Form 10-Q
period 2012-03-31
FLAGSTAR BANCORP INC
filed 2012-05-10
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Yes  ☐    No  ☒.
As of May 9, 2012, 557,313,489 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

(6)
General business and economic conditions, including unemployment rates, movements in interest rates, the slope of the yield curve, any increase in fraud and other related criminal activity and the further decline of asset values in certain geographic markets, may significantly affect our business activities, loan losses, reserves, earnings and business prospects;

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

(9)
The Dodd-Frank Wall Street Reform and Consumer Protection Act has resulted in the elimination of the Office of Thrift Supervision (the “OTS”), tightening of capital standards, and the creation of a new Consumer Financial Protection Bureau and has resulted, or will result, in new laws, regulations and regulatory supervisors that are expected to increase our costs of operations. In addition, the change to the Office of the Comptroller of the Currency as our primary federal regulator may result in interpretations affecting our operations different than those of the OTS;

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

(12)
The recent downgrade by Standards & Poor's of the long-term credit rating of the U.S. could materially affect global and domestic financial markets and economic conditions, which may affect our business activities, financial condition, and liquidity; and

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
Please also refer to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and Item 1A to Part II of this Quarterly Report on Form 10-Q, which are incorporated by reference herein, for further information on these and other factors affecting us.
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
FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
The consolidated financial statements of the Company are as follows:
Consolidated Statements of Financial Condition – March 31, 2012 (unaudited) and December 31, 2011
Consolidated Statements of Operations – For the three months ended March 31, 2012 and 2011 (unaudited)
Consolidated Statements of Comprehensive Income (Loss)– For the three months ended
March 31, 2012 and 2011(unaudited)
Consolidated Statements of Stockholders’ Equity – For the three months ended March 31, 2012 and 2011 (unaudited)
Consolidated Statements of Cash Flows – For the three months ended March 31, 2012 and 2011 (unaudited)
Notes to the Consolidated Financial Statements (unaudited)

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash items	$46,946	$49,715
Interest-earning deposits	711,002	681,343
Cash and cash equivalents	757,948	731,058
Securities classified as trading	307,355	313,383
Securities classified as available-for-sale	448,147	481,352
Loans held-for-sale ($2,132,842 and $1,629,618 at fair value at March 31, 2012 and December 31, 2011, respectively)	2,492,855	1,800,885
Loans repurchased with government guarantees	2,002,999	1,899,267
Loans held-for-investment ($20,365 and $22,651 at fair value at March 31, 2012 and December 31, 2011, respectively)	6,659,538	7,038,587
Less: allowance for loan losses	(281,000)	(318,000)
Loans held-for-investment, net	6,378,538	6,720,587
Total interest-earning assets	12,340,896	11,896,817
Accrued interest receivable	108,143	105,200
Repossessed assets, net	108,686	114,715
Federal Home Loan Bank stock	301,737	301,737
Premises and equipment, net	206,573	203,578
Mortgage servicing rights at fair value	596,830	510,475
Other assets	332,538	455,236
Total assets	$14,042,349	$13,637,473
Liabilities and Stockholders’ Equity
Deposits	$8,599,153	$7,689,988
Federal Home Loan Bank advances	3,591,000	3,953,000
Long-term debt	248,585	248,585
Total interest-bearing liabilities	12,438,738	11,891,573
Accrued interest payable	10,124	8,723
Representation and warranty reserve	142,000	120,000
Other liabilities ($19,100 and $18,300 at fair value at March 31, 2012 and December 31, 2011, respectively)	364,066	537,461
Total liabilities	12,954,928	12,557,757
Commitments and contingencies – Note 20	—	—
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	256,139	254,732
Common stock $0.01 par value, 700,000,000 shares authorized; 557,132,814 and 555,775,639 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	5,571	5,558
Additional paid in capital	1,467,476	1,466,461
Accumulated other comprehensive income (loss)	6,167	(7,819)
Accumulated deficit	(647,932)	(639,216)
Total stockholders’ equity	1,087,421	1,079,716
Total liabilities and stockholders’ equity	$14,042,349	$13,637,473
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In thousands, except per share data)

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
Interest Income
Loans	$113,908	$102,115
Securities classified as available-for-sale or trading	8,571	8,097
Interest-earning deposits and other	412	968
Total interest income	122,891	111,180
Interest Expense
Deposits	18,986	27,022
FHLB advances	27,394	29,979
Other	1,778	1,606
Total interest expense	48,158	58,607
Net interest income	74,733	52,573
Provision for loan losses	114,673	28,309
Net interest (expense) income after provision for loan losses	(39,940)	24,264
Non-Interest Income
Loan fees and charges	29,973	16,138
Deposit fees and charges	4,923	7,500
Loan administration	38,885	39,336
Loss on trading securities	(5,971)	(74)
Loss on transferors’ interest	(409)	(2,381)
Net gain on loan sales	204,853	50,184
Net loss on sales of mortgage servicing rights	(2,317)	(112)
Net gain on securities available-for-sale	310	—
Net gain (loss) on sale of assets	27	(1,036)
Total other-than-temporary impairment gain	3,872	—
Loss recognized in other comprehensive income before taxes	(5,047)	—
Net impairment losses recognized in earnings	(1,175)	—
Representation and warranty reserve – change in estimate	(60,538)	(20,427)
Other fees and charges, net	12,816	7,138
Total non-interest income	221,377	96,266
Non-Interest Expense
Compensation, commissions and benefits	81,455	63,308
Occupancy and equipment	16,950	16,618
Asset resolution	36,770	38,109
Federal insurance premiums	12,324	8,725
Other taxes	946	866
Warrant income (expense)	2,549	(827)
General and administrative	37,752	20,431
Total non-interest expense	188,746	147,230
Loss before federal income taxes	(7,309)	(26,700)
Provision for federal income taxes	—	264
Net Loss	(7,309)	(26,964)
Preferred stock dividend/accretion (1)	(1,407)	(4,710)
Net loss applicable to common stock	$(8,716)	$(31,674)

Flagstar Bancorp, Inc. Consolidated Statements of Operations, Continued (In thousands, except per share data)

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
Loss per share
Basic	$(0.02)	$(0.06)
Diluted	$(0.02)	$(0.06)

(1)	The preferred stock dividend/accretion at March 31, 2012 represents only the accretion. As of December 31, 2011, the Company elected the deferral of dividend and interest payments on preferred stock.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Three Months Ended March 31,
	2012	2011
Net loss	$(7,309)	$(26,964)
Other comprehensive income (loss), before tax:
Securities available-for-sale:
Change in net unrealized loss on sale of securities available-for-sale	13,121	6,405
Reclassification of gain on sale of securities available-for-sale	(310)	—
Reclassification of loss on securities available-for-sale due to other-than-temporary impairment	1,175	—
Total securities available-for-sale	13,986	6,405
Other comprehensive income, before tax	13,986	6,405
Deferred tax expense (benefit) related to other comprehensive income	—	—
Other comprehensive income, net of tax	13,986	6,405

Comprehensive income (loss)	$6,677	$(20,559)

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2010	$249,196	$5,533	$1,461,373	$(16,165)	$(440,274)	$1,259,663
(Unaudited)
Net loss	—	—	—	—	(26,964)	(26,964)
Total other comprehensive income	—	—	—	6,405	—	6,405
Restricted stock issued	—	2	(2)	—	—	—
Dividends on preferred stock	—	—	—	—	(3,333)	(3,333)
Accretion of preferred stock	1,376	—	—	—	(1,376)	—
Stock-based compensation	—	2	1,249	—	—	1,251
Balance at March 31, 2011	$250,572	$5,537	$1,462,620	$(9,760)	$(471,947)	$1,237,022
Balance at December 31, 2011	$254,732	$5,558	$1,466,461	$(7,819)	$(639,216)	$1,079,716
(Unaudited)
Net loss	—	—	—	—	(7,309)	(7,309)
Total other comprehensive income	—	—	—	13,986	—	13,986
Restricted stock issued	—	6	(6)	—	—	—
Accretion of preferred stock (1)	1,407	—	—	—	(1,407)	—
Stock-based compensation	—	7	1,021	—	—	1,028
Balance at March 31, 2012	$256,139	$5,571	$1,467,476	$6,167	$(647,932)	$1,087,421

(1)
The preferred stock dividend/accretion during the three months ended March 31, 2012 represents only the accretion. As of December 31, 2011, the Company elected the deferral of dividend and interest payments on preferred stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows (In thousands)

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
Operating Activities
Net loss	$(7,309)	$(26,964)
Adjustments to net loss to net cash used in operating activities
Provision for loan losses	114,673	28,309
Depreciation and amortization	4,469	3,642
Loss (gain) on fair value of residential first mortgage servicing rights	6,927	(4,123)
Stock-based compensation expense	1,028	1,251
Net loss on the sale of assets	670	1,158
Net gain on loan sales	(204,853)	(50,184)
Net loss on sales of mortgage servicing rights	2,317	112
Net gain on securities classified as available-for-sale	(310)	—
Other than temporary impairment losses on securities classified as available-for-sale	1,175	—
Net loss on trading securities	5,971	74
Net loss on transferor interest	409	2,381
Proceeds from sales of loans held-for-sale	11,474,194	5,914,461
Origination and repurchase of mortgage loans held-for-sale, net of principal repayments	(11,886,555)	(4,949,989)
Increase in repurchase of mortgage loans with government guarantees, net of claims received	(103,732)	(81,782)
Increase in accrued interest receivable	(2,943)	(2,969)
Decrease (increase) in other assets	122,214	(12,300)
Increase (decrease) in accrued interest payable	1,401	(2,841)
(Decrease) increase liability for checks issued	(988)	3,830
Decrease in payable for mortgage repurchase option	(30,683)	(19,743)
Increase in representation and warranty reserve	22,000	—
Decrease in other liabilities	(20,073)	(8,533)
Net cash (used) provided in operating activities	(499,998)	795,790
Investing Activities
Proceeds from the sale of investment securities available-for-sale	20,665	—
Net repayment of investment securities available-for-sale	25,405	29,299
Net proceeds from sales of loans held-for-investment	(187,768)	6,736
Origination of portfolio loans, net of principal repayments	208,523	476,784
Proceeds from the disposition of repossessed assets	25,035	37,572
Acquisitions of premises and equipment, net of proceeds	(7,150)	(5,046)
Proceeds from the sale of mortgage servicing rights	16,394	—
Net cash provided by investing activities	101,104	545,345
Financing Activities
Net increase (decrease) in deposit accounts	909,165	(249,189)
Net decrease in Federal Home Loan Bank advances	(362,000)	(325,083)
Net disbursement of payments of loans serviced for others	(126,288)	(9,023)
Net receipt of escrow payments	4,907	6,978
Dividends paid to preferred stockholders	—	(3,333)
Net cash provided by (used) in financing activities	425,784	(579,650)
Net increase in cash and cash equivalents	26,890	761,485

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows (In thousands)

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
Beginning cash and cash equivalents	731,058	953,534
Ending cash and cash equivalents	$757,948	$1,715,019
Loans held-for-investment transferred to repossessed assets	$171,375	$64,290
Total interest payments made on deposits and other borrowings	$46,756	$61,448
Federal income taxes paid	$225	$—
Reclassification of mortgage loans originated for portfolio to mortgage loans held-for-sale	$200,908	$383
Reclassification of mortgage loans originated held-for-sale then transferred to portfolio loans	$13,140	$7,119
Mortgage servicing rights resulting from sale or securitization of loans	$111,484	$50,700
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
Note 1 – Nature of Business
Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $14.0 billion in total assets at March 31, 2012, the Company is the largest insured depository institution headquartered in Michigan and is the largest publicly held savings bank headquartered in the Midwest.
The Company is a full-service financial services company, offering a range of products and services to consumers, businesses, and homeowners. As of March 31, 2012, the Company operated 113 banking centers in Michigan, 28 home loan centers in 13 states, and a total of four commercial banking offices in Massachusetts, Connecticut, and Rhode Island. In April 2012, two banking centers in Michigan were closed to better align the branch structure with the Company's focus on key market areas and to improve banking center efficiencies. The Company originates loans nationwide and is one of the leading originators of residential first mortgage loans. The Company also offers consumer products including deposit accounts, standard and jumbo home loans, home equity lines of credit, and personal loans, including auto and boat loans. The Company also offers commercial loans and treasury management services throughout Michigan and through its four commercial banking offices in Massachusetts, Rhode Island and Connecticut. Commercial products include deposit and sweep accounts, telephone banking, term loans and lines of credit, lease financing, government banking products and treasury management services such as remote deposit and merchant services.
The Company sells or securitizes most of the mortgage loans that it originates and generally retains the right to service the mortgage loans that it sells. These mortgage-servicing rights (“MSRs”) are occasionally sold by the Company in transactions separate from the sale of the underlying mortgages. The Company may also invest in its loan originations to refine the Company's leverage ability and to receive the interest spread between earning assets and paying liabilities.
The Bank is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”) of the United States Department of the Treasury (“U.S. Treasury”). The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (the “CFPB”). The Bank's deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”). The Company is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve (“Federal Reserve”). The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis.
Branch Sales

During the fourth quarter 2011, the Bank completed the previously announced sale of 27 banking centers in Georgia and 22 banking centers in Indiana to PNC Bank, N.A., part of The PNC Financial Services Group, Inc. ("PNC") and First Financial Bank, N.A. ("First Financial"), respectively. Management believes that the Company's presence in the Georgia and Indiana markets lacked market density and sufficient scale, and believes that these transactions are consistent with the strategic focus on core Midwest banking markets and on deployment of capital towards continuing growth in commercial and consumer banking in those markets, as well as the emerging Northeast market.

In the Georgia sale, PNC purchased the facilities or assumed the leases associated with the banking centers and purchased associated business and retail deposits in the amount of $211.3 million. PNC paid the net carrying value of the acquired real estate and fixed and other personal assets associated with the banking centers.

In the Indiana sale, First Financial paid a consideration of a seven percent premium on the consumer and commercial deposits in the Indiana banking centers. The total amount of such consumer and commercial deposits was $462.0 million for a gain of $22.1 million. First Financial paid net carrying value on real estate and personal assets of the banking centers and assumed the existing leases on 14 of the banking centers.

The Company predominantly originated residential mortgage loans for sale in the secondary market in both the Georgia and Indiana markets. Accordingly, the amount of loans on the balance sheet was immaterial and no loans were transferred in either transaction.
Supervisory Agreements
On January 27, 2010, the Company and the Bank entered into supervisory agreements (collectively, the “Supervisory Agreements”) with their then primary regulator the Office of Thrift Supervision ("OTS"). The Supervisory Agreements will remain in effect until terminated, modified, or suspended in writing by the Company's and the Bank's current primary regulators, the

Federal Reserve and the OCC, respectively, and the failure to comply with the Supervisory Agreements could result in the initiation of further enforcement action by the Federal Reserve or the OCC, including the imposition of further operating restrictions and result in additional enforcement actions against the Company and the Bank.

Note 2 – Basis of Presentation and Accounting Policies

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. In addition, certain prior period amounts have been reclassified to conform to the current period presentation. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which are available on the Company’s Investor Relations web page, at www.flagstar.com, and on the SEC website, at www.sec.gov.

Recently Adopted Accounting Standards

On January 1, 2012, the Company adopted the update to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income” and applied the provisions retrospectively. Under the amended guidance, an entity had the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The adoption of the guidance did not have a material effect on the Company's Consolidated Financial Statements or the Notes thereto. For further information concerning comprehensive income, refer to Consolidated Statements of Comprehensive Income and Note 15 - Stockholders' Equity.

On January 1, 2012, the Company prospectively adopted the update to FASB ASC Topic 820, “Fair Value Measurement.” The amended guidance did not modify the requirements for when fair value measurements apply, rather it generally represents clarifications on how to measure and disclose fair value under Topic 820, Fair Value Measurement. The guidance is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”), by ensuring that fair value has the same meaning in U.S. GAAP and IFRS and respective disclosure requirements are the same except for inconsequential differences in wording and style. The adoption of the guidance did not have a material effect on the Company's Consolidated Financial Statements or the Notes thereto. For further information concerning fair value, refer to Note 3 - Fair Value Accounting.

On January 1, 2012, the Company adopted FASB ASC Topic 860, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” Under the amended guidance, a transferor maintains effective control over transferred financial assets if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity. In addition, the following requirements must be met: (i) the financial asset to be repurchased or redeemed are the same or substantially the same as those transferred, (ii) the agreement is to repurchase or redeem the transferred financial asset before maturity at a fixed or determinable price, and (iii) the agreement is entered into contemporaneously with, or in contemplation of the transfer. The adoption of the guidance did not have a material effect on the Company's Consolidated Financial Statements or the Notes thereto.

On July 1, 2011, the Company adopted the update to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, “Receivables - A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring” and applied the provisions retrospectively to January 1, 2011. The troubled debt restructuring (“TDR”) guidance clarifies whether loan modifications constitute TDRs, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower's effective rate test to evaluate whether the restructuring constitutes as a TDR and a concession has been granted to the borrower, and clarifies the guidance for creditors to use in determining whether a borrower is experiencing financial difficulties. The adoption of the guidance did not have a material effect on the Company's Consolidated Financial Statements or the Notes thereto. For further information concerning TDRs, refer to Note 7 - Loans Held-for-Investment.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate - a Scope Clarification.” The guidance represents the consensus reached in EITF Issue No. 10-E, “Derecognition of in Substance Real Estate” and applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. ASU 2011-10 provides that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. This guidance is effective prospective for annual and interim periods beginning on or after June 15, 2012. Early adoption is permitted. The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The FASB issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP. The objective of this guidance is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This guidance is effective retrospectively for annual and interim periods beginning on or after January 1, 2013. The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.
Note 3 – Fair Value Accounting

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, in either case through an orderly transaction between market participants at the measurement date. The Company utilizes fair value measurements to record certain assets and liabilities at fair value and to determine fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, the Company uses present value techniques and other valuation methods to estimate the fair values of its financial instruments. These valuation models rely on market-based parameters when available, such as interest rate yield curves, credit spreads or unobservable inputs. Unobservable inputs may be based on management's judgment, assumptions and estimates related to credit quality, asset growth, the Company's future earnings, interest rates and other relevant inputs. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

Valuation Hierarchy

U.S. GAAP establishes a three‑level valuation hierarchy for disclosure of fair value measurements that is based on the transparency of the inputs used in the valuation process. The three levels of the hierarchy, highest ranking to lowest, are as follow:

Level 1 -Quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company can participate as of the measurement date.
Level 2 -Quoted prices for similar instruments in active markets, and other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 -Unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing and asset or liability.
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input within the valuation hierarchy that is significant to the overall fair value measurement. Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.

The following is a description of the valuation methodologies used by the Company for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets

Securities classified as trading. These securities are comprised of U.S. government sponsored agency mortgage‑backed securities, U.S. Treasury bonds and non‑investment grade residual securities that arose from private‑label securitizations of the Company. The U.S. government sponsored agency mortgage‑backed securities and U.S. Treasury bonds trade in an active, open market with readily observable prices and are therefore classified within the Level 1 valuation hierarchy. The non‑investment grade residual securities do not trade in an active, open market with readily observable prices and are therefore classified within the Level 3 valuation hierarchy. Under Level 3, the fair value of residual securities is determined by discounting estimated net future cash flows using expected prepayment rates and discount rates that approximate current market rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities collateral, considering such factors as loss experience, delinquencies, loan‑to‑value ratios, borrower credit scores and property type. At March 31, 2012 and December 31, 2011, the Company had no Level 3 securities classified as trading. See Note 9 - Private-label Securitization Activity, for the key assumptions used in the residual interest valuation process.

Securities classified as available-for-sale. These securities are comprised of U.S. government sponsored agency mortgage‑backed securities and CMOs. Where quoted prices for securities are available in an active market, those securities are classified within Level 1 of the valuation hierarchy. Where quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and those securities are classified within Level 2 of the valuation hierarchy. Where markets are illiquid and fair values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement, those securities are classified within Level 3 of the valuation hierarchy. Due to illiquidity in the markets, the Company determined the fair value of the FSTAR 2006-1 securitization trust using a discounted estimated net future cash flow model and therefore classified it within the Level 3 valuation hierarchy as the model utilizes significant inputs which are unobservable.

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

Loans held-for-investment. Loans held-for-investment are generally recorded at amortized cost. The Company does not record these loans at fair value on a recurring basis. However, from time to time a loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, or discounted cash flows. The fair value of the underlying collateral is determined, where possible, using market prices derived from appraisals or broker price opinions which are considered to be Level 3. Fair value may also be measured using the present value of expected cash flows discounted at the loan's effective interest rate. The Company records the impaired loan as a non-recurring Level 3 valuation.

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

Residential MSRs. The current market for residential MSRs is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option‑adjusted spread valuation approach to determine the fair value of residential MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk‑adjusted discount rates. The key assumptions used in the valuation of residential MSRs include mortgage prepayment speeds and discount rates. Management obtains third‑party valuations of the residential MSR portfolio on a quarterly basis from independent valuation experts to assess the reasonableness of the fair value calculated by its internal valuation model. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. See Note 10 - Mortgage Servicing Rights, for the key assumptions used in the residential MSR valuation process.

Derivative financial instruments. Certain classes of derivative contracts are listed on an exchange and are actively traded, and they are therefore classified within Level 1 of the valuation hierarchy. These include U.S. Treasury futures and U.S. Treasury options. The Company's forward loan sale commitments and interest rate swaps are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy. Rate lock commitments are valued using internal models with significant unobservable market parameters and therefore are classified within Level 3 of the valuation hierarchy. The Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. The derivatives are reported in either “other assets” or “other liabilities” on the Consolidated Statements of Financial Condition.

Equity-linked transaction and option commitment. The equity-linked transaction and option commitment serves as a hedge (off-set) to the market risk incurred with the Company's participation of equity-linked certificates of deposit. The option represents the premium over the total notional amount of the hedge. The valuations are based on counterparty risk systems measuring the present value of each instrument and its future payments. The risk systems takes into consideration economic terms of the trade and current market levels including spot rates, and underlying volatility and correlation among other factors.
Liabilities

Warrants. Warrant liabilities are valued using a binomial lattice model and are classified within Level 2 of the valuation hierarchy. Significant observable inputs include expected volatility, a risk free rate and an expected life. Warrant liabilities are reported in “other liabilities” on the Consolidated Statements of Financial Condition.

Litigation settlement. On February 24, 2012, the Company announced that the Bank had entered into an agreement (the “DOJ Agreement”) with the U.S. Department of Justice ("DOJ") relating to certain underwriting practices associated with loans insured by the Federal Housing Administration ("FHA") of the Department of Housing and Urban Development ("HUD"). The Bank and the DOJ entered into the DOJ Agreement pursuant to which the Bank agreed to comply with all applicable HUD and FHA rules related to the continued participation in the direct endorsement lender program, make an initial payment of $15.0 million within 30 business days of the effective date of the DOJ Agreement (which was paid on April 3, 2012), only upon the occurrence of certain future events (as further described below), is obligated to make payments of approximately $118.0 million (the "Additional Payments"), and complete a monitoring period by an independent third party chosen by the Bank and approved by HUD.

Based on analysis of the DOJ agreement, the Company recorded a liability of $33.3 million at December 31, 2011. During the three months ended March 31, 2012 the Company recorded an increase to the liability of $0.8 million, principally representing the recognition of the periodic effect of discounting, and the total liability was $34.1 million at March 31, 2012, which includes $19.1 million representing the estimated fair value of the $118.0 million Additional Payments. Future changes in the fair value of the Additional Payments will affect earnings each quarter.

The Company has elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement. The signed settlement contract with the DOJ establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability. The Company made the fair value election as of December 31, 2011, the date the Company first recognized the financial instrument in its financial statements.

The specific terms of the payment structure are as follow:

•
The Company generates positive income for a sustained period, such that part or all of the Deferred Tax Asset ("DTA"), which has been offset by a valuation allowance ("DTA Valuation Allowance"), is likely to be realized, as evidenced by the reversal of the DTA Valuation Allowance in accordance with U.S. GAAP;

•
The Company is able to include capital derived from the reversal of the DTA Valuation Allowance in the Bank's Tier 1 capital, which is the lesser of 10 percent of Tier 1 capital or the amount of the DTA that the Company expects to recover within one year based on financial projections;

•
The Company's obligation to repay the $266.7 million in preferred stock held by the U.S. Treasury under the TARP Capital Purchase Program has been either extinguished or excluded from Tier 1 capital for purposes of calculating the Tier 1 capital ratio as described in the paragraph below;

•
Upon the occurrence of each of the future events described above, and provided doing so would not violate any banking regulatory requirement or the OCC does not otherwise object, the Company will begin making Additional Payments provided that (i) each annual payment would be equal to the lesser of $25 million or the portion of the Additional Payments that remains outstanding after deducting prior payments; and (ii) no obligation arises until the Company's call report as filed with the OCC, including any amendments thereto, for the period ending at least six months prior to the making of such Additional Payments, reflects a minimum Tier 1 capital ratio of 11 percent (or higher if required by regulators), after excluding any unextinguished portion of the preferred stock held by U.S. Treasury under the TARP Capital Purchase Program; and

•
In no event will the Company be required to make an Additional Payment if doing so would violate any material banking regulatory requirement or the OCC (or any successor regulator under the safety and soundness program) objects in writing to the making of an Additional Payment.

The fair value of the DOJ Agreement is based on a discounted cash flow valuation model that incorporates the Company's current estimate of the most likely timing and amount of the cash flows necessary to satisfy the obligation. These cash flow estimates are reflective of the Company's detailed financial and operating projections for the next three years, as well as more general growth earnings and capital assumptions for subsequent periods.

The timing of each of the metrics is dependent on the preceding metric being achieved and actual Bank operating results and forecasted assumptions could materially change the value of the liability. As the Bank's profitability increases, the value of the deferred liability would also increase.

The cash flows are discounted using a 17.1 percent discount rate that is inclusive of the risk free rate based on the expected duration of the liability and an adjustment for nonperformance risk that represents the Company's credit risk. The model assumes 12 quarters of profitability prior to reversing the valuation allowance associated with the deferred tax asset.

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

Assets and liabilities measured at fair value on a recurring basis
The following tables present the financial instruments carried at fair value as of March 31, 2012 and December 31, 2011, by caption on the Consolidated Statement of Financial Condition and by the valuation hierarchy (as described above).

	Level 1	Level 2	Level 3	Total Carrying Value
March 31, 2012	(Dollars in thousands)
Securities classified as trading:
U.S. Treasury bonds	$307,355	$—	$—	$307,355
Securities classified as available-for-sale:
Non-agency collateralized mortgage obligations	—	235,136	105,034	340,170
U.S. government sponsored agencies	107,977	—	—	107,977
Loans held-for-sale:
Residential first mortgage loans	—	2,132,842	—	2,132,842
Loans held-for-investment:
Residential first mortgage loans	—	20,365	—	20,365
Residential mortgage servicing rights	—	—	596,830	596,830
Equity-linked CD purchase option	241	—	—	241
Derivative assets:
Forward agency and loan sales	—	832	—	832
Rate lock commitments	—	—	68,265	68,265
Interest rate swaps	—	2,852	—	2,852
Total derivative assets	—	3,684	68,265	71,949
Total assets at fair value	$415,573	$2,392,027	$770,129	$3,577,729
Derivative liabilities:
Agency forwards	$—	$(2,141)	$—	$(2,141)
U.S. Treasury futures	(6,181)	—	—	(6,181)
Interest rate swaps	—	(2,852)	—	(2,852)
Total derivative liabilities	(6,181)	(4,993)	—	(11,174)
Warrant liabilities	—	(4,960)	—	(4,960)
Equity-linked CD written option	(241)	—	—	(241)
Litigation settlement (1)	—	—	(19,100)	(19,100)
Total liabilities at fair value	$(6,422)	$(9,953)	$(19,100)	$(35,475)

	Level 1	Level 2	Level 3	Total Carrying Value
December 31, 2011	(Dollars in thousands)
Securities classified as trading:
U.S. Treasury bonds	$313,383	$—	$—	$313,383
Securities classified as available-for-sale:
Non-agency collateralized mortgage obligations	—	—	365,256	365,256
U.S. government sponsored agencies	116,096	—	—	116,096
Loans held-for-sale:
Residential first mortgage loans	—	1,629,618	—	1,629,618
Loans held-for-investment:
Residential first mortgage loans	—	22,651	—	22,651
Residential mortgage servicing rights	—	—	510,475	510,475
Derivative assets:
U.S. Treasury futures	3,316	—	—	3,316
Rate lock commitments	—	—	70,965	70,965
Agency forwards	9,362	—	—	9,362
Interest rate swaps	—	3,296	—	3,296
Total derivative assets	12,678	3,296	70,965	86,939
Total assets at fair value	$442,157	$1,655,565	$946,696	$3,044,418
Derivative liabilities:
Forward agency and loan sales	$—	$(42,978)	$—	$(42,978)
Interest rate swaps	—	(3,296)	—	(3,296)
Total derivative liabilities	—	(46,274)	—	(46,274)
Warrant liabilities	—	(2,411)	—	(2,411)
Litigation settlement (1)	—	—	(18,300)	(18,300)
Total liabilities at fair value	$—	$(48,685)	$(18,300)	$(66,985)

(1)	Does not include the $15.0 million payment required to be paid within 30 business days after the effective date of the DOJ Agreement, which was paid on April 3, 2012.

A determination to classify a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Also, the Company manages the risk associated with the observable components of Level 3 financial instruments using securities and derivative positions that are classified within Level 1 or Level 2 of the valuation hierarchy; these Level 1 and Level 2 risk management instruments are not included below, and therefore the gains and losses in the tables do not reflect the effect of the Company's risk management activities related to such Level 3 instruments. If the market for an instrument becomes more liquid or active and pricing models become available which allow for readily observable inputs, the Company will transfer the instruments from a Level 3 to a Level 2 valuation hierarchy.

The Company transferred $235.1 million in non-agency collateralized mortgage obligations recorded at fair value on a recurring basis out of Level 3 fair value measurement into a Level 2 asset during the three months ended March 31, 2012, compared to no transfers for three months ended March 31, 2011. There were no transfers of liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three months ended March 31, 2012 and 2011. The Company reclassified the 2010 and 2011 nonrecurring hierarchy disclosures for impaired loans and repossessed assets from Level 2 to Level 3 to reflect that the appraised values, broker price opinions or internal estimates contain unobservable inputs. The impact was limited to disclosure.

Interest rate swap derivatives were transferred from a Level 1 to a Level 2 during the fourth quarter 2011 because the derivatives are not actively being traded on a listed exchange. The interest rate swap derivatives are valued based on quoted prices for similar assets in an active market with inputs that are observable and are now classified within Level 2 of the valuation hierarchy.

Non-agency collateralized mortgage obligations were transferred from a Level 3 to a Level 2 during the three months ended March 31, 2012 because of increased market liquidity as well as an increase in the number of available pricing models. The non-agency collateralized mortgage obligations are valued based on pricing provided by external pricing services.

Fair value measurements using significant unobservable inputs
The tables below include a roll forward of the Consolidated Statement of Financial Condition amounts for the three months ended March 31, 2012 and 2011 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

		Recorded in Earnings		Recorded in OCI
For the Three Months Ended March 31, 2012	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Issuances	Purchases	Sales	Settlements	Transfers In (Out)	Balance at End of Period	Changes In Unrealized Held at End of Period (4)
Assets	(Dollars in thousands)
Securities classified as available-for-sale (1)(2)(3)
Non-agency collateralized mortgage obligations	$365,256	$—	$—	$685	$—	$—	$(5,979)	$—	$(254,928)	$105,034	$685
Residential mortgage servicing rights	510,475	(6,927)	—	—	—	111,484	(18,202)	—	—	596,830	—
Derivative financial instruments:
Rate lock commitments	70,965	48,338	—	—	—	171,149	(159,168)	(63,036)	—	68,248	—
Totals	$946,696	$41,411	$—	$685	$—	$282,633	$(183,349)	$(63,036)	$(254,928)	$770,112	$685
Liabilities
Litigation settlement	$18,300	$—	$(800)	$—	$—	$—	$—	$—	$—	$19,100	$—

For the Three Months Ended March 31, 2011
Securities classified as available-for-sale: (1)(2)(3)
Non-agency collateralized mortgage obligations	$467,488	$—	$—	$7,722	$—	$—	$(30,253)	$—	$—	$444,957	$7,722
Residential mortgage servicing rights	580,299	4,123	—	—	—	50,700	—	—	—	635,122	—
Derivative financial instruments:
Rate lock commitments	14,396	(6,201)	—	—	—	48,844	(32,952)	(10,307)	—	13,780	—
Totals	$1,062,183	$(2,078)	$—	$7,722	$—	$99,544	$(63,205)	$(10,307)	$—	$1,093,859	$7,722

(1)	Realized gains (losses), including unrealized losses deemed other‑than‑temporary and related to credit issues, are reported in non‑interest income.

(2)
U.S. government agency securities classified as available-for-sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation. Non‑agency securities classified as available-for-sale are valued using internal valuation models and pricing information from third parties.

(3)
Management had anticipated that the non‑agency securities would be classified under Level 2 of the valuation hierarchy. However, due to illiquidity in the markets, the fair value of these securities has been determined using internal models and therefore is classified within Level 3 of the valuation hierarchy and pricing information from third parties.

(4)	Changes in the unrealized gains (losses) related to financial instruments held at the end of the year.

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of March 31, 2012 and December 31, 2011.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
March 31, 2012	(Dollars in thousands)
Assets
FSTAR 2006-1	$105,034	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average Loss severity	7.2% - 10.8% (9.0%) 7.6% - 11.4% (9.5%) 5.2% - 7.9% (6.5%) 80.0% - 120.0% (100.0%)
Residential mortgage servicing rights	$596,830	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	4.6% - 6.9% (5.8%) 14.3% - 21.8% (18.1%) 57.8% - 86.7% (72.2%)
Rate lock commitments	$68,265	Mark-to-Market	Origination pull-through rate	60.3% - 90.4% (75.3%)
Liabilities
Litigation settlement	$19,100	Discounted cash flows	Asset growth rate MSR growth Rate Return on assets (ROA) improvement	4.4% - 6.6% (5.5%) 1.4% - 0.9% (1.2%) 0.02% - 0.04% (0.03%)

The significant unobservable inputs used in the fair value measurement of the FSTAR 2006-1 securitization trust are discount rates, prepayment rates and default rates. While loss severity (in the event of default) is an unobserveable input, the sensitivity of the fair value to this input is zero because of the insurer coverage on the deal. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases in both prepay rates and default rates in isolation result in a higher fair value; however, generally a change in the assumption used for the probability of default is accompanied by a directionally opposite change in the assumption used for prepayment rates, which would offset a portion of the fair value change.

The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation would result in a significantly lower (higher) fair value measurement.

The significant unobservable input used in the fair value measurement of the rate lock commitments is the pull through rate. The pull through rate is a statistical analysis of the Company's actual rate lock fallout history to determine the sensitivity of the residential mortgage loan pipeline compared to interest rate changes and other deterministic values. New market prices are applied based on updated loan characteristics and new fall out ratios (i.e., the inverse of the pull through rate) are applied accordingly. Significant increases (decreases) in the pull through rate in isolation would result in a significantly higher (lower) fair value measurement. Generally, a change in the assumption utilized for the probability of default is accompanied by a directionally similar change in the assumption utilized for the loss severity and a directionally opposite change in assumption utilized for prepayment rates.

The significant unobservable inputs used in the fair value measurement of the DOJ Agreement are future balance sheet and growth rate assumptions for overall asset growth, MSR growth, and return on assets improvement. The current assumptions are based on management's strategic performance targets beyond the current strategic modeling horizon (2015). The Bank's target asset growth rate post 2015 is based off of growth in the balance sheet post TARP preferred stock repayment. Significant increases (decreases) in the bank's asset growth rate in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the bank's MSR growth rate in isolation would result in a marginally lower (higher) fair value measurement. Significant increases (decreases) in the bank's return on assets improvement in isolation would result in a marginally higher (lower) fair value measurement.

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

Assets Measured at Fair Value on a Non-recurring Basis

	Total	Level 3
	(Dollars in thousands)
March 31, 2012
Impaired loans held-for-investment: (1)
Residential first mortgage loans	$133,179	$133,179
Commercial real estate loans	134,072	134,072
Repossessed assets (2)	108,686	108,686
Totals	$375,937	$375,937
December 31, 2011
Impaired loans held-for-investment: (1)
Residential first mortgage loans	$210,040	$210,040
Commercial real estate loans	180,306	180,306
Repossessed assets (2)	114,715	114,715
Totals	$505,061	$505,061

(1)
As of December 31, 2011 the Company reclassified impaired loans and repossessed assets from Level 2 to Level 3 to reflect that many of the appraised values, price opinions or internal estimates contain unobservable inputs.

(2)
The Company recorded $47.8 million and $14.6 million in fair value losses on impaired loans (include in provision for loan losses on the Consolidated Statements of Operations) during the three months ended March 31, 2012 and 2011, respectively.

(3)
The Company recorded $8.0 million and $13.2 million in losses related to write-downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net loss of $0.7 million and a net loss of $0.1 million on sales of repossessed assets during the three months ended March 31, 2012 and 2011, respectively.

The following tables present the quantitative information about non-recurring Level 3 fair value financial instruments and the fair value measurements as of March 31, 2012 and December 31, 2011.

	Fair Value	Valuation Technique(s)
March 31, 2012	(Dollars in thousands)
Impaired loans held-for-investment:
Residential mortgage loans	$133,179	Appraisal value
Commercial real estate loans	$134,072	Appraisal value
Repossessed assets	$108,686	Appraisal value

The Company has certain impaired residential and commercial real estate loans that are measured at fair value on a nonrecurring basis. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals or other third party price opinions are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. At March 31, 2012, the Company identified $133.2 million and $134.1 million in residential and commercial real estate loans, respectively, carried at fair value on a non-recurring basis. For the three month period ended March 31, 2012, non-recurring fair value impairment of $47.8 million was recorded within the provision for credit losses.
Repossessed assets are measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the repossessed asset. The fair value of repossessed assets, upon initial recognition, are estimated using Level 3 inputs based on customized discounting criteria. The significant unobservable inputs used in the Level 3 fair value measurements of the Company's impaired loans and repossessed assets included in the table above primarily relate to internal valuations or analysis.

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

The following table presents the carrying amount and estimated fair value of certain financial instruments not recorded at fair value in entirety on a recurring basis.

	March 31, 2012
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets:
Cash and cash equivalents	$757,948	$757,948	$757,948	$—	$—
Securities classified as trading	307,355	307,355	307,355	—	—
Securities classified as available-for-sale	448,147	448,147	107,977	235,136	105,034
Loans held-for-sale	2,492,855	2,488,869	—	2,488,869	—
Loans repurchased with government guarantees	2,002,999	2,002,999	—	2,002,999	—
Loans held-for-investment, net	6,378,538	6,420,211	—	—	6,420,211
Accrued interest receivable	108,143	108,143	—	108,143	—
Repossessed assets	108,686	108,686	—	—	108,686
FHLB stock	301,737	301,737	301,737	—	—
Mortgage servicing rights	596,830	596,830	—	—	596,830
Customer initiated derivative interest-rate swaps	2,852	2,852	—	2,852	—
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(2,873,274)	(2,794,436)	—	(2,794,436)	—
Certificates of deposit	(3,119,581)	(3,145,829)	—	(3,145,829)	—
Government accounts	(780,404)	(775,340)	—	(775,340)	—
National certificates of deposit	(345,901)	(353,760)	—	(353,760)	—
Company controlled deposits	(1,479,993)	(1,475,575)	—	(1,475,575)	—
FHLB advances	(3,591,000)	(3,850,921)	(3,850,921)	—	—
Long-term debt	(248,585)	(85,109)	—	(85,109)	—
Accrued interest payable	(10,124)	(10,124)	—	(10,124)	—
Warrant liabilities	(4,960)	(4,960)	—	(4,960)
Litigation settlement	(19,100)	(19,100)	—	—	(19,100)
Customer initiated derivative interest-rate swaps	(2,852)	(2,852)	—	(2,852)	—
Derivative Financial Instruments:
Forward delivery contracts	832	832	—	832	—
Commitments to extend credit	68,265	68,265	—	68,265	—
U.S. Treasury and agency futures/forwards	(8,321)	(8,321)	(8,321)	—	—

	December 31, 2011
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets:
Cash and cash equivalents	$731,058	$731,058	$731,058	$—	$—
Securities classified as trading	313,383	313,383	313,383	—	—
Securities classified as available-for-sale	481,352	481,352	116,096	—	365,256
Loans held-for-sale	1,800,885	1,823,421	—	1,823,421	—
Loans repurchased with government guarantees	1,899,267	1,899,267	—	1,899,267	—
Loans held-for-investment, net	6,720,587	6,748,914	—	—	6,748,914
Accrued interest receivable	105,200	105,200	—	105,200	—
Repossessed assets	114,715	114,715	—	—	114,715
FHLB stock	301,737	301,737	301,737	—	—
Mortgage servicing rights	510,475	510,475	—	—	510,475
Customer initiated derivative interest-rate swaps	3,296	3,296	—	3,296	—
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(2,520,710)	(2,440,208)	—	(2,440,208)	—
Certificates of deposit	(2,972,258)	(3,001,645)	—	(3,001,645)	—
Government accounts	(711,097)	(705,991)	—	(705,991)	—
National certificates of deposit	(384,910)	(394,442)	—	(394,442)	—
Company controlled deposits	(1,101,013)	(1,095,602)	—	(1,095,602)	—
FHLB advances	(3,953,000)	(4,195,163)	(4,195,163)	—	—
Long-term debt	(248,585)	(80,575)	—	(80,575)	—
Accrued interest payable	(8,723)	(8,723)	—	(8,723)	—
Warrant liabilities	(2,411)	(2,411)	—	(2,411)	—
Litigation settlement	(18,300)	(18,300)	—	—	(18,300)
Customer initiated derivative interest-rate swaps	(3,296)	(3,296)	—	(3,296)	—
Derivative Financial Instruments:
Forward delivery contracts	(42,978)	(42,978)	—	(42,978)	—
Commitments to extend credit	70,965	70,965	—	70,965	—
U.S. Treasury and agency futures/forwards	12,678	12,678	12,678	—	—

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
Fair Value Option

The Company has elected, under the fair value option in ASC 825: Financial Instruments, to record at fair value certain financial assets and financial liabilities. The fair value election is typically made on an instrument by instrument basis. The decision to measure a financial instrument at fair value cannot be revoked once the election is made. Upon adoption of SFAS 159: The Fair Value Option for Financial Assets and Financial Liabilities, the Company made a policy decision to elect the fair value option for loans held-for-sale originated post 2009.

The Company has elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement. The signed settlement contract with the DOJ establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability. The Company made the fair value election as of December 31, 2011, the date the Company first recognized the financial instrument in its financial statements.

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

At March 31, 2012 and December 31, 2011 the balance of the fair value of the loans held-for-sale were $2.1 billion and $1.6 billion respectively. For the three months ended March 31, 2012 and 2011, the fair value of held-for-sale loans at fair value increased $503.2 million and decreased $858.8 million, respectively. The change in fair value included in earnings was $121.1 million and $44.3 million, respectively, for the three months ended March 31, 2012 and 2011, respectively. Changes in fair value of the loans held-for-sale are recorded in net gain on loan sales on the Company's Consolidated Statements of Operations.

At March 31, 2012 and December 31, 2011 the balance of the fair value of the loans held-for-investment were $20.4 million and $22.7 million, respectively. For the three months ended March 31, 2012 and 2011, the fair value of held-for-investment loans at fair value decreased $2.3 million and increased $3.2 million, respectively. The change in fair value included in earnings was $(1.1) million and $0.5 million, respectively, for the three months ended March 31, 2012 and 2011. Changes in fair value of the loans held-for-investment are reflected in interest income on loans on the Company's Consolidated Statements of Operations.

At March 31, 2012 and December 31, 2011, the fair value of financial liabilities, which related to the DOJ Agreement, was $19.1 million and $18.3 million, respectively, and included in other liabilities in the Consolidated Statements of Financial Condition. The increase of $0.8 million, principally representing the recognition of the periodic effect of discounting, is included in general and administrative expense within non-interest expense for the three months ended March 31, 2012 on the Consolidated Statements of Operations.

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of March 31, 2012 and December 31, 2011 for loans for which the fair value option has been elected.

	March 31, 2012			December 31, 2011
	(Dollars in thousands)
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets
Nonaccrual loans:
Loans held-for-sale	$—	$—	$—	$281	$291	$10
Loans held-for-investment	2,961	2,987	26	2,989	2,963	(26)
Total loans	2,961	2,987	26	3,270	3,254	(16)
Other performing loans:
Loans held-for-sale	2,051,490	2,132,842	81,352	1,570,302	1,629,327	59,025
Loans held-for-investment	16,900	17,378	478	18,699	19,688	989
Total loans	2,068,390	2,150,220	81,830	1,589,001	1,649,015	60,014
Total loans:
Loans held-for-sale	2,051,490	2,132,842	81,352	1,570,583	1,629,618	59,035
Loans held-for-investment	19,861	20,365	504	21,688	22,651	963
Total loans	$2,071,351	$2,153,207	$81,856	$1,592,271	$1,652,269	$59,998
Liabilities
Litigation settlement	NA (1)	$(19,100)	NA (1)	NA (1)	$(18,300)	NA (1)

(1)
Remaining principal outstanding is not applicable to the litigation settlement because it does not obligate the Company to return a stated amount of principal at maturity, but instead return an amount based upon performance on the underlying terms in the agreement.

Note 4 – Investment Securities
As of March 31, 2012 and December 31, 2011, investment securities were comprised of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2012
Securities classified as trading:
U.S. Treasury bonds	$291,752	$15,603	$—	$307,355
Securities classified as available-for-sale:
Non-agency collateralized mortgage obligations	$362,461	$—	$(22,291)	$340,170
U.S. government sponsored agencies	105,507	2,470	—	107,977
Total securities classified as available-for-sale	$467,968	$2,470	$(22,291)	$448,147
December 31, 2011
Securities classified as trading:
U.S. Treasury bonds	$291,809	$21,574	$—	$313,383
Securities classified as available-for-sale:
Non-agency collateralized mortgage obligations	401,273	—	(36,017)	365,256
U.S. government sponsored agencies	113,885	2,211	—	116,096
Total securities classified as available-for-sale	$515,158	$2,211	$(36,017)	$481,352

Trading

Securities classified as trading are comprised of AAA‑rated U.S. Treasury bonds. U.S. Treasury bonds held in trading are distinguished from available‑for‑sale based upon the intent of the Company to use them as an economic offset against changes in the valuation of the MSR portfolio; however, these securities do not qualify as an accounting hedge.

For U.S. Treasury bonds held, the Company recorded an unrealized loss of $(6.0) million during the three months ended March 31, 2012. For the three months ended March 31, 2011, the Company recorded a loss of $(0.1) million all of which was unrealized gain on U.S. Treasury bonds held at March 31, 2011.
Available-for-Sale
At March 31, 2012 and December 31, 2011, the Company had $448.1 million and $481.4 million, respectively, in securities classified as available‑for‑sale which were comprised of U.S. government sponsored agency and non‑agency collateralized mortgage obligations (“CMOs”). Securities available‑for‑sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature or “other‑than‑temporary impairments” (“OTTI”) as to non‑credit related issues. If unrealized losses are, at any time, deemed to have arisen from OTTI, then the credit related portion is reported as an expense for that period.

The following table summarizes by duration the unrealized loss positions, at March 31, 2012 and December 31, 2011, on securities classified as available-for-sale.

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
Type of Security	(Dollars in thousands)
March 31, 2012
Non-agency collateralized mortgage obligations	$294,457	9	$(21,944)	$45,713	2	$(347)
December 31, 2011
Non-agency collateralized mortgage obligations	$318,843	10	$(34,046)	$46,413	2	$(1,971)
The unrealized losses on securities available-for-sale amounted $22.3 million on non-agency CMOs at March 31, 2012. The unrealized losses on securities‑available‑for‑sale were $36.0 million on non-agency CMOs at December 31, 2011. These CMOs consist of interests in investment vehicles backed by residential first mortgage loans.
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

During the three months ended March 31, 2012, the Company recognized $1.2 million of OTTI on CMOs, which were recognized on seven securities that had losses prior to March 31, 2012, primarily due to forecasted credit losses. At March 31, 2012, the Company had total OTTI of $54.0 million on 11 CMOs with existing OTTI in the available-for-sale portfolio with $5.0 million net loss recognized in other comprehensive income. During the three months ended March 31, 2011, there was no additional OTTI due to credit losses on CMOs. All OTTI due to credit losses was recognized in current operations. At December 31, 2011, the cumulative amount of OTTI due to credit losses totaled $59.4 million on 11 CMOs in the available-for-sale portfolio. The impairment losses arising from credit related matters were reported in the Consolidated Statements of Operations. The following table shows the activity for OTTI credit loss.

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$(59,376)	$(40,263)
Additions on CMOs with no prior OTTI	2,962	1,222
Reduction of principal on CMOs	3,591	—
Net change on CMOs with previous OTTI recognized	(1,175)	3,090
Balance, end of period	$(53,998)	$(35,951)

Gains (losses) on the sale of U.S. government sponsored agency mortgage‑backed securities available-for-sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the three months ended March 31, 2012 and 2011, there were no sales of agency securities with underlying mortgage products recently originated by the Bank.

Gain (losses) on sales for all other available-for-sale securities types are reported in “net gain on securities available-for-sale” in the Consolidated Statements of Operations. During the three months ended March 31, 2012, the Company had $22.9 million in sales of non-agency securities resulting in a gain of $0.3 million, compared to no sales of agency and non-agency securities for the three months ended March 31, 2011.
At March 31, 2012 and December 31, 2011, the aggregate amount of available-for-sale securities from each of the following non-agency CMO issuers was greater than 10 percent of the Company’s stockholders’ equity.

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Name of Issuer	(Dollars in thousands)
Countrywide Home Loans	$128,097	$122,946	$134,993	$124,313
Flagstar Home Equity Loan Trust 2006-1 (1)	—	—	123,251	110,328
Total	$128,097	$122,946	$258,244	$234,641

(1)	As of March 31, 2012 , Flagstar Home Equity Loan Trust 2006-1 available-for-sale security no longer represents 10 percent of the Company's stockholders' equity.

Note 5 – Loans Held-for-Sale
Total loans held-for-sale were $2.5 billion and $1.8 billion at March 31, 2012 and December 31, 2011, respectively, and were comprised primarily of residential first mortgage loans. During the three months ended March 31, 2012, the Company sold $10.8 million of non-performing residential first mortgage loans in the held-for-sale category at a sale price which approximated carrying value.
At March 31, 2012 and December 31, 2011, $2.1 billion and $1.6 billion of loans held-for-sale were recorded at fair value, respectively. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans for which quoted market prices were available. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.
Note 6 – Loans Repurchased With Government Guarantees
Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral option to repurchase certain delinquent loans securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company must treat the loans as having been repurchased and recognize the loans as loans held-for-sale on the Consolidated Statement of Financial Condition and also recognize a corresponding liability for a similar amount. If the loans are actually repurchased, the Company transfers the loans to loans repurchased with government guarantees and eliminates the corresponding liability. At March 31, 2012, the amount of such loans actually repurchased totaled $2.0 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $86.5 million and were classified as loans held-for-sale. At December 31, 2011, the amount of such loans actually repurchased totaled $1.9 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $117.2 million and were classified as loans held-for-sale.

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
On June 30, 2011, the Company implemented a reclassification in the financial statement treatment of amounts due from the FHA relating to the servicing of delinquent FHA loans to recognize the accrued credit attributable to the underlying interest income as interest income. Previously, such income relating to the servicing of such delinquent loans was applied as a net offset to non-interest expense (i.e., asset resolution expense). The impact of the reclassification on the three months ended March 31, 2011 was an increase in net interest income of $12.8 million with a corresponding increase to asset resolution expense.
Note 7 – Loans Held-for-Investment
Loans held-for-investment are summarized as follows.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$3,304,889	$3,749,821
Second mortgage	132,463	138,912
Warehouse lending	1,104,205	1,173,898
HELOC	209,228	221,986
Other	62,111	67,613
Total consumer loans	4,812,896	5,352,230
Commercial loans:
Commercial real estate	1,157,911	1,242,969
Commercial and industrial	544,481	328,879
Commercial lease financing	144,250	114,509
Total commercial loans	1,846,642	1,686,357
Total consumer and commercial loans held-for-investment	6,659,538	7,038,587
Less allowance for loan losses	(281,000)	(318,000)
Loans held-for-investment, net	$6,378,538	$6,720,587

For the three month periods ended March 31, 2012, the Company transferred $13.1 million in loans held-for-sale to loans held-for-investment. The loans transferred were carried at fair value, and will continue to be reported at fair value while classified as held-for-investment. During the three months ended March 31, 2011, the Company transferred $7.1 million in loans held-for-sale to loans to held-for-investment.

The Company’s commercial leasing activities consist primarily of equipment leases. Generally, lessees are responsible for all maintenance, taxes, and insurance on leased properties. The following table lists the components of the net investment in financing leases.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Total minimum lease payment to be received	$142,230	$115,216
Estimated residual values of lease properties	8,557	6,967
Unearned income	(12,153)	(8,894)
Net deferred fees and other	5,616	1,220
Net investment in commercial financing leases	$144,250	$114,509

Accounting standards require a reserve to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs.
Nonperforming commercial and commercial real estate loans are considered to be impaired and typically have an allowance allocated based on the underlying collateral's appraised value, less management's estimates of costs to sell. In estimating the fair value of collateral, the Company utilizes outside fee‑based appraisers to evaluate various factors such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans. Appraisals are updated at least annually but may be obtained more frequently if changes to the property or market conditions warrant.
Impaired residential loans include loan modifications considered to be TDRs and certain nonperforming loans that have been charged-down to collateral value. Fair value of nonperforming residential mortgage loans, including redefaulted TDRs and certain other severely delinquent loans, is based on the underlying collateral's value obtained through appraisals or broker's price opinions, updated at least semi-annually, less management's estimates of cost to sell. The allowance allocated to TDRs performing under the terms of their modification is typically based on the present value of the expected future cash flows discounted at the loan's effective interest rate, either on a loan level or pooled basis, as these loans are not considered to be collateral dependent.

For those loans not individually evaluated for impairment, management has sub-divided the commercial and consumer loans into homogeneous portfolios.

As part of the Company's ongoing risk assessment process which remains focused on the impacts of the current economic environment and the related borrower repayment behavior on the Company's credit performance, management continues to back test and validate the results of quantitative and qualitative modeling of the risk in loans held-for-investment portfolio in efforts to use the best quality information available. This is consistent with the expectations of the Bank's primary regulator and a continuing evaluation of the performance dynamics within the mortgage industry. As a result of an analysis completed during the first quarter of 2012, the Company determined it was appropriate to make refinements to its allowance for loan loss methodology and related model. Such refinements included improved risk segmentation and quantitative analysis, and enhancements to and alignment of the qualitative risk factors.
The impact of the refinements adopted during the first quarter of 2012 resulted in an increase to the Company's allowance for loan loss of $59.0 million in the consumer portfolio and $11.0 million in the commercial portfolio.
The following key refinements were made:
Historically, the Company segmented the population of consumer loans held-for-investment (“LHFI”) by product type and by delinquency status for purposes of estimating an adequate allowance for loan losses. Management performed a thorough analysis of the largest product type, residential first mortgage loans and risk segmentation in connection with the ability to detect losses inherent in the portfolio, and determined it is currently more responsive to industry dynamics to segment the portfolio by loan-to-value (“LTV”) rather than delinquency status. This is consistent with a shift in the mortgage market as to the relevance of various indicators. Due to this refined segmentation, management added more formal qualitative factors to the loan loss analysis to incorporate delinquency statistics and trends. To allow the Company the appropriate amount of time to analyze portfolio statistics and allow for the appropriate validation of the reasonableness of the new qualitative factors, management adjusted the historical look back period for loss rates to lag a quarter (as compared to the previous policy of a month).
The commercial loan portfolio is segmented into commercial “legacy” loans (loans originated prior to January 1, 2011) and commercial “new” loans (loans originated on or after January 1, 2011) while still retaining the segmentation by product type. Due to the changes in the Company's strategy and to changes in underwriting and origination practices and controls related to that strategy, management determined the refinement was added to better reflect the dynamics in the two portfolios. The loss rates attributed to the “legacy” portfolio are based on historical losses of this segment. Due to the lack of seasoning in the “new” portfolio, the Company was previously utilizing loss data from a third party (adjusting for the Company's qualitative factors) as a proxy for estimating an allowance on its “new” portfolio. As a refinement in the first quarter of 2012, the Company identified a population of commercial banks with similar size balance sheets (and loan portfolios) to serve as a peer group. The Company now uses this peer group's publicly available historical loss data (adjusted for the Company's qualitative factors) as a new proxy for their loss rates.

As a result of these refinements (in addition to the refinements noted below), management has determined that it no longer requires an unallocated portion of allowance for loan losses. Management expects to review these models on an ongoing basis and update it as appropriate to reflect then-current industry conditions, heightened access to enhanced loss data, and refinements based upon continuous back testing of the model.
Historically, the Company performed impairment analysis on troubled debt restructurings (“TDRs”) by using the discounted cash flows method on a portfolio or pooled approach when the TDRs were not deemed collateral dependent. During the first quarter of 2012, management generated a significant increase in TDRs relative to its past history due in part to a strategic initiative implemented in the fourth quarter of 2011 to increase loan modifications and other loss mitigation activities. Due to the increased emphasis on loss mitigation activities and increased number of TDRs, management implemented new procedures relating to “new” TDRs (loans that were designated TDRs generally beginning on or after October 1, 2011) to capture the necessary data to perform the impairment analysis at an individual loan level. Such data was not previously available and currently continues to not be available for loans designated as TDRs prior to September 30, 2011. This data is now being captured in part due to the Company's loan servicing system conversion in late 2011. As such, for “new” TDRs, management is performing the impairment calculation on a loan by loan basis. Given data constraints and the significant volume of the “old” TDR portfolio as of December 31, 2011, the pooled approach is still being utilized on the “old” TDR portfolio, and thus the March 31, 2012, balance reflects a hybrid methodology.
Historically, when under the regulatory oversight of the OTS, savings and loan institutions had been permitted to establish specific valuation allowance (“SVAs”) for portions of assets classified as loss instead of recording charge-offs. In connection with the Company's transition to an OCC-regulated institution, as of first quarter 2012, SVAs are no longer permitted (as the OCC does not permit the carrying of SVAs). Thus, the SVAs were charged off during the quarter. The effect of these charge-offs does not require a change to the form of or results of the allowance for loan losses calculations as such were already considered as part of the historical loss experience incorporated into the Company's loss models.

The allowance for loan losses by class of loan is summarized in the following tables.

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
For the Three Months Ended March 31, 2012
Beginning balance allowance for loan losses	$179,218	$16,666	$1,250	$14,845	$2,434	$96,984	$5,425	$1,178	$318,000
Charge-offs (1)	(95,432)	(5,283)	—	(6,419)	(1,190)	(45,033)	(1,581)	—	(154,938)
Recoveries	550	249	—	257	212	1,992	5	—	3,265
Provision	74,325	7,435	574	6,095	1,137	17,527	6,104	1,476	114,673
Ending balance allowance for loan losses	$158,661	$19,067	$1,824	$14,778	$2,593	$71,470	$9,953	$2,654	$281,000
For the Three Months Ended March 31, 2011
Beginning balance allowance for loan losses	$119,400	$25,186	$4,171	$24,819	$5,445	$93,437	$1,542	$—	$274,000
Charge-offs	(2,482)	(5,778)	—	(6,522)	—	(19,289)	(48)	—	(34,119)
Recoveries	337	866	5	873	—	729	—	—	2,810
Provision	10,783	1,821	(2,159)	197	(265)	17,527	154	251	28,309
Ending balance allowance for loan losses	$128,038	$22,095	$2,017	$19,367	$5,180	$92,404	$1,648	$251	$271,000

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
March 31, 2012
Loans held-for-investment
Individually evaluated (2)	$711,879	$14,909	$307	$73	$2	$174,244	$184	$—	$901,598
Collectively evaluated (3)	2,593,010	117,554	1,103,898	209,155	62,109	983,667	544,297	144,250	5,757,940
Total loans	$3,304,889	$132,463	$1,104,205	$209,228	$62,111	$1,157,911	$544,481	$144,250	$6,659,538
Allowance for loan losses
Individually evaluated (2)	$85,569	$3,342	$—	$18	$1	$19,028	$32	$—	$107,990
Collectively evaluated (3)	73,092	15,725	1,824	14,760	2,592	52,442	9,921	2,654	173,010
Total allowance for loan losses	$158,661	$19,067	$1,824	$14,778	$2,593	$71,470	$9,953	$2,654	$281,000
December 31, 2011
Loans held-for-investment
Individually evaluated (2)	$744,604	$14,237	$307	$1,775	$2	$207,144	$2,402	$—	$970,471
Collectively evaluated (3)	3,005,217	124,675	1,173,591	220,211	67,611	1,035,825	326,477	114,509	6,068,116
Total loans	$3,749,821	$138,912	$1,173,898	$221,986	$67,613	$1,242,969	$328,879	$114,509	$7,038,587
Allowance for loan losses
Individually evaluated (2)	$113,569	$4,738	$—	$1,775	$2	$53,146	$1,588	$—	$174,818
Collectively evaluated (3)	65,649	11,928	1,250	13,070	2,432	43,838	3,837	1,178	143,182
Total allowance for loan losses	$179,218	$16,666	$1,250	$14,845	$2,434	$96,984	$5,425	$1,178	$318,000

(1)	Charge-offs for Commercial and Industrial loans were applicable to loans originated prior to 2011.

(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

(3)
Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.

There were loans totaling $0.1 million and $5.6 million greater than 90 days past due that were still accruing interest as of March 31, 2012 and December 31, 2011, respectively. The following table presents an age analysis of past due loans by class of loan.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Investment Loans	90 Days and Still Accruing
	(Dollars in thousands)
March 31, 2012
Consumer loans:
Residential first mortgage	$58,827	$35,515	$302,461	$396,803	$2,908,086	$3,304,889	$—
Second mortgage	2,044	1,824	5,994	9,862	122,601	132,463	—
Warehouse lending	—	—	28	28	1,104,177	1,104,205	—
HELOC	6,258	1,487	5,315	13,060	196,168	209,228	—
Other	590	307	434	1,331	60,780	62,111	87
Total consumer loans	67,719	39,133	314,232	421,084	4,391,812	4,812,896	87
Commercial loans:
Commercial real estate	10,952	8,787	92,246	111,985	1,045,926	1,157,911	52
Commercial and industrial	181	15	105	301	544,180	544,481	—
Commercial lease financing	—	—	—	—	144,250	144,250	2
Total commercial loans	11,133	8,802	92,351	112,286	1,734,356	1,846,642	54
Total loans	$78,852	$47,935	$406,583	$533,370	$6,126,168	$6,659,538	$141
December 31, 2011
Consumer loans:
Residential first mortgage	$74,934	$37,493	$372,514	$484,941	$3,264,880	$3,749,821	$—
Second mortgage	1,887	1,527	6,236	9,650	129,262	138,912	—
Warehouse lending	—	—	28	28	1,173,870	1,173,898	—
HELOC	5,342	2,111	7,973	15,426	206,560	221,986	—
Other	1,507	471	611	2,589	65,024	67,613	34
Total consumer loans	83,670	41,602	387,362	512,634	4,839,596	5,352,230	34
Commercial loans:
Commercial real estate	7,453	12,323	99,335	119,111	1,123,858	1,242,969	5,536
Commercial and industrial	11	62	1,670	1,743	327,136	328,879	65
Commercial lease financing	—	—	—	—	114,509	114,509	—
Total commercial loans	7,464	12,385	101,005	120,854	1,565,503	1,686,357	5,601
Total loans	$91,134	$53,987	$488,367	$633,488	$6,405,099	$7,038,587	$5,635

Loans on which interest accruals have been discontinued totaled approximately $409.4 million and $374.7 million at March 31, 2012 and 2011, respectively. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $6.6 million and $6.2 million during the three months ended March 31, 2012 and 2011, respectively.

For all classes within the consumer and commercial loan portfolios, delinquent loans are calculated utilizing a reporting convention that considers a loan past due when the borrower fails to make a second consecutive scheduled payment (Federal Financial Institutions Examination Council (“FFIEC”) guideline method). This method considers a loan to be delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours may use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the other method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $148.9 million, 60 day delinquencies equaled $76.2 million and greater than 90 day delinquencies equaled $445.4 million at March 31, 2012. Total delinquent loans under the MBA Method total $670.5 million or 10.1 percent of loans held-for-investment at March 31, 2012. By comparison, 30 days delinquencies equaled $166.3 million, 60 days delinquencies equaled $95.0 million and greater than 90 days delinquencies equaled $529.5 million at December 31, 2011 under the MBA Method and total delinquent loans under the MBA Method were $790.8 million or 11.2 percent of loans held-for-investment at December 31, 2011.

Loan Modifications

A portion of the Company's residential first mortgages have been modified under Company-developed programs. These programs first require an extension of term followed by a reduction of the interest rate. During the three months ended March 31, 2012, 362 accounts with a balance of $104.1 million residential first mortgage loans have been modified and were still outstanding. For the year ended December 31, 2011, 489 accounts with a balance of $181.0 million residential first mortgage loans have been modified and were still outstanding.
At March 31, 2012 and December 31, 2011, approximately $26.1 million and $47.2 million, respectively, in commercial loan balances had been modified, primarily consisting of commercial real estate loans.
Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable period of time subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year in which historical payment performance on the restructured note has been established. At March 31, 2012 and December 31, 2011, there was approximately $15.2 million and $21.8 million, respectively, in carrying amount representing eight and ten A/B structures, respectively.
Troubled Debt Restructurings
The following table provides a summary of TDRs by type and performing status.

	TDRs
	Performing	Non-performing	Total
March 31, 2012	(Dollars in thousands)
Consumer loans: (1)
Residential first mortgage	$517,448	$138,490	$655,938
Second mortgage	10,915	3,218	14,133
Other consumer	174	61	235
Total consumer loans	528,537	141,769	670,306
Commercial loans: (2)
Commercial real estate	8,661	17,360	26,021
Commercial and industrial	39	—	39
Total commercial loans	8,700	17,360	26,060
Total TDRs	$537,237	$159,129	$696,366

December 31, 2011
Consumer loans: (1)
Residential first mortgage	$488,896	$165,655	$654,551
Second mortgage	10,542	1,419	11,961
Other consumer	—	2	2
Total consumer loans	499,438	167,076	666,514
Commercial loans: (2)
Commercial real estate	17,737	29,509	47,246
Commercial and industrial	—	—	—
Total commercial loans	17,737	29,509	47,246
Total TDRs	$517,175	$196,585	$713,760

(1)	The allowance for loan losses on consumer TDR loans totaled $84.5 million and $85.2 million at March 31, 2012 and December 31, 2011, respectively.

(2)	The allowance for loan losses on commercial TDR loans totaled $2.2 million and $32.2 million at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012, TDRs totaled $696.4 million of which $159.1 million were non-performing, compared to December 31, 2011, at which date TDRs totaled $713.8 million and $196.6 million were non-performing. TDRs returned to performing (accrual) status totaled $118.4 million during the three months ended March 31, 2012, and are excluded from non-performing loans. These loans have demonstrated a period of at least six months of consecutive performance under the modified terms. At March 31, 2012 and December 31, 2011, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.
Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into the Company’s overall allowance for loan losses estimate. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, or foreclosed and sold. The Company has allocated reserves in the allowance for loan loss for the TDR portfolio of $86.7 million and $117.4 million at March 31, 2012, and December 31, 2011, respectively.

The following table presents the March 31, 2012 and 2011 number of accounts, pre-modification unpaid principal balance, and post-modification unpaid principal balance that were new modified TDRs during the three months ended March 31, 2012. In addition, the table presents the number of accounts and unpaid principal balance of loans that have subsequently defaulted during the three months ended March 31, 2012 and 2011 that had been modified in a TDR during the 12 months preceding each quarterly period. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted as of greater than 90 days past due.

For the Three Months Ended March 31, 2012	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Change in Allowance at Modification
New troubled debt restructurings
Residential first mortgages	281	$100,807	$100,655	$8,489
Second mortgages	75	5,520	3,211	(112)
Other consumer	6	255	234	2
Total TDR loans	362	$106,582	$104,100	$8,379

Troubled debt restructurings that subsequently defaulted in previous 12 months	Number of Accounts	Unpaid Principal Balance		Change in Allowance at Modification
Residential first mortgages	9		$1,789	$46
Total TDR loans	9		$1,789	$46

For the Three Months Ended March 31, 2011	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Change in Allowance at Modification
New troubled debt restructurings
Residential first mortgages	132	$39,794	$40,794	$914
Second mortgages	14	830	839	(1)
Commercial real estate	5	10,430	7,674	(1,011)
Total TDR loans	151	$51,054	$49,307	$(98)

Troubled debt restructurings that subsequently defaulted in previous 12 months	Number of Accounts	Unpaid Principal Balance		Change in Allowance at Modification
Residential first mortgages	7		$2,875	$660
Total TDR loans	7		$2,875	$660

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

The following table presents impaired loans with no related allowance and with an allowance recorded.

	March 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Consumer loans:
Residential first mortgage loans	$132,215	$223,234	$—	$45,604	$45,604	$—
Second mortgage	1,990	1,990	—	—	—	—
Warehouse lending	307	869	—	307	869	—
HELOC	50	50	—	—	—	—
Commercial loans:
Commercial real estate	94,329	149,314	—	47,564	49,156	—
Commercial and industrial (1)	103	208	—	—	—	—
	$228,994	$375,665	$—	$93,475	$95,629	$—
With an allowance recorded:
Consumer loans:
Residential first mortgage	$579,663	$587,324	$85,569	$699,000	$699,000	$113,569
Second mortgage	12,919	12,919	3,342	14,237	14,237	4,738
HELOC	23	23	18	1,775	1,775	1,775
Other consumer	2	2	1	2	2	2
Commercial loans:
Commercial real estate	79,915	84,179	19,028	159,581	166,874	53,145
Commercial and industrial (1)	82	82	32	2,402	2,402	1,588
	$672,604	$684,529	$107,990	$876,997	$884,290	$174,817
Total
Consumer loans:
Residential first mortgage	$711,878	$810,558	$85,569	$744,604	$744,604	$113,569
Second mortgage	14,909	14,909	3,342	14,237	14,237	4,738
Warehouse lending	307	869	—	307	869	—
HELOC	73	73	18	1,775	1,775	1,775
Other consumer	2	2	1	2	2	2
Commercial loans:
Commercial real estate	174,244	233,493	19,028	207,145	216,030	53,145
Commercial and industrial (1)	185	290	32	2,402	2,402	1,588
Total impaired loans	$901,598	$1,060,194	$107,990	$970,472	$979,919	$174,817

(1)	These impaired loans are from originations prior to 2011.

	For the Three Months Ended March 31, 2012		For the Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$728,242	$7,204	$598,262	$5,726
Second mortgage	14,573	182	13,412	139
Warehouse lending	307	—	—	—
HELOC	924	3	26	—
Other consumer	2	—	—	—
Commercial loans:
Commercial real estate	190,694	1,315	218,964	1,814
Commercial and industrial (1)	1,293	4	1,618	372
Total impaired loans	$936,035	$8,708	$832,282	$8,051

(1)	These impaired loans are from originations prior to 2011.

The Company utilizes an internal risk rating system which is applied to all commercial and commercial real estate credits. Loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company's credit policy. Internal loan grades are also monitored by the Company's loan review department to ensure consistency and strict adherence to the prescribed standards. Loan grades are assigned loss component factors that reflect the Company's loss estimate for each class of loans. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. Generally, these indicators are updated quarterly unless market indicators. Descriptions of the Company's internal risk ratings as they relate to credit quality are as follows.

Pass. Pass assets are not impaired nor do they have any known deficiencies that could impact the quality of the asset.

Special mention. Assets identified as special mention possess credit deficiencies or potential weaknesses deserving management's close attention. Special mention assets have a potential weakness or pose an unwarranted financial risk that, if not corrected, could weaken the assets and increase risk in the future.

Substandard. Assets identified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. For home equity line of credit (“HELOC”) loans and other consumer loans, the Company evaluates credit quality based on the aging and status of payment activity and includes all non-performing loans.

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

Commercial Credit Exposure	As of March 31, 2012
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade:
Pass	$625,561	$541,862	$144,250	$1,311,673
Special mention/watch	298,215	1,771	—	299,986
Substandard	234,007	848	—	234,855
Doubtful	128	—	—	128
Total loans	$1,157,911	$544,481	$144,250	$1,846,642

Consumer Credit Exposure	As of March 31, 2012
	Residential First Mortgage	Second Mortgage	Warehouse	Total
	(Dollars in thousands)
Grade:
Pass	$3,002,428	$126,470	$1,103,898	$4,232,796
Special mention/watch	—	—	—	—
Substandard	302,461	5,993	307	308,761
Total loans	$3,304,889	$132,463	$1,104,205	$4,541,557

Consumer Credit Exposure	As of March 31, 2012
	HELOC	Other Consumer	Total
Grade:	(Dollars in thousands)
Pass	$203,912	$61,677	$265,589
Substandard	5,316	434	5,750
Total loans	$209,228	$62,111	$271,339

Commercial Credit Exposure	As of December 31, 2011
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade:
Pass	$702,641	$324,920	$114,509	$1,142,070
Special mention/watch	347,440	1,595	—	349,035
Substandard	192,853	2,364	—	195,217
Doubtful	35	—	—	35
Total loans	$1,242,969	$328,879	$114,509	$1,686,357

Consumer Credit Exposure	As of December 31, 2011
	Residential First Mortgage	Second Mortgage	Warehouse	Total
	(Dollars in thousands)
Grade:
Pass	$3,430,894	$132,671	$1,173,591	$4,737,156
Special mention/watch	—	—	—	—
Substandard	318,927	6,241	307	325,475
Total loans	$3,749,821	$138,912	$1,173,898	$5,062,631

Consumer Credit Exposure	As of December 31, 2011
	HELOC	Other Consumer	Total
Grade:	(Dollars in thousands)
Pass	$213,912	$67,002	$280,914
Substandard	8,074	611	8,685
Total loans	$221,986	$67,613	$289,599

Note 8 – Pledged Assets
The Company has pledged certain securities and loans to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the FHLB of Indianapolis and other potential future obligations. The following table details pledged asset by asset class, and the carrying value of pledged investments and the investments maturities.

	March 31, 2012		December 31, 2011
	Carrying Value	Investment Maturities	Carrying Value	Investment Maturities
	(Dollars in thousands)
Cash pledged for letter of credit	$14,549	—	$14,546	—
Securities classified as trading:
U.S. Treasury bonds	144,394	Various	184,601	Various
Securities classified as available-for-sale:
Non-agency collateralized mortgage obligation securities obligations	105,034	2,036	110,328	2,036
Loans:
Residential first mortgage loans	4,290,465	Various	4,444,186	Various
Second mortgage loans	112,517	Various	128,113	Various
HELOC loans	175,513	Various	33,505	Various
Commercial real estate loans	566,397	Various	504,579	Various
Loans repurchased with government guarantees	1,826,063	Various	1,741,857	Various
Totals	$7,234,932		$7,161,715
Note 9 – Private-label Securitization Activity

The Company previously securitized fixed and adjustable rate second mortgage loans and HELOCs. The Company acted as the principal underwriter of the beneficial interests that were sold to investors. The financial assets were derecognized when they were transferred to the securitization trust, which then issued and sold mortgage‑backed securities to third party investors. The Company relinquished control over the loans at the time the financial assets were transferred to the securitization trust. The Company recognized a gain on the sale on the transferred assets.

The Company's retained interests in the securitized mortgage loans and trusts, generally consist of residual interests, transferor's interests, and servicing assets. The residual interests represent the present value of future cash flows expected to be received by the Company. Residual interests are accounted for at fair value and are included as “securities classified as trading” in the Consolidated Statements of Financial Condition. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the Consolidated Statements of Operations.
The Company recorded $26.1 million in residual interests as of December 31, 2005, as a result of its non-agency securitization of $600.0 million in home equity line of credit loans (the “FSTAR 2005-1 HELOC Securitization”).
On April 28, 2006, the Company completed a guaranteed mortgage securitization transaction of approximately $400.0 million of fixed second mortgage loans (the “FSTAR 2006-1 Second Mortgage Securitization”) that the Company held at the time in its investment portfolio. The transaction was treated as a recharacterization of loans held for investment to mortgage-backed securities held to maturity and, therefore, no gain on sale was recorded. As of March 31, 2012, the Company still holds this guaranteed mortgage securitization in available-for-sale investment securities.
The Company recorded $11.2 million in residual interests as of December 31, 2006, as a result of its non-agency securitization of $302.0 million in home equity line of credit loans (the “FSTAR 2006-2 HELOC Securitization”).

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
At March 31, 2012, the Company’s residual interests were deemed to have no value. Transferor’s interests represent draws on the HELOCs subsequent to them being sold to the trusts that were funded by the Bank rather than being purchased by the trusts. Transferor’s interests are included in loans held-for-investment in the Consolidated Statements of Financial Condition. At March 31, 2012, the Company no longer serviced any of the loans that were sold to the private-label securitization trusts, and therefore had no servicing assets accounted for on an amortized cost method.
The following table sets forth certain characteristics of each of the securitizations at their inception and the current characteristics as of and for the three month period ended March 31, 2012.

	2005-1		2006-2
	At Inception	Current Levels	At Inception	Current Levels
HELOC Securitizations	(Dollars in thousands)
Number of loans	8,155	2,488	4,186	1,917
Aggregate principal balance	$600,000	$113,134	$302,182	$115,182
Average principal balance	$55	$45	$72	$60
Weighted average fully indexed interest rate	8.43%	5.74%	9.43%	6.47%
Weighted average original term	120 months	120 months	120 months	120 months
Weighted average remaining term	112 months	39 months	112 months	53 months
Weighted average original credit score	722	718	715	720
Transferor’s Interests

Under the terms of the HELOC securitizations, the trusts have purchased and were initially obligated to pay for any subsequent additional draws on the lines of credit transferred to the trusts. Upon entering a rapid amortization period, the Company becomes obligated to fund the purchase of those additional balances as they arise in exchange for a beneficial interest in the trust (transferor's interest). The Company must continue to fund the required purchase of additional draws by the trust as long as the securitization remains active. The table below identifies the draw contributions for each of the HELOC securitization trusts as well as the fair value of the transferor's interests.

	March 31, 2012		December 31, 2011
Summary of Transferor’s	FSTAR 2005-1	FSTAR 2006-2	FSTAR 2005-1	FSTAR 2006-2
Interest by Securitization	(Dollars in thousands)
Total draw contribution	$35,568	$51,296	$35,430	$51,265
Additional balance increase amount (1)	$26,262	$29,214	$26,567	$29,964
Transferor’s interest ownership percentage	22.79%	24.95%	22.18%	24.49%
Fair value of transferor’s interests	$8,985	$—	$9,594	$—
Transferor’s interest reserve	$258	$337	$309	$643

(1)    Additional draws on lines of credit for which the Company receives a beneficial interest in the Trust.

FSTAR 2005-1. At March 31, 2012 and December 31, 2011, outstanding claims due to the note insurer were $14.7 million and $14.4 million, respectively, and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the fair value/carrying amount of the transferor’s interest was $9.0 million and $9.6 million, respectively. During the third quarter of 2010, the Company determined that the transferor’s interests had deteriorated to the extent that a contingent liability was required to be recorded. The Company recorded a liability to reflect the expected liability arising from losses on future draws associated with this securitization, of which $0.3 million remained at March 31, 2012. In determining this liability, the Company assumed (i) no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 66.0 percent.

FSTAR 2006-2. At March 31, 2012 and December 31, 2011, outstanding claims due to the note insurer were $83.9 million and $82.7 million, respectively, and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, there was no carrying amount of the transferor’s interest. Also, during the fourth quarter 2009, the Company determined that the transferor’s interests had deteriorated to the extent that a liability was required to be recorded. During the period, the Company recorded a liability of $7.6 million to reflect the expected liability arising from losses on future draws associated with this securitization, of which $0.3 million remained at March 31, 2012. In determining this liability, the Company (i) assumed no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 100 percent.

The following table outlines the Company’s expected losses on future draws on loans in FSTAR 2005-1 and FSTAR 2006-2 at March 31, 2012.

	Unfunded Commitments (1)	Expected Future Draws as % of Unfunded Commitments (2)	Expected Future Draws (3)	Expected Loss (4)	Potential Future Liability (5)
	(Dollars in thousands)
FSTAR 2005-1 HELOC Securitization	$3,122	17.0%	$531	66.0%	$350
FSTAR 2006-2 HELOC Securitization	512	29.1%	149	100.0%	149
Total	$3,634		$680		$499

(1)	Unfunded commitments represent the amounts currently fundable at the dates indicated because the underlying borrowers’ lines of credit are still active.

(2)	Expected future draws on unfunded commitments represents the historical draw rate within the securitization.

(3)	Expected future draws reflects unfunded commitments multiplied by expected future draws percentage.

(4)	Expected losses represent an estimated reduction in carrying value of future draws.
(5)Potential future liability reflects expected future draws multiplied by expected losses.

Assured Litigation

In 2009 and 2010, the Bank received repurchase demands from Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. (“Assured”), with respect to HELOCs that were sold by the Bank in connection with the HELOC securitizations. Assured is the note insurer for each of the two HELOC securitizations completed by the Bank. The Bank provided detailed rebuttals to these demands. In April 2011, Assured filed a lawsuit against the Bank, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it had paid under the respective insurance policy (which amounts were estimated by Assured to be in excess of $80 million), plus interest and costs. Subsequently, the court dismissed Assured's claims for indemnification and reimbursement, but allowed the case to proceed on the breach of contract claims (limited to those related to enforcing the Bank's “cure or repurchase” obligations). The court also granted the Bank's motion for reconsideration requesting that damages, if any, be paid to the securitization trust as opposed to Assured, and held that the ruling on the Bank's argument with respect to damages is limited to its motion to dismiss, and therefore not meant to be the law of the case. The Bank's motion for summary judgment was denied and the case is now scheduled to go to trial.

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

	At March 31, 2012
	FSTAR 2005-1	FSTAR 2006-2	Total
March 31, 2012	(Dollars in thousands)
Notional amount of unfunded commitments (1)	$33,029	$30,504	$63,533
Less: Frozen or suspended unfunded commitments	29,907	29,992	59,899
Unfunded commitments still active	3,122	512	3,634
December 31, 2011
Notional amount of unfunded commitments (1)	$33,226	$31,257	$64,483
Less: Frozen or suspended unfunded commitments	29,454	29,667	59,121
Unfunded commitments still active	3,773	1,590	5,363

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
The following table summarizes the Company’s consumer servicing portfolio and the balance of retained assets with credit exposure, which are unreimbursed HELOC draws, or transferor's interest, that are included in loans held-for-investment.

	March 31, 2012		December 31, 2011
	Amount of Loans Serviced	Balance of Retained Assets With Credit Exposure	Amount of Loans Serviced	Balance of Retained Assets With Credit Exposure
	(Dollars in thousands)
Private-label securitizations	$—	$8,985	$—	$9,594
Note 10 – Mortgage Servicing Rights
The Company has obligations to service residential first mortgage loans. Prior to December 31, 2011, the Company had obligations to service consumer loans (HELOC and second mortgage loans) resulting from private-label securitization transactions. A description of these classes of servicing assets follows.
Residential MSRs. Servicing of residential first mortgage loans is a significant business activity of the Company. The Company recognizes MSR assets on residential first mortgage loans when it retains the obligation to service these loans upon sale. MSRs are subject to changes in value from, among other things, changes in interest rates, prepayments of the underlying loans and changes in credit quality of the underlying portfolio. The Company utilizes the fair value method for residential first MSRs. As such, the Company currently specifically hedges certain risks of fair value changes of MSRs using derivative instruments that are intended to change in value inversely to part or all of the changes in the components underlying the fair value of MSRs.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows.

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$510,475	$580,299
Additions from loans sold with servicing retained	111,484	50,700
Reductions from bulk sales (1)	(18,202)	—
Changes in fair value due to:
Payoffs(2)	(26,832)	(14,521)
All other changes in valuation inputs or assumptions (3)	19,905	18,644
Fair value of MSRs at end of period	$596,830	$635,122
Unpaid principal balance of residential first mortgage loans serviced for others	$68,207,554	$59,577,239

(1)	Includes bulk sales related to underlying serviced loans totaling $2.4 billion for the three months ended March 31, 2012, compared to none for the three months ended March 31, 2011.

(2)	Represents decrease in MSR value associated with loans that were paid-off during the period.

(3)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

The fair value of residential MSRs is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The Company periodically obtains third‑party valuations of its residential MSRs to assess the reasonableness of the fair value calculated by the valuation model.
The key economic assumptions used in determining the fair value of those MSRs capitalized during the three months ended March 31, 2012 and 2011 periods were as follows.

	For the Three Months Ended March 31,
	2012	2011
Weighted-average life (in years)	6.1	6.8
Weighted-average constant prepayment rate	15.2%	14.9%
Weighted-average discount rate	7.0%	8.4%
The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows.

	March 31, 2012	December 31, 2011
Weighted-average life (in years)	5.2	4.5
Weighted-average constant prepayment rate	18.1%	21.6%
Weighted-average discount rate	7.1%	7.2%

Consumer servicing assets. Consumer servicing assets represent servicing rights related to HELOC and second mortgage loans that were created in the Company's private‑label securitizations. These servicing assets are initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets are amortized in proportion to and over the period of estimated servicing income and are evaluated for impairment on a periodic basis. When the carrying value exceeds the fair value, a valuation allowance is established by a charge to loan administration income in the Consolidated Statements of Operations.

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

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Residential first mortgage	$48,326	$43,586
Other consumer	173	34
Total	$48,499	$43,620
Note 11 – Derivative Financial Instruments

The Company follows the provisions of derivatives and hedging accounting guidance, which require it to recognize all derivative instruments on the Consolidated Statements of Financial Condition at fair value. The following derivative financial instruments were identified and recorded at fair value as of March 31, 2012 and December 31, 2011.

•	Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sale contracts;

•	Rate lock commitments;

•	Interest rate swap agreements; and

•	U.S. Treasury futures and options.

The Company hedges the risk of overall changes in fair value of loans held-for-sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. The forward contracts used to economically hedge the loan commitments are accounted for as non‑designated hedges and naturally offset rate lock commitment mark‑to‑market gains and losses recognized as a component of gain on loan sale. The Company recognized a pre‑tax gain of $41.1 million and a pre‑tax loss $(41.0) million for the three months ended March 31, 2012 and 2011, respectively, on its hedging activity relating to loan commitments and loans held-for-sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchases forward contracts on securities of Fannie Mae and Freddie Mac and the purchase/sale of U.S. Treasury futures contracts on U.S. Treasury futures contracts. These derivatives are accounted for as non‑designated hedges against changes in the fair value of MSRs. The Company recognized a loss of $(2.7) million and $(8.4) million for the three months ended March 31, 2012 and 2011 respectively, on MSR fair value hedging activities. The Company does not apply hedge accounting, as prescribed in ASC 815: Derivatives and Hedging to any derivatives.
The Company began to writes and purchases interest rate swaps to accommodate the needs of customers requesting such services. Derivative instruments are traded over an organized exchange or negotiated over−the−counter. Credit risk associated with exchange−traded contracts is typically assumed by the organized exchange. Over−the−counter contracts are tailored to meet the needs of the counterparties involved and, therefore, contain a greater degree of credit risk and liquidity risk than exchange−traded contracts, which have standardized terms and readily available price information. The Company reduces exposure to credit and liquidity risks from over−the−counter derivative instruments entered into for risk management purposes, and transactions entered into to mitigate the market risk associated with customer−initiated transactions, by conducting such transactions with investment grade domestic and foreign financial institutions and subjecting counterparties to credit approvals, limits and monitoring procedures similar to those used in making other extensions of credit. Interest rate swaps are agreements in which two parties periodically exchange fixed cash payments for variable payments based on a designated market rate or index, or variable payments based on two different rates or indices, applied to a specified notional amount until a stated maturity. The Company's swap agreements are structured such that variable payments are primarily based on LIBOR (one−month, three−month or six−month) or prime. These instruments are principally negotiated over−the−counter and are subject to credit risk, market risk and liquidity risk.

The Company had the following derivative financial instruments.

	Notional Amount	Fair Value	Expiration Dates
	(Dollars in thousands)
March 31, 2012
Assets (1)
Mortgage banking derivatives
Rate lock commitments	$4,790,151	$68,265	2013
Forward agency and loan sales	6,137,000	832	2013
Customer-initiated derivatives
Interest rate swaps	34,477	2,852	Various
Total derivative assets	$10,961,628	$71,949
Liabilities (2)
Mortgage servicing rights
U.S. Treasury and agency futures / forwards	$1,613,500	$8,321	2013
Customer-initiated derivatives
Interest rate swaps	34,477	2,852	Various
Total derivative liabilities	$1,647,977	$11,173
December 31, 2011
Assets (1)
Mortgage servicing rights
U.S. Treasury and agency futures / forwards	$1,552,000	$12,678	2012
Mortgage banking derivatives
Rate lock commitments	3,869,901	70,965	2012
Customer-initiated derivatives
Interest rate swaps	32,360	3,296	Various
Total derivative assets	$5,454,261	$86,939
Liabilities (2)
Mortgage servicing rights
U.S. Treasury and agency futures	$5,029,000	$42,978	2012
Customer-initiated derivatives
Interest rate swaps	32,360	3,296	Various
Total derivative liabilities	$5,061,360	$46,274

(1)	Asset derivatives are included in “other assets” on the “Consolidated Statements of Financial Condition.”

(2)	Liability derivatives are included in “other liabilities” on the “Consolidated Statements of Financial Condition.”
Customer−initiated derivatives. During the third quarter 2011, the Company began to write and purchase interest rate swaps to accommodate the needs of customers requesting such services. Fee income is earned from entering into various transactions at the request of customer (customer−initiated contracts) interest rate swap contracts. Customer-initiated trading derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure. For customer-initiated interest rate swap contracts, the Company mitigates most of the inherent market risk by taking offsetting positions. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts have nearly identical notional values, terms and indices. These limits are established annually and reviewed quarterly. Fair values of customer−initiated derivative financial instruments represent the net unrealized gains or losses on such contracts and are recorded in the Consolidated Statement of Financial Condition in “other assets” and “other liabilities.” Changes in fair value are recognized in “other non-interest income” on the Consolidated Statements of Income. There was no net gains (losses) recognized in income on customer – initiated derivative instruments for the three months ended March 31, 2012 and 2011, respectively.

Counterparty credit risk. The Bank is exposed to credit loss in the event of non‑performance by the counterparties to its various derivative financial instruments. The Company manages this risk by selecting only well‑established, financially strong counterparties, spreading the credit risk among such counterparties, and by placing contractual limits on the amount of unsecured credit risk from any single counterparty.
Note 12 – FHLB Advances

The portfolio of FHLB advances includes floating rate short-term adjustable advances and fixed rate term advances. The following is a breakdown of the advances outstanding.

	March 31,		December 31,
	2012		2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Short-term adjustable advances	$191,000	0.47%	$553,000	0.40%
Long-term fixed rate term advances	3,400,000	3.10%	3,400,000	3.10%
Total	$3,591,000	2.96%	$3,953,000	2.72%

The Company restructured $1.0 billion in FHLB advances during the third quarter 2011.

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Maximum outstanding at any month end	$3,770,000	$3,400,755
Average balance	4,097,630	3,400,252
Average interest rate	2.69%	3.52%
At March 31, 2012, the Company has the authority and approval from the FHLB to utilize a line of credit equal to $7.0 billion and the Company may access that line to the extent that collateral is provided. At March 31, 2012, the Company had available collateral sufficient to access $4.5 billion of the line and had $3.6 billion of advances outstanding. Pursuant to collateral agreements with the FHLB, advances can be collateralized by non-delinquent single-family residential first mortgage loans, loans repurchased with government guarantees, certain other loans and investment securities.

Note 13 – Long-Term Debt

The Company’s long-term debt is comprised principally of junior subordinated notes which were issued in connection with the issuance of trust preferred securities. The following table presents the outstanding balance and related interest rates of the long-term debt as of the dates indicated.

	March 31,		December 31,
	2012		2011
	(Dollars in thousands)
Junior Subordinated Notes
Floating 3 Month LIBOR
Plus 3.25% (1), matures 2032	$25,774	3.72%	$25,774	3.82%
Plus 3.25% (1), matures 2033	25,774	3.82%	25,774	3.65%
Plus 3.25% (1), matures 2033	25,780	3.72%	25,780	3.83%
Plus 2.00% (1), matures 2035	25,774	2.57%	25,774	2.40%
Plus 2.00% (1), matures 2035	25,774	2.57%	25,774	2.40%
Plus 1.75% (1), matures 2035	51,547	2.22%	51,547	2.30%
Plus 1.50% (1), matures 2035	25,774	2.07%	25,774	1.90%
Plus 1.45%, matures 2037	25,774	1.92%	25,774	2.00%
Plus 2.50%, matures 2037	15,464	2.97%	15,464	3.05%
Subtotal	$247,435		$247,435
Other debt
Fixed 7.00% due 2013	1,150		1,150
Total long-term debt	$248,585		$248,585

(1)	The securities are currently callable by the Company.

Deferral of Interest Payments

Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. Under these arrangements, the Company has the right to defer dividend payments to the trust preferred security holders for up to five years. On January 27, 2012, the Company exercised its contractual rights to defer interest payments with respect to trust preferred securities. Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty. The Company believes it prudent capital stewardship to refrain from making further payments until its financial condition improves. These payments will be periodically evaluated and reinstated when appropriate, subject to the provisions of the Company's supervisory agreement with the Federal Reserve. Concurrently, the Company also exercised contractual rights to defer dividend payments with respect to preferred stock issued and outstanding in connection with participation in the TARP Capital Purchase Program, see Note 16 - Stockholders' Equity.

Note 14 - Representation and Warranty Reserve

The following table shows the activity in the representation and warranty reserve.

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Balance, beginning of period,	$120,000	$79,400
Provision
Charged to gain on sale for current loan sales	5,051	2,339
Charged to representation and warranty reserve - change in estimate	60,538	20,427
Total	65,589	22,766
Charge‑offs, net	(43,589)	(22,766)
Balance, end of period	$142,000	$79,400

Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. To the extent actual outcomes differ from management estimates, additional provisions could be required that could adversely affect operations or financial position in future periods.
During late 2011 and throughout the first quarter of 2012, the Company continued to see an increase in demand request activity from mortgage investors. As a result of the increased demand request activity and communications with mortgage investors, the Company reviewed as part of the quarterly review of accounting estimates the representation and warranty reserve methodology to more effectively incorporate the most recent observable data and trends. This is consistent with the improved risk segmentation and qualitative analysis and modeling performed for other similar reserve estimates, and consistent with expectations of the Bank's primary regulator and the continuing evaluation of the performance dynamics within the mortgage industry. The Company's enhanced first quarter 2012 methodology and related model refines previous estimates by adding granularity to the model by segmenting the sold portfolio by vintage years and investor to assign assumptions specific to each segment. Key assumptions in the model include investor audits, demand requests, appeal loss rates, loss severity, and recoveries.

The increase in the overall reserve balance during the three months ended March 31, 2012 was primarily due to refinements in the estimation process as described above, consistent with a more conservative posture taken by the Bank's new primary regulator and a continuing evolution of the performance dynamics within the mortgage industry. In addition, the increase reflected both charge-offs of certain loans previously sold into the secondary market and expectations of continued elevated levels of repurchase requests from government sponsored entities ("GSEs").
Note 15 – Warrant Liabilities
May Investors
In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the “May Investors”) in the Company’s May 2008 private placement capital raise, the Company granted warrants (the “May Investor Warrants”) to the May Investors on January 30, 2009 for the purchase of 1,425,979 of Common Stock at $6.20 per share. The holders of such warrants are entitled to acquire shares of Common Stock for a period of ten years. During 2009, May Investors exercised May Investor Warrants to purchase 314,839 shares of Common Stock. As a result of the Company’s registered offering on March 31, 2010, of 57.5 million shares of Common Stock at a price per share of $5.00, the number of shares of the Company’s Common Stock issuable to the May Investors under the May Investor Warrants was increased by 266,674 and the exercise price was decreased to $5.00 pursuant to the antidilution provisions of the May Investors Warrants. As a result of the Company’s registered offering on November 2, 2010 of 115.7 million shares of Common Stock at a price per share of $1.00, the number of shares of Common Stock issuable to the May Investors under the May Investor Warrants was increased by 5,511,255 and the exercise price was decreased to $1.00 pursuant to the antidilution provisions of the May Investors Warrants. For the three months ended March 31, 2012, no shares of Common Stock were issued upon exercise of May Investor Warrants, and at March 31, 2012, the May Investors held warrants to purchase 6,889,069 shares at an exercise price of $1.00.
Management believes the May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as liabilities rather than as an equity instrument and are measured at fair value, with changes in fair value recognized through operations.
On January 30, 2009, in conjunction with the capital investments, the Company recorded the May Investor Warrants at their fair value of $6.1 million. From the issuance of the May Investor Warrants on January 30, 2009 through March 31, 2012, the Company marked these warrants to market which resulted in a decrease in the liability during this time of $1.1 million. This decrease was recorded as warrant income included in non-interest expense.
At March 31, 2012, the Company’s liabilities to the holders of May Investors Warrants amounted to $5.0 million The warrant liabilities are included in “other liabilities” in the Consolidated Statements of Financial Condition.
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
During the first quarter of 2009, the Company recorded a Treasury Warrant liability that arose in conjunction with the Company's participation in the TARP Capital Purchase Program because the Company did not have available an adequate number of authorized and unissued shares of the Company's common stock. As described in Note 15 - Stockholders' Equity, the Company initially recorded the Treasury Warrant on January 30, 2009 at its fair value of $27.7 million. The Treasury warrant was marked to market on March 31, 2009 resulting in an increase to the warrant liability of $9.1 million. Upon stockholder approval on May 26, 2009 to increase the number of authorized shares of Common Stock, the Company marked the liability to market at that date and reclassified the Treasury Warrant liability to additional paid in capital. The mark to market adjustment on May 26, 2009 resulted in an increase to the warrant liability of $12.9 million during the second quarter 2009. This increase was recorded as warrant expense and included in non-interest expense.
Note 16 – Stockholders’ Equity
Preferred Stock
Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred stock at March 31, 2012 is summarized as follows.

	Rate	Earliest Redemption Date	Shares Outstanding	Preferred Shares	Additional Paid in Capital
	(Dollars in thousands)
Series C Preferred Stock, TARP Capital Purchase Program	5.0%	January 31, 2012	266,657	$3	$256,136

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

Deferral of Dividend Payments

On January 27, 2012, the Company provided notice to the U.S. Treasury exercising the contractual right to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with participation in the TARP Capital Purchase Program. Under the terms of the preferred stock, the Company may defer payments of dividends for up to six quarters in total without default or penalty. Concurrently, the Company also exercised contractual rights to defer interest payments with respect to trust preferred securities. See Note 13 - Long-Term Debt.
Accumulated Other Comprehensive Loss
The following table sets forth the components in accumulated other comprehensive gain (loss) for each type of available-for-sale security.

	Pre-tax Amount	Income Tax (Expense) Benefit (1)	After-Tax Amount
	(Dollars in thousands)
Accumulated other comprehensive gain (loss)
Net unrealized gain (loss) on securities available-for-sale,
March 31, 2012:
Non-agency collateralized mortgage obligations	$31,163	$(20,608)	$10,555
U.S. government sponsored agency securities	1,014	728	1,742
FSTAR 2006-1 securitization trust	(22)	(6,108)	(6,130)
Total net unrealized gain (loss) on securities available-for-sale	$32,155	$(25,988)	$6,167
Net unrealized gain (loss) on securities available-for-sale,
December 31, 2011:
Non-agency collateralized mortgage obligations	$18,121	$(20,608)	$(2,487)
U.S. government sponsored agency securities	755	728	1,483
FSTAR 2006-1 securitization trust	(707)	(6,108)	(6,815)
Total net unrealized gain (loss) on securities available-for-sale	$18,169	$(25,988)	$(7,819)

(1)	The income tax (expense) benefit reflects the amount which existed at the time the Company established the valuation allowance for deferred securities that were held at the date disposed or matured.
The following table sets forth the changes to other comprehensive (loss) income and the related tax effect for each component.

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Gain (reclassified to earnings) on sales of securities available-for-sale	$(310)	$—
Loss (reclassified to earnings) for other-than-temporary impairment on securities available-for-sale	1,175	—
Unrealized (loss) gain on securities available-for-sale	13,121	6,405
Change in comprehensive income, net of tax	$13,986	$6,405
Note 17 – Loss Per Share
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

The following tables set forth the computation of basic and diluted loss per share of Common Stock for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	(In thousands, except per share data)
	Loss	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount
Net loss	$(7,309)	—	$—	$(26,965)	—	$—
Less: Preferred stock dividend/accretion	(1,407)	—	—	(4,709)	—	—
Basic Loss Per Share	(8,716)			(31,674)
Deferred cumulative Preferred Stock dividends	(3,333)	—	—	—	—	—
Net loss applicable to Common Stock	(12,049)	556,623	(0.02)	(31,674)	553,555	(0.06)
Effect of Dilutive Securities
Warrants	—	—	—	—	—	—
Stock-based awards	—	—	—	—	—	—
Diluted Loss Per Share
Net loss applicable to Common Stock	$(12,049)	556,623	$(0.02)	$(31,674)	553,555	$(0.06)
Due to the loss attributable to common stockholders for the three months ended March 31, 2012 and 2011, the diluted loss per share calculation excludes all common stock equivalents, including 13,340,448 shares and 13,340,448 shares, respectively, pertaining to warrants and 1,720,286 shares and 2,675,693 shares, respectively, pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.
Note 18 – Compensation Plans
Stock-Based Compensation
For both the three months ended March 31, 2012 and 2011, the Company recorded stock-based compensation expense of $1.7 million.
Incentive Compensation Plan

The Incentive Compensation Plans (“Incentive Plans”) are administered by the compensation committee of the Company's board of directors. The Incentive Plans include department specific plans, which include commercial lending, banking, underwriting and others, as well as a general incentive plan. Each year, the compensation committee decides which employees of the Company will be eligible to participate in the general incentive plan and the size of the bonus pool. During the three months ended March 31, 2012 and 2011, all eligible members of the executive management team were included in the general incentive plan. The Company incurred a $7.1 million for the three months ended March 31, 2012 and a $1.5 million expense for the three months ended March 31, 2011
Note 19 – Income Taxes
The Company’s net deferred tax assets of $379.3 million and $383.8 million, at March 31, 2012 and December 31, 2011, respectively, have been entirely offset by a valuation allowance. A valuation allowance is established when management determines that it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods.
For the three months ended March 31, 2012, the net provision (benefit) for federal income taxes as a percentage of pretax loss was zero percent as compared to a provision (benefit) of 1.0 percent for the comparable 2011 period. During the three months ended March 31, 2012, the variance to the statutory rate of 35 percent was attributable to a $(4.5) million addition to valuation allowance for net deferred tax assets, $4.9 million in unrealized holding gain on securities available-for-sale, certain non-deductible-corporate expenses of $0.7 million, non-deductible warrant income of $0.9 million and $0.6 million change to alternative minimum tax credit carryforwards. The variance to the statutory rate of 35 percent for the three months ended March 31, 2011 was attributable to a $9.5 million addition to valuation allowance for net deferred tax assets, certain non-deductible-corporate expenses of $0.4 million and non-deductible warrant income of $(0.3) million.
The Company's income tax returns are subject to examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. As of March 31, 2012, the Internal Revenue Service had completed its examination of the Company's income tax returns through the years ended December 31, 2008. The years open to examination by state and local government authorities vary by jurisdiction.

Note 20 – Legal Proceedings, Contingencies and Commitments
Legal Proceedings
The Company and certain subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. Although there can be no assurance as to the ultimate outcome, the Company, together with subsidiaries, believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings, including the matters described below, and with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management's judgment as to the best interests of the Company and its shareholders.

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

Resolution of legal claims are inherently dependent on the specific facts and circumstances of each specific case, and therefore the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate and the amount of any incremental liability that may otherwise arise is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations. Certain legal claims considered by the Company in its analysis of the sufficiency of its related reserves include the following:
In February 2010, the Company was named in a putative class action alleging that it violated its fiduciary duty pursuant to the Employee Retirement Income Security Act (“ERISA”) to employees who participated in the Company’s 401(k) plan (“Plan”) by continuing to offer Company stock as an investment option after investment in the stock allegedly ceased to be prudent. On July 16, 2010, the Company moved to dismiss the complaint and asserted, among other things, that the Plan’s investment in employer stock was protected by a presumption of prudence under ERISA, and that plaintiff’s allegations failed to overcome such presumption. The parties submitted relevant materials to the court as of February 2, 2011, and on March 31, 2011, the court granted the Company’s motion and dismissed the case. The plaintiffs have filed an appellate brief with the court and the Company has filed its reply brief. Oral argument has been set and a ruling on the appeal is expected during 2012.
In March 2012, the Bank received a notice letter from HUD indicating that it was considering taking administrative action and imposing civil money penalties against the Bank related to certain violations of HUD's servicing requirements. The Bank has submitted a response letter to HUD arguing the merits of the position and is awaiting a reply.

From time to time, governmental agencies conduct investigations or examinations of various mortgage related practices of the Bank. Currently, ongoing investigations relate to whether the Bank violated laws or regulations relating to mortgage origination or servicing practices and to whether its practices with regard to servicing residential first mortgage loans are adequate. The Bank is cooperating with such agencies and providing information as requested. In addition, the Bank has routinely been named in civil actions throughout the country by borrowers and former borrowers relating to the origination, purchase, sale and servicing of mortgage loans
In the normal course, the Bank receives repurchase and indemnification demands from counterparties involved with the purchase of residential first mortgages for alleged breaches of representations and warranties. The Bank establishes a representation and warranty reserve in connection with the estimated potential liability for such potential demands.

In 2009 and 2010, the Bank received repurchase demands from Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. (“Assured”), with respect to HELOCs that were sold by the Bank in connection with the HELOC securitizations. Assured is the note insurer for each of the two HELOC securitizations completed by the Bank. The Bank provided detailed rebuttals to these demands. In April 2011, Assured filed a lawsuit against the Bank, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it had paid under the respective insurance policy (which amounts were estimated by Assured to be in excess of $80 million), plus interest and costs. Subsequently, the court dismissed Assured's claims for indemnification and reimbursement, but allowed the case to proceed on the breach of contract claims (limited to those related to enforcing the Bank's “cure or repurchase” obligations). The court also granted the Bank's motion for reconsideration requesting that damages, if any, be paid to the securitization trust as opposed to Assured, and held that the ruling on the Bank's argument with respect to damages is limited to its motion to dismiss, and therefore not meant to be the law of the case. The Bank's motion for summary judgment was denied and the case is now scheduled to go to trial.

When establishing a reserve for contingent liabilities, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. As of March 31, 2012, such reserve was $34.2 million, which included $15.0 million related to the initial payment of the DOJ Agreement that was paid on April 3, 2012. In addition, within the representation and warranty reserve, the Bank includes loans sold to certain non-agency securitization trusts. There may be further losses that could arise but the occurrence of which is not probable or reasonably estimable, and therefore such amounts are not required to be recognized. The Company estimates that such further losses could amount up to $17.4 million in the aggregate. Notwithstanding the foregoing, and based upon information currently available, advice of counsel, available insurance coverage and established reserves, the Company believes that the eventual outcome of the actions against the Company and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to the Company’s results of operations, or cash flows, for any particular period.

Contingencies and Commitments

A summary of the contractual amount of significant commitments is as follows.

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Commitments to extend credit:
Mortgage loans	$4,790,000	$3,870,000
HELOC trust commitments	64,000	64,000
Standby and commercial letters of credit	93,000	72,000

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
The Company enters into forward contracts for the future delivery or purchase of agency and loan sale contracts. These contracts are considered to be derivative instruments under U.S. GAAP. Further discussion on derivative instruments is included in Note 11 – Derivative Financial Instruments.
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

The credit risk associated with loan commitments, standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The guarantee liability for standby and commercial letters of credit was $8.5 million at March 31, 2012 and $8.2 million at December 31, 2011, respectively.

Note 21 – Segment Information
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
The following table presents financial information by business segment for the periods indicated.

	For the Three Months Ended March 31, 2012
	Bank Operations	Home Lending Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$41,674	$33,059	$—	$74,733
Gain on sale revenue	310	196,565	—	196,875
Other (expense) income	16,589	7,913	—	24,502
Total net interest income and non-interest income	58,573	237,537	—	296,110
(Loss) earnings before federal income taxes	(111,541)	104,232	—	(7,309)
Depreciation and amortization	1,055	3,414	—	4,469
Capital expenditures	(5,752)	12,903	—	7,151
Identifiable assets	11,580,682	5,811,667	(3,350,000)	14,042,349
Inter-segment income (expense)	25,125	(25,125)	—	—
	For the Three Months Ended March 31, 2011
	Bank Operations	Home Lending Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$33,187	$19,386	$—	$52,573
Gain on sale revenue	(1,036)	49,998	—	48,962
Other income (expense)	14,629	32,675	—	47,304
Total net interest income and non-interest income	46,780	102,059	—	148,839
(Loss) earnings before federal income taxes	(44,211)	17,511	—	(26,700)
Depreciation and amortization	1,530	2,112	—	3,642
Capital expenditures	99	4,948	—	5,047
Identifiable assets	11,483,331	4,558,636	(3,025,000)	13,016,967
Inter-segment income (expense)	22,688	(22,688)	—	—
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
General
We are a Michigan‑based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank. At March 31, 2012, our total assets were $14.0 billion, making us the largest publicly held savings bank in the Midwest and one of the top 15 largest savings banks in the United States. We are considered a controlled company for New York Stock Exchange (“NYSE”) purposes, because MP Thrift Investments, L.P. (“MP Thrift”) held approximately 63.9 percent of our common stock as of March 31, 2012.

As a savings and loan holding company, we are subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve (the “Federal Reserve”). The Bank is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”) of the United States Department of the Treasury (“U.S. Treasury”). The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”), and the Bank's deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”). The Bank is also subject to the rule-making, supervision and examination authority of the Consumer Financial Protection Bureau (the “CFPB”), which is responsible for the principal federal consumer protection laws. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis.

At March 31, 2012 we operate 113 banking centers (of which 17 are located in retail stores), all located in Michigan. Of the 113 banking centers, 66 facilities are owned and 47 facilities are leased. In April 2012, two banking centers in Michigan were closed to better align the branch structure with the Company's focus on key market areas and to improve banking center efficiencies. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and businesses. We also gather deposits on a nationwide basis through our internet banking group, and provide deposit and cash management services to governmental units on a relationship basis. We leverage our banking centers and internet banking to cross-sell products to existing customers and increase our customer base. At March 31, 2012, we had a total of $8.6 billion in deposits, including $6.0 billion in retail deposits, $0.8 billion in government funds, $0.3 billion in wholesale deposits and $1.5 billion in company‑controlled deposits.

We also operate 28 loan origination centers located in 13 states, which originate one‑to‑four family residential first mortgage loans as part of our retail home lending business. These offices employ approximately 174 loan officers. We also originate retail loans through referrals from our 113 retail banking centers, consumer direct call center and our website, flagstar.com. Additionally, we have wholesale relationships with over 1,800 mortgage brokers and approximately 1,250 correspondents, which are located in all 50 states and serviced by 137 account executives. The combination of our retail, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential first mortgage loan products. Our servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, and accounting for and remitting principal and interest payments to investors and escrow payments to third parties.

Lastly, we operate a total of four commercial banking offices in Massachusetts, Connecticut, and Rhode Island, which were opened in 2011 as part of the Bank's plan to transform into a full-service and diversified super community bank. We believe that expanding our commercial banking division, and extending commercial lending to the New England region, will allow us to leverage our Personal Financial Services franchise, and that the commercial lending businesses will complement existing operations and contribute to the establishment of a diversified mix of revenue streams.

Our revenues include net interest income from our personal financial services and commercial banking activities, fee‑based income from services we provide customers, and non‑interest income from sales of residential first mortgage loans to the secondary market, the servicing of loans for others, and the sale of servicing rights related to mortgage loans serviced for others. Approximately 97.6 percent of our total loan originations during the three months ended March 31, 2012 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale through the government sponsored enterprises ("GSEs") and Ginnie Mae.

At March 31, 2012, we had 3,281 full-time equivalent salaried employees of which 311 were account executives and loan officers.

Operating Segments

Our business is comprised of two operating segments-banking and home lending. Our banking operation currently offers a line of consumer and commercial financial products and services to individuals, small and middle market businesses and large corporate borrowers. Our home lending operation originates, acquires, sells and services mortgage loans on family residences. Each operating segment supports and complements the operations of the other, with funding for the home lending operation primarily provided by deposits and borrowings obtained through the banking operation. Financial information regarding the two operating segments is set forth in Note 20 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements and Supplementary Data. A discussion of our two operating segments is set forth below.

Bank Operations

Our bank operation is primarily used to gather deposits and other borrowings, which are used to fund the Bank's loan portfolios and other interest-earning assets. We gather deposits through three delivery channels: Personal Financial Services, Government Banking and Business / Commercial Banking.

•	Personal Financial Services consists of Branch Banking and Internet Banking. As of March, 31, 2012, Branch Banking included 113 banking centers located throughout Michigan.

•
Government Banking provides deposit and cash management services to government units on a relationship basis throughout Michigan and Georgia. Government banking manages relationships with various small and large government entities and school districts.

•	Business / Commercial Banking engages in deposit gathering through our teams of business and commercial banking relationship managers.

Our banking operation may also borrow funds by obtaining advances from the FHLB or other federally backed institutions or by entering into repurchase agreements with correspondent banks using investments as collateral.

In addition to deposit gathering, as part of the transformation to a diversified full-service bank, our bank operation provides credit products to small, middle market and large corporate businesses, as well as offers consumer loans, investment and insurance products, and treasury management products and services.

Home Lending Operations

Our home lending operation originates, acquires, sells and services 1-to-4 family residential first mortgage loans. The origination or acquisition of residential first mortgage loans constitutes our most significant lending activity. At March 31, 2012, approximately 47.0 percent of interest-earning assets were held in residential first mortgage loans on single-family residences.

During 2011 and continuing into 2012, we were one of the country's leading mortgage loan originators. Three production channels were utilized to originate or acquire mortgage loans - Retail, Broker and Correspondent. Each production channel produces similar mortgage loan products and applies the same underwriting standards. We expect to continue to leverage technology to streamline the mortgage origination process and bring service and convenience to brokers and correspondents. Ten sales support offices were maintained that assist brokers and correspondents nationwide. We also continue to make increasing use of the Internet as a tool to facilitate the mortgage loan origination process through each of our production channels. Brokers, correspondents and retail home loan centers are able to register and lock loans, check the status of inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Virtually all mortgage loans that closed in 2011 and continuing into 2012 utilized the Internet in the completion of the mortgage origination or acquisition process.

Retail.  In a retail transaction, loans are originated through a nationwide network of stand‑alone home loan centers, as well as referrals from our retail banking centers and the national call center. When loans are originated on a retail basis, the origination documentation is completed inclusive of customer disclosures and other aspects of the lending process and funding of the transaction is completed internally. At March 31, 2012, we maintained 28 loan origination centers. At the same time, our centralized loan processing gained efficiencies and allowed lending staff to focus on originations. For the three months ended March 31, 2012, we closed $729.3 million of loans utilizing this origination channel, which equaled 6.5 percent of total originations, as compared to $330.0 million or 6.8 percent of total originations during the three months ended March 31, 2011.

Broker.  In a broker transaction, an unaffiliated bank or mortgage brokerage company completes the loan paperwork, but the loans are underwritten on a loan‑level basis to our underwriting standards and we supply the funding for the loan at closing (also known as “table funding”) thereby becoming the lender of record. Currently, we have active broker relationships with over 1,800 bank or mortgage brokerage companies located in all 50 states. For the three months ended March 31, 2012, we closed loans totaling $2.9 billion utilizing this origination channel, which equaled 26.1 percent of total originations, as compared to $1.3 billion or 27.6 percent during the three months ended March 31, 2011.

Correspondent.  In a correspondent transaction, an unaffiliated mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the mortgage company has funded the transaction, the loan is acquired, usually by us paying the mortgage company a market price for the loan. We do not acquire loans in “bulk” amounts from correspondents but rather we acquire each loan on a loan‑level basis and each loan is required to be originated to our underwriting guidelines. We have active correspondent relationships with approximately 1,250 companies, including banks and mortgage companies, located in all 50 states. Over the years, we have developed a competitive advantage as a warehouse lender, wherein lines of credit to mortgage companies are provided to fund loans. We believe warehouse lending is not only a profitable, stand‑alone business for us, but also provides valuable synergies within our correspondent channel. We believe that offering warehouse lines has provided a competitive advantage in the small to midsize correspondent channel and has helped grow and build the correspondent business in a profitable manner. For example, for the three months ended March 31, 2012, warehouse lines funded over 65 percent of the loans in our correspondent channel. We plan to continue to leverage warehouse lending as a customer retention and acquisition tool throughout 2012. For the three months ended March 31, 2012, we closed loans totaling $7.5 billion utilizing the correspondent origination channel, which equaled 67.4 percent of total originations, compared to $3.2 billion or 65.6 percent originated during the three months ended March 31, 2011.

Underwriting

During the three months ended March 31, 2012, we primarily originated residential first mortgage loans for sale that conformed to the respective underwriting guidelines established by Fannie Mae, Freddie Mac and Ginnie Mae (each “an Agency” or collectively “the Agencies”). The increase in the held-for-investment loan portfolio was driven by our jumbo loan program offering in the third quarter 2011. The program has credit parameters, including maximum loan-to-value (“LTV”) of 80 percent and a minimum FICO of 700, with a maximum loan limit of $2.0 million.

Residential first mortgage loans

At March 31, 2012, most of our held-for-investment residential first mortgage loans represented loans that were originated in 2009 or prior years with underwriting criteria that varied by product and with the standards in place at the time of origination.

Set forth below is a table describing the characteristics of the residential first mortgage loans in our held-for-investment portfolio at March 31, 2012, by year of origination.

Year of Origination	2008 and Prior	2009	2010	2011	2012	Total
		(Dollars in thousands)
Unpaid principal balance (1)	$3,115,377	$65,407	$19,240	$49,338	$9,699	$3,259,061
Average note rate	4.39%	5.10%	4.92%	4.21%	4.19%	4.40%
Average original FICO score	713	693	713	756	760	714
Average current FICO score	681	651	689	750	760	681
Average original loan-to-value ratio	75.7%	85.2%	76.7%	70.9%	63.9%	75.7%
Housing Price Index LTV, as recalculated (2)	93.4%	92.0%	82.3%	70.4%	63.6%	92.8%
Underwritten with low or stated income documentation	38.0%	2.0%	—%	—%	—%	36.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	The housing price index (“HPI”) LTV is updated from the original LTV based on Metropolitan Statistical Area-level Office of Federal Housing Enterprise Oversight (“OFHEO”) data as of December 31, 2011.

Average original loan-to-value represents the loan balance at origination, as a percentage of the original appraised value of the property. Loan-to values are refreshed quarterly based on estimates of home prices using the most current OFHEO data, and are reflective of a deterioration in housing prices as a result of the economic conditions over the last several years.

Residential first mortgage loans are underwritten on a loan‑by‑loan basis rather than on a pool basis. Generally, residential first mortgage loans produced through our production channels in the held-for-investment loan portfolio are reviewed by one of our in‑house loan underwriters or by a contract underwriter. In all cases, loans must be underwritten to our underwriting standards.

Our criteria for underwriting generally includes, but are not limited to, full documentation of borrower income and other relevant financial information, fully indexed rate consideration for variable loans, and for agency loans, the specific agency's eligible loan‑to‑value ratios with full appraisals when required. Variances from any of these standards are permitted only to the extent allowable under the specific program requirements. These included the ability to originate loans with less than full documentation and variable rate loans with an initial interest rate less than the fully indexed rate. Mortgage loans are collateralized by a first or second mortgage on a one‑to‑four family residential property.

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

For loan balances over $1,000,000, traditional manual underwriting documentation and ratio requirements are required as are two years plus year to date of income documentation and two months of bank statements. Income documentation based solely on a borrower's statement is an available underwriting option for each loan category. Even so, in these cases employment of the borrower is verified under the vast majority of loan programs, and income levels are usually checked against third party sources to confirm validity.

We believe that our underwriting process, which relies on the electronic submission of data and images and is based on an award‑winning imaging workflow process, allows for underwriting at a higher level of accuracy and with more timeliness than exists with processes which rely on paper submissions. We also provide our underwriters with integrated quality control tools, such as automated valuation models, multiple fraud detection engines and the ability to electronically submit IRS Form 4506s to ensure underwriters have the information that they need to make informed decisions. The process begins with the submission of an electronic application and an initial determination of eligibility. The application and required documents are then uploaded to our corporate underwriting department and all documents are identified by optical character recognition or our underwriting staff. The underwriter is responsible for checking the data integrity and reviewing credit. The file is then reviewed in accordance with the applicable guidelines established by us for the particular product. Quality control checks are performed by the underwriting department using the tools outlined above, as necessary, and a decision is then made and communicated to the prospective borrower.

The following table identifies our held-for-investment mortgages by major category, at March 31, 2012. Loans categorized as subprime were initially originated for sale and comprised only 0.1 percent of the portfolio of first liens.

	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score	Weighted Average Maturity	Average Original Loan-to-Value Ratio	Housing Price Index LTV, as recalculated (2)
	(Dollars in thousands)
Residential first mortgage loans:
Amortizing:
3/1 ARM	$150,174	3.36%	685	680	267	72.7%	84.9%
5/1 ARM	392,067	3.86%	718	701	284	65.3%	77.1%
7/1 ARM	31,365	4.57%	733	724	305	67.1%	79.7%
Other ARM	61,669	3.34%	670	649	262	72.3%	83.3%
Fixed mortgage loans (3)	1,068,215	4.88%	703	650	305	81.2%	97.8%
Interest only:
3/1 ARM	207,841	3.68%	723	696	273	74.0%	90.0%
5/1 ARM	885,599	3.89%	724	706	83	73.7%	90.9%
7/1 ARM	70,910	6.07%	730	710	306	73.8%	104.7%
Other ARM	41,372	3.55%	723	699	275	75.8%	98.6%
Other interest only	275,718	5.87%	724	691	305	74.7%	103.2%
Option ARMs	73,410	4.87%	717	679	317	77.9%	112.9%
Subprime:
3/1 ARM	50	10.30%	685	678	283	91.5%	73.8%
Other ARM	248	9.93%	618	655	288	85.0%	108.5%
Other subprime	423	8.71%	531	602	297	71.3%	91.4%
Total residential first mortgage loans	$3,259,061	4.40%	714	681	292	75.2%	92.8%
Second mortgage loans (4) (5)	$132,437	8.13%	733	733	133	18.4%	23.6%
HELOC loans (4) (5)	$200,200	5.21%	734	734	48	21.8%	28.1%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2011.

(3)	Includes substantially fixed rate mortgage loans.

(4)	Subprime loans are defined as the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

(5)	Reflects LTV because these are second liens.

The following table sets forth characteristics of those loans in our held‑for‑investment mortgage portfolio as of March 31, 2012 that were originated with less documentation than is currently required. Loans as to which underwriting information was accepted from a borrower without validating that particular item of information are referred to as “low doc” or “stated.” Substantially all of those loans were underwritten with verification of employment but with the related job income or personal assets, or both, stated by the borrower without verification of actual amount. Those loans may have additional elements of risk, because information provided by the borrower in connection with the loan was limited. Loans as to which underwriting information was supported by third party documentation or procedures are referred to as “full doc,” and the information therein is referred to as “verified.” Also set forth are different types of loans that may have a higher risk of non‑collection than other loans.

	Low Doc
	% of Held-for- Investment Portfolio	Unpaid Principal Balance (1)
	(Dollars in thousands)
Characteristics:
SISA (stated income, stated asset)	1.58%	$104,756
SIVA (stated income, verified assets)	10.43%	619,112
High LTV (i.e., at or above 95% at origination)	0.10%	6,811
Second lien products (HELOCs, Second mortgages)	1.47%	97,355
Loan types:
Option ARM loans	0.72%	$48,029
Interest-only loans	8.36%	553,915
Subprime (2)	0.01%	353

(1)	Unpaid principal balance does not include premiums or discounts.

Adjustable-rate mortgages loans. Adjustable rate mortgage (“ARM”) loans held-for-investment were originated using Fannie Mae and Freddie Mac guidelines as a base framework, and the debt‑to‑income ratio guidelines and documentation typically followed the AUS guidelines. Our underwriting guidelines were designed with the intent to minimize layered risk.

At March 31, 2012, we had $73.4 million of option ARM loans in our held‑for‑investment loan portfolio. Option ARM loans permit a borrower to vary the monthly payment, including paying an amount that excludes interest otherwise due which is then added to the unpaid principal balance of the loan (a process referred to as “negative amortization”). The amount of negative amortization reflected in such loan balances for the three months ended March 31, 2012 was $5.3 million. The maximum balance that all option ARMs could reach cumulatively is $109.5 million at March 31, 2012.

Set forth below is a table describing the characteristics of our ARM loans in our held-for-investment mortgage portfolio at March 31, 2012, by year of origination.

	2008 and Prior	2009	2010	2011	2012	Total
Year of Origination		(Dollars in thousands)
Unpaid principal balance (1)	$1,859,986	$9,708	$7,735	$28,896	$8,380	$1,914,705
Average note rate	3.92%	5.10%	4.34%	3.86%	4.13%	3.93%
Average original FICO score	717	695	729	761	759	718
Average current FICO score	697	667	720	758	759	698
Average original loan-to-value ratio	75.4%	82.7%	74.0%	67.3%	63.6%	75.3%
Housing Price Index LTV, as recalculated (2)	89.1%	93.9%	78.1%	66.3%	63.7%	88.6%
Underwritten with low or stated income documentation	34.0%	11.0%	—%	1.0%	—%	33.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2011.

Set forth below is a table describing specific characteristics of option power ARMs in our held-for-investment mortgage portfolio at March 31, 2012, which were originated in 2008 or prior.

2008 and Prior
Year of Origination	(Dollars in thousands)
Unpaid principal balance (1)	$73,410
Average note rate	4.86%
Average original FICO score	717
Average current FICO score	679
Average original loan-to-value ratio	71.6%
Average original combined loan-to-value ratio	79.7%
Housing Price Index LTV, as recalculated (2)	112.9%
Underwritten with low or stated income documentation	$48,029
Total principal balance with any accumulated negative amortization	$54,898
Percentage of total ARMS with any accumulated negative amortization	2.9%
Amount of net negative amortization (i.e., deferred interest) accumulated as interest income during the three months ended March 31, 2012	$5,340

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2011.
Set forth below are the accumulated amounts of interest income arising from the net negative amortization portion of loans during the three months ended March 31, 2012 and 2011.

	Unpaid Principal Balance of Loans in Negative Amortization At Period End (1)	Amount of Net Negative Amortization Accumulated as Interest Income During Period
	(Dollars in thousands)
2012	$54,898	$5,340
2011	$83,497	$7,655

(1)	Unpaid principal balance does not include premiums or discounts.
Set forth below are the frequencies at which the ARM loans outstanding at March 31, 2012, will reprice.

	# of Loans	Balance	% of the Total
Reset frequency	(Dollars in thousands)
Monthly	120	$26,557	1.4%
Semi-annually	3,323	999,195	52.1%
Annually	2,709	407,309	21.3%
No reset – non-performing loans	1,663	481,644	25.2%
Total	7,815	$1,914,705	100.0%

Set forth below as of March 31, 2012, are the amounts of the ARM loans in our held‑for‑investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three‑year period and non-performing loans do not reset while in the non-performing status. Accordingly, the table below may include the same loans in more than one period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in thousands)
2012	$—	$632,574	$672,936	$668,131
2013	678,221	692,468	683,455	680,693
2014	692,000	719,245	721,787	690,907
Later years (1)	719,358	747,262	777,788	726,986

(1)	Later years reflect one reset period per loan.

(2)	Reflects loans that have reset through March 31, 2012.

Interest only mortgages. Both adjustable and fixed term loans were offered with a 10‑year interest only option. These loans were originated using Fannie Mae and Freddie Mac guidelines as a base framework. We generally applied the debt‑to‑income ratio guidelines and documentation using the AUS Approve/Reject response requirements.

Set forth below is a table describing the characteristics of the interest‑only mortgage loans at the dates indicated in our held‑for‑investment mortgage portfolio at March 31, 2012, by year of origination.

	2008 and Prior	2009	2010	2011	2012	Total
Year of Origination		(Dollars in thousands)
Unpaid principal balance (1)	$1,479,422	$540	$1,478	$—	$—	$1,481,440
Average note rate (2)	4.32%	3.75%	5.28%	—%	—%	4.33%
Average original FICO score	724	672	720	—	—	724
Average current FICO score	702	622	622	—	—	702
Average original loan-to-value ratio	74.7%	79.2%	62.4%	—%	—%	74.6%
Housing Price Index LTV, as recalculated (3)	94.0%	72.1%	64.3%	—%	—%	94.0%
Underwritten with low or stated Income documentation	37.0%	—%	—%	—%	—%	37.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	As described earlier, interest only loans placed in portfolio in 2010 comprise loans that were initially originated for sale. There are two loans in this population.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2011.

Second mortgage loans. The majority of second mortgages we originated were closed in conjunction with the closing of the residential first mortgages originated by us. We generally required the same levels of documentation and ratios as with our residential first mortgages. For second mortgages closed in conjunction with a residential first mortgage loan that was not being originated by us, our allowable debt‑to‑income ratios for approval of the second mortgages were capped at 40 percent to 45 percent. In the case of a loan closing in which full documentation was required and the loan was being used to acquire the borrower's primary residence, we allowed a combined loan-to-value (“CLTV”) ratio of up to 100 percent; for similar loans that also contained higher risk elements, we limited the maximum CLTV to 90 percent. FICO floors ranged from 620 to 720, and fixed and adjustable rate loans were available with terms ranging from five to 20 years.

Set forth below is a table describing the characteristics of the second mortgage loans in our held‑for‑investment portfolio at March 31, 2012, by year of origination.

	2008 and prior	2009	2010	2011	2012	Total
Year of Origination		(Dollars in thousands)
Unpaid principal balance (1)	$130,408	$1,561	$396	$73	$—	$132,438
Average note rate	8.15%	6.92%	6.87%	7.33%	—%	8.13%
Average original FICO score	734	717	695	706	—	733
Average original loan-to-value ratio	20.1%	18.1%	14.5%	14.8%	—%	20.1%
Average original combined loan-to-value ratio	73.7%	89.8%	67.8%	93.2%	—%	73.7%
Housing Price Index LTV, as recalculated (2)	23.6%	18.8%	14.2%	13.6%	—%	23.6%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2011.

HELOC loans. The majority of HELOC loans were closed in conjunction with the closing of related first mortgage loans originated and serviced by us. Documentation requirements for HELOC applications were generally the same as those required of borrowers for the first mortgage loans originated by us, and debt‑to‑income ratios were capped at 50 percent. For HELOCs closed in conjunction with the closing of a first mortgage loan that was not being originated by us, our debt‑to‑income ratio requirements were capped at 40 percent to 45 percent and the LTV was capped at 80 percent. The qualifying payment varied over time and included terms such as either 0.75 percent of the line amount or the interest only payment due on the full line based on the current rate plus 0.5 percent. HELOCs were available in conjunction with primary residence transactions that required full documentation, and the borrower was allowed a CLTV ratio of up to 100 percent. For similar loans that also contained higher risk elements, we limited the maximum CLTV to 90 percent. FICO floors ranged from 620 to 720. The HELOC terms called for monthly interest‑only payments with a balloon principal payment due at the end of 10 years. At times, initial teaser rates were offered for the first three months.
Set forth below is a table describing the characteristics of the HELOCs in our held-for-investment portfolio at March 31, 2012, by year of origination.

	2008 and Prior	2009	2010	2011	2012	Total
Year of Origination	(Dollars in thousands)
Unpaid principal balance (1)	$195,831	$635	$—	$2,377	$1,357	$200,200
Average note rate (2)	5.24%	5.66%	—%	3.90%	3.66%	5.21%
Average original FICO score	733	—	—	759	780	734
Average original loan-to-value ratio	25.1%	28.4%	—%	42.4%	47.4%	25.4%
Housing Price Index LTV, as recalculated (3)	28.0%	17.4%	—%	33.5%	42.5%	28.1%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)
Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market, the floor rate on virtually all of the loans is in effect.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2011.

Warehouse lending. We also continue to offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or drawdown on the line is collateralized by the residential first mortgage loan being funded, and in many cases, we subsequently acquire that loan. Underlying mortgage loans are predominately originated using GSE underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more qualified principal officers of the borrower. The aggregate amount of warehouse lines of credit granted to other mortgage lenders at March 31, 2012 was $2.2 billion, of which $1.1 billion was outstanding, as compared to $2.1 billion granted at December 31, 2011, of which $1.2 billion was outstanding. As of March 31, 2012 and December 31, 2011, our warehouse lines funded over 65 percent of the loans in our correspondent channel. There were 298 warehouse lines of credit to other mortgage lenders with an average size of $7.4 million at March 31, 2012, compared to 293 warehouse lines of credit with an average size of $7.0 million at December 31, 2011.

The following table identifies our warehouse lending portfolio by selected criteria at March 31, 2012.

	Unpaid Principal Balance(1)	Average Note Rate	Loans on Non-accrual Status
	(Dollars in thousands)
Warehouse lines of credit:
Adjustable rate	$1,115,107	5.48%	$28
Net deferred fees and other	(10,902)
Total warehouse lines of credit	$1,104,205

(1)	Unpaid principal balance does not include net deferred fees, premiums or discounts, and other.

Commercial Loans

In early 2011, we formally launched our commercial banking division, which includes origination of commercial real estate loans, middle market and small business lending, asset based lending and lease financing. This launch was subsequent to ceasing our origination of commercial real estate loans in 2008 using prior lending management and philosophies. See “Commercial real estate loans” below. By expanding commercial lending into the New England region, in addition to the team of commercial lenders in Michigan, management believes it can leverage the existing personal financial services network and banking franchise, providing a complement to existing operations and contributing to the establishment of a diversified mix of revenue streams.

In commercial lending, ongoing credit management is dependent upon the type and nature of the loan, and we monitor significant exposures on a regular basis. Internal risk ratings are assigned at the time of each loan approval and are assessed and updated with each monitoring event. The frequency of the monitoring event is dependent upon the size and complexity of the individual credit, but in no case less frequently than every 12 months. Current commercial real estate collateral values are updated more frequently if deemed necessary as a result of impairments of specific loan or other credit or borrower specific issues. We continually review and adjust our risk rating criteria and rating determination process based on actual experience. This review and analysis process also contributes to the determination of an appropriate allowance for loan loss amount for our commercial loan portfolio.

Our commercial loan portfolio totaled $1.8 billion at March 31, 2012 and $1.7 billion at December 31, 2011, and is broken into three loan types, commercial real estate, commercial and industrial and commercial lease financing, each of which is discussed in more detail below. During the three months ended March 31, 2012, we originated $267.0 million in commercial loans. The following table identifies the commercial loan portfolio by loan type and selected criteria at March 31, 2012.

	Unpaid Principal Balance(1)	Average Note Rate	Loans on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$773,304	6.2%	$56,927
Adjustable rate	389,978	4.9%	35,318
Total commercial real estate loans	1,163,282		$92,245
Net deferred fees and other	(5,371)
Total commercial real estate loans	$1,157,911
Commercial and industrial loans:
Fixed rate	$125,514	4.4%	$28
Adjustable rate	419,053	3.9%	75
Total commercial and industrial loans	544,567		$103
Net deferred fees and other	(86)
Total commercial and industrial loans	$544,481
Commercial lease financing loans:
Fixed rate	$142,230	5.8%	$—
Net deferred fees and other	2,020
Total commercial lease financing loans	$144,250

(1)	Unpaid principal balance does not include net deferred fees, premiums or discounts, and other.

At March 31, 2012, our commercial real estate loan portfolio totaled $1.2 billion, or 17.4 percent of our investment loan portfolio, our commercial and industrial loan portfolio was $544.5 million, or 8.2 percent of our investment loan portfolio, and our commercial lease financing totaled $144.3 million, or 2.2 percent of our investment loan portfolio. At December 31, 2011, our commercial real estate loan portfolio totaled $1.2 billion, or 17.7 percent of our investment loan portfolio, our commercial and industrial loan portfolio was $330.1 million, or 4.7 percent of our investment loan portfolio, and our commercial lease financing totaled $113.3 million, or 1.6 percent of our investment loan portfolio.

The following table describes the unpaid principal balance of our commercial loan portfolio at March 31, 2012 by year of origination.

	2009 and Prior	2010	2011	2012	Total
Year of Origination	(Dollars in thousands)
Commercial real estate loans (1)	$832,510	$24,559	$295,360	$10,853	$1,163,282
Commercial and industrial loans	2,116	768	334,826	206,857	544,567
Commercial lease financing loans	—	—	67,693	74,537	142,230

(1)	During the three months ended March 31, 2012, we had no sales of non-performing commercial real estate loans and charged-off $44.6 million of the same loans.

At March 31, 2012, our total commercial loans were geographically concentrated, with approximately $553.2 million (30.0 percent) of unpaid principal balance on commercial loans located in Michigan, $279.8 million (15.2 percent) located in the New England region, $186.0 million (10.1 percent) located in New York, $138.0 million (7.5 percent) located in California, and $113.4 million (6.1 percent) located in Georgia.

The average loan balance in our total commercial portfolio was approximately $1.5 million for the three months ended March 31, 2012, with the largest loan being $50.0 million. There are approximately 38 loans with more than $10.0 million of exposure, and those loans comprised approximately 38.7 percent of the total commercial portfolio.

Commercial real estate loans. Our commercial real estate loan portfolio is comprised of loans that are collateralized by real estate properties intended to be income-producing in the normal course of business and consists of loans originated prior to 2011, including loans refinanced during 2009 and 2010 (“Legacy CRE”) and loans originated during 2011 and into 2012 (“New CRE”). We distinguish between Legacy CRE and New CRE portfolios given their respective differences in management objectives, performance and credit philosophy.

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

The following table sets forth the performance of the Legacy CRE and New CRE loan portfolios at March 31, 2012.

New CRE (1)
Property Type	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent (2)	Balance	Total Reserves
(Dollars in thousands)
Construction one-to-four family	$—	$—	$—	$—	$—
Land	—	—	—	174	3
Services	—	—	—	—	—
Commercial and industrial loans	—	—	—	3,316	250
One-to-four family conventional	—	—	—	457	9
One-to-four family closed end mortgage	—	—	—	14	—
Multi-family conventional	—	—	—	129,125	2,505
Commercial non-owner occupied	—	—	—	104,980	2,037
Secured by nonfarm, nonresidential	—	—	—	27,249	270
Other	—	—	—	20,417	396
Negative escrow	—	—	—	(62)	—
Net deferred fees and other	—	—	—	(441)	—
Total	$—	$—	$—	$285,229	$5,470

(1)	Includes commercial real estate loans originated during 2011 and into 2012.

(2)	90+ days delinquent includes performing non-accrual loans.

Credit standards on the origination of New CRE loans are generally tighter than those of the Legacy CRE loans. In addition, our New CRE loans are originated by experienced commercial lenders, primarily in markets they understand well based on prior experience. The primary factors considered in commercial real estate credit approvals are the financial strength of the borrower, assessment of the borrower's management capabilities, industry sector trends, type of exposure, transaction structure, and the general economic outlook. Commercial real estate loans are made on a secured, or in limited cases, on an unsecured basis, with a vast majority also being refined by personal guarantees of the principals of the borrowing business. Assets used as collateral for secured commercial real estate loans required an appraised value sufficient to satisfy our LTV ratio requirements. We also generally require a minimum debt-service-coverage ratio, other than for development loans, and consider the enforceability and collectability of any relevant guarantees and the quality of the collateral.

Legacy CRE (1)
Property Type	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent (2)	Balance	Total Reserves
(Dollars in thousands)
Construction one-to-four family	$—	$—	$5,725	$5,725	$3
Land	—	—	9,984	27,350	1,155
Services	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
One-to-four family conventional	—	8,286	2,611	13,705	768
One-to-four family closed end mortgage	—	—	160	482	22
Multi-family conventional	—	501	2,545	97,402	6,747
Commercial non-owner occupied	10,723	—	63,924	659,911	52,099
Secured by nonfarm, nonresidential	229	—	7,298	72,974	4,991
Other	—	—	—	—	—
Negative escrow	—	—	—	2,787	—
Net deferred fees and other	—	—	—	(7,654)	—
Total	$10,952	$8,787	$92,247	$872,682	$65,785

(1)	Includes commercial real estate loans originated prior to 2011.

(2)	90+ days delinquent includes performing non-accrual loans.

Commercial and industrial loans. Commercial and industrial loan facilities typically include lines of credit to our small or middle market businesses for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. We also participate, with other lenders, in syndicated deals to well known larger companies. Commercial and industrial loans include those loan facilities previously described, as well as asset based lending and auto dealer floor plan financing.

Commercial lease financing loans. Our commercial lease financing portfolio is comprised of equipment leased to customers in a direct financing lease. The net investment in financing leases includes the aggregate amount of lease payments to be received and the estimated residual values of the equipment, less unearned income. Income from lease financing is recognized over the lives of the leases on an approximate level rate of return on the unrecovered investment. The residual value represents the estimated fair value of the leased asset at the end of the lease term. Unguaranteed residual values of leased assets are reviewed at least annually for impairment. If any declines in residual values are determined to be other-than-temporary they will be recognized in earnings in the period such determinations are made. At March 31, 2012, our commercial lease financing loan portfolio was $144.3 million, or 2.2 percent of our investment loan portfolio.

Summary of Operations

Our net loss applicable to common stock for the three months ended March 31, 2012 was $(8.7) million (loss of $(0.02) per diluted share) represents a decrease from the loss of $(31.7) million (loss of $(0.06) diluted share) for the same period in 2011. The net loss during the three months ended March 31, 2012 compared to the same period in 2011 was affected by the following factors:

•	Net interest margin improved to 2.35 percent from 1.81 percent for the three months ended March 31, 2011;

•	Net interest income increased by $22.2 million to $74.7 million for the three months ended March 31, 2012, primarily due to a decline in our cost of funds;

•
Net gain on loan sales increased $154.7 million from the three months ended March 31, 2011, to $204.9 million, which the Bank believes is driven by strong industry demand and fewer competitors in the marketplace;

•
Representation and warranty reserve - change in estimate increased $40.1 million to $60.5 million for the three months ended March 31, 2012, primarily due to refinements in the estimation process, charge-offs of certain loans previously sold into the secondary market and expectations of continued elevated levels of repurchase requests from GSEs; and

•
Provision for loan losses increased by $86.4 million from the three months ended March 31, 2011, to $114.7 million, primarily due included amounts resulting from refinements to existing loss models during the first quarter 2012 as well as heightened loan modification activity during the three months ended March 31, 2012.

See “Results of Operations” below.

Selected Financial Ratios
(Dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2012	2011
Return on average assets	(0.25)%	(0.96)%
Return on average equity	(3.07)%	(10.17)%
Efficiency ratio	63.7%	98.8%
Efficiency ratio (credit-adjusted) (1)	42.6%	64.5%
Equity/assets ratio (average for the period)	8.00%	9.48%
Residential first mortgage loans originated	$11,169,409	$4,856,384
Other loans originated	$271,445	$31,464
Mortgage loans sold and securitized	$10,829,798	$5,829,508
Interest rate spread – bank only (2)	2.15%	1.62%
Net interest margin – bank only (3)	2.41%	1.87%
Interest rate spread – consolidated (2)	2.13%	1.61%
Net interest margin – consolidated (3)	2.35%	1.81%
Average common shares outstanding	556,623,046	553,554,886
Average fully diluted shares outstanding	556,623,046	553,554,886
Average interest earning assets	$12,640,668	$11,473,046
Average interest paying liabilities	$10,994,258	$10,460,463
Average stockholders' equity	$1,136,618	$1,245,229
Charge-offs to average investment loans (annualized)	8.99%	2.14%

	March 31, 2012	December 31, 2011	March 31, 2011
Equity-to-assets ratio	7.74%	7.92%	9.50%
Tier 1 capital ratio(4)	8.64%	8.95%	9.87%
Total risk-based capital ratio (4)	16.06%	16.64%	20.51%
Book value per common share	$1.49	$1.48	$1.78
Number of common shares outstanding	557,132,814	555,775,639	553,711,848
Mortgage loans serviced for others	$68,207,554	$63,770,676	$59,577,239
Weighted average service fee (basis points)	28.7	30.8	30.2
Capitalized value of mortgage servicing rights	0.88%	0.80%	1.07%
Ratio of allowance for loan losses to non-performing loans held-for-investment (5)	69.1%	65.1%	73.6%
Ratio of allowance for loan losses to loans held-for-investment (5)	4.22%	4.52%	4.70%
Ratio of non-performing assets to total assets (bank only)	3.67%	4.43%	4.26%
Number of bank branches	113	113	162
Number of loan origination centers	28	27	29
Number of employees (excluding loan officers and account executives)	2,970	2,839	3,030
Number of loan officers and account executives	311	297	306

(1)	Based on efficiency ratios as calculated, less representation and warranty reserve change in estimate and asset resolution expense.

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

(5)	Bank only and does not include non-performing loans held-for-sale.

Results of Operations

         Three months. Net loss applicable to common stockholders for the three months ended March 31, 2011 was $(8.7) million, $(0.02) per share-diluted, an $23.0 million decrease from the loss of $(31.7) million, $(0.06) per share-diluted, reported in the comparable 2011 period. The decrease in net loss resulted from a $125.1 million increase in non-interest income, a $22.2 million increase in net interest income, offset by a $86.4 million increase in provision for loan losses and a $41.5 million increase in non-interest expense.

Net Interest Income

On June 30, 2011, we implemented a reclassification in the treatment of amounts due from Federal Housing Administration (“FHA”) relating to the servicing of delinquent FHA loans to recognize the accrued credit from FHA as interest income. Previously, income from FHA was applied as an offset to non-interest expense (asset resolution expense) relating to the servicing of delinquent FHA loans, and recorded on a net basis as asset resolution expense. The impact of the reclassification on the three months ended March 31, 2011, was an increase in net interest income of $12.8 million with an offsetting increase to asset resolution expense and an increase in net interest margin of 20 basis points.

We recognized $74.7 million in net interest income for the three months ended March 31, 2012, which represented an increase of 42.2 percent compared to $52.6 million reported for the same period in 2011. The $22.1 million increase for three months ended March 31, 2012, is primarily due to a decrease in overall cost of funds to 1.76 percent from 2.27 percent in the three months ended March 31, 2011. Net interest income represented 25.2 percent of our total revenue during the three months ended March 31, 2012, as compared to 35.3 percent in the same period 2011.

Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities.

Three months. For the three months ended March 31, 2012, we had average interest-earning assets of $12.6 billion, as compared to $11.5 billion for the three months ended March 31, 2011. The increase in average interest-earning assets reflects a $902.6 million increase in average loans held-for-investment. Average-interest bearing liabilities totaled $11.0 billion for the three months ended March 31, 2012, as compared to $10.5 billion for the three months ended March 31, 2011. The increase of $0.5 billion reflects a $628.6 million increase in average FHLB advances for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

The increase in interest income was due to the increase in commercial loans resulting from new originations in commercial and industrial loans and commercial lease financing loans and the increase in average warehouse loans offset by the continued run-off of our residential first mortgage loans held-for-investment. Interest expense for the three months ended March 31, 2012 decrease as compared to the three months ended March 31, 2011. We continue to replace maturing retail certificates of deposit with core money market and savings accounts. The average cost of interest-bearing liabilities decreased 51 basis points from 2.27 percent for the three months ended March 31, 2011 to 1.76 percent in the same period in 2012, while the average yield on interest-earning assets slightly increased one basis point, from 3.88 percent for the three months ended March 31, 2011 to 3.89 percent in the same period in 2012. As a result, our interest rate spread was 2.12 percent for the three months ended March 31, 2012 as compared to 1.61 percent for the three months ended March 31, 2011.

Our consolidated net interest margin for the three months ended March 31, 2012 was 2.35 percent as compared to 1.81 percent for the three months ended March 31, 2011. The Bank recorded a net interest margin of 2.41 percent for the three months ended March 30, 2012, as compared to 1.87 percent for the three months ended March 31, 2011.

The following tables present on a consolidated basis (rather than on a Bank-only basis) interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income recorded on our loans is adjusted by the amortization of net premiums, net deferred loan origination costs and the amount of negative amortization (i.e., capitalized interest) arising from our option power ARM loans. These adjustments to interest income during both the three month periods ended March 31, 2012 and 2011 was a net reduction of $2.1 million and $0.8 million, respectively. Non-accruing loans were included in the average loans outstanding.

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans held-for-sale	$2,393,725	$24,242	4.05%	$1,683,814	$18,694	4.44%
Loans repurchased with government guarantees	2,022,338	17,074	3.38%	1,745,391	12,775	2.93%
Loans held-for-investment:
Consumer loans (3)	4,990,828	53,915	4.33%	4,615,688	55,741	4.83%
Commercial loans (3)	1,755,917	18,677	4.21%	1,228,478	14,905	4.85%
Loans held-for-investment	6,746,745	72,592	4.30%	5,844,166	70,646	4.84%
Securities classified as available-for-sale or trading	786,275	8,571	4.36%	629,444	8,097	5.15%
Interest-earning deposits and other	691,585	412	0.24%	1,570,231	968	0.25%
Total interest-earning assets	12,640,668	122,891	3.89%	11,473,046	111,180	3.88%
Other assets	1,566,508			1,665,367
Total assets	$14,207,176			$13,138,413
Interest-Bearing Liabilities:
Demand deposits	$346,542	$221	0.26%	$398,360	$385	0.39%
Savings deposits	1,610,197	3,305	0.83%	1,075,253	2,394	0.90%
Money market deposits	486,907	649	0.54%	555,983	1,074	0.78%
Certificates of deposit	3,084,884	10,330	1.35%	3,185,614	15,135	1.93%
Total retail deposits	5,528,530	14,505	1.06%	5,215,210	18,988	1.48%
Demand deposits	98,724	121	0.49%	77,747	104	0.54%
Savings deposits	270,601	386	0.57%	357,122	572	0.65%
Certificates of deposit	392,656	647	0.66%	251,646	428	0.69%
Total government deposits	761,981	1,154	0.61%	686,515	1,104	0.65%
Wholesale deposits	357,532	3,327	3.74%	841,073	6,929	3.34%
Total Deposits	6,648,043	18,986	1.15%	6,742,798	27,021	1.63%
FHLB advances	4,097,630	27,394	2.69%	3,469,055	29,980	3.50%
Other	248,585	1,778	2.88%	248,610	1,606	2.62%
Total interest-bearing liabilities	10,994,258	48,158	1.76%	10,460,463	58,607	2.27%
Other liabilities	2,076,300			1,432,721
Stockholders’ equity	1,136,618			1,245,229
Total liabilities and stockholders equity	$14,207,176			$13,138,413
Net interest-earning assets	$1,646,410			$1,012,583
Net interest income		$74,733			$52,573
Interest rate spread (1)			2.13%			1.61%
Net interest margin (2)			2.35%			1.81%
Ratio of average interest-earning assets to interest-bearing liabilities			115.0%			109.7%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

(3)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

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

	For the Three Months Ended March 31,
	2012 Versus 2011 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held-for-sale	$(2,334)	$7,882	$5,548
Loans repurchased with government guarantees	2,272	2,027	4,299
Loans held-for-investment
Consumer loans(1)	(6,368)	4,542	(1,826)
Commercial loans(1)	(2,627)	6,399	3,772
Total loans held-for-investment	(8,995)	10,941	1,946
Securities available-for-sale or trading	(1,545)	2,019	474
Interest-earning deposits and other	(6)	(550)	(556)
Total other interest-earning assets	$(10,608)	$22,319	$11,711
Interest-Bearing Liabilities:
Demand deposits	$(113)	$(51)	$(164)
Savings deposits	(296)	1,207	911
Money market deposits	(290)	(135)	(425)
Certificates of deposit	(4,320)	(485)	(4,805)
Total retail deposits	(5,019)	536	(4,483)
Demand deposits	(12)	29	17
Savings deposits	(46)	(140)	(186)
Certificates of deposit	(24)	243	219
Total government deposits	(82)	132	50
Wholesale deposits	437	(4,039)	(3,602)
Total deposits	(4,664)	(3,371)	(8,035)
FHLB advances	(8,094)	5,508	(2,586)
Other	172	—	172
Total interest-bearing liabilities	$(12,586)	$2,137	$(10,449)
Change in net interest income	$1,978	$20,182	$22,160

(1)
Consumer loans include residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. Commercial loans include commercial real estate, commercial and industrial, and commercial lease financing loans.

Provision for Loan Losses

The provisions reflect our estimates to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.

Three months. The provision for loan losses increased to $114.7 million for the three months ended March 31, 2012, up from $28.3 million for the quarter ended March 31, 2011. Loan loss provision expense for the recent quarter end included amounts resulting from refinements to existing loan loss models, as well as heightened loan modification activity. Net charge‑offs for three month period ended March 31, 2012 totaled $151.7 million as compared to $31.3 million in for the same period in 2011. As a percentage of the average loans held-for-investment, net charge‑offs for the three month period ended March 31, 2012 increased to 8.99 percent from 2.14 percent for the same period in 2011. The increase in net charge-offs was primarily driven by the write-

off of all specific valuation allowances to conform with the OCC's application of regulatory guidance as the Bank transitioned to Call Report requirements for March 31, 2012. The increase in the provision coupled with heightened levels of net charge-offs during the three months ended March 31, 2012, decreased the allowance for loan losses to $281.0 million at March 31, 2012 from $318.0 million at December 31, 2011.

Loan delinquencies include all loans that were delinquent for at least 30 days when a borrower fails to make a payment and or such payments is received after the first day of the month following the month of the missed payment. Total delinquent loans decreased to $533.4 million at March 31, 2012, of which $406.6 million were greater than 90 days delinquent, as compared to $633.5 million at December 31, 2011, of which $488.4 million were greater than 90 days delinquent. During the three months ended March 31, 2012, the decrease in delinquencies primarily resulted charge-offs of specific valuation allowances and successes in loan modification efforts. The overall delinquency rate on residential first mortgage loans decreased to 12.0 percent at March 31, 2012 from 12.9 percent at December 31, 2011. This decrease was driven largely by the residential first net charge offs in the quarter of $94.6 million. The overall delinquency rate on commercial real estate loans increased to 9.7 percent at March 31, 2012 from 9.6 percent at December 31, 2011, due to some adverse migration to nonaccrual status.

See the section captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
The following table sets forth the components of our non-interest income.

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Loan fees and charges	$29,973	$16,138
Deposit fees and charges	4,923	7,500
Loan administration	38,885	39,336
Net loss on trading securities	(5,971)	(74)
Loss on residual and transferors’ interest	(409)	(2,381)
Net gain on loan sales	204,853	50,184
Net loss on sales of mortgage servicing rights	(2,317)	(112)
Net gain on securities available-for-sale	310	—
Net gain (loss) on sale of assets	27	(1,036)
Total other-than-temporary impairment gain	3,872	—
Loss recognized in other comprehensive income before taxes	(5,047)	—
Net impairment losses recognized in earnings	(1,175)	—
Representation and warranty reserve – change in estimate	(60,538)	(20,427)
Other fees and charges	12,816	7,138
Total non-interest income	$221,377	$96,266

Total non-interest income was $221.4 million during the three months ended March 31, 2012, which was a $125.1 million increase from $96.3 million of non-interest income in the comparable 2011 period. The increase during the three months ended March 31, 2012, was primarily due to an increase in net gain on loan sales. Factors affecting the comparability of the primary components of non-interest income are discussed in the following paragraphs.

Loan fees and charges. Our lending operation and banking operation both earn loan origination fees and collect other charges in connection with originating residential first mortgages, commercial loans and other consumer loans. For the three month period ended March 31, 2012, we recorded loan fees and charges of $30.0 million, a increase of $13.9 million from the $16.1 million recorded for the comparable 2011 period. Commercial loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. We account for substantially all residential first mortgage originations as held‑for‑sale using the fair value method and no longer apply deferral of non‑refundable fees and costs to those loans.

Deposit fees and charges. Our banking operation collects deposit fees and other charges such as fees for non‑sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. Our total number of customer checking accounts decreased 19.5 percent from approximately 132,000 on March 31, 2011 to 106,000 as of March 31, 2012. The divestiture of the Georgia and Indiana banking centers in December 2011 included the sale of approximately 22,000 customer checking accounts and represented most of the decrease.

Three months. Total deposit fees and charges decreased 34.4 percent during the three month period ended March 31, 2012 to $4.9 million, compared to $7.5 million during the comparable 2011 period. Our non‑sufficient funds fees decreased to $3.3 million during the three month period ended March 31, 2012 from $4.6 million during the comparable 2011 period. The primary reason for the decrease in deposit fees and charges was the divestiture of the Georgia and Indiana banking centers in December 2011. Georgia and Indiana combined provided $1.8 million of the deposit fees and charges in the first three months of 2011. The Federal Reserve final ruling regarding interchange fees had a negative impact on debit card fee income beginning October 1, 2011, with the average fee per transaction dropping from 50 cents in the first quarter of 2011 to 23 cents in the first quarter 2012.

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
The following table summarizes net loan administration income (loss).

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Servicing income on other consumer mortgage servicing:
Servicing fees, ancillary income and charges	$173	$34
Servicing income on residential first mortgage servicing:
Servicing fees, ancillary income and charges	$48,326	$43,586
Fair value adjustments	(6,927)	4,123
Gain on hedging activity	(2,687)	(8,407)
Total net loan administration income	38,712	39,302
Total loan administration income	$38,885	$39,336

(1)
Loan administration income does not reflect the impact of mortgage-backed securities deployed as economic hedges of MSR assets. These positions, recorded as securities - trading, provided $6.0 million in losses in the three months ended March 31, 2012, compared to $0.1 million in losses for the comparable 2011 period. These positions, which are on the balance sheet, also contributed $1.4 million in interest income for the three months ended March 31, 2012, as compared to $0.2 million during the corresponding period of 2011.

Three months. The loan administration income decrease was primarily due to unfavorable fair value adjustments to our mortgage servicing rights ("MSRs"), offset by increases in servicing fees, ancillary income, and charges on our residential first mortgage servicing from an increase in the average balance in the portfolio of loans serviced for others during the three months ended March 31, 2012, compared to 2011. The total unpaid principal balance of loans serviced for others at March 31, 2012 was $68.2 billion compared to $59.6 billion at March 31, 2011.

The loan administration income of $38.9 million for the three months ended March 31, 2012, does not include $6.0 million of losses in securities that were held as economic hedges of our MSR asset during the three months ended March 31, 2012. These losses are required to be recorded separately as losses on trading securities within our Consolidated Statements of Operations.

At March 31, 2012, we had no consumer loans serviced for others (due to the transfer of such servicing pursuant to the applicable servicing agreements).

Loss on trading securities. Securities classified as trading are comprised of U.S. Treasury bonds and agency securities. U.S. Treasury bonds held in trading are distinguished from available‑for‑sale based upon the intent of management to use them as an economic hedge against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge as defined in current accounting guidance for derivatives and hedges.

Three months. For U.S. Treasury bonds held, we recorded a loss of $6.0 million for the three month period ended March 31, 2012, all of which was related to an unrealized loss on U.S. Treasury bonds held at March 31, 2012. For the same period in 2011, we recorded a loss of $0.1 million for the three month period ended March 31, 2011, all of which was related to an unrealized loss on U.S. Treasury bonds held at March 31, 2011.

Loss on transferor interests. Losses on transferor's interest are a result of a reduction in the estimated fair value of our beneficial interests resulting from private securitizations. The loss during the three months ended March 31, 2012 are primarily due to continued increases in expected credit losses on the assets underlying the securitizations. We have not engaged in any private-label securitization activity since 2007.

Three months. We recognized a loss of $0.4 million for the three month period ended March 31, 2012, all of which was related to a reduction in the transferor's interest related to our HELOC securitizations. We recognized a loss of $2.4 million for the three month period ended March 31, 2011, all of which was related to the reduction in the transferor's interest related to our HELOC securitizations. At March 31, 2012, our expected liability was $0.5 million, compared to $2.5 million at March 31, 2011.

Net gain on loan sales. Our home lending operation records the transaction fee income it generates from the origination, securitization and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans originated for sale and the fair value of these loans, net of related selling expenses. Net gain on loan sales is increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments, increases to the representation and warranty reserve (formerly known as secondary market reserve) related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Historically, pricing competition on mortgage loans is lower in periods of low or decreasing interest rates, due to higher consumer demand as usually evidenced by higher loan origination levels, resulting in higher spreads on origination. Conversely, pricing competition increases when interest rates rise, which generally reduce consumer demand, thus decreasing spreads on origination and compressing gain on sale. During 2011 and into 2012, the net gain was also affected by increasing spreads available from securities sold that are guaranteed by Fannie Mae and Freddie Mac and by a combination of a significant decline in residential mortgage lenders and a significant shift in loan demand for Fannie Mae and Freddie Mac conforming residential mortgage loans and FHA insured loans, which have provided more favorable loan pricing opportunities for conventional residential mortgage products.
The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period.

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Net gain on loan sales	$204,853	$50,185
Loans sold or securitized	$10,829,798	$5,829,508
Net margin on loan sales	1.89%	0.86%

Three months. Net gain on loan sales increased for the three months ended March 31, 2012, compared to the same period in 2011, was a result of increased residential first mortgage originations and continued strong margins on sales of the originations, as well as a reduction in overall hedging costs. The three month period ended March 31, 2012, included the mortgage rate-lock commitments on residential first mortgages of $5.3 billion, compared to $2.3 billion in the comparable 2011 period, and the sale of $10.8 billion in loans for three month period ended March 31, 2012, compared to $5.8 billion sold in the comparable 2011 period. Management believes the increase in the mortgage rate-lock commitments during the three months ended March 31, 2012, reflected the lower rate environment following an August 2011 announcement by the Federal Reserve stating an intention to maintain a low-interest rate environment until at least 2013. Following such announcement, the Company experienced a sudden and sustained increase in mortgage rate-lock commitments and a concurrent increase in overall pricing.

     Our calculation of net gain on loan sales reflects adoption of fair value accounting for the majority of mortgage loans held-for-sale beginning January 1, 2009. The change of method was made on a prospective basis; therefore, only mortgage loans held-for-sale that were originated after 2009 have been affected. In addition, we also had changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held-for-investment and provisions to representation and warranty reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to a gain of $41.1 million for the three months ended March 31, 2012, compared to a loss of $41.0 million for the three months ended March 31, 2011, respectively. Lower of cost or market adjustments amounted to $0.1 million and less than $0.1 million for three months ended

March 31, 2012 and 2011, respectively. Provisions to our representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases amounted to $5.1 million and $2.3 million, for three months ended March 31, 2012 and 2011, respectively. Also included in net gain on loan sales is the initial capitalized value of our MSRs, which totaled $111.5 million and $50.7 million for the three months ended March 31, 2012 and 2011, respectively.

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

Three months. For the three month period ended March 31, 2012, we recorded a loss on sales of MSRs of $2.3 million, compared to a $0.1 million loss recorded for the same period in 2011. During the three month period ended March 31, 2012, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $2.4 billion and on a servicing released basis (i.e., sold together with the sale of the underlying loans) totaling $0.1 billion. During the same period in 2011, we had no sales of servicing rights on a bulk basis and $0.4 billion on a servicing released basis (i.e., sold together with the sale of the underlying loans).

    Net gain on securities available-for-sale. Securities classified as available-for-sale are comprised of U.S. government sponsored agency mortgage-backed securities and collateralized mortgage obligations (“CMOs”).

Gains on the sale of U.S. government sponsored agency mortgage‑backed securities available-for-sale that are recently created with underlying mortgage products originated by the Bank, are reported within net gain on loan sales. Securities in U.S. government sponsored agency mortgage-backed securities available-for-sale typically have remained in the portfolio less than 90 days before sale. Gain on sales for all other available-for-sale securities types are reported in net gain on sale on sale of available-for-sale securities.

Three months. During the three months ended March 31, 2012 and 2011, there were no sales of U.S. government sponsored agency mortgage‑backed securities with underlying mortgage products originated by the Bank. During the three month periods ended March 31, 2012 we sold $22.9 million in purchased CMOs, which included a gain on sale of $0.3 million. During the three months ended March 31, 2011, there were no sales of U.S. government sponsored agency mortgage‑backed securities and non-U.S. government sponsored agency mortgage‑backed securities available-for-sale, respectively.

         Net impairment loss recognized through earnings. We recognize other-than-temporary impairments ("OTTI") related to credit losses through operations with any remainder recognized through other comprehensive income (loss) and a cumulative adjustment increasing retained earnings and other comprehensive loss by the non‑credit portion of other‑than‑temporary impairment. For the three months ended March 31, 2012, there were $1.2 million of credit losses recognized with respect to the CMOs, as the result of forecasted continued depreciation in home values which serve as collateral for these securities. At March 31, 2012, the cumulative amount of OTTI expense incurred due to credit losses on the CMOs totaled $54.0 million. In the three months ended March 31, 2011, there was no additional OTTI due to credit losses on investments with existing OTTI credit losses. All OTTI due to credit losses were recognized as expense in current operations. For further information on impairment losses, see Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

         Representation and warranty reserve - change in estimate. We maintain a representation and warranty reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The representation and warranty reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments due to our change in estimate of expected losses from probable repurchase obligations related to loans sold in prior periods.

Three months. During the three month period ended March 31, 2012, we recorded an expense of $60.5 million for the increase in our representation and warranty reserve due to our change in estimate of expected losses from probable repurchase obligations related to loans sold in prior periods, which increased from the $20.4 million recorded in the comparable 2011 period. The $40.1 million increase from the three month period ended March 30, 2011, is consistent with recent industry trends, as the GSEs continue to be more aggressive in the number of pre-2009 loans files being reviewed and their interpretation of their rights under the related representations and warranties.

During late 2011 and throughout the first quarter of 2012, we continued to see an increase in demand request activity from mortgage investors. As a result of the increased demand request activity and communications with mortgage investors, we refined as part of our quarterly review of accounting estimates the representation and warranty reserve methodology to more effectively incorporate the most recent observable data and trends. This is consistent with the improved risk segmentation and qualitative analysis and modeling performed for other similar reserve estimates, and consistent with expectations of the Bank's primary regulator and the continuing evaluation of the performance dynamics within the mortgage industry. Our enhanced first quarter 2012 methodology and related model refines previous estimates by adding granularity to the model by segmenting the sold portfolio by vintage years and investor to assign assumptions specific to each segment. Key assumptions in the model include investor audits, demand requests, appeal loss rates, loss severity, and recoveries.
Other fees and charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries Flagstar Reinsurance Company (“FRC”), Douglas Insurance Agency, Inc. and Paperless Office Solutions, Inc.
Three months. During the three months ended March 31, 2012, we recorded $2.3 million in dividends on an average outstanding balance of FHLB stock of $301.7 million, as compared to $2.2 million in dividends on an average balance of FHLB stock outstanding of $337.2 million for the comparable period in 2011.
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
NON-INTEREST EXPENSE

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Compensation and benefits	$66,171	$55,741
Commissions	15,788	7,570
Occupancy and equipment	16,950	16,618
Asset resolution	36,770	38,109
Federal insurance premiums	12,324	8,725
Other taxes	962	866
Warrant income (expense)	2,549	(827)
General and administrative	37,751	20,431
Total	189,265	147,233
Less: capitalized direct costs of loan closings	(519)	(3)
Total, net	$188,746	$147,230
Efficiency ratio (1)	63.7%	98.8%
Efficiency ratio (credit-adjusted) (2)	42.6%	64.5%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.

(2)	Based on efficiency ratios as calculated, less representation and warranty reserve - change in estimate and asset resolution expense, see “Use of Non-GAAP Financial Measures."

The 28.2 percent increase in non-interest expense during the three months ended March 31, 2012 compared to the same period in 2011, was primarily due to an increase in compensation and benefits, commissions and general and administrative expenses (primarily litigation settlement expense and consulting fees), partially offset by a decrease in asset resolution expense, warrant expense, and loss on extinguishment of debt.

Compensation and benefits. The $10.4 million increase in gross compensation and benefits expense for the three months ended March 31, 2012 compared to the same period in 2011, is primarily attributable to a $2.8 million increase in compensation payable to our salaried employees and a $3.1 million increase in incentive compensation accruals.

Commissions. Commission expense, which is a variable cost associated with loan originations, totaled $15.8 million, equal to 14 basis points (0.14 percent) of total loan originations during the three months ended March 31, 2012, as compared to $7.6 million, equal to 16 basis points (0.16 percent) of total loan originations in the comparable 2011 period. The increase in commissions was primarily due to the increase in loan originations for the three months ended March 31, 2012. Loan originations increased to $11.4 billion for the three months ended March 30, 2012 from $4.9 billion for the comparable period in 2011.

Asset resolution. Asset resolution expenses consist of foreclosure and other disposition and carrying costs, loss provisions, and gains and losses on the sale of real estate owned properties that we have obtained through foreclosure or other proceedings. On June 30, 2011, we implemented a reclassification in the financial reporting application of amounts due from FHA relating to the servicing of delinquent FHA loans to recognize the accrued credit from FHA as interest income. Previously, income from FHA was applied as an offset to non-interest expense (i.e. asset resolution expense) relating to the servicing of delinquent FHA loans, and recorded on a net basis as asset resolution expense. The impact of the reclassification on the three months ended March 31, 2011, was an increase in net interest income of $12.8 million and a corresponding increase to asset resolution expense. The discussion immediately below relates to the changes in asset resolution expense on a post-reclassification basis for the three months ended March 31, 2012 and 2011.

For the three months ended March 31, 2012, asset resolution expenses decreased compared to the same period in 2011, primarily due to a $4.6 million reduction in provision for real estate owned loss which decreased from $18.5 million during the three months ended March 31, 2011 to $10.7 million during the three months ended March 31, 2012, net of any gain on real estate owned and recovery of related debt which totaled $3.2 million during the three months ended March 31, 2012. The $4.6 million decrease in provision for real estate owned loss, net of any gain on real estate owned and recovery of related debt, was partially offset by an increase of $3.2 million in foreclosure and additional repurchase expenses which totaled $25.5 million for the three months ended March 31, 2012, compared to $22.3 million for the three months ended March 31, 2011.

Federal insurance premiums. Our FDIC insurance expense increased for the three months ended March 31, 2012, as compared to the same period in 2011, largely due to an increase in our assessment base due to a change in how the assessment base used for calculating deposit insurance is now determined as required by the Dodd-Frank Act. After March 31, 2011, our assessment base for deposit insurance was calculated based on our average consolidated total assets less average tangible equity during the assessment period, as opposed to our average reported deposits. During the three months ended March 31, 2012, federal insurance premiums totaled $12.3 million, an increase of $3.6 million, compared to $8.7 million for the three months ended March 31, 2011.

Warrant expense (income). Warrant expense increased to $2.5 million for the three months ended March 31, 2012, compared to income of $(0.8) million for the three months ended March 31, 2011. The increase in warrant expense for the three months ended March 31, 2012, was primarily due to the increase in the market price of our common stock since December 31, 2011. At March 31, 2012, total warrants were 6.9 million shares with a fair value of $4.9 million, compared to a fair value of $2.4 million at December 31, 2011.

General and administrative. General and administrative expense increased $16.9 million during the three months ended March 31, 2012 from the three months ended March 31, 2011. The increase was primarily due to a $12.2 million increase in our outside consulting, audit and legal expenses which increased from $4.6 million for the three months ended March 31, 2011 to $16.8 million for the three months ended March 31, 2012. In addition, our loan documentation expenses increased $3.5 million during the three months ended March 31, 2012 from the three months ended March 31, 2011. Residential loan expenses increased to $3.7 million for the three months ended March 31, 2012, compared to $2.3 million for the three months ended March 31, 2011.

Provision (Benefit) for Federal Income Taxes

For the three months ended March 31, 2012 and 2011, our provision (benefit) for federal income taxes as a percentage of pretax loss was zero percent and 1.0 percent, respectively. For each year, the provision (benefit) for federal income taxes varies from statutory rates primarily because of an addition to our valuation allowance for net deferred tax assets.

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

We recorded a $379.3 million and $383.8 million valuation allowance against deferred tax assets as of March 31, 2012 and December 31, 2011, respectively. See Note 18 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
Analysis of Items on Statements of Financial Condition
Assets

Interest-earning deposits. Interest-earning deposits, on which we earn a minimal interest rate (25 basis points), increased $29.7 million compared to December 31, 2011, was primarily due on-going strategic initiatives to increase lending. Our interest-earning deposits allow the flexibility to fund our on-going initiatives to increase commercial lending, as well as other mortgage related initiatives.

Securities classified as trading. Securities classified as trading are comprised of AAA rated, U.S. Treasury bonds. Changes to the fair value of trading securities are recorded in the Consolidated Statements of Operations. At March 31, 2012 there were $307.4 million securities classified as trading, compared to $313.4 million at December 31, 2011. U.S. Treasury bonds held in trading are distinguished from those classified as available‑for‑sale based upon the intent of management to use them as an offset against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Securities classified as available-for-sale. Securities classified as available‑for‑sale, which are comprised of U.S. government sponsored agency mortgage‑backed securities and CMOs, decreased from $481.4 million at December 31, 2011, to $448.1 million at March 31, 2012. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Loans held-for-sale. A majority of our mortgage loans produced are sold into the secondary market on a whole loan basis or by securitizing the loans into mortgage‑backed securities. At March 31, 2012, we held loans held-for-sale of $2.5 billion, which was a increase of $692.0 million from $1.8 billion held at December 31, 2011. Loan origination is typically inversely related to the level of long‑term interest rates. As long‑term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long‑term rates, loan originations tend to decrease. The increase in the balance of loans held-for-sale was principally attributable to the timing of loan sales. For further information on loans held-for-sale, see Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Loans repurchased with government guarantees. Pursuant to Ginnie Mae servicing guidelines, we have the unilateral option to repurchase certain delinquent loans securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, we must treat the loans as having been repurchased and recognize the loans on the Consolidated Statements of Financial Condition and also recognize a corresponding deemed liability for a similar amount. If the loans are actually repurchased, we eliminate the corresponding liability. At March 31, 2012, the amount of such loans actually repurchased totaled $2.0 billion and were classified as loans repurchased with government guarantees, and those loans which we have not yet repurchased but had the unilateral right to repurchase totaled $86.5 million and were classified as loans held-for-sale.

At December 31, 2011, the amount of such loans actually repurchased totaled $1.9 billion and were classified as loans repurchased with government guarantees, and those loans which we have not yet repurchased but had the unilateral right to repurchase totaled $117.2 million and were classified as loans held-for-sale. The loans repurchased with government guarantees remained relatively stable from December 31, 2011 to March 31, 2012.

Substantially all of these loans continue to be insured or guaranteed by the FHA and management believes that the reimbursement process is proceeding appropriately. On average, claims have historically been filed and paid within approximately 18 months from the date of the initial delinquency, however, increasing volumes throughout the country, as well as changes in the foreclosure process in states throughout the country and other forms of government intervention may result in changes to the historical norm. These repurchased loans earn interest at a statutory rate, which varies for each loan, but is based on the 10-year U.S. Treasury note rate at the time the loan becomes 90 days delinquent. This interest is recorded as interest income and the related claims settlement expenses are recorded in asset resolution expense on the Consolidated Statements of Operations. For further information on loans repurchased with government guarantees, see Note 6 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Loans held-for-investment. Our largest category of earning assets consists of loans held-for-investment. Loans held-for-investment consist of residential first mortgage loans that are not held for resale (usually shorter duration and adjustable rate loans and second mortgages), warehouse loans to other mortgage lenders, HELOC, other consumer loans, commercial real estate loans, commercial and industrial loans, and commercial lease financing loans. Loans held-for-investment decreased from $7.0 billion at December 31, 2011, to $6.7 billion at March 31, 2012, primarily due to residential first mortgage loans declining 11.9 percent to $3.3 billion at March 31, 2012, compared to December 31, 2011. Commercial and industrial loans increased $215.6 million to $544.5 million at March 31, 2012 from $328.9 million at December 30, 2011. Commercial lease financing increased to $144.3 million at March 31, 2012, compared to $114.5 million at December 31, 2011. For information relating to the concentration of credit of our loans held for investment, see Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement and Supplementary Data, herein.

Quality of Earning Assets

The following table sets forth certain information about our non-performing assets as of the end of each of the last five quarters.

NON-PERFORMING LOANS AND ASSETS

	For the Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(Dollars in thousands)
Non-performing loans (1)	$406,583	$488,367	$444,887	$403,381	$368,152
Real estate and other non-performing assets, net (1)	108,686	114,715	113,365	110,050	178,774
Non-performing assets held-for-investment, net	515,269	603,082	558,252	513,431	546,926
Non-performing loans held-for-sale	2,842	4,573	3,331	5,341	6,598
Total non-performing assets including loans held-for-sale	$518,111	$607,655	$561,583	$518,772	$553,524
Ratio of non-performing assets to total assets	3.67%	4.43%	4.09%	4.10%	4.26%
Ratio of non-performing loans held for investment to loans held-for-investment (1)	6.11%	6.94%	6.52%	6.75%	6.39%
Ratio of allowance to non-performing loans held-for-investment	69.1%	65.1%	63.4%	67.9%	73.6%
Ratio of allowance to loans held-for-investment	4.22%	4.52%	4.13%	4.59%	4.70%
Ratio of net charge-offs to average loans held-for- investment	2.25%	0.40%	0.46%	0.79%	0.54%

(1)
During the second quarter of 2011, approximately $30 million was reclassified from real estate and other non-performing assets to non-performing loans. This was related to the classifications described in Note 6 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement and Supplemental Data, herein. Excluding this reclassification, the ratio of non-performing loans held for investment to total loans held-for-investment would have been 6.28 percent at June 30, 2011.

The following table provides the activity for non-performing commercial assets, which includes commercial real estate and commercial and industrial loans.

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(Dollars in thousands)
Beginning balance	$145,006	$253,934
Additions	65,777	27,894
Returned to performing	(11,168)	(14,973)
Principal payments	(1,864)	(1,845)
Sales	(13,083)	(4,243)
Charge-offs, net of recoveries	(44,617)	(18,608)
Valuation write-downs	(5,630)	(2,153)
Ending balance	$134,421	$240,006

Delinquent loans held-for-investment

Loans are considered to be delinquent when any payment of principal or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule or modification with a delinquent borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligations. We customarily mail several notices of past due payments to the borrower within 30 days after the due date and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after a 30‑day delinquency. In certain cases, we recommend that the borrower seek credit‑counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a loan delinquency within a reasonable period of time. We cease the accrual of interest on loans that we classify as “non‑performing” because they are more than 90 days delinquent or earlier when concerns exist as to the ultimate collection of principal or interest. Such interest is recognized as income only when it is actually collected.

At March 31, 2012, we had $533.4 million of loans held-for-investment that were determined to be delinquent. Of those delinquent loans, $406.6 million of loans were non‑performing held-for-investment, of which $308.5 million, or 75.9 percent, were single-family residential mortgage loans. At December 31, 2011, we had $633.5 million of loans held-for-investment that were determined to be delinquent. Of those delinquent loans, $488.4 million of loans were non‑performing held-for-investment, of which $378.8 million, or 77.6 percent, were single-family residential mortgage loans. At March 31, 2012, non-performing loans held-for-sale totaled $2.8 million, compared to $4.6 million at December 31, 2011. The $1.8 million decrease from December 31, 2011 to March 31, 2012 in non-performing loans held-for-sale, was primarily due to the sale of non-performing residential first mortgage loans at a sale price which approximated carrying value.

Residential first mortgage loans. As of March 31, 2012, non‑performing residential first mortgages decreased to $302.1 million, a decrease of $69.7 million from $371.8 million at December 31, 2011. This decrease resulted from the charge-down of all specific valuations allowances to conform with the OCC's application of regulatory guidance as the Bank transitioned to Call Report requirements in the first quarter 2012. Although our portfolio is diversified throughout the United States, the largest concentrations of loans are in California, Florida and Michigan. Each of those real estate markets has experienced steep declines in real estate values beginning in 2007 and continuing through 2012. Net charge‑offs within the residential first mortgage portfolio totaled $94.6 million for the three months ended March 31, 2012, compared to $2.1 million for the same period in 2011. As discussed above, the increase in net charge-offs was largely driven by the elimination of specific valuation allowances.

Commercial real estate loans. The commercial real estate portfolio experienced some deterioration in credit beginning in mid‑2007 primarily in the commercial land residential development loans. Credit deterioration in this segment has slowed in 2011 and into 2012. Non‑performing commercial real estate loans have as a percent of the portfolio remained stable at 8.0 percent at March 31, 2012 and December 31, 2011. Net charge‑offs within the commercial real estate portfolio totaled $43.0 million for the three months ended March 31, 2012, which was an increase from $18.6 million for the same period in 2011.

Troubled Debt Restructurings

Troubled debt restructures (“TDRs”) are modified loans in which a concession not otherwise available is provided to a borrower experiencing financial difficulties. Our ongoing loan modification efforts to assist homeowners and other borrowers continued to increase our overall level of TDRs. Non-performing TDRs were 39.1 percent and 40.3 percent of total non-performing loans at March 31, 2012 and December 31, 2011, respectively.

TDRs can be classified as either performing or non-performing. Non-performing TDRs are included in non-accrual loans and performing TDRs are excluded from non-accrual loans because it is probable that all contractual principal and interest due under the restructured terms will be collected. At March 31, 2012, TDRs included in non-performing loans were $159.1 million compared to $196.6 million as of December 31, 2011. Within consumer non-performing loans, residential first mortgage TDRs were 45.3 percent of residential first mortgage non-performing loans at March 31, 2012, compared to 44.4 percent at December 31, 2011. The level of modifications that were determined to be TDRs in these portfolios is expected to result in elevated non-performing loan levels for longer periods, because TDRs remain in non-performing status until a borrower has made at least six consecutive months of payments under the modified terms, or ultimate resolution occurs. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments.

	TDRs
	Performing	Non-performing	Total
	(Dollars in thousands)
March 31,2012
Consumer loans (1)	$528,537	$141,769	$670,306
Commercial loans (2)	8,700	17,360	26,060
Total TDRs	$537,237	$159,129	$696,366
December 31, 2011
Consumer loans (1)	$499,438	$167,076	$666,514
Commercial loans (2)	17,737	29,509	47,246
Total TDRs	$517,175	$196,585	$713,760

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $84.5 million and $85.2 million at March 31, 2012 and December 31, 2011, respectively.

(2)
Commercial loans include: commercial real estate, commercial and industrial and commercial lease financing loans. The allowance for loan losses on commercial TDR loans totaled $2.2 million and $32.2 million at March 31, 2012 and December 31, 2011, respectively.

Total TDRs decreased at March 31, 2012 from December 31, 2011, of this total, non-performing TDRs totaled $159.1 million, which represents approximately 39.1 percent of total non-performing loans. TDRs that have returned to performing (accrual) status are excluded from non-performing loans. These loans have demonstrated a period of at least six months of consecutive performance under the modified terms. Performing TDRs increased $20.0 million, at March 31, 2012 to $537.2 million, compared to $517.2 million at December 31, 2011.

The following table sets forth information regarding delinquent loans at the dates listed. At March 31, 2012, 74.4 percent of all delinquent loans were loans in which we had a first lien position on residential real estate, compared to 76.6 percent at December 31, 2011.
DELINQUENT LOANS HELD-FOR-INVESTMENT

Days Delinquent	March 31, 2012	December 31, 2011
	(Dollars in thousands)
30 – 59 days
Consumer loans:
Residential first mortgage	$58,827	$74,934
Second mortgage	2,044	1,887
HELOC	6,258	5,342
Other	590	1,507
Commercial loans:
Commercial real estate	10,952	7,453
Commercial and industrial	181	11
Total 30- 59 days delinquent	78,852	91,134
60 – 89 days
Consumer loans:
Residential first mortgage	35,515	37,493
Second mortgage	1,824	1,527
HELOC	1,487	2,111
Other	307	471
Commercial loans:
Commercial real estate	8,787	12,323
Commercial and industrial	15	62
Total 60- 89 days delinquent	47,935	53,987
Greater than 90 days
Consumer loans:
Residential first mortgage	302,461	372,514
Second mortgage	5,994	6,236
Warehouse lending	28	28
HELOC	5,315	7,973
Other	434	611
Commercial loans:
Commercial real estate	92,246	99,335
Commercial and industrial	105	1,670
Total greater than 90 days delinquent	406,583	488,367
Total delinquent loans	$533,370	$633,488

The following table sets forth information regarding non-performing loans (i.e., greater than 90 days delinquent loans) as to which we have ceased accruing interest.

NON-ACCRUAL LOANS HELD-FOR-INVESTMENT

	At March 31, 2012
	Investment Loan Portfolio	Non- Accrual Loans	As a % of Loan Specified Portfolio	As a % of Non- Accrual Loans
	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$3,304,889	$302,461	9.2%	74.4%
Second mortgage	132,463	5,994	4.5%	1.5%
Warehouse lending	1,104,205	28	—%	—%
HELOC	209,228	5,315	2.5%	1.3%
Other consumer	62,111	347	0.6%	0.1%
Total consumer loans	4,812,896	314,145	6.5%	77.3%
Commercial loans:
Commercial real estate	1,157,911	92,194	8.0%	22.7%
Commercial and industrial	544,481	103	—%	—%
Commercial lease financing	144,250	—	—%	—%
Total commercial loans	1,846,642	92,297	5.0%	22.7%
Total loans	6,659,538	$406,442	6.1%	100.0%
Less allowance for loan losses	(281,000)
Total loans held-for-investment, net	$6,378,538
The following table sets forth the non-performing loans (i.e., greater than 90 days delinquent loans) residential first mortgage loans by year of origination (i.e., vintage) and the total amount of unpaid principal balance loans outstanding at March 31, 2012.
RESIDENTIAL FIRST MORTGAGE LOANS HELD-FOR-INVESTMENT

At March 31, 2012
Vintage	Performing Loans	Non-Accrual Loans	Unpaid Principal Balance (1)
	(Dollars in thousands)
Pre-2003	$76,415	$5,834	$82,249
2003	196,968	11,359	208,327
2004	605,437	24,174	629,611
2005	655,355	33,423	688,778
2006	255,879	29,005	284,884
2007	955,356	122,157	1,077,513
2008	72,742	45,523	118,265
2009	47,397	17,646	65,043
2010	23,476	4,173	27,649
2011	60,760	7,470	68,230
2012	18,893	1,279	20,172
Total loans	$2,968,678	$302,043	3,270,721
Net deferred fees and other			33,672
Total residential first mortgage loans			$3,304,393

(1)	Unpaid principal balance does not include net deferred fees, premiums or discounts, and other.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses in our loans held-for-investment portfolio as of the date of the Consolidated Financial Statements. The allowance provides for probable losses that have been identified with specific customer relationships, individually evaluated, and for probable losses believed to be inherent in the loan portfolio but that have not been specifically identified, collectively evaluated.

As part of the our ongoing risk assessment process which remains focused on the impacts of the current economic environment and the related borrower repayment behavior on our credit performance, management continues to back test and validate the results of quantitative and qualitative modeling of the risk in loans held-for-investment portfolio in efforts to utilize the best quality information available. This process is consistent with the expectations of the Bank's primary regulatory and a continuing evaluation of the performance dynamics within the mortgage industry. As a result of an analysis completed during the first quarter of 2012, we determined it was necessary to make refinements to our allowance for loan loss methodology and related model. Such refinements included improved risk segmentation and quantitative analysis and modeling, and enhancements and alignment of the qualitative risk factors.
Accounting standards require a reserve to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs.

Nonperforming commercial and commercial real estate loans are considered to be impaired and typically have an allowance allocated based on the underlying collateral's appraised value, less management's estimates of costs to sell. In estimating the fair value of collateral, we utilize outside fee‑based appraisers to evaluate various factors such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans. Appraisals are updated at least annually but may be obtained more frequently if changes to the property or market conditions warrant.
Impaired residential loans include loan modifications considered to be TDRs and certain nonperforming loans that have been charged-down to collateral value. Fair value of nonperforming residential mortgage loans, including redefaulted TDRs and certain other severely delinquent loans, is based on the underlying collateral's value obtained through appraisals or broker's price opinions, updated at least semi-annually, less management's estimates of cost to sell. The allowance allocated to TDRs performing under the terms of their modification is typically based on the present value of the expected future cash flows discounted at the loan's effective interest rate, either on a loan level or pooled basis, as these loans are not considered to be collateral dependent.

For those loans not individually evaluated for impairment, management sub-divided the commercial and consumer loans into homogeneous portfolios.

The commercial loan portfolio is segmented into commercial “legacy” loans (loans originated prior to January 1, 2011) and commercial “new” loans (loans originated on or after January 1, 2011) while still retaining the segmentation by product type. Due to the changes in our strategy and to changes in underwriting and origination practices and controls related to that strategy, management determined the refinement was added to better reflect the dynamics in the two portfolios. The loss rates attributed to the “legacy” portfolio is based on historical losses of this segment. Due to the lack of seasoning in the “new” portfolio, we were previously utilizing loss data from a third party (adjusting for our qualitative factors) as a proxy for estimating an allowance on its “new” portfolio. As a refinement in the first quarter of 2012, we identified a population of commercial banks with similar size balance sheets (and loan portfolios) to serve as a peer group. We now uses this peer group's publicly available historical loss data (adjusted for our qualitative factors) as a new proxy for their loss rates.
Historically, we segmented the population of consumer loans by product type and by delinquency status for purposes of determining an appropriate allowance for loan loss. Management performed a thorough analysis of its largest product type, residential mortgage loans, and its risk segmentation in connection with its models ability to predict losses inherent in the portfolio, and determined it would segment the portfolio by LTV rather than delinquency status. This is consistent with a shift in the mortgage market as to the relevance of various indicators. The portion of the allowance allocated to other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios are qualitatively adjusted for certain delinquency statistics, loss severity trends, economic and regulatory considerations, etc.

As the process for determining the adequacy of the allowance requires subjective and complex judgment by management about the effect of matters that are inherently uncertain, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. In estimating the amount of credit losses inherent in our loan portfolio various assumptions are made. For example, when assessing the condition of the overall economic environment assumptions are made regarding current economic trends and their impact on the loan portfolio. If the anticipated recovery is not as strong or timely as management's expectations, it may affect the estimate of the allowance for loan losses. For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly from the net proceeds received when the collateral is sold.

Determination of the probable losses inherent in the loan portfolio, which is not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment. In addition, the OCC, as part of its supervisory function, periodically reviews our allowance for loan losses. The OCC may require us to increase our provision for loan losses or to recognize further losses, based on its judgment, which may be different from that of our management. The results of such reviews could have a material effect on the Bank's loan classifications and allowances.

The allowance for loan losses was $281.0 million and $318.0 million at March 31, 2012 and December 31, 2011, respectively. The allowance for loan losses as a percentage of non‑performing loans increased to 69.1 percent at March 31, 2012 from 65.1 percent at December 31, 2011, which was driven by lower non-performing loan balances. In addition, a mix of the loans held-for-investment portfolio changed to reflect a higher percentage of newly originated loans with better credit characteristics. The allowance for loan losses as a percentage of investment loans decreased to 4.22 percent as of March 31, 2012 from 4.52 percent as of December 31, 2011.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.

ALLOWANCE FOR LOAN LOSSES

	At March 31, 2012
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Percentage to Total Allowance
	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$3,304,889	49.6%	$158,661	56.6%
Second mortgage	132,463	2.0%	19,067	6.8%
Warehouse lending	1,104,205	16.6%	1,824	0.6%
HELOC	209,228	3.1%	14,778	5.3%
Other	62,111	0.9%	2,593	0.9%
Total consumer loans	4,812,896	72.2%	196,923	70.2%
Commercial loans:
Commercial real estate	1,157,911	17.4%	71,470	25.4%
Commercial and industrial	544,481	8.2%	9,953	3.5%
Commercial lease financing	144,250	2.2%	2,654	0.9%
Total commercial loans	1,846,642	27.8%	84,077	29.8%
Total consumer and commercial loans	$6,659,538	100.0%	$281,000	100.0%

The allowance for loan losses is considered adequate based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment.

The following table sets forth information regarding non-performing loans (i.e., greater than 90 days delinquent loans).

Non-performing loans	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Loans secured by real estate
Consumer loans:
Home loans - secured by first lien	$302,087	$371,756
Home loans - secured by second lien	5,994	6,236
Home equity lines of credit	5,315	7,973
Construction - residential	374	758
Warehouse lending	28	28
Commercial loans:
Commercial real estate	92,246	99,335
Total non-performing loans secured by real estate	406,044	486,086
Consumer loans:
Other consumer	434	611
Commercial loans:
Commercial and industrial	105	1,670
Total non-performing loans held in portfolio	$406,583	$488,367

In response to increasing rates of delinquency and steeply declining market values, management implemented a program to modify the terms of existing loans in an effort to mitigate losses and keep borrowers in their homes. These modification programs began in the latter months of 2008 and increased substantially in 2009 and 2010. As of March 31, 2012, we had $696.4 million in restructured loans in the loans held-for-investment portfolio, of which $159.1 million were included in non-performing loans.

Allowance for Unfunded Lending Commitments

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments is included in other liabilities on the Consolidated Statements of Financial Condition. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on unfunded lending commitments increased by $0.3 million from December 31, 2011, to $8.5 million at March 31, 2012. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 4.2 percent of loans at March 31, 2012, compared to 4.6 percent at December 31, 2011.

The following table shows the activity in the allowance for credit losses (include both allowance for loan losses and the reserve for unfunded commitments) during the indicated periods.

ACTIVITY WITHIN THE ALLOWANCE FOR CREDIT LOSSES

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Allowance for Loan Losses:
Balance, beginning of period	$318,000	$274,000
Provision charged to operations	114,673	28,309
Charge-offs	(154,938)	(34,119)
Recoveries	3,265	2,810
Balance, end of period	$281,000	$271,000
Reserve for Unfunded Commitments:
Balance, beginning of period	$8,200	$3,750
Provision charged to operations	300	—
Charge-offs	—	—
Recoveries	—	—
Balance, end of period	$8,500	$3,750

Accrued interest receivable. Accrued interest receivable increased from December 31, 2011 to March 31, 2012, primarily due to our total earning assets increasing $0.4 billion to $12.3 billion at March 31, 2012, compared to $11.9 billion at December 31, 2011. During the three months ended March 31, 2012, $5.4 million of accrued interest on non-performing loans was charged off. We typically collect interest in the month following the month in which it is earned.

Repossessed assets. Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held-for-investment portfolio at the lower of cost or market value, less disposal costs. Management decides whether to rehabilitate the property or sell it “as is” and whether to list the property with a broker. The decrease in repossessed assets from December 31, 2011 to March 31, 2012, was primarily due to $29.2 million in disposals during the three months ended March 31, 2012.

Recently, increased attention has been placed in the mortgage banking industry's documentation and review associated with foreclosure processes. We believe our foreclosure processes follow established safeguards and industry-leading practices, including review and implementation changes as required by agency, state and local guidelines. We routinely review our policies and procedures to reconfirm the foreclosure process quality.

The following schedule provides the activity for repossessed assets during each of the past five quarters.

NET REPOSSESSED ASSET ACTIVITY

	Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(Dollars in thousands)
Beginning balance	$114,715	$113,365	$110,050	$146,372	$151,085
Additions	23,198	26,237	21,312	16,229	24,976
Disposals	(29,227)	(24,887)	(17,997)	(52,551)	(29,689)
Ending balance	$108,686	$114,715	$113,365	$110,050	$146,372

FHLB stock. At March 31, 2012, holdings of FHLB stock remained unchanged from $301.7 million at December 31, 2011. Once purchased, FHLB shares must be held for five years before they can be redeemed. As a member of the FHLB, we are required to hold shares of FHLB stock in an amount equal to at least 1.0 percent of aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0 percent of our FHLB advances, whichever is greater.

Premises and equipment. Premises and equipment, net of accumulated depreciation increased $2.7 million from $203.6 million at December 31, 2011 to $206.3 million at March 31, 2012.

Mortgage servicing rights. At March 31, 2012, MSRs included residential MSRs at fair value amounting to $596.8 million, compared to $510.5 million at December 31, 2011. During the three months ended March 31, 2012 and 2011, we recorded additions to our residential MSRs of $111.5 million and $50.7 million, respectively, due to loan sales or securitizations. Also, during the three months ended March 31, 2012, we reduced the amount of MSRs by $17.4 million related to bulk servicing sales, $26.8 million related to loans that paid off during the period, and an increase in the fair value of MSRs of $19.0 million resulting from the realization of expected cash flows and market driven changes, primarily as a result of increases in mortgage loan rates that led to an expected decrease in prepayment speeds. During the three months ended March 31, 2011, we reduced the amount of MSRs by $14.5 million related to loans that paid off during the period, offset by an increase of $18.6 million related to the realization of expected cash flows and market driven changes, primarily as a result of a decrease in interest rate lock commitments, a decrease in loan originations and a decline in margin. Consumer MSRs were eliminated during 2010 upon the transfer to a backup servicer pursuant to the applicable servicing agreements. See Note 10 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

The principal balance of the loans underlying our total MSRs was $68.2 billion at March 31, 2012, compared to $63.8 billion at December 31, 2011, with the increase primarily attributable to loan origination activity for 2012 partially offset by our bulk servicing sales of $2.4 billion in underlying loans.

Derivatives. During the third quarter 2011, we began to write and purchase interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated activity represented 100.0 percent of total interest rate swap contracts at March 31, 2012 and December 31, 2011. Customer-initiated trading derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts resulting in no net exposure to us, outside of counterparty performance. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. See Note 11 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

CUSTOMER-INITIATED DERIVATIVE FINANCIAL INSTRUMENTS

	Interest Rate Contracts (Notional Amount)
	For the Three Months Ended March 31,
	2012	2011
	( Dollars in thousands)
Beginning balance	$64,720	$—
Additions	4,553	—
Maturities/amortizations	(319)	—
Terminations	—	—
Ending balance	$68,954	$—

Liabilities

             Deposits. Our deposits are subdivided into four categories: retail banking, government banking, national accounts and company controlled deposits. Retail accounts increased $499.9 million, or 9.1 percent to $6.0 billion at March 31, 2012, from $5.5 billion at December 31, 2011. Saving and checking accounts totaled 40.1 percent of total deposits at March 31, 2012. In addition, at March 31, 2012, retail certificates of deposit totaled $3.1 billion, with an average balance of $41,700 and a weighted average cost of 1.3 percent while money market deposits totaled $467.8 million, with an average cost of 0.5 percent. Overall, retail deposits had an average cost of deposits of 1.0 percent at March 31, 2012 compared to 1.1 percent at December 31, 2011, reflecting increases in demand, savings, and money market account balances as we emphasized development of its core deposit base and reduced its emphasis on certificates of deposit.

We call on local governmental agencies as a primary source for deposit funding. Government banking deposits increased $69.3 million, or 9.8 percent, to $780.4 million at March 31, 2012, from $711.1 million at December 31, 2011. These balances fluctuate during the three months as the governmental agencies collect semi-annual assessments and make necessary disbursements over the following nine-months. These deposits had a weighted average cost of 0.57 percent and 0.61 percent at March 31, 2012 and December 31, 2011, respectively. These deposit accounts include $354.2 million of certificates of deposit with maturities typically less than one year and $405.4 million in checking and savings accounts at March 31, 2012.

Prior to 2010, our national accounts division garnered wholesale deposits through the use of investment banking firms. However, no new wholesale deposits were obtained in 2012. During the three months ended March 31, 2012 wholesale deposit accounts decreased by $39.0 million, or 10.1 percent, to $345.9 million at March 31, 2012, from $384.9 million at December 31, 2011. These deposits had a weighted average cost of 3.5 percent at March 31, 2012 and December 31, 2011.

              Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not currently bear interest. Company controlled deposits increased $379.0 million to $1.5 billion at March 31, 2012.

We participate in the Certificates of Deposit Account Registry Service (“CDARS”) program, through which certain customer certificates of deposit (“CD”) are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50.0 million. At March 31, 2012, $1.1 billion of total CDs were enrolled in the CDARS program, with $1.0 billion originating from public entities and $64.8 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $183.7 million from public entities and $912.3 million from retail customers at March 31, 2012.

The composition of our deposits were as follows.

	Deposit Portfolio
	March 31, 2012			December 31, 2011
	Balance	Month End Rate (1)	Percent Of Balance	Balance	Month End Rate (1)	Percent Of Balance
	(Dollars in thousands)
Demand accounts	$648,281	0.2%	7.5%	$566,817	0.2%	7.4%
Savings accounts	1,757,242	0.8%	20.4%	1,462,185	0.9%	19.0%
MMDA	467,750	0.5%	5.4%	491,708	0.6%	6.4%
Certificates of deposit (2)	3,119,582	1.3%	36.4%	2,972,258	1.4%	38.6%
Total retail deposits	5,992,855	1.0%	69.7%	5,492,968	1.1%	71.4%
Demand accounts	93,245	0.4%	1.1%	102,911	0.4%	1.3%
Savings accounts	312,109	0.6%	3.6%	205,663	0.6%	2.7%
Certificates of deposit	375,050	0.6%	4.4%	402,523	0.7%	5.3%
Total government deposits (3)	780,404	0.6%	9.1%	711,097	0.6%	9.3%
National accounts	345,901	3.5%	4.0%	384,910	3.5%	5.0%
Company controlled deposits (4)	1,479,993	—%	17.2%	1,101,013	—%	14.3%
Total deposits (5)	$8,599,153	0.9%	100.0%	$7,689,988	1.0%	100.0%

(1)    This rate reflects the average rate for the deposit portfolio at the end of the noted month.

(2)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.1 billion at both March 31, 2012 and December 31, 2011.
(3)     Government accounts include funds from municipalities and schools.

(4)
These accounts represent a portion of the investor custodial accounts and escrows controlled by the Company in connection with loans serviced for others and that have been placed on deposit with the Bank.

(5)	The aggregate amount of deposits with a balance over $250,000 was approximately $2.0 billion and $1.6 billion at March 31, 2012 and December 31, 2011, respectively.

FHLB advances. FHLB advances decreased $0.4 billion to $3.6 billion at March 31, 2012, from December 31, 2011. We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources such as repurchase agreements. During the three months ended March 31, 2012, we had an increase in funds available from other sources, including an increase of deposits, reducing short-term borrowings from FHLB.

Long‑term debt. As part of our overall capital strategy, we previously raised capital through the issuance of trust-preferred securities by our special purpose financing entities formed for the offerings. The trust preferred securities outstanding mature 30 years from issuance, are callable by us after five years, and pay interest quarterly. The majority of the net proceeds from these offerings has been contributed to us as additional paid in capital and subject to regulatory limitations, is includable as Tier 1 regulatory capital. Under these trust preferred arrangements, we have the right to defer dividend payments to the trust preferred security holders for up to five years. Based upon recently-enacted federal banking legislation, trust preferred securities may no longer be included as part of our Tier 1 capital for any amounts issued after May 19, 2010, and existing trust preferred securities may remain includable in Tier 1 capital only if our had total assets of $15.0 billion or less at December 31, 2010. On such date, we had assets below that amount, and its trust preferred securities therefore should remain includable in Tier 1 capital even if our assets subsequently increase above the $15.0 billion asset level.

On January 27, 2012, we provided notice to the U.S. Treasury exercising the contractual right to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with participation in the TARP Capital Purchase Program. Under the terms of the preferred stock, we may defer payments of dividends for up to six quarters in total without default or penalty. Concurrently, we also exercised contractual rights to defer interest payments with respect to trust preferred securities. Under the terms of the related indentures, we may defer interest payments for up to 20 consecutive quarters without default or penalty. We believe in prudent capital stewardship and will refrain from making further payments until the financial condition improves. These payments will be periodically evaluated and reinstated when appropriate, subject to provisions of the Bancorp Supervisory Agreement.

Accrued interest payable. Accrued interest payable increased at March 31, 2012 from December 31, 2011. this balance represent interest payments that are payable to depositors and other entities from which we borrowed funds. The balances fluctuate with the size of our interest‑bearing liability portfolio and the average cost of our interest-bearing liabilities. The increase during the three months ended March 31, 2012, was primarily a result of an increase in the balance of our interest-bearing liabilities of $0.5 billion, or 4.2 percent, from $11.9 billion at December 31, 2011 to $12.4 billion at March 31, 2012. During the three months ended March 31, 2012, the average overall rate on our deposits decreased 40 basis points to 1.2 percent, from 1.6 percent during the three months ended March 31, 2011. We also experienced an 80 basis point decrease in our cost of advances from the FHLB to an average rate of 2.7 percent during the three months ended March 31, 2012, from 3.5 percent during the same period in 2011, principally due to the restructuring of $1.0 billion in FHLB advances during 2011.

Representation and warranty reserve (formerly known as “secondary market reserve”). We sell most of the residential first mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers, about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. We maintain a representation and warranty reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The representation and warranty reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In addition, the OCC, as part of its supervisory function, periodically reviews our representation and warranty reserve. The OCC may require us to increase our representation and warranty reserve or to recognize further losses, based on its judgment, which may be different from that of our management. The results of such reviews could have an effect on our reserves. In each case these estimates are based on our most recent data regarding loan repurchases, and actual credit losses on repurchased loans, among other factors increases to the representation and warranty reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our representation and warranty reserve - change in estimate. The amount of the representation and warranty reserve was $142.0 million at March 31, 2012 and $120.0 million at December 31, 2011.

A significant factor in the estimate of expected losses is the activity of the GSEs. The majority of our loan sales have been to GSEs and are a significant source of our current repurchased demands. These demands are concentrated in the post-2006 origination years. While we have an established history of GSE demands, this pattern has recently changed and is impacting our loss estimates. In assessing this new demand, we are also evaluating its impact on our contractual obligations and past repurchase practices. These factors make it difficult to assess the ultimate exposure and the potential for future change in estimates.

For the three months ended March 31, 2012, we increased the reserve by $5.1 million for new loan sales and $60.5 million for adjustments to previous estimates of expected losses. During the three months ended March 31, 2012, we charged-off $43.6 million, net of recoveries for realized losses. The increase during the three months ended March 31, 2012, was primarily due to refinements in the estimation process, changes in behavior of GSEs and efforts to incorporate more predictive analysis into the forecasted repurchase process. For the three months ended March 31, 2011, we increased the provision $2.3 million for new loan sales and $20.4 million for adjustments to previous estimates of expected losses. During the three months ended March 31, 2011, we charged-off $22.8 million, net of recoveries for realized losses.

Our enhanced first quarter 2012 model refines our previous estimates by adding granularity to the model by segmenting the sold portfolio by vintage years and investor in order to assign assumptions specific to each segment. Key assumptions in the model include investor audits, demand requests, appeal loss rates, loss severity, and recoveries.

Other liabilities. Other liabilities primarily consist of undisbursed payments, escrow accounts, forward agency and derivative liability and the Ginnie Mae liability resulting from the recognition of our unilateral right to repurchase certain mortgage loans currently included in Ginnie Mae securities. Other liabilities decreased at March 31, 2012, from December 31, 2011, primarily due to an $126.3 million decrease in undisbursed payments on loans serviced for others liability from $149.1 million at December 31, 2011 to $22.8 million at March 31, 2012. These amounts represent payments received from borrowers for interest, principal and related loan charges which have not been remitted to investors. Escrow accounts totaled $31.2 million and $26.3 million at March 31, 2012 and December 31, 2011, respectively. Escrow accounts are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowners insurance and other insured product liabilities. The Ginnie Mae liability totaled $86.5 million and $117.2 million at March 31, 2012 and December 31, 2011, respectively. These amounts are for certain loans sold to Ginnie Mae, as to which we have not yet repurchased, but have the unilateral right to do so. With respect to such loans sold to Ginnie Mae, a corresponding asset was included in loans held-for-sale. For further information on our loans held-for-sale, see Note 5 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Other liabilities also include the fair value of the litigation settlement with the U.S. Department of Justice ("DOJ"). On February 24, 2012, we entered into an agreement (the “DOJ Agreement”) with the DOJ relating to certain underwriting practices associated with loans insured by the FHA of the Department of Housing and Urban Development ("HUD").

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

•	We are able to include capital derived from the reversal of the DTA Valuation Allowance in our Tier 1 capital; and

•
Our obligation to repay the $266.7 million in preferred stock held by the U.S. Treasury under the TARP Capital Purchase Program has been either extinguished or excluded from Tier 1 capital for purposes of calculating the Tier 1 capital ratio as described in the paragraph below.

Upon the occurrence of each of the future events described above, and provided doing so would not violate any banking regulatory requirement or the OCC does not otherwise object, we will begin making Additional Payments provided that (i) each annual payment would be equal to the lesser of $25 million or the portion of the Additional Payments that remains outstanding after deducting prior payments; and (ii) no obligation arises until our call report as filed with the OCC, including any amendments thereto, for the period ending at least six months prior to the making of such Additional Payments, reflects a minimum Tier 1 capital ratio of 11 percent (or higher if required by regulators), after excluding any unextinguished portion of the preferred stock held by U.S. Treasury under the TARP Capital Purchase Program.

We had a total liability of $34.1 million at March 31, 2012 relative to the litigation settlement (recorded in non-interest expense in general and administrative expenses): $15 million for the initial payment and $19.1 million as the fair value of the Additional Payments as measured in accordance with ASC 820. We have elected the fair value option for the financial liability representing the future payment obligations established in the DOJ Agreement. We valued our contractual obligation to pay utilizing a discounted cash flow model that incorporates our current estimate of the most likely timing and amount of the cash flows necessary to satisfy the obligation. These cash flow estimates are reflective of our detailed financial and operating projections for the next three years, as well as more general growth earnings and capital assumptions for subsequent periods. We discount the cash flows using a 17.1 percent discount rate that is inclusive of the risk free rate based on the expected duration of the liability, and an adjustment for nonperformance risk that represents our own credit risk. The recorded liability, at fair value, represents the present value of these estimated cash flows and is included in “other liabilities” on the Consolidated Financial Statements. We will estimate the fair value of this liability at each measurement date and record any changes in that estimate, as well as the effect of the accretion of the fact amount of the liability, during the period in which these changes occur. The timing and value of payments to be made under the liability is largely based on our financial performance and forecasted growth assumptions. If our actual financial results, future growth rate assumptions, or our credit risk materially changes the value of the liability will also change.

Capital Resources and Liquidity

Our principal uses of funds include loan originations and operating expenses. At March 31, 2012, we had outstanding rate‑lock commitments to lend $6.4 billion in mortgage loans, compared to $5.3 billion at December 31, 2011. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.8 billion at March 31, 2012 and $1.5 billion at December 31, 2011.

Capital. We had a loss of $8.7 million during the three months ended March 31, 2012. We did not pay any cash dividends on our common stock during the three months ended March 31, 2012 and during the year 2011. On February 19, 2008, our board of directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OCC of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by our board of directors of the proposed capital distribution. The 30‑day period allows the OCC to determine whether or not the distribution would not be advisable. We currently must seek approval from the OCC prior to making a capital distribution from the Bank. In addition, we are prohibited from increasing dividends on our common stock above $0.05 without the consent of U.S. Treasury pursuant to the terms of the TARP.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

    At March 31, 2012, the Bank was considered “well-capitalized” for regulatory purposes, due to regulatory capital ratios of 8.64 percent for Tier 1 capital and 16.06 percent for total risk-based capital. The Bank is currently operating at Tier 1 capital levels that are higher than its historic levels, and the Bank currently intends to operate at a Tier 1 capital ratio of greater than 9.00 percent in the future.

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

We primarily originate Agency eligible loans and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. We use the FHLB as our primary source for managing daily borrowing needs, which allows us to borrow or repay borrowings as daily cash needs require. We have been successful in increasing the amount of assets that qualify as eligible collateral at the FHLB and are continually working to add more. The most recent addition was a pool of commercial real estate loans that had been pledged to support our Federal Reserve Bank of Chicago discount window line of credit. While this shift does reduce our discount window line it is a positive move from an operational liquidity perspective since it increases the FHLB line which is actively used. Adding eligible collateral pools gives us added capacity and flexibility to manage our funding requirements.

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

As governed and defined by our internal liquidity policy, we maintain adequate liquidity levels appropriate to cover both operational and regulatory requirements. Each business day, we forecast a minimum of 30 days of daily cash needs and then a couple months beyond the near term horizon. This allows us to determine our projected near term daily cash fluctuations and also to plan and adjust, if necessary, future activities. As a result, we would be able to make adjustments to operations as required to meet the liquidity needs of our business, including adjusting deposit rates to increase deposits, planning for additional FHLB borrowings, accelerate loans held-for-sale loan sales (agency and or private), sell loans held-for-investment or securities, borrow using repurchase agreements, reduce originations, make changes to warehouse funding facilities, or borrowing from the discount window.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations.

Borrowings. The FHLB provides credit for savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the FHLB using approved loan types as collateral. At March 31, 2012, we had an authorized line of credit of $7.0 billion that could be utilized to the extent we provide sufficient collateral. At March 31, 2012, we had available collateral sufficient to access $4.5 billion of the line and had $3.6 billion of advances outstanding.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At March 31, 2012, we had pledged commercial loans amounting to $88.5 million with a lendable value of $39.2 million. Included in the $88.5 million were $23.9 million of pledged loans that the Federal Reserve Bank of Chicago had received but had not reviewed in order to determine and assign lendable value. At December 31, 2011, we had pledged commercial loans amounting to $69.7 million with a lendable value of $32.6 million. At March 31, 2012 and December 31, 2011, we had no borrowings outstanding against this line of credit.

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

Allowance for Loan Losses

As part of the our ongoing risk assessment process which remains focused on the impacts of the current economic environment and the related borrower repayment behavior on our credit performance, management continues to back test and validate the results of quantitative and qualitative modeling of the risk in loans held-for-investment portfolio in efforts to utilize the best quality information available. Such is consistent with the expectations of the Bank's primary regulator and a continuing evaluation of the performance dynamics within the mortgage industry. As a result of an analysis completed during the first quarter of 2012, we determined it was necessary to make refinements to our allowance for loan loss methodology and related model. Such refinements included improved risk segmentation and quantitative analysis and modeling, and enhancements and alignment of the qualitative risk factors.

Accounting standards require a reserve to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs.

Nonperforming commercial and commercial real estate loans are considered to be impaired and typically have an allowance allocated based on the underlying collateral's appraised value, less management's estimates of costs to sell. In estimating the fair value of collateral, we utilize outside fee‑based appraisers to evaluate various factors such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans. Appraisals are updated at least annually but may be obtained more frequently if changes to the property or market conditions warrant.
Impaired residential loans include loan modifications considered to be TDRs and certain nonperforming loans that have been charged-down to collateral value. Fair value of nonperforming residential mortgage loans, including redefaulted TDRs and certain other severely delinquent loans, is based on the underlying collateral's value obtained through appraisals or broker's price opinions, updated at least semi-annually, less management's estimates of cost to sell. The allowance allocated to TDRs performing under the terms of their modification is typically based on the present value of the expected future cash flows discounted at the loan's effective interest rate, either on a loan level or pooled basis, as these loans are not considered to be collateral dependent.

For those loans not individually evaluated for impairment, management has sub-divided the commercial and consumer loans into homogeneous portfolios.

The following key refinements were made:
Historically, we segmented the population of consumer loans held-for-investment (“LHFI”) by product type and by delinquency status for purposes of estimating an adequate allowance for loan losses. Management performed a thorough analysis of the largest product type, residential first mortgage loans and risk segmentation in connection with the ability to detect losses inherent in the portfolio, and determined it is currently more responsive to industry dynamics to segment the portfolio by loan-to-value (“LTV”) rather than delinquency status. This is consistent with a shift in the mortgage market as to the relevance of various indicators. Due to this refined segmentation, management added more formal qualitative factors to the loan loss analysis to incorporate delinquency statistics and trends. To allow us the appropriate amount of time to analyze portfolio statistics and allow for the appropriate validation of the reasonableness of the new qualitative factors, management adjusted the historical look back period for loss rates to lag a quarter (as compared to the previous policy of a month).
Regarding the commercial loan portfolio, we segmented the portfolio into commercial “legacy” loans (loans originated prior to January 1, 2011) and commercial “new” loans (loans originated on or after January 1, 2011) while still retaining the segmentation by product type. Due to the changes in our strategy and to changes in underwriting and origination practices and controls related to that strategy, management determined the refinement was added to better reflect the dynamics in the two portfolios. Additionally, due to the lack of seasoning in the “new” portfolio,we were previously utilizing loss data from a third party (adjusting for our qualitative factors) as a proxy for estimating an allowance on its “new” portfolio. As a refinement in the first quarter of 2012, we identified a population of commercial banks with similar size balance sheets (and loan portfolios) to serve as a peer group. We now uses this peer group's publicly available historical loss data (adjusted for our qualitative factors) as a new proxy for their loss rates.
As a result of these refinements (in addition to the refinements noted below), management has determined that it no longer requires an unallocated portion of allowance for loan losses. Management expects to review these models on an ongoing basis and update it as appropriate to reflect then-current industry conditions, heightened access to enhanced loss data, and refinements based upon continuous back testing of the model.
Historically, we performed impairment analysis on troubled debt restructurings (“TDRs”) by using the discounted cash flows method on a portfolio or pooled approach when the TDRs were not deemed collateral dependent. During the first quarter of 2012, management generated a significant increase in TDRs relative to its past history due in part to a strategic initiative implemented in the fourth quarter of 2011 to increase loan modifications and other loss mitigation activities. Due to the increased emphasis on loss mitigation activities and increased number of TDRs, management implemented new procedures relating to “new” TDRs (loans that were designated TDRs generally beginning on or after October 1, 2011) to capture the necessary data to perform the impairment analysis at an individual loan level. Such data was not previously available and currently continues to not be available for loans designated as TDRs prior to September 30, 2011. This data is now being captured in part due to our loan servicing system conversion in late 2011. As such, for “new” TDRs, management is performing the impairment calculation on a loan by loan basis. Given data constraints and the significant volume of the “old” TDR portfolio as of December 31, 2011, the pooled approach is still being utilized on the “old” TDR portfolio, and thus the March 31, 2012, balance reflects a hybrid methodology.
Historically, when under the regulatory oversight of the OTS, savings and loan institutions had been permitted to establish specific valuation allowance (“SVAs”) for portions of assets classified as loss instead of recording charge-offs. In connection with our transition to an OCC-regulated institution, as of first quarter 2012, SVAs are no longer permitted (as the OCC does not permit the carrying of SVAs). Thus, the SVAs were charged off during the quarter. The effect of these charge-offs does not require a change to the form of or results of the allowance for loan losses calculations as such were already considered as part of the historical loss experience incorporated into our loss models.
Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to: (a) fair value measurements; (b) the determination of our allowance for loan losses; and (c) the determination of our representation and warranty reserve. We believe the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2011, which is available on our website, www.flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at www.sec.gov.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as pre-tax pre-credit-cost revenue, the efficiency ratio and the ratio of total nonperforming assets to Tier 1 capital and general reserves. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of our unique business model. Such measures also help investors to facilitate performance comparisons and benchmarks with other bank and thrift peers in our industry.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious with respect to the use of such measures. To mitigate these limitations, we have procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that our performance is properly reflected to facilitate consistent period-to-period comparisons. Although we believe the non-GAAP financial measures disclosed in this report enhance investors' understanding of our business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for those financial measures prepared in accordance with GAAP.

Pre-tax pre-credit-cost revenue. Pre-tax pre-credit-cost revenue, as defined by our management, represents net income before taxes, and excludes credit related expenses (defined by management as provision for loan losses, asset resolution expense, other than temporary impairment, representation and warranty reserve provision, write down of residual and transferors' interest and reserve increases for our reinsurance subsidiary). While these items represent an integral part of our banking operations, in each case, the excluded items are items that management believes are particularly impacted or increased due to economic stress or significant changes in the credit cycle and are therefore likely to make it more difficult to understand our underlying performance trends and our ability to generate revenue from our mortgage and banking operations. Net interest income, noninterest income and noninterest expense are all calculated in accordance with GAAP and are presented in the Consolidated Statements of Operations. Net income is adjusted only for the specific items listed above in the calculation of pre-tax pre-credit-cost revenue, and these adjustments represent the excluded items in their entirety for each period presented to better facilitate period to period comparisons.

Viewed together with our GAAP results, management believes pre-tax pre-credit cost revenue provides investors and stakeholders with a functional measurement to evaluate and better understand trends in our period to period ability to generate revenues and capital to offset credit related expenses, in each case exclusive of the effects of and past and current economic stress and the credit cycle. As recent results for the banking industry demonstrate, provisions for loan losses, increased in representation and warranty reserve, asset impairments and mark-downs and expenses related to the resolution and disposition of assets can vary significantly from period to period, making a measure that helps isolate the impact of those credit related expenses on profitability integral to helping investors understand the business model. The “Asset Resolution,” “Quality of Earning Assets,” and “Representation and Warranty Reserve” sections of this report isolate the different credit quality challenges and issues and the impact of the associated credit related expenses on our income statement.

Like all non-GAAP measurements, pre-tax pre-credit-cost revenue usefulness is inherently limited. Because our calculation of pre-tax pre-credit-cost revenue may differ from the calculation of similar measures used by other bank and thrift holding companies, pre-tax pre-credit-cost revenue should be used to determine and evaluate period to period trends in our performance, rather than in comparison to other similar non-GAAP measurements utilized by other companies. In addition, investors should keep in mind that income tax expense (benefit), the provision for loan losses, and the other items excluded from revenues and expenses in the pre-tax pre-credit cost revenue calculation are recurring and integral expenses to our operations, and that these expenses will still accrue under GAAP, thereby reducing GAAP earnings and, ultimately, shareholders' equity.

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

Under the efficiency ratio (credit adjusted), non-interest expense (GAAP) is presented excluding asset resolution expense to arrive at adjusted non-interest expense (non-GAAP), which is the numerator for the efficiency ratio. Non-interest income (GAAP) is presented excluding representation and warranty reserve - change in estimate to arrive at adjusted non-interest income (non-GAAP), which is included in the denominator for the efficiency ratio. As the provision for loan losses is already excluded by the ratio's own definition, we believe that the exclusion of asset resolution expense and representation and warranty reserve - change in estimate provides investors with a more complete picture our productivity and ability to generate operating revenues. The efficiency ratio (credit adjusted) provides investors with a meaningful base for period to period comparisons, which management believes will assist investors in analyzing our operating results and predicting future performance. These non-GAAP financial measures are also utilized internally by management to assess the performance of our own business.

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

Tier 1 Common. The ratio of Tier 1 common is a financial measure utilized by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews Tier 1 common along with other measures of capital as part of financial analysis and has included the non-GAAP measurement, and the corresponding reconciliation to Tier 1 capital because of current interest in such information on the part of market participants. Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

The following table displays the calculation for the past three years of these non-GAAP measures.

Non-GAAP Reconciliation
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Pre-tax, pre-credit-cost revenue
Loss before tax provision	$(7,309)	$(74,901)	$(9,216)	$(69,904)	$(26,700)
Add back:
Provision for loan losses	114,673	63,548	36,690	48,384	28,309
Asset resolution	36,770	32,408	34,515	23,282	38,110
Other than temporary impairment on available-for-sale investments	1,175	7,132	1,322	15,584	—
Representation and warranty reserve provision	60,538	69,279	38,985	21,364	20,427
Write down of residual interest	409	847	186	2,258	2,381
Total credit-related-costs	213,565	173,214	111,698	110,872	89,227
Pre-tax, pre-credit-cost revenue	$206,256	$98,313	$102,482	$40,968	$62,527

Efficiency ratio (credit-adjusted)
Net interest income (a)	$74,733	$75,863	$65,614	$51,324	$52,573
Non-interest income (b)	221,377	118,621	112,551	58,078	96,266
Representation and warranty reserve - change in estimate (d)	60,538	69,279	38,985	21,364	20,427
Adjusted revenue	$356,648	$263,763	$217,150	$130,766	$169,266
Non-interest expense (c)	188,746	205,837	150,691	130,998	147,230
Asset resolution expense (e)	(36,770)	(32,408)	(34,515)	(23,282)	(38,110)
Adjusted non-interest expense	$151,976	$173,429	$116,176	$107,716	$109,120
Efficiency ratio (c/(a+b))	63.7%	105.8%	84.6%	119.7%	98.8%
Efficiency ratio (credit-adjusted) ((c-e)/((a+b)+d)))	42.6%	65.8%	53.5%	82.4%	64.5%

	March 31, 2012	December 31, 2011	March 31, 2011
Non-performing assets / Tier 1 capital + allowance for loan losses
Non-performing assets	$515,269	$603,082	$546,926
Tier 1 capital	$1,207,237	$1,215,220	$1,278,258
Allowance for loan losses	281,000	318,000	274,000
Tier 1 capital + allowance for loan losses	$1,488,237	$1,533,220	$1,552,258
Non-performing assets / Tier 1 capital + allowance for loan losses	34.6%	39.3%	35.2%

Tier 1 common
Tier 1 capital	$1,207,237	$1,215,220	$1,278,258
Adjustments
Preferred stock	(266,657)	(266,657)	(266,657)
Qualifying trust preferred securities	(240,000)	(240,000)	(240,000)
Tier 1 common	$700,580	$708,563	$771,601
Total risk-weighted assets (1)	$8,168,050	$7,905,062	$6,644,851
Tier 1 common ratio	8.58%	8.96%	11.61%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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
Financial instruments used to manage interest rate risk include financial derivative products such as interest rate swaps and forward sales commitments. Further discussion of the use of and the accounting for derivative instruments is included in Notes 4 and 11 of the Notes to Consolidated Financial Statements, in Item 1 Financial Statements and Supplementary Data, herein. All of our derivatives are accounted for at fair market value. All mortgage loan production originated for sale is accounted for on a fair value basis.
To effectively measure and manage interest rate risk, sensitivity analysis is used to determine the impact on net market value of various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and net interest income sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by executive management and board of directors on an ongoing basis. Business is traditionally managed to reduce overall exposure to changes in interest rates. However, management has the latitude to increase interest rate sensitivity position within certain limits if, in management's judgment, the increase will enhance profitability.

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

The following table is a summary of the changes in our NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off‑balance sheet instruments. The interest rate scenarios presented in the table include interest rates at March 31, 2012 and December 31, 2011 and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at March 31, 2012 and December 31, 2011, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this “natural business hedge” historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the net portfolio value framework. Further, there can be no assurance that this natural business hedge would positively affect the net portfolio value in the same manner and to the same extent as in the past.

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

March 31, 2012					December 31, 2011
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change
300	$740	5.7%	$(215)	(22.5)%	300	$896	7.0%	$(184)	(17.0)%
200	$851	6.4%	$(104)	(10.9)%	200	$1,004	7.6%	$(76)	(7.0)%
100	$937	6.9%	$(18)	(1.9)%	100	$1,082	8.1%	$1	0.1%
Current	$955	6.9%	$—	—%	Current	$1,080	8.0%	$—	—%
(100)	$798	5.7%	$(157)	(16.4)%	(100)	$964	7.1%	$(116)	10.7%

Our balance sheet exhibits minimal sensitivity for fairly small rate movements. The negative convexity of our balance sheet leads more sensitivity in larger rate movements. The amount of price sensitivity tends to decrease as rates rise and increase as rates fall. Negative convexity is a measure of the sensitivity of the duration to changes in interest rates.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of March 31, 2012 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.

(b) Changes in Internal Controls. During the quarter ended March 31, 2012, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended March 31, 2012.

Issuer Purchases of Equity Securities

The Company made no purchases of equity securities common stock during the quarter ended March 31, 2012.
Item 3. Defaults upon Senior Securities
Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), issued and outstanding in connection with the TARP Capital Purchase Program, the Company may defer payments of dividends for up to six quarters without default or penalty. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on its Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of the date of filing this report, the amount of the arrearage on the dividend payments of the Series C Preferred Stock is $3.3 million.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.30 *+
Letter Agreement, dated January 24, 2012, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of January 26, 2012, and incorporated herein by reference).

10.31 *+
Election Form, dated January 24, 2012, executed by Joseph P. Campanelli and accepted by Flagstar Bancorp, Inc. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of January 26, 2012, and incorporated herein by reference).

10.32 +	Offer Letter, dated February 7, 2011, executed by Joseph P. Campanelli and accepted by Steven P. Issa.

10.33 +	Form of TARP Restricted Stock Award Agreement to be entered into by and between the Company and certain executive officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101 **
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Incorporated herein by reference.
+ Constitutes a management contract or compensation plan or arrangement.
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

FLAGSTAR BANCORP, INC.
Registrant

Date: May 10, 2012	/s/ Joseph P. Campanelli
Joseph P. Campanelli
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul D. Borja
Paul D. Borja
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.30 *+
Letter Agreement, dated January 24, 2012, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of January 26, 2012, and incorporated herein by reference).

10.31 *+
Election Form, dated January 24, 2012, executed by Joseph P. Campanelli and accepted by Flagstar Bancorp, Inc. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of January 26, 2012, and incorporated herein by reference).

10.32 +	Offer Letter, dated February 7, 2011, executed by Joseph P. Campanelli and accepted by Steven P. Issa.

10.33 +	Form of TARP Restricted Stock Award Agreement to be entered into by and between the Company and certain executive officers of the Company.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101 **
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

* Incorporated herein by reference.
+ Constitutes a management contract or compensation plan or arrangement.
** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.