Form 10-Q
period 2012-06-30
FLAGSTAR BANCORP INC
filed 2012-08-09
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Yes  ☐    No  ☒.
As of August 8, 2012, 557,993,063 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

(9)
The Dodd-Frank Wall Street Reform and Consumer Protection Act has resulted in the elimination of the Office of Thrift Supervision (the “OTS”), tightening of capital standards, and the creation of a new Consumer Financial Protection Bureau and has resulted, or will result, in new laws, regulations and regulatory supervisors that are expected to increase our costs of operations. In addition, the change to the Office of the Comptroller of the Currency (the "OCC") as our primary federal regulator may result in interpretations, or in OCC enforcement actions, different than those of the OTS and may affect our operations and our relationships with institutional counterparties;

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

(12)
The downgrade by Standards & Poor's of the long-term credit rating of the U.S. could materially affect global and domestic financial markets and economic conditions, which may affect our business activities, financial condition, and liquidity;

(13)	If we do not regain compliance with the New York Stock Exchange (“NYSE”) continued listing requirements, our common stock may be delisted from the NYSE; and

(14)	Our potential loss of key personnel or our inability to attract and retain qualified personnel in the future could affect our ability to operate effectively.
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
Although we believe that these forward-looking statements are based on reasonable, estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies and other factors. Accordingly, we cannot give you any assurance that our expectations will in fact occur or that actual results will not differ materially from those expressed or implied by such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
The consolidated financial statements of the Company are as follows:
Consolidated Statements of Financial Condition – June 30, 2012 (unaudited) and December 31, 2011
Consolidated Statements of Operations – For the three and six months ended June 30, 2012 and 2011 (unaudited)
Consolidated Statements of Comprehensive Income (Loss) – For the six months ended June 30, 2012 and 2011 (unaudited)
Consolidated Statements of Stockholders’ Equity – For the six months ended June 30, 2012 and 2011 (unaudited)
Consolidated Statements of Cash Flows – For the six months ended June 30, 2012 and 2011 (unaudited)
Notes to the Consolidated Financial Statements (unaudited)
        Note 1 - Nature of Business
        Note 2 - Basis of Presentation and Accounting Policies
        Note 3 - Fair Value Accounting
        Note 4 - Investment Securities
        Note 5 - Loans Held-for-Sale
        Note 6 - Loans Repurchased With Government Guarantees
        Note 7 - Loans Held-for-Investment
        Note 8 - Pledged Assets
        Note 9 - Private-Label Securitization Activity
        Note 10 - Mortgage Servicing Rights
        Note 11 - Derivative Financial Instruments
        Note 12 - FHLB Advances
        Note 13 - Long-Term Debt
        Note 14 - Representation and Warranty Reserve
        Note 15 - Warrant Liabilities
        Note 16 - Stockholders' Equity
        Note 17 - Earnings (Loss) Per Share
        Note 18 - Compensation Plans
        Note 19 - Income Taxes
        Note 20 - Legal Proceedings, Contingencies and Commitments
        Note 21 - Segment Information

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash items	$71,184	$49,715
Interest-earning deposits	1,199,205	681,343
Cash and cash equivalents	1,270,389	731,058
Securities classified as trading	169,834	313,383
Securities classified as available-for-sale	424,765	481,352
Loans held-for-sale ($2,195,679 and $1,629,618 at fair value at June 30, 2012 and December 31, 2011, respectively)	2,459,482	1,800,885
Loans repurchased with government guarantees	1,999,110	1,899,267
Loans held-for-investment ($20,231 and $22,651 at fair value at June 30, 2012 and December 31, 2011, respectively)	6,550,257	7,038,587
Less: allowance for loan losses	(287,000)	(318,000)
Loans held-for-investment, net	6,263,257	6,720,587
Total interest-earning assets	12,515,653	11,896,817
Accrued interest receivable	103,985	105,200
Repossessed assets, net	107,235	114,715
Federal Home Loan Bank stock	301,737	301,737
Premises and equipment, net	209,126	203,578
Mortgage servicing rights at fair value	638,865	510,475
Other assets	420,661	455,236
Total assets	$14,368,446	$13,637,473
Liabilities and Stockholders’ Equity
Deposits	$8,922,847	$7,689,988
Federal Home Loan Bank advances	3,400,000	3,953,000
Long-term debt	248,585	248,585
Total interest-bearing liabilities	12,571,432	11,891,573
Accrued interest payable	12,271	8,723
Representation and warranty reserve	161,000	120,000
Other liabilities ($19,100 and $18,300 at fair value at June 30, 2012 and December 31, 2011, respectively)	445,394	537,461
Total liabilities	13,190,097	12,557,757
Commitments and contingencies – Note 20	—	—
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	257,556	254,732
Common stock $0.01 par value, 700,000,000 shares authorized; 557,722,618 and 555,775,639 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	5,577	5,558
Additional paid in capital	1,468,905	1,466,461
Accumulated other comprehensive income (loss)	8,274	(7,819)
Accumulated deficit	(561,963)	(639,216)
Total stockholders’ equity	1,178,349	1,079,716
Total liabilities and stockholders’ equity	$14,368,446	$13,637,473
The accompanying notes are an integral part of these Consolidated Financial Statements.
Flagstar Bancorp, Inc. Consolidated Statements of Operations (In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Interest Income
Loans	$115,611	$98,155	$229,519	$200,269
Securities classified as available-for-sale or trading	6,850	8,949	15,421	17,046
Interest-earning deposits and other	462	957	874	1,925
Total interest income	122,923	108,061	245,814	219,240
Interest Expense
Deposits	18,321	24,902	37,307	51,924
FHLB advances	27,386	30,218	54,779	60,196
Other	1,738	1,617	3,517	3,223
Total interest expense	47,445	56,737	95,603	115,343
Net interest income	75,478	51,324	150,211	103,897
Provision for loan losses	58,428	48,384	173,101	76,693
Net interest income (expense) after provision for loan losses	17,050	2,940	(22,890)	27,204
Non-Interest Income
Loan fees and charges	34,783	14,712	64,757	30,850
Deposit fees and charges	5,039	7,845	9,961	15,345
Loan administration	25,012	30,450	63,898	69,786
Gain (loss) on trading securities	3,711	102	(2,260)	28
Loss on transferors’ interest	(1,244)	(2,258)	(1,653)	(4,640)
Net gain on loan sales	212,666	39,827	417,518	90,012
Net loss on sales of mortgage servicing rights	(983)	(2,381)	(3,299)	(2,493)
Net gain on securities available-for-sale	20	—	330	—
Net (loss) gain on sale of assets	(26)	1,293	—	256
Total other-than-temporary impairment (loss) gain	(1,707)	39,725	2,810	39,725
Gain (loss) recognized in other comprehensive income before taxes	690	(55,309)	(5,002)	(55,309)
Net impairment losses recognized in earnings	(1,017)	(15,584)	(2,192)	(15,584)
Representation and warranty reserve – change in estimate	(46,028)	(21,364)	(106,566)	(41,791)
Other fees and charges, net	8,401	5,436	21,216	12,575
Total non-interest income	240,334	58,078	461,710	154,344
Non-Interest Expense
Compensation and benefits	65,402	53,719	131,390	109,459
Commissions	17,838	7,437	33,305	15,005
Occupancy and equipment	18,706	16,969	35,656	33,587
Asset resolution	20,851	23,282	57,621	61,391
Federal insurance premiums	12,104	10,789	24,428	19,515
Other taxes	370	667	1,327	1,533
Warrant (income) expense	(551)	(1,998)	1,998	(2,825)
General and administrative	34,777	20,057	72,518	40,488
Total non-interest expense	169,497	130,922	358,243	278,153
Income (loss) before federal income taxes	87,887	(69,904)	80,577	(96,605)
Provision for federal income taxes	500	264	500	528
Net Income (Loss)	87,387	(70,168)	80,077	(97,133)
Preferred stock dividend/accretion (1)	(1,417)	(4,720)	(2,824)	(9,429)
Net income (loss) applicable to common stock	$85,970	$(74,888)	$77,253	$(106,562)
Income (loss) per share
Basic	$0.15	$(0.14)	$0.13	$(0.19)
Diluted	$0.15	$(0.14)	$0.13	$(0.19)

(1)
The preferred stock dividend/accretion for the three and six months ended June 30, 2012, respectively, represents only the accretion. On January 27, 2012, the Company elected to defer payment of dividends and interest on the preferred stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$87,387	$(70,168)	$80,077	$(97,133)
Other comprehensive income (loss), before tax:
Securities available-for-sale:
Change in net unrealized loss on sale of securities available-for-sale	1,110	(6,180)	14,231	225
Reclassification of gain on sale of securities available-for-sale	(20)	—	(330)	—
Additions for the amount related to the credit loss for which an OTTI impairment was not previously recognized	1,017	15,584	2,192	15,584
Total securities available-for-sale	2,107	9,404	16,093	15,809

Comprehensive income (loss)	$89,494	$(60,764)	$96,170	$(81,324)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2010	$249,196	$5,533	$1,461,373	$(16,165)	$(440,274)	$1,259,663
(Unaudited)
Net loss	—	—	—	—	(97,133)	(97,133)
Total other comprehensive income	—	—	—	15,809	—	15,809
Restricted stock issued	—	2	(2)	—	—	—
Dividends on preferred stock	—	—	—	—	(6,666)	(6,666)
Accretion of preferred stock	2,763	—	—	—	(2,763)	—
Stock-based compensation	—	7	2,760	—	—	2,767
Balance at June 30, 2011	$251,959	$5,542	$1,464,131	$(356)	$(546,836)	$1,174,440
Balance at December 31, 2011	$254,732	$5,558	$1,466,461	$(7,819)	$(639,216)	$1,079,716
(Unaudited)
Net income	—	—	—	—	80,077	80,077
Total other comprehensive income	—	—	—	16,093	—	16,093
Restricted stock issued	—	6	(6)	—	—	—
Accretion of preferred stock (1)	2,824	—	—	—	(2,824)	—
Stock-based compensation	—	13	2,450	—	—	2,463
Balance at June 30, 2012	$257,556	$5,577	$1,468,905	$8,274	$(561,963)	$1,178,349

(1)
The preferred stock dividend/accretion during the six months ended June 30, 2012 represents only the accretion. On January 27, 2012, the Company elected to defer payment of dividends and interest on the preferred stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows (In thousands)

	For the Six Months Ended June 30,
	2012	2011
	(Unaudited)
Operating Activities
Net income (loss)	$80,077	$(97,133)
Reconciliation of net income (loss) to net cash used in operating activities
Provision for loan losses	173,101	76,693
Depreciation and amortization	9,522	7,166
Loss on fair value of residential first mortgage servicing rights	91,583	16,596
Stock-based compensation expense	2,463	2,767
Net (gain) loss on the sale of assets	(2,480)	585
Net gain on loan sales	(417,518)	(90,012)
Net loss on sales of mortgage servicing rights	3,299	2,493
Net gain on securities classified as available-for-sale	(330)	—
Other than temporary impairment losses on securities classified as available-for-sale	2,192	15,584
Net loss (gain) on trading securities	2,260	(28)
Net loss on transferor interest	1,653	4,640
Proceeds from sales of loans held-for-sale	24,729,954	10,456,988
Origination and repurchase of mortgage loans held-for-sale, net of principal repayments	(24,941,423)	(9,820,042)
Increase in repurchase of mortgage loans with government guarantees, net of claims received	(99,843)	(36,839)
Purchase of trading securities	—	(131,754)
Decrease (increase) in accrued interest receivable	1,215	(7,634)
Proceeds from sales of trading securities	141,220	—
Decrease in other assets	33,084	85,684
Increase (decrease) in accrued interest payable	3,548	(2,030)
(Decrease) increase liability for checks issued	(3,100)	2,850
Decrease in payable for mortgage repurchase option	(33,673)	(7,862)
Increase in representation and warranty reserve	41,000	—
Increase (decrease) in other liabilities	26,980	(6,406)
Net cash (used) provided in operating activities	(155,216)	472,306
Investing Activities
Proceeds from the sale of investment securities available-for-sale	39,881	—
Net repayment (purchase) of investment securities available-for-sale	30,457	(75,673)
Net proceeds from sales of loans held-for-investment	(268,919)	(20,366)
Origination of portfolio loans, net of principal repayments	234,233	191,947
Proceeds from the disposition of repossessed assets	59,259	63,797
Redemption of Federal Home Loan Bank Stock	—	35,453
Acquisitions of premises and equipment, net of proceeds	(14,534)	(19,457)
Proceeds from the sale of mortgage servicing rights	16,394	44,520
Net cash provided by investing activities	96,771	220,221
Financing Activities
Net increase (decrease) in deposit accounts	1,232,859	(593,072)
Net decrease in Federal Home Loan Bank advances	(553,000)	(318,512)
Net (disbursement) receipt of payments of loans serviced for others	(103,537)	10,726
Net receipt of escrow payments	21,454	19,346
Dividends paid to preferred stockholders	—	(6,666)
Net cash provided by (used) in financing activities	597,776	(888,178)
Net increase in cash and cash equivalents	539,331	(195,651)
Beginning cash and cash equivalents	731,058	953,534
Ending cash and cash equivalents	$1,270,389	$757,883
Loans held-for-investment transferred to repossessed assets	$250,348	$100,298
Total interest payments made on deposits and other borrowings	$92,055	$117,374
Federal income taxes paid	$225	$—
Reclassification of mortgage loans originated for portfolio to mortgage loans held-for-sale	$287,396	$32,886
Reclassification of mortgage loans originated held-for-sale then transferred to portfolio loans	$18,477	$12,520
Mortgage servicing rights resulting from sale or securitization of loans	$238,176	$88,954

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
Note 1 – Nature of Business
Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $14.4 billion in total assets at June 30, 2012, the Company is the largest insured depository institution headquartered in Michigan and is the largest publicly held savings bank headquartered in the Midwest.
The Company is a full-service financial services company, offering a range of products and services to consumers, businesses, and homeowners. As of June 30, 2012, the Company operated 111 banking centers in Michigan, 30 home loan centers in 13 states, and a total of four commercial banking offices in Massachusetts, Connecticut, and Rhode Island. In the second quarter 2012, two banking centers in Michigan were closed to better align the branch structure with the Company's focus on key market areas and to improve banking center efficiencies. The Company originates loans nationwide and is one of the leading originators of residential first mortgage loans. The Company also offers consumer products including deposit accounts, standard and jumbo home loans, home equity lines of credit, and personal loans, including auto and boat loans. The Company also offers commercial loans and treasury management services throughout Michigan and through its four commercial banking offices in Massachusetts, Rhode Island and Connecticut. Commercial products include deposit and sweep accounts, telephone banking, term loans and lines of credit, lease financing, government banking products and treasury management services such as remote deposit and merchant services.
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
Supervisory Agreements
The Company and the Bank are subject to supervisory agreements with the Federal Reserve and the OCC (each a “Supervisory Agreement” and together the “Supervisory Agreements”), each as a successor regulator to the Office of Thrift Supervision ("OTS"). The Supervisory Agreements will remain in effect until terminated, modified, or suspended in writing by the Federal Reserve and the OCC, as appropriate, and the respective failure to comply with the Supervisory Agreements could result in the initiation of further enforcement action by the Federal Reserve or the OCC, as appropriate, including the imposition of further operating restrictions, and could result in additional enforcement actions against the Company or the Bank. The Company has taken actions which it believes are appropriate to comply with, and intend to maintain compliance with, all of the requirements of the Supervisory Agreements.
Pursuant to the Company's Supervisory Agreement with the Federal Reserve, as successor to the OTS, dated January 27, 2010, the Company submitted a capital plan to the OTS, predecessor in interest to the Federal Reserve. In addition, the Company agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions; purchases, repurchases or redemptions of certain securities; incurrence, issuance, renewal, rolling over or increase of any debt and certain affiliate transactions; and comply with restrictions on the payment of severance and indemnification payments, director and management changes and employment contracts and compensation arrangements applicable to the Bank.
Pursuant to the Bank's Supervisory Agreement, the Bank agreed to take actions to address a number of banking issues identified by the OCC. The Bank has completed each of the actions set forth below in the manner and within the time periods required by the Bank's Supervisory Agreement.

•	Submitted and received non-objection to a revised business plan that addressed the requirements of the Bank Supervisory Agreement;

•	Implemented a plan to reduce doubtful or substandard assets;

•	Revised the Bank’s policies and procedures governing loan administration;

•	Revised the Bank’s liquidity risk management program to enhance the continuous identification and monitoring of funding needs and access to funds to meet those needs;

•	Remediated issues related to market risk exposure, including the engagement of a qualified and independent third party to perform a model valuation;

•	Revised the Bank’s asset concentration policy for mortgage servicing rights to reflect the revised business plan and remediated mortgage servicing rights issues;

•	Established a new written consumer compliance program appropriate for the Bank’s size, complexity, product lines and business operations and compliant with applicable law;

•
Revised the Bank’s policies, procedures and systems for compliance with flood insurance requirements and reviewed all loans originated after September 30, 2008 for compliance with flood insurance requirements; and

•
Restricted quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities until the revised business plan received non-objection (such plan received non-objection from the OTS concurrent with the execution of the Bank's Supervisory Agreement).

In addition, the Bank agreed to operate within the parameters of the revised business plan, request OCC approval of dividends or other capital distributions, not make certain severance or indemnification payments, notify the OCC of changes in directors or senior executive officers, provide notice of new, renewed, extended or revised contractual arrangements relating to compensation or benefits for any senior executive officer or directors, receive consent to increase salaries, bonuses or director’s fees for directors or senior executive officers, and receive OCC non-objection to certain third party arrangements.

The foregoing summary of the Supervisory Agreements does not purport to be a complete description of all of the terms of the Supervisory Agreements, and is qualified in its entirety by reference to copies of the Supervisory Agreements filed with the Securities and Exchange Commission (the "SEC") as an exhibit to our Current Report on Form 8-K filed on January 28, 2010.

The Company and the Bank addressed the banking issues identified by the OCC in the manner and within the time periods required for compliance with the Supervisory Agreements, and they do not believe that continued compliance with the Supervisory Agreements will have any material adverse impact on their future financial results. However, the Company and the Bank believe that the enhanced asset and risk management should, over time, improve the Bank's overall credit quality and risk profile through enhanced monitoring of credit quality trends, overall reduction in the level of doubtful and substandard assets, and enhanced compliance activities.

Troubled Asset Relief Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program (“TARP”)) was enacted, and the U.S. Treasury injected capital into U.S. financial institutions. On January 30, 2009, the Company entered into a letter agreement including the securities purchase agreement with the U.S. Treasury pursuant to which, among other things, the Company sold to the U.S. Treasury preferred stock and warrants. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company's common stock, par value $0.01 per share (the “Common Stock”), are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. The preferred stock accrues cumulative dividends quarterly at a rate of 5 percent per annum until January 30, 2014, and 9 percent per annum thereafter.

Note 2 – Basis of Presentation and Accounting Policies

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. In addition, certain prior period amounts have been reclassified to conform to the current period presentation. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which are available on the Company’s Investor Relations web page, at www.flagstar.com, and on the SEC website, at www.sec.gov.

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

On July 1, 2011, the Company adopted the update to FASB ASC Topic 310, “Receivables - A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring” and applied the provisions retrospectively to January 1, 2011. The troubled debt restructuring (“TDR”) guidance clarifies whether loan modifications constitute TDRs, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower's effective rate test to evaluate whether the restructuring constitutes as a TDR and a concession has been granted to the borrower, and clarifies the guidance for creditors to use in determining whether a borrower is experiencing financial difficulties. The adoption of the guidance did not have a material effect on the Company's Consolidated Financial Statements or the Notes thereto. For further information concerning TDRs, refer to Note 7 - Loans Held-for-Investment.
Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate - a Scope Clarification.” The guidance represents the consensus reached in Emerging Issues Task Force Issue No. 10-E, “Derecognition of in Substance Real Estate” and applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. ASU 2011-10 provides that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. This guidance is effective prospective for annual and interim periods beginning on or after June 15, 2012. Early adoption is permitted. The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The FASB issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP. The objective of this guidance is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This guidance is effective retrospectively, for annual and interim periods, beginning on or after January 1, 2013. The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.
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

Level 1 -Quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company can participate as of the measurement date;
Level 2 -Quoted prices for similar instruments in active markets, and other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
Level 3 -Unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing and asset or liability.

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

Assets
Securities classified as trading. These securities are comprised of U.S. government sponsored agency mortgage-backed securities, U.S. Treasury bonds and non‑investment grade residual securities that arose from private‑label securitizations of the Company. The U.S. government sponsored agency mortgage-backed securities and U.S. Treasury bonds trade in an active, open market with readily observable prices and are therefore classified within the Level 1 valuation hierarchy. The non‑investment grade residual securities do not trade in an active, open market with readily observable prices and are therefore classified within the Level 3 valuation hierarchy. Under Level 3, the fair value of residual securities is determined by discounting estimated net future cash flows using expected prepayment rates and discount rates that approximate current market rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities collateral, considering such factors as loss experience, delinquencies, loan-to-value ratios, borrower credit scores and property type. At June 30, 2012 and December 31, 2011, the Company had no Level 3 securities classified as trading. See Note 9 - Private-Label Securitization Activity, for the key assumptions used in the residual interest valuation process.

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

Loans held-for-sale. The Company generally estimates the fair value of mortgage loans held-for-sale based on quoted market prices for securities backed by similar types of loans. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair value of loans was computed by discounting cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral. These measurements are classified as Level 2.

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

Included in loans held-for-investment is the transferor's interest on the home equity line of credit (“HELOC”) securitizations. The Company fair value of the transferor's interest is based on the claims due to the note insurer and continuing credit losses on the loans underlying the securitizations, which are considered to be Level 3. See Note 9 - Private-Label Securitization Activity, for the key assumptions used in the transferor's interest valuation process.

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

Equity-linked transaction and option commitment. The equity-linked transaction and option commitment serves as a hedge (off-set) to the market risk incurred with the Company's participation of equity-linked certificates of deposit. The option represents the premium over the total notional amount of the hedge. The valuations are based on counter-party risk systems measuring the present value of each instrument and its future payments. The risk systems take into consideration economic terms of the trade and current market levels including spot rates, and underlying volatility and correlation among other factors.
Liabilities

Warrants. Warrant liabilities are valued using a binomial lattice model and are classified within Level 2 of the valuation hierarchy. Significant observable inputs include expected volatility, a risk free rate and an expected life. Warrant liabilities are reported in “other liabilities” on the Consolidated Statements of Financial Condition.

Litigation settlement. On February 24, 2012, the Company announced that the Bank had entered into an agreement (the “DOJ Agreement”) with the U.S. Department of Justice ("DOJ") relating to certain underwriting practices associated with loans insured by the Federal Housing Administration ("FHA") of the Department of Housing and Urban Development ("HUD"). The Bank and the DOJ entered into the DOJ Agreement pursuant to which the Bank agreed to comply with all applicable HUD and FHA rules related to the continued participation in the direct endorsement lender program, make an initial payment of $15.0 million within 30 business days of the effective date of the DOJ Agreement (paid on April 3, 2012), make payments of approximately $118.0 million contingent upon the occurrence of certain future events (as further described below) (the "Additional Payments"), and complete a monitoring period by an independent third party chosen by the Bank and approved by HUD.

Based on analysis of the DOJ Agreement, the Company recorded a liability of $33.3 million at December 31, 2011. During the six months ended June 30, 2012, the Company recorded an increase to the liability of $0.8 million, principally representing the recognition of the periodic effect of discounting. During the second quarter 2012, a payment of $15.0 million was paid bringing the liability at June 30, 2012 to $19.1 million, which represents the estimated fair value of the $118.0 million Additional Payments. Future changes in the fair value of the Additional Payments could affect in future earnings each quarters.

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

The cash flows are discounted using a 15.6 percent discount rate that is inclusive of the risk free rate based on the expected duration of the liability and an adjustment for nonperformance risk that represents the Company's credit risk. The model assumes 12 quarters of profitability prior to reversing the valuation allowance associated with the deferred tax asset.

The liability is classified within Level 3 of the valuation hierarchy given the projections of earnings and growth rate assumptions are unobservable inputs. The litigation settlement is included in other liabilities on the Consolidated Financial Statements and changes in the fair value of the litigation settlement will be recorded each quarter in general and administrative expense within non-interest expense on the Consolidated Statements of Operations.

Assets and liabilities measured at fair value on a recurring basis
The following tables present the financial instruments carried at fair value as of June 30, 2012 and December 31, 2011, by caption on the Consolidated Statement of Financial Condition and by the valuation hierarchy (as described above).

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2012	(Dollars in thousands)
Securities classified as trading:
U.S. Treasury bonds	$169,834	$—	$—	$169,834
Securities classified as available-for-sale:
Non-agency collateralized mortgage obligations	—	204,326	100,306	304,632
U.S. government sponsored agencies	100,133	—	—	100,133
Municipal obligations	—	20,000	—	20,000
Loans held-for-sale:
Residential first mortgage loans	—	2,195,679	—	2,195,679
Loans held-for-investment:
Residential first mortgage loans	—	20,231	—	20,231
Transferor's interest	—	—	7,660	7,660
Residential mortgage servicing rights	—	—	638,865	638,865
Equity-linked CD purchase option	436	—	—	436
Derivative assets:
Agency forwards	6,357	—	—	6,357
Rate lock commitments	—	—	132,388	132,388
U.S. Treasury futures	7,057	—	—	7,057
Interest rate swaps	—	4,938	—	4,938
Total derivative assets	13,414	4,938	132,388	150,740
Total assets at fair value	$283,817	$2,445,174	$879,219	$3,608,210
Derivative liabilities:
Forward agency and loan sales	$—	$(46,294)	$—	$(46,294)
Interest rate swaps	—	(4,938)	—	(4,938)
Total derivative liabilities	—	(51,232)	—	(51,232)
Warrant liabilities	—	(4,409)	—	(4,409)
Equity-linked CD written option	(436)	—	—	(436)
Litigation settlement	—	—	(19,100)	(19,100)
Total liabilities at fair value	$(436)	$(55,641)	$(19,100)	$(75,177)

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2011	(Dollars in thousands)
Securities classified as trading:
U.S. Treasury bonds	$313,383	$—	$—	$313,383
Securities classified as available-for-sale:
Non-agency collateralized mortgage obligations	—	—	365,256	365,256
U.S. government sponsored agencies	116,096	—	—	116,096
Loans held-for-sale:
Residential first mortgage loans	—	1,629,618	—	1,629,618
Loans held-for-investment:
Residential first mortgage loans	—	22,651	—	22,651
Residential mortgage servicing rights	—	—	510,475	510,475
Derivative assets:
U.S. Treasury futures	3,316	—	—	3,316
Rate lock commitments	—	—	70,965	70,965
Agency forwards	9,362	—	—	9,362
Interest rate swaps	—	3,296	—	3,296
Total derivative assets	12,678	3,296	70,965	86,939
Total assets at fair value	$442,157	$1,655,565	$946,696	$3,044,418
Derivative liabilities:
Forward agency and loan sales	$—	$(42,978)	$—	$(42,978)
Interest rate swaps	—	(3,296)	—	(3,296)
Total derivative liabilities	—	(46,274)	—	(46,274)
Warrant liabilities	—	(2,411)	—	(2,411)
Litigation settlement (1)	—	—	(18,300)	(18,300)
Total liabilities at fair value	$—	$(48,685)	$(18,300)	$(66,985)

(1)	Does not include the $15.0 million payment required to be paid within 30 business days after the effective date of the DOJ Agreement, which was paid on April 3, 2012.

A determination to classify a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Also, the Company manages the risk associated with the observable components of Level 3 financial instruments using securities and derivative positions that are classified within Level 1 or Level 2 of the valuation hierarchy; these Level 1 and Level 2 risk management instruments are not included below, and therefore the gains and losses in the tables do not reflect the effect of the Company's risk management activities related to such Level 3 instruments. If the market for an instrument becomes more liquid or active and pricing models become available which allow for readily observable inputs, the Company will transfer the instruments from Level 3 to Level 2 valuation hierarchy.

Interest rate swap derivatives were transferred from Level 1 to Level 2 during the fourth quarter 2011 because the derivatives are not actively being traded on a listed exchange. The interest rate swap derivatives are valued based on quoted prices for similar assets in an active market with inputs that are observable and are now classified within Level 2 of the valuation hierarchy.

Non-agency collateralized mortgage obligations were transferred from Level 3 to Level 2 during the six months ended June 30, 2012 due to increased market liquidity and an increase in the number of available pricing models. The non-agency collateralized mortgage obligations are valued based on pricing provided by external pricing services.

Transferor's interest were transferred into Level 3 during the six months ended June 30, 2012 due to the assumptions utilized in the valuation of the claims to the note insurer and continuing credit losses on the loans underlying the securitization. Transferor's interest are valued based on pricing of the loans underlying the securitization and are now classified within Level 3 of the valuation hierarchy.

The Company had no transfers of assets or liabilities recorded at fair value for three and six months ended June 30, 2011. The Company reclassified the 2011 nonrecurring hierarchy disclosures for impaired loans and repossessed assets from Level 2 to Level 3 to reflect that the appraised values, broker price opinions or internal estimates contain unobservable inputs. The impact of the transfer did not have a material effect on the Company's Consolidated Financial Statements or the Notes thereto and was limited to disclosure.
Fair value measurements using significant unobservable inputs
The tables below include a roll forward of the Consolidated Statement of Financial Condition amounts for the three and six months ended June 30, 2012 and 2011 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

		Recorded in Earnings		Recorded in OCI
For the Three Months Ended June 30, 2012	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Issuances	Purchases	Sales	Settlements	Transfers In (Out)	Balance at End of Period	Changes In Unrealized Held at End of Period (4)
Assets	(Dollars in thousands)
Securities classified as available-for-sale (1)(2)(3)
Non-agency collateralized mortgage obligations	$105,034	$—	$—	$1,006	$—	$—	$(5,734)	$—	$—	$100,306	$1,006
Loans held-for-investment
Transferor's interest	8,985	—	(1,244)	—	—	—	(81)	—	—	7,660	—
Residential mortgage servicing rights	596,830	(55,491)	—	—	—	126,691	—	(29,165)	—	638,865	—
Derivative financial instruments:
Rate lock commitments	68,248	186,426	—	—	—	215,389	(249,745)	(87,930)	—	132,388	—
Totals	$779,097	$130,935	$(1,244)	$1,006	$—	$342,080	$(255,560)	$(117,095)	$—	$879,219	$1,006
Liabilities
Litigation settlement	$(19,100)	$—	$—	$—	$—	$—	$—	$—	$—	$(19,100)	$—

For the Three Months Ended June 30, 2011
Securities classified as available-for-sale: (1)(2)(3)
Non-agency collateralized mortgage obligations	$444,957	$—	$—	$(5,363)	$—	$—	$(20,829)	$—	$—	$418,765	$10,221
Residential mortgage servicing rights	635,122	(95,976)	—	—	—	38,255	—	—	—	577,401	—
Derivative financial instruments:
Rate lock commitments	13,780	44,792	—	—	—	48,215	(95,867)	—	—	10,920	—
Totals	$1,093,859	$(51,184)	$—	$(5,363)	$—	$86,470	$(116,696)	$—	$—	$1,007,086	$10,221

		Recorded in Earnings		Recorded in OCI
For the Six Months Ended June 30, 2012	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Issuances	Purchases	Sales	Settlements	Transfers In (Out)	Balance at End of Period	Changes In Unrealized Held at End of Period (4)
Assets	(Dollars in thousands)
Securities classified as available-for-sale (1)(2)(3)
Non-agency collateralized mortgage obligations	$365,256	$—	$—	$1,691	$—	$—	$(11,713)	$—	$(254,928)	$100,306	$1,691
Loans held-for-investment
Transferor's interest	—	—	(1,653)	—	—	—	(281)	—	9,594	7,660	—
Residential mortgage servicing rights	510,475	(35,586)	—	—	—	238,175	(18,202)	(55,997)	—	638,865	—
Derivative financial instruments:
Rate lock commitments	70,965	234,765	—	—	—	386,537	(408,913)	(150,966)	—	132,388	—
Totals	$946,696	$199,179	$(1,653)	$1,691	$—	$624,712	$(439,109)	$(206,963)	$(245,334)	$879,219	$1,691
Liabilities
Litigation settlement	$(18,300)	$—	$(800)	$—	$—	$—	$—	$—	$—	$(19,100)	$—
For the Six Months Ended June 30, 2011
Securities classified as available-for-sale: (1)(2)(3)
Non-agency collateralized mortgage obligations	$467,488	$—	$2,359	$—	$—	$—	$(51,082)	$—	$—	$418,765	$17,943
Residential mortgage servicing rights	580,299	(91,853)	—	—	—	88,955	—	—	—	577,401	—
Derivative financial instruments:										—
Rate lock commitments	14,396	38,590	—	—	—	97,059	(139,125)	—	—	10,920	—
Totals	$1,062,183	$(53,263)	$2,359	$—	$—	$186,014	$(190,207)	$—	$—	$1,007,086	$17,943

(1)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in non-interest income.

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

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of June 30, 2012.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2012	(Dollars in thousands)
Assets
FSTAR 2006-1	$100,306	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average Loss severity	7.2% - 10.8% (9.0%) 8.2% - 12.3% (10.2%) 5.1% - 7.7% (6.4%) 80.0% - 120.0% (100.0%)
Transferor's interest	$7,660	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	4.6% - 6.9% (5.7%) 7.2% - 10.8% (9.0%) 11.3% - 17.0% (14.2%) 80.0% - 120.0% (100.0%)
Residential mortgage servicing rights	$638,865	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	5.1% - 7.7% (6.4%) 15.3% - 22.8% (19.1%) 59.9% - 89.9% (74.9%)
Rate lock commitments	$132,388	Mark-to-Market	Origination pull-through rate	62.1% - 93.1% (77.6%)
Liabilities
Litigation settlement	$(19,100)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%)

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

The significant unobservable inputs used in the fair value measurement of the transferor's interest are discount rates, prepayment rates, loss rates and loss severity. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases in both prepay rates and loss rates in isolation result in a lower fair value; however, generally a change in the assumption used for the loss rate is accompanied by a directionally opposite change in the assumption used for prepayment rates, which would offset a portion of the fair value change. Significant increases (decreases) in the loss severity rate in isolation would result in a significantly lower (higher) fair value measurement.

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
Assets Measured at Fair Value on a Non-recurring Basis

	Total	Level 3
	(Dollars in thousands)
June 30, 2012
Impaired loans held-for-investment: (1)
Residential first mortgage loans	$140,103	$140,103
Commercial real estate loans	146,135	146,135
Repossessed assets (2)	107,235	107,235
Totals	$393,473	$393,473
December 31, 2011
Impaired loans held-for-investment: (1)
Residential first mortgage loans	$210,040	$210,040
Commercial real estate loans	180,306	180,306
Repossessed assets (2)	114,715	114,715
Totals (3)	$505,061	$505,061

(1)
The Company recorded $42.1 million and $89.9 million in fair value losses on impaired loans (included in provision for loan losses on the Consolidated Statements of Operations) during the three and six months ended June 30, 2012, respectively, compared to $15.2 million and $29.8 million in fair value losses on impaired loans during the three and six months ended June 30, 2011, respectively.

(2)
The Company recorded $4.0 million and $9.8 million in losses related to write-downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net gains of $3.2 million and $2.5 million on sales of repossessed assets during the three and six months ended June 30, 2012, respectively, compared to $5.7 million and $18.9 million in losses related to write-downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net gains of $0.8 million and $0.7 million on sales of repossessed assets during the three and six months ended June 30, 2011, respectively.

(3)
As of December 31, 2011, the Company reclassified impaired loans and repossessed assets from Level 2 to Level 3 to reflect that many of the appraised values, price opinions or internal estimates contain unobservable inputs.

The following tables present the quantitative information about non-recurring Level 3 fair value financial instruments and the fair value measurements as of June 30, 2012.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
June 30, 2012	(Dollars in thousands)
Impaired loans held-for-investment:
Residential mortgage loans	$140,103	Fair value of collateral	Loss severity discount	0% - 100% (47.3%)
Commercial real estate loans	$146,135	Fair value of collateral	Loss severity discount	0% - 100% (59.2%)
Repossessed assets	$107,235	Fair value of collateral	Loss severity discount	0% - 100% (40.4%)

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

	June 30, 2012
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets:
Cash and cash equivalents	$1,270,389	$1,270,389	$1,270,389	$—	$—
Securities classified as trading	169,834	169,834	169,834	—	—
Securities classified as available-for-sale	424,765	424,765	100,133	224,326	100,306
Loans held-for-sale	2,459,482	2,495,820	—	2,495,820	—
Loans repurchased with government guarantees	1,999,110	1,879,164	—	1,879,164	—
Loans held-for-investment, net	6,263,257	6,273,505	—	—	6,273,505
Accrued interest receivable	103,985	103,985	—	103,985	—
Repossessed assets	107,235	107,235	—	—	107,235
FHLB stock	301,737	301,737	301,737	—	—
Mortgage servicing rights	638,865	638,865	—	—	638,865
Customer initiated derivative interest-rate swaps	4,938	4,938	—	4,938	—
Equity-linked CD purchase option	436	436	436	—	—
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(2,949,876)	(2,876,204)	—	(2,876,204)	—
Certificates of deposit	(3,126,194)	(3,153,767)	—	(3,153,767)	—
Government accounts	(721,218)	(717,028)	—	(717,028)	—
National certificates of deposit	(339,372)	(345,264)	—	(345,264)	—
Company controlled deposits	(1,786,187)	(1,782,872)	—	(1,782,872)	—
FHLB advances	(3,400,000)	(3,672,432)	(3,672,432)	—	—
Long-term debt	(248,585)	(257,710)	—	(257,710)	—
Accrued interest payable	(12,271)	(12,271)	—	(12,271)	—
Warrant liabilities	(4,409)	(4,409)	—	(4,409)
Litigation settlement	(19,100)	(19,100)	—	—	(19,100)
Customer initiated derivative interest-rate swaps	(4,938)	(4,938)	—	(4,938)	—
Equity-linked CD written option	(436)	(436)	(436)	—	—
Derivative Financial Instruments:
Forward delivery contracts	(46,294)	(46,294)	—	(46,294)	—
Commitments to extend credit	132,388	132,388	—	—	132,388
U.S. Treasury and agency futures/forwards	13,414	13,414	13,414	—	—

	December 31, 2011
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets:
Cash and cash equivalents	$731,058	$731,058	$731,058	$—	$—
Securities classified as trading	313,383	313,383	313,383	—	—
Securities classified as available-for-sale	481,352	481,352	116,096	—	365,256
Loans held-for-sale	1,800,885	1,823,421	—	1,823,421	—
Loans repurchased with government guarantees	1,899,267	1,899,267	—	1,899,267	—
Loans held-for-investment, net	6,720,587	6,748,914	—	—	6,748,914
Accrued interest receivable	105,200	105,200	—	105,200	—
Repossessed assets	114,715	114,715	—	—	114,715
FHLB stock	301,737	301,737	301,737	—	—
Mortgage servicing rights	510,475	510,475	—	—	510,475
Customer initiated derivative interest-rate swaps	3,296	3,296	—	3,296	—
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(2,520,710)	(2,440,208)	—	(2,440,208)	—
Certificates of deposit	(2,972,258)	(3,001,645)	—	(3,001,645)	—
Government accounts	(711,097)	(705,991)	—	(705,991)	—
National certificates of deposit	(384,910)	(394,442)	—	(394,442)	—
Company controlled deposits	(1,101,013)	(1,095,602)	—	(1,095,602)	—
FHLB advances	(3,953,000)	(4,195,163)	(4,195,163)	—	—
Long-term debt	(248,585)	(80,575)	—	(80,575)	—
Accrued interest payable	(8,723)	(8,723)	—	(8,723)	—
Warrant liabilities	(2,411)	(2,411)	—	(2,411)	—
Litigation settlement	(18,300)	(18,300)	—	—	(18,300)
Customer initiated derivative interest-rate swaps	(3,296)	(3,296)	—	(3,296)	—
Derivative Financial Instruments:
Forward delivery contracts	(42,978)	(42,978)	—	(42,978)	—
Commitments to extend credit	70,965	70,965	—	—	70,965
U.S. Treasury and agency futures/forwards	12,678	12,678	12,678	—	—

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
Fair Value Option

The Company has elected, under the fair value option in ASC 825: Financial Instruments, to record at fair value certain financial assets and financial liabilities. The fair value election is typically made on an instrument by instrument basis. The decision to measure a financial instrument at fair value cannot be revoked once the election is made. Upon adoption of Statement of Financial Accounting Standards (“SFAS”) 159: The Fair Value Option for Financial Assets and Financial Liabilities, the Company made a policy decision to elect the fair value option for loans held-for-sale originated post 2009.

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

At June 30, 2012 and December 31, 2011, the balance of the fair value of the loans held-for-sale was $2.2 billion and $1.6 billion, respectively. The change in fair value included in earnings was $176.9 million and $298.0 million for the three and six months ended June 30, 2012, respectively, compared to $82.8 million and $127.1 million for the three and six months ended June 30, 2011, respectively. Changes in fair value of the loans held-for-sale are recorded in net gain on loan sales on the Company's Consolidated Statements of Operations.

At June 30, 2012 and December 31, 2011, the balance of the fair value of the loans held-for-investment was $20.2 million and $22.7 million, respectively. The change in fair value included in earnings was $0.7 million and $(0.4) million during the three and six months ended June 30, 2012, respectively, compared to $0.3 million and $0.8 million for the three and six months ended June 30, 2011, respectively. Changes in fair value of the loans held-for-investment are reflected in interest income on loans on the Company's Consolidated Statements of Operations.

At June 30, 2012 and December 31, 2011, the fair value of financial liabilities, which related to the DOJ Agreement, was $19.1 million and $18.3 million, respectively, and included in other liabilities in the Consolidated Statements of Financial Condition. There was no increase recorded during the three months ended June 30, 2012 and a $0.8 million increase for the six months ended June 30, 2012, primarily representing the recognition of the periodic effect of discounting. The increase was recorded in general and administrative expense within non-interest expense on the Consolidated Statements of Operations.

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of June 30, 2012 and December 31, 2011 for assets and liabilities for which the fair value option has been elected.

	June 30, 2012			December 31, 2011
	(Dollars in thousands)
	Unpaid Principal Balance (“UPB”)	Fair Value	Fair Value Over / (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets
Nonaccrual loans:
Loans held-for-sale	$—	$—	$—	$281	$291	$10
Loans held-for-investment	2,907	2,847	(60)	2,989	2,963	(26)
Total loans	2,907	2,847	(60)	3,270	3,254	(16)
Other performing loans:
Loans held-for-sale	2,084,156	2,195,679	111,523	1,570,302	1,629,327	59,025
Loans held-for-investment	16,451	17,384	933	18,699	19,688	989
Total loans	2,100,607	2,213,063	112,456	1,589,001	1,649,015	60,014
Total loans:
Loans held-for-sale	2,084,156	2,195,679	111,523	1,570,583	1,629,618	59,035
Loans held-for-investment	19,358	20,231	873	21,688	22,651	963
Total loans	$2,103,514	$2,215,910	$112,396	$1,592,271	$1,652,269	$59,998
Liabilities
Litigation settlement	N/A (1)	$(19,100)	N/A (1)	N/A (1)	$(18,300)	N/A (1)

(1)
Remaining principal outstanding is not applicable to the litigation settlement because it does not obligate the Company to return a stated amount of principal at maturity, but instead return an amount based upon performance on the underlying terms in the Agreement.

Note 4 – Investment Securities
As of June 30, 2012 and December 31, 2011, investment securities were comprised of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2012
Securities classified as trading:
U.S. Treasury bonds	$169,988	$—	$(154)	$169,834
Securities classified as available-for-sale:
Non-agency collateralized mortgage obligations	$325,260	$—	$(20,628)	$304,632
U.S. government sponsored agencies	97,219	2,914	—	100,133
Municipal obligations	20,000	—	—	20,000
Total securities classified as available-for-sale	$442,479	$2,914	$(20,628)	$424,765
December 31, 2011
Securities classified as trading:
U.S. Treasury bonds	$291,809	$21,574	$—	$313,383
Securities classified as available-for-sale:
Non-agency collateralized mortgage obligations	401,273	—	(36,017)	365,256
U.S. government sponsored agencies	113,885	2,211	—	116,096
Total securities classified as available-for-sale	$515,158	$2,211	$(36,017)	$481,352

Trading

Securities classified as trading are comprised of AAA-rated U.S. Treasury bonds. U.S. Treasury bonds held in trading are distinguished from available-for-sale based upon the intent of the Company to use them as an economic offset against changes in the valuation of the MSR portfolio; however, these securities do not qualify as an accounting hedge.

For U.S. Treasury bonds held, the Company recorded an unrealized loss of $15.8 million and $21.7 million during the three and six months ended June 30, 2012, respectively, compared to an unrealized gain of $0.1 million during both the three and six months ended June 30, 2011, respectively. Additionally, the Company recorded a realized gain of $19.5 million on the sale of U.S. Treasury bonds for the three and six months ended June 30, 2012, compared to no sales for the same periods ending June 30, 2011.
Available-for-Sale
At June 30, 2012 and December 31, 2011, the Company had $424.8 million and $481.4 million, respectively, in securities classified as available-for-sale which were comprised of U.S. government sponsored agency and non-agency collateralized mortgage obligations (“CMOs”) and municipal obligations. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature or “other‑than‑temporary impairments” (“OTTI”) as to non‑credit related issues. If unrealized losses are, at any time, deemed to have arisen from OTTI, then the credit related portion is reported as an expense for that period.

The following table summarizes by duration the unrealized loss positions, at June 30, 2012 and December 31, 2011, on securities classified as available-for-sale.

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
Type of Security	(Dollars in thousands)
June 30, 2012
Non-agency CMOs	$279,914	9	$(20,628)	$—	—	$—
December 31, 2011
Non-agency CMOs	$318,843	10	$(34,046)	$46,413	2	$(1,971)

The unrealized losses on securities available-for-sale amounted to $20.6 million on non-agency CMOs at June 30, 2012. The unrealized losses on securities available-for-sale were $36.0 million on non-agency CMOs at December 31, 2011. These CMOs consist of interests in investment vehicles backed by residential first mortgage loans.
Generally, an investment impairment analysis is performed every three months. Before an analysis is performed, the Company reviews the general market conditions for the specific type of underlying collateral of each of the CMOs and municipal obligations; in this case, the mortgage market in general has suffered from significant losses in value. With the assistance of third party experts as deemed necessary, the Company models the expected cash flows of the underlying mortgage assets using historical factors such as default rates, current delinquency rates and estimated factors such as prepayment speed, default speed and severity speed. Next, the cash flows are modeled through the appropriate waterfall for each CMO tranche owned; the level of credit support provided by subordinated tranches is included in the waterfall analysis. The resulting cash flow of principal and interest is then utilized by management to determine the amount of credit losses by security.

The credit losses on the portfolio reflect the economic conditions present in the United States over the course of the last several years and the forecasted effect of changes in such conditions, including changes in the forecasted level of home prices. This includes high mortgage defaults, declines in collateral values and changes in homeowner behavior, such as intentionally defaulting on a note due to a home value worth less than the outstanding debt on the home (so-called “strategic defaults”).

During the three and six months ended June 30, 2012, the Company recognized $1.0 million and $2.2 million, respectively, of OTTI on CMOs, which were recognized on seven securities that had losses prior to June 30, 2012, primarily due to forecasted credit losses. At June 30, 2012, the Company had total OTTI of $50.8 million on 9 CMOs, with existing OTTI in the available-for-sale portfolio, of which $5.0 million net loss was recognized in other comprehensive income. During both the three and six months ended June 30, 2011, there was $15.6 million on additional OTTI due to credit losses on CMOs. All OTTI due to credit losses was recognized in current operations. At December 31, 2011, the cumulative amount of OTTI due to credit losses totaled $59.4 million on 11 CMOs in the available-for-sale portfolio. The impairment losses arising from credit related matters were reported in the Consolidated Statements of Operations. The following table shows the activity for OTTI credit loss.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning balance of amount related to credit losses on CMOs	$(53,998)	$(38,743)	$(59,376)	$(40,045)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the CMO	2,639	1,216	5,600	2,518
Reductions for CMOs sold during the period (realized)	1,555	—	5,147	—
Additions for the amount related to the credit loss for which an OTTI impairment was not previously recognized	(1,017)	(15,584)	(2,192)	(15,584)
Ending balance of amount related to credit losses on CMOs	$(50,821)	$(53,111)	$(50,821)	$(53,111)

Gains (losses) on the sale of U.S. government sponsored agency mortgage-backed securities available-for-sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the three and six months ended June 30, 2012 and 2011, there were no sales of agency securities with underlying mortgage products recently originated by the Bank.

Gain (losses) on sales for all other available-for-sale securities types are reported in “net gain on securities available-for-sale” in the Consolidated Statements of Operations. During the three and six months ended June 30, 2012, the Company had $19.1 million and $39.6 million, respectively, in sales of non-agency securities resulting in a gain of less than $0.1 million and $0.3 million, respectively, compared to no sales of agency and non-agency securities for the three and six months ended June 30, 2011.
At June 30, 2012 and December 31, 2011, the aggregate amount of available-for-sale securities from each of the following non-agency CMO issuers was greater than 10 percent of the Company’s stockholders’ equity.

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Name of Issuer	(Dollars in thousands)
Countrywide Home Loans	$121,677	$116,708	$134,993	$124,313
Flagstar Home Equity Loan Trust 2006-1 (1)	—	—	123,251	110,328
Total	$121,677	$116,708	$258,244	$234,641

(1)	As of March 31, 2012 , Flagstar Home Equity Loan Trust 2006-1 available-for-sale security no longer represents 10 percent of the Company's stockholders' equity.

Note 5 – Loans Held-for-Sale
Total loans held-for-sale were $2.5 billion and $1.8 billion at June 30, 2012 and December 31, 2011, respectively, and were comprised primarily of residential first mortgage loans. During the six months ended June 30, 2012, the Company sold $10.8 million of non-performing residential first mortgage loans in the held-for-sale category at a sale price which approximated carrying value.
At June 30, 2012 and December 31, 2011, $2.2 billion and $1.6 billion of loans held-for-sale were recorded at fair value, respectively. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans for which quoted market prices were available. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.

Note 6 – Loans Repurchased With Government Guarantees
Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral option to repurchase certain delinquent loans (loans past due 90 days or more) securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company must treat the loans as having been repurchased and recognize the loans as loans held-for-sale on the Consolidated Statement of Financial Condition and also recognize a corresponding liability for a similar amount. If the loans are actually repurchased, the Company transfers the loans to loans repurchased with government guarantees and eliminates the corresponding liability. At June 30, 2012, the amount of such loans actually repurchased totaled $2.0 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $83.6 million and were classified as loans held-for-sale. At December 31, 2011, the amount of such loans actually repurchased totaled $1.9 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $117.2 million and were classified as loans held-for-sale.
Substantially all of these loans continue to be insured or guaranteed by the FHA, and the Company's management believes that the reimbursement process is proceeding appropriately. On average, claims have historically been filed and paid in approximately 18 months from the date of the initial delinquency; however increasing volumes throughout the country, as well as changes in the foreclosure process in certain states and other forms of government intervention may result in changes to the historical norm. These repurchased loans earn interest at a statutory rate, which varies and is based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent.
Note 7 – Loans Held-for-Investment
Loans held-for-investment are summarized as follows.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$3,102,137	$3,749,821
Second mortgage	127,434	138,912
Warehouse lending	1,261,442	1,173,898
HELOC	198,228	221,986
Other	57,605	67,613
Total consumer loans	4,746,846	5,352,230
Commercial loans:
Commercial real estate	1,075,015	1,242,969
Commercial and industrial	569,288	328,879
Commercial lease financing	159,108	114,509
Total commercial loans	1,803,411	1,686,357
Total consumer and commercial loans held-for-investment	6,550,257	7,038,587
Less allowance for loan losses	(287,000)	(318,000)
Loans held-for-investment, net	$6,263,257	$6,720,587

For the three and six months ended June 30, 2012, the Company transferred $5.3 million and $18.5 million, respectively, in loans held-for-sale to loans held-for-investment. The loans transferred were carried at fair value, and will continue to be reported at fair value while classified as held-for-investment. During the three and six months ended June 30, 2011, the Company transferred $5.4 million and $12.5 million, respectively, in loans held-for-sale to loans to held-for-investment.

The Company’s commercial leasing activities consist primarily of equipment leases. Generally, lessees are responsible for all maintenance, taxes, and insurance on leased properties. The following table lists the components of the net investment in financing leases.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Total minimum lease payment to be received	$159,445	$115,216
Estimated residual values of lease properties	9,951	6,967
Unearned income	(12,356)	(8,894)
Net deferred fees and other	2,068	1,220
Net investment in commercial financing leases	$159,108	$114,509

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

Nonperforming commercial and commercial real estate loans are considered to be impaired and typically have an allowance allocated based on the underlying collateral's appraised value, less management's estimates of costs to sell. In estimating the fair value of collateral, the Company utilizes outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans. Appraisals are updated at least annually but may be obtained more frequently if changes to the property or market conditions warrant.
Impaired residential loans include loan modifications considered to be TDRs and certain nonperforming loans that have been charged-down to collateral value. Fair value of nonperforming residential mortgage loans, including redefaulted TDRs and certain other severely past due loans, is based on the underlying collateral's value obtained through appraisals or broker's price opinions, updated at least semi-annually, less management's estimates of cost to sell. The allowance allocated to TDRs performing under the terms of their modification is typically based on the present value of the expected future cash flows discounted at the loan's effective interest rate, on a pooled basis, as these loans are not considered to be collateral dependent.

For those loans not individually evaluated for impairment, management has sub-divided the commercial and consumer loans into homogeneous portfolios.

As part of the Company's ongoing risk assessment process which remains focused on the impacts of the current economic environment and the related borrower repayment behavior on the Company's credit performance, management continues to back test and validate the results of quantitative and qualitative modeling of the risk in loans held-for-investment portfolio, in efforts to use the best quality information available. This is consistent with the expectations of the Bank's primary regulator and a continuing evaluation of the performance dynamics within the mortgage industry. As a result of an analysis completed during the first quarter 2012, the Company determined it was appropriate to make refinements to its allowance for loan loss methodology and related model. Such refinements included improved risk segmentation and quantitative analysis, and enhancements to and alignment of the qualitative risk factors.
The impact of the refinements adopted during the first quarter 2012 resulted in an increase to the Company's allowance for loan loss of $59.0 million in the consumer portfolio and $11.0 million in the commercial portfolio.
The following key refinements were made:
First, the Company utilized refined segmentation and more formal qualitative factors during the first quarter 2012, which resulted in an increase in the adjusted historical factors used to calculate the ASC 450-20 allowance related to the consumer portfolio. Historically, the Company segmented the population of consumer loans held-for-investment (“LHFI”) by product type and by delinquency status for purposes of estimating an adequate allowance for loan losses. The Company performed a thorough analysis of the largest product type, residential first mortgage loans, to assess the relative reliability of its risk segmentation in connection with the ability to detect losses inherent in the portfolio, and determined that there was a higher correlation of loan losses to LTV ratios than to delinquency status. As a result, the Company refined the process to use LTV segmentation, rather than product and delinquency segmentation, as the more appropriate consumer residential loan characteristic in determining the related allowance for loan losses.

Additionally, the Company created a more formal process and framework surrounding the qualitative factors and better aligned the factors with regulatory guidance and the changes in the mortgage environment. The Company formally implemented a qualitative factor matrix related to each loan class in the consumer portfolio in the first quarter 2012, which includes the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, changes in concentrations of credit, and other external factor changes. These factors are used to reflect changes in the collectability of the portfolio not captured by the historical loss rates. As such, the qualitative factors supplement actual loss experience and allow the Company to better estimate the loss within the loan portfolios based upon market and other indicators. Qualitative factors are analyzed to determine a quantitative impact of each factor which adjusts the historical loss rate. Adjusted historical loss rates are then used in the calculation of the allowance for loan losses. The adjusted historical loss rates in 2012 were higher than those used in the calculation of the consumer allowance for loan losses in 2011, thereby resulting in an increase to the 2012 level of allowance for loan losses.

Second, to allow the Company the appropriate amount of time to analyze portfolio statistics and allow for the appropriate validation of the reasonableness of the new qualitative factors, management adjusted the historical look back period for loss rates to lag a quarter (as compared to the previous policy of a month). This adjustment resulted in a decrease to the 2012 level of allowance for loan losses, as compared to the 2011 level of allowance for loan losses, partially offsetting the increase resulting from the refined segmentation.

Third, the commercial loan portfolio was segmented into commercial “legacy” loans (loans originated prior to January 1, 2011) and commercial “new” loans (loans originated on or after January 1, 2011) while still retaining the segmentation by product type. Due to the changes in the Company's strategy and to changes in underwriting and origination practices and controls related to that strategy, the Company determined the refined segmentation better reflected the dynamics in the two portfolios. The loss rates attributed to the “legacy” portfolio are based on historical losses of this segment. Due to the brief period of time that loans in the “new” portfolio were outstanding, and thus the absence of a sufficient loss history for that portfolio, the Company had used loss data from a third party data aggregation firm (adjusting for our qualitative factors) as a proxy for estimating an allowance for loan losses on the “new” portfolio. As a refinement in the first quarter 2012, the Company separately identified a population of commercial banks with similar size balance sheets (and loan portfolios) to serve as our peer group. The Company now uses this peer group's publicly available historical loss data (adjusted for our qualitative factors) as a new proxy for loss rates used to determine the allowance for loan losses on the “new” commercial portfolio. This refined segmentation resulted in an increase to the 2012 level of allowance for loan losses, as compared to the 2011 level of allowance for loan losses.

Fourth, as a result of these refinements (in addition to the refinements noted below), the Company has determined that it no longer requires an unallocated portion of allowance for loan losses. The Company expects to review these models on an ongoing basis and update them as appropriate to reflect then-current industry conditions, heightened access to enhanced loss data, and refinements based upon continuous back testing of the allowance for loan losses model. This change to the unallocated reserve resulted in a decrease to the 2012 level of allowance for loan losses, as compared to the 2011 level of allowance for loan losses.

Lastly, part of the increase in allowance for loan losses was a result of the TDR refinement. Historically, the Company performed impairment analysis on TDRs by using the discounted cash flows method on a portfolio or pooled approach when the TDRs were not deemed collateral dependent. During the fourth quarter 2011, the Company adopted a strategic focus that improved loss mitigation processes so that the Company could continue the rate of loan modifications and other loss mitigation activities. Due to the emphasis on loss mitigation activities, the Company implemented new procedures relating to “new” TDRs (loans that were designated TDRs generally beginning on or after October 1, 2011) to capture the necessary data to perform the impairment analysis on a portfolio level. Such data was not previously available and currently continues to not be available for loans designated as TDRs prior to September 30, 2011. This data is now being captured in part due to the loan servicing system conversion in late 2011. As such, for a significant percentage of “new” TDRs, management was able to perform the impairment calculation on a portfolio basis. Given data constraints the “old” TDR portfolio as of December 31, 2011, is still utilizing the pooled approach. This refinement resulted in an increase to the 2012 level of allowance for loan losses, as compared to the 2011 level of allowance for loan losses. The Company expects to continue to refine this process for operational efficiency purposes that will allow for periodic review and updates of impairment data of all TDRs grouped by similar risk characteristics.

The allowance for loan losses by class of loan is summarized in the following tables.

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
For the Three Months Ended June 30, 2012
Beginning balance allowance for loan losses	$158,661	$19,067	$1,824	$14,778	$2,593	$71,470	$9,953	$2,654	$281,000
Charge-offs	(22,570)	(4,057)	—	(4,257)	(728)	(31,277)	(23)	—	(62,912)
Recoveries	6,582	1,039	—	93	395	2,344	31	—	10,484
Provision	33,043	4,034	(268)	7,239	325	15,870	(1,453)	(362)	58,428
Ending balance allowance for loan losses	$175,716	$20,083	$1,556	$17,853	$2,585	$58,407	$8,508	$2,292	$287,000
For the Three Months Ended June 30, 2011
Beginning balance allowance for loan losses	$128,038	$22,095	$2,017	$19,367	$5,180	$92,404	$1,648	$251	$271,000
Charge-offs	(9,441)	(6,138)	(288)	(4,925)	(507)	(25,957)	(9)	—	(47,265)
Recoveries	342	344	—	443	290	462	—	—	1,881
Provision	26,088	3,796	(109)	3,806	(22)	14,219	681	(75)	48,384
Ending balance allowance for loan losses	$145,027	$20,097	$1,620	$18,691	$4,941	$81,128	$2,320	$176	$274,000
For the Six Months Ended June 30, 2012
Beginning balance allowance for loan losses	$179,218	$16,666	$1,250	$14,845	$2,434	$96,984	$5,425	$1,178	$318,000
Charge-offs	(118,002)	(9,340)	—	(10,676)	(1,918)	(76,310)	(1,604)	—	(217,850)
Recoveries	7,132	1,288	—	350	607	4,336	36	—	13,749
Provision	107,368	11,469	306	13,334	1,462	33,397	4,651	1,114	173,101
Ending balance allowance for loan losses	$175,716	$20,083	$1,556	$17,853	$2,585	$58,407	$8,508	$2,292	$287,000
For the Six Months Ended June 30, 2011
Beginning balance allowance for loan losses	$119,400	$25,186	$4,171	$24,819	$5,445	$93,437	$1,542	$—	$274,000
Charge-offs	(12,543)	(11,916)	(288)	(9,988)	(1,346)	(45,246)	(57)	—	(81,384)
Recoveries	827	1,210	5	929	529	1,191	—	—	4,691
Provision	37,343	5,617	(2,268)	2,931	313	31,746	835	176	76,693
Ending balance allowance for loan losses	$145,027	$20,097	$1,620	$18,691	$4,941	$81,128	$2,320	$176	$274,000

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
June 30, 2012
Loans held-for-investment
Individually evaluated (1)	$755,580	$16,575	$275	$438	$83	$176,370	$91	$—	$949,412
Collectively evaluated (2)	2,346,557	110,859	1,261,167	197,790	57,522	898,645	569,197	159,108	5,600,845
Total loans	$3,102,137	$127,434	$1,261,442	$198,228	$57,605	$1,075,015	$569,288	$159,108	$6,550,257
Allowance for loan losses
Individually evaluated (1)	$99,829	$5,429	$—	$2,780	$83	$9,704	$23	$—	$117,848
Collectively evaluated (2)	75,887	14,654	1,556	15,073	2,502	48,703	8,485	2,292	169,152
Total allowance for loan losses	$175,716	$20,083	$1,556	$17,853	$2,585	$58,407	$8,508	$2,292	$287,000
December 31, 2011
Loans held-for-investment
Individually evaluated (1)	$744,604	$14,237	$307	$1,775	$2	$207,144	$2,402	$—	$970,471
Collectively evaluated (2)	3,005,217	124,675	1,173,591	220,211	67,611	1,035,825	326,477	114,509	6,068,116
Total loans	$3,749,821	$138,912	$1,173,898	$221,986	$67,613	$1,242,969	$328,879	$114,509	$7,038,587
Allowance for loan losses
Individually evaluated (1)	$113,569	$4,738	$—	$1,775	$2	$53,146	$1,588	$—	$174,818
Collectively evaluated (2)	65,649	11,928	1,250	13,070	2,432	43,838	3,837	1,178	143,182
Total allowance for loan losses	$179,218	$16,666	$1,250	$14,845	$2,434	$96,984	$5,425	$1,178	$318,000

(1)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

(2)
Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.

The following table presents an age analysis of past due loans by class of loan.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Investment Loans	90 Days and Still Accruing
	(Dollars in thousands)
June 30, 2012
Consumer loans:
Residential first mortgage	$55,590	$22,252	$282,898	$360,740	$2,741,397	$3,102,137	$—
Second mortgage	1,632	589	6,147	8,368	119,066	127,434	—
Warehouse lending	—	—	28	28	1,261,414	1,261,442	—
HELOC	4,204	1,756	4,126	10,086	188,142	198,228	—
Other	697	165	275	1,137	56,468	57,605	9
Total consumer loans	62,123	24,762	293,474	380,359	4,366,487	4,746,846	9
Commercial loans:
Commercial real estate	1,718	2,345	138,069	142,132	932,883	1,075,015	5,486
Commercial and industrial	1	—	56	57	569,231	569,288	—
Commercial lease financing	—	—	—	—	159,108	159,108	—
Total commercial loans	1,719	2,345	138,125	142,189	1,661,222	1,803,411	5,486
Total loans	$63,842	$27,107	$431,599	$522,548	$6,027,709	$6,550,257	$5,495
December 31, 2011
Consumer loans:
Residential first mortgage	$74,934	$37,493	$372,514	$484,941	$3,264,880	$3,749,821	$—
Second mortgage	1,887	1,527	6,236	9,650	129,262	138,912	—
Warehouse lending	—	—	28	28	1,173,870	1,173,898	—
HELOC	5,342	2,111	7,973	15,426	206,560	221,986	—
Other	1,507	471	611	2,589	65,024	67,613	34
Total consumer loans	83,670	41,602	387,362	512,634	4,839,596	5,352,230	34
Commercial loans:
Commercial real estate	7,453	12,323	99,335	119,111	1,123,858	1,242,969	5,536
Commercial and industrial	11	62	1,670	1,743	327,136	328,879	65
Commercial lease financing	—	—	—	—	114,509	114,509	—
Total commercial loans	7,464	12,385	101,005	120,854	1,565,503	1,686,357	5,601
Total loans	$91,134	$53,987	$488,367	$633,488	$6,405,099	$7,038,587	$5,635

Loans on which interest accruals have been discontinued totaled approximately $426.1 million and $482.7 million at June 30, 2012 and December 31, 2011, respectively. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $5.8 million and $10.6 million during the three and six months ended June 30, 2012, respectively, compared to $5.7 million and $11.1 million during the three and six months ended June 30, 2011.
Loan Modifications

A portion of the Company's residential first mortgages have been modified under Company-developed programs. These programs first require an extension of term followed by a reduction of the interest rate. During the six months ended June 30, 2012, 695 accounts with an aggregate balance of $188.2 million residential first mortgage loans have been modified and were still outstanding. For the year ended December 31, 2011, 489 accounts with an aggregate balance of $181.0 million residential first mortgage loans have been modified and were still outstanding.
At June 30, 2012 and December 31, 2011, approximately $8.5 million and $47.2 million, respectively, in commercial loan balances had been modified, primarily consisting of commercial real estate loans.
Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable period of time subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year in which historical payment performance on the restructured note has been established. At June 30, 2012 and December 31, 2011, there was approximately $10.0 million and $21.8 million, respectively, in carrying amount representing eight and ten A/B structures, respectively.
Troubled Debt Restructurings
The following table provides a summary of TDRs by type and performing status.

	TDRs
	Performing	Non-performing	Total
June 30, 2012	(Dollars in thousands)
Consumer loans: (1)
Residential first mortgage	$561,639	$122,299	$683,938
Second mortgage	12,448	3,881	16,329
Other consumer	272	132	404
Total consumer loans	574,359	126,312	700,671
Commercial loans: (2)
Commercial real estate	1,703	6,776	8,479
Commercial and industrial	35	—	35
Total commercial loans	1,738	6,776	8,514
Total TDRs	$576,097	$133,088	$709,185

December 31, 2011
Consumer loans: (1)
Residential first mortgage	$488,896	$165,655	$654,551
Second mortgage	10,542	1,419	11,961
Other consumer	—	2	2
Total consumer loans	499,438	167,076	666,514
Commercial loans: (2)
Commercial real estate	17,737	29,509	47,246
Total TDRs	$517,175	$196,585	$713,760

(1)	The allowance for loan losses on consumer TDR loans totaled $102.0 million and $85.2 million at June 30, 2012 and December 31, 2011, respectively.

(2)	The allowance for loan losses on commercial TDR loans totaled $0.6 million and $32.2 million at June 30, 2012 and December 31, 2011, respectively.
TDRs returned to performing (accrual) status totaled $3.3 million and $25.7 million during the three and six months ended June 30, 2012, respectively, and are excluded from non-performing loans, compared to $3.5 million and $18.5 million during the three and six months ended June 30, 2011. TDRs that have demonstrated a period of at least six months of consecutive performance under the modified terms, are returned to performing (i.e., accrual) status and are excluded from non-performing loans. Although these TDRs have been returned to performing status, they will still continue to be classified as impaired until they are repaid in full, or foreclosed and sold, and included as such in the tables within "repossessed assets." At June 30, 2012 and December 31, 2011, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, but instead give rise to potential incremental losses. Such losses are factored into the Company's allowance for loan losses estimate. Once a loan becomes a TDR, it will continue to be reported as a TDR, regardless of performance, until it is ultimately repaid in full, sold, or foreclosed upon. The impairment of TDRs is measured in accordance with ASC 310-10 (see the table below presenting impaired loans with change in allowance upon modification). Management uses the pooling method to measure impairment under ASC 310-10 for certain loans in its portfolio and also individually measures impairment under ASC 310-10 for other loans in the portfolio depending on the risk characteristics underlying the loan and the availability of data. Management expects to continue to refine this process for operational efficiency purposes that will allow for periodic review and updates of impairment data of TDRs grouped by similar risk characteristics. The Company measures impairment using the discounted cash flow method for performing TDRs and measures impairment based on collateral values for re-defaulted TDRs. The Company has allocated reserves in the allowance for loan loss for the TDR portfolio of $102.6 million and $117.4 million at June 30, 2012, and December 31, 2011, respectively.

The following table presents the three and six months ended June 30, 2012 and 2011 number of accounts, pre-modification unpaid principal balance, and post-modification unpaid principal balance that were new modified TDRs during the three and six months ended June 30, 2012. In addition, the table presents the number of accounts and unpaid principal balance of loans that have subsequently defaulted during the three and six months ended June 30, 2012 and 2011 that had been modified in a TDR during the 12 months preceding each quarterly period. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted as of greater than 90 days past due.

For the Three Months Ended June 30, 2012	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
		(Dollars in thousands)
New TDRs
Residential first mortgages	255	$80,109	$83,545	$14,834
Second mortgages	73	3,688	3,196	(44)
Other consumer	13	524	403	7
Total TDR loans	341	$84,321	$87,144	$14,797

TDRs that subsequently defaulted in previous 12 months (2)	Number of Accounts	Unpaid Principal Balance		Increase in Allowance at Subsequent Default
Residential first mortgages	15		$4,216	$1,182
Second mortgages	5		293	256
Total TDR loans	20		$4,509	$1,438

For the Three Months Ended June 30, 2011	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
New TDRs
Residential first mortgages	57	$14,828	$15,342	$90
Second mortgages	7	503	507	—
Commercial real estate	1	1,129	1,129	—
Total TDR loans	65	$16,460	$16,978	$90

TDRs that subsequently defaulted in previous 12 months (2)	Number of Accounts	Unpaid Principal Balance		Increase in Allowance at Subsequent Default
Residential first mortgages	54		$21,478	$327
Second mortgages	4		369	—
Commercial real estate	1		85	—
Total TDR loans	59		$21,932	$327

For the Six Months Ended June 30, 2012	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
New TDRs
Residential first mortgages	536	$180,917	$184,200	$23,323
Second mortgages	148	9,207	6,407	(156)
Other consumer	19	779	637	9
Total TDR loans	703	$190,903	$191,244	$23,176

TDRs that subsequently defaulted in previous 12 months (2)	Number of Accounts	Unpaid Principal Balance		Increase in Allowance at Subsequent Default
Residential first mortgages	25		$6,460	$1,403
Second mortgages	5		293	256
Total TDR loans	30		$6,753	$1,659

For the Six Months Ended June 30, 2011	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
New TDRs
Residential first mortgages	189	$54,622	$56,136	$1,004
Second mortgages	21	1,334	1,346	(1)
Commercial real estate	6	11,558	8,803	(1,011)
Total TDR loans	216	$67,514	$66,285	$(8)

TDRs that subsequently defaulted in previous 12 months (2)	Number of Accounts	Unpaid Principal Balance		Increase in Allowance at Subsequent Default
Residential first mortgages	110		$41,750	$987
Second mortgages	8		786	—
Commercial real estate	1		85	—
Total TDR loans	119		$42,621	$987

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date.
The following table presents impaired loans with no related allowance and with an allowance recorded.

	June 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Consumer loans:
Residential first mortgage loans	$137,675	$227,523	$—	$45,604	$45,604	$—
Second mortgage	1,564	1,564	—	—	—	—
Warehouse lending	275	869	—	307	869	—
Commercial loans:
Commercial real estate	119,500	179,988	—	47,564	49,156	—
	$259,014	$409,944	$—	$93,475	$95,629	$—
With an allowance recorded:
Consumer loans:
Residential first mortgage	$617,903	$617,488	$99,829	$699,000	$699,000	$113,569
Second mortgage	15,012	15,914	5,429	14,237	14,237	4,738
HELOC	438	1,808	2,780	1,775	1,775	1,775
Other consumer	83	83	83	2	2	2
Commercial loans:
Commercial real estate	56,871	73,535	9,704	159,581	166,874	53,145
Commercial and industrial (1)	91	162	23	2,402	2,402	1,588
	$690,398	$708,990	$117,848	$876,997	$884,290	$174,817
Total
Consumer loans:
Residential first mortgage	$755,578	$845,011	$99,829	$744,604	$744,604	$113,569
Second mortgage	16,576	17,478	5,429	14,237	14,237	4,738
Warehouse lending	275	869	—	307	869	—
HELOC	438	1,808	2,780	1,775	1,775	1,775
Other consumer	83	83	83	2	2	2
Commercial loans:
Commercial real estate	176,371	253,523	9,704	207,145	216,030	53,145
Commercial and industrial (1)	91	162	23	2,402	2,402	1,588
Total impaired loans	$949,412	$1,118,934	$117,848	$970,472	$979,919	$174,817

(1)	These impaired loans are from originations prior to 2011.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012		2011		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$733,728	$28,434	$578,891	$6,409	$737,353	$35,638	$585,348	$12,135
Second mortgage	15,742	302	13,380	149	15,240	484	13,391	288
Warehouse lending	291	—	—	—	296	—	—	—
HELOC	255	1	13	—	762	4	17	—
Other consumer	42	—	—	—	29	—	—	—
Commercial loans:
Commercial real estate	175,308	588	200,730	1,925	185,920	1,903	206,807	3,739
Commercial and industrial (1)	138	1	1,617	—	892	5	1,617	372
Total impaired loans	$925,504	$29,326	$794,631	$8,483	$940,492	$38,034	$807,180	$16,534

(1)	These impaired loans are from originations prior to 2011.

The Company utilizes an internal risk rating system which is applied to all commercial and commercial real estate credits. Management conducts periodic examinations which serve as an independent verification of the accuracy of the ratings assigned. Loan grades are based on different factors within the borrowing relationship: entity sales, debt service coverage, debt/total net worth, liquidity, balance sheet and income statement trends, management experience, business stability, financing structure of the deal, and financial reporting requirements. The underlying collateral is also rated based on the specific type of collateral and corresponding liquidity. The combination of the borrower and collateral risk ratings result in the final rating for the borrowing relationship. Descriptions of the Company's internal risk ratings as they relate to credit quality are as follows.

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

Substandard. Assets identified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. For HELOC loans and other consumer loans, the Company evaluates credit quality based on the aging and status of payment activity and includes all non-performing loans.

Doubtful. Assets identified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. The possibility of a loss on a doubtful asset is high. However, due to important and reasonably specific pending factors, which may work to strengthen (or weaken) the asset, its classification as an estimated loss is deferred until its more exact status can be determined.

Commercial Credit Exposure	As of June 30, 2012
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade:
Pass	$557,198	$560,307	$151,993	$1,269,498
Special mention/watch	270,820	8,344	7,115	286,279
Substandard	246,997	637	—	247,634
Total loans	$1,075,015	$569,288	$159,108	$1,803,411

Consumer Credit Exposure	As of June 30, 2012
	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total
	(Dollars in thousands)
Grade:
Pass	$2,241,918	$108,500	$1,177,674	$192,165	$57,164	$3,777,421
Special mention/watch	577,321	12,787	83,463	1,937	166	675,674
Substandard	282,898	6,147	305	4,126	275	293,751
Total loans	$3,102,137	$127,434	$1,261,442	$198,228	$57,605	$4,746,846

Commercial Credit Exposure	As of December 31, 2011
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade:
Pass	$702,641	$324,920	$114,509	$1,142,070
Special mention/watch	347,440	1,595	—	349,035
Substandard	192,853	2,364	—	195,217
Doubtful	35	—	—	35
Total loans	$1,242,969	$328,879	$114,509	$1,686,357

Consumer Credit Exposure	As of December 31, 2011
	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total
	(Dollars in thousands)
Grade:
Pass	$3,430,894	$132,671	$1,173,591	$213,912	$67,002	$5,018,070
Substandard	318,927	6,241	307	8,074	611	334,160
Total loans	$3,749,821	$138,912	$1,173,898	$221,986	$67,613	$5,352,230

Note 8 – Pledged Assets
The Company has pledged certain securities and loans to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the FHLB of Indianapolis and others. The following table details pledged asset by asset class, and the carrying value of pledged investments and the investments maturities.

	June 30, 2012		December 31, 2011
	Carrying Value	Investment Maturities	Carrying Value	Investment Maturities
	(Dollars in thousands)
Cash pledged for letter of credit	$14,555	—	$14,546	—
Cash pledged in conjunction with derivative activities	108,987	—	—	—
Securities classified as trading:
U.S. Treasury bonds	86,430	2014	184,601	Various
Securities classified as available-for-sale:
Non-agency collateralized mortgage obligation securities obligations	100,306	2036	110,328	2036
Loans:
Residential first mortgage loans	4,099,154	Various	4,444,186	Various
Second mortgage loans	106,945	Various	128,113	Various
HELOC loans	174,602	Various	33,505	Various
Commercial loans	484,861	Various	504,579	Various
Loans repurchased with government guarantees	1,633,462	Various	1,741,857	Various
Totals	$6,809,302		$7,161,715
Note 9 – Private-Label Securitization Activity

The Company previously participated in four private-label securitizations of financial assets involving two HELOC loan transactions and two second mortgage loan transactions. In each of these securitizations, the financial assets were derecognized by the Company upon transfer to the securitization trusts, which then issued and sold mortgage-backed securities to third party investors. The Company relinquished control over the loans at the time the financial assets were transferred to the securitization trusts and the Company recognized a gain on the sale of the transferred assets.

In December 2005 and December 2006, the Company participated in non-agency HELOC securitizations (the “FSTAR 2005-1 HELOC Securitization” and the "FSTAR 2006-2 HELOC Securitization," respectively) in the amount of $600.0 million and $302.2 million, respectively. As a result of these securitizations, the Company recorded assets of $26.1 million and $11.2 million in residual interests, respectively. The offered securities in the two HELOC securitizations were both guaranteed by Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. ("Assured").

In April 2006, the Company completed a $400.0 million securitization transaction involving fixed second mortgage loans that the Company held at the time in its investment portfolio. The transaction was treated as a recharacterization of loans held for investment to mortgage-backed securities held to maturity and, therefore, no gain on sale was recorded. As of June 30, 2012, the Company still holds this mortgage securitization in available-for-sale investment securities.
In addition, in March 2007, the Company completed a $620.9 million non-agency securitization transaction involving closed-ended, fixed and adjustable rate second mortgage loans and recorded $22.6 million in residual interests and servicing assets. In June 2007, the Company completed a secondary closing for $98.2 million and recorded an additional $4.2 million in residual interests. The offered securities in the two second mortgage loan securitizations were both guaranteed by MBIA Insurance Corporation.
The Company has not engaged in any private-label securitization activity since 2007.
In connection with the four private-label securitizations, the Company's retained interests in the securitized mortgage loans and trusts, which generally consisted of residual interests, transferor's interests, and servicing assets. The residual interests represent the present value of future cash flows expected to be received by the Company. Residual interests are accounted for at fair value and are included as securities classified as trading in the Consolidated Statements of Financial Condition. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the Consolidated Statements of Operations. At June 30, 2012, the Company’s residual interests have been deemed to have no value and have been written off. The transferor’s interests represent draws on the HELOCs subsequent to them being sold to the trusts that were funded by the Bank rather than being purchased by the securitization trusts. The transferor's interest relating to the FSTAR 2006-2 HELOC Securitization has been fully reserved for and the FSTAR 2005-1 HELOC Securitization has been partially reserved for. The transferor’s interests are included in loans held-for-investment in the Consolidated Statements of Financial Condition. At June 30, 2012, the Company no longer serviced any of the loans that were sold to the private-label securitization trusts, and therefore had no servicing assets accounted for on an amortized cost method.
The following table sets forth certain characteristics of each of the HELOC securitizations at their inception and the current characteristics as of and for the six month period ended June 30, 2012.

	2005-1		2006-2
	At Inception	Current Levels	At Inception	Current Levels
HELOC Securitizations	(Dollars in thousands)
Number of loans	8,155	2,403	4,186	1,844
Aggregate principal balance	$600,000	$107,674	$302,182	$110,617
Average principal balance	$55	$45	$72	$60
Weighted average fully indexed interest rate	8.43%	5.74%	9.43%	6.46%
Weighted average original term	120 months	120 months	120 months	120 months
Weighted average remaining term	112 months	36 months	112 months	50 months
Weighted average original credit score	722	718	715	720
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

	June 30, 2012		December 31, 2011
	FSTAR 2005-1	FSTAR 2006-2	FSTAR 2005-1	FSTAR 2006-2
Summary of Transferor’s Interest by Securitization	(Dollars in thousands)
Total draw contribution	$35,591	$51,297	$35,430	$51,265
Additional balance increase amount (1)	$25,949	$28,868	$26,567	$29,964
Transferor’s interest ownership percentage	23.38%	25.53%	22.18%	24.49%
Fair value of transferor’s interests	$7,660	$—	$9,594	$—
Transferor’s interest reserve	$301	$147	$309	$643

(1)    Additional draws on lines of credit for which the Company receives a beneficial interest in the Trust.

FSTAR 2005-1 HELOC Securitization. At June 30, 2012 and December 31, 2011, outstanding claims due to the note insurer were $15.6 million and $14.4 million, respectively, and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the fair value/carrying amount of the transferor’s interest was $7.7 million and $9.6 million, respectively. The Company recorded a liability to reflect the expected liability arising from losses on future draws associated with this securitization, of which $0.3 million remained at June 30, 2012. In determining this liability, the Company assumed (i) no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 70.5 percent.

FSTAR 2006-2 HELOC Securitization. At June 30, 2012 and December 31, 2011, outstanding claims due to the note insurer were $86.3 million and $82.7 million, respectively, and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, there was no carrying amount of the transferor’s interest. The Company recorded a liability of $7.6 million to reflect the expected liability arising from losses on future draws associated with this securitization, of which $0.1 million remained at June 30, 2012. In determining this liability, the Company (i) assumed no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 100 percent.

The following table outlines the Company’s expected losses on future draws on loans in FSTAR 2005-1 and FSTAR 2006-2 at June 30, 2012.

	Unfunded Commitments (1)	Expected Future Draws as % of Unfunded Commitments (2)	Expected Future Draws (3)	Expected Loss (4)	Potential Future Liability (5)
	(Dollars in thousands)
FSTAR 2005-1 HELOC Securitization	$3,089	14.5%	$447	70.5%	$315
FSTAR 2006-2 HELOC Securitization	526	27.9%	147	100.0%	147
Total	$3,615		$594		$462

(1)	Unfunded commitments represent the amounts currently fundable at the dates indicated because the underlying borrowers’ lines of credit are still active.

(2)	Expected future draws on unfunded commitments represents the historical draw rate within the securitization.

(3)	Expected future draws reflects unfunded commitments multiplied by expected future draws percentage.

(4)	Expected losses represent an estimated reduction in carrying value of future draws.
(5)Potential future liability reflects expected future draws multiplied by expected losses.

Assured Litigation

In 2009 and 2010, the Bank received repurchase demands from Assured, with respect to HELOCs that were sold by the Bank in connection with the HELOC securitizations. Assured is the note insurer for each of the two HELOC securitizations completed by the Bank. The Bank provided detailed rebuttals to these demands. In April 2011, Assured filed a lawsuit against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it had paid under the respective insurance policy (which amounts were estimated by Assured to be in excess of $80 million), plus interest and costs. Subsequently, the court dismissed Assured's claims for indemnification and reimbursement, but allowed the case to proceed on the breach of contract claims (limited to those related to enforcing the Bank's “cure or repurchase” obligations). The court also granted the Bank's motion for reconsideration requesting that damages, if any, be paid to the securitization trust as opposed to Assured, and held that the ruling on the Bank's argument with respect to damages is limited to its motion to dismiss, and therefore not meant to be the law of the case. The case was continued until October 2012.
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

	FSTAR 2005-1	FSTAR 2006-2	Total
June 30, 2012	(Dollars in thousands)
Notional amount of unfunded commitments (1)	$32,640	$28,740	$61,380
Less: Frozen or suspended unfunded commitments	29,551	28,214	57,765
Unfunded commitments still active	3,089	526	3,615
December 31, 2011
Notional amount of unfunded commitments (1)	$33,226	$31,257	$64,483
Less: Frozen or suspended unfunded commitments	29,454	29,667	59,121
Unfunded commitments still active	3,772	1,590	5,362

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
The following table summarizes the Company's consumer servicing portfolio and the balance of retained assets with credit exposure, which includes residential interests that are included as securities classified as trading and unreimbursed HELOC draws that are included in loans held-for-investment.

	June 30, 2012		December 31, 2011
	Amount of Loans Serviced	Balance of Retained Assets With Credit Exposure	Amount of Loans Serviced	Balance of Retained Assets With Credit Exposure
	(Dollars in thousands)
Private-Label securitizations	$—	$7,660	$—	$9,594

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
Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$596,830	$635,122	$510,475	$580,299
Additions from loans sold with servicing retained	126,691	38,254	238,175	88,954
Reductions from bulk sales (1)	—	(47,135)	(18,202)	(47,135)
Changes in fair value due to:
Payoffs (2)	(29,165)	(13,945)	(55,997)	(28,466)
All other changes in valuation inputs or assumptions (3)	(55,491)	(34,895)	(35,586)	(16,251)
Fair value of MSRs at end of period	$638,865	$577,401	$638,865	$577,401
Unpaid principal balance of residential first mortgage loans serviced for others	$76,192,099	$57,087,989	$76,192,099	$57,087,989

(1)
Includes bulk sales related to underlying serviced loans totaling zero and $2.4 billion for the three and six months ended June 30, 2012, respectively, compared to $4.7 billion for both the three and six months ended June 30, 2011.

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
The key economic assumptions used in determining the fair value of those MSRs capitalized during the three and six months ended June 30, 2012 and 2011 periods were as follows.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Weighted-average life (in years)	6.1	6.8	6.1	6.5
Weighted-average constant prepayment rate	14.5%	14.9%	14.8%	15.8%
Weighted-average discount rate	7.1%	8.4%	7.0%	8.2%
The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows.

	June 30, 2012	December 31, 2011
Weighted-average life (in years)	5.0	4.5
Weighted-average constant prepayment rate	19.1%	21.6%
Weighted-average discount rate	7.4%	7.2%

Contractual servicing fees. Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income on the Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Residential first mortgage	$50,610	$42,727	$98,937	$86,314
Other	133	35	306	68
Total	$50,743	$42,762	$99,243	$86,382
Note 11 – Derivative Financial Instruments

The Company follows the provisions of derivatives and hedging accounting guidance, which require it to recognize all derivative instruments on the Consolidated Statements of Financial Condition at fair value. The following derivative financial instruments were identified and recorded at fair value as of June 30, 2012 and December 31, 2011.

•	Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sale contracts;

•	Rate lock commitments;

•	Interest rate swap agreements; and

•	U.S. Treasury futures and options.

The Company hedges the risk of overall changes in fair value of loans held-for-sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Company recognized a pre-tax gain of $17.0 million and $58.1 million for the three and six months ended June 30, 2012, respectively, compared to a pre-tax loss of $(6.5) million and $(47.5) million for the three and six months ended June 30, 2011, respectively, on hedging activity relating to loan commitments and loans held-for-sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchases of forward contracts on securities of Fannie Mae and Freddie Mac and the purchase/sale of U.S. Treasury futures contracts on U.S. Treasury futures contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs. The Company recognized a gain of $58.9 million and $56.2 million for the three and six months ended June 30, 2012, respectively, compared to a gain of $36.6 million and $28.2 million for the three and six months ended June 30, 2011, respectively, on MSR fair value hedging activities. The Company does not apply hedge accounting, as prescribed in ASC 815: Derivatives and Hedging to any derivatives.

The Company uses a combination of derivatives (U.S. Treasury futures, swap futures, and “to be announced” forwards) and certain trading securities to hedge the MSRs. For accounting purposes, these hedges represent economic hedges of the MSR asset with both the hedges and the MSR asset carried at fair value on the balance sheet. Certain hedging strategies that we use to manage our investment in MSRs may be ineffective to fully offset changes in the fair value of such asset due to changes in interest rates and market liquidity. As both the hedges and the MSR asset are carried at fair value on the balance sheet, any hedge ineffectiveness is recognized in current period earnings.
The Company writes and purchases interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated trading derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure. Customer-initiated trading derivatives are tailored to meet the needs of the counterparties involved and, therefore, contain a greater degree of credit risk and liquidity risk than exchange-traded contracts, which have standardized terms and readily available price information. The Company mitigates most of the inherent market risk of customer-initiated interest rate swap contracts by taking offsetting positions. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts have nearly identical notional values, terms and indices. These limits are established annually and reviewed quarterly. Interest rate swaps are agreements in which two parties periodically exchange fixed cash payments for variable payments based on a designated market rate or index, or variable payments based on two different rates or indices, applied to a specified notional amount until a stated maturity. The Company's swap agreements are structured such that variable payments are primarily based on LIBOR (one-month, three-month or six-month) or prime. These instruments are principally negotiated over-the-counter and are subject to credit risk, market risk and liquidity risk.

The Company had the following derivative financial instruments.

	Notional Amount	Fair Value	Expiration Dates
	(Dollars in thousands)
June 30, 2012
Assets (1)
Mortgage servicing rights
U.S. Treasury and agency futures / forwards	$12,300,000	$13,414	2012
Mortgage banking derivatives:
Rate lock commitments	6,439,851	132,388	2012
Customer-initiated derivatives
Interest rate swaps	58,646	4,938	Various
Total derivative assets	$18,798,497	$150,740
Liabilities (2)
Mortgage banking derivatives
Forward agency and loan sales	$7,826,510	$46,294	2012
Customer-initiated derivatives
Interest rate swaps	58,646	4,938	Various
Total derivative liabilities	$7,885,156	$51,232
December 31, 2011
Assets (1)
Mortgage servicing rights
U.S. Treasury and agency futures / forwards	$1,552,000	$12,678	2012
Mortgage banking derivatives
Rate lock commitments	3,869,901	70,965	2012
Customer-initiated derivatives
Interest rate swaps	32,360	3,296	Various
Total derivative assets	$5,454,261	$86,939
Liabilities (2)
Mortgage servicing rights
U.S. Treasury and agency futures	$5,029,000	$42,978	2012
Customer-initiated derivatives
Interest rate swaps	32,360	3,296	Various
Total derivative liabilities	$5,061,360	$46,274

(1)	Asset derivatives are included in “other assets” on the “Consolidated Statements of Financial Condition.”

(2)	Liability derivatives are included in “other liabilities” on the “Consolidated Statements of Financial Condition.”
Customer−initiated derivatives. Fee income on customer-initiated trading derivatives are earned from entering into various transactions at the request of customer (customer-initiated contracts) interest rate swap contracts. Fair values of customer-initiated derivative financial instruments represent the net unrealized gains or losses on such contracts and are recorded in the Consolidated Statement of Financial Condition in “other assets” and “other liabilities.” Changes in fair value are recognized in “other non-interest income” on the Consolidated Statements of Income. There was no net gains (losses) recognized in income on customer-initiated derivative instruments for the three and six months ended June 30, 2012 and 2011, respectively.

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

	June 30,		December 31,
	2012		2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Short-term adjustable advances	$—	—%	$553,000	0.40%
Long-term fixed rate term advances	3,400,000	3.10%	3,400,000	3.10%
Total	$3,400,000	3.10%	$3,953,000	2.72%

The Company restructured $1.0 billion in FHLB advances during the third quarter 2011.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Maximum outstanding at any month end	$3,691,000	$3,406,571	$3,770,000	$3,406,571
Average balance	3,996,527	3,400,202	4,047,079	3,434,438
Average remaining borrowing capacity	754,994	623,901	701,268	716,259
Average interest rate	2.76%	3.56%	2.72%	3.53%

At June 30, 2012, the Company has the authority and approval from the FHLB to utilize a line of credit equal to $7.0 billion and the Company may access that line to the extent that collateral is provided. At June 30, 2012, the Company had available collateral sufficient to access $4.1 billion of the line and had $3.4 billion of advances outstanding. Pursuant to collateral agreements with the FHLB, advances can be collateralized by non-delinquent single-family residential first mortgage loans, loans repurchased with government guarantees, certain other loans and investment securities.

Note 13 – Long-Term Debt

The Company’s long-term debt is comprised principally of junior subordinated notes which were issued in connection with the issuance of trust preferred securities. The following table presents the outstanding balance and related interest rates of the long-term debt as of the dates indicated.

	June 30,		December 31,
	2012		2011
	(Dollars in thousands)
Junior Subordinated Notes
Floating 3 Month LIBOR
Plus 3.25% (1), matures 2032	$25,774	3.71%	$25,774	3.82%
Plus 3.25% (1), matures 2033	25,774	3.72%	25,774	3.65%
Plus 3.25% (1), matures 2033	25,780	3.72%	25,780	3.83%
Plus 2.00% (1), matures 2035	25,774	2.47%	25,774	2.40%
Plus 2.00% (1), matures 2035	25,774	2.47%	25,774	2.40%
Plus 1.75% (1), matures 2035	51,547	2.22%	51,547	2.30%
Plus 1.50% (1), matures 2035	25,774	1.97%	25,774	1.90%
Plus 1.45%, matures 2037	25,774	1.92%	25,774	2.00%
Plus 2.50%, matures 2037	15,464	2.97%	15,464	3.05%
Subtotal	$247,435		$247,435
Other debt
Fixed 7.00% due 2013	1,150		1,150
Total long-term debt	$248,585		$248,585

(1)	The securities are currently callable by the Company.

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

Note 14 - Representation and Warranty Reserve

The following table shows the activity in the representation and warranty reserve.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance, beginning of period,	$142,000	$79,400	$120,000	$79,400
Provision
Charged to gain on sale for current loan sales	5,643	1,375	10,694	3,714
Charged to representation and warranty reserve - change in estimate	46,028	21,364	106,566	41,791
Total	51,671	22,739	117,260	45,505
Charge-offs, net	(32,671)	(22,739)	(76,260)	(45,505)
Balance, end of period	$161,000	$79,400	$161,000	$79,400

Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. To the extent actual outcomes differ from management estimates, additional provisions could be required that could adversely affect operations or financial position in future periods.

During late 2011 and throughout the first half of 2012, the Company continued to see an increase in demand request activity from mortgage investors. As a result of the increased demand request activity and communications with mortgage investors, the Company reviewed as part of the quarterly review of accounting estimates the representation and warranty reserve methodology to more effectively incorporate the most recent observable data and trends. This is consistent with the improved risk segmentation and qualitative analysis and modeling performed for other similar reserve estimates, and consistent with expectations of the Bank's primary regulator and the continuing evaluation of the performance dynamics within the mortgage industry. The Company's enhanced first quarter 2012 methodology and related model refines previous estimates by adding granularity to the model by segmenting the sold portfolio by vintage years and investor to assign assumptions specific to each segment. Key assumptions in the model include investor audits, demand requests, appeal loss rates, loss severity, and recoveries.

The increase in the overall reserve balance during the three and six months ended June 30, 2012 was primarily due to refinements in the estimation process as described above, consistent with a more conservative posture taken by the Bank's new primary regulator and a continuing evolution of the performance dynamics within the mortgage industry. In addition, the increase reflected both charge-offs of certain loans previously sold into the secondary market and expectations of continued elevated levels of repurchase requests from government sponsored entities ("GSEs").

The Company routinely obtains information from the GSEs regarding the historical trends of demand requests, and occasionally obtains information on anticipated future loan reviews and potential repurchase demand projections. The Company believes this information provides helpful but limited insight in anticipating GSE behavior, thus helping to better estimate future repurchase requests and validate representation and warranty assumptions. Estimating the balance of the representation and warranty reserve involves using assumptions regarding future repurchase request volumes, expected loss severity on these requests and claims appeal success rates. Notwithstanding the information obtained from the GSEs, the assumptions used to estimate the representation and warranty reserve contain a level of uncertainty and risk that could have a material impact on the representation and warranty reserve balance if they differ from actual results. To assess the sensitivity of the representation and warranty reserve model to adverse changes, management periodically runs a sensitivity analysis using its reserve model by assuming hypothetical increases in the level of repurchase volume.

Note 15 – Warrant Liabilities
May Investors
In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the “May Investors”) in the Company’s May 2008 private placement capital raise, the Company granted warrants (the “May Investor Warrants”) to the May Investors on January 30, 2009 for the purchase of 1,425,979 shares of Common Stock at $6.20 per share. The holders of such warrants are entitled to acquire shares of Common Stock for a period of ten years. During 2009, May Investors exercised May Investor Warrants to purchase 314,839 shares of Common Stock. As a result of the Company’s registered offering on March 31, 2010, of 57.5 million shares of Common Stock at a price per share of $5.00, the number of shares of the Company’s Common Stock issuable to the May Investors under the May Investor Warrants was increased by 266,674 and the exercise price was decreased to $5.00 pursuant to the antidilution provisions of the May Investors Warrants. As a result of the Company’s registered offering on November 2, 2010 of 115.7 million shares of Common Stock at a price per share of $1.00, the number of shares of Common Stock issuable to the May Investors under the May Investor Warrants was increased by 5,511,255 and the exercise price was decreased to $1.00 pursuant to the antidilution provisions of the May Investors Warrants. For the six months ended June 30, 2012, no shares of Common Stock were issued upon exercise of May Investor Warrants, and at June 30, 2012, the May Investors held warrants to purchase 6,889,069 shares at an exercise price of $1.00.
Management believes the May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as liabilities rather than as an equity instrument and are measured at fair value, with changes in fair value recognized through operations.
On January 30, 2009, in conjunction with the capital investments, the Company recorded the May Investor Warrants at their fair value of $6.1 million. From the issuance of the May Investor Warrants on January 30, 2009 through June 30, 2012, the Company marked these warrants to market which resulted in a increase in the liability during this time of $1.7 million for the six months ended June 30, 2012. This increase was recorded as warrant income included in non-interest expense.
At June 30, 2012, the Company's liabilities to the holders of May Investor Warrants amounted to $4.4 million. The warrant liabilities are included in “other liabilities” in the Consolidated Statements of Financial Condition.
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
The Company did not have available an adequate number of authorized and unissued shares of the Common Stock, therefore, during the first quarter 2009, the Company recorded a Treasury Warrant liability that arose in conjunction with the Company's participation in the TARP Capital Purchase Program. As described in Note 15 - Stockholders' Equity, the Company initially recorded the Treasury Warrant on January 30, 2009 at its fair value of $27.7 million. The Treasury Warrant was marked to market on March 31, 2009 resulting in an increase to the warrant liability of $9.1 million. Upon stockholder approval on May 26, 2009 to increase the number of authorized shares of Common Stock, the Company marked the liability to market at that date and reclassified the Treasury Warrant liability to additional paid in capital. The mark to market adjustment on May 26, 2009 resulted in an increase to the warrant liability of $12.9 million during the second quarter 2009. This increase was recorded as warrant expense and included in non-interest expense.

Note 16 – Stockholders’ Equity
Preferred Stock
Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred stock at June 30, 2012 is summarized as follows.

	Rate	Earliest Redemption Date	Shares Outstanding	Preferred Shares	Additional Paid in Capital
	(Dollars in thousands)
Series C Preferred Stock	5.0%	January 31, 2012	266,657	$3	$257,553

See Note 15 - Warrant Liabilities, for further information regarding the Series C Preferred Stock.

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
Accumulated Other Comprehensive Gain (Loss)
The following table sets forth the components in accumulated other comprehensive gain (loss) for each type of available-for-sale security.

	Pre-tax Amount	Income Tax (Expense) Benefit (1)	After-Tax Amount
	(Dollars in thousands)
Accumulated other comprehensive gain (loss)
Net unrealized gain (loss) on securities available-for-sale,
June 30, 2012:
Non-agency collateralized mortgage obligations	$31,819	$(20,608)	$11,211
U.S. government sponsored agency securities	1,459	728	2,187
FSTAR 2006-1 securitization trust	984	(6,108)	(5,124)
Total net unrealized gain (loss) on securities available-for-sale	$34,262	$(25,988)	$8,274
Net unrealized gain (loss) on securities available-for-sale,
December 31, 2011:
Non-agency collateralized mortgage obligations	$18,121	$(20,608)	$(2,487)
U.S. government sponsored agency securities	755	728	1,483
FSTAR 2006-1 securitization trust	(707)	(6,108)	(6,815)
Total net unrealized gain (loss) on securities available-for-sale	$18,169	$(25,988)	$(7,819)

(1)	The income tax (expense) benefit reflects the amount which existed at the time the Company established the valuation allowance for deferred securities that were held at the date disposed or matured.

Note 17 – Earnings (Loss) Per Share
Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock or resulted in the issuance of Common Stock that could then share in the earnings (loss) of the Company.

The following tables set forth the computation of basic and diluted earnings (loss) per share of Common Stock for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30, 2012			For the Three Months Ended June 30, 2011
	(Dollars in thousands, except per share data)
	Earnings	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount
Net income (loss)	$87,387		$—	$(70,168)		$—
Less: preferred stock dividend/accretion	(1,417)		—	(4,720)		—
Basic earnings (loss) per share	85,970			(74,888)
Deferred cumulative preferred stock dividends	(3,374)	—	—	—	—	—
Net income (loss) applicable to Common Stock	82,596	557,406	0.15	(74,888)	553,946	(0.14)
Effect of dilutive securities
Warrants	—	—	—	—	—	—
Stock-based awards	—	4,415	—	—	—	—
Diluted earnings (loss) per share
Net income (loss) applicable to Common Stock	$82,596	561,821	$0.15	$(74,888)	553,946	$(0.14)
Due to the loss attributable to common stockholders for the three months ended June 30, 2011, the diluted loss per share calculation excludes all common stock equivalents in the amount of 13,340,448 shares pertaining to warrants and 2,586,783 shares pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
	(Dollars in thousands, except per share data)
	Earnings	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount
Net income (loss)	$80,077		$—	$(97,133)		$—
Less: preferred stock dividend/accretion	(2,824)		—	(9,429)		—
Basic earnings (loss) per share	77,253			(106,562)
Deferred cumulative preferred stock dividends	(6,833)	—	—	—	—	—
Net income (loss) applicable to Common Stock	70,420	557,014	0.13	(106,562)	553,752	(0.19)
Effect of dilutive securities
Warrants	—	—	—	—	—	—
Stock-based awards	—	3,068	—	—	—	—
Diluted earnings (loss) per share
Net income (loss) applicable to Common Stock	$70,420	560,082	$0.13	$(106,562)	553,752	$(0.19)
Due to the loss attributable to common stockholders for the six months ended June 30, 2011, the diluted loss per share calculation excludes all common stock equivalents in the amount of 13,340,448 shares pertaining to warrants and 2,630,963 shares pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.

Note 18 – Compensation Plans
Stock-Based Compensation
For the three and six months ended June 30, 2012, the Company recorded stock-based compensation expense of $1.8 million and $3.5 million, respectively, compared to $1.9 million and $3.6 million for the three and six months ended June 30, 2011, respectively.
Incentive Compensation Plan
The Incentive Compensation Plans (“Incentive Plans”) are administered by the compensation committee of the Company's board of directors. The Incentive Plans include department specific plans, which include commercial lending, banking, underwriting and others, as well as a general incentive plan. Each year, the compensation committee decides which employees of the Company will be eligible to participate in the general incentive plan and the size of the bonus pool. During the three and six months ended June 30, 2012 and 2011, respectively, all eligible members of the executive management team were included in the general incentive plan. The Company incurred a $6.6 million and $13.6 million expense for the three and six months ended June 30, 2012, respectively, compared to expenses of $5.2 million and $9.1 million for the three and six months ended June 30, 2011, respectively.
Note 19 – Income Taxes

The Company periodically reviews the carrying amount of the deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. In evaluating this available evidence, the Company considers historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The Company's evaluation is based on current tax laws as well as expectations of future performance.

The Company had cumulative pre-tax losses since 2007 and considered this factor in the analysis of deferred tax assets. Additionally, based on the continued economic uncertainty that persists at this time it was probable that the Company would not generate significant pre-tax income in the near term. As a result of these two significant facts, the Company established a valuation allowance on its deferred tax asset during the third quarter 2009. The Company’s net deferred tax assets of $348.2 million and $383.8 million at June 30, 2012 and December 31, 2011, respectively, have been entirely offset by a valuation allowance. A valuation allowance is established when management determines that it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods.
For the three months ended June 30, 2012, the net provision (benefit) for federal income taxes as a percentage of pretax income was 0.6 percent, compared to a provision (benefit) of 0.4 percent for the three months ended June 30, 2011. During the three months ended June 30, 2012, the variance to the statutory rate of 35 percent was attributable to a $31.2 million reduction to valuation allowance for net deferred tax assets, $0.7 million in unrealized holding gain on securities available-for-sale, certain non-deductible corporate expenses of $0.4 million, and non-deductible warrant income of $0.2 million. The variance to the statutory rate of 35 percent for the three months ended June 30, 2011 was attributable to a $25.0 million addition to valuation allowance for net deferred tax assets, certain non-deductible-corporate expenses of $0.4 million and non-deductible warrant income of $0.7 million.
For the six months ended June 30, 2012, the net provision (benefit) for federal income taxes as a percentage of pretax income was 0.6 percent, compared to a provision (benefit) of 0.5 percent for the six months ended June 30, 2011. During the six months ended June 30, 2012, the variance to the statutory rate of 35 percent was attributable to a $35.1 million reduction to the valuation allowance for net deferred tax assets, $5.6 million in unrealized holding gain on securities available-for-sale, certain non-deductible-corporate expenses of $1.1 million, and non-deductible warrant expense of $0.7 million. The variance to the statutory rate of 35 percent for the six months ended June 30, 2011 was attributable to a $34.5 million addition to the valuation allowance for net deferred tax assets, certain non-deductible-corporate expenses of $0.8 million and non-deductible warrant income of $1.0 million.

The Company's income tax returns are subject to examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. As of June 30, 2012, the Internal Revenue Service had completed its examination of the Company's income tax returns through the years ended December 31, 2008. The years open to examination by state and local government authorities vary by jurisdiction.

Note 20 – Legal Proceedings, Contingencies and Commitments
Legal Proceedings
The Company and certain subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. Although there can be no assurance as to the ultimate outcome of these proceedings, the Company, together with its subsidiaries, believes it has meritorious defenses to the claims presently asserted against it, including the matters described below. With respect to such legal proceedings, the Company intends to continue to defend itself vigorously, litigating or settling cases according to management's judgment as to the best interests of the Company and its shareholders.

On at least a quarterly basis, the Company assesses its liabilities and loss contingencies in connection with pending or threatened legal proceedings utilizing the latest information available. In accordance with ASC 450 (formerly SFAS 5), the Company establishes reserves for legal claims and regulatory matters when the Company believes it is probable that a loss may be incurred and that the amount of such loss can be reasonably estimated. Once established, accrued reserves are adjusted from time to time, as appropriate, in light of additional information.

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

Litigation settlement

On February 24, 2012, the Company announced that the Bank had entered into the DOJ Agreement relating to certain underwriting practices associated with loans insured by FHA. The Bank and the DOJ entered into the DOJ Agreement pursuant to which the Bank agreed to:

•	comply with all applicable HUD and FHA rules related to the continued participation in the direct endorsement lender program;

•	make an initial payment of $15.0 million within 30 business days of the effective date of the DOJ Agreement (which was paid on April 3, 2012);

•	make the Additional Payments of approximately $118.0 million contingent only upon the occurrence of certain future events (as further described below); and

•	complete a monitoring period by an independent third party chosen by the Bank and approved by HUD.

Subject to the Bank’s full compliance with the terms of the DOJ Agreement, the DOJ, HUD, and FHA, agreed to:

•
immediately release the Bank and all of its current or former officers, directors, employees, affiliates and assigns from any civil or administrative claim it has or may have under various federal laws, the common law or equitable theories of fraud or mistake of fact in connection with the mortgage loans the Bank endorsed for FHA insurance during the period January 1, 2002 to the date of the DOJ Agreement (the “Covered Period”);

•
not refuse to pay any insurance claim or seek indemnification or other relief in connection with the mortgage loans the Bank endorsed for FHA insurance during the Covered Period but for which no claims have yet been paid on the basis of the conduct alleged in the complaint or referenced in the DOJ Agreement; and

•
not seek indemnification or other relief in connection with the mortgage loans the Bank endorsed for FHA insurance during the Covered Period and for which HUD has paid insurance claims on the basis of the conduct alleged in the complaint or referenced in the DOJ Agreement.

As of June 30, 2012, the Bank has accrued $19.1 million, which represents the fair value of the Additional Payments. See Note 3 - Fair Value Accounting, for further information on the DOJ litigation settlement. Other than as set forth above, the DOJ Agreement does not have any effect on FHA insured loans in our portfolio, including loans classified as loans repurchased with government guarantees as discussed in Note 6 - Loans Repurchased With Government Guarantees. The Company believes that such loans retain FHA insurance, and the Company continues to process such loans for insurance claims in the normal course and receive payments thereon from the FHA. Based on the experience subsequent to the Bank's agreement with the DOJ, the Company believes such claims are not subject to denial or dispute other than in the normal course of insurance claim processing.

ERISA Litigation
In February 2010, the Company was named as a defendant in a putative class action filed in the U.S. District Court alleging that it violated its fiduciary duty pursuant to the Employee Retirement Income Security Act (“ERISA”) to employees who participated in the Company's 401(k) plan (“Plan”) by continuing to offer Company stock as an investment option after investment in the stock allegedly ceased to be prudent. On July 16, 2010, the Company moved to dismiss the complaint and asserted, among other things, that the Plan's investment in employer stock was protected by a presumption of prudence under ERISA, and that plaintiff's allegations failed to overcome such presumption. On March 31, 2011, the court granted the Company's motion and dismissed the case. The plaintiffs appealed the matter to the U.S. Court of Appeals for the Sixth Circuit. On July 23, 2012, the Court of Appeals issued its ruling, reversing the district court's dismissal and remanding the case to the district court for further proceedings.
Mortgage-Related Litigation, Regulatory and Other Matters
Regulatory Matters

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

In March 2012, the Bank received a notice letter from HUD indicating that it was considering taking administrative action and imposing civil money penalties against the Bank related to certain alleged violations of HUD's servicing requirements. On July 19, 2012, HUD informally advised the Bank that it would be accepting its response to HUD’s March 2012 letter, accepting the Company's response and proposed resolution.

Repurchase Demands and Indemnification Claims
In the normal course of its operations, the Bank receives repurchase and indemnification demands from counterparties involved with the purchase of residential first mortgages for alleged breaches of representations and warranties. The Bank establishes a representation and warranty reserve in connection with the estimated potential liability for such potential demands.

In 2009 and 2010, the Bank received repurchase demands from Assured, with respect to HELOCs that were sold by the Bank in connection with the HELOC securitizations. Assured is the note insurer for each of the two HELOC securitizations completed by the Bank. The Bank provided detailed rebuttals to these demands. In April 2011, Assured filed a lawsuit against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it had paid under the respective insurance policy (which amounts were estimated by Assured to be in excess of $80 million), plus interest and costs. Subsequently, the court dismissed Assured's claims for indemnification and reimbursement, but allowed the case to proceed on the breach of contract claims (limited to those related to enforcing the Bank's “cure or repurchase” obligations). The court also granted the Bank's motion for reconsideration requesting that damages, if any, be paid to the securitization trust as opposed to Assured, and held that the ruling on the Bank's argument with respect to damages is limited to its motion to dismiss, and therefore not meant to be the law of the case. The case was continued until October 2012.

In May 2012, the Bank and Flagstar Reinsurance Company were named as defendants in a putative class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, alleging a violation of Section 8 provisions of Real Estate Settlement Procedures Act (“RESPA”). Section 8 of RESPA generally prohibits anyone from accepting any fee or thing of value pursuant to any agreement or understanding that business related to a real estate settlement service involving a mortgage loan shall be referred to any person. Section 8 of RESPA also prohibits anyone from accepting any portion, split, or percentage of any charge made or received for the rendering of a real estate settlement service in connection with a mortgage loan other than for services actually performed. The lawsuit specifically alleges that the Bank and Flagstar Reinsurance Company violated Section 8 of RESPA through a captive reinsurance arrangement, involving allegedly illegal payments for the referral of private mortgage insurance business from private mortgage insurers to Flagstar Reinsurance Company, and Flagstar Reinsurance Company's purported receipt of an unlawful split of private mortgage insurance premiums. The Bank is in the beginning stages of evaluating the allegations in the complaint, but it intends to vigorously defend against such allegations.

Accrued Reserves and Other Possible Contingent Liabilities

When establishing a reserve for contingent liabilities, the Company determines a range of potential losses for each matter that is probable to result in a loss and where the amount of the loss can be reasonably estimated. The Company then records the amount it considers to be the best estimate within the range. As of June 30, 2012, the Company's accrued reserve for contingent liabilities was $19.5 million. In addition, within the representation and warranty reserve, the Bank includes loans sold to certain non-agency securitization trusts. There may be further losses that could arise but the occurrence of which is not probable (but is reasonably possible) or the amount is not reasonably estimable, and therefore reserves for such amounts are not required to be accrued. The Company estimates that such further losses could amount up to $12.0 million in the aggregate. Notwithstanding the foregoing, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, could result in a higher loss that, individually or in the aggregate, may be material to the Company's results of operations, or cash flows, for any particular period.

Contingencies and Commitments

A summary of the contractual amount of significant commitments is as follows.

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Commitments to extend credit:
Mortgage loans	$6,440,000	$3,870,000
HELOC trust commitments	61,000	64,000
Standby and commercial letters of credit	80,000	72,000

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

The credit risk associated with loan commitments, standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The guarantee liability for standby and commercial letters of credit was $1.4 million at June 30, 2012 and $8.2 million at December 31, 2011, respectively.

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

The following table presents financial information by business segment for the periods indicated.

	At or For the Three Months Ended June 30, 2012
	Bank Operations	Home Lending Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$36,190	$39,288	$—	$75,478
Gain on sale revenue	20	215,394	—	215,414
Other (expense) income	12,397	12,523	—	24,920
Total net interest income and non-interest income	48,607	267,205	—	315,812
(Loss) income before federal income taxes	(66,323)	154,210	—	87,887
Depreciation and amortization	1,758	3,300	—	5,058
Capital expenditures	1,005	6,371	—	7,376
Inter-segment income (expense)	21,300	(21,300)	—	—
Identifiable assets	11,463,989	5,744,457	(2,840,000)	14,368,446
	At or For the Three Months Ended June 30, 2011
	Bank Operations	Home Lending Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$57,534	$(6,210)	$—	$51,324
Gain on sale revenue	—	37,548	—	37,548
Other income (expense)	(2,312)	22,842	—	20,530
Total net interest income and non-interest income	55,222	54,180	—	109,402
(Loss) income before federal income taxes	(86,498)	16,594	—	(69,904)
Depreciation and amortization	1,440	2,084	—	3,524
Capital expenditures	588	13,821	—	14,409
Inter-segment income (expense)	24,255	(24,255)	—	—
Identifiable assets	10,951,437	4,945,375	(3,234,000)	12,662,812

	At or For the Six Months Ended June 30, 2012
	Bank Operations	Home Lending Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$77,865	$72,346	$—	$150,211
Gain on sale revenue	330	411,959	—	412,289
Other (expense) income	28,985	20,436	—	49,421
Total net interest income and non-interest income	107,180	504,741	—	611,921
(Loss) income before federal income taxes	(177,864)	258,441	—	80,577
Depreciation and amortization	2,812	6,710	—	9,522
Capital expenditures	(4,748)	19,270	—	14,522
Inter-segment income (expense)	46,425	(46,425)	—	—
Identifiable assets	11,463,989	5,744,457	(2,840,000)	14,368,446
	At or For the Six Months Ended June 30, 2011
	Bank Operations	Home Lending Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$90,721	$13,176	$—	$103,897
Gain on sale revenue	—	87,547	—	87,547
Other income (expense)	12,316	54,481	—	66,797
Total net interest income and non-interest income	103,037	155,204	—	258,241
(Loss) income before federal income taxes	(110,981)	14,376	—	(96,605)
Depreciation and amortization	2,970	4,196	—	7,166
Capital expenditures	687	18,765	—	19,452
Inter-segment income (expense)	46,943	(46,943)	—	—
Identifiable assets	10,951,437	4,945,375	(3,234,000)	12,662,812
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
General
We are a Michigan‑based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank. At June 30, 2012, our total assets were $14.4 billion, making us the largest publicly held savings bank in the Midwest and one of the top 10 largest savings banks in the United States. We are considered a controlled company for New York Stock Exchange (“NYSE”) purposes, because MP Thrift Investments, L.P. (“MP Thrift”) held approximately 63.8 percent of our common stock as of June 30, 2012.

As a savings and loan holding company, we are subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve (the “Federal Reserve”). The Bank is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”) of the United States Department of the Treasury (“U.S. Treasury”). The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank's deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”). The Bank is also subject to the rule-making, supervision and examination authority of the Consumer Financial Protection Bureau (the “CFPB”), which is responsible for the principal federal consumer protection laws. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis.

At June 30, 2012, we operated 111 banking centers (of which 15 are located in retail stores), all located in Michigan. Of the 111 banking centers, 66 facilities are owned and 45 facilities are leased. During the second quarter 2012, two banking centers in Michigan were closed to better align the branch structure with the Company's focus on key market areas and to improve banking center efficiencies. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and businesses. We also gather deposits on a nationwide basis through our banking group, and provide deposit and cash management services to governmental units on a relationship basis. We leverage our banking centers and internet banking to cross-sell products to existing customers and increase our customer base. At June 30, 2012, we had a total of $8.9 billion in deposits, including $6.1 billion in retail deposits, $0.7 billion in government funds and $0.3 billion in wholesale deposits.

We also operate 30 loan origination centers located in 13 states, which originate one-to-four family residential first mortgage loans as part of our retail home lending business. These offices employ approximately 200 loan officers. We also originate retail loans through referrals from our 111 retail banking centers, consumer direct call center and our website, flagstar.com. Additionally, we have wholesale relationships with over 1,900 mortgage brokers and approximately 1,270 correspondents, which are located in all 50 states and serviced by 136 account executives. The combination of our retail, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential first mortgage loan products. Our servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, and accounting for and remitting principal and interest payments to investors and escrow payments to third parties.

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

Our revenues include net interest income from our personal financial services and commercial banking activities, fee‑based income from services we provide customers, and non-interest income from sales of residential first mortgage loans to the secondary market, the servicing of loans for others, and the sale of servicing rights related to mortgage loans serviced for others. Approximately 98 percent of our total loan originations during the six months ended June 30, 2012 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale through the government sponsored enterprises ("GSEs") and Ginnie Mae.

At June 30, 2012, we had 3,520 full-time equivalent salaried employees of which 336 were account executives and loan officers.

Operating Segments

Our business is comprised of two operating segments: banking and home lending. Our banking operation currently offers a line of consumer and commercial financial products and services to individuals, small and middle market businesses and large corporate borrowers. Our home lending operation originates, acquires, sells and services mortgage loans on family residences. Each operating segment supports and complements the operations of the other, with funding for the home lending operation primarily provided by deposits and borrowings obtained through the banking operation. Financial information regarding the two operating segments is set forth in Note 21 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements and Supplementary Data. A discussion of our two operating segments is set forth below.

Bank Operations

Our bank operation is primarily used to gather deposits, which are used to fund the Bank's loan portfolios and other interest-earning assets. We gather deposits through three delivery channels: Personal Financial Services, Government Banking and Business / Commercial Banking.

•	Personal Financial Services consists of Branch Banking and Internet Banking. At June 30, 2012, Branch Banking included 111 banking centers located throughout Michigan.

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

Home Lending Operations

Our home lending operation originates, acquires, sells and services one-to-four family residential first mortgage loans. The origination or acquisition of residential first mortgage loans constitutes our most significant lending activity. At June 30, 2012, approximately 44.4 percent of interest-earning assets were held in residential first mortgage loans on single-family residences.

During 2011 and continuing into 2012, we were one of the country's leading mortgage loan originators. Three production channels were utilized to originate or acquire mortgage loans (Retail, Broker and Correspondent). Each production channel produces similar mortgage loan products and applies the same underwriting standards. We expect to continue to leverage technology to streamline the mortgage origination process and bring service and convenience to brokers and correspondents. Ten sales support offices were maintained that assist brokers and correspondents nationwide. We also continue to make increasing use of the Internet as a tool to facilitate the mortgage loan origination process through each of our production channels. Brokers, correspondents and retail home loan centers are able to register and lock loans, check the status of inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Virtually all mortgage loans that closed in 2011 and continuing into 2012 utilized the Internet in the completion of the mortgage origination or acquisition process.

Retail.  In a retail transaction, loans are originated through a nationwide network of stand‑alone home loan centers, as well as referrals from our retail banking centers and the national call center. When loans are originated on a retail basis, the origination documentation is completed inclusive of customer disclosures and other aspects of the lending process and funding of the transaction is completed internally. At June 30, 2012, we maintained 30 loan origination centers. At the same time, our centralized loan processing gained efficiencies and allowed lending staff to focus on originations. For the six months ended June 30, 2012, we closed $1.5 billion of loans utilizing this origination channel, which equaled 6.2 percent of total originations, compared to $0.7 billion or 7.2 percent of total originations during the six months ended June 30, 2011.

Broker.  In a broker transaction, an unaffiliated bank or mortgage brokerage company completes the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as “table funding”) thereby becoming the lender of record. Currently, we have active broker relationships with over 1,900 banks or mortgage brokerage companies located in all 50 states. For the six months ended June 30, 2012, we closed loans totaling $6.1 billion utilizing this origination channel, which equaled 25.5 percent of total originations, compared to $2.8 billion or 29.1 percent during the six months ended June 30, 2011.

Correspondent.  In a correspondent transaction, an unaffiliated mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the mortgage company has funded the transaction, the loan is acquired, usually by us paying the mortgage company a market price for the loan. We do not acquire loans in “bulk” amounts from correspondents but rather we acquire each loan on a loan-level basis and each loan is required to be originated to our underwriting guidelines. We have active correspondent relationships with approximately 1,270 companies, including banks and mortgage companies, located in all 50 states. Over the years, we have developed a competitive advantage as a warehouse lender, wherein lines of credit to mortgage companies are provided to fund loans. We believe warehouse lending is not only a profitable, stand‑alone business for us, but also provides valuable synergies within our correspondent channel. We believe that offering warehouse lines has provided a competitive advantage in the small to midsize correspondent channel and has helped grow and build the correspondent business in a profitable manner. For example, for the six months ended June 30, 2012, warehouse lines funded over 65 percent of the loans in our correspondent channel. We plan to continue to leverage warehouse lending as a customer retention and acquisition tool throughout 2012. For the six months ended June 30, 2012, we closed loans totaling $16.2 billion utilizing the correspondent origination channel, which equaled 68.2 percent of total originations, compared to $6.0 billion or 63.7 percent originated during the six months ended June 30, 2011.

Underwriting

During the six months ended June 30, 2012, we primarily originated residential first mortgage loans for sale that conformed to the respective underwriting guidelines established by Fannie Mae, Freddie Mac and Ginnie Mae (each “an Agency” or collectively “the Agencies”). The increase in the held-for-investment loan portfolio was driven by our jumbo loan program offering in the third quarter 2011. The program has credit parameters, including maximum loan-to-value (“LTV”) of 80 percent and a minimum FICO of 700, with a maximum loan limit of $2.0 million.

Residential first mortgage loans

At June 30, 2012, most of our held-for-investment residential first mortgage loans represented loans that were originated in 2009 or prior years with underwriting criteria that varied by product and with the standards in place at the time of origination.

Set forth below is a table describing the characteristics of the residential first mortgage loans in our held-for-investment portfolio at June 30, 2012, by year of origination.

Year of Origination	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars in thousands)
Unpaid principal balance (1)	$2,935,408	$63,007	$19,514	$25,566	$14,613	$3,058,108
Average note rate	4.30%	5.04%	4.99%	4.52%	4.07%	4.32%
Average original FICO score	713	693	711	743	762	713
Average current FICO score (2)	689	655	697	738	760	689
Average original loan-to-value ratio	75.8%	85.2%	77.0%	78.8%	71.4%	76.0%
Housing Price Index LTV, as recalculated (3)	95.3%	92.7%	83.8%	79.7%	71.5%	94.9%
Underwritten with low or stated income documentation	38.0%	2.0%	—%	1.0%	—%	37.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the current quarter.

(3)	The housing price index (“HPI”) LTV is updated from the original LTV based on Metropolitan Statistical Area-level Office of Federal Housing Enterprise Oversight (“OFHEO”) data as of March 31, 2012.

Average original loan-to-value represents the loan balance at origination, as a percentage of the original appraised value of the property. Loan-to-values are refreshed quarterly based on estimates of home prices using the most current OFHEO data, and are reflective of a deterioration in housing prices as a result of the economic conditions over the last several years.

Residential first mortgage loans are underwritten on a loan‑by‑loan basis rather than on a pool basis. Generally, residential first mortgage loans produced through our production channels in the held-for-investment loan portfolio are reviewed by one of our in-house loan underwriters or by a contract underwriter. In all cases, loans must be underwritten to our underwriting standards.

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

We believe that our underwriting process, which relies on the electronic submission of data and images and is based on an award‑winning imaging workflow process, allows for underwriting at a higher level of accuracy and with more timeliness than exists with processes which rely on paper submissions. We also provide our underwriters with integrated quality control tools, such as automated valuation models, multiple fraud detection engines and the ability to electronically submit IRS Form 4506 to ensure underwriters have the information that they need to make informed decisions. The process begins with the submission of an electronic application and an initial determination of eligibility. The application and required documents are then uploaded to our corporate underwriting department and all documents are identified by optical character recognition or our underwriting staff. The underwriter is responsible for checking the data integrity and reviewing credit. The file is then reviewed in accordance with the applicable guidelines established by us for the particular product. Quality control checks are performed by the underwriting department using the tools outlined above, as necessary, and a decision is then made and communicated to the prospective borrower.

The following table identifies our held-for-investment mortgages by major category, at June 30, 2012. Loans categorized as subprime were initially originated for sale and comprised only 0.1 percent of the portfolio of first liens.

	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity	Average Original Loan-to-Value Ratio	Housing Price Index LTV, as recalculated (3)
	(Dollars in thousands)
Residential first mortgage loans:
Amortizing:
3/1 ARM	$181,214	3.55%	691	671	290	76.6%	90.6%
5/1 ARM	484,438	3.91%	711	684	303	74.4%	86.7%
7/1 ARM	41,391	4.22%	716	717	333	77.6%	88.0%
Other ARM	119,294	4.06%	723	663	311	78.9%	94.3%
Fixed mortgage loans (4)	794,445	4.84%	699	660	303	81.4%	98.9%
Interest only:
3/1 ARM	232,478	3.83%	723	707	278	73.1%	93.6%
5/1 ARM	825,469	3.88%	725	714	281	73.7%	92.5%
7/1 ARM	57,604	5.90%	725	717	302	73.9%	105.4%
Other ARM	39,832	4.42%	733	716	277	71.7%	98.4%
Other interest only	214,250	5.87%	723	700	293	74.8%	105.7%
Option ARMs	66,973	4.29%	738	687	314	76.7%	112.7%
Subprime:
3/1 ARM	50	10.30%	685	687	280	91.2%	73.8%
Other ARM	247	9.93%	648	646	285	84.8%	110.1%
Other subprime	423	8.71%	523	612	294	71.2%	92.7%
Total residential first mortgage loans	$3,058,108	4.32%	713	689	294	76.3%	94.9%
Second mortgage loans (5) (6)	$127,511	7.93%	733	733	134	18.4%	23.8%
HELOC loans (5) (6)	$190,410	5.19%	734	734	46	22.0%	28.8%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the current quarter.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of March 31, 2012.

(4)	Includes substantially fixed rate mortgage loans.

(5)	Subprime loans are defined as the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

(6)	Reflects LTV because these are second liens.

The following table sets forth characteristics of those loans in our held-for-investment mortgage portfolio as of June 30, 2012 that were originated with less documentation than is currently required. Loans as to which underwriting information was accepted from a borrower without validating that particular item of information are referred to as “low doc” or “stated.” Substantially all of those loans were underwritten with verification of employment but with the related job income or personal assets, or both, stated by the borrower without verification of actual amount. Those loans may have additional elements of risk, because information provided by the borrower in connection with the loan was limited. Loans as to which underwriting information was supported by third party documentation or procedures are referred to as “full doc,” and the information therein is referred to as “verified.” Also set forth are different types of loans that may have a higher risk of non‑collection than other loans.

	Low Doc
June 30, 2012	% of Held-for- Investment Portfolio	Unpaid Principal Balance (1)
	(Dollars in thousands)
Characteristics:
SISA (stated income, stated asset)	1.55%	$101,312
SIVA (stated income, verified assets)	10.14%	660,623
High LTV (i.e., at or above 95% at origination)	0.11%	7,098
Second lien products (HELOCs, second mortgages)	1.42%	92,346
Loan types:
Option ARM loans	0.67%	$43,455
Interest-only loans	7.83%	510,362
Subprime (2)	0.01%	352

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Subprime loans are defined as the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

Adjustable-rate mortgages loans. Adjustable rate mortgage (“ARM”) loans held-for-investment were originated using Fannie Mae and Freddie Mac guidelines as a base framework, and the debt-to-income ratio guidelines and documentation typically followed the AUS guidelines. Our underwriting guidelines were designed with the intent to minimize layered risk.

At June 30, 2012, we had $67.0 million of option ARM loans in our held-for-investment loan portfolio. Option ARM loans permit a borrower to vary the monthly payment, including paying an amount that excludes interest otherwise due which is then added to the unpaid principal balance of the loan (a process referred to as “negative amortization”). The amount of negative amortization reflected in such loan balances for the six months ended June 30, 2012 was $4.7 million. The maximum balance that all option ARMs could reach cumulatively is $100.3 million at June 30, 2012.

Set forth below is a table describing the characteristics of our ARM loans in our held-for-investment mortgage portfolio at June 30, 2012, by year of origination.

	2008 and Prior	2009	2010	2011	2012	Total
Year of Origination	(Dollars in thousands)
Unpaid principal balance (1)	$1,998,862	$12,176	$8,545	$15,314	$14,093	$2,048,990
Average note rate	3.94%	4.72%	4.60%	4.31%	4.07%	3.95%
Average original FICO score	715	676	723	744	764	716
Average current FICO score (2)	698	649	712	738	762	699
Average original loan-to-value ratio	75.6%	85.8%	68.9%	74.4%	70.6%	75.6%
Housing Price Index LTV, as recalculated (3)	92.5%	98.9%	79.4%	74.1%	70.9%	92.2%
Underwritten with low or stated income documentation	36.0%	9.0%	—%	1.0%	—%	35.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the current quarter.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of March 31, 2012.

Set forth below is a table describing specific characteristics of option power ARMs in our held-for-investment mortgage portfolio at June 30, 2012, which were originated in 2008 or prior.

2008 and Prior
Year of Origination	(Dollars in thousands)
Unpaid principal balance (1)	$66,973
Average note rate	4.29%
Average original FICO score	738
Average current FICO score (2)	687
Average original loan-to-value ratio	71.1%
Average original combined loan-to-value ratio	79.8%
Housing Price Index LTV, as recalculated (3)	112.7%
Underwritten with low or stated income documentation	$43,455
Total principal balance with any accumulated negative amortization	$48,711
Percentage of total ARMS with any accumulated negative amortization	2.8%
Amount of net negative amortization (i.e., deferred interest) accumulated as interest income during the six months ended June 30, 2012	$4,720

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the current quarter.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of March 31, 2012.
Set forth below are the accumulated amounts of interest income arising from the net negative amortization portion of loans during the six months ended June 30, 2012 and 2011.

	Unpaid Principal Balance of Loans in Negative Amortization At Period End (1)	Amount of Net Negative Amortization Accumulated as Interest Income During Period
	(Dollars in thousands)
2012	$48,711	$4,720
2011	$82,312	$7,916

(1)	Unpaid principal balance does not include premiums or discounts.
Set forth below are the frequencies at which the ARM loans outstanding at June 30, 2012, will reprice.

	# of Loans	Balance	% of the Total
Reset frequency	(Dollars in thousands)
Monthly	120	$26,557	1.3%
Semi-annually	3,323	999,195	49.0%
Annually	2,709	407,309	20.0%
No reset – non-performing loans	2,139	607,231	29.7%
Total	8,291	$2,040,292	100.0%

Set forth below as of June 30, 2012, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period and non-performing loans do not reset while in the non-performing status. Accordingly, the table below may include the same loans in more than one period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in thousands)
2012 (1)	N/A	N/A	$625,014	$641,228
2013	662,458	666,667	690,931	658,999
2014	685,477	699,159	741,999	675,158
Later years (2)	710,867	734,659	791,058	713,414

(1)	Reflects loans that have reset through June 30, 2012.

(2)	Later years reflect one reset period per loan.

Interest only mortgages. Both adjustable and fixed term loans were offered with a 10-year interest only option. These loans were originated using Fannie Mae and Freddie Mac guidelines as a base framework. We generally applied the debt-to-income ratio guidelines and documentation using the AUS Approve/Reject response requirements.

Set forth below is a table describing the characteristics of the interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at June 30, 2012, by year of origination.

	2008 and Prior	2009	2010	2011	2012	Total
Year of Origination		(Dollars in thousands)
Unpaid principal balance (1)	$1,367,615	$540	$1,478	N/A	N/A	$1,369,633
Average note rate (2)	4.28%	3.75%	5.28%	N/A	N/A	4.28%
Average original FICO score	724	672	720	N/A	N/A	724
Average current FICO score (3)	711	648	672	N/A	N/A	711
Average original loan-to-value ratio	74.8%	79.2%	62.4%	N/A	N/A	74.8%
Housing Price Index LTV, as recalculated (4)	95.6%	72.2%	64.9%	N/A	N/A	95.5%
Underwritten with low or stated Income documentation	37.0%	—%	—%	N/A	N/A	37.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	As described earlier, interest only loans placed in portfolio in 2010 comprise loans that were initially originated for sale. There are two loans in this population.

(3)	Current FICO scores obtained at various times during the current quarter.

(4)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of March 31, 2012.

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

Set forth below is a table describing the characteristics of the second mortgage loans in our held-for-investment portfolio at June 30, 2012, by year of origination.

	2008 and prior	2009	2010	2011	2012	Total
Year of Origination	(Dollars in thousands)
Unpaid principal balance (1)	$125,512	$1,519	$392	$73	$15	$127,511
Average note rate	7.95%	6.92%	6.87%	7.33%	6.99%	7.93%
Average original FICO score	733	716	694	706	741	733
Average original loan-to-value ratio	20.2%	18.0%	14.5%	14.9%	15.0%	18.4%
Average original combined loan-to-value ratio	82.0%	89.4%	59.5%	92.9%	94.9%	82.0%
Housing Price Index LTV, as recalculated (2)	23.9%	19.0%	14.4%	13.8%	15.0%	23.8%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of March 31, 2012.

Home Equity Line of Credit (“HELOC”) loans. The majority of HELOC loans were closed in conjunction with the closing of related first mortgage loans originated and serviced by us. Documentation requirements for HELOC applications were generally the same as those required of borrowers for the first mortgage loans originated by us, and debt-to-income ratios were capped at 50 percent. For HELOCs closed in conjunction with the closing of a first mortgage loan that was not being originated by us, our debt-to-income ratio requirements were capped at 40 percent to 45 percent and the LTV was capped at 80 percent. The qualifying payment varied over time and included terms such as either 0.75 percent of the line amount or the interest only payment due on the full line based on the current rate plus 0.5 percent. HELOCs were available in conjunction with primary residence transactions that required full documentation, and the borrower was allowed a CLTV ratio of up to 100 percent. For similar loans that also contained higher risk elements, we limited the maximum CLTV to 90 percent. FICO floors ranged from 620 to 720. The HELOC terms called for monthly interest-only payments with a balloon principal payment due at the end of 10 years. At times, initial teaser rates were offered for the first three months.
Set forth below is a table describing the characteristics of the HELOCs in our held-for-investment portfolio at June 30, 2012, by year of origination.

	2008 and Prior	2009	2010	2011	2012	Total
Year of Origination	(Dollars in thousands)
Unpaid principal balance (1)	$183,452	$697	N/A	$2,349	$3,912	$190,410
Average note rate (2)	5.23%	5.65%	N/A	3.90%	3.79%	5.19%
Average original FICO score	733	—	N/A	758	768	734
Average original loan-to-value ratio	25.2%	28.9%	N/A	41.6%	46.8%	22.0%
Housing Price Index LTV, as recalculated (3)	28.5%	20.9%	N/A	32.9%	39.2%	28.8%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)
Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market, the floor rate on virtually all of the loans is in effect.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of March 31, 2012.

Warehouse lending. We also continue to offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or drawdown on the line is collateralized by the residential first mortgage loan being funded, and in many cases, we subsequently acquire that loan. Underlying mortgage loans are predominately originated using GSE underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more qualified principal officers of the borrower. The aggregate amount of adjustable rate warehouse lines of credit granted to other mortgage lenders at June 30, 2012 was $2.3 billion, of which $1.3 billion was outstanding and had an average rate of 5.46 percent, compared to $2.1 billion granted at December 31, 2011, of which $1.2 billion was outstanding and had an average rate of 5.50 percent. As of June 30, 2012 and December 31, 2011, our warehouse lines funded over 65 percent of the loans in our correspondent channel. There were 308 warehouse lines of credit to other mortgage lenders with an average size of $7.4 million at June 30, 2012, compared to 293 warehouse lines of credit with an average size of $7.0 million at December 31, 2011. Loans on non-accrual status totaled $28,000 at both June 30, 2012 and December 31, 2011.

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

Our commercial loan portfolio totaled $1.8 billion at June 30, 2012 and $1.7 billion at December 31, 2011, and consists of three loan types, commercial real estate, commercial and industrial and commercial lease financing, each of which is discussed in more detail below. During the six months ended June 30, 2012, we originated $464.0 million in commercial loans. The following table identifies the commercial loan portfolio by loan type and selected criteria at June 30, 2012.

	Unpaid Principal Balance	Average Note Rate	Loans on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$720,214	5.45%	$89,522
Adjustable rate	355,989	4.36%	43,079
Total commercial real estate loans	1,076,203		$132,601
Net deferred fees and other	(1,188)
Total commercial real estate loans	$1,075,015
Commercial and industrial loans:
Fixed rate	$83,627	3.52%	$12
Adjustable rate	484,341	2.73%	44
Total commercial and industrial loans	567,968		$56
Net deferred fees and other	1,320
Total commercial and industrial loans	$569,288
Commercial lease financing loans:
Fixed rate	$157,040	4.05%	$—
Net deferred fees and other	2,068
Total commercial lease financing loans	$159,108

At June 30, 2012, our commercial real estate loan portfolio totaled $1.1 billion, or 16.4 percent of our investment loan portfolio, our commercial and industrial loan portfolio was $569.3 million, or 8.7 percent of our investment loan portfolio, and our commercial lease financing totaled $159.1 million, or 2.4 percent of our investment loan portfolio. At December 31, 2011, our commercial real estate loan portfolio totaled $1.2 billion, or 17.7 percent of our investment loan portfolio, our commercial and industrial loan portfolio was $328.9 million, or 4.7 percent of our investment loan portfolio, and our commercial lease financing totaled $114.5 million, or 1.6 percent of our investment loan portfolio.

The following table describes the unpaid principal balance of our commercial loan portfolio at June 30, 2012 by year of origination.

	2009 and Prior	2010	2011	2012	Total
Year of Origination	(Dollars in thousands)
Commercial real estate loans (1)	$704,863	$22,806	$296,627	$51,907	$1,076,203
Commercial and industrial loans	1,507	753	291,260	274,448	567,968
Commercial lease financing loans	—	—	78,290	78,750	157,040

(1)	During the six months ended June 30, 2012, we had no sales of non-performing commercial real estate loans and charged-off $77.9 million of the same loans.

At June 30, 2012, our total commercial loans were geographically concentrated, with approximately $517.6 million (28.7 percent) of unpaid principal balance on commercial loans located in Michigan, $304.5 million (16.9 percent) located in the New England region, $179.6 million (10.0 percent) located in New York, $126.5 million (7.0 percent) located in California, $114.2 million (6.3 percent) located in Texas and $95.3 million (5.3 percent) located in Georgia.

The average loan balance in our total commercial portfolio was approximately $1.5 million for the six months ended June 30, 2012, with the largest loan being $50.0 million. There are approximately 33 loans with more than $10.0 million of exposure and those loans comprised approximately 37.0 percent of the total commercial portfolio.

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

The following table sets forth the performance of the Legacy CRE and New CRE loan portfolios at June 30, 2012.

New CRE (1)
Property Type	30 Days Past Due	60 Days Past Due	90+ Days Past Due (2)	Balance	Total Reserves
(Dollars in thousands)
Construction one-to-four family	$—	$—	$—	$—	$—
Land	—	—	—	162	3
Commercial and industrial loans	—	—	—	3,580	60
One-to-four family conventional	—	—	—	464	8
Multi-family conventional	—	—	—	132,889	2,218
Commercial non-owner occupied	—	—	—	111,843	1,868
Secured by nonfarm, nonresidential	—	—	—	33,119	553
Other	—	—	—	47,906	800
Negative escrow	—	—	—	—	—
Net deferred fees and other	—	—	—	(1,802)	—
Total	$—	$—	$—	$328,161	$5,510

(1)	Includes commercial real estate loans originated during 2011 and into 2012.

(2)	Greater than 90 days past due includes performing non-accrual loans.

Credit standards on the origination of New CRE loans are underwritten by experienced commercial real estate relationship manager's in each market, under much tighter policies and procedures than those of the Legacy CRE loans. In addition, our New CRE loans are originated by experienced commercial lenders, primarily in markets they understand well based on prior experience. The primary factors considered in commercial real estate credit approvals are the financial strength of the borrower, assessment of the borrower's management capabilities, industry sector trends, type of exposure, transaction structure, and the general economic outlook. Commercial real estate loans are made on a secured, or in limited cases, on an unsecured basis, with a vast majority also being refined by personal guarantees of the principals of the borrowing business. Assets used as collateral for secured commercial real estate loans required an appraised value sufficient to satisfy our LTV ratio requirements. We also generally require a minimum debt-service-coverage ratio, other than for development loans, and consider the enforceability and collectability of any relevant guarantees and the quality of the collateral.

Legacy CRE (1)
Property Type	30 Days Past Due	60 Days Past Due	90+ Days Past Due (2)	Balance	Total Reserves
(Dollars in thousands)
Construction one-to-four family	$—	$—	$1,027	$1,027	$—
Land	—	—	7,599	10,742	617
Commercial and industrial loans	—	—	—	—	—
One-to-four family conventional	72	—	672	3,315	288
Multi-family conventional	648	—	1,364	59,087	4,421
Commercial non-owner occupied	544	2,345	118,628	609,252	43,105
Secured by nonfarm, nonresidential	454	—	8,778	62,425	4,436
Other	—	—	—	394	30
Negative escrow	—	—	—	2,076	—
Net deferred fees and other	—	—	—	(1,463)	—
Total	$1,718	$2,345	$138,068	$746,855	$52,897

(1)	Includes commercial real estate loans originated prior to 2011.

(2)	Greater than 90 days past due includes performing non-accrual loans.

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

Summary of Operations

Our net income applicable to common stock for the three months ended June 30, 2012 was $86.0 million ($0.15 per diluted share), compared to a loss of $(74.9) million (loss of $(0.14) per diluted share) for the three months ended June 30, 2011. For the six months ended June 30, 2012, our net income applicable to common stock was $77.3 million ($0.13 per diluted share), as compared to a net loss of $(106.6) million (loss of $(0.19) per diluted share) during six months ended June 30, 2011. The increase during the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was affected by the following factors:

•	Net interest margin improved to 2.34 percent as compared to 1.81 percent for the six months ended June 30, 2011, primarily due to a decrease in our cost of funds;

•	Net interest income increased by $46.3 million to $150.2 million for the six months ended June 30, 2012, primarily due to a 50 basis point decline in our cost of funds;

•	Net gain on loan sales increased $327.5 million from the six months ended June 30, 2011, to $417.5 million, primarily due to an increase in volume of loan sales and margins;

•
Representation and warranty reserve - change in estimate increased $64.8 million to $106.6 million for the six months ended June 30, 2012, primarily due to refinements in the estimation process that occurred during the first quarter 2012 and an increased demand of repurchase requests from GSEs; and

•
Provision for loan losses increased by $96.4 million from the six months ended June 30, 2011, to $173.1 million, primarily as a result of refinements to existing loss models during the first quarter 2012.

See “Results of Operations” below.

Selected Financial Ratios
(Dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Return on average assets	2.37%	(2.32)%	1.08%	(1.64)%
Return on average equity	31.09%	(24.87)%	13.78%	(17.40)%
Efficiency ratio	53.7%	119.7%	58.5%	107.7%
Efficiency ratio (credit-adjusted) (1)	41.2%	82.3%	41.8%	72.2%
Equity/assets ratio (average for the period)	7.62%	9.33%	7.81%	9.40%
Mortgage loans originated (2)	$12,547,017	$4,642,864	$23,716,426	$9,499,248
Other loans originated	$203,584	$152,408	$475,029	$183,698
Mortgage loans sold and securitized	$12,777,311	$4,362,518	$23,607,109	$10,192,026
Interest rate spread – bank only (3)	2.10%	1.62%	2.12%	1.62%
Net interest margin – bank only (4)	2.37%	1.86%	2.39%	1.87%
Interest rate spread – consolidated (3)	2.08%	1.61%	2.10%	1.61%
Net interest margin – consolidated (4)	2.32%	1.81%	2.34%	1.81%
Average common shares outstanding	557,405,579	553,946,138	557,014,312	553,751,593
Average fully diluted shares outstanding	561,821,303	553,946,138	560,082,317	553,751,593
Average interest earning assets	$12,943,237	$11,297,984	$12,791,952	$11,385,031
Average interest paying liabilities	$11,100,307	$10,301,159	$11,047,283	$10,380,371
Average stockholders' equity	$1,106,224	$1,204,652	$1,121,421	$1,224,829
Charge-offs to average investment loans (annualized)	3.24%	3.15%	6.18%	2.64%

	June 30, 2012	December 31, 2011	June 30, 2011
Equity-to-assets ratio	8.20%	7.92%	9.27%
Tier 1 capital ratio (to adjusted total assets)(5)	9.07%	8.95%	10.07%
Total risk-based capital ratio (to risk-weighted assets) (5)	17.03%	16.64%	19.73%
Book value per common share	$1.65	$1.48	$1.66
Number of common shares outstanding	557,722,618	555,775,639	554,163,337
Mortgage loans serviced for others	$76,192,099	$63,770,676	$57,087,989
Weighted average service fee (basis points)	30.4	30.8	30.3
Capitalized value of mortgage servicing rights	0.84%	0.80%	1.01%
Ratio of allowance for loan losses to non-performing loans held-for-investment (5)	66.5%	65.1%	67.9%
Ratio of allowance for loan losses to loans held-for-investment (6)	4.38%	4.52%	4.59%
Ratio of non-performing assets to total assets (bank only)	3.75%	4.43%	4.06%
Number of bank branches	111	113	162
Number of loan origination centers	30	27	30
Number of employees (excluding loan officers and account executives)	3,184	2,839	2,990
Number of loan officers and account executives	336	297	316

(1)	Based on efficiency ratios as calculated, less representation and warranty reserve change in estimate and asset resolution expense.

(2)	Includes residential first mortgage and second mortgage loans.

(3)
Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

(5)
Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk-based capital. These ratios are applicable to the Bank only.

(6)	Bank only and does not include non-performing loans held-for-sale.

Results of Operations

         Three months. Net income applicable to common stockholders for the three months ended June 30, 2012 was $86.0 million, $0.15 per diluted share, an $160.9 million increase from the loss of $(74.9) million, $(0.14) per diluted share, during the three months ended June 30, 2011. The increase in net income resulted from a $182.3 million increase in non-interest income, a $24.2 million increase in net interest income, offset by a $38.6 million increase in non-interest expense and a $10.0 million increase in provision for loan losses.

Six months. Net income applicable to common stockholders for the six months ended June 30, 2012 was $77.3 million, $0.13 per diluted share, a $183.8 million increase from the loss of $(106.6) million, $(0.19) per diluted share, during the six months ended June 30, 2011. The overall increase resulted from a $307.4 million increase in non-interest income and a $46.3 million increase in net interest income, offset by a $96.4 million increase in provision for loan losses and a $80.1 million increase in non-interest expense.

Net Interest Income

We recognized $75.5 million in net interest income for the three months ended June 30, 2012, which represented an increase of 47.1 percent, compared to $51.3 million reported for the three months ended June 30, 2011. The $24.2 million increase for three months ended June 30, 2012 is primarily due to a decrease in overall cost of funds to 1.72 percent from 2.21 percent in the three months ended June 30, 2011. Net interest income represented 23.9 percent of our total revenue during the three months ended June 30, 2012, compared to 46.9 percent for the three months ended June 30, 2011.

For the six months ended June 30, 2012, we recognized $150.2 million in net interest income, which represented an increase of 44.6 percent, compared to $103.9 million reported for the six months ended June 30, 2011. The $46.3 million increase for six months ended June 30, 2012, is primarily due to a decrease in overall cost of funds to 1.74 percent from 2.24 percent in the six months ended June 30, 2011. Net interest income represented 24.5 percent of our total revenue during the six months ended June 30, 2012, compared to 40.2 percent for the six months ended June 30, 2011.

Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities.

Three months. For the three months ended June 30, 2012, we had average interest-earning assets of $12.9 billion, compared to $11.3 billion for the three months ended June 30, 2011. The increase in average interest-earning assets reflects a $1.5 billion increase in average loans held-for-sale and a $0.7 billion increase in average loans held-for-investment. Average-interest bearing liabilities totaled $11.1 billion for the three months ended June 30, 2012, compared to $10.3 billion for the three months ended June 30, 2011. The increase of $0.8 billion reflects a $0.6 billion increase in average FHLB advances for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

The increase in interest income was primarily driven by an increase in the average balance of available-for-sale mortgage loans due to the increase in mortgage originations during the three months ended June 30, 2012, and an increase in commercial loans held-for-investment driven by new commercial relationships. Interest expense for the three months ended June 30, 2012 decreased compared to the three months ended June 30, 2011. We continue to replace maturing retail certificates of deposit with core money market and savings accounts. The average cost of interest-bearing liabilities decreased 49 basis points from 2.21 percent for the three months ended June 30, 2011 to 1.72 percent for the three months ended June 30, 2012, while the average yield on interest-earning assets slightly decreased two basis points, from 3.82 percent for the three months ended June 30, 2011 to 3.80 percent for the three months ended June 30, 2012. As a result, our interest rate spread was 2.08 percent for the three months ended June 30, 2012, compared to 1.61 percent for the three months ended June 30, 2011.

Our consolidated net interest margin for the three months ended June 30, 2012 was 2.32 percent, compared to 1.81 percent for the three months ended June 30, 2011. The Bank recorded a net interest margin of 2.37 percent for the three months ended June 30, 2012, compared to 1.86 percent for the three months ended June 30, 2011.

Six months. For the six months ended June 30, 2012, we had average interest-earning assets of $12.8 billion, compared to $11.4 billion for the six months ended June 30, 2011. The increase in average interest-earning assets reflects a $1.1 billion increase in average loans available-for-sale and a $0.8 billion increase in average loans held-for-investment. Average-interest bearing liabilities totaled $11.0 billion for the six months ended June 30, 2012, compared to $10.4 billion for the six months ended June 30, 2011. The increase reflects a $0.6 billion increase in average FHLB advances for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

Interest income for the six months ended June 30, 2012 was $245.8 million, an increase of 12.1 percent from the $219.2 million recorded for the six months ended June 30, 2011. The increase in interest income was primarily driven by an increase in the average balance of available-for-sale mortgage loans due to the increase in mortgage originations during the six months ended June 30, 2012, and an increase in commercial loans held-for-investment driven by new commercial relationships. Interest expense for the six months ended June 30, 2012 was $95.6 million, a 17.1 percent decrease, compared to $115.3 million for the six months ended June 30, 2011. We continue to replace maturing retail certificates of deposit with core money market and savings accounts. The average cost of interest-bearing liabilities decreased 50 basis points from 2.24 percent for the six months ended June 30, 2011 to 1.74 percent for the six months ended June 30, 2012, while the average yield on interest-earning assets decreased one basis point, from 3.85 percent for the six months ended June 30, 2011 to 3.84 percent for the six months ended June 30, 2012. As a result, our interest rate spread was 2.10 percent for the six months ended June 30, 2012, compared to 1.61 percent for the six months ended June 30, 2011.

Our consolidated net interest margin was positively impacted by the expansion of our interest rate spread during the six months ended June 30, 2012 . The result was a net interest margin for the six months ended June 30, 2012 of 2.34 percent, compared to 1.81 percent the six months ended June 30, 2011. The Bank recorded a net interest margin of 2.39 percent for the six months ended June 30, 2012, compared to 1.87 percent for the six months ended June 30, 2011.

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

The following tables present on a consolidated basis (rather than on a Bank-only basis) interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income recorded on our loans is adjusted by the amortization of net premiums, net deferred loan origination costs and the amount of negative amortization (i.e., capitalized interest) arising from our option power ARM loans. These adjustments to interest income during the three and six months ended June 30, 2012 was a net reduction of $(0.1) million and $(2.1) million, respectively, compared to an increase of $0.5 million and a net reduction of $(0.4) million during the three and six months ended June 30, 2011, respectively. Non-accruing loans were included in the average loans outstanding.

	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans held-for-sale	$2,977,233	$29,092	3.91%	$1,509,692	$17,814	4.72%
Loans repurchased with government guarantees	2,067,022	17,385	3.36%	1,752,817	13,260	3.03%
Loans held-for-investment:
Consumer loans (1)	4,635,259	50,713	4.38%	4,551,266	52,245	4.59%
Commercial loans (1)	1,835,897	18,421	3.97%	1,211,284	14,836	4.85%
Loans held-for-investment	6,471,156	69,134	4.27%	5,762,550	67,081	4.65%
Securities classified as available-for-sale or trading	642,389	6,850	4.27%	724,694	8,949	4.94%
Interest-earning deposits and other	785,437	462	0.24%	1,548,231	957	0.25%
Total interest-earning assets	12,943,237	122,923	3.80%	11,297,984	108,061	3.82%
Other assets	1,571,239			1,612,293
Total assets	$14,514,476			$12,910,277
Interest-Bearing Liabilities:
Demand deposits	$361,916	$219	0.24%	$409,663	$339	0.33%
Savings deposits	1,829,592	3,418	0.75%	1,182,145	2,342	0.79%
Money market deposits	482,296	588	0.49%	579,361	1,061	0.73%
Certificates of deposit	3,113,134	9,815	1.27%	3,002,363	13,576	1.81%
Total retail deposits	5,786,938	14,040	0.98%	5,173,532	17,318	1.34%
Demand deposits	95,805	117	0.49%	66,549	91	0.55%
Savings deposits	272,119	381	0.56%	433,642	703	0.65%
Certificates of deposit	361,315	595	0.66%	237,600	397	0.67%
Total government deposits	729,239	1,093	0.60%	737,791	1,191	0.65%
Wholesale deposits	339,018	3,188	3.78%	741,024	6,393	3.46%
Total deposits	6,855,195	18,321	1.07%	6,652,347	24,902	1.50%
FHLB advances	3,996,527	27,386	2.76%	3,400,202	30,218	3.56%
Other	248,585	1,738	2.81%	248,610	1,617	2.61%
Total interest-bearing liabilities	11,100,307	47,445	1.72%	10,301,159	56,737	2.21%
Other liabilities	2,307,945			1,404,466
Stockholders’ equity	1,106,224			1,204,652
Total liabilities and stockholders equity	$14,514,476			$12,910,277
Net interest-earning assets	$1,842,930			$996,825
Net interest income		$75,478			$51,324
Interest rate spread (2)			2.08%			1.61%
Net interest margin (3)			2.32%			1.81%
Ratio of average interest-earning assets to interest-bearing liabilities			116.6%			109.7%

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

(2)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2012			2011
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans held-for-sale	$2,685,479	$53,334	3.97%	$1,596,272	$36,508	4.57%
Loans repurchased with government guarantees	2,044,680	34,459	3.37%	1,749,124	26,036	2.98%
Loans held-for-investment:
Consumer loans (1)	4,813,043	104,628	4.36%	4,583,299	107,985	4.72%
Commercial loans (1)	1,795,907	37,098	4.09%	1,219,834	29,740	4.85%
Loans held-for-investment	6,608,950	141,726	4.28%	5,803,133	137,725	4.75%
Securities classified as available-for-sale or trading	714,332	15,421	4.32%	677,332	17,046	5.04%
Interest-earning deposits and other	738,511	874	0.24%	1,559,170	1,925	0.25%
Total interest-earning assets	12,791,952	245,814	3.84%	11,385,031	219,240	3.85%
Other assets	1,568,874			1,638,684
Total assets	$14,360,826			$13,023,715
Interest-Bearing Liabilities:
Demand deposits	$354,229	$441	0.25%	$404,043	$724	0.36%
Savings deposits	1,719,894	6,723	0.79%	1,128,994	4,736	0.85%
Money market deposits	484,602	1,236	0.51%	567,737	2,135	0.76%
Certificates of deposit	3,099,009	20,145	1.31%	3,093,482	28,712	1.87%
Total retail deposits	5,657,734	28,545	1.01%	5,194,256	36,307	1.41%
Demand deposits	97,265	239	0.49%	72,117	195	0.55%
Savings deposits	271,360	767	0.57%	395,593	1,275	0.65%
Certificates of deposit	376,985	1,243	0.66%	244,584	825	0.68%
Total government deposits	745,610	2,249	0.61%	712,294	2,295	0.65%
Wholesale deposits	348,275	6,514	3.76%	790,772	13,322	3.40%
Total Deposits	6,751,619	37,308	1.11%	6,697,322	51,924	1.56%
FHLB advances	4,047,079	54,778	2.72%	3,434,438	60,196	3.53%
Other	248,585	3,517	2.84%	248,610	3,223	2.61%
Total interest-bearing liabilities	11,047,283	95,603	1.74%	10,380,370	115,343	2.24%
Other liabilities	2,192,122			1,418,516
Stockholders’ equity	1,121,421			1,224,829
Total liabilities and stockholders equity	$14,360,826			$13,023,715
Net interest-earning assets	$1,744,669			$1,004,661
Net interest income		$150,211			$103,897
Interest rate spread (2)			2.10%			1.61%
Net interest margin (3)			2.34%			1.81%
Ratio of average interest-earning assets to interest-bearing liabilities			115.8%			109.7%

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

(2)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	For the Three Months Ended June 30,
	2012 Versus 2011 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held-for-sale	$(6,039)	$17,317	$11,278
Loans repurchased with government guarantees	1,748	2,377	4,125
Loans held-for-investment
Consumer loans(1)	(2,497)	965	(1,532)
Commercial loans(2)	(3,981)	7,566	3,585
Total loans held-for-investment	(6,478)	8,531	2,053
Securities available-for-sale or trading	(1,082)	(1,017)	(2,099)
Interest-earning deposits and other	(23)	(472)	(495)
Total other interest-earning assets	$(11,874)	$26,736	$14,862
Interest-Bearing Liabilities:
Demand deposits	$(80)	$(40)	$(120)
Savings deposits	(210)	1,286	1,076
Money market deposits	(295)	(178)	(473)
Certificates of deposit	(4,263)	502	(3,761)
Total retail deposits	(4,848)	1,570	(3,278)
Demand deposits	(14)	40	26
Savings deposits	(60)	(262)	(322)
Certificates of deposit	(9)	207	198
Total government deposits	(83)	(15)	(98)
Wholesale deposits	273	(3,478)	(3,205)
Total deposits	(4,658)	(1,923)	(6,581)
FHLB advances	(8,146)	5,314	(2,832)
Other	121	—	121
Total interest-bearing liabilities	$(12,683)	$3,391	$(9,292)
Change in net interest income	$809	$23,345	$24,154

(1)	Consumer loans include residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and commercial lease financing loans.

	For the Six Months Ended June 30,
	2012 Versus 2011 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans held-for-sale	$(8,085)	$24,911	$16,826
Loans repurchased with government guarantees	4,024	4,399	8,423
Loans held-for-investment
Consumer loans(1)	(8,778)	5,421	(3,357)
Commercial loans(2).	(6,609)	13,967	7,358
Total loans held-for-investment	(15,387)	19,388	4,001
Securities available-for-sale or trading	(2,557)	932	(1,625)
Interest-earning deposits and other	(30)	(1,021)	(1,051)
Total other interest-earning assets	$(22,035)	$48,609	$26,574
Interest-Bearing Liabilities:
Demand deposits	$(193)	$(90)	$(283)
Savings deposits	(512)	2,499	1,987
Money market deposits	(584)	(315)	(899)
Certificates of deposit	(8,619)	52	(8,567)
Total retail deposits	(9,908)	2,146	(7,762)
Demand deposits	(25)	69	44
Savings deposits	(104)	(404)	(508)
Certificates of deposit	(32)	450	418
Total government deposits	(161)	115	(46)
Wholesale deposits	709	(7,517)	(6,808)
Total deposits	(9,360)	(5,256)	(14,616)
FHLB advances	(16,245)	10,827	(5,418)
Other	294	—	294
Total interest-bearing liabilities	$(25,311)	$5,571	$(19,740)
Change in net interest income	$3,276	$43,038	$46,314

(1)	Consumer loans include residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and commercial lease financing loans.

Provision for Loan Losses

The provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.

Three months. The provision for loan losses was $58.4 million for the three months ended June 30, 2012, an increase from $48.4 million for the three months ended June 30, 2011. Loan loss provision expense increased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to the refinements to existing loss models adopted during the first quarter 2012. Net charge-offs for three months ended June 30, 2012 totaled $52.4 million, compared to $45.4 million for the three months ended June 30, 2011. As a percentage of the average loans held-for-investment, net charge-offs for the three months ended June 30, 2012 increased to 0.81 percent from 0.79 percent for the three months ended June 30, 2011. The increase in the provision coupled with an increase in net charge-offs during the three months ended June 30, 2012, increased the allowance for loan losses to $287.0 million at June 30, 2012.

Six months. During the six months ended June 30, 2012, we recorded a provision for loan losses of $173.1 million as compared to $76.7 million recorded during the six months ended June 30, 2011. The increase in the provision during the six months ended June 30, 2012 resulted in an allowance for loan losses of $287.0 million at June 30, 2012 and $318.0 at December 31, 2011. Net charge-offs for six month period ended June 30, 2012 totaled $204.1 million, compared to $76.7 million during the six months ended June 30, 2011. The increase was primarily due to refinements in our loss models implemented in the first quarter 2012. As a percentage of the average loans held-for-investment, net charge-offs for the six months ended June 30, 2011 increased to 3.09 percent from 1.32 percent during the six months ended June 30, 2011.

Past due loans include all loans that were delinquent for at least 30 days when a borrower fails to make a payment and/or such payment is received after the first day of the month following the month of the missed payment. Total past due loans decreased to $522.5 million at June 30, 2012, of which $431.6 million were greater than 90 days past due, compared to $633.5 million at December 31, 2011, of which $488.4 million were greater than 90 days past due. During the six months ended June 30, 2012, the decrease in past due loans primarily resulted from charge offs of specific valuation allowances and successes in loan modification efforts. The overall past due loan rates on residential first mortgage loans decreased to 11.6 percent at June 30, 2012 from 12.9 percent at December 31, 2011. This decrease was driven largely by the residential first mortgage net charge offs during the six months ended June 30, 2011 of $110.9 million. The overall past due loan rates on commercial real estate loans increased to 13.2 percent at June 30, 2012 from 9.6 percent at December 31, 2011, due to some adverse migration to nonaccrual status.

See the section captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
The following table sets forth the components of our non-interest income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Loan fees and charges	$34,783	$14,712	$64,757	$30,850
Deposit fees and charges	5,039	7,845	9,961	15,345
Loan administration	25,012	30,450	63,898	69,786
Net gain (loss) on trading securities	3,711	102	(2,260)	28
Loss on transferors’ interest	(1,244)	(2,258)	(1,653)	(4,640)
Net gain on loan sales	212,666	39,827	417,518	90,012
Net loss on sales of mortgage servicing rights	(983)	(2,381)	(3,299)	(2,493)
Net gain on securities available-for-sale	20	—	330	—
Net (loss) gain on sale of assets	(26)	1,293	—	256
Total other-than-temporary impairment (loss) gain	(1,707)	39,725	2,810	39,725
Gain (loss) recognized in other comprehensive income before taxes	690	(55,309)	(5,002)	(55,309)
Net impairment losses recognized in earnings	(1,017)	(15,584)	(2,192)	(15,584)
Representation and warranty reserve – change in estimate	(46,028)	(21,364)	(106,566)	(41,791)
Other fees and charges	8,401	5,436	21,216	12,575
Total non-interest income	$240,334	$58,078	$461,710	$154,344

Total non-interest income was $240.3 million during the three months ended June 30, 2012, which was a $182.2 million increase from $58.1 million of non-interest income during the three months ended June 30, 2011. The increase during the three months ended June 30, 2012, was primarily due to an increase in net gain on loan sales, an increase in loan fees and charges and a decrease in loss recognized in other comprehensive income before taxes, offset in part by an increase in representation and warranty reserve - change in estimate. During the six months ended June 30, 2012, total non-interest income increased to $461.7 million, from $154.3 million of non-interest income during the six months ended June 30, 2011. The changes during the six months ended June 30, 2012, were primarily due to the same reasons stated above. Factors affecting the comparability of the primary components of non-interest income are discussed in the following paragraphs.

Loan fees and charges. Our lending operation and banking operation both earn loan origination fees and collect other charges in connection with originating residential first mortgages, commercial loans and other consumer loans. For the three months ended June 30, 2012, we recorded loan fees and charges of $34.8 million, an increase of $20.1 million from the $14.7 million recorded during the three months ended June 30, 2011. Loan fees and charges during the six months ended June 30, 2012 were $64.8 million, compared to $30.9 million recorded during the six months ended June 30, 2011. The increase in loan fees is related to the increase in the residential first mortgage loan originations during the six months ended June 30, 2011. Commercial loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. We account for substantially all residential first mortgage originations as held-for-sale using the fair value method and no longer apply deferral of non-refundable fees and costs to those loans.

Deposit fees and charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. Our total number of customer checking accounts decreased 18.6 percent from approximately 132,000 on June 30, 2011 to 107,500 as of June 30, 2012. The divestiture of the Georgia and Indiana banking centers in December 2011 included the sale of approximately 22,000 customer checking accounts and represented most of the decrease.

Three months. Total deposit fees and charges decreased 35.8 percent during the three months ended June 30, 2012 to $5.0 million, compared to $7.8 million during the three months ended June 30, 2011. The primary reason for the decrease in deposit fees and charges was the divestiture of the Georgia and Indiana banking centers in December 2011. Georgia and Indiana combined provided $2.0 million of the deposit fees and charges during the three months ended June 30, 2011. The Federal Reserve final ruling regarding interchange fees had a negative impact on debit card fee income beginning October 1, 2011, with the average fee per transaction dropping from 50 cents during the three months ended June 30, 2011 to 24 cents during the three months ended June 30, 2012.

Six months. Total deposit fees and charges decreased $5.3 million to $10.0 million, or 35.1 percent, during the six months ended June 30, 2012 from $15.3 million during the six months ended June 30, 2011. The primary reason for the decrease in deposit fees and charges was the divestiture of the Georgia and Indiana banking centers in December 2011. Georgia and Indiana combined provided $3.9 million of the deposit fees and charges during the six months ended June 30, 2011. Debit card fee income decreased to $1.3 million during the six months ended June 30, 2012 from $3.7 million during the six months ended June 30, 2011. The Federal Reserve final ruling regarding interchange fees had a negative impact on debit card fee income beginning October 1, 2011, with the average fee per transaction dropping from 50 cents during the six months ended June 30, 2011 to 24 cents during the six months ended June 30, 2012.

Loan administration. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee, also referred to herein as loan administration income. Our mortgage servicing rights ("MSRs") are accounted for on the fair value method. See Note 10 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
The following table summarizes net loan administration income (loss).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Servicing income on residential first mortgage servicing:
Servicing fees, ancillary income and charges (1)	$50,743	$42,762	$99,242	$86,382
Fair value adjustments	(84,656)	(48,917)	(91,583)	(44,794)
Gain on hedging activity	58,925	36,605	56,239	28,198
Total net loan administration income (2)	$25,012	$30,450	$63,898	$69,786

(1)	Includes the servicing fees, ancillary income and charges on other consumer mortgage servicing.

(2)
Loan administration income does not reflect the impact of securities deployed as economic hedges of MSR assets. These positions, recorded as securities - trading, provided $3.7 million in gains and $2.3 million in losses in the three and six months ended June 30, 2012, respectively, compared to $0.1 million and less than $0.1 million in gains for the three and six months ended June 30, 2011, respectively. These positions, which are on the balance sheet, also contributed $0.4 million and $1.8 million in interest income for the three and six months ended June 30, 2012, respectively, compared to $0.9 million and $1.1 million during the three and six months ended June 30, 2011, respectively.

Three months. The loan administration income decrease was primarily due to unfavorable fair value adjustments to our MSRs, partially offset by increases in servicing fees, ancillary income, and charges on our residential first mortgage servicing due to an increase in the average balance in the portfolio of loans serviced for others during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The total unpaid principal balance of loans serviced for others at June 30, 2012 was $76.2 billion, compared to $57.1 billion at June 30, 2011.

Six months. Loan administration income was $63.9 million for the six months ended June 30, 2012, compared to $69.8 million during the six months ended June 30, 2011. The decrease was primarily due to unfavorable fair value adjustments to our MSRs, partially offset by increases in servicing fees, ancillary income, and charges on our residential first mortgage servicing due to an increase in the average balance in the portfolio of loans serviced for others. During the six months ended June 30, 2012 and 2011, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $2.4 billion and $4.7 billion, respectively.

At June 30, 2012, we had no consumer loans serviced for others (due to the transfer of such servicing pursuant to the applicable servicing agreements).

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

Three months. For U.S. Treasury bonds held, we recorded a gain of $3.7 million for the three months ended June 30, 2012, of which $19.5 million was related to a realized gain on the sale of U.S. Treasury bonds and $15.8 million was related to an unrealized loss on U.S. Treasury bonds held at June 30, 2012. For the three months ended June 30, 2011, we recorded a gain of $0.1 million for the three months ended June 30, 2011, all of which was related to an unrealized gain on U.S. Treasury bonds held at June 30, 2011.

Six months. For the six months ended June 30, 2012, we recorded a loss of $(2.3) million on U.S. Treasury bonds held, of which $21.7 million was related to an unrealized loss on U.S. Treasury bonds and $19.4 million was related to a realized gain on the sale of U.S. Treasury bonds held at June 30, 2012. For the six months ended June 30, 2011, we recorded a gain of less than $0.1 million all of which was related to an unrealized gain on agency mortgage-backed securities and U.S. Treasury bonds held at June 30, 2011.

Loss on transferor interests. Losses on transferor's interest are a result of a reduction in the estimated fair value of our beneficial interests resulting from private securitizations. The loss during the three and six months ended June 30, 2012 are primarily due to continued increases in expected credit losses on the assets underlying the securitizations. We have not engaged in any private-label securitization activity since 2007.

Three months. We recognized losses of $1.2 million and $2.3 million for the three months ended June 30, 2012 and June 30, 2011, respectively, all of which was related to a reduction in the transferor's interest related to our HELOC securitizations. At June 30, 2012, our expected liability was $0.4 million, compared to $3.0 million at June 30, 2011.

Six months. For the six months ended June 30, 2012 and June 30, 2011, we recognized a loss of $1.7 million and $4.6 million, respectively, all of which was related to a reduction in the transferor’s interest related to our HELOC securitizations.

Net gain on loan sales. Our home lending operation, or our residential mortgage business, records the transaction fee income it generates from the origination, securitization and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans originated for sale and the fair value of these loans, net of related selling expenses. Net gain on loan sales is increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments, increases to the representation and warranty reserve (formerly known as secondary market reserve) related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Historically, pricing competition on mortgage loans is lower in periods of low or decreasing interest rates, due to higher consumer demand as usually evidenced by higher loan origination levels, resulting in higher spreads on origination. Conversely, pricing competition increases when interest rates rise, which generally reduce consumer demand, thus decreasing spreads on origination and compressing gain on sale. During the second quarter 2012, the net gain was favorably impacted by the significant volume of mortgage activity due to the attractive rate environment and associated spreads available from securities sold that are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net gain on loan sales	$212,666	$39,827	$417,518	$90,012
Loans sold or securitized	$12,777,311	$4,362,518	$23,607,109	$10,192,026
Net margin on loan sales	1.66%	0.91%	1.77%	0.88%

Three months. Net gain on loan sales increased for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, as a result of increased residential first mortgage originations and continued strong margins on sales of the originations, as well as a reduction in overall hedging costs. For the three months ended June 30, 2012, the mortgage rate-lock commitments on residential first mortgages of $17.5 billion increased, compared to $6.4 billion in the three months ended June 30, 2011, and loan sales of $12.8 billion in loans for the three months ended June 30, 2012 also increased, compared to $4.4 billion sold during the three months ended June 30, 2011. The increase in the mortgage rate-lock commitments during the three months ended June 30, 2012, reflected the lower rate environment following an August 2011 announcement by the Federal Reserve stating an intention to maintain a low-interest rate environment until at least 2013. Following such announcement, we experienced a sudden and sustained increase in mortgage rate-lock commitments and a concurrent increase in overall pricing.

Six months. Net gain on loan sales increased during the six months ended June 30, 2012, from the six months ended June 30, 2011. The increase included the sale of $23.6 billion in loans during the six months ended June 30, 2012, compared to $10.2 billion sold in the six months ended June 30, 2011. For the six months ended June 30, 2012, the mortgage rate-lock commitments on residential first mortgages increased to $32.4 billion, compared to $12.0 billion in the six months ended June 30, 2011. The increase in loan sales was primarily due to strong consumer demand for the refinancing of residential mortgage loans in a declining interest rate environment. Additionally, we have been able to strategically take advantage of opportunities given the current displacement in the mortgage market.

Our calculation of net gain on loan sales reflects adoption of fair value accounting for the majority of mortgage loans held-for-sale beginning January 1, 2009. The change of method was made on a prospective basis; therefore, only mortgage loans held-for-sale that were originated after 2009 have been affected. In addition, we also had changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held-for-investment and provisions to representation and warranty reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to a gain of $17.0 million and $58.1 million for the three and six months ended June 30, 2012, respectively, compared to a loss of $6.5 million and $47.5 million during the three and six months ended June 30, 2011, respectively. Provisions to our representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases amounted to $5.6 million and $10.7 million for the three and six months ended June 30, 2012, respectively, compared to $1.4 million and $3.7 million during the three and six months ended June 30, 2011, respectively.

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

Three months. For the three months ended June 30, 2012, we recorded a loss on sales of MSRs of $1.0 million, compared to a $2.4 million loss recorded for the three months ended June 30, 2011. During the three months ended June 30, 2012, we had no sales of servicing rights on a bulk basis associated with underlying mortgage loans and $0.2 billion on a servicing released basis (i.e., sold together with the sale of the underlying loans). During the three months ended June 30, 2011, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $4.7 billion and on a servicing released basis (i.e., sold together with the sale of the underlying loans) totaling $0.3 billion.

Six months. We recorded a loss on sales of MSRs of $3.3 million for the six months ended June 30, 2012, compared to a $2.5 million loss recorded for the six months ended June 30, 2011. During the six months ended June 30, 2012, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $2.4 billion and $0.3 billion on a servicing released basis (i.e., sold together with the sale of the underlying loans). During the six months ended June 30, 2011, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $4.7 billion and on a servicing released basis (i.e., sold together with the sale of the underlying loans) totaling $0.8 billion.

    Net gain on securities available-for-sale. Securities classified as available-for-sale are comprised of U.S. government sponsored agencies, non-agency collateralized mortgage obligations (“CMOs”) and municipal obligations.

Gains on the sale of U.S. government sponsored agency securities available-for-sale that are recently created with underlying mortgage products originated by the Bank, are reported within net gain on loan sales. Securities in U.S. government sponsored agency securities available-for-sale typically have remained in the portfolio less than 90 days before sale. Gains on sale for all other available-for-sale securities types are reported in net gain on sale of available-for-sale securities.

Three months. During both the three months ended June 30, 2012 and 2011, there were no sales of U.S. government sponsored agencies with underlying mortgage products originated by the Bank. During the three months ended June 30, 2012, we sold $19.3 million of purchased non-agency CMOs, which included a gain on sale of less than $0.1 million. During the three months ended June 30, 2011, there were no sales of non-agency CMOs available-for-sale.

         Six months. There were no sales of U.S. government sponsored agencies with underlying mortgage products originated by the Bank during either the six months ended June 30, 2012 or 2011. During the six months ended June 30, 2012, we sold $42.2 million of purchased non-agency CMOs, which included a gain on sale of $0.3 million. During the six months ended June 30, 2011, there were no sales in purchased U.S. government sponsored agencies or non-agency CMOs securities available-for-sale.

During July 2012, we sold $61.4 million in purchased non-agency CMOs, which resulted in a gain on sale of $0.8 million.

Net impairment loss recognized through earnings. We recognize other-than-temporary impairments ("OTTI") related to credit losses through operations with any remainder recognized through other comprehensive income (loss). For the three and six months ended June 30, 2012, there were $1.0 million and $2.2 million, respectively, of credit losses recognized with respect to the CMOs, as the result of forecasted continued depreciation in home values which serve as collateral for these securities. At June 30, 2012, the cumulative amount of OTTI expense incurred due to credit losses on the CMOs totaled $48.0 million. In both the three and six months ended June 30, 2011, there were $15.6 million of credit losses recognized with respect to the CMOs, as the result of forecasted continued depreciation in home values which serve as collateral for these securities. All OTTI due to credit losses were recognized as expense in current operations. For further information on impairment losses, see Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

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

Estimating the balance of the representation and warranty reserve involves using assumptions regarding future repurchase request volumes, expected loss severity on these requests and claims appeal success rates. The assumptions used to estimate the representation and warranty reserve contain a level of uncertainty and risk that could have a material impact on the reserve balance if they differ from actual results. For instance, to illustrate the sensitivity of the reserve to adverse changes, if the expected levels of demands in the model assumptions increased or decreased by 20.0 percent at June 30, 2012, the result would be a $17.0 million increase or decrease in the representation and warranty reserve balance. If our loss severity rate increased or decreased by 20.0 percent at June 30, 2012, the result would be a $31.0 million increase or decrease in the representation and warranty reserve balance.

Three months. During the three months ended June 30, 2012, we recorded an expense of $46.0 million as an increase in our representation and warranty reserve due to our change in estimate of expected losses from probable repurchase obligations related to loans sold in prior periods, which increased from the $21.4 million recorded in the three months ended June 30, 2011. The increase from the three months ended June 30, 2011, is consistent with recent industry trends, as the GSEs continue to be more aggressive in the number of pre-2009 loans files being reviewed and their interpretation of their rights under the related representations and warranties.

Six months. During the six months ended June 30, 2012, we recorded an expense of $106.6 million for the increase in our representation and warranty reserve due to our change in estimate of expected losses from probable repurchase obligations related to loans sold in prior periods, which increased from the $41.8 million recorded in the six months ended June 30, 2011.

During late 2011 and throughout the first half of 2012, we continued to see an increase in demand request activity from mortgage investors. As a result of the increased demand request activity and communications with mortgage investors, during the first quarter 2012 we refined the representation and warranty reserve methodology to more effectively incorporate the most recent observable data and trends. This is consistent with the improved risk segmentation and qualitative analysis and modeling performed for other similar reserve estimates, and consistent with expectations of the Bank's primary regulator and the continuing evaluation of the performance dynamics within the mortgage industry. Our enhanced first quarter 2012 methodology added granularity to the model by segmenting the sold portfolio by vintage years and investor to assign assumptions specific to each segment. Key assumptions in the model include investor audits, demand requests, appeal loss rates, loss severity, and recoveries.
Other fees and charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries, Douglas Insurance Agency, Inc. and Paperless Office Solutions, Inc.
Three months. During the three months ended June 30, 2012, we recorded $2.2 million in dividends on an average outstanding balance of FHLB stock of $301.7 million, compared to $2.1 million in dividends on an average balance of FHLB stock outstanding of $328.3 million for the three months ended June 30, 2011.

Six months. During the six months ended June 30, 2012, we recorded $4.5 million in dividends on an average outstanding balance of FHLB stock of $301.7 million, compared to $4.3 million in dividends on an average balance of FHLB stock outstanding of $331.3 million for the six months ended June 30, 2011.
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

NON-INTEREST EXPENSE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Compensation and benefits	$65,512	$53,749	$131,683	$109,491
Commissions	18,036	7,483	33,824	15,052
Occupancy and equipment	18,706	16,969	35,656	33,587
Asset resolution	20,851	23,282	57,621	61,391
Federal insurance premiums	12,104	10,789	24,428	19,515
Other taxes	374	667	1,335	1,533
Warrant (income) expense	(551)	(1,998)	1,998	(2,825)
General and administrative	34,783	20,057	72,535	40,488
Total	169,815	130,998	359,080	278,232
Less: capitalized direct costs of loan closings	(318)	(76)	(837)	(79)
Total, net	$169,497	$130,922	$358,243	$278,153
Efficiency ratio (1)	53.7%	119.7%	58.5%	107.7%
Efficiency ratio (credit-adjusted) (2)	41.2%	82.3%	41.8%	72.2%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.

(2)	Based on efficiency ratios as calculated, less representation and warranty reserve - change in estimate and asset resolution expense, see “Use of Non-GAAP Financial Measures."

The 29.4 percent increase in non-interest expense during the three months ended June 30, 2012, compared to the three months ended June 30, 2011, was primarily due to an increase in compensation and benefits, commissions and general and administrative expenses (primarily legal fee expense and consulting fees), partially offset by a decrease in asset resolution expense. The 28.8 percent increase in non-interest expense during the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was primarily due to an increase in compensation and benefits, commissions and general and administrative expenses.

Compensation and benefits. The $11.8 million increase in gross compensation and benefits expense for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, is primarily attributable to an $8.2 million increase in compensation and benefits payable and a $1.4 million increase in incentive compensation accruals, primarily related to increased underwriting and loan origination volume. In addition, temporary staffing increased $1.3 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

For the six months ended June 30, 2012, compared to the six months ended June 30, 2011, the $22.2 million increase in gross compensation and benefits expense is primarily attributable to a $13.8 million increase in compensation and benefits payable and a $4.5 million increase in incentive compensation accruals. Temporary staffing increased $1.8 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Our full-time equivalent non-commissioned salaried employees increased overall by 194 from June 30, 2011 to a total of 3,184 at June 30, 2012.

Commissions. Commission expense, which is a variable cost associated with loan originations, totaled $18.0 million, equal to 14 basis points of total loan originations during the three months ended June 30, 2012, compared to $7.5 million, equal to 16 basis points of total loan originations in the three months ended June 30, 2011. The increase in commissions was primarily due to the increase in loan originations for the three months ended June 30, 2012. Loan originations increased to $12.8 billion for the three months ended June 30, 2012 from $4.8 billion for the three months ended June 30, 2011.

During the six months ended June 30, 2012, commission expense totaled $33.8 million, equal to 14 basis points of total loan originations, compared to $15.1 million, equal to 16 basis points of total loan originations in the six months ended June 30, 2011. The increase in commissions is primarily due to an increase in loan originations during the six months ended June 30, 2012. Loan originations increased to $24.2 billion for the six months ended June 30, 2012 from $9.7 billion in the six months ended June 30, 2011.

Asset resolution. Asset resolution expenses consist of expenses associated with foreclosed properties (including the foreclosure claims in process with respect to government insured loans for which we file claims with the U.S. Department of Housing and Urban Development (“HUD”)) and other disposition and carrying costs, loss provisions, and gains and losses on the sale of real estate owned properties that we have obtained through foreclosure or other proceedings.

For the three months ended June 30, 2012 asset resolution expenses decreased $2.4 million to $20.9 million, as compared to $57.6 million during the three months ended June 30, 2011. The decrease was primarily due to a $3.4 million decrease in foreclosure expenses related to commercial loans, a $1.2 million decrease in net repurchase expenses related to government insured loans, offset in part by a $2.9 million increase in foreclosure cost and agency fees related to our loans serviced for others portfolio for the three months ended June 30, 2012, compared to $3.3 million for the three months ended June 30, 2011.

For the six months ended June 30, 2012, asset resolution expense decreased $3.8 million. The decrease was primarily due to a $8.0 million decrease in net repurchase expense related to government insured loans, a $1.1 million decrease in foreclosure expense related to residential real estate owned, a $3.9 million decrease in net foreclosure expense related to commercial loans, partially offset by a $9.1 million increase in foreclosure costs and agency fees related to our loans serviced for others portfolio for the six months ended June 30, 2012, compared to $6.0 million for the six months ended June 30, 2011.

Federal insurance premiums. Our FDIC insurance expense increased for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, largely due to an increase in our average deposits increasing $202.8 million to $6.9 billion for the three months ended June 30, 2012. During the three months ended June 30, 2012, federal insurance premiums totaled $12.1 million, an increase of $1.3 million, compared to $10.8 million for the three months ended June 30, 2011.

For the six months ended June 30, 2012, our FDIC insurance premiums were $24.4 million, compared to $19.5 million for the six months ended June 30, 2011. The increase was primarily due to the use of average reported deposits in the calculation of our assessment base for the first quarter 2011, and the higher average of consolidated total assets for the related periods used thereafter.

Warrant (income) expense. Warrant income decreased to $0.6 million for the three months ended June 30, 2012, compared to income of $2.0 million for the three months ended June 30, 2011. The decrease in warrant income for the three months ended June 30, 2012, was primarily due to the decrease in the market price of our common stock. For the six months ended June 30, 2012 warrant income decreased $4.8 million to an expense of $2.0 million, compared to an income of $2.8 million during the six months ended June 30, 2011. At June 30, 2012, warrants to purchase 6.9 million shares of our common stock with a fair value of $4.4 million were outstanding, compared to warrants to purchase 6.9 million shares of our common stock with a fair value of $2.4 million outstanding at December 31, 2011. The overall increase in warrant expense is attributable to the increase in the market price of our common stock since December 31, 2011.

General and administrative. General and administrative expense increased $14.7 million during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The increase was primarily due to a $7.9 million increase in our outside consulting, audit and legal expenses which increased from $5.2 million for the three months ended June 30, 2011 to $13.1 million for the three months ended June 30, 2012. In addition, our loan processing expenses increased $7.9 million during the three months ended June 30, 2012 from the three months ended June 30, 2011, reflecting the increased loan origination volume for the three months ended June 30, 2012, compared to $2.2 million for the three months ended June 30, 2011.

General and administrative expense increased $32.0 million during the six months ended June 30, 2012, from the six months ended June 30, 2011. The increase was primarily due to a $20.2 million increase in our outside consulting, audit and legal expenses for the six months ended June 30, 2012 and a $10.7 million increase in loan processing expenses for the six months ended June 30, 2012 as a result of the increased loan origination volume.

Provision (Benefit) for Federal Income Taxes

For both the three and six months ended June 30, 2012, our provision (benefit) for federal income taxes as a percentage of pretax income was 0.6 percent, as compared to 0.4 percent and 0.5 percent for the three and six months ended June 30, 2011. For each year, the provision (benefit) for federal income taxes varies from statutory rates primarily because of a change in balance to our valuation allowance for net deferred tax assets.

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

We recorded a $348.2 million and $383.8 million valuation allowance against deferred tax assets as of June 30, 2012 and December 31, 2011, respectively. See Note 19 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
Analysis of Items on Statements of Financial Condition
Assets

Interest-earning deposits. Interest-earning deposits, on which we earn a minimal interest rate, increased $517.9 million at June 30, 2012 compared to December 31, 2011, primarily due to on-going strategic initiatives to increase lending. Our interest-earning deposits allow the flexibility to fund our on-going initiatives to increase commercial lending, as well as other mortgage related initiatives.

Securities classified as trading. Securities classified as trading are comprised of AAA-rated, U.S. Treasury bonds. Changes to the fair value of trading securities are recorded in the Consolidated Statements of Operations. At June 30, 2012 there were $169.8 million securities classified as trading, compared to $313.4 million at December 31, 2011. U.S. Treasury bonds held in trading are distinguished from those classified as available-for-sale based upon the intent of management to use them as an offset against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Securities classified as available-for-sale. Securities classified as available-for-sale, which are comprised of U.S. government sponsored agencies, non-agency CMOs and municipal obligations, decreased from $481.4 million at December 31, 2011, to $424.8 million at June 30, 2012. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Loans held-for-sale. A majority of our mortgage loans produced are sold into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. At June 30, 2012, we held loans held-for-sale of $2.5 billion, which was an increase of $0.7 billion from $1.8 billion held at December 31, 2011. Loan origination is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. The increase in the balance of loans held-for-sale was principally attributable to the timing of loan sales. For further information on loans held-for-sale, see Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Loans repurchased with government guarantees. Pursuant to Ginnie Mae servicing guidelines, we have the unilateral option to repurchase certain delinquent loans securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised. We must treat the loans as having been repurchased and recognize the loans on the Consolidated Statements of Financial Condition and also recognize a corresponding deemed liability for a similar amount. If the loans are actually repurchased, we eliminate the corresponding liability. At June 30, 2012, the amount of such loans actually repurchased totaled $2.0 billion and were classified as loans repurchased with government guarantees. These loans which we have not yet repurchased but had the unilateral right to repurchase totaled $83.6 million and were classified as loans held-for-sale.

At December 31, 2011, the amount of such loans actually repurchased totaled $1.9 billion and were classified as loans repurchased with government guarantees, and those loans which we have not yet repurchased but had the unilateral right to repurchase totaled $117.2 million and were classified as loans held-for-sale. The loans repurchased with government guarantees remained relatively stable from December 31, 2011 to June 30, 2012.

Substantially all of these loans continue to be insured or guaranteed by the FHA and management believes that the reimbursement process is proceeding appropriately. On average, claims have historically been filed and paid within approximately 18 months from the date of the initial delinquency. However, increasing volumes throughout the country, as well as changes in the foreclosure process in states throughout the country and other forms of government intervention may result in changes to the historical norm. These repurchased loans earn interest at a statutory rate, which varies for each loan, but is based on the 10-year U.S. Treasury note rate at the time the loan becomes greater than 90 days past due. This interest is recorded as interest income and the related claims settlement expenses are recorded in asset resolution expense on the Consolidated Statements of Operations. For further information on loans repurchased with government guarantees, see Note 6 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Loans held-for-investment. Our largest category of earning assets consists of loans held-for-investment. Loans held-for-investment consist of residential first mortgage loans that are not held for resale (usually shorter duration and adjustable rate loans and second mortgages), warehouse loans to other mortgage lenders, HELOC, other consumer loans, commercial real estate loans, commercial and industrial loans, and commercial lease financing loans. Loans held-for-investment decreased from $7.0 billion at December 31, 2011, to $6.6 billion at June 30, 2012, primarily due to residential first mortgage loans declining 17.3 percent to $3.1 billion at June 30, 2012, compared to December 31, 2011. Commercial and industrial loans increased $240.4 million to $569.3 million at June 30, 2012 from $328.9 million at December 31, 2011. Commercial lease financing increased to $159.1 million at June 30, 2012, compared to $114.5 million at December 31, 2011. For information relating to the concentration of credit of our loans held for investment, see Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement and Supplementary Data, herein.

Quality of Earning Assets

Management considers a number of qualitative and quantitative factors in assessing the level of its collectively evaluated, in accordance with ASC 310-10, and individually evaluated, in accordance with ASC 450-20, reserves. See “Allowance for Loan Losses” following. As illustrated in the tables following, trends in certain credit quality characteristics such as nonperforming loans and delinquency statistics have recently stabilized or even begun to show signs of improvement. This is predominantly a result of the run off of the legacy portfolios combined with the addition of new commercial loans with better credit characteristics.

A breakout of the components of our allowance for loan losses, by loan portfolio type, is provided in Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein. For residential first mortgage loans, management believes the decrease in the total allowance for loan losses from December 31, 2011 to June 30, 2012 is directionally consistent with the decrease in delinquent loans and the decrease in ending unpaid principle balance (“UPB”) over the same linked period. For second mortgage and HELOC loans, the total allowance for loan losses increased from December 31, 2011 to June 30, 2012 despite a lower level of delinquent loans and a lower ending UPB over the same period. Management believes this reflects a higher severity upon default, as second mortgage and HELOC loans do not generally have any remaining collateral. For commercial loans, management believes the decrease in the total allowance for loan losses from December 31, 2011 to June 30, 2012 is directionally consistent with the decrease in delinquent loans over the same linked period. Ending UPB for commercial loans increased as of June 30, 2012, as compared to December 31, 2011, reflecting the origination of “new” commercial loans, which are originated under an enhanced underwriting structure and therefore have a lower associated loss rate applied to them.

The following table sets forth certain information about our non-performing assets as of the end of each of the last five quarters.
NON-PERFORMING LOANS AND ASSETS

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(Dollars in thousands)
Non-performing loans (1)	$431,599	$406,583	$488,367	$444,887	$403,381
Real estate and other non-performing assets, net (1)	107,235	108,686	114,715	113,365	110,050
Non-performing assets held-for-investment, net	538,834	515,269	603,082	558,252	513,431
Non-performing loans held-for-sale	2,430	2,842	4,573	3,331	5,341
Total non-performing assets including loans held-for-sale	$541,264	$518,111	$607,655	$561,583	$518,772
Ratio of non-performing assets to total assets (bank only)	3.75%	3.67%	4.43%	4.09%	4.06%
Ratio of non-performing loans held for investment to loans held-for-investment (1)	6.59%	6.11%	6.94%	6.52%	6.75%
Ratio of allowance to non-performing loans held-for-investment	66.5%	69.1%	65.1%	63.4%	67.9%
Ratio of allowance to loans held-for-investment	4.38%	4.22%	4.52%	4.13%	4.59%
Ratio of net charge-offs to average loans held-for- investment	0.81%	2.25%	0.40%	0.46%	0.79%

(1)
During the second quarter 2011, approximately $30 million was reclassified from real estate and other non-performing assets to non-performing loans. This was related to the classifications described in Note 6 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement, herein. Excluding this reclassification, the ratio of non-performing loans held for investment to total loans held-for-investment would have been 6.28 percent at June 30, 2011.

The following table provides the activity for non-performing commercial assets, which includes commercial real estate and commercial and industrial loans.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning balance	$134,421	$240,006	$145,006	$253,934
Additions	118,073	36,003	183,851	63,896
Returned to performing	(2)	(3,729)	(11,170)	(18,701)
Principal payments	(20,106)	(8,803)	(21,970)	(10,647)
Sales	(4,053)	(78,237)	(17,136)	(82,480)
Charge-offs, net of recoveries	(41,882)	(25,504)	(86,499)	(44,112)
Valuation write-downs	(2,713)	(3,484)	(8,344)	(5,638)
Ending balance	$183,738	$156,252	$183,738	$156,252

Past due loans held-for-investment

Loans are considered to be past due when any payment of principal or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule or modification with a past due borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our procedures regarding past due loans are designed to assist borrowers in meeting their contractual obligations. We customarily mail several notices of past due payments to the borrower within 30 days after the due date and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after loans are 30 days past due. In certain cases, we recommend that the borrower seek credit-counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a past due loan within a reasonable period of time. We cease the accrual of interest on loans that we classify as “non-performing” once they are greater than 90 days past due or earlier when concerns exist as to the ultimate collection of principal or interest. Such interest is recognized as income only when it is actually collected.

At June 30, 2012, we had $522.5 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $431.6 million of loans were non-performing held-for-investment, of which $282.9 million, or 65.5 percent, were residential first mortgage loans. At December 31, 2011, we had $633.5 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $488.4 million of loans were non-performing held-for-investment, of which $378.8 million, or 77.6 percent, were single-family residential mortgage loans. At June 30, 2012, non-performing loans held-for-sale totaled $2.4 million, compared to $4.6 million at December 31, 2011. The $0.5 million increase from December 31, 2011 to June 30, 2012 in non-performing loans held-for-sale, was primarily due to the sale of non-performing residential first mortgage loans at a sale price which approximated carrying value.

Residential first mortgage loans. As of June 30, 2012, non-performing residential first mortgages decreased to $282.9 million, a decrease of $89.6 million from $372.5 million at December 31, 2011. This decrease resulted from the charge-down of all specific valuations allowances to conform with the OCC's application of regulatory guidance as the Bank transitioned to Call Report requirements in the first quarter 2012. Although our portfolio is diversified throughout the United States, the largest concentrations of loans are in California, Florida and Michigan. Each of those real estate markets has experienced steep declines in real estate values beginning in 2007 and continuing through 2012. Net charge-offs within the residential first mortgage portfolio totaled $16.0 million and $110.9 million for the three and six months ended June 30, 2012, respectively, compared to $9.1 million and $11.7 million for the three and six months ended June 30, 2011, respectively. As discussed above, the increase in net charge-offs was largely driven by the elimination of specific valuation allowances.

Commercial real estate loans. The commercial real estate portfolio experienced some deterioration in credit beginning in mid-2007 primarily in the commercial land residential development loans. Credit deterioration in this segment has slowed in 2011 and into 2012. Non-performing commercial real estate loans have as a percent of the commercial real estate portfolio increased to 12.8 percent in June 30, 2012 from 8.0 percent at December 31, 2011. Net charge-offs within the commercial real estate portfolio totaled $28.9 million and $72.0 million for the three and six months ended June 30, 2012, respectively, which was an increase from $25.5 million and $44.1 million for the three and six months ended June 30, 2011, respectively.

Troubled Debt Restructurings (Held-for-Investment)

Troubled debt restructures (“TDRs”) are modified loans in which a concession not otherwise available is provided to a borrower experiencing financial difficulties. Our ongoing loan modification efforts to assist homeowners and other borrowers continued to increase our overall level of TDRs. Non-performing TDRs were 30.8 percent and 40.3 percent of total non-performing loans at June 30, 2012 and December 31, 2011, respectively.

TDRs can be classified as either performing or non-performing. Non-performing TDRs are included in non-accrual loans and performing TDRs are excluded from non-accrual loans because it is probable that all contractual principal and interest due under the restructured terms will be collected. At June 30, 2012, TDRs included in non-performing loans were $133.1 million, compared to $196.6 million as of December 31, 2011. Within consumer non-performing loans, residential first mortgage TDRs were 43.3 percent of residential first mortgage non-performing loans at June 30, 2012, compared to 44.4 percent at December 31, 2011. The level of modifications that were determined to be TDRs in these portfolios is expected to result in elevated non-performing loan levels for longer periods, because TDRs remain in non-performing status until a borrower has made at least six consecutive months of payments under the modified terms, or ultimate resolution occurs. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments.

	TDRs Held-for-Investment
	Performing	Non-performing	Total
	(Dollars in thousands)
June 30, 2012
Consumer loans (1)	$574,359	$126,312	$700,671
Commercial loans (2)	1,738	6,776	8,514
Total TDRs	$576,097	$133,088	$709,185
December 31, 2011
Consumer loans (1)	$499,438	$167,076	$666,514
Commercial loans (2)	17,737	29,509	47,246
Total TDRs	$517,175	$196,585	$713,760

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $102.0 million and $85.2 million at June 30, 2012 and December 31, 2011, respectively.

(2)
Commercial loans include: commercial real estate, commercial and industrial and commercial lease financing loans. The allowance for loan losses on commercial TDR loans totaled $0.6 million and $32.2 million at June 30, 2012 and December 31, 2011, respectively.

Total TDRs decreased to $709.2 million at June 30, 2012 from $713.8 million at December 31, 2011. Of the total TDRs at June 30, 2012, non-performing TDRs totaled $133.1 million, which represents approximately 30.8 percent of total non-performing loans. TDRs that have returned to performing (accrual) status are excluded from non-performing loans. These loans have demonstrated a period of at least six months of consecutive performance under the modified terms. Performing TDRs increased $58.9 million at June 30, 2012 to $576.1 million, compared to $517.2 million at December 31, 2011.

	TDRs Held-for-Investment
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Performing	(Dollars in thousands)
Beginning balance	$537,236	$588,094	$517,176	$605,099
Additions	39,731	232,185	79,140	255,274
Transfer to nonperforming TDR	(25,649)	(19,407)	(53,584)	(73,287)
Transfer from nonperforming TDR	38,697	3,029	61,170	29,086
Principal repayments	(5,196)	(896)	(12,316)	(1,779)
Reductions (1)	(8,722)	(255,526)	(15,489)	(266,914)
Ending balance	$576,097	$547,479	$576,097	$547,479
Nonperforming
Beginning balance	$159,129	$149,054	$196,585	$124,535
Additions	18,271	56,448	39,972	69,880
Transfer from performing TDR	25,649	19,407	53,584	73,287
Transfer to performing TDR	(38,697)	(3,029)	(61,170)	(29,086)
Principal repayments	(6,452)	(2,149)	(39,417)	(6,580)
Reductions (1)	(24,812)	(85,756)	(56,466)	(98,061)
Ending balance	$133,088	$133,975	$133,088	$133,975

(1)	Includes loans paid in full or otherwise settled, sold or charged off.

The following table sets forth information regarding past due loans at the dates listed. At June 30, 2012, 67.2 percent of all past due loans were loans in which we had a first lien position on residential real estate, compared to 76.6 percent at December 31, 2011.
PAST DUE LOANS HELD-FOR-INVESTMENT

Days Past Due	June 30, 2012	December 31, 2011
	(Dollars in thousands)
30 – 59 days
Consumer loans:
Residential first mortgage	$55,590	$74,934
Second mortgage	1,632	1,887
HELOC	4,204	5,342
Other	697	1,507
Commercial loans:
Commercial real estate	1,718	7,453
Commercial and industrial	1	11
Total 30-59 days past due	63,842	91,134
60 – 89 days
Consumer loans:
Residential first mortgage	22,252	37,493
Second mortgage	589	1,527
HELOC	1,756	2,111
Other	165	471
Commercial loans:
Commercial real estate	2,345	12,323
Commercial and industrial	—	62
Total 60-89 days past due	27,107	53,987
Greater than 90 days
Consumer loans:
Residential first mortgage	282,898	372,514
Second mortgage	6,147	6,236
Warehouse lending	28	28
HELOC	4,126	7,973
Other	275	611
Commercial loans:
Commercial real estate	138,069	99,335
Commercial and industrial	56	1,670
Total greater than 90 days past due	431,599	488,367
Total past due loans	$522,548	$633,488

The following table sets forth information regarding non-performing loans (i.e., greater than 90 days past due loans) as to which we have ceased accruing interest.

NON-ACCRUAL LOANS HELD-FOR-INVESTMENT

	At June 30, 2012
	Investment Loan Portfolio	Non- Accrual Loans	As a % of Loan Specified Portfolio	As a % of Non- Accrual Loans
	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$3,102,137	$282,898	9.1%	66.4%
Second mortgage	127,434	6,147	4.8%	1.4%
Warehouse lending	1,261,442	28	—%	—%
HELOC	198,228	4,126	2.1%	1.0%
Other consumer	57,605	266	0.5%	0.1%
Total consumer loans	4,746,846	293,465	6.2%	68.9%
Commercial loans:
Commercial real estate	1,075,015	132,583	12.3%	31.1%
Commercial and industrial	569,288	56	—%	—%
Commercial lease financing	159,108	—	—%	—%
Total commercial loans	1,803,411	132,639	7.4%	31.1%
Total loans	6,550,257	$426,104	6.5%	100.0%
Less allowance for loan losses	(287,000)
Total loans held-for-investment, net	$6,263,257
The following table sets forth the non-performing loans (i.e., greater than 90 days past due loans) residential first mortgage loans by year of origination (i.e., vintage) and the total amount of unpaid principal balance loans outstanding at June 30, 2012.

RESIDENTIAL FIRST MORTGAGE LOANS HELD-FOR-INVESTMENT

	At June 30, 2012
Vintage	Performing Loans	Non-Accrual Loans	Unpaid Principal Balance
	(Dollars in thousands)
Pre-2003	$71,313	$7,039	$78,352
2003	179,994	10,473	190,467
2004	559,953	22,434	582,387
2005	614,098	30,057	644,155
2006	242,506	21,811	264,317
2007	901,357	116,717	1,018,074
2008	71,761	41,378	113,139
2009	46,943	15,348	62,291
2010	21,054	3,785	24,839
2011	37,204	6,337	43,541
2012	35,852	7,519	43,371
Total loans	$2,782,035	$282,898	3,064,933
Net deferred fees and other			37,204
Total residential first mortgage loans			$3,102,137

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

As part of our ongoing risk assessment process which remains focused on the impact of the current economic environment and the related borrower repayment behavior on our credit performance, management has been working with an industry expert to improve credit risk modeling process and continue to back test and validate the results of quantitative and qualitative modeling of the risk in its loans held-for-investment portfolio. This is consistent with the expectations of our primary regulator and with the continuing evolution of the performance dynamics within the mortgage industry. As a result of an analysis completed during the first quarter 2012, we determined it was appropriate to make refinements to the allowance for loan loss methodology and related model. The first quarter 2012 refinements included improved risk segmentation and quantitative analysis, and enhancements to and alignment of the qualitative risk factors.

We maintain an allowance for loan losses at a level that management determines is appropriate to absorb estimated losses in our loan portfolio. The impact of the refinements adopted during the first quarter 2012 resulted in an increase to the level of allowance for loan losses management deemed appropriate to absorb losses, which totaled $59.0 million in the consumer portfolio and $11.0 million in the commercial portfolio.

The following key refinements were made:

First, we utilized refined segmentation and more formal qualitative factors during the first quarter 2012, which resulted in an increase in the adjusted historical factors used to calculate the ASC 450-20 allowance related to the consumer portfolio. Historically, we segmented the population of consumer loans held-for-investment (“LHFI”) by product type and by delinquency status for purposes of estimating an adequate allowance for loan losses. Management performed a thorough analysis of the largest product type, residential first mortgage loans, to assess the relative reliability of its risk segmentation in connection with the ability to detect losses inherent in the portfolio, and determined that there was a higher correlation of loan losses to LTV ratios than to delinquency status. As a result, management refined its process to use LTV segmentation, rather than product and delinquency segmentation, as the more appropriate consumer residential loan characteristic in determining the related allowance for loan losses.

Additionally, we created a more formal process and framework surrounding the qualitative factors and better aligned the factors with regulatory guidance and the changes in the mortgage environment. Management formally implemented a qualitative factor matrix related to each loan class in the consumer portfolio in the first quarter 2012, which includes the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, changes in concentrations of credit, and other external factor changes. These factors are used to reflect changes in the collectability of the portfolio not captured by the historical loss rates. As such, the qualitative factors supplement actual loss experience and allow us to better estimate the loss within the loan portfolios based upon market and other indicators. Qualitative factors are analyzed to determine a quantitative impact of each factor which adjusts the historical loss rate. Adjusted historical loss rates are then used in the calculation of the allowance for loan losses. The adjusted historical loss rates at March 31, 2012 were higher than those used in the calculation of the consumer allowance for loan losses at December 31, 2011, thereby resulting in an increase to the 2012 level of allowance for loan losses.

Second, to allow us the appropriate amount of time to analyze portfolio statistics and allow for the appropriate validation of the reasonableness of the new qualitative factors, management adjusted the historical look back period for loss rates to lag a quarter (as compared to the previous policy of a month). This adjustment resulted in a decrease to the 2012 level of allowance for loan losses, as compared to the 2011 level of allowance for loan losses, partially offsetting the increase resulting from the refined segmentation.

Third, the commercial loan portfolio was segmented into commercial “legacy” loans (loans originated prior to January 1, 2011) and commercial “new” loans (loans originated on or after January 1, 2011) while still retaining the segmentation by product type. Due to the changes in our strategy and to changes in underwriting and origination practices and controls related to that strategy, management determined the refined segmentation better reflected the dynamics in the two portfolios. The loss rates attributed to the “legacy” portfolio are based on historical losses of this segment. Due to the brief period of time that loans in the “new” portfolio were outstanding, and thus the absence of a sufficient loss history for that portfolio, we had used loss data from a third party data aggregation firm (adjusting for our qualitative factors) as a proxy for estimating an allowance for loan losses on the “new” portfolio. As a refinement in the first quarter 2012, we separately identified a population of commercial banks with similar size balance sheets (and loan portfolios) to serve as our peer group. We now use this peer group's publicly available historical loss data (adjusted for our qualitative factors) as a new proxy for loss rates used to determine the allowance for loan losses on our “new” commercial portfolio. This refined segmentation resulted in an increase to the 2012 level of allowance for loan losses, as compared to the 2011 level of allowance for loan losses.

Fourth, as a result of these refinements (in addition to the refinements noted below), management has determined that it no longer requires an unallocated portion of allowance for loan losses. Management expects to review these models on an ongoing basis and update them as appropriate to reflect then-current industry conditions, heightened access to enhanced loss data, and refinements based upon continuous back testing of the allowance for loan losses model. This change to the unallocated reserve resulted in a decrease to the 2012 level of allowance for loan losses, as compared to the 2011 level of allowance for loan losses.

Lastly, part of the increase in allowance for loan losses was a result of the TDR refinement. Historically, we performed impairment analysis on TDRs by using the discounted cash flows method on a portfolio or pooled approach when the TDRs were not deemed collateral dependent. During the fourth quarter 2011, management adopted a strategic focus that improved loss mitigation processes so that we could continue the rate of loan modifications and other loss mitigation activities. Due to the emphasis on loss mitigation activities, management implemented new procedures relating to “new” TDRs (loans that were designated TDRs generally beginning on or after October 1, 2011) to capture the necessary data to perform the impairment analysis on a portfolio level. Such data was not previously available and currently continues to not be available for loans designated as TDRs prior to September 30, 2011. This data is now being captured in part due to our loan servicing system conversion in late 2011. As such, for a significant percentage of “new” TDRs, management was able to perform the impairment calculation on a portfolio basis. Given data constraints the “old” TDR portfolio as of December 31, 2011, is still utilizing the pooled approach. This refinement resulted in an increase to the 2012 level of allowance for loan losses, as compared to the 2011 level of allowance for loan losses. Management expects to continue to refine this process for operational efficiency purposes that will allow for periodic review and updates of impairment data of all TDRs grouped by similar risk characteristics.

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
Impaired residential loans include loan modifications considered to be TDRs and certain nonperforming loans that have been charged-down to collateral value. Fair value of nonperforming residential mortgage loans, including re-defaulted TDRs and certain other severely past due loans, is based on the underlying collateral's value obtained through appraisals or broker's price opinions, updated at least semi-annually, less management's estimates of cost to sell. The allowance allocated to TDRs performing under the terms of their modification is typically based on the present value of the expected future cash flows discounted at the loan's effective interest rate, either on a loan level or pooled basis, as these loans are not considered to be collateral dependent.

Once a commercial loan (greater than $250,000) that is secured principally by real estate is risk rated special mention or more negative, an updated appraisal is ordered. (Commercial loans less than $250,000 that are secured principally by real estate follow the same process, but a broker price opinion (“BPO”) is obtained instead of an appraisal.) The appraisal received is reviewed by our Commercial Appraisal and Risk Management Group (“CARM”) for reasonableness. CARM has the authority to adjust the appraised value if deemed warranted or request a new or revised appraisal if needed. CARM has the responsibility for establishing and maintaining appraisal guidelines and procedures to ensure compliance with the Bank's policies and applicable regulations. As part of its responsibilities, CARM reviews the qualifications of appraisers and establishes, reevaluates, and monitors a list of approved real estate appraisers. As long as a loan continues to be risk rated special mention or more negative, the Bank requires, at a minimum, that an updated appraisal be obtained on the underlying collateral at least annually. Based on the specific facts and circumstances of each loan, an appraisal may be obtained more frequently if warranted.

To determine the amount of impairment to record on an impaired commercial loan that is deemed collateral dependent, the Bank uses the "as is” market value from the appraisal as a starting point. Appraisals that are less than 180 days old are discounted 10 percent to determine the adjusted appraised value or net realizable value of the collateral. This discount reflects the passage of time and includes estimated costs to sell the underlying collateral. Appraisals that are greater than 180 days old but less than one year old are discounted by 15 percent. Lastly, appraisals that are greater than one year old are discounted by 25 percent. Additionally, impaired commercial loans are reviewed at a minimum of a quarterly basis to ensure the appropriateness of the calculated impairment that has been recorded. Periodically, these discounts and adjusted appraised values are validated by back-testing against the actual proceeds received from the sale of collateral.

Additionally, throughout the life of the loan, the credit risk management area performs portfolio reviews to validate the risk ratings provided by the loan officers. Also, the Bank’s independent internal loan review department and/or its third party loan review firm reviews loans and validates the risk ratings, with more active oversight and monitoring for higher risk and high dollar relationships and loan balances. Based upon the results of such oversight and monitoring, updated appraisals may be ordered.

For consumer loans secured by residential real estate (which are not government insured nor designated as troubled debt restructurings), our policy is to request a BPO when the loan is 150 days delinquent. Once the BPO is obtained, it is reviewed for reasonableness. Our policy is to discount the BPO by 20 percent, which the Bank believes is appropriate so that the BPO, as adjusted, generally approximates the fair value of the underlying residential real-estate collateral. An additional 10-15 percent discount is taken to estimate the selling costs of the property. Such estimates of the fair value less estimated selling costs (i.e., to determine net realizable value) are used to determine the applicable charge-off against the allowance for loan losses. Additionally, once the loan moves to repossessed assets and we begin to market the property, we request an appraisal and at least one BPO. While the property is being marketed, we are provided with a new BPO every 30 to 60 days until liquidation. If the property does not sell within 12 months of the date it was moved to real estate owned, we obtain an appraisal.

For consumer TDRs secured by residential real estate, our policy is to request a BPO when the loan is 60 days delinquent. When a consumer TDR is 90 days delinquent, it is deemed to have re-defaulted and becomes collateral-dependent and an appraisal rather than a BPO is ordered.

For those loans not individually evaluated for impairment, management sub-divided the commercial and consumer loans into homogeneous portfolios.

The commercial loan portfolio is segmented into commercial “legacy” loans (loans originated prior to January 1, 2011) and commercial “new” loans (loans originated on or after January 1, 2011) while still retaining the segmentation by product type. Due to the changes in our strategy and to changes in underwriting and origination practices and controls related to that strategy, management determined the refinement was added to better reflect the dynamics in the two portfolios. The loss rates attributed to the “legacy” portfolio is based on historical losses of this segment. Due to the lack of seasoning in the “new” portfolio, we were previously utilizing loss data from a third party (adjusting for our qualitative factors) as a proxy for estimating an allowance on its “new” portfolio. As a refinement in the first quarter 2012, we identified a population of commercial banks with similar size balance sheets (and loan portfolios) to serve as a peer group. We now uses this peer group's publicly available historical loss data (adjusted for our qualitative factors) as a new proxy for their loss rates.
Historically, we segmented the population of consumer loans by product type and by past due status for purposes of determining an appropriate allowance for loan loss. Management performed a thorough analysis of its largest product type, residential mortgage loans, and its risk segmentation in connection with its model's ability to predict losses inherent in the portfolio, and determined it would segment the portfolio by LTV rather than past due loan status. This is consistent with a shift in the mortgage market as to the relevance of various indicators. The portion of the allowance allocated to other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios are qualitatively adjusted for certain past due statistics, loss severity trends, economic and regulatory considerations, etc.

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

The allowance for loan losses was $287.0 million and $318.0 million at June 30, 2012 and December 31, 2011, respectively. The allowance for loan losses as a percentage of non-performing loans increased to 66.5 percent at June 30, 2012 from 65.1 percent at December 31, 2011, which was driven by lower non-performing loan balances. In addition, a mix of the loans held-for-investment portfolio changed to reflect a higher percentage of newly originated loans with better credit characteristics. The allowance for loan losses as a percentage of investment loans decreased to 4.38 percent as of June 30, 2012 from 4.52 percent as of December 31, 2011.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.
ALLOWANCE FOR LOAN LOSSES

	At June 30, 2012
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Percentage to Total Allowance
	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$3,102,137	47.4%	$175,716	61.2%
Second mortgage	127,434	1.9%	20,083	7.0%
Warehouse lending	1,261,442	19.3%	1,556	0.5%
HELOC	198,228	3.0%	17,853	6.2%
Other	57,605	0.9%	2,585	0.9%
Total consumer loans	4,746,846	72.5%	217,793	75.8%
Commercial loans:
Commercial real estate	1,075,015	16.4%	58,407	20.4%
Commercial and industrial	569,288	8.7%	8,508	3.0%
Commercial lease financing	159,108	2.4%	2,292	0.8%
Total commercial loans	1,803,411	27.5%	69,207	24.2%
Total consumer and commercial loans	$6,550,257	100.0%	$287,000	100.0%

The allowance for loan losses is considered adequate based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment.

The following table sets forth information regarding non-performing loans (i.e., greater than 90 days past due loans).

Non-performing loans	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Loans secured by real estate
Consumer loans:
Home loans - secured by first lien	$282,898	$372,514
Home loans - secured by second lien	6,147	6,236
Home equity lines of credit	4,126	7,973
Warehouse lending	28	28
Commercial loans:
Commercial real estate	138,069	99,335
Total non-performing loans secured by real estate	431,268	486,086
Consumer loans:
Other consumer	275	611
Commercial loans:
Commercial and industrial	56	1,670
Total non-performing loans held in portfolio	$431,599	$488,367

In response to increasing rates of past due loans and steeply declining market values, management implemented a program to modify the terms of existing loans in an effort to mitigate losses and keep borrowers in their homes. These modification programs began in the latter months of 2008 and increased substantially in 2009 and 2010. As of June 30, 2012, we had $709.2 million in restructured loans in the loans held-for-investment portfolio, of which $133.1 million were included in non-performing loans.

Allowance for Unfunded Lending Commitments

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments is included in other liabilities on the Consolidated Statements of Financial Condition. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on unfunded lending commitments decreased by $6.8 million from December 31, 2011, to $1.4 million at June 30, 2012. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 4.4 percent of loans at June 30, 2012, compared to 4.6 percent at December 31, 2011.

The following table shows the activity in the allowance for credit losses (include both allowance for loan losses and the reserve for unfunded commitments) during the indicated periods.

ACTIVITY WITHIN THE ALLOWANCE FOR CREDIT LOSSES

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Allowance for Loan Losses:
Balance, beginning of period	$281,000	$271,000	$318,000	$274,000
Provision charged to operations	58,428	48,384	173,101	76,693
Charge-offs	(62,912)	(47,265)	(217,850)	(81,384)
Recoveries	10,484	1,881	13,749	4,691
Balance, end of period	$287,000	$274,000	$287,000	$274,000
Reserve for Unfunded Commitments:
Balance, beginning of period	$8,500	$3,750	$8,200	$3,750
Provision charged to operations	102	(450)	402	(450)
Charge-offs	(7,202)	—	(7,202)	—
Recoveries	—	—	—	—
Balance, end of period	$1,400	$3,300	$1,400	$3,300

Accrued interest receivable. Accrued interest receivable remained relatively flat with a slight increase of $1.2 million from December 31, 2011 to June 30, 2012. This was primarily due to our earning assets increasing $0.6 billion to $12.5 billion at June 30, 2012, as compared to $11.9 billion at December 31, 2011. During the three and six months ended June 30, 2012, $2.1 million and $4.5 million of accrued interest on non-performing loans was reversed against interest income. We typically collect interest in the month following the month in which it is earned.

Repossessed assets. Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held-for-investment portfolio at the lower of cost or market value, less disposal costs. Management decides whether to rehabilitate the property or sell it “as is” and whether to list the property with a broker. The decrease in repossessed assets from December 31, 2011 to June 30, 2012, was primarily due to $55.4 million in disposals during the six months ended June 30, 2012.

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

The following schedule provides the activity for repossessed assets during each of the past five quarters.

NET REPOSSESSED ASSET ACTIVITY

	For the Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(Dollars in thousands)
Beginning balance	$108,686	$114,715	$113,365	$110,050	$146,372
Additions	24,734	23,198	26,237	21,312	16,229
Disposals	(26,185)	(29,227)	(24,887)	(17,997)	(52,551)
Ending balance	$107,235	$108,686	$114,715	$113,365	$110,050

FHLB stock. At June 30, 2012, holdings of FHLB stock remained unchanged from $301.7 million at December 31, 2011. Once purchased, FHLB shares must be held for five years before they can be redeemed. As a member of the FHLB, we are required to hold shares of FHLB stock in an amount equal to at least 1.0 percent of aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0 percent of our FHLB advances, whichever is greater.

Premises and equipment. Premises and equipment, net of accumulated depreciation increased $5.5 million from $203.6 million at December 31, 2011 to $209.1 million at June 30, 2012. The increase was primarily due to our investment in our mortgage loan servicing area.

Mortgage servicing rights. At June 30, 2012, MSRs included residential MSRs at fair value amounting to $638.9 million, compared to $510.5 million at December 31, 2011. During the six months ended June 30, 2012 and 2011, we recorded additions to our residential MSRs of $238.2 million and $88.9 million, respectively, due to loan sales or securitizations. Also, during the six months ended June 30, 2012, we reduced the amount of MSRs by $17.4 million related to bulk servicing sales, $56.0 million related to loans that paid off during the period and a decrease in the fair value of MSRs of $36.4 million resulting from the realization of expected cash flows and market driven changes, primarily as a result of decreases in mortgage loan rates that led to an expected increase in prepayment speeds. Consumer MSRs were eliminated during 2010 upon the transfer to a backup servicer pursuant to the applicable servicing agreements. See Note 10 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

The principal balance of the loans underlying our total MSRs was $76.2 billion at June 30, 2012, compared to $63.8 billion at December 31, 2011, with the increase primarily attributable to loan origination activity for 2012 partially offset by our bulk servicing sales of $2.4 billion in underlying loans.

Derivatives. During the third quarter 2011, we began to write and purchase interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated activity represented 100.0 percent of total interest rate swap contracts at June 30, 2012 and December 31, 2011. Customer-initiated trading derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts resulting in no net exposure to us, outside of counterparty performance. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. See Note 11 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

CUSTOMER-INITIATED DERIVATIVE FINANCIAL INSTRUMENTS

	Interest Rate Contracts (Notional Amount)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	( Dollars in thousands)
Beginning balance	$68,954	$—	$64,720	$—
Additions	49,151	—	53,704	—
Maturities/amortizations	(812)	—	(1,131)	—
Terminations	—	—	—	—
Ending balance	$117,293	$—	$117,293	$—

Liabilities

             Deposits. Our deposits consist of four primary categories: retail banking, government banking, national accounts and company controlled deposits. Total retail banking accounts increased $583.1 million, or 10.6 percent to $6.1 billion at June 30, 2012, from $5.5 billion at December 31, 2011. Retail saving and checking accounts totaled 27.8 percent of total deposits at June 30, 2012. In addition, at June 30, 2012, retail certificates of deposit totaled $3.1 billion, with an average balance of $73,960 and a weighted average cost of 1.3 percent. Money market deposits totaled $473.5 million, with an average cost of 0.5 percent. Overall, retail deposits had an average cost of deposits of 0.9 percent at June 30, 2012, compared to 1.1 percent at December 31, 2011, reflecting increases in demand, savings, and money market account balances.

We call on local governmental agencies as an additional source for deposit funding. Government banking deposits increased $10.1 million, or 1.4 percent, to $721.2 million at June 30, 2012, from $711.1 million at December 31, 2011. These deposit accounts include $351.3 million of certificates of deposit with maturities typically less than one year and $369.9 million in checking and savings accounts at June 30, 2012.

Prior to 2010, our national accounts division garnered wholesale deposits through the use of investment banking firms. However, no new wholesale deposits were obtained in 2012. During the six months ended June 30, 2012 wholesale deposit accounts decreased by $45.5 million, or 11.8 percent, to $339.4 million at June 30, 2012, from $384.9 million at December 31, 2011. These deposits had a weighted average cost of 3.5 percent at both June 30, 2012 and December 31, 2011.

              Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not currently bear interest. Company controlled deposits increased $685.1 million from December 31, 2011 to $1.8 billion at June 30, 2012.

We participate in the Certificates of Deposit Account Registry Service (“CDARS”) program, through which certain customer certificates of deposit (“CD”) are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50.0 million. At June 30, 2012, $1.0 billion of total CDs were enrolled in the CDARS program, with $967.1 million originating from public entities and $55.9 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $187.6 million from public entities and $823.0 million from retail customers at June 30, 2012.

The composition of our deposits were as follows.

	Deposit Portfolio
	June 30, 2012			December 31, 2011
	Balance	Month End Rate (1)	Percent Of Balance	Balance	Month End Rate (1)	Percent Of Balance
	(Dollars in thousands)
Demand accounts	$630,537	0.1%	7.1%	$566,817	0.2%	7.4%
Savings accounts	1,845,829	0.7%	20.7%	1,462,185	0.9%	19.0%
MMDA	473,510	0.5%	5.3%	491,708	0.6%	6.4%
Certificates of deposit (2)	3,126,194	1.3%	35.0%	2,972,258	1.4%	38.6%
Total retail deposits	6,076,070	0.9%	68.1%	5,492,968	1.1%	71.4%
Demand accounts	125,524	0.4%	1.5%	102,911	0.4%	1.3%
Savings accounts	244,419	0.6%	2.7%	205,663	0.6%	2.7%
Certificates of deposit	351,275	0.6%	3.9%	402,523	0.7%	5.3%
Total government deposits (3)	721,218	0.6%	8.1%	711,097	0.6%	9.3%
National accounts	339,372	3.5%	3.8%	384,910	3.5%	5.0%
Company controlled deposits (4)	1,786,187	—%	20.0%	1,101,013	—%	14.3%
Total deposits (5)	$8,922,847	0.8%	100.0%	$7,689,988	1.0%	100.0%
(1)    This rate reflects the average rate for the deposit portfolio at the end of the noted month.

(2)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.1 billion at both June 30, 2012 and December 31, 2011.
(3)     Government accounts include funds from municipalities and schools.

(4)
These accounts represent a portion of the investor custodial accounts and escrows controlled by the Company in connection with loans serviced for others and that have been placed on deposit with the Bank.

(5)	The aggregate amount of deposits with a balance over $250,000 was approximately $2.2 billion and $1.6 billion at June 30, 2012 and December 31, 2011, respectively.

FHLB advances. FHLB advances decreased $0.6 billion to $3.4 billion at June 30, 2012 from December 31, 2011. We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources such as repurchase agreements. During the six months ended June 30, 2012, we had an increase in funds available from other sources, including an increase of deposits, which reduced short-term borrowings from FHLB.

Long-term debt. As part of our overall capital strategy, we previously raised capital through the issuance of trust-preferred securities by our special purpose financing entities formed for the offerings. The outstanding trust preferred securities mature 30 years from issuance, are callable by us after five years, and pay interest quarterly. The majority of the net proceeds from these offerings has been contributed to us as additional paid in capital and subject to regulatory limitations, and is includable as Tier 1 regulatory capital. Under these trust preferred arrangements, we have the right to defer dividend payments to the trust preferred security holders for up to five years.

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

Accrued interest payable. Accrued interest payable increased to $12.3 million at June 30, 2012 from $8.7 million at December 31, 2011. This balance represents interest payments that are payable to depositors and other entities from which we borrowed funds. The balance fluctuates with the size of our interest-bearing liability portfolio and the average cost of our interest-bearing liabilities. The increase during the six months ended June 30, 2012, was primarily a result of an increase in the balance of our interest-bearing liabilities of $0.7 billion, or 5.7 percent, from $11.9 billion at December 31, 2011 to $12.6 billion at June 30, 2012. During the six months ended June 30, 2012, the average overall rate on our deposits decreased 45 basis points to 1.1 percent, from 1.6 percent during the six months ended June 30, 2011. We also experienced an 81 basis point decrease in our cost of advances from the FHLB to an average rate of 2.7 percent during the six months ended June 30, 2012, from 3.5 percent during the six months ended June 30, 2011, principally due to the restructuring of $1.0 billion in FHLB advances during the third quarter 2011.

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

We maintain a representation and warranty reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The representation and warranty reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In addition, the OCC, as part of its supervisory function, periodically reviews our representation and warranty reserve. The OCC may require us to increase our representation and warranty reserve or to recognize further losses, based on its judgment, which may be different from that of our management. The results of such reviews could have an effect on our reserves. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demands for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors. Provisions added to the representation and warranty reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded under non-interest income in the income statement as an increase or decrease to representation and warranty reserve - change in estimate. The amount of the representation and warranty reserve was $161.0 million at June 30, 2012 and $120.0 million at December 31, 2011.

A significant factor in the estimate of expected losses is the activity of the GSEs, including the number of loan files they review or intend to review, as well as the number of subsequent repurchase demands made by the GSEs and the percentage of those that are actually repurchased by the Bank. The majority of our loan sales have been to GSEs, which are a significant source of our current repurchase demands. These demands are concentrated in the post-2006 and pre-2009 origination years. While we have an established history of GSE demands, this pattern has recently changed, becoming more volatile in the level of demands from period to period and also increasing in the number of demands overall, thereby increasing our loss estimates. For the six months ended June 30, 2012, the amount of new repurchase demands increased to $586.1 million, compared to $400.0 million for the six months ended June 30, 2011.

The following table summarizes the amount of quarterly new repurchase demands we have received by loan origination year.

	For the Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(Dollars in thousands)
2005 and prior	$25,505	$18,310	$13,228	$13,242	$22,010
2006	33,481	27,743	32,249	31,478	29,816
2007	135,888	93,410	86,993	87,146	84,407
2008	89,780	63,494	45,170	45,094	40,554
2009-2011	62,153	36,320	15,353	23,597	20,486
Total	$346,807	$239,277	$192,993	$200,557	$197,273

The following table summarizes the aggregate amount of pending repurchase demands at the end of each quarterly period noted.

	For the Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(Dollars in thousands)
Period end balance	$469,800	$357,377	$343,295	$349,514	$316,209
Percent non-agency (approximately)	0.6%	1.1%	1.9%	2.0%	1.7%

For the six months ended June 30, 2012, we increased the reserve by $10.7 million for new loan sales and $106.6 million for adjustments to previous estimates of expected losses. During the six months ended June 30, 2012, we charged-off $76.3 million, net of recoveries for realized losses. The increase during the six months ended June 30, 2012, was primarily due to refinements in the estimation process, changes in behavior of GSEs and efforts to incorporate more predictive analysis into the forecasted repurchase process. For the six months ended June 30, 2011, we increased the provision $3.7 million for new loan sales and $41.8 million for adjustments to previous estimates of expected losses. During the six months ended June 30, 2011, we charged-off $45.5 million, net of recoveries for realized losses.

The following table summarizes changes in the representation and warranty reserve over the last five quarters.

	For the Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(Dollars in thousands)
Beginning balance	$142,000	$120,000	$85,000	$79,400	$79,400
Additions	51,670	65,589	72,761	40,781	22,739
Charge-offs	(32,670)	(43,589)	(37,761)	(35,181)	(22,739)
Ending balance	$161,000	$142,000	$120,000	$85,000	$79,400

Our enhanced first quarter 2012 model refines our previous estimates by adding granularity to the model through segmenting of the sold portfolio by vintage years and investor (generally, the GSEs) in order to assign assumptions specific to each segment. Key assumptions in the model include the number of investor audits, demand requests, appeal loss rates, loss severity, and recoveries.

The following table summarizes the trends over the last two quarters with respect to key model attributes and assumptions for estimating the representation and warranty reserve.

	June 30, 2012	December 31, 2011
	(Dollars in Thousands)
UPB of loans sold	$192,000,000	$175,000,000
Remaining UPB(1)	$83,000,000	$75,000,000
Loan file review as percentage of UPB	9.5%	5.0%
Repurchase demand rate	14.6%	16.0%
Actual repurchase rate (win/loss) (2)	38.1%	42.0%
Loss severity rate (2)	39.9%	44.0%
Ending reserve balance	$161,000	$120,000

(1) Includes servicing sold with recourse (2) Weighted average

As of June 30, 2012, the total original UPB of mortgage loans we have sold to the GSEs was $192.0 billion, with a remaining UPB of $83.0 billion. We estimate, as of June 30, 2012, that approximately 9.5 percent of the remaining UPB will be reviewed, with 14.6 percent of that amount being sent back for repurchase. We also estimate that, as of June 30, 2012, we will actually repurchase 38.1 percent of the amount sent back for repurchase, at a loss severity of 39.9 percent.

Other liabilities. Other liabilities primarily consist of undisbursed payments, escrow accounts, forward agency and derivative liability and the Ginnie Mae liability resulting from the recognition of our unilateral right to repurchase certain mortgage loans currently included in Ginnie Mae securities. Other liabilities decreased at June 30, 2012, from December 31, 2011, primarily due to an $103.6 million decrease in undisbursed payments on loans serviced for others liability from $149.1 million at December 31, 2011 to $45.5 million at June 30, 2012. These amounts represent payments received from borrowers for interest, principal and related loan charges which have not been remitted to investors. Escrow accounts totaled $47.8 million and $26.3 million at June 30, 2012 and December 31, 2011, respectively. Escrow accounts are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowners insurance and other insured product liabilities. The Ginnie Mae liability totaled $83.6 million and $117.2 million at June 30, 2012 and December 31, 2011, respectively. These amounts are for certain loans sold to Ginnie Mae, as to which we have not yet repurchased, but have the unilateral right to do so. With respect to such loans sold to Ginnie Mae, a corresponding asset was included in loans held-for-sale. For further information on our loans held-for-sale, see Note 5 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Other liabilities also include the fair value of the litigation settlement with the U.S. Department of Justice ("DOJ"). On February 24, 2012, we entered into an agreement (the “DOJ Agreement”) with the DOJ relating to certain underwriting practices associated with loans insured by the FHA.

Pursuant to the material terms of the settlement with the DOJ, we made an initial payment of $15.0 million within 30 business days of the effective date of the DOJ Agreement. Upon the occurrence of certain future events (as further described below), we become obligated to make payments of approximately $118.0 million (the “Additional Payments”). The Additional Payments will occur if and only if each of the following events happen:

•
We generate positive income for a sustained period, such that part or all of our Deferred Tax Asset (“DTA”), which has been offset by a valuation allowance (the “DTA Valuation Allowance”), is likely to be realized, as evidenced by the reversal of the DTA Valuation Allowance in accordance with accounting principles generally accepted in the United States (“GAAP”);

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

Upon the occurrence of each of the future events described above, and provided doing so would not violate any banking regulatory requirement or the OCC does not otherwise object, we will begin making Additional Payments provided that (i) each annual payment would be equal to the lesser of $25 million or the portion of the Additional Payments that remains outstanding after deducting prior payments; and (ii) no obligation arises until our call report is filed with the OCC, including any amendments thereto, for the period ending at least six months prior to the making of such Additional Payments, reflects a minimum Tier 1 capital ratio of 11 percent (or higher if required by regulators), after excluding any unextinguished portion of the preferred stock held by U.S. Treasury under the TARP Capital Purchase Program.

We had a total liability of $19.1 million at June 30, 2012, compared to $18.3 million at December 31, 2011, which represents the fair value of the Additional Payments as measured in accordance with ASC 820. We have elected the fair value option for the financial liability representing the future payment obligations established in the DOJ Agreement. We valued our contractual obligation to pay, utilizing a discounted cash flow model that incorporates our current estimate of the most likely timing and amount of the cash flows necessary to satisfy the obligation. These cash flow estimates are reflective of our detailed financial and operating projections for the next three years, as well as more general growth earnings and capital assumptions for subsequent periods. We discounted the cash flows using a 15.6 percent at June 30, 2012, discount rate that is inclusive of the risk free rate based on the expected duration of the liability, and an adjustment for nonperformance risk that represents our own credit risk. The recorded liability, at fair value, represents the present value of these estimated cash flows and is included in “other liabilities” on the Consolidated Financial Statements. We estimate the fair value of this liability at each measurement date and record any changes in that estimate, as well as the effect of the accretion of the fact amount of the liability, during the period in which these changes occur. The timing and value of payments to be made under the liability is largely based on our financial performance and forecasted growth assumptions. If our actual financial results, future growth rate assumptions, or our credit risks materially change, the value of the liability will also change.

Capital Resources and Liquidity

Our principal uses of funds include loan originations and operating expenses. At June 30, 2012, we had outstanding rate-lock commitments to lend $6.4 billion in mortgage loans, compared to $5.3 billion at December 31, 2011. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.7 billion at June 30, 2012 and $1.5 billion at December 31, 2011.

Capital. We had net income of $77.3 million during the six months ended June 30, 2012. We did not pay any cash dividends on our common stock during the six months ended June 30, 2012 or during the year ended December 31, 2011. On February 19, 2008, our board of directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OCC of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by our board of directors of the proposed capital distribution. The 30-day period allows the OCC to determine whether or not the distribution would not be advisable. We currently must seek approval from the OCC prior to making a capital distribution from the Bank. In addition, we are prohibited from increasing dividends on our common stock above $0.05 per share without the consent of U.S. Treasury pursuant to the terms of the TARP.

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

    At June 30, 2012, the Bank was considered “well-capitalized” for regulatory purposes at June 30, 2012, and had regulatory capital ratios of 9.07 percent for the Tier 1 capital ratio (to adjusted total assets) and 17.03 percent for the total risk-based capital ratio (to risk-weighted assets). At June 30, 2012, the Company had a Tier 1 common capital ratio (to risk-weighted assets) of 9.60 percent and an equity-to-assets ratio of 8.20 percent.

We are aggressively growing our core deposits, which includes checking, savings and money market deposit accounts, base. Core deposits are a more stable funding source and their growth allows us to replace maturing brokered CDs and other potentially less stable funding sources.

Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rates and market opportunities. The ability of a financial institution to meet current financial obligations is a function of the balance sheet structure, the ability to liquidate assets, and the access to various sources of funds.

We primarily originate Agency eligible loans and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. We use the FHLB as our primary source for funding our residential mortgage business due to its flexibility in terms of being able to borrow or repay borrowings as daily cash needs require. We have been successful in increasing the amount of assets that qualify as eligible collateral at the FHLB and are continually working to add more. The most recent addition was a pool of commercial real estate loans that had been pledged to support our Federal Reserve Bank of Chicago discount window line of credit. While the shift did reduce our discount window line it was a positive move from an operational liquidity perspective since it increased the FHLB line which is actively used. Adding eligible collateral pools gives us added capacity and flexibility to manage our funding requirements.

The amount we can borrow, or the value we receive for the assets pledged to our liquidity providers, varies based on the amount and type of pledged collateral as well as the perceived market value of the assets and the “haircut” off the market value of the assets. That value is sensitive to the pricing and policies of our liquidity providers and can change with little or no notice.

In addition to operating expenses at a particular level of mortgage originations, our cash flows are fairly predictable and relate primarily to the funding of residential first mortgages (outflows) and then the securitization and sales of those mortgages (inflows). Our mortgage warehouse funding line of business also generates cash flows as funds are extended to correspondent relationships to close new loans. Those loans are repaid when the correspondent sells the loan. Other material cash flows relate to growing our commercial lines of business and the loans we service for others (primarily the agencies) and consist primarily of principal, interest, taxes and insurance. Those monies come in over the course of the month and are paid out based on predetermined schedules. These flows are largely a function of the size of the servicing book and the volume of refinancing activity of the loans serviced. In general, monies received in one month are paid during the following month with the exception of taxes and insurance monies that are held until such are due.

As governed and defined by our internal liquidity policy, we maintain adequate excess liquidity levels appropriate to cover both unanticipated operational and regulatory requirements. In addition to this standby liquidity, we also maintain targeted minimum levels of unused borrowing capacity as an additional cushion against unexpected liquidity needs. Each business day, we forecast 90 days of daily cash needs. This allows us to determine our projected near term daily cash fluctuations and also to plan and adjust, if necessary, future activities. As a result, we would be able to make adjustments to operations as required to meet the liquidity needs of our business, including adjusting deposit rates to increase deposits, planning for additional FHLB borrowings, accelerate loans held-for-sale loan sales (agency and or private), sell loans held-for-investment or securities, borrow using repurchase agreements, reduce originations, make changes to warehouse funding facilities, or borrowing from the discount window.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations.

Borrowings. The FHLB provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the FHLB using approved loan types as collateral. At June 30, 2012, we had an authorized line of credit of $7.0 billion that could be utilized to the extent we provide sufficient collateral. At June 30, 2012, we had available collateral sufficient to access $4.1 billion of the line and as to which we had $3.4 billion of advances outstanding.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At June 30, 2012, we had pledged commercial and industrial loans amounting to $87.5 million with a lendable value of $60.0 million. At December 31, 2011, we had pledged commercial and industrial loans amounting to $69.7 million with a lendable value of $32.6 million. At June 30, 2012 and December 31, 2011, we had no borrowings outstanding against this line of credit.

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

Allowance for Loan Losses

As part of our ongoing risk assessment process which remains focused on the impacts of the current economic environment and the related borrower repayment behavior on our credit performance, management continues to back test and validate the results of quantitative and qualitative modeling of the risk in loans held-for-investment portfolio in efforts to utilize the best quality information available. Such is consistent with the expectations of the Bank's primary regulator and a continuing evaluation of the performance dynamics within the mortgage industry. As a result of an analysis completed during the first quarter 2012, we determined it was necessary to make refinements to our allowance for loan loss methodology and related model. Such refinements included improved risk segmentation and quantitative analysis and modeling, and enhancements and alignment of the qualitative risk factors.

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
Impaired residential loans include loan modifications considered to be TDRs and certain nonperforming loans that have been charged-down to collateral value. Fair value of nonperforming residential mortgage loans, including redefaulted TDRs and certain other severely past due loans, is based on the underlying collateral's value obtained through appraisals or broker's price opinions, updated at least semi-annually, less management's estimates of cost to sell. The allowance allocated to TDRs performing under the terms of their modification is typically based on the present value of the expected future cash flows discounted at the loan's effective interest rate, either on a loan level or pooled basis, as these loans are not considered to be collateral dependent.

For those loans not individually evaluated for impairment, management has sub-divided the commercial and consumer loans into homogeneous portfolios.

The following key refinements were made:
First, we utilized refined segmentation and more formal qualitative factors during the first quarter 2012, which resulted in an increase in the adjusted historical factors used to calculate the ASC 450-20 allowance related to the consumer portfolio. Historically, we segmented the population of consumer loans held-for-investment (“LHFI”) by product type and by delinquency status for purposes of estimating an adequate allowance for loan losses. Management performed a thorough analysis of the largest product type, residential first mortgage loans, to assess the relative reliability of its risk segmentation in connection with the ability to detect losses inherent in the portfolio, and determined that there was a higher correlation of loan losses to LTV ratios than to delinquency status. As a result, management refined its process to use LTV segmentation, rather than product and delinquency segmentation, as the more appropriate consumer residential loan characteristic in determining the related allowance for loan losses.

Additionally, we created a more formal process and framework surrounding the qualitative factors and better aligned the factors with regulatory guidance and the changes in the mortgage environment. Management formally implemented a qualitative factor matrix related to each loan class in the consumer portfolio in the first quarter 2012, which includes the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, changes in concentrations of credit, and other external factor changes. These factors are used to reflect changes in the collectability of the portfolio not captured by the historical loss rates. As such, the qualitative factors supplement actual loss experience and allow us to better estimate the loss within the loan portfolios based upon market and other indicators. Qualitative factors are analyzed to determine a quantitative impact of each factor which adjusts the historical loss rate. Adjusted historical loss rates are then used in the calculation of the allowance for loan losses. The adjusted historical loss rates at March 31, 2012 were higher than those used in the calculation of the consumer allowance for loan losses at December 31, 2011, thereby resulting in an increase to the 2012 level of allowance for loan losses.

Second, to allow us the appropriate amount of time to analyze portfolio statistics and allow for the appropriate validation of the reasonableness of the new qualitative factors, management adjusted the historical look back period for loss rates to lag a quarter (as compared to the previous policy of a month). This adjustment resulted in a decrease to the 2012 level of allowance for loan losses, as compared to the 2011 level of allowance for loan losses, partially offsetting the increase resulting from the refined segmentation.

Third, the commercial loan portfolio was segmented into commercial “legacy” loans (loans originated prior to January 1, 2011) and commercial “new” loans (loans originated on or after January 1, 2011) while still retaining the segmentation by product type. Due to the changes in our strategy and to changes in underwriting and origination practices and controls related to that strategy, management determined the refined segmentation better reflected the dynamics in the two portfolios. The loss rates attributed to the “legacy” portfolio are based on historical losses of this segment. Due to the brief period of time that loans in the “new” portfolio were outstanding, and thus the absence of a sufficient loss history for that portfolio, we had used loss data from a third party data aggregation firm (adjusting for our qualitative factors) as a proxy for estimating an allowance for loan losses on the “new” portfolio. As a refinement in the first quarter 2012, we separately identified a population of commercial banks with similar size balance sheets (and loan portfolios) to serve as our peer group. We now use this peer group's publicly available historical loss data (adjusted for our qualitative factors) as a new proxy for loss rates used to determine the allowance for loan losses on our “new” commercial portfolio. This refined segmentation resulted in an increase to the 2012 level of allowance for loan losses, as compared to the 2011 level of allowance for loan losses.

Fourth, as a result of these refinements (in addition to the refinements noted below), management has determined that it no longer requires an unallocated portion of allowance for loan losses. Management expects to review these models on an ongoing basis and update them as appropriate to reflect then-current industry conditions, heightened access to enhanced loss data, and refinements based upon continuous back testing of the allowance for loan losses model. This change to the unallocated reserve resulted in a decrease to the 2012 level of allowance for loan losses, as compared to the 2011 level of allowance for loan losses.

Lastly, part of the increase in allowance for loan losses was a result of the TDR refinement. Historically, we performed impairment analysis on TDRs by using the discounted cash flows method on a portfolio or pooled approach when the TDRs were not deemed collateral dependent. During the fourth quarter 2011, management adopted a strategic focus that improved loss mitigation processes so that we could continue the rate of loan modifications and other loss mitigation activities. Due to the emphasis on loss mitigation activities, management implemented new procedures relating to “new” TDRs (loans that were designated TDRs generally beginning on or after October 1, 2011) to capture the necessary data to perform the impairment analysis on a portfolio level. Such data was not previously available and currently continues to not be available for loans designated as TDRs prior to September 30, 2011. This data is now being captured in part due to our loan servicing system conversion in late 2011. As such, for a significant percentage of “new” TDRs, management was able to perform the impairment calculation on a portfolio basis. Given data constraints the “old” TDR portfolio as of December 31, 2011, is still utilizing the pooled approach. This refinement resulted in an increase to the 2012 level of allowance for loan losses, as compared to the 2011 level of allowance for loan losses. Management expects to continue to refine this process for operational efficiency purposes that will allow for periodic review and updates of impairment data of all TDRs grouped by similar risk characteristics.

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

Non-GAAP financial measures have inherent limitations, that are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious with respect to the use of such measures. To mitigate these limitations, we have procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that our performance is properly reflected to facilitate consistent period-to-period comparisons. Although we believe the non-GAAP financial measures disclosed in this report enhance investors' understanding of our business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for those financial measures prepared in accordance with GAAP.

Pre-tax pre-credit-cost income. Pre-tax pre-credit-cost income, as defined by our management, represents net income before taxes, and excludes credit related expenses (defined by management as provision for loan losses, asset resolution expense, other than temporary impairment, representation and warranty reserve provision, write down of residual and transferors' interest and reserve increases for our reinsurance subsidiary). While these items represent an integral part of our banking operations, in each case, the excluded items are items that management believes are particularly impacted or increased due to economic stress or significant changes in the credit cycle and are therefore likely to make it more difficult to understand our underlying performance trends and our ability to generate income from our mortgage and banking operations. Net interest income, non-interest income and non-interest expense are all calculated in accordance with GAAP and are presented in the Consolidated Statements of Operations. Net income is adjusted only for the specific items listed above in the calculation of pre-tax pre-credit-cost income, and these adjustments represent the excluded items in their entirety for each period presented to better facilitate period to period comparisons.

Viewed together with our GAAP results, management believes pre-tax pre-credit cost income provides investors and stakeholders with a functional measurement to evaluate and better understand trends in our period to period ability to generate income and capital to offset credit related expenses, in each case exclusive of the effects of past and current economic stress and the credit cycle. As recent results for the banking industry demonstrate, provisions for loan losses, increases in representation and warranty reserve, asset impairments and mark-downs and expenses related to the resolution and disposition of assets can vary significantly from period to period, making a measure that helps isolate the impact of those credit related expenses on profitability integral to helping investors understand the business model. The “Asset Resolution,” “Quality of Earning Assets,” and “Representation and Warranty Reserve” sections of this report isolate the different credit quality challenges and issues and the impact of the associated credit related expenses on our income statement.

Like all non-GAAP measurements, pre-tax pre-credit-cost income usefulness is inherently limited. Because our calculation of pre-tax pre-credit-cost income may differ from the calculation of similar measures used by other bank and thrift holding companies, pre-tax pre-credit-cost income should be used to determine and evaluate period to period trends in our performance, rather than in comparison to other similar non-GAAP measurements utilized by other companies. In addition, investors should keep in mind that income tax expense (benefit), the provision for loan losses, and the other items excluded from income and expenses in the pre-tax pre-credit cost income calculation are recurring and integral expenses to our operations, and that these expenses will still accrue under GAAP, thereby reducing GAAP earnings and, ultimately, shareholders' equity.

Efficiency ratio and efficiency ratio (credit-adjusted). The efficiency ratio, which generally measures the productivity of a bank, is calculated as non-interest expense divided by total operating income. Total operating income include net interest income and total non-interest income. Management utilizes the efficiency ratio to monitor its own productivity and believes the ratio provides investors with a meaningful tool to monitor period to period productivity trends.

Under the efficiency ratio (credit adjusted), non-interest expense (GAAP) is presented excluding asset resolution expense to arrive at adjusted non-interest expense (non-GAAP), which is the numerator for the efficiency ratio. Non-interest income (GAAP) is presented excluding representation and warranty reserve - change in estimate to arrive at adjusted non-interest income (non-GAAP), which is included in the denominator for the efficiency ratio. As the provision for loan losses is already excluded by the ratio's own definition, we believe that the exclusion of asset resolution expense and representation and warranty reserve - change in estimate provides investors with a more complete picture of our productivity and ability to generate operating income. The efficiency ratio (credit adjusted) provides investors with a meaningful base for period to period comparisons, which management believes will assist investors in analyzing our operating results and predicting future performance. These non-GAAP financial measures are also utilized internally by management to assess the performance of our own business.

Our calculations of the efficiency ratio may differ from the calculation of similar measures used by other bank and thrift holding companies, and should be used to determine and evaluate period to period trends in our performance, rather than in comparison to other similar non-GAAP measurements utilized by other companies. In addition, investors should keep in mind that the items excluded from income and expenses in the efficiency ratio (credit adjusted) are recurring and integral expenses to our operations, and that these expenses will still accrue under similar GAAP measures.

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

The following table displays the calculation for the non-GAAP measures.

Non-GAAP Reconciliation
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended					For the Six Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	June 30, 2012	June 30, 2011
Pre-tax, pre-credit-cost income
Income (loss) before tax provision	$87,887	$(7,309)	$(74,901)	$(9,216)	$(69,904)	$80,577	$(96,605)
Add back:
Provision for loan losses	58,428	114,673	63,548	36,690	48,384	173,101	76,693
Asset resolution	20,851	36,770	32,408	34,515	23,282	57,621	61,391
Other than temporary impairment on available-for-sale investments	1,017	1,175	7,132	1,322	15,584	2,192	15,584
Representation and warranty reserve provision	46,028	60,538	69,279	38,985	21,364	106,566	41,791
Write down of residual interest	1,244	409	847	186	2,258	1,653	4,640
Total credit-related-costs	127,568	213,565	173,214	111,698	110,872	341,133	200,099
Pre-tax, pre-credit-cost income	$215,455	$206,256	$98,313	$102,482	$40,968	$421,710	$103,494

Efficiency ratio (credit-adjusted)
Net interest income (a)	$75,478	$74,733	$75,863	$65,614	$51,324	$150,211	$103,897
Non-interest income (b)	240,334	221,377	118,621	112,551	58,078	461,710	154,344
Representation and warranty reserve - change in estimate (c)	46,028	60,538	69,279	38,985	21,364	106,566	41,791
Adjusted income	$361,840	$356,648	$263,763	$217,150	$130,766	$718,487	$300,032
Non-interest expense (d)	169,497	188,746	205,837	150,691	130,922	358,243	278,153
Asset resolution expense (e)	(20,581)	(36,770)	(32,408)	(34,515)	(23,282)	(57,621)	(61,391)
Adjusted non-interest expense	$148,916	$151,976	$173,429	$116,176	$107,640	$300,622	$216,762
Efficiency ratio (d/(a+b))	53.7%	63.7%	105.8%	84.6%	119.7%	58.5%	107.7%
Efficiency ratio (credit-adjusted) ((d-e)/((a+b)+c)))	41.2%	42.6%	65.8%	53.5%	82.3%	41.8%	72.2%

	June 30, 2012	December 31, 2011	June 30, 2011
Non-performing assets / Tier 1 capital + allowance for loan losses
Non-performing assets	$538,834	$603,082	$513,431
Tier 1 capital (1)	$1,295,962	$1,215,220	$1,267,885
Allowance for loan losses	287,000	318,000	274,000
Tier 1 capital + allowance for loan losses	$1,582,962	$1,533,220	$1,541,885
Non-performing assets / Tier 1 capital + allowance for loan losses	34.0%	39.3%	33.3%

Tier 1 common
Tier 1 capital (1)	$1,295,962	$1,215,220	$1,267,885
Adjustments
Preferred stock	(266,657)	(266,657)	(266,657)
Qualifying trust preferred securities	(240,000)	(240,000)	(240,000)
Tier 1 common	$789,305	$708,563	$761,228
Total risk-weighted assets (2)	$8,224,348	$7,905,062	$6,870,929
Tier 1 common ratio	9.60%	8.96%	11.08%

(1)	Represents Tier 1 capital for Bank.

(2)
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

The following table is a summary of the changes in our NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off‑balance sheet instruments. The interest rate scenarios presented in the table include interest rates at June 30, 2012 and December 31, 2011 and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at June 30, 2012 and December 31, 2011, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this “natural business hedge” historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the net portfolio value framework. Further, there can be no assurance that this natural business hedge would positively affect the net portfolio value in the same manner and to the same extent as in the past.

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

June 30, 2012					December 31, 2011
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change
300	$921	6.8%	$(247)	(21.2)%	300	$896	7.0%	$(184)	(17.0)%
200	$1,064	7.7%	$(104)	(8.9)%	200	$1,004	7.6%	$(76)	(7.0)%
100	$1,162	8.2%	$(6)	(0.5)%	100	$1,082	8.1%	$1	0.1%
Current	$1,168	8.2%	$—	—%	Current	$1,080	8.0%	$—	—%
(100)	$1,072	7.5%	$(96)	(8.2)%	(100)	$964	7.1%	$(116)	10.7%

Our balance sheet exhibits minimal sensitivity for fairly small rate movements. The negative convexity of our balance sheet leads more sensitivity in larger rate movements. The amount of price sensitivity tends to decrease as rates rise and increase as rates fall. Negative convexity is a measure of the sensitivity of the duration to changes in interest rates.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of June 30, 2012 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.

(b) Changes in Internal Controls. During the quarter ended June 30, 2012, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, the Company is party to legal proceedings incident to its business. See Note 20 of the Notes to
Consolidated Financial Statements, in Item 1 Financial Statements and Supplementary Data, which is incorporated herein by reference herein.
Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except the following risk factors that update and supplement the risk factors in that report.

We and the Bank are subject to the restrictions and conditions of the Supervisory Agreements imposed by the OTS. The change to the OCC and the Federal Reserve as the Bank's and our primary federal regulators may result in enforcement actions different than or in addition to those of the Supervisory Agreements based upon their discretionary authority and their respective interpretations of the underlying issues. Such enforcement actions could negatively affect our results of operations and financial condition.

We and the Bank are subject to the Supervisory Agreements, which require that we and the Bank separately take certain actions to address issues identified by the OTS, as further described in our Current Report on Form 8-K filed with the SEC on January 28, 2010. As a consequence of the Dodd-Frank Wall Street Reform and Consumer Protection Act's elimination of the OTS, the Bank's primary federal regulator is the OCC and our primary federal regulator is the Federal Reserve. The OCC and the Federal Reserve each has the authority to impose enforcement actions different than or in addition to those of the Supervisory Agreements based upon their discretionary authority and their respective interpretations of the underlying issues. Since the OCC became the primary federal regulator of the Bank and other federal savings banks, there have been various examples of the OCC imposing formal enforcement actions, which could include written agreements, orders, capital directives and prompt corrective action directives, that include a requirement for the federal savings bank to achieve and thereafter maintain specified minimum capital ratios. Under applicable regulations, the requirement in these formal enforcements actions to meet and maintain a specific capital level precludes the federal savings bank from being deemed to be “well capitalized,” even if the federal savings bank otherwise meets the minimum capital ratios to qualify as “well capitalized.” If the OCC imposes on the Bank a formal enforcement action that requires the Bank to meet and maintain a specific capital level and thus precludes the Bank from being deemed to be "well-capitalized," such a formal enforcement action could have a material adverse effect on our operating results and liquidity.

Certain hedging strategies that we use to manage investment in MSRs may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.

We invest in MSRs to support mortgage banking strategies and to deploy capital at acceptable returns. We also deploy derivatives and other fair value assets as economic hedges to offset changes in fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. There is also a risk of valuation decline due to higher than expected increases in default rates, but we do not believe such risk can be sufficiently quantified to effectively hedge. Our hedging strategies are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, hedging strategies rely on assumptions and projections regarding assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may incur losses that would adversely impact earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended June 30, 2012.

Issuer Purchases of Equity Securities

The Company made no purchases of equity securities common stock during the quarter ended June 30, 2012.
Item 3. Defaults upon Senior Securities
Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), issued and outstanding in connection with the TARP Capital Purchase Program, the Company may defer payments of dividends for up to six quarters without default or penalty. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on its Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of the date of filing this report, the amount of the arrearage on the dividend payments of the Series C Preferred Stock is $6.7 million.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
The Company has set the date of its 2012 Annual Meeting of Stockholders for September 24, 2012 (the “2012 Annual Meeting”), which is greater than 30 days from the one-year anniversary of the date of the Company's 2011 Annual Meeting of Stockholders. As such, the Company has extended the deadline for the submission of stockholder proposals for the 2012 Annual Meeting. Stockholders who intend to present proposals at the 2012 Annual Meeting, and who wish to have those proposals included in the Company's proxy statement for the 2012 Annual Meeting, must ensure that those proposals are received by the Company's Secretary at 5151 Corporate Drive, Troy, Michigan 48098 on or before August 23, 2012, which the Company has determined to be a reasonable time before it begins to print and mail its proxy materials. In order to be included in the proxy statement, these proposals must comply with applicable law and regulations, including SEC Rule 14a-8, as well as the Company's Amended and Restated Articles of Incorporation (the “Articles”).
In addition, under the Articles, stockholders who intend to submit nominations for new directors or proposals for new business at the 2012 Annual Meeting, and who do not intend to have these proposals included in the Company's proxy statement and form of proxy relating to the 2012 Annual Meeting pursuant to SEC regulations, must provide written notice of any such proposal to the Secretary at the address specified above on or before August 25, 2012. These proposals must comply with the Articles in order to be considered at the 2012 Annual Meeting.

Item 6. Exhibits

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101 *
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*
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

FLAGSTAR BANCORP, INC.
Registrant

Date: August 9, 2012	/s/ Joseph P. Campanelli
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

101 *
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.