Form 10-Q
period 2012-09-30
FLAGSTAR BANCORP INC
filed 2012-10-30
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes  ☐    No  ☒.
As of October 25, 2012, 55,833,109 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FORWARD – LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements, by their nature, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in a forward-looking statement. Examples of forward-looking statements include statements regarding our expectations, beliefs, plans, goals, objectives and future financial or other performance. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. Except to fulfill our obligations under the U.S. securities laws, we undertake no obligation to update any such statement to reflect events or circumstances after the date on which it is made.

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

(9)
The Dodd-Frank Wall Street Reform and Consumer Protection Act has resulted in the elimination of the Office of Thrift Supervision (the "OTS"), tightening of capital standards, and the creation of a new Consumer Financial Protection Bureau and has resulted, or will result, in new laws, regulations and regulatory supervisors that are expected to increase our costs of operations. In addition, the change to the Office of the Comptroller of the Currency (the "OCC") as our primary federal regulator may result in interpretations, or in OCC enforcement actions, different than those of the OTS and may affect our operations and our relationships with institutional counterparties;

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

(12)	Our compliance with the terms and conditions of the Consent Order with the OCC;

(13)
The downgrade by Standards & Poor's of the long-term credit rating of the U.S. could materially affect global and domestic financial markets and economic conditions, which may affect our business activities, financial condition, and liquidity;

(14)
If we do not regain compliance with the New York Stock Exchange (“NYSE”) continued listing requirements, our common stock may be delisted from the NYSE (the stock price deficiency is deemed cured if it promptly exceeds $1.00 per share after October 11, 2012, the date of the reverse split, and remains above that level for at least the following 30 trading days); and

(15)	Our potential loss of key personnel or our inability to attract and retain qualified personnel in the future could affect our ability to operate effectively.

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

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
The consolidated financial statements of the Company are as follows:
Consolidated Statements of Financial Condition – September 30, 2012 (unaudited) and December 31, 2011
Consolidated Statements of Operations – For the three and nine months ended September 30, 2012 and 2011 (unaudited)
Consolidated Statements of Comprehensive Income (Loss) – For the three and nine months ended September 30, 2012 and 2011 (unaudited)
Consolidated Statements of Stockholders’ Equity – For the nine months ended September 30, 2012 and 2011 (unaudited)
Consolidated Statements of Cash Flows – For the nine months ended September 30, 2012 and 2011 (unaudited)
Notes to the Consolidated Financial Statements (unaudited)
        Note 1 - Nature of Business
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
        Note 17 - Earnings (Loss) Per Share
        Note 18 - Compensation Plans
        Note 19 - Income Taxes
        Note 20 - Legal Proceedings, Contingencies and Commitments
        Note 21 - Segment Information

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash items	$53,883	$49,715
Interest-earning deposits	949,514	681,343
Cash and cash equivalents	1,003,397	731,058
Securities classified as trading	170,073	313,383
Securities classified as available-for-sale	198,861	481,352
Loans held-for-sale ($3,076,994 and $1,629,618 at fair value at September 30, 2012 and December 31, 2011, respectively)	3,251,936	1,800,885
Loans repurchased with government guarantees	1,931,163	1,899,267
Loans held-for-investment ($21,392 and $22,651 at fair value at September 30, 2012 and December 31, 2011, respectively)	6,552,399	7,038,587
Less: allowance for loan losses	(305,000)	(318,000)
Loans held-for-investment, net	6,247,399	6,720,587
Total interest-earning assets	12,748,946	11,896,817
Accrued interest receivable	106,458	105,200
Repossessed assets, net	119,468	114,715
Federal Home Loan Bank stock	301,737	301,737
Premises and equipment, net	211,981	203,578
Mortgage servicing rights at fair value	686,799	510,475
Other assets	669,950	455,236
Total assets	$14,899,222	$13,637,473
Liabilities and Stockholders’ Equity
Deposits	$9,489,169	$7,689,988
Federal Home Loan Bank advances	3,088,000	3,953,000
Long-term debt	248,560	248,585
Total interest-bearing liabilities	12,825,729	11,891,573
Accrued interest payable	12,522	8,723
Representation and warranty reserve	202,000	120,000
Other liabilities ($19,100 and $18,300 at fair value at September 30, 2012 and December 31, 2011, respectively)	608,372	537,461
Total liabilities	13,648,623	12,557,757
Commitments and contingencies – Note 20	—	—
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	258,973	254,732
Common stock $0.01 par value, 70,000,000 shares authorized; 55,828,470 and 55,577,564 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	5,583	5,558
Additional paid in capital	1,470,355	1,466,461
Accumulated other comprehensive loss	(2,042)	(7,819)
Accumulated deficit	(482,270)	(639,216)
Total stockholders’ equity	1,250,599	1,079,716
Total liabilities and stockholders’ equity	$14,899,222	$13,637,473
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Interest Income
Loans	$114,158	$109,966	$343,677	$310,234
Securities classified as available-for-sale or trading	4,912	9,626	20,333	26,673
Interest-earning deposits and other	672	433	1,546	2,358
Total interest income	119,742	120,025	365,556	339,265
Interest Expense
Deposits	17,819	22,679	55,126	74,603
FHLB advances	27,091	30,121	81,870	90,317
Other	1,753	1,611	5,270	4,834
Total interest expense	46,663	54,411	142,266	169,754
Net interest income	73,079	65,614	223,290	169,511
Provision for loan losses	52,595	36,690	225,696	113,383
Net interest income (expense) after provision for loan losses	20,484	28,924	(2,406)	56,128
Non-Interest Income
Loan fees and charges	37,359	18,383	102,116	49,233
Deposit fees and charges	5,255	7,953	15,216	23,297
Loan administration	11,099	(3,478)	74,997	66,308
Gain (loss) on trading securities	237	20,385	(2,023)	20,414
Loss on transferors’ interest	(118)	(186)	(1,771)	(4,825)
Net gain on loan sales	334,427	103,858	751,945	193,869
Net loss on sales of mortgage servicing rights	(1,332)	(2,587)	(4,631)	(5,080)
Net gain on securities available-for-sale	2,616	—	2,946	—
Net gain on sale of assets	—	1,041	—	1,297
Total other-than-temporary impairment gain	—	51,003	2,810	35,993
Loss recognized in other comprehensive income before taxes	—	(52,325)	(5,002)	(52,899)
Net impairment losses recognized in earnings	—	(1,322)	(2,192)	(16,906)
Representation and warranty reserve – change in estimate	(124,492)	(38,985)	(231,058)	(80,776)
Other fees and charges, net	8,686	7,489	29,903	20,064
Total non-interest income	273,737	112,551	735,448	266,895

Flagstar Bancorp, Inc. Consolidated Statements of Operations, Continued (In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Non-Interest Expense
Compensation and benefits	67,386	55,238	198,776	164,701
Commissions	19,888	10,188	53,193	25,193
Occupancy and equipment	18,833	17,083	54,490	50,669
Asset resolution	12,487	34,515	70,108	95,906
Federal insurance premiums	12,643	10,665	37,071	30,180
Other taxes	2,036	647	3,363	2,178
Warrant expense (income)	1,516	(4,202)	3,513	(7,027)
Loss on extinguishment of debt	15,246	—	15,246	—
General and administrative	83,456	26,557	155,975	67,044
Total non-interest expense	233,491	150,691	591,735	428,844
Income (loss) before federal income taxes	60,730	(9,216)	141,307	(105,821)
(Benefit) provision for federal income taxes	(20,380)	264	(19,880)	792
Net Income (Loss)	81,110	(9,480)	161,187	(106,613)
Preferred stock dividend/accretion (1)	(1,417)	(4,719)	(4,241)	(14,148)
Net income (loss) applicable to common stock	$79,693	$(14,199)	$156,946	$(120,761)
Income (loss) per share
Basic (2)	$1.37	$(0.26)	$2.63	$(2.18)
Diluted (2)	$1.36	$(0.26)	$2.61	$(2.18)

(1)
The preferred stock dividend/accretion for the three and nine months ended September 30, 2012, respectively, represents only the accretion. On January 27, 2012, the Company elected to defer payment of dividends and interest on the preferred stock.

(2)	Restated for a one-for-ten reverse stock split announced September 27, 2012 and began trading on October 11, 2012.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$81,110	$(9,480)	$161,187	$(106,613)
Other comprehensive income (loss), before tax
Securities available-for-sale
Change in net unrealized loss on sale of securities available-for-sale	12,180	(5,040)	26,411	(4,815)
Reclassification of gain on sale of securities available-for-sale	(2,616)	—	(2,946)	—
Additions for the amount related to the credit loss for which an OTTI impairment was not previously recognized	—	1,322	2,192	16,906
Total securities available-for-sale	9,564	(3,718)	25,657	12,091
Other comprehensive income, before tax
Deferred tax benefit related to other comprehensive income resulting from non-agency CMO securities sales	(19,880)	—	(19,880)	—
Other comprehensive income, net of tax	(10,316)	(3,718)	5,777	12,091

Comprehensive income (loss)	$70,794	$(13,198)	$166,964	$(94,522)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2010	$249,196	$5,533	$1,461,373	$(16,165)	$(440,274)	$1,259,663
(Unaudited)
Net loss	—	—	—	—	(106,613)	(106,613)
Total other comprehensive income	—	—	—	12,091	—	12,091
Restricted stock issued	—	2	(2)	—	—	—
Dividends on preferred stock	—	—	—	—	(10,000)	(10,000)
Accretion of preferred stock	4,148	—	—	—	(4,148)	—
Stock-based compensation	—	15	4,183	—	—	4,198
Balance at September 30, 2011	$253,344	$5,550	$1,465,554	$(4,074)	$(561,035)	$1,159,339
Balance at December 31, 2011	$254,732	$5,558	$1,466,461	$(7,819)	$(639,216)	$1,079,716
(Unaudited)
Net income	—	—	—	—	161,187	161,187
Total other comprehensive income	—	—	—	5,777	—	5,777
Restricted stock issued	—	6	(6)	—	—	—
Dividends on preferred stock	—	—	—	—	—	—
Accretion of preferred stock (1)	4,241	—	—	—	(4,241)	—
Stock-based compensation	—	19	3,900	—	—	3,919
Balance at September 30, 2012	$258,973	$5,583	$1,470,355	$(2,042)	$(482,270)	$1,250,599

(1)
The preferred stock dividend/accretion during the nine months ended September 30, 2012 represents only the accretion. On January 27, 2012, the Company elected to defer payment of dividends and interest on the preferred stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows (In thousands)

	For the Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Operating Activities
Net income (loss)	$161,187	$(106,613)
Reconciliation of net income (loss) to net cash used in operating activities
Provision for loan losses	225,696	113,383
Depreciation and amortization	14,774	10,871
Decrease in fair value of residential first mortgage servicing rights	165,897	60,598
Stock-based compensation expense	3,919	4,198
Net (gain) loss on the sale of assets	(6,632)	208
Net gain on loan sales	(751,945)	(193,869)
Net loss on sales of mortgage servicing rights	4,631	5,080
Net gain on securities classified as available-for-sale	(2,946)	—
Other than temporary impairment losses on securities classified as available-for-sale	2,192	16,906
Net loss (gain) on trading securities	2,023	(20,414)
Net loss on transferor interest	1,771	4,825
Proceeds from sales of loans held-for-sale	38,985,990	17,446,482
Origination and repurchase of mortgage loans held-for-sale, net of principal repayments	(39,807,021)	(16,832,399)
Increase in repurchase of mortgage loans with government guarantees, net of claims received	(31,895)	(71,222)
Purchase of trading securities	—	(131,746)
Increase in accrued interest receivable	(1,258)	(16,549)
Proceeds from sales of trading securities	141,220	—
(Increase) decrease in other assets	(216,266)	99,370
Increase (decrease) in accrued interest payable	3,799	(4,513)
(Decrease) increase liability for checks issued	(711)	4,911
Decrease in payable for mortgage repurchase option	(25,828)	(3,478)
Increase in representation and warranty reserve	82,000	5,600
Increase in other liabilities	164,700	70,954
Net cash (used in) provided by operating activities	(884,703)	462,583
Investing Activities
Proceeds from the sale of investment securities available-for-sale	234,212	—
Net repayment (purchase) of investment securities available-for-sale	54,074	(50,887)
Net change from sales of loans held-for-investment	(248,640)	(26,331)
Origination of portfolio loans, net of principal repayments	156,320	(724,220)
Proceeds from the disposition of repossessed assets	91,580	89,816
Redemption of Federal Home Loan Bank Stock	—	35,453
Acquisitions of premises and equipment, net of proceeds	(22,387)	(29,113)
Proceeds from the sale of mortgage servicing rights	24,712	83,255
Net cash provided by (used in) investing activities	289,871	(622,027)

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows, continued (In thousands)

	For the Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Financing Activities
Net increase in deposit accounts	1,799,181	130,159
Net decrease in Federal Home Loan Bank advances	(865,000)	(110,083)
Payment on long-term debt	(25)	(25)
Net (disbursement) receipt of payments of loans serviced for others	(94,013)	82,673
Net receipt of escrow payments	27,028	15,984
Dividends paid to preferred stockholders	—	(10,000)
Net cash provided by financing activities	867,171	108,708
Net increase (decrease) in cash and cash equivalents	272,339	(50,736)
Beginning cash and cash equivalents	731,058	953,534
Ending cash and cash equivalents	$1,003,397	$902,798
Loans held-for-investment transferred to repossessed assets	$328,384	$159,007
Total interest payments made on deposits and other borrowings	$138,466	$174,267
Federal income taxes paid	$225	$—
Reclassification of mortgage loans originated for portfolio to mortgage loans held-for-sale	$288,428	$42,891
Reclassification of mortgage loans originated held-for-sale then transferred to portfolio loans	$39,788	$16,560
Mortgage servicing rights resulting from sale or securitization of loans	$370,013	$153,465

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
Note 1 – Nature of Business

Flagstar Bancorp, Inc. ("Flagstar" or the "Company"), is the holding company for Flagstar Bank, FSB (the "Bank"), a federally chartered stock savings bank founded in 1987. With $14.9 billion in total assets at September 30, 2012, the Company is the largest insured depository institution headquartered in Michigan and is the largest publicly held savings bank headquartered in the Midwest.

The Company is a full-service financial services company, offering a range of products and services to consumers, businesses, and homeowners. As of September 30, 2012, the Company operated 111 banking centers in Michigan, 31 home loan centers in 14 states, and a total of four commercial banking offices in Massachusetts, Connecticut, and Rhode Island. During the second quarter 2012, two banking centers in Michigan were closed to better align the branch structure with the Company's focus on key market areas and to improve banking center efficiencies. The Company originates loans nationwide and is one of the leading originators of residential first mortgage loans. The Company also offers consumer products including deposit accounts, standard and jumbo home loans, home equity lines of credit, and personal loans, including auto and boat loans. The Company also offers commercial loans and treasury management services throughout Michigan and through the commercial banking offices. Commercial products include deposit and sweep accounts, telephone banking, term loans and lines of credit, lease financing, government banking products and treasury management services such as remote deposit and merchant services.

The Company sells or securitizes most of the mortgage loans that it originates and generally retains the right to service the mortgage loans that it sells. These mortgage-servicing rights ("MSRs") are occasionally sold by the Company in transactions separate from the sale of the underlying mortgages. The Company has, from time to time, retained certain loan originations in the held-for-investment portfolio, although the Company has sold substantially all of its originations for the past several years. The decision-making process to retain certain loan originations has, in the past, taken into account interest rate management, liquidity and capital factors, and generally occur infrequently and within well-defined guidelines and parameters.

The Bank is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency ("OCC") of the United States Department of the Treasury ("U.S. Treasury"). The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation ("FDIC") and the Consumer Financial Protection Bureau (the "CFPB"). The Bank's deposits are insured by the FDIC through the Deposit Insurance Fund ("DIF"). The Company is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve ("Federal Reserve"). The Bank is also a member of the Federal Home Loan Bank ("FHLB") of Indianapolis.

Reverse Stock Split

The Company's board of directors authorized a one-for-ten reverse stock split on September 24, 2012 following the annual meeting of stockholders at which the reverse stock split was approved by its stockholders. The reverse stock split began trading on a post-split basis on October 11, 2012. Unless noted otherwise, all share-related amounts herein reflect the one-for-ten reverse stock split.

In connection with the reverse stock split, stockholders received one new share of common stock for every ten shares held at the effective time. The reverse stock split reduced the number of shares of outstanding common stock from approximately 558.3 million to 55.8 million. The number of authorized shares of common stock was reduced from 700 million to 70 million. Proportional adjustments were made to the Company’s outstanding options, warrants and other securities entitling their holders to purchase or receive shares of common stock. In lieu of fractional shares, stockholders received cash payments for fractional shares that were determined on the basis of the common stock's closing price on October 9, 2012, adjusted for the reverse stock split. The reverse stock split did not negatively affect any of the rights that accrue to holders of the Company's outstanding options, warrants and other securities entitling their holders to purchase or receive shares of common stock, except to adjust the number of shares relating thereto accordingly. For further information, see Note 16 - Stockholders' Equity and Note 17 - Earnings (Loss) per Common Share.

Management Change

On October 1, 2012, the Company announced that its and the Bank's respective boards of directors appointed Michael J. Tierney to serve as President of the Company and the Bank, effective immediately, and as Chief Executive Officer of each entity, effective November 1, 2012, in each case subject to receipt of regulatory non-objection. Such non-objection has since been received from the Company's and the Bank's regulators. Upon becoming CEO, Mr. Tierney will join the Company's board of directors. The Company also announced that John D. Lewis, Managing Director of Donnelly Penman & Partners and former Vice

Chairman of Comerica Bank, has been appointed a director of the Company and the Bank and will serve as Non-Executive Chairman of their respective boards of directors, in each case subject to receipt of regulatory non-objection.

Consent Order

Effective October 23, 2012, the Bank's board of directors executed a Stipulation and Consent (the “Stipulation”), accepting the issuance of a Consent Order (the “Consent Order”) by the OCC. The Consent Order replaces the supervisory agreement entered into between the Bank and the Office of Thrift Supervision (the “OTS”) on January 27, 2010. The Company is still subject to a supervisory agreement, dated January 27, 2010, with the Federal Reserve. The OCC terminated the supervisory agreement simultaneous with issuance of the Consent Order.
Under the terms of the Consent Order, the Bank has agreed to, among other things, take the following actions:

•
within 120 days of the date of the Consent Order, and at least annually thereafter, the Bank's board of directors shall review, revise, and forward to the OCC a written capital plan for the Bank covering at least a three-year period and establishing projections for the Bank's overall risk profile, earnings performance, growth expectations, balance sheet mix, off-balance sheet activities, liability and funding structure, capital and liquidity adequacy, as well as a contingency capital funding process and plan that identifies alternative capital sources should the primary sources not be available;

•
within 90 days of the date of the Consent Order, the Bank's board of directors shall review, revise, adopt and forward to the OCC written policies and procedures for maintaining an adequate allowance for loan and lease losses in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”);

•
within 90 days of the date of the Consent Order, the Bank's board of directors shall review, revise, adopt and forward to the OCC written policies and procedures for maintaining an adequate representation and warranty reserve in accordance with U.S. GAAP;

•
within 60 days of the date of the Consent Order, the Bank's board of directors shall adopt and forward to the OCC a comprehensive written liquidity risk management policy that systematically requires the Bank to reduce liquidity risk;

•
within 60 days of the date of the Consent Order, the Bank's board of directors shall adopt, implement, and ensure Bank adherence to an independent, internal audit program covering all Bank operations and shall implement appropriate actions to remedy deficiencies cited in such audit reports;

•
within 90 days of the date of the Consent Order, the Bank's board of directors shall develop, adopt, and forward to the OCC a written enterprise risk management program that is designed to ensure that the Bank effectively identifies, monitors, and controls its enterprise-wide risks, including by developing risk limits for each line of business;

•
within 90 days of the date of the Consent Order, the Bank's board of directors shall adopt, implement, and ensure Bank adherence to an independent, ongoing loan review system to review the Bank's loan and lease portfolios, which system shall provide for the filing with the Bank's board of directors of internal loan and lease review reports and shall require the Bank's board of directors to review the reports and take immediate remedial action if appropriate;

•
within 90 days of the date of the Consent Order, the Bank's board of directors shall establish, adopt, and forward to the OCC written policies and procedures designed to identify, measure, monitor, and control risks associated with the Bank's credit concentrations;

•
within 90 days of the date of the Consent Order, the Bank's board of directors shall review, revise, and ensure Bank adherence to the Bank's written Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) Risk Assessment to ensure BSA/AML risks posed to the Bank are accurately identified after consideration of all pertinent information;

•
within 90 days of the date of the Consent Order, the Bank's board of directors shall review, revise, and ensure Bank adherence to the Bank's written program of policies and procedures adopted in accordance with the Bank Secrecy Act (“BSA”), which shall include the production of periodic reports designed to identify, monitor, and evaluate unusual or suspicious activity;

•
within 90 days of the date of the Consent Order, the Bank's board of directors shall update the status of its plan and timeline for the implementation of enhanced BSA/AML internal controls and shall forward a copy of the plan and timeline to the OCC;

•
within 90 days of the date of the Consent Order, the Bank's board of directors shall review, revise, and ensure Bank adherence to its risk-based processes to obtain and analyze appropriate information from its customer due diligence program, both at the time of account opening and on an ongoing basis, in order to effectively monitor for, and investigate, suspicious or unusual activity;

•	within 90 days of the date of the Consent Order, the Bank's board of directors shall review, revise, and ensure Bank adherence to its BSA independent testing program;

•
within 90 days of the date of the Consent Order, the Bank's board of directors shall adopt and forward to the OCC a written program to improve the Bank's compliance management process, which the Bank's board of directors shall implement and ensure compliance with following the OCC's determination of non-objection;

•
within 60 days of the date of the Consent Order, the Bank's board of directors shall adopt, implement, and ensure Bank adherence to (i) written Flood Disaster Protection Act (“FDPA”) policies and procedures detailing a coordinated program to ensure Bank compliance with the FDPA, and (ii) a comprehensive FDPA training program for all applicable lending staff to ensure awareness of their FDPA compliance responsibilities; and

•
within 180 days of the date of the Consent Order, the Bank's board of directors shall adopt and forward to the OCC a comprehensive written business continuity plan, which the Bank's board of directors shall implement and ensure compliance with following the OCC's determination of non-objection.

Each of the plans, policies and procedures referenced above that the Consent Order requires the Bank to submit to the OCC, as well as any subsequent amendments or changes thereto, must be submitted for a determination that the OCC has no supervisory objection to them. Upon receiving a determination of no supervisory objection from the OCC, the Bank must implement and adhere to the respective plan, policy or procedure.

The Consent Order also requires the Bank to establish a Compliance Committee to oversee the Bank's adherence to the provision of the Consent Order. The Bank's board of directors has re-designated the Bank's existing Regulatory Oversight Committee as its Compliance Committee. The current members of the Compliance Committee are Jay J. Hansen, David J. Matlin, Peter Schoels and David L. Treadwell. The Compliance Committee is responsible for monitoring and coordinating the Bank's adherence to the provisions of the Consent Order. The Bank's board of directors has appointed John D. Lewis to serve as the Chairman of the Compliance Committee, replacing Mr. Treadwell, effective upon receipt of OCC non-objection to Mr. Lewis's appointment to the Bank's board of directors. In addition, the Board has appointed Peter Schoels to serve as Vice Chairman of the Committee, effective upon receipt of non-objection to Mr. Schoels's election to the Board of Directors of the Company from the Federal Reserve, an application for which is pending. Mr. Schoels became a director of the Bank effective October 5, 2012 upon the Bank's receipt of OCC's non-objection to Mr. Schoels's appointment to the Bank's board of directors.

The Bank intends to address the banking issues identified by the OCC in the manner and within the time periods required for compliance with the Consent Order, and the Company does not believe that the Bank's continued compliance with the Consent Order will have any material adverse impact on the Company or the Bank's future financial results.

The foregoing summary of the Stipulation and the Consent Order does not purport to be a complete description of all of the terms of such documents, and is qualified in its entirety by reference to copies of the Stipulation and the Consent Order filed with the SEC on October 24, 2012 as exhibits to the Company's Current Report on Form 8-K.

Supervisory Agreement

The Company is subject to a supervisory agreement, dated January 27, 2010, with the Federal Reserve, as a successor regulator to the OTS (the "Supervisory Agreement"). The Supervisory Agreement will remain in effect until terminated, modified, or suspended in writing by the Federal Reserve, and the failure to comply with the Supervisory Agreement could result in the initiation of further enforcement action by the Federal Reserve, including the imposition of further operating restrictions, and could result in additional enforcement actions against the Company. The Company has taken actions which it believes are appropriate to comply with, and intend to maintain compliance with, all of the requirements of the Supervisory Agreement.

Pursuant to the Supervisory Agreement, the Company submitted a capital plan to the OTS, predecessor in interest to the Federal Reserve. In addition, the Company agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions; purchases, repurchases or redemptions of certain securities; incurrence, issuance, renewal, rolling over or increase of any debt and certain affiliate transactions; and comply with restrictions on the payment of severance and indemnification payments, director and management changes and employment contracts and compensation arrangements. The foregoing summary of the Supervisory Agreement does not purport to be a complete description of all of the terms of the Supervisory Agreement, and is qualified in its entirety by reference to the copy of the Supervisory Agreement filed with the SEC as an exhibit to the Company's Current Report on Form 8-K filed on January 28, 2010.

The Company addressed the banking issues identified by the Federal Reserve in the manner and within the time periods required for compliance with the Supervisory Agreement, and does not believe that continued compliance with the Supervisory Agreement will have any material adverse impact on its future financial results.

Branch Sales

During the fourth quarter 2011, the Bank completed the previously announced sale of 27 banking centers in Georgia and 22 banking centers in Indiana to PNC Bank, N.A., part of The PNC Financial Services Group, Inc. ("PNC") and First Financial Bank, N.A. ("First Financial"), respectively. Management believed that the Company's presence in the Georgia and Indiana markets lacked market density and sufficient scale, and that these transactions are consistent with the strategic focus on core Midwest banking markets and on deployment of capital towards continuing growth in commercial and consumer banking, while remaining a national mortgage lender.

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

Troubled Asset Relief Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program ("TARP")) was enacted, and the U.S. Treasury injected capital into U.S. financial institutions. On January 30, 2009, the Company entered into a letter agreement including the securities purchase agreement with the U.S. Treasury pursuant to which, among other things, the Company sold to the U.S. Treasury preferred stock and warrants. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company's common stock, par value $0.01 per share (the "Common Stock"), are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. The preferred stock accrues cumulative dividends quarterly at a rate of 5 percent per annum until January 30, 2014, and 9 percent per annum thereafter.

On January 27, 2012, the Company exercised its contractual right to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with participation in the TARP Capital Purchase Program. Under the terms of the preferred stock, the Company may defer payments of dividends for up to six quarters in total without default or penalty. Concurrently, the Company also exercised contractual rights to defer interest payments with respect to its trust preferred securities.

Note 2 – Basis of Presentation and Accounting Policies

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. In addition, certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts and share counts have been adjusted to reflect the one-for-ten reverse stock split that began trading on a post-split basis October 11, 2012 following receipt of stockholder approval at the Company's annual meeting of stockholders. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which are available on the Company’s Investor Relations web page, at www.flagstar.com, and on the SEC website, at www.sec.gov.

Recently Adopted Accounting Standards

On July 1, 2012, the Company adopted an update to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, "Property, Plant, and Equipment: Derecognition of in Substance Real Estate - a Scope Clarification" and applied the provisions prospectively. The guidance represents the consensus reached in Emerging Issues Task

Force Issue No. 10-E, "Derecognition of in Substance Real Estate" and applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. The guidance provides that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. The adoption of the guidance did not have a material effect on the Company's Consolidated Financial Statements or the Notes thereto.

On January 1, 2012, the Company adopted the update to FASB ASC Topic 220, "Comprehensive Income" and applied the provisions retrospectively. Under the amended guidance, an entity had the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income ("OCI") either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The adoption of the guidance did not have a material effect on the Company's Consolidated Financial Statements or the Notes thereto. For further information concerning comprehensive income, refer to Consolidated Statements of Comprehensive Income and Note 15 - Stockholders' Equity.

On January 1, 2012, the Company prospectively adopted the update to FASB ASC Topic 820, "Fair Value Measurement." The amended guidance did not modify the requirements for when fair value measurements apply, rather it generally represents clarifications on how to measure and disclose fair value under Topic 820, Fair Value Measurement. The guidance is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRS"), by ensuring that fair value has the same meaning in U.S. GAAP and IFRS and respective disclosure requirements are the same except for inconsequential differences in wording and style. The adoption of the guidance did not have a material effect on the Company's Consolidated Financial Statements or the Notes thereto. For further information concerning fair value, refer to Note 3 - Fair Value Accounting.

On January 1, 2012, the Company adopted FASB ASC Topic 860, "Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements." Under the amended guidance, a transferor maintains effective control over transferred financial assets if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity. In addition, the following requirements must be met: (i) the financial asset to be repurchased or redeemed are the same or substantially the same as those transferred, (ii) the agreement is to repurchase or redeem the transferred financial asset before maturity at a fixed or determinable price, and (iii) the agreement is entered into contemporaneously with, or in contemplation of the transfer. The adoption of the guidance did not have a material effect on the Company's Consolidated Financial Statements or the Notes thereto.

On July 1, 2011, the Company adopted the update to FASB ASC Topic 310, "Receivables - A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring" and applied the provisions retrospectively to January 1, 2011. The troubled debt restructuring ("TDR") guidance clarifies whether loan modifications constitute TDRs, includes factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower's effective rate test to evaluate whether the restructuring constitutes as a TDR and a concession has been granted to the borrower, and clarifies the guidance for creditors to use in determining whether a borrower is experiencing financial difficulties. The adoption of the guidance did not have a material effect on the Company's Consolidated Financial Statements or the Notes thereto. For further information concerning TDRs, refer to Note 7 - Loans Held-for-Investment.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The FASB issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP. The objective of this guidance is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This guidance is effective retrospectively, for annual and interim periods, beginning on or after January 1, 2013. The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

Regulatory Developments

The following updates previous disclosures on recent market and industry developments, including with respect to regulatory developments, mortgage matters and governmental programs. Among the recent legislative and regulatory developments affecting the banking industry are evolving regulatory capital standards for banking organizations. These evolving standards include the so-called "Basel III" initiatives that are part of the effort by international banking supervisors to improve the ability of the banking sector to absorb shocks in periods of financial and economic stress and changes by the federal banking agencies to reduce the use of credit ratings in the rules governing regulatory capital.

In June 2012, the U.S. banking regulators requested comment on three sets of proposed rules that implement the Basel III capital framework and also make other changes to U.S. regulatory capital standards for banking institutions. The Basel III proposed rules include heightened capital requirements for banking institutions in terms of both higher quality capital and higher regulatory capital ratios. These proposed rules, among other things, would revise the capital levels at which a banking institution would be subject to the prompt corrective action framework (including the establishment of a new tier 1 common capital requirement), eliminate or reduce the ability of certain types of capital instruments to count as regulatory capital, eliminate the Tier 1 treatment of trust preferred securities (as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act) following a phase-in period beginning in 2013, and require new deductions from capital for investments in unconsolidated financial institutions, mortgage servicing assets and deferred tax assets that exceed specified thresholds. The proposed rules also would establish a new capital conservation buffer and, for large or internationally active banks, a supplemental leverage capital requirement that would take into account certain off-balance sheet exposures and a countercyclical capital buffer that would initially be set at zero. The proposed Basel III rules would become effective under a phase-in period beginning January 1, 2013 and to be in full effect on January 1, 2019.

In addition, proposed rules issued by the U.S. banking regulators in June 2012 would also revise the manner in which a banking institution determines risk-weighted assets for risk-based capital purposes under the Basel II framework applicable to large or internationally active banks (referred to as the advanced approach) and under the Basel I framework applicable to all banking institutions (referred to as the standardized approach). These rules would replace references to credit ratings with alternative methodologies for assessing creditworthiness. In addition, among other things, the advanced approach proposal would implement the changes to counterparty credit risk weightings included in the Basel III capital framework, and the standardized approach would modify the risk weighting framework for residential mortgage assets. The standardized approach changes to the Basel I risk-weighting rules are proposed to become effective no later than July 1, 2015.

In June 2012, the U.S. banking regulators also adopted final market risk capital rules to implement the enhancements to the market risk framework adopted by the Basel Committee (commonly referred to as "Basel II.5"). The final rules are effective January 1, 2013 and, among other things, establish new stressed Value at Risk ("VaR") and incremental risk charges for covered trading positions and replace references to credit ratings in the market risk rules with alternative methodologies for assessing credit risk.

In June 2012, the Federal Reserve and other U.S. regulators issued a Notice of Proposed Rulemaking (“NPR”), related to capital adequacy rules, to address implementation of the Basel III framework for financial institutions in the United States. While much of the NPR was consistent with the Basel III framework that was updated in June of 2011, there are some substantial differences from that original framework. The Company is continuing to do an analysis of the NPR; however, as currently proposed, risk-weighted assets will increase primarily due to the ranges of risk-weightings for residential first mortgage and home equity loans, resulting in a decline in capital ratios. The regulatory agencies asked financial institutions to provide comment on the NPR and are expected to consider the feedback and draft a final rule. Accordingly, the final rule may differ from the current NPR. Further, the NPR indicates a phase-in for the new capital rules with the proposed risk-weightings requirement not becoming effective until 2015.

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

Level 2 -Quoted prices for similar instruments in active markets, and other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

Level 3 -Unobservable inputs that reflect the Company's own assumptions about the expectations that market participants would use in pricing and asset or liability.

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

Assets

Securities classified as trading. These securities are comprised of U.S. government sponsored agency securities, U.S. Treasury bonds and non-investment grade residual securities that arose from private-label securitizations of the Company. The U.S. government sponsored agency securities and U.S. Treasury bonds trade in an active, open market with readily observable prices and are therefore classified within the Level 1 valuation hierarchy. The non-investment grade residual securities do not trade in an active, open market with readily observable prices and are therefore classified within the Level 3 valuation hierarchy. Under Level 3, the fair value of residual securities is determined by discounting estimated net future cash flows using expected prepayment rates and discount rates that approximate current market rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities collateral, considering such factors as loss experience, delinquencies, loan-to-value ratios, borrower credit scores and property type. At September 30, 2012 and December 31, 2011, the Company had no Level 3 securities classified as trading. See Note 9 - Private-Label Securitization Activity, for the key assumptions used in the residual interest valuation process.

Securities classified as available-for-sale. These securities are comprised of U.S. government sponsored agencies and non-agency collateralized mortgage obligations ("CMOs") and municipal obligations.

•	U.S. government sponsored agencies are classified within Level 1 of the valuation hierarchy due to the quoted prices for these securities being available in an active market.

•
The quoted market prices are not available for municipal obligations and the fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and those securities are classified within Level 2 of the valuation hierarchy.

•
Non-agency CMOs are classified within Level 2 of the valuation hierarchy and were previously classified within Level 3. Non-agency CMOs were transferred from Level 3 to Level 2 during the first quarter 2012 due to increased market liquidity and an increase in the number of available pricing models. The non-agency CMOs are valued based on pricing provided by external pricing services. Previously, the markets were illiquid and fair values were based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement, which was the reason for a Level 3 classification. As of September 30, 2012, the Company sold the remaining securities in non-agency collateralized mortgage obligation securities that were related to the investments arising out of strategies to fully utilize available balance sheet leverage capacity.

•
Due to illiquidity in the markets, the Company determined the fair value of the mortgage securitization, Flagstar Home Equity Loan Trust 2006-1 (“FSTAR 2006-1”) securitization trust, using a discounted estimated net future cash flow model and therefore classified it within the Level 3 valuation hierarchy as the model utilizes significant inputs which are unobservable.

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

Included in loans held-for-investment is the transferor's interest on the home equity line of credit ("HELOC") securitizations. The Company fair value of the transferor's interest is based on the claims due to the note insurer and continuing credit losses on the loans underlying the securitizations, which are considered to be Level 3. See Note 9 - Private-Label Securitization Activity, for the key assumptions used in the transferor's interest valuation process.

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

Derivative financial instruments. Certain classes of derivative contracts are listed on an exchange and are actively traded, and they are therefore classified within Level 1 of the valuation hierarchy. These include U.S. Treasury futures and U.S. Treasury options. The Company's forward loan sale commitments and interest rate swaps are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy. Rate lock commitments are valued using internal models with significant unobservable market parameters and therefore are classified within Level 3 of the valuation hierarchy. The Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. The derivatives are reported in either "other assets" or "other liabilities" on the Consolidated Statements of Financial Condition.

Equity-linked transaction and option commitment. The Company previously offered, for a short period of time, the equity-linked transaction and option commitments as a hedge (off-set) to the market risk incurred with the Company's participation of equity-linked certificates of deposit. The option represents the premium over the total notional amount of the hedge. The valuations are based on counter-party risk systems measuring the present value of each instrument and its future payments. The risk systems take into consideration economic terms of the trade and current market levels including spot rates, and underlying volatility and correlation among other factors.

Liabilities

Warrants. Warrant liabilities are valued using a binomial lattice model and are classified within Level 2 of the valuation hierarchy. Significant observable inputs include expected volatility, a risk free rate and an expected life. Warrant liabilities are reported in "other liabilities" on the Consolidated Statements of Financial Condition.

Litigation settlement. On February 24, 2012, the Company announced that the Bank had entered into an agreement (the "DOJ Agreement") with the U.S. Department of Justice ("DOJ") relating to certain underwriting practices associated with loans insured by the Federal Housing Administration ("FHA") of the Department of Housing and Urban Development ("HUD"). The Bank and the DOJ entered into the DOJ Agreement pursuant to which the Bank agreed to comply with all applicable HUD and FHA rules related to the continued participation in the direct endorsement lender program, make an initial payment of $15.0 million within 30 business days of the effective date of the DOJ Agreement (paid on April 3, 2012), make payments of approximately $118.0 million contingent upon the occurrence of certain future events (as further described below) (the "Additional Payments"), and complete a monitoring period by an independent third party chosen by the Bank and approved by HUD.

Based on analysis of the DOJ Agreement, the Company recorded a liability of $33.3 million at December 31, 2011. During the nine months ended September 30, 2012, the Company recorded an increase to the liability of $0.8 million, principally representing the recognition of the periodic effect of discounting. During the second quarter 2012, a payment of $15.0 million was paid against the liability. At September 30, 2012 the liability was $19.1 million, which represents the estimated fair value of the $118.0 million Additional Payments. Future changes in the fair value of the Additional Payments could affect in future earnings each quarters.

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

At September 30, 2012, the cash flows are discounted using a 15.6 percent discount rate that is inclusive of the risk free rate based on the expected duration of the liability and an adjustment for non-performance risk that represents the Company's credit risk. The model assumes 12 quarters of profitability prior to reversing the valuation allowance associated with the deferred tax asset.

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

Assets and liabilities measured at fair value on a recurring basis

The following tables present the financial instruments carried at fair value as of September 30, 2012 and December 31, 2011, by caption on the Consolidated Statement of Financial Condition and by the valuation hierarchy (as described above).

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2012	(Dollars in thousands)
Securities classified as trading
U.S. Treasury bonds	$170,073	$—	$—	$170,073
Securities classified as available-for-sale
Mortgage securitization	—	—	96,108	96,108
U.S. government sponsored agencies	87,397	—	—	87,397
Municipal obligations	—	15,356	—	15,356
Loans held-for-sale
Residential first mortgage loans	—	2,878,503	—	2,878,503
Loans held-for-investment
Residential first mortgage loans	—	20,770	—	20,770
Transferor's interest	—	—	7,617	7,617
Residential mortgage servicing rights	—	—	686,799	686,799
Equity-linked CD purchase option	492	—	—	492
Derivative assets
U.S. Treasury futures	7,750	—	—	7,750
Agency forwards	2,462	—	—	2,462
Rate lock commitments	—	—	230,050	230,050
Interest rate swaps	—	6,079	—	6,079
Total derivative assets	10,212	6,079	230,050	246,341
Total assets at fair value	$268,174	$2,920,708	$1,020,574	$4,209,456
Derivative liabilities
Forward agency and loan sales	$—	$(138,109)	$—	$(138,109)
Interest rate swaps	—	(6,079)	—	(6,079)
Total derivative liabilities	—	(144,188)	—	(144,188)
Warrant liabilities	—	(5,925)	—	(5,925)
Equity-linked CD written option	(492)	—	—	(492)
Litigation settlement	—	—	(19,100)	(19,100)
Total liabilities at fair value	$(492)	$(150,113)	$(19,100)	$(169,705)

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2011	(Dollars in thousands)
Securities classified as trading
U.S. Treasury bonds	$313,383	$—	$—	$313,383
Securities classified as available-for-sale
Non-agency collateralized mortgage obligations	—	—	254,928	254,928
Mortgage securitization	—	—	110,328	110,328
U.S. government sponsored agencies	116,096	—	—	116,096
Loans held-for-sale
Residential first mortgage loans	—	1,629,618	—	1,629,618
Loans held-for-investment
Residential first mortgage loans	—	22,651	—	22,651
Residential mortgage servicing rights	—	—	510,475	510,475
Derivative assets
U.S. Treasury futures	3,316	—	—	3,316
Rate lock commitments	—	—	70,965	70,965
Agency forwards	9,362	—	—	9,362
Interest rate swaps	—	3,296	—	3,296
Total derivative assets	12,678	3,296	70,965	86,939
Total assets at fair value	$442,157	$1,655,565	$946,696	$3,044,418
Derivative liabilities
Forward agency and loan sales	$—	$(42,978)	$—	$(42,978)
Interest rate swaps	—	(3,296)	—	(3,296)
Total derivative liabilities	—	(46,274)	—	(46,274)
Warrant liabilities	—	(2,411)	—	(2,411)
Litigation settlement (1)	—	—	(18,300)	(18,300)
Total liabilities at fair value	$—	$(48,685)	$(18,300)	$(66,985)

(1)	Does not include the $15.0 million payment required to be paid within 30 business days after the effective date of the DOJ Agreement, which was paid on April 3, 2012.

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

Non-agency CMOs were transferred from Level 3 to Level 2 during the first quarter 2012 due to increased market liquidity and an increase in the number of available pricing models. The non-agency CMOs are valued based on pricing provided by external pricing services.

Transferor's interest were transferred into Level 3 during the first quarter 2012 due to the assumptions utilized in the valuation of the claims to the note insurer and continuing credit losses on the loans underlying the securitization. Transferor's interest are valued based on pricing of the loans underlying the securitization and are now classified within Level 3 of the valuation hierarchy.

The Company had no transfers of recurring assets or liabilities recorded at fair value for three and nine months ended September 30, 2011. The Company reclassified the 2011 nonrecurring hierarchy disclosures for impaired loans and repossessed assets from Level 2 to Level 3 to reflect that the appraised values, broker price opinions or internal estimates contain unobservable inputs. The impact of the transfer did not have a material effect on the Company's Consolidated Financial Statements or the Notes thereto and was limited to disclosure.

Fair value measurements using significant unobservable inputs

The tables below include a roll forward of the Consolidated Statement of Financial Condition amounts for the three and nine months ended September 30, 2012 and 2011 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

		Recorded in Earnings		Recorded in OCI
For the Three Months Ended September 30, 2012	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases	Sales	Settlements	Transfers In (Out)	Balance at End of Period	Changes In Unrealized Held at End of Period (4)
Assets	(Dollars in thousands)
Securities classified as available-for-sale (1)(2)
Mortgage securitization	$100,306	$—	$—	$400	$—	$(4,598)	$—	$—	$96,108	$400
Loans held-for-investment
Transferor's interest	7,660	75	(118)	—	—	—	—	—	7,617	—
Residential mortgage servicing rights	638,865	(28,762)	—	—	131,837	(9,589)	(45,552)	—	686,799	—
Derivative financial instruments
Rate lock commitments	132,388	255,947	—	—	287,537	(344,909)	(100,913)	—	230,050	—
Totals	$879,219	$227,260	$(118)	$400	$419,374	$(359,096)	$(146,465)	$—	$1,020,574	$400
Liabilities
Litigation settlement	$(19,100)	$—	$—	$—	$—	$—	$—	$—	$(19,100)	$—

For the Three Months Ended September 30, 2011
Securities classified as available-for-sale (1)(2)(3)
Non-agency CMOs	$294,178	$—	$(6,296)	$—	$—	$(11,003)	$—	$—	$276,879	$(4,974)
Mortgage securitization	124,587	—	—	—	—	(8,217)	—	—	116,370	—
Residential mortgage servicing rights	577,401	(164,423)	—	—	64,490	(40,130)	—	—	437,338	—
Derivative financial instruments
Rate lock commitments	10,920	122,393	—	—	114,066	(101,012)	(56,305)	—	90,062	—
Totals	$1,007,086	$(42,030)	$(6,296)	$—	$178,556	$(160,362)	$(56,305)	$—	$920,649	$(4,974)

		Recorded in Earnings		Recorded in OCI
For the Nine Months Ended September 30, 2012	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases	Sales	Settlements	Transfers In (Out)	Balance at End of Period	Changes In Unrealized Held at End of Period (4)
Assets	(Dollars in thousands)
Securities classified as available-for-sale (1)(2)(3)
Non-agency CMOs	$254,928	$—	$—	$—	$—	$—	$—	$(254,928)	$—	$—
Mortgage securitization	110,328	2,091	—	—	—	(16,311)	—	—	96,108	2,091
Loans held-for-investment
Transferor's interest	—	(206)	(1,771)	—	—	—	—	9,594	7,617	—
Residential mortgage servicing rights	510,475	(64,348)	—	—	370,012	(27,791)	(101,549)	—	686,799	—
Derivative financial instruments
Rate lock commitments	70,965	490,712	—	—	673,989	(753,822)	(251,794)	—	230,050	—
Totals	$946,696	$428,249	$(1,771)	$—	$1,044,001	$(797,924)	$(353,343)	$(245,334)	$1,020,574	$2,091
Liabilities
Litigation settlement	$(18,300)	$—	$(800)	$—	$—	$—	$—	$—	$(19,100)	$—
For the Nine Months Ended September 30, 2011
Securities classified as available-for-sale (1)(2)(3)
Non-agency CMOs	$330,781	$—	$(3,937)	$—	$—	$(49,965)	$—	$—	$276,879	$12,969
Mortgage securitization	136,707	—	—	—	—	(20,337)	—	—	116,370	—
Residential mortgage servicing rights	580,299	(209,140)	—	—	153,444	(87,265)	—	—	437,338	—
Derivative financial instruments
Rate lock commitments	14,396	160,983	—	—	211,126	(163,453)	(132,990)	—	90,062	—
Totals	$1,062,183	$(48,157)	$(3,937)	$—	$364,570	$(321,020)	$(132,990)	$—	$920,649	$12,969

(1)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in non-interest income.

(2)
U.S. government agency securities classified as available-for-sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation. Non-agency CMOs classified as available-for-sale are valued using internal valuation models and pricing information from third parties. Mortgage securitization is classified as available-for-sale is valued using a discounted estimated net future cash flow model.

(3)
Management had anticipated that the non-agency CMOs would be classified under Level 2 of the valuation hierarchy. However, due to illiquidity in the markets, the fair value of these securities has been determined using internal models and therefore is classified within Level 3 of the valuation hierarchy and pricing information from third parties.

(4)	Changes in the unrealized gains (losses) related to financial instruments held at the end of the period.

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of September 30, 2012.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2012	(Dollars in thousands)
Assets
Mortgage securitization	$96,108	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average Loss severity	7.2% - 10.8% (9.0%) 7.6% - 11.4% (9.5%) 4.7% - 7.1% (5.9%) 80.0% - 120.0% (100.0%)
Transferor's interest	$7,617	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	4.6% - 6.9% (5.7%) 9.6% - 14.4% (12.0%) 11.3% - 17.0% (14.1%) 80.0% - 120.0% (100.0%)
Residential mortgage servicing rights	$686,799	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	5.1% - 7.7% (6.4%) 16.2% - 24.3% (20.3%) 59.7% - 89.6% (74.7%)
Rate lock commitments	$230,050	Mark-to-Market	Origination pull-through rate	60.2% - 90.2% (75.2%)
Liabilities
Litigation settlement	$(19,100)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

The significant unobservable inputs used in the fair value measurement of the mortgage securitization (FSTAR 2006-1 securitization trust) are discount rates, prepayment rates and default rates. While loss severity (in the event of default) is an unobserveable input, the sensitivity of the fair value to this input is zero because of the insurer coverage on the deal. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases in both prepay rates and default rates in isolation result in a higher fair value; however, generally a change in the assumption used for the probability of default is accompanied by a directionally opposite change in the assumption used for prepayment rates, which would offset a portion of the fair value change.

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

The significant unobservable inputs used in the fair value measurement of the litigation settlement with DOJ are future balance sheet and growth rate assumptions for overall asset growth, MSR growth, peer group return on assets, and return on assets improvement. The current assumptions are based on management's approved, strategic performance targets beyond the current strategic modeling horizon (2015). The Company's target asset growth rate post 2015 is based off of growth in the balance sheet post TARP preferred stock repayment. Significant increases (decreases) in the Company's growth rate in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the Company's MSR growth rate in isolation would result in a marginally lower (higher) fair value measurement. Significant increases (decreases) in the peer group's return on assets improvement in isolation would result in a marginally higher (lower) fair value measurement. Significant increases

(decreases) in the Company's return on assets improvement in isolation would result in a marginally higher (lower) fair value measurement. Changes in the regulatory environment could impact the calculation of capital ratio.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.
Assets Measured at Fair Value on a Non-recurring Basis

	Total	Level 3
	(Dollars in thousands)
September 30, 2012
Impaired loans held-for-investment (1)
Residential first mortgage loans	$139,764	$139,764
Commercial real estate loans	101,289	101,289
Repossessed assets (2)	119,468	119,468
Totals	$360,521	$360,521
December 31, 2011
Impaired loans held-for-investment (1)
Residential first mortgage loans	$210,040	$210,040
Commercial real estate loans	180,306	180,306
Repossessed assets (2)	114,715	114,715
Totals (3)	$505,061	$505,061

(1)
The Company recorded $26.7 million and $116.6 million in fair value losses on impaired loans (included in provision for loan losses on the Consolidated Statements of Operations) during the three and nine months ended September 30, 2012, respectively, compared to $12.0 million and $41.8 million in fair value losses on impaired loans during the three and nine months ended September 30, 2011, respectively.

(2)
The Company recorded a gain of $(0.9) million and a loss of $8.9 million related to write-downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net gains of $4.2 million and $7.3 million on sales of repossessed assets during the three and nine months ended September 30, 2012, respectively, compared to $5.5 million and $17.7 million in losses related to write-downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net gains of $2.0 million and $2.7 million on sales of repossessed assets during the three and nine months ended September 30, 2011, respectively.

(3)
As of December 31, 2011, the Company reclassified impaired loans and repossessed assets from Level 2 to Level 3 to reflect that many of the appraised values, price opinions or internal estimates contain unobservable inputs.

The following tables present the quantitative information about non-recurring Level 3 fair value financial instruments and the fair value measurements as of September 30, 2012.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
September 30, 2012	(Dollars in thousands)
Impaired loans held-for-investment
Residential mortgage loans	$139,764	Fair value of collateral	Loss severity discount	0% - 100% (47.3%)
Commercial real estate loans	$101,289	Fair value of collateral	Loss severity discount	0% - 100% (48.4%)
Repossessed assets	$119,468	Fair value of collateral	Loss severity discount	0% - 86.8% (48.1%)

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

	September 30, 2012
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$1,003,397	$1,003,397	$1,003,397	$—	$—
Securities classified as trading	170,073	170,073	170,073	—	—
Securities classified as available-for-sale	198,861	198,861	87,397	15,356	96,108
Loans held-for-sale	3,251,936	3,113,188	—	3,113,188	—
Loans repurchased with government guarantees	1,931,163	1,833,917	—	1,833,917	—
Loans held-for-investment, net	6,247,399	6,266,760	—	20,770	6,245,990
Accrued interest receivable	106,458	106,458	—	106,458	—
Repossessed assets	119,468	119,468	—	—	119,468
FHLB stock	301,737	301,737	301,737	—	—
Mortgage servicing rights	686,799	686,799	—	—	686,799
Customer initiated derivative interest rate swaps	6,079	6,079	—	6,079	—
Equity-linked CD purchase option	492	492	492	—	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(2,795,476)	(2,733,946)	—	(2,733,946)	—
Certificates of deposit	(3,271,501)	(3,298,392)	—	(3,298,392)	—
Government accounts	(906,431)	(902,531)	—	(902,531)	—
Wholesale deposits	(315,229)	(318,942)	—	(318,942)	—
Company controlled deposits	(2,200,532)	(2,197,722)	—	(2,197,722)	—
FHLB advances	(3,088,000)	(3,352,394)	(3,352,394)	—	—
Long-term debt	(248,560)	(77,079)	—	(77,079)	—
Accrued interest payable	(12,522)	(12,522)	—	(12,522)	—
Warrant liabilities	(5,925)	(5,925)	—	(5,925)	—
Litigation settlement	(19,100)	(19,100)	—	—	(19,100)
Customer initiated derivative interest rate swaps	(6,079)	(6,079)	—	(6,079)	—
Equity-linked CD written option	(492)	(492)	(492)	—	—
Derivative Financial Instruments
Forward delivery contracts	(138,109)	(138,109)	—	(138,109)	—
Commitments to extend credit	230,050	230,050	—	—	230,050
U.S. Treasury and agency futures/forwards	10,212	10,212	10,212	—	—

	December 31, 2011
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$731,058	$731,058	$731,058	$—	$—
Securities classified as trading	313,383	313,383	313,383	—	—
Securities classified as available-for-sale	481,352	481,352	116,096	—	365,256
Loans held-for-sale	1,800,885	1,823,421	—	1,823,421	—
Loans repurchased with government guarantees	1,899,267	1,899,267	—	1,899,267	—
Loans held-for-investment, net	6,720,587	6,748,914	—	—	6,748,914
Accrued interest receivable	105,200	105,200	—	105,200	—
Repossessed assets	114,715	114,715	—	—	114,715
FHLB stock	301,737	301,737	301,737	—	—
Mortgage servicing rights	510,475	510,475	—	—	510,475
Customer initiated derivative interest rate swaps	3,296	3,296	—	3,296	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(2,520,710)	(2,440,208)	—	(2,440,208)	—
Certificates of deposit	(2,972,258)	(3,001,645)	—	(3,001,645)	—
Government accounts	(711,097)	(705,991)	—	(705,991)	—
Wholesale deposits	(384,910)	(394,442)	—	(394,442)	—
Company controlled deposits	(1,101,013)	(1,095,602)	—	(1,095,602)	—
FHLB advances	(3,953,000)	(4,195,163)	(4,195,163)	—	—
Long-term debt	(248,585)	(80,575)	—	(80,575)	—
Accrued interest payable	(8,723)	(8,723)	—	(8,723)	—
Warrant liabilities	(2,411)	(2,411)	—	(2,411)	—
Litigation settlement	(18,300)	(18,300)	—	—	(18,300)
Customer initiated derivative interest rate swaps	(3,296)	(3,296)	—	(3,296)	—
Derivative Financial Instruments
Forward delivery contracts	(42,978)	(42,978)	—	(42,978)	—
Commitments to extend credit	70,965	70,965	—	—	70,965
U.S. Treasury and agency futures/forwards	12,678	12,678	12,678	—	—

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

Fair Value Option

The Company has elected, under the fair value option in ASC 825: Financial Instruments, to record at fair value certain financial assets and financial liabilities. The fair value election is typically made on an instrument by instrument basis. The decision to measure a financial instrument at fair value cannot be revoked once the election is made. Upon adoption of Statement of Financial Accounting Standards ("SFAS") 159: The Fair Value Option for Financial Assets and Financial Liabilities, the Company made a policy decision to elect the fair value option for loans held-for-sale originated post 2009.

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

The Company elected the fair value option for held-for-sale loans and the litigation settlement liability to better reflect the management of these financial instruments on a fair value basis. Interest income on loans held-for-sale is accrued on the principal outstanding primarily using the "simple-interest" method. Interest expense on the litigation settlement will be included in the overall change in fair value of the liability each quarter.

At September 30, 2012 and December 31, 2011, the balance of the fair value of the loans held-for-sale was $3.1 billion and $1.6 billion, respectively. The change in fair value included in earnings was $273.3 million and $571.2 million for the three and nine months ended September 30, 2012, respectively, compared to $132.3 million and $259.4 million for the three and nine months ended September 30, 2011, respectively. Changes in fair value of the loans held-for-sale are recorded in net gain on loan sales on the Company's Consolidated Statements of Operations.

At September 30, 2012 and December 31, 2011, the balance of the fair value of the loans held-for-investment was $21.4 million and $22.7 million, respectively. The change in fair value included in earnings was $0.3 million and $0.7 million during the three and nine months ended September 30, 2012, respectively, compared to $0.8 million and $0.7 million for the three and nine months ended September 30, 2011, respectively. Changes in fair value of the loans held-for-investment are reflected in interest income on loans on the Company's Consolidated Statements of Operations.

At September 30, 2012 and December 31, 2011, the fair value of financial liabilities, which related to the DOJ Agreement, was $19.1 million and $18.3 million, respectively, and included in other liabilities in the Consolidated Statements of Financial Condition. The fair value of the DOJ Agreement liability increased $0.8 million for the nine months ended September 30, 2012, primarily due to the recognition of the periodic effect of discounting. The increase was recorded in general and administrative expense within non-interest expense on the Consolidated Statements of Operations.

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of September 30, 2012 and December 31, 2011 for assets and liabilities for which the fair value option has been elected.

	September 30, 2012			December 31, 2011
	(Dollars in thousands)
	Unpaid Principal Balance ("UPB")	Fair Value	Fair Value Over / (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets
Nonaccrual loans
Loans held-for-sale	$—	$—	$—	$281	$291	$10
Loans held-for-investment	1,155	1,166	11	2,989	2,963	(26)
Total loans	1,155	1,166	11	3,270	3,254	(16)
Other performing loans
Loans held-for-sale	2,878,503	3,076,994	198,491	1,570,302	1,629,327	59,025
Loans held-for-investment	19,615	20,226	611	18,699	19,688	989
Total loans	2,898,118	3,097,220	199,102	1,589,001	1,649,015	60,014
Total loans
Loans held-for-sale	2,878,503	3,076,994	198,491	1,570,583	1,629,618	59,035
Loans held-for-investment	20,770	21,392	622	21,688	22,651	963
Total loans	$2,899,273	$3,098,386	$199,113	$1,592,271	$1,652,269	$59,998
Liabilities
Litigation settlement	N/A (1)	$(19,100)	N/A (1)	N/A (1)	$(18,300)	N/A (1)

(1)
Remaining principal outstanding is not applicable to the litigation settlement because it does not obligate the Company to return a stated amount of principal at maturity, but instead return an amount based upon performance on the underlying terms in the Agreement.

Note 4 – Investment Securities

As of September 30, 2012 and December 31, 2011, investment securities were comprised of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2012
Securities classified as trading
U.S. Treasury bonds	$169,990	$83	$—	$170,073
Securities classified as available-for-sale
Mortgage securitization	$106,940	$—	$(10,832)	$96,108
U.S. government sponsored agencies	84,715	2,682	—	87,397
Municipal obligations	15,356	—	—	15,356
Total securities classified as available-for-sale	$207,011	$2,682	$(10,832)	$198,861
December 31, 2011
Securities classified as trading
U.S. Treasury bonds	$291,809	$21,574	$—	$313,383
Securities classified as available-for-sale
Non-agency CMOs	$278,022	$—	$(23,094)	$254,928
Mortgage securitization	123,251	—	(12,923)	110,328
U.S. government sponsored agencies	113,885	2,211	—	116,096
Total securities classified as available-for-sale	$515,158	$2,211	$(36,017)	$481,352

Trading

Securities classified as trading are comprised of AAA-rated U.S. Treasury bonds. U.S. Treasury bonds held in trading are distinguished from available-for-sale based upon the intent of the Company to use them as an economic offset against changes in the valuation of the MSR portfolio; however, these securities do not qualify as an accounting hedge.

For U.S. Treasury bonds held, the Company recorded an unrealized gain of $0.2 million and an unrealized loss of $21.5 million during the three and nine months ended September 30, 2012, respectively, compared to an unrealized gain of $20.4 million during both the three and nine months ended September 30, 2011, respectively. Additionally, the Company had no sales of U.S. Treasury bonds for the three months ended September 30, 2012 and $19.5 million for the nine months ended September 30, 2012, compared to no sales for the same periods ending September 30, 2011.

Available-for-Sale

At September 30, 2012 and December 31, 2011, the Company had $198.9 million and $481.4 million, respectively, in securities classified as available-for-sale which were comprised of U.S. government sponsored agencies, non-agency CMOs, mortgage securitization and municipal obligations. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature or "other-than-temporary impairments" ("OTTI") as to non-credit related issues. If unrealized losses are, at any time, deemed to have arisen from OTTI, then the credit related portion is reported as an expense for that period. The Company sold the remaining non-agency CMOs and seasoned agency securities during the three months ended September 30, 2012. As a result of the sale of these securities, the Company also recognized a tax benefit representing the recognition of the residual tax effect associated with previously unrealized losses on these securities recorded in other comprehensive income.

The following table summarizes by duration the unrealized loss positions, at September 30, 2012 and December 31, 2011, on securities classified as available-for-sale.

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
Type of Security	(Dollars in thousands)
September 30, 2012
Mortgage securitization	$96,108	1	$(10,832)	$—	—	$—
December 31, 2011
Non-agency CMOs	$208,515	9	$(21,123)	$46,413	2	$(1,971)
Mortgage securitization	$110,328	1	$(12,923)	$—	—	$—

The unrealized losses on securities available-for-sale amounted to $10.8 million on the mortgage securitization at September 30, 2012. The unrealized losses on securities available-for-sale were $36.0 million on non-agency CMOs and the mortgage securitization at December 31, 2011. These non-agency CMOs and the mortgage securitization consist of interests in investment vehicles backed by mortgage loans.

Generally, an investment impairment analysis is performed every three months. Before an analysis is performed, the Company reviews the general market conditions for the specific type of underlying collateral of each of the non-agency CMOs, mortgage securitization and municipal obligations; in this case, the mortgage market in general has suffered from significant losses in value. With the assistance of third party experts as deemed necessary, the Company models the expected cash flows of the underlying mortgage assets using historical factors such as default rates, current delinquency rates and estimated factors such as prepayment speed, default speed and severity speed. Next, the cash flows are modeled through the appropriate waterfall for each non-agency CMOs tranche owned; the level of credit support provided by subordinated tranches is included in the waterfall analysis. The resulting cash flow of principal and interest is then utilized by management to determine the amount of credit losses by security.

The credit losses on the portfolio reflect the economic conditions present in the United States over the course of the last several years and the forecasted effect of changes in such conditions, including changes in the forecasted level of home prices. This includes high mortgage defaults, declines in collateral values and changes in homeowner behavior, such as intentionally defaulting on a note due to a home value worth less than the outstanding debt on the home (so-called "strategic defaults").

During the three and nine months ended September 30, 2012, the Company recognized zero and $2.2 million, respectively, of OTTI on non-agency CMOs and mortgage securitization, which were recognized on seven securities that had losses prior to September 30, 2012, primarily due to forecasted credit losses. At September 30, 2012, the Company had total OTTI of $2.8 million on one mortgage securitization, with existing OTTI in the available-for-sale portfolio, of which $4.7 million net loss was recognized in other comprehensive income. During the three and nine months ended September 30, 2011, there were $1.3 million and $16.9 million, respectively, of additional OTTI due to credit losses on non-agency CMOs and the mortgage securitization. All OTTI due to credit losses was recognized in current operations. At December 31, 2011, the cumulative amount of OTTI due to credit losses totaled $59.4 million on 11 non-agency CMOs and the mortgage securitization in the available-for-sale portfolio. The impairment losses arising from credit related matters were reported in the Consolidated Statements of Operations. The following table shows the activity for OTTI credit loss.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning balance of amount related to credit losses on non-agency CMOs and mortgage securitization	$(50,821)	$(53,111)	$(59,376)	$(40,045)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the non-agency CMOs and mortgage securitization	1,080	757	6,680	3,276
Reductions for non-agency CMOs sold during the period (realized)	46,948	—	52,095	—
Additions for the amount related to the credit loss for which an OTTI impairment was not previously recognized	—	(1,322)	(2,192)	(16,907)
Ending balance of amount related to credit losses on non-agency CMOs and mortgage securitization	$(2,793)	$(53,676)	$(2,793)	$(53,676)

Gains (losses) on the sale of U.S. government sponsored agency securities available-for-sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the three and nine months ended September 30, 2012 and 2011, there were no sales of U.S. government sponsored agencies with underlying mortgage products recently originated by the Bank.

Gain (losses) on sales for all other available-for-sale securities types are reported in "net gain on securities available-for-sale" in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2012, the Company had $215.5 million and $253.7 million, respectively, in sales of non-agency CMOs and U.S. government sponsored agencies resulting in a gain of $2.6 million and $2.9 million, respectively, compared to no sales of non-agency CMOs and U.S. government sponsored agencies for the three and nine months ended September 30, 2011. The gain on the sale of non-agency CMOs and seasoned agency securities completed during three months ended September 30, 2012 resulted in the Company also recognizing $19.9 million of tax benefits representing the recognition of the residual tax effect associated with unrealized losses on this portfolio previously recorded in other comprehensive income.

At September 30, 2012 and December 31, 2011, the aggregate amount of available-for-sale securities from each of the following non-agency CMO and mortgage securitization issuers was greater than 10 percent of the Company’s stockholders’ equity.

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Name of Issuer	(Dollars in thousands)
Countrywide Home Loans	$—	$—	$134,993	$124,313
FSTAR 2006-1 (1)	—	—	123,251	110,328
Total	$—	$—	$258,244	$234,641

(1)	As of March 31, 2012, mortgage securitization (FSTAR 2006-1) available-for-sale security no longer represents 10.0 percent of the Company's stockholders' equity.

Note 5 – Loans Held-for-Sale

Total loans held-for-sale were $3.3 billion and $1.8 billion at September 30, 2012 and December 31, 2011, respectively, and were comprised primarily of residential first mortgage loans.

At September 30, 2012 and December 31, 2011, $3.1 billion and $1.6 billion of loans held-for-sale were recorded at fair value, respectively. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans for which quoted market prices were available. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.

Note 6 – Loans Repurchased With Government Guarantees

Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral option to repurchase certain delinquent loans (loans past due 90 days or more) securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company must treat the loans as having been repurchased and recognize the loans as loans held-for-sale on the Consolidated Statement of Financial Condition and also recognize a corresponding liability for a similar amount. If the loans are actually repurchased, the Company transfers the loans to loans repurchased with government guarantees and eliminates the corresponding liability. At September 30, 2012, the amount of such loans actually repurchased totaled $1.9 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $91.4 million and were classified as loans held-for-sale. At December 31, 2011, the amount of such loans actually repurchased totaled $1.9 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $117.2 million and were classified as loans held-for-sale.

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

During the three months ended September 30, 2012, the Company participated in a HUD-coordinated market auction of loans repurchased with government guarantees, which is expected to result in the conveyance in an accelerated fashion of $302.4 million of loans at par value to HUD within prescribed time frames (claims proceeds of $127.7 million were received during three months ended September 30, 2012 with the remainder to be received in fourth quarter 2012). As a result, the Company recognized a reduction in otherwise expected curtailments of debenture interest income previously provided for, resulting in a benefit of $7.8 million that was applied against asset resolution expense during the three months ended September 30, 2012.

Note 7 – Loans Held-for-Investment

Loans held-for-investment are summarized as follows.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$3,086,096	$3,749,821
Second mortgage	122,286	138,912
Warehouse lending	1,307,292	1,173,898
HELOC	192,117	221,986
Other	53,188	67,613
Total consumer loans	4,760,979	5,352,230
Commercial loans
Commercial real estate	1,005,498	1,242,969
Commercial and industrial	597,273	328,879
Commercial lease financing	188,649	114,509
Total commercial loans	1,791,420	1,686,357
Total consumer and commercial loans held-for-investment	6,552,399	7,038,587
Less allowance for loan losses	(305,000)	(318,000)
Loans held-for-investment, net	$6,247,399	$6,720,587

For the three and nine months ended September 30, 2012, the Company transferred $21.3 million and $39.8 million, respectively, in loans held-for-sale to loans held-for-investment. The loans transferred were carried at fair value, and will continue to be reported at fair value while classified as held-for-investment. During the three and nine months ended September 30, 2011, the Company transferred $4.0 million and $16.6 million, respectively, in loans held-for-sale to loans to held-for-investment.

The Company’s commercial leasing activities consist primarily of equipment leases. Generally, lessees are responsible for all maintenance, taxes, and insurance on leased properties. The following table lists the components of the net investment in financing leases.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Total minimum lease payment to be received	$190,467	$115,216
Estimated residual values of lease properties	11,132	6,967
Unearned income	(15,118)	(8,894)
Net deferred fees and other	2,168	1,220
Net investment in commercial financing leases	$188,649	$114,509

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

Non-performing commercial and commercial real estate loans are considered to be impaired and typically have an allowance allocated based on the underlying collateral's appraised value, less management's estimates of costs to sell. In estimating the fair value of collateral, the Company utilizes outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans. Appraisals are updated at least annually but may be obtained more frequently if changes to the property or market conditions warrant.

Impaired residential loans include loan modifications considered to be TDRs and certain non-performing loans that have been charged down to collateral value. Fair value of non-performing residential mortgage loans, including redefaulted TDRs and certain other severely past due loans, is based on the underlying collateral's value obtained through appraisals or broker's price opinions, updated at least semi-annually, less management's estimates of cost to sell. The allowance allocated to TDRs performing under the terms of their modification is typically based on the present value of the expected future cash flows discounted at the loan's effective interest rate, on a pooled basis, as these loans are not considered to be collateral dependent.

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

The following key refinements were made:

First, the Company utilized refined segmentation and more formal qualitative factors during the first quarter 2012, which resulted in an increase in the adjusted historical factors used to calculate the ASC 450-20 allowance related to the consumer portfolio. Historically, the Company segmented the population of consumer loans held-for-investment by product type and by delinquency status for purposes of estimating an adequate allowance for loan losses. The Company performed a thorough analysis of the largest product type, residential first mortgage loans, to assess the relative reliability of its risk segmentation in connection with the ability to detect losses inherent in the portfolio, and determined that there was a higher correlation of loan losses to LTV ratios than to delinquency status. As a result, the Company refined the process to use LTV segmentation, rather than product and delinquency segmentation, as the more appropriate consumer residential loan characteristic in determining the related allowance for loan losses.

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

Third, the commercial loan portfolio was segmented into commercial "legacy" loans (loans originated prior to January 1, 2011) and commercial "new" loans (loans originated on or after January 1, 2011) while still retaining the segmentation by product type. Due to the changes in the Company's strategy and to changes in underwriting and origination practices and controls related to that strategy, the Company determined the refined segmentation better reflected the dynamics in the two portfolios. The loss rates attributed to the "legacy" portfolio are based on historical losses of this segment. Due to the brief period of time that loans in the "new" portfolio were outstanding, and thus the absence of a sufficient loss history for that portfolio, the Company had used loss data from a third party data aggregation firm (adjusting for our qualitative factors) as a proxy for estimating an allowance for loan losses on the "new" portfolio. As a refinement in the first quarter 2012, the Company separately identified a population of commercial banks with similar size balance sheets (and loan portfolios) to serve as our peer group. The Company now uses this peer group's publicly available historical loss data (adjusted for our qualitative factors) as a new proxy for loss rates used to determine the allowance for loan losses on the "new" commercial portfolio. This refined segmentation resulted in an increase to the 2012 level of allowance for loan losses, as compared to the 2011 level of allowance for loan losses.

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

Lastly, part of the increase in allowance for loan losses was a result of the TDR refinement. Historically, the Company performed impairment analysis on TDRs by using the discounted cash flows method on a portfolio or pooled approach when the TDRs were not deemed collateral dependent. During the fourth quarter 2011, the Company adopted a strategic focus that improved loss mitigation processes so that the Company could continue the rate of loan modifications and other loss mitigation activities. Due to the emphasis on loss mitigation activities, the Company implemented new procedures relating to "new" TDRs (loans that were designated TDRs generally beginning on or after October 1, 2011) to capture the necessary data to perform the impairment analysis on a portfolio level. Such data was not previously available and currently continues to not be available for loans designated as TDRs prior to September 30, 2011. This data is now being captured in part due to the loan servicing system conversion in late 2011. As such, for a significant percentage of "new" TDRs, management was able to perform the impairment calculation on a portfolio basis. Given data constraints the "old" TDR portfolio as of December 31, 2011, is still utilizing the pooled approach. This refinement resulted in an increase to the 2012 level of allowance for loan losses, as compared to the 2011 level of allowance for loan losses. The Company expects to continue to refine this process for operational efficiency purposes that will allow for periodic review and updates of impairment data of all TDRs grouped by similar risk characteristics.

The allowance for loan losses by class of loan is summarized in the following tables.

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
For the Three Months Ended September 30, 2012
Beginning balance allowance for loan losses	$175,716	$20,083	$1,556	$17,853	$2,585	$58,407	$8,508	$2,292	$287,000
Charge-offs	(23,999)	(3,990)	—	(1,483)	(892)	(15,532)	(12)	—	(45,908)
Recoveries	5,899	428	—	44	448	4,461	33	—	11,313
Provision	47,236	2,367	(518)	1,142	88	1,499	348	433	52,595
Ending balance allowance for loan losses	$204,852	$18,888	$1,038	$17,556	$2,229	$48,835	$8,877	$2,725	$305,000
For the Three Months Ended September 30, 2011
Beginning balance allowance for loan losses	$145,027	$20,097	$1,620	$18,691	$4,941	$81,128	$2,320	$176	$274,000
Charge-offs	(11,233)	(4,629)	(272)	(3,477)	(1,208)	(9,853)	(587)	—	(31,259)
Recoveries	756	371	—	524	423	373	122	—	2,569
Provision	17,717	2,397	475	1,404	981	11,633	1,949	134	36,690
Ending balance allowance for loan losses	$152,267	$18,236	$1,823	$17,142	$5,137	$83,281	$3,804	$310	$282,000
For the Nine Months Ended September 30, 2012
Beginning balance allowance for loan losses	$179,218	$16,666	$1,250	$14,845	$2,434	$96,984	$5,425	$1,178	$318,000
Charge-offs	(142,001)	(13,330)	—	(12,159)	(2,810)	(91,842)	(1,616)	—	(263,758)
Recoveries	13,031	1,716	—	394	1,055	8,797	69	—	25,062
Provision	154,604	13,836	(212)	14,476	1,550	34,896	4,999	1,547	225,696
Ending balance allowance for loan losses	$204,852	$18,888	$1,038	$17,556	$2,229	$48,835	$8,877	$2,725	$305,000
For the Nine Months Ended September 30, 2011
Beginning balance allowance for loan losses	$119,400	$25,186	$4,171	$24,819	$5,445	$93,437	$1,542	$—	$274,000
Charge-offs	(22,517)	(16,545)	(560)	(13,465)	(3,813)	(55,099)	(644)	—	(112,643)
Recoveries	1,251	1,581	5	1,453	1,284	1,564	122	—	7,260
Provision	54,133	8,014	(1,793)	4,335	2,221	43,379	2,784	310	113,383
Ending balance allowance for loan losses	$152,267	$18,236	$1,823	$17,142	$5,137	$83,281	$3,804	$310	$282,000

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
September 30, 2012
Loans held-for-investment
Individually evaluated (1)	$791,803	$17,257	$172	$—	$—	$123,879	$78	$—	$933,189
Collectively evaluated (2)	2,294,293	105,029	1,307,120	192,117	53,188	881,619	597,195	188,649	5,619,210
Total loans	$3,086,096	$122,286	$1,307,292	$192,117	$53,188	$1,005,498	$597,273	$188,649	$6,552,399
Allowance for loan losses
Individually evaluated (1)	$129,902	$6,410	$—	$2,340	$—	$1,722	$20	$—	$140,394
Collectively evaluated (2)	74,950	12,478	1,038	15,216	2,229	47,113	8,857	2,725	164,606
Total allowance for loan losses	$204,852	$18,888	$1,038	$17,556	$2,229	$48,835	$8,877	$2,725	$305,000
December 31, 2011
Loans held-for-investment
Individually evaluated (1)	$744,604	$14,237	$307	$1,775	$2	$207,144	$2,402	$—	$970,471
Collectively evaluated (2)	3,005,217	124,675	1,173,591	220,211	67,611	1,035,825	326,477	114,509	6,068,116
Total loans	$3,749,821	$138,912	$1,173,898	$221,986	$67,613	$1,242,969	$328,879	$114,509	$7,038,587
Allowance for loan losses
Individually evaluated (1)	$113,569	$4,738	$—	$1,775	$2	$53,146	$1,588	$—	$174,818
Collectively evaluated (2)	65,649	11,928	1,250	13,070	2,432	43,838	3,837	1,178	143,182
Total allowance for loan losses	$179,218	$16,666	$1,250	$14,845	$2,434	$96,984	$5,425	$1,178	$318,000

(1)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

(2)
Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.

The following table presents an age analysis of past due loans by class of loan.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Investment Loans	90 Days and Still Accruing
	(Dollars in thousands)
September 30, 2012
Consumer loans
Residential first mortgage	$48,263	$24,085	$268,210	$340,558	$2,745,538	$3,086,096	$—
Second mortgage	1,388	606	4,406	6,400	115,886	122,286	—
Warehouse lending	—	—	28	28	1,307,264	1,307,292	—
HELOC	3,459	1,869	3,435	8,763	183,354	192,117	—
Other	809	137	240	1,186	52,002	53,188	—
Total consumer loans	53,919	26,697	276,319	356,935	4,404,044	4,760,979	—
Commercial loans
Commercial real estate	9,563	397	122,586	132,546	872,952	1,005,498	—
Commercial and industrial	—	35	43	78	597,195	597,273	—
Commercial lease financing	—	—	—	—	188,649	188,649	—
Total commercial loans	9,563	432	122,629	132,624	1,658,796	1,791,420	—
Total loans	$63,482	$27,129	$398,948	$489,559	$6,062,840	$6,552,399	$—
December 31, 2011
Consumer loans
Residential first mortgage	$74,934	$37,493	$372,514	$484,941	$3,264,880	$3,749,821	$—
Second mortgage	1,887	1,527	6,236	9,650	129,262	138,912	—
Warehouse lending	—	—	28	28	1,173,870	1,173,898	—
HELOC	5,342	2,111	7,973	15,426	206,560	221,986	—
Other	1,507	471	611	2,589	65,024	67,613	34
Total consumer loans	83,670	41,602	387,362	512,634	4,839,596	5,352,230	34
Commercial loans
Commercial real estate	7,453	12,323	99,335	119,111	1,123,858	1,242,969	5,536
Commercial and industrial	11	62	1,670	1,743	327,136	328,879	65
Commercial lease financing	—	—	—	—	114,509	114,509	—
Total commercial loans	7,464	12,385	101,005	120,854	1,565,503	1,686,357	5,601
Total loans	$91,134	$53,987	$488,367	$633,488	$6,405,099	$7,038,587	$5,635

Loans on which interest accruals have been discontinued totaled approximately $398.9 million and $482.7 million at September 30, 2012 and December 31, 2011, respectively. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $5.5 million and $14.5 million during the three and nine months ended September 30, 2012, respectively, compared to $5.0 million and $16.1 million during the three and nine months ended September 30, 2011.

Loan Modifications

A portion of the Company's residential first mortgages have been modified under Company-developed programs. These programs first require an extension of term followed by a reduction of the interest rate. During the nine months ended September 30, 2012, 692 accounts with an aggregate balance of $237.1 million residential first mortgage loans have been modified and were still outstanding. For the year ended December 31, 2011, 489 accounts with an aggregate balance of $181.0 million residential first mortgage loans have been modified and were still outstanding.

At September 30, 2012 and December 31, 2011, approximately $4.6 million and $47.2 million, respectively, in commercial loan balances had been modified, primarily consisting of commercial real estate loans.

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable period of time subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or non-performing) through the calendar year in which historical payment performance on the restructured note has been established. At September 30, 2012 and December 31, 2011, there was approximately $6.6 million and $21.8 million, respectively, in carrying amount representing five and ten A/B structures, respectively.

Troubled Debt Restructurings

The following table provides a summary of TDRs outstanding at the date indicated, by type and performing status.

	TDRs
	Performing	Non-performing	Total
September 30, 2012	(Dollars in thousands)
Consumer loans (1)
Residential first mortgage	$598,543	$103,486	$702,029
Second mortgage	14,413	2,764	17,177
Total consumer loans	612,956	106,250	719,206
Commercial loans (2)
Commercial real estate	1,294	3,230	4,524
Commercial and industrial	35	—	35
Total commercial loans	1,329	3,230	4,559
Total TDRs	$614,285	$109,480	$723,765

December 31, 2011
Consumer loans (1)
Residential first mortgage	$488,896	$165,655	$654,551
Second mortgage	10,542	1,419	11,961
Other consumer	—	2	2
Total consumer loans	499,438	167,076	666,514
Commercial loans (2)
Commercial real estate	17,737	29,509	47,246
Total TDRs	$517,175	$196,585	$713,760

(1)	The allowance for loan losses on consumer TDR loans totaled $138.1 million and $85.2 million at September 30, 2012 and December 31, 2011, respectively.

(2)	The allowance for loan losses on commercial TDR loans totaled $0.4 million and $32.2 million at September 30, 2012 and December 31, 2011, respectively.

TDRs returned to performing (accrual) status totaled $34.3 million and $95.4 million during the three and nine months ended September 30, 2012, respectively, and are excluded from non-performing loans, compared to $10.8 million and $39.9 million during the three and nine months ended September 30, 2011. TDRs that have demonstrated a period of at least six months of consecutive performance under the modified terms, are returned to performing (i.e., accrual) status and are excluded from non-performing loans. Although these TDRs have been returned to performing status, they will still continue to be classified as impaired until they are repaid in full, or foreclosed and sold, and included as such in the tables within "repossessed assets." At September 30, 2012 and December 31, 2011, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, but instead give rise to potential incremental losses. Such losses are factored into the Company's allowance for loan losses estimate. Once a loan becomes a TDR, it will continue to be reported as a TDR, regardless of performance, until it is ultimately repaid in full, sold, or foreclosed upon. The impairment of TDRs is measured in accordance with ASC 310-10 (see the table below presenting impaired loans with change in allowance upon modification). Management uses the pooling method to measure impairment under ASC 310-10 for certain loans in its portfolio and also individually measures impairment under ASC 310-10 for other loans in the portfolio depending on the risk characteristics underlying the loan and the availability of data. Management expects to continue to refine this process for operational efficiency purposes that will allow for periodic review and updates of impairment data of TDRs grouped by similar risk characteristics. The Company measures impairment using the discounted cash flow method for performing TDRs and measures impairment based on collateral values for re-defaulted TDRs. The Company has allocated reserves in the allowance for loan loss for the TDR portfolio of $138.5 million and $117.4 million at September 30, 2012, and December 31, 2011, respectively.

The following table presents the three and nine months ended September 30, 2012 and 2011 number of accounts, pre-modification unpaid principal balance, and post-modification unpaid principal balance that were new modified TDRs during the three and nine months ended September 30, 2012. In addition, the table presents the number of accounts and unpaid principal balance of loans that have subsequently defaulted during the three and nine months ended September 30, 2012 and 2011 that had been modified in a TDR during the 12 months preceding each quarterly period. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted as of greater than 90 days past due.

For the Three Months Ended September 30, 2012	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
		(Dollars in thousands)
New TDRs
Residential first mortgages	156	$47,297	$52,865	$5,236
Second mortgages	46	2,802	1,929	(25)
Total TDR loans	202	$50,099	$54,794	$5,211

TDRs that subsequently defaulted in previous 12 months (2)	Number of Accounts	Unpaid Principal Balance		Increase in Allowance at Subsequent Default
Residential first mortgages	23		$7,973	$2,652
Second mortgages	9		562	119
Total TDR loans	32		$8,535	$2,771

For the Three Months Ended September 30, 2011	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
New TDRs
Residential first mortgages	39	$9,968	$10,575	$(523)
Second mortgages	1	38	38	—
Total TDR loans	40	$10,006	$10,613	$(523)

TDRs that subsequently defaulted in previous 12 months (2)	Number of Accounts	Unpaid Principal Balance		Increase in Allowance at Subsequent Default
Residential first mortgages	20		$5,886	$383
Second mortgages	2		152	—
Total TDR loans	22		$6,038	$383

For the Nine Months Ended September 30, 2012	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
New TDRs
Residential first mortgages	692	$228,213	$237,064	$28,559
Second mortgages	194	12,010	8,336	(181)
Other consumer	19	779	637	9
Total TDR loans	905	$241,002	$246,037	$28,387

TDRs that subsequently defaulted in previous 12 months (2)	Number of Accounts	Unpaid Principal Balance		Increase in Allowance at Subsequent Default
Residential first mortgages	48		$14,434	$4,055
Second mortgages	14		855	375
Total TDR loans	62		$15,289	$4,430

For the Nine Months Ended September 30, 2011	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
New TDRs
Residential first mortgages	150	$41,803	$43,432	$481
Second mortgages	16	1,088	1,089	(1)
Commercial real estate	6	12,025	7,871	(1,011)
Total TDR loans	172	$54,916	$52,392	$(531)

TDRs that subsequently defaulted in previous 12 months (2)	Number of Accounts	Unpaid Principal Balance		Increase in Allowance at Subsequent Default
Residential first mortgages	48		$17,811	$1,370
Second mortgages	2		152	—
Total TDR loans	50		$17,963	$1,370

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date.

The following table presents impaired loans with no related allowance and with an allowance recorded.

	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Consumer loans
Residential first mortgage loans	$182,720	$297,673	$—	$45,604	$45,604	$—
Second mortgage	1,150	1,150	—	—	—	—
Warehouse lending	172	651	—	307	869	—
Commercial loans
Commercial real estate	105,366	157,386	—	47,564	49,156	—
	$289,408	$456,860	$—	$93,475	$95,629	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$609,083	$608,631	$129,903	$699,000	$699,000	$113,569
Second mortgage	16,107	16,107	6,410	14,237	14,237	4,738
HELOC	2,340	2,340	2,340	1,775	1,775	1,775
Other consumer	—	—	—	2	2	2
Commercial loans
Commercial real estate	18,513	24,736	1,722	159,581	166,874	53,145
Commercial and industrial (1)	78	135	20	2,402	2,402	1,588
	$646,121	$651,949	$140,395	$876,997	$884,290	$174,817
Total
Consumer loans
Residential first mortgage	$791,803	$906,304	$129,903	$744,604	$744,604	$113,569
Second mortgage	17,257	17,257	6,410	14,237	14,237	4,738
Warehouse lending	172	651	—	307	869	—
HELOC	2,340	2,340	2,340	1,775	1,775	1,775
Other consumer	—	—	—	2	2	2
Commercial loans
Commercial real estate	123,879	182,122	1,722	207,145	216,030	53,145
Commercial and industrial (1)	78	135	20	2,402	2,402	1,588
Total impaired loans	$935,529	$1,108,809	$140,395	$970,472	$979,919	$174,817

(1)	These impaired loans are from originations prior to 2011.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012		2011		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$773,690	$26,754	$592,194	$864	$750,966	$28,468	$595,228	$12,999
Second mortgage	16,916	331	13,273	101	15,745	303	13,342	389
Warehouse lending	224	—	435	—	265	—	217	—
HELOC	219	—	—	—	571	—	13	—
Other consumer	42	—	—	—	22	—	—	—
Commercial loans
Commercial real estate	150,125	337	174,643	856	170,410	590	196,804	4,595
Commercial and industrial (1)	84	1	2,570	70	689	1	2,094	442
Total impaired loans	$941,300	$27,423	$783,115	$1,891	$938,668	$29,362	$807,698	$18,425

(1)	These impaired loans are from originations prior to 2011.

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

Commercial Credit Exposure	As of September 30, 2012
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade
Pass	$560,633	$560,426	$164,072	$1,285,131
Special mention/watch	253,425	36,255	17,914	307,594
Substandard	191,440	592	6,663	198,695
Total loans	$1,005,498	$597,273	$188,649	$1,791,420

Consumer Credit Exposure	As of September 30, 2012
	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total
	(Dollars in thousands)
Grade
Pass	$2,205,073	$103,167	$1,092,095	$186,813	$52,811	$3,639,959
Special mention/watch	612,812	14,713	215,025	1,869	137	844,556
Substandard	268,211	4,406	172	3,435	240	276,464
Total loans	$3,086,096	$122,286	$1,307,292	$192,117	$53,188	$4,760,979

Commercial Credit Exposure	As of December 31, 2011
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade
Pass	$702,641	$324,920	$114,509	$1,142,070
Special mention/watch	347,440	1,595	—	349,035
Substandard	192,853	2,364	—	195,217
Doubtful	35	—	—	35
Total loans	$1,242,969	$328,879	$114,509	$1,686,357

Consumer Credit Exposure	As of December 31, 2011
	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total
	(Dollars in thousands)
Grade
Pass	$3,430,894	$132,671	$1,173,591	$213,912	$67,002	$5,018,070
Substandard	318,927	6,241	307	8,074	611	334,160
Total loans	$3,749,821	$138,912	$1,173,898	$221,986	$67,613	$5,352,230

Note 8 – Pledged Assets

The Company has pledged certain securities and loans to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the FHLB of Indianapolis and others. The following table details pledged asset by asset class, and the carrying value of pledged investments and the investments' maturities. See Note 11 - Derivative Financial Instruments for cash and securities pledged for derivative activities.

	September 30, 2012		December 31, 2011
	Carrying Value	Investment Maturities	Carrying Value	Investment Maturities
	(Dollars in thousands)
Cash	$9,811	—	$31,716	—
Securities classified as trading
U.S. Treasury bonds	66,989	Various	166,934	Various
Securities classified as available-for-sale
Non-agency collateralized mortgage obligations	—	—	110,328	2036
Loans
Residential first mortgage loans	4,608,939	Various	4,444,186	Various
Second mortgage loans	101,849	Various	128,113	Various
Warehouse loans	220,561	Various	—	Various
HELOC loans	169,214	Various	33,505	Various
Commercial loans	497,165	Various	504,579	Various
Loans repurchased with government guarantees	1,363,468	Various	1,741,857	Various
Totals	$7,037,996		$7,161,218

Note 9 – Private-Label Securitization Activity

The Company previously participated in four private-label securitizations of financial assets involving two HELOC loan transactions and two second mortgage loan transactions. In each of these securitizations, the financial assets were derecognized by the Company upon transfer to the securitization trusts, which then issued and sold mortgage-backed securities to third party investors. The Company relinquished control over the loans at the time the financial assets were transferred to the securitization trusts and the Company recognized a gain on the sale of the transferred assets. These four securitizations were as follows:

•
In December 2005 and December 2006, the Company participated in non-agency HELOC securitizations (the "FSTAR 2005-1 HELOC Securitization" and the "FSTAR 2006-2 HELOC Securitization," respectively) in the amount of $600.0 million and $302.2 million, respectively. As a result of these securitizations, the Company recorded assets of $26.1 million and $11.2 million in residual interests, respectively. The offered securities in the two HELOC securitizations were both guaranteed by Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. ("Assured").

•
In April 2006, the Company completed a $400.0 million non-agency securitization transaction involving fixed second mortgage loans that the Company held at the time in its investment portfolio. The transaction was treated as a recharacterization of loans held for investment to securities held to maturity and, therefore, no gain on sale was recorded. As of September 30, 2012, the Company still holds this mortgage securitization in available-for-sale investment securities. The offered securities in the this second mortgage loan securitization were guaranteed by MBIA Insurance Corporation.

•
In addition, in March 2007, the Company completed a $620.9 million non-agency securitization transaction involving closed-ended, fixed and adjustable rate second mortgage loans and recorded $22.6 million in residual interests and servicing assets. In June 2007, the Company completed a secondary closing for $98.2 million and recorded an additional $4.2 million in residual interests. The offered securities in this second mortgage loan securitization were guaranteed by MBIA Insurance Corporation.

The Company has not engaged in any private-label securitization activity since 2007.

In connection with the four private-label securitizations, the Company's retained interests in the securitized mortgage loans and trusts, which generally consisted of residual interests, transferor's interests, and servicing assets. The residual interests represent the present value of future cash flows expected to be received by the Company. Residual interests are accounted for at fair value and are included as securities classified as trading in the Consolidated Statements of Financial Condition. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the Consolidated Statements of Operations. At September 30, 2012, the Company’s residual interests have been deemed to have no value and have been written off. The transferor’s interests represent draws on the HELOCs subsequent to them being sold to the trusts that were funded by the Bank rather than being purchased by the securitization trusts. The transferor's interest relating to the FSTAR 2006-2 HELOC Securitization has been fully reserved for and the FSTAR 2005-1 HELOC Securitization has been partially reserved for. The transferor’s interests are included in loans held-for-investment in the Consolidated Statements of Financial Condition. At September 30, 2012, the Company no longer serviced any of the loans that were sold to the private-label securitization trusts, and therefore had no servicing assets accounted for on an amortized cost method.

The following table sets forth certain characteristics of each of the HELOC securitizations at their inception and the current characteristics as of and for the nine month period ended September 30, 2012.

	2005-1		2006-2
	At Inception	Current Levels	At Inception	Current Levels
HELOC Securitizations	(Dollars in thousands)
Number of loans	8,155	2,309	4,186	1,764
Aggregate principal balance	$600,000	$103,473	$302,182	$105,854
Average principal balance	$55	$45	$72	$60
Weighted average fully indexed interest rate	8.43%	5.72%	9.43%	6.43%
Weighted average original term	120 months	120 months	120 months	120 months
Weighted average remaining term	112 months	33 months	112 months	47 months
Weighted average original credit score	722	717	715	719

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

	September 30, 2012		December 31, 2011
	FSTAR 2005-1	FSTAR 2006-2	FSTAR 2005-1	FSTAR 2006-2
Summary of Transferor’s Interest by Securitization	(Dollars in thousands)
Total draw contribution	$35,630	$51,319	$35,430	$51,265
Additional balance increase amount (1)	$25,557	$28,476	$26,567	$29,964
Transferor’s interest ownership percentage	24.16%	26.19%	22.18%	24.49%
Fair value of transferor’s interests	$7,617	$—	$9,594	$—
Transferor’s interest reserve	$391	$72	$309	$643

(1)	Additional draws on lines of credit for which the Company receives a beneficial interest in the Trust.

FSTAR 2005-1 HELOC Securitization. At September 30, 2012 and December 31, 2011, outstanding claims due to the note insurer were $16.2 million and $14.4 million, respectively, and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the fair value/carrying amount of the transferor’s interest was $7.6 million and $9.6 million, respectively. The Company recorded a liability to reflect the expected liability arising from losses on future draws associated with this securitization, of which $0.4 million remained at September 30, 2012. In determining this liability, the Company assumed (i) no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 79.6 percent.

FSTAR 2006-2 HELOC Securitization. At September 30, 2012 and December 31, 2011, outstanding claims due to the note insurer were $87.5 million and $82.7 million, respectively, and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, there was no carrying amount of the transferor’s interest. The Company recorded a liability of $7.6 million to reflect the expected liability arising from losses on future draws associated with this securitization, of which $0.1 million remained at September 30, 2012. In determining this liability, the Company (i) assumed no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 100 percent.

The following table outlines the Company’s expected losses on future draws on loans in FSTAR 2005-1 and FSTAR 2006-2 at September 30, 2012.

	Unfunded Commitments (1)	Expected Future Draws as % of Unfunded Commitments (2)	Expected Future Draws (3)	Expected Loss (4)	Potential Future Liability (5)
	(Dollars in thousands)
FSTAR 2005-1 HELOC Securitization	$3,117	12.5%	$390	79.6%	$310
FSTAR 2006-2 HELOC Securitization	427	16.8%	72	100.0%	72
Total	$3,544		$462		$382

(1)	Unfunded commitments represent the amounts currently fundable at the dates indicated because the underlying borrowers’ lines of credit are still active.

(2)	Expected future draws on unfunded commitments represents the historical draw rate within the securitization.

(3)	Expected future draws reflects unfunded commitments multiplied by expected future draws percentage.

(4)	Expected losses represent an estimated reduction in carrying value of future draws.

(5)	Potential future liability reflects expected future draws multiplied by expected losses.

Assured Litigation

In 2009 and 2010, the Bank received repurchase demands from Assured, with respect to HELOCs that were sold by the Bank in connection with the HELOC securitizations. Assured is the note insurer for each of the two HELOC securitizations completed by the Bank. In April 2011, Assured filed a lawsuit against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it had paid under the respective insurance policy, plus interest and costs. Assured is seeking $111.0 million in damages. On March 1, 2012, the court dismissed Assured's claims for indemnification and reimbursement, but allowed the case to proceed on the breach of contract claims related to the Bank's repurchase obligations. The court issued a memorandum opinion, on September 25, 2012, supporting and explaining the court's March 1 decision. In the memorandum, the court stated that the principal issue in the case is whether the Bank's breach of representations and warranties materially increased the risk of loss to Assured at the time of the securitization as compared to the risk of loss that Assured reasonably should have expected. The bench trial began on October 10, 2012, and the Company expects that it will conclude in November 2012. The court has not informed the parties when they can expect a decision.

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

	FSTAR 2005-1	FSTAR 2006-2	Total
September 30, 2012	(Dollars in thousands)
Notional amount of unfunded commitments (1)	$32,119	$27,446	$59,565
Less: Frozen or suspended unfunded commitments	29,002	27,019	56,021
Unfunded commitments still active	3,117	427	3,544
December 31, 2011
Notional amount of unfunded commitments (1)	$33,226	$31,257	$64,483
Less: Frozen or suspended unfunded commitments	29,454	29,667	59,121
Unfunded commitments still active	3,772	1,590	5,362

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

	September 30, 2012		December 31, 2011
	Amount of Loans Serviced	Balance of Retained Assets With Credit Exposure	Amount of Loans Serviced	Balance of Retained Assets With Credit Exposure
	(Dollars in thousands)
Private-Label securitizations	$—	$7,617	$—	$9,594

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
Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$638,865	$577,401	$510,475	$580,299
Additions from loans sold with servicing retained	131,837	64,490	370,012	153,444
Reductions from bulk sales (1)	(9,589)	(40,130)	(27,791)	(87,265)
Changes in fair value due to
Payoffs (2)	(45,552)	(17,485)	(101,549)	(45,951)
All other changes in valuation inputs or assumptions (3)	(28,762)	(146,938)	(64,348)	(163,189)
Fair value of MSRs at end of period	$686,799	$437,338	$686,799	$437,338
Unpaid principal balance of residential first mortgage loans serviced for others (period end)	$82,414,799	$56,772,598	$82,414,799	$56,772,598

(1)
Includes bulk sales related to underlying serviced loans totaling $1.2 billion and $3.6 billion for the three and nine months ended September 30, 2012, respectively, compared to $4.5 billion and $9.2 billion for the three and nine months ended September 30, 2011, respectively.

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
The key economic assumptions used in determining the fair value of those MSRs capitalized during the three and nine months ended September 30, 2012 and 2011 periods were as follows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average life (in years)	5.4	4.5	5.9	4.1
Weighted-average constant prepayment rate	17.3%	27.2%	15.7%	25.4%
Weighted-average discount rate	7.2%	6.8%	7.1%	7.2%
The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows.

	September 30, 2012	December 31, 2011
Weighted-average life (in years)	4.9	4.5
Weighted-average constant prepayment rate	20.3%	21.6%
Weighted-average discount rate	7.1%	7.2%

Contractual servicing fees. Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income on the Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Residential first mortgage	$53,433	$40,473	$152,369	$126,787
Other	203	51	509	120
Total	$53,636	$40,524	$152,878	$126,907

Note 11 – Derivative Financial Instruments

The Company follows the provisions of derivatives and hedging accounting guidance, which require it to recognize all derivative instruments on the Consolidated Statements of Financial Condition at fair value. The following derivative financial instruments were identified and recorded at fair value as of September 30, 2012 and December 31, 2011.

•	Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sale contracts;

•	Rate lock commitments;

•	Interest rate swap agreements; and

•	U.S. Treasury and euro dollar futures and options.

The Company hedges the risk of overall changes in fair value of loans held-for-sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Company recognized a pre-tax gains of $5.8 million and $64.0 million for the three and nine months ended September 30, 2012, respectively, compared to a pre-tax gain of $26.5 million and a loss of $21.0 million for the three and nine months ended September 30, 2011, respectively, on hedging activity relating to loan commitments and loans held-for-sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchases of forward contracts on securities of Fannie Mae and Freddie Mac, the purchase/sale of U.S. Treasury futures contracts on U.S. Treasury futures contracts and the purchase/sale of euro dollar future contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs. The Company recognized a gains of $31.8 million and $88.0 million for the three and nine months ended September 30, 2012, respectively, compared to a gains of $118.8 million and $147.0 million for the three and nine months ended September 30, 2011, respectively, on MSR fair value hedging activities. The Company does not apply hedge accounting, as prescribed in ASC 815: Derivatives and Hedging to any derivatives.

The Company uses a combination of derivatives (U.S. Treasury futures, euro dollar futures swap futures, and "to be announced" forwards) and certain trading securities to hedge the MSRs. For accounting purposes, these hedges represent economic hedges of the MSR asset with both the hedges and the MSR asset carried at fair value on the balance sheet. Certain hedging strategies that we use to manage our investment in MSRs may be ineffective to fully offset changes in the fair value of such asset due to changes in interest rates and market liquidity. As both the hedges and the MSR asset are carried at fair value on the balance sheet, any hedge ineffectiveness is recognized in current period earnings.

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
	(Dollars in thousands)
September 30, 2012
Assets (1)
Mortgage servicing rights
U.S. Treasury and agency futures / forwards	$10,382,000	$10,212	2012
Mortgage banking derivatives
Rate lock commitments	6,634,008	230,050	2012
Customer-initiated derivatives
Interest rate swaps	86,826	6,079	Various
Total derivative assets	$17,102,834	$246,341
Liabilities (2)
Mortgage banking derivatives
Forward agency and loan sales	$8,300,988	$138,109	2012
Customer-initiated derivatives
Interest rate swaps	86,826	6,079	Various
Total derivative liabilities	$8,387,814	$144,188
December 31, 2011
Assets (1)
Mortgage servicing rights
U.S. Treasury and agency futures / forwards	$1,552,000	$12,678	2012
Mortgage banking derivatives
Rate lock commitments	3,869,901	70,965	2012
Customer-initiated derivatives
Interest rate swaps	32,360	3,296	Various
Total derivative assets	$5,454,261	$86,939
Liabilities (2)
Mortgage servicing rights
U.S. Treasury and agency futures	$5,029,000	$42,978	2012
Customer-initiated derivatives
Interest rate swaps	32,360	3,296	Various
Total derivative liabilities	$5,061,360	$46,274

(1)	Asset derivatives are included in "other assets" on the Consolidated Statements of Financial Condition.

(2)	Liability derivatives are included in "other liabilities" on the Consolidated Statements of Financial Condition.

Customer−initiated derivatives. Fee income on customer-initiated trading derivatives are earned from entering into various transactions at the request of customer (customer-initiated contracts) interest rate swap contracts. Fair values of customer-initiated derivative financial instruments represent the net unrealized gains or losses on such contracts and are recorded in the Consolidated Statement of Financial Condition in "other assets" and "other liabilities." Changes in fair value are recognized in "other non-interest income" on the Consolidated Statements of Income. There was no net gains (losses) recognized in income on customer-initiated derivative instruments for the three and nine months ended September 30, 2012 and 2011, respectively.

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

The Company pledged a total of $218.1 million and $17.7 million of investment securities and cash collateral to counterparties at September 30, 2012 and December 31, 2011, respectively, for derivative activities. The Company pledged $202.1 million and zero in cash collateral to counterparties at September 30, 2012 and December 31, 2011, respectively, and $16.1 million and $17.7 million in U.S. Treasury bonds at September 30, 2012 and December 31, 2011, respectively. The total collateral pledged is included in "other assets" on the Consolidated Statements of Financial Condition.

Note 12 – FHLB Advances

The portfolio of FHLB advances includes floating rate short-term adjustable advances and long-term fixed rate advances. The following is a breakdown of the advances outstanding.

	September 30, 2012		December 31, 2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Short-term adjustable advances	$188,000	0.51%	$553,000	0.40%
Long-term fixed rate term advances	2,900,000	3.30%	3,400,000	3.10%
Total	$3,088,000	3.13%	$3,953,000	2.72%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Maximum outstanding at any month end	$3,400,000	$3,615,000	$3,703,000	$3,615,000
Average balance	3,561,532	3,528,024	3,884,049	3,465,986
Average remaining borrowing capacity	1,138,447	946,149	849,789	783,491
Average interest rate	3.03%	3.39%	2.82%	3.48%

The Company restructured $1.0 billion in FHLB advances during the third quarter 2011. The Company prepaid $500.0 million in higher cost long-term FHLB advances during the third quarter 2012, which resulted in a loss on extinguishment of debt of $15.2 million.

At September 30, 2012, the Company had the authority and approval from the FHLB to utilize a line of credit equal to $7.0 billion and the Company may access that line to the extent that collateral is provided. At September 30, 2012, the Company had available collateral sufficient to access $4.3 billion of the line and had $3.1 billion of advances outstanding. Pursuant to collateral agreements with the FHLB, advances can be collateralized by non-delinquent single-family residential first mortgage loans, loans repurchased with government guarantees, certain other loans and investment securities.

Note 13 – Long-Term Debt

The Company’s long-term debt is comprised principally of junior subordinated notes which were issued in connection with the issuance of trust preferred securities. The following table presents the outstanding balance and related interest rates of the long-term debt as of the dates indicated.

	September 30, 2012		December 31, 2011
	(Dollars in thousands)
Junior Subordinated Notes
Floating 3 Month LIBOR
Plus 3.25% (1), matures 2032	$25,774	3.67%	$25,774	3.82%
Plus 3.25% (1), matures 2033	25,774	3.71%	25,774	3.65%
Plus 3.25% (1), matures 2033	25,780	3.61%	25,780	3.83%
Plus 2.00% (1), matures 2035	25,774	2.46%	25,774	2.40%
Plus 2.00% (1), matures 2035	25,774	2.46%	25,774	2.40%
Plus 1.75% (1), matures 2035	51,547	2.14%	51,547	2.30%
Plus 1.50% (1), matures 2035	25,774	1.96%	25,774	1.90%
Plus 1.45%, matures 2037	25,774	1.84%	25,774	2.00%
Plus 2.50%, matures 2037	15,464	2.89%	15,464	3.05%
Subtotal	$247,435		$247,435
Other debt
Fixed 7.00% due 2013	1,125		1,150
Total long-term debt	$248,560		$248,585

(1)	The securities are currently callable by the Company.

Deferral of Interest Payments

Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty. On January 27, 2012, the Company exercised its contractual rights to defer interest payments with respect to trust preferred securities. The payments are periodically evaluated and will be reinstated when appropriate, subject to the provisions of the Company's supervisory agreement with the Federal Reserve. Concurrently, the Company also exercised contractual rights to defer dividend payments with respect to preferred stock issued and outstanding in connection with participation in the TARP Capital Purchase Program. See Note 16 - Stockholders' Equity.

Note 14 - Representation and Warranty Reserve

The following table shows the activity in the representation and warranty reserve.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance, beginning of period,	$161,000	$79,400	$120,000	$79,400
Provision
Charged to gain on sale for current loan sales	6,432	1,797	17,126	5,511
Charged to representation and warranty reserve - change in estimate	124,492	38,985	231,058	80,776
Total	130,924	40,782	248,184	86,287
Charge-offs, net	(89,924)	(35,182)	(166,184)	(80,687)
Balance, end of period	$202,000	$85,000	$202,000	$85,000

Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. To the extent actual outcomes differ from management estimates, additional provisions could be required that could adversely affect operations or financial position in future periods.

During late 2011 and throughout 2012, the Company continued to see an increase in demand request activity from mortgage investors. As a result of the increased demand request activity and communications with mortgage investors, the Company reviewed as part of the quarterly review of accounting estimates the representation and warranty reserve methodology to more effectively incorporate the most recent observable data and trends. This is consistent with the improved risk segmentation and qualitative analysis and modeling performed for other similar reserve estimates, and consistent with expectations of the Bank's primary regulator and the continuing evaluation of the performance dynamics within the mortgage industry. The Company's enhanced first quarter 2012 methodology and related model refines previous estimates by adding granularity to the model by segmenting the sold portfolio by vintage years and investor to assign assumptions specific to each segment. Key assumptions in the model include investor audits, demand requests, appeal loss rates, loss severity, and recoveries.

The increase in the overall reserve balance during the three and nine months ended September 30, 2012 was primarily due to refinements in the estimation process as described above, consistent with a more conservative posture taken by the Bank's new primary regulator and a continuing evolution of the performance dynamics within the mortgage industry. In addition, the increase reflected both charge-offs of certain loans previously sold into the secondary market and expectations of continued elevated levels of repurchase requests from government sponsored entities ("GSEs").

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

Note 15 – Warrant Liabilities

May Investors

In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the "May Investors") in the Company’s May 2008 private placement capital raise, the Company granted warrants (the "May Investor Warrants") to the May Investors on January 30, 2009 for the purchase of 142,598 shares of Common Stock at $62.00 per share. The holders of such warrants are entitled to acquire shares of Common Stock for a period of ten years. During 2009, May Investors exercised May Investor Warrants to purchase 31,484 shares of Common Stock. As a result of the Company’s registered offering on March 31, 2010, of 5.8 million shares of Common Stock at a price per share of $50.00 (as adjusted for the subsequent one-for-ten reverse stock split), the number of shares of the Company’s Common Stock issuable to the May Investors under the May Investor Warrants was increased by 26,667 and the exercise price was decreased to $50.00 pursuant to the antidilution provisions of the May Investors Warrants. As a result of the Company’s registered offering on November 2, 2010 of 11.6 million shares of Common Stock at a price per share of $10.00, the number of shares of Common Stock issuable to the May Investors under the May Investor Warrants was increased by 551,126 and the exercise price was decreased to $10.00 pursuant to the antidilution provisions of the May Investors Warrants. For the nine months ended September 30, 2012, no shares of Common Stock were issued upon exercise of May Investor Warrants, and at September 30, 2012, the May Investors held warrants to purchase 688,907 shares at an exercise price of $10.00.

Management believes the May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as liabilities rather than as an equity instrument and are measured at fair value, with changes in fair value recognized through operations.

On January 30, 2009, in conjunction with the capital investments, the Company recorded the May Investor Warrants at their fair value of $6.1 million. From the issuance of the May Investor Warrants on January 30, 2009 through September 30, 2012, the Company marked these warrants to market which resulted in a decrease in the liability during this time of $0.2 million for the nine months ended September 30, 2012. This decrease was recorded as warrant income included in non-interest expense.

At September 30, 2012, the Company's liabilities to the holders of May Investor Warrants amounted to $5.9 million. The warrant liabilities are included in "other liabilities" in the Consolidated Statements of Financial Condition.

Treasury Warrants

On January 30, 2009, the Company sold to the U.S. Treasury 266,657 shares of Series C fixed rate cumulative non-convertible perpetual preferred stock ("Series C Preferred Stock") and a warrant to purchase up to approximately 0.7 million shares of Common Stock at an exercise price of $62.00 per share (the "Treasury Warrant") for $266.7 million. The issuance and the sale of the Series C Preferred Stock and Treasury Warrant were exempt from the registration requirements of the Securities Act of 1933, as amended. The Series C Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years, and 9 percent per annum thereafter. The Treasury Warrant became exercisable upon receipt of stockholder approval on May 26, 2009 and has a ten-year term.

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

Note 16 – Stockholders’ Equity

On September 24, 2012, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split of common stock with the exact exchange ratio and timing of the reverse stock split to be determined at the discretion of the Company’s board of directors. The board of directors approved a one-for-ten reverse stock split which began trading on a post-split-basis October 11, 2012. In lieu of fractional shares, stockholders received cash payments based on the common stock’s closing price on October 9, 2012 of $11.70 per share, which reflects the reverse stock split. The common stock par value remained at $0.01 per share.

Preferred Stock

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred stock at September 30, 2012 is summarized as follows.

	Rate	Earliest Redemption Date	Shares Outstanding	Preferred Shares	Additional Paid in Capital
	(Dollars in thousands)
Series C Preferred Stock	5.0%	January 31, 2012	266,657	$3	$258,970

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

Accumulated Other Comprehensive Gain (Loss)

The following table sets forth the components in accumulated other comprehensive gain (loss) for each type of available-for-sale security.

	Pre-tax Amount	Income Tax Expense (Benefit) (1)	After-Tax Amount
	(Dollars in thousands)
Accumulated other comprehensive gain (loss)
Net unrealized gain (loss) on securities available-for-sale,
September 30, 2012
U.S. government sponsored agencies	$2,682	$—	$2,682
FSTAR 2006-1 securitization trust	(10,832)	6,108	(4,724)
Total net unrealized gain (loss) on securities available-for-sale	$(8,150)	$6,108	$(2,042)
Net unrealized gain (loss) on securities available-for-sale,
December 31, 2011
Non-agency collateralized mortgage obligations	$(23,095)	$20,608	$(2,487)
U.S. government sponsored agencies	2,211	(728)	1,483
FSTAR 2006-1 securitization trust	(12,923)	6,108	(6,815)
Total net unrealized gain (loss) on securities available-for-sale	$(33,807)	$25,988	$(7,819)

(1)	The income tax (expense) benefit reflects the amount which existed at the time the Company established the valuation allowance for deferred securities that were held at the date disposed or matured.

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

On September 24, 2012, the Company's stockholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to effect a reverse split of the Common Stock at any time prior to October 24, 2012, at an exchange rate of one-for-ten. The Board of Directors on September 27, 2012 approved the one-for-ten reverse stock split, which began trading on a post-split basis on October 11, 2012. In lieu of fractional shares, stockholders received cash payments based on the Common Stock's closing price on October 9, 2012 of $11.70 per share, which reflected the reverse stock split. The par value of the Common Stock remained at $0.01 per share.

The following tables set forth the computation of basic and diluted earnings (loss) per share of Common Stock for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30, 2012			For the Three Months Ended September 30, 2011
	(Dollars in thousands, except per share data)
	Earnings	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount
Net income (loss)	$81,110		$—	$(9,480)		$—
Less: preferred stock dividend/accretion	(1,417)		—	(4,719)		—
Basic earnings (loss) per share	79,693			(14,199)
Deferred cumulative preferred stock dividends	(3,481)	—	—	—	—	—
Net income (loss) applicable to Common Stock	76,212	55,802	1.37	(14,199)	55,449	(0.26)
Effect of dilutive securities
Warrants	—	—	—	—	—	—
Stock-based awards	—	431	(0.01)	—	—	—
Diluted earnings (loss) per share
Net income (loss) applicable to Common Stock	$76,212	56,233	$1.36	$(14,199)	55,449	$(0.26)

Due to the loss attributable to common stockholders for the three months ended September 30, 2011, the diluted loss per share calculation excludes all common stock equivalents in the amount of 1,334,049 shares pertaining to warrants and 250,407 shares pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
	(Dollars in thousands, except per share data)
	Earnings	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount
Net income (loss)	$161,187		$—	$(106,613)		$—
Less: preferred stock dividend/accretion	(4,241)		—	(14,148)		—
Basic earnings (loss) per share	156,946			(120,761)
Deferred cumulative preferred stock dividends	(10,294)	—	—	—	—
Net income (loss) applicable to Common Stock	146,652	55,735	2.63	(120,761)	55,400	(2.18)
Effect of dilutive securities
Warrants	—	—	—	—	—	—
Stock-based awards	—	349	(0.02)	—	—	—
Diluted earnings (loss) per share
Net income (loss) applicable to Common Stock	$146,652	56,084	$2.61	$(120,761)	55,400	$(2.18)

Due to the loss attributable to common stockholders for the nine months ended September 30, 2011, the diluted loss per share calculation excludes all common stock equivalents in the amount of 1,334,049 shares pertaining to warrants and 258,820 shares pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.

Note 18 – Compensation Plans

Stock-Based Compensation

For the three and nine months ended September 30, 2012, the Company recorded stock-based compensation expense of $1.8 million and $5.3 million, respectively, compared to $1.8 million and $5.4 million for the three and nine months ended September 30, 2011, respectively.

Incentive Compensation Plan

The Incentive Compensation Plans ("Incentive Plans") are administered by the compensation committee of the Company's board of directors. The Incentive Plans include department specific plans, which include commercial lending, banking, underwriting and others, as well as a general incentive plan. Each year, the compensation committee decides which employees of the Company will be eligible to participate in the general incentive plan and the size of the bonus pool. During the three and nine months ended September 30, 2012 and 2011, respectively, all eligible members of the executive management team were included in the general incentive plan. The Company incurred a $8.4 million and $22.0 million expense for the three and nine months ended September 30, 2012, respectively, compared to expenses of $6.3 million and $15.4 million for the three and nine months ended September 30, 2011, respectively.

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

The Company had cumulative pre-tax losses from the third quarter 2007 to the first quarter 2012 and considered this factor in the analysis of deferred tax assets. Additionally, based on the continued economic uncertainty that persists at this time it was probable that the Company would not generate significant pre-tax income in the near term. As a result of these two significant facts, the Company established a valuation allowance on its deferred tax asset during the third quarter 2009. The Company's net deferred tax assets of $309.1 million and $383.8 million at September 30, 2012 and December 31, 2011, respectively, have been entirely offset by a valuation allowance. A valuation allowance is established when management determines that it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods.

For the three months ended September 30, 2012, the net benefit for federal income taxes as a percentage of pretax income was (33.6) percent, compared to a provision of 2.9 percent for the three months ended September 30, 2011. During the three months ended September 30, 2012, the variance to the statutory rate of 35 percent was attributable to a $24.5 million reduction to valuation allowance for net deferred tax assets, $19.9 million of tax benefits representing the recognition of the residual tax effect associated with previously unrealized losses on securities available-for-sale recorded in other comprehensive income, $3.3 million from income recorded in other comprehensive income and $(0.6) million in other net miscellaneous items. The variance to the statutory rate of 35 percent for the three months ended September 30, 2011 was attributable to a $4.9 million addition to valuation allowance for net deferred tax assets, certain non-deductible corporate expenses of $0.4 million and non-deductible warrant income of $1.5 million.

For the nine months ended September 30, 2012, the net benefit for federal income taxes as a percentage of pretax income was (14.1) percent, compared to a provision of 0.7 percent for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, the variance to the statutory rate of 35 percent was attributable to a $59.6 million reduction to the valuation allowance for net deferred tax assets, $19.9 million of tax benefits representing the recognition of the residual tax effect associated with previously unrealized losses on securities available-for-sale recorded in other comprehensive income, $9.0 million, from income recorded in other comprehensive income and $1.1 million in other net miscellaneous items. The variance to the statutory rate of 35 percent for the nine months ended September 30, 2011 was attributable to a $39.4 million addition to the valuation allowance for net deferred tax assets, certain non-deductible corporate expenses of $1.2 million and non-deductible warrant income of $2.5 million.

The Company's income tax returns are subject to examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. As of September 30, 2012, the Internal Revenue Service had completed examination of the Company's income tax returns through the years ended December 31, 2008. The years open to examination by state and local government authorities vary by jurisdiction.

Note 20 – Legal Proceedings, Contingencies and Commitments

Legal Proceedings

The Company and certain subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. Although there can be no assurance as to the ultimate outcome of these proceedings, the Company, together with its subsidiaries, believes it has meritorious defenses to the claims presently asserted against the Company, including the matters described below. With respect to such legal proceedings, the Company intends to continue to defend itself vigorously, litigating or settling cases according to management's judgment as to the best interests of the Company and its shareholders.

On at least a quarterly basis, the Company assesses the liabilities and loss contingencies in connection with pending or threatened legal proceedings utilizing the latest information available. In accordance with ASC 450 (formerly SFAS 5), the Company establishes reserves for legal claims and regulatory matters when the Company believes it is probable that a loss may be incurred and that the amount of such loss can be reasonably estimated. Once established, accrued reserves are adjusted from time to time, as appropriate, in light of additional information.

Resolution of legal claims are inherently dependent on the specific facts and circumstances of each specific case, and therefore the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate and the amount of any incremental liability that may otherwise arise is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations. Certain legal claims considered by the Company in its analysis of the sufficiency of its related reserves include the following.

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

Subject to the Bank’s full compliance with the terms of the DOJ Agreement, the DOJ, HUD, and FHA, agreed to:

•
immediately release the Bank and all of the current or former officers, directors, employees, affiliates and assigns from any civil or administrative claim it has or may have under various federal laws, the common law or equitable theories of fraud or mistake of fact in connection with the mortgage loans the Bank endorsed for FHA insurance during the period January 1, 2002 to the date of the DOJ Agreement (the "Covered Period");

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

As of September 30, 2012, the Bank has accrued $19.1 million, which represents the fair value of the Additional Payments. See Note 3 - Fair Value Accounting, for further information on the fair value of the DOJ litigation settlement. Other than as set forth above, the DOJ Agreement does not have any effect on FHA insured loans in our portfolio, including loans classified as loans repurchased with government guarantees as discussed in Note 6 - Loans Repurchased With Government Guarantees. The Company believes that such loans retain FHA insurance, and the Company continues to process such loans for insurance claims in the normal course and receive payments thereon from the FHA. Based on the experience subsequent to the Bank's agreement with the DOJ, the Company believes such claims are not subject to denial or dispute other than in the normal course of insurance claim processing.

ERISA Litigation

In February 2010, the Company was named as a defendant in a putative class action filed in the U.S. District Court alleging that it violated its fiduciary duty pursuant to the Employee Retirement Income Security Act ("ERISA") to employees who participated in the Company's 401(k) plan ("Plan") by continuing to offer Company stock as an investment option after investment in the stock allegedly ceased to be prudent. On July 16, 2010, the Company moved to dismiss the complaint and asserted, among other things, that the Plan's investment in employer stock was protected by a presumption of prudence under ERISA, and that plaintiff's allegations failed to overcome such presumption. On March 31, 2011, the court granted the Company's motion and dismissed the case. The plaintiffs appealed the matter to the U.S. Court of Appeals for the Sixth Circuit. On July 23, 2012, the Court of Appeals issued a ruling, reversing the district court's dismissal and remanding the case to the district court for further proceedings.

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

In 2009 and 2010, the Bank received repurchase demands from Assured, with respect to HELOCs that were sold by the Bank in connection with the HELOC securitizations. Assured is the note insurer for each of the two HELOC securitizations completed by the Bank. In April 2011, Assured filed a lawsuit against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it had paid under the respective insurance policy, plus interest and costs. Assured is seeking $111.0 million in damages. On March 1, 2012, the court dismissed Assured's claims for indemnification and reimbursement, but allowed the case to proceed on the breach of contract claims related to the Bank's repurchase obligations. The court issued a memorandum opinion, on September 25, 2012, supporting and explaining the court's March 1 decision. In the memorandum, the court stated that the principal issue in the case is whether the Bank's breach of representations and warranties materially increased the risk of loss to Assured at the time of the securitization as compared to the risk of loss that Assured reasonably should have expected. The bench trial began on October 10, 2012, and the Company expects that it will conclude in November 2012. The court has not informed the parties when they can expect a decision.

In May 2012, the Bank and Flagstar Reinsurance Company were named as defendants in a putative class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, alleging a violation of Section 8 provisions of Real Estate Settlement Procedures Act ("RESPA"). Section 8 of RESPA generally prohibits anyone from accepting any fee or thing of value pursuant to any agreement or understanding that business related to a real estate settlement service involving a mortgage loan shall be referred to any person. Section 8 of RESPA also prohibits anyone from accepting any portion, split, or percentage of any charge made or received for the rendering of a real estate settlement service in connection with a mortgage loan other than for services actually performed. The lawsuit specifically alleges that the Bank and Flagstar Reinsurance Company violated Section 8 of RESPA through a captive reinsurance arrangement, involving allegedly illegal payments for the referral of private mortgage insurance business from private mortgage insurers to Flagstar Reinsurance Company, and Flagstar Reinsurance Company's purported receipt of an unlawful split of private mortgage insurance premiums. The Bank is in the beginning stages of evaluating the allegations in the complaint, but intends to vigorously defend against such allegations.

Accrued Reserves and Other Possible Contingent Liabilities

When establishing a reserve for contingent liabilities, the Company determines a range of potential losses for each matter that is probable to result in a loss and where the amount of the loss can be reasonably estimated. The Company then records the amount it considers to be the best estimate within the range. As of September 30, 2012, the Company's accrued reserve for contingent liabilities was $59.5 million. In addition, within the representation and warranty reserve, the Bank includes loans sold to certain non-agency securitization trusts. There may be further losses that could arise but the occurrence of which is not probable (but is reasonably possible) or the amount is not reasonably estimable, and therefore reserves for such amounts are not required to be accrued. The Company estimates that such further losses could amount up to $2.0 million in the aggregate. Notwithstanding the foregoing, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, could result in a higher loss that, individually or in the aggregate, may be material to the Company's results of operations, or cash flows, for any particular period.

Contingencies and Commitments

A summary of the contractual amount of significant commitments is as follows.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Commitments to extend credit
Mortgage loans (interest-rate lock commitments)	$6,634,000	$3,870,000
HELOC trust commitments	60,000	64,000
Standby and commercial letters of credit	66,000	72,000

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Certain lending commitments for mortgage loans to be sold in the secondary market are considered derivative instruments in accordance with accounting guidance ASC Topic 815, "Derivatives and Hedging". Changes to the fair value of these commitments as a result of changes in interest rates are recorded on the Statements of Financial Condition as an other asset. The commitments related to mortgage loans are included in mortgage loans in the above table.

The Company enters into forward contracts for the future delivery or purchase of agency and loan sale contracts. These contracts are considered to be derivative instruments under U.S. GAAP. Further discussion on derivative instruments is included in Note 11 – Derivative Financial Instruments.

The Company has unfunded commitments under contractual arrangement with the HELOC securitization trusts to fund future advances on the underlying home equity lines of credit. Refer to further discussion of this issue as presented in Note 9 – Private-label Securitization Activity.

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

The credit risk associated with loan commitments, standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The guarantee liability for standby and commercial letters of credit was $0.7 million at September 30, 2012 and $8.2 million at December 31, 2011, respectively.

Note 21 – Segment Information

The Company’s operations are generally conducted through two business segments: banking and home lending. Each business operates under the same banking charter but is reported on a segmented basis for this report. Each of the business lines is complementary to each other. The banking operation includes the gathering of deposits and investing those deposits in duration-matched assets primarily originated by the home lending operation. The banking group holds these loans in the investment portfolio in order to earn income based on the difference or "spread" between the interest earned on loans and the interest paid for deposits and other borrowed funds. The home lending operation involves the origination, packaging, and sale of loans in order to receive transaction income. The lending operation also services mortgage loans for others and sells MSRs into the secondary market. Funding for the lending operation is provided by deposits and borrowings garnered by the banking group. All of the non-bank consolidated subsidiaries are included in the banking segment. No such subsidiary is material to the Company’s overall operations.

Revenues are comprised of net interest income (before the provision for loan losses) and non-interest income. Non-interest expenses are fully allocated to each business segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.

The following table presents financial information by business segment for the periods indicated.

	At or For the Three Months Ended September 30, 2012
	Bank Operations	Home Lending Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$35,432	$37,647	$—	$73,079
Gain on sale revenue	2,616	333,332	—	335,948
Other (expense) income	13,941	(76,152)	—	(62,211)
Total net interest income and non-interest income	51,989	294,827	—	346,816
(Loss) income before federal income taxes	(84,657)	145,387	—	60,730
Depreciation and amortization	2,498	2,750	—	5,248
Capital expenditures	1,616	6,234	—	7,849
Inter-segment income (expense)	23,805	(23,805)	—	—
Identifiable assets (period end)	11,359,390	6,713,832	(3,174,000)	14,899,222
	At or For the Three Months Ended September 30, 2011
	Bank Operations	Home Lending Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$(20,925)	$86,539	$—	$65,614
Gain on sale revenue	—	121,656	—	121,656
Other income (expense)	(6,298)	(2,807)	—	(9,105)
Total net interest income and non-interest income	(27,223)	205,388	—	178,165
(Loss) income before federal income taxes	(167,639)	158,423	—	(9,216)
Depreciation and amortization	1,460	2,246	—	3,706
Capital expenditures	737	8,947	—	9,684
Inter-segment income (expense)	22,013	(22,013)	—	—
Identifiable assets (period end)	11,547,078	5,025,395	(2,935,000)	13,637,473

	At or For the Nine Months Ended September 30, 2012
	Bank Operations	Home Lending Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$113,297	$109,993	$—	$223,290
Gain on sale revenue	2,946	745,291	—	748,237
Other (expense) income	42,927	(55,716)	—	(12,789)
Total net interest income and non-interest income	159,170	799,568	—	958,738
(Loss) income before federal income taxes	(262,521)	403,828	—	141,307
Depreciation and amortization	5,313	9,461	—	14,774
Capital expenditures	(3,132)	25,494	—	22,362
Inter-segment income (expense)	70,230	(70,230)	—	—
Identifiable assets (period end)	11,359,390	6,713,832	(3,174,000)	14,899,222
	At or For the Nine Months Ended September 30, 2011
	Bank Operations	Home Lending Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$69,795	$99,716	$—	$169,511
Gain on sale revenue	—	209,203	—	209,203
Other income (expense)	6,019	51,673	—	57,692
Total net interest income and non-interest income	75,814	360,592	—	436,406
(Loss) income before federal income taxes	(278,620)	172,799	—	(105,821)
Depreciation and amortization	4,437	6,434	—	10,871
Capital expenditures	1,425	27,713	—	29,138
Inter-segment income (expense)	68,955	(68,955)	—	—
Identifiable assets (period end)	11,547,078	5,025,395	(2,935,000)	13,637,473

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say "we," "us," or "our," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference to "we," "us," or "our" will include our wholly-owned subsidiary Flagstar Bank, FSB, and Flagstar Capital Markets Corporation ("FCMC"), its wholly-owned subsidiary, which we collectively refer to as the "Bank."

General

We are a Michigan based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank. At September 30, 2012, our total assets were $14.9 billion, making us the largest publicly held savings bank in the Midwest and one of the top 10 largest savings banks in the United States. We are considered a controlled company for New York Stock Exchange ("NYSE") purposes, because MP Thrift Investments, L.P. ("MP Thrift") held approximately 63.8 percent of our common stock as of September 30, 2012.

As a savings and loan holding company, we are subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve (the "Federal Reserve"). The Bank is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency ("OCC") of the United States Department of the Treasury ("U.S. Treasury"). The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation ("FDIC") and the Bank's deposits are insured by the FDIC through the Deposit Insurance Fund ("DIF"). The Bank is also subject to the rule-making, supervision and examination authority of the Consumer Financial Protection Bureau (the "CFPB"), which is responsible for the principal federal consumer protection laws. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis.

At September 30, 2012, we operated 111 banking centers (of which 15 are located in retail stores), all located in Michigan. Of the 111 banking centers, 66 facilities are owned and 45 facilities are leased. Since early 2011, we have operated four commercial banking offices in the New England region. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and businesses. We provide deposits and cash management services to governmental units on a relationship basis. We leverage our banking centers and internet banking to cross-sell products to existing customers and increase our customer base. At September 30, 2012, we had a total of $9.5 billion in deposits, including $6.1 billion in retail deposits, $0.9 billion in government funds and $0.3 billion in wholesale deposits.

We also operate 31 loan origination centers located in 14 states, which originate one-to-four family residential first mortgage loans as part of our retail home lending business. These offices employ approximately 200 loan officers. We also originate retail loans through referrals from our 111 retail banking centers, consumer direct call center and our website, flagstar.com. Additionally, we have wholesale relationships with over 1,800 mortgage brokers and approximately 1,400 correspondents, which are located in all 50 states and serviced by 134 account executives. The combination of our retail, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential first mortgage loan products. Our servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, and accounting for and remitting principal and interest payments to investors and escrow payments to third parties.

Our revenues include net interest income from our personal financial services and commercial banking activities, fee‑based income from services we provide customers, and non-interest income from sales of residential first mortgage loans to the secondary market, the servicing of loans for others, and the sale of servicing rights related to mortgage loans serviced for others. Approximately 98 percent of our total loan originations during the nine months ended September 30, 2012 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale through the government sponsored enterprises ("GSEs") and Ginnie Mae.

At September 30, 2012, we had 3,576 full-time equivalent salaried employees of which 336 were account executives and loan officers.

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

Bank Operations

Our bank operation (Personal Financial Services) is primarily used to gather deposits, which fund the Bank's loan portfolios and other interest-earning assets. We gather deposits through three delivery channels: Branch Network, Government Banking and Business / Commercial Banking.

•	Branch Network consists of Branch Banking and Internet Banking. At September 30, 2012, Branch Banking included 111 banking centers located throughout Michigan.

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

Home Lending Operations

Our home lending operation originates, acquires, sells and services one-to-four family residential first mortgage loans. The origination or acquisition of residential first mortgage loans constitutes our most significant lending activity. At September 30, 2012, approximately 49.7 percent of interest-earning assets remained in residential first mortgage loans on single-family residences.

During third quarter 2012, we remained one of the country's leading mortgage loan originators. Three production channels were utilized to originate or acquire mortgage loans (Retail, Broker and Correspondent). Each production channel produces similar mortgage loan products and applies the same underwriting standards. We expect to continue to leverage technology to streamline the mortgage origination process and bring service and convenience to brokers and correspondents. Ten sales support offices were maintained that assist brokers and correspondents nationwide. We also continue to make increasing use of the Internet as a tool to facilitate the mortgage loan origination process through each of our production channels. Brokers, correspondents and retail home loan centers are able to register and lock loans, check the status of inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Virtually all mortgage loans that closed in 2011 and continuing into 2012 utilized the Internet in the completion of the mortgage origination or acquisition process.

Retail.  In a retail transaction, loans are originated through a nationwide network of stand-alone home loan centers, as well as referrals from our retail banking centers and the national call center. When loans are originated on a retail basis, the origination documentation is completed inclusive of customer disclosures and other aspects of the lending process and funding of the transaction is completed internally. At September 30, 2012, we maintained 31 loan origination centers. At the same time, our centralized loan processing gained efficiencies and allowed lending staff to focus on originations. For the nine months ended September 30, 2012, we closed $2.4 billion of loans utilizing this origination channel, which equaled 6.4 percent of total originations, compared to $1.2 billion or 7.1 percent of total originations during the nine months ended September 30, 2011.

Broker.  In a broker transaction, an unaffiliated bank or mortgage brokerage company completes the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as "table funding") thereby becoming the lender of record. Currently, we have active broker relationships with over 1,800 banks or mortgage brokerage companies located in all 50 states. For the nine months ended September 30, 2012, we closed loans totaling $10.2 billion utilizing this origination channel, which equaled 26.6 percent of total originations, compared to $5.0 billion or 30.2 percent during the nine months ended September 30, 2011.

Correspondent.  In a correspondent transaction, an unaffiliated mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the mortgage company has funded the transaction, the loan is acquired, usually by us paying the mortgage company a market price for the loan. We do not acquire loans in "bulk" amounts from correspondents but rather we acquire each loan on a loan-level basis and each loan is required to be originated to our underwriting guidelines. We have active correspondent relationships with approximately 1,400 companies, including banks and mortgage companies, located in all 50 states. Over the years, we have developed a competitive advantage as a warehouse lender, wherein lines of credit to mortgage companies are provided to fund loans. We believe warehouse lending is not only a profitable, stand-alone business for us, but also provides valuable synergies within our correspondent channel. We believe that offering warehouse lines has provided a competitive advantage in the small to midsize correspondent channel and has helped grow and build the correspondent business in a profitable manner. For example, for the nine months ended September 30, 2012, warehouse lines funded over 66.0 percent of the loans in our correspondent channel. We plan to continue to leverage warehouse lending as a customer retention and acquisition tool for the remainder of 2012. For the nine months ended September 30, 2012, we closed loans totaling $25.6 billion utilizing the correspondent origination channel, which equaled 67.0 percent of total originations, compared to $10.3 billion or 62.7 percent originated during the nine months ended September 30, 2011.

Underwriting

During the nine months ended September 30, 2012, we primarily originated residential first mortgage loans for sale that conformed to the respective underwriting guidelines established by Fannie Mae, Freddie Mac and Ginnie Mae.

Residential first mortgage loans

At September 30, 2012, most of our held-for-investment residential first mortgage loans represented loans that were originated prior to 2009 and with underwriting criteria that varied by product and with the standards in place at the time of origination.

Set forth below is a table describing the characteristics of the residential first mortgage loans in our held-for-investment portfolio at September 30, 2012, by year of origination.

Year of Origination	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars in thousands)
Unpaid principal balance (1)	$2,870,427	$61,086	$23,974	$44,989	$29,931	$3,030,407
Average note rate	4.17%	4.99%	4.88%	4.30%	3.99%	4.20%
Average original FICO score	713	691	713	738	752	713
Average current FICO score (2)	689	655	702	734	750	690
Average original loan-to-value ratio	75.8%	85.5%	77.8%	75.8%	74.3%	76.0%
Housing Price Index LTV, as recalculated (3)	95.9%	93.5%	86.7%	77.8%	72.6%	95.3%
Underwritten with low or stated income documentation	38.0%	2.0%	2.0%	—%	—%	36.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the current quarter.

(3)	The housing price index ("HPI") LTV is updated from the original LTV based on Metropolitan Statistical Area-level Office of Federal Housing Enterprise Oversight ("OFHEO") data as of June 30, 2012.

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

Our criteria for underwriting generally includes, but are not limited to, full documentation of borrower income and other relevant financial information, fully indexed rate consideration for variable loans, and for agency loans, the specific agency's eligible loan-to-value ratios with full appraisals when required. Variances from any of these standards are permitted only to the extent allowable under the specific program requirements. These included the ability to originate loans with less than full documentation and variable rate loans with an initial interest rate less than the fully indexed rate. Mortgage loans are collateralized by a first or second mortgage on a one-to-four family residential property.

In general, for loans in the portfolio originated in years 2008 and prior, loan balances under $1,000,000 required a valid agency automated underwriting system ("AUS") response for approval consideration. Documentation and ratio guidelines are driven by the AUS response. A FICO credit score for the borrower is required and a full appraisal of the underlying property that would serve as collateral is obtained.

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

The following table identifies our held-for-investment mortgages by major category, at September 30, 2012. Loans categorized as subprime were initially originated for sale and comprised only 0.1 percent of the portfolio of first liens.

September 30, 2012	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity	Average Original Loan-to-Value Ratio	Housing Price Index LTV, as recalculated (3)
	(Dollars in thousands)
Residential first mortgage loans
Amortizing
3/1 ARM	$179,035	3.50%	691	671	291	74.3%	90.8%
5/1 ARM	483,234	3.74%	713	688	309	73.8%	86.6%
7/1 ARM	47,499	4.08%	730	720	345	76.8%	88.5%
Other ARM	114,823	3.96%	689	664	311	78.1%	94.3%
Fixed mortgage loans (4)	832,320	4.70%	703	662	309	81.1%	99.8%
Interest only
3/1 ARM	224,472	3.84%	722	708	275	73.0%	94.2%
5/1 ARM	804,164	3.74%	724	715	278	73.6%	93.2%
7/1 ARM	53,289	5.83%	727	717	299	73.7%	105.9%
Other ARM	39,538	4.37%	723	715	275	72.3%	99.8%
Other interest only	190,941	5.95%	730	703	293	74.6%	105.8%
Option ARMs	60,375	3.69%	718	687	313	76.3%	111.6%
Subprime
3/1 ARM	50	10.30%	685	687	278	91.0%	73.3%
Other ARM	246	9.93%	531	646	282	84.7%	110.3%
Other subprime	421	8.71%	618	612	290	71.0%	93.3%
Total residential first mortgage loans	$3,030,407	4.20%	713	690	296	76.0%	95.3%
Second mortgage loans (5) (6)	$122,359	7.76%	733	733	134	18.3%	23.8%
HELOC loans (5) (6)	$184,362	5.15%	735	735	45	22.5%	29.4%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the current quarter.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2012.

(4)	Includes substantially fixed rate mortgage loans.

(5)	Subprime loans are defined as the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

(6)	Reflects LTV because these are second liens.

The following table sets forth characteristics of those loans in our held-for-investment mortgage portfolio as of September 30, 2012 that were originated with less documentation than is currently required. Loans as to which underwriting information was accepted from a borrower without validating that particular item of information are referred to as "low doc" or "stated." Substantially all of those loans were underwritten with verification of employment but with the related job income or personal assets, or both, stated by the borrower without verification of actual amount. Those loans may have additional elements of risk, because information provided by the borrower in connection with the loan was limited. Loans as to which underwriting information was supported by third party documentation or procedures are referred to as "full doc," and the information therein is referred to as "verified." Also set forth are different types of loans that may have a higher risk of non-collection than other loans.

	Low Doc
September 30, 2012	% of Held-for-Investment	% of Residential First Mortgage Loans	Unpaid Principal Balance (1)
	(Dollars in thousands)
Characteristics
SISA (stated income, stated asset)	1.56%	3.35%	$101,480
SIVA (stated income, verified assets)	9.86%	21.22%	642,939
High LTV (i.e., at or above 95% at origination)	0.11%	0.25%	7,429
Second lien products (HELOCs, second mortgages)	1.35%	2.90%	87,786
Loan types
Option ARM loans	0.60%	1.29%	$39,087
Interest only loans	7.45%	16.03%	485,661
Subprime (2)	—%	—%	351

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Subprime loans are defined as the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

Adjustable-rate mortgages loans. Adjustable rate mortgage ("ARM") loans held-for-investment were originated using Fannie Mae and Freddie Mac guidelines as a base framework, and the debt-to-income ratio guidelines and documentation typically followed the AUS guidelines. Our underwriting guidelines were designed with the intent to minimize layered risk.

At September 30, 2012, we had $60.4 million of option ARM loans in our held-for-investment loan portfolio. Option ARM loans permit a borrower to vary the monthly payment, including paying an amount that excludes interest otherwise due which is then added to the unpaid principal balance of the loan (a process referred to as "negative amortization"). The amount of negative amortization reflected in such loan balances for the nine months ended September 30, 2012 was $3.9 million. The maximum balance that all option ARMs could reach cumulatively is $92.4 million at September 30, 2012.

Set forth below is a table describing the characteristics of our ARM loans in our held-for-investment mortgage portfolio at September 30, 2012, by year of origination.

	2008 and Prior	2009	2010	2011	2012	Total
Year of Origination	(Dollars in thousands)
Unpaid principal balance (1)	$1,928,717	$12,305	$9,563	$25,263	$23,552	$1,999,400
Average note rate	3.80%	4.73%	4.55%	4.06%	3.95%	3.82%
Average original FICO score	715	671	723	748	762	716
Average current FICO score (2)	699	648	709	745	760	700
Average original loan-to-value ratio	75.5%	85.8%	69.4%	71.2%	71.0%	75.4%
Housing Price Index LTV, as recalculated (3)	93.0%	98.9%	83.7%	70.9%	69.5%	92.5%
Underwritten with low or stated income documentation	36.0%	8.0%	2.0%	1.0%	—%	35.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the current quarter.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2012.

Set forth below is a table describing specific characteristics of option power ARMs in our held-for-investment mortgage portfolio at September 30, 2012, which were originated in 2008 or prior.

2008 and Prior
Year of Origination	(Dollars in thousands)
Unpaid principal balance (1)	$60,375
Average note rate	3.69%
Average original FICO score	718
Average current FICO score (2)	687
Average original loan-to-value ratio	70.6%
Average original combined loan-to-value ratio	79.0%
Housing Price Index LTV, as recalculated (3)	111.6%
Underwritten with low or stated income documentation	$39,087
Total principal balance with any accumulated negative amortization	$41,944
Percentage of total ARMS with any accumulated negative amortization	2.1%
Amount of net negative amortization (i.e., deferred interest) accumulated as interest income during the nine months ended September 30, 2012	$3,910

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the current quarter.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2012.

Set forth below are the accumulated amounts of interest income arising from the net negative amortization portion of loans during the nine months ended September 30, 2012 and 2011.

	Unpaid Principal Balance of Loans in Negative Amortization At Period End (1)	Amount of Net Negative Amortization Accumulated as Interest Income During Period
	(Dollars in thousands)
2012	$41,944	$3,910
2011	$81,376	$7,665

(1)	Unpaid principal balance does not include premiums or discounts.

Set forth below are the frequencies at which the ARM loans outstanding at September 30, 2012, will reprice.

	# of Loans	Balance	% of the Total
Reset frequency	(Dollars in thousands)
Monthly	80	$15,636	0.8%
Semi-annually	3,392	1,050,621	52.5%
Annually	2,926	453,210	22.7%
No reset – non-performing loans	1,679	479,933	24.0%
Total	8,077	$1,999,400	100.0%

Set forth below as of September 30, 2012, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period and non-performing loans do not reset while in the non-performing status. Accordingly, the table below may include the same loans in more than one period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in thousands)
2012 (1)	N/A	N/A	N/A	$610,897
2013	$625,589	$651,224	$631,741	652,309
2014	647,879	683,254	678,601	671,466
Later years (2)	670,981	717,918	735,771	721,335

(1)	Reflects loans that have reset through September 30, 2012.

(2)	Later years reflect one reset period per loan.

Interest only mortgages. Both adjustable and fixed term loans were offered with a 10-year interest only option. These loans were originated using Fannie Mae and Freddie Mac guidelines as a base framework. We generally applied the debt-to-income ratio guidelines and documentation using the AUS Approve/Reject response requirements.

Set forth below is a table describing the characteristics of the interest only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at September 30, 2012, by year of origination.

	2008 and Prior	2009	2010	2011	2012	Total
Year of Origination		(Dollars in thousands)
Unpaid principal balance (1)	$1,310,446	$350	$1,609	N/A	N/A	$1,312,405
Average note rate (2)	4.18%	3.00%	5.25%	N/A	N/A	4.18%
Average original FICO score	724	613	727	N/A	N/A	724
Average current FICO score (3)	712	561	682	N/A	N/A	712
Average original loan-to-value ratio	74.8%	100.0%	63.8%	N/A	N/A	74.8%
Housing Price Index LTV, as recalculated (4)	96.0%	85.2%	67.3%	N/A	N/A	95.3%
Underwritten with low or stated Income documentation	37.0%	—%	—%	N/A	N/A	37.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	As described earlier, interest only loans placed in portfolio in 2010 comprise loans that were initially originated for sale. There are two loans in this population.

(3)	Current FICO scores obtained at various times during the current quarter.

(4)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2012.

Second mortgage loans. The majority of second mortgages we originated were closed in conjunction with the closing of the residential first mortgages originated by us. We generally required the same levels of documentation and ratios as with our residential first mortgages. For second mortgages closed in conjunction with a residential first mortgage loan that was not being originated by us, our allowable debt-to-income ratios for approval of the second mortgages were capped at 40 percent to 45 percent. In the case of a loan closing in which full documentation was required and the loan was being used to acquire the borrower's primary residence, we allowed a combined loan-to-value ("CLTV") ratio of up to 100 percent; for similar loans that also contained higher risk elements, we limited the maximum CLTV to 90 percent. FICO floors ranged from 620 to 720, and fixed and adjustable rate loans were available with terms ranging from five to 20 years.

Set forth below is a table describing the characteristics of the second mortgage loans in our held-for-investment portfolio at September 30, 2012, by year of origination.

	2008 and prior	2009	2010	2011	2012	Total
Year of Origination	(Dollars in thousands)
Unpaid principal balance (1)	$120,332	$1,478	$387	$72	$89	$122,358
Average note rate	7.77%	6.93%	6.86%	7.33%	2.30%	7.76%
Average original FICO score	733	718	694	706	752	733
Average original loan-to-value ratio	20.3%	18.0%	14.6%	14.9%	15.0%	20.2%
Average original combined loan-to-value ratio	81.2%	87.0%	67.4%	92.5%	31.2%	81.2%
Housing Price Index LTV, as recalculated (2)	23.9%	19.0%	14.3%	13.8%	14.8%	23.8%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2012.

Home Equity Line of Credit ("HELOC") loans. The majority of HELOC loans were closed in conjunction with the closing of related first mortgage loans originated and serviced by us. Documentation requirements for HELOC applications were generally the same as those required of borrowers for the first mortgage loans originated by us, and debt-to-income ratios were capped at 50 percent. For HELOCs closed in conjunction with the closing of a first mortgage loan that was not being originated by us, our debt-to-income ratio requirements were capped at 40 percent to 45 percent and the LTV was capped at 80 percent. The qualifying payment varied over time and included terms such as either 0.75 percent of the line amount or the interest only payment due on the full line based on the current rate plus 0.5 percent. HELOCs were available in conjunction with primary residence transactions that required full documentation, and the borrower was allowed a CLTV ratio of up to 100 percent. For similar loans that also contained higher risk elements, we limited the maximum CLTV to 90 percent. FICO floors ranged from 620 to 720. The HELOC terms called for monthly interest only payments with a balloon principal payment due at the end of 10 years. At times, initial teaser rates were offered for the first three months.

Set forth below is a table describing the characteristics of the HELOCs in our held-for-investment portfolio at September 30, 2012, by year of origination.

	2008 and Prior	2009	2010	2011	2012	Total
Year of Origination	(Dollars in thousands)
Unpaid principal balance (1)	$173,167	$700	N/A	$2,359	$8,136	$184,362
Average note rate (2)	5.23%	5.59%	N/A	3.93%	3.72%	5.15%
Average original FICO score	733	—	N/A	756	765	735
Average original loan-to-value ratio	25.3%	30.7%	N/A	41.1%	45.9%	26.4%
Housing Price Index LTV, as recalculated (3)	29.0%	26.0%	N/A	33.2%	37.0%	29.4%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)
Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market, the floor rate on virtually all of the loans is in effect.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2012.

Warehouse lending. We also continue to offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or drawdown on the line is collateralized by the residential first mortgage loan being funded, and in many cases, we subsequently acquire that loan. Underlying mortgage loans are predominately originated using GSE underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more qualified principal officers of the borrower. The aggregate amount of adjustable rate warehouse lines of credit granted to other mortgage lenders at September 30, 2012 was $2.3 billion, of which $1.3 billion was outstanding and had an average rate of 5.43 percent, compared to $2.1 billion granted at December 31, 2011, of which $1.2 billion was outstanding and had an average rate of 5.50 percent. As of September 30, 2012 and December 31, 2011, our warehouse lines funded over 65 percent of the loans in our correspondent channel. There were 309 warehouse lines of credit to other mortgage lenders with an average size of $7.5 million at September 30, 2012, compared to 293 warehouse lines of credit with an average size of $7.0 million at December 31, 2011. Loans on non-accrual status totaled $28,000 at both September 30, 2012 and December 31, 2011.

Commercial Loans

In early 2011, we formally launched our commercial banking division, which includes the origination of commercial loans, including real estate loans, middle market and small business lending, asset based lending and lease financing. This launch was subsequent to ceasing our origination of commercial real estate loans in 2008 using prior lending management and philosophies. See "Commercial real estate loans" below. We offer these loans throughout Michigan and through our four commercial banking offices. Through the expansion into commercial banking, management believes it can leverage the existing personal financial services network and banking franchise, providing a complement to existing operations and contributing to the establishment of a diversified mix of revenue streams.

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

Our commercial loan portfolio totaled $1.8 billion at September 30, 2012 and $1.7 billion at December 31, 2011, and consists of three loan types, commercial real estate, commercial and industrial and commercial lease financing, each of which is discussed in more detail below. During the nine months ended September 30, 2012, we originated $621.2 million in commercial loans. The following table identifies the commercial loan portfolio by loan type and selected criteria at September 30, 2012.

September 30, 2012	Unpaid Principal Balance	Average Note Rate	Loans on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans
Fixed rate	$647,414	5.18%	$60,553
Adjustable rate	360,042	4.09%	62,033
Total commercial real estate loans	1,007,456		$122,586
Net deferred fees and other	(1,958)
Total commercial real estate loans	$1,005,498
Commercial and industrial loans
Fixed rate	$102,753	3.57%	$—
Adjustable rate	496,368	2.68%	43
Total commercial and industrial loans	599,121		$43
Net deferred fees and other	(1,848)
Total commercial and industrial loans	$597,273
Commercial lease financing loans
Fixed rate	$186,481	4.02%	$—
Net deferred fees and other	2,168
Total commercial lease financing loans	$188,649

At September 30, 2012, our commercial real estate loan portfolio totaled $1.0 billion, or 15.3 percent of our investment loan portfolio, our commercial and industrial loan portfolio was $597.3 million, or 9.1 percent of our investment loan portfolio, and our commercial lease financing totaled $188.6 million, or 2.9 percent of our investment loan portfolio. At December 31, 2011, our commercial real estate loan portfolio totaled $1.2 billion, or 17.7 percent of our investment loan portfolio, our commercial and industrial loan portfolio was $328.9 million, or 4.7 percent of our investment loan portfolio, and our commercial lease financing totaled $114.5 million, or 1.6 percent of our investment loan portfolio.

The following table describes the unpaid principal balance of our commercial loan portfolio at September 30, 2012 by year of origination.

	2009 and Prior	2010	2011	2012	Total
Year of Origination	(Dollars in thousands)
Commercial real estate loans (1)	$606,317	$21,377	$290,171	$89,591	$1,007,456
Commercial and industrial loans	1,307	698	260,414	336,702	599,121
Commercial lease financing loans	—	—	74,827	111,654	186,481

(1)	During the nine months ended September 30, 2012, we had no sales of non-performing commercial real estate loans and charged off $102.8 million of the same loans.

At September 30, 2012, our total commercial loans were geographically concentrated, with approximately $508.3 million (28.4 percent) of unpaid principal balance on commercial loans located in Michigan, $302.1 million (16.9 percent) located in the New England region, $188.0 million (10.5 percent) located in New York, $137.6 million (7.7 percent) located in Texas, $123.6 million (6.9 percent) located in California and $73.3 million (4.1 percent) located in Georgia.

The average loan balance in our total commercial portfolio was approximately $1.3 million for the nine months ended September 30, 2012, with the largest loan being $50 million. There are approximately 34 loans with more than $10 million of exposure and those loans comprised approximately 36.8 percent of the total commercial portfolio.

Commercial real estate loans. Our commercial real estate loan portfolio is comprised of loans that are collateralized by real estate properties intended to be income-producing in the normal course of business and consists of loans originated prior to 2011, including loans refinanced during 2009 and 2010 ("Legacy CRE") and loans originated during 2011 and into 2012 ("New CRE"). We distinguish between Legacy CRE and New CRE portfolios given their respective differences in management objectives, performance and credit philosophy.

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

The following table sets forth the performance of the Legacy CRE and New CRE loan portfolios at September 30, 2012.

New CRE (1)
Property Type	30 Days Past Due	60 Days Past Due	90+ Days Past Due (2)	Balance	Total Reserves
(Dollars in thousands)
Land	$—	$—	$—	$156	$3
Services	—	—	—	303	5
Commercial and industrial loans	—	—	—	6,447	298
One-to-four family conventional	—	—	—	1,645	28
Multi-family conventional	—	—	—	136,873	2,292
Commercial non-owner occupied	—	—	—	148,626	2,504
Secured by nonfarm, nonresidential	—	—	—	45,144	448
Other	—	—	—	50,755	848
Negative escrow	—	—	—	2	—
Net deferred fees and other	—	—	—	(3,238)	—
Total	$—	$—	$—	$386,713	$6,426

(1)	Includes commercial real estate loans originated during 2011 and into 2012.

(2)	Greater than 90 days past due includes performing non-accrual loans.

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

Legacy CRE (1)
Property Type	30 Days Past Due	60 Days Past Due	90+ Days Past Due (2)	Balance	Total Reserves
(Dollars in thousands)
Construction one-to-four family	$—	$—	$387	$387	$—
Land	—	—	2,130	5,230	255
Commercial and industrial loans	—	—	—	215	151
One-to-four family conventional	103	—	241	648	46
One-to-four family closed end mortgage	—	—	—	294	24
Multi-family conventional	8,902	—	1,233	48,496	3,883
Commercial non-owner occupied	130	397	112,864	510,064	34,185
Secured by nonfarm, nonresidential	428	—	5,731	52,174	3,865
Negative escrow	—	—	—	2,596	—
Net deferred fees and other	—	—	—	(1,319)	—
Total	$9,563	$397	$122,586	$618,785	$42,409

(1)	Includes commercial real estate loans originated prior to 2011.

(2)	Greater than 90 days past due includes performing non-accrual loans.

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

Summary of Operations

Our net income applicable to common stock for the three months ended September 30, 2012 was $79.7 million ($1.36 per diluted share), compared to a loss of $(14.2) million (loss of $(0.26) per diluted share) for the three months ended September 30, 2011. For the nine months ended September 30, 2012, our net income applicable to common stock was $156.9 million ($2.61 per diluted share), as compared to a net loss of $(120.8) million (loss of $(2.18) per diluted share) during nine months ended September 30, 2011. All per share amounts and share counts have been adjusted to reflect the one-for-ten reverse stock split which began trading on a post-split basis on October 11, 2012 following receipt of stockholder approval at the Company's annual meeting of stockholders. The increase during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was affected by the following factors:

•
Net interest margin improved to 2.28 percent, as compared to 1.96 percent for the nine months ended September 30, 2011, primarily due to a decrease in our cost of funds and an increase in the average balances in our residential first mortgage loans held-for-sale loan portfolio;

•
Net interest income increased by $53.8 million to $223.3 million for the nine months ended September 30, 2012, primarily due to a decrease in FHLB advances rate of 66 basis points and in deposit rates of 42 basis points;

•
Provision for loan losses increased by $112.3 million from the nine months ended September 30, 2011, to $225.7 million, primarily as a result of refinements to existing loss models during the first quarter 2012;

•	Net gain on loan sales increased $558.1 million from the nine months ended September 30, 2011, to $751.9 million, primarily due to an increase in volume of loan sales and margins;

•
Representation and warranty reserve - change in estimate increased $150.3 million to $231.1 million for the nine months ended September 30, 2012, primarily due to refinements in the estimation process and an increase in forecasted demands of repurchase requests from GSEs; and

•
General and administrative expense increased $88.9 million to $156.0 million for the nine months ended September 30, 2012, primarily due to an assessment of overall litigation exposure from pending and threatened litigation resulting in a $40.0 million increase in the reserve for such matters and a $31.5 million increase in consulting and legal fee expenses.

See "Results of Operations" below.

Selected Financial Ratios
(Dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Return on average assets	2.10%	(0.43)%	1.43%	(1.23)%
Return on average equity	25.78%	(4.90)%	18.04%	(13.39)%
Efficiency ratio	67.3%	84.6%	61.7%	98.3%
Efficiency ratio (credit-adjusted) (1)	46.9%	53.5%	43.8%	64.4%
Equity/assets ratio (average for the period)	8.16%	8.80%	7.93%	9.20%
Mortgage loans originated (2)	$14,513,635	$6,926,451	$38,230,061	$16,425,699
Other loans originated	$165,668	$322,558	$640,697	$506,430
Mortgage loans sold and securitized	$13,876,626	$6,782,795	$37,483,736	$16,974,821
Interest rate spread – bank only (3)	1.84%	2.02%	2.02%	1.75%
Net interest margin – bank only (4)	2.21%	2.30%	2.33%	2.01%
Interest rate spread – consolidated (3)	1.81%	2.01%	2.00%	1.74%
Net interest margin – consolidated (4)	2.16%	2.25%	2.28%	1.96%
Average common shares outstanding (5)	55,801,692	55,448,945	55,735,095	55,400,025
Average fully diluted shares outstanding (5)	56,233,165	55,448,945	56,083,757	55,400,025
Average interest earning assets	$13,476,917	$11,677,994	$13,021,941	$11,483,759
Average interest paying liabilities	$10,737,734	$10,337,645	$10,943,347	$10,365,972
Average stockholders' equity	$1,236,411	$1,159,825	$1,160,031	$1,202,923
Charge-offs to average investment loans	2.12%	1.83%	4.83%	2.36%

	September 30, 2012	December 31, 2011	September 30, 2011
Equity-to-assets ratio	8.39%	7.92%	8.44%
Tier 1 capital ratio (to adjusted total assets) (6)	9.31%	8.95%	9.31%
Total risk-based capital ratio (to risk-weighted assets) (6)	17.58%	16.64%	17.64%
Book value per common share (5)	$17.76	$14.80	$16.30
Number of common shares outstanding (5)	55,828,470	55,577,564	55,501,511
Mortgage loans serviced for others	$82,414,799	$63,770,676	$56,772,598
Weighted average service fee (basis points)	30.1	30.8	30.5
Capitalized value of mortgage servicing rights	0.83%	0.80%	0.77%
Ratio of allowance for loan losses to non-performing loans held-for-investment (7)	76.5%	65.1%	63.4%
Ratio of allowance for loan losses to loans held-for-investment (7)	4.65%	4.52%	4.13%
Ratio of non-performing assets to total assets (bank only)	3.48%	4.43%	4.09%
Number of bank branches	111	113	162
Number of loan origination centers	31	27	29
Number of employees (excluding loan officers and account executives)	3,240	2,839	2,993
Number of loan officers and account executives	336	297	306

(1)	See Non-GAAP reconciliation.

(2)	Includes residential first mortgage and second mortgage loans.

(3)
Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of the net interest income divided by that period's average interest-earning assets.

(5)	Restated for a one-for-ten reverse stock split announced September 27, 2012 and trading began on October 11, 2012.

(6)
Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk-based capital. These ratios are applicable to the Bank only.

(7)	Bank only and does not include non-performing loans held-for-sale.

Results of Operations

         Net income applicable to common stockholders for the three months ended September 30, 2012 was $79.7 million, $1.36 per diluted share, a $93.9 million increase from the loss of $14.2 million, $(0.26) per diluted share, during the three months ended September 30, 2011. The increase in net income resulted from a $161.2 million increase in non-interest income, a $7.5 million increase in net interest income, offset by a $82.3 million increase in non-interest expense and a $15.9 million increase in provision for loan losses.

Net income applicable to common stockholders for the nine months ended September 30, 2012 was $156.9 million, $2.61 per diluted share, a $277.7 million increase from the loss of $120.8 million, $(2.18) per diluted share, during the nine months ended September 30, 2011. The overall increase resulted from a $468.6 million increase in non-interest income and a $53.8 million increase in net interest income, offset by a $112.3 million increase in provision for loan losses and a $163.2 million increase in non-interest expense.

Net Interest Income

We recognized $73.1 million in net interest income for the three months ended September 30, 2012, which represented an increase of 11.4 percent, compared to $65.6 million reported for the three months ended September 30, 2011. The $7.5 million increase for three months ended September 30, 2012 is primarily due to a decrease in overall cost of funds to 1.73 percent from 2.09 percent in the three months ended September 30, 2011. Net interest income represented 21.1 percent of our total revenue during the three months ended September 30, 2012, compared to 36.8 percent for the three months ended September 30, 2011.

For the nine months ended September 30, 2012, we recognized $223.3 million in net interest income, which represented an increase of 31.7 percent, compared to $169.5 million reported for the nine months ended September 30, 2011. The $53.8 million increase for nine months ended September 30, 2012, is primarily due to a decrease in overall cost of funds to 1.74 percent from 2.19 percent in the nine months ended September 30, 2011. Net interest income represented 23.3 percent of our total revenue during the nine months ended September 30, 2012, compared to 38.8 percent for the nine months ended September 30, 2011.

Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities.

For the three months ended September 30, 2012, we had average interest-earning assets of $13.5 billion, compared to $11.7 billion for the three months ended September 30, 2011. The increase in average interest-earning assets reflects a $1.3 billion increase in average loans held-for-sale and a $0.2 billion increase in average loans held-for-investment. Average-interest-bearing liabilities totaled $10.7 billion for the three months ended September 30, 2012, compared to $10.3 billion for the three months ended September 30, 2011. The increase of $0.4 billion reflects a $0.4 billion increase in average deposits for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

The increase in interest income was primarily driven by an increase in the average balance of available-for-sale residential first mortgage loans due to the increase in residential first mortgage originations during the three months ended September 30, 2012, and an increase in commercial loans held-for-investment driven by new commercial relationships. Interest expense for the three months ended September 30, 2012 decreased to $46.7 million, compared to $54.4 million for three months ended September 30, 2011. The average cost of interest-bearing liabilities decreased 36 basis points from 2.09 percent for the three months ended September 30, 2011 to 1.73 percent for the three months ended September 30, 2012 and the average yield on interest-earning assets decreased 55 basis points, from 4.09 percent for the three months ended September 30, 2011 to 3.54 percent for the three months ended September 30, 2012. The decrease was a result of lower levels of market interest rates. As a result, our interest rate spread was 1.81 percent for the three months ended September 30, 2012, compared to 2.01 percent for the three months ended September 30, 2011. The decline in our interest rate spread was primarily due to a decrease in variable yields and yields on shorter-duration assets, without any corresponding decline in overall funding costs.

Our consolidated net interest margin for the three months ended September 30, 2012 was 2.16 percent, compared to 2.25 percent for the three months ended September 30, 2011. The Bank recorded a net interest margin of 2.21 percent for the three months ended September 30, 2012, compared to 2.30 percent for the three months ended September 30, 2011.

For the nine months ended September 30, 2012, we had average interest-earning assets of $13.0 billion, compared to $11.5 billion for the nine months ended September 30, 2011. The increase in average interest-earning assets reflects a $1.1 billion increase in average loans available-for-sale and a $0.6 billion increase in average loans held-for-investment. Average interest-bearing liabilities totaled $10.9 billion for the nine months ended September 30, 2012, compared to $10.4 billion for the nine months ended September 30, 2011. The increase reflects a $0.4 billion increase in average FHLB advances and a $0.2 billion increase in average deposits for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Interest income for the nine months ended September 30, 2012 was $365.6 million, an increase of 7.7 percent from the $339.3 million recorded for the nine months ended September 30, 2011. The increase in interest income was primarily driven by an increase in the average balance of available-for-sale residential first mortgage loans due to the increase in mortgage originations during the nine months ended September 30, 2012, and an increase in commercial loans held-for-investment driven by new commercial relationships. Interest expense for the nine months ended September 30, 2012 was $142.3 million, a 16.2 percent decrease, compared to $169.8 million for the nine months ended September 30, 2011. The average cost of interest-bearing liabilities decreased 45 basis points from 2.19 percent for the nine months ended September 30, 2011 to 1.74 percent for the nine months ended September 30, 2012 and the average yield on interest-earning assets decreased 19 basis point, from 3.93 percent for the nine months ended September 30, 2011 to 3.74 percent for the nine months ended September 30, 2012. As a result, our interest rate spread was 2.00 percent for the nine months ended September 30, 2012, compared to 1.74 percent for the nine months ended September 30, 2011.

Our consolidated net interest margin was positively impacted by the expansion of our interest rate spread during the nine months ended September 30, 2012 . The result was a net interest margin for the nine months ended September 30, 2012 of 2.28 percent, compared to 1.96 percent the nine months ended September 30, 2011. The Bank recorded a net interest margin of 2.33 percent for the nine months ended September 30, 2012, compared to 2.01 percent for the nine months ended September 30, 2011.

The following tables present on a consolidated basis (rather than on a Bank-only basis) interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income recorded on our loans is adjusted by the amortization of net premiums, net deferred loan origination costs and the amount of negative amortization (i.e., capitalized interest) arising from our option power ARM loans. These adjustments to interest income during the three and nine months ended September 30, 2012 was a net reduction of $1.0 million and $3.1 million, respectively, compared to an increase of $1.8 million and a net increase of $1.0 million during the three and nine months ended September 30, 2011, respectively. Non-accruing loans were included in the average loans outstanding.

	For the Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$3,301,860	$30,578	3.70%	$2,041,173	$22,187	4.35%
Loans repurchased with government guarantees	2,070,813	15,450	2.98%	1,790,464	14,966	3.34%
Loans held-for-investment
Consumer loans (1)	4,717,672	51,078	4.32%	4,857,771	55,215	4.54%
Commercial loans (1)	1,815,897	17,052	3.67%	1,429,449	17,598	4.82%
Loans held-for-investment	6,533,569	68,130	4.14%	6,287,220	72,813	4.60%
Securities classified as available-for-sale or trading	505,361	4,912	3.89%	840,490	9,626	4.58%
Interest-earning deposits and other	1,065,314	672	0.25%	718,647	433	0.24%
Total interest-earning assets	13,476,917	119,742	3.54%	11,677,994	120,025	4.09%
Other assets	1,680,208			1,503,828
Total assets	$15,157,125			$13,181,822
Interest-Bearing Liabilities
Demand deposits (2)	$364,612	$246	0.27%	$401,647	$311	0.31%
Savings deposits (2)	1,768,897	2,886	0.65%	1,250,844	2,288	0.73%
Money market deposits	457,425	530	0.46%	580,508	946	0.65%
Certificates of deposit (2)	3,227,201	9,847	1.21%	2,811,458	12,178	1.72%
Total retail deposits	5,818,135	13,509	0.92%	5,044,457	15,723	1.24%
Demand deposits	107,944	130	0.48%	84,114	114	0.54%
Savings deposits	291,046	404	0.55%	485,815	796	0.65%
Certificates of deposit	375,922	601	0.64%	289,063	396	0.54%
Total government deposits	774,912	1,135	0.58%	858,992	1,306	0.60%
Wholesale deposits	334,595	3,175	3.77%	657,557	5,650	3.41%
Total deposits	6,927,642	17,819	1.02%	6,561,006	22,679	1.37%
FHLB advances	3,561,532	27,091	3.03%	3,528,054	30,121	3.39%
Other	248,560	1,753	2.81%	248,585	1,611	2.57%
Total interest-bearing liabilities	10,737,734	46,663	1.73%	10,337,645	54,411	2.09%
Other liabilities (3)	3,182,980			1,684,352
Stockholders’ equity	1,236,411			1,159,825
Total liabilities and stockholders equity	$15,157,125			$13,181,822
Net interest-earning assets	$2,739,183			$1,340,349
Net interest income		$73,079			$65,614
Interest rate spread (4)			1.81%			2.01%
Net interest margin (5)			2.16%			2.25%
Ratio of average interest-earning assets to interest-bearing liabilities			125.5%			113.0%

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

(2)	The three months ended September 30, 2011 includes $565.4 million of average demand deposits accounts, savings accounts and certificates of deposit that relate to the Georgia and Indiana sale.

(3)	Includes company controlled deposits that arise due to the servicing of loans for others, which do not bear interest.

(4)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(5)	Net interest margin is net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets
Loans held-for-sale	$2,892,439	$83,912	3.87%	$1,746,202	$58,695	4.48%
Loans repurchased with government guarantees	2,053,455	49,910	3.24%	1,763,055	41,002	3.10%
Loans held-for-investment
Consumer loans (1)	4,781,021	155,705	4.35%	4,675,795	163,199	4.66%
Commercial loans (1)	1,802,619	54,150	3.95%	1,290,474	47,338	4.84%
Loans held-for-investment	6,583,640	209,855	4.24%	5,966,269	210,537	4.70%
Securities classified as available-for-sale or trading	644,166	20,333	4.21%	732,316	26,673	4.86%
Interest-earning deposits and other	848,241	1,546	0.24%	1,275,917	2,358	0.25%
Total interest-earning assets	13,021,941	365,556	3.74%	11,483,759	339,265	3.93%
Other assets	1,606,255			1,593,237
Total assets	$14,628,196			$13,076,996
Interest-Bearing Liabilities
Demand deposits (2)	$357,715	$687	0.26%	$403,236	$1,035	0.34%
Savings deposits (2)	1,736,348	9,609	0.74%	1,170,057	7,023	0.80%
Money market deposits	475,477	1,766	0.50%	572,041	3,081	0.72%
Certificates of deposit (2)	3,142,051	29,992	1.28%	2,998,440	40,891	1.82%
Total retail deposits	5,711,591	42,054	0.98%	5,143,774	52,030	1.35%
Demand deposits	100,850	369	0.49%	76,160	309	0.54%
Savings deposits	277,970	1,171	0.56%	425,998	2,071	0.65%
Certificates of deposit	376,628	1,843	0.65%	259,573	1,221	0.63%
Total government deposits	755,448	3,383	0.60%	761,731	3,601	0.63%
Wholesale deposits	343,682	9,689	3.77%	745,879	18,972	3.40%
Total Deposits	6,810,721	55,126	1.08%	6,651,384	74,603	1.50%
FHLB advances	3,884,049	81,870	2.82%	3,465,986	90,317	3.48%
Other	248,577	5,270	2.83%	248,602	4,834	2.60%
Total interest-bearing liabilities	10,943,347	142,266	1.74%	10,365,972	169,754	2.19%
Other liabilities (3)	2,524,818			1,508,101
Stockholders’ equity	1,160,031			1,202,923
Total liabilities and stockholders equity	$14,628,196			$13,076,996
Net interest-earning assets	$2,078,594			$1,117,787
Net interest income		$223,290			$169,511
Interest rate spread (4)			2.00%			1.74%
Net interest margin (5)			2.28%			1.96%
Ratio of average interest-earning assets to interest-bearing liabilities			119.0%			110.8%

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

(2)	The nine months ended September 30, 2011 includes $583.0 million of average demand deposits accounts, savings accounts and certificates of deposit that relate to the Georgia and Indiana sale.

(3)	Includes company controlled deposits that arise due to the servicing of loans for others, which do not bear interest.

(4)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	For the Three Months Ended September 30,
	2012 Versus 2011 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$(5,319)	$13,710	$8,391
Loans repurchased with government guarantees	(1,857)	2,341	484
Loans held-for-investment
Consumer loans (1)	(2,547)	(1,590)	(4,137)
Commercial loans (2)	(5,203)	4,657	(546)
Total loans held-for-investment	(7,750)	3,067	(4,683)
Securities available-for-sale or trading	(877)	(3,837)	(4,714)
Interest-earning deposits and other	(20,561)	20,800	239
Total other interest-earning assets	$(36,364)	$36,081	$(283)
Interest-Bearing Liabilities
Demand deposits	$(37)	$(28)	$(65)
Savings deposits	(342)	940	598
Money market deposits	(217)	(199)	(416)
Certificates of deposit	(4,117)	1,786	(2,331)
Total retail deposits	(4,713)	2,499	(2,214)
Demand deposits	(16)	32	16
Savings deposits	(76)	(316)	(392)
Certificates of deposit	87	118	205
Total government deposits	(5)	(166)	(171)
Wholesale deposits	277	(2,752)	(2,475)
Total deposits	(4,441)	(419)	(4,860)
FHLB advances	(3,313)	283	(3,030)
Other	142	—	142
Total interest-bearing liabilities	$(7,612)	$(136)	$(7,748)
Change in net interest income	$(28,752)	$36,217	$7,465

(1)	Consumer loans include residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and commercial lease financing loans.

	For the Nine Months Ended September 30,
	2012 Versus 2011 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$(13,312)	$38,529	$25,217
Loans repurchased with government guarantees	2,154	6,754	8,908
Loans held-for-investment
Consumer loans (1)	(11,169)	3,675	(7,494)
Commercial loans (2)	(11,769)	18,581	6,812
Total loans held-for-investment	(22,938)	22,256	(682)
Securities available-for-sale or trading	(3,129)	(3,211)	(6,340)
Interest-earning deposits and other	(20)	(792)	(812)
Total other interest-earning assets	$(37,245)	$63,536	$26,291
Interest-Bearing Liabilities
Demand deposits	$(231)	$(117)	$(348)
Savings deposits	(823)	3,409	2,586
Money market deposits	(794)	(521)	(1,315)
Certificates of deposit	(12,863)	1,964	(10,899)
Total retail deposits	(14,711)	4,735	(9,976)
Demand deposits	(40)	100	60
Savings deposits	(178)	(722)	(900)
Certificates of deposit	70	552	622
Total government deposits	(148)	(70)	(218)
Wholesale deposits	975	(10,258)	(9,283)
Total deposits	(13,884)	(5,593)	(19,477)
FHLB advances	(19,373)	10,926	(8,447)
Other	436	—	436
Total interest-bearing liabilities	$(32,821)	$5,333	$(27,488)
Change in net interest income	$(4,424)	$58,203	$53,779

(1)	Consumer loans include residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and commercial lease financing loans.

Provision for Loan Losses

The provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.

The provision for loan losses was $52.6 million for the three months ended September 30, 2012, an increase from $36.7 million for the three months ended September 30, 2011. Loan loss provision expense increased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to the refinements to existing loss models adopted during the first quarter 2012, as well as higher levels of loan modifications, compared to the three months ended September 30, 2011. Net charge-offs for three months ended September 30, 2012 totaled $34.6 million, compared to $28.7 million for the three months ended September 30, 2011. As a percentage of the average loans held-for-investment, net charge-offs for the three months ended September 30, 2012 increased to 2.12 percent from 1.83 percent for the three months ended September 30, 2011. The increase in the provision coupled with an increase in net charge-offs during the three months ended September 30, 2012, increased the allowance for loan losses to $305.0 million at September 30, 2012. During the three months ended September 30, 2012, we also increased the portion of the reserve related to troubled debt restructurings ("TDRs") to reflect management's view of higher probable losses within that portfolio of modified loans.

During the nine months ended September 30, 2012, we recorded a provision for loan losses of $225.7 million as compared to $113.4 million recorded during the nine months ended September 30, 2011. The increase in the provision during the nine months ended September 30, 2012 resulted in an allowance for loan losses of $305.0 million at September 30, 2012 and $318.0 million at December 31, 2011. Net charge-offs for nine month period ended September 30, 2012 totaled $238.7 million, compared to $105.4 million during the nine months ended September 30, 2011. The increase was primarily due to refinements in our loss models implemented in the first quarter 2012 and continued elevated levels of loan modifications. As a percentage of the average loans held-for-investment, net charge-offs for the nine months ended June 30, 2011increased to 4.83 percent from 2.36 percent during the nine months ended September 30, 2011.

See the section captioned "Allowance for Loan Losses" in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The following table sets forth the components of our non-interest income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Loan fees and charges	$37,359	$18,383	$102,116	$49,233
Deposit fees and charges	5,255	7,953	15,216	23,297
Loan administration income (loss)	11,099	(3,478)	74,997	66,308
Net gain (loss) on trading securities	237	20,385	(2,023)	20,414
Loss on transferors’ interest	(118)	(186)	(1,771)	(4,825)
Net gain on loan sales	334,427	103,858	751,945	193,869
Net loss on sales of mortgage servicing rights	(1,332)	(2,587)	(4,631)	(5,080)
Net gain on securities available-for-sale	2,616	—	2,946	—
Net gain on sale of assets	—	1,041	—	1,297
Total other-than-temporary impairment gain	—	51,003	2,810	35,993
Loss recognized in other comprehensive income before taxes	—	(52,325)	(5,002)	(52,899)
Net impairment losses recognized in earnings	—	(1,322)	(2,192)	(16,906)
Representation and warranty reserve – change in estimate	(124,492)	(38,985)	(231,058)	(80,776)
Other fees and charges	8,686	7,489	29,903	20,064
Total non-interest income	$273,737	$112,551	$735,448	$266,895

Total non-interest income was $273.7 million during the three months ended September 30, 2012, which was a $161.1 million increase from $112.6 million of non-interest income during the three months ended September 30, 2011. The increase during the three months ended September 30, 2012, was primarily due to an increase in net gain on loan sales, net loan fees and charges and net loan administration, partially offset by an increase in representation and warranty provision - change in estimate and a decrease in net gain on trading securities. During the nine months ended September 30, 2012, total non-interest income increased to $735.4 million, from $266.9 million of non-interest income during the nine months ended September 30, 2011. The changes during the nine months ended September 30, 2012, were primarily due to the same reasons stated above. Factors affecting the comparability of the primary components of non-interest income are discussed in the following paragraphs.

Loan fees and charges. Our lending operation and banking operation both earn loan origination fees and collect other charges in connection with originating residential first mortgages, commercial loans and other consumer loans. For the three months ended September 30, 2012, we recorded loan fees and charges of $37.4 million, an increase of $19.0 million from the $18.4 million recorded during the three months ended September 30, 2011. Loan fees and charges during the nine months ended September 30, 2012 were $102.1 million, compared to $49.2 million recorded during the nine months ended September 30, 2011. The increase in loan fees is related to the increase in the residential first mortgage loan originations during the nine months ended September 30, 2011. Commercial loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. We account for substantially all residential first mortgage originations as held-for-sale using the fair value method and no longer apply deferral of non-refundable fees and costs to those loans.

Deposit fees and charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. Our total number of customer checking accounts decreased 16.9 percent from approximately 129,922 on September 30, 2011 to 107,986 as of September 30, 2012. The divestiture of the Georgia and Indiana banking centers in December 2011 included the sale of approximately 22,000 customer checking accounts and represented most of the decrease.

Total deposit fees and charges decreased 33.9 percent during the three months ended September 30, 2012 to $5.3 million, compared to $8.0 million during the three months ended September 30, 2011. The primary reason for the decrease in deposit fees and charges was the divestiture of the Georgia and Indiana banking centers in December 2011. Georgia and Indiana combined provided $2.0 million of the deposit fees and charges during the three months ended September 30, 2011 and an average balance for the three months ended September 30, 2011 of $565.4 million in average demand deposit accounts, savings accounts and certificates of deposit. The Federal Reserve final ruling regarding interchange fees had a negative impact on debit card fee income beginning October 1, 2011, with the average fee per transaction dropping from 50 cents during the three months ended September 30, 2011 to 24 cents during the three months ended September 30, 2012.

Total deposit fees and charges decreased $8.1 million to $15.2 million, or 34.7 percent, during the nine months ended September 30, 2012 from $23.3 million during the nine months ended September 30, 2011. The primary reason for the decrease in deposit fees and charges was the divestiture of the Georgia and Indiana banking centers in December 2011. Georgia and Indiana combined provided $5.9 million of the deposit fees and charges during the nine months ended September 30, 2011 and an average balance for the nine months ended September 30, 2011 of $583.0 million in average demand deposit accounts, savings accounts and certificates of deposit. Debit card fee income decreased to $1.9 million during the nine months ended September 30, 2012 from $5.5 million during the nine months ended September 30, 2011 due to the Federal Reserve final ruling regarding interchange fees.

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

The following table summarizes net loan administration income (loss).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Servicing income on residential first mortgage servicing
Servicing fees, ancillary income and charges (1)	$53,636	$40,524	$152,878	$126,906
Fair value adjustments	(74,314)	(162,804)	(165,897)	(207,598)
Gain on hedging activity	31,777	118,802	88,016	147,000
Total net loan administration income (2)	$11,099	$(3,478)	$74,997	$66,308

(1)	Includes the servicing fees, ancillary income and charges on other consumer mortgage servicing.

(2)
Loan administration income does not reflect the impact of securities deployed as economic hedges of MSR assets. These positions, recorded as securities - trading, provided $0.2 million in gains and $2.0 million in losses in the three and nine months ended September 30, 2012, respectively, compared to $20.4 million in gains for both the three and nine months ended September 30, 2011. These positions, which are on the balance sheet, also contributed $0.1 million and $1.9 million in interest income for the three and nine months ended September 30, 2012, respectively, compared to $1.4 million and $2.5 million during the three and nine months ended September 30, 2011, respectively.

The loan administration income increase was due to favorable fair value adjustments to our MSRs and increases in servicing fees, ancillary income and charges on our residential first mortgage servicing due to an increase in the average balance in the portfolio of loans serviced for others during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The total unpaid principal balance of loans serviced for others at September 30, 2012 was $82.4 billion, compared to $56.8 billion at September 30, 2011.

Loan administration income was $75.0 million for the nine months ended September 30, 2012, compared to $66.3 million during the nine months ended September 30, 2011. The increase was primarily due to favorable fair value adjustments to our MSRs and increases in servicing fees, ancillary income and charges on our residential first mortgage servicing due to an increase in the average balance in the portfolio of loans serviced for others. During the nine months ended September 30, 2012 and 2011, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $3.6 billion and $9.2 billion, respectively.

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

For U.S. Treasury bonds held, we recorded a gain of $0.2 million for the three months ended September 30, 2012, all of which was related to an unrealized gain on U.S. Treasury bonds held at September 30, 2012. For the three months ended September 30, 2011, we recorded a gain of $20.4 million for the three months ended September 30, 2011, all of which was related to an unrealized gain on U.S. Treasury bonds held at September 30, 2011.

For the nine months ended September 30, 2012, we recorded a loss of $2.0 million on U.S. Treasury bonds held, of which $21.5 million was related to an unrealized loss on U.S. Treasury bonds and $19.5 million was related to a realized gain on the sale of U.S. Treasury bonds held at September 30, 2012. For the nine months ended September 30, 2011, we recorded a gain of $20.4 million, all of which was related to an unrealized gain on U.S. Treasury bonds held at September 30, 2011.

Loss on transferor interests. Losses on transferor's interest are a result of a reduction in the estimated fair value of our beneficial interests resulting from private securitizations. The loss during the three and nine months ended September 30, 2012 are primarily due to continued increases in expected credit losses on the assets underlying the securitizations. We have not engaged in any private-label securitization activity since 2007.

We recognized losses of $0.1 million and $0.2 million for the three months ended September 30, 2012 and September 30, 2011, respectively, all of which was related to a reduction in the transferor's interest related to our HELOC securitizations. At September 30, 2012, our expected liability was $0.5 million, compared to $2.1 million at September 30, 2011.

For the nine months ended September 30, 2012 and September 30, 2011, we recognized a losses of $1.8 million and $4.8 million, respectively, all of which was related to a reduction in the transferor’s interest related to our HELOC securitizations.

Net gain on loan sales. Our home lending operation, or our mortgage banking business, records the transaction fee income it generates from the origination, securitization and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans originated for sale and the fair value of these loans, net of related selling expenses. Net gain on loan sales is increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments, increases to the representation and warranty reserve (formerly known as secondary market reserve) related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Historically, pricing competition on mortgage loans is lower in periods of low or decreasing interest rates, due to higher consumer demand as usually evidenced by higher loan origination levels, resulting in higher spreads on origination. Conversely, pricing competition increases when interest rates rise, which generally reduce consumer demand, thus decreasing spreads on origination and compressing gain on sale. During 2012, the net gain was favorably impacted by the significant volume of mortgage activity due to the attractive rate environment and associated spreads available from securities sold that are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net gain on loan sales	$334,427	$103,858	$751,945	$193,869
Mortgage rate lock commitments	$18,089,000	$13,097,000	$50,489,000	$25,051,000
Loans sold or securitized	$13,876,626	$6,782,795	$37,483,736	$16,974,821
Net margin on loan sales	2.42%	1.53%	2.01%	1.14%

Net gain on loan sales increased for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, as a result of increased residential first mortgage originations and continued strong margins on sales of the originations, as well as a reduction in overall hedging costs. For the three months ended September 30, 2012, the mortgage rate-lock commitments on residential first mortgages of $18.1 billion increased, compared to $13.1 billion in the three months ended September 30, 2011, and loan sales of $13.9 billion in loans for the three months ended September 30, 2012 also increased, compared to $6.8 billion sold during the three months ended September 30, 2011. The increase in the mortgage rate-lock commitments during the three months ended September 30, 2012, which was reflective of strong demand in mortgage rate-lock commitments due to a low-interest rate environment and a concurrent increase in overall pricing.

Net gain on loan sales increased during the nine months ended September 30, 2012, from the nine months ended September 30, 2011. The increase included the sale of $37.5 billion in loans during the nine months ended September 30, 2012, compared to $17.0 billion sold in the nine months ended September 30, 2011. For the nine months ended September 30, 2012, the mortgage rate-lock commitments on residential first mortgages increased to $50.5 billion, compared to $25.1 billion in the nine months ended September 30, 2011. The increase in gain on loan sales was primarily due to increases in both residential first mortgage rate lock commitments and sales of residential first mortgage loans, as well as an increase in gain on loan sale margin. In late 2011, we executed a number of mortgage banking initiatives designed to leverage nationwide distribution and longstanding customer relationships and grow wholesale customer relationships and increase mortgage market share. Specifically, we added staff to facilitate loan growth, including reworking process flows for improved efficiency, as well as increasing underwriting and fulfillment staffing levels, while simultaneously implementing more robust quality control measures. As a result of these initiatives and the continued dislocation in the mortgage market space, we have been able to gain market share as we continue our emphasis as a top national mortgage lender.

Our calculation of net gain on loan sales reflects adoption of fair value accounting for the majority of mortgage loans held-for-sale beginning January 1, 2009. The change of method was made on a prospective basis; therefore, only mortgage loans held-for-sale that were originated after 2009 have been affected. In addition, we also had changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held-for-investment and provisions to representation and warranty reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to a gain of $5.8 million and $64.0 million for the three and nine months ended September 30, 2012, respectively, compared to a gain of $26.5 million and a loss of $21.0 million during the three and nine months ended September 30, 2011, respectively. The portion of the gain on sale that is allocated to the representation and warranty reserve, which represents our initial estimate of losses on probable mortgage repurchases amounted to $6.4 million and $17.1 million for the three and nine months ended September 30, 2012, respectively, compared to $1.8 million and $5.5 million during the three and nine months ended September 30, 2011, respectively.

Net loss on sales of mortgage servicing rights. As part of our business model, our mortgage banking operation occasionally sells MSRs in transactions separate from the sale of the underlying loans. Because we carry our MSRs at fair value, we would not expect to realize significant gains or losses at the time of the sale. Instead, our income or loss on changes in the valuation of MSRs would be recorded through our loan administration income.

For the three months ended September 30, 2012, we recorded losses on sales of MSRs of $1.3 million, compared to $2.6 million for the three months ended September 30, 2011. During the three months ended September 30, 2012, we sold $1.2 billion of servicing rights on a bulk basis associated with underlying mortgage loans and $0.1 billion on a servicing released basis (i.e., sold together with the sale of the underlying loans). During the three months ended September 30, 2011, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $4.6 billion and on a servicing released basis (i.e., sold together with the sale of the underlying loans) totaling $0.2 billion.

We recorded losses on sales of MSRs of $4.6 million for the nine months ended September 30, 2012, compared to $5.1 million recorded for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we sold $3.6 billion of servicing rights on a bulk basis associated with underlying mortgage loans and $0.4 billion on a servicing released basis (i.e., sold together with the sale of the underlying loans). During the nine months ended September 30, 2011, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $9.2 billion and on a servicing released basis (i.e., sold together with the sale of the underlying loans) totaling $0.9 billion.

    Net gain on securities available-for-sale. Securities classified as available-for-sale are comprised of U.S. government sponsored agencies, non-agency collateralized mortgage obligations ("CMOs"), mortgage securitization and municipal obligations.

Gains on the sale of U.S. government sponsored agency securities available-for-sale that are booked with underlying mortgage products originated by the Bank, are reported within net gain on loan sales. Securities in U.S. government sponsored agency securities available-for-sale typically have remained in the portfolio less than 90 days before sale. Gains on sale for all other available-for-sale securities types are reported in net gain on sale of available-for-sale securities.

During the three months ended September 30, 2012, we sold $4.6 million of purchased U.S. government sponsored agencies resulting in a net gain of $0.5 million, compared to no sales of purchased U.S. government sponsored agencies during the three months ended September 30, 2011. During the three months ended September 30, 2012 we sold $210.9 million of purchased non-agency CMOs, which included a net gain of $2.2 million. During the three months ended September 30, 2011 there were no sales of non-agency CMOs. The sale of the remaining non-agency CMOs and seasoned agency securities completed during the three months ended September 30, 2012. As a result of the sale of these securities, the Company also recognized $19.9 million of tax benefits representing the recognition of the residual tax effect associated with previously unrealized losses on these securities recorded in other comprehensive income.

During the nine months ended September 30, 2012, we sold $4.6 million of purchased U.S. government sponsored agencies resulting in a gain of $0.5 million, compared to no sales during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we sold $210.9 million of purchased non-agency CMOs, which included a net gain on sale of $2.6 million. During the nine months ended September 30, 2011, there were no sales of purchased non-agency CMOs.

Net impairment loss recognized through earnings. We recognize other-than-temporary impairments ("OTTI") related to credit losses through operations with any remainder recognized through other comprehensive income (loss). During the three month period ending September 30, 2012, we sold our remaining portfolio of non-agency CMOs and as of September 30, 2012 we no longer carry any OTTI associated with the non-agency CMOs. For the nine months ended September 30, 2012, there was $2.2 million of credit losses recognized with respect to the non-agency CMOs, as the result of forecasted continued depreciation in home values which serve as collateral for these securities. In the three and nine months ended September 30, 2011, there were $1.3 million and $16.9 million, respectively, of credit losses recognized with respect to the non-agency CMOs. All OTTI due to credit losses were recognized as expense in current operations. For further information on impairment losses, see Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

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

Estimating the balance of the representation and warranty reserve involves using assumptions regarding future repurchase request volumes, expected loss severity on these requests and claims appeal success rates. The assumptions used to estimate the representation and warranty reserve contain a level of uncertainty and risk that could have a material impact on the reserve balance if they differ from actual results. For instance, to illustrate the sensitivity of the reserve to adverse changes, if the expected levels of demands in the model assumptions increased or decreased by 20.0 percent at September 30, 2012, the result would be a $26.0 million increase or decrease in the representation and warranty reserve balance. If our loss severity rate increased or decreased by 20.0 percent at September 30, 2012, the result would be a $38.0 million increase or decrease in the representation and warranty reserve balance.

During the three months ended September 30, 2012, we recorded an expense of $124.5 million which is an increase in our representation and warranty reserve due to our change in estimate of expected losses from probable repurchase obligations related to loans sold in prior periods, compared to the $39.0 million recorded in the three months ended September 30, 2011. The increase from the three months ended September 30, 2011 reflects two major components. First, recent changes in behavior by and enhanced transparency from the GSEs, primarily related to loans originated prior to 2009 (i.e., pre-2009 vintages), caused an increase in forecasted demands. Second, during the three months ended September 30, 2012 we made a number of enhancements to the repurchase operations, including installing new leadership, adding full time employees and increasing processing capacity. Part of our enhancements included a significant effort during the three months ended September 30, 2012 to reduce the size and improve the aging of our current repurchase demand pipeline. As a result of these efforts, net-charge offs of loans repurchases increased, which had a negative impact on our loss rates in the model, driving an increase in reserves.

During the nine months ended September 30, 2012, we recorded an expense of $231.1 million which is an increase in our representation and warranty reserve due to our change in estimate of expected losses from probable repurchase obligations related to loans sold in prior periods, compared to the $80.8 million recorded in the nine months ended September 30, 2011.

During late 2011 and throughout 2012, we continued to see an increase in demand request activity from mortgage investors. As a result of the increased demand request activity and communications with mortgage investors, during the first quarter 2012 we refined the representation and warranty reserve methodology to more effectively incorporate the most recent observable data and trends. This is consistent with the improved risk segmentation and qualitative analysis and modeling performed for other similar reserve estimates, and consistent with expectations of the Bank's primary regulator and the continuing evaluation of the performance dynamics within the mortgage industry. Our enhanced first quarter 2012 methodology added granularity to the model by segmenting the sold portfolio by vintage years and investor to assign assumptions specific to each segment. Key assumptions in the model include investor audits, demand requests, appeal loss rates, loss severity and recoveries. See “Liabilities - Representation and warranty reserve" below.

Other fees and charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries, Douglas Insurance Agency, Inc. and Paperless Office Solutions, Inc.

During the three months ended September 30, 2012, we recorded $2.2 million in dividends on an average outstanding balance of FHLB stock of $301.7 million, compared to $2.1 million in dividends on an average balance of FHLB stock outstanding of $301.7 million for the three months ended September 30, 2011.

During the nine months ended September 30, 2012, we recorded $6.8 million in dividends on an average outstanding balance of FHLB stock of $301.7 million, compared to $6.4 million in dividends on an average balance of FHLB stock outstanding of $321.4 million for the nine months ended September 30, 2011.

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

NON-INTEREST EXPENSE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Compensation and benefits	$67,439	$55,464	$199,122	$164,954
Commissions	19,982	10,575	53,806	25,628
Occupancy and equipment	18,833	17,090	54,490	50,676
Asset resolution	12,487	34,515	70,108	95,906
Federal insurance premiums	12,643	10,665	37,071	30,180
Other taxes	2,037	660	3,372	2,193
Warrant (income) expense	1,516	(4,202)	3,513	(7,027)
Loss on extinguishment of debt	15,246	—	15,246	—
General and administrative	83,460	26,569	155,996	67,058
Total	233,643	151,336	592,724	429,568
Less: capitalized direct costs of loan closings	(152)	(645)	(989)	(724)
Total, net	$233,491	$150,691	$591,735	$428,844
Efficiency ratio (1)	67.3%	84.6%	61.7%	98.3%
Efficiency ratio (credit-adjusted) (2)	46.9%	53.5%	43.8%	64.4%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.

(2)	Based on efficiency ratios as calculated, less representation and warranty reserve - change in estimate and asset resolution expense, see "Use of Non-GAAP Financial Measures."

The 54.9 percent increase in non-interest expense during the three months ended September 30, 2012, compared to the three months ended September 30, 2011, was primarily due to increases in general and administrative expenses (primarily due to the assessment of our overall exposure from pending and threatened litigation), loss on extinguishment of debt, compensation and benefits and commissions, partially offset by a decrease in asset resolution expense. The 38.0 percent increase in non-interest expense during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily due to an increase in general and administrative expenses (primarily due to the assessment of our overall exposure from pending and threatened litigation), compensation and benefits, commissions and loss on extinguishment of debt.

Compensation and benefits. The $11.9 million increase in gross compensation and benefits expense for the three months ended September 30, 2012, compared to the three months ended September 30, 2011 is primarily attributable to a $7.4 million increase in compensation and benefits payable and a $2.1 million increase in general incentive compensation accruals, primarily related to increased underwriting and loan origination volume. In addition, temporary staffing increased $1.4 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

For the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, the $34.2 million increase in gross compensation and benefits expense is primarily attributable to a $21.2 million increase in compensation and benefits payable and a $6.6 million increase in general incentive compensation accruals. Temporary staffing increased $3.2 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Our full-time equivalent non-commissioned salaried employees increased overall by 247 from September 30, 2011 to a total of 3,240 at September 30, 2012.

Commissions. Commission expense, which is a variable cost associated with loan originations, totaled $20.0 million, equal to 14 basis points of total loan originations during the three months ended September 30, 2012, compared to $10.6 million, equal to 15 basis points of total loan originations in the three months ended September 30, 2011. The increase in commissions was primarily due to the increase in loan originations for the three months ended September 30, 2012. Loan originations increased to $14.7 billion for the three months ended September 30, 2012 from $7.2 billion for the three months ended September 30, 2011.

During the nine months ended September 30, 2012, commission expense totaled $53.8 million, equal to 14 basis points of total loan originations, compared to $25.6 million, equal to 15 basis points of total loan originations in the nine months ended September 30, 2011. The increase in commissions is primarily due to an increase in loan originations during the nine months ended September 30, 2012. Loan originations increased to $38.9 billion for the nine months ended September 30, 2012 from $16.9 billion in the nine months ended September 30, 2011.

Asset resolution. Asset resolution expenses consist of expenses associated with foreclosed properties (including the foreclosure claims in process with respect to government insured loans for which we file claims with the U.S. Department of Housing and Urban Development ("HUD")) and other disposition and carrying costs, loss provisions, and gains and losses on the sale of real estate owned properties that we have obtained through foreclosure or other proceedings.

For the three months ended September 30, 2012 asset resolution expenses decreased $22.0 million to $12.5 million, as compared to $34.5 million during the three months ended September 30, 2011. The decrease was primarily due to a $2.9 million decrease in foreclosure expenses related to commercial loans, compared to a $2.6 million in foreclosure expenses during the three months ended September 30, 2011. During the three months ended September 30, 2012, net repurchase expenses related to government insured loans decreased $18.1 million to $4.0 million, compared to $22.1 million during the three months ended September 30, 2011. During the three months ended September 30, 2012, we participated in a HUD-coordinated market auction of loans repurchased with government guarantees, which is expected to result in the conveyance in an accelerated fashion of $302.4 million (claims proceeds of $127.7 million received during the three months ended September 30, 2012 with the remainder expected to be received during fourth quarter 2012) of such loans at par value. As a result, the Company recognized a reduction in otherwise expected curtailments of debenture interest income, resulting in a decrease of $7.8 million benefit applied against asset resolution expense during the three months ended September 30, 2012. During the three months ended September 30, 2012, net foreclosure cost related to residential real estate owned and agency fees related to our loans serviced for others portfolio decreased $1.0 million to $8.8 million, compared to $9.8 million for the three months ended September 30, 2011.

For the nine months ended September 30, 2012, asset resolution expense decreased $25.8 million to $70.1 million compared to $95.9 million for the nine months ended September 30, 2011. The decrease was primarily due to a $27.0 million decrease in net repurchase expense related to government insured loans to $31.3 million for the nine months ended September 30, 2012, compared to $58.3 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, a $6.9 million decrease in net foreclosure expense related to commercial loans to $6.2 million, compared to $13.1 million for the nine months ended September 30, 2011. The Company recognized a reduction in otherwise expected curtailments of debenture interest income from the HUD-coordinated market auction, resulting in a decrease of $7.8 million benefit applied against asset resolution expense during the nine months ended September 30, 2012. The decreases were partially offset by a $8.1 million increase in net foreclosure expense related to residential real estate owned and agency fees related to our loans serviced for others to $32.6 million for the nine months ended September 30, 2012, compared to $24.5 million for the nine months ended September 30, 2011.

Federal insurance premiums. Our FDIC insurance expense increased for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The increase was primarily due to an increase in our average net total consolidated assets which is used to determine our assessment base. During the three months ended September 30, 2012, federal insurance premiums totaled $12.6 million, compared to $10.7 million for the three months ended September 30, 2011.

For the nine months ended September 30, 2012, our FDIC insurance premiums were $37.1 million, compared to $30.2 million for the nine months ended September 30, 2011. The increase was primarily due to the average reported deposits in the calculation of our assessment base and the higher average of net consolidated total assets.

Warrant (income) expense. Warrant income decreased to an expense of $1.5 million for the three months ended September 30, 2012, compared to income of $4.2 million for the three months ended September 30, 2011. The increase in warrant expense for the three months ended September 30, 2012, was primarily due to the increase in the market price of our common stock.

For the nine months ended September 30, 2012 warrant income decreased $10.5 million to an expense of $3.5 million, compared to an income of $7.0 million during the nine months ended September 30, 2011. At September 30, 2012, warrants to purchase 0.7 million shares of our common stock with a fair value of $5.9 million were outstanding, compared to warrants to purchase 0.7 million shares of our common stock with a fair value of $2.4 million outstanding at December 31, 2011. The overall increase in warrant expense is attributable to the increase in the market price of our common stock since December 31, 2011.

Loss on extinguishment of debt. The $15.2 million increase in loss on extinguishment of debt for both the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011 is the result of the penalties paid for the prepayment of $500.0 million of FHLB advances, as part of our ongoing balance sheet management strategies.

General and administrative. General and administrative expense increased $56.9 million during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase was primarily due to a $51.9 million increase in our outside consulting, audit and legal expenses which increased from $5.3 million for the three months ended September 30, 2011 to $57.2 million for the three months ended September 30, 2012. The increase primarily reflects our assessment of overall litigation exposure from pending and threatened litigation, and a resulting $40.0 million increase in the reserve for such matters. In addition, our loan processing expenses increased $6.3 million during the three months ended September 30, 2012 from the three months ended September 30, 2011, reflecting the increased loan origination volume for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

General and administrative expense increased $88.9 million during the nine months ended September 30, 2012, from the nine months ended September 30, 2011. The increase was primarily due to a $72.1 million increase in our outside consulting, audit and legal expenses for the nine months ended September 30, 2012 and a $14.5 million increase in loan processing expenses for the nine months ended September 30, 2012 as a result of increased loan origination volume. The increase reflects our assessment of overall litigation exposure from pending and threatened litigation, and a resulting $40.0 million increase in the reserve for such matters.

Provision (Benefit) for Federal Income Taxes

For the three and nine months ended September 30, 2012, our benefit for federal income taxes as a percentage of pretax income was (33.6) percent and (14.1) percent, respectively, as compared to a provision for federal income taxes of 2.9 percent and 0.7 percent for the three and nine months ended September 30, 2011. For each year, the provision (benefit) for federal income taxes varies from statutory rates primarily because of a change in balance to our valuation allowance for net deferred tax assets.

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

During the three months ended September 30, 2012, we sold our remaining non-agency CMOs and seasoned agency securities. As a result of the sale of these securities, the Company also recognized $19.9 million of tax benefit representing the recognition of the residual tax effect associated with previously unrealized losses on these securities recorded in other comprehensive income.

We had a $309.1 million and $383.8 million valuation allowance against deferred tax assets as of September 30, 2012 and December 31, 2011, respectively. See Note 19 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Analysis of Items on Statements of Financial Condition

Assets

Interest-earning deposits. Interest-earning deposits, on which we earn a minimal interest rate, increased $268.2 million at September 30, 2012 compared to December 31, 2011, primarily due to on-going strategic initiatives to increase lending. Our interest-earning deposits allow the flexibility to fund our on-going initiatives to increase commercial lending, as well as other mortgage related initiatives.

Securities classified as trading. Securities classified as trading are comprised of AAA-rated U.S. Treasury bonds. Changes to the fair value of trading securities are recorded in the Consolidated Statements of Operations. At September 30, 2012 there were $170.1 million securities classified as trading, compared to $313.4 million at December 31, 2011. U.S. Treasury bonds held in trading are distinguished from those classified as available-for-sale based upon the intent of management to use them as an offset against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Securities classified as available-for-sale. Securities classified as available-for-sale, which are comprised of U.S. government sponsored agencies, non-agency CMOs, mortgage securitization and municipal obligations, decreased from $481.4 million at December 31, 2011, to $198.9 million at September 30, 2012. This decrease was due to the sale of the remaining non-agency CMOs during the nine months ended September 30, 2012. As a result of the sale of these securities, we also recognized $19.9 million of tax benefit representing the recognition of the residual tax effect associated with previously unrealized losses on these securities recorded in other comprehensive income. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Loans held-for-sale. A majority of our mortgage loans produced are sold into the secondary market on a whole loan basis or by securitizing the loans into securities. At September 30, 2012, we held loans held-for-sale of $3.3 billion, which was an increase of $1.5 billion from $1.8 billion held at December 31, 2011. Loan origination is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. The increase in the balance of loans held-for-sale was principally attributable to the timing of loan sales. For further information on loans held-for-sale, see Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Loans repurchased with government guarantees. Pursuant to Ginnie Mae servicing guidelines, we have the unilateral option to repurchase certain delinquent loans securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised. We must treat the loans as having been repurchased and recognize the loans on the Consolidated Statements of Financial Condition and also recognize a corresponding deemed liability for a similar amount. If the loans are actually repurchased, we eliminate the corresponding liability. At September 30, 2012, the amount of such loans actually repurchased totaled $1.9 billion and were classified as loans repurchased with government guarantees. These loans which we have not yet repurchased but had the unilateral right to repurchase totaled $91.4 million and were classified as loans held-for-sale.

At December 31, 2011, the amount of such loans actually repurchased totaled $1.9 billion and were classified as loans repurchased with government guarantees, and those loans which we have not yet repurchased but had the unilateral right to repurchase totaled $117.2 million and were classified as loans held-for-sale.

During the three months ended September 30, 2012, we participated in a HUD-coordinated market auction of loans purchased with government guarantees, which is expected to result in the conveying in an accelerated fashion of $302.4 million of such loans at par value to HUD within prescribed time frames (claims proceeds of $127.7 million received during third quarter with the remainder to be received in fourth quarter). The terms of such conveyance process resulted in $7.8 million of default servicing cost avoidance, which was reflected as a reduction to asset resolution expense during the three months ended September 30, 2012.

Substantially all of these remaining loans continue to be insured or guaranteed by the Federal Housing Administration (“FHA”) and management believes that the reimbursement process is proceeding appropriately. On average, claims have historically been filed and paid within approximately 18 months from the date of the initial delinquency. However, increasing volumes throughout the country, as well as changes in the foreclosure process in states throughout the country and other forms of government intervention may result in changes to the historical norm. These repurchased loans earn interest at a statutory rate, which varies for each loan, but is based on the 10-year U.S. Treasury note rate at the time the loan becomes greater than 90 days past due. This interest is recorded as interest income and the related claims settlement expenses are recorded in asset resolution expense on the Consolidated Statements of Operations. For further information on loans repurchased with government guarantees, see Note 6 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Loans held-for-investment. Our largest category of earning assets consists of loans held-for-investment. Loans held-for-investment consist of residential first mortgage loans that are not held for resale (usually shorter duration and adjustable rate loans and second mortgages), warehouse loans to other mortgage lenders, HELOC, other consumer loans, commercial real estate loans, commercial and industrial loans, and commercial lease financing loans. Loans held-for-investment decreased from $7.0 billion at December 31, 2011, to $6.6 billion at September 30, 2012, primarily due to residential first mortgage loans declining 17.7 percent to $3.1 billion at September 30, 2012, compared to December 31, 2011. Commercial real estate loans decreased to $1.0 billion at September 30, 2012 from $1.2 billion at December 31, 2011. Commercial and industrial loans increased $268.4 million to $597.3 million at September 30, 2012 from $328.9 million at December 31, 2011. Commercial lease financing increased to $188.6 million at September 30, 2012, compared to $114.5 million at December 31, 2011. For information relating to the concentration of credit of our loans held for investment, see Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement and Supplementary Data, herein.

Quality of Earning Assets

Management considers a number of qualitative and quantitative factors in assessing the level of its collectively evaluated, in accordance with ASC 310-10, and individually evaluated, in accordance with ASC 450-20, reserves. See "Allowance for Loan Losses" following. As illustrated in the tables following, trends in certain credit quality characteristics such as non-performing loans and delinquency statistics have recently stabilized or even begun to show signs of improvement. This is predominantly a result of the run off of the legacy portfolios combined with the addition of new commercial loans with better credit characteristics.

A breakout of the components of our allowance for loan losses, by loan portfolio type, is provided in Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein. The total allowance for loan losses for residential first mortgage, second mortgage and HELOC loans increased from December 31, 2011 to September 30, 2012 despite a lower level of past due loans and a lower ending UPB over the same period. The increase was primarily attributable to an increase in the consumer allowance for loan losses, reflecting in part the recognition of potential emerging risks associated with the residential first mortgage portfolio and the refinements to existing loss models adopted during the first quarter 2012. The total allowance for loan losses for commercial real estate loans decreased from December 31, 2011 to September 30, 2012. Ending UPB for commercial loans increased as of September 30, 2012, as compared to December 31, 2011, reflecting the origination of "new" commercial loans, which are originated under an enhanced underwriting structure and therefore have a lower associated loss rate applied to them.

The following table sets forth certain information about our non-performing assets as of the end of each of the last five quarters.
NON-PERFORMING LOANS AND ASSETS

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Non-performing loans	$398,948	$431,599	$406,583	$488,367	$444,887
Real estate and other non-performing assets, net	119,468	107,235	108,686	114,715	113,365
Non-performing assets held-for-investment, net	518,416	538,834	515,269	603,082	558,252
Non-performing loans held-for-sale	2,086	2,430	2,842	4,573	3,331
Total non-performing assets including loans held-for-sale	$520,502	$541,264	$518,111	$607,655	$561,583
Ratio of non-performing assets to total assets (bank only)	3.48%	3.75%	3.67%	4.43%	4.09%
Ratio of non-performing loans held-for-investment to loans held-for-investment	6.09%	6.59%	6.11%	6.94%	6.52%
Ratio of allowance to non-performing loans held-for-investment	76.5%	66.5%	69.1%	65.1%	63.4%
Ratio of allowance to loans held-for-investment	4.65%	4.38%	4.22%	4.52%	4.13%
Ratio of net charge-offs to average loans held-for- investment	0.53%	0.81%	2.25%	0.40%	0.46%

The following table provides the activity for non-performing commercial assets, which includes commercial real estate and commercial and industrial loans.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning balance	$183,738	$156,252	$145,006	$253,934
Additions	55,870	10,612	239,720	74,509
Returned to performing	(241)	(403)	(11,411)	(19,104)
Principal payments	(28,038)	(3,752)	(50,008)	(14,399)
Sales	(22,702)	(12,088)	(39,839)	(94,568)
Charge-offs, net of recoveries	(11,050)	(9,944)	(97,548)	(54,057)
Valuation write-downs	(1,351)	(2,250)	(9,694)	(7,888)
Ending balance	$176,226	$138,427	$176,226	$138,427

Past due loans held-for-investment

Loans are considered to be past due when any payment of principal or interest is 30 days past due. While it is the goal of management to work out a satisfactory repayment schedule or modification with a past due borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our procedures regarding past due loans are designed to assist borrowers in meeting their contractual obligations. We customarily mail several notices of past due payments to the borrower within 30 days after the due date and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after loans are 30 days past due. In certain cases, we recommend that the borrower seek credit-counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a past due loan within a reasonable period of time. We cease the accrual of interest on loans that we classify as "non-performing" once they are greater than 90 days past due or earlier when concerns exist as to the ultimate collection of principal or interest. Such interest is recognized as income only when it is actually collected.

At September 30, 2012, we had $489.6 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $398.9 million of loans were non-performing held-for-investment, of which $273.6 million, or 68.6 percent, were single-family residential mortgage loans. At December 31, 2011, we had $633.5 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $488.4 million of loans were non-performing held-for-investment, of which $378.8 million, or 77.6 percent, were single-family residential mortgage loans. At September 30, 2012, non-performing loans held-for-sale totaled $2.1 million, compared to $4.6 million at December 31, 2011. The $2.5 million decrease from December 31, 2011 to September 30, 2012 in non-performing loans held-for-sale, was primarily due to the sale of non-performing residential first mortgage loans at a sale price which approximated carrying value.

Residential first mortgage loans. As of September 30, 2012, non-performing residential first mortgages of $268.2 million, a decrease of $104.3 million from $372.5 million at December 31, 2011. This decrease resulted from the charge-down of all specific valuations allowances to conform with the OCC's application of regulatory guidance as the Bank transitioned to Call Report requirements in the first quarter 2012. Although our portfolio is diversified throughout the United States, the largest concentrations of loans are in California, Florida and Michigan. Each of those real estate markets has experienced steep declines in real estate values beginning in 2007 and continuing through 2012. Net charge-offs within the residential first mortgage portfolio totaled $18.1 million and $129.0 million for the three and nine months ended September 30, 2012, respectively, compared to $10.5 million and $21.3 million for the three and nine months ended September 30, 2011, respectively. As discussed above, the increase in net charge-offs was largely driven by the elimination of specific valuation allowances.

Commercial real estate loans. The commercial real estate portfolio experienced some deterioration in credit beginning in mid-2007 primarily in the commercial land residential development loans. Credit deterioration in this segment has slowed in 2011 and into 2012. Non-performing commercial real estate loans have as a percent of the commercial real estate portfolio increased to 12.2 percent in September 30, 2012 from 8.0 percent at December 31, 2011. Net charge-offs within the commercial real estate portfolio totaled $11.1 million and $83.0 million for the three and nine months ended September 30, 2012, respectively, which was an decrease from $9.4 million and $53.5 million for the three and nine months ended September 30, 2011, respectively.

Troubled debt restructurings (held-for-investment)

TDRs are modified loans in which a concession not otherwise available is provided to a borrower experiencing financial difficulties. Our ongoing loan modification efforts to assist homeowners and other borrowers continued to increase our overall balance of TDRs. Non-performing TDRs were 27.4 percent and 40.3 percent of total non-performing loans at September 30, 2012 and December 31, 2011, respectively.

TDRs can be classified as either performing or non-performing. Non-performing TDRs are included in non-accrual loans and performing TDRs are excluded from non-accrual loans because it is probable that all contractual principal and interest due under the restructured terms will be collected. At September 30, 2012, TDRs included in non-performing loans were $109.5 million, compared to $196.6 million as of December 31, 2011. Within consumer non-performing loans, residential first mortgage TDRs were 38.6 percent of residential first mortgage non-performing loans at September 30, 2012, compared to 44.4 percent at December 31, 2011. The level of modifications that were determined to be TDRs in these portfolios is expected to result in elevated non-performing loan levels for longer periods, because TDRs remain in non-performing status until a borrower has made at least six consecutive months of payments under the modified terms, or ultimate resolution occurs. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments. Although many of the TDRs continue to be performing, we have increased our reserve on TDRs, which also increased the allowance for loan losses.

	TDRs Held-for-Investment
	Performing	Non-performing	Total
	(Dollars in thousands)
September 30, 2012
Consumer loans (1)	$612,956	$106,250	$719,206
Commercial loans (2)	1,329	3,230	4,559
Total TDRs	$614,285	$109,480	$723,765
December 31, 2011
Consumer loans (1)	$499,438	$167,076	$666,514
Commercial loans (2)	17,737	29,509	47,246
Total TDRs	$517,175	$196,585	$713,760

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $138.1 million and $85.2 million at September 30, 2012 and December 31, 2011, respectively.

(2)
Commercial loans include: commercial real estate, commercial and industrial and commercial lease financing loans. The allowance for loan losses on commercial TDR loans totaled $0.4 million and $32.2 million at September 30, 2012 and December 31, 2011, respectively.

Total TDRs increased to $723.8 million at September 30, 2012 from $713.8 million at December 31, 2011. Of the total TDRs at September 30, 2012, non-performing TDRs totaled $109.5 million, which represents approximately 27.4 percent of total non-performing loans. TDRs that have returned to performing (accrual) status are excluded from non-performing loans. These loans have demonstrated a period of at least six months of consecutive performance under the modified terms. Performing TDRs increased $97.1 million at September 30, 2012 to $614.3 million, compared to $517.2 million at December 31, 2011.

	TDRs Held-for-Investment
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Performing	(Dollars in thousands)
Beginning balance	$576,097	$547,479	$517,176	$605,099
Additions	26,035	13,191	105,175	268,465
Transfer to non-performing TDR	(14,495)	(35,325)	(68,079)	(108,612)
Transfer from non-performing TDR	34,290	10,787	95,460	39,873
Principal repayments	(5,376)	(20,860)	(20,865)	(287,775)
Reductions (1)	(2,266)	(1,468)	(14,582)	(3,246)
Ending balance	$614,285	$513,804	$614,285	$513,804
Non-performing
Beginning balance	$133,088	$133,975	$196,585	$124,535
Additions	14,322	16,767	54,294	86,648
Transfer from performing TDR	14,495	35,325	68,079	108,612
Transfer to performing TDR	(34,290)	(10,787)	(95,460)	(39,873)
Principal repayments	(17,153)	(9,045)	(73,619)	(107,107)
Reductions (1)	(982)	(1,432)	(40,399)	(8,012)
Ending balance	$109,480	$164,803	$109,480	$164,803

(1)	Includes loans paid in full or otherwise settled, sold or charged off.

The following table sets forth information regarding past due loans at the dates listed. At September 30, 2012, 69.6 percent of all past due loans were loans in which we had a first lien position on residential real estate, compared to 76.6 percent at December 31, 2011.
PAST DUE LOANS HELD-FOR-INVESTMENT

Days Past Due	September 30, 2012	December 31, 2011
	(Dollars in thousands)
30 – 59 days
Consumer loans
Residential first mortgage	$48,263	$74,934
Second mortgage	1,388	1,887
HELOC	3,459	5,342
Other	809	1,507
Commercial loans
Commercial real estate	9,563	7,453
Commercial and industrial	—	11
Total 30-59 days past due	63,482	91,134
60 – 89 days
Consumer loans
Residential first mortgage	24,085	37,493
Second mortgage	606	1,527
HELOC	1,869	2,111
Other	137	471
Commercial loans
Commercial real estate	397	12,323
Commercial and industrial	35	62
Total 60-89 days past due	27,129	53,987
Greater than 90 days
Consumer loans
Residential first mortgage	268,210	372,514
Second mortgage	4,406	6,236
Warehouse lending	28	28
HELOC	3,435	7,973
Other	240	611
Commercial loans
Commercial real estate	122,586	99,335
Commercial and industrial	43	1,670
Total greater than 90 days past due	398,948	488,367
Total past due loans	$489,559	$633,488

The following table sets forth information regarding non-performing loans (i.e., greater than 90 days past due loans) as to which we have ceased accruing interest.

NON-ACCRUAL LOANS HELD-FOR-INVESTMENT

	At September 30, 2012
	Investment Loan Portfolio	Non- Accrual Loans	As a % of Loan Specified Portfolio	As a % of Non- Accrual Loans
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$3,086,096	$268,210	8.7%	67.2%
Second mortgage	122,286	4,406	3.6%	1.1%
Warehouse lending	1,307,292	28	—%	—%
HELOC	192,117	3,435	1.8%	0.9%
Other consumer	53,188	240	0.5%	0.1%
Total consumer loans	4,760,979	276,319	5.8%	69.3%
Commercial loans
Commercial real estate	1,005,498	122,586	12.2%	30.7%
Commercial and industrial	597,273	43	—%	—%
Commercial lease financing	188,649	—	—%	—%
Total commercial loans	1,791,420	122,629	6.8%	30.7%
Total loans	6,552,399	$398,948	6.1%	100.0%
Less allowance for loan losses	(305,000)
Total loans held-for-investment, net	$6,247,399

The following table sets forth the non-performing loans (i.e., greater than 90 days past due loans) residential first mortgage loans by year of origination (i.e., vintage) and the total amount of unpaid principal balance loans outstanding at September 30, 2012.
RESIDENTIAL FIRST MORTGAGE LOANS HELD-FOR-INVESTMENT

	At September 30, 2012
Vintage	Performing Loans	Non-Accrual Loans	Unpaid Principal Balance
	(Dollars in thousands)
Pre-2003	$69,735	$6,406	$76,141
2003	177,109	7,553	184,662
2004	549,688	23,537	573,225
2005	604,060	26,954	631,014
2006	238,573	20,621	259,194
2007	890,999	102,104	993,103
2008	77,423	43,335	120,758
2009	45,069	14,199	59,268
2010	22,212	4,649	26,861
2011	53,894	6,085	59,979
2012	59,485	12,767	72,252
Total loans	$2,788,247	$268,210	3,056,457
Net deferred fees and other			29,639
Total residential first mortgage loans			$3,086,096

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses in our loans held-for-investment portfolio as of the date of the Consolidated Financial Statements. The allowance provides for probable losses that have been identified with specific customer relationships, individually evaluated and for probable losses believed to be inherent in the loan portfolio but that have not been specifically identified, collectively evaluated.

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

The following key refinements were made:

First, we utilized refined segmentation and more formal qualitative factors during the first quarter 2012, which resulted in an increase in the adjusted historical factors used to calculate the ASC 450-20 allowance related to the consumer portfolio. Historically, we segmented the population of consumer loans held-for-investment by product type and by delinquency status for purposes of estimating an adequate allowance for loan losses. Management performed a thorough analysis of the largest product type, residential first mortgage loans, to assess the relative reliability of its risk segmentation in connection with the ability to detect losses inherent in the portfolio, and determined that there was a higher correlation of loan losses to LTV ratios than to delinquency status. As a result, management refined its process to use LTV segmentation, rather than product and delinquency segmentation, as the more appropriate consumer residential loan characteristic in determining the related allowance for loan losses.

Additionally, we created a more formal process and framework surrounding the qualitative factors and better aligned the factors with regulatory guidance and the changes in the mortgage environment. Management formally implemented a qualitative factor matrix related to each loan class in the consumer portfolio in the first quarter 2012, which includes the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, changes in concentrations of credit, and other external factor changes. These factors are used to reflect changes in the collectability of the portfolio not captured by the historical loss rates. As such, the qualitative factors supplement actual loss experience and allow us to better estimate the loss within the loan portfolios based upon market and other indicators. Qualitative factors are analyzed to determine a quantitative impact of each factor which adjusts the historical loss rate. Adjusted historical loss rates are then used in the calculation of the allowance for loan losses. The adjusted historical loss rates in 2012 were higher than those used in the calculation of the consumer allowance for loan losses in prior years, thereby resulting in an increase to the 2012 level of allowance for loan losses.

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

Third, the commercial loan portfolio was segmented into commercial "legacy" loans (loans originated prior to January 1, 2011) and commercial "new" loans (loans originated on or after January 1, 2011) while still retaining the segmentation by product type. Due to the changes in our strategy and to changes in underwriting and origination practices and controls related to that strategy, management determined the refined segmentation better reflected the dynamics in the two portfolios. The loss rates attributed to the "legacy" portfolio are based on historical losses of this segment. Due to the brief period of time that loans in the "new" portfolio were outstanding, and thus the absence of a sufficient loss history for that portfolio, we had used loss data from a third party data aggregation firm (adjusting for our qualitative factors) as a proxy for estimating an allowance for loan losses on the "new" portfolio. As a refinement in the first quarter 2012, we separately identified a population of commercial banks with similar size balance sheets (and loan portfolios) to serve as our peer group. We now use this peer group's publicly available historical loss data (adjusted for our qualitative factors) as a new proxy for loss rates used to determine the allowance for loan losses on our "new" commercial portfolio. This refined segmentation resulted in an increase to the 2012 level of allowance for loan losses, as compared to the 2011 level of allowance for loan losses.

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

Lastly, part of the increase in allowance for loan losses was a result of the TDR refinement. Historically, we performed impairment analysis on TDRs by using the discounted cash flows method on a portfolio or pooled approach when the TDRs were not deemed collateral dependent. During the fourth quarter 2011, management adopted a strategic focus that improved loss mitigation processes so that we could continue the rate of loan modifications and other loss mitigation activities. Due to the emphasis on loss mitigation activities, management implemented new procedures relating to "new" TDRs (loans that were designated TDRs generally beginning on or after October 1, 2011) to capture the necessary data to perform the impairment analysis on a portfolio level. Such data was not previously available and currently continues to not be available for loans designated as TDRs prior to September 30, 2011. This data is now being captured in part due to our loan servicing system conversion in late 2011. As such, for a significant percentage of "new" TDRs, management was able to perform the impairment calculation on a portfolio basis. Given data constraints the "old" TDR portfolio as of December 31, 2011, is still utilizing the pooled approach. This refinement resulted in an increase to the 2012 level of allowance for loan losses, as compared to the 2011 level of allowance for loan losses. Management expects to continue to refine this process for operational efficiency purposes that will allow for periodic review and updates of impairment data of all TDRs grouped by similar risk characteristics.

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

Non-performing commercial and commercial real estate loans are considered to be impaired and typically have an allowance allocated based on the underlying collateral's appraised value, less management's estimates of costs to sell. In estimating the fair value of collateral, we utilize outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans. Appraisals are updated at least annually but may be obtained more frequently if changes to the property or market conditions warrant.

Impaired residential loans include loan modifications considered to be TDRs and certain non-performing loans that have been charged down to collateral value. Fair value of non-performing residential mortgage loans, including re-defaulted TDRs and certain other severely past due loans, is based on the underlying collateral's value obtained through appraisals or broker's price opinions, updated at least semi-annually, less management's estimates of cost to sell. The allowance allocated to TDRs performing under the terms of their modification is typically based on the present value of the expected future cash flows discounted at the loan's effective interest rate, either on a loan level or pooled basis, as these loans are not considered to be collateral dependent.

Once a commercial loan (greater than $250,000) that is secured principally by real estate is risk rated special mention or more negative, an updated appraisal is ordered. (Commercial loans less than $250,000 that are secured principally by real estate follow the same process, but a broker price opinion ("BPO") is obtained instead of an appraisal.) The appraisal received is reviewed by our Commercial Appraisal and Risk Management Group ("CARM") for reasonableness. CARM has the authority to adjust the appraised value if deemed warranted or request a new or revised appraisal if needed. CARM has the responsibility for establishing and maintaining appraisal guidelines and procedures to ensure compliance with the Bank's policies and applicable regulations. As part of its responsibilities, CARM reviews the qualifications of appraisers and establishes, reevaluates, and monitors a list of approved real estate appraisers. As long as a loan continues to be risk rated special mention or more negative, the Bank requires, at a minimum, that an updated appraisal be obtained on the underlying collateral at least annually. Based on the specific facts and circumstances of each loan, an appraisal may be obtained more frequently if warranted.

To determine the amount of impairment to record on an impaired commercial loan that is deemed collateral dependent, the Bank uses the "as is" market value from the appraisal as a starting point. Appraisals that are less than 180 days old are discounted 10 percent to determine the adjusted appraised value or net realizable value of the collateral. This discount reflects the passage of time and includes estimated costs to sell the underlying collateral. Appraisals that are greater than 180 days old but less than one year old are discounted by 15 percent. Lastly, appraisals that are greater than one year old are discounted by 25 percent. Additionally, impaired commercial loans are reviewed at a minimum of a quarterly basis to ensure the appropriateness of the calculated impairment that has been recorded. Periodically, these discounts and adjusted appraised values are validated by back-testing against the actual proceeds received from the sale of collateral.

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

The commercial loan portfolio is segmented into commercial "legacy" loans (loans originated prior to January 1, 2011) and commercial "new" loans (loans originated on or after January 1, 2011) while still retaining the segmentation by product type. Due to the changes in our strategy and to changes in underwriting and origination practices and controls related to that strategy, management determined the refinement was added to better reflect the dynamics in the two portfolios. The loss rates attributed to the "legacy" portfolio is based on historical losses of this segment. Due to the lack of seasoning in the "new" portfolio, we were previously utilizing loss data from a third party (adjusting for our qualitative factors) as a proxy for estimating an allowance on its "new" portfolio. As a refinement in the first quarter 2012, we identified a population of commercial banks with similar size balance sheets (and loan portfolios) to serve as a peer group. We now uses this peer group's publicly available historical loss data (adjusted for our qualitative factors) as a new proxy for their loss rates.

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
Determination of the probable losses inherent in the loan portfolio, which is not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment. In addition, the OCC, as part of its supervisory function, periodically reviews our allowance for loan losses. The OCC may require us to increase our provision for loan losses or to recognize further losses, based on judgment, which may be different from that of our management. The results of such reviews could have a material effect on the Bank's loan classifications and allowances.

The allowance for loan losses was $305.0 million and $318.0 million at September 30, 2012 and December 31, 2011, respectively. The allowance for loan losses as a percentage of non-performing loans increased to 76.5 percent at September 30, 2012 from 65.1 percent at December 31, 2011, which was driven by lower non-performing loan balances. In addition, a mix of the loans held-for-investment portfolio changed to reflect a higher percentage of newly originated loans with better credit characteristics. The allowance for loan losses as a percentage of investment loans increased to 4.65 percent as of September 30, 2012 from 4.52 percent as of December 31, 2011.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.
ALLOWANCE FOR LOAN LOSSES

	At September 30, 2012
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Percentage to Total Allowance
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$3,086,096	47.1%	$204,852	67.2%
Second mortgage	122,286	1.9%	18,888	6.2%
Warehouse lending	1,307,292	20.0%	1,038	0.3%
HELOC	192,117	2.9%	17,556	5.8%
Other	53,188	0.8%	2,229	0.7%
Total consumer loans	4,760,979	72.7%	244,563	80.2%
Commercial loans
Commercial real estate	1,005,498	15.3%	48,835	16.0%
Commercial and industrial	597,273	9.1%	8,877	2.9%
Commercial lease financing	188,649	2.9%	2,725	0.9%
Total commercial loans	1,791,420	27.3%	60,437	19.8%
Total consumer and commercial loans	$6,552,399	100.0%	$305,000	100.0%

The allowance for loan losses is considered adequate based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment.

The following table sets forth information regarding non-performing loans (i.e., greater than 90 days past due loans).

Non-performing loans	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Loans secured by real estate
Consumer loans
Home loans - secured by first lien	$268,210	$372,514
Home loans - secured by second lien	4,406	6,236
Home equity lines of credit	3,435	7,973
Warehouse lending	28	28
Commercial loans
Commercial real estate	122,586	99,335
Total non-performing loans secured by real estate	398,665	486,086
Consumer loans
Other consumer	240	611
Commercial loans
Commercial and industrial	43	1,670
Total non-performing loans held in portfolio	$398,948	$488,367

In response to increasing rates of past due loans and steeply declining market values, management implemented a program to modify the terms of existing loans in an effort to mitigate losses and keep borrowers in their homes. These modification programs began in the latter months of 2008 and increased substantially in 2009 and 2010. As of September 30, 2012, we had $723.8 million in restructured loans in the loans held-for-investment portfolio, of which $109.5 million were included in non-performing loans.

Allowance for Unfunded Lending Commitments

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments is included in other liabilities on the Consolidated Statements of Financial Condition. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on unfunded lending commitments decreased by $7.3 million from December 31, 2011 to $0.7 million at September 30, 2012. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 4.7 percent of loans at September 30, 2012, compared to 4.6 percent at December 31, 2011.

The following table shows the activity in the allowance for credit losses (include both allowance for loan losses and the reserve for unfunded commitments) during the indicated periods.

ACTIVITY WITHIN THE ALLOWANCE FOR CREDIT LOSSES

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Allowance for Loan Losses
Balance, beginning of period	$287,000	$274,000	$318,000	$274,000
Provision charged to operations	52,595	36,690	225,696	113,383
Charge-offs	(45,908)	(31,259)	(263,758)	(112,643)
Recoveries	11,313	2,569	25,062	7,260
Balance, end of period	$305,000	$282,000	$305,000	$282,000
Reserve for Unfunded Commitments
Balance, beginning of period	$1,400	$3,300	$8,200	$3,750
Provision charged to operations	(700)	4,700	(298)	4,250
Charge-offs	—	—	(7,202)	—
Recoveries	—	—	—	—
Balance, end of period	$700	$8,000	$700	$8,000

Accrued interest receivable. Accrued interest receivable increased $1.3 million from December 31, 2011 to September 30, 2012. This was primarily due to our earning assets increasing $0.8 billion to $12.7 billion at September 30, 2012, as compared to $11.9 billion at December 31, 2011. During the three and nine months ended September 30, 2012, $1.4 million and $5.8 million of accrued interest on non-performing loans was reversed against interest income. We typically collect interest in the month following the month in which it is earned.

Repossessed assets. Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held-for-investment portfolio at the lower of cost or market value, less disposal costs. Management decides whether to rehabilitate the property or sell it "as is" and whether to list the property with a broker. The decrease in repossessed assets from December 31, 2011 to September 30, 2012, was primarily due to $84.4 million in disposals during the nine months ended September 30, 2012.

The following schedule provides the activity for repossessed assets during each of the past five quarters.

NET REPOSSESSED ASSET ACTIVITY

	For the Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Beginning balance	$107,235	$108,686	$114,715	$113,365	$110,050
Additions	41,259	24,734	23,198	26,237	21,312
Disposals	(29,026)	(26,185)	(29,227)	(24,887)	(17,997)
Ending balance	$119,468	$107,235	$108,686	$114,715	$113,365

FHLB stock. At September 30, 2012, holdings of FHLB stock remained unchanged from $301.7 million at December 31, 2011. Once purchased, FHLB shares must be held for five years before they can be redeemed. As a member of the FHLB, we are required to hold shares of FHLB stock in an amount equal to at least 1.0 percent of aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0 percent of our FHLB advances, whichever is greater.

Premises and equipment. Premises and equipment, net of accumulated depreciation increased $8.4 million from $203.6 million at December 31, 2011 to $212.0 million at September 30, 2012. The increase was primarily due to system upgrades.

Mortgage servicing rights. At September 30, 2012, MSRs included residential MSRs at fair value amounting to $686.8 million, compared to $510.5 million at December 31, 2011. During the nine months ended September 30, 2012 and 2011, we recorded additions to our residential MSRs of $370.0 million and $153.4 million, respectively, due to loan sales or securitizations. Also, during the nine months ended September 30, 2012, we reduced the amount of MSRs by $27.8 million related to bulk servicing sales, $101.5 million related to loans that paid off during the period and a decrease in the fair value of MSRs of $64.4 million resulting from the realization of expected cash flows and market driven changes, primarily as a result of decreases in mortgage loan rates that led to an expected increase in prepayment speeds. See Note 10 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

The principal balance of the loans underlying our total MSRs was $82.4 billion at September 30, 2012, compared to $63.8 billion at December 31, 2011, with the increase primarily attributable to loan origination activity for 2012 partially offset by our bulk servicing sales of $3.6 billion in underlying loans.

Derivatives. During the third quarter 2011, we began to write and purchase interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated activity represented 100.0 percent of total interest rate swap contracts at September 30, 2012 and December 31, 2011. Customer-initiated trading derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts resulting in no net exposure to us, outside of counterparty performance. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. See Note 11 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

CUSTOMER-INITIATED DERIVATIVE FINANCIAL INSTRUMENTS

	Interest Rate Contracts (Notional Amount)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	( Dollars in thousands)
Beginning balance	$117,293	$—	$64,720	$—
Additions	57,753	58,000	111,457	58,000
Maturities/amortizations	(1,395)	—	(2,526)	—
Ending balance	$173,651	$58,000	$173,651	$58,000

Liabilities

Deposits. Our deposits consist of four primary categories: branch banking, government banking, wholesale deposits and company controlled deposits. Total retail banking accounts increased $0.6 billion, or 10.5 percent to $6.1 billion at September 30, 2012, from $5.5 billion at December 31, 2011. Retail saving and checking accounts totaled 38.9 percent of total deposits at September 30, 2012. In addition, at September 30, 2012, retail certificates of deposit totaled $3.3 billion, with an average balance of $42,732 and a weighted average cost of 1.1 percent. Money market deposits totaled $434.8 million, with an average cost of 0.5 percent. Overall, retail deposits had an average cost of deposits of 0.8 percent at September 30, 2012, compared to 1.1 percent at December 31, 2011, reflecting increases in demand, savings and money market account balances.

We call on local governmental agencies as an additional source for deposit funding. Government banking deposits increased $195.3 million, or 27.5 percent, to $906.4 million at September 30, 2012, from $711.1 million at December 31, 2011. These deposit accounts include $433.0 million of certificates of deposit with maturities typically less than one year and $456.4 million in checking and savings accounts at September 30, 2012.

Beginning in 2010, we began focusing on generating deposits from our retail banking and stopped generating wholesale deposits. During the nine months ended September 30, 2012 wholesale deposit accounts decreased by $69.7 million, or 18.1 percent, to $315.2 million at September 30, 2012, from $384.9 million at December 31, 2011. These deposits had a weighted average cost of 3.4 percent at September 30, 2012 and 3.5 percent at December 31, 2011.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not currently bear interest. Company controlled deposits increased $1.1 billion from December 31, 2011 to $2.2 billion at September 30, 2012.

We participate in the Certificates of Deposit Account Registry Service ("CDARS") program, through which certain customer certificates of deposit ("CD") are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50.0 million. At September 30, 2012, $890.8 million of total CDs were enrolled in the CDARS program, with $836.9 million originating from public entities and $98.9 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $184.0 million from public entities and $706.8 million from retail customers at September 30, 2012.

The composition of our deposits were as follows.

	Deposit Portfolio
	September 30, 2012			December 31, 2011
	Balance	Month End Rate (1)	Percent Of Balance	Balance	Month End Rate (1)	Percent Of Balance
	(Dollars in thousands)
Demand accounts	$650,209	0.2%	6.9%	$566,817	0.2%	7.4%
Savings accounts	1,710,435	0.6%	18.0%	1,462,185	0.9%	19.0%
MMDA	434,832	0.5%	4.6%	491,708	0.6%	6.4%
Certificates of deposit (2)	3,271,501	1.1%	34.5%	2,972,258	1.4%	38.6%
Total retail deposits	6,066,977	0.8%	64.0%	5,492,968	1.1%	71.4%
Demand accounts	103,059	0.4%	1.1%	102,911	0.4%	1.3%
Savings accounts	353,305	0.5%	3.7%	205,663	0.6%	2.7%
Certificates of deposit	450,067	0.6%	4.7%	402,523	0.7%	5.3%
Total government deposits (3)	906,431	0.6%	9.5%	711,097	0.6%	9.3%
Wholesale deposits	315,229	3.4%	3.3%	384,910	3.5%	5.0%
Company controlled deposits (4)	2,200,532	—%	23.2%	1,101,013	—%	14.3%
Total deposits (5)	$9,489,169	0.7%	100.0%	$7,689,988	1.0%	100.0%

(1)	This rate reflects the average rate for the deposit portfolio at the end of the noted month.

(2)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.3 billion and $2.1 billion at September 30, 2012 and December 31, 2011, respectively.

(3)	Government accounts include funds from municipalities and schools.

(4)
These accounts represent a portion of the investor custodial accounts and escrows controlled by the Company in connection with loans serviced for others and that have been placed on deposit with the Bank.

(5)	The aggregate amount of deposits with a balance over $250,000 was approximately $2.6 billion and $1.6 billion at September 30, 2012 and December 31, 2011, respectively.

FHLB advances. FHLB advances decreased $0.9 billion to 3.1 billion at September 30, 2012 from December 31, 2011. The decrease was due, in part, to the prepayment of $0.5 billion in higher cost advances at the end of the second quarter. We incurred a penalty of $15.2 million to prepay these advances, which is recorded as loss on extinguishment of debt on the Consolidated Statement of Earnings. We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources such as repurchase agreements. During the nine months ended September 30, 2012, we had an increase in funds available from other sources, including an increase of deposits, which reduced short-term borrowings from FHLB.

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

Accrued interest payable. Accrued interest payable increased to $12.5 million at September 30, 2012 from $8.7 million at December 31, 2011. This balance represents interest payments that are payable to depositors and other entities from which we borrowed funds. The balance fluctuates with the size of our interest-bearing liability portfolio and the average cost of our interest-bearing liabilities. The increase during the nine months ended September 30, 2012, was primarily a result of an increase in the balance of our interest-bearing liabilities of $0.9 billion, or 7.6 percent, from $11.9 billion at December 31, 2011 to $12.8 billion at September 30, 2012. During the nine months ended September 30, 2012, the average overall rate on our deposits decreased 42 basis points to 1.1 percent, from 1.5 percent during the nine months ended September 30, 2011. We also experienced a 66 basis point decrease in our cost of advances from the FHLB to an average rate of 2.8 percent during the nine months ended September 30, 2012, from 3.5 percent during the nine months ended September 30, 2011, principally due to the restructuring of $1.0 billion in FHLB advances during the third quarter 2011.

Representation and warranty reserve (formerly known as "secondary market reserve"). We sell most of the residential first mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers, about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan.

We maintain a representation and warranty reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The representation and warranty reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In addition, the OCC, as part of its supervisory function, periodically reviews our representation and warranty reserve. The OCC may require us to increase our representation and warranty reserve or to recognize further losses, based on its judgment, which may be different from that of our management. The results of such reviews could have an effect on our reserves. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demands for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors. Provisions added to the representation and warranty reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded under non-interest income in the income statement as an increase or decrease to representation and warranty reserve - change in estimate. The amount of the representation and warranty reserve was $202.0 million at September 30, 2012 and $120.0 million at December 31, 2011.

A significant factor in the estimate of expected losses is the activity of the GSEs, including the number of loan files they review or intend to review, as well as the number of subsequent repurchase demands made by the GSEs and the percentage of those that are actually repurchased by the Bank. The majority of our loan sales have been to GSEs, which are a significant source of our current repurchase demands. These demands are concentrated in the post-2006 and pre-2009 origination years. While we have an established history of GSE demands, this pattern has recently changed, becoming more volatile in the level of demands from period to period and also increasing in the number of demands overall, thereby increasing our loss estimates. For the nine months ended September 30, 2012, the amount of new repurchase demands increased to $845.5 million, compared to $600.6 million for the nine months ended September 30, 2011.

During the three months ended September 30, 2012, we had $211.2 million in Fannie Mae new repurchase demands and $48.2 million in Freddie Mac new repurchase demands. The following table summarizes the amount of quarterly new repurchase demands we have received by loan origination year.

	For the Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
2005 and prior	$15,649	$25,505	$18,310	$13,228	$13,242
2006	23,462	33,481	27,743	32,249	31,478
2007	113,280	135,888	93,410	86,993	87,146
2008	57,230	89,780	63,494	45,170	45,094
2009-2012	49,767	62,153	36,320	15,353	23,597
Total	$259,388	$346,807	$239,277	$192,993	$200,557
Number of accounts	1,316	1,780	1,134	969	973

The following table summarizes the amount of quarterly Fannie Mae and Freddie Mac audit file review requests by number of accounts.

	For the Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Fannie Mae	1,224	2,910	2,785	2,776	3,911
Freddie Mac	1,664	1,502	1,202	996	598
Total	2,888	4,412	3,987	3,772	4,509

The following table summarizes the aggregate amount of pending repurchase demands at the end of each quarterly period noted.

	For the Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Period end balance	$425,570	$469,800	$357,377	$343,295	$349,514
Percent non-agency (approximately)	0.1%	0.6%	1.1%	1.9%	2.0%

The following table summarizes the amount of the 2009 to 2012 vintage quarterly new repurchase demands by number of accounts.

	For the Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Indemnification	10	31	12	5	3
Repurchase - performing	149	145	91	39	80
Repurchase - past due	49	85	29	22	16
Total	208	261	132	66	99

For the nine months ended September 30, 2012, we increased the reserve by $17.1 million for new loan sales and $231.1 million for adjustments to previous estimates of expected losses. During the nine months ended September 30, 2012, we charged off $166.2 million, net of recoveries for realized losses. The increase during the nine months ended September 30, 2012, was primarily due to refinements in the estimation process, changes in behavior of GSEs and efforts to incorporate more predictive analysis into the forecasted repurchase process. For the nine months ended September 30, 2011, we increased the provision $5.5 million for new loan sales and $80.8 million for adjustments to previous estimates of expected losses. During the nine months ended September 30, 2011, we charged off $80.7 million, net of recoveries for realized losses.

The following table summarizes changes in the representation and warranty reserve over the last five quarters.

	For the Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Beginning balance	$161,000	$142,000	$120,000	$85,000	$79,400
Additions	130,924	51,670	65,589	72,761	40,781
Charge-offs	(89,924)	(32,670)	(43,589)	(37,761)	(35,181)
Ending balance	$202,000	$161,000	$142,000	$120,000	$85,000

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

	September 30, 2012	December 31, 2011
	(Dollars in Thousands)
UPB of loans sold	$210,000,000	$175,000,000
Loan file review as percentage of UPB	12.5%	5.0%
Repurchase demand rate	14.6%	16.0%
Actual repurchase rate (win/loss) (2)	40.4%	42.0%
Loss severity rate (2)	33.3%	44.0%

(1)	Includes servicing sold with recourse.

(2)	Weighted average.

Other liabilities. Other liabilities primarily consist of undisbursed payments, escrow accounts, forward agency and derivative liability and the Ginnie Mae liability resulting from the recognition of our unilateral right to repurchase certain mortgage loans currently included in Ginnie Mae securities. Other liabilities increased at September 30, 2012, from December 31, 2011, primarily due to a $95.1 million increase in derivative liability from $43.0 million at December 31, 2011 to $138.1 million at September 30, 2012. Escrow accounts totaled $55.3 million and $26.3 million at September 30, 2012 and December 31, 2011, respectively. Escrow accounts are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowners insurance and other insured product liabilities. The increases were offset by decreases in undisbursed payments on loans serviced for others liability and the Ginnie Mae liability. Undisbursed payments on loans serviced for others liability totaled $149.1 million at December 31, 2011 to $55.1 million at September 30, 2012, respectively. These amounts represent payments received from borrowers for interest, principal and related loan charges which have not been remitted to investors. The Ginnie Mae liability totaled $91.4 million and $117.2 million at September 30, 2012 and December 31, 2011, respectively. These amounts are for certain loans sold to Ginnie Mae, as to which we have not yet repurchased, but have the unilateral right to do so. With respect to such loans sold to Ginnie Mae, a corresponding asset was included in loans held-for-sale. For further information on our loans held-for-sale, see Note 5 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Other liabilities also include the fair value of the litigation settlement with the U.S. Department of Justice ("DOJ"). On February 24, 2012, we entered into an agreement (the "DOJ Agreement") with the DOJ relating to certain underwriting practices associated with loans insured by the FHA.

Pursuant to the material terms of the settlement with the DOJ, we made an initial payment of $15.0 million within 30 business days of the effective date of the DOJ Agreement. Upon the occurrence of certain future events (as further described below), we become obligated to make payments of approximately $118.0 million (the "Additional Payments"). The Additional Payments will occur if and only if each of the following events happen:

•
We generate positive income for a sustained period, such that part or all of our Deferred Tax Asset ("DTA"), which has been offset by a valuation allowance (the "DTA Valuation Allowance"), is likely to be realized, as evidenced by the reversal of the DTA Valuation Allowance in accordance with accounting principles generally accepted in the United States ("GAAP");

•	We are able to include capital derived from the reversal of the DTA Valuation Allowance in our Tier 1 capital (to adjusted total assets); and

•
Our obligation to repay the $266.7 million in preferred stock held by the U.S. Treasury under the TARP Capital Purchase Program has been either extinguished or excluded from Tier 1 capital (to adjusted total assets) for purposes of calculating the Tier 1 capital (to adjusted total assets) ratio as described in the paragraph below.

Upon the occurrence of each of the future events described above, and provided doing so would not violate any banking regulatory requirement or the OCC does not otherwise object, we will begin making Additional Payments provided that (i) each annual payment would be equal to the lesser of $25 million or the portion of the Additional Payments that remains outstanding after deducting prior payments; and (ii) no obligation arises until our call report is filed with the OCC, including any amendments thereto, for the period ending at least six months prior to the making of such Additional Payments, reflects a minimum Tier 1 capital (to adjusted total assets) ratio of 11 percent (or higher if required by regulators), after excluding any unextinguished portion of the preferred stock held by U.S. Treasury under the TARP Capital Purchase Program.

We had a total liability of $19.1 million at September 30, 2012, compared to $18.3 million at December 31, 2011, which represents the fair value of the Additional Payments as measured in accordance with ASC 820. We have elected the fair value option for the financial liability representing the future payment obligations established in the DOJ Agreement. We valued our contractual obligation to pay, utilizing a discounted cash flow model that incorporates our current estimate of the most likely timing and amount of the cash flows necessary to satisfy the obligation. These cash flow estimates are reflective of our detailed financial and operating projections for the next three years, as well as more general growth earnings and capital assumptions for subsequent periods. We discounted the cash flows using a 15.6 percent at September 30, 2012, discount rate that is inclusive of the risk free rate based on the expected duration of the liability, and an adjustment for non-performance risk that represents our own credit risk. The recorded liability, at fair value, represents the present value of these estimated cash flows and is included in "other liabilities" on the Consolidated Financial Statements. We estimate the fair value of this liability at each measurement date and record any changes in that estimate, as well as the effect of the accretion of the fact amount of the liability, during the period in which these changes occur. The timing and value of payments to be made under the liability is largely based on our financial performance and forecasted growth assumptions. If our actual financial results, future growth rate assumptions, or our credit risks materially change, the value of the liability will also change. Changes in the regulatory environment could impact the calculation of the capital ratio.

Capital Resources and Liquidity

Our principal uses of funds include loan originations and operating expenses. At September 30, 2012, we had outstanding rate-lock commitments to lend $6.6 billion in mortgage loans, compared to $5.3 billion at December 31, 2011. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.7 billion at September 30, 2012 and $1.5 billion at December 31, 2011.

Capital. We had net income of $156.9 million during the nine months ended September 30, 2012. We did not pay any cash dividends on our common stock during the nine months ended September 30, 2012 or during the year ended December 31, 2011. On February 19, 2008, our board of directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OCC of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by our board of directors of the proposed capital distribution. The 30-day period allows the OCC to determine whether or not the distribution would not be advisable. We currently must seek approval from the OCC prior to making a capital distribution from the Bank. In addition, we are prohibited from increasing dividends on our common stock above $0.05 per share without the consent of U.S. Treasury pursuant to the terms of the TARP.

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

    At September 30, 2012, the Bank was considered "well-capitalized" for regulatory purposes at September 30, 2012, and had regulatory capital ratios of 9.31 percent for the Tier 1 capital ratio (to adjusted total assets) and 17.58 percent for the total risk-based capital ratio (to risk-weighted assets). At September 30, 2012, the Company had a Tier 1 common capital ratio (to risk-weighted assets) of 10.32 percent (see "Non-GAAP Reconciliation") and an equity-to-assets ratio of 8.39 percent.

We are growing our core deposits, which includes checking, savings and money market deposit accounts, base. Core deposits are a more stable funding source and their growth allows us to replace maturing brokered CDs and other potentially less stable funding sources.

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

We primarily originate agency eligible loans and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. We use the FHLB as our primary source for funding our residential mortgage business due to its flexibility in terms of being able to borrow or repay borrowings as daily cash needs require. We have been successful in increasing the amount of assets that qualify as eligible collateral at the FHLB and are continually working to add more. Warehouse loans, where we are the takeout investor, were the latest assets to be approved as eligible collateral. Adding eligible collateral pools gives us added capacity and flexibility to manage our funding requirements.

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

Borrowings. The FHLB provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the FHLB using approved loan types as collateral. At September 30, 2012, we had an authorized line of credit of $7.0 billion that could be utilized to the extent we provide sufficient collateral. At September 30, 2012, we had available collateral sufficient to access $4.3 billion of the line and as to which we had $3.1 billion of advances outstanding.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At September 30, 2012, we had pledged commercial and industrial loans amounting to $111.3 million with a lendable value of $58.3 million. At December 31, 2011, we had pledged commercial and industrial loans amounting to $69.7 million with a lendable value of $32.6 million. At September 30, 2012 and December 31, 2011, we had no borrowings outstanding against this line of credit.

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

Derivative instruments are carried at fair value in either "other assets" or "other liabilities" on the Consolidated Statements of Financial Condition. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, by the type of hedging relationship. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. See Note 11 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

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

Non-performing commercial and commercial real estate loans are considered to be impaired and typically have an allowance allocated based on the underlying collateral's appraised value, less management's estimates of costs to sell. In estimating the fair value of collateral, we utilize outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans. Appraisals are updated at least annually but may be obtained more frequently if changes to the property or market conditions warrant.

Impaired residential loans include loan modifications considered to be TDRs and certain non-performing loans that have been charged down to collateral value. Fair value of non-performing residential mortgage loans, including redefaulted TDRs and certain other severely past due loans, is based on the underlying collateral's value obtained through appraisals or broker's price opinions, updated at least semi-annually, less management's estimates of cost to sell. The allowance allocated to TDRs performing under the terms of their modification is typically based on the present value of the expected future cash flows discounted at the loan's effective interest rate, either on a loan level or pooled basis, as these loans are not considered to be collateral dependent.

For those loans not individually evaluated for impairment, management has sub-divided the commercial and consumer loans into homogeneous portfolios.

The following key refinements were made:

First, we utilized refined segmentation and more formal qualitative factors during the first quarter 2012, which resulted in an increase in the adjusted historical factors used to calculate the ASC 450-20 allowance related to the consumer portfolio. Historically, we segmented the population of consumer loans held-for-investment by product type and by delinquency status for purposes of estimating an adequate allowance for loan losses. Management performed a thorough analysis of the largest product type, residential first mortgage loans, to assess the relative reliability of its risk segmentation in connection with the ability to detect losses inherent in the portfolio, and determined that there was a higher correlation of loan losses to LTV ratios than to delinquency status. As a result, management refined its process to use LTV segmentation, rather than product and delinquency segmentation, as the more appropriate consumer residential loan characteristic in determining the related allowance for loan losses.

Additionally, we created a more formal process and framework surrounding the qualitative factors and better aligned the factors with regulatory guidance and the changes in the mortgage environment. Management formally implemented a qualitative factor matrix related to each loan class in the consumer portfolio in the first quarter 2012, which includes the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, changes in concentrations of credit, and other external factor changes. These factors are used to reflect changes in the collectability of the portfolio not captured by the historical loss rates. As such, the qualitative factors supplement actual loss experience and allow us to better estimate the loss within the loan portfolios based upon market and other indicators. Qualitative factors are analyzed to determine a quantitative impact of each factor which adjusts the historical loss rate. Adjusted historical loss rates are then used in the calculation of the allowance for loan losses. The adjusted historical loss rates during 2012 were higher than those used in the calculation of the consumer allowance for loan losses at December 31, 2011, thereby resulting in an increase to the 2012 level of allowance for loan losses.

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

Third, the commercial loan portfolio was segmented into commercial "legacy" loans (loans originated prior to January 1, 2011) and commercial "new" loans (loans originated on or after January 1, 2011) while still retaining the segmentation by product type. Due to the changes in our strategy and to changes in underwriting and origination practices and controls related to that strategy, management determined the refined segmentation better reflected the dynamics in the two portfolios. The loss rates attributed to the "legacy" portfolio are based on historical losses of this segment. Due to the brief period of time that loans in the "new" portfolio were outstanding, and thus the absence of a sufficient loss history for that portfolio, we had used loss data from a third party data aggregation firm (adjusting for our qualitative factors) as a proxy for estimating an allowance for loan losses on the "new" portfolio. As a refinement in the first quarter 2012, we separately identified a population of commercial banks with similar size balance sheets (and loan portfolios) to serve as our peer group. We now use this peer group's publicly available historical loss data (adjusted for our qualitative factors) as a new proxy for loss rates used to determine the allowance for loan losses on our "new" commercial portfolio. This refined segmentation resulted in an increase to the 2012 level of allowance for loan losses, as compared to the 2011 level of allowance for loan losses.

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

Lastly, part of the increase in allowance for loan losses was a result of the TDR refinement. Historically, we performed impairment analysis on TDRs by using the discounted cash flows method on a portfolio or pooled approach when the TDRs were not deemed collateral dependent. During the fourth quarter 2011, management adopted a strategic focus that improved loss mitigation processes so that we could continue the rate of loan modifications and other loss mitigation activities. Due to the emphasis on loss mitigation activities, management implemented new procedures relating to "new" TDRs (loans that were designated TDRs generally beginning on or after October 1, 2011) to capture the necessary data to perform the impairment analysis on a portfolio level. Such data was not previously available and currently continues to not be available for loans designated as TDRs prior to September 30, 2011. This data is now being captured in part due to our loan servicing system conversion in late 2011. As such, for a significant percentage of "new" TDRs, management was able to perform the impairment calculation on a portfolio basis. Given data constraints the "old" TDR portfolio as of December 31, 2011, is still utilizing the pooled approach. This refinement resulted in an increase to the 2012 level of allowance for loan losses, as compared to the 2011 level of allowance for loan losses. Management expects to continue to refine this process for operational efficiency purposes that will allow for periodic review and updates of impairment data of all TDRs grouped by similar risk characteristics.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as pre-tax pre-credit-cost income, the efficiency ratio and the ratio of total non-performing assets to Tier 1 capital (to adjusted total assets) and general reserves. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of our unique business model. Such measures also help investors to facilitate performance comparisons and benchmarks with other bank and thrift peers in our industry.

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

Pre-tax pre-credit-cost income. Pre-tax pre-credit-cost income, as defined by our management, represents net income before taxes, and excludes credit related expenses (defined by management as provision for loan losses, asset resolution expense, other than temporary impairment, representation and warranty reserve provision, write down of residual and transferors' interest). While these items represent an integral part of our banking operations, in each case, the excluded items are items that management believes are particularly impacted or increased due to economic stress or significant changes in the credit cycle and are therefore likely to make it more difficult to understand our underlying performance trends and our ability to generate income from our mortgage and banking operations. Net interest income, non-interest income and non-interest expense are all calculated in accordance with GAAP and are presented in the Consolidated Statements of Operations. Net income is adjusted only for the specific items listed above in the calculation of pre-tax pre-credit-cost income, and these adjustments represent the excluded items in their entirety for each period presented to better facilitate period to period comparisons.

Viewed together with our GAAP results, management believes pre-tax pre-credit cost income provides investors and stakeholders with a functional measurement to evaluate and better understand trends in our period to period ability to generate income and capital to offset credit related expenses, in each case exclusive of the effects of past and current economic stress and the credit cycle. As recent results for the banking industry demonstrate, provisions for loan losses, increases in representation and warranty reserve, asset impairments and mark-downs and expenses related to the resolution and disposition of assets can vary significantly from period to period, making a measure that helps isolate the impact of those credit related expenses on profitability integral to helping investors understand the business model. The "Asset Resolution," "Quality of Earning Assets," and "Representation and Warranty Reserve" sections of this report isolate the different credit quality challenges and issues and the impact of the associated credit related expenses on our income statement.

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

Non-performing assets / Tier 1 + Allowance for Loan Losses. The ratio of non-performing assets to Tier 1 and allowance for loan losses divides the total level of non-performing assets held for investment by Tier 1 capital (to adjusted total assets), as defined by bank regulations, plus allowance for loan losses. We believe these measurements are meaningful measures of capital adequacy used by investors, regulators, management and others to evaluate the adequacy of capital in comparison to other companies in the industry.

Tier 1 Common. The ratio of Tier 1 common (to risk-weighted assets) is a financial measure utilized by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews Tier 1 common (to risk-weighted assets) along with other measures of capital as part of financial analysis and has included the non-GAAP measurement, and the corresponding reconciliation to Tier 1 capital (to adjusted total assets) because of current interest in such information on the part of market participants. Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

The following table displays the calculation for the non-GAAP measures.

Non-GAAP Reconciliation
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended					For the Nine Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	September 30, 2012	September 30, 2011
Pre-tax, pre-credit-cost income
Income (loss) before tax provision	$60,730	$87,887	$(7,309)	$(74,901)	$(9,216)	$141,307	$(105,821)
Add back
Provision for loan losses	52,595	58,428	114,673	63,548	36,690	225,696	113,383
Asset resolution	12,487	20,851	36,770	32,408	34,515	70,108	95,906
Other than temporary impairment on available-for-sale investments	—	1,017	1,175	7,132	1,322	2,192	16,906
Representation and warranty reserve - change in estimate	124,492	46,028	60,538	69,279	38,985	231,058	80,776
Write down of residual interest	118	1,244	409	847	186	1,771	4,825
Total credit-related-costs	189,692	127,568	213,565	173,214	111,698	530,825	311,796
Pre-tax, pre-credit-cost income	$250,422	$215,455	$206,256	$98,313	$102,482	$672,132	$205,975

Efficiency ratio (credit-adjusted)
Net interest income (a)	$73,079	$75,478	$74,733	$75,863	$65,614	$223,290	$169,511
Non-interest income (b)	273,737	240,334	221,377	118,621	112,551	735,448	266,895
Representation and warranty reserve - change in estimate (c)	124,492	46,028	60,538	69,279	38,985	231,058	80,776
Adjusted income	$471,308	$361,840	$356,648	$263,763	$217,150	$1,189,796	$517,182
Non-interest expense (d)	233,491	169,497	188,746	205,837	150,691	591,735	428,844
Asset resolution expense (e)	(12,487)	(20,581)	(36,770)	(32,408)	(34,515)	(70,108)	(95,906)
Adjusted non-interest expense	$221,004	$148,916	$151,976	$173,429	$116,176	$521,627	$332,938
Efficiency ratio (d/(a+b))	67.3%	53.7%	63.7%	105.8%	84.6%	61.7%	98.3%
Efficiency ratio (credit-adjusted) ((d-e)/((a+b)+c)))	46.9%	41.2%	42.6%	65.8%	53.5%	43.8%	64.4%

	September 30, 2012	December 31, 2011	September 30, 2011
Non-performing assets / Tier 1 capital + allowance for loan losses
Non-performing assets	$518,416	$603,082	$558,252
Tier 1 capital (to adjusted total assets) (1)	$1,379,701	$1,215,220	$1,273,929
Allowance for loan losses	305,000	318,000	282,000
Tier 1 capital + allowance for loan losses	$1,684,701	$1,533,220	$1,555,929
Non-performing assets / Tier 1 capital + allowance for loan losses	30.8%	39.3%	35.9%

Tier 1 common (to risk-weighted assets)
Tier 1 capital (to adjusted total assets) (1)	$1,379,701	$1,215,220	$1,273,929
Adjustments
Preferred stock	(266,657)	(266,657)	(266,657)
Qualifying trust preferred securities	(240,000)	(240,000)	(240,000)
Tier 1 common	$873,044	$708,563	$767,272
Total risk-weighted assets (2)	$8,461,130	$7,905,062	$7,782,666
Tier 1 common (to risk-weighted assets) ratio	10.32%	8.96%	9.86%

(1)	Represents Tier 1 capital for Bank.

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

Interest rate risk is managed by the asset liability committee ("ALCO"), which is composed of several of our executive officers and other members of management, in accordance with policies approved by our board of directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact projected interest rate scenarios have on earnings and capital, liquidity, business strategies, and other factors. The ALCO meets monthly or as deemed necessary to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, unrealized gains and losses, purchase and sale activity, loans held-for-sale and commitments to originate loans, and the maturities of investments, borrowings and time deposits.

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

In the past, the savings and loan industry measured interest rate risk using gap analysis. Gap analysis is one indicator of interest rate risk; however it only provides a glimpse into expected asset and liability repricing in segmented time frames. Today the banking industry utilizes the concept of Net Portfolio Value ("NPV"). NPV analysis provides a fair value of the balance sheet in alternative interest rate scenarios. The NPV does not take into account management intervention and assumes the new rate environment is constant and the change is instantaneous.

The following table is a summary of the changes in our NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off‑balance sheet instruments. The interest rate scenarios presented in the table include interest rates at September 30, 2012 and December 31, 2011 and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at September 30, 2012 and December 31, 2011, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this "natural business hedge" historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the net portfolio value framework. Further, there can be no assurance that this natural business hedge would positively affect the net portfolio value in the same manner and to the same extent as in the past.

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

September 30, 2012					December 31, 2011
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change
300	$830	5.9%	$(263)	(24.1)%	300	$896	7.0%	$(184)	(17.0)%
200	$981	6.9%	$(111)	(10.2)%	200	$1,004	7.6%	$(76)	(7.0)%
100	$1,086	7.5%	$(6)	(0.6)%	100	$1,082	8.1%	$1	0.1%
Current	$1,092	7.5%	$—	—%	Current	$1,080	8.0%	$—	—%
(100)	$1,035	7.1%	$(57)	(5.2)%	(100)	$964	7.1%	$(116)	10.7%

Our balance sheet exhibits minimal sensitivity for fairly small rate movements. The negative convexity of our balance sheet leads more sensitivity in larger rate movements. The amount of price sensitivity tends to decrease as rates rise and increase as rates fall. Negative convexity is a measure of the sensitivity of the duration to changes in interest rates.

Item 4. Controls and Procedures

(a)
Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of September 30, 2012 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.

(b)
Changes in Internal Controls. During the quarter ended September 30, 2012, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

In 2009 and 2010, the Bank received repurchase demands from Assured, with respect to HELOCs that were sold by the Bank in connection with the HELOC securitizations. Assured is the note insurer for each of the two HELOC securitizations completed by the Bank. In April 2011, Assured filed a lawsuit against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it had paid under the respective insurance policy, plus interest and costs. Assured is seeking $111.0 million in damages. On March 1, 2012, the court dismissed Assured's claims for indemnification and reimbursement, but allowed the case to proceed on the breach of contract claims related to the Bank's repurchase obligations. The court issued a memorandum opinion, on September 25, 2012, supporting and explaining the court's March 1 decision. In the memorandum, the court stated that the principal issue in the case is whether the Bank's breach of representations and warranties materially increased the risk of loss to Assured at the time of the securitization as compared to the risk of loss that Assured reasonably should have expected. The bench trial began on October 10, 2012, and the Company expects that it will conclude in November 2012. The court has not informed the parties when they can expect a decision.

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

The Bank has entered into a Consent Order with the OCC, which requires the Bank to adopt or review and revise various plans, policies and procedures related to, among other things, regulatory capital, enterprise risk management and liquidity. While subject to the Consent Order, the Bank's management and Board of Directors will be required to focus a substantial amount of time on complying with its terms, which could adversely affect the Company's financial performance. Non-compliance with the Consent Order may lead to additional corrective actions by the OCC which could negatively impact our operations and financial performance.

Effective October 23, 2012, the Bank entered into a Consent Order with the OCC. Under the Consent Order, the Bank will adopt or review and revise various plans, policies and procedures related to, among other things, regulatory capital, enterprise risk management and liquidity. Specifically, under the terms of the Consent Order, the Bank has agreed to, among other things, take the following actions:

•
Within 120 days of the date of the Consent Order, the Board of Directors of the Bank (the “Board”) must review, revise, and forward to the OCC a written capital plan for the Bank covering at least a three-year period and establishing projections for the Bank's overall risk profile, earnings performance, growth expectations, balance sheet mix, off-balance sheet activities, liability and funding structure, capital and liquidity adequacy, as well as a contingency capital funding process and plan that identifies alternative capital sources should the primary sources not be available;

•
Within 60 days of the date of the Order, the Board shall adopt and forward to the OCC a comprehensive written liquidity risk management policy that systematically requires the Bank to reduce liquidity risk; and

•
Within 90 days of the date of the Order, the Board shall develop, adopt, and forward to the OCC a written enterprise risk management program that is designed to ensure that the Bank effectively identifies, monitors, and controls its enterprise-wide risks, including by developing risk limits for each line of business;

The Bank will submit these plans, policies and procedures to the OCC for a written determination that the OCC has no supervisory objection to them. Upon the Bank's receipt of no supervisory objection from the OCC, the Consent Order requires the Bank to implement and ensure adherence to the plans, policies and procedures. The foregoing summary of the Consent Order does not purport to be a complete description of all of its terms, and is qualified in its entirety by reference to the copy of the Consent Order filed with the SEC as an exhibit to the Company's Current Report on Form 8-K filed on October 24, 2012.

While subject to the Consent Order, the Bank's management and Board of Directors will be required to focus a substantial amount of time on complying with its terms, which could adversely affect the Company's financial performance. There is also no guarantee that the Bank will be able to fully comply with the Consent Order. In the event the Bank is in material non-compliance with the terms of the Consent Order, the OCC has the authority to subject the Bank to additional corrective actions. In particular, if the Bank fails to submit a capital plan within 120 days of the date of the Consent Order, or fails to implement a written capital plan for which the OCC has provided a written determination of no supervisory objection, then at the sole discretion of the OCC, the Bank may be deemed undercapitalized for purposes of the Consent Order. If the OCC determines that the Bank is undercapitalized for purposes of the Consent Order, it may at its discretion impose additional certain corrective actions on the Bank's operations that are applicable to undercapitalized institutions. These corrective actions could negatively impact the Bank's operations and financial performance.

Since we have new members of our executive team, our ability to execute our revised business strategy may not prove successful.

Some of our executive officers, including our President, have been employed by us for a relatively short period of time. In addition, several of our non-employee directors have been appointed to the board of directors for a relatively short period of time. Since joining us, the newly constituted management team has devoted substantial efforts to significantly change our business strategy and operational activities. There is no assurance that these efforts will prove successful or that the management team will be able to successfully execute upon the revised business strategy and operational activities.

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

In recent years, regulators have intensified their focus on bank secrecy and anti-money laundering, statutes, regulations and compliance requirements, as well as compliance with the rules enforced by OFAC, and we have been required to revise policies and procedures and install new systems in order to comply with regulations, guidelines and examination procedures in this area. More recently, the Bank agreed in the Consent Order to review and revise the Bank's bank secrecy and anti-money laundering risk assessment and written program of policies and procedures adopted in accordance with the Bank Secrecy Act and update the status of the Bank's plan and timeline for the implementation of enhanced bank secrecy and anti-money laundering internal controls. We cannot be certain that the policies, procedures and systems we have in place or may in the future put in place are or will be successful. Therefore, there is no assurance that in every instance we are and will be in full compliance with these requirements or the Consent Order.

We may not be able to resume making future payments of dividends on our capital stock and interest on trust preferred securities.

In early 2012, we provided notice to the U.S. Treasury exercising our contractual right to defer our regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with our participation in the TARP Capital Purchase Program. We also exercised our contractual right to defer interest payments with respect to our trust preferred securities. As a result of such deferrals, we are prohibited from making dividend payments on our capital stock, because the terms of the preferred stock and the trust preferred securities prohibit dividend payments and repurchases or redemptions of certain equity securities until all accrued and unpaid dividends and interest are paid, subject to limited exceptions. There can be no assurances that we will be able to resume making these dividend and interest payments in the future, and our inability to do so after a number of quarters may cause us to default on those obligations.

In addition, our ability to make dividend payments is subject to the limitations set forth in the Supervisory Agreement, which provides that we must receive the prior written non-objection of the Federal Reserve in order to pay dividends, and to the receipt of dividends from the Bank, which are restricted by the Consent Order. Also, under Michigan law, we are prohibited from paying dividends on our capital stock if, after giving effect to the dividend, (i) we would not be able to pay our debts as they become due in the usual course of business or (ii) our total assets would be less than the sum of our total liabilities plus the preferential rights upon dissolution of stockholders with preferential rights on dissolution which are superior to those receiving the dividend.

We are a holding company and therefore dependent on the Bank for funding of obligations and dividends.

As a holding company without significant assets other than the capital stock of the Bank, our ability to service our debt or preferred stock obligations, including interest payments on debentures underlying the trust preferred securities, the obligation to make payments under the DOJ litigation settlement and dividend payments on the preferred stock we issued to the U.S. Treasury, is dependent upon available cash on hand and the receipt of dividends from the Bank on such capital stock. The declaration and payment of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Bank Board and to applicable regulatory and legal limitations, including the prior written non-objection of the OCC as a result of the Consent Order. If the Bank does not make dividend payments to us, we may not be able to service our debt or preferred stock obligations, which could have a material adverse effect of our financial condition and results of operations. Furthermore, the Federal Reserve has the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the holding companies they supervise, including us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended September 30, 2012.

Issuer Purchases of Equity Securities

The Company made no purchases of equity securities common stock during the quarter ended September 30, 2012.

Item 3. Defaults upon Senior Securities

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock"), issued and outstanding in connection with the TARP Capital Purchase Program, the Company may defer payments of dividends for up to six quarters without default or penalty. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of September 30, 2012, the amount of the arrearage on the dividend payments of the Series C Preferred Stock is $12.0 million.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company

10.34 +*
Employment Agreement, dated as of October 1, 2012, by and between Flagstar Bancorp, Inc. and Michael J. Tierney (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 3, 2012, and incorporated herein by reference)

10.35 *
Stipulation to the Issuance of a Consent Order, effective as of October 23, 2012, by and between the Office of the Comptroller of the Currency and Flagstar Bank, FSB (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference)

10.36 *
Consent Order, dated October 23, 2012, by and between Flagstar Bank, FSB and the Office of the Comptroller of the Currency (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101 **
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2012, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

FLAGSTAR BANCORP, INC.
Registrant

Date: October 30, 2012	/s/ Joseph P. Campanelli
Joseph P. Campanelli
Chief Executive Officer
(Principal Executive Officer)

/s/ Paul D. Borja
Paul D. Borja
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company

10.34 +*
Employment Agreement, dated as of October 1, 2012, by and between Flagstar Bancorp, Inc. and Michael J. Tierney (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 3, 2012, and incorporated herein by reference)

10.35 *
Stipulation to the Issuance of a Consent Order, effective as of October 23, 2012, by and between the Office of the Comptroller of the Currency and Flagstar Bank, FSB (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference)

10.36 *
Consent Order, dated October 23, 2012, by and between Flagstar Bank, FSB and the Office of the Comptroller of the Currency (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101 **
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2012, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

* Incorporated herein by reference.

+ Constitutes a management contract or compensation plan or arrangement.

** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.