Form 10-K
period 2012-12-31
FLAGSTAR BANCORP INC
filed 2013-03-05
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16577
(Exact name of registrant as specified in its charter)

Michigan	38-3150651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (248) 312-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes        No  ☒

The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sale price ($8.40 per share) as reported on the New York Stock Exchange on June 30, 2012, was approximately $167.1 million. The registrant does not have any non-voting common equity shares.
As of February 28, 2013, 56,003,453 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the 2013 Annual Meeting of Stockholders have been incorporated into Part III of this Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

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

(1)
Volatile interest rates that impact, amongst other things, (i) the mortgage business, (ii) our ability to originate loans and sell assets at a profit, (iii) prepayment speeds and (iv) our cost of funds, could adversely affect earnings, and our ability to pay dividends to stockholders;

(2)	Competitive factors for mortgage loan originations could negatively impact gain on loan sale margins;

(3)	Competition from banking and non-banking companies for deposits and loans can affect our earnings, gain on sale margins and market share;

(4)
Changes in the regulation of financial services companies and government-sponsored housing enterprises, and in particular, declines in the liquidity of the residential mortgage loan secondary market, could adversely affect our business;

(5)
Changes in regulatory capital requirements or an inability to achieve or maintain desired capital ratios could adversely affect our earnings opportunities and our ability to originate certain types of loans, as well as our ability to sell certain types of assets for fair market value;

(6)
General business and economic conditions, including unemployment rates, movements in interest rates, the slope of the yield curve, any increase in mortgage fraud and other related criminal activity and the further decline of asset values in certain geographic markets, may significantly affect our business activities, loan losses, reserves, earnings and business prospects;

(7)
Repurchases and indemnity demands by mortgage loan purchasers, guarantors and insurers, uncertainty related to foreclosure procedures, and the outcome of current and future legal or regulatory proceedings could result in unforeseen consequences and adversely affect our business activities and earnings;

(8)
The Dodd-Frank Wall Street Reform and Consumer Protection Act has resulted in the elimination of the Office of Thrift Supervision (the "OTS"), tightening of capital standards, and the creation of a new Consumer Financial Protection Bureau and has resulted, or will result, in new laws and regulations, such as the emerging mortgage servicing standards, that are expected to increase our costs of operations. In addition, the change to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as our primary federal regulator and to the Office of the Comptroller of the Currency (the "OCC") as Flagstar Bank, FSB's (the “Bank”) primary federal regulator may result in interpretations affecting our operations different than those of the OTS;

(9)
Both the volume and the nature of consumer actions and other forms of litigation against financial institutions have increased and to the extent that such actions are brought against us or threatened, the cost of defending such suits as well as potential exposure could increase our costs of operations;

(10)
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

(11)
Our, or the Bank's, failure to comply with the terms and conditions of the Supervisory Agreement with the Federal Reserve or the Consent Order with the OCC, respectively, could result in further enforcement actions against us, which could negatively affect our results of operations and financial condition;

(12)
The downgrade of the long-term credit rating of the U.S. by one or more ratings agencies could materially affect global and domestic financial markets and economic conditions, which may affect our business activities, financial condition, and liquidity; and

(13)
The sale of a substantial portion of our commercial loan portfolio is subject to the satisfaction of settlement conditions and certain post-closing indemnification obligations. Because of business, economic or market conditions or for any other reasons within or outside of our discretion, the sale may not have the projected impact or be consummated in a timely manner.

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

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At December 31, 2012, our total assets were $14.1 billion, making us the largest bank headquartered in Michigan and one of the top 10 largest savings banks in the United States. Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBC." We are considered a controlled company for NYSE purposes because MP Thrift Investments, L.P. ("MP Thrift") held approximately 63.7 percent of our common stock as of December 31, 2012.

As a savings and loan holding company, we are subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Bank is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency ("OCC") of the United States Department of the Treasury ("U.S. Treasury"). The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation ("FDIC") and the Bank's deposits are insured by the FDIC through the Deposit Insurance Fund ("DIF"). The Bank is also subject to the rule-making, supervision and examination authority of the Consumer Financial Protection Bureau (the "CFPB"), which is responsible for the principal federal consumer protection laws. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis.

Our primary business is the Mortgage Banking segment, in which we originate or purchase residential first mortgage loans throughout the country and sell them into securitization pools, primarily to Fannie Mae, Freddie Mac and Ginnie Mae (collectively, government sponsored entities or the "GSEs") or as whole loans. Approximately 98.6 percent of our total loan originations during the year ended December 31, 2012 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale. Our revenue primarily consists of net gain on loan sales, loan fees and charges, net loan administration income, and interest income from residential first mortgage loans held-for-investment and held-for-sale, second mortgage loans and warehouse loans held-for-investment. We originate residential first mortgage loans through our wholesale relationships with over 1,700 mortgage brokers and approximately 1,300 correspondents, which are located in all 50 states and serviced by 134 account executives. We also operate 31 home lending centers located in 14 states, which primarily originate one-to-four family residential first mortgage loans as part of our Mortgage Banking segment. These loan origination centers employ approximately 200 loan officers. We also originate mortgage loans through referrals from our 111 banking centers, consumer direct call center and our website, www.flagstar.com. The combination of our home lending, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential first mortgage loan products. Our servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, assisting homeowners through loss mitigation activities, and accounting for and remitting principal and interest payments to investors and escrow payments to third parties.

Our business also includes the Community Banking segment, in which our revenues include net interest income and fee-based income from community banking services. At December 31, 2012, we operated 111 banking centers (of which 15 are located in retail stores), all of which are located in Michigan. Of the 111 banking centers, 66 facilities are owned and 45 facilities are leased. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and businesses. We provide deposit and cash management services to governmental units on a relationship basis. We leverage our banking centers to cross-sell loan and deposit products to existing customers and to increase our customer base by attracting new customers. At December 31, 2012, we had a total of $8.3 billion in deposits, including $6.4 billion in retail deposits, $1.0 billion in company controlled deposits, $0.8 billion in government deposits, and $0.1 billion in wholesale deposits.

At December 31, 2012, we had 3,662 full-time equivalent salaried employees of which 334 were account executives and loan officers.

Commercial Loan Sales

In late 2012, we made a strategic decision to exit our New England based commercial loan production offices. These offices are in the process of being closed, and we expect that operations will cease by June 30, 2013. In connection with this decision, we also entered into two agreements to sell our New England commercial loan portfolios.

Effective December 31, 2012, the Bank entered into a definitive Transaction Purchase and Sale Agreement (the "CIT Agreement") with CIT Bank, the wholly-owned U.S. commercial bank subsidiary of CIT Group Inc. ("CIT"). Under the terms of the CIT Agreement, CIT will acquire $1.3 billion in commercial loan commitments, $784.3 million of which were outstanding at December 31, 2012. The loans sold consist primarily of asset-based loans, equipment leases and commercial real estate loans. The sale resulted in a reversal of $12.6 million in loan loss reserves associated with such loans which was recognized at December 31, 2012. We expect that the total purchase price for the portfolio will be approximately $779.2 million and that a majority of the assets will be sold during the first quarter of 2013. Through March 1, 2013, we sold $573.2 million of these loans to CIT.

Effective February 5, 2013, the Bank entered into a definitive Asset and Portfolio Purchase and Sale Agreement (the "Customers Agreement") with Customers Bank ("Customers") located in Wyomissing, Pennsylvania. Under the terms of the Customers Agreement, Customers will acquire $187.6 million in commercial loan commitments, $150.9 million of which were outstanding at December 31, 2012. The loans sold consist primarily of commercial and industrial loans. We expect that the total purchase price for the portfolio will be approximately $148.5 million and that a majority of the assets will be transferred during the first quarter 2013.

The loans sold pursuant to CIT Agreement and Customers Agreement were transferred from the loans held-for-investment portfolio to the loans held-for-sale portfolio at December 31, 2012.

Assured Litigation

On February 5, 2013, the United States District Court for the Southern District of New York (the "Court") issued a decision in the civil lawsuit against the Bank filed by Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. ("Assured"). The Court granted judgment in favor of Assured on its claims for breach of contract against the Bank in the amount of $89.2 million plus contractual interest and attorneys’ fees and costs.

Following the Court’s decision in the Assured case, we increased our accrual for pending and threatened litigation and recognized such increase in 2012, which resulted in a decrease in net income of $161.0 million, or $2.87 per share (diluted), for the year ended December 31, 2012. This accrual increased the total expense for pending and threatened litigation, including amounts paid in anticipation of future settlements, to approximately $244.6 million at December 31, 2012. Included in this accrual are amounts for the Court's decision regarding Assured and for the lawsuit that MBIA Insurance Corporation ("MBIA") filed against the Bank on January 11, 2013, along with other pending litigation. See Note 29 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Reverse Stock Split

Our board of directors authorized a one-for-ten reverse stock split on September 24, 2012 following the annual meeting of stockholders on that date at which the reverse stock split was approved by our stockholders. Our common stock began trading on a post-split basis on October 11, 2012. Unless noted otherwise, all share-related amounts herein reflect the one-for-ten reverse stock split.

In connection with the reverse stock split, stockholders received one new share of common stock for every ten shares held at the effective time. The reverse stock split reduced the number of outstanding shares of common stock from approximately 558.3 million to 55.8 million. The number of authorized shares of common stock was reduced from 700 million to 70 million. Proportional adjustments were made to our outstanding options, warrants and other securities entitling holders to purchase or receive shares of common stock. In lieu of fractional shares, stockholders received cash payments based on the common stock's closing price on October 9, 2012, adjusted for the reverse stock split. The reverse stock split did not negatively affect any of the rights that accrue to holders of our outstanding options, warrants and other securities entitling holders to purchase or receive shares of common stock, except to adjust the number of shares relating thereto accordingly. For further information on the reverse stock split, see Note 22 and Note 23 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Management Change

On October 1, 2012, we announced that our and the Bank's respective boards of directors appointed Michael J. Tierney to serve as our President, effective immediately, and as our and the Bank's Chief Executive Officer, effective November 1, 2012, in each case subject to receipt of non-objection from the Federal Reserve, our primary regulator, and the OCC, the Bank's primary regulator. Mr. Tierney also was appointed to our board of directors and to the board of directors of the Bank, subject to receipt of Federal Reserve and OCC non-objections. We have received non-objection from the Federal Reserve for Mr. Tierney to serve as our President and Chief Executive Officer and a member of our board of directors, and we have received OCC approval for Mr. Tierney to serve as the Bank's President and Chief Executive Officer on an interim basis and as a member of its board of directors. We also announced that John D. Lewis, Managing Director of Donnelly Penman & Partners and former Vice Chairman of Comerica Bank, was appointed to serve as the Non-Executive Chairman of the boards of directors of us and the Bank, in each case subject to receipt of regulatory non-objection. We received non-objection from the Federal Reserve and the OCC for Mr. Lewis to serve as Non-Executive Chairman.

Effective December 18, 2012, our and the Bank's boards of directors appointed Alessandro DiNello as the President of the Bank and as our and the Bank's Chief Administrative Officer, subject to receipt of OCC and, if necessary, Federal Reserve non-objection, requests for which are pending. In addition, the Bank's boards of directors appointed Matthew A. Kerin as the President of the Bank's Mortgage Banking Division, subject to regulatory OCC non-objection. The Bank has received OCC non-objection for Mr. Kerin to serve as President of the Bank's Mortgage Banking Division.

Consent Order

Effective October 23, 2012, the Bank's board of directors executed a Stipulation and Consent (the "Stipulation"), accepting the issuance of a Consent Order (the "Consent Order") by the OCC. The Consent Order replaces the supervisory agreement entered into between the Bank and the OTS on January 27, 2010. The OCC terminated the supervisory agreement simultaneous with issuance of the Consent Order. We are still subject to a supervisory agreement, dated January 27, 2010, with the Federal Reserve.
Under the terms of the Consent Order, the Bank's board of directors has agreed to, among other things, take the following actions:

•
forward to the OCC a written capital plan covering at least a three-year period and establishing projections for our overall risk profile, earnings performance, growth expectations, balance sheet mix, off-balance sheet activities, liability and funding structure, capital and liquidity adequacy, as well as a contingency capital funding process and a plan that identifies alternative capital sources should the primary sources not be available, and at least annually thereafter, review, revise and resubmit the written capital plan;

•
review, revise, adopt and forward to the OCC written policies and procedures for maintaining an adequate allowance for loan losses in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP");

•	review, revise, adopt and forward to the OCC written policies and procedures for maintaining an adequate representation and warranty reserve in accordance with U.S. GAAP;

•	adopt and forward to the OCC a comprehensive written liquidity risk management policy that systematically requires us to reduce liquidity risk;

•
adopt, implement, and ensure our adherence to an independent, internal audit program covering all our operations and shall implement appropriate actions to remedy deficiencies cited in such audit reports;

•
develop, adopt, and forward to the OCC a written enterprise risk management program that is designed to ensure that we effectively identify, monitor, and control our enterprise-wide risks, including by developing risk limits for each line of business;

•
adopt, implement, and ensure adherence to an independent, ongoing loan review system to review our loan and lease portfolios, which system shall provide for the filing with our board of directors of internal loan and lease review reports and shall require our board of directors to review the reports and take immediate remedial action if appropriate;

•	establish, adopt, and forward to the OCC written policies and procedures designed to identify, measure, monitor, and control risks associated with our credit concentrations;

•
review, revise, and ensure adherence to our written Bank Secrecy Act/Anti-Money Laundering ("BSA/AML") Risk Assessment to ensure BSA/AML risks posed to us are accurately identified after consideration of all pertinent information;

•
review, revise, and ensure adherence to our written program of policies and procedures adopted in accordance with the Bank Secrecy Act ("BSA"), which shall include the production of periodic reports designed to identify, monitor, and evaluate unusual or suspicious activity;

•	update the status of our plan and timeline for the implementation of enhanced BSA/AML internal controls and shall forward a copy of the plan and timeline to the OCC;

•
review, revise, and ensure adherence to our risk-based processes to obtain and analyze appropriate information from our customer due diligence program, both at the time of account opening and on an ongoing basis, in order to effectively monitor for, and investigate, suspicious or unusual activity;

•	review, revise, and ensure adherence to our BSA independent testing program;

•
adopt and forward to the OCC a written program to improve our compliance management process, which our board of directors shall implement and ensure compliance with following the OCC's determination of non-objection;

•
adopt, implement, and ensure adherence to (i) written Flood Disaster Protection Act ("FDPA") policies and procedures detailing a coordinated program to ensure compliance with the FDPA, and (ii) a comprehensive FDPA training program for all applicable lending staff to ensure awareness of their FDPA compliance responsibilities; and

•
adopt and forward to the OCC a comprehensive written business continuity plan, which the Bank's board of directors shall implement and ensure compliance with following the OCC's determination of non-objection.

Each of the plans, policies and procedures referenced above in the Consent Order, as well as any subsequent amendments or changes thereto, must be submitted to the OCC for a determination that the OCC has no supervisory objection to them. Upon receiving a determination of no supervisory objection from the OCC, we must implement and adhere to the respective plan, policy or procedure.

The Consent Order also requires the Bank to establish a Compliance Committee to oversee its adherence to the provisions of the Consent Order. The Bank's board of directors has re-designated the existing Regulatory Oversight Committee as the Compliance Committee. The current members of the Compliance Committee are Jay J. Hansen, John D. Lewis, David J. Matlin and Peter Schoels. The Compliance Committee is responsible for monitoring and coordinating the Bank's adherence to the provisions of the Consent Order. The Bank's board of directors has appointed John D. Lewis to serve as the Chairman of the Compliance Committee and Peter Schoels to serve as Vice Chairman of the Compliance Committee.

We intend to address the banking issues identified by the OCC in the manner and within the time periods required for compliance by the OCC, as the OCC may extend one or more of those time frames from time to time. There can be no assurance that the OCC will not provide substantive comments on the capital plan or other submissions that we make pursuant to the Consent Order that will have a material impact on us. We believe that our compliance with the Consent Order should, over time, improve our enterprise risk management practices and our risk profile.

The foregoing summary of the Stipulation and the Consent Order does not purport to be a complete description of all of the terms of such documents, and is qualified in its entirety by reference to copies of the Stipulation and the Consent Order filed with the SEC on October 24, 2012 as exhibits to our Current Report on Form 8-K.

Supervisory Agreement

We are subject to a supervisory agreement, dated January 27, 2010, with the Federal Reserve, as a successor regulator to the OTS (the "Supervisory Agreement"). The Supervisory Agreement will remain in effect until terminated, modified, or suspended in writing by the Federal Reserve, and the failure to comply with the Supervisory Agreement could result in the initiation of further enforcement action by the Federal Reserve, including the imposition of further operating restrictions. We have taken actions which we believe are appropriate to comply with, and intend to maintain compliance with, all of the requirements of the Supervisory Agreement.

Pursuant to the Supervisory Agreement, we submitted a capital plan to the OTS, predecessor in interest to the Federal Reserve. In addition, we agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions, purchases, repurchases or redemptions of certain securities, incurrence, issuance, renewal, rolling over or increase of any debt and certain affiliate transactions, and comply with restrictions on the payment of severance and indemnification payments, director and management changes and employment contracts and compensation arrangements. The foregoing summary of the Supervisory Agreement does not purport to be a complete description of all of the terms of the Supervisory Agreement, and is qualified in its entirety by reference to the copy of the Supervisory Agreement filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 28, 2010.

We addressed the banking issues identified by the Federal Reserve in the manner and within the time periods required for compliance with the Supervisory Agreement.

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

On January 27, 2012, we provided notice to the U.S. Treasury exercising the contractual right to defer regularly scheduled quarterly payments of dividends and interest, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with participation in the TARP Capital Purchase Program. These payments will be periodically evaluated and reinstated when appropriate, subject to the provisions of our supervisory agreement with the Federal Reserve. Concurrently, we also exercised contractual rights to defer interest payments with respect to our trust preferred securities.

On December 18, 2012, the U.S. Treasury announced its intention to auction our preferred stock issued and outstanding under the TARP Capital Purchase Program during 2013. Through March 5, 2013, our preferred stock had not been auctioned and was still held by the U.S. Treasury.

Payment of Dividend and Interest Payments

We are a legal entity separate and distinct from the Bank and our non-banking subsidiaries. In 2008, we discontinued the payment of dividends on common stock. On January 27, 2012, we provided notice to the U.S. Treasury exercising our contractual right to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with our participation in the TARP Capital Purchase Program. Under the terms of the preferred stock, we may defer payments of dividends for up to six quarters in total without default or penalty. Following the sixth quarter, the holders of such preferred stock will have the right to elect two directors to our board of directors. Concurrently, we also exercised our contractual rights to defer interest payments with respect to trust preferred securities. We may not recommence payments on either the preferred stock or trust preferred securities without commencing payments on the other as well. Under the terms of the indentures related to the trust preferred securities, we may defer interest payments for up to 20 consecutive quarters without default or penalty. These payments will be periodically evaluated and reinstated when appropriate, subject to provisions of the Supervisory Agreement.

In addition, we are generally prohibited from making any dividend payments on stock except pursuant to the prior non-objection of the Federal Reserve as set forth in the Supervisory Agreement. Our principal sources of funds are cash dividends paid by the Bank and other subsidiaries, investment income and borrowings. Federal laws and regulations limit the amount of dividends or other capital distributions that the Bank may pay us. The Bank has an internal policy to remain "well-capitalized" under OCC capital adequacy regulations. The Bank does not currently expect to pay dividends to us and, even if it determined to do so, would not make payments if the Bank was not well-capitalized at the time or if such payment would result in the Bank not being well-capitalized. In addition, the Bank must seek prior approval from the OCC at least 30 days before it may make a dividend payment or other capital distribution to us.

Agreement with U.S. Department of Justice

On February 24, 2012, we announced that the Bank had entered into an agreement (the "DOJ Agreement") with the U.S. Department of Justice ("DOJ") relating to certain underwriting practices associated with loans insured by the Federal Housing Administration ("FHA") of the Department of Housing and Urban Development ("HUD"). The Bank and the DOJ entered into the DOJ Agreement pursuant to which the Bank agreed to comply with all applicable HUD and FHA rules related to its continued participation in the direct endorsement lender program, make an initial payment of $15.0 million within 30 business days of the effective date of the DOJ Agreement (paid on April 3, 2012), make payments of approximately $118.0 million contingent upon the occurrence of certain future events (as further described below) (the "Additional Payments"), and complete a monitoring period by an independent third party chosen by the Bank and approved by HUD. The Additional Payments will occur if and only if each of the following events happen:

•
we generate positive income for a sustained period, such that part or all of our Deferred Tax Asset ("DTA"), which has been offset by a valuation allowance (the "DTA Valuation Allowance"), is more likely than not to be realized, as evidenced by the reversal of the DTA Valuation Allowance in accordance with U.S. GAAP;

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

Upon the occurrence of each of the future events described above, and provided doing so would not violate any banking regulatory requirement or the OCC does not otherwise object, we will begin making Additional Payments provided that (i) each annual payment would be equal to the lesser of $25.0 million or the portion of the Additional Payments that remains outstanding after deducting prior payments, and (ii) no obligation arises until our call report as filed with the OCC, including any amendments thereto, for the period ending at least six months prior to the making of such Additional Payments, reflects a minimum Tier 1 capital ratio, after excluding any un-extinguished portion of the preferred stock issued in connection with our participation in the TARP Capital Purchase Program, of 11 percent (or higher ratio if required by regulators).

We made the $15.0 million initial payment during the second quarter 2012. At December, 31, 2012, we had accrued $19.1 million to reflect the fair value of the remaining $118.0 million liability. Future changes in the fair value of the Additional Payments could affect earnings in future quarters. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for the key assumptions used in valuing the litigation settlement.

Business and Strategy

We, as well as the rest of the mortgage industry and most other lenders, were negatively affected in recent years by increased credit losses from the prolonged and unprecedented economic recession. Since the latter part of 2008, financial institutions experienced significant declines in the value of collateral for real estate loans and heightened credit losses, resulting in record levels of non-performing assets, charge-offs, foreclosures and losses on disposition of the underlying assets. Moreover, liquidity in the debt markets remained low throughout 2012, further contributing to the decline in asset prices due to the low level of purchasing activity in the marketplace. While there have been moderate improvements during 2012 in a number of macroeconomic factors which impact our business, near term concerns remain over unemployment, the U.S. mortgage market, real estate values, access to credit and liquidity markets, energy costs, and global political issues such as sovereign debt defaults. Financial institutions also continue to face heightened levels of scrutiny from regulators regarding capital and liquidity requirements, credit risk, and other matters.

We believe that despite the increased scrutiny and heightened capital and liquidity requirements, regulated financial institutions should benefit from reduced competition from unregulated entities that lack the access to and breadth of significant funding sources as well as the capital to meet the financing needs of their customers and the ability to satisfy compliance requirements.

We believe that our management team has the necessary experience to appropriately manage through the credit and operational issues that are present in today's challenging markets. Our Mortgage Banking and Community Banking segments complement each other and contribute to the establishment of a diversified mix of revenue streams.

We intend to continue to seek ways to maximize the value of our Mortgage Banking segment while effectively managing and mitigating risk, with a critical focus on expense management, improving asset quality, increasing profitability, and preserving capital. We expect to pursue opportunities to build our core deposit base through our existing branch banking structure and to serve the credit and non-credit needs of the business customers in our markets, as we diversify our businesses and risk through executing our business plan and transitioning to a full-service and diversified community banking model.

In December 2012, we reorganized the way our operations are managed. The segments are based on an internally-aligned segment leadership structure, which is also how the results are monitored and performance assessed. We expect that the combination of our business model and the services that our operating segments provide will result in a competitive advantage that supports revenue and earnings. Our business model emphasizes the delivery of a complete set of mortgage and banking products and services, including originating, acquiring, selling and servicing one-to-four family residential first mortgage loans, which we believe is distinguished by timely processing and customer service.

Operating Segments

Our business is comprised of two primary operating segments - Community Banking and Mortgage Banking. Our Community Banking segment currently offers a line of financial products and services to individuals, small and middle market businesses, and mortgage lenders. Our Mortgage Banking segment originates, acquires, sells and services residential first mortgage loans on one-to-four family residences. In addition to the two primary segments, we also have an Other segment which includes corporate treasury, tax benefits not assigned to specific operating segments, and miscellaneous other expenses of a corporate nature. Each operating segment supports and complements the operations of the other. For example, funding for the Mortgage Banking segment is primarily provided by deposits obtained through the Community Banking segment. Financial information regarding the three operating segments is set forth in Note 30 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, herein. A more detailed discussion of the three operating segments is set forth below.

Community Banking

Our Community Banking segment is represented primarily by four groups: Branch Banking, Commercial and Business Banking, Government Banking, and Warehouse Lending. Our Community Banking segment's two strategic responsibilities are providing a stable funding source for the Mortgage Banking segment and operating as a standalone, profitable line of business. The groups within the Community Banking segment originate consumer loans, commercial loans and warehouse loans, gather consumer, business and governmental deposits, and offer liquidity management products. The liquidity management products include customized treasury management solutions, equipment and technology leasing, international services, capital markets services such as interest rate risk protection products, foreign exchange hedging, and trading of securities. At December 31, 2012, Branch Banking included 111 banking centers located throughout Michigan. Commercial and Business Banking includes relationship and portfolio managers throughout Michigan's major markets. Government Banking provides deposit and cash management services to all sizes of government units and school districts on a relationship basis throughout Michigan and, to a much lesser degree, Georgia. We intend to exit our Government Banking operations in Georgia during 2013. Warehouse Lending offers lines of credit to other mortgage lenders, allowing those lenders to fund the closing of residential first mortgage loans.

Our Community Banking segment plans to achieve its strategic objective of becoming a standalone, profitable line of business through a number of important initiatives, including a strengthened leadership team, an enhanced sales process, improved operating efficiencies, and the implementation of a streamlined account opening strategy. Branch Banking will continue to optimize its network of offices through strategic growth and relocations. Commercial and Business Banking and Warehouse Lending will continue its focus on acquiring new customer relationships throughout Michigan, and Government Banking will acquire new and expand existing relationships through a focus on checking accounts and treasury services.

Our Community Banking segment's mission is to build strong and lasting relationships with customers, and such relationships are intended to include multiple financial products and services. Regardless of whether customers are first introduced to us through a deposit account, mortgage loan, or other product, the Community Banking segment's focus is to strengthen those relationships by meeting multiple additional financial needs. Our Community Banking segment also cross-sells primary products, such as checking accounts, savings accounts, investment products, and consumer loans, to new and existing customers. These efforts tend to produce incrementally higher relationship profitability and improved customer retention.

Commercial loans held-for-investment. Our Commercial and Business Banking includes relationship and portfolio managers throughout Michigan's major markets. Our commercial loans held-for-investment totaled $0.7 billion at December 31, 2012 and $1.7 billion at December 31, 2011, and consists of three loan types: commercial real estate, commercial and industrial and commercial lease financing, each of which is discussed in more detail below. During the year ended December 31, 2012, we originated $727.1 million in commercial loans. During the year ended December 31, 2012, we transferred $779.2 million and $148.5 million of commercial loans held-for-investment to the loans held-for-sale category related to the previously discussed CIT Agreement and Customers Agreement transactions, respectively, both of which are expected to be substantially closed in the first quarter 2013. The following table identifies the commercial loan held-for-investment portfolio by loan type and selected criteria at December 31, 2012.

Commercial Loans Held-for-Investment
December 31, 2012	Unpaid Principal Balance (1)	Average Note Rate	Loan on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$342,296	5.5%	$38,909
Adjustable rate	299,489	4.1%	47,458
Total commercial real estate loans	641,785		$86,367
Net deferred fees and other	(1,470)
Total commercial real estate loans	$640,315
Commercial and industrial loans:
Fixed rate	$33,124	3.5%	$—
Adjustable rate	58,544	2.7%	41
Total commercial and industrial loans	91,668		$41
Net deferred fees and other	(1,103)
Total commercial and industrial loans	$90,565
Commercial lease financing loans:
Fixed rate	$5,634	6.2%	$—
Net deferred fees and other	666
Total commercial lease financing loans	$6,300
Total commercial loans:
Fixed rate	$381,054		$38,909
Adjustable rate	358,033		47,499
Total commercial and industrial loans	739,087		$86,408
Net deferred fees and other	(1,907)
Total commercial and industrial loans	$737,180

(1)
Unpaid principal balance does not include premiums or discounts. During the year ended December 31, 2012, we transferred $779.2 million and $148.5 million of commercial loans held-for-investment to the loans held-for-sale category related to the CIT Agreement and Customers Agreement, respectively.

At December 31, 2012, our commercial real estate loans held-for-investment totaled $640.3 million, or 11.8 percent of our held-for-investment loan portfolio, our commercial and industrial held-for-investment loan portfolio was $90.6 million, or 1.7 percent of our held-for-investment loan portfolio, and our commercial lease financing loans held-for-investment totaled $6.3 million, or 0.1 percent of our held-for-investment loan portfolio. At December 31, 2011, our commercial real estate held-for-investment loan portfolio totaled $1.2 billion, or 17.7 percent of our held-for-investment loan portfolio, our commercial and industrial held-for-investment loan portfolio was $328.9 million, or 4.7 percent of our held-for-investment loan portfolio, and our commercial lease financing held-for-investment loans totaled $114.5 million, or 1.6 percent of our held-for-investment loan portfolio.

The following table sets forth the unpaid principal balance of our commercial loan held-for-investment portfolio at December 31, 2012 by year of origination.

Year of Origination	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars in thousands)
Commercial real estate (1) (2)	$494,074	$7,519	$15,488	$35,057	$89,647	$641,785
Commercial and industrial (2)	1,198	169	673	40,818	48,810	91,668
Commercial lease financing (2)	—	—	—	4,924	710	5,634
Total	$495,272	$7,688	$16,161	$80,799	$139,167	$739,087

(1)	During the year ended December 31, 2012, we sold $20.9 million in non-performing commercial real estate loans and charged off $124.0 million.

(2)
During the year ended December 31, 2012, we transferred $779.2 million and $148.5 million of commercial loans held-for-investment to the loans held-for-sale category related to the CIT Agreement and Customers Agreement, respectively, for a total of $927.7 million, which consisted of $280.4 million of commercial real estate, $488.4 million of commercial and industrial, and $158.9 million of commercial lease financing loans.

The average loan balance in our total commercial held-for-investment loan portfolio was approximately $0.9 million for the period ending December 31, 2012, with the largest loan being $39.9 million. There are approximately eight loans with more than $10.2 million of exposure and those loans comprised approximately $143.0 million, or 19.3 percent, of the total commercial held-for-investment loan portfolio.

Commercial real estate loans. Our commercial real estate ("CRE") held-for-investment loan portfolio is comprised of loans that are collateralized by real estate properties intended to be income-producing in the normal course of business and consists of CRE loans originated prior to 2011, including CRE loans refinanced during 2009 and 2010 and CRE loans originated during 2011 and 2012.

The following table discloses our total unpaid principal balance of CRE held-for-investment loans that were geographically concentrated at December 31, 2012.

	December 31, 2012
State	Percent	Amount (1)
	(Dollars in thousands)
Michigan	66.5%	$427,043
Indiana	7.0%	44,577
Georgia	6.4%	40,783
Virginia	5.3%	33,867
Florida	3.5%	22,519
Other	11.3%	72,996
Total	100.0%	641,785

(1)	Unpaid principal balance does not include premiums or discounts.

In early 2008, we ceased the origination of commercial real estate loans and allowed the amortization of this remaining portfolio. For the management of such loans, we replaced the previous commercial real estate management and loan officers with experienced workout officers and relationship managers. In addition, we prepared a comprehensive review, including customized workout plans for all classified loans, and risk assessments were prepared on a loan level basis for the entire commercial real estate portfolio. Such loans are managed by our special assets group, whose primary objectives are working out troubled loans, reducing classified assets and taking pro-active steps to prevent deterioration in performance. We expect to retain a portion of these loans in our loans held-for-investment portfolio while continuing to dispose of the remainder through workouts, charge offs and payoffs.

In February 2011, we began originating CRE loans under enhanced underwriting guidelines through our Northeast commercial lending operations under a lending team in our commercial banking group to establish commercial banking relationship and provide cross-sell opportunities. In connection with the two commercial loan sales noted above, the majority of the loans originated by this group have been sold. Management expects to continue to originate such loans going forward, with a focused concentration on our primary geographic market (e.g., Michigan).

The following table set forth the performance of the unpaid principal balance of CRE loans originated during 2011 and 2012 and contained in our loan held-for-investment portfolio at December 31, 2012.

CRE , originated 2011 and later (1)
Property Type	30 Days Past Due	60 Days Past Due	90+ Days Past Due (2)	Balance	Total Reserves
	(Dollars in thousands)
Land	$—	$—	$—	$149	$3
One-to-four family conventional	—	—	—	1,645	31
Multi-family conventional	—	—	—	10,829	201
Commercial non-owner occupied	6,603	—	—	88,482	1,645
Secured by nonfarm, nonresidential	—	—	—	36,626	682
Other	—	—	—	12,154	226
Negative escrow	—	—	—	(3)	—
Net deferred fees and other	—	—	—	(1,844)	—
Total	$6,603	$—	$—	$148,038	$2,788

(1)	Includes commercial real estate held-for-investment loans originated during 2011 and 2012.

(2)	Greater than 90 days past due includes performing non-accrual loans.

The following table sets forth the performance of the unpaid principal balance of CRE loans originated prior to 2011, including CRE loans refinanced during 2009 and 2010.

CRE, originated prior to 2011 (1)
Property Type	30 Days Past Due	60 Days Past Due	90+ Days Past Due (2)	Balance	Total Reserves
	(Dollars in thousands)
Land	$—	$—	$1,745	$4,802	$276
One-to-four family conventional	102	141	62	756	74
Multi-family conventional	—	6,411	3,022	41,484	3,387
Commercial non-owner occupied	—	438	77,114	412,324	32,309
Secured by nonfarm, nonresidential	274	—	4,424	32,535	2,476
Negative escrow	—	—	—	1,613	—
Net deferred fees and other	—	—	—	(1,237)	—
Total	$376	$6,990	$86,367	$492,277	$38,522

(1)	Includes commercial real estate held-for-investment loans originated prior to 2011.

(2)	Greater than 90 days past due includes performing non-accrual loans.

Commercial and industrial loans. Commercial and industrial held-for-investment loan facilities typically include lines of credit to our small or middle market businesses for use in normal business operations to finance working capital needs, equipment purchases and expansion projects. Commercial and industrial held-for-investment loans include those loan facilities previously described, as well as asset based lending and auto dealer floor plan financing. We participate, with other lenders, in syndicated deals to well known larger companies. As of December 31, 2012, we had no auto dealer floor plan financing loans. At December 31, 2012 our commercial and industrial held-for-investment loans totaled $90.6 million, compared to $330.1 million at December 31, 2011. During the year ended December 31, 2012, we transferred $488.4 million of commercial and industrial loans held-for-investment to the loans held-for-sale category as a result of our agreements to sell such loans pursuant to the CIT Agreement and Customers Agreement.

Commercial lease financing loans. Our commercial lease financing held-for-investment loan portfolio is comprised of equipment leased to customers in a direct financing lease. The net investment in financing leases includes the aggregate amount of lease payments to be received and the estimated residual values of the equipment, less unearned income. Income from lease financing is recognized over the lives of the leases on an approximate level rate of return on the unrecovered investment. The residual value represents the estimated fair value of the leased asset at the end of the lease term. Unguaranteed residual values of leased assets are reviewed at least annually for impairment. If any declines in residual values are determined to be other-than-temporary they will be recognized in earnings in the period such determinations are made. At December 31, 2012 our commercial lease financing held-for-investment loans totaled $6.3 million, compared to $114.5 million at December 31, 2011. During the year ended December 31, 2012, we transferred $158.9 million of commercial lease financing loans held-for-investment to the loans held-for-sale category related to the CIT Agreement.

Warehouse lending. We also continue to offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or drawdown on the line is collateralized by the residential first mortgage loan being funded, and during 2012, we subsequently acquired approximately 76.7 percent of residential first mortgage loans funded through the warehouse lines. Underlying mortgage loans are predominately originated using GSE underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more qualified principal officers of the borrower. The aggregate amount of adjustable rate warehouse lines of credit granted to other mortgage lenders at December 31, 2012 was $2.3 billion, of which $1.3 billion was outstanding and had an average rate of 5.4 percent, compared to $2.1 billion granted at December 31, 2011, of which $1.2 billion was outstanding and had an average rate of 5.5 percent. The levels of outstanding balances of such warehouse lines are generally correlated to the level of our overall production levels because our correspondents (from whom we purchase mortgage loans) also comprise a substantial portion of our warehouse lending customers. As of December 31, 2012 and December 31, 2011, our warehouse lines funded over 62 percent of the loans in our correspondent channel. There were 311 warehouse lines of credit to other mortgage lenders with an average size of $7.5 million at December 31, 2012, compared to 293 warehouse lines of credit with an average size of $7.0 million at December 31, 2011. At December 31, 2012 we had no warehouse lines on non-accrual status, as compared to $28,000 at December 31, 2011.

Mortgage Banking

Our Mortgage Banking segment originates, acquires, sells and services one-to-four family residential first mortgage loans. The origination or acquisition of residential first mortgage loans held-for-sale constitutes our most significant lending activity.

Throughout 2012, we remained one of the country's leading mortgage loan originators. We utilize three production channels to originate or acquire mortgage loans: Home Lending Centers (also referred to as "retail"), as well as, Broker and Correspondent (also collectively referred to as "wholesale"). Each production channel produces similar mortgage loan products and applies the same underwriting standards. We expect to continue to leverage technology to streamline the mortgage origination process and bring service and convenience to brokers and correspondents. Sales support offices are maintained that assist brokers and correspondents nationwide. We also continue to make increasing use of the Internet as a tool to facilitate the mortgage loan origination process through each of our production channels. Brokers and correspondents are able to register and lock loans, check the status of inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Most mortgage loans that closed in 2012 utilized the Internet in the completion of the mortgage origination or acquisition process.

Home Lending Centers.  In a home lending center transaction, loans are originated through a nationwide network of our stand-alone loan origination centers, as well as referrals from our Banking segment and the national call center. When loans are originated on a retail basis, the origination documentation is completed internally inclusive of customer disclosures and other aspects of the lending process and the funding of the transactions. At December 31, 2012, we maintained 31 loan origination centers. At the same time, our centralized loan processing gained efficiencies and allowed lending sales staff to focus on originations. For the year ended December 31, 2012, we closed $3.4 billion of loans utilizing this origination channel, which equaled 6.4 percent of total originations, compared to $1.8 billion or 6.7 percent of total originations during the year ended December 31, 2011.

Broker.  In a broker transaction, an unaffiliated bank or mortgage brokerage company completes the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as "table funding") thereby becoming the lender of record. Currently, we have active broker relationships with over 1,700 banks, credit unions, and mortgage brokerage companies located in all 50 states. For the year ended December 31, 2012, we closed loans totaling $14.7 billion utilizing this origination channel, which equaled 27.5 percent of total originations, compared to $7.9 billion or 29.6 percent during the year ended December 31, 2011.

Correspondent.  In a correspondent transaction, an unaffiliated bank or mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at a market price. We do not acquire loans on a bulk basis without prior review from correspondents, but instead we acquire each loan after review on a loan-level basis and each loan is required to be originated to our underwriting guidelines. We have active correspondent relationships with over 1,300 companies, including banks, credit unions, and mortgage companies located in all 50 states. For the year ended December 31, 2012, we closed loans totaling $35.4 billion utilizing the correspondent origination channel, which equaled 66.1 percent of total originations, compared to $16.9 billion or 63.7 percent originated during the year ended December 31, 2011.

The following tables disclose residential first mortgage loan originations by channel, type and mix for each respective period.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
	(Dollars in thousands)
Home Lending Centers	$729,369	$751,075	$961,591	$998,804	$3,440,839
Broker	2,909,446	3,156,949	4,117,742	4,524,775	14,708,912
Correspondent	7,530,594	8,638,977	9,434,287	9,833,218	35,437,076
Total	$11,169,409	$12,547,001	$14,513,620	$15,356,797	$53,586,827

Purchase originations	$2,188,508	$3,324,501	$3,267,788	2,915,724	$11,696,521
Refinance originations	8,980,901	9,222,500	11,245,832	12,441,073	41,890,306
Total	$11,169,409	$12,547,001	$14,513,620	$15,356,797	$53,586,827

Conventional	$7,859,960	$8,762,268	$10,020,863	$10,427,131	$37,070,222
Government	2,611,691	3,085,247	3,178,563	$3,363,134	12,238,635
Jumbo	697,758	699,486	1,314,194	1,566.532	4,277,970
Total	$11,169,409	$12,547,001	$14,513,620	$15,356,797	$53,586,827

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
	(Dollars in thousands)
Home Lending Centers	$329,973	$354,359	$481,057	$616,765	$1,782,154
Broker	1,341,973	1,436,632	2,178,801	2,931,106	7,888,512
Correspondent	3,184,364	2,851,716	4,266,593	6,639,229	16,941,902
Total	$4,856,310	$4,642,707	$6,926,451	$10,187,100	$26,612,568

Purchase originations	$1,702,041	$2,347,212	$2,538,925	$2,148,300	$8,736,478
Refinance originations	3,154,269	2,295,495	4,387,526	8,038,800	17,876,090
Total	$4,856,310	$4,642,707	$6,926,451	$10,187,100	$26,612,568

Conventional	$2,965,986	$2,726,979	$4,431,229	$7,180,349	$17,304,543
Government	1,645,232	1,680,766	1,759,984	2,135,840	7,221,822
Jumbo	245,092	234,962	735,238	870,911	2,086,203
Total	$4,856,310	$4,642,707	$6,926,451	$10,187,100	$26,612,568

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
	(Dollars in thousands)
Home Lending Centers	$413,663	$441,693	$581,334	$549,908	$1,986,598
Broker	1,661,460	1,811,108	2,545,969	3,051,509	9,070,046
Correspondent	2,249,998	3,198,866	4,486,089	5,562,820	15,497,773
Total	$4,325,121	$5,451,667	$7,613,392	$9,164,237	$26,554,417

Purchase originations	$1,624,556	$2,536,104	$2,053,092	$1,679,921	$7,893,673
Refinance originations	2,700,565	2,915,563	5,560,300	7,484,316	18,660,744
Total	$4,325,121	$5,451,667	$7,613,392	$9,164,237	$26,554,417

Conventional	$2,671,186	$3,316,366	$5,007,734	$6,249,138	$17,244,424
Government	1,424,570	1,843,956	2,141,729	2,516,125	7,926,380
Jumbo	229,365	291,345	463,929	398,974	1,383,613
Total	$4,325,121	$5,451,667	$7,613,392	$9,164,237	$26,554,417

Underwriting

During the year ended December 31, 2012, we primarily originated residential first mortgage loans for sale that conformed to the respective underwriting guidelines established by GSEs.

Residential first mortgage loans

At December 31, 2012, most of our held-for-investment residential first mortgage loans had been originated in 2008 or prior years with underwriting criteria that varied by product and with the standards in place at the time of origination. Loans originated after 2008 are loans that generally satisfy specific criteria for sale into securitization pools insured by the GSEs or were repurchased from the GSEs subsequent to such sales.

Set forth below is a table describing the characteristics of the residential first mortgage loans in our held-for-investment portfolio at December 31, 2012, by year of origination.

Year of Origination	2008 and Prior	2009	2010	2011	2012	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$2,778,879	$62,432	$37,214	$47,458	$48,031	$2,974,014
Average note rate	4.11%	4.87%	4.11%	4.21%	3.90%	4.13%
Average original FICO score	713	690	693	722	738	712
Average current FICO score (2)	686	650	685	719	734	686
Average original LTV ratio	75.8%	85.9%	79.9%	78.3%	74.6%	76.1%
Housing Price Index LTV, as recalculated (3)	93.8%	91.7%	84.8%	82.1%	73.0%	93.2%
Underwritten with low or stated income documentation	38.0%	3.0%	6.0%	1.0%	—%	35.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the year ended December 31, 2012.

(3)
The housing price index ("HPI") LTV is updated from the original LTV based on Metropolitan Statistical Area-level Office of Federal Housing Enterprise Oversight ("OFHEO") data as of September 30, 2012.

Average original loan-to-value ("LTV") represents the loan balance at origination, as a percentage of the original appraised value of the property. LTVs are refreshed quarterly based on estimates of home prices using the most current OFHEO data, and reflect the modest recovery in home prices over the past 18 months.

Residential first mortgage loans are underwritten on a loan-by-loan basis rather than on a pool basis. Generally, residential first mortgage loans produced through our production channels in the held-for-investment loan portfolio are reviewed by one of our in-house loan underwriters or by a contract underwriter. In all cases, loans must be underwritten to our underwriting standards.

Our criteria for underwriting generally includes, but are not limited to, full documentation of borrower income and other relevant financial information, fully indexed rate consideration for variable rate loans, and for GSE loans, the specific GSEs eligible LTV ratios with full appraisals when required. Variances from any of these standards are permitted only to the extent allowable under the specific program requirements. These specific program requirements include the ability to originate loans with less than full documentation and variable rate loans with an initial interest rate less than the fully indexed rate. Mortgage loans are collateralized by a first or second mortgage on a one-to-four family residential property.

In general, for loans in the portfolio originated in years 2008 and prior, loan balances under $1,000,000 required a valid GSE automated underwriting system ("AUS") response for approval consideration. Documentation and ratio guidelines are driven by the AUS response. A FICO credit score for the borrower was required and a full appraisal of the underlying property that would serve as collateral is obtained.

For loan balances over $1,000,000, traditional manual underwriting documentation and ratio requirements are required as are two years plus year to date of income documentation and two months of bank statements. Income documentation based solely on a borrower's statement was an available underwriting option for each loan category. Even so, in these cases employment of the borrower was verified under the vast majority of loan programs, and income levels were typically checked against third party sources to confirm validity.

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

The following table identifies our held-for-investment mortgages by major category, at December 31, 2012. Loans categorized as subprime were initially originated for sale and comprised only 0.1 percent of the portfolio of first lien mortgage loans.

December 31, 2012	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
	(Dollars in thousands)
Residential first mortgage loans
Amortizing
3/1 ARM	$118,026	3.26%	682	672	261	82.2%	83.6%
5/1 ARM	408,593	3.80%	717	703	282	75.0%	82.3%
7/1 ARM	20,532	4.31%	722	714	279	75.2%	78.6%
Other ARM	68,620	3.27%	702	657	264	83.1%	85.3%
Fixed mortgage loans (4)	1,046,982	4.45%	676	655	332	77.7%	98.6%
Total amortizing	1,662,753	4.15%	704	669	311	77.5%	92.7%
Interest only
3/1 ARM	170,198	3.65%	722	703	269	74.7%	89.5%
5/1 ARM	797,347	3.64%	723	713	272	74.3%	90.3%
7/1 ARM	54,417	6.00%	731	706	298	74.6%	104.9%
Other ARM	40,495	3.64%	725	702	277	75.9%	97.5%
Other interest only	189,201	6.06%	727	700	296	74.1%	104.1%
Total interest only	1,251,658	4.11%	74	709	276	74.4%	93.2%
Option ARMs	55,848	3.54%	717	684	309	70.4%	108.9%
Subprime (5)
3/1 ARM	205	9.84%	645	628	294	91.2%	102.0%
Other ARM	507	9.50%	618	631	291	72.8%	87.3%
Other subprime	3,043	8.08%	594	654	295	72.3%	102.4%
Total subprime	$3,755	8.37%	616	650	295	73.4%	100.4%
Total residential first mortgage loans	$2,974,014	4.13%	712	686	296	76.1%	93.2%
Second mortgage loans (6)	$114,867	7.68%	733	733	133	20.4%	23.5%
HELOC loans (6)	$172,081	5.13%	735	735	44	26.5%	28.7%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the year ended December 31, 2012.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2012.

(4)	Includes substantially fixed rate mortgage loans.

(5)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

(6)	Reflects lower LTV only as to second liens because information regarding the first liens is not available.

The following table sets forth characteristics of those loans in our held-for-investment mortgage portfolio as of December 31, 2012 that were originated with less documentation than is now required by the GSEs. Loans as to which underwriting information was accepted from a borrower without validating that particular item of information are referred to as "low doc" or "stated." Substantially all of those loans were underwritten with verification of employment but with the related job income or personal assets, or both, stated by the borrower without verification of actual amount. Those loans may have additional elements of risk because information provided by the borrower in connection with the loan was limited. Loans as to which underwriting information was supported by third party documentation or procedures are referred to as "full doc," and the information therein is referred to as "verified." Also set forth are different types of loans that may have a higher risk of non-collection than other loans.

	Low Doc
December 31, 2012	% of Held-for-Investment loans	% of Residential First Mortgage loans	Unpaid Principal Balance (1)
	(Dollars in thousands)
Characteristics
SISA (stated income, stated asset)	1.80%	3.37%	$99,859
SIVA (stated income, verified assets)	11.11%	20.83%	617,472
High LTV (i.e., at or above 95% at origination)	0.15%	0.28%	8,405
Second lien products (HELOCs, second mortgages)	1.46%	2.74%	81,252
Loan types
Option ARM loans	0.65%	1.22%	36,250
Interest-only loans	8.53%	15.98%	473,708
Subprime (2)	0.04%	0.07%	2,181

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

Adjustable-rate mortgage loans.  Adjustable rate mortgage ("ARM") loans held-for-investment were originated using Fannie Mae and Freddie Mac guidelines as a base framework, and the debt-to-income ratio guidelines and documentation typically followed the AUS guidelines. Our underwriting guidelines were designed with the intent to minimize layered risk. The maximum ratios allowable for purposes of both the LTV ratio and the combined loan-to-value ("CLTV") ratio, which includes second mortgages on the same collateral, was 100 percent, but subordinate (i.e., second mortgage) financing was not allowed over a 90 percent LTV ratio. At a 100 percent LTV ratio with private mortgage insurance, the minimum acceptable FICO score, or the "floor," was 700, and at lower LTV ratio levels, the FICO floor was 620. All occupancy and specific-purpose loan types were allowed at lower LTVs. At times ARMs were underwritten at an initial rate, also known as the "start rate," that was lower than the fully indexed rate but only for loans with lower LTV ratios and higher FICO scores. Other ARMs were either underwritten at the note rate if the initial fixed term was two years or greater, or at the note rate plus two percentage points if the initial fixed rate term was six months to one year.

Set forth below is a table describing the characteristics of our ARM loans in our residential first mortgage held-for-investment loan portfolio at December 31, 2012, by year of origination.

Year of Origination	2008 and Prior	2009	2010	2011	2012	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$1,686,118	$8,058	$6,256	$20,289	$14,067	$1,734,788
Average note rate	3.71%	5.05%	4.45%	4.13%	3.69%	3.72%
Average original FICO score	717	696	727	744	773	717
Average current FICO score (2)	702	688	720	738	776	703
Average original LTV ratio	75.4%	81.2%	72.5%	72.2%	61.8%	75.3%
Housing Price Index LTV, as recalculated (3)	89.3%	88.8%	77.2%	70.6%	61.0%	88.8%
Underwritten with low or stated income documentation	35.0%	13.0%	—%	1.0%	—%	34.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the current quarter.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2012.

At December 31, 2012, we had $55.8 million of ARM loans referred to as option ARM loans in our held-for-investment loan portfolio. Option ARM loans permit a borrower to vary the monthly payment, including paying an amount that excludes interest otherwise due which is then added to the unpaid principal balance of the loan (a process referred to as "negative amortization"). The amount of negative amortization reflected in such loan balances for the year ended December 31, 2012 was $3.5 million. The maximum balance that all option ARMs could reach cumulatively is $86.9 million at December 31, 2012.

Set forth below is a table describing specific characteristics of option ARMs in our held-for-investment mortgage portfolio at December 31, 2012, which were originated in 2008 or prior.

Year of Origination	2008 and Prior
(Dollars in thousands)
Unpaid principal balance (1)	$55,848
Average note rate	3.54%
Average original FICO score	717
Average current FICO score (2)	684
Average original LTV ratio	70.4%
Average original CLTV ratio	78.7%
Housing Price Index LTV, as recalculated (3)	108.9%
Underwritten with low or stated income documentation	$36,250
Total principal balance with any accumulated negative amortization	$37,747
Percentage of total ARMS with any accumulated negative amortization	2.2%
Amount of net negative amortization (i.e., deferred interest) accumulated as interest income during the year ended December 31, 2012	$3,513

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the year ended December 31, 2012.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2012.

Set forth below are the accumulated amounts of interest income arising from the net negative amortization portion of loans during the years ended December 31, 2012.

	Unpaid Principal Balance of Loans in Negative Amortization At Year-End (1)	Amount of Net Negative Amortization Accumulated as Interest Income During Period
	(Dollars in thousands)
2012	$37,747	$3,513
2011	$82,536	$7,847
2010	$93,550	$16,219

(1)	Unpaid principal balance does not include premiums or discounts.

Set forth below are the frequencies at which the interest rate on ARM loans outstanding at December 31, 2012, will reset.

Reset frequency	# of Loans	Balance	% of the Total
	(Dollars in thousands)
Monthly	78	$13,381	0.8%
Semi-annually	3,347	1,032,862	59.5%
Annually	2,960	445,406	25.7%
No reset — non-performing loans	909	243,139	14.0%
Total	7,294	$1,734,788	100.0%

Set forth below as of December 31, 2012, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period and non-performing loans do not reset while in the non-performing status. Accordingly, the table below may include the same loans in more than one period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in thousands)
2013	$585,652	$639,601	$642,697	$628,907
2014	644,090	666,707	685,221	646,153
2015	661,524	693,451	711,666	671,669
Later years (1)	679,764	707,759	732,925	690,921

(1)	Later years reflect one reset period per loan.

Interest only mortgages. We offered adjustable and fixed term loans with 10-year interest only options. These loans were originated using Fannie Mae and Freddie Mac guidelines as a base framework. We generally applied the debt-to-income ratio guidelines and documentation using the automated underwriting Approve/Reject response requirements of Fannie Mae and Freddie Mac.

Set forth below is a table describing the characteristics of the interest only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at December 31, 2012, by year of origination.

Year of Origination	2008 and Prior	2009	2010	2011	2012	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1) (2)	$1,249,699	$350	$1,609	N/A	N/A	$1,251,658
Average note rate	4.11%	3.00%	5.25%	N/A	N/A	4.11%
Average original FICO score	724	613	727	N/A	N/A	724
Average current FICO score (3)	709	585	679	N/A	N/A	709
Average original LTV ratio	74.4%	100.0%	63.8%	N/A	N/A	74.4%
Housing Price Index LTV, as recalculated (4)	93.2%	80.6%	66.3%	N/A	N/A	93.2%
Underwritten with low or stated income documentation	38.0%	—%	—%	N/A	N/A	38.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Interest only loans placed in portfolio in 2010 comprise loans that were initially originated for sale. There are two loans in this population.

(3)	Current FICO scores obtained at various times during the year ended December 31, 2012.

(4)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2012.

Set forth below is a table describing the amortization date and payment shock of current interest only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at December 31, 2012.

	2013	2014	2015	2016	2017	Thereafter	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$23,189	$330,691	$402,644	$72,167	$384,507	$14,621	$1,227,819
Weighted average rate	3.67%	3.67%	3.67%	3.85%	4.83%	5.79%	3.96%
Average original monthly payment per loan (dollars)	$1,321	$1,362	$1,408	$1,765	$2,665	$1,911	$1,695
Average current monthly payment per loan (dollars)	$949	$959	$870	$1,114	$2,137	$1,802	$1,200
Average amortizing payment per loan (dollars)	$1,762	$2,159	$1,643	$1,884	$3,146	$2,135	$2,144
Loan count	77	1,068	1,441	232	795	47	3,660
Payment shock (dollars)	$813	$1,200	$773	$770	$1,009	$334	$943
Payment shock (percent)	85.7%	125.1%	88.9%	69.2%	47.2%	18.5%	78.6%

(1)	Unpaid principal balance does not include premiums or discounts.

Second mortgage loans. The majority of second mortgages we originated were closed in conjunction with the closing of the residential first mortgages originated by us. We generally required the same levels of documentation and ratios as with our residential first mortgages. For second mortgages closed in conjunction with a residential first mortgage loan that was not being originated by us, our allowable debt-to-income ratios for approval of the second mortgages were capped at 40 percent to 45 percent. In the case of a loan closing in which full documentation was required and the loan was being used to acquire the borrower's primary residence, we allowed a CLTV ratio of up to 100 percent; for similar loans that also contained higher risk elements, we limited the maximum CLTV to 90 percent. FICO floors ranged from 620 to 720, and fixed and adjustable rate loans were available with terms ranging from five to 20 years.

Set forth below is a table describing the characteristics of the second mortgage loans in our held-for-investment portfolio at December 31, 2012, by year of origination.

Year of Origination	Prior to 2008	2009	2010	2011	2012	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$112,850	$1,276	$383	$54	$304	$114,867
Average note rate	7.70%	6.93%	6.86%	7.14%	4.26%	7.68%
Average original FICO score	733	712	693	681	763	733
Average original LTV ratio (2)	20.4%	17.4%	14.6%	16.5%	21.0%	20.4%
Average original CLTV ratio	73.1%	87.6%	31.8%	92.8%	77.9%	73.1%
Housing Price Index LTV, as recalculated (3)	23.6%	18.2%	14.1%	14.1%	17.0%	23.5%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Reflects lower LTV only as to second liens because information regarding the first liens is not available.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2012.

Home Equity Line of Credit ("HELOC") loans. We originated HELOC loans from 2002 to mid-2009. The majority of these HELOC loans were closed in conjunction with the closing of related first mortgage loans originated and serviced by us. Documentation requirements for HELOC applications were generally the same as those required of borrowers for the first mortgage loans originated by us, and debt-to-income ratios were capped at 50 percent. For HELOCs closed in conjunction with the closing of a first mortgage loan that was not being originated by us, our debt-to-income ratio requirements were capped at 40 percent to 45 percent and the LTV was capped at 80 percent. The qualifying payment varied over time and included terms such as either 0.75 percent of the line amount or the interest only payment due on the full line based on the current rate plus 0.5 percent. HELOCs were available in conjunction with primary residence transactions that required full documentation, and the borrower was allowed a CLTV ratio of up to 100 percent. For similar loans that also contained higher risk elements, we limited the maximum CLTV to 90 percent. FICO floors ranged from 620 to 720. The HELOC terms called for monthly interest only payments with a balloon principal payment due at the end of 10 years. At times, initial teaser rates were offered for the first three months.

HELOC loan originations were re-launched in June 2011 as a banking center originated portfolio product. Current HELOC guidelines and pricing parameters have been established to attract high credit quality loans with long term profitability. The minimum FICO is 680, maximum CLTV is 80 percent, and the maximum debt-to-income ratio is 45 percent.
Set forth below is a table describing the characteristics of the HELOCs in our held-for-investment portfolio at December 31, 2012, by year of origination.

Year of Origination	2008 and Prior	2009	2010	2011	2012	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$158,749	$689	N/A	$2,089	$10,554	$172,081
Average note rate (2)	5.23%	5.48%	N/A	3.91%	3.75%	5.13%
Average original FICO score	733	—	N/A	754	763	735
Average original LTV ratio	25.0%	31.1%	N/A	41.2%	45.8%	26.5%
Housing Price Index LTV, as recalculated (3)	28.1%	27.5%	N/A	32.8%	36.2%	28.7%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)
Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as currently the minimum rate on virtually all of the loans is in effect.

(3)
The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2012. Reflects lower LTV because these are second liens and information regarding the first lien is not available.

Loan Sales and Securitizations

We sell substantially all of the residential mortgage loans we produce into the secondary market on a whole loan basis or by first securitizing the loans into mortgage-backed securities. Our securitizations are with Fannie Mae, Ginnie Mae and to a lesser extent Freddie Mac.

The following table indicates the breakdown of our loan sales/securitizations for the period as indicated.

	For the Years Ended December 31,
	2012 Principal Sold %	2011 Principal Sold %	2010 Principal Sold %
Agency securitizations	99.0%	96.1%	90.8%
Whole loan sales	1.0%	3.9%	9.2%
Total	100.0%	100.0%	100.0%

Upon our sale of mortgage loans, we may retain the servicing of the mortgage loans, or even sell the servicing rights ("MSRs")to other secondary market investors. In general, we do not sell the servicing rights to mortgage loans that we originate for our own portfolio or that we privately securitize. When we retain MSRs, we are entitled to receive a servicing fee equal to a specified percentage of the outstanding principal balance of the loans. We may also be entitled to receive additional servicing compensation, such as late payment fees and earn additional income through the use of non-interest bearing escrows.

Prior to 2008, we engaged in a total of four private-label securitizations, which consisted of two second mortgage loan securitizations and two HELOC loan securitizations. In a private-label securitization, we sold mortgage loans to our wholly-owned bankruptcy remote special purpose entity, which then sold the mortgage loans to separate, transaction-specific trusts formed for this purpose in exchange for cash and certain interests in the trust and those mortgage loans. Each trust then issued and sold mortgage-backed securities to third party investors that are secured by payments on the mortgage loans. These securities were rated by two of the nationally recognized statistical rating organizations (i.e. rating agencies) and insured by two insurance companies. We are in litigation with Assured and MBIA regarding the alleged breach of various loan level representations and warranties made by the Bank in connection with the four private-label securitizations. See Notes 11 and 29 of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, herein.

In addition to the cash we receive from the securitization of mortgage loans, we retain certain interests in the securitized mortgage loans and the trusts. Such retained interests include residual interests, which arise as a result of private-label securitizations, and MSRs, which can arise as a result of our securitizations, whole loan sales or private-label securitizations.

The residual interests created upon the issuance of private-label securitizations represent the first loss position and are not typically rated by any nationally recognized statistical rating organization. Residual interests are designated by us as trading securities and are marked to market in current period operations. We use an internally maintained model to value the residual interest. The model takes into consideration the cash flow structure specific to each transaction, such as over-collateralization requirements and trigger events, and key valuation assumptions, including credit losses, prepayment rates and discount rates. See Note 11 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Loan servicing.  The Mortgage Banking segment also services mortgage loans for others. Servicing residential mortgage loans for third parties generates fee income and represents a significant business activity. During 2012, we serviced portfolios of mortgage loans of $76.8 billion. The servicing generated gross revenue of $209.6 million. The fair value estimate uses a valuation model that calculates the present value of estimated future net servicing cash flows by taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

As part of our business model, we periodically sell MSRs into the secondary market, in transactions separate from the sale of the underlying loans, principally for capital management, balance sheet management or interest rate risk purposes. MSRs created in a lower interest rate environment generally will have a higher market value because the underlying loan is less likely to be prepaid. Conversely, an MSR created in a higher interest rate environment will generally sell at a market price below the original fair value recorded because of the increased likelihood of prepayment of the underlying loans, resulting in a loss. MSRs can be sold on a bulk basis or a flow basis. MSRs sold on a bulk basis are reflected in our financial statements following loan sales and later sold to a third party as the opportunity arises. MSRs sold on a flow basis is completed when we sell the servicing rights shortly after it is acquired pursuant to an existing arrangement, generally with little or no gain realized on the sale. All MSR sales were completed on a bulk basis.

Over the past three years, we sold MSRs related to $40.0 billion of loans serviced for others, including $17.4 billion in 2012. We did not record significant gains or losses on such loans because the changes in values of the MSRs were recorded on an ongoing basis as a mark to market adjustment.

Set forth below is a table describing the characteristics of the mortgage loans serviced for others at December 31, 2012, by year of origination.

Year of Origination	2008 and Prior	2009	2010	2011	2012	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$8,119,833	$6,925,907	$8,097,666	$11,812,250	$41,865,549	$76,821,205
Average unpaid principal balance per loan	$152,122	$155,349	$184,866	$199,084	$237,727	$203,660
Weighted average service fee (basis points)	0.30%	0.35%	0.29%	0.27%	0.27%	0.28%
Weighted average rate	5.53%	5.24%	4.76%	4.30%	3.65%	4.21%
Weighted average original maturity (months)	356	339	338	308	322	327
Weighted average age (months)	68	42	29	16	6	20
Average current FICO score (2)	679	707	735	748	756	741
Average original LTV ratio	81.0%	87.3%	82.6%	74.7%	74.6%	77.3%
Housing Price Index LTV, as recalculated (3)	91.6%	90.2%	82.2%	71.6%	73.1%	77.3%
Loan count	53,377	44,583	43,803	59,333	176,108	377,204

(1)	Unpaid principal balance does not include premiums or discounts.

(2)
Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market, the floor rate on virtually all of the loans is in effect.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2012.

Set forth below is a table of the past due trends in mortgage loans serviced for others at December 31, 2012, by year of origination.

Year of Origination	2008 and Prior	2009	2010	2011	2012	Total
	(Dollars in thousands)
30-59 days past due	$560,072	$355,497	$152,219	$127,473	$133,912	$1,329,173
60-89 days past due	335,454	176,588	69,989	39,789	18,998	$640,818
90 days or greater past due	1,540,313	158,352	93,304	35,561	10,210	$1,837,740
Total past due	2,435,839	690,437	315,512	202,823	163,120	$3,807,731
Current	5,683,994	6,235,471	7,782,155	11,609,427	41,702,427	$73,013,474
Unpaid principal balance (1)	8,119,833	6,925,908	8,097,667	11,812,250	41,865,547	$76,821,205

(1)	Unpaid principal balance does not include premiums or discounts.

Representation and warranty reserve. Our representation and warranty reserve represents our estimate of the lifetime losses associated with loans we have previously sold into the secondary market and as to which we may later be required to repurchase or to indemnify the holder thereof. We sell most of the residential first mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers, about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan.

We maintain a representation and warranty reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The representation and warranty reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to previous estimates of expected losses on loans sold. Our previous estimates reflect our estimates of probable losses on loans in repurchase demand (i.e. loans submitted for repurchase but not yet resolved between the holder and us) and loans as to which no demand for repurchase or indemnification has yet been made. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demands for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors. Provisions added to the representation and warranty reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded under non-interest income in the Statement of Operations as an increase or decrease to representation and warranty reserve - change in estimate. The amount of our representation and warranty reserve equaled $193.0 million and $120.0 million at December 31, 2012 and 2011, respectively.

Non-bank Subsidiaries

At December 31, 2012, our corporate legal structure consisted of the Bank, including its wholly-owned subsidiaries, and several non-bank subsidiaries which we conduct other business through. The material active non-bank subsidiaries are discussed below.

Paperless Office Solutions, Inc.

Paperless Office Solutions, Inc. ("POS"), our wholly-owned subsidiary, provides on-line paperless office solutions for mortgage originators. DocVelocity is the flagship product developed by POS to bring web-based paperless mortgage processing to mortgage originators. POS’s activities are not material to our business. On February 13, 2013, we announced an agreement to sell the assets and operations of POS to Capsilon Corporation, a provider of cloud-based document sharing, imaging and collaboration solutions for mortgage lenders.

Other Non-bank Subsidiaries

In addition to the subsidiaries listed above, we have a number of wholly-owned non-bank subsidiaries that are either not material or inactive. We also own nine statutory trusts that are not consolidated with our operations. For additional information, see Notes 3 and 31 of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, herein.

Regulation and Supervision

We are registered as a savings and loan holding company under the Home Owners Loan Act ("HOLA") and are currently subject to the Federal Reserve regulation, examination and supervision. The Bank is a federally chartered savings bank and subject to OCC regulation, examination and supervision. In addition, the Bank is subject to regulation by the FDIC and the CFPB, and the Bank’s deposits are insured by the FDIC through the DIF. Accordingly, we and the Bank are subject to an extensive regulatory framework which imposes activity restrictions, minimum capital requirements, lending and deposit restrictions and numerous other requirements primarily intended for the protection of depositors, the federal deposit insurance fund and the banking system as a whole, rather than for the protection of stockholders and creditors. Many of these laws and regulations have undergone significant changes and, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), will significantly change in the future. Our non-bank financial subsidiaries are also subject to various federal and state laws and regulations.

Pursuant to the Dodd-Frank Act, the OTS ceased to exist on July 21, 2011 and its functions were transferred to the OCC and the Federal Reserve. After the transfer, the Federal Reserve became our primary regulator and supervisor, and the OCC became the primary regulator and supervisor of the Bank. In addition, the CFPB assumed responsibility for regulation of the principal federal consumer protection laws. However, the laws and regulations applicable to us did not materially change by virtue of the elimination of the OTS, other than as otherwise modified by the Dodd-Frank Act. HOLA and the regulations issued thereunder generally still apply but are subject to interpretation by the Federal Reserve and the OCC. Many provisions of the Dodd-Frank Act became effective on the transfer date and throughout the remaining months. In addition, the scope and impact of many of the Dodd-Frank Act's provisions will continue to be determined through the rulemaking process. Because there are many provisions of the Dodd-Frank Act that have not yet been implemented, we cannot fully predict the ultimate impact of the Dodd-Frank Act on us or the Bank.

In addition to the terms and conditions of the Supervisory Agreement and the Consent Order discussed above, we are generally subject to certain laws and regulations that are summarized below.

Holding Company Status, Acquisitions and Activities

We are a savings and loan holding company, as defined by federal banking law, as is our controlling stockholder, MP Thrift. Neither we nor MP Thrift may acquire control of another savings bank unless the Federal Reserve approves such transaction and we may not be acquired by a company other than a bank holding company unless the Federal Reserve approves such transaction, or by an individual unless the Federal Reserve does not object after receiving notice. We may not be acquired by a bank holding company unless the Federal Reserve approves such transaction. In any case, the public must have an opportunity to comment on any such proposed acquisition and the OCC or Federal Reserve must complete an application review. Without prior approval from the Federal Reserve, we may not acquire more than 5 percent of the voting stock of any savings bank. In addition, the Gramm-Leach-Bliley Act (the "GLBA") generally restricts any non-financial entity from acquiring us unless such non-financial entity was, or had submitted an application to become, a savings and loan holding company on or before May 4, 1999. Also, because we were a savings and loan holding company prior to May 4, 1999 and control a single savings bank that meets the qualified thrift lender ("QTL") test under HOLA, we may engage in non-financial or commercial activities.

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

Standards for Safety and Soundness

Federal law requires each U.S. bank regulatory agency to prescribe certain safety and soundness standards for all insured financial institutions. The U.S. bank regulatory agencies adopted Interagency Guidelines Establishing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the U.S. bank regulatory agencies use to identify and address problems at insured financial institutions before capital becomes impaired. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, compensation, and other operational and managerial standards as the agency deems appropriate. If the appropriate U.S. banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Regulatory Capital Requirements

Savings and loan holding companies, like us, are not currently subject to consolidated capital requirements. Pursuant to the Dodd-Frank Act, the U.S. bank regulatory agencies are required to establish minimum leverage and risk-based capital requirements for savings and loan holding companies. Typically, bank holding companies are required to maintain Tier 1 capital of at least 4 percent of risk-weighted assets and off-balance sheet items, total capital (the sum of Tier 1 capital and Tier 2 capital) of at least 8 percent of risk-weighted assets and off-balance sheet items, and Tier 1 capital of at least 3 percent of adjusted quarterly average assets (subject to an additional cushion of 1 percent to 2 percent if the Bank has less than the highest regulatory rating), and we expect that savings and loan holding companies will be subject to similar consolidated capital requirements. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the consolidated capital requirements should apply to savings and loan holding companies. However, the rule proposed by the U.S. bank regulatory agencies that would establish such capital requirements for savings and loan holding companies failed to acknowledge either the grandfather for trust preferred securities or the five-year transition period. As a result, it is unclear whether and, if so, when the U.S. bank regulatory agencies will implement the statutory grandfather and transitional period. The Dodd-Frank Act also contains a number of provisions that will affect the regulatory capital requirements of the Bank. Numerous regulations implementing provisions of the Dodd-Frank Act have not been issued and finalized. Accordingly, the ultimate impact on us of the Dodd-Frank Act cannot be determined at this time.

The Bank must maintain a minimum amount of capital to satisfy various regulatory capital requirements under OCC regulations and federal law. Federal law and regulations establish five levels of capital compliance: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2012, the Bank was considered "well-capitalized" for regulatory purposes, with regulatory capital ratios of 9.26 percent for Tier 1 capital and 17.18 percent for total risk-based capital. An institution is considered well-capitalized if its ratio of total risk-based capital to risk-weighted assets is 10.0 percent or more, its ratio of Tier 1 capital to risk-weighted assets is 6.0 percent or more, its leverage ratio (also referred to as its core capital ratio) is 5.0 percent or more, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the OCC to meet and maintain a specific capital level for any capital measure. An institution is only considered to be "adequately-capitalized" if its capital structure satisfies lesser required levels, such as a total risk-based capital ratio of not less than 8.0 percent, a Tier 1 risk-based capital ratio of not less than 4.0 percent, and (unless it is in the most highly-rated category) a leverage ratio of not less than 4.0 percent. Any institution that is neither well capitalized nor adequately-capitalized is considered undercapitalized. Any institution with a tangible equity ratio of 2.0 percent or less is considered critically undercapitalized.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as "Basel III.” Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require U.S. banks to maintain substantially more capital, with a greater emphasis on common equity.

In June 2012, the U.S. bank regulatory agencies requested comment on three sets of proposed rules that implement the Basel III capital framework and also make other changes to U.S. regulatory capital standards for banking institutions. The Basel III proposed rules include heightened capital requirements for banking institutions in terms of both higher quality capital and higher regulatory capital ratios. These proposed rules, among other things, would revise the capital levels at which a banking institution would be subject to the prompt corrective action framework (including the establishment of a new Tier 1 common capital requirement), eliminate or reduce the ability of certain types of capital instruments to count as regulatory capital, eliminate the Tier 1 treatment of trust preferred securities (as required by the Dodd-Frank Act) following a phase-in period beginning in 2013, and require new deductions from capital for investments in unconsolidated financial institutions, mortgage servicing assets and deferred tax assets that exceed specified thresholds. The proposed rules also would establish a new capital conservation buffer and, for large or internationally active banks, a supplemental leverage capital requirement that would take into account certain off-balance sheet exposures and a countercyclical capital buffer that would initially be set at zero. Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs included in Tier 1 capital. While the proposed Basel III rules would have become effective under a phase-in period that was to have begun January 1, 2013 and to be in full effect on January 1, 2019, the U.S. bank regulatory agencies announced on November 9, 2012 that the implementations of the proposed Basel III rules would be delayed. No date or time period for implementation has subsequently been announced.

In addition, proposed rules issued by the U.S. bank regulatory agencies in June 2012 would revise the manner in which a banking institution determines risk-weighted assets for risk-based capital purposes under the Basel II framework applicable to large or internationally active banks (referred to as the advanced approach) and under the Basel I framework applicable to all banking institutions (referred to as the standardized approach). These rules would replace references to credit ratings with alternative methodologies for assessing creditworthiness. Among other things, the advanced approach proposal would implement the changes to counterparty credit risk weightings included in the Basel III capital framework, and the standardized approach would modify the risk weighting framework for residential mortgage assets. The standardized approach changes to the Basel I risk-weighting rules are proposed to become effective no later than July 1, 2015.

In June 2012, the U.S. bank regulatory agencies also adopted final market risk capital rules to implement the enhancements to the market risk framework adopted by the Basel Committee (commonly referred to as "Basel II.5"). The final rules became effective January 1, 2013 and, among other things, establish new stressed Value at Risk ("VaR") and incremental risk charges for covered trading positions and replace references to credit ratings in the market risk rules with alternative methodologies for assessing credit risk.

The regulations ultimately applicable to us may be substantially different from the Basel III framework as published in December 2010 and the rules proposed by the U.S. bank regulatory agencies in June 2012. Until such regulations, as well as any other capital regulations under the Dodd-Frank Act, are adopted, we cannot be certain that such regulations will apply to us or of the impact such regulations will have on our capital ratios. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely affect our results of operations and financial condition.

Qualified Thrift Lender

The Bank is required to meet a Qualified Thrift Lender ("QTL") test to avoid certain restrictions on operations, including the activities restrictions applicable to multiple savings and loan holding companies, restrictions on the ability to branch interstate, and our mandatory registration as a bank holding company under the Bank Holding Company Act of 1956. A savings bank satisfies the QTL test if: (i) on a monthly average basis, for at least nine months out of each twelve month period, at least 65 percent of a specified asset base of the savings bank consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60 percent of the savings bank’s total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. The Bank is currently, and expects to remain, in compliance with QTL standards.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 ("ARRA"), more commonly known as the economic stimulus or economic recovery package was enacted into law. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposed certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury, until the financial institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate banking agency.

FDIC Insurance and Assessment

The FDIC insures the deposits of the Bank and such insurance is backed by the full faith and credit of the U.S. government through the DIF. The Dodd-Frank Act raised the standard maximum deposit insurance amount to $250,000 per depositor, per insured financial institution for each account ownership category. Under the Dodd-Frank Act, non-interest-bearing transaction accounts had unlimited deposit insurance through December 31, 2012.

Pursuant to the Dodd-Frank Act, the minimum reserve ratio designated by the FDIC each year is 1.35 percent of the assessment base, as opposed to 1.15 percent under prior law. The FDIC is required to meet the minimum reserve ratio by September 30, 2020 and is required to offset the effect of the increased reserve ratio for banks with less than $10 billion. The Dodd-Frank Act also eliminates requirements under prior law that the FDIC pay dividends to member institutions if the reserve ratio exceeds certain thresholds, and the FDIC has proposed that in lieu of dividends, it will adopt lower rate schedules when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute.

The FDIC maintains the DIF by assessing each financial institution an insurance premium. Prior to April 2011, the amount of the FDIC assessments paid by an insured depository institution was based on its relative risk of default as measured by our FDIC supervisory rating, and other various measures, such as the level of brokered deposits, unsecured debt and debt issuer ratings, and the amount of deposits.

Effective April 2011, the FDIC defined deposit insurance assessment base for an insured depository institution was changed to such institution's average consolidated total assets during the assessment period, minus average tangible equity. The FDIC adopted a final rule implementing this change to the assessment calculation effective April 1, 2011. The assessment rate schedule for larger institutions, such as the Bank (i.e., financial institutions with at least $10 billion in assets), differentiates between such large financial institutions by use of a scorecard that combines a financial institution's Capital, Asset Quality, Management, Earnings, Liquidity and Sensitivity ("CAMELS") ratings with certain forward-looking financial information to measure the risk to the DIF. Pursuant to this scorecard method, two scores (a performance score and a loss severity score) are combined and converted to an initial base assessment rate (also referred to as IBAR). The performance score measures a financial institution's financial performance and ability to withstand stress. The loss severity score measures the relative magnitude of potential losses to the FDIC in the event of the financial institution's failure. Total scores are converted pursuant to a predetermined formula into an initial base assessment rate, which is subject to adjustment based upon significant risk factors not captured in the scoreboard. Total assessment rates range from 2.5 basis points to 45 basis points for such large financial institutions. Premiums for the Bank are calculated based upon the average balance of total assets minus average tangible equity as of the close of business for each day during the calendar quarter. The new assessment calculation has increased the Bank's insurance premiums. For further information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Expense.

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

Affiliate Transaction Restrictions

We are subject to the affiliate and insider transaction rules applicable to member banks of the Federal Reserve as well as additional limitations imposed by the OCC. These provisions prohibit or limit a banking institution from extending credit to, or entering into certain transactions with, affiliates, principal stockholders, directors and executive officers of the banking institution and its affiliates. The Dodd-Frank Act imposed further restrictions on transactions with affiliates and extension of credit to executive officers, directors and principal stockholders that were effective as of July 21, 2012.

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

The U.S bank regulatory agencies will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of U.S. banks that are not "large, complex banking organizations." These reviews will be tailored to each bank based on the scope and complexity of the bank’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the bank’s supervisory ratings, which can affect the bank’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a bank if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the bank’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Federal Reserve

Numerous regulations promulgated by the Federal Reserve affect the business operations of the Bank and us. These include regulations relating to electronic fund transfers, collection of checks, availability of funds, and cash reserve requirements.

Bank Secrecy Act

The BSA requires all financial institutions, including banks, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting), as well as due diligence/know-your-customer documentation requirements. The Bank has established a global anti-money laundering program in order to comply with BSA requirements.

USA Patriot Act of 2001

The USA Patriot Act of 2001 (the "Patriot Act"), which was enacted following the events of September 11, 2001, includes numerous provisions designed to detect and prevent international money laundering and to block terrorist access to the U.S. financial system. We have established policies and procedures intended to fully comply with the Patriot Act’s provisions, as well as other aspects of anti-money laundering legislation and the BSA.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the "OFAC" rules based on their administration by the U.S. Treasury’s Office of Foreign Assets Control ("OFAC"). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Consumer Protection Laws and Regulations

The Bank is subject to many federal consumer protection statutes and regulations, the examination and enforcement of which has become more pronounced. Pursuant to the Dodd-Frank Act the CFPB has assumed the responsibility for the development and enforcement of the federal consumer protection statutes and regulations, such as the Truth in Lending Act (the "TILA"), the Equal Credit Opportunity Act (the "ECOA"), the Real Estate Settlement Procedures Act ("RESPA") and the Truth in Saving Act. The Dodd-Frank Act gave the CFPB broad rule-making, supervisory and examination authority in this area over financial institutions, such as the Bank, that have assets of $10 billion or more and expanded data collecting powers for fair lending purposes for both small business and mortgage loans and authority to prevent unfair, deceptive and abusive practices. The consumer complaint function of the OCC also has been transferred into the CFPB. The Dodd-Frank Act also narrows the scope of federal preemption of state laws related to federally chartered financial institutions, including savings banks such as the Bank.

Predatory lending. Federal regulations require additional disclosures and consumer protections to borrowers for certain lending practices, including predatory lending. The term "predatory lending," much like the terms "safety and soundness" and "unfair and deceptive practices," is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. Predatory lending typically involves at least one, and perhaps all three, of the following elements:

•	Making unaffordable loans based on the assets of the borrower rather than on the borrower's ability to repay an obligation;

•	Inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, also known as loan flipping; and/or

•	Engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Many states also have predatory lending laws, and although the Bank may be exempt from those laws due to federal preemption, they do apply to the brokers and correspondents from whom we purchase loans and, therefore have an effect on our business and our sales of certain loans into the secondary market.

GLBA. The GLBA includes provisions that protect consumers from the unauthorized transfer and use of their non-public personal information by financial institutions. Privacy policies are required by federal banking regulations which limit the ability of banks and other financial institutions to disclose non-public personal information about consumers to non-affiliated third parties. Pursuant to those rules, financial institutions must provide:

•	Initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public personal information to non-affiliated third parties and affiliates;

•	Annual notices of their privacy policies to current customers; and

•	A reasonable method for customers to "opt out" of disclosures to non-affiliated third parties.

These privacy protections affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, states are permitted under the GLBA to have their own privacy laws, which may offer greater protection to consumers than the GLBA. Numerous states in which the Bank does business have enacted such laws.

FACT Act. The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act (the "FACT Act"), requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with the FACT Act, U.S. bank regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer's election to opt out would be applicable for at least five years.

ECOA. The ECOA generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

TILA. The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things. In addition, the TILA also provides a variety of substantive protections for consumers.

FH Act. The Fair Housing Act (the "FH Act") regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered illegal, under the FH Act, including some that are not specifically mentioned in the FH Act itself.

HMDA. The Home Mortgage Disclosure Act (the "HMDA") grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. In 2004, the Federal Reserve amended regulations issued under HMDA to require the reporting of certain pricing data with respect to higher-priced mortgage loans. This expanded reporting is being reviewed by U.S. bank regulatory agencies and others from a fair lending perspective.

RESPA. Lenders are required by RESPA to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of RESPA may result in civil liability or administrative sanctions.

Enforcement actions under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the FACT Act, ECOA, TILA, FH Act, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Community Reinvestment Act

The Community Reinvestment Act ("CRA") requires the Bank to ascertain and help meet the credit needs of the communities it serves, including low- to moderate-income neighborhoods, while maintaining safe and sound banking practices. The primary banking agency assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution's rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve and substantial non-compliance. In 2009, the Bank received a "satisfactory" CRA rating from the OTS (as predecessor to the OCC) and this remains our current rating.

Regulatory Reform

On July 21, 2010, the Dodd-Frank Act was signed into law. This law has changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including us and the Bank. Various federal agencies have begun to adopt a broad range of rules and regulations and are given significant discretion in drafting these rules and regulations. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Pursuant to the Dodd-Frank Act, the OTS ceased to exist on July 21, 2011 and its functions were transferred to the OCC and the Federal Reserve. After the transfer, the Federal Reserve became our primary regulator and supervisor, and the OCC became the primary regulator and supervisor of the Bank. Except as described below, however, the laws and regulations applicable to us and the Bank did not generally change by virtue of the elimination of the OTS - the HOLA and the regulations issued under the Dodd-Frank Act do still apply (although these laws and regulations will be interpreted by the Federal Reserve and the OCC, respectively). The Dodd-Frank Act also transferred to the CFPB the responsibility for the development and enforcement of the federal consumer protection statutes and regulations, such as TILA, ECOA, RESPA and the Truth in Saving Act.

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

The Dodd-Frank Act also expands the affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act to broaden the definition of affiliate and to apply to securities lending, repurchase agreement and derivatives activities that the Bank may have with an affiliate, as well as to strengthen collateral requirements and limit Federal Reserve exemptive authority. Also, the definition of "extension of credit" for transactions with executive officers, directors and principal shareholders is expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. These expansions became effective one year after the transfer date. These provisions did not have a material effect on us or the Bank.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments. In addition, the Federal Reserve adopted a rule addressing interchange fees applicable to debit card transactions which lowered fee income generated from this source. The reduced debit card fee income did not have a material impact on the Bank.

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting in July 2012. The statutory provision is commonly called the "Volcker Rule." The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, we do not currently anticipate that the Volcker Rule will have a meaningful effect on our operations or those of our subsidiaries, as we do not materially engage in the businesses prohibited by the Volcker Rule. We may incur costs if required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Until a final rule is adopted, the precise financial impact of the rule on us, our customers or the financial industry more generally, cannot be determined.

Regulatory Enforcement

Both the OCC and the FDIC may take regulatory enforcement actions against any of their regulated institutions, such as the Bank, that do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against any banking institution, or any "institution-affiliated party," such as a director, officer, employee, agent or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. Both the OCC and the FDIC have authority under various circumstances to appoint a receiver or conservator for an insured institution that it regulates, to issue cease and desist orders, to obtain injunctions restraining or prohibiting unsafe or unsound practices, to revalue assets and to require the establishment of reserves. The FDIC has additional authority to terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is operating in an unsafe or unsound condition or has violated any applicable law, regulation, rule, or order of, or condition imposed by, the FDIC. In addition, the Federal Reserve may take regulatory enforcement actions against us, and the CFPB has the authority to take regulatory enforcement actions against us or the Bank.

Federal Home Loan Bank System

The primary purpose of the Federal Home Loan Banks ("FHLBs") is to provide loans to their respective members, such as the Bank, in the form of collateralized advances for making housing loans as well as for affordable housing and community development lending. The FHLBs are generally able to make advances to their member institutions at interest rates that are lower than the members could otherwise obtain. The FHLB system consists of 12 regional FHLBs, each being federally chartered but privately owned by their respective member institutions. The Federal Housing Finance Agency, a government agency, is generally responsible for regulating the FHLB system. The Bank is currently a member of the FHLB of Indianapolis.

Environmental Regulation

Our business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. For example, under the federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended, and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect us both as an owner or former owner of properties used in or held for our business, and as a secured lender on property that is found to contain hazardous substances or wastes. Our general practice is to obtain an environmental assessment prior to foreclosing on commercial property. We may elect not to foreclose on properties that contain such hazardous substances or wastes, thereby limiting, and in some instances precluding, the liquidation of such properties.

Competition

We face substantial competition in attracting deposits and making loans. Our most direct competition for deposits has historically come from other savings banks, commercial banks and credit unions in our local market areas. Money market funds and full-service securities brokerage firms also compete with us for deposits and, in recent years, many financial institutions have competed for deposits through the Internet. We compete for deposits by offering high quality and convenient banking services at a large number of convenient locations, including longer banking hours and "sit-down" banking in which a customer is served at a desk rather than in a teller line and offering a broad range of treasury management products. We may also compete by offering competitive interest rates on our deposit products.

From a lending perspective, there are a large number of institutions offering mortgage loans, consumer loans and commercial loans, including many mortgage lenders that operate on a national scale, as well as local savings banks, commercial banks, and other lenders. With respect to those products that we offer, we compete by offering competitive interest rates, fees, and other loan terms banking products and services and by offering efficient and rapid service.

Additional Information

Our executive offices are located at 5151 Corporate Drive, Troy, Michigan 48098, and our telephone number is (248) 312-2000. Our stock is traded on the NYSE under the symbol "FBC."

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our website at www.flagstar.com, under "Investor Relations," as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (the "SEC"). These reports are also available without charge on the SEC website at www.sec.gov.

ITEM 1A. RISK FACTORS

Our financial condition and results of operations may be adversely affected by various factors, many of which are beyond our control. These risk factors include the following.

Market, Interest Rate, Credit and Liquidity Risk

Our business has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally.

The financial services industry has been materially and adversely affected by significant declines in the values of nearly all asset classes and by a significant and prolonged period of negative economic conditions. This was initially triggered by declines in the values of subprime mortgages, but spread to virtually all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes. The U.S. economy has continued to be adversely affected by these events as shown by high unemployment across most industries, and high delinquencies and defaults on loans. There is also evidence of "strategic defaults" on loans, which are characterized by borrowers that appear to have the financial means to satisfy the required loan payments as they come due but choose not to do so because the value of the assets securing their debts (such as the value of a house securing a residential mortgage) may have declined below the amount of the debt itself. Further, there are several states, such as California, in which many residential mortgages are effectively non-recourse in nature or in which statutes or regulations cause collection efforts to be unduly difficult or expensive to pursue. There are also a multitude of commercial real estate loans throughout the United States that are soon to mature, and declines in commercial real estate values nationwide could prevent refinancing of the debt and thereby result in an increase in delinquencies, foreclosures and non-performing loans, as well as further reductions in asset values. The decline in asset values to date has resulted in considerable losses to secured lenders, such as the Bank, that historically have been able to rely on the underlying collateral value of their loans to be minimize or eliminate losses. There can be no assurance that property values will stabilize or improve and if they continue to decline, there can be no assurance that the Bank will not continue to incur significant credit losses.

Prior market conditions have also led to the failure or merger of a number of the largest financial institutions in the United States and global marketplaces and could recur. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under bilateral derivatives and other contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase swap spreads, cause rating agencies to lower credit ratings, and otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in central bank borrowing rates and other government actions. Banks and other lenders have suffered significant losses and often have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral.

While there have been moderate improvements during 2012 in a number of macroeconomic factors which impact our business, near term concerns remain over unemployment, the U.S. mortgage market, depressed real estate values, access to credit and liquidity markets, energy costs, and global political issues such as sovereign debt defaults. There can be no assurance that the current economic downturn will improve, and as a result, our results of operations could continue to be adversely affected.

If we cannot effectively manage the impact of the volatility of interest rates our earnings could be adversely affected.

Our main objective in managing interest rate risk is to maximize the benefit and minimize the adverse effect of changes in interest rates on our earnings over an extended period of time. In managing these risks, we look at, among other things, yield curves and hedging strategies. As such, our interest rate risk management strategies may result in significant earnings volatility in the short term because the market value of our assets and related hedges may be significantly impacted either positively or negatively by unanticipated variations in interest rates. In particular, our portfolio of MSRs and our mortgage pipeline are highly sensitive to movements in interest rates, and hedging activities related to the portfolio.

Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans made to others and investments and the rates we pay for deposits and other sources of funds. Our profitability also depends in substantial part on the volume of loan originations and the related fees received from our Mortgage Banking segment. Our net interest margin and our volume of mortgage originations will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and global and domestic economic conditions generally. Historically, net interest margin and the mortgage origination volumes for the Bank and for other financial institutions have widened and narrowed in response to these and other factors. Also, our volume of mortgage originations will also depend on the mortgage qualification standards imposed by the GSEs, such that if their standards are tightened, our origination volume could be reduced. Our goal has been to structure our asset and liability management strategies to maximize the benefit of changes in market interest rates on our net interest margin and revenues related to mortgage origination volume. However, a sudden or significant change in prevailing interest rates may have a material adverse effect on our operating results.

Increasing long-term interest rates may decrease our mortgage loan originations and sales. Generally, the volume of mortgage loan originations is inversely related to the level of long-term interest rates. During periods of low long-term interest rates, a significant number of our customers may elect to refinance their mortgages (i.e., pay off their existing higher rate mortgage loans with new mortgage loans obtained at lower interest rates). Our profitability levels and those of others in the mortgage industry have generally been strongest during periods of low and/or declining interest rates, as we have historically been able to sell the resulting increased volume of loans into the secondary market at a gain. During 2012 and 2011, the interest rate environment was quite favorable for mortgage loan originations, particularly refinancing activity, in large part due to government intervention through the purchase of mortgage-backed securities and other federal monetary policies and heightened global demand for investment in U.S. Treasury obligations, all of which facilitated a low-rate interest rate environment for the residential mortgage market. In addition, there were wide spreads between short and long term interest rates for much of 2012, resulting in higher profit margins on loan sales than in prior periods. There is no guarantee that these conditions will persist, and a change in these conditions could have a material adverse effect on our operating results.

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

Current and further deterioration in the housing and commercial real estate markets may lead to increased loss severities and further increases in past due loans and non-performing assets in our loan portfolios. Consequently, our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase reserves.

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

As with most lending institutions, we maintain an allowance for loan losses to provide for probable and inherent losses in our loans held for our investment portfolio. Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could adversely affect our business, financial condition, results of operations, cash flows and prospects. The allowance for loan losses reflects management’s estimate of the probable and inherent losses in our portfolio of held-for-investment loans at the relevant statement of financial condition date. Our allowance for loan losses is based on prior experience as well as an evaluation of the risks in the current portfolio, composition and maintaining our current revenue pace of the portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently subjective process that requires significant management judgment and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates.

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

At December 31, 2012, we had $184.4 million of securities classified as available-for-sale. The estimated fair value of available-for-sale securities portfolio may increase or decrease depending on market conditions. Our securities portfolio is comprised primarily of fixed rate securities. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.

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

In the past, we recorded other than temporary impairment ("OTTI") charges. Our securities portfolio is monitored as part of ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.

The capital that the Bank is required to hold for regulatory purposes is impacted by, among other things, the securities ratings. Therefore, ratings downgrades on our securities may have a material adverse effect on our risk-based regulatory capital ratios.

Certain hedging strategies that we use to manage investment in MSRs may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.

We invest in MSRs to support mortgage strategies and to deploy capital at acceptable returns. We also deploy derivatives and other fair value assets as economic hedges to offset changes in fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. There is also a risk of valuation decline due to higher than expected increases in default rates, but we do not believe such risk can be sufficiently quantified to effectively hedge. Our hedging strategies are highly susceptible to prepayment risk, basis risk, market volatility, and changes in the shape of the yield curve, among other factors.

In addition, hedging strategies rely on assumptions and projections regarding assets and general market factors. If one or more of these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may incur losses that would adversely impact earnings.

Our ability to borrow funds, maintain or increase deposits or raise capital could be limited, which could adversely affect our liquidity and earnings.

Our access to external sources of financing, including deposits, as well as the cost of that financing, is dependent on various factors including regulatory restrictions. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, further reductions in debt ratings, financial results and losses, changes within the organization, specific events that adversely impact reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments governing funding transactions. Many of these factors depend upon market perceptions of events that are beyond our control, such as the failure of other banks or financial institutions. Other factors are dependent upon results of operations, including but not limited to material changes in operating margins; earnings trends and volatility; funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the Consolidated Statements of Financial Condition and/or capital structure; geographic and business diversification; and our market share and competitive position in the operating segments. The material deterioration in any one or a combination of these factors could result in a downgrade of our credit or servicer standing with counterparties or a decline in our financial reputation within the marketplace and could result in our having a limited ability to borrow funds, maintain or increase deposits (including custodial deposits for our agency servicing portfolio) or to raise capital. Also, we compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources than we do. In addition, as some of these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase our cost of funds.

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

The commercial soundness of many financial institutions may be closely interrelated as a result of credit or other relationships between and among institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as banks with which we interact on a daily basis, and therefore could adversely affect us.

We may be required to raise capital at terms that are materially adverse to stockholders.

During past years, capital was raised at terms that were significantly dilutive to the stockholders. There can be no assurance that we will not suffer additional losses or that additional capital will not otherwise be required for regulatory or other reasons. In those circumstances, we may be required to obtain additional capital to maintain regulatory capital ratios at or above their current levels. Such capital raising could be at terms that are dilutive to existing stockholders and there can be no assurance that any capital raising undertaken would be successful.

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

Further, the Bank's business is affected by consumer protection laws and regulation at the state and federal level, including a variety of consumer protection provisions, many of which provide for a private right of action and pose a risk of class action lawsuits. In the current environment, there have been, and will likely be, significant changes to the banking and financial institutions regulatory regime in light of recent government intervention in the financial services industry, and it is not possible to predict the impact of all such changes on our results of operations. Changes to, or in the interpretation or implementation of, statutes, regulations or policies, heightened regulatory scrutiny, requirements or expectations, implementation of new government programs and plans, and changes to judicial interpretations of statutes or regulations could affect us in substantial and unpredictable ways. For example, regulators' views of capital adequacy has been evolving since the economic recession. As a result, while we have historically operated at lower Tier 1 capital levels, we are currently operating at a Tier 1 capital ratio of greater than 9 percent and do not currently intend to operate at lower Tier 1 capital levels in the future. Among other things, such changes, as well as the implementation of such changes, could result in unintended consequences and could subject us to additional costs, constrain our resources, limit the types of financial services and products that we may offer, increase the ability of non-banks to offer competing financial services and products, and/or reduce our ability to effectively hedge against risk.

The Bank has entered into a Consent Order with the OCC, which requires the Bank to adopt or review and revise various plans, policies and procedures related to, among other things, regulatory capital, enterprise risk management and liquidity. While subject to the Consent Order, the Bank's management and board of directors will be required to focus a substantial amount of time on complying with its terms, which could adversely affect our financial performance. Non-compliance with the Consent Order may lead to additional corrective actions by the OCC which could negatively impact our operations and financial performance.

Effective October 23, 2012, the Bank entered into a Consent Order with the OCC. Under the Consent Order, the Bank is required to adopt or review and revise various plans, policies and procedures related to, among other things, regulatory capital, enterprise risk management and liquidity. Specifically, under the terms of the Consent Order, the Bank's board of directors has agreed to, among other things, take the following actions:

•
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

•	Adopt and forward to the OCC a comprehensive written liquidity risk management policy that systematically requires the Bank to reduce liquidity risk; and

•
Develop, adopt, and forward to the OCC a written enterprise risk management program that is designed to ensure that the Bank effectively identifies, monitors, and controls its enterprise-wide risks, including by developing risk limits for each line of business.

The Bank has submitted or will submit these plans, policies and procedures to the OCC for a written determination that the OCC has no supervisory objection to them. Upon the Bank's receipt of no supervisory objection from the OCC, the Consent Order requires the Bank to implement and ensure adherence to the plans, policies and procedures.

While subject to the Consent Order, the Bank's management and Board of Directors will be required to focus a substantial amount of time on complying with its terms, which could adversely affect our financial performance. There is also no guarantee that the Bank will be able to fully comply with the Consent Order. In the event the Bank is in material non-compliance with the terms of the Consent Order, the OCC has the authority to subject the Bank to additional corrective actions. In particular, if the Bank fails to submit a written capital plan within a time period acceptable to the OCC, or fails to implement a written capital plan for which the OCC has provided a written determination of no supervisory objection, then at the sole discretion of the OCC, the Bank may be deemed undercapitalized for purposes of the Consent Order. If the OCC determines that the Bank is undercapitalized for purposes of the Consent Order, it may at its discretion impose additional certain corrective actions on the Bank's operations that are applicable to undercapitalized institutions. These corrective actions could negatively impact the Bank's operations and financial performance.

We remain subject to the restrictions and conditions of the Supervisory Agreement. Failure to comply with the Supervisory Agreement could result in further enforcement action against us, which could negatively affect our results of operations and financial condition.

We remain subject to the Supervisory Agreement, which requires that we take certain actions to address issues identified by the OTS. The Supervisory Agreement is enforced by the Federal Reserve as a successor regulator to the OTS. While we believe that we have taken numerous steps to comply with, and intend to comply in the future with, the requirements of the Supervisory Agreement, failure to comply with the Supervisory Agreement in the time frames provided, or at all, could result in additional enforcement orders or penalties from our regulators, which could include further restrictions on us, assessment of civil money penalties on us, as well as our directors, officers and other affiliated parties and removal of one or more officers and/or directors. Such actions, if initiated, could have a material adverse effect on our operating results and liquidity.

Financial services reform legislation has resulted in, among other things, numerous restrictions and requirements which could negatively impact our business and increase our costs of operations.

The Dodd-Frank Act was signed into law on July 21, 2010 and has significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. As a result, various federal agencies were required to adopt a broad range of new implementation rules and regulations and are given significant discretion in drafting the implementation rules and regulations. Consequently, it is difficult to predict the ultimate impact of Dodd-Frank Act on us or the Bank, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. Nor can we predict the impact or substance of other future legislation or regulation. However, it is expected that at a minimum they will increase our operating and compliance costs and potentially our interest expense. Moreover, the Dodd-Frank Act did not address reform of the GSEs. While options for the reform of the GSEs have been released no specific reform proposal has been enacted. The results of any such reform, and its effect on us, are difficult to predict and may result in unintended consequences.

Increases in deposit insurance premiums and special FDIC assessments will adversely affect our earnings.

Since late 2008, the economic environment has caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the DIF. As a result, we were required to pay higher deposit insurance premiums and special assessments that adversely affect our earnings. In addition, the Dodd-Frank Act required the FDIC to substantially revise its regulations for determining the amount of an institution's deposit insurance premiums. The Dodd-Frank Act also made changes, among other things, to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to financial institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. Effective April 1, 2011, the FDIC implemented a new assessment rate schedule, which included changing the deposit insurance assessment base to an amount equal to the insured institution's average consolidated total assets during the assessment period minus average tangible equity and requiring the use of a scorecard that combines CAMELS ratings with certain forward looking information. These changes resulted in increases to our FDIC deposit insurance premiums, and we could be subject to higher deposit insurance premiums and special assessments in the future that could adversely affect our earnings.

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

We may incur fines, penalties and other negative consequences from regulatory violations, possibly even for inadvertent or unintentional violations.

We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal and regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by OFAC that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation as described below and could restrict the ability of institutional investment managers to invest in our securities.

The impact of the new Basel III capital standards is uncertain.

In December 2010, the Basel Committee issued its framework for strengthening capital and liquidity requirements (together, "Basel III"). Basel III imposes, if implemented by U.S. bank regulatory agencies, new minimum capital requirements on banking institutions, as well as a capital conservation buffer and, if applicable, a countercyclical capital buffer that can be used by banks to absorb losses during periods of financial and economic stress. In addition, Basel III limits the inclusion of MSRs and deferred tax assets to 10 percent of Common Equity Tier 1 (as defined in the Basel III final framework, "CET1"), individually, and 15 percent of CET1, in the aggregate. Our MSRs and deferred tax assets currently significantly exceed the limit, and there is no assurance that they will be includable in CET1 in the future. Basel III also proposes minimum liquidity measures.

In June 2012, the U.S. bank regulatory agencies requested comment on three sets of proposed rules that implement the Basel III capital framework and also make other changes to U.S. regulatory capital standards for banking institutions, which rules were to become effective under a phase-in period beginning January 1, 2013. However, the U.S. bank regulatory agencies announced on November 9, 2012 that the implementations of the proposed Basel III rules would be delayed. In addition, the Basel Committee is considering further amendments to Basel III. Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010 and the rules proposed by the U.S. bank regulatory agencies in June 2012, but may result in higher capital and liquidity requirements which could have an adverse effect on our results of operations and financial condition.

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

Operational Risk

We have restructured our executive team, and our ability to execute our revised business strategy may not prove successful.

Many of our executive officers are serving in new capacities, and several of our directors have been appointed to the board of directors for a relatively short period of time. Since the restructuring, which began on October 1, 2012 and continued through the fourth quarter 2012, the executive team has devoted substantial efforts to significantly change our business strategy and operational activities. There is no assurance that these efforts will prove successful or that the executive team will be able to successfully execute upon the revised business strategy and operational activities.

We depend on our institutional counterparties to provide services that are critical to our business. If one or more of our institutional counterparties defaults on its obligations to us or becomes insolvent, it could have a material adverse affect on our earnings, liquidity, capital position and financial condition.

We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. We believe that our primary exposures to institutional counterparty risk are with third-party providers of credit enhancement on the mortgage assets that we hold in our investment portfolio, including mortgage insurers and financial guarantors, issuers of securities held on our Consolidated Statements of Financial Condition, and derivatives counterparties. Counterparty risk can also adversely affect our ability to acquire, sell or hold MSRs in the future. For example, because MSRs are a contractual right, we may be required to sell the MSRs to counterparties. The challenging mortgage and credit market conditions have adversely affected, and will likely continue to adversely affect, the liquidity and financial condition of a number of our institutional counterparties, particularly those whose businesses are concentrated in the mortgage industry. One or more of these institutions may default in its obligations to us for a number of reasons, such as changes in financial condition that affect their credit ratings, a reduction in liquidity, operational failures or insolvency. Several of our institutional counterparties have experienced economic hardships and liquidity constraints. These and other key institutional counterparties may become subject to serious liquidity problems that, either temporarily or permanently, negatively affect the viability of their business plans or reduce their access to funding sources. The financial difficulties that a number of our institutional counterparties are currently experiencing may negatively affect the ability of these counterparties to meet their obligations to us and the amount or quality of the products or services they provide to us. A default by a counterparty with significant obligations to us could result in significant financial losses to us and could have a material adverse effect our ability to conduct our operations, which would adversely affect our earnings, liquidity, capital position and financial condition. In addition, a default by a counterparty may require us to obtain a substitute counterparty which may not exist in this economic climate and which may, as a result, cause us to default on our related financial obligations.

Current and further deterioration in the housing market, as well as the number of programs that have been introduced to address the situation by government agencies and government sponsored enterprises, may lead to increased costs to service loans which could affect our margins or impair the value of our MSRs.

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

We may be terminated as a servicer or master servicer, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.

We act as servicer for mortgage loans owned by third parties. As a servicer for those loans we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

For certain investors and/or certain transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer, or increased loss severity on such repurchases, we may have a significant reduction to net servicing income within our mortgage banking noninterest income. We may incur costs if we are required to, or if we elect to, re-execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to the borrower and/or to any title insurer of the property sold in foreclosure if the required process was not followed. These costs and liabilities may not be legally or otherwise reimbursable to us. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. We may incur liability to securitization investors relating to delays or deficiencies in our processing of mortgage assignments or other documents necessary to comply with state law governing foreclosures. The fair value of our MSRs may be negatively affected to the extent our servicing costs increase because of higher foreclosure costs. We may be subject to fines and other sanctions imposed by Federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices or in the foreclosure practices of other mortgage loan servicers. Any of these actions may harm our reputation or negatively affect our home lending or servicing business.

We use estimates in determining the fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant declines or increases in valuation.

A portion of our assets and liabilities are carried on our Consolidated Statements of Financial Condition at fair value, including our MSRs, certain mortgage loans held-for-sale, trading assets, available-for-sale securities, derivatives, the future obligations arising from our settlement with the DOJ, and transferors' interests, or the beneficial interests in the HELOC securitization trusts that we receive in exchange for the funds we are obligated to advance to pay for subsequent additional draws on the lines of credit during a rapid amortization period. Generally, for assets that are reported at fair value, we use quoted market prices, when available or internal valuation models that utilize observable market data inputs to estimate their fair value. In certain cases, observable market prices and data may not be readily available or their availability may be diminished due to market conditions. We use financial models to value certain of these assets and liabilities. These models are complex and use asset specific collateral data and market inputs for interest rates. We cannot assure you that the models or the underlying assumptions will prove to be predictive and remain so over time, and therefore, actual results may differ from our models. Any assumptions we use are complex as we must make judgments about the effect of matters that are inherently uncertain and actual experience may differ from our assumptions. Different assumptions could result in significant declines in valuation, which in turn could result in significant declines or increases in the dollar amount of assets or increases in the liabilities we report on our Consolidated Statements of Financial Condition.

We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm liquidity, results of operations and financial condition.

When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including the GSEs, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. With respect to loans that are originated through our broker or correspondent channels, the remedies available against the originating broker or correspondent, if any, may not be as broad as the remedies available to a purchasers, guarantors and insurers of mortgage loans against us. In addition, we also face further risk that the originating broker or correspondent, if any, may not have financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser, guarantor or insurer enforces its remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims, the liquidity, results of operations and financial condition may be adversely affected.

Our representation and warranty reserve for losses could be insufficient.

We currently maintain a representation and warranty reserve, formerly known as the secondary market reserve, which is a liability on the Consolidated Statements of Financial Condition, to reflect best estimate of expected losses that have been incurred on loans that we have sold or securitized into the secondary market, including to the securitized trusts in our private-label securitizations and must subsequently repurchase or with respect to which we must indemnify the purchasers and insurers because of violations of customary representations and warranties. Our representation and warranty reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold, and may, based upon a number of factors, include the recent decision in our litigation with Assured. In addition, the OCC, as part of its supervisory function, periodically reviews our representation and warranty reserve. The OCC may require us to increase our representation and warranty reserve or to recognize further losses, based on its judgment, which may be different from that of our management. The results of such reviews could have an effect on the Bank’s reserves. In each case, these estimates are based on our most recent data regarding loan repurchases, and actual credit losses on repurchased loans. We also make increases to the representation and warranty reserve based on current loan sales which reduces our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our representation and warranty reserve – change in estimate. Both the assumptions and estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses. If additional reserves are required, it could have an adverse effect on our financial condition and results of operations.

Our Mortgage Banking profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.

Mortgage production, especially refinancing activity, declines in rising interest rate environments. While we have been experiencing historically low interest rates, the low interest rate environment likely will not continue indefinitely. When interest rates increase, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our Mortgage Banking segment depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

Our ability to originate and sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by the GSEs and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are government-sponsored enterprises whose activities are governed by federal law, any future changes in laws that significantly affect the activity of the GSEs could, in turn, adversely affect our operations. In September 2008, the GSEs were placed into conservatorship by the U.S. government. Although to date, the conservatorship has not had a significant or adverse effect on our operations; it is currently unclear whether further changes would significantly and adversely affect our operations. The government and others have provided options to reform the GSEs, but the results of any such reform, and their impact on us, are difficult to predict. To date, no reform proposal has been enacted. In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by the GSEs and other institutional and non-institutional investors. Our ability to remain eligible to originate and securitize government insured loans may also depend on having an acceptable peer-relative delinquency ratio for FHA loans and maintaining a delinquency rate with respect to Ginnie Mae pools that are below Ginnie Mae guidelines. In the case of Ginnie Mae pools, the Bank has repurchased past due loans to maintain compliance with the minimum required delinquency ratios. Although these loans are typically insured as to principal by FHA, such repurchases increase our liquidity needs, and there can be no assurance that we will have sufficient liquidity to continue to purchase such loans out of the Ginnie Mae pools. In addition, due to our unilateral ability to repurchase such loans out of the Ginnie Mae pools, we are required to account for them on our balance sheet whether or not we choose to repurchase them, which could adversely affect our capital ratios.

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

As a holding company without significant assets other than the capital stock of the Bank, our ability to service our debt or preferred stock obligations, including interest payments on debentures underlying the trust preferred securities, and dividend payments on the preferred stock we issued to the U.S. Treasury, is dependent upon available cash on hand and the receipt of dividends from the Bank on such capital stock. The declaration and payment of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Bank's board of directors and to applicable regulatory and legal limitations, including the prior written non-objection of the OCC as a result of the Consent Order. If the Bank does not make dividend payments to us, we may not be able to service our debt or preferred stock obligations, which could have a material adverse effect of our financial condition and results of operations. Furthermore, the Federal Reserve has the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the holding companies they supervise, including us.

We may be exposed to other operational, legal and reputational risks.

We are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees, disputes with employees and contractors, customers or outsiders, litigation, unauthorized transactions by employees or operational errors. Negative public opinion can result from our actual or alleged conduct in activities, such as lending practices, data security, corporate governance and foreclosure practices, or our involvement in government programs, such as the TARP Capital Purchase Program, and may damage our reputation. Additionally, actions taken by government regulators and community organizations may also damage our reputation. This negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. For example, current public opinion regarding defects in the foreclosure practices of financial institutions may lead to an increased risk of consumer litigation, uncertainty of title, a depressed market for non-performing assets and indemnification risk from our counterparties, including the GSEs.

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

A significant portion of our mortgage loan portfolio is geographically concentrated in certain states, including California, Michigan, Florida, Washington and Arizona, which collectively represent approximately 63.3 percent of mortgage loans held-for-investment balance at December 31, 2012. In addition, 67.5 percent of commercial real estate loans held-for-investment are in Michigan at December 31, 2012. Continued adverse economic conditions in these markets could cause delinquencies and charge-offs of these loans to increase, likely resulting in a corresponding and disproportionately large decline in revenues and demand for our services and an increase in credit risk and the value of collateral for our loans to decline, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

We may incur additional costs and expenses relating to foreclosure procedures.

Officials in 50 states and the District of Columbia have announced a joint investigation of the procedures followed by banks and mortgage companies in connection with completing affidavits relating to home foreclosures, specifically with respect to (i) whether the persons signing such affidavits had the requisite personal knowledge to sign the affidavits and (ii) compliance with notarization requirements. Although we are continuing to review, there are a number of structural differences between our business model and the resulting practices and those of the larger servicers that have been publicized in the media. For example, we do not engage in the practice of bulk purchases of loans from other servicers or investors, nor have engaged in any acquisitions that typically result in multiple servicing locations and integration issues from both a processing and personnel standpoint. As a result, we are not required to service seasoned loans following a transfer and all of the servicing functions are performed in one location and on one core operating system. In addition, we sell servicing rights with some regularity and the sale of servicing rights has allowed for a more reasonable volume of loans that staff has to manage. Despite these structural differences, we expect to incur additional costs and expenses in connection with foreclosure procedures. In addition, there can be no assurance that we will not incur additional costs and expenses as a result of legislative, administrative or regulatory investigations or actions relating to foreclosure procedures.

We could, as a result of a stock offering or future trading activity in our common or preferred stock, experience an "ownership change" for tax purposes that could cause us to permanently lose a portion of U.S. federal deferred tax assets.

As of December 31, 2012 and 2011, our net deferred tax assets were approximately $322.1 million and $221.5 million, respectively, which includes both federal and state operating losses. These net deferred tax assets were fully offset by valuation allowances of the same amounts. As of December 31, 2012, our federal net operating loss carry forwards totaled approximately $712.6 million. Our ability to use our deferred tax assets to offset future taxable income will be significantly limited if we experience an "ownership change" as defined for U.S. federal income tax purposes. MP Thrift, our controlling stockholder, held approximately 63.7 percent of common stock as of December 31, 2012. As a result of MP Thrift's ownership, issuances or sales of common stock or other securities in the future or certain other direct or indirect changes in ownership, could result in an "ownership change" under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Section 382 of the Code imposes restrictions on the use of a corporation’s net operating losses, certain recognized built-in losses, and other carryovers after an "ownership change" occurs. An "ownership change" is generally a greater than 50 percentage point increase by certain "five percent shareholders" during the testing period, which is generally the three year-period ending on the transaction date. Upon an "ownership change," a corporation generally is subject to an annual limitation on its prechange losses and certain recognized built-in losses equal to the value of the corporation’s market capitalization immediately before the "ownership change" multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of prechange losses and certain recognized built-in losses that may be utilized. Prechange losses and certain recognized built-in losses in excess of the cap are effectively lost.

The relevant calculations under Section 382 of the Code are technical and highly complex. Any stock offering, combined with other ownership changes, could cause us to experience an "ownership change." If an "ownership change" were to occur, we believe it could cause us to permanently lose the ability to realize a portion of our deferred tax asset, resulting in reduction to total shareholders’ equity.

Even if there is an "ownership change," and part or all of our deferred tax assets would be limited, our obligations under the terms of the DOJ Agreement would not be relieved. Moreover, if we or the Bank are party to a business transaction so large that it causes the deferred tax asset to be completely eliminated, then 12 months following the transaction we, or our successor, are required to begin making the Additional Payments required under the DOJ Agreement, for more information see Item 1. Business.

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

We depend on the services of existing senior management to carry out our business and investment strategies. As we expand and as we continue to refine and reshape our business model, we will need to continue to attract and retain additional senior management and recruit qualified individuals to succeed existing key personnel that leave our employ. In addition, as we continue to grow our business and plan to continue to expand our locations, products and services, we will need to continue to attract and retain qualified banking personnel. Competition for such personnel is especially keen in our geographic market areas and competition for the best people in most businesses in which we engage can be intense. In addition, so long as our preferred stock that was issued as part of TARP is held by the U.S. Treasury, ARRA limits the amount of incentive compensation that can be paid to certain executives. The effect could be to limit our ability to attract and retain senior management in the future. If we are unable to attract and retain talented people, our business could suffer. The loss of the services of any senior management personnel, and, in particular, the loss for any reason, including death or disability of our chairman and chief executive officer or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our consolidated results of operations, financial condition and prospects.

Our framework for managing risks may not be effective in mitigating risk and loss to us.

Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. Although we have made, and continue to make, material changes to our risk management framework, in part due to guidance provided by our regulators and consultants, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses which could have a materially adversely effect on our results of operations or financial condition.

Our network and computer systems on which we depend could fail, experience an interruption, or experience a breach in security.

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

To date we have not experienced any material incidents relating to cyber-security or other forms of information security breaches, although there can be no assurance that we will not suffer such losses in the future given the rapidly expanding and evolving cybersecurity threats that exists today. This is especially true because techniques used tend to change frequently or would not be recognized until launched, and attacks can originate from a wide array of sources, including unrelated third parties. These risks may increase in the future given our increased emphasis on Internet based products and services, including mobile banking and mobile payments. As cybersecurity threats continue to evolve, we may be required to expend additional resources to continue to modify or refine our protective measures against these threats.

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

Our business and earnings are sensitive to general business and economic conditions in the United States. These conditions include short-term and long-term interest rates, inflation, recession, unemployment, real estate values, fluctuations in both debt and equity capital markets, the value of the U.S. dollar as compared to foreign currencies, and the strength of the U.S. economy, as well as the local economies in which we conduct business. If any of these conditions worsen, our business and earnings could be adversely affected. For example, business and economic conditions that negatively impact household incomes could decrease the demand for our home loans and increase the number of customers who become past due or default on their loans; or, a rising interest rate environment could decrease the demand for loans.

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

Our common stock is currently listed on the NYSE. The NYSE generally requires a majority of directors to be independent and requires audit, compensation and nominating committees to be composed solely of independent directors. However, under the rules applicable to the NYSE, if another company owns more than 50 percent of the voting power of a listed company, that company is considered a "controlled company" and exempt from rules relating to independence of the board of directors and the compensation and nominating committees. We are a controlled company because MP Thrift beneficially owns more than 50 percent of our outstanding voting stock. A majority of the directors on the compensation and nominating committees are affiliated with MP Thrift. MP Thrift has the right, if exercised, to designate a majority of the directors on the board of directors. Our stockholders do not have, and may never have, all the protections that these rules are intended to provide. If we become unable to continue to be deemed a controlled company, we would be required to meet these independence requirements and, if we are not able to do so, our common stock could be delisted from the NYSE.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board ("FASB") changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In addition, we may from time to time experience weaknesses or deficiencies in our internal control over financial reporting that can affect our recording and reporting of financial information. In some cases we could be required to apply a new or revised standard retroactively, resulting in a restatement of prior period financial statements.

For example, on December 20, 2012, the FASB issued for public comment a Proposed Accounting Standards Update, Financial Instruments – Credit Losses (Subtopic 825-15), that would substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The proposal would remove the existing "probable" threshold in U.S. GAAP for recognizing credit losses and instead require affected reporting companies to reflect their estimate of credit losses on financial assets over the lifetime of each such asset, broadening the range of information that must be considered in measuring the allowance for expected credit losses. This proposal, if adopted as proposed, will likely have a negative impact, potentially material, on our reported earnings and capital and could also have an impact on our lending to the extent that higher reserves are required at the inception of a loan.

We are subject to a number of legal or regulatory proceedings which can be complicated and slow moving, thus making them difficult to predict.

At any given time, we are defending ourselves against a number of legal and regulatory proceedings. Proceedings or actions brought against us may result in judgments, settlements, fines, penalties, injunctions, business improvement orders, or other results adverse to us, which could materially and negatively affect our businesses, financial condition, results of operations, and may require material changes in our business, or cause us reputational harm. Moreover, claims asserted against us can be highly complicated and slow to develop, thus making the outcome of such proceedings difficult to predict or estimate early in the process. For example, Assured filed a lawsuit against the Bank in April 2011, the court issued a decision in February 2013, and the Bank plans to appeal the decision. Notwithstanding the Bank's intention to vigorously contest the decision on appeal and the expected lengthy duration of the appeal process, we decided in light of the court's decision to make an immediate, material increase in our accrual for pending and threatened litigation, which includes amounts for Assured, the litigation with MBIA, which raises legal and factual issues that are similar to Assured, and other pending and threatened litigation. As a participant in the financial services industry, it is likely that we will continue to experience a high level of litigation and regulatory scrutiny and investigations relating to our business and operations. The results of these legal and regulatory proceedings could lead to significant monetary damages or penalties, restrictions on the way in which we conduct our business, or reputational harm.

Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to us from the legal proceedings in question. Thus, our ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies.

For a further discussion of the unpredictability of legal proceedings and describe some of our pending legal proceedings, see Note 29 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Other Risk Factors

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2012, we operated through the headquarters and an annex center in Troy, Michigan, a regional office in Jackson, Michigan, 111 banking centers in Michigan and 31 home lending centers in 14 states. We also maintain ten wholesale lending offices. Our banking centers consist of 66 free-standing office buildings, 15 in-store banking centers and 30 centers in buildings in which there are other tenants, typically strip malls and similar retail centers.

We own the buildings and land for 81 of our offices, own the building, but lease the land for one office, and lease the remaining 70 offices. The offices that we lease have lease expiration dates ranging from 2013 to 2019.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings incident to our business. See Note 2 and Note 29 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NYSE under the trading symbol FBC. At December 31, 2012, there were 55,863,053 shares of our common stock outstanding held by approximately 24,854 stockholders of record. The following table shows the high and low sale prices for our common stock during each calendar quarter during 2012 and 2011.

Quarter Ending	Highest Sale Price (1)	Lowest Sale Price (1)
December 31, 2012	$19.42	$10.40
September 30, 2012	12.00	8.00
June 30, 2012	9.70	6.90
March 31, 2012	10.40	5.70
December 31, 2011	8.50	4.60
September 30, 2011	12.50	4.70
June 30, 2011	15.60	11.40
March 31, 2011	18.20	14.50

(1)	Where appropriate, the stock prices have been restated for one-for-ten reverse stock split effective on October 10, 2012.

Dividends

We have not paid dividends on our common stock since the fourth quarter of 2007. The amount and nature of any dividends declared on our common stock in the future will be determined by our board of directors in their sole discretion. Our board of directors has suspended any future dividend on our common stock until the capital markets normalize and residential real estate shows additional signs of improvement. Moreover, we are prohibited from increasing dividends on our common stock above $0.05 per share without the consent of U.S. Treasury pursuant to the terms of the TARP Capital Purchase Program, and we are generally prohibited from making any dividend payments on stock except pursuant to the prior non-objection of the Federal Reserve as set forth in the Supervisory Agreement. In addition, we are prohibited from paying dividends on our common stock so long as we have deferred and unpaid dividends on our preferred stock issues to the U.S. Treasury under the TARP Capital Purchase Program and deferred and unpaid interest on our trust preferred securities.

In addition, our principal sources of funds are cash dividends paid by the Bank and other subsidiaries, investment income and borrowings. Federal laws and regulations limit the amount of dividends or other capital distributions that the Bank may pay us. The Bank has an internal practice to remain "well-capitalized" under OCC capital adequacy regulations as discussed above. The Bank does not currently expect to pay dividends to us and, even if it determined to do so, would not make payments if the Bank was not well-capitalized at the time or if such payment would result in the Bank not being well-capitalized. In addition, the Bank must seek prior approval from the OCC at least 30 days before it may make a dividend payment or other capital distribution to us.

For information regarding restrictions on our payment of dividends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.

Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2012.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1) (2)	93,628	$143.41	1,114,965
Equity compensation plans not approved by security holders	—	—	—
Total	93,628	$143.41	1,114,965

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

(2)	Restated for one-for-ten reverse stock splits effective on October 10, 2012 and May 27, 2010.

Sale of Unregistered Securities

We made no unregistered sales of our equity securities during the fiscal year ended December 31, 2012.

Issuer Purchases of Equity Securities

We made no purchases of equity securities during the quarter ended December 31, 2012.

Performance Graph

CUMULATIVE TOTAL STOCKHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
DECEMBER 31, 2007 THROUGH DECEMBER 31, 2012

140
120
100
80
60
40
20
0
Dollar
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Nasdaq Financial
Nasdaq Bank
S&P Small Cap 600
Russell 2000
Flagstar Bancorp

	Nasdaq Financial	Nasdaq Bank	S&P Small Cap 600	Russell 2000	Flagstar Bancorp
December 31, 2007	100	100	100	100	100
December 31, 2008	69	100	68	65	10
December 31, 2009	70	81	84	81	9
December 31, 2010	93	91	104	102	2
December 31, 2011	68	80	104	96	1
December 31, 2012	77	92	120	110	3

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data and percentages)
Summary of Consolidated
Statements of Operations
Interest income	$480,970	$465,409	$532,781	$696,865	$777,997
Interest expense	183,739	220,036	322,118	477,798	555,472
Net interest income	297,231	245,373	210,663	219,067	222,525
Provision for loan losses	(276,047)	(176,931)	(426,353)	(504,370)	(343,963)
Net interest income (loss) after provision for loan losses	21,184	68,442	(215,690)	(285,303)	(121,438)
Non-interest income	1,021,242	385,516	453,680	523,286	130,123
Non-interest expense	989,695	634,680	610,699	679,653	432,052
Income (loss) before federal income taxes provision	52,731	(180,722)	(372,709)	(441,670)	(423,367)
(Benefit) provision for federal income taxes	(15,645)	1,056	2,104	55,008	(147,960)
Net income (loss)	68,376	(181,778)	(374,813)	(496,678)	(275,407)
Preferred stock dividends/accretion	(5,658)	(17,165)	(18,748)	(17,124)	—
Net income (loss) attributable to common stock	$62,718	$(198,943)	$(393,561)	$(513,802)	$(275,407)
Income (loss) per share
Basic (1)	$0.88	$(3.62)	$(24.36)	$(161.75)	$(381.70)
Diluted (1)	$0.87	$(3.62)	$(24.36)	$(161.75)	$(381.70)
(1)Restated for one-for-ten reverse stock splits effective on October 10, 2012 and May 27, 2010.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data and percentages)
Return on average assets	0.43%	(1.49)%	(2.81)%	(3.24)%	(1.83)%
Return on average equity	5.26%	(16.78)%	(36.63)%	(62.87)%	(37.66)%
Efficiency ratio	75.1%	100.6%	91.9%	91.6%	122.5%
Efficiency ratio (credit-adjusted) (1)	57.0%	64.8%	61.9%	70.4%	104.4%
Equity/assets ratio (average for the period)	8.10%	8.88%	7.66%	5.15%	4.86%
Mortgage loans originated (2)	$53,586,856	$26,612,800	$26,560,810	$32,330,658	$27,990,118
Other loans originated	$754,155	$700,969	$40,420	$44,443	$316,471
Mortgage loans sold and securitized	$53,094,326	$27,451,362	$26,506,672	$32,326,643	$27,787,884
Interest rate spread-bank only (3)	1.98%	1.86%	1.45%	1.55%	1.76%
Net interest margin-bank only (4)	2.31%	2.13%	1.75%	1.68%	1.78%
Interest rate spread-consolidated (3)	1.96%	1.85%	1.43%	1.51%	1.71%
Net interest margin-consolidated (4)	2.26%	2.07%	1.67%	1.58%	1.67%
Average common shares outstanding (5)	55,762	55,434	16,157	3,177	722
Average fully diluted shares outstanding (5)	56,194	55,434	16,157	3,177	722
Average interest earning assets	$13,104,401	$11,803,670	$12,522,639	$13,799,361	$13,316,390
Average interest paying liabilities	$10,786,252	$10,539,369	$11,437,410	$13,542,712	$13,439,660
Average stockholders’ equity	$1,192,281	$1,185,731	$1,074,571	$817,248	$731,231
Charge-offs to average investment loans (annualized) (6)	4.43%	2.14%	9.34%	4.20%	0.79%

(1)	Based on efficiency ratios as calculated, less representation and warranty reserve change in estimate and asset resolution expense, see Non-GAAP reconciliation.

(2)	Includes residential first mortgage and second mortgage loans.

(3)
Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of the net interest income divided by that period's average interest-earning assets.

(5)	Restated for one-for-ten reverse stock splits effective on October 10, 2012 and May 27, 2010.

(6)
For the year ended December 31, 2010, net charge-off ratio to average loans held-for-investment ratio was 4.82 percent excluding the $327.3 million charge-off recorded on the non-performing loan sale in November 2010.

	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
	(In thousands, except per share data and percentages)
Summary of Consolidated
Statements of Financial Condition
Total assets	$14,082,012	$13,637,473	$13,643,504	$14,013,331	$14,203,657
Loans receivable	$10,914,163	$10,420,739	$10,291,435	$9,964,908	$10,566,801
Mortgage servicing rights	$710,791	$510,475	$580,299	$652,374	$520,763
Total deposits	$8,294,295	$7,689,988	$7,998,099	$8,778,469	$7,841,005
FHLB advances	$3,180,000	$3,953,000	$3,725,083	$3,900,000	$5,200,000
Security repurchase agreements	$—	$—	$—	$108,000	$108,000
Long-term debt	$247,435	$248,585	$248,610	$300,182	$248,660
Stockholders' equity (1)	$1,159,362	$1,079,716	$1,259,663	$596,724	$472,293
Equity-to-assets ratio	8.23%	7.92%	9.23%	4.26%	3.33%
Tier 1 capital ratio (to adjusted total assets) (2)	9.26%	8.95%	9.61%	6.19%	4.95%
Total risk-based capital ratio (to risk-weighted assets) (2)	17.18%	16.64%	18.55%	11.68%	9.10%
Book value per common share (3)	$16.12	$14.80	$18.30	$75.30	$565.00
Number of common shares outstanding (3)	55,863	55,578	55,331	4,688	836
Mortgage loans serviced for others	$76,821,222	$63,770,676	$56,040,063	$56,521,902	$55,870,207
Weighted average service fee (basis points)	29.2	30.8	30.8	32.1	33.3
Capitalized value of mortgage servicing rights	0.93%	0.80%	1.04%	1.15%	0.93%
Ratio of allowance for loan losses to non-performing loans held-for-investment (4)	76.3%	65.1%	86.1%	48.9%	52.1%
Ratio of allowance for loan losses to loans held-for-investment (4)	5.61%	4.52%	4.35%	6.79%	4.14%
Ratio of non-performing assets to total assets (4)	3.70%	4.43%	4.35%	9.24%	5.97%
Number of banking centers	111	111	162	165	175
Number of loan origination centers	31	27	27	32	121
Number of employees (excluding loan officers and account executives)	3,328	2,839	3,001	3,075	3,246
Number of loans officers and account executives	334	297	278	336	674

(1)	Includes preferred stock totaling $260.4 million, $254.7 million, $249.2 million and $243.8 million for 2012, 2011, 2010 and 2009, respectively, no other year includes preferred stock.

(2)
Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk-based capital. These ratios are applicable to the Bank only.

(3)	Restated for one-for-ten reverse stock splits effective on October 10, 2012 and May 27, 2010.

(4)	Bank only and does not include non-performing loans held-for-sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies	100
Fair Value Measurements	101
Allowance for Loan Losses	103
Representation and Warranty Reserve	105
Accrual for Pending and Threatened Litigation	105
Use of Non-GAAP Financial Measurements	#SectionPage#

OPERATING SEGMENTS

Overview

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Item 1: Business section and with Note 30 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, and other sections for a full understanding of our consolidated financial performance.

In late 2012, we reorganized the way our operations are managed. The operating segments are based on an internally-aligned segment leadership structure, which is how the results are monitored and performance assessed. We have three major operating segments: Community Banking, Mortgage Banking and Other. The Community Banking segment originates loans and deposits to consumer and business customers through Commercial, Business, Government and Branch Banking groups. Products offered through these teams include checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans and commercial loans. Other financial services available to consumer and commercial customers include lines of credit, revolving credit, customized treasury management solutions, equipment leasing, inventory and accounts receivable lending and capital markets services such as interest rate risk protection products. The Mortgage Banking segment originates, acquires, sells and services mortgage loans. The origination and acquisition of mortgage loans is the majority of the lending activity. Mortgage loans are originated through home lending centers, national call centers, the Internet, unaffiliated banks and mortgage brokerage companies, where the net interest income and the gains from sales associated with these loans are recognized in the Mortgage Banking segment. Also, the Mortgage Banking segment services mortgage loans for others and sells MSRs into the secondary market. The Other segment includes corporate treasury, income and expense impact of equity and cash, the effect of eliminations of transactions between segments, tax benefits not assigned to specific operating segments, the impact of interest rate risk management, the impact of balance sheet funding activities, charges or credits of unusual or infrequent nature that are not reflective of the normal operations of the operating segments and miscellaneous other expenses of a corporate nature. Each operating segment supports and complements the operations of the other, with funding for the Mortgage Banking segment primarily provided by deposits obtained through Community Banking and with the Community Banking segment providing warehouse lines of credit to mortgage originators, most of which sell loans to the Mortgage Banking segment. All periods presented have been reclassified to conform to the current period presentation. A discussion of our three operating segments is set forth below.

The operating segment results are generated utilizing our management reporting system, which assigns balance sheet and income statement items to each of the operating segments. The process is designed around our organizational and management structure and, accordingly, the results derived may not be directly comparable with similar information published by other financial institutions. Revenue is recorded in the operating segment responsible for the related product or service.

The management accounting process that develops the operating segment reporting utilizes various estimates and allocation methodologies to measure the performance of the operating segments. Expenses are allocated to operating segments using a two-phase approach. The first phase consists of measuring and assigning costs to activities within each operating area to create a driver-based cost. These driver-based costs are then allocated, with the resulting amount allocated to operating segments that own the related products. The second phase consists of the allocation of overhead costs to all three operating segments from the Other segment.

The net income (loss) by operating segment for the past three years is presented in the following table.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Community Banking	$(47,333)	$(100,869)	$(136,086)
Mortgage Banking	183,627	(31,335)	(179,255)
Other	(67,918)	(49,574)	(59,472)
Total net income (loss)	$68,376	$(181,778)	$(374,813)

The selected average balances by operating segment for the three years is presented in the following table.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Average loans held-for-sale
Community Banking	$2,535	$—	$—
Mortgage Banking	3,076,155	1,928,339	1,945,913
Other	—	—	—
Average loans held-for-investment
Community Banking	$2,951,143	$2,031,748	$2,188,639
Mortgage Banking	3,560,560	4,158,032	5,053,894
Other	8,357	13,913	—
Average total assets
Community Banking	$3,076,297	$2,194,841	$2,263,763
Mortgage Banking	9,616,825	8,953,593	10,214,598
Other	2,033,648	2,200,160	1,551,811
Average interest-bearing deposits
Community Banking	$6,606,247	$6,109,708	$5,842,816
Mortgage Banking	—	—	—
Other	233,083	551,696	1,404,311

Community Banking	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net interest income	$153,197	$125,368	$120,348
Provision for loan losses	(40,008)	(62,321)	(95,808)
Non-interest income	43,580	42,601	43,159
Non-interest expense	(204,102)	(206,517)	(203,785)
Net loss	(47,333)	(100,869)	(136,086)
Average balances
Total loans held-for-investment	$2,951,143	$2,031,748	$2,188,639
Total assets	3,076,297	2,194,841	2,263,763
Total interest-bearing deposits	6,606,247	6,109,708	5,842,816

The Community Banking segment reported a $53.5 million decrease in net loss. This improvement was largely driven by an increase in net interest income of $27.8 million and a $22.3 million decrease in provision for loan losses. The increase in net interest income was primarily due to higher Warehouse Lending balances from December 31, 2011 to December 31, 2012. The improvement in provision for loan losses reflected lower charge offs, higher recoveries, and the reversal of $12.6 million in reserves associated with the December 2012 sale of commercial loans under the CIT Agreement.

Non-interest income remained relatively flat for the year ended December 31, 2012, as compared to the year ended December 31, 2011, reflecting higher loan fees within the Warehouse Lending and Commercial Banking groups offset by lower deposit fees from Branch Banking. The decrease in deposit fees from Branch Banking was primarily due to the sale of the Georgia and Indiana branches during the fourth quarter of 2011.

Non-interest expense also remained relatively flat for the year ended December 31, 2012, as compared to the year ended December 31, 2011, reflecting a decrease in Branch Banking costs (due to the Georgia and Indiana branch sales) offset by increases in Warehouse Lending and Commercial Banking costs and in allocated expenses from various corporate departments.

Mortgage Banking

Our Mortgage Banking segment originates, acquires, sells and services one-to-four family residential first mortgage loans. The Mortgage Banking segment also services mortgage loans on a fee basis for others and sells MSRs into the secondary market. Funding for our Mortgage Banking segment is provided primarily by deposits and borrowings obtained by our Community Banking segment.

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net interest income	$195,312	$125,821	$94,150
Provision for loan losses	(236,039)	(114,610)	(330,545)
Net gain on loan sales	990,175	300,268	296,419
Representation and warranty reserve - change in estimate	(256,289)	(150,055)	(61,523)
Other non-interest income	225,835	186,708	164,603
Asset resolution	(84,363)	(113,857)	(113,755)
Other non-interest expense	(651,004)	(265,610)	(228,604)
Net income (loss)	183,627	(31,335)	(179,255)
Average balances
Total loans held-for-sale	$3,076,155	$1,928,339	$1,945,913
Total loans held-for-investment	3,560,560	4,158,032	5,053,894
Total assets	9,616,825	8,953,593	10,214,598

The Mortgage Banking segment income increased $215.0 million primarily due to a $689.9 million increase in net gain on loan sales, partially offset by an increase in the legal accruals for pending and threatened litigation (included in other non-interest expense) and provision for loan losses and representation and warranty reserve - change in estimate. The increase in gain on loan sales was primarily due to increases in both residential first mortgage rate lock commitments and sales of residential first mortgage loans, as well as an increase in gain on loan sale margin. The loan loss provision expense increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to the refinements to existing loss models adopted during the first quarter 2012 and increased loss mitigation activities throughout 2012, as we work to provide solutions to distressed homeowners. For the year ended December 31, 2012, net loan fees and charges increased to $131.2 million, as compared to $70.0 million for the year ended December 31, 2011.
Net servicing revenue, which is the combination of net loan administration income (including the off-balance sheet hedges of mortgage servicing rights) and the gain (loss) on trading securities (i.e., the on-balance sheet hedges of mortgage servicing rights), decreased to $97.7 million for the year ended December 31, 2012, as compared to $116.1 million for the year ended December 31, 2011.
The increase in our representation and warranty reserve due to our change in estimate of expected losses from probable repurchase obligations related to loans sold in prior periods, reflects two major components. First, recent changes in behavior by and enhanced transparency from Fannie Mae, Freddie Mac and Ginnie Mae (collectively, government sponsored entities or the "GSEs"), primarily related to loans originated prior to 2009 (i.e., pre-2009 vintages), caused an increase in forecasted demands. Second, during the year ended December 31, 2012 we made a number of enhancements to the repurchase operations, including installing new leadership, adding full-time employees and increasing processing capacity. Part of our enhancements included an effort during the year ended December 31, 2012 to reduce the size and improve the aging of our current repurchase demand pipeline. As a result of these efforts, net-charge offs of loans repurchases increased for the year ended December 31, 2012, compared to the year ended December 31, 2011.

Other

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net interest expense	$(51,278)	$(5,816)	(3,835)
Non-interest income	17,941	5,994	11,022
Non-interest expense	(50,226)	(48,696)	(64,555)
Income (loss) before taxes	(83,563)	(48,518)	(57,368)
Benefit (provision) for income taxes	15,645	(1,056)	(2,104)
Net loss	(67,918)	(49,574)	(59,472)
Average balances
Total assets	$2,033,648	$2,200,160	$1,551,811

The Other segment includes the treasury, income and expense impact of equity and cash, the effect of eliminations of transactions between segments, tax benefits not assigned to specific operating segments, the funding revenue associated with shareholders' equity, the impact of interest rate risk management, the impact of balance sheet funding activities, and changes or credit of an unusual or infrequent nature that are not reflective of the normal operations of the operating segments and miscellaneous other expenses of a corporate nature. The financial impact associated with our allocation methodology is also included.

Net interest income includes the impact of administering our investment securities portfolios and the net impact of derivatives used to hedge interest rate sensitivity. Non-interest income includes insurance income, miscellaneous fee income not allocated to other operating segments, such as bank owned life insurance income and any Treasury related items and trading asset gains or losses.

Non-interest expense includes certain corporate administrative and other miscellaneous expenses. The provision for income taxes is not allocated to the operating segments as new corporate income tax liability will not occur until after the utilization of the existing deferred tax assets.

The Other segment net loss increased $18.3 million primarily due to a $45.5 million increase in net interest expense, offset by a $16.7 million increase in benefit for income taxes. The increase in benefit for income taxes was primarily due to the sale of the remaining non-agency CMOs and seasoned agency securities completed during the year ended December 31, 2012, which resulted in $19.9 million of tax benefits representing the recognition of the residual tax effect associated with previously unrealized losses on these securities recorded in other comprehensive income (loss).
Summary of Operations

Our net income applicable to common stock for year ended December 31, 2012 was $62.7 million ($0.87 per diluted share), compared to a loss of $(198.9) million (loss of $(3.62) per diluted share) for the year ended December 31, 2011 and to a loss of $(393.6) million (loss of $(24.36) per diluted share) for the year ended December 31, 2010. All per share amounts and share counts have been adjusted to reflect the one-for-ten reverse stock split which began trading on a post-split basis on October 11, 2012 following receipt of stockholder approval at our 2012 Annual Meeting of Stockholders. The increase during the year ended December 31, 2012, compared to the year ended December 31, 2011, was affected by the following factors:

•
Net interest margin improved to 2.26 percent, as compared to 2.07 percent for the year ended December 31, 2011, primarily due to a decrease in our cost of funds and an increase in the average balances in our loans held-for-sale loan portfolio;

•
Net interest income increased by $51.9 million to $297.2 million for the year ended December 31, 2012, primarily due to a decrease in deposit rates of 40 basis points and in FHLB advances rate of 38 basis points;

•
Provision for loan losses increased by $99.1 million from the year ended December 31, 2011, to $276.0 million for the year ended December 31, 2012, primarily as a result of refinements to existing loss models during the first quarter 2012, partially offset by the reversal of $12.6 million in reserves associated with the December 2012 sale of commercial loans under the Agreement with CIT;

•
Net gain on loan sales increased $690.1 million from the year ended December 31, 2011, to $990.9 million for the year ended December 31, 2012, primarily due to an increase in volume of loan sales and margins;

•
Representation and warranty reserve - change in estimate increased $106.2 million to $256.3 million for the year ended December 31, 2012, primarily due to refinements in the estimation process that occurred during the first quarter 2012 and an increased demand of repurchase requests from GSEs; and

•
Legal and professional expense increased $235.0 million to $300.5 million for the year ended December 31, 2012, primarily due a $195.1 million increase in the assessment of overall litigation exposure from pending and threatened litigation and a $22.7 million increase in consulting fee expense.

Net Interest Income

Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities. Interest income recorded on loans is reduced by the amortization net premiums and net deferred loan origination costs.

Net interest income increased 21.1 percent for the year ended December 31, 2012, as compared to the year ended December 31, 2011 and increased $86.6 million as compared to the year ended December 31, 2010. The increase for year ended December 31, 2012, is primarily due to a decrease in overall cost of funds to 1.70 percent from 2.09 percent in the year ended December 31, 2011 and from 2.82 percent during the year ended December 31, 2010. Net interest income represented 22.5 percent of our total revenue during the year ended December 31, 2012, compared to 38.9 percent for the year ended December 31, 2011 and 31.7 percent for the year ended December 31, 2010.

The increase in interest income was primarily driven by an increase in the average balance of available-for-sale loans due to the increase in residential first mortgage originations during the year ended December 31, 2012, and an increase in commercial loans held-for-investment. The increase in average interest-earning assets for the year ended December 31, 2012, as compared to the year ended December 31, 2011 reflects a $1.2 billion increase in average loans held-for-sale and a $316.4 million increase in average loans held-for-investment. Average-interest-bearing liabilities increased $255.9 million during the year ended December 31, 2012, as compared to the year ended December 31, 2011 primarily due to a $177.9 million increase in average deposits as we continue to focus on increasing our core deposits while reducing the level of higher cost retail deposits.

Interest expense for the year ended December 31, 2012 decreased $36.3 million, compared to the year ended December 31, 2011 and decreased $138.4 million as compared to the year ended December 31, 2010.

Our consolidated net interest margin for the year ended December 31, 2012 was 2.26 percent, as compared to 2.07 percent for the year ended December 31, 2011 and 1.67 percent for the year ended December 31, 2010. The Bank recorded a net interest margin of 2.31 percent for the year ended December 31, 2012, as compared to 2.13 percent for the year ended December 31, 2011 and 1.75 percent for the year ended December 31, 2010.

On June 30, 2011, we implemented a reclassification in the treatment of amounts due from FHA relating to the servicing of delinquent FHA loans to recognize the accrued credit from FHA as interest income. Previously, income from FHA was applied as an offset to non-interest expense (asset resolution expense) relating to the servicing of delinquent FHA loans, and recorded on a net basis as asset resolution expense. The impact of the reclassification on the year ended December 31, 2010, was an increase in net interest income of $35.0 million, with an offsetting increase to asset resolution expense and an increase in net interest margin of 11 basis points.

The following tables present on a consolidated basis (rather than on a Bank-only basis) interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income recorded on our loans is adjusted by the amortization of net premiums, net deferred loan origination costs and the amount of negative amortization (i.e., capitalized interest) arising from our option ARM loans. Interest income from earning assets was reduced by $3.8 million, $1.0 million and $0.9 million of amortization of net premiums and net deferred loan origination costs during the years ended December 31, 2012, 2011, and 2010, respectively. Non-accruing loans were included in the average loans outstanding. The amount of net negative amortization included in our interest income during the years ended December 31, 2012, 2011 and 2010 were $0.2 million, $2.2 million, and $2.1 million, respectively.

	For the Years Ended December 31,
	2012			2011			2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$3,078,690	$115,425	3.75%	$1,928,339	$83,025	4.31%	$1,945,913	$91,321	4.69%
Loans repurchased with government guarantees	2,018,079	64,887	3.22%	1,784,927	56,916	3.19%	1,307,070	35,045	2.68%
Loans held-for-investment
Consumer loans (1)	4,737,553	205,040	4.33%	4,830,127	221,006	4.58%	5,776,292	279,370	4.84%
Commercial loans (1)	1,782,507	70,789	3.91%	1,373,566	66,075	4.74%	1,466,241	69,034	4.64%
Loans held-for-investment	6,520,060	275,829	4.21%	6,203,693	287,081	4.61%	7,242,533	348,404	4.80%
Securities classified as available-for- sale or trading	573,445	22,609	3.94%	752,871	35,602	4.73%	1,076,610	55,832	5.19%
Interest-bearing deposits and other	914,127	2,220	0.24%	1,133,840	2,785	0.25%	950,513	2,179	0.23%
Total interest-earning assets	13,104,401	$480,970	3.66%	11,803,670	$465,409	3.94%	12,522,639	$532,781	4.25%
Other assets	1,622,369			1,544,924			1,507,533
Total assets	$14,726,770			$13,348,594			$14,030,172
Interest-Bearing Liabilities
Deposits
Demand deposits	$363,247	$950	0.26%	$397,988	$1,319	0.33%	$382,195	$1,928	0.50%
Savings deposits	1,775,449	12,828	0.72%	1,236,105	9,952	0.81%	761,416	6,999	0.92%
Money market deposits	463,490	2,232	0.48%	561,943	3,905	0.69%	560,237	5,157	0.92%
Certificate of deposits	3,170,103	38,308	1.21%	3,001,586	52,433	1.75%	3,355,041	90,952	2.71%
Total retail deposits	5,772,289	54,318	0.94%	5,197,622	67,609	1.30%	5,058,889	105,036	2.08%
Demand deposits	96,000	459	0.48%	77,702	417	0.54%	264,473	995	0.38%
Savings deposits	280,313	1,539	0.55%	414,394	2,647	0.64%	158,493	1,025	0.65%
Certificate of deposits	393,731	2,534	0.64%	296,830	1,841	0.62%	309,051	2,607	0.84%
Total government deposits	770,044	4,532	0.59%	788,926	4,905	0.62%	732,017	4,627	0.63%
Wholesale deposits	296,997	11,293	3.80%	674,856	23,032	3.41%	1,456,221	45,029	3.09%
Total deposits	6,839,330	70,143	1.03%	6,661,404	95,546	1.43%	7,247,127	154,692	2.13%
FHLB advances	3,698,362	106,625	2.88%	3,620,368	117,963	3.26%	3,849,897	154,964	4.03%
Security repurchase agreements	—	—	—%	—	—	—%	79,053	2,750	3.48%
Other	248,561	6,971	2.80%	248,597	6,527	2.63%	261,333	9,712	3.72%
Total interest-bearing liabilities	10,786,253	183,739	1.70%	10,530,369	220,036	2.09%	11,437,410	322,118	2.82%
Other liabilities	2,748,236			1,632,494			1,518,191
Stockholders’ equity	1,192,281			1,185,731			1,074,571
Total liabilities and stockholders equity	$14,726,770			$13,348,594			$14,030,172
Net interest-earning assets	$2,318,148			$1,273,301			$1,085,229
Net interest income		$297,231			$245,373			$210,663
Interest rate spread (2)			1.96%			1.85%			1.43%
Net interest margin (3)			2.26%			2.07%			1.67%
Ratio of average interest-earning assets to interest- bearing liabilities			121.5%			112.1%			109.5%

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC, and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

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

	For the Years Ended December 31,
	2012 Versus 2011 Increase (Decrease) Due to			2011 Versus 2010 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$(17,128)	$49,528	$32,400	$(7,471)	$(825)	$(8,296)
Loans repurchased with government guarantees	537	7,434	7,971	9,059	12,812	21,871
Loans held-for-investment
Consumer loans (1)	(11,730)	(4,236)	(15,966)	(12,603)	(45,761)	(58,364)
Commercial loans (2)	(14,688)	19,402	4,714	1,345	(4,304)	(2,959)
Total Loans held-for-investment	(26,418)	15,166	(11,252)	(11,258)	(50,065)	(61,323)
Securities available-for-sale or trading	(4,508)	(8,485)	(12,993)	(3,441)	(16,789)	(20,230)
Interest-earning deposits and other	(27)	(538)	(565)	186	420	606
Total interest-earning assets	$(47,544)	$63,105	$15,561	$(12,925)	$(54,447)	$(67,372)
Interest-Bearing Liabilities
Demand deposits	$(254)	$(115)	$(369)	$(689)	$80	$(609)
Savings deposits	(1,467)	4,343	2,876	(1,410)	4,363	2,953
Money market deposits	(989)	(684)	(1,673)	(1,268)	16	(1,252)
Certificate of deposits	(17,069)	2,944	(14,125)	(28,937)	(9,582)	(38,519)
Total retail deposits	(19,779)	6,488	(13,291)	(32,304)	(5,123)	(37,427)
Demand deposits	(56)	98	42	124	(702)	(578)
Savings deposits	(251)	(857)	(1,108)	(33)	1,655	1,622
Certificate of deposits	92	601	693	(663)	(103)	(766)
Total government deposits	(215)	(158)	(373)	(572)	850	278
Wholesale deposits	1,157	(12,896)	(11,739)	2,164	(24,161)	(21,997)
Total deposits	(18,837)	(6,566)	(25,403)	(30,712)	(28,434)	(59,146)
FHLB advances	(13,879)	2,541	(11,338)	(27,762)	(9,239)	(37,001)
Security repurchase agreements	—	—	—	—	(2,750)	(2,750)
Other	445	(1)	444	(2,712)	(473)	(3,185)
Total interest-bearing liabilities	$(32,271)	$(4,026)	$(36,297)	$(61,186)	$(40,896)	$(102,082)
Change in net interest income	$(15,273)	$67,131	$51,858	$48,261	$(13,551)	$34,710

(1)	Consumer loans include residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and commercial lease financing loans.

Provision for Loan Losses

The provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.

The provision for loan losses increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to approximately $73.3 million related to the refinements to existing loss models adopted during the first quarter 2012. The increase also reflected heightened loan modification activity in the consumer loan portfolio, due to the implementation of the OCC guidance on junior liens and bankruptcies. These increases were partially offset by a net decrease in the commercial provision for loan losses during the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to substantial run-off of the legacy commercial real estate loan portfolio.

Net charge-offs for year ended December 31, 2012 totaled $289.0 million, compared to $132.9 million for the year ended December 31, 2011. Net charge-offs increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to the write down of specific valuation allowances as a result of the refinements to existing loss models adopted during the first quarter 2012 and an increase in the write down activity from the implementation of the OCC guidance on bankruptcies.

As a percentage of the average loans held-for-investment, net charge-offs for the year ended December 31, 2012 increased to 4.43 percent from 2.14 percent for the year ended December 31, 2011 and 9.34 for the year ended December 31, 2010. The allowance for loan losses decreased at December 31, 2012, as compared to December 31, 2011 primarily due to the heightened level of charge-offs and reversal of $12.6 million in reserves associated with the December sale of commercial loans under the CIT Agreement. During the year ended December 31, 2012, we increased the allowance for loan losses related to troubled debt restructurings ("TDRs") due to potentially higher losses from re-defaults within the portfolio of TDRs, as well as an increase in the level of TDRs, and we also increased the portion of the reserve related to certain portfolio concentrations, specifically those related to interest-only and option ARM products.

The provision decreased during the year ended December 31, 2011, even though the allowance for loan losses increased, due to a decrease in net charge-offs both as a dollar amount and as a percentage of the loans held-for-investment over 2010. Net charge-offs decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to the sale of $80.3 million of non-performing loans completed in the first quarter of 2011 and the sale of $474.0 million in non-performing residential first mortgage loans completed during the fourth quarter of 2010.

See the section captioned "Allowance for Loan Losses" in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The following table sets forth the components of our non-interest income.

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Loan fees and charges	$142,908	$77,843	$89,535
Deposit fees and charges	20,370	29,629	32,181
Loan administration income	100,007	94,604	12,679
Net gain (loss) on trading securities	(2,011)	21,088	76,529
Loss on transferor’s interest	(2,552)	(5,673)	(7,847)
Net gain on loan sales	990,898	300,789	296,965
Net loss on sales of mortgage servicing rights	(12,319)	(7,903)	(6,977)
Net gain on securities available-for-sale	2,636	—	6,689
Net gain on sale of assets	—	22,676	—
Total other-than-temporary (impairment) gain	2,810	(30,456)	43,600
(Loss) gain recognized in other comprehensive income before taxes	(5,002)	6,417	(48,591)
Net impairment losses recognized in earnings	(2,192)	(24,039)	(4,991)
Representation and warranty reserve — change in estimate	(256,289)	(150,055)	(61,523)
Other fees and charges	39,786	26,557	20,440
Total non-interest income	$1,021,242	$385,516	$453,680

Total non-interest income increased $635.7 million during the year ended December 31, 2012 from the year ended December 31, 2011. The increase during the year ended December 31, 2012, was primarily due to an increase in net gain on loan sales, an increase in loan fees and charges, partially offset by an increase in representation and warranty reserve - change in estimate. Factors affecting the comparability of the primary components of non-interest income are discussed in the following paragraphs.

Loan fees and charges. Our Community Banking and Mortgage Banking segments both earn loan origination fees and collect other charges in connection with originating residential first mortgages, commercial loans and other consumer loans. For the year ended December 31, 2012 loan fees and charges increased $65.1 million, as compared to the year ended December 31, 2011 and increased $53.4 million from the year ended December 31, 2010. The increase in loan fees and charges during the year ended December 31, 2012, is primarily due to an increase in loan production of $27.0 billion, which was $54.3 billion during the year ended December 31, 2012 compared to $27.3 billion during the year ended December 31, 2011. Commercial loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. We account for substantially all residential first mortgage originations as held-for-sale using the fair value method and no longer apply deferral of non-refundable fees and costs to those loans.

Deposit fees and charges. Our Community Banking segment collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. Our total number of customer checking accounts increased 2.9 percent from approximately 105,357 on December 31, 2011 to 108,436 as of December 31, 2012.

Total deposit fees and charges decreased during the year ended December 31, 2012 from the years ended December 31, 2011 and 2010, primary due to a decrease in deposit fees and charges from the divestiture of the Georgia and Indiana banking centers in December 2011 and a reduction of debit card fee income. Georgia and Indiana combined provided $7.1 million of the deposit fees and charges during the year ended December 31, 2011 and $8.0 million during the year ended December 31, 2010. Debit card fee income decreased to $2.5 million during the year ended December 31, 2012, compared to $6.3 million during the year ended December 31, 2011 and $6.1 million during the year ended December 31, 2010. The Federal Reserve final ruling regarding interchange fees had a negative impact on debit card fee income beginning October 1, 2011. During the year ended December 31, 2012 the average fee per debit card transaction has declined to 24 cents, compared to 56 cents during the year ended December 31, 2010 and 44 cents during the year ended December 31, 2011, which contained only a partial year impact of the changes.

Loan administration income. When our Mortgage Banking segment sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee, also referred to herein as loan administration income. Our MSRs are accounted for on the fair value method. See Note 15 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

The following table summarizes net loan administration income.

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Total net loan administration income on other consumer mortgage servicing	$751	$211	$1,288
Servicing income on residential first mortgage servicing:
Servicing fees, ancillary income and charges	$208,864	$169,885	$151,145
Fair value adjustments	(195,821)	(235,820)	(172,267)
Gain on hedging activity	86,213	160,328	32,513
Total net loan administration income (1)	99,256	94,393	11,391
Total loan administration income	100,007	94,604	12,679

(1)
Loan administration income does not reflect the impact of securities deployed as economic hedges of MSR assets. These positions, recorded as securities - trading, provided $2.0 million in losses for the year ended December 31, 2012, compared to $21.1 million in gains for the year ended December 31, 2011 and $76.5 million for the year ended December 31, 2010. These positions, which are on the balance sheet, also contributed $2.0 million in interest income for the year ended December 31, 2012, compared to $3.9 million during the year ended December 31, 2011 and $16.0 million during the year ended December 31, 2010.

The increase in loan administration income during the year ended December 31, 2012 as compared to the years ended December 31, 2011 and 2010 was primarily due to favorable fair value adjustments to our MSRs and an increase in servicing fees, ancillary income, and charges on our residential first mortgage servicing from an increase in the average balance in the portfolio of loans serviced for others, slower than expected levels of prepayments, and effective hedge performance. During the year ended December 31, 2012, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $17.4 billion. The total unpaid principal balance of loans serviced for others at December 31, 2012 was $76.8 billion, compared to $63.8 billion at December 31, 2011 and $56.0 billion at December 31, 2010.

Gain (loss) on trading securities. Securities classified as trading are comprised of U.S. Treasury bonds and U.S. government sponsored agency securities. U.S. Treasury bonds held in trading are distinguished from available-for-sale based upon the intent of management to use them as an economic hedge against changes in the valuation of the MSR portfolio. However, these do not qualify as an economic hedge as defined in current accounting guidance for derivatives and hedges.

For the year ended December 31, 2012, we recorded a loss of $2.0 million on U.S. Treasury bonds held, of which $21.5 million was related to an unrealized loss on U.S. Treasury bonds and $19.5 million was related to a realized gain on the sale of U.S. Treasury bonds held at December 31, 2012. For the year ended December 31, 2011, we recorded a gain of $21.1 million all of which was related to an unrealized gain on U.S. Treasury bonds held at December 31, 2011. We recorded a gain of $76.5 million for the year ended December 31, 2010 on U.S. government sponsored agency mortgage-backed securities held, of which $3.9 million related to an unrealized gain on agency mortgage-backed securities held at December 31, 2010. The decrease in the gain (loss) on trading securities was due to a decrease in the unrealized market valuation of U.S. Treasury bonds during the year ended December 31 2012, as compared to the years ended December 31, 2011 and 2010.

Loss on transferors' interests. Losses on transferors' interest are a result of a reduction in the estimated fair value of our beneficial interests resulting from private securitizations. The losses during the years ended 2012, 2011 and 2010 are primarily due to continued increases in expected credit losses on the assets underlying the securitizations. We have not engaged in any private-label securitization activity since 2007. At December 31, 2012, we held no residual interests in any of our securitizations. For further information on the securitizations see Note 11 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data herein.

We recognized losses of $2.6 million for the year ended December 31, 2012 all of which was related to a reduction in the transferors' interest related to our HELOC securitizations, compared to a loss of $5.7 million for the year ended December 31, 2011. We recognized a loss of $7.8 million for the year ended December 31, 2010, which was related to a $2.1 million reduction in the residual valuation and $5.7 million in a reduction in the transferors' interest related to our HELOC securitizations. At December 31, 2012, our expected liability was $0.3 million, compared to $0.7 million at December 31, 2011.

Net gain on loan sales. Our Mortgage Banking segment records the transaction fee income it generates from the origination, securitization and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans originated for sale and the fair value of these loans, net of related selling expenses. Net gain on loan sales is increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments, increases to the representation and warranty reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Historically, pricing competition on mortgage loans is lower in periods of low or decreasing interest rates, due to higher consumer demand as usually evidenced by higher loan origination levels, resulting in higher spreads on origination. Conversely, pricing competition increases when interest rates rise, which generally reduce consumer demand, thus decreasing spreads on origination and compressing gain on sale. During 2012, the net gain was favorably impacted by the significant volume of mortgage activity due to the attractive rate environment and associated spreads available from securities sold that are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
	(Dollars in thousands)
Net gain on loan sales	$204,853	$212,666	$334,426	$238,953	$990,898
Mortgage rate lock commitments (gross)	14,867,000	17,534,000	18,089,000	16,242,000	66,732,000
Loans sold and securitized	10,829,798	12,777,311	13,876,627	15,610,590	53,094,326
Net margin on loan sales	1.89%	1.66%	2.42%	1.53%	1.87%
Mortgage rate lock commitments (fallout adjusted) (1)	$10,725,618	$13,346,568	$13,972,922	$12,587,980	$50,633,088
Net margin on mortgage rate lock commitments (fallout adjusted) (1)	1.91%	1.59%	2.39%	1.90%	1.96%

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
	(Dollars in thousands)
Net gain on loan sales	$50,185	$39,827	$103,858	$106,919	$300,789
Mortgage rate lock commitments (gross)	6,441,000	5,515,000	13,095,000	11,230,000	36,281,000
Loans sold and securitized	5,829,508	4,362,518	6,782,795	10,476,543	27,451,362
Net margin on loan sales	0.86%	0.91%	1.53%	1.02%	1.10%
Mortgage rate lock commitments (fallout adjusted) (1)	$4,576,047	$4,972,501	$9,781,418	$8,141,820	$27,471,786
Net margin on mortgage rate lock commitments (fallout adjusted) (1)	1.10%	0.80%	1.06%	1.31%	1.09%

(1)
Fallout adjusted are mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
	(Dollars in thousands)
Net gain on loan sales	$52,566	$64,257	$103,212	$76,930	$296,965
Mortgage rate lock commitments (gross)	6,114,000	8,313,000	11,003,000	8,860,000	34,290,000
Loans sold and securitized	5,014,748	5,259,830	7,619,097	8,612,997	26,506,672
Net margin on loan sales	1.05%	1.22%	1.35%	0.89%	1.12%
Mortgage rate lock commitments (fallout adjusted) (1)	$4,658,297	$5,839,557	$8,183,697	$6,569,582	$25,251,133
Net margin on mortgage rate lock commitments (fallout adjusted) (1)	1.13%	1.10%	1.26%	1.17%	1.18%

(1)
Fallout adjusted are mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

Net gain on loan sales increased for the year ended December 31, 2012, compared to the years ended December 31, 2011 and 2010, as a result of increased residential first mortgage originations and continued strong margins on sales of the originations, as well as a reduction in overall hedging costs. In late 2011 and in 2012, we executed a number of mortgage initiatives designed to leverage nationwide distribution and longstanding customer relationships and grow wholesale customer relationships and increase mortgage market share. Specifically, we added staff to maintain our loan production levels, including reworking process flows for improved efficiency, as well as increasing underwriting and fulfillment staffing levels, while simultaneously implementing more robust quality control measures. As a result of these initiatives and the continued dislocation in the mortgage market space, we have been able to gain market share as we continue our emphasis as a top national mortgage lender. The increase in the mortgage rate lock commitments during the year ended December 31, 2012, as compared to the years ended December 31, 2011 and 2010 was reflective of strong demand in mortgage rate lock commitments due to a low-interest rate environment and a concurrent increase in overall pricing.

The net gain on loan sale includes changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held-for-investment and provisions to representation and warranty reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to a gain of $44.2 million for the year ended December 31, 2012, as compared to a loss of $22.2 million during the year ended December 31, 2011 and a gain of $12.4 million for the year ended December 31, 2010. The provision for representation and warranty reserve included in net gain on loan sales reflects our initial estimate of losses on probable mortgage repurchases arising from current loan sales and amounted to $24.4 million, $9.0 million and $35.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Net loss on sales of mortgage servicing rights. As part of our business model, our Mortgage Banking segment occasionally sells MSRs in transactions separate from the sale of the underlying loans. We carry our MSRs at fair value. Therefore, we would not expect to realize significant gains or losses at the time of the sale, because we recorded gains and losses on an ongoing basis as a change in the fair market value. Our income or loss on changes in the valuation of MSRs would be recorded through our loan administration income.

For the year ended December 31, 2012, we recorded losses on sales of MSRs of $12.3 million, compared to $7.9 million for the year ended December 31, 2011 and $7.0 million for the year ended December 31, 2010. During the year ended December 31, 2012, we sold servicing rights on a bulk basis associated with $17.4 billion of underlying mortgage loans and $0.5 billion on a servicing released basis (i.e., sold together with the sale of the underlying loans). During the year ended December 31, 2011, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $9.2 billion and on a servicing released basis (i.e., sold together with the sale of the underlying loans) totaling $1.0 billion. During the year ended December 31, 2010, we sold servicing rights related to $13.4 billion of loans serviced for others on a bulk basis and $1.8 billion on a servicing released basis. We had no sales on a flow basis during the years ended December 31, 2012, 2011 and 2010, respectively.

Net gain on securities available-for-sale. Securities classified as available-for-sale are comprised of U.S. government sponsored agency securities, non-agency collateralized mortgage obligations ("CMOs"), mortgage securitization and municipal obligations.

Gains on the sale of U.S. government sponsored agency securities available-for-sale that are booked with underlying mortgage products originated by the Bank, are reported within net gain on loan sales. Such investments in U.S. government sponsored agency securities classified as available-for-sale typically have remained in the portfolio for less than 90 days before sale. Gains on sale for all other available-for-sale securities types are reported in net gain on sale of available-for-sale securities.

During the year ended December 31, 2012 there were no sales of U.S. government sponsored agency securities with underlying mortgage products originated by the Bank, compared to $13.9 million in sales during the year ended December 31, 2011, resulting in a gain of $0.1 million and $187.7 million resulting in a $1.2 million net gain during the year ended December 31, 2010. During the year ended December 31, 2012, we sold $4.6 million of purchased U.S. government sponsored agency securities, which included a gain on sale of $0.5 million, compared to no sales of purchased U.S. government sponsored agency securities during the year ended December 31, 2011. During the year ended December 31, 2012 we sold $249.1 million of purchased non-agency CMOs, which included a net gain on the sale of $2.6 million, compared to no sales during the year ended December 31, 2011. The sale of the remaining non-agency CMOs and seasoned agency securities completed during the year ended December 31, 2012, resulted in $19.9 million of tax benefits representing the recognition of the residual tax effect associated with previously unrealized losses on these securities recorded in other comprehensive income (loss). During the year ended December 31, 2010, we sold $251.0 million in purchased agency and non-agency securities available-for-sale generating a net gain on sale of $6.7 million.

Net impairment loss recognized through earnings. We recognize OTTI related to credit losses through operations with any remainder recognized through other comprehensive income (loss) and a cumulative adjustment increasing retained earnings and other comprehensive income (loss) by the non‑credit portion of other-than-temporary impairment. See Stockholder's Equity in Note 22 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Generally, an investment impairment analysis is performed every three months. We also review the general market conditions for the specific type of underlying collateral for each security; in this case, the mortgage market in general has suffered from significant losses in value. With the assistance of third party experts, as deemed necessary, we model the expected cash flows of the underlying mortgage assets using historical factors such as default rates and current delinquency and estimated factors such as prepayment speed, default speed and severity speed. Next, the cash flows are modeled through the appropriate waterfall for each security tranche owned; the level of credit support provided by subordinated tranches is included in the waterfall analysis. The resulting cash flow of principal and interest is then utilized by management to determine the amount of credit losses by security.
The credit losses on the securities portfolio have been created by the economic conditions present in the United States over the course of the last two years. This includes high mortgage defaults, declines in collateral values and changes in homeowner behavior, such as intentionally defaulting on a note due to a home value worth less than the outstanding debt on the home (so-called "strategic defaults").
We sold our remaining portfolio of non-agency CMOs during the year ended December 31, 2012 and we no longer carry any OTTI associated with the non-agency CMOs as of December 31, 2012. For the year ended December 31, 2012, there were $2.2 million of credit losses recognized with respect to the non-agency CMOs, as the result of forecasted continued depreciation in home values which serve as collateral for these securities. At December 31, 2012, the cumulative amount of OTTI expense incurred due to credit losses on the non-agency CMOs totaled $2.8 million. During the year ended December 31, 2011, there were $24.0 million of credit losses recognized with respect to the non-agency CMOs, as the result of forecasted continued depreciation in home values which serve as collateral for these securities. At December 31, 2011, the cumulative amount of OTTI expense incurred due to credit losses on the CMOs totaled $59.4 million. During the year ended December 31, 2010, additional credit losses on CMO's totaled $5.0 million, which was recognized in current operations. At December 31, 2010, the cumulative amount of other-than temporary impairment due to credit losses totaled $40.0 million. All OTTI due to credit losses were recognized as expense in current operations.

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

Estimating the balance of the representation and warranty reserve involves using assumptions regarding future repurchase request volumes, expected loss severity on these requests and claims appeal success rates. The assumptions used to estimate the representation and warranty reserve contain a level of uncertainty and risk that could have a material impact on the reserve balance if they differ from actual results. For instance, to illustrate the sensitivity, among other factors, of the reserve to adverse changes, if the expected levels of demands in the model assumptions increased or decreased by 20.0 percent at December 31, 2012, the result would be a $31.1 million increase or decrease in the representation and warranty reserve balance. If our loss severity rate increased or decreased by 20.0 percent at December 31, 2012, the result would be a $37.6 million increase or decrease in the representation and warranty reserve balance.

During the year ended December 31, 2012, we recorded an expense of $256.3 million, which is an increase in our representation and warranty reserve due to our change in estimate of expected losses from probable repurchase obligations related to loans sold in prior periods, compared to the $150.1 million recorded in the year ended December 31, 2011 and $61.5 million during the year ended December 31, 2010. The increase from the year ended December 31, 2011, reflects two major components. First, recent changes in behavior by and enhanced transparency from the GSEs, primarily related to loans originated prior to 2009 (i.e., pre-2009 vintages), caused an increase in forecasted demands. Second, during the year ended December 31, 2012 we made a number of enhancements to the repurchase operations, including installing new leadership, adding full time employees and increasing processing capacity. Part of our enhancements included a significant effort during the year ended December 31, 2012 to reduce the size and improve the aging of our current repurchase demand pipeline. As a result of these efforts, net-charge offs for the year ending December 31, 2012 increased compared to the years ended December 31, 2011 and December 31, 2010.

During late 2011 and 2012, we continued to see an increase in demand request activity from mortgage investors. As a result of the increased demand request activity and communications with mortgage investors, during the first quarter 2012 we refined the representation and warranty reserve methodology to more effectively incorporate the most recent observable data and trends. This is consistent with the improved risk segmentation and qualitative analysis and modeling performed for other similar reserve estimates, and consistent with expectations of the Bank's primary regulator and the continuing evaluation of the performance dynamics within the mortgage industry. Our enhanced first quarter 2012 methodology added granularity to the model by segmenting the sold portfolio by vintage years and investor to assign assumptions specific to each segment. Key assumptions in the model include investor audits, demand requests, appeal loss rates, loss severity and recoveries. See "Liabilities - Representation and warranty reserve" below.

Other fees and charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries Flagstar Reinsurance Company ("FRC"), Douglas Insurance Agency, Inc. and Paperless Office Solutions, Inc.

During the year ended December 31, 2012, we recorded $9.4 million in dividends on an average outstanding balance of FHLB stock of $301.7 million, compared to $8.3 million in dividends on an average balance of FHLB stock outstanding of $316.5 million for the year ended December 31, 2011. During the year ended December 31, 2010, we recorded $7.0 million in dividends on an average balance of FHLB stock outstanding of $367.4 million.

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

NON-INTEREST EXPENSES

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Compensation and benefits	$271,243	$225,083	$199,500
Commissions	76,031	39,980	38,688
Occupancy and equipment	73,674	70,125	65,285
Asset resolution	91,349	128,313	161,326
Federal insurance premiums	49,273	41,581	37,389
Other taxes	4,230	2,801	3,180
Warrant expense (income)	8,935	(6,889)	4,189
Loss on extinguishment of debt	15,246	—	20,826
Loan processing expense	56,070	30,293	22,041
Legal and professional expense (1)	300,523	65,534	14,685
General and administrative	44,225	38,912	43,828
Total	990,799	635,733	610,937
Less: capitalized direct costs of loan closings	(1,104)	(1,053)	(238)
Total, net	$989,695	$634,680	$610,699
Efficiency ratio (2)	75.1%	100.6%	91.9%
Efficiency ratio (credit-adjusted) (3)	57.0%	64.8%	61.9%

(1)	Includes our assessment of overall litigation exposure from pending and threatened litigation of $229.9 million for the year ended December 31, 2012.

(2)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.

(3)	Based on efficiency ratios as calculated, less representation and warranty reserve - change in estimate and asset resolution expense, see "Use of Non-GAAP Financial Measures."

The 55.9 percent increase in non-interest expense for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to an increase in legal and professional expense (primarily due to our accrual of our assessment of overall exposure from pending and threatened litigation), compensation and benefits, commissions, warrant expense and loss on extinguishment of debt, partially offset by a decrease in asset resolution expenses.

Compensation and benefits. The $46.2 million increase in gross compensation and benefits expense for the year ended December 31, 2012, compared to the year ended December 31, 2011 is primarily attributable to an increase in new employees and an increase in our incentive compensation (to non-executive officers based on performance plans) of $8.3 million to $31.1 million during the year ended December 31, 2012, compared to the year ended December 31, 2011. Our full-time equivalent non-commissioned salaried employees increased overall by 489 from December 31, 2011 to a total of 3,328 at December 31, 2012.

Commissions. Commission expense, which is a variable cost associated with loan originations, equaled 14 basis points of total loan originations during the year ended December 31, 2012, as compared to 15 basis points of total loan originations in the years ended December 31, 2011 and 2010. The increase in commissions during the year ended December 31, 2012 as compared to the years ended December 31, 2011 and 2010, respectively, was primarily due to the increase in loan originations for the year ended December 31, 2012. Loan originations increased to $54.3 billion for the year ended December 31, 2012 from $27.3 billion for the year ended December 31, 2011 and $26.6 billion for the year ended December 31, 2010.

Asset resolution. Asset resolution expenses consist of expenses associated with foreclosed properties (including the foreclosure claims in process with respect to government insured loans for which we file claims with the HUD) and other disposition and carrying costs, loss provisions, and gains and losses on the sale of real estate owned properties that we have obtained through foreclosure or other proceedings.

For the year ended December 31, 2012 asset resolution expenses decreased $37.0 million, as compared to the year ended December 31, 2011 and decreased $70.0 million as compared to year ended December 31, 2010. The decrease during the year ended December 31, 2012 as compared to the year ended December 31, 2011, was primarily due to a $38.1 million decrease in net repurchase expense related to government insured loans to $41.1 million for the year ended December 31, 2012, compared to $79.2 million for the year ended December 31, 2011. We recognized a reduction in otherwise expected curtailments of debenture interest income from the HUD-coordinated market auction in September 2012, resulting in a $7.8 million benefit applied against asset resolution expense during the year ended December 31, 2012. During the year ended December 31, 2011, asset resolution expenses decreased as compared to the year ended December 31, 2010, primarily due to a reduction in provision for real estate owned from $97.7 million net of any gain on real estate owned and recovery of related debt and foreclosure and additional repurchase expenses which was $74.8 million.

On June 30, 2011, we implemented a reclassification in the financial reporting application of amounts due from FHA relating to the servicing of delinquent FHA loans to recognize the accrued credit from FHA as interest income. Previously, income from FHA was applied as an offset to non-interest expense (i.e. asset resolution expense) relating to the servicing of delinquent FHA loans, and recorded on a net basis as asset resolution expense. The impact of the reclassification on the year ended December 31, 2010, was an increase in net interest income of $35.0 million and a corresponding increase to asset resolution expense. For the year ended December 31, 2011, asset resolution expenses decreased compared to December 31, 2010, primarily due to a $50.9 million reduction in provision for real estate owned.

Federal insurance premiums. Our FDIC insurance expense increased for the year ended December 31, 2012, as compared to the years ended December 31, 2011 and 2010. The increase during the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to the higher average reported deposits in the calculation of our assessment base and the higher average of net consolidated total assets. The increase in FDIC insurance expense for the year ended December 31, 2010, as compared to the year ending December 31, 2011, was largely due to an increase in our assessment base due to a change in how the assessment base used for calculating deposit insurance is now determined as required by the Dodd-Frank Act. After March 31, 2011, our assessment base for deposit insurance was calculated based on our average consolidated total assets less average tangible equity during the assessment period, as opposed to our average reported deposits.

Warrant expense (income). Warrant expense totaled $8.9 million for the year ended December 31, 2012, compared to income of $6.9 million for the year ended December 31, 2011 and an expense of $4.2 million for the year ended December 31, 2010. At December 31, 2012, warrants to purchase 0.7 million shares of our common stock with a fair value of $11.3 million were outstanding, compared to warrants to purchase 0.7 million shares of our common stock with a fair value of $2.4 million outstanding at December 31, 2011 and $9.3 million at December 31, 2010. The overall increase in warrant expense during the year ended December 31, 2012, as compared to the year ended December 31, 2011 is attributable to the price of our common stock at December 31, 2012 compared to December 31, 2011.

Loss on extinguishment of debt. The $15.2 million loss on extinguishment of debt for year ended December 31, 2012, compared to the year ended December 31, 2011 is the result of the prepayment penalties for the early retirement of $500.0 million of FHLB advances, as part of our ongoing balance sheet management strategies. During the year ended December 31, 2010, loss on extinguishment of debt totaled $20.8 million, of which $19.7 million represented prepayment penalties related to the early retirement of $500.0 million in FHLB advances.

Loan processing expense. Loan processing expense increased to $56.1 million during the year ended December 31, 2012 as compared to the years ended December 31, 2011 and 2010, reflecting the increased loan origination volume and increased underwriting expenses for the year ended December 31, 2012.

Legal and professional expense. Legal and professional expense increased during the year ended December 31, 2012, as compared to the years ended December 31, 2011 and 2010. The increase was primarily due to an increase in our expense for pending and threatened litigation (and legal settlements) during the year ended December 31, 2012 which increased to $229.9 million, as compared to $34.9 million for the year ended December 31, 2011 and from $0.7 million for the year ended December 31, 2010. Our expense for pending and threatened litigation (and legal settlements) during the year ended December 31, 2012 was primarily due to an increase in the accrual for pending and threatened litigation as a result of our litigation with Assured and MBIA. The litigation with Assured has been pending since April 2011, and MBIA filed a complaint against the Bank in January 2013. Although the loans underlying the securitizations insured by Assured and MBIA and the periods in which the loans were originated are slightly different, our litigation with Assured and MBIA present many similar factual and legal issues. On February 5, 2013, the Court granted judgment in favor of Assured on its claims for breach of contract against the Bank in the amount of $89.2 million plus contractual interest and attorneys' fees and costs. In light of that decision, we reevaluated our assessment of overall litigation exposure for pending and threatened litigation, which resulted in a $228.0 million increase in the reserve for such matters during the year ended December 31, 2012. The increase during the year ended December 31, 2012 includes our assessment of overall litigation exposure for pending and threatened litigation with Assured and MBIA taking into account the Assured decision. Legal fee expense increased to $35.3 million during the year ended December 31, 2012, as compared to $17.7 million for the year ended December 31, 2011 and $7.8 million for the year ended December 31, 2010.

The increase in legal and professional expense during the year ended December 31, 2012, as compared to the years ended December 31, 2011 and 2010, was also due to the increase in consultant fee expense. Consultant fee expense increased to $33.0 million for the year ended December 31, 2012, as compared to $10.3 million for the year ended December 31, 2011 and $3.9 million for the year ended December 31, 2010. The increase in consulting fees during the year ended December 31, 2012, was primarily attributable to various initiatives to improve our management of operational and regulatory risk with a focus on improving underlying processes for sustainable long term solutions. These initiatives included an end-to-end examination of the origination practices in our Mortgage Banking segment to improve quality control processes and efficiency, a redesign of our repurchase operations intended in part to increase our processing capacity with a goal of reducing the size and improve the aging of our repurchase demand pipeline from Fannie Mae and the other GSEs, and under the supervision of our Compliance Committee, an in-depth assessment of and substantial improvements to various processes and procedures identified by the OCC in the Consent Order, including our capital planning and enterprise wide risk management processes and our BSA/AML procedures.

General and administrative. General and administrative expenses increased during the year ended December 31, 2012, as compared to the years ended December 31, 2011 and 2010. Our advertising expenses increased for the year ended December 31, 2012 to $11.9 million, as compared to $7.7 million for the year ended December 31, 2011 and $10.3 million for the year ended December 31, 2010. The increase in advertising expense during the year ended December 31, 2012, reflected the promotion of expanding our market presence in Michigan and our banking promotion as a Michigan headquartered bank.

Provision (Benefit) for Federal Income Taxes

For the year ended December 31, 2012, our provision (benefit) for federal income taxes as a percentage of pretax income was (29.7) percent, as compared to 0.6 percent for the years ended December 31, 2011 and December 31, 2010. For the year ended December 31, 2012, the effective rate varies from the statutory rates primarily due to a change in our valuation allowance for net deferred tax assets and the tax benefit representing the recognition of the residual tax effect associated with previously unrealized losses on securities recorded in other comprehensive income (loss). For the years ended December 31, 2012 and 2011, the provision (benefit) for federal income taxes varies from statutory rates primarily due to the reversal of tax effects associated with the sale of our non-agency CMOs and seasoned agency securities.

During the year ended December 31, 2012, we sold our remaining non-agency CMOs and seasoned agency securities. As a result of the sale of these securities, we recognized $19.9 million of tax benefit representing the recognition of the residual tax effect associated with previously unrealized losses on these securities recorded in other comprehensive income (loss).

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

We recorded a $341.9 million and $383.8 million valuation allowance against deferred tax assets as of December 31, 2012 and December 31, 2011, respectively.

See Note 26 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Analysis of Items on Statement of Financial Condition

Assets

Interest-earning deposits. Interest-earning deposits, on which we earn a minimal interest rate, increased $233.4 million at December 31, 2012 compared to December 31, 2011, primarily due to on-going strategic initiatives to increase core deposits. Our interest-earning deposits allow the flexibility to fund our on-going initiatives to increase lending, as well as other mortgage related initiatives.

Securities classified as trading. Securities classified as trading are comprised of AAA-rated U.S. Treasury bonds. Changes to the fair value of trading securities are recorded in the Consolidated Statements of Operations. The decrease in securities classified as trading at December 31, 2012 as compared to December 31, 2011, was due to sales of U.S. Treasury bonds during the year ended December 31, 2012. U.S. Treasury bonds held in trading are distinguished from those classified as available-for-sale based upon the intent of management to use them as an offset against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge. At December 31, 2012, we had one AAA-rated U.S. Treasury bond with a contractual maturity date of March 31, 2014. See Note 5 in the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Securities classified as available-for-sale. Securities classified as available-for-sale are comprised of U.S. government sponsored agency securities, non-agency CMOs, mortgage securitization and municipal obligations. The decrease in securities classified as available-for-sale at December 31, 2012 as compared to December 31, 2011 was primarily due to the sale of $249.1 million of non-agency CMOs and U.S. government sponsored agency securities during the year ended December 31, 2012, which includes the sale of the remaining non-agency CMOs during the third quarter 2012. As a result of the sale of the remaining non-agency CMO securities, we also recognized $19.9 million of tax benefit representing the recognition of the residual tax effect associated with previously unrealized losses on these securities recorded in other comprehensive income (loss). See Note 5 in the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Loans held-for-sale. A majority of our mortgage loans produced are sold into the secondary market on a whole loan basis or by securitizing the loans into securities. Loan origination is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rates, loan originations tend to decrease. The increase in loans held-for-sale at December 31, 2012, as compared to December 31, 2011 reflects our intention to sell such loans pursuant to the CIT Agreement and the Customers Agreement relating to the Northeast-based commercial loan portfolio, in which we transferred $927.7 million of commercial loans from the held-for-investment portfolio to the held-for-sale portfolio, and an increase in loan originations net of loans sold. During the year ended December 31, 2011, we sold $80.3 million of non-performing residential first mortgage loans in the held-for-sale category at a sales price which approximated carrying value. For further information on loans held-for-sale, see Note 6 in the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

The following table sets forth the loans in our held-for-sale portfolio, by loan type, as of the December 31, for the past five years.

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$3,012,039	$1,800,885	$2,585,200	$1,970,104	$1,484,649
Residential second mortgage	—	—	—	—	32
Commercial loans
Commercial real estate	280,399	—	—	—	—
Commercial and industrial	488,361	—	—	—	—
Commercial lease financing	158,921	—	—	—	—
Total commercial loans	927,681	—	—	—	—
Total consumer and commercial loans held-for-sale	$3,939,720	$1,800,885	$2,585,200	$1,970,104	$1,484,681

The following table sets forth the activity in our portfolio of loans held-for-sale during the past five years.

LOANS HELD-FOR-SALE ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$1,800,885	$2,585,200	$1,970,104	$1,484,680	$3,511,310
Loans originated, net	56,140,093	28,217,645	29,130,634	33,546,834	28,340,137
Loans sold servicing retained, net	(54,602,099)	(27,334,530)	(25,585,190)	(30,844,798)	(25,078,784)
Loans sold servicing released, net	(541,929)	(986,833)	(1,760,635)	(1,543,216)	(512,310)
Loan amortization/prepayments	(15,691)	(751,568)	(1,578,909)	(760,925)	(3,456,999)
Loans transferred from (to) various loan portfolios, net	1,158,461	70,971	409,196	87,529	(1,318,674)
Balance, end of year	$3,939,720	$1,800,885	$2,585,200	$1,970,104	$1,484,680

Loans repurchased with government guarantees. Pursuant to Ginnie Mae servicing guidelines, we have the unilateral right to repurchase certain delinquent loans securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral right, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, we must treat the loans as having been repurchased and recognize the loans on the Consolidated Statements of Financial Condition and also recognize a corresponding deemed liability for a similar amount. If the loans are actually repurchased, we eliminate the corresponding liability. At December 31, 2012, the amount of such loans actually repurchased totaled $1.8 billion and were classified as loans repurchased with government guarantees. These loans which we have not yet repurchased but had the unilateral right to repurchase totaled $72.4 million and were classified as loans held-for-sale. At December 31, 2011, the amount of such loans actually repurchased totaled $1.9 billion and were classified as loans repurchased with government guarantees, and those loans which we had not yet repurchased but had the unilateral right to repurchase totaled $117.2 million and were classified as loans held-for-sale.

During the year ended December 31, 2012, we participated in a HUD-coordinated market auction of loans repurchased with government guarantees, which resulted in the conveyance in an accelerated fashion of $306.1 million of loans at par value to HUD. As a result, we recognized a reduction in otherwise expected curtailments of debenture interest income previously provided for, resulting in a benefit of $7.8 million that was applied against asset resolution expense during the year ended December 31, 2012.

Substantially all of these loans that we repurchase continue to be insured or guaranteed by the FHA, and management believes that the reimbursement process is proceeding appropriately. On average, claims have historically been filed and paid within approximately 18 months from the date of the initial delinquency. However, increasing volumes throughout the country, as well as changes in the foreclosure process in states throughout the country and other forms of government intervention may result in changes to the historical norm. These repurchased loans earn interest at a statutory rate, which varies for each loan, but is based on the 10-year U.S. Treasury note rate at the time the loan becomes greater than 60 days past due. This interest is recorded as interest income and the related claims settlement expenses are recorded in asset resolution expense on the Consolidated Statements of Operations. For further information on loans repurchased with government guarantees, see Note 7 in the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Loans held-for-investment. Our largest category of earning assets consists of loans held-for-investment. Loans held-for-investment consist of residential first mortgage loans that are not held for resale (usually shorter duration and adjustable rate loans and second mortgages), warehouse loans to other mortgage lenders, HELOC, other consumer loans, commercial real estate loans, commercial and industrial loans, and commercial lease financing loans. Loans held-for-investment decreased from $7.0 billion at December 31, 2011, primarily due to our sale of $927.7 million of our Northeast-based commercial loan portfolio and the decline in the aggregate balance of our residential first mortgage loans by 19.7 percent at December 31, 2012, compared to December 31, 2011, primarily due to an increase in loan refinances. For information relating to the concentration of credit of our loans held-for-investment, see Note 9 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statement and Supplementary Data, herein.

The following table sets forth a breakdown of our loans held-for-investment portfolio at December 31, 2012.

LOANS HELD-FOR-INVESTMENT, BY RATE TYPE

	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$1,268,268	$1,740,983	$3,009,251
Second mortgage	106,675	8,210	114,885
Warehouse lending	—	1,347,727	1,347,727
HELOC	1,835	177,612	179,447
Other	49,585	26	49,611
Total consumer loans	1,426,363	3,274,558	4,700,921
Commercial loans
Commercial real estate	341,512	298,803	640,315
Commercial and industrial	32,726	57,839	90,565
Commercial lease financing	6,300	—	6,300
Total commercial loans	380,538	356,642	737,180
Total consumer and commercial loans held-for-investment	$1,806,901	$3,631,200	$5,438,101

The two tables below provide a comparison of the breakdown of loans held-for-investment and the detail for the activity in our loans held-for-investment portfolio for each of the past five years.

LOANS HELD-FOR-INVESTMENT

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$3,009,251	$3,749,821	$3,792,712	$5,007,636	$6,013,497
Second mortgage	114,885	138,912	174,789	221,626	287,350
Warehouse lending	1,347,727	1,173,898	720,770	448,567	434,140
HELOC	179,447	221,986	271,326	318,463	408,365
Other	49,611	67,613	86,710	105,379	134,737
Total consumer loans	4,700,921	5,352,230	5,046,307	6,101,671	7,278,089
Commercial loans
Commercial real estate	640,315	1,242,969	1,250,301	1,600,271	1,779,363
Commercial and industrial	90,565	328,879	8,875	12,366	24,669
Commercial lease financing	6,300	114,509	—	—	—
Total commercial loans	737,180	1,686,357	1,259,176	1,612,637	1,804,032
Total consumer and commercial loans held-for-investment	5,438,101	7,038,587	6,305,483	7,714,308	9,082,121
Allowance for loan losses	(305,000)	(318,000)	(274,000)	(524,000)	(376,000)
Total loans held-for-investment, net	$5,133,101	$6,720,587	$6,031,483	$7,190,308	$8,706,121

LOANS HELD-FOR-INVESTMENT PORTFOLIO ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$7,038,587	$6,305,483	$7,714,308	$9,082,121	$8,134,397
Loans originated	901,121	1,017,330	168,995	190,298	437,516
Change in lines of credit	139,021	107,912	(159,329)	312,895	(530,170)
Loans transferred from loans held-for-sale	61,770	16,733	90,746	52,061	1,599,309
Loans transferred to loans held-for-sale (1) (2)	(1,220,231)	(136,149)	(740,155)	(139,590)	(280,635)
Loan amortization / prepayments	(1,112,900)	(61,203)	(212,046)	(1,141,385)	(63,659)
Loans transferred to repossessed assets	(369,267)	(211,519)	(557,036)	(642,092)	(214,637)
Balance, end of year	$5,438,101	$7,038,587	$6,305,483	$7,714,308	$9,082,121

(1)
For the year ended December 31, 2010, loans transferred from various portfolios include $578.2 million transferred to loans held-for-sale as part of the sale of non-performing residential first mortgage loans in the year.

(2)
For the year ended December 31, 2012, loans transferred from held-for-investment to held-for-sale include $927.7 million of commercial loans related to the agreements to sell a substantial portion of Northeast-based commercial loans. For further information on the sales, see Note 2 in the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Quality of Earning Assets

Management considers a number of qualitative and quantitative factors in assessing the level of its collectively evaluated reserves, in accordance with ASC Topic 310-10, Receivables (formerly FAS 114) and individually evaluated reserves, in accordance with ASC Topic 450-20, Loss Contingencies (formerly FAS 5). See the section captioned "Allowance for Loan Losses" in this discussion. As illustrated in the tables following, trends in certain credit quality characteristics such as non-performing loans and delinquency statistics have recently stabilized or even begun to show signs of improvement. This is predominantly a result of the run off of the legacy portfolios combined with the addition of new commercial loans with strong credit characteristics.

The following table sets forth certain information about our non-performing assets as of the end of each of the last five years.
NON-PERFORMING LOANS AND ASSETS

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-performing loans held-for-investment (1)	$399,825	$488,367	$318,416	$1,071,636	$722,301
Repurchased non-performing assets, net (1)	—	—	28,472	45,697	16,454
Real estate and other repossessed assets, net	120,732	114,715	151,085	176,968	109,297
Non-performing assets, net	520,557	603,082	497,973	1,294,301	848,052
Non-performing loans held-for-sale	1,835	4,573	94,889	—	—
Total non-performing assets including loans held-for-sale	$522,392	$607,655	$592,862	$1,294,301	$848,052
Ratio of non-performing assets to total assets	3.70%	4.43%	4.35%	9.24%	5.97%
Ratio of non-performing loans held for investment to loans held-for-investment (1)	7.35%	6.94%	5.05%	13.89%	7.95%
Ratio of allowance to non-performing loans held-for-investment	76.3%	65.1%	86.1%	48.9%	52.1%
Ratio of allowance to loans held-for-investment	5.61%	4.52%	4.35%	6.79%	4.14%
Ratio of net charge-offs to average loans held-for-investment (2)	4.43%	2.14%	9.34%	4.20%	0.79%
Ratio of non-performing assets to loans held-for-investment and repossessed assets	9.36%	8.43%	7.71%	16.40%	9.23%

(1)	During the second quarter of 2011, approximately $30 million was reclassified from real estate and other repossessed assets to non- performing loans.

(2)	At December 31, 2010, net charge-off to average loans held-for-investment ratio was 4.82 percent, excluding the loss recorded on the non-performing loan sale.

The following table sets forth the activity for unpaid principal balance, which does not include premiums or discounts, of non-performing commercial loans, primarily commercial real estate and commercial and industrial loans.

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Beginning balance	$145,006	$253,934	$440,948
Additions	266,309	115,384	185,873
Returned to performing	(12,081)	(28,931)	(90,045)
Principal payments	(75,765)	(25,891)	(30,947)
Sales	(63,404)	(103,975)	(59,639)
Charge-offs, net of recoveries	(108,585)	(55,740)	(153,062)
Valuation write-downs	(12,352)	(9,775)	(39,194)
Ending balance	$139,128	$145,006	$253,934

Past due loans held-for-investment

Loans are considered to be past due when any payment of principal or interest is 30 days past due. While it is the goal of management to work out a satisfactory repayment schedule or modification with a past due borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our practices regarding past due loans are designed to assist borrowers in meeting their contractual obligations. We customarily mail several notices of past due payments to the borrower within 30 days after the due date and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after loans are 30 days past due. In certain cases, we recommend that the borrower seek credit-counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a past due loan within a reasonable period of time. We cease the accrual of interest on loans that we classify as "non-performing"

once they are greater than 90 days past due or earlier when concerns exist as to the ultimate collection of principal or interest. Such interest is recognized as income only when it is actually collected.

At December 31, 2012, we had $499.1 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $399.8 million of loans were non-performing held-for-investment, of which $306.5 million, or 76.7 percent, were residential first mortgage loans. At December 31, 2011, we had $633.5 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $488.4 million of loans were non-performing held-for-investment, of which $371.8 million, or 76.1 percent, were residential first mortgage loans. The decrease from December 31, 2011 was driven by decreases in both non-performing residential first mortgage and commercial real estate loans.

Residential first mortgage loans. As of December 31, 2012, non-performing residential first mortgages totaled $306.5 million, a decrease from $372.5 million at December 31, 2011. This decrease was primarily due to the charge-down of all specific valuations allowances to conform with the OCC's application of regulatory guidance as the Bank transitioned to Call Report requirements in the first quarter 2012, as well as a gradually improving economic conditions and effective risk mitigation activities. Net charge-offs within the residential first mortgage portfolio totaled $157.2 million for the year ended December 31, 2012, compared to $39.5 million for the year ended December 31, 2011.

Commercial real estate loans. As of December 31, 2012, non-performing commercial real estate loans totaled $86.4 million, a decrease of $12.9 million from $99.3 million at December 31, 2011. The decrease in non-performing commercial real estate loans was driven by pay-offs, dispositions, transfers to repossessed assets and net charge-offs. Non-performing commercial real estate loans as a percentage of the commercial real estate loans, increased to 13.5 percent in December 31, 2012 from 8.0 percent at December 31, 2011, primarily due to the agreements to sell a substantial portion of Northeast-based commercial loan portfolio, thereby requiring the affected commercial loans held-for-investment to be reclassified as loans held-for-sale. Net charge-offs within the commercial real estate portfolio totaled $89.9 million for the year ended December 31, 2012, which was an increase from $55.2 million for the year ended December 31, 2011, primarily due to the refinements to existing loss models adopted during the first quarter 2012.

Troubled debt restructurings

Troubled debt restructurings ("TDRs") are modified loans in which we grant a borrower a concession, not otherwise available, to a borrower experiencing financial difficulties. Our ongoing loan modification efforts to assist homeowners and other borrowers continued to increase our overall amount of TDRs. Non-performing TDRs were 36.3 percent and 40.3 percent of total non-performing loans at December 31, 2012 and December 31, 2011, respectively.

TDRs can be classified as either performing or non-performing. Non-performing TDRs are included in non-accrual loans and performing TDRs are excluded from non-accrual loans because it is probable that all contractual principal and interest due under the restructured terms will be collected. Within consumer non-performing loans, residential first mortgage TDRs were 45.9 percent of residential first mortgage non-performing loans at December 31, 2012, compared to 44.4 percent at December 31, 2011. The level of modifications that were determined to be TDRs in these portfolios is expected to result in elevated non-performing loan levels for longer periods, because TDRs remain in non-performing status until a borrower has made at least six consecutive months of payments under the modified terms, or ultimate resolution occurs. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments. Although many of the TDRs continue to be performing, the full collection of principal and interest on some TDRs may not occur. The resulting potential incremental losses are measured through impairment analysis on all TDRs and have been factored into our allowance for loan losses. For information relating to the TDRs, see Note 8 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statement and Supplementary Data, herein.

	TDRs
	Performing	Non-performing	Total
	(Dollars in thousands)
December 31, 2012
Consumer loans (1)	$588,475	$143,188	$731,663
Commercial loans (2)	1,287	2,056	3,343
Total TDRs	$589,762	$145,244	$735,006
December 31, 2011
Consumer loans (1)	$499,438	$167,076	$666,514
Commercial loans (2)	17,737	29,509	47,246
Total TDRs	$517,175	$196,585	$713,760

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $159.0 million and $85.2 million at December 31, 2012 and December 31, 2011, respectively.

(2)
Commercial loans include: commercial real estate, commercial and industrial and commercial lease financing loans. The allowance for loan losses on commercial TDR loans totaled $0.3 million and $32.2 million at December 31, 2012 and December 31, 2011, respectively.

The following table sets forth the activity during each of the years presented with respect to performing TDRs and non-performing TDRs.

	TDRs
	For the Years Ended December 31,
	2012	2011	2010
Performing	(Dollars in thousands)
Beginning balance	$517,175	$605,099	$394,756
Additions	115,924	115,685	258,619
Transfer to non-performing TDR	(111,230)	(56,212)	(23,371)
Transfer from non-performing TDR	117,688	8,622	78,553
Principal repayments	(23,463)	(2,403)	(2,529)
Reductions (1)	(26,332)	(153,616)	(100,929)
Ending balance	$589,762	$517,175	$605,099
Non-performing
Beginning balance	$196,585	$124,535	$315,514
Additions	83,685	65,279	47,119
Transfer to non-performing TDR	111,230	56,212	23,371
Transfer from non-performing TDR	(117,688)	(8,622)	(78,553)
Principal repayments	(85,065)	(3,176)	(33,895)
Reductions (1)	(43,503)	(37,643)	(149,021)
Ending balance	$145,244	$196,585	$124,535

(1)	Includes loans paid in full or otherwise settled, sold or charged off.

The following table sets forth information regarding past due loans at the dates listed. At December 31, 2012, 77.3 percent of all past due loans were loans in which we had a first lien position on residential real estate, compared to 76.6 percent at December 31, 2011.

PAST DUE LOANS HELD-FOR-INVESTMENT

	December 31,
Days Past Due	2012	2011	2010	2009	2008
	(Dollars in thousands)
30 – 59 days
Consumer loans
Residential first mortgage	$62,445	$74,934	$96,768	$105,442	$131,656
Second mortgage	1,171	1,887	3,587	4,386	4,696
HELOC	2,484	5,342	3,735	4,486	3,611
Other	587	1,507	939	1,137	1,200
Commercial loans
Commercial real estate	6,979	7,453	28,245	27,807	4,244
Commercial and industrial	—	11	175	242	—
Total 30 – 59 days past due	73,666	91,134	133,449	143,500	145,407
60 – 89 days
Consumer loans
Residential first mortgage	16,693	37,493	40,821	72,375	87,593
Second mortgage	727	1,527	1,968	4,164	4,233
HELOC	910	2,111	3,783	3,807	4,087
Other	248	471	335	461	1,115
Commercial loans
Commercial real estate	6,990	12,323	6,783	6,818	14,289
Commercial and industrial	—	62	55	—	88
Total 60 – 89 days past due	25,568	53,987	53,745	87,625	111,405
Greater than 90 days
Consumer loans
Residential first mortgage (1)	306,486	372,514	122,924	663,654	437,677
Second mortgage (1)	3,724	6,236	7,480	8,300	10,148
Warehouse lending (1)	—	28	—	—	—
HELOC (1)	3,025	7,973	6,713	7,652	13,797
Other	183	611	822	1,126	1,594
Commercial loans
Commercial real estate (1)	86,367	99,335	175,559	385,687	257,307
Commercial and industrial	41	1,670	4,918	4,666	1,777
Total greater than 90 days past due	399,826	488,367	318,416	1,071,085	722,300
Total past due loans	$499,060	$633,488	$505,610	$1,302,210	$979,112

(1)	Includes loans that are secured by real estate.

The following table sets forth information regarding non-performing loans (i.e., greater than 90 days past due loans) as to which we have ceased accruing interest.

NON-ACCRUAL LOANS HELD-FOR-INVESTMENT

	As of December 31, 2012
	Investment Loan Portfolio	Non- Accrual Loans	As a % of Loan Specified Portfolio	As a % of Non- Accrual Loans
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$3,009,251	$306,486	10.2%	76.7%
Second mortgage	114,885	3,724	3.2%	0.9%
Warehouse lending	1,347,727	—	—%	—%
HELOC	179,447	3,025	1.7%	0.8%
Other consumer	49,611	183	0.4%	—%
Total consumer loans	4,700,921	313,418	6.7%	78.4%
Commercial loans
Commercial real estate	640,315	86,367	13.5%	21.6%
Commercial and industrial	90,565	41	—%	—%
Commercial lease financing	6,300	—	—%	—%
Total commercial loans	737,180	86,408	11.7%	21.6%
Total loans	$5,438,101	$399,826	7.4%	100.0%
Less allowance for loan losses	(305,000)
Total loans held-for-investment, net	$5,133,101

The following table sets forth the non-performing loans (i.e., greater than 90 days past due loans) residential first mortgage loans by year of origination (i.e., vintage) and the total amount of unpaid principal balance loans outstanding at December 31, 2012.

RESIDENTIAL FIRST MORTGAGE LOANS
	As of December 31, 2012
Vintage	Performing Loans	Non-Accrual Loans	Unpaid Principal Balance (1)
	(Dollars in thousands)
Pre-2004	$239,649	$17,032	$256,681
2004	523,702	25,548	549,250
2005	582,997	35,706	618,703
2006	229,444	31,206	260,650
2007	851,415	124,681	976,096
2008	86,652	47,700	134,352
2009	44,650	15,139	59,789
2010	26,478	4,272	30,750
2011	50,907	5,202	56,109
2012	36,435	—	36,435
Total loans	$2,672,329	$306,486	$2,978,815
Net deferred fees and other			30,436
Total residential first mortgage loans			$3,009,251

(1)	Unpaid principal balance does not include net deferred fees, premiums or discounts, and other.

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

As part of our ongoing risk assessment process which remains focused on the impact of the current economic environment and the related borrower repayment behavior on our credit performance, management has been working with an industry expert to improve the credit risk modeling process and continue to back test and validate the results of quantitative and qualitative modeling of the risk in the loans held-for-investment portfolio. This is consistent with the expectations of our primary regulator and with the continuing evolution of the performance dynamics within the mortgage industry. As a result of an analysis completed during the first quarter 2012, we determined it was appropriate to make refinements to the allowance for loan loss methodology and related model. The first quarter 2012 refinements included improved risk segmentation and quantitative analysis, and enhancements to and alignment of the qualitative risk factors. The impact of the refinements adopted during the first quarter 2012, described below, resulted in an increase to the level of allowance for loan losses management deemed appropriate to absorb losses, which totaled $59.0 million in the consumer portfolio and $11.0 million in the commercial portfolio.

The following key refinements were made:

First, we utilized refined segmentation and more formal qualitative factors during the first quarter 2012, which resulted in an increase in the adjusted historical factors used to calculate the ASC Topic 450-20 allowance related to the consumer portfolio. Historically, we segmented the population of consumer loans held-for-investment ("LHFI") by product type and by delinquency status for purposes of estimating an adequate allowance for loan losses. Management performed a thorough analysis of the largest product type, residential first mortgage loans, to assess the relative reliability of its risk segmentation in connection with the ability to detect losses inherent in the portfolio, and determined that there was a higher correlation of loan losses to LTV ratios than to delinquency status. As a result, management refined its process to use LTV segmentation, rather than product and delinquency segmentation, as the more appropriate consumer residential loan characteristic in determining the related allowance for loan losses.

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

Second, to allow us the appropriate amount of time to analyze portfolio statistics and allow for the appropriate validation of the reasonableness of the new qualitative factors, management adjusted the historical look back period for loss rates to lag a quarter (as compared to the previous practice of a month).

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

Fourth, as a result of these refinements (in addition to the refinements noted below), potential losses that may not be reflected in our model assumptions are now captured through the refinements surrounding the qualitative factor adjustments discussed above. Management expects to review these models on an ongoing basis and update them as appropriate to reflect then-current industry conditions, heightened access to enhanced loss data, and refinements based upon continuous back testing of the allowance for loan losses model.

Lastly, part of the increase in allowance for loan losses was a result of the TDR refinement. Historically, we performed impairment analysis on TDRs by using the discounted cash flows method on a portfolio or pooled approach when the TDRs were not deemed collateral dependent. During the fourth quarter 2011, management adopted a strategic focus that improved loss mitigation processes so that we could continue the rate of loan modifications and other loss mitigation activities. Due to the emphasis on loss mitigation activities, management implemented new practices relating to "new" TDRs (loans that were designated TDRs generally beginning on or after October 1, 2011) to capture the necessary data to perform the impairment analysis on a portfolio level. Such data was not previously available and currently continues to not be available for loans designated as TDRs prior to September 30, 2011. This data is now being captured in part due to our loan servicing system conversion in late 2011. As such, for a significant percentage of "new" TDRs, management was able to perform the impairment calculation on a portfolio basis. Given data constraints the "old" TDR portfolio as of December 31, 2011, is still analyzed using the pooled approach. Management expects to continue to refine this process for operational efficiency purposes that will allow for periodic review and updates of impairment data of all TDRs grouped by similar risk characteristics.

During the year ended December 31, 2012, we identified certain loans within the consumer portfolio that met the OCC definition of "collateral dependent" because the borrowers had not reaffirmed their debt discharged in the borrowers' Chapter 7 bankruptcy filing. The bankruptcy court’s discharge of the borrower’s debt is considered a concession when the discharged debt is not reaffirmed, and as such, the loans were classified as TDRs, placed on non-performing status, and written down to collateral value, less anticipated selling costs. Previously, we recorded the charge-off when the loan reached 60-days past due and did not classify these loans as TDRs. Many of these loans were current, with many borrowers having paid according to the contractual terms for several years. Our adoption of this change pursuant to the June 2012 OCC guidance increased net charge-offs by $20.8 million, non-performing loans by $43.7 million, and TDRs by $20.0 million in the residential first mortgage, second mortgage, and HELOC loan portfolios.

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

Once a commercial loan (greater than $250,000) that is secured principally by real estate is risk rated special mention or more negative, an updated appraisal is ordered. (Commercial loans less than $250,000 that are secured principally by real estate follow the same process, but a broker price opinion ("BPO") is obtained instead of an appraisal.) The appraisal received is reviewed by our Commercial Appraisal and Risk Management Group ("CARM") for reasonableness. CARM has the authority to adjust the appraised value if deemed warranted or request a new or revised appraisal if needed. CARM has the responsibility for establishing and maintaining appraisal guidelines and practices to ensure compliance with the Bank's policies and applicable regulations. As part of its responsibilities, CARM reviews the qualifications of appraisers and establishes, reevaluates, and monitors a list of approved real estate appraisers. As long as a loan continues to be risk rated special mention or more negative, the Bank requires, at a minimum, that an updated appraisal be obtained on the underlying collateral at least annually. Based on the specific facts and circumstances of each loan, an appraisal may be obtained more frequently if warranted.

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

Additionally, throughout the life of the loan, the credit risk management area performs portfolio reviews to validate the risk ratings provided by the loan officers. Also, the Bank's independent internal loan review department and/or its third party loan review firm reviews loans and validates the risk ratings, with more active oversight and monitoring for higher risk and high dollar relationships and loan balances. Based upon the results of such oversight and monitoring, updated appraisals may be ordered.

For consumer loans secured by residential real estate (which are not government insured nor designated as troubled debt restructurings), we request a BPO when the loan is 150 days delinquent. Once the BPO is obtained, it is reviewed for reasonableness. We generally discount the BPO between 10 percent and 20 percent, which the Bank believes is appropriate so that the BPO, as adjusted, generally approximates the fair value of the underlying residential real-estate collateral. An additional 10-15 percent discount is taken to estimate the selling costs of the property. Such estimates of the fair value less estimated selling costs (i.e., to determine net realizable value) are used to determine the applicable charge-off against the allowance for loan losses. Additionally, once the loan moves to repossessed assets and we begin to market the property, we request an appraisal and at least one BPO. While the property is being marketed, we are provided with a new BPO every 30 to 60 days until liquidation. If the property does not sell within 12 months from the date it was moved to real estate owned, we obtain an appraisal.

For consumer TDRs secured by residential real estate, we request a BPO when the loan is 60 days delinquent. When a consumer TDR is 90 days delinquent, it is deemed to have re-defaulted and becomes collateral-dependent and the net realizable value is determined using the same methodology discussed above. This value is used to determine the applicable specific reserve to include in the allowance for loan losses. When a re-defaulted TDR is 180 days delinquent, the specific reserve is charged-off against the allowance for loan losses.

For those loans not individually evaluated for impairment, management sub-divided the commercial and consumer loans into homogeneous portfolios.

The commercial loan portfolio is segmented into commercial "legacy" loans (loans originated prior to January 1, 2011) and commercial "new" loans (loans originated on or after January 1, 2011) while still retaining the segmentation by product type. Due to the changes in our strategy and to changes in underwriting and origination practices and controls related to that strategy, management determined the refinement was added to better reflect the dynamics in the two portfolios. The loss rates attributed to the "legacy" portfolio are based on historical losses of this segment. Due to the lack of seasoning in the "new" portfolio, we were previously utilizing loss data from a third party (adjusting for our qualitative factors) as a proxy for estimating an allowance on our "new" portfolio. As a refinement in the first quarter 2012, we identified a population of commercial banks with similar size balance sheets (and loan portfolios) to serve as a peer group. We now uses this peer group's publicly available historical loss data (adjusted for our qualitative factors) as a new proxy for their loss rates.

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

As the process for determining the adequacy of the allowance requires subjective and complex judgment by management about the effect of matters that are inherently uncertain, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. In estimating the amount of credit losses inherent in our loan portfolio we made various assumptions. For example, when assessing the condition of the overall economic environment assumptions are made regarding current economic trends and their impact on the loan portfolio. If the anticipated recovery is not as strong or timely as management's expectations, it may affect the estimate of the allowance for loan losses. For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly from the net proceeds received when the collateral is sold.

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

The allowance for loan losses was $305.0 million and $318.0 million at December 31, 2012 and December 31, 2011, respectively. The allowance for loan losses as a percentage of non-performing loans held-for-investment increased to 76.3 percent at December 31, 2012 from 65.1 percent at December 31, 2011, primarily due to the decrease in non-performing loans due to the write down of specific valuation allowances from the refinements to existing loss models adopted during the first quarter 2012.

The allowance for loan losses as a percentage of loans held-for-investment increased to 5.61 percent as of December 31, 2012 from 4.52 percent as of December 31, 2011, primarily due a 22.7 percent decrease in the loans held-for-investment portfolio, compared to a 4.1 percent decrease in the allowance for loan losses. The decrease in the loans held-for-investment was primarily due to run-off of residential first mortgage loans and to the transfer of $927.7 million of commercial loans from the held-for-investment loan portfolio to the held-for-sale loan portfolio. The decrease in the allowance for loan losses was largely driven by the write down of specific valuation allowances from the refinements to existing loss models adopted during the first quarter 2012, which were mostly offset by increases due to potentially higher losses from re-defaults within the portfolio of TDRs, as well as an increase in the level of TDRs, and we also increased the portion of the reserve related to certain portfolio concentrations, specifically those related to interest-only and option ARM products.

The allowance for loan losses is considered adequate based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.
ALLOWANCE FOR LOAN LOSSES

	As of December 31, 2012
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Percentage to Total Allowance
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$3,009,251	55.3%	$219,230	72.0%
Second mortgage	114,885	2.1%	20,201	6.6%
Warehouse lending	1,347,727	24.8%	899	0.3%
HELOC	179,447	3.3%	18,348	6.0%
Other	49,611	0.9%	2,040	0.7%
Total consumer loans	4,700,921	86.4%	260,718	85.6%
Commercial loans
Commercial real estate	640,315	11.8%	41,310	13.5%
Commercial and industrial	90,565	1.7%	2,878	0.9%
Commercial lease financing	6,300	0.1%	94	—%
Total commercial loans	737,180	13.6%	44,282	14.4%
Total consumer and commercial loans	$5,438,101	100.0%	$305,000	100.0%

The following tables set forth certain information regarding our allowance for loan losses as of December 31, 2012 and the allocation of the allowance for loan losses over the past five years.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2012		2011		2010		2009		2008
	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$219,230	7.3%	$179,218	4.8%	$122,437	3.2%	$277,321	5.5%	$163,116	2.7%
Second mortgage	20,201	17.6%	16,666	12.0%	25,187	14.4%	40,887	18.4%	16,674	5.8%
Warehouse lending	899	0.1%	1,250	0.1%	4,171	0.6%	3,766	0.8%	3,432	0.8%
HELOC	18,348	10.2%	14,845	6.7%	21,369	7.9%	37,054	11.6%	13,242	3.2%
Other	2,040	4.1%	2,434	3.6%	3,450	4.0%	3,998	3.8%	2,024	1.5%
Total consumer loans	260,718	5.5%	214,413	4.0%	176,614	3.5%	363,026	5.9%	198,488	2.7%
Commercial loans
Commercial real estate	41,310	6.5%	96,984	7.8%	95,844	7.7%	157,998	9.9%	176,476	9.9%
Commercial and industrial	2,878	3.2%	5,425	1.6%	1,542	17.4%	2,976	24.1%	1,036	4.2%
Commercial lease financing	94	1.5%	1,178	1.0%	—	—%	—	—%	—	—%
Total commercial loans	44,282	6.0%	103,587	6.1%	97,386	7.7%	160,974	10.0%	177,512	9.8%
Total consumer and commercial loans	$305,000	5.6%	$318,000	4.5%	$274,000	4.3%	$524,000	6.8%	$376,000	4.1%

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Beginning balance	$318,000	$274,000	$524,000	$376,000	$104,000
Provision for loan losses (1)	276,047	176,931	426,353	504,370	343,963
Charge-offs
Consumer loans
Residential first mortgage (1)	(175,803)	(41,559)	(474,195)	(130,179)	(46,332)
Second mortgage	(18,753)	(19,217)	(27,846)	(42,696)	(3,354)
Warehouse lending	—	(1,122)	(2,154)	(1,123)	(1,005)
HELOC	(17,159)	(16,980)	(21,495)	(35,807)	(4,954)
Other consumer	(4,423)	(4,729)	(5,583)	(7,422)	(3,558)
Total consumer loans	(216,138)	(83,607)	(531,273)	(217,227)	(59,203)
Commercial loans
Commercial real estate	(105,285)	(57,626)	(153,020)	(146,822)	(14,738)
Commercial and industrial	(4,627)	(644)	(1,181)	(727)	(30)
Commercial lease financing	(1,191)
Total commercial loans	(111,103)	(58,270)	(154,201)	(147,549)	(14,768)
Total charge offs	(327,241)	(141,877)	(685,474)	(364,776)	(73,971)
Recoveries
Consumer loans
Residential first mortgage	18,561	1,656	2,513	2,837	76
Second mortgage	1,912	1,642	1,806	889	404
Warehouse lending	—	5	516	12	4
HELOC	461	1,510	1,531	822	517
Other consumer	1,786	1,603	1,615	1,260	975
Total consumer loans	22,720	6,416	7,981	5,820	1,976
Commercial loans
Commercial real estate	15,397	2,408	1,123	2,586	32
Commercial and industrial	77	122	17	—	—
Total commercial loans	15,474	2,530	1,140	2,586	32
Total recoveries	38,194	8,946	9,121	8,406	2,008
Charge-offs, net of recoveries	(289,047)	(132,931)	(676,353)	(356,370)	(71,963)
Ending balance	$305,000	$318,000	$274,000	$524,000	$376,000
Net charge-off ratio (1)	4.43%	2.14%	9.34%	4.20%	0.79%

(1)
December 31, 2010 includes the provision for loan losses and charge-offs related to the sale of non-performing loans held-for-sale of $176.5 million and $327.3, respectively. Excluding the sale of non-performing loans held-for-sale the net charge-off ratio would have been 4.82 percent at December 31, 2010.

Reserve for Unfunded Lending Commitments

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in other liabilities on the Consolidated Statements of Financial Condition. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. At December 31, 2012, we had $58.0 million in HELOC trust commitments and $66.0 million in standby and commercial letters of credit. Our liability for credit losses on unfunded lending commitments decreased by $8.2 million from December 31, 2011, primarily due to an increase in charge-offs from shortfalls related to the underlying collateral.

The following table shows the activity in the allowance for unfunded commitments during the indicated periods.

ACTIVITY WITHIN THE RESERVE FOR UNFUNDED COMMITMENTS

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Reserve for Unfunded Commitments
Balance, beginning of period	$8,200	$3,750	$4,500	$20,000	$2,000
Provision charged to operations	(953)	4,450	(750)	7,894	18,925
Charge-offs	(7,202)	—	—	(23,394)	(1,000)
Recoveries	—	—	—	—	75
Balance, end of period	$45	$8,200	$3,750	$4,500	$20,000

Accrued interest receivable. Accrued interest receivable decreased $13.2 million from December 31, 2011 to December 31, 2012. This is primarily due to our loans held-for-investment decreasing $1.6 billion to $5.4 billion at December 31, 2012, as compared to $7.0 billion at December 31, 2011. During the year ended December 31, 2012, $7.1 million of accrued interest on non-performing loans was reversed against interest income. We typically collect interest in the month following the month in which it is earned.

Repossessed assets. Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held-for-investment portfolio at the lower of cost or market value, less disposal costs. Management decides whether to rehabilitate the property or sell it "as is" and whether to list the property with a broker.

The following schedule provides the activity for repossessed assets during each of the past five years.

NET REPOSSESSED ASSET ACTIVITY

	For the years ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Beginning balance	$114,715	$151,085	$176,968	$109,297	$95,074
Additions	124,879	88,755	204,926	208,674	114,038
Disposals	(118,862)	(125,125)	(230,809)	(141,003)	(99,815)
Ending balance	$120,732	$114,715	$151,085	$176,968	$109,297

FHLB stock. At December 31, 2012, holdings of FHLB stock remained unchanged at $301.7 million from December 31, 2011. Once purchased, FHLB shares must be held for five years before they can be redeemed. As a member of the FHLB, we are required to hold shares of FHLB stock in an amount equal to at least 1.0 percent of aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0 percent of our FHLB advances, whichever is greater.

Premises and equipment. Premises and equipment, net of accumulated depreciation increased $15.5 million from December 31, 2011 to December 31, 2012, primarily due to improvements in computer and hardware equipment.

Mortgage servicing rights. At December 31, 2012 MSRs at fair value increased $200.3 million, compared to December 31, 2011. During the years ended December 31, 2012 and December 31, 2011, we recorded additions to our MSRs of $535.9 million and $254.8 million, respectively, due to loan sales or securitizations. Also, during the year ended December 31, 2012, we reduced the amount of MSRs by $139.7 million as a result of bulk servicing sales, $151.4 million due to loans that paid off during the period, and a decrease in the fair value of MSRs of $44.4 million resulting from the realization of expected cash flows, as well as market driven changes, primarily decreases in mortgage loan rates, that caused us to assume a higher level of prepayment speeds. Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs included in Tier 1 capital. See Note 15 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

The principal balance of the loans underlying our total MSRs was $76.8 billion at December 31, 2012, compared to $63.8 billion at December 31, 2011, with the increase primarily attributable to loan origination activity for 2012 partially offset by our bulk servicing sales of $17.4 billion in underlying loans.

The recorded amount of the MSR portfolio at December 31, 2012 and December 31, 2011 as a percentage of the unpaid principal balance of the loans we are servicing was 0.9 percent and 0.8 percent, respectively. When our Mortgage Banking segment sells mortgage loans in the secondary market, it usually retains the right to continue to service the mortgage loans for a fee. The weighted average service fee on loans serviced for others is currently 29.2 basis points of the loan principal balance outstanding. The amount of MSRs initially recorded is based on the fair value of the MSRs determined on the date when the underlying loan is sold. Our determination of fair value, and thus the amount we record (i.e., the capitalization amount) is based on internal valuations and available market pricing. Estimates of fair value reflect the anticipated prepayment speeds (also known as the constant prepayment rate ("CPR"), product type (i.e., conventional, government, balloon), fixed or adjustable rate of interest, interest rate, term (i.e., 15 or 30 years), servicing costs per loan, discounted yield rate and estimate of ancillary income such as late fees and prepayment fees.

The most important assumptions used in the MSR valuation model are anticipated prepayment speeds. The factors used for those assumptions are selected based on market interest rates and other market assumptions. Their reasonableness is confirmed through surveys conducted with independent third parties.

On an ongoing basis, the MSR portfolio is internally valued to determine the fair value at which to carry the MSRs. In addition, third party valuations of the MSR portfolio are obtained quarterly to validate the reasonableness of the value generated by the internal valuation model.

At December 31, 2012, the fair value of the MSR was based upon the following weighted-average assumptions: (1) a discount rate of 7.0 percent; (2) an anticipated loan prepayment rate of 17.3 percent CPR; and (3) servicing costs per conventional loan of $67 and $88 for each government loan and $85 for each adjustable-rate loan, respectively. At December 31, 2011, the fair value of the MSR was based upon the following weighted-average assumptions: (1) a discount rate of 7.2 percent; (2) an anticipated loan prepayment rate of 21.6 percent CPR; and (3) servicing costs per conventional loan of $56 and $72 for each government and $72 for each adjustable-rate loan, respectively.

The following table sets forth activity in loans serviced for others during the past five years.

LOANS SERVICED FOR OTHERS

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$63,770,676	$56,040,063	$56,521,902	$55,870,207	$32,487,337
Loans serviced additions	53,094,326	27,437,433	26,325,610	31,680,715	25,300,440
Loan amortization/prepayments	(22,096,691)	(9,488,100)	(11,673,592)	(14,391,961)	(1,405,260)
Servicing sales	(17,947,089)	(10,218,720)	(15,133,857)	(16,637,059)	(512,310)
Balance, end of year	$76,821,222	$63,770,676	$56,040,063	$56,521,902	$55,870,207

Derivatives. During the third quarter 2011, we began to write and purchase interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated activity represented 100.0 percent of total interest rate swap contracts at December 31, 2012 and December 31, 2011. Customer-initiated trading derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts resulting in no net exposure to us, outside of counterparty performance. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. See Note 16 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data herein.

The following table sets forth the net activity in the customer-initiated derivatives at notional value.

CUSTOMER-INITIATED DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Contracts (Notional Amount)
	For the years ended December 31,
	2012	2011
	(Dollars in thousands)
Beginning balance	$64,720	$—
Additions	142,087	64,720
Maturities/amortizations	(4,315)	—
Terminations	—	—
Ending balance	$202,492	$64,720

Liabilities

Deposits. Our deposits consist of four primary categories: retail deposits, government deposits, wholesale deposits and company controlled deposits. Total retail deposit accounts increased $874.5 million, or 15.9 percent at December 31, 2012, from December 31, 2011, reflecting increases in branch deposits, which include demand, savings, and certificates of deposits. Branch deposits have increased as a percentage of total deposits.

We call on local governmental agencies, and other public units, as an additional source for deposit funding. These deposit accounts include $439.8 million of certificates of deposit with maturities typically less than one year and $362.7 million in checking and savings accounts at December 31, 2012.

In 2010, we began focusing on generating deposits from our retail banking network and stopped originating wholesale deposits. Wholesale deposits continued to run-off during the year ended December 31, 2012 and decreased by $285.6 million from December 31, 2011.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not currently bear interest.

We participate in the Certificates of Deposit Account Registry Service ("CDARS") program, through which certain customer certificates of deposit ("CD") are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50.0 million. At December 31, 2012, $1.2 billion of total CDs were enrolled in the CDARS program, with $1.1 billion originating from public entities and $95.9 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $201.6 million from public entities and $946.3 million from retail customers at December 31, 2012.

The composition of our deposits was as follows at the date indicated.

	At December 31,
	2012			2011
	(Dollars in thousands)
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
Retail deposits
Demand accounts	$681,983	0.16%	8.2%	$566,817	0.17%	7.4%
Savings accounts	2,108,170	0.72%	25.4%	1,462,185	0.87%	19.0%
Money market demand accounts	401,853	0.41%	4.8%	491,708	0.59%	6.4%
Certificates of deposit (1)	3,175,481	0.93%	38.3%	2,972,258	1.39%	38.7%
Total retail deposits	6,367,487	0.74%	76.7%	5,492,968	1.05%	71.5%
Government deposits
Demand accounts	98,890	0.38%	5.5%	102,911	0.44%	5.2%
Savings accounts	263,841	0.53%	3.2%	205,663	0.60%	2.7%
Certificate of deposit	456,347	0.57%	1.2%	402,523	0.66%	1.3%
Total government deposits (2)	819,078	0.53%	9.9%	711,097	0.61%	9.2%
Wholesale deposits	99,338	4.41%	1.2%	384,910	3.45%	5.0%
Company controlled deposits (3)	1,008,392	—%	12.2%	1,101,013	—%	14.3%
Total deposits (4)	$8,294,295	0.68%	100.0%	$7,689,988	0.98%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.3 billion and $2.1 billion at December 31, 2012 and December 31, 2011, respectively.

(2)	Government deposits include funds from municipalities and schools.

(3)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $1.9 billion and $1.6 billion at December 31, 2012 and December 31, 2011, respectively.

The following table indicates the scheduled maturities of our certificates of deposit with a minimum denomination of $100,000 by acquisition channel as of December 31, 2012.

	Wholesale Deposits	Retail Deposits	Government Deposits	Total
	(Dollars in thousands)
Twelve months or less	$350	$1,768,302	$425,327	$2,193,979
One to two years	—	88,150	15,287	103,437
Two to three years	—	22,476	336	22,812
Three to four years	—	11,400	—	11,400
Four to five years	—	3,031	—	3,031
Thereafter	—	4,984	—	4,984
Total	$350	$1,898,343	$440,950	$2,339,643

FHLB advances. FHLB advances decreased $0.8 billion at December 31, 2012 from December 31, 2011, primarily due to the prepayment of $0.5 billion in higher cost advances during the year ended December 31, 2012. We incurred a penalty of $15.2 million to prepay these advances, which is recorded as loss on extinguishment of debt on the Consolidated Statement of Earnings. We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources such as repurchase agreements. During the year ended December 31, 2012, we had an increase in funds available from other sources, including an increase of deposits, which reduced short-term borrowings from FHLB.

During 2011, we restructured $1.0 billion in FHLB advances. The effect in the overall FHLB advance portfolio was an increase in the average remaining term to 4.3 years at December 31, 2011 and a decrease in the weighted average interest rate to 3.1 percent.

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Maximum outstanding at any month end	$3,770,000	$3,953,000	$3,900,000
Average balance	3,698,362	3,620,368	3,849,897
Average interest rate	2.88%	3.26%	4.03%

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

On January 27, 2012, we provided notice to the U.S. Treasury exercising the contractual right to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with participation in the TARP Capital Purchase Program. Under the terms of the preferred stock, we may defer payments of dividends for up to six quarters in total without default or penalty. Concurrently, we also exercised contractual rights to defer interest payments with respect to trust preferred securities. Under the terms of the related indentures, we may defer interest payments for up to 20 consecutive quarters without default or penalty. These payments will be periodically evaluated and reinstated when appropriate, subject to provisions of the Consent Order and Supervisory Agreement.

Accrued interest payable. This balance represents interest payments that are payable to depositors and other entities from which we borrowed funds. The balance fluctuates with the size of our interest-bearing liability portfolio and the average cost of our interest-bearing liabilities. Accrued interest payable increased at December 31, 2012 from December 31, 2011, primarily a result of an increase in the accrued interest on statutory trust accounts due to the deferred interest payments on the trusts during the year ended December 31, 2012. During the year ended December 31, 2012, the average overall rate on our deposits decreased 40 basis points to 1.03 percent, from 1.43 percent during the year ended December 31, 2011. We also experienced a 38 basis point decrease in our cost of advances from the FHLB to an average rate of 2.88 percent during the year ended December 31, 2012, from 3.26 percent during the year ended December 31, 2011, principally due the prepayment of $0.5 billion in higher cost advances during the year ended December 31, 2012 and the restructuring of $1.0 billion in FHLB advances during the year ended December 31, 2011. Our interest-bearing liability portfolio increased 2.4 percent during the period, and we had an 18.7 percent decrease in the average cost of liabilities to 1.70 percent during the year ended December 31, 2012.

Representation and warranty reserve. We sell most of the residential first mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers, about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan.

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

REPRESENTATION AND WARRANTY RESERVE

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Beginning balance	$120,000	$79,400	$66,000
Provision for new loan sales	24,410	8,993	35,200
Provision adjustment for previous estimates	256,289	150,055	61,523
Charge-offs, net of recoveries	(207,699)	(118,448)	(83,323)
Ending balance	$193,000	$120,000	$79,400

The following table sets forth the underlying principal amount of non-performing loans (excluding government insured loans) we have repurchased or indemnified during the past five years, organized by the year of sale or securitization.

REPURCHASED ASSETS

Year	Total Loan Sales and Securitizations	Total Non-performing Repurchased Loans (excluding Government Insured Loans)	% of Sales
	(Dollars in thousands)
2006	$16,370,925	$145,055	0.89%
2007	24,255,114	401,865	1.66%
2008	27,787,884	213,674	0.77%
2009	32,326,643	12,425	0.04%
2010	26,506,672	4,347	0.02%
2011	27,437,433	21,833	0.08%
2012	53,094,326	—	—%
Totals	$207,778,997	$799,199	0.38%

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

The following table summarizes the amount of yearly Fannie Mae and Freddie Mac audit file review requests by number of accounts. Such requests precede the repurchase demands that Fannie Mae and Freddie Mac may make thereafter.

	December 31,
	2012	2011
Fannie Mae	8,578	10,090
Freddie Mac	5,963	2,757
Total	14,541	12,847

During the year ended December 31, 2012, we had $858.2 million in Fannie Mae new repurchase demands and $190.2 million in Freddie Mac new repurchase demands. The following table summarizes the amount of yearly new repurchase demands we have received by loan origination year.

	December 31,
	2012	2011
	(Dollars in thousands)
2005 and prior	$73,391	$58,477
2006	116,537	117,194
2007	427,190	341,072
2008	248,552	183,787
2009-2012	182,749	89,771
Total	$1,048,419	$790,301
Number of accounts	5,255	3,876

The following table summarizes the aggregate amount of pending repurchase demands at the end of each year noted.

	December 31,
	2012	2011
	(Dollars in thousands)
Period end balance	$224,182	$343,295
Percent non-agency (approximately)	0.3%	1.9%

Our enhanced first quarter 2012 model (discussed above) refined our previous estimates by adding granularity to the model through segmenting of the sold portfolio by vintage years and investor (generally, the GSEs) in order to assign assumptions specific to each segment. Key assumptions in the model include the number of investor audits, demand requests, appeal loss rates, loss severity, and recoveries.

The following table summarizes the trends over the last two years with respect to key model attributes and assumptions for estimating the representation and warranty reserve.

	December 31, 2012	December 31, 2011
	(Dollars in Thousands)
UPB of loans sold (1)	$215,000,000	$175,000,000
Loan file review as percentage of UPB	12.5%	5.0%
Repurchase demand rate	14.4%	16.0%
Actual repurchase rate (2)	38.6%	42.0%
Loss severity rate (2)	35.0%	44.0%

(1)	Includes servicing sold with recourse.

(2)	Weighted average of the appeals loss rate.

See Note 20 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Other liabilities. Other liabilities primarily consist of a reserve for possible contingent liabilities, undisbursed payments, escrow accounts, forward agency and derivative liability and the Ginnie Mae liability resulting from the recognition of our unilateral right to repurchase certain mortgage loans currently included in Ginnie Mae securities. Other liabilities increased at December 31, 2012 from December 31, 2011, primarily due to an $216.1 million increase in undisbursed payments on loans serviced for others liability from $149.1 million at December 31, 2011 to $365.2 million at December 31, 2012. These amounts represent payments received from borrowers for interest, principal and related loan charges which have not been remitted to investors. Escrow accounts totaled $39.8 million and $26.3 million at December 31, 2012 and December 31, 2011, respectively. Escrow accounts are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowners insurance and other insured product liabilities. The Ginnie Mae liability totaled $72.4 million and $117.2 million at December 31, 2012 and December 31, 2011, respectively. These amounts are for certain loans sold to Ginnie Mae, as to which we have not yet repurchased, but have the unilateral right to do so. With respect to such loans sold to Ginnie Mae, a corresponding asset was included in loans held-for-sale.

For further information on our loans held-for-sale, see Note 6 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Other liabilities also includes an accrual for possible contingent liabilities, which increased $213.7 million at December 31, 2012, as compared to December 31, 2011, primarily to reflect the increase in our litigation accrual following the receipt of the court's decision in the Assured case. As of December 31, 2012, our total accrual for contingent liabilities was $247.8 million, which includes the litigation accrual for Assured and MBIA discussed in Note 29 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Contractual Obligations and Commitments

We have various financial obligations, including contractual obligations and commitments, which require future cash payments. Refer to Notes 3, 17, 18 and 19 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein. The following table presents the aggregate annual maturities of contractual obligations (based on final maturity dates) at December 31, 2012.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(Dollars in thousands)
Deposits without stated maturities	$3,555,695	$—	$—	$—	$3,555,695
Certificates of deposits	3,409,144	261,072	42,962	17,029	3,730,207
FHLB advances	280,000	1,000,000	1,900,000	—	3,180,000
Trust preferred securities	—	—	—	247,435	247,435
Operating leases	7,023	11,771	5,839	1,809	26,442
Other debt	—	—	—	19,100	19,100
Total	$7,251,862	$1,272,843	$1,948,801	$285,373	$10,758,879

Capital Resources and Liquidity

Our principal uses of funds include loan originations and operating expenses. At December 31, 2012, we had outstanding rate-lock commitments to lend $6.6 billion in mortgage loans, compared to $5.3 billion at December 31, 2011. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.6 billion at December 31, 2012 and $1.5 billion at December 31, 2011.

Capital. We had net income of $62.7 million during the year ended December 31, 2012. We did not pay any cash dividends on our common stock during the years ended December 31, 2012 and December 31, 2011. On February 19, 2008, our board of directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OCC of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by our board of directors of the proposed capital distribution. The 30 day period allows the OCC to determine whether or not the distribution would not be advisable. We currently must seek approval from the OCC prior to making a capital distribution from the Bank. In addition, we are prohibited from increasing dividends on our common stock above $0.05 per share without the consent of U.S. Treasury pursuant to the terms of the TARP.

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

    At December 31, 2012, the Bank was considered "well-capitalized" for regulatory purposes at December 31, 2012, and had regulatory capital ratios of 9.26 percent for the Tier 1 capital ratio (to adjusted total assets) and 17.18 percent for the total risk-based capital ratio (to risk-weighted assets). At December 31, 2012, we had an equity-to-assets ratio of 8.23 percent.

Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rates and market opportunities. The ability of a financial institution to meet current financial obligations is a function of the balance sheet structure, the ability to liquidate assets and the access to various sources of funds.

We primarily originate GSE eligible loans and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. We use the FHLB as our primary source for funding our residential mortgage business due to its flexibility in terms of being able to borrow or repay borrowings as daily cash needs require. We have been successful in increasing the amount of assets that qualify as eligible collateral at the FHLB and continue to review such opportunities on an ongoing basis. For example, warehouse loans in which the Bank acquires the underlying residential mortgage loans that serve as collateral for the warehouse facility have been approved as eligible collateral. Adding eligible collateral pools gives us added capacity and flexibility to manage our funding requirements.

The amount we can borrow, or the value we receive for the assets pledged to our liquidity providers, varies based on the amount and type of pledged collateral as well as the perceived market value of the assets and the “haircut” off the market value of the assets. That value is sensitive to the pricing and policies of our liquidity providers and can change with little or no notice.

In addition to operating expenses at a particular level of mortgage originations, our cash flows are fairly predictable and relate primarily to funding cash outflows of residential first mortgages and the securitization and sales cash inflows of those residential first mortgages. Our mortgage warehouse funding line of business also generates cash flows as funds are extended to correspondent relationships to close new loans. Those loans are repaid when the correspondent sells the loan. Other material cash flows relate to our commercial lines of business and the loans we service for others (primarily the GSEs) and consist primarily of principal, interest, taxes and insurance. Those monies come in over the course of the month and are paid out based on predetermined schedules. These flows are largely a function of the size of the servicing book and the volume of refinancing activity of the loans serviced. In general, monies received in one month are paid during the following month with the exception of taxes and insurance monies that are held until such are due.

As governed and defined by our internal liquidity practice, we maintain adequate excess liquidity levels appropriate to cover both unanticipated operational and regulatory requirements. In addition to this standby liquidity, we also maintain targeted minimum levels of unused borrowing capacity as an additional cushion against unexpected liquidity needs. Each business day, we forecast 90 days of daily cash needs. This allows us to determine our projected near term daily cash fluctuations and also to plan and adjust, if necessary, future activities. As a result, we would be able to make adjustments to operations as required to meet the liquidity needs of our business, including adjusting deposit rates to increase deposits, planning for additional FHLB borrowings, accelerate loans held-for-sale loan sales (GSEs and or private), sell loans held-for-investment or securities, borrow using repurchase agreements, reduce originations, make changes to warehouse funding facilities, or borrowing from the discount window.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations.

Deposits. The following table sets forth information relating to our total deposit flows for each of the years indicated.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Beginning deposits	$7,689,988	$7,998,099	$8,778,469	$7,841,005	$8,236,744
Interest credited	70,143	95,546	154,692	241,507	282,710
Net deposit (decrease) increase	534,164	(403,657)	(935,062)	695,957	(678,449)
Total deposits, end of the year	$8,294,295	$7,689,988	$7,998,099	$8,778,469	$7,841,005

We continue to focus our efforts towards the growth of our core deposits, which includes checking, savings and money market deposit accounts. We believe core deposits represent a more stable funding source and their increase has allowed us to replace maturing brokered CDs and other potentially less stable funding sources.

Borrowings. The FHLB provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the FHLB using approved loan types as collateral. At December 31, 2012, we had an authorized line of credit of $7.0 billion that could be utilized to the extent we provide sufficient collateral. At December 31, 2012, we had available collateral sufficient to access $4.3 billion of the line and had $3.2 billion of advances outstanding.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At December 31, 2012, we had pledged commercial and industrial loans amounting to $122.1 million with a lendable value of $77.9 million. Management expects the available loan collateral to decline due to the sale of the loans associated with the CIT and Customers Agreements during the first quarter 2013. At December 31, 2011, we had pledged commercial and industrial loans amounting to $69.7 million with a lendable value of $32.6 million. At December 31, 2012 and December 31, 2011, we had no borrowings outstanding against this line of credit.

Loan Sales.  Our Mortgage Banking segment sells a significant portion of the mortgage loans it originates. Sales of loans totaled $53.1 billion, or 100.9 percent of originations during the year ended December 31, 2012, compared to $27.5 billion, or 103.2 percent of originations during the year ended December 31, 2011. The increase in the dollar volume of sales during the year ended December 31, 2012 was primarily due to the increase during 2012 origination volumes, as compared to 2011. As of December 31, 2012, we had outstanding commitments to sell $5.1 billion of mortgage loans. Generally, these commitments are funded within 120 days.

Loan Principal Payments.  We also invest in loans that we hold for our own portfolio, the principal payments on which provide another source of funds for us. Such payments totaled $1.1 billion and $0.8 billion during the years ended December 31, 2012 and December 31, 2011, respectively.

The following tables set forth, at December 31, 2012, the expected repayment of our loans held-for-investment, both as fixed rate and adjustable rate loans.

LOAN PRINCIPAL REPAYMENT SCHEDULE
FIXED RATE LOANS

	At December 31, 2012
	Within 1 Year	1 Year to 2 Years	2 Years to 3 Years	3 Years to 5 Years	5 Years to 10 Years	10 Years to 15 Years	Over 15 Years	Totals
	(Dollars in thousands)
Residential first mortgage	$21,923	$21,535	$21,154	$41,560	$100,224	$91,359	$941,471	$1,239,226
Second mortgage	3,920	3,776	3,637	7,007	16,231	13,250	58,890	106,711
Warehouse lending	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—
Other consumer	3,972	3,681	3,391	6,250	13,170	20,357	—	50,821
Commercial real estate	33,079	29,883	26,995	48,772	98,363	105,204	—	342,296
Commercial and industrial	6,924	5,477	4,332	6,853	9,538	—	—	33,124
Commercial lease financing	1,124	900	720	1,152	1,738	—	—	5,634
Total loans	$70,942	$65,252	$60,229	$111,594	$239,264	$230,170	$1,000,361	$1,777,812

LOAN PRINCIPAL REPAYMENT SCHEDULE
ADJUSTABLE RATE LOANS

	At December 31, 2012
	Within 1 Year	1 Year to 2 Years	2 Years to 3 Years	3 Years to 5 Years	5 Years to 10 Years	10 Years to 15 Years	Over 15 Years	Totals
	(Dollars in thousands)
Residential first mortgage	$30,690	$30,147	$29,614	$58,180	$140,303	$127,893	$1,317,961	$1,734,788
Second mortgage	300	289	278	536	1,240	1,012	4,501	8,156
Warehouse lending	1,347,727	—	—	—	—	—	—	1,347,727
HELOC	13,494	12,436	11,461	21,124	44,527	69,039	—	172,081
Other consumer	—	—	—	—	—	—	—	—
Commercial real estate	29,815	26,847	24,174	43,535	87,168	87,950	—	299,489
Commercial and industrial	11,093	8,991	7,288	11,811	19,361	—	—	58,544
Commercial lease financing	—	—	—	—	—	—	—	—
Total loans	$1,433,119	$78,710	$72,815	$135,186	$292,599	$285,894	$1,322,462	$3,620,785

Escrow Funds. As a servicer of mortgage loans, we hold funds in escrow for investors, various insurance entities, or for the government taxing authorities. At December 31, 2012, there were $39.8 million held in these escrows, compared to $26.3 million at December 31, 2011. The increase from December 31, 2011 to December 31, 2012 was primarily due to the timing of escrow payments.

Impact of Off-Balance Sheet Arrangements

U.S. GAAP requires us to separately report, rather than include in our Consolidated Financial Statements, the separate financial statements of our wholly-owned subsidiaries Flagstar Statutory Trust II, Flagstar Statutory Trust III, Flagstar Statutory Trust IV, Flagstar Statutory Trust V, Flagstar Statutory Trust VI, Flagstar Statutory Trust VII, Flagstar Statutory Trust VIII, Flagstar Statutory Trust IX, and Flagstar Statutory Trust X. We did this by reporting our investment in these entities in our Consolidated Statements of Financial Condition in the category entitled other assets.

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

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP and reflect general practices within our industry. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. These estimates are based on information available to management as of the date of the Consolidated Financial Statements. Accordingly, as this information changes, future financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. Management has reviewed and approved these critical accounting policies and has discussed these policies with the audit committee of the board of directors. The most significant accounting policies followed are presented in Note 3 of the Notes to Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein.

Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates or assumptions, and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Management currently views its fair value measurements, which include the valuation of MSRs, the valuation of financial instruments and derivatives, valuation of deferred tax assets, the valuation of the DOJ litigation settlement, the determination of the allowance for loan losses, pending and threatened litigation accruals and the determination of the representation and warranty reserve to be critical accounting policies.

Fair Value Measurements

A portion of our assets and liabilities are carried at fair value on the Consolidated Statements of Financial Condition, with changes in fair value recorded either through earnings or other comprehensive income (loss) in accordance with applicable accounting principles generally accepted in the United States.

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

Valuation of Investment Securities. Our securities are classified as trading and available-for-sale. Securities classified as trading are comprised of AAA-rated U.S. Treasury bonds considered part of our liquidity portfolio and hedging strategy and are traded in an active and open market with readily determinable prices.

Securities classified as available-for-sale include U.S. government sponsored agencies and non-agency collateralized mortgage obligations and municipal obligations. U.S. government sponsored agencies are traded in an active and open market with readily determinable prices. The fair value of municipal obligations are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. The non-agency CMOs were valued based on pricing provided by external pricing services. Previously, the markets were illiquid and fair values were based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. During the year ended December 31, 2012, we sold the remaining securities in non-agency collateralized mortgage obligation securities that were related to the investments arising out of strategies to fully utilize available balance sheet leverage capacity. We determine the fair value of the mortgage securitization, Flagstar Second Mortgage 2006-1 securitization trust, using a discounted estimated net future cash flow model.

Valuation of Mortgage Servicing Rights.  When our Mortgage Banking segment sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee. At the time the loan is sold on a servicing retained basis, we record the MSR as an asset at its fair value. Determining the fair value of MSRs involves a calculation of the present value of a set of market driven and MSR specific cash flows. MSRs do not trade in an active market with readily observable market prices. However, the market price of MSRs is generally a function of demand and interest rates. When mortgage interest rates decline, mortgage loan prepayments usually increase to the extent customers refinance their loans. If this happens, the income stream from a MSR portfolio will decline and the fair value of the portfolio will decline. Similarly, when mortgage interest rates increase, mortgage loan prepayments tend to decrease and therefore the value of the MSR tends to increase. Accordingly, we must make assumptions about future interest rates and other market conditions in order to estimate the current fair value of our MSR portfolio. See Note 3 of the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for additional information on MSRs. On an ongoing basis, we compare our fair value estimates based on both unobservable inputs and market inputs, where available, to report the various assumptions. On a quarterly basis, the value of our MSR portfolio is reviewed by an outside valuation expert.

From time to time, we sell some of these MSRs to unaffiliated purchasers in transactions that are separate from the sale of the underlying loans. At the time of the sale, we record a gain or loss based on the selling price of the MSRs less our carrying value and associated transaction costs.

Valuation of Derivative Instruments.  We utilize certain derivative instruments in the ordinary course of our business to manage our exposure to changes in interest rates. These derivative instruments include forward loan sale commitments, U.S. Treasury and euro dollar futures and options and interest rate swaps. We also issue interest rate lock commitments to borrowers in connection with single family mortgage loan originations. We recognize all derivative instruments on our Consolidated Statements of Financial Position at fair value in either "other assets" or "other liabilities". The valuation of derivative instruments is considered critical because many are valued using discounted cash flow modeling techniques in the absence of market value quotes. Therefore, we must make estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in interest rates. Our interest rate assumptions are based on current yield curves, forward yield curves and various other factors. Internally generated valuations are compared to third party data where available to validate the accuracy of our valuation models.

Valuation of Deferred Tax Assets. During 2009, we established a valuation allowance to reflect the reduced likelihood that we would realize the benefits of our deferred tax assets. We regularly review the carrying amount of our deferred tax assets to determine if the valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be maintained. Consideration is given to various positive and negative evidence that may affect the realization of the deferred tax assets.

In evaluating available evidence to establish and then maintain such an allowance, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. In particular, additional scrutiny must be given to deferred tax assets of an entity that has incurred pre-tax losses during the three most recent years. Our evaluation is based on current tax laws as well as management's expectations of future performance. Furthermore, on January 30, 2009, we incurred a change in control within the meaning of Section 382 of the Internal Revenue Code. As a result, federal tax law places an annual limitation on the use of our net operation loss carry forwards that existed at the time of the change in control and resulted in an annual limitation of approximately $17.4 million on the amount of our net operating loss carry forward that may be used. At December 31, 2012, $175.6 million of our total net operating loss carry forwards of $712.6 million is subject to this limitation.

Valuation of DOJ Litigation Settlement. We elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement. The executed settlement agreement with the DOJ establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability. We elected the fair value election as of December 31, 2011, the date we first recognized the financial instrument in our financial statements.

We value our contractual obligation to pay utilizing a discounted cash flow model that incorporates our current estimate of the most likely timing and amount of the cash flows necessary to satisfy the obligation. These cash flow estimates are reflective of our detailed financial and operating projections for the next three years, as well as more general earnings and capital assumptions for subsequent periods. At December 31, 2012, we discounted the cash flows using a 14.9 percent discount rate that is inclusive of the risk free rate based on the expected duration of the liability and an adjustment for nonperformance risk that represents our own credit risk. The recorded liability, at fair value, represents the present value of these estimated cash flows and is included in “other liabilities” on the Consolidated Financial Statements. We will estimate the fair value of this liability at each measurement date and record any changes in that estimate, as well as the effect of the accretion of the face amount of the liability, during the period in which these changes occur. See Note 4 of the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for additional information on the valuation of the litigation settlement.

Level 3 Financial Instruments. Level 3 valuations are based upon financial models using primarily unobservable inputs. These unobservable inputs reflect estimates of assumptions market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances, which might include our financial data such as internally developed pricing models and discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment. Fair value measurement and disclosure guidance differentiates between those assets and liabilities required to be carried at fair value at every reporting period ("recurring") and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances ("non-recurring").

At December 31, 2012 and December 31, 2011, Level 3 assets recorded at fair value on a recurring basis totaled $888.1 million and $946.7 million, or 6.3 percent and 7.0 percent of total assets, respectively, and consisted primarily of MSRs and mortgage rate lock commitments. At December 31, 2012 and December 31, 2011, there were $19.1 million and $18.3 million Level 3 liabilities recorded at fair value on a recurring basis, respectively, which consisted of the DOJ litigation discussed above.

At December 31, 2012 and December 31, 2011, Level 3 assets recorded at fair value on a non-recurring basis were $341.6 million and $505.1 million, respectively, and no Level 3 liabilities were recorded at fair value on a non-recurring basis. The Level 3 assets recorded at fair value on a non-recurring basis were 2.4 percent and 3.7 percent of total assets at December 31, 2012 and December 31, 2011, respectively, and consisted of residential first mortgage and commercial real estate impaired loans held-for-investment and repossessed assets.

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

As part of our ongoing risk assessment process, which remains focused on the impacts of the current economic environment and the related borrower repayment behavior on our credit performance, management continues to back test and validate the results of quantitative and qualitative modeling of the risk in loans held-for-investment portfolio in efforts to utilize the best quality information available. Such is consistent with the expectations of the Bank's primary regulator and a continuing evaluation of the performance dynamics within the mortgage industry. As a result of an analysis completed during the first quarter 2012, we made refinements to our allowance for loan loss methodology and related model. Such refinements included improved risk segmentation and quantitative analysis and modeling, and enhancements and alignment of the qualitative risk factors.

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

The following key refinements were made:

First, we utilized refined segmentation and more formal qualitative factors during the first quarter 2012, which resulted in an increase in the adjusted historical factors used to calculate the ASC Topic 450-20 allowance related to the consumer portfolio. Historically, we segmented the population of consumer loans held-for-investment ("LHFI") by product type and by delinquency status for purposes of estimating an adequate allowance for loan losses. Management performed a thorough analysis of the largest product type, residential first mortgage loans, to assess the relative reliability of its risk segmentation in connection with the ability to detect losses inherent in the portfolio, and determined that there was a higher correlation of loan losses to loan-to-value ("LTV") ratios than to delinquency status. As a result, management refined its process to use LTV segmentation, rather than product and delinquency segmentation, as the more appropriate consumer residential loan characteristic in determining the related allowance for loan losses.

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

Second, to allow us the appropriate amount of time to analyze portfolio statistics and allow for the appropriate validation of the reasonableness of the new qualitative factors, management adjusted the historical look back period for loss rates to lag a quarter (as compared to the previous practice of a month).

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

Fourth, as a result of these refinements (in addition to the refinements noted below), potential losses that may not be reflected in our model assumptions are now captured through the refinements surrounding the qualitative factor adjustments discussed above. Management expects to review these models on an ongoing basis and update them as appropriate to reflect then-current industry conditions, heightened access to enhanced loss data, and refinements based upon continuous back testing of the allowance for loan losses model.

Lastly, part of the increase in allowance for loan losses was a result of the TDR refinement. Historically, we performed impairment analysis on TDRs by using the discounted cash flows method on a portfolio or pooled approach when the TDRs were not deemed collateral dependent. During the fourth quarter 2011, management adopted a strategic focus that improved loss mitigation processes so that we could continue the rate of loan modifications and other loss mitigation activities. Due to the emphasis on loss mitigation activities, management implemented new practices relating to "new" TDRs (loans that were designated TDRs generally beginning on or after October 1, 2011) to capture the necessary data to perform the impairment analysis on a portfolio level. Such data was not previously available and currently continues to not be available for loans designated as TDRs prior to September 30, 2011. This data is now being captured in part due to our loan servicing system conversion in late 2011. As such, for a significant percentage of "new" TDRs, management was able to perform the impairment calculation on a portfolio basis. Given data constraints the "old" TDR portfolio as of December 31, 2011, is still utilizing the pooled approach. Management expects to continue to refine this process for operational efficiency purposes that will allow for periodic review and updates of impairment data of all TDRs grouped by similar risk characteristics.

During the year ended December 31, 2012, we identified certain loans within the consumer portfolio that met the OCC definition of "collateral dependent" because the borrowers had not reaffirmed their debt discharged in the borrowers Chapter 7 bankruptcy filing. The bankruptcy court’s discharge of the borrower’s debt is considered a concession when the discharged debt is not reaffirmed, and as such, the loans were classified as TDRs, placed on non-performing status, and written down to collateral value, less anticipated selling costs. Previously, we recorded the charge-off when the loan reached 60-days past due and did not classify these loans as TDRs. Many of these loans were current, with many borrowers having paid according to the contractual terms for several years. Our adoption of this change pursuant to the June 2012 OCC guidance increased net charge-offs by $20.8 million, non-performing loans by $43.7 million, and TDRs by $20.0 million in the residential first mortgage, second mortgage, and HELOC loan portfolios.

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

During late 2011 and throughout 2012, we continued to see an increase in demand request activity from mortgage investors. As a result of the increased demand request activity and communications with mortgage investors, we reviewed as part of the quarterly review of accounting estimates the representation and warranty reserve methodology to more effectively incorporate the most recent observable data and trends. This is consistent with the improved risk segmentation and qualitative analysis and modeling performed for other similar reserve estimates, and consistent with expectations of the Bank's primary regulator and the continuing evaluation of the performance dynamics within the mortgage industry. We enhanced our first quarter 2012 methodology and related model refines previous estimates by adding granularity to the model by segmenting the sold portfolio by vintage years and investor to assign assumptions specific to each segment. Key assumptions in the model include investor audits, demand requests, appeal loss rates, loss severity, and recoveries.

We routinely obtain information from the GSEs regarding the historical trends of demand requests, and occasionally obtain information on anticipated future loan reviews and potential repurchase demand projections. We believe this information provides helpful but limited insight in anticipating GSE behavior, thus helping to better estimate future repurchase requests and validate representation and warranty assumptions. Estimating the balance of the representation and warranty reserve involves using assumptions regarding future repurchase request volumes, expected loss severity on these requests and claims appeal success rates. Notwithstanding the information obtained from the GSEs, the assumptions used to estimate the representation and warranty reserve contain a level of uncertainty and risk that could have a material impact on the representation and warranty reserve balance if they differ from actual results. To assess the sensitivity of the representation and warranty reserve model to adverse changes, management periodically runs a sensitivity analysis using its reserve model by assuming hypothetical increases in the level of repurchase volume.

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

Accrual for Pending and Threatened Litigation

We and certain subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. On at least a quarterly basis, we assess the liabilities and loss contingencies in connection with pending or threatened legal proceedings utilizing the latest information available. In accordance with ASC Topic 450 (formerly SFAS 5), we establish reserves for legal claims and regulatory matters when we believe it is probable that a loss may be incurred and that the amount of such loss can be reasonably estimated. Once established, litigation accruals are adjusted from time to time, as appropriate, in light of additional information. Resolution of legal claims are inherently dependent on the specific facts and circumstances of each specific case, and therefore the actual costs of resolving these claims may be substantially higher or lower than the amounts accrued. Refer to Note 29 of the Notes to Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein for a further discussion of legal proceedings, contingencies and commitments.

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

Non-GAAP financial measures have inherent limitations, which are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious with respect to the use of such measures. To mitigate these limitations, we have practices in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that our performance is properly reflected to facilitate consistent period-to-period comparisons. Although we believe the non-GAAP financial measures disclosed in this report enhance investors' understanding of our business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for those financial measures prepared in accordance with GAAP.

Pre-tax pre-credit-cost income. Pre-tax pre-credit-cost income, as defined by our management, represents net income before taxes, and excludes credit related expenses (defined by management as provision for loan losses, asset resolution expense, other than temporary impairment, representation and warranty reserve provision, write down of residual and transferors' interest and reserve increases for our reinsurance subsidiary). While these items represent an integral part of our banking operations, in each case, the excluded items are items that management believes are particularly impacted or increased due to economic stress or significant changes in the credit cycle and are therefore likely to make it more difficult to understand our underlying performance trends and our ability to generate income from our Community Banking and Mortgage Banking segments. Net interest income, non-interest income and non-interest expense are all calculated in accordance with GAAP and are presented in the Consolidated Statements of Operations. Net income is adjusted only for the specific items listed above in the calculation of pre-tax pre-credit-cost income, and these adjustments represent the excluded items in their entirety for each period presented to better facilitate period to period comparisons.

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

Efficiency ratio and efficiency ratio (credit-adjusted). The efficiency ratio, which generally measures the productivity of a bank, is calculated as non-interest expense divided by total operating income. Total operating income includes net interest income and total non-interest income. Management utilizes the efficiency ratio to monitor its own productivity and believes the ratio provides investors with a meaningful tool to monitor period to period productivity trends.

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

The following table displays the calculation for the past five years of these non-GAAP measures.

	Non-GAAP Reconciliation
	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Pre-tax, pre-credit-cost income
Income (loss) before tax provision	$52,731	$(180,722)	$(372,709)	$(411,670)	$(423,367)
Add back
Provision for loan losses	276,047	176,931	426,353	504,370	343,963
Asset resolution	91,349	128,313	161,326	104,118	46,232
Other than temporary impairment on available-for-sale investments	2,192	24,039	4,991	20,747	62,371
Representation and warranty reserve - change in estimate	256,289	150,055	61,523	75,627	17,003
Write down of transferor interest	2,552	5,673	7,847	82,867	24,648
Reserve increase for reinsurance	—	—	432	24,846	14,919
Total credit-related-costs	628,429	485,011	662,472	812,575	509,136
Pre-tax, pre-credit-cost income	$681,160	$304,289	$289,763	$400,905	$85,769

Efficiency ratio (credit-adjusted)
Net interest income (a)	$297,231	$245,373	$210,663	$219,067	$222,151
Non-interest income (b)	1,021,242	385,516	453,680	523,286	130,497
Representation and warranty reserve-change in estimate (c)	256,289	150,055	61,523	75,627	17,003
Adjusted income	$1,574,762	$780,944	$725,866	$817,980	$369,651
Non-interest expense (d)	989,695	634,680	610,699	679,653	432,053
Asset resolution expense (e)	(91,349)	(128,313)	(161,322)	(104,118)	(46,232)
Adjusted non-interest expense	$898,346	$506,367	$449,377	$575,535	$385,821
Efficiency ratio (d/(a+b)) (1)	75.1%	100.6%	91.9%	91.6%	122.5%
Efficiency ratio (credit-adjusted) ((d-e)/(a+b+c)) (1)	57.0%	64.8%	61.9%	70.4%	104.4%

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-performing assets / Tier 1 capital + allowance for loan losses
Non-performing assets	$520,557	$603,082	$497,973	$1,294,301	$848,052
Tier 1 capital (to adjusted total assets) (2)	1,295,841	1,215,220	1,306,104	866,384	702,819
Allowance for loan losses	305,000	318,000	274,000	524,000	376,000
Tier 1 capital + allowance for loan losses	$1,600,841	$1,533,220	$1,580,104	$1,390,384	$1,078,819
Non-performing assets / Tier 1 capital + allowance for loan losses	32.5%	39.3%	31.5%	93.1%	78.6%

(1)
Ratios include expenses related to the legal accruals for pending and threatened litigation, including amounts paid in anticipation of a future settlement, of $188.5 million and $229.9 million during the three months and year ended December 31, 2012, respectively.

(2)	Represents Tier 1 capital for the Bank.

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

The following table is a summary of the changes in our NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off‑balance sheet instruments. The interest rate scenarios presented in the table include interest rates at December 31, 2012 and December 31, 2011 and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at December 31, 2012 and December 31, 2011, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this "natural business hedge" historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the NPV framework. Further, there can be no assurance that this natural business hedge would positively affect the NPV in the same manner and to the same extent as in the past.

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

December 31, 2012					December 31, 2011
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change
(Dollars in thousands)
300	$1,006	7.5%	$(223)	(18.1)%	300	$896	7.0%	$(184)	(17.0)%
200	$1,139	8.4%	$(91)	(7.4)%	200	$1,004	7.6%	$(76)	(7.0)%
100	$1,228	8.9%	$(2)	—%	100	$1,082	8.1%	$1	0.1%
Current	$1,230	8.8%	$—	—%	Current	$1,080	8.0%	$—	—%
(100)	$1,150	8.3%	$(80)	(6.5)%	(100)	$964	7.1%	$(116)	(10.7)%

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

March 5, 2013

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

The Consolidated Statements of Financial Condition as of December 31, 2012 and December 31, 2011 and the related Statements of Operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 included in this document have been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm. All audits were conducted using standards of the Public Company Accounting Oversight Board (United States) and the independent registered public accounting firms’ reports and consents are included herein.

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

/s/ Michael J. Tierney
Michael J. Tierney
President and Chief Executive Officer

/s/ Paul D. Borja
Paul D. Borja
Executive Vice-President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders

Flagstar Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flagstar Bancorp Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Flagstar Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Baker Tilly Virchow Krause, LLP
Southfield, Michigan
March 5, 2013

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	At December 31,
	2012	2011
Assets
Cash and cash items	$38,070	$49,715
Interest-earning deposits	914,723	681,343
Cash and cash equivalents	952,793	731,058
Securities classified as trading	170,086	313,383
Securities classified as available-for-sale	184,445	481,352
Loans held-for-sale ($2,865,696 and $1,629,618 at fair value at December 31, 2012 and 2011,respectively)	3,939,720	1,800,885
Loans repurchased with government guarantees	1,841,342	1,899,267
Loans held-for-investment ($20,219 and $22,651 at fair value at December 31, 2012 and 2011, respectively)	5,438,101	7,038,587
Less: allowance for loan losses	(305,000)	(318,000)
Loans held-for-investment, net	5,133,101	6,720,587
Total interest-earning assets	12,183,417	11,896,817
Accrued interest receivable	91,992	105,200
Repossessed assets, net	120,732	114,715
Federal Home Loan Bank stock	301,737	301,737
Premises and equipment, net	219,059	203,578
Mortgage servicing rights at fair value	710,791	510,475
Other assets	416,214	455,236
Total assets	$14,082,012	$13,637,473
Liabilities and Stockholders’ Equity
Deposits	$8,294,295	$7,689,988
Federal Home Loan Bank advances	3,180,000	3,953,000
Long-term debt	247,435	248,585
Total interest-bearing liabilities	11,721,730	11,891,573
Accrued interest payable	13,420	8,723
Representation and warranty reserve	193,000	120,000
Other liabilities ($19,100 and $18,300 at fair value at December 31, 2012 and 2011, respectively)	994,500	537,461
Total liabilities	12,922,650	12,557,757
Commitments and Contingencies — Note 29	—	—
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding at December 31, 2012 and 2011, respectively	260,390	254,732
Common stock $0.01 par value, 70,000,000 shares authorized; 55,863,053 and 55,577,564 shares issued and outstanding at December 31, 2012 and 2011, respectively (1)	559	556
Additional paid in capital (1)	1,476,569	1,471,463
Accumulated other comprehensive loss	(1,658)	(7,819)
Accumulated deficit	(576,498)	(639,216)
Total stockholders’ equity	1,159,362	1,079,716
Total liabilities and stockholders’ equity	$14,082,012	$13,637,473

(1)	Restated for a one-for-ten reverse stock split announced September 27, 2012 and began trading on October 11, 2012.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Interest Income
Loans	$456,141	$427,022	$474,769
Securities classified as available-for-sale or trading	22,609	35,602	55,832
Interest-bearing deposits and other	2,220	2,785	2,180
Total interest income	480,970	465,409	532,781
Interest Expense
Deposits	70,143	95,546	154,692
FHLB advances	106,625	117,963	154,964
Security repurchase agreements	—	—	2,750
Other	6,971	6,527	9,712
Total interest expense	183,739	220,036	322,118
Net interest income	297,231	245,373	210,663
Provision for loan losses	276,047	176,931	426,353
Net interest income (expense) after provision for loan losses	21,184	68,442	(215,690)
Non-Interest Income
Loan fees and charges	142,908	77,843	89,535
Deposit fees and charges	20,370	29,629	32,181
Loan administration	100,007	94,604	12,679
(Loss) gain on trading securities	(2,011)	21,088	76,529
Loss on transferor’s interest	(2,552)	(5,673)	(7,847)
Net gain on loan sales	990,898	300,789	296,965
Net loss on sales of mortgage servicing rights	(12,319)	(7,903)	(6,977)
Net gain on securities available-for-sale	2,636	—	6,689
Net gain on sale of assets	—	22,676	—
Total other-than-temporary impairment gain (loss)	2,810	(30,456)	43,600
(Loss) gain recognized in other comprehensive income before taxes	(5,002)	6,417	(48,591)
Net impairment losses recognized in earnings	(2,192)	(24,039)	(4,991)
Representation and warranty reserve — change in estimate	(256,289)	(150,055)	(61,523)
Other fees and charges, net	39,786	26,557	20,440
Total non-interest income	1,021,242	385,516	453,680
Non-Interest Expense
Compensation and benefits	270,859	224,708	199,410
Commissions	75,345	39,348	38,545
Occupancy and equipment	73,674	70,117	65,284
Asset resolution	91,349	128,313	161,326
Federal insurance premiums	49,273	41,581	37,389
Other taxes	4,219	2,784	3,178
Loss on extinguishment of debt	15,246	—	20,826
Warrant expense (income)	8,935	(6,889)	4,189
Loan processing expense	56,070	30,293	22,041
Legal and professional expense	300,523	65,534	14,685
General and administrative	44,202	38,891	43,826
Total non-interest expense	989,695	634,680	610,699

Flagstar Bancorp, Inc.
Consolidated Statements of Operations - continued
(In thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Income (loss) before federal income taxes	52,731	(180,722)	(372,709)
(Benefit) provision for federal income taxes	(15,645)	1,056	2,104
Net Income (Loss)	68,376	(181,778)	(374,813)
Preferred stock dividend/accretion (1)	(5,658)	(17,165)	(18,748)
Net income (loss) applicable to common stock	$62,718	$(198,943)	$(393,561)
Income (loss) per share
Basic (2)	$0.88	$(3.62)	$(24.36)
Diluted (2)	$0.87	$(3.62)	$(24.36)

(1)
The preferred stock dividend/accretion for the year ended December 31, 2012, respectively, represents only the accretion. On January 27, 2012, the Company elected to defer payment of dividends and interest on the dividends.

(2)	Restated for a one-for-ten reverse stock split announced September 27, 2012 and began trading on October 11, 2012.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net income (loss)	$68,376	$(181,778)	$(374,813)
Other comprehensive income (loss), before tax
Securities available-for-sale
Change in net unrealized loss on sale of securities available-for-sale	26,485	(15,693)	33,796
Reclassification of gain on sale of securities available-for-sale	(2,636)	—	(6,689)
Additions for the amount related to the credit loss for which an OTTI impairment was not previously recognized	2,192	24,039	4,991
Total securities available-for-sale	26,041	8,346	32,098
Other comprehensive income, before tax	26,041	8,346	32,098
Deferred tax benefit related to other comprehensive income resulting from non-agency CMO securities sales	(19,880)	—	—
Other comprehensive income, net of tax	6,161	8,346	32,098

Comprehensive income (loss)	$74,537	$(173,432)	$(342,715)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2009	$243,781	$47	$447,871	$(48,263)	$(46,712)	596,724
Net loss	—	—	—	—	(374,813)	(374,813)
Total other comprehensive income	—	—	—	32,098	—	32,098
Issuance of preferred stock	—	142	274,842	—	—	274,984
Conversion of preferred stock	—	(142)	(274,842)	—	—	(274,984)
Issuance of common stock (1)	—	506	1,012,121	—	—	1,012,627
Restricted stock issued (1)	—	—	(12)	—	—	(12)
Dividends on preferred stock	—	—	—	—	(13,334)	(13,334)
Accretion of preferred stock	5,415	—	—	—	(5,415)	—
Stock-based compensation (1)	—	—	6,373	—	—	6,373
Balance at December 31, 2010	$249,196	$553	$1,466,353	$(16,165)	$(440,274)	$1,259,663
Net loss	—	—	—	—	(181,778)	(181,778)
Total other comprehensive income	—	—	—	8,346	—	8,346
Restricted stock issued (1)	—	1	(1)	—	—	—
Dividends on preferred stock	—	—	—	—	(11,628)	(11,628)
Accretion of preferred stock	5,536	—	—	—	(5,536)	—
Stock-based compensation (1)	—	2	5,111	—	—	5,113
Balance at December 31, 2011	$254,732	$556	$1,471,463	$(7,819)	$(639,216)	$1,079,716
Net income	—	—	—	—	68,376	68,376
Total other comprehensive income	—	—	—	6,161	—	6,161
Restricted stock issued (1)	—	1	(1)	—	—	—
Accretion of preferred stock (2)	5,658	—	—	—	(5,658)	—
Stock-based compensation (1)	—	2	5,107	—	—	5,109
Balance at December 31, 2012	$260,390	$559	$1,476,569	$(1,658)	$(576,498)	$1,159,362

(1)	Restated for a one-for-ten reverse stock split announced September 27, 2012 and began trading on October 11, 2012.

(2)
The preferred stock dividend/accretion for the year ended December 31, 2012, respectively, represents only the accretion. On January 27, 2012, the Company elected to defer payment of dividends and interest on the dividends.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Operating Activities
Net income (loss)	$68,376	$(181,778)	$(374,813)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities
Provision for loan losses	276,047	176,931	426,353
Depreciation and amortization	20,206	15,879	18,298
Increase in valuation allowance on mortgage servicing rights	—	—	961
Loss on fair value of mortgage servicing rights	195,821	235,820	172,267
Stock-based compensation expense	5,109	5,113	6,374
Net gain on sale of Indiana and Georgia retail bank franchises	—	(21,379)	—
Gain on interest rate swap	—	—	(747)
Net (gain) loss on the sale of assets	(11,142)	(6,000)	4,722
Net gain on loan sales	(990,898)	(300,789)	(296,965)
Net loss on sales of mortgage servicing rights	12,319	7,903	6,977
Net gain on securities classified as available-for-sale	(2,636)	—	(6,689)
Other than temporary impairment losses on securities classified as available-for-sale	2,192	24,039	4,991
Net loss (gain) on trading securities	2,011	(21,088)	(76,529)
Net loss on transferor interest	2,552	5,673	7,847
Proceeds from sales of loans held-for-sale	56,925,075	28,115,255	27,328,599
Origination and repurchase of mortgage loans held-for-sale, net of principal repayments	(57,426,828)	(27,169,191)	(27,740,251)
Decrease (increase) in repurchase of mortgage loans with government guarantees, net of claims received	57,925	(224,515)	(870,311)
Purchase of trading securities	—	(131,746)	(899,011)
Decrease (increase) in accrued interest receivable	13,208	(21,307)	(17,099)
Proceeds from sales of trading securities	141,220	—	1,143,279
Decrease (increase) in other assets	38,322	(75,813)	125,479
Increase (decrease) in accrued interest payable	4,697	(3,390)	(13,121)
Increase (decrease) liability for checks issued	(1,385)	7,353	(11,692)
Increase (decrease) in payable for mortgage repurchase option	(44,850)	5,190	112,037
Representation and warranty reserve - change in estimate	256,289	150,055	61,523
Net charge-offs in representation and warranty reserve	(207,699)	(118,448)	(83,323)
Increase in other liabilities	274,254	117,902	7,544
Net cash (used in) provided by operating activities	(389,815)	591,669	(963,300)
Investing Activities
Net change in other investments	—	—	15,601
Proceeds from the sale of investment securities available-for-sale	233,902	—	445,445
Net (purchase) repayment of investment securities available-for-sale	68,645	(22,258)	(94,074)
Net change from sales of loans held-for-investment	(1,158,461)	(70,971)	(496,277)
Origination of portfolio loans, net of principal repayments	1,228,948	(988,200)	716,622
Redemption of Federal Home Loan Bank stock	—	35,453	36,253
Proceeds from the disposition of repossessed assets	85,362	119,633	229,271
Acquisitions of premises and equipment, net of proceeds	(34,673)	13,439	(10,820)

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Proceeds from the sale of mortgage servicing rights	128,119	80,392	131,024
Net proceeds from sale of Indiana and Georgia retail bank franchises	—	(651,649)	—
Net cash provided by (used in) investing activities	551,842	(1,484,161)	973,045
Financing Activities
Net increase (decrease) in deposit accounts	604,307	364,065	(780,370)
Net decrease in security repurchase agreements	—	—	(108,000)
Net (decrease) increase in Federal Home Loan Bank advances	(773,000)	227,917	(174,917)
Payment on other long-term debt	(1,150)	(25)	(25)
Net receipt (disbursement) of payments of loans serviced for others	216,108	81,913	(12,285)
Net receipt (disbursement) of escrow payments	13,443	7,774	(12,397)
Dividends paid to preferred stockholders	—	(11,628)	(13,333)
Issuance of preferred stock	—	—	274,984
Issuance of common stock	—	—	687,643
Net cash provided by (used in) financing activities	59,708	670,016	(138,700)
Net increase (decrease) in cash and cash equivalents	221,735	(222,476)	(128,955)
Beginning cash and cash equivalents	731,058	953,534	1,082,489
Ending cash and cash equivalents	$952,793	$731,058	$953,534
Supplemental disclosure of cash flow information
Loans held-for-investment transferred to repossessed assets	$369,267	$211,519	$557,036
Total interest payments made on deposits and other borrowings	$179,043	$224,278	$335,238
Federal income taxes paid	$1,540	$—	$1,794
Reclassification of loans originated for portfolio to loans held-for-sale	$1,220,231	$87,704	$499,942
Reclassification of mortgage loans originated held-for-sale then transferred to portfolio loans	$61,770	$16,733	$90,746
Mortgage servicing rights resulting from sale or securitization of loans	$535,875	$254,824	$239,395
Conversion of mandatory convertible non-cumulative perpetual preferred stock to common stock	$—	$—	$274,984
Conversion of convertible trust securities to common stock	$—	$—	$50,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 1 — Nature of Business

Flagstar Bancorp, Inc. ("Flagstar" or the "Company"), is the holding company for Flagstar Bank, FSB (the "Bank") and is a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At December 31, 2012, our total assets were $14.1 billion in assets, making us the largest bank headquartered in Michigan and one of the top 10 largest savings banks in the United States.

The Company offers a range of products and services to consumers, businesses, and homeowners. The Company currently operates 111 bank branches in Michigan and 31 home lending centers in 14 states. The Company originates loans nationwide and is among the top ten leading originators of residential first mortgage loans in the United States. The Company also offers consumer products including deposit accounts, standard and jumbo home loans, home equity lines of credit ("HELOC"), and personal loans, including auto and boat loans. The Company also offers commercial loans and treasury management services. Commercial products include deposit and sweep accounts, telephone banking, term loans and lines of credit, lease financing, government banking products and treasury management services such as remote deposit and merchant services.

The Company sells or securitizes most of the residential mortgage loans that it originates and generally retains the right to service the mortgage loans that it sells. These mortgage-servicing rights ("MSRs") are occasionally sold by the Company in transactions separate from the sale of the underlying mortgages. The Company has, from time to time, retained certain loan originations in the held-for-investment portfolio, although the Company has sold substantially all of its originations for the past several years.

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

Note 2 — Business Developments

Reverse Stock Split

The Company's board of directors authorized a one-for-ten reverse stock split on September 24, 2012 following the annual meeting of stockholders at which the reverse stock split was approved by its stockholders. The common stock began trading on a post-split basis on October 11, 2012. Unless noted otherwise, all share-related amounts herein reflect the one-for-ten reverse stock split.

In connection with the reverse stock split, stockholders received one new share of common stock for every ten shares held at the effective time. The reverse stock split reduced the number of shares of outstanding common stock from approximately 558.3 million to 55.8 million. The number of authorized shares of common stock was reduced from 700 million to 70 million. Proportional adjustments were made to the Company's outstanding options, warrants and other securities entitling their holders to purchase or receive shares of common stock. In lieu of fractional shares, stockholders received cash payments for fractional shares that were determined on the basis of the common stock's closing price on October 9, 2012, adjusted for the reverse stock split. The reverse stock split did not negatively affect any of the rights that accrue to holders of the Company's outstanding options, warrants and other securities entitling their holders to purchase or receive shares of common stock, except to adjust the number of shares relating thereto accordingly. For further information, see Note 22 and Note 23 of the Notes to the Consolidated Financial Statements, herein.

Commercial Loan Sale

Effective December 31, 2012, the Bank entered into a definitive Transaction Purchase and Sale Agreement (the "CIT Agreement") with CIT Bank, the wholly-owned U.S. commercial bank subsidiary of CIT Group Inc. ("CIT"). Under the terms of the CIT Agreement, CIT will acquire $1.3 billion in commercial loan commitments, $784.3 million of which were currently outstanding at December 31, 2012. The loans sold consist primarily of asset-based loans, equipment leases and commercial real estate loans. The sale resulted in a reversal of $12.6 million in loan loss reserves associated with such loans and which the reversal was recognized at December 31, 2012. The Company expects that the total purchase price for the portfolio will be approximately

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

$779.2 million and that a majority of the assets will be sold during the first quarter of 2013. Through March 1, 2013, the Company has sold $573.2 million of these loans to CIT.

Effective February 5, 2013, the Bank entered into a definitive Asset and Portfolio Purchase and Sale Agreement (the "Customers Agreement") with Customers Bank ("Customers") located in Wyomissing, Pennsylvania. Under the terms of the Customers Agreement, Customers will acquire $187.6 million in commercial loan commitments, $150.9 million of which were outstanding at December 31, 2012. The loans sold consist primarily of commercial and industrial loans. The Company expects that the total purchase price for the portfolio will be approximately $148.5 million and that a majority of the assets will be transferred during the first quarter 2013.

At December 31, 2012, the loans sold to CIT and to Customers, pursuant to these respective agreements note above, were transferred from the loans held-for-investment portfolio to the loans held-for-sale portfolio.

Assured Litigation

On February 5, 2013, the United States District Court for the Southern District of New York (the "Court") issued a decision in the lawsuit filed by Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. ("Assured"). The Court granted judgment in favor of Assured on its claims for breach of contract against the Bank in the amount of $89.2 million plus contractual interest and attorneys’ fees and costs.

Following the Court’s decision in the Assured case, the Company increased the accrual for pending and threatened litigation, which resulted in a decrease in net income of $161.0 million, or $2.87 per share (diluted), for the year ended December 31, 2012. The total amount accrued for pending and threatened litigation, including amounts paid in anticipation of future settlements, was increased to approximately $244.6 million at December 31, 2012. Included in this reserve are amounts for the Court's decision regarding Assured and for the lawsuit that the MBIA Insurance Corporation filed against the Bank on January 11, 2013, along with other pending litigation. The litigation accrual is recorded in "legal and professional expense" on the Consolidated Statement of Operations and in "other liabilities" on the Consolidated Statements of Financial Condition. See Note 29 of the Notes to the Consolidated Financial Statements, herein.

Management Change

On October 1, 2012, the Company announced that it and the Bank's respective boards of directors appointed Michael J. Tierney to serve as the Company's President, effective immediately, and as the Company and the Bank's Chief Executive Officer, effective November 1, 2012, in each case subject to receipt of non-objection from the Federal Reserve, the Company's primary regulator, and the OCC, the Bank's primary regulator. Mr. Tierney also was appointed to the board of directors of the Company and to the board of directors of the Bank, subject to receipt of Federal Reserve and OCC non-objections. The Company has received non-objection from the Federal Reserve for Mr. Tierney to serve as President and Chief Executive Officer and a member of board of directors of the Company, and the Bank has received OCC approval for Mr. Tierney to serve on an interim basis as the Bank's President and Chief Executive Officer and a member of its board of directors. The Company also announced that John D. Lewis, Managing Director of Donnelly Penman & Partners and former Vice Chairman of Comerica Bank, was appointed to the Company's board of directors and to the board of directors of the Bank, to serve as the Non-Executive Chairman of each of the boards of directors, in each case subject to receipt of regulatory non-objection. The Company has received non-objection from the Federal Reserve and the OCC for Mr. Lewis to serve as Non-Executive Chairman.

Effective December 18, 2012, the Company and the Bank's boards of directors appointed Alessandro DiNello as the President of the Bank and as the Company and the Bank's Chief Administrative Officer, subject to receipt of Federal Reserve and OCC non-objection, requests for which are pending. In addition, the Bank's boards of directors appointed Matthew A. Kerin as the President of the Bank's Mortgage Banking Division, subject to receipt of OCC non-objection. The Bank has received OCC non-objection for Mr. Kerin to serve as President of the Bank's Mortgage Banking Division.

Consent Order

Effective October 23, 2012, the Bank's board of directors executed a Stipulation and Consent (the "Stipulation"), accepting the issuance of a Consent Order (the "Consent Order") by the OCC. The Consent Order replaces the supervisory agreement entered into between the Bank and the Office of Thrift Supervision (the "OTS") on January 27, 2010. The Company is still subject to a supervisory agreement, dated January 27, 2010, with the Federal Reserve. The OCC terminated the supervisory agreement simultaneous with issuance of the Consent Order.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Under the terms of the Consent Order, the Bank's board of directors has agreed to, among other things, take the following actions:

•
forward to the OCC a written capital plan covering at least a three-year period and establishing projections for the Bank's overall risk profile, earnings performance, growth expectations, balance sheet mix, off-balance sheet activities, liability and funding structure, capital and liquidity adequacy, as well as a contingency capital funding process and plan that identifies alternative capital sources should the primary sources not be available, and at least annually thereafter, review, revise and resubmit the written capital plan;

•
review, revise, adopt and forward to the OCC written policies and procedures for maintaining an adequate allowance for loan and lease losses in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP");

•	review, revise, adopt and forward to the OCC written policies and procedures for maintaining an adequate representation and warranty reserve in accordance with U.S. GAAP;

•	adopt and forward to the OCC a comprehensive written liquidity risk management policy that systematically requires the Bank to reduce liquidity risk;

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

•	establish, adopt, and forward to the OCC written policies and procedures designed to identify, measure, monitor, and control risks associated with the Bank's credit concentrations;

•
review, revise, and ensure Bank adherence to the Bank's written Bank Secrecy Act/Anti-Money Laundering ("BSA/AML") Risk Assessment to ensure BSA/AML risks posed to the Bank are accurately identified after consideration of all pertinent information;

•
review, revise, and ensure Bank adherence to the Bank's written program of policies and procedures adopted in accordance with the Bank Secrecy Act ("BSA"), which shall include the production of periodic reports designed to identify, monitor, and evaluate unusual or suspicious activity;

•	update the status of its plan and timeline for the implementation of enhanced BSA/AML internal controls and shall forward a copy of the plan and timeline to the OCC;

•
review, revise, and ensure Bank adherence to its risk-based processes to obtain and analyze appropriate information from its customer due diligence program, both at the time of account opening and on an ongoing basis, in order to effectively monitor for, and investigate, suspicious or unusual activity;

•	review, revise, and ensure Bank adherence to its BSA independent testing program;

•
adopt and forward to the OCC a written program to improve the Bank's compliance management process, which the Bank's board of directors shall implement and ensure compliance with following the OCC's determination of non-objection;

•
adopt, implement, and ensure Bank adherence to (i) written Flood Disaster Protection Act ("FDPA") policies and procedures detailing a coordinated program to ensure Bank compliance with the FDPA, and (ii) a comprehensive FDPA training program for all applicable lending staff to ensure awareness of their FDPA compliance responsibilities; and

•
adopt and forward to the OCC a comprehensive written business continuity plan, which the Bank's board of directors shall implement and ensure compliance with following the OCC's determination of non-objection.

Each of the plans, policies and procedures referenced above in the Consent Order, as well as any subsequent amendments or changes thereto, must be submitted to the OCC for a determination that the OCC has no supervisory objection to them. Upon receiving a determination of no supervisory objection from the OCC, the Bank must implement and adhere to the respective plan, policy or procedure.

The Consent Order also requires the Bank to establish a Compliance Committee to oversee adherence to the provisions of the Consent Order. The Bank's board of directors has re-designated the Company's existing Regulatory Oversight Committee as the Compliance Committee. The current members of the Compliance Committee are Jay J. Hansen, David J. Matlin, Peter Schoels and David L. Treadwell. The Compliance Committee is responsible for monitoring and coordinating adherence to the provisions of the Consent Order. The Bank's board of directors has appointed John D. Lewis to serve as the Chairman of the

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Compliance Committee, replacing Mr. Treadwell. In addition, the Company appointed Peter Schoels to serve as Vice Chairman of the Compliance Committee. Mr. Schoels became a director of the Bank effective October 5, 2012.

The Bank intends to address the banking issues identified by the OCC in the manner and within the time periods required for compliance by the OCC, as the OCC may extend one or more of those time frames from time to time. There can be no assurance that the OCC will not provide substantive comments on the capital plan or other submissions that the Bank makes pursuant to the Consent Order that will have a material impact on the Company. The Company believes that compliance with the Consent Order should, over time, improve its enterprise risk management practices and risk profile

Supervisory Agreement

The Company is subject to a supervisory agreement, dated January 27, 2010, with the Federal Reserve, as a successor regulator to the OTS (the "Supervisory Agreement"). The Supervisory Agreement will remain in effect until terminated, modified, or suspended in writing by the Federal Reserve, and the failure to comply with the Supervisory Agreement could result in the initiation of further enforcement action by the Federal Reserve, including the imposition of further operating restrictions, and could result in additional enforcement actions against the Company. The Company has taken actions which it believes are appropriate to comply with, and intends to maintain compliance with, all of the requirements of the Supervisory Agreement.

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

The Company addressed the banking issues identified by the Federal Reserve in the manner and within the time periods required for compliance with the Supervisory Agreement.

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

The Additional Payments will occur if, and only if, each of the following events happen: the Company generates positive income for a sustained period, such that part or all of its Deferred Tax Asset ("DTA"), which has been offset by a valuation allowance (the "DTA Valuation Allowance"), is likely to be realized, as evidenced by the reversal of the DTA Valuation Allowance in accordance with accounting principles generally accepted in the U.S. GAAP; the Company is able to include capital derived from the reversal of the DTA Valuation Allowance in its Tier 1 capital; and the Company’s obligation to repay the $266.7 million in preferred stock held by the U.S. Treasury under the Troubled Asset Relief Program ("TARP") program has been either extinguished or excluded from Tier 1 capital for purposes of calculating the Tier 1 capital ratio as described in the paragraph below.

Upon the occurrence of each of the future events described above, and provided doing so would not violate any banking regulatory requirement or the OCC does not otherwise object, the Bank is required to begin making Additional Payments annually provided that (i) each annual payment would be equal to the lesser of $25 million or the portion of the Additional Payments that remains outstanding after deducting prior payments; and (ii) no obligation arises until the Bank’s call report as filed with the OCC, including any amendments thereto, for the period ending at least six months prior to the making of such Additional Payments, reflects a minimum Tier 1 capital ratio, after excluding any un-extinguished portion of TARP, of 11 percent (or higher ratio if required by regulators).

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The Bank made the $15.0 million payment during the second quarter 2012. At December 31, 2012 the liability was $19.1 million, which represents the estimated fair value of the $118.0 million Additional Payments. Future changes in the fair value of the Additional Payments could affect earnings in future quarters. At December 31, 2012 the Bank remained well-capitalized with a Tier 1 capital ratio of 9.26 percent. See Note 4 of the Notes to the Consolidated Financial Statements, herein, for the key assumptions used in valuing the litigation settlement.

Troubled Asset Relief Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as TARP) was enacted, and the U.S. Treasury injected capital into U.S. financial institutions. On January 30, 2009, the Company entered into a letter agreement including the securities purchase agreement with the U.S. Treasury pursuant to which, among other things, the Company sold to the U.S. Treasury preferred stock and warrants. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company's common stock, par value $0.01 per share (the "Common Stock"), are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. The preferred stock accrues cumulative dividends quarterly at a rate of 5 percent per annum until January 30, 2014, and 9 percent per annum thereafter.

On January 27, 2012, the Company provided notice to the U.S. Treasury exercising the Company's contractual right to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with participation in the TARP Capital Purchase Program. These payments will be periodically evaluated and reinstated when appropriate, subject to the provisions of the Company's supervisory agreement with the Federal Reserve. Concurrently, the Company also exercised contractual rights to defer interest payments with respect to its trust preferred securities.

On December 18, 2012, the U.S. Treasury announced its intention to auction the Company's preferred stock issued and outstanding under the TARP Capital Purchase Program during 2013. Through March 5, 2013, our preferred stock had not been auctioned and was still held by the U.S. Treasury.

Branch Sales

During the fourth quarter 2011, the Bank completed the sale of 27 banking centers in Georgia to PNC Bank, N.A., part of The PNC Financial Services Group, Inc. ("PNC") and 22 banking centers in Indiana to First Financial Bank, N.A. ("First Financial"). Management believed that the Company's presence in the Georgia and Indiana markets lacked market density and sufficient scale, and believes that these transactions are consistent with the strategic focus on the core Michigan banking market.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

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

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company has made significant estimates in a variety of areas, including but not limited to, valuation of certain financial instruments: inclusive of the DOJ litigation settlement, other litigation accruals including Assured and MBIA, the allowance for loan losses, the representation and warranty reserve, MSRs, derivatives, and other-than-temporary impairment ("OTTI") of securities. Actual results could materially differ from those estimates.

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

Recently Adopted Accounting Standards

On July 1, 2012, the Company adopted update to FASB Accounting Standards Codification ("ASC") Topic 360, "Property, Plant, and Equipment: Derecognition of in Substance Real Estate - a Scope Clarification" and applied the provisions prospectively. The guidance represents the consensus reached in Emerging Issues Task Force Issue No. 10-E, "Derecognition of in Substance Real Estate" and applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. The guidance provides that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. The adoption of the guidance did not have a material effect on the Company's Consolidated Financial Statements or the Notes thereto.

On January 1, 2012, the Company adopted the update to FASB ASC Topic 220, "Comprehensive Income" and applied the provisions retrospectively. Under the amended guidance, an entity had the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (loss) ("OCI") either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income (loss) to net income in the statement(s) where the components of net income and the components of other comprehensive income (loss) are presented. The adoption of the guidance did not have a material effect on the Company's Consolidated Financial Statements

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

or the Notes thereto. For further information concerning comprehensive income, refer to Consolidated Statements of Comprehensive Income (Loss) and Note 22 of the Notes to the Consolidated Financial Statements, herein.

On January 1, 2012, the Company prospectively adopted the update to FASB ASC Topic 820, "Fair Value Measurement." The amended guidance did not modify the requirements for when fair value measurements apply, rather it generally represents clarifications on how to measure and disclose fair value under Topic 820, Fair Value Measurement. The guidance is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRS"), by ensuring that fair value has the same meaning in U.S. GAAP and IFRS and respective disclosure requirements are the same except for inconsequential differences in wording and style. The adoption of the guidance did not have a material effect on the Company's Consolidated Financial Statements or the Notes thereto. For further information concerning fair value, refer to Note 4 of the Notes to the Consolidated Financial Statements, herein.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company's Consolidated Financial Statements or the Notes thereto or results of operations upon adoption.

In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The FASB issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP. The objective of this guidance is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which is an update to ASU No. 2011-11. The guidance further clarifies the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Both of these updates are effective retrospectively, for annual and interim periods, beginning on or after January 1, 2013. The adoption of the updates are not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective prospectively, for annual and interim periods, beginning on or after December 15, 2012. The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

Regulatory Developments

Among the recent legislative and regulatory developments affecting the banking industry are evolving regulatory capital standards for banking organizations. These evolving standards include the so-called "Basel III" initiatives that are part of the effort

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

by international banking supervisors to improve the ability of the banking sector to absorb shocks in periods of financial and economic stress and changes by the federal banking agencies to reduce the use of credit ratings in the rules governing regulatory capital.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as "Basel III." Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require U.S. banks to maintain substantially more capital, with a greater emphasis on common equity.

In June 2012, the U.S. bank regulatory agencies requested comment on three sets of proposed rules that implement the Basel III capital framework and also make other changes to U.S. regulatory capital standards for banking institutions. The Basel III proposed rules include heightened capital requirements for banking institutions in terms of both higher quality capital and higher regulatory capital ratios. These proposed rules, among other things, would revise the capital levels at which a banking institution would be subject to the prompt corrective action framework (including the establishment of a new Tier 1 common capital requirement), eliminate or reduce the ability of certain types of capital instruments to count as regulatory capital, eliminate the Tier 1 treatment of trust preferred securities (as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)) following a phase-in period beginning in 2013, and require new deductions from capital for investments in unconsolidated financial institutions, mortgage servicing assets and deferred tax assets that exceed specified thresholds. The proposed rules also would establish a new capital conservation buffer and, for large or internationally active banks, a supplemental leverage capital requirement that would take into account certain off-balance sheet exposures and a countercyclical capital buffer that would initially be set at zero. Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs included in Tier 1 capital. While the proposed Basel III rules would have become effective under a phase-in period that was to have begun January 1, 2013 and to be in full effect on January 1, 2019, the U.S. bank regulatory agencies announced on November 9, 2012 that the implementations of the proposed Basel III rules would be delayed. No date or time period for implementation has subsequently been announced.

In addition, proposed rules issued by the U.S. bank regulatory agencies in June 2012 would revise the manner in which a banking institution determines risk-weighted assets for risk-based capital purposes under the Basel II framework applicable to large or internationally active banks (referred to as the advanced approach) and under the Basel I framework applicable to all banking institutions (referred to as the standardized approach). These rules would replace references to credit ratings with alternative methodologies for assessing creditworthiness. Among other things, the advanced approach proposal would implement the changes to counterparty credit risk weightings included in the Basel III capital framework, and the standardized approach would modify the risk weighting framework for residential mortgage assets. The standardized approach changes to the Basel I risk-weighting rules are proposed to become effective no later than July 1, 2015.

In June 2012, the U.S. bank regulatory agencies also adopted final market risk capital rules to implement the enhancements to the market risk framework adopted by the Basel Committee (commonly referred to as "Basel II.5"). The final rules became effective January 1, 2013 and, among other things, establish new stressed Value at Risk ("VaR") and incremental risk charges for covered trading positions and replace references to credit ratings in the market risk rules with alternative methodologies for assessing credit risk.

The regulations ultimately applicable to us may be substantially different from the Basel III framework as published in December 2010 and the rules proposed by the U.S. bank regulatory agencies in June 2012. Until such regulations, as well as any other capital regulations under the Dodd-Frank Act, are adopted, the Company cannot be certain that such regulations will apply to the Company or of the impact such regulations will have on the Company's capital ratios. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely affect the Company's results of operations and financial condition.

Cash and Cash Equivalents

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in cash and cash equivalents. Short-term investments that have a maturity at the date of acquisition of three months or less and are readily convertible to cash are considered cash equivalents.

Securities

Investments in debt securities and certain equity securities are accounted for under ASC Topic 320, "Investments — Debt and Equity Securities" as either available-for-sale or trading.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Securities in the trading category are recorded at fair value in the Company’s Consolidated Statements of Financial Condition, with unrealized and realized gains or losses included as a component of "gain on trading securities" in the Consolidated Statements of Operations.

The Company measures available-for-sale securities at fair value in the Consolidated Statements of Financial Condition, with unrealized gains and losses, net of tax, included in "other comprehensive income (loss)" in shareholders’ equity. The Company recognizes realized gains and losses on available-for-sale securities when securities are sold. The cost of securities sold is based on the specific identification method. Any gains or losses realized upon the sale of a security are reported in "net gain on securities available-for-sale" in the Consolidated Statements of Operations.

The Company evaluates available-for-sale securities for OTTI on a quarterly basis. An OTTI is considered to have occurred when the fair value of a debt security is below its amortized cost and the Company intends to sell or it is more likely than not that the Company will be required to sell the security before recovery.

Impairment is considered temporary if there is no intent or requirement to sell the impaired security. When determining whether an impairment is other than temporary to debt securities, the Company asserts: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Any security for which there has been an OTTI of value is written down to its estimated fair value through a charge to earnings for the amount representing the credit loss on the security and a charge recognized in other comprehensive income (loss) related to all other factors. Realized securities gains or losses and declines in value judged to be other-than-temporary representing credit losses are included in "net impairment losses recognized in earnings" in the Consolidated Statements of Operations.

Investment transactions are recorded on the trade date rather than on the settlement date, which may be later. Interest earned on securities, including the amortization of premiums and the accretion of discounts using the effective interest method over the period of maturity, is included in interest income. For a discussion of valuation of securities, see Note 5 of the Notes to the Consolidated Financial Statements, herein.

Loans Held-For-Sale

When the Company holds loans that it intends to sell, the Company classifies the loans as held-for-sale. Loans originated for sale prior to January 1, 2009 are accounted for at the lower of cost or fair value. For loans originated after January 1, 2009 that the Company intends to sell, the Company has elected the fair value option as provided in ASC Topic 825, "Financial Instruments" and reports the loans at fair value in accordance with ASC Topic 820. Because these loans are recorded at their fair value, deferral of loan origination fees and direct origination costs associated with these loans is no longer permitted. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Otherwise, the fair value of loans is estimated using discounted cash flows based upon management’s best estimate of market interest rates for similar collateral At December 31, 2012 and 2011, the Company had an insignificant amount of loans that had been originated prior to the fair value election and accounted for at lower of cost or fair value. Gains or losses recognized upon the sale of loans are determined using the specific identification method. At December 31, 2012, the loans sold to CIT and to Customers were transferred from the loans held-for-investment portfolio to the loans held-for-sale portfolio.

Loans Held-for-Investment

The Company classifies loans that it has the intent and ability to hold for the foreseeable future or until maturity as held-for-investment. Held-for-investment loans are reported at their outstanding principal balance adjusted for any deferred and unamortized cost basis adjustments, including purchase premiums, discounts and other cost basis adjustments. The Company recognizes interest income on held-for-investment loans on an accrual basis using the interest method, including the amortization of any deferred cost basis adjustments, unless the Company believes that the ultimate collection of contractual principal or interest payments in full is not reasonably assured. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, liquidation value or discounted cash flows. Impaired loans do not require an allowance if the fair value of the expected total repayments or collateral exceed the recorded investments in such loans. At December 31, 2012 and 2011, the majority of the impaired loans were evaluated based on discounted cash flows rather than based on the fair value of the underlying collateral. When loans originally designated as held-for-sale or loans originally designated as held-for-investment are reclassified, cash flows associated with the loans will be classified in the Consolidated Cash Flow Statements as operating or investing, as appropriate, in accordance with the initial classification

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

of the loans rather than their current classification. The Company elected to carry its mortgage loans held-for-sale at fair value via the fair value option. As a result, any subsequent transfers of loans held-for-sale to loans held-for-investment is carried at fair value with any changes in fair value reported in the Company’s Consolidated Statements of Operations.

Past Due Loans

For all classes within the consumer and commercial loan portfolio, loans are placed on non-accrual status when any portion of principal or interest is 90 days past due (or non-performing), or earlier when concerns exist as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status, the accrued and unpaid interest is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

For all classes within the consumer and commercial loan portfolio, interest income is recognized on impaired loans using a cost recovery method unless the receipt of principal and interest as they become contractually due is not in doubt, such as in a troubled debt restructuring ("TDR"). TDRs of impaired loans that continue to perform under the restructured terms will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payment for at least six months, after which they will begin to accrue interest.

Non-performing commercial and commercial real estate loans are considered to be impaired and typically have an allowance allocated based on the underlying collateral's appraised value, less management's estimates of costs to sell. In estimating the fair value of collateral, the Company utilizes outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in the real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans. Appraisals are updated at least annually but may be obtained more frequently if changes to the property or market conditions warrant.

Impaired Loans

For all classes of loans within the consumer and commercial portfolio segments, all loans greater than a specified threshold, currently $1.0 million, which may be modified from time to time, are evaluated on at least a quarterly basis for impairment. Impaired loans below those scopes are collectively evaluated as homogeneous pools. The Company performs an individual evaluation to determine the necessity of a specific reserve in accordance with the provisions of accounting guidance within ASC Topic 310, "Receivables." This pronouncement requires an allowance to be established as a component of the allowance for loan losses when it is probable that all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs. In estimating the fair value of collateral, outside fee-based appraisers are typically utilized to evaluate various factors such as occupancy and rental rates in the Company’s real estate markets and the level of obsolescence that may exist on assets representing collateral for commercial business loans. For loans not individually evaluated for impairment, management has sub-divided the commercial and consumer loans into homogeneous portfolios. Renegotiated loans are evaluated at the present value of expected future cash flows discounted at the loan’s effective interest rate. The calculated valuation allowance is included in the allowance for loan losses in the Consolidated Statements of Financial Condition.

Loans in both the consumer and commercial loan portfolios are considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. This determination requires significant judgment and utilization of estimates, and the eventual outcome may differ significantly from those estimates. When a loan in any class within the consumer and commercial loan portfolios has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. A reserve is established as a component of the allowance for loan losses when a loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, the Company recalculates the impairment and appropriately adjusts the reserve. Similarly, if the Company measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral dependent loan, the Company will adjust the reserve if there is a significant change in either of those bases. Those impaired loans not requiring a reserve represent loans for which expected discounted cash flows or the fair value of the collateral less estimated selling costs exceeded the recorded

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

investments in such loans. At December 31, 2012 and 2011, the majority of all impaired loans were evaluated based on discounted cash flows rather than based on the fair value of the underlying collateral.

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

During the year ended December 31, 2012, the Company identified certain loans within the consumer portfolio that met the definition of collateral dependent as defined by regulatory guidance as the borrowers had not reaffirmed their debt discharged in a Chapter 7 bankruptcy filing. The bankruptcy court’s discharge of the borrower’s debt is considered a concession when the discharged debt is not reaffirmed, and as such, the loans were classified as TDRs, placed on non-performing status, and written down to collateral value, less anticipated selling costs. Previously, the Company recorded the charge-off when the loan reached 60-days past due and did not classify these loans as TDRs. Many of these loans were current, with many borrowers having paid according to the contractual terms for several years. This change increased net charge-offs by $20.8 million, non-performing loans by $43.7 million, and TDRs by $20.0 million in the residential first mortgage, second mortgage and HELOC loan portfolios. The increase in non-performing loans was due to the Chapter 7 bankruptcy TDRs that were previously reported as performing TDRs, which are now reported as a non-performing status. Such loans are treated as non-accrual loans for the remaining term regardless of payment status.

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

For consumer loan programs (e.g., residential first mortgages, second mortgages, construction, warehouse, HELOC, and other consumer), the Company enters into a modification when the borrower has indicated a hardship, including illness or death in the family, or a loss of employment. Other modifications occur when it is confirmed that the borrower does not possess the income necessary to continue making loan payments at the current amount, but the Company’s expectation is that payments at lower amounts can be made. The primary concession given to consumer loan borrowers includes a reduced interest rate and/or an extension of the amortization period or maturity date. Consumer loans identified as TDRs involve borrowers unable to refinance their mortgages through the Company’s normal mortgage origination channels or through other independent sources. Most, but not all, of the loans may be past due.

Commercial loan modifications.  Modifications of terms for commercial loans are based on individual facts and circumstances. Commercial loan modifications may involve a reduction of the interest rate and/or an extension of the term of the loan. The Company also engages in other loss mitigation activities with troubled borrowers, which include repayment plans,

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

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

The Company measures impairment of a loan restructured as a TDR individually based on the excess of the recorded investment in the loan over the present value of the expected future cash inflows discounted at the loan’s original effective interest rate. Costs incurred to complete a TDR are expensed as incurred. However, when foreclosure is probable on an individually impaired loan, the Company measures impairment based on the difference between a recorded investment in the loan and the fair value of the underlying property, adjusted for the estimated costs to sell the property and estimated insurance or other proceeds the Company expects to receive.

The allowance for loan losses related to TDRs is primarily driven by updated risk ratings assigned to commercial loans and borrower past due history in both the commercial and consumer loan portfolios. As such, the provision for loan losses is impacted primarily by changes in borrower payment performance rather than the TDR classification. TDRs can be classified as either performing or non-performing loans. Non-performing TDRs are included in non-accrual loans, while performing TDRs are excluded from non-accrual loans because it is probable that all contractual principal and interest due under the restructured terms will be collected.

Consumer TDRs.  Once such a loan has been modified and designated as a TDR, it is assessed for impairment. In accordance with applicable accounting guidance specific to impaired loans, consumer TDRs are measured primarily based on the net present value of the estimated cash flows discounted at a loan’s original effective interest rate, either on an individual or aggregated basis. Alternatively, consumer TDRs that are considered to be dependent solely on the collateral for repayment (i.e. re-defaulted under modified terms) are measured based on the estimated fair value of the collateral net of costs to sell. If the carrying value of a TDR exceeds the value of the discounted cash flows or discounted collateral value, an allowance for loan losses is established for the shortfall. Once a loan is deemed to be a TDR, the loan continues to be classified as a TDR until contractually repaid or charged-off. Non-performing TDRs are those that are greater than 90 days past due or loans recently modified and have not performed for six consecutive months. The bankruptcy court's discharge of the borrower's debt is considered a concession when the discharged debt is not reaffirmed, and as such, the loans were classified as TDRs, placed on non-performing status, and written down to collateral value, less anticipated selling costs.

Commercial TDRs.  In instances where the Company substantiates that collection of outstanding balances in full is probable, the note is considered for return to performing status upon the borrower sustaining sufficient cash flows for a six month period of time. This six month period could extend before or after the restructure date. If a charge-off was taken as part of the restructuring, any interest or principal payments received on that note are applied to first reduce the Bank’s outstanding book balance and then to recoveries of charged-off principal, unpaid interest, and/or fees and expenses.

Loan Sales and Securitizations

The Company’s recognition of gain or loss on the sale or securitization of loans is accounted for in accordance with accounting guidance within ASC Topic 860, "Transfers and Servicing." This accounting guidance requires that a transfer of financial assets in which it surrenders control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The carrying value of the assets sold is allocated between the assets sold and the retained interests, other than the mortgage servicing rights, based on their relative fair values. Retained mortgage servicing rights are recorded at fair value.

In assessing whether control has been surrendered, the Company considers whether the transferee would be a consolidated affiliate, the existence and extent of any continuing involvement in the transferred financial assets and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of transfer. Control is generally considered to have been surrendered when (i) the transferred assets have been legally isolated from the Company and the consolidated affiliates, even in bankruptcy or other receivership, (ii) the transferee (or, if the transferee is an entity whose sole purpose is to engage in securitization or asset-backed financing that is constrained from pledging or exchanging the assets it receives, each third-party holder of its beneficial interests) has the right to pledge or exchange the assets (or beneficial interests) it received without any constraints that provide more than a trivial benefit, and (iii) neither the Company nor the consolidated affiliates and agents have (a) both the right and obligation under any agreement to repurchase or redeem the transferred assets before their maturity, (b) the unilateral ability to cause the holder to return specific financial assets that also provides a more-

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

than-trivial benefit (other than through a cleanup call) and (c) an agreement that permits the transferee to require the Company to repurchase the transferred assets at a price so favorable that it is probable that it will require the Company to repurchase them.

If the sale criteria are met, the transferred financial assets are removed from the Consolidated Statements of Financial Condition and a gain or loss on sale is recognized. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. For certain transfers, such as in connection with complex transactions or where the Company has continuing involvement such as servicing responsibilities, generally a legal opinion is obtained as to whether the transfer results in a "true sale" by law.

The Bank is not eligible to become a debtor under the bankruptcy code. Instead, the insolvency of the Bank is generally governed by the relevant provisions of the Federal Deposit Insurance Act and the FDIC’s regulations. However, the "true sale" legal analysis with respect to the Bank is similar to the "true sale" analysis that would be done if the Bank were subject to the bankruptcy code.

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

Allowance for Loan Losses

The consumer portfolio segment includes residential first mortgages, second mortgages, construction, warehouse lending and consumer loans. The commercial portfolio segment includes commercial real estate, commercial and industrial, and commercial lease financing loans. The allowance for loan losses represents management's estimate of probable losses in the Company's loans held-for-investment portfolio as of the date of the Consolidated Financial Statements. The allowance provides for probable losses that have been identified with specific customer relationships, individually evaluated and for probable losses believed to be inherent in the loan portfolio but that have not been specifically identified, collectively evaluated. The Company maintains an allowance for loan losses at a level that management determines is appropriate to absorb estimated losses in the loan portfolio.

As part of the Company's ongoing risk assessment process which remains focused on the impact of the current economic environment and the related borrower repayment behavior on credit performance, management has been working with an industry expert to improve the credit risk modeling process and continue to back test and validate the results of quantitative and qualitative modeling of the risk in its loans held-for-investment portfolio. This is consistent with the expectations of the Company's primary regulator and with the continuing evolution of the performance dynamics within the mortgage industry. As a result of an analysis completed during the first quarter 2012, the Company determined it was appropriate to make refinements to the allowance for loan loss methodology and related model. The first quarter 2012 refinements included improved risk segmentation and quantitative analysis, and enhancements to and alignment of the qualitative risk factors. The impact of the refinements adopted during the first quarter 2012, described below, resulted in an increase to the level of allowance for loan losses management deemed appropriate to absorb losses, which totaled $59.0 million in the consumer portfolio and $11.0 million in the commercial portfolio.

The following key refinements were made:

First, the Company utilized refined segmentation and more formal qualitative factors during the first quarter 2012, which resulted in an increase in the adjusted historical factors used to calculate the ASC Topic 450-20 allowance related to the consumer portfolio. Historically, the Company segmented the population of consumer loans held-for-investment by product type and by delinquency status for purposes of estimating an adequate allowance for loan losses. Management performed a thorough analysis of the largest product type, residential first mortgage loans, to assess the relative reliability of its risk segmentation in connection with the ability to detect losses inherent in the portfolio, and determined that there was a higher correlation of loan losses to loan-to-value ("LTV") ratios than to delinquency status. As a result, management refined the process to use LTV segmentation, rather than product and delinquency segmentation, as the more appropriate consumer residential loan characteristic in determining the related allowance for loan losses.

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

Second, to allow the Company the appropriate amount of time to analyze portfolio statistics and allow for the appropriate validation of the reasonableness of the new qualitative factors, management adjusted the historical look back period for loss rates to lag a quarter (as compared to the previous practice of a month).

Third, the commercial loan portfolio was segmented into commercial "legacy" loans (loans originated prior to January 1, 2011) and commercial "new" loans (loans originated on or after January 1, 2011) while still retaining the segmentation by product type. Due to the changes in underwriting and origination practices and controls related to that strategy, management determined the refined segmentation better reflected the dynamics in the two portfolios. The loss rates attributed to the "legacy" portfolio are based on historical losses of this segment. Due to the brief period of time that loans in the "new" portfolio were outstanding, and thus the absence of a sufficient loss history for that portfolio, the Company had used loss data from a third party data aggregation firm (adjusting for the qualitative factors) as a proxy for estimating an allowance for loan losses on the "new" portfolio. As a refinement in the first quarter 2012, the Company separately identified a population of commercial banks with similar size balance sheets (and loan portfolios) to serve as the Company's peer group. The Company now use this peer group's publicly available historical loss data (adjusted for the qualitative factors) as a new proxy for loss rates used to determine the allowance for loan losses on the "new" commercial portfolio.

Fourth, as a result of these refinements (in addition to the refinements noted below), potential losses that may not be reflected in our model assumptions are now captured through the refinements surrounding the qualitative factor adjustments discussed above. Management expects to review these models on an ongoing basis and update them as appropriate to reflect then-current industry conditions, heightened access to enhanced loss data, and refinements based upon continuous back testing of the allowance for loan losses model.

Lastly, part of the increase in allowance for loan losses was a result of the TDR refinement. Historically, the Company performed impairment analysis on TDRs by using the discounted cash flows method on a portfolio or pooled approach when the TDRs were not deemed collateral dependent. During the fourth quarter 2011, management adopted a strategic focus that improved loss mitigation processes so that the Company could continue the rate of loan modifications and other loss mitigation activities. Due to the emphasis on loss mitigation activities, management implemented new practices relating to "new" TDRs (loans that were designated TDRs generally beginning on or after October 1, 2011) to capture the necessary data to perform the impairment analysis on a portfolio level. Such data was not previously available and currently continues to not be available for loans designated as TDRs prior to September 30, 2011. This data is now being captured in part due to the loan servicing system conversion in late 2011. As such, for a significant percentage of "new" TDRs, management was able to perform the impairment calculation on a portfolio basis. Given data constraints the "old" TDR portfolio as of December 31, 2011, is still utilizing the pooled approach. Management expects to continue to refine this process for operational efficiency purposes that will allow for periodic review and updates of impairment data of all TDRs grouped by similar risk characteristics.

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

Consumer loans.  For consumer loans, the allowance for loan losses is determined based on a collective basis utilizing forecasted losses that represent management’s best estimate of inherent loss. Loans are pooled by loan types with similar risk characteristics. As appropriate, to achieve greater accuracy, the Company may further stratify selected portfolios by sub-product, origination channel, vintage, loss type, geographic location and other predictive characteristics. Models designed for each pool are utilized to develop the loss estimates. The assumptions utilized for these pools include; historic past due and default, loss

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

severity, home price trends, unemployment trends, and other key economic variables that may influence the frequency and severity of losses in the pool.

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

Non-performing commercial and commercial real estate loans are considered to be impaired and typically have an allowance allocated based on the underlying collateral's appraised value, less management's estimates of costs to sell. In estimating the fair value of collateral, the Company utilizes outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in the real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans. Appraisals are updated at least annually but may be obtained more frequently if changes to the property or market conditions warrant.

Impaired residential first mortgage loans include loan modifications considered to be TDRs and certain non-performing loans that have been charged down to collateral value. Fair value of non-performing residential first mortgage loans, including redefaulted TDRs and certain other severely past due loans, is based on the underlying collateral's value obtained through appraisals or broker's price opinions, updated at least semi-annually, less management's estimates of cost to sell. The allowance allocated to TDRs performing under the terms of their modification is typically based on the present value of the expected future cash flows discounted at the loan's effective interest rate, on a pooled basis, as these loans are not considered to be collateral dependent.

Junior Liens
In January 2012, regulatory guidance was published addressing specific risks and required actions associated with junior-lien loans. As a result of this guidance, effective with the 2012 first quarter, any junior-lien loan associated with a non-performing first-lien loan is also placed on non-performing status regardless of the performance of the junior lien loan. This action resulted in an increase in HELOC non-performing loans during the year ended December 31, 2012.

Repossessed Assets

Repossessed assets include one-to-four family residential property, commercial property, and one-to-four family homes under construction that were acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure. Repossessed assets are initially recorded at estimated fair value, less estimated selling costs. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect fair value, as well as gains and losses on disposal of these properties, are charged to "asset resolution" within noninterest expense in the Consolidated Statements of Operations as incurred.

Loans Repurchased with Government Guarantees

The Company sells a majority of the mortgage loans it produces into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When the Company sells or securitizes mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that the Company has sold or securitized fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of the Company’s representations and warranties. If there are no such defects, the Company has no liability to the purchaser for losses it may incur

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

on such loan. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within the Company’s loans held-for-investment portfolio. Repurchased assets are loans that the Company has reacquired because of representation and warranties issues related to loan sales or securitizations and that are non-performing at the time of repurchase. To the extent the Company later forecloses on the loan, the underlying property is transferred to repossessed assets for disposal. The estimated fair value of the repurchased assets is included within "other assets" in the Consolidated Statements of Financial Condition.

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

Mortgage Servicing Rights

Accounting guidance codified within ASC Topic 860, "Transfers and Services," requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities for subsequent valuations. The Company purchases and originates mortgage loans for sale to the secondary market and sells the loans on either a servicing-retained or servicing-released basis. MSRs are recognized as assets at the time a loan is sold on a servicing-retained basis.

The Company accounts for its residential class of MSRs at fair value. Fair values for individual stratum are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors, which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future.

The Company occasionally sells a certain portion of its MSRs. At the time of the sale, the Company records a gain or loss on such sale based on the selling price of the MSRs less the carrying value and transaction costs. The MSRs are sold in separate transactions from the sale of the underlying loans.

Financial Instruments and Derivatives

In seeking to protect its financial assets and liabilities from the effects of changes in market interest rates, the Company has devised and implemented an asset/liability management strategy that seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations.. The Company generally hedges its pipeline of loans held-for-sale with forward commitments to sell Fannie Mae or Freddie Mac securities. Further, the Company occasionally enters into swap agreements to hedge the cash flows on certain liabilities. All derivatives held by the Company are considered economic undesignated hedges recorded at fair value.

The Company recognizes all derivatives as either assets or liabilities in the Consolidated Statement of Financial Condition at their fair value on a trade date basis. The Company reports derivatives in a gain position in "other assets" and derivatives in a loss position in "other liabilities" in the Consolidated Statement of Financial Condition. Derivative gains and losses are recognized immediately in noninterest income.

The Company also enters into various derivative agreements with customers desiring protection from possible adverse future fluctuations in interest rates. As an intermediary, the Company generally maintains a portfolio of matched offsetting derivative

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

agreements. These contracts are marked to market through earnings. In accordance with the applicable accounting guidance, the Company takes into account the impact of bilateral collateral and master netting agreements that allow all derivative contracts held to settle with a single counterparty on a net basis, and to offset the net derivative position with the related collateral when recognizing derivative assets and liabilities.

Additional information regarding the accounting for derivatives is provided in Note 16 of the Notes to the Consolidated Financial Statements, herein.
Trust Preferred Securities

As of December 31, 2012, the Company sponsored nine trusts, of which 100 percent of the common equity was owned by the Company. Each of the trusts has issued trust preferred securities to third party investors and loaned the proceeds to the Company in the form of junior subordinated notes, which are included in "long term debt" in the Consolidated Financial Statements of Condition. The notes held by each trust are the sole assets of that trust. Distributions on the trust preferred securities of each trust are payable quarterly at a rate equal to the interest being earned by the trust on the notes held by these trusts.

The trust preferred securities are subject to mandatory redemption upon repayment of the notes. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The securities are not subject to a sinking fund requirement and one trust was convertible into Common Stock. The Company has the right to defer dividend payments to the trust preferred security holders for up to 5 years.

The trusts are variable interest entities ("VIEs") under U.S. GAAP and are not consolidated. The Company’s investment in the common stock of these trusts is included in "other assets" in the Company’s Consolidated Statements of Financial Condition. The capital raised through the sale of the junior subordinated notes is part of the trust preferred securities.

During the first quarter 2012, the Company provided notice to the U.S. Treasury exercising the contractual right to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with participation in the TARP Capital Purchase Program. Under the terms of the preferred stock, the Company may defer payments of dividends for up to six quarters in total without default or penalty. These payments will be periodically evaluated and reinstated when appropriate, subject to provisions of its Bancorp Supervisory Agreement.

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

The Company is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company adopted accounting guidance related to uncertainty in income taxes. The guidance prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The guidance also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws within the framework of existing U.S. GAAP. The Company recognizes interest and penalties related to uncertain tax positions in "other taxes" in the Consolidated Statements of Operations.

The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if the Company determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period. The recognition of deferred tax assets requires management to make significant judgments

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. On September 30, 2009, the Company established a valuation allowance equal to 100 percent of its net deferred tax asset and maintained such an allowance through December 31, 2012. See Note 26 of the Notes to the Consolidated Financial Statements, herein, for details on the Company’s income taxes.

Representation and Warranty Reserve

The Company sells or securitizes most of the residential first mortgage loans that it originates into the secondary mortgage market. When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loan. The Company maintains a representation and warranty reserve to account for the expected losses related to loans it might be required to repurchase (or the indemnity payments it may have to make to purchasers). The representation and warranty reserve takes into account both the estimate of expected losses on loans sold during the current accounting period as well as adjustments to the Company’s previous estimates of expected losses on loans sold. In each case, these estimates are based on the Company’s most recent data regarding loan repurchases and indemnifications, and actual credit losses on repurchased and indemnified loans, among other factors. Increases to the representation and warranty reserve for current loan sales reduce the Company’s net gain on loan sales. Adjustments to the Company’s previous estimates are recorded as an increase or decrease to "representation and warranty reserve — change in estimate" in the Consolidated Statements of Operations.

DOJ Litigation Settlement

On February 24, 2012, the Company announced that the Bank had entered into an agreement (the “DOJ Agreement”) with the U.S. Department of Justice ("DOJ") relating to certain underwriting practices associated with loans insured by the Federal Housing Administration ("FHA") of the Department of Housing and Urban Development ("HUD"). The Bank and the DOJ entered into the DOJ Agreement pursuant to which the Bank agreed to:

•	comply with all applicable HUD and FHA rules related to the continued participation in the direct endorsement lender program;

•	make an initial payment of $15.0 million within 30 business days of the effective date of the DOJ Agreement (which was paid on April 3, 2012);

•	only upon the occurrence of certain future events (as further described below), to make payments of approximately $118.0 million (the "Additional Payments"); and

•	complete a monitoring period by an independent third party chosen by the Bank and approved by HUD.

Subject to the Bank's full compliance with the terms of the DOJ Agreement, the DOJ, HUD, and FHA, agreed to:

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

Other than as set forth above, the DOJ Agreement does not have any effect on FHA insured loans in the portfolio, including loans classified as loan repurchased with government guarantees as discussed in Note 7 of the Notes to the Consolidated Financial Statements, herein. The Company believe that such loans retain FHA insurance, and the Company continues to process such loans for insurance claims in the normal course and receive payments thereon from the FHA. Based on the Company's experience subsequent to the Bank's agreement with the DOJ, the Company believes such claims are not subject to denial or dispute other

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

than in the normal course of insurance claim processing. The amounts related to the DOJ Settlement were recorded during the year ended December 31, 2011.

Advertising Costs

Advertising costs are expensed in the period they are incurred and are included as part of "general and administrative" expenses in the Consolidated Statements of Operations. Advertising expenses totaled $11.9 million, $7.7 million, and $10.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock-Based Compensation

The Company utilizes accounting guidance within ASC Topic 718, "Compensation-Stock Compensation," to account for its stock-based compensation. This accounting guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the Consolidated Statements of Operations based on their fair values. The amount of compensation is measured at the fair value of the options when granted and this cost is expensed over the required service period, which is normally the vesting period of the options. This accounting guidance applies to awards granted or modified after January 1, 2006 or any unvested awards outstanding prior to that date. Existing options that vested after the adoption date resulted in no additional compensation expense in 2012, 2011 and 2010.

Guarantees

The Company makes guarantees in the normal course of business in connection with certain issuances of standby letters of credit, among other transactions. The Company accounts for these guarantees in accordance with accounting guidance within ASC Topic 460, "Guarantees" and ASC Topic 450, "Contingencies." ASC Topic 460 generally requires the use of fair value for the initial measurement of guarantees, but does not prescribe a subsequent measurement method. At each reporting date the Company evaluates the recognition of a loss contingency under ASC Topic 450. The loss contingency is measured as the probable and reasonably estimable amount, if any, that exceeds the value of the remaining guarantee.

Note 4 — Fair Value Accounting

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, in either case through an orderly transaction between market participants at the measurement date. The Company utilizes fair value measurements to record certain assets and liabilities at fair value and to determine fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, the Company uses present value techniques and other valuation methods to estimate the fair values of its financial instruments. These valuation models rely on market-based parameters when available, such as interest rate yield curves, credit spreads or unobservable inputs. Unobservable inputs may be based on management's judgment, assumptions and estimates related to credit quality, the Company's future earnings, interest rates and other relevant inputs. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

Valuation Hierarchy

U.S. GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements that is based on the transparency of the inputs used in the valuation process. The three levels of the hierarchy, highest ranking to lowest, are as follows.

•	Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company can participate as of the measurement date;

•
Level 2 - Quoted prices for similar instruments in active markets, and other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 - Unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing and asset or liability.

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

Assets

Securities classified as trading. These securities are comprised of U.S. government sponsored agency securities, U.S. Treasury bonds and non-investment grade residual securities that arose from private-label securitizations of the Company. The U.S. government sponsored agency securities and U.S. Treasury bonds trade in an active, open market with readily observable prices and are therefore classified within the Level 1 valuation hierarchy. The non-investment grade residual securities do not trade in an active, open market with readily observable prices and are therefore classified within the Level 3 valuation hierarchy. Under Level 3, the fair value of residual securities is determined by discounting estimated net future cash flows using expected prepayment rates and discount rates that approximate current market rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities collateral, considering such factors as loss experience, delinquencies, loan-to-value ratios, borrower credit scores and property type. At December 31, 2012 and 2011, the Company had no Level 3 securities classified as trading. See Note 11 of the Notes to the Consolidated Financial Statements, herein, for the key assumptions used in the residual interest valuation process.

Securities classified as available-for-sale. These securities are comprised of U.S. government sponsored agencies, non-agency collateralized mortgage obligations ("CMOs") and municipal obligations.

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

•
The Company determined the fair value of the mortgage securitization, Flagstar Second Mortgage 2006-1 (“FSTAR 2006-1”) securitization trust, using a discounted estimated net future cash flow model and therefore classified it within the Level 3 valuation hierarchy as the model utilizes significant inputs which are unobservable.

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

Loans held-for-investment. Loans held-for-investment are generally recorded at amortized cost. The Company does not record these loans at fair value on a recurring basis. However, from time to time, a loan becomes impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, or discounted cash flows. The fair value of the underlying collateral is determined, where possible, using market prices derived from appraisals or broker price opinions which are considered to be Level 3. Fair value may also be measured using the present value of expected cash flows discounted at the loan's effective interest rate. The Company records the impaired loan as a non-recurring Level 3 valuation.Loans held-for-investment on a recurring basis are loans that were previously recorded as loans held-for-sale but subsequently transferred to the held-for-investment category. As the Company selected the fair value option for the held-for-sale loans, they continue to be reported at fair value and measured consistent with the Level 2 methodology for loans held-for-sale.

Included in loans held-for-investment is the transferors' interest on the home equity line of credit ("HELOC") securitizations. The Company fair value of the transferors' interest is based on the claims due to the note insurer and continuing

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

credit losses on the loans underlying the securitizations, which are considered to be Level 3. See Note 11 of the Notes to the Consolidated Financial Statements, herein, for the key assumptions used in the transferors' interest valuation process.

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

MSRs. The current market for MSRs is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. Management obtains third-party valuations of the MSR portfolio on a quarterly basis from independent valuation experts to assess the reasonableness of the fair value calculated by its internal valuation model. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. See Note 15 of the Notes to the Consolidated Financial Statements, herein, for the key assumptions used in the MSR valuation process.

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

DOJ Litigation settlement. On February 24, 2012, the Company announced that the Bank had entered into the DOJ Agreement. The Bank and the DOJ entered into the DOJ Agreement pursuant to which the Bank agreed to comply with all applicable HUD and FHA rules related to the continued participation in the direct endorsement lender program, make an initial payment of $15.0 million within 30 business days of the effective date of the DOJ Agreement (paid on April 3, 2012), make Additional Payments of approximately $118.0 million contingent upon the occurrence of certain future events (as further described below), and complete a monitoring period by an independent third party chosen by the Bank and approved by HUD. The amounts related to the DOJ Settlement were recorded during the year ended December 31, 2011.

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

The specific terms of the payment structure are as follows.

•
The Company generates positive income for a sustained period, such that part or all of the DTA, which has been offset by the DTA Valuation Allowance, is likely to be realized, as evidenced by the reversal of the DTA Valuation Allowance in accordance with U.S. GAAP;

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

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

The fair value of the DOJ Agreement is based on a discounted cash flow valuation model that incorporates the Company's current estimate of the most likely timing and amount of the cash flows necessary to satisfy the obligation. These cash flow estimates are reflective of the Company's detailed financial and operating projections for the next three years, as well as more general earnings and capital assumptions for subsequent periods.

The timing of each of the metrics is dependent on the preceding metric being achieved and actual Bank operating results and forecasted assumptions could materially change the value of the liability. As the Bank's profitability increases, the value of the deferred liability would also increase.

At December 31, 2012, the cash flows are discounted using a 14.9 percent discount rate that is inclusive of the risk free rate based on the expected duration of the liability and an adjustment for non-performance risk that represents the Company's credit risk. The model assumes 12 quarters of profitability prior to reversing the DTA valuation allowance.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value as of December 31, 2012 and 2011, by caption on the Consolidated Statements of Financial Condition and by the valuation hierarchy (as described above).

December 31, 2012	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Securities classified as trading
U.S. Treasury bonds	$170,086	$—	$—	$170,086
Securities classified as available-for-sale
Mortgage securitization	—	—	91,117	91,117
U.S. government sponsored agencies	79,717	—	—	79,717
Municipal obligations	—	13,611	—	13,611
Loans held-for-sale
Residential first mortgage loans	—	2,865,696	—	2,865,696
Loans held-for-investment
Residential first mortgage loans	—	20,219	—	20,219
Transferors' interest	—	—	7,103	7,103
Mortgage servicing rights	—	—	710,791	710,791
Equity-linked CD purchase option	405	—	—	405
Derivative assets
U.S. Treasury futures	2,203	—	—	2,203
Agency forwards	3,618	—	—	3,618
Rate lock commitments	—	—	86,200	86,200
Interest rate swaps	—	5,813	—	5,813
Total derivative assets	5,821	5,813	86,200	97,834
Total assets at fair value	$256,029	$2,905,339	$895,211	$4,056,579
Derivative liabilities
Forward agency and loan sales	$—	$(14,021)	$—	$(14,021)
Interest rate swaps	—	(5,813)	—	(5,813)
Total derivative liabilities	—	(19,834)	—	(19,834)
Warrant liabilities	—	(11,346)	—	(11,346)
Equity-linked CD written option	(405)	—	—	(405)
Litigation settlement	—	—	(19,100)	(19,100)
Total liabilities at fair value	$(405)	$(31,180)	$(19,100)	$(50,685)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

December 31, 2011	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Securities classified as trading
U.S. Treasury bonds	$313,383	$—	$—	$313,383
Securities classified as available-for-sale
Non-agency collateralized mortgage obligations	—	—	254,928	254,928
Mortgage securitization	—	—	110,328	110,328
U.S. government sponsored agencies	116,096	—	—	116,096
Loans held-for-sale
Residential first mortgage loans	—	1,629,618	—	1,629,618
Loans held-for-investment
Residential first mortgage loans	—	22,651	—	22,651
Transferors' interest	—	—	9,594	9,594
Mortgage servicing rights	—	—	510,475	510,475
Derivative assets
U.S. Treasury futures	3,316	—	—	3,316
Agency forwards	9,362	—	—	9,362
Rate lock commitments	—	—	70,965	70,965
Interest rate swaps	—	3,296	—	3,296
Total derivative assets	12,678	3,296	70,965	86,939
Total assets at fair value	$442,157	$1,655,565	$956,290	$3,054,012
Derivative liabilities
Forward agency and loan sales	$—	$(42,978)	$—	$(42,978)
Interest rate swaps	—	(3,296)	—	(3,296)
Total derivative liabilities	—	(46,274)	—	(46,274)
Warrant liabilities	—	(2,411)	—	(2,411)
Litigation settlement (1)	—	—	(18,300)	(18,300)
Total liabilities at fair value	$—	$(48,685)	$(18,300)	$(66,985)

(1)	Does not include the $15.0 million payment required to be paid within 30 business days after the effective date of the DOJ Agreement, which was paid on April 3, 2012.

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

Non-agency CMOs were transferred from Level 3 to Level 2 during the first quarter 2012 due to increased market liquidity and an increase in the number of available pricing models. The non-agency CMOs were valued based on pricing provided by external pricing services. During the third quarter 2012, the Company sold the remaining non-agency CMOs and seasoned agency securities that were transferred to a Level 2.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The Company reclassified the December 31, 2011 nonrecurring hierarchy disclosures for impaired loans and repossessed assets from Level 2 to Level 3 to reflect that the appraised values, broker price opinions or internal estimates contain unobservable inputs. The impact of the transfer did not have a material effect on the Company's Consolidated Financial Statements or the Notes thereto and was limited to disclosure.

Fair Value Measurements Using Significant Unobservable Inputs

The tables below include a roll forward of the Consolidated Statements of Financial Condition amounts for the years ended December 31, 2012, 2011 and 2010 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

For the Year Ended December 31, 2012	Balance at Beginning of Year	Recorded in Earnings		Recorded in OCI	Purchases	Sales	Settlements	Transfers In (Out)	Balance at End of Year	Changes In Unrealized Held at End of Year (4)
		Total Unrealized Gains/ (Losses)	Total Realized Gains/ (Losses)	Total Unrealized Gains/ (Losses)
	(Dollars in thousands)
Assets
Securities classified as available-for-sale (1)(2)(3)
Non-agency CMOs	$254,928	$—	$—	$—	$—	$(254,928)	$—	$—	$—	$—
Mortgage securitization	110,328	—	—	2,768	—	—	(21,979)	—	91,117	2,768
Loans held-for-investment
Transferors' interest	9,594	61	(2,552)	—	—	—	—	—	7,103	—
Mortgage servicing rights	510,475	(195,821)	—	—	535,875	(139,738)	—	—	710,791	—
Derivative financial instruments
Rate lock commitments	70,965	530,431	—	—	920,512	(1,092,117)	(343,591)	—	86,200	—
Totals	$956,290	$334,671	$(2,552)	$2,768	$1,456,387	$(1,486,783)	$(365,570)	$—	$895,211	$2,768
Liabilities
Litigation settlement	$(18,300)	$—	$(800)	$—	$—	$—	$—	$—	$(19,100)	$—
For the Year Ended December 31, 2011
Assets
Securities classified as available-for-sale (1)(2)(3)
Non-agency CMOs	$330,781	$(24,038)	$—	$11,280	$—	$—	$(63,095)	$—	$254,928	$11,280
Mortgage securitization	136,707	—	—	87	—	—	(26,466)	—	110,328	87
Loans held-for-investment
transferors' interest	17,439	(2,172)	(5,673)	—	—	—	—	—	9,594	—
Mortgage servicing rights	580,299	(169,498)	—	—	254,818	(87,265)	(67,879)	—	510,475	—
Derivative financial instruments
Rate lock commitments	14,396	53,669	177,926	—	318,230	(308,768)	(184,488)	—	70,965	—
Totals	$1,079,622	$(142,039)	$172,253	$11,367	$573,048	$(396,033)	$(341,928)	$—	$956,290	$11,367
Liabilities
Litigation settlement	$—	$—	$—	$—	$—	$—	$(18,300)	$—	$(18,300)	$—
For the Year Ended December 31, 2010
Securities classified as trading
Non-investment grade residual interests (5)	$2,057	$(2,057)	$—	$—	$—	$—	$—	$—	$—	$—
Securities classified as available-for-sale (1)(2)(3)
Non-agency CMOs	365,588	(4,991)	—	29,497	—	—	(59,313)	—	330,781	29,427
Mortgage securitization	172,788	—	—	4,442	—	—	(40,523)	—	136,707	4,442
Loans held-for-investment
transferors' interest	19,055	6,231	(7,847)	—	—	—	—	—	17,439	—
Mortgage servicing rights	649,133	(90,718)	—	—	238,791	(136,789)	(80,118)	—	580,299	—
Derivative financial instruments
Rate lock commitments	10,061	21,116	202,325	—	215,737	(283,211)	(151,632)	—	14,396	—
Totals	$1,218,682	$(70,419)	$194,478	$33,939	$454,528	$(420,000)	$(331,586)	$—	$1,079,622	$33,869

(1)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in non-interest income.

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

(4)	Changes in the unrealized gains (losses) related to financial instruments held at the end of the period.

(5)	Residual interests are valued utilizing internal inputs supplemented by independent third party inputs.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of December 31, 2012.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2012	(Dollars in thousands)
Assets
Mortgage securitization	$91,117	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average Loss severity	7.2% - 10.8% (9.0%) 7.6% - 11.3% (9.4%) 5.3% - 8.0% (6.7%) 80.0% - 120.0% (100.0%)
Transferors' interest	$7,103	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	4.6% - 6.9% (5.7%) 9.6% - 14.4% (12.0%) 11.4% - 17.2% (14.3%) 80.0% - 120.0% (100.0%)
Mortgage servicing rights	$710,791	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	4.9% - 7.4% (6.1%) 14.0% - 20.4% (17.3%) 58.6% - 87.9% (73.3%)
Rate lock commitments	$86,200	Mark-to-Market	Origination pull-through rate	62.8% - 94.2% (78.5%)
Liabilities
Litigation settlement	$(19,100)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA (2015-2017)	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

The significant unobservable inputs used in the fair value measurement of the mortgage securitization (FSTAR 2006-1 securitization trust) are discount rates, prepayment rates and default rates. While loss severity (in the event of default) is an unobservable input, the sensitivity of the fair value to this input is zero because of the insurer coverage on the deal. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases in both prepay rates and default rates in isolation result in a higher fair value; however, generally a change in the assumption used for the probability of default is accompanied by a directionally opposite change in the assumption used for prepayment rates, which would offset a portion of the fair value change.

The significant unobservable inputs used in the fair value measurement of the transferors' interest are discount rates, prepayment rates, loss rates and loss severity. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases in both prepay rates and loss rates in isolation result in a lower fair value; however, generally a change in the assumption used for the loss rate is accompanied by a directionally opposite change in the assumption used for prepayment rates, which would offset a portion of the fair value change. Significant increases (decreases) in the loss severity rate in isolation would result in a significantly lower (higher) fair value measurement.

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

The significant unobservable inputs used in the fair value measurement of the DOJ Litigation Settlement are future balance sheet and growth rate assumptions for overall asset growth, MSR growth, peer group return on assets, and return on assets improvement. The current assumptions are based on management's approved, strategic performance targets beyond the current strategic modeling horizon (2014). The Bank's target asset growth rate post 2014 is based off of growth in the balance sheet post TARP repayment. Significant increases (decreases) in the bank's growth rate in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the bank's MSR growth rate in isolation would result in a

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

marginally lower (higher) fair value measurement. Significant increases (decreases) in the peer group's return on assets improvement in isolation would result in a marginally higher (lower) fair value measurement. Significant increases (decreases) in the bank's return on assets improvement in isolation would result in a marginally higher (lower) fair value measurement.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.
Assets Measured at Fair Value on a Nonrecurring Basis

Level 3
(Dollars in thousands)
December 31, 2012
Impaired loans held-for-investment (1)
Residential first mortgage loans	$147,036
Commercial real estate loans	73,810
Repossessed assets (2)	120,732
Totals	$341,578
December 31, 2011
Impaired loans held-for-investment (1)
Residential first mortgage loans	$210,040
Commercial real estate loans	180,306
Repossessed assets (2)	114,715
Totals (3)	$505,061

(1)
The Company recorded $208.1 million, $121.8 million and $81.6 million in fair value losses on impaired loans (included in "provision for loan losses" on the Consolidated Statements of Operations) during the years ended December 31, 2012, 2011 and December 31, 2010, respectively.

(2)
The Company recorded $11.4 million, $20.4 million and $73.4 million in losses related to write-downs of repossessed assets based on the estimated fair value of the specific assets, and recognized a net loss of $11.2 million, a net loss of $4.7 million and a net gain of $4.4 million on sales of repossessed assets during the years ended December 31, 2012, 2011 and December 31, 2010, respectively.

(3)
As of December 31, 2011, the Company reclassified impaired loans and repossessed assets from Level 2 to Level 3 to reflect that many of the appraised values, price opinions or internal estimates contain unobservable inputs.

The following tables present the quantitative information about non-recurring Level 3 fair value financial instruments and the fair value measurements as of December 31, 2012.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
December 31, 2012	(Dollars in thousands)
Impaired loans held-for-investment
Residential first mortgage loans	$147,036	Fair value of collateral	Loss severity discount	0% - 100% (46.6%)
Commercial real estate loans	$73,810	Fair value of collateral	Loss severity discount	0% - 100% (41.6%)
Repossessed assets	$120,732	Fair value of collateral	Loss severity discount	0% - 100% (44.0%)

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

	December 31, 2012
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	952,793	952,793	952,793	—	—
Securities classified as trading	170,086	170,086	170,086	—	—
Securities classified as available-for-sale	184,445	184,445	79,717	13,611	91,117
Loans held-for-sale	3,939,720	3,945,133	—	3,945,133	—
Loans repurchased with government guarantees	1,841,342	1,704,317	—	1,704,317	—
Loans held-for-investment, net	5,133,101	5,119,704	—	20,219	5,099,485
Accrued interest receivable	91,992	91,992	—	91,992	—
Repossessed assets	120,732	120,732	—	—	120,732
FHLB stock	301,737	301,737	301,737	—	—
Mortgage servicing rights	710,791	710,791	—	—	710,791
Customer initiated derivative interest rate swaps	5,813	5,813	—	5,813	—
Equity-linked CD purchase option	405	405	405	—	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(3,192,006)	(3,121,643)	—	(3,121,643)	—
Certificates of deposit	(3,175,481)	(3,199,242)	—	(3,199,242)	—
Government deposits	(819,078)	(816,258)	—	(816,258)	—
Wholesale deposit	(99,338)	(101,729)	—	(101,729)	—
Company controlled deposits	(1,008,392)	(1,005,780)	—	(1,005,780)	—
FHLB advances	(3,180,000)	(3,422,567)	(3,422,567)	—	—
Long-term debt	(247,435)	(78,220)	—	(78,220)	—
Accrued interest payable	(13,420)	(13,420)	—	(13,420)	—
Warrant liabilities	(11,346)	(11,346)	—	(11,346)
Litigation settlement	(19,100)	(19,100)	—	—	(19,100)
Customer initiated derivative interest rate swaps	(5,813)	(5,813)	—	(5,813)	—
Equity-linked CD written option	(405)	(405)	(405)	—	—
Derivative Financial Instruments
Forward delivery contracts	(14,021)	(14,021)	—	(14,021)	—
Commitments to extend credit	86,200	86,200	—	—	86,200
U.S. Treasury and agency futures/forwards	5,821	5,821	5,821	—	—

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

	December 31, 2011
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$731,058	$731,058	$731,058	$—	$—
Securities classified as trading	313,383	313,383	313,383	—	—
Securities classified as available-for-sale	481,352	481,352	116,096	—	365,256
Loans held-for-sale	1,800,885	1,823,421	—	1,823,421	—
Loans repurchased with government guarantees	1,899,267	1,899,267	—	1,899,267	—
Loans held-for-investment, net	6,720,587	6,748,914	—	22,651	6,726,263
Accrued interest receivable	105,200	105,200	—	105,200	—
Repossessed assets	114,715	114,715	—	—	114,715
FHLB stock	301,737	301,737	301,737	—	—
Mortgage servicing rights	510,475	510,475	—	—	510,475
Customer initiated derivative interest rate swaps	3,296	3,296	—	3,296	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(2,520,710)	(2,440,208)	—	(2,440,208)	—
Certificates of deposit	(2,972,258)	(3,001,645)	—	(3,001,645)	—
Government deposits	(711,097)	(705,991)	—	(705,991)	—
Wholesale deposit	(384,910)	(394,442)	—	(394,442)	—
Company controlled deposits	(1,101,013)	(1,095,602)	—	(1,095,602)	—
FHLB advances	(3,953,000)	(4,195,163)	(4,195,163)	—	—
Long-term debt	(248,585)	(80,575)	—	(80,575)	—
Accrued interest payable	(8,723)	(8,723)	—	(8,723)	—
Warrant liabilities	(2,411)	(2,411)	—	(2,411)	—
Litigation settlement	(18,300)	(18,300)	—	—	(18,300)
Customer initiated derivative interest rate swaps	(3,296)	(3,296)	—	(3,296)	—
Derivative Financial Instruments
Forward delivery contracts	(42,978)	(42,978)	—	(42,978)	—
Commitments to extend credit	70,965	70,965	—	—	70,965
U.S. Treasury and agency futures/forwards	12,678	12,678	12,678	—	—

The methods and assumptions were used by the Company in estimating fair value of financial instruments that were not previously disclosed.

Cash and cash equivalents. Due to their short-term nature, the carrying amount of cash and cash equivalents approximates fair value.

Loans repurchased with government guarantees. The fair value of loans is estimated by using internally developed discounted cash flow models using market interest rate inputs as well as management's best estimate of spreads for similar collateral.

Loans held-for-investment. The fair value of loans is estimated by using internally developed discounted cash flow models using market interest rate inputs as well as management's best estimate of spreads for similar collateral.

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

Long-term debt. The fair value of the long-term debt is estimated based on a discounted cash flow model that incorporates the Company's current borrowing rates for similar types of borrowing arrangements.

Accrued interest payable. The carrying amount is considered a reasonable estimate of fair value.

Fair Value Option

The Company has elected, under the fair value option in ASC Topic 825: Financial Instruments, to record at fair value certain financial assets and financial liabilities. The fair value election is typically made on an instrument by instrument basis. The decision to measure a financial instrument at fair value cannot be revoked once the election is made. Upon adoption of Statement of Financial Accounting Standards (“SFAS”) 159: The Fair Value Option for Financial Assets and Financial Liabilities, the Company elected the fair value option for loans held-for-sale originated post 2009.

The Company has elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement. The executed settlement agreement with the DOJ establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability. The Company made the fair value election as of December 31, 2011, the date the Company first recognized the financial instrument in its financial statements.

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

At December 31, 2012 and 2011, the balances of the fair value loans held-for-sale were $2.9 billion and $1.6 billion, respectively. The changes in fair value included in earnings totaled $784.8 million, $356.3 million and $340.8 million, respectively, for the years ended December 31, 2012, 2011 and 2010. Changes in fair value of the loans held-for-sale are recorded in net gain on loan sales on the Company’s Consolidated Statements of Operations.

At December 31, 2012 and 2011, the balance of the fair value loans held-for-investment were $20.2 million and $22.7 million, respectively. The change in fair value included in earnings was a loss of $(0.6) million and gains of $0.7 million and $0.2 million, respectively, for the years ended December 31, 2012, 2011 and 2010. Changes in fair value of the loans held-for-investment are reflected in interest income on loans on the Company’s Consolidated Statements of Operations.

At December 31, 2012 and 2011, the fair values of financial liabilities which related to the DOJ Agreement totaled $19.1 million and $18.3 million, respectively, and was included in other liabilities in the Consolidated Statements of Financial Condition. There was a $0.8 million and $18.3 million increase recorded during the years ended December 31, 2012 and 2011, respectively. The increases primarily represented the recognition of the periodic effect of discounting and was recorded in general and administrative expense within non-interest expense on the Consolidated Statements of Operations.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of December 31, 2012, 2011 and 2010 for assets and liabilities for which the fair value option has been elected.

	December 31, 2012			December 31, 2011			December 31, 2010
	(Dollars in thousands)
	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) UPB
Assets
Nonaccrual loans
Loans held-for-sale	$222	$240	$18	$281	$291	$10	$—	$—	$—
Loans held-for-investment	2,021	2,064	43	2,989	2,963	(26)	2,968	2,980	12
Total loans	$2,243	$2,304	$61	$3,270	$3,254	$(16)	$2,968	$2,980	$12
Other performing loans
Loans held-for-sale	$2,734,756	$2,865,456	$130,700	$1,570,302	$1,629,327	$59,025	$2,341,494	$2,343,638	$2,144
Loans held-for-investment	17,589	18,155	566	18,699	19,688	989	16,047	16,031	(16)
Total loans	$2,752,345	$2,883,611	$131,266	$1,589,001	$1,649,015	$60,014	$2,357,541	$2,359,669	$2,128
Total loans
Loans held-for-sale	$2,734,978	$2,865,696	$130,718	$1,570,583	$1,629,618	$59,035	$2,341,494	$2,343,638	$2,144
Loans held-for-investment	19,610	20,219	609	21,688	22,651	963	19,015	19,011	(4)
Total loans	$2,754,588	$2,885,915	$131,327	$1,592,271	$1,652,269	$59,998	$2,360,509	$2,362,649	$2,140
Liabilities
Litigation settlement	N/A (1)	$(19,100)	N/A (1)	N/A (1)	$(18,300)	N/A (1)	N/A (1)	$—	N/A (1)

(1)
Remaining principal outstanding is not applicable to the litigation settlement because it does not obligate the Company to return a stated amount of principal at maturity, but instead return an amount based upon performance on the underlying terms in the Agreement.

Note 5 — Investment Securities

As of December 31, 2012 and 2011, investment securities were comprised of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2012
Securities classified as trading
U.S. Treasury bonds	$169,991	$95	$—	$170,086
Securities classified as available-for-sale
Mortgage securitizations	$101,272	$—	$(10,155)	$91,117
U.S. government sponsored agencies	77,328	2,389	—	79,717
Municipal obligations	13,611	—	—	13,611
Total securities classified as available-for-sale	$192,211	$2,389	$(10,155)	$184,445
December 31, 2011
Securities classified as trading
U.S. Treasury bonds	$291,809	$21,574	$—	$313,383
Securities classified as available-for-sale
Non-agencies CMOs	$278,022	$—	$(23,094)	$254,928
Mortgage securitization	$123,251	$—	$(12,923)	$110,328
U.S. government sponsored agencies	113,885	2,211	—	116,096
Total securities classified as available-for-sale	$515,158	$2,211	$(36,017)	$481,352

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

For U.S. Treasury bonds held, the Company recorded an unrealized loss of $21.5 million, an unrealized gain of $21.1 million and an unrealized gain of $3.9 million during the years ended December 31, 2012, 2011 and 2010, respectively. Additionally, the Company recorded a realized gain of $19.5 million on the sale of U.S. Treasury bonds for the year ended December 31, 2012, compared to no sales for the year ended December 31, 2011 and a realized gain of $76.5 million on the sale of U.S. Treasury bonds for the year ended December 31, 2010.

Available-for-sale

At December 31, 2012 and 2011, the Company had $184.4 million and $481.4 million, respectively, in securities classified as available-for-sale which were comprised of U.S. government sponsored agencies, non-agency CMOs, mortgage securitization and municipal obligations. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income (loss) to the extent they are temporary in nature or OTTI as to non-credit related issues. If unrealized losses are, at any time, deemed to have arisen from OTTI, then the credit related portion is reported as an expense for that period. The Company sold the remaining non-agency CMOs and seasoned agency securities during the year ended December 31, 2012. As a result of the sale of these securities, the Company also recognized a tax benefit representing the recognition of the residual tax effect associated with previously unrealized losses on these securities recorded in other comprehensive income (loss).

The following table summarizes by duration the unrealized loss positions, at December 31, 2012 and 2011, on securities classified as available-for-sale.

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
Type of Security	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in thousands)
December 31, 2012
Mortgage securitization	$91,117	1	$(10,155)	$—	—	$—
December 31, 2011
Non-agency CMOs	$208,515	9	$(21,123)	$46,413	2	$(1,971)
Mortgage securitization	$110,328	1	$(12,923)	$—	—	$—

The unrealized losses on securities available-for-sale amounted to $10.2 million on the mortgage securitization at December 31, 2012. The unrealized losses on securities available-for-sale were $36.0 million on non-agency CMOs and the mortgage securitization at December 31, 2011. These non-agency CMOs consist of interests in investment vehicles backed by residential first mortgage loans.

Generally, an investment impairment analysis is performed every three months. Before an analysis is performed, the Company reviews the general market conditions for the specific type of underlying collateral of each of the non-agency CMOs and municipal obligations. With the assistance of third party experts as deemed necessary, the Company models the expected cash flows of the underlying mortgage assets using historical factors such as default rates, current delinquency rates and estimated factors such as prepayment speed, default speed and severity speed. Next, the cash flows are modeled through the appropriate waterfall for each non-agency CMOs tranche owned; the level of credit support provided by subordinated tranches is included in the waterfall analysis. The resulting cash flow of principal and interest is then utilized by management to determine the amount of credit losses by security.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

During the year ended December 31, 2012, the Company recognized $(2.2) million of OTTI on non-agency CMOs and the mortgage securitization, which were recognized on seven securities that had losses prior to December 31, 2012, primarily due to forecasted credit losses. At December 31, 2012, the Company had total OTTI of $2.8 million on one mortgage securitization, with existing OTTI in the available-for-sale portfolio, of which $5.0 million net loss was recognized in other comprehensive income (loss).

During the year ended December 31, 2011, the Company recognized $(24.0) million of OTTI on non-agency CMOs and the mortgage securitization, which were recognized on 11 securities that had losses prior to December 31, 2011, primarily due to forecasted credit losses. At December 31, 2011, the Company had total OTTI of $59.4 million on 11 non-agency CMOs and the mortgage securitization, with existing OTTI in the available-for-sale portfolio, of which $6.4 million net gain was recognized in other comprehensive income (loss).

During the year ended December 31, 2010, the Company recognized $(5.0) million of OTTI on non-agency CMOs and the mortgage securitization, which were recognized on ten securities that had losses prior to December 31, 2010, primarily due to forecasted credit losses. At December 31, 2010, the Company had total OTTI of $40.0 million on ten non-agency CMOs and the mortgage securitization, with existing OTTI in the available-for-sale portfolio, of which $48.6 million net gain was recognized in other comprehensive income (loss). All OTTI due to credit losses was recognized in current operations.

The impairment losses arising from credit related matters were reported in the Consolidated Statements of Operations.

The following table shows the activity for OTTI credit loss.

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Beginning balance of amount related to credit losses on non-agency CMOs and mortgage securitization	$(59,376)	$(40,045)	$(35,272)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the non-agency CMOs and mortgage securitization	6,680	4,708	218
Reductions for non-agency CMOs sold during the period (realized)	52,095	—	—
Additions for the amount related to the credit loss for which an OTTI impairment was not previously recognized	(2,192)	(24,039)	(4,991)
Ending balance of amount related to credit losses on non-agency CMOs and mortgage securitization	$(2,793)	$(59,376)	$(40,045)

Gains (losses) on the sale of U.S. government sponsored agency securities available-for-sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the year ended December 31, 2012, there were no sales of U.S. government sponsored agency securities with underlying mortgage products recently originated by the Bank. During the year ended December 31, 2011, sales of U.S. government sponsored agency securities with underlying mortgage products recently originated by the Bank were $13.9 million, resulting in $0.1 million of net gain on loan sales, compared to a $1.2 million net gain on $187.7 million of sales during the year ended December 31, 2010.

Gain (losses) on sales for all other available-for-sale securities types are reported in "net gain on securities available-for-sale" in the Consolidated Statements of Operations. During the year ended December 31, 2012, the Company had $253.7 million in sales of U.S. government sponsored agencies and non-agency CMOs resulting in a gain of $2.6 million and $4.6 million of purchased U.S. government sponsored agencies, which included a gain on sale of $0.5 million, compared to the year ended December 31, 2011 in which the Company had no sales of U.S. government sponsored agencies and non-agency CMOs. During the year ended December 31, 2010, the Company had a net gain of $6.7 million on $251.0 million sales of non-agency CMOs. The gain on the sale of non-agency CMOs and seasoned agency securities completed during the year ended December 31, 2012 resulted in the Company also recognizing $19.9 million of tax benefits representing the recognition of the residual tax effect associated with unrealized losses on this portfolio previously recorded in other comprehensive income (loss).

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

As of December 31, 2012 and 2011, the aggregate amount of available-for-sale securities from each of the following non-agency issuers was greater than 10 percent of the Company’s stockholders’ equity.

	December 31, 2012		December 31, 2011
Name of Issuer	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
	(Dollars in thousands)
Countrywide Home Loans (1)	$—	$—	$134,993	$124,313
FSTAR 2006-1 (1)	—	—	123,251	110,328
Total	$—	$—	$258,244	$234,641

(1)	As of December 31, 2012, Countrywide Home Loans and Flagstar Second Mortgage 2006-1 available-for-sale security no longer represents 10 percent of the Company's stockholders' equity.

The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2012 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available-for-Sale
December 31, 2012	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	13,611	13,611
Due after five years through ten years	—	—
Due after ten years	178,600	170,834
Total	$192,211	$184,445

Note 6 — Loans Held-for-Sale

Total loans held-for-sale were $3.9 billion and $1.8 billion at December 31, 2012 and 2011, respectively, and were comprised of residential first mortgage loans and commercial loans. The increase was primarily due to the agreements to sell the Northeast-based commercial loan portfolio, in which we transferred $927.7 million commercial loans from the held-for-investment portfolio to the held-for-sale portfolio, and an increase in loan originations net of loans sold with servicing retained and servicing released.

At December 31, 2012 and 2011, $2.9 billion and $1.6 billion of loans held-for-sale were recorded at fair value, respectively. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans for which quoted market prices were available. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management's best estimate of market interest rates for similar collateral.

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$3,012,039	$1,800,885
Commercial loans
Commercial real estate	280,399	—
Commercial and industrial	488,361	—
Commercial lease financing	158,921	—
Total commercial loans	927,681	—
Total consumer and commercial loans held-for-sale	$3,939,720	$1,800,885

Note 7 — Loans Repurchased with Government Guarantees

Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral right to repurchase certain delinquent loans (loans past due 90 days or more) securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

right, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company must treat the loans as having been repurchased and recognize the loans as loans held-for-sale on the Consolidated Statement of Financial Condition and also recognize a corresponding liability for a similar amount. If the loans are actually repurchased, the Company transfers the loans to loans repurchased with government guarantees and eliminates the corresponding liability. At December 31, 2012, the amount of such loans actually repurchased totaled $1.8 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $72.4 million and were classified as loans held-for-sale. At December 31, 2011, the amount of such loans actually repurchased totaled $1.9 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $117.2 million and were classified as loans held-for-sale.

Substantially all of these loans continue to be insured or guaranteed by the Federal Housing Administration ("FHA") and the Company’s management believes that the reimbursement process is proceeding appropriately. On average, claims have historically been filed and paid in approximately 18 months from the date of the initial delinquency; however increasing volumes throughout the country, as well as changes in the foreclosure process in certain states and other forms of government intervention may result in changes to the historical norm. These repurchased loans earn interest at a statutory rate, which varies and is based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent.

During the year ended December 31, 2012, the Company participated in a HUD-coordinated market auction of loans repurchased with government guarantees, which resulted in the conveyance, in an accelerated fashion, of $306.1 million of loans at par value to HUD. As a result, the Company recognized a reduction in otherwise expected curtailments of debenture interest income previously provided for, resulting in a benefit of $7.8 million that was applied against asset resolution expense during the year ended December 31, 2012.

On June 30, 2011, the Company implemented a reclassification in the financial statement treatment of amounts due from the FHA relating to the servicing of delinquent FHA loans to recognize the accrued credit attributable to the underlying interest income as interest income. Previously, such income relating to the servicing of such delinquent loans was applied as a net offset to non-interest expense (i.e., asset resolution expense). The impact of the reclassification on the years ended December 31, 2011, and 2010 was an increase in net interest income of $25.5 million and $35.0 million, respectively, with a corresponding increase to asset resolution expense.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 8 — Loans Held-for-Investment

Loans held-for-investment are summarized as follows.

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$3,009,251	$3,749,821
Second mortgage	114,885	138,912
Warehouse lending	1,347,727	1,173,898
HELOC	179,447	221,986
Other	49,611	67,613
Total consumer loans	4,700,921	5,352,230
Commercial loans
Commercial real estate	640,315	1,242,969
Commercial and industrial	90,565	328,879
Commercial lease financing	6,300	114,509
Total commercial loans	737,180	1,686,357
Total consumer and commercial loans held-for-investment	5,438,101	7,038,587
Less allowance for loan losses	(305,000)	(318,000)
Loans held-for-investment, net	$5,133,101	$6,720,587

For the years ended December 31, 2012 and 2011, the Company transferred $61.8 million and $16.7 million, respectively, of loans held-for-sale to loans held-for-investment. The loans transferred were carried at fair value, and will continue to be reported at fair value while classified as held-for-investment. During the year ended December 31, 2011, the Company sold $83.5 million of non-performing commercial real estate assets.

The Company's commercial leasing activities consisted primarily of equipment leases. Generally, lessees are responsible for all maintenance, taxes, and insurance on leased properties. The following table lists the components of the net investment in financing leases. The decrease in commercial lease financing was primarily due to the CIT Agreement to sell $158.9 million of Northeast-based commercial lease financing loans. See Note 2 of the Notes to the Consolidated Financial Statements, herein, for additional information regarding the sale.

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Total minimum lease payments to be received	$5,634	$115,216
Estimated residual values of lease properties	913	6,967
Unearned income	(346)	(8,894)
Net deferred fees and other	99	1,220
Net investment in commercial financing leases	$6,300	$114,509
The following outlines the Company’s minimum lease payment receivable for direct financing leases for the five succeeding years and thereafter.

December 31, 2012
(Dollars in thousands)
2013	$2,241
2014	2,587
2015	373
2016	366
2017	67
Thereafter	—
Total	$5,634

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The allowance for loan losses by class of loan is summarized in the following tables.

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
For the Year Ended December 31, 2012
Beginning balance allowance for loan losses	$179,218	$16,666	$1,250	$14,845	$2,434	$96,984	$5,425	$1,178	$318,000
Charge-offs	(175,803)	(18,753)	—	(17,159)	(4,423)	(105,285)	(4,627)	(1,191)	(327,241)
Recoveries	18,561	1,912	—	461	1,786	15,397	77	—	38,194
Provision	197,254	20,376	(351)	20,201	2,243	34,214	2,003	107	276,047
Ending balance allowance for loan losses	$219,230	$20,201	$899	$18,348	$2,040	$41,310	$2,878	$94	$305,000
For the Year Ended December 31, 2011
Beginning balance allowance for loan losses	$119,400	$25,186	$4,171	$24,819	$5,445	$93,437	$1,542	$—	$274,000
Charge-offs	(41,560)	(19,216)	(1,122)	(16,980)	(4,729)	(57,626)	(644)	—	(141,877)
Recoveries	1,656	1,642	5	1,510	1,603	2,408	122	—	8,946
Provision	99,722	9,054	(1,804)	5,496	115	58,765	4,405	1,178	176,931
Ending balance allowance for loan losses	$179,218	$16,666	$1,250	$14,845	$2,434	$96,984	$5,425	$1,178	$318,000
For the Year Ended December 31, 2010
Beginning balance allowance for loan losses	$277,321	$40,887	$3,766	$37,054	$3,998	$157,998	$2,976	$—	$524,000
Charge-offs	(474,195)	(27,846)	(2,154)	(21,495)	(5,583)	(153,020)	(1,181)	—	(685,474)
Recoveries	2,513	1,806	516	1,531	1,615	1,123	17	—	9,121
Provision	313,761	10,339	2,043	7,729	5,415	87,336	(270)	—	426,353
Ending balance allowance for loan losses	$119,400	$25,186	$4,171	$24,819	$5,445	$93,437	$1,542	$—	$274,000

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
December 31, 2012
Loans held-for-investment
Individually evaluated (1)	$805,787	$16,949	$—	$734	$—	$95,322	$41	$—	$918,833
Collectively evaluated (2)	2,203,464	97,936	1,347,727	178,713	49,611	544,993	90,524	6,300	4,519,268
Total loans	$3,009,251	$114,885	$1,347,727	$179,447	$49,611	$640,315	$90,565	$6,300	$5,438,101
Allowance for loan losses
Individually evaluated (1)	$150,545	$7,028	$—	$3,074	$—	$2,538	$10	$—	$163,195
Collectively evaluated (2)	68,685	13,173	899	15,274	2,040	38,772	2,868	94	141,805
Total allowance for loan losses	$219,230	$20,201	$899	$18,348	$2,040	$41,310	$2,878	$94	$305,000
December 31, 2011
Loans held-for-investment
Individually evaluated (1)	$744,604	$14,237	$307	$1,775	$2	$207,144	$2,402	$—	$970,471
Collectively evaluated (2)	3,005,217	124,675	1,173,591	220,211	67,611	1,035,825	326,477	114,509	6,068,116
Total loans	$3,749,821	$138,912	$1,173,898	$221,986	$67,613	$1,242,969	$328,879	$114,509	$7,038,587
Allowance for loan losses
Individually evaluated (1)	$113,569	$4,738	$—	$1,775	$2	$53,146	$1,588	$—	$174,818
Collectively evaluated (2)	65,649	11,928	1,250	13,070	2,432	43,838	3,837	1,178	143,182
Total allowance for loan losses	$179,218	$16,666	$1,250	$14,845	$2,434	$96,984	$5,425	$1,178	$318,000

(1)
Represents loans individually evaluated for impairment in accordance with ASC Topic 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

(2)
Represents loans collectively evaluated for impairment in accordance with ASC Topic 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Investment Loans	90 Days and Still Accruing
	(Dollars in thousands)
December 31, 2012
Consumer loans
Residential first mortgage	$62,445	$16,693	$306,486	$385,624	$2,623,627	$3,009,251	$—
Second mortgage	1,171	727	3,724	5,622	109,263	114,885	—
Warehouse lending	—	—	—	—	1,347,727	1,347,727	—
HELOC	2,484	910	3,025	6,419	173,028	179,447	—
Other	587	248	183	1,018	48,593	49,611	—
Total consumer loans	66,687	18,578	313,418	398,683	4,302,238	4,700,921	—
Commercial loans
Commercial real estate	6,979	6,990	86,367	100,336	539,979	640,315	—
Commercial and industrial	—	—	41	41	90,524	90,565	—
Commercial lease financing	—	—	—	—	6,300	6,300	—
Total commercial loans	6,979	6,990	86,408	100,377	636,803	737,180	—
Total loans	$73,666	$25,568	$399,826	$499,060	$4,939,041	$5,438,101	$—
December 31, 2011
Consumer loans
Residential first mortgage	$74,934	$37,493	$372,514	$484,941	$3,264,880	$3,749,821	$—
Second mortgage	1,887	1,527	6,236	9,650	129,262	138,912	—
Warehouse lending	—	—	28	28	1,173,870	1,173,898	—
HELOC	5,342	2,111	7,973	15,426	206,560	221,986	—
Other	1,507	471	611	2,589	65,024	67,613	34
Total consumer loans	83,670	41,602	387,362	512,634	4,839,596	5,352,230	34
Commercial loans
Commercial real estate	7,453	12,323	99,335	119,111	1,123,858	1,242,969	5,536
Commercial and industrial	11	62	1,670	1,743	327,136	328,879	65
Commercial lease financing	—	—	—	—	114,509	114,509	—
Total commercial loans	7,464	12,385	101,005	120,854	1,565,503	1,686,357	5,601
Total loans	$91,134	$53,987	$488,367	$633,488	$6,405,099	$7,038,587	$5,635

     Loans on which interest accruals have been discontinued totaled approximately $401.7 million at December 31, 2012 and $482.7 million at December 31, 2011. Interest income is recognized on impaired loans using a cost recovery method unless the receipt of principal and interest as they become contractually due is not in doubt. Interest that would have been accrued on such loans totaled approximately $16.5 million, $19.6 million, and $15.5 million during 2012, 2011, and 2010, respectively.

Loan Modifications

A portion of the Company's residential first mortgages have been modified under Company-developed programs. These programs first require an extension of term followed by a reduction of the interest rate. The increase at December 31, 2012, as compared to December 31, 2011 was primarily due to the implementation of the OCC guidance on bankruptcies during 2012. See Note 2 of the Notes to the Consolidated Financial Statements, herein, for additional information regarding the guidance.
At December 31, 2012 and 2011, approximately $3.3 million and $47.2 million, respectively, in commercial loan balances had been modified, primarily consisting of commercial real estate loans.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable period of time subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or non-performing) through the calendar year in which historical payment performance on the restructured note has been established. At December 31, 2012 and 2011, there was approximately $5.7 million and $21.8 million, respectively, in carrying amount representing four and ten A/B structures, respectively.

Troubled Debt Restructurings

The following table provides a summary of TDRs by type and performing status.

	TDRs
	Performing	Non-performing	Total
December 31, 2012	(Dollars in thousands)
Consumer loans (1)
Residential first mortgage	$573,941	$140,773	$714,714
Second mortgage	14,534	2,415	16,949
Total consumer loans	588,475	143,188	731,663
Commercial loans (2)
Commercial real estate	1,287	2,056	3,343
Total TDRs	$589,762	$145,244	$735,006

December 31, 2011
Consumer loans (1)
Residential first mortgage	$488,896	$165,655	$654,551
Second mortgage	10,542	1,419	11,961
Other consumer	—	2	2
Total consumer loans	499,438	167,076	666,514
Commercial loans (2)
Commercial real estate	17,737	29,509	47,246
Total TDRs	$517,175	$196,585	$713,760

(1)	The allowance for loan losses on consumer TDR loans totaled $159.0 million and $85.2 million at December 31, 2012 and 2011, respectively.

(2)	The allowance for loan losses on commercial TDR loans totaled $0.3 million and $32.2 million at December 31, 2012 and 2011, respectively.

TDRs returned to performing (accrual) status totaled $117.7 million and $127.8 million during the years ended December 31, 2012 and 2011, respectively, and are excluded from non-performing loans. TDRs that have demonstrated a period of at least six months of consecutive performance under the modified terms, are returned to performing (i.e., accrual) status and are excluded from non-performing loans. Although these TDRs have been returned to performing status, they will still continue to be classified as impaired until they are repaid in full, or foreclosed and sold, and included as such in the tables within "repossessed assets." Although many of the TDRs continue to be performing, the full collection of principal and interest on some TDRs may not occur. The resulting potential incremental losses are measured through impairment analysis on all TDRs and have been factored into our allowance for loan losses. At December 31, 2012 and 2011, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, but instead give rise to potential incremental losses. Such losses are factored into the Company's allowance for loan losses estimate. The impairment of TDRs is measured in accordance with ASC Topic 310-10 (see the table below presenting impaired loans with change in allowance upon modification). Management uses the pooling method to measure impairment under ASC Topic 310-10 for certain loans in its portfolio and also individually measures impairment under ASC Topic 310-10 for other loans in the portfolio depending on the risk characteristics underlying the loan and the availability of data. Management expects

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

to continue to refine this process for operational efficiency purposes that will allow for periodic review and updates of impairment data of TDRs grouped by similar risk characteristics. The Company measures impairment using the discounted cash flow method for performing TDRs and measures impairment based on collateral values for re-defaulted TDRs.

The following table presents the years ended December 31, 2012 and 2011 number of accounts, pre-modification unpaid principal balance, and post-modification unpaid principal balance that were new modified TDRs during the years ended December 31, 2012 and 2011. In addition, the table presents the number of accounts and unpaid principal balance of loans that have subsequently defaulted during the years ended December 31, 2012 and 2011 that had been modified in a TDR during the 12 months preceding each period. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted as of greater than 90 days past due.

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
For the Year Ended December 31, 2012	(Dollars in thousands)
Residential first mortgages	884	$287,865	$267,364	$29,357
Second mortgages	301	15,287	9,312	(435)
HELOC	69	2,515	—	(178)
Total TDR loans	1,254	$305,667	$276,676	$28,744
For the Year Ended December 31, 2011
Residential first mortgages	455	$168,849	$171,649	$(5,021)
Second mortgages	27	1,999	2,012	—
Other consumer	1	2	2	—
Commercial real estate	6	12,025	7,298	(1,011)
Total TDR loans	489	$182,875	$180,961	$(6,032)

	TDRs that subsequently defaulted in previous 12 months (2)
	Number of Accounts	Unpaid Principal Balance	Increase (Decrease) in Allowance at Subsequent Default
For the Year Ended December 31, 2012	(Dollars in thousands)
Residential first mortgages	72	$20,523	$4,451
Second mortgages	19	1,094	441
Total TDR loans	91	$21,617	$4,892
For the Year Ended December 31, 2011
Residential first mortgages	35	$10,796	$1,854
Second mortgages	2	233	—
Total TDR loans	37	$11,029	$1,854

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table presents impaired loans with no related allowance and with an allowance recorded.

	December 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Consumer loans
Residential first mortgage	$231,750	$360,575	$—	$45,604	$45,604	$—
Second mortgage	1,170	4,545	—	—	—	—
Warehouse lending	—	—	—	307	869	—
HELOC	—	2,506	—	—	—	—
Commercial loans
Commercial real estate	79,782	109,483	—	47,564	49,156	—
	$312,702	$477,109	$—	$93,475	$95,629	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$574,037	$573,610	$150,545	$699,000	$699,000	$113,569
Second mortgage	15,779	15,779	7,028	14,237	14,237	4,738
HELOC	734	734	3,074	1,775	1,775	1,775
Other consumer	—	—	—	2	2	2
Commercial loans
Commercial real estate	15,540	22,917	2,538	159,581	166,874	53,145
Commercial and industrial (1)	41	97	10	2,402	2,402	1,588
	$606,131	$613,137	$163,195	$876,997	$884,290	$174,817
Total
Consumer loans
Residential first mortgage	$805,787	$934,185	$150,545	$744,604	$744,604	$113,569
Second mortgage	16,949	20,324	7,028	14,237	14,237	4,738
Warehouse lending	—	—	—	307	869	—
HELOC	734	3,240	3,074	1,775	1,775	1,775
Other consumer	—	—	—	2	2	2
Commercial loans
Commercial real estate	95,322	132,400	2,538	207,145	216,030	53,145
Commercial and industrial	41	97	10	2,402	2,402	1,588
Total impaired loans	$918,833	$1,090,246	$163,195	$970,472	$979,919	$174,817

     The increase in the residential first mortgage impaired loans was primarily due to the refinements to existing loan models done during the first quarter 2012, which resulted in loans severely past due written down to underlying collateral value and specific reserves were removed. The increase in the impaired commercial real estate loans was primarily due to charge-offs on loans, which resulted in no related allowance.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

	For the Years Ended December 31,
	2012		2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$761,213	$12,833	$625,104	$17,068	$609,516	$22,858
Second mortgage	15,609	155	13,521	508	13,987	551
Warehouse lending	—	—	235	—	—	—
HELOC	522	—	365	12	55	3
Commercial loans
Commercial real estate	142,454	2,345	198,872	5,843	363,709	7,612
Commercial and industrial	99	5	2,155	87	3,320	6
Total impaired loans	$919,897	$15,338	$840,252	$23,518	$990,587	$31,030

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

Special mention/watch. Assets identified as special mention or watch possess credit deficiencies or potential weaknesses deserving management's close attention. Special mention or watch assets have a potential weakness or pose an unwarranted financial risk that, if not corrected, could weaken the assets and increase risk in the future.

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

	As of December 31, 2012
Commercial Credit Exposure	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade
Pass	$277,037	$82,184	$6,300	$365,521
Special mention/watch	230,937	1,642	—	232,579
Substandard	132,341	6,739	—	139,080
Total loans	$640,315	$90,565	$6,300	$737,180

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

	As of December 31, 2012
Consumer Credit Exposure	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total
	(Dollars in thousands)
Grade
Pass	$2,118,961	$95,969	$1,081,579	$175,512	$49,180	$3,521,201
Special mention/watch	583,804	15,192	266,148	910	248	866,302
Substandard	306,486	3,724	—	3,025	183	313,418
Total loans	$3,009,251	$114,885	$1,347,727	$179,447	$49,611	$4,700,921

	As of December 31, 2011
Commercial Credit Exposure	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade
Pass	$702,641	$324,920	$114,509	$1,142,070
Special mention/watch	347,440	1,595	—	349,035
Substandard	192,853	2,364	—	195,217
Doubtful	35	—	—	35
Total loans	$1,242,969	$328,879	$114,509	$1,686,357

	As of December 31, 2011
Consumer Credit Exposure	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total
	(Dollars in thousands)
Grade
Pass	$2,915,673	$120,898	$1,173,591	$211,801	$66,531	$4,488,494
Special mention/watch	515,221	11,773	—	2,111	471	529,576
Substandard	318,927	6,241	307	8,074	611	334,160
Total loans	$3,749,821	$138,912	$1,173,898	$221,986	$67,613	$5,352,230

Note 9 — Concentrations of Credit

Properties collateralizing residential first mortgage loans held-for-investment were geographically disbursed throughout the United States (measured by principal balance and expressed as a percent of the total).

	December 31,
State	2012	2011
California	30.7%	32.4%
Florida	13.9%	12.9%
Michigan	9.9%	9.2%
Washington	4.6%	4.8%
Arizona	4.2%	4.1%
Texas	2.2%	3.2%
All other states (1)	34.5%	33.4%
Total	100.0%	100.0%

(1)	No other state contains more than 3.0 percent of the total.

A substantial portion of the Company’s commercial real estate loan portfolio at December 31, 2012, 66.5 percent, is collateralized by properties located in Michigan. At December 31, 2011, the Company’s commercial real estate portfolio in Michigan was 44.5 percent of the total portfolio.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Additionally, the following loan products’ contractual terms may give rise to a concentration of credit risk and increase the Company’s exposure to risk of non-payment or realization:

(a)	Hybrid or ARM loans that are subject to future payment increases;

(b)	Option ARM loans that permit negative amortization; and

(c)	Loans under (a) or (b) above with LTV ratios above 80 percent;

The following table details the unpaid principal balance of these loans at December 31, 2012 and 2011.

	Held-for-Investment Portfolio Loans
	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Amortizing hybrid ARMs
3/1 ARM	$118,026	$147,203
5/1 ARM	408,593	607,788
7/1 ARM	20,532	67,392
Interest only hybrid ARMs
3/1 ARM	170,198	222,200
5/1 ARM	797,347	1,048,006
7/1 ARM	54,417	88,593
Option ARMs	55,848	91,786
All other ARMs	109,827	113,132
Total	$1,734,788	$2,386,100
Of the loans listed above, the following have original LTV ratios exceeding 80 percent.

	Principal Outstanding
	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Loans with original LTV ratios above 80 percent
> 80%< = 90%	$114,736	$144,988
> 90%< = 100%	97,160	150,513
>100%	5,343	6,572
Total	$217,239	$302,073

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 10 — Pledged Assets

The Company has pledged certain securities and loans to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the FHLB of Indianapolis and other potential future obligations. The following table details pledged asset by asset class, and the carrying value of pledged assets and the asset maturities. See Note 16 of the Notes to the Consolidated Financial Statements, herein, for cash and securities pledged for derivative activities.

	December 31, 2012		December 31, 2011
	Carrying Value	Maturities	Carrying Value	Maturities
	(Dollars in thousands)
Cash	$9,812	—	$31,716	—
Securities classified as trading
U.S. Treasury bonds	62,382	Various	166,934	Various
Securities classified as available-for-sale
Non-agency CMOs	—	—	110,328	2036
Loans
Residential first mortgage (1)	4,517,632	Various	4,444,186	Various
Second mortgage	97,133	Various	128,113	Various
Warehouse	411,320	Various	—	Various
HELOC	161,016	Various	33,505	Various
Commercial loans	495,281	Various	504,579	Various
Loans repurchased with government guarantees	1,452,642	Various	1,741,857	Various
Totals	$7,207,218		$7,161,218

(1)	Includes residential first mortgage loans held-for-investment and residential first mortgage loans held-for-sale.

Note 11 — Private-label Securitization Activity

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

In April 2006, the Company completed a $400.0 million securitization transaction involving fixed second mortgage loans that the Company held at the time in its investment portfolio. The transaction was treated as a recharacterization of loans held for investment to securities held to maturity and, therefore, no gain on sale was recorded. As of December 31, 2012, the Company still holds this mortgage securitization in available-for-sale investment securities. The offered securities in this second mortgage loan securitization were guaranteed by MBIA Insurance Corporation ("MBIA").

In addition, in March 2007, the Company completed a $620.9 million non-agency securitization transaction involving closed-ended, fixed and adjustable rate second mortgage loans and recorded $22.6 million in residual interests and servicing assets. In June 2007, the Company completed a secondary closing for $98.2 million and recorded an additional $4.2 million in residual interests. The offered securities in this second mortgage loan securitization were guaranteed by MBIA.
The Company has not engaged in any private-label securitization activity except for these four securitizations completed during 2005 through 2007.
In connection with the four private-label securitizations, the Company's retained interests in the securitized mortgage loans and trusts, which generally consisted of residual interests, transferors' interests, and servicing assets. The residual interests

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

represent the present value of future cash flows expected to be received by the Company. Residual interests are accounted for at fair value and are included as securities classified as trading in the Consolidated Statements of Financial Condition. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the Consolidated Statements of Operations. At December 31, 2012, the Company's residual interests have been deemed to have no value and have been written off. The transferors' interests represent draws on the HELOCs subsequent to them being sold to the trusts that were funded by the Bank rather than being purchased by the securitization trusts. The transferors' interest relating to the FSTAR 2006-2 HELOC Securitization has been fully reserved for and the FSTAR 2005-1 HELOC Securitization has been partially reserved for. The transferors' interests are included in loans held-for-investment in the Consolidated Statements of Financial Condition. At December 31, 2012, the Company no longer serviced any of the loans that were sold to the private-label securitization trusts, and therefore had no servicing assets accounted for on an amortized cost method.

The following table sets forth certain characteristics of each of the HELOC securitizations at their inception and the current characteristics as of and for the year ended December 31, 2012.

	2005-1 at Inception	2005-1 Current Levels	2006-2 at Inception	2006-2 Current Levels
	(Dollars in thousands)
HELOC Securitization
Number of loans	8,155	2,204	4,186	1,692
Aggregate principal balance	$600,000	$98,228	$302,182	$102,195
Average principal balance	$55	$45	$72	$60
Weighted average fully indexed interest rate	8.43%	5.72%	9.43%	6.41%
Weighted average original term	120 months	120 months	120 months	120 months
Weighted average remaining term	112 months	30 months	112 months	44 months
Weighted average original credit score	722	717	715	719

The following table sets forth certain characteristics of each of the fixed rate second mortgage securitizations at their inception and the current characteristics as of and for the year ended December 31, 2012.

	2006-1 at Inception	2006-1 Current Levels	2007-1 at Inception	2007-1 Current Levels
	(Dollars in thousands)
Fixed Rate Second Mortgage Securitization
Number of loans	8,325	2,656	12,416	4,988
Aggregate principal balance	$398,706	$99,557	$622,100	$204,208
Average principal balance	$49	$37	$50	$41
Weighted average fully indexed interest rate	7.04%	6.78%	8.22%	7.23%
Weighted average original term	187 months	187 months	194 months	194 months
Weighted average remaining term	179 months	100 months	185 months	117 months
Weighted average original credit score	729	728	726	729

Transferor’s Interests

Under the terms of the HELOC securitizations, the trusts have purchased and were initially obligated to pay for any subsequent additional draws on the lines of credit transferred to the trusts. Upon entering a rapid amortization period, the Company becomes obligated to fund the purchase of those additional balances as they arise in exchange for a beneficial interest in the trust (transferors' interest). The Company must continue to fund the required purchase of additional draws by the trust as long as the securitization remains active. The table below identifies the draw contributions for each of the HELOC securitization trusts as well as the fair value of the transferors' interests.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

	At December 31,
Summary of Transferor’s Interest by Securitization	2012		2011
	FSTAR 2005-1	FSTAR 2006-2	FSTAR 2005-1	FSTAR 2006-2
	(Dollars in thousands)
Total draw contribution	$35,782	$51,320	$35,430	$51,265
Additional balance increase amount (1)	$25,311	$28,134	$26,567	$29,964
Transferor’s interest ownership percentage	24.99%	26.96%	22.18%	24.49%
Fair value of transferor’s interests	$7,103	$—	$9,594	$—
Transferor’s interest reserve	$479	$97	$309	$643

(1)	Additional draws on lines of credit for which the Company receives a beneficial interest in the Trust.

FSTAR 2005-1 HELOC Securitization. At December 31, 2012 and 2011, outstanding claims due to the note insurer were $16.8 million and $14.4 million, respectively, and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the fair value/carrying amount of the transferor’s interest was $7.1 million and $9.6 million, respectively. The Company recorded a liability to reflect the expected liability arising from losses on future draws associated with this securitization, of which $0.5 million remained at December 31, 2012. In determining this liability, the Company assumed (i) no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferors' interests by the Company would have a loss rate of 71.9 percent.

In order to estimate losses on future draws and the timing of such losses, a forecast for the draw reserve was established. The forecast was used as the basis for recording the liability. Historical observations and draw behavior formed the basis for establishing the key assumptions and forecasted draw reserve.

First, the forecast assumed a 71.9 percent loss on all future draws. Second, the forecast projected future obligations on a monthly basis using twelve-month rolling average of the actual draws as a percentage of the unfunded balance. For example, for the period ended December 31, 2012, the twelve-month rolling average draw rate was 1.0 percent of the unfunded commitments (i.e., those still active). This percentage was computed by dividing (i) the actual draw rate over the twelve month period ending on that date, by (ii) the balance of the unfunded commitments still active on that date. The draw rate was then used to project monthly draws through the remaining expected life of the securitization. In doing so, the 1.0 percent draw rate (as noted above) was applied against the expected declining level of unfunded commitments in future months caused by payoffs, credit terminations and line cancellations. This rate of decline was based on historical experience within the securitization pool of loans.

These calculations of future monthly draws comprise, in the aggregate, the total dollar amount of expected future draws from the securitization pool. Despite a significant reduction in the unfunded commitments, the Company has not observed a similar reduction in the actual draw rate. Even with a constant draw rate, such total dollar amount declines to the extent the level of unfunded commitments that are still active declines, as is the case in the forecast. Because the expected loss on future draws on December 31, 2012 was 71.9 percent, the expected future draws equaled the potential future draw liability at that date.

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

The forecast also reflects the low or zero draw rates of certain of the unfunded commitments that are still active (i.e., $2.9 million and $3.8 million for FSTAR 2005-1 HELOC Securitization at December 31, 2012 and 2011, respectively). For instance, some loans are still active but have never been drawn upon, suggesting that the loan may have been acquired at the time of a related first mortgage origination solely for contingency purposes but without any actual intent to draw. Similarly, another group of active loans were fully drawn upon at the time of the related first mortgage origination and have been paid down over time, suggesting that the borrower intended the HELOC to serve more as a second mortgage rather than as a revolving line of credit.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

FSTAR 2006-2 HELOC Securitization. At December 31, 2012 and 2011, outstanding claims due to the note insurer were $88.7 million and $82.7 million, respectively, and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, there was no carrying amount of the transferor’s interest. The Company recorded a liability of $7.6 million to reflect the expected liability arising from losses on future draws associated with this securitization, of which $0.1 million remained at December 31, 2012. In determining this liability, the Company (i) assumed no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 100.0 percent.

In order to estimate losses on future draws and the timing of such losses, a forecast for the draw reserve was established. The forecast was used as the basis for recording the liability. Historical observations and draw behavior formed the basis for establishing the key assumptions and forecasted draw reserve.

First, the forecast assumed a 100 percent loss on all future draws. Second, the forecast projected future obligations on a monthly basis using a three-month rolling average of the actual draws as a percentage of the unfunded balance. For example, for the period ended December 31, 2012, the three-month rolling average draw rate was 0.49 percent of the unfunded commitments (still active). This percentage was computed by dividing (i) the actual draw rate over the three month period ending on that date, by (ii) the balance of the unfunded commitments still active on that date. The draw rate was then used to project monthly draws through the remaining expected life of the securitization. In doing so, the 0.49 percent draw rate (as noted above) was applied against the expected declining level of unfunded commitments in future months caused by payoffs, credit terminations and line cancellations. This rate of decline was based on historical experience within the securitization pool of loans.

These calculations of future monthly draws comprise, in the aggregate, the total dollar amount of expected future draws from the securitization pool. Despite a significant reduction in the unfunded commitments, the Company has not observed a similar reduction in the actual draw rate. Even with a constant draw rate, such total dollar amount declines to the extent the level of unfunded commitments that are still active declines, as is the case in the Company’s forecast. Because the expected loss on future draws in December 2012 was 100 percent, the expected future draws equaled the potential future draw liability at that date.

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

The forecast also reflects the low or zero draw rates of certain of the unfunded commitments that are still active (i.e., $0.4 million and $1.6 million for FSTAR 2006-2 HELOC Securitization at December 31, 2012 and 2011, respectively). For instance, some loans are still active but have never been drawn upon, suggesting that the loan may have been acquired at the time of a related first mortgage origination solely for contingency purposes but without any actual intent to draw. Similarly, another group of active loans were fully drawn upon at the time of the related first mortgage origination and have been paid down over time, suggesting that the borrower intended the HELOC to serve more as a second mortgage rather than as a revolving line of credit.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table outlines the Company’s expected losses on future draws on loans in FSTAR 2005-1 and FSTAR 2006-2 at December 31, 2012.

	Unfunded Commitments (1)	Expected Future Draws as % of Unfunded Commitments (2)	Expected Future Draws (3)	Expected Loss (4)	Potential Future Liability (5)
	(Dollars in thousands)
FSTAR 2005-1 HELOC Securitization	$2,942	8.5%	$249	71.9%	$179
FSTAR 2006-2 HELOC Securitization	489	16.5%	72	100.0%	72
Total	$3,431		$321		$251

(1)	Unfunded commitments represent the amounts currently fundable at the dates indicated because the underlying borrowers' lines of credit are still active.

(2)	Expected future draws on unfunded commitments represents the historical draw rate within the securitization.

(3)	Expected future draws reflects unfunded commitments multiplied by expected future draws percentage.

(4)	Expected losses represent an estimated reduction in carrying value of future draws.
(5)Potential future liability reflects expected future draws multiplied by expected losses.

The table below sets forth key assumptions and the hypothetical sensitivity of the value of the transferor’s interest and the related liability to an immediate adverse change in key assumptions for both the FSTAR 2005-1 HELOC Securitization and FSTAR 2006-2 HELOC Securitization. Changes in value based on 10 percent and 20 percent variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. In practice, changes in one factor may result in changes in other factors, such as increases in market interest rates that may magnify or counteract sensitivities.

	Fair Value	Prepayment Speed	Cumulative Loss Rate	Annual Discount Rate	Change In Valuation
FSTAR 2005-1
Transferors' interest valuation as of December 31, 2012	$7,103	12.0%	14.3%	5.7%	$—
10 percent adverse change in assumption	$6,039	13.2%	14.4%	6.3%	$(1,065)
20 percent adverse change in assumption	$5,150	14.4%	14.5%	6.9%	$(1,953)
	Fair Value	Loss Rate	Projected Draw Rate	Projected Unfunded Decline	Change In Reserve
FSTAR 2005-1
Transferors' interest liability as of December 31, 2012	$667	71.9%	0.96%	(1.95)%	$—
10 percent adverse change in assumption	$803	74.7%	1.06%	(1.76)%	$120
20 percent adverse change in assumption	$898	77.5%	1.15%	(1.56)%	$217
FSTAR 2006-2
Transferors' interest liability as of December 31, 2012	$97	100.0%	0.84%	(2.01)%	$—
10 percent adverse change in assumption	$154	100.0%	0.92%	(1.81)%	$57
20 percent adverse change in assumption	$177	100.0%	1.01%	(1.61)%	$80

Securitization Litigations

The Company is in litigation with Assured and MBIA regarding the alleged breach of various loan level representations and warranties made by the Company in connection with the four private-label securitizations. See Note 29 of the Notes to Consolidated Financial Statements, herein, for further information regarding the securitization litigations.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Unfunded Commitments

The table below identifies separately for each HELOC securitization trust: (i) the notional amount of the total unfunded commitment under the Company's contractual arrangements, (ii) unfunded commitments that have been frozen or suspended because the borrowers do not currently meet the contractual requirements under their HELOC with the Company, and (iii) the amount currently fundable because the underlying borrowers' lines of credit are still active.

	FSTAR 2005-1	FSTAR 2006-2	Total
	(Dollars in thousands)
At December 31, 2012
Notional amount of unfunded commitments (1)	$30,767	$27,447	$58,214
Frozen or suspended unfunded commitments	$27,825	$26,958	$54,783
Unfunded commitments still active	$2,942	$489	$3,431
At December 31, 2011
Notional amount of unfunded commitments (1)	$33,227	$31,257	$64,484
Frozen or suspended unfunded commitments	$29,454	$29,667	$59,121
Unfunded commitments still active	$3,773	$1,590	$5,363

(1)
The Company's total potential funding obligation is dependent on both (a) borrower behavior (e.g., the amount of additional draws requested) and (b) the contractual draw period (remaining term) available to the borrowers. Because borrowers can make principal payments and restore the amounts available for draws and then borrow additional amounts as long as their lines of credit remain active, the funding obligation has no specific limitation and it is not possible to define the maximum funding obligation. However, the Company expects that the maturity dates of the FSTAR 2005-1 HELOC Securitization and the FSTAR 2006-2 HELOC Securitization pools will be reached in 2015 and 2017, respectively, and the Company's exposure will be substantially mitigated at such times, based on prepayment speeds and losses in the cash flow forecast.

Credit Risk on Securitization

With respect to the issuance of private-label securitizations, the Company retains certain limited credit exposure in that it retains non-investment grade residual securities in addition to customary representations and warranties. The Company does not have credit exposure associated with non-performing loans in securitizations beyond its investment in retained interests in non-investment grade residuals and draws (transferors' interests) on HELOCs that it funds and which are not reimbursed by the respective trust. The value of the Company's transferors' interests reflects the Company's credit loss assumptions as applied to the underlying collateral pool. To the extent that actual credit losses exceed the assumptions, the value of the Company's non-investment grade residual securities and unreimbursed draws will be diminished.

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

	At December 31,
	2012		2011
	Amount of Loans Serviced	Balance of Retained Assets With Credit Exposure	Amount of Loans Serviced	Balance of Retained Assets With Credit Exposure
	(Dollars in thousands)
Private-label securitizations	$—	$7,103	$—	$9,594

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 12 — Repossessed Assets

Repossessed assets include the following.

	December 31,
	2012	2011
	(Dollars in thousands)
One-to-four family properties	$67,863	$71,016
Commercial properties	52,869	43,699
Total repossessed assets	$120,732	$114,715

Note 13 — FHLB Stock

The Company’s investment in FHLB stock remained unchanged at $301.7 million at December 31, 2012 from December 31, 2011. As a member of the FHLB, the Company is required to hold shares of FHLB stock in an amount equal to at least 1.0 percent of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 5 percent of FHLB advances, whichever is greater. During 2012 the Company had no redemptions of FHLB stock and during 2011 the Company redeemed $35.5 million in FHLB stock. Dividends received on the stock equaled $9.4 million, $8.3 million, and $7.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. These dividends were recorded in the Consolidated Statements of Operations as other fees and charges, net.

Note 14 — Premises and Equipment

Premises and equipment balances and estimated useful lives are as follows.

	Estimated Useful Lives	December 31,
		2012	2011
		(Dollars in thousands)
Land	—	$66,206	$64,095
Office buildings	31.5 years	128,692	127,591
Computer hardware and software	3 — 5 years	159,908	128,543
Furniture, fixtures and equipment	5 — 7 years	67,029	71,306
Automobiles	3 years	230	252
Total		422,065	391,787
Less accumulated depreciation		(203,006)	(188,209)
Premises and equipment, net		$219,059	$203,578

Depreciation expense amounted to approximately $19.2 million, $15.2 million, and $17.8 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company conducts a portion of its business from leased facilities. Such leases are considered to be operating leases based on their lease terms. Lease rental expense totaled approximately $6.8 million, $6.5 million, and $6.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following outlines the Company’s minimum contractual lease obligations.

December 31, 2012
(Dollars in thousands)
2013	$7,023
2014	6,512
2015	5,259
2016	3,534
2017	2,305
Thereafter	1,809
Total	$26,442

Note 15 — Mortgage Servicing Rights

The Company has obligations to service residential first mortgage loans. Servicing of residential first mortgage loans is a significant business activity of the Company. The Company recognizes MSR assets on residential first mortgage loans when it retains the obligation to service these loans upon sale. MSRs are subject to changes in value from, among other things, changes in interest rates, prepayments of the underlying loans and changes in credit quality of the underlying portfolio. The Company utilizes the fair value method for residential first MSRs, as elected by under ASC Topic 820, Fair Value Measurement. As such, the Company currently hedges certain risks of fair value changes of MSRs using derivative instruments that are intended to change in value inversely to part or all of the changes in the components underlying the fair value of MSRs.

The Company invests in MSRs to support mortgage strategies and to deploy capital at acceptable returns. The Company also deploys derivatives and other fair value assets as economic hedges to offset changes in fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. The Company's portfolio of MSRs is highly sensitive to movements in interest rates, and hedging activities related to the portfolio. The primary risk associated with MSRs is they will lose a substantial portion of value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. There is also a risk of valuation decline due to higher than expected increases in default rates, but the Company does not believe such risk can be sufficiently quantified to effectively hedge. See Note 16 of the Notes to the Consolidated Financial Statements, herein, for additional information regarding the instruments utilized to hedge the risks of MSRs.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows.

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of period	$510,475	$580,299	$649,133
Additions from loans sold with servicing retained	535,875	254,824	239,395
Reductions from bulk sales (1)	(139,738)	(88,828)	(137,392)
Changes in fair value due to (2)
Decrease in MSR value (3)	(151,470)	(67,881)	(80,118)
All other changes in valuation inputs or assumptions (4)	(44,351)	(167,939)	(90,719)
Fair value of MSRs at end of period	$710,791	$510,475	$580,299
Unpaid principal balance of residential mortgage loans serviced for others (period end)	$76,821,222	$63,770,676	$56,040,063

(1)	Includes bulk sales related to underlying serviced loans totaling $17.4 billion, $9.2 billion and $13.4 billion, respectively, for the years ended December 31, 2012, 2011 and 2010.

(2)	Changes in fair value are included within loan administration income on the Consolidated Statements of Operations.

(3)	Represents decrease in MSR value associated with loans that paid-off during the period.

(4)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

The fair value of MSRs is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, and other

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

economic factors, which are determined based on current market conditions. The Company periodically obtains third-party valuations of its MSRs to assess the reasonableness of the fair value calculated by the valuation model.

The key economic assumptions used in determining the fair value of those MSRs capitalized during the years ended December 31, 2012, 2011 and 2010 were as follows.

	For the Years Ended December 31,
	2012	2011	2010
Weighted-average life (in years)	6.1	5.9	5.4
Weighted-average constant prepayment rate	14.8%	18.7%	22.2%
Weighted-average discount rate	7.1%	7.6%	7.8%

The key economic assumptions used in determining the fair value of MSRs at year end were as follows.

	December 31,
	2012	2011	2010
Weighted-average life (in years)	5.3	4.5	5.8
Weighted-average (CPR)	17.3%	21.6%	16.9%
Weighted-average discount rate	7.0%	7.2%	9.1%

During the fourth quarter of 2010, the Company transferred its mortgage servicing rights with respect to its private-label securitizations, i.e., related to HELOC and second mortgage loans, to a third-party servicer pursuant to the terms of the applicable servicing agreements. As a result, for the year ended December 31, 2012, the Company did not hold any mortgage servicing rights related to such securitizations.

Contractual servicing fees. Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income on the Consolidated Statements of Operations.

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Residential first mortgage	$208,864	$169,884	$151,145
Other	751	211	3,197
Total	$209,615	$170,095	$154,342

Note 16 — Derivative Financial Instruments

The Company follows the provisions of derivatives and hedging accounting guidance, which require it to recognize all derivative instruments on the Consolidated Statements of Financial Condition at fair value. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require a small or no net investment, and allow for the net settlement of positions. A derivative's notional amount serves as the basis for the payment provision of the contract, and takes the form of units, such as shares or dollars. A derivative's underlying variable is a specified interest rate, security price, commodity price, foreign exchange rate, index, or other variable. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the fair value of the derivative contract. Generally, these instruments help the Company manage exposure to interest rate risk, mitigate the credit risk inherent in the loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. The following derivative financial instruments were identified and recorded at fair value as of December 31, 2012 and 2011:

•	Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sale contracts;

•	Rate lock commitments;

•	Interest rate swap; and

•	U.S. Treasury and euro dollar futures and options.

Derivative assets and liabilities are recorded at fair value on the balance sheet, after taking into account the effects of bilateral collateral and master netting agreements. Gross positive fair values are netted with gross negative fair values by

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

counterparty pursuant to a valid master netting agreement. In addition, payables and receivables in respect of cash collateral received from or paid to a given counterparty are included in this netting. However, non-cash collateral is not included. These agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. As a result, the Company could have derivative contracts with negative fair values included in derivative assets on the balance sheet and contracts with positive fair values included in derivative liabilities.

Derivatives Not Designated in Hedge Relationships

Like other financial services institutions, the Company originates loans and extends credit, both of which expose the Company to credit risk. The Company actively manages the overall loan portfolio and the associated credit risk in a manner consistent with asset quality objectives. This objective is accomplished primarily through the use of an investment-grade diversified dealer-traded basket of swaps. These transactions may generate fee income, and diversify and reduce overall portfolio credit risk volatility. Although the Company utilizes swaps for risk management purposes, they are not treated as hedging instruments.

The Company hedges the risk of overall changes in fair value of loans held-for-sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Company recognized a pre-tax gain of $44.2 million, a pre-tax loss of $(22.2) million and a pre-tax gain of $12.4 million for the years ended December 31, 2012, 2011, and 2010, respectively, on hedging activity relating to loan commitments and loans held-for-sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchases of forward contracts on securities of Fannie Mae and Freddie Mac, the purchase/sale of U.S. Treasury futures contracts on U.S. Treasury futures contracts and the purchase/sale of euro dollar future contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs. The Company recognized gains of $86.2 million, $160.3 million and $32.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, on MSR fair value hedging activities. The Company does not apply hedge accounting, as prescribed in ASC Topic 815, Derivatives and Hedging to any derivatives.

The Company uses a combination of derivatives (U.S. Treasury futures, euro dollar futures swap futures, and forwards and certain trading securities to hedge the MSRs. For accounting purposes, these hedges represent economic hedges of the MSR asset with both the hedges and the MSR asset carried at fair value on the balance sheet. Certain hedging strategies that the Company use to manage the Company investment in MSRs may be ineffective to fully offset changes in the fair value of such asset due to changes in interest rates and market liquidity. As both the hedges and the MSR asset are carried at fair value on the balance sheet, any hedge ineffectiveness is recognized in current period earnings.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The Company had the following derivative financial instruments.

	December 31, 2012
Economic Undesignated Hedges	Notional Amount	Fair Value	Expiration Dates
	(Dollars in thousands)
Assets (1)
Mortgage servicing rights
U.S. Treasury and agency futures / forwards	$13,053,600	$5,822	2013
Mortgage derivatives
Rate lock commitments	5,149,891	86,200	2013
Customer-initiated derivatives
Interest rate swaps	101,246	5,954	Various
Total derivative assets	$18,304,737	$97,976
Liabilities (2)
Mortgage derivatives
Forward agency and loan sales	$7,385,430	$14,021	2013
Customer-initiated derivatives
Interest rate swaps	101,246	5,954	Various
Total derivative liabilities	$7,486,676	$19,975

	December 31, 2011
	Notional Amount	Fair Value	Expiration Dates
	(Dollars in thousands)
Assets (1)
Mortgage servicing rights
U.S. Treasury and agency futures / forwards	$1,552,000	$12,678	2012
Mortgage derivatives
Rate lock commitments	3,869,901	70,965	2012
Customer-initiated derivatives
Interest rate swaps	32,360	3,296	Various
Total derivative assets	$5,454,261	$86,939
Liabilities (2)
Mortgage derivatives
Forward agency and loan sales	$5,029,000	$42,978	2012
Customer-initiated derivatives
Interest rate swaps	32,360	3,296	Various
Total derivative liabilities	$5,061,360	$46,274

(1)	Asset derivatives are included in "other assets" on the "Consolidated Statements of Financial Condition."

(2)	Liability derivatives are included in "other liabilities" on the "Consolidated Statements of Financial Condition."

Customer−initiated derivatives. Fee income on customer-initiated trading derivatives are earned from entering into various transactions at the request of customer (customer-initiated contracts) interest rate swap contracts. Fair values of customer-initiated derivative financial instruments represent the net unrealized gains or losses on such contracts and are recorded in the Consolidated Statement of Financial Condition in "other assets" and "other liabilities." Changes in fair value are recognized in "other non-interest income" on the Consolidated Statements of Income. There was no net gains (losses) recognized in income on customer-initiated derivative instruments for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The Company pledged a total of $76.3 million and $17.7 million of investment securities and cash collateral to counterparties at December 31, 2012 and 2011, respectively, for derivative activities. The Company pledged $61.3 million and zero in cash collateral to counterparties at December 31, 2012 and 2011, respectively, and $15.0 million and $17.7 million in U.S. Treasury bonds at December 31, 2012 and 2011, respectively. The total collateral pledged is included in "other assets" on the Consolidated Statements of Financial Condition.

Note 17 — Deposit Accounts

The deposit accounts are as follows.

	December 31,
	2012	2011
	(Dollars in thousands)
Retail deposits
Demand accounts	$681,983	$566,817
Savings accounts	2,108,170	1,462,185
Money market demand accounts	401,853	491,708
Certificates of deposit	3,175,481	2,972,258
Total retail deposits	6,367,487	5,492,968
Government deposits
Demand account	98,890	102,911
Savings account	263,841	205,663
Certificate of deposit	456,347	402,523
Total government deposits	819,078	711,097
Wholesale deposits	99,338	384,910
Company controlled deposits	1,008,392	1,101,013
Total deposits	$8,294,295	$7,689,988

Non-interest-bearing deposits included in above balances at December 31, 2012 and 2011, were approximately $1.4 billion, for both periods.

The following table indicates the scheduled maturities for certificates of deposit with a minimum denomination of $100,000.

	December 31,
	2012	2011
	(Dollars in thousands)
Three months or less	$834,390	$649,728
Over three months to six months	431,792	334,460
Over six months to twelve months	927,797	799,327
One to two years	103,437	208,309
Thereafter	42,227	76,232
Total	$2,339,643	$2,068,056

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 18 — FHLB Advances

The portfolio of FHLB advances includes floating rate daily adjustable advances, fixed rate putable advances and fixed rate term advances. The following is a breakdown of the advances outstanding.

	December 31,
	2012		2011		2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Daily adjustable advances	$280,000	0.50%	$553,000	0.40%	$325,083	0.50%
Long-term fixed rate term advances	2,900,000	3.30%	3,400,000	3.10%	3,400,000	3.52%
Total	$3,180,000	3.05%	$3,953,000	2.72%	$3,725,083	3.25%

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

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Maximum outstanding at any month end	$3,770,000	$3,953,000	$3,900,000
Average balance	3,698,362	3,620,368	3,849,897
Average interest rate	2.88%	3.26%	4.03%

The following outlines the Company’s FHLB advance final maturity dates as of December 31, 2012.

December 31, 2012
(Dollars in thousands)
2013	$280,000
2014	250,000
2015	750,000
2016	1,650,000
2017	250,000
Total	$3,180,000

At December 31, 2012, the Company had the authority and approval from the FHLB to utilize a line of credit equal to $7.0 billion and the Company may access that line to the extent that collateral is provided. At December 31, 2012, the Company had available collateral sufficient to access $4.3 billion of the line and had $3.2 billion of advances outstanding. Pursuant to collateral agreements with the FHLB, advances can be collateralized by non-delinquent single-family residential first mortgage loans, loans repurchased with government guarantees, certain other loans and investment securities.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 19 — Long-Term Debt

The Company’s long-term debt is comprised principally of junior subordinated notes which were issued in connection with the issuance of trust preferred securities. The following table presents the outstanding balance and related interest rates of the long-term debt as of the dates indicated.

	December 31,
	2012		2011
	(Dollars in thousands)
Junior Subordinated Notes
Floating 3 Month LIBOR
Plus 3.25% (1), matures 2032	$25,774	3.56%	$25,774	3.82%
Plus 3.25% (1), matures 2033	25,774	3.59%	25,774	3.65%
Plus 3.25% (1), matures 2033	25,780	3.56%	25,780	3.83%
Plus 2.00% (1), matures 2035	25,774	2.34%	25,774	2.40%
Plus 2.00% (1), matures 2035	25,774	2.34%	25,774	2.40%
Plus 1.75% (1), matures 2035	51,547	2.06%	51,547	2.30%
Plus 1.50% (1), matures 2035	25,774	1.84%	25,774	1.90%
Plus 1.45% (1), matures 2037	25,774	1.76%	25,774	2.00%
Plus 2.50% (1), matures 2037	15,464	2.81%	15,464	3.05%
Subtotal	$247,435		$247,435
Other debt
Fixed 7.00% due 2013 (2)	—		1,150
Total long-term debt	$247,435		$248,585

(1)	The securities are currently callable by the Company.

(2)	The fixed 7.00 percent note due 2013 was retired early on December 28, 2012.

Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. Under these arrangements, the Company has the right to defer dividend payments to the trust preferred security holders for up to five years. For information about the deferral of dividends, refer to Note 2 of the Notes to the Consolidated Financial Statements, herein.

The aggregate annual maturities of long-term debt obligations (based on final maturity dates) are in the years 2032 through 2037 for the total long-term debt balance of $247.4 million.

Deferral of Interest Payments

Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. Under these arrangements, the Company has the right to defer dividend payments to the trust preferred security holders for up to five years. On January 27, 2012, the Company exercised its contractual rights to defer interest payments with respect to trust preferred securities. Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty. These payments will be periodically evaluated and reinstated when appropriate, subject to the provisions of the Company's supervisory agreement with the Federal Reserve. Concurrently, the Company also exercised contractual rights to defer dividend payments with respect to preferred stock issued and outstanding in connection with participation in the TARP Capital Purchase Program, see Note 22 of the Notes to the Consolidated Financial Statements, herein.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 20 — Representation and Warranty Reserve

The following table shows the activity in the representation and warranty reserve.

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance, beginning of period,	$120,000	$79,400	$66,000
Provision
Charged to gain on sale for current loan sales	24,410	8,993	35,200
Charged to representation and warranty reserve — change in estimate	256,289	150,055	61,523
Total	280,699	159,048	96,723
Charge-offs, net	(207,699)	(118,448)	(83,323)
Balance, end of period	$193,000	$120,000	$79,400

Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. To the extent actual outcomes differ from management estimates, additional provisions could be required that could adversely affect operations or financial position in future periods.

During late 2011 and throughout 2012, the Company continued to see elevated levels of demand request activity from mortgage investors. As a result of the increased demand request activity and communications with mortgage investors, the Company reviewed as part of the quarterly review of accounting estimates the representation and warranty reserve methodology to more effectively incorporate the most recent observable data and trends. This is consistent with the improved risk segmentation and qualitative analysis and modeling performed for other similar reserve estimates, and consistent with expectations of the Bank's primary regulator and the continuing evaluation of the performance dynamics within the mortgage industry. The Company's enhanced first quarter 2012 methodology and related model refines previous estimates by adding granularity to the model by segmenting the sold portfolio by vintage years and investor to assign assumptions specific to each segment. Key assumptions in the model include investor audits, demand requests, appeal loss rates, loss severity, and recoveries.

The increase in the overall reserve balance during the year ended December 31, 2012 was primarily due to refinements in the estimation process as described above, consistent with a more conservative posture taken by the Bank's new primary regulator and a continuing evolution of the performance dynamics within the mortgage industry. In addition, the increase reflected both charge-offs of certain loans previously sold into the secondary market and expectations of continued elevated levels of repurchase requests from Fannie Mae, Freddie Mac and Ginnie Mae (collectively, government sponsored entities or the "GSEs").

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

Note 21 — Warrant Liabilities

May Investors

In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the "May Investors") in the Company’s May 2008 private placement capital raise, the Company granted warrants (the "May Investor Warrants") to the May Investors on January 30, 2009 for the purchase of 142,598 of Common Stock at $62.00 per share. The holders of such warrants are entitled to acquire shares of Common Stock for a period of ten years. During 2009, May Investors exercised May Investor Warrants to purchase 31,484 shares of Common Stock. As a result of the Company’s registered offering on March 31, 2010, of 5.8 million shares of Common Stock at a price per share of $50.00, the number of shares of the Company’s

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Common Stock issuable to the May Investors under the May Investor Warrants was increased by 26,667 and the exercise price was decreased to $50.00 pursuant to the antidilution provisions of the May Investors Warrants. As a result of the Company’s registered offering on November 2, 2010 of 11.6 million shares of Common Stock at a price per share of $10.00, the number of shares of Common Stock issuable to the May Investors under the May Investor Warrants was increased by 551,126 and the exercise price was decreased to $10.00 pursuant to the antidilution provisions of the May Investors Warrants. For the year ended December 31, 2012, no shares of Common Stock were issued upon exercise of May Investor Warrants, and at December 31, 2012, the May Investors held warrants to purchase 688,907 shares at an exercise price of $10.00.

Management believes the May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as liabilities rather than as an equity instrument and are measured at fair value, with changes in fair value recognized through operations.

On January 30, 2009, in conjunction with the capital investments, the Company recorded the May Investor Warrants at their fair value of $6.1 million. From the issuance of the May Investor Warrants on January 30, 2009 through December 31, 2012, the Company marked these warrants to market which resulted in an increase in the liability during this time of $5.2 million. This increase was recorded in warrant expense and included in non-interest expense.

At December 31, 2012, the Company’s liabilities to the holders of May Investors Warrants amounted to $11.3 million. Warrant liabilities are valued using a binomial lattice model and are classified within Level 2 of the valuation hierarchy. Significant observable inputs include expected volatility, a risk free rate and an expected life. Warrant liabilities are reported in "other liabilities" on the Consolidated Statements of Financial Condition.

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

Note 22 — Stockholder’s Equity

On September 24, 2012, the Company's stockholders approved an amendment to the Company's Amended and Restated Articles of Incorporation to effect a reverse stock split of common stock with the exact exchange ratio and timing of the reverse stock split to be determined at the discretion of the Company's board of directors. The board of directors approved a one-for-ten reverse stock split which began trading on a post-split-basis October 11, 2012. In lieu of fractional shares, stockholders received cash payments based on the common stock's closing price on October 9, 2012 of $11.70 per share, which reflects the reverse stock split. The common stock par value remained at $0.01 per share. All common stock and related per share amounts in these Consolidated Financial Statements and notes to the Consolidated Financial Statements are reflected on an after-reverse-split basis for all periods presented.

On November 2, 2010, the Company completed a registered offering of 14,192,250 shares of the Series D Preferred Stock, which included 692,250 shares issued pursuant to the underwriter’s over-allotment option, and a registered offering of 11,565,500 shares of Common Stock, which included 565,500 shares issued pursuant to the underwriter’s over-allotment option. The public offering price of the Series D Preferred Stock and Common Stock was $20.00 and $10.00 per share, respectively. Upon stockholder approval on December 21, 2010 of an amendment to increase the number of authorized shares of Common Stock from 30,000,000 shares to 70,000,000 shares, each share of Series D Preferred Stock automatically converted into two shares of Common Stock, based on a conversion price of $10.00 per share of Common Stock. MP Thrift participated in the registered offerings and purchased 8,884,637 shares of Series D Preferred Stock and 7,230,727 shares of Common Stock at the offering price for approximately $250.0 million. The offerings resulted in gross proceeds to the Company of approximately $399.5 million ($384.9 million, after deducting underwriting fees and offering expenses).

On April 1, 2010, MP Thrift converted $50.0 million of Trust Preferred Securities into 625,000 shares of the Common Stock at the rate of $80.00 per share. The number of shares of Common Stock issued for each Trust Preferred Security was equal to $1,000 divided by the adjusted stock price. The adjusted stock price was equal to 90 percent of the volume-weighted average

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

closing price of Common Stock from February 1, 2009 to April 1, 2010, subject to a floor of $80.00 per share, a ceiling of $200.00 per share and certain adjustments as provided for in the trust agreement.

On March 31, 2010, the Company completed a registered offering of 5.8 million shares of Common Stock, which included 0.8 million shares issued pursuant to the underwriters’ over-allotment option that was exercised in full on March 29, 2010 at $50.00 per share. MP Thrift participated in this registered offering and purchased two million shares of Common Stock at $50.00 per share. The offering resulted in aggregate net proceeds to the Company of approximately $276.1 million, net of offering expenses.

On January 27, 2010, MP Thrift exercised its rights to purchase 4,225,353 shares of Common Stock for approximately $300.0 million in a rights offering to purchase up to 7,042,342 shares of Common Stock which expired on February 8, 2010. Pursuant to the rights offering, each stockholder of record as of December 24, 2009 received 0.1502 non-transferable subscription rights for each share of Common Stock owned on the record date and entitled the holder to purchase one share of Common Stock at the subscription price of $71.00. During the rights offering, the Company stockholders (other than MP Thrift) exercised their rights to purchase 8,070 shares of Common Stock. In the aggregate, the Company issued 4,233,422 shares of Common Stock in the rights offering for approximately $300.6 million.

Preferred Stock

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred shares at December 31, 2012 is summarized as follows.

	Rate	Earliest Redemption Date	Shares Outstanding	Preferred Shares	Additional Paid in Capital
	(Dollars in thousands)
Series C Preferred Stock	5%	January 31, 2012	266,657	$3	$260,387

See Note 21 of the Notes to the Consolidated Financial Statements, herein, for further information regarding the Series C Preferred Stock.

Deferral of Dividend Payments

On January 27, 2012, the Company provided notice to the U.S. Treasury exercising the contractual right to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with participation in the TARP Capital Purchase Program. Under the terms of the preferred stock, the Company may defer payments of dividends for up to six quarters in total without default or penalty. Concurrently, the Company also exercised contractual rights to defer interest payments with respect to trust preferred securities. For information about the deferral of dividends, refer to Note 2 and Note 19 of the Notes to the Consolidated Financial Statements, herein.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss) for each type of available-for-sale security.

	Pre-tax Amount	Income Tax (Expense) Benefit (1)	After-Tax Amount
	(Dollars in thousands)
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available-for-sale
December 31, 2012
U.S. government sponsored agency securities	$2,389	$—	$2,389
2006-1 securitization trust	(10,155)	6,108	(4,047)
Total net unrealized gain (loss) on securities available-for-sale	$(7,766)	$6,108	$(1,658)
Net unrealized gain (loss) on securities available-for-sale
December 31, 2011
Non-agency collateralized mortgage obligations	$(23,095)	$20,608	$(2,487)
U.S. government sponsored agency securities	2,211	(728)	1,483
2006-1 securitization trust	(12,923)	6,108	(6,815)
Total net unrealized gain (loss) on securities available-for-sale	$(33,807)	$25,988	$(7,819)
Net unrealized gain (loss) on securities available-for-sale
December 31, 2010
Non-agency collateralized mortgage obligations	$(29,669)	$20,608	$(9,061)
U.S. government sponsored agency securities	526	(728)	(202)
2006-1 securitization trust	(13,010)	6,108	(6,902)
Total net unrealized gain (loss) on securities available-for-sale	$(42,153)	$25,988	$(16,165)

(1)
The income tax (expense) benefit reflects the amount which existed at the time the Company established the valuation allowance for the deferred tax asset and is related to the securities that were held at the date.

Note 23 — Earnings (Loss) Per Share

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

On September 24, 2012, the Company's stockholders approved an amendment to the Company's Amended and Restated Articles of Incorporation to effect a reverse split of the Common Stock at any time prior to October 24, 2012, at an exchange rate of one-for-ten. The Board of Directors on September 27, 2012 approved the one-for-ten reverse stock split, which began trading on a post-split basis on October 11, 2012. In lieu of fractional shares, stockholders received cash payments based on the Common Stock's closing price on October 9, 2012 of $11.70 per share, which reflected the reverse stock split. The par value of the Common Stock remained at $0.01 per share.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following tables set forth the computation of basic and diluted earnings (loss) per share of Common Stock.

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
	Income	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount
	(In thousands, except per share data)
Net income (loss)	$68,376		$—	$(181,778)		$—	$(374,813)		$—
Less: preferred stock dividend/accretion	(5,658)		—	(17,165)		—	(18,748)		—
Basic earnings (loss) per share	62,718			(198,943)			(393,561)
Deferred cumulative preferred stock dividends	(13,670)	—	—	—	—	—	—	—	—
Net income (loss) applicable to Common Stock	49,048	55,762	0.88	(198,943)	55,434	(3.62)	(393,561)	16,157	(24.36)
Effect of dilutive securities
Warrants	—	7	—	—	—	—	—	—	—
Stock-based awards	—	425	(0.01)	—	—	—	—	—	—
Diluted earnings (loss) per share
Net income (loss) applicable to Common Stock	$49,048	56,194	$0.87	$(198,943)	55,434	$(3.62)	$(393,561)	16,157	$(24.36)

Due to the loss attributable to common stockholders for the years ended December 31, 2011 and 2010, the diluted loss per share calculation excludes all Common Stock equivalents, including 1,334,045 shares and 867,013 shares, respectively, pertaining to warrants and 250,914 shares and 107,934 shares respectively, pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.

Note 24 — Stock-Based Compensation

In 1997, the Company's Board of Directors adopted resolutions to implement various stock option and purchase plans and incentive compensation plans in conjunction with the public offering of Common Stock. On May 26, 2006, the Company’s stockholders approved the Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (the "2006 Plan"). The 2006 Plan consolidates, amends and restates the Company’s 1997 Employees and Directors Stock Option Plan, its 2000 Stock Incentive Plan, and its 1997 Incentive Compensation Plan (each, a "Prior Plan"). Awards still outstanding under any of the Prior Plans will continue to be governed by their respective terms. Under the 2006 Plan, key employees, officers, directors and others expected to provide significant services to the Company and its affiliates are eligible to receive awards. Awards that may be granted under the 2006 Plan include stock options, incentive stock options, cash-settled stock appreciation rights, restricted stock units, performance shares and performance units and other awards.

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

During 2012, 2011 and 2010, compensation expense recognized related to the 2006 Plan totaled $6.9 million, $6.7 million and $8.3 million, respectively. The Board of Directors approved a one-for-ten reverse stock split,which began trading on a post-split basis on October 11, 2012. All Common Stock and related per share amounts discussed below are reflected on an after-reverse-split basis for all periods presented.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Stock Option Plan

The following tables summarize the activity that occurred in the years ended December 31.

	Number of Shares
	2012	2011	2010
Options outstanding, beginning of year	111,273	126,935	9,646
Options granted	—	—	132,605
Options canceled, forfeited and expired	(17,645)	(15,662)	(15,316)
Options outstanding, end of year	93,628	111,273	126,935
Options exercisable, end of year	34,061	26,118	7,653

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was zero. Additionally, there was no aggregate intrinsic value of options outstanding and exercised at December 31, 2012 and 2011.

	Weighted Average Exercise Price
	2012	2011	2010
Options outstanding, beginning of year	$181.00	$171.10	$1,413.00
Options granted	—	—	80.00
Options canceled, forfeited and expired	386.45	100.70	164.30
Options outstanding, end of year	$143.41	$181.00	$171.10
Options exercisable, end of year	$173.32	$510.50	$1,591.50

The following information pertains to the stock options issued pursuant to the Prior Plans, but not exercised at December 31, 2012.

	Options Outstanding			Options Exercisable
Range of Grant Price	Number of Options Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$80.00	90,613	7.05	$80.00	31,046	$80.00
$1,227.00 - $2,471.50	3,015	0.91	$2,049.70	3,015	$2,049.27
	93,628			34,061

At December 31, 2012, options available for future grants were 202,987.

Cash-settled Stock Appreciation Rights

The Company did not issue any cash-settled stock appreciation rights ("SAR") during the years ended December 31, 2012 and 2011.

The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of the SAR outstanding at December 31, 2012: dividend yield of 0.0 percent; expected volatility of 34.9 percent to 85.2 percent; a risk-free rate of 0.2 percent to 0.3 percent; and an expected life of 0.2 to 2.1 years.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table presents the status and changes in cash-settled stock appreciation rights issued under the 2006 Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock Appreciation Rights Awarded
Non-vested balance at December 31, 2010	2,038	$895.50	$0.20
Granted	—	—	—
Vested	(1,335)	1,005.70	0.20
Forfeited	(73)	686.00	0.30
Non-vested balance at December 31, 2011	630
Granted	—	—	—
Vested	(630)	—	—
Forfeited	—	—	—
Non-vested balance at December 31, 2012	—

The Company recognized income of $0, $8,000 and $35,000 with respect to SARs during the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted Stock Units

The Company issues restricted stock units to officers, directors and key employees in connection with year-end compensation. Restricted stock generally will vest in 1/3 increments on each annual anniversary of the date of grant beginning with the first anniversary. At December 31, 2012, the maximum number of shares of Common Stock that may be issued under the 2006 Plan as the result of any grants is 1,159,562 shares. The Company incurred expenses of approximately $2.9 million, $2.2 million, and $1.7 million with respect to restricted stock units during 2012, 2011 and 2010, respectively. As of December 31, 2012, restricted stock units had a market value of $8.3 million.

	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock
Non-vested at December 31, 2010	193,943	$31.90
Granted	99,429	14.90
Vested	(27,439)	62.90
Canceled and forfeited	(38,485)	24.30
Non-vested at December 31, 2011	227,448	$22.00
Non-vested at December 31, 2011	227,448	$22.00
Granted	329,025	9.79
Vested	(109,588)	24.98
Canceled and forfeited	(21,674)	22.28
Non-vested at December 31, 2012	425,211	$12.70

Incentive Compensation Plans

The Incentive Compensation Plans ("Incentive Plans") are administered by the compensation committee of the Board of Directors. Each year the committee decides which employees of the Company will be eligible to participate in the plans and the size of the bonus pool. The Company incurred expenses of $31.1 million, $22.8 million and $8.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, for incentive plans.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 25 — Employee Benefit Plans

The Company maintains a 401(k) plan for its employees. Under the plan, eligible employees may contribute up to 60 percent of their annual compensation, subject to a maximum amount proscribed by law. The maximum annual contribution was $17,000 for 2012, and $16,500 for 2011 and 2010. Participants who are age 50 or older at the end of the calendar year, were also able to make additional contributions of up to $5,500 for 2012, 2011 and 2010. On January 1, 2011, the Company established a non-discretionary matching contribution in an amount equal to 50 percent of deferral contribution subject to a maximum of 3 percent in eligible compensation deferred. The Company’s contributions vest at a rate such that an employee is fully vested after five years of service. The Company’s contributions to the plan for the years ended December 31, 2012, 2011, and 2010 were approximately $2.1 million, $1.2 million and none, respectively. The Company may also make discretionary contributions to the plan; however, none have been made.

Note 26 — Income Taxes

Federal

Components of the provision (benefit) for federal income taxes from operations consist of the following.

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Current provision (benefit)	$4,235	$1,056	$2,104
Deferred (benefit) provision	(19,880)	—	—
Total (benefit) provision	$(15,645)	$1,056	$2,104

The Company’s effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences.

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Provision (benefit) at statutory federal income tax rate (35%)	$18,456	$(63,253)	$(130,448)
Increases (decreases) resulting from
Valuation allowance	(19,224)	52,999	129,080
Residual tax effect associated with other comprehensive income	(19,880)	—	—
Warrant (income) expense	3,127	(2,411)	1,466
Non-deductible compensation	1,144	1,267	1,704
Litigation settlement	293	11,655	—
Other	439	799	302
Provision (benefit) at effective federal income tax rate	$(15,645)	$1,056	$2,104

Deferred income tax assets and liabilities at December 31, 2012 and 2011 reflect the effect of temporary differences between assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carry forwards. The Company sold the remaining non-agency CMOs and seasoned agency securities during the year ended December 31, 2012. As a result of the sale of these securities, the Company also recognized a tax benefit representing the recognition of the residual tax effect of $19.9 million associated with previously unrealized losses on these securities recorded in other comprehensive income (loss).

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities are comprised of the following.

	December 31,
	2012	2011
	(Dollars in thousands)
Deferred tax assets
Tax loss carry forwards (expiration dates 2028 - 2031)	$249,419	$339,425
Allowance for loan and other losses	218,587	183,693
Legal accruals for pending and threatened litigation	80,039	280
Representation and warranty reserves	67,550	42,000
Non-accrual interest revenue	17,784	15,197
Alternative Minimum Tax credit carry forward (indefinite carry forward period)	10,880	5,738
Supplemental Employee Retirement Plan Accrual	4,268	3,059
Stock based compensation	2,865	2,012
Premises and equipment	2,519	5,319
Vacation Pay	1,965	2,311
REMIC	4,302	4,779
Other	3,786	1,526
Total (1)	663,964	605,339
Valuation allowance	(341,884)	(383,832)
Total (net)	322,080	221,507
Deferred tax liabilities
Mortgage loan servicing rights	(235,435)	(163,589)
Loan securitizations	(47,541)	(45,691)
Mark-to-market adjustments	(29,439)	(630)
FHLB stock	(4,050)	(4,050)
Commercial lease financing	(3,105)	(1,364)
State and local taxes	(2,477)	(2,308)
Other	(33)	(3,875)
Total (1)	(322,080)	(221,507)
Net deferred tax asset	$—	$—

(1)	December 31, 2011 amounts have been updated to reflect December 31, 2012 measurement thresholds.

The Company incurred federal net operating losses of $1.1 million, $532.0 million, and $243.7 million during the years 2011, 2010, and 2009, respectively. As of December 31, 2012, the company has a total net operating loss carry forward of $712.6 million. These carry forwards, if unused, expire in calendar years 2031, 2030, 2029, and 2028. Furthermore, on January 30, 2009, the Company incurred a change in control within the meaning of Section 382 of the Internal Revenue Code. As a result, federal tax law places an annual limitation on the use of the Company’s net operating loss carry forwards that existed at the time of the change in control. As a result, federal tax law places an annual limitation of approximately $17.4 million on the amount of the Company’s net operating loss carry forward that may be used. As of December 31, 2012, $175.6 million of the total net operating loss carry forwards of $712.6 million is subject to this limitation.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

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

In particular, additional scrutiny must be given to deferred tax assets of an entity that has incurred pre-tax losses during the three most recent years because it is significant negative evidence that is objective and verifiable and therefore difficult to overcome. The Company had pre-tax losses for 2011, 2010 and 2009, and the Company’s management considered this factor in its analysis of deferred tax assets. As a result the Company recorded a $341.9 million valuation allowance against its net deferred tax assets.

At December 31, 2011, the Company had $73.9 million of net tax asset recorded as a component of "other assets". This was comprised primarily of a federal carryback claim for a net operating loss which incurred in 2007. Early in 2012, the Company received a refund in federal income taxes from the U.S. Treasury Department, which was previously included as a component of "other assets."

The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. At December 31, 2012, the Internal Revenue Service had completed an examination of the Company through the taxable year ended December 31, 2008. The years open to examination by state and local government authorities vary by jurisdiction.

The following table provides a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2012 and 2011.

	December 31,
	2012	2011
	(Dollars in thousands)
Balance at January 1,	$1,642	$1,550
Additions to tax positions recorded during prior years	93	92
Balance at December 31,	$1,735	$1,642

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and/or franchise tax expense. For the years ended December 31, 2012, 2011 and 2010, the Company recognized interest expense of approximately $93,000, $92,000 and $100,000 respectively, and no penalty expense for the years ended December 31, 2012, 2011 and 2010. Approximately $1.7 million of the above tax positions are expected to reverse during the next 12 months, all of which relates to state tax controversies expected to be settled on resolution of a state tax audit.

State

The Company accrues and pays state taxes in numerous states in which it does business. State tax provisions (benefits) are included in the Consolidated Statements of Operations under non-interest expense-other taxes.

State tax (expense) benefits are as follows.

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
State tax benefits	$(3,349)	$(7,818)	$(15,155)
Valuation allowance	4,161	6,487	13,561
Net (benefits) expense	$812	$(1,331)	$(1,594)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

State deferred tax assets are as follows.

	December 31,
	2012	2011
	(Dollars in thousands)
Tax loss carry forwards (expiration dates through 2031)	$44,218	$46,620
Temporary differences, net	13,113	6,550
Total	57,331	53,170
Valuation allowance (1)	(57,331)	(53,170)
Net deferred state tax assets	$—	$—

(1)	As discussed above in the Federal income tax portion of this footnote, the Company has recorded a valuation allowance against its state deferred tax assets.

Note 27 — Related Party Transactions

The Company has and expects to have in the future, transactions with certain of the Company’s directors and principal officers. Such transactions are made in the ordinary course of business and included extensions of credit and professional services. With respect to the extensions of credit, all are made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and do not, in management’s opinion, involve more than normal risk of collectability or present other unfavorable features. At December 31, 2012, the balance of the loans attributable to directors and principal officers totaled approximately $483,800, with the unused lines of credit totaling approximately $27,900. At December 31, 2011, the balance of the loans attributable to directors and principal officers totaled $362,800, with the unused lines of credit totaling $17,300. As of both December 31, 2012 and 2011, no directors or executive officers were affiliated with any correspondents or brokers.

Note 28 — Regulatory Capital Requirements

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank’s primary regulatory agency, the OCC, requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5 percent, Tier 1 capital to adjusted tangible assets and Tier 1 capital to risk-weighted assets of 4.0 percent, and total risk-based capital to risk-weighted assets of 8.0 percent. The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain minimum ratios of Tier 1 capital to adjusted tangible assets of 5.0 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, and total risk-based capital to risk-weighted assets of 10.0 percent.

On October 23, 2012, the Bank entered into a Consent Order with the OCC. The Consent Order reflects matters identified by the OCC during supervisory examinations of the Bank conducted mainly in the fourth quarter of 2011 and the first quarter of 2012. Regulatory supervision of the Bank transitioned from the OTS to the OCC, which under the Dodd-Frank Act became the Bank's primary regulator in July 2011. The Consent Order replaces a previous OTS enforcement action. See Note 2 of the Notes to the Consolidated Financial Statements, herein. The Company and the Bank believe they have taken numerous steps to comply with, and intend to comply in the future with, all of the requirements of the Consent Order, and do not believe that the Consent Order will preclude them from executing on their business plan, including achieving goals of additional full service bank branches and the origination of commercial loans to small businesses.
To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below, as of the date of filing of its quarterly report with the OCC. The Bank is considered “well capitalized” at both December 31, 2012 and 2011. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2012
Tangible capital (to tangible assets)	$1,295,841	9.26%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,295,841	9.26%	559,985	4.0%	699,982	5.0%
Tier 1 capital (to risk weighted assets)	1,295,841	15.90%	325,956	4.0%	488,926	6.0%
Total capital (to risk weighted assets)	1,400,126	17.18%	651,902	8.0%	814,877	10.0%
December 31, 2011
Tangible capital (to tangible assets)	$1,215,220	8.95%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,215,220	8.95%	543,223	4.0%	679,028	5.0%
Tier 1 capital (to risk weighted assets)	1,215,220	15.37%	316,203	4.0%	474,304	6.0%
Total capital (to risk weighted assets)	1,315,703	16.64%	632,405	8.0%	790,506	10.0%
N/A - Not applicable.

Note 29 — Legal Proceedings, Contingencies and Commitments

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

On at least a quarterly basis, the Company assesses the liabilities and loss contingencies in connection with pending or threatened legal proceedings utilizing the latest information available. In accordance with ASC Topic 450 (formerly SFAS 5), the Company establishes accruals for legal claims and regulatory matters when the Company believes it is probable that a loss may be incurred and that the amount of such loss can be reasonably estimated. Once established, litigation accruals are adjusted from time to time, as appropriate, in light of additional information.

Resolution of legal claims are inherently dependent on the specific facts and circumstances of each specific case, and therefore the actual costs of resolving these claims may be substantially higher or lower than the amounts accrued. Based on current knowledge, and after consultation with legal counsel, management believes that current accruals are adequate and the amount of any incremental liability that may otherwise arise is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations. Certain legal claims considered by the Company in its analysis of the sufficiency of its related accruals include the following.

DOJ litigation settlement

On February 24, 2012, the Company announced that the Bank had entered into a DOJ Agreement relating to certain underwriting practices associated with loans insured by FHA. The Bank and the DOJ entered into the DOJ Agreement pursuant to which the Bank agreed to:

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Subject to the Bank's full compliance with the terms of the DOJ Agreement, the DOJ, HUD, and FHA, agreed to:

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

As of December 31, 2012, the Bank has accrued $19.1 million, which represents the fair value of the Additional Payments. See Note 4 of the Notes to the Consolidated Financial Statements, herein, for further information on the fair value of the DOJ litigation settlement. Other than as set forth above, the DOJ Agreement does not have any effect on FHA insured loans in the portfolio, including loans classified as loans repurchased with government guarantees as discussed in Note 7 of the Notes to the Consolidated Financial Statements, herein. The Company believes that such loans retain FHA insurance, and the Bank continues to process such loans for insurance claims in the normal course and receive payments thereon from the FHA. Based on the experience subsequent to the Bank's agreement with the DOJ, the Company believes such claims are not subject to denial or dispute other than in the normal course of insurance claim processing.
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

In 2009 and 2010, the Bank received repurchase demands from Assured, with respect to HELOCs that were sold by the Bank in connection with the HELOC securitizations. See Note 11 of the Notes to Consolidated Financial Statements, herein, for further information regarding the securitizations. Assured is the note insurer for each of the two HELOC securitizations completed by the Bank. In April 2011, Assured filed a lawsuit against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it had paid under the respective insurance polices, plus interest and costs (the "Assured Litigation"). On March 1, 2012, the court dismissed Assured's claims for indemnification and reimbursement, but allowed the case to proceed on the breach of contract claims related to the Bank's repurchase obligations. The court issued a memorandum opinion, on September 25, 2012, supporting and explaining the court's March 1 decision. In the memorandum, the court stated that the principal issue in the case is whether the Bank's breach of representations and warranties materially increased the risk of loss to Assured at the time of the securitization as compared to the risk of loss that Assured reasonably should have expected. The bench trial before Judge Rakoff began on October 10, 2012, and concluded with closing arguments on November 13, 2012. On February 5, 2013, Judge Rakoff issued a decision granting judgment in favor of Assured on its claims for breach of contract against the Bank in the amount of $89.2 million plus contractual interest and attorneys' fees and costs. The Bank intends to vigorously contest the judgment on appeal. In late February 2013, the parties briefed certain disputed issues, including the amount of attorneys' fees and expenses to award to Assured; the manner in which interest payable to Assured should be calculated; whether the Bank is liable for pending and future claims by Assured; and whether all or any portion of the reimbursements Assured receives prospectively from the securitization trusts should be provided to Flagstar. These issues have been fully briefed, and the court has scheduled oral argument on these issues for March 21, 2013. The Bank is vigorously contesting Assured's attempt to

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

obtain additional damages with respect to alleged future losses and believes such request is meritless. Consequently, the Bank believes that any recovery for future losses is not probable.

In May 2010, the Bank received repurchase demands from MBIA, with respect to non-agency securitization transaction involving closed-ended, fixed and adjustable second mortgage loans that were sold by the Bank in connection with its two non-agency second mortgage loan securitizations. See Note 11 of the Notes to Consolidated Financial Statements, herein, for further information regarding the securitizations. MBIA is the insurer for each of the two second mortgage loan securitizations completed by the Bank. On January 11, 2013, MBIA filed a complaint against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it has paid and will pay under the respective insurance policies, plus interest and costs (the "MBIA Litigation"). In the MBIA Litigation, MBIA alleges damages to date of $165.0 million and unspecified future damages. The Bank is in the process of formulating its response to MBIA.

In May 2012, the Bank and Flagstar Reinsurance Company were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Pennsylvania, alleging a violation of Section 8 provisions of Real Estate Settlement Procedures Act ("RESPA"). Section 8 of RESPA generally prohibits anyone from accepting any fee or thing of value pursuant to any agreement or understanding that business related to a real estate settlement service involving a mortgage loan shall be referred to any person. Section 8 of RESPA also prohibits anyone from accepting any portion, split, or percentage of any charge made or received for the rendering of a real estate settlement service in connection with a mortgage loan other than for services actually performed. The lawsuit specifically alleges that the Bank and Flagstar Reinsurance Company violated Section 8 of RESPA through a captive reinsurance arrangement, involving allegedly illegal payments for the referral of private mortgage insurance business from private mortgage insurers to Flagstar Reinsurance Company, and Flagstar Reinsurance Company's purported receipt of an unlawful split of private mortgage insurance premiums. The case is in an early stage. The Bank intends to vigorously defend against the allegations.

Pending Settlement of 401(k) Litigation

In February 2010, the Company was named as a defendant in a putative class action filed in the U.S. District Court alleging that it violated its fiduciary duty pursuant to the Employee Retirement Income Security Act ("ERISA") to employees who participated in the Company's 401(k) plan ("Plan") by continuing to offer Company stock as an investment option after investment in the stock allegedly ceased to be prudent. On January 25, 2013, the Company agreed to settle the case for $3.0 million. The Company expects the settlement to be finalized by March 31, 2013.

Litigation Accruals and Other Possible Contingent Liabilities

When establishing an accrual for contingent liabilities, the Company determines a range of potential losses for each matter that is probable to result in a loss and where the amount of the loss can be reasonably estimated. The Company then records the amount it considers to be the best estimate within the range. As of December 31, 2012, the Company's total accrual for contingent liabilities was $247.8 million, which includes the accruals for the Assured Litigation, the MBIA Litigation and other pending cases. There may be further losses that could arise but the occurrence of which is not probable (but is reasonably possible) or the amount is not reasonably estimable, and therefore accruals for such amounts are not required to be accrued. The Company has determined based upon available information that there is no loss contingency that is reasonably possible (but not probable) to result in further losses and where the Company can reasonably estimate the amount of the possible loss or the range of possible loss. In the event of one or more unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, could result in a higher loss that, individually or in the aggregate, may be material to the Company's results of operations, or cash flows, for any particular period.

Contingencies and Commitments

A summary of the contractual amount of significant commitments is as follows.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

	December 31,
	2012	2011
	(Dollars in thousands)
Commitments to extend credit
Mortgage loans (interest-rate lock commitments)	$5,150,000	$3,870,000
HELOC trust commitments	58,000	64,000
Standby and commercial letters of credit (1)	66,000	72,000

(1)	As of December 31, 2012, $63.0 million of the commercial letters of credit are associated with the December sale of commercial loans under the CIT Agreement.

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The commitments related to mortgage loans are disclosed in the above table. The Company has entered into a definitive agreement to sell a substantial portion of Northeast-based commercial letters of credit expected to be sold during the first quarter 2013.

The Company enters into forward contracts for the future delivery or purchase of agency and loan sale contracts. These contracts are considered to be derivative instruments under U.S. GAAP. Changes to the fair value of these forward loan sales as a result of changes in interest rates are recorded on the Consolidated Statements of Financial Condition as an other asset. Further discussion on derivative instruments is included in Note 16 of the Notes to the Consolidated Financial Statements, herein.

The Company has unfunded commitments under its contractual arrangement with the HELOC securitization trusts to fund future advances on the underlying HELOC. Further discussion of this issue is included in Note 11 of the Notes to the Consolidated Financial Statements, herein.

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

The credit risk associated with loan commitments, standby and commercial letters of credit are essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The guarantee liability for standby and commercial letters of credit was less than $0.1 million at December 31, 2012 and $8.2 million at December 31, 2011.

Note 30 — Segment Information

The Company’s operations are conducted through three operating segments: Community Banking, Mortgage Banking and Other. The operating segments have been identified based on the Company's organizational and management structure. Each business operates under the same banking charter, but is reported on a segmented basis for this report. Each of the operating segments is complementary to each other and because of the interrelationships of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Certain prior period amounts have been reclassified to conform with current year presentation.

In late 2012, the Company reorganized the way its operations are managed. The segments are based on an internally-aligned segment leadership structure, which is how the results are monitored and performance assessed. The three operating segments are organized in a combination of the business model and the services provide a competitive advantage that supports revenue and earnings. The business model emphasizes the delivery of a complete set of mortgage and banking products and services, and is distinguished by local delivery, customer service and product pricing.

Revenues are comprised of net interest income (before the provision for loan losses) and non-interest income. Non-interest expenses are fully allocated to each operating segment. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and the business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The Community Banking segment originates loans and deposits to consumer, business and mortgage lending customers through its Branch Banking, Business and Commercial Banking, Government Banking, and Warehouse Lending groups. Products offered through these teams include checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, commercial loans and warehouse lines of credit. Other financial services available to consumer and commercial customers include lines of credit, revolving credit, customized treasury management solutions, equipment leasing, inventory and accounts receivable lending and capital markets services such as interest rate risk protection products.

The Mortgage Banking segment originates, acquires, sells and services mortgage loans. The origination and acquisition of mortgage loans is the majority of the lending activity. Mortgage loans are originated through home lending centers, national call centers, the Internet, unaffiliated banks and mortgage brokerage companies, where the net interest income and the gains from sales associated with these loans are recognized in the Mortgage Banking segment. Also, the Mortgage Banking segment services mortgage loans for others and sells MSRs into the secondary market.

The Other segment includes the funding revenue associated with shareholders' equity, the impact of interest rate risk management, the impact of balance sheet funding activities, changes or credits of an unusual or infrequent nature that are not reflective of the normal operations of the operating segments and miscellaneous other expenses of a corporate nature. In addition, the Other segment includes revenue and expenses related to treasury and corporate assets, liabilities and equity not directly assigned or allocated to one of the two primary operating segments.

The following tables present financial information by operating segment for the periods indicated.

	For the Year Ended December 31, 2012
	Community Banking	Mortgage Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$153,197	$195,312	$(51,278)	$297,231
Net gain on loan sales	723	990,175	—	990,898
Representation and warranty reserve - change in estimate	—	(256,289)	—	(256,289)
Other non-interest income	42,857	225,835	17,941	286,633
Total net interest income (loss) and non-interest income	196,777	1,155,033	(33,337)	1,318,473
Provision for loan losses	(40,008)	(236,039)	—	(276,047)
Asset resolution	(6,955)	(84,363)	(31)	(91,349)
Other non-interest expense	(197,147)	(651,004)	(50,195)	(898,346)
Total non-interest expense	(204,102)	(735,367)	(50,226)	(989,695)
Income (loss) before federal income taxes	(47,333)	183,627	(83,563)	52,731
Benefit for federal income taxes	—	—	15,645	15,645
Net income (loss)	$(47,333)	$183,627	$(67,918)	$68,376

Average balances
Loans held-for-sale	$2,535	$3,076,155	$—	$3,078,690
Loans held-for-investment	2,951,143	3,560,560	8,357	6,520,060
Total assets	3,076,297	9,616,825	2,033,648	14,726,770
Interest-bearing deposits	6,606,247	—	233,083	6,839,330

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

	For the Year Ended December 31, 2011
	Community Banking	Mortgage Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$125,368	$125,821	$(5,816)	$245,373
Net gain on loan sales	521	300,268	—	300,789
Representation and warranty reserve - change in estimate	—	(150,055)	—	(150,055)
Other non-interest income	42,080	186,708	5,994	234,782
Total net interest income (loss) and non-interest income	167,969	462,742	178	630,889
Provision for loan losses	(62,321)	(114,610)	—	(176,931)
Asset resolution	(14,229)	(113,857)	(227)	(128,313)
Other non-interest expense	(192,288)	(265,610)	(48,469)	(506,367)
Total non-interest expense	(206,517)	(379,467)	(48,696)	(634,680)
Income (loss) before federal income taxes	(100,869)	(31,335)	(48,518)	(180,722)
Provision for federal income taxes	—	—	(1,056)	(1,056)
Net income (loss)	$(100,869)	$(31,335)	$(49,574)	$(181,778)

Average balances
Loans held-for-sale	$—	$1,928,339	$—	$1,928,339
Loans held-for-investment	2,031,748	4,158,032	13,913	6,203,693
Total assets	2,194,841	8,953,593	2,200,160	13,348,594
Interest-bearing deposits	6,109,708	—	551,696	6,661,404

	For the Year Ended December 31, 2010
	Community Banking	Mortgage Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$120,348	$94,150	$(3,835)	$210,663
Net gain on loan sales	546	296,419	—	296,965
Representation and warranty reserve - change in estimate	—	(61,523)	—	(61,523)
Other non-interest income	42,613	164,603	11,022	218,238
Total net interest income (loss) and non-interest income	163,507	493,649	7,187	664,343
Provision for loan losses	(95,808)	(330,545)	—	(426,353)
Asset resolution	(47,564)	(113,755)	(7)	(161,326)
Other non-interest expense	(156,221)	(228,604)	(64,548)	(449,373)
Total non-interest expense	(203,785)	(342,359)	(64,555)	(610,699)
Income (loss) before federal income taxes	(136,086)	(179,255)	(57,368)	(372,709)
Provision for federal income taxes	—	—	(2,104)	(2,104)
Net income (loss)	$(136,086)	$(179,255)	$(59,472)	$(374,813)

Average balances
Loans held-for-sale	$—	$1,945,913	$—	$1,945,913
Loans held-for-investment	2,188,639	5,053,894	—	7,242,533
Total assets	2,263,763	10,214,598	1,551,811	14,030,172
Interest-bearing deposits	5,842,816	—	1,404,311	7,247,127

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 31 — Holding Company Only Financial Statements

The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Financial Condition
(Dollars in thousands)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$56,552	$65,087
Investment in subsidiaries (1)	1,374,201	1,267,504
Other assets	5,005	2,416
Total assets	$1,435,758	$1,335,007
Liabilities and Stockholders’ Equity
Liabilities
Long term debt	$247,435	$247,435
Total interest paying liabilities	247,435	247,435
Other liabilities	28,961	7,856
Total liabilities	276,396	255,291
Stockholders’ Equity
Preferred Stock	260,390	254,732
Common stock	559	556
Additional paid in capital	1,476,569	1,471,463
Accumulated other comprehensive loss	(1,658)	(7,819)
Accumulated deficit	(576,498)	(639,216)
Total stockholders’ equity	1,159,362	1,079,716
Total liabilities and stockholders’ equity	$1,435,758	$1,335,007

(1)	Includes unconsolidated trusts.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Operations
(Dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Income
Dividends from subsidiaries	$—	$—	$—
Interest	482	247	266
Total	482	247	266
Expenses
Interest	6,894	6,446	8,883
General and administrative	20,619	4,097	10,982
Total	27,513	10,543	19,865
Income (loss) earnings before undistributed loss of subsidiaries	(27,031)	(10,296)	(19,599)
Equity in undistributed income (loss) of subsidiaries	95,390	(171,482)	(355,215)
Income (loss) before federal income taxes	68,359	(181,778)	(374,814)
Benefit for federal income taxes	17	—	—
Net income (loss)	68,376	(181,778)	(374,814)
Preferred stock dividends/accretion	(5,658)	(17,165)	(18,748)
Net income (loss) applicable to common stock	62,718	(198,943)	(393,562)
Other comprehensive income (loss) (1)	74,537	(173,432)	(342,715)
Comprehensive income	$137,255	$(372,375)	$(736,277)

(1)	See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net income (loss)	$68,376	$(181,778)	$(374,814)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in (income) losses of subsidiaries	(95,390)	171,482	355,215
Stock-based compensation	5,109	5,113	6,374
Change in other assets	(2,590)	(2,344)	(20)
Provision for deferred tax benefit	2,567	18	(8,532)
Change in other liabilities	18,538	(4,512)	5,867
Net cash used in operating activities	(3,390)	(12,021)	(15,910)
Investing Activities
Net change in investment in subsidiaries	(5,145)	(73,113)	(809,958)
Net cash used in investment activities	(5,145)	(73,113)	(809,958)
Financing Activities
Issuance of common stock	—	—	687,643
Proceeds from exercise of stock options and grants issued	—	—	(12)
Issuance of preferred stock	—	—	274,984
Dividends paid on preferred stock	—	(11,628)	(13,334)
Net cash provided financing activities	—	(11,628)	949,281
Net (decrease) increase in cash and cash equivalents	(8,535)	(96,762)	123,413
Cash and cash equivalents, beginning of year	65,087	161,849	38,436
Cash and cash equivalents, end of year	$56,552	$65,087	$161,849

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 32 — Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in 2012, 2011, and 2010 certain per share results have been adjusted to conform to the current presentation.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Interest income	$122,891	$122,923	$119,742	$115,415
Interest expense	48,158	47,445	46,663	41,474
Net interest income	74,733	75,478	73,079	73,941
Provision for loan losses	114,673	58,428	52,595	50,351
Net interest (expense) income after provision for loan losses	(39,940)	17,050	20,484	23,590
Loan administration income	38,885	25,012	11,099	25,010
Net gain on loan sales	204,853	212,666	334,427	238,953
Net loss on MSR sales	(2,317)	(983)	(1,332)	(7,687)
Representation and warranty reserve - change in estimate	(60,538)	(46,028)	(124,492)	(25,231)
Other non-interest income	40,494	49,667	54,035	54,750
Non-interest expense	(188,746)	(169,497)	(233,491)	(397,962)
(Loss) income before federal income tax provision	(7,309)	87,887	60,730	(88,577)
Provision (benefit) for federal income taxes	—	500	(20,380)	4,235
Net (loss) income	(7,309)	87,387	81,110	(92,812)
Preferred stock dividends/accretion	(1,407)	(1,417)	(1,417)	(1,417)
Net (loss) income applicable to common stock	$(8,716)	$85,970	$79,693	$(94,229)
Basic (loss) income per share (1)	$(0.22)	$1.48	$1.37	$(1.75)
Diluted (loss) income per share (1)	$(0.22)	$1.47	$1.36	$(1.75)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Interest income	$111,180	$108,061	$120,025	$126,145
Interest expense	58,607	56,737	54,411	50,282
Net interest income	52,573	51,324	65,614	75,863
Provision for loan losses	28,309	48,384	36,690	63,548
Net interest income after provision for loan losses	24,264	2,940	28,924	12,315
Loan administration income (loss)	39,336	30,450	(3,478)	28,295
Net gain on loan sales	50,184	39,827	103,858	106,919
Net loss on MSR sales	(112)	(2,381)	(2,587)	(2,823)
Representation and warranty reserve - change in estimate	(20,427)	(21,364)	(38,985)	(69,279)
Other non-interest income	27,285	11,546	53,743	55,509
Non-interest expense	(147,230)	(130,922)	(150,691)	(205,837)
Loss before federal income tax provision	(26,700)	(69,904)	(9,216)	(74,901)
Provision for federal income taxes	264	264	264	264
Net loss	(26,964)	(70,168)	(9,480)	(75,165)
Preferred stock dividends/accretion	(4,710)	(4,720)	(4,719)	(3,016)
Net loss available to common stockholders	$(31,674)	$(74,888)	$(14,199)	$(78,181)
Basic loss per share (1)	$(0.57)	$(1.35)	$(0.26)	$(1.41)
Diluted loss per share (1)	$(0.57)	$(1.35)	$(0.26)	$(1.41)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Interest income	$132,293	$137,170	$133,307	$130,012
Interest expense	88,523	87,617	82,103	63,876
Net interest income	43,770	49,553	51,204	66,136
Provision for loan losses	63,560	86,019	51,399	225,376
Net interest expense after provision for loan losses	(19,790)	(36,466)	(195)	(159,240)
Loan administration income (loss)	26,150	(54,665)	12,924	28,270
Net gain on loan sales	52,566	64,257	103,211	76,931
Net loss on MSR sales	(2,213)	(1,266)	(1,195)	(2,303)
Representation and warranty reserve - change in estimate	(26,827)	(11,389)	(12,958)	(10,349)
Other non-interest income	22,322	103,394	42,906	43,915
Non-interest expense	(129,428)	(156,181)	(162,589)	(162,501)
Loss before federal income tax provision	(77,220)	(92,316)	(17,896)	(185,277)
Provision for federal income taxes	—	—	—	2,104
Net loss	(77,220)	(92,316)	(17,896)	(187,381)
Preferred stock dividends/accretion	(4,680)	(4,690)	(4,690)	(4,689)
Net loss available to common stockholders	$(81,900)	$(97,006)	$(22,586)	$(192,070)
Basic loss per share (1)	$(10.54)	$(6.33)	$(1.47)	$(7.39)
Diluted loss per share (1)	$(10.54)	$(6.33)	$(1.47)	$(7.39)

(1)	Restated for a one-for-ten reverse stock split announced September 27, 2012 and began trading on October 11, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that:

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, as of December 31, 2012 and based on the specific criteria, we assert that we have maintained effective internal control over financial reporting, involving the preparation and reporting of our Consolidated Financial Statements presented in uniformity with U.S. GAAP.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Baker Tilly Virchow Krause, LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Effective as of March 4, 2013, the Bank and Steven J. Issa, an Executive Vice President, who most recently served as Managing Director, Commercial Banking, entered into a retention agreement (the “Issa Retention Agreement”). The Issa Retention Agreement provides financial incentives for Mr. Issa to remain employed by the Bank through April 2013 and to assist the Bank by supervising the process of obtaining the consents required by, and facilitating the transfer of loans and leases under, the Transaction Purchase and Sale Agreement, dated as of December 31, 2012, between the Bank and CIT Finance LLC, and the Asset and Portfolio Purchase and Sale Agreement, dated February 5, 2013, between the Bank and Customers Bank.
The Issa Retention Agreement provides that Mr. Issa's 2013 annualized cash compensation will be $1,000,000 and his 2013 annualized share salary will be $600,000, in each case adjusted retroactive to January 2013 and paid through the end of his employment by the Bank. (The Bank currently expects that Mr. Issa will not be employed by the Bank beyond April 2013.) In addition, subject to the terms and conditions of the Issa Retention Agreement, Mr. Issa will receive a retention payment of $160,000 on March 29, 2013 (with respect to March 2013), and a retention payment of $250,000 on April 25, 2013 (with respect to April 2013), if in each case Mr. Issa has remained actively employed by the Bank through the date of that payment and in the discretion of the Bank's Chief Executive Officer, Mr. Issa has used his reasonable best efforts to provide in all material respects the transitional support outlined in the Issa Retention Agreement. The payments under the Issa Retention Agreement are subject to compliance with applicable legal requirements, including the regulations promulgated under the Emergency Economic Stabilization Act of 2008, as amended, which we sometimes refer to as the TARP Rules. The Bank expects that Mr. Issa's total 2013 compensation under the Issa Retention Agreement will be approximately $900,000, if Mr. Issa remains employed by the Bank through April 25, 2013, and excluding any adjustment that may be required by the TARP Rules.
As permitted by applicable rules, we are providing this disclosure in this Annual Report on Form 10-K in lieu of providing disclosure pursuant to Item 5.02 of Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item 10 is hereby incorporated by reference to the Proxy Statement for our 2013 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed pursuant to Regulation 14A within 120 days after the end of our 2012 fiscal year.

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

We have also adopted Corporate Governance Guidelines and charters for the Audit Committee, Compensation Committee, and Nominating Corporate Governance Committee and copies are available at www.flagstar.com or upon written request for stockholders to Flagstar Bancorp, Inc., Attn: Paul Borja, CFO, 5151 Corporate Drive, Troy, MI 48098.

None of the information currently posted, or posted in the future, on our website is incorporated by reference into this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference to the Proxy Statement. Reference is also made to the information appearing in "Market for the Registrant’s Common Equity and Related Stockholder Matters – Equity Compensation Plan Information" under Item 5 of this Form 10-K, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to our Proxy Statement.

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
2.1*
Purchase and Assumption Agreement, dated as of July 26, 2011, by and among Flagstar Bank, FSB, the Company and PNC Bank, National Association (previously filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-K, dated November 9, 2011, and incorporated herein by reference).

2.2*
Purchase and Assumption Agreement, dated as of August 15, 2011, by and among Flagstar Bank, FSB, the Company and First Financial Bank, N.A. (previously filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-K, dated November 9, 2011, and incorporated herein by reference).

3.1*
Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc. (previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, dated October 30, 2012, and incorporated herein by reference).

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

10.3*+	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).
10.4*+
Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125512), dated June 3, 2005, and incorporated herein by reference).

10.5*+
Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621), dated April 17, 1997, and incorporated herein by reference).

10.6*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8 K, dated May 18, 2011, and incorporated herein by reference).

Exhibit No.	Description
10.7*
Form of Purchase Agreement, dated as of May 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 16, 2008, and incorporated herein by reference).

10.8*
Form of First Amendment to Purchase Agreement, dated as of December 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).

10.9*	Form of Warrant (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).
10.10*
Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 19, 2008, and incorporated herein by reference).

10.11*
Form of Registration Rights Agreement, dated as of January 30, 2009, between the Company and certain management investors (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.12*
Closing Agreement, dated as of January 30, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.13*
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

10.15*+
Form of Waiver, executed on January 30, 2009, by each of Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.16*+
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

10.17*
Purchase Agreement, dated as of February 17, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 19, 2009, and incorporated herein by reference).

10.18*
Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 27, 2009, and incorporated herein by reference).

10.19*
Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).

10.20*+
Employment Agreement, effective as of September 29, 2009, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 2, 2009, and incorporated herein by reference).

10.21*+
Stock Award Agreement, dated October 20, 2009, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 23, 2009, and incorporated herein by reference).

10.22*+
Employment Agreement, dated October 23, 2009, by and between the Company and Salvatore A. Rinaldi (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).

Exhibit No.	Description
10.23*+
Form of Stock Award Agreement to be entered into by certain executive officers of the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).

10.24*+
Employment Agreement, entered into December 4, 2009, by and between the Company and Matthew A. Kerin (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 8, 2009, and incorporated herein by reference).

10.25*
Supervisory Agreement, dated as of January 27, 2010, by and between the Company and the OCC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).

10.26*
Stipulation and Order of Settlement and Dismissal, dated February 24, 2012, by and among the Company, the Bank and the United States of America (previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K, dated as of March 20, 2012, and incorporated herein by reference).

10.27*+
Letter Agreement, dated January 24, 2012, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of January 26, 2012, and incorporated herein by reference).

10.28*+
Election Form, dated January 24, 2012, executed by Joseph P. Campanelli and accepted by Flagstar Bancorp, Inc. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of January 26, 2012, and incorporated herein by reference).

10.29*+
Offer Letter, dated February 7, 2011, executed by Joseph P. Campanelli and accepted by Steven P. Issa (previously filed as Exhibit 10.32 to the Company's Quarterly Report on Form10-Q, dated as of May 10, 2012, and incorporated herein by reference).

10.30*+
Form of TARP Restricted Stock Award Agreement to be entered into by and between the Company and certain executive officers of the Company (previously filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q, dated as of May 10, 2012, and incorporated herein by reference).

10.31*+
Employment Agreement, dated as of October 1, 2012, by and between Flagstar Bancorp, Inc. and Michael J. Tierney (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 3, 2012, and incorporated herein by reference).

10.32 *
Stipulation to the Issuance of a Consent Order, effective as of October 23, 2012, by and between the Office of the Comptroller of the Currency and Flagstar Bank, FSB (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference).

10.33 *
Consent Order, dated October 23, 2012, by and between Flagstar Bank, FSB and the Office of the Comptroller of the Currency (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference).

10.34	Transaction Purchase and Sale Agreement, effective as of December 31, 2012, by and between Flagstar Bank, FSB and CIT Bank.
10.35 +	Consulting Agreement, dated as of December 21, 2012, by and between Flagstar Bancorp, Inc. and John Lewis.
10.36 +	Separation and Release Agreement, dated November 1, 2012, by and between the Company and Joseph P. Campanelli.
10.37 +	Consulting Agreement, dated November 1, 2012, by and between the Company and Joseph P. Campanelli.
11
Statement regarding computation of per share earnings incorporated by reference to Note 23 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends.
14*	Flagstar Bancorp, Inc. Code of Business Conduct and Ethics (previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K, dated March 16, 2006, and incorporated herein by reference)

Exhibit No.	Description
18*	Letter re Change in Accounting Principles (previously filed as Exhibit 18 to the Company’s Current Report on Form 8-K, dated as of May 18, 2011, and incorporated herein by reference).
21	List of Subsidiaries of the Company.
23	Consent of Baker Tilly Virchow Krause, LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1	Certification of Principal Executive Officer of the Company (Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended).
99.2	Certification of Principal Financial Officer of the Company (Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended).
101 **
Financial statements from Annual Report on Form 10-K of the Company for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2013.

FLAGSTAR BANCORP, INC.

By:	/s/ Michael J. Tierney
Michael J. Tierney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2013.

	SIGNATURE	TITLE

By:	/S/ MICHAEL J. TIERNEY Michael J. Tierney	President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ PAUL D. BORJA Paul D. Borja	Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/S/ JOHN D. LEWIS John D. Lewis	Chairman

By:	/S/ DAVID J. MATLIN David J. Matlin	Director

By:	/S/ PETER SCHOELS Peter Schoels	Director

By:	/S/ GREGORY ENG Gregory Eng	Director

By:	/S/ MICHAEL J. SHONKA Michael J. Shonka	Director

By:	/S/ DAVID L. TREADWELL David L. Treadwell	Director

By:	/S/ WALTER N. CARTER Walter N. Carter	Director

By:	/S/ JAY J. HANSEN Jay J. Hansen	Director

By:	/S/ JAMES A. OVENDEN James A. Ovenden	Director

EXHIBIT INDEX

Exhibit No.	Description
2.1*
Purchase and Assumption Agreement, dated as of July 26, 2011, by and among Flagstar Bank, FSB, the Company and PNC Bank, National Association (previously filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-K, dated November 9, 2011, and incorporated herein by reference).

2.2*
Purchase and Assumption Agreement, dated as of August 15, 2011, by and among Flagstar Bank, FSB, the Company and First Financial Bank, N.A. (previously filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-K, dated November 9, 2011, and incorporated herein by reference).

3.1*
Amended and Restated Articles of Incorporation of the Flagstar Bancorp, Inc. (previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, dated October 30, 2012, and incorporated herein by reference).

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

10.3*+	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).
10.4*+
Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125512), dated June 3, 2005, and incorporated herein by reference).

10.5*+
Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621), dated April 17, 1997, and incorporated herein by reference).

10.6*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8 K, dated May 18, 2011, and incorporated herein by reference).
10.7*
Form of Purchase Agreement, dated as of May 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 16, 2008, and incorporated herein by reference).

10.8*
Form of First Amendment to Purchase Agreement, dated as of December 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).

10.9*	Form of Warrant (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).

Exhibit No.	Description
10.10*
Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 19, 2008, and incorporated herein by reference).

10.11*
Form of Registration Rights Agreement, dated as of January 30, 2009, between the Company and certain management investors (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.12*
Closing Agreement, dated as of January 30, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.13*
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

10.15*+
Form of Waiver, executed on January 30, 2009, by each of Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.16*+
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

10.17*
Purchase Agreement, dated as of February 17, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 19, 2009, and incorporated herein by reference).

10.18*
Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 27, 2009, and incorporated herein by reference).

10.19*
Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).

10.20*+
Employment Agreement, effective as of September 29, 2009, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 2, 2009, and incorporated herein by reference).

10.21*+
Stock Award Agreement, dated October 20, 2009, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 23, 2009, and incorporated herein by reference).

10.22*+
Employment Agreement, dated October 23, 2009, by and between the Company and Salvatore A. Rinaldi (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).

10.23*+
Form of Stock Award Agreement to be entered into by certain executive officers of the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).

10.24*+
Employment Agreement, entered into December 4, 2009, by and between the Company and Matthew A. Kerin (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 8, 2009, and incorporated herein by reference).

10.25*
Supervisory Agreement, dated as of January 27, 2010, by and between the Company and the OCC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).

10.26*
Stipulation and Order of Settlement and Dismissal, dated February 24, 2012, by and among the Company, the Bank and the United States of America (previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K, dated as of March 20, 2012, and incorporated herein by reference).

Exhibit No.	Description
10.27*+
Letter Agreement, dated January 24, 2012, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of January 26, 2012, and incorporated herein by reference).

10.28*+
Election Form, dated January 24, 2012, executed by Joseph P. Campanelli and accepted by Flagstar Bancorp, Inc. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of January 26, 2012, and incorporated herein by reference).

10.29*+
Offer Letter, dated February 7, 2011, executed by Joseph P. Campanelli and accepted by Steven P. Issa (previously filed as Exhibit 10.32 to the Company's Quarterly Report on Form10-Q, dated as of May 10, 2012, and incorporated herein by reference).

10.30*+
Form of TARP Restricted Stock Award Agreement to be entered into by and between the Company and certain executive officers of the Company (previously filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q, dated as of May 10, 2012, and incorporated herein by reference).

10.31*+
Employment Agreement, dated as of October 1, 2012, by and between Flagstar Bancorp, Inc. and Michael J. Tierney (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 3, 2012, and incorporated herein by reference).

10.32 *
Stipulation to the Issuance of a Consent Order, effective as of October 23, 2012, by and between the Office of the Comptroller of the Currency and Flagstar Bank, FSB (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference).

10.33 *
Consent Order, dated October 23, 2012, by and between Flagstar Bank, FSB and the Office of the Comptroller of the Currency (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference).

10.34	Transaction Purchase and Sale Agreement, effective as of December 31, 2012, by and between Flagstar Bank, FSB and CIT Bank.
10.35 +	Consulting Agreement, dated as of December 21, 2012, by and between Flagstar Bancorp, Inc. and John Lewis.
10.36 +	Separation and Release Agreement, dated November 1, 2012, by and between the Company and Joseph P. Campanelli.
10.37 +	Consulting Agreement, dated November 1, 2012, by and between the Company and Joseph P. Campanelli.
11
Statement regarding computation of per share earnings incorporated by reference to Note 23 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends.
14*	Flagstar Bancorp, Inc. Code of Business Conduct and Ethics (previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K, dated March 16, 2006, and incorporated herein by reference)
18*	Letter re Change in Accounting Principles (previously filed as Exhibit 18 to the Company’s Current Report on Form 8-K, dated as of May 18, 2011, and incorporated herein by reference).
21	List of Subsidiaries of the Company.
23	Consent of Baker Tilly Virchow Krause, LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

Exhibit No.	Description
99.1	Certification of Principal Executive Officer of the Company (Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended).
99.2	Certification of Principal Financial Officer of the Company (Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended).
101 **
Financial statements from Annual Report on Form 10-K of the Company for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.