Form 10-K/A
period 2012-12-31
FLAGSTAR BANCORP INC
filed 2013-04-30
CIK 1033012

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY STATEMENT

This Amendment No. 1 to Form 10-K (the “Amended Report”) amends the original Annual Report on Form 10-K of Flagstar Bancorp, Inc. (the “Company”), the holding company for Flagstar Bank, FSB (the “Bank”), for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2013 (the “Original Report”). This Amended Report amends the Original Report solely to provide information required by Part III, Items 10, Item 11, Item 12, Item 13, and Item 14 of Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits under Item 15 of Part IV to this Amended Report.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth the name and age (as of April 25, 2013) of our executive officers.

Name and Age	Position(s) Held

Michael J. Tierney, 58	President and Chief Executive Officer of the Company; Chief Executive Officer of the Bank
Paul D. Borja, 52	Executive Vice President and Chief Financial Officer of the Company and the Bank
Alessandro P. DiNello, 58	Executive Vice-President and Chief Administrative Officer of the Company; President and Chief Administrative Officer of the Bank
Matthew A. Kerin, 59	Executive Vice-President of the Company; President, Mortgage Banking Division of the Bank
Hugh Boyle, 53	Executive Vice President and Chief Risk Officer of the Company and the Bank
Michael C. Flynn, 57	Executive Vice President and Chief Legal Officer of the Bank
Laura C. Anger, 49	Executive Vice President and Director of Human Resources of the Bank
Todd McGowan, 49	Executive Vice President and Managing Director of Regulatory Affairs of the Bank

Michael J. Tierney has served as Executive Vice-President of the Bank since February 2011. He currently serves as our President and Chief Executive Officer and Chief Executive Officer of the Bank, and he has also served as a director since December 21, 2012. He previously served as Executive Vice President and Managing Director, Personal Financial Services of the Bank. Mr. Tierney has over 33 years of experience in retail, consumer, and commercial banking in Michigan and throughout the Midwest. From March 2010 to February 2011, he served as President and Chief Executive Officer of the Bluewater Bank Group, an investment group formed to purchase Michigan banks. From July 2006 to March 2010, Mr. Tierney served as the President and Chief Executive Officer for Peoples State Bank, and prior to that he served as the Senior Vice President and Managing Director for Midwest Business Banking at Chase. Mr. Tierney began his career at Comerica Bank, where he served for 28 years in various senior leadership roles, most notably as Senior Vice President, Personal Financial Services, where he oversaw 256 Michigan branches and was responsible for more than $13.5 billion in small business and consumer deposits.

Paul D. Borja has served as Executive Vice President since May 2005 and Chief Financial Officer since June 2005. Mr. Borja has worked with the banking industry for over 30 years, including from 1982 through 1990 as an audit and tax CPA with a Big 4 accounting firm and other accounting firms specializing in financial institutions. He also practiced as a banking and securities attorney in Washington, D.C. from 1990 through 2005, where he structured the corporate and tax aspects of mergers and acquisitions, managed initial public offerings and public and private secondary offerings of debt and equity, provided bank regulatory advice and assisted with accounting standard interpretations and reviews of financial processes. Mr. Borja previously served on the board of directors of the Federal Home Loan Bank of Indianapolis and also served as the vice chairman of its Finance Committee.

Alessandro P. DiNello was appointed Executive Vice-President and Chief Administrative Officer of the Company and President and Chief Administrative Officer of the Bank on December 18, 2012. In such positions, Mr. DiNello is responsible for all banking operations and leads the Bank’s efforts to coordinate and ensure compliance with any regulatory agreements. Mr. DiNello served as Executive Vice President, Personal Financial Services from 2011 to December 2012. From 1995 to 2011, Mr. DiNello served as Executive Vice President and Head of Retail Banking. In that role, Mr. DiNello grew the bank branch network from five locations to 162 locations, all on a de novo basis. Included in this expansion was the development of an in-store banking platform, principally in partnership with Wal-Mart. Mr. DiNello was also responsible for forming a Government Banking group, as well as an Internet Banking group. Prior to joining the Bank, Mr. DiNello served as President of Security Savings Bank (“Security”), which in 1994 was acquired by First Security Savings Bank (“First Security”) and in 1996 was merged with First Security to form Flagstar Bank. Mr. DiNello began his employment with Security in 1979. He was instrumental in converting Security from a mutual to a stock organization in 1984, and in 1994, he was instrumental in negotiating the sale of Security to First Security at a price that resulted in a return of almost 600% to Security’s charter stockholders. He also served as a Bank Examiner with the Federal Home Loan Bank Board from 1976 through 1979.

Matthew A. Kerin was appointed President of the Bank’s Mortgage Banking Division on December 18, 2012. Prior to that appointment, Mr. Kerin served as Executive Vice President and Managing Director, Mortgage Banking and Warehouse, since November 2009. Prior to joining Flagstar in 2009, Mr. Kerin spent twenty years in the financial services industry, most recently having served as head of Corporate Specialties at Sovereign Bank overseeing multiple business units, among them, mortgage banking and warehouse lending, home equity underwriting and credit cards, auto finance, capital markets and private banking and investment sales. Prior to joining Sovereign Bank in 2006, Mr. Kerin served as chief operating officer of Columbia Management Distributors, Bank of America’s investment management sales organization. Prior to joining Bank of America in April 2004, following its merger with FleetBoston, Mr. Kerin served as chief administrative officer of Columbia Management, the investment arm of FleetBoston Financial. During his career at FleetBoston, he also served as Executive Vice-President, Corporate Strategy & Development where he was involved in the development and execution of corporate strategic initiatives mergers and acquisitions, joint ventures and strategic investments, and the Project Management Office, managing various integration/consolidation activities for numerous large acquisitions. Previously, Mr. Kerin held senior management roles at predecessor banks in mergers and acquisitions, strategy, real estate workout, and corporate finance.

Hugh Boyle was appointed Executive Vice-President and Chief Risk Officer on January 22, 2013. From 2009 to 2012, Mr. Boyle was Chief Risk Officer of CIBC FirstCaribbean International Bank. From 2007 to 2009, Mr. Boyle served as an independent consultant on banking and risk management issues to commercial and investment banks, mutual funds, asset advisors, hedge funds, and venture capital companies. Prior to that, he served in various positions at Washington Mutual, Inc. from 2003 to 2007, including Chief Credit Officer and Chief Risk Officer, Treasury Division.

Michael C. Flynn was appointed Executive Vice-President and Chief Legal Officer on March 4, 2013. From 2009 to 2013, Mr. Flynn was General Counsel – Mortgage Banking of PNC Financial Services Group. From 2007 to 2009, he was Acting General Counsel and Deputy General Counsel of the U.S. Department of Housing and Urban Development where he managed approximately 370 attorneys in all areas of agency program responsibilities. Prior to that, Mr. Flynn served as Senior Vice-President and Senior Counsel of World Savings Bank and Golden West Financial from 2001 to 2007 where he managed a team of lawyers in mortgage loan business, including originations, litigation, servicing, regulatory disputes, compliance matters, contracts, and insurance coverage. Mr. Flynn also served as Vice-President and General Litigation Counsel at Chicago Title Insurance Company from 1997 to 2000.

Laura C. Anger has been Executive Vice-President and Director of Human Resources for the Bank since November 2011. Prior to that, Ms. Anger served as vice president of Human Resources at Crain Communications, Inc, a business media company, in Detroit from April 2003 until November 2011. Prior to that, Ms. Anger held executive human resources positions with GE Capital, Heller Financial and AT&T Capital. She has more than 20 years of human resources experience, including 14 years with commercial finance companies.

Todd McGowan has served as Executive Vice President and Managing Director of Regulatory Affairs since January 2013, prior to which, Mr. McGowan served as Chief Risk Officer since January 2010. Mr. McGowan has over 20 years experience in performing compliance audits and improving internal control performance for many Fortune 500 public and private companies in the financial services and manufacturing industries. From 1998 until 2009, Mr. McGowan was a Partner with Deloitte & Touche LLP, and, among other responsibilities, developed and implemented Sarbanes-Oxley compliance programs, developed and managed internal audits of Sarbanes-Oxley compliance programs, implemented enterprise risk management programs, and developed risk assessment techniques and risk mitigation strategies for financial institutions ranging in size from $500 million to $20 billion in Michigan and Ohio.

Board of Directors

The following descriptions provide certain biographical information about each of our directors, followed by a statement regarding the specific experience, qualifications, attributes or skills that led to the determination by the nominating/corporate governance committee of our board of directors (the “Board”) that each director should serve as director. There were no material changes in 2012 to the procedures by which our stockholders may recommend nominees to the Board.

Walter N. Carter, 61, has served as a member of the Board since 2009. Mr. Carter is currently a Managing Principal at Gateway Asset Management Company, a financial services consulting company focusing on consumer and commercial financial assets. Previously, Mr. Carter was Senior Vice-President and Director of Consumer Lending at Fifth Third Bank from 2005 to 2008, served as a consultant to the chief executive officer of the direct to consumer retail non-conforming mortgage business for General Electric from 2004 to 2005, and served as President of Manufactured Housing at Green Tree Servicing/Conseco Financial Corp from 2001 to 2004. Mr. Carter’s extensive experience in banking operations and consumer lending provides significant insight and expertise to the Board, particularly as we continue to refine and execute our business operations in the current environment.

Jay J. Hansen, 49, has served as a member of the Board since 2005. Mr. Hansen is co-founder and President of O2 Investment Partners, LLC, a private equity investment group that seeks to acquire a majority interest in small and middle market manufacturing, niche distribution, and select service and technology businesses. Prior to forming O2 Investment Partners in 2010, Mr. Hansen provided consulting services to financial and manufacturing concerns. From 2002 through December 2006, Mr. Hansen served in various capacities for Noble International, Ltd., a publicly-traded supplier of automotive parts, component assemblies and value-added services to the automotive industry, including service as Chief Operating Officer from February 2006 to December 2006; Vice-President and Chief Financial Officer from May 2003 to February 2006; and Vice-President of Corporate Development from 2002 to 2003. From 1994 to 2002, Mr. Hansen served as Vice-President at Oxford Investment Group, a privately held merchant bank with holdings in a variety of business segments. Prior to his time with Oxford Investment Group, Mr. Hansen had ten years experience in commercial banking, in various lending and special asset capacities. Mr. Hansen’s experience as principal financial officer of a public company provides the Board and the Audit Committee with valuable expertise as a financial expert. In addition, Mr. Hansen’s experience as a business operator and, more recently, a principal in a Michigan based private equity investment group provides us with valuable insight into the Michigan market. Mr. Hansen also serves on the board of directors and the audit committee of Power Solutions International, Inc., a publicly-traded leader in the design, engineering and manufacturing of emissions-certified alternative fuel and conventional power systems.

John D. Lewis, 64, joined the Board as non-executive Chairman of the Board effective February 12, 2013. Mr. Lewis retired in 2006 as vice chairman of Comerica Incorporated, the parent company of Comerica Bank (“Comerica”). During his 36-year tenure with Comerica, Mr. Lewis managed Small Business and Retail Banking divisions in Michigan, Florida, California and Texas, and oversaw the nationwide mortgage and consumer lending operations for all of Comerica’s subsidiaries through a distribution system of more than 300 banking offices. Mr. Lewis’s responsibilities included building and expanding Comerica’s presence in Michigan, Florida, California and Texas. Mr. Lewis also had extensive experience managing various staff divisions within Comerica, including Human Resources, Marketing and Product Management, Corporate Communications, Compliance, Government Relations, Public Affairs and Quality Process. Mr. Lewis served as a director of Comerica, and as a member of Comerica’s Management Policy Committee and Management Council. Mr. Lewis joined Donnelly Penman & Partners, an investment banking firm located in Grosse Pointe, Michigan, in 2006. Currently, he is serving as managing director of Donnelly Penman Capital, LLC, an investment banking firm that provides services to the community banking and manufacturing sectors. In addition, he heads the investment committee and is a general partner and advisory board member of the Donnelly Penman Fund, LLC, which invests in small community start-up banks throughout the United States.

David J. Matlin, 51, has served as a member of the Board since 2009. Mr. Matlin is the Chief Executive Officer of MP Global Advisers, which he co-founded in July 2002. Prior to forming MP Global Advisers, Mr. Matlin was a Managing Director at Credit Suisse First Boston, and headed their Distressed Securities Group upon its inception in 1994. Mr. Matlin was also a Managing Director and a founding partner of Merrion Group, L.P., a successor to Scully Brothers & Foss L.P., from 1988 to 1994. Mr. Matlin’s background in distressed companies and his experience serving on several public company boards brings extensive leadership, risk assessment skills and public company expertise to the Board. Also, Mr. Matlin is a controlling member of MP Thrift Investments L.P. (“MP Thrift”), and as such, he provides the Board with the perspective of a major shareholder. Mr. Matlin also serves on the board of directors of Standard Pacific Corp., a publicly-traded home builder. Mr. Matlin was designated by MP Thrift pursuant to Section 4.1(c) of Investment Agreement between us and MP Thrift dated as of December 17, 2008 (the “Investment Agreement”). Pursuant to the terms of the Investment Agreement, MP Thrift is entitled to designate such number of directors to serve on the Board in proportion to the total voting power of voting stock beneficially owned by MP Thrift until such time as they no longer own at least 10% of the total voting power in us. MP Thrift beneficially owns 63.5% of our common stock.

James A. Ovenden, 50, has served as a member of the Board since 2010. Mr. Ovenden is the Chief Financial Officer of Advance America, Cash Advance Centers, Inc., a leading provider of non-bank cash advance services in the United States, which he joined in May 2011. Since 2002, Mr. Ovenden has also been the principal consultant with CFO Solutions of SC, LLC, a financial consulting business for middle market companies requiring credit restructuring and business advisory services. Mr. Ovenden served as the Chief Financial Officer of AstenJohnson Holdings LTD, a manufacturer of paper machine clothing, specialty fabrics, filaments and drainage equipment, from 2009 to 2010, and a founding principal of OTO Development, Inc., a hospitality development company, where he served in an executive capacity from 2004 to 2007. Prior to that, he served as the Chief Financial Officer, Secretary and Treasurer of Extended Stay America, Inc. from January 2004 until May 2004, when the company was sold. Mr. Ovenden’s experience and expertise in other public companies’ financial and audit programs and policies provide the Board with invaluable expertise in these areas. Mr. Ovenden formerly served on the board of directors of Polymer Group, Inc., a leading global engineered materials company, and of Insight Health Services Holdings Corp., a provider of diagnostic imaging services.

Peter Schoels, 39, joined the Board as a director effective February 14, 2013. Mr. Schoels has served as Managing Partner of MP Global Advisers since 2009 and has been a partner with MP Global Advisers since its inception in July 2002. In his capacity as Managing Partner, Mr. Schoels has been involved in the supervision of all investments made by certain private investment partnerships managed by MP Global Advisers, including MP Thrift’s investment in us. Mr. Schoels’ background in supervising investments in distressed companies, and serving as a director of a publicly-traded company provides the Board with the perspective of a major shareholder and seasoned investor that has an intimate knowledge of our business and operations and with additional leadership and risk assessment skills. Since October 2009, Mr. Schoels has been a director of Standard Pacific Corp., a publicly-traded home builder. Mr. Schoels was designated by MP Thrift pursuant to Section 4.1(c) of Investment Agreement.

Michael J. Shonka, 65, has served as a member of the Board since 2011. Mr. Shonka is servicing as Chief Financial Officer of West Star Aviation, Inc. as of April 2013. Prior to that, Mr. Shonka was the managing partner of MJS Advisors, LLC, a provider of advisory services regarding mergers and acquisitions, working capital and business performance in aerospace, banking, and other sectors, since 2010. Previously, Mr. Shonka was executive vice president and Chief Financial Officer of Cessna Aircraft Company from 1999 to 2010, after joining Cessna Aircraft Company in 1996 as senior vice president. Prior to that, Mr. Shonka served as executive vice president and Chief Financial Officer of Fourth Financial Corporation from 1988 until 1996. Mr. Shonka’s experience as a chief financial officer and expertise in mergers and acquisitions and business performance will be invaluable to the Board as we transform the Bank into a full service, super community bank.

Michael J. Tierney, 58, joined the Board as a director effective December 21, 2012. Mr. Tierney also serves as our President and Chief Executive Officer and Chief Executive Officer of the Bank and his summary biography is included with the other executive officers above under “Executive Officers.” Mr. Tierney’s many years of experience as an executive in the Michigan banking industry provides valuable leadership experience and industry knowledge to the Board. Moreover, Mr. Tierney’s day-to-day leadership and intimate knowledge of our business and operations provide the Board with Flagstar-specific experience and expertise.

David L. Treadwell, 58, has served as a member of the Board since 2009. Since August 2011, Mr. Treadwell has worked as a consultant to Tennenbaum Capital Advisors, LLC, advising them on their portfolio companies. Until its sale in August 2011, Mr. Treadwell was the President and Chief Executive Officer of EP Management Corporation (formerly known as EaglePicher Corporation), a diversified industrial products company, where he had served in the role since August 2006. Prior to that, he has served as its Chief Operating Officer from November 2005 until August 2006, and as a division president from July 2005 until November 2005. From August 2004 until March 2005, Mr. Treadwell was Chief Executive Officer of Oxford Automotive, a $1 billion automotive supplier of stampings and welded assemblies, and from 2002 until August 2004, Mr. Treadwell provided business consulting services. With his experience as the principal executive officer of a large Michigan corporation, Mr. Treadwell provides valuable insight and guidance on issues of corporate strategy and risk management, particularly as to his expertise and understanding of the Michigan market. Moreover, Mr. Treadwell has had considerable experience with distressed companies and has been instrumental in turnarounds. Mr. Treadwell also serves on the board of directors of Fairpoint Communications, a communications provider, and Visteon Corporation, a global automotive supplier.

Audit Committee

The audit committee is a separately-designated standing committee of the Board. The current members of the audit committee are Jay J. Hansen, James A. Ovenden, and Michael J. Shonka, each of whom is independent under the New York Stock Exchange (the “NYSE”) listing standards and applicable Securities and Exchange Commission (the “SEC”) rules and regulations. The chairman of the audit committee is Mr. Hansen. The audit committee met 21 times during 2012. The Board has determined that Messrs. Hansen, Ovenden and Shonka each qualify as an “audit committee financial expert,” as defined by the rules and regulations of the SEC. Further, the Board certifies that each member of the audit committee is financially literate and has accounting or related financial management expertise, as such qualifications are defined by the rules of the NYSE.

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

Corporate Governance Matters

We have adopted a code of business conduct and ethics that applies to our employees, officers and directors, including the principal executive officer, principal financial officer, and principal accounting officer. Among other things, the code of business conduct and ethics requires compliance with laws and regulations, avoidance of conflicts of interest and insider trading, and reporting of illegal or unethical behavior. Further, the code of business conduct and ethics provides for special ethics obligations for employees with financial reporting obligations. The code of business conduct and ethics can be found on our website, which is located in the investor relations section of flagstar.com, or is available upon written request of stockholders to Flagstar Bancorp, Inc., Attn: Investor Relations Officer, 5151 Corporate Drive, Troy, MI 48098. We intend to make all required disclosures concerning any amendments to, or waivers from, the code of business conduct and ethics on our website.

We have also adopted corporate governance guidelines and charters for the audit committee, compensation committee, nominating/corporate governance committee, compliance committee and governance and risk committee and copies are available in investor relations section of flagstar.com or upon written request of stockholders to Flagstar Bancorp, Inc., Attn: Investor Relations Officer, 5151 Corporate Drive, Troy, MI 48098.

None of the information currently posted, or posted in the future, on our website is incorporated by reference into this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports. The Form 4 statement for Mr. Issa reporting his sale of shares in thirty transactions on February 11, 2013 was not filed with the SEC until February 20, 2013. Other than the foregoing, and based solely on our review of copies of such reports received by us, or written representations from certain reporting persons that no annual report of change in beneficial ownership is required, we believe that all filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners during the year ended December 31, 2012 were timely met.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation program, philosophy and objectives. We also provide an overview of how and why the compensation committee of the Board made specific decisions involving our named executive officers listed below.

•

Michael J. Tierney - President and Chief Executive Officer. Mr. Tierney was appointed to serve as our President effective October 1, 2012 and our Chief Executive Officer effective November 1, 2012, subject to regulatory non-objection which was received on December 21, 2012. Mr. Tierney was also appointed to our and the Bank’s board of directors.

•	Paul D. Borja - Executive Vice-President and Chief Financial Officer.

•	Matthew A. Kerin - President, Mortgage Banking Division.

•

Steven J. Issa - Executive Vice President. Mr. Issa entered into a retention agreement pursuant to which he will remain employed as our Executive Vice President through April 30, 2013 to facilitate obtaining consents from third parties necessary to complete the sales of commercial loans based upon agreements entered into during the fourth quarter of 2012 and the first quarter 2013.

•

Daniel Landers - former Executive Vice President and Chief Credit Officer. Mr. Landers resigned as our Executive Vice President and Chief Credit Officer effective December 31, 2012, but he will remain employed as Executive Vice President and Senior Advisor to the President and Chief Executive Officer through June 30, 2013.

•

Joseph P. Campanelli - former Chairman of the Board, President and Chief Executive Officer. Mr. Campanelli’s employment agreement was mutually terminated pursuant to a separation agreement effective November 1, 2012. On the same date, we entered into a consulting agreement with Mr. Campanelli, subject to applicable regulatory approval or non-objection. Mr. Campanelli has not received any compensation under the consulting agreement, because the applicable regulatory approval or non-objection has not been received yet. Mr. Campanelli is our named executive officer because he served as our principal executive officer during a portion of 2012.

•

Salvatore J. Rinaldi - former Executive Vice-President and Chief Operating Officer. Mr. Rinaldi resigned as our Executive Vice-President and Chief Operating Officer effective December 18, 2012, but he will remain employed as a Senior Advisor through July 1, 2013. Mr. Rinaldi is our named executive officer because he would have been one of our most highly compensated executive officers for 2012 had he been serving as an executive officer at December 31, 2012.

•

Marshall P. Soura - Executive Vice President, Representation and Warranty. Mr. Soura is our named executive officer because he would have been one of our most highly compensated executive officers for 2012 had he been considered an executive officer at December 31, 2012.

Overview of Performance and Compensation Governance

Executive Summary. At our 2012 annual meeting, our stockholders expressed their continued support of our executive compensation programs. Approximately 78% of our stockholders approved the non-binding advisory vote on our executive compensation policies and practices. During 2012, we managed our executive compensation decision-making in light of our business results, stockholder support of our executive compensation programs and the constraints imposed by our participation in the Troubled Assets Relief Program (“TARP”) Capital Purchase Program.

Our focus is to provide a compensation program that contributes to our strong pay for performance and long-term stockholder value orientation, supports our financial and strategic goals, complies with regulatory requirements, and discourages unnecessary and excessive risk-taking that could threaten our and our stockholders’ interests.

Compensation Governance Highlights. We have included below a summary of our executive pay and governance actions and practices in 2012. These highlights serve to illustrate our commitment to provide a compensation program that supports our financial and strategic goals, links executive pay with stockholder value creation, complies with regulatory requirements and discourages unnecessary and excessive risk-taking that threatens us and our stockholder’s interests:

•

Named Executive Officer Compensation Program. In 2012, the Committee did not change the overall named executive officer compensation program which consisted of base salary, a share salary, and an equity-based long-term incentive award, all compliant with the TARP compensation limitations.

•

Incentive Plan Risk Review and Modification. In 2012, we conducted on behalf of the Committee, a company-wide review of all divisional short-term incentive plans regarding 24 individual risk evaluation components within one of four categories: financial risk; compensation strategy; plan design; and governance. Upon its review of the study, the Committee directed us to begin modification and consolidation of these plans to ensure ongoing compliance.

•

Annual Incentives. Named executive officers and the next 10 most highly compensated employees (“MHCEs”) were not eligible for annual cash incentives awards under TARP. Other executives continue to participate in a modest performance based program with a “capped” funding level dependent upon our performance.

•

Long-Term Incentives. Under TARP, restricted stock grants to named executive officers and the next 10 MHCEs could not exceed one-third of such participant’s annual compensation, require regulatory review and approval, and are subject to transferability and payout restrictions. Restricted stock grants to other executives continue to be subject to 3-year pro-rata vesting.

•	Retirement Benefits. Our employment agreement with Mr. Tierney does not include supplemental retirement benefits.

•

Limited Perquisites. Perquisites in 2012 were limited to basic commuting expenses for four named executive officers, a modest auto allowance for three other named executive officers and a modest communication allowance for one named executive officer.

•	Gross-ups. Flagstar does not provide tax gross-ups to employees, including named executive officers or the 20 next MHCEs.

•	Severance or Golden Parachute Payments. All named executive officers and next five MHCEs are currently prohibited from receiving severance or golden parachute payments.

•

Maximum Individual Share Limitation. If a restricted stock grant is cancelled, the cancelled grant continues to be counted against the maximum number of shares for which grants may be awarded to each such participant under our stockholder approved 2006 Equity Incentive Plan (the “2006 Plan”).

•	No Repricing. The compensation committee is prohibited from repricing any grant unless approved pursuant to a vote of the stockholders.

•

No Reloads. Any stock options or stock appreciation rights granted under the 2006 Plan may not contain any provisions entitling a participant to an automatic grant of additional options or stock appreciation rights in connection with any exercise of the original option or stock appreciation right.

•

Antidilution. In the event of any change in the outstanding shares of common stock, other than for consideration received by us, restricted stock granted under the 2006 Plan may be, but is not required to be, appropriately adjusted for participants by the compensation committee in its sole and absolute discretion.

•

Clawback. As required by TARP, all contracts, employment agreements and terms of named executive officers required that any bonus, retention award or incentive pay based on earnings, gains or other criteria later found to be materially inaccurate were subject to repayment (also refer to as a “clawback”).

•

Forfeiture. Pursuant to our restricted stock agreements, if a grantee violates any post-termination obligation, the proceeds of any grant received on or after one year prior to the date of termination must be returned to us immediately upon demand.

Management’s Assessment of 2012 Performance. Achieving sustainable profits and growth with superior stockholder returns over the long term has been our objective as we develop and execute our corporate strategies. We continue to enhance our focus on our community banking operation in Michigan and our national mortgage business. Going forward, our commercial banking efforts will primarily relate to small business and middle market companies in Michigan.

In fiscal 2012, our named executive officers made and effectively managed the execution of key business and strategic decisions that allowed achievement of the results noted below. Our named executive officers also made progress towards our long-term strategies to strengthen governance and oversight, create a culture of compliance and control and achieve profitability. To this end, selected financial achievements for the 2012 fiscal year compared with the 2011 fiscal year are included in the table immediately below (dollars in millions, except per share price data).

Financial Performance Metric	Fiscal Year 2012	Fiscal Year 2011	Total Change
Net Gain (Loss) on Loan Sales	$990.9	($300.8)	+ $	1,291.8
Net Income (Loss) Applicable to Common Stockholder	$62.7	($198.9)	+ $	261.6
Closing Share Price on Final Day of Fiscal Year	$19.40	$5.10 (1)	+ $	14.30
Tier One Leverage Ratio	9.26%	8.95%		+0.31%
Retail Core Deposits / Total Retail Deposits	50.1%	45.9%		+4.2%

(1)	Adjusted for 1:10 reverse stock split effective October 11, 2012.

Executive Compensation Decision-Making

Structure

Role of the Compensation Committee. The compensation committee meets at least two times annually, or more frequently as needed, as determined by the Chairman of the Board or the Chairman of the compensation committee. The compensation committee is responsible for establishing the key compensation principles within our executive compensation philosophy as well as the specific policies that govern executive compensation practices. This includes recommending the components and structure of each element of executive compensation.

The compensation committee reviews and approves goals and objectives relevant to the compensation of the Chief Executive Officer and evaluates the performance of the Chief Executive Officer in light of such goals and objectives. The compensation committee then determines and recommends to the Board for its approval the compensation of the Chief Executive Officer based on such evaluations. Additionally, the compensation committee considers the perspectives of our Chief Executive Officer on each named executive officer’s performance as well as the Chief Executive Officer’s compensation recommendations. Based on its evaluation, the compensation committee makes compensation recommendations to the Board regarding the named executive officers.

The compensation committee serves as the administrator of the 2006 Plan and any other compensation plan as designated by the Board. This includes providing advice and recommendations to the Board as necessary or appropriate with respect to incentive compensation plans, deferred compensation plans, executive retirement plans and equity-based plans. The compensation committee will also discuss, evaluate and review with the Chief Risk Officer all such incentive compensation and any regulatory limitations imposed on such plans.

The compensation committee’s charter, which is located in the investor relations section of flagstar.com, describes in detail the compensation committee’s responsibilities and authority.

Role of Management. Our management plays an important role in the executive compensation decision-making process. Management provides the compensation committee with data regarding our strategic objectives, past and future performance on prior strategic objectives in light of overall and industry specific business conditions, external industry trends, and other relevant data. These data assist the compensation committee in approving policies and practices that directly align compensation outcomes with our performance and stockholder interests.

The Chief Executive Officer annually reviews the performance and pay level of each named executive officer and senior executive (other than himself), develops recommendations concerning the compensation of these individuals and presents these recommendations to the compensation committee. The Chief Executive Officer does not make recommendations concerning his own compensation. Our Finance and Human Resources management provide information, analysis and other support to the Chief Executive Officer and the compensation committee during these processes.

Role of Stockholder Say-On-Pay Votes. In 2012, we provided our stockholders with the opportunity to cast an advisory vote on the compensation of our executives. Although the stockholder vote was non-binding, the support of our stockholders, 78% of whom voted favorably, for the compensation policies and practices then in effect for our executive officers was considered by the compensation committee in its decision-making process. However, the compensation committee may be constrained from achieving full alignment with investor expectations due to regulatory and structural factors discussed below as “Factors Affecting Compensation Decisions.”

Role of the Compensation Consultant. The compensation committee is authorized to obtain advice and assistance from legal, accounting, or other advisors at our expense without prior permission of management or the Board. Under the compensation committee’s charter, the compensation committee has the sole authority to retain and terminate any consultant to be used to assist in the evaluation of executive compensation, replace the consultant or hire additional consultants at any time, and to approve the consultant’s fees.

In 2012, the compensation committee continued to follow the parameters outlined in the 2010-2012 Compensation Plan (the “Compensation Plan”) developed in 2010 by the independent compensation consulting firm, McLagan, an Aon Consulting Company. The Compensation Plan is discussed below in the section titled “Factors Affecting Compensation Decisions.” Given the guidance provided by the Compensation Plan as well as the limitations on plan design and payout levels related to our participation in the TARP Capital Purchase Program, the compensation committee did not make changes to the named executive officer compensation arrangements and thus, did not have a need to engage an independent consulting firm to advise its compensation decision-making for 2012.

Factors Affecting Compensation Decisions

Controlled Company. We are a Michigan-based savings and loan holding company. We are considered a controlled company for NYSE purposes, because MP Thrift beneficially owns 63.5 percent of our voting stock. The company has elected to be exempt from having a majority independent Board and fully independent Compensation and Nominating/Corporate Governance Committees pursuant to the exemptions afforded to controlled companies under the NYSE rules. Despite the fact that we are not considered an independent company, the compensation committee makes its decisions regarding named executive officer compensation following best practices and the protocol discussed in this CD&A.

Regulatory Environment. As a savings and loan holding company, we and the Bank are subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve (the “Federal Reserve”) and the Office of the Comptroller of the Currency (“OCC”) of the United States Department of the Treasury (“U.S. Treasury”), respectively. The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation, which insures the Bank’s deposits. The Bank is also subject to the rule-making supervision and examination authority of the Consumer Financial Protection Bureau, which is responsible for the principal federal consumer protection laws. The Bank is a member of the Federal Home Loan Bank of Indianapolis. Pursuant to our supervisory agreement with the Federal Reserve, any proposed restricted stock grants to named executive officers and other named executive officer compensation decisions by the compensation committee require Federal Reserve non-objection before they may be awarded. In 2012, such non-objection for proposed named executive officer restricted stock grants was not received.

Our Participation in the TARP Capital Purchase Program. Due to our participation in the TARP Capital Purchase Program, we were restricted in our ability to pay annual or long-term incentive cash compensation to our senior executive officers and the next ten most highly compensated employees for the period in which our preferred stock issued in connection with the TARP Capital Purchase Program was still held by the U.S. Treasury. Additional details regarding the above mentioned limitations are described in a separate section at the end of this CD&A.

The compensation committee’s 2012 decision making with respect to named executive officers and the MHCEs was compliant with respect to the restrictions of the TARP Capital Purchase Program. These actions included the use of fixed compensation, such as base and share salaries, and long-term restricted stock. We believe these actions are consistent with the current compensation practices of other companies in our industry that are subject to the provisions of the TARP Capital Purchase Program.

In addition, the compensation committee considered and took other steps necessary to comply with the requirements of our participation in the TARP Capital Purchase Program. These steps included an analysis to review the relationship between our risk management policies and practices and the compensation arrangements for the named executive officers in order to identify any features in the compensation program that might encourage unnecessary or excessive risk taking.

The Flagstar Bancorp 2010-2012 Compensation Plan. The Compensation Plan was designed to establish parameters for compensation decision-making and program administration. The Compensation Plan’s intention is to ensure adherence to both the compensation philosophy and, with regard to equity awards, the provisions maintained in the 2006 Plan. In addition, the Compensation Plan was designed to be in compliance with the guidance on the executive compensation and corporate governance provisions of the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the restrictions and requirements of the TARP Capital Purchase Program.

The Compensation Plan establishes limits on compensation that could otherwise lead senior executive officers as defined by the TARP Capital Purchase Program and other highly compensated employees to take unnecessary and excessive risks, or encourage behavior by such individuals that is focused on short-term results rather than long-term value creation for stockholders. Under the TARP Capital Purchase Program standards, Flagstar was prohibited from paying or accruing any bonus, retention award, or incentive compensation to its senior executive officers and at least the next 10 MHCEs.

Our Executive Compensation Program

Our Compensation Philosophy and Guiding Principles

The compensation committee’s compensation decision making is guided by our compensation philosophy and its associated guiding principles. These serve as a framework for stockholder-aligned pay practices throughout the organization.

Through our compensation programs, we seek to provide market competitive compensation opportunities that will attract, retain and engage the high caliber talent we require to continue our financial success and increase stockholder value.

We define the competitive market as financial services organizations (national, regional, and local) of a size and business focus similar to us. Generally, we use the market median as a reference for competitiveness. Due to the restrictions of the TARP Capital Purchase Program (discussed briefly above and in more detail at the end of this CD&A), we were constrained in our ability to provide traditional, corporate performance-based annual or long-term incentives to our named executive officers.

The compensation committee continually evaluates our compensation policies, practices, and program design in light of our strategic and financial objectives, performance outcomes, regulatory constraints and proven executive compensation practices.

The Components of our Executive Compensation Program

Our executive compensation program consists of a number of elements that support our compensation objectives. A brief description of each element is highlighted in the following chart:

Component	Description

Base Salary

•   This is fixed compensation paid in cash and designed to provide named executive officers with a predictable level of competitive income.

•   Salary levels reflect the executive’s experience, scope of responsibility and impact on the organization relative to competitive salary levels of executives in comparable positions at similar companies.

•   It is reviewed annually and may be adjusted based on changes in responsibilities or competitive market conditions.

Share Salary

•   This is fixed compensation paid in fully vested shares of common stock awarded on regular salary pay dates.

•   Share salaries are designed to allow us to remain competitive in total cash compensation.

•   The number of shares is calculated based upon the market price on the grant date, so the number of shares awarded increases or decreases if the market price on the grant date decreases or increases, respectively.

•   The amount of the share salaries are generally determined pursuant to the terms of the named executive officer’s individual negotiated employment agreement, require approval by the Board, are reviewed by the compensation committee for renewal each year and are awarded under the 2006 Plan.

Annual Incentives

•   This is variable annual compensation paid in cash and designed to award officers for the achievement of annual financial goals.

•   The level of financial achievement determines the overall incentive pool funding.

•   The target incentive pool is determined by adding together the annual funding targets of all eligible officers, and the funding targets for each officer level are an absolute dollar amount that ranges from $8,000 for assistant vice-presidents to $120,000 for executive vice-presidents. Division heads allocate the incentive pool generated for their officer group based on achievement of divisional and individual goals.

•   Payment of annual cash incentives to named executive officers and the next 10 MHCEs was not permitted under the TARP Capital Purchase Program.

Long-Term Incentives

•   Annual restricted stock grants are designed to focus executives to achieve strategic and financial goals that contribute to longer-term stockholder value creation.

•   Pursuant to the TARP Capital Purchase Program, for named executive officers and the next 10 MHCEs, awards could not exceed one-third of each executive’s total annual compensation. The grants were not transferable or payable at any time earlier than a schedule based on the repayment in 25% increments of TARP funds received and require regulatory review and approval. In addition, a two-year pre-vesting service requirement applied to grants awarded to named executive officers and the next 10 MHCEs.

•   Restricted stock grants to other executives are awarded at grant date value and vest in three equal installments on the anniversary of the grant date.

Retirement Benefits

•   This benefit is designed to provide income to employees following retirement.

•   All employees, including all executives, are eligible to participate in our 401(k) plan, and, in 2012, we matched up to 50% of the first 3% of each eligible employee’s annual contribution up to a $3,675 maximum matching contribution.

•   In addition, Mr. Campanelli was the only employee to receive a supplemental retirement pension plan, but accruals on his plan terminated upon the termination of his employment agreement.

Health and Welfare Benefits

•   The benefits are intended to protect against catastrophic expense and includes medical, dental, vision, disability, and life insurance.

•   All named executive officers are eligible to participate in our health and welfare benefits plan that is available to all employees.

Perquisites

•   Minimal perquisites are provided.

•   These consist of commuting expense for four named executive officers that were negotiated as an inducement to employment, a modest automobile allowance for three named executive officers and a modest communication allowance for one named executive.

2012 Executive Compensation Decisions

Summary of Decisions

For the year ended December 31, 2012, the compensation committee determined that the executive compensation program should be comprised primarily of base and share salary. As discussed above, our ability to grant incentive compensation, which previously was a substantial part of our compensation program, was limited by our participation in the TARP Capital Purchase Program. Pursuant to our supervisory agreement with the Federal Reserve, neither we nor the Bank are permitted to renew, extend or revise any contractual arrangement relating to compensation or benefits for the named executive officers without providing 30 days prior written notice to the Federal Reserve.

In that regard, in March 2012, the Bank requested non-objection from the OCC to award long-term restricted stock to Messrs. Campanelli, Borja, Rinaldi, Kerin, and Issa as follows: $1,325,000 for both 2011 and 2010; $350,000 for 2011 and $300,000 for 2010; $440,000 for 2011 and $400,000 for 2010; $395,000 for 2011 and $400,000 for 2010; and $325,000 for 2011 only, respectively. The compensation committee did not use any formulaic method, subject to the TARP restrictions, to set the size of the grants but did factor the individual performance of such named executive officers and accomplishments in executing our business plan. Such non-objection was not received from the OCC for these requested restricted stock awards.

Overview of 2012 Named Executive Officer Compensation Arrangements

The following provides an overview of each named executive officer’s compensation arrangement in 2012 and the agreed upon 2013 arrangements.

Named Executive Officer	2012 Base Salary	2012 Share Salary	2013 Base Salary	2013 Share Salary
Tierney, Michael J. (1)	$475,000	$264,000	$895,000	$600,000
Borja, Paul D.	$500,000	$250,000	$500,000	$250,000
Kerin, Matthew A. (2)	$475,000	$300,000	$700,000	$400,000
Issa, Steven J. (3)	$475,000	$300,000	$475,000	$300,000
Landers, Daniel (4)	$475,000	$300,000	$630,000	$470,000
Campanelli, Joseph P. (5)	$1,900,000	$750,000	N/A	N/A
Rinaldi, Salvatore J. (6)	$550,000	$300,000	$550,000	$300,000
Soura, Marshall P.	$425,000	$250,000	$425,000	$250,000

(1)	The base salary and share salary increases for 2013 reflect Mr. Tierney’s new position as our Chief Executive Officer. He is also eligible for a restricted stock award up to $600,000 at the end of each fiscal year, subject to regulatory non-objection.
(2)	The base salary and share salary increases for 2013 reflect Mr. Kerin’s new position as President, Mortgage Banking Division.
(3)	Mr. Issa’s retention agreement effective from January 1, 2013 through April 30, 2013, provides for his base salary and share salary to increase to $1,000,000 and $600,000, respectively, on an annualized basis. Mr. Issa’s retention agreement also provides for two retention payments subject to the satisfaction of various conditions. He received a retention payment of $15,484 on March 29, 2013 and the retention agreement provides for a second retention payment of $250,000 on April 25, 2013. The 2013 increases in Mr. Issa’s base salary and share salary, and the two retention payments, are subject to compliance with applicable laws and regulation and the restrictions under the TARP Capital Purchase Program.
(4)	Effective as of February 21, 2013, Mr. Landers entered into a retention agreement that provides financial incentives for him to remain employed through June 2013. Pursuant to the retention agreement, Mr. Landers’s 2013 annualized cash salary is $630,000 and his annualized share salary is $470,000. In addition, Mr. Landers received a retention payment of $2,903 on April 12, 2013 based upon the achievement of certain conditions, and his retention agreement provides for a second retention payment of $110,000 on June 18, 2013 if Mr. Landers is actively employed by us on that date and other conditions have been satisfied. The 2013 increases in Mr. Landers’ base salary and share salary, and the two retention payments, are subject to compliance with applicable laws and regulation and the restrictions under the TARP Capital Purchase Program.
(5)	Mr. Campanelli’s employment was terminated effective November 1, 2012. However, our consulting agreement with Mr. Campanelli provides for a monthly fee of $158,333 in cash and $62,500 grant of unrestricted shares from November 1, 2012 through May 1, 2013 and a grant of $500,000 in restricted shares with vesting subject to achievement of performance goals established by the Board. The agreement is subject to the applicable regulatory approval or non-objection, which has not been received yet so Mr. Campanelli has not received any compensation under the consulting agreement.
(6)

Mr. Rinaldi will serve as a senior advisor of the Bank and provide transitional services to Mr. Tierney until July 1, 2013. In addition to continuation of his base salary and share salary, Mr. Rinaldi received a retention payment of $2,419 on April 12, 2013 based upon the achievement of certain conditions, and he is scheduled to receive a second retention payment of $125,000 on June 30, 2013 if Mr. Rinaldi is actively employed by us on that date and other conditions have been satisfied. Mr. Rinaldi’s retention payments are subject to compliance with applicable laws and regulation and the restrictions under the TARP Capital Purchase Program.

Discussion of the Compensation Committee’s 2012 Named Executive Officer Compensation Decisions

The following provides additional insights regarding the compensation committee’s 2012 named executive officer compensation decisions.

Base Salary. We provide the named executive officers with a base salary for services rendered during the fiscal year. The compensation committee based their salary decisions on personal performance, effectiveness, level of responsibility, past and potential contributions to us, internal pay equity relationships, as well as any relevant employment agreement provisions. Based on our overall performance and our participation in the TARP Capital Purchase Program, the compensation committee elected to retain the 2011 base salary level in 2012 for each of the named executive officers listed in the table immediately above. For 2012, the base salaries were $475,000 for Mr. Tierney, $500,000 for Mr. Borja, $475,000 for Mr. Kerin, $475,000 for Mr. Issa, $475,000 for Mr. Landers, $1,900,000 for Mr. Campanelli, $550,000 for Mr. Rinaldi, and $425,000 for Mr. Soura. The base salaries for Messrs. Tierney, Kerin, Campanelli and Rinaldi were each pursuant to the terms of their respective individually negotiated employment agreements. Messrs. Issa and Landers’ base salaries were individually negotiated and included in their respective offer letters.

As a result of the management changes discussed above, the base salaries for Messrs. Tierney and Kerin were increased to reflect their new roles, responsibilities and potential contributions to us. Messrs. Tierney and Kerin’s base salaries were increased to $875,000 and $700,000, respectively, upon receipt of regulatory non-objection. In addition, Mr. Campanelli resigned from us and ceased receiving his base salary effective November 1, 2012. However, we entered into a consulting agreement with Mr. Campanelli pursuant to which he was to receive a consulting fee of $158,333.33 per month payable in cash. The agreement is subject to the applicable regulatory approval, which has not been received yet.

Share Salary. While our base salaries have historically been paid in cash, the compensation committee determined that we should also pay a share salary to the named executive officers based on our participation in the TARP Capital Purchase Program. The compensation committee believes that paying a share salary to the named executive officers will address issues caused by the constraints on paying incentive cash compensation, allow us to remain competitive for executive talent and align our named executive officers with the interests of our stockholders. Specifically, we pay the shares of common stock each pay period, net of tax, under our 2006 Plan based upon the closing price on the date of grant. For 2012, share salaries were, $264,000 for Mr. Tierney, $250,000 for Mr. Borja, $300,000 for Mr. Kerin, $300,000 for Mr. Issa, $300,000 for Mr. Landers, $750,000 for Mr. Campanelli, $300,000 for Mr. Rinaldi and $250,000 for Mr. Soura. Other than as discussed below, these amounts did not change from 2011, were established pursuant to individually negotiated employment agreements and offer letters, and are consistent with the Compensation Plan. Salaries for new named executive officers are established at market levels.

As a result of the management changes discussed above, the share salaries for Messrs. Tierney and Kerin were increased to reflect their new roles, responsibilities and potential contributions to us. Messrs. Tierney and Kerin’s share salaries were increased to $600,000 and $400,000, respectively, upon receipt of regulatory non-objection. In addition, Mr. Campanelli resigned from us and ceased receiving his share salary effective November 1, 2012. However, we entered into a consulting agreement with Mr. Campanelli that provides for a consulting fee of $62,500 per month payable in shares of unrestricted common stock. The agreement is subject to the applicable regulatory approval or non-objection, which has not been received yet.

Annual Incentives. In 2012, we were proscribed from providing annual cash incentive compensation to named executive officers due to our participation in the TARP Capital Purchase Program. Prior to his appointment as President and Chief Executive Officer, Mr. Tierney was not subject to restrictions under the TARP Capital Purchase Program. Mr. Tierney received a cash bonus of $50,000 in 2012. The compensation committee did not use any formulaic method to set the size of the Mr. Tierney’s cash bonus but did factor the individual performance of such named executive officers and accomplishments in executing our business plan.

Long-Term Incentives. The compensation committee believes that long-term restricted stock aligns compensation with stockholder interests because the named executive officer would receive a benefit if the stock price increases and would also share with stockholders in the loss of value if the stock price decreases. However, our long-term incentive compensation was limited by our participation in the TARP Capital Purchase Program.

As discussed above, we could not increase any salaries, bonuses or make any similar payments to the named executive officers without the prior written non-objection of the OCC. In that regard, in March 2012, we requested non-objection from the OCC to award long-term restricted stock to Messrs. Campanelli, Borja, Rinaldi, Kerin, and Issa. Such non-objection was not received from the OCC for these requested restricted stock awards.

Pursuant to his individually negotiated consulting agreement, we agreed to grant $500,000 in restricted shares to Mr. Campanelli subject to applicable regulatory approval or non-objection which has not been received yet. The restricted shares would vest upon the achievement of performance goals established by the Board.

Supplemental Retirement Pension. Mr. Campanelli is the only named executive officer who received a supplemental pension in 2012. This pension was part of Mr. Campanelli’s employment agreement when he joined the Company in 2009. This pension was negotiated with Mr. Campanelli’s employment agreement, and the compensation committee determined that it is reasonable for a chief executive officer at a financial institution to receive a pension. The pension is designed to provide income to Mr. Campanelli following his retirement and was individually negotiated with him in connection with his employment agreement in order to induce him to join us as Chief Executive Officer. The supplemental retirement pension provides that, upon the later to occur of age 62 or Mr. Campanelli’s separation of service (or later, if necessary, to comply with applicable law), Mr. Campanelli is entitled to receive a lump sum payment equal to the actuarial equivalent of the aggregate of the monthly accruals paid on an annual basis for 23 years. According to the agreement, we accrue for Mr. Campanelli’s benefit, on the last day of each of the first 60 months of the employment agreement, a supplemental retirement accrual equal to 1.022% of the sum of the base salary and share salary.

As of December 31, 2012, the aggregate of such monthly accruals was $616,223 and the actuarial equivalent of the lump sum payment of such amount for 23 years was $12,195,194. The amount accrued with respect to the supplemental retirement pension for 2012 through Mr. Campanelli’s resignation on November 1, 2012, assuming a discount rate of 4.25%, was $3,454,841 and, in total, $12,195,194 was accrued during Mr. Campanelli’s employment.

Perquisites. In 2012, we provided perquisites that the compensation committee believes to be reasonable and consistent with our compensation program to the named executive officers. The compensation committee believes that these perquisites enabled us to recruit and retain these named executive officers. We provided an automobile allowance to Messrs. Tierney and Landers, each, in the amount of $6,000. Mr. Issa was provided an automobile allowance in the amount of $9,600 and a communication allowance of $2,400. The perquisites provided to Messrs. Kerin, Campanelli, Rinaldi, and Soura were negotiated with their employment agreements and/or offer letters as an inducement to their employment with us, and includes compensation for commuting expenses (airfare and temporary housing accommodations) from their residences to our headquarters in Michigan. The value of such perquisites in 2012 totaled $38,172, $8,813, $46,841, and $62,098 for Messrs. Kerin, Campanelli, Rinaldi, and Soura, respectively.

Flagstar Bank 401(k) Plan. We make available to the named executive officers a 401(k) plan that is generally available to all of our employees. Under the 401(k) plan, eligible employees may contribute up to 60% of their annual compensation, subject to a maximum amount prescribed by law. The maximum annual contribution was $17,000 for 2012, or $22,500 (includes a $5,500 annual catch-up provision) for participants who were 50 years old or older in 2012. In January 2012, the matching contribution was resumed after being suspended since October 1, 2009 for all employees, but is limited to 50% of the first 3% of an employee’s annual contribution up to a maximum matching contribution of $3,675.

Health and Welfare Benefits. We also provide medical, dental and life insurance to our named executive officers, which are benefits generally available to all of our employees.

Severance and Change-in-Control Benefits. Under the terms of the 2006 Plan, certain of our employment agreements and our change-in-control agreements, the named executive officers are entitled to payments and benefits upon the occurrence of certain events. The terms of these arrangements, as well as an estimate of compensation that would have been payable had they been triggered as of fiscal year-end following a change-in-control, are described in detail in the section entitled “Executive Compensation – Potential Payment Upon Termination or Change-In-Control” below. The compensation committee also analyzed the employment agreements of some companies in our peer group in setting the amounts payable and the triggering events under the arrangements. As a condition to our participation in the TARP Program, Mr. Borja entered into an agreement implementing the restrictions applicable to employment agreements required under the TARP Capital Purchase Program. Such restrictions prohibited severance and change-in-control benefits otherwise payable under his employment agreement until we are no longer subject to those restrictions mandated by our participation in the TARP Capital Purchase Program. The employment agreements that we entered into with Messrs. Tierney, Kerin, Campanelli and Rinaldi did not include any severance or change-in-control benefits. The offer letters provided to Messrs. Issa and Lander’s did not include any severance or change-in-control benefits.

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

Further, the compensation committee believes that severance benefits should reflect the fact that it may be difficult for senior executive officers to find comparable employment within a short period of time, and they also serve to help disentangle the company from the former employee as soon as practicable. However, until we are no longer subject to restrictions on change-in-control payments pursuant to our supervisory agreement with the Federal Reserve, such benefits are not effective.

Other Practices and Policies

Stock Ownership Guidelines

To align the interests of our senior officers with the interests of our stockholders, we believe that each senior officer should maintain a minimum ownership amount of our common stock. Additionally, we believe that the payment of share salaries further align our stockholders’ interests with the named executive officers. At this time we do not have specific share ownership requirements.

Currently, our named executive officers own less than 1% of our outstanding common stock in the aggregate. The individual named executive officers own the amounts of Flagstar common stock set forth in the section entitled “Security Ownership of Management” in this proxy. The compensation committee believes that the named executive officers’ interests are sufficiently aligned with our stockholders based upon current stock ownership percentages.

Equity Granting Process

Grants of stock options, restricted stock and other equity awards to our executive officers and other employees are approved by the compensation committee at regularly scheduled meetings, or occasionally by unanimous written consent. As discussed above, all equity awards to our named executive officers require a non-objection from the OCC. We currently have no structured practice or timing of stock option grants, restricted stock and other equity awards to coordinate with the release of material non-public information, nor have we timed the release of material non-public information for the purpose of affecting the value of any executive compensation. The 2013-2015 Compensation Plan will outline our approach to the annual granting of long term equity and equity-based awards. We anticipate targeted long term incentive awards subject to our financial status at the time of grant.

Tax and Accounting Implications

The financial reporting and income tax consequences to us of individual compensation elements are important considerations for the compensation committee when it is analyzes the overall level and mix of compensation among individual pay elements. The compensation committee seeks to balance its objective of ensuring an effective compensation package for the named executive officers with the need to maximize the corporate deductibility of compensation, while at the same time focusing on ensuring an appropriate and clearly articulated relationship with reported earnings and other closely followed financial measures.

The executive compensation program has historically been structured to allow us to comply with Section 162(m) of the Internal Revenue Code (the “Code”) and Section 409A of the Code. Section 162(m) of the Code generally provides that we may not deduct annual compensation of more than $1,000,000 per individual, except to the extent of performance based payments.

However, as a result of our participation in the TARP Capital Purchase Program, the Section 162(m) compensation deduction limit was reduced to $500,000 annually, and the exception for performance based pay not counting against this limit is not available to us. In 2012, we did not limit compensation to certain covered executives to the $500,000 deduction limit, so we were not be able to claim a deduction for such excess payments. We believe that amounts paid in excess of $500,000, including amounts attributable to share salary, and the cost of the lost tax deduction, are justifiable in order for us to effectively motivate and retain key executives and remain competitive with peer financial institutions.

Under Code Section 409A, any nonqualified deferred compensation subject to and not in compliance with such provision will become immediately taxable to the employee and the employee will be subject to a federal excise tax. We believe our deferred compensation arrangements are in compliance with Code Section 409A.

We account for stock-based payments in accordance with the requirements of FASB ASC Topic 718. Under FASB ASC Topic 718, all stock-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated statement of earnings. The amount of compensation expense is determined based on the fair value of the equity award when granted and is expensed over the required service period, which is normally the vesting period of the equity award.

TARP Capital Purchase Program

In January 2009, we issued $267 million of preferred stock to the U.S. Treasury pursuant to the TARP Capital Purchase Program and a warrant to purchase approximately 645 thousand shares of our common stock at a price of $62.00 per share, as adjusted for our one-for-ten reverse stock splits in 2010 and 2012. Our participation in the TARP Capital Purchase Program was a catalyst for several actions by the compensation committee and senior executive officers, including:

•

TARP involves the designation of the Chief Executive Officer as the Principal Executive Officer, the Chief Financial Officer as the Principal Financial Officer, and other selected named executive officers to possibly be designated as senior executive officers depending on whether their total compensation results in their designation as one of the MHCEs. Senior executive officers categories involve direct reports to the Principal Executive Officer and range from the next 5 MHCEs to the next 10 MHCEs, depending on the executive compensation pay element and issue. Where referenced within this document as they apply to named executive officers, TARP terms (e.g. Principal Executive Officer, Principal Financial Officer) and more traditional executive position terms (Chief Executive Officer and Chief Financial Officer here, respectively) as well as those named executive officers that also meet the requirements of senior executive officers (e.g. next five MHCEs) should generally be considered synonymous.

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

In addition, ARRA revised and expanded the restrictions and requirements on the executive compensation paid to participants in the TARP Capital Purchase Program to include the following:

•

Prohibition on paying or accruing any bonus, incentive or retention compensation for our senior executive officers and next ten MHCEs, other than certain awards of long-term restricted stock or bonuses payable under existing employment contracts;

•

Prohibition on any golden parachute payments to our senior executive officers and next five MHCEs for a departure from the Company, other than compensation earned for services rendered or accrued benefits;

•

Condition on bonus, incentive and retention payments made to our senior executive officers and next twenty MHCEs subjecting each to clawback if based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate; and

•	Prohibition on any compensation plan that would encourage manipulation of reported earnings.

Since January 2009, we have been subject to the restrictions under the TARP Capital Purchase Program. However, U.S. Treasury sold our preferred stock issued under the TARP Capital Purchase Program to unrelated third party investors on March 28, 2013. Therefore, we were no longer subject to the TARP Capital Purchase Program restrictions as of such date.

Development of 2013-2015 Compensation Plan

Flagstar initiated in 2012 the development of the 2013-2015 Compensation Plan, which is expected to be completed in the second quarter. The process includes a company-wide review of the market value of all named executive officer, executive level and other jobs in accordance with the principles of our compensation philosophy.

To facilitate our review process, we have established a market comparison peer group of 20 organizations. We selected publicly-traded companies with the same Global Industry Classification Standard code for regional banks and thrifts and mortgage companies. We gave preference to non-commercial banks with mortgage lending offerings. Our total assets as of December 31, 2012 were $14,082,012 or 91.1% of the median total assets of the members of our selected peer group. The selected peer group is shown below. Highlighted peers also were members of the peer group developed for the 2010-2012 Compensation Plan.

Astoria Financial Corp	Capitol Federal Financial	New York Community Bancorp Inc.
Associated Banc-Corp	Citizens Republic Bancorp, Inc.	Provident Financial Services Inc
Bank United Inc.	EverBank Financial Corp	TCF Financial Corporation
Bank of Hawaii Corporation	First Horizon National Corporation	TFS Financial Corporation
BOK Financial Corporation	FirstMerit Corporation	Valley National Bancorp
Bancorp South Inc.	First Niagara Financial Group Inc	Washington Federal Inc
Commerce Bancshares Inc.	Northwest Bancshares Inc.

Our intent is to develop a 2013-2015 Compensation Plan that moves us toward more of a performance-oriented, market-based compensation program in design and practice and which reflects our exit from the TARP Capital Purchase Program.

Compensation Committee Report

The Compensation Committee is responsible for establishing and evaluating the policies that govern executive compensation and for recommending the components and structure of executive compensation. In 2012, the components of our executive compensation program included:

•	Base salary;

•	Share salary;

•	Long-term restricted stock;

•	401(k) plan;

•	A supplemental retirement pension; and

•	Perquisites and other benefits.

The Compensation Committee met with our Chief Risk Officer to analyze the relationship between risk management policies and practices and the compensation program for the named executive officers. Among the risks considered by the Compensation Committee were credit risk, interest rate risk, market risk, legal risk, operational risk and reputational risk. In an effort to mitigate these risks, the compensation committee considered or utilized the following:

1.	The compensation program components were not tied to short term performance factors;

2.	Under the TARP Capital Purchase Program, incentive compensation for senior executive officers was limited to restricted stock, which typically does not vest for several years, in an amount not to exceed one-third of the officer’s total annual compensation;

3.	Certain compensation is subject to recovery, or clawback, if found to be based on materially inaccurate financial statements or other materially inaccurate performance criteria; and

4.	The compensation committee determined, in reliance upon an analysis provided by our compensation consultant, that the overall level of incentive compensation that we award does not appear to be excessive compared to incentive compensation awarded to employees of comparable institutions in our selected peer group.

In addition to compensation for the named executive officers, the Compensation Committee also monitors the compensation program for all employees, including the 25 MHCEs, irrespective of title. The Compensation Committee reviews the design and function of the Compensation Program along with the risks associated therewith. The Compensation Committee also monitors performance under the Compensation Program. Significant modifications to the Compensation Program are communicated to and approved by the Compensation Committee. The Compensation Program was reviewed by legal counsel for compliance with the TARP Capital Purchase Program and the ARRA, as well as the enterprise risk department under the guidance of the Chief Risk Officer and the internal audit department.

The Compensation Committee regularly conducts a broad review of the current compensation program to ensure that it does not subject us to unnecessary or excessive risk or encourage employees to manipulate our earnings. The review of the compensation program includes many factors: performance metrics within the plan; whether the plan contains caps, or maximums, on each participant’s incentive opportunity; clawback provisions; discretion to reduce or eliminate payouts; and risk mitigating factors of each plan. As a result of this review, we make changes to the design and function of the compensation plan going forward. Legal counsel reviews such changes to ensure they are compliance with all of the provisions contained in the interim final rule.

As a result of our evaluation, the Compensation Committee certifies that:

1.	The Compensation Committee has reviewed the senior executive officer compensation plans with the Chief Risk Officer and has made all reasonable efforts to ensure that these plans do not encourage senior executive officers to take unnecessary and excessive risks that threaten our value;

2.	The Compensation Committee has reviewed with the Chief Risk Officer the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to us;

3.	The Compensation Committee has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of our reported earnings to enhance the compensation of any employee;

4.	The Compensation Committee as long as we have outstanding debt or equity securities (but excluding any warrants to purchase common stock) issued to and held by the U.S. Treasury under the TARP Capital Purchase Program, will discuss, evaluate and review, at least semiannually with the Chief Risk Officer, all such compensation to ensure ongoing compliance with the TARP Capital Purchase Program including without limitation, any limits imposed by the TARP Capital Purchase Program with respect to incentive compensation that may be paid to any employee.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on this review and discussion, the Compensation Committee has recommended to our Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K for filing with the Securities and Exchange Commission for the year ended December 31, 2012.

Submitted by THE COMPENSATION COMMITTEE

David J. Matlin, Chairman

Michael J. Shonka

John D. Lewis

Peter Schoels

Executive Compensation

Summary Compensation Table

The following table sets forth information with respect to the compensation paid to or earned by the named executive officers during the fiscal years ended December 31 of the year indicated. The named executive officers consist of (i) those individuals who served as our principal executive officer during 2012, (ii) those individuals who served as our principal financial officer during 2012, (iii) our next 3 highest compensated officers other than the principal executive officer and principal financial officer who were serving as executive officers at the end of 2012, and (iv) up to 2 additional officers who would have been included as a named executive officer under (iii) but for the fact that they were not serving as executive officers at the end of 2012.

A portion of the amount in the column entitled “Salary” includes the dollar value of salary paid in shares of our common stock, as determined by the compensation committee and paid under the 2006 Plan. Mr. Tierney received a cash bonus in early 2012 and prior to his appointment as President and Chief Executive Officer, and such amount is included in the column entitled Bonus. Mr. Campanelli had a supplemental employee retirement plan included in his employment agreement, and such amounts accrued during 2012 are included in the column entitled “Change in Pension Value and Nonqualified Deferred Compensation Earnings.” All other compensation is included in the column entitled “All Other Compensation.”

Name and Principal Position(s)	Year	Salary (1)	Bonus	Change in Pension Value and Nonqualified Deferred Compensation Earnings		All Other Compensation		Total
Michael J. Tierney (2) President and Chief Executive Officer	2012	$778,458	$50,000	$—		$9,750	(3)	$838,208

Paul D. Borja Executive Vice-President and Chief Financial Officer	2012	$749,982	$—	$—		$3,750	(4)	$753,732
	2011	$749,699	$—	$—		$—		$749,699
	2010	$750,000	$—	$—		$—		$750,000

Matthew A. Kerin President, Mortgage Banking Division	2012	$775,006	$—	$—		$41,375	(5)	$816,741
	2011	$774,999	$—	$—		$23,083		$798,082
	2010	$775,000	$—	$—		$39,281		$814,281

Steven J. Issa Executive Vice-President and Managing Director	2012	$775,006	$—	$—		$15,563	(6)	$790,384
	2011	$685,578	$—	$—		$9,750		$695,328
				$—

Daniel Landers (2) Executive Vice-President and Chief Credit Officer	2012	$700,006	$—	$—		$9,514	(7)	$709,520

Joseph P. Campanelli Former Chairman of the Board, President and Chief Executive Officer	2012	$2,272,886	$—	$3,454,841	(8)	$12,563	(9)	$5,740,290
	2011	$2,650,001	$—	$3,987,767		$7,311		$6,645,079
	2010	$2,650,000	$—	$3,822,124		$—		$6,472,124

Salvatore J. Rinaldi Former Executive Vice-President and Chief of Staff	2012	$850,006	$—	$—		$46,841	(10)	$896,847
	2011	$849,999	$—	$—		$34,784		$884,783
	2010	$850,000	$—	$—		$50,324		$900,324

Marshall P. Soura (2) Executive Vice President and Director of Corporate Services	2012	$674,982	$—	$—		$62,098	(11)	$737,080

(1)	Salary represents amounts paid in cash or shares of our common stock. In 2012, named executive officers received cash salaries and share salaries, of which the share salaries were paid using shares of our common stock, as valued on the day of the grant and payable every two weeks:

	Tierney	Borja	Kerin	Issa	Landers	Campanelli	Rinaldi	Soura
Cash salary	$514,231	$500,000	$475,000	$475,000	$400,000	$1,629,615	$550,000	$425,000
Share salary	$264,227	$249,982	$300,006	$300,006	$300,006	$643,274	$300,006	$249,982

Total salary reported above	$778,458	$749,982	$775,006	$775,006	$700,006	$2,272,886	$850,006	$674,982

Mr. Tierney was appointed President and Chief Executive Officer on October 1, 2012. Upon receipt of regulatory non-objection on December 21, 2012, Mr. Tierney’s cash salary increased from $475,000 to $895,000 and share salary increased from $264,000 to $600,000. Mr. Rinaldi resigned as Executive Vice-President and Chief Operating Officer effective December 18, 2012, but continued to serve as a Senior Advisor and his cash and share salaries continued pursuant to his retention agreement.

(2)	Although Messrs. Tierney, Landers and Soura were executive officers prior to 2012, they did not qualify as named executive officers in 2011 or prior and, accordingly, the above table does not include any compensation data for those periods.
(3)	The amount reflected in this column for Mr. Tierney includes a car allowance of $6,000 and matching contributions made by the Flagstar Bank 401(k) Plan of $3,750.
(4)	The amount reflected in this column for Mr. Borja includes matching contributions made by the Flagstar Bank 401(k) Plan of $3,750.
(5)	The amount reflected in this column for Mr. Kerin includes travel and hotel expenses of $38,712 in connection with commuting and matching contributions made by the Flagstar Bank 401(k) Plan of $3,563.
(6)	The amount reflected in this column for Mr. Issa includes a car allowance of $9,600, a communications allowance of $2,400 and matching contributions made by the Flagstar Bank 401(k) Plan of $3,378.
(7)	The amount reflected in this column for Mr. Landers includes a car allowance of $6,000 and matching contributions made by the Flagstar Bank 401(k) Plan of $3,514.
(8)	The amount reflected in this column for Mr. Campanelli includes the change in pension values for fiscal year ended December 31, 2012. For the assumptions used to determine the change in the pension value, see the section entitled “Pension Benefit for Fiscal Year 2012” below.
(9)	The amount reflected in this column for Mr. Campanelli includes travel and hotel expenses of $8,812 in connection with commuting and matching contributions made the Flagstar Bank 401(k) Plan of $3,750.
(10)	The amount reflected in this column for Mr. Rinaldi includes travel and hotel expenses of $48,841 in connection with commuting.
(11)	The amount reflected in this column for Mr. Soura includes travel and hotel expenses of $62,098 in connection with commuting.

Grants of Plan Based Awards

In this table, we provide information concerning each grant of an award made to a named executive officer in our most recently completed fiscal year. Such grants are share salaries issued under the 2006 Plan, which are discussed in greater detail in the section entitled “Compensation Discussion and Analysis.”

Name	Grant Date	All Other Stock Awards: Number of Shares of All Other Units (#)		Grant Date Fair Value Of Stock and Option/SAR Awards ($)(1)

Michael J. Tierney	Various	22,866	(2)	$264,227

Paul D. Borja	Various	27,089	(2)	$249,982

Matthew A. Kerin	Various	32,509	(2)	$300,006

Steven J. Issa	Various	32,509	(2)	$300,006

Daniel Landers	Various	32,509	(2)	$300,006

Joseph P. Campanelli	Various	75,227	(2)	$643,274

Salvatore J. Rinaldi	Various	32,509	(2)	$300,006

Marshall P. Soura	Various	27,089	(2)	$249,982

(1)	The amounts in this column are the grant date fair values of the awards of shares of common stock, which vests immediately, calculated in accordance with FASB ASC Topic 718. Such amounts are for share salaries and represent the aggregate of 26 separate grants paid in accordance with our normal payroll cycle.
(2)	This amount reflects the number of shares of stock paid in 2012 as share salary to the named individuals pursuant to the 2006 Plan. These grants were made in accordance with our normal payroll cycle throughout 2012 and are fully vested upon grant. The number of shares paid as share salary was calculated by dividing the dollar amount of the share salary for the relevant pay period by the closing price for a share of our common stock on the NYSE on the pay date for such pay period. During 2012, such closing prices ranged from $6.00 to $19.07 per share. As a result, there were 26 separate grant dates, each corresponding to our normal payroll cycle.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested	Market Value of Shares or Units of Stock That Have Not Vested
	Exercisable	Unexercisable

Paul D. Borja	231	—	$686.00	1/24/2018	—	—	(1)
	181	—	$1,448.00	1/30/2014	—	—	(2)
	168		$1,628.00	2/03/2013			(3)
	114	—	$1,935.00	5/25/2015	—	—	(4)

(1)	Represents stock appreciation rights issued on January 24, 2008. The stock appreciation rights vested in four equal parts beginning January 24, 2009 and each one-year anniversary afterwards through 2012. The stock appreciation rights are required to be settled in cash.
(2)	Represents stock appreciation rights issued on January 24, 2007. The stock appreciation rights vested in four equal parts beginning January 24, 2008 and each one-year anniversary afterwards through 2011. The stock appreciation rights are required to be settled in cash.
(3)	Represents stock appreciation rights issued on May 26, 2006. The stock appreciation rights vested in four equal parts beginning February 3, 2007 and each one-year anniversary afterwards through 2010. The stock appreciation rights are required to be settled in cash.
(4)	Represents a stock option award issued May 25, 2005. The options were scheduled to vest in four equal parts starting on the first anniversary of the grant date. However, the options are fully vested after our accelerated vesting of all out-of-the money options at December 31, 2005. The primary purpose of the accelerated vesting was to enable us to avoid recognizing future compensation expenses associated with accelerated stock options.

Option Exercises and Stock Vested During Fiscal Year

	Option Awards		Stock Awards
Name	Number of Shares Acquired On Exercise	Value Realized On Exercise	Number of Shares Acquired On Vesting		Value Realized On Vesting

Michael J. Tierney	—	—	22,866	(1)	$264,227

Paul D. Borja	—	—	27,089	(1)	$249,982

Matthew A. Kerin	—	—	32,059	(1)	$300,006

Steven J. Issa	—	—	32,059	(1)	$300,006

Daniel Landers	—	—	32,059	(1)	$300,006

Joseph P. Campanelli	—	—	75,227	(1)	$643,274

Salvatore J. Rinaldi	—	—	32,059	(1)	$300,006

Marshall P. Soura	—	—	27,089	(1)	$249,982

The amounts in this column are the grant date fair values of the awards of shares of common stock, which vests immediately, calculated in accordance with FASB ASC Topic 718. Such amounts are for share salaries and represent the aggregate of 26 separate grants paid in accordance with our normal payroll cycle.

Employment Agreements and Compensation Arrangements

Michael J. Tierney. On October 1, 2012, we entered into an employment agreement with Mr. Tierney pursuant to which he agreed to serve as our President and Chief Executive Officer, subject to the receipt of regulatory non-objection from the Federal Reserve and the OCC. Pursuant to the terms of the employment agreement, Mr. Tierney’s base salary is $895,000 annually. In addition, the employment agreement provides that Mr. Tierney will be paid a share salary of $600,000 annually. The employment agreement may be terminated by us and Mr. Tierney by giving six months prior written notice to the other party. Mr. Tierney is also eligible to receive a restricted stock grant in an amount up to one-third of his annual compensation at the Board’s discretion. Mr. Tierney is entitled to reimbursement of all reasonable and appropriate business expenses and such fringe and other benefits and perquisites as are regularly and generally provided to other senior executives. The employment agreement does not provide for any termination or change-in-control benefits and is subject to applicable laws.

Paul D. Borja. We entered into an amended and restated employment agreement with Mr. Borja effective as of January 1, 2007, amended such agreement on December 31, 2008 to comply with the requirements of Internal Revenue Code (“IRC”) Section 409A, and further amended such agreement on January 30, 2009 to comply with the executive compensation restrictions and prohibitions that were applicable to our named executive officers under the TARP Capital Purchase Program, as discussed above under “Compensation Discussion and Analysis.” The initial term of the agreement was three years, and, on January 1 of each year, the term of the agreement may be extended for an additional one-year period upon approval of the Board. Mr. Borja’s agreement currently terminates on December 31, 2013. Mr. Borja’s current base salary is $500,000 and share salary is $250,000. The base salary and share salary are reviewed annually, and Mr. Borja may participate in any plan we maintain for the benefit of our employees, including discretionary bonus plans, a profit-sharing plan, retirement and medical plans, and customary fringe benefits. The agreement contains provisions for termination and change-in-control benefits, which are restricted by applicable laws. Such provisions are described in “Potential Payments Upon Termination or Change-in-Control” below.

Matthew A. Kerin. We entered into an employment agreement with Mr. Kerin in November 2009 pursuant to which Mr. Kerin joined us as Executive Vice-President and Managing Director of the Bank’s Mortgage Banking Division. Pursuant to the terms of the employment agreement, Mr. Kerin’s base salary is $475,000 annually. In addition, the employment agreement provides that Mr. Kerin will be paid a share salary of $300,000 annually. The employment agreement may be terminated by us and Mr. Kerin by giving notice two months prior to the end of the initial term and any subsequent year. Mr. Kerin is also eligible to receive a restricted stock grant in an amount up to one-third of his annual compensation at the Board’s discretion. Mr. Kerin is entitled to reimbursement of all reasonable and appropriate business expenses and such fringe and other benefits and perquisites as are regularly and generally provided to other senior executives. The employment agreement does not provide for any termination or change-in-control benefits and is subject to applicable laws. Effective December 18, 2012, Mr. Kerin was appointed President of the Bank’s Mortgage Banking Division. In connection with this appointment, Mr. Kerin and the Company agreed in principle to increase his base salary to $700,000 annually and his share salary to $400,000 annually. Mr. Kerin’s modified compensation arrangement was subject to the receipt of applicable regulatory approval, which was received January 29, 2013 and the negotiation of a definitive amended and restated employment agreement.

We believe that these agreements assure fair treatment of the named executive officers in relation to their careers, providing them with a limited form of financial security while committing them to future employment for the term of their respective agreements.

Steven J. Issa. In January 2011, Mr. Issa joined us as Executive Vice-President and Managing Director, Commercial Banking. Pursuant to his offer letter, Mr. Issa’s base salary was $475,000 annually and share salary was $300,000 annually. Mr. Issa was eligible to receive a restricted stock grant in an amount equal up to one-third of his annual compensation at the Board’s discretion, an auto allowance of $800 per month, a communication allowance of $200 per month and customary fringe benefits. Mr. Issa was terminable at will by us, and the offer letter did not provide termination or change-in-control benefits and was subject to the TARP Capital Purchase Program. Effective as of March 4, 2013, Mr. Issa entered into a retention agreement that provides financial incentives for him to remain employed through April 30, 2013 and to assist the Bank in the process of obtaining consents required pursuant to the Bank’s commercial loan sales. Mr. Issa’s retention agreement effective from January 1, 2013 through April 30, 2013, provides for his base salary and share salary to increase to $1,000,000 and $600,000, respectively, on an annualized basis. Mr. Issa’s retention agreement also provides for two retention payments subject to the satisfaction of various conditions. He received a retention payment of $15,484 on March 29, 2013 and the retention agreement provides for a second retention payment of $250,000 on April 25, 2013. The 2013 increases in Mr. Issa’s base salary and share salary, and the two retention payments, are subject to compliance with applicable laws and regulation and the restrictions under the TARP Capital Purchase Program.

Daniel Landers. In January 2011, Mr. Landers joined us as Executive Vice-President and Chief Credit Officer, but he does not have an employment agreement with us. Pursuant to his offer letter, Mr. Landers’ base salary was $400,000 annually and share salary is $300,000 annually. Mr. Landers was eligible to receive a restricted stock grant in an amount equal up to one-third of his annual compensation at the Board’s discretion, an auto allowance of $800 per month, and customary fringe benefits. Mr. Landers was terminable at will by us, and the offer letter did not provide termination or change-in-control benefits and was subject to the TARP Capital Purchase Program. Effective as of February 21, 2013, Mr. Landers entered into a retention agreement that provides financial incentives for him to remain employed through June 2013.

Pursuant to the retention agreement, Mr. Landers’s 2013 annualized cash salary is $630,000 and his annualized share salary is $470,000. In addition, Mr. Landers received a retention payment of $2,903 on April 12, 2013 based upon the achievement of certain conditions, and his retention agreement provides for a second retention payment of $110,000 on June 18, 2013 if Mr. Landers is actively employed by us on that date and other conditions have been satisfied. The 2013 increases in Mr. Landers’ base salary and share salary, and the two retention payments, are subject to compliance with applicable laws and regulation and the restrictions under the TARP Capital Purchase Program.

Salvatore J. Rinaldi. In October 2009, we entered into an employment agreement with Mr. Rinaldi. Pursuant to the terms of the employment agreement, Mr. Rinaldi’s base salary was $550,000 annually. In addition, the employment agreement provided that Mr. Rinaldi was to be paid a share salary of $300,000 annually. The employment agreement was terminable by us and Mr. Rinaldi by giving notice two months prior to the end of the initial term and any subsequent year. Mr. Rinaldi was also eligible to receive a restricted stock grant in an amount equal up to one-third of his annual compensation at the Board’s discretion. Mr. Rinaldi was entitled to reimbursement of all business expenses that are reasonable and appropriate and such other fringe and other benefits and prerequisites as are regularly and generally provided to other senior executives. The employment agreement did not provide termination or change-in-control benefits and was subject to the restrictions and prohibitions applicable to our named executive officers under the TARP Capital Purchase Program. Effective as of December 18, 2012, Mr. Rinaldi resigned as Executive Vice-President and Chief Operating Officer. Mr. Rinaldi will remain with us through July 1, 2013 as Senior Advisor to the President and Chief Executive Officer, and his compensation will remain the same. In addition, Mr. Rinaldi received a retention payment of $2,419 on April 12, 2013 based upon the achievement of certain conditions, and he is scheduled to receive a second retention payment of $125,000 on June 30, 2013 if Mr. Rinaldi is actively employed by us on that date and other conditions have been satisfied. Mr. Rinaldi’s retention payments are subject to compliance with applicable laws and regulation and the restrictions under the TARP Capital Purchase Program.

Pension Benefit for Fiscal Year 2012

The following table sets forth information with respect to the supplemental executive retirement plan (“SERP”) that provides for payments or other benefits to the named executive officer at, following, or in connection with retirement.

Named Executive Officer	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year
Joseph P. Campanelli	SERP	3.1	$12,195,194	—

(1)	Mr. Campanelli’s benefit was based on monthly accruals as described below, as opposed to years of credited service. The number listed in this column indicates the number of monthly accruals as of December 31, 2012, divided by 12 to be expressed in years.
(2)	In the calculation of Mr. Campanelli’s SERP benefit, the following is assumed: a discount rate of 4.25% based on 30-year Treasury Bond rates during September 2009.

We maintain a SERP for the benefit of Mr. Campanelli. The SERP was a non-tax-qualified defined benefit pension plan designed to ensure the payment of a competitive level of retirement income and disability and death benefits to Mr. Campanelli. The compensation committee determined that the benefits were in line with market practice, comply with the requirements of IRC Section 409A, the Internal Revenue Service and U.S. Treasury regulations, and any requirements applicable to us under the TARP Capital Purchase Program. Benefits payable under the SERP were an unfunded obligation of the Company.

The SERP provided for a lump sum payment to Mr. Campanelli equal to the actuarial equivalent of an accrued annual benefit payable for 23 years. The annual benefit was the sum of monthly accruals of 1.022% of Mr. Campanelli’s eligible compensation, for a maximum of 60 months, provided Mr. Campanelli was employed by us on the date of each such monthly accrual. Eligible compensation included base salary and share salary. The accrued annual benefit equaled the annual benefit less any other retirement benefits provided and funded by us, and also less 50% of the benefits to which Mr. Campanelli was entitled from Social Security. Mr. Campanelli resigned effective November 1, 2012. As of November 1, 2012, the aggregate of the monthly accruals with respect to the SERP was $616, 223 and the actuarial equivalent of the lump sum payment of such amount for 23 years was $12,195,194. The amount accrued with respect to the supplemental retirement pension, assuming a discount rate of 4.25%, in 2012 was $3,454,841 and, in total, $12,195,194 was accrued since Mr. Campanelli joined us in 2009.

Mr. Campanelli became vested in his monthly SERP accruals on the date of such accrual. The SERP provides that his SERP benefit is payable at the later of age 62. The SERP also provides for benefits in the event of Mr. Campanelli’s death or disability (as defined in IRC Section 409A and accompanying regulations). In the event of either death or disability, Mr. Campanelli or, if applicable, Mr. Campanelli’s beneficiary would receive a lump sum payment equal to the actuarial equivalent present value of the benefit that would otherwise be paid to Mr. Campanelli at age 62. In connection with Mr. Campanelli’s separation, the Company has agreed to use its reasonable best efforts to seek and obtain approval from all appropriate regulatory authorities to make a lump sum payment to Mr. Campanelli before age 62 equal to the actuarial equivalent present value of the benefit that would otherwise be paid to Mr. Campanelli at age 62, subject to compliance with applicable legal requirements. Regulatory approval for the accelerated SERP payment has not been received yet, and Mr. Campanelli has not received any payment under the SERP.

Potential Payment Upon Termination or Change-in-Control

On January 30, 2009, we sold preferred stock to the U.S. Treasury as part of our participation in the TARP Capital Purchase Program. From January 30, 2009 until U.S. Treasury’s sale of the preferred stock on March 28, 2013, we were prohibited from paying any “golden parachute” payments to certain of the named executive officers pursuant to the regulations adopted by the U.S. Treasury to implement the TARP Capital Purchase Program. Although we are no longer subject to such restrictions, we are subject to restrictions on the payment of “golden parachute” payments pursuant to our supervisory agreement with the Federal Reserve. With certain exception, we cannot make, or agree to make, any “golden parachute” payments without Federal Reserve approval.

At December 31, 2012, Messrs. Tierney, Kerin, Issa, Landers, Rinaldi and Soura would not have been entitled to termination or change-in-control benefits, but Mr. Borja’s estate would have been entitled to severance payment of $374,991 and benefits continuation in the amount of $5,428 solely in the event of his death. Otherwise, Mr. Borja’s termination and change-in-control benefits pursuant to his employment agreement were prohibited by the TARP Capital Purchase Program. The actual amounts to be paid out can only be determined at the time of separation, and the amounts for Mr. Borja set forth above assume that such separation was effective as of December 31, 2012.

Concurrent with his resignation, Mr. Campanelli entered into a consulting agreement, subject to receipt of regulatory approval or non-objection, whereby he agreed to provide to us transitional services for six months following his resignation. The consulting agreement provides for, a monthly consulting fee of $220,833.33, of which $62,500 is payable in the form of unrestricted shares of our common stock pursuant to the 2006 Plan and a one-time grant of $500,000 of restricted stock pursuant to the 2006 Plan, which will vest upon substantial completion of the objectives outlined in the consulting agreement. Regulatory approval or non-objection for the consulting agreement has not been received yet, and Mr. Campanelli has not received any compensation under the consulting agreement.

Employment Agreements. Pursuant to our employment agreements with Messrs. Tierney and Kerin, either party may terminate at any time and there are no termination or change-in-control benefits.

Our employment agreement with Mr. Borja includes termination and change-in-control benefits as discussed below, but other than in the event of Mr. Borja’s death or disability, no termination or change-in-control benefits are payable without Federal Reserve approval. If we were no longer subject to the restrictions on the payment of “golden parachute” payments under our supervisory agreement with the Federal Reserve, Mr. Borja would be eligible for (a) six months base salary payable in a lump sum and benefits continuation and accrued and unpaid discretionary bonus payable in a lump sum in the event of his death, (b) twelve months base salary payable in a lump sum, continued participation in our health benefit plans through the term of the employment agreement, and a prorated amount of incentive compensation that would have been payable during the year of termination payable in the ordinary course in the event of his termination not “for cause” or constructive termination, and (c) a lump sum amount payable within 45 days of such termination equal to the difference between (x) 2.99 times his “base amount” under Section 280G of the IRC and (y) the sum of any other parachute payments that he receives on account of the change-in-control and for six months benefits continuation in the event of his involuntary or constructive termination in connection with a change in control. In the event of a voluntary termination, termination for “just cause,” disability, or retirement, Mr. Borja would not be eligible for termination benefits.

2006 Plan. Stock options, stock appreciation rights and restricted stock are subject to the termination and change-in-control benefits set forth in the 2006 Plan. In the event of a voluntary termination, termination not “for cause,” constructive termination or an involuntary or constructive termination in connection with a change-in-control, stock options and stock appreciation rights may be exercised within three months after such termination. In the event of death or disability, vesting of restricted stock and stock options is accelerated, incentive compensation may be paid out at the target level, and stock options and stock appreciation rights may be exercised within one year of death and two years of disability. In the event of retirement, vesting of restricted stock and stock options is accelerated, incentive compensation may be paid out on a prorated basis based upon the actual amount payable for the year of termination, and the target level, and stock options and stock appreciation rights may be exercised within three months and one year, respectively. In the event of a change-in-control, vesting of unvested restricted stock, stock appreciation rights and stock options may be accelerated and stock appreciation rights and stock options may be exercised until expiration, incentive compensation may be paid out at the target level. Stock options and stock appreciation rights may be exercised until expiration.

Director Compensation

Our general policy is to provide non-management directors with compensation that is intended to assist us in attracting and retaining qualified non-management directors. We do not pay director compensation to directors who are also our employees. In addition, directors David J. Matlin, Mark R. Patterson, who resigned from the Board effective July 9, 2012, Peter Schoels, and Gregory Eng, who resigned from the Board effective March 25, 2013, waived the receipt of compensation for serving on the Board or its committees.

The nominating/corporate governance committee has the primary responsibility to review director compensation and benefits on an annual basis and recommend any revisions to the Board. For 2012, the compensation of non-management directors for their service on the Board and its committees was as follows:

•	annual retainer, $55,000;

•	annual retainer fee for the members of the audit committee, $20,000;

•	annual additional retainer fee for the chairman of the audit committee, $12,500;

•	annual retainer fee for the members of the compensation committee, $3,000;

•	annual additional retainer fee for the chairman of the compensation committee, $2,000;

•	annual retainer fee for the members of the nominating/corporate governance committee, $3,000;

•	annual retainer fee for the members of the governance and risk committee, $4,000;

•	annual additional retainer fee for the chairman of the governance and risk committee, $10,000;

•	annual retainer fee for the members of the compliance committee, $4,000; and

•	annual retainer for lead director, $10,000.

We also reimbursed non-management directors who attend meetings of the Board or its committees from out-of-town for reasonable travel expenses, including accommodations. In addition, non-management directors are eligible to receive equity-based compensation under the 2006 Plan.

The table below details the compensation earned by our non-management directors in 2012.

Name	Fees Earned or Paid in Cash ($)

Walter Carter	$59,000
Gregory Eng (1)	$—
Jay J. Hansen (2)	$87,500
John D. Lewis (3)	$—
David J. Matlin (1)	$—
James A. Ovenden	$75,000
Mark R. Patterson (1)	$—
Peter Schoels (1) (4)	$—
Michael J. Shonka	$78,000
David L. Treadwell	$79,000

(1)	Messrs. Matlin, Patterson, Schoels and Eng waived the receipt of compensation for serving on the Board or its committees. Mr. Patterson resigned effective July 9, 2012 and Mr. Eng resigned effective March 25, 2013.
(2)	As of December 31, 2012, Jay J. Hansen had options to purchase 15 shares of common stock, all of which were awarded prior to 2007.
(3)	Mr. Lewis was appointed to the Board on October 1, 2012, subject to receipt of non-objection from the Federal Reserve. Mr. Lewis became a director effective February 12, 2013 upon receipt of notice of non-objection from the Federal Reserve. Prior to receipt of non-objection, we entered into a consulting agreement with Mr. Lewis pursuant to which he was paid $50,000 in cash and $67,400 in unrestricted shares of common stock for the year ended December 31, 2012.
(4)	Mr.Schoels was elected to the Board at our 2012 annual meeting of stockholders held on September 24, 2012, subject to receipt of non-objection from the Federal Reserve. Mr. Schoels became a director effective February 14, 2013 upon receipt of notice of non-objection from the Federal Reserve.

Based upon its annual review of director compensation and benefits, the nominating/corporate governance committee did not recommend any changes to compensation for non-management directors for 2013. However, we have agreed to pay Mr. Lewis compensation of $25,000 per month in cash and $25,000 per month in unrestricted shares of common stock for his service as Chairman of the Board and Chairman of the compliance committee.

From time to time, our directors may be asked to engage in special director services, whether or not a committee of the Board has been formed for such purpose. Such services may include strategic reviews, strategic transaction oversight, independent major litigation oversight and like matters involving substantially greater commitments of time from the directors. In such circumstances, the directors engaged in such efforts may receive additional fees for the duration of such service. Fees related to a special committee may be paid whether or not the matter concludes in a transaction or other specific result and may be adjusted upward or downward based on the amount of work required and any other criteria the committee and Board deem appropriate. In 2012, our directors did not receive any additional compensation for special director services.

We will continue to reimburse non-management directors who attend meetings of the Board or its committees from out-of-town for reasonable travel expenses, including accommodations, and the non-management directors will continue to be eligible to receive equity-based compensation under the 2006 Plan.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee has at any time been an officer or employee of us or our subsidiaries. Members of the compensation committee may, from time to time, have banking relationships in the ordinary course of business with the Bank, as described in the section entitled “Certain Transactions and Business Relationships” in Item 12 of Part III below. No member of the compensation committee had any other relationship with us during 2012 requiring disclosure as a related party transaction. During 2012, none of our executive officers served as a member of another entity’s compensation committee, one of whose executive officers served on our compensation committee or was a director of ours, and none of our executive officers served as a director of another entity, one of whose executive officers served on our compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Equity Compensation Plan Information table required under this Item 12 is provided in Part II of this report.

Security Ownership of Certain Beneficial Owners

Persons and groups that beneficially own more than 5% of our common stock are generally required under federal securities laws to file certain reports with the SEC detailing such ownership. The term “beneficial ownership” means the shares held as of April 25, 2013 plus shares underlying any options or securities that are exercisable or convertible into common stock, as the case may be, as of or within 60 days before or after April 25, 2013. The following table sets forth, as of April 25, 2013, certain information as to the common stock beneficially owned by any person or group of persons who are known to us to be the beneficial owners of more than 5% of our common stock. Other than as disclosed below, management knows of no person who beneficially owned more than 5% of our common stock at April 25, 2013. This table is based on information included in a Schedule 13D filed with the SEC.

Name and Address of Beneficial Owner	Shares		Percent of Class (1)
MP Thrift Investments L.P.
MPGOP III Thrift AV-I L.P.
MPGOP (Cayman) III Thrift AV-I L.P.
MP (Thrift) Global Partners III LLC
MP (Thrift) Asset Management LLC
MP (Thrift) LLC
David J. Matlin
Mark R. Patterson
MP (Thrift) Global Advisers III LLC c/o MatlinPatterson Global Advisers LLC 520 Madison Avenue, 35th Floor New York, New York 10022	35,600,352	(2)	63.5%

(1)	The percentage owned is calculated for each stockholder by dividing with respect to our common stock, (i) the total number of outstanding shares beneficially owned by such stockholder as of April 25, 2013 plus the number of shares such person has the right to acquire within 60 days of April 25, 2013, into (ii) the total number of outstanding shares as of April 25, 2013 plus the total number of shares that such person has the right to acquire within 60 days of April 25, 2013.
(2)	Based solely on a Schedule 13D filed with the SEC on December 27, 2010, which reports beneficial ownership of these persons of, 35,600,352 shares of our common stock over which they have shared voting and dispositive power, and as adjusted to give effect to a 1-for-10 reverse stock split of our common stock that was effective October 10, 2012. Both Mr. Matlin’s and Mr. Patterson’s exact pecuniary interest are not readily determinable because they are subject to several variables, and they each disclaim beneficial ownership of any of the shares except to the extent of their individual pecuniary interest therein.

Security Ownership of Management

This table and the accompanying footnotes provide a summary of the beneficial ownership of our common stock as April 25, 2013 by all of our directors and executive officers as a group. A total of 56,039,487 shares of common stock were issued and outstanding as of April 25, 2013.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

John D. Lewis	9,451	*
Michael J. Tierney	32,956	0.1%
Walter Carter	850	*
Jay J. Hansen	1,637	*
David J. Matlin (2)	35,600,352	63.5%
James A. Ovenden	8,750	*
Peter Schoels (3)	35,600,352	63.5%
Michael J. Shonka	5,000	*
David L. Treadwell	750	*
Paul D. Borja(4)	52,333	0.1%
Matthew A. Kerin	79,969	0.1%
Steven J. Issa	6,262	*
Daniel Landers	44,346	0.1%
Joseph P. Campanelli	169,623	0.3%
Salvatore J. Rinaldi	55,119	0.1%
Marshall P. Soura	50,500	0.1%
All directors and executive officers as a group (21)(4)	36,167,148	64.5%

*	Less than 0.1%
(1)	These amounts include beneficial ownership of shares with respect to which voting or investment power may be deemed to be directly or indirectly controlled.
(2)	Please see footnote (2) to the “Security Ownership of Certain Beneficial Owners” table above for further information with respect to the share holdings of Mr. Matlin.
(3)	Mr. Schoels does not have voting or dispositive power over shares held by MP Thrift, but he may be deemed to have an indirect pecuniary interest in such shares. Mr. Schoels’ exact pecuniary interest is not readily determinable because it is subject to several variables, and he disclaims beneficial ownership of any of the shares except to the extent of his pecuniary interest therein.
(4)	These amounts also include 114 shares of common stock underlying options exercisable as of the April 25, 2013, or that will become exercisable within 60 days thereafter, regardless of exercise price, to purchase shares of common stock held by Mr. Borja.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions and Business Relationships

We and our subsidiaries regularly monitor transactions with its directors and executive officers and members of their immediate families for regulatory reporting purposes. The policies and procedures adopted by us and our subsidiaries include: (i) a written policy requiring compliance with the requirements of Regulation O, including the prompt reporting of extension of credit to the Board; (ii) a Code of Business Conduct and Ethics that governs potential conflicts of interest; and (iii) an audit committee charter that requires the audit committee to conduct a review of related party transactions in order to ensure that such transactions are on substantially the same terms as those prevailing for comparable transactions with non-affiliated persons or are otherwise fair to and in the best interests of us and our subsidiaries.

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

Walter N. Carter is a member of our Board. He is a managing principal at, and has a 33.3% ownership interest in, Gateway Asset Management Company, which provides consulting services to us. We paid $1,348,450 to Gateway Asset Management Company for these consulting services in 2012.

In addition to the transactions listed above, certain directors and executive officers of us and our subsidiaries, and members of their immediate families, were indebted to the Bank as customers in connection with mortgage loans and other extensions of credit by the Bank. These transactions were in the ordinary course of business and were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. None of these loans have involved more than the normal risk of collectability or presented other unfavorable features.

Director Independence

Section 303A.00 of the NYSE Listed Company Manual exempts a controlled company, such as us, from the requirements that a majority of its board of directors be comprised of “independent” directors, that the compensation of our Chief Executive Officer and all of our other executive officers be determined or recommended to the Board for determination either by a majority of independent directors or a compensation committee comprised solely of independent directors, and that director nominees either be selected or recommended for selection by the board of directors by a majority of independent directors or a nominations committee comprised solely of independent directors. The audit committee of our Board is comprised of the following three members: Jay J. Hansen, James A. Ovenden, and Michael J. Shonka, each of whom is “independent,” as that term is defined by Section 303A.02 of the NYSE Listed Company Manual, and the charter of the audit committee complies with the NYSE independence standards for audit committees and the regulations of the SEC applicable to audit committees. None of Messrs. Hansen, Ovenden or Shonka have any relationship or have been involved in any transaction or arrangement with us that required consideration by the Board under the applicable independence standards in determining that such director is independent.

The Board has conducted its annual review of director independence. During this review, the Board considered relationships and transactions, if any, during the past three years between each director or any member of his or her immediate family and us and our subsidiaries and affiliates, including those reported under “Certain Transactions and Business Relationships,” deposit and lending transactions and family relationships. The purpose of the review was to determine whether any such relationship or transactions were inconsistent with a determination that the director is independent.

Based on its review, the Board has affirmatively determined that directors Jay J. Hansen, John D. Lewis, James A. Ovenden, Michael J. Shonka and David L. Treadwell are independent in accordance with applicable SEC and NYSE rules. The Board considered all relevant facts and circumstances in concluding that such persons are independent and have no material relationship with us. The entirety of the audit committee is composed of independent directors. However, a majority of the compensation committee and the entirety of the nominating/corporate governance committee are not independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of Independent Registered Public Accountants

The audit committee engaged Baker Tilly as our independent registered public accountants for the year ended December 31, 2012. The following table presents fees for professional audit services rendered by Baker Tilly for its audit for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by Baker Tilly during those periods.

	2012	2011
Audit fees (1)	$1,627,465	$1,314,105
Non-audit fees:
Audit-related fees (2)	21,000	31,000
Tax fees	—	—
All other fees	—	—

Total fees paid	$1,648,465	$1,345,105

(1)	Comprised of professional services rendered in connection with the regular annual audit of our financial statements, approximately $300,000 related to additional audit services provided in reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q for the years indicated.
(2)	Audit-related fees are for professional services related to the audit of our employee benefit plans.

The audit committee has concluded that the provision of services covered under the caption “Non-audit fees” is compatible with Baker Tilly maintaining its independence. None of the hours expended on Baker Tilly’s engagement to audit the consolidated financial statements for the year ended December 31, 2012, were attributable to work performed by persons other than Baker Tilly’s full-time, permanent employees. No other fees were paid to Baker Tilly during 2012.

The audit committee adopted the Flagstar Bancorp, Inc. Audit Committee Pre-Approval Policy (the “Pre-Approval Policy”), which requires the committee to pre-approve the audit and non-audit services performed by the independent registered public accountants and confirm that such services do not impair the independent registered public accountants’ independence. Among other things, the Pre-Approval Policy provides that unless a service to be provided by the independent registered public accountants has received general pre-approval, it requires specific pre-approval by the audit committee. Further, the Pre-Approval Policy provides that any services exceeding pre-approval cost levels will require specific pre-approval by the audit committee. In 2012, all of the fees paid to our independent registered public accountants were pre-approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3)	— Exhibits

The following documents are filed as a part of, or incorporated by reference into, this report:

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

[Remainder of page intentionally left blank.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2013.

FLAGSTAR BANCORP, INC.

By:	/s/ Michael J. Tierney
Michael J. Tierney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2013.

SIGNATURE		TITLE

By:	/s/ MICHAEL J. TIERNEY	Director, President and Chief Executive Officer (Principal Executive Officer)
Michael J. Tierney

By:	/s/ PAUL D. BORJA	Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)
Paul D. Borja

By:	/s/ JOHN D. LEWIS	Chairman of the Board
John D. Lewis

By:	/s/ DAVID J. MATLIN	Director
David J. Matlin

By:	/s/ PETER SCHOELS	Director
Peter Schoels

By:	/s/ MICHAEL J. SHONKA	Director
Michael J. Shonka

By:	/s/ DAVID L. TREADWELL	Director
David L. Treadwell

By:	/s/ WALTER N. CARTER	Director
Walter N. Carter

By:	/s/ JAY J. HANSEN	Director
Jay J. Hansen

By:	/s/ JAMES A. OVENDEN	Director
James A. Ovenden

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer