Form 10-Q
period 2013-03-31
FLAGSTAR BANCORP INC
filed 2013-04-30
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes  ☐    No  ☒.
As of April 25, 2013, 56,039,487 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

(1)
Volatile interest rates that impact, amongst other things, (i) the mortgage business, (ii) our ability to originate loans and sell assets at a profit, (iii) prepayment speeds and (iv) our cost of funds, could adversely affect earnings and our ability to pay dividends to stockholders;

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

(7)
Repurchases and indemnity demands by mortgage loan purchasers, guarantors and insurers, uncertainty related to foreclosure procedures, and the outcome of current and future legal or regulatory proceedings, including our litigation with Assured Guaranty Municipal Corp. and MBIA Insurance Corporation, could result in unforeseen consequences and adversely affect our business activities and earnings;

(8)
The Dodd-Frank Wall Street Reform and Consumer Protection Act has resulted in the elimination of the Office of Thrift Supervision (the "OTS"), tightening of capital standards, and the creation of a new Consumer Financial Protection Bureau and has resulted, or will result, in new laws and regulations, such as the emerging mortgage servicing standards, that are expected to increase our costs of operations. In addition, the change to the Board of Governors of the Federal Reserve System (the "Federal Reserve") as our primary federal regulator and to the Office of the Comptroller of the Currency (the "OCC") as the primary federal regulator of Flagstar Bank, FSB and its subsidiary (collectively, the "Bank") may result in interpretations that differ from those of the OTS in a manner that adversely affects our operations;

(9)
Both the volume and the nature of consumer actions and other forms of litigation against financial institutions have increased, and to the extent that such actions are brought against us, the cost of defending such suits as well as potential exposure could increase our costs of operations;

(10)
Our compliance with the terms and conditions of the agreement with the U.S. Department of Justice, the impact of performance and enforcement of commitments under, and provisions contained in the agreement, and our accuracy and ability to estimate the financial impact of that agreement, including the fair value of the future payments required, could accelerate our related litigation settlement expenses;

(11)
Our, or the Bank's, failure to comply with the terms and conditions of the Supervisory Agreement with the Federal Reserve or the Consent Order with the OCC, respectively, could result in further enforcement actions against us, which could negatively affect our results of operations and financial condition; and

(12)
The downgrade of the long-term credit rating of the U.S. by one or more ratings agencies could materially affect global and domestic financial markets and economic conditions, which may affect our business activities, financial condition, and liquidity.

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such factor on our business.

Please also refer to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and Item 1A to Part II of this Quarterly Report on Form 10-Q, which are incorporated by reference herein, for further information on these and other factors affecting us.

Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies and other factors. Accordingly, we cannot give you any assurance that our expectations will in fact occur or that actual results will not differ materially from those expressed or implied by such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
The consolidated financial statements of the Company are as follows:
Consolidated Statements of Financial Condition – March 31, 2013 (unaudited) and December 31, 2012
Consolidated Statements of Operations – For the three months ended March 31, 2013 and 2012 (unaudited)
Consolidated Statements of Comprehensive Income (Loss) – For the three months ended March 31, 2013 and 2012 (unaudited)
Consolidated Statements of Stockholders’ Equity – For the three months ended March 31, 2013 and 2012 (unaudited)
Consolidated Statements of Cash Flows – For the three months ended March 31, 2013 and 2012 (unaudited)
Notes to the Consolidated Financial Statements (unaudited)
        Note 1 - Nature of Business
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
        Note 17 - Earnings (Loss) Per Share
        Note 18 - Compensation Plans
        Note 19 - Income Taxes
        Note 20 - Legal Proceedings, Contingencies and Commitments
        Note 21 - Segment Information

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash items	$50,840	$38,070
Interest-earning deposits	2,179,846	914,723
Cash and cash equivalents	2,230,686	952,793
Securities classified as trading	170,139	170,086
Securities classified as available-for-sale	169,827	184,445
Loans held-for-sale (including $2,510,669 and $2,865,696 at fair value at March 31, 2013 and December 31, 2012, respectively)	2,677,239	3,939,720
Loans repurchased with government guarantees	1,604,906	1,841,342
Loans held-for-investment (including $18,393 and $20,219 at fair value at March 31, 2013 and December 31, 2012, respectively)	4,743,266	5,438,101
Less: allowance for loan losses	(290,000)	(305,000)
Loans held-for-investment, net	4,453,266	5,133,101
Total interest-earning assets	11,255,223	12,183,417
Accrued interest receivable	81,056	91,992
Repossessed assets, net	114,356	120,732
Federal Home Loan Bank stock	301,737	301,737
Premises and equipment, net	223,276	219,059
Mortgage servicing rights at fair value	727,207	710,791
Other assets	340,455	416,214
Total assets	$13,094,150	$14,082,012
Liabilities and Stockholders’ Equity
Deposits	$7,847,291	$8,294,295
Federal Home Loan Bank advances	2,900,000	3,180,000
Long-term debt	247,435	247,435
Total interest-bearing liabilities	10,994,726	11,721,730
Accrued interest payable	15,402	13,420
Representation and warranty reserve	185,000	193,000
Other liabilities (including $19,100 at fair value at both March 31, 2013 and December 31, 2012)	714,994	994,500
Total liabilities	11,910,122	12,922,650
Commitments and contingencies – Note 20	—	—
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	261,828	260,390
Common stock $0.01 par value, 70,000,000 shares authorized; 56,033,204 and 55,863,053 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	561	559
Additional paid in capital	1,476,624	1,476,569
Accumulated other comprehensive loss	(656)	(1,658)
Accumulated deficit	(554,329)	(576,498)
Total stockholders’ equity	1,184,028	1,159,362
Total liabilities and stockholders’ equity	$13,094,150	$14,082,012
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In thousands, except per share data)

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)
Interest Income
Loans	$91,950	$113,908
Securities classified as available-for-sale or trading	2,094	8,571
Interest-earning deposits and other	946	412
Total interest income	94,990	122,891
Interest Expense
Deposits	13,508	18,986
FHLB advances	24,161	27,394
Other	1,652	1,778
Total interest expense	39,321	48,158
Net interest income	55,669	74,733
Provision for loan losses	20,415	114,673
Net interest income (expense) after provision for loan losses	35,254	(39,940)
Non-Interest Income
Loan fees and charges	33,360	29,973
Deposit fees and charges	5,146	4,923
Loan administration	20,356	38,885
Gain (loss) on trading securities	51	(5,971)
Loss on transferors’ interest	(174)	(409)
Net gain on loan sales	137,540	204,853
Net loss on sales of mortgage servicing rights	(4,219)	(2,317)
Net gain on securities available-for-sale (includes zero and $310 accumulated other comprehensive income reclassifications for unrealized net gains on available-for-sale securities)	—	310
Net gain on sale of assets	958	27
Total other-than-temporary impairment gain	—	3,872
Loss recognized in other comprehensive income before taxes	—	(5,047)
Net impairment losses recognized in earnings	—	(1,175)
Representation and warranty reserve – change in estimate	(17,395)	(60,538)
Other fees and charges, net	9,320	12,816
Total non-interest income	184,943	221,377

Flagstar Bancorp, Inc. Consolidated Statements of Operations, Continued (In thousands, except per share data)

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)
Non-Interest Expense
Compensation and benefits	77,208	65,989
Commissions	17,462	15,466
Occupancy and equipment	19,375	16,950
Asset resolution	16,445	36,770
Federal insurance premiums	11,240	12,324
Other taxes	897	946
Warrant (income) expense	(3,500)	2,549
Loan processing expense	17,111	10,686
Legal and professional expense	28,839	16,817
General and administrative	11,513	10,249
Total non-interest expense	196,590	188,746
Income (loss) before federal income taxes	23,607	(7,309)
Provision for federal income taxes	—	—
Net Income (Loss)	23,607	(7,309)
Preferred stock dividend/accretion (1)	(1,438)	(1,407)
Net income (loss) applicable to common stock	$22,169	$(8,716)
Income (loss) per share
Basic (2)	$0.33	$(0.22)
Diluted (2)	$0.33	$(0.22)

(1)	The preferred stock dividend/accretion represents only the accretion. On January 27, 2012, the Company elected to defer payment of dividends and interest on the preferred stock.

(2)	Restated for a one-for-ten reverse stock split announced September 27, 2012 and began trading on October 11, 2012.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net income (loss)	$23,607	$(7,309)
Other comprehensive income (loss), before tax
Securities available-for-sale
Change in net unrealized loss on sale of securities available-for-sale	1,002	13,121
Reclassification of gain on sale of securities available-for-sale	—	(310)
Additions for the amount related to the credit loss for which an OTTI impairment was not previously recognized	—	1,175
Total securities available-for-sale, before tax	1,002	13,986
Other comprehensive income, net of tax	1,002	13,986

Comprehensive income	$24,609	$6,677
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2011	$254,732	$556	$1,471,463	$(7,819)	$(639,216)	$1,079,716
(Unaudited)
Net loss	—	—	—	—	(7,309)	(7,309)
Total other comprehensive income	—	—	—	13,986	—	13,986
Accretion of preferred stock	1,407	—	—	—	(1,407)	—
Stock-based compensation (1)	—	1	1,027	—	—	1,028
Balance at March 31, 2012	$256,139	$557	$1,472,490	$6,167	$(647,932)	$1,087,421
Balance at December 31, 2012	$260,390	$559	$1,476,569	$(1,658)	$(576,498)	$1,159,362
(Unaudited)
Net income	—	—	—	—	23,607	23,607
Total other comprehensive income	—	—	—	1,002	—	1,002
Restricted stock issued	—	1	(1)	—	—	—
Accretion of preferred stock (2)	1,438	—	—	—	(1,438)	—
Stock-based compensation	—	1	56	—	—	57
Balance at March 31, 2013	$261,828	$561	$1,476,624	$(656)	$(554,329)	$1,184,028

(1)	Restated for a one-for-ten reverse stock split announced September 27, 2012 and began trading on October 11, 2012.

(2)	The preferred stock dividend/accretion represents only the accretion. On January 27, 2012, the Company elected to defer payment of dividends and interest on the preferred stock.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows (In thousands)

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)
Operating Activities
Net income (loss)	$23,607	$(7,309)
Reconciliation of net income (loss) to net cash used in operating activities
Provision for loan losses	20,415	114,673
Depreciation and amortization	5,404	4,469
Loss on fair value of mortgage servicing rights	15,641	6,927
Stock-based compensation expense	57	1,028
Net (gain) loss on the sale of assets	(7,034)	670
Net gain on loan sales	(137,540)	(204,853)
Net loss on sales of mortgage servicing rights	4,219	2,317
Net gain on securities classified as available-for-sale	—	(310)
Other than temporary impairment losses on securities classified as available-for-sale	—	1,175
Net (gain) loss on trading securities	(51)	5,971
Net loss on transferors' interest	174	409
Proceeds from sales of loans held-for-sale	13,850,730	11,474,194
Origination and repurchase of mortgage loans held-for-sale, net of principal repayments	(12,623,530)	(11,881,504)
Decrease (increase) in repurchase of mortgage loans with government guarantees, net of claims received	236,436	(103,732)
Decrease (increase) in accrued interest receivable	10,936	(2,943)
Decrease in other assets	76,049	122,214
Increase in accrued interest payable	1,982	1,401
Decrease liability for checks issued	(377)	(988)
Increase in payable for mortgage repurchase option	(13,966)	(30,683)
Representation and warranty reserve-change in estimate	17,395	60,538
Net charge-offs in representation and warranty reserve	(31,213)	(43,589)
Decrease in other liabilities	(34,258)	(20,073)
Net cash provided by (used in) operating activities	1,415,076	(499,998)
Investing Activities
Proceeds from the sale of investment securities available-for-sale	—	20,665
Net repayment of investment securities available-for-sale	15,378	25,405
Net change from sales of loans held-for-investment	61,645	(187,768)
Principal repayments net of origination of portfolio loans	635,929	208,523
Proceeds from the disposition of repossessed assets	27,285	25,035
Acquisitions of premises and equipment, net of proceeds	(9,379)	(7,150)
Proceeds from the sale of mortgage servicing rights	89,928	16,394
Net cash provided by investing activities	820,786	101,104

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows, continued (In thousands)

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)
Financing Activities
Net (decrease) increase in deposit accounts	(447,004)	909,165
Net decrease in Federal Home Loan Bank advances	(280,000)	(362,000)
Net disbursement of payments of loans serviced for others	(234,846)	(126,288)
Net receipt of escrow payments	3,881	4,907
Net cash (used in) provided by financing activities	(957,969)	425,784
Net increase in cash and cash equivalents	1,277,893	26,890
Beginning cash and cash equivalents	952,793	731,058
Ending cash and cash equivalents	$2,230,686	$757,948
Supplemental disclosure of cash flow information
Loans held-for-investment transferred to repossessed assets	$50,247	$171,375
Total interest payments made on deposits and other borrowings	$37,339	$46,756
Federal income taxes paid	$5,300	$225
Reclassification of loans originated for portfolio to loans held-for-sale	$1,129	$200,908
Reclassification of mortgage loans originated held-for-sale then transferred to portfolio loans	$62,774	$13,140
Mortgage servicing rights resulting from sale or securitization of loans	$126,494	$111,484

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Business

Flagstar Bancorp, Inc. ("Flagstar" or the "Company"), the holding company for Flagstar Bank, FSB (the "Bank") is a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At March 31, 2013, our total assets were $13.1 billion. The Company is the largest bank headquartered in Michigan and one of the top 10 largest savings banks in the United States.

The Company offers a range of products and services to consumers, businesses, and homeowners. As of March 31, 2013, the Company operated 111 banking centers in Michigan and 41 home loan centers in 19 states. The Company originates loans nationwide and is among the top ten leading originators of residential first mortgage loans in the United States. The Company also offers consumer products including deposit accounts, standard and jumbo home loans, home equity lines of credit ("HELOC"), and personal loans, including auto and boat loans. The Company also offers commercial loans and treasury management services. Commercial products include deposit and sweep accounts, telephone banking, term loans and lines of credit, lease financing, government banking products and treasury management services such as remote deposit and merchant services.

The Company sells or securitizes most of the residential mortgage loans that it originates and generally retains the right to service the mortgage loans that it sells. These mortgage servicing rights ("MSRs") are occasionally sold by the Company in transactions separate from the sale of the underlying mortgages. The Company has, from time to time, retained certain loan originations in the held-for-investment portfolio, although the Company has sold substantially all of its originations for the past several years.

The Bank is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency ("OCC") of the U.S. Department of the Treasury ("U.S. Treasury"). The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation ("FDIC") and the Consumer Financial Protection Bureau (the "CFPB"). The Bank's deposits are insured by the FDIC through the Deposit Insurance Fund ("DIF"). The Company is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve ("Federal Reserve"). The Bank is also a member of the Federal Home Loan Bank ("FHLB") of Indianapolis.

Troubled Asset Relief Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program ("TARP")) was enacted, and the U.S. Treasury injected capital into U.S. financial institutions under the TARP Capital Purchase Program. On January 30, 2009, the Company entered into a letter agreement including the securities purchase agreement with the U.S. Treasury pursuant to which, among other things, the Company sold to the U.S. Treasury preferred stock and a warrant. The preferred stock accrues cumulative dividends quarterly at a rate of 5 percent per annum until January 30, 2014, and 9 percent per annum thereafter. As long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company's common stock, par value $0.01 per share (the "Common Stock"), are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

On January 27, 2012, the Company exercised its contractual right to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with participation in the TARP Capital Purchase Program. These payments will be periodically evaluated and reinstated when appropriate, subject to the provisions of the Company's supervisory agreement, dated January 27, 2010, with the Federal Reserve, as a successor regulator to the OTS (the "Supervisory Agreement"). Under the terms of the preferred stock, the Company may defer payments of dividends for up to six quarters in total without default or penalty.

On December 18, 2012, the U.S. Treasury announced its intention to auction the Company's preferred stock issued and outstanding under the TARP Capital Purchase Program during 2013. On March 15, 2013, the U.S. Treasury announced that it had priced auctions for the preferred stock of several institutions, including the Company, which it had purchased in early 2009 through the TARP Capital Purchase Program. The auction closed on March 28, 2013. The Company's preferred stock is now held by unrelated third party investors and is no longer held by the federal government under the TARP Capital Purchase Program. The U.S. Treasury remains the holder of a warrant to purchase shares of Common Stock.

Commercial Loan Sales

Effective December 31, 2012, the Bank entered into a definitive Transaction Purchase and Sale Agreement (the "CIT Agreement") with CIT Bank, the wholly-owned U.S. commercial bank subsidiary of CIT Group Inc. ("CIT"). Under the terms of the CIT Agreement, CIT acquired $1.3 billion in commercial loan commitments, $784.3 million of which was outstanding at December 31, 2012. The loans sold consist primarily of asset-based loans, equipment leases and commercial real estate loans. The sale resulted in a reversal of $12.6 million in loan loss reserves associated with such loans and which the reversal was recognized at December 31, 2012. The total purchase price for the portfolio was $779.2 million. During the three months ended March 31, 2013, the Company sold $710.5 million of these commercial loans to CIT, and we expect the remaining loans to close in early April 2013.

Effective February 5, 2013, the Bank entered into a definitive Asset and Portfolio Purchase and Sale Agreement (the "Customers Agreement") with Customers Bank ("Customers") located in Wyomissing, Pennsylvania. Under the terms of the Customers Agreement, Customers acquired $187.6 million in commercial loan commitments, $150.9 million of which were outstanding at December 31, 2012. The loans sold consist primarily of commercial and industrial loans. The transaction settled on March 28, 2013 for $148.5 million.

Pending and Threatened Litigations

On February 5, 2013, the U.S. District Court for the Southern District of New York (the "Court") issued a decision in the lawsuit filed by Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. ("Assured"). The Court issued a decision in favor of Assured on its claims for breach of contract against the Bank in the amount of $89.2 million plus contractual interest and attorneys' fees and costs. On April 1, 2013, the court issued a final judgment against the Company for a total of $106.5 million, consisting of $90.7 million in damages plus $15.9 million in pre-judgment interest. The Bank filed a notice of appeal later that month. The Court subsequently issued a memorandum order, in which the Court reserved the decision regarding attorneys' fees until after the appeal.

In May 2010, the Bank received repurchase demands from MBIA Insurance Corporation with respect to closed-end, fixed and adjustable second mortgage loans that were sold by the Bank in connection with its two non-agency second mortgage loan securitizations. On January 11, 2013, MBIA filed a complaint against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it has paid and will pay under the respective insurance policies, plus interest and costs. In the litigation, MBIA alleges damages to date of $165.0 million and unspecified future damages. In March 2013, the Bank filed a motion to dismiss, and MBIA filed a motion for partial summary judgment on the basis of collateral estoppel. The parties are scheduled to complete a briefing and make oral arguments on these motions in May 2013.

Following the Court's decision in the Assured case, the Company increased the accrual for pending and threatened litigation. The total amount accrued for pending and threatened litigation, including amounts paid in anticipation of future settlements, was approximately $247.9 million at March 31, 2013 and $188.5 million of the accrual was recorded during the fourth quarter 2012. Included in this reserve are amounts for the Court's decision regarding Assured and for the lawsuit that the MBIA Insurance Corporation filed against the Bank on January 11, 2013, along with other pending litigation. The litigation accrual is recorded in "legal and professional expense" on the Consolidated Statement of Operations and in "other liabilities" on the Consolidated Statements of Financial Condition. For further information, see Note 20 - Legal Proceedings, Contingencies, and Commitments.

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

In connection with the reverse stock split, stockholders received one new share of Common Stock for every ten shares held at the effective time. The reverse stock split reduced the number of shares of outstanding Common Stock from approximately 558.3 million to 55.8 million. The number of authorized shares of Common Stock was reduced from 700 million to 70 million. Proportional adjustments were made to the Company’s outstanding options, warrants and other securities entitling their holders to purchase or receive shares of Common Stock. In lieu of fractional shares, stockholders received cash payments for fractional shares that were determined on the basis of the Common Stock's closing price on October 9, 2012, adjusted for the reverse stock split. The reverse stock split did not negatively affect any of the rights that accrue to holders of the Company's outstanding options, warrants and other securities entitling their holders to purchase or receive shares of Common Stock, except to adjust the number of shares relating thereto accordingly. For further information, see Note 16 - Stockholders' Equity and Note 17 - Earnings (Loss) Per Share.

Management Change

On October 1, 2012, the boards of directors of the Company and the Bank appointed Michael J. Tierney as the President, effective immediately, and as the Chief Executive Officer and a director of the Company and the Bank, effective November 1, 2012, in each case subject to receipt of non-objection from the Federal Reserve, the Company's primary regulator, and the OCC, the Bank's primary regulator. Mr. Tierney also was appointed to the boards of directors of the Company and the Bank, subject to receipt of Federal Reserve and OCC non-objections. The Company has received non-objection from the Federal Reserve for Mr. Tierney to serve as President and Chief Executive Officer and a member of board of directors of the Company, and the Bank has received OCC approval for Mr. Tierney to serve on an interim basis as the Bank's President and Chief Executive Officer but OCC non-objection for Mr. Tierney to serve as a member of the Company's board of directors is pending. The Company also announced that John D. Lewis, Managing Director of Donnelly Penman & Partners and former Vice Chairman of Comerica Bank, was appointed to serve as Non-Executive Chairman of the board of directors of the Company and the Bank, in each case subject to receipt of regulatory non-objection. The Company and the Bank received non-objection from the Federal Reserve and the OCC.

Effective December 18, 2012, the Company and the Bank's boards of directors appointed Alessandro DiNello as the President of the Bank and as the Company and the Bank's Chief Administrative Officer, subject to receipt of Federal Reserve and OCC non-objection. The Bank has received non-objection from the OCC for Mr. DiNello to serve as President and Chief Administrative Officer of the Bank, and the non-objection from the Federal Reserve is pending. In addition, the Bank's boards of directors appointed Matthew A. Kerin as the President of the Bank's Mortgage Banking Division, subject to receipt of OCC non-objection. The Bank has received OCC non-objection for Mr. Kerin to serve as President of the Bank's Mortgage Banking Division.

Consent Order
Effective October 23, 2012, the Bank's board of directors executed a Stipulation and Consent (the "Stipulation"), accepting the issuance of a Consent Order (the "Consent Order") by the OCC. The Consent Order replaces the supervisory agreement entered into between the Bank and the Office of Thrift Supervision (the "OTS") on January 27, 2010. The Company is still subject to the Supervisory Agreement with the Federal Reserve. The OCC terminated the supervisory agreement simultaneous with issuance of the Consent Order.
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

Each of the plans, policies and procedures referenced above in the Consent Order, as well as any subsequent amendments or changes thereto, must be submitted to the OCC for a determination that the OCC has no supervisory objection to them. Upon receiving a determination of no supervisory objection from the OCC, the Bank must implement and adhere to the respective plan, policy or procedure. The foregoing summary of the Consent Order does not purport to be a complete description of all of the terms of the Consent Order, and is qualified in its entirety by reference to the copy of the Consent Order filed with the SEC as an exhibit to the Company's Current Report on Form 8-K filed on October 24, 2012.

The Bank intends to address the banking issues identified by the OCC in the manner required for compliance by the OCC. There can be no assurance that the OCC will not provide substantive comments on the capital plan or other submissions that the Bank makes pursuant to the Consent Order that will have a material impact on the Company. The Company believes that the actions taken, or to be taken, to address the banking issues set forth in the Consent Order should, over time, improve its enterprise risk management practices and risk profile. For further information regarding the risks related to the Consent Order, please also refer to the section captioned "Forward-Looking Statements" above and the risk factors previously disclosed in Item 1A to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Pursuant to the Supervisory Agreement, the Company submitted a capital plan to the OTS, predecessor in interest to the Federal Reserve. In addition, the Company agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions; purchase, repurchase or redeem certain securities; incur, issue, renew, roll over or increase any debt and enter into certain affiliate transactions; and comply with restrictions on the payment of severance and indemnification payments, director and management changes and employment contracts and compensation arrangements. The foregoing summary of the Supervisory Agreement does not purport to be a complete description of all of the terms of the Supervisory Agreement, and is qualified in its entirety by reference to the copy of the Supervisory Agreement filed with the SEC as an exhibit to the Company's Current Report on Form 8-K filed on January 28, 2010. For further information regarding the risks related to the Consent Order, please also refer to the section captioned "Forward-Looking Statements" above and the risk factors previously disclosed in Item 1A to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Note 2 – Basis of Presentation and Accounting Policies

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. In addition, certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts and share counts have been adjusted to reflect the one-for-ten reverse stock split that began trading on a post-split basis October 11, 2012 following receipt of stockholder approval at the Company's annual meeting of stockholders. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which are available on the Company’s Investor Relations web page, at www.flagstar.com, and on the SEC website, at www.sec.gov.

Recently Adopted Accounting Standards

On January 1, 2013, the Company adopted the update to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 220, "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," and applied the provisions retrospectively. Under the amended guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. However, only the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of the guidance did not have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

On January 1, 2013, the Company adopted the update to FASB ASC Topic 210, "Balance Sheet: Disclosures about Offsetting Assets and Liabilities," and applied the provisions retrospectively. Under the amended guidance, an entity is required to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The guidance applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The adoption of the guidance did not have a material impact on the Company's Consolidated Financial Statements or the Notes thereto. See Note 11 - Derivative Financial Instruments.

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

In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." The guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective retrospectively, for annual and interim periods, beginning after December 15, 2013. The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

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

In June 2012, the U.S. bank regulatory agencies requested comment on three sets of proposed rules that implement the Basel III capital framework and also make other changes to U.S. regulatory capital standards for banking institutions. The Basel III proposed rules include heightened capital requirements for banking institutions in terms of both higher quality capital and higher regulatory capital ratios. These proposed rules, among other things, would revise the capital levels at which a banking institution would be subject to the prompt corrective action framework (including the establishment of a new Tier 1 common capital requirement), eliminate or reduce the ability of certain types of capital instruments to count as regulatory capital, eliminate the Tier 1 treatment of trust preferred securities (as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act")) following a phase-in period beginning in 2013, and require new deductions from capital for investments in unconsolidated financial institutions, mortgage servicing assets and deferred tax assets that exceed specified thresholds. The proposed rules also would establish a new capital conservation buffer and, for large or internationally active banks, a supplemental leverage capital requirement that would take into account certain off-balance sheet exposures and a countercyclical capital buffer that would initially be set at zero. Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs included in Tier 1 capital. While the proposed Basel III rules would have become effective under a phase-in period that was to have begun January 1, 2013 and to be in full effect on January 1, 2019, the U.S. bank regulatory agencies announced on November 9, 2012 that the implementations of the proposed Basel III rules would be delayed. No date or time period for implementation has subsequently been announced.

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

Level 2 - Quoted prices for similar instruments in active markets, and other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

Level 3 - Unobservable inputs that reflect the Company's own assumptions about the expectations that market participants would use in pricing an asset or liability.

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

Assets

Securities classified as trading. These securities are comprised of U.S. government sponsored agency securities, U.S. Treasury bonds and non-investment grade residual securities that arose from private-label securitizations of the Company. The U.S. government sponsored agency securities and U.S. Treasury bonds trade in an active, open market with readily observable prices and are therefore classified within the Level 1 valuation hierarchy. The non-investment grade residual securities do not trade in an active, open market with readily observable prices and are therefore classified within the Level 3 valuation hierarchy. Under Level 3, the fair value of residual securities is determined by discounting estimated net future cash flows using expected prepayment rates and discount rates that approximate current market rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities collateral, considering such factors as loss experience, delinquencies, loan-to-value ratios, borrower credit scores and property type. At March 31, 2013 and December 31, 2012, the Company had no Level 3 securities classified as trading. See Note 9 - Private Label Securitization Activity, herein, for the key assumptions used in the residual interest valuation process.

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

•
The Company determined the fair value of the mortgage securitization, Flagstar Second Mortgage 2006-1 ("FSTAR 2006-1") securitization trust, using a discounted estimated net future cash flow model and therefore classified it within the Level 3 valuation hierarchy as the model utilizes significant inputs which are unobservable.

Loans held-for-sale. The Company generally estimates the fair value of loans held-for-sale based on quoted market prices for securities backed by similar types of loans. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair value of loans was computed by discounting cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral. These measurements are classified as Level 2.

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

Included in loans held-for-investment is the transferors' interest on the HELOC securitizations. The Company fair value of the transferors' interest is based on the claims due to the note insurer and continuing credit losses on the loans underlying the securitizations, which are considered to be Level 3. See Note 9 - Private-Label Securitization Activity, for the key assumptions used in the transferors' interest valuation process.

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

MSRs. Although there are MSR sales transacting, the current market for residential MSRs is not sufficiently liquid to provide participants with quoted market prices for all tranches of MSRs. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of residential MSRs include mortgage prepayment speeds and discount rates. Management obtains third-party valuations of the residential MSR portfolio on a quarterly basis from independent valuation experts to assess the reasonableness of the fair value calculated by its internal valuation model. Due to the nature of the valuation inputs, residential MSRs are classified within Level

3 of the valuation hierarchy. See Note 10 - Mortgage Servicing Rights, for the key assumptions used in the residential MSR valuation process.

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

DOJ litigation settlement. On February 24, 2012, the Company announced that the Bank had entered into an agreement (the "DOJ Agreement") with the U.S. Department of Justice ("DOJ") relating to certain underwriting practices associated with loans insured by the Federal Housing Administration ("FHA") of the Department of Housing and Urban Development ("HUD"). The Bank and the DOJ entered into the DOJ Agreement pursuant to which the Bank agreed to comply with all applicable HUD and FHA rules related to the continued participation in the direct endorsement lender program, make an initial payment of $15.0 million within 30 business days of the effective date of the DOJ Agreement (paid on April 3, 2012), make payments of approximately $118.0 million contingent upon the occurrence of certain future events (the "Additional Payments"), and complete a monitoring period by an independent third party chosen by the Bank and approved by HUD.

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

At March 31, 2013, the cash flows are discounted using a 14.0 percent discount rate that is inclusive of the risk free rate based on the expected duration of the liability and an adjustment for non-performance risk that represents the Company's credit risk. The model assumes 12 quarters of profitability prior to reversing the valuation allowance associated with the deferred tax asset.

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

Assets and liabilities measured at fair value on a recurring basis

The following tables present the financial instruments carried at fair value as of March 31, 2013 and December 31, 2012, by caption on the Consolidated Statement of Financial Condition and by the valuation hierarchy (as described above).

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2013	(Dollars in thousands)
Securities classified as trading
U.S. Treasury bonds	$170,139	$—	$—	$170,139
Securities classified as available-for-sale
Mortgage securitization	—	—	87,356	87,356
U.S. government sponsored agencies	71,489	—	—	71,489
Municipal obligations	—	10,982	—	10,982
Loans held-for-sale
Residential first mortgage loans	—	2,510,669	—	2,510,669
Loans held-for-investment
Residential first mortgage loans	—	18,393	—	18,393
Transferors' interest	—	—	6,872	6,872
Mortgage servicing rights	—	—	727,207	727,207
Derivative assets
U.S. Treasury futures	7,998	—	—	7,998
Agency forwards	2,845	—	—	2,845
Rate lock commitments	—	—	51,389	51,389
Interest rate swaps	—	1,853	—	1,853
Total derivative assets	10,843	1,853	51,389	64,085
Total assets at fair value	$252,471	$2,541,897	$872,824	$3,667,192
Derivative liabilities
Forward agency and loan sales	$—	$(18,876)	$—	$(18,876)
Interest rate swaps	—	(1,853)	—	(1,853)
Total derivative liabilities	—	(20,729)	—	(20,729)
Warrant liabilities	—	(7,847)	—	(7,847)
DOJ litigation settlement	—	—	(19,100)	(19,100)
Total liabilities at fair value	$—	$(28,576)	$(19,100)	$(47,676)

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2012	(Dollars in thousands)
Securities classified as trading
U.S. Treasury bonds	$170,086	$—	$—	$170,086
Securities classified as available-for-sale
Mortgage securitization	—	—	91,117	91,117
U.S. government sponsored agencies	79,717	—	—	79,717
Municipal obligations	—	13,611	—	13,611
Loans held-for-sale
Residential first mortgage loans	—	2,865,696	—	2,865,696
Loans held-for-investment
Residential first mortgage loans	—	20,219	—	20,219
Transferors' interest	—	—	7,103	7,103
Mortgage servicing rights	—	—	710,791	710,791
Derivative assets
U.S. Treasury futures	2,203	—	—	2,203
Rate lock commitments	—	—	86,200	86,200
Agency forwards	3,618	—	—	3,618
Interest rate swaps	—	5,813	—	5,813
Total derivative assets	5,821	5,813	86,200	97,834
Total assets at fair value	$255,624	$2,905,339	$895,211	$4,056,174
Derivative liabilities
Forward agency and loan sales	$—	$(14,021)	$—	$(14,021)
Interest rate swaps	—	(5,813)	—	(5,813)
Total derivative liabilities	—	(19,834)	—	(19,834)
Warrant liabilities	—	(11,346)	—	(11,346)
DOJ litigation settlement	—	—	(19,100)	(19,100)
Total liabilities at fair value	$—	$(31,180)	$(19,100)	$(50,280)

A determination to classify a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Also, the Company manages the risk associated with the observable components of Level 3 financial instruments using securities and derivative positions that are classified within Level 1 or Level 2 of the valuation hierarchy; these Level 1 and Level 2 risk management instruments are not included below, and therefore the gains and losses in the tables do not reflect the effect of the Company's risk management activities related to such Level 3 instruments. If the market for an instrument becomes more liquid or active and pricing models become available which allow for readily observable inputs, the Company will transfer the instruments from Level 3 to Level 2 valuation hierarchy. Non-agency CMOs were transferred from Level 3 to Level 2 during the first quarter 2012 due to increased market liquidity and an increase in the number of available pricing models. The non-agency CMOs are valued based on pricing provided by external pricing services. The Company had no transfers of recurring assets or liabilities recorded at fair value for the three months ended March 31, 2013.

Fair value measurements using significant unobservable inputs

The tables below include a roll forward of the Consolidated Statement of Financial Condition amounts for the three months ended March 31, 2013 and 2012 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

		Recorded in Earnings		Recorded in OCI
For the Three Months Ended March 31, 2013	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases	Sales	Settlements	Transfers In (Out)	Balance at End of Period	Unrealized Gains / (Losses) Held at End of Period (4)
Assets	(Dollars in thousands)
Securities classified as available-for-sale (1)(2)
Mortgage securitization	$91,117	$—	$—	$1,227	$—	$—	$(4,988)	$—	$87,356	$—
Loans held-for-investment
Transferors' interest	7,103	(174)	—	—	—	—	(57)	—	6,872	(174)
Mortgage servicing rights	710,791	(15,641)	—	—	126,494	(94,437)	—	—	727,207	17,540
Derivative financial instruments
Rate lock commitments	86,200	(30,828)	—	—	139,514	(118,815)	(24,682)	—	51,389	3,230
Totals	$895,211	$(46,643)	$—	$1,227	$266,008	$(213,252)	$(29,727)	$—	$872,824	$20,596
Liabilities
DOJ litigation settlement	$(19,100)	$—	$—	$—	$—	$—	$—	$—	$(19,100)	$—

For the Three Months Ended March 31, 2012
Securities classified as available-for-sale (1)(2)(3)
Non-agency CMOs	$254,928	$(1,175)	$310	$16,504	$—	$(24,104)	$(11,327)	$—	$235,136	$—
Mortgage securitization	110,328	—	—	685	—	—	(5,979)	—	105,034	—
Loans held-for-investment
Transferors' interest	9,594	(409)	—	—	—	—	(200)	—	8,985	(409)
Mortgage servicing rights	510,475	(6,927)	—	—	111,484	(18,202)	—	—	596,830	17,493
Derivative financial instruments
Rate lock commitments	70,965	48,338	—	—	171,149	(159,168)	(63,036)	—	68,248	(1,364)
Totals	$956,290	$39,827	$310	$17,189	$282,633	$(201,474)	$(80,542)	$—	$1,014,233	$15,720
Liabilities
DOJ litigation settlement	$(18,300)	$—	$(800)	$—	$—	$—	$—	$—	$(19,100)	$—

(1)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in non-interest income.

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

(4)
This reflects the amount of total gains (losses) for the period which are included in earnings, which are attributable to the change in unrealized gains (losses) relating to assets still held at the end of the period.

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of March 31, 2013 and December 31, 2012.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2013	(Dollars in thousands)
Assets
Mortgage securitization	$87,356	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average Loss severity	7.2% - 10.8% (9.0%) 8.6% - 13.0% (10.8%) 4.1% - 6.1% (5.1%) 80.0% - 120.0% (100.0%)
Transferors' interest	$6,872	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	4.6% - 6.9% (5.7%) 8.8% - 13.2% (11.0%) 11.4% - 17.2% (14.3%) 80.0% - 120.0% (100.0%)
Mortgage servicing rights	$727,207	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	5.1% - 7.7% (6.4%) 11.8% - 17.5% (14.7%) 59.3% -89.0% (74.1%)
Rate lock commitments	$51,389	Mark-to-Market	Origination pull-through rate	63.0% - 94.5% (78.8%)
Liabilities
DOJ litigation settlement	$(19,100)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2012	(Dollars in thousands)
Assets
Mortgage securitization	$91,117	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average Loss severity	7.2% - 10.8% (9.0%) 7.6% - 11.3% (9.4%) 5.3% - 8.0% (6.7%) 80.0% - 120.0% (100.0%)
Transferors' interest	$7,103	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	4.6% - 6.9% (5.7%) 9.6% - 14.4% (12.0%) 11.4% - 17.2% (14.3%) 80.0% - 120.0% (100.0%)
Mortgage servicing rights	$710,791	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	4.9% - 7.4% (6.1%) 14.0% - 20.3% (17.3%) 58.6% - 87.9% (73.3%)
Rate lock commitments	$86,200	Mark-to-Market	Origination pull-through rate	62.8% - 94.2% (78.5%)
Liabilities
DOJ litigation settlement	$(19,100)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

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

The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all the assumptions in isolation would result in a significantly lower (higher) fair value measurement.

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

The significant unobservable inputs used in the fair value measurement of the DOJ litigation Settlement are future balance sheet and growth rate assumptions for overall asset growth, MSR growth, peer group return on assets, and return on assets improvement. The current assumptions are based on management's approved, strategic performance targets beyond the current strategic modeling horizon (2013). The Bank's target asset growth rate post 2013 is based off of growth in the balance sheet post TARP repayment. Significant increases (decreases) in the bank's growth rate in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the bank's MSR growth rate in isolation would result in a marginally lower (higher) fair value measurement. Significant increases (decreases) in the peer group's return on assets improvement in isolation would result in a marginally higher (lower) fair value measurement. Significant increases (decreases) in the bank's return on assets improvement in isolation would result in a marginally higher (lower) fair value measurement.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.
Assets Measured at Fair Value on a Non-recurring Basis

Level 3

March 31, 2013
Impaired loans held-for-investment (1)
Residential first mortgage loans	$149,181
Commercial real estate loans	51,881
Repossessed assets (2)	114,356
Totals	$315,418
December 31, 2012
Impaired loans held-for-investment (1)
Residential first mortgage loans	$147,036
Commercial real estate loans	73,810
Repossessed assets (2)	120,732
Totals	$341,578

(1)
The Company recorded $(37.5) million and $(47.8) million in fair value losses on impaired loans (included in provision for loan losses on the Consolidated Statements of Operations) during the three months ended March 31, 2013 and 2012, respectively.

(2)
The Company recorded a loss of $(0.8) million and a loss of $(5.9) million related to write-downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net gains of $4.4 million and a net loss of $(0.7) million on sales of repossessed assets (both write-downs and net gains/losses are included in asset resolution expense on the Consolidated Statements of Operations) during the three months ended March 31, 2013 and 2012, respectively.

The following tables present the quantitative information about non-recurring Level 3 fair value financial instruments and the fair value measurements as of March 31, 2013 and December 31, 2012.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
March 31, 2013	(Dollars in thousands)
Impaired loans held-for-investment
Residential mortgage loans	$149,181	Fair value of collateral	Loss severity discount	0% - 100% (45.7%)
Commercial real estate loans	$51,881	Fair value of collateral	Loss severity discount	0% - 100% (36.2%)
Repossessed assets	$114,356	Fair value of collateral	Loss severity discount	0% - 100% (43.2%)

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
December 31, 2012	(Dollars in thousands)
Impaired loans held-for-investment
Residential mortgage loans	$147,036	Fair value of collateral	Loss severity discount	0% - 100% (46.6%)
Commercial real estate loans	$73,810	Fair value of collateral	Loss severity discount	0% - 100% (41.6%)
Repossessed assets	$120,732	Fair value of collateral	Loss severity discount	0% - 100% (44.0%)

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

The following table presents the carrying amount and estimated fair value of certain financial instruments.

	March 31, 2013
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$2,230,686	$2,230,686	$2,230,686	$—	$—
Securities classified as trading	170,139	170,139	170,139	—	—
Securities classified as available-for-sale	169,827	169,827	71,489	10,982	87,356
Loans held-for-sale	2,677,239	2,677,259	—	2,677,259	—
Loans repurchased with government guarantees	1,604,906	1,507,767	—	1,507,767	—
Loans held-for-investment, net	4,453,266	4,364,213	—	18,393	4,345,820
Accrued interest receivable	81,056	81,056	—	81,056	—
Repossessed assets	114,356	114,356	—	—	114,356
FHLB stock	301,737	301,737	301,737	—	—
Mortgage servicing rights	727,207	727,207	—	—	727,207
Customer initiated derivative interest rate swaps	1,853	1,853	—	1,853	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(3,611,043)	(3,533,087)	—	(3,533,087)	—
Certificates of deposit	(2,613,046)	(2,631,999)	—	(2,631,999)	—
Government deposits	(774,891)	(772,539)	—	(772,539)	—
Wholesale deposits	(74,465)	(76,201)	—	(76,201)	—
Company controlled deposits	(773,846)	(829,938)	—	(829,938)	—
FHLB advances	(2,900,000)	(3,129,087)	(3,129,087)	—	—
Long-term debt	(247,435)	(81,046)	—	(81,046)	—
Accrued interest payable	(15,402)	(15,402)	—	(15,402)	—
Warrant liabilities	(7,847)	(7,847)	—	(7,847)	—
DOJ litigation settlement	(19,100)	(19,100)	—	—	(19,100)
Customer initiated derivative interest rate swaps	(1,853)	(1,853)	—	(1,853)	—
Derivative Financial Instruments
Forward delivery contracts	(18,876)	(18,876)	—	(18,876)	—
Commitments to extend credit	51,389	51,389	—	—	51,389
U.S. Treasury and agency futures/forwards	10,842	10,842	10,842	—	—

	December 31, 2012
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$952,793	$952,793	$952,793	$—	$—
Securities classified as trading	170,086	170,086	170,086	—	—
Securities classified as available-for-sale	184,445	184,445	79,717	13,611	91,117
Loans held-for-sale	3,939,720	3,945,133	—	3,945,133	—
Loans repurchased with government guarantees	1,841,342	1,704,317	—	1,704,317	—
Loans held-for-investment, net	5,133,101	5,119,704	—	20,219	5,099,485
Accrued interest receivable	91,992	91,992	—	91,992	—
Repossessed assets	120,732	120,732	—	—	120,732
FHLB stock	301,737	301,737	301,737	—	—
Mortgage servicing rights	710,791	710,791	—	—	710,791
Customer initiated derivative interest rate swaps	5,813	5,813	—	5,813	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(3,192,006)	(3,121,643)	—	(3,121,643)	—
Certificates of deposit	(3,175,481)	(3,199,242)	—	(3,199,242)	—
Government accounts	(819,078)	(816,258)	—	(816,258)	—
Wholesale deposits	(99,338)	(101,729)	—	(101,729)	—
Company controlled deposits	(1,008,392)	(1,005,780)	—	(1,005,780)	—
FHLB advances	(3,180,000)	(3,422,567)	(3,422,567)	—	—
Long-term debt	(247,435)	(78,220)	—	(78,220)	—
Accrued interest payable	(13,420)	(13,420)	—	(13,420)	—
Warrant liabilities	(11,346)	(11,346)	—	(11,346)	—
DOJ litigation settlement	(19,100)	(19,100)	—	—	(19,100)
Customer initiated derivative interest rate swaps	(5,813)	(5,813)	—	(5,813)	—
Derivative Financial Instruments
Forward delivery contracts	(14,021)	(14,021)	—	(14,021)	—
Commitments to extend credit	86,200	86,200	—	—	86,200
U.S. Treasury and agency futures/forwards	5,821	5,821	5,821	—	—

The methods and assumptions used by the Company in estimating fair value of financial instruments that were not previously disclosed, are as follows:

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

Fair Value Option

The Company has elected, under the fair value option in FASB ASC 825, "Financial Instruments," to record at fair value certain financial assets and financial liabilities. The fair value election is typically made on an instrument by instrument basis. The decision to measure a financial instrument at fair value cannot be revoked once the election is made. Upon adoption of Statement of Financial Accounting Standards 159, "The Fair Value Option for Financial Assets and Financial Liabilities," the Company elected the fair value option for loans held-for-sale originated post 2009.

The Company elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement. The signed settlement contract with the DOJ establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability. The Company made the fair value election as of December 31, 2011, the date the Company first recognized the financial instrument in its financial statements.

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

At March 31, 2013 and December 31, 2012, the loans held-for-sale that are carried at fair value were $2.5 billion and $2.9 billion, respectively. The change in fair value included in earnings was $87.6 million and $121.1 million for the three months ended March 31, 2013 and 2012, respectively. Changes in fair value of the loans held-for-sale are recorded in net gain on loan sales on the Company's Consolidated Statements of Operations.

At March 31, 2013 and December 31, 2012, the loans held-for-investment that are carried at fair value were $18.4 million and $20.2 million, respectively. The change in fair value included in earnings was $(0.8) million and $(1.1) million during the three months ended March 31, 2013 and 2012, respectively. Changes in fair value of the loans held-for-investment are reflected in interest income on loans on the Company's Consolidated Statements of Operations.

At both March 31, 2013 and December 31, 2012, the fair value of financial liabilities, which related to the DOJ Agreement was $19.1 million and was included in other liabilities in the Consolidated Statements of Financial Condition. The change in fair value of the DOJ Agreement liability for the three months ended March 31, 2013 and 2012 was zero and $0.8 million respectively, primarily due to the recognition of the periodic effect of discounting. The increase was recorded in legal and professional expense within non-interest expense on the Consolidated Statements of Operations.

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of March 31, 2013 and December 31, 2012 for assets and liabilities for which the fair value option has been elected.

	March 31, 2013			December 31, 2012
	(Dollars in thousands)
	Unpaid Principal Balance ("UPB")	Fair Value	Fair Value Over / (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) UPB
Assets
Nonaccrual loans
Loans held-for-sale	$—	$—	$—	$222	$240	$18
Loans held-for-investment	2,007	1,760	(247)	2,021	2,064	43
Total loans	$2,007	$1,760	(247)	$2,243	$2,304	$61
Other performing loans
Loans held-for-sale	$2,415,027	$2,510,669	$95,642	$2,734,756	$2,865,456	$130,700
Loans held-for-investment	16,671	16,633	(38)	17,589	18,155	566
Total loans	$2,431,698	$2,527,302	$95,604	$2,752,345	$2,883,611	$131,266
Total loans
Loans held-for-sale	$2,415,027	$2,510,669	$95,642	$2,734,978	$2,865,696	$130,718
Loans held-for-investment	18,678	18,393	(285)	19,610	20,219	609
Total loans	$2,433,705	$2,529,062	$95,357	$2,754,588	$2,885,915	$131,327

Note 4 – Investment Securities

As of March 31, 2013 and December 31, 2012, investment securities were comprised of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2013
Securities classified as trading
U.S. Treasury bonds	$169,993	$146	$—	$170,139
Securities classified as available-for-sale
Mortgage securitization	$96,284	$—	$(8,928)	$87,356
U.S. government sponsored agencies	69,325	2,164	—	71,489
Municipal obligations	10,982	—	—	10,982
Total securities classified as available-for-sale	$176,591	$2,164	$(8,928)	$169,827
December 31, 2012
Securities classified as trading
U.S. Treasury bonds	$169,991	$95	$—	$170,086
Securities classified as available-for-sale
Mortgage securitization	$101,272	$—	$(10,155)	$91,117
U.S. government sponsored agencies	77,328	2,389	—	79,717
Municipal obligations	13,611	—	—	13,611
Total securities classified as available-for-sale	$192,211	$2,389	$(10,155)	$184,445

Trading

Securities classified as trading are comprised of AAA-rated U.S. Treasury bonds. U.S. Treasury bonds held in trading are distinguished from available-for-sale based upon the intent of the Company to use them as an economic offset against changes in the valuation of the MSR portfolio; however, these securities do not qualify as an accounting hedge.

For U.S. Treasury bonds held, the Company recorded an unrealized gain of $0.1 million and an unrealized loss of $6.0 million during the three months ended March 31, 2013 and 2012, respectively. The Company had no sales of U.S. Treasury bonds for both the three months ended March 31, 2013 and 2012, respectively.

Available-for-Sale

At March 31, 2013 and December 31, 2012, the Company had $169.8 million and $184.4 million, respectively, in securities classified as available-for-sale which were comprised of U.S. government sponsored agencies, mortgage securitization and municipal obligations. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature or "other-than-temporary impairments" ("OTTI") as to non-credit related issues. If unrealized losses are, at any time, deemed to have arisen from OTTI, then the credit related portion is reported as an expense for that period.

The following table summarizes by duration the unrealized loss positions, at March 31, 2013 and December 31, 2012, on securities classified as available-for-sale.

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
Type of Security	(Dollars in thousands)
March 31, 2013
Mortgage securitization	$87,356	1	$(8,928)	$—	—	$—
December 31, 2012
Mortgage securitization	$91,117	1	$(10,155)	$—	—	$—

Generally, an impairment analysis is performed every three months. Before an analysis is performed, the Company reviews the general market conditions for the specific type of underlying collateral in the mortgage securitization. The housing market, in general, suffered from significant losses in value over the past five years; however, home prices appear to have bottomed in 2012 and have recently been trending upward. With the assistance of third party experts as deemed necessary, the Company models the expected cash flows of the underlying mortgage assets using historical factors such as default rates, current delinquency rates and estimated factors such as prepayment, default, and severity speeds. Next, the cash flows are modeled through the appropriate waterfall for each securitization tranche owned; the level of credit support provided by subordinated tranches is included in the waterfall analysis. The resulting cash flow of principal and interest is then utilized by management to determine the amount of credit losses by security.

The credit losses in the portfolio reflect the economic conditions present in the United States over the course of the last several years and the forecasted effect of changes in such conditions, including changes in the forecast level of home prices. The continued decline in the delinquency rates of the mortgages in the underlying securitization suggest a stabilization of expected future defaults and reflect the recent improvements in the housing market.

During the three months ended March 31, 2013, the Company recognized no additional OTTI on the one mortgage securitization. At March 31, 2013, the Company had total OTTI of $2.8 million previously recorded on one mortgage securitization. During the three months ended March 31, 2012, the Company recognized $1.2 million of OTTI on CMOs, representing seven securities that had losses prior to March 31, 2012. All OTTI due to credit losses has been recognized in current operations. At December 31, 2012, the cumulative amount of OTTI due to credit losses totaled $2.8 million on one mortgage securitization in the available-for-sale portfolio, of which a $5.0 million net loss was recognized in other comprehensive income. The following table shows the activity for OTTI credit loss.

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Beginning balance of amount related to credit losses on non-agency CMOs and mortgage securitization	$(2,793)	$(59,376)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the non-agency CMOs and mortgage securitization	—	(1,175)
Reductions for non-agency CMOs sold during the period (realized)	—	3,591
Additions for the amount related to the credit loss for which an OTTI impairment was not previously recognized	—	2,962
Ending balance of amount related to credit losses on non-agency CMOs and mortgage securitization	$(2,793)	$(53,998)

Gains (losses) on the sale of U.S. government sponsored agency securities available-for-sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During both the three months ended March 31, 2013 and 2012, there were no sales of U.S. government sponsored agencies with underlying mortgage products recently originated by the Bank.

Gain (losses) on sales for all other available-for-sale securities types are reported in "net gain on securities available-for-sale" in the Consolidated Statements of Operations. During the three months ended March 31, 2013, there were no sales of non-agency CMOs and U.S. government sponsored agencies, compared to $22.9 million of sales of non-agency CMOs and U.S. government sponsored agencies resulting in a gain of $0.3 million for the three months ended March 31, 2012.

Note 5 – Loans Held-for-Sale

Total loans held-for-sale were $2.7 billion and $3.9 billion at March 31, 2013 and December 31, 2012, respectively, and were comprised primarily of residential first mortgage and commercial loans. The decrease in the loans held-for-sale was primarily due to the agreements to sell the Northeast-based commercial loan portfolio, through which we sold $859.0 million of commercial loans.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,608,583	$3,012,039
Commercial loans
Commercial real estate	19,332	280,399
Commercial and industrial	38,549	488,361
Commercial lease financing	10,775	158,921
Total commercial loans	68,656	927,681
Total consumer and commercial loans held-for-sale	$2,677,239	$3,939,720

At March 31, 2013 and December 31, 2012, $2.5 billion and $2.9 billion of loans held-for-sale were recorded at fair value, respectively. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans for which quoted market prices were available. The fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral. The loans not carried at fair value are recorded at lower of cost or market ("LOCOM") based on a decision to sell the loans. The LOCOM loans were transferred into the held-for-sale portfolio from the held-for-investment portfolio. At the time of the transfer, any amount by which cost exceeds fair value was accounted for as a valuation allowance.

Note 6 – Loans Repurchased With Government Guarantees

Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral option to repurchase certain delinquent loans (loans past due 90 days or more) securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company must treat the loans as having been repurchased and recognize the loans as loans held-for-sale on the Consolidated Statement of Financial Condition and also recognize a corresponding liability for a similar amount. If the loans are actually repurchased, the Company transfers the loans to loans repurchased with government guarantees and eliminates the corresponding liability. At March 31, 2013, the amount of such loans actually repurchased totaled $1.6 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $58.4 million and were classified as loans held-for-sale. At December 31, 2012, the amount of such loans actually repurchased totaled $1.8 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $72.4 million and were classified as loans held-for-sale.

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

During the three months ended March 31, 2013, the Company participated in a HUD-coordinated market auction of loans repurchased with government guarantees, which resulted in the conveyance in an accelerated fashion of $131.9 million of loans at par value to HUD.

Note 7 – Loans Held-for-Investment

Loans held-for-investment are summarized as follows.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,991,394	$3,009,251
Second mortgage	112,385	114,885
Warehouse lending	750,765	1,347,727
HELOC	167,815	179,447
Other	44,488	49,611
Total consumer loans	4,066,847	4,700,921
Commercial loans
Commercial real estate	562,916	640,315
Commercial and industrial	107,688	90,565
Commercial lease financing	5,815	6,300
Total commercial loans	676,419	737,180
Total consumer and commercial loans held-for-investment	4,743,266	5,438,101
Less allowance for loan losses	(290,000)	(305,000)
Loans held-for-investment, net	$4,453,266	$5,133,101
During the three months ended March 31, 2013, the Company transferred $62.8 million in loans held-for-sale to loans held-for-investment. During the three months ended March 31, 2012, the Company transferred $13.1 million in loans held-for-sale to loans to held-for-investment. The loans transferred were carried at fair value, and will continue to be reported at fair value while classified as held-for-investment.

The Company’s commercial leasing activities consist primarily of equipment leases. Generally, lessees are responsible for all maintenance, taxes, and insurance on leased properties. The following table lists the components of the net investment in financing leases.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Total minimum lease payment to be received	$5,073	$5,634
Estimated residual values of lease properties	940	913
Unearned income	(282)	(346)
Net deferred fees and other	84	99
Net investment in commercial financing leases	$5,815	$6,300

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

Impaired residential loans include loan modifications considered to be troubled debt restructurings ("TDRs") and certain non-performing loans that have been charged down to collateral value. Fair value of non-performing residential mortgage loans, including redefaulted TDRs and certain other severely past due loans, is based on the underlying collateral's value obtained through appraisals or broker's price opinions, updated at least semi-annually, less management's estimates of cost to sell. The allowance allocated to TDRs performing under the terms of their modification is typically based on the present value of the expected future cash flows discounted at the loan's effective interest rate, on a pooled basis, as these loans are not considered to be collateral dependent.

For those loans not individually evaluated for impairment, management has sub-divided the commercial and consumer loans into homogeneous portfolios.

The allowance for loan losses by class of loan is summarized in the following tables.

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
For the Three Months Ended March 31, 2013
Beginning balance allowance for loan losses	$219,230	$20,201	$899	$18,348	$2,040	$41,310	$2,878	$94	$305,000
Charge-offs	(25,692)	(1,955)	—	(2,061)	(699)	(13,162)	—	—	(43,569)
Recoveries	5,353	390	—	105	454	1,843	9	—	8,154
Provision	15,185	2,047	(367)	1,726	420	2,729	(1,315)	(10)	20,415
Ending balance allowance for loan losses	$214,076	$20,683	$532	$18,118	$2,215	$32,720	$1,572	$84	$290,000
For the Three Months Ended March 31, 2012
Beginning balance allowance for loan losses	$179,218	$16,666	$1,250	$14,845	$2,434	$96,984	$5,425	$1,178	$318,000
Charge-offs	(95,432)	(5,283)	—	(6,419)	(1,190)	(45,033)	(1,581)	—	(154,938)
Recoveries	550	249	—	257	212	1,992	5	—	3,265
Provision	74,325	7,435	574	6,095	1,137	17,527	6,104	1,476	114,673
Ending balance allowance for loan losses	$158,661	$19,067	$1,824	$14,778	$2,593	$71,470	$9,953	$2,654	$281,000

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
March 31, 2013
Loans held-for-investment
Individually evaluated (1)	$805,692	$19,941	$—	$942	$—	$66,095	$40	$—	$892,710
Collectively evaluated (2)	2,185,702	92,444	750,765	166,873	44,488	496,821	107,648	5,815	3,850,556
Total loans	$2,991,394	$112,385	$750,765	$167,815	$44,488	$562,916	$107,688	$5,815	$4,743,266
Allowance for loan losses
Individually evaluated (1)	$150,932	$7,844	$—	$3,283	$—	$199	$10	$—	$162,268
Collectively evaluated (2)	63,144	12,839	532	14,835	2,215	32,521	1,562	84	127,732
Total allowance for loan losses	$214,076	$20,683	$532	$18,118	$2,215	$32,720	$1,572	$84	$290,000
December 31, 2012
Loans held-for-investment
Individually evaluated (1)	$805,787	$16,949	$—	$734	$—	$95,322	$41	$—	$918,833
Collectively evaluated (2)	2,203,464	97,936	1,347,727	178,713	49,611	544,993	90,524	6,300	4,519,268
Total loans	$3,009,251	$114,885	$1,347,727	$179,447	$49,611	$640,315	$90,565	$6,300	$5,438,101
Allowance for loan losses
Individually evaluated (1)	$150,545	$7,028	$—	$3,074	$—	$2,538	$10	$—	$163,195
Collectively evaluated (2)	68,685	13,173	899	15,274	2,040	38,772	2,868	94	141,805
Total allowance for loan losses	$219,230	$20,201	$899	$18,348	$2,040	$41,310	$2,878	$94	$305,000

(1)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

(2)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies and pursuant to amendments by ASU 2010-20 regarding allowance for loans not impaired.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Investment Loans	90 Days and Still Accruing
	(Dollars in thousands)
March 31, 2013
Consumer loans
Residential first mortgage	$56,341	$18,754	$296,395	$371,490	$2,619,904	$2,991,394	$—
Second mortgage	996	836	4,298	6,130	106,255	112,385	—
Warehouse lending	—	—	—	—	750,765	750,765	—
HELOC	684	876	2,343	3,903	163,912	167,815	—
Other	347	15	132	494	43,994	44,488	—
Total consumer loans	58,368	20,481	303,168	382,017	3,684,830	4,066,847	—
Commercial loans
Commercial real estate (1)	1,465	6,400	66,095	73,960	488,956	562,916	—
Commercial and industrial	—	—	40	40	107,648	107,688	—
Commercial lease financing	—	—	—	—	5,815	5,815	—
Total commercial loans	1,465	6,400	66,135	74,000	602,419	676,419	—
Total loans	$59,833	$26,881	$369,303	$456,017	$4,287,249	$4,743,266	$—
December 31, 2012
Consumer loans
Residential first mortgage	$62,445	$16,693	$306,486	$385,624	$2,623,627	$3,009,251	$—
Second mortgage	1,171	727	3,724	5,622	109,263	114,885	—
Warehouse lending	—	—	—	—	1,347,727	1,347,727	—
HELOC	2,484	910	3,025	6,419	173,028	179,447	—
Other	587	248	183	1,018	48,593	49,611	—
Total consumer loans	66,687	18,578	313,418	398,683	4,302,238	4,700,921	—
Commercial loans
Commercial real estate	6,979	6,990	86,367	100,336	539,979	640,315	—
Commercial and industrial	—	—	41	41	90,524	90,565	—
Commercial lease financing	—	—	—	—	6,300	6,300	—
Total commercial loans	6,979	6,990	86,408	100,377	636,803	737,180	—
Total loans	$73,666	$25,568	$399,826	$499,060	$4,939,041	$5,438,101	$—

(1)
The $74.0 million in past due commercial real estate loans are handled by the loan workout group and represent loans in a run-off portfolio, which are not part of the new business that began in early 2011.

Loans on which interest accruals have been discontinued totaled approximately $369.7 million and $401.7 million at March 31, 2013 and December 31, 2012, respectively, and $409.4 million at March 31, 2012. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $4.4 million and $6.6 million during the three months ended March 31, 2013 and 2012, respectively.

Troubled Debt Restructuring

The Company may modify certain loans in both consumer and commercial loan portfolios to retain customers or to maximize collection of the loan balance. The Company has maintained several programs designed to assist borrowers by extending payment dates or reducing the borrower's contractual payments. All loan modifications are made on a case-by-case basis. The Company's standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower's specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. Loan modification programs for borrowers have resulted in a significant increase in restructured loans. These loans are classified as TDRs and are included in non-accrual loans if the loan was non-performing prior to the restructuring.

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

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable period of time subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or non-performing) through the calendar year in which historical payment performance on the restructured note has been established. At March 31, 2013 and December 31, 2012, there was approximately $1.2 million and $5.7 million, respectively, in carrying amount representing one and four A/B structures, respectively.

The following table provides a summary of TDRs outstanding at the date indicated, by type and performing status.

	TDRs
	Performing	Non-performing	Total
March 31, 2013	(Dollars in thousands)
Consumer loans (1)
Residential first mortgage	$581,009	$141,558	$722,567
Second mortgage	17,032	2,909	19,941
HELOC	—	2	2
Total consumer loans	598,041	144,469	742,510
Commercial loans (2)
Commercial real estate	—	1,446	1,446
Total TDRs	$598,041	$145,915	$743,956

December 31, 2012
Consumer loans (1)
Residential first mortgage	$573,941	$140,773	$714,714
Second mortgage	14,534	2,415	16,949
Total consumer loans	588,475	143,188	731,663
Commercial loans (2)
Commercial real estate	1,287	2,056	3,343
Total TDRs	$589,762	$145,244	$735,006

(1)	The allowance for loan losses on consumer TDR loans totaled $159.9 million and $159.0 million at March 31, 2013 and December 31, 2012, respectively.

(2)	The allowance for loan losses on commercial TDR loans totaled zero and $0.3 million at March 31, 2013 and December 31, 2012, respectively.

TDRs returned to performing (accrual) status totaled $17.2 million and $11.2 million during the three months ended March 31, 2013 and 2012, respectively, and are excluded from non-performing loans. TDRs that have demonstrated a period of at least six months of consecutive performance under the modified terms, are returned to performing (i.e., accrual) status and are excluded from non-performing loans. Although these TDRs have been returned to performing status, they will still continue to be classified as impaired until they are repaid in full, or foreclosed and sold, and included as such in the tables within "repossessed assets." At March 31, 2013 and December 31, 2012, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.
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

The following table presents the three months ended March 31, 2013 and 2012 number of accounts, pre-modification unpaid principal balance, and post-modification unpaid principal balance that were new modified TDRs during the three months ended March 31, 2013 and 2012. In addition, the table presents the number of accounts and unpaid principal balance of loans that have subsequently defaulted during the three months ended March 31, 2013 and 2012 that had been modified in a TDR during the 12 months proceeding each quarterly period. TDRs are considered subsequently defaulted when greater than 90 days past due for both consumer and commercial loan portfolios.

	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
For the Three Months Ended March 31, 2013	(Dollars in thousands)
Residential first mortgages	156	$46,144	$39,677	$331
Second mortgages	120	3,928	3,752	176
HELOC (2)	3	45	—	(1)
Total TDR loans	279	$50,117	$43,429	$506

TDRs that subsequently defaulted in previous 12 months (2)	Number of Accounts	Unpaid Principal Balance		Increase in Allowance at Subsequent Default
Residential first mortgages	14		$3,681	$1,015
Second mortgages	3		169	193
Total TDR loans	17		$3,850	$1,208

	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
For the Three Months Ended March 31, 2012	(Dollars in thousands)
Residential first mortgages	281	$100,807	$100,655	$8,489
Second mortgages	75	5,520	3,211	(112)
Other consumer	6	255	234	2
Total TDR loans	362	$106,582	$104,100	$8,379

TDRs that subsequently defaulted in previous 12 months (3)	Number of Accounts	Unpaid Principal Balance		Increase in Allowance at Subsequent Default
Residential first mortgages	9		$1,789	$46

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	HELOC post-modification unpaid principal balance reflects write downs, which bring the balances to zero.

(3)	Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date.

The following table presents impaired loans with no related allowance and with an allowance recorded.

	March 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Consumer loans
Residential first mortgage loans	$234,816	$374,801	$—	$231,750	$360,575	$—
Second mortgage	1,000	4,342	—	1,170	4,545	—
HELOC	2	2,305	—	—	2,506	—
Commercial loans
Commercial real estate	62,216	83,139	—	79,782	109,483	—
	$298,034	$464,587	$—	$312,702	$477,109	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$570,876	$570,334	$150,932	$574,037	$573,610	$150,545
Second mortgage	18,941	18,941	7,844	15,779	15,779	7,028
HELOC	940	940	3,283	734	734	3,074
Commercial loans
Commercial real estate	3,879	7,012	199	15,540	22,917	2,538
Commercial and industrial (1)	40	96	10	41	97	10
	$594,676	$597,323	$162,268	$606,131	$613,137	$163,195
Total
Consumer loans
Residential first mortgage	$805,692	$945,135	$150,932	$805,787	$934,185	$150,545
Second mortgage	19,941	23,283	7,844	16,949	20,324	7,028
HELOC	942	3,245	3,283	734	3,240	3,074
Commercial loans
Commercial real estate (2)	66,095	90,151	199	95,322	132,400	2,538
Commercial and industrial (1)	40	96	10	41	97	10
Total impaired loans	$892,710	$1,061,910	$162,268	$918,833	$1,090,246	$163,195

(1)	These impaired loans are from originations prior to 2011.

(2)	The impaired commercial real estate loans are handled by the loan workout group and represent loans in a run-off portfolio, which are not part of the new business that began in early 2011.

	For the Three Months Ended March 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$804,357	$6,102	$728,242	$7,204
Second mortgage	18,920	281	14,573	182
Warehouse lending	—	—	307	—
HELOC	881	40	924	3
Other consumer	—	—	2	—
Commercial loans
Commercial real estate	80,709	280	190,694	1,315
Commercial and industrial	41	—	1,293	4
Total impaired loans	$904,908	$6,703	$936,035	$8,708

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

Commercial Credit Exposure	As of March 31, 2013
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade
Pass	$297,501	$104,582	$—	$402,083
Special mention/watch	125,810	2,365	—	128,175
Substandard	139,605	741	5,815	146,161
Total loans	$562,916	$107,688	$5,815	$676,419

Consumer Credit Exposure	As of March 31, 2013
	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total Consumer
	(Dollars in thousands)
Grade
Pass	$2,098,273	$90,395	$647,061	$164,596	$44,341	$3,044,666
Special mention/watch	596,726	17,692	95,650	876	15	710,959
Substandard	296,395	4,298	8,054	2,343	132	311,222
Total loans	$2,991,394	$112,385	$750,765	$167,815	$44,488	$4,066,847

Commercial Credit Exposure	As of December 31, 2012
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade
Pass	$277,037	$82,184	$6,300	$365,521
Special mention/watch	230,937	1,642	—	232,579
Substandard	132,341	6,739	—	139,080
Total loans	$640,315	$90,565	$6,300	$737,180

Consumer Credit Exposure	As of December 31, 2012
	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total Consumer
	(Dollars in thousands)
Grade
Pass	$2,118,961	$95,969	$1,081,579	$175,512	$49,180	$3,521,201
Special mention/watch	583,804	15,192	266,148	910	248	866,302
Substandard	306,486	3,724	—	3,025	183	313,418
Total loans	$3,009,251	$114,885	$1,347,727	$179,447	$49,611	$4,700,921

Note 8 – Pledged Assets

The Company has pledged certain securities and loans to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago, the FHLB of Indianapolis and others. The following table details pledged assets by asset class, and the carrying value of pledged investments and the investments' maturities. See Note 11 - Derivative Financial Instruments for cash and securities pledged for derivative activities.

	March 31, 2013		December 31, 2012
	Carrying Value	Investment Maturities	Carrying Value	Investment Maturities
	(Dollars in thousands)
Cash	$3,569	—	$9,812	—
Securities classified as trading
U.S. Treasury bonds	51,323	Various	62,382	Various
Loans
Residential first mortgage loans (1)	4,271,089	Various	4,517,632	Various
Second mortgage loans	92,360	Various	97,133	Various
Warehouse loans	237,215	Various	411,320	Various
HELOC loans	150,176	Various	161,016	Various
Commercial loans	332,143	Various	495,281	Various
Loans repurchased with government guarantees	976,529	Various	1,452,642	Various
Totals	$6,114,404		$7,207,218

(1)	Includes residential first mortgage loans held-for-investment and residential first mortgage loans held-for-sale.

Note 9 – Private-Label Securitization Activity

The Company previously participated in four private-label securitizations of financial assets involving two HELOC loan transactions and two second mortgage loan transactions.

In three securitizations, the financial assets were derecognized by the Company upon transfer to the securitization trusts, which then issued and sold mortgage-backed securities to third party investors. The Company relinquished control over the loans at the time the financial assets were transferred to the securitization trusts and the Company recognized a gain on the sale of the transferred assets. These three securitizations were as follows:

•
In December 2005, the Company completed a $600.0 million non-agency HELOC securitizations (the "FSTAR 2005-1 HELOC Securitization"). As a result of this securitization, the Company recorded assets of $26.1 million in residual interests. The offered securities in the FSTAR 2005-1 HELOC Securitization were guaranteed by Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. ("Assured").

•
In December 2006, the Company completed a $302.2 million non-agency HELOC securitizations (the "FSTAR 2006-2 HELOC Securitization"). As a result of this securitization, the Company recorded assets of $11.2 million in residual interests. The offered securities in the 2006-2 HELOC Securitization were guaranteed by Assured.

•
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

In the fourth securitization, the transaction was treated as a recharacterization of loans held-for-investment to securities held to maturity and, therefore, no gain on sale was recorded. In April 2006, the Company completed a $400.0 million non-agency securitization transaction involving fixed second mortgage loans that the Company held at the time in its investment portfolio. As of March 31, 2013, the Company still holds this mortgage securitization in available-for-sale investment securities. The offered securities in this second mortgage loan securitization were guaranteed by MBIA.

The Company has not engaged in any private-label securitization activity except for these four securitizations completed from 2005 to 2007.

In connection with the four private-label securitizations, the Company retained interests in the securitized mortgage loans and trusts, which generally consisted of residual interests, transferors' interests, and servicing assets. The residual interests represent the present value of future cash flows expected to be received by the Company. Residual interests are accounted for at fair value and are included as securities classified as trading in the Consolidated Statements of Financial Condition. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the Consolidated Statements of Operations. At March 31, 2013, the Company’s residual interests have been deemed to have no value and have been written off. The transferors' interests represent draws on the HELOCs subsequent to them being sold to the trusts that were funded by the Bank rather than being purchased by the securitization trusts. The transferors' interest relating to the FSTAR 2006-2 HELOC Securitization has been fully reserved for and the FSTAR 2005-1 HELOC Securitization has been partially reserved for. The transferors' interests are included in loans held-for-investment in the Consolidated Statements of Financial Condition. At March 31, 2013, the Company no longer serviced any of the loans that were sold to the private-label securitization trusts, and therefore had no servicing assets accounted for on an amortized cost method.

The following table sets forth certain characteristics of each of the HELOC securitizations at their inception and the current characteristics as of and for the three months ended March 31, 2013.

	2005-1 at Inception	2005-1 Current Levels	2006-2 at Inception	2006-2 Current Levels

HELOC Securitizations	(Dollars in thousands)
Number of loans	8,155	2,124	4,186	1,637
Aggregate principal balance	$600,000	$94,529	$302,182	$97,763
Average principal balance	$55	$44	$72	$60
Weighted average fully indexed interest rate	8.43%	5.72%	9.43%	6.37%
Weighted average original term	120 months	120 months	120 months	120 months
Weighted average remaining term	112 months	27 months	112 months	41 months
Weighted average original credit score	722	717	715	718

The following table sets forth certain characteristics of each of the fixed rate second mortgage securitizations at their inception and the current characteristics as of and for the three months ended March 31, 2013.

	2006-1 at Inception	2006-1 Current Levels	2007-1 at Inception	2007-1 Current Levels
	(Dollars in thousands)
Fixed Rate Second Mortgage Securitization
Number of loans	8,325	2,539	12,416	4,801
Aggregate principal balance	$398,706	$94,484	$622,100	$195,462
Average principal balance	$49	$37	$50	$41
Weighted average fully indexed interest rate	7.04%	6.78%	8.22%	7.20%
Weighted average original term	187 months	187 months	194 months	194 months
Weighted average remaining term	179 months	97 months	185 months	114 months
Weighted average original credit score	729	727	726	729

Transferors' Interests

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

	March 31, 2013		December 31, 2012
	FSTAR 2005-1	FSTAR 2006-2	FSTAR 2005-1	FSTAR 2006-2
Summary of Transferors' Interest by Securitization	(Dollars in thousands)
Total draw contribution	$35,809	$51,321	$35,782	$51,320
Additional balance increase amount (1)	$25,059	$27,635	$25,311	$28,134
Transferors' interest ownership percentage	25.87%	27.77%	24.99%	26.96%
Fair value of transferors' interests	$6,872	$—	$7,103	$—
Transferors' interest reserve	$414	$77	$479	$97

(1)	Additional draws on lines of credit for which the Company receives a beneficial interest in the Trust.

FSTAR 2005-1 HELOC Securitization. At March 31, 2013 and December 31, 2012, outstanding claims due to the note insurer were $16.9 million and $16.8 million, respectively, and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the fair value/carrying amount of the transferors' interest was $6.9 million and $7.1 million, respectively. The Company recorded a liability to reflect the expected liability arising from losses on future draws associated with this securitization, of which $0.4 million remained at March 31, 2013. In determining this liability, the Company assumed (i) no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferors' interests by the Company would have a loss rate of 72.6 percent.

FSTAR 2006-2 HELOC Securitization. At March 31, 2013 and December 31, 2012, outstanding claims due to the note insurer were $90.1 million and $88.7 million, respectively, and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, there was no carrying amount of the transferors' interest. The Company recorded a liability of $7.6 million to reflect the expected liability arising from losses on future draws associated with this securitization, of which $0.1 million remained at March 31, 2013. In determining this liability, the Company (i) assumed no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferors' interests by the Company would have a loss rate of 100 percent.

The following table outlines the Company's expected losses on future draws on loans in the FSTAR 2005-1 HELOC Securitization and the FSTAR 2006-2 HELOC Securitization at March 31, 2013.

	Unfunded Commitments (1)	Expected Future Draws as % of Unfunded Commitments (2)	Expected Future Draws (3)	Expected Loss (4)	Potential Future Liability (5)
	(Dollars in thousands)
FSTAR 2005-1 HELOC Securitization	$2,726	17.3%	$471	72.6%	$342
FSTAR 2006-2 HELOC Securitization	497	19.3%	96	100.0%	96
Total	$3,223		$567		$438

(1)	Unfunded commitments represent the amounts currently fundable at the dates indicated because the underlying borrowers’ lines of credit are still active.

(2)	Expected future draws on unfunded commitments represents the historical draw rate within the securitization.

(3)	Expected future draws reflects unfunded commitments multiplied by expected future draws percentage.

(4)	Expected losses represent an estimated reduction in carrying value of future draws.

(5)	Potential future liability reflects expected future draws multiplied by expected losses.

Securitization Litigations

The Company is in litigation with Assured and MBIA regarding the alleged breach of various loan level representations and warranties made by the Company in connection with the four private-label securitizations. See Note 20 - Legal Proceedings, Contingencies and Commitments, herein, for further information regarding the securitization litigations.

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

	FSTAR 2005-1	FSTAR 2006-2	Total
March 31, 2013	(Dollars in thousands)
Notional amount of unfunded commitments (1)	$30,410	$26,691	$57,101
Less: Frozen or suspended unfunded commitments	27,684	26,194	53,878
Unfunded commitments still active	2,726	497	3,223
December 31, 2012
Notional amount of unfunded commitments (1)	$30,767	$27,447	$58,214
Less: Frozen or suspended unfunded commitments	27,825	26,958	54,783
Unfunded commitments still active	2,942	489	3,431

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

Credit Risk on Securitization

With respect to the issuance of private-label securitizations, the Company retains certain limited credit exposure in that it retains non-investment grade residual securities in addition to customary representations and warranties. The Company does not have credit exposure associated with non-performing loans in securitizations beyond its investment in retained interests in non-investment grade residuals and draws (transferors' interests) on HELOCs that it funds and which are not reimbursed by the respective trust. The value of the Company’s transferors' interests reflects the Company’s credit loss assumptions as applied to the underlying collateral pool. To the extent that actual credit losses exceed the assumptions, the value of the Company’s non-investment grade residual securities and unreimbursed draws will be diminished.

All servicing related to loans underlying the private-label securitizations (i.e., HELOC and second mortgage loans) has been transferred to a third party servicer.

The following table summarizes the Company's consumer servicing portfolio and the balance of retained assets with credit exposure, which includes residential interests that are included as securities classified as trading and unreimbursed HELOC draws that are included in loans held-for-investment.

	March 31, 2013		December 31, 2012
	Amount of Loans Serviced	Balance of Retained Assets With Credit Exposure	Amount of Loans Serviced	Balance of Retained Assets With Credit Exposure
	(Dollars in thousands)
Private-label securitizations	$—	$6,872	$—	$7,103
Note 10 – Mortgage Servicing Rights
The Company has obligations to service residential first mortgage loans. Servicing of residential first mortgage loans is a significant business activity of the Company. The Company recognizes MSR assets on residential first mortgage loans when it retains the obligation to service these loans upon sale. MSRs are subject to changes in value from, among other things, changes in interest rates, prepayments of the underlying loans and changes in credit quality of the underlying portfolio. The Company utilizes the fair value method for residential first MSRs, as elected by under ASC Topic 820, "Fair Value Measurement." As such, the Company currently hedges certain risks of fair value changes of MSRs using derivative instruments that are intended to change in value inversely to part or all of the changes in the components underlying the fair value of MSRs.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows.

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$710,791	$510,475
Additions from loans sold with servicing retained	126,494	111,484
Reductions from bulk sales (1)	(94,437)	(18,202)
Changes in fair value due to (2)
Decrease in MSR value (3)	(37,481)	(26,832)
All other changes in valuation inputs or assumptions (4)	21,840	19,905
Fair value of MSRs at end of period	$727,207	$596,830
Unpaid principal balance of residential first mortgage loans serviced for others (period end)	$73,933,296	$68,207,554

(1)
Includes bulk sales related to underlying serviced loans totaling $10.7 billion for the three months ended March 31, 2013, respectively, compared to $2.4 billion for the three months ended March 31, 2012, respectively.

(2)	Changes in fair value are included within loan administration income on the Consolidated Statements of Operations.
(3)    Represents decrease in MSR value associated with loans that were paid-off during the period.

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
The key economic assumptions used in determining the fair value of those MSRs capitalized during the three months ended March 31, 2013 and 2012 periods were as follows.

	For the Three Months Ended March 31,
	2013	2012
Weighted-average life (in years)	5.4	6.1
Weighted-average constant prepayment rate	15.5%	15.2%
Weighted-average discount rate	7.9%	7.0%
The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows.

	March 31, 2013	December 31, 2012
Weighted-average life (in years)	5.7	5.3
Weighted-average constant prepayment rate	14.7%	17.3%
Weighted-average discount rate	7.6%	7.0%

Contractual servicing fees. Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income on the Consolidated Statements of Operations.

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Residential first mortgage	$54,078	$48,326
Other	198	173
Total	$54,276	$48,499

Note 11 – Derivative Financial Instruments

The Company follows the provisions of derivatives and hedging accounting guidance, which require it to recognize all derivative instruments on the Consolidated Statements of Financial Condition at fair value. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require a small or no net investment, and allow for the net settlement of positions. A derivative's notional amount serves as the basis for the payment provision of the contract, and takes the form of units, such as shares or dollars. A derivative's underlying variable is a specified interest rate, security price, commodity price, foreign exchange rate, index, or other variable. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the fair value of the derivative contract. Generally, these instruments help the Company manage exposure to interest rate risk, mitigate the credit risk inherent in the loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. The following derivative financial instruments were identified and recorded at fair value as of March 31, 2013 and December 31, 2012.

•	Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sale contracts;

•	Rate lock commitments;

•	Interest rate swap; and

•	U.S. Treasury and euro dollar futures and options.

Derivative assets and liabilities are recorded at fair value on the balance sheet, after taking into account the effects of bilateral collateral and master netting agreements. Gross positive fair values are netted with gross negative fair values by counterparty pursuant to a valid master netting agreement. In addition, payables and receivables in respect of collateral received from or paid to a given counterparty are included in this netting. These agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. As a result, the Company could have derivative contracts with negative fair values included in derivative assets on the balance sheet and contracts with positive fair values included in derivative liabilities.

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

The Company hedges the risk of overall changes in fair value of loans held-for-sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae (collectively, government sponsored entities or the "GSEs"). The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Company recognized a pre-tax loss of $39.7 million and gain of $41.1 million for the three months ended March 31, 2013 and 2012, respectively, on hedging activity relating to loan commitments and loans held-for-sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchases of forward contracts on securities of Fannie Mae and Freddie Mac, the purchase/sale of U.S. Treasury futures contracts and the purchase/sale of euro dollar future contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs. The Company recognized a loss of $18.3 million and a loss of $2.7 million for the three months ended March 31, 2013 and 2012, respectively, on MSR fair value hedging activities. The Company does not apply hedge accounting, as prescribed in ASC 815: Derivatives and Hedging to any derivatives.

The Company uses a combination of derivatives (U.S. Treasury futures, euro dollar futures, swap futures, and "to be announced" forwards) and certain trading securities to hedge the MSRs. For accounting purposes, these hedges represent economic hedges of the MSR asset with both the hedges and the MSR asset carried at fair value on the balance sheet. Certain hedging strategies that we use to manage our investment in MSRs may be ineffective to fully offset changes in the fair value of such asset due to changes in interest rates and market liquidity. As both the hedges and the MSR asset are carried at fair value on the balance sheet, any hedge ineffectiveness is recognized in current period earnings.

The Company writes and purchases interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated trading derivatives are used primarily to provide derivative products to customers enabling them to manage interest rate risk exposure. Customer-initiated trading derivatives are tailored to meet the needs of the counterparties involved and, therefore, contain a greater degree of credit risk and liquidity risk than exchange-traded contracts, which have standardized terms and readily available price information. The Company mitigates most of the inherent market risk of customer-initiated interest rate swap contracts by taking offsetting positions. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts have nearly identical notional values, terms and indices. These limits are established annually and reviewed quarterly. Interest rate swaps are agreements in which two parties periodically exchange fixed cash payments for variable payments based on a designated market rate or index, or variable payments based on two different rates or indices, applied to a specified notional amount until a stated maturity. The Company's swap agreements are structured such that variable payments are primarily based on LIBOR (one-month, three-month or six-month) or prime. These instruments are principally negotiated over-the-counter and are subject to credit risk, market risk and liquidity risk.

The Company had the following derivative financial instruments.

	Notional Amount	Fair Value	Expiration Dates
	(Dollars in thousands)
March 31, 2013
Assets (1)
U.S. Treasury and euro dollar futures	$11,252,600	$7,998	2014
Mortgage backed securities forwards	$655,000	$2,845	2014
Rate lock commitments	4,749,416	51,389	2014
Interest rate swaps	67,341	1,853	Various
Total derivative assets	$16,724,357	$64,085
Liabilities (2)
Forward agency and loan sales	$6,199,000	$18,876	2014
Interest rate swaps	67,341	1,853	Various
Total derivative liabilities	$6,266,341	$20,729
December 31, 2012
Assets (1)
U.S. Treasury and euro dollar futures	$11,778,600	$2,203	2013
Mortgage backed securities forwards	1,275,000	3,619	2013
Rate lock commitments	5,149,891	86,200	2013
Interest rate swaps	101,246	5,954	Various
Total derivative assets	$18,304,737	$97,976
Liabilities (2)
Forward agency and loan sales	$7,385,430	$14,021	2013
Interest rate swaps	101,246	5,954	Various
Total derivative liabilities	$7,486,676	$19,975

(1)	Asset derivatives are included in "other assets" on the Consolidated Statements of Financial Condition.

(2)	Liability derivatives are included in "other liabilities" on the Consolidated Statements of Financial Condition.

Customer initiated derivatives. Fee income on customer-initiated trading derivatives are earned from entering into various transactions at the request of the customer, primarily interest rate swap contracts. Fair values of customer-initiated derivative financial instruments represent the net unrealized gains or losses on such contracts and are recorded in the Consolidated Statement of Financial Condition in "other assets" and "other liabilities." Changes in fair value are recognized in "other non-interest income" on the Consolidated Statements of Income. There were no net gains (losses) recognized in income on customer-initiated derivative instruments for the three months ended March 31, 2013 and 2012, respectively.

The Company enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events. A master netting agreement allows two counterparties, who have multiple derivative contracts with each other, the ability to net settle amounts under all contracts, including any related collateral posted, through a single payment and in a single currency. The rights of offset associated with the derivative assets and liabilities are subject to the provisions of collateral agreements, certain of which as applicable to the Company are unilateral and/or contain restrictions on minimum collateral.

Collateral agreements require the counterparty to post, on a daily basis, collateral (typically cash or investment securities) equal to the Company’s net derivative receivable. For highly-rated counterparties, the agreements may include minimum dollar posting thresholds, but allow for the Company to call for immediate, full collateral coverage when credit-rating thresholds are triggered by counterparties. The Company’s collateral agreements contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds. Under circumstances which constitute default under the agreements, the counterparties to the derivatives could request immediate full collateral coverage for derivatives in net liability positions. The Company's collateral agreements in which the collateral is restricted include provisions requiring unilateral funding of coverage for derivatives in net liability positions, as well as minimum collateral positions.

The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral.

	March 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in thousands)
Assets
U.S. Treasury and euro dollar futures	$33,099	$2,171	$30,928	$15,010	$7,920	$7,998
Mortgage backed securities forwards	33,505	—	33,505	—	30,660	2,845
Forward agency and loan sales	1,935	1,935	—	—	—	—
Rate lock commitments	51,705	316	51,389	—	—	51,389
Interest rate swaps	9,383	—	9,383	—	7,530	1,853
Total derivative assets	$129,627	$4,422	$125,205	$15,010	$46,110	$64,085
Liabilities
U.S. Treasury and euro dollar futures	$2,171	$2,171	$—	$—	$—	$—
Forward agency and loan sales	20,811	1,935	18,876	—	—	18,876
Rate lock commitments	316	316	—	—	—	—
Interest rate swaps	1,853	—	1,853	—	—	1,853
Total derivative liabilities	$25,151	$4,422	$20,729	$—	$—	$20,729

	December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in thousands)
Assets
U.S. Treasury and euro dollar futures	$36,801	$5,076	$31,725	$15,006	$14,516	$2,203
Mortgage backed securities forwards	42,194	—	42,194	(4)	38,579	3,619
Forward agency and loan sales	3,401	3,401	—	—	—	—
Rate lock commitments	86,286	86	86,200	—	—	86,200
Interest rate swaps	14,164	—	14,164	—	8,210	5,954
Total derivative assets	$182,846	$8,563	$174,283	$15,002	$61,305	$97,976
Liabilities
U.S. Treasury and euro dollar futures	$5,076	$5,076	$—	$—	$—	$—
Forward agency and loan sales	17,422	3,401	14,021	—	—	14,021
Rate lock commitments	86	86	—	—	—	—
Interest rate swaps	5,954	—	5,954	—	—	5,954
Total derivative liabilities	$28,538	$8,563	$19,975	$—	$—	$19,975

The Company pledged a total of $61.1 million and $76.3 million of investment securities and cash collateral to counterparties at March 31, 2013 and December 31, 2012, respectively, for derivative activities. The Company pledged $46.1 million and $61.3 million in cash collateral to counterparties at March 31, 2013 and December 31, 2012, respectively, and $15.0 million in U.S. Treasury bonds at both March 31, 2013 and December 31, 2012. The total collateral pledged is included in "other assets" on the Consolidated Statements of Financial Condition.

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

	March 31, 2013		December 31, 2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Daily adjustable advances	$—	—%	$280,000	0.50%
Long-term fixed rate term advances	2,900,000	3.30%	2,900,000	3.30%
Total	$2,900,000	3.30%	$3,180,000	3.80%

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Maximum outstanding at any month end	$2,900,000	$3,770,000
Average balance	3,105,556	4,097,630
Average remaining borrowing capacity	4,259,155	4,777,313
Average interest rate	3.16%	2.69%

At March 31, 2013, the Company had the authority and approval from the FHLB to utilize a line of credit equal to $7.0 billion and the Company may access that line to the extent that collateral is provided. At March 31, 2013, the Company had available collateral sufficient to access $3.8 billion of the line and had $2.9 billion of advances outstanding. Pursuant to collateral agreements with the FHLB, advances can be collateralized by non-delinquent single-family residential first mortgage loans, loans repurchased with government guarantees, certain other loans and investment securities.

Note 13 – Long-Term Debt

The Company’s long-term debt is comprised principally of junior subordinated notes which were issued in connection with the issuance of trust preferred securities. The following table presents the outstanding balance and related interest rates of the long-term debt as of the dates indicated.

	March 31, 2013		December 31, 2012
	(Dollars in thousands)
Junior Subordinated Notes
Floating 3 Month LIBOR
Plus 3.25% (1), matures 2032	$25,774	3.53%	$25,774	3.56%
Plus 3.25% (1), matures 2033	25,774	3.55%	25,774	3.59%
Plus 3.25% (1), matures 2033	25,780	3.53%	25,780	3.56%
Plus 2.00% (1), matures 2035	25,774	2.30%	25,774	2.34%
Plus 2.00% (1), matures 2035	25,774	2.30%	25,774	2.34%
Plus 1.75% (1), matures 2035	51,547	2.03%	51,547	2.06%
Plus 1.50% (1), matures 2035	25,774	1.80%	25,774	1.84%
Plus 1.45% (1), matures 2037	25,774	1.73%	25,774	1.76%
Plus 2.50% (1), matures 2037	15,464	2.78%	15,464	2.81%
Total long-term debt	$247,435		$247,435

(1)	The securities are currently callable by the Company.

Deferral of Interest Payments

Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty. On January 27, 2012, the Company exercised its contractual rights to defer interest payments with respect to trust preferred securities. The payments are periodically evaluated and will be reinstated when appropriate, subject to the provisions of the Supervisory Agreement. Concurrently, the Company also exercised contractual rights to defer dividend payments with respect to preferred stock issued and outstanding in connection with participation in the TARP Capital Purchase Program. See Note 16 - Stockholders' Equity.

Note 14 - Representation and Warranty Reserve

The following table shows the activity in the representation and warranty reserve.

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Balance, beginning of period,	$193,000	$120,000
Provision
Charged to gain on sale for current loan sales	5,818	5,051
Charged to representation and warranty reserve - change in estimate	17,395	60,538
Total	23,213	65,589
Charge-offs, net	(31,213)	(43,589)
Balance, end of period	$185,000	$142,000

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

Note 15 – Warrant Liabilities

May Investors

In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the "May Investors") in the Company’s May 2008 private placement capital raise, the Company granted warrants (the "May Investor Warrants") to the May Investors on January 30, 2009 for the purchase of 142,598 shares of Common Stock at $62.00 per share. The holders of such warrants are entitled to acquire shares of Common Stock for a period of ten years. During 2009, May Investors exercised May Investor Warrants to purchase 31,484 shares of Common Stock. As a result of the Company’s registered offering on March 31, 2010, of 5.8 million shares of Common Stock at a price per share of $50.00 (as adjusted for the subsequent one-for-ten reverse stock split), the number of shares of the Company’s Common Stock issuable to the May Investors under the May Investor Warrants was increased by 26,667 and the exercise price was decreased to $50.00 pursuant to the antidilution provisions of the May Investors Warrants. As a result of the Company’s registered offering on November 2, 2010 of 11.6 million shares of Common Stock at a price per share of $10.00, the number of shares of Common Stock issuable to the May Investors under the May Investor Warrants was increased by 551,126 and the exercise price was decreased to $10.00 pursuant to the antidilution provisions of the May Investors Warrants. For the three months ended March 31, 2013, no shares of Common Stock were issued upon exercise of May Investor Warrants, and at March 31, 2013, the May Investors held warrants to purchase 688,907 shares at an exercise price of $10.00.

Management believes the May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as liabilities rather than as an equity instrument and are measured at fair value, with changes in fair value recognized through operations.

On January 30, 2009, in conjunction with the capital investments, the Company recorded the May Investor Warrants at their fair value of $6.1 million. From the issuance of the May Investor Warrants on January 30, 2009 through March 31, 2013, the

Company marked these warrants to market which resulted in an increase in the liability during this time of $1.7 million for the three months ended March 31, 2013. This increase was recorded as warrant expense included in non-interest expense.

At March 31, 2013, the Company's liabilities to the holders of May Investor Warrants amounted to $7.8 million. The warrant liabilities are included in "other liabilities" in the Consolidated Statements of Financial Condition.

Treasury Warrants

On January 30, 2009, the Company sold to the U.S. Treasury 266,657 shares of Series C fixed rate cumulative non-convertible perpetual preferred stock ("Series C Preferred Stock") and a warrant to purchase up to approximately 645,138 shares of Common Stock at an exercise price of $62.00 per share (the "Treasury Warrant") for $266.7 million. The issuance and the sale of the Series C Preferred Stock and Treasury Warrant were exempt from the registration requirements of the Securities Act of 1933, as amended. The Series C Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years, and 9 percent per annum thereafter. The Treasury Warrant became exercisable upon receipt of stockholder approval on May 26, 2009 and has a ten-year term.

Note 16 – Stockholders’ Equity

On September 24, 2012, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split of Common Stock with the exact exchange ratio and timing of the reverse stock split to be determined at the discretion of the Company’s board of directors. The Company's board of directors approved a one-for-ten reverse stock split which began trading on a post-split-basis October 11, 2012. In lieu of fractional shares, stockholders received cash payments based on the Common Stock’s closing price on October 9, 2012 of $11.70 per share, which reflects the reverse stock split. The par value per shares of Common Stock remained at $0.01 per share. All Common Stock and related per share amounts in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements are reflected on an after-reverse-split basis for all periods presented.

Preferred Stock

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred stock at March 31, 2013 is summarized as follows.

	Rate	Earliest Redemption Date	Shares Outstanding	Preferred Shares	Additional Paid in Capital
	(Dollars in thousands)
Series C Preferred Stock	5.0%	January 31, 2012	266,657	$3	$261,825

See Note 15 - Warrant Liabilities, for further information regarding the Series C Preferred Stock.

Deferral of Dividend Payments

On January 27, 2012, the Company exercised its contractual right to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with participation in the TARP Capital Purchase Program. These payments will be periodically evaluated and reinstated when appropriate, subject to the provisions of the Supervisory Agreement. Under the terms of the preferred stock, the Company may defer payments of dividends for up to six quarters in total without default or penalty.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss) for each type of available-for-sale security.

	Pre-tax Amount	Income Tax (Expense) Benefit (1)	After-Tax Amount
	(Dollars in thousands)
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available-for-sale,
March 31, 2013
U.S. government sponsored agencies	$2,164	$—	$2,164
FSTAR 2006-1 securitization trust	(8,928)	6,108	(2,820)
Total net unrealized gain (loss) on securities available-for-sale	$(6,764)	$6,108	$(656)
Net unrealized gain (loss) on securities available-for-sale,
December 31, 2012
U.S. government sponsored agencies	$2,389	$—	$2,389
FSTAR 2006-1 securitization trust	(10,155)	6,108	(4,047)
Total net unrealized gain (loss) on securities available-for-sale	$(7,766)	$6,108	$(1,658)

(1)	The income tax benefit reflects the amount which existed at the time the Company established the valuation allowance for deferred securities that were held at the date disposed or matured.

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

On September 24, 2012, the Company's stockholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to affect a reverse split of the Common Stock at any time prior to October 24, 2012, at an exchange rate of one-for-ten. The Company's board of directors on September 27, 2012 approved the one-for-ten reverse stock split, which began trading on a post-split basis on October 11, 2012. In lieu of fractional shares, stockholders received cash payments based on the Common Stock's closing price on October 9, 2012 of $11.70 per share, which reflected the reverse stock split. The par value of the Common Stock remained at $0.01 per share.

The following tables set forth the computation of basic and diluted earnings (loss) per share of Common Stock for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
	(Dollars in thousands, except per share data)
	Earnings	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount
Net income (loss)	$23,607		$—	$(7,309)		$—
Less: preferred stock dividend/accretion	(1,438)		—	(1,407)		—
Basic earnings (loss) per share	22,169			(8,716)
Deferred cumulative preferred stock dividends	(3,525)	—	—	(3,333)	—	—
Net income (loss) applicable to Common Stock	18,644	55,974	0.33	(12,049)	55,662	(0.22)
Effect of dilutive securities
Warrants	—	252	—	—	—	—
Stock-based awards	—	189	—	—	—	—
Diluted earnings (loss) per share
Net income (loss) applicable to Common Stock	$18,644	56,415	$0.33	$(12,049)	55,662	$(0.22)

Due to the loss attributable to common stockholders for the three months ended March 31, 2012, the diluted loss per share calculation excludes all Common Stock equivalents, including 1,334,045 shares pertaining to warrants 172,029 shares, pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.

Note 18 – Compensation Plans

Stock-Based Compensation

For the three months ended March 31, 2013, the Company recorded stock-based compensation expense of $1.5 million compared to $1.7 million for the three months ended March 31, 2012.

Incentive Compensation Plan

The Incentive Compensation Plans ("Incentive Plans") are administered by the compensation committee of the Company's board of directors. Each year, the compensation committee decides which employees of the Company will be eligible to participate in the plans and the size of the bonus pool. The Company incurred a $9.1 million expense for the three months ended March 31, 2013, compared to expenses of $7.1 million for the three months ended March 31, 2012.

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

The Company had cumulative pre-tax losses from the third quarter 2007 to the third quarter 2009 and continuing through first quarter 2012. This factor was considered in the analysis of deferred tax assets. Additionally, based on economic uncertainties that have persisted since that time it was more likely than not that the Company would not generate significant pre-tax income in the near term. As a result of these factors, the Company established a valuation allowance on its deferred tax asset during the third quarter 2009. Because management believes it is still more likely than not that it will not realize the benefits of existing net deferred tax assets, the Company's net deferred tax assets of $334.2 million and $341.9 million at March 31, 2013 and December 31, 2012, respectively, have been entirely offset by a valuation allowance.

For the three months ended March 31, 2013 and 2012, the net benefit for federal income taxes as a percentage of pre-tax income was zero percent. During the three months ended March 31, 2013, the variance to the statutory rate of 35 percent was attributable to a $(7.3) million change to the valuation allowance for net deferred tax assets, certain non-deductible corporate expenses of $0.3 million, and non-taxable warrant income of $(1.2) million. The variance to the statutory rate of 35 percent for the three months ended March 31, 2012 was attributable to a $0.4 million change to valuation allowance for net deferred tax assets, certain non-deductible corporate expenses of $0.7 million, non-taxable warrant income of $0.9 million and $0.6 million change to alternative minimum tax credit carryforwards.

The Company's income tax returns are subject to examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. As of March 31, 2013, the Internal Revenue Service had completed examination of the Company's income tax returns through the years ended December 31, 2008. The years open to examination by state and local government authorities vary by jurisdiction.

Note 20 – Legal Proceedings, Contingencies and Commitments

Legal Proceedings

The Company and certain subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. Although there can be no assurance as to the ultimate outcome of these proceedings, the Company, together with its subsidiaries, believes it has meritorious defenses to the claims presently asserted against the Company, including the matters described below. With respect to such legal proceedings, the Company intends to continue to defend itself vigorously, litigating or settling cases according to management's judgment as to the best interests of the Company and its stockholders.

On at least a quarterly basis, the Company assesses the liabilities and loss contingencies in connection with pending or threatened legal proceedings utilizing the latest information available. In accordance with ASC 450, the Company establishes reserves for legal claims and regulatory matters when the Company believes it is probable that a loss may be incurred and that the amount of such loss can be reasonably estimated. Once established, accrued reserves are adjusted from time to time, as appropriate, in light of additional information.

Resolutions of legal claims are inherently dependent on the specific facts and circumstances of each specific case, and therefore the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate and the amount of any incremental liability that may otherwise arise is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations. Certain legal claims considered by the Company in its analysis of the sufficiency of its related reserves include the following.

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

Subject to the Bank's full compliance with the terms of the DOJ Agreement, the government agreed:

•
Immediately release the Bank and all of the current and former officers, directors, employees, affiliates and assigns from any civil or administrative claim it has or may have under various federal laws, the common law or equitable theories of fraud or mistake of fact in connection with the mortgage loans the Bank endorsed for FHA insurance during the period January 1, 2002 to the date of the DOJ Agreement (the "Covered Period");

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

As of March 31, 2013, the Bank has accrued $19.1 million, which represents the fair value of the Additional Payments. See Note 3 - Fair Value Accounting, for further information on the fair value of the DOJ litigation settlement. Other than as set forth above, the DOJ Agreement does not have any effect on FHA insured loans in our portfolio, including loans classified as loans repurchased with government guarantees as discussed in Note 6 - Loans Repurchased With Government Guarantees. The Company believes that such loans retain FHA insurance, and the Company continues to process such loans for insurance claims in the normal course and receive payments thereon from the FHA. Based on the experience subsequent to the Bank's agreement with the DOJ, the Company believes such claims are not subject to denial or dispute other than in the normal course of insurance claim processing.

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

In 2009 and 2010, the Bank received repurchase demands from Assured with respect to HELOCs that were sold by the Bank in connection with the HELOC securitizations. Assured is the note insurer of each of the two HELOC securitizations completed by the Bank. In April 2011, Assured filed a lawsuit against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it had paid under the insurance policies, plus interest and costs. Assured sought $111.0 million in damages (the "Assured Litigation"). In March 2012, the Court dismissed Assured's claims for indemnification and reimbursement, but allowed the case to proceed on the breach of contract claims related to the Bank's repurchase obligations. The Court issued a memorandum opinion in September 2012, supporting and explaining the Court's March decision. In the memorandum, the Court stated that the principal issue in the case was whether the Bank's breach of representations and warranties materially increased the risk of loss to Assured at the time of the securitization, as compared to the risk of loss that Assured reasonably should have expected. The bench trial began in October 2012 and concluded with closing arguments in November 2012. In February 2013, the Court issued a decision in favor of Assured on its claims for breach of contract against the Bank in the amount of $89.2 million, plus contractual interest and attorneys' fees and costs. On April 1, 2013, the Court issued a final judgment against the Company for a total of $106.5 million, consisting of $90.7 million in damages plus $15.9 million in pre-judgment interest. The Bank filed a notice of appeal later that month. The Court subsequently issued a memorandum order, in which the Court reserved the decision regarding the amount of attorneys' fees to which Assured is entitled until after the appeal.

In May 2010, the Bank received repurchase demands from MBIA with respect to closed-end, fixed and adjustable second mortgage loans that were sold by the Bank in connection with its two non-agency second mortgage loan securitizations. MBIA is the note insurer of each of the two second mortgage loan securitizations completed by the Bank. On January 11, 2013, MBIA filed a complaint against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it has paid and will pay under the respective insurance policies, plus interest and costs (the "MBIA Litigation"). In the MBIA Litigation, MBIA alleges damages to date of $165.0 million and unspecified future damages. In March 2013, the Bank filed a motion to dismiss, and MBIA filed a motion for partial summary judgment on the basis of collateral estoppel. The parties are scheduled to complete a briefing and make oral arguments on these motions in May 2013.

In May 2012, the Bank and Flagstar Reinsurance Company were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Pennsylvania, alleging a violation of Section 2607 of the Real Estate Settlement Procedures Act ("RESPA"). Section 2607(a) of RESPA generally prohibits anyone from "accept[ing] any fee, kickback or thing of value pursuant to any agreement or understanding, oral or otherwise, that business related incident to or part of a real estate settlement service involving a federally related mortgage loan shall be referred to any person." Section 2607(b) of RESPA also prohibits anyone from "accept[ing] any portion, split, or percentage of any charge made or received for the rendering of a real estate settlement service in connection with a federally related mortgage loan other than for services actually performed." The lawsuit specifically alleges that the Bank and Flagstar Reinsurance Company violated Section 2607 of RESPA through a captive reinsurance arrangement involving (i) allegedly illegal payments to Flagstar Reinsurance Company for the referral of private mortgage insurance business from Bank to private mortgage insurers to Flagstar Reinsurance Company and (ii) Flagstar Reinsurance Company's purported receipt of an unlawful split of private mortgage insurance premiums. In January 2013, the plaintiffs filed a First Amended Complaint identifying new plaintiffs. The Company has filed a motion to dismiss the First Amended Complaint based upon the statute of limitations and equitable tolling and awaits the court's ruling on that motion.

Litigation Accruals and Other Possible Contingent Liabilities

When establishing an accrual for contingent liabilities, the Company determines a range of potential losses for each matter that is probable to result in a loss and where the amount of the loss can be reasonably estimated. The Company then records the amount it considers to be the best estimate within the range. As of March 31, 2013, the Company's total accrual for contingent liabilities was $247.9 million, which includes the accruals for the Assured Litigation, the MBIA Litigation, the DOJ Agreement and other pending cases. There may be further losses that could arise, the occurrence of which is not probable (but is reasonably possible), or the amount of which is not reasonably estimable; in either case, accruals for such losses are not required. The Company has determined based upon available information that there is no loss contingency that is reasonably possible (but not probable) to result in further losses and where the Company can reasonably estimate the amount of the possible loss or the range of possible loss. In the event of one or more unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, could result in a higher loss that, individually or in the aggregate, may be material to the Company's results of operations, or cash flows, for any particular period.

Contingencies and Commitments

A summary of the contractual amount of significant commitments is as follows.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Commitments to extend credit
Mortgage loans (interest-rate lock commitments)	$3,740,000	$5,150,000
HELOC trust commitments	57,000	58,000
Standby and commercial letters of credit (1)	2,500	66,000

(1)	The decrease is primarily related to the sale of commercial loans associated with the CIT Agreement

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The commitments related to mortgage loans are disclosed in the above table. The Company sold $63.0 million of Northeast-based commercial letters of credit during the first quarter 2013.

The Company enters into forward contracts for the future delivery or purchase of agency and loan sale contracts. These contracts are considered to be derivative instruments under U.S. GAAP. Changes to the fair value of these forward loan sales as a result of changes in interest rates are recorded on the Consolidated Statements of Financial Condition as an other asset. Further discussion on derivative instruments is included in Note 11- Derivative Financial Instruments.

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

The credit risk associated with loan commitments, standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The guarantee liability for standby and commercial letters of credit was less than $0.1 million at March 31, 2013 and $0.1 million at December 31, 2012, respectively.

Note 21 – Segment Information

The Company's operations are conducted through three operating segments: Community Banking, Mortgage Banking and Other. The operating segments have been identified based on the Company's organizational and management structure. Each business operates under the same banking charter, but is reported on a segmented basis for this report. Each of the operating segments is complementary to each other and because of the interrelationships of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Certain prior period amounts have been reclassified to conform to current year presentation.

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

The Mortgage Banking segment originates, acquires, sells and services mortgage loans. The origination and acquisition of mortgage loans is the majority of the lending activity. Mortgage loans are originated through home lending centers, national call centers, the Internet, unaffiliated banks and mortgage brokerage companies, where the net interest income and the gains from sales associated with these loans are recognized in the Mortgage Banking segment. Also, the Mortgage Banking segment services mortgage loans for others and sells mortgage servicing rights ("MSRs") into the secondary market.

The Other segment includes the funding revenue associated with stockholders' equity, the impact of interest rate risk management, the impact of balance sheet funding activities, changes or credits of an unusual or infrequent nature that are not reflective of the normal operations of the operating segments and miscellaneous other expenses of a corporate nature. In addition, the Other segment includes revenue and expenses related to treasury and corporate assets, liabilities and equity not directly assigned or allocated to the Community Banking or Mortgage Banking operating segments.

The following table presents financial information by business segment for the periods indicated.

	For the Three Months Ended March 31, 2013
	Community Banking	Mortgage Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$30,122	$45,013	$(19,466)	$55,669
Net gain on sale revenue	150	137,390	—	137,540
Representation and warranty reserve - change in estimate	—	(17,395)	—	(17,395)
Other non-interest income	10,881	50,345	3,572	64,798
Total net interest income and non-interest income	41,153	215,353	(15,894)	240,612
Provision for loan losses	(1,535)	(18,880)	—	(20,415)
Asset resolution	443	(16,888)	—	(16,445)
Other non-interest expense	(54,591)	(118,060)	(7,494)	(180,145)
Total non-interest expense	(54,148)	(134,948)	(7,494)	(196,590)
Net income (loss)	$(14,530)	$61,525	$(23,388)	$23,607

Average balances
Loans held-for-sale	$622,196	$2,993,999	$—	$3,616,195
Loans held-for-investment	1,556,031	3,271,593	7,065	4,834,689
Total assets	2,352,113	9,045,217	2,295,241	13,692,571
Interest-bearing deposits	6,961,067	—	24,586	6,985,653

	For the Three Months Ended March 31, 2012
	Community Banking	Mortgage Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$35,301	$45,819	$(6,387)	$74,733
Net gain on sale revenue	171	204,682	—	204,853
Representation and warranty reserve - change in estimate	—	(60,538)	—	(60,538)
Other non-interest income	9,358	59,605	8,099	77,062
Total net interest income and non-interest income	44,830	249,568	1,712	296,110
Provision for loan losses	(28,870)	(85,803)	—	(114,673)
Asset resolution	(5,132)	(31,638)	—	(36,770)
Other non-interest expense	(44,488)	(91,228)	(16,260)	(151,976)
Total non-interest expense	(49,620)	(122,866)	(16,260)	(188,746)
Net income (loss)	$(33,660)	$40,899	$(14,548)	$(7,309)

Average balances
Loans held-for-sale	$—	$2,393,725	$—	$2,393,725
Loans held-for-investment	2,779,852	3,957,412	9,481	6,746,745
Total assets	2,886,737	9,450,749	1,869,690	14,207,176
Interest-bearing deposits	6,357,363	—	290,680	6,648,043

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say "we," "us," or "our," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference to "we," "us," or "our" will include our wholly-owned subsidiary Flagstar Bank, FSB, and Flagstar Capital Markets Corporation ("FCMC"), its wholly-owned subsidiary, which we collectively refer to as the "Bank."

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At March 31, 2013, our total assets were $13.1 billion, making us the largest bank headquartered in Michigan and one of the top 10 largest savings banks in the United States. Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBC." We are considered a controlled company for NYSE purposes, because MP Thrift Investments, L.P. ("MP Thrift") held approximately 63.5 percent of our common stock as of March 31, 2013.

As a savings and loan holding company, we are subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve (the "Federal Reserve"). The Bank is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency ("OCC") of the U.S. Department of the Treasury ("U.S. Treasury"). The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation ("FDIC") and the Bank's deposits are insured by the FDIC through the Deposit Insurance Fund ("DIF"). The Bank is also subject to the rule-making, supervision and examination authority of the Consumer Financial Protection Bureau (the "CFPB"), which is responsible for enforcing the principal federal consumer protection laws. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis.

Our primary business is conducted through our Mortgage Banking segment, in which we originate or purchase residential first mortgage loans throughout the country and sell them into securitization pools, primarily to Fannie Mae, Freddie Mac and Ginnie Mae (collectively, government sponsored entities or the "GSEs") or as whole loans. Approximately 99.4 percent of our total loan originations during the three months ended March 31, 2013 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale. Our revenue primarily consists of net gain on loan sales, loan fees and charges, net loan administration income, and interest income from residential first mortgage loans held-for-investment and held-for-sale, and second mortgage loans held-for-investment. We originate residential first mortgage loans through our wholesale relationships with over 1,600 mortgage brokers and over 1,100 correspondents, which are located in all 50 states and serviced by 135 account executives. We also operate 41 home lending centers located in 19 states, which primarily originate one-to-four family residential first mortgage loans as part of our Mortgage Banking segment. These loan origination centers employ approximately 187 loan officers. We also originate mortgage loans through referrals from our banking centers, consumer direct call center and our website, www.flagstar.com. The combination of our home lending, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential first mortgage loan products. Our servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, assisting homeowners through loss mitigation activities, and accounting for and remitting principal and interest payments to investors and escrow payments to third parties.

Our business also includes the activities conducted through our Community Banking segment, in which our revenue includes net interest income and fee-based income from community banking services. At March 31, 2013, we operated 111 banking centers (of which 11 are located in retail stores), all of which are located in Michigan. Of the 111 banking centers, 67 facilities are owned and 44 facilities are leased. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and businesses. We provide deposit and cash management services to governmental units on a relationship basis. We leverage our banking centers to cross-sell loan and deposit products to existing customers and to increase our customer base by attracting new customers. At March 31, 2013, we had a total of $7.8 billion in deposits, including $6.2 billion in retail deposits, $0.8 billion in company controlled deposits, $0.8 billion in government deposits, and $0.1 billion in wholesale deposits.

At March 31, 2013, we had 3,778 full-time equivalent salaried employees of which 322 were account executives and loan officers.

Operating Segments

Our business is comprised of two primary operating segments - Community Banking and Mortgage Banking. Our Community Banking segment currently offers a line of financial products and services to individuals, small and middle market businesses, and mortgage lenders. Our Mortgage Banking segment originates, acquires, sells and services residential first mortgage loans on one-to-four family residences. In addition to the two primary segments, we also have an Other segment which includes corporate treasury, tax benefits not assigned to specific operating segments, and miscellaneous other expenses of a corporate nature. Each operating segment supports and complements the operations of the other. For example, funding for the Mortgage Banking segment is primarily provided by deposits obtained through the Community Banking segment. Financial information regarding the three operating segments is set forth in Note 21 of the Notes to Consolidated Financial Statements in Item 1. Financial Statements, herein. A more detailed discussion of the three operating segments is set forth below.

Community Banking

Our Community Banking segment consists primarily of four groups: Branch Banking, Commercial and Business Banking, Government Banking, and Warehouse Lending. Our Community Banking segment's two strategic responsibilities are providing a stable funding source for the Mortgage Banking segment and operating as a standalone, profitable line of business. The groups within the Community Banking segment originate consumer loans, commercial loans and warehouse loans, gather consumer, business and governmental deposits, and offer liquidity management products. The liquidity management products include customized treasury management solutions, equipment and technology leasing, international services, capital markets services such as interest rate risk protection products, foreign exchange hedging, and trading of securities. At March 31, 2013, Branch Banking included 111 banking centers located throughout Michigan. Commercial and Business Banking includes relationship and portfolio managers throughout Michigan's major markets. Government Banking provides deposit and cash management services to all sizes of government units and school districts on a relationship basis throughout Michigan and, to a much lesser degree, Georgia. We intend to exit our Government Banking operations in Georgia during 2013. Warehouse Lending offers lines of credit to other mortgage lenders, allowing those lenders to fund the closing of residential first mortgage loans.

Our Community Banking segment intends to achieve its strategic objective of becoming a standalone, profitable line of business through implementation of a number of important initiatives, including strengthening the leadership team, enhancing the sales process, improving operating efficiencies, and developing a streamlined account opening strategy. Branch Banking intends to continue optimizing its network of offices through strategic growth and relocations. Commercial and Business Banking intends to continue its focus on acquiring new customer relationships throughout Michigan, and Government Banking anticipates acquiring new and expanding existing relationships through a focus on checking accounts and treasury services.

Our Community Banking segment's mission is to build strong and lasting relationships with customers, and such relationships are intended to include the delivery of multiple financial products and services. Regardless of whether customers are first introduced to us through a deposit account, mortgage loan, or other product, the Community Banking segment's focus is to strengthen those relationships by meeting multiple additional financial needs. Our Community Banking segment also cross-sells primary products, such as checking accounts, savings accounts, investment products, and consumer loans, to new and existing customers. Historically, these efforts contributed to incrementally higher relationship profitability and improved customer retention.

Commercial loans held-for-investment. Our Commercial and Business Banking group includes relationship and portfolio managers throughout Michigan's major markets. Our commercial loans held-for-investment totaled $676.4 million at March 31, 2013 and $737.2 million at December 31, 2012, and consists of three loan types: commercial real estate, commercial and industrial and commercial lease financing, each of which is discussed in more detail below. During the three months ended March 31, 2013, we originated $66.2 million in commercial loans. The following table identifies the commercial loan held-for-investment portfolio by loan type and selected criteria at March 31, 2013.

Commercial Loans Held-for-Investment
March 31, 2013	Unpaid Principal Balance (1)	Average Note Rate	Loan on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$284,511	5.55%	$27,357
Adjustable rate	278,968	3.72%	38,738
Total commercial real estate loans	563,479		$66,095
Net deferred fees and other	(563)
Total commercial real estate loans	$562,916
Commercial and industrial loans:
Fixed rate	$47,904	3.09%	$—
Adjustable rate	60,131	3.02%	40
Total commercial and industrial loans	108,035		$40
Net deferred fees and other	(347)
Total commercial and industrial loans	$107,688
Commercial lease financing loans:
Fixed rate	$5,073	6.20%	$—
Net deferred fees and other	742
Total commercial lease financing loans	$5,815
Total commercial loans:
Fixed rate	$337,488	5.21%	$27,357
Adjustable rate	339,099	3.60%	38,778
Total commercial and industrial loans	676,587		$66,135
Net deferred fees and other	(168)
Total commercial and industrial loans	$676,419
(1)     Unpaid principal balance does not include premiums or discounts.

At March 31, 2013, our commercial real estate loans held-for-investment totaled $562.9 million, or 11.9 percent of our held-for-investment loan portfolio, our commercial and industrial held-for-investment loan portfolio was $107.7 million, or 2.3 percent of our held-for-investment loan portfolio, and our commercial lease financing loans held-for-investment totaled $5.8 million, or 0.1 percent of our held-for-investment loan portfolio. At December 31, 2012, our commercial real estate held-for-investment loan portfolio totaled $640.3 million, or 11.8 percent of our held-for-investment loan portfolio, our commercial and industrial held-for-investment loan portfolio was $90.6 million, or 1.7 percent of our held-for-investment loan portfolio, and our commercial lease financing held-for-investment loans totaled $6.3 million, or 0.1 percent of our held-for-investment loan portfolio.

The following table sets forth the unpaid principal balance of our commercial loan held-for-investment portfolio at March 31, 2013 by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total
	(Dollars in thousands)
Commercial real estate	$412,560	$12,401	$29,907	$76,434	$32,177	$563,479
Commercial and industrial	1,392	675	37,161	43,194	25,613	108,035
Commercial lease financing	—	—	5,073	—	—	5,073
Total	$413,952	$13,076	$72,141	$119,628	$57,790	$676,587

The average loan balance in our total commercial held-for-investment loan portfolio was approximately $0.9 million for the three months ended March 31, 2013, with the largest loan being $39.7 million. There are approximately 25 loans with more than $5.3 million of exposure and those loans comprised approximately $243.4 million, or 36.0 percent, of the total commercial held-for-investment loan portfolio.

Commercial real estate loans. Our commercial real estate held-for-investment loan portfolio is comprised of loans that are collateralized by real estate properties intended to be income-producing in the normal course of business and consists of commercial real estate loans originated prior to 2011, including commercial real estate loans refinanced during 2009 and 2010 and commercial real estate loans originated during 2011 and after.

The following table discloses our total unpaid principal balance of commercial real estate held-for-investment loans by geographic concentration at March 31, 2013.

	March 31, 2013
State	Percent	Amount (1)
	(Dollars in thousands)
Michigan	65.1%	$366,490
Indiana	7.7%	43,547
Virginia	5.4%	30,524
Georgia	5.2%	29,372
Florida	2.5%	14,272
California	2.5%	13,853
Other	11.6%	65,421
Total	100.0%	$563,479

(1)	Unpaid principal balance does not include premiums or discounts.

In early 2008, we ceased the origination of commercial real estate loans and allowed the amortization of our remaining commercial real estate portfolio. For the management of such loans, we replaced the previous commercial real estate management and loan officers with experienced workout officers and relationship managers. In addition, we prepared a comprehensive review, including customized workout plans for all classified loans, and risk assessments were prepared on a loan level basis for the entire commercial real estate portfolio. Such loans are managed by our special assets group, whose primary objectives are working out troubled loans, reducing classified assets and taking pro-active steps to prevent deterioration in performance. We expect to retain a portion of these loans in our loans held-for-investment portfolio while continuing to dispose of the remainder through workouts, charge offs and payoffs.

In February 2011, we began originating commercial real estate loans under enhanced underwriting guidelines to establish commercial banking relationships and provide cross-sell opportunities. Management expects to continue to originate such loans with a focused concentration on the Michigan market.

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

Warehouse lending. We also continue to offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or drawdown on the line is collateralized by the residential first mortgage loan being funded. During the three months ended March 31, 2013, we subsequently acquired approximately 81.9 percent of residential first mortgage loans funded through the warehouse lines. Underlying mortgage loans are predominately originated using GSE underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more principal officers of the borrower. The aggregate committed amount of adjustable rate warehouse lines of credit granted to other mortgage lenders at March 31, 2013 was $2.3 billion, of which $0.8 billion was outstanding and bearing an average interest rate of 5.3 percent, compared to $2.3 billion committed at December 31, 2012, of which $1.3 billion was outstanding with an average interest rate of 5.4 percent. The levels of outstanding balances of such warehouse lines are generally correlated to the level of our overall production levels because many of our correspondents (from whom we purchase mortgage loans) are also warehouse lending customers. During the three months ended March 31, 2013, our warehouse lines funded approximately 58 percent of the loans in our correspondent channel, as compared to approximately 68 percent during the three months ended December 31, 2012. There were 299 warehouse lines of credit to other mortgage lenders with an average size of $7.7 million at March 31, 2013, compared to 311 warehouse lines of credit with an average size of $7.5 million at December 31, 2012. At March 31, 2013 and December 31, 2012 we had no warehouse lines on non-accrual status.

Mortgage Banking

Our Mortgage Banking segment originates, acquires, sells and services one-to-four family residential first mortgage loans. The origination or acquisition of residential first mortgage loans held-for-sale constitutes our most significant lending activity.

During 2012 and continuing into 2013, we remained one of the country's leading mortgage loan originators. We utilize three production channels to originate or acquire mortgage loans: home lending centers (also referred to as "retail"), as well as brokers and correspondents (also collectively referred to as "wholesale"). Each production channel produces similar mortgage loan products and applies the same underwriting standards. We expect to continue to leverage technology to streamline the mortgage origination process and bring service and convenience to brokers and correspondents. Sales support offices are maintained that assist brokers and correspondents nationwide. We also continue to make increasing use of the Internet as a tool to facilitate the mortgage loan origination process through each of our production channels. Brokers and correspondents are able to register and lock loans, check the status of inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Most mortgage loans that closed in 2012 and continuing into 2013 utilized the Internet in the completion of the mortgage origination or acquisition process.

Home Lending Centers.  In a home lending center transaction, loans are originated through a nationwide network of our stand-alone loan origination centers, as well as referrals from our Banking segment and the national call center. When loans are originated on a retail basis, the origination documentation is completed internally inclusive of customer disclosures and other aspects of the lending process and the funding of the transactions. At March 31, 2013 we maintained 41 loan origination centers. At the same time, our centralized loan processing gained efficiencies and allowed lending sales staff to focus on originations.

Broker.  In a broker transaction, an unaffiliated bank or mortgage brokerage company completes the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as "table funding") thereby becoming the lender of record. Currently, we have active broker relationships with over 1,600 banks, credit unions, and mortgage brokerage companies located in all 50 states.

Correspondent.  In a correspondent transaction, an unaffiliated bank or mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at a market price. We do not acquire loans from correspondents on a bulk basis without prior review. Instead, we perform a full review of each loan, purchasing only those that were originated in accordance with our underwriting guidelines. We have active correspondent relationships with over 1,100 companies, including banks, credit unions, and mortgage companies located in all 50 states.

The following tables disclose residential first mortgage loan originations by channel, type and mix for each respective period.

	For the Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Dollars in thousands)
Home Lending Centers	$697,340	$998,804	$961,591	$751,075	$729,369
Broker	3,201,371	4,524,775	4,117,742	3,156,949	2,909,446
Correspondent	8,524,540	9,833,218	9,434,287	8,638,977	7,530,594
Total	$12,423,251	$15,356,797	$14,513,620	$12,547,001	$11,169,409

Purchase originations	$2,339,269	$2,915,724	$3,267,788	$3,324,501	$2,188,508
Refinance originations	10,083,982	12,441,073	11,245,832	9,222,500	8,980,901
Total	$12,423,251	$15,356,797	$14,513,620	$12,547,001	$11,169,409

Conventional	$8,591,784	$10,427,131	$10,020,863	$8,762,268	$7,859,960
Government	2,799,000	3,363,134	3,178,563	3,085,247	2,611,691
Jumbo	1,032,467	1,566,532	1,314,194	699.486	694,758
Total	$12,423,251	$15,356,797	$14,513,620	$12,547,001	$11,166,409

Underwriting

During the three months ended March 31, 2013, we primarily originated residential first mortgage loans for sale to the GSEs, each of which has its particular underwriting guidelines.

Residential first mortgage loans

At March 31, 2013, most of our held-for-investment residential first mortgage loans had been originated in 2008 or prior years with underwriting criteria that varied by product and with the standards in place at the time of origination. Loans originated after 2008 are loans that generally satisfy specific criteria for sale into securitization pools insured by the GSEs or were repurchased from the GSEs subsequent to such sales.

Set forth below is a table describing the characteristics of the residential first mortgage loans in our held-for-investment portfolio at March 31, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$2,835,002	$31,714	$53,103	$38,084	$5,941	$2,963,844
Average note rate	4.04%	4.65%	4.46%	3.83%	3.80%	4.05%
Average original FICO score	712	719	737	748	754	712
Average current FICO score (2)	697	723	744	752	750	699
Average original LTV ratio	76.0%	76.3%	77.5%	73.1%	72.6%	76.0%
Housing Price Index LTV, as recalculated (3)	91.6%	76.6%	75.2%	69.7%	72.4%	91.0%
Underwritten with low or stated income documentation	37.0%	—%	1.0%	—%	—%	35.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the three months ended March 31, 2013

(3)	The housing price index ("HPI") LTV is updated from the original LTV based on Metropolitan Statistical Area-level Office of Federal Housing Enterprise Oversight ("OFHEO") data as of December 31, 2012.

Average original loan-to-value ("LTV") represents the loan balance at origination, as a percentage of the original appraised value of the property. LTVs are refreshed quarterly based on estimates of home prices using the most current OFHEO data, and reflect the modest recovery in home prices over the past 18 months.

Residential first mortgage loans are underwritten on a loan-by-loan basis rather than on a pool basis. Generally, residential first mortgage loans in the held-for-investment loan portfolio were initially reviewed by one of our in-house loan underwriters or by a contract underwriter. In all cases, loans must be underwritten to our underwriting standards.

Our current criteria for underwriting generally includes, but are not limited to, full documentation of borrower income and other relevant financial information, fully indexed rate consideration for variable rate loans, and for GSE loans, the specific GSEs eligible LTV ratios with full appraisals when required. Variances from any of these standards are permitted only to the extent allowable under the specific program requirements. These specific program requirements include the ability to originate loans with less than full documentation and variable rate loans with an initial interest rate less than the fully indexed rate. Mortgage loans are collateralized by a first or second mortgage on a one-to-four family residential property.

In general, loans originated in 2008 and prior, the loans with a balance under $1,000,000 require a valid GSE automated underwriting system ("AUS") response for approval consideration. Documentation and ratio guidelines are driven by the AUS response. A FICO credit score for the borrower is required and a full appraisal of the underlying property that serve as collateral is obtained.

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

We believe that our underwriting process, which relies on the electronic submission of data and images and is based on an imaging workflow process, allows for underwriting at a higher level of accuracy and with more timeliness than exists with processes that rely on paper submissions. We also provide our underwriters with integrated quality control tools, such as automated valuation models, multiple fraud detection engines and the ability to electronically submit IRS Form 4506 to ensure underwriters have the information that they need to make informed decisions. The process begins with the submission of an electronic application and an initial determination of eligibility. The application and required documents are then uploaded to our corporate underwriting department and all documents are identified by optical character recognition or our underwriting staff. The underwriter is responsible for checking the data integrity and reviewing credit. The file is then reviewed in accordance with the applicable guidelines established by us for the particular product. Quality control checks are performed by the underwriting department using the tools outlined above, as necessary, and a decision is then made and communicated to the prospective borrower.

The following table identifies our held-for-investment mortgages by major category, at March 31, 2013. Loans categorized as subprime were initially originated for sale and comprised only 0.1 percent of the portfolio of first lien mortgage loans.

March 31, 2013	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
	(Dollars in thousands)
Residential first mortgage loans
Amortizing
3/1 ARM	$157,025	3.49%	688	689	262	81.3%	84.7%
5/1 ARM	383,989	3.70%	718	722	278	74.0%	79.5%
7/1 ARM	31,321	4.30%	732	744	304	73.2%	73.4%
Other ARM	52,933	3.25%	678	685	252	82.2%	79.8%
Fixed mortgage loans (4)	1,092,624	4.35%	702	660	336	77.5%	96.1%
Total amortizing	1,717,892	4.09%	704	700	313	77.6%	86.8%
Interest only
3/1 ARM	193,614	3.64%	721	717	269	74.4%	89.0%
5/1 ARM	753,714	3.48%	724	732	270	75.0%	89.4%
7/1 ARM	46,656	6.26%	733	724	292	74.2%	99.4%
Other ARM	41,858	3.50%	726	721	272	75.9%	94.8%
Other interest only	164,074	6.35%	724	714	292	73.9%	100.4%
Total interest only	1,199,916	4.01%	724	722	274	74.6%	91.5%
Option ARMs	42,774	3.27%	717	704	306	69.5%	101.7%
Subprime (5)
3/1 ARM	49	10.30%	685	701	271	95.0%	71.7%
Other ARM	506	9.50%	624	641	289	72.9%	86.0%
Other subprime	2,707	8.37%	594	661	290	72.6%	100.0%
Total subprime	$3,262	8.57%	620	668	290	80.1%	97.4%
Total residential first mortgage loans	$2,963,844	4.05%	712	699	297	76.0%	91.0%
Second mortgage loans (6)	$112,367	7.59%	732	732	133	20.7%	23.3%
HELOC loans (6)	$160,632	5.11%	735	735	44	26.9%	28.6%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the three months ended March 31, 2013.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2012.

(4)	Includes substantially fixed rate mortgage loans.

(5)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

(6)	Reflects lower LTV only as to second liens because information regarding the first liens is not available.

The following table sets forth characteristics of those loans in our held-for-investment mortgage portfolio as of March 31, 2013 that were originated with less documentation than is now required by the GSEs. Loans as to which underwriting information was accepted from a borrower without validating that particular item of information are referred to as "low doc" or "stated." Substantially all of those loans were underwritten with verification of employment but with the related job income or personal assets, or both, stated by the borrower without verification of actual amount. Those loans may have additional elements of risk because information provided by the borrower in connection with the loan was limited. Loans as to which underwriting information was supported by third party documentation or procedures are referred to as "full doc," and the information therein is referred to as "verified." Also set forth are different types of loans that may have a higher risk of non-collection than other loans.

	Low Doc
March 31, 2013	% of Held-for-Investment loans	% of Residential First Mortgage loans	Unpaid Principal Balance (1)
	(Dollars in thousands)
Characteristics
SISA (stated income, stated asset)	2.08%	3.35%	$99,216
SIVA (stated income, verified assets)	12.95%	20.63%	610,401
High LTV (i.e., at or above 95% at origination)	0.18%	0.28%	8,347
Second lien products (HELOCs, second mortgages)	1.63%	2.60%	76,975
Loan types
Option ARM loans	0.54%	0.86%	25,423
Interest-only loans	9.25%	14.74%	435,987
Subprime (2)	0.04%	0.06%	1,832

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

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

Set forth below is a table describing the characteristics of our ARM loans in our residential first mortgage held-for-investment loan portfolio at March 31, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$1,650,291	$9,057	$19,766	$21,171	$4,154	$1,704,439
Average note rate	3.62%	4.15%	4.18%	3.76%	3.76%	3.63%
Average original FICO score	717	735	744	765	757	718
Average current FICO score (2)	720	752	757	765	752	721
Average original LTV ratio	75.4%	71.6%	73.3%	64.9%	72.0%	75.2%
Housing Price Index LTV, as recalculated (3)	87.5%	72.4%	70.3%	63.0%	71.9%	86.8%
Underwritten with low or stated income documentation	35.0%	—%	1.0%	—%	—%	34.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the current quarter.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2012.

Option ARMs. We previously offered option ARMs, which are adjustable rate mortgage loans that permit a borrower to select one of three monthly payment options when the loan is first originated: (i) a principal and interest payment that would fully repay the loan over its stated term, (ii) an interest-only payment that would require the borrower to pay only the interest due each month but would have a period (usually 10 years) after which the entire amount of the loan would need to be repaid or refinanced, and (iii) a minimum payment amount selected by the borrower and which might exclude principal and some interest, with the unpaid interest added to the balance of the loan (i.e., a process known as "negative amortization").

Set forth below is a table describing specific characteristics of option ARMs in our held-for-investment mortgage portfolio at March 31, 2013, which were originated in 2008 or prior.

Year of Origination	2008 and Prior
(Dollars in thousands)
Unpaid principal balance (1)	$42,774
Average note rate	3.27%
Average original FICO score	717
Average current FICO score (2)	704
Average original LTV ratio	69.5%
Average original CLTV ratio	76.2%
Housing Price Index LTV, as recalculated (3)	101.7%
Underwritten with low or stated income documentation	$25,423
Total principal balance with any accumulated negative amortization	$26,875
Percentage of total ARMS with any accumulated negative amortization	1.6%
Amount of net negative amortization (i.e., deferred interest) accumulated as interest income during the three months ended March 31, 2013	$2,553

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the three months ended March 31, 2013.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2012.

Set forth below are the accumulated amounts of interest income arising from the net negative amortization portion of loans during the three months ended March 31, 2013 and 2012.

	Unpaid Principal Balance of Loans in Negative Amortization At Year-End (1)	Amount of Net Negative Amortization Accumulated as Interest Income During Period
	(Dollars in thousands)
2013	$26,875	$2,553
2012	$54,898	$5,340
2011	$83,497	$7,655

(1)	Unpaid principal balance does not include premiums or discounts.

Set forth below are the frequencies at which the interest rate on ARM loans outstanding at March 31, 2013, will reset.

Reset frequency	# of Loans	Balance	% of the Total
	(Dollars in thousands)
Monthly	114	$22,598	1.3%
Semi-annually	3,255	1,008,701	59.2%
Annually	2,734	413,027	24.2%
No reset — non-performing loans	1,066	260,113	15.3%
Total	7,169	$1,704,439	100.0%

Set forth below as of March 31, 2013, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period and non-performing loans do not reset while in the non-performing status. Accordingly, the table below may include the same loans in more than one period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in thousands)
2013 (1)	N/A	$581,564	$604,162	$600,171
2014	603,086	637,285	650,367	626,061
2015	644,289	659,604	677,726	648,633
Later years (2)	672,583	675,902	705,392	672,508

(1)	Reflect loans that have reset through March 31, 2013

(2)	Later years reflect one reset period per loan.

Interest only mortgages. We offered adjustable rate, fixed term loans with 10-year, interest only options. These loans were originated using Fannie Mae and Freddie Mac guidelines as a base framework. We generally applied the debt-to-income ratio guidelines and documentation using the automated underwriting Approve/Reject response requirements of Fannie Mae and Freddie Mac.

Set forth below is a table describing the characteristics of the interest only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at March 31, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1) (2)	$1,198,971	$945	$—	$—	$—	$1,199,916
Average note rate	4.00%	5.16%	—%	—%	—%	4.01%
Average original FICO score	724	688	—	—	—	722
Average current FICO score (3)	726	719	—	—	—	726
Average original LTV ratio	74.6%	57.5%	—%	—%	—%	74.6%
Housing Price Index LTV, as recalculated (4)	91.5%	58.6%	—%	—%	—%	91.5%
Underwritten with low or stated income documentation	36.0%	—%	—%	—%	—%	36.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Interest only loans placed in portfolio in 2010 comprise loans that were initially originated for sale. There are two loans in this population.

(3)	Current FICO scores obtained at various times during the three months ended March 31, 2013.

(4)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2012.

Set forth below is a table describing the amortization date and payment shock of current interest only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at March 31, 2013.

	2013	2014	2015	2016	2017	Thereafter	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$21,756	$322,282	$393,257	$70,084	$331,764	$13,372	$1,152,515
Weighted average rate	3.62%	3.59%	3.55%	3.76%	4.83%	5.45%	3.85%
Average original monthly payment per loan (dollars)	$1,295	$1,368	$1,404	$1,705	$2,722	$1,923	$1,674
Average current monthly payment per loan (dollars)	$919	$939	$836	$1,066	$2,117	$1,683	$1,144
Average amortizing payment per loan (dollars)	$1,687	$2,158	$1,615	$1,845	$3,197	$2,126	$2,108
Loan count	75	1,039	1,416	228	679	42	3,479
Payment shock (dollars)	$768	$1,219	$779	$779	$1,079	$443	$965
Payment shock (percent)	83.6%	129.8%	93.2%	73.1%	51.0%	26.3%	84.3%

(1)	Unpaid principal balance does not include premiums or discounts.

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

Set forth below is a table describing the characteristics of the second mortgage loans in our held-for-investment portfolio at March 31, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$111,545	$365	$46	$299	$112	$112,367
Average note rate	7.61%	6.86%	7.00%	4.29%	5.2%	7.59%
Average original FICO score	732	692	664	763	757	732
Average original LTV ratio (2)	20.7%	14.4%	17.6%	21.0%	14.7%	20.7%
Average original CLTV ratio	66.0%	29.5%	94.3%	24.7%	14.7%	66.0%
Housing Price Index LTV, as recalculated (3)	23.3%	13.7%	15.7%	17.0%	14.7%	23.3%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Reflects lower LTV only as to second liens because information regarding the first liens is not available.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2012.

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

Set forth below is a table describing the characteristics of the HELOCs in our held-for-investment portfolio at March 31, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$145,044	$—	$2,038	$10,808	$2,742	$160,632
Average note rate (2)	5.25%	—%	3.89%	3.78%	4.05%	5.11%
Average original FICO score	733	—	754	764	736	735
Average original LTV ratio	25.0%	—%	41.9%	45.9%	39.2%	26.9%
Housing Price Index LTV, as recalculated (3)	27.9%	—%	32.7%	36.6%	31.0%	28.6%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)
Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as currently the minimum rate on virtually all of the loans is in effect.

(3)
The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2012. Reflects lower LTV because these are second liens and information regarding the first lien is not available.

Summary of Operations

Our net income applicable to common stock for the three months ended March 31, 2013 was $22.2 million ($0.33 per diluted share), compared to a loss of $(8.7) million loss ($(0.22) per diluted share) for the three months ended March 31, 2012. All per share amounts and share counts have been adjusted to reflect the one-for-ten reverse stock split which began trading on a post-split basis on October 11, 2012 following receipt of stockholder approval at our annual meeting of stockholders. The increase during the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was affected by the following factors:

•
Provision for loan losses decreased by $94.3 million from the three months ended March 31, 2012, to $20.4 million, primarily due to the refinements in the estimation process that occurred during the first quarter 2012, lower quarterly loss rates and a decrease in loan held-for-investments;

•
Representation and warranty reserve - change in estimate decreased $43.1 million to $17.4 million for the three months ended March 31, 2013 from $60.5 million for the three months ended March 31, 2012, which primarily included the first quarter 2012 refinements in the estimation process;

•
Net gain on loan sales decreased $67.3 million from the three months ended March 31, 2013, to $137.5 million, primarily due to lower residential first mortgage rate lock commitments and a lower base gain on sale margin;

•
Net interest income decreased by $19.1 million to $55.7 million for the three months ended March 31, 2013, primarily due to lower average balances of residential first mortgage loans held-for-sale and warehouse and residential first mortgage loans held-for-investment, as well as a lower rate environment. Net interest margin decreased to 1.83 percent, as compared to 2.35 percent for the three months ended March 31, 2012;

•
Net servicing revenue, which is the combination of net loan administration income (including the off-balance sheet hedges of MSRs) and the gain (loss) on trading securities, decreased by $12.5 million to $20.4 million for the three months ended March 31, 2013, primarily due to significant interest rate volatility in the market; and

•
Legal and professional expense increased $12.0 million to $28.8 million for the three months ended March 31, 2013, primarily due to an increase in consulting fees from our continuing efforts to address a changing regulatory and compliance environment.

See "Results of Operations" below.

Selected Financial Ratios
(Dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2013	2012
Return on average assets	0.65%	(0.25)%
Return on average equity	7.55%	(3.07)%
Efficiency ratio	81.7%	63.7%
Efficiency ratio (credit-adjusted) (1)	69.8%	42.6%
Equity/assets ratio (average for the period)	8.57%	8.00%
Mortgage loans originated (2)	$12,423,364	$11,169,409
Other loans originated	$74,739	$271,445
Mortgage loans sold and securitized	$12,822,879	$10,829,798
Interest rate spread – bank only (3)	1.64%	2.15%
Net interest margin – bank only (4)	1.89%	2.41%
Interest rate spread – consolidated (3)	1.61%	2.13%
Net interest margin – consolidated (4)	1.83%	2.35%
Average common shares outstanding (5)	55,973,888	55,662,305
Average fully diluted shares outstanding (5)	56,415,057	55,662,305
Average interest earning assets	$12,075,212	$12,640,668
Average interest paying liabilities	$10,338,644	$10,994,258
Average stockholders' equity	$1,173,982	$1,136,618
Charge-offs to average investment loans	2.93%	8.99%

	March 31, 2013	December 31, 2012	March 31, 2012
Equity-to-assets ratio	9.04%	8.23%	7.74%
Tier 1 leverage ratio (to adjusted total assets) (6)	10.14%	9.26%	8.64%
Total risk-based capital ratio (to risk-weighted assets) (6)	22.53%	17.18%	16.06%
Book value per common share (5)	$16.46	$16.12	$14.92
Number of common shares outstanding (5)	56,033,204	55,863,053	55,713,281
Mortgage loans serviced for others	$73,933,296	$76,821,222	$68,207,554
Weighted average service fee (basis points)	29.3	29.2	28.7
Capitalized value of mortgage servicing rights	0.98%	0.93%	0.88%
Ratio of allowance for loan losses to non-performing loans held-for-investment (7)	78.5%	76.3%	69.1%
Ratio of allowance for loan losses to loans held-for-investment (7)	6.11%	5.61%	4.22%
Ratio of non-performing assets to total assets (bank only)	3.70%	3.70%	3.67%
Number of banking centers	111	111	113
Number of loan origination centers	41	31	28
Number of employees (excluding loan officers and account executives)	3,456	3,328	2,970
Number of loan officers and account executives	322	334	311

(1)	See Non-GAAP reconciliation.

(2)	Includes residential first mortgage and second mortgage loans.

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

We recognized $55.7 million in net interest income for the three months ended March 31, 2013, which represented a decrease of 25.5 percent, compared to $74.7 million reported for the three months ended March 31, 2012. The $19.1 million decrease for the three months ended March 31, 2013 is primarily due to a decrease in average yield on interest-earning assets and a decrease in average balances of loans held-for-investment. Net interest income represented 23.1 percent of our total revenue during the three months ended March 31, 2013, compared to 25.2 percent for the three months ended March 31, 2012.

During the three months ended March 31, 2013, we closed on the sales of commercial loans that had an average balance for the three months ended March 31, 2013 of $622.2 million. The proceeds from the sales were invested in interest earning deposits, which only earn interest at a rate of 0.26 percent during the three months ended March 31, 2013, which contributed to the decrease in overall yield on interest-earning assets, as well as a lower interest rate environment.

Interest expense for the three months ended March 31, 2013 decreased to $39.3 million, compared to $48.2 million for three months ended March 31, 2012. The average cost of interest-bearing liabilities decreased 22 basis points from 1.76 percent for the three months ended March 31, 2012 to 1.54 percent for the three months ended March 31, 2013 and the average yield on interest-earning assets decreased 74 basis points, from 3.89 percent for the three months ended March 31, 2012 to 3.15 percent for the three months ended March 31, 2013. As a result, our interest rate spread was 1.61 percent for the three months ended March 31, 2013, compared to 2.13 percent for the three months ended March 31, 2012.

Our consolidated net interest margin for the three months ended March 31, 2013 was 1.83 percent, compared to 2.35 percent for the three months ended March 31, 2012. The Bank had a net interest margin of 1.89 percent for the three months ended March 31, 2013, compared to 2.41 percent for the three months ended March 31, 2012.

The following table presents interest income from average earning assets, expressed in dollars and yields, and (on a consolidated basis, rather than on a Bank-only basis) interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income recorded on our loans is adjusted by the amortization of net premiums, net deferred loan origination costs and the amount of negative amortization (i.e., capitalized interest) arising from our option ARM loans. These adjustments to interest income during the three months ended March 31, 2013 and 2012 resulted in a net reduction of $1.1 million and $2.1 million, respectively. Non-accruing loans are included in the average loans balance.

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$3,616,195	$26,807	2.97%	$2,393,725	$24,242	4.05%
Loans repurchased with government guarantees	1,774,235	15,005	3.38%	2,022,338	17,074	3.38%
Loans held-for-investment
Consumer loans (1)	4,136,420	42,685	4.15%	4,990,828	53,915	4.33%
Commercial loans (1)	698,269	7,453	4.27%	1,755,917	18,677	4.21%
Loans held-for-investment	4,834,689	50,138	4.16%	6,746,745	72,592	4.30%
Securities classified as available-for-sale or trading	348,525	2,094	2.41%	786,275	8,571	4.36%
Interest-earning deposits and other	1,501,568	946	0.26%	691,585	412	0.24%
Total interest-earning assets	12,075,212	94,990	3.15%	12,640,668	122,891	3.89%
Other assets	1,617,359			1,566,508
Total assets	$13,692,571			$14,207,176
Interest-Bearing Liabilities
Demand deposits	$388,466	$239	0.25%	$346,542	$221	0.26%
Savings deposits	2,316,859	4,280	0.75%	1,610,197	3,305	0.83%
Money market deposits	387,699	330	0.35%	486,907	649	0.54%
Certificates of deposit	2,931,558	6,507	0.90%	3,084,884	10,330	1.35%
Total retail deposits	6,024,582	11,356	0.76%	5,528,530	14,505	1.06%
Demand deposits	98,442	106	0.44%	98,724	121	0.49%
Savings deposits	308,811	357	0.47%	270,601	386	0.57%
Certificates of deposit	471,842	694	0.60%	392,656	647	0.66%
Total government deposits	879,095	1,157	0.53%	761,981	1,154	0.61%
Wholesale deposits	81,976	995	4.92%	357,532	3,327	3.74%
Total deposits	6,985,653	13,508	0.78%	6,648,043	18,986	1.15%
FHLB advances	3,105,556	24,161	3.16%	4,097,630	27,394	2.69%
Other	247,435	1,652	2.71%	248,585	1,778	2.88%
Total interest-bearing liabilities	10,338,644	39,321	1.54%	10,994,258	48,158	1.76%
Other liabilities (2)	2,179,945			2,076,300
Stockholders’ equity	1,173,982			1,136,618
Total liabilities and stockholders' equity	$13,692,571			$14,207,176
Net interest-earning assets	$1,736,568			$1,646,410
Net interest income		$55,669			$74,733
Interest rate spread (3)			1.61%			2.13%
Net interest margin (4)			1.83%			2.35%
Ratio of average interest-earning assets to interest-bearing liabilities			116.8%			115.0%

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

(2)	Includes company controlled deposits that arise due to the servicing of loans for others, which do not bear interest.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	For the Three Months Ended March 31,
	2013 Versus 2012 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$(9,816)	$12,381	$2,565
Loans repurchased with government guarantees	26	(2,095)	(2,069)
Loans held-for-investment
Consumer loans (1)	(1,984)	(9,246)	(11,230)
Commercial loans (2)	(99)	(11,125)	(11,224)
Total loans held-for-investment	(2,083)	(20,371)	(22,454)
Securities available-for-sale or trading	(1,700)	(4,777)	(6,477)
Interest-earning deposits and other	50	484	534
Total other interest-earning assets	$(13,523)	$(14,378)	$(27,901)
Interest-Bearing Liabilities
Demand deposits	$(9)	$27	$18
Savings deposits	(483)	1,458	975
Money market deposits	(186)	(133)	(319)
Certificates of deposit	(3,307)	(516)	(3,823)
Total retail deposits	(3,985)	836	(3,149)
Demand deposits	(15)	—	(15)
Savings deposits	(84)	55	(29)
Certificates of deposit	(85)	132	47
Total government deposits	(184)	187	3
Wholesale deposits	246	(2,578)	(2,332)
Total deposits	(3,923)	(1,555)	(5,478)
FHLB advances	3,437	(6,670)	(3,233)
Other	(117)	(9)	(126)
Total interest-bearing liabilities	$(603)	$(8,234)	$(8,837)
Change in net interest income	$(12,920)	$(6,144)	$(19,064)

(1)	Consumer loans include residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and commercial lease financing loans.

Provision for Loan Losses

The provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.

The provision for loan losses was $20.4 million for the three months ended March 31, 2013, a decrease from $114.7 million for the three months ended March 31, 2012. Provision for loan losses decreased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the refinements in the estimation process that occurred during the first quarter 2012, lower quarterly loss rates and a decrease in loans held-for-investment balances.

Net charge-offs for the three months ended March 31, 2013 totaled $35.4 million, compared to $151.7 for the three months ended March 31, 2012. As a percentage of the average loans held-for-investment, net charge-offs for the three months ended March 31, 2013 decreased to 2.93 percent from 8.99 percent for the three months ended March 31, 2012. The decrease in the net charge-offs during the three months ended March 31, 2013, was primarily due to the refinements in the estimation process that occurred during the first quarter 2012 from the write-off of all specific valuation allowances to conform with the OCC's application of regulatory guidance as the Bank transitioned to Call Report requirements for March 31, 2012. The impact of the refinements adopted during the first quarter of 2012 resulted in an increase to our allowance for loan loss of $59.0 million in the consumer portfolio and $11.0 million in the commercial portfolio.

See the section captioned "Allowance for Loan Losses" in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The following table sets forth the components of our non-interest income.

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Loan fees and charges	$33,360	$29,973
Deposit fees and charges	5,146	4,923
Loan administration	20,356	38,885
Net gain (loss) on trading securities	51	(5,971)
Loss on transferors’ interest	(174)	(409)
Net gain on loan sales	137,540	204,853
Net loss on sales of mortgage servicing rights	(4,219)	(2,317)
Net gain on securities available-for-sale	—	310
Net gain on sale of assets	958	27
Total other-than-temporary impairment gain	—	3,872
Loss recognized in other comprehensive income before taxes	—	(5,047)
Net impairment losses recognized in earnings	—	(1,175)
Representation and warranty reserve – change in estimate	(17,395)	(60,538)
Other fees and charges, net	9,320	12,816
Total non-interest income	$184,943	$221,377
Total non-interest income was $184.9 million during the three months ended March 31, 2013, which was a $36.5 million decrease from $221.4 million of non-interest income during the three months ended March 31, 2012. The decrease during the three months ended March 31, 2013, was primarily due to a decrease in net gain on loan sales and net loan administration income, both resulting from changing dynamics in the housing finance markets and interest rate environment, partially offset by a decrease in representation and warranty reserve - change in estimate.

Loan fees and charges. Our Community Banking and Mortgage Banking segments both earn loan origination fees and collect other charges in connection with originating residential first mortgages, commercial loans and other consumer loans. For the three months ended March 31, 2013, we recorded loan fees and charges of $33.4 million, an increase of $3.4 million from the $30.0 million recorded during the three months ended March 31, 2012. The increase in loan fees and charges during the three months ended March 31, 2013, is primarily due to an increase in loan production of $1.1 billion, compared to the three months ended March 31, 2012. Commercial loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. We account for substantially all residential first mortgage originations as held-for-sale using the fair value method and no longer apply deferral of non-refundable fees and costs to those loans.

Deposit fees and charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. Our total number of customer checking accounts increased 3.8 percent from approximately 106,000 on March 31, 2012 to 110,000 as of March 31, 2013.

Total deposit fees and charges increased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, due to the growth in personal and business checking accounts.

Loan administration. When our Mortgage Banking segment sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee, also referred to herein as loan administration income. Our MSRs are accounted for on the fair value method. See Note 10 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

The following table summarizes loan administration income.

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Servicing income on residential first mortgage servicing
Servicing fees, ancillary income and charges (1)	$54,276	$48,499
Fair value adjustments	(15,641)	(6,927)
Loss on hedging activity	(18,279)	(2,687)
Total loan administration (2)	$20,356	$38,885

(1)	Includes the servicing fees, ancillary income and charges on other consumer mortgage servicing.

(2)
Loan administration income does not reflect the impact of securities deployed as economic hedges of MSR assets. These positions, recorded as securities - trading, provided $0.1 million in gains during the three months ended March 31, 2013, compared to $6.0 million in losses for the three months ended March 31, 2012. These positions, which are on the balance sheet, also contributed $0.1 million in interest income for the three months ended March 31, 2013, compared to $1.4 million during the three months ended March 31, 2012.

The loan administration income decrease was due to unfavorable fair value adjustments to our MSRs and market volatility in our hedging activity, partially offset by increases in servicing fees, ancillary income and charges on our residential first mortgage servicing due to an increase in the average balance in the portfolio of loans serviced for others during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. During the three months ended March 31, 2013, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $10.7 billion. The total unpaid principal balance of loans serviced for others at March 31, 2013 was $73.9 billion, compared to $68.2 billion at March 31, 2012.

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

For the three months ended March 31, 2013 we recorded a loss of $0.1 million on U.S. Treasury bonds held, all of which was related to an unrealized loss on U.S. Treasury bonds held at March 31, 2013. For the three months ended March 31, 2012, we recorded a loss of $6.0 million all of which was related to an unrealized loss on U.S. Treasury bonds held at March 31, 2012.

Net gain on loan sales. Our Mortgage Banking segment records the transaction fee income it generates from the origination. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans originated for sale and the fair value of these loans, net of related selling expenses. Net gain on loan sales is increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments, increases to the representation and warranty reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Historically, pricing competition on mortgage loans is lower in periods of low or decreasing interest rates, due to higher consumer demand usually evidenced by higher loan origination levels, resulting in higher spreads on origination. Conversely, pricing competition increases when interest rates rise, which generally reduces consumer demand, thus decreasing spreads on origination and compressing gain on sale. Increases or decreases in competition may also arise as competitors enter and/or leave the loan origination market.

The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period.

	For the Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Dollars in thousands)
Net gain on loan sales	$137,540	$238,953	$344,426	$212,666	$204,853
Mortgage rate lock commitments (gross)	$12,142,000	$16,242,000	$18,089,000	$17,534,000	$14,867,000
Loans sold or securitized	$12,822,879	$15,610,590	$13,876,627	$12,777,311	$10,829,798
Net margin on loan sales	1.07%	1.53%	2.42%	1.66%	1.89%
Mortgage rate lock commitments (fallout adjusted) (1)	$9,848,417	$12,587,980	$13,972,922	$13,346,568	$10,725,618
Net margin on mortgage rate lock commitments (fallout adjusted) (1)	1.40%	1.90%	2.39%	1.59%	1.91%

(1)
Fallout adjusted are mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

Net gain on loan sales decreased for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to a lower volume of mortgage rate lock commitments and a lower gain on sale margin, reflecting lower base production margin, as well as higher hedging costs, loan level pricing adjustments, and the impact from guarantee fee changes from the GSEs. For the three months ended March 31, 2013, the mortgage rate-lock commitments on residential first mortgages of $12.1 billion decreased, compared to $14.9 billion in the three months ended March 31, 2012. Loan sales of $12.8 billion in loans for the three months ended March 31, 2013 increased, compared to $10.8 billion sold during the three months ended March 31, 2012. The decrease in the mortgage rate lock commitments during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012 was reflective of lower volume in mortgage rate lock commitments, primarily due to an increase in mortgage interest rates, as well as increased competition in the mortgage market. The lower interest rates and attractive margins available in the third and fourth quarters of 2012 caused an increase in competitors and capacity in the mortgage origination market decreasing margins and origination volumes as rates rose early in the year.

The net gain on loan sale includes changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held-for-investment and provisions to representation and warranty reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to a loss of $39.7 million for the three months ended March 31, 2013, as compared to a gain of $41.1 million during the three months ended March 31, 2012. The provision for representation and warranty reserve included in net gain on loan sales reflects our initial estimate of losses on probable mortgage repurchases arising from current loan sales and amounted to $5.8 million and $5.1 million for the three months ended March 31, 2013 and 2012, respectively.

Net loss on sales of mortgage servicing rights. As part of our business model, our Mortgage Banking segment occasionally sells MSRs in transactions separate from the sale of the underlying loans. We carry our MSRs at fair value. Therefore, we would not expect to realize significant gains or losses at the time of the sale, because we recorded gains and losses on an ongoing basis as a change in the fair market value. Our income or loss on changes in the valuation of MSRs is recorded through our loan administration income. The gain or loss recognized is the transaction costs and the reserves on the sales completed during the period or adjustments to transaction costs or reserves from prior sales.

For the three months ended March 31, 2013, we recorded losses on sales of MSRs of $4.2 million, compared to $2.3 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, we sold on a bulk basis servicing rights with respect to $10.7 billion of underlying mortgage loans, and sold servicing rights with respect to $0.1 billion of mortgage loans when we sold the underlying loans on a servicing released basis. During the three months ended March 31, 2012, we sold on a bulk basis servicing rights with respect to $2.4 billion of mortgage loans, and sold servicing rights with respect to $0.1 billion of mortgage loans when we sold the underlying loans on a servicing released basis.

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

Estimating the balance of the representation and warranty reserve involves using assumptions regarding future repurchase request volumes, expected loss severity on these requests and claims appeal success rates. The assumptions used to estimate the representation and warranty reserve contain a level of uncertainty and risk that could have a material impact on the reserve balance if they differ from actual results. For instance, to illustrate the sensitivity, among other factors, of the reserve to adverse changes, if the expected levels of demands in the model assumptions increased or decreased by 20.0 percent at March 31, 2013, the result would be a $26.0 million increase or decrease in the representation and warranty reserve balance. If our loss severity rate increased or decreased by 20.0 percent at March 31, 2013, the result would be a $32.0 million increase or decrease in the representation and warranty reserve balance. In order to estimate the sensitivity of the representation and warranty reserve to a particular factor, the factors varied within the model while keeping the other variables constant. For example, when estimating the impact to the representation and warranty reserve due to a change in expected levels of demands, the level of expected demands for vintages within the model varied by the percentages, holding other factors constant.

During the three months ended March 31, 2013, we recorded an expense of $17.4 million and a corresponding decrease in our representation and warranty reserve due to our change in estimate of expected losses from probable repurchase obligations related to loans sold in prior periods, compared to the $60.5 million expense recorded in the three months ended March 31, 2012. The decrease from the three months ended March 31, 2012 is primarily due to the first quarter 2012 refinements in the estimation process.

Other fees and charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock.

During the three months ended March 31, 2013, we recorded $2.7 million in dividends on an average outstanding balance of FHLB stock of $301.7 million, compared to $2.3 million in dividends on an average balance of FHLB stock outstanding of $301.7 million for the three months ended March 31, 2012.

Non-Interest Expense

The following table sets forth the components of our non-interest expense.

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Compensation and benefits	$77,208	$65,989
Commissions	17,462	15,466
Occupancy and equipment	19,375	16,950
Asset resolution	16,445	36,770
Federal insurance premiums	11,240	12,324
Other taxes	897	946
Warrant (income) expense	(3,500)	2,549
Loan processing expense	17,111	10,686
Legal and professional expense	28,839	16,817
General and administrative	11,513	10,249
Total non-interest expense	$196,590	$188,746
Efficiency ratio (1)	81.7%	63.7%
Efficiency ratio (credit-adjusted) (2)	69.8%	42.6%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.

(2)	Based on efficiency ratios as calculated, less representation and warranty reserve - change in estimate and asset resolution expense, see "Use of Non-GAAP Financial Measures."

The 4.2 percent increase in non-interest expense during the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was primarily due to increases in legal and professional expense (primarily due to consulting fees), loan processing expense, compensation and benefits and commissions, partially offset by a decrease in asset resolution expense.

Compensation and benefits. The $11.2 million increase in gross compensation and benefits expense for the three months ended March 31, 2013, compared to the three months ended March 31, 2012 is primarily attributable to a $5.8 million increase in compensation and benefits payable and a $2.0 million increase in general incentive compensation accruals, primarily related to an increase in employees needed to facilitate increased underwriting and loan origination volume. Our full-time equivalent non commissioned salaried employees increased overall by 486 from March 31, 2012 to a total of 3,456 at March 31, 2013.

Commissions. Commission expense, which is a variable cost associated with loan originations, totaled $17.5 million, equal to 14 basis points of total loan originations during the three months ended March 31, 2013, compared to $15.8 million, equal to 14 basis points of total loan originations in the three months ended March 31, 2012. The increase in commissions was primarily due to the increase in loan originations for the three months ended March 31, 2013. Loan originations increased to $12.5 billion for the three months ended March 31, 2013 from $11.4 billion for the three months ended March 31, 2012.

Asset resolution. Asset resolution expenses consist of expenses associated with foreclosed properties (including the foreclosure claims in process with respect to government insured loans for which we file claims with the U.S. Department of Housing and Urban Development) and other disposition and carrying costs, loss provisions, and gains and losses on the sale of real estate owned properties that we have obtained through foreclosure or other proceedings.

For the three months ended March 31, 2013 asset resolution expenses decreased $20.4 million to $16.4 million, as compared to $36.8 million during the three months ended March 31, 2012. The decrease was primarily due decreases in debenture interest expense on government insured loans, agency fee accruals and commercial and residential real estate owned valuations, primarily due to improvement in home prices.

Federal insurance premiums. Our FDIC insurance expense decreased for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease was primarily due to a decrease in our average total assets used in the calculation of our assessment base for our expense accrual and a reduction in our assessment rate, primarily due to a decrease in brokered deposits. During the three months ended March 31, 2013, federal insurance premiums totaled $11.2 million, compared to $12.3 million for the three months ended March 31, 2012.

Warrant (income) expense. Warrant income was $3.5 million for the three months ended March 31, 2013, compared to expense of $2.5 million for the three months ended March 31, 2012. The decrease in warrant expense for the three months ended March 31, 2013, was primarily due to the decrease in the market price of our common stock. At March 31, 2013, warrants to purchase 0.7 million shares of our common stock had a fair value of $7.8 million, compared to a fair value of $11.3 million at December 31, 2012.

Loan processing expense. Loan processing expense increased to $17.1 million for the three months ended March 31, 2013, as compared to $10.7 million for the three months ended March 31, 2012, reflecting the increased loan origination volume and increased underwriting expenses for the three months ended March 31, 2013.

Legal and professional expense. Legal and professional expense increased during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to an increase in our consultant fee expense. Consultant fee expense increased to $16.2 million for the three months ended March 31, 2013, compared to $6.4 million for the three months ended March 31, 2012. The increase in consulting fees during the three months ended March 31, 2013, was primarily attributable to various initiatives to improve our management of operational and regulatory risk with a focus on improving underlying processes for sustainable long term solutions.

Provision for Federal Income Taxes

For the three months ended March 31, 2013 and March 31, 2012, our provision for federal income taxes as a percentage of pretax income was zero percent. For each year, the provision (benefit) for federal income taxes varies from statutory rates primarily because of a change in balance to our valuation allowance for net deferred tax assets.

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

We had a $334.2 million and $341.9 million valuation allowance against deferred tax assets as of March 31, 2013 and December 31, 2012, respectively. See Note 19 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

OPERATING SEGMENTS

Overview

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction Note 21 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements, herein, and other sections for a full understanding of our consolidated financial performance.

The operating segments are based on an internally-aligned segment leadership structure, which is how the results are monitored and performance assessed. We have three major operating segments: Community Banking, Mortgage Banking and Other. The Community Banking segment originates loans to and collects deposits from consumer and business customers through Commercial, Business, Government and Branch Banking groups. Products offered through these groups include checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans and commercial loans. Other financial services available to consumer and commercial customers include lines of credit, revolving credit, customized treasury management solutions, equipment leasing, inventory and accounts receivable lending and capital markets services such as interest rate risk protection products. The Mortgage Banking segment originates, acquires, sells and services mortgage loans. The origination and acquisition of mortgage loans is the majority of the lending activity. Mortgage loans are originated through home lending centers, national call centers, the Internet, unaffiliated banks and mortgage brokerage companies, where the net interest income and the gains from sales associated with these loans are recognized in the Mortgage Banking segment. Also, the Mortgage Banking segment services mortgage loans for others and sells MSRs into the secondary market. The Other segment includes corporate treasury, income and expense impact of equity and cash, the effect of eliminations of transactions between segments, tax benefits not assigned to specific operating segments, the impact of interest rate risk management, the impact of balance sheet funding activities, charges or credits of unusual or infrequent nature that are not reflective of the normal operations of the operating segments and miscellaneous other expenses of a corporate nature. Each operating segment supports and complements the operations of the other, with funding for the Mortgage Banking segment primarily provided by deposits obtained through Community Banking and with the Community Banking segment providing warehouse lines of credit to mortgage originators, most of which sell loans to the Mortgage Banking segment. A discussion of our three operating segments is set forth below.

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

The net income (loss) by operating segment is presented in the following table.

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Community Banking	$(14,530)	$(33,660)
Mortgage Banking	61,525	40,899
Other	(23,388)	(14,548)
Total net income (loss)	$23,607	$(7,309)

The selected average balances by operating segment is presented in the following table.

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Average loans held-for-sale
Community Banking	$622,196	$—
Mortgage Banking	2,993,999	2,393,725
Average loans held-for-investment
Community Banking	$1,556,031	$2,779,852
Mortgage Banking	3,271,593	3,957,412
Other	7,065	9,481
Average total assets
Community Banking	$2,352,113	$2,886,737
Mortgage Banking	9,045,217	9,450,749
Other	2,295,241	1,869,690
Average interest-bearing deposits
Community Banking	$6,961,067	$6,357,363
Other	24,586	290,680

Community Banking

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

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Net interest income	$30,122	$35,301
Provision for loan losses	(1,535)	(28,870)
Non-interest income	11,031	9,529
Non-interest expense	(54,148)	(49,620)
Net loss	$(14,530)	$(33,660)
Average balances
Total loans held-for-investment	$1,556,031	$2,779,852
Total assets	2,352,113	2,886,737
Total interest-bearing deposits	6,961,067	6,357,363

The Community Banking segment reported a $19.1 million decrease in net loss. This improvement was largely driven by a $27.3 million decrease in provision for loan losses, primarily related to the refinements in the estimation process that occurred during the first quarter 2012. The decrease in provision for loan losses was partially offset by a decrease in net interest income, primarily the result of the average loans held-for-investment portfolio declining during the three months ended March 31, 2013, as compared to March 31, 2012. Non-interest expense increased $4.5 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, reflecting an increase in consulting fees.

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

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Net interest income	$45,013	$45,819
Provision for loan losses	(18,880)	(85,803)
Net gain on loan sales	137,390	204,682
Representation and warranty reserve - change in estimate	(17,395)	(60,538)
Other non-interest income	50,345	59,605
Asset resolution	(16,888)	(31,638)
Other non-interest expense	(118,060)	(91,228)
Net income	$61,525	$40,899
Average balances
Total loans held-for-sale	$2,993,999	$2,393,725
Total loans held-for-investment	3,271,593	3,957,412
Total assets	9,045,217	9,450,749

The Mortgage Banking segment income increased $20.6 million primarily due to a $66.9 million decrease in provision for loan losses and a $43.1 million decrease in representation and warranty reserve - change in estimate, partially offset by a decrease of $67.3 million in the net gain on loan sales. The decreases in the provision for loan losses and representation and warranty reserve - change in estimate for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, were primarily due to the refinements in the estimation process that occurred during the first quarter 2012. The decrease in gain on loan sales was primarily due to lower residential first mortgage rate lock commitments and a lower base gain on sale margin, as well as higher hedging costs, loan level pricing adjustments, and the impact from guarantee fee changes from the GSEs during the three months ended March 31, 2013. For the three months ended March 31, 2013, net loan fees and charges increased to $31.0 million, as compared to $27.3 million for the three months ended March 31, 2012.

Net servicing revenue, which is the combination of net loan administration income (including the off-balance sheet hedges of MSRs) and the gain (loss) on trading securities (i.e., the on-balance sheet hedges of MSRs), decreased to $20.3 million for the three months ended March 31, 2013, as compared to $33.1 million for the three months ended March 31, 2012, primarily due to unfavorable fair value adjustments to our MSRs and market volatility in our hedging activity, partially offset by increases in servicing fees, ancillary income and charges on our residential first mortgage servicing due to an increase in the average balance in the portfolio of loans serviced for others during the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Other

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

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Net interest expense	$(19,466)	$(6,387)
Non-interest income	3,572	8,099
Non-interest expense	(7,494)	(16,260)
Net loss	$(23,388)	$(14,548)
Average balances
Total assets	$2,295,241	$1,869,690

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

The Other segment net loss increased $8.8 million primarily due to a $13.1 million increase in net interest expense, partially offset by a $8.8 million decrease in non-interest expenses. The decrease in net interest expenses is primarily due to lower average balances of interest-earning assets.
Analysis of Items on Statements of Financial Condition

Assets

Interest-earning deposits. Interest-earning deposits, on which we earn a minimal interest rate, increased $1.3 billion at March 31, 2013 compared to December 31, 2012, primarily due to the sale of the Northeast-based commercial loans related to the CIT Agreement and Customers Agreement, which were substantially completed during the three months ended March 31, 2013. Our interest-earning deposits allow the flexibility to fund our on-going initiatives to increase lending, as well as other mortgage related initiatives.

Securities classified as trading. Securities classified as trading are comprised of U.S. Treasury bonds. Changes to the fair value of trading securities are recorded in the Consolidated Statements of Operations. At both March 31, 2013 and December 31, 2012 there were $170.1 million securities classified as trading. U.S. Treasury bonds held in trading are distinguished from those classified as available-for-sale based upon the intent of management to use them as an offset against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Securities classified as available-for-sale. Securities classified as available-for-sale, which are comprised of U.S. government sponsored agencies, mortgage securitization and municipal obligations, decreased from $184.4 million at December 31, 2012, to $169.8 million at March 31, 2013. This decrease was due to principal reductions during the three months ended March 31, 2013. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Loans held-for-sale. Essentially all of our mortgage loans produced are sold into the secondary market on a whole loan basis or by securitizing the loans into securities. At March 31, 2013, we held loans held-for-sale of $2.7 billion, which was a decrease of $1.2 billion from $3.9 billion held at December 31, 2012. The decrease in the balance of loans held-for-sale was primarily due to the fourth quarter 2012 agreements to sell the Northeast-based commercial loan portfolio. During the three months ended March 31, 2013, we sold $859.0 million of commercial loans in the held-for-sale category related to the fourth quarter 2012 agreements. For further information on loans held-for-sale, see Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Loans repurchased with government guarantees. Pursuant to Ginnie Mae servicing guidelines, we have the unilateral option to repurchase certain delinquent loans securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, we must treat the loans as having been repurchased and recognize the loans on the Consolidated Statements of Financial Condition and also recognize a corresponding deemed liability for a similar amount. If the loans are actually repurchased, we eliminate the corresponding liability. At March 31, 2013, the amount of such loans actually repurchased totaled $1.6 billion and were classified as loans repurchased with government guarantees. These loans which we have not yet repurchased but had the unilateral right to repurchase totaled $58.4 million and were classified as loans held-for-sale. At December 31, 2012, the amount of such loans actually repurchased totaled $1.8 billion and were classified as loans repurchased with government guarantees, and those loans which we have not yet repurchased but had the unilateral right to repurchase totaled $72.4 million and were classified as loans held-for-sale.

Substantially all of these remaining loans continue to be insured or guaranteed by the Federal Housing Administration ("FHA") and management believes that the reimbursement process is proceeding appropriately. On average, claims have historically been filed and paid within approximately 18 months from the date of the initial delinquency. However, increasing volumes throughout the country, as well as changes in the foreclosure process in states throughout the country and other forms of government intervention may result in changes to the historical norm. These repurchased loans earn interest at a statutory rate, which varies for each loan, but is based on the 10-year U.S. Treasury note rate at the time the loan becomes greater than 60 days delinquent. This interest is recorded as interest income and the related claims settlement expenses are recorded in asset resolution expense on the Consolidated Statements of Operations. For further information on loans repurchased with government guarantees, see Note 6 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Loans held-for-investment. Our largest category of earning assets consists of loans held-for-investment. Loans held-for-investment consist of residential first mortgage loans that are not held for resale (usually shorter duration and adjustable rate loans and second mortgages), warehouse loans to other mortgage lenders, HELOC, other consumer loans, commercial real estate loans, commercial and industrial loans, and commercial lease financing loans. Loans held-for-investment decreased from $5.4 billion at December 31, 2012, to $4.7 billion at March 31, 2013, primarily due to warehouse loans declining $597.0 million to $750.8 million at March 31, 2013, compared to $1.3 billion at December 31, 2012. Residential first mortgage loans stayed consistent at $3.0 billion. Commercial real estate loans decreased to $562.9 million at March 31, 2013 from $640.3 million at December 31, 2012. These decreases were partially offset by an increase in commercial and industrial loans to $107.7 million at March 31, 2013 from $90.6 million at December 31, 2012. For information relating to the concentration of credit of our loans held for investment, see Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement, herein.

Quality of Earning Assets

Management considers a number of qualitative and quantitative factors in assessing the level of its collectively evaluated reserves, in accordance with ASC Topic 310-10, Receivables and individually evaluated reserves, in accordance with ASC Topic 450-20, "Loss Contingencies." See the section captioned "Allowance for Loan Losses" in this discussion. As illustrated in the tables following, trends in certain credit quality characteristics such as non-performing loans and delinquency statistics have recently stabilized or even begun to show signs of improvement. This is predominantly a result of the run off of the legacy portfolios combined with the addition of new commercial loans with strong credit characteristics.

The following table sets forth certain information about our non-performing assets as of the end of each of the last five quarters.

NON-PERFORMING LOANS AND ASSETS

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Dollars in thousands)
Non-performing loans	$369,303	$399,825	$398,948	$431,599	$406,583
Real estate and other non-performing assets, net	114,356	120,732	119,468	107,235	108,686
Non-performing assets held-for-investment, net	483,659	520,557	518,416	538,834	515,269
Non-performing loans held-for-sale	394	1,835	2,086	2,430	2,842
Total non-performing assets including loans held-for-sale	$484,053	$522,392	$520,502	$541,264	$518,111
Ratio of non-performing assets to total assets (bank only)	3.70%	3.70%	3.48%	3.75%	3.67%
Ratio of non-performing loans held-for-investment to loans held-for-investment	7.79%	7.35%	6.09%	6.59%	6.11%
Ratio of allowance to non-performing loans held-for-investment	78.5%	76.3%	76.5%	66.5%	69.1%
Ratio of allowance for loan losses to loans held-for-investment	6.11%	5.61%	4.65%	4.38%	4.22%
Ratio of net charge-offs to average loans held-for-investment (annualized)	2.93%	3.18%	2.12%	3.24%	8.99%
Ratio of non-performing assets to loans held-for-investment and repossessed assets	9.96%	9.36%	7.77%	8.09%	7.61%

The following table sets forth the activity for unpaid principal balance, which does not include premiums or discounts, of non-performing commercial assets, primarily commercial real estate and commercial and industrial loans.

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Beginning balance	$139,128	$145,006
Additions	48,619	65,777
Returned to performing	—	(11,168)
Principal payments	(35,236)	(1,864)
Sales	(23,215)	(13,083)
Charge-offs, net of recoveries	(11,356)	(44,617)
Valuation write-downs	(1,154)	(5,630)
Ending balance	$116,786	$134,421

Past due loans held-for-investment

Loans are considered to be past due when any payment of principal or interest is 30 days past due. While it is the goal of management to work out a satisfactory repayment schedule or modification with a past due borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our practices regarding past due loans are designed to both assist borrowers in meeting their contractual obligations and minimize losses incurred by the bank. We customarily mail several notices of past due payments to the borrower within 30 days after the due date and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after loans are 30 days past due. In certain cases, we recommend that the borrower seek credit-counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a past due loan within a reasonable period of time. We cease the accrual of interest on loans that we classify as "non-performing" once they become 90 days past due or earlier when concerns exist as to the ultimate collection of principal or interest. Such interest is recognized as income only when it is actually collected.

At March 31, 2013, we had $456.0 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $369.3 million of loans were non-performing held-for-investment, of which $296.4 million, or 80.3 percent, were single-family residential mortgage loans. At December 31, 2012, we had $499.1 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $399.8 million of loans were non-performing held-for-investment, of which $306.5 million, or 76.7 percent, were residential first mortgage loans. The decrease from December 31, 2012 to March 31, 2013 was primarily due to continued work-outs and individual note sales targeted around residential first mortgage and commercial real estate loans.

Residential first mortgage loans. As of March 31, 2013, non-performing residential first mortgages totaled $296.4 million, a decrease of $10.1 million from $306.5 million at December 31, 2012 due to continued work-outs before loans reach non-accrual status. Net charge-offs within the residential first mortgage portfolio totaled $20.3 million for the three months ended March 31, 2013, compared to $94.6 million for the three months ended March 31, 2012, primarily due to the refinements in the estimation process that occurred during the first quarter 2012.

Commercial real estate loans. As of March 31, 2013, non-performing commercial real estate loans totaled $66.1 million, a decrease of $20.3 million from $86.4 million at December 31, 2012, primarily due to continued work-outs. Non-performing commercial real estate loans as a percentage of the commercial real estate loans, decreased to 9.8 percent in March 31, 2013 from 13.5 percent at December 31, 2012, primarily due to continued progress in working out the portfolio. Net charge-offs within the commercial real estate portfolio totaled $11.3 million for the three months ended March 31, 2013, which was a decrease from $43.0 million for the three months ended March 31, 2012, primarily due to the refinements in the estimation process that occurred during the first quarter 2012.

Troubled debt restructurings (held-for-investment)

Troubled debt restructurings ("TDRs") are modified loans in which a concession not otherwise available is provided to a borrower experiencing financial difficulties. Our ongoing loan modification efforts to assist homeowners and other borrowers continued to increase our overall balance of TDRs. Non-performing TDRs were 39.5 percent and 36.3 percent of total non-performing loans at March 31, 2013 and December 31, 2012, respectively.

TDRs can be classified as either performing or non-performing. Non-performing TDRs are included in non-accrual loans and performing TDRs are excluded from non-accrual loans because it is probable that all contractual principal and interest due under the restructured terms will be collected. Within consumer non-performing loans, residential first mortgage TDRs were 47.8 percent of residential first mortgage non-performing loans at March 31, 2013, compared to 45.9 percent at December 31, 2012. The level of modifications that were determined to be TDRs in these portfolios is expected to result in elevated non-performing loan levels for longer periods, because TDRs remain in non-performing status until a borrower has made at least six consecutive months of payments under the modified terms, or ultimate resolution occurs. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments. Although many of the TDRs continue to be performing, we have increased our reserve on TDRs, which also increased the allowance for loan losses.

	TDRs Held-for-Investment
	Performing	Non-performing	Total
	(Dollars in thousands)
March 31, 2013
Consumer loans (1)	$598,041	$144,469	$742,510
Commercial loans (2)	—	1,446	1,446
Total TDRs	$598,041	$145,915	$743,956
December 31, 2012
Consumer loans (1)	$588,475	$143,188	$731,663
Commercial loans (2)	1,287	2,056	3,343
Total TDRs	$589,762	$145,244	$735,006

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $159.9 million and $159.0 million at March 31, 2013 and December 31, 2012, respectively.

(2)
Commercial loans include: commercial real estate, commercial and industrial and commercial lease financing loans. The allowance for loan losses on commercial TDR loans totaled zero and $0.3 million at March 31, 2013 and December 31, 2012, respectively.

The following table sets forth the activity during each of the periods presented with respect to performing TDRs and non-performing TDRs.

	TDRs Held-for-Investment
	For the Three Months Ended March 31,
	2013	2012
Performing	(Dollars in thousands)
Beginning balance	$589,762	$517,175
Additions	11,771	39,409
Transfer to non-performing TDR	(14,678)	(27,934)
Transfer from non-performing TDR	23,527	22,473
Principal repayments	(9,079)	(6,767)
Reductions (1)	(3,262)	(7,119)
Ending balance	$598,041	$537,237
Non-performing
Beginning balance	$145,244	$196,585
Additions	21,097	21,701
Transfer from performing TDR	14,678	27,934
Transfer to performing TDR	(23,527)	(22,473)
Principal repayments	(8,122)	(31,653)
Reductions (1)	(3,455)	(32,965)
Ending balance	$145,915	$159,129

(1)	Includes loans paid in full or otherwise settled, sold or charged off.

The following table sets forth information regarding past due loans at the dates listed. At March 31, 2013, 80.3 percent of all past due loans were loans in which we had a first lien position on residential real estate, compared to 77.3 percent at December 31, 2012.
PAST DUE LOANS HELD-FOR-INVESTMENT

Days Past Due	March 31, 2013	December 31, 2012
	(Dollars in thousands)
30 – 59 days
Consumer loans
Residential first mortgage	$56,341	$62,445
Second mortgage	996	1,171
HELOC	684	2,484
Other	347	587
Commercial loans
Commercial real estate (1)	1,465	6,979
Total 30-59 days past due	59,833	73,666
60 – 89 days
Consumer loans
Residential first mortgage	18,754	16,693
Second mortgage	836	727
HELOC	876	910
Other	15	248
Commercial loans
Commercial real estate (1)	6,400	6,990
Total 60-89 days past due	26,881	25,568
Greater than 90 days
Consumer loans
Residential first mortgage (2)	296,395	306,486
Second mortgage (2)	4,298	3,724
HELOC (2)	2,343	3,025
Other	132	183
Commercial loans
Commercial real estate (1) (2)	66,095	86,367
Commercial and industrial	40	41
Total greater than 90 days past due	369,303	399,826
Total past due loans	$456,017	$499,060

(1)	The past due commercial real estate loans are handled by the loan workout group and represent loans in a run-off portfolio, which are not part of the new business that began in early 2011.

(2)	Includes loans that are secured by real estate.

The following table sets forth information regarding non-performing loans (i.e., greater than 90 days past due loans) as to which we have ceased accruing interest.

NON-ACCRUAL LOANS HELD-FOR-INVESTMENT

	At March 31, 2013
	Investment Loan Portfolio	Non- Accrual Loans	As a % of Loan Specified Portfolio	As a % of Non- Accrual Loans
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,991,394	$296,395	9.9%	80.3%
Second mortgage	112,385	4,298	3.8%	1.2%
Warehouse lending	750,765	—	—%	—%
HELOC	167,815	2,343	1.4%	0.6%
Other consumer	44,488	132	0.3%	—%
Total consumer loans	4,066,847	303,168	7.5%	82.1%
Commercial loans
Commercial real estate (1)	562,916	66,095	11.7%	17.9%
Commercial and industrial	107,688	40	—%	—%
Commercial lease financing	5,815	—	—%	—%
Total commercial loans	676,419	66,135	9.8%	17.9%
Total loans	$4,743,266	$369,303	7.8%	100.0%
Less allowance for loan losses	(290,000)
Total loans held-for-investment, net	$4,453,266

(1)	The non-accrual commercial real estate loans are handled by the loan workout group and represent loans in a run-off portfolio, which are not part of the new business that began in early 2011.

The following table sets forth the performing and non-accrual residential first mortgage loans by year of origination (i.e., vintage) and the total amount of unpaid principal balance loans outstanding at March 31, 2013.

RESIDENTIAL FIRST MORTGAGE LOANS HELD-FOR-INVESTMENT

	At March 31, 2013
Vintage	Performing Loans	Non-Accrual Loans	Unpaid Principal Balance (1)
	(Dollars in thousands)
Pre-2005	$750,140	$44,269	$794,409
2005	569,184	33,571	602,755
2006	227,929	29,907	257,836
2007	867,752	117,681	985,433
2008	88,386	47,568	135,954
2009	45,636	12,979	58,615
2010	27,199	4,515	31,714
2011	48,190	4,913	53,103
2012	37,435	649	38,084
2013	5,598	343	5,941
Total loans	$2,667,449	$296,395	$2,963,844
Net deferred fees and other			27,550
Total residential first mortgage loans			$2,991,394
(1)     Unpaid principal balance does not include net deferred fee, premiums or discounts, and other.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses in our loans held-for-investment portfolio as of the date of the Consolidated Financial Statements. The allowance provides for probable losses that have been identified with specific customer relationships, individually evaluated, and for probable losses believed to be inherent in the loan portfolio but that have not been specifically identified, collectively evaluated. The consumer loan portfolio includes residential first mortgages, second mortgages, construction, warehouse lending and consumer loans. The commercial loan portfolio includes commercial real estate, commercial and industrial, and commercial lease financing loans.

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

The allowance for loan losses was $290.0 million and $305.0 million at March 31, 2013 and December 31, 2012, respectively. The decrease in the allowance for loan losses was largely driven by a release of reserves associated with commercial loans sold as part of CIT Agreement and Customers Agreement and a decrease in the consumer allowance for loan losses driven by portfolio run-off and lower loss rates.

The allowance for loan losses as a percentage of non-performing loans increased to 78.5 percent at March 31, 2013 from 76.3 percent at December 31, 2012, which was driven by lower non-performing loan balances.

The allowance for loan losses as a percentage of loans held-for-investment increased to 6.11 percent as of March 31, 2013 from 5.61 percent as of December 31, 2012, primarily due a 12.8 percent decrease in the loans held-for-investment portfolio. The decrease in the loans held-for-investment was primarily due to a decrease in the warehouse loans, which historically have required a lesser allocation of allowance than other loan portfolios.

The allowance for loan losses is considered adequate based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.
ALLOWANCE FOR LOAN LOSSES

	At March 31, 2013
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Percentage to Total Allowance
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,991,394	63.1%	$214,076	73.9%
Second mortgage	112,385	2.4%	20,683	7.1%
Warehouse lending	750,765	15.8%	532	0.2%
HELOC	167,815	3.5%	18,118	6.2%
Other	44,488	0.9%	2,215	0.8%
Total consumer loans	4,066,847	85.7%	255,624	88.2%
Commercial loans
Commercial real estate	562,916	11.9%	32,720	11.3%
Commercial and industrial	107,688	2.3%	1,572	0.5%
Commercial lease financing	5,815	0.1%	84	—%
Total commercial loans	676,419	14.3%	34,376	11.8%
Total consumer and commercial loans	$4,743,266	100.0%	$290,000	100.0%

The following table set forth certain information regarding our allowance for loan losses.

   ACTIVITY WITHIN THE ALLOWANCE FOR LOAN LOSSES

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Beginning balance	$305,000	$318,000
Provision for loan losses	20,415	114,673
Charge-offs
Consumer loans
Residential first mortgage	(25,692)	(95,432)
Second Mortgage	(1,955)	(5,283)
HELOC	(2,061)	(6,419)
Other consumer	(699)	(1,190)
Total consumer loans	(30,407)	(108,324)
Commercial loans
Commercial real estate	(13,162)	(45,033)
Commercial and industrial	—	(1,581)
Total commercial loans	(13,162)	(46,614)
Total charge offs	(43,569)	(154,938)
Recoveries
Consumer loans
Residential first mortgage	5,353	550
Second mortgage	390	249
HELOC	105	257
Other consumer	454	212
Total consumer loans	6,302	1,268
Commercial loans
Commercial real estate	1,843	1,992
Commercial and industrial	9	5
Total commercial loans	1,852	1,997
Total recoveries	8,154	3,265
Charge-offs, net of recoveries	(35,415)	(151,673)
Ending balance	$290,000	$281,000
Net charge-off ratio	2.93%	8.99%

Accrued interest receivable. Accrued interest receivable decreased $10.9 million from December 31, 2012 to March 31, 2013. This was primarily due to our interest-earning assets declining by $0.9 billion to $11.3 billion at March 31, 2013, as compared to $12.2 billion at December 31, 2012, primarily due to the commercial loan sales related to the CIT Agreement and Customers Agreement, which was substantially completed during the first quarter 2013. During the three months ended March 31, 2013 and 2012, $1.3 million and $2.4 million of accrued interest on non-performing loans was reversed against interest income, respectively. We typically collect interest in the month following the month in which it is earned.

Repossessed assets. Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held-for-investment portfolio at the lower of cost or market value, less disposal costs. Management decides whether to rehabilitate the property or sell it "as is" and whether to list the property with a broker.

The following schedule provides the activity for repossessed assets during each of the past five quarters.

NET REPOSSESSED ASSET ACTIVITY

	For the Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Dollars in thousands)
Beginning balance	$120,732	$119,468	$107,235	$108,686	$114,715
Additions	30,952	35,688	41,259	24,734	23,198
Disposals	(37,328)	(34,424)	(29,026)	(26,185)	(29,227)
Ending balance	$114,356	$120,732	$119,468	$107,235	$108,686

FHLB stock. At March 31, 2013, holdings of FHLB stock remained unchanged from $301.7 million at December 31, 2012. Once purchased, FHLB shares must be held for five years before they can be redeemed. As a member of the FHLB, we are required to hold shares of FHLB stock in an amount equal to at least 1.0 percent of aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0 percent of our FHLB advances, whichever is greater.

Premises and equipment. Premises and equipment, net of accumulated depreciation increased $4.2 million from $219.1 million at December 31, 2012 to $223.3 million at March 31, 2013. The increase was primarily due to system upgrades.

Mortgage servicing rights. At March 31, 2013, MSRs included residential MSRs at fair value amounting to $727.2 million, compared to $710.8 million at December 31, 2012. During the three months ended March 31, 2013 and 2012, we recorded additions to our residential MSRs of $126.5 million and $111.5 million, respectively, primarily due to an increase in loan sales and securitizations. Also, during the three months ended March 31, 2013, we reduced the amount of MSRs by $94.4 million related to bulk servicing sales, $37.5 million related to loans that paid off during the period and an increase in the fair value of MSRs of $21.8 million resulting from the realization of expected cash flows and market driven changes, primarily as a result of increases in mortgage loan rates that led to an expected decrease in prepayment speeds. During the three months ended March 31, 2012, we reduced the amount of MSRs by $18.2 million related to bulk servicing sales, $26.8 million related to loans that paid off during the period, and an increase in the fair value of MSRs of $19.9 million resulting from the realization of expected cash flows and market driven changes, primarily as a result of increases in mortgage loan rates that led to an expected decrease in prepayment speeds. Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs included in Tier 1 capital. We will consider the amount of MSRs we maintain in future periods as it relates to the exclusion from our allowable capital levels under Basel III. See Note 10 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

The principal balance of the loans underlying our total MSRs was $73.9 billion at March 31, 2013, compared to $76.8 billion at December 31, 2012, with the decrease primarily attributable to our bulk servicing sales of $10.7 billion in underlying loans during the three months ended March 31, 2013 partially offset by loan origination activity for the three months ended March 31, 2013.

Derivatives. We write and purchase interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated activity represented 100.0 percent of total interest rate swap contracts at March 31, 2013 and December 31, 2012. Customer-initiated trading derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts resulting in no net exposure to us, outside of counterparty performance. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. See Note 11 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

CUSTOMER-INITIATED DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Contracts (Notional Amount)
	For the Three Months Ended March 31,
	2013	2012
	( Dollars in thousands)
Beginning balance	$202,492	$64,720
Additions	5,943	4,553
Maturities/amortizations	(1,901)	(319)
Terminations	(71,853)	—
Ending balance	$134,681	$68,954

Liabilities

Deposits. Our deposits consist of four primary categories: retail deposits, government deposits, wholesale deposits and company controlled deposits. Total retail deposit accounts decreased $447.0 million, or 5.4 percent at March 31, 2013, from December 31, 2012, primarily due to a decrease in certificates of deposits.

We call on local governmental agencies, and other public units, as an additional source for deposit funding. These deposit accounts include $458.9 million of certificates of deposit with maturities typically less than one year and $316.4 million in checking and savings accounts at March 31, 2013.

We generate deposits from our retail banking network and no longer purchase wholesale deposits. Wholesale deposits continued to run-off during the three months ended March 31, 2013 and decreased by $24.9 million from December 31, 2012.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not currently bear interest.

We participate in the Certificates of Deposit Account Registry Service ("CDARS") program, through which certain customer certificates of deposit ("CD") are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50.0 million. At March 31, 2013, $893.7 million of total CDs were enrolled in the CDARS program, with $865.2 million originating from public entities and $41.2 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $174.6 million from public entities and $719.1 million from retail customers at March 31, 2013. We reduced our reliance on CDARS deposits at March 31, 2013, with total CDARS balances declining $254.1 million from December 31, 2012.

The composition of our deposits was as follows.

	March 31, 2013			December 31, 2012
	(Dollars in thousands)
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
Retail deposits
Demand accounts	$728,225	0.13%	9.3%	$681,983	0.16%	8.2%
Savings accounts	2,512,705	0.78%	32.0%	2,108,170	0.72%	25.4%
Money market demand accounts	370,113	0.29%	4.7%	401,853	0.41%	4.8%
Certificates of deposit (1)	2,613,046	0.89%	33.4%	3,175,481	0.93%	38.3%
Total retail deposits	6,224,089	0.72%	79.4%	6,367,487	0.74%	76.7%
Government deposits
Demand accounts	103,206	0.37%	1.3%	98,890	0.38%	1.2%
Savings accounts	213,166	0.29%	2.7%	263,841	0.53%	3.2%
Certificates of deposit	458,519	0.53%	5.8%	456,347	0.57%	5.5%
Total government deposits (2)	774,891	0.44%	9.8%	819,078	0.53%	9.9%
Wholesale deposits	74,465	4.80%	0.9%	99,338	4.41%	1.2%
Company controlled deposits (3)	773,846	—%	9.9%	1,008,392	—%	12.2%
Total deposits (4)	$7,847,291	0.66%	100.0%	$8,294,295	0.68%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.9 billion and $2.3 billion at March 31, 2013 and December 31, 2012, respectively.

(2)	Government deposits include funds from municipalities and schools.

(3)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $1.8 billion and $1.9 billion at March 31, 2013 and December 31, 2012, respectively.

FHLB advances. FHLB advances decreased $0.3 billion to $2.9 billion at March 31, 2013 from December 31, 2012. We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources. During the three months ended March 31, 2013, we had an increase in funds available from other sources, including proceeds from the sale of commercial loans related to the CIT Agreement and Customer Agreement, which reduced the need for the short-term borrowings from FHLB.

Long-term debt. As part of our overall capital strategy, we previously raised capital through the issuance of trust-preferred securities by our special purpose financing entities formed for the offerings. The outstanding trust preferred securities mature 30 years from issuance, are callable by us after five years, and pay interest quarterly. Under these trust preferred arrangements, we have the right to defer interest payments to the trust preferred security holders for up to five years.

On January 27, 2012, we provided notice to holders of the trust preferred securities exercising the contractual right to defer regularly scheduled quarterly payments of interest, beginning with the February 2012 payment, with respect to trust preferred securities. Under the terms of the related indentures, we may defer interest payments for up to 20 consecutive quarters without default or penalty. These payments will be periodically evaluated and reinstated when appropriate, subject to provisions of the Consent Order and Supervisory Agreement.

Accrued interest payable. This balance represents interest payments that are payable to depositors and other entities from which we borrowed funds. The balance fluctuates with the size of our interest-bearing liability portfolio and the average cost of our interest-bearing liabilities. Accrued interest payable increased to $15.4 million at March 31, 2013 from $13.4 million at December 31, 2012. The increase during the three months ended March 31, 2013, was primarily a result of an increase in accrued interest on statutory trust accounts due to deferred interest payments on the trusts during the three months ended March 31, 2013. During the three months ended March 31, 2013, the average overall rate on our deposits decreased 37 basis points to 0.78 percent, from 1.15 percent during the three months ended March 31, 2012. We also experienced a 47 basis point increase in our cost of advances from the FHLB to an average rate of 3.16 percent during the three months ended March 31, 2013, from 2.69 percent during the three months ended March 31, 2012, principally due to a decrease in short term borrowings which accrue at a lower average interest rate.

Representation and warranty reserve We sell most of the residential first mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac), about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan.

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

REPRESENTATION AND WARRANTY RESERVE

	For the Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Dollar in thousands)
Beginning balance	$193,000	$202,000	$161,000	$142,000	$120,000
Provision for new loans sales	5,817	7,285	6,432	5,643	5,051
Provision adjustment for previous estimates	17,396	25,231	124,492	46,028	60,538
Charge-offs, net of recoveries	(31,213)	(41,516)	(89,924)	(32,671)	(43,589)
Ending balance	$185,000	$193,000	$202,000	$161,000	$142,000

A significant factor in the estimate of expected losses is the activity of the GSEs, including the number of loan files they review or intend to review, the number of subsequent repurchase demands made by the GSEs and the percentage of those repurchase demands that actually result in a repurchase by the Bank. The majority of our loan sales have been to GSEs, which are a significant source of our current repurchase demands. These demands are concentrated in the post-2006 and pre-2009 origination years. While we have an established history of GSE demands, this pattern has recently changed, becoming more volatile in the level of demands from period to period and also increasing in the number of demands overall, thereby increasing our loss estimates.

The decrease in the overall reserve balance during the three months ended March 31, 2013, primarily reflects the continued decline in the aggregate amount of pending repurchase demands, as well as lower loss rates resulting from declining levels of net charge-offs of loan repurchases in the prior quarters.

The following table summarizes the amount of quarterly Fannie Mae and Freddie Mac audit file review requests by number of accounts. Such requests precede the repurchase demands that Fannie Mae and Freddie Mac may make thereafter.

	For the Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Fannie Mae	2,572	1,659	1,224	2,910	2,785
Freddie Mac	803	1,595	1,664	1,502	1,202
Total	3,375	3,254	2,888	4,412	3,987

During the three months ended March 31, 2013, we had $208.7 million in Fannie Mae new repurchase demands and $40.7 million in Freddie Mac new repurchase demands. The following table summarizes the amount of quarterly new repurchase demands we have received by loan origination year.

	For the Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Dollars in thousands)
2005 and prior	$22,926	$13,927	$15,649	$25,505	$18,310
2006	27,945	31,851	23,462	33,481	27,743
2007	120,478	84,612	113,280	135,888	93,410
2008	52,461	38,048	57,230	89,780	63,494
2009-2013	25,574	34,509	49,767	62,153	36,320
Total	$249,384	$202,947	$259,388	$346,807	$239,277
Number of accounts	1,239	1,025	1,316	1,780	1,134

The following table summarizes the aggregate amount of pending repurchase demands at the end of each quarterly period noted.

	For the Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Dollars in thousands)
Period end balance	$186,970	$224,182	$425,570	$469,800	$357,377
Percent non-agency (approximately)	0.2%	0.3%	0.1%	0.6%	1.1%

The following table summarizes the trends over the last two quarters with respect to key model attributes and assumptions for estimating the representation and warranty reserve.

	March 31, 2013	December 31, 2012
	(Dollars in Thousands)
UPB of loans sold (1)	$224,600,000	$215,000,000
Loan file review as percentage of UPB	12.4%	12.5%
Repurchase demand rate	13.1%	14.4%
Actual repurchase rate (2)	37.0%	38.6%
Loss severity rate (2)	34.3%	35.0%

(1)	Includes servicing sold with recourse.

(2)	Weighted average of the appeals loss rate. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Other liabilities. Other liabilities primarily consist of a reserve for possible contingent liabilities, undisbursed payments, escrow accounts, forward agency and derivative liability and the Ginnie Mae liability resulting from the recognition of our unilateral right to repurchase certain mortgage loans currently included in Ginnie Mae securities. Other liabilities decreased at March 31, 2013, from December 31, 2012, primarily due to a $234.8 million decrease in undisbursed payments liability from $365.2 million at December 31, 2012 to $130.3 million at March 31, 2013. These amounts represent payments received from borrowers for interest, principal and related loan charges which have not been remitted to investors. Escrow accounts totaled $43.6 million and $39.7 million at March 31, 2013 and December 31, 2012, respectively. Escrow accounts are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowners insurance and other insured product liabilities. The Ginnie Mae liability totaled $58.4 million and $72.4 million at March 31, 2013 and December 31, 2012, respectively. These amounts are for certain loans sold to Ginnie Mae, as to which we have not yet repurchased, but have the unilateral right to do so. With respect to such loans sold to Ginnie Mae, a corresponding asset was included in loans held-for-sale. For further information on our loans held-for-sale, see Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Other liabilities also included an accrual for possible contingent liabilities, which increased $0.1 million at March 31, 2013, as compared to December 31, 2012. As of March 31, 2013, our total accrual for contingent liabilities was $247.9 million, which includes the litigation accrual discussed in Note 20 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Capital Resources and Liquidity

Our principal uses of funds include loan originations and operating expenses. At March 31, 2013, we had outstanding rate-lock commitments to lend $4.8 billion in mortgage loans, compared to $6.6 billion at December 31, 2012. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.8 billion at March 31, 2013 and $1.6 billion at December 31, 2012.

Capital. We had net income of $22.2 million during the three months ended March 31, 2013. We did not pay any cash dividends on our common stock during the three months ended March 31, 2013 or during the year ended December 31, 2012. On February 19, 2008, our board of directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OCC of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by our board of directors of the proposed capital distribution. The 30-day period allows the OCC to determine whether or not the distribution would not be advisable. We currently must seek approval from the OCC prior to making a capital distribution from the Bank. In addition, we are prohibited from increasing dividends on our common stock above $0.05 per share without the consent of U.S. Treasury pursuant to the terms of the TARP.

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

At March 31, 2013, the Bank was considered "well-capitalized" for regulatory purposes. The table following table represents the regulatory capital ratios.

	March 31, 2013		December 31, 2012		March 31, 2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (to adjusted tangible assets)	$1,318,770	10.14%	$1,295,841	9.26%	$1,207,237	8.64%
Total adjusted tangible asset base	$13,007,694		$13,999,636		$13,964,948
Tier 1 capital (to risk weighted assets)	$1,318,770	21.24%	$1,295,841	15.90%	$1,207,237	14.78%
Total capital (to risk weighted assets)	$1,398,914	22.53%	$1,400,126	17.18%	$1,311,568	16.06%
Risk weighted asset base	$6,208,327		$8,146,771		$8,168,050

(1)	Based on adjusted total assets for purposes of core capital and risk-weighted assets for purposes of total risk-based capital. These ratios are applicable to the Bank only.

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

We primarily originate agency eligible loans and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. We use the FHLB as our primary source for funding our residential mortgage business due to its flexibility in terms of being able to borrow or repay borrowings as daily cash needs require. We have been successful in increasing the amount of assets that qualify as eligible collateral at the FHLB and continue to review such opportunities on an on-going basis. Adding eligible collateral pools gives us added capacity and flexibility to manage our funding requirements.

The amount we can borrow, or the value we receive for the assets pledged to our liquidity providers, varies based on the amount and type of pledged collateral as well as the perceived market value of the assets and the "haircut" off the market value of the assets. That value is sensitive to the pricing and policies of our liquidity providers and can change with little or no notice.

In addition to operating expenses at a particular level of mortgage originations, our cash flows are fairly predictable and relate primarily to the funding cash outflows of residential first mortgages and the securitization and sales cash inflows of those residential first mortgages. Our mortgage warehouse funding line of business also generates cash flows as funds are extended to correspondent relationships to close new loans. Those loans are repaid when the correspondent sells the loan. Other material cash flows relate to growing our commercial lines of business and the loans we service for others (primarily the GSEs) and consist primarily of principal, interest, taxes and insurance. Those monies come in over the course of the month and are paid out based on predetermined schedules. Those flows are largely a function of the size of the servicing book and the volume of refinancing activity of the loans serviced. In general, monies received in one month are paid during the following month with the exception of taxes and insurance monies that are held until such are due.

As governed and defined by our internal liquidity policy, we maintain adequate excess liquidity levels appropriate to cover both unanticipated operational and regulatory requirements. In addition to this standby liquidity, we also maintain targeted minimum levels of unused borrowing capacity as an additional cushion against unexpected liquidity needs. Each business day, we forecast 90 days of daily cash needs. This allows us to determine our projected near term daily cash fluctuations and also to plan and adjust, if necessary, future activities. As a result, we would be able to make adjustments to operations as required to meet the liquidity needs of our business, including adjusting deposit rates to increase deposits, planning for additional FHLB borrowings, accelerating sales of loans held-for-sale (GSEs and or private), selling loans held-for-investment or securities, borrowing through the use of repurchase agreements, reducing originations, making changes to warehouse funding facilities, or borrowing from the discount window.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations.

Borrowings. The FHLB provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the FHLB using approved loan types as collateral. At March 31, 2013, we had an authorized line of credit of $7.0 billion that could be utilized to the extent we provide sufficient collateral. At March 31, 2013, we had available collateral sufficient to access $3.8 billion of the line and as to which we had $2.9 billion of advances outstanding.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At March 31, 2013, we had pledged commercial and industrial loans amounting to $39.2 million with a lendable value of $26.2 million. At December 31, 2012, we had pledged commercial and industrial loans amounting to $122.1 million with a lendable value of $77.9 million. The decrease in the available loan collateral was due to the sale of the loans associated with the CIT Agreement and Customers Agreement. At March 31, 2013 and December 31, 2012, we had no borrowings outstanding against this line of credit.

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to: (a) fair value measurements; (b) the determination of our allowance for loan losses; (c) the determination of our representation and warranty reserve; and (d) the determination of the accrual for pending and threatened litigation. We believe the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2012, which is available on our website, www.flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at www.sec.gov.

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

Pre-tax pre-credit-cost income. Pre-tax pre-credit-cost income, as defined by our management, represents net income before taxes, and excludes credit related expenses (defined by management as provision for loan losses, asset resolution expense, other than temporary impairment, representation and warranty reserve provision and the write down of residual and transferors' interest). While these items represent an integral part of our banking operations, in each case, the excluded items are items that management believes are particularly impacted or increased due to economic stress or significant changes in the credit cycle and are therefore likely to make it more difficult to understand our underlying performance trends and our ability to generate income from our Community Banking and Mortgage Banking segments. Net interest income, non-interest income and non-interest expense are all calculated in accordance with GAAP and are presented in the Consolidated Statements of Operations. Net income is adjusted only for the specific items listed above in the calculation of pre-tax pre-credit-cost income, and these adjustments represent the excluded items in their entirety for each period presented to better facilitate period to period comparisons.

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

Like all non-GAAP measurements, pre-tax pre-credit-cost income usefulness is inherently limited. Because our calculation of pre-tax pre-credit-cost income may differ from the calculation of similar measures used by other bank and thrift holding companies, pre-tax pre-credit-cost income should be used to determine and evaluate period to period trends in our performance, rather than in comparison to other similar non-GAAP measurements utilized by other companies. In addition, investors should keep in mind that income tax expense (benefit), the provision for loan losses, and the other items excluded from income and expenses in the pre-tax pre-credit cost income calculation are recurring and integral expenses to our operations, and that these expenses will still accrue under GAAP, thereby reducing GAAP earnings and, ultimately, stockholders' equity.

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

Non-GAAP Reconciliation
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Pre-tax, pre-credit-cost income
Income (loss) before tax provision	$23,607	$(88,577)	$60,730	$87,887	$(7,309)
Add back
Provision for loan losses	20,415	50,351	52,595	58,428	114,673
Asset resolution	16,445	21,241	12,487	20,851	36,770
Other than temporary impairment on available-for-sale investments	—	—	—	1,017	1,175
Representation and warranty reserve - change in estimate	17,395	25,231	124,492	46,028	60,538
Write down of transferors' interest	174	780	118	1,244	409
Total credit-related-costs	$54,429	$97,603	$189,692	$127,568	$213,565
Pre-tax, pre-credit-cost income	$78,036	$9,026	$250,422	$215,455	$206,256

Efficiency ratio (credit-adjusted)
Net interest income (a)	$55,669	$73,941	$73,079	$75,478	$74,733
Non-interest income (b)	184,943	285,795	273,737	240,334	221,377
Representation and warranty reserve - change in estimate (c)	17,395	25,231	124,492	46,028	60,538
Adjusted income	$258,007	$384,967	$471,308	$361,840	$356,648
Non-interest expense (d)	196,590	397,962	233,491	169,497	188,746
Asset resolution expense (e)	(16,445)	(21,241)	(12,487)	(20,581)	(36,770)
Adjusted non-interest expense	$180,145	$376,721	$221,004	$148,916	$151,976
Efficiency ratio (d/(a+b)) (1)	81.7%	110.6%	67.3%	53.7%	63.7%
Efficiency ratio (credit-adjusted) ((d-e)/((a+b)+c))) (1) (2)	69.8%	97.9%	46.9%	41.2%	42.6%

	March 31, 2013	December 31, 2012	March 31, 2012
Non-performing assets / Tier 1 capital + allowance for loan losses
Non-performing assets	$483,659	$520,557	$515,269
Tier 1 capital (to adjusted total assets) (1)	1,318,770	1,295,841	1,207,237
Allowance for loan losses	290,000	305,000	281,000
Tier 1 capital + allowance for loan losses	$1,608,770	$1,600,841	$1,488,237
Non-performing assets / Tier 1 capital + allowance for loan losses	30.1%	32.5%	34.6%

(1)
During the three months ended March 31, 2013, we had lower revenue, primarily due to a decrease in net gain on loan sale. During the three months ended December 31, 2012, expenses related to the legal accruals for pending and threatened litigation, including amounts paid in anticipation of a future settlement, of $188.5 million were included in the ratios.

(2)	Represents Tier 1 capital for the Bank.

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

Financial instruments used to manage interest rate risk include financial derivative products such as interest rate swaps and forward sales commitments. Further discussion of the use of and the accounting for derivative instruments is included in Notes 4 and 11 of the Notes to Consolidated Financial Statements, in Item 1 Financial Statements, herein. All of our derivatives are accounted for at fair market value. All mortgage loan production originated for sale is accounted for on a fair value basis.

To effectively measure and manage interest rate risk, sensitivity analysis is used to determine the impact on net market value of various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and net interest income sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by executive management and the board of directors on an ongoing basis. Business is traditionally managed to reduce overall exposure to changes in interest rates. However, management has the latitude to increase interest rate sensitivity position within certain limits if, in management's judgment, the increase will enhance profitability.

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

The following table is a summary of the changes in our NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off‑balance sheet instruments. The interest rate scenarios presented in the table include interest rates at March 31, 2013 and December 31, 2012 and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at March 31, 2013 and December 31, 2012, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this "natural business hedge" historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the NPV framework. Further, there can be no assurance that this natural business hedge would positively affect the net portfolio value in the same manner and to the same extent as in the past.

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

March 31, 2013					December 31, 2012
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change
300	$988	8.1%	$18	1.9%	300	$1,006	7.5%	$(223)	(18.1)%
200	$1,022	8.2%	$52	5.4%	200	$1,139	8.4%	$(91)	(7.4)%
100	$1,023	8.1%	$53	5.5%	100	$1,228	8.9%	$(2)	—%
Current	$970	7.6%	$—	—%	Current	$1,230	8.8%	$—	—%
(100)	$885	6.9%	$(85)	8.8%	(100)	$1,150	8.3%	$(80)	(6.5)%

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

Item 4. Controls and Procedures

(a)
Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of March 31, 2013 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.

(b)
Changes in Internal Controls. During the quarter ended March 31, 2013, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, the Company is party to legal proceedings incident to its business. See Note 20 of the Notes to Consolidated Financial Statements, in Item 1 Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended March 31, 2013.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended March 31, 2013.

Item 3. Defaults upon Senior Securities

The following sets forth defaults on senior securities and/or arrearage of the payment of dividends on preferred stock.

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock"), issued and outstanding in connection with the TARP Capital Purchase Program, the Company may defer payments of dividends for up to six quarters without default or penalty. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of March 31, 2013, the amount of the arrearage on the dividend payments of the Series C Preferred Stock is $18.9 million.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.38 +	Retention Agreement, dated February 28, 2013, by and between Flagstar Bank, FSB and Steven P. Issa

10.39 +	Offer Letter, dated February 3, 2011, executed by Joseph P. Campanelli and accepted by Daniel Landers

10.40 +	Retention Agreement, dated February 14, 2013, by and between Flagstar Bank, FSB and Daniel Landers

10.41 +	Retention Agreement, dated February 21, 2013, by and between Flagstar Bank, FSB and Salvatore A. Rinaldi

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101 **
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

FLAGSTAR BANCORP, INC.
Registrant

Date: April 30, 2013	/s/ Michael J. Tierney
Michael J. Tierney
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul D. Borja
Paul D. Borja
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.38 +	Retention Agreement, dated February 28, 2013, by and between Flagstar Bank, FSB and Steven P. Issa

10.39 +	Offer Letter, dated February 3, 2011, executed by Joseph P. Campanelli and accepted by Daniel Landers

10.40 +	Retention Agreement, dated February 14, 2013, by and between Flagstar Bank, FSB and Daniel Landers

10.41 +	Retention Agreement, dated February 21, 2013, by and between Flagstar Bank, FSB and Salvatore A. Rinaldi

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101 **
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

+ Constitutes a management contract or compensation plan or arrangement.

** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.