Form 10-Q
period 2013-06-30
FLAGSTAR BANCORP INC
filed 2013-07-30
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-16577

(Exact name of registrant as specified in its charter).

Michigan	38-3150651
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639
(Address of principal executive offices)	(Zip code)
(248) 312-2000
(Registrant’s telephone number, including area code)

Not applicable
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
As of July 25, 2013, 56,088,139 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013
TABLE OF CONTENTS (continued)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents
Cash and cash items (includes $381 and $0 of consolidated VIEs, respectively) (1)	$51,252	$38,070
Interest-earning deposits	2,653,191	914,723
Total cash and cash equivalents	2,704,443	952,793
Trading securities	50,039	170,086
Investment securities available-for-sale	92,930	184,445
Loans held-for-sale (includes $2,247,527 and $2,865,696 measured at fair value, respectively) (2)	2,331,458	3,939,720
Loans repurchased with government guarantees	1,509,365	1,841,342
Loans held-for-investment, net
Loans held-for-investment ($261,772 and $20,219 measured at fair value which includes $170,507 and $0 of consolidated VIEs, respectively) (1) (2)	4,491,153	5,438,101
Less: allowance for loan losses	(243,000)	(305,000)
Total loans held-for-investment, net	4,248,153	5,133,101
Mortgage servicing rights	729,019	710,791
Repossessed assets, net	86,382	120,732
Federal Home Loan Bank stock	301,737	301,737
Premises and equipment, net	227,771	219,059
Other assets	453,720	508,206
Total assets	$12,735,017	$14,082,012
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$1,181,226	$1,308,317
Interest bearing	6,288,841	6,985,978
Total deposits	7,470,067	8,294,295
Federal Home Loan Bank advances	2,900,000	3,180,000
Long-term debt (includes $119,980 and $0 of consolidated VIEs at fair value, respectively) (1) (2)	367,415	247,435
Representation and warranty reserve	185,000	193,000
Other liabilities ($23,651 and $19,100 measured at fair value which includes $381 and $0 of consolidated VIEs, respectively) (1) (2)	558,800	1,007,920
Total liabilities	11,481,282	12,922,650
Commitments and contingencies – Notes 8 and 18	—	—
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding, respectively	263,277	260,390
Common stock $0.01 par value, 70,000,000 shares authorized; 56,077,528 and 55,863,053 shares issued and outstanding, respectively	561	559
Additional paid in capital	1,477,484	1,476,569
Accumulated other comprehensive income (loss)	988	(1,658)
Accumulated deficit	(488,575)	(576,498)
Total stockholders’ equity	1,253,735	1,159,362
Total liabilities and stockholders’ equity	$12,735,017	$14,082,012

(1)	Amounts represent the assets and liabilities of consolidated variable interest entities ("VIEs").

(2)	Amounts represent the assets and liabilities for which the Company has elected the fair value option.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Interest Income
Loans	$81,731	$115,611	$173,680	$229,519
Investment securities available-for-sale or trading	1,838	6,850	3,932	15,421
Interest-earning deposits and other	1,489	462	2,435	874
Total interest income	85,058	122,923	180,047	245,814
Interest Expense
Deposits	12,148	18,321	25,656	37,307
Federal Home Loan Bank advances	24,171	27,386	48,332	54,779
Other	1,643	1,738	3,295	3,517
Total interest expense	37,962	47,445	77,283	95,603
Net interest income	47,096	75,478	102,764	150,211
Provision for loan losses	31,563	58,428	51,978	173,101
Net interest income (expense) after provision for loan losses	15,533	17,050	50,786	(22,890)
Non-Interest Income
Loan fees and charges	29,916	34,783	63,276	64,757
Deposit fees and charges	5,193	5,039	10,339	9,961
Loan administration	36,157	25,012	56,513	63,898
Gain (loss) on trading securities	21	3,711	72	(2,260)
Net gain on loan sales	144,791	212,666	282,331	417,518
Net transactions costs on sales of mortgage servicing rights	(4,264)	(983)	(8,483)	(3,299)
Net gain on investment securities available-for-sale (includes zero and $330 accumulated other comprehensive income reclassifications for unrealized net gains on investment securities available-for-sale)	—	20	—	330
Net gain (loss) on sale of assets	1,064	(26)	2,022	—
Total other-than-temporary impairment (loss) gain	(8,789)	(1,707)	(8,789)	2,810
Gain (loss) recognized in other comprehensive income before taxes	—	690	—	(5,002)
Net impairment losses recognized in earnings	(8,789)	(1,017)	(8,789)	(2,192)
Representation and warranty reserve – change in estimate	(28,940)	(46,028)	(46,336)	(106,566)
Other non-interest income	44,810	7,157	53,957	19,563
Total non-interest income	219,959	240,334	404,902	461,710

Flagstar Bancorp, Inc. Consolidated Statements of Operations, Continued (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Non-Interest Expense
Compensation and benefits	70,935	65,402	148,144	131,390
Commissions	15,402	17,838	32,863	33,305
Occupancy and equipment	22,198	18,706	41,574	35,656
Asset resolution	15,921	20,851	32,366	57,621
Federal insurance premiums	7,791	12,104	19,031	24,428
Loan processing expense	15,389	11,132	32,500	21,818
Legal and professional expense	16,390	13,084	45,229	29,901
Other non-interest expense	10,371	10,380	19,279	24,124
Total non-interest expense	174,397	169,497	370,986	358,243
Income before federal income taxes	61,095	87,887	84,702	80,577
(Benefit) provision for federal income taxes	(6,108)	500	(6,108)	500
Net Income	67,203	87,387	90,810	80,077
Preferred stock dividend/accretion	(1,449)	(1,417)	(2,887)	(2,824)
Net income applicable to common stock	$65,754	$85,970	$87,923	$77,253
Income per share
Basic	$1.11	$1.48	$1.44	$1.26
Diluted	$1.10	$1.47	$1.43	$1.26

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income	$67,203	$87,387	$90,810	$80,077
Other comprehensive income, before tax
Investment securities available-for-sale
Change in net unrealized loss on sale of investment securities available-for-sale	1,644	1,110	2,646	14,231
Reclassification of gain on sale of investment securities available-for-sale	—	(20)	—	(330)
Subsequent decreases in the fair value of investment securities available-for-sale previously written down as impaired	(2,681)	—	(2,681)	—
Additions for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	8,789	1,017	8,789	2,192
Total investment securities available-for-sale, before tax	7,752	2,107	8,754	16,093
Deferred tax benefit related to other comprehensive income resulting from the mortgage securitization being dissolved	(6,108)	—	(6,108)	—
Other comprehensive income, net of tax	1,644	2,107	2,646	16,093
Comprehensive income	$68,847	$89,494	$93,456	$96,170
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2011	$254,732	$556	$1,471,463	$(7,819)	$(639,216)	$1,079,716
(Unaudited)
Net income	—	—	—	—	80,077	80,077
Total other comprehensive income	—	—	—	16,093	—	16,093
Restricted stock issued	—	1	(1)	—	—	—
Accretion of preferred stock	2,824	—	—	—	(2,824)	—
Stock-based compensation	—	1	2,462	—	—	2,463
Balance at June 30, 2012	$257,556	$558	$1,473,924	$8,274	$(561,963)	$1,178,349
Balance at December 31, 2012	$260,390	$559	$1,476,569	$(1,658)	$(576,498)	$1,159,362
(Unaudited)
Net income	—	—	—	—	90,810	90,810
Total other comprehensive income	—	—	—	2,646	—	2,646
Restricted stock issued	—	1	(1)	—	—	—
Accretion of preferred stock	2,887	—	—	—	(2,887)	—
Stock-based compensation	—	1	916	—	—	917
Balance at June 30, 2013	$263,277	$561	$1,477,484	$988	$(488,575)	$1,253,735

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows (In thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Operating Activities
Net income	$90,810	$80,077
Adjustments to reconcile of net income to net cash used in operating activities:
Provision for loan losses	51,978	173,101
Depreciation and amortization	11,298	9,522
(Gain) loss on fair value of mortgage servicing rights	(14,862)	91,583
Net gain on loan sales	(282,331)	(417,518)
Net transactions costs on sales of mortgage servicing rights	8,483	3,299
Net (gain) loss on investment securities available-for-sale and trading	(72)	1,930
Other than temporary impairment losses on securities classified as available-for-sale	8,789	2,192
Net (gain) loss on transferors' interest	(45,534)	1,653
Proceeds from sales of loans held-for-sale	26,203,971	24,729,954
Origination and repurchase of mortgage loans held-for-sale, net of principal repayments	(24,235,093)	(24,930,729)
Net change in:
Decrease (increase) in repurchase of mortgage loans with government guarantees, net of claims received	331,977	(99,843)
Decrease in accrued interest receivable	25,342	1,215
Proceeds from sales of trading securities	120,122	141,220
(Increase) decrease in other assets	(43,257)	33,067
Representation and warranty reserve - change in estimate	46,336	106,566
Net charge-offs in representation and warranty reserve	(65,206)	(76,260)
Decrease in other liabilities	(190,248)	(6,245)
Net cash provided by (used in) operating activities	2,022,503	(155,216)
Investing Activities
Proceeds received from the sale of investment securities available-for-sale	—	39,881
Net repayment of investment securities available-for-sale	8,409	30,457
Net change from sales of loans held-for-investment	(296,204)	(268,919)
Principal repayments net of origination of portfolio loans	1,117,532	234,233
Proceeds received from the disposition of repossessed assets	59,499	59,259
Acquisitions of premises and equipment, net of proceeds	(19,733)	(14,534)
Proceeds received from the sale of mortgage servicing rights	222,801	16,394
Net cash provided by investing activities	1,092,304	96,771

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows, continued (In thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Financing Activities
Net (decrease) increase in deposit accounts	(824,228)	1,232,859
Net decrease in Federal Home Loan Bank advances	(280,000)	(553,000)
Net disbursement of payments of loans serviced for others	(279,085)	(103,537)
Net receipt of escrow payments	20,156	21,454
Net cash (used in) provided by financing activities	(1,363,157)	597,776
Net increase in cash and cash equivalents	1,751,650	539,331
Beginning cash and cash equivalents	952,793	731,058
Ending cash and cash equivalents	$2,704,443	$1,270,389
Supplemental disclosure of cash flow information
Loans held-for-investment transferred to repossessed assets	$90,212	$250,348
Interest paid on deposits and other borrowings	$74,255	$92,055
Federal income taxes paid	$5,300	$225
Reclassification of loans originated for investment to loans held-for-sale	$361,503	$287,396
Reclassification of mortgage loans originated held-for-sale then to loans held-for-investment	$65,299	$18,477
Mortgage servicing rights resulting from sale or securitization of loans	$237,106	$238,176
Recharacterization of investment securities available-for-sale to loans held-for-investment	$73,283	$—
Reconsolidation of HELOC's of variable interest entities (VIEs)	$170,507	$—
Reconsolidation of long-term debt of VIEs	$119,980	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Business

Flagstar Bancorp, Inc. ("Flagstar" or the "Company"), the holding company for Flagstar Bank, FSB (the "Bank") is a Michigan-based savings and loan holding company founded in 1993. The Company's business is primarily conducted through its principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At June 30, 2013, the Company's total assets were $12.7 billion. The Company is the largest bank headquartered in Michigan and one of the ten largest savings banks in the United States.

The Company offers a range of products and services to consumers and businesses. As of June 30, 2013, the Company operated 111 banking centers in Michigan and 40 home loan centers in 17 states. The Company originates loans nationwide and is among the top ten leading originators of residential first mortgage loans in the United States. The Company also offers consumer products including deposit accounts, standard and jumbo home mortgage loans, home equity lines of credit ("HELOC"), and personal loans, including auto and boat loans. The Company also offers commercial loans and treasury management services. Commercial products offered include deposit and sweep accounts, telephone banking, term loans and lines of credit, lease financing, government banking products and treasury management services including remote deposit and merchant services.

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

Note 2 – Basis of Presentation, Accounting Policies and Recent Developments

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. These interim financial statements include all adjustments, consisting of normal recurring accruals that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2013. In addition, certain prior period amounts have been reclassified to conform to the current period presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, which are available on the Company’s Investor Relations web page, at www.flagstar.com, and on the SEC website, at www.sec.gov.

Variable Interest Entities

The accompanying unaudited consolidated financial statements include variable interest entities ("VIEs") in which the Company has determined to have a controlling financial interest. The Company consolidates a VIE if it has: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity's economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., the Company is considered to be the primary beneficiary). Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments.

A VIE is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. On a quarterly basis, the Company will reassesses whether it has a controlling financial interest in and is the primary beneficiary of a VIE. The quarterly reassessment process considers whether the Company has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances.

The reassessment also considers whether the Company has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively, with assets and liabilities of a newly consolidated VIE initially recorded at fair value. A gain or loss may be recognized upon deconsolidation of a VIE depending on the carrying amounts of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements. The Company primarily uses VIEs for its securitization activities, in which the Company transfers whole loans or debt securities into a trust or other vehicle such that the assets are legally isolated from the creditors of the Company. Assets held in a trust can only be used to settle obligations of the trust. The creditors of these trusts typically have no recourse to the Company except in accordance with the Company's obligations under standard representations and warranties. When the Company is the servicer of whole loans held in a securitization trust, including home equity loans, the Company has the power to direct the most significant activities of the trust. The Company does not have the power to direct the most significant activities of a residential mortgage agency trust unless the Company holds substantially all of the issued securities and has the unilateral right to liquidate the trust. The Company consolidates a whole-loan securitization trust if it has the power to direct the most significant activities and also holds securities issued by the trust or has other contractual arrangements, other than standard representations and warranties, which could potentially be significant to the trust.

As a result of the settlement agreement with Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. ("Assured"), discussed below, the Company became the primary beneficiary of the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts because the Company obtained the power to direct the activities that most significantly impact the economic performance of the trusts (power to select or remove the servicer) and the obligation to absorb expected losses and receive residual returns (support of the guarantor and holder of residual interests in trusts). See Note 8 for information on VIEs.

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

Pledged Assets

The Company has pledged cash to collateralize the relationship with VISA and the servicing related exposures with Fannie Mae. At June 30, 2013 and December 31, 2012, the Company pledged $4.4 million and $9.8 million, respectively, of cash. For information regarding other pledged assets, see Notes 4, 5, 6, 7 and 10.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Consolidated Financial Statements or the Notes thereto or results of operations upon adoption.

In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." The guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective retrospectively, for annual and interim periods, beginning after December 15, 2013. The adoption of the guidance is not expected to have a material impact on the Consolidated Financial Statements or the Notes thereto.

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective prospectively, for annual and interim periods, beginning after December 15, 2013. The adoption of the guidance is not expected to have a material impact on the Consolidated Financial Statements or the Notes thereto.

Recent Developments

Preferred Stock and Warrant

On December 18, 2012, the U.S. Treasury announced its intention to auction during 2013 the preferred stock of a number of institutions, including the Company, that the U.S. Treasury purchased in 2009 under the Troubled Asset Relief Program ("TARP") Capital Purchase Program.. The auction of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), closed on March 28, 2013. The U.S. Treasury also auctioned the warrant to purchase up to approximately 645,138 shares of the Company's common stock, par value $0.01 per share (the "Common Stock") at an exercise price of $62.00 per share (the "TARP Warrant"). That auction closed on June 5, 2013. As a result of the auctions, the Series C Preferred Stock and the TARP Warrant are now held by third party investors unaffiliated with the U.S. government.

Commercial Loan Sales

Effective December 31, 2012, the Bank entered into a definitive Transaction Purchase and Sale Agreement (the "CIT Agreement") with CIT Bank, the wholly-owned U.S. commercial bank subsidiary of CIT Group Inc. ("CIT"). Under the terms of the CIT Agreement, CIT acquired $1.3 billion in commercial loan commitments, $784.3 million of which was outstanding at December 31, 2012 for a purchase price of $779.2 million. The Company recognized a gain of $1.0 million recorded in "net gain on sale of assets" on the Consolidated Statement of Operations. The loans sold consist primarily of asset-based loans, equipment leases and commercial real estate loans. The sale resulted in a reversal of $12.6 million to the allowance for loan loss associated with such loans and which the reversal was recognized at December 31, 2012.

Effective February 5, 2013, the Bank entered into a definitive Asset and Portfolio Purchase and Sale Agreement (the "Customers Agreement") with Customers Bank ("Customers") located in Wyomissing, Pennsylvania. Under the terms of the Customers Agreement, Customers acquired $187.6 million in commercial loan commitments, $150.9 million of which were outstanding at December 31, 2012. The loans sold consist primarily of commercial and industrial loans. The transaction settled on March 28, 2013 for a purchase price of $148.5 million.

Litigation Settlements

In 2009 and 2010, the Bank received repurchase demands from Assured with respect to HELOCs that were sold by the Bank in connection with the two non-agency HELOC securitizations. On February 5, 2013, the U.S. District Court for the Southern District of New York (the "Court") issued a decision in the lawsuit filed by Assured. The Court found in favor of Assured on its claims for breach of contract against the Bank in the amount of $89.2 million plus contractual interest and attorneys' fees and costs. On April 1, 2013, the Court issued a final judgment against the Company for a total of $106.5 million, consisting of $90.7 million in damages plus $15.9 million in pre-judgment interest. The Bank filed a notice of appeal later that month. The Court subsequently issued a memorandum order, in which the court reserved the decision regarding attorneys' fees until after the appeal. On June 21, 2013, the Bank entered into an agreement with Assured (the "Assured Settlement Agreement") to settle the litigation and the Bank's pending appeal. Pursuant to the terms of the Assured Settlement Agreement, Assured's judgment against the Bank has been deemed fully satisfied, the Bank's appeal has been dismissed, and, among other consideration and transaction provisions, the Bank has paid Assured $105.0 million. In addition, the Bank has assumed responsibility for future payments due by Assured to noteholders in the Flagstar non-agency HELOC securitization trust (the "FSTAR 2005-1") and Flagstar non-agency HELOC securitization trust (the "FSTAR 2006-2"), (collectively the "HELOC securitization trusts"), and will receive future reimbursements for claims paid to which Assured would otherwise have been entitled. As a result, the Bank recorded a $49.1 million gain, arising from the reconsolidation of the assets and liabilities of the HELOC securitization trusts at fair value and the reversal of related reserves for pending and threatened litigation.

In May 2010, the Bank received repurchase demands from MBIA Insurance Corporation ("MBIA") with respect to closed-end, fixed and adjustable second mortgage loans that were sold by the Bank in connection with its two non-agency second mortgage loan securitizations. On January 11, 2013, MBIA filed a lawsuit against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it has paid and will pay under the respective insurance policies, plus interest and costs. In the litigation, MBIA alleged damages to date of $165.0 million and unspecified future damages. In March 2013, the Bank filed a motion to dismiss, and MBIA filed a motion for partial summary judgment on the basis of collateral estoppel. On May 2, 2013, the Bank entered into an agreement with MBIA (the "MBIA Settlement Agreement") to settle the litigation. Pursuant to the terms of the MBIA Settlement Agreement, MBIA dismissed its lawsuit against the Bank and in exchange, among other consideration and transaction provisions, the Bank paid MBIA $110.0 million. Following the MBIA Settlement Agreement, the Flagstar non-agency second mortgage securitization trust (the "FSTAR 2006-1") which was recorded as available-for-sale investment securities, was collapsed and the Company then transferred the loans associated with the securitization to its loans held-for-investment portfolio at fair value, approximately $73.3 million of second mortgage loans, and dissolved the FSTAR 2006-1 mortgage securitization trust. As a result, the Company recognized a $4.9 million loss during the three months ended June 30, 2013. In addition, the MBIA Settlement Agreement also noted that MBIA will be required to satisfy all of its obligation under the Flagstar non-agency second mortgage securitization trust (the "FSTAR 2007-1") insurance policy and related FSTAR 2007-1 obligations without further recourse to the Company.

For further information, see Notes 8 and 18.

Note 3 – Fair Value Measurements

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

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets

Trading securities. These securities are comprised of U.S. government sponsored agency securities, U.S. Treasury bonds and non-investment grade residual securities that arose from private-label securitizations of the Company. The U.S. government sponsored agency securities and U.S. Treasury bonds trade in an active, open market with readily observable prices and are therefore classified within the Level 1 valuation hierarchy. The non-investment grade residual securities do not trade in an active, open market with readily observable prices and are therefore classified within the Level 3 valuation hierarchy. Under Level 3, the fair value of residual securities is determined by discounting estimated net future cash flows using expected prepayment rates and discount rates that approximate current market rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities collateral, considering such factors as loss experience, delinquencies, loan-to-value ratios, borrower credit scores and property type.

Investment securities available-for-sale. These securities are comprised of U.S. government sponsored agencies and non-agency collateralized mortgage obligations ("CMOs") and municipal obligations.

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

•
The Company determined the fair value of the mortgage securitization, FSTAR 2006-1 securitization trust, using a discounted estimated net future cash flow model and therefore classified it within the Level 3 valuation hierarchy as the model utilizes significant inputs which are unobservable. Following the MBIA Settlement Agreement, the FSTAR 2006-1 mortgage securitization, which was recorded as available-for-sale investment securities, was collapsed and the Company then transferred the loans associated with the securitization to its loan held-for-investment portfolio at fair value and dissolved the FSTAR 2006-1 mortgage securitization trust.

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

Loans held-for-investment. Loans held-for-investment are generally recorded at amortized cost. The Company does not record these loans at fair value on a recurring basis. However, from time to time, a loan becomes impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, or discounted cash flows. The fair value of the underlying collateral is determined, where possible, using market prices derived from appraisals or broker price opinions which are considered to be Level 3. Fair value may also be measured using the present value of expected cash flows discounted at the loan's effective interest rate. The Company records the impaired loans as a non-recurring Level 3 valuation.

Loans held-for-investment on a recurring basis are loans that were previously recorded as loans held-for-sale but subsequently transferred to the held-for-investment category. As the Company selected the fair value option for the held-for-sale loans, they continue to be reported at fair value and measured consistent with the Level 2 methodology for loans held-for-sale.

As of June 30, 2013, the HELOC securitizations have been reconsolidated such that the HELOC loans associated with the FSTAR 2005-1 and FSTAR 2006-2 securitization trusts have been recorded in the Consolidated Financial Statement as loans held-for-investment, as a result of the Assured Settlement Agreement. These loans are recorded at fair value using the present value of expected cash flows discounted at market rates typical of assets with similar risk profiles. The Company records these loans as a recurring Level 3 valuation. Included in loans held-for-investment prior to June 30, 2013 was transferors' interest on the HELOC securitization trusts. The Company determined the fair value of transferors' interest based on the claims due to the note insurer and continuing credit losses on the loans underlying the securitizations, which were considered to be Level 3.

Also, included in loans held-for-investment is the second mortgage loans associated with the previous FSTAR 2006-1 mortgage securitization trust. The loans are valued using a discounted estimated net future cash flow model and therefore classified within the Level 3 valuation hierarchy as the model utilizes significant inputs which are unobservable. As a result of the MBIA Settlement Agreement, the FSTAR 2006-1 mortgage securitization, which was recorded as available-for-sale investment securities, was collapsed and the Company then transferred the second mortgage loans associated with the mortgage securitization to its loans held-for-investment portfolio at fair value and dissolved the FSTAR 2006-1 mortgage securitization trust. The Company records these loans as a recurring Level 3 valuation. See Note 8 - Private-Label Securitization and Variable Interest Entities for additional information.

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

MSRs. Although there are MSR sales transacting, the current market for residential MSRs is not sufficiently liquid to provide participants with quoted market prices for all tranches of MSRs. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of residential MSRs include mortgage prepayment speeds and discount rates. Management obtains third-party valuations of the residential MSR portfolio on a quarterly basis from independent valuation experts to assess the reasonableness of the fair value calculated by its internal valuation model. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. See Note 9 - Mortgage Servicing Rights, for the key assumptions used in the residential MSR valuation process.

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

Long-term debt. As a result of the Assured Settlement Agreement, the Company reconsolidated the debt associated with the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts at fair value. The fair value of the debt is estimated using quantitative models which incorporate observable and, in some instances, unobservable inputs including security prices, interest rate yield curves, option volatility, currency, commodity or equity rates and correlations between these inputs. The Company also considers the impact of its own credit spreads in determining the discount rate used to value these liabilities. The credit spread is determined by reference to observable spreads in the secondary bond markets, which are considered to be Level 3. The Company records this debt as a recurring Level 3 valuation.

DOJ litigation settlement. On February 24, 2012, the Company announced that the Bank had entered into an agreement (the "DOJ Agreement") with the U.S. Department of Justice ("DOJ") relating to certain underwriting practices associated with loans insured by the Federal Housing Administration ("FHA") of the Department of Housing and Urban Development ("HUD"). The Bank and the DOJ entered into the DOJ Agreement pursuant to which the Bank agreed to comply with all applicable HUD and FHA rules related to the continued participation in the direct endorsement lender program, make an initial payment of $15.0 million within 30 business days of the effective date of the DOJ Agreement, make payments of approximately $118.0 million contingent upon the occurrence of certain future events (the "Additional Payments"), and complete a monitoring period by an independent third party chosen by the Bank and approved by HUD. The Company made the initial payment of $15.0 million on April 3, 2012.

The Company has elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement. The signed DOJ Agreement establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability. The Company made the fair value election as of December 31, 2011, the date the Company first recognized the financial instrument in its financial statements.

At June 30, 2013, the cash flows are discounted using a 13.6 percent discount rate that is inclusive of the risk free rate based on the expected duration of the liability and an adjustment for non-performance risk that represents the Company's credit risk. The model assumes 12 quarters of sustained profitability prior to reversing the valuation allowance associated with the deferred tax asset.

The liability is classified within Level 3 of the valuation hierarchy given the projections of earnings and growth rate assumptions are unobservable inputs. The litigation settlement is included in other liabilities on the Consolidated Financial Statements and changes in the fair value of the litigation settlement will be recorded each quarter in other non-interest expense on the Consolidated Statements of Operations.

Assets and liabilities measured at fair value on a recurring basis

The following tables present the financial instruments carried at fair value as of June 30, 2013 and December 31, 2012, by caption on the Consolidated Statement of Financial Condition and by level in the valuation hierarchy.

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2013	(Dollars in thousands)
Trading securities
U.S. Treasury bonds	$50,039	$—	$—	$50,039
Investment securities available-for-sale
U.S. government sponsored agencies	63,180	—	—	63,180
Municipal obligations	—	29,750	—	29,750
Loans held-for-sale
Residential first mortgage loans	—	2,247,527	—	2,247,527
Loans held-for-investment
Residential first mortgage loans	—	17,938	—	17,938
Second mortgage loans	—	—	73,327	73,327
HELOC loans	—	—	170,507	170,507
Mortgage servicing rights	—	—	729,019	729,019
Derivative assets
Forward agency and loan sales	—	148,160	—	148,160
Interest rate swaps	—	1,220	—	1,220
Total derivative assets	—	149,380	—	149,380
Total assets at fair value	$113,219	$2,444,595	$972,853	$3,530,667
Derivative liabilities
Rate lock commitments	$—	$—	$(23,746)	$(23,746)
U.S. Treasury futures	(11,389)	—	—	(11,389)
Agency forwards	(12,755)	—	—	(12,755)
Interest rate swaps	—	(1,220)	—	(1,220)
Total derivative liabilities	(24,144)	(1,220)	(23,746)	(49,110)
Warrant liabilities	—	(7,854)	—	(7,854)
Long-term debt	—	—	(119,980)	(119,980)
DOJ litigation	—	—	(23,270)	(23,270)
Total liabilities at fair value	$(24,144)	$(9,074)	$(166,996)	$(200,214)

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2012	(Dollars in thousands)
Trading securities
U.S. Treasury bonds	$170,086	$—	$—	$170,086
Investment securities available-for-sale
Mortgage securitization	—	—	91,117	91,117
U.S. government sponsored agencies	79,717	—	—	79,717
Municipal obligations	—	13,611	—	13,611
Loans held-for-sale
Residential first mortgage loans	—	2,865,696	—	2,865,696
Loans held-for-investment
Residential first mortgage loans	—	20,219	—	20,219
Transferors' interest	—	—	7,103	7,103
Mortgage servicing rights	—	—	710,791	710,791
Derivative assets
U.S. Treasury futures	2,203	—	—	2,203
Rate lock commitments	—	—	86,200	86,200
Agency forwards	3,618	—	—	3,618
Interest rate swaps	—	5,813	—	5,813
Total derivative assets	5,821	5,813	86,200	97,834
Total assets at fair value	$255,624	$2,905,339	$895,211	$4,056,174
Derivative liabilities
Forward agency and loan sales	$—	$(14,021)	$—	$(14,021)
Interest rate swaps	—	(5,813)	—	(5,813)
Total derivative liabilities	—	(19,834)	—	(19,834)
Warrant liabilities	—	(11,346)	—	(11,346)
DOJ litigation	—	—	(19,100)	(19,100)
Total liabilities at fair value	$—	$(31,180)	$(19,100)	$(50,280)

A determination to classify a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 inputs, observable inputs (that is, inputs that are actively quoted and can be validated to external sources). Also, the Company manages the risk associated with the observable components of Level 3 financial instruments using securities and derivative positions that are classified within Level 1 or Level 2 of the valuation hierarchy; these Level 1 and Level 2 risk management instruments are not included below, and therefore the gains and losses in the tables do not reflect the effect of the Company's risk management activities related to such Level 3 instruments. If the market for an instrument becomes more liquid or active and pricing models become available which allow for readily observable inputs, the Company will transfer the instruments from Level 3 to Level 2 valuation hierarchy.

Non-agency CMOs were transferred from Level 3 to Level 2 during the six months ended June 30, 2012 due to increased market liquidity and an increase in the number of available pricing models. The non-agency CMOs were valued based on pricing provided by external pricing services and were subsequently sold during the third quarter 2012.

Transferor's interest was transferred into Level 3 during the six months ended June 30, 2012 due to the assumptions utilized in the valuation of the claims to the note insurer and continuing credit losses on the loans underlying the securitization. Transferor's interest were valued based on pricing of the loans underlying the securitization and were now classified within Level 3 of the valuation hierarchy. As a result of the Assured litigation, the transferor's interest has been reversed and the assets and liabilities of the FSTAR 2005-1 HELOC securitization trust have been recorded on the Consolidated Financial Statements.

The Company had no transfers of assets or liabilities recorded at fair value between the fair value Levels for the three and six months ended June 30, 2013, respectively.

Fair value measurements using significant unobservable inputs

The tables below include a roll forward of the Consolidated Statement of Financial Condition amounts for the three and six months ended June 30, 2013 and 2012 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

		Recorded in Earnings		Recorded in OCI
Three Months Ended June 30, 2013	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases	Sales	Settlements	Transfers In (Out)	Balance at End of Period	Unrealized Gains / (Losses) Held at End of Period (4)
Assets	(Dollars in thousands)
Investment securities available-for-sale (1)(2)
Mortgage securitization	$87,356	$—	$(8,789)	$(356)	$—	$(73,327)	$(4,884)	$—	$—	$—
Loans held-for-investment
Second mortgage loans	—	—	(7,216)	—	80,543	—	—	$—	$73,327	—
HELOC loans	—	—	—	—	170,507	—	—	$—	$170,507	—
Transferors' interest	6,872	—	45,708	—	—	—	(52,580)	$—	$—	—
Mortgage servicing rights	727,207	62,150	—	—	110,612	(139,302)	(31,648)	—	729,019	47,018
Totals	$821,435	$62,150	$29,703	$(356)	$361,662	$(212,629)	$(89,112)	$—	$972,853	$47,018
Liabilities
Derivative financial instruments
Rate lock commitments	$51,389	$(135,727)	$—	$—	$98,577	$(31,673)	$(6,312)	$—	$(23,746)	$(49,779)
Long-term debt	—	—	—	—	(119,980)	—	—	—	(119,980)	—
DOJ litigation	(19,100)	—	(4,170)	—	—	—	—	—	(23,270)	—
Totals	$32,289	$(135,727)	$(4,170)	$—	$(21,403)	$(31,673)	$(6,312)	$—	$(166,996)	$(49,779)

Three Months Ended June 30, 2012
Investment securities available-for-sale (1)(2)(3)
Non-agency CMOs	$235,136	$(1,017)	$20	$656	$—	$(20,816)	$(9,653)	$—	$204,326	$—
Mortgage securitization	105,034	—	—	1,006	—	—	(5,734)	—	100,306	—
Loans held-for-investment
Transferors' interest	8,985	(1,244)	—	—	—	—	(81)	—	7,660	(1,244)
Mortgage servicing rights	596,830	(55,491)	—	—	126,691	—	(29,165)	—	638,865	(49,145)
Derivative financial instruments
Rate lock commitments	68,248	186,426	—	—	215,389	(249,745)	(87,930)	—	132,388	7,846
Totals	$1,014,233	$128,674	$20	$1,662	$342,080	$(270,561)	$(132,563)	$—	$1,083,545	$(42,543)
Liabilities
DOJ litigation	$(19,100)	$—	$—	$—	$—	$—	$—	$—	$(19,100)	$—

		Recorded in Earnings		Recorded in OCI
Six Months Ended June 30, 2013	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases	Sales	Settlements	Transfers In (Out)	Balance at End of Period	Changes In Unrealized Held at End of Period (4)
Assets	(Dollars in thousands)
Investment securities available-for-sale (1)(2)(3)
Mortgage securitization	91,117	—	(8,789)	871	—	(73,327)	(9,872)	—	—	—
Loans held-for-investment
Second mortgage loans	—	—	(7,216)	—	80,543	—	—	—	73,327	—
HELOC loans	—	—	—	—	170,507	—	—	—	170,507	—
Transferor's interest	7,103	(174)	45,708	—	—	—	(52,637)	—	—	(174)
Residential mortgage servicing rights	710,791	83,990	—	—	237,106	(233,739)	(69,129)	—	729,019	65,895
Totals	$809,011	$83,816	$29,703	$871	$488,156	$(307,066)	$(131,638)	$—	$972,853	$65,721
Liabilities
Derivative financial instruments
Rate lock commitments	$86,200	$(166,552)	$—	$—	$238,088	$(150,488)	$(30,994)	$—	$(23,746)	$(46,549)
Long-term debt	—	—	—	—	(119,980)	—	—	—	(119,980)	—
DOJ litigation	(19,100)	—	(4,170)	—	—	—	—	—	(23,270)	—
Totals	67,100	$(166,552)	$(4,170)	$—	$118,108	$(150,488)	$(30,994)	$—	$(166,996)	$(46,549)
Six Months Ended June 30, 2012
Investment securities available-for-sale (1)(2)(3)
Non-agency CMOs	$254,928	$(2,192)	$330	$17,160	$—	$(44,920)	$(20,980)	$—	$204,326	$—
Mortgage securitization	110,328	—	—	1,691	—	—	(11,713)	—	100,306	—
Loans held-for-investment
Transferor's interest	9,594	(1,653)	—	—	—	—	(281)	—	7,660	(1,653)
Mortgage servicing rights	510,475	(35,586)	—	—	238,175	(18,202)	(55,997)	—	638,865	(29,750)
Derivative financial instruments
Rate lock commitments	70,965	234,765	—	—	386,537	(408,913)	(150,966)	—	132,388	6,482
Totals	$956,290	$195,334	$330	$18,851	$624,712	$(472,035)	$(239,937)	$—	$1,083,545	$(24,921)
Liabilities
DOJ litigation	$(18,300)	$—	$(800)	$—	$—	$—	$—	$—	$(19,100)	$—

(1)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in non-interest income.

(2)
U.S. government agency investment securities available-for-sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation. Non-agency CMOs investment securities available-for-sale are valued using internal valuation models and pricing information from third parties.

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

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of June 30, 2013 and December 31, 2012.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2013	(Dollars in thousands)
Assets
FSTAR 2006-1 second mortgage loans	$73,327	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average Loss severity	7.2% - 10.8% (9.0%) 8.8% - 13.2% (11.0%) 4.3% - 6.4% (5.4%) 80.0% - 120.0% (100.0%)
FSTAR 2005-1 HELOC loans	$85,209	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	5.6% - 8.4% (7.0%) 9.6% - 14.4% (12.0%) 11.5% - 17.3% (14.4%) 80.0% - 120.0% (100.0%)
FSTAR 2006-2 HELOC loans	$85,298	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	7.2% - 10.8% (9.0%) 8.0% - 12.0% (10.0%) 39.9% - 60.0% (49.8%) 80.0% - 120.0% (100.0%)
Mortgage servicing rights	$729,019	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	5.2% - 7.7% (6.4%) 10.6% - 15.6% (13.2%) 60.1% - 90.2% (75.2%)
Liabilities
Rate lock commitments	$(23,746)	Mark-to-Market	Origination pull-through rate	64.0% - 95.9% (79.9%)
FSTAR 2005-1 Long-term debt	$(62,060)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	5.6% - 8.4% (7.0%) 9.6% - 14.4% (12.0%) 11.5% - 17.3% (14.4%) 80.0% - 120.0% (100.0%)
FSTAR 2006-2 Long-term debt	$(57,920)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	7.2% - 10.8% (9.0%) 8.0% - 12.0% (10.0%) 39.9% - 60.0% (49.8%) 80.0% - 120.0% (100.0%)
DOJ litigation settlement	$(23,270)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2012	(Dollars in thousands)
Assets
FSTAR 2006-1 mortgage securitization	$91,117	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average Loss severity	7.2% - 10.8% (9.0%) 7.6% - 11.3% (9.4%) 5.3% - 8.0% (6.7%) 80.0% - 120.0% (100.0%)
FSTAR 2005-1 transferors' interest	$7,103	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	4.6% - 6.9% (5.7%) 9.6% - 14.4% (12.0%) 11.4% - 17.2% (14.3%) 80.0% - 120.0% (100.0%)
Mortgage servicing rights	$710,791	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	4.9% - 7.4% (6.1%) 14.0% - 20.3% (17.3%) 58.6% - 87.9% (73.3%)
Rate lock commitments	$86,200	Mark-to-Market	Origination pull-through rate	62.8% - 94.2% (78.5%)
Liabilities
DOJ litigation settlement	$(19,100)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

The significant unobservable inputs used in the fair value measurement of the FSTAR 2006-1 mortgage securitization trust are discount rates, prepayment rates and default rates. While loss severity (in the event of default) is an unobservable input, the sensitivity of the fair value to this input is zero because of the insurer coverage on the FSTAR 2006-1 mortgage securitization trust. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases in both prepay rates and default rates in isolation result in a higher fair value; however, generally a change in the assumption used for the probability of default is accompanied by a directionally opposite change in the assumption used for prepayment rates, which would offset a portion of the fair value change.

The significant unobservable inputs used in the fair value measurement of the second mortgage loans are discount rates, prepayment rates, default rates, and loss severity. While the sensitivity of the fair value to the unobservable input loss severity (in the event of default) was historically zero because of the insurer coverage on the FSTAR 2006-1 mortgage securitization trust, it now has an impact as MBIA terminated its insurance policy as a result of the litigation settlement. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases in both prepay rates and default rates in isolation result in a higher fair value; however, generally a change in the assumption used for the probability of default is accompanied by a directionally opposite change in the assumption used for prepayment rates, which would offset a portion of the fair value change. Significant decreases in loss severity in isolation would result in a higher fair value measurement, however, significant increases in loss severity in isolation would have no affect on the fair value measurement.

The significant unobservable inputs used in the fair value measurement of the HELOC loans are discount rates, prepayment rates, loss rates and loss severity. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases in both prepay rates and loss rates in isolation result in a lower fair value; however, generally a change in the assumption used for the loss rate is accompanied by a directionally opposite change in the assumption used for prepayment rates, which would offset a portion of the fair value change. Significant increases (decreases) in the loss severity rate in isolation would result in a significantly lower (higher) fair value measurement.

The significant unobservable inputs previously used in the fair value measurement of the transferors' interest are discount rates, prepayment rates, loss rates and loss severity. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases in both prepay rates and loss rates in isolation result in a lower fair value; however, generally a change in the assumption used for the loss rate is accompanied by a directionally opposite change in the assumption used for prepayment rates, which would offset a portion of the fair value change. Significant increases (decreases) in the loss severity rate in isolation would result in a significantly lower (higher) fair value measurement.

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

The significant unobservable inputs used in the fair value measurement of the long-term debt are discount rates, prepayment rates, loss rates and loss severity. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases in both prepay rates and loss rates in isolation result in a lower fair value; however, generally a change in the assumption used for the loss rate is accompanied by a directionally opposite change in the assumption used for prepayment rates, which would offset a portion of the fair value change. Significant increases (decreases) in the loss severity rate in isolation would result in a significantly lower (higher) fair value measurement.

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
Assets Measured at Fair Value on a Non-recurring Basis

Level 3

June 30, 2013
Impaired loans held-for-investment (1)
Residential first mortgage loans	$78,558
Commercial real estate loans	51,728
Repossessed assets (2)	86,382
Totals	$216,668
December 31, 2012
Impaired loans held-for-investment (1)
Residential first mortgage loans	$147,036
Commercial real estate loans	73,810
Repossessed assets (2)	120,732
Totals	$341,578

(1)
The Company recorded $5.1 million and $42.6 million in fair value losses on impaired loans (included in provision for loan losses on the Consolidated Statements of Operations) during the three and six months ended June 30, 2013, respectively, compared to $42.1 million and $89.9 million in fair value losses on impaired loans during the three and six months ended June 30, 2012, respectively.

(2)
The Company recorded $1.6 million and $2.4 million in losses related to write-downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net gains of $6.2 million and $10.6 million on sales of repossessed assets (both write-downs and net gains/losses are included in asset resolution expense on the Consolidated Statements of Operations) during the three and six months ended June 30, 2013, respectively, compared to $4.0 million and $9.8 million in losses related to write-downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net gains of $3.2 million and $2.5 million on sales of repossessed assets during the three and six months ended June 30, 2012, respectively.

The following tables present the quantitative information about non-recurring Level 3 fair value financial instruments and the fair value measurements as of June 30, 2013 and December 31, 2012.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
June 30, 2013	(Dollars in thousands)
Impaired loans held-for-investment
Residential mortgage loans	$78,558	Fair value of collateral	Loss severity discount	0% - 100% (44.9%)
Commercial real estate loans	$51,728	Fair value of collateral	Loss severity discount	0% - 100% (36.5%)
Repossessed assets	$86,382	Fair value of collateral	Loss severity discount	0% - 100% (40.0%)

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
December 31, 2012	(Dollars in thousands)
Impaired loans held-for-investment
Residential mortgage loans	$147,036	Fair value of collateral	Loss severity discount	0% - 100% (46.6%)
Commercial real estate loans	$73,810	Fair value of collateral	Loss severity discount	0% - 100% (41.6%)
Repossessed assets	$120,732	Fair value of collateral	Loss severity discount	0% - 100% (44.0%)

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

The following table presents the carrying amount and estimated fair value of certain financial instruments.

	June 30, 2013
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$2,704,443	$2,704,443	$2,704,443	$—	$—
Trading securities	50,039	50,039	50,039	—	—
Investment securities available-for-sale	92,930	92,930	63,180	29,750	—
Loans held-for-sale	2,331,458	2,296,035	—	2,296,035	—
Loans repurchased with government guarantees	1,509,365	1,424,635	—	1,424,635	—
Loans held-for-investment, net	4,248,153	4,079,786	—	17,938	4,061,848
Accrued interest receivable	66,650	66,650	—	66,650	—
Repossessed assets	86,382	86,382	—	—	86,382
Federal Home Loan Bank stock	301,737	301,737	301,737	—	—
Mortgage servicing rights	729,019	729,019	—	—	729,019
Customer initiated derivative interest rate swaps	1,220	1,220	—	1,220	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(3,759,267)	(3,643,973)	—	(3,643,973)	—
Certificates of deposit	(2,154,208)	(2,168,627)	—	(2,168,627)	—
Government deposits	(654,889)	(650,627)	—	(650,627)	—
Wholesale deposits	(74,382)	(75,410)	—	(75,410)	—
Company controlled deposits	(827,321)	(823,153)	—	(823,153)	—
Federal Home Loan Bank advances	(2,900,000)	(3,091,405)	(3,091,405)	—	—
Long-term debt	(367,415)	(227,030)	—	(107,050)	(119,980)
Accrued interest payable	(16,449)	(16,449)	—	(16,449)	—
Warrant liabilities	(7,854)	(7,854)	—	(7,854)	—
DOJ litigation settlement	(23,270)	(23,270)	—	—	(23,270)
Customer initiated derivative interest rate swaps	(1,220)	(1,220)	—	(1,220)	—
Derivative Financial Instruments
Forward agency and loan sales	148,160	148,160	—	148,160	—
Rate lock commitments	(23,746)	(23,746)	—	—	(23,746)
U.S. Treasury and agency futures/forwards	(24,144)	(24,144)	(24,144)	—	—

	December 31, 2012
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$952,793	$952,793	$952,793	$—	$—
Trading securities	170,086	170,086	170,086	—	—
Investment securities available-for-sale	184,445	184,445	79,717	13,611	91,117
Loans held-for-sale	3,939,720	3,945,133	—	3,945,133	—
Loans repurchased with government guarantees	1,841,342	1,704,317	—	1,704,317	—
Loans held-for-investment, net	5,133,101	5,119,704	—	20,219	5,099,485
Accrued interest receivable	91,992	91,992	—	91,992	—
Repossessed assets	120,732	120,732	—	—	120,732
Federal Home Loan Bank stock	301,737	301,737	301,737	—	—
Mortgage servicing rights	710,791	710,791	—	—	710,791
Customer initiated derivative interest rate swaps	5,813	5,813	—	5,813	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(3,192,006)	(3,121,643)	—	(3,121,643)	—
Certificates of deposit	(3,175,481)	(3,199,242)	—	(3,199,242)	—
Government accounts	(819,078)	(816,258)	—	(816,258)	—
Wholesale deposits	(99,338)	(101,729)	—	(101,729)	—
Company controlled deposits	(1,008,392)	(1,005,780)	—	(1,005,780)	—
Federal Home Loan Bank advances	(3,180,000)	(3,422,567)	(3,422,567)	—	—
Long-term debt	(247,435)	(78,220)	—	(78,220)	—
Accrued interest payable	(13,420)	(13,420)	—	(13,420)	—
Warrant liabilities	(11,346)	(11,346)	—	(11,346)	—
DOJ litigation settlement	(19,100)	(19,100)	—	—	(19,100)
Customer initiated derivative interest rate swaps	(5,813)	(5,813)	—	(5,813)	—
Derivative Financial Instruments
Forward agency and loan sales	(14,021)	(14,021)	—	(14,021)	—
Rate lock commitments	86,200	86,200	—	—	86,200
U.S. Treasury and agency futures/forwards	5,821	5,821	5,821	—	—

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

Federal Home Loan Bank stock. No secondary market exists for Federal Home Loan Bank stock. The stock is bought and sold at par by the Federal Home Loan Bank. Management believes that the recorded value is the fair value.

Accrued interest receivable. The carrying amount is considered a reasonable estimate of fair value.

Deposit accounts. The fair value of demand deposits and savings accounts approximates the carrying amount. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for certificates of deposit with similar remaining maturities.

Federal Home Loan Bank advances. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.

Long-term debt. The fair value of the long-term debt is estimated based on a discounted cash flow model that incorporates the Company’s current borrowing rates for similar types of borrowing arrangements.

Accrued interest payable. The carrying amount is considered a reasonable estimate of fair value.

Fair Value Option

The Company elected to measure at fair value certain financial assets and financial liabilities. The Company elected fair value option for the following items to mitigate a divergence between accounting losses and economic exposure.

The Company elected the fair value option for held-for-sale loans, originated post 2009, and the litigation settlement liability to better reflect the management of these financial instruments on a fair value basis. Loan held-for-investment include loans that were originated as loans held-for-sale and later transferred to loans held-for-investment at fair value. Interest income on loans held-for-sale is accrued on the principal outstanding primarily using the "simple-interest" method. Interest expense on the litigation settlement will be included in the overall change in fair value of the liability each quarter. Direct loan origination cost and fees on loans held-for-sale are recognized in income at origination.

As a result of the MBIA Settlement Agreement, the Company dissolved the FSTAR 2006-1 mortgage securitization trust and transferred the second mortgage loans, underlying the collapsed FSTAR 2006-1 mortgage securitization which were carried at fair value in available-for-sale investment securities. The change in fair value relating to the loans is recorded in other non-interest income.

As a result of the Assured Settlement Agreement, the Company elected the fair value option for the assets and liabilities of reconsolidated VIEs related to the HELOC securitization trusts. This option is generally elected for newly consolidated VIEs for which predominantly all of the Company's interests, prior to consolidation, are carried at fair value with changes in fair value recorded to earnings. The change in fair value relating to the assets and liabilities of these transactions is recorded in other non-interest income. Accordingly, such an election allows the Company to continue fair value accounting through earnings for those interests and eliminate income statement mismatch otherwise caused by differences in the measurement basis of the consolidated VIEs assets and liabilities.

The Company elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement. The signed DOJ Agreement establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability. The Company made the fair value election as of December 31, 2011, the date the Company first recognized the financial instrument in its financial statements.

The following table reflects the change in fair value included in earnings (and the account recorded in) for the assets and liabilities for which the fair value option has been elected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Assets	(Dollars in thousands)
Loans held-for-sale
Net gain on loan sales	$(19,336)	$176,913	$68,307	$297,978
Loans held-for-investment
Interest income on loans	$(26)	$689	$(806)	$(381)
Other non-interest income	36,854	—	36,854	—
Liabilities
DOJ Agreement liability
Legal and professional expense	$4,170	$—	$4,170	$800
The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of June 30, 2013 and December 31, 2012 for assets and liabilities for which the fair value option has been elected.

	June 30, 2013			December 31, 2012
	(Dollars in thousands)
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
Assets
Nonaccrual loans
Loans held-for-sale	$—	$—	$—	$222	$240	$18
Loans held-for-investment	7,738	7,695	(43)	2,021	2,064	43
Total non-accrual loans	$7,738	$7,695	(43)	$2,243	$2,304	$61
Other performing loans
Loans held-for-sale	$2,215,995	$2,247,527	$31,532	$2,734,756	$2,865,456	$130,700
Loans held-for-investment	289,542	254,077	(35,465)	17,589	18,155	566
Total other performing loans	$2,505,537	$2,501,604	$(3,933)	$2,752,345	$2,883,611	$131,266
Total loans
Loans held-for-sale	$2,215,995	$2,247,527	$31,532	$2,734,978	$2,865,696	$130,718
Loans held-for-investment	297,280	261,772	(35,508)	19,610	20,219	609
Total loans	$2,513,275	$2,509,299	$(3,976)	$2,754,588	$2,885,915	$131,327
Liabilities
Long-term debt	$(119,980)	$(119,980)	$—	$—	$—	$—
DOJ litigation settlement	N/A (1)	(23,270)	N/A (1)	N/A (1)	(19,100)	N/A (1)

(1)
Remaining principal outstanding is not applicable to the litigation settlement because it does not obligate the Company to return a stated amount of principal at maturity, but instead return an amount based upon performance on the underlying terms in the DOJ Agreement.

Note 4 – Investment Securities

As of June 30, 2013 and December 31, 2012, investment securities were comprised of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2013
Trading securities
U.S. Treasury bonds	$49,998	$41	$—	$50,039
Available-for-sale securities
Mortgage securitization	$—	$—	$—	$—
U.S. government sponsored agencies	62,192	988	—	63,180
Municipal obligations	29,750	—	—	29,750
Total available-for-sale securities	$91,942	$988	$—	$92,930
December 31, 2012
Trading securities
U.S. Treasury bonds	$169,991	$95	$—	$170,086
Available-for-sale securities
Mortgage securitization	$101,272	$—	$(10,155)	$91,117
U.S. government sponsored agencies	77,328	2,389	—	79,717
Municipal obligations	13,611	—	—	13,611
Total available-for-sale securities	$192,211	$2,389	$(10,155)	$184,445

Trading securities

Trading securities are comprised of AAA-rated U.S. Treasury bonds. U.S. Treasury bonds held in trading are distinguished from available-for-sale based upon the intent of the Company to use them as an economic offset against changes in the valuation of the MSR portfolio; however, these securities do not qualify as an accounting hedge.

For U.S. Treasury bonds held, the Company recorded an unrealized loss of $0.1 million during both the three and six months ended June 30, 2013, compared to an unrealized loss of $15.8 million and $21.7 million during the three and six months ended June 30, 2012, respectively. The Company recorded a realized gain of $0.1 million on the sale of U.S. Treasury bonds for both the three and six months ended June 30, 2013, compared to an unrealized loss $19.5 million for both the three and six months ended June 30, 2012.

The Company has pledged certain trading securities, primarily U.S. Treasury bonds, to collateralize servicing related exposures with Fannie Mae. At June 30, 2013 and December 31, 2012, the Company pledged $23.2 million and $62.4 million, respectively, of trading securities.

Available-for-sale securities

At June 30, 2013 and December 31, 2012, the Company had $92.9 million and $184.4 million, respectively, in investment securities available-for-sale which were comprised of U.S. government sponsored agencies, mortgage securitization and municipal obligations. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature or "other-than-temporary impairments" ("OTTI"). As of June 30, 2013, the FSTAR 2006-1 mortgage securitization trust was dissolved and the Company transferred the second mortgage loans associated with the FSTAR 2006-1 mortgage securitization into its loans held-for-investment portfolio.

The Company has pledged available-for-sale securities, primarily U.S. government sponsored agencies, to collateralize lines of credit and/or borrowings with the Federal Home Loan Bank of Indianapolis. At June 30, 2013 and December 31, 2012, the Company pledged $62.8 million and zero, respectively, of available-for-sale securities.

The following table summarizes by duration the unrealized loss positions, at June 30, 2013 and December 31, 2012, on investment securities available-for-sale.

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

During both the three and six months ended June 30, 2013, the Company recognized $8.8 million of additional OTTI on the FSTAR 2006-1 mortgage securitization, which was subsequently dissolved. At June 30, 2013, the Company had no OTTI and following the MBIA Settlement Agreement, the Company dissolved the FSTAR 2006-1 mortgage securitization and transferred the second mortgage loans associated with the FSTAR 2006-1 mortgage securitization into its loans held-for-investment portfolio. The Company also recognized a tax benefit of $6.1 million representing the recognition of the residual tax effect associated with the previously unrealized losses on the mortgage securitization recorded in other comprehensive income (loss). During the three and six months ended June 30, 2012, the Company recognized $1.0 million and $2.2 million, respectively, of OTTI on CMOs, representing seven securities that had losses prior to June 30, 2012. All OTTI due to credit losses has been recognized in current operations. At December 31, 2012, the cumulative amount of OTTI due to credit losses totaled $2.8 million on one mortgage securitization in the available-for-sale portfolio, of which a $5.0 million net loss was recognized in other comprehensive income. The following table shows the activity for OTTI credit loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Beginning balance of amount related to credit losses on non-agency CMOs and mortgage securitization	$(2,793)	$(53,998)	$(2,793)	$(59,376)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the non-agency CMOs and mortgage securitization	389	2,639	389	5,600
Reductions for non-agency CMOs sold during the period (realized)	11,193	1,555	11,193	5,147
Additions for the amount related to the credit loss for which an OTTI impairment was not previously recognized	(8,789)	(1,017)	(8,789)	(2,192)
Ending balance of amount related to credit losses on non-agency CMOs and mortgage securitization	$—	$(50,821)	$—	$(50,821)

Gain (losses) on sales for available-for-sale securities are reported in "net gain on securities available-for-sale" in the Consolidated Statements of Operations. During the three and six months ended June 30, 2013, there were no sales of non-agency CMOs and U.S. government sponsored agencies, compared to $19.1 million and $39.6 million of sales of non-agency CMOs and U.S. government sponsored agencies resulting in a gain of $0.1 million and $0.3 million for the three and six months ended June 30, 2012.

Note 5 – Loans Held-for-Sale

The loans held-for-sale are summarized as follows.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,313,033	$3,012,039
Commercial loans
Commercial real estate	7,760	280,399
Commercial and industrial	—	488,361
Commercial lease financing	10,665	158,921
Total commercial loans	18,425	927,681
Total loans held-for-sale	$2,331,458	$3,939,720

The decrease in the loans held-for-sale was primarily due to the agreements to sell the Northeast-based commercial loan portfolio, through which the Company sold $909.3 million of commercial loans.

At June 30, 2013 and December 31, 2012, $2.2 billion and $2.9 billion of loans held-for-sale were recorded at fair value, respectively, under the fair value option. Such loans will be reported at fair value with any adjustments in fair value recorded through the income statement. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans for which quoted market prices were available. The fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.

At June 30, 2013 and December 31, 2012, $0.1 billion and $1.1 billion of loans held-for-sale were recorded at lower of cost or market ("LOCOM") based on a decision to sell the loans. The LOCOM loans were transferred into the held-for-sale portfolio from the held-for-investment portfolio. At the time of the transfer, any amount by which cost exceeded fair value was recorded as a valuation allowance.

The Company has pledged certain loans held-for-sale to collateralize lines of credit and/or borrowings with the Federal Home Loan Bank of Indianapolis. At June 30, 2013 and December 31, 2012, the Company pledged $1.8 billion and $2.4 billion, respectively, of loans held-for-sale.

Note 6 – Loans Repurchased with Government Guarantees

Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral option to repurchase certain delinquent loans (loans past due 90 days or more) securitized in Ginnie Mae pools, if the loans meet defined delinquent loan criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company must treat the loans as having been repurchased and recognize the loans as loans held-for-sale on the Consolidated Statement of Financial Condition and also recognize a corresponding liability for a similar amount. If the loans are actually repurchased, the Company transfers the loans to loans repurchased with government guarantees and eliminates the corresponding liability. At June 30, 2013, the amount of such loans actually repurchased totaled $1.5 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $45.4 million and were classified as loans held-for-sale. At December 31, 2012, the amount of such loans actually repurchased totaled $1.8 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $72.4 million and were classified as loans held-for-sale.

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

The Company has pledged certain loans repurchased with government guarantees to collateralize lines of credit and/or borrowings with the Federal Home Loan Bank of Indianapolis. At June 30, 2013 and December 31, 2012, the Company pledged $1.0 billion and $1.5 billion, respectively, of loans repurchased with government guarantees.

During both the three and six months ended June 30, 2013, the Company participated in a HUD-coordinated market auction of loans repurchased with government guarantees, which resulted in the conveyance in an accelerated fashion of $131.9 million of loans at par value to HUD.

Note 7 – Loans Held-for-Investment

Loans held-for-investment are summarized as follows.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,627,979	$3,009,251
Second mortgage	180,802	114,885
Warehouse lending	676,454	1,347,727
HELOC	321,576	179,447
Other	42,293	49,611
Total consumer loans	3,849,104	4,700,921
Commercial loans
Commercial real estate	476,500	640,315
Commercial and industrial	160,259	90,565
Commercial lease financing	5,290	6,300
Total commercial loans	642,049	737,180
Total loans held-for-investment	4,491,153	5,438,101
Less allowance for loan losses	(243,000)	(305,000)
Loans held-for-investment, net	$4,248,153	$5,133,101

At June 30, 2013 and December 31, 2012, the loans held-for-investment include $261.8 million and $20.2 million of loans accounted for under the fair value option. During the six months ended June 30, 2013, the Company settled separate litigations with each MBIA and Assured, which resulted in the Company reconsolidating $170.5 million of loans associated with the HELOC securitization trusts and transferring $73.3 million of second mortgage loans associated with the collapse of the FSTAR 2006-1 mortgage securitization.

During the three and six months ended June 30, 2013, the Company transferred $2.5 million and $65.3 million in loans held-for-sale to loans held-for-investment. During the three and six months ended June 30, 2012, the Company transferred $5.3 million and $18.5 million, respectively, in loans held-for-sale to loans to held-for-investment. The loans transferred were carried at fair value, and will continue to be reported at fair value while classified as held-for-investment.

The Company has pledged certain loans held-for-investment to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis. At June 30, 2013 and December 31, 2012, the Company pledged $2.8 billion and $3.3 billion, respectively, of loans held-for-investment.

The Company’s commercial leasing activities consist primarily of equipment leases. Generally, lessees are responsible for all maintenance, taxes, and insurance on leased properties. The following table lists the components of the net investment in financing leases.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Total minimum lease payment to be received	$4,548	$5,634
Estimated residual values of lease properties	967	913
Unearned income	(309)	(346)
Net deferred fees and other	84	99
Net investment in commercial financing leases	$5,290	$6,300

The allowance for loan losses by class of loan is summarized in the following tables.

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
Three Months Ended June 30, 2013
Beginning balance allowance for loan losses	$214,076	$20,683	$532	$18,118	$2,215	$32,720	$1,572	$84	$290,000
Charge-offs (1)	(63,099)	(2,033)	—	(812)	(587)	(21,350)	—	—	(87,881)
Recoveries	6,687	87	—	457	(80)	2,159	8	—	9,318
Provision	19,670	102	189	(2,895)	232	13,793	556	(84)	31,563
Ending balance allowance for loan losses	$177,334	$18,839	$721	$14,868	$1,780	$27,322	$2,136	$—	$243,000
Three Months Ended June 30, 2012
Beginning balance allowance for loan losses	$158,661	$19,067	$1,824	$14,778	$2,593	$71,470	$9,953	$2,654	$281,000
Charge-offs	(22,570)	(4,057)	—	(4,257)	(728)	(31,277)	(23)	—	(62,912)
Recoveries	6,582	1,039	—	93	395	2,344	31	—	10,484
Provision	33,043	4,034	(268)	7,239	325	15,870	(1,453)	(362)	58,428
Ending balance allowance for loan losses	$175,716	$20,083	$1,556	$17,853	$2,585	$58,407	$8,508	$2,292	$287,000
Six Months Ended June 30, 2013
Beginning balance allowance for loan losses	$219,230	$20,201	$899	$18,348	$2,040	$41,310	$2,878	$94	$305,000
Charge-offs (1)	(88,791)	(3,988)	—	(2,873)	(1,286)	(34,512)	—	—	(131,450)
Recoveries	12,040	477	—	562	374	4,002	17	—	17,472
Provision	34,855	2,149	(178)	(1,169)	652	16,522	(759)	(94)	51,978
Ending balance allowance for loan losses	$177,334	$18,839	$721	$14,868	$1,780	$27,322	$2,136	$—	$243,000
Six Months Ended June 30, 2012
Beginning balance allowance for loan losses	$179,218	$16,666	$1,250	$14,845	$2,434	$96,984	$5,425	$1,178	$318,000
Charge-offs	(118,002)	(9,340)	—	(10,676)	(1,918)	(76,310)	(1,604)	—	(217,850)
Recoveries	7,132	1,288	—	350	607	4,336	36	—	13,749
Provision	107,368	11,469	306	13,334	1,462	33,397	4,651	1,114	173,101
Ending balance allowance for loan losses	$175,716	$20,083	$1,556	$17,853	$2,585	$58,407	$8,508	$2,292	$287,000

(1)	Includes charge-offs of $38.3 million related to the sale of residential first mortgage non-performing and TDR loans, during both the three and six months ended June 30, 2013, respectively.

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
June 30, 2013
Loans held-for-investment
Individually evaluated	$537,454	$20,284	$54	$783	$—	$58,243	$5,542	$—	$622,360
Collectively evaluated	2,090,525	160,518	676,400	320,793	42,293	418,257	154,717	5,290	3,868,793
Total loans	$2,627,979	$180,802	$676,454	$321,576	$42,293	$476,500	$160,259	$5,290	$4,491,153
Allowance for loan losses
Individually evaluated	$110,070	$7,969	$—	$3,133	$—	$69	$84	$—	$121,325
Collectively evaluated	67,264	10,870	721	11,735	1,780	27,253	2,052	—	121,675
Total allowance for loan losses	$177,334	$18,839	$721	$14,868	$1,780	$27,322	$2,136	$—	$243,000
December 31, 2012
Loans held-for-investment
Individually evaluated	$805,787	$16,949	$—	$734	$—	$95,322	$41	$—	$918,833
Collectively evaluated	2,203,464	97,936	1,347,727	178,713	49,611	544,993	90,524	6,300	4,519,268
Total loans	$3,009,251	$114,885	$1,347,727	$179,447	$49,611	$640,315	$90,565	$6,300	$5,438,101
Allowance for loan losses
Individually evaluated	$150,545	$7,028	$—	$3,074	$—	$2,538	$10	$—	$163,195
Collectively evaluated	68,685	13,173	899	15,274	2,040	38,772	2,868	94	141,805
Total allowance for loan losses	$219,230	$20,201	$899	$18,348	$2,040	$41,310	$2,878	$94	$305,000

A reserve is established on a loan when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs.

The allowance for loan losses includes specific reserves for impaired loans, non-specific reserves for losses inherent on non-impaired loans utilizing the Company's internal probability of default and/or loss given default rating system, generally assuming a one to five year loss emergence period to determine estimated loss levels and qualitative adjustments for economic risks, industry and geographic concentrations and other factors not adequately captured in the Company's methodology and grading systems. The Company's procedure is to recognize losses through charge-offs when there is a high likelihood of loss after considering the borrower's financial condition, underlying collateral and guarantees, and the finalization of collection activities.

Non-performing commercial and commercial real estate loans are considered to be impaired and typically have an allowance allocated based on the underlying collateral's appraised value, less management's estimates of costs to sell. In estimating the fair value of collateral, the Company utilizes outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in its real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans. Appraisals are updated at least annually but may be obtained more frequently if changes to the property or market conditions warrant.

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

For those loans not individually evaluated for impairment, management has sub-divided the commercial and consumer loans into homogeneous portfolios.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Investment Loans
	(Dollars in thousands)
June 30, 2013
Consumer loans
Residential first mortgage	$57,173	$11,465	$182,967	$251,605	$2,376,374	$2,627,979
Second mortgage	1,002	504	2,928	4,434	176,368	180,802
Warehouse lending	—	—	54	54	676,400	676,454
HELOC	2,458	1,342	8,036	11,836	309,740	321,576
Other	239	110	166	515	41,778	42,293
Total consumer loans	60,872	13,421	194,151	268,444	3,580,660	3,849,104
Commercial loans
Commercial real estate (1)	—	22,736	58,243	80,979	395,521	476,500
Commercial and industrial	188	—	336	524	159,735	160,259
Commercial lease financing	—	—	5,206	5,206	84	5,290
Total commercial loans	188	22,736	63,785	86,709	555,340	642,049
Total loans (2)	$61,060	$36,157	$257,936	$355,153	$4,136,000	$4,491,153
December 31, 2012
Consumer loans
Residential first mortgage	$62,445	$16,693	$306,486	$385,624	$2,623,627	$3,009,251
Second mortgage	1,171	727	3,724	5,622	109,263	114,885
Warehouse lending	—	—	—	—	1,347,727	1,347,727
HELOC	2,484	910	3,025	6,419	173,028	179,447
Other	587	248	183	1,018	48,593	49,611
Total consumer loans	66,687	18,578	313,418	398,683	4,302,238	4,700,921
Commercial loans
Commercial real estate	6,979	6,990	86,367	100,336	539,979	640,315
Commercial and industrial	—	—	41	41	90,524	90,565
Commercial lease financing	—	—	—	—	6,300	6,300
Total commercial loans	6,979	6,990	86,408	100,377	636,803	737,180
Total loans	$73,666	$25,568	$399,826	$499,060	$4,939,041	$5,438,101

(1)	At June 30, 2013, $22.6 million of past due commercial real estate loans are handled by the loan workout group and represent loans in a run-off portfolio.

(2)	Includes $7.7 million and $1.1 million of loans 90 days or greater past due accounted for under the fair value option at June 30, 2012 and December 31, 2012, respectively.

Loans on which interest accruals have been discontinued totaled approximately $256.1 million and $401.7 million at June 30, 2013 and December 31, 2012, respectively, and $426.1 million at June 30, 2012. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $2.6 million and $4.6 million during the three and six months ended June 30, 2013, respectively, compared to $5.8 million and $10.6 million during the three and six months ended June 30, 2012. At June 30, 2013 and December 31, 2012, the Company had no loan 90 days past due and still accruing.

Troubled Debt Restructuring

The Company may modify certain loans in both consumer and commercial loan portfolios to retain customers or to maximize collection of the outstanding loan balance. The Company has maintained several programs designed to assist borrowers by extending payment dates or reducing the borrower's contractual payments. All loan modifications are made on a case-by-case basis. The Company's standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is individually reviewed and the terms of the loan are modified to meet a borrower's specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. Loan modification programs for borrowers have resulted in a significant increase in restructured loans. These loans are classified as TDRs and are included in non-accrual loans if the loan was non-performing prior to the restructuring. TDRs result in those instances in which a borrower demonstrates financial difficulty and for which a concession has been granted, which includes reductions of interest rate, extensions of amortization period, principal and/or interest forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. These loans will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months, after which they will begin to accrue interest.

Periodically, the Company will restructure a note into two separate notes, referred to as A/B structures, charging off the entire B note. The A note is structured with appropriate LTV and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable period of time subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or non-performing) through the calendar year in which historical payment performance on the restructured note has been established. At June 30, 2013 and December 31, 2012, there were zero A/B structure loans and four A/B structure loans totaling $5.7 million, respectively.

The following table provides a summary of TDRs outstanding by type and performing status.

	TDRs
	Performing	Non-performing	Total
June 30, 2013	(Dollars in thousands)
Consumer loans (1)
Residential first mortgage	$405,073	$90,949	$496,022
Second mortgage	27,004	1,308	28,312
Other consumer	19,020	3,719	22,739
Total consumer loans	451,097	95,976	547,073
Commercial loans (2)
Commercial real estate	—	235	235
Total TDRs	$451,097	$96,211	$547,308

December 31, 2012
Consumer loans (1)
Residential first mortgage	$573,941	$140,773	$714,714
Second mortgage	14,534	2,415	16,949
Total consumer loans	588,475	143,188	731,663
Commercial loans (2)
Commercial real estate	1,287	2,056	3,343
Total TDRs	$589,762	$145,244	$735,006

(1)	The allowance for loan losses on consumer TDR loans totaled $116.0 million and $159.0 million at June 30, 2013 and December 31, 2012, respectively.

(2)	The allowance for loan losses on commercial TDR loans totaled zero and $0.3 million at June 30, 2013 and December 31, 2012, respectively.

TDRs returned to performing, or accrual, status totaled $5.7 million and $22.9 million during the three and six months ended June 30, 2013, respectively, and are excluded from non-performing loans, compared to $3.3 million and $25.7 million during the three and six months ended June 30, 2012. TDRs that have demonstrated a period of at least six months of consecutive performance under the modified terms, are returned to performing or accrual status and are excluded from non-performing loans. Although these TDRs have returned to performing status, they will still continue to be classified as impaired until repaid in full, or foreclosed and sold, and included as such in the tables within "repossessed assets." At June 30, 2013 and December 31, 2012, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.
Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, but may give rise to potential incremental losses. Such losses are factored into the Company's allowance for loan losses estimate. Management both collectively and individually evaluates loans for impairment depending on the risk characteristics underlying the loan and the availability of data. Management continues to review this process for operational efficiency purposes which will allow for periodic review and updates of impairment data of TDRs grouped by similar risk characteristics. The Company measures impairment using the discounted cash flow method for performing TDRs and measures impairment based on collateral values for re-defaulted TDRs.

The following table presents the number of accounts, pre-modification unpaid principal balance, and post-modification unpaid principal balance that were new TDRs during the three and six months ended June 30, 2013 and 2012. In addition, the table presents the number of accounts and unpaid principal balance of loans that have subsequently defaulted during the three and six months ended June 30, 2013 and 2012 that had been modified in a TDR, during the 12 months preceding each quarterly period. TDRs are considered subsequently defaulted when greater than 90 days past due for both consumer and commercial loan portfolios.

	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
Three Months Ended June 30, 2013	(Dollars in thousands)
Residential first mortgages	85	$20,299	$17,646	$1,493
Second mortgages (2)	222	11,193	9,315	165
HELOC (2) (3)	287	27,051	22,738	—
Total TDR loans	594	$58,543	$49,699	$1,658

TDRs that subsequently defaulted in previous 12 months (4)	Number of Accounts	Unpaid Principal Balance		Increase in Allowance at Subsequent Default
	(Dollars in thousands)
Residential first mortgages	6		$1,212	$69
Second mortgages	11		453	175
HELOC (3)	7		131
Total TDR loans	24		$1,796	$244

	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
Three Months Ended June 30, 2012	(Dollars in thousands)
Residential first mortgages	255	$80,109	$83,545	$14,834
Second mortgages	73	3,688	3,196	(44)
Other consumer	13	524	403	7
Total TDR loans	341	$84,321	$87,144	$14,797

TDRs that subsequently defaulted in previous 12 months (4)	Number of Accounts	Unpaid Principal Balance		Increase in Allowance at Subsequent Default
	(Dollars in thousands)
Residential first mortgages	15		$4,216	$1,182
Second mortgages	5		293	256
Total TDR loans	20		$4,509	$1,438

Six Months Ended June 30, 2013	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
New TDRs	(Dollars in thousands)
Residential first mortgages	215	$54,492	$46,762	$1,824
Second mortgages (2)	340	15,065	13,067	341
HELOC (2) (3)	290	27,096	22,738	(1)
Total TDR loans	845	$96,653	$82,567	$2,164

TDRs that subsequently defaulted in previous 12 months (4)	Number of Accounts	Unpaid Principal Balance		Increase in Allowance at Subsequent Default
	(Dollars in thousands)
Residential first mortgages	20		$4,893	$1,083
Second mortgages	14		622	368
HELOC (3)	7		131
Total TDR loans	41		$5,646	$1,451

Six Months Ended June 30, 2012	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
New TDRs	(Dollars in thousands)
Residential first mortgages	536	$180,917	$184,200	$23,323
Second mortgages	148	9,207	6,407	(156)
Other consumer	19	779	637	9
Total TDR loans	703	$190,903	$191,244	$23,176

TDRs that subsequently defaulted in previous 12 months (4)	Number of Accounts	Unpaid Principal Balance		Increase in Allowance at Subsequent Default
	(Dollars in thousands)
Residential first mortgages	25		$6,460	$1,403
Second mortgages	5		293	256
Total TDR loans	30		$6,753	$1,659

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)
New TDRs during the three and six months ended June 30, 2013, include 463 loans for a total of $30.8 million of post modification unpaid principal balance second mortgage and HELOC loans that were reconsolidated as a result of the litigation settlements with MBIA and Assured.

(3)	HELOC post-modification unpaid principal balance reflects write downs.

(4)	Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date.

The following table presents impaired loans with no related allowance and with an allowance recorded.

	June 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Consumer loans
Residential first mortgage loans	$158,587	$241,145	$—	$231,750	$360,575	$—
Second mortgage	806	4,360	—	1,170	4,545	—
Warehouse lending	54	—	—	—	—	—
HELOC	1	1,843	—	—	2,506	—
Commercial loans
Commercial real estate	56,934	77,350	—	79,782	109,483	—
Commercial lease financing	5,206	5,205	—	—	—	—
	$221,588	$329,903	$—	$312,702	$477,109	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$378,867	$378,589	$110,070	$574,037	$573,610	$150,545
Second mortgage	19,478	19,478	7,969	15,779	15,779	7,028
HELOC	782	782	3,133	734	734	3,074
Commercial loans
Commercial real estate	1,309	3,836	69	15,540	22,917	2,538
Commercial and industrial (1)	336	392	84	41	97	10
	$400,772	$403,077	$121,325	$606,131	$613,137	$163,195
Total
Consumer loans
Residential first mortgage	$537,454	$619,734	$110,070	$805,787	$934,185	$150,545
Second mortgage	20,284	23,838	7,969	16,949	20,324	7,028
Warehouse lending	54	—	—	—	—	—
HELOC	783	2,625	3,133	734	3,240	3,074
Commercial loans
Commercial real estate (2)	58,243	81,186	69	95,322	132,400	2,538
Commercial and industrial (1)	336	392	84	41	97	10
Commercial lease financing	5,206	5,205	—	—	—	—
Total impaired loans	$622,360	$732,980	$121,325	$918,833	$1,090,246	$163,195

(1)	These impaired loans are from originations prior to 2011.

(2)	The impaired commercial real estate loans are handled by the loan workout group and represent loans in a run-off portfolio.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$671,573	$58,111	$733,728	$28,434	$716,311	$147,195	$737,353	$35,638
Second mortgage	20,113	299	15,742	302	19,058	608	15,240	484
Warehouse lending	27	—	291	—	18	—	296	—
HELOC	863	23	255	1	820	23	762	4
Other consumer	—	—	42	—	—	—	29	—
Commercial loans
Commercial real estate	62,169	358	175,308	588	73,220	638	185,920	1,903
Commercial and industrial	188	—	138	1	139	—	892	5
Commercial lease financing	2,603	—	—	—	1,735	—	—	—
Total impaired loans	$757,536	$58,791	$925,504	$29,326	$811,301	$148,464	$940,492	$38,034

The Company utilizes an internal risk rating system which is applied to all commercial and commercial real estate credits. Management conducts periodic examinations which serve as an independent verification of the accuracy of the ratings assigned. Loan grades are based on different factors within the borrowing relationship: entity sales, debt service coverage, debt/total net worth, liquidity, balance sheet and income statement trends, management experience, business stability, financing structure of the deal, and financial reporting requirements. The underlying collateral is also rated based on the specific type of collateral and corresponding LTV. The combination of the borrower and collateral risk ratings result in the final rating for the borrowing relationship. Descriptions of the Company's internal risk ratings as they relate to credit quality follow the ratings used by the U.S. bank regulatory agencies as listed below.

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

Commercial Credit Exposure	June 30, 2013
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade
Pass	$245,160	$153,486	$84	$398,730
Special mention/watch	54,074	5,926	—	60,000
Substandard	177,266	847	5,206	183,319
Total loans	$476,500	$160,259	$5,290	$642,049

Consumer Credit Exposure	June 30, 2013
	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total Consumer
	(Dollars in thousands)
Grade
Pass	$2,032,421	$150,403	$553,150	$293,178	$42,017	$3,071,169
Special mention/watch	412,591	27,471	123,250	20,362	110	583,784
Substandard	182,967	2,928	54	8,036	166	194,151
Total loans (1)	$2,627,979	$180,802	$676,454	$321,576	$42,293	$3,849,104

(1)	Includes $73.3 million and $170.5 million of second mortgage and HELOC loans, respectively, that were recorded as a result of the MBIA and Assured Settlements at June 30, 2013.

Commercial Credit Exposure	December 31, 2012
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade
Pass	$277,037	$82,184	$6,300	$365,521
Special mention/watch	230,937	1,642	—	232,579
Substandard	132,341	6,739	—	139,080
Total loans	$640,315	$90,565	$6,300	$737,180

Consumer Credit Exposure	December 31, 2012
	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total Consumer
	(Dollars in thousands)
Grade
Pass	$2,118,961	$95,969	$1,081,579	$175,512	$49,180	$3,521,201
Special mention/watch	583,804	15,192	266,148	910	248	866,302
Substandard	306,486	3,724	—	3,025	183	313,418
Total loans	$3,009,251	$114,885	$1,347,727	$179,447	$49,611	$4,700,921

Note 8 – Private-Label Securitization and Variable Interest Entities

The Company previously participated in four private-label securitizations of financial assets involving two HELOC loan transactions and two second mortgage loan transactions.

In December 2005, the Company completed the $600.0 million FSTAR 2005-1 HELOC securitization trust. As a result of this securitization, the Company recorded assets of $26.1 million in residual interests. The offered securities in the FSTAR 2005-1 HELOC Securitization were insured by Assured. Due to the Assured Settlement Agreement, the Company reconsolidated the FSTAR 2005-1 HELOC securitization's assets and liabilities, of approximately $85.2 million of HELOC loans and $62.1 million of long-term debt at June 30, 2013. As a result, the Company recognized $16.6 million of a net fair value adjustment during the three months ended June 30, 2013 and the Company eliminated the residual interests. The Company subsequently became the primary beneficiary of the FSTAR 2005-1 HELOC Securitization, which is reflected in the Consolidated Financial Statements as a VIE. The Company elected the fair value option for the assets and liabilities associated with the FSTAR 2005-1 HELOC securitization trust.

In December 2006, the Company completed the $302.2 million non-agency HELOC securitization, i.e, the FSTAR 2006-2 HELOC securitization trust. As a result of this securitization, the Company recorded assets of $11.2 million in residual interests. The offered securities in the 2006-2 HELOC securitization trust were insured by Assured. Due to the Assured Settlement Agreement, the Company reconsolidated the FSTAR 2006-2 HELOC securitization trust assets and liabilities, of approximately $85.3 million of HELOC loans and $57.9 million of long-term debt at June 30, 2013. As a result, the Company recognized $27.5 million of a net fair value adjustment during the three months ended June 30, 2013 and eliminated the residual interests. The Company subsequently became the primary beneficiary of the FSTAR 2006-2 HELOC Securitization, which is reflected in the Consolidated Financial Statements as a VIE. The Company elected the fair value option for the assets and liabilities associated with the FSTAR 2006-2 HELOC Securitization.

In April 2006, the Company completed the $400.0 million FSTAR 2006-1 mortgage securitization trust transaction involving fixed second mortgage loans that the Company held at the time in its investment securities portfolio. The offered securities in the FSTAR 2006-1 mortgage securitization trust were insured by MBIA. Due to the MBIA Settlement Agreement, the mortgage securitization trust was collapsed and the Company transferred the loans associated with the mortgage securitization trust, approximately $73.3 million of second mortgage loans to its loans held-for-investment portfolio. As a result, the Company recognized a $4.9 million loss during the three months ended June 30, 2013. The Company elected the fair value option for the assets associated with the mortgage securitization.

In March 2007, the Company completed the $620.9 million FSTAR 2007-1 mortgage securitization trust transaction involving closed-ended, fixed and adjustable rate second mortgage loans and recorded $22.6 million in residual interests and servicing assets. The financial assets were derecognized by the Company upon transfer to the securitization trusts, which then issued and sold mortgage-backed securities to third party investors. The Company relinquished control over the loans at the time the financial assets were transferred to the securitization trusts and the Company recognized a gain on the sale of the transferred assets. In June 2007, the Company completed a secondary closing for $98.2 million and recorded an additional $4.2 million in residual interests. The offered securities in the FSTAR 2007-1 mortgage securitization trust were insured by MBIA. In accordance with the MBIA Settlement Agreement, MBIA will be required to satisfy all of its obligation under the FSTAR 2007-1 insurance policy and related FSTAR 2007-1 obligations without further recourse to the Company.

The Company has not engaged in any private-label securitization activity except for these four securitizations completed from 2005 to 2007.

Consolidated VIEs

Consolidated VIEs at June 30, 2013 consisted of the HELOC securitization trusts formed in 2005 and 2006. The Company has determined the trusts are VIEs and has concluded that the Company is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity's economic performance and has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The change in the consolidated VIE was a result of the Assured Settlement Agreement. Under the terms of the Assured Settlement Agreement, Assured terminated its pending lawsuit against the Company and will not pursue any related claims at any time in the future. In exchange, the Company paid Assured $105.0 million and assumed responsibility for future claims associated with the two HELOC securitization trusts, including the right to receive from Assured all future reimbursements for claims paid to which Assured would have been entitled. Upon effecting the settlement, the Company reversed the transferor's interest, as this interest would represent an equity interest in the trust which would be reversed upon consolidation of the trusts. As a result, the Company recognized $49.1 million of income, arising from its deemed receipt of the net fair value of the assets in the two HELOC securitization trusts and the reversal of its related reserves for pending and threatened litigation during the three months ended June 30, 2013.

The beneficial owners of the trusts can look only to the assets of the securitization trusts for satisfaction of the debt issued by the securitization trusts and have no recourse against the assets of the Company.

The following table provides a summary of the classifications of consolidated VIE assets and liabilities included in the Consolidated Financial Statements.

	2005-1	2006-2	Total
	(Dollars in thousands)
HELOC Securitizations
Assets
Cash and cash items	$381	$—	$381
Loans held-for-investment	85,209	85,298	170,507
Liabilities
Long-term debt	$62,060	$57,920	$119,980
Other liabilities	381	—	381

The economic performance of the VIEs is most significantly impacted by the performance of the underlying loans. The principal risks to which the entities were exposed include credit risk and interest rate risk. Credit risk was managed through credit enhancement in the form of reserve accounts, over collateralization, excess interest on the loans, the subordination of certain classes of asset-backed securities to other classes, and in the case of the home equity transaction, an insurance policy with a third party guaranteeing payment of accrued and unpaid interest and principal on the securities. Interest rate risk was managed by interest rate swaps between the VIEs and third parties.

Transferors' Interests

Under the terms of the HELOC securitizations, the trusts purchased, and were initially obligated to pay, for any subsequent additional draws on the lines of credit transferred to the trusts. Upon entering a rapid amortization period, the Company became obligated to fund the purchase of those additional balances as they arise in exchange for a beneficial interest in the trust, which is known as the transferors' interest. The Company must continue to fund the required purchase of additional draws by the trust as long as the securitization remains active. As a result of the Assured Settlement Agreement, the Company has reconsolidated the assets and liabilities associated with the HELOC securitization trusts and therefore, the related interests have been reversed.

FSTAR 2005-1 HELOC Securitization. At June 30, 2013 and December 31, 2012, outstanding claims due to the note insurer were zero and $16.8 million, respectively, and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the fair value/carrying amount of the transferors' interest was zero and $7.1 million, respectively. The Company previously recorded a liability to reflect the expected liability arising from losses on future draws associated with this securitization. As a result of the Assured Settlement Agreement, the Company reconsolidated the assets and liabilities associated with the HELOC securitization trust and reversed the transferors' interests as of June 30, 2013.

FSTAR 2006-2 HELOC Securitization. At June 30, 2013 and December 31, 2012, outstanding claims due to the note insurer were zero and $88.7 million, respectively, and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, there was no carrying amount of the transferors' interest. The Company recorded a liability of $7.6 million to reflect the expected liability arising from losses on future draws associated with this securitization. As a result of the Assured Settlement Agreement, the Company reconsolidated the assets and liabilities associated with the HELOC securitization trust and reversed the transferors' interests as of June 30, 2013.

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

(1)
The Company’s total potential funding obligation is dependent on both (a) borrower behavior (for example, the amount of additional draws requested) and (b) the contractual draw period (remaining term) available to the borrowers. Because borrowers can make principal payments and restore the amounts available for draws and then borrow additional amounts as long as their lines of credit remain active, the funding obligation has no specific limitation and it is not possible to define the maximum funding obligation. However, the Company expects that the maturity dates of the FSTAR 2005-1 HELOC Securitization and the FSTAR 2006-2 HELOC Securitization pools will be reached in 2015 and 2017, respectively, and the Company’s exposure will be substantially mitigated at such times, based on prepayment speeds and losses in the cash flow forecast.

Credit Risk on Securitization

With respect to the issuance of private-label securitizations, the Company retains certain limited credit exposure in that it retains non-investment grade residual securities in addition to customary representations and warranties, which is no longer a credit risk as of June 30, 2013. Following the Assured Settlement Agreement, the Company now has credit exposure associated with non-performing loans in securitization trusts on HELOCs. The value of the Company’s transferors' interests previously reflected the Company’s credit loss assumptions as applied to the underlying collateral pool and as of June 30, 2013 the transferors' interests has been reversed. To the extent that actual credit losses exceed the assumptions, the value of the Company’s non-investment grade residual securities and unreimbursed draws will be diminished.

All servicing related to second mortgage and HELOC loans underlying the private-label securitizations has been transferred to a third party servicer.

The following table summarizes the Company's balance of retained assets with credit exposure, which includes residential interests that are included as trading securities and unreimbursed HELOC draws that are included in loans held-for-investment. As of June 30, 2013, the Company no longer has credit exposure relating to the HELOC securitization trust as a result of the Assured Settlement Agreement.

	December 31, 2012
	Amount of Loans Serviced	Balance of Retained Assets With Credit Exposure
	(Dollars in thousands)
Private-label securitizations	$—	$7,103
Note 9 – Mortgage Servicing Rights
The Company recognizes MSR assets, at fair value, related to residential first mortgage loans sold when it retains the obligation to service these loans. MSRs are subject to changes in value from, among other things, changes in interest rates, prepayments of the underlying loans and changes in credit quality of the underlying portfolio. The Company subsequently measures its servicing assets for residential first MSRs, at fair value, as elected, each reporting date with any changes in fair value recorded in earnings in the period in which the changes occur. As such, the Company currently hedges certain risks of fair value changes of MSRs using derivative instruments that are intended to change in value inversely to part or all of the changes in the components underlying the fair value of MSRs.

The table summarizes activity related to the MSRs as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$727,207	$596,830	$710,791	$510,475
Additions from loans sold with servicing retained	110,612	126,691	237,106	238,175
Reductions from bulk sales (1)	(139,302)	—	(233,739)	(18,202)
Changes in fair value due to (2)
Decrease in MSR value (3)	(31,648)	(29,165)	(69,129)	(55,997)
All other changes in valuation inputs or assumptions (4)	62,150	(55,491)	83,990	(35,586)
Fair value of MSRs at end of period	$729,019	$638,865	$729,019	$638,865
Unpaid principal balance of residential first mortgage loans serviced for others (period end)	$68,320,534	$76,192,099	$68,320,534	$76,192,099

(1)
Includes bulk sales related to underlying serviced loans totaling $12.7 billion and $23.4 billion for the three and six months ended June 30, 2013, respectively, compared to zero and $2.4 billion for the three and six months ended June 30, 2012, respectively.

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
The key economic assumptions used in determining the fair value of those MSRs capitalized during the three and six months ended June 30, 2013 and 2012 periods were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average life (in years)	6.0	6.1	5.7	6.1
Weighted-average constant prepayment rate	13.2%	14.5%	14.4%	14.8%
Weighted-average discount rate	8.0%	7.1%	7.9%	7.0%
The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows.

	June 30, 2013	December 31, 2012
Weighted-average life (in years)	6.2	5.3
Weighted-average constant prepayment rate	13.1%	17.3%
Weighted-average discount rate	8.4%	7.0%

Contractual servicing fees. Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income on the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Residential first mortgage	$50,768	$50,610	$104,846	$98,937
Other	73	133	271	306
Total	$50,841	$50,743	$105,117	$99,243

Note 10 – Derivative Financial Instruments

The Company recognizes all derivative instruments on the Consolidated Statements of Financial Condition at fair value. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require a small or no net investment, and allow for the net settlement of positions. A derivative's notional amount serves as the basis for the payment provision of the contract, and takes the form of units, such as shares or dollars. A derivative's underlying variable is a specified interest rate, security price, commodity price, foreign exchange rate, index, or other variable. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the fair value of the derivative contract. Generally, these instruments help the Company manage exposure to interest rate risk, mitigate the credit risk inherent in the loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. The following derivative financial instruments were identified and recorded at fair value as of June 30, 2013 and December 31, 2012:

•	Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sale contracts;

•	Rate lock commitments;

•	Interest rate swaps; and

•	U.S. Treasury and euro dollar futures and options.

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

On January 1, 2013, the Company adopted the update to FASB ASC Topic 210, "Balance Sheet: Disclosures about Offsetting Assets and Liabilities," and applied the provisions retrospectively. Under the amended guidance, an entity is required to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The guidance applies to derivatives accounted for in accordance with FASB ASC Topic 815, "Derivatives and Hedging," including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The adoption of the guidance did not have a material impact on the Consolidated Financial Statements or the Notes thereto.

Derivatives Not Designated in Hedge Relationships

Like other financial services institutions, the Company originates loans and extends credit, both of which expose the Company to interest rate risk. The Company actively manages the overall loan portfolio and the associated interest rate risk in a manner consistent with asset quality objectives. This objective is accomplished primarily through the use of an investment-grade diversified dealer-traded basket of swaps. These transactions may generate fee income, and diversify and reduce overall portfolio interest rate risk volatility. Although the Company utilizes swaps for risk management purposes, they are not treated as hedging instruments.

The Company hedges the risk of overall changes in fair value of loans held-for-sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae (collectively, government sponsored entities or the "GSEs"). The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Company recognized pre-tax gains of $91.9 million and $52.2 million for the three and six months ended June 30, 2013, respectively, compared to pre-tax gains of $17.0 million and $58.1 million for the three and six months ended June 30, 2012, respectively, on hedging activity relating to loan commitments and loans held-for-sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchases of forward contracts on securities of Fannie Mae and Freddie Mac, the purchase/sale of U.S. Treasury futures contracts and the purchase/sale of euro dollar future contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs. The Company recognized a loss of $45.2 million and a loss of $63.2 million for the three and six months ended June 30, 2013, respectively, compared to a gain of $58.9 million and a gain of $56.2 million for the three and six months ended June 30, 2012, respectively, on MSR fair value hedging activities. The Company does not apply hedge accounting to any derivatives.

The Company uses a combination of derivatives (U.S. Treasury futures, euro dollar futures, swap futures, and "to be announced" forwards) and certain trading securities to hedge the MSRs. For accounting purposes, these hedges represent economic hedges of the MSR asset with both the hedges and the MSR asset carried at fair value on the balance sheet. Certain hedging strategies that the Company uses to manage its investment in MSRs may be ineffective to fully offset changes in the fair value of such asset due to changes in interest rates and market liquidity. As both the hedges and the MSR asset are carried at fair value on the balance sheet, any hedge ineffectiveness is recognized in current period earnings.

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

The Company had the following derivative financial instruments.

	Notional Amount	Fair Value	Expiration Dates
	(Dollars in thousands)
June 30, 2013
Assets (1)
Forward agency and loan sales	$5,833,395	$148,160	2013
Interest rate swaps	69,462	1,220	Various
Total derivative assets	$5,902,857	$149,380
Liabilities (2)
U.S. Treasury and euro dollar futures	$10,762,100	$11,389	2013
Mortgage backed securities forwards	305,000	12,755	2013
Rate lock commitments	3,471,704	23,746	2013
Interest rate swaps	69,462	1,220	Various
Total derivative liabilities	$14,608,266	$49,110
December 31, 2012
Assets (1)
U.S. Treasury and euro dollar futures	$11,778,600	$2,203	2013
Mortgage backed securities forwards	1,275,000	3,619	2013
Rate lock commitments	5,149,891	86,200	2013
Interest rate swaps	101,246	5,954	Various
Total derivative assets	$18,304,737	$97,976
Liabilities (2)
Forward agency and loan sales	$7,385,430	$14,021	2013
Interest rate swaps	101,246	5,954	Various
Total derivative liabilities	$7,486,676	$19,975

(1)	Asset derivatives are included in "other assets" on the Consolidated Statements of Financial Condition.

(2)	Liability derivatives are included in "other liabilities" on the Consolidated Statements of Financial Condition.

Customer initiated derivatives. Fee income on customer-initiated trading derivatives are earned from entering into various transactions at the request of the customer, primarily interest rate swap contracts. Fair values of customer-initiated derivative financial instruments represent the net unrealized gains or losses on such contracts and are recorded in the Consolidated Statement of Financial Condition in "other assets" and "other liabilities." Changes in fair value are recognized in "other non-interest income" on the Consolidated Statements of Income. There were no net gains (losses) recognized in income on customer-initiated derivative instruments for the three and six months ended June 30, 2013 and 2012, respectively.

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

The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral.

	June 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in thousands)
Assets
U.S. Treasury and euro dollar futures	$9,226	$9,226	$—	$—	$—	$—
Mortgage backed securities forwards	—	—	—	—	—	—
Forward agency and loan sales	175,366	5,313	170,053	15,009	6,884	148,160
Rate lock commitments	18,557	18,557	—	—	—	—
Interest rate swaps	3,590	—	3,590	—	2,370	1,220
Total derivative assets	$206,739	$33,096	$173,643	$15,009	$9,254	$149,380
Liabilities
U.S. Treasury and euro dollar futures	$20,615	$9,226	$11,389	$—	$—	$11,389
Mortgage backed securities forwards	63,620	—	63,620	—	50,865	12,755
Forward agency and loan sales	5,313	5,313	—	—	—	—
Rate lock commitments	42,303	18,557	23,746	—	—	23,746
Interest rate swaps	1,220	—	1,220	—	—	1,220
Total derivative liabilities	$133,071	$33,096	$99,975	$—	$50,865	$49,110

	December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in thousands)
Assets
U.S. Treasury and euro dollar futures	$36,801	$5,076	$31,725	$15,006	$14,516	$2,203
Mortgage backed securities forwards	42,194	—	42,194	(4)	38,579	3,619
Forward agency and loan sales	3,401	3,401	—	—	—	—
Rate lock commitments	86,286	86	86,200	—	—	86,200
Interest rate swaps	14,164	—	14,164	—	8,210	5,954
Total derivative assets	$182,846	$8,563	$174,283	$15,002	$61,305	$97,976
Liabilities
U.S. Treasury and euro dollar futures	$5,076	$5,076	$—	$—	$—	$—
Forward agency and loan sales	17,422	3,401	14,021	—	—	14,021
Rate lock commitments	86	86	—	—	—	—
Interest rate swaps	5,954	—	5,954	—	—	5,954
Total derivative liabilities	$28,538	$8,563	$19,975	$—	$—	$19,975

At June 30, 2013, the Company held cash totaling $50.9 million under collateral agreements to collateralize net derivative assets due from counterparties. The Company pledged a total of $24.3 million and $76.3 million of investment securities and cash collateral to counterparties at June 30, 2013 and December 31, 2012, respectively, for derivative activities. The Company pledged $9.3 million and $61.3 million in cash collateral to counterparties at June 30, 2013 and December 31, 2012, respectively, and $15.0 million in U.S. Treasury bonds at both June 30, 2013 and December 31, 2012. The total collateral pledged is included in assets on the Consolidated Statements of Financial Condition.

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

Note 11 – Federal Home Loan Bank Advances

The portfolio of Federal Home Loan Bank advances includes floating rate short-term daily adjustable advances and long-term fixed rate advances. The following is a breakdown of the advances outstanding.

	June 30, 2013		December 31, 2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Short-term floating rate daily adjustable advances	$—	—%	$280,000	0.50%
Long-term fixed rate term advances	2,900,000	3.30%	2,900,000	3.30%
Total	$2,900,000	3.30%	$3,180,000	3.80%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Maximum outstanding at any month end	$2,900,000	$3,691,000	$2,900,000	$3,770,000
Average outstanding balance	2,901,101	3,996,527	3,002,764	4,047,079
Average remaining borrowing capacity	798,755	754,994	975,912	701,268
Average interest rate	3.34%	2.76%	3.25%	2.72%

The following outlines the Company’s FHLB advance final maturity dates.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
2013	$—	$280,000
2014	250,000	250,000
2015	750,000	750,000
2016	1,650,000	1,650,000
2017	250,000	250,000
Total	$2,900,000	$3,180,000

At June 30, 2013, the Company had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and the Company may access that line to the extent that collateral is provided. At June 30, 2013, the Company had available collateral sufficient to access $3.5 billion of the line of credit and had $2.9 billion of advances outstanding. The advances are collateralized by non-delinquent single-family residential first mortgage loans, loans repurchased with government guarantees, certain other loans and investment securities.

Note 12 – Long-Term Debt

The Company sponsored nine trust subsidiaries which issued trust preferred securities to third party investors and loaned the proceeds to the Company in the form of junior subordinated notes included in long-term debt. The following table presents the outstanding balance on each junior subordinated note and related interest rates of the long-term debt as of the dates indicated.

	June 30, 2013		December 31, 2012
	(Dollars in thousands)
Junior Subordinated Notes
Floating 3 Month LIBOR
Plus 3.25% (1), matures 2032	$25,774	3.53%	$25,774	3.56%
Plus 3.25% (1), matures 2033	25,774	3.53%	25,774	3.59%
Plus 3.25% (1), matures 2033	25,780	3.53%	25,780	3.56%
Plus 2.00% (1), matures 2035	25,774	2.28%	25,774	2.34%
Plus 2.00% (1), matures 2035	25,774	2.28%	25,774	2.34%
Plus 1.75% (1), matures 2035	51,547	2.02%	51,547	2.06%
Plus 1.50% (1), matures 2035	25,774	1.78%	25,774	1.84%
Plus 1.45% (1), matures 2037	25,774	1.72%	25,774	1.76%
Plus 2.50% (1), matures 2037	15,464	2.77%	15,464	2.81%
Subtotal	$247,435		$247,435
Notes associated with consolidated VIEs
HELOC securitizations
Plus 0.23% (2), matures 2018	62,060		—
Plus 0.16% (3), matures 2019	57,920		—
Total long-term debt	$367,415		$247,435

(1)	The securities are currently callable by the Company.

(2)	The Notes will accrue interest at a rate equal to the least of (i) one-month LIBOR plus 0.23 percent (ii) the net weighted average coupon, and (iii) 16.00 percent.

(3)
The interest rate for the notes may adjust monthly and will be subject to (i) a cap based on the weighted average of the loan rates on the mortgage loans, minus the rates at which certain fees and expenses of the issuing entity are calculated and minus any required spread and adjusted for actual days and (ii) a fixed cap of 16.00 percent.

At June 30, 2013 and December 31, 2012 the three-month LIBOR interest rate was 0.27 percent and 0.31 percent, respectively. At June 30, 2013 the one month LIBOR interest rate was 0.20 percent.

Trust Preferred Securities

The trust preferred securities outstanding mature 30 years from issuance and are callable by the Company after 5 years. Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty. In January 2012, the Company exercised its contractual rights to defer its interest payments with respect to trust preferred securities. The payments are periodically evaluated and will be reinstated when appropriate, subject to the provisions of the Company's Supervisory Agreement.

Notes Associated with Consolidated VIEs

As previously discussed in Note 8 - Private-Label Securitization and Variable Interest Entities, the Company determined it was the primary beneficiary of VIEs associated with HELOC securitizations and such VIEs are therefore consolidated in the Consolidated Financial Statements. As a result of the Assured Settlement Agreement, the Company reconsolidated the assets and liabilities associated with the HELOC securitization trusts, the proceeds of which were used by the trust to repay outstanding debt.

Note 13 - Representation and Warranty Reserve

The following table shows the activity in the representation and warranty reserve.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance, beginning of period,	$(185,000)	$(142,000)	$(193,000)	$(120,000)
Provision
Charged to gain on sale for current loan sales	(5,052)	(5,643)	(10,870)	(10,694)
Charged to representation and warranty reserve - change in estimate	(28,941)	(46,028)	(46,336)	(106,566)
Total	(33,993)	(51,671)	(57,206)	(117,260)
Charge-offs, net	33,993	32,671	65,206	76,260
Balance, end of period	$(185,000)	$(161,000)	$(185,000)	$(161,000)

The liability for representation and warranty reserve reflects management's best estimate of probable losses with respect to the Bank's representation and warranty on the mortgage loans it originates and sells into the secondary market. At the time a loan is sold, an estimate of the fair value of the such loss associated with the mortgage loans is recorded in representation and warranty reserve in the Consolidated Statements of Financial Condition and charged against the sale gain on loan sales in the Consolidated Statement of Operations at the time of the sale. The Company recognizes changes afterwards in the liability when additional relevant information becomes available. Changes in the estimate are recorded in representation and warranty reserve - change in estimate on the Consolidated Statement of Operations. Charge-offs are recorded in representation and warranty reserve on the Consolidated Statements of Financial Condition.

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

Note 14 – Stockholders’ Equity

Preferred Stock

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred stock at June 30, 2013 is summarized as follows.

	Rate	Earliest Redemption Date	Shares Outstanding	Preferred Shares	Additional Paid in Capital
	(Dollars in thousands)
Series C Preferred Stock	5.0%	January 31, 2012	266,657	$3	$263,274

On December 18, 2012, the U.S. Treasury announced its intention to auction the Series C Preferred Stock issued and outstanding under the TARP Capital Purchase Program during 2013. On March 15, 2013, the U.S. Treasury announced that it had priced auctions for the preferred stock of several institutions, including the Company, which it had purchased in early 2009 through the TARP Capital Purchase Program. The auction closed on March 28, 2013. The U.S. Treasury also auctioned the TARP Warrant, which closed on June 5, 2013, to purchase up to approximately 645,138 shares of Common Stock at an exercise price of $62.00 per share. The Series C Preferred Stock and TARP Warrants are now held by unrelated third party investors and are no longer held by the federal government under the TARP Capital Purchase Program.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss) for each type of available-for-sale security.

	Pre-tax Amount	Income Tax (Expense) Benefit (1)	After-Tax Amount
	(Dollars in thousands)
Accumulated other comprehensive income (loss)
June 30, 2013
Net unrealized gain on securities available-for-sale,
U.S. government sponsored agencies	$988	$—	$988
Total net unrealized gain on securities available-for-sale	$988	$—	$988
December 31, 2012
Net unrealized gain (loss) on securities available-for-sale,
U.S. government sponsored agencies	$2,389	$—	$2,389
FSTAR 2006-1 securitization trust	(10,155)	6,108	(4,047)
Total net unrealized gain (loss) on securities available-for-sale	$(7,766)	$6,108	$(1,658)

(1)	The income tax benefit reflects the amount which existed at the time the Company established the valuation allowance for deferred securities that were held at the date disposed or matured.

As a result of the MBIA settlement, the Company collapsed the FSTAR 2006-1 mortgage securitization trust and transferred the loans associated with the mortgage securitization to its loans held-for-investment portfolio. The Company also recognized a tax benefit of $6.1 million representing the recognition of the residual tax effect associated with the previously unrealized losses on the mortgage securitization recorded in other comprehensive income (loss).

Note 15 – Earnings Per Share

Basic earnings per share, excluding dilution, is computed by dividing earnings available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock or resulted in the issuance of Common Stock that could then share in the earnings of the Company. All previously stated references to the number of share outstanding, per share amounts, and stock option data of the Common Stock have been restated to give retroactive effect to the reverse stock split that occurred on October 11, 2012.

The following tables set forth the computation of basic and diluted earnings per share of Common Stock.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	(Dollars in thousands, except per share data)
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Net income	$67,203		$—	$87,387		$—
Less: preferred stock dividend/accretion	(1,449)		—	(1,417)		—
Basic earnings per share	65,754			85,970
Deferred cumulative preferred stock dividends	(3,569)	—	—	(3,374)	—	—
Net income applicable to Common Stock	62,185	56,054	1.11	82,596	55,740	1.48
Effect of dilutive securities
Warrants	—	183	—	—	—	—
Stock-based awards	—	182	(0.01)	—	442	(0.01)
Diluted earnings per share
Net income applicable to Common Stock	$62,185	56,419	$1.10	$82,596	56,182	$1.47

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	(Dollars in thousands, except per share data)
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Net income	$90,810		$—	$80,077		$—
Less: preferred stock dividend/accretion	(2,887)		—	(2,824)		—
Basic earnings per share	87,923			77,253
Deferred cumulative preferred stock dividends	(7,094)	—	—	(6,833)	—
Net income applicable to Common Stock	80,829	56,014	1.44	70,420	55,701	1.26
Effect of dilutive securities
Warrants	—	217	—	—	—	—
Stock-based awards	—	186	(0.01)	—	307	—
Diluted earnings per share
Net income applicable to Common Stock	$80,829	56,417	$1.43	$70,420	56,008	$1.26

Note 16 – Income Taxes

During 2009, the Company established a valuation allowance for its deferred tax assets, primarily due to significant cumulative pre-tax losses, economic uncertainties existing at that time and uncertainty regarding the amount of future taxable income that the Company could forecast.

Management assesses the valuation allowance recorded against the deferred tax assets at each reporting period. The decision regarding the appropriateness of the allowance is subject to considerable judgment and requires an evaluation of all the positive and negative evidence existing at the end of such period. If based on such evidence it is more likely than not that all or a portion of the deferred tax asset will not be realized in future periods, a valuation allowance is required. At June 30, 2013, the Company continues to be in a three year cumulative loss position, which represents significant negative evidence and outweighs the existing positive evidence. As a result the Company continues to have a full valuation allowance established against its net deferred tax assets of $308.1 million and $341.9 million at June 30, 2013 and December 31, 2012, respectively. The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which will impact the Company's income tax expense in the period it determines that these factors have changes.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

The Company's effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Provision (benefit) at statutory federal income tax rate (35%)	$21,383	$30,760	$29,646	$28,202
Increases (decreases) resulting from
Valuation allowance	(23,354)	(30,434)	(30,727)	(29,457)
Residual tax effect associated with other comprehensive income	(6,108)	—	(6,108)	—
Warrant (income) expense	2	(193)	(1,222)	699
DOJ litigation settlement	1,460	—	1,460	280
Other	509	367	843	776
Provision (benefit) at effective federal income tax rate	$(6,108)	$500	$(6,108)	$500

For the three months ended June 30, 2013, the net benefit for federal income taxes as a percentage of pre-tax income was 10.0 percent, compared to a provision of 0.6 percent for the three months ended June 30, 2012.

Note 17 — Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the U.S. bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

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

To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below, as of the date of filing of its quarterly report with the OCC. The Bank is considered “well capitalized” at both June 30, 2013 and December 31, 2012. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2013
Tangible capital (to tangible assets)	$1,390,582	11.00%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,390,582	11.00%	$505,871	4.0%	$632,339	5.0%
Tier 1 capital (to risk weighted assets)	1,390,582	23.73%	234,449	4.0%	351,673	6.0%
Total capital (to risk weighted assets)	1,465,860	25.01%	468,898	8.0%	586,122	10.0%
December 31, 2012
Tangible capital (to tangible assets)	$1,295,841	9.26%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,295,841	9.26%	$559,985	4.0%	$699,982	5.0%
Tier 1 capital (to risk weighted assets)	1,295,841	15.90%	325,956	4.0%	488,926	6.0%
Total capital (to risk weighted assets)	1,400,126	17.18%	651,902	8.0%	814,877	10.0%
N/A - Not applicable.

Consent Order

Effective October 23, 2012, the Bank's board of directors executed a Stipulation and Consent (the "Stipulation"), accepting the issuance of a Consent Order (the "Consent Order") by the OCC. The Consent Order replaces the supervisory agreement entered into between the Bank and the Office of Thrift Supervision (the "OTS") on January 27, 2010, which the OCC terminated simultaneous with issuance of the Consent Order. The Company is still subject to the Supervisory Agreement with the Federal Reserve (discussed below).

Under the Consent Order, the Bank is required to adopt or review and revise various plans, policies and procedures related to, among other things, regulatory capital, enterprise risk management and liquidity. Specifically, under the terms of the Consent Order, the Bank's board of directors has agreed to, among other things, which include but not limited to the following:

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

The Bank intends to address the banking issues identified by the OCC in the manner required for compliance by the OCC. There can be no assurance that the OCC will not provide substantive comments on the capital plan or other submissions that the Bank makes pursuant to the Consent Order that will have a material impact on the Company. The Company believes that the actions taken, or to be taken, to address the banking issues set forth in the Consent Order should, over time, improve its enterprise risk management practices and risk profile. For further information regarding the risks related to the Consent Order, please also refer to the section captioned “FORWARD-LOOKING STATEMENTS” below and the risk factors previously disclosed in Item 1A to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Supervisory Agreement

The Company is subject to the Supervisory Agreement, which will remain in effect until terminated, modified, or suspended in writing by the Federal Reserve. The failure to comply with the Supervisory Agreement could result in the initiation of further enforcement action by the Federal Reserve, including the imposition of further operating restrictions, and could result in additional enforcement actions against the Company. The Company has taken actions which it believes are appropriate to comply with, and intends to maintain compliance with, all of the requirements of the Supervisory Agreement.

Pursuant to the Supervisory Agreement, the Company submitted a capital plan to the OTS, predecessor in interest to the Federal Reserve. In addition, the Company agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions; purchase, repurchase or redeem certain securities; incur, issue, renew, roll over or increase any debt and enter into certain affiliate transactions; and comply with restrictions on the payment of severance and indemnification payments, director and management changes and employment contracts and compensation arrangements. A complete description of all of the terms of the Supervisory Agreement and is qualified in its entirety by reference to the copy of the Supervisory Agreement filed with the SEC as an exhibit to the Company's Current Report on Form 8-K filed on January 28, 2010. For further information regarding the risks related to the Supervisory Agreement, please also refer to the section captioned “FORWARD-LOOKING STATEMENTS” below and the risk factors previously disclosed in Item 1A to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Regulatory Developments

Among the recent legislative and regulatory developments affecting the banking industry are evolving regulatory capital standards for banking organizations. These evolving standards include the so-called "Basel III" initiatives that are part of the effort by international banking supervisors to improve the ability of the banking sector to absorb shocks in periods of financial and economic stress and changes by the U.S. bank regulatory agencies to reduce the use of credit ratings in the rules governing regulatory capital.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as "Basel III." Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require U.S. banks to maintain substantially more capital, with a greater emphasis on common equity.

In June 2012, the U.S. banking regulators adopted final market risk capital rules to implement the enhancements to the market risk framework adopted by the Basel Committee (commonly referred to as "Basel II.5"). The final rules were effective January 1, 2013 and, among other things, establish new stressed Value at Risk ("VaR") and incremental risk charges for covered trading positions and replace references to credit ratings in the market risk rules with alternative methodologies for assessing credit risk.

In August 2012, the U.S. bank regulatory agencies requested comment on three sets of proposed rules that implement the Basel III capital framework. The first of the three rules addressed minimum capital requirements, regulatory capital, and additional capital “buffer standards to enhance the resilience of banking organizations to withstand periods of financial stress. The second set of rules proposed revisions to the methodologies for calculating risk-weighted assets incorporating aspects of the Basel II standardized approach and established alternative standards of creditworthiness in place of credit ratings. The final proposal included proposed changes to the U.S. bank regulatory agencies current advanced approaches risk-based capital rule.

In July 2013, the U.S. bank regulatory agencies adopted a final rule that revises the risk-based and leverage capital requirements for banking organizations. The final rule consolidates three separate notices of proposed rulemaking published in the Federal Register in August 2012, with selected changes. The final rule implements a revised definition of regulatory capital, a new common equity tier 1 minimum capital requirement, and a higher minimum tier 1 capital requirement and requires new deductions from capital for investments in unconsolidated financial institutions, mortgage servicing assets and deferred tax assets that exceed specified thresholds. The final rule incorporates these new requirements into the U.S. bank regulatory agencies prompt corrective action framework. In addition, the final rule establishes limits on a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. Further, the final rule amends the methodologies for determining risk-weighted assets for all banking organizations. The final rule also adopts changes to the U.S. bank regulatory agencies regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rule codifies the U.S. bank regulatory agencies regulatory capital rules, which have previously resided in various appendices to their respective regulations, into a harmonized integrated regulatory framework. In addition, the OCC is amending the market risk capital rule (market risk rule) to apply to Federal savings associations, and the Board is amending the advanced approaches and market risk rules to apply to top-tier savings and loan holding companies domiciled in the United States, except for certain savings and loan holding companies that are substantially engaged in insurance underwriting or commercial activities. The mandatory compliance date is January 1, 2014 for advanced approaches banking organizations that are not savings and loan holding companies and January 1, 2015 for all other covered banking organizations with transitional provisions applicable to capital adjustments and deductions through December 31, 2017. Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs and deferred tax assets included in Tier 1 capital.

Note 18 – Legal Proceedings, Contingencies and Commitments

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

On at least a quarterly basis, the Company assesses the liabilities and loss contingencies in connection with pending or threatened legal proceedings utilizing the latest information available. The Company establishes reserves for legal claims and regulatory matters when the Company believes it is probable that a loss may be incurred and the amount of such loss can be reasonably estimated. Once established, accrued reserves are adjusted from time to time, as appropriate, in light of additional information.

Resolutions of legal claims are inherently dependent on the specific facts and circumstances of each specific case; therefore the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate and the amount of any incremental liability that may arise is not expected to have a material adverse effect on the Consolidated Financial Statements. Certain legal claims considered by the Company in its analysis of the sufficiency of its related reserves include the following.

DOJ Litigation Settlement

In February 2012, the Company announced that the Bank had entered into the DOJ Agreement relating to certain underwriting practices associated with loans insured by FHA. Pursuant to the DOJ Agreement, the Bank agreed to:

•	Comply with all applicable HUD and FHA rules related to the continued participation in the direct endorsement lender program;

•	Make an initial payment of $15.0 million within 30 business days of the effective date of the DOJ Agreement (which was paid on April 3, 2012);

•	Make the Additional Payments of approximately $118.0 million, the payment of which is contingent only upon the occurrence of certain future events; and

•	Complete a monitoring period by an independent third party chosen by the Bank and approved by HUD.

Subject to the Bank's full compliance with the terms of the DOJ Agreement, the government agreed to:

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

As of June 30, 2013, the Bank has accrued $23.3 million, which represents the fair value of the Additional Payments. See Note 3 - Fair Value Measurements, for further information on the fair value of the DOJ litigation settlement. Other than as set forth above, the DOJ Agreement does not have any effect on FHA insured loans in the Company's portfolio, including loans classified as loans repurchased with government guarantees as discussed in Note 6 - Loans Repurchased with Government Guarantees. The Company believes that such loans retain FHA insurance, and the Company continues to process such loans for insurance claims in the normal course and to receive payments thereon from the FHA. Based on the experience subsequent to the Bank's agreement with the DOJ, the Company believes that such claims are not subject to denial or dispute other than in the normal course of processing insurance claims.

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

In 2009 and 2010, the Bank received repurchase demands from Assured with respect to HELOCs that were sold by the Bank in connection with the HELOC securitizations. Assured is the note insurer of the HELOC securitizations. In April 2011, Assured filed a lawsuit against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it had paid under the insurance policies, plus interest and costs. Assured sought $111.0 million in damages. In March 2012, the Court dismissed Assured's claims for indemnification and reimbursement, but allowed the case to proceed on the breach of contract claims related to the Bank's repurchase obligations. The Court issued a memorandum opinion in September 2012, supporting and explaining the Court's March decision. In February 2013, following a bench trial, the Court issued a decision in favor of Assured and awarded it $89.2 million, plus contractual interest and attorneys' fees and costs. On April 1, 2013, the Court issued a final judgment against the Company for a total of $106.5 million, consisting of $90.7 million in damages plus $15.9 million in pre-judgment interest. The Bank filed a notice of appeal later that month. The Court subsequently issued a memorandum order, in which the Court reserved the decision regarding the amount of attorneys' fees to which Assured is entitled until after the appeals process concludes. On June 21, 2013, the Bank entered into an agreement with Assured to settle this lawsuit and the Bank's pending appeal. Pursuant to the terms of the Assured Settlement Agreement, Assured's judgment against the Bank has been deemed fully satisfied, the Bank's appeal has been dismissed, and, among other consideration and transaction provisions, the Bank has paid Assured $105.0 million. In addition, the Bank has assumed responsibility for future payments due by Assured to noteholders in the HELOC securitization trust, and will receive future reimbursements for claims paid to which Assured would otherwise have been entitled. As a result, the Bank recorded a $49.1 million gain, arising from the reconsolidation of the net fair value of the assets and liabilities in the HELOC securitization trusts on the Consolidated Financial Statements and the reversal of related reserves for pending and threatened litigation.

Also in May 2010, the Bank received repurchase demands from MBIA with respect to closed-end, fixed and adjustable second mortgage loans that were sold by the Bank in connection with its non-agency second mortgage loan securitizations. MBIA is the note insurer of each of the two second mortgage loan securitizations. On January 11, 2013, MBIA filed a complaint against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it has paid and will pay under the respective insurance policies, plus interest and costs. MBIA alleged damages to date of $165.0 million and unspecified future damages. In March 2013, the Bank filed a motion to dismiss, and MBIA filed a motion for partial summary judgment on the basis of collateral estoppel. On May 2, 2013, the Bank entered into an agreement with MBIA to settle the lawsuit. Pursuant to the terms of the MBIA Settlement Agreement, MBIA has dismissed the lawsuit against the Bank and in exchange, among other consideration and transaction provisions, the Bank has paid MBIA $110.0 million. As a result of the MBIA Settlement Agreement, the FSTAR 2006-1 mortgage securitization, which was recorded as available-for-sale investment securities, was collapsed and the Company then transferred the loans associated with the securitization to its loans held-for-investment portfolio at fair value and dissolved the FSTAR 2006-1 mortgage securitization trust. As a result, the Company recognized a $4.9 million loss during the three months ended June 30, 2013.

In May 2012, the Bank and its subsidiary, Flagstar Reinsurance Company, were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Pennsylvania, alleging a violation of Section 2607 of the Real Estate Settlement Procedures Act ("RESPA"). Section 2607(a) of RESPA generally prohibits anyone from "accept[ing] any fee, kickback or thing of value pursuant to any agreement or understanding, oral or otherwise, that business related incident to or part of a real estate settlement service involving a federally related mortgage loan shall be referred to any person." Section 2607(b) of RESPA also prohibits anyone from "accept[ing] any portion, split, or percentage of any charge made or received for the rendering of a real estate settlement service in connection with a federally related mortgage loan other than for services actually performed." The lawsuit specifically alleges that the Bank and Flagstar Reinsurance Company violated Section 2607 of RESPA through a captive reinsurance arrangement involving (i) allegedly illegal payments to Flagstar Reinsurance Company for the referral of private mortgage insurance business from the Bank to private mortgage insurers to Flagstar Reinsurance Company and (ii) Flagstar Reinsurance Company's purported receipt of an unlawful split of private mortgage insurance premiums. In January 2013, the plaintiffs filed a First Amended Complaint identifying new plaintiffs. On June 27, 2013, the court denied the Bank's and Flagstar Reinsurance's motion to dismiss the First Amended Complaint based upon the statute of limitations and equitable tolling. The court has ordered that the parties engage in limited discovery, following which the Bank and Flagstar Reinsurance may file a new motion to dismiss the First Amended Complaint.

Litigation Accruals and Other Possible Contingent Liabilities

When establishing an accrual for contingent liabilities, the Company determines a range of potential losses for each matter that is probable to result in a loss and where the amount of the loss can be reasonably estimated. The Company then records the amount it considers to be the best estimate within the range. As of June 30, 2013, the Company's total accrual for contingent liabilities was $26.8 million, which includes the accruals for the DOJ Agreement and pending cases. There may be further losses that could arise, the occurrence of which is not probable (but is reasonably possible), or the amount of which is not reasonably estimable; in either case, such losses are not included in the accrual for contingent liabilities. It is possible that the ultimate resolution of those matters, or one or more other unexpected future developments, could result in a loss or losses that, individually or in the aggregate, may be material to the Company's results of operations, or cash flows, for the relevant period(s).

Contingencies and Commitments

A summary of the contractual amount of significant commitments is as follows.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Commitments to extend credit
Mortgage loans (interest-rate lock commitments)	$3,471,704	$5,149,891
HELOC	49,879	53,276
Other	9,462	7,042
Standby and commercial letters of credit	4,727	66,005

Commitments to extend credit are agreements to lend funds or provide liquidity subject to specific contractual conditions. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Company sold $63.0 million of Northeast-based commercial letters of credit, during the first quarter 2013, related to the sale of commercial loans associated with the CIT Agreement

The Company enters into forward contracts for the future delivery or purchase of agency and loan sale contracts. These contracts are considered to be derivative instruments under U.S. GAAP. Changes to the fair value of these forward loan sales as a result of changes in interest rates are recorded on the Consolidated Statements of Financial Condition as an other asset. Further discussion on derivative instruments is included in Note 10 - Derivative Financial Instruments.

The Company has unfunded commitments under its contractual arrangement with the HELOC securitization trusts to fund future advances on the underlying HELOC. Refer to further discussion of this issue as presented in Note 8 – Private-label Securitization and Variable Interest Entities.

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

For information regarding the representation and warranty reserve, see Note 13 - Representation and Warranty Reserve.

Note 19 – Segment Information

The Company's operations are conducted through three operating segments: Community Banking, Mortgage Banking and Other, which includes the remaining reported activities. Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The operating segments have been determined based on the products and services offered and reflect the manner in which financial information is currently evaluated by management. Each segment operates under the same banking charter, but is reported on a segmented basis for this report. Each of the operating segments is complementary to each other and because of the interrelationships of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Certain prior period amounts have been reclassified to conform to current year presentation.

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

The Mortgage Banking segment originates, acquires, sells and services mortgage loans. The origination and acquisition of mortgage loans is the majority of the lending activity. Mortgage loans are originated through home lending centers, national call centers, the Internet, unaffiliated banks and mortgage brokerage companies, where the net interest income and the gains from sales associated with these loans are recognized in the Mortgage Banking segment. Also, the Mortgage Banking segment service mortgage loans for others and sells MSRs into the secondary market.

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

The following table presents financial information by business segment for the periods indicated.

	Three Months Ended June 30, 2013
	Community Banking	Mortgage Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$28,776	$40,743	$(22,423)	$47,096
Net gain on loan sales	140	144,651	—	144,791
Representation and warranty reserve - change in estimate	—	(28,941)	—	(28,941)
Other non-interest income	9,219	56,727	38,163	104,109
Total net interest income and non-interest income	38,135	213,180	15,740	267,055
Provision for loan losses	(14,681)	(16,882)	—	(31,563)
Asset resolution	300	(16,231)	10	(15,921)
Other non-interest expense	(41,431)	(110,566)	(6,479)	(158,476)
Total non-interest expense	(55,812)	(143,679)	(6,469)	(205,960)
Income (loss) before federal income taxes	$(17,677)	$69,501	$9,271	$61,095
Benefit for federal income taxes	—	—	6,108	6,108
Net income (loss)	$(17,677)	$69,501	$15,379	$67,203

Average balances
Loans held-for-sale	$33,545	$2,596,764	$—	$2,630,309
Loans held-for-investment	1,369,029	3,137,042	8,685	4,514,756
Total assets	1,573,343	8,305,851	3,081,751	12,960,945
Interest-bearing deposits	6,473,247	—	19,441	6,492,688

	Three Months Ended June 30, 2012
	Community Banking	Mortgage Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$37,716	$50,153	$(12,391)	$75,478
Net gain on loan sales	169	212,497	—	212,666
Representation and warranty reserve - change in estimate	—	(46,028)	—	(46,028)
Other non-interest income	10,524	62,129	1,043	73,696
Total net interest income and non-interest income	48,409	278,751	(11,348)	315,812
Provision for loan losses	(13,893)	(44,535)	—	(58,428)
Asset resolution	(1,367)	(19,486)	2	(20,851)
Other non-interest expense	(44,192)	(93,887)	(10,567)	(148,646)
Total non-interest expense	(59,452)	(157,908)	(10,565)	(227,925)
Income (loss) before federal income taxes	$(11,043)	$120,843	$(21,913)	$87,887
Provision for federal income taxes	—	—	(500)	(500)
Net income (loss)	$(11,043)	$120,843	$(22,413)	$87,387

Average balances
Loans held-for-sale	$—	$2,977,233	$—	$2,977,233
Loans held-for-investment	2,897,281	3,565,120	8,755	6,471,156
Total assets	3,000,600	9,523,985	1,989,891	14,514,476
Interest-bearing deposits	6,582,121	—	273,074	6,855,195

	Six Months Ended June 30, 2013
	Community Banking	Mortgage Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$58,897	$85,756	$(41,889)	$102,764
Net gain on loan sales	290	282,041	—	282,331
Representation and warranty reserve - change in estimate	—	(46,336)	—	(46,336)
Other non-interest income	20,100	107,071	41,736	168,907
Total net interest income and non-interest income	79,287	428,532	(153)	507,666
Provision for loan losses	(16,216)	(35,762)	—	(51,978)
Asset resolution	743	(33,119)	10	(32,366)
Other non-interest expense	(96,021)	(228,626)	(13,973)	(338,620)
Total non-interest expense	(111,494)	(297,507)	(13,963)	(422,964)
Income (loss) before federal income taxes	(32,207)	131,025	(14,116)	84,702
Benefit for federal income taxes	—	—	6,108	6,108
Net income (loss)	$(32,207)	$131,025	$(8,008)	$90,810

Average balances
Loans held-for-sale	$326,245	$2,794,284	$—	$3,120,529
Loans held-for-investment	1,462,013	3,203,945	7,880	4,673,838
Total assets	1,960,577	8,673,491	2,690,669	13,324,737
Interest-bearing deposits	6,715,809	—	21,999	6,737,808

	Six Months Ended June 30, 2012
	Community Banking	Mortgage Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$73,017	$95,971	$(18,777)	$150,211
Net gain on loan sales	340	417,178	—	417,518
Representation and warranty reserve - change in estimate	—	(106,566)	—	(106,566)
Other non-interest income	19,882	121,734	9,142	150,758
Total net interest income and non-interest income	93,239	528,317	(9,635)	611,921
Provision for loan losses	(42,763)	(130,338)	—	(173,101)
Asset resolution	(6,499)	(51,124)	2	(57,621)
Other non-interest expense	(88,680)	(185,114)	(26,828)	(300,622)
Total non-interest expense	(137,942)	(366,576)	(26,826)	(531,344)
Income (loss) before federal income taxes	(44,703)	161,741	(36,461)	80,577
Provision for federal income taxes	—	—	(500)	(500)
Net income (loss)	$(44,703)	$161,741	$(36,961)	$80,077

Average balances
Loans held-for-sale	$—	$2,685,479	$—	$2,685,479
Loans held-for-investment	2,838,567	3,761,265	9,118	6,608,950
Total assets	2,943,669	9,487,366	1,929,791	14,360,826
Interest-bearing deposits	6,469,742	—	281,877	6,751,619

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say "we," "us," or "our," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference to "we," "us," or "our" will include our wholly-owned subsidiary Flagstar Bank, FSB, and Flagstar Capital Markets Corporation ("FCMC"), our wholly-owned subsidiary, which we collectively refer to as the "Bank."

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

(1)
Volatile interest rates-which affect, among other things, (i) the mortgage business, (ii) our ability to originate loans and sell assets at a profit, (iii) prepayment speeds and (iv) our cost of funds-could adversely affect earnings;

(2)	Competitive factors for mortgage loan originations could negatively affect gain on loan sale margins;

(3)	Competition from banking and non-banking companies for deposits and loans can affect our earnings, gain on sale margins and market share;

(4)
Changes in the regulation of financial services companies and government-sponsored housing enterprises and, in particular, declines in the liquidity of the secondary market for residential mortgage loan sales could adversely affect our business;

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

(9)
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

(10)
Our, or the Bank's, failure to comply with the terms and conditions of the supervisory agreement with the Board of Governors of the Federal Reserve or the consent order with the Office of the Comptroller of the Currency, respectively, could result in further enforcement actions against us, which could negatively affect our results of operations and financial condition; and

(11)
The downgrade of the long-term credit rating of the United States. by one or more ratings agencies could materially affect global and domestic financial markets and economic conditions, which may affect our business activities, financial condition, and liquidity.

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such factor on our business.

Please also refer to Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1A to Part II of this Quarterly Report on Form 10-Q, which are incorporated by reference herein, for further information on these and other factors affecting us.

Although we believe that these forward-looking statements are based on reasonable estimates and assumptions, they are not guaranties of future performance and are subject to known and unknown risks, uncertainties, contingencies and other factors. Accordingly, we cannot give you any assurance that our expectations will in fact occur or that actual results will not differ materially from those expressed or implied by such forward-looking statements. In light of the significant uncertainties inherent in forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At June 30, 2013, our total assets were $12.7 billion, making us the largest bank headquartered in Michigan and one of the 10 largest savings banks in the United States. Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBC." We are considered a controlled company for NYSE purposes, because MP Thrift Investments, L.P. ("MP Thrift") held approximately 63.5 percent of our common stock as of June 30, 2013.

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

Our primary business is conducted through our Mortgage Banking segment, in which we originate or purchase residential first mortgage loans throughout the country and sell them into securitization pools, primarily to Fannie Mae, Freddie Mac and Ginnie Mae (collectively, government sponsored entities or the "GSEs") or as whole loans. Approximately 99.4 percent of our total loan originations during the three months ended June 30, 2013 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale to the GSEs. Our revenue primarily consists of net gain on loan sales, loan fees and charges, net loan administration income, and interest income from residential first mortgage loans held-for-investment and held-for-sale, and second mortgage loans held-for-investment. We originate residential first mortgage loans through our wholesale relationships with approximately 1,500 mortgage brokers and over 1,000 correspondents, which are located in all 50 states and serviced by 136 account executives. We also operate 40 home lending centers located in 17 states, which primarily originate one-to-four family residential first mortgage loans as part of our Mortgage Banking segment. These loan origination centers employ approximately 200 loan officers. We also originate mortgage loans through referrals from our banking centers, consumer direct call center and our website, www.flagstar.com. The combination of our home lending, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential first mortgage loan products. Our servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, assisting homeowners through loss mitigation activities, and accounting for and remitting principal and interest payments to mortgage-backed securities investors and escrow payments to third parties.

Our business also includes the activities conducted through our Community Banking segment, in which our revenue includes net interest income and fee-based income from community banking services. At June 30, 2013, we operated 111 banking centers (of which 11 are located in retail stores), all of which are located in Michigan. Of the 111 banking centers, 66 facilities are owned and 45 facilities are leased. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and businesses. We provide deposit and cash management services to governmental units on a relationship basis. We leverage our banking centers to cross-sell loan and deposit products to existing customers and to increase our customer base by attracting new customers. At June 30, 2013, we had a total of $7.5 billion in deposits, including $5.9 billion in retail deposits, $0.8 billion in company controlled deposits, $0.7 billion in government deposits, and $0.1 billion in wholesale deposits.

At June 30, 2013, we had 3,759 full-time equivalent salaried employees of which 341 were account executives and loan officers.

Operating Segments

Our business is comprised of two primary operating segments - Community Banking and Mortgage Banking. Our Community Banking segment currently offers a line of financial products and services to individuals, small and middle market businesses, and mortgage lenders. Our Mortgage Banking segment originates, acquires, sells and services residential first mortgage loans on one-to-four family residences. In addition to the two primary segments, we also have an Other segment which includes corporate treasury, tax benefits not assigned to specific operating segments, and miscellaneous other expenses of a corporate nature. Each operating segment supports and complements the operations of the other. For example, funding for the Mortgage Banking segment is primarily provided by deposits obtained through the Community Banking segment. Financial information regarding the three operating segments is set forth in Note 19 of the Notes to Consolidated Financial Statements in Item 1. Financial Statements, herein. A more detailed discussion of the three operating segments is set forth below.

Community Banking

Our Community Banking segment consists primarily of four groups: Branch Banking, Commercial and Business Banking, Government Banking, and Warehouse Lending. Our Community Banking segment's two strategic responsibilities are providing a stable funding source for the Mortgage Banking segment and operating as a standalone, profitable line of business. The groups within the Community Banking segment originate consumer loans, commercial loans and warehouse loans, gather consumer, business and governmental deposits, and offer liquidity management products. The liquidity management products include customized treasury management solutions, equipment and technology leasing, international services, capital markets services such as interest rate risk protection products, foreign exchange hedging, and trading of securities. At June 30, 2013, Branch Banking included 111 banking centers located throughout Michigan. Commercial and Business Banking includes relationship and portfolio managers throughout Michigan's major markets. Government Banking provides deposit and cash management services to all sizes of government units and school districts on a relationship basis throughout Michigan and others. Warehouse Lending offers lines of credit to other mortgage lenders, allowing those lenders to fund the closing of residential first mortgage loans.

Our Community Banking segment intends to achieve our strategic objective of becoming a standalone, profitable line of business through implementation of a number of important initiatives, including strengthening the leadership team, enhancing the sales process, improving operating efficiencies, and developing a streamlined account opening strategy. Branch Banking intends to continue optimizing our network of offices through strategic growth and relocations. Commercial and Business Banking intends to continue our focus on acquiring new customer relationships throughout Michigan, and Government Banking anticipates acquiring new and expanding existing relationships through a focus on checking accounts and treasury services.

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

Commercial loans held-for-investment. Our Commercial and Business Banking group includes relationship and portfolio managers throughout Michigan's major markets. Our commercial loans held-for-investment totaled $642.0 million at June 30, 2013 and $737.2 million at December 31, 2012, and consists of three loan types: commercial real estate, commercial and industrial and commercial lease financing, each of which is discussed in more detail below. During the three and six months ended June 30, 2013, we originated $56.1 million and $122.3 million, respectively, in commercial loans, compared to $197.1 million and $464.0 million, respectively, during the three and six months ended June 30, 2012. The following table identifies the commercial loan held-for-investment portfolio by loan type and selected criteria at June 30, 2013 and December 31, 2012.

Commercial Loans Held-for-Investment
June 30, 2013	Unpaid Principal Balance (1)	Average Note Rate	Loan on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$283,860	5.57%	$43,168
Adjustable rate	192,953	3.36%	15,075
Total commercial real estate loans	476,813		$58,243
Net deferred fees and other	(313)
Total commercial real estate loans	$476,500
Commercial and industrial loans:
Fixed rate	$13,792	3.86%	$248
Adjustable rate	146,966	2.87%	88
Total commercial and industrial loans	160,758		$336
Net deferred fees and other	(499)
Total commercial and industrial loans	$160,259
Commercial lease financing loans:
Fixed rate	$4,548	6.21%	$5,206
Net deferred fees and other	742
Total commercial lease financing loans	$5,290
Total commercial loans:
Fixed rate	$302,200	5.50%	$48,622
Adjustable rate	339,919	3.15%	15,163
Total commercial and industrial loans	642,119		$63,785
Net deferred fees and other	(70)
Total commercial and industrial loans	$642,049

Commercial Loans Held-for-Investment
December 31, 2012	Unpaid Principal Balance (1)	Average Note Rate	Loan on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$342,296	5.5%	$38,909
Adjustable rate	299,489	4.1%	47,458
Total commercial real estate loans	641,785		$86,367
Net deferred fees and other	(1,470)
Total commercial real estate loans	$640,315
Commercial and industrial loans:
Fixed rate	$33,124	3.5%	$—
Adjustable rate	58,544	2.7%	41
Total commercial and industrial loans	91,668		$41
Net deferred fees and other	(1,103)
Total commercial and industrial loans	$90,565
Commercial lease financing loans:
Fixed rate	$5,634	6.2%	$—
Net deferred fees and other	666
Total commercial lease financing loans	$6,300
Total commercial loans:
Fixed rate	$381,054		$38,909
Adjustable rate	358,033		47,499
Total commercial and industrial loans	739,087		$86,408
Net deferred fees and other	(1,907)
Total commercial and industrial loans	$737,180
(1)     Unpaid principal balance does not include premiums or discounts.

At June 30, 2013, our commercial real estate loans held-for-investment totaled $476.5 million, or 11.2 percent of our held-for-investment loan portfolio, our commercial and industrial held-for-investment loan portfolio was $160.3 million, or 3.8 percent of our held-for-investment loan portfolio, and our commercial lease financing loans held-for-investment totaled $5.3 million, or 0.1 percent of our held-for-investment loan portfolio. At December 31, 2012, our commercial real estate held-for-investment loan portfolio totaled $640.3 million, or 11.8 percent of our held-for-investment loan portfolio, our commercial and industrial held-for-investment loan portfolio was $90.6 million, or 1.7 percent of our held-for-investment loan portfolio, and our commercial lease financing held-for-investment loans totaled $6.3 million, or 0.1 percent of our held-for-investment loan portfolio.

The following table sets forth the unpaid principal balance of our commercial loan held-for-investment portfolio at June 30, 2013 by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total
	(Dollars in thousands)
Commercial real estate	$321,059	$12,254	$18,971	$72,173	$52,356	$476,813
Commercial and industrial	874	671	33,323	41,946	83,944	160,758
Commercial lease financing	—	—	3,781	509	258	4,548
Total	$321,933	$12,925	$56,075	$114,628	$136,558	$642,119

The average loan balance in our total commercial held-for-investment loan portfolio was approximately $0.8 million for the six months ended June 30, 2013, with the largest loan being $39.5 million. There are approximately 24 loans with more than $5.0 million of unpaid principal balance and those loans comprised approximately $212.3 million, or 33.1 percent, of the total commercial held-for-investment loan portfolio in the aggregate.

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

The following table discloses our total unpaid principal balance of commercial real estate held-for-investment loans by geographic concentration at June 30, 2013.

	June 30, 2013
State	Percent	Amount (1)
	(Dollars in thousands)
Michigan	69.3%	$330,520
Indiana	7.6%	36,413
Georgia	4.6%	21,700
Florida	3.1%	15,042
California	2.9%	13,626
Kentucky	2.0%	9,454
Other	10.5%	50,058
Total	100.0%	$476,813

(1)	Unpaid principal balance does not include premiums or discounts.

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

Warehouse lending. We also continue to offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or drawdown on the line is collateralized by the residential first mortgage loan being funded. During the six months ended June 30, 2013, we subsequently acquired approximately 81.7 percent of residential first mortgage loans funded through the warehouse lines. Underlying mortgage loans are predominately originated using GSE underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more principal officers of the borrower. The aggregate committed amount of adjustable rate warehouse lines of credit granted to other mortgage lenders at June 30, 2013 was $2.2 billion, of which $0.7 billion was outstanding and bearing an average interest rate of 5.2 percent, compared to $2.3 billion committed at December 31, 2012, of which $1.3 billion was outstanding with an average interest rate of 5.4 percent. The levels of outstanding balances of such warehouse lines are generally correlated to the level of our overall production levels because many of our correspondents (from whom we purchase mortgage loans) are also warehouse lending customers. During the six months ended June 30, 2013, our warehouse lines funded approximately 60.4 percent of the loans in our correspondent channel, as compared to approximately 67.9 percent during the six months ended June 30, 2012. There were 292 warehouse lines of credit to other mortgage lenders with an average size of $7.7 million at June 30, 2013, compared to 311 warehouse lines of credit with an average size of $7.5 million at December 31, 2012. At June 30, 2013, we had $0.1 million on non-accrual status, compared to no warehouse lines on non-accrual status at December 31, 2012.

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

During the second quarter 2013, approximately 29 percent of our residential first mortgage originations were purchase mortgages, as compared to approximately 19 percent in the first quarter 2013. We believe the purchase/refinance mix of our mortgage originations has historically tracked close to the mix of the overall mortgage industry, and we expect will continue to do so. We believe this to be the case in each of our production channels as well.

Home Lending Centers.  In a home lending center transaction, loans are originated through a nationwide network of our stand-alone loan origination centers, as well as referrals from our Banking segment and the national call center. When loans are originated on a retail basis, the origination documentation is completed internally inclusive of customer disclosures and other aspects of the lending process and the funding of the transactions. At June 30, 2013 we maintained 40 loan origination centers. At the same time, our centralized loan processing gains efficiencies and allows lending sales staff to focus on originations.

Broker.  In a broker transaction, an unaffiliated bank or mortgage brokerage company completes the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as "table funding") thereby becoming the lender of record. Currently, we have active broker relationships with approximately 1,500 banks, credit unions, and mortgage brokerage companies located in all 50 states.

Correspondent.  In a correspondent transaction, an unaffiliated bank or mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at a market price. We do not acquire loans from correspondents on a bulk basis without prior review. Instead, we perform a full review of each loan, purchasing only those that were originated in accordance with our underwriting guidelines. We have active correspondent relationships with over 1,000 companies, including banks, credit unions, and mortgage companies located in all 50 states.

As of June 30, 2013, we ranked in the top ten mortgage lenders based on our residential first mortgage loan originations. The following tables disclose residential first mortgage loan originations by channel, type and mix for each respective period.

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(Dollars in thousands)
Home Lending Centers	$575,016	$697,340	$998,804	$961,591	$751,075
Broker	2,974,555	3,201,371	4,524,775	4,117,742	3,156,949
Correspondent	7,332,558	8,524,540	9,833,218	9,434,287	8,638,977
Total	$10,882,129	$12,423,251	$15,356,797	$14,513,620	$12,547,001

Purchase originations	$3,146,501	$2,339,269	$2,915,724	$3,267,788	$3,324,501
Refinance originations	7,735,628	10,083,982	12,441,073	11,245,832	9,222,500
Total	$10,882,129	$12,423,251	$15,356,797	$14,513,620	$12,547,001

Conventional	$7,681,337	$8,591,784	$10,427,131	$10,020,863	$8,762,268
Government	2,535,378	2,799,000	3,363,134	3,178,563	3,085,247
Jumbo	665,414	1,032,467	1,566,532	1,314.194	699,486
Total	$10,882,129	$12,423,251	$15,356,797	$14,513,620	$12,547,001

Underwriting

During the six months ended June 30, 2013, we primarily originated residential first mortgage loans for sale to the GSEs, each of which has its particular underwriting guidelines.

Residential first mortgage loans

At June 30, 2013, most of our held-for-investment residential first mortgage loans had been originated in 2008 or prior years with underwriting criteria that varied by product and with the standards in place at the time of origination. Loans originated after 2008 are loans that generally satisfy specific criteria for sale into securitization pools insured by the GSEs or were repurchased from the GSEs subsequent to such sales.

At June 30, 3013, the largest geographic concentrations of our residential first mortgage loans in our held-for-investment portfolio were in California, Florida and Michigan, which represented 51.2 percent.

Set forth below is a table describing the characteristics of the residential first mortgage loans in our held-for-investment portfolio at June 30, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$2,510,065	$22,620	$32,434	$32,051	$8,527	$2,605,697
Average note rate	3.99%	4.74%	4.47%	3.85%	4.00%	4.00%
Average original FICO score	711	716	735	743	742	712
Average current FICO score (2)	703	724	742	755	742	704
Average original LTV ratio	76.2%	76.7%	77.9%	71.8%	71.3%	76.2%
Housing Price Index LTV, as recalculated (3)	89.5%	75.4%	74.6%	67.1%	70.6%	88.9%
Underwritten with low or stated income documentation	35.0%	—%	1.0%	—%	—%	34.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the six months ended June 30, 2013

(3)
The housing price index ("HPI") loan-to-value ("LTV) is updated from the original LTV based on Metropolitan Statistical Area-level Office of Federal Housing Enterprise Oversight ("OFHEO") data as of March 31, 2013.

Average original LTV represents the loan balance at origination, as a percentage of the original appraised value of the property. LTVs are refreshed quarterly based on estimates of home prices using the most current OFHEO data, and reflect the modest recovery in home prices over the past 18 months.

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

In general, for loans originated in 2008 and prior, those loans with a balance under $1,000,000 require a valid GSE automated underwriting system ("AUS") response for approval consideration. Documentation and ratio guidelines are driven by the AUS response. A FICO credit score for the borrower is required and a full appraisal of the underlying property that serve as collateral is obtained.

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

The following table identifies our held-for-investment mortgages by major category, at June 30, 2013. Loans categorized as subprime were initially originated for sale and comprised only 0.1 percent of the portfolio of first lien mortgage loans.

June 30, 2013	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
	(Dollars in thousands)
Residential first mortgage loans
Amortizing
3/1 ARM	$132,462	3.50%	691	698	259	80.3%	82.3%
5/1 ARM	341,907	3.61%	717	724	274	73.9%	76.6%
7/1 ARM	29,079	4.28%	728	749	299	73.1%	71.3%
Other ARM	57,222	3.16%	676	686	251	83.4%	78.2%
Fixed mortgage loans (4)	871,769	4.45%	698	661	330	78.4%	94.6%
Total amortizing	1,432,439	4.10%	702	683	306	77.6%	88.0%
Interest only
3/1 ARM	185,609	3.57%	722	721	266	74.3%	87.5%
5/1 ARM	716,018	3.37%	724	737	267	75.0%	87.5%
7/1 ARM	42,398	6.23%	732	731	287	73.8%	98.7%
Other ARM	38,538	3.41%	723	728	269	76.2%	92.5%
Other interest only	148,677	6.33%	727	721	289	73.9%	98.9%
Total interest only	1,131,240	3.90%	724	731	276	74.6%	89.6%
Option ARMs	39,105	3.05%	717	712	303	69.3%	99.0%
Subprime (5)
3/1 ARM	49	10.30%	685	726	268	95.0%	71.1%
Other ARM	166	9.89%	591	644	284	90.0%	83.4%
Other subprime	2,698	8.37%	624	650	287	72.6%	98.0%
Total subprime	$2,913	8.49%	623	651	286	73.9%	96.8%
Total residential first mortgage loans	$2,605,697	4.00%	712	704	291	76.2%	88.9%
Second mortgage loans (6) (7)	$180,784	7.22%	730	730	116	20.4%	22.2%
HELOC loans (6) (7)	$321,431	5.58%	727	727	41	26.3%	28.7%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the six months ended June 30, 2013.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of March 31, 2013.

(4)	Includes substantially fixed rate mortgage loans.

(5)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

(6)	Reflects lower LTV only as to second liens because information regarding the first liens is not available.

(7)
Includes $73.3 million and $170.5 million of second mortgage and home equity line of credit (“HELOC”) loans, respectively, that were reconsolidated as a result of the settlements with MBIA Insurance Corporation (“MBIA”) and Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. (“Assured”) and accounted for under the fair value option at June 30, 2013. The LTV information is not available for these loans.

The following table sets forth characteristics of those loans in our held-for-investment mortgage portfolio as of June 30, 2013 that were originated with less documentation than is now required by the GSEs. Loans as to which underwriting information was accepted from a borrower without validating that particular item of information are referred to as "low doc" or "stated." Substantially all of those loans were underwritten with verification of employment, but with the related job income, personal assets, or both, stated by the borrower without verification of actual amount. The lack of verification of borrower provided information may increase the risk profile of those loans. Loans as to which underwriting information was supported by third party documentation or procedures are referred to as "full doc," and the information therein is referred to as "verified." Also set forth are different types of loans that may have a higher risk of non-collection than other loans.

	Low Doc
June 30, 2013	% of Held-for-Investment loans	% of Residential First Mortgage loans	Unpaid Principal Balance (1)
	(Dollars in thousands)
Characteristics
SISA (stated income, stated asset)	1.89%	3.23%	$84,217
SIVA (stated income, verified assets)	10.85%	18.60%	484,765
High LTV (i.e., at or above 95% at origination)	0.17%	0.30%	7,779
Second lien products (HELOCs, second mortgages)	3.37%	5.78%	150,513
Loan types
Option ARM loans	0.52%	0.89%	23,072
Interest-only loans	9.09%	15.59%	406,194
Subprime (2)	0.03%	0.06%	1,488

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

Adjustable-rate mortgage loans.  Adjustable rate mortgage ("ARM") loans held-for-investment were originated using Fannie Mae and Freddie Mac guidelines as a base framework, and the debt-to-income ratio guidelines and documentation typically followed the AUS guidelines. Our underwriting guidelines were designed with the intent to minimize layered risk. The maximum ratios allowable for purposes of both the LTV ratio and the combined loan-to-value ("CLTV") ratio, which includes second mortgages on the same collateral, was 100 percent, but subordinate (or second mortgage) financing was not allowed over a 90 percent LTV ratio. At a 100 percent LTV ratio with private mortgage insurance, the minimum acceptable FICO score, or the "floor," was 700, and at lower LTV ratio levels, the FICO floor was 620. All occupancy and specific-purpose loan types were allowed at lower LTVs. At times ARMs were underwritten at an initial rate, also known as the "start rate," that was lower than the fully indexed rate but only for loans with lower LTV ratios and higher FICO scores. Other ARMs were either underwritten at the note rate if the initial fixed term was two years or greater, or at the note rate plus two percentage points if the initial fixed rate term was six months to one year.

Set forth below is a table describing the characteristics of our ARM loans in our residential first mortgage held-for-investment loan portfolio at June 30, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$1,530,958	$8,137	$18,347	$17,918	$7,193	$1,582,553
Average note rate	3.52%	4.16%	4.24%	3.79%	3.99%	3.54%
Average original FICO score	717	740	741	761	741	718
Average current FICO score (2)	725	757	754	773	741	726
Average original LTV ratio	75.4%	71.4%	73.9%	63.6%	71.8%	75.2%
Housing Price Index LTV, as recalculated (3)	85.4%	71.5%	70.0%	59.8%	71.1%	84.8%
Underwritten with low or stated income documentation	35.0%	—%	1.0%	—%	—%	33.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the six months ended June 30, 2013.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of March 31, 2013.

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

Set forth below is a table describing specific characteristics of option ARMs in our held-for-investment mortgage portfolio at June 30, 2013, which were originated in 2008 or prior.

Year of Origination	2008 and Prior
(Dollars in thousands)
Unpaid principal balance (1)	$39,105
Average note rate	3.05%
Average original FICO score	717
Average current FICO score (2)	712
Average original LTV ratio	69.3%
Average original CLTV ratio	75.1%
Housing Price Index LTV, as recalculated (3)	99.0%
Underwritten with low or stated income documentation	$23,072
Total principal balance with any accumulated negative amortization	$25,281
Percentage of total ARMS with any accumulated negative amortization	1.6%
Amount of net negative amortization (i.e., deferred interest) accumulated as interest income during the six months ended June 30, 2013	$2,464

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the six months ended June 30, 2013.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of March 31, 2013.

Set forth below are the accumulated amounts of interest income arising from the net negative amortization portion of loans during the six months ended June 30, 2013 and 2012.

	Unpaid Principal Balance of Loans in Negative Amortization At Year-End (1)	Amount of Net Negative Amortization Accumulated as Interest Income During Period
	(Dollars in thousands)
2013	$25,281	$2,464
2012	$54,898	$5,340

(1)	Unpaid principal balance does not include premiums or discounts.

Set forth below are the frequencies at which the interest rate on ARM loans outstanding at June 30, 2013, will reset.

Reset frequency	# of Loans	Balance	% of the Total
	(Dollars in thousands)
Monthly	110	$21,888	1.4%
Semi-annually	3,250	998,390	63.1%
Annually	2,783	403,070	25.5%
No reset — non-performing loans	543	159,205	10.0%
Total	6,686	$1,582,553	100.0%

Set forth below as of June 30, 2013, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period and non-performing loans do not reset while in the non-performing status. Accordingly, the table below may include the same loans in more than one period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in thousands)
2013 (1)	N/A	N/A	$572,921	$602,814
2014	603,192	631,299	650,918	627,652
2015	644,859	649,794	673,692	645,377
Later years (2)	666,735	665,705	696,131	668,879

(1)	Reflect loans that have reset through June 30, 2013.

(2)	Later years reflect one reset period per loan.

Interest only mortgages. We offered adjustable rate, fixed term loans with 10-year, interest only options. These loans were originated using Fannie Mae and Freddie Mac guidelines as a base framework. We generally applied the debt-to-income ratio guidelines and documentation using the automated underwriting Approve/Reject response requirements of Fannie Mae and Freddie Mac.

Set forth below is a table describing the characteristics of the interest only mortgage loans in our held-for-investment mortgage portfolio at June 30, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1) (2)	$1,130,295	$945	$—	$—	$—	$1,131,240
Average note rate	3.90%	5.16%	—%	—%	—%	3.90%
Average original FICO score	724	688	—	—	—	724
Average current FICO score (3)	731	712	—	—	—	731
Average original LTV ratio	74.7%	57.5%	—%	—%	—%	74.6%
Housing Price Index LTV, as recalculated (4)	89.6%	57.7%	—%	—%	—%	89.6%
Underwritten with low or stated income documentation	36.0%	—%	—%	—%	—%	36.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Interest only loans placed in portfolio in 2010 comprise loans that were initially originated for sale. There are two loans in this population.

(3)	Current FICO scores obtained at various times during the six months ended June 30, 2013.

(4)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of March 31, 2013.

Set forth below is a table describing the amortization date and payment shock of current interest only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at June 30, 2013.

	2013	2014	2015	2016	2017	Thereafter	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$20,236	$309,272	$376,720	$63,173	$304,432	$12,464	$1,086,297
Weighted average rate	3.50%	3.49%	3.47%	3.73%	4.65%	5.25%	3.74%
Average original monthly payment per loan (dollars)	$1,293	$1,371	$1,408	$1,723	$2,696	$1,913	$1,662
Average current monthly payment per loan (dollars)	$979	$913	$820	$1,059	$2,032	$1,590	$1,104
Average amortizing payment per loan (dollars)	$1,668	$2,168	$1,625	$1,864	$3,212	$2,152	$2,111
Loan count	70	992	1,339	204	613	38	3,256
Payment shock (dollars)	$689	$1,255	$805	$805	$1,181	$562	$1,008
Payment shock (percent)	70.0%	138.0%	98.0%	76.0%	44.0%	35.0%	91.0%

(1)	Unpaid principal balance does not include premiums or discounts.

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

Set forth below is a table describing the characteristics of the second mortgage loans in our held-for-investment portfolio at June 30, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$179,985	$349	$45	$293	$112	$180,784
Average note rate	7.23%	6.85%	6.99%	4.34%	5.20%	7.22%
Average original FICO score	730	696	664	763	757	730
Average original LTV ratio (2)	20.4%	14.7%	17.8%	21.0%	14.7%	20.4%
Average original CLTV ratio	50.6%	65.5%	94.1%	79.0%	86.6%	50.7%
Housing Price Index LTV, as recalculated (3)	22.2%	13.7%	15.8%	20.5%	14.4%	22.2%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Reflects lower LTV only as to second liens because information regarding the first liens is not available.

(3)
The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of March 31, 2013. The HPI LTV is not available for the loans associated with the MBIA Settlement.

(4)
Includes $73.3 million of second mortgage that were reconsolidated as a result of the MBIA Settlement Agreement and accounted for under the fair value option at June 30, 2013. The LTV information is not yet available for these loans.

Home Equity Line of Credit loans. We originated HELOC loans from 2002 to mid-2009. The majority of these HELOC loans were closed in conjunction with the closing of related first mortgage loans originated and serviced by us. Documentation requirements for HELOC applications were generally the same as those required of borrowers for the first mortgage loans originated by us, and debt-to-income ratios were capped at 50 percent. For HELOCs closed in conjunction with the closing of a first mortgage loan that was not being originated by us, our debt-to-income ratio requirements were capped at 40 percent to 45 percent and the LTV was capped at 80 percent. The qualifying payment varied over time and included terms such as either 0.75 percent of the line amount or the interest only payment due on the full line based on the current rate plus 0.5 percent. HELOCs were available in conjunction with primary residence transactions that required full documentation, and the borrower was allowed a CLTV ratio of up to 100 percent. For similar loans that also contained higher risk elements, we limited the maximum CLTV to 90 percent. FICO floors ranged from 620 to 720. The HELOC terms called for monthly interest only payments with a balloon principal payment due at the end of 10 years. At times, initial teaser rates were offered for the first three months.

HELOC loan originations were re-launched in June 2011 as a banking center originated portfolio product. Current HELOC guidelines and pricing parameters have been established to attract high credit quality loans with long term profitability. The minimum FICO is 680, maximum CLTV is 80 percent, and the maximum debt-to-income ratio is 45 percent.

Set forth below is a table describing the characteristics of the HELOCs in our held-for-investment portfolio at June 30, 2013, by year of origination.

Year of Origination	2009 and Prior (1)	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (2)	$302,017	$—	$1,937	$10,288	$7,189	$321,431
Average note rate (3)	5.70%	—%	3.87%	3.74%	3.60%	5.58%
Average original FICO score	724	—	753	765	762	727
Average original LTV ratio	25.1%	—%	42.3%	46.2%	42.4%	26.3%
Housing Price Index LTV, as recalculated (4)	28.4%	—%	32.5%	35.7%	31.5%	28.7%

(1)
Includes $170.5 million of HELOC loans that were reconsolidated as a result of the Assured Settlement Agreement and accounted for under the fair value option at June 30, 2013. The LTV information is not yet available for these loans.

(2)	Unpaid principal balance does not include premiums or discounts.

(3)
Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as currently the minimum rate on virtually all of the loans is in effect.

(4)
The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of March 31, 2013. Reflects lower LTV because these are second liens and information regarding the first lien is not available. The HPI LTV is not available for the loans reconsolidated as part of the Assured Settlement.

Summary of Operations

Our net income applicable to common stock for the three months ended June 30, 2013 was $65.8 million ($1.10 per diluted share), compared to $86.0 million ($1.47 per diluted share) for the three months ended June 30, 2012. Our net income applicable to common stock for the six months ended June 30, 2013 was $87.9 million ($1.43 per diluted share), compared to $77.3 million ($1.26 per diluted share) for the six months ended June 30, 2012. The increase during the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was affected by the following factors:

•
Provision for loan losses decreased by $121.1 million for the six months ended June 30, 2013, to $52.0 million, primarily due to the refinements in the estimation process during the first quarter of 2012, lower quarterly loss rates and decreased qualitative factors;

•
Representation and warranty reserve - change in estimate decreased $60.2 million to $46.3 million for the six months ended June 30, 2013, which was primarily due to the refinements to the estimation process during the first quarter of 2012;

•
Net gain on loan sales decreased $135.2 million for the six months ended June 30, 2013, to $282.3 million, primarily due to lower residential first mortgage rate lock commitments and a lower base gain on sale margin;

•
Net interest income decreased by $47.4 million to $102.8 million for the six months ended June 30, 2013, primarily due to lower average balances of residential first mortgage loans held-for-sale and warehouse and residential first mortgage loans held-for-investment, as well as a lower rate environment. Net interest margin decreased to 1.75 percent, as compared to 2.34 percent for the six months ended June 30, 2012;

•	Income of $49.1 million during the six months ended June 30, 2013 related to the reconsolidation, at fair value, of the HELOC securitization trusts as a result of the Assured Settlement Agreement; and

•	Legal and professional expense increased $15.3 million to $45.2 million for the six months ended June 30, 2013, primarily due to higher consulting expense.

Selected Financial Ratios
(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Return on average assets	2.03%	2.37%	1.32%	1.08%
Return on average equity	21.23%	31.09%	14.57%	13.78%
Efficiency ratio	65.3%	53.7%	73.1%	58.5%
Efficiency ratio (credit-adjusted) (1)	53.5%	41.2%	61.1%	41.8%
Equity/assets ratio (average for the period)	9.56%	7.62%	9.06%	7.81%
Mortgage loans originated (2)	$10,882,129	$12,547,017	$23,305,492	$23,716,426
Other loans originated	$67,763	$203,584	$142,503	$475,029
Mortgage loans sold and securitized	$11,123,821	$12,777,311	$23,946,700	$23,607,109
Interest rate spread – bank only (3)	1.46%	2.10%	1.55%	2.12%
Net interest margin – bank only (4)	1.72%	2.37%	1.81%	2.39%
Interest rate spread – consolidated (3)	1.43%	2.08%	1.52%	2.10%
Net interest margin – consolidated (4)	1.66%	2.32%	1.75%	2.34%
Average common shares outstanding	56,053,922	55,740,558	56,014,126	55,701,431
Average fully diluted shares outstanding	56,419,163	56,182,130	56,417,122	56,008,232
Average interest earning assets	$11,311,945	$12,943,237	$11,691,470	$12,791,952
Average interest paying liabilities	$9,642,543	$11,100,307	$9,988,671	$11,047,283
Average stockholders' equity	$1,238,787	$1,106,224	$1,206,563	$1,121,421
Charge-offs to average LHFI	6.96%	3.24%	4.88%	6.18%
Charge-offs to average LHFI, adjusted (5)	3.56%	3.24%	3.24%	6.18%

	June 30, 2013	December 31, 2012	June 30, 2012
Equity-to-assets ratio	9.84%	8.23%	8.20%
Tier 1 leverage ratio (to adjusted total assets) (6)	11.00%	9.26%	9.07%
Total risk-based capital ratio (to risk-weighted assets) (6)	25.01%	17.18%	17.03%
Book value per common share	$17.66	$16.12	$16.50
Number of common shares outstanding	56,077,528	55,863,053	55,772,262
Mortgage loans serviced for others	$68,320,534	$76,821,222	$76,192,099
Weighted average service fee (basis points)	29.5	29.2	30.4
Capitalized value of mortgage servicing rights	1.07%	0.93%	0.84%
Ratio of allowance for loans losses to non-performing LHFI (7) (8)	94.2%	76.3%	66.5%
Ratio of allowance for loan losses to LHFI (7)(8)	5.75%	5.61%	4.38%
Ratio of non-performing assets to total assets (bank only)	2.71%	3.70%	3.75%
Number of banking centers	111	111	111
Number of loan origination centers	40	31	30
Number of employees (excluding loan officers and account executives)	3,418	3,328	3,184
Number of loan officers and account executives	341	334	336

(1)	See Non-GAAP reconciliation.

(2)	Includes residential first mortgage and second mortgage loans.

(3)
Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of the net interest income divided by that period's average interest-earning assets.

(5)	Excludes charge-offs of $38.3 million related to the sale of non-performing and TDR loans, during both the three and six months ended June 30, 2013, respectively.

(6)
Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk-based capital. These ratios are applicable to the Bank only.

(7)	Bank only and does not include non-performing loans held-for-sale.

(8)	Excludes loans carried under the fair value option.

Net Interest Income

Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities. Interest income recorded on loans is reduced by the amortization of net premiums and net deferred loan origination costs.

We recognized $47.1 million in net interest income for the three months ended June 30, 2013, which represented a decrease of 37.6 percent, compared to $75.5 million reported for the three months ended June 30, 2012. The $28.4 million decrease for the three months ended June 30, 2013 is primarily due to a decrease in average yield on interest-earning assets and a decrease in average balances of loans held-for-investment. Net interest income represented 20.6 percent of our total revenue during the three months ended June 30, 2013, compared to 23.9 percent for the three months ended June 30, 2012.

Interest expense for the three months ended June 30, 2013 decreased to $38.0 million, compared to $47.4 million for three months ended June 30, 2012. The average cost of interest-bearing liabilities decreased 14 basis points to 1.58 percent for the three months ended June 30, 2013 from 1.72 percent for the three months ended June 30, 2012 and the average yield on interest-earning assets decreased 79 basis points, to 3.01 percent for the three months ended June 30, 2013 from 3.80 percent for the three months ended June 30, 2012. As a result, our interest rate spread was 1.43 percent for the three months ended June 30, 2013, compared to 2.08 percent for the three months ended June 30, 2012.

Our consolidated net interest margin for the three months ended June 30, 2013 was 1.66 percent, compared to 2.32 percent for the three months ended June 30, 2012. The Bank had a net interest margin of 1.72 percent for the three months ended June 30, 2013, compared to 2.37 percent for the three months ended June 30, 2012.

For the six months ended June 30, 2013, we recognized $102.8 million in net interest income, which represented a decrease of 31.6 percent, compared to $150.2 million recorded for the six months ended June 30, 2012. The $47.4 million decrease for the six months ended June 30, 2013, is primarily due to a decrease of $1.1 billion in average interest earning assets and yield reductions of 76 basis points on interest earning assets. Net interest income as a percentage of total revenue was 21.9 percent during the six months ended June 30, 2013, compared to 24.5 percent for the six months ended June 30, 2012.

For the six months ended June 30, 2013, we had average interest-earning assets of $11.7 billion, compared to $12.8 billion for the six months ended June 30, 2012. The decrease in average interest-earning assets is primarily due to a $1.9 billion decrease in average loans held-for-investment. Average interest bearing liabilities totaled $10.0 billion for the six months ended June 30, 2013, compared to $11.0 billion for the six months ended June 30, 2012. The decrease reflects a $1.0 billion decrease in average FHLB advances. As a result, our interest rate spread was 1.52 percent for the six months ended June 30, 2013, compared to 2.10 percent for the six months ended June 30, 2012.

Our consolidated net interest margin was negatively impacted by the contraction of our interest rate spread during the six months ended June 30, 2013. The result was a net interest margin for the six months ended June 30, 2013 of 1.75 percent, compared to 2.34 percent the six months ended June 30, 2012. The Bank recorded a net interest margin of 1.81 percent for the six months ended June 30, 2013, compared to 2.39 percent for the six months ended June 30, 2012.

The following table presents interest income from average earning assets, expressed in dollars and yields, and (on a consolidated basis, rather than on a Bank-only basis) interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income recorded on our loans is adjusted by the amortization of net premiums, net deferred loan origination costs and the amount of negative amortization (i.e., capitalized interest) arising from our option ARM loans. These adjustments to interest income during the three and six months ended June 30, 2013 was a net reduction of $0.5 million and $1.6 million, respectively, compared to a net reduction of $0.1 million and $2.1 million during the three and six months ended June 30, 2012, respectively. Non-accruing loans are included in the average loans balance.

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$2,630,309	$22,202	3.38%	$2,977,233	$29,092	3.91%
Loans repurchased with government guarantees	1,540,798	13,220	3.43%	2,067,022	17,385	3.36%
Loans held-for-investment
Consumer loans (1)	3,845,503	39,230	4.08%	4,635,259	50,713	4.38%
Commercial loans (1)	669,253	7,079	4.18%	1,835,897	18,421	3.97%
Loans held-for-investment	4,514,756	46,309	4.10%	6,471,156	69,134	4.27%
Investment securities available-for-sale or trading	240,296	1,838	3.06%	642,389	6,850	4.27%
Interest-earning deposits and other	2,385,786	1,489	0.25%	785,437	462	0.24%
Total interest-earning assets	11,311,945	85,058	3.01%	12,943,237	122,923	3.80%
Other assets	1,649,000			1,571,239
Total assets	$12,960,945			$14,514,476
Interest-Bearing Liabilities
Demand deposits	$395,137	$205	0.21%	$361,916	$219	0.24%
Savings deposits	2,627,166	4,753	0.73%	1,829,592	3,418	0.75%
Money market deposits	345,694	223	0.26%	482,296	588	0.49%
Certificates of deposit	2,353,775	5,338	0.91%	3,113,134	9,815	1.27%
Total retail deposits	5,721,772	10,519	0.74%	5,786,938	14,040	0.98%
Demand deposits	114,707	115	0.40%	95,805	117	0.49%
Savings deposits	169,122	122	0.29%	272,119	381	0.56%
Certificates of deposit	413,177	457	0.44%	361,315	595	0.66%
Total government deposits	697,006	694	0.40%	729,239	1,093	0.60%
Wholesale deposits	73,910	935	5.07%	339,018	3,188	3.78%
Total deposits	6,492,688	12,148	0.75%	6,855,195	18,321	1.07%
Federal Home Loan Bank advances	2,901,102	24,171	3.34%	3,996,527	27,386	2.76%
Other	248,753	1,643	2.65%	248,585	1,738	2.81%
Total interest-bearing liabilities	9,642,543	37,962	1.58%	11,100,307	47,445	1.72%
Other liabilities (2)	2,079,615			2,307,945
Stockholders’ equity	1,238,787			1,106,224
Total liabilities and stockholders' equity	$12,960,945			$14,514,476
Net interest-earning assets	$1,669,402			$1,842,930
Net interest income		$47,096			$75,478
Interest rate spread (3)			1.43%			2.08%
Net interest margin (4)			1.66%			2.32%
Ratio of average interest-earning assets to interest-bearing liabilities			117.3%			116.6%

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

(2)	Includes company controlled deposits that arise due to the servicing of loans for others, which do not bear interest.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets
Loans held-for-sale	$3,120,529	$49,010	3.14%	$2,685,479	$53,334	3.97%
Loans repurchased with government guarantees	1,656,872	28,225	3.41%	2,044,680	34,459	3.37%
Loans held-for-investment
Consumer loans (1)	3,990,157	81,914	4.12%	4,813,043	104,628	4.36%
Commercial loans (1)	683,681	14,531	4.23%	1,795,907	37,098	4.09%
Loans held-for-investment	4,673,838	96,445	4.13%	6,608,950	141,726	4.28%
Investment securities available-for-sale or trading	294,112	3,932	2.67%	714,332	15,421	4.32%
Interest-earning deposits and other	1,946,119	2,435	0.25%	738,511	874	0.24%
Total interest-earning assets	11,691,470	180,047	3.08%	12,791,952	245,814	3.84%
Other assets	1,633,267			1,568,874
Total assets	$13,324,737			$14,360,826
Interest-Bearing Liabilities
Demand deposits	$391,820	$444	0.23%	$354,229	$441	0.25%
Savings deposits	2,472,870	9,033	0.74%	1,719,894	6,723	0.79%
Money market deposits	366,581	553	0.30%	484,602	1,236	0.51%
Certificates of deposit	2,641,070	11,846	0.90%	3,099,009	20,145	1.31%
Total retail deposits	5,872,341	21,876	0.75%	5,657,734	28,545	1.01%
Demand deposits	106,619	220	0.42%	97,265	239	0.49%
Savings deposits	238,581	479	0.40%	271,360	767	0.57%
Certificates of deposit	442,347	1,151	0.52%	376,985	1,243	0.66%
Total government deposits	787,547	1,850	0.47%	745,610	2,249	0.61%
Wholesale deposits	77,921	1,930	4.99%	348,275	6,514	3.76%
Total Deposits	6,737,809	25,656	0.77%	6,751,619	37,308	1.11%
Federal Home Loan Bank advances	3,002,764	48,332	3.25%	4,047,079	54,778	2.72%
Other	248,098	3,295	2.68%	248,585	3,517	2.84%
Total interest-bearing liabilities	9,988,671	77,283	1.56%	11,047,283	95,603	1.74%
Other liabilities (2)	2,129,503			2,192,122
Stockholders’ equity	1,206,563			1,121,421
Total liabilities and stockholders' equity	$13,324,737			$14,360,826
Net interest-earning assets	$1,702,799			$1,744,669
Net interest income		$102,764			$150,211
Interest rate spread (3)			1.52%			2.10%
Net interest margin (4)			1.75%			2.34%
Ratio of average interest-earning assets to interest-bearing liabilities			117.0%			115.8%

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

	Three Months Ended June 30,
	2013 Versus 2012 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$(3,499)	$(3,391)	$(6,890)
Loans repurchased with government guarantees	261	(4,426)	(4,165)
Loans held-for-investment
Consumer loans (1)	(2,827)	(8,656)	(11,483)
Commercial loans (2)	234	(11,576)	(11,342)
Total loans held-for-investment	(2,593)	(20,232)	(22,825)
Securities available-for-sale or trading	(724)	(4,288)	(5,012)
Interest-earning deposits and other	83	944	1,027
Total other interest-earning assets	$(6,472)	$(31,393)	$(37,865)
Interest-Bearing Liabilities
Demand deposits	$(35)	$21	$(14)
Savings deposits	(163)	1,498	1,335
Money market deposits	(197)	(168)	(365)
Certificates of deposit	(2,068)	(2,409)	(4,477)
Total retail deposits	(2,463)	(1,058)	(3,521)
Demand deposits	(26)	24	(2)
Savings deposits	(114)	(145)	(259)
Certificates of deposit	(225)	87	(138)
Total government deposits	(365)	(34)	(399)
Wholesale deposits	253	(2,506)	(2,253)
Total deposits	(2,575)	(3,598)	(6,173)
Federal Home Loan Bank advances	4,333	(7,548)	(3,215)
Other	(95)	—	(95)
Total interest-bearing liabilities	$1,663	$(11,146)	$(9,483)
Change in net interest income	$(8,135)	$(20,247)	$(28,382)

(1)	Consumer loans include residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and commercial lease financing loans.

	Six Months Ended June 30,
	2013 Versus 2012 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$(12,965)	$8,641	$(4,324)
Loans repurchased with government guarantees	301	(6,535)	(6,234)
Loans held-for-investment
Consumer loans (1)	(4,794)	(17,920)	(22,714)
Commercial loans (2)	156	(22,723)	(22,567)
Total loans held-for-investment	(4,638)	(40,643)	(45,281)
Securities available-for-sale or trading	(2,411)	(9,078)	(11,489)
Interest-earning deposits and other	126	1,435	1,561
Total other interest-earning assets	$(19,587)	$(46,180)	$(65,767)
Interest-Bearing Liabilities
Demand deposits	$(44)	$47	$3
Savings deposits	(649)	2,959	2,310
Money market deposits	(380)	(303)	(683)
Certificates of deposit	(5,306)	(2,993)	(8,299)
Total retail deposits	(6,379)	(290)	(6,669)
Demand deposits	(41)	22	(19)
Savings deposits	(195)	(93)	(288)
Certificates of deposit	(310)	218	(92)
Total government deposits	(546)	147	(399)
Wholesale deposits	499	(5,083)	(4,584)
Total deposits	(6,426)	(5,226)	(11,652)
Federal Home Loan Bank advances	7,767	(14,213)	(6,446)
Other	(215)	(7)	(222)
Total interest-bearing liabilities	$1,126	$(19,446)	$(18,320)
Change in net interest income	$(20,713)	$(26,734)	$(47,447)

(1)	Consumer loans include residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and commercial lease financing loans.

Provision for Loan Losses

The provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.

The provision for loan losses was $31.6 million for the three months ended June 30, 2013, a decrease from $58.4 million for the three months ended June 30, 2012. The decrease was primarily due to continued run-off of the portfolio.

During the six months ended June 30, 2013, we recorded a provision for loan losses of $52.0 million, as compared to $173.1 million recorded during the six months ended June 30, 2012. The decrease in the provision during the six months ended June 30, 2013 was primarily due to the refinements to the estimation process in the first quarter of 2012, lower quarterly loss rates, decreased qualitative factors and the release of reserves resulting from the sale of commercial loans.

Net charge-offs for the three months ended June 30, 2013 totaled $78.6 million, compared to $52.4 million for the three months ended June 30, 2012. As a percentage of the average loans held-for-investment, annualized net charge-offs for the three months ended June 30, 2013 increased to 6.96 percent from 3.24 percent for the three months ended June 30, 2012, primarily the result of the charge-offs related to the sale of non-performing and TDR loans during the three months ended June 30, 2013.

Net charge-offs for the six month period ended June 30, 2013 totaled $114.0 million, compared to $204.1 million during the six months ended June 30, 2012. The decrease was primarily due to the refinements in the estimation process that occurred during the first quarter 2012 from the write-off of all specific valuation allowances to conform with the OCC's application of regulatory guidance as the Bank transitioned to Call Report requirements for March 31, 2012. The impact of the refinements adopted during the first quarter of 2012 resulted in an increase to our allowance for loan loss of $59.0 million in the consumer portfolio and $11.0 million in the commercial portfolio. As a percentage of the average loans held-for-investment, annualized net charge-offs for the six months ended June 30, 2013 decreased to 4.88 percent from 6.18 percent during the six months ended June 30, 2012.

See the section captioned "Allowance for Loan Losses" in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The following table sets forth the components of our non-interest income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Loan fees and charges	$29,916	$34,783	$63,276	$64,757
Deposit fees and charges	5,193	5,039	10,339	9,961
Loan administration	36,157	25,012	56,513	63,898
Net gain (loss) on trading securities	21	3,711	72	(2,260)
Net gain on loan sales	144,791	212,666	282,331	417,518
Net transactions costs on sales of mortgage servicing rights	(4,264)	(983)	(8,483)	(3,299)
Net gain on securities available-for-sale	—	20	—	330
Net gain (loss) on sale of assets	1,064	(26)	2,022	—
Total other-than-temporary impairment (loss) gain	(8,789)	(1,707)	(8,789)	2,810
Gain (loss) recognized in other comprehensive income before taxes	—	690	—	(5,002)
Net impairment losses recognized in earnings	(8,789)	(1,017)	(8,789)	(2,192)
Representation and warranty reserve – change in estimate	(28,940)	(46,028)	(46,336)	(106,566)
Other non-interest income	44,810	7,157	53,957	19,563
Total non-interest income	$219,959	$240,334	$404,902	$461,710

Total non-interest income was $220.0 million during the three months ended June 30, 2013, which was a $20.3 million decrease from $240.3 million of non-interest income during the three months ended June 30, 2012. The decrease during the three months ended June 30, 2013, was due to a decrease in net gain on loan sales, partially offset by a decrease in representation and warranty reserve - change in estimate and an increase in other non-interest income relating to the net fair value of the assets and liabilities associated with the reconsolidation of the HELOC securitization trusts. During the six months ended June 30, 2013, total non-interest income decreased to $404.9 million, from $461.7 million of non-interest income during the six months ended June 30, 2012. The changes during the six months ended June 30, 2013, were primarily due to the same reasons stated above. Loan administration income decreased for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily due to losses incurred in our MSR hedging activity.

Loan fees and charges. Our Community Banking and Mortgage Banking segments both earn loan origination fees and collect other charges in connection with originating residential first mortgages, commercial loans and other consumer loans. For the three months ended June 30, 2013, we recorded loan fees and charges of $29.9 million, a decrease of $4.9 million from the $34.8 million recorded during the three months ended June 30, 2012. Loan fees and charges during the six months ended June 30, 2013 were $63.3 million, compared to $64.8 million recorded during the six months ended June 30, 2012. The decrease in loan fees and charges during the three and six months ended June 30, 2013, is primarily due to a decrease in consumer loan production of $1.7 billion and $0.4 billion, respectively, compared to the three and six months ended June 30, 2012. Commercial loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. We account for substantially all residential first mortgage originations as held-for-sale using the fair value method and no longer apply deferral of non-refundable fees and costs to those loans.

Deposit fees and charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. Our total number of customer checking accounts increased 2.6 percent from approximately 107,500 on June 30, 2012 to 110,270 as of June 30, 2013.

Total deposit fees and charges slightly increased during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Total deposit fees and charges increased $0.3 million to $10.3 million, or 3.8 percent, during the six months ended June 30, 2013 from $10.0 million during the six months ended June 30, 2012. The primary reason for the increase in deposit fees and charges for both the three and six months ended June 30, 2013 is due to the growth in personal and business checking accounts.

Loan administration. When our Mortgage Banking segment sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee, also referred to herein as loan administration income. Our MSRs are accounted for utilizing the fair value method. See Note 9 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

The following table summarizes loan administration income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Servicing income on residential first mortgage servicing
Servicing fees, ancillary income and charges (1)	$50,841	$50,743	$105,117	$99,242
Fair value adjustments	30,503	(84,656)	14,862	(91,583)
(Loss) gain on hedging activity	(45,187)	58,925	(63,466)	56,239
Total loan administration (2)	$36,157	$25,012	$56,513	$63,898

(1)	Includes the servicing fees, ancillary income and charges on other consumer mortgage servicing.

(2)
Loan administration income does not reflect the impact of securities deployed as economic hedges of MSR assets. These positions, recorded as securities - trading, provided less than $0.1 million and $0.1 million in gains during the three and six months ended June 30, 2013, respectively, compared to $3.7 million in gains and $2.3 million in losses for the three and six months ended June 30, 2012, respectively. These positions, which are on the balance sheet, also contributed $0.1 million and $0.2 million in interest income for the three and six months ended June 30, 2013, respectively, compared to $0.4 million and $1.8 million during the three and six months ended June 30, 2012, respectively.

The increase in loan administration income during the three months ended June 30, 2013 was primarily attributable to income associated with bulk sales of mortgage servicing rights and favorable adjustments to our MSRs, partially offset by losses incurred in our hedging activity. Servicing fees, ancillary income and charges on our residential first mortgage servicing remained essentially unchanged during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The total unpaid principal balance of loans serviced for others at June 30, 2013 was $68.3 billion, compared to $76.2 billion at June 30, 2012.

Loan administration income was $56.5 million for the six months ended June 30, 2013, compared to $63.9 million during the six months ended June 30, 2012. The decrease was primarily due to losses incurred in our MSR hedging activity, partially offset by favorable fair value adjustments to our MSRs and increases in servicing fees, ancillary income and charges on our residential first mortgage servicing. During the six months ended June 30, 2013 and 2012, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $23.4 billion and $2.4 billion, respectively.

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

The following table provides information on our net gain on loan sales reported in our Consolidated Financial Statements, in Item 1. Financial Statements herein, and loans sold within the period.

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(Dollars in thousands)
Net gain on loan sales	$144,791	$137,540	$238,953	$344,426	$212,666
Mortgage rate lock commitments (gross)	$12,359,000	$12,142,000	$16,242,000	$18,089,000	$17,534,000
Loans sold or securitized	$11,123,821	$12,822,879	$15,610,590	$13,876,627	$12,777,311
Net margin on loan sales	1.30%	1.07%	1.53%	2.42%	1.66%
Mortgage rate lock commitments (fallout adjusted) (1)	$9,837,573	$9,848,417	$12,587,980	$13,972,922	$13,346,568
Net margin on mortgage rate lock commitments (fallout adjusted) (1)	1.47%	1.40%	1.90%	2.39%	1.59%

(1)
Fallout adjusted are mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

Net gain on loan sales increased for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to an increase in interest rates. For the three months ended June 30, 2013, the gross mortgage rate-lock commitments of $12.4 billion decreased, compared to $17.5 billion in the three months ended June 30, 2012. Loan sales of $11.1 billion in loans for the three months ended June 30, 2013 decreased, compared to $12.8 billion sold during the three months ended June 30, 2012. The decrease in the gross mortgage rate lock commitments during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012 was reflective of the increase in mortgage interest rates, as well as increased competition in the mortgage market during 2013.

Net gain on loan sales decreased during the six months ended June 30, 2013, from the six months ended June 30, 2012. The decrease included the sale of $23.9 billion in loans during the six months ended June 30, 2013, compared to $23.6 billion sold in the six months ended June 30, 2012. For the six months ended June 30, 2013, the mortgage rate lock commitments decreased to $24.5 billion, compared to $32.4 billion in the six months ended June 30, 2012. The decrease in gain on loan sales was primarily due to a lower volume of mortgage rate lock commitments and a lower gain on sale margin, reflecting lower base production margin, as well as higher hedging costs, loan level pricing adjustments and the impact from guarantee fee changes from the GSEs.

The net gain on loan sale includes changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held-for-investment and provisions to representation and warranty reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to a gain of $91.9 million and $52.2 million for the three and six months ended June 30, 2013, respectively, compared to a gain of $17.0 million and $58.1 million during the three and six months ended June 30, 2012, respectively. The provision for representation and warranty reserve included in net gain on loan sales reflects our initial estimate of losses on probable mortgage repurchases arising from current loan sales and amounted to $5.1 million and $10.9 million for the three and six months ended June 30, 2013, respectively, compared to $5.6 million and $10.7 million during the three and six months ended June 30, 2012, respectively.

Net transactions costs on sales of mortgage servicing rights. As part of our business model, our Mortgage Banking segment occasionally sells MSRs in transactions separate from the sale of the underlying loans. We carry our MSRs at fair value. Our income or loss on changes in the valuation of MSRs is recorded through our loan administration income. The gain or loss recognized is the transaction costs and the reserves on the sales completed during the period or adjustments to transaction costs or reserves from prior sales.

For the three months ended June 30, 2013, we recorded costs on sales of MSRs of $4.3 million, compared to $1.0 million for the three months ended June 30, 2012. During the three months ended June 30, 2013, we sold on a bulk basis servicing rights with respect to $12.7 billion of underlying mortgage loans, and sold servicing rights with respect to $0.1 billion of mortgage loans when we sold the underlying loans on a servicing released basis. During the three months ended June 30, 2012, we had no sales of servicing rights on a bulk basis associated with underlying mortgage loans and $0.2 billion on a servicing released basis.

We recorded costs on sales of MSRs of $8.5 million for the six months ended June 30, 2013, compared to $3.3 million loss recorded for the six months ended June 30, 2012. During the six months ended June 30, 2013, we sold $23.4 billion of servicing rights on a bulk basis associated with underlying mortgage loans and $0.2 billion on a servicing released basis (i.e., sold together with the sale of the underlying loans). During the six months ended June 30, 2012, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $2.4 billion and on a servicing released basis (i.e., sold together with the sale of the underlying loans) totaling $0.3 billion.

Net impairment loss recognized through earnings. We recognize other-than-temporary impairments ("OTTI") related to credit losses through operations with any remainder recognized through other comprehensive income (loss). We dissolved our mortgage securitization during the three months ended June 30, 2013 and we no longer carry any OTTI associated with the mortgage securitization as of June 30, 2013. During both the three and six months ended June 30, 2013, there was $8.8 million of credit losses recognized with respect to the mortgage securitization. During the three and six months ended June 30, 2012, there was $1.0 million and $2.2 million, respectively, of credit losses recognized with respect to the CMOs, as the result of forecasted continued depreciation in home values which serve as collateral for these securities. All OTTI due to credit losses were recognized as expense in current operations.

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

Estimating the balance of the representation and warranty reserve involves using assumptions regarding future repurchase request volumes, expected loss severity on these requests and claims appeal success rates. The assumptions used to estimate the representation and warranty reserve contain a level of uncertainty and risk that could have a material impact on the reserve balance if they differ from actual results. For instance, to illustrate the sensitivity, among other factors, of the reserve to adverse changes, if the expected levels of demands in the model assumptions increased or decreased by 20.0 percent at June 30, 2013, the result would be a $35.0 million increase or decrease in the representation and warranty reserve balance. If our loss severity rate increased or decreased by 20.0 percent at June 30, 2013, the result would be a $38.0 million increase or decrease in the representation and warranty reserve balance. In order to estimate the sensitivity of the representation and warranty reserve to a particular factor, the factors varied within the model while keeping the other variables constant. For example, when estimating the impact to the representation and warranty reserve due to a change in expected levels of demands, the level of expected demands for vintages within the model varied by the percentages, holding other factors constant.

During the three months ended June 30, 2013, we recorded an expense of $28.9 million, compared to the $46.0 million expense recorded in the three months ended June 30, 2012. The decrease from the three months ended June 30, 2012 is primarily due to the second quarter 2012 industry trends, as the GSEs were more aggressive in the number of pre-2009 loans files being reviewed and their interpretation of their rights under the related representations and warranties.

During the six months ended June 30, 2013, we recorded an expense of $46.3 million, compared to the $106.6 million recorded in the six months ended June 30, 2012. The decrease from the six months ended June 30, 2012 is primarily due to the first quarter 2012 refinements in the estimation process.

Other non-interest income. Other non-interest income includes certain miscellaneous fees, including dividends received on Federal Home Loan Bank stock. Also included in other non-interest income is a $44.1 million fair value adjustment related to the Assured settlement agreement and a loss of $7.2 million related to the MBIA settlement agreement, which in total, increased other non-interest income by $36.8 million from the prior quarter.

During the three months ended June 30, 2013, we recorded $2.6 million in dividends on an average outstanding balance of Federal Home Loan Bank stock of $301.7 million, compared to $2.2 million in dividends on an average balance of Federal Home Loan Bank stock outstanding of $301.7 million for the three months ended June 30, 2012.

During the six months ended June 30, 2013, we recorded $5.3 million in dividends on an average outstanding balance of FHLB stock of $301.7 million, compared to $4.5 million in dividends on an average balance of FHLB stock outstanding of $301.7 million for the six months ended June 30, 2012.

Non-Interest Expense

The following table sets forth the components of our non-interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Compensation and benefits	$70,935	$65,402	$148,144	$131,390
Commissions	15,402	17,838	32,863	33,305
Occupancy and equipment	22,198	18,706	41,574	35,656
Asset resolution	15,921	20,851	32,366	57,621
Federal insurance premiums	7,791	12,104	19,031	24,428
Loan processing expense	15,389	11,132	32,500	21,818
Legal and professional expense	16,390	13,084	45,229	29,901
Other non-interest expense	10,371	10,380	19,279	24,124
Total non-interest expense	$174,397	$169,497	370,986	358,243
Efficiency ratio (1)	65.3%	53.7%	73.1%	58.5%
Efficiency ratio (credit-adjusted) (2)	53.5%	41.2%	61.1%	41.8%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.

(2)	Based on efficiency ratios as calculated, less representation and warranty reserve - change in estimate and asset resolution expense, see "Use of Non-GAAP Financial Measures."

The 2.9 percent and 3.6 percent increase in non-interest expense during the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, was primarily due to increases in compensation and benefits, legal and professional fees and loan processing expense, offset in part by decreases in commissions, asset resolution and federal insurance premium expense.

The efficiency ratio generally measures how effective the company is operating, measured by dividing non-interest expense by total revenues (net interest income plus non-interest income). Given the significant amount of credit-related costs that flow through our non-interest expense and non-interest income, we show our efficiency ratio on a credit adjusted basis as well. Our efficiency ratio worsened to 65.3 percent and 73.1 percent during the three and six months ended June 30, 2013, respectively, as compared to 53.7 percent and 58.5 percent during the three and six months ended June 30, 2012. In each case, the increase in our efficiency was driven primarily by declines in non-interest income and net interest income, both resulting from a decrease in mortgage banking activity over the same period in 2012.

Compensation and benefits. The $5.5 million increase in compensation and benefits expense for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. For the six months ended June 30, 2013, compared to the six months ended June 30, 2012, compensation and benefits expense increased $16.7 million the increases are primarily attributable to a higher level of full-time equivalent employees during the three months ended June 30, 2013. Our full-time equivalent non-commissioned salaried employees increased overall by 234 from June 30, 2012 to a total of 3,418 at June 30, 2013.

Commissions. Commission expense, which is a variable cost associated with loan originations, totaled $15.4 million, equal to 14 basis points of total loan originations during the three months ended June 30, 2013, compared to $17.8 million, equal to 14 basis points of total loan originations in the three months ended June 30, 2012. The decrease in commissions was primarily due to the decrease in loan originations for the three months ended June 30, 2013. Loan originations decreased to $10.9 billion for the three months ended June 30, 2013 from $12.8 billion for the three months ended June 30, 2012.

During the six months ended June 30, 2013, commission expense totaled $32.9 million, equal to 14 basis points of total loan originations, compared to $33.3 million, equal to 14 basis points of total loan originations in the six months ended June 30, 2012. The decrease in commissions is primarily due to a decrease in loan originations during the six months ended June 30, 2013. Loan originations decreased to $23.4 billion for the six months ended June 30, 2013 from $24.2 billion in the six months ended June 30, 2012.

Occupancy and equipment. Our occupancy and equipment expense increased $3.5 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. For the six months ended June 30, 2013, our occupancy and equipment expense was $41.6 million, compared to $35.7 million for the six months ended June 30, 2012. Overall, the increase was primarily due to higher depreciation due to completion of various capitalized projects during the six months ended June 30, 2013.

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

For the three months ended June 30, 2013 asset resolution expenses decreased $5.0 million to $15.9 million, as compared to $20.9 million during the three months ended June 30, 2012. The decrease was primarily due to a $5.1 million decrease in debenture interest expense on repurchase loans.

For the six months ended June 30, 2013, asset resolution expense decreased $25.2 million to $32.4 million, compared to $57.6 million for the six months ended June 30, 2012. The decrease was primarily due decreases in debenture interest expense on government insured loans, agency fee accruals and commercial and residential real estate owned valuations, primarily due to improvement in home prices.

Federal insurance premiums. Our FDIC insurance expense decreased for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The decrease was primarily due to a five annual basis point reduction in our assessment rate. For the six months ended June 30, 2013, our FDIC insurance premiums were $19.0 million, compared to $24.4 million for the six months ended June 30, 2012. Overall, the decrease in our assessment rate reflected improvement in risk assessment values related to balance sheet liquidity and lower underperforming assets, a decrease in our average total assets used in the calculation of our assessment base.

Loan processing expense. Loan processing expense increased to $15.4 million for the three months ended June 30, 2013, compared to $11.1 million for the three months ended June 30, 2012, primarily due to increased servicing expenses. During the six months ended June 30, 2013 loan processing expense increased to $32.5 million, compared to $21.8 million for the six months ended June 30, 2012, reflecting increased servicing related and underwriting expenses for the six months ended June 30, 2013.

Legal and professional expense. Legal and professional expense increased to $16.4 million during the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to a $9.6 million increase in consulting costs and an increase in the legal liability relating to the DOJ litigation, partially offset by the release of $10.0 million in legal reserves related to the Settlement Agreements with MBIA and Assured.

During the six months ended June 30, 2013 legal and professional expense increased to $45.2 million, compared to $29.9 million for the six months ended June 30, 2012. The increase was primarily due to a $21.0 million increase in outside consulting and legal expenses, which increased to $48.2 million for the six months ended June 30, 2013 from $27.2 million for the six months ended June 30, 2012.

Provision for Federal Income Taxes

For the three and six months ended June 30, 2013, our benefit for federal income taxes as a percentage of pretax income was 10.0 percent and 7.2 percent, respectively, compared to a provision of 0.6 percent for both the three and six months ended June 30, 2012. For each year, the provision (benefit) for federal income taxes varies from statutory rates primarily because of a change in balance to our valuation allowance for net deferred tax assets.

Due to the MBIA Settlement Agreement, the FSTAR 2006-1 mortgage securitization, which was recorded as available-for-sale investment securities, was collapsed and we then transferred the second mortgage loans associated with the mortgage securitization trust to our loans held-for-investment portfolio at fair value and dissolved the FSTAR 2006-1 mortgage securitization trust. As a result of this action, we also recognized $6.1 million of tax benefits representing the recognition of the residual tax effect associated with previously unrealized losses on this security recorded in other comprehensive income.

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

We had a $308.1 million and $341.9 million valuation allowance against deferred tax assets as of June 30, 2013 and December 31, 2012, respectively. We will continue to regularly assess the realizability of our deferred tax assets. In doing so, we consider historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. Our evaluation is based on current tax laws as well as our expectations of future performance. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance, which will impact our income tax expense in the period we determine that these factors have changes. See Note 16 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

OPERATING SEGMENTS

Overview

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 19 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements, herein, for a full understanding of our consolidated financial performance.

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

The net income (loss) by operating segment is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Community Banking	$(17,677)	$(11,043)	$(32,207)	$(44,703)
Mortgage Banking	69,501	120,843	131,025	161,741
Other	15,379	(22,413)	(8,008)	(36,961)
Total net income (loss)	$67,203	$87,387	$90,810	$80,077

The selected average balances by operating segment are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Average loans held-for-sale
Community Banking	$33,545	$—	$326,245	$—
Mortgage Banking	2,596,764	2,977,233	2,794,284	2,685,479
Average loans held-for-investment
Community Banking	$1,369,029	$2,897,281	$1,462,013	$2,838,567
Mortgage Banking	3,137,042	3,565,120	3,203,945	3,761,265
Other	8,685	8,755	7,880	9,118
Average total assets
Community Banking	$1,573,343	$3,000,600	$1,960,577	$2,943,669
Mortgage Banking	8,305,851	9,523,985	8,673,491	9,487,366
Other	3,081,751	1,989,891	2,690,669	1,929,791
Average interest-bearing deposits
Community Banking	$6,473,247	$6,582,121	$6,715,809	$6,469,742
Other	19,441	273,074	21,999	281,877

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net interest income	$28,776	$37,716	$58,897	$73,017
Provision for loan losses	(14,681)	(13,893)	(16,216)	(42,763)
Non-interest income	9,359	10,693	20,390	20,222
Non-interest expense	(41,131)	(45,559)	(95,278)	(95,179)
Net loss	$(17,677)	$(11,043)	$(32,207)	$(44,703)
Average balances
Total loans held-for-investment	$1,369,029	$2,897,281	$1,462,013	$2,838,567
Total assets	1,573,343	3,000,600	1,960,577	2,943,669
Total interest-bearing deposits	6,473,247	6,582,121	6,715,809	6,469,742

The Community Banking segment reported a $6.6 million increase in net loss for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. This increase in net loss was largely driven by decreases in average warehouse loans, which was a result of a $1.8 billion decrease in mortgage loan originations during the three months ended June 30, 2013, compared to the three months ended June 30, 2012.

During the six months ended June 30, 2013, the Community Banking segment reported a $12.5 million decrease in net loss as compared to the six months ended June 30, 2012. The decrease in net interest income is largely driven by lower average commercial and warehouse loans, as a result of a commercial loan sale completed during the first quarter 2013 and a decrease in mortgage originations during the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net interest income	$40,743	$50,153	$85,756	$95,971
Provision for loan losses	(16,882)	(44,535)	(35,762)	(130,338)
Net gain on loan sales	144,651	212,497	282,040	417,178
Representation and warranty reserve - change in estimate	(28,940)	(46,028)	(46,336)	(106,566)
Other non-interest income	56,726	62,129	107,072	121,734
Asset resolution	(16,231)	(19,486)	(33,119)	(51,124)
Other non-interest expense	(110,566)	(93,887)	(228,626)	(185,114)
Net income	$69,501	$120,843	$131,025	$161,741
Average balances
Total loans held-for-sale	$2,596,764	$2,977,233	$2,794,284	$2,685,479
Total loans held-for-investment	3,137,042	3,565,120	3,203,945	3,761,265
Total assets	8,305,851	9,523,984	8,673,491	9,487,366

The Mortgage Banking segment net income decreased $51.3 million during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. This decrease was primarily due to a $67.8 million decrease in net gain on loan sales and a $17.1 million decrease in representation and warranty reserve - change in estimate. The decreases in net gain on loan sales was primarily due to lower residential first mortgage rate lock commitments and a lower base gain on sale margin, as well as higher hedging costs, loan level pricing adjustments, and the impact from guarantee fee changes from the GSEs during the three months ended June 30, 2013. The decrease in the representation and warranty reserve - change in estimate for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily due to continued refinements in the estimation process.

The Mortgage Banking segment net income decreased $30.7 million during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. This decrease was primarily due to a decrease in mortgage loan originations resulting in lower net gain on loan sales during the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

For the three months ended June 30, 2013, net loan fees and charges decreased to $27.7 million, as compared to $31.8 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, net loan fees and charges decreased to $58.7 million, as compared to $59.1 million for the six months ended June 30, 2012.

Net servicing revenue, which is the combination of net loan administration income (including the off-balance sheet hedges of MSRs) and the gain (loss) on trading securities (i.e., the on-balance sheet hedges of MSRs), increased to $36.2 million for the three months ended June 30, 2013, as compared to $28.5 million for the three months ended June 30, 2012, primarily due to a gain associated with bulk sales of MSRs, partially offset by unfavorable fair value adjustments to our MSRs and a decrease in hedge performance gain during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Net servicing revenue decreased to $56.5 million for the six months ended June 30, 2013, as compared to $61.6 million for the six months ended June 30, 2012.
Other

The Other segment includes the treasury, income and expense impact of equity and cash, the effect of eliminations of transactions between segments, tax benefits not assigned to specific operating segments, the funding revenue associated with stockholders' equity, the impact of interest rate risk management, the impact of balance sheet funding activities, and changes or credit of an unusual or infrequent nature that are not reflective of the normal operations of the operating segments and miscellaneous other expenses of a corporate nature.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net interest expense	$(22,423)	$(12,391)	$(41,889)	$(18,777)
Non-interest income	38,163	1,043	41,736	9,142
Non-interest expense	(6,469)	(10,565)	(13,963)	(26,826)
Income (loss) before taxes	9,271	(21,913)	(14,116)	(36,461)
Benefit (provision) for income taxes	6,108	(500)	6,108	(500)
Net income (loss)	$15,379	$(22,413)	$(8,008)	$(36,961)
Average balances
Total assets	$3,081,751	$1,989,891	$2,690,669	$1,929,791

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

For the three months ended June 30, 2013, the Other segment net income increased by $37.8 million, as compared to the three months ended June 30, 2012. The increase was primarily due to a $44.1 million fair value adjustment in the three months ended June 30, 2013 related to the reconsolidation of the securitization trusts as a result of the Assured Settlement Agreement, partially offset by decreases in the allocation of funding costs and expenses to other business units.

For the six months ended June 30, 2013, Other segment net loss increased by $28.9 million, as compared to the six months ended June 30, 2012. The increase was primarily due to the same reasons stated above.

Analysis of Items on Statements of Financial Condition

Assets

Interest-earning deposits. Interest-earning deposits, on which we earn a minimal interest rate, increased $1.7 billion at June 30, 2013 compared to December 31, 2012, primarily due to the Northeast-based commercial loans sales completed in the first quarter 2013 and the non-performing loan sales completed in the second quarter 2013. Our interest-earning deposits allow the flexibility to fund our on-going initiatives to increase lending, as well as other mortgage related initiatives.

Trading securities. Trading securities are comprised of U.S. Treasury bonds. Changes to the fair value of trading securities are recorded in the Consolidated Statements of Operations, in Item 1. Financial Statements herein. At June 30, 2013 and December 31, 2012 there were $50.0 million and $170.1 million, respectively, in trading securities. The decrease was due to the sale of $120.0 million of U.S. Treasury bonds during the three months ended June 30, 2013. U.S. Treasury bonds held in trading are distinguished from those investment securities available-for-sale based upon the intent of management to use them as an offset against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Investment securities available-for-sale. Investment securities available-for-sale comprised of U.S. government sponsored agencies, mortgage securitization and municipal obligations, decreased from $184.4 million at December 31, 2012, to $92.9 million at June 30, 2013. The decrease was due to the MBIA Settlement Agreement, the FSTAR 2006-1 mortgage securitization, which was recorded as available-for-sale investment securities, was collapsed and we then transferred the second mortgage loans associated with the mortgage securitization trust to our loans held-for-investment portfolio at fair value and dissolved the FSTAR 2006-1 mortgage securitization trust. The decrease was also impacted by principal reductions in U.S. government sponsored agencies and payments on municipal obligations, partially offset by the purchase of an additional municipal obligation during the six months ended June 30, 2013. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Loans held-for-sale. Essentially all of our mortgage loans produced are sold into the secondary market on a whole loan basis or by securitizing the loans into securities. At June 30, 2013, we held loans held-for-sale of $2.3 billion, which was a decrease of $1.6 billion from $3.9 billion held at December 31, 2012. The decrease in the balance of loans held-for-sale was primarily due to the first quarter 2013 loan sales related to the agreement to sell the Northeast commercial loans. During the six months ended June 30, 2013, we sold $909.3 million of commercial loans in the held-for-sale category related to the fourth quarter 2012 agreements. For further information on loans held-for-sale, see Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Loans repurchased with government guarantees. Pursuant to Ginnie Mae servicing guidelines, we have the unilateral option to repurchase certain delinquent loans securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, we must treat the loans as having been repurchased and recognize the loans on the Consolidated Statements of Financial Condition, in Item 1. Financial Statements herein, and also recognize a corresponding deemed liability for a similar amount. If the loans are actually repurchased, we eliminate the corresponding liability. At June 30, 2013, the amount of such loans actually repurchased totaled $1.5 billion and were classified as loans repurchased with government guarantees. These loans which we have not yet repurchased but had the unilateral right to repurchase totaled $45.4 million and were classified as loans held-for-sale. At December 31, 2012, the amount of such loans actually repurchased totaled $1.8 billion and were classified as loans repurchased with government guarantees, and those loans which we have not yet repurchased but had the unilateral right to repurchase totaled $72.4 million and were classified as loans held-for-sale.

Substantially all of these remaining loans continue to be insured or guaranteed by the Federal Housing Administration ("FHA") and management believes that the reimbursement process is proceeding appropriately. On average, claims have historically been filed and paid within approximately 18 months from the date of the initial delinquency. However, increasing volumes throughout the country, as well as changes in the foreclosure process in states throughout the country and other forms of government intervention may result in changes to the historical norm. These repurchased loans earn interest at a statutory rate, which varies for each loan, but is based on the 10-year U.S. Treasury note rate at the time the loan becomes greater than 60 days delinquent. This interest is recorded as interest income and the related claims settlement expenses are recorded in asset resolution expense on the Consolidated Statements of Operations, in Item 1. Financial Statements herein. For further information on loans repurchased with government guarantees, see Note 6 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Loans held-for-investment. Our largest category of earning assets consists of loans held-for-investment. Loans held-for-investment consist of residential first mortgage loans that are not held for resale (usually shorter duration and adjustable rate loans and second mortgages), warehouse loans to other mortgage lenders, HELOC, other consumer loans, commercial real estate loans, commercial and industrial loans and commercial lease financing loans. Loans held-for-investment decreased from $5.4 billion at December 31, 2012, to $4.5 billion at June 30, 2013, primarily due to warehouse loans declining 49.8 percent to $676.5 million at June 30, 2013, compared to December 31, 2013, reflecting the decrease in mortgage loan originations. Residential first mortgage loans decreased to $2.6 billion, primarily due to the sale of commercial and residential first mortgage non-performing and TDR loans. Commercial real estate loans decreased to $476.5 million at June 30, 2013 from $640.3 million at December 31, 2012, primarily due to payoffs and charge-offs. These decreases were partially offset by an increase in commercial and industrial loans to $160.3 million at June 30, 2013 from $90.6 million at December 31, 2012. Loans held-for-investment includes $261.8 million and $20.2 million of loans value under the fair value option at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, we recorded $73.3 million of second mortgage loans and $170.5 million of HELOC loans at fair value as a result of the settlement agreements with MBIA and Assured, respectively. For information relating to the concentration of credit of our loans held for investment, see Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement, herein.

Quality of Earning Assets

Management considers a number of qualitative and quantitative factors in assessing the level of its collectively evaluated reserves and individually evaluated reserves. See the section captioned "Allowance for Loan Losses" in this discussion. As illustrated in the tables following, trends in certain credit quality characteristics such as non-performing loans and delinquency statistics have recently stabilized or even begun to show signs of improvement. This is predominantly a result of the run off of the legacy portfolios combined with the addition of new commercial loans with strong credit characteristics.

The following table sets forth certain information about our non-performing assets as of the end of each of the last five quarters.
NON-PERFORMING LOANS AND ASSETS

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(Dollars in thousands)
Non-performing loans	$257,936	$369,303	$399,825	$398,948	$431,599
Real estate and other non-performing assets, net	86,382	114,356	120,732	119,468	107,235
Non-performing assets held-for-investment, net	344,318	483,659	520,557	518,416	538,834
Non-performing loans held-for-sale	3,351	394	1,835	2,086	2,430
Total non-performing assets including loans held-for-sale	$347,669	$484,053	$522,392	$520,502	$541,264
Ratio of non-performing assets to total assets (bank only)	2.71%	3.70%	3.70%	3.48%	3.75%
Ratio of non-performing loans held-for-investment to loans held-for-investment	5.74%	7.79%	7.35%	6.09%	6.59%
Ratio of allowance to non-performing loans held-for-investment (1)	94.2%	78.5%	76.3%	76.5%	66.5%
Ratio of allowance for loan losses to loans held-for-investment (1)	5.75%	6.11%	5.61%	4.65%	4.38%
Ratio of net charge-offs to average loans held-for-investment (annualized) (1) (2)	6.96%	2.93%	3.18%	2.12%	3.24%
Ratio of non-performing assets to loans held-for-investment and repossessed assets	7.52%	9.96%	9.36%	7.77%	8.09%

(1)	Excludes loans carried under the fair value option.

(2)
Includes the charge-offs related to the sale of non-performing and TDR loans of $38.3 million. excluding the sale, the net charge-off ratio would have been 3.56 percent during the three months ended June 30, 2013.

The following table sets forth the activity for unpaid principal balance, which does not include premiums or discounts, of non-performing commercial assets, primarily commercial real estate and commercial and industrial loans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Beginning balance	$116,786	$134,421	$139,128	$145,006
Additions	65,126	118,073	113,746	183,851
Returned to performing	—	(2)	—	(11,170)
Principal payments	(37,122)	(20,106)	(72,358)	(21,970)
Sales	(24,877)	(4,053)	(48,092)	(17,136)
Charge-offs, net of recoveries	(19,183)	(41,882)	(30,539)	(86,499)
Valuation write-downs	(2,193)	(2,713)	(3,348)	(8,344)
Ending balance	$98,537	$183,738	$98,537	$183,738

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

At June 30, 2013, we had $355.2 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $257.9 million of loans were non-performing held-for-investment, of which $183.0 million, or 70.9 percent, were single-family residential mortgage loans. At December 31, 2012, we had $499.1 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $399.8 million of loans were non-performing held-for-investment, of which $306.5 million, or 76.7 percent, were residential first mortgage loans. The decrease from December 31, 2012 to June 30, 2013 was primarily due to the second quarter 2013 non-performing loan sales.

Residential first mortgage loans. As of June 30, 2013, non-performing residential first mortgages totaled $183.0 million, a decrease of $123.5 million from $306.5 million at December 31, 2012 due to the second quarter 2013 non-performing loan sales. Net charge-offs within the residential first mortgage portfolio totaled $56.4 million and $76.8 million for the three and six months ended June 30, 2013, respectively, compared to $16.0 million and $110.9 million for the three and six months ended June 30, 2012, respectively, primarily due to refinements in the estimation process that occurred during first quarter 2012.

Commercial real estate loans. As of June 30, 2013, non-performing commercial real estate loans totaled $58.2 million, a decrease of $28.2 million from $86.4 million at December 31, 2012, primarily due to the pay down on one non-performing commercial real estate loan. Non-performing commercial real estate loans as a percentage of the commercial real estate loans, decreased to 12.2 percent in June 30, 2013 from 13.5 percent at December 31, 2012, primarily due to continued work-outs. Net charge-offs within the commercial real estate portfolio totaled $19.2 million and $30.5 million for the three and six months ended June 30, 2013, respectively, which was a decrease from $28.9 million and $72.0 million for the three and six months ended June 30, 2012, respectively, primarily due to refinements in the estimation process that occurred during first quarter 2012.

Troubled debt restructurings (held-for-investment)

Troubled debt restructurings ("TDRs") are modified loans in which a concession not otherwise available is provided to a borrower experiencing financial difficulties. Our ongoing loan modification efforts to assist homeowners and other borrowers continued to increase our overall balance of TDRs. Non-performing TDRs were 37.3 percent and 36.3 percent of total non-performing loans at June 30, 2013 and December 31, 2012, respectively.

TDRs can be classified as either performing or non-performing. Non-performing TDRs are included in non-accrual loans and performing TDRs are excluded from non-accrual loans because it is probable that all contractual principal and interest due under the restructured terms will be collected. Within consumer non-performing loans, residential first mortgage TDRs were 49.7 percent of residential first mortgage non-performing loans at June 30, 2013, compared to 45.9 percent at December 31, 2012. The level of modifications that were determined to be TDRs in these portfolios is expected to result in elevated non-performing loan levels for longer periods, because TDRs remain in non-performing status until a borrower has made at least six consecutive months of payments under the modified terms, or ultimate resolution occurs. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments. Although many of the TDRs continue to be performing, we have increased our reserve on TDRs, which also increased the allowance for loan losses.

	TDRs Held-for-Investment
	Performing	Non-performing	Total
	(Dollars in thousands)
June 30, 2013
Consumer loans (1)	$451,097	$95,976	$547,073
Commercial loans (2)	—	235	235
Total TDRs	$451,097	$96,211	$547,308
December 31, 2012
Consumer loans (1)	$588,475	$143,188	$731,663
Commercial loans (2)	1,287	2,056	3,343
Total TDRs	$589,762	$145,244	$735,006

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $116.0 million and $159.0 million at June 30, 2013 and December 31, 2012, respectively.

(2)
Commercial loans include: commercial real estate, commercial and industrial and commercial lease financing loans. The allowance for loan losses on commercial TDR loans totaled zero and $0.3 million at June 30, 2013 and December 31, 2012, respectively.

The following table sets forth the activity during each of the periods presented with respect to performing TDRs and non-performing TDRs.

	TDRs Held-for-Investment
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Performing	(Dollars in thousands)
Beginning balance	$598,041	$537,236	$589,762	$517,176
Additions	33,315	39,731	45,085	79,140
Transfer to non-performing TDR	(9,094)	(25,649)	(23,772)	(53,584)
Transfer from non-performing TDR	10,405	38,697	33,934	61,170
Principal repayments	(2,002)	(5,196)	(5,264)	(12,316)
Reductions (1)	(179,568)	(8,722)	(188,648)	(15,489)
Ending balance	$451,097	$576,097	$451,097	$576,097
Non-performing
Beginning balance	$145,915	$159,129	$145,244	$196,585
Additions	16,385	18,271	37,481	39,972
Transfer from performing TDR	9,094	25,649	23,772	53,584
Transfer to performing TDR	(10,405)	(38,697)	(33,934)	(61,170)
Principal repayments	(3,094)	(6,452)	(6,549)	(39,417)
Reductions (1)	(61,684)	(24,812)	(69,803)	(56,466)
Ending balance	$96,211	$133,088	$96,211	$133,088

(1)	Includes loans paid in full or otherwise settled, sold or charged off.

The following table sets forth information regarding past due loans at the dates listed. At June 30, 2013, 70.8 percent of all past due loans were loans in which we had a first lien position on residential real estate, compared to 77.3 percent at December 31, 2012.

Days Past Due	June 30, 2013	December 31, 2012
	(Dollars in thousands)
30 – 59 days
Consumer loans
Residential first mortgage	$57,173	$62,445
Second mortgage	1,002	1,171
HELOC	2,458	2,484
Other	239	587
Commercial loans
Commercial real estate (1)	—	6,979
Commercial and industrial	188	—
Total 30-59 days past due	61,060	73,666
60 – 89 days
Consumer loans
Residential first mortgage	11,465	16,693
Second mortgage	504	727
HELOC	1,342	910
Other	110	248
Commercial loans
Commercial real estate (1)	22,736	6,990
Total 60-89 days past due	36,157	25,568
Greater than 90 days
Consumer loans
Residential first mortgage (2)	182,967	306,486
Second mortgage (2)	2,928	3,724
Warehouse lending	54	—
HELOC (2)	8,036	3,025
Other	166	183
Commercial loans
Commercial real estate (1) (2)	58,243	86,367
Commercial and industrial	336	41
Commercial Leases	5,206	—
Total greater than 90 days past due	257,936	399,826
Total past due loans (3)	$355,153	$499,060

(1)	The past due commercial real estate loans are handled by the loan workout group and represent loans in a run-off portfolio, which are not part of the new business that began in early 2011.

(2)	Includes loans that are secured by real estate.

(3)	Includes loans carried under the fair value option of $9.8 million at June 30, 2013.

The following table sets forth information regarding non-performing loans (i.e., greater than 90 days past due loans) as to which we have ceased accruing interest.

	June 30, 2013
	Investment Loan Portfolio	Non- Accrual Loans	As a % of Loan Specified Portfolio	As a % of Non- Accrual Loans
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,627,979	$182,967	7.0%	71.0%
Second mortgage	180,802	2,928	1.6%	1.1%
Warehouse lending	676,454	54	—%	—%
HELOC	321,576	8,036	2.5%	3.1%
Other consumer	42,293	166	0.4%	0.1%
Total consumer loans	3,849,104	194,151	5.0%	75.3%
Commercial loans
Commercial real estate (1)	476,500	58,243	12.2%	22.6%
Commercial and industrial	160,259	336	0.2%	0.1%
Commercial lease financing	5,290	5,206	98.4%	2.0%
Total commercial loans	642,049	63,785	9.9%	24.7%
Total loans (2)	$4,491,153	$257,936	5.7%	100.0%
Less allowance for loan losses	(243,000)
Total loans held-for-investment, net	$4,248,153

(1)	The non-accrual commercial real estate loans are handled by the loan workout group and represent loans in a run-off portfolio, which are not part of the new business that began in early 2011.

(2)	Includes $0.8 million of non-accrual second mortgage and $5.8 million of non-accrual HELOC loans, respectively, carried under the fair value option at June 30, 2013.

The following table sets forth the performing and non-accrual residential first mortgage loans by year of origination (i.e., vintage) and the total amount of unpaid principal balance loans outstanding at June 30, 2013.

	June 30, 2013
Vintage	Performing Loans	Non-Accrual Loans	Unpaid Principal Balance (1)
	(Dollars in thousands)
Pre-2005	$711,180	$28,863	$740,043
2005	534,646	22,050	556,696
2006	195,982	18,789	214,771
2007	731,935	66,213	798,148
2008	92,979	32,654	125,633
2009	43,228	8,305	51,533
2010	26,456	2,429	28,885
2011	42,585	3,128	45,713
2012	32,456	536	32,992
2013	11,283	—	11,283
Total loans	$2,422,730	$182,967	$2,605,697
Net deferred fees and other			22,282
Total residential first mortgage loans			$2,627,979
(1)     Unpaid principal balance does not include net deferred fee, premiums or discounts, and other.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses in our loans held-for-investment portfolio as of the date of the Consolidated Financial Statements, in Item 1. Financial Statements herein. The allowance provides for probable losses that have been identified with specific customer relationships, individually evaluated, and for probable losses believed to be inherent in the loan portfolio but that have not been specifically identified, collectively evaluated. The consumer loan portfolio includes residential first mortgages, second mortgages, construction, warehouse lending and consumer loans. The commercial loan portfolio includes commercial real estate, commercial and industrial, and commercial lease financing loans.

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

The allowance for loan losses includes specific reserves for impaired loans, non-specific reserves for losses inherent on non-impaired loans utilizing our internal probability of default / loss given default rating system, generally assuming a two year loss emergence period to determine estimated loss levels and qualitative adjustments for economic risks, industry and geographic concentrations and other factors not adequately captured in our methodology and grading systems. Our procedure is to recognize losses through charge-offs when there is a high likelihood of loss after considering the borrower's financial condition, underlying collateral and guarantees, and the finalization of collection activities.

The allowance for loan losses was $243.0 million and $305.0 million at June 30, 2013 and December 31, 2012, respectively. The decrease in the allowance for loan losses was driven by the charge-off of reserves on non-performing and TDR loan sales and ongoing run-off of the portfolio.

The allowance for loan losses as a percentage of non-performing loans increased to 94.2 percent at June 30, 2013 from 76.3 percent at December 31, 2012, which was primarily due to sales of non-performing loans during the quarter.

The allowance for loan losses as a percentage of loans held-for-investment increased to 5.75 percent as of June 30, 2013 from 5.61 percent as of December 31, 2012. Loans held-for-investment decreased primarily due to sales of non-performing and TDR loans and continued run-off.

The allowance for loan losses is considered adequate based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.

	June 30, 2013
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Percentage to Total Allowance
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,627,979	58.5%	$177,334	73.0%
Second mortgage	180,802	4.0%	18,839	7.8%
Warehouse lending	676,454	15.1%	721	0.3%
HELOC	321,576	7.2%	14,868	6.1%
Other	42,293	0.9%	1,780	0.7%
Total consumer loans	3,849,104	85.7%	213,542	87.9%
Commercial loans
Commercial real estate	476,500	10.6%	27,322	11.2%
Commercial and industrial	160,259	3.6%	2,136	0.9%
Commercial lease financing	5,290	0.1%	—	—%
Total commercial loans	642,049	14.3%	29,458	12.1%
Total consumer and commercial loans (1)	$4,491,153	100.0%	$243,000	100.0%
(1)     The allowance excludes loans carried under the fair value option.

The following table set forth certain information regarding our allowance for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Beginning balance	$290,000	$281,000	$305,000	$318,000
Provision for loan losses	31,563	58,428	51,978	173,101
Charge-offs
Consumer loans
Residential first mortgage (1)	(63,099)	(22,570)	(88,791)	(118,002)
Second Mortgage	(2,033)	(4,057)	(3,988)	(9,340)
HELOC	(812)	(4,257)	(2,873)	(10,676)
Other consumer	(587)	(728)	(1,286)	(1,918)
Total consumer loans	(66,531)	(31,612)	(96,938)	(139,936)
Commercial loans
Commercial real estate	(21,350)	(31,277)	(34,512)	(76,310)
Commercial and industrial	—	(23)	—	(1,604)
Total commercial loans	(21,350)	(31,300)	(34,512)	(77,914)
Total charge offs	(87,881)	(62,912)	(131,450)	(217,850)
Recoveries
Consumer loans
Residential first mortgage	6,687	6,582	12,040	7,132
Second mortgage	87	1,039	477	1,288
HELOC	457	93	562	350
Other consumer	(80)	395	374	607
Total consumer loans	7,151	8,109	13,453	9,377
Commercial loans
Commercial real estate	2,159	2,344	4,002	4,336
Commercial and industrial	8	31	17	36
Total commercial loans	2,167	2,375	4,019	4,372
Total recoveries	9,318	10,484	17,472	13,749
Charge-offs, net of recoveries	(78,563)	(52,428)	(113,978)	(204,101)
Ending balance	$243,000	$287,000	$243,000	$287,000
Net charge-off ratio	6.96%	3.24%	4.88%	6.18%
Net charge-off ratio, adjusted (1)	3.56%	3.24%	3.24%	6.18%

(1)	Excludes charge-offs of $38.3 million related to the sale of non-performing loans and TDRs, during both the three and six months ended June 30, 2013, respectively.

Mortgage servicing rights. At June 30, 2013, MSRs included residential MSRs at fair value amounting to $729.0 million, compared to $710.8 million at December 31, 2012. During the six months ended June 30, 2013 and 2012, we recorded additions to our residential MSRs of $237.1 million and $238.2 million, respectively. Also, during the six months ended June 30, 2013, we reduced the amount of MSRs by $233.7 million related to bulk servicing sales, $69.1 million related to loans that paid off during the period and an increase in the fair value of MSRs of $83.9 million resulting from the realization of expected cash flows and market driven changes, primarily as a result of increases in mortgage loan rates that led to an expected decrease in prepayment speeds. During the six months ended June 30, 2012, we reduced the amount of MSRs by $18.2 million related to bulk servicing sales, $56.0 million related to loans that paid off during the period, and a decrease in the fair value of MSRs of $35.6 million resulting from the realization of expected cash flows and market driven changes, primarily as a result of decreases in mortgage loan rates that led to an expected increase in prepayment speeds. Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs included in Tier 1 capital. We will consider the amount of MSRs we maintain in future periods as it relates to the exclusion from our allowable capital levels under Basel III. See Note 9 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

The principal balance of the loans underlying our total MSRs was $68.3 billion at June 30, 2013, compared to $76.8 billion at December 31, 2012, with the decrease primarily attributable to our bulk servicing sales of $23.4 billion in underlying loans during the six months ended June 30, 2013, partially offset by loan origination activity for the six months ended June 30, 2013.

Repossessed assets. Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held-for-investment portfolio at the lower of cost or market value, less disposal costs. Management decides whether to rehabilitate the property or sell it "as is" and whether to list the property with a broker. The decrease in repossessed assets from December 31, 2012 to June 30, 2013, was primarily due to a decrease in new repossessed assets and a non-performing loan sale resulting in an additional $4.5 million reduction during the six months ended June 30, 2013.

The following table provides the activity for repossessed assets during each of the past five quarters.

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(Dollars in thousands)
Beginning balance	$114,356	$120,732	$119,468	$107,235	$108,686
Additions	15,274	30,952	35,688	41,259	24,734
Disposals	(43,248)	(37,328)	(34,424)	(29,026)	(26,185)
Ending balance	$86,382	$114,356	$120,732	$119,468	$107,235

Federal Home Loan Bank stock. At June 30, 2013, holdings of Federal Home Loan Bank stock remained unchanged from $301.7 million at December 31, 2012. Once purchased, Federal Home Loan Bank shares must be held for five years before they can be redeemed. As a member of the Federal Home Loan Bank, we are required to hold shares of Federal Home Loan Bank stock in an amount equal to at least 1.0 percent of aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0 percent of our Federal Home Loan Bank advances, whichever is greater.

Premises and equipment. Premises and equipment, net of accumulated depreciation increased $8.7 million from $219.1 million at December 31, 2012 to $227.8 million at June 30, 2013. The increase was primarily due to software implementation and building improvements.

Derivatives. We write and purchase interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated activity represented 100.0 percent of total interest rate swap contracts at June 30, 2013 and December 31, 2012. Customer-initiated trading derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts resulting in no net exposure to us, outside of counterparty performance. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. See Note 10 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

The following table provides derivative activity for the three and six months ended June 30, 2012 and 2013.

	Interest Rate Contracts (Notional Amount)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	( Dollars in thousands)
Beginning balance	$134,681	$68,954	$202,492	$64,720
Additions	10,536	49,151	16,296	53,704
Maturities/amortizations	(6,294)	(812)	(8,012)	(1,131)
Terminations	—	—	(71,853)	—
Ending balance	$138,923	$117,293	$138,923	$117,293

Other assets. Other assets includes accrued interest receivable, which decreased $61.9 million from December 31, 2012 to June 30, 2013. This was primarily due to our interest-earning assets declining by $1.3 billion to $10.9 billion at June 30, 2013, as compared to $12.2 billion at December 31, 2012, primarily due to the sales of commercial and non-performing loans. During the three and six months ended June 30, 2013, $0.7 million and $2.0 million, respectively, of accrued interest on non-performing loans was reversed against interest income. During the three and six months ended June 30, 2012, $2.1 million and $4.5 million, respectively, of accrued interest on non-performing loans was reversed against interest income. We typically collect interest in the month following the month in which it is earned.

Liabilities

Deposits. Our deposits consist of four primary categories: retail deposits, government deposits, wholesale deposits and company controlled deposits. Total deposit accounts decreased $824.2 million, or 9.9 percent at June 30, 2013, from December 31, 2012, primarily due to a decrease in certificates of deposits and government deposits.

We call on local governmental agencies, and other public units, as an additional source for deposit funding. These deposit accounts include $362.7 million of certificates of deposit with maturities typically less than one year and $282.2 million in checking and savings accounts at June 30, 2013.

We generate deposits from our retail banking network and no longer purchase wholesale deposits. Wholesale deposits continued to run-off during the three months ended June 30, 2013 and decreased by $25.0 million from December 31, 2012.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not currently bear interest.

We participate in the Certificates of Deposit Account Registry Service ("CDARS") program, through which certain customer certificates of deposit ("CD") are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50.0 million. At June 30, 2013, $642.3 million of total CDs were enrolled in the CDARS program, with $617.6 million originating from public entities and $79.7 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $128.0 million from public entities and $514.3 million from retail customers at June 30, 2013. We reduced our reliance on CDARS deposits at June 30, 2013, with total CDARS balances declining $505.6 million from December 31, 2012.

The composition of our deposits was as follows.

	June 30, 2013			December 31, 2012
	(Dollars in thousands)
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
Retail deposits
Demand accounts	$742,893	0.11%	9.9%	$681,983	0.16%	8.2%
Savings accounts	2,687,516	0.67%	36.0%	2,108,170	0.72%	25.4%
Money market demand accounts	328,858	0.23%	4.4%	401,853	0.41%	4.8%
Certificates of deposit (1)	2,154,208	0.90%	28.8%	3,175,481	0.93%	38.3%
Total retail deposits	5,913,475	0.66%	79.1%	6,367,487	0.74%	76.7%
Government deposits
Demand accounts	118,038	0.35%	1.6%	98,890	0.38%	1.2%
Savings accounts	164,115	0.30%	2.2%	263,841	0.53%	3.2%
Certificates of deposit	372,736	0.48%	5.0%	456,347	0.57%	5.5%
Total government deposits (2)	654,889	0.41%	8.8%	819,078	0.53%	9.9%
Wholesale deposits	74,382	4.81%	1.0%	99,338	4.41%	1.2%
Company controlled deposits (3)	827,321	—%	11.1%	1,008,392	—%	12.2%
Total deposits (4)	$7,470,067	0.61%	100.0%	$8,294,295	0.68%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.6 billion and $2.3 billion at June 30, 2013 and December 31, 2012, respectively.

(2)	Government deposits include funds from municipalities and schools.

(3)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $1.8 billion and $1.9 billion at June 30, 2013 and December 31, 2012, respectively.

Federal Home Loan Bank advances. Federal Home Loan Bank advances decreased $0.3 billion to $2.9 billion at June 30, 2013 from December 31, 2012. We rely upon advances from the Federal Home Loan Bank as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of Federal Home Loan Bank advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources. During the six months ended June 30, 2013, we had an increase in funds available from other sources, including proceeds from the sale of commercial and residential first mortgage non-performing and TDR loans, which reduced the need for the short-term borrowings from Federal Home Loan Bank.

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

As a result of the Assured Settlement Agreement, we reconsolidated the debt associated with the HELOC securitizations at fair value. We were determined to be the primary beneficiary of VIEs associated with HELOC securitizations which are consolidated in the Consolidated Financial Statements, in Item 1. Financial Statements herein. We acquired all remaining HELOC loans, the proceeds of which were used by the trust to repay outstanding debt.

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

Activity in the representation and warranty reserve during the last five quarters is provided in the table below.

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(Dollar in thousands)
Beginning balance	$185,000	$193,000	$202,000	$161,000	$142,000
Provision for new loans sales	5,052	5,817	7,285	6,432	5,643
Provision adjustment for previous estimates	28,941	17,396	25,231	124,492	46,028
Charge-offs, net of recoveries	(33,993)	(31,213)	(41,516)	(89,924)	(32,671)
Ending balance	$185,000	$185,000	$193,000	$202,000	$161,000

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

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Fannie Mae	3,765	2,572	1,659	1,224	2,910
Freddie Mac	742	803	1,595	1,664	1,502
Total	4,507	3,375	3,254	2,888	4,412

During the six months ended June 30, 2013, we had $334.6 million in Fannie Mae new repurchase demands and $67.3 million in Freddie Mac new repurchase demands. The following table summarizes the amount of quarterly new repurchase demands we have received by loan origination year.

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(Dollars in thousands)
2005 and prior	$21,666	$22,926	$13,927	$15,649	$25,505
2006	22,448	27,945	31,851	23,462	33,481
2007	64,433	120,478	84,612	113,280	135,888
2008	27,493	52,461	38,048	57,230	89,780
2009-2013	16,484	25,574	34,509	49,767	62,153
Total	$152,524	$249,384	$202,947	$259,388	$346,807
Number of accounts	800	1,239	1,025	1,316	1,780

The following table summarizes the aggregate amount of pending repurchase demands at the end of each quarterly period noted.

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(Dollars in thousands)
Period end balance	$114,965	$186,970	$224,182	$425,570	$469,800
Percent non-agency (approximately)	1.6%	0.2%	0.3%	0.1%	0.6%

The following table summarizes the trends with respect to key model attributes and assumptions for estimating the representation and warranty reserve.

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)
Unpaid principal balance of loans sold (1)	$232,900,000	$215,000,000
Loan file review as percentage of unpaid principal balance	14.4%	12.5%
Repurchase demand rate	12.5%	14.4%
Actual repurchase rate (2)	38.9%	38.6%
Loss severity rate (2)	34.1%	35.0%

(1)	Includes servicing sold with recourse.

(2)	Weighted average of the appeals loss rate. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Other liabilities. Other liabilities primarily consist of a reserve for possible contingent liabilities, undisbursed payments, escrow accounts, forward agency and derivative liability and the Ginnie Mae liability resulting from the recognition of our unilateral right to repurchase certain mortgage loans currently included in Ginnie Mae securities. Other liabilities decreased at June 30, 2013, from December 31, 2012, primarily due to a $279.1 million decrease in undisbursed payments liability from $365.2 million at December 31, 2012 to $86.1 million at June 30, 2013. These amounts represent payments received from borrowers for interest, principal and related loan charges which have not been remitted to investors. Escrow accounts totaled $59.9 million and $39.7 million at June 30, 2013 and December 31, 2012, respectively. Escrow accounts are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowners insurance and other insured product liabilities. The Ginnie Mae liability totaled $45.4 million and $72.4 million at June 30, 2013 and December 31, 2012, respectively. These amounts are for certain loans sold to Ginnie Mae, as to which we have not yet repurchased, but have the unilateral right to do so. With respect to such loans sold to Ginnie Mae, a corresponding asset was included in loans held-for-sale. For further information on our loans held-for-sale, see Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Other liabilities also included an accrual for possible contingent liabilities, which decreased $221.0 million at June 30, 2013, as compared to December 31, 2012. As of June 30, 2013, our total accrual for contingent liabilities was $26.8 million, which decreased from December 31, 2012, primarily due to the Litigation Settlements with MBIA and Assured, which reduced our liability by $225.0 million. See Note 18 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Other liabilities also include accrued interest payable, which represents interest payments that are payable to depositors and other entities from which we borrowed funds. The balance fluctuates with the size of our interest-bearing liability portfolio and the average cost of our interest-bearing liabilities. Accrued interest payable increased to $16.4 million at June 30, 2013 from $13.4 million at December 31, 2012. The increase during the six months ended June 30, 2013, was primarily a result of an increase in accrued interest on statutory trust accounts due to deferred interest payments on the trusts. During the six months ended June 30, 2013, the average overall rate on our deposits decreased 24 basis points to 0.66 percent, from 0.90 percent during the six months ended June 30, 2012. We also experienced a 53 basis point increase in our cost of advances from the Federal Home Loan Bank to an average rate of 3.25 percent during the six months ended June 30, 2013, from 2.72 percent during the six months ended June 30, 2012, principally due to a decrease in short term borrowings which accrue at a lower average interest rate.

Capital Resources and Liquidity

Our principal uses of funds include loan originations and operating expenses. At June 30, 2013, we had outstanding rate-lock commitments to lend $4.3 billion in mortgage loans, compared to $6.6 billion at December 31, 2012. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.8 billion at June 30, 2013 and $1.6 billion at December 31, 2012.

Capital. We had net income of $87.9 million during the six months ended June 30, 2013. We did not pay any cash dividends on our common stock during the six months ended June 30, 2013 or during the year ended December 31, 2012. On February 19, 2008, our board of directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OCC of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by our board of directors of the proposed capital distribution. The 30-day period allows the OCC to determine whether or not the distribution would not be advisable. We currently must seek approval from the OCC prior to making a capital distribution from the Bank. In addition, we are prohibited from increasing dividends on our common stock above $0.05 per share without the consent of U.S. Treasury pursuant to the terms of the TARP.

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

At June 30, 2013, the Bank was considered "well-capitalized" for regulatory purposes. The following table shows the regulatory capital ratios as of the dates indicated.

	June 30, 2013		December 31, 2012		June 30, 2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (to adjusted tangible assets)	$1,390,582	11.00%	$1,295,841	9.26%	$1,295,962	9.07%
Total adjusted tangible asset base	$12,646,776		$13,999,636		$14,282,922
Tier 1 capital (to risk weighted assets)	$1,390,582	23.73%	$1,295,841	15.90%	$1,295,962	15.76%
Total capital (to risk weighted assets)	1,465,860	25.01%	1,400,126	17.18%	1,400,975	17.03%
Risk weighted asset base	$5,861,221		$8,146,771		$8,224,348

(1)	Based on adjusted total assets for purposes of core capital and risk-weighted assets for purposes of total risk-based capital. These ratios are applicable to the Bank only.

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

We primarily originate agency eligible loans and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, private party whole loan sales, or by pledging them to the Federal Home Loan Bank of Indianapolis and borrowing against them. We use the Federal Home Loan Bank of Indianapolis as our primary source for funding our residential mortgage business due to its flexibility in terms of being able to borrow or repay borrowings as daily cash needs require. We have been successful in increasing the amount of assets that qualify as eligible collateral at the Federal Home Loan Bank of Indianapolis and continue to review such opportunities on an on-going basis. Adding eligible collateral pools gives us added capacity and flexibility to manage our funding requirements.

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

As governed and defined by our internal liquidity policy, we maintain adequate excess liquidity levels appropriate to cover both unanticipated operational and regulatory requirements. In addition to this standby liquidity, we also maintain targeted minimum levels of unused borrowing capacity as an additional cushion against unexpected liquidity needs. Each business day, we forecast 90 days of daily cash needs. This allows us to determine our projected near term daily cash fluctuations and also to plan and adjust, if necessary, future activities. As a result, we would be able to make adjustments to operations as required to meet the liquidity needs of our business, including adjusting deposit rates to increase deposits, planning for additional Federal Home Loan Bank borrowings, accelerating sales of loans held-for-sale (GSEs and or private), selling loans held-for-investment or securities, borrowing through the use of repurchase agreements, reducing originations, making changes to warehouse funding facilities, or borrowing from the discount window.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations.

Borrowings. The Federal Home Loan Bank provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the Federal Home Loan Bank using approved loan types as collateral. At June 30, 2013, we had an authorized line of credit of $7.0 billion that could be utilized to the extent we provide sufficient collateral. At June 30, 2013, we had available collateral sufficient to access $3.5 billion of the line and as to which we had $2.9 billion of advances outstanding.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At June 30, 2013, we had pledged commercial and industrial loans amounting to $42.6 million with a lendable value of $32.6 million. At December 31, 2012, we had pledged commercial and industrial loans amounting to $122.1 million with a lendable value of $77.9 million. The decrease in the available loan collateral was due to the sale of the loans associated with the CIT Agreement and Customers Agreement. At June 30, 2013 and December 31, 2012, we had no borrowings outstanding against this line of credit.

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions inherent in those policies are critical to an understanding of our Consolidated Financial Statements, in Item 1. Financial Statements herein . These policies relate to: (a) fair value measurements; (b) the determination of our allowance for loan losses; (c) the determination of our representation and warranty reserve; and (d) the determination of the accrual for pending and threatened litigation. We believe the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements, in Item 1. Financial Statements herein, are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements, in Item 1. Financial Statements herein, to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2012, which is available on our website, www.flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at www.sec.gov.

Variable Interest Entities

As a result of the Assured Settlement, we elected the fair value option for the assets and liabilities of consolidated VIEs related to the HELOC securitizations. This option is generally elected for newly consolidated VIEs for which predominantly all of our interests, prior to consolidation, are carried at fair value with changes in fair value recorded to earnings. Accordingly, such an election allows us to continue fair value accounting through earnings for those interests and eliminate income statement mismatch otherwise caused by differences in the measurement basis of the consolidated VIEs assets and liabilities.

Consolidated VIEs at June 30, 2013 consisted of the HELOC securitization trusts formed in 2005 and 2006. We have determined the trusts are VIEs and has concluded that we are the primary beneficiary of these trusts because we have the power to direct the activities of the entity that most significantly affect the entity's economic performance and has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The change in the consolidated VIE was a result of the Assured Settlement Agreement. A VIE is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. On a quarterly basis, we will reassesses whether we have a controlling financial interest in and is the primary beneficiary of a VIE. The quarterly reassessment process considers whether we have acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances.

The reassessment also considers whether we have acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which we are involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively, with assets and liabilities of a newly consolidated VIE initially recorded at fair value. A gain or loss may be recognized upon deconsolidation of a VIE depending on the carrying amounts of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.

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

Pre-tax pre-credit-cost income. Pre-tax pre-credit-cost income, as defined by our management, represents net income before taxes, and excludes credit related expenses (defined by management as provision for loan losses, asset resolution expense, other than temporary impairment, representation and warranty reserve provision and the write down of residual and transferors' interest). While these items represent an integral part of our banking operations, in each case, the excluded items are items that management believes are particularly impacted or increased due to economic stress or significant changes in the credit cycle and are therefore likely to make it more difficult to understand our underlying performance trends and our ability to generate income from our Community Banking and Mortgage Banking segments. Net interest income, non-interest income and non-interest expense are all calculated in accordance with GAAP and are presented in the Consolidated Statements of Operations, in Item 1. Financial Statements herein. Net income is adjusted only for the specific items listed above in the calculation of pre-tax pre-credit-cost income, and these adjustments represent the excluded items in their entirety for each period presented to better facilitate period to period comparisons.

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

Non-GAAP Reconciliation
(Dollars in thousands)
(Unaudited)

	Three Months Ended					Six Months Ended June 30,
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	June 30, 2013	June 30, 2012
Pre-tax, pre-credit-cost income
Income (loss) before tax provision	$61,095	$23,607	$(88,577)	$60,730	$87,887	$84,702	$80,577
Add back
Provision for loan losses	31,563	20,415	50,351	52,595	58,428	51,978	173,101
Asset resolution	15,921	16,445	21,241	12,487	20,851	32,366	57,621
Other than temporary impairment on available-for-sale investments	8,789	—	—	—	1,017	8,789	2,192
Representation and warranty reserve - change in estimate	28,940	17,395	25,231	124,492	46,028	46,336	106,566
Write down of transferors' interest	—	174	780	118	1,244	174	1,653
Total credit-related-costs	$85,213	$54,429	$97,603	$189,692	$127,568	$139,643	$341,133
Pre-tax, pre-credit-cost income	$146,308	$78,036	$9,026	$250,422	$215,455	$224,345	$421,710

Efficiency ratio (credit-adjusted)
Net interest income (a)	$47,096	$55,669	$73,941	$73,079	$75,478	$102,765	$150,211
Non-interest income (b)	219,959	184,943	285,795	273,737	240,334	404,902	461,710
Representation and warranty reserve - change in estimate (c)	28,940	17,395	25,231	124,492	46,028	46,336	106,566
Adjusted income	$295,995	$258,007	$384,967	$471,308	$361,840	$554,003	$718,487
Non-interest expense (d)	174,397	196,590	397,962	233,491	169,497	370,987	358,243
Asset resolution expense (e)	(15,921)	(16,445)	(21,241)	(12,487)	(20,581)	(32,366)	(57,621)
Adjusted non-interest expense	$158,476	$180,145	$376,721	$221,004	$148,916	$338,621	$300,622
Efficiency ratio (d/(a+b))	65.3%	81.7%	110.6%	67.3%	53.7%	73.1%	58.5%
Efficiency ratio (credit-adjusted) ((d-e)/((a+b)+c)))	53.5%	69.8%	97.9%	46.9%	41.2%	61.1%	41.8%

	June 30, 2013	December 31, 2012	June 30, 2012
Non-performing assets / Tier 1 capital + allowance for loan losses
Non-performing assets	$344,318	$520,557	$538,834
Tier 1 capital (to adjusted total assets) (1)	1,390,582	1,295,841	1,295,962
Allowance for loan losses	243,000	305,000	287,000
Tier 1 capital + allowance for loan losses	$1,633,582	$1,600,841	$1,582,962
Non-performing assets / Tier 1 capital + allowance for loan losses	21.1%	32.5%	34.0%

(1)	Represents Tier 1 capital for the Bank.

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

Financial instruments used to manage interest rate risk include financial derivative products such as interest rate swaps and forward sales commitments. Further discussion of the use of and the accounting for derivative instruments is included in Notes 4 and 10 of the Notes to Consolidated Financial Statements, in Item 1 Financial Statements, herein. All of our derivatives are accounted for at fair market value. All mortgage loan production originated for sale is accounted for on a fair value basis.

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

The following table is a summary of the changes in our NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off‑balance sheet instruments. The interest rate scenarios presented in the table include interest rates at June 30, 2013 and December 31, 2012 and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at June 30, 2013 and December 31, 2012, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this "natural business hedge" historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the NPV framework. Further, there can be no assurance that this natural business hedge would positively affect the net portfolio value in the same manner and to the same extent as in the past.

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

June 30, 2013					December 31, 2012
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change
300	$1,237	10.5%	$49	4.2%	300	$1,006	7.5%	$(223)	(18.1)%
200	$1,256	10.5%	$69	5.8%	200	$1,139	8.4%	$(91)	(7.4)%
100	$1,248	10.2%	$60	5.1%	100	$1,228	8.9%	$(2)	—%
Current	$1,187	9.6%	$—	—%	Current	$1,230	8.8%	$—	—%
(100)	$1,076	8.6%	$(111)	(9.4)%	(100)	$1,150	8.3%	$(80)	(6.5)%

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

Item 4. Controls and Procedures

(a)
Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of June 30, 2013 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.

(b)
Changes in Internal Controls. During the quarter ended June 30, 2013, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, the Company is party to legal proceedings incident to its business. See Note 18 of the Notes to Consolidated Financial Statements, in Item 1 Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended June 30, 2013.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended June 30, 2013.

Item 3. Defaults upon Senior Securities

The Company had no defaults on senior securities.

The following sets forth arrearage of the payment of dividends on preferred stock.

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock") the Company may defer payments of dividends. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of June 30, 2013, the amount of the arrearage on the dividend payments of the Series C Preferred Stock is $22.5 million.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.42 +	Amended and Restated Employment Agreement, dated May 16, 2013, by and between Flagstar Bancorp, Inc. and Michael J. Tierney

10.43 +	Employment Agreement, dated May 16, 2013, by and between Flagstar Bancorp, Inc. and Alessandro DiNello

10.44 +	Employment Agreement, dated May 16, 2013, by and between Flagstar Bancorp, Inc. and Lee M. Smith

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101 **
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2013, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

FLAGSTAR BANCORP, INC.
Registrant

Date: July 30, 2013	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul D. Borja
Paul D. Borja
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.42 +	Amended and Restated Employment Agreement, dated May 16, 2013, by and between Flagstar Bancorp, Inc. and Michael J. Tierney

10.43 +	Employment Agreement, dated May 16, 2013, by and between Flagstar Bancorp, Inc. and Alessandro DiNello

10.44 +	Employment Agreement, dated May 16, 2013, by and between Flagstar Bancorp, Inc. and Lee M. Smith

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101 **
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2013, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

+ Constitutes a management contract or compensation plan or arrangement.

** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.