Form 10-Q
period 2013-09-30
FLAGSTAR BANCORP INC
filed 2013-10-30
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.
As of October 28, 2013, 56,123,009 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013
TABLE OF CONTENTS (continued)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents
Cash and cash items (includes $460 and $0 of consolidated VIEs, respectively) (1)	$68,228	$38,070
Interest-earning deposits	2,482,882	914,723
Total cash and cash equivalents	2,551,110	952,793
Trading securities	50,053	170,086
Investment securities available-for-sale	495,423	184,445
Loans held-for-sale (includes $1,826,060 and $2,865,696 measured at fair value, respectively)(2)	1,879,290	3,939,720
Loans repurchased with government guarantees	1,231,765	1,841,342
Loans held-for-investment, net
Loans held-for-investment ($250,297 and $20,219 measured at fair value which includes $161,762 and $0 of consolidated VIEs, respectively) (1) (2)	4,013,507	5,438,101
Less: allowance for loan losses	(207,000)	(305,000)
Total loans held-for-investment, net	3,806,507	5,133,101
Mortgage servicing rights	797,029	710,791
Repossessed assets, net	66,530	120,732
Federal Home Loan Bank stock	301,737	301,737
Premises and equipment, net	229,117	219,059
Other assets	399,254	508,206
Total assets	$11,807,815	$14,082,012
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$1,002,472	$1,309,649
Interest bearing	5,646,813	6,984,646
Total deposits	6,649,285	8,294,295
Federal Home Loan Bank advances	2,907,598	3,180,000
Long-term debt (includes $112,954 and $0 of consolidated VIEs at fair value, respectively) (1) (2)	360,389	247,435
Representation and warranty reserve	174,000	193,000
Other liabilities ($28,470 and $19,100 measured at fair value and $136 and $0 of consolidated VIEs, respectively) (1) (2)	444,188	1,007,920
Total liabilities	10,535,460	12,922,650
Commitments and contingencies – Notes 8 and 19	—	—
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding, respectively	264,726	260,390
Common stock $0.01 par value, 70,000,000 shares authorized; 56,114,572 and 55,863,053 shares issued and outstanding, respectively	561	559
Additional paid in capital	1,478,391	1,476,569
Accumulated other comprehensive income (loss)	4,429	(1,658)
Accumulated deficit	(475,752)	(576,498)
Total stockholders’ equity	1,272,355	1,159,362
Total liabilities and stockholders’ equity	$11,807,815	$14,082,012

(1)	Amounts represent the assets and liabilities of consolidated variable interest entities ("VIEs").

(2)	Amounts represent the assets and liabilities for which the Company has elected the fair value option.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Interest Income
Loans	$75,633	$114,158	$249,312	$343,677
Investment securities available-for-sale or trading	1,465	4,912	5,397	20,333
Interest-earning deposits and other	1,709	672	4,145	1,546
Total interest income	78,807	119,742	258,854	365,556
Interest Expense
Deposits	10,023	17,819	35,680	55,126
Federal Home Loan Bank advances	24,434	27,091	72,766	81,870
Other	1,665	1,753	4,960	5,270
Total interest expense	36,122	46,663	113,406	142,266
Net interest income	42,685	73,079	145,448	223,290
Provision for loan losses	4,053	52,595	56,030	225,696
Net interest income (expense) after provision for loan losses	38,632	20,484	89,418	(2,406)
Non-Interest Income
Loan fees and charges	20,876	37,359	84,152	102,116
Deposit fees and charges	5,410	5,255	15,749	15,216
Loan administration	30,434	11,099	86,947	74,997
Gain (loss) on trading securities	13	237	85	(2,023)
Net gain on loan sales	75,073	334,427	357,404	751,945
Net transaction costs on sales of mortgage servicing rights	(1,763)	(1,332)	(10,246)	(4,631)
Net gain on investment securities available-for-sale	—	2,616	—	2,946
Total other-than-temporary impairment (loss) gain	—	—	(8,789)	2,810
Loss recognized in other comprehensive income before taxes	—	—	—	(5,002)
Net impairment losses recognized in earnings	—	—	(8,789)	(2,192)
Representation and warranty reserve – change in estimate	(5,205)	(124,492)	(51,541)	(231,058)
Other non-interest income	9,458	8,568	65,437	28,132
Total non-interest income	134,296	273,737	539,198	735,448

Flagstar Bancorp, Inc. Consolidated Statements of Operations, Continued (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Non-Interest Expense
Compensation and benefits	61,552	67,386	209,696	198,776
Commissions	12,099	19,888	44,962	53,193
Occupancy and equipment	18,644	18,833	60,218	54,490
Asset resolution	16,295	12,487	48,661	70,108
Federal insurance premiums	7,910	12,643	26,941	37,071
Loss on extinguishment of debt	—	15,246	—	15,246
Loan processing expense	10,890	15,662	43,390	37,480
Legal and professional expense	19,593	57,209	64,822	87,110
Other non-interest expense	11,453	14,137	30,732	38,261
Total non-interest expense	158,436	233,491	529,422	591,735
Income before federal income taxes	14,492	60,730	99,194	141,307
Provision (benefit) for federal income taxes	220	(20,380)	(5,888)	(19,880)
Net Income	14,272	81,110	105,082	161,187
Preferred stock dividend/accretion (1)	(1,449)	(1,417)	(4,336)	(4,241)
Net income applicable to common stock	$12,823	$79,693	$100,746	$156,946
Income per share
Basic	$0.16	$1.37	$1.61	$2.63
Diluted	$0.16	$1.36	$1.59	$2.61
Weighted average shares outstanding
Basic	56,096,376	55,801,692	56,041,844	55,735,095
Diluted	56,541,089	56,233,165	56,458,898	56,083,757

(1)
The preferred stock dividend/accretion for the three and nine months ended September 30, 2013 and 2012, respectively, represents only the accretion. On January 27, 2012, the Company elected to defer payment of dividends and interest on the preferred stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income	$14,272	$81,110	$105,082	$161,187
Other comprehensive income, before tax
Investment securities available-for-sale
Unrealized gains on investment securities available-for-sale	3,441	12,180	6,087	26,411
Reclassification of gain on sale of investment securities available-for-sale	—	(2,616)	—	(2,946)
Subsequent decreases in the fair value of investment securities available-for-sale previously written down as impaired	—	—	(2,681)	—
Additions for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	—	8,789	2,192
Total investment securities available-for-sale, before tax	3,441	9,564	12,195	25,657
Deferred tax benefit related to other comprehensive income resulting from the dissolution and sales on investments securities available-for-sale	—	(19,880)	(6,108)	(19,880)
Other comprehensive income, net of tax	3,441	(10,316)	6,087	5,777
Comprehensive income	$17,713	$70,794	$111,169	$166,964
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2011	$254,732	$556	$1,471,463	$(7,819)	$(639,216)	$1,079,716
(Unaudited)
Net income	—	—	—	—	161,187	161,187
Total other comprehensive income	—	—	—	5,777	—	5,777
Restricted stock issued	—	1	(1)	—	—	—
Accretion of preferred stock	4,241	—	—	—	(4,241)	—
Stock-based compensation	—	1	3,918	—	—	3,919
Balance at September 30, 2012	$258,973	$558	$1,475,380	$(2,042)	$(482,270)	$1,250,599
Balance at December 31, 2012	$260,390	$559	$1,476,569	$(1,658)	$(576,498)	$1,159,362
(Unaudited)
Net income	—	—	—	—	105,082	105,082
Total other comprehensive income	—	—	—	6,087	—	6,087
Restricted stock issued	—	1	(1)	—	—	—
Accretion of preferred stock	4,336	—	—	—	(4,336)	—
Stock-based compensation	—	1	1,823	—	—	1,824
Balance at September 30, 2013	$264,726	$561	$1,478,391	$4,429	$(475,752)	$1,272,355

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows (In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Operating Activities
Net income	$105,082	$161,187
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	56,030	225,696
Depreciation and amortization	17,200	14,774
Loss on fair value of mortgage servicing rights	3,236	165,897
Net gain on loan sales	(357,404)	(751,945)
Net transaction costs on sales of mortgage servicing rights	10,246	4,631
Net gain on investment securities	(85)	(923)
Other than temporary impairment losses on securities classified as available-for-sale	8,789	2,192
Net (gain) loss on transferors' interest	(45,534)	1,771
Proceeds from sales of loans held-for-sale	35,038,925	38,985,990
Origination and repurchase of mortgage loans held-for-sale, net of principal repayments	(32,445,369)	(39,789,896)
Net change in:
Decrease (increase) in repurchase of mortgage loans with government guarantees, net of claims received	609,577	(31,895)
Decrease (increase) in accrued interest receivable	42,680	(1,258)
Proceeds from sales of trading securities	120,122	141,220
Increase in other assets	(13,141)	(222,898)
Decrease in payable for mortgage repurchase option	(56,978)	(25,828)
Representation and warranty reserve - change in estimate	51,541	231,058
Net charge-offs in representation and warranty reserve	(85,129)	(166,183)
(Decrease) increase in other liabilities	(233,460)	171,707
Net cash provided by (used in) operating activities	2,826,328	(884,703)
Investing Activities
Proceeds received from the sale of investment securities available-for-sale	—	234,212
Repayment of investment securities available-for-sale	45,769	54,074
Purchase of investment securities available-for-sale	(436,585)	—
Net change from sales of loans held-for-investment	(471,249)	(248,640)
Principal repayments net of origination of portfolio loans	1,551,144	156,320
Proceeds received from the disposition of repossessed assets	83,139	91,580
Acquisitions of premises and equipment, net of proceeds	(27,067)	(22,387)
Proceeds received from the sale of mortgage servicing rights	222,804	24,712
Net cash provided by investing activities	967,955	289,871

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows, continued (In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Financing Activities
Net (decrease) increase in deposit accounts	(1,645,010)	1,799,181
Net decrease in Federal Home Loan Bank advances	(272,402)	(865,000)
Payment on long-term debt	(7,026)	(25)
Net disbursement of payments of loans serviced for others	(282,968)	(94,013)
Net receipt of escrow payments	11,440	27,028
Net cash (used in) provided by financing activities	(2,195,966)	867,171
Net increase in cash and cash equivalents	1,598,317	272,339
Beginning cash and cash equivalents	952,793	731,058
Ending cash and cash equivalents	$2,551,110	$1,003,397
Supplemental disclosure of cash flow information
Loans held-for-investment transferred to repossessed assets	$167,898	$328,384
Interest paid on deposits and other borrowings	$109,342	$138,466
Federal income taxes paid	$5,300	$225
Reclassification of loans originated for investment to loans held-for-sale	$542,822	$288,428
Reclassification of mortgage loans originated held-for-sale then to loans held-for-investment	$53,208	$39,788
Mortgage servicing rights resulting from sale or securitization of loans	$323,216	$370,013
Recharacterization of investment securities available-for-sale to loans held-for-investment	$73,283	$—
Reconsolidation of HELOC's of variable interest entities (VIEs)	$170,507	$—
Reconsolidation of long-term debt of VIEs	$119,980	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Business

Flagstar Bancorp, Inc. ("Flagstar" or the "Company"), the holding company for Flagstar Bank, FSB (the "Bank") is a Michigan-based savings and loan holding company founded in 1993. The Company's business is primarily conducted through its principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At September 30, 2013, the Company's total assets were $11.8 billion. The Company has the largest bank headquartered in Michigan, one of the ten largest savings banks in the United States.

In preparing these consolidated financial statements, subsequent events were evaluated through the time the financial statements were issued. The consolidated financial statements are considered issued when they are widely distributed to all stockholders and other financial statement users, or filed with the U.S. Securities and Exchange Commission ("SEC"). All material subsequent events have been either recognized in the Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements.

The primary business of the Company is conducted through the Mortgage Banking segment, in which the Company originates or purchases residential first mortgage loans throughout the country and sells them into securitization pools, primarily to Fannie Mae and Freddie Mac (collectively, government sponsored enterprises or the "GSEs") or as whole loans and generally retains the right to service the mortgage loans that it sells. These mortgage servicing rights ("MSRs") are sold by the Company in transactions separate from the sale of the underlying mortgages. The Company has, from time to time, retained certain loan originations in the held-for-investment portfolio. Mortgage loans are originated through home lending centers, national call centers, the Internet, unaffiliated banks and mortgage brokerage companies. As of September 30, 2013, the Company operated 45 home loan centers in 19 states.

The Company also offers a range of products and services to consumers and businesses through the Community Banking segment. As of September 30, 2013, the Company operated 111 banking centers in Michigan. The Company offers consumer products including deposit accounts, standard and jumbo home mortgage loans, home equity lines of credit ("HELOC") and personal loans, including auto and boat loans. The Company offers commercial loans and treasury management services. Commercial products offered include deposit and sweep accounts, telephone banking, term loans and lines of credit, lease financing, government banking products and treasury management services including remote deposit and merchant services.

The Bank is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency ("OCC") of the U.S. Department of the Treasury ("U.S. Treasury"). The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation ("FDIC") and the Consumer Financial Protection Bureau (the "CFPB"). The Bank's deposits are insured by the FDIC through the Deposit Insurance Fund. The Company is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve ("Federal Reserve"). The Bank is also a member of the Federal Home Loan Bank ("FHLB") of Indianapolis.

Note 2 – Basis of Presentation, Accounting Policies and Recent Developments

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. These interim financial statements include all adjustments, consisting of normal recurring accruals that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2013. In addition, certain prior period amounts have been reclassified to conform to the current period presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, which are available on the Company’s Investor Relations web page, at www.flagstar.com, and on the SEC website, at www.sec.gov.

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

As a result of the settlement agreement with Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. ("Assured"), the Company reconsolidated the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts assets and liabilities at June 30, 2013. The Company became the primary beneficiary of the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts because the Company obtained the power to direct the activities that most significantly impact the economic performance of the trusts (power to select or remove the servicer) and the obligation to absorb expected losses and receive residual returns (support of the guarantor and holder of residual interests in trusts), which is reflected in the Consolidated Financial Statements as a VIE. See Note 8 for information on VIEs.

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

Recent Developments

Preferred Stock and Warrant

On December 18, 2012, the U.S. Treasury announced its intention to auction, during 2013, the preferred stock of a number of institutions, including the Company, that the U.S. Treasury purchased in 2009 under the Troubled Asset Relief Program ("TARP") Capital Purchase Program. The auction of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), closed on March 28, 2013. The U.S. Treasury also auctioned the warrant to purchase up to approximately 645,138 shares of the Company's common stock, par value $0.01 per share (the "Common Stock") at an exercise price of $62.00 per share (the "Warrant"). That auction closed on June 5, 2013. As a result of the auctions, the Series C Preferred Stock and the Warrant, which previously was acquired under the TARP Capital Purchase Program, are now held by third party investors unaffiliated with the U.S. government.

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

Litigation Settlements

In 2009 and 2010, the Bank received repurchase demands from Assured with respect to HELOCs that were sold by the Bank in connection with the two non-agency HELOC securitizations. On February 5, 2013, the U.S. District Court for the Southern District of New York (the "Court") issued a decision in the lawsuit filed by Assured. The Court found in favor of Assured on its claims for breach of contract against the Bank in the amount of $89.2 million plus contractual interest and attorneys' fees and costs. On April 1, 2013, the Court issued a final judgment against the Company for a total of $106.5 million, consisting of $90.7 million in damages plus $15.9 million in pre-judgment interest. The Bank filed a notice of appeal later that month. The Court subsequently issued a memorandum order, in which the court reserved the decision regarding attorneys' fees until after the appeal. On June 21, 2013, the Bank entered into an agreement with Assured (the "Assured Settlement Agreement") to settle the litigation and the Bank's pending appeal. Pursuant to the terms of the Assured Settlement Agreement, Assured's judgment against the Bank has been deemed fully satisfied, the Bank's appeal has been dismissed, and, among other consideration and transaction provisions, the Bank has paid Assured $105.0 million. In addition, the Bank has assumed responsibility for future payments due by Assured to noteholders in the Flagstar non-agency HELOC securitization trust (the "FSTAR 2005-1") and Flagstar non-agency HELOC securitization trust (the "FSTAR 2006-2"), (collectively the "HELOC securitization trusts"), and will receive future reimbursements for claims paid to which Assured would otherwise have been entitled. As a result, the Bank recorded a $49.1 million gain during the second quarter 2013, arising from the reconsolidation of the assets and liabilities of the HELOC securitization trusts at fair value and the reversal of related reserves for pending and threatened litigation. Due to the Assured Settlement Agreement, the Company reconsolidated the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts assets and liabilities at June 30, 2013. The Company subsequently became the primary beneficiary of the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts, which is reflected in the Consolidated Financial Statements as a VIE.

In May 2010, the Bank received repurchase demands from MBIA Insurance Corporation ("MBIA") with respect to closed-end, fixed and adjustable second mortgage loans that were sold by the Bank in connection with its two non-agency second mortgage loan securitizations. On January 11, 2013, MBIA filed a lawsuit against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it has paid and will pay under the respective insurance policies, plus interest and costs. In the litigation, MBIA alleged damages to date of $165.0 million and unspecified future damages. In March 2013, the Bank filed a motion to dismiss, and MBIA filed a motion for partial summary judgment on the basis of collateral estoppel. On May 2, 2013, the Bank entered into an agreement with MBIA (the "MBIA Settlement Agreement") to settle the litigation. Pursuant to the terms of the MBIA Settlement Agreement, MBIA dismissed its lawsuit against the Bank and in exchange, among other consideration and transaction provisions, the Bank paid MBIA $110.0 million. Following the MBIA Settlement Agreement, the Flagstar non-agency second mortgage securitization trust (the "FSTAR 2006-1") which was recorded as available-for-sale investment securities, was dissolved and the Company then transferred the loans associated with the securitization to its loans held-for-investment portfolio at fair value, approximately $73.3 million of second mortgage loans, and dissolved the FSTAR 2006-1 mortgage securitization trust. As a result, the Company recognized a $4.9 million loss during the second quarter 2013. In addition, the MBIA Settlement Agreement also noted that MBIA will be required to satisfy all of its obligation under the Flagstar non-agency second mortgage securitization trust (the "FSTAR 2007-1") insurance policy and related FSTAR 2007-1 obligations without further recourse to the Company.

For further information, see Notes 8 and 19.

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

Assets

Trading securities. These securities are comprised of U.S. government sponsored agency securities, U.S. Treasury bonds and non-investment grade residual securities that arose from securitization trusts of the Company. The U.S. government sponsored agency securities and U.S. Treasury bonds trade in an active, open market with readily observable prices and are therefore classified within the Level 1 valuation hierarchy. The non-investment grade residual securities do not trade in an active, open market with readily observable prices and are therefore classified within the Level 3 valuation hierarchy. Under Level 3, the fair value of residual securities is determined by discounting estimated net future cash flows using expected prepayment rates and discount rates that approximate current market rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities collateral, considering such factors as loss experience, delinquencies, loan-to-value ratios, borrower credit scores and property type.

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

•
The Company determined the fair value of the mortgage securitization, FSTAR 2006-1 mortgage securitization trust, using a discounted estimated net future cash flow model and therefore classified it within the Level 3 valuation hierarchy as the model utilizes significant inputs which are unobservable. As of June 30, 2013, following the MBIA Settlement Agreement, the FSTAR 2006-1 mortgage securitization, which was recorded as available-for-sale investment securities, was collapsed and the Company then transferred the loans associated with the securitization to its loan held-for-investment portfolio at fair value and dissolved the FSTAR 2006-1 mortgage securitization trust.

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

Also, included in loans held-for-investment are the second mortgage loans associated with the previous FSTAR 2006-1 mortgage securitization trust. The loans are valued using a discounted estimated net future cash flow model and therefore classified within the Level 3 valuation hierarchy as the model utilizes significant inputs which are unobservable. As of June 30, 2013, following the MBIA Settlement Agreement, the FSTAR 2006-1 mortgage securitization, which was recorded as available-for-sale investment securities, was collapsed and the Company then transferred the second mortgage loans associated with the mortgage securitization to its loans held-for-investment portfolio at fair value and dissolved the FSTAR 2006-1 mortgage securitization trust. The Company records these loans as a recurring Level 3 valuation. See Note 8 - Private-Label Securitization and Variable Interest Entities for additional information.

Repossessed assets. Loans on which the underlying collateral has been repossessed are adjusted upon transfer to repossessed assets to fair value less costs to sell. Subsequently, repossessed assets are carried at the lower of carrying value or fair value, less anticipated marketing and selling costs. Fair value is generally based upon third-party appraisals or internal estimates and considered a Level 3 classification.

MSRs. Although there are MSR sales transacting, the current market for MSRs is not sufficiently liquid to provide participants with quoted market prices for all tranches of MSRs. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. Management obtains third-party valuations of the MSR portfolio on a quarterly basis from independent valuation experts to assess the reasonableness of the fair value calculated by its internal valuation model. In certain circumstances, based on the probability of the completion of a sale of MSRs pursuant to a bona-fide purchase offer, the Company considers the bid price of that offer and identifiable transaction costs in comparison to the calculated fair value and may adjust the estimate of fair value to reflect the terms of the pending transaction. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. See Note 9 - Mortgage Servicing Rights, for the key assumptions used in the residential MSR valuation process.

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

Long-term debt. As of June 30, 2013, following the Assured Settlement Agreement, the Company reconsolidated the debt associated with the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts at fair value. The fair value of the debt is estimated using quantitative models which incorporate observable and, in some instances, unobservable inputs including security prices, interest rate yield curves, option volatility, currency, commodity or equity rates and correlations between these inputs. The Company also considers the impact of its own credit spreads in determining the discount rate used to value these liabilities. The credit spread is determined by reference to observable spreads in the secondary bond markets, which are considered to be Level 3. The Company records this debt as a recurring Level 3 valuation.

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

The Company elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement. As of September 30, 2013, the Bank has accrued $28.5 million, which represents the fair value of the Additional Payments. The signed DOJ Agreement establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability. The Company made the fair value election as of December 31, 2011, the date the Company first recognized the financial instrument in its financial statements.

At September 30, 2013 and December 31, 2012, the cash flows were discounted using a 12.1 percent and 14.9 percent, respectively, discount rate that is inclusive of the risk free rate based on the expected duration of the liability and an adjustment for non-performance risk that represents the Company's credit risk. The model assumes 12 quarters of sustained profitability prior to reversing the valuation allowance associated with the deferred tax asset. The decrease in the discounted cash flow rate is primarily due to the adjustments for non-performance risk that represents the Company's credit risk.

The liability is classified within Level 3 of the valuation hierarchy given the projections of earnings and growth rate assumptions are unobservable inputs. The litigation settlement is included in other liabilities on the Consolidated Financial Statements and changes in the fair value of the litigation settlement will be recorded each quarter in other non-interest expense on the Consolidated Statements of Operations. See Note 19 - Legal Proceedings, Contingencies and Commitments, for further information on the DOJ litigation settlement.

Assets and liabilities measured at fair value on a recurring basis

The following tables present the financial instruments carried at fair value as of September 30, 2013 and December 31, 2012, by caption on the Consolidated Statement of Financial Condition and by level in the valuation hierarchy.

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2013	(Dollars in thousands)
Trading securities
U.S. Treasury bonds	$50,053	$—	$—	$50,053
Investment securities available-for-sale
U.S. government sponsored agencies	474,681	—	—	474,681
Municipal obligations	—	20,742	—	20,742
Loans held-for-sale
Residential first mortgage loans	—	1,826,060	—	1,826,060
Loans held-for-investment
Residential first mortgage loans	—	19,276	—	19,276
Second mortgage loans	—	—	69,259	69,259
HELOC loans	—	—	161,762	161,762
Mortgage servicing rights	—	—	797,029	797,029
Derivative assets
U.S. Treasury futures	929	—	—	929
Forward agency and loan sales	2,495	—	—	2,495
Rate lock commitments	—	—	64,195	64,195
Interest rate swaps	—	1,411	—	1,411
Total derivative assets	3,424	1,411	64,195	69,030
Total assets at fair value	$528,158	$1,867,489	$1,092,245	$3,487,892
Derivative liabilities
Agency forwards	—	(69,807)	—	(69,807)
Interest rate swaps	—	(1,411)	—	(1,411)
Total derivative liabilities	—	(71,218)	—	(71,218)
Warrant liabilities	—	(8,232)	—	(8,232)
Long-term debt	—	—	(112,954)	(112,954)
DOJ litigation	—	—	(28,470)	(28,470)
Total liabilities at fair value	$—	$(79,450)	$(141,424)	$(220,874)

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2012	(Dollars in thousands)
Trading securities
U.S. Treasury bonds	$170,086	$—	$—	$170,086
Investment securities available-for-sale
Mortgage securitization	—	—	91,117	91,117
U.S. government sponsored agencies	79,717	—	—	79,717
Municipal obligations	—	13,611	—	13,611
Loans held-for-sale
Residential first mortgage loans	—	2,865,696	—	2,865,696
Loans held-for-investment
Residential first mortgage loans	—	20,219	—	20,219
Transferors' interest	—	—	7,103	7,103
Mortgage servicing rights	—	—	710,791	710,791
Derivative assets
U.S. Treasury futures	2,203	—	—	2,203
Rate lock commitments	—	—	86,200	86,200
Agency forwards	3,618	—	—	3,618
Interest rate swaps	—	5,813	—	5,813
Total derivative assets	5,821	5,813	86,200	97,834
Total assets at fair value	$255,624	$2,905,339	$895,211	$4,056,174
Derivative liabilities
Forward agency and loan sales	$—	$(14,021)	$—	$(14,021)
Interest rate swaps	—	(5,813)	—	(5,813)
Total derivative liabilities	—	(19,834)	—	(19,834)
Warrant liabilities	—	(11,346)	—	(11,346)
DOJ litigation	—	—	(19,100)	(19,100)
Total liabilities at fair value	$—	$(31,180)	$(19,100)	$(50,280)

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

Non-agency CMOs were transferred from Level 3 to Level 2 during the nine months ended September 30, 2012 due to increased market liquidity and an increase in the number of available pricing models. The non-agency CMOs were valued based on pricing provided by external pricing services and were subsequently sold during the third quarter 2012.

Transferor's interest was transferred into Level 3 during the nine months ended September 30, 2012 due to the assumptions utilized in the valuation of the claims to the note insurer and continuing credit losses on the loans underlying the securitization. Transferor's interest was valued based on pricing of the loans underlying the securitization and were now classified within Level 3 of the valuation hierarchy. As of June 30, 2013, following the Assured Settlement Agreement, the transferor's interest has been reversed and the assets and liabilities of the FSTAR 2005-1 HELOC securitization trust have been recorded on the Consolidated Financial Statements.

The Company had no transfers of assets or liabilities recorded at fair value between the fair value Levels for the three and nine months ended September 30, 2013, respectively.

Fair value measurements using significant unobservable inputs

The tables below include a roll forward of the Consolidated Statement of Financial Condition amounts for the three and nine months ended September 30, 2013 and 2012 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

		Recorded in Earnings		Recorded in OCI
Three Months Ended September 30, 2013	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases	Sales	Settlements	Transfers In (Out)	Balance at End of Period	Unrealized Gains / (Losses) Held at End of Period (4)
Assets	(Dollars in thousands)
Loans held-for-investment
Second mortgage loans	$73,327	$1,548	$265	$—	$—	$—	$(5,881)	$—	$69,259	$14,192
HELOC loans	170,507	526	2,750	—	96	—	(12,118)	—	161,761	16,020
Mortgage servicing rights	729,019	169	—	—	86,109	—	(18,268)	—	797,029	(67)
Derivative financial instruments
Rate lock commitments	$(23,746)	$32,390	—	—	$75,433	$(16,804)	$(3,078)	—	64,195	37,441
Totals	$949,107	$34,633	$3,015	$—	$161,638	$(16,804)	$(39,345)	$—	$1,092,244	$67,586
Liabilities
Long-term debt	$(119,980)	$—	$(5,139)	$—	$—	$—	$12,165	$—	$(112,954)	$—
DOJ litigation	(23,270)	—	(5,200)	—	—	—	—	—	(28,470)	—
Totals	$(143,250)	$—	$(10,339)	$—	$—	$—	$12,165	$—	$(141,424)	$—

Three Months Ended September 30, 2012
Investment securities available-for-sale (1)(2)(3)
Non-agency CMOs	$204,326	$—	$—	$—	$—	$(204,326)	$—	$—	$—	$—
Mortgage securitization	100,306	—	—	400	—	(4,598)	—	—	96,108	—
Loans held-for-investment
Transferors' interest	7,660	75	(118)	—	—	—	—	—	7,617	75
Mortgage servicing rights	638,865	(28,762)	—	—	131,837	(9,589)	(45,552)	—	686,799	44,141
Derivative financial instruments
Rate lock commitments	132,388	255,947	—	—	287,537	(344,909)	(100,913)	—	230,050	85,980
Totals	$1,083,545	$227,260	$(118)	$400	$419,374	$(563,422)	$(146,465)	$—	$1,020,574	$130,196
Liabilities
DOJ litigation	$(19,100)	$—	$—	$—	$—	$—	$—	$—	$(19,100)	$—

		Recorded in Earnings		Recorded in OCI
Nine Months Ended September 30, 2013	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases	Sales	Settlements	Transfers In (Out)	Balance at End of Period	Changes In Unrealized Held at End of Period (4)
Assets	(Dollars in thousands)
Investment securities available-for-sale (1)(2)(3)
Mortgage securitization	$91,117	$—	$(8,789)	$871	$—	$(73,327)	$(9,872)	$—	$—	$—
Loans held-for-investment
Second mortgage loans	—	1,548	(6,951)	—	80,543	—	(5,881)	—	$69,259	14,192
HELOC loans	—	526	2,750	—	170,603	—	(12,118)	—	$161,761	16,020
Transferor's interest	7,103	(174)	45,708	—	—	(52,637)	—	—	—	—
Mortgage servicing rights	710,791	84,161	—	—	323,216	(233,742)	(87,397)	—	797,029	63,507
Derivative financial instruments
Rate lock commitments	86,200	—	(134,162)	—	313,521	(167,292)	(34,072)	—	64,195	(8,686)
Totals	$895,211	$86,061	$(101,444)	$871	$887,883	$(526,998)	$(149,340)	$—	$1,092,244	$85,033
Liabilities
Long-term debt	$—	$—	$(5,139)	$—	$(119,980)	$—	$12,165	$—	$(112,954)	$—
DOJ litigation	(19,100)	—	(9,370)	—	—	—	—	—	(28,470)	—
Totals	$(19,100)	$—	$(14,509)	$—	$(119,980)	$—	$12,165	$—	$(141,424)	$—
Nine Months Ended September 30, 2012
Investment securities available-for-sale (1)(2)(3)
Non-agency CMOs	$254,928	$(2,192)	$330	$17,160	$—	$(249,246)	$(20,980)	$—	$—	$—
Mortgage securitization	110,328	—	—	2,091	—	(16,311)	—	—	96,108	—
Loans held-for-investment
Transferor's interest	9,594	(1,578)	(118)	—	—	—	(281)	—	7,617	(1,578)
Mortgage servicing rights	510,475	(64,348)	—	—	370,012	(27,791)	(101,549)	—	686,799	(33,032)
Derivative financial instruments
Rate lock commitments	70,965	490,712	—	—	673,989	(753,822)	(251,794)	—	230,050	92,462
Totals	$956,290	$422,594	$212	$19,251	$1,044,001	$(1,047,170)	$(374,604)	$—	$1,020,574	$57,852
Liabilities
DOJ litigation	$(18,300)	$—	$(800)	$—	$—	$—	$—	$—	$(19,100)	$—

(1)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in non-interest income.

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

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of September 30, 2013 and December 31, 2012.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2013	(Dollars in thousands)
Assets
FSTAR 2006-1 second mortgage loans	$69,259	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average	7.2% - 10.8% (9.0%) 8.8% - 13.2% (11.0%) 4.3% - 6.4% (5.4%)
FSTAR 2005-1 HELOC loans	$81,325	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	5.6% - 8.4% (7.0%) 9.6% - 14.4% (12.0%) 11.6% - 17.4% (14.5%) 80.0% - 120.0% (100.0%)
FSTAR 2006-2 HELOC loans	$80,437	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	7.2% - 10.8% (9.0%) 15.2% - 22.8% (19.0%) 39.7% - 59.6% (49.7%) 80.0% - 120.0% (100.0%)
Mortgage servicing rights	$797,029	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	5.2% - 7.8% (6.5%) 9.8% - 14.7% (12.3%) 59.9% - 89.9% (74.9%)
Rate lock commitments	$64,195	Mark-to-Market	Origination pull-through rate	64.5% - 96.7% (80.6%)
Liabilities
FSTAR 2005-1 Long-term debt	$(58,609)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	5.6% - 8.4% (7.0%) 9.6% - 14.4% (12.0%) 11.6% - 17.4% (14.5%) 80.0% - 120.0% (100.0%)
FSTAR 2006-2 Long-term debt	$(54,345)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	7.2% - 10.8% (9.0%) 15.2% - 22.8% (19.0%) 39.7% - 59.6% (49.7%) 80.0% - 120.0% (100.0%)
DOJ litigation settlement	$(28,470)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2012	(Dollars in thousands)
Assets
FSTAR 2006-1 mortgage securitization	$91,117	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average Loss severity	7.2% - 10.8% (9.0%) 7.6% - 11.3% (9.4%) 5.3% - 8.0% (6.7%) 80.0% - 120.0% (100.0%)
FSTAR 2005-1 transferors' interest	$7,103	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	4.6% - 6.9% (5.7%) 9.6% - 14.4% (12.0%) 11.4% - 17.2% (14.3%) 80.0% - 120.0% (100.0%)
Mortgage servicing rights	$710,791	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	4.9% - 7.4% (6.1%) 14.0% - 20.3% (17.3%) 58.6% - 87.9% (73.3%)
Rate lock commitments	$86,200	Mark-to-Market	Origination pull-through rate	62.8% - 94.2% (78.5%)
Liabilities
DOJ litigation settlement	$(19,100)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

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

The significant unobservable inputs used in the fair value measurement of the second mortgage loans associated with the FSTAR 2006-1 mortgage securitization trust are discount rates, prepayment rates and default rates. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases in both prepay rates and default rates in isolation result in a higher fair value; however, generally a change in the assumption used for the probability of default is accompanied by a directionally opposite change in the assumption used for prepayment rates, which would offset a portion of the fair value change.

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

Assets Measured at Fair Value on a Non-recurring Basis

Level 3

September 30, 2013
Impaired loans held-for-investment (1)
Residential first mortgage loans	$55,935
Commercial real estate loans	11,005
Repossessed assets (2)	66,530
Totals	$133,470
December 31, 2012
Impaired loans held-for-investment (1)
Residential first mortgage loans	$147,036
Commercial real estate loans	73,810
Repossessed assets (2)	120,732
Totals	$341,578

(1)
The Company recorded $41.4 million and $122.1 million in fair value losses on impaired loans (included in provision for loan losses on the Consolidated Statements of Operations) during the three and nine months ended September 30, 2013, respectively, compared to $26.7 million and $116.6 million in fair value losses on impaired loans during the three and nine months ended September 30, 2012, respectively.

(2)
The Company recorded $3.9 million and $6.3 million in losses related to write-downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net gains of $4.5 million and $15.1 million on sales of repossessed assets (both write-downs and net gains/losses are included in asset resolution expense on the Consolidated Statements of Operations) during the three and nine months ended September 30, 2013, respectively, compared to a gain of $0.9 million and a loss of $8.9 million related to write-downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net gains of $4.2 million and $6.6 million on sales of repossessed assets during the three and nine months ended September 30, 2012, respectively.

The following tables present the quantitative information about non-recurring Level 3 fair value financial instruments and the fair value measurements as of September 30, 2013 and December 31, 2012.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
September 30, 2013	(Dollars in thousands)
Impaired loans held-for-investment
Residential mortgage loans	$55,935	Fair value of collateral	Loss severity discount	0% - 100% (46.4%)
Commercial real estate loans	$11,005	Fair value of collateral	Loss severity discount	0% - 100% (38.2%)
Repossessed assets	$66,530	Fair value of collateral	Loss severity discount	0% - 100% (47.1%)

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
December 31, 2012	(Dollars in thousands)
Impaired loans held-for-investment
Residential mortgage loans	$147,036	Fair value of collateral	Loss severity discount	0% - 100% (46.6%)
Commercial real estate loans	$73,810	Fair value of collateral	Loss severity discount	0% - 100% (41.6%)
Repossessed assets	$120,732	Fair value of collateral	Loss severity discount	0% - 100% (44.0%)

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

The following table presents the carrying amount and estimated fair value of certain financial instruments.

	September 30, 2013
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$2,551,110	$2,551,110	$2,551,110	$—	$—
Trading securities	50,053	50,053	50,053	—	—
Investment securities available-for-sale	495,423	495,423	474,681	20,742	—
Loans held-for-sale	1,879,290	1,879,595	—	1,879,595	—
Loans repurchased with government guarantees	1,231,765	1,165,620	—	1,165,620	—
Loans held-for-investment, net	3,806,507	3,632,209	—	19,276	3,612,933
Accrued interest receivable	49,312	49,312	—	49,312	—
Repossessed assets	66,530	66,530	—	—	66,530
Federal Home Loan Bank stock	301,737	301,737	301,737	—	—
Mortgage servicing rights	797,029	797,029	—	—	797,029
Customer initiated derivative interest rate swaps	1,411	1,411	—	1,411	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(3,931,479)	(3,814,340)	—	(3,814,340)	—
Certificates of deposit	(1,436,279)	(1,446,906)	—	(1,446,906)	—
Government deposits	(555,954)	(550,815)	—	(550,815)	—
Wholesale deposits	(55,881)	(56,117)	—	(56,117)	—
Company controlled deposits	(669,692)	(660,032)	—	(660,032)	—
Federal Home Loan Bank advances	(2,907,598)	(3,091,378)	(3,091,378)	—	—
Long-term debt	(360,389)	(205,031)	—	(92,077)	(112,954)
Accrued interest payable	(17,483)	(17,483)	—	(17,483)	—
Warrant liabilities	(8,232)	(8,232)	—	(8,232)	—
DOJ litigation settlement	(28,470)	(28,470)	—	—	(28,470)
Customer initiated derivative interest rate swaps	(1,411)	(1,411)	—	(1,411)	—
Derivative Financial Instruments
Forward agency and loan sales	(69,807)	(69,807)	—	(69,807)	—
Rate lock commitments	64,195	64,195	—	—	64,195
U.S. Treasury and agency futures/forwards	3,424	3,424	3,424	—	—

	December 31, 2012
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$952,793	$952,793	$952,793	$—	$—
Trading securities	170,086	170,086	170,086	—	—
Investment securities available-for-sale	184,445	184,445	79,717	13,611	91,117
Loans held-for-sale	3,939,720	3,945,133	—	3,945,133	—
Loans repurchased with government guarantees	1,841,342	1,704,317	—	1,704,317	—
Loans held-for-investment, net	5,133,101	5,119,704	—	20,219	5,099,485
Accrued interest receivable	91,992	91,992	—	91,992	—
Repossessed assets	120,732	120,732	—	—	120,732
Federal Home Loan Bank stock	301,737	301,737	301,737	—	—
Mortgage servicing rights	710,791	710,791	—	—	710,791
Customer initiated derivative interest rate swaps	5,813	5,813	—	5,813	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(3,192,006)	(3,121,643)	—	(3,121,643)	—
Certificates of deposit	(3,175,481)	(3,199,242)	—	(3,199,242)	—
Government accounts	(819,078)	(816,258)	—	(816,258)	—
Wholesale deposits	(99,338)	(101,729)	—	(101,729)	—
Company controlled deposits	(1,008,392)	(1,005,780)	—	(1,005,780)	—
Federal Home Loan Bank advances	(3,180,000)	(3,422,567)	(3,422,567)	—	—
Long-term debt	(247,435)	(78,220)	—	(78,220)	—
Accrued interest payable	(13,420)	(13,420)	—	(13,420)	—
Warrant liabilities	(11,346)	(11,346)	—	(11,346)	—
DOJ litigation settlement	(19,100)	(19,100)	—	—	(19,100)
Customer initiated derivative interest rate swaps	(5,813)	(5,813)	—	(5,813)	—
Derivative Financial Instruments
Forward agency and loan sales	(14,021)	(14,021)	—	(14,021)	—
Rate lock commitments	86,200	86,200	—	—	86,200
U.S. Treasury and agency futures/forwards	5,821	5,821	5,821	—	—

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

As of June 30, 2013, following the MBIA Settlement Agreement, the Company dissolved the FSTAR 2006-1 mortgage securitization trust and transferred the second mortgage loans, underlying the collapsed FSTAR 2006-1 mortgage securitization which were carried at fair value in available-for-sale investment securities. The change in fair value relating to the loans is recorded in other non-interest income.

As of June 30, 2013, following the Assured Settlement Agreement, the Company elected the fair value option for the assets and liabilities of reconsolidated VIEs related to the HELOC securitization trusts. This option is generally elected for newly consolidated VIEs for which predominantly all of the Company's interests, prior to consolidation, are carried at fair value with changes in fair value recorded to earnings. The change in fair value relating to the assets and liabilities of these transactions is recorded in other non-interest income. Accordingly, such an election allows the Company to continue fair value accounting through earnings for those interests and eliminate income statement mismatch otherwise caused by differences in the measurement basis of the consolidated VIEs assets and liabilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Assets	(Dollars in thousands)
Loans held-for-sale
Net gain on loan sales	$63,394	$273,270	$131,701	$571,248
Loans held-for-investment
Interest income on loans	$—	$(324)	$(779)	$(705)
Other non-interest income	1,811	—	38,638	—
Liabilities
Long-term debt
Other non-interest income	$(1,884)	$—	$(1,884)	$—
DOJ Agreement liability
Legal and professional expense	$5,200	$—	$9,370	$800

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of September 30, 2013 and December 31, 2012 for assets and liabilities for which the fair value option has been elected.

	September 30, 2013			December 31, 2012
	(Dollars in thousands)
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
Assets
Nonaccrual loans
Loans held-for-sale	$—	$—	$—	$222	$240	$18
Loans held-for-investment	2,983	3,192	209	2,021	2,064	43
Total non-accrual loans	$2,983	$3,192	209	$2,243	$2,304	$61
Other performing loans
Loans held-for-sale	$1,737,030	$1,826,060	$89,030	$2,734,756	$2,865,456	$130,700
Loans held-for-investment	278,035	247,105	(30,930)	17,589	18,155	566
Total other performing loans	$2,015,065	$2,073,165	$58,100	$2,752,345	$2,883,611	$131,266
Total loans
Loans held-for-sale	$1,737,030	$1,826,060	$89,030	$2,734,978	$2,865,696	$130,718
Loans held-for-investment	281,018	250,297	(30,721)	19,610	20,219	609
Total loans	$2,018,048	$2,076,357	$58,309	$2,754,588	$2,885,915	$131,327
Liabilities
Long-term debt	$(124,674)	$(112,954)	$(11,720)	$—	$—	$—
DOJ litigation settlement	N/A (1)	(28,470)	N/A (1)	N/A (1)	(19,100)	N/A (1)

(1)
Remaining principal outstanding is not applicable to the litigation settlement because it does not obligate the Company to return a stated amount of principal at maturity, but instead return an amount based upon performance on the underlying terms in the DOJ Agreement.

Note 4 – Investment Securities

As of September 30, 2013 and December 31, 2012, investment securities were comprised of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2013
Trading securities
U.S. Treasury bonds	$49,999	$54	$—	$50,053
Available-for-sale securities
U.S. government sponsored agencies	$470,252	$4,944	$(515)	$474,681
Municipal obligations	20,742	—	—	20,742
Total available-for-sale securities	$490,994	$4,944	$(515)	$495,423
December 31, 2012
Trading securities
U.S. Treasury bonds	$169,991	$95	$—	$170,086
Available-for-sale securities
Mortgage securitization	$101,272	$—	$(10,155)	$91,117
U.S. government sponsored agencies	77,328	2,389	—	79,717
Municipal obligations	13,611	—	—	13,611
Total available-for-sale securities	$192,211	$2,389	$(10,155)	$184,445

Trading securities

Trading securities are comprised of AAA-rated U.S. Treasury bonds. U.S. Treasury bonds held in trading are distinguished from available-for-sale based upon the intent of the Company to use them as an economic offset against changes in the valuation of the MSR portfolio; however, these securities do not qualify as an accounting hedge.

For U.S. Treasury bonds held, the Company had an unrealized gain of $0.1 million and an unrealized loss of $0.1 million during the three and nine months ended September 30, 2013, respectively, compared to an unrealized gain of $0.2 million and an unrealized loss of $21.5 million during the three and nine months ended September 30, 2012, respectively.

The Company had no sales during the three months ended September 30, 2013 and sold $120.0 million of U.S. Treasury bonds, which resulted in a realized gain of $0.1 million for the nine months ended September 30, 2013, compared to no sales during the three months ended September 30, 2012 and $290.0 million in sales of U.S. Treasury bonds, which resulted in a realized gain of $19.5 million during the nine months ended September 30, 2012.

The Company purchased no trading securities during the three and nine months ended September 30, 2013, compared to no purchases during the three months ended September 30, 2012 and $170.0 million during nine months ended September 30, 2012.

The Company has pledged certain trading securities, primarily U.S. Treasury bonds, to collateralize servicing related exposures with Fannie Mae. At September 30, 2013 and December 31, 2012, the Company pledged $43.6 million and $55.9 million, respectively, of trading securities.

Available-for-sale securities

At September 30, 2013 and December 31, 2012, the Company had $495.4 million and $184.4 million, respectively, in investment securities available-for-sale which were comprised of U.S. government sponsored agencies, mortgage securitization and municipal obligations. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature or "other-than-temporary impairments" ("OTTI"). As of June 30, 2013, the FSTAR 2006-1 mortgage securitization trust was dissolved and the Company transferred the second mortgage loans associated with the FSTAR 2006-1 mortgage securitization into its loans held-for-investment portfolio.

The Company purchased $416.6 million and $436.6 million of U.S. government sponsored agencies and municipal obligations during the three and nine months ended September 30, 2013, compared to no purchases during the three and nine months ended September 30, 2012.

The Company has pledged available-for-sale securities, primarily U.S. government sponsored agencies, to collateralize lines of credit and/or borrowings with the Federal Home Loan Bank of Indianapolis. At September 30, 2013, the Company pledged $426.1 million of available-for-sale securities, compared to none at December 31, 2012.

The following table summarizes by duration the unrealized loss positions on investment securities available-for-sale.

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

At September 30, 2013, the Company had no OTTI. During the nine months ended September 30, 2013, the Company recognized a loss of $8.8 million of additional OTTI on the FSTAR 2006-1 mortgage securitization, which was dissolved at June 30, 2013 as a result of the MBIA Settlement Agreement. The second mortgage loans associated with the FSTAR 2006-1 mortgage securitization were transferred into loans held-for-investment portfolio at June 30, 2013 also a result of the MBIA Settlement Agreement and the Company recognized a tax benefit of $6.1 million during the second quarter 2013 representing the recognition of the residual tax effect associated with the previously unrealized losses on the mortgage securitization recorded in other comprehensive income (loss). During the three and nine months ended September 30, 2012, the Company recognized zero and $2.2 million, respectively, of OTTI on CMOs, representing seven securities that had losses prior to September 30, 2012. All OTTI due to credit losses has been recognized in current operations. At December 31, 2012, the cumulative amount of OTTI due to credit losses totaled $2.8 million on one mortgage securitization in the available-for-sale portfolio, of which a $5.0 million net loss was recognized in other comprehensive income. The following table shows the activity for OTTI credit loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Beginning balance of amount related to credit losses on non-agency CMOs and mortgage securitization	$—	$(50,821)	$(2,793)	$(59,376)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the non-agency CMOs and mortgage securitization	—	1,080	389	6,680
Reductions for non-agency CMOs sold during the period (realized)	—	46,948	11,193	52,095
Additions for the amount related to the credit loss for which an OTTI impairment was not previously recognized	—	—	(8,789)	(2,192)
Ending balance of amount related to credit losses on non-agency CMOs and mortgage securitization	$—	$(2,793)	$—	$(2,793)

Gains (losses) on sales for available-for-sale securities are reported in "net gain on securities available-for-sale" in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2013, there were no sales of U.S. government sponsored agencies, compared to $215.5 million and $253.7 million, respectively, of sales of non-agency CMOs and U.S. government sponsored agencies resulting in a gain of $2.6 million and $2.9 million, respectively, for the three and nine months ended September 30, 2012. The gain on the sale of non-agency CMOs and seasoned agency securities completed during three months ended September 30, 2012 resulted in the Company also recognizing $19.9 million of tax benefits representing the recognition of the residual tax effect associated with unrealized losses on this portfolio previously recorded in other comprehensive income.

Note 5 – Loans Held-for-Sale

The loans held-for-sale are summarized as follows.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$1,879,290	$3,012,039
Commercial loans
Commercial real estate	—	280,399
Commercial and industrial	—	488,361
Commercial lease financing	—	158,921
Total commercial loans	—	927,681
Total loans held-for-sale	$1,879,290	$3,939,720

The decrease in the loans held-for-sale was primarily due to the agreements to sell the Northeast-based commercial loan portfolio, through which the Company sold $909.3 million of commercial loans and a decline in mortgage loan originations during the nine months ended September 30, 2013.

At September 30, 2013 and December 31, 2012, $1.8 billion and $2.9 billion of loans held-for-sale were recorded at fair value, respectively, under the fair value option. Such loans will be reported at fair value with any adjustments in fair value recorded through the income statement. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans for which quoted market prices were available. The fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.

At September 30, 2013 and December 31, 2012, $0.1 billion and $1.1 billion of loans held-for-sale were recorded at lower of cost or market ("LOCOM") based on a decision to sell the loans. The LOCOM loans were transferred into the held-for-sale portfolio from the held-for-investment portfolio. At the time of the transfer, any amount by which cost exceeded fair value was recorded as a valuation allowance.

The following table sets forth the activity related to residential first mortgage loans held-for-sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$2,331,458	$2,459,482	$3,939,720	$1,800,885
Net loan originations	7,804,233	15,214,247	31,591,435	40,075,076
Net loans sold, servicing retained	(8,420,997)	(14,345,659)	(32,932,561)	(38,423,599)
Net loans sold, servicing released	(40,430)	(82,771)	(228,683)	(435,124)
Other loan sales	(109,549)	—	(1,258,400)	—
Loan amortization and prepayments	139,530	26,916	296,530	(13,942)
Loans transferred from (to) other loan portfolios	175,045	(20,279)	471,249	248,640
Balance at end of period	$1,879,290	$3,251,936	$1,879,290	$3,251,936

The Company has pledged certain loans held-for-sale to collateralize lines of credit and/or borrowings with the Federal Home Loan Bank of Indianapolis. At September 30, 2013 and December 31, 2012, the Company pledged $1.5 billion and $2.4 billion, respectively, of loans held-for-sale.

Note 6 – Loans Repurchased with Government Guarantees

Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral option to repurchase certain delinquent loans (loans past due 90 days or more) securitized in Ginnie Mae pools, if the loans meet defined delinquent loan criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company must treat the loans as having been repurchased and recognize the loans as loans held-for-sale on the Consolidated Statement of Financial Condition and also recognize a corresponding liability for a similar amount recorded in other liabilities on the Consolidated Statement of Financial Condition. If the loans are actually repurchased, the Company transfers the loans to loans repurchased with government guarantees and eliminates the corresponding liability. At September 30, 2013, the amount of such loans actually repurchased totaled $1.2 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $15.4 million and were classified as loans held-for-sale. At December 31, 2012, the amount of such loans actually repurchased totaled $1.8 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $72.4 million and were classified as loans held-for-sale.

Substantially all of these loans continue to be insured or guaranteed by the FHA, and the Company's management believes that the reimbursement process is proceeding appropriately. These repurchased loans earn interest at a statutory rate, which varies and is based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent.

The Company has pledged certain loans repurchased with government guarantees to collateralize lines of credit and/or borrowings with the Federal Home Loan Bank of Indianapolis. At September 30, 2013 and December 31, 2012, the Company pledged $0.7 billion and $1.5 billion, respectively, of loans repurchased with government guarantees.

During the three and nine months ended September 30, 2013, the Company participated in a HUD-coordinated market auction of loans repurchased with government guarantees, which resulted in the conveyance in an accelerated fashion of $121.7 million and $263.4 million of unpaid principal balance, respectively, of loans to HUD. During the three months ended September 30, 2012, the Company participated in a HUD-coordinated market auction, which resulted in the conveyance in an accelerated fashion of $302.4 million unpaid principal balance of loans to HUD within prescribed time frames. As a result, the Company recognized a reduction in otherwise expected curtailments of debenture interest income previously provided for, resulting in a benefit of $7.8 million that was applied against asset resolution expense during the three months ended September 30, 2012.

Note 7 – Loans Held-for-Investment

Loans held-for-investment are summarized as follows.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,478,599	$3,009,251
Second mortgage	174,383	114,885
Warehouse lending	390,348	1,347,727
HELOC	307,552	179,447
Other	39,043	49,611
Total consumer loans	3,389,925	4,700,921
Commercial loans
Commercial real estate	420,879	640,315
Commercial and industrial	187,639	90,565
Commercial lease financing	15,064	6,300
Total commercial loans	623,582	737,180
Total loans held-for-investment	4,013,507	5,438,101
Less allowance for loan losses	(207,000)	(305,000)
Loans held-for-investment, net	$3,806,507	$5,133,101

At September 30, 2013 and December 31, 2012, the loans held-for-investment include $250.3 million and $20.2 million of loans accounted for under the fair value option. During the second quarter 2013, the Company settled a separate litigation with each MBIA and Assured, which resulted in the Company reconsolidating $170.5 million of loans associated with the HELOC securitization trusts and transferring $73.3 million of second mortgage loans associated with the collapse of the FSTAR 2006-1 mortgage securitization at June 30, 2013.

During the three and nine months ended September 30, 2013, the Company transferred $7.2 million and $53.2 million in loans held-for-sale to loans held-for-investment. During the three and nine months ended September 30, 2012, the Company transferred $21.3 million and $39.8 million, respectively, in loans held-for-sale to loans held-for-investment. The loans transferred were carried at fair value, and will continue to be reported at fair value while classified as held-for-investment.

The Company has pledged certain loans held-for-investment to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis. At September 30, 2013 and December 31, 2012, the Company pledged $2.5 billion and $3.3 billion, respectively, of loans held-for-investment.

The Company’s commercial leasing activities consist primarily of equipment leases. Generally, lessees are responsible for all maintenance, taxes, and insurance on leased properties. The following table lists the components of the net investment in financing leases.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Total minimum lease payment to be received	$14,941	$5,634
Estimated residual values of lease properties	1,319	913
Unearned income	(1,300)	(346)
Net deferred fees and other	104	99
Net investment in commercial financing leases	$15,064	$6,300

The allowance for loan losses by class of loan is summarized in the following tables.

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
Three Months Ended September 30, 2013
Beginning balance allowance for loan losses	$177,334	$18,839	$721	$14,868	$1,780	$27,322	$2,136	$—	$243,000
Charge-offs	(34,666)	(1,534)	(45)	(872)	(1,341)	(8,419)	(302)	—	(47,179)
Recoveries	2,256	348	—	143	470	3,860	49	—	7,126
Provision	1,653	1,042	(268)	(5,032)	1,221	3,729	1,612	96	4,053
Ending balance allowance for loan losses	$146,577	$18,695	$408	$9,107	$2,130	$26,492	$3,495	$96	$207,000
Three Months Ended September 30, 2012
Beginning balance allowance for loan losses	$175,716	$20,083	$1,556	$17,853	$2,585	$58,407	$8,508	$2,292	$287,000
Charge-offs	(23,999)	(3,990)	—	(1,483)	(892)	(15,532)	(12)	—	(45,908)
Recoveries	5,899	428	—	44	448	4,461	33	—	11,313
Provision	47,236	2,367	(518)	1,142	88	1,499	348	433	52,595
Ending balance allowance for loan losses	$204,852	$18,888	$1,038	$17,556	$2,229	$48,835	$8,877	$2,725	$305,000
Nine Months Ended September 30, 2013
Beginning balance allowance for loan losses	$219,230	$20,201	$899	$18,348	$2,040	$41,310	$2,878	$94	$305,000
Charge-offs (1)	(123,456)	(5,522)	(45)	(3,745)	(2,627)	(42,931)	(302)	—	(178,628)
Recoveries	14,296	825	—	705	844	7,862	66	—	24,598
Provision	36,507	3,191	(446)	(6,201)	1,873	20,251	853	2	56,030
Ending balance allowance for loan losses	$146,577	$18,695	$408	$9,107	$2,130	$26,492	$3,495	$96	$207,000
Nine Months Ended September 30, 2012
Beginning balance allowance for loan losses	$179,218	$16,666	$1,250	$14,845	$2,434	$96,984	$5,425	$1,178	$318,000
Charge-offs	(142,001)	(13,330)	—	(12,159)	(2,810)	(91,842)	(1,616)	—	(263,758)
Recoveries	13,031	1,716	—	394	1,055	8,797	69	—	25,062
Provision	154,604	13,836	(212)	14,476	1,550	34,896	4,999	1,547	225,696
Ending balance allowance for loan losses	$204,852	$18,888	$1,038	$17,556	$2,229	$48,835	$8,877	$2,725	$305,000

(1)
Includes charge-offs of $26.8 million and $65.1 million related to the sale of residential first mortgage non-performing and TDR loans, during the three and nine months ended September 30, 2013, respectively.

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
September 30, 2013
Loans held-for-investment
Individually evaluated	$413,370	$22,423	$—	$541	$—	$15,989	$4,439	$—	$456,762
Collectively evaluated (1)	2,045,953	82,701	390,348	145,249	39,043	404,890	183,200	15,064	3,306,448
Total loans	$2,459,323	$105,124	$390,348	$145,790	$39,043	$420,879	$187,639	$15,064	$3,763,210
Allowance for loan losses
Individually evaluated	$81,087	$8,571	$—	$540	$—	$1,161	$88	$—	$91,447
Collectively evaluated	65,490	10,124	408	8,567	2,130	25,331	3,407	96	115,553
Total allowance for loan losses	$146,577	$18,695	$408	$9,107	$2,130	$26,492	$3,495	$96	$207,000
December 31, 2012
Loans held-for-investment
Individually evaluated	$805,787	$16,949	$—	$734	$—	$95,322	$41	$—	$918,833
Collectively evaluated (1)	2,203,464	97,936	1,347,727	178,713	49,611	544,993	90,524	6,300	4,519,268
Total loans	$3,009,251	$114,885	$1,347,727	$179,447	$49,611	$640,315	$90,565	$6,300	$5,438,101
Allowance for loan losses
Individually evaluated	$150,545	$7,028	$—	$3,074	$—	$2,538	$10	$—	$163,195
Collectively evaluated	68,685	13,173	899	15,274	2,040	38,772	2,868	94	141,805
Total allowance for loan losses	$219,230	$20,201	$899	$18,348	$2,040	$41,310	$2,878	$94	$305,000

(1)	Excludes loans carried under the fair value option.

A specific reserve is established on a loan when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs.

A general reserve for losses inherent on non-impaired loans is calculated using the Company's loss history by specific product, or if the product is not sufficiently seasoned, peer loss data. The loss history is normally a one to two year rolling average updated periodically as new data becomes available. In addition to the loss history, the Company will also include a qualitative adjustment that considers economic risks, industry and geographic concentrations and other factors not adequately captured in the Company's loss methodology.

The Company's procedure is to recognize losses through charge-offs when there is a high likelihood of loss after considering the borrower's financial condition, underlying collateral and guarantees, and the finalization of collection activities. Upon recognition of the loss the corresponding reserve will be released and the loan re-evaluated for any additional reserves.

Non-performing commercial and commercial real estate loans are considered to be impaired and typically have an reserve allocated based on the underlying collateral's appraised value, less management's estimates of costs to sell. In estimating the fair value of collateral, the Company utilizes outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in its real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans. Appraisals are updated at least annually but may be obtained more frequently if changes to the property or market conditions warrant.

Impaired residential loans include loan modifications considered to be troubled debt restructurings ("TDRs") and certain non-performing loans that have been charged down to collateral value. Fair value of non-performing residential mortgage loans, including re-defaulted TDRs and certain other severely past due loans, is based on the underlying collateral's value obtained through appraisals or broker's price opinions, updated at least semi-annually, less management's estimates of cost to sell. The allowance allocated to TDRs performing under the terms of their modification is typically based on the present value of the expected future cash flows discounted at the loan's effective interest rate as these loans are not considered to be collateral dependent.

For those loans not individually evaluated for impairment, management has sub-divided the commercial and consumer loans into homogeneous portfolios.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Investment Loans
	(Dollars in thousands)
September 30, 2013
Consumer loans
Residential first mortgage	$46,862	$14,201	$115,832	$176,895	$2,301,704	$2,478,599
Second mortgage	1,010	646	1,906	3,562	170,821	174,383
Warehouse lending	—	—	—	—	390,348	390,348
HELOC	2,804	3,353	5,387	11,544	296,008	307,552
Other	500	44	164	708	38,335	39,043
Total consumer loans	51,176	18,244	123,289	192,709	3,197,216	3,389,925
Commercial loans
Commercial real estate	—	208	11,076	11,284	409,595	420,879
Commercial and industrial	—	—	—	—	187,639	187,639
Commercial lease financing	—	—	4,439	4,439	10,625	15,064
Total commercial loans	—	208	15,515	15,723	607,859	623,582
Total loans (1)	$51,176	$18,452	$138,804	$208,432	$3,805,075	$4,013,507
December 31, 2012
Consumer loans
Residential first mortgage	$62,445	$16,693	$306,486	$385,624	$2,623,627	$3,009,251
Second mortgage	1,171	727	3,724	5,622	109,263	114,885
Warehouse lending	—	—	—	—	1,347,727	1,347,727
HELOC	2,484	910	3,025	6,419	173,028	179,447
Other	587	248	183	1,018	48,593	49,611
Total consumer loans	66,687	18,578	313,418	398,683	4,302,238	4,700,921
Commercial loans
Commercial real estate	6,979	6,990	86,367	100,336	539,979	640,315
Commercial and industrial	—	—	41	41	90,524	90,565
Commercial lease financing	—	—	—	—	6,300	6,300
Total commercial loans	6,979	6,990	86,408	100,377	636,803	737,180
Total loans	$73,666	$25,568	$399,826	$499,060	$4,939,041	$5,438,101

(1)	Includes $3.5 million and $1.1 million of loans 90 days or greater past due accounted for under the fair value option at September 30, 2013 and December 31, 2012, respectively.

Loans on which interest accruals have been discontinued totaled approximately $141.9 million and $401.7 million at September 30, 2013 and December 31, 2012, respectively, and $398.9 million at September 30, 2012. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $2.3 million and $6.2 million during the three and nine months ended September 30, 2013, respectively, compared to $5.5 million and $14.5 million during the three and nine months ended September 30, 2012. At September 30, 2013 and December 31, 2012, the Company had no loans 90 days past due and still accruing.

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

The following table provides a summary of TDRs outstanding by type and performing status.

	TDRs
	Performing	Non-performing	Total
September 30, 2013	(Dollars in thousands)
Consumer loans (1)
Residential first mortgage	$338,247	$38,811	$377,058
Second mortgage	29,155	1,185	30,340
HELOC	20,269	2,461	22,730
Other consumer	—	—	—
Total consumer loans	387,671	42,457	430,128
Commercial loans (2)
Commercial real estate	268	2,284	2,552
Total TDRs	$387,939	$44,741	$432,680

December 31, 2012
Consumer loans (1)
Residential first mortgage	$573,941	$140,773	$714,714
Second mortgage	14,534	2,415	16,949
Total consumer loans	588,475	143,188	731,663
Commercial loans (2)
Commercial real estate	1,287	2,056	3,343
Total TDRs	$589,762	$145,244	$735,006

(1)	The allowance for loan losses on consumer TDR loans totaled $85.5 million and $159.0 million at September 30, 2013 and December 31, 2012, respectively.

(2)	The allowance for loan losses on commercial TDR loans totaled $0.1 million and $0.3 million at September 30, 2013 and December 31, 2012, respectively.

TDRs returned to performing, or accrual, status totaled $5.1 million and $39.0 million during the three and nine months ended September 30, 2013, respectively, and are excluded from non-performing loans, compared to $34.3 million and $95.4 million during the three and nine months ended September 30, 2012. TDRs that have demonstrated a period of at least six months of consecutive performance under the modified terms, are returned to performing or accrual status and are excluded from non-performing loans. Although these TDRs have returned to performing status, they will still continue to be classified as impaired until repaid in full, or foreclosed and sold, and included as such in the tables within "repossessed assets." At September 30, 2013 and December 31, 2012, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.
Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, but may give rise to potential incremental losses. Such losses are factored into the Company's allowance for loan losses estimate. Management evaluates loans for impairment both collectively and individually depending on the risk characteristics underlying the loan and the availability of data. Management continues to review this process for operational efficiency purposes which will allow for periodic review and updates of impairment data of TDRs grouped by similar risk characteristics. The Company measures impairment using the discounted cash flow method for performing TDRs and measures impairment based on collateral values for re-defaulted TDRs.

The following table presents the number of accounts, pre-modification unpaid principal balance, and post-modification unpaid principal balance that were new TDRs during the three and nine months ended September 30, 2013 and 2012. In addition, the table presents the number of accounts and unpaid principal balance of loans that have subsequently defaulted during the three and nine months ended September 30, 2013 and 2012 that had been modified in a TDR, during the 12 months preceding each quarterly period. TDRs are considered subsequently defaulted when greater than 90 days past due for both consumer and commercial loan portfolios.

	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
Three Months Ended September 30, 2013	(Dollars in thousands)
Residential first mortgages	36	$8,426	$8,536	$548
Second mortgages	122	3,240	3,218	169
HELOC (2)	11	127	127	(5)
Commercial real estate	4	2,482	2,482	—
Total TDR loans	173	$14,275	$14,363	$712

TDRs that subsequently defaulted in previous 12 months (4)	Number of Accounts		Unpaid Principal Balance	Increase in Allowance at Subsequent Default
	(Dollars in thousands)
Residential first mortgages	4		$1,077	$—
Second mortgages	15		274	134
Commercial real estate	12		34	—
Total TDR loans	31		$1,385	$134

	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
Three Months Ended September 30, 2012	(Dollars in thousands)
Residential first mortgages	156	$47,297	$52,865	$5,236
Second mortgages	46	2,802	1,929	(25)
Total TDR loans	202	$50,099	$54,794	$5,211

TDRs that subsequently defaulted in previous 12 months (4)	Number of Accounts		Unpaid Principal Balance	Increase in Allowance at Subsequent Default
	(Dollars in thousands)
Residential first mortgages	23		$7,973	$2,652
Second mortgages	9		562	119
Total TDR loans	32		$8,535	$2,771

Nine Months Ended September 30, 2013	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
New TDRs	(Dollars in thousands)
Residential first mortgages	300	$81,154	$71,327	$2,372
Second mortgages (3)	466	18,549	16,285	510
HELOC (2) (3)	301	27,223	22,865	(6)
Commercial real estate	4	2,482	2,482	—
Total TDR loans	1,071	$129,408	$112,959	$2,876

TDRs that subsequently defaulted in previous 12 months (4)	Number of Accounts		Unpaid Principal Balance	Increase in Allowance at Subsequent Default
	(Dollars in thousands)
Residential first mortgages	24		$5,970	$1,083
Second mortgages	29		896	502
Commercial real estate	19		165	—
Total TDR loans	72		$7,031	$1,585

Nine Months Ended September 30, 2012	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
New TDRs	(Dollars in thousands)
Residential first mortgages	692	$228,213	$237,064	$28,559
Second mortgages	194	12,010	8,336	(181)
Other consumer	19	779	637	9
Total TDR loans	905	$241,002	$246,037	$28,387

TDRs that subsequently defaulted in previous 12 months (4)	Number of Accounts		Unpaid Principal Balance	Increase in Allowance at Subsequent Default
	(Dollars in thousands)
Residential first mortgages	48		$14,434	$4,055
Second mortgages	14		855	375
Total TDR loans	62		$15,289	$4,430

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	HELOC post-modification unpaid principal balance reflects write downs.

(3)
New TDRs during the nine months ended September 30, 2013, include 463 loans for a total of $30.8 million of post modification unpaid principal balance second mortgage and HELOC loans that were reconsolidated as a result of the litigation settlements with MBIA and Assured.

(4)	Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date.

The following table presents impaired loans with no related allowance and with an allowance recorded.

	September 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Consumer loans
Residential first mortgage loans	$84,182	$139,499	$—	$231,750	$360,575	$—
Second mortgage	1	3,473	—	1,170	4,545	—
HELOC	1	1,690	—	—	2,506	—
Commercial loans
Commercial real estate	7,582	12,572	—	79,782	109,483	—
	$91,766	$157,234	$—	$312,702	$477,109	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$329,188	$329,076	$81,086	$574,037	$573,610	$150,545
Second mortgage	22,423	22,423	8,571	15,779	15,779	7,028
HELOC	540	540	540	734	734	3,074
Commercial loans
Commercial real estate	3,968	6,633	1,161	15,540	22,917	2,538
Commercial and industrial	—	—	—	41	97	10
Commercial lease financing	4,439	4,439	88	—	—	—
	$360,558	$363,111	$91,446	$606,131	$613,137	$163,195
Total
Consumer loans
Residential first mortgage	$413,370	$468,575	$81,086	$805,787	$934,185	$150,545
Second mortgage	22,424	25,896	8,571	16,949	20,324	7,028
HELOC	541	2,230	540	734	3,240	3,074
Commercial loans
Commercial real estate	11,550	19,205	1,161	95,322	132,400	2,538
Commercial and industrial	—	—	—	41	97	10
Commercial lease financing	4,439	4,439	88	—	—	—
Total impaired loans	$452,324	$520,345	$91,446	$918,833	$1,090,246	$163,195

	Three Months Ended September 30,				Nine Months Ended September 30, 2013
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$500,264	$3,858	$773,690	$26,754	$664,074	$4,554	$750,966	$28,468
Second mortgage	21,856	302	16,916	331	20,357	195	15,745	303
Warehouse lending	27	—	224	—	13	—	265	—
HELOC	607	1	219	—	778	110	571	—
Other consumer	—	—	42	—	—	—	22	—
Commercial loans
Commercial real estate	34,897	9	150,125	337	36,860	647	170,410	590
Commercial and industrial	168	—	84	1	94	—	689	1
Commercial lease financing	4,822	—	—	—	3,521	—	—	—
Total impaired loans	$562,641	$4,170	$941,300	$27,423	$725,697	$5,506	$938,668	$29,362

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

Commercial Credit Exposure	September 30, 2013
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade
Pass	$279,492	$171,432	$10,625	$461,549
Watch	34,938	6,109	—	41,047
Special mention	8,707	9,601	—	18,308
Substandard	97,742	497	4,439	102,678
Total loans	$420,879	$187,639	$15,064	$623,582

Consumer Credit Exposure	September 30, 2013
	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total Consumer
	(Dollars in thousands)
Grade
Pass	$2,012,524	$142,927	$250,598	$278,596	$38,835	$2,723,480
Watch	350,244	29,550	118,750	23,570	44	522,158
Special Mention	—	—	21,000	—	—	21,000
Substandard	115,831	1,906	—	5,386	164	123,287
Total loans	$2,478,599	$174,383	$390,348	$307,552	$39,043	$3,389,925

Commercial Credit Exposure	December 31, 2012
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade
Pass	$277,037	$82,184	$6,300	365,521
Watch	181,722	695	—	182,417
Special mention	49,215	947	—	50,162
Substandard	132,341	6,739	—	139,080
Total loans	$640,315	$90,565	$6,300	$737,180

Consumer Credit Exposure	December 31, 2012
	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total Consumer
	(Dollars in thousands)
Grade
Pass	$2,118,961	$95,969	$1,081,579	$175,512	$49,180	$3,521,201
Watch	583,804	15,192	266,148	910	248	866,302
Substandard	306,486	3,724	—	3,025	183	313,418
Total loans	$3,009,251	$114,885	$1,347,727	$179,447	$49,611	$4,700,921

Note 8 – Private-Label Securitization and Variable Interest Entities

The Company previously participated in four private-label securitizations of financial assets involving two HELOC loan transactions and two second mortgage loan transactions. The private-label securitizations have been reconsolidated or dissolved as a result of the settlement agreements with MBIA and Assured. See Note 19 - Legal Proceedings, Contingencies and Commitments, for further information on the settlement agreements.

In December 2005, the Company completed the $600.0 million FSTAR 2005-1 HELOC securitization trust. As a result of this securitization, the Company recorded assets of $26.1 million in residual interests. The offered securities in the FSTAR 2005-1 HELOC securitization trust were insured by Assured. Due to the Assured Settlement Agreement, the Company reconsolidated the FSTAR 2005-1 HELOC securitization trust's assets and liabilities, of approximately $85.2 million of HELOC loans and $62.1 million of long-term debt at June 30, 2013. As a result, the Company recognized $16.6 million of a net fair value adjustment during the second quarter of 2013 and the Company eliminated the residual interests. The Company subsequently became the primary beneficiary of the FSTAR 2005-1 HELOC securitization trust, which is reflected in the Consolidated Financial Statements as a VIE. The Company elected the fair value option for the assets and liabilities associated with the FSTAR 2005-1 HELOC securitization trust. At September 30, 2013, the Company has a fair value of HELOC loans of $81.3 million and long-term debt of $58.6 million recorded as a VIE associated with the FSTAR 2005-1 HELOC securitization trust.

In December 2006, the Company completed the $302.2 million FSTAR 2006-2 HELOC securitization trust. As a result of this securitization, the Company recorded assets of $11.2 million in residual interests. The offered securities in the 2006-2 HELOC securitization trust were insured by Assured. Due to the Assured Settlement Agreement, the Company reconsolidated the FSTAR 2006-2 HELOC securitization trust's assets and liabilities, of approximately $85.3 million of HELOC loans and $57.9 million of long-term debt at June 30, 2013. As a result, the Company recognized $27.5 million of a net fair value adjustment during second quarter 2013 and eliminated the residual interests. The Company subsequently became the primary beneficiary of the FSTAR 2006-2 HELOC securitization trust, which is reflected in the Consolidated Financial Statements as a VIE. The Company elected the fair value option for the assets and liabilities associated with the FSTAR 2006-2 HELOC securitization trust. At September 30, 2013, the Company has a fair value of HELOC loan of $80.4 million and long-term debt of $54.3 million recorded as a VIE associated with the FSTAR 2006-2 HELOC securitization trust.

In April 2006, the Company completed the $400.0 million FSTAR 2006-1 mortgage securitization trust involving fixed second mortgage loans that the Company held at the time in its investment securities portfolio. The offered securities in the FSTAR 2006-1 mortgage securitization trust were insured by MBIA. Due to the MBIA Settlement Agreement, the FSTAR 2006-1 mortgage securitization trust was collapsed and the Company transferred the loans associated with the FSTAR 2006-1 mortgage securitization trust, approximately $73.3 million of second mortgage loans to its loans held-for-investment portfolio at June 30, 2013. As a result, the Company recognized a $4.9 million loss during the second quarter 2013. The Company elected the fair value option for the assets associated with the FSTAR 2006-1 mortgage securitization trust. At September 30, 2013, the Company recorded a fair value of $69.3 million of second mortgage loans associated with the FSTAR 2006-1 mortgage securitization trust.

In March 2007, the Company completed the $620.9 million FSTAR 2007-1 mortgage securitization trust transaction involving closed-ended, fixed and adjustable rate second mortgage loans and recorded $22.6 million in residual interests and servicing assets. The financial assets were derecognized by the Company upon transfer to the FSTAR 2007-1 mortgage securitization trust, which then issued and sold mortgage-backed securities to third party investors. The Company relinquished control over the loans at the time the financial assets were transferred to the FSTAR 2007-1 mortgage securitization trust and the Company recognized a gain on the sale of the transferred assets. In June 2007, the Company completed a secondary closing for $98.2 million and recorded an additional $4.2 million in residual interests. The offered securities in the FSTAR 2007-1 mortgage securitization trust were insured by MBIA. In accordance with the MBIA Settlement Agreement, MBIA will be required to satisfy all of its obligation under the FSTAR 2007-1 insurance policy and related FSTAR 2007-1 obligations without further recourse to the Company.

The Company previously acted as the principal underwriter of the beneficial interests that were sold to investors. The financial assets were derecognized when they were transferred to the securitization trusts, which then issued and sold mortgage-backed securities to third party investors. The Company relinquished control over the loans at the time the financial assets were transferred to the securitization trusts. The Company has not engaged in any private-label securitization activity except for these four securitizations completed from 2005 to 2007. As a result of the settlement agreement with Assured, the Company became the primary beneficiary of the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts because the Company obtained the power to direct the activities that most significantly impact the economic performance of the trusts (power to select or remove the servicer) and the obligation to absorb expected losses and receive residual returns (support of the guarantor and holder of residual interests in trusts).

Consolidated VIEs

Consolidated VIEs at September 30, 2013 consisted of the HELOC securitization trusts formed in 2005 and 2006. The Company has determined the trusts are VIEs and has concluded that the Company is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity's economic performance and has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The change in the consolidated VIE was a result of the Assured Settlement Agreement as of June 30, 2013. Under the terms of the Assured Settlement Agreement, Assured terminated its pending lawsuit against the Company and will not pursue any related claims at any time in the future. In exchange, the Company paid Assured $105.0 million and assumed responsibility for future claims associated with the two HELOC securitization trusts, including the right to receive from Assured all future reimbursements for claims paid to which Assured would have been entitled. Upon effecting the settlement, the Company reversed the transferor's interest, as this interest would represent an equity interest in the trust which would be reversed upon consolidation of the trusts. As a result, the Company recognized $49.1 million of income, arising from its deemed receipt of the net fair value of the assets in the two HELOC securitization trusts and the reversal of its related reserves for pending and threatened litigation during the second quarter 2013.

The beneficial owners of the trusts can look only to the assets of the HELOC securitization trusts for satisfaction of the debt issued by the HELOC securitization trusts and have no recourse against the assets of the Company.

The following table provides a summary of the classifications of consolidated VIE assets and liabilities included in the Consolidated Financial Statements.

	2005-1	2006-2	Total
September 30, 2013	(Dollars in thousands)
HELOC Securitizations
Assets
Cash and cash items	$460	$—	$460
Loans held-for-investment	81,325	80,437	161,762
Liabilities
Long-term debt	$58,609	$54,345	$112,954
Other liabilities	136	—	136
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

Unconsolidated VIEs

The following table provides a summary of the unconsolidated VIE (the FSTAR 2007-1 mortgage securitization trust) with which the Company has a significant continuing involvement, but is not the primary beneficiary. The following table sets forth certain characteristics of each of the fixed rate second mortgage underlying the FSTAR 2007-1 mortgage securitization trust at its inception and the current characteristics as of and for the three months ended September 30, 2013.

	2007-1 at Inception	2007-1 Current Levels
	(Dollars in thousands)
FSTAR 2007-1 mortgage securitization trust
Number of loans	12,416	4,360
Aggregate principal balance	$622,100	$175,815
Average principal balance	$50	$40
Weighted average fully indexed interest rate	8.22%	7.11%
Weighted average original term	194 months	194 months
Weighted average remaining term	185 months	109 months
Weighted average original credit score	726	713

Transferors' Interests

Under the terms of the HELOC securitizations, the trusts purchased, and were initially obligated to pay, for any subsequent additional draws on the lines of credit transferred to the trusts. Upon entering a rapid amortization period, the Company became obligated to fund the purchase of those additional balances as they arise in exchange for a beneficial interest in the trust, which is known as the transferors' interest. The Company must continue to fund the required purchase of additional draws by the trust as long as the securitization remains active. As a result of the Assured Settlement Agreement, the Company has reconsolidated the assets and liabilities associated with the HELOC securitization trusts and therefore, the related interests have been reversed as of June 30, 2013. See Note 19 - Legal Proceedings, Contingencies and Commitments, for further information on the Assured Settlement Agreement.

FSTAR 2005-1 HELOC Securitization. At September 30, 2013 and December 31, 2012, outstanding claims due to the note insurer were zero and $16.8 million, respectively, and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the fair value/carrying amount of the transferors' interest was zero and $7.1 million, respectively. The Company previously recorded a liability to reflect the expected liability arising from losses on future draws associated with this securitization. As a result of the Assured Settlement Agreement, the Company reconsolidated the assets and liabilities associated with the FSTAR 2005-1 HELOC securitization trust and reversed the transferors' interests as of June 30, 2013.

FSTAR 2006-2 HELOC Securitization. At September 30, 2013 and December 31, 2012, outstanding claims due to the note insurer were zero and $88.7 million, respectively, and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, there was no carrying amount of the transferors' interest. The Company recorded a liability of $7.6 million to reflect the expected liability arising from losses on future draws associated with this securitization. As a result of the Assured Settlement Agreement, the Company reconsolidated the assets and liabilities associated with the FSTAR 2006-2 HELOC securitization trust and reversed the transferors' interests as of June 30, 2013.

Unfunded Commitments

The table below identifies separately for each HELOC securitization trust: (i) the notional amount of the total unfunded commitment under the Company's contractual arrangements, (ii) unfunded commitments that have been frozen or suspended because the borrowers do not currently meet the contractual requirements under their HELOC with the Company, and (iii) the amount currently fundable because the underlying borrowers' lines of credit are still active. As of June 30, 2013, the Company no longer has any unfunded commitments related to the HELOC securitization trusts.

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

Credit Risk on Securitization

With respect to the issuance of private-label securitizations, the Company retains certain limited credit exposure in that it retains non-investment grade residual securities in addition to customary representations and warranties, which is no longer a credit risk as of June 30, 2013. To the extent that actual credit losses exceed the assumptions, the value of the Company’s residual interest in the securitization trusts and unreimbursed draws will be diminished. Following the Assured Settlement Agreement, the Company now has credit exposure associated with non-performing loans in securitization trusts on HELOCs. The value of the Company’s transferors' interests previously reflected the Company’s credit loss assumptions as applied to the underlying collateral pool and as of June 30, 2013 the transferors' interests has been reversed. The assets and liabilities of the HELOC securitization trusts are reflected in the Consolidated Financial Statements as a VIE. The servicing related to second mortgage and HELOC loans underlying the private-label securitizations are currently serviced by a third party servicer.

The following table summarizes the Company's balance of retained assets with credit exposure, which includes transferors' interests that were included as unreimbursed HELOC draws which are included in loans held-for-investment at December 31, 2012.

	December 31, 2012
	Amount of Loans Serviced	Balance of Retained Assets With Credit Exposure
	(Dollars in thousands)
Private-label securitization	$—	$7,103
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
The table summarizes activity related to the MSRs as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$729,019	$638,865	$710,791	$510,475
Additions from loans sold with servicing retained	86,109	131,837	323,216	370,012
Reductions from bulk sales (1)	—	(9,589)	(233,742)	(27,791)
Changes in fair value due to (2)
Decrease in MSR value (3)	(18,268)	(45,552)	(87,397)	(101,549)
All other changes in valuation inputs or assumptions (4)	169	(28,762)	84,161	(64,348)
Fair value of MSRs at end of period	$797,029	$686,799	$797,029	$686,799
Unpaid principal balance of residential first mortgage loans serviced for others (period end)	$74,200,317	$82,414,799	$74,200,317	$82,414,799

(1)
Includes bulk sales related to underlying serviced loans totaling zero and $23.4 billion for the three and nine months ended September 30, 2013, respectively, compared to $1.2 billion and $3.6 billion for the three and nine months ended September 30, 2012, respectively.

(2)	Changes in fair value are included within loan administration income on the Consolidated Statements of Operations.
(3)    Represents decrease in MSR value associated with loans that were paid-off during the period.

(4)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

The fair value of residential MSRs is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The Company periodically obtains third-party valuations of its residential MSRs to assess the reasonableness of the fair value calculated by the valuation model. In certain circumstances, based on the probability of the completion of a sale of MSRs pursuant to a bona-fide purchase offer, the Company considers the bid price of that offer and identifiable transaction costs in comparison to the calculated fair value and may adjust the estimate of fair value to reflect the terms of the pending transaction.

The key economic assumptions used in determining the fair value of those MSRs capitalized during the three and nine months ended September 30, 2013 and 2012 periods were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average life (in years)	6.2	5.4	5.8	5.9
Weighted-average constant prepayment rate	13.0%	17.3%	14.0%	15.7%
Weighted-average discount rate	8.7%	7.2%	8.1%	7.1%
The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows.

	September 30, 2013	December 31, 2012
Weighted-average life (in years)	6.4	5.3
Weighted-average constant prepayment rate	12.3%	17.3%
Weighted-average discount rate	8.5%	7.0%

Contractual servicing fees. Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income on the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Residential first mortgage	$52,483	$53,433	$157,329	$152,369
Other	75	203	347	509
Total	$52,558	$53,636	$157,676	$152,878

Note 10 – Derivative Financial Instruments

The Company recognizes all derivative instruments on the Consolidated Statements of Financial Condition at fair value. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require a small or no net investment, and allow for the net settlement of positions. A derivative's notional amount serves as the basis for the payment provision of the contract, and takes the form of units, such as shares or dollars. A derivative's underlying variable is a specified interest rate, security price, commodity price, foreign exchange rate, index, or other variable. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the fair value of the derivative contract. Generally, these instruments help the Company manage exposure to interest rate risk, mitigate the credit risk inherent in the loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. The following derivative financial instruments were identified and recorded at fair value as of September 30, 2013 and December 31, 2012:

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

The Company hedges the risk of overall changes in fair value of loans held-for-sale and rate lock commitments generally by selling forward contracts on securities of GSEs. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Company recognized pre-tax losses of $130.0 million and $77.8 million for the three and nine months ended September 30, 2013, respectively, compared to pre-tax gains of $5.8 million and $64.0 million for the three and nine months ended September 30, 2012, respectively, on hedging activity relating to loan commitments and loans held-for-sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchases of forward contracts on securities of Fannie Mae and Freddie Mac, the purchase/sale of U.S. Treasury futures contracts and the purchase/sale of euro dollar future contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs and recognized as a component of loan administration. The Company recognized a loss of $4.0 million and a loss of $67.5 million for the three and nine months ended September 30, 2013, respectively, compared to a gain of $31.8 million and a gain of $88.0 million for the three and nine months ended September 30, 2012, respectively, on MSR fair value hedging activities. The Company does not apply hedge accounting to any derivatives.

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

The Company writes and purchases interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated trading derivatives are used primarily to provide derivative products to customers enabling them to manage interest rate risk exposure. Customer-initiated trading derivatives are tailored to meet the needs of the counterparties involved and, therefore, contain a greater degree of credit risk and liquidity risk than exchange-traded contracts, which have standardized terms and readily available price information. The Company mitigates most of the inherent market risk of customer-initiated interest rate swap contracts by taking offsetting positions. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts have nearly identical notional values, terms and indices. These limits are established annually and reviewed quarterly. Interest rate swaps are agreements in which two parties exchange fixed cash payments for variable payments based on a designated market rate or index, or variable payments based on two different rates or indices, applied to a specified notional amount until a stated maturity. The Company's swap agreements are structured such that variable payments are primarily based on LIBOR (one-month, three-month or six-month) or prime. These instruments are principally negotiated over-the-counter and are subject to credit risk, market risk and liquidity risk.

The Company had the following derivative financial instruments.

	Notional Amount	Fair Value	Expiration Dates
	(Dollars in thousands)
September 30, 2013
Assets (1)
U.S. Treasury and euro dollar futures	$5,139,600	$929	2013
Mortgage backed securities forwards	$100,000	$2,495	2013
Rate lock commitments	2,755,914	64,195	2013
Interest rate swaps	77,276	1,411	Various
Total derivative assets	$8,072,790	$69,030
Liabilities (2)
Forward agency and loan sales	4,346,181	69,807	2013
Interest rate swaps	77,276	1,411	Various
Total derivative liabilities	$4,423,457	$71,218
December 31, 2012
Assets (1)
U.S. Treasury and euro dollar futures	$11,778,600	$2,203	2013
Mortgage backed securities forwards	1,275,000	3,619	2013
Rate lock commitments	5,149,891	86,200	2013
Interest rate swaps	101,246	5,954	Various
Total derivative assets	$18,304,737	$97,976
Liabilities (2)
Forward agency and loan sales	$7,385,430	$14,021	2013
Interest rate swaps	101,246	5,954	Various
Total derivative liabilities	$7,486,676	$19,975

(1)	Asset derivatives are included in "other assets" on the Consolidated Statements of Financial Condition.

(2)	Liability derivatives are included in "other liabilities" on the Consolidated Statements of Financial Condition.

Customer initiated derivatives. Fee income on customer-initiated trading derivatives are earned from entering into various transactions at the request of the customer, primarily interest rate swap contracts. Fair values of customer-initiated derivative financial instruments represent the net unrealized gains or losses on such contracts and are recorded in the Consolidated Statement of Financial Condition in "other assets" and "other liabilities." Changes in fair value are recognized in "other non-interest income" on the Consolidated Statements of Income. There were no net gains (losses) recognized in income on customer-initiated derivative instruments as a component of other non-interest income for the three and nine months ended September 30, 2013 and 2012, respectively.

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

The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral.

	September 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in thousands)
Assets
U.S. Treasury and euro dollar futures	$8,004	$1,980	$6,024	$—	$5,095	$929
Mortgage backed securities forwards	79,905	—	79,905	—	77,410	2,495
Forward agency and loan sales	1,088	1,088	—	—	—	—
Rate lock commitments	65,700	1,505	64,195	—	—	64,195
Interest rate swaps	3,649	—	3,649	—	2,238	1,411
Total derivative assets	$158,346	$4,573	$153,773	$—	$84,743	$69,030
Liabilities
U.S. Treasury and euro dollar futures	$1,980	$1,980	$—	$—	$—	$—
Forward agency and loan sales	70,895	1,088	69,807	—	—	69,807
Rate lock commitments	1,505	1,505	—	—	—	—
Interest rate swaps	1,411	—	1,411	—	—	1,411
Total derivative liabilities	$75,791	$4,573	$71,218	$—	$—	$71,218

	December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in thousands)
Assets
U.S. Treasury and euro dollar futures	$36,801	$5,076	$31,725	$15,006	$14,516	$2,203
Mortgage backed securities forwards	42,194	—	42,194	(4)	38,579	3,619
Forward agency and loan sales	3,401	3,401	—	—	—	—
Rate lock commitments	86,286	86	86,200	—	—	86,200
Interest rate swaps	14,164	—	14,164	—	8,210	5,954
Total derivative assets	$182,846	$8,563	$174,283	$15,002	$61,305	$97,976
Liabilities
U.S. Treasury and euro dollar futures	$5,076	$5,076	$—	$—	$—	$—
Forward agency and loan sales	17,422	3,401	14,021	—	—	14,021
Rate lock commitments	86	86	—	—	—	—
Interest rate swaps	5,954	—	5,954	—	—	5,954
Total derivative liabilities	$28,538	$8,563	$19,975	$—	$—	$19,975

The Company pledged a total of $84.7 million and $76.3 million of investment securities and cash collateral to counterparties at September 30, 2013 and December 31, 2012, respectively, for derivative activities. The Company pledged $84.7 million and $61.3 million in cash collateral to counterparties at September 30, 2013 and December 31, 2012, respectively, and zero and $15.0 million in U.S. Treasury bonds at September 30, 2013 and December 31, 2012, respectively. The total collateral pledged is included in assets on the Consolidated Statements of Financial Condition.

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

	September 30, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Short-term floating rate daily adjustable advances	$7,598	0.45%	$280,000	0.50%
Long-term fixed rate term advances	2,900,000	3.30%	2,900,000	3.30%
Total	$2,907,598	3.29%	$3,180,000	3.80%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Maximum outstanding at any month end	$2,907,598	$3,400,000	$2,907,598	$3,703,000
Average outstanding balance	2,900,519	3,561,532	2,968,308	3,884,049
Average remaining borrowing capacity	461,899	1,138,447	801,969	849,789
Weighted-average interest rate	3.34%	3.03%	3.28%	2.82%

The following outlines the Company’s FHLB advance final maturity dates.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
2013	$7,598	$280,000
2014	250,000	250,000
2015	750,000	750,000
2016	1,650,000	1,650,000
2017	250,000	250,000
Total	$2,907,598	$3,180,000

At September 30, 2013, the Company had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and the Company may access that line to the extent that collateral is provided. At September 30, 2013, the Company had $2.9 billion of advances outstanding and an additional $0.4 billion of collateralized borrowing capacity available at the FHLB. The advances are collateralized by non-delinquent single-family residential first mortgage loans, loans repurchased with government guarantees, certain other loans and investment securities.

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

	September 30, 2013		December 31, 2012
	(Dollars in thousands)
Junior Subordinated Notes
Floating 3 Month LIBOR (1)
Plus 3.25%, matures 2032	$25,774	3.50%	$25,774	3.56%
Plus 3.25%, matures 2033	25,774	3.52%	25,774	3.59%
Plus 3.25%, matures 2033	25,780	3.50%	25,780	3.56%
Plus 2.00%, matures 2035	25,774	2.27%	25,774	2.34%
Plus 2.00%, matures 2035	25,774	2.27%	25,774	2.34%
Plus 1.75%, matures 2035	51,547	2.00%	51,547	2.06%
Plus 1.50%, matures 2035	25,774	1.77%	25,774	1.84%
Plus 1.45%, matures 2037	25,774	1.70%	25,774	1.76%
Plus 2.50%, matures 2037	15,464	2.75%	15,464	2.81%
Subtotal	$247,435		$247,435
Notes associated with consolidated VIEs
HELOC securitizations
Plus 0.23% (2), matures 2018	58,609		—
Plus 0.16% (3), matures 2019	54,345		—
Total long-term debt	$360,389		$247,435

(1)	The securities are currently callable by the Company.

(2)	The Notes will accrue interest at a rate equal to the least of (i) one-month LIBOR plus 0.23 percent (ii) the net weighted average coupon, and (iii) 16.00 percent.

(3)
The interest rate for the notes may adjust monthly and will be subject to (i) a cap based on the weighted average of the loan rates on the mortgage loans, minus the rates at which certain fees and expenses of the issuing entity are calculated and minus any required spread and adjusted for actual days and (ii) a fixed cap of 16.00 percent.

At September 30, 2013 and December 31, 2012 the three-month LIBOR interest rate was 0.25 percent and 0.31 percent, respectively. At September 30, 2013, the one month LIBOR interest rate was 0.18 percent.

Trust Preferred Securities

The trust preferred securities outstanding mature 30 years from issuance and are callable by the Company. Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty. In January 2012, the Company exercised its contractual rights to defer its interest payments with respect to trust preferred securities. The payments are periodically evaluated and will be reinstated when appropriate, subject to the provisions of the Company's Supervisory Agreement.

Notes Associated with Consolidated VIEs

As previously discussed in Note 8 - Private-Label Securitization and Variable Interest Entities, the Company determined it was the primary beneficiary of VIEs associated with HELOC securitizations and such VIEs are therefore consolidated in the Consolidated Financial Statements. As of June 30, 2013, following the Assured Settlement Agreement, the Company reconsolidated the assets and liabilities associated with the HELOC securitization trusts, the proceeds of which were used by the trust to repay outstanding debt.

The final legal maturities of the long-term debt associated with the VIEs are June 2018 and June 2019, respectively, however these debt agreements have contractual provisions that allow for the debt to be paid off based on the cash flows of the collateral. As of September 30, 2013, the Company's cash flow analysis indicated that the notes are estimated to be paid off by July 2015 for FSTAR 2005-1 (0.23 percent) and April 2016 for FSTAR 2006-2 (0.16 percent). The estimated maturity dates may change going forward as the inputs used (prepayments, defaults, etc.) for the cash flow analysis will likely change. The debt pays interest based on a spread over the 30-day LIBOR interest rate.

Note 13 - Representation and Warranty Reserve

The following table shows the activity in the representation and warranty reserve.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance, beginning of period,	$185,000	$161,000	$193,000	$120,000
Provision
Charged to gain on sale for current loan sales	3,719	6,432	14,588	17,126
Charged to representation and warranty reserve - change in estimate	5,205	124,492	51,541	231,058
Total	8,924	130,924	66,129	248,184
Charge-offs, net	(19,924)	(89,924)	(85,129)	(166,184)
Balance, end of period	$174,000	$202,000	$174,000	$202,000

The liability for representation and warranty reserve reflects management's best estimate of probable losses with respect to the Bank's representation and warranty on the mortgage loans it originates and sells into the secondary market. At the time a loan is sold, an estimate of the fair value of such loss associated with the mortgage loans is recorded in representation and warranty reserve in the Consolidated Statements of Financial Condition and charged against the net gain on loan sales in the Consolidated Statement of Operations at the time of the sale. The Company recognizes changes afterwards in the liability when additional relevant information becomes available. Changes in the estimate are recorded in representation and warranty reserve - change in estimate on the Consolidated Statement of Operations. Charge-offs are recorded in representation and warranty reserve on the Consolidated Statements of Financial Condition.

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

During the third quarter of 2013, the Company made enhancements to the assumptions of the repurchase and make-whole put-back mix based on recent behavior of the GSEs. In addition, the Company made enhancements to the loss severity rate assumptions for post 2008 vintages by taking into account Housing Price Index ("HPI") data as published by the Federal Housing Finance Agency to update LTVs along with leveraging data from the most recent 12 month of repossessed asset sales. The enhancements resulted in a net decrease in the representation and warranty reserve of $11.0 million.

Note 14 – Stockholders’ Equity

Preferred Stock

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred stock at September 30, 2013 is summarized as follows.

	Rate	Earliest Redemption Date	Shares Outstanding	Preferred Shares	Additional Paid in Capital
	(Dollars in thousands)
Series C Preferred Stock	5.0%	January 31, 2012	266,657	$3	$264,723

On December 18, 2012, the U.S. Treasury announced its intention to auction the Series C Preferred Stock issued and outstanding under the TARP Capital Purchase Program during 2013. On March 15, 2013, the U.S. Treasury announced that it had priced auctions for the preferred stock of several institutions, including the Company, which it had purchased in early 2009 through the TARP Capital Purchase Program. The auction closed on March 28, 2013. The U.S. Treasury also auctioned the Warrant, which closed on June 5, 2013, to purchase up to approximately 645,138 shares of Common Stock at an exercise price of $62.00 per share. The Series C Preferred Stock and Warrants are now held by unrelated third party investors and are no longer held by the U.S. government under the TARP Capital Purchase Program.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss) for each type of available-for-sale security.

	Pre-tax Amount	Income Tax (Expense) Benefit (1)	After-Tax Amount
	(Dollars in thousands)
Accumulated other comprehensive income (loss)
September 30, 2013
Net unrealized gain on securities available-for-sale,
U.S. government sponsored agencies	$4,429	$—	$4,429
Total net unrealized gain on securities available-for-sale	$4,429	$—	$4,429
December 31, 2012
Net unrealized gain (loss) on securities available-for-sale,
U.S. government sponsored agencies	$2,389	$—	$2,389
FSTAR 2006-1 securitization trust	(10,155)	6,108	(4,047)
Total net unrealized gain (loss) on securities available-for-sale	$(7,766)	$6,108	$(1,658)

(1)	The income tax benefit reflects the amount which existed at the time the Company established the valuation allowance for deferred securities that were held at the date disposed or matured.

As of June 30, 2013, following the MBIA settlement, the Company collapsed the FSTAR 2006-1 mortgage securitization trust and transferred the loans associated with the mortgage securitization to its loans held-for-investment portfolio. The Company also recognized a tax benefit of $6.1 million during the second quarter 2013, representing the recognition of the residual tax effect associated with the previously unrealized losses on the FSTAR 2006-1 mortgage securitization trust recorded in other comprehensive income (loss).

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

The following table sets forth the computation of basic and diluted earnings per share of Common Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Net income	$14,272	$81,110	$105,082	$161,187
Less: preferred stock dividend/accretion	(1,449)	(1,417)	(4,336)	(4,241)
Net income from continuing operations	12,823	79,693	100,746	156,946
Deferred cumulative preferred stock dividends	(3,613)	(3,481)	(10,707)	(10,294)
Net income applicable to Common Stock	$9,210	$76,212	$90,039	$146,652
Weighted average shares
Weighted average common shares outstanding	56,096	55,802	56,042	55,735
Effect of dilutive securities
Warrants	235	—	223	—
Stock-based awards	210	431	194	349
Weighted average diluted common shares	56,541	56,233	56,459	56,084
Earnings per common share
Net income applicable to Common Stock	$0.16	$1.37	$1.61	$2.63
Effect of dilutive securities
Warrants	—	—	(0.01)	—
Stock-based awards	—	(0.01)	(0.01)	(0.02)
Diluted earnings per share	$0.16	$1.36	$1.59	$2.61

Note 16 - Stock‑Based Compensation

Stock-Based Compensation

During the three and nine months ended September 30, 2013, the Company recorded stock-based compensation expense of $1.1 million and $3.8 million, respectively, compared to $1.8 million and $5.3 million for the three and nine months ended September 30, 2012.

Incentive Compensation Plans

The Incentive Compensation Plans are administered by the compensation committee of the Company's board of directors. Each year, the compensation committee decides which employees of the Company will be eligible to participate in the plans. The Company had a reduction in expense of $2.1 million and a $14.0 million expense for the three and nine months ended September 30, 2013, respectively, compared to expenses of $8.4 million and $22.0 million for the three and nine months ended September 30, 2012, respectively.

Note 17 – Income Taxes

During 2009, the Company established a valuation allowance for its deferred tax assets, primarily due to significant cumulative pre-tax losses, economic uncertainties existing at that time and uncertainty regarding the amount of future taxable income that the Company could forecast.

Management assesses the valuation allowance recorded against the deferred tax assets at each reporting period. The decision regarding the appropriateness of the allowance is subject to considerable judgment and requires an evaluation of all the positive and negative evidence existing at the end of such period. If based on such evidence it is more likely than not that all or a portion of the deferred tax asset will not be realized in future periods, a valuation allowance is required. At

September 30, 2013, the Company continues to be in a three year cumulative loss position, which represents significant negative evidence and outweighs the existing positive evidence. As a result the Company continues to have a full valuation allowance established against its net deferred tax assets of $300.3 million and $341.9 million at September 30, 2013 and December 31, 2012, respectively. The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which will impact the Company's income tax expense in the period it determines that these factors have changes.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

The Company's effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Provision at statutory federal income tax rate (35%)	$5,072	$21,256	$34,718	$49,458
Increases (decreases) resulting from
Valuation allowance	(7,267)	(21,155)	(37,994)	(50,613)
Residual tax effect associated with other comprehensive income	—	(19,880)	(6,108)	(19,880)
DOJ litigation settlement	1,820	—	3,280	280
Other	595	(601)	216	875
Provision (benefit) at effective federal income tax rate	$220	$(20,380)	$(5,888)	$(19,880)

During the three months ended September 30, 2013, the net provision for federal income taxes as a percentage of pre-tax income was 1.5 percent, compared to a benefit of 33.6 percent for the three months ended September 30, 2012. During the nine months ended September 30, 2013, the net benefit for federal income taxes as a percentage of pre-tax income was 5.9 percent, compared to a benefit of 14.1 percent for the nine months ended September 30, 2012.

Note 18 — Regulatory Matters

Regulatory Capital

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

To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below, as of the date of filing of its quarterly report with the OCC. The Bank is considered “well capitalized” at both September 30, 2013 and December 31, 2012. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2013
Tangible capital (to tangible assets)	$1,402,423	11.98%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,402,423	11.98%	$468,345	4.0%	$585,432	5.0%
Tier 1 capital (to risk weighted assets)	1,402,423	26.57%	211,130	4.0%	316,695	6.0%
Total capital (to risk weighted assets)	1,470,060	27.85%	422,260	8.0%	527,825	10.0%
December 31, 2012
Tangible capital (to tangible assets)	$1,295,841	9.26%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,295,841	9.26%	$559,985	4.0%	$699,982	5.0%
Tier 1 capital (to risk weighted assets)	1,295,841	15.90%	325,956	4.0%	488,926	6.0%
Total capital (to risk weighted assets)	1,400,126	17.18%	651,902	8.0%	814,877	10.0%
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

The Bank intends to address the banking issues identified by the OCC in the manner required for compliance by the OCC. There can be no assurance that the OCC will not provide substantive comments on the capital plan or other submissions that the Bank makes pursuant to the Consent Order that will have a material impact on the Company. The Company believes that the actions taken, or to be taken, to address the banking issues set forth in the Consent Order should, over time, improve its enterprise risk management practices and risk profile. For further information regarding the risks related to the Consent Order, please also refer to the section captioned "FORWARD-LOOKING STATEMENTS" below and the risk factors previously disclosed in Item 1A to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Pursuant to the Supervisory Agreement, the Company submitted a capital plan to the OTS, predecessor in interest to the Federal Reserve. In addition, the Company agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions; purchase, repurchase or redeem certain securities; and incur, issue, renew, roll over or increase any debt and enter into certain affiliate transactions. The Company also agreed to comply with restrictions on the payment of severance and indemnification payments, director and management changes and employment contracts and compensation arrangements. A complete description of all of the terms of the Supervisory Agreement and is qualified in its entirety by reference to the copy of the Supervisory Agreement filed with the SEC as an exhibit to the Company's Current Report on Form 8-K filed on January 28, 2010. For further information regarding the risks related to the Supervisory Agreement, please also refer to the section captioned "FORWARD-LOOKING STATEMENTS" below and the risk factors previously disclosed in Item 1A to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

In July 2013, the U.S. bank regulatory agencies adopted an interim final rule ("the rule") that revises the risk-based and leverage capital requirements for banking organizations. The rule consolidates three separate notices of proposed rulemaking published in the Federal Register in August 2012, with selected changes. The rule implements a revised definition of regulatory capital, a new common equity tier 1 minimum capital requirement, and a higher minimum tier 1 capital requirement and requires new deductions from capital for investments in unconsolidated financial institutions, mortgage servicing assets and deferred tax assets that exceed specified thresholds. The rule incorporates these new requirements into the U.S. bank regulatory agencies prompt corrective action framework. In addition, the rule establishes limits on a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. Further, the rule amends the methodologies for determining risk-weighted assets for all banking organizations. The rule also adopts changes to the U.S. bank regulatory agencies regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rule codifies the U.S. bank regulatory agencies regulatory capital rules, which have previously resided in various appendices to their respective regulations, into a harmonized integrated regulatory framework. In addition, the OCC is amending the market risk capital rule

(market risk rule) to apply to Federal savings associations, and the Federal Reserve is amending the advanced approaches and market risk rules to apply to top-tier savings and loan holding companies domiciled in the United States, except for certain savings and loan holding companies that are substantially engaged in insurance underwriting or commercial activities. The mandatory compliance date is January 1, 2014 for advanced approaches banking organizations that are not savings and loan holding companies and January 1, 2015 for all other covered banking organizations with transitional provisions applicable to capital adjustments and deductions through December 31, 2017. Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs and deferred tax assets included in Tier 1 capital.

In October 2013, the OCC and Federal Reserve published a final rule that replaces their existing risk-based and leverage capital rules. The final rule is consistent with the interim final rule.

Note 19 – Legal Proceedings, Contingencies and Commitments

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

DOJ Litigation Settlement

In February 2012, the Company announced that the Bank had entered into the DOJ Agreement for $133.0 million relating to certain underwriting practices associated with loans insured by FHA. Pursuant to the DOJ Agreement, the Bank agreed to:

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

The Company elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement. As of September 30, 2013, the Bank has accrued $28.5 million, which represents the fair value of the Additional Payments. See Note 3 - Fair Value Measurements, for further information on the fair value of the DOJ litigation settlement. Other than as set forth above, the DOJ Agreement does not have any effect on FHA insured loans in the Company's portfolio, including loans classified as loans repurchased with government guarantees as discussed in Note 6 - Loans Repurchased with Government Guarantees. The Company believes that such loans retain FHA insurance, and the Company continues to process such loans for insurance claims in the normal course and to receive payments thereon from the FHA. Based on the experience subsequent to the Bank's agreement with the DOJ, the Company believes that such claims are not subject to denial or dispute other than in the normal course of processing insurance claims.

Mortgage-Related Litigation, Regulatory and Other Matters

Regulatory Matters

From time to time, governmental agencies conduct investigations or examinations of various mortgage related practices of the Bank. Ongoing investigations relate to whether the Bank has properly complied with laws or regulations relating to mortgage origination or servicing practices and to whether its practices with regard to servicing residential first mortgage loans are adequate. The Bank is cooperating with such agencies and providing information as requested. In addition, the Bank has routinely been named in civil actions throughout the country by borrowers and former borrowers relating to the origination, purchase, sale and servicing of mortgage loans.

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

In 2009 and 2010, the Bank received repurchase demands from Assured with respect to HELOCs that were sold by the Bank in connection with the HELOC securitizations. Assured is the note insurer of the HELOC securitizations. In April 2011, Assured filed a lawsuit against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it had paid under the insurance policies, plus interest and costs. Assured sought $111.0 million in damages. In March 2012, the Court dismissed Assured's claims for indemnification and reimbursement, but allowed the case to proceed on the breach of contract claims related to the Bank's repurchase obligations. The Court issued a memorandum opinion in September 2012, supporting and explaining the Court's March decision. In February 2013, following a bench trial, the Court issued a decision in favor of Assured and awarded it $89.2 million, plus contractual interest and attorneys' fees and costs. On April 1, 2013, the Court issued a final judgment against the Company for a total of $106.5 million, consisting of $90.7 million in damages plus $15.9 million in pre-judgment interest. The Bank filed a notice of appeal later that month. The Court subsequently issued a memorandum order, in which the Court reserved the decision regarding the amount of attorneys' fees to which Assured is entitled until after the appeals process concludes. On June 21, 2013, the Bank entered into an agreement with Assured to settle this lawsuit and the Bank's pending appeal. Pursuant to the terms of the Assured Settlement Agreement, Assured's judgment against the Bank has been deemed fully satisfied, the Bank's appeal has been dismissed, and, among other consideration and transaction provisions, the Bank has paid Assured $105.0 million during the second quarter 2013. In addition, the Bank has assumed responsibility for future payments due by Assured to noteholders in the HELOC securitization trust, and will receive future reimbursements for claims paid to which Assured would otherwise have been entitled. As a result, the Bank recorded a $49.1 million gain during the second quarter 2013, arising from the reconsolidation of the net fair value of the assets and liabilities in the HELOC securitization trusts on the Consolidated Financial Statements and the reversal of related reserves for pending and threatened litigation.

Also in May 2010, the Bank received repurchase demands from MBIA with respect to closed-end, fixed and adjustable second mortgage loans that were sold by the Bank in connection with its non-agency second mortgage loan securitizations. MBIA is the note insurer of each of the two second mortgage loan securitizations. On January 11, 2013, MBIA filed a complaint against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it has paid and will pay under the respective insurance policies, plus interest and costs. MBIA alleged damages to date of $165.0 million and unspecified future damages. In March 2013, the Bank filed a motion to dismiss, and MBIA filed a motion for partial summary judgment on the basis of collateral estoppel. On May 2, 2013, the Bank entered into an agreement with MBIA to settle the lawsuit. Pursuant to the terms of the MBIA Settlement Agreement, MBIA has dismissed the lawsuit against the Bank and in exchange, among other consideration and transaction provisions, the Bank has paid MBIA $110.0 million. As a result of the MBIA Settlement Agreement, the FSTAR 2006-1 mortgage securitization, which was recorded as available-for-sale investment securities, was collapsed and the Company then transferred the loans associated with the securitization to its loans held-for-investment portfolio at fair value and dissolved the FSTAR 2006-1 mortgage securitization trust. As a result, the Company recognized a $4.9 million loss during the second quarter 2013.

Other Matters

In May 2012, the Bank and its subsidiary, Flagstar Reinsurance Company, were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Pennsylvania, alleging a violation of Section 2607 of the Real Estate Settlement Procedures Act ("RESPA"). Section 2607(a) of RESPA generally prohibits anyone from "accept[ing] any fee, kickback or thing of value pursuant to any agreement or understanding, oral or otherwise, that business related incident to or part of a real estate settlement service involving a federally related mortgage loan shall be referred to any person." Section 2607(b) of RESPA also prohibits anyone from "accept[ing] any portion, split, or percentage of any charge made or received for the rendering of a real estate settlement service in connection with a federally related mortgage loan other than for services actually performed." The lawsuit specifically alleges that the Bank and Flagstar Reinsurance Company violated Section 2607 of RESPA through a captive reinsurance arrangement involving (i) allegedly illegal payments to Flagstar Reinsurance Company for the referral of private mortgage insurance business from the Bank to private mortgage insurers to Flagstar Reinsurance Company and (ii) Flagstar Reinsurance Company's purported receipt of an unlawful split of private mortgage insurance premiums. In January 2013, the plaintiffs filed a First Amended Complaint identifying new plaintiffs. On June 27, 2013, the court denied the Bank's and Flagstar Reinsurance's motion to dismiss the First Amended Complaint based upon the statute of limitations and equitable tolling. The parties are in the process of completing limited discovery. At the conclusion of the limited discovery, the Court said it would entertain dispositive motions, and the Company intends to re-file a motion to dismiss the First Amended Complaint.

On August 15, 2013, shareholder Kenneth Taylor filed a derivative action in the Circuit Court of Oakland County, Michigan against several current and former members of the Company's Board of Directors and executive officers, including Joseph Campanelli, Michael Tierney, Paul Borja, Todd McGowan, Daniel Landers, Matthew Kerin, Walter Carter, Gregory Eng, Jay Hansen, David Matlin, James Ovenden, Mark Patterson, Michael Shonka, and David Treadwell. The lawsuit requests unspecified monetary damages and purports to seek to remedy defendants’ alleged breaches of fiduciary duties and unjust enrichment from 2011 to present, focusing on the events leading up to the Company's February 24, 2012 settlement with the U.S. Department of Justice, as well as the settlement itself. Defendants’ Answer or responsive pleading is currently due on November 27, 2013. On October 23, 2013, shareholder Joel Rosenfeld filed a second derivative action in the same court. Focusing on the February 24, 2012 settlement with the DOJ and the Company's prior litigation with Assured Guaranty, the Rosenfeld action alleges very similar claims to those alleged in the Taylor action. It also names the same defendants and seeks similar damages. It is the Company’s understanding a motion will be made to consolidate the two actions.

Litigation Accruals and Other Possible Contingent Liabilities

When establishing an accrual for contingent liabilities, the Company determines a range of potential losses for each matter that is probable to result in a loss and where the amount of the loss can be reasonably estimated. The Company then records the amount it considers to be the best estimate within the range. As of September 30, 2013, the Company's total accrual for contingent liabilities was $31.7 million, which includes the accruals for the DOJ Agreement and pending cases. There may be further losses that could arise, the occurrence of which is not probable (but is reasonably possible), or the amount of which is not reasonably estimable; in either case, such losses are not included in the accrual for contingent liabilities. It is possible that the ultimate resolution of those matters, or one or more other unexpected future developments, could result in a loss or losses that, individually or in the aggregate, may be material to the Company's results of operations, or cash flows, for the relevant period(s).

Contingencies and Commitments

A summary of the contractual amount of significant commitments is as follows.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Commitments to extend credit
Mortgage loans (interest-rate lock commitments)	$2,755,914	$5,149,891
HELOC	64,193	53,276
Other	7,467	7,042
Standby and commercial letters of credit	7,503	66,005

Commitments to extend credit are agreements to lend funds or provide liquidity subject to specific contractual conditions. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Company sold $63.0 million of Northeast-based commercial letters of credit, during the first quarter 2013, related to the sale of commercial loans associated with the CIT Agreement.

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

Note 20 – Segment Information

The Company's operations are conducted through three operating segments: Mortgage Banking, Community Banking and Other, which includes the remaining reported activities. Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The operating segments have been determined based on the products and services offered and reflect the manner in which financial information is currently evaluated by management. Each segment operates under the same banking charter, but is reported on a segmented basis for this report. Each of the operating segments is complementary to each other and because of the interrelationships of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Certain prior period amounts have been reclassified to conform to current year presentation.

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

The Mortgage Banking segment originates, acquires, sells and services mortgage loans. The origination and acquisition of mortgage loans comprises the majority of the lending activity. Mortgage loans are originated through home lending centers, national call centers, the Internet and unaffiliated banks and mortgage banking and brokerage companies, where the net interest income and the gains from sales associated with these loans are recognized in the Mortgage Banking segment. Also, the Mortgage Banking segment service mortgage loans for others and sells MSRs into the secondary market.

The Community Banking segment originates loans, deposits and fee based services to consumer, business and mortgage lending customers through its Branch Banking, Business and Commercial Banking, Government Banking, and Warehouse Lending groups. Products offered through these teams include checking accounts, savings accounts, money market accounts, certificates of deposit, investment and insurance services consumer loans, commercial loans and warehouse lines of credit. Other financial services available to consumer and commercial customers include lines of credit, revolving credit, customized treasury management solutions, equipment leasing, inventory and accounts receivable lending and capital markets services such as interest rate risk protection products.

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

The following table presents financial information by business segment for the periods indicated.

	Three Months Ended September 30, 2013
	Mortgage Banking	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$40,150	$25,489	$(22,954)	$42,685
Net gain on loan sales	74,968	105	—	75,073
Representation and warranty reserve - change in estimate	(5,205)	—	—	(5,205)
Other non-interest income	52,837	9,340	2,251	64,428
Total net interest income and non-interest income	162,750	34,934	(20,703)	176,981
Provision for loan losses	2,290	(6,343)	—	(4,053)
Asset resolution	(14,091)	(2,204)	—	(16,295)
Depreciation and amortization expense	(1,792)	(1,024)	(2,742)	(5,558)
Other non-interest expense	(96,173)	(36,278)	(4,132)	(136,583)
Total non-interest expense	(109,766)	(45,849)	(6,874)	(162,489)
Income (loss) before federal income taxes	$52,984	$(10,915)	$(27,577)	$14,492
Benefit for federal income taxes	—	—	(220)	(220)
Net income (loss)	$52,984	$(10,915)	$(27,797)	$14,272

Average balances
Loans held-for-sale	$2,145,245	$11,721	$—	$2,156,966
Loans held-for-investment	2,902,511	981,358	166,751	4,050,620
Total assets	7,381,508	1,327,466	3,630,545	12,339,519
Interest-bearing deposits	—	5,887,049	19,949	5,906,998
	Three Months Ended September 30, 2012
	Mortgage Banking	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$49,054	$40,385	$(16,360)	$73,079
Net gain on loan sales	334,248	179	—	334,427
Representation and warranty reserve - change in estimate	(124,492)	—	—	(124,492)
Other non-interest income	46,595	11,164	6,043	63,802
Total net interest income and non-interest income	305,405	51,728	(10,317)	346,816
Provision for loan losses	(50,785)	(1,810)	—	(52,595)
Asset resolution	(12,853)	366	—	(12,487)
Depreciation and amortization expense	(1,630)	(917)	(2,705)	(5,252)
Other non-interest expense	(148,968)	(46,258)	(20,526)	(215,752)
Total non-interest expense	(214,236)	(48,619)	(23,231)	(286,086)
Income (loss) before federal income taxes	$91,169	$3,109	$(33,548)	$60,730
Provision for federal income taxes	—	—	20,380	20,380
Net income (loss)	$91,169	$3,109	$(13,168)	$81,110

Average balances
Loans held-for-sale	$3,301,860	$—	$—	$3,301,860
Loans held-for-investment	3,387,490	3,138,425	7,654	6,533,569
Total assets	9,683,973	3,279,824	2,193,328	15,157,125
Interest-bearing deposits	—	6,655,728	271,914	6,927,642

	Nine Months Ended September 30, 2013
	Mortgage Banking	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$125,904	$84,412	$(64,868)	$145,448
Net gain on loan sales	357,009	395	—	357,404
Representation and warranty reserve - change in estimate	(51,541)	—	—	(51,541)
Other non-interest income	159,908	29,427	44,000	233,335
Total net interest income and non-interest income	591,280	114,234	(20,868)	684,646
Provision for loan losses	(33,471)	(22,559)	—	(56,030)
Asset resolution	(47,208)	(1,461)	8	(48,661)
Depreciation and amortization expense	(5,270)	(2,961)	(7,709)	(15,940)
Other non-interest expense	(321,323)	(130,375)	(13,123)	(464,821)
Total non-interest expense	(407,272)	(157,356)	(20,824)	(585,452)
Income (loss) before federal income taxes	184,008	(43,122)	(41,692)	99,194
Benefit for federal income taxes	—	—	5,888	5,888
Net income (loss)	$184,008	$(43,122)	$(35,804)	$105,082

Average balances
Loans held-for-sale	$2,575,561	$220,251	$—	$2,795,812
Loans held-for-investment	3,102,363	1,299,410	61,419	4,463,192
Total assets	8,238,110	1,743,516	3,011,096	12,992,722
Interest-bearing deposits	—	6,436,520	21,309	6,457,829
	Nine Months Ended September 30, 2012
	Mortgage Banking	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$145,026	$113,413	$(35,149)	$223,290
Net gain on loan sales	751,426	519	—	751,945
Representation and warranty reserve - change in estimate	(231,058)	—	—	(231,058)
Other non-interest income	168,330	31,043	15,188	214,561
Total net interest income and non-interest income	833,724	144,975	(19,961)	958,738
Provision for loan losses	(181,123)	(44,573)	—	(225,696)
Asset resolution	(63,974)	(6,134)	—	(70,108)
Depreciation and amortization expense	(4,607)	(2,816)	(7,351)	(14,774)
Other non-interest expense	(330,655)	(138,112)	(38,086)	(506,853)
Total non-interest expense	(580,359)	(191,635)	(45,437)	(817,431)
Income (loss) before federal income taxes	253,365	(46,660)	(65,398)	141,307
Provision for federal income taxes	—	—	19,880	19,880
Net income (loss)	$253,365	$(46,660)	$(45,518)	$161,187

Average balances
Loans held-for-sale	$2,892,439	$—	$—	$2,892,439
Loans held-for-investment	3,635,764	2,939,249	8,627	6,583,640
Total assets	9,553,388	3,054,209	2,020,599	14,628,196
Interest-bearing deposits	—	6,532,189	278,532	6,810,721

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(4)
Changes in the regulation of financial services companies and government-sponsored housing enterprises and, in particular, declines in the liquidity of the secondary market for residential mortgage loan sales;

(5)
Changes in regulatory capital requirements or an inability to achieve or maintain desired capital ratios could adversely affect our earnings opportunities and our ability to originate certain types of loans, as well as our ability to sell certain types of assets for fair market value;

(6)
General business and economic conditions, including unemployment rates, movements in interest rates, the slope of the yield curve, any increase in mortgage fraud and other related criminal activity and the further decline of asset values in certain geographic markets;

(7)
Repurchases and indemnity demands by mortgage loan purchasers, guarantors and insurers, uncertainty related to foreclosure procedures, and the outcome of current and future legal or regulatory proceedings;

(8)
Both the volume and the nature of consumer actions and other forms of litigation against financial institutions have increased, and to the extent that such actions are brought against us, the cost of defending such suits as well as potential exposure to liability;

(9)
Our compliance with the terms and conditions of the agreement with the U.S. Department of Justice, the impact of performance and enforcement of commitments under, and provisions contained in the agreement, and our accuracy and ability to estimate the financial impact of that agreement, including the fair value of the future payments required;

(10)
Our, or the Bank's, failure to comply with the terms and conditions of the supervisory agreement with the Board of Governors of the Federal Reserve or the consent order with the Office of the Comptroller of the Currency, respectively, could result in further enforcement actions against us; and

(11)	The downgrade of the long-term credit rating of the United States by one or more ratings agencies could materially affect global and domestic financial markets and economic conditions.

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

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At September 30, 2013, our total assets were $11.8 billion, making us the largest bank headquartered in Michigan and one of the 10 largest savings banks in the United States. Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBC." We are considered a controlled company for NYSE purposes, because MP Thrift Investments, L.P. ("MP Thrift") held approximately 63.4 percent of our common stock as of September 30, 2013.

As a savings and loan holding company, we are subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve (the "Federal Reserve"). The Bank is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency ("OCC") of the U.S. Department of the Treasury ("U.S. Treasury"). The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation ("FDIC") and the Bank's deposits are insured by the FDIC through the Deposit Insurance Fund. The Bank is also subject to the rule-making, supervision and examination authority of the Consumer Financial Protection Bureau (the "CFPB"), which is responsible for enforcing the principal federal consumer protection laws. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis.

Our primary business is conducted through our Mortgage Banking segment, in which we originate or purchase residential first mortgage loans throughout the country and sell them into securitization pools, primarily to Fannie Mae and Freddie Mac (collectively, government sponsored enterprises or the "GSEs") or as whole loans. Approximately 98.8 percent of our total loan originations during the nine months ended September 30, 2013 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale to the GSEs. Our revenue primarily consists of net gain on loan sales, loan fees and charges, net loan administration income, and interest income from residential first mortgage loans held-for-investment and held-for-sale, and second mortgage loans held-for-investment. We originate residential first mortgage loans through our wholesale relationships with approximately 1,400 mortgage brokers and over 1,000 correspondents, which are located in all 50 states and serviced by 132 account executives. We also operate 45 home lending centers located in 19 states, which primarily originate one-to-four family residential first mortgage loans as part of our Mortgage Banking segment. These loan origination centers employ approximately 227 loan officers. We also originate mortgage loans through referrals from our banking centers, consumer direct call center and our website, www.flagstar.com. The combination of our home lending, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential first mortgage loan products. Our servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, assisting homeowners through loss mitigation activities, and accounting for and remitting principal and interest payments to mortgage-backed securities investors and escrow payments to third parties.

Our business also includes the activities conducted through our Community Banking segment, in which our revenue includes net interest income and fee-based income from community banking services. At September 30, 2013, we operated 111 banking centers (of which 11 are located in retail stores), all of which are located in Michigan. Of the 111 banking centers, 68 facilities are owned and 43 facilities are leased. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and businesses. We provide deposit and cash management services to governmental units on a relationship basis. We leverage our banking centers to cross-sell loans, deposit products and insurance and investment services to existing customers and to increase our customer base by attracting new customers. At September 30, 2013, we had a total of $6.6 billion in deposits, including $5.4 billion in retail deposits, $0.7 billion in company controlled deposits, $0.6 billion in government deposits, and $0.1 billion in wholesale deposits.

At September 30, 2013, we had 3,428 full-time equivalent salaried employees of which 359 were account executives and loan officers.

Operating Segments

Our business is comprised of three operating segments - Mortgage Banking, Community Banking and Other. Our Mortgage Banking segment originates, acquires, sells and services residential first mortgage loans on one-to-four family residences. Our Community Banking segment currently offers a line of financial products and services to individuals, small and middle market businesses, and mortgage lenders. Our Other segment includes corporate treasury, tax benefits not assigned to specific operating segments, and miscellaneous other expenses of a corporate nature. Each operating segment supports and complements the operations of the other. For example, funding for the Mortgage Banking segment is primarily provided by deposits obtained through the Community Banking segment. Financial information regarding the three operating segments is set forth in Note 20 of the Notes to Consolidated Financial Statements in Item 1. Financial Statements, herein. A more detailed discussion of the three operating segments is set forth below.

Mortgage Banking

Our Mortgage Banking segment originates, acquires, sells and services one-to-four family residential first mortgage loans. The origination or acquisition of residential first mortgage loans held-for-sale constitutes our most significant lending activity.

During 2012 and continuing into 2013, we remained one of the country's leading mortgage loan originators. We utilize three production channels to originate or acquire mortgage loans: home lending centers (also referred to as "retail"), as well as brokers and correspondents (also collectively referred to as "wholesale"). Each production channel produces similar mortgage loan products which are made following the same underwriting standards. We expect to continue to leverage technology to streamline the mortgage origination process and bring service and convenience to brokers and correspondents. Sales support offices are maintained that assist brokers and correspondents nationwide. We also continue to make increasing use of the Internet as a tool to facilitate the mortgage loan origination process through each of our production channels. Brokers and correspondents are able to register and lock loans, check the status of inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Most mortgage loans that closed in 2012 and continuing into 2013 utilized the Internet in the completion of the mortgage origination or acquisition process.

During the three months ended September 30, 2013, 47.6 percent of our residential first mortgage originations were purchase mortgages, as compared to 22.5 percent in the three months ended September 30, 2012. The purchase and refinance mix of our mortgage originations has historically tracked close to the mix of the overall mortgage industry. This is also the case in each of our production channels.

Home Lending Centers.  In a home lending center transaction, loans are originated through a nationwide network of our stand-alone loan origination centers, as well as referrals from our Community Banking segment and the national call center. When loans are originated on a retail basis, mostly all aspects of the lending process are completed internally including the origination documentation (inclusive of customer disclosures) as well as the funding of the transactions. At September 30, 2013 we maintained 45 loan origination centers. At the same time, our centralized loan processing gains efficiencies and allows lending sales staff to focus on originations.

Broker.  In a broker transaction, an unaffiliated bank or mortgage brokerage company completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as "table funding") thereby becoming the lender of record. Currently, we have active broker relationships with approximately 1,400 banks, credit unions, and mortgage brokerage companies located in all 50 states.

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

As of September 30, 2013, we ranked in the top ten mortgage lenders based on our residential first mortgage loan originations. The following tables disclose residential first mortgage loan originations by channel, type and mix for each respective period.

	Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Home Lending Centers	$411,940	$575,016	$697,340	$998,804	$961,591
Broker	1,845,465	2,974,555	3,201,371	4,524,775	4,117,742
Correspondent	5,478,385	7,332,558	8,524,540	9,833,218	9,434,287
Total	$7,735,790	$10,882,129	$12,423,251	$15,356,797	$14,513,620

Purchase originations	$3,682,411	$3,146,501	$2,339,269	$2,915,724	$3,267,788
Refinance originations	4,053,379	7,735,628	10,083,982	12,441,073	11,245,832
Total	$7,735,790	$10,882,129	$12,423,251	$15,356,797	$14,513,620

Conventional	$5,247,910	$7,681,337	$8,591,784	$10,427,131	$10,020,863
Government	1,930,538	2,535,378	2,799,000	3,363,134	3,178,563
Jumbo	557,342	665,414	1,032,467	1,566,532	1,314.194
Total	$7,735,790	$10,882,129	$12,423,251	$15,356,797	$14,513,620

Underwriting

During the nine months ended September 30, 2013, we primarily originated residential first mortgage loans for sale to the GSEs, each of which has its particular underwriting guidelines.

Residential first mortgage loans

At September 30, 2013, most of our held-for-investment residential first mortgage loans had been originated in 2008 or prior years with underwriting criteria that varied by product and with the standards in place at the time of origination. Loans originated after 2008 are loans that generally satisfy specific criteria for sale into securitization pools insured by the GSEs or were repurchased from the GSEs subsequent to such sales. During the three months ended September 30, 2013, we began to originate amortizing jumbo adjustable-rate mortgages (adjustable-rate mortgages with loan balances above the GSE limits) for our held-for-investment portfolio, in addition to the non-agency jumbo mortgages we have originated and sold into secondary market. While jumbo mortgage originations during the three months ended September 30, 2013, were not material, further volume growth is planned for next quarter as well as for 2014. The underwriting criteria is similar to lenders originating for securitization for those borrowers who have performed exceptionally well in recent years.

At September 30, 2013, the largest geographic concentrations of our residential first mortgage loans in our held-for-investment portfolio were in California, Florida and Michigan, which represented 52.1 percent.

Set forth below is a table describing the characteristics of the residential first mortgage loans in our held-for-investment portfolio at September 30, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$2,307,340	$21,652	$30,638	$29,889	$64,839	$2,454,358
Average note rate	3.98%	4.69%	4.46%	3.87%	3.52%	3.98%
Average original FICO score	711	715	736	739	768	713
Average current FICO score (2)	707	721	745	754	769	710
Average original LTV ratio	75.4%	78.9%	78.4%	72.6%	69.7%	75.3%
Housing Price Index LTV, as recalculated (3)	85.6%	73.5%	72.9%	65.9%	69.0%	84.7%
Underwritten with low or stated income documentation	35.0%	—%	1.0%	—%	—%	32.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the nine months ended September 30, 2013

(3)	The housing price index ("HPI") loan-to-value ("LTV) is updated from the original LTV based on Metropolitan Statistical Area-level Federal Housing Finance Agency ("FHFA") data as of June 30, 2013.

Average original LTV represents the loan balance at origination, as a percentage of the original appraised value of the property. LTVs are refreshed quarterly based on estimates of home prices using the most current FHFA data, and the refreshed LTVs reflect the modest recovery in home prices over the past 18 months.

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

In general, for loans originated in 2008 and prior, those loans with a balance under $1,000,000 required a valid GSE automated underwriting system ("AUS") response for approval consideration. Documentation and ratio guidelines were driven by the AUS response. A FICO credit score for the borrower was required and a full appraisal of the underlying property that serve as collateral was obtained.

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

The following table identifies our held-for-investment mortgages by major category, at September 30, 2013. Loans categorized as subprime were initially originated for sale and, as of September 30, 2013, comprised approximately 0.1 percent of the portfolio of first lien mortgage loans.

September 30, 2013	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
	(Dollars in thousands)
Residential first mortgage loans
Amortizing
3/1 ARM	$126,051	3.35%	691	699	256	80.6%	79.4%
5/1 ARM	331,876	3.54%	719	730	273	74.1%	73.4%
7/1 ARM	65,020	3.70%	754	763	334	70.2%	67.9%
Other ARM	55,535	3.15%	676	687	249	83.3%	75.5%
Fixed mortgage loans (4)	751,872	4.60%	697	665	320	76.2%	89.0%
Total amortizing	1,330,354	4.11%	704	690	300	76.1%	82.6%
Interest only
3/1 ARM	177,543	3.50%	722	725	262	74.6%	84.9%
5/1 ARM	686,800	3.30%	723	738	264	75.0%	85.0%
7/1 ARM	40,747	6.17%	732	735	284	73.9%	95.6%
Other ARM	37,521	3.33%	727	731	266	76.3%	89.4%
Other interest only	141,171	6.35%	724	723	285	73.6%	96.4%
Total interest only	1,083,782	3.84%	724	733	272	74.6%	86.9%
Option ARMs	37,521	2.96%	717	711	300	69.1%	95.0%
Subprime (5)
3/1 ARM	49	10.30%	685	720	265	95.0%	69.5%
Other ARM	165	9.89%	591	657	281	90.0%	81.9%
Other subprime	2,487	8.24%	625	656	284	71.3%	95.6%
Total subprime	$2,701	8.38%	624	657	283	72.8%	94.3%
Total residential first mortgage loans	$2,454,358	3.98%	713	710	280	75.3%	84.7%
Second mortgage loans (6) (7)	$174,364	7.15%	729	729	116	20.5%	21.5%
HELOC loans (6) (7)	$307,130	5.53%	728	728	49	26.9%	28.1%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the nine months ended September 30, 2013.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level FHFA data as of June 30, 2013.

(4)	Includes substantially fixed rate mortgage loans.

(5)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

(6)	Reflects lower LTV only as to second liens because information regarding the first liens is not available.

(7)
Includes $69.3 million and $161.8 million of second mortgage and home equity line of credit (“HELOC”) loans, respectively, that were reconsolidated as a result of the settlements with MBIA Insurance Corporation (“MBIA”) and Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. (“Assured”) and accounted for under the fair value option at September 30, 2013. The LTV information is not available for these loans.

The following table sets forth characteristics of those loans in our held-for-investment mortgage portfolio as of September 30, 2013 that were originated with less documentation than is now required by the GSEs. Loans as to which underwriting information was accepted from a borrower without validating that particular item of information are referred to as "low doc" or "stated." Substantially all of those loans were underwritten with verification of employment, but with the related job income, personal assets, or both, stated by the borrower without verification of actual amount. The lack of verification of borrower provided information may increase the risk profile of those loans. Loans as to which underwriting information was supported by third party documentation or procedures are referred to as "full doc," and the information therein is referred to as "verified." Also set forth are different types of loans that may have a higher risk of non-collection than other loans.

	Low Doc
September 30, 2013	% of Held-for-Investment loans	% of Residential First Mortgage loans	Unpaid Principal Balance (1)
	(Dollars in thousands)
Characteristics
SISA (stated income, stated asset)	1.89%	3.07%	$75,395
SIVA (stated income, verified assets)	10.88%	17.67%	433,794
High LTV (i.e., at or above 95% at origination)	0.19%	0.30%	7,425
Second lien products (HELOCs, second mortgages)	3.64%	5.92%	145,184
Loan types
Option ARM loans	0.56%	0.90%	22,194
Interest-only loans	9.85%	16.00%	392,656
Subprime (2)	0.04%	0.60%	1,484

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

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

Set forth below is a table describing the characteristics of our ARM loans in our residential first mortgage held-for-investment loan portfolio at September 30, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$1,460,752	$8,309	$16,357	$14,981	$58,429	$1,558,828
Average note rate	3.44%	4.12%	4.19%	3.82%	3.49%	3.46%
Average original FICO score	717	731	743	760	769	719
Average current FICO score (2)	727	736	759	777	771	730
Average original LTV ratio	75.4%	74.4%	74.3%	63.4%	70.1%	75.1%
Housing Price Index LTV, as recalculated (3)	82.5%	72.8%	68.6%	57.8%	69.5%	81.5%
Underwritten with low or stated income documentation	35.0%	—%	1.0%	—%	—%	33.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the nine months ended September 30, 2013.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level FHFA data as of June 30, 2013.

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

Set forth below is a table describing specific characteristics of option ARMs in our held-for-investment mortgage portfolio at September 30, 2013, which were originated in 2008 or prior.

Year of Origination	2008 and Prior
(Dollars in thousands)
Unpaid principal balance (1)	$37,521
Average note rate	2.96%
Average original FICO score	717
Average current FICO score (2)	711
Average original LTV ratio	69.1%
Average original CLTV ratio	74.1%
Housing Price Index LTV, as recalculated (3)	95.0%
Underwritten with low or stated income documentation	$22,194
Total principal balance with any accumulated negative amortization	$24,145
Percentage of total ARMS with any accumulated negative amortization	1.6%
Amount of net negative amortization (i.e., deferred interest) accumulated as interest income during the nine months ended September 30, 2013	$2,414

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the nine months ended September 30, 2013.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level FHFA data as of June 30, 2013.

Set forth below are the accumulated amounts of interest income arising from the net negative amortization portion of loans during the nine months ended September 30, 2013 and 2012.

	Unpaid Principal Balance of Loans in Negative Amortization At Year-End (1)	Amount of Net Negative Amortization Accumulated as Interest Income During Period
	(Dollars in thousands)
2013	$24,145	$2,414
2012	$41,944	$3,910

(1)	Unpaid principal balance does not include premiums or discounts.

Set forth below are the frequencies at which the interest rate on ARM loans outstanding at September 30, 2013, will reset.

Reset frequency	# of Loans	Balance	% of the Total
	(Dollars in thousands)
Monthly	102	$20,555	1.3%
Semi-annually	3,030	933,672	59.9%
Annually	2,492	363,715	23.3%
No reset — non-performing loans	809	240,886	15.5%
Total	6,433	$1,558,828	100.0%

Set forth below as of September 30, 2013, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period and non-performing loans do not reset while in the non-performing status. Accordingly, the table below may include the same loans in more than one period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in thousands)
2013 (1)	N/A	N/A	N/A	$535,342
2014	557,897	589,821	598,258	585,596
2015	594,817	604,224	618,929	599,816
Later years (2)	614,818	618,987	650,761	648,647

(1)	Reflect loans that have reset through September 30, 2013.

(2)	Later years reflect one reset period per loan.

Interest-only mortgages. We offered, on a limited basis, adjustable rate, fixed term loans with 10-year, interest-only options. These loans were originated using Fannie Mae and Freddie Mac guidelines as a base framework. We generally applied the debt-to-income ratio guidelines and documentation using the automated underwriting Approve/Reject response requirements of Fannie Mae and Freddie Mac.

Set forth below is a table describing the characteristics of the interest-only mortgage loans in our held-for-investment mortgage portfolio at September 30, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$1,082,837	$945	$—	$—	$—	$1,083,782
Average note rate	3.84%	5.16%	—%	—%	—%	3.84%
Average original FICO score	724	688	—	—	—	724
Average current FICO score (2)	733	719	—	—	—	733
Average original LTV ratio	74.7%	57.5%	—%	—%	—%	74.6%
Housing Price Index LTV, as recalculated (3)	86.9%	56.1%	—%	—%	—%	86.9%
Underwritten with low or stated income documentation	36.0%	—%	—%	—%	—%	36.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the nine months ended September 30, 2013.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level FHFA data as of June 30, 2013.

Set forth below is a table describing the amortization date and payment shock of current interest only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at September 30, 2013.

	2013	2014	2015	2016	2017	Thereafter	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$17,168	$291,471	$364,793	$63,454	$293,271	$12,278	$1,042,435
Weighted average rate	3.45%	3.45%	3.39%	3.70%	4.57%	5.06%	3.67%
Average original monthly payment per loan (dollars)	$1,333	$1,375	$1,408	$1,701	$2,714	$1,893	$1,668
Average current monthly payment per loan (dollars)	$1,126	$901	$801	$1,028	$2,019	$1,529	$1,090
Average amortizing payment per loan (dollars)	$1,705	$1,801	$1,620	$1,840	$3,222	$2,133	$1,998
Loan count	58	931	1,292	207	586	37	3,111
Payment shock (dollars)	$579	$901	$819	$812	$1,203	$604	$909
Payment shock (percent)	51.0%	100.0%	102.0%	79.0%	60.0%	40.0%	83.0%

(1)	Unpaid principal balance does not include premiums or discounts.

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

Set forth below is a table describing the characteristics of the second mortgage loans in our held-for-investment portfolio at September 30, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$173,222	$329	$44	$288	$481	$174,364
Average note rate	7.16%	6.85%	6.99%	4.36%	4.33%	7.15%
Average original FICO score	729	694	664	758	733	729
Average original LTV ratio (2)	20.5%	14.6%	17.9%	21.0%	46.6%	20.5%
Average original CLTV ratio	50.7%	64.0%	93.8%	79.2%	63.3%	50.8%
Housing Price Index LTV, as recalculated (3)	21.5%	13.5%	15.4%	19.8%	46.4%	21.5%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Reflects lower LTV only as to second liens because information regarding the first liens is not available.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level FHFA data as of June 30, 2013. The HPI LTV is not available for the loans associated with the MBIA Settlement.

(4)
Includes $69.3 million of second mortgage at September 30, 2013 that were reconsolidated as a result of the MBIA Settlement Agreement and accounted for under the fair value option. The LTV information is not yet available for these loans.

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

Set forth below is a table describing the characteristics of the HELOCs in our held-for-investment portfolio at September 30, 2013, by year of origination.

Year of Origination	2009 and Prior (1)	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (2)	$279,406	$—	$1,874	$9,031	$16,819	$307,130
Average note rate (3)	5.73%	—%	3.91%	3.78%	3.34%	5.53%
Average original FICO score	724	—	754	762	767	728
Average original LTV ratio	25.2%	—%	42.6%	46.4%	43.3%	26.9%
Housing Price Index LTV, as recalculated (4)	27.6%	—%	32.6%	34.8%	32.3%	28.1%

(1)
Includes $161.8 million of HELOC loans at September 30, 2013 that were reconsolidated as a result of the Assured Settlement Agreement and accounted for under the fair value option. The LTV information is not yet available for these loans.

(2)	Unpaid principal balance does not include premiums or discounts.

(3)
Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as currently the minimum rate on virtually all of the loans is in effect.

(4)
The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level FHFA data as of June 30, 2013. Reflects lower LTV because these are second liens and information regarding the first lien is not available. The HPI LTV is not available for the loans reconsolidated as part of the Assured Settlement Agreement.

Community Banking

Our Community Banking segment consists primarily of four groups: Branch Banking, Commercial and Business Banking, Government Banking, and Warehouse Lending. Our Community Banking segment's two strategic responsibilities are providing a stable funding source for the Mortgage Banking segment and operating as a standalone, profitable line of business. The groups within the Community Banking segment originate consumer loans, commercial loans and warehouse loans, gather consumer, business and governmental deposits, offer investments and insurance services and offer liquidity management products. The liquidity management products include customized treasury management solutions, equipment and technology leasing, international services, capital markets services such as interest rate risk protection products, foreign exchange hedging, and trading of securities. At September 30, 2013, Branch Banking included 111 banking centers located throughout Michigan. Commercial and Business Banking includes relationship and portfolio managers throughout Michigan's major markets. Government Banking provides deposit and cash management services to all sizes of government units and school districts on a relationship basis throughout Michigan. Warehouse Lending offers lines of credit to other mortgage lenders, allowing those lenders to fund the closing of residential first mortgage loans.

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

Commercial loans held-for-investment. Our Commercial and Business Banking group includes relationship and portfolio managers throughout Michigan's major markets. Our commercial loans held-for-investment totaled $623.6 million at September 30, 2013 and $737.2 million at December 31, 2012, and consists of three loan types: commercial real estate, commercial and industrial and commercial lease financing, each of which is discussed in more detail below. During the three and nine months ended September 30, 2013, we originated $68.5 million and $190.8 million, respectively, in commercial loans, compared to $157.2 million and $621.2 million, respectively, during the three and nine months ended September 30, 2012. The following table identifies the commercial loan held-for-investment portfolio by loan type and selected criteria at September 30, 2013 and December 31, 2012.

Commercial Loans Held-for-Investment
September 30, 2013	Balance	Average Note Rate	Loan on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$215,441	5.5%	$11,076
Adjustable rate	206,066	3.1%	—
Total commercial real estate loans	421,507		$11,076
Net deferred fees and other	(628)
Total commercial real estate loans	$420,879
Commercial and industrial loans:
Fixed rate	$13,667	3.9%	$—
Adjustable rate	174,714	2.9%	—
Total commercial and industrial loans	188,381		$—
Net deferred fees and other	(742)
Total commercial and industrial loans	$187,639
Commercial lease financing loans:
Fixed rate	$14,941	4.2%	$4,439
Net deferred fees and other	123
Total commercial lease financing loans	$15,064
Total commercial loans:
Fixed rate	$244,049	5.3%	$15,515
Adjustable rate	380,780	3.0%	—
Total commercial loans	624,829		$15,515
Net deferred fees and other	(1,247)
Total commercial loans	$623,582

Commercial Loans Held-for-Investment
December 31, 2012	Balance	Average Note Rate	Loan on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$342,296	5.5%	$38,909
Adjustable rate	299,489	4.1%	47,458
Total commercial real estate loans	641,785		$86,367
Net deferred fees and other	(1,470)
Total commercial real estate loans	$640,315
Commercial and industrial loans:
Fixed rate	$33,124	3.5%	$—
Adjustable rate	58,544	2.7%	41
Total commercial and industrial loans	91,668		$41
Net deferred fees and other	(1,103)
Total commercial and industrial loans	$90,565
Commercial lease financing loans:
Fixed rate	$5,634	6.2%	$—
Net deferred fees and other	666
Total commercial lease financing loans	$6,300
Total commercial loans:
Fixed rate	$381,054	5.2%	$38,909
Adjustable rate	358,033	3.9%	47,499
Total commercial loans	739,087		$86,408
Net deferred fees and other	(1,907)
Total commercial loans	$737,180

At September 30, 2013, our commercial real estate loans held-for-investment totaled $420.9 million, or 10.4 percent of our held-for-investment loan portfolio, our commercial and industrial held-for-investment loan portfolio was $187.6 million, or 4.7 percent of our held-for-investment loan portfolio, and our commercial lease financing loans held-for-investment totaled $15.1 million, or 0.4 percent of our held-for-investment loan portfolio. At December 31, 2012, our commercial real estate held-for-investment loan portfolio totaled $640.3 million, or 11.8 percent of our held-for-investment loan portfolio, our commercial and industrial held-for-investment loan portfolio was $90.6 million, or 1.7 percent of our held-for-investment loan portfolio, and our commercial lease financing held-for-investment loans totaled $6.3 million, or 0.1 percent of our held-for-investment loan portfolio.

The following table sets forth the unpaid principal balance of our commercial loan held-for-investment portfolio at September 30, 2013 by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total
	(Dollars in thousands)
Commercial real estate	$238,086	$10,836	$13,273	$79,153	$80,159	$421,507
Commercial and industrial	734	474	30,598	40,040	116,535	188,381
Commercial lease financing	—	—	3,265	11,441	235	14,941
Total	$238,820	$11,310	$47,136	$130,634	$196,929	$624,829

The average loan balance in our total commercial held-for-investment loan portfolio was approximately $0.8 million for the nine months ended September 30, 2013, with the largest loan being $39.3 million. There are approximately 25 loans with more than $5.0 million of unpaid principal balance and those loans comprised approximately $229.5 million, or 36.7 percent, of the total commercial held-for-investment loan portfolio in the aggregate.

Commercial real estate loans. Our commercial real estate held-for-investment loan portfolio is comprised of loans that are collateralized by real estate properties intended to be income-producing in the normal course of business.

The following table discloses our total unpaid principal balance of commercial real estate held-for-investment loans by geographic concentration.

	September 30, 2013
State	Percent	Amount (1)
	(Dollars in thousands)
Michigan	71.4%	$301,002
California	5.3%	22,477
Indiana	4.9%	20,745
Georgia	4.2%	17,775
Florida	3.8%	15,813
Colorado	2.2%	9,339
Other	8.2%	34,356
Total	100.0%	$421,507

(1)	Unpaid principal balance does not include premiums or discounts.

Commercial and industrial loans. Commercial and industrial held-for-investment loan facilities typically include lines of credit to small or middle market businesses for use in normal business operations to finance working capital needs, equipment purchases and expansion projects.

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

Warehouse lending. We also continue to offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or drawdown on the line is collateralized by the residential first mortgage loan being funded. During the nine months ended September 30, 2013, we subsequently acquired approximately 80.5 percent of residential first mortgage loans funded through the warehouse lines. Underlying mortgage loans are predominately originated using GSE underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more principal officers of the borrower. The aggregate committed amount of adjustable rate warehouse lines of credit granted to other mortgage lenders at September 30, 2013 was $2.1 billion, of which $0.4 billion was outstanding and bearing an average interest rate of 5.1 percent, compared to $2.3 billion committed at December 31, 2012, of which $1.3 billion was outstanding with an average interest rate of 5.4 percent. The levels of outstanding balances of such warehouse lines are generally correlated to the level of our overall production levels because many of our correspondents (from whom we purchase mortgage loans) are also warehouse lending customers. During the nine months ended September 30, 2013, our warehouse lines funded 58.3 percent of the loans in our correspondent channel, as compared to 68.8 percent during the nine months ended September 30, 2012. There were 296 warehouse lines of credit to other mortgage lenders with an average size of $7.1 million at September 30, 2013, compared to 311 warehouse lines of credit with an average size of $7.5 million at December 31, 2012. We had no warehouse lines on non-accrual status at September 30, 2013 and December 31, 2012.

Summary of Operations

Our net income applicable to common stock for the nine months ended September 30, 2013 was $100.7 million ($1.59 per diluted share), compared to $156.9 million ($2.61 per diluted share) for the nine months ended September 30, 2012. The decrease during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was due to the following factors:

•
Net gain on loan sales decreased $394.5 million for the nine months ended September 30, 2013, to $357.4 million, primarily due to lower residential first mortgage rate lock commitments and a lower base gain on sale margin;

•
Net interest margin decreased to 1.71 percent, as compared to 2.28 percent for the nine months ended September 30, 2012, primarily due to the sale of commercial and non-performing mortgage loans, lower average balance on warehouse loans, and lower yield on mortgage loans held-for-sale. This resulted in a net interest income decrease of $77.8 million to $145.4 million for the nine months ended September 30, 2013;

•
Representation and warranty reserve - change in estimate decreased $179.5 million to $51.5 million for the nine months ended September 30, 2013, primarily due to representation and warranty model enhancements implemented in the first quarter of 2012 and lower charge-offs; and

•
Provision for loan losses decreased by $169.7 million from the nine months ended September 30, 2013, to $56.0 million, was primarily due to the refinements in the estimation process that occurred during the first quarter 2012, the release of reserves associated with the second and third quarter 2013 TDR and non-performing loan sales, TDR redefault enhancements and continued normal run-off, partially offset by enhancements made to the allowance for loan losses methodology in the second and third quarters 2013.

Selected Financial Ratios
(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Mortgage loans originated (1)	$7,737,143	$14,513,635	$31,042,635	$38,230,061
Other loans originated	$93,347	$165,668	$235,850	$640,697
Mortgage loans sold and securitized	$8,344,737	$13,876,626	$32,291,437	$37,483,736
Interest rate spread – bank only (2)	1.42%	1.84%	1.51%	2.02%
Net interest margin – bank only (3)	1.68%	2.21%	1.77%	2.33%
Interest rate spread – consolidated (2)	1.39%	1.81%	1.48%	2.00%
Net interest margin – consolidated (3)	1.62%	2.16%	1.71%	2.28%
Average common shares outstanding	56,096,376	55,801,692	56,041,844	55,735,095
Average fully diluted shares outstanding	56,541,089	56,233,165	56,458,898	56,083,757
Average interest earning assets	$10,564,417	$13,476,917	$11,311,033	$13,021,941
Average interest paying liabilities	$9,054,952	$10,737,734	$9,673,571	$10,943,347
Average stockholders' equity	$1,266,267	$1,236,411	$1,226,683	$1,160,031
Return on average assets	0.42%	2.10%	1.03%	1.43%
Return on average equity	4.05%	25.78%	10.95%	18.04%
Efficiency ratio	89.5%	67.3%	77.3%	61.7%
Efficiency ratio (credit-adjusted) (4)	78.0%	46.9%	65.3%	43.8%
Equity/assets ratio (average for the period)	10.26%	8.16%	9.44%	7.93%
Charge-offs to average LHFI	3.96%	2.12%	4.60%	4.83%
Charge-offs to average LHFI, adjusted (5)	1.30%	2.12%	2.65%	4.83%

	September 30, 2013	December 31, 2012	September 30, 2012
Book value per common share	$17.96	$16.12	$17.76
Number of common shares outstanding	56,114,572	55,863,053	55,828,470
Mortgage loans serviced for others	$74,200,317	$76,821,222	$82,414,799
Weighted average service fee (basis points)	29.3	29.2	30.1
Capitalized value of mortgage servicing rights	1.07%	0.93%	0.83%
Ratio of allowance for loans losses to non-performing LHFI (6)(7)	152.6%	76.3%	76.5%
Ratio of allowance for loan losses to LHFI (6)(7)	5.50%	5.61%	4.65%
Ratio of non-performing assets to total assets (bank only)	1.74%	3.70%	3.48%
Equity-to-assets ratio	10.78%	8.23%	8.39%
Tier 1 leverage ratio (to adjusted total assets) (8)	11.98%	9.26%	9.31%
Total risk-based capital ratio (to risk-weighted assets) (8)	27.85%	17.18%	17.58%
Number of banking centers	111	111	111
Number of loan origination centers	45	31	31
Number of employees (excluding loan officers and account executives)	3,069	3,328	3,240
Number of loan officers and account executives	359	334	336

(1)	Includes residential first mortgage and second mortgage loans.

(2)
Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(3)	Net interest margin is the annualized effect of the net interest income divided by that period's average interest-earning assets.

(4)	See Non-GAAP reconciliation.

(5)	Excludes charge-offs of $26.8 million and $65.1 million related to the sale of non-performing loans and TDRs, during the three and nine months ended September 30, 2013, respectively.

(6)	Bank only and does not include non-performing loans held-for-sale.

(7)	Excludes loans carried under the fair value option.

(8)
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

We recognized $42.7 million in net interest income for the three months ended September 30, 2013, which represented a decrease of 41.6 percent, compared to $73.1 million reported for the three months ended September 30, 2012. The $30.4 million decrease for the three months ended September 30, 2013 is primarily due to a decrease in average yield on interest-earning assets and lower average balances of loans held-for-investment and held-for-sale, partially offset by an increase in average interest-earning deposits. Net interest income represented 24.1 percent of our total revenue during the three months ended September 30, 2013, compared to 21.1 percent for the three months ended September 30, 2012.

Interest expense for the three months ended September 30, 2013 decreased to $36.1 million, compared to $46.7 million for three months ended September 30, 2012. The average cost of interest-bearing liabilities decreased 15 basis points to 1.58 percent for the three months ended September 30, 2013 from 1.73 percent for the three months ended September 30, 2012 and the average yield on interest-earning assets decreased 56 basis points, to 2.98 percent for the three months ended September 30, 2013 from 3.54 percent for the three months ended September 30, 2012. As a result, our interest rate spread was 1.39 percent for the three months ended September 30, 2013, compared to 1.81 percent for the three months ended September 30, 2012.

Our consolidated net interest margin for the three months ended September 30, 2013 was 1.62 percent, compared to 2.16 percent for the three months ended September 30, 2012. The Bank had a net interest margin of 1.68 percent for the three months ended September 30, 2013, compared to 2.21 percent for the three months ended September 30, 2012.

For the nine months ended September 30, 2013, we recognized $145.4 million in net interest income, which represented a decrease of 34.9 percent, compared to $223.3 million recorded for the nine months ended September 30, 2012. The $77.9 million decrease for the nine months ended September 30, 2013, is primarily due to a decrease of $1.7 billion in average interest earning assets and yield reductions of 69 basis points on interest-earning assets. Net interest income as a percentage of total revenue was 21.2 percent during the nine months ended September 30, 2013, compared to 23.3 percent for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, we had average interest-earning assets of $11.3 billion, compared to $13.0 billion for the nine months ended September 30, 2012. The decrease in average interest-earning assets is primarily due to a $2.1 billion decrease in average loans held-for-investment from the commercial loan sale and non-performing and TDR loans sales during the nine months ended September 30, 2013. Average interest bearing liabilities totaled $9.7 billion for the nine months ended September 30, 2013, compared to $10.9 billion for the nine months ended September 30, 2012. The decrease reflects a $0.9 billion decrease in average FHLB advances. As a result, our interest rate spread was 1.48 percent for the nine months ended September 30, 2013, compared to 2.00 percent for the nine months ended September 30, 2012.

Our consolidated net interest margin was impacted by the contraction of our interest rate spread during the nine months ended September 30, 2013. The result was a net interest margin for the nine months ended September 30, 2013 of 1.71 percent, compared to 2.28 percent the nine months ended September 30, 2012. The Bank recorded a net interest margin of 1.77 percent for the nine months ended September 30, 2013, compared to 2.33 percent for the nine months ended September 30, 2012.

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

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$2,156,966	$22,348	4.14%	$3,301,860	$30,578	3.70%
Loans repurchased with government guarantees	1,364,949	12,307	3.61%	2,070,813	15,450	2.98%
Loans held-for-investment
Consumer loans (1)	3,412,909	34,711	4.06%	4,717,672	51,078	4.32%
Commercial loans (1)	637,711	6,267	3.85%	1,815,897	17,052	3.67%
Loans held-for-investment	4,050,620	40,978	4.03%	6,533,569	68,130	4.14%
Investment securities available-for-sale or trading	295,923	1,465	1.98%	505,361	4,912	3.89%
Interest-earning deposits and other	2,695,959	1,709	0.25%	1,065,314	672	0.25%
Total interest-earning assets	10,564,417	78,807	2.98%	13,476,917	119,742	3.54%
Other assets	1,775,102			1,680,208
Total assets	$12,339,519			$15,157,125
Interest-Bearing Liabilities
Demand deposits	$394,418	$183	0.18%	$364,612	$246	0.27%
Savings deposits	2,815,893	4,268	0.60%	1,768,897	2,886	0.65%
Money market deposits	314,459	144	0.18%	457,425	530	0.46%
Certificates of deposit	1,787,318	4,068	0.90%	3,227,201	9,847	1.21%
Total retail deposits	5,312,088	8,663	0.65%	5,818,135	13,509	0.92%
Demand deposits	55,571	106	0.76%	107,944	130	0.48%
Savings deposits	163,869	113	0.27%	291,046	404	0.55%
Certificates of deposit	303,329	221	0.29%	375,922	601	0.64%
Total government deposits	522,769	440	0.33%	774,912	1,135	0.58%
Wholesale deposits	72,141	920	5.06%	334,595	3,175	3.77%
Total deposits	5,906,998	10,023	0.67%	6,927,642	17,819	1.02%
Federal Home Loan Bank advances	2,900,519	24,434	3.34%	3,561,532	27,091	3.03%
Other	247,435	1,665	2.67%	248,560	1,753	2.81%
Total interest-bearing liabilities	9,054,952	36,122	1.58%	10,737,734	46,663	1.73%
Other liabilities (2)	2,018,300			3,182,980
Stockholders’ equity	1,266,267			1,236,411
Total liabilities and stockholders' equity	$12,339,519			$15,157,125
Net interest-earning assets	$1,509,465			$2,739,183
Net interest income		$42,685			$73,079
Interest rate spread (3)			1.39%			1.81%
Net interest margin (4)			1.62%			2.16%
Ratio of average interest-earning assets to interest-bearing liabilities			116.7%			125.5%

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

(2)	Includes company controlled deposits that arise due to the servicing of loans for others, which do not bear interest.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets
Loans held-for-sale	$2,795,812	$71,357	3.40%	$2,892,439	$83,912	3.87%
Loans repurchased with government guarantees	1,558,495	40,532	3.47%	2,053,455	49,910	3.24%
Loans held-for-investment
Consumer loans (1)	3,795,003	116,625	4.10%	4,781,021	155,705	4.35%
Commercial loans (1)	668,189	20,798	4.10%	1,802,619	54,150	3.95%
Loans held-for-investment	4,463,192	137,423	4.10%	6,583,640	209,855	4.24%
Investment securities available-for-sale or trading	294,722	5,397	2.44%	644,166	20,333	4.21%
Interest-earning deposits and other	2,198,812	4,145	0.25%	848,241	1,546	0.24%
Total interest-earning assets	11,311,033	258,854	3.05%	13,021,941	365,556	3.74%
Other assets	1,681,689			1,606,255
Total assets	$12,992,722			$14,628,196
Interest-Bearing Liabilities
Demand deposits	$392,695	$627	0.21%	$357,715	$687	0.26%
Savings deposits	2,588,468	13,302	0.69%	1,736,348	9,609	0.74%
Money market deposits	349,016	697	0.27%	475,477	1,766	0.50%
Certificates of deposit	2,353,359	15,914	0.90%	3,142,051	29,992	1.28%
Total retail deposits	5,683,538	30,540	0.72%	5,711,591	42,054	0.98%
Demand deposits	89,416	327	0.49%	100,850	369	0.49%
Savings deposits	213,403	591	0.37%	277,970	1,171	0.56%
Certificates of deposit	395,499	1,372	0.46%	376,628	1,843	0.65%
Total government deposits	698,318	2,290	0.44%	755,448	3,383	0.60%
Wholesale deposits	75,973	2,850	5.01%	343,682	9,689	3.77%
Total Deposits	6,457,829	35,680	0.74%	6,810,721	55,126	1.08%
Federal Home Loan Bank advances	2,968,308	72,766	3.28%	3,884,049	81,870	2.82%
Other	247,435	4,960	2.68%	248,577	5,270	2.83%
Total interest-bearing liabilities	9,673,572	113,406	1.57%	10,943,347	142,266	1.74%
Other liabilities (2)	2,092,467			2,524,818
Stockholders’ equity	1,226,683			1,160,031
Total liabilities and stockholders' equity	$12,992,722			$14,628,196
Net interest-earning assets	$1,637,461			$2,078,594
Net interest income		$145,448			$223,290
Interest rate spread (3)			1.48%			2.00%
Net interest margin (4)			1.71%			2.28%
Ratio of average interest-earning assets to interest-bearing liabilities			116.9%			119.0%

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

	Three Months Ended September 30,
	2013 Versus 2012 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$2,373	$(10,603)	$(8,230)
Loans repurchased with government guarantees	2,123	(5,266)	(3,143)
Loans held-for-investment
Consumer loans (1)	(2,272)	(14,095)	(16,367)
Commercial loans (2)	37	(10,822)	(10,785)
Total loans held-for-investment	(2,235)	(24,917)	(27,152)
Securities available-for-sale or trading	(1,412)	(2,035)	(3,447)
Interest-earning deposits and other	17	1,020	1,037
Total other interest-earning assets	$866	$(41,801)	$(40,935)
Interest-Bearing Liabilities
Demand deposits	$(83)	$20	$(63)
Savings deposits	(316)	1,698	1,382
Money market deposits	(222)	(164)	(386)
Certificates of deposit	(1,409)	(4,370)	(5,779)
Total retail deposits	(2,030)	(2,816)	(4,846)
Demand deposits	40	(64)	(24)
Savings deposits	(116)	(175)	(291)
Certificates of deposit	(265)	(115)	(380)
Total government deposits	(341)	(354)	(695)
Wholesale deposits	222	(2,477)	(2,255)
Total deposits	(2,149)	(5,647)	(7,796)
Federal Home Loan Bank advances	2,344	(5,001)	(2,657)
Other	(80)	(8)	(88)
Total interest-bearing liabilities	$115	$(10,656)	$(10,541)
Change in net interest income	$751	$(31,145)	$(30,394)

(1)	Consumer loans include residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and commercial lease financing loans.

	Nine Months Ended September 30,
	2013 Versus 2012 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$(9,751)	$(2,804)	$(12,555)
Loans repurchased with government guarantees	2,653	(12,031)	(9,378)
Loans held-for-investment
Consumer loans (1)	(6,949)	(32,131)	(39,080)
Commercial loans (2)	228	(33,580)	(33,352)
Total loans held-for-investment	(6,721)	(65,711)	(72,432)
Securities available-for-sale or trading	(3,904)	(11,032)	(14,936)
Interest-earning deposits and other	137	2,462	2,599
Total other interest-earning assets	$(17,586)	$(89,116)	$(106,702)
Interest-Bearing Liabilities
Demand deposits	$(127)	$67	$(60)
Savings deposits	(1,031)	4,724	3,693
Money market deposits	(599)	(470)	(1,069)
Certificates of deposit	(6,537)	(7,541)	(14,078)
Total retail deposits	(8,294)	(3,220)	(11,514)
Demand deposits	1	(43)	(42)
Savings deposits	(307)	(273)	(580)
Certificates of deposit	(564)	93	(471)
Total government deposits	(870)	(223)	(1,093)
Wholesale deposits	722	(7,561)	(6,839)
Total deposits	(8,442)	(11,004)	(19,446)
Federal Home Loan Bank advances	10,234	(19,338)	(9,104)
Other	(286)	(24)	(310)
Total interest-bearing liabilities	$1,506	$(30,366)	$(28,860)
Change in net interest income	$(19,092)	$(58,750)	$(77,842)

(1)	Consumer loans include residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and commercial lease financing loans.

Provision for Loan Losses

The provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.

The provision for loan losses was $4.1 million for the three months ended September 30, 2013, a decrease from $52.6 million for the three months ended September 30, 2012. The decrease in the provision was primarily the result of the release of reserves associated with the third quarter 2013 TDR and non-performing loan sale, TDR redefault enhancements and normal run-off, partially offset by other enhancements to the allowance for loan losses methodology during the three months ended September 30, 2013.

During the nine months ended September 30, 2013, we recorded a provision for loan losses of $56.0 million, as compared to $225.7 million recorded during the nine months ended September 30, 2012. The decrease in the provision during the nine months ended September 30, 2013, was primarily due to the refinements in the estimation process that occurred during the first quarter 2012, the release of reserves associated with the second and third quarter 2013 TDR and non-performing loan sales, TDR redefault enhancements and continued normal run-off, partially offset by enhancements made to the allowance for loan losses methodology in the second and third quarters 2013.

Net charge-offs for the three months ended September 30, 2013 totaled $40.1 million, compared to $34.6 million for the three months ended September 30, 2012. As a percentage of the average loans held-for-investment, annualized net charge-offs for the three months ended September 30, 2013 increased to 3.96 percent from 2.12 percent for the three months ended September 30, 2012, primarily attributable to TDR and non-performing loan sales during the three months ended September 30, 2013.

Net charge-offs for the nine month period ended September 30, 2013 totaled $154.0 million, compared to $238.7 million during the nine months ended September 30, 2012. The decrease was primarily due to the refinements in the estimation process that occurred during the first quarter 2012 from the write-off of all specific valuation allowances to conform with the OCC's application of regulatory guidance as the Bank transitioned to Call Report requirements for March 31, 2012. The impact of the refinements adopted during the first quarter of 2012 resulted in an increase to our allowance for loan loss of $59.0 million in the consumer portfolio and $11.0 million in the commercial portfolio. As a percentage of the average loans held-for-investment, annualized net charge-offs for the nine months ended September 30, 2013 decreased to 4.60 percent from 4.83 percent during the nine months ended September 30, 2012.

See the section captioned "Allowance for Loan Losses" in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The following table sets forth the components of our non-interest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Loan fees and charges	$20,876	$37,359	$84,152	$102,116
Deposit fees and charges	5,410	5,255	15,749	15,216
Loan administration	30,434	11,099	86,947	74,997
Net gain (loss) on trading securities	13	237	85	(2,023)
Net gain on loan sales	75,073	334,427	357,404	751,945
Net transaction costs on sales of mortgage servicing rights	(1,763)	(1,332)	(10,246)	(4,631)
Net gain on securities available-for-sale	—	2,616	—	2,946
Total other-than-temporary impairment (loss) gain	—	—	(8,789)	2,810
Gain (loss) recognized in other comprehensive income before taxes	—	—	—	(5,002)
Net impairment losses recognized in earnings	—	—	(8,789)	(2,192)
Representation and warranty reserve – change in estimate	(5,205)	(124,492)	(51,541)	(231,058)
Other non-interest income	9,458	8,568	65,437	28,132
Total non-interest income	$134,296	$273,737	$539,198	$735,448

Total non-interest income was $134.3 million during the three months ended September 30, 2013, which was a $139.4 million decrease from $273.7 million of non-interest income during the three months ended September 30, 2012. The decrease during the three months ended September 30, 2013, was due to decreases in net gain on loan sales and loan fees and charges, partially offset by increases in loan administration income, and representation and warranty reserve - change in estimate. During the nine months ended September 30, 2013, total non-interest income decreased to $539.2 million, from $735.4 million of non-interest income during the nine months ended September 30, 2012. The changes during the nine months ended September 30, 2013, were primarily due to the same reasons stated above.

Loan fees and charges. Our Community Banking and Mortgage Banking segments both earn loan origination fees and collect other charges in connection with originating residential first mortgages, commercial loans and other consumer loans. For the three months ended September 30, 2013, we recorded loan fees and charges of $20.9 million, a decrease from the $37.4 million recorded during the three months ended September 30, 2012. Loan fees and charges during the nine months ended September 30, 2013 were $84.2 million, compared to $102.1 million recorded during the nine months ended September 30, 2012. The decrease in loan fees and charges during the three and nine months ended September 30, 2013, is primarily due to a decrease in consumer loan originations to $7.8 billion and $31.1 billion, respectively, compared to $14.5 billion and $38.2 billion during the three and nine months ended September 30, 2012, respectively. Commercial loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. We account for substantially all residential first mortgage originations as held-for-sale using the fair value method and no longer apply deferral of non-refundable fees and costs to those loans.

Loan administration. When our Mortgage Banking segment sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee, also referred to herein as loan administration income. Our mortgage servicing rights ("MSRs") are accounted for utilizing the fair value method. See Note 9 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

The following table summarizes loan administration income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Servicing income on residential first mortgage servicing
Servicing fees, ancillary income and charges (1)	$52,558	$53,636	$157,675	$152,878
Fair value adjustments	(18,099)	(74,314)	(3,236)	(165,897)
(Loss) gain on hedging activity	(4,025)	31,777	(67,492)	88,016
Total loan administration	$30,434	$11,099	$86,947	$74,997

(1)	Includes the servicing fees, ancillary income and charges on other consumer mortgage servicing.

The increase in loan administration income during the three months ended September 30, 2013 was primarily attributable to a lower pace of decline in the fair value adjustments of MSRs, offset by losses incurred in our MSR hedging activity. Servicing fees, ancillary income and charges on our residential first mortgage servicing remained essentially unchanged during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The total unpaid principal balance of loans serviced for others at September 30, 2013 was $74.2 billion, compared to $82.4 billion at September 30, 2012.

Loan administration income was $86.9 million for the nine months ended September 30, 2013, compared to $75.0 million during the nine months ended September 30, 2012. The increase was primarily due to a lower pace of decline in the fair value adjustments to our MSRs, partially offset by losses incurred in our MSR hedging activity. During the nine months ended September 30, 2013 and 2012, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $23.4 billion and $3.6 billion, respectively.

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

	Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Net gain on loan sales	$75,073	$144,791	$137,540	$238,953	$344,427
Mortgage rate lock commitments (gross)	$8,340,000	$12,359,000	$12,142,000	$16,242,000	$18,089,000
Loans sold or securitized	$8,344,737	$11,123,821	$12,822,879	$15,610,590	$13,876,627
Net margin on loan sales	0.90%	1.30%	1.07%	1.53%	2.42%
Mortgage rate lock commitments (fallout adjusted) (1)	$6,605,432	$9,837,573	$9,848,417	$12,587,980	$13,972,922
Net margin on mortgage rate lock commitments (fallout adjusted) (1)	1.14%	1.47%	1.40%	1.90%	2.39%

(1)
Fallout adjusted are mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

Net gain on loan sales decreased for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to lower level of mortgage rate lock commitments (given the rising interest rate environment) and a decline in gain on loan sale margin and loan origination volume. For the three months ended September 30, 2013, the gross mortgage rate-lock commitments of $8.3 billion also decreased, compared to $18.1 billion in the three months ended September 30, 2012. Loan sales of $8.3 billion for the three months ended September 30, 2013 decreased, compared to $13.9 billion sold during the three months ended September 30, 2012. The decrease in the gross mortgage rate lock commitments and net gain on loan sales during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012 was reflective of the increase in mortgage interest rates, as well as increased competition in the mortgage market during 2013.

Net gain on loan sales decreased during the nine months ended September 30, 2013, from the nine months ended September 30, 2012. Loan sales decreased to $32.3 billion in loans during the nine months ended September 30, 2013, compared to $37.5 billion sold in the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the mortgage rate lock commitments decreased to $32.8 billion, compared to $50.5 billion in the nine months ended September 30, 2012. The decrease in gain on loan sales was primarily due to a lower volume of mortgage rate lock commitments and a lower gain on sale margin, reflecting lower base production margin, as well as higher hedging costs, loan level pricing adjustments and the impact from guarantee fee changes from the GSEs.

The net gain on loan sale includes changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held-for-investment and provisions to representation and warranty reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to losses of $130.0 million and $77.8 million for the three and nine months ended September 30, 2013, respectively, compared to gains of $5.8 million and $64.0 million during the three and nine months ended September 30, 2012, respectively. The provision for representation and warranty reserve included in net gain on loan sales reflects our initial estimate of losses on probable mortgage repurchases arising from current loan sales and amounted to $3.7 million and $14.6 million for the three and nine months ended September 30, 2013, respectively, compared to $6.4 million and $17.1 million during the three and nine months ended September 30, 2012, respectively.

Net transaction costs on sales of mortgage servicing rights. As part of our business model, our Mortgage Banking segment occasionally sells MSRs in transactions separate from the sale of the underlying loans. We carry our MSRs at fair value. Our income or loss on changes in the valuation of MSRs is recorded through our loan administration income. The gain or loss recognized is the transaction costs and the reserves on the sales completed during the period or adjustments to transaction costs or reserves from prior sales.

For the three months ended September 30, 2013, we recorded costs on sales of MSRs of $1.8 million, compared to $1.3 million for the three months ended September 30, 2012. During the three months ended September 30, 2013, we had no sales on a bulk basis of servicing rights and we sold servicing rights with respect to $40.4 million of mortgage loans when we sold the underlying loans on a servicing released basis. During the three months ended September 30, 2012, we sold $1.2 billion of servicing rights on a bulk basis associated with underlying mortgage loans and $0.1 billion on a servicing released basis.

We recorded costs on sales of MSRs of $10.2 million for the nine months ended September 30, 2013, compared to $4.6 million recorded for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we sold $23.4 billion of servicing rights on a bulk basis associated with underlying mortgage loans and $0.2 billion on a servicing released basis (i.e., sold together with the sale of the underlying loans). During the nine months ended September 30, 2012, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $3.6 billion and on a servicing released basis totaling $0.4 billion. The increase for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily due to an increase in bulk mortgage servicing sales.

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

During the three months ended September 30, 2013, we had no sales of purchased U.S. government sponsored agencies, compared to $4.6 million of purchased U.S. government sponsored agencies resulting in a net gain of $0.5 million during the three months ended September 30, 2012. During the three months ended September 30, 2012 we sold $210.9 million of purchased non-agency CMOs, which included a net gain of $2.2 million. The sale of the remaining non-agency CMOs and seasoned agency securities completed during the three months ended September 30, 2012, resulted in the Company also recognizing $19.9 million of tax benefits representing the recognition of the residual tax effect associated with previously unrealized losses on these securities recorded in other comprehensive income.

During the nine months ended September 30, 2013, we had no sales of purchased U.S. government sponsored agencies, compared to $4.6 million of purchased U.S. government sponsored agencies resulting in a gain of $0.5 million during the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we dissolved the mortgage securitization. During the nine months ended September 30, 2012, we sold $249.1 million of purchased non-agency CMOs, which included a net gain on sale of $2.6 million.

Net impairment loss recognized through earnings. We recognize other-than-temporary impairments ("OTTI") related to credit losses through operations with any remainder recognized through other comprehensive income (loss). All OTTI due to credit losses were recognized as expense in current operations. We previously had OTTI related to the mortgage securitization and non-agency CMOs.

As of June 30, 2013, we dissolved our mortgage securitization and we no longer carry any OTTI associated with the mortgage securitization. During the nine months ended September 30, 2013, we recognized $8.8 million of credit losses with respect to the dissolution of our mortgage securitzation.

As of September 30, 2012 we no longer carry any OTTI associated with the non-agency CMOs. During the three months ending September 30, 2012, we sold our remaining portfolio of non-agency CMOs and for the nine months ended September 30, 2012, there was $2.2 million of credit losses recognized with respect to the non-agency CMOs.

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

Estimating the balance of the representation and warranty reserve involves using assumptions regarding future repurchase request volumes, expected loss severity on these requests and claims appeal success rates. The assumptions used to estimate the representation and warranty reserve contain a level of uncertainty and risk that could have a material impact on the reserve balance if they differ from actual results. For instance, to illustrate the sensitivity, among other factors, of the reserve to adverse changes, if the expected levels of demands in the model assumptions increased or decreased by 20.0 percent at September 30, 2013, the result would be a $23.0 million increase or decrease in the representation and warranty reserve balance. If our loss severity rate increased or decreased by 20.0 percent at September 30, 2013, the result would be a $29.0 million increase or decrease in the representation and warranty reserve balance. In order to estimate the sensitivity of the representation and warranty reserve to a particular factor, the factors varied within the model while keeping the other variables constant. For example, when estimating the impact to the representation and warranty reserve due to a change in expected levels of demands, the level of expected demands for vintages within the model varied by the percentages, holding other factors constant.

During the three months ended September 30, 2013, we recorded an expense of $5.2 million, compared to the $124.5 million expense recorded in the three months ended September 30, 2012. The decrease from the three months ended September 30, 2012 is primarily due to lower level of charge-offs and the completion of certain model enhancements, which updated model assumptions based on more clarity regarding the expected GSE requests for both older and newer vintages that decreased the reserve requirement.

During the nine months ended September 30, 2013, we recorded an expense of $51.5 million, compared to the $231.1 million recorded in the nine months ended September 30, 2012. The decrease from the nine months ended September 30, 2012 is primarily due to lower level of charge-offs and the implementation of certain enhancements within the representation and warranty model in the first quarter 2012.

Other non-interest income. Other non-interest income includes certain miscellaneous fees, including dividends received on Federal Home Loan Bank stock and our fair value adjustment relating to the loans held-for-investment carried under the fair value option.

During the nine months ended September 30, 2013, other non-interest income increased to $65.4 million, compared to $28.1 million during the nine months ended September 30, 2012. The increase from the nine months ended September 30, 2012 is primarily due to a $36.8 million net fair value adjustment during the second quarter 2013 related to the Assured and MBIA settlement agreements. See Note 3 - Fair Value Measurements and Note 19 - Legal Proceedings, Contingencies and Commitments, for further information on the fair value adjustment relating to the litigation settlements.

Non-Interest Expense

The following table sets forth the components of our non-interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Compensation and benefits	$61,552	$67,386	$209,696	$198,776
Commissions	12,099	19,888	44,962	53,193
Occupancy and equipment	18,644	18,833	60,218	54,490
Asset resolution	16,295	12,487	48,661	70,108
Federal insurance premiums	7,910	12,643	26,941	37,071
Loss on extinguishment of debt	—	15,246	—	15,246
Loan processing expense	10,890	15,662	43,390	37,480
Legal and professional expense	19,593	57,209	64,822	87,110
Other non-interest expense	11,453	14,137	30,732	38,261
Total non-interest expense	$158,436	$233,491	529,422	591,735
Efficiency ratio (1)	89.5%	67.3%	77.3%	61.7%
Efficiency ratio (credit-adjusted) (2)	78.0%	46.9%	65.3%	43.8%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.

(2)	Based on efficiency ratios as calculated, less representation and warranty reserve - change in estimate and asset resolution expense, see "Use of Non-GAAP Financial Measures."

The 32.1 percent and 10.5 percent decrease in non-interest expense for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, respectively, was primarily due to decreases in legal and professional fees, commissions, loss on extinguishment of debt, and federal insurance premium expense. In addition, we had an overall decrease in asset resolution expense for the nine months ended September 30, 2013, compared to nine months ended September 30, 2012. During the three months ended September 30, 2013 and September 30, 2012, we had decreases in compensation and benefits and loan processing expense, partially offset by an increase in asset resolution expense. The decreases in both the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, reflect lower variable expenses related to the decrease in mortgage originations, as well as reduced fixed costs as a result of our ongoing initiatives to optimize our cost structure.

The efficiency ratio generally measures how effective the company is operating, measured by dividing non-interest expense by total revenues (net interest income plus non-interest income). Given the significant amount of credit-related costs that flow through our non-interest expense and non-interest income, we show our efficiency ratio on a credit adjusted basis as well. Our efficiency ratio increased to 89.5 percent and 77.3 percent during the three and nine months ended September 30, 2013, respectively, as compared to 67.3 percent and 61.7 percent during the three and nine months ended September 30, 2012, respectively. In each case, the increase in our efficiency ratio was driven primarily by declines in non-interest income and net interest income, both resulting from a decrease in mortgage banking activity.

Compensation and benefits. The $5.8 million decrease in compensation and benefits expense for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to a reduction in annual incentive compensation and a decrease in both headcount and contract employees, both consistent with our ongoing efforts to optimize our cost structure and manage expenses more in line with revenues. For the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, compensation and benefits expense increased $10.8 million, primarily attributable to a higher level of average full-time equivalent employees and an increase reflecting an accrual for severance due to the previously announced outsourcing of our default servicing business, during the nine months ended September 30, 2013. Our full-time equivalent non-commissioned salaried employees decreased at September 30, 2013, overall by 171 from September 30, 2012 to a total of 3,069 at September 30, 2013.

Commissions. Commission expense, which is a variable cost associated with loan originations, totaled $12.1 million, equal to 15 basis points of total loan originations during the three months ended September 30, 2013, compared to $19.9 million, equal to 14 basis points of total loan originations in the three months ended September 30, 2012. The decrease in commissions was primarily due to the decrease in loan originations for the three months ended September 30, 2013. Loan originations decreased to $7.8 billion for the three months ended September 30, 2013 from $14.7 billion for the three months ended September 30, 2012.

During the nine months ended September 30, 2013, commission expense totaled $45.0 million, equal to 14 basis points of total loan originations, compared to $53.2 million, equal to 14 basis points of total loan originations in the nine months ended September 30, 2012. The decrease in commissions is primarily due to a decrease in loan originations during the nine months ended September 30, 2013. Loan originations decreased to $31.3 billion for the nine months ended September 30, 2013 from $38.9 billion in the nine months ended September 30, 2012.

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

For the three months ended September 30, 2013 asset resolution expenses increased $3.8 million to $16.3 million, as compared to $12.5 million during the three months ended September 30, 2012. The increase was primarily due to the third quarter 2012 HUD-coordinated market auction of loans repurchased with government guarantees, which resulted in an expense reduction of $7.8 million during the three months ended September 30, 2012.

For the nine months ended September 30, 2013, asset resolution expense decreased $21.4 million to $48.7 million, compared to $70.1 million for the nine months ended September 30, 2012. The decrease was primarily due the third quarter 2012 HUD-coordinated market auction of loans repurchased with government guarantees, which resulted in an expense reduction of $7.8 million and decreases in debenture interest expense on government insured loans, agency fee accruals and commercial and residential real estate owned valuations, primarily due to improvement in home prices.

Federal insurance premiums. Our FDIC insurance expense decreased for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The $4.7 million decrease was primarily due to a reduction in our accrual for expense based on lower estimates of our assessment base. For the nine months ended September 30, 2013, our FDIC insurance premiums were $26.9 million, compared to $37.1 million for the nine months ended September 30, 2012. Our assessment rate reflected improvement in risk assessment values related to balance sheet liquidity and lower underperforming assets, and a decrease in our average total assets used in the calculation of our assessment base.

Loss on extinguishment of debt. The $15.2 million in loss on extinguishment of debt during the third quarter 2012, is the result of the penalties paid for the prepayment of $500.0 million of FHLB advances.

Loan processing expense. Loan processing expense decreased to $10.9 million for the three months ended September 30, 2013, compared to $15.7 million for the three months ended September 30, 2012, primarily due to a $6.8 billion decrease in loan originations during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. During the nine months ended September 30, 2013 loan processing expense increased to $43.4 million, compared to $37.5 million for the nine months ended September 30, 2012, reflecting increases in contract underwriting expenses and costs related to the transfer of loans due to servicing sales for the nine months ended September 30, 2013.

Legal and professional expense. Legal and professional expense decreased to $19.6 million during the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to a $39.9 million decrease in our legal settlement reserve for pending and threatened litigation and lower expenses related to our vendor management and procurement initiatives, partially offset a $5.2 million increase in legal settlement expense related to the fair value of the DOJ litigation.

During the nine months ended September 30, 2012 legal and professional expense decreased overall to $64.8 million, compared to $87.1 million for the nine months ended September 30, 2012. The decrease was primarily due to a $48.3 million decrease in legal settlement reserve for pending and threatened litigation and lower expenses related to our vendor management and procurement initiatives, partially offset by $8.6 million increase in legal settlement expense related to the DOJ litigation and an $18.1 million increase in consultant fee expense.

Provision for Federal Income Taxes

During the three months ended September 30, 2013, the net provision for federal income taxes as a percentage of pre-tax income was 1.5 percent, compared to a benefit of 33.6 percent for the three months ended September 30, 2012. During the nine months ended September 30, 2013, the net benefit for federal income taxes as a percentage of pre-tax income was 5.9 percent, compared to a benefit of 14.1 percent for the nine months ended September 30, 2012. For each year, the benefit for federal income taxes varies from statutory rates primarily because of a change in balance to our valuation allowance for net deferred tax assets.

During the second quarter 2013, as a result of the MBIA Settlement Agreement, the FSTAR 2006-1 mortgage securitization, which was recorded as available-for-sale investment securities, was collapsed and we then transferred the second mortgage loans associated with the mortgage securitization trust to our loans held-for-investment portfolio at fair value and dissolved the FSTAR 2006-1 mortgage securitization trust. In conjunction with this, we also recognized $6.1 million of tax benefits representing the recognition of the residual tax effect associated with previously unrealized losses on this security.

During the third quarter 2012, we sold our remaining non-agency CMOs and seasoned agency securities. As a result of the sale of these securities, the Company also recognized $19.9 million of tax benefit representing the recognition of the residual tax effect associated with previously unrealized losses on these securities recorded in other comprehensive income.

Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, a deferred tax asset is recorded for net operating loss carry forwards, tax accounting differences and unused tax credits. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

We had a $300.3 million and $341.9 million valuation allowance against deferred tax assets as of September 30, 2013 and December 31, 2012, respectively. We will continue to regularly assess the realizability of our deferred tax assets. In doing so, we consider historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. Our evaluation is based on current tax laws as well as our expectations of future performance. Changes in historical earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance, which will impact our income tax expense in the period we determine that these factors have changes. See Note 17 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

OPERATING SEGMENTS

Overview

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 20 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements, herein, for a full understanding of our consolidated financial performance.

The operating segments are based on an internally-aligned segment leadership structure, which is how the results are monitored and performance assessed. We have three major operating segments: Mortgage Banking, Community Banking and Other. The Mortgage Banking segment originates, acquires, sells and services mortgage loans. The origination and acquisition of mortgage loans is the majority of the lending activity. Mortgage loans are originated through home lending centers, national call centers, the Internet, unaffiliated banks and mortgage brokerage companies, where the net interest income and the gains from sales associated with these loans are recognized in the Mortgage Banking segment. Also, the Mortgage Banking segment services mortgage loans for others and sells MSRs into the secondary market. The Community Banking segment originates loans to and collects deposits from consumer and business customers through Commercial, Business, Government and Branch Banking groups. Products offered through these groups include checking accounts, savings accounts, money market accounts, certificates of deposit, investment and insurance services, consumer loans and commercial loans. Other financial services available to consumer and commercial customers include lines of credit, revolving credit, customized treasury management solutions, equipment leasing, inventory and accounts receivable lending and capital markets services such as interest rate risk protection products. The Other segment includes corporate treasury, income and expense impact of equity and cash, the effect of eliminations of transactions between segments, tax benefits not assigned to specific operating segments, the impact of interest rate risk management, the impact of balance sheet funding activities, charges or credits of unusual or infrequent nature that are not reflective of the normal operations of the operating segments and miscellaneous other expenses of a corporate nature. Each operating segment supports and complements the operations of the other, with funding for the Mortgage Banking segment primarily provided by deposits obtained through Community Banking and with the Community Banking segment providing warehouse lines of credit to mortgage originators, most of which sell loans to the Mortgage Banking segment. A discussion of our three operating segments is set forth below.

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

The net income (loss) by operating segment is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Mortgage Banking	$52,984	$91,169	$184,008	$253,365
Community Banking	(10,915)	3,109	(43,122)	(46,660)
Other	(27,797)	(13,168)	(35,804)	(45,518)
Total net income	$14,272	$81,110	$105,082	$161,187

The selected average balances by operating segment are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Average loans held-for-sale
Mortgage Banking	$2,145,245	$3,301,860	$2,575,561	$2,892,439
Community Banking	11,721	—	220,251	—
Average loans held-for-investment
Mortgage Banking	$2,902,511	$3,387,490	$3,102,363	$3,635,764
Community Banking	981,358	3,138,425	1,299,410	2,939,249
Other	166,751	7,654	61,419	8,627
Average total assets
Mortgage Banking	$7,381,508	$9,683,973	$8,238,110	$9,553,388
Community Banking	1,327,466	3,279,824	1,743,516	3,054,209
Other	3,630,545	2,193,328	3,011,096	2,020,599
Average interest-bearing deposits
Community Banking	$5,887,049	$6,655,728	$6,436,520	$6,532,189
Other	19,949	271,914	21,309	278,532
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net interest income	$40,150	$49,054	$125,904	$145,026
Provision for loan losses	2,290	(50,785)	(33,471)	(181,123)
Net gain on loan sales	74,968	334,248	357,009	751,426
Representation and warranty reserve - change in estimate	(5,205)	(124,492)	(51,541)	(231,058)
Other non-interest income	52,837	46,595	159,908	168,330
Asset resolution	(14,091)	(12,853)	(47,208)	(63,974)
Other non-interest expense	(97,965)	(150,598)	(326,593)	(335,262)
Net income	$52,984	$91,169	$184,008	$253,365
Average balances
Total loans held-for-sale	$2,145,245	$3,301,860	$2,575,561	$2,892,439
Total loans held-for-investment	2,902,511	3,387,490	3,102,363	3,635,764
Total assets	7,381,508	9,683,973	8,238,110	9,553,388

The Mortgage Banking segment net income decreased $38.2 million during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. This decrease was primarily due to a decrease in net gain on loan sales from lower residential first mortgage originations, partially offset by a decrease in non-interest expense, representation and warranty reserve - change in estimate and provision for loan losses. The decreases in net gain on loan sales was primarily due to lower residential first mortgage rate lock commitments and a lower base gain on sale margin during the three months ended September 30, 2013. The decrease in the representation and warranty reserve - change in estimate for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, was primarily due to lower level of charge-offs and the completion of certain enhancements within the representation and warranty model that decreased the reserve requirement. The decrease in the provision for loan losses for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, was primarily due to continued run-off of the portfolio, refinement of the qualitative factors and the release of reserves resulting from the sale of TDR and non-performing loans.

The Mortgage Banking segment net income decreased $69.4 million during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. This decrease was primarily due to a decrease in mortgage loan originations resulting in lower net gain on loan sales during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The decrease in the representation and warranty reserve - change in estimate for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, is primarily due to lower level of charge-offs and the implementation of certain enhancements within the representation and warranty model in the first quarter 2012. The decrease in the provision for loan losses for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily due to continued run-off of the portfolio, model enhancements of the qualitative factors and the release of reserves resulting from the sale of TDR and non-performing loans.

For the three months ended September 30, 2013, other non-interest income decreased to $52.8 million, as compared to $46.6 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, other non-interest income decreased to $159.9 million, as compared to $168.3 million for the nine months ended September 30, 2012.

Net loan fees and charges, included in other non-interest income, decreased to $19.5 million for the three months ended September 30, 2013, as compared to $34.2 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, net loan fees and charges decreased to $78.2 million, as compared to $93.3 million for the nine months ended September 30, 2012.

Also included in other non-interest income, net servicing revenue, which is the combination of net loan administration income (including the off-balance sheet hedges of MSRs) and the gain (loss) on trading securities (i.e., the on-balance sheet hedges of MSRs), increased to $43.9 million for the three months ended September 30, 2013, as compared to $11.2 million for the three months ended September 30, 2012, primarily due to a lower pace of decline in fair value adjustments to our MSRs and partially offset by a decrease in hedge performance gain during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Net servicing revenue increased to $100.4 million for the nine months ended September 30, 2013, as compared to $72.8 million for the nine months ended September 30, 2012.

Community Banking

Our Community Banking segment's two strategic responsibilities are providing a stable funding source for the Mortgage Banking segment and operating as a standalone, profitable line of business. The groups within the Community Banking segment originate consumer loans, commercial loans and warehouse loans, gather consumer, business and governmental deposits, offer investment and insurance services and offer liquidity management products. The liquidity management products include customized treasury management solutions, equipment and technology leasing, international services, capital markets services such as interest rate risk protection products, foreign exchange hedging, and trading of securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net interest income	$25,489	$40,385	$84,412	$113,413
Provision for loan losses	(6,343)	(1,810)	(22,559)	(44,573)
Non-interest income	9,445	11,343	29,822	31,562
Non-interest expense	(39,506)	(46,809)	(134,797)	(147,062)
Net (loss) income	$(10,915)	$3,109	$(43,122)	$(46,660)
Average balances
Total loans held-for-investment	$981,358	$3,138,425	$1,299,410	$2,939,249
Total assets	1,327,466	3,279,824	1,743,516	3,054,209
Total interest-bearing deposits	5,887,049	6,655,728	6,436,520	6,532,189

The Community Banking segment reported a net loss of $10.9 million for the three months ended September 30, 2013, compared to net income of $3.1 million for the three months ended September 30, 2012, a decrease of $14.0 million. This decrease was primarily due to a reduction in net interest income as a result of lower average warehouse loans due to a decline in mortgage loan originations during the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

During the nine months ended September 30, 2013, the Community Banking segment reported a $3.5 million decrease in net loss as compared to the nine months ended September 30, 2012. The decrease in net loss was primarily due to the $22.0 million decrease in provision for loan losses during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, partially offset by a decrease in net interest income as a result of lower average commercial and warehouse loans due to a decrease in loan originations during the nine months ended September 30, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net interest expense	$(22,954)	$(16,360)	$(64,868)	$(35,149)
Non-interest income	2,251	6,043	44,000	15,188
Non-interest expense	(6,874)	(23,231)	(20,824)	(45,437)
Income (loss) before taxes	(27,577)	(33,548)	(41,692)	(65,398)
Benefit (provision) for income taxes	(220)	20,380	5,888	19,880
Net loss	$(27,797)	$(13,168)	$(35,804)	$(45,518)
Average balances
Total assets	$3,630,545	$2,193,328	$3,011,096	$2,020,599

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

For the three months ended September 30, 2013, the Other segment net loss increased by $14.6 million, as compared to the three months ended September 30, 2012. The increase was primarily due to a $20.6 million reduction in provision for income taxes, relating to the tax benefit representing the recognition of the residual tax effect associated with the previously unrealized losses on the non-agency CMOs sold during the three months ended September 30, 2012.

For the nine months ended September 30, 2013, Other segment net loss decreased by $9.7 million, as compared to the nine months ended September 30, 2012. The decreased net loss was primarily due to the prepayment penalty from the early retirement of Federal Home Loan Bank advances in the nine months ended September 30, 2012, offset by a decrease in the benefit for income taxes.

Analysis of Items on Statements of Financial Condition

Assets

Interest-earning deposits. Interest-earning deposits, on which we earn a minimal interest rate, increased $1.6 billion at September 30, 2013 compared to December 31, 2012, primarily due to the additional funds received from the Northeast-based commercial loans sales completed in the first quarter 2013 and the non-performing and TDR loan sales completed in the second and third quarter 2013, and lower mortgage loan origination volume.

Trading securities. Trading securities are comprised of U.S. Treasury bonds. Changes to the fair value of trading securities are recorded in the Consolidated Statements of Operations, in Item 1. Financial Statements herein. U.S. Treasury bonds held in trading are distinguished from those investment securities available-for-sale and were previously based upon the intent of management to use them as an offset against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge. At September 30, 2013 and December 31, 2012 there were $50.1 million and $170.1 million, respectively, in trading securities. The decrease was due to the sale of $120.0 million of U.S. Treasury bonds during the nine months ended September 30, 2013. The U.S. Treasury bonds were originally purchased to meet collateral pledging requirements. During the second quarter 2012, the U.S. Treasury bonds were sold, due to the increase in our cash accounts and no longer in need of collateral, as well as, the yield was unattractive relative to alternatives. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Investment securities available-for-sale. Investment securities available-for-sale comprised of U.S. government sponsored agencies, mortgage securitization and municipal obligations, increased from $184.4 million at December 31, 2012, to $495.4 million at September 30, 2013. The increase was primarily due to the purchase of $436.6 million in U.S. government sponsored agencies and municipal obligations during the nine months ended September 30, 2013. The investment securities available-for-sale were purchased as part of our strategy to redeploy a portion of our liquid cash into higher yielding, yet very liquid, investment alternatives. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Loans held-for-sale. Essentially all of our mortgage loans produced are sold into the secondary market on a whole loan basis or by securitizing the loans into securities. At September 30, 2013, we held loans held-for-sale of $1.9 billion, which was a decrease of $2.0 billion from $3.9 billion held at December 31, 2012. The decrease in the balance of loans held-for-sale was primarily due to a decrease in mortgage loan originations, driven by an increase in interest rates, the first quarter 2013 loan sales related to the agreement to sell the Northeast commercial loans and the sale of non-performing and TDR loans during the second and third quarter 2013. We continue to de-risk our balance sheet through loan sales and other opportunities. For further information on loans held-for-sale, see Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Loans repurchased with government guarantees. Pursuant to Ginnie Mae servicing guidelines, we have the unilateral option to repurchase certain delinquent loans securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, we must treat the loans as having been repurchased and recognize the loans on the Consolidated Statements of Financial Condition, in Item 1. Financial Statements herein, and also recognize a corresponding deemed liability for a similar amount. If the loans are actually repurchased, we eliminate the corresponding liability. At September 30, 2013, the amount of such loans actually repurchased totaled $1.2 billion and were classified as loans repurchased with government guarantees. These loans which we have not yet repurchased but had the unilateral right to repurchase totaled $15.4 million and were classified as loans held-for-sale. At December 31, 2012, the amount of such loans actually repurchased totaled $1.8 billion and were classified as loans repurchased with government guarantees, and those loans which we have not yet repurchased but had the unilateral right to repurchase totaled $72.4 million and were classified as loans held-for-sale. The balance of this portfolio has continued to decrease during 2013, driven primarily by reductions in repurchases, normal pay-downs, re-sales and accelerated dispositions. The reduction in this portfolio will help contribute to lower asset resolution costs.

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

Loans held-for-investment. Our largest category of earning assets consists of loans held-for-investment. Loans held-for-investment consist of residential first mortgage loans that are not held for resale (usually shorter duration and adjustable rate loans and second mortgages), warehouse loans to other mortgage lenders, HELOC, other consumer loans, commercial real estate loans, commercial and industrial loans and commercial lease financing loans. Loans held-for-investment decreased from $5.4 billion at December 31, 2012, to $4.0 billion at September 30, 2013, primarily due to warehouse loans declining 71.0 percent to $390.3 million at September 30, 2013, compared to December 31, 2012, reflecting the decrease in mortgage loan originations. Residential first mortgage loans decreased to $2.5 billion, primarily due to the sale of non-performing and TDR loans. Commercial real estate loans decreased to $420.9 million at September 30, 2013 from $640.3 million at December 31, 2012, primarily due to the sale of TDR and non-performing loans and payoffs and charge-offs. These decreases were partially offset by an increase in commercial and industrial loans to $187.6 million at September 30, 2013 from $90.6 million at December 31, 2012. Loans held-for-investment includes $250.3 million and $20.2 million of loans value under the fair value option at September 30, 2013 and December 31, 2012, respectively. At June 30, 2013, we recorded $73.3 million of second mortgage loans and $170.5 million of HELOC loans at fair value as a result of the settlement agreements with MBIA and Assured, respectively. For information relating to the concentration of credit of our loans held for investment, see Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement, herein.

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

The following table sets forth certain information about our non-performing assets as of the end of each of the last five quarters.
NON-PERFORMING LOANS AND ASSETS

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Non-performing loans held-for-investment	$94,062	$161,725	$223,388	$254,582	$289,468
Non-performing TDRs	21,104	24,025	56,498	60,516	55,396
Non-performing TDRs at inception but performing for less than six months	23,638	72,186	89,417	84,728	54,084
Total non-performing loans held-for-investment	138,804	257,936	369,303	399,826	398,948
Real estate and other non-performing assets, net	66,530	86,382	114,356	120,732	119,468
Non-performing assets held-for-investment, net	205,334	344,318	483,659	520,558	518,416
Non-performing loans held-for-sale	3,099	3,351	394	1,835	2,086
Total non-performing assets including loans held-for-sale	$208,433	$347,669	$484,053	$522,393	$520,502
Ratio of non-performing assets to total assets (bank only)	1.74%	2.71%	3.70%	3.70%	3.48%
Ratio of non-performing loans held-for-investment to loans held-for-investment	3.46%	5.74%	7.79%	7.35%	6.09%
Ratio of allowance to non-performing loans held-for-investment (1)	152.6%	94.2%	78.5%	76.3%	76.5%
Ratio of allowance for loan losses to loans held-for-investment (1)	5.50%	5.75%	6.11%	5.61%	4.65%
Ratio of net charge-offs to average loans held-for-investment (annualized) (1) (2)	3.96%	6.96%	2.93%	3.18%	2.12%
Ratio of non-performing assets to loans held-for-investment and repossessed assets	5.03%	7.52%	9.96%	9.36%	7.77%

(1)	Excludes loans carried under the fair value option.

(2)	Includes charge-offs of $26.8 million and $38.3 million related to the sale of non-performing loans and TDRs, during the three months ended September 30, 2013 and June 30, 2013, respectively.

The following table sets forth the activity for unpaid principal balance, which does not include premiums or discounts, of non-performing commercial assets, primarily commercial real estate and commercial and industrial loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Beginning balance	$98,537	$183,738	$139,128	$145,006
Additions	2,104	55,870	115,849	239,720
Returned to performing	—	(241)	—	(11,411)
Principal payments	(11,021)	(28,038)	(83,378)	(50,008)
Sales	(41,248)	(22,702)	(89,340)	(39,839)
Charge-offs, net of recoveries	(4,811)	(11,050)	(35,350)	(97,548)
Valuation write-downs	(3,300)	(1,351)	(6,648)	(9,694)
Ending balance	$40,261	$176,226	$40,261	$176,226

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

At September 30, 2013, we had $208.4 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $138.8 million of loans were non-performing held-for-investment. At December 31, 2012, we had $499.1 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $399.8 million of loans were non-performing held-for-investment. During the nine months ended September 30, 2013, we sold $508.3 million of unpaid principal balance of non-performing and TDR loans. The decrease from December 31, 2012 to September 30, 2013 was primarily due to the second and third quarter 2013 non-performing and TDR loan sales.

Consumer loans. As of September 30, 2013, non-performing consumer loans totaled $123.3 million, a decrease from $313.4 million at December 31, 2012, primarily due to the second and third quarter 2013 non-performing and TDR loan sales. Net charge-offs in consumer loans totaled $35.2 million and $118.7 million for the three and nine months ended September 30, 2013, respectively, compared to $23.5 million and $154.1 million for the three and nine months ended September 30, 2012, respectively, primarily due to charge-offs of $26.8 million and $65.1 million related to the sale of non-performing and TDR loans during the three and nine months ended September 30, 2013, respectively.

Commercial loans. As of September 30, 2013, non-performing commercial loans totaled $15.5 million, a decrease of from $86.4 million at December 31, 2012, primarily driven by charge-offs, net run-off and transfers to repossessed assets. Non-performing commercial as a percentage of the commercial loans, decreased to 2.5 percent in September 30, 2013 from 11.7 percent at December 31, 2012, primarily due to continued work-outs. Net charge-offs in commercial loans totaled $4.8 million and $35.3 million for the three and nine months ended September 30, 2013, respectively, which was a decrease from $11.1 million and $84.6 million for the three and nine months ended September 30, 2012, respectively, primarily due to the first quarter 2013 commercial loan sales.

Troubled debt restructurings (held-for-investment)

Troubled debt restructurings ("TDRs") are modified loans in which a concession not otherwise available is provided to a borrower experiencing financial difficulties. Our ongoing loan modification efforts to assist homeowners and other borrowers continued to increase our overall balance of TDRs. Non-performing TDRs were 15.2 percent and 36.3 percent of total non-performing loans at September 30, 2013 and December 31, 2012, respectively.

TDRs can be classified as either performing or non-performing. Non-performing TDRs are included in non-accrual loans and performing TDRs are excluded from non-accrual loans because it is probable that all contractual principal and interest due under the restructured terms will be collected. Within consumer non-performing loans, residential first mortgage TDRs were 33.5 percent of residential first mortgage non-performing loans at September 30, 2013, compared to 45.9 percent at December 31, 2012. The level of modifications that were determined to be TDRs in these portfolios is expected to result in elevated non-performing loan levels for longer periods, because TDRs remain in non-performing status until a borrower has made at least six consecutive months of payments under the modified terms, or ultimate resolution occurs. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments. Although many of the TDRs continue to be performing, we have increased our reserve on TDRs, which also increased the allowance for loan losses.

	TDRs Held-for-Investment
	Performing	Non-performing	Total
	(Dollars in thousands)
September 30, 2013
Consumer loans (1)	$387,671	$42,457	$430,128
Commercial loans (2)	268	2,284	2,552
Total TDRs	$387,939	$44,741	$432,680
December 31, 2012
Consumer loans (1)	$588,475	$143,188	$731,663
Commercial loans (2)	1,287	2,056	3,343
Total TDRs	$589,762	$145,244	$735,006

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $85.5 million and $159.0 million at September 30, 2013 and December 31, 2012, respectively.

(2)
Commercial loans include: commercial real estate, commercial and industrial and commercial lease financing loans. The allowance for loan losses on commercial TDR loans totaled $0.1 and $0.3 million at September 30, 2013 and December 31, 2012, respectively.

The following table sets forth the activity during each of the periods presented with respect to performing TDRs and non-performing TDRs.

	TDRs Held-for-Investment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Performing	(Dollars in thousands)
Beginning balance	$451,097	$576,097	$589,761	$517,176
Additions	7,394	26,035	52,479	105,175
Transfer to non-performing TDR	(9,250)	(14,495)	(33,023)	(68,079)
Transfer from non-performing TDR	5,068	34,290	39,002	95,460
Principal repayments	(989)	(2,266)	(6,253)	(14,582)
Reductions (1)	(65,381)	(5,376)	(254,027)	(20,865)
Ending balance	$387,939	$614,285	$387,939	$614,285
Non-performing
Beginning balance	$96,211	$133,088	$145,245	$196,585
Additions	6,969	14,322	44,451	54,294
Transfer from performing TDR	9,250	14,495	33,023	68,079
Transfer to performing TDR	(5,068)	(34,290)	(39,002)	(95,460)
Principal repayments	(669)	(982)	(7,218)	(40,399)
Reductions (1)	(61,952)	(17,153)	(131,758)	(73,619)
Ending balance	$44,741	$109,480	$44,741	$109,480

(1)	Includes loans paid in full or otherwise settled, sold or charged off.

The following table sets forth information regarding past due loans at the dates listed. At September 30, 2013, 84.9 percent of all past due loans were loans in which we had a first lien position on residential real estate, compared to 77.3 percent at December 31, 2012.

Days Past Due	September 30, 2013	December 31, 2012
	(Dollars in thousands)
30 – 59 days
Consumer loans
Residential first mortgage (1)	$46,862	$62,445
Second mortgage (1)	1,010	1,171
HELOC (1)	2,804	2,484
Other	500	587
Commercial loans
Commercial real estate (1)	—	6,979
Total 30-59 days past due	51,176	73,666
60 – 89 days
Consumer loans
Residential first mortgage (1)	14,201	16,693
Second mortgage (1)	646	727
HELOC (1)	3,353	910
Other	44	248
Commercial loans
Commercial real estate (1)	208	6,990
Total 60-89 days past due	18,452	25,568
Greater than 90 days
Consumer loans
Residential first mortgage (1)	115,832	306,486
Second mortgage (1)	1,906	3,724
HELOC (1)	5,387	3,025
Other	164	183
Commercial loans
Commercial real estate (1)	11,076	86,367
Commercial and industrial	—	41
Commercial lease financing	4,439	—
Total greater than 90 days past due	138,804	399,826
Total past due loans (2)	$208,432	$499,060

(1)	Includes loans that are secured by real estate.

(2)	Includes loans carried under the fair value option of $6.9 million at September 30, 2013.

The following table sets forth information regarding non-performing loans (i.e., greater than 90 days past due loans) as to which we have ceased accruing interest.

	September 30, 2013
	Investment Loan Portfolio	Non- Accrual Loans	As a % of Loan Specified Portfolio	As a % of Non- Accrual Loans
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,478,599	$115,832	4.7%	83.4%
Second mortgage	174,383	1,906	1.1%	1.4%
Warehouse lending	390,348	—	—%	—%
HELOC	307,552	5,387	1.8%	3.9%
Other consumer	39,043	164	0.4%	0.1%
Total consumer loans	3,389,925	123,289	3.6%	88.8%
Commercial loans
Commercial real estate	420,879	11,076	2.6%	8.0%
Commercial and industrial	187,639	—	—%	—%
Commercial lease financing	15,064	4,439	29.5%	3.2%
Total commercial loans	623,582	15,515	2.5%	11.2%
Total loans (1)	$4,013,507	$138,804	3.5%	100.0%
Less allowance for loan losses	(207,000)
Total loans held-for-investment, net	$3,806,507

(1)	Includes $0.4 million of non-accrual second mortgage and $2.8 million of non-accrual HELOC loans, respectively, carried under the fair value option at September 30, 2013.

The following table sets forth the performing and non-accrual residential first mortgage loans by year of origination (i.e., vintage) and the total amount of unpaid principal balance loans outstanding at September 30, 2013.

	September 30, 2013
Vintage	Performing Loans	Non-Accrual Loans	Balance
	(Dollars in thousands)
Pre-2005	$682,129	$10,909	$693,038
2005	514,108	11,375	525,483
2006	185,645	11,267	196,912
2007	669,220	43,236	712,456
2008	87,409	26,477	113,886
2009	37,843	6,757	44,600
2010	25,067	2,394	27,461
2011	39,860	2,851	42,711
2012	30,392	566	30,958
2013	66,853	—	66,853
Total loans	$2,338,526	$115,832	$2,454,358
Net deferred fees and other			24,241
Total residential first mortgage loans			$2,478,599

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

The allowance for loan losses includes specific reserves for impaired loans, non-specific reserves for losses inherent on non-impaired loans utilizing the Company's loss history by specific product, or if the product is not sufficiently seasoned, peer loss data. The loss history is normally a one to two year rolling average updated periodically as new data becomes available. In addition to the loss history, the Company will also include a qualitative adjustment that considers economic risks, industry and geographic concentrations and other factors not adequately captured in the Company's loss methodology. Our procedure is to recognize losses through charge-offs when there is a high likelihood of loss after considering the borrower's financial condition, underlying collateral and guarantees, and the finalization of collection activities.

The allowance for loan losses was $207.0 million and $305.0 million at September 30, 2013 and December 31, 2012, respectively. The decrease in the allowance for loan losses was driven primarily by the charge-off of reserves related to non-performing and TDR loans sold during the second and third quarter 2013 and decreased reserves from normal loan run-off.

The allowance for loan losses as a percentage of non-performing loans increased to 152.6 percent at September 30, 2013 from 76.3 percent at December 31, 2012, which was primarily due to non-performing and TDR loan sales during the second and third quarter 2013 and normal loan run-off in the commercial non-performing portfolio.

The allowance for loan losses as a percentage of loans held-for-investment decreased to 5.50 percent as of September 30, 2013 from 5.61 percent as of December 31, 2012, primarily due to continued run-off of the portfolio, including the second and third quarter 2013 non-performing and TDR loan sales and an overall improvement in the credit quality of the loan portfolio during 2013 (delinquency improvement, reduction in non-performing loans, lower charge-off levels, improvements in FICO and LTV in the retail portfolio, further reductions in the older vintages in the commercial and retail portfolios).

The allowance for loan losses is considered adequate based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.

	September 30, 2013
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Percentage to Total Allowance
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,459,323	65.3%	$146,577	70.9%
Second mortgage	105,124	2.8%	18,695	9.0%
Warehouse lending	390,348	10.4%	408	0.2%
HELOC	145,790	3.9%	9,107	4.4%
Other	39,043	1.0%	2,130	1.0%
Total consumer loans	3,139,628	83.4%	176,917	85.5%
Commercial loans
Commercial real estate	420,879	11.2%	26,492	12.8%
Commercial and industrial	187,639	5.0%	3,495	1.7%
Commercial lease financing	15,064	0.4%	96	—%
Total commercial loans	623,582	16.6%	30,083	14.5%
Total consumer and commercial loans (1)	$3,763,210	100.0%	$207,000	100.0%
(1)     Excludes loans carried under the fair value option.

The following table set forth certain information regarding our allowance for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Beginning balance	$243,000	$287,000	$305,000	$318,000
Provision for loan losses	4,053	52,595	56,030	225,696
Charge-offs
Consumer loans
Residential first mortgage (1)	(34,666)	(23,999)	(123,456)	(142,001)
Second Mortgage	(1,534)	(3,990)	(5,522)	(13,330)
Warehouse lending	(45)	—	(45)	—
HELOC	(872)	(1,483)	(3,745)	(12,159)
Other consumer	(1,341)	(892)	(2,627)	(2,810)
Total consumer loans	(38,458)	(30,364)	(135,395)	(170,300)
Commercial loans
Commercial real estate	(8,419)	(15,532)	(42,931)	(91,842)
Commercial and industrial	(302)	(12)	(302)	(1,616)
Total commercial loans	(8,721)	(15,544)	(43,233)	(93,458)
Total charge offs	(47,179)	(45,908)	(178,628)	(263,758)
Recoveries
Consumer loans
Residential first mortgage	2,256	5,899	14,296	13,031
Second mortgage	348	428	825	1,716
HELOC	143	44	705	394
Other consumer	470	448	844	1,055
Total consumer loans	3,217	6,819	16,670	16,196
Commercial loans
Commercial real estate	3,860	4,461	7,862	8,797
Commercial and industrial	49	33	66	69
Total commercial loans	3,909	4,494	7,928	8,866
Total recoveries	7,126	11,313	24,598	25,062
Charge-offs, net of recoveries	(40,053)	(34,595)	(154,030)	(238,696)
Ending balance	$207,000	$305,000	$207,000	$305,000
Net charge-off ratio	3.96%	2.12%	4.60%	4.83%
Net charge-off ratio, adjusted (1)	1.30%	2.12%	2.65%	4.83%

(1)	Excludes charge-offs of $26.8 million and $65.1 million related to the sale of non-performing loans and TDRs, during the three and nine months ended September 30, 2013, respectively.

Mortgage servicing rights. At September 30, 2013, MSRs included residential MSRs at fair value amounting to $797.0 million, compared to $710.8 million at December 31, 2012. During the nine months ended September 30, 2013 and 2012, we recorded additions to our MSRs of $323.2 million and $370.0 million, respectively. Also, during the nine months ended September 30, 2013, we reduced the amount of MSRs by $233.7 million related to bulk servicing sales, $87.4 million related to loans that paid off during the period and an increase in the fair value of MSRs of $84.2 million resulting from the realization of expected cash flows and market driven changes, primarily as a result of increases in mortgage loan rates that led to an expected decrease in prepayment speeds. During the nine months ended September 30, 2012, we reduced the amount of MSRs by $27.8 million related to bulk servicing sales, $101.5 million related to loans that paid off during the period, and a decrease in the fair value of MSRs of $64.3 million resulting from the realization of expected cash flows and market driven changes, primarily as a result of decreases in mortgage loan rates that led to an expected increase in prepayment speeds. Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs included in Tier 1 capital. We intend to reduce the our MSR concentration in future periods as it relates to the exclusion from our allowable capital levels under Basel III. See Note 9 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein. Our ratio of MSRs to Tier 1 capital is 56.8 percent at September 30, 2013. See "Use of Non-GAAP Financial Measures."

The principal balance of the loans underlying our total MSRs was $74.2 billion at September 30, 2013, compared to $76.8 billion at December 31, 2012, with the decrease primarily attributable to our bulk servicing sales of $23.4 billion in underlying loans during the nine months ended September 30, 2013, partially offset by loan origination activity for the nine months ended September 30, 2013.

Repossessed assets. Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held-for-investment portfolio at the lower of cost or market value, less disposal costs. Management decides whether to rehabilitate the property or sell it "as is" and whether to list the property with a broker. The decrease in repossessed assets from December 31, 2012 to September 30, 2013, was primarily due to a decrease in new repossessed assets and a non-performing loan sale resulting in an additional $31.8 million reduction during the nine months ended September 30, 2013.

The following table provides the activity for repossessed assets during each of the past five quarters.

	Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Beginning balance	$86,382	$114,356	$120,732	$119,468	$107,235
Additions	12,447	15,274	30,952	35,688	41,259
Disposals	(32,299)	(43,248)	(37,328)	(34,424)	(29,026)
Ending balance	$66,530	$86,382	$114,356	$120,732	$119,468

Federal Home Loan Bank stock. At September 30, 2013, holdings of Federal Home Loan Bank stock remained unchanged from $301.7 million at December 31, 2012. Once purchased, Federal Home Loan Bank shares must be held for five years before they can be redeemed. As a member of the Federal Home Loan Bank, we are required to hold shares of Federal Home Loan Bank stock in an amount equal to at least 1.0 percent of aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0 percent of our Federal Home Loan Bank advances, whichever is greater.

Premises and equipment. Premises and equipment, net of accumulated depreciation increased $10.1 million from $219.1 million at December 31, 2012 to $229.1 million at September 30, 2013. The increase was primarily due to software implementation and building improvements.

Derivatives. We write and purchase interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated activity represented 100.0 percent of total interest rate swap contracts at September 30, 2013 and December 31, 2012. Customer-initiated trading derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts resulting in no net exposure to us, outside of counterparty performance. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. See Note 10 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

The following table provides derivative activity for the three and nine months ended September 30, 2012 and 2013.

	Interest Rate Contracts (Notional Amount)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	( Dollars in thousands)
Beginning balance	$138,923	$117,293	$202,492	$64,720
Additions	19,274	57,753	33,362	111,457
Maturities/amortizations	(3,645)	(1,395)	(9,449)	(2,526)
Terminations	—	—	(71,853)	—
Ending balance	$154,552	$173,651	$154,552	$173,651
Other assets. Other assets decreased $109.0 million from December 31, 2012 to September 30, 2013. This was primarily due to a decrease in accrued interest receivable, a reduction in servicing sales receivables and a decrease in agency loans advances.

Accrued interest receivable, which is included in other assets, decreased $42.7 million from December 31, 2012 to September 30, 2013 from $92.0 million to $49.3 million, respectively. This was primarily due to our interest-earning assets declining by $2.3 billion to $9.9 billion at September 30, 2013, as compared to $12.2 billion at December 31, 2012, primarily due to the sales of commercial and troubled debt restructured loans. We typically collect interest in the month following the month in which it is earned.

Liabilities

Deposits. Our deposits consist of four primary categories: retail deposits, government deposits, wholesale deposits and company controlled deposits. Total deposit accounts decreased $1.6 billion, or 19.8 percent at September 30, 2013, from December 31, 2012, primarily due to decreases in certificates of deposits and government deposits.

We call on local governmental agencies, and other public units, as an additional source for deposit funding. These deposit accounts include $228.4 million of certificates of deposit with maturities typically less than one year and $327.6 million in checking and savings accounts at September 30, 2013.

We generate deposits from our retail banking network and no longer purchase wholesale deposits. Wholesale deposits continued to run-off during the nine ended September 30, 2013 and decreased by $43.5 million from December 31, 2012.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not currently bear interest.

We participate in the Certificates of Deposit Account Registry Service ("CDARS") program, through which certain customer certificates of deposit ("CD") are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50.0 million. At September 30, 2013, $403.2 million of total CDs were enrolled in the CDARS program, with $386.4 million originating from public entities and $35.7 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $6.3 million from public entities and $396.9 million from retail customers at September 30, 2013. We reduced our reliance on CDARS deposits at September 30, 2013, with total CDARS balances declining $744.7 million from December 31, 2012.

We continue to increase our core deposit accounts and improve our mix of deposits. The overall need for deposit funding declined in the third quarter 2013, consistent with the slow-down in mortgage originations. This has allowed us to run-off higher costing deposits, as we continue to have success in bringing in core checking, savings and money market accounts.

The composition of our deposits was as follows.

	September 30, 2013			December 31, 2012
	(Dollars in thousands)
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
Retail deposits
Demand accounts	$721,039	0.08%	10.8%	$681,983	0.16%	8.2%
Savings accounts	2,911,966	0.53%	43.9%	2,108,170	0.72%	25.4%
Money market demand accounts	298,474	0.17%	4.5%	401,853	0.41%	4.8%
Certificates of deposit (1)	1,436,279	0.85%	21.6%	3,175,481	0.93%	38.3%
Total retail deposits	5,367,758	0.53%	80.8%	6,367,487	0.74%	76.7%
Government deposits
Demand accounts	160,881	0.28%	2.4%	98,890	0.38%	1.2%
Savings accounts	166,695	0.27%	2.5%	263,841	0.53%	3.2%
Certificates of deposit	228,378	0.33%	3.4%	456,347	0.57%	5.5%
Total government deposits (2)	555,954	0.30%	8.3%	819,078	0.53%	9.9%
Wholesale deposits	55,881	4.75%	0.8%	99,338	4.41%	1.2%
Company controlled deposits (3)	669,692	—%	10.1%	1,008,392	—%	12.2%
Total deposits (4)	$6,649,285	0.50%	100.0%	$8,294,295	0.68%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.0 billion and $2.3 billion at September 30, 2013 and December 31, 2012, respectively.

(2)	Government deposits include funds from municipalities and schools.

(3)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $1.7 billion and $1.9 billion at September 30, 2013 and December 31, 2012, respectively.

Federal Home Loan Bank advances. Federal Home Loan Bank advances decreased $0.3 billion to $2.9 billion at September 30, 2013 from December 31, 2012. We rely upon advances from the Federal Home Loan Bank as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of Federal Home Loan Bank advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources. During the nine months ended September 30, 2013, we had an increase in funds available from other sources, including proceeds from the sale of commercial and residential first mortgage non-performing and TDR loans, which reduced the need for the short-term borrowings from Federal Home Loan Bank.

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

As of June 30, 2013, following the Assured Settlement Agreement, we reconsolidated the debt associated with the HELOC securitizations at fair value. We were determined to be the primary beneficiary of VIEs associated with HELOC securitizations which are consolidated in the Consolidated Financial Statements, in Item 1. Financial Statements herein. We acquired all remaining HELOC loans, the proceeds of which were used by the trust to repay outstanding debt. The total fair value of the VIE long-term debt is $113.0 million as of September 30, 2013.

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

During the third quarter of 2013, we made enhancements to the assumptions of the repurchase and makewhole putback mix based on recent behavior of the GSEs. In addition, we made enhancements to the loss severity rate assumptions for post 2008 vintages by taking into account HPI data as published by the FHFA to update LTVs along with leveraging data from the most recent 12 month of repossessed asset sales. The enhancements resulted in a net decrease in the representation and warranty reserve of $11.0 million.

Activity in the representation and warranty reserve during the last five quarters is provided in the table below.

	Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(Dollar in thousands)
Beginning balance	$185,000	$185,000	$193,000	$202,000	$161,000
Provision for new loans sales	3,719	5,052	5,817	7,285	6,432
Provision adjustment for previous estimates	5,205	28,941	17,396	25,231	124,492
Charge-offs, net of recoveries	(19,924)	(33,993)	(31,213)	(41,516)	(89,924)
Ending balance	$174,000	$185,000	$185,000	$193,000	$202,000

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

	Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Fannie Mae	2,105	3,765	2,572	1,659	1,224
Freddie Mac	1,687	742	803	1,595	1,664
Total	3,792	4,507	3,375	3,254	2,888

During the nine months ended September 30, 2013, we had $361.6 million in Fannie Mae new repurchase demands and $166.9 million in Freddie Mac new repurchase demands. The following table summarizes the amount of quarterly new repurchase demands we have received by loan origination year.

	Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)
2005 and prior	$26,497	$21,666	$22,926	$13,927	$15,649
2006	22,647	22,448	27,945	31,851	23,462
2007	42,827	64,433	120,478	84,612	113,280
2008	22,102	27,493	52,461	38,048	57,230
2009-2013	12,509	16,484	25,574	34,509	49,767
Total	$126,582	$152,524	$249,384	$202,947	$259,388
Number of accounts	804	800	1,239	1,025	1,316

The following table summarizes the aggregate amount of pending repurchase demands at the end of each quarterly period noted.

	Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Period end balance	$155,159	$114,965	$186,970	$224,182	$425,570
Percent non-agency (approximately)	0.7%	1.6%	0.2%	0.3%	0.1%

The following table summarizes the trends with respect to key model attributes and assumptions for estimating the representation and warranty reserve.

	September 30, 2013	December 31, 2012
	(Dollars in Thousands)
Unpaid principal balance of loans sold (1)	$239,100,000	$215,000,000
Loan file review as percentage of unpaid principal balance	14.2%	12.5%
Repurchase demand rate	12.3%	14.4%
Actual repurchase rate (2)	40.5%	38.6%
Loss severity rate (2)	23.8%	35.0%

(1)	Includes servicing sold with recourse.

(2)	Weighted average of the appeals loss rate. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Other liabilities. Other liabilities primarily consist of a reserve for possible contingent liabilities, undisbursed payments, escrow accounts, forward agency and derivative liability and the Ginnie Mae liability resulting from the recognition of our unilateral right to repurchase certain mortgage loans currently included in Ginnie Mae securities. Other liabilities decreased at September 30, 2013, from December 31, 2012, primarily due to a $283.0 million decrease in undisbursed payments liability from $365.2 million at December 31, 2012 to $82.2 million at September 30, 2013. These amounts represent payments received from borrowers for interest, principal and related loan charges which have not been remitted to investors. The Ginnie Mae liability totaled $15.4 million and $72.4 million at September 30, 2013 and December 31, 2012, respectively. These amounts are for certain loans sold to Ginnie Mae, as to which we have not yet repurchased, but have the unilateral right to do so. With respect to such loans sold to Ginnie Mae, a corresponding asset was included in loans held-for-sale. Escrow accounts totaled $51.2 million and $39.7 million at September 30, 2013 and December 31, 2012, respectively. Escrow accounts are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowners insurance and other insured product liabilities. For further information on our loans held-for-sale, see Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Other liabilities also included an accrual for possible contingent liabilities. As of September 30, 2013, our total accrual for contingent liabilities was $31.7 million, which decreased from December 31, 2012, primarily due to the Litigation Settlements with MBIA and Assured. See Note 19 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Capital Resources and Liquidity

Our principal uses of funds include loan originations and operating expenses. At September 30, 2013, we had outstanding rate-lock commitments to lend $3.4 billion in mortgage loans, compared to $6.6 billion at December 31, 2012. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.9 billion at September 30, 2013 and $1.6 billion at December 31, 2012.

Capital. We had net income of $100.7 million during the nine months ended September 30, 2013. We did not pay any cash dividends on our common stock during the nine months ended September 30, 2013 or during the year ended December 31, 2012. On February 19, 2008, our board of directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OCC of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by our board of directors of the proposed capital distribution. The 30-day period allows the OCC to determine whether or not the distribution would not be advisable. Because we are under the Consent Order, we currently must seek approval from the OCC prior to making a capital distribution from the Bank. In addition, under the Supervisory Agreement, the Company agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions.

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

At September 30, 2013, the Bank was considered "well-capitalized" for regulatory purposes. The following table shows the regulatory capital ratios as of the dates indicated. These ratios are applicable to the Bank only.

	September 30, 2013		December 31, 2012		September 30, 2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (to adjusted tangible assets)	$1,402,423	11.98%	$1,295,841	9.26%	$1,379,701	9.31%
Total adjusted tangible asset base (1)	$11,708,635		$13,999,636		$14,819,100
Tier 1 capital (to risk weighted assets)	$1,402,423	26.57%	$1,295,841	15.90%	$1,379,701	16.31%
Total capital (to risk weighted assets)	1,470,060	27.85%	1,400,126	17.18%	1,487,851	17.58%
Risk weighted asset base (1)	$5,278,254		$8,146,771		$8,461,130

(1)	Based on adjusted total assets for purposes of core capital and risk-weighted assets for purposes of total risk-based capital.

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

Borrowings. The Federal Home Loan Bank provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the Federal Home Loan Bank using approved loan types as collateral. At September 30, 2013, we had an authorized line of credit of $7.0 billion that could be utilized to the extent we provide sufficient collateral. At September 30, 2013, we had available collateral sufficient to access $3.3 billion of the line and as to which we had $2.9 billion of advances outstanding.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At September 30, 2013, we had pledged commercial and industrial loans amounting to $41.0 million with a lendable value of $23.9 million. At December 31, 2012, we had pledged commercial and industrial loans amounting to $122.1 million with a lendable value of $77.9 million. The decrease in the available loan collateral was due to the commercial loan sales during the nine months ended September 30, 2013. At September 30, 2013 and December 31, 2012, we had no borrowings outstanding against this line of credit.

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions inherent in those policies are critical to an understanding of our Consolidated Financial Statements, in Item 1. Financial Statements herein. These policies relate to: (a) fair value measurements; (b) the determination of our allowance for loan losses; (c) the determination of our representation and warranty reserve; and (d) the determination of the accrual for pending and threatened litigation. We believe the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements, in Item 1. Financial Statements herein, are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements, in Item 1. Financial Statements herein, to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2012, which is available on our website, www.flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at www.sec.gov.

Variable Interest Entities

As a result of the Assured Settlement Agreement, we elected the fair value option for the assets and liabilities of consolidated VIEs related to the HELOC securitizations. This option is generally elected for newly consolidated VIEs for which predominantly all of our interests, prior to consolidation, are carried at fair value with changes in fair value recorded to earnings. Accordingly, such an election allows us to continue fair value accounting through earnings for those interests and eliminate income statement mismatch otherwise caused by differences in the measurement basis of the consolidated VIEs assets and liabilities.

Consolidated VIEs at September 30, 2013 consisted of the HELOC securitization trusts formed in 2005 and 2006. We have determined the trusts are VIEs and has concluded that we are the primary beneficiary of these trusts because we have the power to direct the activities of the entity that most significantly affect the entity's economic performance and has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The change in the consolidated VIE was a result of the Assured Settlement Agreement. A VIE is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. On a quarterly basis, we will reassesses whether we have a controlling financial interest in and is the primary beneficiary of a VIE. The quarterly reassessment process considers whether we have acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances.

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

Non-performing assets / Tier 1 + Allowance for Loan Losses. The ratio of non-performing assets to Tier 1 and allowance for loan losses divides the total level of non-performing assets held for investment by Tier 1 capital (to adjusted total assets), as defined by bank regulations, plus allowance for loan losses. We believe these measurements are meaningful measures of capital adequacy used by investors, regulators, management and others to evaluate the adequacy of capital in comparison to other companies within the industry.

Mortgage servicing rights to Tier 1 capital ratio. The ratio of mortgage servicing rights to Tier 1 capital divides the total mortgage servicing rights by Tier 1 capital, as defined by bank regulations. We believe these measurements are meaningful measures of capital adequacy, especially in relation to the level of our mortgage servicing rights. This ratio allows our investors, regulators, management and other parties to measure the adequacy and quality of our mortgage servicing rights and capital, in comparison to other companies within our industry.

The following table displays the calculation for the non-GAAP measures.

Non-GAAP Reconciliation
(Dollars in thousands)
(Unaudited)

	Three Months Ended					Nine Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	September 30, 2013	September 30, 2012
Pre-tax, pre-credit-cost income
Income (loss) before tax provision	$14,492	$61,095	$23,607	$(88,577)	$60,730	$99,194	$141,307
Add back
Provision for loan losses	4,053	31,563	20,415	50,351	52,595	56,030	225,696
Asset resolution	16,295	15,921	16,445	21,241	12,487	48,661	70,108
Other than temporary impairment on available-for-sale investments	—	8,789	—	—	—	8,789	2,192
Representation and warranty reserve - change in estimate	5,205	28,940	17,395	25,231	124,492	51,541	231,058
Write down of transferors' interest	—	—	174	780	118	174	1,771
Total credit-related-costs	$25,553	$85,213	$54,429	$97,603	$189,692	$165,195	$530,825
Pre-tax, pre-credit-cost income	$40,045	$146,308	$78,036	$9,026	$250,422	$264,389	$672,132

Efficiency ratio (credit-adjusted)
Net interest income (a)	$42,685	$47,096	$55,669	$73,941	$73,079	$145,448	$223,290
Non-interest income (b)	134,296	219,959	184,943	285,795	273,737	539,198	735,448
Representation and warranty reserve - change in estimate (c)	5,205	28,940	17,395	25,231	124,492	51,541	231,058
Adjusted income	$182,186	$295,995	$258,007	$384,967	$471,308	$736,187	$1,189,796
Non-interest expense (d)	158,436	174,397	196,590	397,962	233,491	529,422	591,735
Asset resolution expense (e)	(16,295)	(15,921)	(16,445)	(21,241)	(12,487)	(48,661)	(70,108)
Adjusted non-interest expense	$142,141	$158,476	$180,145	$376,721	$221,004	$480,761	$521,627
Efficiency ratio (d/(a+b))	89.5%	65.3%	81.7%	110.6%	67.3%	77.3%	61.7%
Efficiency ratio (credit-adjusted) ((d-e)/((a+b)+c)))	78.0%	53.5%	69.8%	97.9%	46.9%	65.3%	43.8%

	September 30, 2013	December 31, 2012	September 30, 2012
Non-performing assets / Tier 1 capital + allowance for loan losses
Non-performing assets	$205,334	$520,558	$518,416
Tier 1 capital (to adjusted total assets) (1)	1,402,423	1,295,841	1,379,701
Allowance for loan losses	207,000	305,000	305,000
Tier 1 capital + allowance for loan losses	$1,609,423	$1,600,841	$1,684,701
Non-performing assets / Tier 1 capital + allowance for loan losses	12.8%	32.5%	30.8%

Mortgage servicing rights to Tier 1 capital ratio	September 30, 2013	December 31, 2012	September 30, 2012
Mortgage servicing rights	797,029	710,791	686,799
Tier 1 capital (to adjusted total assets) (1)	1,402,423	1,295,841	1,379,701
Mortgage servicing rights to Tier 1 capital ratio	56.8%	54.9%	49.8%

(1)	Represents Tier 1 capital for the Bank.

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

Financial instruments used to manage interest rate risk include financial derivative products such as interest rate swaps and forward sales commitments. Further discussion of the use of and the accounting for derivative instruments is included in Note 10 of the Notes to Consolidated Financial Statements, in Item 1 Financial Statements, herein. All of our derivatives are accounted for at fair market value. All mortgage loan production originated for sale is accounted for on a fair value basis.

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

Net Portfolio Value ("NPV") analysis provides a fair value of the balance sheet in alternative interest rate scenarios. The NPV does not take into account management intervention and assumes the new rate environment is constant and the change is instantaneous.

The following table is a summary of the changes in our NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off‑balance sheet instruments. The interest rate scenarios presented in the table include interest rates at September 30, 2013 and December 31, 2012 and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at September 30, 2013 and December 31, 2012, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this "natural business hedge" historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the NPV framework. Further, there can be no assurance that this natural business hedge would positively affect the net portfolio value in the same manner and to the same extent as in the past.

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

September 30, 2013					December 31, 2012
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change
300	$1,207	11.0%	$38	3.3%	300	$1,006	7.5%	$(223)	(18.1)%
200	$1,219	10.9%	$50	4.3%	200	$1,139	8.4%	$(91)	(7.4)%
100	$1,214	10.7%	$45	3.9%	100	$1,228	8.9%	$(2)	—%
Current	$1,169	10.1%	$—	—%	Current	$1,230	8.8%	$—	—%
(100)	$1,111	9.5%	$(58)	(5.0)%	(100)	$1,150	8.3%	$(80)	(6.5)%

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

Item 4. Controls and Procedures

(a)
Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of September 30, 2013 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.

(b)
Changes in Internal Controls. During the quarter ended September 30, 2013, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, the Company is party to legal proceedings incident to its business. See Note 19 of the Notes to Consolidated Financial Statements, in Item 1 Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended September 30, 2013.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended September 30, 2013.

Item 3. Defaults upon Senior Securities

The Company had no defaults on senior securities.

The following sets forth arrearage of the payment of dividends on preferred stock.

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock") the Company may defer payments of dividends. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of September 30, 2013, the amount of the arrearage on the dividend payments of the Series C Preferred Stock was $26.1 million.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2013, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date: October 30, 2013	/s/ Alessandro DiNello
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

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2013, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.