Form 10-K
period 2013-12-31
FLAGSTAR BANCORP INC
filed 2014-03-05
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16577
(Exact name of registrant as specified in its charter)

Michigan	38-3150651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (248) 312-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes        No  ☒

The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sale price ($13.96 per share) as reported on the New York Stock Exchange on June 30, 2013, was approximately $277.7 million. The registrant does not have any non-voting common equity shares.
As of March 3, 2014, 56,221,056 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

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

(1)
General business and economic conditions, including unemployment rates, movements in interest rates, the slope of the yield curve, any increase in mortgage fraud and other related activity and the further decline of asset values in certain geographic markets, that affect us or our counterparties;

(2)
Volatile interest rates, and our ability to effectively hedge against them, which could affect, among other things, (i) the mortgage business, (ii) our ability to originate loans and sell assets at a profit, (iii) prepayment speeds, (iv) our cost of funds and (v) investments in mortgage servicing rights;

(3)	The adequacy of our allowance for loan losses and our representation and warranty reserves;

(4)	Changes in accounting standards generally applicable to us and our application of such standards, including in the calculation of the fair value of our assets and liabilities;

(5)	Our ability to borrow funds, maintain or increase deposits or raise capital on commercially reasonable terms or at all and our ability to achieve or maintain desired capital ratios;

(6)
Changes in material factors affecting our loan portfolio, particularly our residential mortgage loans, and the market areas where our business is geographically concentrated or further loan portfolio or geographic concentration;

(7)
Changes in, or expansion of, the regulation of financial services companies and government-sponsored housing enterprises, including new legislation, regulations, rulemaking and interpretive guidance, enforcement actions, the imposition of fines and other penalties by our regulators, the impact of existing laws and regulations, new or changed roles or guidelines of government-sponsored entities, changes in regulatory capital ratios, and increases in deposit insurance premiums and special assessments of the Federal Deposit Insurance Corporation;

(8)
Our ability to comply with the terms and conditions of the Supervisory Agreement with the Board of Governors of the Federal Reserve and the Bank’s ability to comply with the Consent Order with the Office of Comptroller of the Currency, and our ability to address matters raised by our regulators, including Matters Requiring Attention and Matters Requiring Immediate Attention, if any;

(9)	The Bank’s ability to make capital distributions and our ability to pay dividends on our capital stock or interest on our trust preferred securities;

(10)
Our ability to attract and retain senior management and other qualified personnel to execute our business strategy, including our entry into new lines of business, our introduction of new products and services and management of risks relating thereto, and our competing in the mortgage loan originations and servicing and commercial and retail banking lines of business;

(11)	Our ability to satisfy our servicing and subservicing obligations and manage repurchases and indemnity demands by mortgage loan purchasers, guarantors and insurers;

(12)	The outcome and cost of defending current and future legal or regulatory litigation, proceedings or investigations;

(13)
Our ability to create and maintain an effective risk management framework and effectively manage risk, including, among other things, market, interest rate, credit and liquidity risk, including risks relating to the cyclicality and seasonality of our mortgage banking business, litigation and regulatory risk, operational risk, counterparty risk and reputational risk;

(14)	The control by, and influence of, our majority stockholder;

(15)
A failure of, interruption in or cybersecurity attack on our network or computer systems, which could impact our ability to properly collect, process and maintain personal data and system integrity with respect to funds settlement;

(16)	Our ability to meet our forecasted earnings such that we are able to realize the benefits of reversing our deferred tax allowance, or the need to increase the valuation allowance in future periods;

(17)
Our compliance with the terms and conditions of the agreement with the U.S. Department of Justice and the impact of compliance with that agreement and our ability to accurately estimate the financial impact of that agreement, including the fair value and timing of the future payments; and

(18)	The downgrade of the long-term credit rating of the U.S. by one or more ratings agencies could materially affect global and domestic financial markets and economic conditions.

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such factor on our business.

Please also refer to Part I, Item 1A of this Annual Report on Form 10-K, which is incorporated by reference herein, for further information on these and other factors affecting us.

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

Where we say "we," "us," or "our," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference to "we," "us," or "our" will include our wholly-owned subsidiary Flagstar Bank, FSB (the "Bank").

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At December 31, 2013, our total assets were $9.4 billion, making us the largest bank headquartered in Michigan and one of the top ten largest savings banks in the United States. Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBC." We are considered a controlled company for NYSE purposes, because MP Thrift Investments, L.P. ("MP Thrift") held approximately 63.4 percent of our common stock as of December 31, 2013.

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

Our primary business is conducted through our Mortgage Banking segment, in which we originate or purchase residential first mortgage loans throughout the country and sell them into securitization pools, primarily to Fannie Mae, Federal Home Loan Mortgage Corporation ("Freddie Mac") and Government National Mortgage Association ("Ginnie Mae") (collectively, the "Agencies") or as whole loans. Approximately 99.2 percent of our total loan originations during the year ended December 31, 2013 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale to the Agencies. Our revenue primarily consists of net gain on loan sales, loan fees and charges, net loan administration income, and interest income from residential first mortgage loans held-for-investment and held-for-sale, and second mortgage loans held-for-investment. At December 31, 2013, we originated residential first mortgage loans through our wholesale relationships with approximately 1,100 mortgage brokers and approximately 1,000 correspondents, which were located in all 50 states. At December 31, 2013, we also operated 39 home loan centers located in 19 states, which primarily originate one-to-four family residential first mortgage loans as part of our Mortgage Banking segment. We also originate mortgage loans through referrals from our banking centers, consumer direct call center and our website, www.flagstar.com. The combination of our home lending, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential first mortgage loan products. Our servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, assisting homeowners through loss mitigation activities, and accounting for and remitting principal and interest payments to mortgage-backed securities investors and escrow payments to third parties.

Our business also includes the activities conducted through our Community Banking segment, in which our revenue includes net interest income and fee-based income from community banking services. At December 31, 2013, we operated 111 banking centers in Michigan (of which 12 were located in retail stores). Of the 111 banking centers, 68 facilities were owned and 43 facilities were leased. During the first quarter 2014, we relocated one and closed five banking centers to better align the branch structure with the Company's focus on key market areas and to improve banking center efficiencies. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and businesses. We provide deposit and cash management services to governmental units on a relationship basis. We leverage our banking centers to cross-sell loans, deposit products and insurance and investment services to existing customers and to increase our customer base by attracting new customers. At December 31, 2013, we had a total of $6.1 billion in deposits, including $4.9 billion in retail deposits, $0.6 billion in company controlled deposits and $0.6 billion in government deposits.

At December 31, 2013, we had 3,253 full-time equivalent salaried employees of which 359 were account executives and loan officers.

Reversal of Valuation Allowance on Deferred Tax Asset

During the fourth quarter 2013, we reversed 100 percent of the valuation allowance on our federal deferred tax asset ("DTA") and a portion of our state DTA, which had been previously established as of September 30, 2009 and which had increased since that time due to subsequently incurred operating losses. As a result of the DTA reversal, net income was increased due to the recording of a $416.3 million benefit for income taxes during the year ended December 31, 2013. As of January 1, 2013, this benefit was comprised of a $355.8 million DTA valuation allowance reversal, or $6.29 per diluted share, and the current period benefit for income taxes of $60.5 million during the year ended December 31, 2013.

Settlements with Fannie Mae and Freddie Mac

During the fourth quarter 2013, we announced that we had entered into and executed separate settlement agreements with each of Fannie Mae and Freddie Mac to resolve substantially all of the repurchase requests and obligations associated with loans originated between January 1, 2000 and December 31, 2008 and sold to Fannie Mae and Freddie Mac. The Fannie Mae total resolution amount was $121.5 million, and after paid claim credits and other adjustments, we paid $93.5 million to Fannie Mae. The Freddie Mac total resolution amount was $10.8 million, and after paid claim credits and other adjustments, we paid $8.9 million to Freddie Mac. As a result of these settlements, we released approximately $24.9 million of previously accrued reserves.

Sale of Mortgage Servicing Rights

On December 18, 2013, we entered into a definitive agreement to sell $40.7 billion unpaid principal balance of our MSR portfolio to Matrix Financial Services Corporation ("Matrix"), a wholly owned subsidiary of Two Harbors Investment Corp. Covered under the agreement are certain mortgage loans serviced for both Fannie Mae and Ginnie Mae, originated primarily after 2010. Simultaneously, we entered into an agreement with Matrix to subservice the residential mortgage loans covered under the agreement to sell. The sales transaction closed on December 18, 2013 and the MSRs were thereafter transferred on that date.

Agreement with U.S. Department of Justice

On February 24, 2012, we announced that the Bank had entered into an agreement (the "DOJ Agreement") with the U.S. Department of Justice ("DOJ") relating to certain underwriting practices associated with loans insured by the Federal Housing Administration ("FHA") of the Department of Housing and Urban Development ("HUD"). The Bank and the DOJ entered into the DOJ Agreement pursuant to which the Bank agreed to comply with all applicable HUD and FHA rules related to its continued participation in the direct endorsement lender program, make an initial payment of $15.0 million within 30 business days of the effective date of the DOJ Agreement, make payments of approximately $118.0 million contingent upon the occurrence of certain future events (as further described below) (the "Additional Payments"), and complete a monitoring period by an independent third party chosen by the Bank and approved by HUD. The Additional Payments will occur if and only if each of the following events happen:

•
we generate positive income for a sustained period, such that part or all of our DTA, which was previously offset by a valuation allowance, is more likely than not to be realized, as evidenced by the reversal of the DTA valuation allowance in accordance with U.S. GAAP;

•
we are able to include capital derived from the reversal of the DTA valuation allowance in our Tier 1 capital, as limited by the regulatory capital requirements administered by the U.S. bank regulatory agencies; and

•
our obligation to repay the $266.7 million in preferred stock held by the U.S. Treasury under the TARP Capital Purchase Program has been either extinguished or excluded from Tier 1 capital for purposes of calculating the Tier 1 capital ratio as described in the paragraph below.

Upon the occurrence of each of the events described above, and provided doing so would not violate any banking regulatory requirement or the OCC does not otherwise object, we will begin making Additional Payments provided that (i) each annual payment would be equal to the lesser of $25.0 million or the portion of the Additional Payments that remains outstanding after deducting prior payments, and (ii) no obligation arises until our call report as filed with the OCC, including any amendments thereto, for the period ending at least six months prior to the making of such Additional Payments, reflects a minimum Tier 1 capital ratio, after excluding any un-extinguished portion of the preferred stock issued in connection with our participation in the TARP Capital Purchase Program, of 11 percent (or higher ratio if required by regulators).

As noted above, as part of the settlement, we agreed to make payments totaling $118.0 million, contingent upon the occurrence of certain future events, including the reversal of the valuation allowance on the DTA. As a result of the fourth quarter 2013 reversal of the DTA valuation allowance and our view that the other conditions had been satisfied or would be satisfied in the near future upon the passage of time, we determined that the fair value liability associated with the DOJ settlement had increased by $61.0 million, in addition to the quarterly management estimates. The total fair value of the DOJ settlement liability was $93.0 million at December 31, 2013, as compared to $19.1 million at December 31, 2012. The fair value of the Additional Payments could increase or decrease in the future, depending on certain factors, and therefore, may affect earnings in future quarters. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for the key assumptions used in valuing the litigation settlement.

Preferred Stock and Warrant

On December 18, 2012, the U.S. Treasury announced its intention to auction, during 2013, the preferred stock of a number of institutions, including us, which the U.S. Treasury had purchased in 2009 under the Troubled Asset Relief Program ("TARP") Capital Purchase Program. The auction of our Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock"), closed on March 28, 2013. The U.S. Treasury also auctioned the warrant to purchase up to approximately 645,138 shares of our common stock, par value $0.01 per share (the "Common Stock") at an exercise price of $62.00 per share (the "Warrant"). That auction closed on June 5, 2013. As a result of the auctions, the Series C Preferred Stock and the Warrant, which previously was acquired under the TARP Capital Purchase Program, are now held by third party investors unaffiliated with the U.S. government.

Commercial Loan Sales

In late 2012, we made a strategic decision to exit our New England based commercial loan production offices. In connection with this decision, we entered into two agreements to sell our New England commercial loan portfolios.

Effective December 31, 2012, the Bank entered into a definitive Transaction Purchase and Sale Agreement (the "CIT Agreement") with CIT Bank, the wholly-owned U.S. commercial bank subsidiary of CIT Group Inc. ("CIT"). Under the terms of the CIT Agreement, CIT acquired $1.3 billion in commercial loan commitments, $784.3 million of which was outstanding at December 31, 2012 for a purchase price of $779.2 million. We recognized a gain of $1.0 million recorded in net gain on sale of assets on the Consolidated Statement of Operations. The loans sold consist primarily of asset-based loans, equipment leases and commercial real estate loans. The sale resulted in a reversal of $12.6 million to the allowance for loan loss associated with such loans and which the reversal was recognized at December 31, 2012.

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

We transferred the loans sold pursuant to both the CIT Agreement and the Customers Agreement from the loans held-for investment portfolio to the loans held-for-sale portfolio at December 31, 2012.

Litigation Settlements

In 2009 and 2010, the Bank received repurchase demands from Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. ("Assured") with respect to HELOCs that were sold by the Bank in connection with the two non-agency HELOC securitizations. In 2011, Assured filed a lawsuit related to these repurchase demands. On February 5, 2013, the U.S. District Court for the Southern District of New York (the "Court") issued a decision in the lawsuit filed by Assured. The Court found in favor of Assured on its claims for breach of contract against the Bank in the amount of $89.2 million plus contractual interest and attorneys' fees and costs. On April 1, 2013, the Court issued a final judgment against us for a total of $106.5 million, consisting of $90.7 million in damages plus $15.9 million in pre-judgment interest. The Bank filed a notice of appeal later that month. The Court subsequently issued a memorandum order, in which the court reversed the decision regarding attorneys' fees until after the appeal. On June 21, 2013, the Bank entered into an agreement with Assured (the "Assured Settlement Agreement") to settle the litigation and the Bank's pending appeal. Pursuant to the terms of the Assured Settlement Agreement, Assured's judgment against the Bank has been deemed fully satisfied, the Bank's appeal has been dismissed, and, among other consideration and transaction provisions, the Bank has paid Assured $105.0 million. In addition, the Bank has assumed responsibility for future payments due by Assured to noteholders in the Flagstar non-agency HELOC securitization trust (the "FSTAR 2005-1") and Flagstar non-agency HELOC securitization trust (the "FSTAR 2006-2"), (collectively the "HELOC securitization trusts"), and will receive future reimbursements for claims paid to which Assured would otherwise have been entitled. As a result, the Bank recorded a $49.1 million gain during the second quarter 2013, arising from the reconsolidation of the assets and liabilities of the HELOC securitization trusts at fair value and the reversal of related reserves for pending and threatened litigation. Due to the Assured Settlement Agreement, we reconsolidated the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts assets and liabilities at June 30, 2013. We subsequently became the primary beneficiary of the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts, which is reflected in the Consolidated Financial Statements as a variable interest entity ("VIE").

In May 2010, the Bank received repurchase demands from MBIA Insurance Corporation ("MBIA") with respect to closed-end, fixed and adjustable second mortgage loans that were sold by the Bank in connection with its two non-agency second mortgage loan securitizations. On January 11, 2013, MBIA filed a lawsuit against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it has paid and would pay under the respective insurance policies, plus interest and costs. In the litigation, MBIA alleged damages to date of $165.0 million and unspecified future damages. In March 2013, the Bank filed a motion to dismiss, and MBIA filed a motion for partial summary judgment on the basis of collateral estoppels. On May 2, 2013, the Bank entered into an agreement with MBIA (the "MBIA Settlement Agreement") to settle the litigation. Pursuant to the terms of the MBIA Settlement Agreement, MBIA dismissed its lawsuit against the Bank and in exchange, among other consideration and transaction provisions, the Bank paid MBIA $110.0 million. Following the MBIA Settlement Agreement, the Flagstar non-agency second mortgage securitization trust (the "FSTAR 2006-1") which was recorded as available-for-sale investment securities, was dissolved and we then transferred the loans associated with the securitization to our loans held-for-investment portfolio at fair value, approximately $73.3 million of second mortgage loans, and dissolved the FSTAR 2006-1 mortgage securitization trust. As a result, we recognized a $4.9 million loss during the second quarter 2013. In addition, the MBIA Settlement Agreement also noted that MBIA will be required to satisfy all of its obligation under the Flagstar non-agency second mortgage securitization trust (the "FSTAR 2007-1") insurance policy and related FSTAR 2007-1 obligations without further recourse to us.

For further information, see Notes 10 and 28 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

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

In connection with the reverse stock split, stockholders received one new share of common stock for every ten shares held at the effective time. The reverse stock split reduced the number of outstanding shares of common stock from approximately 558.3 million to 55.8 million. The number of authorized shares of common stock was reduced from 700 million to 70 million. Proportional adjustments were made to our outstanding options, warrants and other securities entitling holders to purchase or receive shares of common stock. In lieu of fractional shares, stockholders received cash payments based on the common stock's closing price on October 9, 2012, adjusted for the reverse stock split. The reverse stock split did not negatively affect any of the rights that accrue to holders of our outstanding options, warrants and other securities entitling holders to purchase or receive shares of common stock, except to adjust the number of shares relating thereto accordingly. For further information on the reverse stock split, see Note 21 and Note 22 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Consent Order

Effective October 23, 2012, the Bank's board of directors executed a Stipulation and Consent (the "Stipulation"), accepting the issuance of a Consent Order (the "Consent Order") by the OCC. The Consent Order replaces the supervisory agreement entered into between the Bank and the Office of Thrift Supervision (the "OTS") on January 27, 2010, which the OCC terminated simultaneous with issuance of the Consent Order. We are still subject to the Supervisory Agreement with the Board of Governors of the Federal Reserve (the "Supervisory Agreement").
Under the Consent Order, the Bank is required to adopt or review and revise various plans, policies and procedures related to, among other things, regulatory capital, enterprise risk management and liquidity. Specifically, under the terms of the Consent Order, the Bank's board of directors has agreed to, among other things, which include but are not limited to the following:

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

Each of the plans, policies and procedures referenced above in the Consent Order, as well as any subsequent amendments or changes thereto, must be submitted to the OCC for a determination that the OCC has no supervisory objection to them. Upon receiving a determination of no supervisory objection from the OCC, the Bank must implement and adhere to the respective plan, policy or procedure. The foregoing summary of the Consent Order does not purport to be a complete description of all of the terms of the Consent Order, and is qualified in its entirety by reference to the copy of the Consent Order filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 24, 2012.

We intend to address the banking issues identified by the OCC in the manner required for compliance by the OCC. There can be no assurance that the OCC will not provide substantive comments on the capital plan or other submissions that the Bank makes pursuant to the Consent Order that will have a material impact on us. We believe that the actions taken, or to be taken, to address the banking issues set forth in the Consent Order should, over time, improve our enterprise risk management practices and risk profile. For further information regarding the risks related to the Consent Order, please also refer to Item 1A to Part I of this Annual Report on Form 10-K, herein.

Supervisory Agreement

We are subject to the Supervisory Agreement, dated January 27, 2010, which will remain in effect until terminated, modified, or suspended in writing by the Federal Reserve. The failure to comply with the Supervisory Agreement could result in the initiation of further enforcement action by the Federal Reserve, including the imposition of further operating restrictions, and could result in additional enforcement actions against us. We have taken actions which we believe are appropriate to comply with, and intend to maintain compliance with, all of the requirements of the Supervisory Agreement.

Pursuant to the Supervisory Agreement, we submitted a capital plan to the OTS, predecessor in interest to the Federal Reserve. In addition, we agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions; purchase, repurchase or redeem certain securities; and incur, issue, renew, roll over or increase any debt; and enter into certain affiliate transactions. We also agreed to comply with restrictions on the payment of severance and indemnification payments, director and management changes and employment contracts and compensation arrangements. The foregoing summary of the Supervisory Agreement does not purport to be a complete description of all of the terms of the Supervisory Agreement and is qualified in its entirety by reference to the copy of the Supervisory Agreement filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 28, 2010. For further information regarding the risks related to the Supervisory Agreement, please also refer to Item 1A to Part I of this Annual Report, herein.

Payment of Dividend and Interest Payments

We are a legal entity separate and distinct from the Bank and our non-banking subsidiaries. In 2008, we discontinued the payment of dividends on common stock. On January 27, 2012, we provided notice to the U.S. Treasury exercising our contractual right to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding. Beginning after January 30, 2014, the rate will increase to 9.0 percent from the December 31, 2013 rate of 5.0 percent. Under the terms of the preferred stock, we may defer payments of dividends for up to six quarters in total without default or penalty. Since we have exceeded six quarters of interest deferrals, the holders of such preferred stock have the right to elect two directors to our board of directors but have advised us that they currently do not intend to do so. Concurrently, we also exercised our contractual rights to defer interest payments with respect to trust preferred securities. We may not recommence payments on either the preferred stock or trust preferred securities without commencing payments on the other as well. Under the terms of the indentures related to the trust preferred securities, we may defer interest payments for up to 20 consecutive quarters without default or penalty. These payments will be periodically evaluated and reinstated when appropriate, subject to provisions of the Consent Order and Supervisory Agreement.

In addition, we are generally prohibited from making any dividend payments on stock except pursuant to the prior non-objection of the Federal Reserve as set forth in the Consent Order and Supervisory Agreement. Our principal sources of funds are cash dividends paid by the Bank and other subsidiaries, investment income and borrowings. Federal laws and regulations limit the amount of dividends or other capital distributions that the Bank may pay us. The Bank has an internal policy to remain "well-capitalized" under OCC capital adequacy regulations. The Bank does not currently expect to pay dividends to us and, even if it determined to do so, would not make payments if the Bank was not well-capitalized at the time or if such payment would result in the Bank not being well-capitalized. In addition, the Bank must seek prior approval from the OCC at least 30 days before it may make a dividend payment or other capital distribution to us.

Business and Strategy

We, as well as the rest of the mortgage industry and most other lenders, were negatively affected in recent years by increased credit losses from the prolonged and unprecedented economic recession. There have been moderate improvements beginning in 2012 and throughout 2013 in a number of macroeconomic factors which impact our business. However, near term concerns remain over unemployment, the U.S. mortgage market, access to credit and liquidity markets, energy costs and global political issues such as sovereign debt defaults. Financial institutions also continue to face heightened levels of scrutiny from regulators regarding capital and liquidity requirements, credit risk and other matters.

We believe that despite the increased scrutiny and heightened capital and liquidity requirements, regulated financial institutions should benefit from reduced competition from unregulated entities that lack the access to and breadth of significant funding sources as well as the capital to meet the financing needs of their customers and the ability to satisfy compliance requirements.

We believe that our management team has the necessary experience to appropriately manage through the credit and operational challenges that are present in today's markets. Our Mortgage Banking and Community Banking segments complement each other and contribute to the establishment of a diversified mix of revenue streams.

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

Operating Segments

Our business is comprised of three operating segments - Mortgage Banking, Community Banking and Other. Our Mortgage Banking segment originates, acquires, sells and services residential first mortgage loans on one-to-four family residences. Our Community Banking segment currently offers a line of financial products and services to individuals, small and middle market businesses, and mortgage lenders. Our Other segment includes corporate treasury, tax benefits not assigned to specific operating segments, and miscellaneous other expenses of a corporate nature. Each operating segment supports and complements the operations of the other. For example, funding for the Mortgage Banking segment is primarily provided by deposits obtained through the Community Banking segment. Financial information regarding the three operating segments is set forth in Note 29 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, herein. A more detailed discussion of the three operating segments is set forth below.

Mortgage Banking

Our Mortgage Banking segment originates, acquires, sells and services one-to-four family residential first mortgage loans. Throughout 2013, we remained one of the country's leading mortgage loan originators. We utilize three production channels to originate or acquire mortgage loans: home lending (also referred to as "retail"), as well as brokers and correspondents (also collectively referred to as "wholesale"). Each production channel originates mortgage loan products which are underwritten to the same standards. We expect to continue to leverage technology to streamline the mortgage origination process, thereby bringing service and convenience to brokers and correspondents. Sales support offices are maintained to assist brokers and correspondents nationwide. We also continue to make available to our customers various web-based tools that facilitate the mortgage loan origination process through each of our production channels. Brokers and correspondents are able to register and lock loans, check the status of inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet.

During the year ended December 31, 2013, 34.3 percent of our residential first mortgage originations were purchase mortgages, as compared to 21.8 percent in the year ended December 31, 2012. Historically, the purchase and refinance mix of our mortgage originations has generally tracked the mix of the overall mortgage industry. This is also the case in each of our production channels.

Home Lending .  In a home lending transaction, loans are originated through a nationwide network of stand-alone home loan centers, as well as referrals from our Community Banking segment and the national call center. When loans are originated on a retail basis, most aspects of the lending process are completed internally including the origination documentation (inclusive of customer disclosures) as well as the funding of the transactions. At December 31, 2013 we maintained 39 home loan centers. At the same time, our centralized loan processing gains efficiencies and allows lending sales staff to focus on originations.

Broker. In a broker transaction, an unaffiliated bank or mortgage brokerage company completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as "table funding") thereby becoming the lender of record. Currently, we have active broker relationships with approximately 1,100 banks, credit unions and mortgage brokerage companies located in all 50 states.

Correspondent. In a correspondent transaction, an unaffiliated bank or mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at a market price. We do not acquire loans from correspondents on a bulk basis without prior review. Instead, we perform a full review of each loan, purchasing only those that were originated in accordance with our underwriting guidelines. We have active correspondent relationships with approximately 1,000 companies, including banks, credit unions and mortgage companies located in all 50 states.

As of December 31, 2013, we ranked in the top ten mortgage lenders nationwide based on our residential first mortgage loan originations. The following tables disclose residential first mortgage loan originations by channel, type and mix for each respective period.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
	(Dollars in thousands)
Home Lending	$697,340	$575,016	$411,940	$296,123	$1,980,419
Broker	3,201,371	2,974,555	1,845,465	1,591,372	9,612,763
Correspondent	8,524,540	7,332,558	5,478,385	4,548,166	25,883,649
Total	$12,423,251	$10,882,129	$7,735,790	$6,435,661	$37,476,831

Purchase originations	$2,339,269	$3,146,501	$3,682,411	3,672,538	$12,840,719
Refinance originations	10,083,982	7,735,628	4,053,379	2,763,123	24,636,112
Total	$12,423,251	$10,882,129	$7,735,790	$6,435,661	$37,476,831

Conventional	$8,591,784	$7,681,337	$5,247,910	$4,130,976	$25,652,007
Government	2,799,000	2,535,378	1,930,538	1,560,059	8,824,975
Jumbo	1,032,467	665,414	557,342	744,626	2,999,849
Total	$12,423,251	$10,882,129	$7,735,790	$6,435,661	$37,476,831

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
	(Dollars in thousands)
Home Lending	$729,369	$751,075	$961,591	$998,804	$3,440,839
Broker	2,909,446	3,156,949	4,117,742	4,524,775	14,708,912
Correspondent	7,530,594	8,638,977	9,434,287	9,833,218	35,437,076
Total	$11,169,409	$12,547,001	$14,513,620	$15,356,797	$53,586,827

Purchase originations	$2,188,508	$3,324,501	$3,267,788	2,915,724	$11,696,521
Refinance originations	8,980,901	9,222,500	11,245,832	12,441,073	41,890,306
Total	$11,169,409	$12,547,001	$14,513,620	$15,356,797	$53,586,827

Conventional	$7,859,960	$8,762,268	$10,020,863	$10,427,131	$37,070,222
Government	2,611,691	3,085,247	3,178,563	3,363,134	12,238,635
Jumbo	697,758	699,486	1,314,194	1,566,532	4,277,970
Total	$11,169,409	$12,547,001	$14,513,620	$15,356,797	$53,586,827

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
	(Dollars in thousands)
Home Lending	$329,973	$354,359	$481,057	$616,765	$1,782,154
Broker	1,341,973	1,436,632	2,178,801	2,931,106	7,888,512
Correspondent	3,184,364	2,851,716	4,266,593	6,639,229	16,941,902
Total	$4,856,310	$4,642,707	$6,926,451	$10,187,100	$26,612,568

Purchase originations	$1,702,041	$2,347,212	$2,538,925	$2,148,300	$8,736,478
Refinance originations	3,154,269	2,295,495	4,387,526	8,038,800	17,876,090
Total	$4,856,310	$4,642,707	$6,926,451	$10,187,100	$26,612,568

Conventional	$2,965,986	$2,726,979	$4,431,229	$7,180,349	$17,304,543
Government	1,645,232	1,680,766	1,759,984	2,135,840	7,221,822
Jumbo	245,092	234,962	735,238	870,911	2,086,203
Total	$4,856,310	$4,642,707	$6,926,451	$10,187,100	$26,612,568

Underwriting

During the year ended December 31, 2013, we primarily originated residential first mortgage loans for sale to the Agencies, each of which has its particular underwriting guidelines.

Residential first mortgage loans are underwritten on a loan-by-loan basis. Generally, residential first mortgage loans in the held-for-investment loan portfolio were initially reviewed by one of our in-house loan underwriters or by a contract underwriter. In all cases, loans must be underwritten to our underwriting standards. We also originate jumbo adjustable-rate mortgage loans held-for-investment and the underwriting criteria is similar to lenders originating for securitization.

Our current criteria for underwriting generally includes, but are not limited to, full documentation of borrower income and other relevant financial information, fully indexed rate consideration for adjustable-rate loans, and for Agency loans, the specific Agency eligible LTV ratios with full appraisals when required. Variances from any of these standards are permitted only to the extent allowable under the specific investor program requirements. Mortgage loans are collateralized by a first or second mortgage on a one-to-four family residential property.

In general, for loans originated in 2008 and prior, those loans with a balance under $1,000,000 required a valid Agency automated underwriting system ("AUS") response for approval consideration. Documentation and ratio guidelines were driven by the AUS response. A FICO credit score for the borrower was required and a full appraisal of the underlying property that serve as collateral was obtained. For loans over $1,000,000 originated in 2008 and prior, traditional manual underwriting documentation and ratio requirements were required as were two years plus year to date income documentation and two months of bank statements. Income documentation based solely on a borrower's statement was an available underwriting option for each loan category. Even so, in these cases employment of the borrower was verified under the vast majority of loan programs, and income levels were typically checked against third party sources to confirm validity.

We believe our underwriting process, which relies on the electronic submission of data and images and is based on an imaging workflow process, allows for underwriting at a higher level of accuracy and with more timeliness than exists with processes that rely on paper submissions. We also provide our underwriters with integrated quality control tools, such as automated valuation models, multiple fraud detection engines and the ability to electronically submit IRS Form 4506 to ensure underwriters have the information that they need to make informed decisions. The process begins with the submission of an electronic application and an initial determination of eligibility. The application and required documents are then uploaded to our corporate underwriting department and all documents are identified by optical character recognition or our underwriting staff. The underwriter is responsible for checking the data integrity and reviewing credit. The file is then reviewed in accordance with the applicable guidelines established the Agencies for the particular product. Quality control checks are performed by the underwriting department using the tools outlined above, as necessary, and a decision is then made and communicated to the prospective borrower.

Loans held-for-investment

Residential first mortgage loans. At December 31, 2013, most of our held-for-investment residential first mortgage loans had been originated in 2008 or prior years with underwriting criteria that varied by product and with the standards in place at the time of origination. Loans originated after 2008 are loans that generally satisfy specific criteria for sale into securitization pools insured by the Agencies or were repurchased from the Agencies subsequent to such sales. During the year ended December 31, 2013, we originated amortizing jumbo adjustable-rate mortgages (adjustable-rate mortgages with loan balances above the Agencies limits) for our held-for-investment portfolio. During the year ended December 31, 2013, we increased the amount of jumbo mortgage loans held-for-investment originations and further volume growth in originations is planned for 2014.

At December 31, 2013, the largest geographic concentrations of our residential first mortgage loans in our held-for investment portfolio were in California, Florida and Michigan, and the aggregate unpaid principal balance of which represented 52.5 percent of total unpaid principal balance of such loans.

The following table identifies our held-for-investment mortgages by major category, at December 31, 2013 and December 31, 2012.

	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
December 31, 2013	(Dollars in thousands)
Residential first mortgage loans
Amortizing	1,392,778	4.03%	707	695	302	75.3%	78.9%
Interest only	1,051,157	3.76%	724	733	264	74.6%	83.7%
Option ARMs	37,159	2.94%	717	708	297	69.2%	92.0%
Subprime (4)	3,230	8.16%	628	643	282	70.2%	92.0%
Total residential first mortgage loans	$2,484,324	3.90%	714	711	286	74.9%	81.2%

December 31, 2012
Residential first mortgage loans
Amortizing	1,662,753	4.15%	704	669	311	77.5%	92.7%
Interest only	1,251,658	4.11%	724	709	276	74.4%	93.2%
Option ARMs	55,848	3.54%	717	684	309	70.4%	108.9%
Subprime (4)	3,755	8.37%	616	650	295	73.4%	100.4%
Total residential first mortgage loans	$2,974,014	4.13%	712	686	296	76.1%	93.2%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the year ended December 31, 2013.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2013.

(4)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

Set forth below is a table describing the characteristics of the residential first mortgage loans in our held-for-investment portfolio at December 31, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$2,250,018	$22,401	$29,951	$28,014	$153,940	$2,484,324
Average note rate	3.92%	4.67%	4.48%	3.90%	3.39%	3.90%
Average original FICO score	710	717	735	736	764	714
Average current FICO score (2)	706	723	744	752	767	711
Average original LTV ratio	75.4%	79.7%	78.8%	72.6%	66.5%	74.9%
Housing Price Index LTV, as recalculated (3)	82.7%	71.4%	71.2%	63.8%	65.2%	81.2%
Underwritten with low or stated income documentation	35.0%	—%	1.0%	—%	—%	31.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the year ended December 31, 2013.

(3)
The housing price index ("HPI") LTV is updated from the original LTV based on Metropolitan Statistical Area-level Office of Federal Housing Enterprise Oversight ("OFHEO") data as of September 30, 2013.

Average original LTV represents the loan balance at origination, as a percentage of the original appraised value of the property. LTVs are refreshed quarterly based on estimates of home prices using the most current FHFA data, and the refreshed LTVs reflect the modest recovery in home prices over the past 18 months.

The following table identifies our held-for-investment mortgages by major category, at December 31, 2013.

December 31, 2013	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
	(Dollars in thousands)
Residential first mortgage loans
Amortizing
3/1 ARM	$125,463	3.30%	691	700	254	80.2%	76.8%
5/1 ARM	335,424	3.49%	720	731	274	73.4%	70.2%
7/1 ARM	132,084	3.49%	758	764	347	68.3%	66.8%
Other ARM	53,934	3.16%	676	687	246	83.2%	72.9%
Fixed mortgage loans (4)	745,873	4.56%	696	666	320	75.9%	85.9%
Total amortizing	1,392,778	4.03%	707	695	302	75.3%	78.9%
Interest only
3/1 ARM	172,949	3.44%	722	724	259	74.5%	81.8%
5/1 ARM	668,717	3.25%	723	737	261	75.0%	82.0%
7/1 ARM	38,061	5.81%	732	732	282	74.5%	93.8%
Other ARM	42,253	3.25%	730	734	275	73.5%	81.3%
Other interest only	129,177	6.41%	728	723	279	73.6%	93.3%
Total interest only	1,051,157	3.76%	724	733	264	74.6%	83.7%
Option ARMs	37,159	2.94%	717	708	297	69.2%	92.0%
Subprime (5)
3/1 ARM	48	10.30%	685	734	262	95.0%	62.1%
Other ARM	72	9.75%	572	593	270	95.0%	79.3%
Other subprime	3,110	8.09%	629	643	282	69.4%	92.7%
Total subprime	$3,230	8.16%	628	643	282	70.2%	92.0%
Total residential first mortgage loans	$2,484,324	3.90%	714	711	286	74.9%	81.2%
Second mortgage loans (6) (7)	$169,680	7.07%	729	729	116	20.6%	20.9%
HELOC loans (6) (7)	$289,303	5.53%	728	728	50	26.5%	27.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the year ended December 31, 2013.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2013.

(4)	Includes substantially fixed rate mortgage loans.

(5)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

(6)	Reflects lower LTV only as to second liens because information regarding the first liens is not available.

(7)
Includes $64.7 million and $155.0 million of second mortgage and HELOC loans, respectively, that are accounted for under the fair value option at December 31, 2013. The combined LTV information is not available for these loans.

The following table sets forth characteristics of those loans in our held-for-investment mortgage portfolio as of December 31, 2013 that were originated with less documentation than is now required by the Agencies. Loans as to which underwriting information was accepted from a borrower without validating that particular item of information are referred to as "low doc" or "stated." Substantially all of those loans were underwritten with verification of employment, but with the related job income, personal assets, or both, stated by the borrower without verification of actual amount. The lack of verification of borrower provided information may increase the risk profile of those loans. Loans as to which underwriting information was supported by third party documentation or procedures are referred to as "full doc," and the information therein is referred to as "verified." Also set forth are different types of loans that may have a higher risk of non-collection than other loans.

	Low Doc
December 31, 2013	% of Held-for-Investment loans	% of Residential First Mortgage loans	Unpaid Principal Balance (1)
	(Dollars in thousands)
Characteristics
SISA (stated income, stated asset)	1.85%	2.93%	$74,420
SIVA (stated income, verified assets)	10.53%	16.73%	424,284
High LTV (i.e., at or above 95 percent at origination)	0.18%	0.29%	7,389
Second lien products (HELOCs, second mortgages)	3.41%	5.43%	137,591
Loan types
Option ARM loans (2)	0.54%	0.86%	21,929
Interest-only loans (2)	9.43%	14.98%	379,933
Subprime (2) (3)	0.05%	0.08%	2,017

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	For additional information regarding the orginal and current FICO scores and LTV ration, please see the table on the preceding page.

(3)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

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

Set forth below is a table describing the characteristics of our ARM loans in our residential first mortgage held-for-investment loan portfolio at December 31, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$1,424,808	$9,661	$15,614	$13,462	$142,619	$1,606,164
Average note rate	3.38%	4.29%	4.21%	3.88%	3.34%	3.39%
Average original FICO score	717	730	743	756	766	722
Average current FICO score (2)	727	739	758	769	768	731
Average original LTV ratio	75.4%	75.5%	74.9%	62.4%	66.4%	74.5%
Housing Price Index LTV, as recalculated (3)	79.7%	69.9%	67.3%	55.9%	65.3%	78.0%
Underwritten with low or stated income documentation	35.0%	—%	1.0%	—%	—%	31.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the year ended December 31, 2013.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2013.

Option ARMs. We previously offered option ARMs, which are adjustable rate mortgage loans that permit a borrower to select one of three monthly payment options when the loan is first originated: (i) a principal and interest payment that would fully repay the loan over its stated term, (ii) an interest-only payment that would require the borrower to pay only the interest due each month but would have a period (usually 10 years) after which the entire amount of the loan would need to be repaid or refinanced, and (iii) a minimum payment amount selected by the borrower and which might include principal and some interest, with the unpaid interest added to the balance of the loan (i.e., a process known as "negative amortization").

Set forth below is a table describing specific characteristics of option ARMs in our held-for-investment mortgage portfolio at December 31, 2013, which were originated in 2008 or prior.

Year of Origination	2008 and Prior
(Dollars in thousands)
Unpaid principal balance (1)	$37,159
Average note rate	2.94%
Average original FICO score	717
Average current FICO score (2)	708
Average original LTV ratio	69.2%
Average original CLTV ratio	73.9%
Housing Price Index LTV, as recalculated (3)	92.0%
Underwritten with low or stated income documentation	$21,929
Total principal balance with any accumulated negative amortization	$23,254
Percentage of total ARMS with any accumulated negative amortization	1.6%
Amount of net negative amortization (i.e., deferred interest) accumulated as interest income during the year ended December 31, 2013	$2,368

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the year ended December 31, 2013.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2013.

Set forth below are the accumulated amounts of interest income arising from the net negative amortization portion of loans during the years ended December 31.

	Unpaid Principal Balance of Loans in Negative Amortization At Year-End (1)	Amount of Net Negative Amortization Accumulated as Interest Income During Period
	(Dollars in thousands)
2013	$23,254	$2,368
2012	$37,747	$3,513
2011	$82,536	$7,847

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

Set forth below are the frequencies at which the interest rate on ARM loans outstanding at December 31, 2013, will reset.

Reset frequency	# of Loans	Balance	% of the Total
	(Dollars in thousands)
Monthly	98	$19,332	1.2%
Semi-annually	2,988	916,705	57.0%
Annually	2,427	351,117	21.9%
No reset — nonperforming loans	1,079	319,010	19.9%
Total	6,592	$1,606,164	100.0%

Set forth below as of December 31, 2013, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period and nonperforming loans do not reset while in the nonperforming status. Accordingly, the table below may include the same loans in more than one period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in thousands)
2014	$503,580	$576,346	$576,514	$569,927
2015	574,462	591,631	597,872	584,983
2016	588,106	600,376	605,169	592,749
Later years (1)	684,296	610,615	709,105	634,067

(1)	Later years reflect one reset period per loan.

Interest-only mortgages. We offer, on a limited basis, adjustable-rate, fixed term loans with 10-year, interest-only options. These loans were originated using Fannie Mae and Freddie Mac guidelines as a base framework. We generally applied the debt-to-income ratio guidelines and documentation using the automated underwriting Approve/Reject response requirements of Fannie Mae and Freddie Mac. During 2013, we began originating interest-only home equity line of credit loans that were secured by first lien mortgages. These loans have a 10-year interest-only draw period followed by a 20-year fixed fully amortizing period.

Set forth below is a table describing the characteristics of the interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at December 31, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$1,045,555	$270	$—	$—	$5,332	$1,051,157
Average note rate	3.77%	3.38%	—%	—%	3.00%	3.76%
Average original FICO score	724	755	—	—	773	724
Average current FICO score (2)	733	751	—	—	777	733
Average original LTV ratio	74.7%	51.4%	—%	—%	54.0%	74.6%
Housing Price Index LTV, as recalculated (3)	83.9%	51.4%	—%	—%	41.8%	83.7%
Underwritten with low or stated income documentation	36.0%	—%	—%	—%	—%	36.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the year ended December 31, 2013.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2013.

Set forth below is a table describing the amortization date and payment shock of current interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at December 31, 2013.

	2014	2015	2016	2017	2018	Thereafter	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$281,278	$361,037	$60,558	$282,158	$7,911	$7,265	$1,000,207
Weighted average rate	3.39%	3.35%	3.46%	4.52%	4.92%	3.07%	3.59%
Average original monthly payment per loan (dollars)	$1,367	$1,407	$1,682	$2,689	$2,103	$294	$1,613
Average current monthly payment per loan (dollars)	$902	$791	$924	$1,972	$1,589	$193	$1,033
Average amortizing payment per loan (dollars)	$1,776	$1,609	$1,780	$3,180	$2,098	$383	$1,916
Loan count	906	1,284	198	569	23	113	3,093
Payment shock (dollars)	$874	$818	$855	$1,208	$509	$190	$789
Payment shock (percent)	96.9%	103.4%	92.5%	61.2%	32.1%	98.0%	76.4%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

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

Set forth below is a table describing the characteristics of the second mortgage loans in our held-for-investment portfolio at December 31, 2013, by year of origination.

Year of Origination	Prior to 2009	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$167,285	$662	$119	$237	$1,377	$169,680
Average note rate	7.10%	6.92%	7.06%	5.24%	4.42%	7.07%
Average original FICO score	729	710	692	763	757	729
Average original LTV ratio (2) (3)	20.5%	17.1%	18.7%	21.0%	43.8%	20.6%
Average original CLTV ratio	51.1%	80.3%	73.5%	94.8%	60.7%	51.3%
Housing Price Index LTV, as recalculated (4)	20.8%	14.7%	15.6%	19.1%	43.3%	20.9%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Reflects lower LTV only as to second liens because information regarding the first liens is not available.

(3)	Includes $64.7 million of second mortgage loans at December 31, 2013 that are accounted for under the fair value option. The LTV information is not yet available for these loans.

(4)
The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2013. The HPI LTV is not available for the loans associated with the MBIA Settlement.

Home Equity Line of Credit loans. HELOC loan originations were re-launched in June 2011 as a banking center originated portfolio product. Current HELOC guidelines and pricing parameters have been established to attract high credit quality loans with long term profitability. The minimum FICO is 680, maximum CLTV is 80 percent, and the maximum debt-to-income ratio is 45 percent. For HELOC loans originated in 2009 and prior, the majority were closed in conjunction with the closing of related first mortgage loans originations. Documentation requirements for HELOC applications were generally the same as those required of borrowers for the first mortgage loans originated by us, and debt-to-income ratios were capped at 50 percent. For HELOCs closed in conjunction with the closing of a first mortgage loan that was not being originated by us, our debt-to-income ratio requirements were capped at 40 percent to 45 percent and the LTV was capped at 80 percent. The qualifying payment varied over time and included terms such as either 0.75 percent of the line amount or the interest only payment due on the full line based on the current rate plus 0.5 percent. HELOCs were available in conjunction with primary residence transactions that required full documentation, and the borrower was allowed a CLTV ratio of up to 100 percent. For similar loans that also contained higher risk elements, we limited the maximum CLTV to 90 percent. FICO floors ranged from 620 to 720. The HELOC terms called for monthly interest only payments with a balloon principal payment due at the end of 10 years. At times, initial teaser rates were offered for the first three months.

Set forth below is a table describing the characteristics of the HELOCs in our held-for-investment portfolio at December 31, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$260,142	$—	$1,644	$9,117	$18,400	$289,303
Average note rate (2)	5.75%	—%	3.88%	3.74%	3.48%	5.53%
Average original FICO score	724	—	750	763	765	728
Average original LTV ratio (3)	25.1%	—%	42.2%	45.5%	36.4%	26.5%
Housing Price Index LTV, as recalculated (4)	26.8%	—%	31.3%	33.5%	26.9%	27.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)
Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as currently the minimum rate on virtually all of the loans is in effect.

(3)	Includes $155.0 million of HELOC loans at December 31, 2013 that are accounted for under the fair value option. The LTV information is not yet available for these loans.

(4)
The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2013. Reflects lower LTV because these are second liens and information regarding the first lien is not available. The HPI LTV is not available for the loans reconsolidated as part of the Assured Settlement Agreement.

Loan Sales and Securitizations

We sell substantially all of the residential mortgage loans we produce into the secondary market on a whole loan basis or by first securitizing the loans into mortgage-backed securities. Our securitizations are with Fannie Mae, Ginnie Mae and to a lesser extent Freddie Mac.

The following table indicates the breakdown of our loan sales/securitizations for the period as indicated.

	For the Years Ended December 31,
	2013 Principal Sold %	2012 Principal Sold %	2011 Principal Sold %
Agency securitizations	99.3%	99.0%	96.1%
Whole loan sales	0.7%	1.0%	3.9%
Total	100.0%	100.0%	100.0%

Upon our sale of mortgage loans, we may retain the servicing of the mortgage loans, or sell the servicing rights ("MSRs") to other secondary market investors. In general, we do not sell the servicing rights to mortgage loans that we originate for our own portfolio. When we retain MSRs, we are entitled to receive a servicing fee equal to a specified percentage of the outstanding principal balance of the loans. We may also be entitled to receive additional servicing compensation, such as late payment fees and earn additional income through the use of noninterest bearing escrows.

We previously participated in four private-label securitizations of financial assets involving two HELOC loan transactions and two second mortgage loan transactions. The private-label securitizations (excluding one) have been reconsolidated or dissolved as a result of the settlement agreements with MBIA and Assured. We previously acted as the principal underwriter of the beneficial interests that were sold to investors. The financial assets were derecognized when they were transferred to the securitization trusts, which then issued and sold mortgage-backed securities to third party investors. We relinquished control over the loans at the time the financial assets were transferred to the securitization trusts. We have not engaged in any private-label securitization activity except for these four securitizations completed from 2005 to 2007. See Notes 10 and 28 of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, herein.

As a result of the settlement agreement with Assured, we became the primary beneficiary of the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts because we obtained the power to direct the activities that most significantly impact the economic performance of the trusts (power to select or remove the servicer) and the obligation to absorb probable losses and receive residual returns (support of the guarantor and holder of residual interests in trusts). Accordingly, as noted above, the assets and liabilities of these securitization trusts have been reconsolidated on to our balance sheet and are carried at fair value.

Loan servicing.  The Mortgage Banking segment also services mortgage loans for others. Servicing residential mortgage loans for third parties generates fee income and represents a significant business activity. At December 31, 2013 and 2012, we serviced portfolios of mortgage loans of $25.7 billion and $76.8 billion, respectively. We had an average balance of serviced mortgage loans of $70.3 billion and $74.2 billion, respectively, which generated gross revenue of $190.7 million and $209.6 million, respectively, during the years ended December 31, 2013 and 2012. The fair value estimate uses a valuation model that calculates the present value of estimated future net servicing cash flows by taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions.

As part of our business model, we periodically sell MSRs, in transactions separate from the sale of the underlying loans, principally for capital management, balance sheet management or interest rate risk purposes. MSRs created in a lower interest rate environment generally will have a higher market value because the underlying loan is less likely to be prepaid. Conversely, an MSR created in a higher interest rate environment will generally sell at a market price below the original fair value recorded because of the increased likelihood of prepayment of the underlying loans, resulting in a loss. MSRs can be sold on a bulk basis or a flow basis. MSRs sold on a bulk basis are reflected in our financial statements after the completion of loan sales and later sold to a third party as the opportunity arises. MSRs sold on a flow basis are completed when we sell the servicing rights shortly after the servicing rights are acquired pursuant to an existing arrangement, generally with no gain realized on the sale. The majority of our MSR sales were completed on a bulk basis.

On December 18, 2013, we sold $40.7 billion unpaid principal balance of our MSR portfolio to Matrix, a wholly owned subsidiary of Two Harbors Investment Corp. Covered under the agreement are certain mortgage loans serviced for both Fannie Mae and Ginnie Mae, originated primarily after 2010. Simultaneously, we entered into an agreement with Matrix to subservice the residential mortgage loans covered under the agreement to sell. As a result, we will receive subservicing income and retain a portion of the ancillary fees to be paid as the subservicer of the loans.

Over the past three years, we sold MSRs related to $101.6 billion of loans serviced for others on a bulk basis, including $74.9 billion during the year ended December 31, 2013, which includes the $40.7 billion sold to Matrix. We incurred $19.2 million of transaction costs on the sale of our MSRs during the year ended December 31, 2013.

The following table presents the unpaid principal balance of residential loans serviced and the number of accounts associated with those loans.

	December 31, 2013		December 31, 2012
	Amount	Number of accounts	Amount	Number of accounts
Residential loan servicing
Serviced for own loan portfolio (1)	$4,375,009	28,069	$6,078,758	32,597
Serviced for others	25,743,396	131,413	76,821,222	377,210
Subserviced for other (2)	40,431,867	198,256	—	—
Total residential loans serviced for others (2)	$70,550,272	357,738	$82,899,980	409,807

(1)	Includes both loans held-for-investment (residential first mortgage, second mortgage and HELO) and loans held-for-sale (residential first mortgage).

(2)	Does not include temporary short-term subservicing performed as a result of some sales of servicing.

Set forth below is a table describing the characteristics of the mortgage loans serviced for others at December 31, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$3,726,665	$2,163,316	$2,568,144	$9,806,352	$7,478,919	$25,743,396
Average unpaid principal balance per loan	$144,080	$164,223	$176,021	$218,916	$226,661	$195,898
Weighted average service fee (basis points)	0.31%	0.29%	0.27%	0.28%	0.27%	0.28%
Weighted average rate	5.19%	4.66%	4.24%	3.61%	4.27%	4.18%
Weighted average original maturity (months)	349	337	309	327	324	329
Weighted average age (months)	69	41	29	18	3	24
Average current FICO score (2)	692	732	745	749	747	739
Average original LTV ratio	75.8%	75.2%	69.0%	73.0%	75.2%	73.8%
Housing Price Index LTV, as recalculated (3)	81.8%	72.6%	63.0%	66.7%	74.2%	71.2%
Loan count	25,859	13,173	14,590	44,795	32,996	131,413

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)
Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market, the floor rate on virtually all of the loans is in effect.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2013.

Set forth below is a table of the past due trends in mortgage loans serviced for others at December 31, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total
	(Dollars in thousands)
30-59 days past due	$251,895	$51,085	$35,147	$80,823	$14,843	$433,793
60-89 days past due	118,986	16,653	11,148	18,717	250	165,754
90 days or greater past due	480,993	35,526	18,449	14,197	762	549,927
Total past due	851,874	103,264	64,744	113,737	15,855	1,149,474
Current	2,874,791	2,060,051	2,503,400	9,692,615	7,463,065	24,593,922
Unpaid principal balance (1)	$3,726,665	$2,163,315	$2,568,144	$9,806,352	$7,478,920	$25,743,396

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

Set forth below is a table describing the characteristics of the residential mortgage loans subserviced for others at December 31, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$3,986,560	$2,596,713	$4,083,155	$16,524,344	$13,241,095	$40,431,867
Average unpaid principal balance per loan	$126	$164	$183	$230	$233	$204
Weighted average service fee (basis points)	0.40%	0.31%	0.27%	0.28%	0.27%	0.29%
Weighted average rate	5.59%	4.67%	4.21%	3.61%	3.58%	3.92%
Weighted average original maturity (months)	335	334	305	322	327	324
Weighted average age (months)	59	41	28	18	8	21
Average current FICO score (2)	664	734	753	758	753	747
Average original LTV ratio	90.8%	82.5%	71.8%	71.7%	74.8%	75.3%
Housing Price Index LTV, as recalculated (3)	91.5%	74.7%	61.2%	62.4%	70.3%	68.5%
Loan count	31,606	15,822	22,344	71,699	56,785	198,256

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)
Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market, the floor rate on virtually all of the loans is in effect.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2013.

Set forth below is a table of the past due trends in residential mortgage loans subserviced for others at December 31, 2013, by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total
	(Dollars in thousands)
30-59 days past due	$372,331	$59,416	$48,792	$89,309	$42,429	$612,277
60-89 days past due	181,296	27,173	18,034	18,874	7,832	253,209
90 days or greater past due	109,011	16,549	10,037	15,765	4,197	155,559
Total past due	662,638	103,138	76,863	123,948	54,458	1,021,045
Current	3,323,922	2,493,574	4,006,291	16,400,397	13,186,638	39,410,822
Unpaid principal balance (1)	$3,986,560	$2,596,712	$4,083,154	$16,524,345	$13,241,096	$40,431,867

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

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

We maintain a representation and warranty reserve to account for the probable losses inherent in loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The representation and warranty reserve takes into account both our estimate of probable losses inherent in loans sold during the current accounting period, as well as adjustments to our previous estimates of probable losses inherent in loans sold. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demands for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors. Provisions added to the representation and warranty reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded under noninterest income in the income statement as an increase or decrease to representation and warranty reserve - change in estimate. The amount of our representation and warranty reserve equaled $54.0 million and $193.0 million at December 31, 2013 and 2012, respectively.

During the fourth quarter 2013, we entered into agreements with both Fannie Mae and Freddie Mac to resolve substantially all of the repurchase requests and obligations associated with loans originated between January 1, 2000 and December 31, 2008. The settlement with Fannie Mae, reached on November 6, 2013, was for a total resolution amount of $121.5 million and, after paid claim credits and other adjustments, we paid $93.5 million. We settled with Freddie Mac on December 30, 2013 for a total resolution amount of $10.8 million and, after paid claim credits and other adjustments, we paid $8.9 million. As a result of these settlements, we released approximately $24.9 million of previously accrued reserves.

Community Banking

Our Community Banking segment consists primarily of three groups: Branch Banking, Commercial and Business Banking and Warehouse Lending. The groups within the Community Banking segment originate consumer loans, commercial loans and warehouse loans, accept consumer, business and governmental deposits, offer investments and insurance services and offer liquidity management products. The liquidity management products include customized treasury management solutions, equipment leasing, international services and capital markets services such as interest rate risk protection products. At December 31, 2013, Branch Banking included 111 banking centers located throughout Michigan. During the first quarter 2014, we relocated one and closed five banking centers to better align the branch structure with the Company's focus on key market areas and to improve banking center efficiencies. Commercial and Business Banking includes relationship and portfolio managers throughout Michigan's major markets. Warehouse Lending offers lines of credit to other mortgage lenders, allowing those lenders to fund the closing of residential first mortgage loans.

Our Community Banking segment intends to achieve our strategic objective of becoming a standalone, profitable line of business through implementation of a number of important initiatives, including strengthening the leadership team, enhancing the sales process, improving operating efficiencies, and developing a streamlined account opening strategy. Branch Banking intends to continue optimizing our network of offices through strategic growth and relocations. Commercial and Business Banking intends to continue our focus on acquiring new customer relationships throughout Michigan.

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

Commercial loans held-for-investment. Our Commercial and Business Banking group includes relationship and portfolio managers throughout Michigan's major markets. Our commercial loans held-for-investment totaled $626.4 million at December 31, 2013 and $737.2 million at December 31, 2012, and consists of three loan types: commercial real estate, commercial and industrial, and commercial lease financing, each of which is discussed in more detail below. During the year ended December 31, 2013, we originated $239.5 million in commercial loans, compared to $727.1 million during the year ended December 31, 2012. The decrease in commercial loan originations is primarily due to the strategic decision, made in late 2012, to exit our New England based commercial loan production offices. The following table identifies the commercial loan held-for-investment portfolio by loan type and selected criteria.

Commercial Loans Held-for-Investment
December 31, 2013	Balance	Average Note Rate	Loan on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$172,598	5.4%	$1,500
Adjustable rate	237,071	3.0%	—
Total commercial real estate loans	409,669		$1,500
Net deferred fees and other	(799)
Total commercial real estate loans	$408,870
Commercial and industrial loans:
Fixed rate	$12,782	4.3%	$—
Adjustable rate	195,500	2.7%	—
Total commercial and industrial loans	208,282		$—
Net deferred fees and other	(1,095)
Total commercial and industrial loans	$207,187
Commercial lease financing loans:
Fixed rate	$10,613	3.5%	$—
Net deferred fees and other	(272)
Total commercial lease financing loans	$10,341
Total commercial loans:
Fixed rate	$195,993	5.2%	$1,500
Adjustable rate	432,571	2.9%	—
Total commercial loans held-for-investment	628,564		$1,500
Net deferred fees and other	(2,166)
Total commercial loans held-for-investment	$626,398

Commercial Loans Held-for-Investment
December 31, 2012	Balance	Average Note Rate	Loan on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$342,296	5.5%	$38,909
Adjustable rate	299,489	4.1%	47,458
Total commercial real estate loans	641,785		$86,367
Net deferred fees and other	(1,470)
Total commercial real estate loans	$640,315
Commercial and industrial loans:
Fixed rate	$33,124	3.5%	$—
Adjustable rate	58,544	2.7%	41
Total commercial and industrial loans	91,668		$41
Net deferred fees and other	(1,103)
Total commercial and industrial loans	$90,565
Commercial lease financing loans:
Fixed rate	$5,634	6.2%	$—
Net deferred fees and other	666
Total commercial lease financing loans	$6,300
Total commercial loans:
Fixed rate	$381,054	5.2%	$38,909
Adjustable rate	358,033	3.9%	47,499
Total commercial loans held-for-investment	739,087		$86,408
Net deferred fees and other	(1,907)
Total commercial loans held-for-investment	$737,180

The following table sets forth the unpaid principal balance (net of write downs) of our commercial loan held-for-investment portfolio at December 31, 2013 by year of origination.

Year of Origination	2009 and Prior	2010	2011	2012	2013	Total
	(Dollars in thousands)
Commercial real estate	$194,738	$8,658	$13,082	$70,528	$122,663	$409,669
Commercial and industrial	656	610	27,451	35,037	144,528	208,282
Commercial lease financing	—	—	—	10,613	—	10,613
Total	$195,394	$9,268	$40,533	$116,178	$267,191	$628,564

The average loan balance in our total commercial held-for-investment loan portfolio was approximately $0.8 million for the period ending December 31, 2013, with the largest loan being $39.1 million. There are approximately 72 loans with $2.5 million of unpaid principal balance and those loans comprised approximately $383.6 million, or 61.0 percent, of the total commercial held-for-investment loan portfolio in the aggregate.

Commercial real estate loans. Our commercial real estate held-for-investment loan portfolio is comprised of loans that are collateralized by real estate properties intended to be income-producing in the normal course of business.

The following table discloses our total unpaid principal balance of commercial real estate held-for-investment loans that were geographically concentrated at December 31, 2013.

	December 31, 2013
State	Percent	Amount (1)
	(Dollars in thousands)
Michigan	77.7%	$318,099
California	5.6%	22,754
Florida	3.8%	15,638
Indiana	2.1%	8,648
Tennessee	2.0%	7,975
Other	8.8%	36,555
Total	100.0%	409,669

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

Commercial and industrial loans. Commercial and industrial held-for-investment loan facilities typically include lines of credit and term loans to small or middle market businesses for use in normal business operations to finance working capital needs, equipment purchases and expansion projects.

The following table discloses our total unpaid principal balance of commercial held-for-investment loans that were geographically concentrated at December 31, 2013.

	December 31, 2013
State	Percent	Amount (1)
	(Dollars in thousands)
Michigan	88.4%	$184,106
California	5.2%	10,874
Texas	3.8%	7,917
Kentucky	2.1%	4,471
Other	0.5%	914
Total	100.0%	208,282

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

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

Warehouse lending. We also continue to offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or drawdown on the line is collateralized by the residential first mortgage loan being funded. During the year ended December 31, 2013, we subsequently acquired approximately 80.9 percent of residential first mortgage loans funded through the warehouse lines. Underlying mortgage loans are predominately originated using Agencies underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more principal officers of the borrower. The aggregate committed amount of adjustable rate warehouse lines of credit granted to other mortgage lenders at December 31, 2013 was $2.1 billion, of which $0.4 billion was outstanding and bearing an average interest rate of 5.0 percent, compared to $2.3 billion committed at December 31, 2012, of which $1.3 billion was outstanding with an average interest rate of 5.4 percent. The levels of outstanding balances of such warehouse lines are generally correlated to the level of our overall production levels because many of our correspondents (from whom we purchase mortgage loans) are also warehouse lending customers. During the year ended December 31, 2013, our warehouse lines funded 61.3 percent of the loans in our correspondent channel, as compared to 68.6 percent during the year ended December 31, 2012. There were 298 warehouse lines of credit to other mortgage lenders with an average size of $6.9 million at December 31, 2013, compared to 311 warehouse lines of credit with an average size of $7.5 million at December 31, 2012. We had no warehouse lines on non-accrual status at December 31, 2013 and 2012.

Deposits

Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and businesses. We continue to focus our efforts towards the growth of our core deposits, which includes checking, savings and money market deposit accounts. We believe core deposits represent a more stable funding source and their increase has allowed us to replace maturing brokered CDs and other potentially less stable funding sources. At December 31, 2013, we had a total of $6.1 billion in deposits, including $4.9 billion in retail deposits, $0.6 billion in company controlled deposits and $0.6 billion in government deposits. See Note 16 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for more information regarding deposits.

Non-bank Subsidiaries

At December 31, 2013, our corporate legal structure consisted of the Bank, including its wholly-owned subsidiaries (which includes the two consolidated VIEs) and wholly-owned non-bank subsidiaries that are either not material or inactive, which we conduct other business through. We also own nine statutory trusts that are not consolidated with our operations. For additional information, see Notes 3, 10 and 30 of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, herein.

Paperless Office Solutions, Inc. ("POS"), our wholly-owned subsidiary, provides on-line paperless office solutions for mortgage originators. DocVelocity is the flagship product developed by POS to bring web-based paperless mortgage processing to mortgage originators. On February 13, 2013, we announced an agreement to sell the assets and operations of POS to Capsilon Corporation, a provider of cloud-based document sharing, imaging and collaboration solutions for mortgage lenders. During the year ended December 31, 2013, the activity in this subsidiary was immaterial and is currently inactive.

Flagstar Reinsurance Company ("FRC") is our wholly-owned subsidiary, which was formed during 2007 as a successor in interest to another wholly-owned subsidiary, Flagstar Credit Inc., a reinsurance company which was subsequently dissolved in 2007. FRC is a reinsurance company that provided credit enhancement with respect to certain pools of mortgage loans underwritten and originated by us during each calendar year. During 2010, FRC terminated its agreement with the last mortgage insurance company with whom it had a reinsurance agreement. During the year ended December 31, 2013, FRC recorded an $8.2 million reversal on the valuation allowance on the deferred tax asset. FRC is currently inactive.

Regulation and Supervision

We are registered as a savings and loan holding company under the Home Owners Loan Act ("HOLA") and are currently subject to Federal Reserve regulation, examination and supervision. The Bank is a federally chartered savings bank and subject to OCC regulation, examination and supervision. In addition, the Bank is subject to regulation by the FDIC and the CFPB, and the Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund ("DIF"). Accordingly, we and the Bank are subject to an extensive regulatory framework which imposes activity restrictions, minimum capital requirements, lending and deposit restrictions and numerous other requirements primarily intended for the protection of depositors, the federal deposit insurance fund and the banking system as a whole, rather than for the protection of stockholders and creditors. Many of these laws and regulations have undergone significant changes and, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), will significantly change in the future. Our non-bank financial subsidiaries are also subject to various federal and state laws and regulations.

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

Holding Company Status, Acquisitions and Activities

We are a savings and loan holding company, as defined by federal banking law, as is our controlling stockholder, MP Thrift. Without prior written approval of the Federal Reserve , neither we, nor MP Thrift: (i) may acquire control of another savings association or holding company thereof, or acquire all or substantially all of the assets thereof; (ii) acquire or retain, with certain exceptions, more than 5 percent of the voting shares of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or (iii) acquire or retain control of a depository institution that is not federally insured. Similarly, we may not be acquired by a bank holding company, or any company, unless the Federal Reserve approves such transaction. We may not be acquired by an individual unless the Federal Reserve fails to object after receiving notice. In all situations, the public must have an opportunity to comment on any such proposed acquisition and the OCC or the Federal Reserve must complete an application review. In addition, the Gramm-Leach-Bliley Act (the "GLBA") generally restricts any non-financial entity from acquiring us unless such non-financial entity was, or had submitted an application to become, a savings and loan holding company on or before May 4, 1999. Also, because we were a savings and loan holding company prior to May 4, 1999 and control a single savings bank that meets the qualified thrift lender ("QTL") test under HOLA, we may engage in non-financial or commercial activities.

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

Standards for Safety and Soundness

Federal law requires each U.S. bank regulatory agency to prescribe certain safety and soundness standards for all insured financial institutions. To that end, the U.S. bank regulatory agencies adopted Interagency Guidelines Establishing Standards for Safety and Soundness. These are used by the U.S. bank regulatory agencies to identify and address problems at insured financial institutions before capital becomes impaired. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, compensation and benefits, earnings, and other operational and managerial standards as the agency deems appropriate. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. If the appropriate U.S. banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Regulatory Capital Requirements

In July 2013, U.S. banking regulators approved final Basel III Regulatory Capital rules ("Basel III"). These final rules adopt changes to meet the regulatory capital requirements of the Dodd-Frank Act. The Basel III rules will be effective January 1, 2014 for advanced approaches banking organizations that are not savings and loan holding companies and January 1, 2015 for all other covered banking organizations. Since the Bank and the Holding Company are not advanced approaches banking organizations, our mandatory compliance date is January 1, 2015. In October 2013, the OCC and Federal Reserve published a final rule consistent with Basel III that replaces their existing risk-based and leverage capital rules.

Savings and loan holding companies, like us, are not currently subject to consolidated capital requirements. Pursuant to the Dodd-Frank Act, the U.S. bank regulatory agencies have established minimum leverage and risk-based capital requirements for savings and loan holding companies. Beginning January 1, 2015 savings and loan holding companies will be subject to the same consolidated capital requirements as bank holding companies. As a result, our holding company will be required to maintain Tier 1 capital of at least 6 percent of risk-weighted assets and off-balance sheet items, total capital (the sum of Tier 1 capital and Tier 2 capital) of at least 8 percent of risk-weighted assets and off-balance sheet items, and Tier 1 capital of at least 4 percent of adjusted quarterly average assets. In addition, the final rule implements a new common equity Tier 1 minimum capital requirement of at least 4.5 percent of risk-weighted assets.

The Bank must maintain a minimum amount of capital to satisfy the various standard regulatory capital requirements under OCC regulations and federal law. Federal law and regulations establish five levels of capital compliance: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2013, the Bank was considered "well-capitalized" for regulatory purposes, with regulatory capital ratios of 13.97 percent for Tier 1 capital and 28.11 percent for total risk-based capital. An institution is considered well-capitalized if its ratio of total risk-based capital to risk-weighted assets is 10.0 percent or more, its ratio of Tier 1 capital to risk-weighted assets is 6.0 percent or more, its leverage ratio (also referred to as its core capital ratio) is 5.0 percent or more, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the OCC to meet and maintain a specific capital level for any capital measure. An institution is considered to be only "adequately-capitalized" if its capital structure satisfies lesser required levels, such as a total risk-based capital ratio of not less than 8.0 percent, a Tier 1 risk-based capital ratio of not less than 4.0 percent, and (unless it is in the most highly-rated category) a leverage ratio of not less than 4.0 percent. Any institution that is not well capitalized or adequately-capitalized is considered undercapitalized. Any institution with a tangible equity ratio of 2.0 percent or less is considered critically undercapitalized.

Various aspects of Basel III will be subject to multi-year transition periods ending December 31, 2018. Basel III generally continues to be subject to interpretation by the U.S. banking regulators. It introduces new minimum capital ratios and buffer requirements, proposes a supplementary leverage ratio, changes the composition of regulatory capital, expands and modifies the calculation of risk-weighted assets for credit and market risk (the Advanced Approach), revises the adequately capitalized minimum requirements under the Prompt Corrective Action framework and introduces a Standardized Approach for the calculation of risk-weighted assets, which will replace the current rules (Basel I - 2013 Rules) effective January 1, 2015. Basel III will materially change our Tier 1, Tier 1 common and Total capital calculations.

Qualified Thrift Lender

The Bank is required to meet a Qualified Thrift Lender ("QTL") test to avoid certain restrictions on operations, including the activities restrictions applicable to multiple savings and loan holding companies, restrictions on the ability to branch interstate, and our mandatory registration as a bank holding company under the Bank Holding Company Act of 1956. A savings bank satisfies the QTL test if: (i) on a monthly basis, for at least nine months out of each twelve month period, at least 65 percent of a specified asset base of the savings bank consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities, as well as a portion of residential loans originated and sold within 90 days of origination; or (ii) at least 60 percent of the savings bank’s total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. The Bank is currently, and expects to remain, in compliance with QTL standards.

FDIC Insurance and Assessment

The FDIC insures the deposits of the Bank and such insurance is backed by the full faith and credit of the U.S. government through the DIF. The Dodd-Frank Act raised the standard maximum deposit insurance amount to $250,000 per depositor, per insured financial institution for each account ownership category. Under the Dodd-Frank Act, noninterest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. As scheduled, this unlimited deposit insurance expired December 31, 2012. Deposits held in noninterest bearing transaction accounts are now aggregated with any interest bearing deposits the owner may hold in the same ownership category and the combined total is insured up to at least $250,000.

Pursuant to the Dodd-Frank Act, the minimum reserve ratio designated by the FDIC each year is 1.35 percent of the assessment base, as opposed to 1.15 percent under prior law. The FDIC is required to meet the minimum reserve ratio by September 30, 2020 and is required to offset the effect of the increased reserve ratio for banks with less than $10 billion. If the Bank reports assets of less than $10 billion, it must do so for four consecutive quarters before it will be reclassified as a small institution. The Dodd-Frank Act also eliminates requirements under prior law that the FDIC pay dividends to member institutions if the reserve ratio exceeds certain thresholds, and the FDIC has proposed that in lieu of dividends, it will adopt lower rate schedules when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2 percent as a long-term goal beyond what is required by statute.

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

Federal Reserve

Numerous regulations promulgated by the Federal Reserve affect our business operations as well as those of the Bank. These include regulations relating to electronic fund transfers, collection of checks, availability of funds, and reserve requirements.

Federal Reserve regulations require federally chartered savings associations to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3 percent is to be maintained against aggregate transaction accounts between $12.4 million and $79.5 million (subject to adjustment by the Federal Reserve) plus a reserve of 10 percent (subject to adjustment by the Federal Reserve between 8 percent and 14 percent) against that portion of total transaction accounts in excess of $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustment by the Federal Reserve) is exempt from the reserve requirements.

Required reserves must be maintained in the form of vault cash, an account at a Federal Reserve bank or a pass-through account as defined by the Federal Reserve. Pursuant to the Emergency Economic Stabilization Act of 2008, the Federal Reserve banks pay interest on depository institutions’ required and excess reserve balances. The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest target federal funds rate in effect during the reserve maintenance period. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve bank.

Bank Secrecy Act ("BSA")

The BSA requires all financial institutions, including banks, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. Under the BSA, an internal controls program should, at a minimum, include independent testing for compliance, designate an individual responsible for coordinating and monitoring day-to-day compliance and provide training for appropriate personnel. The BSA also includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting), as well as due diligence/know-your-customer documentation requirements. The Bank has established a global anti-money laundering program in order to comply with the BSA requirements and also is subject to certain requirements under the Consent Order relating to its compliance with the BSA.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "PATRIOT Act")

The PATRIOT Act, which was enacted following the events of September 11, 2001, includes numerous provisions designed to detect and prevent international money laundering and to block terrorist access to the U.S. financial system. The PATRIOT Act mandates that financial services companies implement additional policies and procedures and take heightened measures designed to address any or all of the following: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes and cooperation between financial institutions and law enforcement authorities. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, the U.S. bank regulatory agencies must consider the effectiveness of financial institutions engaging in a merger transaction in combating money laundering activities. The Bank has established policies and procedures intended to fully comply with the PATRIOT Act’s provisions, the BSA, as well as other aspects of anti-money laundering legislation.

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

Consumer Protection Laws and Regulations

The Bank is subject to many federal consumer protection statutes and regulations, the examination and enforcement of which has become more pronounced since the passage of the Dodd-Frank Act and the creation of the CFPB. The CFPB has assumed the responsibility for the development and enforcement of the federal consumer protection statutes and regulations, such as the Electronic Fund Transfer Act, the Fair Credit Reporting Act, the Homeowners Protection Act, the Fair Debt Collection Practices Act, the Home Mortgage Disclosure Act, the Home Ownership and Equity Protection Act, the Secure and Fair Enforcement for Mortgage Licensing Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act. The Dodd-Frank Act gave the CFPB: (i) broad rule-making, supervisory and examination authority in this area over financial institutions, such as the Bank, that have assets of $10 billion or more, (ii) expanded data collecting powers for fair lending purposes for both small business and mortgage loans and (iii)

authority to prevent unfair, deceptive and abusive practices. If the Bank reports assets of less than $10 billion, it must do so for four consecutive quarters before it will be reclassified as a small institution. The consumer complaint function of the OCC also has been transferred to the CFPB. The Dodd-Frank Act also narrows the scope of federal preemption of state laws related to federally chartered financial institutions, including savings banks such as the Bank, which gives broader rights to state attorney generals to enforce certain consumer protection loans.

CFPB and Regulations Related to Mortgage Origination and Servicing. In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. Compliance with these rules will likely increase our overall regulatory compliance costs. We continue to evaluate the rules to determine the level of their long-term impact on our mortgage loan origination and servicing activities.

On January 10, 2013, the CFPB issued a final rule concerning lenders’ assessments of consumers’ ability to repay home loans. Currently, Regulation Z prohibits creditors from extending higher priced mortgage loans without regard for the consumer’s ability to repay. The rule extends application of this requirement to all loans secured by dwellings (except open-end credit plans, timeshares, reverse mortgages and temporary loans) regardless of the terms or pricing. Creditors must, at a minimum, consider eight specified factors while making a reasonable and good faith determination that the consumer has a reasonable ability to repay the loan before entering any consumer credit transaction secured by virtually any dwelling. The factors include information such as the consumer’s income, debt obligations, credit history and monthly payments on the loan. Lenders that generate Qualified Mortgage loans will receive specific protections against borrower lawsuits that could result from failing to satisfy the ability-to-repay rule. As defined by the CFPB, Qualified Mortgages are mortgages that must meet the following standards prohibiting or limiting certain high risk products and features: (1) no excessive upfront points and fees - generally points and fees paid by the borrower must not exceed 3 percent of the total amount borrowed; (2) no toxic loan features - prohibited features include interest-only loans, negative-amortization loans, terms beyond 30 years and balloon loans; and (3) limit on debt-to-income ratios borrowers’ debt-to-income ratios must be no higher than 43 percent. Special rules are temporarily in place that extend the definition of Qualified Mortgages to include loans that are eligible for purchase by the Agencies or to be insured or guaranteed by HUD, VA or the USDA. There are two levels of liability protection for Qualified Mortgages, the Safe Harbor protection and the Rebuttable Presumption protection. Safe Harbor Qualified Mortgages are generally lower priced loans with interest rates closer to the prime rate, issued to borrowers with high credit scores. Borrowers suing lenders under Safe Harbor Qualified Mortgages are faced with overcoming the pre-determined legal conclusion that the lender has satisfied the ability-to-repay rule. Rebuttable Presumption Qualified Mortgages are generally loans at higher prices that are granted to borrowers with lower credit scores. Lenders generating Rebuttable Presumption Qualified Mortgages receive the protection of a presumption that they have legally satisfied the ability-to-repay rule while the borrower can rebut that presumption by proving that the lender did not consider the borrower’s living expenses after their mortgage and other debts. The rule became effective January 10, 2014. The special temporary QM rules are in place for Agencies eligible loans until the earlier of the end of the FHFA's conservatorship or January 10, 2021, and for loans eligible to be insured or guaranteed by HUD, VA or the USDA, until the earlier of the date the agency promulgates its own QM rule or January 10, 2021.

Also on January 10, 2013, the CFPB issued its final mortgage escrow account rule relating to the establishment of mandatory escrow accounts on higher-priced mortgage loans. The final rule became effective June 1, 2013. This rule implements changes to earlier regulations, lengthens the time that mandatory escrow accounts must be maintained on higher-priced mortgage loans from one year to five years and exempts certain types of transactions from the escrow requirement. A creditor or servicer may not cancel escrow accounts required under the rule except upon either the termination of the loan or receipt of a consumer's request to cancel the escrow account no earlier than five years after consummation, whichever happens first. The creditor or servicer may not cancel the escrow account unless the unpaid principal balance is less than 80 percent of the secured property's original value and the consumer is not delinquent or in default on the loan at the time of the request.

Additionally, on January 10, 2013, the CFPB issued a final rule to expand the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 ("HOEPA"). Loans that meet HOEPA’s high-cost coverage tests are subject to special disclosure requirements and restrictions on loan terms, and borrowers in high-cost mortgages have enhanced remedies for violations of the law. The rule revises and expands the definition of high-cost mortgages and imposes additional restrictions on mortgages that are covered by HOEPA, including a pre-loan counseling requirement. This rule also bans certain features from high-cost mortgages, such as prepayment penalties, loan modification fees, and most fees charged to a borrower who requests a payoff statement. Balloon payments would also be banned, except in special circumstances. The rule became effective January 10, 2014.

On January 17, 2013, the CFPB issued its final rules relating to mortgage servicing. These rules address the following nine major servicing topics: (i) periodic billing statements with timing, form and content requirements; (ii) interest rate adjustment notices for ARM loans that must be provided to consumers prior to payment changes from rate changes; (iii) prompt crediting of payments and timing requirements for payoff statements; (iv) force placed insurance notice, coverage and cancellation requirements; (v) procedural requirements for error resolution and information requests from consumers; (vi) policy and procedure requirements for servicing functions and document management; (vii) early intervention notice requirements with delinquent borrowers about loss mitigation options; (viii) continuity of contact between servicer personnel and delinquent borrowers throughout the loss mitigation process; and (ix) loss mitigation procedures and restrictions on "dual tracking" of foreclosure alternatives with the foreclosure process. The rule became effective on January 10, 2014.

On January 18, 2013, the CFPB issued final rules related to appraisals for higher-priced mortgage loans and consumer access to appraisals. The rule on appraisals for higher-price mortgages prohibits creditors from making such mortgage loans unless certain conditions are met, including obtaining a written appraisal based on a full interior appraisal. The rule on appraisal access requires creditors to notify consumers within a certain time period of their right to receive a copy of the appraisal and requires creditors to provide copies of the appraisal and other written valuation. The rule became effective January 18, 2014.

On January 20, 2013, the CFPB issued its final loan originator compensation rules which, among other things, created compensation restrictions and qualifications for loan originators. Under the rule, loan originators are prohibited from basing their compensation on "any transaction's terms or conditions" and dual compensation is generally prohibited. This portion of the rule will become effective on January 1, 2014. The rule also mandates certain qualifications for loan originators, such as licensing, and requires loan originator organizations to ensure compliance with the Secure and Fair Enforcement for Mortgage Licensing Act, where applicable. Additionally, the rule prohibits: (i) the use of mandatory arbitration clauses in both mortgage and home equity loan agreements; and (ii) the financing of single premiums or fees for credit insurance in connection with a consumer credit transaction secured by a dwelling. These later provisions are effective June 1, 2013. All other provisions of the rule are effective January 10, 2014.
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

In addition, many states also have predatory lending laws that may be applicable to the Bank.

Gramm-Leach Bliley Act ("GLBA"). The GLBA includes provisions that protect consumers from the unauthorized transfer and use of their non-public personal information by financial institutions. Privacy policies are required by federal banking regulations which limit the ability of banks and other financial institutions to disclose non-public personal information about consumers to non-affiliated third parties. Pursuant to those rules, financial institutions must provide:

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

In addition, the Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the U.S. bank regulatory agencies expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to, or use of, such records or information that could result in substantial harm or inconvenience to any customer.

Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act ("FACT Act"). The Fair Credit Reporting Act, as amended by the FACT Act, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with the FACT Act, U.S. bank regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer's election to opt out would be applicable for at least five years.

Equal Credit Opportunity Act ("ECOA"). The ECOA generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

Truth In Lending Act ("TILA"). The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things. In addition, the TILA also provides a variety of substantive protections for consumers.

Fair Housing Act ("FH Act"). The FH Act regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered illegal, under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act (the "HMDA"). The HMDA grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. In 2004, the Federal Reserve amended regulations issued under HMDA to require the reporting of certain pricing data with respect to higher-priced mortgage loans. This expanded reporting is being reviewed by U.S. bank regulatory agencies and others from a fair lending perspective.

Real Estate Settlement Procedures Act ("RESPA").Lenders are required by RESPA to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of RESPA may result in civil liability or administrative sanctions.

Enforcement. Enforcement actions under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the FACT Act, ECOA, TILA, FH Act, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Community Reinvestment Act

The Community Reinvestment Act ("CRA") requires the U.S. bank regulatory agencies when deciding on a bank’s application to expand their branching to evaluate how the bank has helped to meet the credit needs of the communities it serves, including low to moderate income neighborhoods, while maintaining safe and sound banking practices. The evaluation rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The primary banking agency assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution's rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve and substantial non-compliance.

An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, including, but not limited to, engaging in acquisitions and mergers. In 2009, the Bank received a "satisfactory" CRA rating from the OTS (as predecessor to the OCC) and this remains our current rating.

Regulatory Reform

On July 21, 2010, the Dodd-Frank Act was signed into law. This law made extensive changes to the then existing bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including us and the Bank. Various federal agencies began to adopt a broad range of rules and regulations and these agencies have been given significant discretion in drafting these rules and regulations. Consequently, many of the details and much of the impact of the Dodd-Frank Act remains uncertain pending interpretive guidance from the agencies regarding these new rules, the extent of enforcement by regulators, and the financial industry’s reaction to these new rules and regulations. The full consequences of Dodd-Frank may not be known for many months or years.

The Dodd-Frank Act contains a number of provisions intended to strengthen bank capital. For example, the bank regulatory agencies are directed to establish minimum leverage and risk-based capital requirements that are at least as stringent as those currently in effect. In addition, we will be subject to consolidated capital requirements for the first time and will be required to serve as a source of strength to the Bank.

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

The Dodd-Frank Act imposes a number of additional requirements on servicers of residential mortgage loans by amending certain existing provisions and adding new sections to TILA and RESPA. The penalties for noncompliance with TILA and RESPA are also significantly increased by the Dodd-Frank Act and could lead to an increase in lawsuits against mortgage servicers. In addition, the Dodd-Frank Act generally requires that implementing regulations be issued before many of its provisions relating to these matters become effective. Therefore, several of these provisions will not be effective until early 2014. On January 17, 2013, the CFPB issued final rules amending TILA and RESPA to implement certain mortgage servicing standards set forth by the Dodd-Frank Act and to address other issues identified by the CFPB (discussed above). When fully implemented, the regulations will prevent or limit servicers of residential mortgage loans from taking certain actions that are typically taken today (e.g. the charging of certain fees) and will impose new requirements that are not currently required. The effect of which will be to increase costs and risks or reducing revenues currently generated by mortgage servicing.

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

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The final rule, as drafted by a variety of federal financial regulatory agencies, was issued December 10, 2013, with an effective date of April 2014. The statutory provision is commonly called the "Volcker Rule." The final rules are highly complex, and many aspects of their application remain uncertain. We do not currently anticipate that the Volcker Rule will have a meaningful effect on our operations or those of our subsidiaries, as we do not materially engage in the businesses prohibited by the Volcker Rule. We may incur costs if required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. There are uncertainties with respect to the Volcker Rule, and the industry is still attempting to fully understand its implications. Until more interpretive guidance is available and the cost of the required compliance programs can be estimated, the precise financial impact of the rule on us, our customers, or the financial industry more generally, cannot be accurately determined.

We expect to incur ongoing operational and system costs in order to prepare for compliance with the multitude of new laws and regulations. Furthermore, there may be additional federal or state laws enacted during this period that place additional obligations on servicers of residential loans.

Capital Planning and Stress Testing Requirements

In October 2012, the OCC published its final rules requiring annual capital-adequacy stress tests for national banks and federal savings associations with consolidated assets of more than $10 billion, which were proposed in January 2012. If the Bank reports assets of less than $10 billion, it must do so for four consecutive quarters before it will be reclassified as a small institution. The requirement to perform annual capital-adequacy stress tests became applicable in October 2013 for federal savings associations with consolidated assets between $10 billion and $50 billion, such as the Bank. Under the rules, the OCC will provide institutions with economic scenarios, reflecting baseline, adverse and severely adverse conditions. The Bank is required to use the scenarios to calculate, for each quarter-end within a nine-quarter planning horizon, the impact of such scenarios on revenues, losses, loan loss reserves and regulatory capital levels and ratios, taking into account all relevant exposures and activities. On or before March 31 of each year beginning in 2014, The Bank will be required to submit a report of the results of its stress test to the OCC and publish a summary of the results between June 15 and June 30 of each year following the submission to the OCC. The rule also requires each institution to establish and maintain a system of controls, oversight and documentation, including policies and procedures, designed to ensure that the stress testing processes used by the institution are effective in meeting the requirements of the rule.

In June 2011, the U.S. bank regulatory agencies also proposed guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets, such as the Bank. The proposed guidance provides an overview of how a banking organization should structure its stress testing activities and ensure they fit into overall risk management. The guidance outlines broad principles for a satisfactory stress testing framework and describes the manner in which stress testing should be employed as an integral component of risk management that is applicable at various levels of aggregation within a banking organization, as well as for contributing to capital and liquidity planning.

Limitation on Capital Distributions

OCC regulations impose limitations upon certain capital distributions by savings associations, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. We do not currently pay dividends on our capital stock. See "Item 1, Business - Payment of Dividends and Interest Payments".

The OCC regulates all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. A subsidiary of a savings and loan holding company, such as the Bank, must file a notice or seek affirmative approval from the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. In addition, as a subsidiary of a savings and loan holding company, the Bank must receive approval from the FRB, and prior written non-objection by the OCC under the consent order, before declaring any dividends.

The Bank may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or if the dividend would violate a prohibition contained in any statute, regulation or agreement. Under the Federal Deposit Insurance Act ("FDIA") an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the FDIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice.

Loans to One Borrower

Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of the institution’s unimpaired capital and surplus. Additional amounts may be loaned if such loans or extensions of credit are secured by readily-marketable collateral, but in no case may they be in excess of 10 percent of unimpaired capital and surplus.

Regulatory Enforcement

Both the OCC and the FDIC may take regulatory enforcement actions against any of their regulated institutions, such as the Bank, that do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against any banking institution, or any "institution-affiliated party," such as a director, officer, employee, agent or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. The OCC has authority under various circumstances to appoint a receiver or conservator for an insured institution that it regulates, to issue cease and desist orders, to obtain injunctions restraining or prohibiting unsafe or unsound practices, to revalue assets and to require the establishment of reserves. The FDIC has additional authority to terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is operating in an unsafe or unsound condition or has violated any applicable law, regulation, rule, or order of, or condition imposed by, the FDIC. In addition, the Federal Reserve may take regulatory enforcement actions against us, and the CFPB has the authority to take regulatory enforcement actions against us or the Bank.

Assessments

The OCC charges assessments to recover the costs of examining savings associations and their affiliates. These assessments are generally based on an institution’s total assets, with a surcharge for an institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination. Our expense for these assessments totaled $3.9 million and $4.0 million, respectively, for the years ending December 31, 2013 and 2012.

Federal Home Loan Bank System

The primary purpose of the Federal Home Loan Banks ("FHLBs") is to act as a central credit facility and provide loans to their respective members, such as the Bank, in the form of collateralized advances for making housing loans as well as for affordable housing and community development lending. The FHLBs are generally able to make advances to their member institutions at interest rates that are lower than the members could otherwise obtain. The Federal Housing Finance Agency, a government agency, is generally responsible for regulating the FHLB system. The FHLB system consists of 12 regional FHLBs, each being federally chartered, but privately owned, by their respective member institutions. The Bank is currently a member of the FHLB of Indianapolis, and as such, is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements.

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

ITEM 1A. RISK FACTORS

Our financial condition and results of operations may be adversely affected by various factors, many of which are beyond our control. In addition to the factors identified elsewhere in this Report, the most significant risk factors affecting our business include those set forth below. The below description of risk factors is not exhaustive, and readers should not consider the description of such risk factors to be a complete set of all potential risks that could affect us.

Market, Interest Rate, Credit and Liquidity Risk

Our business has been and may continue to be adversely affected by conditions in the mortgage and real estate markets, global financial markets and macro-economic conditions.

Our business, and the financial services industry generally, have been materially and adversely affected by a significant and prolonged period of negative market and economic conditions. This was initially triggered by declines in the values of subprime mortgages, but spread to virtually all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes. Our business, in particular our Mortgage Banking business, was adversely affected by these issues. Furthermore, continued concerns regarding the recovery of the U.S. and global economies, unemployment, declines in real property values, global political and economic issues, such as political instability and sovereign debt defaults, access to credit and capital markets, high rates of delinquencies and defaults on loans and other factors have contributed to volatility and uncertainty in the mortgage and real estate markets, global financial markets and the U.S. economy. Though market conditions have improved somewhat, there can be no assurance that economic and market conditions will continue to improve or even that the existing improvements will be sustained. As a result, our results of operations could be affected. Moreover, unlike many of our competitors, we are subject to regulatory and other limitations, such as requirements under the Consent Order and the Supervisory Agreement, which could limit our ability to recover from the recession at the same pace as other financial services institutions.

In addition, these negative market and economic conditions led to difficulty in refinancing for some of our commercial and residential mortgage customers and increased the rate of defaults and foreclosures. Furthermore, the decline in asset values in recent years resulted in considerable losses to the Bank and other secured lenders that historically have been able to rely on the underlying collateral value of their loans to minimize or eliminate losses. A significant portion of our loans-held-for-investment portfolio is comprised of loans collateralized by real estate in which we are in the first lien position. Although there have been signs of recovery, there can be no assurance that property values will continue to stabilize or improve, and if they decline again, there can be no assurance that the Bank will not incur credit losses. Deterioration in the housing and commercial real estate markets may lead to increased loss severities and increases in past due loans and nonperforming assets in our loan portfolios. Additionally, it is often expensive and difficult to pursue collection efforts and foreclosure proceedings due to regulatory and other issues, which could increase our costs or otherwise cause us to incur losses in our mortgage portfolio. Any of these effects could adversely affect our business, financial condition and results of operations.

Any deterioration in the mortgage market may also reduce the number of new mortgages that we originate, increase the costs of servicing mortgages without a corresponding increase in servicing fees or adversely affect our ability to sell mortgage loans originated by us. Any such event could adversely affect our business, financial condition and results of operations.

Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, had combined in recent years to increase swap spreads, cause rating agencies to lower credit ratings, and otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in central bank borrowing rates and other government actions. Banks and other lenders suffered significant losses in recent years and often became reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral.

Volatility of interest rates could lead to increased prepayment rates and lower mortgage origination volume and sales, which could adversely affect our business, financial condition and results of operations.

More than 80 percent of our revenues in 2013 and 2012, were realized from our Mortgage Banking segment. The residential real estate mortgage lending business is very sensitive to changes in interest rates, and low interest rates generally increase that business, while high interest rates generally cause that business to decrease.  Thus, our performance normally has a strong correlation to interest rate levels. In particular, our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans made to others and investments and the rates we pay for deposits and other sources of funds, as well as the volume of mortgage loan originations and sales and the related fees received from our Mortgage Banking segment. Our net interest margin and our volume of mortgage originations and sales will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and global and domestic economic conditions generally. Historically, net interest margin and the mortgage origination volumes and sales for the Bank and for other financial institutions have widened and narrowed in response to these and other factors. A significant or prolonged change in prevailing interest rates may have a material adverse effect on our business, financial condition and results of operations.

In addition, increasing long-term interest rates may decrease our mortgage loan originations and sales. Generally, the volume of mortgage loan originations is inversely related to the level of long-term interest rates. During periods of low long-term interest rates, a significant number of our customers may elect accelerated prepayments as they seek to refinance their mortgages (i.e., pay off their existing higher rate mortgage loans with new mortgage loans obtained at lower interest rates). Our profitability levels and those of others in the mortgage industry have generally been strongest during periods of low and/or declining interest rates, as we have historically been able to sell the resulting increased volume of loans into the secondary market at a gain.

Certain hedging strategies that we use to manage investment in Mortgage Servicing Rights ("MSRs") and other interest rate risks may be ineffective.

We invest in MSRs to support mortgage strategies and to deploy capital at acceptable returns. We utilize derivatives and other fair value assets as economic hedges to offset changes in fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments and to otherwise manage interest rate risk. Our main objective in managing interest rate risk is to maximize the benefit and minimize the adverse effect of changes in interest rates on our earnings over an extended period of time. In managing these risks, we look at, among other things, yield curves and hedging strategies. As such, our interest rate risk management strategies may result in significant earnings volatility in the short term because the market value of our assets and related hedges may be significantly impacted either positively or negatively by unanticipated variations in interest rates. In particular, our portfolio of MSRs and our mortgage pipeline are highly sensitive to movements in interest rates, and hedging activities related to the portfolio. Our MSRs could lose a substantial portion of their value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates. Conversely, MSRs generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated.

Our hedging strategies to manage these risks relating to our MSRs and interest rate volatility are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, when interest rates fluctuate, repricing risks arise from the timing difference in the maturity and/or repricing of assets, liabilities and off-balance sheet positions. While such repricing mismatches are fundamental to our business, they can expose us to fluctuations in income and economic value as interest rates vary. Our interest rate risk management strategies do not completely eliminate repricing risk. Although we use models to assess the impact of interest rates on mortgage related revenues, the estimates of revenues produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may differ from actual subsequent experience. In addition, our hedging strategies rely on assumptions and projections regarding assets and general market factors, many of which are outside of our control. If one or more of these assumptions and projections proves to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may incur losses that would adversely impact earnings. Hedging strategies also involve transaction and other costs. The failure of our ability to effectively hedge interest rate risks could adversely affect our business, financial condition and results of operations.

Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase reserves.

There is a risk of default with respect to all of our mortgages and other loans, and our remedies to collect, foreclose or otherwise recover may not fully satisfy the debt owed to us. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, to provide for probable and inherent losses in our loans held for our investment portfolio. Our allowance for loan losses, however, may not be adequate to cover actual credit losses, and future provisions for credit losses could adversely affect our business, financial condition, results of operations, cash flows and prospects. The allowance for loan losses reflects management’s estimate of the probable and inherent losses in our portfolio of held-for-investment loans at the relevant statement of financial condition date. Our allowance for loan losses is based on prior experience as well as an evaluation of the risks in the current portfolio, composition and maintaining our current revenue pace of the portfolio and economic factors. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects. The determination of an appropriate level of loan loss allowance is an inherently subjective process that requires significant management judgment and is based on numerous assumptions. Changes in economic conditions affecting borrowers and real estate valuations, new information regarding existing loans, identification of additional problem loans, failure of borrowers and guarantors to perform in accordance with the terms of their loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Moreover, our regulators, as part of their supervisory function, periodically review our allowance for loan losses. Our regulators may recommend or require us to increase our allowance for loan losses or to recognize further losses, based on their judgment, which may be different from that of our management or other regulators. Any increase in our loan losses could have an adverse effect on our earnings and financial condition.

Changes in the fair value of our securities may reduce our stockholders’ equity, net earnings, or results of operations.

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

We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which are considered in the analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. Generally these changes in fair value caused by changes in interest rates are viewed as temporary, which is consistent with experience. If we deem such decline to be other than temporary impairment ("OTTI") related to credit losses, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of noninterest income.

In the past, we have recorded OTTI charges. Our securities portfolio is monitored as part of ongoing OTTI evaluation process. No assurance can be given that we will not recognize OTTI charges related to securities in the future. Any changes in the fair value of our securities and/or any OTTI charges could have an adverse effect on our stockholders’ equity, net earnings or results of operations.

Liquidity is essential to our business and our inability to borrow funds, maintain or increase deposits or raise capital on commercially reasonable terms or at all could adversely affect our liquidity and earnings.

We require substantial liquidity to meet our deposit and debt obligations as they come due, fund our operations and for potential unforeseen liabilities or losses, including without limitation those that could be incurred in connection the settlement of litigation, regulatory proceedings or other matters. Our access to liquidity could be impaired by our inability to access the capital markets or unforeseen outflows of deposits. Our access to external sources of financing, including deposits, as well as the cost of that financing, is dependent on various factors including regulatory restrictions. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, downgrades in our debt ratings, declining financial results and losses, material changes to operating margins, financial leverage on an absolute or relative to peers, changes within the organization, specific events that adversely impact our financial condition or reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting assets, the corporate and regulatory structure, balance sheet and capital structure, geographic and business diversification, interest rate fluctuations, market share and competitive position, general economic conditions and the legal, regulatory, accounting and tax environments governing funding transactions. Many of these factors are beyond our control. The material deterioration in any one or a combination of these factors could result in a downgrade of our credit or servicer standing with counterparties or a decline in our reputation within the marketplace and could result in our having a limited ability to borrow funds, maintain or increase deposits (including custodial deposits for our agency servicing portfolio) or to raise capital on commercially reasonable terms or at all. Furthermore, in prior years, we raised capital on terms that were significantly dilutive to our stockholders, and we could be required to do so again in the future. We compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources than we do. In the event that these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase our cost of funds.

Our ability to make mortgage loans and fund our investments and operations depends largely on our ability to secure funds on terms acceptable to us. Our primary sources of funds to meet our financing needs include loan sales and securitizations; deposits, which include custodial accounts from our servicing portfolio and brokered deposits and public funds; borrowings from the Federal Home Loan Bank or other federally backed entities; borrowings from investment and commercial banks through repurchase agreements; and capital-raising activities. If we are unable to maintain any of these financing arrangements, are restricted from accessing certain of these funding sources by our regulators, are unable to arrange for new financing on terms acceptable to us or at all, or if we default on any of the covenants imposed upon us by our borrowing facilities, then we may have to reduce the number of loans we are able to originate for sale in the secondary market or for our own investment or take other actions that could have other negative effects on our operations. A significant or prolonged reduction in loan originations that occurs as a result could adversely impact our earnings, financial condition, results of operations and future prospects. There is no guarantee that we will be able to renew or maintain our financing arrangements or deposits or that we will be able to adequately access capital markets when or if a need for additional capital arises.

Our loan portfolio and geographic concentration could increase our potential for significant losses.

More than 80 percent of our revenues in 2013 and 2012, were realized from our Mortgage Banking segment.Our mortgage loan portfolio also is geographically concentrated in certain states, including California, Michigan, Florida, Washington and Arizona. In addition, a significant number of commercial real estate loans held-for-investment are in Michigan. This concentration has made, and will continue to make, our loan portfolio particularly susceptible to downturns in the general economy and the real estate and mortgage markets in the geographic areas where we conduct our business activities. Adverse conditions, including unemployment, inflation, recession, natural disasters, declining property values, municipal bankruptcies and other factors in these markets could cause delinquencies and charge-offs of these loans to increase, likely resulting in a corresponding and disproportionately large decline in revenues and demand for our services and an increase in credit risk and the value of collateral for our loans to decline, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. Furthermore, the economic, real estate market and other conditions in any one or more of our market areas may recover at a slower pace than any recovery in the U.S. real estate market generally.

Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, there are no assurances that we will benefit from any market growth or favorable economic conditions in our primary market areas when and if they do occur. Any efforts that we may undertake to diversify our loan portfolio and business activities against concentration risks may not be successful.

We depend on our institutional counterparties to provide services that are critical to our business. If one or more of our institutional counterparties defaults on its obligations to us or becomes insolvent, it could have a material adverse effect on our earnings, liquidity, capital position and financial condition.

Financial services institutions are interrelated as a result of market-making, trading, clearing, counterparty, or other relationships. We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. We believe that our primary exposures to institutional counterparty risk are with third-party providers of credit enhancement on the mortgage assets that we hold in our investment portfolio, including mortgage insurers and financial guarantors, issuers of securities held on our Consolidated Statements of Financial Condition, and derivatives counterparties. Furthermore, a significant deterioration in the credit quality of one or more of our counterparties could lead to concerns about the credit quality of other counterparties in the industry. Counterparty risk can also adversely affect our ability to acquire, sell or hold MSRs in the future. Adverse mortgage and credit market conditions have adversely affected, and if recent positive trends are not sustained, they could again adversely affect, the liquidity and financial condition of a number of our institutional counterparties, particularly those whose businesses are concentrated in the mortgage industry. One or more of these institutions may default in its obligations to us for a number of reasons, such as changes in financial condition that affect their credit ratings, a reduction in liquidity, operational failures or insolvency. A default by a counterparty with significant obligations to us could result in significant financial losses to us and could have a material adverse effect our ability to conduct our operations, which would adversely affect our earnings, liquidity, capital position and financial condition. In addition, a default by a counterparty may require us to obtain a substitute counterparty which may not exist in this economic climate and which may, as a result, cause us to default on our related financial obligations. In addition, concerns about, or a default or threatened default by one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as banks with which we interact on a daily basis, and therefore could adversely affect us.

We use assumptions and estimates in determining the fair value of certain of our assets and liabilities, which assumptions and estimates may prove to be incorrect, resulting in significant declines or increases in valuation.

Pursuant to accounting principles generally accepted in the United States, we are required to use certain assumptions and estimates in preparing our Consolidated Statements of Financial Condition. A portion of our assets and liabilities are carried on our Consolidated Statements of Financial Condition at fair value, including our MSRs, certain mortgage loans held-for-sale, trading assets, available-for-sale securities, derivatives and the future obligations arising from our settlement with the DOJ. Generally, for assets that are reported at fair value, we use quoted market prices when available. In certain cases, observable market prices and data may not be readily available or their availability may be diminished due to market conditions. In such cases, we use internally developed financial models that utilize observable market data inputs as well as asset specific collateral data and market inputs for interest rates to estimate the fair value of certain of these assets and liabilities. These valuation models rely to some degree on managements’ assumptions, estimates and judgment, which are inherently uncertain. We cannot be certain that the models or the underlying assumptions will prove to be predictive and remain so over time, and therefore, actual results may differ from our models and assumptions. Different assumptions could result in significant declines in valuation, which in turn could result in significant declines or increases in the dollar amount of assets or increases in the liabilities we report on our Consolidated Statements of Financial Condition. In addition, sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment. If assumptions or estimates underlying our Consolidated Statements of Financial Condition are incorrect, we may experience material losses.

Regulatory Risk

Our business is highly regulated and the regulations applicable to us are subject to change.

The banking industry is extensively regulated at the federal and state levels. Insured financial institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. These laws and regulations significantly affect the way that we do business and could restrict the scope of our existing and future businesses, product offerings and operations, restrict our ability to pursue acquisitions and divestitures, reduce the profitability of products and services that we offer and make our products and services more expensive for our customers.

Currently, the Bank is subject to supervision and regulation by the OCC, the FDIC and the CFPB. In addition, the Federal Reserve is responsible for supervising and regulating all savings and loan holding companies that were formerly regulated by the OTS, including us. The Federal Reserve is also authorized to impose capital requirements on savings and loan holding companies and subject such companies to new and potentially heightened examination and reporting requirements. Savings and loan holding companies, including us, are also required to serve as a source of financial strength to their financial institution subsidiaries, which means that the Federal Reserve expects us to be able to infuse capital into the Bank should its capital levels become inadequate.  Thus, the Federal Reserve may discourage us from using up any capital-raising capacity so that, in the event we ever need to do so, we can raise funds to infuse capital into the Bank; the Federal Reserve also may insist, in the event that the Bank needs a capital infusion, that our duty to infuse capital takes priority of obligations to creditors. The OCC is the primary regulator of the Bank and its affiliated entities. In addition to its regulatory powers, the OCC has significant enforcement authority that it can use to address banking practices that it believes to be unsafe and unsound, violations of laws, and capital and operational deficiencies. The FDIC also has significant regulatory authority over the Bank and may impose further regulation at its discretion for the protection of the DIF. Such regulation and supervision are intended primarily for the protection of the DIF and for the Bank’s depositors and borrowers, and are not intended to protect the interests of investors in our securities. The CFPB is responsible for enforcement of the principal federal consumer protection laws over institutions that have assets of $10 billion or more. If the Bank reports assets of less than $10 billion, it must do so for four consecutive quarters before it will be reclassified as a small institution. Since we believe the Bank’s assets will likely return to $10 billion in the near future, we will continue to operate if we are subject to the CFPB’s jurisdiction.

Further, the Bank's business is affected by consumer protection laws and regulation at the state and federal level, including a variety of consumer protection provisions, many of which provide for a private right of action and some of which pose a risk of class action lawsuits. In the current environment, there have been, and will likely be, significant changes to the banking and financial institutions regulatory regime in light of recent government intervention in the financial services industry, and it is not possible to predict the impact of all such changes on our results of operations. Changes to, or in the interpretation or implementation of, statutes, regulations or policies, heightened regulatory scrutiny, requirements or expectations, implementation of new government programs and plans, and changes to judicial interpretations of statutes or regulations could affect us in substantial and unpredictable ways. For example, our regulators' views as to the adequacy of our capital has evolved since the economic recession. As a result, while we have historically operated at lower Tier 1 capital levels, we are currently operating at a Tier 1 capital ratio of greater than 9 percent and do not currently intend to operate at lower Tier 1 capital levels in the future. Among other things, such changes, as well as the implementation of such changes, could result in unintended consequences and could subject us to additional costs, constrain our resources, limit the types of financial services and products that we may offer, increase the ability of non-banks to offer competing financial services and products, and/or reduce our ability to effectively hedge against risk. See the Regulatory discussion, in Item 1. Business, herein, for further discussion of regulations applicable to us.

The Bank has entered into a Consent Order with the OCC, which requires the Bank to adopt or review and revise various plans, policies and procedures. Non-compliance with the Consent Order may lead to additional corrective actions by the OCC, civil penalties or other adverse actions, which could negatively impact our operations and financial performance.

Effective October 23, 2012, the Bank entered into a Consent Order with the OCC. Under the Consent Order, the Bank is required to adopt or review and revise various plans, policies and procedures related to, among other things, regulatory capital; enterprise risk management and liquidity as well as capital; allowance for loan and lease losses and our representation and warranty reserve; internal audit; internal loan review; concentrations; Bank Secrecy Act risk assessment, program, internal controls, customer due diligence, and independent testing; compliance management; flood insurance; and information technology.  See the Consent Order discussion, in Item 1. Business, herein. The Bank has submitted or will submit these plans, policies and procedures to the OCC for a written determination that the OCC has no supervisory objection to them. Upon the Bank's receipt of no supervisory objection from the OCC, the Consent Order requires the Bank to implement and ensure adherence to the plans, policies and procedures. Although management has commenced working to resolve the concerns of the OCC under the Consent Order, the OCC may not agree that it has resolved all of these issues.

While subject to the Consent Order, the Bank's management and Board of Directors will be required to focus a substantial amount of time on complying with its terms, which could adversely affect our financial performance. There is also no guarantee that the Bank will be able to fully comply with the Consent Order. In the event the Bank is in material non-compliance with the terms of the Consent Order, the OCC has the authority to subject the Bank to additional corrective actions. In particular, if the Bank fails to submit a written capital plan within a time period acceptable to the OCC, or fails to implement a written capital plan for which the OCC has provided a written determination of no supervisory objection, then at the sole discretion of the OCC, the Bank may be deemed undercapitalized for purposes of the Consent Order. If the OCC determines that the Bank is undercapitalized for purposes of the Consent Order, it may at its discretion impose certain additional corrective actions on the Bank's operations that are applicable to undercapitalized institutions. These corrective actions could negatively impact the Bank's operations and financial performance. Moreover, in the event the OCC believes that the Bank has failed to comply with the Consent Order, it could initiate further enforcement actions against the Bank, seek an injunction requiring the Bank and its officers and directors to comply with the Consent Order and seek civil money penalties against the Bank and its officers and directors as well as against us.  Any failure by the Bank to comply with the terms of the Consent Order or additional actions by the OCC could adversely affect our business, financial condition and results of operations. In addition, the Bank’s competitors may not be subject to similar actions, which could limit our ability to compete effectively.

We remain subject to the restrictions and conditions of the Supervisory Agreement. Failure to comply with the Supervisory Agreement could result in further enforcement action against us, which could negatively affect our results of operations and financial condition.

We remain subject to the Supervisory Agreement, which requires that we take certain actions to address issues identified by the OTS. The Supervisory Agreement is enforced by the Federal Reserve as a successor regulator to the OTS. That agreement requires submission of a capital plan, a prohibition on the declaration of dividends, a prohibition against any incursion of debt, a prohibition against affiliate transactions with limited exceptions, a limitation on severance and indemnification payments, prior notification of the Federal Reserve in the case of changes in directors or senior executive officers with such changes being subject to Federal Reserve approval, and a prohibition against entering into compensation or benefit arrangements for directors and senior executive officers without Federal Reserve approval. While we believe that we have taken numerous steps to comply with, and intend to comply in the future with, the requirements of the Supervisory Agreement, failure to comply with the Supervisory Agreement in the time frames provided, or at all, could result in additional enforcement orders or penalties from our regulators, which could include further restrictions on us, assessment of civil money penalties on us, as well as our directors, officers and other affiliated parties and removal of one or more officers and/or directors. Such actions, if initiated, could have a material adverse effect on our operating results and liquidity. Moreover, our competitors may not be subject to similar actions, which could limit our ability to compete effectively. See the Supervisory Agreement discussion, in Item 1. Business, herein.

Financial services reform legislation has resulted in, among other things, numerous restrictions and requirements which could negatively impact our business and increase our costs of operations.

The Dodd-Frank Act was signed into law on July 21, 2010 and has significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. As a result, various federal agencies were required to adopt a broad range of new implementation rules and regulations and are given significant discretion in drafting the implementation rules and regulations. Consequently, it is difficult to predict the ultimate impact of Dodd-Frank Act on us or the Bank, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. Nor can we predict the impact or substance of other future legislation or regulation. However, it is expected that at a minimum they will increase our operating and compliance costs and potentially our interest expense. In addition, compliance obligations will expose us to additional noncompliance risk and could divert management’s focus from our business operations. Moreover, the Dodd-Frank Act did not address reform of the Fannie Mae and Freddie Mac (collectively, government sponsored entities or the "GSEs"). While options for the reform of the GSEs have been released, no specific reform proposal has been enacted. The results of any such reform, and its effect on us, are difficult to predict and may result in unintended consequences.

The CFPB may reshape the consumer financial laws through rulemaking and enforcement. Compliance with any such changes may impact our operations.

The CFPB has broad and unique rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers, including prohibitions against unfair, deceptive or abusive practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an "abusive" practice is new under the law. Moreover, the Bank will be supervised and examined by the CFPB for compliance with the CFPB’s regulations and policies. While the full scope of the CFPB’s rulemaking and regulatory agenda relating to the mortgage industry remains unclear, it has already been active in issuing guidelines, rules and regulations affecting our business, and it has also been active in enforcing consumer financial protection laws against mortgage originators and servicers.

The CFPB and regulations promulgated under the Dodd-Frank Act or by the CFPB could materially and adversely affect the manner in which we conduct our businesses, result in heightened federal regulation and oversight of our business activities, increased costs and potential litigation associated with our business activities and materially limit and restrict the Bank’s business, product offerings and services. Furthermore, our failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial condition or results of operations.

Expanded regulatory oversight over our business could significantly increase our risks and costs associated with complying with current and future regulations, which could adversely affect our financial condition and results of operations.

As a result of increasing scrutiny and regulation of the banking industry and consumer practices, we may face a greater number or wider scope of investigations, enforcement actions and litigation, thereby increasing our costs associated with responding to or defending such actions. In addition, increased regulatory inquiries and investigations, as well as any additional legislative or regulatory developments affecting our businesses, and any required changes to our operations resulting from these developments, could result in a loss of revenue, limit the products or services that we offer or increase the costs thereof, impose additional compliance costs, harm our reputation or otherwise adversely affect our businesses. Some of these laws may provide a private right of action that a consumer or class of consumers may seek to pursue to enforce these laws and regulations.

We are highly dependent on the Agencies, and any changes in these entities or their current roles could adversely affect our business, financial condition and results of operations.

Our ability to generate revenues through mortgage loan sales depends significantly on programs administered by the Agencies, such as Fannie Mae and Freddie Mac, government agencies, including Ginnie Mae, and others that facilitate the issuance of mortgage-backed securities in the secondary market. These agencies play a critical role in the residential mortgage industry, and we have significant business relationships with many of them. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these agencies on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.

There is uncertainty regarding the future of Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have. Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac since they were placed into conservatorship, additional funding may not be provided within the required time periods or the actions of the U.S. Treasury may not be adequate for their needs. If such funding is not provided as required, the Federal Housing Finance Agency ("FHFA") would be obligated to place Fannie Mae and Freddie Mac into receivership. Further, Fannie Mae or Freddie Mac could be placed into receivership at the discretion of the FHFA at any time under certain circumstances. If the actions of the U.S. Treasury are inadequate or pending repurchase requests by Fannie Mae and Freddie Mac to lenders prove unsuccessful, or if Fannie Mae and Freddie Mac are adversely affected by events such as ratings downgrades, foreclosure problems and delays and problems with mortgage insurers, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. In addition, the future roles of Fannie Mae and Freddie Mac could be reduced or eliminated and the nature of the guarantees could be limited relative to historical measurements.

The elimination or modification of the traditional roles of Fannie Mae or Freddie Mac could adversely affect our business, financial condition and results of operations. Furthermore, any discontinuation of, or significant reduction in, the operation of these agencies, any significant adverse change in the level of activity of these agencies in the primary or secondary mortgage markets or in the underwriting criteria of these agencies could materially and adversely affect our business, financial condition and results of operations.

Changes in the Agencies' guidelines or guarantees could adversely affect our business, financial condition and results of operations.

We are required to follow specific guidelines that impact the way that we service and originate agency loans, including guidelines with respect to credit standards for mortgage loans, our staffing levels and other servicing practices, the servicing and ancillary fees that we may charge, our modification standards and procedures and the amount of non-reimbursable advances.

In particular, the FHFA has directed the Agencies to align their guidelines for servicing delinquent mortgages that they own or that back securities which they guarantee, which can result in monetary incentives for servicers that perform well and penalties for those that do not. In addition, the FHFA has directed Fannie Mae to assess compensatory penalties against servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings, and other breaches of servicing obligations.

We cannot negotiate these terms with the Agencies and they are subject to change at any time. A significant change in these guidelines that has the effect of decreasing the fees we charge or requires us to expend additional resources in providing mortgage services could decrease our revenues or increase our costs, which would adversely affect our business, financial condition and results of operations.

In addition, changes in the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the insurance provided by the FHA could also have broad adverse market implications. The fees that we are required to pay to the Agencies for these guarantees have increased significantly over time and any future increases in these fees would adversely affect our business, financial condition and results of operations.

Current or future regulations and programs to limit foreclosures and loan modifications may result in increased costs to service loans which could affect our margins or impair the value of our MSRs.

The housing and the residential mortgage markets have experienced a variety of difficulties and changed economic conditions. In response, federal and state governments, as well as the Agencies, have developed a number of programs and instituted a number of requirements on servicers in an effort to limit foreclosures and, in the case of the Agencies, to minimize losses on loans that they guarantee or own. These additional programs and requirements may increase operating expenses or otherwise change the costs associated with servicing loans for others, which may result in lower margins or impairment in the expected value of our MSRs.

Increases in deposit insurance premiums and special FDIC assessments will adversely affect our earnings.

Since late 2008, the economic environment has caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the DIF. As a result, we were required to pay higher deposit insurance premiums and special assessments that adversely affected our earnings. In addition, the Dodd-Frank Act required the FDIC to substantially revise its regulations for determining the amount of an institution's deposit insurance premiums. The Dodd-Frank Act also made changes, among other things, to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to financial institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2 percent as a long-term goal beyond what is required by statute. Effective April 1, 2011, the FDIC implemented a new assessment rate schedule, which included changing the deposit insurance assessment base to an amount equal to the insured institution's average consolidated total assets during the assessment period minus average tangible equity and requiring the use of a scorecard that combines CAMELS ratings with certain forward looking information. These changes resulted in increases to our FDIC deposit insurance premiums. Moreover, if the FDIC believes we present a higher risk to the DIF than other banks because of significant risks relating to interest rates, loan portfolio and geographic concentration, concentration of high credit risk loans, increased loan losses, regulatory compliance (including under existing agreements with regulators such as the Consent Order and Supervisory Agreement), existing and future litigation and other factors, then we could be subject to higher deposit insurance premiums and special assessments in the future that could adversely affect our earnings. The Bank’s deposit insurance premiums and special assessments in the future also may be higher than competing banks may be required to pay.

We are subject to heightened regulatory scrutiny with respect to bank secrecy and anti-money laundering statutes and regulations.

In recent years, regulators have intensified their focus on bank secrecy and anti-money laundering statutes, regulations and compliance requirements, as well as compliance with the rules enforced by OFAC, and we have been required to revise policies and procedures and install new systems in order to comply with regulations, guidelines and examination procedures in this area. More recently, the Bank agreed in the Consent Order to review and revise the Bank's bank secrecy and anti-money laundering risk assessment and written program of policies and procedures adopted in accordance with the Bank Secrecy Act and update the status of the Bank's plan and timeline for the implementation of enhanced bank secrecy and anti-money laundering internal controls. We cannot be certain that the policies, procedures and systems we have in place or may in the future put in place are or will be successful. Therefore, there is no assurance that in every instance we are and will be in full compliance with these requirements or the Consent Order. Banks that are not subject to consent orders have been heavily fined for violations of bank secrecy and anti-money laundering laws, and, thus, irrespective of compliance with the Consent Order, non-compliance with bank secrecy and anti-money laundering laws may result in significant fines.

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

In December 2010, the Basel Committee issued its framework for strengthening capital and liquidity requirements (together, "Basel III"). Basel III will impose new minimum capital requirements on banking institutions, as well as a capital conservation buffer and, if applicable, a countercyclical capital buffer that can be used by banks to absorb losses during periods of financial and economic stress. In addition, Basel III limits the inclusion of MSRs and deferred tax assets to 10 percent of Common Equity Tier 1 (as defined in the Basel III final framework, "CET1"), individually, and 15 percent of CET1, in the aggregate. Our MSRs and deferred tax assets currently significantly exceed the limit, and there is no assurance that they will be includable in CET1 in the future. Basel III also proposes minimum liquidity measures.

In August 2012, the U.S. bank regulatory agencies requested comment on three sets of proposed rules that implement the Basel III capital framework. The first of the three rules addressed minimum capital requirements, regulatory capital, and additional capital "buffer" standards to enhance the resilience of banking organizations to withstand periods of financial stress. The second set of rules proposed revisions to the methodologies for calculating risk-weighted assets incorporating aspects of the Basel II standardized approach and established alternative standards of creditworthiness in place of credit ratings. The final proposal included proposed changes to the U.S. bank regulatory agencies current advanced approaches risk-based capital rule.

In July 2013, the U.S. bank regulatory agencies adopted an interim final rule ("the rule") that revises the risk-based and leverage capital requirements for banking organizations. The rule consolidates three separate notices of proposed rulemaking published in the Federal Register in August 2012, with selected changes. The rule implements a revised definition of regulatory capital, a new common equity tier 1 minimum capital requirement, and a higher minimum tier 1 capital requirement and requires new deductions from capital for investments in unconsolidated financial institutions, mortgage servicing assets and deferred tax assets that exceed specified thresholds. The rule incorporates these new requirements into the U.S. bank regulatory agencies prompt corrective action framework. In addition, the rule establishes limits on a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. Further, the rule amends the methodologies for determining risk-weighted assets for all banking organizations. The rule also adopts changes to the U.S. bank regulatory agencies regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rule codifies the U.S. bank regulatory agencies regulatory capital rules, which have previously resided in various appendices to their respective regulations, into a harmonized integrated regulatory framework. In addition, the OCC is amending the market risk capital rule (market risk rule) to apply to Federal savings associations, and the Federal Reserve is amending the advanced approaches and market risk rules to apply to top-tier savings and loan holding companies domiciled in the United States, except for certain savings and loan holding companies that are substantially engaged in insurance underwriting or commercial activities. The mandatory compliance date was January 1, 2014 for advanced approaches banking organizations that are not savings and loan holding companies and January 1, 2015 for all other covered banking organizations, with transitional provisions applicable to capital adjustments and deductions through December 31, 2017. Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs and deferred tax assets included in Tier 1 capital.

The effect of these requirements will be to require all banks and their holding companies, including us, to hold greater amounts of common equity capital than previously required.

We are a holding company and therefore dependent on the Bank for funding of obligations and dividends.

As a holding company without significant assets other than the capital stock of the Bank, our ability to service our debt or preferred stock obligations, including interest payments on debentures underlying the trust preferred securities, and dividend payments on the preferred stock we issued to the U.S. Treasury, is dependent upon available cash on hand and the receipt of dividends from the Bank on such capital stock. The declaration and payment of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Bank's board of directors and to applicable regulatory and legal limitations, including the prior written non-objection of the OCC as a result of the Consent Order. If the Bank does not make dividend payments to us, we may not be able to service our debt or preferred stock obligations, which could have a material adverse effect of our financial condition and results of operations. Furthermore, under the Supervisory Agreement, the Federal Reserve has the authority, and under certain circumstances the duty, to prohibit or to limit our payment of dividends.

We may not be able to resume making future payments of dividends on our capital stock and interest on trust preferred securities.

We have not paid dividends on any of our stock in 2013 and 2012 and dividends on preferred stock were last paid in 2011. In addition, our ability to make dividend payments in the future is subject to the limitations set forth in the Supervisory Agreement, which provides that we must receive the prior written non-objection of the Federal Reserve in order to pay dividends, and to the receipt of dividends from the Bank, which are restricted by the Consent Order. In early 2012, we provided notice to the U.S. Treasury exercising our contractual right to defer our regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding. We also exercised our contractual right to defer interest payments with respect to our trust preferred securities. Under the terms of the related indentures, we may defer interest payments for up to 20 consecutive quarters without default or penalty. As a result of such deferrals, we are prohibited from making dividend payments on our capital stock, because the terms of the preferred stock and the trust preferred securities prohibit dividend payments and repurchases or redemptions of certain equity securities until all accrued and unpaid dividends and interest are paid, subject to limited exceptions. Also, under Michigan law, we are prohibited from paying dividends on our capital stock if, after giving effect to the dividend, (i) we would not be able to pay our debts as they become due in the usual course of business or (ii) our total assets would be less than the sum of our total liabilities plus the preferential rights upon dissolution of stockholders with preferential rights on dissolution which are superior to those receiving the dividend. There can be no assurances that we will be able to resume making these dividend and interest payments in the future, and our inability to do so after a number of quarters may cause us to default on those obligations.

Operational Risk

We recently restructured our executive team, and our new management team’s ability to execute our business strategy may not prove successful.

We restructured our executive team in 2012 and 2013, and many members of our executive team are serving in new capacities, including in the position of chief executive officer. Moreover, several of our directors were elected to the board of directors relatively recently. We expect to experience additional changes in our senior management as we seek to fill certain key officer positions in various areas of our operations. These are significant changes implemented over a relatively short period of time. Some of our executive team members are in new positions or come from different companies and backgrounds, so it may take time for our new executive team to develop a coordinated management style. New executive teams also are generally more likely to experience turnover and may take more time to develop effective teamwork. Our restructured executive team has devoted substantial efforts to significantly change our business strategy and operational activities, yet there is no assurance that these efforts will prove successful or that the executive team will be able to successfully execute upon our business strategy and operational activities.

Our challenges in attracting and retaining members of senior management and other qualified employees in the future could affect our ability to operate effectively.

We depend on the services of our senior management and other qualified employees to carry out our business and investment strategies. We may experience challenges in attracting and retaining key members of senior management and other qualified employees due in part to our ongoing regulatory compliance issues, long-term performance issues and our geographic location away from other regions that have clusters of financial institutions. As we continue to refine and reshape our business model and execute our business plan, it is critical that we retain our senior management team and recruit qualified individuals to succeed existing key personnel that leave our employ. In addition, in order to grow and diversify our business, we will need to continue to attract and retain qualified banking and other personnel. Furthermore, we depend on senior management and other key employees to meet our regulatory compliance requirements under applicable laws regulations and our obligations under the Consent Order and Supervisory Agreement.

Competition for such personnel is intense in our geographic markets and the businesses in which we engage. In addition, we are required to receive regulatory approval prior to entering into compensation arrangements with certain executives and subject certain regulatory limitations on payments upon termination to any employee. The effect could be to limit our ability to attract and retain senior management in the future, because our competitors may not be subject to such approval requirements and limitations. If we are unable to attract and retain talented people, our business could suffer. The loss of the services of any senior management personnel, and, in particular, the loss for any reason, including death or disability of our chairman, our chief executive officer or other members of the executive team, or the inability to recruit and retain senior management and other qualified employees in the future, could have an adverse effect on our business, financial condition and results of operations.

We may be subject to additional risks as we enter new lines of business or introduce new products and services.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. For example, the Bank recently sold a substantial portion of its MSRs to a third party but will continue to act as the subservicer on all of the mortgage loans underlying such MSRs and thereby retain the right to receive certain fees relating to such subservicing activities but not certain liabilities associated with the MSRs. While management believes this model will be accretive to our business and help us successfully execute our business strategy, there are uncertainties associated with it. In addition, we continue to evaluate the expansion of our commercial and retail lending businesses. There are substantial risks and uncertainties associated with these and any other efforts to enter into new lines of business or introduce new products and services, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. We may not be able to attract and retain talented employees to help develop and implement new lines of business or a new product or service. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

We may be terminated as a servicer or subservicer or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.

We act as servicer and subservicer for mortgage loans owned by third parties. In such capacities for those loans, we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

For certain investors and/or certain transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer, or increased loss severity on such repurchases, we may have a significant reduction to net servicing income within our mortgage banking noninterest income. We may incur significant costs if we are required to, or if we elect to, re-execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to the borrower and/or to any title insurer of the property sold in foreclosure if the required process was not followed. These costs and liabilities may not be legally or otherwise reimbursable to us. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. We also may incur liability to securitization investors relating to delays or deficiencies in our processing of mortgage assignments or other documents necessary to comply with state law governing foreclosures. The fair value of our MSRs may be negatively affected to the extent our servicing costs increase because of higher foreclosure costs. We may be subject to fines and other sanctions imposed by Federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices or in the foreclosure practices of other mortgage loan servicers. Any of these actions may harm our reputation or negatively affect our home lending or servicing business.

We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm liquidity, results of operations and financial condition.

When mortgage loans are sold, whether as whole loans or pursuant to a securitization required to make customary representations and warranties to purchasers, guarantors and insurers, including the Agencies, about the mortgage loans, and the manner in which they were originated. We have made, and will continue to make, such representations and warranties in connection with the sale and securitization of loans. Whole loan sale agreements require repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. We also are subject to litigation relating to these representations and warranties and the costs of such litigation may be significant. With respect to loans that are originated through our broker or correspondent channels, the remedies available against the originating broker or correspondent, if any, may not be as broad as the remedies available to a purchasers, guarantors and insurers of mortgage loans against us. In addition, we also face further risk that the originating broker or correspondent, if any, may not have financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser, guarantor or insurer enforces its remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims, the liquidity, results of operations and financial condition may be adversely affected.

Our mortgage banking business depends, in part, upon third party mortgage originators who do not originate mortgages for us exclusively and over whom we have less control.

Our Mortgage Banking segment depends, in part, upon the use of third party mortgage originators who are not our employees. These third parties originate mortgages and provide services to many different banks and other entities. Accordingly, they may have relationships with or loyalties to such banks and other parties that are different from those they have with or to us. Failure to maintain good relations with such third party mortgage originators could have a negative impact on our business. Moreover, we must rely on the third party mortgage originators in making and documenting the mortgage loans. While we perform investigations on the mortgage companies with whom we do business and review the loan files and loan documents we purchase to attempt to detect any irregularities or legal noncompliance, we have less control over these originators than employees of the Bank. Our ability to control the third party mortgage originators could have an adverse impact on our business. In addition, these arrangements with third party mortgage originators and the fees payable by us to such third parties could be subject to additional regulatory scrutiny and restrictions in the future.

Our representation and warranty reserve for losses could be insufficient.

We currently maintain a representation and warranty reserve, which is a liability on the Consolidated Statements of Financial Condition, to reflect our best estimate of probable losses that have been incurred on loans that we have sold or securitized into the secondary market, including to the securitized trusts in our private-label securitizations and must subsequently repurchase or with respect to which we must indemnify the purchasers and insurers because of violations of customary representations and warranties. Our representation and warranty reserve takes into account both our estimate of probable losses inherent in loans sold during the current accounting period, as well as adjustments to our previous estimates of probable losses inherent in loans sold based upon a number of factors. In addition, the OCC, as part of its supervisory function, periodically reviews our representation and warranty reserve. The OCC may require us to increase our representation and warranty reserve or to recognize further losses, based on its judgment, which may be different from that of our management. The results of such reviews could have an effect on the Bank’s reserves. In each case, these estimates are based on our most recent data regarding loan repurchases, and actual credit losses on repurchased loans and rely on managements’ assumptions, estimates and judgment, which are inherently uncertain. We also make increases or decreases to the representation and warranty reserve based on current loan sales which reduces our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our representation and warranty reserve - change in estimate. Both the assumptions and estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses. If additional reserves are required, it could have an adverse effect on our financial condition and results of operations.

Our Mortgage Banking segment profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.

Our loan portfolio is significantly concentrated in residential mortgage loans. Mortgage originations, especially refinancing activity, decline in rising interest rate environments. While we have been experiencing historically low interest rates, the low interest rate environment likely will not continue indefinitely. When interest rates increase, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our Mortgage Banking segment depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

Our ability to originate and sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by the Agencies and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are government-sponsored enterprises whose activities are governed by federal law, any future changes in laws that significantly affect the activity of the Agencies could, in turn, adversely affect our operations. In September 2008, the Agencies were placed into conservatorship by the U.S. government. Although to date, the conservatorship has not had a significant or adverse effect on our operations; it is currently unclear whether further changes would significantly and adversely affect our operations. The government and others have provided options to reform the Agencies, but the results of any such reform, and their impact on us, are difficult to predict. To date, no reform proposal has been enacted. In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by the Agencies and other institutional and non-institutional investors. Our ability to remain eligible to originate and securitize government insured loans may also depend on having an acceptable peer-relative delinquency ratio for FHA loans and maintaining a delinquency rate with respect to Ginnie Mae pools that are below Ginnie Mae guidelines. In the case of Ginnie Mae pools, the Bank has repurchased past due loans to maintain compliance with the minimum required delinquency ratios. Although these loans are typically insured as to principal by FHA, such repurchases increase our liquidity needs, and there can be no assurance that we will have sufficient liquidity to continue to purchase such loans out of the Ginnie Mae pools. In addition, due to our unilateral ability to repurchase such loans out of the Ginnie Mae pools, we are required to account for them on our balance sheet whether or not we choose to repurchase them, which could adversely affect our capital ratios.

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

Officials in 50 states and the District of Columbia concluded a joint investigation of foreclosure practices across the industry and proposed significant changes in servicing practices related to foreclosures and substantial penalties, and, in the first quarter of 2012, DOJ announced that the federal government and attorneys general of 49 states (the state of Oklahoma reached a separate agreement) reached a $25 billion settlement agreement with five of the largest servicers to address mortgage loan servicing and foreclosure abuses. We were not a party to this settlement, but we reached a separate settlement with DOJ on related matters. Although we are continuing to review available information to ascertain the potential impact of the settlement agreement on servicing and foreclosure practices, there are a number of structural differences between our business model and the resulting practices and those of the larger servicers that have been publicized in the media. For example, we do not engage in the practice of bulk purchases of loans from other servicers or investors, nor have we engaged in any acquisitions that typically result in multiple servicing locations and integration issues from both a processing and personnel standpoint. As a result, we are not required to service seasoned loans following a transfer and all of the servicing functions are performed in one location and on one core operating system. In addition, we sell servicing rights with some regularity and the sale of servicing rights has allowed for a more reasonable volume of loans that our staff has to manage. Despite these structural differences, we expect to incur additional costs and expenses in connection with foreclosure procedures. In addition, there can be no assurance that we will not incur additional costs and expenses as a result of legislative, administrative or regulatory investigations or actions relating to foreclosure procedures.

We operate in a highly competitive industry, and our inability to compete successfully could adversely affect our business, financial condition and results of operations.

We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. With respect to mortgage loan origination, we face competition in such areas as mortgage loan offerings, rates, fees and customer service. With respect to mortgage servicing, we face competition in areas such as fees, performance in reducing delinquencies and entering into successful modifications. Competition in servicing mortgage loans and in originating or acquiring newly originated mortgage loans primarily comes from large commercial banks and savings institutions and other independent mortgage servicers and originators. Many of these institutions have significantly greater resources and access to capital than we do, which gives them the benefit of a lower cost of funds. In addition, technological advances and heightened e-commerce activities have increased consumers' accessibility to products and services. This has intensified competition among banks and non-banks, as applicable, in offering mortgage loans and commercial and retail banking services. If we are unable to compete successfully in our industry, it could adversely affect our business, financial condition and results of operations.

We depend on the accuracy and completeness of information about customers and counterparties, and any inaccurate or misleading information could adversely affect our financial condition and results of operations.

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. We may also rely on representations and warranties of those customers, counterparties or other third parties, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which could adversely affect our financial condition and results of operations.

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

Our financial results fluctuate as a result of the cyclical nature of our business and seasonality, which may adversely affect our business, financial condition and results of operations and make it difficult to predict our future performance.

    Our mortgage origination business is subject to the cyclical and seasonal trends of the real estate market. Cyclicality in our industry could lead to periods of strong growth in the mortgage and real estate markets following by periods of sharp declines and losses in such markets. One of the primary influences on our mortgage banking business is the aggregate demand for mortgage loans in our market areas, which is affected by prevailing interest rates. If we are unable to respond to the cyclicality of our industry by timely and appropriately adjusting our operations, headcount and overhead, our business, financial condition and results of operations could be adversely affected.

In addition, seasonal trends have historically reflected the general patterns of residential and commercial real estate sales, which typically peak in the spring and summer seasons. Although in recent periods the broader cyclical trends in the mortgage and real estate markets have disrupted the customary historical seasonal trends, such seasonal trends could resume in the future, which could cause our quarterly operating results to fluctuate and make it difficult to predict our future operating performance.

We may be exposed to other operational, legal and reputational risks.

We are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees, disputes with employees and contractors, customers or outsiders, litigation, unauthorized transactions by employees, breaches of internal control systems and information systems and compliance requirements, business continuation, disaster recovery, or operational errors. Negative public opinion can result from our actual or alleged conduct in activities, such as lending practices, data security, corporate governance and foreclosure practices, or our involvement in government programs and may damage our reputation. Additionally, actions taken by government regulators and community organizations in response to any of the above may also damage our reputation. This negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. For example, current public opinion regarding defects in the foreclosure practices of financial institutions may lead to an increased risk of consumer litigation, uncertainty of title, a depressed market for nonperforming assets and indemnification risk from our counterparties, including the Agencies. We are further exposed to the risk that our third party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors as we are). These disruptions may interfere with service to our customers and result in the bank suffering reputational damage in addition to financial losses and/or liability.

While we recently reversed the valuation allowance for our deferred tax assets, we may not be able to realize these assets in the future and they may be subject to additional valuation allowances, which could adversely affect our operating results.

During 2009, we established a valuation allowance to reflect the reduced likelihood that we would realize the benefits of our deferred tax assets. Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. As indicated by applicable accounting standards, it is inherently difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred taxes represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations.

Based on the weight of all the positive and negative evidence at December 31, 2013, management concluded that it was more likely than not that the net deferred tax assets will be realized based upon future taxable income and therefore, reversed 100 percent of the valuation allowance on our federal deferred tax asset and a portion of our state deferred tax asset at December 31, 2013.

At December 31, 2013, approximately $321.0 million of our deferred tax assets was disallowed when calculating regulatory capital. Applicable banking regulations permit us to include these deferred tax assets, up to a maximum amount, when calculating our regulatory capital to the extent these assets will be realized based on future projected earnings within one year of the report date.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at December 31, 2013 that it is more likely than not that the net deferred tax asset will be realized is based upon management's estimate of future taxable income. Management's estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to significant judgment. Factual results may differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, and if so, the valuation allowance may need to be increased for some or all of our deferred tax asset. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on our financial condition and results of operations. For a further discussion of the deferred tax asset, see Note 25 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

General Risk Factors

Our framework for managing risks may not be effective in mitigating risk and loss to us.

We have experienced significant issues relating to risk management, and our regulators, including the OCC, continue to focus on our risk management practices and deficiencies. We have recently faced issues with respect to continuity in our risk management practices following the departure of our chief risk officer in 2013. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. Although we have made, and continue to make, material changes to our risk management framework, in part due to guidance provided by our regulators and consultants, there are inherent limitations to our risk management strategies as there may exist, or develop in the future and risks that we have not appropriately anticipated or identified. Furthermore, as our business changes or grows in the future, our risk management framework may not keep pace with such changes and developments, and we may not be able to appropriately identify, monitor or manage new risks associated with our changing business. If our risk management framework proves ineffective, we could suffer unexpected losses which could have a materially adverse effect on our results of operations or financial condition.

Our network and computer systems on which we depend could fail, experience an interruption, or experience a cybersecurity attack which could adversely affect our business, financial conditional and results of operations.

Our businesses are dependent on our ability to process, record and monitor a large number of complex transactions. If our financial, accounting, or other data processing systems fail, experience and interruption or breach in security or have other significant shortcomings, we could be materially adversely affected. Our computer systems could be vulnerable to unforeseen problems. Because we conduct part of our business over the Internet and outsource several critical functions to third parties, our operations depend on our ability, as well as that of third-party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Any damage or failure that causes interruptions in operations could have a material adverse effect on our business, financial condition and results of operations.

In addition, a significant risk related to online financial transactions is the secure transmission of confidential information over public networks. Our Internet banking system relies on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms our third-party service providers use to protect customer transaction data. If any such compromise of security were to occur, it could have a material adverse effect on our business, financial condition and results of operations. In addition, if another provider of commercial services through the Internet were to suffer damage from physical break-in, security breach or other disruptive problems caused by the Internet or other users, the use and continued public acceptance of the Internet for commercial transactions, including Internet banking, could suffer. This type of event could deter our potential customers or cause customers to leave us and thereby materially and adversely affect our business, financial condition and results of operations.

To date we have not experienced any material incidents relating to cyber-security or other forms of information security breaches, although there can be no assurance that we will not suffer such losses in the future given the rapidly expanding and evolving cybersecurity threats that exists today. This is especially true because techniques used tend to change frequently or would not be recognized until launched, and attacks can originate from a wide array of sources, including unrelated third parties. These risks may increase in the future given our increased emphasis on Internet based products and services, including mobile banking and mobile payments. As cybersecurity threats continue to evolve, we may be required to expend additional resources to continue to modify or refine our protective measures against these threats, and we may be unable to anticipate or implement effective preventative measures against security breaches. There are no assurances that our security measures or efforts to upgrade and maintain our computer and network systems and processes will be adequate and any failures, interruptions or security breaches could adversely affect our business, financial condition and results of operations.

The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

In the processing of consumer transactions, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The collection, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us and our businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

Our businesses may also become exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data collected by these businesses. Our failure, and/or the failure by the various third-party vendors and service providers with whom we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of these businesses, discourage potential users from our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations.

Lack of system integrity or credit quality related to funds settlement could adversely affect our results of operations.

We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include wire transfers, debit card, credit card and electronic bill payment transactions. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties and the facilitation of the payment. If the continuity of operations or integrity of our processing were compromised, it could result in a financial loss to us due to a failure in payment facilitation. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could adversely affect our results of operations.

We are a controlled company that is exempt from certain NYSE corporate governance requirements.

Our common stock is currently listed on the NYSE. The NYSE generally requires a majority of directors to be independent and requires audit, compensation and nominating committees to be composed solely of independent directors. However, under the applicable NYSE rules, if another company owns more than 50 percent of the voting power of a listed company, that company is considered a "controlled company" and exempt from rules relating to independence of the board of directors and the compensation and nominating committees. We are a controlled company because MP Thrift beneficially owns more than 50 percent of our outstanding voting stock. A majority of the directors on the compensation and nominating committees are affiliated with MP Thrift. MP Thrift has the right, if exercised, to designate a majority of the directors on the board of directors. Accordingly, our stockholders do not have, and may never have, the same protections afforded to stockholders of other companies subject to all of the corporate governance requirements of the NYSE. If we become unable to continue to be deemed a controlled company, we would be required to meet these independence requirements and, if we are not able to do so, our common stock could be delisted from the NYSE.

Our controlling stockholder has significant influence over us, including control over decisions that require the approval of stockholders, whether or not such decisions are in the best interests of other stockholders.

MP Thrift beneficially owns a substantial majority of our outstanding common stock and as a result, has control over our decisions to enter into any corporate transaction and also the ability to prevent any transaction that requires the approval of our board of directors or the stockholders regardless of whether or not other members of our board of directors or stockholders believe that any such transactions are in their own best interests. So long as MP Thrift continues to hold a majority of our outstanding common stock, it will have the ability to control the vote in any election of directors and other matters being voted on, and continue to exert significant influence over us. Furthermore, MP Thrift may have interests that could diverge from the interests of other stockholders.

We could, as a result of a stock offering or future trading activity in our common or preferred stock, experience an "ownership change" for tax purposes that could cause us to permanently lose a portion of U.S. federal deferred tax assets.

Our net deferred tax asset includes both federal and state operating losses. During the fourth quarter 2013, we reversed 100 percent of the valuation allowance on the federal DTA and a portion of the state DTA, which had been previously established as of September 30, 2009. Our ability to use our deferred tax assets to offset future taxable income will be significantly limited if we experience an "ownership change" as defined for U.S. federal income tax purposes. MP Thrift, our controlling stockholder held approximately 63.4 percent of common stock as of December 31, 2013. As a result of MP Thrift's ownership, issuances or sales of common stock or other securities in the future or certain other direct or indirect changes in ownership, could result in an "ownership change" under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Section 382 of the Code imposes restrictions on the use of a corporation’s net operating losses, certain recognized built-in losses, and other carryovers after an "ownership change" occurs. An "ownership change" is generally a greater than 50 percentage point increase by certain "five percent shareholders" during the testing period, which is generally the three year-period ending on the transaction date. Upon an "ownership change," a corporation generally is subject to an annual limitation on its prechange losses and certain recognized built-in losses equal to the value of the corporation’s market capitalization immediately before the "ownership change" multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of prechange losses and certain recognized built-in losses that may be utilized. Prechange losses and certain recognized built-in losses in excess of the cap are effectively lost.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board ("FASB") changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In addition, we may from time to time experience weaknesses or deficiencies in our internal control over financial reporting that can affect our recording and reporting of financial information. In some cases we could be required to apply a new or revised standard retroactively, resulting in a restatement of prior period financial statements.

We are subject to a number of legal or regulatory proceedings which can be complicated and slow moving, thus making them difficult to predict.

At any given time, we are defending ourselves against a number of legal and regulatory proceedings. Proceedings or actions brought against us may result in judgments, settlements, fines, penalties, injunctions, business improvement orders or other results adverse to us, which could materially and negatively affect our businesses. If such claims and other matters are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for those products and services. In addition, some of the laws and regulations to which we are subject may provide a private right of action that a consumer or class of consumers may pursue to enforce these laws and regulations. We also have been, and may continue to be in the future, subject to stockholder derivative actions, which could seek significant damages or other relief. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Moreover, claims asserted against us can be highly complicated and slow to develop, thus making the outcome of such proceedings difficult to predict or estimate early in the process. As a participant in the financial services industry, it is likely that we will continue to experience a high level of litigation and regulatory scrutiny and investigations relating to our business and operations. The results of these legal and regulatory proceedings could lead to significant monetary damages or penalties, restrictions on the way in which we conduct our business, or reputational harm.

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

For a further discussion of the unpredictability of legal proceedings and description of certain of our pending legal proceedings, see Note 28 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2013, we operated through the headquarters and an annex center in Troy, Michigan, a regional office in Jackson, Michigan, 111 banking centers in Michigan and 39 home loan centers in 19 states. We also maintain nine wholesale lending offices. Our banking centers consist of 72 free-standing office buildings, 12 in-store banking centers and 27 centers in buildings in which there are other tenants, typically strip malls and similar retail centers.

We own the buildings and land for 72 of our offices, own the building, but lease the land for one office, and lease the remaining 86 offices. The offices that we lease have lease expiration dates ranging from 2014 to 2026.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is party to legal proceedings incident to its business. See Note 28 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NYSE under the trading symbol FBC. At December 31, 2013, there were 56,138,074 shares of our common stock outstanding held by approximately 19,571 stockholders of record. The following table shows the high and low sale prices for our common stock during each calendar quarter during 2013 and 2012.

Quarter Ending	Highest Sale Price	Lowest Sale Price
December 31, 2013	$19.62	$14.25
September 30, 2013	16.96	13.75
June 30, 2013	14.94	12.41
March 31, 2013	20.25	13.03
December 31, 2012	$19.42	$10.40
September 30, 2012	12.00	8.00
June 30, 2012	9.70	6.90
March 31, 2012	10.40	5.70

Dividends

We have not paid dividends on our common stock since the fourth quarter of 2007. The amount and nature of any dividends declared on our common stock in the future will be determined by our board of directors in their sole discretion. Our board of directors has suspended any future dividend on our common stock until the capital markets normalize and residential real estate shows additional signs of improvement. We are generally prohibited from making any dividend payments on stock except pursuant to the prior non-objection of the Federal Reserve as set forth in the Supervisory Agreement. In addition, we are prohibited from paying dividends on our common stock so long as we have deferred and unpaid dividends on our preferred stock issues and deferred and unpaid interest on our trust preferred securities.

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

Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	82,937	$104.26	987,920

(1)
Consists of our 2006 Equity Incentive Plan (the “2006 Plan”), which provides for the granting of stock options, incentive stock options, cash-settled stock appreciation rights, restricted stock units, performance shares and performance units and other awards. The 2006 Plan consolidated, merged, amended and restated all other prior plans. Awards still outstanding under any of the prior plans will continue to be governed by their respective terms. Under the 2006 Plan, the exercise price of any option granted must be at least equal to the fair value of our common stock on the date of grant. Non-qualified stock options granted to directors expire five years from the date of grant. Grants other than non-qualified stock options have term limits set by the board of directors in the applicable agreement. All securities remaining for future issuance represent option and stock awards available for award under the 2006 Plan.

Sale of Unregistered Securities

We made no unregistered sales of our equity securities during the fiscal year ended December 31, 2013.

Issuer Purchases of Equity Securities

We made no purchases of equity securities during the fiscal year ended December 31, 2013.

Performance Graph

CUMULATIVE TOTAL STOCKHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
DECEMBER 31, 2008 THROUGH DECEMBER 31, 2013

	Nasdaq Financial	Nasdaq Bank	S&P Small Cap 600	Russell 2000	Flagstar Bancorp
December 31, 2008	100	100	100	100	100
December 31, 2009	101	81	124	125	85
December 31, 2010	134	91	155	157	23
December 31, 2011	99	80	154	148	7
December 31, 2012	112	92	177	170	27
December 31, 2013	155	128	248	233	28

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data and percentages)
Summary of Consolidated
Statements of Operations
Interest income	$330,687	$480,970	$465,409	$532,781	$696,865
Interest expense	144,036	183,739	220,036	322,118	477,798
Net interest income	186,651	297,231	245,373	210,663	219,067
Provision for loan losses	(70,142)	(276,047)	(176,931)	(426,353)	(504,370)
Net interest income (loss) after provision for loan losses	116,509	21,184	68,442	(215,690)	(285,303)
Noninterest income	652,343	1,021,242	385,516	453,680	523,286
Noninterest expense	918,115	989,695	634,680	610,699	679,653
(Loss) income before federal income taxes provision	(149,263)	52,731	(180,722)	(372,709)	(441,670)
(Benefit) provision for federal income taxes	(416,250)	(15,645)	1,056	2,104	55,008
Net income (loss)	266,987	68,376	(181,778)	(374,813)	(496,678)
Preferred stock dividends/accretion	(5,784)	(5,658)	(17,165)	(18,748)	(17,124)
Net income (loss) attributable to common stock	$261,203	$62,718	$(198,943)	$(393,561)	$(513,802)
Income (loss) per share:
Basic (1)	$4.40	$0.88	$(3.62)	$(24.36)	$(161.75)
Diluted (1)	$4.37	$0.87	$(3.62)	$(24.36)	$(161.75)

(1)	Restated for one-for-ten stock split announced September 27, 2012 and began trading on October 11, 2012.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data and percentages)
Mortgage loans originated (1)	$37,481,877	$53,586,856	$26,612,800	$26,560,810	$32,330,658
Other loans originated	$300,823	$754,155	$700,969	$40,420	$44,443
Mortgage loans sold and securitized	$39,074,649	$53,094,326	$27,451,362	$26,506,672	$32,326,643
Interest rate spread-bank only (2)	1.53%	1.98%	1.86%	1.45%	1.55%
Net interest margin-bank only (3)	1.78%	2.31%	2.13%	1.75%	1.68%
Interest rate spread-consolidated (2)	1.50%	1.96%	1.85%	1.43%	1.51%
Net interest margin-consolidated (3)	1.72%	2.26%	2.07%	1.67%	1.58%
Average common shares outstanding (4)	56,063	55,762	55,434	16,157	3,177
Average fully diluted shares outstanding (4)	56,518	56,194	55,434	16,157	3,177
Average interest earning assets	$10,881,618	$13,104,401	$11,803,670	$12,522,639	$13,799,361
Average interest paying liabilities	$9,337,936	$10,786,252	$10,539,369	$11,437,410	$13,542,712
Average stockholders’ equity	$1,238,550	$1,192,281	$1,185,731	$1,074,571	$817,248
Return on average assets	2.08%	0.43%	(1.49)%	(2.81)%	(3.24)%
Return on average equity	21.09%	5.26%	(16.78)%	(36.63)%	(62.87)%
Efficiency ratio	109.4%	75.1%	100.6%	91.9%	91.6%
Efficiency ratio (credit-adjusted) (5)	99.0%	57.0%	64.8%	61.9%	70.4%
Equity/assets ratio (average for the period)	9.87%	8.10%	8.88%	7.66%	5.15%
Net charge-offs to average LHFI	4.00%	4.43%	2.14%	9.34%	4.20%
Net charge-offs to average LHFI, adjusted (6)	2.45%	4.43%	2.14%	4.82%	4.20%

(1)	Includes residential first mortgage and second mortgage loans.

(2)
Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(3)	Net interest margin is the annualized effect of the net interest income divided by that period's average interest-earning assets.

(4)	Restated for one-for-ten reverse stock splits effective on October 10, 2012 and May 27, 2010.

(5)	Based on efficiency ratios as calculated, less representation and warranty reserve change in estimate and asset resolution expense, see Non-GAAP reconciliation.

(6)	Excludes charge-offs of $65.1 million and $327.3 million related to the sale of nonperforming loans and TDRs, during the years ended December 31, 2013 and 2010, respectively.

	December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data and percentages)
Summary of Consolidated
Statements of Financial Condition
Total assets	$9,407,301	$14,082,012	$13,637,473	$13,643,504	$14,013,331
Loans receivable, net	$6,602,864	$10,914,163	$10,420,739	$10,291,435	$9,964,908
Mortgage servicing rights	$284,678	$710,791	$510,475	$580,299	$652,374
Total deposits	$6,140,326	$8,294,295	$7,689,988	$7,998,099	$8,778,469
Federal Home Loan Bank advances	$988,000	$3,180,000	$3,953,000	$3,725,083	$3,900,000
Long-term debt	$353,248	$247,435	$248,585	$248,610	$300,182
Stockholders' equity (1)	$1,425,874	$1,159,362	$1,079,716	$1,259,663	$596,724
Book value per common share (2)	$20.66	$16.12	$14.80	$18.30	$75.30
Number of common shares outstanding (2)	56,138	55,863	55,578	55,331	4,688
Mortgage loans serviced for others	$25,743,396	$76,821,222	$63,770,676	$56,040,063	$56,521,902
Mortgage loans subserviced for others	$40,431,865	$—	$—	$—	$—
Weighted average service fee (basis points)	28.7	29.2	30.8	30.8	32.1
Capitalized value of mortgage servicing rights	1.11%	0.93%	0.80%	1.04%	1.15%
Mortgage servicing rights to Tier 1 capital (3)	22.6%	54.9%	42.0%	44.5%	75.3%
Ratio of allowance for loan losses to nonperforming LHFI (4) (5)	145.9%	76.3%	65.1%	86.1%	48.9%
Ratio of allowance for loan losses to LHFI (4) (5)	5.42%	5.61%	4.52%	4.35%	6.79%
Ratio of nonperforming assets to total assets (4)	1.95%	3.70%	4.43%	4.35%	9.24%
Equity-to-assets ratio	15.16%	8.23%	7.92%	9.23%	4.26%
Tier 1 capital ratio (to adjusted total assets) (6)	13.97%	9.26%	8.95%	9.61%	6.19%
Total risk-based capital ratio (to risk-weighted assets) (6)	28.11%	17.18%	16.64%	18.55%	11.68%
Number of banking centers	111	111	111	162	165
Number of loan origination centers	39	31	27	27	32
Number of employees (excluding loan officers and account executives)	2,894	3,328	2,839	3,001	3,075
Number of loans officers and account executives	359	334	297	278	336

(1)	Includes preferred stock totaling $266.2 million, $260.4 million, $254.7 million, $249.2 million and $243.8 million at December 31, 2013 through 2009, respectively.

(2)	Restated for one-for-ten reverse stock splits effective on October 10, 2012 and May 27, 2010.

(3)	See Non-GAAP reconciliation.

(4)	Bank only and does not include nonperforming loans held-for-sale.

(5)	Excludes loans carried under the fair value option

(6)
Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk-based capital. These ratios are applicable to the Bank only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies	112
Variable Interest Entities	112
Fair Value Measurements	113
Allowance for Loan Losses	115
Representation and Warranty Reserve	117
Use of Non-GAAP Financial Measurements	119

Summary of Operations

Our net income applicable to common stock for year ended December 31, 2013 was $261.2 million ($4.37 per diluted share), compared to $62.7 million ($0.87 per diluted share) for the year ended December 31, 2012 and a loss of $198.9 million (loss of $3.62 per diluted share) for the year ended December 31, 2011. The increase during the year ended December 31, 2013, compared to the year ended December 31, 2012, was due to the following factors:

•	Tax benefit of $416.3 million, primarily due to the full reversal of the federal deferred tax asset valuation allowance and a partial reversal of the state DTA valuation allowance;

•
Representation and warranty reserve - change in estimate decreased $220.2 million to $36.1 million for the year ended December 31, 2013, primarily due to the benefit associated with the previously announced settlement agreements with Fannie Mae and Freddie Mac, representation and warranty model enhancements implemented in the first quarter of 2012, lower reserve levels based on process demands and lower charge-offs;

•	Provision for loan losses decreased by $205.9 million from the year ended December 31, 2013, to $70.1 million, primarily due to allowance for loan loss model enhancements implemented in the first quarter of 2012, lower loss rates, and the release of reserves resulting from the sales of commercial and nonperforming residential first mortgage loans; and

•	Legal and professional expense decreased $156.5 million to $144.0 million for the year ended December 31, 2013, primarily due to lower legal expense associated with litigation settlements.

These increases in net income were partially offset by the following factors:

•
Net gain on loan sales decreased $588.7 million for the year ended December 31, 2013, to $402.2 million, primarily due to lower residential first mortgage rate lock commitments and a lower base gain on sale margin;

•	Loss on extinguishment of debt increased $162.3 million to $177.6 million resulting from the prepayment of $2.9 billion in long-term fixed-rate Federal Home Loan Bank advances; and

•
Net interest margin decreased to 1.72 percent, as compared to 2.26 percent for the year ended December 31, 2012, primarily due to the sale of commercial and nonperforming residential first mortgage loans, lower average balance on warehouse loans, and lower average balance on mortgage loans held-for-sale. This resulted in a net interest income decrease of $110.6 million to $186.7 million for the year ended December 31, 2013.

Net Interest Income

Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities. Interest income recorded on loans is reduced by the amortization net premiums and net deferred loan origination costs.

Net interest income decreased to $186.7 million for the year ended December 31, 2013, as compared to $297.2 million during the year ended December 31, 2012 and $245.4 million during the year ended December 31, 2011. The decrease for year ended December 31, 2013, is primarily due to a $2.2 billion decrease in the average balance of interest earning assets, partially offset by lower average balances of certificate of deposits. The increase for the year ended December 31, 2012, as compared to the year ended December 31, 2011, is primarily due to a decrease in overall cost of funds to 1.70 percent as of year ended December 31, 2012 from 2.09 percent as of year ended December 31, 2011. Net interest income represented 22.2 percent of our total revenue during the year ended December 31, 2013, compared to 22.5 percent for the year ended December 31, 2012 and 38.9 percent for the year ended December 31, 2011. The average yield on loans repurchased with government guarantees has increased slightly, while all other assets have continued to decline, due to the increase in the ten-year Treasury-bill which is the index used to pay debenture interest on Federal Housing Administration claims.

Interest income decreased $150.3 million for the year ended December 31, 2013 to $330.7 million, compared to $480.9 million during the year ended December 31, 2012 and decreased $134.7 million from $465.4 million during the year ended December 31, 2011. The decrease in interest income was primarily driven by a lower average balance of loans held-for-investment due to commercial and nonperforming residential first mortgage loan sales, and portfolio run off. Also impacting interest income was lower average balances in the mortgage loans available-for-sale and warehouse loans held-for-investment portfolios, primarily due to a decrease in mortgage loan originations during the year ended December 31, 2013, as compared to the year ended December 31, 2012. The average yield on interest-earning assets decreased 62 basis points, to 3.03 percent for the year ended December 31, 2013 from 3.65 percent for the year ended December 31, 2012.

Interest expense decreased $39.7 million for the year ended December 31, 2013 to $144.0 million, compared to $183.7 million during the year ended December 31, 2012 and decreased $76.0 million from $220.0 million during the year ended December 31, 2011. Average interest-bearing liabilities decreased $1.4 billion during the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a $663.5 million decrease in average deposits from the run-off of higher cost certificates of deposit and wholesale certificates of deposits. The decrease in average interest-bearing liabilities was also due to a $783.7 million decrease in the average balance of Federal Home Loan Bank advances, as a result of the decrease in need of additional funding from the decrease in new loan originations from 2013 to 2012. The average cost of interest-bearing liabilities decreased 17 basis points to 1.53 percent for the year ended December 31, 2013 from 1.70 percent for the year ended December 31, 2012 and 2.09 percent during the year ended December 31, 2011. Our interest rate spread was 1.50 percent for the year ended December 31, 2013, compared to 1.96 percent for the year ended December 31, 2012 and 1.85 percent during the year ended December 31, 2011.

Our consolidated net interest margin for the year ended December 31, 2013 was 1.72 percent, as compared to 2.26 percent for the year ended December 31, 2012 and 2.07 percent for the year ended December 31, 2011. The Bank recorded a net interest margin of 1.78 percent for the year ended December 31, 2013, as compared to 2.31 percent for the year ended December 31, 2012 and 2.13 percent for the year ended December 31, 2011.

The following tables present on a consolidated basis interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income recorded on our loans is adjusted by the amortization of net premiums, net deferred loan origination costs and the amount of negative amortization (i.e., capitalized interest) arising from our option ARM loans. Interest income from earning assets was reduced by $2.1 million, $3.8 million and $1.0 million of amortization of net premiums and net deferred loan origination costs during the years ended December 31, 2013, 2012, and 2011, respectively. Non-accruing loans were included in the average loans outstanding. The amount of net negative amortization included in our interest income during the years ended December 31, 2013, 2012 and 2011 was zero, $0.2 million and $2.2 million, respectively.

	For the Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$2,498,893	$88,666	3.55%	$3,078,690	$115,425	3.75%	$1,928,339	$83,025	4.31%
Loans repurchased with government guarantees	1,476,801	48,131	3.26%	2,018,079	64,887	3.22%	1,784,927	56,916	3.19%
Loans held-for-investment
Consumer loans (1)	3,669,373	149,694	4.07%	4,737,553	205,040	4.33%	4,830,127	221,006	4.58%
Commercial loans (1)	658,804	26,986	4.04%	1,782,507	70,789	3.91%	1,373,566	66,075	4.74%
Loans held-for-investment	4,328,177	176,680	4.07%	6,520,060	275,829	4.21%	6,203,693	287,081	4.61%
Securities classified as available-for- sale or trading	474,205	11,912	2.51%	573,445	22,609	3.94%	752,871	35,602	4.73%
Interest-bearing deposits and other	2,103,542	5,298	0.25%	914,127	2,220	0.24%	1,133,840	2,785	0.25%
Total interest-earning assets	10,881,618	$330,687	3.03%	13,104,401	$480,970	3.66%	11,803,670	$465,409	3.94%
Other assets	1,673,298			1,622,369			1,544,924
Total assets	$12,554,916			$14,726,770			$13,348,594
Interest-Bearing Liabilities
Deposits
Demand deposits	$397,094	$769	0.19%	$363,247	$950	0.26%	$397,988	$1,319	0.33%
Savings deposits	2,668,571	16,924	0.63%	1,775,449	12,828	0.72%	1,236,105	9,952	0.81%
Money market deposits	334,945	824	0.25%	463,490	2,232	0.48%	561,943	3,905	0.69%
Certificate of deposits	2,054,834	18,249	0.89%	3,170,103	38,308	1.21%	3,001,586	52,433	1.75%
Total retail deposits	5,455,444	36,766	0.67%	5,772,289	54,318	0.94%	5,197,622	67,609	1.30%
Demand deposits	96,112	409	0.43%	96,000	459	0.48%	77,702	417	0.54%
Savings deposits	203,191	707	0.35%	280,313	1,539	0.55%	414,394	2,647	0.64%
Certificate of deposits	360,406	1,489	0.41%	393,731	2,534	0.64%	296,830	1,841	0.62%
Total government deposits	659,709	2,605	0.39%	770,044	4,532	0.59%	788,926	4,905	0.62%
Wholesale deposits	60,711	3,021	4.98%	296,997	11,293	3.80%	674,856	23,032	3.41%
Total deposits	6,175,864	42,392	0.69%	6,839,330	70,143	1.03%	6,661,404	95,546	1.43%
Federal Home Loan Bank advances	2,914,637	95,024	3.22%	3,698,362	106,625	2.88%	3,620,368	117,963	3.26%
Other	247,435	6,620	2.68%	248,561	6,971	2.80%	248,597	6,527	2.63%
Total interest-bearing liabilities	9,337,936	144,036	1.53%	10,786,253	183,739	1.70%	10,530,369	220,036	2.09%
Other liabilities (2)	1,978,430			2,748,236			1,632,494
Stockholders’ equity	1,238,550			1,192,281			1,185,731
Total liabilities and stockholders' equity	$12,554,916			$14,726,770			$13,348,594
Net interest-earning assets	$1,543,682			$2,318,148			$1,273,301
Net interest income		$186,651			$297,231			$245,373
Interest rate spread (3)			1.50%			1.96%			1.85%
Net interest margin (4)			1.72%			2.26%			2.07%
Ratio of average interest-earning assets to interest- bearing liabilities			116.5%			121.5%			112.1%

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

	For the Years Ended December 31,
	2013 Versus 2012 Increase (Decrease) Due to			2012 Versus 2011 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$(5,021)	$(21,738)	$(26,759)	$(17,128)	$49,528	$32,400
Loans repurchased with government guarantees	648	(17,404)	(16,756)	537	7,434	7,971
Loans held-for-investment
Consumer loans (1)	(9,326)	(46,020)	(55,346)	(11,730)	(4,236)	(15,966)
Commercial loans (2)	91	(43,894)	(43,803)	(14,688)	19,402	4,714
Total loans held-for-investment	(9,235)	(89,914)	(99,149)	(26,418)	15,166	(11,252)
Securities available-for-sale or trading	(6,784)	(3,913)	(10,697)	(4,508)	(8,485)	(12,993)
Interest-earning deposits and other	194	2,884	3,078	(27)	(538)	(565)
Total interest-earning assets	$(20,198)	$(130,085)	$(150,283)	$(47,544)	$63,105	$15,561
Interest-Bearing Liabilities
Demand deposits	$(269)	$88	$(181)	$(254)	$(115)	$(369)
Savings deposits	(2,357)	6,453	4,096	(1,467)	4,343	2,876
Money market deposits	(789)	(619)	(1,408)	(989)	(684)	(1,673)
Certificate of deposits	(6,582)	(13,477)	(20,059)	(17,069)	2,944	(14,125)
Total retail deposits	(9,997)	(7,555)	(17,552)	(19,779)	6,488	(13,291)
Demand deposits	(51)	1	(50)	(56)	98	42
Savings deposits	(408)	(424)	(832)	(251)	(857)	(1,108)
Certificate of deposits	(831)	(214)	(1,045)	92	601	693
Total government deposits	(1,290)	(637)	(1,927)	(215)	(158)	(373)
Wholesale deposits	713	(8,985)	(8,272)	1,157	(12,896)	(11,739)
Total deposits	(10,574)	(17,177)	(27,751)	(18,837)	(6,566)	(25,403)
Federal Home Loan Bank advances	10,624	(22,225)	(11,601)	(13,879)	2,541	(11,338)
Other	(320)	(31)	(351)	445	(1)	444
Total interest-bearing liabilities	$(270)	$(39,433)	$(39,703)	$(32,271)	$(4,026)	$(36,297)
Change in net interest income	$(19,928)	$(90,652)	$(110,580)	$(15,273)	$67,131	$51,858

(1)	Consumer loans include residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans.

(2)	Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

Provision for Loan Losses

The provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.

The provision for loan losses decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the refinements to existing loss models adopted during the first quarter 2012. The decrease also reflects a release of reserves associated with the second and third quarter 2013 troubled debt restructure ("TDR") and nonperforming residential first mortgage loan sales, overall lower net charge-offs, and continued refinements of the allowance for loan losses methodology throughout 2013.

Net charge-offs for year ended December 31, 2013 totaled $168.1 million, compared to $289.0 million for the year ended December 31, 2012, primarily due to the write-down of specific valuation allowances as a result of the refinements to existing loss models adopted during the first quarter 2012 and overall lower net charge-offs during the year ended December 31, 2013 due to improvement in credit quality.

As a percentage of the average loans held-for-investment, net charge-offs for the year ended December 31, 2013 decreased to 4.00 percent from 4.43 percent for the year ended December 31, 2012 and 2.14 percent for the year ended December 31, 2011. The allowance for loan losses decreased at December 31, 2013, as compared to December 31, 2012 primarily due to lower net charge-offs along with ongoing refinements of the allowance for loan loss methodology to more accurately reflect the risk inherent in the portfolio.

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

Noninterest Income

The following table sets forth the components of our noninterest income.

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Loan fees and charges	$103,501	$142,908	$77,843
Deposit fees and charges	20,942	20,370	29,629
Loan administration	115,872	100,007	94,604
Net gain (loss) on trading securities	65	(2,011)	21,088
Net gain on loan sales	402,193	990,898	300,789
Net transaction costs on sales of mortgage servicing rights	(19,228)	(12,319)	(7,903)
Net gain on securities available-for-sale	1,023	2,636	—
Net gain on sale of assets	2,172	—	22,676
Total other-than-temporary (impairment) gain (loss)	(8,789)	2,810	(30,456)
(Loss) gain recognized in other comprehensive income before taxes	—	(5,002)	6,417
Net impairment losses recognized in earnings	(8,789)	(2,192)	(24,039)
Representation and warranty reserve — change in estimate	(36,116)	(256,289)	(150,055)
Other noninterest income	70,708	37,234	20,884
Total noninterest income	$652,343	$1,021,242	$385,516

Total noninterest income decreased $368.9 million during the year ended December 31, 2013 from the year ended December 31, 2012. The decrease during the year ended December 31, 2013, was primarily due to a decrease in net gain on loan sales, partially offset by a decrease in representation and warranty reserve - change in estimate. Factors affecting the comparability of the primary components of noninterest income are discussed in the following paragraphs.

Loan fees and charges. Our Mortgage Banking and Community Banking segments both earn loan origination fees and collect other charges in connection with originating residential first mortgages, commercial loans and other consumer loans. For the year ended December 31, 2013 loan fees and charges decreased to $103.5 million, as compared to $142.9 million for the year ended December 31, 2012 and $77.8 million for the year ended December 31, 2011. The decrease in loan fees and charges during the year ended December 31, 2013, is primarily due to a decrease in consumer loan originations to $37.5 billion, as compared to $53.6 billion during the year ended December 31, 2012 and to $26.6 billion during the year ended December 31, 2011. Commercial loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. We account for substantially all residential first mortgage originations as held-for-sale using the fair value method and no longer apply deferral of non-refundable fees and costs to those loans.

Deposit fees and charges. Our Community Banking segment collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection and other account fees for services we provide to our banking customers. Our total number of customer checking accounts increased 2.6 percent from approximately 108,436 at December 31, 2012 to 111,230 as of December 31, 2013.

Loan administration. When our Mortgage Banking segment sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee, also referred to herein as loan administration income. Our mortgage servicing rights ("MSRs") are accounted for utilizing the fair value method with changes in fair value recorded as a component of loan administration income.

The following table summarizes net loan administration income.

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Income on residential first mortgage servicing
Servicing fees, ancillary income and charges (1)	$189,003	$209,615	$170,096
Subservicing fees, ancillary income and charges	1,306	—	—
Fair value adjustments	(4,664)	(195,821)	(235,820)
(Loss) gain on hedging activity	(70,160)	86,213	160,328
Total net loan administration income	$115,485	$100,007	$94,604

(1)	Includes the servicing fees, ancillary income and charges on other consumer mortgage servicing.

The increase in loan administration income during the year ended December 31, 2013, as compared to the years ended December 31, 2012 and 2011 was primarily due to a lower pace of decline in the fair value adjustments to our MSRs, partially offset by losses incurred in our MSR hedging activity and a decline in activity due to a decrease in mortgage loan originations. During the year ended December 31, 2013, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $74.9 billion and $1.8 billion on a flow basis, as compared to $17.4 billion on a bulk basis during the year ended December 31, 2012. The total unpaid principal balance of loans serviced for others at December 31, 2013 was $25.7 billion, as compared to $76.8 billion at December 31, 2012 and $63.8 billion at December 31, 2011, which decreased primarily due to the sale of the MSR portfolio completed in the fourth quarter 2013.

On December 18, 2013, we entered into a definitive agreement to sell $40.7 billion unpaid principal balance of our MSR portfolio to Matrix Financial Services Corporation, a wholly owned subsidiary of Two Harbors Investment Corp. Covered under the agreement are certain mortgage loans serviced for both Fannie Mae and Ginnie Mae, originated primarily after 2010. Simultaneously, we entered into an agreement with Matrix to subservice the residential mortgage loans covered under the agreement to sell. See Note 14 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

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

For the year ended December 31, 2013, we recorded a loss of $0.1 million on U.S. Treasury bonds, of which $0.1 million was related to an unrealized loss on U.S. Treasury bonds and $0.2 million was related to a realized gain on the sale of U.S. Treasury bonds during the year ended December 31, 2013. During the year ended December 31, 2012, we recorded a loss of $2.0 million on U.S. Treasury bonds, of which $21.5 million was related to an unrealized loss on U.S. Treasury bonds and $19.5 million was related to a realized gain on the sale of U.S. Treasury bonds during the year ended December 31, 2012. For the year ended December 31, 2011, we recorded a gain of $21.1 million all of which was related to an unrealized gain on U.S. Treasury bonds held at December 31, 2011. The increase in the gain (loss) on trading securities was due to an increase in the unrealized market valuation of U.S. Treasury bonds during the year ended December 31, 2013, as compared to the years ended December 31, 2012 and 2011.

Net gain on loan sales. Our Mortgage Banking segment records the transaction fee income it generates from the origination of residential first mortgage loans. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans originated for sale and the fair value of these loans, net of related selling expenses. Net gain on loan sales is increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments, increases to the representation and warranty reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Historically, pricing competition on mortgage loans is lower in periods of low or decreasing interest rates, due to higher consumer demand usually evidenced by higher loan origination levels, resulting in higher spreads on origination. Conversely, pricing competition increases when interest rates rise, which generally reduces consumer demand, thus decreasing spreads on origination and compressing gain on sale. Increases or decreases in competition may also arise as competitors enter and/or leave the loan origination market.

The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
	(Dollars in thousands)
Net gain on loan sales	$137,540	$144,791	$75,073	$44,790	$402,193
Mortgage rate lock commitments (gross)	12,142,000	12,353,000	8,340,000	6,481,782	39,316,782
Loans sold and securitized	12,822,879	11,123,821	8,344,737	6,783,212	39,074,649
Net margin on loan sales	1.07%	1.30%	0.90%	0.66%	1.03%
Mortgage rate lock commitments (fallout adjusted) (1)	$9,848,417	$9,837,573	$6,605,432	$5,298,728	$31,590,150
Net margin on mortgage rate lock commitments (fallout adjusted) (1)	1.40%	1.47%	1.14%	0.85%	1.27%

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

Net gain on loan sales decreased for the year ended December 31, 2013, compared to the year ended December 31, 2012 and increased from the year ended December 31, 2011. The decrease during the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to a lower volume of mortgage rate lock commitments and a lower gain on sale margin, reflecting lower base production margin, as well as higher hedging costs, loan level pricing adjustments and the impact from guarantee fee changes from the Agencies. Loan sales decreased to $39.1 billion in loans during the year ended December 31, 2013, compared to $53.1 billion sold in the year ended December 31, 2012 and increased from $27.5 billion sold during the year ended December 31, 2011. For the year ended December 31, 2013, the mortgage rate lock commitments decreased to $39.3 billion, compared to $66.7 billion in the year ended December 31, 2012 and increased from $36.3 billion during the year ended December 31, 2011.

The net gain on loan sale includes changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held-for-investment and provisions to representation and warranty reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to a loss of $42.0 million for the year ended December 31, 2013, as compared to a gain of $44.2 million during the year ended December 31, 2012 and a loss of $22.2 million for the year ended December 31, 2011. The provision for representation and warranty reserve included in net gain on loan sales reflects our initial estimate of losses on probable mortgage repurchases arising from current loan sales and amounted to $17.6 million, $24.4 million and $9.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Net transaction costs on sales of mortgage servicing rights. As part of our business model, our Mortgage Banking segment occasionally sells MSRs in transactions separate from the sale of the underlying loans. Although recently in response to evolving regulatory views and capital requirements associated with MSRs, we have begun to sell large portfolios of our MSRs. We carry our MSRs at fair value. Our income or loss on changes in the valuation of MSRs is recorded through our loan administration income. The gain or loss recognized is the transaction costs and the reserves on the sales completed during the period or adjustments to transaction costs or reserves from prior sales.

For the year ended December 31, 2013, we recorded costs on sales of MSRs of $19.2 million, compared to $12.3 million for the year ended December 31, 2012 and $7.9 million for the year ended December 31, 2011. During the year ended December 31, 2013, we sold servicing rights on a bulk basis associated with $74.9 billion of underlying mortgage loans (including the $40.7 billion sold to Matrix with subservicing retained) and $0.3 billion on a servicing released basis (i.e., sold together with the sale of the underlying loans). During the year ended December 31, 2012, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $17.4 billion and on a servicing released basis totaling $0.5 billion. During the year ended December 31, 2011, we sold servicing rights related to $9.2 billion of loans serviced for others on a bulk basis and $1.0 billion on a servicing released basis. We had $1.8 billion of sales on a flow basis during the years ended December 31, 2013 and no sales on a flow basis during the years ended December 31, 2012 and 2011, respectively.

Net impairment loss recognized through earnings. We recognize OTTI related to credit losses through operations with any remainder recognized through other comprehensive income (loss) and a cumulative adjustment increasing retained earnings and other comprehensive income (loss) by the non-credit portion of other-than-temporary impairment. See Stockholder's Equity in Note 21 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

During the year ended December 31, 2013, we recognized $8.8 million of additional OTTI on the FSTAR 2006-1 mortgage securitization, which was subsequently dissolved at June 30, 2013 as a result of the MBIA settlement agreement. The second mortgage loans associated with the FSTAR 2006-1 mortgage securitization were transferred into loans held-for-investment portfolio at June 30, 2013 also a result of the MBIA Settlement Agreement and we recognized a tax benefit of $6.1 million during the second quarter 2013 representing the recognition of the residual tax effect associated with the previously unrealized losses on the mortgage securitization recorded in other comprehensive income (loss). At December 31, 2013, the Company had no OTTI.
During the year ended December 31, 2012, we recognized $2.2 million of OTTI on non-agency CMOs and the mortgage securitization, which were recognized on securities that had losses prior to December 31, 2012, primarily due to forecasted credit losses. At December 31, 2012, we had total OTTI of $2.8 million on one mortgage securitization, with existing OTTI in the available-for-sale portfolio, of which $5.0 million net gain was recognized in other comprehensive income (loss).

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

Representation and warranty reserve - change in estimate. We maintain a representation and warranty reserve to account for the probable losses inherent in loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The representation and warranty reserve takes into account both our estimate of probable losses inherent in loans sold during the current accounting period, as well as adjustments due to our change in estimate of probable losses from probable repurchase obligations related to loans sold in prior periods.

Estimating the balance of the representation and warranty reserve involves using assumptions regarding future repurchase request volumes, probable loss severity on these requests and claims appeal success rates. The assumptions used to estimate the representation and warranty reserve contain a level of uncertainty and risk that could have a material impact on the reserve balance if they differ from actual results. For instance, to illustrate the sensitivity of the reserve to adverse changes, if the expected levels of demands in the model assumptions increased or decreased by 20.0 percent at December 31, 2013, the result would be a $6.0 million increase or decrease in the representation and warranty reserve balance. If our loss severity rate increased or decreased by 20.0 percent at December 31, 2013, the result would be a $9.0 million increase or decrease in the representation and warranty reserve balance. In order to estimate the sensitivity of the representation and warranty reserve to a particular factor, the factors were varied within the model while keeping the other variables constant. For example, when estimating the impact to the representation and warranty reserve due to a change in expected levels of demands, the level of expected demands for each vintage within the model varied by the same percentage, holding other factors constant.

During the year ended December 31, 2013, we recorded an expense of $36.1 million in our representation and warranty reserve due to our change in estimate of probable losses from probable repurchase obligations related to loans sold in prior periods, as compared to $256.3 million during the year ended December 31, 2012 and $150.1 million recorded in the year ended December 31, 2011. The decrease from the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to lower level of charge-offs and settlement agreements with Fannie Mae and Freddie Mac during the fourth quarter 2013 which lowered our estimate of probable losses in the future.

During the fourth quarter 2013, we entered into settlement agreements with both Fannie Mae and Freddie Mac to resolve substantially all of the repurchase requests and obligations associated with loans originated between January 1, 2000 and December 31, 2008. The settlement with Fannie Mae, reached on November 6, 2013, was for a total resolution amount of $121.5 million and, after paid claim credits and other adjustments, we paid $93.5 million. We settled with Freddie Mac on December 30, 2013 for a total resolution amount of $10.8 million and, after paid claim credits and other adjustments, we paid $8.9 million. As a result of these settlements, we released approximately $24.9 million of previously accrued reserves.

Other noninterest income. Other noninterest income includes certain miscellaneous fees, including dividends received on Federal Home Loan Bank stock and our fair value adjustment relating to the loans held-for-investment carried under the fair value option.

During the year ended December 31, 2013, other noninterest income increased to $70.7 million, compared to $37.2 million during the year ended December 31, 2012 and $20.9 million during the year ended December 31, 2011. The increase during the year ended December 31, 2013, as compared to the years ended December 31, 2012 and 2011, is primarily due to a $36.8 million net fair value adjustment during the second quarter 2013 related to the Assured and MBIA settlement agreements. See Notes 4 and 28 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data herein, for further information on the fair value adjustment relating to the litigation settlements.

Noninterest Expense

The following table sets forth the components of our noninterest expense.

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Compensation and benefits	$279,268	$270,859	$224,708
Commissions	54,407	75,345	39,348
Occupancy and equipment	80,042	73,674	70,117
Asset resolution	52,033	91,349	128,313
Federal insurance premiums	34,873	49,273	41,581
Loss on extinguishment of debt	177,556	15,246	—
Loan processing expense	52,223	56,070	30,293
Legal and professional expense	144,054	300,523	65,534
Other noninterest expense	43,659	57,356	34,786
Total noninterest expense	$918,115	$989,695	$634,680
Efficiency ratio (1) (2)	109.4%	75.1%	100.6%
Efficiency ratio (credit-adjusted) (2) (3)	99.0%	57.0%	64.8%

(1)	Total operating and administrative expenses divided by the sum of net interest income and noninterest income.

(2)
Ratios include $177.6 million and $61.0 million related to the prepayment of FHLB advances and the additional accrual for the DOJ litigation, respectively, during the year ended December 31, 2013, excluding this expense the efficiency ratio would have been 81.0 percent for the year ended December 31, 2013.

(3)	Based on efficiency ratios as calculated, less representation and warranty reserve - change in estimate and asset resolution expense, see "Use of Non-GAAP Financial Measures."

The 7.2 percent decrease in noninterest expense for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to decreases in legal and professional fees, asset resolution expense, commissions, federal insurance premium expense. The decrease in noninterest expense for the year ended December 31, 2013 was partially offset by an increase in loss on extinguishment of debt.

Compensation and benefits. The $8.4 million increase in compensation and benefits expense for the year ended December 31, 2013, compared to the year ended December 31, 2012 is primarily due to having an higher number of non-commissioned salaried employees during the first three quarters of the year ended December 31, 2013, as compared to the same time period for the year ended December 31, 2012. The increase is offset in part by decreases in incentive pay related to underwriting, production and a decrease in overtime compensation resulting from a decline in mortgage activity and an overall reduction in headcount and contract employees at December 31, 2013. This is consistent with our ongoing efforts to optimize our cost structure and manage expenses more in line with our current business model and operating requirements. Our full-time equivalent non-commissioned salaried employees decreased overall by 434 from December 31, 2012 to a total of 2,894 at December 31, 2013.

Commissions. Commission expense, which is a variable cost associated with residential first mortgage loan originations, totaled $54.4 million, equal to 14 basis points, of total residential first mortgage loan originations during the year ended December 31, 2013, as compared to $75.3 million, equal to 14 basis points, of total residential first mortgage loan originations in the year ended December 31, 2012 and $39.3 million, equal to 15 basis points, in the year ended December 31, 2011. The decrease in commissions during the year ended December 31, 2013 as compared to the year ended December 31, 2012, was primarily due to the decrease in residential first mortgage loan originations for the year ended December 31, 2013. Residential first mortgage loan originations decreased to $37.8 billion for the year ended December 31, 2013 from $54.3 billion for the year ended December 31, 2012 and increased from $27.3 billion for the year ended December 31, 2011.

Asset resolution. Asset resolution expenses consist of costs associated with foreclosed properties (including the foreclosure claims in process with respect to government insured loans for which we file claims with the U.S. Department of Housing and Urban Development) and other disposition and carrying costs, loss provisions, and gains and losses on the sale of real estate owned properties that we have obtained through foreclosure or other proceedings.

For the year ended December 31, 2013 asset resolution expenses decreased to $52.0 million, as compared to $91.3 million during the year ended December 31, 2012 and $128.3 million during the year ended December 31, 2011. The decrease during the year ended December 31, 2013 as compared to the year ended December 31, 2012, was primarily due to the gain on sale of real estate owned, which resulted in an expense reduction of $11.3 million from residential real estate owned and $14.6 million from commercial real estate owned. There was also a $27.7 million reduction in interest expense related to repurchases for government insured and non-government insured loans along with a $15.7 million reduction in agency compensatory fees during the year ended December 31, 2013.

Federal insurance premiums. Our FDIC insurance expense decreased for the year ended December 31, 2013, as compared to the years ended December 31, 2012 and 2011. The decrease during the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to a lower assessment rate. Our assessment rate reflected improvement in risk assessment values related to balance sheet liquidity and lower underperforming assets, and a decrease in our average total assets used in the calculation of our assessment base. The increase in FDIC insurance expense for the year ended December 31, 2011, as compared to the year ending December 31, 2012, was largely due to the higher average reported deposits in the calculation of our assessment base and the higher average of net consolidated total assets.

Loss on extinguishment of debt. The $177.6 million loss on extinguishment of debt for the year ended December 31, 2013 is related to the prepayment of $2.9 billion of certain long-term Federal Home Loan Bank advances. The $15.2 million loss on extinguishment of debt for year ended December 31, 2012, is related to the early retirement of $500.0 million of Federal Home Loan Bank advances.

Loan processing expense. Loan processing expense decreased to $52.2 million during the year ended December 31, 2013 as compared to $56.1 million in the year ended December 31, 2012 and $30.3 million in the year ended December 31, 2011. This reflects decreases in residential first mortgage loan origination volume, contract underwriting expenses and costs related to the transfer of loans due to servicing sales, partially offset by an increase in contracted default servicing costs. During the year ended December 31, 2013, total mortgage loan originations were $37.5 billion, as compared to $53.6 billion during the year ended December 31, 2012 and $26.6 billion during the year ended December 31, 2011.

Legal and professional expense. Legal and professional expense decreased to $144.1 million during the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease was primarily due to a $236.6 million decrease in legal settlement reserve for pending and threatened litigation, related to the Assured and MBIA litigations, partially offset by a $73.0 million increase related to the fair value liability arising from the DOJ litigation. The increase in the fair value liability related to the DOJ litigation was triggered by various business and economic events including, the reversal of the valuation allowance on the DTA and other items affecting the timing of the expected cash flows. This resulted in an increase of the fair value liability associated with its DOJ Settlement by an additional $64.5 million in the fourth quarter 2013. At December 31, 2013, the total fair value of the liability was $93.0 million.

Other noninterest expense. Other noninterest expenses decreased during the year ended December 31, 2013, as compared to the years ended December 31, 2012 and 2011. Included in other noninterest expense is advertising expense, which decreased for the year ended December 31, 2013 to $ 8.9 million, as compared to $11.9 million for the year ended December 31, 2012 and $7.7 million for the year ended December 31, 2011. The increase in advertising expense during the year ended December 31, 2012, reflected the promotion of expanding our market presence in Michigan and our banking promotion as a Michigan headquartered bank.

Efficiency Ratio

The efficiency ratio generally measures how effective the company is operating, measured by dividing noninterest expense by total revenues (net interest income plus noninterest income). Given the significant amount of credit-related costs that flow through our noninterest expense and noninterest income, we present our efficiency ratio on a credit adjusted basis as well. Our efficiency ratio increased to 109.4 percent during the year ended December 31, 2013, as compared to 75.1 percent during the year ended December 31, 2012 and 100.6 percent during the year ended December 31, 2011. The increase in our efficiency ratio for the year ended December 31, 2013 compared to year ended December 31, 2012 was driven primarily by a decline in noninterest income and net interest income, resulting from a decrease in mortgage banking activity, the loss on extinguishment of debt as a result of the prepayment of certain long-term Federal Home Loan Bank advances and the increase in the fair value liability associated with the DOJ Settlement.

Provision (Benefit) for Federal Income Taxes

For the year ended December 31, 2013, our effective tax rate was a benefit of 278.9 percent, as compared to a benefit of 29.7 percent and a provision of 0.6 percent for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2013, the change in our valuation allowance for net deferred taxes, as well as the recognition of the residual tax effect associated with previously unrealized losses on securities recorded in other comprehensive income (loss) had the most significant impacts on the difference between our statutory U.S. federal income tax rate of 35 percent and our effective tax rate.

At December 31, 2013, our deferred tax assets were primarily attributable to U.S. net operating loss carryforwards. During the year ended December 31, 2013, we recorded a valuation allowance release of $355.8 million ($341.9 million of federal deferred tax asset) on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

The following table below provides the balance of our deferred tax asset valuation allowance and the associated activity.

	For the Years Ended December 31,
	2013	2012	2011
Deferred tax asset valuation allowance	(Dollars in thousands)
Balance, beginning of year	$379,149	$418,393	$362,786
Charged to costs and expenses - net operating losses and other temporary differences	(348,177)	(19,364)	55,607
Charged to other accounts - other comprehensive income tax benefit	(6,108)	(19,880)	—
Balance, end of year	$24,864	$379,149	$418,393

We regularly evaluate the need for deferred tax asset valuation allowances based on a more likely than not standard as defined by the generally accepted accounting principles. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	future reversals of existing taxable temporary differences;

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	taxable income in prior carryback years; and

•	tax planning strategies.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors, including but not limited to:

•	nature, frequency, and severity of recent losses;

•	duration of statutory carryforward periods;

•	historical experience with tax attributes expiring unused; and

•	near- and medium-term financial outlook.

As indicated by applicable accounting standards, it is inherently difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses.

The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred taxes represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations.

Over the past year, culminating in the fourth quarter 2013, we have taken significant actions to transform our business and reduce uncertainty. These actions included the following:

(1)	the retirement of higher cost long-term Federal Home Loan Bank advances;

(2)	the related loss on extinguishment of debt as a result of the prepayment;

(3)	the payment of litigation settlement costs incurred in connection with Assured and MBIA litigation settlements;

(4)	the sale of mortgage servicing rights while retaining the subservicing; and

(5)	the settlements reached with Fannie Mae and Freddie Mac.

When evaluating whether we have overcome the significant negative evidence attributable to actual cumulative losses in recent years, we adjusted those losses for items that we believed are not indicative of our ability to generate taxable income in future years. We reflect adjusted cumulative income after applying those items that are not indicative of our ability to generate taxable income in future years. We consider this objectively verifiable evidence that our earnings model is capable of generating future taxable income sufficient to utilize substantially all of the net operating loss carryforwards as of December 31, 2013. We believe that this evidence is sufficient to overcome the unadjusted cumulative losses in recent years.

Other positive evidence considered in connection with our decision to release our federal valuation allowance include our historic ability to utilize deferred tax assets before they expire, as well as our detailed forecasts projecting the complete realization of all federal deferred tax assets before expiration under our most conservative and stressed earnings scenarios. In order to realize the deferred tax assets, we need to generate approximately $1.1 billion of pre-tax income over the next 20 years. We believe that it is more likely than not that this level of pre-tax income will be achievable even under stressed scenarios.

We also considered actions taken during the year ended December 31, 2013, which create more certainty regarding our future taxable income including settlements reached with Fannie Mae and Freddie Mac, MBIA and Assured litigation settlements, prepayment of higher cost long-term Federal Home Loan Bank advances and the sale of mortgage servicing rights while retaining the subservicing. Other positive evidence considered in connection with our decision to release the federal valuation allowance include our forecasts of taxable earnings projecting a complete realization of all federal deferred tax assets before they expire, including under stressed forecast scenarios. The unprecedented mortgage market conditions have been managed by us to minimize the impact should similar volatility recur in the future through cost containment, employee reductions, etc. which give further support to the reliability of forecasted taxable earnings.

Upon considering all of the available positive and negative evidence, and the extent to which that evidence was objectively verifiable, we determined that the positive evidence outweighed the negative evidence and the deferred tax assets are more-likely-than-not realizable, as of and for the year ended December 31, 2013. As a result, the valuation allowance has been reversed in the amount of $355.8 million, or $6.29 per diluted share, during the year ended December 31, 2013.

We had a total state deferred tax asset before valuation allowance of $34.0 million and total state net operating loss carryforwards of $589.2 million at December 31, 2013. In connection with our ongoing assessment of deferred taxes, we analyzed each state net operating loss separately and determined the amount of such net operating losses, which are expected to expire unused and recorded a valuation allowance to reduce the deferred tax asset for state net operating losses to the amount which is more-likely-than-not to be realized. At December 31, 2013, the state deferred tax assets, which will more-likely-than-not-be realized, was $9.2 million and have maintained a valuation allowance of $24.8 million.

We will continue to regularly assess the realizability of our deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance, which will impact our income tax expense in the period we determine that these factors have changed.

During the second quarter 2013, as a result of the MBIA Settlement Agreement, the FSTAR 2006-2 mortgage securitization, recorded as an available-for-sale investment securities, was collapsed and we transferred the second mortgage loans in that trust to our loans held-for-investment portfolio at fair value. We also recorded $6.1 million of tax benefit to recognize the residual tax effect associated with previously unrealized losses on this security.

See Note 25 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

OPERATING SEGMENTS

Overview

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Item 1: Business section and with Note 29 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, and other sections for a full understanding of our consolidated financial performance.

Our three operating segments are organized in a structure that is a combination of the business model and the services that provide a competitive advantage, which supports our revenue and earnings. The business model emphasizes the delivery of a complete set of mortgage and banking products and services, and is distinguished by local delivery, customer service and product pricing. We have three major operating segments: Mortgage Banking, Community Banking and Other. The Mortgage Banking segment originates, acquires, sells and services mortgage loans. The origination and acquisition of mortgage loans is the majority of the lending activity. Mortgage loans are originated through home loan centers, national call centers, the Internet, unaffiliated banks and mortgage brokerage companies. The net interest income and the gains from sales associated with these loans are recognized in the Mortgage Banking segment. Also, the Mortgage Banking segment services mortgage loans for others and sells MSRs into the secondary market. The Community Banking segment also originates loans and collects deposits from consumer and business customers through the Commercial, Business, Government and Branch Banking groups. Products offered through these groups include checking accounts, savings accounts, money market accounts, certificates of deposit, investment and insurance services, consumer loans and commercial loans. Other financial services available to consumer and commercial customers include lines of credit, revolving credit, customized treasury management solutions, equipment leasing, inventory and accounts receivable lending and capital markets services such as interest rate risk protection products. The Other segment includes corporate treasury, income and expense impact of equity and cash, the effect of eliminations of transactions between segments, tax benefits not assigned to specific operating segments, the impact of interest rate risk management, the impact of balance sheet funding activities, charges or credits of unusual or infrequent nature that are not reflective of the normal operations of the operating segments and miscellaneous other expenses of a corporate nature. Each operating segment supports and complements the operations of the other, with funding for the Mortgage Banking segment primarily provided by deposits obtained through Community Banking and with the Community Banking segment providing warehouse lines of credit to mortgage originators, most of which sell loans to the Mortgage Banking segment.

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

The net income (loss) by operating segment is presented in the following table.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Mortgage Banking	$131,296	$183,627	$(31,335)
Community Banking	(44,976)	(47,333)	(100,869)
Other	180,667	(67,918)	(49,574)
Total net income (loss)	$266,987	$68,376	$(181,778)

The selected average balances by operating segment are presented in the following table.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Average loans held-for-sale
Mortgage Banking	$2,334,157	$3,076,155	$1,928,339
Community Banking	164,736	2,535	—
Average loans held-for-investment
Mortgage Banking	$3,046,123	$3,560,560	$4,158,032
Community Banking	1,195,993	2,951,143	2,031,748
Other	86,061	8,357	13,913
Average total assets
Mortgage Banking	$7,882,592	$9,616,825	$8,953,593
Community Banking	1,602,612	3,076,297	2,194,841
Other	3,069,712	2,033,648	2,200,160
Average interest-bearing deposits
Community Banking	$6,168,679	$6,606,247	$6,109,708
Other	7,185	233,083	551,696

Mortgage Banking

Our Mortgage Banking segment originates, acquires, sells and services one-to-four family residential first mortgage loans. The Mortgage Banking segment also services and subservices mortgage loans on a fee basis for others and sells MSRs into the secondary market. Funding for our Mortgage Banking segment is provided primarily by deposits and borrowings obtained by our Community Banking segment.

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net interest income	$158,232	$195,312	$125,821
Provision for loan losses	(50,894)	(236,039)	(114,610)
Net gain on loan sales	401,736	990,175	300,268
Representation and warranty reserve - change in estimate	(36,116)	(256,289)	(150,055)
Other noninterest income	199,004	225,835	186,708
Asset resolution	(55,701)	(84,363)	(113,857)
Other noninterest expense	(484,965)	(651,004)	(265,610)
Net income (loss)	$131,296	$183,627	$(31,335)
Average balances
Total loans held-for-sale	$2,334,157	$3,076,155	$1,928,339
Total loans held-for-investment	3,046,123	3,560,560	4,158,032
Total assets	7,882,592	9,616,825	8,953,593

The Mortgage Banking segment net income decreased $52.3 million during the year ended December 31, 2013, compared to the year ended December 31, 2012 and increased compared to the year ended December 31, 2011. This decrease during the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to a decrease in net gain on loan sales from lower residential first mortgage originations, partially offset by a decrease in noninterest expense, representation and warranty reserve - change in estimate and provision for loan losses. The decreases in net gain on loan sales was primarily due to lower residential first mortgage rate lock commitments and a lower base gain on sale margin during the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease in the representation and warranty reserve - change in estimate during the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to lower level of charge-offs and settlement agreements with Fannie Mae and Freddie Mac. The decrease in the provision for loan losses during the year ended December 31, 2013, compared to the year ended December 31,

2012, was primarily due to continued run-off of the portfolio, model enhancements and the release of reserves resulting from the sale of TDR and nonperforming loans.

For the year ended December 31, 2013, other noninterest income decreased to $199.0 million, as compared to $225.8 million for the year ended December 31, 2012 and to $186.7 million for the year ended December 31, 2011. The decrease during the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to lower fee income from lower residential first mortgage originations.

Net loan fees and charges, included in other noninterest income, decreased to $96.4 million for the year ended December 31, 2013, as compared to $131.2 million for the year ended December 31, 2012 and to $70.0 million for the year ended December 31, 2011. The decrease during the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to lower residential first mortgage originations.

Also included in other noninterest income is net servicing revenue, which is the combination of net loan administration income (including the off-balance sheet hedges of MSRs) and the gain (loss) on trading securities (i.e., the on-balance sheet hedges of MSRs), increased to $115.8 million for the year ended December 31, 2013, as compared to $97.7 million for the year ended December 31, 2012 and to $116.1 million for the year ended December 31, 2011. The increase during the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to a lower pace of decline in fair value adjustments to our MSRs, partially offset by a decrease in hedge performance gain.

Other noninterest expense decreased to $485.0 million for the year ended December 31, 2013, as compared to $651.0 million for the year ended December 31, 2012 and to $265.6 million for the year ended December 31, 2011. The decrease during the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to the litigation settlements with Assured and MBIA, partially offset by the increase in the fair value liability associated with the DOJ Settlement.

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

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net interest income	$108,391	$153,197	$125,368
Provision for loan losses	(19,248)	(40,008)	(62,321)
Noninterest income	38,709	43,580	42,601
Noninterest expense	(172,828)	(204,102)	(206,517)
Net loss	$(44,976)	$(47,333)	$(100,869)
Average balances
Total loans held-for-investment	$1,195,993	$2,951,143	$2,031,748
Total assets	1,602,612	3,076,297	2,194,841
Total interest-bearing deposits	6,168,679	6,606,247	6,109,708

During the year ended December 31, 2013, the Community Banking segment reported a decrease in net loss, as compared to the year ended December 31, 2012 and 2011. The decrease in net loss during the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to the $20.8 million decrease in provision for loan losses, partially offset by a decrease in net interest income as a result of lower average commercial and warehouse loans due to a decrease in loan originations and the sale of commercial loans during the year ended December 31, 2013.

Noninterest income decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, reflecting lower loan fees as a result of the decrease in mortgage loan originations associated with warehouse loans.

Noninterest expense decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, reflecting a decrease in allocated corporate expenses.

Other

The Other segment includes the treasury, income and expense impact of equity and cash; the effect of eliminations of transactions between segments; tax benefits not assigned to specific operating segments; the funding revenue associated with stockholders' equity; the impact of interest rate risk management; the impact of balance sheet funding activities and changes of an unusual or infrequent nature that are not reflective of the normal operations of the operating segments and miscellaneous other expenses of a corporate nature.

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net interest expense	$(79,972)	$(51,278)	$(5,816)
Noninterest income	49,010	17,941	5,994
Noninterest expense	(204,621)	(50,226)	(48,696)
Income (loss) before taxes	(235,583)	(83,563)	(48,518)
Benefit (provision) for income taxes	416,250	15,645	(1,056)
Net income (loss)	$180,667	$(67,918)	$(49,574)
Average balances
Total assets	$3,069,712	$2,033,648	$2,200,160

Net interest income includes the impact of administering our investment securities portfolios and the net impact of derivatives used to hedge interest rate sensitivity. Noninterest income includes insurance income, miscellaneous fee income not allocated to other operating segments, such as bank owned life insurance income and any Treasury related items and trading asset gains or losses.

Noninterest expense includes certain corporate administrative and other miscellaneous expenses. For the year ended December 31, 2013, Other segment net income increased by $248.6 million, as compared to the year ended December 31, 2012. The increased net income was primarily due to the $355.8 million reversal of the valuation allowance against the deferred tax asset, partially offset by a $177.6 million loss on extinguishment of debt (included in noninterest expense) from the prepayment of $2.9 billion in long-term Federal Home Loan Bank advances during the year ended December 31, 2013.

Analysis of Items on Statement of Financial Condition

Assets

Interest-earning deposits. Interest-earning deposits, on which we earn a minimal interest rate, decreased $690.1 million at December 31, 2013, compared to December 31, 2012, primarily the result of us utilizing the excess cash received from the Northeast-based commercial loans sales, the nonperforming and TDR loan sales and held-for-sale residential first mortgage loan sales, for the prepayment of Federal Home Loan Bank advances.

Trading securities. At December 31, 2013 we held no trading securities and at December 31, 2012 there were $170.1 million in trading securities. The decrease was due to the sale of $170.1 million of U.S. Treasury bonds during the year ended December 31, 2013. The U.S. Treasury bonds were originally purchased to meet collateral pledging requirements. During the fourth quarter 2013, due to the increase in our cash and due from bank balances, reduced need for collateral, as well as, unattractive yields relative to alternatives the U.S. Treasury bonds were sold. See Note 5 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Investment securities available-for-sale. Investment securities available-for-sale comprised of U.S. government sponsored agencies, mortgage securitization and municipal obligations, increased from $184.4 million at December 31, 2012, to $1.0 billion at December 31, 2013. The increase was primarily due to the purchase of $1.1 billion in U.S. government sponsored agencies and municipal obligations during the year ended December 31, 2013. The investment securities available-for-sale were purchased as part of our strategy to redeploy a portion of our cash into higher yielding, yet very liquid, investment alternatives. See Note 5 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Loans held-for-sale. Essentially all of our mortgage loans produced are sold into the secondary market on a whole loan basis or by securitizing the loans into securities. At December 31, 2013, we held loans held-for-sale of $1.5 billion, which was a decrease of $2.4 billion from $3.9 billion held at December 31, 2012. The decrease in the balance of loans held-for-sale was primarily due to a decrease in mortgage loan originations, driven by an increase in interest rates and the first quarter 2013 loan sales related to the agreement to sell the Northeast commercial loans. For further information on loans held-for-sale, see Note 6 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

The following table sets forth the loans in our held-for-sale portfolio, by loan type, as of the December 31, for the past five years.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$1,480,418	$3,012,039	$1,800,885	$2,585,200	$1,970,104
Commercial loans
Commercial real estate	—	280,399	—	—	—
Commercial and industrial	—	488,361	—	—	—
Commercial lease financing	—	158,921	—	—	—
Total commercial loans	—	927,681	—	—	—
Total consumer and commercial loans held-for-sale	$1,480,418	$3,939,720	$1,800,885	$2,585,200	$1,970,104

The following table sets forth the activity in our portfolio of loans held-for-sale during the past five years.

LOANS HELD-FOR-SALE ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance, beginning of year	$3,939,720	$1,800,885	$2,585,200	$1,970,104	$1,484,680
Loans originated, net	38,024,042	56,140,093	28,217,645	29,130,634	33,546,834
Loans sold servicing retained, net	(39,835,638)	(54,602,099)	(27,334,530)	(25,585,190)	(30,844,798)
Loans sold servicing released, net	(1,510,026)	(541,929)	(986,833)	(1,760,635)	(1,543,216)
Loan amortization/prepayments	113,295	(15,691)	(751,568)	(1,578,909)	(760,925)
Loans transferred from (to) various loan portfolios, net	749,025	1,158,461	70,971	409,196	87,529
Balance, end of year	$1,480,418	$3,939,720	$1,800,885	$2,585,200	$1,970,104

Loans repurchased with government guarantees. Pursuant to Ginnie Mae servicing guidelines, we have the unilateral option to repurchase certain delinquent loans securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, we must treat the loans as having been repurchased and recognize the loans on the Consolidated Statements of Financial Condition, in Item 8. Financial Statements and Supplementary Data, herein, and also recognize a corresponding deemed liability for a similar amount. If the loans are actually repurchased, we eliminate the corresponding liability. At December 31, 2013, the amount of such loans actually repurchased totaled $1.3 billion and were classified as loans repurchased with government guarantees. The loans which we have not yet repurchased but had the unilateral right to repurchase totaled $20.8 million and were classified as loans held-for-sale. At December 31, 2012, the amount of such loans actually repurchased totaled $1.8 billion and were classified as loans repurchased with government guarantees, and those loans which we had not yet repurchased but had the unilateral right to repurchase totaled $72.4 million and were classified as loans held-for-sale. The balance of this portfolio has continued to decrease during the year ended December 31, 2013. The decrease was primarily due to reductions in repurchases, normal pay-downs, re-sales and accelerated dispositions.

During the year ended December 31, 2013, the Company participated in a HUD-coordinated market auction of loans repurchased with government guarantees, which resulted in the conveyance in an accelerated fashion of $263.4 million of unpaid principal balance of loans to HUD. During the year ended December 31, 2012, we participated in a HUD-coordinated market auction of loans repurchased with government guarantees, which resulted in the conveyance in an accelerated fashion of $306.1 million of unpaid principal balance of loans at par value to HUD. As a result, we recognized a reduction in otherwise expected curtailments of debenture interest income previously provided for, resulting in a benefit of $7.8 million that was applied against asset resolution expense during the year ended December 31, 2012.

Substantially all of these remaining loans continue to be insured or guaranteed by the Federal Housing Administration ("FHA") and management believes that the reimbursement process is proceeding appropriately. These repurchased loans earn interest at a statutory rate, which varies for each loan, but is based on the 10-year U.S. Treasury note rate at the time the loan becomes greater than 60 days delinquent. This interest is recorded as interest income and the related claims settlement expenses are recorded in asset resolution expense on the Consolidated Statements of Operations, in Item 8. Financial Statements and Supplementary Data, herein. For further information on loans repurchased with government guarantees, see Note 7 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Loans held-for-investment. Our largest category of earning assets consists of loans held-for-investment. Loans held-for-investment consist of residential first mortgage loans that are not held for resale (usually shorter duration and adjustable rate loans and second mortgages), warehouse loans to other mortgage lenders, HELOC, other consumer loans, commercial real estate loans, commercial and industrial loans and commercial lease financing loans. Loans held-for-investment decreased from $5.4 billion at December 31, 2012, to $4.1 billion at December 31, 2013, primarily due to decreases in warehouse, residential first mortgage and commercial real estate loan portfolio. Warehouse loans decreased to $423.5 billion at December 31, 2013 from $1.3 billion at December 31, 2012, primarily due to the decrease in mortgage loan originations. Residential first mortgage loans decreased $500.3 million to $2.5 billion at December 31, 2013, primarily due to the decrease in mortgage loan originations and the sale of nonperforming and TDR loans. Commercial real estate loans decreased to $408.9 million at December 31, 2013 from $640.3 million at December 31, 2012, primarily due to the sale of the Northeast commercial loans and payoffs and charge-offs. These decreases were partially offset by an increase in commercial and industrial loans to $207.2 million at December 31, 2013 from $90.6 million at December 31, 2012.

During the year ended December 31, 2013, we sold $277.9 million unpaid principal balance of residential first jumbo adjustable-rate mortgage loans, which resulted in a $1.4 million gain. During the year ended December 31, 2013, we also sold $508.4 million unpaid principal balance of nonperforming and TDR loans, which resulted in a $1.4 million loss.

Loans held-for-investment includes $238.3 million and $20.2 million of loans value under the fair value option at December 31, 2013 and 2012, respectively. At June 30, 2013, we recorded $73.3 million of second mortgage loans and $170.5 million of HELOC loans at fair value as a result of the settlement agreements with MBIA and Assured, respectively.

For information relating to the loans held-for-investment and concentration of credit of our loans held-for-investment, see Notes 8 and 9 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statement and Supplementary Data, herein.

The following table sets forth a breakdown of our loans held-for-investment portfolio at December 31, 2013.

LOANS HELD-FOR-INVESTMENT, BY RATE TYPE

	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$892,482	$1,616,486	$2,508,968
Second mortgage	162,711	6,814	169,525
Warehouse lending	—	423,517	423,517
HELOC	—	289,880	289,880
Other	37,442	26	37,468
Total consumer loans	1,092,635	2,336,723	3,429,358
Commercial loans
Commercial real estate	172,179	236,691	408,870
Commercial and industrial	11,788	195,399	207,187
Commercial lease financing	10,341	—	10,341
Total commercial loans	194,308	432,090	626,398
Total consumer and commercial loans held-for-investment	$1,286,943	$2,768,813	$4,055,756

The two tables below provide a comparison of the breakdown of loans held-for-investment and the detail for the activity in our loans held-for-investment portfolio for each of the past five years.

LOANS HELD-FOR-INVESTMENT

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,508,968	$3,009,251	$3,749,821	$3,792,712	$5,007,636
Second mortgage	169,525	114,885	138,912	174,789	221,626
Warehouse lending	423,517	1,347,727	1,173,898	720,770	448,567
HELOC	289,880	179,447	221,986	271,326	318,463
Other	37,468	49,611	67,613	86,710	105,379
Total consumer loans	3,429,358	4,700,921	5,352,230	5,046,307	6,101,671
Commercial loans
Commercial real estate	408,870	640,315	1,242,969	1,250,301	1,600,271
Commercial and industrial	207,187	90,565	328,879	8,875	12,366
Commercial lease financing	10,341	6,300	114,509	—	—
Total commercial loans	626,398	737,180	1,686,357	1,259,176	1,612,637
Total consumer and commercial loans held-for-investment	4,055,756	5,438,101	7,038,587	6,305,483	7,714,308
Allowance for loan losses	(207,000)	(305,000)	(318,000)	(274,000)	(524,000)
Total loans held-for-investment, net	$3,848,756	$5,133,101	$6,720,587	$6,031,483	$7,190,308

LOANS HELD-FOR-INVESTMENT PORTFOLIO ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance, beginning of year	$5,438,101	$7,038,587	$6,305,483	$7,714,308	$9,082,121
Loans originated (1)	868,288	901,121	1,017,330	168,995	190,298
Change in lines of credit	379,526	139,021	107,912	(159,329)	312,895
Loans transferred from loans held-for-sale	82,714	61,770	16,733	90,746	52,061
Loans transferred to loans held-for-sale (2)(3)(4)	(831,739)	(1,220,231)	(136,149)	(740,155)	(139,590)
Loan amortization / prepayments	(1,705,719)	(1,112,900)	(61,203)	(212,046)	(1,141,385)
Loans transferred to repossessed assets	(175,415)	(369,267)	(211,519)	(557,036)	(642,092)
Balance, end of year	$4,055,756	$5,438,101	$7,038,587	$6,305,483	$7,714,308

(1)
During the year ended December 31, 2013, there were $170.5 million of HELOC loans and $73.3 million of second mortgage loans that were reconsolidated at fair value as a result of the settlement agreements with Assured and MBIA.

(2)
During the year ended December 31, 2010, loans transferred from various portfolios include $578.2 million transferred to loans held-for-sale as part of the sale of nonperforming residential first mortgage loans in the year.

(3)
During the year ended December 31, 2012, loans transferred from held-for-investment to held-for-sale include $927.7 million of commercial loans related to the agreements to sell a substantial portion of Northeast-based commercial loans.

(4)
During the year ended December 31, 2013, loans transferred from held-for-investment to held-for-sale include $508.4 million unpaid principal balance of residential first mortgage nonperforming and TDR loans that were sold and $277.9 million unpaid principal balance of residential first jumbo adjustable-rate mortgage loans.

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

The following table sets forth certain information about our nonperforming assets as of the end of each of the last five years.
NONPERFORMING LOANS AND ASSETS

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonperforming loans held-for-investment (1)	$98,976	$254,582	$291,782	$200,111	$800,920
Nonperforming TDRs	25,808	60,516	66,567	77,858	164,881
Nonperforming TDRs at inception but performing for less than six months	20,901	84,728	130,018	40,447	105,835
Total nonperforming loans held-for investment	145,685	399,826	488,367	318,416	1,071,636
Repurchased nonperforming assets, net (1)	—	—	—	28,472	45,697
Real estate and other repossessed assets, net	36,636	120,732	114,715	151,085	176,968
Nonperforming assets, net	182,321	520,558	603,082	497,973	1,294,301
Nonperforming loans held-for-sale	771	1,835	4,573	94,889	—
Total nonperforming assets including loans held-for-sale	$183,092	$522,393	$607,655	$592,862	$1,294,301
Ratio of nonperforming assets to total assets	1.95%	3.70%	4.43%	4.35%	9.24%
Ratio of nonperforming loans held for investment to loans held-for-investment	3.59%	7.35%	6.94%	5.05%	13.89%
Ratio of allowance to nonperforming loans held-for-investment (1)	145.9%	76.3%	65.1%	86.1%	48.9%
Ratio of allowance to loans held-for-investment (1)	5.42%	5.61%	4.52%	4.35%	6.79%
Ratio of net charge-offs to average loans held-for-investment (1)(2)(3)	4.00%	4.43%	2.14%	9.34%	4.20%
Ratio of nonperforming assets to loans held-for-investment and repossessed assets	4.46%	9.36%	8.43%	7.71%	16.40%

(1)	Excludes loans carried under the fair value option.

(2)	At December 31, 2010, net charge-off to average loans held-for-investment ratio was 4.82 percent, excluding the loss recorded on the nonperforming loan sale.

(3)
Includes charge-offs of $65.1 million related to the sale of nonperforming loans and TDRs, during the year ended December 31, 2013, excluding the charge-offs related to these sales, the net net charge-off to average loans held-for-investment ratio was 2.45 percent.

The following table sets forth the activity for unpaid principal balance (net of write downs), which does not include premiums or discounts, of nonperforming commercial loans, primarily commercial real estate and commercial and industrial loans.

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Beginning balance	$139,128	$145,006	$253,934
Additions	120,655	266,309	115,384
Returned to performing	—	(12,081)	(28,931)
Principal payments	(96,992)	(75,765)	(25,891)
Sales	(101,951)	(63,404)	(103,975)
Charge-offs, net of recoveries	(39,075)	(108,585)	(55,740)
Valuation write-downs	(8,825)	(12,352)	(9,775)
Ending balance	$12,940	$139,128	$145,006

Past due loans held-for-investment

Loans are considered to be past due when any payment of principal or interest is 30 days past due. While it is the goal of management to work out a satisfactory repayment schedule or modification with a past due borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our practices regarding past due loans are designed to both assist borrowers in meeting their contractual obligations and minimize losses incurred by the Bank. We customarily mail several notices of past due payments to the borrower within 30 days after the due date and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after loans are 30 days past due. In certain cases, we recommend that the borrower seek credit-counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a past due loan within a reasonable period of time. We cease the accrual of interest on loans that we classify as "nonperforming" once they become 90 days past due or earlier when concerns exist as to the ultimate collection of principal or interest. Such interest is recognized as income only when it is actually collected.

At December 31, 2013, we had $207.4 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $145.7 million of loans were nonperforming held-for-investment. At December 31, 2012, we had $499.1 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $399.8 million of loans were nonperforming held-for-investment. During the year ended December 31, 2013, we sold $508.4 million of unpaid principal balance of nonperforming and TDR loans. The decrease from December 31, 2012 to December 31, 2013 was primarily due to the second and third quarter 2013 nonperforming and TDR loan sales.

Consumer loans. As of December 31, 2013, nonperforming consumer loans totaled $144.2 million, a decrease from $313.4 million at December 31, 2012, primarily due to the second and third quarter 2013 nonperforming and TDR loan sales. Net charge-offs in consumer loans totaled $129.1 million for the year ended December 31, 2013, compared to $193.4 million for the year ended December 31, 2012, primarily due the first quarter 2012 refinements relating to the charge-off of all specific valuation allowances.

Commercial loans. As of December 31, 2013, nonperforming commercial loans totaled $1.5 million, a decrease from $86.4 million at December 31, 2012, primarily driven by charge-offs, net run-off and transfers to repossessed assets. Nonperforming commercial loans as a percentage of total commercial loans, decreased to 0.2 percent in December 31, 2013 from 11.7 percent at December 31, 2012, primarily due to continued work-outs. Net charge-offs in commercial loans totaled $39.0 million for the year ended December 31, 2013, which was a decrease from $95.6 million for the year ended December 31, 2012, primarily due to significant decline in balances from December 31, 2012 to December 31, 2013 in nonperforming commercial legacy portfolio.

Troubled debt restructurings (held-for-investment)

Troubled debt restructurings ("TDRs") are modified loans in which a concession not otherwise available is provided to a borrower experiencing financial difficulties. Our ongoing loan modification efforts to assist homeowners and other borrowers continued to increase our overall balance of TDRs. Nonperforming TDRs were 32.1 percent and 36.3 percent of total nonperforming loans at December 31, 2013 and 2012, respectively.

TDRs can be classified as either performing or nonperforming. Nonperforming TDRs are included in non-accrual loans and performing TDRs are excluded from non-accrual loans because it is probable that all contractual principal and interest due under the restructured terms will be collected. Within consumer nonperforming loans, residential first mortgage TDRs were 31.7 percent of residential first mortgage nonperforming loans at December 31, 2013, compared to 45.9 percent at December 31, 2012. The level of modifications that were determined to be TDRs in these portfolios is expected to result in elevated nonperforming loan levels for longer periods, because TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms, or ultimate resolution occurs. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments. Although many of the TDRs continue to be performing, we have increased our allowance on TDRs, which also increased the allowance for loan losses.

	TDRs
	Performing	Nonperforming	Total
	(Dollars in thousands)
December 31, 2013
Consumer loans (1)	$382,529	$46,709	$429,238
Commercial loans (2)	456	—	456
Total TDRs	$382,985	$46,709	$429,694
December 31, 2012
Consumer loans (1)	$588,475	$143,188	$731,663
Commercial loans (2)	1,287	2,056	3,343
Total TDRs	$589,762	$145,244	$735,006

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $82.3 million and $159.0 million at December 31, 2013 and 2012, respectively.

(2)
Commercial loans include: commercial real estate, commercial and industrial and commercial lease financing loans. The allowance for loan losses on commercial TDR loans was zero and $0.3 million at December 31, 2013 and 2012, respectively.

The following table sets forth the activity during each of the years presented with respect to performing TDRs and nonperforming TDRs.

	TDRs
	For the Years Ended December 31,
	2013	2012	2011
Performing	(Dollars in thousands)
Beginning balance	$589,762	$517,175	$605,099
Additions	57,245	115,924	115,685
Transfer to nonperforming TDR	(40,342)	(111,230)	(56,212)
Transfer from nonperforming TDR	43,419	117,688	8,622
Principal repayments	(258,475)	(23,463)	(2,403)
Reductions (1)	(8,624)	(26,332)	(153,616)
Ending balance	$382,985	$589,762	$517,175
Nonperforming
Beginning balance	$145,244	$196,585	$124,535
Additions	48,018	83,685	65,279
Transfer to nonperforming TDR	40,342	111,230	56,212
Transfer from nonperforming TDR	(43,419)	(117,688)	(8,622)
Principal repayments	(134,924)	(85,065)	(3,176)
Reductions (1)	(8,552)	(43,503)	(37,643)
Ending balance	$46,709	$145,244	$196,585

(1)	Includes loans paid in full or otherwise settled, sold or charged off.

The following table sets forth information regarding past due loans at the dates listed. At December 31, 2013, 91.6 percent of all past due loans were loans in which we had a first lien position on residential real estate, compared to 77.3 percent at December 31, 2012.

PAST DUE LOANS HELD-FOR-INVESTMENT

	December 31,
Days Past Due	2013	2012	2011	2010	2009
	(Dollars in thousands)
30 – 59 days
Consumer loans
Residential first mortgage (1)	$36,526	$62,445	$74,934	$96,768	$105,442
Second mortgage (1)	1,997	1,171	1,887	3,587	4,386
HELOC (1)	2,197	2,484	5,342	3,735	4,486
Other	293	587	1,507	939	1,137
Commercial loans
Commercial real estate (1)	—	6,979	7,453	28,245	27,807
Commercial and industrial	—	—	11	175	242
Total 30 – 59 days past due	41,013	73,666	91,134	133,449	143,500
60 – 89 days
Consumer loans
Residential first mortgage (1)	19,096	16,693	37,493	40,821	72,375
Second mortgage (1)	271	727	1,527	1,968	4,164
HELOC (1)	1,238	910	2,111	3,783	3,807
Other	127	248	471	335	461
Commercial loans
Commercial real estate (1)	—	6,990	12,323	6,783	6,818
Commercial and industrial	—	—	62	55	—
Total 60 – 89 days past due	20,732	25,568	53,987	53,745	87,625
Greater than 90 days
Consumer loans
Residential first mortgage (1)	134,340	306,486	372,514	122,924	663,654
Second mortgage (1)	2,820	3,724	6,236	7,480	8,300
Warehouse lending (1)	—	—	28	—	—
HELOC (1)	6,826	3,025	7,973	6,713	7,652
Other	199	183	611	822	1,126
Commercial loans
Commercial real estate (1)	1,500	86,367	99,335	175,559	385,687
Commercial and industrial	—	41	1,670	4,918	4,666
Total greater than 90 days past due	145,685	399,826	488,367	318,416	1,071,085
Total past due loans	$207,430	$499,060	$633,488	$505,610	$1,302,210

(1)	Includes loans that are secured by real estate.

The following table sets forth information regarding nonperforming loans (i.e., greater than 90 days past due loans) as to which we have ceased accruing interest.

NON-ACCRUAL LOANS HELD-FOR-INVESTMENT

	December 31, 2013
	Investment Loan Portfolio	Non- Accrual Loans	As a % of Loan Specified Portfolio	As a % of Non- Accrual Loans
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,508,968	$134,340	5.4%	92.2%
Second mortgage	169,525	2,820	1.7%	1.9%
Warehouse lending	423,517	—	—%	—%
HELOC	289,880	6,826	2.4%	4.7%
Other consumer	37,468	199	0.5%	0.1%
Total consumer loans	3,429,358	144,185	4.2%	99.0%
Commercial loans
Commercial real estate	408,870	1,500	0.4%	1.0%
Commercial and industrial	207,187	—	—%	—%
Commercial lease financing	10,341	—	—%	—%
Total commercial loans	626,398	1,500	0.2%	1.0%
Total loans	$4,055,756	$145,685	3.6%	100.0%
Less allowance for loan losses	(207,000)
Total loans held-for-investment, net	$3,848,756

The following table sets forth the nonperforming (i.e., greater than 90 days past due loans) residential first mortgage loans by year of origination (i.e., vintage) and the total amount of unpaid principal balance (net of write downs) loans outstanding at December 31, 2013.

RESIDENTIAL FIRST MORTGAGE LOANS
	December 31, 2013
Vintage	Performing Loans	Non-Accrual Loans	Unpaid Principal Balance (1)
	(Dollars in thousands)
Pre-2005	$665,341	$19,663	$685,004
2005	498,494	12,955	511,449
2006	199,080	12,490	211,570
2007	640,800	45,224	686,024
2008	79,921	29,059	108,980
2009	39,733	7,258	46,991
2010	19,168	3,233	22,401
2011	26,608	3,343	29,951
2012	27,774	240	28,014
2013	153,065	875	153,940
Total loans	$2,349,984	$134,340	$2,484,324
Net deferred fees and other			24,644
Total residential first mortgage loans			$2,508,968

(1)	Unpaid principal balance, net of write downs, does not include net deferred fees, premiums or discounts and other.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses that are inherent in our loans held-for-investment portfolio but which have not yet been realized as of the date of the Consolidated Financial Statements, in Item 8. Financial Statement and Supplementary Data, herein. The consumer loan portfolio includes residential first mortgages, second mortgages, construction, warehouse lending and consumer loans. The commercial loan portfolio includes commercial real estate, commercial and industrial, and commercial lease financing loans.

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

As part of our ongoing risk assessment process, which remains focused on the impacts of the current economic environment and the related borrower repayment behavior on our credit performance, management continues to back test and validate the results of quantitative and qualitative modeling of the risk in loans held-for-investment portfolio in efforts to utilize the best quality information available. Such is consistent with the expectations of the Bank's primary regulator and a continuing evaluation of the performance within the mortgage industry.

The allowance for loan losses includes specific allocations for impaired loans, non-specific allocations for losses inherent on non-impaired loans utilizing our loss history by specific product, or if the product is not sufficiently seasoned, peer loss data. The loss history is normally a one to five year rolling average updated periodically as new data becomes available. In addition to the loss history, we also include a qualitative adjustment that considers economic risks, industry and geographic concentrations and other factors not adequately captured in our loss methodology. Our procedure is to recognize losses through charge-offs when there is a high likelihood of loss after considering the borrower's financial condition, underlying collateral and guarantees, and the finalization of collection activities.

Accounting standards require an allowance to be established when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs.

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

Impaired residential loans include loan modifications considered to be TDRs and certain nonperforming loans that have been charged down to collateral value. Fair value of nonperforming residential mortgage loans, including redefaulted TDRs and certain other severely past due loans, is based on the underlying collateral's value obtained through appraisals or broker's price opinions, updated at least semi-annually, less management's estimates of cost to sell. The allowance allocated to TDRs performing under the terms of their modification is typically based on the present value of the expected future cash flows discounted at the loan's effective interest rate, either on a loan level or pooled basis, as these loans are not considered to be collateral dependent.

Once a commercial loan (greater than $250,000) that is secured principally by real estate is risk rated special mention or more negative, an updated appraisal is ordered. (Commercial loans less than $250,000 that are secured principally by real estate follow the same process, but a collateral evaluation is obtained instead of an appraisal.) The valuation received is reviewed by our Commercial Appraisal and Risk Management Group ("CARM") for reasonableness. CARM has the authority to adjust the valuation if deemed warranted or request a new or revised valuation if needed. CARM has the responsibility for establishing and maintaining valuation guidelines and practices to ensure compliance with the Bank's policies and applicable regulations. As part of its responsibilities, CARM reviews the qualifications of appraisers and establishes, reevaluates, and monitors a list of approved real estate appraisers. As long as a loan continues to be risk rated special mention or more negative, the Bank requires, at a minimum, that an updated appraisal be obtained on the underlying collateral at least annually. Based on the specific facts and circumstances of each loan, an appraisal may be obtained more frequently if warranted.

To determine the amount of impairment to record on an impaired commercial loan that is deemed collateral dependent, the Bank uses the "as is" market value from the appraisal as a starting point. Appraisals that are less than or equal to one year old are discounted 10 percent to determine the adjusted appraised value or net realizable value of the collateral. This discount reflects the passage of time and includes estimated costs to sell the underlying collateral. Appraisals that are greater than one year old are discounted by 15 percent. Additionally, impaired commercial loans are reviewed at a minimum of a quarterly basis to ensure the appropriateness of the calculated impairment that has been recorded. Periodically, these discounts and adjusted appraised values are validated by back-testing against the actual proceeds received from the sale of collateral.

Additionally, throughout the life of the loan, the credit risk management area performs portfolio reviews to validate the risk ratings provided by the loan officers. Also, the Bank's independent internal loan review department reviews loans and validates the risk ratings, with more active oversight and monitoring for higher risk and high dollar relationships and loan balances. Based upon the results of such oversight and monitoring, updated appraisals may be ordered.

For consumer loans secured by residential real estate (which are not government insured nor designated as troubled debt restructurings), we request a BPO when the loan is 150 days delinquent. Once the BPO is obtained, it is reviewed for reasonableness. We discount the BPO by 10 percent to estimate the selling costs of the property. Such estimates of the fair value less estimated selling costs (i.e., to determine net realizable value) are used to determine the applicable charge-off against the allowance for loan losses. Additionally, once the property is vacant and in marketable condition we order an appraisal and at least one BPO. If the property does not sell within 12 months from the date it was moved to repossessed assets, we obtain an appraisal if the unpaid principal balance is $200,000 or greater. A full appraisal will be completed if property is not occupied. If the property is occupied a drive-by BPO is completed. If the unpaid principal balance is less than $200,000, an evaluation will be completed.

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

For those loans not individually evaluated for impairment, management sub-divides the commercial and consumer loans into homogeneous portfolios.

The commercial loan portfolio is segmented into commercial "legacy" loans (loans originated prior to January 1, 2011 and commercial "new" loans (loans originated on or after January 1, 2011) and by product type. Due to changes in our strategy, and changes in underwriting and origination practices and controls related to that strategy, management determined the segmentation better reflects the dynamics in the two portfolios. The loss rates attributed to the "legacy" portfolio are based on historical losses of this segment. Due to the brief period of time that loans in the "new" portfolio have been outstanding, and thus the absence of a sufficient loss history for that portfolio, we use publicly available historical loss data as a proxy for estimating an allowance for loan losses on the "new" portfolio. We separately identify a population of commercial banks with similar size balance sheets (and loan portfolios) to serve as our peer group. We use this peer group's publicly available historical loss data as a proxy for loss rates used to determine the allowance for loan losses on our "new" commercial portfolio.

We segment the population of consumer loans by product type and for the residential mortgage portfolio, further segment by LTV and FICO for purposes of determining an appropriate allowance for loan loss. Management performs a thorough analysis of its largest product type, residential mortgage loans, and its risk segmentation in connection with its model's ability to predict losses inherent in the portfolio. This is consistent with a shift in the mortgage market as to the relevance of various indicators. The portion of the allowance allocated to other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios are qualitatively adjusted for certain past due statistics, loss severity trends, economic and regulatory considerations, etc.

Management uses a qualitative factor matrix to capture potential losses which may not be reflected in the historical loss rate model. The qualitative factors are based on the following: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral dependent loans, changes in concentrations of credit, and other external factor changes. These factors are used to supplement actual loss experience and allow us to better estimate the loss within the loan portfolios based upon market and other indicators. Qualitative factors are analyzed and assigned a factor which is used to adjust the historical loss rate for each product segment. Adjusted historical loss rates are then used in the calculation of the allowance for loan losses.

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

Determination of the probable losses inherent in the loan portfolio, which is not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment. In addition, the OCC, as part of its supervisory function, periodically reviews our allowance for loan losses. The OCC may require us to change our allowance for loan losses or to recognize further losses, based on judgment, which may be different from that of our management. The results of such reviews could have a material effect on the Bank's loan classifications and allowances.

The allowance for loan losses was $207.0 million and $305.0 million at December 31, 2013 and 2012, respectively. The decrease in the allowance for loan losses was driven primarily by the charge-off of reserves related to nonperforming and TDR loans sold during the second and third quarter 2013 and decreased reserves from normal loan run-off.

The allowance for loan losses as a percentage of nonperforming loans increased to 145.9 percent at December 31, 2013 from 76.3 percent at December 31, 2012, which was primarily due to nonperforming and TDR loan sales during the second and third quarter 2013 and normal loan run-off in the commercial nonperforming portfolio.

The allowance for loan losses as a percentage of loans held-for-investment decreased to 5.42 percent as of December 31, 2013 from 5.61 percent as of December 31, 2012, primarily due to continued run-off of the portfolio, including the second and third quarter 2013 nonperforming and TDR loan sales and an overall improvement in the credit quality of the loan portfolio during 2013 (delinquency improvement, reduction in nonperforming loans, lower charge-off levels, improvements in FICO and LTV in the retail portfolio, further reductions in the older vintages in the commercial and retail portfolios).

The allowance for loan losses is considered adequate based upon management's assessment of relevant factors, including the types and amounts of nonperforming loans, historical and current loss experience on such types of loans, and the current economic environment.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.
ALLOWANCE FOR LOAN LOSSES

	December 31, 2013
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Percentage of Total Allowance
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,490,343	65.3%	$161,142	77.7%
Second mortgage	104,840	2.7%	12,141	5.9%
Warehouse lending	423,517	11.1%	1,392	0.7%
HELOC	134,868	3.5%	7,893	3.8%
Other	37,468	1.0%	2,412	1.2%
Total consumer loans	3,191,036	83.6%	184,980	89.3%
Commercial loans
Commercial real estate	408,870	10.7%	18,540	9.0%
Commercial and industrial	207,187	5.4%	3,332	1.6%
Commercial lease financing	10,341	0.3%	148	0.1%
Total commercial loans	626,398	16.4%	22,020	10.7%
Total consumer and commercial loans (1)	$3,817,434	100.0%	$207,000	100.0%

(1)	Excludes loans carried under the fair value option.

The following tables set forth certain information regarding our allowance for loan losses as of December 31, 2013 and the allocation of the allowance for loan losses over the past five years.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2013		2012		2011		2010		2009
	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$161,142	6.5%	$219,230	7.3%	$179,218	4.8%	$122,437	3.2%	$277,321	5.5%
Second mortgage	12,141	11.6%	20,201	17.6%	16,666	12.0%	25,187	14.4%	40,887	18.4%
Warehouse lending	1,392	0.3%	899	0.1%	1,250	0.1%	4,171	0.6%	3,766	0.8%
HELOC	7,893	5.9%	18,348	10.2%	14,845	6.7%	21,369	7.9%	37,054	11.6%
Other	2,412	6.4%	2,040	4.1%	2,434	3.6%	3,450	4.0%	3,998	3.8%
Total consumer loans	184,980	5.8%	260,718	5.5%	214,413	4.0%	176,614	3.5%	363,026	5.9%
Commercial loans
Commercial real estate	18,540	4.5%	41,310	6.5%	96,984	7.8%	95,844	7.7%	157,998	9.9%
Commercial and industrial	3,332	1.6%	2,878	3.2%	5,425	1.6%	1,542	17.4%	2,976	24.1%
Commercial lease financing	148	1.4%	94	1.5%	1,178	1.0%	—	—%	—	—%
Total commercial loans	22,020	3.5%	44,282	6.0%	103,587	6.1%	97,386	7.7%	160,974	10.0%
Total consumer and commercial loans (1)	$207,000	5.4%	$305,000	5.6%	$318,000	4.5%	$274,000	4.3%	$524,000	6.8%

(1)	Excludes loans carried under the fair value option.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Beginning balance	$305,000	$318,000	$274,000	$524,000	$376,000
Provision for loan losses (1)	70,142	276,047	176,931	426,353	504,370
Charge-offs
Consumer loans
Residential first mortgage (1)(2)	(133,326)	(175,803)	(41,559)	(474,195)	(130,179)
Second mortgage	(6,252)	(18,753)	(19,217)	(27,846)	(42,696)
Warehouse lending	(45)	—	(1,122)	(2,154)	(1,123)
HELOC	(5,473)	(17,159)	(16,980)	(21,495)	(35,807)
Other consumer	(3,622)	(4,423)	(4,729)	(5,583)	(7,422)
Total consumer loans	(148,718)	(216,138)	(83,607)	(531,273)	(217,227)
Commercial loans
Commercial real estate	(47,982)	(105,285)	(57,626)	(153,020)	(146,822)
Commercial and industrial	(350)	(4,627)	(644)	(1,181)	(727)
Commercial lease financing	(1,299)	(1,191)	—	—	—
Total commercial loans	(49,631)	(111,103)	(58,270)	(154,201)	(147,549)
Total charge offs	(198,349)	(327,241)	(141,877)	(685,474)	(364,776)
Recoveries
Consumer loans
Residential first mortgage	15,329	18,561	1,656	2,513	2,837
Second mortgage	1,178	1,912	1,642	1,806	889
Warehouse lending	—	—	5	516	12
HELOC	1,020	461	1,510	1,531	822
Other consumer	2,079	1,786	1,603	1,615	1,260
Total consumer loans	19,606	22,720	6,416	7,981	5,820
Commercial loans
Commercial real estate	10,162	15,397	2,408	1,123	2,586
Commercial and industrial	151	77	122	17	—
Commercial lease financing	288	—	—	—	—
Total commercial loans	10,601	15,474	2,530	1,140	2,586
Total recoveries	30,207	38,194	8,946	9,121	8,406
Charge-offs, net of recoveries	(168,142)	(289,047)	(132,931)	(676,353)	(356,370)
Ending balance	$207,000	$305,000	$318,000	$274,000	$524,000
Net charge-off ratio (1)(2)(3)	4.00%	4.43%	2.14%	9.34%	4.20%

(1)
December 31, 2010 includes the provision for loan losses and charge-offs related to the sale of nonperforming loans held-for-sale of $176.5 million and $327.3, respectively. Excluding the sale of nonperforming loans held-for-sale the net charge-off ratio would have been 4.82 percent at December 31, 2010.

(2)
Includes charge-offs of $65.1 million related to the sale of nonperforming loans and TDRs during the year ended December 31, 2013. Excluding the sale of nonperforming and TDR loans, the net charge-off ratio would have been 2.45 percent for the year ended December 31, 2013.

(3)	Excludes loans carried under the fair value option.

Reserve for Unfunded Lending Commitments

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in other liabilities on the Consolidated Statements of Financial Condition. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. At December 31, 2013, we had $67.1 million in HELOC trust commitments and $8.0 million in standby and commercial letters of credit.

The following table shows the activity in the allowance for unfunded commitments during the indicated periods.

ACTIVITY WITHIN THE RESERVE FOR UNFUNDED COMMITMENTS

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Reserve for Unfunded Commitments
Balance, beginning of period	$45	$8,200	$3,750	$4,500	$20,000
Provision charged to operations	6	(953)	4,450	(750)	7,894
Charge-offs	—	(7,202)	—	—	(23,394)
Recoveries	—	—	—	—	—
Balance, end of period	$51	$45	$8,200	$3,750	$4,500

Mortgage servicing rights. At December 31, 2013 MSRs at fair value decreased $426.1 million, compared to December 31, 2012, primarily due to the fourth quarter 2013 sale of MSRs (discussed below). During the years ended December 31, 2013 and 2012, we recorded additions to our MSRs of $401.7 million and $535.9 million, respectively. Also, during the year ended December 31, 2013, we reduced the amount of MSRs by $834.5 million related to bulk servicing sales and $99.3 million related to loans that paid off during the period. The fair value of MSRs increased by $106.0 million resulting from the recognition of expected cash flows and market driven changes, primarily as a result of increases in mortgage loan rates that led to an expected decrease in prepayment speeds. During the year ended December 31, 2012, we reduced the amount of MSRs by $139.7 million as a result of bulk servicing sales, $151.4 million due to loans that paid off during the period, and a decrease of $44.4 million in the fair value of MSRs resulting from the realization of expected cash flows, as well as market driven changes, primarily decreases in mortgage loan rates, that caused us to assume a higher level of prepayment speeds. Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs included in Tier 1 capital. We reduced our MSR concentration during the fourth quarter 2013 (discussed below) which should result in a decrease of the exclusion to our allowable capital levels under Basel III. See Note 14 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein. Our ratio of MSRs to Tier 1 capital is 22.6 percent at December 31, 2013, as compared to 54.9 percent at December 31, 2012. See "Use of Non-GAAP Financial Measures."

On December 18, 2013, we entered into a definitive agreement to sell $40.7 billion unpaid principal balance of our MSR portfolio to Matrix Financial Services Corporation ("Matrix"), a wholly owned subsidiary of Two Harbors Investment Corp. Covered under the agreement are certain mortgage loans serviced for both Fannie Mae and Ginnie Mae, originated primarily after 2010. Simultaneously, we entered into an agreement with Matrix to subservice the residential mortgage loans covered under the agreement to sell. As a result, we will receive subservicing income and return a portion of the ancillary fees to be paid as the subservicer of the loans.

The principal balance of the loans underlying our total MSRs was $25.7 billion at December 31, 2013, compared to $76.8 billion at December 31, 2012, with the decrease primarily attributable to our bulk servicing sales of $76.8 billion in underlying loans, which include the sale to Matrix, and by loan origination activity decreasing for the year ended December 31, 2013.

The recorded amount of the MSR portfolio at December 31, 2013 and 2012 as a percentage of the unpaid principal balance of the loans we are servicing was 1.1 percent and 0.9 percent, respectively. When our Mortgage Banking segment sells mortgage loans in the secondary market, it usually retains the right to continue to service the mortgage loans for a fee. The weighted average service fee on loans serviced for others is currently 28.7 basis points of the loan principal balance outstanding. The amount of MSRs initially recorded is based on the fair value of the MSRs determined on the date when the underlying loan is sold. Our determination of fair value, and thus the amount we record (i.e., the capitalization amount) is based on internal valuations and available market pricing. Estimates of fair value reflect the anticipated prepayment speeds (also known as the constant prepayment rate ("CPR"), product type (i.e., conventional, government, balloon), fixed or adjustable rate of interest, interest rate, term (i.e., 15 or 30 years), servicing costs per loan, discounted yield rate and estimate of ancillary income such as late fees and prepayment fees.

The most important assumptions used in the MSR valuation model are anticipated prepayment speeds. The factors used for these assumptions are selected based on market interest rates and other market assumptions. Their reasonableness is confirmed through surveys conducted with independent third parties.

An internal valuation model is used to estimate the fair value of the MSR asset on an ongoing basis. In addition, third party valuations are obtained quarterly to support the reasonableness of the fair value estimate generated by the internal model.

At December 31, 2013, the fair value of the MSR was based upon the following weighted-average assumptions: (1) a discount rate of 10.2 percent; (2) an anticipated loan prepayment rate of 11.9 percent CPR; and (3) servicing costs per conventional loan of $67, $88 for each government loan and $85 for each adjustable-rate loan, respectively. At December 31, 2012, the fair value of the MSR was based upon the following weighted-average assumptions: (1) a discount rate of 7.0 percent; (2) an anticipated loan prepayment rate of 17.3 percent CPR; and (3) servicing costs per conventional loan of $67, $88 for each government loan and $85 for each adjustable-rate loan, respectively.

The following table sets forth activity in loans serviced for others during the past five years.

LOANS SERVICED FOR OTHERS

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance, beginning of year	$76,821,222	$63,770,676	$56,040,063	$56,521,902	$55,870,207
Loans serviced additions	35,827,484	53,094,326	27,437,433	26,325,610	31,680,715
Loan amortization/prepayments	(9,895,791)	(22,096,691)	(9,488,100)	(11,673,592)	(14,391,961)
Servicing sales (1)	(77,009,519)	(17,947,089)	(10,218,720)	(15,133,857)	(16,637,059)
Balance, end of year	$25,743,396	$76,821,222	$63,770,676	$56,040,063	$56,521,902

(1)	Includes the sale of $40.7 billion to Matrix, which we now subservice.

Repossessed assets. Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held-for-investment portfolio at the lower of cost or market value, less disposal costs. Management decides whether to rehabilitate the property or sell it "as is" and whether to list the property with a broker. The $84.1 million decrease in repossessed assets from December 31, 2012 to December 31, 2013 was primarily due to a $61.3 million reduction in repossessed asset additions and a $28.8 million increase in repossessed asset disposals.

The following schedule provides the activity for repossessed assets during each of the past five years.

	For the years ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Beginning balance	$120,732	$114,715	$151,085	$176,968	$109,297
Additions	63,609	124,879	88,755	204,926	208,674
Disposals	(147,705)	(118,862)	(125,125)	(230,809)	(141,003)
Ending balance	$36,636	$120,732	$114,715	$151,085	$176,968

Federal Home Loan Bank stock. At December 31, 2013, holdings of Federal Home Loan Bank stock decreased to $209.7 million from $301.7 million at December 31, 2012, due to the Federal Home Loan Bank’s request to repurchase excess stock of $92.0 million. Once purchased, Federal Home Loan Bank shares must be held for five years before they can be redeemed. As a member of the Federal Home Loan Bank, we are required to hold shares of Federal Home Loan Bank stock in an amount equal to at least 1.0 percent of aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0 percent of our Federal Home Loan Bank advances, whichever is greater.

Premises and equipment. Premises and equipment, net of accumulated depreciation increased $12.3 million from $219.1 million at December 31, 2012 to $231.4 million at December 31, 2013. The increase was primarily due to technology implementation and building improvements.

Derivatives. We write and purchase interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated activity represented 100 percent of total interest rate swap contracts at December 31, 2013 and 2012. Customer-initiated trading derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts resulting in no net exposure to us, outside of counterparty performance. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. See Note 15 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data herein.

The following table sets forth the net activity in the customer-initiated derivatives at notional value.

CUSTOMER-INITIATED DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Contracts (Notional Amount)
	For the years ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Beginning balance	$202,492	$64,720	$—
Additions	98,220	142,087	64,720
Maturities/amortizations	(8,547)	(4,315)	—
Terminations	(87,270)	—	—
Ending balance	$204,895	$202,492	$64,720

Other assets. Other assets decreased $206.9 million from December 31, 2012 to December 31, 2013, primarily due to a reduction in the receivable related to loan servicing sales, a decrease in agency loan advances and in accrued interest receivable.

Accrued interest receivable, which is included in other assets, decreased $43.8 million from December 31, 2012 to December 31, 2013 from $92.0 million to $48.2 million, respectively. This was primarily due to our interest-earning assets declining by $4.3 billion to $7.9 billion at December 31, 2013, as compared to $12.2 billion at December 31, 2012, primarily due to lower balances of loans available-for-sale and warehouse loans due to the decrease in mortgage originations during the year ended December 31, 2013, and the sales of commercial and troubled debt restructured loans. We typically collect interest in the month following the month in which it is earned.

Liabilities

Deposits. Our deposits consist of four primary categories: retail deposits, government deposits, wholesale deposits and company controlled deposits. Total deposits decreased $2.2 billion, or 26.0 percent at December 31, 2013, compared to December 31, 2012, primarily due to decreases in certificates of deposits and government deposits.

Our retail deposits decreased $1.4 billion, or 22.3 percent at December 31, 2013, compared to December 31, 2012, primarily due to a decrease in certificate of deposits, offset by an increase in core deposits.

We have continued to increase our core deposit accounts and improve our mix of deposits. The overall need for deposit funding declined in the second half of 2013, consistent with the slow-down in mortgage originations. This has allowed us to run-off higher costing deposits, as we continue to have success in bringing in core checking, savings and money market accounts.

We call on local governmental agencies, and other public units, as an additional source for deposit funding. These deposit accounts include $314.8 million of certificates of deposit with maturities typically less than one year and $287.6 million in checking and savings accounts at December 31, 2013.

We generate deposits from our retail banking network and no longer purchase wholesale deposits. Wholesale deposits continued to run-off during the year ended December 31, 2013 and decreased by $90.6 million from December 31, 2012.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not currently bear interest.

We participate in the Certificates of Deposit Account Registry Service ("CDARS") program, through which certain customer certificates of deposit ("CD") are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50.0 million. At December 31, 2013, we had $335.9 million of total CDs enrolled in the CDARS program, with $349.1 million originating from public entities and $7.1 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $57.5 million from public entities and $278.3 million from retail customers at December 31, 2013. We reduced our reliance on CDARS deposits at December 31, 2013, with total CDARS balances declining $812.0 million from December 31, 2012.

The composition of our deposits was as follows at the date indicated.

	December 31,
	2013			2012
	(Dollars in thousands)
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
Retail deposits
Demand accounts	$763,554	0.08%	12.4%	$681,983	0.16%	8.2%
Savings accounts	2,869,279	0.46%	46.7%	2,108,170	0.72%	25.4%
Money market demand accounts	287,104	0.18%	4.7%	401,853	0.41%	4.8%
Certificates of deposit (1)	1,026,129	0.72%	16.7%	3,175,481	0.93%	38.3%
Total retail deposits	4,946,066	0.44%	80.6%	6,367,487	0.74%	76.7%
Government deposits
Demand accounts	104,466	0.26%	1.7%	98,890	0.38%	1.2%
Savings accounts	183,128	0.27%	3.0%	263,841	0.53%	3.2%
Certificate of deposit	314,804	0.38%	5.1%	456,347	0.57%	5.5%
Total government deposits (2)	602,398	0.33%	9.8%	819,078	0.53%	9.9%
Wholesale deposits	8,717	3.43%	0.1%	99,338	4.41%	1.2%
Company controlled deposits (3)	583,145	—%	9.5%	1,008,392	—%	12.2%
Total deposits (4)	$6,140,326	0.39%	100.0%	$8,294,295	0.68%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $0.8 billion and $2.3 billion at December 31, 2013 and 2012, respectively.

(2)	Government deposits include funds from municipalities and schools.

(3)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $1.7 billion and $1.9 billion at December 31, 2013 and 2012, respectively.

The following table indicates the scheduled maturities of our certificates of deposit with a minimum denomination of $100,000 by acquisition channel as of December 31, 2013.

	Retail Deposits	Government Deposits	Total
	(Dollars in thousands)
Twelve months or less	$447,061	$304,805	$751,866
One to two years	36,947	3,449	40,396
Two to three years	23,744	—	23,744
Three to four years	4,014	—	4,014
Four to five years	5,523	—	5,523
Thereafter	2,312	—	2,312
Total	$519,601	$308,254	$827,855

Federal Home Loan Bank advances. Federal Home Loan Bank advances decreased $2.2 billion at December 31, 2013 from December 31, 2012, primarily due to prepayment of $2.9 billion in higher cost advances during the year ended December 31, 2013, which resulted in $177.6 million recorded in loss on extinguishment of debt on the Consolidated Statements of Earnings. We rely upon advances from the Federal Home Loan Bank as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of Federal Home Loan Bank advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources such as repurchase agreements. During the year ended December 31, 2013, we had an increase in funds available from other sources, including proceeds from the sale of mortgage servicing rights, commercial loans, and residential first mortgage nonperforming and TDR loans, which reduced the need for the short-term borrowings from Federal Home Loan Bank.

During the year ended December 31, 2012, we prepaid $0.5 billion in higher cost advances, which resulted in a $15.2 million loss on extinguishment of debt as a result of the prepayment. During the year ended December 31, 2011, we restructured $1.0 billion in Federal Home Loan Bank advances. The effect in the overall Federal Home Loan Bank advance portfolio was an increase in the average remaining term to 4.3 years at December 31, 2011 and a decrease in the weighted average interest rate to 3.1 percent.

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Maximum outstanding at any month end	$2,907,598	$3,770,000	$3,953,000
Average balance	2,914,637	3,698,362	3,620,368
Average remaining borrowing capacity	735,391	1,040,677	728,394
Average interest rate	3.22%	2.88%	3.26%

See Note 17 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for additional information of Federal Home Loan Bank advances.

Long-term debt. As part of our overall capital strategy, we previously raised capital through the issuance of trust-preferred securities by our special purpose financing entities formed for the offerings. The outstanding trust preferred securities mature 30 years from issuance, are callable by us after five years and pay interest quarterly. Under these trust preferred arrangements, we have the right to defer interest payments to the trust preferred security holders for up to five years.

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

As of June 30, 2013, following the Assured Settlement Agreement, we reconsolidated the debt associated with the HELOC securitizations, held in a trust or variable interest entity ("VIE"), at fair value. We were determined to be the primary beneficiary of VIEs associated with HELOC securitizations which are consolidated in the Consolidated Financial Statements, in Item 1. Financial Statements herein. Assets held in a trust can only be used to settle obligations or repay outstanding debt, of this trust. The total fair value of the VIE long-term debt is $105.8 million as of December 31, 2013.

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

We maintain a representation and warranty reserve to account for the probable losses inherent in loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The representation and warranty reserve takes into account both our estimate of probable losses inherent in loans sold during the current accounting period, as well as adjustments to our previous estimates of probable losses inherent in loans sold. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demands for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors. Provisions added to the representation and warranty reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded under noninterest income in the income statement as an increase or decrease to representation and warranty reserve - change in estimate.

During the fourth quarter 2013, we entered into settlement agreements with both Fannie Mae and Freddie Mac to resolve substantially all of the repurchase requests and obligations associated with loans originated between January 1, 2000 and December 31, 2008. The settlement with Fannie Mae, reached on November 6, 2013, was for a total resolution amount of $121.5 million and, after paid claim credits and other adjustments, we paid $93.5 million. We settled with Freddie Mac on

December 30, 2013 for a total resolution amount of $10.8 million and, after paid claim credits and other adjustments, we paid $8.9 million. As a result of these settlements, we released approximately $24.9 million of previously accrued reserves.

During the third quarter of 2013, we made enhancements to the assumptions of the repurchase and makewhole putback mix based on recent behavior of the Agencies. In addition, we made enhancements to the loss severity rate assumptions for post 2008 vintages by taking into account HPI data as published by the FHFA to update LTVs along with leveraging data from the most recent 12 month of repossessed asset sales. The enhancements resulted in a net decrease in the representation and warranty reserve.
REPRESENTATION AND WARRANTY RESERVE

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Beginning balance	$193,000	$120,000	$79,400	$66,000	$42,500
Provision for new loan sales	17,606	24,410	8,993	35,200	26,470
Provision adjustment for previous estimates	36,116	256,289	150,055	61,523	75,627
Charge-offs, net of recoveries	(192,722)	(207,699)	(118,448)	(83,323)	(78,597)
Ending balance	$54,000	$193,000	$120,000	$79,400	$66,000

The following table sets forth the underlying principal amount of nonperforming loans (excluding government insured loans) we have repurchased or indemnified during the past five years, organized by the year of sale or securitization.

REPURCHASED ASSETS

Year	Total Loan Sales and Securitizations	Total Nonperforming Repurchased Loans (excluding Government Insured Loans)	% of Sales
	(Dollars in thousands)
2009	$32,326,643	$14,038	0.04%
2010	26,506,672	6,519	0.02%
2011	27,437,433	677	—%
2012	53,094,326	419	—%
2013	39,074,649	—	—%
Totals	$178,439,723	$21,653	0.01%

A significant factor in the estimate of probable losses is the activity of the Agencies, including the number of loan files they review or intend to review, the number of subsequent repurchase demands made by the Agencies and the percentage of those repurchase demands that actually result in a repurchase by the Bank. The majority of our loan sales have been to Agencies, which are a significant source of our current repurchase demands. These demands were primarily concentrated in the pre-2009 origination years. The recent settlement agreements with the Fannie Mae and Fredie Mac related to loans sold prior to 2009 lowers our loss estimates going forward.

The following table summarizes the amount of annual Fannie Mae and Freddie Mac audit file review requests by number of accounts. Such requests precede the repurchase demands that Fannie Mae and Freddie Mac may make thereafter.

	For the Year Ended December 31,
	2013	2012	2011
Fannie Mae	9,510	8,578	10,090
Freddie Mac	3,876	5,963	2,757
Total	13,386	14,541	12,847

During the year ended December 31, 2013, we had $444.9 million in Fannie Mae new repurchase demands and $200.1 million in Freddie Mac new repurchase demands. The following table summarizes the amount of yearly new repurchase demands we have received by loan origination year.

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
2008 and prior (1)	$570,597	$865,670	$700,530
2009-2013	74,471	182,749	89,771
Total	$645,068	$1,048,419	$790,301
Number of accounts	3,478	5,255	3,876

(1)	Includes a significant portion of the repurchase requests and obligations associated with loans with the settlement agreements with Fannie Mae and Freddie Mac.

The following table summarizes the aggregate amount of pending repurchase demands at the end of each year noted.

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Period end balance	$97,170	$224,182	$343,295
Percent non-agency (approximately)	2.6%	0.3%	1.9%

The following table summarizes the trends over the last two years with respect to key model attributes and assumptions for estimating the representation and warranty reserve.

	December 31, 2013	December 31, 2012
	(Dollars in Thousands)
UPB of loans sold (1) (2)	$244,100,000	$215,000,000
Loan file review as percentage of unpaid principal balance	8.2%	12.5%
Repurchase demand rate (3)	14.5%	14.4%
Actual repurchase rate (4)	35.5%	38.6%
Loss severity rate (5)	12.3%	35.0%

(1)	Includes servicing sold with recourse.

(2)	Includes a significant portion of the repurchase requests and obligations associated with loans with the settlement agreements with Fannie Mae and Freddie Mac.

(3)	The percent of loan file reviews that is expected to result in a repurchase demand.

(4)	Weighted average of the appeals loss rate.

(5)	Average loss severity rate expected to be experienced on actual repurchases made (post appeal loss).

See Note 19 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Other liabilities. Other liabilities primarily consist of a reserve for possible contingent liabilities, undisbursed payments, escrow accounts, forward agency and derivative liability and the Ginnie Mae liability resulting from the recognition of our unilateral right to repurchase certain mortgage loans currently included in Ginnie Mae securities. Other liabilities decreased at December 31, 2013 from December 31, 2012, primarily due to an $278.4 million decrease in undisbursed payments on loans serviced for others liability from $365.2 million at December 31, 2012 to $86.8 million at December 31, 2013. These amounts represent payments received from borrowers for interest, principal and related loan charges which have not been remitted to investors. Escrow accounts totaled $39.9 million and $39.8 million at December 31, 2013 and December 31, 2012, respectively. Escrow accounts are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowners insurance and other insured product liabilities. The Ginnie Mae liability totaled $20.8 million and $72.4 million at December 31, 2013 and 2012, respectively. These amounts are for certain loans sold to Ginnie Mae, as to which we have not yet repurchased, but have the unilateral right to do so. With respect to such loans sold to Ginnie Mae, a corresponding asset was included in loans held-for-sale. For further information on our loans held-for-sale, see Note 6 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Other liabilities also included an accrual for possible contingent liabilities. As of December 31, 2013, our total accrual for contingent liabilities was $95.2 million, which decreased from December 31, 2012, primarily due to the litigation settlements with MBIA and Assured. At December 31, 2013, the accrual for possible contingent liabilities includes the $93.0 million fair value liability associated with the DOJ Settlement, which increased as compared to $19.1 million at December 31, 2012. See Note 28 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Contractual Obligations and Commitments

We have various financial obligations, including contractual obligations and commitments, which require future cash payments. Refer to Notes 3, 16, 17 and 18 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein. The following table presents the aggregate annual maturities of contractual obligations (based on final maturity dates) at December 31, 2013.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(Dollars in thousands)
Deposits without stated maturities	$4,208,111	$—	$—	$—	$4,208,111
Certificates of deposits	1,150,954	162,715	28,575	6,825	1,349,069
Federal Home Loan Bank advances	988,000	—	—	—	988,000
Trust preferred securities	—	—	—	247,435	247,435
Consolidated VIEs	—	—	55,172	50,641	105,813
Operating leases	7,082	9,696	3,736	930	21,444
Other debt	—	—	—	93,000	93,000
Total	$6,354,147	$172,411	$87,483	$398,831	$7,012,872

Capital Resources and Liquidity

Our principal uses of funds include loan originations and operating expenses. At December 31, 2013, we had outstanding rate-lock commitments to lend $2.3 billion in mortgage loans, compared to $6.6 billion at December 31, 2012. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $2.0 billion at December 31, 2013 and $1.6 billion at December 31, 2012.

Capital. We had net income available to common shareholders of $261.2 million during the year ended December 31, 2013. We did not pay any cash dividends on our common stock during the years ended December 31, 2013 and 2012. On February 19, 2008, our board of directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OCC of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by our board of directors of the proposed capital distribution. The 30-day period allows the OCC to determine whether or not the distribution would not be advisable. Because we are under the Consent Order, we currently must seek approval from the OCC prior to making a capital distribution from the Bank. In addition, under the Supervisory Agreement, the Company agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions.

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

At December 31, 2013, the Bank was considered "well-capitalized" for regulatory purposes. The following table shows the regulatory capital ratios as of the dates indicated. These ratios are applicable to the Bank only.

	December 31, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
Tier 1 leverage (to adjusted tangible assets)	$1,257,608	13.97%	$1,295,841	9.26%
Total adjusted tangible asset base (1)	$9,004,904		$13,999,636
Tier 1 capital (to risk weighted assets)	$1,257,608	26.82%	$1,295,841	15.90%
Total risk-based capital (to risk weighted assets)	1,317,964	28.11%	1,400,126	17.18%
Risk weighted asset base (1)	$4,688,545		$8,148,771

(1)	Based on adjusted total assets for purposes of core capital and risk-weighted assets for purposes of total risk-based capital.

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

In addition to operating expenses at a particular level of mortgage originations, our cash flows are fairly predictable and relate primarily to the funding cash outflows of residential first mortgages and the securitization and sales cash inflows of those residential first mortgages. Our mortgage warehouse funding line of business also generates cash flows as funds are extended to correspondent relationships to close new loans. Those loans are repaid when the correspondent sells the loan. Other material cash flows relate to growing our commercial lines of business and the loans we service for others and consist primarily of principal, interest, taxes and insurance. Those monies come in over the course of the month and are paid out based on predetermined schedules. Those flows are largely a function of the size of the servicing book and the volume of refinancing activity of the loans serviced. In general, monies received in one month are paid during the following month with the exception of taxes and insurance monies that are held until such are due.

As governed and defined by our internal liquidity policy, we maintain adequate excess liquidity levels appropriate to cover both unanticipated operational and regulatory requirements. In addition to this standby liquidity, we also maintain targeted minimum levels of unused borrowing capacity as an additional cushion against unexpected liquidity needs. Each business day, we forecast 90 days of daily cash needs. This allows us to determine our projected near term daily cash fluctuations and also to plan and adjust, if necessary, future activities. As a result, we would be able to make adjustments to operations as required to meet the liquidity needs of our business, including adjusting deposit rates to increase deposits, planning for additional Federal Home Loan Bank borrowings, accelerating sales of loans held-for-sale (Agencies and or private), selling loans held-for-investment or securities, borrowing through the use of repurchase agreements, reducing originations, making changes to warehouse funding facilities, or borrowing from the discount window.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations.

Deposits. The following table sets forth information relating to our total deposit flows for each of the years indicated.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Beginning deposits	$8,294,295	$7,689,988	$7,998,099	$8,778,469	$7,841,005
Interest credited	42,392	70,143	95,546	154,692	241,507
Net deposit increase (decrease)	(2,196,361)	534,164	(403,657)	(935,062)	695,957
Total deposits, end of the year	$6,140,326	$8,294,295	$7,689,988	$7,998,099	$8,778,469

We continue to focus our efforts towards the growth of our core deposits, which includes checking, savings and money market deposit accounts. We believe core deposits represent a more stable funding source and their increase has allowed us to replace maturing brokered CDs and other potentially less stable funding sources.

Borrowings. The Federal Home Loan Bank provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the Federal Home Loan Bank using approved loan types as collateral. At December 31, 2013, we had an authorized line of credit of $7.0 billion that could be utilized to the extent we provide sufficient collateral. At December 31, 2013, we had available collateral sufficient to access $2.8 billion of the line and as to which we had $1.0 billion of advances outstanding.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At December 31, 2013, we had pledged commercial and industrial loans amounting to $38.7 million with a lendable value of $25.5 million. At December 31, 2012, we had pledged commercial and industrial loans amounting to $122.1 million with a lendable value of $77.9 million. The decrease in the available loan collateral was due to the commercial loan sales during the year ended December 31, 2013. At December 31, 2013 and 2012, we had no borrowings outstanding against this line of credit.

Loan Sales.  Our Mortgage Banking segment sells a significant portion of the mortgage loans it originates. Sales of loans totaled $39.1 billion, or 104.3 percent of originations during the year ended December 31, 2013, compared to $53.1 billion, or 100.9 percent of originations during the year ended December 31, 2012. The decrease in the dollar volume of sales during the year ended December 31, 2013 was primarily due to the decrease in origination volumes, as compared to the year ended December 31, 2012. As of December 31, 2013, we had outstanding commitments to sell $1.8 billion of mortgage loans. Generally, these commitments are funded within 120 days.

Loan Principal Payments.  We also invest in loans that we hold for our own portfolio, the principal payments on which provide another source of funds for us. Such payments totaled $1.6 billion and $1.1 billion during the years ended December 31, 2013 and 2012, respectively.

The following tables set forth, at December 31, 2013, the expected repayment of our loans held-for-investment, both as fixed rate and adjustable rate loans.

LOAN PRINCIPAL REPAYMENT SCHEDULE
FIXED RATE LOANS

	December 31, 2013
	Within 1 Year	1 Year to 2 Years	2 Years to 3 Years	3 Years to 5 Years	5 Years to 10 Years	10 Years to 15 Years	Over 15 Years	Totals (1)
	(Dollars in thousands)
Residential first mortgage	$16,209	$15,909	$15,616	$30,655	$73,810	$66,998	$658,963	$878,160
Second mortgage	6,446	$6,191	$5,946	$11,422	$26,295	$106,593	$—	162,893
Other consumer	2,214	2,074	1,942	3,638	7,941	17,106	—	34,915
Commercial real estate	15,219	13,878	12,654	23,076	47,516	60,255	—	172,598
Commercial and industrial	1,499	1,324	1,169	2,063	6,727	—	—	12,782
Commercial lease financing	1,278	1,124	989	1,739	5,483	—	—	10,613
Total loans	$42,865	$40,500	$38,316	$72,593	$167,772	$250,952	$658,963	$1,271,961

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

LOAN PRINCIPAL REPAYMENT SCHEDULE
ADJUSTABLE RATE LOANS

	December 31, 2013
	Within 1 Year	1 Year to 2 Years	2 Years to 3 Years	3 Years to 5 Years	5 Years to 10 Years	10 Years to 15 Years	Over 15 Years	Totals (1)
	(Dollars in thousands)
Residential first mortgage	$29,646	$29,099	$28,562	$56,069	$134,999	$122,540	$1,205,249	$1,606,164
Second mortgage	269	258	248	476	1,095	878	3,563	6,787
Warehouse lending	423,517	—	—	—	—	—	—	423,517
HELOC	19,110	17,848	16,669	31,135	67,555	136,986	—	289,303
Other consumer	19	7	—	—	—	—	—	26
Commercial real estate	33,108	28,484	24,506	42,168	108,806	—	—	237,072
Commercial and industrial	46,910	35,654	27,099	85,837	—	—	—	195,500
Total loans	$552,579	$111,350	$97,084	$215,685	$312,455	$260,404	$1,208,812	$2,758,369

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

Escrow Funds. As a servicer of mortgage loans, we hold funds in escrow for investors, various insurance entities, or for the government taxing authorities. At December 31, 2013, there were $39.9 million held in these escrows, compared to $39.8 million at December 31, 2012.

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

Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates or assumptions, and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Management currently views its variable interest entities, fair value measurements, which include the valuation of MSRs, the valuation of financial instruments and derivatives, valuation of deferred tax assets, the valuation of the DOJ litigation settlement, the determination of the allowance for loan losses, pending and threatened litigation accruals and the determination of the representation and warranty reserve to be critical accounting policies.

Variable Interest Entities

Following the Assured Settlement and the corresponding reconsolidation of trusts assets and liabilities, we elected the fair value option for the assets and liabilities of consolidated VIEs related to the HELOC securitizations. This option is generally elected for newly consolidated VIEs for which predominantly all of our interests, prior to consolidation, are carried at fair value with changes in fair value recorded to earnings. Accordingly, such an election allows us to continue fair value accounting through earnings for those interests and eliminate income statement mismatch otherwise caused by differences in the measurement basis of the consolidated VIEs assets and liabilities.

Consolidated VIEs at December 31, 2013 consisted of the HELOC securitization trusts formed in 2005 and 2006. We have determined the trusts are VIEs and have concluded that we are the primary beneficiary of these trusts because we have the power to direct the activities of the entity that most significantly affect the entity's economic performance and have either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The change in the consolidated VIE was a result of the Assured Settlement Agreement. A VIE is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. On a quarterly basis, we will reassesses whether we have a controlling financial interest in and are the primary beneficiary of a VIE. The quarterly reassessment process considers whether we have acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based on quoted market prices in an active market, or if market prices are not available, is estimated using models employing techniques such as matrix pricing or discounting expected cash flows. The significant assumptions used in the models, which include assumptions for interest rates, discount rates, prepayments and credit losses, are independently verified against observable market data where possible. Where observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on management’s judgment regarding the value that market participants would assign to the asset or liability. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, which could significantly affect the results of current or future values.

Valuation of Investment Securities. Our securities are classified as trading and available-for-sale. Trading securities are comprised of U.S. Treasury bonds and are considered part of our liquidity portfolio and hedging strategy and are traded in an active and open market with readily determinable prices.

Investment securities available-for-sale include U.S. government sponsored agencies and non-agency collateralized mortgage obligations and municipal obligations. U.S. government sponsored agencies are traded in an active and open market with readily determinable prices. The fair value of municipal obligations are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. The non-agency CMOs were valued based on pricing provided by external pricing services. Previously, the markets were illiquid and fair values were based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. During the year ended December 31, 2012, we sold the remaining securities in non-agency collateralized mortgage obligation securities that were related to the investments arising out of strategies to fully utilize available balance sheet leverage capacity. We determined the fair value of the mortgage securitization trust using a discounted estimated net future cash flow model. Following the MBIA Settlement Agreement, the FSTAR 2006-1, which was recorded as available-for-sale investment securities, was dissolved and we then transferred the loans associated with the securitization to our loans held-for-investment portfolio at fair value and dissolved the FSTAR 2006-1 mortgage securitization trust.

Valuation of Mortgage Servicing Rights.  When our Mortgage Banking segment sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee. At the time the loan is sold on a servicing retained basis, we record the MSR as an asset at its fair value. Determining the fair value of MSRs involves a calculation of the present value of a set of market driven and MSR specific cash flows. MSRs do not trade in an active market with readily observable market prices. However, the market price of MSRs is generally a function of demand and interest rates. When mortgage interest rates decline, mortgage loan prepayments usually increase to the extent customers refinance their loans. If this happens, the income stream from a MSR portfolio will decline and the fair value of the portfolio will decline. Similarly, when mortgage interest rates increase, mortgage loan prepayments tend to decrease and therefore the value of the MSR tends to increase. Accordingly, we must make assumptions about future interest rates and other market conditions in order to estimate the current fair value of our MSR portfolio. In certain circumstances, based on the probability of the completion of a sale of MSRs pursuant to a bona-fide purchase offer, we consider the bid price of that offer and identifiable transaction costs in comparison to the calculated fair value and may adjust the estimate of fair value to reflect the terms of the pending transaction. See Notes 3, 4 and 14 of the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for additional information on MSRs. On an ongoing basis, we compare our fair value estimates based on both unobservable inputs and market inputs, where available, to report the various assumptions. On a quarterly basis, the value of our MSR portfolio is reviewed by an outside valuation expert.

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

Valuation of Deferred Tax Assets. In 2009, we established a full valuation allowance against our deferred taxes as, at that time, we determined the deferred taxes were not more-likely-than-not to be realized. We continue to review the carrying amount of our deferred tax assets at each reporting period to assess the realizability of the deferred taxes based upon all of the available positive and negative evidence available at that time.

On January 30, 2009, we incurred a change in control within the meaning of Section 382 of the Internal Revenue Code. As a result, an annual limitation is placed on the use of our net operating loss carry forwards that existed at the time of the change in control and resulted in an annual limitation of approximately $17.4 million on the amount of our net operating loss carry forward that may be used. At December 31, 2013, $174.1 million of our total net operating loss carry forwards of $882.9 million is subject to this limitation.

At December 31, 2013, our deferred tax assets were primarily attributable to U.S. net operating loss carryforwards. During the year ended December 31, 2013, we recorded a valuation allowance release of $355.8 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

We regularly evaluate the need for deferred tax asset valuation allowances based on a more likely than not standard as defined by generally accepted accounting principles. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	future reversals of existing taxable temporary differences;

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	taxable income in prior carryback years; and

•	tax planning strategies.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors, including but not limited to:

•	nature, frequency, and severity of recent losses;

•	duration of statutory carryforward periods;

•	historical experience with tax attributes expiring unused; and

•	near- and medium-term financial outlook.

As indicated by applicable accounting standards, it is inherently difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses.

The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred taxes represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations.

Upon considering all of the available positive and negative evidence, and the extent to which that evidence was objectively verifiable, we determined that the positive evidence outweighed the negative evidence and the deferred tax assets are more-likely-than-not realizable, as of and for the year ended December 31, 2013. As a result, the valuation allowance has been reversed in the amount of $355.8 million, or $6.29 per diluted share, during the year ended December 31, 2013. A partial valuation allowance will remain against state deferred tax assets due to loss carryover limitations.

Valuation of DOJ Litigation Settlement. We elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement. The executed settlement agreement with the DOJ establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability.

We value our contractual obligation to pay utilizing a discounted cash flow model that incorporates our current estimate of the most likely timing and amount of the cash flows necessary to satisfy the obligation. These cash flow estimates are reflective of our detailed financial and operating projections for the next three years, as well as more general earnings and capital assumptions for subsequent periods. At December 31, 2013, we discounted the expected cash flows using a 9.9 percent discount rate that is inclusive of the risk free rate based on the expected duration of the liability and an adjustment for nonperformance risk that represents our own credit risk. The recorded liability, at fair value, represents the present value of these estimated cash flows and is included in "other liabilities" on the Consolidated Financial Statements. We will estimate the fair value of this liability at each measurement date and record any changes in that estimate, as well as the effect of the accretion of the face amount of the liability, during the period in which these changes occur. See Note 4 of the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for additional information on the valuation of the litigation settlement.

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

At December 31, 2013 and 2012, Level 3 assets recorded at fair value on a recurring basis totaled $514.7 million and $895.2 million, or 5.5 percent and 6.4 percent of total assets, respectively, and consisted primarily of loans held-for-investment, MSRs and mortgage rate lock commitments. At December 31, 2013 and 2012, there were $198.8 million and $19.1 million Level 3 liabilities recorded at fair value on a recurring basis, respectively, which primarily consisted of long-term debt and DOJ litigation discussed above.

At December 31, 2013 and 2012, Level 3 assets recorded at fair value on a non-recurring basis were $106.4 million and $341.6 million, respectively, and no Level 3 liabilities were recorded at fair value on a non-recurring basis. The Level 3 assets recorded at fair value on a non-recurring basis were 1.1 percent and 2.4 percent of total assets at December 31, 2013 and December 31, 2012, respectively, and consisted of residential first mortgage and commercial real estate impaired loans held-for-investment and repossessed assets.

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

Accounting standards require an allowance to be established when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs.

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

Impaired residential loans include loan modifications considered to be TDRs and certain nonperforming loans that have been charged down to collateral value. Fair value of nonperforming residential mortgage loans, including redefaulted TDRs and certain other severely past due loans, is based on the underlying collateral's value obtained through appraisals or broker's price opinions, updated at least semi-annually, less management's estimates of cost to sell. The allowance allocated to TDRs performing under the terms of their modification is typically based on the present value of the expected future cash flows discounted at the loan's effective interest rate, either on a loan level or pooled basis, as these loans are not considered to be collateral dependent.

For those loans not individually evaluated for impairment, management has sub-divided the commercial and consumer loans into homogeneous portfolios.

We utilized segmentation and qualitative factors in the historical factors used to calculate the allowance related to the consumer portfolio. Management utilizes a LTV segmentation, rather than product and delinquency segmentation, which is more appropriate for consumer residential loan characteristic in determining the related allowance for loan losses.

Management uses a qualitative factor matrix related to each loan class in the consumer portfolio, which includes the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, changes in concentrations of credit, and other external factor changes. These factors are used to reflect changes in the collectability of the portfolio not captured by the historical loss rates. As such, the qualitative factors supplement actual loss experience and allow us to better estimate the loss within the loan portfolios based upon market and other indicators. Qualitative factors are analyzed to determine a quantitative impact of each factor which adjusts the historical loss rate. Adjusted historical loss rates are then used in the calculation of the allowance for loan losses. The historical look back period for loss rates lag a quarter.

The commercial loan portfolio is segmented into commercial "legacy" loans (loans originated prior to January 1, 2011) and commercial "new" loans (loans originated on or after January 1, 2011) and retain the segmentation by product type. Due to the changes in our strategy and to changes in underwriting and origination practices and controls related to that strategy, management determined the segmentation better reflected the dynamics in the two portfolios. The loss rates attributed to the "legacy" portfolio are based on historical losses of this segment. Due to the brief period of time that loans in the "new" portfolio were outstanding, and thus the absence of a sufficient loss history for that portfolio, we had used loss data from a third party data aggregation firm (adjusting for our qualitative factors) as a proxy for estimating an allowance for loan losses on the "new" portfolio. We separately identify a population of commercial banks with similar size balance sheets (and loan portfolios) to serve as our peer group. We use this peer group's publicly available historical loss data (adjusted for our qualitative factors) as a new proxy for loss rates used to determine the allowance for loan losses on our "new" commercial portfolio.

Potential losses that may not be reflected in our model assumptions are captured through the qualitative factors. Management reviews these models on an ongoing basis and updates them as appropriate to reflect then-current industry conditions, heightened access to enhanced loss data uses and refinements based upon continuous back testing of the allowance for loan losses model.

Due to the emphasis on loss mitigation activities relating to TDRs, management practice is to capture the necessary data to perform the impairment analysis on a portfolio level. As such, for a significant percentage of "new" TDRs, management performs impairment calculation on a portfolio basis. Management expects to continue to refine this process for operational efficiency purposes that will allow for periodic review and updates of impairment data of all TDRs grouped by similar risk characteristics.

Representation and Warranty Reserve

We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a representation and warranty reserve to account for the expected credit losses related to loans we may be required to repurchase (or the indemnity payments we may have to make to purchasers). The representation and warranty reserve takes into account both our estimate of probable losses inherent in loans sold during the current accounting period, as well as adjustments to our previous estimates of probable losses inherent in loans sold. In each case, these estimates are based on our most recent data regarding loan repurchases and indemnity payments and actual credit losses on repurchased loans, recovery history, among other factors. Increases to the representation and warranty reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our representation and warranty reserve — change in estimate.

Reserve levels are a function of probable losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. To the extent actual outcomes differ from management estimates, additional provisions could be required that could adversely affect operations or financial position in future periods.

During most of 2012 and the first three quarters of 2013, we saw an increase in demand request activity from mortgage investors. As a result of the increased demand request activity and communications with mortgage investors, we reviewed as part of the quarterly review of accounting estimates the representation and warranty reserve methodology to more effectively incorporate the most recent observable data and trends. This is consistent with the improved risk segmentation and qualitative analysis and modeling performed for other similar reserve estimates, and consistent with expectations of the Bank's primary regulator and the continuing evaluation of the performance dynamics within the mortgage industry. We enhanced our first quarter 2012 methodology and the related model refines previous estimates by segmenting the sold portfolio by vintage years and investor to assign assumptions specific to each segment. Key assumptions in the model include investor audits, demand requests, appeal loss rates, loss severity, and recoveries.

We routinely obtain information from the Agencies regarding the historical trends of demand requests, and occasionally obtain information on anticipated future loan reviews and potential repurchase demand projections. We believe this information provides helpful but limited insight in anticipating the Agencies' behavior, thus helping to better estimate future repurchase requests and validate representation and warranty assumptions. Estimating the balance of the representation and warranty reserve involves using assumptions regarding future repurchase request volumes, probable loss severity on these requests and claims appeal success rates. Notwithstanding the information obtained from the Agencies, the assumptions used to estimate the representation and warranty reserve contain a level of uncertainty and risk that could have a material impact on the representation and warranty reserve balance if they differ from actual results. To assess the sensitivity of the representation and warranty reserve model to adverse changes, management periodically runs a sensitivity analysis using its reserve model by assuming hypothetical increases in the level of repurchase volume.

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

Accrual for Pending and Threatened Litigation

We and certain subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. On at least a quarterly basis, we assess the liabilities and loss contingencies in connection with pending or threatened legal proceedings utilizing the latest information available. We establish reserves for legal claims and regulatory matters when we believe it is probable that a loss may be incurred and that the amount of such loss can be reasonably estimated. Once established, litigation accruals are adjusted from time to time, as appropriate, in light of additional information. Resolution of legal claims are inherently dependent on the specific facts and circumstances of each specific case, and therefore the actual costs of resolving these claims may be substantially higher or lower than the amounts accrued. Refer to Note 28 of the Notes to Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein for a further discussion of legal proceedings, contingencies and commitment.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as pre-tax pre-credit-cost income, the efficiency ratio and the ratio of total nonperforming assets to Tier 1 capital (to adjusted total assets) and general reserves. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of our unique business model. Such measures also help investors to facilitate performance comparisons and benchmarks with other bank and thrift peers in our industry.

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

Efficiency ratio and efficiency ratio (credit-adjusted). The efficiency ratio, which generally measures the productivity of a bank, is calculated as noninterest expense divided by total operating income. Total operating income includes net interest income and total noninterest income. Management utilizes the efficiency ratio to monitor its own productivity and believes the ratio provides investors with a meaningful tool to monitor period to period productivity trends.

Under the efficiency ratio (credit adjusted), noninterest expense (GAAP) is presented excluding asset resolution expense to arrive at adjusted noninterest expense (non-GAAP), which is the numerator for the efficiency ratio. Noninterest income (GAAP) is presented excluding representation and warranty reserve - change in estimate to arrive at adjusted noninterest income (non-GAAP), which is included in the denominator for the efficiency ratio. As the provision for loan losses is already excluded by the ratio's own definition, we believe that the exclusion of asset resolution expense and representation and warranty reserve - change in estimate provides investors with a more complete picture of our productivity and ability to generate operating income. The efficiency ratio (credit adjusted) provides investors with a meaningful base for period to period comparisons, which management believes will assist investors in analyzing our operating results and predicting future performance. These non-GAAP financial measures are also utilized internally by management to assess the performance of our own business.

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

Nonperforming assets / Tier 1 + Allowance for Loan Losses. The ratio of nonperforming assets to Tier 1 and allowance for loan losses divides the total level of nonperforming assets held for investment by Tier 1 capital (to adjusted total assets), as defined by bank regulations, plus allowance for loan losses. We believe these measurements are meaningful measures of capital adequacy used by investors, regulators, management and others to evaluate the adequacy of capital in comparison to other companies within the industry.

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

The following table displays the calculation for the past five years of these non-GAAP measures.

	Non-GAAP Reconciliation
	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Pre-tax, pre-credit-cost income
(Loss) income before tax provision	$(149,263)	$52,731	$(180,722)	$(372,709)	$(411,670)
Add back
Provision for loan losses	70,142	276,047	176,931	426,353	504,370
Asset resolution	52,033	91,349	128,313	161,326	104,118
Other than temporary impairment on available-for-sale investments	8,789	2,192	24,039	4,991	20,747
Representation and warranty reserve - change in estimate	36,116	256,289	150,055	61,523	75,627
Write down of transferor interest	174	2,552	5,673	7,847	82,867
Reserve increase for reinsurance	—	—	—	432	24,846
Total credit-related-costs	167,254	628,429	485,011	662,472	812,575
Pre-tax, pre-credit-cost income	$17,991	$681,160	$304,289	$289,763	$400,905

Efficiency ratio (credit-adjusted)
Net interest income (a)	$186,651	$297,231	$245,373	$210,663	$219,067
Noninterest income (b)	652,343	1,021,242	385,516	453,680	523,286
Representation and warranty reserve-change in estimate (c)	36,116	256,289	150,055	61,523	75,627
Adjusted income	$875,110	$1,574,762	$780,944	$725,866	$817,980
Noninterest expense (d)	918,115	989,695	634,680	610,699	679,653
Asset resolution expense (e)	(52,033)	(91,349)	(128,313)	(161,322)	(104,118)
Adjusted noninterest expense	$866,082	$898,346	$506,367	$449,377	$575,535
Efficiency ratio (d/(a+b)) (1)	109.4%	75.1%	100.6%	91.9%	91.6%
Efficiency ratio (credit-adjusted) ((d-e)/(a+b+c)) (1)	99.0%	57.0%	64.8%	61.9%	70.4%

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonperforming assets / Tier 1 capital + allowance for loan losses
Nonperforming assets	$182,321	$520,557	$603,082	$497,973	$1,294,301
Tier 1 capital (to adjusted total assets) (2)	1,257,608	1,295,841	1,215,220	1,306,104	866,384
Allowance for loan losses	207,000	305,000	318,000	274,000	524,000
Tier 1 capital + allowance for loan losses	$1,464,608	$1,600,841	$1,533,220	$1,580,104	$1,390,384
Nonperforming assets / Tier 1 capital + allowance for loan losses	12.4%	32.5%	39.3%	31.5%	93.1%
Mortgage servicing rights to Tier 1 capital ratio
Mortgage servicing rights	$284,678	$710,791	$510,475	$580,299	$652,374
Tier 1 capital (to adjusted total assets) (2)	1,257,608	1,295,841	1,215,220	1,306,104	866,384
Mortgage servicing rights to Tier 1 capital ratio	22.6%	54.9%	42.0%	44.4%	75.3%

(1)
Ratios include $177.6 million and $61.0 million related to the prepayment of FHLB advances and the additional accrual for the DOJ litigation, respectively, during the year ended December 31, 2013, excluding these expenses the efficiency ratio would have been 81.0 percent for the year ended December 31, 2013.

(2)	Represents Tier 1 capital for the Bank.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of reduced earnings and or declines in the net market value of the balance sheet due to changes in interest rates, currency exchange rates, or equity prices. We do not have any material foreign currency exchange risk or equity price risk. The primary market risk is interest rate risk and results from timing differences in the repricing of our assets and liabilities, changes in the relationships between rate indices, and the potential exercise of explicit or embedded options.

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

Financial instruments used to manage interest rate risk include financial derivative products such as interest rate swaps and forward sales commitments. Further discussion of the use of and the accounting for derivative instruments is included in Notes 4 and 15 of the Notes to Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein. All of our derivatives are accounted for at fair market value. All mortgage loan production originated for sale is accounted for on a fair value basis.

To effectively measure and manage interest rate risk, sensitivity analysis is used to determine the impact on earnings and the net market value of the balance sheet across various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and net interest income sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by executive management and the board of directors on an ongoing basis. Business is traditionally managed to reduce overall exposure to changes in interest rates. However, management has the latitude to increase interest rate sensitivity position within certain limits if, in management's judgment, the increase will enhance profitability.

Net interest income simulation analysis provides estimated net interest income of the current balance sheet across alternative interest rate scenarios. The net interest income analysis measures the sensitivity of interest sensitive earnings over a twelve month time horizon. The analysis holds the current balance sheet values constant and does not take into account management intervention. The net interest income simulation demonstrates the level of interest rate risk inherent in the existing balance sheet.

The following table is a summary of the changes in our net interest income that are projected to result from hypothetical changes in market interest rates. The interest rate scenarios presented in the table include interest rates as of December 31, 2013 and adjusted by instantaneous parallel rate changes plus or minus 200 basis points. The amounts were not significant to the net interest income simulation analysis at December 31, 2012.

December 31, 2013
Scenario	Net interest Income	$ Change	% Change
(Dollars in thousands)
200	$286,048	$35,058	14.0%
Constant	$250,990	$—	—%
(200)	$211,613	$(39,377)	(16.0)%

In the net interest income simulation, our balance sheet exhibits slight asset sensitivity. When interest rates rise our interest income increases, conversely when interest rates fall our interest income decreased. The net interest income simulation measures the interest rate risk of the balance sheet over a short period over time, typically twelve months. An additional analysis is completed that measures the interest rate risk over an extended period of time. The Economic Value of Equity ("EVE") analysis provides a fair value of the balance sheet in alternative interest rate scenarios. The EVE analysis does not take into account management intervention and assumes the new rate environment is constant and the change is instantaneous.

The following table is a summary of the changes in our EVE that are projected to result from hypothetical changes in market interest rates. EVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off‑balance sheet instruments. The interest rate scenarios presented in the table include interest rates at December 31, 2013 and 2012 and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at December 31, 2013 and 2012, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact EVE. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this "natural business hedge" historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the EVE framework. Further, there can be no assurance that this natural business hedge would positively affect the economic value of equity in the same manner and to the same extent as in the past.

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

If EVE increases in any interest rate scenario, that would indicate an increasing direction for the margin in that hypothetical rate scenario. A perfectly matched balance sheet would possess no change in the EVE, no matter what the rate scenario. The following table presents the EVE in the stated interest rate scenarios.

December 31, 2013					December 31, 2012
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change
(Dollars in millions)
300	$1,131	13.4%	$(261)	(18.8)%	300	$1,006	7.5%	$(223)	(18.1)%
200	$1,233	14.3%	$(159)	(11.4)%	200	$1,139	8.4%	$(91)	(7.4)%
100	$1,326	15.0%	$(66)	(4.8)%	100	$1,228	8.9%	$(2)	—%
Current	$1,392	15.4%	$—	—%	Current	$1,230	8.8%	$—	—%
(100)	$1,417	15.4%	$24	1.8%	(100)	$1,150	8.3%	$(80)	(6.5)%

Our balance sheet exhibits sensitivity in a rising interest rate scenario as the EVE decreases. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice in the near term exceeding the amount of assets that could similarly reprice over the same time period because such assets may have longer maturities or repricing terms.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

March 5, 2014

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

The Consolidated Statements of Financial Condition as of December 31, 2013 and 2012 and the related Statements of Operations, Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2013 included in this document have been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm. All audits were conducted using standards of the Public Company Accounting Oversight Board (United States) and the independent registered public accounting firms’ reports and consents are included herein.

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
Paul D. Borja
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders

Flagstar Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flagstar Bancorp Inc. and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Flagstar Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Baker Tilly Virchow Krause, LLP
Southfield, Michigan
March 5, 2014

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2013	2012
Assets
Cash and cash equivalents
Cash and cash items (includes $1,129 and $0 of consolidated VIEs, respectively) (1)	$55,913	$38,070
Interest-earning deposits	224,592	914,723
Total cash and cash equivalents	280,505	952,793
Trading securities	—	170,086
Investment securities available-for-sale	1,045,548	184,445
Loans held-for-sale includes ($1,140,507 and $2,865,696 measured at fair value, respectively)	1,480,418	3,939,720
Loans repurchased with government guarantees	1,273,690	1,841,342
Loans held-for-investment, net
Loans held-for-investment ($238,322 and $20,219 measured at fair value which includes $155,012 and $0 of consolidated VIEs, respectively) (1)(2)	4,055,756	5,438,101
Less: allowance for loan losses	(207,000)	(305,000)
Total loans held-for-investment, net	3,848,756	5,133,101
Mortgage servicing rights	284,678	710,791
Repossessed assets, net	36,636	120,732
Federal Home Loan Bank stock	209,737	301,737
Premises and equipment, net	231,350	219,059
Net deferred tax asset	414,681	—
Other assets	301,302	508,206
Total assets	$9,407,301	$14,082,012
Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$930,060	$1,309,649
Interest bearing	5,210,266	6,984,646
Total deposits	6,140,326	8,294,295
Federal Home Loan Bank advances	988,000	3,180,000
Long-term debt (includes $105,813 and $0 of consolidated VIEs at fair value, respectively) (1)(2)	353,248	247,435
Representation and warranty reserve	54,000	193,000
Other liabilities ($93,000 and $19,100 measured at fair value and $136 and $0 of consolidated VIEs, respectively) (1)(2)	445,853	1,007,920
Total liabilities	7,981,427	12,922,650
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding	266,174	260,390
Common stock $0.01 par value, 70,000,000 shares authorized; 56,138,074 and 55,863,053 shares issued and outstanding, respectively	561	559
Additional paid in capital	1,479,265	1,476,569
Accumulated other comprehensive loss	(4,831)	(1,658)
Accumulated deficit	(315,295)	(576,498)
Total stockholders’ equity	1,425,874	1,159,362
Total liabilities and stockholders’ equity	$9,407,301	$14,082,012

(1)	Amounts represent the assets and liabilities of consolidated variable interest entities ("VIEs").

(2)	Amounts represent the assets and liabilities for which the Company has elected the fair value option.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations - continued
(In thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Interest Income
Loans	$313,477	$456,141	$427,022
Investment securities available-for-sale or trading	11,912	22,609	35,602
Interest-earning deposits and other	5,298	2,220	2,785
Total interest income	330,687	480,970	465,409
Interest Expense
Deposits	42,392	70,143	95,546
Federal Home Loan Bank advances	95,024	106,625	117,963
Other	6,620	6,971	6,527
Total interest expense	144,036	183,739	220,036
Net interest income	186,651	297,231	245,373
Provision for loan losses	70,142	276,047	176,931
Net interest income after provision for loan losses	$116,509	$21,184	$68,442
Noninterest Income
Loan fees and charges	$103,501	$142,908	$77,843
Deposit fees and charges	20,942	20,370	29,629
Loan administration	115,872	100,007	94,604
Gain (loss) on trading securities	65	(2,011)	21,088
Net gain on loan sales	402,193	990,898	300,789
Net transaction costs on sales of mortgage servicing rights	(19,228)	(12,319)	(7,903)
Net gain on investment securities available-for-sale	1,023	2,636	—
Net gain on sale of assets	2,172	—	22,676
Total other-than-temporary impairment (loss) gain	(8,789)	2,810	(30,456)
(Loss) gain recognized in other comprehensive income before taxes	—	(5,002)	6,417
Net impairment losses recognized in earnings	(8,789)	(2,192)	(24,039)
Representation and warranty reserve — change in estimate	(36,116)	(256,289)	(150,055)
Other noninterest income	70,708	37,234	20,884
Total noninterest income	$652,343	$1,021,242	$385,516
Noninterest Expense
Compensation and benefits	$279,268	$270,859	$224,708
Commissions	54,407	75,345	39,348
Occupancy and equipment	80,042	73,674	70,117
Asset resolution	52,033	91,349	128,313
Federal insurance premiums	34,873	49,273	41,581
Loss on extinguishment of debt	177,556	15,246	—
Loan processing expense	52,223	56,070	30,293
Legal and professional expense	144,054	300,523	65,534
Other noninterest expense	43,659	57,356	34,786
Total noninterest expense	$918,115	$989,695	$634,680

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
(Loss) income before income taxes	$(149,263)	$52,731	$(180,722)
(Benefit) provision for income taxes	(416,250)	(15,645)	1,056
Net Income (Loss)	266,987	68,376	(181,778)
Preferred stock dividend/accretion (1)	(5,784)	(5,658)	(17,165)
Net income (loss) applicable to common stock	$261,203	$62,718	$(198,943)
Income (loss) per share
Basic (2)	$4.40	$0.88	$(3.62)
Diluted (2)	$4.37	$0.87	$(3.62)
Weighted average shares outstanding
Basic (2)	56,063,282	55,762,196	55,434,296
Diluted (2)	56,518,181	56,193,515	55,434,296

(1)
The preferred stock dividend/accretion for the years ended December 31, 2013 and 2012, respectively, represents only the accretion. On January 27, 2012, the Company elected to defer payment of dividends and interest on the preferred stock.

(2)	Restated for a one-for-ten stock split announced September 27, 2012 and began trading on October 11, 2012.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income (loss)	$266,987	$68,376	$(181,778)
Other comprehensive income (loss), before tax
Investment securities available-for-sale
Unrealized gains (losses) on investment securities available-for-sale	2,061	26,485	(15,693)
Reclassification of loss on sale of investment securities available-for-sale	(1,023)	(2,636)	—
Subsequent decreases in the fair value of investment securities available-for-sale previously written down as impaired	(2,681)	—	—
Additions for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	8,789	2,192	24,039
Total investment securities available-for-sale, before tax	7,146	26,041	8,346
Other comprehensive income, deferred tax benefit
Deferred tax benefit related to other comprehensive income resulting from unrealized gains and losses on investment securities available-for-sale	(4,211)	—	—
Deferred tax benefit related to other comprehensive income resulting from the dissolution and sales of investments securities available-for-sale	(6,108)	(19,880)	—
Other comprehensive (loss) income, net of tax	(3,173)	6,161	8,346

Comprehensive income (loss)	$263,814	$74,537	$(173,432)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2010	$249,196	$553	$1,466,353	$(16,165)	$(440,274)	$1,259,663
Net loss	—	—	—	—	(181,778)	(181,778)
Total other comprehensive income	—	—	—	8,346	—	8,346
Restricted stock issued (1)	—	1	(1)	—	—	—
Dividends on preferred stock	—	—	—	—	(11,628)	(11,628)
Accretion of preferred stock	5,536	—	—	—	(5,536)	—
Stock-based compensation (1)	—	2	5,111	—	—	5,113
Balance at December 31, 2011	$254,732	$556	$1,471,463	$(7,819)	$(639,216)	$1,079,716
Net income	—	—	—	—	68,376	68,376
Total other comprehensive income	—	—	—	6,161	—	6,161
Restricted stock issued (1)	—	1	(1)	—	—	—
Accretion of preferred stock	5,658	—	—	—	(5,658)	—
Stock-based compensation (1)	—	2	5,107	—	—	5,109
Balance at December 31, 2012	$260,390	$559	$1,476,569	$(1,658)	$(576,498)	$1,159,362
Net income	—	—	—	—	266,987	266,987
Total other comprehensive income	—	—	—	(3,173)	—	(3,173)
Restricted stock issued	—	1	(1)	—	—	—
Accretion of preferred stock	5,784	—	—	—	(5,784)	—
Stock-based compensation	—	1	2,697	—	—	2,698
Balance at December 31, 2013	$266,174	$561	$1,479,265	$(4,831)	$(315,295)	$1,425,874

(1)	Restated for a one-for-ten stock split announced September 27, 2012 and began trading on October 11, 2012.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Operating Activities
Net income (loss)	$266,987	$68,376	$(181,778)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	70,142	276,047	176,931
Depreciation and amortization	23,229	20,206	15,879
Loss on fair value of mortgage servicing rights	4,664	195,821	235,820
Stock-based compensation expense	2,698	5,109	5,113
Net gain on sale of Indiana and Georgia retail bank franchises	—	—	(21,379)
Net gain on the sale of assets	(26,998)	(11,142)	(6,000)
Net gain on loan sales	(402,193)	(990,898)	(300,789)
Net transaction costs on sales of mortgage servicing rights	19,228	12,319	7,903
Net gain on investment securities	(1,088)	(625)	(21,088)
Other than temporary impairment losses on investment securities available-for-sale	8,789	2,192	24,039
Net (gain) loss on transferors' interest	(45,534)	2,552	5,673
Proceeds from sales of loans held-for-sale	39,055,510	56,925,075	28,115,255
Origination and repurchase of mortgage loans held-for-sale, net of principal repayments	(39,208,909)	(57,426,828)	(27,169,191)
Net change in:
Decrease (increase) in repurchased loans with government guarantees, net of claims received	567,652	57,925	(224,515)
Decrease (increase) in accrued interest receivable	43,833	13,208	(21,307)
Purchase of trading securities	—	(170,000)	(131,746)
Proceeds from sales of trading securities	170,154	311,220	—
(Increase) decrease in other assets	(303,560)	38,322	(75,813)
(Decrease) increase in payable for mortgage repurchase option	(51,615)	(44,850)	5,190
Net charge-offs in representation and warranty reserve	(192,722)	(207,699)	(118,448)
Representation and warranty reserve - change in estimate	36,116	256,289	150,055
(Decrease) increase in other liabilities	(232,321)	277,566	121,865
Net cash (used in) provided by operating activities	$(195,938)	$(389,815)	$591,669
Investing Activities
Proceeds received from the sale of investment securities available-for-sale	$3,285,735	$233,902	$—
Repayment of investment securities available-for-sale	65,405	88,645	118,643
Purchase of investment securities available-for-sale	(1,057,389)	(20,000)	(140,901)
Net change from sales of loans held-for-investment	(749,025)	(1,158,461)	(70,971)
Principal repayments net of origination of loans held-for-investment	1,507,854	1,228,948	(988,200)
Redemption of Federal Home Loan Bank stock	92,000	—	35,453
Proceeds from the disposition of repossessed assets	117,310	85,362	119,633
Acquisitions of premises and equipment, net of proceeds	(35,979)	(34,673)	13,439
Proceeds from the sale of mortgage servicing rights	936,064	128,119	80,392
Net proceeds from sale of Indiana and Georgia retail bank franchises	—	—	(651,649)
Net cash provided by (used in) investing activities	$4,161,975	$551,842	$(1,484,161)

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011

Financing Activities
Net (decrease) increase in deposit accounts	$(2,153,969)	$604,307	$364,065
Net (decrease) increase in Federal Home Loan Bank advances	(2,192,000)	(773,000)	227,917
Payment on long-term debt	(14,167)	(1,150)	(25)
Net (disbursement) receipt of payments of loans serviced for others	(278,382)	216,108	81,913
Net receipt of escrow payments	193	13,443	7,774
Dividends paid to preferred stockholders	—	—	(11,628)
Net cash (used in) provided by financing activities	$(4,638,325)	$59,708	$670,016
Net (decrease) increase in cash and cash equivalents	(672,288)	221,735	(222,476)
Beginning cash and cash equivalents	952,793	731,058	953,534
Ending cash and cash equivalents	$280,505	$952,793	$731,058
Supplemental disclosure of cash flow information
Loans held-for-investment transferred to repossessed assets	$175,415	$369,267	$211,519
Interest paid on deposits and other borrowings	$142,818	$179,043	$224,278
Income taxes paid	$8,915	$2,930	$931
Reclassification of loans originated for investment to loans held-for-sale	$831,739	$1,220,231	$87,704
Reclassification of mortgage loans originated held-for-sale then to loans held-for-investment	$64,289	$61,770	$16,733
Mortgage servicing rights resulting from sale or securitization of loans	$541,039	$535,875	$254,824
Recharacterization of investment securities available-for-sale to loans held-for-investment	$73,283	$—	$—
Reconsolidation of HELOC securitization trusts assets to variable interest entities (VIEs)	$170,507	$—	$—
Reconsolidation of HELOC securitization trusts long-term debt to VIEs	$119,980	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 1 — Nature of Business

Flagstar Bancorp, Inc. ("Flagstar" or the "Company"), the holding company for Flagstar Bank, FSB (the "Bank") is a Michigan-based savings and loan holding company founded in 1993. The Company's business is primarily conducted through its principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At December 31, 2013, the Company's total assets were $9.4 billion. The Company has the largest bank headquartered in Michigan and one of the top ten largest savings banks in the United States.

The primary business of the Company is conducted through the Mortgage Banking segment, in which the Company originates or purchases residential first mortgage loans throughout the country and sells them into securitization pools, primarily to Fannie Mae, Federal Home Loan Mortgage Corporation ("Freddie Mac") and Government National Mortgage Association ("Ginnie Mae") (collectively, the "Agencies") or as whole loans and generally retains the right to service the mortgage loans that it sells. These mortgage servicing rights ("MSRs") are sold by the Company in transactions separate from the sale of the underlying mortgages. The Company has, from time to time, retained certain loan originations in the held-for-investment portfolio. Mortgage loans are originated through home loan centers, national call centers, the Internet, unaffiliated banks and mortgage brokerage companies. As of December 31, 2013, the Company operated 39 home loan centers in 19 states.

The Company also offers a range of products and services to consumers and businesses through the Community Banking segment. As of December 31, 2013, the Company operated 111 bank branches in Michigan. The Company offers consumer products including deposit accounts, commercial loans and personal loans, including auto and boat loans. The Company offers treasury management services. Commercial products offered include deposit and sweep accounts, telephone banking, term loans and lines of credit, lease financing, government banking products and treasury management services including remote deposit and merchant services.

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

Note 2 — Recent Developments and Significant Transactions

Reversal of Valuation Allowance on DTA

During the fourth quarter 2013, the Company reversed 100 percent of the valuation allowance on its federal net deferred tax asset ("DTA") and a portion of its state DTA, which had been previously established as of September 30, 2009. As a result during the year ended December 31, 2013, net income was increased by $355.8 million, or $6.29 per diluted share, reflected as a tax benefit on the income statement.

DOJ Settlement Liability

In February 2012, the Bank entered into the DOJ settlement. As part of the settlement, the Bank agreed to make payments totaling $118.0 million, contingent upon the occurrence of certain future events, including the reversal of the valuation allowance on the DTA. As a result of the fourth quarter 2013 reversal of the DTA valuation allowance and the consideration of other criteria precedent to the payment of the remaining amount of the liability, the Company had an additional increase in the fair value liability associated with its DOJ Settlement. The total fair value of the DOJ settlement liability was increased to $93.0 million at December 31, 2013, as compared to $19.1 million at December 31, 2012. See Note 3 of the Notes to the Consolidated Financial Statements, herein, for details on the DOJ litigation settlement.

Settlements with Fannie Mae and Freddie Mac

During the fourth quarter 2013, the Company announced that the Bank had entered into settlement agreements with Fannie Mae and Federal Home Loan Mortgage Corporation ("Freddie Mac") to resolve substantially all of the repurchase requests and obligations associated with loans originated and subsequently sold to Fannie Mae and Freddie Mac between January 1, 2000 and December 31, 2008. The Fannie Mae total resolution amount was $121.5 million, and after paid claim credits and other adjustments, the Company paid $93.5 million to Fannie Mae. The Freddie Mac total resolution amount was

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

$10.8 million, and after paid claim credits and other adjustments, the Company paid $8.9 million to Freddie Mac. As a result of these settlements, the Company released approximately $24.9 million of previously recognized accruals.

Prepayment of Federal Home Loan Advances

The Company prepaid $2.9 billion in higher cost long-term Federal Home Loan Bank advances during the fourth quarter 2013, which resulted in a loss on extinguishment of debt of $177.6 million.

Organizational Restructuring

On January 16, 2014, the Company completed an organizational restructuring to reduce expenses in light of the current operating environment and consistent with its previously communicated strategy of optimizing its cost structure across all business lines. As part of this restructuring initiative, the Company has reduced full-time equivalents by approximately 350 during the first quarter 2014, which did not impact the full year 2013 financial results. Including the restructuring completed in the first quarter 2014, the Company has reduced staffing levels across the organization by approximately 600 full-time equivalents from its September 30, 2013 level.

Sale of Mortgage Servicing Rights

On December 18, 2013, the Company entered into a definitive agreement to sell $40.7 billion unpaid principal balance of its MSR portfolio to Matrix Financial Services Corporation ("Matrix"), a wholly owned subsidiary of Two Harbors Investment Corp. Covered under the agreement are certain mortgage loans serviced for both Fannie Mae and Ginnie Mae, originated primarily after 2010. Simultaneously, the Company entered into an agreement with Matrix to subservice the residential mortgage loans sold to Matrix. As a result, the Company will receive subservicing income and retain a portion of the ancillary fees to be paid as the subservicer of the loans.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

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

In May 2010, the Bank received repurchase demands from MBIA Insurance Corporation ("MBIA") with respect to closed-end, fixed and adjustable second mortgage loans that were sold by the Bank in connection with its two non-agency second mortgage loan securitizations. On January 11, 2013, MBIA filed a lawsuit against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it has paid and will pay under the respective insurance policies, plus interest and costs. In the litigation, MBIA alleged damages of $165.0 million and unspecified future damages. In March 2013, the Bank filed a motion to dismiss, and MBIA filed a motion for partial summary judgment on the basis of collateral estoppel. On May 2, 2013, the Bank entered into an agreement with MBIA (the "MBIA Settlement Agreement") to settle the litigation. Pursuant to the terms of the MBIA Settlement Agreement, MBIA dismissed its lawsuit against the Bank and in exchange, among other consideration and transaction provisions, the Bank paid MBIA $110.0 million. Following the MBIA Settlement Agreement, the Flagstar non-agency second mortgage securitization trust (the "FSTAR 2006-1") which was recorded as available-for-sale investment securities, was collapsed and the Company then transferred the loans associated with the securitization to its loans held-for-investment portfolio at fair value, approximately $73.3 million of second mortgage loans, and dissolved the FSTAR 2006-1 mortgage securitization trust. As a result, the Company recognized a $4.9 million loss during the second quarter 2013. In addition, the MBIA Settlement Agreement also noted that MBIA will be required to satisfy all of its obligation under the Flagstar non-agency second mortgage securitization trust (the "FSTAR 2007-1") insurance policy and related FSTAR 2007-1 obligations without further recourse to the Company.

Note 3 — Summary of Significant Accounting Policies

The following significant accounting policies of the Company, which are applied in the preparation of the accompanying consolidated financial statements, conform to accounting principles generally accepted in the U.S. GAAP.

Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain prior period amounts have been reclassified to conform to the current period presentation. The Company has evaluated the Consolidated Financial Statements for subsequent events through the filing of this Form 10-K.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company has made significant estimates in a variety of areas, including but not limited to, valuation of certain financial instruments: inclusive of the DOJ litigation settlement, other litigation accruals, the allowance for loan losses, the representation and warranty reserve, loans held-for-investment and held-for-sale and MSRs. Actual results could materially differ from those estimates.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Variable Interest Entities

The accompanying consolidated financial statements include variable interest entities ("VIEs") in which the Company has determined to have a controlling financial interest. The Company consolidates a VIE if it has: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity's economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., the Company is considered to be the primary beneficiary).

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

As a result of the settlement agreement with Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. ("Assured"), the Company reconsolidated the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts assets and liabilities at June 30, 2013. The Company became the primary beneficiary of the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts because the Company obtained the power to direct the activities that most significantly impact the economic performance of the trusts (power to select or remove the servicer) and the obligation to absorb probable losses and receive residual returns (support of the guarantor and holder of residual interests in trusts), which is reflected in the Consolidated Financial Statements as a VIE. See Note 10 of the Notes to the Consolidated Financial Statements, herein, for information on VIEs.

Determination of Fair Value

Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed discounted cash flow models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves and option volatilities. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, creditworthiness, liquidity and unobservable parameters that are applied consistently over time.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

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

In January 2014, the FASB issued ASU No. 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Topic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The guidance amends the guidance in the FASB Accounting Standards Codification Topic 310-40, "Receivables – Troubled Debt Restructurings by Creditors," in efforts to reduce diversity in practice through clarifying when an in substance repossession or foreclosure occurs. Essentially, the guidance addresses when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan so that the loan should be derecognized and the real estate property recognized in the financial statements. This guidance is effective prospectively, for annual and interim periods, beginning after December 15, 2014. The adoption of the guidance is not expected to have a material impact on the consolidated financial statements or the Notes thereto.

Cash and Cash Equivalents

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in cash and cash equivalents. Short-term investments that have a maturity at the date of acquisition of three months or less and are readily convertible to cash are considered cash equivalents.

The Company has pledged cash to collateralize the relationship with VISA and the servicing related exposures with Fannie Mae. At December 31, 2013 and 2012, the Company pledged $2.3 million and $9.8 million, respectively, of cash. The cash pledged was restricted and is included in interest-earning deposits on the Consolidated Statements of Financial Condition.

Securities

Investments in debt securities and certain equity securities are accounted for under ASC Topic 320, "Investments — Debt and Equity Securities" as either available-for-sale or trading.

Securities in the trading category are recorded at fair value in the Company’s Consolidated Statements of Financial Condition, with unrealized and realized gains or losses included as a component of "gain on trading securities" in the Consolidated Statements of Operations. As of December 31, 2013, the Company had no trading securities.

The Company measures available-for-sale securities at fair value in the Consolidated Statements of Financial Condition, with unrealized gains and losses, net of tax, included in "other comprehensive income (loss)" in shareholders’ equity. The Company recognizes realized gains and losses on available-for-sale securities when securities are sold. The cost of

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

securities sold is based on the specific identification method. Any gains or losses realized upon the sale of a security are reported in "net gain on securities available-for-sale" in the Consolidated Statements of Operations.

The Company evaluates available-for-sale securities for OTTI on a quarterly basis. An OTTI is considered to have occurred when the fair value of a debt security is below its amortized cost and the Company intends to sell or it is more likely than not that the Company will be required to sell the security before recovery when a credit loss exists. At December 31, 2013, the Company had no OTTI on the available-for-sale investment securities held.

Any security for which there has been an OTTI is written down to its estimated fair value through a charge to earnings for the amount representing the credit loss on the security and a charge recognized in other comprehensive income (loss) related to all other factors. Realized securities gains and declines in value judged to be other-than-temporary representing credit losses are included in "net impairment losses recognized in earnings" in the Consolidated Statements of Operations.

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

Loans Held-for-Sale

When the Company holds loans that it intends to sell, the Company classifies the loans as held-for-sale. Loans originated for sale prior to January 1, 2009 are accounted for at the lower of cost or fair value. For loans originated after January 1, 2009 that the Company intends to sell, the Company has elected the fair value option. Because these loans are recorded at their fair value, deferral of loan origination fees and direct origination costs associated with these loans is no longer permitted. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Otherwise, the fair value of loans is estimated using discounted cash flows based upon management’s best estimate of market interest rates for loans with similar collateral.

Gains or losses recognized upon the sale of loans are determined using the specific identification method. At December 31, 2013 and 2012, the Company had an insignificant amount of loans that had been originated prior to the fair value election and accounted for at lower of cost or fair value.

Loans Held-for-Investment

The Company classifies loans that it has the intent and ability to hold for the foreseeable future or until maturity as held-for-investment. Held-for-investment loans are reported at their outstanding principal balance adjusted for any deferred and unamortized cost basis adjustments, including purchase premiums, discounts and other cost basis adjustments. The Company recognizes interest income on held-for-investment loans using the interest method, including the amortization of any deferred cost basis adjustments, unless the Company believes that the ultimate collection of contractual principal or interest payments in full is not reasonably assured.

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

As of June 30, 2013, the HELOC securitizations have been reconsolidated such that the HELOC loans associated with the FSTAR 2005-1 and FSTAR 2006-2 securitization trusts have been recorded in the Consolidated Financial Statement as loans held-for-investment, as a result of the Assured Settlement Agreement. These loans are recorded at fair value via the fair value option using the present value of expected cash flows discounted at market rates typical of assets with similar risk profiles. Interest income on the loans is accrued on the principal outstanding primarily using the interest method. The change in fair value relating to the loans is recorded in other noninterest income. Accordingly, such an election allows the Company to continue fair value accounting through earnings for those interests and eliminate income statement mismatch otherwise caused by differences in the measurement basis of the consolidated VIEs assets and liabilities.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Also, included in loans held-for-investment are the second mortgage loans associated with the previous FSTAR 2006-1 mortgage securitization trust. The loans are valued using a discounted estimated net future cash flow model and recorded in the Consolidated Financial Statement as loans held-for-investment at fair value via the fair value option. Interest income on the loans is accrued on the principal outstanding utilize the interest method. The change in fair value relating to the loans is recorded in other noninterest income. See Note 10 of the Notes to the Consolidated Financial Statements, herein.

Loan Modifications (Troubled Debt Restructurings)

The Company may modify certain loans in both consumer and commercial loan portfolio segments to retain customers or to maximize collection of the loan balance. The Company has maintained several programs designed to assist borrowers by extending payment dates or reducing the borrower’s contractual payments. All loan modifications are made on a case-by-case basis. The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. These loans are classified as TDRs and are included in non-accrual loans if the loan was nonperforming prior to the restructuring. TDRs result in those instances in which a borrower demonstrates financial difficulty and for which a concession has been granted, which includes reductions of interest rate, extensions of amortization period, principal and/or interest forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. These loans will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months, after which they will begin to accrue interest.

Consumer loan modifications.  The Company modifies loans under company-developed programs based upon the Company’s commitment to help eligible homeowners and borrowers avoid foreclosure, where appropriate. The Company’s modification programs typically reduce the interest rate and/or extend the term. Substantially all modifications are classified as TDRs and have a term greater than six months. The company-developed modification programs involve a contractual change to original loan terms.

For consumer loan programs (e.g., residential first mortgages, second mortgages, warehouse, HELOC, and other consumer), the Company enters into a modification when the borrower has indicated a hardship, including illness or death in the family, or a loss of employment. Other modifications occur when it is confirmed that the borrower does not possess the income necessary to continue making loan payments at the current amount, but the Company’s expectation is that payments at lower amounts can be made. The primary concession given to consumer loan borrowers includes a reduced interest rate and/or an extension of the amortization period or maturity date. Consumer loans identified as TDRs involve borrowers unable to refinance their mortgages through the Company’s normal mortgage origination channels or through other independent sources. Most, but not all, of the loans may be past due.

Impaired residential first mortgage loans include loan modifications considered to be TDRs and certain nonperforming loans that have been charged down to collateral value. Fair value of nonperforming residential first mortgage loans, including redefaulted TDRs and certain other severely past due loans, is based on the underlying collateral's value obtained through appraisals or broker's price opinions, updated at least semi-annually, less management's estimates of cost to sell. The allowance allocated to TDRs performing under the terms of their modification is typically based on the present value of the expected future cash flows discounted at the loan's effective interest rate as these loans are not considered to be collateral dependent.

Once such a loan has been modified and designated as a TDR, it is assessed for impairment. In accordance with applicable accounting guidance specific to impaired loans, consumer TDRs are measured primarily based on the net present value of the estimated cash flows discounted at a loan’s original effective interest rate. Alternatively, consumer TDRs that are considered to be dependent solely on the collateral for repayment (i.e. re-defaulted under modified terms) are measured based on the estimated fair value of the collateral net of costs to sell. If the carrying value of a TDR exceeds the value of the discounted cash flows or discounted collateral value, an allowance for loan losses is established for the shortfall. Once a loan is deemed to be a TDR, the loan continues to be classified as a TDR until contractually repaid or charged-off. Nonperforming TDRs are those that are greater than 90 days past due or loans recently modified and have not performed for six consecutive months.

The Company identifies certain loans within the consumer portfolio that meet the definition of collateral dependent as defined by regulatory guidance as the borrowers have not reaffirmed their debt discharged in a Chapter 7 bankruptcy filing. The bankruptcy court’s discharge of the borrower’s debt is considered a concession when the discharged debt is not reaffirmed, and as such, the loans are classified as TDRs, placed on nonperforming status, and written down to collateral value, less anticipated selling costs. Such loans are treated as non-accrual loans for the remaining term regardless of payment status.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Commercial loan modifications.  Modifications of terms for commercial loans are based on individual facts and circumstances. Commercial loan modifications may involve a reduction of the interest rate and/or an extension of the term of the loan. The Company also engages in other loss mitigation activities with troubled borrowers, which include repayment plans, forbearance arrangements, and the capitalization only of past due amounts. Repayment plans and forbearance arrangements are informal agreements with the borrower that do not result in the legal modification of the loan. For all of these activities, the Company considers the deferral or capitalization of three or fewer missed payments to represent only an insignificant delay, and thus not a TDR. If the Company defers or capitalizes more than three missed payments, the delay is no longer considered insignificant, and the restructuring is accounted for as a TDR.

The Company measures impairment of a loan restructured as a TDR individually based on the excess of the recorded investment in the loan over the fair value of the underlying property, adjusted for the estimated costs to sell the property, for loans that are collateral dependent. For those that are not collateral dependent, the impairment is measured based on the excess of the recorded investment in the loan over the present value of the expected future cash inflows discounted at the loan’s original effective interest rate. Costs incurred to complete a TDR are expensed as incurred. However, when foreclosure is probable on an individually impaired loan, the Company measures impairment based on the difference between a recorded investment in the loan and the fair value of the underlying property, adjusted for the estimated costs to sell the property and estimated insurance or other proceeds the Company expects to receive.

The allowance for loan losses related to TDRs is primarily driven by updated risk ratings assigned to commercial loans and borrower past due history in both the commercial and consumer loan portfolios. As such, the provision for loan losses is impacted primarily by changes in borrower payment performance rather than the TDR classification. TDRs can be classified as either performing or nonperforming loans. Nonperforming TDRs are included in non-accrual loans, while performing TDRs are excluded from non-accrual loans because it is probable that all contractual principal and interest due under the restructured terms will be collected.

In instances where the Company substantiates that collection of outstanding balances in full is probable, the note is considered for return to performing status upon the borrower sustaining sufficient cash flows for a six months month period of time. This six months month period could extend before or after the restructure date. If a charge-off was taken as part of the restructuring, any interest or principal payments received on that note are applied to first reduce the Bank’s outstanding book balance and then to recoveries of charged-off principal, unpaid interest, and/or fees and expenses.

Impaired Loans

Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Generally, for any loan deemed impaired the loan is evaluated on at least a quarterly basis for impairment. The Company performs an individual evaluation to determine the necessity of a specific reserve in accordance with the provisions of accounting guidance within ASC Topic 310, "Receivables." An allowance to be established as a component of the allowance for loan losses when it is probable that all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs. If the fair value less the costs to sell are less than the carrying value of the loan, an impairment is recorded, otherwise no allowance is recored. In estimating the fair value of collateral, outside fee-based appraisers are typically utilized to evaluate various factors such as occupancy and rental rates in the Company’s real estate markets and the level of obsolescence that may exist on assets representing collateral for commercial business loans. For residential mortgages, broker price opinions (BPOs) less management's estimates of cost to sell are used to estimate the fair value of the collateral. Performing troubled debt restructured loans are evaluated at the present value of expected future cash flows discounted at the loan’s effective interest rate. The calculated valuation allowance is included in the allowance for loan losses in the Consolidated Statements of Financial Condition. At December 31, 2013 and 2012, the majority of impaired loans were evaluated based on discounted cash flows and the remainder were based on the fair value of the underlying collateral.

Determining the loans fair value requires significant judgment and utilization of estimates, and the eventual outcome may differ significantly from those estimates. When a loan in any class within the consumer and commercial loan portfolios has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. When the

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

contractual interest rate is variable, the effective interest rate of the loan changes over time. A reserve is established as a component of the allowance for loan losses when a loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, the Company recalculates the impairment and appropriately adjusts the reserve. Similarly, if the Company measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral dependent loan, the Company will adjust the reserve if there is a significant change in either of those bases. Those impaired loans not requiring a reserve represent loans for which expected discounted cash flows or the fair value of the collateral less estimated selling costs exceeded the recorded investments in such loans. At December 31, 2013 and 2012, the majority of impaired loans were evaluated based on discounted cash flows rather than based on the fair value of the underlying collateral.

When a loan within any class is impaired, the accrual of interest income is discontinued unless the receipt of principal and interest is no longer in doubt. Cash receipts received on nonperforming impaired loans within any class are applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income. Cash receipts received on accruing impaired loans within any class are applied in the same manner as accruing loans that are not considered impaired.

For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly from the net proceeds received when the collateral is sold.

Past Due Loans

For all classes within the consumer and commercial loan portfolio, loans are placed on non-accrual status when any portion of principal or interest is 90 days past due (or nonperforming), or earlier when we become aware of information indicating that collection of principal and interest is in doubt. When a loan is placed on non-accrual status, the accrued interest revenue is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

For all classes within the consumer and commercial loan portfolio, interest income on impaired loans is first applied against the principal balance unless the receipt of principal and interest as they become contractually due is not in doubt, such as in a troubled debt restructuring ("TDR"). TDRs of impaired loans that continue to perform under the restructured terms will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payment for at least six months, after which they will begin to accrue interest.
In January 2012, regulatory guidance was published addressing specific risks and required actions associated with junior-lien loans. As a result of this guidance, any junior-lien loan associated with a nonperforming first-lien loan is also placed on nonperforming status regardless of the performance of the junior lien loan.

Nonperforming commercial loans are considered to be impaired. An allowance is established if the underlying collateral's appraised value, less management's estimates of costs to sell are less than the carrying value of the loan. In estimating the fair value of collateral, the Company utilizes outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in the real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans. Appraisals are updated at least annually but may be obtained more frequently if changes to the property or market conditions.

Allowance for Loan Losses

The consumer portfolio segment includes residential first mortgages, second mortgages, warehouse lending, HELOC and other consumer loans. The commercial portfolio segment includes commercial real estate, commercial and industrial and commercial lease financing loans. The allowance for loan losses represents management's estimate of probable losses in the Company's loans held-for-investment portfolio, excluding loans carried under the fair value option, as of the date of the consolidated financial statements. The allowance provides for probable losses that have been identified with specific customer relationships, individually evaluated and for probable losses believed to be inherent in the loan portfolio but that have not been specifically identified, collectively evaluated. The Company establishes an estimate for the allowance for loan losses at a level that management determines to be appropriate. Management utilizes the FICO score and loan-to-value ("LTV") segmentations in determining the related allowance for loan losses.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Consumer loans.  For consumer loans that have not been identified for evaluation for impairment, the allowance for loan losses is determined based on a collective basis utilizing forecasted losses that represent management’s best estimate of inherent loss. Loans are pooled by loan types with similar risk characteristics. As appropriate, to achieve greater accuracy, the Company may further stratify selected portfolios by sub-product, origination channel, vintage, loss type, geographic location and other predictive characteristics. Models designed for each pool are utilized to develop the loss estimates. The assumptions utilized for these pools include; historic past due and default, loss severity, home price trends, unemployment trends, and other key economic variables that may influence the frequency and severity of losses in the pool. We utilize a historica loss model for each pool.

The Company also utilizes a process and framework surrounding the qualitative factors to align the factors with regulatory guidance and changes in the mortgage environment. Management implements a qualitative factor matrix related to each loan class in the consumer portfolio, which includes the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, changes in concentrations of credit, and other external factor changes. These factors are used to reflect changes in the collectability of the portfolio not captured by the historical loss rates. As such, the qualitative factors supplement actual loss experience to estimate the loss within the loan portfolios based upon market and other indicators. Qualitative factors are analyzed to determine a quantitative impact of each factor which adjusts the historical loss rate. Adjusted historical loss rates are then used in the calculation of the allowance for loan losses. To allow the Company the appropriate amount of time to analyze portfolio statistics and allow for the appropriate validation of the reasonableness of the new qualitative factors, management uses a historical look back period for loss rates which lag a quarter.

Loans secured by real estate are charged-off to the estimated fair value of the collateral when a loss is confirmed. All other consumer loans are charged-off at 120 days past due. A loan may be charged-off if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure or receipt of an asset valuation indicating a collateral deficiency and the asset is the sole source of repayment.

Commercial loans. Commercial loans are assessed for estimated losses by grouping the portfolio into two segments based on underwriting and origination characteristics: legacy and new. For both segments, management observes historical losses over a relevant period. These loss estimates are adjusted as appropriate based on additional analysis of long-term average loss experience compared to previously forecasted losses, external loss data or other risks identified from current economic conditions and credit quality trends.

The commercial loan portfolio is segmented into commercial "legacy" loans (loans originated prior to January 1, 2011) and commercial "new" loans (loans originated on or after January 1, 2011) while still retaining the segmentation by product type. The loss rates attributed to the "legacy" portfolio are based on historical losses of this segment. Due to the brief period of time that loans in the "new" portfolio are outstanding, and thus the absence of a sufficient loss history for that portfolio, the Company had used loss data from a third party data aggregation firm (adjusting for the qualitative factors) as a proxy for estimating an allowance for loan losses on the "new" portfolio. The Company separately identifies a population of commercial banks with similar size balance sheets (and loan portfolios) to serve as the Company's peer group. The Company utilizes this peer group's publicly available historical loss data (adjusted for the qualitative factors) as a proxy for loss rates used to determine the allowance for loan losses on the "new" commercial portfolio.

Commercial loans are either charged-off or written down to net realizable value if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

Management uses a strategic focus that improves loss mitigation processes so that the Company can continue the rate of loan modifications and other loss mitigation activities. Due to the emphasis on loss mitigation activities, management utilizes practices relating to TDRs to capture the necessary data to perform the impairment analysis on a loan level basis.

Potential losses that may not be reflected in our model assumptions are captured through the qualitative factor adjustments discussed above. Management reviews these models on an ongoing basis and updates them as appropriate to reflect then-current industry conditions, heightened access to enhanced loss data and based upon continuous back testing of the allowance for loan losses model.

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

Repossessed Assets

Repossessed assets include one-to-four family residential property, commercial property and one-to-four family homes under construction that were acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure. Repossessed assets are initially recorded at estimated fair value, less estimated costs to sell. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect fair value, as well as gains and losses on disposal of these properties, are charged to "asset resolution" within noninterest expense in the Consolidated Statements of Operations as incurred.

Loans Repurchased with Government Guarantees

The Company sells a majority of the mortgage loans it produces on a whole loan basis or by securitizing the loans into mortgage-backed securities. When the Company sells or securitizes mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that the Company has sold or securitized fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

whether defects in the origination process occurred and if such defects constitute a violation of the Company’s representations and warranties. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loan. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within the Company’s loans held-for-investment portfolio. Repurchased assets are loans that the Company has reacquired because of representation and warranties issues related to loan sales or securitizations and that are nonperforming at the time of repurchase. To the extent the Company later forecloses on the loan, the underlying property is transferred to repossessed assets for disposal. The estimated fair value of the repurchased assets is included within "other assets" in the Consolidated Statements of Financial Condition.

Federal Home Loan Bank Stock

The Bank owns stock in the Federal Home Loan Bank of Indianapolis. No market quotes exists for the stock. The stock is redeemable at par and is carried at cost. The investment is required to permit the Bank to obtain membership in and to borrow from the Federal Home Loan Bank.

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

The Company accounts for its residential class of MSRs at fair value. The Company uses an option-adjusted spread valuation approach to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. Management obtains third-party valuations of the MSR portfolio on a quarterly basis from independent valuation specialists to assess the reasonableness of the fair value calculated by its internal valuation model. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future. In certain circumstances, based on the probability of the completion of a sale of MSRs pursuant to a bona-fide purchase offer, the Company considers the bid price of that offer and identifiable transaction costs in comparison to the calculated fair value and may adjust the estimate of fair value to reflect the terms of the pending transaction.

The Company periodically sells a certain portion of its MSRs. At the time of the sale, the Company records a gain or loss on such sale based on the selling price of the MSRs less the carrying value and transaction costs. The MSRs are sold in separate transactions from the sale of the underlying loans.

Servicing fee income, which is included on the Consolidated Statements of Operations as loan administration income, is recorded for fees earned, net of third party subservicing costs, for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Late fees and ancillary fees are also included on the Consolidated Statements of Operations as loan administration income.

The Company periodically sells a certain portion of its MSRs, which qualify as a sale transaction. A transfer of servicing rights related to loans previously sold qualifies as a sale at the date on which title passes, if substantially all risks and rewards of ownership have irrevocably passed to the transferee and any protection provisions retained by the transferor are minor and can be reasonably estimated. In addition, if a sale is recognized and only minor protection provisions exist, a

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

liability should be accrued for the estimated obligation associated with those provisions. As MSRs are not considered financial assets for accounting purposes, the accounting model used to determine if the transfer of an MSR asset qualifies as a sale is based on a risks and rewards approach. Upon completion of a sale, including those sales completed during 2013, 2012 and 2011, we accounted for the transactions as sales and derecognized the mortgage servicing rights from the Consolidated Statement of Financial Condition. During the year ended December 31, 2013, the Company sold certain mortgage loans serviced for both Fannie Mae and Ginnie Mae and simultaneously entered into an agreement to subservice the residential mortgage loans sold.

Financial Instruments and Derivatives

In seeking to protect its financial assets and liabilities from the effects of changes in market interest rates, the Company has devised and implemented an asset/liability management strategy that seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations.. The Company generally hedges its pipeline of loans held-for-sale with forward commitments to sell Fannie Mae or Freddie Mac securities. Further, the Company occasionally enters into swap agreements to hedge the cash flows on certain liabilities. The Company does not elect to apply or does not qualify for hedge accounting and therefore accounts for the derivatives as economic undesignated derivatives.

The Company recognizes all derivatives as either assets or liabilities in the Consolidated Statement of Financial Condition at their fair value on a trade date basis. The Company reports derivatives in a gain position in "other assets" and derivatives in a loss position in "other liabilities" in the Consolidated Statement of Financial Condition. Changes in the fair value of the derivatives and realized gains and losses are recognized immediately in noninterest income.

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
Trust Preferred Securities

As of December 31, 2013, the Company sponsored nine trusts, of which 100 percent of the common equity was owned by the Company. Each of the trusts has issued trust preferred securities to third party investors and loaned the proceeds to the Company in the form of junior subordinated notes, which are included in long-term debt in the Consolidated Financial Statements of Condition. The notes held by each trust are the sole assets of that trust. Distributions on the trust preferred securities of each trust are payable quarterly at a rate equal to the interest being earned by the trust on the notes held by these trusts.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The trusts are variable interest entities ("VIEs") under U.S. GAAP. The Company’s investment in the common stock of these trusts is included in "other assets" in the Company’s Consolidated Statements of Financial Condition. The capital raised through the sale of the junior subordinated notes is part of the trust preferred securities.

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

The Company is required to establish a valuation allowance for deferred tax assets ("DTA") and record a charge to income or shareholders’ equity if the Company determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period. The recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. On September 30, 2009, the Company established a valuation allowance equal to 100 percent of its net deferred tax asset and maintained such an allowance through September 30, 2013.

At December 31, 2013, the deferred tax assets were primarily the result of U.S. net operating loss carryforwards. During the year ended December 31, 2013, the Company recorded a valuation allowance release of $355.8 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

The Company regularly evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard as defined by generally accepted accounting principles. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	future reversals of existing taxable temporary differences;

•	future taxable income exclusive of reversing termporary differences and carryforwards;

•	taxable income in prior carryback years; and

•	tax planning strategies.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors, including but not limited to:

•	nature, frequency and severity of recent losses;

•	duration of statutory carryforward periods;

•	historical experience with tax attributes expiring unused; and

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

•	near- and medium-term financial outlook.

As indicated by applicable accounting standards, it is inherently difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses.

The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the financial statements or tax returns and future profitability. The Company's accounting for deferred taxes represents management's best estimate of those future events. Changes in the current estimates, due to unanticipated events or otherwise, could have a material effect on the Company's financial condition and results of operations.

Over the past year, culminating in the fourth quarter 2013, the Company has taken significant actions to transform its business and reduce uncertainty. These actions included the following:

(1)	the retirement of higher cost long-term Federal Home Loan Bank advances;

(2)	the related loss on extinguishment of debt as a result of the prepayment of the higher cost long-term Federal Home Loan Bank advances;

(3)	the payment of litigation settlement costs incurred in connection with Assured and MBIA litigation settlements;

(4)	the sale of mortgage servicing rights while retaining the subservicing; and

(5)	the settlements reached with Fannie Mae and Freddie Mac.

When evaluating whether the Company has overcome the significant negative evidence attributable to actual cumulative losses in recent years, the Company adjusted those losses for items that the Company believes are not indicative of its ability to generate taxable income in future years. The Company reflects adjusted cumulative income after applying those items that are not indicative of its ability to generate taxable income in future years. The Company considers this objectively verifiable evidence that its current earnings model is capable of generating future taxable income sufficient to utilize substantially all of the net operating loss carryforwards as of December 31, 2013. The Company believes that this evidence is sufficient to overcome the unadjusted cumulative losses in recent years.

Other positive evidence considered in connection with the Company's decision to release its federal deferred tax asset valuation allowance include the historic ability to utilize deferred tax assets before they expire, as well as its detailed forecasts projecting the complete realization of all federal deferred tax assets before expiration under the most conservative and stressed earnings scenarios. In order to realize the deferred tax assets, the Company needs to generate approximately $1.1 billion of pre-tax income over the next 20 years. The Company believes that it is more likely than not that this level of pre-tax income will be achievable even under stressed scenarios.

The Company also considered actions taken during the year ended December 31, 2013, which create more certainty regarding its future taxable income including settlements reached with Fannie Mae, Freddie Mac, MBIA and Assured litigation settlements, prepayment of higher cost long-term Federal Home Loan Bank advances and the sale of mortgage servicing rights while retaining the subservicing. The Company has a history of utilizing 100 percent of deferred tax assets before they expire. Forecasts of taxable earnings project a complete realization of all federal deferred tax assets before they expire, including under stressed forecast scenarios. The unprecedented mortgage market conditions have been managed by the Company to minimize the impact should similar volatility recur in the future through cost containment, employee reductions, etc. which give further support to the reliability of forecasted taxable earnings.

Upon considering all of the available positive and negative evidence, and the extent to which that evidence was objectively verifiable, the Company determined that the positive evidence outweighed the negative evidence and the deferred tax assets are more likely than not realizable, as of and for the year ended December 31, 2013. As a result, the valuation allowance has been reversed in the amount of $355.8 million, or $6.29 per diluted share, during the year ended December 31, 2013 that benefited income tax expense. A partial valuation allowance will remain against state deferred tax assets due to loss carryover limitations.

Representation and Warranty Reserve

The Company sells or securitizes most of the residential first mortgage loans that it originates into the secondary mortgage market. When the Company sells mortgage loans, it makes customary representations and warranties to the

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loan. The Company maintains a representation and warranty reserve to account for the probable losses inherent in loans it might be required to repurchase (or the indemnity payments it may have to make to purchasers). The representation and warranty reserve takes into account both the estimate of probable losses inherent in loans sold during the current accounting period as well as adjustments to the Company’s previous estimates of probable losses inherent in loans sold. In each case, these estimates are based on the Company’s most recent data regarding loan repurchases and indemnifications, and actual credit losses on repurchased and indemnified loans, among other factors. Increases to the representation and warranty reserve for current loan sales reduce the Company’s net gain on loan sales. Adjustments to the Company’s previous estimates are recorded as an increase or decrease to representation and warranty reserve — change in estimate in the Consolidated Statements of Operations.

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

As of December 31, 2013, the Bank has accrued $93.0 million, which represents the fair value of the Additional Payments. See Note 4 of the Notes to the Consolidated Financial Statements, herein, for further information on the fair value of the DOJ litigation settlement. Other than as set forth above, the DOJ Agreement does not have any effect on FHA insured loans in the portfolio, including loans classified as loans repurchased with government guarantees as discussed in Note 7 of the Notes to the Consolidated Financial Statements, herein. The Company believes that such loans retain FHA insurance, and the Bank continues to process such loans for insurance claims in the normal course and receive payments thereon from the FHA. Based on the experience subsequent to the Bank's agreement with the DOJ, the Company believes such claims are not subject to denial or dispute other than in the normal course of insurance claim processing.

Advertising Costs

Advertising costs are expensed in the period they are incurred and are included as part of "general and administrative" expenses in the Consolidated Statements of Operations. Advertising expenses totaled $8.9 million, $11.9 million, and $7.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Stock-Based Compensation

The Company utilizes accounting guidance within ASC Topic 718, "Compensation-Stock Compensation," to account for its stock-based compensation. This accounting guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the Consolidated Statements of Operations based on their fair values. The amount of compensation is measured at the fair value of the options when granted and this cost is expensed over the requisite service period, which is normally the vesting period of the options.

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

Note 4 — Fair Value Measurements

The Company utilizes fair value measurements to record certain assets and liabilities at fair value and to determine fair value disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability through an orderly transaction between market participants at the measurement date. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, the Company uses present value techniques and other valuation methods to estimate the fair values of its financial instruments. These valuation models rely on market-based parameters when available, such as interest rate yield curves, credit spreads or unobservable inputs. Unobservable inputs may be based on management's judgment, assumptions and estimates related to credit quality, the Company's future earnings, interest rates and other relevant inputs. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Investment securities available-for-sale. These securities are comprised of U.S. government sponsored agencies, non-agency collateralized mortgage obligations ("CMOs"), mortgage securitization and municipal obligations.

The Company measures fair value using prices obtained from pricing services. A review is performed on the security prices received from the pricing services, which includes discussion and analysis of the inputs used by the pricing services to value our securities. Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange markets), bid prices (the price at which a buyer stands ready to purchase) and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including; quotes for similar fixed-income securities, matrix pricing, discounted cash flow using benchmark curves or other factors to determine fair value. U.S. government sponsored agencies are classified within Level 1 of the valuation hierarchy and all other debt securities are classified as Level 2 of the valuation hierarchy.

The quoted market prices are not available for municipal obligations and the fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and those securities are classified within Level 2 of the valuation hierarchy.The Company determined the fair value of the mortgage securitization, FSTAR 2006-1 mortgage securitization trust, using a discounted estimated net future cash flow model and therefore classified it within the Level 3 valuation hierarchy as the model utilizes significant inputs which are unobservable. As of June 30, 2013, following the MBIA Settlement Agreement, the FSTAR 2006-1 mortgage securitization, which was recorded as available-for-sale investment securities, was collapsed and the Company then transferred the loans associated with the securitization to its loan held-for-investment portfolio at fair value and dissolved the FSTAR 2006-1 mortgage securitization trust.

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

As of June 30, 2013, the HELOC securitizations have been reconsolidated such that the HELOC loans associated with the FSTAR 2005-1 and FSTAR 2006-2 securitization trusts have been recorded in the Consolidated Financial Statement as loans held-for-investment at fair value, as a result of the Assured Settlement Agreement. These loans are recorded at fair value via fair value option using the present value of expected cash flows discounted at market rates typical of assets with similar risk profiles. The Company records these loans as a recurring Level 3 valuation. Included in loans held-for-investment prior to June 30, 2013 was transferors' interest on the HELOC securitization trusts. The Company determined the fair value of transferors' interest based on the claims due to the note insurer and continuing credit losses on the loans underlying the securitizations, which were considered to be Level 3.

Also, included in loans held-for-investment are the second mortgage loans associated with the previous FSTAR 2006-1 mortgage securitization trust. The loans are recorded at fair value using a discounted estimated net future cash flow model and therefore classified within the Level 3 valuation hierarchy as the model utilizes significant inputs which are unobservable. As of June 30, 2013, following the MBIA Settlement Agreement, the FSTAR 2006-1 mortgage securitization, which was recorded as available-for-sale investment securities, was collapsed and the Company then transferred the second mortgage loans associated with the mortgage securitization to its loans held-for-investment portfolio at fair value via fair value option and dissolved the FSTAR 2006-1 mortgage securitization trust. The Company records these loans as a recurring Level 3 valuation. See Note 11 of the Notes to the Consolidated Financial Statements, herein, for additional information.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Repossessed assets. Loans on which the underlying collateral has been repossessed are adjusted to fair value less costs to sell upon transfer to repossessed assets. Subsequently, repossessed assets are carried at the lower of carrying value or fair value, less anticipated marketing and selling costs. Fair value is generally based upon third-party appraisals or internal fair value estimates based on repossessed asset experience and considered a Level 3 classification.

MSRs. The current market for MSRs is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. Management obtains third-party valuations of the MSR portfolio on a quarterly basis from independent valuation experts to assess the reasonableness of the fair value calculated by its internal valuation model. In certain circumstances, based on the probability of the completion of a sale of MSRs pursuant to a bona-fide purchase offer, the Company considers the bid price of that offer and identifiable transaction costs in comparison to the calculated fair value and may adjust the estimate of fair value to reflect the terms of the pending transaction. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. See Note 14 of the Notes to the Consolidated Financial Statements, herein, for the key assumptions used in the MSR valuation process.

Derivative financial instruments. Certain classes of derivative contracts are listed on an exchange and are actively traded, and they are therefore classified within Level 1 of the valuation hierarchy. These include U.S. Treasury futures and U.S. Treasury options. The Company's forward loan sale commitments and interest rate swaps are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy. Rate lock commitments are valued using internal models with significant unobservable market parameters and therefore are classified within Level 3 of the valuation hierarchy. The Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. The derivatives are reported in either other assets or other liabilities on the Consolidated Statements of Financial Condition.

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

The Company has elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement. As of December 31, 2013, the Bank has accrued $93.0 million, which represents the fair value of the Additional Payments. The signed DOJ Agreement establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability.

At December 31, 2013 and 2012, the cash flows are discounted using a 9.9 percent and 14.9 percent, respectively, discount rate that is inclusive of the risk free rate based on the expected duration of the liability and an adjustment for nonperformance risk that represents the Company's credit risk. The model assumes that at December 31, 2013, the Company

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

will have met substantially all of the stipulations required for the commencement of payments to the DOJ. The decrease in the discounted cash flow rate is primarily due to the adjustments for nonperformance risk that represents the Company's credit risk.

The liability is classified within Level 3 of the valuation hierarchy given the projections of earnings and growth rate assumptions are unobservable inputs. The litigation settlement is included in other liabilities on the Consolidated Financial Statements and changes in the fair value of the litigation settlement will be recorded each quarter in other noninterest expense on the Consolidated Statements of Operations. See Note 28 of the Notes to the Consolidated Financial Statements, herein, for further information on the DOJ litigation settlement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value as of December 31, 2013 and 2012, by caption on the Consolidated Statements of Financial Condition and by the valuation hierarchy (as described above).

December 31, 2013	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Investment securities available-for-sale
U.S. government sponsored agencies	$1,028,248	$—	$—	$1,028,248
Municipal obligations	—	17,300	—	17,300
Loans held-for-sale
Residential first mortgage loans	—	1,140,507	—	1,140,507
Loans held-for-investment
Residential first mortgage loans	—	18,625	—	18,625
Second mortgage loans	—	—	64,685	64,685
HELOC loans	—	—	155,012	155,012
Mortgage servicing rights	—	—	284,678	284,678
Derivative assets
U.S. Treasury futures	1,221	—	—	1,221
Forward agency and loan sales	—	19,847	—	19,847
Rate lock commitments	—	—	10,329	10,329
Interest rate swaps	—	1,797	—	1,797
Total derivative assets	1,221	21,644	10,329	33,194
Total assets at fair value	$1,029,469	$1,198,076	$514,704	$2,742,249
Derivative liabilities
Agency forwards	$(1,665)	$—	$—	$(1,665)
Interest rate swaps	—	(1,797)	—	(1,797)
Total derivative liabilities	(1,665)	(1,797)	—	(3,462)
Warrant liabilities	—	(10,802)	—	(10,802)
Long-term debt	—	—	(105,813)	(105,813)
Litigation settlement	—	—	(93,000)	(93,000)
Total liabilities at fair value	$(1,665)	$(12,599)	$(198,813)	$(213,077)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

December 31, 2012	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Trading Securities
U.S. Treasury bonds	$170,086	$—	$—	$170,086
Investment securities available-for-sale
Mortgage securitization	—	—	91,117	91,117
U.S. government sponsored agencies	79,717	—	—	79,717
Municipal obligations	—	13,611	—	13,611
Loans held-for-sale
Residential first mortgage loans	—	2,865,696	—	2,865,696
Loans held-for-investment
Residential first mortgage loans	—	20,219	—	20,219
Transferors' interest	—	—	7,103	7,103
Mortgage servicing rights	—	—	710,791	710,791
Derivative assets
U.S. Treasury futures	2,203	—	—	2,203
Agency forwards	3,618	—	—	3,618
Rate lock commitments	—	—	86,200	86,200
Interest rate swaps	—	5,813	—	5,813
Total derivative assets	5,821	5,813	86,200	97,834
Total assets at fair value	$255,624	$2,905,339	$895,211	$4,056,174
Derivative liabilities
Forward agency and loan sales	$—	$(14,021)	$—	$(14,021)
Interest rate swaps	—	(5,813)	—	(5,813)
Total derivative liabilities	—	(19,834)	—	(19,834)
Warrant liabilities	—	(11,346)	—	(11,346)
Litigation settlement	—	—	(19,100)	(19,100)
Total liabilities at fair value	$—	$(31,180)	$(19,100)	$(50,280)

A determination to classify a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 inputs, observable inputs (that is, inputs that are actively quoted and can be validated to external sources). Also, the Company manages the risk associated with the observable components of Level 3 financial instruments using securities and derivative positions that are classified within Level 1 or Level 2 of the valuation hierarchy; these Level 1 and Level 2 risk management instruments are not included the Level 3 rollforward table below, and therefore the gains and losses in the tables do not reflect the effect of the Company's risk management activities related to such Level 3 instruments. The Company had no transfers of assets or liabilities recorded at fair value between fair value Levels during the year ended December 31, 2013.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

contain unobservable inputs. The impact of the transfer did not have a material effect on the Company's Consolidated Financial Statements or the Notes thereto and was limited to disclosure.

Fair Value Measurements Using Significant Unobservable Inputs

The tables below include a roll forward of the Consolidated Statements of Financial Condition amounts for the years ended December 31, 2013, 2012 and 2011 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

Year Ended December 31, 2013	Balance at Beginning of Year	Recorded in Earnings		Recorded in OCI	Purchases	Sales	Settlements	Balance at End of Year	Changes In Unrealized Held at End of Year (3)
		Total Unrealized Gains/ (Losses)	Total Realized Gains/ (Losses)	Total Unrealized Gains/ (Losses)
	(Dollars in thousands)
Assets
Investment securities available-for-sale (1)
Mortgage securitization	$91,117	$—	$(8,789)	$871	$—	$(73,327)	$(9,872)	$—	$—
Loans held-for-investment
Second mortgage loans	—	817	(6,362)	—	80,543	—	(10,313)	64,685	14,277
HELOC loans	—	(7,769)	10,816	—	170,727	—	(18,762)	155,012	15,073
Transferors' interest	7,103	(174)	45,708	—	—	(52,637)	—	—	—
Mortgage servicing rights	710,791	105,971	—	—	541,039	(973,803)	(99,320)	284,678	18,828
Derivative financial instruments
Rate lock commitments	86,200	—	(149,585)	—	376,749	(241,264)	(61,771)	10,329	(17,534)
Totals	$895,211	$98,845	$(108,212)	$871	$1,169,058	$(1,341,031)	$(200,038)	$514,704	$30,644
Liabilities
Long-term debt	$—	$—	$(6,168)	$—	$(119,980)	$—	$20,335	$(105,813)	$—
Litigation settlement	(19,100)	—	(73,900)	—	—	—	—	(93,000)	—
Totals	$(19,100)	$—	$(80,068)	$—	$(119,980)	$—	$20,335	$(198,813)	$—
Year Ended December 31, 2012
Assets
Investment securities available-for-sale (1)(2)
Non-agency CMOs	$254,928	$(2,192)	$330	$17,160	$—	$(249,246)	$(20,980)	$—	$—
Mortgage securitization	110,328	—	—	2,768	—	(21,979)	—	91,117	2,768
Loans held-for-investment
Transferors' interest	9,594	61	(2,552)	—	—	—	—	7,103	—
Mortgage servicing rights	510,475	(195,821)	—	—	535,875	(139,738)	—	710,791	10,900
Derivative financial instruments
Rate lock commitments	70,965	—	530,431	—	920,512	(1,092,117)	(343,591)	86,200	84,031
Totals	$956,290	$(197,952)	$528,209	$19,928	$1,456,387	$(1,503,080)	$(364,571)	$895,211	$97,699
Liabilities
Litigation settlement	$(18,300)	$—	$(800)	$—	$—	$—	$—	$(19,100)	$—
Year Ended December 31, 2011
Assets
Investment securities available-for-sale (1)(2)
Non-agency CMOs	$330,781	$(24,038)	$—	$11,280	$—	$(63,095)	$—	$254,928	$11,280
Mortgage securitization	136,707	—	—	87	—	(26,466)	—	110,328	87
Loans held-for-investment
Transferors' interest	17,439	(2,172)	(5,673)	—	—	—	—	9,594	—
Mortgage servicing rights	580,299	(169,498)	—	—	254,818	(87,265)	(67,879)	510,475	(122,966)
Derivative financial instruments
Rate lock commitments	14,396	53,669	177,926	—	318,230	(308,768)	(184,488)	70,965	292
Totals	$1,079,622	$(142,039)	$172,253	$11,367	$573,048	$(485,594)	$(252,367)	$956,290	$(111,307)
Liabilities
Litigation settlement	$—	$—	$—	$—	$—	$—	$(18,300)	$(18,300)	$—

(1)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in noninterest income.

(2)
U.S. government agency investment securities available-for-sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation. Non-agency CMOs classified as available-for-sale are valued using internal valuation models and pricing information from third parties.

(3)	Changes in the unrealized gains (losses) related to financial instruments held at the end of the period.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of December 31, 2013 and 2012.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2013	(Dollars in thousands)
Assets
Second mortgage loans	$64,685	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average	7.1% - 10.7% (8.9%) 10.5% - 15.7% (13.1%) 2.2% - 3.2% (2.7%)
FSTAR 2005-1 HELOC loans	$78,009	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	5.6% - 8.4% (7.0%) 12.8% - 19.2% (16.0%) 11.6% - 17.4% (14.5%) 80.0% - 120.0% (100.0%)
FSTAR 2006-2 HELOC loans	$77,003	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	7.2% - 10.8% (9.0%) 9.6% - 14.4% (12.0%) 39.9% - 59.8% (49.9%) 80.0% - 120.0% (100.0%)
Mortgage servicing rights	$284,678	Discounted cash flows	Origination adjusted spread Constant prepayment rate Weighted average cost to service per loan	5.9% - 8.9% (7.7%) 9.7% - 14.0% (11.9%) 59.1% - 88.6% (73.8%)
Rate lock commitments	$10,329	Consensus pricing	Origination pull-through rate	65.9% - 98.8% (82.3%)
Liabilities
FSTAR 2005-1 Long-term debt	$(55,172)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	5.6% - 8.4% (7.0%) 12.8% - 19.2% (16.0%) 11.6% - 17.4% (14.5%) 80.0% - 120.0% (100.0%)
FSTAR 2006-2 Long-term debt	$(50,641)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	7.2% - 10.8% (9.0%) 9.6% - 14.4% (12.0%) 39.9% - 59.9% (49.9%) 80.0% - 120.0% (100.0%)
Litigation settlement	$(93,000)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2012	(Dollars in thousands)
Assets
FSTAR 2006-1 mortgage securitization	$91,117	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average Loss severity	7.2% - 10.8% (9.0%) 7.6% - 11.3% (9.4%) 5.3% - 8.0% (6.7%) 80.0% - 120.0% (100.0%)
FSTAR 2005-1 transferors' interest	$7,103	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	4.6% - 6.9% (5.7%) 9.6% - 14.4% (12.0%) 11.4% - 17.2% (14.3%) 80.0% - 120.0% (100.0%)
Mortgage servicing rights	$710,791	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	4.9% - 7.4% (6.1%) 14.0% - 20.3% (17.3%) 58.6% - 87.9% (73.3%)
Rate lock commitments	$86,200	Consensus pricing	Origination pull-through rate	62.8% - 94.2% (78.5%)
Liabilities
Litigation settlement	$(19,100)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA (2015-2017)	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

The significant unobservable inputs used in the fair value measurement of the second mortgage loans associated with the FSTAR 2006-1 mortgage securitization trust are discount rates, prepayment rates and default rates. Significant increase (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases in both prepay rates and default rates in isolation result in a higher fair value; however, generally a change in the assumption used for the probability of default is accompanied by a directionally opposite change in the assumption used for prepayment rates, which would offset a portion of the fair value change.

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

The significant unobservable inputs used in the fair value measurement of the two HELOC securitizations (FSTAR 2005-1 and FSTAR 2006-2) are discount rates, prepayment rates, loss rates and loss severity. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases (decreases) in prepay rates in isolation would result in a higher (lower) fair value measurement while increases (decreases) in loss rates in isolation would result in a lower (higher) fair value. Significant increases (decreases) in the loss severity rate in isolation would result in a significantly lower (higher) fair value measurement.

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

The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates and cost to service. Significant increases (decreases) in all the assumptions in isolation would result in a significantly lower (higher) fair value measurement.

The significant unobservable input used in the fair value measurement of the rate lock commitments is the pull through rate. The pull through rate is a statistical analysis of the Company's actual rate lock fallout history to determine the sensitivity of the residential mortgage loan pipeline compared to interest rate changes and other deterministic values. New

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

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

The significant unobservable inputs used in the fair value measurement of the DOJ litigation settlement are future balance sheet and growth rate assumptions for overall asset growth, MSR growth, peer group return on assets, and return on assets improvement. The current assumptions are based on management's approved, strategic performance targets beyond the current strategic modeling horizon (2014). The Bank's target asset growth rate post 2014 is based off of growth in the balance sheet. Significant increases (decreases) in the bank's growth rate in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the bank's MSR growth rate in isolation would result in a marginally lower (higher) fair value measurement. Significant increases (decreases) in the peer group's return on assets improvement in isolation would result in a marginally higher (lower) fair value measurement. Significant increases (decreases) in the bank's return on assets improvement in isolation would result in a marginally higher (lower) fair value measurement.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.

Assets Measured at Fair Value on a Nonrecurring Basis

Level 3
(Dollars in thousands)
December 31, 2013
Impaired loans held-for-investment (1)
Residential first mortgage loans	$68,252
Commercial real estate loans	1,500
Repossessed assets (2)	36,636
Totals	$106,388
December 31, 2012
Impaired loans held-for-investment (1)
Residential first mortgage loans	$147,036
Commercial real estate loans	73,810
Repossessed assets (2)	120,732
Totals	$341,578

(1)
The Company recorded $155.0 million, $208.1 million and $121.8 million in fair value losses on impaired loans (included in provision for loan losses on the Consolidated Statements of Operations) during the years ended December 31, 2013, 2012 and 2011, respectively.

(2)
The Company recorded $9.7 million, $11.4 million and $20.4 million in losses related to write-downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net losses of $25.9 million, $11.2 million and $4.7 million on sales of repossessed assets during the years ended December 31, 2013, 2012 and 2011, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following tables present the quantitative information about non-recurring Level 3 fair value financial instruments and the fair value measurements as of December 31, 2013.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
December 31, 2013	(Dollars in thousands)
Impaired loans held-for-investment
Residential first mortgage loans	$68,252	Fair value of collateral	Loss severity discount	0% - 100% (44.9%)
Commercial real estate loans	$1,500	Fair value of collateral	Loss severity discount	0% - 100% (39.6%)
Repossessed assets	$36,636	Fair value of collateral	Loss severity discount	0% - 100% (45.3%)

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
December 31, 2012	(Dollars in thousands)
Impaired loans held-for-investment
Residential first mortgage loans	$147,036	Fair value of collateral	Loss severity discount	0% - 100% (46.6%)
Commercial real estate loans	$73,810	Fair value of collateral	Loss severity discount	0% - 100% (41.6%)
Repossessed assets	$120,732	Fair value of collateral	Loss severity discount	0% - 100% (44.0%)

The Company has certain impaired residential first mortgage and commercial real estate loans that are measured at fair value on a nonrecurring basis. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals or other third party price opinions are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized.

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

The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value or cost.

	December 31, 2013
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$280,505	$280,505	$280,505	$—	$—
Investment securities available-for-sale	1,045,548	1,045,548	1,028,248	17,300	—
Loans held-for-sale	1,480,418	1,469,820	—	1,469,820	—
Loans repurchased with government guarantees	1,273,690	1,212,799	—	1,212,799	—
Loans held-for-investment, net	3,848,756	3,653,292	—	18,625	3,634,667
Repossessed assets	36,636	36,636	—	—	36,636
Federal Home Loan Bank stock	209,737	209,737	209,737	—	—
Mortgage servicing rights	284,678	284,678	—	—	284,678
Customer initiated derivative interest rate swaps	1,797	1,797	—	1,797	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(3,919,937)	(3,778,890)	—	(3,778,890)	—
Certificates of deposit	(1,026,129)	(1,034,599)	—	(1,034,599)	—
Government deposits	(602,398)	(596,778)	—	(596,778)	—
Wholesale deposit	(8,717)	(8,716)	—	(8,716)	—
Company controlled deposits	(583,145)	(577,662)	—	(577,662)	—
Federal Home Loan Bank advances	(988,000)	(988,102)	(988,102)	—	—
Long-term debt	(353,248)	(202,887)	—	(97,074)	(105,813)
Warrant liabilities	(10,802)	(10,802)	—	(10,802)	—
Litigation settlement	(93,000)	(93,000)	—	—	(93,000)
Customer initiated derivative interest rate swaps	(1,797)	(1,797)	—	(1,797)	—
Derivative Financial Instruments
Forward agency and loan sales	19,847	19,847	—	19,847	—
Rate lock commitments	10,329	10,329	—	—	10,329
U.S. Treasury and agency futures/forwards	(444)	(444)	(444)	—	—

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

	December 31, 2012
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$952,793	$952,793	$952,793	$—	$—
Trading securities	170,086	170,086	170,086	—	—
Investment securities available-for-sale	184,445	184,445	79,717	13,611	91,117
Loans held-for-sale	3,939,720	3,945,133	—	3,945,133	—
Loans repurchased with government guarantees	1,841,342	1,704,317	—	1,704,317	—
Loans held-for-investment	5,133,101	5,119,704	—	20,219	5,099,485
Repossessed assets	120,732	120,732	—	—	120,732
Federal Home Loan Bank stock	301,737	301,737	301,737	—	—
Mortgage servicing rights	710,791	710,791	—	—	710,791
Customer initiated derivative interest rate swaps	5,813	5,813	—	5,813	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(3,192,006)	(3,121,643)	—	(3,121,643)	—
Certificates of deposit	(3,175,481)	(3,199,242)	—	(3,199,242)	—
Government deposits	(819,078)	(816,258)	—	(816,258)	—
Wholesale deposit	(99,338)	(101,729)	—	(101,729)	—
Company controlled deposits	(1,008,392)	(1,005,780)	—	(1,005,780)	—
Federal Home Loan Bank advances	(3,180,000)	(3,422,567)	(3,422,567)	—	—
Long-term debt	(247,435)	(78,220)	—	(78,220)	—
Warrant liabilities	(11,346)	(11,346)	—	(11,346)	—
Litigation settlement	(19,100)	(19,100)	—	—	(19,100)
Customer initiated derivative interest rate swaps	(5,813)	(5,813)	—	(5,813)	—
Derivative Financial Instruments
Forward agency and loan sales	(14,021)	(14,021)	—	(14,021)	—
Rate lock commitments	86,200	86,200	—	—	86,200
U.S. Treasury and agency futures/forwards	5,821	5,821	5,821	—	—

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

The Company elected the fair value option for held-for-sale loans, originated post 2009, and the litigation settlement liability to better reflect the management of these financial instruments on a fair value basis. Loan held-for-investment include loans that were originated as loans held-for-sale and later transferred to loans held-for-investment at fair value. Interest income on loans held-for-sale is accrued on the principal outstanding using the interest method. Interest expense on the litigation settlement will be included in the overall change in fair value of the liability each quarter. Direct loan origination cost and fees on loans held-for-sale are recognized in income at origination.

As of June 30, 2013, following the MBIA Settlement Agreement, the Company dissolved the FSTAR 2006-1 mortgage securitization trust and transferred the second mortgage loans, underlying the collapsed FSTAR 2006-1 mortgage securitization which were carried at fair value in available-for-sale investment securities. The change in fair value relating to the loans is recorded in other noninterest income.

As of June 30, 2013, following the Assured Settlement Agreement, the Company elected the fair value option for the assets and liabilities of reconsolidated VIEs related to the HELOC securitization trusts. This option is generally elected for newly consolidated VIEs for which predominantly all of the Company's interests, prior to consolidation, are carried at fair value with changes in fair value recorded to earnings. The change in fair value relating to the assets and liabilities of these transactions is recorded in other noninterest income. Accordingly, such an election allows the Company to continue fair value accounting through earnings for those interests and eliminate income statement mismatch otherwise caused by differences in the measurement basis of the consolidated VIEs assets and liabilities.

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

	For the Years Ended December 31,
	2013	2012	2011
Assets	(Dollars in thousands)
Loans held-for-sale
Net gain on loan sales	$200,639	$784,760	$356,278
Loans held-for-investment
Interest income on loans	(779)	(637)	685
Other noninterest income	29,175	—	—
Liabilities
Long-term debt
Other noninterest income	$5,117	$—	$—
Litigation settlement
Legal and professional expense	(73,900)	(930)	(18,300)

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of December 31, 2013, 2012 and 2011 for assets and liabilities for which the fair value option has been elected.

	December 31, 2013			December 31, 2012			December 31, 2011
	(Dollars in thousands)
	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) UPB
Assets
Nonaccrual loans
Loans held-for-sale	$—	$—	$—	$222	$240	$18	$281	$291	$10
Loans held-for-investment	10,764	4,014	(6,750)	2,021	2,064	43	2,989	2,963	(26)
Total loans	$10,764	$4,014	(6,750)	$2,243	$2,304	$61	$3,270	$3,254	$(16)
Other performing loans
Loans held-for-sale	$1,109,517	$1,140,507	$30,990	$2,734,756	$2,865,456	$130,700	$1,570,302	$1,629,327	$59,025
Loans held-for-investment	257,665	234,308	(23,357)	17,589	18,155	566	18,699	19,688	989
Total loans	$1,367,182	$1,374,815	$7,633	$2,752,345	$2,883,611	$131,266	$1,589,001	$1,649,015	$60,014
Total loans
Loans held-for-sale	$1,109,517	$1,140,507	$30,990	$2,734,978	$2,865,696	$130,718	$1,570,583	$1,629,618	$59,035
Loans held-for-investment	268,429	238,322	(30,107)	19,610	20,219	609	21,688	22,651	963
Total loans	$1,377,946	$1,378,829	$883	$2,754,588	$2,885,915	$131,327	$1,592,271	$1,652,269	$59,998
Liabilities
Long-term debt	$(116,504)	$(105,813)	$10,691	$—	$—	$—	$—	$—	$—
Litigation settlement	N/A (1)	(93,000)	N/A (1)	N/A (1)	(19,100)	N/A (1)	N/A (1)	(18,300)	N/A (1)

(1)
Remaining principal outstanding is not applicable to the litigation settlement because it does not obligate the Company to return a stated amount of principal at maturity, but instead return an amount based upon performance on the underlying terms in the Agreement.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 5 — Investment Securities

As of December 31, 2013 and 2012, investment securities were comprised of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2013
Available-for-sale securities
U.S. government sponsored agencies	$1,037,289	$1,546	$(10,587)	$1,028,248
Municipal obligations	17,300	—	—	17,300
Total available-for-sale securities	$1,054,589	$1,546	$(10,587)	$1,045,548
December 31, 2012
Trading securities
U.S. Treasury bonds	$169,991	$95	$—	$170,086
Available-for-sale securities
Mortgage securitization	$101,272	$—	$(10,155)	$91,117
U.S. government sponsored agencies	77,328	2,389	—	79,717
Municipal obligations	13,611	—	—	13,611
Total available-for-sale securities	$192,211	$2,389	$(10,155)	$184,445

Trading

Securities classified as trading are comprised of U.S. Treasury bonds and are distinguished from available-for-sale based upon the intent of the Company to use them as an economic offset against changes in the valuation of the MSR portfolio; however, these securities do not qualify as an accounting hedge.

For U.S. Treasury bonds held, the Company recorded an unrealized loss of $0.1 million, an unrealized loss of $21.5 million and an unrealized gain of $21.1 million during the years ended December 31, 2013, 2012 and 2011, respectively.

The Company had $170.0 million of U.S. Treasury bonds sales during the year ended December 31, 2013, which resulted in a $0.2 million realized gain. The Company sold $290.0 million of U. S. Treasury bonds, which resulted in a realized gain of $19.5 million for the year ended December 31, 2012 and had no sales of U.S. Treasury bond during the year ended December 31, 2011.

The Company had no purchases of trading securities during the year ended December 31, 2013, compared to $170.0 million for the year ended December 31, 2012 and $131.7 million of purchases of trading securities during the year ended December 31, 2011.

The Company has pledged certain U.S. Treasury bonds trading securities to collateralize servicing related exposures with Fannie Mae. At December 31, 2013 and 2012, the Company had no pledged trading securities and $55.9 million of trading securities, respectively.

Available-for-sale

At December 31, 2013 and 2012, the Company had $1.0 billion and $184.4 million, respectively, in investment securities available-for-sale which were comprised of U.S. government sponsored agencies, mortgage securitization and municipal obligations. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature. Credit related declines in the securities are classified as other-than-temporary impairments ("OTTI") and are reported as a separate component of non-interest income within the Consolidated Statement of Operations. OTTI is considered to have occurred if (1) if the Company intends to sell the security; (2) if it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows are not sufficient to recover all contractually required principal and interest payments. As of June 30, 2013, the FSTAR 2006-1 mortgage securitization trust was dissolved and the Company

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

transferred the second mortgage loans associated with the FSTAR 2006-1 mortgage securitization into its loans held-for investment portfolio.

The Company purchased $1.1 billion of U.S. government sponsored agencies and $20.0 million of municipal obligations during the year ended December 31, 2013, compared to no purchases of U.S. government sponsored agencies and $20.0 million of municipal obligations during the year ended December 31, 2012 and $149.8 million of U.S. government sponsored agencies purchases and no purchases of municipal obligations during the year ended December 31, 2011.

The Company has pledged available-for-sale securities, primarily U.S. government sponsored agencies, to collateralize lines of credit and/or borrowings with the Fannie Mae. At December 31, 2013, the Company pledged $7.8 million of available-for-sale securities, compared to none at December 31, 2012.

The following table summarizes by duration the unrealized loss positions on securities classified as available-for-sale.

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
Type of Security	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in thousands)
December 31, 2013
U.S. government sponsored agencies	$—	—	$—	$825,308	63	$(10,587)
December 31, 2012
Mortgage securitization	$91,117	1	$(10,155)	$—	—	$—
December 31, 2011
Non-agency CMOs	$208,515	9	$(21,123)	$46,413	2	$(1,971)
Mortgage securitization	110,328	1	(12,923)	—	—	—

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

During the year ended December 31, 2013, the Company recognized $8.8 million of additional OTTI on the FSTAR 2006-1 mortgage securitization, which was subsequently dissolved at June 30, 2013 as a result of the MBIA settlement agreement. Accordingly, the second mortgage loans associated with the FSTAR 2006-1 mortgage securitization were transferred into loans held-for-investment at June 30, 2013. Also a result of the MBIA Settlement Agreement, the Company recognized a tax benefit of $6.1 million during the second quarter 2013 representing the recognition of the residual tax effect associated with the previously unrealized losses on the mortgage securitization recorded in other comprehensive income (loss). At December 31, 2013, the Company had no OTTI.

During the year ended December 31, 2012, the Company recognized $2.2 million of OTTI on non-agency CMOs and the mortgage securitization, which were recognized on seven securities that had losses prior to December 31, 2012, primarily due to forecasted credit losses. At December 31, 2012, the Company had total OTTI of $2.8 million on one mortgage securitization, with existing OTTI in the available-for-sale portfolio, of which $5.0 million net gain was recognized in other comprehensive income (loss).

During the year ended December 31, 2011, the Company recognized $24.0 million of OTTI on non-agency CMOs and the mortgage securitization, which were recognized on 11 securities that had losses prior to December 31, 2011, primarily due to forecasted credit losses. At December 31, 2011, the Company had total OTTI of $59.4 million on 11 non-agency CMOs and the mortgage securitization, with existing OTTI in the available-for-sale portfolio, of which $6.4 million net gain was recognized in other comprehensive income (loss).

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table shows the activity for OTTI credit loss.

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Beginning balance of amount related to credit losses	$(2,793)	$(59,376)	$(40,045)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life	389	6,680	4,708
Reductions for investment securities sold during the period (realized)	11,193	52,095	—
Additions for the amount related to the credit loss for which an OTTI impairment was not previously recognized	(8,789)	(2,192)	(24,039)
Ending balance of amount related to credit losses	$—	$(2,793)	$(59,376)

Gains (losses) on the sale of U.S. government sponsored agency mortgage-backed securities available-for-sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the year ended December 31, 2013, sales of agency securities with underlying mortgage products recently originated by the Bank were $287.0 million, resulting in $0.7 million of net loss on loan sale compared with no sales during the years ended December 31, 2012 and December 31, 2011.

Gains (losses) on the sales for available-for-sale securities are reported in net gain on securities available-for-sale in the Consolidated Statements of Operations. During the year ended December 31, 2013, there were $38.6 million sales of U.S. government sponsored agencies, which resulted in a gain of $1.0 million. During the year ended December 31, 2012, the Company sold $253.7 million of non-agency CMOs and U.S. government sponsored agencies resulting in a gain of $2.6 million, compared to no sales of non-agency CMOs and U.S. government sponsored agencies during the year ended December 31, 2011. The gain on the sale of non-agency CMOs and seasoned agency securities completed during the year ended December 31, 2012 resulted in the Company also recognizing $19.9 million of tax benefits representing the recognition of the residual tax effect associated with unrealized losses on this portfolio previously recorded in other comprehensive income.

The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2013 and 2012 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Investment Securities Available-for-Sale
	Amortized Cost	Estimated Fair Value
December 31, 2013	(Dollars in thousands)
Due in one year or less	$2,985	$2,985
Due after one year through five years	14,315	14,315
Due after five years through ten years	68,965	69,212
Due after ten years	968,324	959,036
Total	$1,054,589	$1,045,548

	Investment Securities Available-for-Sale
	Amortized Cost	Estimated Fair Value
December 31, 2012	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	13,611	13,611
Due after five years through ten years	—	—
Due after ten years	178,600	170,834
Total	$192,211	$184,445

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 6 — Loans Held-for-Sale

The loans held-for-sale are summarized as follows.

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$1,480,418	$3,012,039
Commercial loans
Commercial real estate	—	280,399
Commercial and industrial	—	488,361
Commercial lease financing	—	158,921
Total commercial loans	—	927,681
Total loans held-for-sale	$1,480,418	$3,939,720

The decrease in the balance of loans held-for-sale was primarily due to a decrease in mortgage loan originations, driven by an increase in interest rates and the first quarter 2013 loan sales related to the agreement to sell the Northeast commercial loans.

At December 31, 2013 and 2012, $1.1 billion and $2.9 billion of loans held-for-sale were recorded at fair value, respectively, under the fair value option. Such loans are reported at fair value with any adjustments in fair value recorded through the current period earnings. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans for which quoted market prices were available. The fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.

At December 31, 2013 and 2012, $340.0 million and $1.1 billion, respectively, of loans held-for-sale were recorded at lower of cost or market ("LOCOM") based on a decision to sell the loans. The LOCOM loans were transferred into the held-for-sale portfolio from the held-for-investment portfolio. At the time of the transfer, any amount by which cost exceeded fair value was recorded as a valuation allowance.

The following table sets forth the activity related to residential first mortgage loans held-for-sale.

	For the Years Ended December 31,
	2013	2012	2011
Balance at beginning of period	$3,939,720	$1,800,885	$2,585,200
Net loan originations	38,024,042	56,140,093	28,217,645
Net loans sold, servicing retained	(39,835,638)	(54,602,099)	(27,334,530)
Net loans sold, servicing released	(1,510,026)	(541,929)	(986,833)
Loan amortization and prepayments	113,295	(15,691)	(751,568)
Loans transferred from (to) other loan portfolios	749,025	1,158,461	70,971
Balance at end of period	$1,480,418	$3,939,720	$1,800,885

The Company has pledged certain loans held-for-sale to collateralize lines of credit and/or borrowings with the Federal Home Loan Bank of Indianapolis. At December 31, 2013 and 2012, the Company pledged $1.2 billion and $2.4 billion, respectively, of loans held-for-sale.

Note 7 — Loans Repurchased with Government Guarantees

Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral right to repurchase certain delinquent loans (loans past due 90 days or more) securitized in Ginnie Mae pools, if the loans meet defined delinquent loan criteria. As a result of this unilateral right, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company must treat the loans as having been repurchased and recognize the loans as loans held-for-sale on the Consolidated Statement of Financial Condition and also recognize a corresponding liability for a similar amount recorded in other liabilities on the Consolidated Statement of Financial Condition. If the loans are actually repurchased, the Company

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

transfers the loans to loans repurchased with government guarantees and eliminates the corresponding liability. At December 31, 2013, the amount of such loans actually repurchased totaled $1.3 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $20.8 million and were classified as loans held-for-sale. At December 31, 2012, the amount of such loans actually repurchased totaled $1.8 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $72.4 million and were classified as loans held-for-sale.

Substantially all of these loans continue to be insured or guaranteed by the FHA, and the Company's management believes that the reimbursement process is proceeding appropriately. These repurchased loans earn interest at a statutory rate, which varies and is based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent.

The Company has pledged certain loans repurchased with government guarantees to collateralize lines of credit and/or borrowings with the Federal Home Loan Bank of Indianapolis. At December 31, 2013 and 2012, the Company pledged $0.8 billion and $1.5 billion, respectively, of loans repurchased with government guarantees.

During the year ended December 31, 2013, the Company participated in HUD-coordinated market auctions of loans repurchased with government guarantees, which resulted in the conveyance in an accelerated fashion of $263.4 million of unpaid principal balance of loans to HUD.

During the year ended December 31, 2012, the Company participated in a HUD-coordinated market auction, which resulted in the conveyance in an accelerated fashion of $306.1 million unpaid principal balance of loans to HUD within prescribed time frames. As a result, the Company recognized a reduction in otherwise expected curtailments of debenture interest income previously provided for, resulting in a benefit of $7.8 million that was applied against asset resolution expense during the year ended December 31, 2012.

Note 8 — Loans Held-for-Investment

Loans held-for-investment are summarized as follows.

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,508,968	$3,009,251
Second mortgage	169,525	114,885
Warehouse lending	423,517	1,347,727
HELOC	289,880	179,447
Other	37,468	49,611
Total consumer loans	3,429,358	4,700,921
Commercial loans
Commercial real estate	408,870	640,315
Commercial and industrial	207,187	90,565
Commercial lease financing	10,341	6,300
Total commercial loans	626,398	737,180
Total consumer and commercial loans held-for-investment	4,055,756	5,438,101
Less allowance for loan losses	(207,000)	(305,000)
Loans held-for-investment, net	$3,848,756	$5,133,101

For the years ended December 31, 2013 and 2012, the loans held-for-investment include $238.3 million and $20.2 million of loans accounted for under the fair value option. During the second quarter 2013, the Company settled separate litigations with each MBIA and Assured, which resulted in the Company reconsolidating $170.5 million of HELOC loans associated with the HELOC securitization trusts and transferring $73.3 million of second mortgage loans associated with the collapse of the FSTAR 2006-1 mortgage securitization at June 30, 2013.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

During the year ended December 31, 2013, the Company sold $277.9 million of unpaid principal balance of residential first jumbo adjustable-rate mortgage loans, which resulted in a $1.4 million gain on sale recorded in net gain on sale of assets on the Consolidated Statements of Operations. During the year ended December 31, 2013, the Company also sold $508.4 million unpaid principal balance of nonperforming and TDR loans, which resulted in a $1.4 million loss recorded in net gain on sale of assets on the Consolidated Statements of Operations.

For the years ended December 31, 2013, 2012 and 2011, the Company transferred $64.3 million, $61.8 million and $16.7 million, respectively, of loans held-for-sale to loans held-for-investment. The loans transferred were carried at fair value, and will continue to be reported at fair value while classified as held-for-investment.

The Company has pledged certain loans held-for-investment to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis. At December 31, 2013 and 2012, the Company pledged $2.5 billion and $3.3 billion, respectively, of loans held-for-investment.

The Company's commercial leasing activities consisted primarily of equipment leases. Generally, lessees are responsible for all maintenance, taxes, and insurance on leased properties. The following table lists the components of the net investment in financing leases.

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Total minimum lease payments to be received	$10,613	$5,634
Estimated residual values of lease properties	503	913
Unearned income	(755)	(346)
Net deferred fees and other	(20)	99
Net investment in commercial financing leases	$10,341	$6,300

The following outlines the Company’s minimum lease payment receivable for direct financing leases for the five succeeding years and thereafter.

December 31, 2013
(Dollars in thousands)
2014	$959
2015	959
2016	959
2017	959
2018	959
Thereafter	5,818
Total	$10,613

December 31, 2012
(Dollars in thousands)
2013	$2,241
2014	2,587
2015	373
2016	366
2017	67
Thereafter	—
Total	$5,634

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The allowance for loan losses by class of loan is summarized in the following tables.

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
Year Ended December 31, 2013
Beginning balance allowance for loan losses	$219,230	$20,201	$899	$18,348	$2,040	$41,310	$2,878	$94	$305,000
Charge-offs (1)	(133,326)	(6,252)	(45)	(5,473)	(3,622)	(47,982)	(350)	(1,299)	(198,349)
Recoveries	15,329	1,178	—	1,020	2,079	10,162	151	288	30,207
Provision	59,909	(2,986)	538	(6,002)	1,915	15,050	653	1,065	70,142
Ending balance allowance for loan losses	$161,142	$12,141	$1,392	$7,893	$2,412	$18,540	$3,332	$148	$207,000
Year Ended December 31, 2012
Beginning balance allowance for loan losses	$179,218	$16,666	$1,250	$14,845	$2,434	$96,984	$5,425	$1,178	$318,000
Charge-offs	(175,803)	(18,753)	—	(17,159)	(4,423)	(105,285)	(4,627)	(1,191)	(327,241)
Recoveries	18,561	1,912	—	461	1,786	15,397	77	—	38,194
Provision	197,254	20,376	(351)	20,201	2,243	34,214	2,003	107	276,047
Ending balance allowance for loan losses	$219,230	$20,201	$899	$18,348	$2,040	$41,310	$2,878	$94	$305,000
Year Ended December 31, 2011
Beginning balance allowance for loan losses	$119,400	$25,186	$4,171	$24,819	$5,445	$93,437	$1,542	$—	$274,000
Charge-offs	(41,560)	(19,216)	(1,122)	(16,980)	(4,729)	(57,626)	(644)	—	(141,877)
Recoveries	1,656	1,642	5	1,510	1,603	2,408	122	—	8,946
Provision	99,722	9,054	(1,804)	5,496	115	58,765	4,405	1,178	176,931
Ending balance allowance for loan losses	$179,218	$16,666	$1,250	$14,845	$2,434	$96,984	$5,425	$1,178	$318,000

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
December 31, 2013
Loans held-for-investment
Individually evaluated	$419,703	$24,356	$—	$406	$—	$1,956	$—	$—	$446,421
Collectively evaluated (2)	2,070,640	80,484	423,517	134,462	37,468	406,914	207,187	10,341	3,371,013
Total loans	$2,490,343	$104,840	$423,517	$134,868	$37,468	$408,870	$207,187	$10,341	$3,817,434
Allowance for loan losses
Individually evaluated	$81,765	$4,566	$—	$405	$—	$—	$—	$—	$86,736
Collectively evaluated (2)	79,377	7,575	1,392	7,488	2,412	18,540	3,332	148	120,264
Total allowance for loan losses	$161,142	$12,141	$1,392	$7,893	$2,412	$18,540	$3,332	$148	$207,000
December 31, 2012
Loans held-for-investment
Individually evaluated	$805,787	$16,949	$—	$734	$—	$95,322	$41	$—	$918,833
Collectively evaluated (2)	2,203,464	97,936	1,347,727	178,713	49,611	544,993	90,524	6,300	4,519,268
Total loans	$3,009,251	$114,885	$1,347,727	$179,447	$49,611	$640,315	$90,565	$6,300	$5,438,101
Allowance for loan losses
Individually evaluated	$150,545	$7,028	$—	$3,074	$—	$2,538	$10	$—	$163,195
Collectively evaluated (2)	68,685	13,173	899	15,274	2,040	38,772	2,868	94	141,805
Total allowance for loan losses	$219,230	$20,201	$899	$18,348	$2,040	$41,310	$2,878	$94	$305,000

(1)	Includes charge-offs of $65.1 million related to the sale of residential first mortgage nonperforming and TDR loans during the year ended December 31, 2013.

(2)	Excludes loans carried under the fair value option.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

A specific allowance is established on a loan when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs.

The Company's procedure is to recognize losses through charge-offs when amounts are deemed uncollectible after considering the borrower's financial condition, underlying collateral and guarantees, and the finalization of collection activities. Upon recognition of the loss the corresponding reserve will be released and the loan re-evaluated for any additional reserves.

Nonperforming commercial loans are considered to be impaired and typically have an allowance allocated based on the underlying collateral's appraised value, less management's estimates of costs to sell. In estimating the fair value of collateral, the Company utilizes outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in its real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans. Appraisals are updated at least annually but may be obtained more frequently if changes to the property or market conditions warrant.

Impaired residential first mortgage loans include loan modifications considered to be troubled debt restructurings ("TDRs") and certain nonperforming loans that have been charged down to collateral value. Fair value of nonperforming residential first mortgage loans, including re-defaulted TDRs and certain other severely past due loans, is based on the underlying collateral's value obtained through appraisals or broker's price opinions, updated at least semi-annually, less management's estimates of cost to sell. The allowance allocated to TDRs performing under the terms of their modification is typically based on the present value of the expected future cash flows discounted at the loan's effective interest rate as these loans are not considered to be collateral dependent.

A general allowance for losses inherent on non-impaired loans is calculated using the Company's loss history by specific product, or if the product is not sufficiently seasoned, per loss data. The loss history is normally a one to five year rolling average updated periodically as new data becomes available. In addition to the loss history, the Company will also include a qualitative adjustment that considers economic risks, industry and geographic concentrations and other factors not adequately captured in the Company's loss methodology.

For those loans not individually evaluated for impairment, management has sub-divided the commercial and consumer loans into homogeneous portfolios.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Investment Loans
	(Dollars in thousands)
December 31, 2013
Consumer loans
Residential first mortgage	$36,526	$19,096	$134,340	$189,962	$2,319,006	$2,508,968
Second mortgage	1,997	271	2,820	5,088	164,437	169,525
Warehouse lending	—	—	—	—	423,517	423,517
HELOC	2,197	1,238	6,826	10,261	279,619	289,880
Other	293	127	199	619	36,849	37,468
Total consumer loans	41,013	20,732	144,185	205,930	3,223,428	3,429,358
Commercial loans
Commercial real estate	—	—	1,500	1,500	407,370	408,870
Commercial and industrial	—	—	—	—	207,187	207,187
Commercial lease financing	—	—	—	—	10,341	10,341
Total commercial loans	—	—	1,500	1,500	624,898	626,398
Total loans (1)	$41,013	$20,732	$145,685	$207,430	$3,848,326	$4,055,756
December 31, 2012
Consumer loans
Residential first mortgage	$62,445	$16,693	$306,486	$385,624	$2,623,627	$3,009,251
Second mortgage	1,171	727	3,724	5,622	109,263	114,885
Warehouse lending	—	—	—	—	1,347,727	1,347,727
HELOC	2,484	910	3,025	6,419	173,028	179,447
Other	587	248	183	1,018	48,593	49,611
Total consumer loans	66,687	18,578	313,418	398,683	4,302,238	4,700,921
Commercial loans
Commercial real estate	6,979	6,990	86,367	100,336	539,979	640,315
Commercial and industrial	—	—	41	41	90,524	90,565
Commercial lease financing	—	—	—	—	6,300	6,300
Total commercial loans	6,979	6,990	86,408	100,377	636,803	737,180
Total loans (1)	$73,666	$25,568	$399,826	$499,060	$4,939,041	$5,438,101

(1)	Includes $4.0 million and $1.1 million of loans 90 days or greater past due accounted for under the fair value option at December 31, 2013 and 2012, respectively.

Loans on which interest accruals have been discontinued totaled approximately $146.5 million, $401.7 million and $482.7 million at December 31, 2013, 2012 and 2011, respectively. Interest income is recognized on impaired loans using a cost recovery method unless amounts contractually due are not in doubt. Interest that would have been accrued on impaired loans totaled approximately $22.5 million, $35.4 million and $38.0 million during the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, the Company had no loans 90 days or greater past due and still accruing interest.

Troubled Debt Restructurings

The Company may modify certain loans in both consumer and commercial loan portfolios to retain customers or to maximize collection of the outstanding loan balance. The Company has maintained several programs designed to assist borrowers by extending payment dates or reducing the borrower's contractual payments. All loan modifications are made on a case-by-case basis. The Company's standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. All loan modifications, including those classified as TDRs, are reviewed and approved. Loan modification programs for borrowers have resulted in a significant increase in restructured loans. TDRs result in those instances in which a borrower demonstrates financial difficulty and for which a concession has been granted, which includes reductions of interest rate, extensions of amortization period, principal and/or interest forgiveness and

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. These loans are classified as TDRs and are included in non-accrual loans if the loan was nonperforming prior to the restructuring. These loans will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months, after which they will begin to accrue interest.

The following table provides a summary of TDRs by type and performing status.

	TDRs
	Performing	Nonperforming	Total
December 31, 2013	(Dollars in thousands)
Consumer loans (1)
Residential first mortgage	$332,285	$42,633	$374,918
Second mortgage	30,352	1,631	31,983
HELOC	19,892	2,445	22,337
Total consumer loans	382,529	46,709	429,238
Commercial loans (2)
Commercial real estate	456	—	456
Total TDRs (3)	$382,985	$46,709	$429,694

December 31, 2012
Consumer loans (1)
Residential first mortgage	$573,941	$140,773	$714,714
Second mortgage	14,534	2,415	16,949
Total consumer loans	588,475	143,188	731,663
Commercial loans (2)
Commercial real estate	1,287	2,056	3,343
Total TDRs (3)	$589,762	$145,244	$735,006

(1)	The allowance for loan losses on consumer TDR loans totaled $82.3 million and $159.0 million at December 31, 2013 and 2012, respectively.

(2)	The allowance for loan losses on commercial TDR loans totaled zero and $0.3 million at December 31, 2013 and 2012, respectively.

(3)	Includes $8.9 million and $1.7 million of TDR loans accounted for under the fair value option at December 31, 2013 and 2012, respectively.

TDRs returned to performing, or accrual, status totaled $43.4 million, $117.7 million and $127.8 million during the years ended December 31, 2013, 2012 and 2011, respectively, and are excluded from nonperforming loans. TDRs that have demonstrated a period of at least six months of consecutive performance under the modified terms, are returned to performing (i.e., accrual) status and are excluded from nonperforming loans. Although these TDRs have been returned to performing status, they will still continue to be classified as impaired until they are repaid in full, or foreclosed and sold, and included as such in the tables within "repossessed assets." Although many of the TDRs continue to be performing, the full collection of principal and interest on some TDRs may not occur. The resulting potential incremental losses are measured through impairment analysis on all TDRs and have been factored into our allowance for loan losses. At December 31, 2013 and 2012, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, but may give rise to potential incremental losses. Such losses are factored into the Company's allowance for loan losses estimate. Management evaluates loans for impairment both collectively and individually depending on the risk characteristics underlying the loan and the availability of data. The Company measures impairment using the discounted cash flow method for performing TDRs and measure impairment based on collateral values for re-defaulted TDRs.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following tables presents the years ended December 31, 2013, 2012 and 2011 number of accounts, pre-modification unpaid principal balance (net of write downs), and post-modification unpaid principal balance (net of write downs) that were new modified TDRs during the years ended December 31, 2013, 2012 and 2011. In addition, the table presents the number of accounts and unpaid principal balance (net of write downs) of loans that have subsequently defaulted during the years ended December 31, 2013, 2012 and 2011 that had been modified in a TDR during the 12 months preceding each period. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted when greater than 90 days past due.

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
Year Ended December 31, 2013	(Dollars in thousands)
Residential first mortgages	322	$85,440	$75,730	$2,614
Second mortgages (2)	571	21,920	19,558	517
HELOC (2) (3)	313	27,425	23,066	(10)
Commercial real estate	5	2,938	2,938	—
Total TDR loans	1,211	$137,723	$121,292	$3,121
Year Ended December 31, 2012
Residential first mortgages	884	$287,865	$267,364	$29,357
Second mortgages	301	15,287	9,312	(435)
HELOC	69	2,515	—	(178)
Total TDR loans	1,254	$305,667	$276,676	$28,744
Year Ended December 31, 2011
Residential first mortgages	455	$168,849	$171,649	$(5,021)
Second mortgages	27	1,999	2,012	—
Other consumer	1	2	2	—
Commercial real estate	6	12,025	7,298	(1,011)
Total TDR loans	489	$182,875	$180,961	$(6,032)

	TDRs that subsequently defaulted in previous 12 months (4)
	Number of Accounts	Unpaid Principal Balance	Increase (Decrease) in Allowance at Subsequent Default
Year Ended December 31, 2013	(Dollars in thousands)
Residential first mortgages	26	$6,401	$1,141
Second mortgages	41	991	531
Commercial real estate	33	397	—
Total TDR loans	100	$7,789	$1,672
Year Ended December 31, 2012
Residential first mortgages	72	$20,523	$4,451
Second mortgages	19	1,094	441
Total TDR loans	91	$21,617	$4,892
Year Ended December 31, 2011
Residential first mortgages	35	$10,796	$1,854
Second mortgages	2	233	—
Total TDR loans	37	$11,029	$1,854

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)
New TDRs during the year ended December 31, 2013, include 463 loans for a total of $30.8 million of post modification unpaid principal balance second mortgage and HELOC loans carried at fair value that were reconsolidated as a result of the litigation settlements with MBIA and Assured.

(3)	HELOC post-modification unpaid principal balance reflects write downs.

(4)	Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table presents impaired loans with no related allowance and with an allowance recorded.

	December 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Consumer loans
Residential first mortgage	$78,421	$130,520	$—	$231,750	$360,575	$—
Second mortgage	1	3,592	—	1,170	4,545	—
HELOC	1	1,544	—	—	2,506	—
Commercial loans
Commercial real estate	1,956	6,427	—	79,782	109,483	—
	$80,379	$142,083	$—	$312,702	$477,109	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$341,283	$345,293	$81,764	$574,037	$573,610	$150,545
Second mortgage	24,355	24,355	4,566	15,779	15,779	7,028
HELOC	405	405	405	734	734	3,074
Commercial loans
Commercial real estate	—	—	—	15,540	22,917	2,538
Commercial and industrial	—	—	—	41	97	10
	$366,043	$370,053	$86,735	$606,131	$613,137	$163,195
Total
Consumer loans
Residential first mortgage	$419,704	$475,813	$81,764	$805,787	$934,185	$150,545
Second mortgage	24,356	27,947	4,566	16,949	20,324	7,028
HELOC	406	1,949	405	734	3,240	3,074
Commercial loans
Commercial real estate	1,956	6,427	—	95,322	132,400	2,538
Commercial and industrial	—	—	—	41	97	10
Total impaired loans	$446,422	$512,136	$86,735	$918,833	$1,090,246	$163,195

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table presents average total impaired loans and the interest income recognized on impaired loans.

	For the Years Ended December 31,
	2013		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$602,355	$16,828	$761,213	$12,833	$625,104	$17,068
Second mortgage	21,248	1,201	15,609	155	13,521	508
Warehouse lending	14	—	—	—	235	—
HELOC	700	41	522	—	365	12
Commercial loans
Commercial real estate	46,132	654	142,454	2,345	198,872	5,843
Commercial and industrial	99	—	99	5	2,155	87
Commercial lease financing	2,411	—	—	—	—	—
Total impaired loans	$672,959	$18,724	$919,897	$15,338	$840,252	$23,518

The Company utilizes an internal risk rating system which is applied to all commercial and commercial real estate credits. Management conducts periodic examinations which serve as an independent verification of the accuracy of the ratings assigned. Loan grades are based on different factors within the borrowing relationship: entity sales, debt service coverage, debt/total net worth, liquidity, balance sheet and income statement trends, management experience, business stability, financing structure of the deal and financial reporting requirements. The underlying collateral is also rated based on the specific type of collateral and corresponding LTV. The combination of the borrower and collateral risk ratings result in the final rating for the borrowing relationship. Descriptions of the Company's internal risk ratings as they relate to credit quality follow the ratings used by the U.S. bank regulatory agencies as listed below.

Pass. Pass assets are not impaired nor do they have any known deficiencies that could impact the quality of the asset.

Watch. Watch assets are defined as pass rated assets that exhibit elevated risk characteristics or other factors that deserve management’s close attention and increased monitoring. However, the asset does not exhibit a potential or well defined weakness that would warrant a downgrade to criticized or adverse classification.

Special mention. Assets identified as special mention possess credit deficiencies or potential weaknesses deserving management's close attention. Special mention assets have a potential weakness or pose an unwarranted financial risk that, if not corrected, could weaken the assets and increase risk in the future. Special mention assets are criticized, but do not expose an institution to sufficient risk to warrant adverse classification.

Substandard. Assets identified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. For HELOC loans and other consumer loans, the Company evaluates credit quality based on the aging and status of payment activity and includes all nonperforming loans.

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

Loss. An asset classified loss is considered uncollectible and of such little value that the continuance as bankable asset is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but, rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

	December 31, 2013
Commercial Credit Exposure	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade
Pass	$296,983	$192,013	$10,341	$499,337
Watch	26,041	5,534	—	31,575
Special Mention	3,802	9,097	—	12,899
Substandard	82,044	543	—	82,587
Total loans	$408,870	$207,187	$10,341	$626,398

	December 31, 2013
Consumer Credit Exposure	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total
	(Dollars in thousands)
Grade
Pass	$2,031,536	$136,224	$243,017	$262,138	$37,142	$2,710,057
Watch	343,092	30,482	157,500	20,916	127	552,117
Special mention	—	—	23,000	—	—	23,000
Substandard	134,340	2,819	—	6,826	199	144,184
Total loans	$2,508,968	$169,525	$423,517	$289,880	$37,468	$3,429,358

	December 31, 2012
Commercial Credit Exposure	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade
Pass	$277,037	$82,184	$6,300	$365,521
Watch	181,722	695	—	182,417
Special mention	49,215	947	—	50,162
Substandard	132,341	6,739	—	139,080
Total loans	$640,315	$90,565	$6,300	$737,180

	December 31, 2012
Consumer Credit Exposure	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total
	(Dollars in thousands)
Grade
Pass	$2,118,961	$95,969	$1,081,579	$175,512	$49,180	$3,521,201
Watch	583,804	15,192	—	910	248	600,154
Special mention	—	—	266,148	—	—	266,148
Substandard	306,486	3,724	—	3,025	183	313,418
Total loans	$3,009,251	$114,885	$1,347,727	$179,447	$49,611	$4,700,921

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 9 — Concentrations of Credit

Properties collateralizing residential first mortgage loans held-for-investment were geographically disbursed throughout the United States (measured by unpaid principal balance and expressed as a percent of the total).

	December 31,
State	2013	2012
California	27.9%	30.7%
Florida	14.3%	13.9%
Michigan	10.3%	9.9%
Washington	4.6%	4.6%
Arizona	4.1%	4.2%
All other states (1)	38.8%	36.7%
Total	100.0%	100.0%

(1)	No other state contains more than 3.0 percent of the total.

A portion of the Company’s commercial real estate loan portfolio at December 31, 2013, 77.7 percent, is collateralized by properties located in Michigan. At December 31, 2012, the Company’s commercial real estate portfolio in Michigan was 66.5 percent of the total portfolio.

Additionally, the following loan products’ contractual terms may give rise to a concentration of credit risk and increase the Company’s exposure to risk of non-payment or realization:

(a)	Hybrid or ARM loans that are subject to future payment increases;

(b)	Option ARM loans that permit negative amortization; and

(c)	Loans under (a) or (b) above with LTV ratios above 80 percent;

The following table details the unpaid principal balance, net of write downs, of these loans at December 31, 2013 and 2012.

	Held-for-Investment Loans
	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Amortizing hybrid ARMs
3/1 ARM	$125,463	$118,026
5/1 ARM	335,424	408,593
7/1 ARM	132,084	20,532
Interest only hybrid ARMs
3/1 ARM	172,949	170,198
5/1 ARM	668,717	797,347
7/1 ARM	38,061	54,417
Option ARMs	37,159	55,848
All other ARMs	96,307	109,827
Total	$1,606,164	$1,734,788

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Of the loans listed above, the following have original LTV ratios exceeding 80 percent.

	Principal Outstanding
	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Loans with original LTV ratios above 80 percent
> 80%< = 90%	$95,041	$114,736
> 90%< = 100%	84,756	97,160
>100%	1,512	5,343
Total	$181,309	$217,239

Note 10 — Private-label Securitization Activity

The Company previously participated in four private-label securitizations of financial assets involving two HELOC loan transactions and two second mortgage loan transactions. Three of the four private-label securitizations have been reconsolidated or dissolved as a result of the settlement agreements with MBIA and Assured. See Note 28 of the Notes to the Consolidated Financial Statements, herein, for further information on the settlement agreements.

In December 2005, the Company completed the $600.0 million FSTAR 2005-1 HELOC securization trust. As a result of this securization, the Company recorded assets of $26.1 million in residual interests. The offered securities in the FSTAR 2005-1 HELOC Securitization were insured by Assured. Due to the Assured Settlement Agreement, the Company reconsolidated the FSTAR 2005-1 HELOC securitization's assets and liabilities, of approximately $85.2 million of HELOC loans and $62.1 million of long-term debt at June 30, 2013. As a result, the Company recognized $16.6 million of a net fair value adjustment during the second quarter of 2013 and the Company eliminated the residual interests. The Company subsequently became the primary beneficiary of the FSTAR 2005-1 HELOC Securitization, which is reflected in the Consolidated Financial Statements as a VIE. The Company elected the fair value option for the assets and liabilities associated with the FSTAR 2005-1 HELOC securitization trust. At December 31, 2013, the Company has a fair value of HELOC loans of $78.0 million and long-term debt of $55.2 million recorded as a VIE associated with the FSTAR 2005-1 HELOC Securitization trust.

In December 2006, the Company completed the $302.2 million non-agency HELOC securitization, i.e, the FSTAR 2006-2 HELOC securitization trust. As a result of this securitization, the Company recorded assets of $11.2 million in residual interests. The offered securities in the 2006-2 HELOC securitization trust were insured by Assured. Due to the Assured Settlement Agreement, the Company reconsolidated the FSTAR 2006-2 HELOC securitization trust assets and liabilities, of approximately $85.3 million of HELOC loans and $57.9 million of long-term debt at June 30, 2013. As a result, the Company recognized $27.5 million of a net fair value adjustment during second quarter 2013 and eliminated the residual interests. The Company subsequently became the primary beneficiary of the FSTAR 2006-2 HELOC Securitization, which is reflected in the Consolidated Financial Statements as a VIE. The Company elected the fair value option for the assets and liabilities associated with the FSTAR 2006-2 HELOC Securitization. At December 31, 2013, the Company has a fair value of HELOC loans of $77.0 million and long-term debt of $50.6 million recorded as a VIE associated with the FSTAR 2006-2 HELOC Securitization trust.

In April 2006, the Company completed a $400.0 million securitization transaction involving fixed second mortgage loans that the Company held at the time in its investment portfolio. The offered securities in the FSTAR 2006-1 mortgage securitization trust were insured by MBIA. Due to the MBIA Settlement Agreement, the mortgage securitization trust was collapsed and the Company transferred the loans associated with the mortgage securitization trust, approximately $73.3 million of second mortgage loans to its loans held-for-investment portfolio at June 30, 2013. As a result, the Company recognized a $4.9 million loss during the second quarter 2013. The Company elected the fair value option for the assets associated with the mortgage securitization. At December 31, 2013, the Company recorded a fair value of $64.7 million of second mortgage loans associated with the FSTAR 2006-1 mortgage securitization trust.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

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
The Company previously acted as the principal underwriter of the beneficial interests that were sold to investors. The financial assets were derecognized when they were transferred to the securitization trusts, which then issued and sold mortgage-backed securities to third party investors. The Company relinquished control over the loans at the time the financial assets were transferred to the securitization trusts. The Company has not engaged in any private-label securitization activity except for these four securitizations completed from 2005 to 2007. As a result of the settlement agreement with Assured, the Company became the primary beneficiary of the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts because the Company obtained the power to direct the activities that most significantly impact the economic performance of the trusts (power to select or remove the servicer) and the obligation to absorb probable losses and receive residual returns (support of the guarantor and holder of residual interests in trusts).

Consolidated VIEs

Consolidated VIEs at December 31, 2013 consisted of the HELOC securitization trusts formed in 2005 and 2006. The Company has determined the trusts are VIEs and has concluded that the Company is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity's economic performance and has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The change in the consolidated VIE was a result of the Assured Settlement Agreement as of June 30, 2013. Under the terms of the Assured Settlement Agreement, Assured terminated its pending lawsuit against the Company and will not pursue any related claims at any time in the future. In exchange, the Company paid Assured $105.0 million and assumed responsibility for future claims associated with the two HELOC securitization trusts, including the right to receive from Assured all future reimbursements for claims paid to which Assured would have been entitled. Upon effecting the settlement, the Company reversed the transferor's interest, as this interest would represent an equity interest in the trust which would be reversed upon consolidation of the trusts. As a result, the Company recognized $49.1 million of income, arising from its deemed receipt of the net fair value of the assets in the two HELOC securitization trusts and the reversal of its related reserves for pending and threatened litigation during the second quarter 2013.

The beneficial owners of the trusts can look only to the assets of the securitization trusts for satisfaction of the debt issued by the securitization trusts and have no recourse against the assets of the Company.

The following table provides a summary of the classifications of consolidated VIE assets and liabilities included in the Consolidated Financial Statements.

	2005-1	2006-2	Total
December 31, 2013	(Dollars in thousands)
HELOC Securitizations
Assets
Cash and cash items	$1,129	$—	$1,129
Loans held-for-investment	78,009	77,003	155,012
Other assets (accrued interest receivable)	—	—	—
Liabilities
Long-term debt	$55,172	$50,641	$105,813
Other liabilities	136	—	136

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Unconsolidated VIEs

The following table provides a summary of the unconsolidated VIE (the FSTAR 2007-1 mortgage securitization trust) with which the Company has a significant continuing involvement, but is not the primary beneficiary. The following table sets forth certain characteristics of each of the fixed rate second mortgage securitization at its inception and the current characteristics as of and for the year ended December 31, 2013.

	2007-1 at Inception	2007-1 Current Levels
	(Dollars in thousands)
Fixed Rate Second Mortgage Securitization
Number of loans	12,416	4,221
Aggregate principal balance	$622,100	$169,577
Average principal balance	$50	$40
Weighted average fully indexed interest rate	8.22%	7.09%
Weighted average original term	194 months	194 months
Weighted average remaining term	185 months	106 months
Weighted average original credit score	726	712

Transferor’s Interests

Under the terms of the HELOC securitizations, the trusts purchased, and were initially obligated to pay, for any subsequent additional draws on the lines of credit transferred to the trusts. Upon entering a rapid amortization period, the Company became obligated to fund the purchase of those additional balances as they arise in exchange for a beneficial interest in the trust, which is known as the transferors' interest. The Company must continue to fund the required purchase of additional draws by the trust as long as the securitization remains active. As a result of the Assured Settlement Agreement, the Company has reconsolidated the assets and liabilities associated with the HELOC securitization trusts and therefore, the related interests have been reversed as of June 30, 2013. See Note 28 of the Notes to the Consolidated Financial Statements, herein, for further information on the Assured Settlement Agreement.

FSTAR 2005-1 HELOC Securitization. At December 31, 2013 and 2012, outstanding claims due to the note insurer were zero and $16.8 million, respectively, and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the fair value/carrying amount of the transferor’s interest was zero and $7.1 million, respectively. The Company previously recorded a liability to reflect the expected liability arising from losses on future draws associated with this securitization. As a result of the Assured Settlement Agreement, the Company reconsolidated the assets and liabilities associated with the HELOC securitization trust and reversed the transferors' interests as of June 30, 2013.

FSTAR 2006-2 HELOC Securitization. At December 31, 2013 and 2012, outstanding claims due to the note insurer were zero and $88.7 million, respectively, and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, there was no carrying amount of the transferor’s interest. The Company recorded a liability of $7.6 million to reflect the expected liability arising from losses on future draws associated with this securitization. As a result of the Assured Settlement Agreement, the Company reconsolidated the assets and liabilities associated with the HELOC securitization trust and reversed the transferors' interests as of June 30, 2013.

Unfunded Commitments

The table below identifies separately for each HELOC securitization trust: (i) the notional amount of the total unfunded commitment under the Company's contractual arrangements, (ii) unfunded commitments that have been frozen or suspended because the borrowers do not currently meet the contractual requirements under their HELOC with the Company, and (iii) the amount currently fundable because the underlying borrowers' lines of credit are still active. As of December 31, 2013, the Company no longer has any unfunded commitments related to the HELOC securitization trusts.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

	FSTAR 2005-1	FSTAR 2006-2	Total
	(Dollars in thousands)
December 31, 2012
Notional amount of unfunded commitments (1)	$30,767	$27,447	$58,214
Frozen or suspended unfunded commitments	$27,825	$26,958	$54,783
Unfunded commitments still active	$2,942	$489	$3,431

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

Credit Risk on Securitization

With respect to the issuance of private-label securitizations, the Company retains certain limited credit exposure in that it retains non-investment grade residual securities in addition to customary representations and warranties, which is no longer a credit risk as of June 30, 2013. Following the Assured Settlement Agreement, the Company now has credit exposure associated with nonperforming loans in securitization trusts on HELOCs. The value of the Company’s transferors' interests previously reflected the Company’s credit loss assumptions as applied to the underlying collateral pool and as of June 30, 2013 the transferors' interests has been reversed. The assets and liabilities of the HELOC securitization trusts are reflected in the Consolidated Financial Statements as a VIE. The servicing related to second mortgage and HELOC loans underlying the private-label securitizations are currently serviced by a third party servicer.

The retained assets with credit exposure, which includes transferors' interests that were included as unreimbursed HELOC draws which are included in loans held-for-investment were zero and $7.1 million at December 31, 2013 and 2012, respectively.

Note 11 — Repossessed Assets

Repossessed assets include the following.

	December 31,
	2013	2012
	(Dollars in thousands)
One-to-four family properties	$24,038	$67,863
Commercial properties	12,598	52,869
Total repossessed assets	$36,636	$120,732

Note 12 — Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank stock decreased to $209.7 million at December 31, 2013 compared to $301.7 million at December 31, 2012, due to the Federal Home Loan Bank’s request to repurchase excess stock of $92.0 million. As a member of the Federal Home Loan Bank, the Company is required to hold shares of Federal Home Loan Bank stock in an amount equal to at least 1.0 percent of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 5 percent of Federal Home Loan Bank advances, whichever is greater. During the year ended December 31, 2013 the Company had $92.0 million in redemptions of Federal Home Loan Bank stock, compared to no redemptions and $35.5 million in redemptions of Federal Home Loan Bank stock during the years ended December 31, 2012 and 2011, respectively. Dividends received on the stock equaled $10.6 million, $9.4 million and $8.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. These dividends were recorded in the Consolidated Statements of Operations as other fees and charges, net.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 13 — Premises and Equipment

Premises and equipment balances and estimated useful lives are as follows.

	Estimated Useful Lives	December 31,
		2013	2012
		(Dollars in thousands)
Land	—	$66,253	$66,206
Office buildings	31.5 years	138,157	128,692
Computer hardware and software	3 — 5 years	156,104	159,908
Furniture, fixtures and equipment	5 — 7 years	66,090	67,029
Automobiles	3 years	228	230
Total		426,832	422,065
Less accumulated depreciation		(195,482)	(203,006)
Premises and equipment, net		$231,350	$219,059

Depreciation expense amounted to approximately $22.6 million, $19.2 million and $15.2 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company conducts a portion of its business from leased facilities. Such leases are considered to be operating leases based on their lease terms. Lease rental expense totaled approximately $8.0 million, $6.8 million and $6.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following outlines the Company’s minimum contractual lease obligations.

December 31, 2013
(Dollars in thousands)
2014	$7,082
2015	5,713
2016	3,983
2017	2,827
2018	909
Thereafter	930
Total	$21,444

December 31, 2012
(Dollars in thousands)
2013	$7,023
2014	6,512
2015	5,259
2016	3,534
2017	2,305
Thereafter	1,809
Total	$26,442

Note 14 — Mortgage Servicing Rights

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The Company invests in MSRs to support mortgage strategies and to deploy capital at acceptable returns. The Company also deploys derivatives and other fair value assets as economic hedges to offset changes in fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. The Company's portfolio of MSRs is highly sensitive to movements in interest rates, and hedging activities related to the portfolio. The primary risk associated with MSRs is they will lose a substantial portion of value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. There is also a risk of valuation decline due to higher than expected increases in default rates, but the Company does not believe such risk can be sufficiently quantified to effectively hedge. See Note 15 of the Notes to the Consolidated Financial Statements, herein, for additional information regarding the instruments utilized to hedge the risks of MSRs.

During the fourth quarter 2013, the Company sold a substantial portion of its MSRs portfolio to Matrix Financial Services Corporation ("Matrix"), a wholly owned subsidiary of Two Harbors Investment Corp. Covered under the agreement are certain mortgage loans serviced for both Fannie Mae and Ginnie Mae, originated primarily after 2010. As of December 31, 2013, the Company has sold $40.7 billion of unpaid principal balance of residential MSRs related to this agreement, which resulted in $11.3 million in transaction costs on sales of MSRs. Simultaneously, the Company entered into a subservicing agreement with Matrix related to these residential mortgage loans serviced for others.

The following table presents the unpaid principal balance of residential loans serviced for other and the number of accounts associated with those loans.

	December 31, 2013		December 31, 2012
	Amount	Number of accounts	Amount	Number of accounts
Residential mortgage servicing
Serviced for others	$25,743,396	131,413	$76,821,222	377,210
Subserviced for others (1)	40,431,867	198,256	—	—
Total residential loans serviced for others (1)	$66,175,263	329,669	$76,821,222	377,210

(1)	Does not include temporary short-term subservicing performed as a result of some sales of servicing.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows.

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$710,791	$510,475	$580,299
Additions from loans sold with servicing retained	401,735	535,875	254,824
Reductions from bulk sales (1)	(834,499)	(139,738)	(88,828)
Changes in fair value due to (2)
Decrease in MSR value (3)	(99,320)	(151,470)	(67,881)
All other changes in valuation inputs or assumptions (4)	105,971	(44,351)	(167,939)
Fair value of MSRs at end of period	$284,678	$710,791	$510,475
Unpaid principal balance of residential mortgage loans serviced for others (period end)	$25,743,396	$76,821,222	$63,770,676

(1)	Includes bulk sales related to underlying serviced loans totaling $74.9 billion, $17.4 billion and $9.2 billion, respectively, for the years ended December 31, 2013, 2012 and 2011.

(2)	Changes in fair value are included within loan administration income on the Consolidated Statements of Operations.

(3)	Represents decrease in MSR value associated with loans that paid-off during the period.

(4)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

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

The key economic assumptions used in determining the fair value of those MSRs capitalized during the years ended December 31, 2013, 2012 and 2011 were as follows.

	For the Years Ended December 31,
	2013	2012	2011
Weighted-average life (in years)	6.1	6.1	5.9
Weighted-average constant prepayment rate ("CPR")	13.8%	14.8%	18.7%
Weighted-average discount rate	8.5%	7.1%	7.6%

The key economic assumptions used in determining the fair value of MSRs at year end were as follows.

	December 31,
	2013	2012	2011
Weighted-average life (in years)	7.3	5.3	4.5
Weighted-average (CPR)	11.9%	17.3%	21.6%
Weighted-average discount rate	10.2%	7.0%	7.2%

Contractual servicing fees. Contractual servicing and subservicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing and subservicing fees are included within loan administration income on the Consolidated Statements of Operations.  Subservicing fee income is recorded for fees earned, net of third party subservicing costs, for loans subserviced.

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Residential first mortgage loans serviced for others	$189,003	$208,864	$169,884
Residential first mortgage loans subserviced for others	1,306	—	—
Other consumer loans serviced for others	387	751	211
Total	$190,696	$209,615	$170,095

Note 15 — Derivative Financial Instruments

The Company recognizes all derivative instruments on the Consolidated Statements of Financial Condition at fair value. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require a small or no net investment, and allow for the net settlement of positions. A derivative's notional amount serves as the basis for the payment provision of the contract, and takes the form of units, such as shares or dollars. A derivative's underlying variable is a specified interest rate, security price, commodity price, foreign exchange rate, index, or other variable. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the fair value of the derivative contract. Generally, these instruments help the Company manage exposure to interest rate risk, mitigate the credit risk inherent in the loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. The following derivative financial instruments were identified and recorded at fair value as of December 31, 2013 and 2012:

•	Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sale contracts;

•	Rate lock commitments;

•	Interest rate swap; and

•	U.S. Treasury and euro dollar futures and options.

Derivative assets and liabilities are recorded at fair value on the balance sheet, after taking into account the effects of legally enforceable bilateral collateral and master netting agreements. Gross positive fair values are netted with gross negative fair values by counterparty pursuant to a valid master netting agreement. In addition, payables and receivables in respect of collateral received from or paid to a given counterparty are considered in this netting. These agreements allow the Company to

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

settle all derivative contracts held with a single counterparty on a net basis in a single currency, and to offset net derivative positions with related collateral, where applicable.

Counterparty credit risk. The Bank is exposed to credit loss in the event of nonperformance by the counterparties to its various derivative financial instruments. The Company manages this risk by selecting only well-established, financially strong counterparties, spreading the credit risk among such counterparties, and by placing contractual limits on the amount of unsecured credit risk from any single counterparty.

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

Derivatives Not Designated in Hedge Relationships

The Company originates loans and extends credit, both of which expose the Company to interest rate risk. The Company actively manages the overall loan portfolio and the associated interest rate risk in a manner consistent with asset quality objectives. This objective is accomplished primarily through the use of an investment-grade diversified dealer-traded basket of swaps. These transactions may generate fee income, and diversify and reduce overall portfolio interest rate risk volatility. Although the Company utilizes swaps for risk management purposes, they are not treated as or do not qualify as hedging instruments.

The Company hedges the risk of overall changes in fair value of loans held-for-sale and rate lock commitments generally by selling forward contracts on securities of the Agencies. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Company recognized a pre-tax loss of $42.0 million, a pre-tax gain of $44.2 million and a pre-tax loss of $22.2 million for the years ended December 31, 2013, 2012, and 2011, respectively, on hedging activity relating to loan commitments and loans held-for-sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchases of forward contracts on securities of Fannie Mae and Freddie Mac, the purchase/sale of U.S. Treasury futures contracts and the purchase/sale of euro dollar future contracts. These derivatives are recognized as a component of loan administration. The Company recognized a loss of $70.2 million, a gain of $86.2 million and a gain of $160.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, on MSR fair value hedging activities.

The Company uses a combination of derivatives (U.S. Treasury futures, euro dollar futures, swap futures, and "to be announced" forwards) and certain trading securities to hedge the MSRs. For accounting purposes, these hedges represent economic hedges of the MSR asset with both the hedges and the MSR asset carried at fair value on the balance sheet. Certain derivative strategies that the Company uses to manage its investment in MSRs may not to fully offset changes in the fair value of such asset due to changes in interest rates and market liquidity.

The Company writes and purchases interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated trading derivatives are used primarily to provide derivative products to customers enabling them to manage interest rate risk exposure. Customer-initiated trading derivatives are tailored to meet the needs of the counterparties involved and, therefore, contain a greater degree of credit risk and liquidity risk than exchange-traded contracts, which have standardized terms and readily available price information. The Company mitigates most of the inherent market risk of customer-initiated interest rate swap contracts by entering into offsetting derivative contracts with other counterparties. The offsetting derivative contracts have nearly identical notional values, terms and indices. These limits are established annually and reviewed quarterly. The Company's interest rate swap agreements are structured such that variable payments are primarily based on LIBOR (one-month, three-month or six-month) or prime. Fee income on customer-initiated trading derivatives are earned from entering into various transactions at the request of the customer, primarily interest rate swap contracts. Changes in fair value are recognized in "other noninterest income" on the Consolidated Statements of Income. There were no significant net gains (losses) recognized in income on customer-initiated derivative instruments for the years ended December 31, 2013, 2012, and 2011, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The Company had the following derivative financial instruments.

	December 31, 2013
	Notional Amount	Fair Value	Expiration Dates
	(Dollars in thousands)
Assets (1)
U.S. Treasury and euro dollar futures	$4,300,100	$1,221	2014
Rate lock commitments	1,857,775	10,329	2014
Forward agency and loan sales	2,819,896	19,847	2014
Interest rate swaps	102,448	1,797	Various
Total derivative assets	$9,080,219	$33,194
Liabilities (2)
Mortgage backed securities forwards	$95,000	$1,665	2014
Interest rate swaps	102,448	1,797	Various
Total derivative liabilities	$197,448	$3,462

	December 31, 2012
	Notional Amount	Fair Value	Expiration Dates
	(Dollars in thousands)
Assets (1)
U.S. Treasury and euro dollar futures	$11,778,600	$2,203	2013
Mortgage backed securities forwards	1,275,000	3,619	2013
Rate lock commitments	5,149,891	86,200	2013
Interest rate swaps	101,246	5,954	Various
Total derivative assets	$18,304,737	$97,976
Liabilities (2)
Forward agency and loan sales	$7,385,430	$14,021	2013
Interest rate swaps	101,246	5,954	Various
Total derivative liabilities	$7,486,676	$19,975

(1)	Asset derivatives are included in other assets on the Consolidated Statements of Financial Condition.

(2)	Liability derivatives are included in other liabilities on the Consolidated Statements of Financial Condition.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral.

	December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
Derivatives Not Designated in Hedge Relationships	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in thousands)
Assets
U.S. Treasury and euro dollar futures	$7,074	$1,701	$5,373	$—	$4,152	$1,221
Rate lock commitments	14,510	4,181	10,329	—	—	10,329
Forward agency and loan sales	20,326	479	19,847	—	—	19,847
Interest rate swaps	3,045	—	3,045	—	1,248	1,797
Total derivative assets	$44,955	$6,361	$38,594	$—	$5,400	$33,194
Liabilities
U.S. Treasury and euro dollar futures	$1,701	$1,701	$—	$—	$—	$—
Mortgage backed securities forwards	13,837	—	13,837	—	(12,172)	1,665
Rate lock commitments	4,181	4,181	—	—	—	—
Forward agency and loan sales	479	479	—	—	—	—
Interest rate swaps	1,797	—	1,797	—	—	1,797
Total derivative liabilities	$21,995	$6,361	$15,634	$—	$(12,172)	$3,462

	December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position
Derivatives Not Designated in Hedge Relationships	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in thousands)
Assets
U.S. Treasury and euro dollar futures	$36,801	$5,076	$31,725	$15,006	$14,516	$2,203
Mortgage backed securities forwards	42,194	—	42,194	(4)	38,579	3,619
Rate lock commitments	86,286	86	86,200	—	—	86,200
Forward agency and loan sales	3,401	3,401	—	—	—	—
Interest rate swaps	14,164	—	14,164	—	8,210	5,954
Total derivative assets	$182,846	$8,563	$174,283	$15,002	$61,305	$97,976
Liabilities
U.S. Treasury and euro dollar futures	$5,076	$5,076	$—	$—	$—	$—
Rate lock commitments	86	86	—	—	—	—
Forward agency and loan sales	17,422	3,401	14,021	—	—	14,021
Interest rate swaps	5,954	—	5,954	—	—	5,954
Total derivative liabilities	$28,538	$8,563	$19,975	$—	$—	$19,975

The Company pledged a total of $6.8 million and $76.3 million of investment securities and cash collateral to counterparties at December 31, 2013 and 2012, respectively, for derivative activities. The Company pledged $6.8 million and

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

$61.3 million in cash collateral to counterparties at December 31, 2013 and 2012, respectively, and zero and $15.0 million in U.S. Treasury bonds at December 31, 2013 and 2012, respectively. The cash pledged was restricted and is included in other assets on the Consolidated Statements of Financial Condition. The total securities pledged is included in assets on the Consolidated Statements of Financial Condition.

Note 16 — Deposit Accounts

The deposit accounts are as follows.

	December 31,
	2013	2012
	(Dollars in thousands)
Retail deposits
Demand accounts	$763,554	$681,983
Savings accounts	2,869,279	2,108,170
Money market demand accounts	287,104	401,853
Certificates of deposit	1,026,129	3,175,481
Total retail deposits	4,946,066	6,367,487
Government deposits
Demand account	104,466	98,890
Savings account	183,128	263,841
Certificate of deposit	314,804	456,347
Total government deposits	602,398	819,078
Wholesale deposits	8,717	99,338
Company controlled deposits	583,145	1,008,392
Total deposits	$6,140,326	$8,294,295

Noninterest bearing deposits included in above balances at December 31, 2013 and 2012, were approximately $0.9 billion and $1.3 billion, respectively.

The following table indicates the scheduled maturities for certificates of deposit with a minimum denomination of $100,000.

	December 31,
	2013	2012
	(Dollars in thousands)
Three months or less	$341,989	$834,390
Over three months to six months	186,746	431,792
Over six months to twelve months	223,131	927,797
One to two years	40,396	103,437
Thereafter	35,593	42,227
Total	$827,855	$2,339,643

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 17 — Federal Home Loan Bank Advances

The portfolio of Federal Home Loan Bank advances includes floating rate short-term daily adjustable advances and long-term fixed rate advances. The following is a breakdown of the advances outstanding.

	December 31,
	2013		2012		2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Short-term floating rate daily adjustable advances	$216,000	0.50%	$280,000	0.50%	$553,000	0.40%
Fixed rate putable advances	772,000	0.30%	—	—%	—	—%
Long-term fixed rate term advances	—	—%	2,900,000	3.30%	3,400,000	3.10%
Total	$988,000	0.34%	$3,180,000	3.05%	$3,953,000	2.72%

The Company prepaid $2.9 billion in higher cost long-term Federal Home Loan Bank advances during the fourth quarter 2013, which resulted in a loss on extinguishment of debt of $177.6 million.

The Company prepaid $500.0 million in higher cost long-term Federal Home Loan Bank advances during the third quarter 2012, which resulted in a loss on extinguishment of debt of $15.2 million.

The Company restructured $1.0 billion in Federal Home Loan Bank advances during the third quarter 2011. The effect in the overall Federal Home Loan Bank advance portfolio was an increase in the average remaining term to 4.3 years at December 31, 2011 from 3.6 years and a decrease in the weighted average interest rate to 3.1 percent from 3.5 percent.

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Maximum outstanding at any month end	$2,907,598	$3,770,000	$3,953,000
Average outstanding balance	2,914,637	3,698,362	3,620,368
Average remaining borrowing capacity	735,391	1,040,677	728,394
Weighted-average interest rate	3.22%	2.88%	3.26%

The following outlines the Company’s Federal Home Loan Bank advance final maturity dates as of December 31, 2013 and 2012.

	For the Years Ended December 31,
	2013	2012
	(Dollars in thousands)
2013	$—	$280,000
2014	988,000	250,000
2015	—	750,000
2016	—	1,650,000
2017	—	250,000
2018	—	—
Total	$988,000	$3,180,000

At December 31, 2013, the Company had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and the Company may access that line to the extent that collateral is provided. At December 31, 2013, the Company had $1.0 billion of advances outstanding and an additional $1.7 billion of collateralized

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

borrowing capacity available at the Federal Home Loan Bank. The advances are collateralized by non-delinquent single-family residential first mortgage loans, loans repurchased with government guarantees, certain other loans and investment securities.

Note 18 — Long-Term Debt

The Company sponsored nine trust subsidiaries, including the consolidated VIEs, which issued trust preferred securities to third party investors and loaned the proceeds to the Company in the form of junior subordinated notes included in long-term debt. The following table presents the outstanding balance on each junior subordinated note and related interest rates of the long-term debt as of the dates indicated.

	December 31,
	2013		2012
	(Dollars in thousands)
Junior Subordinated Notes
Floating 3 Month LIBOR
Plus 3.25% (1), matures 2032	$25,774	3.50%	$25,774	3.56%
Plus 3.25% (1), matures 2033	25,774	3.49%	25,774	3.59%
Plus 3.25% (1), matures 2033	25,780	3.50%	25,780	3.56%
Plus 2.00% (1), matures 2035	25,774	2.24%	25,774	2.34%
Plus 2.00% (1), matures 2035	25,774	2.24%	25,774	2.34%
Plus 1.75% (1), matures 2035	51,547	2.00%	51,547	2.06%
Plus 1.50% (1), matures 2035	25,774	1.74%	25,774	1.84%
Plus 1.45% (1), matures 2037	25,774	1.69%	25,774	1.76%
Plus 2.50% (1), matures 2037	15,464	2.74%	15,464	2.81%
Subtotal	$247,435		$247,435
Notes associated with consolidated VIEs
HELOC securitizations
Plus 0.23% (2), matures 2018	$55,172		$—
Plus 0.16% (3), matures 2019	50,641		—
Total long-term debt	$353,248		$247,435

(1)	The securities are currently callable by the Company.

(2)	The Notes will accrue interest at a rate equal to the least of (i) one-month LIBOR plus 0.23 percent (ii) the net weighted average coupon, and (iii) 0.16 percent.

(3)
The interest rate for the notes may adjust monthly and will be subject to (i) a cap based on the weighted average of the loan rates on the mortgage loans, minus the rates at which certain fees and expenses of the issuing entity are calculated and minus any required spread and adjusted for actual days and (ii) a fixed cap of 0.16 percent.

Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. At December 31, 2013 and 2012 the three-month LIBOR interest rate was 0.25 percent and 0.31 percent, respectively. At December 31, 2013 and 2012, the one-month LIBOR interest rate was 0.17 percent and 0.21 percent, respectively.

Trust Preferred Securities

The trust preferred securities outstanding mature 30 years from issuance and are callable by the Company. Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty. In January 2012, the Company exercised its contractual rights to defer its interest payments with respect to trust preferred securities. The payments are periodically evaluated and will be reinstated when appropriate, subject to the provisions of the Company's Supervisory Agreement and Consent Order.

Notes Associated with Consolidated VIEs

As previously discussed in Note 10 of the Notes to the Consolidated Financial Statements, herein, the Company determined it was the primary beneficiary of VIEs associated with HELOC securitizations and such VIEs are therefore consolidated in the Consolidated Financial Statements. As of June 30, 2013, following the Assured Settlement Agreement, the

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Company reconsolidated the assets and liabilities associated with the HELOC securitization trusts, the proceeds of which were used by the trust to repay outstanding debt.

The final legal maturities of the long-term debt associated with the VIEs are June 2018 and June 2019, respectively, however these debt agreements have contractual provisions that allow for the debt to be paid off based on the cash flows of the collateral. As of December 31, 2013, the Company's cash flow analysis indicated that the notes are estimated to be paid off by July 2015 for FSTAR 2005-1 (0.23 percent) and June 2016 for FSTAR 2006-2 (0.16 percent). The estimated maturity dates may change going forward as the inputs used (prepayments, defaults, etc.) for the cash flow analysis will likely change. The debt pays interest based on a spread over the 30-day LIBOR interest rate.

Note 19 — Representation and Warranty Reserve

The following table shows the activity in the representation and warranty reserve.

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance, beginning of period,	$193,000	$120,000	$79,400
Provision
Charged to gain on sale for current loan sales	17,606	24,410	8,993
Charged to representation and warranty reserve — change in estimate	36,116	256,289	150,055
Total	53,722	280,699	159,048
Charge-offs, net	(192,722)	(207,699)	(118,448)
Balance, end of period	$54,000	$193,000	$120,000

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

The Company routinely obtains information from the Agencies regarding the historical trends of demand requests, and occasionally obtains information on anticipated future loan reviews and potential repurchase demand projections. The Company believes this information provides helpful but limited insight in anticipating Agency behavior, thus helping to better estimate future repurchase requests and validate representation and warranty assumptions. Estimating the balance of the representation and warranty reserve involves using assumptions regarding future repurchase request volumes, probable loss severity on these requests and claims appeal success rates. To assess the sensitivity of the representation and warranty reserve model to adverse changes, management periodically runs a sensitivity analysis using its reserve model by assuming hypothetical increases in the level of repurchase volume.

Reserve levels are a function of probable losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. To the extent actual outcomes differ from management estimates, additional provisions could be required that could adversely affect operations or financial position in future periods.

During the fourth quarter 2013, the Bank entered into settlement agreements with both Fannie Mae and Freddie Mac to resolve substantially all of the repurchase requests and obligations associated with loans originated between January 1, 2000 and December 31, 2008. The settlement with Fannie Mae, reached on November 6, 2013, was for a total resolution amount of $121.5 million and, after paid claim credits and other adjustments, the Company paid $93.5 million. The Bank settled with Freddie Mac on December 30, 2013 for a total resolution amount of $10.8 million and, after paid claim credits and other adjustments, the Company paid $8.9 million.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 20 — Warrant Liabilities

May Investors

In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the "May Investors") in the Company’s May 2008 private placement capital raise, the Company granted warrants (the "May Investor Warrants") to the May Investors on January 30, 2009 for the purchase of 142,598 of Common Stock at $62.00 per share. The holders of such warrants are entitled to acquire shares of Common Stock for a period of ten years. During 2009, May Investors exercised May Investor Warrants to purchase 31,484 shares of Common Stock. As a result of the Company’s registered offering on March 31, 2010, of 5.8 million shares of Common Stock at a price per share of $50.00, the number of shares of the Company’s Common Stock issuable to the May Investors under the May Investor Warrants was increased by 26,667 and the exercise price was decreased to $50.00 pursuant to the antidilution provisions of the May Investors Warrants. As a result of the Company’s registered offering on November 2, 2010 of 11.6 million shares of Common Stock at a price per share of $10.00, the number of shares of Common Stock issuable to the May Investors under the May Investor Warrants was increased by 551,126 and the exercise price was decreased to $10.00 pursuant to the antidilution provisions of the May Investors Warrants. For the year ended December 31, 2013, no shares of Common Stock were issued upon exercise of May Investor Warrants, and at December 31, 2013, the May Investors held warrants to purchase 688,907 shares at an exercise price of $10.00.

Management believes the May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as liabilities rather than as an equity instrument and are measured at fair value, with changes in fair value recognized through operations.

On January 30, 2009, in conjunction with the capital investments, the Company recorded the May Investor Warrants at their fair value of $6.1 million. From the issuance of the May Investor Warrants on January 30, 2009 through December 31, 2013, the Company marked these warrants to market which resulted in an increase in the liability during this time of $4.7 million. This increase was recorded in warrant expense and included in noninterest expense.

At December 31, 2013, the Company’s liabilities to the holders of May Investors Warrants amounted to $10.8 million. Warrant liabilities are valued using a binomial lattice model and are classified within Level 2 of the valuation hierarchy. Significant observable inputs include expected volatility, a risk free rate and an expected life. Warrant liabilities are reported in "other liabilities" on the Consolidated Statements of Financial Condition.

Other Warrants

On January 30, 2009, the Company sold to the U.S. Treasury 266,657 shares of Series C fixed rate cumulative non-convertible perpetual preferred stock ("Series C Preferred Stock") and a warrant to purchase up to approximately 0.7 million shares of Common Stock at an exercise price of $62.00 per share (the "Warrant") for $266.7 million. The issuance and the sale of the Series C Preferred Stock and Warrant were exempt from the registration requirements of the Securities Act of 1933, as amended. The Series C Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years, and 9 percent per annum thereafter. The Warrant became exercisable upon receipt of stockholder approval on May 26, 2009 and has a 10 year term.

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

Note 21 — Stockholders' Equity

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

Preferred Stock

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred shares at December 31, 2013 is summarized as follows.

	Rate (1)	Earliest Redemption Date	Shares Outstanding	Preferred Shares	Additional Paid in Capital
	(Dollars in thousands)
Series C Preferred Stock	5%	January 31, 2012	266,657	$3	$266,171

(1)	Beginning after January 30, 2014, the rate will be 9.0 percent.

See Note 20 of the Notes to the Consolidated Financial Statements, herein, for further information regarding the Series C Preferred Stock and Warrants.

Deferral of Dividend Payments

On January 27, 2012, the Company provided notice to the U.S. Treasury exercising the contractual right to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with participation in the TARP Capital Purchase Program, at the time. Under the terms of the preferred stock, the Company may defer payments of dividends for up to six quarters in total without default or penalty. Concurrently, the Company also exercised contractual rights to defer interest payments with respect to trust preferred securities. For information about the deferral of dividends, refer to Note 2 and Note 18 of the Notes to the Consolidated Financial Statements, herein.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss) for each type of available-for-sale security.

	Pre-tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(Dollars in thousands)
Accumulated other comprehensive income (loss)
December 31, 2013
Net unrealized (loss) gain on securities available-for-sale,
U.S. government sponsored agencies	$(9,042)	$4,211	$(4,831)
Total net unrealized (loss) gain on securities available-for-sale	$(9,042)	$4,211	$(4,831)
December 31, 2012
Net unrealized gain (loss) on securities available-for-sale,
U.S. government sponsored agencies	$2,389	$—	$2,389
FSTAR 2006-1 securitization trust	(10,155)	6,108	(4,047)
Total net unrealized gain (loss) on securities available-for-sale	$(7,766)	$6,108	$(1,658)
December 31, 2011
Net unrealized gain (loss) on securities available-for-sale,
Non-agency collateralized mortgage obligations	$(23,095)	$20,608	$(2,487)
U.S. government sponsored agencies	2,211	(728)	1,483
FSTAR 2006-1 securitization trust	(12,923)	6,108	(6,815)
Total net unrealized gain (loss) on securities available-for-sale	$(33,807)	$25,988	$(7,819)

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

Note 22 — Earnings (Loss) Per Share

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table sets forth the computation of basic and diluted earnings (loss) per share of Common Stock.

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Net income (loss)	$266,987	$68,376	$(181,778)
Less: preferred stock dividend/accretion	(5,784)	(5,658)	(17,165)
Net income (loss) from continuing operations	261,203	62,718	(198,943)
Deferred cumulative preferred stock dividends	(14,366)	(13,670)	—
Net income (loss) applicable to Common Stock	$246,837	$49,048	$(198,943)
Weighted Average Shares
Weighted average common shares outstanding	56,063	55,762	55,434
Effect of dilutive securities
Warrants	237	7	—
Stock-based awards	218	425	—
Weighted average diluted common shares	56,518	56,194	55,434
Earnings (loss) per common share
Net income (loss) applicable to Common Stock	$4.40	$0.88	$(3.62)
Effect of dilutive securities
Warrants	(0.02)	—	—
Stock-based awards	(0.01)	(0.01)	—
Diluted earnings (loss) per share	$4.37	$0.87	$(3.62)

Due to the loss attributable to common stockholders for the year ended December 31, 2011, the diluted loss per share calculation excludes all Common Stock equivalents, including 1,334,045 shares pertaining to warrants and 250,914 shares pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.

Note 23 — Stock-Based Compensation

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

Under the 2006 Plan, the exercise price of any award granted must be at least equal to the fair market value of Common Stock on the date of grant. Non-qualified stock options granted to directors expire 5 years from the date of grant. Grants other than non-qualified stock options have term limits set by the board of directors in the applicable agreement. Stock appreciation rights expire 7 years from the date of grant unless otherwise provided by the compensation committee of the board of directors.

During the years ended December 31, 2013, 2012 and 2011, compensation expense recognized related to the 2006 Plan totaled $4.8 million, $6.9 million and $6.7 million, respectively. The Board of Directors approved a one-for-ten reverse stock split, which began trading on a post-split basis on October 11, 2012. All Common Stock and related per share amounts discussed below are reflected on an after-reverse-split basis for all periods presented.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Stock Option Plan

The following tables summarize the activity that occurred in the years ended December 31.

	Number of Shares
	2013	2012	2011
Options outstanding, beginning of year	93,628	111,273	126,935
Options canceled, forfeited and expired	(10,691)	(17,645)	(15,662)
Options outstanding, end of year	82,937	93,628	111,273
Options vested and expected to vest, end of year	82,937	93,628	111,273
Options exercisable, end of year	43,281	34,061	26,118

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was zero. Additionally, there was no aggregate intrinsic value of options outstanding and exercised at December 31, 2013, 2012 and 2011.

	Weighted Average Exercise Price
	2013	2012	2011
Options outstanding, beginning of year	$143.41	$181.00	$171.10
Options canceled, forfeited and expired	447.22	386.45	100.70
Options outstanding, end of year	$104.26	$143.41	$181.00
Options vested and expected to vest, end of year	$104.26	$143.41	$181.00
Options exercisable, end of year	$126.49	$173.32	$510.50

The following information pertains to the stock options issued pursuant to the Prior Plans, but not exercised at December 31, 2013.

	Options Outstanding			Options Exercisable
Range of Grant Price	Number of Options Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price
$80.00	81,953	6.04	$80.00	42,297	$80.00
$1,523.00 - $2,471.50	984	0.65	$2,124.74	984	$2,124.74
	82,937			43,281

	Options Vested and Expected to Vest
Range of Grant Price	Number of Options Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$80.00	81,953	6.04	$80.00
$1,523.00 - $2,471.50	984	0.65	$2,124.74
	82,937

At December 31, 2013 and 2012, options available for future grants were 213,678 and 202,987, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Restricted Stock Units

The Company issues restricted stock units to officers, directors and key employees in connection with year-end compensation. Restricted stock generally will vest in 1/3 increments on each annual anniversary of the date of grant beginning with the first anniversary. At December 31, 2013 and 2012, the maximum number of shares of Common Stock that may be issued under the 2006 Plan as the result of any grants were 961,913 shares and 1,159,562 shares, respectively. The Company incurred expenses of approximately $1.4 million, $2.9 million and $2.2 million with respect to restricted stock units during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012 restricted stock units had a market value of $5.6 million and $8.3 million, respectively.

	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock
Non-vested at December 31, 2010	193,943	$31.90
Granted	99,429	14.90
Vested	(27,439)	62.90
Canceled and forfeited	(38,485)	24.30
Non-vested at December 31, 2011	227,448	$22.00
Non-vested at December 31, 2011	227,448	$22.00
Granted	329,025	9.79
Vested	(109,588)	24.98
Canceled and forfeited	(21,674)	22.28
Non-vested at December 31, 2012	425,211	$12.70
Non-vested at December 31, 2012	425,211	$12.70
Granted	113,760	15.06
Vested	(190,949)	17.08
Canceled and forfeited	(60,096)	11.14
Non-vested at December 31, 2013	287,926	$12.01

Incentive Compensation Plans

The Incentive Compensation Plans are administered by the compensation committee of the Company's board of directors. Each year, the compensation committee decides which employees of the Company will be eligible to participate in the plans. The Company had an expense of $24.4 million, $31.1 million and $22.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, for incentive plans.

Note 24 — Employee Benefit Plans

The Company maintains a 401(k) plan for its employees. Under the plan, eligible employees may contribute up to 60 percent of their annual compensation, subject to a maximum amount proscribed by law. The maximum annual contribution was $17,500, $17,000 and $16,500, respectively, for the years ended December 31, 2013, 2012 and 2011. Participants who are age 50 or older at the end of the calendar year, were also able to make additional contributions of up to $5,500 for 2013, 2012 and 2011. On January 1, 2011, the Company established a non-discretionary matching contribution in an amount equal to 50 percent of deferral contribution subject to a maximum of 3 percent in eligible compensation deferred. The Company’s contributions vest at a rate such that an employee is fully vested after five years of service. The Company’s contributions to the plan for the years ended December 31, 2013, 2012, and 2011 were approximately $2.4 million, $2.1 million and $1.2 million, respectively. The Company may also make discretionary contributions to the plan; however, none have been made.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 25 — Income Taxes

Components of the (benefit) provision for federal income taxes from operations consist of the following.

	For the Years Ended December 31,
	2013	2012	2011
Current	(Dollars in thousands)
Federal	$226	$4,235	$1,056
State	102	—	—
Total current income tax (benefit) expense	$328	$4,235	$1,056
Deferred
Federal	$(407,611)	$(19,880)	$—
State	(8,967)	—	—
Total deferred income tax (benefit) expense	(416,578)	(19,880)	—
Total Income Tax (Benefit) Expense	$(416,250)	$(15,645)	$1,056

The Company’s effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences.

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
(Benefit) provision at statutory federal income tax rate (35%)	$(52,242)	$18,456	$(63,253)
Increases (decreases) resulting from
Change in valuation allowance, federal and state	(355,769)	(19,224)	52,999
Residual tax effect associated with other comprehensive income	(6,108)	(19,880)	—
State income tax benefit, net of federal income tax effect	(2,647)	—	—
Warrant (income) expense	(190)	3,127	(2,411)
Non-deductible compensation	383	1,144	1,267
Litigation settlement	—	293	11,655
Other	323	439	799
(Benefit) provision for income taxes	$(416,250)	$(15,645)	$1,056

During the year ended December 31, 2013, the effective tax rate was a benefit of 278.9 percent, compared to a benefit of 29.7 percent and a provision of 0.6 percent for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2013, the change in the valuation allowance for net deferred taxes, as well as the recognition of the residual tax effect associated with previously unrealized losses on securities recorded in other comprehensive income (loss) had the most significant impacts on the difference between our statutory U.S. federal income tax rate of 35 percent and our effective tax rate.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If the Company determines that it would be able to realize the deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) the Company determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

During the second quarter 2013, as a result of the MBIA Settlement Agreement, the FSTAR 2006-1 mortgage securitization, recorded as an available-for-sale investment securities, was collapsed and the second mortgage loans in that trust were transferred to loans held-for-investment at fair value. In conjunction with this, the Company recorded $6.1 million of tax benefit to recognize the residual tax effect associated with previously unrealized losses on this security. The Company previously sold the remaining non-agency CMOs and seasoned agency securities during the year ended December 31, 2012. As a result of the sale of these securities, the Company also recognized a tax benefit representing the recognition of the residual tax effect of $19.9 million associated with previously unrealized losses on these securities recorded in other comprehensive income (loss).

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities are comprised of the following.

	December 31,
	2013	2012
	(Dollars in thousands)
Deferred tax assets
Tax loss carry forwards	$337,472	$278,161
Allowance for loan losses	127,739	230,925
Representation and warranty reserves	19,962	71,363
Legal accruals for pending and threatened litigation	—	84,557
Non-accrual interest revenue	11,571	18,788
Alternative Minimum Tax credit carry forwards (indefinite carry forward period)	10,880	10,880
Litigation settlement	34,378	—
Real Estate Mortgage Investment Conduits	4,644	4,466
Other	8,090	16,166
Total	554,736	715,306
Valuation allowance	(24,864)	(379,149)
Total (net)	529,872	336,157
Deferred tax liabilities
Mortgage loan servicing rights	(91,752)	(245,601)
Loan securitizations	—	(49,357)
Mark-to-market adjustments	(13,770)	(31,130)
Commercial lease financing	(2,772)	(3,280)
State and local taxes	(4,774)	(2,477)
Other	(2,123)	(4,312)
Total	(115,191)	(336,157)
Net deferred tax asset	$414,681	$—

(1)	The December 31, 2012 amounts have been adjusted to include the state deferred tax asset, which is consistent with the December 31, 2013 presentation.

During the years ended December 31, 2013 and 2012, the Company had a total net operating loss carry forward of $882.9 million and $712.6 million, respectively. These carry forwards, if unused, expire in calendar years 2028 through 2033. As a result of a change in control occurring on January 30, 2009, Section 382 of the Internal Revenue Code places an annual limitation on the use of the Company’s net operating loss carry forwards that existed at that time. At December 31, 2013, $174.1 million of the total net operating loss carry forwards of $882.9 million is subject to an annual use limitation of approximately $17.4 million and will expire in calendar years 2028 through 2029.

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

At December 31, 2013, the deferred tax assets were primarily the result of U.S. net operating loss carryforwards. During the year ended December 31, 2013, the Company recorded a valuation allowance release of $355.8 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

The Company regularly evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard as defined by generally accepted accounting principles. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	future reversals of existing taxable temporary differences;

•	future taxable income exclusive of reversing termporary differences and carryforwards;

•	taxable income in prior carryback years; and

•	tax planning strategies.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors, including but not limited to:

•	nature, frequency and severity of recent losses;

•	duration of statutory carryforward periods;

•	historical experience with tax attributes expiring unused; and

•	near- and medium-term financial outlook.

As indicated by applicable accounting standards, it is inherently difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses.

The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the financial statements or tax returns and future profitability. The Company's accounting for deferred taxes represents management's best estimate of those future events. Changes in the current estimates, due to unanticipated events or otherwise, could have a material effect on the Company's financial condition and results of operations.

Over the past year, culminating in the fourth quarter 2013, the Company has taken significant actions to transform its business and reduce uncertainty. These actions included the following:

(1)	the retirement of higher cost long-term Federal Home Loan Bank advances;

(2)	the related loss on extinguishment of debt as a result of the prepayment of the higher cost long-term Federal Home Loan Bank advances;

(3)	the payment of litigation settlement costs incurred in connection with Assured and MBIA litigation settlements;

(4)	the sale of mortgage servicing rights while retaining the subservicing; and

(5)	the settlements reached with Fannie Mae and Freddie Mac.

When evaluating whether the Company has overcome the significant negative evidence attributable to actual cumulative losses in recent years, the Company adjusted those losses for items that the Company believes are not indicative of its ability to generate taxable income in future years. The Company reflects adjusted cumulative income after applying those items that are not indicative of its ability to generate taxable income in future years. The Company considers this objectively verifiable evidence that its current earnings model is capable of generating future taxable income sufficient to utilize substantially all of the net operating loss carryforwards as of December 31, 2013. The Company believes that this evidence is sufficient to overcome the unadjusted cumulative losses in recent years.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Other positive evidence considered in connection with the Company's decision to release its federal deferred tax asset valuation allowance include the historic ability to utilize deferred tax assets before they expire, as well as its detailed forecasts projecting the complete realization of all federal deferred tax assets before expiration under the most conservative and stressed earnings scenarios. In order to realize the deferred tax assets, the Company needs to generate approximately $1.1 billion of pre-tax income over the next 20 years. The Company believes that it is more likely than not that this level of pre-tax income will be achievable even under stressed scenarios.

The Company also considered actions taken during the year ended December 31, 2013, which create more certainty regarding its future taxable income including settlements reached with Fannie Mae, Freddie Mac, MBIA and Assured litigation settlements, prepayment of higher cost long-term Federal Home Loan Bank advances and the sale of mortgage servicing rights while retaining the subservicing. The Company has a history of utilizing 100 percent of deferred tax assets before they expire. Forecasts of taxable earnings project a complete realization of all federal deferred tax assets before they expire, including under stressed forecast scenarios. The unprecedented mortgage market conditions have been managed by the Company to minimize the impact should similar volatility recur in the future through cost containment, employee reductions, etc. which give further support to the reliability of forecasted taxable earnings.

Upon considering all of the available positive and negative evidence, and the extent to which that evidence was objectively verifiable, the Company determined that the positive evidence outweighed the negative evidence and the deferred tax assets are more likely than not realizable, as of and for the year ended December 31, 2013. As a result, the valuation allowance has been reversed in the amount of $355.8 million, or $6.29 per diluted share, during the year ended December 31, 2013 that benefited income tax expense.

The Company had a total state deferred tax asset before valuation allowance of $34.0 million million and total state net operating loss carryforwards of $589.2 million at December 31, 2013. In connection with its ongoing assessment of deferred taxes, the Company analyzed each state net operating loss separately and determined the amount of such net operating loss, which is expected to expire unused and recorded a valuation allowance to reduce the deferred tax asset for state net operating losses to the amount which is more likely than not to be realized. At December 31, 2013, the state deferred tax assets which we will more likely than not be realized was $9.2 million and have maintained a valuation allowance of $24.8 million due to loss carryover limitations.

The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which will impact the Company's income tax expense in the period it determines that these factors have changes.

The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. At December 31, 2013, the Internal Revenue Service had completed an examination of the Company through the taxable year ended December 31, 2009. The years open to examination by state and local government authorities vary by jurisdiction.

The following table provides a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011.

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance at January 1,	$1,735	$1,642	$1,550
Additions based on income tax positions related to current year	399	—	—
Additions for income tax positions of prior years	93	93	92
Balance at December 31,	$2,227	$1,735	$1,642

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2013, 2012 and 2011, the Company recognized interest expense of approximately $93,000, $93,000 and $92,000 respectively, and no penalty expense for the years ended December 31, 2013, 2012 and 2011. The total accrual for interest and penalties related to uncertain tax positions on the balance sheet is not material for the years ended December 31, 2013, 2012 and 2011. At December 31, 2013, approximately $1.8 million of the above tax positions are expected to reverse during the next 12 months, all of which relates to state tax controversies expected to be settled on resolution of a state tax audit.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 26 — Related Party Transactions

The Company has and expects to have in the future, transactions with certain of the Company’s directors and principal officers. Such transactions are made in the ordinary course of business and included extensions of credit and professional services. With respect to the extensions of credit, all are made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and do not, in management’s opinion, involve more than normal risk of collectability or present other unfavorable features. At December 31, 2013, there were no loans attributable to directors and principal officers and the unused lines of credit totaled approximately $13,000. At December 31, 2012, the balance of the loans attributable to directors and principal officers totaled $483,800, with the unused lines of credit totaling $27,900. At December 31, 2013 and 2012, no directors or executive officers were affiliated with any correspondents or brokers.

Note 27 — Regulatory Matters

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank’s primary regulatory agency, the OCC, requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5 percent, Tier 1 capital to adjusted tangible assets and Tier 1 capital to risk-weighted assets of 4.0 percent, and total risk-based capital to risk-weighted assets of 8.0 percent. The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain minimum ratios of Tier 1 capital to adjusted tangible assets of 5.0 percent, Tier 1 capital to risk-weighted assets of 6.0 percent and total risk-based capital to risk-weighted assets of 10.0 percent.

To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below, as of the date of filing of its quarterly report with the OCC. The Bank is considered “well capitalized” at both December 31, 2013 and 2012. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table shows the regulatory capital ratios as of the dates indicated. These ratios are applicable to the Bank only.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013
Tangible capital (to tangible assets)	$1,257,608	13.97%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,257,608	13.97%	360,196	4.0%	450,245	5.0%
Tier 1 capital (to risk weighted assets)	1,257,608	26.82%	187,542	4.0%	281,313	6.0%
Total capital (to risk weighted assets)	1,317,964	28.11%	375,084	8.0%	468,855	10.0%
December 31, 2012
Tangible capital (to tangible assets)	$1,295,841	9.26%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,295,841	9.26%	559,985	4.0%	699,982	5.0%
Tier 1 capital (to risk weighted assets)	1,295,841	15.90%	325,951	4.0%	488,926	6.0%
Total capital (to risk weighted assets)	1,400,126	17.18%	651,902	8.0%	814,877	10.0%
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

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

Regulatory Developments

In July 2013, U.S. banking regulators approved final Basel III Regulatory Capital rules ("Basel III"). The Basel III rules will be effective January 1, 2014 for advanced approaches banking organizations that are not savings and loan holding companies and January 1, 2015 for all other covered banking organizations. Various aspects of Basel III will be subject to multi-year transition periods ending December 31, 2018. Basel III generally continues to be subject to interpretation by the U.S. banking regulators. Basel III will materially change our Leverage, Tier 1 and Total capital calculations. In addition, the final rule implements a new regulatory component, Common Equity Tier 1 capital. It introduces new minimum capital ratios and buffer requirements, proposes a supplementary leverage ratio, changes the composition of regulatory capital, expands and modifies the calculation of risk-weighted assets for credit and market risk (the Advanced Approach), revises the adequately capitalized minimum requirements under the Prompt Corrective Action framework and introduces a Standardized Approach for the calculation of risk-weighted assets, which will replace the current rules (Basel I - 2013 Rules) effective January 1, 2015. Under Basel III, we will calculate regulatory capital ratios and risk-weighted assets under the Standardized Approach. This approach will be used to assess capital adequacy under the Prompt Corrective Action framework. The Prompt Corrective Action framework establishes categories of capitalization, including "well capitalized," based on regulatory ratio requirements. In October 2013, the OCC and Federal Reserve published a final rule that replaces their existing risk-based and leverage capital rules. The final rule is consistent with the interim final rule.

Note 28 — Legal Proceedings, Contingencies and Commitments

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

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

The Company elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement. As of December 31, 2013, the Bank has accrued $93.0 million, which represents the fair value of the Additional Payments. See Note 4 of the Notes to the Consolidated Financial Statements, herein, for further information on the fair value of the DOJ litigation settlement. Other than as set forth above, the DOJ Agreement does not have any effect on FHA insured loans in the Company's portfolio, including loans classified as loans repurchased with government guarantees as discussed in Note 7 of the Notes to the Consolidated Financial Statements, herein. The Company believes that such loans retain FHA insurance, and the Company continues to process such loans for insurance claims in the normal course and to receive payments thereon from the FHA. Based on the experience subsequent to the Bank's agreement with the DOJ, the Company believes that such claims are not subject to denial or dispute other than in the normal course of processing insurance claims.
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

In 2009 and 2010, the Bank received repurchase demands from Assured with respect to HELOCs that were sold by the Bank in connection with the HELOC securitizations. Assured is the note insurer of the HELOC securitizations. In April 2011, Assured filed a lawsuit against the Bank in the U.S. District Court for the Southern District of New York, alleging a breach of various loan level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it had paid under the insurance policies, plus interest and costs. Assured sought $111.0 million in damages. In March 2012, the Court dismissed Assured's claims for indemnification and reimbursement, but allowed the case to proceed on the breach of contract claims related to the Bank's repurchase obligations. The Court issued a memorandum opinion in September 2012, supporting and explaining the Court's March decision. In February 2013, following a bench trial, the Court issued a decision in favor of Assured and awarded it $89.2 million, plus contractual interest and attorneys' fees and costs. On April 1, 2013, the Court issued a final judgment against the Company for a total of $106.5 million, consisting of $90.7 million in damages plus $15.9 million in pre-judgment interest. The Bank filed a notice of appeal later that month. The Court subsequently issued a memorandum order, in which the Court reversed the decision regarding the amount of attorneys' fees to which Assured is entitled until after the appeals process concludes. On June 21, 2013, the Bank entered into an agreement with Assured to settle this lawsuit and the Bank's pending appeal. Pursuant to the terms of the Assured Settlement Agreement, Assured's judgment against the Bank has been deemed fully satisfied, the Bank's appeal has been dismissed, and, among other consideration and transaction provisions, the Bank has paid Assured $105.0 million during the second quarter 2013. In addition, the Bank has assumed responsibility for future payments due by Assured to noteholders in the HELOC securitization trust, and will receive future reimbursements for claims paid to which Assured would otherwise have been entitled. As a result, the Bank recorded a $49.1 million gain during the second quarter 2013, arising from the reconsolidation of the net fair value of the assets and liabilities in the HELOC securitization trusts on the Consolidated Financial Statements and the reversal of related reserves for pending and threatened litigation.

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

Other Matters

In May 2012, the Bank and its subsidiary, Flagstar Reinsurance Company, were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Pennsylvania, alleging a violation of Section 2607 of the Real Estate Settlement Procedures Act ("RESPA"). Section 2607(a) of RESPA generally prohibits anyone from "accept[ing] any fee, kickback or thing of value pursuant to any agreement or understanding, oral or otherwise, that business related incident to or part of a real estate settlement service involving a federally related mortgage loan shall be referred to any person." Section 2607(b) of RESPA also prohibits anyone from "accept[ing] any portion, split, or percentage of any charge made or received for the rendering of a real estate settlement service in connection with a federally related mortgage loan other than for services actually performed." The lawsuit specifically alleges that the Bank and Flagstar Reinsurance Company violated Section 2607 of RESPA through a captive reinsurance arrangement involving (i) allegedly illegal payments to Flagstar Reinsurance Company for the referral of private mortgage insurance business from the Bank to private mortgage insurers to Flagstar Reinsurance Company and (ii) Flagstar Reinsurance Company's purported receipt of an unlawful split of private mortgage insurance premiums. On January13, 2014, the Bank and Flagstar Reinsurance filed a motion to dismiss the First Amended Complaint based upon the statute of limitations and equitable tolling.

On August 15, 2013, shareholder Kenneth Taylor filed a derivative action in the Circuit Court of Oakland County, Michigan against several current and former members of the Company's Board of Directors and executive officers, including Joseph Campanelli, Michael Tierney, Paul Borja, Todd McGowan, Daniel Landers, Matthew Kerin, Walter Carter, Gregory Eng, Jay Hansen, David Matlin, James Ovenden, Mark Patterson, Michael Shonka, and David Treadwell. The lawsuit requests unspecified monetary damages and purports to seek to remedy defendants’ alleged breaches of fiduciary duties and unjust

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

enrichment from 2011 to present, focusing on the events leading up to the Company's February 24, 2012 settlement with the U.S. Department of Justice, as well as the settlement itself. Defendants’ Answer or responsive pleading is currently due on November 27, 2013. On October 23, 2013, Joel Rosenfeld filed a second derivative action in the same court alleging similar claims against the same defendants based on the February 24, 2012 settlement, as well as Flagstar’s prior litigation with Assured Guaranty. The Court consolidated the matters and appointed Rosenfeld as lead plaintiff and Rosenfeld’s counsel and lead plaintiffs’ counsel. The plaintiffs then filed a consolidated complaint. The litigation has been stayed until March 21, 2014, to allow the parties to facilitate.

Litigation Accruals and Other Possible Contingent Liabilities

When establishing an accrual for contingent liabilities, the Company determines a range of potential losses for each matter that is probable to result in a loss and where the amount of the loss can be reasonably estimated. The Company then records the amount it considers to be the best estimate within the range. As of December 31, 2013, the Company's total accrual for contingent liabilities was $95.2 million, which includes the accruals for the DOJ Agreement and pending cases. There may be further losses that could arise, the occurrence of which is not probable (but is reasonably possible), or the amount of which is not reasonably estimable; in either case, such losses are not included in the accrual for contingent liabilities. It is possible that the ultimate resolution of those matters, or one or more other unexpected future developments, could result in a loss or losses that, individually or in the aggregate, may be material to the Company's results of operations, or cash flows, for the relevant period(s).

Contingencies and Commitments

A summary of the contractual amount of significant commitments is as follows.

	December 31,
	2013	2012
	(Dollars in thousands)
Commitments to extend credit
Mortgage loans (interest-rate lock commitments)	$1,857,775	$5,149,891
HELOC trust commitments	67,060	53,276
Other consumer commitments	7,430	7,042
Standby and commercial letters of credit	7,982	66,005
Other commercial commitments	296,713	414,479

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Company sold $63.0 million of Northeast-based commercial letters of credit, during the first quarter 2013, related to the sale of commercial loans associated with the CIT Agreement.

The Company enters into forward contracts for the future delivery or purchase of agency and loan sale contracts. These contracts are considered to be derivative instruments under U.S. GAAP. Changes to the fair value of these forward loan sales as a result of changes in interest rates are recorded on the Consolidated Statements of Financial Condition as an other asset. Further discussion on derivative instruments is included in Note 15 of the Notes to the Consolidated Financial Statements, herein.

The Company has unfunded commitments under its contractual arrangement with the HELOC securitization trusts to fund future advances on the underlying HELOC. Refer to further discussion of this issue as presented in Note 10 of the Notes to the Consolidated Financial Statements, herein.

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

For information regarding the representation and warranty reserve, see Note 19 of the Notes to the Consolidated Financial Statements, herein.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 29 — Segment Information

The Company’s operations are conducted through three operating segments: Mortgage Banking, Community Banking and Other, which includes the remaining reported activities. Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The operating segments have been determined based on the products and services offered and reflect the manner in which financial information is currently evaluated by management. Each segment operates under the same banking charter, but is reported on a segmented basis for this report. Each of the operating segments is complementary to each other and because of the interrelationships of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Certain prior period amounts have been reclassified to conform to current year presentation.

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

Revenues are comprised of net interest income (before the provision for loan losses) and noninterest income. Noninterest expenses are fully allocated to each operating segment. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and the business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

The Mortgage Banking segment originates, acquires, sells and services one-to-four family residential first mortgage loans. The origination and acquisition of mortgage loans comprises the majority of the lending activity. Mortgage loans are originated through home loan centers, national call centers, the Internet and unaffiliated banks and mortgage banking and brokerage companies, where the net interest income and the gains from sales associated with these loans are recognized in the Mortgage Banking segment. Also, the Mortgage Banking segment service mortgage loans for others and sells MSRs into the secondary market.

The Community Banking segment originates loans, provides deposits and fee based services to consumer, business and mortgage lending customers through its Branch Banking, Business and Commercial Banking, Government Banking, and Warehouse Lending groups. Products offered through these teams include checking accounts, savings accounts, money market accounts, certificates of deposit, investment and insurance services consumer loans, commercial loans and warehouse lines of credit. Other financial services available to consumer and commercial customers include lines of credit, revolving credit, customized treasury management solutions, equipment leasing, inventory and accounts receivable lending and capital markets services such as interest rate risk protection products.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following tables present financial information by business segment for the periods indicated.

	Year Ended December 31, 2013
	Mortgage Banking	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$158,232	$108,391	$(79,972)	$186,651
Net gain on loan sales	401,736	457	—	402,193
Representation and warranty reserve - change in estimate	(36,116)	—	—	(36,116)
Other noninterest income	199,004	38,252	49,010	286,266
Total net interest income (loss) and noninterest income	722,856	147,100	(30,962)	838,994
Provision for loan losses	(50,894)	(19,248)	—	(70,142)
Asset resolution	(55,701)	3,660	8	(52,033)
Depreciation and amortization expense	(7,129)	(4,036)	(12,064)	(23,229)
Other noninterest expense	(477,836)	(172,452)	(192,565)	(842,853)
Total noninterest expense	(540,666)	(172,828)	(204,621)	(918,115)
Income (loss) before federal income taxes	131,296	(44,976)	(235,583)	(149,263)
Benefit for federal income taxes	—	—	416,250	416,250
Net income (loss)	$131,296	$(44,976)	$180,667	$266,987

Average balances
Loans held-for-sale	$2,334,157	$164,736	$—	$2,498,893
Loans held-for-investment	3,046,123	1,195,993	86,061	4,328,177
Total assets	7,882,592	1,602,612	3,069,712	12,554,916
Interest-bearing deposits	—	6,168,679	7,185	6,175,864

	Year Ended December 31, 2012
	Mortgage Banking	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$195,312	$153,197	$(51,278)	$297,231
Net gain on loan sales	990,175	723	—	990,898
Representation and warranty reserve - change in estimate	(256,289)	—	—	(256,289)
Other noninterest income	225,835	42,857	17,941	286,633
Total net interest income (loss) and noninterest income	1,155,033	196,777	(33,337)	1,318,473
Provision for loan losses	(236,039)	(40,008)	—	(276,047)
Asset resolution	(84,363)	(6,955)	(31)	(91,349)
Depreciation and amortization expense	(6,258)	(3,759)	(10,189)	(20,206)
Other noninterest expense	(644,746)	(193,388)	(40,006)	(878,140)
Total noninterest expense	(735,367)	(204,102)	(50,226)	(989,695)
Income (loss) before federal income taxes	183,627	(47,333)	(83,563)	52,731
Provision for federal income taxes	—	—	15,645	15,645
Net income (loss)	$183,627	$(47,333)	$(67,918)	$68,376

Average balances
Loans held-for-sale	$3,076,155	$2,535	$—	$3,078,690
Loans held-for-investment	3,560,560	2,951,143	8,357	6,520,060
Total assets	9,616,825	3,076,297	2,033,648	14,726,770
Interest-bearing deposits	—	6,606,247	233,083	6,839,330

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

	Year Ended December 31, 2011
	Mortgage Banking	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$125,821	$125,368	$(5,816)	$245,373
Net gain on loan sales	300,268	521	—	300,789
Representation and warranty reserve - change in estimate	(150,055)	—	—	(150,055)
Other noninterest income	186,708	42,080	5,994	234,782
Total net interest income (loss) and noninterest income	462,742	167,969	178	630,889
Provision for loan losses	(114,610)	(62,321)	—	(176,931)
Asset resolution	(113,857)	(14,229)	(227)	(128,313)
Depreciation and amortization expense	(1,458)	(6,251)	(8,170)	(15,879)
Other noninterest expense	(264,152)	(186,037)	(40,299)	(490,488)
Total noninterest expense	(379,467)	(206,517)	(48,696)	(634,680)
Income (loss) before federal income taxes	(31,335)	(100,869)	(48,518)	(180,722)
Provision for federal income taxes	—	—	(1,056)	(1,056)
Net income (loss)	$(31,335)	$(100,869)	$(49,574)	$(181,778)

Average balances
Loans held-for-sale	$1,928,339	$—	$—	$1,928,339
Loans held-for-investment	4,158,032	2,031,748	13,913	6,203,693
Total assets	8,953,593	2,194,841	2,200,160	13,348,594
Interest-bearing deposits	—	6,109,708	551,696	6,661,404

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 30 — Holding Company Only Financial Statements

The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Financial Condition
(Dollars in thousands)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$49,628	$56,552
Investment in subsidiaries (1)	1,618,207	1,374,201
Other assets	40,618	5,005
Total assets	$1,708,453	$1,435,758
Liabilities and Stockholders’ Equity
Liabilities
Long term debt	$247,435	$247,435
Total interest paying liabilities	247,435	247,435
Other liabilities	35,144	28,961
Total liabilities	282,579	276,396
Stockholders’ Equity
Preferred Stock	266,174	260,390
Common stock	561	559
Additional paid in capital	1,479,265	1,476,569
Accumulated other comprehensive loss	(4,831)	(1,658)
Accumulated deficit	(315,295)	(576,498)
Total stockholders’ equity	1,425,874	1,159,362
Total liabilities and stockholders’ equity	$1,708,453	$1,435,758

(1)	Includes unconsolidated trusts.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Operations
(Dollars in thousands)

	For the Years Ended December 31,
	2013	2012 (1)	2011 (1)
Income
Interest	$277	$482	$247
Total	277	482	247
Expenses
Interest	6,620	6,894	6,446
General and administrative	9,108	20,619	4,097
Total	15,728	27,513	10,543
Income (loss) earnings before undistributed loss of subsidiaries	(15,452)	(27,031)	(10,296)
Equity in undistributed income (loss) of subsidiaries	246,723	95,390	(171,482)
Income (loss) before federal income taxes	231,271	68,359	(181,778)
Benefit for federal income taxes	35,716	17	—
Net income (loss)	266,987	68,376	(181,778)
Preferred stock dividends/accretion	(5,784)	(5,658)	(17,165)
Net income (loss) applicable to common stock	261,203	62,718	(198,943)
Other comprehensive income (loss) (2)	(3,173)	6,161	8,346
Comprehensive income (loss)	$258,030	$68,879	$(190,597)

(1)	Certain amounts within the financial statements have been restated to conform to current presentation

(2)	See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income (loss)	$266,987	$68,376	$(181,778)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in (income) losses of subsidiaries	(246,723)	(95,390)	171,482
Stock-based compensation	2,698	5,109	5,113
Change in other assets	(35,613)	(2,590)	(2,344)
Provision for deferred tax benefit	5	2,567	18
Change in other liabilities	6,178	18,538	(4,512)
Net cash used in operating activities	(6,468)	(3,390)	(12,021)
Investing Activities
Net change in investment in subsidiaries	(456)	(5,145)	(73,113)
Net cash provided (used) in investment activities	(456)	(5,145)	(73,113)
Financing Activities
Dividends paid on preferred stock	—	—	(11,628)
Net cash provided financing activities	—	—	(11,628)
Net decrease in cash and cash equivalents	(6,924)	(8,535)	(96,762)
Cash and cash equivalents, beginning of year	56,552	65,087	161,849
Cash and cash equivalents, end of year	$49,628	$56,552	$65,087

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 31 — Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in 2013, 2012 and 2011 certain per share results have been adjusted to conform to the current presentation. During the fourth quarter 2013, the Company had a full reversal of the federal DTA valuation allowance and a partial reversal of the state DTA valuation allowance, loss on extinguishment of debt of from the prepayment of long-term fixed-rate Federal Home Loan Bank advances, an incremental non-interest expense related to the estimated fair value liability associated DOJ litigation and a benefit associated with the settlement agreements with Fannie Mae and Freddie Mac. For more information on the significant items that occurred during the fourth quarter 2013, see Note 2 of the Notes to the Consolidated Financial Statements, herein.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Interest income	$94,990	$85,058	$78,807	$71,833
Interest expense	39,321	37,962	36,122	30,630
Net interest income	55,669	47,096	42,685	41,203
Provision for loan losses	20,415	31,563	4,053	14,112
Net interest income after provision for loan losses	35,254	15,533	38,632	27,091
Loan administration income	20,356	36,157	30,434	28,924
Net gain on loan sales	137,540	144,791	75,073	44,790
Net transaction cost on sales of mortgage servicing rights	(4,219)	(4,264)	(1,763)	(8,981)
Representation and warranty reserve - change in estimate	(17,395)	(28,940)	(5,205)	15,424
Other noninterest income	48,661	72,215	35,757	32,989
Noninterest expense	(196,590)	(174,397)	(158,436)	(388,693)
Income before federal income tax provision	23,607	61,095	14,492	(248,456)
(Benefit) provision for federal income taxes	—	(6,108)	220	(410,362)
Net income	23,607	67,203	14,272	161,906
Preferred stock dividends/accretion	(1,438)	(1,449)	(1,449)	(1,449)
Net income applicable to common stock	$22,169	$65,754	$12,823	$160,457
Basic income per share	$0.33	$1.11	$0.16	$2.79
Diluted income per share	$0.33	$1.10	$0.16	$2.77

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Interest income	$122,891	$122,923	$119,742	$115,415
Interest expense	48,158	47,445	46,663	41,474
Net interest income	74,733	75,478	73,079	73,941
Provision for loan losses	114,673	58,428	52,595	50,351
Net interest (expense) income after provision for loan losses	(39,940)	17,050	20,484	23,590
Loan administration income	38,885	25,012	11,099	25,010
Net gain on loan sales	204,853	212,666	334,427	238,953
Net transaction cost on sales of mortgage servicing rights	(2,317)	(983)	(1,332)	(7,687)
Representation and warranty reserve - change in estimate	(60,538)	(46,028)	(124,492)	(25,231)
Other noninterest income	40,494	49,667	54,035	54,750
Noninterest expense	(188,746)	(169,497)	(233,491)	(397,962)
(Loss) income before federal income tax provision	(7,309)	87,887	60,730	(88,577)
Provision (benefit) for federal income taxes	—	500	(20,380)	4,235
Net (loss) income	(7,309)	87,387	81,110	(92,812)
Preferred stock dividends/accretion	(1,407)	(1,417)	(1,417)	(1,417)
Net (loss) income available to common stockholders	$(8,716)	$85,970	$79,693	$(94,229)
Basic (loss) income per share	$(0.22)	$1.48	$1.37	$(1.75)
Diluted (loss) income per share	$(0.22)	$1.47	$1.36	$(1.75)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Interest income	$111,180	$108,061	$120,025	$126,145
Interest expense	58,607	56,737	54,411	50,282
Net interest income	52,573	51,324	65,614	75,863
Provision for loan losses	28,309	48,384	36,690	63,548
Net interest expense after provision for loan losses	24,264	2,940	28,924	12,315
Loan administration income (loss)	39,336	30,450	(3,478)	28,295
Net gain on loan sales	50,184	39,827	103,858	106,919
Net transaction cost on sales of mortgage servicing rights	(112)	(2,381)	(2,587)	(2,823)
Representation and warranty reserve - change in estimate	(20,427)	(21,364)	(38,985)	(69,279)
Other noninterest income	27,285	11,546	53,743	55,509
Noninterest expense	(147,230)	(130,922)	(150,691)	(205,837)
Loss before federal income tax provision	(26,700)	(69,904)	(9,216)	(74,901)
Provision for federal income taxes	264	264	264	264
Net loss	(26,964)	(70,168)	(9,480)	(75,165)
Preferred stock dividends/accretion	(4,710)	(4,720)	(4,719)	(3,016)
Net loss available to common stockholders	$(31,674)	$(74,888)	$(14,199)	$(78,181)
Basic loss per share	$(0.57)	$(1.35)	$(0.26)	$(1.41)
Diluted loss per share	$(0.57)	$(1.35)	$(0.26)	$(1.41)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, as of December 31, 2013 and based on the specific criteria, we assert that we have maintained effective internal control over financial reporting, involving the preparation and reporting of our Consolidated Financial Statements presented in uniformity with U.S. GAAP.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Baker Tilly Virchow Krause, LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item 10 will be contained in our 2013 Proxy Statement for our Annual Meeting of Shareholders ("2013 Proxy Statement") to be filed pursuant to Regulation 14A within 120 days after the end of our 2013 fiscal year. In particular, the information required by this Item 10 will be contained in the 2013 Proxy Statement under the headings "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance," and is hereby incorporated by reference.

Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and charters for our Audit Committee, Compensation Committee, and Nominating Corporate Governance Committee and copies are available at www.flagstar.com or upon written request for stockholders to Flagstar Bancorp, Inc., Attn: Paul Borja, CFO, 5151 Corporate Drive, Troy, MI 48098.

None of the information currently posted, or posted in the future, on our website is incorporated by reference into this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in our 2013 Proxy Statement under the headings "Compensation Discussion and Analysis," "Executive Compensation," "Election of Directors - Compensation Committee," "Corporate Governance - Independence" and "Compensation Committee Interlocks and Insider Participation," and is hereby incorporated by reference, provided that the Compensation Committee Report shall be deemed to be furnished and not filed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in our 2013 Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Securities Authorized for Issuance Under Equity Compensation Plans," and is hereby incorporated by reference. Reference is also made to the information appearing in "Market for the Registrant’s Common Equity and Related Stockholder Matters - Equity Compensation Plan Information" under Item 5 of this Form 10-K, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in our 2013 Proxy Statement under the headings "Certain Transactions and Business Relationships" and "Corporate Governance - Independence," and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be contained in our 2013 Proxy Statement under the heading "Audit Committee Report - Fees of Independent Registered Public Accountants" and is hereby incorporated by reference.

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

3.6*
Certificate of Designations for the Mandatorily Convertible Non-Cumulative Perpetual Preferred Stock, Series D (incorporated by reference to Exhibit 3.5 to the Company’s Form 8-A, filed with the Commission on October 28, 2010).

3.7*	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated February 2, 2009, and incorporated herein by reference).
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
10.5*
Form of Purchase Agreement, dated as of May 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 16, 2008, and incorporated herein by reference).

10.6*
Form of First Amendment to Purchase Agreement, dated as of December 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).

10.7*	Form of Warrant (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).

Exhibit No.	Description
10.8*
Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 19, 2008, and incorporated herein by reference).

10.9*
Form of Registration Rights Agreement, dated as of January 30, 2009, between the Company and certain management investors (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.10*
Closing Agreement, dated as of January 30, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.11*
Letter Agreement, including the Securities Purchase Agreement-Standard Terms incorporated therein, dated as of January 30, 2009, between the Company and the United States Department of the Treasury (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.12*
Warrant to purchase up to 64,513,790 shares of the Company’s common stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.13*+
Form of Waiver, executed on January 30, 2009, by each of Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.14*+
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

10.16*
Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 27, 2009, and incorporated herein by reference).

10.17*
Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).

10.18*+
Form of Stock Award Agreement to be entered into by certain executive officers of the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).

10.19*+
Employment Agreement, entered into December 4, 2009, by and between the Company and Matthew A. Kerin (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 8, 2009, and incorporated herein by reference).

10.20*
Supervisory Agreement, dated as of January 27, 2010, by and between the Company and the Federal Reserve (as successor to the OTS) (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).

10.21*
Stipulation and Order of Settlement and Dismissal, dated February 24, 2012, by and among the Company, the Bank and the United States of America (previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K, dated as of March 20, 2012, and incorporated herein by reference).

10.22*+
Form of TARP Restricted Stock Award Agreement to be entered into by and between the Company and certain executive officers of the Company (previously filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q, dated as of May 10, 2012, and incorporated herein by reference).

10.23*+
Employment Agreement, dated as of October 1, 2012, by and between Flagstar Bancorp, Inc. and Michael J. Tierney (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 3, 2012, and incorporated herein by reference).

Exhibit No.	Description
10.24*
Stipulation to the Issuance of a Consent Order, effective as of October 23, 2012, by and between the Office of the Comptroller of the Currency and Flagstar Bank, FSB (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference).

10.25*
Consent Order, dated October 23, 2012, by and between Flagstar Bank, FSB and the Office of the Comptroller of the Currency (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference).

10.26*
Transaction Purchase and Sale Agreement, effective as of December 31, 2012, by and between Flagstar Bank, FSB and CIT Bank (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K, dated March 5, 2013, and incorporated herein by reference).

10.27*+
Consulting Agreement, dated as of December 21, 2012, by and between Flagstar Bancorp, Inc. and John Lewis (previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K, dated as of March 5, 2013, and incorporated herein by reference).

10.28*+
Retention Agreement, dated as of February 28, 2013, by and between Flagstar Bank, FSB and Steven P. Issa (previously filed as Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.29 *+
Offer Letter, dated February 3, 2011, executed by Joseph P. Campanelli and accepted by Daniel Landerd (previously filed as Exhibit 10.39 to the Company's Quarterly Report on Form10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.30*+
Retention Agreement, dated as of February 14, 2013, by and between Flagstar Bank, FSB and Daniel Landers (previously filed as Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.31*+
Retention Agreement, dated as of February 21, 2013, by and between Flagstar Bank, FSB and Salvatore A. Rinaldi (previously filed as Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.32*+
Amended and Restated Employment Agreement, dated May 16, 2013, by and between Flagstar Bancorp, Inc and Michael J. Tierney (previously filed as Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.33*+
Employment Agreement, dated as of May 16, 2013, by and between Flagstar Bancorp, Inc. and Alessandro P. DiNello (previously filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.34*+
Employment Agreement, dated as of May 16, 2013, by and between Flagstar Bancorp, Inc. and Lee M. Smith (previously filed as Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.35*+
Letter Agreement, dated January 24, 2012, by and between Flagstar Bank, FSB and Steven J. Issa (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 9, 2013, and incorporated herein by reference).

11
Statement regarding computation of per share earnings incorporated by reference to Note 22 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

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
Flagstar Bancorp, Inc. will furnish to any stockholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Company’s reasonable expenses in furnishing the exhibit to the stockholder. Requests for exhibits and information regarding the applicable fee should be directed to "Michael C. Flynn, General Counsel" at the address of the principal executive offices set forth on the cover of this Annual Report on Form 10-K.
(b) — Exhibits. See Item 15(a)(3) above.
(c) — Financial Statement Schedules. See Item 15(a)(2) above.
[Remainder of page intentionally left blank.]

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2014.

FLAGSTAR BANCORP, INC.

By:	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2014.

	SIGNATURE	TITLE

By:	/S/ ALESSANDRO DINELLO Alessandro DiNello	President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ PAUL D. BORJA Paul D. Borja	Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/S/ JOHN D. LEWIS John D. Lewis	Chairman

By:	/S/ DAVID J. MATLIN David J. Matlin	Director

By:	/S/ PETER SCHOELS Peter Schoels	Director

By:	/S/ MICHAEL J. SHONKA Michael J. Shonka	Director

By:	/S/ DAVID L. TREADWELL David L. Treadwell	Director

By:	/S/ WALTER N. CARTER Walter N. Carter	Director

By:	/S/ JAY J. HANSEN Jay J. Hansen	Director

By:	/S/ JAMES A. OVENDEN James A. Ovenden	Director

EXHIBIT INDEX

Exhibit No.	Description
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

3.6*
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
10.5*
Form of Purchase Agreement, dated as of May 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 16, 2008, and incorporated herein by reference).

10.6*
Form of First Amendment to Purchase Agreement, dated as of December 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).

10.7*	Form of Warrant (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).
10.8*
Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 19, 2008, and incorporated herein by reference).

10.9*
Form of Registration Rights Agreement, dated as of January 30, 2009, between the Company and certain management investors (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.10*
Closing Agreement, dated as of January 30, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.11*
Letter Agreement, including the Securities Purchase Agreement-Standard Terms incorporated therein, dated as of January 30, 2009, between the Company and the United States Department of the Treasury (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

Exhibit No.	Description
10.12*
Warrant to purchase up to 64,513,790 shares of the Company’s common stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.13*+
Form of Waiver, executed on January 30, 2009, by each of Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.14*+
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

10.16*
Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 27, 2009, and incorporated herein by reference).

10.17*
Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).

10.18*+
Form of Stock Award Agreement to be entered into by certain executive officers of the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).

10.19*+
Employment Agreement, entered into December 4, 2009, by and between the Company and Matthew A. Kerin (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 8, 2009, and incorporated herein by reference).

10.20*
Supervisory Agreement, dated as of January 27, 2010, by and between the Company and the Federal Reserve (as successor to the OTS) (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).

10.21*
Stipulation and Order of Settlement and Dismissal, dated February 24, 2012, by and among the Company, the Bank and the United States of America (previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K, dated as of March 20, 2012, and incorporated herein by reference).

10.22*+
Form of TARP Restricted Stock Award Agreement to be entered into by and between the Company and certain executive officers of the Company (previously filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q, dated as of May 10, 2012, and incorporated herein by reference).

10.23*+
Employment Agreement, dated as of October 1, 2012, by and between Flagstar Bancorp, Inc. and Michael J. Tierney (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 3, 2012, and incorporated herein by reference).

10.24*
Stipulation to the Issuance of a Consent Order, effective as of October 23, 2012, by and between the Office of the Comptroller of the Currency and Flagstar Bank, FSB (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference).

10.25*
Consent Order, dated October 23, 2012, by and between Flagstar Bank, FSB and the Office of the Comptroller of the Currency (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference).

10.26*
Transaction Purchase and Sale Agreement, effective as of December 31, 2012, by and between Flagstar Bank, FSB and CIT Bank (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K, dated March 5, 2013, and incorporated herein by reference).

10.27*+
Consulting Agreement, dated as of December 21, 2012, by and between Flagstar Bancorp, Inc. and John Lewis (previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K, dated as of March 5, 2013, and incorporated herein by reference).

Exhibit No.	Description
10.28*+
Retention Agreement, dated as of February 28, 2013, by and between Flagstar Bank, FSB and Steven P. Issa (previously filed as Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.29 *+
Offer Letter, dated February 3, 2011, executed by Joseph P. Campanelli and accepted by Daniel Landerd (previously filed as Exhibit 10.39 to the Company's Quarterly Report on Form10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.30*+
Retention Agreement, dated as of February 14, 2013, by and between Flagstar Bank, FSB and Daniel Landers (previously filed as Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.31*+
Retention Agreement, dated as of February 21, 2013, by and between Flagstar Bank, FSB and Salvatore A. Rinaldi (previously filed as Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.32*+
Amended and Restated Employment Agreement, dated May 16, 2013, by and between Flagstar Bancorp, Inc and Michael J. Tierney (previously filed as Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.33*+
Employment Agreement, dated as of May 16, 2013, by and between Flagstar Bancorp, Inc. and Alessandro P. DiNello (previously filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.34*+
Employment Agreement, dated as of May 16, 2013, by and between Flagstar Bancorp, Inc. and Lee M. Smith (previously filed as Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.35*+
Letter Agreement, dated January 24, 2012, by and between Flagstar Bank, FSB and Steven J. Issa (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 9, 2013, and incorporated herein by reference).

11
Statement regarding computation of per share earnings incorporated by reference to Note 22 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

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