Form 10-Q
period 2014-03-31
FLAGSTAR BANCORP INC
filed 2014-05-09
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
As of May 8, 2014, 56,222,107 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014
TABLE OF CONTENTS (continued)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents
Cash and cash items ($1,761 and $1,129 of consolidated VIEs, respectively) (1)	$56,968	$55,913
Interest-earning deposits	162,229	224,592
Total cash and cash equivalents	219,197	280,505
Investment securities available-for-sale	1,207,430	1,045,548
Loans held-for-sale ($1,372,978 and $1,140,507 measured at fair value, respectively) (2)	1,673,763	1,480,418
Loans repurchased with government guarantees	1,266,702	1,273,690
Loans held-for-investment, net
Loans held-for-investment ($233,854 and $238,322 measured at fair value which includes $150,595 and $155,012 of consolidated VIEs, respectively) (1) (2)	4,019,871	4,055,756
Less: allowance for loan losses	(307,000)	(207,000)
Total loans held-for-investment, net	3,712,871	3,848,756
Mortgage servicing rights	320,231	284,678
Repossessed assets, net	31,076	36,636
Federal Home Loan Bank stock	209,737	209,737
Premises and equipment, net	233,195	231,350
Net deferred tax asset	451,392	414,681
Other assets	285,759	301,302
Total assets	$9,611,353	$9,407,301
Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$983,348	$930,060
Interest bearing	5,326,953	5,210,266
Total deposits	6,310,301	6,140,326
Federal Home Loan Bank advances	1,125,000	988,000
Long-term debt ($101,710 and $105,813 of consolidated VIEs at fair value, respectively) (1) (2)	349,145	353,248
Representation and warranty reserve	48,000	54,000
Other liabilities ($94,000 and $93,000 measured at fair value and $136 and $136 of consolidated VIEs, respectively) (1) (2)	427,627	445,853
Total liabilities	8,260,073	7,981,427
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding, respectively	266,657	266,174
Common stock $0.01 par value, 70,000,000 shares authorized; 56,221,056 and 56,138,074 shares issued and outstanding, respectively	562	561
Additional paid in capital	1,479,459	1,479,265
Accumulated other comprehensive loss	(1,197)	(4,831)
Accumulated deficit	(394,201)	(315,295)
Total stockholders’ equity	1,351,280	1,425,874
Total liabilities and stockholders’ equity	$9,611,353	$9,407,301

(1)	Amounts represent the assets and liabilities of consolidated variable interest entities ("VIEs").

(2)	Amounts represent the assets and liabilities for which the Company has elected the fair value option.

    The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Interest Income
Loans	$58,668	$91,950
Investment securities available-for-sale or trading	7,538	2,094
Interest-earning deposits and other	145	946
Total interest income	66,351	94,990
Interest Expense
Deposits	5,988	13,508
Federal Home Loan Bank advances	534	24,161
Other	1,628	1,652
Total interest expense	8,150	39,321
Net interest income	58,201	55,669
Provision for loan losses	112,321	20,415
Net interest (loss) income after provision for loan losses	(54,120)	35,254
Noninterest Income
Loan fees and charges	12,311	33,360
Deposit fees and charges	4,764	5,146
Loan administration	19,584	20,356
Net gain on loan sales	45,342	137,540
Net transaction costs on sales of mortgage servicing rights	3,583	(4,219)
Net gain on sale of assets	2,216	958
Representation and warranty reserve – change in estimate	1,672	(17,395)
Other noninterest (loss) income	(14,519)	9,197
Total noninterest income	74,953	184,943
Noninterest Expense
Compensation and benefits	65,572	77,208
Commissions	7,220	17,462
Occupancy and equipment	20,410	19,375
Asset resolution	11,508	16,445
Federal insurance premiums	5,010	11,240
Loan processing expense	7,735	17,111
Legal and professional expense	13,902	28,839
Other noninterest expense	7,895	8,910
Total noninterest expense	139,252	196,590

Flagstar Bancorp, Inc. Consolidated Statements of Operations, Continued (In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
(Loss) income before income taxes	(118,419)	23,607
Benefit for income taxes	(39,996)	—
Net (Loss) Income	(78,423)	23,607
Preferred stock dividend/accretion	(483)	(1,438)
Net (loss) income applicable to common stock	$(78,906)	$22,169
(Loss) income per share
Basic	$(1.51)	$0.33
Diluted	$(1.51)	$0.33
Weighted average shares outstanding
Basic	56,194,184	55,973,888
Diluted	56,194,184	56,415,057

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net (loss) income	$(78,423)	$23,607
Other comprehensive income, before tax
Investment securities available-for-sale
Unrealized gains on investment securities available-for-sale	5,869	1,002
Reclassification of gain on sale of investment securities available-for-sale	(223)	—
Total investment securities available-for-sale, before tax	5,646	1,002
Other comprehensive income, deferred tax benefit
Deferred tax benefit related to other comprehensive income resulting from unrealized gains and losses on investment securities available-for-sale	(2,200)	—
Deferred tax benefit related to other comprehensive income resulting from the dissolution and sales of investments securities available-for-sale	188	—
Other comprehensive income, net of tax	3,634	1,002
Comprehensive (loss) income	$(74,789)	$24,609
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2012	$260,390	$559	$1,476,569	$(1,658)	$(576,498)	$1,159,362
(Unaudited)
Net income	—	—	—	—	23,607	23,607
Total other comprehensive income	—	—	—	1,002	—	1,002
Restricted stock issued	—	1	(1)	—	—	—
Accretion of preferred stock	1,438	—	—	—	(1,438)	—
Stock-based compensation	—	1	56	—	—	57
Balance at March 31, 2013	$261,828	$561	$1,476,624	$(656)	$(554,329)	$1,184,028
Balance at December 31, 2013	$266,174	$561	$1,479,265	$(4,831)	$(315,295)	$1,425,874
(Unaudited)
Net loss	—	—	—	—	(78,423)	(78,423)
Total other comprehensive income	—	—	—	3,634	—	3,634
Restricted stock issued	—	1	(1)	—	—	—
Accretion of preferred stock	483	—	—	—	(483)	—
Stock-based compensation	—	—	195	—	—	195
Balance at March 31, 2014	$266,657	$562	$1,479,459	$(1,197)	$(394,201)	$1,351,280

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows (In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Operating Activities
Net (loss) income	$(78,423)	$23,607
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	112,321	20,415
Depreciation and amortization	5,760	5,404
Loss on fair value of mortgage servicing rights	9,592	15,641
Loss of fair value of long-term debt	1,324	—
Net gain on the sale of assets	(2,974)	(7,034)
Net gain on loan sales	(45,342)	(137,540)
Net transaction costs on sales of mortgage servicing rights	(3,583)	4,219
Net gain on investment securities	(223)	—
Net gain on trading securities	—	(51)
Proceeds from sales of loans held-for-sale	3,555,682	13,850,730
Origination and repurchase of loans held-for-sale, net of principal repayments	(5,296,103)	(12,623,530)
Net change in:
Decrease in repurchase loans with government guarantees, net of claims received	6,989	236,436
(Increase) decrease in accrued interest receivable	(3,183)	10,936
(Increase) decrease in other assets	(16,077)	76,280
Increase in payable for mortgage repurchase option	(4,973)	(13,966)
Representation and warranty reserve - change in estimate	(1,672)	17,395
Net charge-offs in representation and warranty reserve	(5,557)	(31,213)
Decrease in other liabilities	(41,189)	(32,653)
Net cash (used in) provided by operating activities	(1,807,631)	1,415,076
Investing Activities
Proceeds received from the sale of investment securities available-for-sale	1,846,339	—
Repayment of investment securities available-for-sale	30,729	15,378
Purchase of investment securities available-for-sale	(205,497)	—
Net change from sales of loans held-for-investment	(276,412)	61,645
Principal repayments net of origination of loans held-for-investment	13,773	635,929
Proceeds from the disposition of repossessed assets	10,004	27,285
Acquisitions of premises and equipment, net of proceeds	(7,786)	(9,379)
Proceeds from the sale of mortgage servicing rights	5,690	89,928
Net cash provided by investing activities	1,416,840	820,786

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows, continued (In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Financing Activities
Net increase (decrease) in deposit accounts	169,975	(447,004)
Net increase (decrease) in Federal Home Loan Bank advances	137,000	(280,000)
Payment on long-term debt	(5,427)	—
Net disbursement of payments of loans serviced for others	24,895	(234,846)
Net receipt of escrow payments	3,040	3,881
Net cash provided by (used in) financing activities	329,483	(957,969)
Net (decrease) increase in cash and cash equivalents	(61,308)	1,277,893
Beginning cash and cash equivalents	280,505	952,793
Ending cash and cash equivalents	$219,197	$2,230,686
Supplemental disclosure of cash flow information
Loans held-for-investment transferred to repossessed assets	$15,971	$50,247
Interest paid on deposits and other borrowings	$6,233	$37,339
Income taxes paid	$333	$6,671
Reclassification of loans originated for investment to loans held-for-sale	$281,040	$1,129
Reclassification of mortgage loans originated held-for-sale then to loans held-for-investment	$4,628	$62,774
Mortgage servicing rights resulting from sale or securitization of loans	$51,043	$126,494

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Business

Flagstar Bancorp, Inc. ("Flagstar" or the "Company"), the holding company for Flagstar Bank, FSB (the "Bank") is a Michigan-based savings and loan holding company founded in 1993. The Company's business is primarily conducted through its principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At March 31, 2014, the Company's total assets were $9.6 billion. The Company has the largest bank headquartered in Michigan and one of the top ten largest savings banks in the United States.

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

In January 2014, the Company reorganized the manner in which its operations are managed based on core operating functions. The segments are based on an internally-aligned segment leadership structure, which is also how the results are monitored and performance assessed. The Company's business model emphasizes the delivery of a complete set of mortgage and banking products and services, including originating, acquiring, selling and servicing one-to-four family residential first mortgage loans, which we believe is distinguished by timely processing and customer service.

The Company's operations are conducted through four operating segments: Mortgage Originations, Mortgage Servicing, Community Banking and Other, which includes the remaining reported activities. The Mortgage Originations segment, in which the Company originates or purchases residential first mortgage loans throughout the country and sells them into securitization pools, primarily to Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and Government National Mortgage Association ("Ginnie Mae") (collectively, the "Agencies") or as whole loans. The Mortgage Servicing segment services mortgage loans on a fee basis for others and residential mortgages held-for-investment by the Community Banking segment and mortgage servicing rights held by the Other segment. The Company has retained certain loan originations in the held-for-investment portfolio, which are held by the Community Banking segment. Mortgage loans are originated through 33 home loan centers located in 18 states, a direct to consumer call center, the Internet, wholesale brokers and correspondents.

The Company also offers a range of products and services to consumers and businesses through the Community Banking segment. As of March 31, 2014, the Company operated 106 banking centers in Michigan. The Company offers consumer products including deposit accounts, commercial loans and personal loans, including auto and boat loans. The Company offers treasury management services. Commercial products offered include deposit and sweep accounts, telephone banking, term loans and lines of credit, lease financing, government banking products and treasury management services including remote deposit and merchant services.

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

Note 2 – Basis of Presentation, Accounting Policies and Recent Developments

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. These interim financial statements include all adjustments, consisting of normal recurring accruals that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2014. In addition, certain prior period amounts have been reclassified to conform to the current period presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form

10-K for the year ended December 31, 2013, which are available on the Company’s Investor Relations web page, at www.flagstar.com, and on the SEC website, at www.sec.gov.

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

At June 30, 2013, the Company became the primary beneficiary of the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts because the Company obtained the power to direct the activities that most significantly impact the economic performance of the trusts (power to select or remove the servicer) and the obligation to absorb expected losses and receive residual returns (support of the guarantor and holder of residual interests in trusts), which is reflected in the Consolidated Financial Statements as a VIE. See Note 8 for information on VIEs.

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

In January 2014, the FASB issued ASU No. 2014-04, "Receivables-Troubled Debt Restructurings by Creditors (Topic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The guidance amends the guidance in the FASB Accounting Standards Codification Topic 310-40, "Receivables - Troubled Debt Restructurings by Creditors," in efforts to reduce diversity in practice through clarifying when an in substance repossession or foreclosure occurs. Essentially, the guidance addresses when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan so that the loan should be derecognized and the real estate property recognized in the financial statements. This guidance is effective prospectively, for annual and interim periods, beginning after December 15, 2014. The adoption of the guidance is not expected to have a material impact on the consolidated financial statements or the Notes thereto.

Recent Developments

Organizational Restructuring

On January 16, 2014, the Company completed an organizational restructuring to reduce expenses consistent with its previously communicated strategy of optimizing its cost structure across all business lines. As part of this restructuring initiative, the Company has reduced full-time equivalents by approximately 350 during the first quarter 2014. Including the restructuring completed in the third quarter 2013, the Company has reduced staffing levels across the organization by approximately 600 full-time equivalents from its September 30, 2013 level.

Sale of Mortgage Servicing Rights

On December 18, 2013, the Company entered into a definitive agreement to sell $40.7 billion unpaid principal balance (net of write downs) of its MSR portfolio to Matrix Financial Services Corporation ("Matrix"), a wholly owned subsidiary of Two Harbors Investment Corp. Covered under the agreement are certain mortgage loans serviced for both Fannie Mae and Ginnie Mae, originated primarily after 2010. Simultaneously, the Company entered into an agreement with Matrix to subservice the residential mortgage loans sold to Matrix. As a result, the Company will receive subservicing income and retain a portion of the ancillary fees to be paid as the subservicer of the loans.

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

Assets

Investment securities available-for-sale. These securities are comprised of U.S. government sponsored agencies and municipal obligations. The Company measures fair value using prices obtained from pricing services. A review is performed on the security prices received from the pricing services, which includes discussion and analysis of the inputs used by the pricing services to value our securities. Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange markets), bid prices (the price at which a buyer stands ready to purchase) and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including; quotes for similar fixed-income securities, matrix pricing, discounted cash flow using benchmark curves or other factors to determine fair value. U.S. government sponsored agencies are classified within Level 1 of the valuation hierarchy and all other debt securities are classified as Level 2 of the valuation hierarchy.

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

The HELOC loans associated with the FSTAR 2005-1 and FSTAR 2006-2 securitization trusts have been recorded in the Consolidated Financial Statement as loans held-for-investment. These loans are recorded at fair value using the present value of expected cash flows discounted at market rates typical of assets with similar risk profiles. The Company records these loans as a recurring Level 3 valuation.

Also, included in loans held-for-investment are the second mortgage loans associated with the previous FSTAR 2006-1 mortgage securitization trust. The loans are carried at fair value and valued using a discounted estimated net future cash flow model and therefore classified within the Level 3 valuation hierarchy as the model utilizes significant inputs which are unobservable. See Note 8 - Private-Label Securitization and Variable Interest Entities for additional information.

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

Long-term debt. The Company records the long-term debt associated with the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts at fair value. The fair value of the debt is estimated using quantitative models which incorporate observable and, in some instances, unobservable inputs including security prices, interest rate yield curves, option volatility, currency, commodity or equity rates and correlations between these inputs. The Company also considers the impact of its own credit spreads in determining the discount rate used to value these liabilities. The credit spread is determined by reference to observable spreads in the secondary bond markets, which are considered to be Level 3. The Company records this debt as a recurring Level 3 valuation.

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

The Company elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement. As of March 31, 2014, the Bank has accrued $94.0 million, which represents the fair value of the Additional Payments. The signed DOJ Agreement establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability.

At March 31, 2014 and December 31, 2013, the cash flows were discounted using a 9.5 percent and 9.9 percent, respectively, discount rate that is inclusive of the risk free rate based on the expected duration of the liability and an adjustment for non-performance risk that represents the Company's credit risk. The model assumes that the Company will have met substantially all of the stipulations required for the commencement of payments to the DOJ.

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

Assets and liabilities measured at fair value on a recurring basis

The following tables present the financial instruments carried at fair value as of March 31, 2014 and December 31, 2013, by caption on the Consolidated Statement of Financial Condition and by level in the valuation hierarchy (as described above).

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2014	(Dollars in thousands)
Investment securities available-for-sale
U.S. government sponsored agencies	$1,195,066	$—	$—	$1,195,066
Municipal obligations	—	12,364	—	12,364
Loans held-for-sale
Residential first mortgage loans	—	1,372,978	—	1,372,978
Loans held-for-investment
Residential first mortgage loans	—	21,719	—	21,719
Second mortgage loans	—	—	61,540	61,540
HELOC loans	—	—	150,595	150,595
Mortgage servicing rights	—	—	320,231	320,231
Derivative assets
U.S. Treasury futures	2,495	—	—	2,495
Forward agency and loan sales	—	3,298	—	3,298
Rate lock commitments	—	—	21,276	21,276
Interest rate swaps	—	2,386	—	2,386
Total derivative assets	2,495	5,684	21,276	29,455
Total assets at fair value	$1,197,561	$1,412,745	$553,642	$3,163,948
Derivative liabilities
Agency forwards	$(97)	$—	$—	$(97)
Interest rate swaps	—	(2,386)	—	(2,386)
Total derivative liabilities	(97)	(2,386)	—	(2,483)
Warrant liabilities	—	(11,577)	—	(11,577)
Long-term debt	—	—	(101,710)	(101,710)
Litigation settlement	—	—	(94,000)	(94,000)
Total liabilities at fair value	$(97)	$(13,963)	$(195,710)	$(209,770)

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2013	(Dollars in thousands)
Investment securities available-for-sale
U.S. government sponsored agencies	$1,028,248	$—	$—	$1,028,248
Municipal obligations	—	17,300	—	17,300
Loans held-for-sale
Residential first mortgage loans	—	1,140,507	—	1,140,507
Loans held-for-investment
Residential first mortgage loans	—	18,625	—	18,625
Second mortgage loans	—	—	64,685	64,685
HELOC loans	—	—	155,012	155,012
Mortgage servicing rights	—	—	284,678	284,678
Derivative assets
U.S. Treasury futures	1,221	—	—	1,221
Forward agency and loan sales	—	19,847	—	19,847
Rate lock commitments	—	—	10,329	10,329
Interest rate swaps	—	1,797	—	1,797
Total derivative assets	1,221	21,644	10,329	33,194
Total assets at fair value	$1,029,469	$1,198,076	$514,704	$2,742,249
Derivative liabilities
Agency forwards	$(1,665)	$—	$—	$(1,665)
Interest rate swaps	—	(1,797)	—	(1,797)
Total derivative liabilities	(1,665)	(1,797)	—	(3,462)
Warrant liabilities	—	(10,802)	—	(10,802)
Long-term debt	—	—	(105,813)	(105,813)
Litigation settlement	—	—	(93,000)	(93,000)
Total liabilities at fair value	$(1,665)	$(12,599)	$(198,813)	$(213,077)

A determination to classify a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 inputs, observable inputs (that is, inputs that are actively quoted and can be validated to external sources). Also, the Company manages the risk associated with the observable components of Level 3 financial instruments using securities and derivative positions that are classified within Level 1 or Level 2 of the valuation hierarchy; these Level 1 and Level 2 risk management instruments are not included in the Level 3 rollforward table below, and therefore the gains and losses in the tables do not reflect the effect of the Company's risk management activities related to such Level 3 instruments. If the market for an instrument becomes more liquid or active and pricing models become available which allow for readily observable inputs, the Company will transfer the instruments from Level 3 to Level 2 valuation hierarchy.

The Company had no transfers of assets or liabilities recorded at fair value between the fair value Levels for the three months ended March 31, 2014 and 2013.

Fair value measurements using significant unobservable inputs

The tables below include a roll forward of the Consolidated Statement of Financial Condition amounts for the three months ended March 31, 2014 and 2013 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

		Recorded in Earnings		Recorded in OCI
Three Months Ended March 31, 2014	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases	Sales	Settlements	Balance at End of Period	Unrealized Gains / (Losses) Held at End of Period (4)
Assets	(Dollars in thousands)
Loans held-for-investment
Second mortgage loans	$64,685	$(417)	$444	$—	$—	$—	$(3,172)	$61,540	$27
HELOC loans	155,012	(1,940)	1,513	—	57	—	(4,047)	150,595	7,257
Mortgage servicing rights	284,678	(9,592)	—	—	51,043	(5,898)	—	320,231	(4,099)
Derivative financial instruments
Rate lock commitments	10,329	32,989	—	—	59,090	(64,887)	(16,245)	21,276	(637)
Totals	$514,704	$21,040	$1,957	$—	$110,190	$(70,785)	$(23,464)	$553,642	$2,548
Liabilities
Long-term debt	$(105,813)	$—	$(1,324)	$—	$—	$—	$5,427	$(101,710)	$1,321
Litigation settlement	(93,000)	—	(1,000)	—	—	—	—	(94,000)	—
Totals	$(198,813)	$—	$(2,324)	$—	$—	$—	$5,427	$(195,710)	$1,321

Three Months Ended March 31, 2013
Investment securities available-for-sale (1)(2)(3)
Mortgage securitization	$91,117	$—	$—	$1,227	$—	$—	$(4,988)	$87,356	$—
Loans held-for-investment
Transferors' interest	7,103	(174)	—	—	—	—	(57)	6,872	(174)
Mortgage servicing rights	710,791	(15,641)	—	—	126,494	(94,437)	—	727,207	17,540
Derivative financial instruments
Rate lock commitments	86,200	(30,828)	—	—	139,514	(118,815)	(24,682)	51,389	3,230
Totals	$895,211	$(46,643)	$—	$1,227	$266,008	$(213,252)	$(29,727)	$872,824	$20,596
Liabilities
Litigation settlement	$(19,100)	$—	$—	$—	$—	$—	$—	$(19,100)	$—

(1)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in noninterest income.

(2)
U.S. government agency investment securities available-for-sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect any assumptions a willing market participant would include in its valuation. Non-agency CMOs investment securities available-for-sale are valued using internal valuation models and pricing information from third parties.

(3)	Reflects the changes in the unrealized gains (losses) related to financial instruments held at the end of the period.

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of March 31, 2014 and December 31, 2013.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2014	(Dollars in thousands)
Assets
Second mortgage loans	$61,540	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average	7.1% - 10.7% (8.9%) 8.8% - 13.1% (11.0%) 2.2% - 3.3% (2.7%)
FSTAR 2005-1 HELOC loans	$75,998	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	5.6% - 8.4% (7.0%) 6.4% - 9.6% (8.0%) 11.7% - 17.5% (14.6%) 80.0% - 120.0% (100.0%)
FSTAR 2006-2 HELOC loans	$74,597	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	7.2% - 10.8% (9.0%) 8.0% - 12.0% (10.0%) 40.0% - 60.1% (50.1%) 80.0% - 120.0% (100.0%)
Mortgage servicing rights	$320,231	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	7.6% - 11.3% (9.4%) 7.5% - 10.9% (9.3%) 59.0% - 88.5% (73.8%)
Rate lock commitments	$21,276	Consensus pricing	Origination pull-through rate	65.7% - 98.5% (82.1%)
Liabilities
FSTAR 2005-1 Long-term debt	$(53,354)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	5.6% - 8.4% (7.0%) 6.4% - 9.6% (8.0%) 11.7% - 17.5% (14.6%) 80.0% - 120.0% (100.0%)
FSTAR 2006-2 Long-term debt	$(48,356)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	7.2% - 10.8% (9.0%) 8.0% - 12.0% (10.0%) 40.0% - 60.1% (50.1%) 80.0% - 120.0% (100.0%)
Litigation settlement	$(94,000)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2013	(Dollars in thousands)
Assets
Second mortgage loans	$64,685	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average	7.1% - 10.7% (8.9%) 10.5% - 15.7% (13.1%) 2.2% - 3.2% (2.7%)
FSTAR 2005-1 HELOC loans	$78,009	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	5.6% - 8.4% (7.0%) 12.8% - 19.2% (16.0%) 11.6% - 17.4% (14.5%) 80.0% - 120.0% (100.0%)
FSTAR 2006-2 HELOC loans	$77,003	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	7.2% - 10.8% (9.0%) 9.6% - 14.4% (12.0%) 39.9% - 59.8% (49.9%) 80.0% - 120.0% (100.0%)
Mortgage servicing rights	$284,678	Discounted cash flows	Origination adjusted spread Constant prepayment rate Weighted average cost to service per loan	5.9% - 8.9% (7.7%) 9.7% - 14.0% (11.9%) 59.1% - 88.6% (73.8%)
Rate lock commitments	$10,329	Consensus pricing	Origination pull-through rate	65.9% - 98.8% (82.3%)
Liabilities
FSTAR 2005-1 Long-term debt	$(55,172)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	5.6% - 8.4% (7.0%) 12.8% - 19.2% (16.0%) 11.6% - 17.4% (14.5%) 80.0% - 120.0% (100.0%)
FSTAR 2006-2 Long-term debt	$(50,641)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	7.2% - 10.8% (9.0%) 9.6% - 14.4% (12.0%) 39.9% - 59.9% (49.9%) 80.0% - 120.0% (100.0%)
Litigation settlement	$(93,000)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

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

The significant unobservable inputs used in the fair value measurement of the HELOC loans and long-term debt associated with the FSTAR 2005-1 and FSTAR 2006-2 securitization trusts are discount rates, prepayment rates, loss rates and loss severity. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases (decreases) in prepay rates in isolation would result in a higher (lower) fair value measurement while increases (decreases) in loss rates in isolation would result in a lower (higher) fair value. Significant increases (decreases) in the loss severity rate in isolation would result in a significantly lower (higher) fair value measurement.

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

The significant unobservable inputs used in the fair value measurement of the DOJ litigation settlement are future balance sheet and growth rate assumptions for overall asset growth, MSR growth, peer group return on assets and return on assets improvement. The current assumptions are based on management's approved, strategic performance targets beyond the current strategic modeling horizon (2014). The Bank's target asset growth rate post 2014 is based off of growth in the balance sheet. Significant increases (decreases) in the bank's growth rate in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the bank's MSR growth rate in isolation would result in a marginally lower (higher) fair value measurement. Significant increases (decreases) in the peer group's return on assets improvement in isolation would result in a marginally higher (lower) fair value measurement. Significant increases (decreases) in the bank's return on assets improvement in isolation would result in a marginally higher (lower) fair value measurement.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are measured at the lower of cost or fair value and had a fair value below cost at the end of the period as summarized below.
Assets Measured at Fair Value on a Non-recurring Basis

Level 3
(Dollars in thousands)
March 31, 2014
Impaired loans held-for-investment (1)
Residential first mortgage loans	$50,585
Commercial real estate loans	1,500
Repossessed assets (2)	31,076
Totals	$83,161
December 31, 2013
Impaired loans held-for-investment (1)
Residential first mortgage loans	$68,252
Commercial real estate loans	1,500
Repossessed assets (2)	36,636
Totals	$106,388

(1)
The Company recorded $9.9 million and $37.5 million in fair value losses on impaired loans (included in provision for loan losses on the Consolidated Statements of Operations) during the three months ended March 31, 2014 and 2013, respectively.

(2)
The Company recorded $0.5 million and $0.8 million in losses related to write-downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net gains of $0.8 million and $4.4 million on sales of repossessed assets (both write-downs and net gains/losses are included in asset resolution expense on the Consolidated Statements of Operations) during the three months ended March 31, 2014 and 2013, respectively.

The following tables present the quantitative information about non-recurring Level 3 fair value financial instruments and the fair value measurements as of March 31, 2014 and December 31, 2013.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2014	(Dollars in thousands)
Impaired loans held-for-investment
Residential first mortgage loans	$50,585	Fair value of collateral	Loss severity discount	0% - 100% (46.2%)
Commercial real estate loans	$1,500	Fair value of collateral	Loss severity discount	0% - 100% (39.6%)
Repossessed assets	$31,076	Fair value of collateral	Loss severity discount	0% - 100% (44.9%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2013	(Dollars in thousands)
Impaired loans held-for-investment
Residential first mortgage loans	$68,252	Fair value of collateral	Loss severity discount	0% - 100% (44.9%)
Commercial real estate loans	$1,500	Fair value of collateral	Loss severity discount	0% - 100% (39.6%)
Repossessed assets	$36,636	Fair value of collateral	Loss severity discount	0% - 100% (45.3%)

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

The following table presents the carrying amount and estimated fair value of certain financial instruments that are carried either at fair value or cost.

	March 31, 2014
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$56,968	$56,968	$56,968	$—	$—
Investment securities available-for-sale	1,207,430	1,207,430	1,195,066	12,364	—
Loans held-for-sale	1,673,763	1,676,432	—	1,676,432	—
Loans repurchased with government guarantees	1,266,702	1,229,970	—	1,229,970	—
Loans held-for-investment, net	3,712,871	3,616,402	—	21,719	3,594,683
Repossessed assets	31,076	31,076	—	—	31,076
Federal Home Loan Bank stock	209,737	209,737	209,737	—	—
Mortgage servicing rights	320,231	320,231	—	—	320,231
Customer initiated derivative interest rate swaps	2,386	2,386	—	2,386	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(4,027,068)	(3,883,336)	—	(3,883,336)	—
Certificates of deposit	(959,241)	(966,493)	—	(966,493)	—
Government deposits	(731,192)	(724,124)	—	(724,124)	—
Wholesale deposits	(275)	(235)	—	(235)	—
Company controlled deposits	(592,525)	(586,501)	—	(586,501)	—
Federal Home Loan Bank advances	(1,125,000)	(1,124,931)	(1,124,931)	—	—
Long-term debt	(349,145)	(195,188)	—	(93,478)	(101,710)
Warrant liabilities	(11,577)	(11,577)	—	(11,577)	—
Litigation settlement	(94,000)	(94,000)	—	—	(94,000)
Customer initiated derivative interest rate swaps	(2,386)	(2,386)	—	(2,386)	—
Derivative Financial Instruments
Forward agency and loan sales	3,298	3,298	—	3,298	—
Rate lock commitments	21,276	21,276	—	—	21,276
U.S. Treasury and agency futures/forwards	2,398	2,398	2,398	—	—

	December 31, 2013
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$280,505	$280,505	$280,505	$—	$—
Investment securities available-for-sale	1,045,548	1,045,548	1,028,248	17,300	—
Loans held-for-sale	1,480,418	1,469,820	—	1,469,820	—
Loans repurchased with government guarantees	1,273,690	1,212,799	—	1,212,799	—
Loans held-for-investment, net	3,848,756	3,653,292	—	18,625	3,634,667
Repossessed assets	36,636	36,636	—	—	36,636
Federal Home Loan Bank stock	209,737	209,737	209,737	—	—
Mortgage servicing rights	284,678	284,678	—	—	284,678
Customer initiated derivative interest rate swaps	1,797	1,797	—	1,797	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(3,919,937)	(3,778,890)	—	(3,778,890)	—
Certificates of deposit	(1,026,129)	(1,034,599)	—	(1,034,599)	—
Government accounts	(602,398)	(596,778)	—	(596,778)	—
Wholesale deposits	(8,717)	(8,716)	—	(8,716)	—
Company controlled deposits	(583,145)	(577,662)	—	(577,662)	—
Federal Home Loan Bank advances	(988,000)	(988,102)	(988,102)	—	—
Long-term debt	(353,248)	(202,887)	—	(97,074)	(105,813)
Warrant liabilities	(10,802)	(10,802)	—	(10,802)	—
Litigation settlement	(93,000)	(93,000)	—	—	(93,000)
Customer initiated derivative interest rate swaps	(1,797)	(1,797)	—	(1,797)	—
Derivative Financial Instruments
Forward agency and loan sales	19,847	19,847	—	19,847	—
Rate lock commitments	10,329	10,329	—	—	10,329
U.S. Treasury and agency futures/forwards	(444)	(444)	(444)	—	—

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

As of June 30, 2013, the Company dissolved the FSTAR 2006-1 mortgage securitization trust and transferred the second mortgage loans, underlying the collapsed FSTAR 2006-1 mortgage securitization which were carried at fair value in available-for-sale investment securities. The change in fair value relating to the loans is recorded in other noninterest income.

As of June 30, 2013, the Company elected the fair value option for the assets and liabilities of reconsolidated VIEs related to the HELOC securitization trusts. This option is generally elected for newly consolidated VIEs for which predominantly all of the Company's interests, prior to consolidation, are carried at fair value with changes in fair value recorded to earnings. The change in fair value relating to the assets and liabilities of these transactions is recorded in other noninterest income. Accordingly, such an election allows the Company to continue fair value accounting through earnings for those interests and eliminate income statement mismatch otherwise caused by differences in the measurement basis of the consolidated VIEs assets and liabilities.

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

	Three Months Ended March 31,
	2014	2013
Assets	(Dollars in thousands)
Loans held-for-sale
Net gain on loan sales	$63,001	$87,643
Loans held-for-investment
Interest income on loans	$—	$(779)
Other noninterest income	(4,269)	—
Liabilities
Long-term debt
Other noninterest income	$4,107	$—
Litigation settlement
Legal and professional expense	$(1,000)	$—

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of March 31, 2014 and December 31, 2013 for assets and liabilities for which the fair value option has been elected.

	March 31, 2014			December 31, 2013
	(Dollars in thousands)
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
Assets
Nonaccrual loans
Loans held-for-sale	$—	$—	$—	$—	$—	$—
Loans held-for-investment	9,769	3,748	(6,021)	10,764	4,014	(6,750)
Total non-accrual loans	$9,769	$3,748	(6,021)	$10,764	$4,014	$(6,750)
Other performing loans
Loans held-for-sale	$1,321,719	$1,372,978	$51,259	$1,109,517	$1,140,507	$30,990
Loans held-for-investment	252,840	230,106	(22,734)	257,665	234,308	(23,357)
Total other performing loans	$1,574,559	$1,603,084	$28,525	$1,367,182	$1,374,815	$7,633
Total loans
Loans held-for-sale	$1,321,719	$1,372,978	$51,259	$1,109,517	$1,140,507	$30,990
Loans held-for-investment	262,609	233,854	(28,755)	268,429	238,322	(30,107)
Total loans	$1,584,328	$1,606,832	$22,504	$1,377,946	$1,378,829	$883
Liabilities
Long-term debt	$(111,077)	$(101,710)	$(9,367)	$(116,504)	$(105,813)	$(10,691)
Litigation settlement	N/A (1)	(94,000)	N/A (1)	N/A (1)	(93,000)	N/A (1)

(1)
Remaining principal outstanding is not applicable to the litigation settlement because it does not obligate the Company to return a stated amount of principal at maturity, but instead return an amount based upon performance on the underlying terms in the Agreement.

Note 4 – Investment Securities

As of March 31, 2014 and December 31, 2013, investment securities were comprised of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2014
Available-for-sale securities
U.S. government sponsored agencies	$1,198,397	$2,790	$(6,121)	$1,195,066
Municipal obligations	12,364	—	—	12,364
Total available-for-sale securities	$1,210,761	$2,790	$(6,121)	$1,207,430
December 31, 2013
Available-for-sale securities
U.S. government sponsored agencies	$1,037,289	$1,546	$(10,587)	$1,028,248
Municipal obligations	17,300	—	—	17,300
Total available-for-sale securities	$1,054,589	$1,546	$(10,587)	$1,045,548

Available-for-sale securities

Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature. Credit related declines in the securities are classified as other-than-temporary impairments ("OTTI") and are reported as a separate component of noninterest income within the Consolidated Statement of Operations. OTTI is considered to have occurred if (1) if the Company intends to sell the security; (2) if it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover all contractually required principal and interest payments.

The Company purchased $206.9 million and zero U.S. government sponsored agencies during the three months ended March 31, 2014 and 2013, respectively. There were no municipal obligations purchased during the three months ended March 31, 2014 and 2013, respectively.

The Company has pledged available-for-sale securities, primarily U.S. government sponsored agencies, to collateralize lines of credit and/or borrowings with Fannie Mae. At March 31, 2014, the Company pledged $4.1 million of available-for-sale securities, compared to $7.8 million at December 31, 2013.

The following table summarizes by duration the unrealized loss positions on investment securities available-for-sale.

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
Type of Security	(Dollars in thousands)
March 31, 2014
U.S. government sponsored agencies	$—	—	$—	$828,973	66	$(6,121)
December 31, 2013
U.S. government sponsored agencies	$—	—	$—	$825,308	63	$(10,587)

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

At March 31, 2014, the Company had no OTTI due to credit losses. At March 31, 2013, the cumulative amount of OTTI due to credit losses totaled $2.8 million on one mortgage securitization.

Gains (losses) on sales for available-for-sale securities are reported in net gain on securities available-for-sale in the Consolidated Statements of Operations. During the three months ended March 31, 2014, there were $18.7 million sales of U.S. government sponsored agencies, resulting in a gain of $0.2 million, compared to no sales of U.S. government sponsored agencies during the three months ended March 31, 2013.

Note 5 – Loans Held-for-Sale

At March 31, 2014 and December 31, 2013, loans held-for-sale totaled $1.7 billion and $1.5 billion, which includes residential first mortgage loans. The increase in the balance of loans held-for-sale was primarily due to loan originations exceeding loan sales during the three months ended March 31, 2014.

At March 31, 2014 and December 31, 2013, $1.4 billion and $1.1 billion of loans held-for-sale were recorded at fair value, respectively, under the fair value option. Such loans will be reported at fair value with any adjustments in fair value recorded through the income statement. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans for which quoted market prices were available. The fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.

At March 31, 2014 and December 31, 2013, $300.9 million and $340.0 million of loans held-for-sale were recorded at lower of cost or fair value based on a decision to sell the loans. Certain loans were transferred into the held-for-sale portfolio from the held-for-investment portfolio. After the transfer, any amount by which cost exceeded fair value was recorded as a valuation allowance.

The following table sets forth the activity related to residential first mortgage loans held-for-sale.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$1,480,418	$3,939,720
Net loan originations	4,741,872	12,682,793
Net loans sold, servicing retained	(4,554,735)	(13,129,712)
Net loans sold, servicing released	(23,045)	(111,777)
Other loan sales	(303,495)	(859,025)
Loan amortization and prepayments	56,335	216,885
Loans transferred from (to) other loan portfolios	276,413	(61,645)
Balance at end of period	$1,673,763	$2,677,239

The Company has pledged certain loans held-for-sale to collateralize lines of credit and/or borrowings with the Federal Home Loan Bank of Indianapolis. At March 31, 2014 and December 31, 2013, the Company pledged $1.4 billion and $1.2 billion, respectively, of loans held-for-sale.

Note 6 – Loans Repurchased with Government Guarantees

Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral option to repurchase certain delinquent loans (loans past due 90 days or more) securitized in Ginnie Mae pools, if the loans meet defined delinquent loan criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company must treat the loans as having been repurchased and recognize the loans as loans held-for-sale on the Consolidated Statement of Financial Condition and also recognize a corresponding liability for a similar amount recorded in other liabilities on the Consolidated Statement of Financial Condition. If the loans are actually repurchased, the Company transfers the loans to loans repurchased with government guarantees and eliminates the corresponding liability. At March 31, 2014, the amount of such loans actually repurchased totaled $1.3 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $15.8 million and were classified as loans held-for-sale. At December 31, 2013, the amount of such loans actually repurchased totaled $1.3 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $20.8 million and were classified as loans held-for-sale.

Substantially all of these loans continue to be insured or guaranteed by the FHA, and the Company's management believes that the reimbursement process is proceeding appropriately. These repurchased loans earn interest at a statutory rate, which varies and is based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent.

The Company has pledged certain loans repurchased with government guarantees to collateralize lines of credit and/or borrowings with the Federal Home Loan Bank of Indianapolis. At March 31, 2014 and December 31, 2013, the Company pledged $812.1 million and $787.1 million, respectively, of loans repurchased with government guarantees.

During the three months ended March 31, 2013, the Company participated in a HUD-coordinated market auction, which resulted in the conveyance in an accelerated fashion of $131.9 million unpaid principal balance (net of write downs) of loans to HUD.

Note 7 – Loans Held-for-Investment

Loans held-for-investment are summarized as follows.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,348,691	$2,508,968
Second mortgage	164,627	169,525
Warehouse lending	408,874	423,517
HELOC	273,454	289,880
Other	34,875	37,468
Total consumer loans	3,230,521	3,429,358
Commercial loans
Commercial real estate	512,994	408,870
Commercial and industrial	266,176	207,187
Commercial lease financing	10,180	10,341
Total commercial loans	789,350	626,398
Total loans held-for-investment	4,019,871	4,055,756
Less allowance for loan losses	(307,000)	(207,000)
Loans held-for-investment, net	$3,712,871	$3,848,756

At March 31, 2014 and December 31, 2013, the loans held-for-investment include $233.9 million and $238.3 million of loans accounted for under the fair value option. During the three months ended March 31, 2014, the Company recorded a $21.1 million adjustment to the originally recorded fair value of performing repurchased residential first mortgage loans.

During the three months ended March 31, 2014, the Company transferred $4.6 million in loans held-for-sale to loans held-for-investment. During the three months ended March 31, 2013, the Company transferred $62.8 million in loans held-for-sale to loans held-for-investment. The loans transferred were carried at fair value, and will continue to be reported at fair value while classified as held-for-investment.

During the three months ended March 31, 2014, we sold nonperforming and TDR residential first mortgage loans with a carrying value in the amount of $25.6 million.

During the three months ended March 31, 2014, residential first mortgage jumbo loans with a carrying value in the amount of $254.1 million were transferred to loans available-for-sale and subsequently sold during the second quarter 2014.

The Company has pledged certain loans held-for-investment to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis. At March 31, 2014 and December 31, 2013, the Company pledged $2.4 billion and $2.5 billion, respectively, of loans held-for-investment.

The Company’s commercial leasing activities consist primarily of equipment leases. Generally, lessees are responsible for all maintenance, taxes, and insurance on leased properties. The following table lists the components of the net investment in financing leases.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Total minimum lease payment to be received	$10,374	$10,613
Estimated residual values of lease properties	530	503
Unearned income	(704)	(755)
Net deferred fees and other	(20)	(20)
Net investment in commercial financing leases	$10,180	$10,341

The allowance for loan losses by class of loan is summarized in the following tables.

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
Three Months Ended March 31, 2014
Beginning balance allowance for loan losses	$161,142	$12,141	$1,392	$7,893	$2,412	$18,540	$3,332	$148	$207,000
Charge-offs	(10,863)	(1,068)	—	(2,689)	(461)	—	—	—	(15,081)
Recoveries	1,116	84	—	49	320	1,115	29	47	2,760
Provision	104,896	2,298	73	6,340	(833)	(1,524)	1,116	(45)	112,321
Ending balance allowance for loan losses	$256,291	$13,455	$1,465	$11,593	$1,438	$18,131	$4,477	$150	$307,000
Three Months Ended March 31, 2013
Beginning balance allowance for loan losses	$219,230	$20,201	$899	$18,348	$2,040	$41,310	$2,878	$94	$305,000
Charge-offs	(25,692)	(1,955)	—	(2,061)	(699)	(13,162)	—	—	(43,569)
Recoveries	5,353	390	—	105	454	1,843	9	—	8,154
Provision	15,185	2,047	(367)	1,726	420	2,729	(1,315)	(10)	20,415
Ending balance allowance for loan losses	$214,076	$20,683	$532	$18,118	$2,215	$32,720	$1,572	$84	$290,000

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
March 31, 2014
Loans held-for-investment
Individually evaluated	$396,038	$26,107	$—	$262	$—	$2,212	$—	$—	$424,619
Collectively evaluated (1)	1,930,934	76,980	408,874	122,597	34,875	510,782	266,176	10,180	3,361,398
Total loans	$2,326,972	$103,087	$408,874	$122,859	$34,875	$512,994	$266,176	$10,180	$3,786,017
Allowance for loan losses
Individually evaluated	$81,209	$4,625	$—	$262	$—	$102	$—	$—	$86,198
Collectively evaluated (1)	175,082	8,830	1,465	11,331	1,438	18,029	4,477	150	220,802
Total allowance for loan losses	$256,291	$13,455	$1,465	$11,593	$1,438	$18,131	$4,477	$150	$307,000
December 31, 2013
Loans held-for-investment
Individually evaluated	$419,703	$24,356	$—	$406	$—	$1,956	$—	$—	$446,421
Collectively evaluated (1)	2,070,640	80,484	423,517	134,462	37,468	406,914	207,187	10,341	3,371,013
Total loans	$2,490,343	$104,840	$423,517	$134,868	$37,468	$408,870	$207,187	$10,341	$3,817,434
Allowance for loan losses
Individually evaluated	$81,765	$4,566	$—	$405	$—	$—	$—	$—	$86,736
Collectively evaluated (1)	79,377	7,575	1,392	7,488	2,412	18,540	3,332	148	120,264
Total allowance for loan losses	$161,142	$12,141	$1,392	$7,893	$2,412	$18,540	$3,332	$148	$207,000

(1)	Excludes loans carried under the fair value option.

The allowance for loan losses for consumer loans, other than those that have been identified for individual evaluation for impairment, is determined on a loan pool basis utilizing forecasted losses that represent management’s best estimate of inherent loss. Loans are pooled by loan types with similar risk characteristics. The Company utilizes a historical loss model for each pool. Management evaluates the results of the allowance for loan losses model and makes qualitative adjustments to the results of the model when it is determined that model results do not reflect all losses inherent in the loan portfolios due to changes in recent economic trends and conditions, or other relevant factors.
During the three months ended March 31, 2014, the Company recorded a provision for loan losses of $112.3 million. The increase in the provision for loan losses as compared to the three months ended March 31, 2013, was primarily driven by two changes in estimates: the evaluation of current data related to the loss emergence period and the evaluation of the risk associated with payment resets relating to the interest-only loans.
The loss emergence period is an assumption within our model and represents the average amount of time between when the loss event first occurs and when the specific loan is charged-off. The time period starts when the borrower first begins to experience financial difficulty (generally, the initial occurrence of a 30 day delinquency) and continues until the actual loss becomes visible to the Company (generally, upon charge-off). The Company analyzed its recent data including early stage delinquency, the increase in charge-offs during the three months ended March 31, 2014, continued emergence of non-

performing loans and its assessment of the time from first delinquency to charge-off. As a result, the Company qualitatively determined that the estimate of the average loss emergence period has lengthened. This change resulted in an increase to the allowance for loan losses that reflects the updated estimate of probable losses inherent in the portfolio.
In addition, during the three months ended March 31, 2014, certain loans in our interest-only residential first mortgage and HELOC loan portfolios began to reset. At the point of reset, the borrower’s monthly payment increases upon inclusion of repayments of principal and may increase as a result of changes in interest rates. The payment reset increases could give rise to a "payment shock" i.e. a sudden and significant increase in the borrower’s monthly payment. For instance, as of March 31, 2014 the Company estimated an average payment shock for borrowers with resets in 2014 of approximately 70 percent (i.e. their total monthly payments increase by 70 percent). The extent of the payment shock may increase the likelihood that a borrower could default.
The allowance for loan losses considers the probable loss inherent in the loan portfolio both before and after the payment reset date. Prior to December 31, 2013, the Company had experienced an insignificant volume of resets. The first significant volume of resets occurred during the three months ended March 31, 2014 and in the first half of April 2014. Data the Company reviewed from those periods, as well as data the Company reviewed for the 15 months ended March 31, 2014, indicated that delinquency was greater than estimated at December 31, 2013. Additionally, loans that have recently reset or are expected to reset in the near future are refinancing at levels below what was previously estimated, which the Company believes may indicate an increase in future delinquency and charge-off. Based on its review of these initial indicators, the Company increased the allowance for loan losses based on its qualitative analysis of the recent data. The portion of the allowance for loan losses related to certain interest-only included in residential first mortgage and HELOC loan portfolios increased primarily due to the estimates of the average loss emergence period and reset risk to approximately $112.8 million at March 31, 2014 from $52.3 million at December 31, 2013.

The following table sets forth the loans held-for-investment aging analysis as of March 31, 2014 and December 31, 2013, of past due and current loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Investment Loans
	(Dollars in thousands)
March 31, 2014
Consumer loans
Residential first mortgage	$44,141	$14,409	$101,346	$159,896	$2,188,795	$2,348,691
Second mortgage	1,128	378	2,805	4,311	160,316	164,627
Warehouse lending	—	—	—	—	408,874	408,874
HELOC	3,722	576	4,668	8,966	264,488	273,454
Other	310	134	164	608	34,267	34,875
Total consumer loans	49,301	15,497	108,983	173,781	3,056,740	3,230,521
Commercial loans
Commercial real estate	2,130	—	1,766	3,896	509,098	512,994
Commercial and industrial	—	—	—	—	266,176	266,176
Commercial lease financing	—	—	—	—	10,180	10,180
Total commercial loans	2,130	—	1,766	3,896	785,454	789,350
Total loans (1)	$51,431	$15,497	$110,749	$177,677	$3,842,194	$4,019,871
December 31, 2013
Consumer loans
Residential first mortgage	$36,526	$19,096	$134,340	$189,962	$2,319,006	$2,508,968
Second mortgage	1,997	271	2,820	5,088	164,437	169,525
Warehouse lending	—	—	—	—	423,517	423,517
HELOC	2,197	1,238	6,826	10,261	279,619	289,880
Other	293	127	199	619	36,849	37,468
Total consumer loans	41,013	20,732	144,185	205,930	3,223,428	3,429,358
Commercial loans
Commercial real estate	—	—	1,500	1,500	407,370	408,870
Commercial and industrial	—	—	—	—	207,187	207,187
Commercial lease financing	—	—	—	—	10,341	10,341
Total commercial loans	—	—	1,500	1,500	624,898	626,398
Total loans (1)	$41,013	$20,732	$145,685	$207,430	$3,848,326	$4,055,756

(1)	Includes $3.7 million and $4.0 million of loans 90 days or greater past due accounted for under the fair value option at March 31, 2014 and December 31, 2013, respectively.

Loans on which interest accruals have been discontinued totaled approximately $117.6 million and $146.5 million at March 31, 2014 and December 31, 2013, respectively, and $369.7 million at March 31, 2013. Interest income is recognized on impaired loans using a cost recovery method unless amounts contractually due are not in doubt. Interest that would have been accrued on impaired loans totaled approximately $1.8 million and $4.4 million during the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014 and December 31, 2013, the Company had no loans 90 days past due and still accruing.

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

The following table provides a summary of TDRs outstanding by type and performing status.

	TDRs
	Performing	Nonperforming	Total
March 31, 2014	(Dollars in thousands)
Consumer loans (1)
Residential first mortgage	$322,037	$22,470	$344,507
Second mortgage	32,197	1,484	33,681
HELOC	20,043	2,408	22,451
Total consumer loans	374,277	26,362	400,639
Commercial loans (2)
Commercial real estate	446	—	446
Total TDRs (3)	$374,723	$26,362	$401,085

December 31, 2013
Consumer loans (1)
Residential first mortgage	$332,285	$42,633	$374,918
Second mortgage	30,352	1,631	31,983
Other consumer	19,892	2,445	22,337
Total consumer loans	382,529	46,709	429,238
Commercial loans (2)
Commercial real estate	456	—	456
Total TDRs (3)	$382,985	$46,709	$429,694

(1)	The allowance for loan losses on consumer TDR loans totaled $84.7 million and $82.3 million at March 31, 2014 and December 31, 2013, respectively.

(2)	The allowance for loan losses on commercial TDR loans was zero at both March 31, 2014 and December 31, 2013, respectively.

(3)	Includes $31.5 million and $8.9 million of TDR loans accounted for under the fair value option at March 31, 2014 and December 31, 2013, respectively.

TDRs returned to performing, or accrual, status totaled $2.2 million and $17.2 million during the three months ended March 31, 2014 and 2013, respectively, and are excluded from nonperforming loans. TDRs that have demonstrated a period of at least six months of consecutive performance under the modified terms, are returned to performing (i.e., accrual) status and are excluded from nonperforming loans. Although these TDRs have returned to performing status, they will still continue to be classified as impaired until they are repaid in full, or foreclosed and sold, and included as such in the tables within "repossessed assets." Although many of the TDRs continue to be performing, the full collection of principal and interest on some TDRs may not occur. The resulting potential incremental losses are measured through impairment analysis on all TDRs and have been factored into our allowance for loan losses. At March 31, 2014 and December 31, 2013, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.
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

The following table presents the three months ended March 31, 2014 and 2013 number of accounts, pre-modification unpaid principal balance (net of write downs), and post-modification unpaid principal balance (net of write downs) that were new modified TDRs during the three months ended March 31, 2014 and 2013. In addition, the table presents the number of accounts and unpaid principal balance (net of write downs) of loans that have subsequently defaulted during the three months ended March 31, 2014 and 2013 that had been modified in a TDR during the 12 months preceding each period. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted when greater than 90 days past due.

	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
Three Months Ended March 31, 2014		(Dollars in thousands)
Residential first mortgages	25	$7,044	$6,671	$632
Second mortgages	94	3,002	2,883	(19)
HELOC (2)	9	414	320	—
Total TDR loans	128	$10,460	$9,874	$613

TDRs that subsequently defaulted in previous 12 months (3)	Number of Accounts		Unpaid Principal Balance	Increase in Allowance at Subsequent Default
			(Dollars in thousands)
Residential first mortgages	1		$169	$—
Second mortgages	3		5	—
HELOC (2)	5		24	—
Total TDR loans	9		$198	$—

	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
Three Months Ended March 31, 2013		(Dollars in thousands)
Residential first mortgages	156	$46,144	$39,677	$331
Second mortgages	120	3,928	3,752	176
HELOC	3	45	—	(1)
Total TDR loans	279	$50,117	$43,429	$506

TDRs that subsequently defaulted in previous 12 months (3)	Number of Accounts		Unpaid Principal Balance	Increase in Allowance at Subsequent Default
			(Dollars in thousands)
Residential first mortgages	14		$3,681	$1,015
Second mortgages	3		169	193
Total TDR loans	17		$3,850	$1,208

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	HELOC post-modification unpaid principal balance reflects write downs.

(3)	Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date.

The following table presents impaired loans with no related allowance and with an allowance recorded.

	March 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Consumer loans
Residential first mortgage loans	$54,290	$83,132	$—	$78,421	$130,520	$—
Second mortgage	—	3,670	—	1	3,592	—
HELOC	—	1,289	—	1	1,544	—
Commercial loans
Commercial real estate	1,946	6,418	—	1,956	6,427	—
	$56,236	$94,509	$—	$80,379	$142,083	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$341,748	$360,244	$81,209	$341,283	$345,293	$81,764
Second mortgage	26,107	26,166	4,625	24,355	24,355	4,566
HELOC	262	459	262	405	405	405
Commercial loans
Commercial real estate	266	266	102	—	—	—
	$368,383	$387,135	$86,198	$366,043	$370,053	$86,735
Total
Consumer loans
Residential first mortgage	$396,038	$443,376	$81,209	$419,704	$475,813	$81,764
Second mortgage	26,107	29,836	4,625	24,356	27,947	4,566
HELOC	262	1,748	262	406	1,949	405
Commercial loans
Commercial real estate	2,212	6,684	102	1,956	6,427	—
Total impaired loans	$424,619	$481,644	$86,198	$446,422	$512,136	$86,735

The following table presents average impaired loans and the interest income recognized.

	Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$413,171	$2,567	$804,357	$6,102
Second mortgage	25,159	223	18,920	281
HELOC	220	(46)	881	40
Commercial loans
Commercial real estate	2,040	7	80,709	280
Commercial and industrial	—	—	41	—
Total impaired loans	$440,590	$2,751	$904,908	$6,703

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

Commercial Credit Exposure	March 31, 2014
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade
Pass	$398,931	$235,704	$10,180	$644,815
Watch	69,641	21,085	—	90,726
Special mention	4,523	8,877	—	13,400
Substandard	39,899	510	—	40,409
Total loans	$512,994	$266,176	$10,180	$789,350

Consumer Credit Exposure	March 31, 2014
	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total Consumer
	(Dollars in thousands)
Grade
Pass	$1,915,979	$129,434	$332,819	$248,252	$34,577	$2,661,061
Watch	331,366	32,388	51,418	20,534	134	435,840
Special Mention	—	—	24,637	—	—	24,637
Substandard	101,346	2,805	—	4,668	164	108,983
Total loans	$2,348,691	$164,627	$408,874	$273,454	$34,875	$3,230,521

Commercial Credit Exposure	December 31, 2013
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade
Pass	$296,983	$192,013	$10,341	$499,337
Watch	26,041	5,534	—	31,575
Special mention	3,802	9,097	—	12,899
Substandard	82,044	543	—	82,587
Total loans	$408,870	$207,187	$10,341	$626,398

Consumer Credit Exposure	December 31, 2013
	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total Consumer
	(Dollars in thousands)
Grade
Pass	$2,031,536	$136,224	$243,017	$262,138	$37,142	$2,710,057
Watch	343,092	30,482	157,500	20,916	127	552,117
Special mention	—	—	23,000	—	—	23,000
Substandard	134,340	2,819	—	6,826	199	144,184
Total loans	$2,508,968	$169,525	$423,517	$289,880	$37,468	$3,429,358

Note 8 – Private-Label Securitization and Variable Interest Entities

The Company previously participated in four private-label securitizations of financial assets involving two HELOC loan transactions and two second mortgage loan transactions. Three of the four private-label securitizations have been reconsolidated or dissolved as a result of settlement agreements. The Company has not engaged in any private-label securitization activity except for these four securitizations completed from 2005 to 2007.

In December 2005, the Company completed the $600.0 million FSTAR 2005-1 HELOC securitization trust. As a result of this securitization, the Company recorded assets of $26.1 million in residual interests. The offered securities in the FSTAR 2005-1 HELOC securitization trust were insured by Assured. Due to the Assured Settlement Agreement, the Company reconsolidated the FSTAR 2005-1 HELOC securitization trust's assets and liabilities. The Company became the primary beneficiary of the FSTAR 2005-1 HELOC securitization trust, which is reflected in the Consolidated Financial Statements as a VIE. The Company elected the fair value option for the assets and liabilities associated with the FSTAR 2005-1 HELOC securitization trust. At March 31, 2014, the Company has a fair value of HELOC loans of $76.0 million and long-term debt of $53.4 million recorded as a VIE associated with the FSTAR 2005-1 HELOC securitization trust.

In December 2006, the Company completed the $302.2 million FSTAR 2006-2 HELOC securitization trust. As a result of this securitization, the Company recorded assets of $11.2 million in residual interests. The offered securities in the 2006-2 HELOC securitization trust were insured by Assured. Due to the Assured Settlement Agreement, the Company reconsolidated the FSTAR 2006-2 HELOC securitization trust's assets and liabilities. The Company became the primary beneficiary of the FSTAR 2006-2 HELOC securitization trust, which is reflected in the Consolidated Financial Statements as a VIE. The Company elected the fair value option for the assets and liabilities associated with the FSTAR 2006-2 HELOC securitization trust. At March 31, 2014, the Company has a fair value of HELOC loan of $74.6 million and long-term debt of $48.4 million recorded as a VIE associated with the FSTAR 2006-2 HELOC securitization trust.

In April 2006, the Company completed the $400.0 million FSTAR 2006-1 mortgage securitization trust involving fixed second mortgage loans that the Company held at the time in its investment securities portfolio. The offered securities in the FSTAR 2006-1 mortgage securitization trust were insured by MBIA. Due to the MBIA Settlement Agreement, the FSTAR 2006-1 mortgage securitization trust was collapsed and the Company transferred the loans associated with the FSTAR 2006-1 mortgage securitization trust. The Company elected the fair value option for the assets associated with the FSTAR 2006-1 mortgage securitization trust. At March 31, 2014, the Company recorded a fair value of $61.5 million of second mortgage loans associated with the FSTAR 2006-1 mortgage securitization trust.

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

Consolidated VIEs

Consolidated VIEs at March 31, 2014 consisted of the HELOC securitization trusts formed in 2005 and 2006. The Company has determined the trusts are VIEs and has concluded that the Company is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity's economic performance and has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The change in the consolidated VIE was a result of the Assured Settlement Agreement as of June 30, 2013. Under the terms of the Assured Settlement Agreement, Assured terminated its pending lawsuit against the Company and will not pursue any related claims at any time in the future. In exchange, the Company paid Assured $105.0 million and assumed responsibility for future claims associated with the two HELOC securitization trusts, including the right to receive from Assured all future reimbursements for claims paid to which Assured would have been entitled. Upon effecting the settlement, the Company reversed the transferor's interest, as this interest would represent an equity interest in the trust which would be reversed upon consolidation of the trusts.

The beneficial owners of the trusts can look only to the assets of the HELOC securitization trusts for satisfaction of the debt issued by the HELOC securitization trusts and have no recourse against the assets of the Company.

The following table provides a summary of the classifications of consolidated VIE assets and liabilities included in the Consolidated Financial Statements.

	2005-1	2006-2	Total
March 31, 2014	(Dollars in thousands)
HELOC Securitizations
Assets
Cash and cash items	$1,761	$—	$1,761
Loans held-for-investment	75,998	74,597	150,595
Liabilities
Long-term debt	$53,354	$48,356	$101,710
Other liabilities	136	—	136

	2005-1	2006-2	Total
December 31, 2013	(Dollars in thousands)
HELOC Securitizations
Assets
Cash and cash items	$1,129	$—	$1,129
Loans held-for-investment	78,009	77,003	155,012
Liabilities
Long-term debt	$55,172	$50,641	$105,813
Other liabilities	136	—	136

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

Unconsolidated VIEs

The following table provides a summary of the unconsolidated VIE (the FSTAR 2007-1 mortgage securitization trust) with which the Company has a significant continuing involvement, but is not the primary beneficiary. The following table sets forth certain characteristics of each of the fixed rate second mortgage underlying the FSTAR 2007-1 mortgage securitization trust at its inception and the current characteristics as of and for the three months ended March 31, 2014.

	2007-1 at Inception	2007-1 Current Levels
	(Dollars in thousands)
FSTAR 2007-1 mortgage securitization trust
Number of loans	12,416	4,084
Aggregate principal balance	$622,100	$162,915
Average principal balance	$50	$40
Weighted average fully indexed interest rate	8.22%	7.09%
Weighted average original term	194 months	195 months
Weighted average remaining term	185 months	103 months
Weighted average original credit score	726	712

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

The Company invests in MSRs to support mortgage strategies and to deploy capital at acceptable returns. The Company also deploys derivatives and other fair value assets as economic hedges to offset changes in fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. The Company's portfolio of MSRs is highly sensitive to movements in interest rates, and hedging activities related to the portfolio. The primary risk associated with MSRs is they will lose a substantial portion of value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. There is also a risk of valuation decline due to higher than expected increases in default rates, but the Company does not believe such risk can be sufficiently quantified to effectively hedge. See Note 10 of the Notes to the Consolidated Financial Statements, herein, for additional information regarding the instruments utilized to hedge the risks of MSRs.

The following table presents the unpaid principal balance of residential loans serviced for other and the number of accounts associated with those loans.

	March 31, 2014		December 31, 2013
	Amount	Number of accounts	Amount	Number of accounts
Residential mortgage servicing
Serviced for others	$28,998,897	146,339	$25,743,396	131,413
Subserviced for others (1)	39,554,373	195,448	40,431,867	198,256
Total residential loans serviced for others (1)	$68,553,270	341,787	$66,175,263	329,669

(1)	Does not include temporary short-term subservicing performed as a result of some sales of servicing.
Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$284,678	$710,791
Additions from loans sold with servicing retained	51,043	126,494
Reductions from bulk sales (1)	(5,898)	(94,437)
Changes in fair value due to (2)
Decrease in MSR value (3)	(4,909)	(37,481)
All other changes in valuation inputs or assumptions (4)	(4,683)	21,840
Fair value of MSRs at end of period	$320,231	$727,207
Unpaid principal balance of residential mortgage loans serviced for others (period end)	$28,998,897	$73,993,296
Unpaid principal balance of residential mortgage loans subserviced for others (period end)	$39,554,373	$—

(1)
Includes flow sales related to underlying serviced loans totaling $470.2 million for the three months ended March 31, 2014, compared to bulk sales of $10.7 billion for the three months ended March 31, 2013, respectively.

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
The key economic assumptions used in determining the fair value of those MSRs capitalized during the three months ended March 31, 2014 and 2013 periods were as follows.

	Three Months Ended March 31,
	2014	2013
Weighted-average life (in years)	7.8	5.4
Weighted-average constant prepayment rate	12.2%	15.5%
Weighted-average discount rate	11.8%	7.9%
The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows.

	March 31, 2014	December 31, 2013
Weighted-average life (in years)	8.4	7.3
Weighted-average constant prepayment rate	9.3%	11.9%
Weighted-average discount rate	12.3%	10.2%

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

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Residential first mortgage loans serviced for others	$18,447	$54,078
Residential first mortgage loans subserviced for others	5,810	—
Other consumer loans serviced for others	45	198
Total	$24,302	$54,276

Note 10 – Derivative Financial Instruments

The Company recognizes all derivative instruments on the Consolidated Statements of Financial Condition at fair value. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require a small or no net investment, and allow for the net settlement of positions. A derivative's notional amount serves as the basis for the payment provision of the contract, and takes the form of units, such as shares or dollars. A derivative's underlying variable is a specified interest rate, security price, commodity price, foreign exchange rate, index, or other variable. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the fair value of the derivative contract. Generally, these instruments help the Company manage exposure to interest rate risk, mitigate the credit risk inherent in the loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. The following derivative financial instruments were identified and recorded at fair value as of March 31, 2014 and December 31, 2013:

•	Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sale contracts;

•	Rate lock commitments;

•	Interest rate swaps;

•	Foreign exchanges swaps; and

•	U.S. Treasury and euro dollar futures and options.

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

The Company hedges the risk of overall changes in fair value of loans held-for-sale and rate lock commitments generally by selling forward contracts on securities of Agencies. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Company recognized pre-tax losses of $5.6 million for the three months ended March 31, 2014, compared to pre-tax loss of $39.7 million for the three months ended March 31, 2013, on hedging activity relating to loan commitments and loans held-for-sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchases of forward contracts on securities of Fannie Mae and Freddie Mac, the purchase/sale of U.S. Treasury futures contracts and the purchase/sale of euro dollar future contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs and recognized as a component of loan administration. The Company recognized a gain of $4.9 million for the three months ended March 31, 2014, compared to a loss of $18.3 million for the three months ended March 31, 2013, on MSR fair value hedging activities.

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

The Company writes and purchases interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated trading derivatives are used primarily to provide derivative products to customers enabling them to manage interest rate risk exposure. Customer-initiated trading derivatives are tailored to meet the needs of the counterparties involved and, therefore, contain a greater degree of credit risk and liquidity risk than exchange-traded contracts, which have standardized terms and readily available price information. The Company mitigates most of the inherent market risk of customer-initiated interest rate swap contracts by entering into offsetting derivative contracts with other counterparties. The offsetting derivative contracts have nearly identical notional values, terms and indices. These limits are established annually and reviewed quarterly. The Company's interest rate swap agreements are structured such that variable payments are primarily based on LIBOR (one-month, three-month or six-month) or prime. Fee income on customer-initiated trading derivatives are earned from entering into various transactions at the request of the customer, primarily interest rate swap contracts. Changes in fair value are recognized in "other noninterest income" on the Consolidated Statements of Income. There were no significant net gains (losses) recognized in income on customer-initiated derivative instruments for the three months ended March 31, 2014 and 2013, respectively.

The Company had the following derivative financial instruments.

	Notional Amount	Fair Value	Expiration Dates
	(Dollars in thousands)
March 31, 2014
Assets (1)
U.S. Treasury and euro dollar futures	$3,874,900	$2,495	2015
Rate lock commitments	2,090,253	21,276	2015
Forward agency and loan sales	3,192,161	3,298	2015
Interest rate swaps	157,595	2,386	Various
Total derivative assets	$9,314,909	$29,455
Liabilities (2)
Mortgage backed securities forwards	$78,472	$97	2015
Interest rate swaps	157,595	2,386	Various
Total derivative liabilities	$236,067	$2,483
December 31, 2013
Assets (1)
U.S. Treasury and euro dollar futures	$4,300,100	$1,221	2014
Rate lock commitments	1,857,775	10,329	2014
Forward agency and loan sales	2,819,896	19,847	2014
Interest rate swaps	102,448	1,797	Various
Total derivative assets	$9,080,219	$33,194
Liabilities (2)
Mortgage backed securities forwards	$95,000	$1,665	2014
Interest rate swaps	102,448	1,797	Various
Total derivative liabilities	$197,448	$3,462

(1)	Asset derivatives are included in "other assets" on the Consolidated Statements of Financial Condition.

(2)	Liability derivatives are included in "other liabilities" on the Consolidated Statements of Financial Condition.

The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral.

	March 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in thousands)
Assets
U.S. Treasury and euro dollar futures	$7,327	$220	$7,107	$—	$4,612	$2,495
Mortgage backed securities forwards	6	6	—	—	—	—
Rate lock commitments	21,772	496	21,276	—	—	21,276
Forward agency and loan sales	6,226	2,928	3,298	—	—	3,298
Interest rate swaps	3,604	—	3,604	—	1,218	2,386
Total derivative assets	$38,935	$3,650	$35,285	$—	$5,830	$29,455
Liabilities
U.S. Treasury and euro dollar futures	$220	$220	$—	$—	$—	$—
Mortgage backed securities forwards	14,587	6	14,581	24	14,460	97
Rate lock commitments	496	496	—	—	—	—
Forward agency and loan sales	2,928	2,928	—	—	—	—
Interest rate swaps	2,386	—	2,386	—	—	2,386
Total derivative liabilities	$20,617	$3,650	$16,967	$24	$14,460	$2,483

	December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in thousands)
Assets
U.S. Treasury and euro dollar futures	$7,074	$1,701	$5,373	$—	$4,152	$1,221
Rate lock commitments	14,510	4,181	10,329	—	—	10,329
Forward agency and loan sales	20,326	479	19,847	—	—	19,847
Interest rate swaps	3,045	—	3,045	—	1,248	1,797
Total derivative assets	$44,955	$6,361	$38,594	$—	$5,400	$33,194
Liabilities
U.S. Treasury and euro dollar futures	$1,701	$1,701	$—	$—	$—	$—
Mortgage backed securities forwards	13,837	—	13,837	—	(12,172)	1,665
Rate lock commitments	4,181	4,181	—	—	—	—
Forward agency and loan sales	479	479	—	—	—	—
Interest rate swaps	1,797	—	1,797	—	—	1,797
Total derivative liabilities	$21,995	$6,361	$15,634	$—	$(12,172)	$3,462

    The Company pledged a total of $20.3 million and $6.8 million of investment securities and cash collateral to counterparties at March 31, 2014 and December 31, 2013, respectively, for derivative activities. The Company pledged $20.3 million and $6.8 million in cash collateral to counterparties at March 31, 2014 and December 31, 2013, respectively, and less than $0.1 million and zero in investment securities at March 31, 2014 and December 31, 2013, respectively. The cash pledged was restricted and is included in other assets on the Consolidated Statements of Financial Condition. The total collateral pledged is included in assets on the Consolidated Statements of Financial Condition.

Note 11 – Federal Home Loan Bank Advances

The portfolio of Federal Home Loan Bank advances includes floating rate short-term daily adjustable advances and long-term fixed rate advances. The following is a breakdown of the advances outstanding.

	March 31, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Short-term floating rate daily adjustable advances	$—	—%	$216,000	0.50%
Fixed rate putable advances	1,125,000	0.22%	772,000	0.30%
Total	$1,125,000	0.22%	$988,000	0.34%

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Maximum outstanding at any month end	$1,125,000	$2,900,000
Average outstanding balance	885,870	3,105,556
Average remaining borrowing capacity	1,802,000	1,148,000
Weighted-average interest rate	0.24%	3.16%

At March 31, 2014, the Company had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and the Company may access that line to the extent that collateral is provided. At March 31, 2014, the Company had $1.1 billion of advances outstanding and an additional $1.7 billion of collateralized borrowing capacity available at the Federal Home Loan Bank. The advances are collateralized by non-delinquent single-family residential first mortgage loans, loans repurchased with government guarantees, certain other loans and investment securities.

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

	March 31, 2014		December 31, 2013
	(Dollars in thousands)
Junior Subordinated Notes
Floating 3 Month LIBOR (1)
Plus 3.25%, matures 2032	$25,774	3.49%	$25,774	3.50%
Plus 3.25%, matures 2033	25,774	3.49%	25,774	3.49%
Plus 3.25%, matures 2033	25,780	3.48%	25,780	3.50%
Plus 2.00%, matures 2035	25,774	2.24%	25,774	2.24%
Plus 2.00%, matures 2035	25,774	2.24%	25,774	2.24%
Plus 1.75%, matures 2035	51,547	1.98%	51,547	2.00%
Plus 1.50%, matures 2035	25,774	1.74%	25,774	1.74%
Plus 1.45%, matures 2037	25,774	1.68%	25,774	1.69%
Plus 2.50%, matures 2037	15,464	2.73%	15,464	2.74%
Subtotal	$247,435		$247,435
Notes associated with consolidated VIEs
HELOC securitizations
Plus 0.23% (2), matures 2018	53,354		55,172
Plus 0.16% (3), matures 2019	48,356		50,641
Total long-term debt	$349,145		$353,248

(1)	The securities are currently callable by the Company.

(2)	The Notes will accrue interest at a rate equal to the least of (i) one-month LIBOR plus 0.23 percent (ii) the net weighted average coupon, and (iii) 0.16 percent.

(3)
The interest rate for the notes may adjust monthly and will be subject to (i) a cap based on the weighted average of the loan rates on the mortgage loans, minus the rates at which certain fees and expenses of the issuing entity are calculated and minus any required spread and adjusted for actual days and (ii) a fixed cap of 0.16 percent.

Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. At March 31, 2014 and December 31, 2013 the three-month LIBOR interest rate was 0.23 percent and 0.25 percent, respectively. At March 31, 2014, the one-month LIBOR interest rate was 0.15 percent, compared to 0.17 percent at December 31, 2013.

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

Notes Associated with Consolidated VIEs

As previously discussed in Note 8 - Private-Label Securitization and Variable Interest Entities, the Company determined it was the primary beneficiary of VIEs associated with HELOC securitizations and such VIEs are therefore consolidated in the Consolidated Financial Statements. As of June 30, 2013, the Company reconsolidated the assets and liabilities associated with the HELOC securitization trusts, the proceeds of which were used by the trust to repay outstanding debt.

The final legal maturities of the long-term debt associated with the VIEs are June 2018 and June 2019, respectively, however these debt agreements have contractual provisions that allow for the debt to be paid off based on the cash flows of the collateral. As of March 31, 2014, the Company's cash flow analysis indicated that the notes are estimated to be paid off by July 2015 for FSTAR 2005-1 (0.23 percent) and June 2016 for FSTAR 2006-2 (0.16 percent). The estimated maturity dates may change going forward as the inputs used (prepayments, defaults, etc.) for the cash flow analysis will likely change. The debt pays interest based on a spread over the 30-day LIBOR interest rate.

Note 13 - Representation and Warranty Reserve

The following table shows the activity in the representation and warranty reserve.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Balance, beginning of period,	$54,000	$193,000
Provision
Charged to gain on sale for current loan sales	1,229	5,818
Charged to representation and warranty reserve - change in estimate	(1,672)	17,395
Total	(443)	23,213
Charge-offs, net	(5,557)	(31,213)
Balance, end of period	$48,000	$185,000

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

Note 14 – Stockholders’ Equity

Preferred Stock

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred stock at March 31, 2014 is summarized as follows.

	Rate	Earliest Redemption Date	Shares Outstanding	Preferred Shares	Additional Paid in Capital
	(Dollars in thousands)
Series C Preferred Stock	9.0%	January 31, 2012	266,657	$3	$266,654

Accumulated Other Comprehensive Loss

The following table sets forth the components in accumulated other comprehensive income (loss) for each type of available-for-sale security.

	Pre-tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(Dollars in thousands)
Accumulated other comprehensive loss
March 31, 2014
Net unrealized (loss) gain on securities available-for-sale,
U.S. government sponsored agencies	$(3,397)	$2,200	$(1,197)
Total net unrealized (loss) gain on securities available-for-sale	$(3,397)	$2,200	$(1,197)
December 31, 2013
Net unrealized (loss) gain on securities available-for-sale,
U.S. government sponsored agencies	$(9,042)	$4,211	$(4,831)
Total net unrealized (loss) gain on securities available-for-sale	$(9,042)	$4,211	$(4,831)

Note 15 – (Loss) Earnings Per Share

Basic (loss) earnings per share, excluding dilution, is computed by dividing (loss) earnings available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock or resulted in the issuance of Common Stock that could then share in the earnings of the Company.

The following table sets forth the computation of basic and diluted (loss) earnings per share of Common Stock.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share data)
Net (loss) income	$(78,423)	$23,607
Less: preferred stock dividend/accretion	(483)	(1,438)
Net (loss) income from continuing operations	(78,906)	22,169
Deferred cumulative preferred stock dividends	(5,692)	(3,525)
Net (loss) income applicable to Common Stock	$(84,598)	$18,644
Weighted average shares
Weighted average common shares outstanding	56,194	55,974
Effect of dilutive securities
Warrants	—	252
Stock-based awards	—	189
Weighted average diluted common shares	56,194	56,415
(Loss) Earnings per common share
Net (loss) income applicable to Common Stock	$(1.51)	$0.33
Effect of dilutive securities
Warrants	—	—
Stock-based awards	—	—
Diluted (loss) earnings per share	$(1.51)	$0.33

Due to the loss attributable to common stockholders for the three months ended March 31, 2014, the diluted loss per share calculation excludes all Common Stock equivalents, including 1,334,045 shares pertaining to warrants 295,179 shares pertaining to stock based awards. The inclusion of these securities would be anti-dilutive.

Note 16 - Stock‑Based Compensation

Stock-Based Compensation

During the three months ended March 31, 2014, the Company recorded stock-based compensation expense of $1.0 million compared to $1.5 million for the three months ended March 31, 2013.

Incentive Compensation Plans

The Incentive Compensation Plans are administered by the compensation committee of the Company's board of directors. Each year, the compensation committee decides which employees of the Company will be eligible to participate in the plans. The Company had an expense of $6.3 million for the three months ended March 31, 2014, compared to expenses of $9.1 million for the three months ended March 31, 2013.

Note 17 – Income Taxes

The provision for income taxes in interim periods requires the Company to make a best estimate of the effective tax rate expected to be applicable for the full year. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

During the three months ended March 31, 2014, the benefit for income taxes was $40.0 million, or an effective tax benefit rate of 33.8 percent, compared to a benefit and effective tax rate of zero for the three months ended March 31, 2013. The effective rate for the three months ended March 31, 2014 is below the combined federal and state statutory tax rate of 35.2 percent primarily due to certain nondeductible expenses. The effective rate during the three months ended March 31, 2013 is below the combined statutory rate principally due the change in valuation allowance for net deferred taxes.

As of each reporting date, the Company considers both positive and negative evidence that could impact the view with regard to realization of deferred tax assets. The Company continues to believe it is more likely than not that the benefit for certain state deferred tax assets will not be realized. In recognition of this risk, the Company continues to provide a partial valuation allowance on the deferred tax assets relating to state deferred tax assets.

The Company believes that it is unlikely that the unrecognized tax benefits will change by a material amount during the next 12 months. As permitted under applicable accounting guidance for income taxes, the Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank’s primary regulatory agency, the OCC, requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5 percent, Tier 1 capital to adjusted tangible assets and Tier 1 capital to risk-weighted assets of 4.0 percent, and total risk-based capital to risk-weighted assets of 8.0 percent. The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain minimum ratios of Tier 1 capital to adjusted tangible assets of 4.0 percent, Tier 1 capital to risk-weighted assets of 4.0 percent, and total risk-based capital to risk-weighted assets of 8.0 percent.

To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below, as of the date of filing of its quarterly report with the OCC. The Bank is considered “well capitalized” at both March 31, 2014 and December 31, 2013. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table shows the regulatory capital ratios as of the dates indicated. These ratios are applicable to the Bank only.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2014
Tangible capital (to tangible assets)	$1,139,810	12.44%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,139,810	12.44%	$366,437	4.0%	$458,046	5.0%
Tier 1 capital (to risk weighted assets)	1,139,810	23.62%	193,041	4.0%	289,561	6.0%
Total capital (to risk weighted assets)	1,203,098	24.93%	386,082	8.0%	482,602	10.0%
December 31, 2013
Tangible capital (to tangible assets)	$1,257,608	13.97%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,257,608	13.97%	$360,196	4.0%	$450,245	5.0%
Tier 1 capital (to risk weighted assets)	1,257,608	26.82%	187,542	4.0%	281,313	6.0%
Total capital (to risk weighted assets)	1,317,964	28.11%	375,084	8.0%	468,855	10.0%
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

The Bank intends to address the banking issues identified by the OCC in the manner required for compliance by the OCC. There can be no assurance that the OCC will not provide substantive comments on the capital plan or other submissions that the Bank makes pursuant to the Consent Order that will have a material impact on the Company. The Company believes that the actions taken, or to be taken, to address the banking issues set forth in the Consent Order should, over time, improve its enterprise risk management practices and risk profile. For further information regarding the risks related to the Consent Order, please also refer to the section captioned "FORWARD-LOOKING STATEMENTS" below and the risk factors previously disclosed in Item 1A to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Pursuant to the Supervisory Agreement, the Company submitted a capital plan to the OTS, predecessor in interest to the Federal Reserve. In addition, the Company agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions; purchase, repurchase or redeem certain securities; and incur, issue, renew, roll over or increase any debt and enter into certain affiliate transactions. The Company also agreed to comply with restrictions on the payment of severance and indemnification payments, director and management changes and employment contracts and compensation arrangements. A complete description of all of the terms of the Supervisory Agreement and is qualified in its entirety by reference to the copy of the Supervisory Agreement filed with the SEC as an exhibit to the Company's Current Report on Form 8-K filed on January 28, 2010. For further information regarding the risks related to the Supervisory Agreement, please also refer to the section captioned "FORWARD-LOOKING STATEMENTS" below and the risk factors previously disclosed in Item 1A to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The Company elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement. As of March 31, 2014, the Bank has accrued $94.0 million, which represents the fair value of the Additional Payments. See Note 3 - Fair Value Measurements, for further information on the fair value of the DOJ litigation settlement. Other than as set forth above, the DOJ Agreement does not have any effect on FHA insured loans in the Company's portfolio, including loans classified as loans repurchased with government guarantees as discussed in Note 6 - Loans Repurchased with Government Guarantees. The Company believes that such loans retain FHA insurance, and the Company continues to process such loans for insurance claims in the normal course and to receive payments thereon from the FHA. Based on the experience subsequent to the Bank's agreement with the DOJ, the Company believes that such claims are not subject to denial or dispute other than in the normal course of processing insurance claims.

Mortgage-Related Litigation, Regulatory and Other Matters

Regulatory Matters

From time to time, governmental agencies conduct investigations or examinations of various mortgage related practices of the Bank. Ongoing investigations relate to whether the Bank has properly complied with laws or regulations relating to mortgage origination or mortgage servicing practices and to whether its practices with regard to servicing residential first mortgage loans are adequate. The Bank is cooperating with such agencies and providing information as requested. In addition, the Bank has routinely been named in civil actions throughout the country by borrowers and former borrowers relating to the origination, purchase, sale and servicing of mortgage loans.

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

On August 15, 2013, shareholder Kenneth Taylor filed a derivative action in the Circuit Court of Oakland County, Michigan against several current and former members of the Company's Board of Directors and executive officers, including Joseph Campanelli, Michael Tierney, Paul Borja, Todd McGowan, Daniel Landers, Matthew Kerin, Walter Carter, Gregory Eng, Jay Hansen, David Matlin, James Ovenden, Mark Patterson, Michael Shonka, and David Treadwell. The lawsuit requests unspecified monetary damages and purports to seek to remedy defendants’ alleged breaches of fiduciary duties and unjust enrichment from 2011 to present, focusing on the events leading up to the Company's February 24, 2012 settlement with the U.S. Department of Justice, as well as the settlement itself. On October 23, 2013, Joel Rosenfeld filed a second derivative action in the same court alleging similar claims against the same defendants based on the February 24, 2012 settlement, as well as Flagstar’s prior litigation with Assured Guaranty. The Court consolidated the matters and appointed Rosenfeld as lead plaintiff and Rosenfeld’s counsel and lead plaintiffs’ counsel. The plaintiffs then filed a consolidated complaint. The parties have been facilitating the matter and the litigation has been stayed while they do so. A parallel action was filed by Kenneth Taylor on January 24, 2014 in the Federal Court for the Eastern District of Michigan. A motion to dismiss hearing is scheduled for May 22, 2014.

Litigation Accruals and Other Possible Contingent Liabilities

When establishing an accrual for contingent liabilities, the Company determines a range of potential losses for each matter that is probable to result in a loss and where the amount of the loss can be reasonably estimated. The Company then records the amount it considers to be the best estimate within the range. As of March 31, 2014, the Company's total accrual for contingent liabilities was $97.7 million, which includes the accruals for the DOJ Agreement and pending cases. There may be further losses that could arise, the occurrence of which is not probable (but is reasonably possible), or the amount of which is not reasonably estimable; in either case, such losses are not included in the accrual for contingent liabilities. It is possible that the ultimate resolution of those matters, or one or more other unexpected future developments, could result in a loss or losses that, individually or in the aggregate, may be material to the Company's results of operations, or cash flows, for the relevant period(s).

Contingencies and Commitments

A summary of the contractual amount of significant commitments is as follows.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Commitments to extend credit
Mortgage loans (interest-rate lock commitments)	$2,090,253	$1,857,775
HELOC trust commitments	74,165	67,060
Other consumer commitments	7,488	7,430
Standby and commercial letters of credit	6,398	7,982
Other commercial commitments	360,422	296,713
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

Note 20 – Segment Information

The Company's operations are conducted through four operating segments: Mortgage Originations, Mortgage Servicing, Community Banking and Other, which includes the remaining reported activities. Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The operating segments have been determined based on the products and services offered and reflect the manner in which financial information is currently evaluated by management. Each segment operates under the same banking charter, but is reported on a segmented basis for this report. Each of the operating segments is complementary to each other and because of the interrelationships of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Certain prior period amounts have been reclassified to conform to current year presentation.

In January 2014, the Company reorganized the way its operations are managed based on core functions. The segments are based on an internally-aligned segment leadership structure, which is also how the results are monitored and performance assessed. The Company expects that the combination of the business model and the services that the operating segments provide will result in a competitive advantage that supports revenue and earnings. The Company's business model emphasizes the delivery of a complete set of mortgage and banking products and services, including originating, acquiring, selling and servicing one-to-four family residential first mortgage loans, which we believe is distinguished by timely processing and customer service.

Revenues are comprised of net interest income (before the provision for loan losses) and noninterest income. Noninterest expenses are fully allocated to each operating segment. Allocation methodologies maybe subject to periodic adjustment as the internal management accounting system is revised and the business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

The Mortgage Originations segment originates, acquires and sells one-to-four family residential first mortgage loans. The origination and acquisition of mortgage loans comprises the majority of the lending activity. Mortgage loans are originated through home loan centers, national call centers, the Internet and unaffiliated banks and mortgage banking and brokerage companies, where the net interest income and the gains from sales associated with these loans are recognized in the Mortgage Originations segment.

The Mortgage Servicing segment services and subservices mortgage loans, on a fee basis, for others. Also, the Mortgage Servicing segment services, on a fee basis, residential mortgages held-for-investment by the Community Banking segment and mortgage servicing rights held by the Other segment. The Mortgage Servicing segment may also collect ancillary fees, such as late fees and earn income through the use of non-interest bearing escrows.

The Community Banking segment originates loans, provides deposits and fee based services to consumer, business and mortgage lending customers through its Branch Banking, Business and Commercial Banking, Government Banking, Warehouse Lending and Held-for-Investment Portfolio groups. Products offered through these teams include checking accounts, savings accounts, money market accounts, certificates of deposit, investment and insurance services, consumer loans, commercial loans and warehouse lines of credit. Other financial services available to consumer and commercial customers include lines of credit, revolving credit, customized treasury management solutions, equipment leasing, inventory and accounts receivable lending and capital markets services such as interest rate risk protection products.

The Other segment includes the Treasury functions, funding revenue associated with stockholders' equity, the impact of interest rate risk management, the impact of balance sheet funding activities, changes or credits of an unusual or infrequent nature that are not reflective of the normal operations of the operating segments and miscellaneous other expenses of a corporate nature. Treasury functions include administering the investment securities portfolios, balance sheet funding, interest rate risk management and MSR asset valuation, hedging and sales into the secondary market. In addition, the Other segment includes revenue and expenses related to treasury and corporate assets and liabilities and equity not directly assigned or allocated to the Mortgage Originations, Mortgage Servicing or Community Banking operating segments.

The following table presents financial information by business segment for the periods indicated.

	Three Months Ended March 31, 2014
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income	$12,092	$5,446	$34,719	$5,944	$58,201
Net gain (loss) on loan sales	47,437	—	(2,095)	—	45,342
Representation and warranty reserve - change in estimate	—	1,672	—	—	1,672
Other noninterest income (loss)	11,978	13,140	(13,548)	16,369	27,939
Total net interest income and noninterest income	71,507	20,258	19,076	22,313	133,154
Provision for loan losses	—	—	(112,321)	—	(112,321)
Asset resolution	(17)	(10,798)	(693)	—	(11,508)
Depreciation and amortization expense	(244)	(1,573)	(1,053)	(2,890)	(5,760)
Other noninterest expense	(53,490)	(22,861)	(42,113)	(3,520)	(121,984)
Total noninterest expense	(53,751)	(35,232)	(156,180)	(6,410)	(251,573)
Income (loss) before federal income taxes	17,756	(14,974)	(137,104)	15,903	(118,419)
Benefit for federal income taxes	—	—	—	39,996	39,996
Net income (loss)	$17,756	$(14,974)	$(137,104)	$55,899	$(78,423)

Average balances
Loans held-for-sale	$1,219,183	$—	$77,935	$—	$1,297,118
Loans repurchased with government guarantees	—	1,269,781	—	—	1,269,781
Loans held-for-investment	215	—	3,863,895	—	3,864,110
Total assets	1,363,467	1,414,762	3,927,294	2,602,305	9,307,828
Interest-bearing deposits	—	—	5,230,154	—	5,230,154

	Three Months Ended March 31, 2013
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$21,657	$12,027	$43,151	$(21,166)	$55,669
Net gain (loss) on loan sales	143,207	(5,817)	150	—	137,540
Representation and warranty reserve - change in estimate	—	(17,395)	—	—	(17,395)
Other noninterest income	30,522	15,950	9,848	8,478	64,798
Total net interest income (loss) and noninterest income	195,386	4,765	53,149	(12,688)	240,612
Provision for loan losses	—	—	(20,415)	—	(20,415)
Asset resolution	(60)	(19,064)	2,679	—	(16,445)
Depreciation and amortization expense	(137)	(1,556)	(940)	(2,771)	(5,404)
Other noninterest expense	(104,039)	(9,726)	(54,313)	(6,663)	(174,741)
Total noninterest expense	(104,236)	(30,346)	(72,989)	(9,434)	(217,005)
Income (loss) before federal income taxes	91,150	(25,581)	(19,840)	(22,122)	23,607
Provision for federal income taxes	—	—	—	—	—
Net income (loss)	$91,150	$(25,581)	$(19,840)	$(22,122)	$23,607

Average balances
Loans held-for-sale	$2,993,998	$—	$622,197	$—	$3,616,195
Loans repurchased with government guarantees	—	1,774,235	—	—	1,774,235
Loans held-for-investment	82	—	4,827,542	7,065	4,834,689
Total assets	3,081,173	2,070,051	5,439,939	3,101,408	13,692,571
Interest-bearing deposits	—	—	6,915,974	69,679	6,985,653

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say "we," "us," or "our," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference to "we," "us," or "our" will include our wholly-owned subsidiary Flagstar Bank, FSB, which we refer to as the "Bank."

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

(10)
Our ability to attract and retain senior management and other qualified personnel to execute our business strategy, including our entry into new lines of business, our introduction of new products and services and management of risks relating thereto, and our competing in the mortgage loan originations and mortgage servicing and commercial and retail banking lines of business;

(11)	Our ability to satisfy our mortgage servicing and subservicing obligations and manage repurchases and indemnity demands by mortgage loan purchasers, guarantors and insurers;

(12)	The outcome and cost of defending current and future legal or regulatory litigation, proceedings or investigations;

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

(18)	The downgrade of the long-term credit rating of the United States by one or more ratings agencies could materially affect global and domestic financial markets and economic conditions.

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such factor on our business.

Please also refer to Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1A to Part II of this Quarterly Report on Form 10-Q, which are incorporated by reference herein, for further information on these and other factors affecting us.

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

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At March 31, 2014, our total assets were $9.6 billion, making us the largest bank headquartered in Michigan and one of the top ten largest savings banks in the United States. Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBC." We are considered a controlled company for NYSE purposes, because MP Thrift Investments, L.P. ("MP Thrift") held approximately 63.3 percent of our common stock as of March 31, 2014.

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

In January 2014, we reorganized the manner in which our operations are managed based on core operating functions. The segments are based on an internally-aligned segment leadership structure, which is also how the results are monitored and performance assessed. We expect that the combination of our business model and the services that our operating segments provide will result in a competitive advantage that supports revenue and earnings. Our business model emphasizes the delivery of a complete set of mortgage and banking products and services, including originating, acquiring, selling and servicing one-to-four family residential first mortgage loans, which we believe is distinguished by timely processing and customer service.

Our Mortgage Originations segment originates or purchases residential first mortgage loans throughout the country and sells them into securitization pools, primarily to Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and Government National Mortgage Association ("Ginnie Mae") (collectively, the "Agencies") or as whole loans. Approximately 94.8 percent of our total loan originations during the three months ended March 31, 2014 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale to the Agencies. Our revenue primarily consists of net gain on loan sales, loan fees and charges and interest income from residential first mortgage loans held-for-sale. At March 31, 2014, we originated residential first mortgage loans through our wholesale relationships with approximately 1,100 mortgage brokers and approximately 1,000 correspondents, which were located in all 50 states. At March 31, 2014, we also operated 33 home loan centers located in 18 states, which primarily originate one-to-four family residential first mortgage loans as part of our Mortgage Originations segment. The combination of our home lending, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential first mortgage loan products. We also originate mortgage loans through referrals from our banking centers, consumer direct call center and our website, www.flagstar.com.

Our Mortgage Servicing segment activities primarily consist of collecting cash for principal, interest and escrow payments from borrowers, assisting homeowners through loss mitigation activities, and accounting for and remitting principal and interest payments to mortgage-backed securities investors and escrow payments to third parties. These activities are performed on a fee basis for third party mortgage servicing rights holders, residential mortgages held for investment by the Community Banking segment and mortgage servicing rights held by the Other segment.

Our Community Banking segment revenues include net interest income and fee-based income from community banking services. At March 31, 2014, we operated 106 banking centers in Michigan (of which eight were located in retail stores). Of the 106 banking centers, 69 facilities are owned and 37 facilities are leased. During the first quarter 2014, we relocated one and closed five banking centers to better align the branch structure with the Company's focus on key market areas and to improve banking center efficiencies. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and businesses. We provide deposit and cash management services to governmental units on a relationship basis. We leverage our banking centers to cross-sell loans, deposit products and insurance and investment services to existing customers and to increase our customer base by attracting new customers. At March 31, 2014, we had a total of $6.3 billion in deposits, including $5.0 billion in retail deposits, $0.6 billion in company controlled deposits and $0.7 billion in government deposits.

At March 31, 2014, we had 2,798 full-time equivalent salaried employees of which 315 were account executives and loan officers.

Summary of Operations

Our net loss applicable to common stock for the three months ended March 31, 2014 was $78.9 million ($1.51 loss per share), compared to income of $22.2 million ($0.33 per diluted share) for the three months ended March 31, 2013. The change during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was due to the following factors:

•
Provision for loan losses increased by $91.9 million for the three months ended March 31, 2014, to $112.3 million, primarily driven by two changes in estimates: the evaluation of current data related to the loss emergence period and the evaluation of the enhanced risk associated with payment resets relating to the interest-only loans;

•	Loan fees and charges decreased by $21.0 million for the three months ended March 31, 2014, to $12.3 million, primarily due to lower mortgage volume;

•
Net gain on loan sales decreased $92.2 million for the three months ended March 31, 2014, to $45.3 million, primarily due to lower mortgage volume, consistent with an overall industry production decrease impacted by the current interest rate environment;

•
Representation and warranty reserve - change in estimate increased $19.1 million to $1.7 million for the three months ended March 31, 2014, primarily due to lower loss rates following the previously announced settlement agreements with Fannie Mae and Freddie Mac;

•
Other noninterest income decreased by $23.7 million for the three months ended March 31, 2014, to a loss of $14.7 million, primarily due to an adjustment to the originally recorded fair value of performing repurchased loans;

•	Compensation and benefit expense decreased $11.6 million to $65.6 million for the three months ended March 31, 2014, primarily due to a reduction in headcount;

•	Commissions decreased by $10.2 million for the three months ended March 31, 2014, to $7.2 million, primarily due to a reduction in loan production volume;

•	Loan processing expense decreased by $9.4 million for the three months ended March 31, 2014, to $7.7 million, primarily due to lower mortgage originations; and

•	Legal and professional expense decreased $14.9 million to $13.9 million for the three months ended March 31, 2014, primarily due to lower consulting and legal fees.

Selected Financial Ratios
(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2014	2013
Mortgage loans originated (1)	$4,866,631	$12,423,364
Other loans originated	$172,305	$74,739
Mortgage loans sold and securitized	$4,474,287	$12,822,879
Interest rate spread – bank only (2)	2.96%	1.64%
Net interest margin – bank only (3)	3.05%	1.89%
Interest rate spread – consolidated (2)	2.87%	1.61%
Net interest margin – consolidated (3)	2.97%	1.83%
Average common shares outstanding	56,194,184	55,973,888
Average fully diluted shares outstanding	56,194,184	56,415,057
Average interest earning assets	$7,829,814	$12,075,212
Average interest paying liabilities	$6,363,459	$10,338,644
Average stockholders' equity	$1,444,741	$1,173,982
Return on average assets	(3.39)%	0.65%
Return on average equity	(21.85)%	7.55%
Efficiency ratio	104.6%	81.7%
Efficiency ratio (adjusted) (4)	91.3%	76.2%
Equity/assets ratio (average for the period)	15.52%	8.57%
Charge-offs to average LHFI (5)	1.36%	2.93%
Charge-offs, to average LHFI adjusted (5)(6)	1.11%	2.93%

	March 31, 2014	December 31, 2013	March 31, 2013
Book value per common share	$19.29	$20.66	$16.46
Number of common shares outstanding	56,221,056	56,138,074	56,033,204
Mortgage loans serviced for others	$28,998,897	$25,743,396	$73,933,296
Mortgage loans subserviced for others	$39,554,373	$40,431,865	$—
Weighted average service fee (basis points)	28.5	28.7	29.3
Capitalized value of mortgage servicing rights	1.10%	1.11%	0.98%
Mortgage servicing rights to Tier 1 capital (4)	28.1%	22.6%	55.1%
Ratio of allowance for loans losses to nonperforming LHFI (5)	286.9%	145.9%	78.5%
Ratio of allowance for loan losses to LHFI (5)	8.11%	5.42%	6.11%
Ratio of nonperforming assets to total assets (bank only)	1.49%	1.95%	3.70%
Equity-to-assets ratio	14.06%	15.16%	9.04%
Tier 1 leverage ratio (to adjusted total assets) (6)	12.44%	13.97%	10.14%
Total risk-based capital ratio (to risk-weighted assets) (6)	24.93%	28.11%	22.53%
Number of banking centers	106	111	111
Number of loan origination centers	33	39	41
Number of employees (excludes loan officers and account executives)	2,483	2,894	3,456
Number of loan officers and account executives	315	359	322

(1)	Includes residential first mortgage and second mortgage loans.

(2)
Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(3)	Net interest margin is the annualized effect of the net interest income divided by that period's average interest-earning assets.

(4)	See Non-GAAP reconciliation.

(5)	Excludes loans carried under the fair value option.

(6)	Excludes charge-offs of $2.3 million related to the sale of non-performing and TDR loans during the three months ended March 31, 2014.

(7)
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

Net interest income increased to $58.2 million for the three months ended March 31, 2014, as compared to $55.7 million for the three months ended March 31, 2013. The increase for the three months ended March 31, 2014, is primarily due to a $2.2 billion decrease in Federal Home Loan Bank average balance due to the prepayment completed in the fourth quarter 2013, partially offset by a $2.3 billion decrease in the loans held-for-sale average balance during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Net interest income represented 43.7 percent of our total revenue for the three month ended March 31, 2014, compared to 23.1 percent for the three month ended March 31, 2013. The average yield on loans held-for-sale increased during the three months ended March 31, 2014 due to rising mortgage rates, while all other assets have continued to decline.

Interest income decreased $28.6 million for the three months ended March 31, 2014 to $66.4 million, compared to $95.0 million during the three months ended March 31, 2013. The decrease in interest income was primarily driven by lower average balances in the mortgage loans available-for-sale and warehouse loans held-for-investment portfolios, primarily due to a decrease in mortgage loan originations during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The average yield on interest-earning assets increased 24 basis points, to 3.39 percent for the three months ended March 31, 2014 from 3.15 percent for the three months ended March 31, 2013.

Interest expense decreased $31.1 million for the three months ended March 31, 2014 to $8.2 million, compared to $39.3 million for the three months ended March 31, 2013, primarily due to the fourth quarter 2013 prepayment of Federal Home Loan Bank advances. Average interest-bearing liabilities decreased $4.0 billion during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to $2.2 billion decrease in average Federal Home Loan Bank advances average balance and $1.8 billion decrease in deposit average balance, as compared to the three months ended March 31, 2013. The average cost of interest-bearing liabilities decreased 102 basis points to 0.52 percent for the three months ended March 31, 2014 from 1.54 percent for the three months ended March 31, 2013. Our interest rate spread was 2.87 percent for the three months ended March 31, 2014, compared to 1.61 percent for the three months ended March 31, 2013.

Our consolidated net interest margin for the three months ended March 31, 2014 was 2.97 percent, as compared to 1.83 percent for the three months ended March 31, 2013. The Bank recorded a net interest margin of 3.05 percent for the three months ended March 31, 2014, as compared to 1.89 percent for the three months ended March 31, 2013.

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

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$1,297,118	$13,652	4.21%	$3,616,195	$26,807	2.97%
Loans repurchased with government guarantees	1,269,781	7,943	2.50%	1,774,235	15,005	3.38%
Loans held-for-investment
Consumer loans (1)	3,180,487	30,878	3.89%	4,136,420	42,685	4.15%
Commercial loans (1)	683,623	6,195	3.62%	698,269	7,453	4.27%
Loans held-for-investment	3,864,110	37,073	3.84%	4,834,689	50,138	4.16%
Investment securities available-for-sale or trading	1,173,304	7,538	2.57%	348,525	2,094	2.41%
Interest-earning deposits and other	225,501	145	0.26%	1,501,568	946	0.26%
Total interest-earning assets	7,829,814	66,351	3.39%	12,075,212	94,990	3.15%
Other assets	1,478,014			1,617,359
Total assets	$9,307,828			$13,692,571
Interest-Bearing Liabilities
Demand deposits	$419,677	$144	0.14%	$388,466	$239	0.25%
Savings deposits	2,871,553	3,331	0.47%	2,316,859	4,280	0.75%
Money market deposits	280,221	126	0.18%	387,699	330	0.35%
Certificates of deposit	986,968	1,812	0.74%	2,931,558	6,507	0.90%
Total retail deposits	4,558,419	5,413	0.48%	6,024,582	11,356	0.76%
Demand deposits	122,121	102	0.34%	98,442	106	0.44%
Savings deposits	209,226	210	0.41%	308,811	357	0.47%
Certificates of deposit	337,016	232	0.28%	471,842	694	0.60%
Total government deposits	668,363	544	0.33%	879,095	1,157	0.53%
Wholesale deposits	3,372	31	3.76%	81,976	995	4.92%
Total deposits	5,230,154	5,988	0.46%	6,985,653	13,508	0.78%
Federal Home Loan Bank advances	885,870	534	0.24%	3,105,556	24,161	3.16%
Other	247,435	1,628	2.67%	247,435	1,652	2.71%
Total interest-bearing liabilities	6,363,459	8,150	0.52%	10,338,644	39,321	1.54%
Other liabilities (2)	1,499,628			2,179,945
Stockholders’ equity	1,444,741			1,173,982
Total liabilities and stockholders' equity	$9,307,828			$13,692,571
Net interest-earning assets	$1,466,355			$1,736,568
Net interest income		$58,201			$55,669
Interest rate spread (3)			2.87%			1.61%
Net interest margin (4)			2.97%			1.83%
Ratio of average interest-earning assets to interest-bearing liabilities			123.1%			116.8%

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

	Three Months Ended March 31,
	2014 Versus 2013 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$4,037	$(17,192)	$(13,155)
Loans repurchased with government guarantees	(2,796)	(4,266)	(7,062)
Loans held-for-investment
Consumer loans (1)	(1,931)	(9,876)	(11,807)
Commercial loans (2)	(1,102)	(156)	(1,258)
Total loans held-for-investment	(3,033)	(10,032)	(13,065)
Securities available-for-sale or trading	484	4,960	5,444
Interest-earning deposits and other	13	(814)	(801)
Total other interest-earning assets	$(1,295)	$(27,344)	$(28,639)
Interest-Bearing Liabilities
Demand deposits	$(115)	$20	$(95)
Savings deposits	(1,988)	1,039	(949)
Money market deposits	(111)	(93)	(204)
Certificates of deposits	(319)	(4,376)	(4,695)
Total retail deposits	(2,533)	(3,410)	(5,943)
Demand deposits	(30)	26	(4)
Savings deposits	(30)	(117)	(147)
Certificates of deposits	(261)	(201)	(462)
Total government deposits	(321)	(292)	(613)
Wholesale deposits	3	(967)	(964)
Total deposits	(2,851)	(4,669)	(7,520)
Federal Home Loan Bank advances	(6,359)	(17,268)	(23,627)
Other	(24)	—	(24)
Total interest-bearing liabilities	$(9,234)	$(21,937)	$(31,171)
Change in net interest income	$7,939	$(5,407)	$2,532

(1)	Consumer loans include residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and commercial lease financing loans.

Provision for Loan Losses

The provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.

The provision for loan losses was $112.3 million for the three months ended March 31, 2014, an increase from $20.4 million for the three months ended March 31, 2013. The increase in the provision for loan losses during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, was primarily driven by two changes in estimates: the evaluation of current data related to the loss emergence period and the evaluation of the risk associated with payment resets relating to the interest-only loans.

The loss emergence period is an assumption within our model and represents the average amount of time between when the loss event first occurs and when the specific loan is charged-off. The time period starts when the borrower first begins to experience financial difficulty (generally, the initial occurrence of a 30-day delinquency) and continues until the actual loss becomes visible to us (generally, upon charge-off). We analyzed our recent data including early stage delinquency, the increase in charge-offs for the three months ended March 31, 2014, continued emergence of nonperforming loans and our assessment of the time from first delinquency to charge-off. As a result, we qualitatively determined that our estimate of the average loss emergence period has lengthened. This change resulted in an increase to the allowance for loan loss that reflects our updated estimate of probable losses inherent in the portfolio.
In addition, during the three months ended March 31, 2014 certain loans in our interest-only residential first mortgage and HELOC loan portfolios began to reset. At the point of reset, the borrower’s monthly payment will increase upon inclusion of repayments of principal and may increase as a result of changes in interest rates. The payment reset increases could give rise to a "payment shock" i.e. a sudden and significant increase in the borrower’s monthly payment. For instance, as of March 31, 2014 we estimated an average payment shock for borrowers with resets in 2014 of approximately 70 percent (i.e. their total monthly payments increase by 70 percent). The extent of the payment shock may increase the likelihood that a borrower could default.
Net charge-offs for the three months ended March 31, 2014 totaled $12.3 million, compared to $35.4 million for the three months ended March 31, 2013. The decrease was primarily due to lower levels of nonperforming loans and continuing improvements in the underlying collateral values.

As a percentage of the average loans held-for-investment, annualized net charge-offs for the three months ended March 31, 2014 decreased to 1.36 percent from 2.93 percent for the three months ended March 31, 2013, primarily attributable to lower levels of nonperforming loans along with continuing improvements in the underlying collateral values. The allowance for loan losses increased to $307.0 million at March 31, 2014, as compared to $207.0 million at December 31, 2013, due to the increase in the provision for loan losses.

See the section captioned "Allowance for Loan Losses" in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The following table sets forth the components of our noninterest income.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Loan fees and charges	$12,311	$33,360
Deposit fees and charges	4,764	5,146
Loan administration	19,584	20,356
Net gain on loan sales	45,342	137,540
Net transaction costs on sales of mortgage servicing rights	3,583	(4,219)
Net gain on sale of assets	2,216	958
Representation and warranty reserve – change in estimate	1,672	(17,395)
Other noninterest (loss) income	(14,519)	9,197
Total noninterest income	$74,953	$184,943

Total noninterest income was $75.0 million during the three months ended March 31, 2014, which was a $109.9 million decrease from $184.9 million of noninterest income during the three months ended March 31, 2013. The decrease during the three months ended March 31, 2014, was primarily due to decreases in the other noninterest income, net gain on loan sales and net loan fees and charges, partially offset by increases in representation and warranty reserve – change in estimate, net transaction cost on sales of mortgage servicing rights and net gain on sale of assets.

Loan fees and charges. Our Mortgage Originations and Community Banking segments both earn loan origination fees and collect other charges in connection with originating residential first mortgages, commercial loans and other consumer loans held-for-sale and held-for-investment. For the three months ended March 31, 2014 loan fees and charges decreased to $12.3 million, as compared to $33.4 million for the three months ended March 31, 2013. The decrease in loan fees and charges during the three months ended March 31, 2014, is primarily due to a decrease in total loan originations to $5.0 billion, compared to $12.5 billion during the three months ended March 31, 2013. Commercial loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. We account for substantially all residential first mortgage originations as held-for-sale using the fair value method and no longer apply deferral of non-refundable fees and costs to those loans.

Deposit fees and charges. Our Community Banking segment collects deposit fees and other charges such as fees for non-sufficient funds, cashier check fees, ATM fees, overdraft protection and other account fees for services we provide to our banking customers. Our total number of customer checking accounts increased from approximately 110,000 at March 31, 2013 to approximately 112,000 as of March 31, 2014.

Loan administration. When our Mortgage Originations and Mortgage Servicing segments sells mortgage loans in the secondary market, they usually retain the right to continue to service these loans and earn a servicing fee, also referred to herein as loan administration income. Our mortgage servicing rights ("MSRs") are accounted for utilizing the fair value method with changes in fair value recorded as a component of loan administration income.

The following table summarizes loan administration income.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Income on residential first mortgage servicing
Servicing fees, ancillary income and charges (1)	$18,979	$54,276
Subservicing fees, ancillary income and charges	5,323	—
Fair value adjustments	(9,592)	(15,641)
(Loss) gain on hedging activity	4,874	(18,279)
Total net loan administration income	$19,584	$20,356

(1)	Includes the servicing fees, ancillary income and charges on other consumer mortgage servicing.

The decrease in loan administration income during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 was primarily due to a decline in mortgage loan origination volume and sales of our MSR asset, offset by the lower pace of decline in the fair value adjustment to our MSR’s and gains incurred in our MSR hedging activity, which was primarily the result of the fourth quarter 2013 sale of the MSR asset. Subservicing fees, ancillary income and charges on our residential first mortgage servicing increased during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily the result of the December 2013 MSR bulk sale, which we simultaneously entered into an agreement to subservice the residential mortgage loans. During the three months ended March 31, 2013, we sold mortgage servicing rights on a bulk basis associated with underlying mortgage loans totaling $10.7 billion and on a mortgage servicing released basis totaling $0.1 billion. We had $470.2 million of sales on a flow basis during the three months ended March 31, 2014, compared to no sales on a flow basis during the three months ended March 31, 2013. The total unpaid principal balance of loans serviced for others at March 31, 2014 was $29.0 billion, compared to $73.9 billion at March 31, 2013. The total unpaid principal balance of loans subserviced for others at March 31, 2014 was $39.6 billion, compared to zero at March 31, 2013.

Net gain on loan sales. Our Mortgage Originations segment records the transaction fee income it generates from the origination of residential first mortgage loans. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans originated for sale and the fair value of these loans, net of related selling expenses. Net gain on loan sales is increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments, increases to the representation and warranty reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Historically, pricing competition on mortgage loans is lower in periods of low or decreasing interest rates, due to higher consumer demand usually evidenced by higher loan origination levels, resulting in higher spreads on origination. Conversely, pricing competition increases when interest rates rise, which generally reduces consumer demand, thus decreasing spreads on origination and compressing gain on sale. Increases or decreases in competition may also arise as competitors enter and/or leave the loan origination market.

The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period.

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Dollars in thousands)
Net gain on loan sales	$45,342	$44,790	$75,073	$144,791	$137,540
Mortgage rate lock commitments (gross)	$6,039,871	$6,481,782	$8,340,000	$12,353,000	$12,142,000
Loans sold and securitized	$4,474,287	$6,783,212	$8,344,737	$11,123,821	$12,822,879
Net margin on loan sales	1.01%	0.66%	0.90%	1.30%	1.07%
Mortgage rate lock commitments (fallout adjusted) (1)	$4,853,637	$5,298,728	$6,605,432	$9,837,573	$9,848,417
Net margin on mortgage rate lock commitments (fallout adjusted) (1)	0.93%	0.85%	1.14%	1.47%	1.40%

(1)
Fallout adjusted are mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

The decrease in net gain on loan sales for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was primarily due to a decrease in loan origination volume. For the three months ended March 31, 2014, the gross mortgage rate-lock commitments of $6.0 billion also decreased, compared to $12.1 billion in the three months ended March 31, 2013, primarily due to increased mortgage interest rates and lower mortgage loan production consistent with industry trends. Loan sales correspondingly decreased to $4.5 billion during three months ended March 31, 2014, compared to $12.8 billion in loan sales for the three months ended March 31, 2013.

The net gain on loan sale includes changes in amounts related to derivatives, lower of cost or fair value adjustments on loans transferred to held-for-investment and provisions to representation and warranty reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to losses of $5.6 million and $39.7 million for the three months ended March 31, 2014 and 2013, respectively. The provision for representation and warranty reserve included in net gain on loan sales reflects our initial estimate of losses on probable mortgage repurchases arising from current loan sales and amounted to $1.2 million and $5.8 million for the three months ended March 31, 2014 and 2013.

Net transaction costs on sales of mortgage servicing rights. As part of our business model, our Mortgage Servicing segment has occasionally sold MSRs in transactions separate from the sale of the underlying loans. Recently in response to evolving regulatory views and capital requirements associated with MSRs, we have begun to sell large portfolios of our MSRs. We carry our MSRs at fair value. Our income or loss on changes in the valuation of MSRs is recorded through our loan administration income. The gain or loss recognized represents the transaction costs and the reserves on the sales completed during the period or adjustments to transaction costs or reserves from prior sales.

For the three months ended March 31, 2014, we recorded income related to sales of MSRs of $3.6 million, compared to an expense of $4.2 million for the three months ended March 31, 2013. The increase reflects a release of hold back reserves during the three months ended March 31, 2014, as compared to expenses incurred during the three months ended March 31, 2013 related to bulk sales. During the three months ended March 31, 2014, we had no sales of mortgage servicing rights on a bulk basis or on a mortgage servicing released basis (i.e., sold together with the sale of the underlying loans).

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

Estimating the balance of the representation and warranty reserve involves using assumptions regarding future repurchase request volumes, probable loss severity on these requests and claims appeal success rates. The assumptions used to estimate the representation and warranty reserve contain a level of uncertainty and risk that could have a material impact on the reserve balance if they differ from actual results. For instance, to illustrate the sensitivity of the reserve to adverse changes, if the expected levels of demands in the model assumptions increased or decreased by 20.0 percent at March 31, 2014, the result would be a $6.2 million increase or decrease in the representation and warranty reserve balance. If our loss severity rate increased or decreased by 20.0 percent at March 31, 2014, the result would be a $7.4 million increase or decrease in the representation and warranty reserve balance. In order to estimate the sensitivity of the representation and warranty reserve to a particular factor, the factors were varied within the model while keeping the other variables constant. For example, when estimating the impact to the representation and warranty reserve due to a change in expected levels of demands, the level of expected demands for each vintage within the model varied by the same percentage, holding other factors constant.

During the three months ended March 31, 2014, we released reserves in the amount of $1.7 million, compared to an addition to the reserve in the amount of $17.4 million during the three months ended March 31, 2013. The decrease in expense during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to lower loss rates following the settlement with Fannie Mae and Freddie Mac.

Other noninterest income. Other noninterest income includes certain miscellaneous fees, including dividends received on Federal Home Loan Bank stock and our fair value adjustment relating to the loans held-for-investment carried under the fair value option.

During the three months ended March 31, 2014, other noninterest income decreased to a loss of $14.5 million, compared to income of $9.2 million during the three months ended March 31, 2013. The decrease during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 included a $21.1 million adjustment to the originally recorded fair value of performing repurchased loans, primarily caused by liquidity risk.

Noninterest Expense

The following table sets forth the components of our noninterest expense.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Compensation and benefits	$65,572	$77,208
Commissions	7,220	17,462
Occupancy and equipment	20,410	19,375
Asset resolution	11,508	16,445
Federal insurance premiums	5,010	11,240
Loan processing expense	7,735	17,111
Legal and professional expense	13,902	28,839
Other noninterest expense	7,895	8,910
Total noninterest expense	$139,252	$196,590
Efficiency ratio (1)	104.6%	81.7%
Efficiency ratio (adjusted) (2)	91.3%	76.2%

(1)	Total operating and administrative expenses divided by the sum of net interest income and noninterest income.

(2)	Based on efficiency ratios as calculated, less representation and warranty reserve - change in estimate and significant one-time items; "Use of Non-GAAP Financial Measures."

The 29.2 percent decrease in noninterest expense for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was primarily due to decreases in legal and professional fees, compensation and benefits, commissions and loan processing expense.

Compensation and benefits. The $11.6 million decrease in compensation and benefits expense for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to a reduction in headcount. Our full-time equivalent non-commissioned salaried employees decreased from 3,456 at March 31, 2013 to 2,483 at March 31, 2014. The decrease in our full-time equivalent non-commissioned salaried employees was primarily due to the organization restructuring that was previously announced in January 2014.

Commissions. Commissions expense, which is a variable cost associated with loan originations, totaled $7.2 million, equal to 14 basis points of total loan originations during the three months ended March 31, 2014, compared to $17.5 million, equal to 14 basis points of total loan originations in the three months ended March 31, 2013. The decrease in commissions was primarily due to the decrease in loan originations for the three months ended March 31, 2014. Loan originations decreased to $5.0 billion for the three months ended March 31, 2014 from $12.5 billion for the three months ended March 31, 2013.

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

For the three months ended March 31, 2014 asset resolution expenses decreased $4.9 million to $11.5 million, as compared to $16.4 million during the three months ended March 31, 2013. The decrease during the three months ended March 31, 2014, compared to the three months ended March 31, 2013 was primarily due to a reduction in foreclosure expenses.

Federal insurance premiums. Our federal insurance expense decreased for the three months ended March 31, 2014 to $5.0 million, as compared to $11.2 million for the three months ended March 31, 2013. The $6.2 million decrease was primarily due to a decrease in both our assessment rate and assessment base. The decrease in the assessment rate was due to a reduction in higher risk assets as well as an improvement in historical core earnings. The reduction in the assessment base was primarily due to a decrease in average total assets from the three months ended March 31, 2013 to the three months ended March 31, 2014.

Loan processing expense. Loan processing expense decreased to $7.7 million for the three months ended March 31, 2014, compared to $17.1 million for the three months ended March 31, 2013, primarily due to a $7.5 billion decrease in loan originations during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. During the three months ended March 31, 2014, total loan originations were $5.0 billion, as compared to $12.5 billion during the three months ended March 31, 2013.

Legal and professional expense. Legal and professional expense decreased by $14.9 million during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to a $10.9 million decrease in consulting expense and a $5.1 million decrease in legal fee expense.

Efficiency Ratio

The efficiency ratio generally measures how effective the company is operating, measured by dividing noninterest expense by total revenues (net interest income plus noninterest income). Given the significant amount of one-time items that flow through our noninterest expense and noninterest income, we show our efficiency ratio on an adjusted basis as well. Our unadjusted efficiency ratio increased to 104.6 percent during the three months ended March 31, 2014, as compared to 81.7 percent during the three months ended March 31, 2013. The increase in our efficiency ratio for the three months ended March 31, 2014 compared to three months ended March 31, 2013 was driven primarily by a decrease in net interest income and noninterest income, partially offset by decreases in compensation and benefits, commissions expense and loan processing expense.

Provision for Federal Income Taxes

During the three months ended March 31, 2014, our effective tax rate was a benefit of 33.8 percent, as compared to a provision of zero percent for the three months ended March 31, 2013. See Note 17 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

OPERATING SEGMENTS

Overview

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 20 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements, herein, for a full understanding of our consolidated financial performance.

In January 2014, we reorganized the manner in which our operations are managed based on core operating functions. The segments are based on an internally-aligned segment leadership structure, which is also how the results are monitored and performance assessed. We expect that the combination of our business model and the services that our operating segments provide will result in a competitive advantage that supports revenue and earnings. Our business model emphasizes the delivery of a complete set of mortgage and banking products and services, including originating, acquiring, selling and servicing one-to-four family residential first mortgage loans, which we believe is distinguished by timely processing and customer service.

The business model emphasizes the delivery of a complete set of mortgage and banking products and services, and is distinguished by local delivery, customer service and product pricing. We have four major operating segments: Mortgage Originations, Mortgage Servicing, Community Banking and Other. The Mortgage Originations segment originates, acquires and sells mortgage loans. The origination and acquisition of mortgage loans is the majority of the lending activity. Mortgage loans are originated through home loan centers, a direct to consumer call center, the Internet, wholesale brokers and correspondents. The net interest income and the gains from sales associated with these loans are recognized in the Mortgage Originations segment. The Mortgage Servicing segment services mortgage loans on a fee basis for others, residential mortgages held-for-investment by the Community Banking segment, and mortgage servicing rights held by the Other segment. The Community Banking segment originates loans and collects deposits from consumer and business customers through the Commercial, Business and Government, Branch Banking, and Loans Held-for-Investment Portfolio groups. Products offered through these groups include checking accounts, savings accounts, money market accounts, certificates of deposit, investment and insurance services, consumer loans and commercial loans. Other financial services available to consumer and commercial customers include lines of credit, revolving credit, customized treasury management solutions, equipment leasing, inventory and accounts receivable lending and capital markets services such as interest rate risk protection products. The Other segment includes corporate treasury, income and expense impact of equity and cash, the effect of eliminations of transactions between segments, tax benefits not assigned to specific operating segments, charges or credits of unusual or infrequent nature that are not reflective of the normal operations of the operating segments and miscellaneous other expenses of a corporate nature. Corporate treasury functions include investment securities portfolio administration, balance sheet funding, interest rate risk management, and MSR asset valuation, hedging and sales into the secondary market. Each operating segment supports and complements the operations of the other, with funding for the Mortgage Originations segment primarily provided by deposits obtained through Community Banking, and with the Community Banking segment providing warehouse lines of credit to mortgage originators, most of which sell loans to the Mortgage Originations segment.

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

The net income (loss) by operating segment is presented in the following table.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Mortgage Originations	$17,756	$91,150
Mortgage Servicing	(14,974)	(25,581)
Community Banking	(137,104)	(19,840)
Other	55,899	(22,122)
Total net income	$(78,423)	$23,607

The selected average balances by operating segment are presented in the following table.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Average loans held-for-sale
Mortgage Originations	$1,219,183	$2,993,998
Community Banking	77,935	622,197
Average loans repurchased with government guarantees
Mortgage Servicing	$1,269,781	$1,774,235
Average loans held-for-investment
Community Banking	$3,863,895	$4,827,542
Average total assets
Mortgage Originations	$1,363,467	$3,081,173
Mortgage Servicing	1,414,762	2,070,051
Community Banking	3,927,294	5,439,939
Other	2,602,305	3,101,408
Average interest-bearing deposits
Community Banking	$5,230,154	$6,915,974
Average total debt
Other	$1,133,305	$3,352,991

Mortgage Originations

Our Mortgage Originations segment originates, acquires and sells one-to-four family residential first mortgage loans. We sell substantially all of the residential mortgage loans we produce into the secondary market on a whole loan basis or by first securitizing the loans into mortgage-backed securities. Our securitizations are with the Agencies. During 2013 and continuing into 2014, we remained one of the country's leading mortgage loan originators. We utilize three production channels to originate or acquire mortgage loans: home lending (also referred to as "retail"), as well as brokers and correspondents (also collectively referred to as "wholesale"). Each production channel originates mortgage loan products which are underwritten to the same standards. We expect to continue to leverage technology to streamline the mortgage origination process, thereby bringing service and convenience to brokers and correspondents. Sales support offices are maintained to assist brokers and correspondents nationwide. We also continue to make available to our customers various web-based tools that facilitate the mortgage loan origination process through each of our production channels. Brokers and correspondents are able to register and lock loans, check the status of inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Funding for our Mortgage Originations segment is provided primarily by deposits and borrowings obtained by our Community Banking segment.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Net interest income	$12,092	$21,657
Loan fees and charges	10,654	28,597
Net gain on loan sales	47,437	143,207
Other noninterest income	1,324	1,925
Compensation and benefits	(21,641)	(25,034)
Commissions	(7,272)	(17,245)
Loan processing expense	(3,096)	(11,360)
Other noninterest expense	(21,742)	(50,597)
Net income	$17,756	$91,150
Average balances
Total loans held-for-sale	$1,219,183	$2,993,998
Total assets	1,363,467	3,081,173

The Mortgage Originations segment net income decreased $73.4 million during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. This decrease was primarily due to a decrease in net gain on loan sales, partially offset by a decrease in noninterest expense. Net loan fees and charges decreased to $10.7 million for the three months ended March 31, 2014, as compared to $28.6 million for the three months ended March 31, 2013, primarily due to a decrease in residential first mortgage originations. The decrease in net gain on loan sales during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 was primarily due to lower residential first mortgage rate lock commitments and a lower gain on sale margin during the three months ended March 31, 2014.

Compensation and benefits decreased to $21.6 million for the three months ended March 31, 2014, as compared to $25.0 million for the three months ended March 31, 2013, primarily due to a decrease in employee benefit and incentive compensation costs. The decreases in commissions and loan processing expense were primarily due to lower residential first mortgage originations during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. During the three months ended March 31, 2014, other noninterest expense decreased to $21.7 million, as compared to $50.6 million for the three months ended March 31, 2013, primarily due to reduced corporate overhead and direct operating allocations.

During the three months ended March 31, 2014, 57.5 percent of our residential first mortgage originations were purchase mortgages, as compared to 18.8 percent during the three months ended March 31, 2013. Historically, the purchase and refinance mix of our mortgage originations has generally tracked the mix of the overall mortgage industry. This is also the case in each of our production channels.

Home Lending .  In a home lending transaction, loans are originated through a nationwide network of stand-alone home loan centers, as well as referrals from our Community Banking segment and the national direct to consumer call center. When loans are originated on a retail basis, most aspects of the lending process are completed internally including the origination documentation (inclusive of customer disclosures) as well as the funding of the transactions. At March 31, 2014 we maintained 33 loan origination centers. At the same time, our centralized loan processing provides efficiencies and allows lending sales staff to focus on originations.

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

As of March 31, 2014, we ranked in the top ten mortgage lenders nationwide based on our residential first mortgage loan originations. The following tables disclose residential first mortgage loan originations by channel, type and mix for each respective period.

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Dollars in thousands)
Home Lending Centers	$226,007	$296,123	$411,940	$575,016	$697,340
Broker	1,091,068	1,591,372	1,845,465	2,974,555	3,201,371
Correspondent	3,545,588	4,548,166	5,478,385	7,332,558	8,524,540
Total	$4,862,663	$6,435,661	$7,735,790	$10,882,129	$12,423,251

Purchase originations	$2,796,654	$3,672,538	$3,682,411	$3,146,501	$2,339,269
Refinance originations	2,066,009	2,763,123	4,053,379	7,735,628	10,083,982
Total	$4,862,663	$6,435,661	$7,735,790	$10,882,129	$12,423,251

Conventional	$2,950,876	$4,130,976	$5,247,910	$7,681,337	$8,591,784
Government	1,215,652	1,560,059	1,930,538	2,535,378	2,799,000
Jumbo	696,135	744,626	557,342	665,414	1,032.467
Total	$4,862,663	$6,435,661	$7,735,790	$10,882,129	$12,423,251

Mortgage Servicing

The Mortgage Servicing segment services and subservices mortgage loans on a fee basis for others. Also, the Mortgage Servicing segment services, on a fee basis, residential mortgages held-for-investment by the Community Banking segment and mortgage servicing rights held by the Other segment. Funding for our Mortgage Servicing segment is provided primarily by deposits and borrowings obtained by our Community Banking segment.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Net interest income	$5,446	$12,027
Loan administration	11,879	12,462
Representation and warranty reserve - change in estimate	1,672	(17,395)
Other noninterest income	1,261	(2,329)
Compensation and benefits	(3,741)	(8,547)
Asset resolution	(10,798)	(19,064)
Loan processing expense	(3,971)	(4,385)
Other noninterest expense	(16,722)	1,650
Net loss	$(14,974)	$(25,581)
Average balances
Total loans repurchased with government guarantees	$1,269,781	$1,774,235
Total assets	1,414,762	2,070,051

The Mortgage Servicing segment reported a net loss of $15.0 million for the three months ended March 31, 2014, compared to a loss of $25.6 million for the three months ended March 31, 2013, primarily due to decreases in representation and warrant reserve - change in estimate and asset resolution expense, partially offset by an increase in corporate overhead and direct operating allocations. The decrease in the representation and warranty reserve - change in estimate for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to a lower level of charge-offs.

Noninterest expense decreased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to a decrease in compensation and benefits and a decrease in asset resolution. Compensation and benefits decreased to $3.7 million for the three months ended March 31, 2014, as compared to $8.5 million for the three months ended March 31, 2013, primarily due to a reduction in workforce. Asset resolution expense decreased to $10.8 million for the three months ended March 31, 2014, as compared to $19.1 million for the three months ended March 31, 2013, as a result of a reduction in foreclosure expenses. During the three months ended March 31, 2014, other noninterest expense increased to $16.7 million, as compared to income of $1.6 million for the three months ended March 31, 2013, primarily due to corporate overhead and direct operating allocations.

The following table indicates the breakdown of our loan sales/securitizations for the period as indicated.

	Three Months Ended March 31,
	2014 Principal Sold %	2013 Principal Sold %
Agency securitizations	99.4%	99.0%
Whole loan sales	0.6%	1.0%
Total	100.0%	100.0%

Upon our sale of mortgage loans, we may retain the servicing of the mortgage loans. When we do so, the MSRs are held by the Other segment, which receives a servicing fee equal to a specified percentage of the outstanding principal balance of the loans. The Other segment may also be entitled to receive additional servicing compensation, such as late payment fees and earn additional income through the use of noninterest bearing escrows. The Other segment pays a fee to the Mortgage Servicing segment for the servicing provided on the MSRs held by the Other segment.

The Mortgage Servicing segment primarily services mortgage loans for others. Servicing of residential mortgage loans for third parties generates fee income and represents a significant business activity. At March 31, 2014 and December 31, 2013, we serviced portfolios of mortgage loans of $29.0 billion and $25.7 billion, respectively. We had a total average balance of serviced mortgage loans of $27.9 billion for the three months ended March 31, 2014 and $79.0 billion for the three months ended March 31, 2013, which generated revenue of $24.3 million and $54.3 million, respectively.

The Mortgage Servicing segment also began subservicing mortgage loans for others in the fourth quarter 2013. Subservicing residential mortgage loans for third parties generates fee income. At March 31, 2014 and December 31, 2013, we subserviced portfolios of mortgage loans of $39.6 billion and $40.4 billion, respectively. We had a total average balance of subserviced mortgage loans of $39.9 billion, which generated gross revenue of $6.0 million, during the three months ended March 31, 2014.

The following table presents the unpaid principal balance (net of write downs) of residential loans serviced and the number of accounts associated with those loans.

	March 31, 2014		December 31, 2013
	Amount	Number of accounts	Amount	Number of accounts
Residential loan servicing
Serviced for own loan portfolio (1)	$4,481,592	28,072	$4,375,009	28,069
Serviced for others	28,998,897	146,339	25,743,396	131,413
Subserviced for other (2)	39,554,373	195,448	40,431,867	198,256
Total residential loans serviced for others (2)	$73,034,862	369,859	$70,550,272	357,738

(1)	Includes both loans held-for-investment (residential first mortgage, second mortgage and HELOC) and loans held-for-sale (residential first mortgage).

(2)	Does not include temporary short-term subservicing performed as a result of some sales of servicing.

Community Banking

Our Community Banking segment consists primarily of four groups: Branch Banking, Commercial and Business Banking, Warehouse Lending and Held-for-Investment Portfolio. The groups within the Community Banking segment originate consumer loans, commercial loans and warehouse loans, accept consumer, business and governmental deposits, offer investments and insurance services, liquidity management products and capital markets services. The liquidity management products include customized treasury management solutions and international wire services. Capital market services that allow for risk mitigation are offered through interest rate swap products. At March 31, 2014, Branch Banking included 106 banking centers located throughout Michigan. During the first quarter 2014, we relocated one and closed five banking centers to better align the branch structure with the Company's focus on key market areas and to improve banking center efficiencies. Commercial and Business Banking includes relationship and portfolio managers throughout Michigan's major markets. Warehouse Lending offers lines of credit to other mortgage lenders, allowing those lenders to fund the closing of residential first mortgage loans.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Net interest income	$34,719	$43,151
Provision for loan losses	(112,321)	(20,415)
Deposit fees and charges	4,763	5,147
Other noninterest (loss) income	(20,406)	4,852
Compensation and benefits	(15,536)	(18,764)
Federal insurance premiums	(3,415)	(6,867)
Other noninterest expense	(24,908)	(26,944)
Net loss	$(137,104)	$(19,840)
Average balances
Total loans held-for-sale	$77,935	$622,197
Total loans held-for-investment	3,863,895	4,827,542
Total assets	3,927,294	5,439,939
Total interest-bearing deposits	5,230,154	6,915,974

During the three months ended March 31, 2014, the Community Banking segment reported an increase in net loss, as compared to the three months ended March 31, 2013, primarily due to an increase in provision for loan losses and a decrease in noninterest income, partially offset by a decrease in noninterest expenses.

Net interest income decreased during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, as a result of lower average warehouse loans and residential first mortgage held-for-investment loans. The provision for loan losses increased to $112.3 million during the three months ended March 31, 2014, as compared to $20.4 million during the three months ended March 31, 2013, primarily driven by two changes in estimates: the evaluation of current data related to the loss emergence period and the evaluation of the enhanced risk associated with payment resets relating to the interest-only loans.

Noninterest income decreased during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to an adjustment to the originally recorded fair value of performing repurchased loans caused by liquidity risk which will not repeat.

Noninterest expense decreased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to decreases in compensation and benefits and federal insurance premiums.

Loans held-for-investment

Residential first mortgage loans. At March 31, 2014, most of our held-for-investment residential first mortgage loans had been originated in 2008 or prior years with underwriting criteria that varied by product and with the standards in place at the time of origination. Loans originated after 2008 are loans that generally satisfy specific criteria for sale into securitization pools insured by the Agencies or were repurchased from the Agencies subsequent to such sales. During the three months ended March 31, 2014, we originated $224.7 million of amortizing jumbo adjustable-rate mortgages (adjustable-rate mortgages with loan balances above the Agencies limits) for our held-for-investment portfolio.

At March 31, 2014, the largest geographic concentrations of our residential first mortgage loans in our held-for-investment portfolio were in California, Florida and Michigan, which represented 52.4 percent.

The following table identifies our held-for-investment mortgages by major category, at March 31, 2014 and December 31, 2013.

	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
March 31, 2014	(Dollars in thousands)
Residential first mortgage loans
Amortizing	$1,299,582	4.02%	707	697	298	76.5%	77.0%
Interest only	1,016,984	3.71%	725	734	262	74.5%	81.3%
Option ARMs	35,357	2.93%	718	710	292	69.3%	90.2%
Subprime (4)	2,994	8.19%	627	640	278	71.2%	90.6%
Total residential first mortgage loans	$2,354,917	3.88%	715	713	282	75.5%	79.1%

December 31, 2013
Residential first mortgage loans
Amortizing	$1,392,778	4.03%	707	695	302	75.3%	78.9%
Interest only	1,051,157	3.76%	724	733	264	74.6%	83.7%
Option ARMs	37,159	2.94%	717	708	297	69.2%	92.0%
Subprime (4)	3,230	8.16%	628	643	282	70.2%	92.0%
Total residential first mortgage loans	$2,484,324	3.90%	714	711	286	74.9%	81.2%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the three months ended March 31, 2014.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2013.

(4)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

The following table identifies our held-for-investment mortgages by major category, at March 31, 2014.

March 31, 2014	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
	(Dollars in thousands)
Residential first mortgage loans
Amortizing
3/1 ARM	$122,801	3.27%	691	701	252	79.9%	75.0%
5/1 ARM	335,442	3.46%	721	731	274	73.4%	68.4%
7/1 ARM	90,892	3.75%	755	762	341	71.2%	69.5%
Other ARM	51,806	3.16%	677	689	243	83.2%	71.7%
Fixed mortgage loans (4)	698,641	4.53%	699	672	316	77.6%	83.0%
Total amortizing	1,299,582	4.02%	707	697	298	76.5%	77.1%
Interest only
3/1 ARM	167,464	3.42%	722	726	256	74.5%	80.2%
5/1 ARM	645,489	3.24%	724	737	258	75.0%	80.0%
7/1 ARM	35,727	5.15%	729	730	279	74.6%	91.2%
Other ARM	48,371	3.21%	737	743	286	70.8%	73.1%
Other interest only	119,933	6.45%	729	725	277	74.1%	91.1%
Total interest only	1,016,984	3.71%	725	734	262	74.6%	81.3%
Option ARMs	35,357	2.93%	718	710	292	69.3%	90.2%
Subprime (5)
3/1 ARM	48	10.30%	685	734	259	95.0%	67.0%
Other ARM	72	9.75%	572	593	267	90.0%	78.9%
Other subprime	2,874	8.11%	628	640	279	70.4%	91.3%
Total subprime	2,994	8.19%	627	640	278	71.2%	90.7%
Total residential first mortgage loans	$2,354,917	3.88%	715	713	282	75.6%	79.1%
Second mortgage loans (6) (7)	$165,150	7.01%	729	729	114	20.7%	20.5%
HELOC loans (6) (7)	$273,085	5.56%	728	728	48	26.2%	26.4%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the three months ended March 31, 2014.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2013.

(4)	Includes substantially fixed rate mortgage loans.

(5)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

(6)	Reflects lower LTV only as to second liens because information regarding the first liens is not available.

(7)	Includes $61.5 million and $150.6 million of second mortgage and HELOC loans, respectively, that are accounted for under the fair value option at March 31, 2014.

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

Set forth below are the accumulated amounts of interest income arising from the net negative amortization portion of loans during the three months ended March 31, 2014 and 2013.

	Unpaid Principal Balance of Loans in Negative Amortization At Year-End (1)	Amount of Net Negative Amortization Accumulated as Interest Income During Period
	(Dollars in thousands)
2014	$22,226	$2,314
2013	$26,875	$2,553
2012	$54,898	$5,340

(1)	Unpaid principal balance (net of write downs) does not include premiums or discounts.

Set forth below are the frequencies at which the interest rate on ARM loans outstanding at March 31, 2014, will reset.

Reset frequency	# of Loans	Balance	% of the Total
	(Dollars in thousands)
Monthly	98	$18,605	1.2%
Semi-annually	2,916	892,403	58.2%
Annually	2,436	347,655	22.7%
No reset — nonperforming loans	1,077	274,805	17.9%
Total	6,527	$1,533,468	100.0%

Set forth below as of March 31, 2014, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period and nonperforming loans do not reset while in the nonperforming status. Accordingly, the table below may include the same loans in more than one period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in thousands)
2014 (1)	N/A	$525,571	$560,066	$548,827
2015	555,520	570,778	579,781	563,667
2016	567,986	579,686	587,615	571,635
Later years (2)	627,191	627,495	652,158	626,248

(1)	Reflect loans that have reset through March 31, 2014.

(2)	Later years reflect one reset period per loan.

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

Set forth below is a table describing the characteristics of the interest-only mortgage loans in our held-for-investment mortgage portfolio at March 31, 2014, by year of origination.

Year of Origination	2004 and Prior	2005	2006	2007	Post 2008	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$335,034	$351,814	$64,963	$246,791	$18,382	$1,016,984
Average note rate	3.34%	3.36%	3.59%	4.77%	3.44%	3.71%
Average original FICO score	719	728	727	724	757	725
Average current FICO score (2)	731	740	726	730	752	734
Average original LTV ratio	74.9%	75.0%	74.6%	74.3%	62.3%	74.6%
Housing Price Index LTV, as recalculated (3)	71.1%	83.7%	90.2%	91.6%	52.9%	81.3%
Underwritten with low or stated income documentation	28.0%	32.0%	46.0%	51.0%	2.0%	36.0%

(1)	Unpaid principal balance (net of write downs) does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the three months ended March 31, 2014.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level FHFA data as of December 31, 2013.

Set forth below is a table describing the amortization date and payment shock of current interest only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at March 31, 2014.

	2014	2015	2016	2017	Thereafter	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$266,212	$351,265	$57,384	$271,559	$21,212	$967,632
Weighted average rate	3.38%	3.35%	3.36%	4.41%	3.17%	3.53%
Average original monthly payment per loan (dollars)	$1,358	$1,398	$1,635	$2,685	$425	$1,539
Average current monthly payment per loan (dollars)	$1,038	$785	$855	$1,921	$241	$1,009
Average amortizing payment per loan (dollars)	$1,750	$1,601	$1,719	$3,154	$463	$1,819
Loan count	870	1,255	192	547	279	3,143
Payment shock (dollars)	$712	$816	$864	$1,233	$222	$810
Payment shock (percent)	68.6%	103.9%	101.1%	64.2%	92.4%	80.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

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

Home Equity Line of Credit loans. Current HELOC guidelines and pricing parameters have been established to attract high credit quality loans with long term profitability. The minimum FICO is 680, maximum CLTV is 80 percent, and the maximum debt-to-income ratio is 45 percent. For HELOC loans originated in 2009 and prior, the majority were closed in conjunction with the closing of related first mortgage loans originations. Documentation requirements for HELOC applications were generally the same as those required of borrowers for the first mortgage loans originated by us, and debt-to-income ratios were capped at 50 percent. For HELOCs closed in conjunction with the closing of a first mortgage loan that was not being originated by us, our debt-to-income ratio requirements were capped at 40 percent to 45 percent and the LTV was capped at 80 percent. The qualifying payment varied over time and included terms such as either 0.75 percent of the line amount or the interest only payment due on the full line based on the current rate plus 0.5 percent. HELOCs were available in conjunction with primary residence transactions that required full documentation, and the borrower was allowed a CLTV ratio of up to 100 percent. For similar loans that also contained higher risk elements, we limited the maximum CLTV to 90 percent. FICO floors ranged from 620 to 720. The HELOC terms called for monthly interest only payments with a balloon principal payment due at the end of 10 years. At times, initial teaser rates were offered for the first three months.

Commercial loans held-for-investment. Our Commercial and Business Banking group includes relationship and portfolio managers throughout Michigan's major markets. Our commercial loans held-for-investment totaled $789.4 million at March 31, 2014 and $626.4 million at December 31, 2013, and consists of three loan types: commercial real estate, commercial and industrial and commercial lease financing, each of which is discussed in more detail below. During the three months ended March 31, 2014, we originated $154.7 million in commercial loans, compared to $66.2 million during the three months ended March 31, 2013. The following table identifies the commercial loan held-for-investment portfolio by loan type and selected criteria at March 31, 2014 and December 31, 2013.

Commercial Loans Held-for-Investment
March 31, 2014	Balance	Average Note Rate	Loan on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$158,408	5.3%	$1,766
Adjustable rate	355,817	3.0%	—
Total commercial real estate loans	514,225		$1,766
Net deferred fees and other	(1,231)
Total commercial real estate loans	$512,994
Commercial and industrial loans:
Fixed rate	$11,196	4.5%	$—
Adjustable rate	259,844	2.8%	—
Total commercial and industrial loans	271,040		$—
Net deferred fees and other	(4,864)
Total commercial and industrial loans	$266,176
Commercial lease financing loans:
Fixed rate	$10,374	3.5%	$—
Net deferred fees and other	(194)
Total commercial lease financing loans	$10,180
Total commercial loans:
Fixed rate	$179,978	5.1%	$1,766
Adjustable rate	615,661	2.9%	—
Total commercial loans	795,639		$1,766
Net deferred fees and other	(6,289)
Total commercial loans	$789,350

Commercial Loans Held-for-Investment
December 31, 2013	Balance	Average Note Rate	Loan on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$172,598	5.4%	$1,500
Adjustable rate	237,071	3.0%	—
Total commercial real estate loans	409,669		$1,500
Net deferred fees and other	(799)
Total commercial real estate loans	$408,870
Commercial and industrial loans:
Fixed rate	$12,782	4.3%	$—
Adjustable rate	195,500	2.7%	—
Total commercial and industrial loans	208,282		$—
Net deferred fees and other	(1,095)
Total commercial and industrial loans	$207,187
Commercial lease financing loans:
Fixed rate	$10,613	3.5%	$—
Net deferred fees and other	(272)
Total commercial lease financing loans	$10,341
Total commercial loans:
Fixed rate	$195,993	5.2%	$1,500
Adjustable rate	432,571	2.9%	—
Total commercial loans	628,564		$1,500
Net deferred fees and other	(2,166)
Total commercial loans	$626,398

The following table sets forth the unpaid principal balance (net of write downs) of our commercial loan held-for-investment portfolio at March 31, 2014 by year of origination.

Year of Origination	2010 and Prior	2011	2012	2013	2014	Total
	(Dollars in thousands)
Commercial real estate	$188,836	$12,866	$69,639	$125,557	$117,327	$514,225
Commercial and industrial	1,166	30,173	36,328	136,386	66,987	271,040
Commercial lease financing	—	—	10,374	—	—	10,374
Total	$190,002	$43,039	$116,341	$261,943	$184,314	$795,639

The average loan balance in our total commercial held-for-investment loan portfolio was $0.1 million for the three months ended March 31, 2014, with the largest loan being $38.9 million. There are approximately 36 loans with more than $5.0 million of unpaid principal balance (net of write downs) and those loans comprised approximately $365.2 million, or 45.9 percent, of the total commercial held-for-investment loan portfolio in the aggregate.

Commercial real estate loans. Our commercial real estate held-for-investment loan portfolio is comprised of loans that are collateralized by real estate properties intended to be income-producing in the normal course of business.

The following table discloses our total unpaid principal balance (net of write downs) of commercial real estate held-for-investment loans by geographic concentration.

	March 31, 2014
State	Percent	Amount (1)
	(Dollars in thousands)
Michigan	79.9%	$411,793
California	4.6%	23,612
Georgia	4.1%	20,837
Florida	3.0%	15,462
Other	8.4%	42,521
Total	100.0%	$514,225

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

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

Warehouse lending. We also continue to offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or drawdown on the line is collateralized by the residential first mortgage loan being funded. During the three months ended March 31, 2014, we subsequently acquired approximately 78.3 percent of residential first mortgage loans funded through the warehouse lines. Underlying mortgage loans are predominately originated using Agencies underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more principal officers of the borrower. The aggregate committed amount of adjustable rate warehouse lines of credit granted to other mortgage lenders at March 31, 2014 was $1.8 billion, of which $0.4 billion was outstanding and bearing an average interest rate of 4.8 percent, compared to $2.1 billion committed at December 31, 2013, of which $0.4 billion was outstanding and bearing an average interest rate of 5.0 percent. The levels of outstanding balances of such warehouse lines are generally correlated to the level of our overall production levels because many of our correspondents (from whom we purchase mortgage loans) are also warehouse lending customers. During the three months ended March 31, 2014, our warehouse lines funded 57.5 percent of the loans in our correspondent channel, as compared to 58.0 percent during the three months ended March 31, 2013. There were 296 warehouse lines of credit to other mortgage lenders with an average size of $6.0 million at March 31, 2014, compared to 298 warehouse lines of credit with an average size of $6.9 million at December 31, 2013. We had no warehouse lines on non-accrual status at March 31, 2014 and December 31, 2013.

Other

The Other segment includes treasury functions, income and expense impact of equity and cash, the effect of eliminations of transactions between segments, tax benefits not assigned to specific operating segments, the funding revenue associated with stockholders' equity, and charges or credits of an unusual or infrequent nature that are not reflective of the normal operations of the operating segments and miscellaneous other expenses of a corporate nature. The treasury functions include administering the investment portfolio, balance sheet funding, interest rate risk management and MSR asset valuation, hedging and sales into the secondary market.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Net interest income	$5,944	$(21,166)
Loan administration	8,976	9,067
Net transaction costs on sales of mortgage servicing rights	3,583	(4,219)
Other noninterest income	3,810	3,630
Noninterest expense	(6,410)	(9,434)
Income (loss) before taxes	15,903	(22,122)
Benefit for income taxes	39,996	—
Net income (loss)	$55,899	$(22,122)
Average balances
Total investment securities available-for-sale or trading	$1,173,304	$348,525
Total assets	2,602,305	3,101,408
Total debt	1,133,305	3,352,991

Net interest income includes the impact of administering our investment securities portfolios, debt, and the net impact of derivatives used to hedge interest rate sensitivity. Noninterest income includes loan administration income from MSRs net of a fee to the Mortgage Servicing segment to service the loan and the impact of hedging (see Note 9 of the Notes to the Consolidated Financial Statements, herein, for additional information regarding MSRs), gains or losses on the sale of MSRs, trading asset gains or losses and other treasury related items. Noninterest income also includes insurance income and miscellaneous fee income not allocated to other operating segments. Noninterest expense includes treasury operating expenses, certain corporate administrative and other miscellaneous expenses not allocated to other operating segments. The provision for income taxes is not allocated to the operating segments as new corporate income tax liability will not occur until after the utilization of the existing deferred tax assets.

For the three months ended March 31, 2014, the Other segment net income increased by $78.0 million, as compared to the three months ended March 31, 2013. The increase was primarily due to a $40.0 million income tax benefit, a $27.1 million increase in net interest income and a $7.9 million increase in noninterest income. Net interest income increased during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the fourth quarter 2013 prepayment of Federal Home Loan Bank advances. Noninterest income increased by $7.9 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to net transaction costs on the sales of MSRs.

Analysis of Items on Statements of Financial Condition

Assets

Interest-earning deposits. Interest-earning deposits, on which we earn a minimal interest rate, decreased $1.0 billion at March 31, 2014 compared to December 31, 2013, primarily the result of the Company continuing to invest excess cash into higher-yielding liquid securities and focus on reserve requirements.

Investment securities available-for-sale. Investment securities available-for-sale comprised of U.S. government sponsored agencies and municipal obligations, increased from $1.0 billion at December 31, 2013, to $1.2 billion at March 31, 2014. The increase was primarily due to the purchase of $200.0 million in U.S. government sponsored agencies during the three months ended March 31, 2014. The investment securities available-for-sale were purchased as part of our strategy to redeploy a portion of our liquid cash into higher yielding, yet very liquid, investment alternatives. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Loans held-for-sale. Essentially all of our mortgage loans produced are sold into the secondary market on a whole loan basis or by securitizing the loans into securities. At March 31, 2014, we held loans held-for-sale of $1.7 billion, which was an increase of $0.2 billion from $1.5 billion held at December 31, 2013. The increase in the balance of loans held-for-sale was primarily due to loan originations exceeding loan sales during the three months ended March 31, 2014. For further information on loans held-for-sale, see Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Loans repurchased with government guarantees. Pursuant to Ginnie Mae servicing guidelines, we have the unilateral option to repurchase certain delinquent loans securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, we must treat the loans as having been repurchased and recognize the loans on the Consolidated Statements of Financial Condition, and also recognize a corresponding deemed liability for a similar amount. If the loans are actually repurchased, we eliminate the corresponding liability. At March 31, 2014, the amount of such loans actually repurchased totaled $1.3 billion and were classified as loans repurchased with government guarantees and the loans which we have not yet repurchased but had the unilateral right to repurchase totaled $15.8 million and were classified as loans held-for-sale. At December 31, 2013, the amount of such loans actually repurchased totaled $1.3 billion and were classified as loans repurchased with government guarantees, and those loans which we have not yet repurchased but had the unilateral right to repurchase totaled $20.8 million and were classified as loans held-for-sale.

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

Loans held-for-investment. Our largest category of earning assets consists of loans held-for-investment. Loans held-for-investment consist of residential first mortgage loans that are not held for resale (usually shorter duration and adjustable rate loans and second mortgages), warehouse loans to other mortgage lenders, HELOC, other consumer loans, commercial real estate loans, commercial and industrial loans and commercial lease financing loans. Loans held-for-investment decreased from $4.1 billion at December 31, 2013, to $4.0 billion at March 31, 2014, primarily due to a decrease in residential first mortgage loans from $2.5 billion at December 31, 2013, to $2.3 billion at March 31, 2014. The decrease during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to the sale of non-performing and TDR loans, the transfer of jumbo loans to loans available-for-sale and an adjustment to the originally recorded fair value of performing repurchased loans, primarily caused by liquidity risk which will not repeat. This decrease was partially offset by increases in commercial real estate loans, which increased to $513.0 million at March 31, 2014 from $408.9 million at December 31, 2013 and commercial and industrial loans, which increased to $266.2 million at March 31, 2014 from $207.2 million at December 31, 2013.

During the three months ended March 31, 2014, we sold nonperforming and TDR residential first mortgage loans with a carrying value in the amount of $25.6 million.

During the three months ended March 31, 2014, residential first mortgage jumbo loans with a carrying value in the amount of $254.1 million were transferred to loans available-for-sale and subsequently sold during the second quarter 2014.

Loans held-for-investment includes $233.9 million and $238.3 million of loans valued under the fair value option at March 31, 2014 and December 31, 2013, respectively.

For information relating to the concentration of credit of our loans held for investment, see Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement, herein.

Quality of Earning Assets

Management considers a number of qualitative and quantitative factors in assessing the level of its collectively evaluated reserves and individually evaluated reserves. See the section captioned "Allowance for Loan Losses" in this discussion. As illustrated in the tables following, trends in certain credit quality characteristics such as nonperforming loans and delinquency statistics have recently stabilized or even begun to show signs of improvement. This is predominantly a result of the run off of the legacy portfolios combined with the addition of new commercial loans with strong credit characteristics

The following table sets forth certain information about our nonperforming assets as of the end of each of the last five quarters.

NONPERFORMING LOANS AND ASSETS

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Dollars in thousands)
Nonperforming loans held-for-investment (1)	$84,387	$98,976	$94,062	$161,725	$223,388
Nonperforming TDRs	11,645	25,808	21,104	24,025	56,498
Nonperforming TDRs at inception but performing for less than six months	14,717	20,901	23,638	72,186	89,417
Total nonperforming loans held-for-investment	110,749	145,685	138,804	257,936	369,303
Real estate and other nonperforming assets, net	31,076	36,636	66,530	86,382	114,356
Nonperforming assets held-for-investment, net	$141,825	$182,321	$205,334	$344,318	$483,659
Ratio of nonperforming assets to total assets (bank only)	1.49%	1.95%	1.74%	2.71%	3.70%
Ratio of nonperforming loans held-for-investment to loans held-for-investment	2.76%	3.59%	3.46%	5.74%	7.79%
Ratio of allowance to nonperforming loans held-for-investment (1)	286.9%	145.9%	152.6%	94.2%	78.5%
Ratio of allowance for loan losses to loans held-for-investment (1)	8.11%	5.42%	5.50%	5.75%	6.11%
Ratio of net charge-offs to average loans held-for-investment (annualized) (1)	1.36%	1.53%	3.18%	6.96%	2.93%
Ratio of nonperforming assets to loans held-for-investment and repossessed assets	3.50%	4.46%	5.03%	7.52%	9.96%

(1)	Excludes loans carried under the fair value option.

The following table sets forth the activity for unpaid principal balance (net of write downs), which does not include premiums or discounts, of nonperforming commercial assets, primarily commercial real estate and commercial and industrial loans.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Beginning balance	$12,940	$139,128
Additions	(926)	48,619
Principal payments	(232)	(35,236)
Sales	(3,764)	(23,215)
Charge-offs, net of recoveries	1,191	(11,356)
Valuation write-downs	—	(1,154)
Ending balance	$9,209	$116,786

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

At March 31, 2014, we had $177.7 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $110.7 million of loans were nonperforming held-for-investment. At December 31, 2013, we had $207.4 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $145.7 million of loans were nonperforming held-for-investment. The decrease from December 31, 2013 to March 31, 2014 was primarily due to a sale of nonperforming and TDR residential first mortgages. During the three months ended March 31, 2014, we sold nonperforming and TDR residential first mortgages with carrying value in the amount of $25.6 million.

Consumer loans. As of March 31, 2014, nonperforming consumer loans totaled $109.0 million, a decrease from $144.2 million at December 31, 2013, primarily due to a sale of non-performing and TDR residential first mortgage loans completed during the three months ended March 31, 2014. Net charge-offs in consumer loans totaled $13.5 million for the three months ended March 31, 2014, compared to $24.1 million for the three months ended March 31, 2013, respectively, primarily due to lower levels of nonperforming loans and improving property values thereby reducing the level of write-downs.

Commercial loans. As of March 31, 2014, nonperforming commercial loans totaled $1.8 million, an increase of from $1.5 million at December 31, 2013. Net charge-offs in commercial loans totaled $1.2 million in recoveries for the three months ended March 31, 2014, which was a decrease from $11.3 million in charge-offs for the three months ended March 31, 2013, primarily due to lower levels of nonperforming loans and legacy portfolio requiring charge-offs due to discounted pay-offs and sales.

Troubled debt restructurings (held-for-investment)

Troubled debt restructurings ("TDRs") are modified loans in which a concession not otherwise available is provided to a borrower experiencing financial difficulties. Our ongoing loan modification efforts to assist homeowners and other borrowers continued to increase our overall balance of TDRs. Nonperforming TDRs were 23.8 percent and 32.1 percent of total nonperforming loans at March 31, 2014 and December 31, 2013, respectively.

TDRs can be classified as either performing or nonperforming. Nonperforming TDRs are included in non-accrual loans and performing TDRs are excluded from non-accrual loans because it is probable that all contractual principal and interest due under the restructured terms will be collected. Within consumer nonperforming loans, residential first mortgage TDRs were 22.2 percent of residential first mortgage nonperforming loans at March 31, 2014, compared to 31.7 percent at December 31, 2013. The level of modifications that were determined to be TDRs in these portfolios is expected to result in elevated nonperforming loan levels for longer periods, because TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms, or ultimate resolution occurs. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments. Although many of the TDRs continue to be performing, we have increased our reserve on TDRs, which also increased the allowance for loan losses.

	TDRs Held-for-Investment
	Performing	Nonperforming	Total
	(Dollars in thousands)
March 31, 2014
Consumer loans (1)	$374,277	$26,362	$400,639
Commercial loans (2)	446	—	446
Total TDRs	$374,723	$26,362	$401,085
December 31, 2013
Consumer loans (1)	$382,529	$46,709	$429,238
Commercial loans (2)	456	—	456
Total TDRs	$382,985	$46,709	$429,694

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $84.7 million and $82.3 million at March 31, 2014 and December 31, 2013, respectively.

(2)
Commercial loans include: commercial real estate, commercial and industrial and commercial lease financing loans. The allowance for loan losses on commercial TDR loans was zero at both March 31, 2014 and December 31, 2013, respectively.

The following table sets forth the activity during each of the periods presented with respect to performing TDRs and nonperforming TDRs.

	TDRs Held-for-Investment
	Three Months Ended March 31,
	2014	2013
Performing	(Dollars in thousands)
Beginning balance	$382,985	$589,762
Additions	5,674	11,771
Transfer to nonperforming TDR	(5,823)	(14,678)
Transfer from nonperforming TDR	2,203	23,527
Principal repayments	(1,556)	(9,079)
Reductions (1)	(8,760)	(3,262)
Ending balance	$374,723	$598,041
Nonperforming
Beginning balance	$46,709	$145,244
Additions	4,201	21,097
Transfer from performing TDR	5,823	14,678
Transfer to performing TDR	(2,203)	(23,527)
Principal repayments	(99)	(8,122)
Reductions (1)	(28,069)	(3,455)
Ending balance	$26,362	$145,915

(1)	Includes loans paid in full or otherwise settled, sold or charged off.

The following table sets forth information regarding past due loans at the dates listed. At March 31, 2014, 90.0 percent of all past due loans were loans in which we had a first lien position on residential real estate, compared to 90.0 percent at December 31, 2013.

Days Past Due	March 31, 2014	December 31, 2013
	(Dollars in thousands)
30 – 59 days
Consumer loans
Residential first mortgage (1)	$44,141	$36,526
Second mortgage (1)	1,128	1,997
HELOC (1)	3,722	2,197
Other	310	293
Commercial loans
Commercial real estate (1)	2,130	—
Total 30-59 days past due	51,431	41,013
60 – 89 days
Consumer loans
Residential first mortgage (1)	14,409	19,096
Second mortgage (1)	378	271
HELOC (1)	576	1,238
Other	134	127
Total 60-89 days past due	15,497	20,732
90 days or greater
Consumer loans
Residential first mortgage (1)	101,346	134,340
Second mortgage (1)	2,805	2,820
HELOC (1)	4,668	6,826
Other	164	199
Commercial loans
Commercial real estate (1)	1,766	1,500
Total 90 days or greater past due	110,749	145,685
Total past due loans (2)	$177,677	$207,430

(1)	Includes loans that are secured by real estate.

(2)	Includes loans carried under the fair value option of $7.1 million and $4.0 million at March 31, 2014 and December 31, 2013, respectively.

The following table sets forth information regarding nonperforming loans (i.e., greater than 90 days past due loans) as to which we have ceased accruing interest.

	March 31, 2014
	Investment Loan Portfolio	Non- Accrual Loans	As a % of Loan Specified Portfolio	As a % of Non- Accrual Loans
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,348,691	$101,346	4.3%	91.6%
Second mortgage	164,627	2,805	1.7%	2.5%
Warehouse lending	408,874	—	—%	—%
HELOC	273,454	4,668	1.7%	4.2%
Other consumer	34,875	164	0.5%	0.1%
Total consumer loans	3,230,521	108,983	3.4%	98.4%
Commercial loans
Commercial real estate	512,994	1,766	0.3%	1.6%
Commercial and industrial	266,176	—	—%	—%
Commercial lease financing	10,180	—	—%	—%
Total commercial loans	789,350	1,766	0.2%	1.6%
Total loans (1)	$4,019,871	$110,749	2.8%	100.0%
Less allowance for loan losses	(307,000)
Total loans held-for-investment, net	$3,712,871

(1)	Includes $3.7 million of non-accrual loans carried under the fair value option at March 31, 2014.

The following table sets forth the performing and nonperforming (i.e., greater than 90 days past due loans) residential first mortgage loans by year of origination (i.e., vintage) and the total amount of unpaid principal balance (net of write downs) loans outstanding at March 31, 2014.

	March 31, 2014
Vintage	Performing Loans	Non-Accrual Loans	Unpaid Principal Balance (1)
	(Dollars in thousands)
Pre-2006	$1,121,445	$26,874	$1,148,319
2006	190,973	10,086	201,059
2007	613,029	40,184	653,213
2008	76,711	18,648	95,359
2009	38,282	3,397	41,679
2010	19,893	1,130	21,023
2011	26,988	780	27,768
2012	26,705	80	26,785
2013	47,966	167	48,133
2014	91,579	—	91,579
Total loans	$2,253,571	$101,346	$2,354,917
Net deferred fees and other			(6,226)
Total residential first mortgage loans			$2,348,691

(1)	Unpaid principal balance, net of write downs, does not include net deferred fees, premiums or discounts and other.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses that are inherent in our loans held-for-investment portfolio but which have not yet been realized as of the date of the Consolidated Financial Statements, in Item 1. Financial Statements, herein. The consumer loan portfolio includes residential first mortgages, second mortgages, warehouse lending, HELOC and other consumer loans. The commercial loan portfolio includes commercial real estate, commercial and industrial, and commercial lease financing loans.

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

The allowance for loan losses for consumer loans, other than those that have been identified for individual evaluation for impairment, is determined on a loan pool basis utilizing forecasted losses that represent management’s best estimate of inherent loss. Loans are pooled by loan types with similar risk characteristics. We utilize a historical loss model for each pool. Management evaluates the results of the allowance for loan loss model and makes qualitative adjustments to the results of the model when it is determined that model results do not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors.
Our allowance for loan losses considers the probable loss inherent in the portfolio both before and after the payment reset date. Prior to December 31, 2013, we had experienced an insignificant volume of resets. The first significant volume of resets occurred during the three months ended March 31, 2014 and in the first half of April 2014. Data we reviewed from those periods, as well as data we reviewed for the 15-months ended March 31, 2014, indicated that delinquency was estimated at December 31, 2013. Additionally, loans that have recently reset or are expected to reset in the near future are refinancing at levels below what was previously estimated, which we believe may indicate an increase in future delinquency and charge-off. Based on our review of these initial indicators, we increased our allowance for loan losses based on our qualitative analysis of the recent data. The allowance for loan losses increased to $307.0 million at March 31, 2014 from $207.0 million at December 31, 2013, respectively. The portion of the allowance for loan losses related to certain interest-only included in our residential first mortgage and HELOC loan portfolios increased primarily due to the estimates of the average loss emergence period and reset risk to approximately $112.8 million at March 31, 2014 from $52.3 million at December 31, 2013.
The allowance for loan losses as a percentage of nonperforming loans increased to 286.9 percent at March 31, 2014 from 145.9 percent at December 31, 2013, which was primarily due to the sale of nonperforming and TDR loans and the increase in the allowance for loan losses (discussed above) during the three months ended March 31, 2014.

The allowance for loan losses as a percentage of loans held-for-investment increased to 8.11 percent as of March 31, 2014 from 5.42 percent as of December 31, 2013, primarily due to a slight decline in the average loans held-for-investment due to overall run-off of the portfolio and the increase in the allowance for loan losses (discussed above).

The allowance for loan losses is considered adequate based upon management's assessment of relevant factors, including the types and amounts of nonperforming loans, historical and current loss experience on such types of loans, and the current economic environment.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.

	March 31, 2014
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Percentage to Total Allowance
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,326,972	61.6%	$256,291	83.4%
Second mortgage	103,087	2.7%	13,455	4.4%
Warehouse lending	408,874	10.8%	1,465	0.5%
HELOC	122,859	3.2%	11,593	3.8%
Other	34,875	0.9%	1,438	0.5%
Total consumer loans	2,996,667	79.2%	284,242	92.6%
Commercial loans
Commercial real estate	512,994	13.5%	18,131	5.9%
Commercial and industrial	266,176	7.0%	4,477	1.5%
Commercial lease financing	10,180	0.3%	150	—%
Total commercial loans	789,350	20.8%	22,758	7.4%
Total consumer and commercial loans (1)	$3,786,017	100.0%	$307,000	100.0%
(1)     Excludes loans carried under the fair value option.

The following table sets forth the activity regarding our allowance for loan losses.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Beginning balance	$207,000	$305,000
Provision for loan losses	112,321	20,415
Charge-offs
Consumer loans
Residential first mortgage (1)	(10,863)	(25,692)
Second Mortgage	(1,068)	(1,955)
HELOC	(2,689)	(2,061)
Other consumer	(461)	(699)
Total consumer loans	(15,081)	(30,407)
Commercial loans
Commercial real estate	—	(13,162)
Total charge offs	(15,081)	(43,569)
Recoveries
Consumer loans
Residential first mortgage	1,116	5,353
Second mortgage	84	390
HELOC	49	105
Other consumer	320	454
Total consumer loans	1,569	6,302
Commercial loans
Commercial real estate	1,115	1,843
Commercial and industrial	29	9
Commercial lease financing	47	—
Total commercial loans	1,191	1,852
Total recoveries	2,760	8,154
Charge-offs, net of recoveries	(12,321)	(35,415)
Ending balance	$307,000	$290,000
Net charge-off ratio (1)	1.36%	2.93%
Net charge-off ratio, adjusted (1) (2)	1.11%	2.93%

(1)	Excludes loans carried under the fair value option.

(2)	Excludes charge-offs of $2.3 million related to the sale of non-performing and TDR loans during the three months ended March 31, 2014.

Mortgage servicing rights. At March 31, 2014, MSRs included residential MSRs at fair value amounting to $320.2 million, compared to $284.7 million at December 31, 2013. During the three months ended March 31, 2014 and 2013, we recorded additions to our MSRs of $51.0 million and $126.5 million, respectively, primarily due to loan sales or securitizations. Also, during the three months ended March 31, 2014, we reduced the amount of MSRs by $5.9 million related to bulk mortgage servicing sales, $4.9 million related to loans that paid off during the period and a decrease in the fair value of MSRs of $4.7 million resulting from a decrease in interest rates. During the three months ended March 31, 2013, we reduced the amount of MSRs by $94.4 million related to bulk mortgage servicing sales, $37.5 million related to loans that paid off during the period and an increase in the fair value of MSRs of $21.8 million resulting from the realization of expected cash flows and market driven changes, primarily as a result of increases in mortgage loan rates that led to an expected decrease in prepayment speeds. Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs included in Tier 1 capital. We reduced our MSR concentration during the fourth quarter 2013 which should result in a decrease of the exclusion to our allowable capital levels under Basel III. See Note 9 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein. Our ratio of MSRs to Tier 1 capital is 28.1 percent and 22.6 percent at March 31, 2014 and December 31, 2013, respectively. See "Use of Non-GAAP Financial Measures."

The principal balance of the loans underlying our total MSRs was $29.0 billion at March 31, 2014, compared to $25.7 billion at December 31, 2013, with the increase primarily attributable to loan origination activity and a decrease in mortgage servicing sales during the three months ended March 31, 2014.

For information relating to the mortgage servicing rights, see Note 9 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement, herein.

Repossessed assets. Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held-for-investment portfolio at the lower of cost or fair value, less disposal costs. Management decides whether to rehabilitate the property or sell it "as is" and whether to list the property with a broker. The $5.6 million decrease in repossessed assets from December 31, 2013 to March 31, 2014, was primarily due to $12.8 million in disposals exceeding the $7.2 million in additions for the three months ended March 31, 2014. In addition, during the three months ended, we had a non-performing loans sale, which reduced the balance of real estate owned assets.

The following table provides the activity for repossessed assets during each of the past five quarters.

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Dollars in thousands)
Beginning balance	$36,636	$66,530	$86,382	$114,356	$120,732
Additions	7,221	4,936	12,447	15,274	30,952
Disposals	(12,781)	(34,830)	(32,299)	(43,248)	(37,328)
Ending balance	$31,076	$36,636	$66,530	$86,382	$114,356

Federal Home Loan Bank stock. At March 31, 2014, holdings of Federal Home Loan Bank stock remained unchanged from $209.7 million at December 31, 2013. Once purchased, Federal Home Loan Bank shares must be held for five years before they can be redeemed. As a member of the Federal Home Loan Bank, we are required to hold shares of Federal Home Loan Bank stock in an amount equal to at least 1.0 percent of aggregate unpaid principal balance (net of write downs) of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0 percent of our Federal Home Loan Bank advances, whichever is greater.

Net deferred tax asset. At March 31, 2014, our net deferred tax assets were primarily attributable to U.S. net operating loss carryforwards. At March 31, 2014, our net deferred tax asset was $451.4 million, as compared to $414.7 million at December 31, 2013. The increase during the three months ended March 31, 2014, was primarily due to the increase in our allowance for loan losses, which increased from $207.0 million at December 31, 2013 to $307.0 million at March 31, 2014.

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

See Note 17 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Derivatives. We write and purchase interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated activity represented 100.0 percent of total interest rate swap contracts at March 31, 2014 and December 31, 2013. Customer-initiated trading derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts resulting in no net exposure to us, outside of counterparty performance. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. See Note 10 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

The following table provides derivative activity for the three months ended March 31, 2014 and 2013.

	Interest Rate Contracts (Notional Amount)
	Three Months Ended March 31,
	2014	2013
	( Dollars in thousands)
Beginning balance	$204,895	$202,492
Additions	112,146	5,943
Maturities/amortizations	(1,851)	(1,901)
Terminations	—	(71,853)
Ending balance	$315,190	$134,681

For information relating to derivatives, see Note 10 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Other assets. Other assets decreased $15.5 million from December 31, 2013 to March 31, 2014. This was primarily due to the reduction of advances on serviced for other loans due to mortgage servicing sales.

Accrued interest receivable, which is included in other assets, increased $3.2 million from December 31, 2013 to March 31, 2014. This was primarily due to our interest-earning assets increasing by $0.1 billion to $8.0 billion at March 31, 2014, as compared to $7.9 billion at December 31, 2013. The increase in interest-earning assets is primarily due to a $0.2 billion increase in held for sale loans as a result of higher loan production in the three months ended March 31, 2014. We typically collect interest in the month following the month in which it is earned.

Liabilities

Deposits. Our deposits consist of four primary categories: retail deposits, government deposits, wholesale deposits and company controlled deposits. Total deposit accounts increased $170.0 million, or 2.8 percent at March 31, 2014, from December 31, 2013, primarily due to growth in retail and government demand and savings deposits.

Our branch retail deposits increased $15.6 million at March 31, 2014, compared to December 31, 2013, primarily due to growth in demand and savings deposits.

We have continued to increase our core deposit accounts and improve our mix of deposits. The overall need for deposit funding has continued to decline in 2014, consistent with the slow-down in mortgage originations. This has allowed us to run-off higher costing deposits, as we continue to have success in bringing in core checking, savings and money market accounts.

We have focused on increasing our commercial retail deposits. Our commercial retail deposits have increased $24.7 million or 17.5 percent at March 31, 2014, compared to December 31, 2013.

We call on local governmental agencies, and other public units, as an additional source for deposit funding. These deposit accounts include $337.3 million of certificates of deposit with maturities typically less than one year and $393.9 million in checking and savings accounts at March 31, 2014.

We generate deposits from our retail banking network and no longer purchase wholesale deposits. Wholesale deposits continued to run-off during the three months ended March 31, 2014 and decreased by $8.4 million from December 31, 2013.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not currently bear interest.

We participate in the Certificates of Deposit Account Registry Service ("CDARS") program, through which certain customer certificates of deposit ("CD") are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50.0 million. At March 31, 2014, $314.4 million of total CDs were enrolled in the CDARS program, with $313.4 million originating from public entities and $14.2 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $64.1 million from public entities and $250.2 million from retail customers at March 31, 2014. We reduced our reliance on CDARS deposits at March 31, 2014, with total CDARS balances declining $21.5 million from December 31, 2013.

The composition of our deposits was as follows.

	March 31, 2014			December 31, 2013
	(Dollars in thousands)
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
Retail deposits
Branch retail deposits
Demand accounts	$700,241	0.08%	11.1%	$670,039	0.09%	10.9%
Savings accounts	2,918,277	0.52%	46.2%	2,849,644	0.46%	46.4%
Money market demand accounts	245,865	0.15%	3.9%	262,009	0.15%	4.3%
Certificates of deposit (1)	956,000	0.73%	15.1%	1,023,141	0.72%	16.7%
Total branch retail deposits	4,820,383	0.48%	76.3%	4,804,833	0.45%	78.3%
Commercial retail deposits
Demand accounts	111,405	0.01%	1.8%	93,515	0.01%	1.5%
Savings accounts	26,120	0.49%	0.4%	19,635	0.40%	0.3%
Money market demand accounts	25,160	0.54%	0.4%	25,095	0.54%	0.4%
Certificates of deposit (1)	3,241	0.53%	0.1%	2,988	0.41%	0.1%
Total commercial retail deposits	165,926	0.18%	2.7%	141,233	0.17%	2.3%
Total retail deposits	4,986,309	0.47%	79.0%	4,946,066	0.44%	80.6%
Government deposits
Demand accounts	142,970	0.38%	2.3%	104,466	0.26%	1.7%
Savings accounts	250,939	0.52%	4.0%	183,128	0.27%	3.0%
Certificates of deposit	337,283	0.39%	5.3%	314,804	0.38%	5.1%
Total government deposits (2)	731,192	0.43%	11.6%	602,398	0.33%	9.8%
Wholesale deposits	275	0.06%	—%	8,717	3.43%	0.1%
Company controlled deposits (3)	592,525	—%	9.4%	583,145	—%	9.5%
Total deposits (4)	$6,310,301	0.43%	100.0%	$6,140,326	0.39%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $0.8 billion at both March 31, 2014 and December 31, 2013, respectively.

(2)	Government deposits include funds from municipalities and schools.

(3)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $2.0 billion and $1.7 billion at March 31, 2014 and December 31, 2013, respectively.

Federal Home Loan Bank advances. Federal Home Loan Bank advances increased $137.0 million at March 31, 2014 from December 31, 2013. We rely upon advances from the Federal Home Loan Bank as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of Federal Home Loan Bank advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources.

For information relating to the Federal Home Loan Bank advances, see Note 11 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement, herein.

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

At March 31, 2014, long-term debt includes a fair value of $101.7 million in VIE long-term debt associated with HELOC securitizations which are consolidated in the Consolidated Financial Statements, in Item 1. Financial Statements herein. We acquired all remaining HELOC loans, the proceeds of which were used by the trust to repay outstanding debt.

For information relating to long-term debt, see Note 12 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement, herein.

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

Activity in the representation and warranty reserve during the last five quarters is provided in the table below.

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Dollar in thousands)
Beginning balance	$54,000	$174,000	$185,000	$185,000	$193,000
Provision for new loans sales	1,229	3,018	3,719	5,052	5,817
Provision adjustment for previous estimates	(1,672)	(15,425)	5,205	28,941	17,396
Charge-offs, net of recoveries	(5,557)	(107,593)	(19,924)	(33,993)	(31,213)
Ending balance	$48,000	$54,000	$174,000	$185,000	$185,000

A significant factor in the estimate of probable losses is the activity of the Agencies, including the number of loan files they review or intend to review, the number of subsequent repurchase demands made by the Agencies and the percentage of those repurchase demands that actually result in a repurchase by the Bank. The majority of our loan sales have been to Agencies, which are a significant source of our current repurchase demands. These demands were primarily concentrated in the pre-2009 origination years. The recent settlement agreements with the Fannie Mae and Freddie Mac related to loans sold prior to 2009 lowers our loss estimates going forward.

The following table summarizes the amount of quarterly Fannie Mae and Freddie Mac audit file review requests by number of accounts. Such requests precede the repurchase demands that Fannie Mae and Freddie Mac may make thereafter.

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Fannie Mae	1,076	1,068	2,105	3,765	2,572
Freddie Mac	640	644	1,687	742	803
Total	1,716	1,712	3,792	4,507	3,375

During the three months ended March 31, 2014, we had $21.5 million in Fannie Mae new repurchase demands and $15.8 million in Freddie Mac new repurchase demands. The following table summarizes the amount of quarterly new repurchase demands we have received by loan origination year.

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Dollars in thousands)
2008 and prior (1)	$8,714	$96,674	$114,073	$136,040	$223,810
2009-2014	28,607	19,904	12,509	16,484	25,574
Total	$37,321	$116,578	$126,582	$152,524	$249,384
Number of accounts	169	635	804	800	1,239

(1)	Includes a significant portion of the repurchase request and obligations associated with loans with the settlement agreements with Fannie Mae and Freddie Mac.

The following table summarizes the aggregate amount of pending repurchase demands at the end of each quarterly period noted.

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Dollars in thousands)
Period end balance	$69,401	$97,170	$155,159	$114,965	$186,970
Percent non-agency (approximately)	2.0%	2.6%	0.7%	1.6%	0.2%

The following table summarizes the trends with respect to key model attributes and assumptions for estimating the representation and warranty reserve.

	March 31, 2014	December 31, 2013
	(Dollars in Thousands)
Unpaid principal balance of loans sold (1) (2)	$247,100,000	$244,100,000
Loan file review as percentage of unpaid principal balance	7.5%	8.2%
Repurchase demand rate (3)	14.8%	14.5%
Actual repurchase rate (4)	34.5%	35.5%
Loss severity rate (5)	10.4%	12.3%

(1)	Includes servicing sold with recourse.

(2)	Includes a significant portion of the repurchase requests and obligations associated with loans with the settlement agreements with Fannie Mae and Freddie Mac.

(3)	The percent of loan file reviews that is expected to result in a repurchase demand.

(4)	Weighted average of the appeals loss rate.

(5)	Average loss severity rate expected to be experienced on actual repurchases made (post appeal loss).

For information relating to the representation and warranty reserve, see Note 13 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement, herein.

Other liabilities. Other liabilities primarily consist of a reserve for possible contingent liabilities, undisbursed payments, escrow accounts, forward agency and derivative liability and the Ginnie Mae liability resulting from the recognition of our unilateral right to repurchase certain mortgage loans currently included in Ginnie Mae securities. Other liabilities decreased at March 31, 2014, from December 31, 2013, primarily due to a $5.0 million decrease in the Ginnie Mae liability. The Ginnie Mae liability totaled $15.8 million and $20.8 million at March 31, 2014 and December 31, 2013, respectively. These amounts are for certain loans sold to Ginnie Mae, as to which we have not yet repurchased, but have the unilateral right to do so. With respect to such loans sold to Ginnie Mae, a corresponding asset was included in loans held-for-sale. Escrow accounts totaled $43.0 million and $39.9 million at March 31, 2014 and December 31, 2013, respectively. Escrow accounts are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowners insurance and other insured product liabilities.

Other liabilities also included an accrual for possible contingent liabilities. As of March 31, 2014, our total accrual for contingent liabilities was $97.7 million, which increased from December 31, 2013. At March 31, 2014, the accrual for possible contingent liabilities includes the $94.0 million fair value liability associated with the DOJ Settlement, which increased as compared to $93.0 million at December 31, 2013. See Note 19 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Fair Value

Level 3 Financial Instruments

At March 31, 2014 and December 31, 2013, Level 3 assets recorded at fair value on a recurring basis totaled $553.6 million and $514.7 million, or 5.8 percent and 5.5 percent of total assets, respectively, and consisted primarily of loans held-for-investment, MSRs and mortgage rate lock commitments. At March 31, 2014 and December 31, 2013, there were $195.7 million and $198.8 million Level 3 liabilities recorded at fair value on a recurring basis, respectively, which primarily consisted of long-term debt and DOJ litigation.

At March 31, 2014 and December 31, 2013, Level 3 assets recorded at fair value on a non-recurring basis were $83.2 million and $106.4 million, respectively, and no Level 3 liabilities were recorded at fair value on a non-recurring basis. The Level 3 assets recorded at fair value on a non-recurring basis were 0.9 percent and 1.1 percent of total assets at March 31, 2014 and December 31, 2013, respectively, and consisted of residential first mortgage and commercial real estate impaired loans held-for-investment and repossessed assets.

Refer to Note 3 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements, herein, for a further discussion of fair value measurements.

Capital Resources and Liquidity

Our principal uses of funds include loan originations and operating expenses. At March 31, 2014, we had outstanding rate-lock commitments to lend $2.6 billion in mortgage loans, compared to $2.3 billion at December 31, 2013. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.8 billion at March 31, 2014 and $2.0 billion at December 31, 2013.

Capital. We had a net loss of $78.9 million during the three months ended March 31, 2014. We did not pay any cash dividends on our common stock during the three months ended March 31, 2014 or during the year ended December 31, 2013. On February 19, 2008, our board of directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OCC of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by our board of directors of the proposed capital distribution. The 30-day period allows the OCC to determine whether or not the distribution would not be advisable. Because we are under the Consent Order, we currently must seek approval from the OCC prior to making a capital distribution from the Bank. In addition, under the Supervisory Agreement, the Company agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions.

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

At March 31, 2014, the Bank was considered "well-capitalized" for regulatory purposes. The following table shows the regulatory capital ratios as of the dates indicated. These ratios are applicable to the Bank only.

	March 31, 2014		December 31, 2013		March 31, 2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (to adjusted tangible assets)	$1,139,810	12.44%	$1,257,608	13.97%	$1,318,770	10.14%
Total adjusted tangible asset base (1)	$9,160,924		$9,004,904		$13,007,694
Tier 1 capital (to risk weighted assets)	$1,139,810	23.62%	$1,257,608	26.82%	$1,318,770	21.24%
Total capital (to risk weighted assets)	1,203,098	24.93%	1,317,964	28.11%	1,398,914	22.53%
Risk weighted asset base (1)	$4,826,024		$4,688,545		$6,208,327

(1)	Based on adjusted total assets for purposes of core capital and risk-weighted assets for purposes of total risk-based capital.

The bank regulatory agencies have issued guidelines establishing capital requirements for banks. These guidelines are based upon the 1988 capital accord ("Basel I") of the Basel Committee on Banking Supervision ("BCBS"). We currently calculate our risk-based capital ratios under guidelines adopted by the OCC based on the Basel I framework. Under the current risk based capital framework, a bank’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad risk categories. The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that comprises the denominator of certain risk-based capital ratios. Tier 1 capital and Total Risk Based capital are each divided by this denominator (risk-weighted assets) to determine the Tier 1 capital and Total Risk-Based capital ratios.

In July 2013, the federal bank regulators issued interim final rules (the "New Capital Rules") implementing the Basel Committee’s December 2010 final capital framework for strengthening international capital standards, known as Basel III, as well as certain provisions of the Dodd-Frank Act. In October 2013, the OCC and Federal Reserve released final rules detailing the U.S. implementation of Basel III. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries. The New Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratios. The New Capital Rules also address asset risk weights and other issues affecting the denominator in regulatory capital ratios and replace the existing general risk-weighting approach based on Basel I with a more risk-sensitive approach based, in part, on the standardized approach as part of Basel II. The New Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal bank regulators’ rules.

The New Capital Rules are effective for us on January 1, 2015 subject to a phase-in period extending through January 2019. The New Capital Rules, among other things, (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1, and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

Savings and loan holding companies are not currently subject to consolidated capital requirements. Pursuant to the Dodd-Frank Act, the U.S. bank regulatory agencies have established minimum leverage and risk-based capital requirements for savings and loan holding companies. Beginning January 1, 2015 savings and loan holding companies will be subject to the same consolidated capital requirements as bank holding companies

The New Capital Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. When fully phased-in on January 1, 2019, the New Capital Rules will require us to maintain an additional capital conservation buffer of 2.5 percent of risk-weighted assets above the minimum risk-based capital ratio requirements.

Flagstar is not subject to the Federal Reserve’s Comprehensive Capital Analysis and Review ("CCAR") program. However as a midsize bank ($10 to $50 billion in assets), Flagstar is required to submit a Dodd-Frank stress test (DFAST) by the end of March every year. DFAST requires banks to project results over a nine-quarter planning horizon under three scenarios (baseline, adverse, and severely adverse) published by the Federal Reserve and to show that the bank would exceed regulatory minimum capital standards for the Tier 1 leverage ratio, Tier 1 common ratio, Tier 1 risk-based capital ratio, and the Total risk-based capital ratio under all of these scenarios. In addition, banks are encouraged to employ an additional bank-

specific, idiosyncratic scenario designed to "break the bank". This latter scenario is designed to provide senior management and the Board with a worst-case analysis to guide their capital planning.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such items, in the aggregate, exceed 15 percent of CET1. The New Capital Rules prescribe a new standardized approach for risk weightings that expands the risk-weighting categories from the current four Basel I-derived categories to a much larger and more risk-sensitive number of categories resulting in higher risk weights for a variety of asset classes.

Certain regulatory capital ratios for the Bank as of March 31, 2014 are shown in the following table.

March 31, 2014	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Bank

Basel I Ratios
Tier 1 leverage ratio	4.00%	5.00%	12.44%

Basel III Ratios (fully phased-in) (1)
Common equity Tier 1 capital ratio (1)	4.50%	6.50%	19.56%
Tier 1 leverage ratio (1)	4.00%	5.00%	10.94%

(1)	See "Use of Non-GAAP Financial Measures."

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

In addition to operating expenses at a particular level of mortgage originations, our cash flows are fairly predictable and relate primarily to the funding cash outflows of residential first mortgages and the securitization and sales cash inflows of those residential first mortgages. Our mortgage warehouse funding line of business also generates cash flows as funds are extended to correspondent relationships to close new loans. Those loans are repaid when the correspondent sells the loan. Other material cash flows relate to growing our commercial lines of business and the loans we service for others and consist primarily of principal, interest, taxes and insurance escrows. Those monies come in over the course of the month and are paid out based on predetermined schedules. Those flows are largely a function of the size of the servicing book and the volume of refinancing activity of the loans serviced. In general, monies received in one month are paid during the following month with the exception of taxes and insurance monies that are held until such are due.

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

Borrowings. The Federal Home Loan Bank provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the Federal Home Loan Bank using approved loan types as collateral. At March 31, 2014, we had an authorized line of credit of $7.0 billion that could be utilized to the extent we provide sufficient collateral. At March 31, 2014, we had $1.1 billion of advances outstanding and an additional $1.7 billion of collateralized borrowing capacity available at the Federal Home Loan Bank.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At March 31, 2014, we had pledged commercial and industrial loans amounting to $44.4 million with a lendable value of $29.9 million. At December 31, 2013, we had pledged commercial and industrial loans amounting to $38.7 million with a lendable value of $25.5 million. The increase in the available loan collateral was due to an increase in commercial loans. At March 31, 2014 and December 31, 2013, we had no borrowings outstanding against this line of credit.

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions inherent in those policies are critical to an understanding of our Consolidated Financial Statements, in Item 1. Financial Statements herein. These policies relate to: (a) fair value measurements; (b) the determination of our allowance for loan losses; (c) the determination of our representation and warranty reserve; and (d) the determination of the accrual for pending and threatened litigation. We believe the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements, in Item 1. Financial Statements herein, are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements, in Item 1. Financial Statements herein, to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013, which is available on our website, www.flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at www.sec.gov.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as an adjusted efficiency ratio, the ratio of total nonperforming assets to Tier 1 capital (to adjusted total assets) and estimated Basel III ratios. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of our unique business model. Such measures also help investors to facilitate performance comparisons and benchmarks with other bank and thrift peers in our industry.

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

Efficiency ratio and efficiency ratio (adjusted). The efficiency ratio, which generally measures the productivity of a bank, is calculated as noninterest expense divided by total operating income. Total operating income includes net interest income and total noninterest income. Management utilizes the efficiency ratio to monitor its own productivity and believes the ratio provides investors with a meaningful tool to monitor period to period productivity trends.

Under the efficiency ratio (adjusted), noninterest expense and income (GAAP) is presented excluding non-recurring items to arrive at adjusted noninterest expense and income (non-GAAP), which is included in the numerator and denominator for the efficiency ratio. As the provision for loan losses is already excluded by the ratio's own definition, we believe that the exclusion of representation and warranty reserve - change in estimate provides investors with a more complete picture of our productivity and ability to generate operating income. The one-time item is an adjustment to the originally recorded fair value of performing repurchased loans due to liquidity risk (recorded in other noninterest income), which is not expected to recur. The efficiency ratio (adjusted) provides investors with a meaningful base for period to period comparisons, which management believes will assist investors in analyzing our operating results and predicting future performance. These non-GAAP financial measures are also utilized internally by management to assess the performance of our own business.

Our calculations of the efficiency ratio may differ from the calculation of similar measures used by other bank and thrift holding companies, and should be used to determine and evaluate period to period trends in our performance, rather than in comparison to other similar non-GAAP measurements utilized by other companies. In addition, investors should keep in mind that the items excluded from income and expenses in the efficiency ratio (adjusted) are recurring and integral expenses to our operations, and that these expenses will still accrue under similar GAAP measures.

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

Basel I to Basel III (fully phased-in) reconciliation. We currently calculate our risk-based capital ratios under guidelines adopted by the OCC based on the 1988 Capital Accord ("Basel I") of the Basel Committee on Banking Supervision (the "Basel Committee"). In December 2010, the Basel Committee released its final framework for Basel III, which will strengthen international capital and liquidity regulations. When fully phased-in, Basel III will increase capital requirements through higher minimum capital levels as well as through increases in risk-weights for certain exposures. Additionally, the final Basel III rules place greater emphasis on common equity. In October 2013, the OCC and Federal Reserve released final rules detailing the U.S. implementation of Basel III and the application of the risk-based and leverage capital rules to top-tier savings and loan holding companies. We will begin transitioning to the Basel III framework in January 2015 subject to a phase-in period extending through January 2019. We are currently evaluating the impact of the final Basel III rules. Accordingly, the calculations provided below are estimates. These measures are considered to be non-GAAP financial measures because they are not formally defined by GAAP and the Basel III implementation regulations will not be fully phased-in until 2019. The regulations are subject to change as clarifying guidance becomes available and the calculations currently include our interpretations of the requirements including informal feedback received through the regulatory process. Other entities may calculate the Basel III ratios differently from ours based on their interpretation of the guidelines. Since analysts and banking regulators may assess our capital adequacy using the Basel III framework, we believe that it is useful to provide investors information enabling them to assess our capital adequacy on the same basis.

The following table displays the calculation for the non-GAAP measures.

Non-GAAP Reconciliation
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Efficiency ratio (adjusted)
Net interest income (a)	$58,201	$55,669
Noninterest income (b)	74,953	184,943
Representation and warranty reserve - change in estimate	(1,672)	17,395
Significant one-time items:
Other noninterest income	21,056	—
Adjusted income (c)	$152,538	$258,007
Noninterest expense (d)	$139,252	$196,590
Efficiency ratio (d/(a+b))	104.6%	81.7%
Efficiency ratio (adjusted) (e/c)	91.3%	76.2%

	March 31, 2014	December 31, 2013	March 31, 2013
Nonperforming assets / Tier 1 capital + allowance for loan losses
Nonperforming assets	$141,825	$182,321	$483,659
Tier 1 capital (to adjusted total assets) (1)	1,139,810	1,257,608	1,318,770
Allowance for loan losses	307,000	207,000	290,000
Tier 1 capital + allowance for loan losses	$1,446,810	$1,464,608	$1,608,770
Nonperforming assets / Tier 1 capital + allowance for loan losses	9.8%	12.4%	30.1%

Mortgage servicing rights to Tier 1 capital ratio	March 31, 2014	December 31, 2013	March 31, 2013
Mortgage servicing rights	$320,231	$284,678	$727,207
Tier 1 capital (to adjusted total assets) (1)	1,139,810	1,257,608	1,318,770
Mortgage servicing rights to Tier 1 capital ratio	28.1%	22.6%	55.1%

(1)	Represents Tier 1 capital for the Bank.

March 31, 2014	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)
Flagstar Bank (the Bank) (2)
Regulatory capital – Basel I to Basel III (fully phased-in) (3)
Basel I capital	$1,139,810	$1,139,810
Increased deductions related to deferred tax assets, mortgage servicing assets, and other capital components	(190,401)	(190,401)
Basel III (fully phased-in) capital (3)	$949,409	$949,409
Risk-weighted assets – Basel I to Basel III (fully phased-in) (3)
Basel I assets	$4,826,024	$9,160,924
Net change in assets	28,731	(486,536)
Basel III (fully phased-in) assets (3)	$4,854,755	$8,674,388
Capital ratios
Basel I (2)	23.62%	12.44%
Basel III (fully phased-in) (3)	19.56%	10.94%

(1)	The definition of total assets used in the calculation of the Tier 1 Leverage ratio changed from ending total assets under Basel I to quarterly average total assets under Basel III.

(2)	The Bank is currently subject to the requirements of Basel I.

(3)	Basel III information is considered estimated and not final at this time as the Basel III rules continue to be subject to interpretation by U.S. Banking Regulators.

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

The following table is a summary of the changes in our net interest income that are projected to result from hypothetical changes in market interest rates. The interest rate scenarios presented in the table include interest rates as of March 31, 2014 and December 31, 2013 and adjusted by instantaneous parallel rate changes plus or minus 200 basis points.

March 31, 2014
Scenario	Net interest Income	$ Change	% Change
	(Dollars in thousands)
200	$255,235	$25,283	11.0%
Constant	$229,952	$—	—%
(200)	$220,677	$(9,275)	(4.0)%
December 31, 2013
Scenario	Net interest Income	$ Change	% Change
	(Dollars in thousands)
200	$286,048	$35,058	14.0%
Constant	$250,990	$—	—%
(200)	$211,613	$(39,377)	(16.0)%

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

The following table is a summary of the changes in our EVE that are projected to result from hypothetical changes in market interest rates. EVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at March 31, 2014 and December 31, 2013 and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at March 31, 2014 and December 31, 2013, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact EVE. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this "natural business hedge" historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the EVE framework. Further, there can be no assurance that this natural business hedge would positively affect the EVE in the same manner and to the same extent as in the past.

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

March 31, 2014					December 31, 2013
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change
	(Dollars in thousands)					(Dollars in thousands)
300	$1,382,711	15.7%	$(237,691)	(14.7)%	300	$1,131,146	13.4%	$(261,137)	(18.8)%
200	$1,480,025	16.4%	$(140,377)	(8.7)%	200	$1,233,357	14.3%	$(158,926)	(11.4)%
100	$1,565,322	17.0%	$(55,080)	(3.4)%	100	$1,325,836	15.0%	$(66,447)	(4.8)%
Current	$1,620,402	17.1%	$—	—%	Current	$1,392,283	15.4%	$—	—%
(100)	$1,640,110	17.1%	$(19,708)	1.2%	(100)	$1,416,747	15.4%	$(24,464)	1.8%

Our balance sheet exhibits liability sensitivity in an EVE framework. In a rising interest rate scenario, the EVE decreases. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice in the near term exceeding the amount of assets that could similarly reprice over the same time period because such assets may have longer maturities or repricing terms.

Item 4. Controls and Procedures

(a)
Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of March 31, 2014 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.

(b)
Changes in Internal Controls. During the quarter ended March 31, 2014, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, the Company is party to legal proceedings incident to its business. See Note 19 of the Notes to Consolidated Financial Statements, in Item 1 Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended March 31, 2014.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended March 31, 2014.

Item 3. Defaults upon Senior Securities

The Company had no defaults on senior securities.

The following sets forth arrearage of the payment of dividends on preferred stock.

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock") the Company may defer payments of dividends. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of March 31, 2014, the amount of the arrearage on the dividend payments of the Series C Preferred Stock was $34.4 million.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.8 *
Certificate of Amendment to the Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series C of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 28, 2014, and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	May 9, 2014	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul D. Borja
Paul D. Borja
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.8 *
Certificate of Amendment to the Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series C of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 28, 2014, and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference.