Form 10-Q
period 2014-06-30
FLAGSTAR BANCORP INC
filed 2014-07-29
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
As of July 25, 2014, 56,238,925 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014
TABLE OF CONTENTS (continued)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents
Cash and cash items ($2,317 and $1,129 of consolidated VIEs, respectively) (1)	$67,924	$55,913
Interest-earning deposits	134,611	224,592
Total cash and cash equivalents	202,535	280,505
Investment securities available-for-sale	1,605,805	1,045,548
Loans held-for-sale ($1,274,667 and $1,140,507 measured at fair value, respectively) (2)	1,342,611	1,480,418
Loans repurchased with government guarantees	1,217,721	1,273,690
Loans held-for-investment, net
Loans held-for-investment ($228,758 and $238,322 measured at fair value which includes $146,933 and $155,012 of consolidated VIEs, respectively) (1) (2)	4,359,293	4,055,756
Less: allowance for loan losses	(306,000)	(207,000)
Total loans held-for-investment, net	4,053,293	3,848,756
Mortgage servicing rights	289,185	284,678
Repossessed assets, net	31,579	36,636
Federal Home Loan Bank stock	209,737	209,737
Premises and equipment, net	235,202	231,350
Net deferred tax asset	435,217	414,681
Other assets	310,229	301,302
Total assets	$9,933,114	$9,407,301
Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$1,081,026	$930,060
Interest bearing	5,562,883	5,210,266
Total deposits	6,643,909	6,140,326
Federal Home Loan Bank advances	1,031,705	988,000
Long-term debt ($97,722 and $105,813 of consolidated VIEs at fair value, respectively) (1) (2)	345,157	353,248
Representation and warranty reserve	50,000	54,000
Other liabilities ($78,000 and $93,000 measured at fair value and $136 and $136 of consolidated VIEs, respectively) (1) (2)	476,669	445,853
Total liabilities	8,547,440	7,981,427
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding, respectively	266,657	266,174
Common stock $0.01 par value, 70,000,000 shares authorized; 56,238,925 and 56,138,074 shares issued and outstanding, respectively	562	561
Additional paid in capital	1,480,321	1,479,265
Accumulated other comprehensive income (loss)	6,821	(4,831)
Accumulated deficit	(368,687)	(315,295)
Total stockholders’ equity	1,385,674	1,425,874
Total liabilities and stockholders’ equity	$9,933,114	$9,407,301

(1)	Amounts represent the assets and liabilities of consolidated variable interest entities ("VIEs").

(2)	Amounts represent the assets and liabilities for which the Company has elected the fair value option.

    The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Interest Income
Loans	$61,910	$81,731	$120,579	$173,680
Investment securities available-for-sale or trading	9,885	1,838	17,423	3,932
Interest-earning deposits and other	118	1,489	262	2,435
Total interest income	71,913	85,058	138,264	180,047
Interest Expense
Deposits	7,239	12,148	13,227	25,656
Federal Home Loan Bank advances	600	24,171	1,134	48,332
Other	1,649	1,643	3,277	3,295
Total interest expense	9,488	37,962	17,638	77,283
Net interest income	62,425	47,096	120,626	102,764
Provision for loan losses	6,150	31,563	118,471	51,978
Net interest income after provision for loan losses	56,275	15,533	2,155	50,786
Noninterest Income
Loan fees and charges	25,301	29,916	37,611	63,276
Deposit fees and charges	5,279	5,193	10,042	10,339
Net gain on loan sales	54,756	144,791	100,100	282,331
Loan administration	13,915	36,157	33,499	56,513
Net transaction costs on sales of mortgage servicing rights	(2,726)	(4,264)	857	(8,483)
Net gain on sale of assets	3,537	1,064	5,752	2,022
Total other-than-temporary impairment loss recognized in earnings	—	(8,789)	—	(8,789)
Net impairment losses recognized in earnings	—	(8,789)	—	(8,789)
Representation and warranty reserve – change in estimate	(5,226)	(28,940)	(3,554)	(46,336)
Other noninterest income (loss)	7,648	44,831	(6,871)	54,029
Total noninterest income	102,484	219,959	177,436	404,902
Noninterest Expense
Compensation and benefits	55,218	70,935	120,788	148,144
Commissions	8,532	15,402	15,752	32,863
Occupancy and equipment	19,383	22,198	39,793	41,574
Asset resolution	17,934	15,921	29,442	32,366
Federal insurance premiums	6,758	7,791	11,769	19,031
Loan processing expense	8,199	15,389	15,934	32,500
Legal and professional expense	(2,062)	16,390	11,840	45,229
Other noninterest expense	7,391	10,371	15,286	19,279
Total noninterest expense	121,353	174,397	260,604	370,986

Flagstar Bancorp, Inc. Consolidated Statements of Operations, Continued (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Income (loss) before income taxes	37,406	61,095	(81,013)	84,702
Provision (benefit) for income taxes	11,892	(6,108)	(28,104)	(6,108)
Net income (loss)	25,514	67,203	(52,909)	90,810
Preferred stock dividend/accretion	—	(1,449)	(483)	(2,887)
Net income (loss) applicable to common stock	$25,514	$65,754	$(53,392)	$87,923
Income (loss) per share
Basic	$0.33	$1.11	$(1.17)	$1.44
Diluted	$0.33	$1.10	$(1.17)	$1.43
Weighted average shares outstanding
Basic	56,230,458	56,053,922	56,212,422	56,014,126
Diluted	56,822,102	56,419,163	56,212,422	56,417,122

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income (loss)	$25,514	$67,203	$(52,909)	$90,810
Other comprehensive income, before tax
Investment securities available-for-sale
Unrealized gains on investment securities available-for-sale	12,723	1,644	18,657	2,646
Reclassification of gain on sale of investment securities available-for-sale	(452)	—	(675)	—
Subsequent decreases in the fair value of investment securities available-for-sale previously written down as impaired	—	(2,681)	—	(2,681)
Additions for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	8,789	—	8,789
Total investment securities available-for-sale, before tax	12,271	7,752	17,982	8,754
Other comprehensive income, deferred tax benefit
Deferred tax benefit related to other comprehensive income resulting from unrealized gains and losses on investment securities available-for-sale	(4,319)	—	(2,119)	—
Deferred tax benefit related to other comprehensive income resulting from the dissolution and sales of investments securities available-for-sale	66	(6,108)	(4,211)	(6,108)
Other comprehensive income, net of tax	8,018	1,644	11,652	2,646
Comprehensive income (loss)	$33,532	$68,847	$(41,257)	$93,456
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2012	$260,390	$559	$1,476,569	$(1,658)	$(576,498)	$1,159,362
(Unaudited)
Net income	—	—	—	—	90,810	90,810
Total other comprehensive income	—	—	—	2,646	—	2,646
Restricted stock issued	—	1	(1)	—	—	—
Accretion of preferred stock	2,887	—	—	—	(2,887)	—
Stock-based compensation	—	1	916	—	—	917
Balance at June 30, 2013	$263,277	$561	$1,477,484	$988	$(488,575)	$1,253,735
Balance at December 31, 2013	$266,174	$561	$1,479,265	$(4,831)	$(315,295)	$1,425,874
(Unaudited)
Net income	—	—	—	—	(52,909)	(52,909)
Total other comprehensive income	—	—	—	11,652	—	11,652
Restricted stock issued	—	1	(1)	—	—	—
Accretion of preferred stock	483	—	—	—	(483)	—
Stock-based compensation	—	—	1,057	—	—	1,057
Balance at June 30, 2014	$266,657	$562	$1,480,321	$6,821	$(368,687)	$1,385,674

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows (In thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Operating Activities
Net (loss) income	$(52,909)	$90,810
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	118,471	51,978
Depreciation and amortization	11,609	11,298
Loss (gain) on fair value of mortgage servicing rights	23,773	(14,862)
Loss of fair value of long-term debt	3,087	—
Net gain on the sale of assets	(8,613)	(12,417)
Net gain on loan sales	(100,100)	(282,331)
Net transaction costs on sales of mortgage servicing rights	(857)	8,483
Net gain on investment securities	(675)	—
Net gain on trading securities	—	(72)
Other than temporary impairment losses on investment securities available-for-sale	—	8,789
Net gain on transferors' interest	—	(45,534)
Proceeds from sales of loans held-for-sale	7,818,749	26,203,971
Origination and repurchase of loans held-for-sale, net of principal repayments	(11,393,059)	(24,235,093)
Net change in:
Decrease in repurchase loans with government guarantees, net of claims received	55,969	331,977
(Increase) decrease in accrued interest receivable	(9,480)	25,342
Proceeds from sales of trading securities	—	120,122
Increase in other assets	(21,155)	(30,840)
Increase (decrease) in payable for mortgage repurchase option	1,680	(26,954)
Representation and warranty reserve - change in estimate	3,554	46,336
Net charge-offs in representation and warranty reserve	(10,517)	(65,206)
Decrease in other liabilities	(5,310)	(163,294)
Net cash (used in) provided by operating activities	(3,565,783)	2,022,503
Investing Activities
Proceeds received from the sale of investment securities available-for-sale	4,025,025	—
Repayment of investment securities available-for-sale	69,284	28,409
Purchase of investment securities available-for-sale	(669,383)	(20,000)
Net change from sales of loans held-for-investment	(281,714)	(296,204)
Principal repayments net of origination of loans held-for-investment	(319,044)	1,117,532
Proceeds from the disposition of repossessed assets	21,179	59,499
Acquisitions of premises and equipment, net of proceeds	(16,062)	(19,733)
Proceeds from the sale of mortgage servicing rights	87,973	222,801
Net cash provided by investing activities	2,917,258	1,092,304

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows, continued (In thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Financing Activities
Net increase (decrease) in deposit accounts	503,583	(824,228)
Net increase (decrease) in Federal Home Loan Bank advances	43,705	(280,000)
Payment on long-term debt	(11,178)	—
Net receipt (disbursement) of payments of loans serviced for others	30,992	(279,085)
Net receipt of escrow payments	3,453	20,156
Net cash provided by (used in) financing activities	570,555	(1,363,157)
Net (decrease) increase in cash and cash equivalents	(77,970)	1,751,650
Beginning cash and cash equivalents	280,505	952,793
Ending cash and cash equivalents	$202,535	$2,704,443
Supplemental disclosure of cash flow information
Loans held-for-investment transferred to repossessed assets	$32,687	$90,212
Interest paid on deposits and other borrowings	$14,368	$74,255
Income taxes paid (refunded)	$(562)	$6,943
Reclassification of loans originated for investment to loans held-for-sale	$288,690	$361,503
Reclassification of mortgage loans originated held-for-sale then to loans held-for-investment	$6,976	$65,299
Reclassification of loans held-for-sale to investment securities available-for-sale	$3,965,971	$—
Mortgage servicing rights resulting from sale or securitization of loans	$119,494	$237,106
Recharacterization of investment securities available-for-sale to loans held-for-investment	$—	$73,283
Reconsolidation of HELOC's of variable interest entities (VIEs)	$—	$170,507
Reconsolidation of long-term debt of VIEs	$—	$119,980

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Business

Flagstar Bancorp, Inc. ("Flagstar" or the "Company"), the holding company for Flagstar Bank, FSB (the "Bank") is a Michigan-based savings and loan holding company founded in 1993. The Company's business is primarily conducted through its principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At June 30, 2014, the Company's total assets were $9.9 billion. The Company has the largest bank headquartered in Michigan and one of the top ten largest savings banks in the United States.

In preparing these consolidated financial statements, subsequent events were evaluated through the time the financial statements were issued. All material subsequent events have been either recognized in the Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements.

The Company's operations are conducted through four operating segments: Mortgage Originations, Mortgage Servicing, Community Banking and Other, which includes the remaining reported activities. The Mortgage Originations segment, in which the Company originates or purchases residential first mortgage loans throughout the country and sells them into securitization pools, primarily to Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and Government National Mortgage Association ("Ginnie Mae") (collectively, the "Agencies") or as whole loans. The Mortgage Servicing segment services mortgage loans on a fee basis for others and residential mortgages held-for-investment by the Community Banking segment and mortgage servicing rights held by the Other segment. The Company has retained certain loan originations in the held-for-investment portfolio, which are held by the Community Banking segment. Mortgage loans are originated through 32 home loan centers located in 18 states, a direct to consumer call center, the Internet, wholesale brokers and correspondents.

The Company also offers a range of products and services to consumers and businesses through the Community Banking segment. As of June 30, 2014, the Company operated 106 banking centers in Michigan. The Company offers consumer products including deposit accounts, commercial loans and personal loans, including auto and boat loans. The Company offers treasury management services. Commercial products offered include deposit and sweep accounts, telephone banking, term loans and lines of credit, lease financing, government banking products and treasury management services including remote deposit and merchant services.

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

Note 2 – Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. These interim financial statements include all adjustments, consisting of normal recurring accruals that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2014. In addition, certain prior period amounts have been reclassified to conform to the current period presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, which are available on the Company’s Investor Relations web page, at www.flagstar.com, and on the SEC website, at www.sec.gov.

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

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in this guidance will allow discontinued operations to include a component of an entity or a group of components of an entity. A disposal is required to be reported in discontinued operations if it represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance is effective prospectively, for annual and interim periods, beginning after December 15, 2014. The adoption of the guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective prospectively, for annual and interim periods, beginning after December 15, 2016. Management is currently evaluating this guidance and does not expect this guidance to have a material impact on the Company’s Consolidated Financial Statements, but significant disclosures to the Notes thereto will be required.

In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures." The amendments in this guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings. The guidance for certain transactions accounted for as a sale, repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings is effective prospectively, for annual and interim periods, beginning after December 15, 2014. The adoption of the guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto.

Note 3 – Fair Value Measurements

The Company utilizes fair value measurements to record certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability through an orderly transaction between market participants at the measurement date. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, the Company uses present value techniques and other valuation methods to estimate the fair values of its financial instruments. These valuation models rely on market-based parameters when available, such as interest rate yield curves, credit spreads or unobservable inputs. Unobservable inputs may be based on management's judgment, assumptions and estimates related to credit quality, the Company's future earnings, interest rates and other relevant inputs. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

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

Loans held-for-investment that are recorded at fair value on a recurring basis are loans that were previously recorded as loans held-for-sale but subsequently transferred to the held-for-investment category. As the Company selected the fair value option for the held-for-sale loans, they continue to be reported at fair value and measured consistent with the Level 2 methodology for loans held-for-sale.

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

The Company elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement. As of June 30, 2014, the Bank has accrued $78.0 million, which represents the fair value of the Additional Payments. The signed DOJ Agreement establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability.

At June 30, 2014 and December 31, 2013, the cash flows were discounted using a 8.2 percent and 9.9 percent, respectively, discount rate that is inclusive of the risk free rate based on the expected duration of the liability and an adjustment for non-performance risk that represents the Company's credit risk. The model assumes that the Company will have met substantially all of the stipulations required for the commencement of payments to the DOJ.

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

Assets and liabilities measured at fair value on a recurring basis

The following tables present the financial instruments carried at fair value as of June 30, 2014 and December 31, 2013, by caption on the Consolidated Statement of Financial Condition and by level in the valuation hierarchy (as described above).

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2014	(Dollars in thousands)
Investment securities available-for-sale
U.S. government sponsored agencies	$1,596,334	$—	$—	$1,596,334
Municipal obligations	—	9,471	—	9,471
Loans held-for-sale
Residential first mortgage loans	—	1,274,667	—	1,274,667
Loans held-for-investment
Residential first mortgage loans	—	23,165	—	23,165
Second mortgage loans	—	—	58,660	58,660
HELOC loans	—	—	146,933	146,933
Mortgage servicing rights	—	—	289,185	289,185
Derivative assets
U.S. Treasury futures	2,737	—	—	2,737
Rate lock commitments	—	—	50,974	50,974
Agency forwards	1,116	—	—	1,116
Interest rate swaps	—	3,530	—	3,530
Total derivative assets	3,853	3,530	50,974	58,357
Total assets at fair value	$1,600,187	$1,310,833	$545,752	$3,456,772
Derivative liabilities
Forward agency and loans sales	$—	$(28,236)	$—	$(28,236)
Interest rate swaps	—	(3,438)	—	(3,438)
Total derivative liabilities	—	(31,674)	—	(31,674)
Warrant liabilities	—	(8,784)	—	(8,784)
Long-term debt	—	—	(97,722)	(97,722)
Litigation settlement	—	—	(78,000)	(78,000)
Total liabilities at fair value	$—	$(40,458)	$(175,722)	$(216,180)

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2013	(Dollars in thousands)
Investment securities available-for-sale
U.S. government sponsored agencies	$1,028,248	$—	$—	$1,028,248
Municipal obligations	—	17,300	—	17,300
Loans held-for-sale
Residential first mortgage loans	—	1,140,507	—	1,140,507
Loans held-for-investment
Residential first mortgage loans	—	18,625	—	18,625
Second mortgage loans	—	—	64,685	64,685
HELOC loans	—	—	155,012	155,012
Mortgage servicing rights	—	—	284,678	284,678
Derivative assets
U.S. Treasury futures	1,221	—	—	1,221
Forward agency and loan sales	—	19,847	—	19,847
Rate lock commitments	—	—	10,329	10,329
Interest rate swaps	—	1,797	—	1,797
Total derivative assets	1,221	21,644	10,329	33,194
Total assets at fair value	$1,029,469	$1,198,076	$514,704	$2,742,249
Derivative liabilities
Agency forwards	$(1,665)	$—	$—	$(1,665)
Interest rate swaps	—	(1,797)	—	(1,797)
Total derivative liabilities	(1,665)	(1,797)	—	(3,462)
Warrant liabilities	—	(10,802)	—	(10,802)
Long-term debt	—	—	(105,813)	(105,813)
Litigation settlement	—	—	(93,000)	(93,000)
Total liabilities at fair value	$(1,665)	$(12,599)	$(198,813)	$(213,077)

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

The Company had no transfers of assets or liabilities recorded at fair value between the fair value Levels for the three and six months ended June 30, 2014.

Fair value measurements using significant unobservable inputs

The tables below include a roll forward of the Consolidated Statement of Financial Condition amounts for the three and six months ended June 30, 2014 and 2013 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

		Recorded in Earnings		Recorded in OCI
Three Months Ended June 30, 2014	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases	Sales	Settlements	Balance at End of Period	Unrealized Gains / (Losses) Held at End of Period (3)
Assets	(Dollars in thousands)
Loans held-for-investment
Second mortgage loans	$61,540	$848	$385	$—	$—	$—	$(4,113)	$58,660	$1,232
HELOC loans	150,595	(777)	1,426	—	143	—	(4,454)	146,933	7,021
Mortgage servicing rights	320,231	(14,181)	—	—	68,452	(85,317)	—	289,185	(8,803)
Derivative financial instruments
Rate lock commitments	21,276	66,040	—	—	77,598	(93,571)	(20,369)	50,974	23,855
Totals	$553,642	$51,930	$1,811	$—	$146,193	$(178,888)	$(28,936)	$545,752	$23,305
Liabilities
Long-term debt	$(101,710)	$—	$(1,763)	$—	$—	$—	$5,751	$(97,722)	$1,763
Litigation settlement	(94,000)	—	16,000	—	—	—	—	(78,000)	—
Totals	$(195,710)	$—	$14,237	$—	$—	$—	$5,751	$(175,722)	$1,763

Three Months Ended June 30, 2013
Investment securities available-for-sale (1)(2)
Mortgage securitization	$87,356	$—	$(8,789)	$(356)	$—	$(73,327)	$(4,884)	$—	$—
Loans held-for-investment
Second mortgage loans	—	—	(7,216)	—	80,543	—	—	73,327	—
HELOC loans	—	—	—	—	170,507	—	—	170,507	—
Transferors' interest	6,872	—	45,708	—	—	—	(52,580)	—	—
Mortgage servicing rights	727,207	62,150	—	—	110,612	(139,302)	(31,648)	729,019	47,018
Totals	$821,435	$62,150	$29,703	$(356)	$361,662	$(212,629)	$(89,112)	$972,853	$47,018
Liabilities
Derivative financial instruments
Rate lock commitments	$51,389	$(135,727)	$—	$—	$98,577	$(31,673)	$(6,312)	(23,746)	$(49,779)
Long-term debt	—	—	—	—	(119,980)	—	—	(119,980)	—
Litigation settlement	(19,100)	—	(4,170)	—	—	—	—	(23,270)	—
Totals	$32,289	$(135,727)	$(4,170)	$—	$(21,403)	$(31,673)	$(6,312)	$(166,996)	$(49,779)

		Recorded in Earnings		Recorded in OCI
Six Months Ended June 30, 2014	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases	Sales	Settlements	Balance at End of Period	Changes In Unrealized Held at End of Period (3)
Assets	(Dollars in thousands)
Loans held-for-investment
Second mortgage loans	$64,685	$431	$829	$—	$—	$—	$(7,285)	$58,660	$1,259
HELOC loans	155,012	(2,717)	2,939	—	200	—	(8,501)	146,933	14,278
Mortgage servicing rights	284,678	(23,773)	—	—	119,495	(91,215)	—	289,185	(10,629)
Derivative financial instruments
Rate lock commitments	10,329	99,029	—	—	136,688	(158,458)	(36,614)	50,974	23,218
Totals	$514,704	$72,970	$3,768	$—	$256,383	$(249,673)	$(52,400)	$545,752	$28,126
Liabilities
Derivative financial instruments
Long-term debt	$(105,813)	$—	$(3,087)	$—	$—	$—	$11,178	$(97,722)	$3,084
DOJ litigation	(93,000)	—	15,000	—	—	—	—	(78,000)	—
Totals	$(198,813)	$—	$11,913	$—	$—	$—	$11,178	$(175,722)	$3,084
Six Months Ended June 30, 2013
Investment securities available-for-sale (1)(2)
Mortgage securitization	$91,117	$—	$(8,789)	$871	$—	$(73,327)	$(9,872)	$—	$—
Loans held-for-investment
Second mortgage loans	—	—	(7,216)	—	80,543	—	—	73,327	—
HELOC loans	—	—	—	—	170,507	—	—	170,507	—
Transferor's interest	7,103	(174)	45,708	—	—	—	(52,637)	—	(174)
Mortgage servicing rights	710,791	83,990	—	—	237,106	(233,739)	(69,129)	729,019	65,895
Totals	$809,011	$83,816	$29,703	$871	$488,156	$(307,066)	$(131,638)	$972,853	$65,721
Liabilities
Derivative financial instruments
Rate lock commitments	$86,200	$(166,552)	$—	$—	$238,088	$(150,488)	$(30,994)	$(23,746)	$(46,549)
Long-term debt	—	—	—	—	(119,980)	—	—	(119,980)	—
DOJ litigation	(19,100)	—	(4,170)	—	—	—	—	(23,270)	—
Totals	$67,100	$(166,552)	$(4,170)	$—	$118,108	$(150,488)	$(30,994)	$(166,996)	$(46,549)

(1)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in noninterest income.

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

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of June 30, 2014 and December 31, 2013.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2014	(Dollars in thousands)
Assets
Second mortgage loans	$58,660	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average	7.2% - 10.8% (9.0%) 9.2% - 13.7% (11.4%) 2.2% - 3.4% (2.8%)
FSTAR 2005-1 HELOC loans	$74,155	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	5.6% - 8.4% (7.0%) 8.8% - 13.2% (11.0%) 11.7% - 17.5% (14.6%) 80.0% - 120.0% (100.0%)
FSTAR 2006-2 HELOC loans	$72,778	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	7.2% - 10.8% (9.0%) 8.0% - 12.0% (10.0%) 40.0% - 60.1% (50.0%) 80.0% - 120.0% (100.0%)
Mortgage servicing rights	$289,184	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	7.8% - 11.7% (9.8%) 8.1% - 11.7% (9.9%) 60.4% - 90.6% (75.5%)
Rate lock commitments	$50,974	Consensus pricing	Origination pull-through rate	66.8% - 100.2% (83.5%)
Liabilities
FSTAR 2005-1 Long-term debt	$(51,363)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	5.6% - 8.4% (7.0%) 8.8% - 13.2% (11.0%) 11.7% - 17.5% (14.6%) 80.0% - 120.0% (100.0%)
FSTAR 2006-2 Long-term debt	$(46,359)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	7.2% - 10.8% (9.0%) 8.0% - 12.0% (10.0%) 40.0% - 60.1% (50.0%) 80.0% - 120.0% (100.0%)
Litigation settlement	$(78,000)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2013	(Dollars in thousands)
Assets
Second mortgage loans	$64,685	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average	7.1% - 10.7% (8.9%) 10.5% - 15.7% (13.1%) 2.2% - 3.2% (2.7%)
FSTAR 2005-1 HELOC loans	$78,009	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	5.6% - 8.4% (7.0%) 12.8% - 19.2% (16.0%) 11.6% - 17.4% (14.5%) 80.0% - 120.0% (100.0%)
FSTAR 2006-2 HELOC loans	$77,003	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	7.2% - 10.8% (9.0%) 9.6% - 14.4% (12.0%) 39.9% - 59.8% (49.9%) 80.0% - 120.0% (100.0%)
Mortgage servicing rights	$284,678	Discounted cash flows	Origination adjusted spread Constant prepayment rate Weighted average cost to service per loan	5.9% - 8.9% (7.7%) 9.7% - 14.0% (11.9%) 59.1% - 88.6% (73.8%)
Rate lock commitments	$10,329	Consensus pricing	Origination pull-through rate	65.9% - 98.8% (82.3%)
Liabilities
FSTAR 2005-1 Long-term debt	$(55,172)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	5.6% - 8.4% (7.0%) 12.8% - 19.2% (16.0%) 11.6% - 17.4% (14.5%) 80.0% - 120.0% (100.0%)
FSTAR 2006-2 Long-term debt	$(50,641)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	7.2% - 10.8% (9.0%) 9.6% - 14.4% (12.0%) 39.9% - 59.9% (49.9%) 80.0% - 120.0% (100.0%)
Litigation settlement	$(93,000)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

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

Assets Measured at Fair Value on a Non-recurring Basis

Level 3
(Dollars in thousands)
June 30, 2014
Impaired loans held-for-investment (1)
Residential first mortgage loans	$86,770
Repossessed assets (2)	31,579
Totals	$118,349
December 31, 2013
Impaired loans held-for-investment (1)
Residential first mortgage loans	$68,252
Commercial real estate loans	1,500
Repossessed assets (2)	36,636
Totals	$106,388

(1)
The Company recorded $17.3 million and $27.3 million in fair value losses on impaired loans (included in provision for loan losses on Consolidated Statements of Operations) during the three and six months ended June 30, 2014, respectively, compared to $5.1 million and $42.6 million in fair value losses on impaired loans during the three and six months ended June 30, 2013, respectively.

(2)
The Company recorded $1.4 million and $2.0 million in losses related to write downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net gains of $2.1 million and $2.9 million on sales of repossessed assets (both write downs and net gains/losses are included in assets resolution expense on the Consolidated Statements of Operations) during the three and six months ended June 30, 2014, respectively, compared to $1.6 million and $2.4 million in losses related to write downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net gains of $6.2 million and $10.6 million on sales of repossessed assets during the three and six months ended June 30, 2013, respectively.

The following tables present the quantitative information about non-recurring Level 3 fair value financial instruments and the fair value measurements as of June 30, 2014 and December 31, 2013.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2014	(Dollars in thousands)
Impaired loans held-for-investment
Residential first mortgage loans	$86,770	Fair value of collateral	Loss severity discount	0% - 100% (44.7%)
Repossessed assets	$31,579	Fair value of collateral	Loss severity discount	0% - 100% (44.4%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2013	(Dollars in thousands)
Impaired loans held-for-investment
Residential first mortgage loans	$68,252	Fair value of collateral	Loss severity discount	0% - 100% (44.9%)
Commercial real estate loans	$1,500	Fair value of collateral	Loss severity discount	0% - 100% (39.6%)
Repossessed assets	$36,636	Fair value of collateral	Loss severity discount	0% - 100% (45.3%)

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

	June 30, 2014
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$202,535	$202,535	$202,535	$—	$—
Investment securities available-for-sale	1,605,805	1,605,805	1,596,334	9,471	—
Loans held-for-sale	1,342,611	1,274,667	—	1,274,667	—
Loans repurchased with government guarantees	1,217,721	1,182,243	—	1,182,243	—
Loans held-for-investment, net	4,053,293	3,834,111	—	23,165	3,810,946
Repossessed assets	31,579	31,579	—	—	31,579
Federal Home Loan Bank stock	209,737	209,737	209,737	—	—
Mortgage servicing rights	289,185	289,185	—	—	289,185
Customer initiated derivative interest rate swaps	3,530	3,530	—	3,530	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(4,216,309)	(3,955,213)	—	(3,955,213)	—
Certificates of deposit	(927,353)	(932,419)	—	(932,419)	—
Government deposits	(814,654)	(789,055)	—	(789,055)	—
Wholesale deposits	(267)	(242)	—	(242)	—
Company controlled deposits	(685,326)	(683,166)	—	(683,166)	—
Federal Home Loan Bank advances	(1,031,705)	(1,031,542)	(1,031,542)	—	—
Long-term debt	(345,157)	(190,795)	—	(93,073)	(97,722)
Warrant liabilities	(8,784)	(8,784)	—	(8,784)	—
Litigation settlement	(78,000)	(78,000)	—	—	(78,000)
Customer initiated derivative interest rate swaps	(3,438)	(3,438)	—	(3,438)	—
Derivative Financial Instruments
Forward agency and loan sales	(28,236)	(28,236)	—	(28,236)	—
Rate lock commitments	50,974	50,974	—	—	50,974
U.S. Treasury and agency futures/forwards	3,853	3,853	3,853	—	—

	December 31, 2013
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$280,505	$280,505	$280,505	$—	$—
Investment securities available-for-sale	1,045,548	1,045,548	1,028,248	17,300	—
Loans held-for-sale	1,480,418	1,469,820	—	1,469,820	—
Loans repurchased with government guarantees	1,273,690	1,212,799	—	1,212,799	—
Loans held-for-investment, net	3,848,756	3,653,292	—	18,625	3,634,667
Repossessed assets	36,636	36,636	—	—	36,636
Federal Home Loan Bank stock	209,737	209,737	209,737	—	—
Mortgage servicing rights	284,678	284,678	—	—	284,678
Customer initiated derivative interest rate swaps	1,797	1,797	—	1,797	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(3,919,937)	(3,778,890)	—	(3,778,890)	—
Certificates of deposit	(1,026,129)	(1,034,599)	—	(1,034,599)	—
Government accounts	(602,398)	(596,778)	—	(596,778)	—
Wholesale deposits	(8,717)	(8,716)	—	(8,716)	—
Company controlled deposits	(583,145)	(577,662)	—	(577,662)	—
Federal Home Loan Bank advances	(988,000)	(988,102)	(988,102)	—	—
Long-term debt	(353,248)	(202,887)	—	(97,074)	(105,813)
Warrant liabilities	(10,802)	(10,802)	—	(10,802)	—
Litigation settlement	(93,000)	(93,000)	—	—	(93,000)
Customer initiated derivative interest rate swaps	(1,797)	(1,797)	—	(1,797)	—
Derivative Financial Instruments
Forward agency and loan sales	19,847	19,847	—	19,847	—
Rate lock commitments	10,329	10,329	—	—	10,329
U.S. Treasury and agency futures/forwards	(444)	(444)	(444)	—	—

The methods and assumptions used by the Company in estimating fair value of financial instruments which are required for disclosure only, are as follows:

Cash and cash equivalents. Due to their short-term nature, the carrying amount of cash and cash equivalents approximates fair value.

Loans repurchased with government guarantees. The fair value is estimated by using internally developed discounted cash flow models using market interest rate inputs as well as management’s best estimate of spreads for similar collateral.

Loans held-for-investment. The fair value is estimated by using internally developed discounted cash flow models using market interest rate inputs as well as management’s best estimate of spreads for similar collateral.

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

Federal Home Loan Bank advances. Rates currently available for debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.

Long-term debt. The fair value of the long-term debt is estimated based on a discounted cash flow model that incorporates current borrowing rates for similar types of borrowing arrangements.

Fair Value Option

The Company elected to measure at fair value certain financial assets and financial liabilities. The Company elected fair value option for the following items to mitigate a divergence between accounting losses and economic exposure.

The Company elected the fair value option for held-for-sale loans, originated post 2009, and the litigation settlement liability to better reflect the management of these financial instruments on a fair value basis. Loans held-for-investment include loans that were originated as loans held-for-sale and later transferred to loans held-for-investment at fair value. Interest income on loans held-for-sale is accrued on the principal outstanding primarily using the "simple-interest" method. Interest expense on the litigation settlement will be included in the overall change in fair value of the liability each quarter. Direct loan origination cost and fees on loans held-for-sale are recognized in income at origination.

As of June 30, 2013, the Company dissolved the FSTAR 2006-1 mortgage securitization trust and transferred the second mortgage loans, underlying the collapsed FSTAR 2006-1 mortgage securitization which were carried at fair value in available-for-sale investment securities. The change in fair value relating to the loans is recorded in other noninterest income.

As of June 30, 2013, the Company elected the fair value option for the assets and liabilities of reconsolidated VIEs related to the HELOC securitization trusts with changes in fair value recorded to earnings. The change in fair value relating to the assets and liabilities of these transactions is recorded in other noninterest income. Accordingly, such an election allows the Company to continue fair value accounting through earnings for those interests and eliminate income statement mismatch otherwise caused by differences in the measurement basis of the consolidated VIEs assets and liabilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Assets	(Dollars in thousands)
Loans held-for-sale
Net gain on loan sales	$126,400	$(19,336)	$189,401	$68,307
Other noninterest income	—	—	(955)	—
Loans held-for-investment
Interest income on loans	$—	$(26)	$—	$(806)
Other noninterest income	(2,680)	36,854	(6,949)	36,854
Liabilities
Long-term debt
Other noninterest income	$3,987	$—	$8,094	$—
Litigation settlement
Legal and professional expense	$16,000	$4,170	$15,000	$4,170

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of June 30, 2014 and December 31, 2013 for assets and liabilities for which the fair value option has been elected.

	June 30, 2014			December 31, 2013
	(Dollars in thousands)
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
Assets
Nonaccrual loans
Loans held-for-sale	$—	$—	$—	$—	$—	$—
Loans held-for-investment	9,422	3,853	(5,569)	10,764	4,014	(6,750)
Total non-accrual loans	$9,422	$3,853	(5,569)	$10,764	$4,014	$(6,750)
Other performing loans
Loans held-for-sale	$1,211,118	$1,274,667	$63,549	$1,109,517	$1,140,507	$30,990
Loans held-for-investment	244,969	224,905	(20,064)	257,665	234,308	(23,357)
Total other performing loans	$1,456,087	$1,499,572	$43,485	$1,367,182	$1,374,815	$7,633
Total loans
Loans held-for-sale	$1,211,118	$1,274,667	$63,549	$1,109,517	$1,140,507	$30,990
Loans held-for-investment	254,391	228,758	(25,633)	268,429	238,322	(30,107)
Total loans	$1,465,509	$1,503,425	$37,916	$1,377,946	$1,378,829	$883
Liabilities
Long-term debt	$(105,326)	$(97,722)	$(7,604)	$(116,504)	$(105,813)	$(10,691)
Litigation settlement	N/A (1)	(78,000)	N/A (1)	N/A (1)	(93,000)	N/A (1)

(1)
Remaining principal outstanding is not applicable to the litigation settlement because it does not obligate the Company to return a stated amount of principal at maturity, but instead return an amount based upon performance on the underlying terms in the Agreement.

Note 4 – Investment Securities

As of June 30, 2014 and December 31, 2013, investment securities were comprised of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2014
Available-for-sale securities
U.S. government sponsored agencies	$1,587,394	$12,608	$(3,668)	$1,596,334
Municipal obligations	9,471	—	—	9,471
Total available-for-sale securities	$1,596,865	$12,608	$(3,668)	$1,605,805
December 31, 2013
Available-for-sale securities
U.S. government sponsored agencies	$1,037,289	$1,546	$(10,587)	$1,028,248
Municipal obligations	17,300	—	—	17,300
Total available-for-sale securities	$1,054,589	$1,546	$(10,587)	$1,045,548

Available-for-sale securities

The Company purchased $463.8 million and $669.3 million of investment securities, all of which were U.S. government sponsored agencies, during the three and six months ended June 30, 2014, respectively. The Company purchased $20.0 million of investment securities, all of which were municipal obligations, during both the three and six months ended June 30, 2013.

The Company has pledged available-for-sale securities, primarily U.S. government sponsored agencies, to collateralize lines of credit and/or borrowings with Fannie Mae and other institutions. At June 30, 2014, the Company pledged $2.4 million of available-for-sale securities, compared to $7.8 million at December 31, 2013.

The following table summarizes by duration the unrealized loss positions on investment securities available-for-sale.

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
Type of Security	(Dollars in thousands)
June 30, 2014
U.S. government sponsored agencies	$—	—	$—	$465,045	47	$(3,668)
December 31, 2013
U.S. government sponsored agencies	$—	—	$—	$825,308	63	$(10,587)

At June 30, 2014, the Company had no other-than-temporary impairments ("OTTI") due to credit losses. During both the three and six months ended June 30, 2013, the Company recognized $8.8 million of additional OTTI on the FSTAR 2006-1 mortgage securitization, which was subsequently dissolved. The Company also recognized a tax benefit of $6.1 million representing the recognition of the residual tax effect associated with the previously unrealized losses on the mortgage securitization recorded in other comprehensive income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning balance of amount related to credit losses	$—	$(2,793)	$—	$(2,793)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life	—	389	—	389
Reductions for investment securities sold during the period (realized)	—	11,193	—	11,193
Additions for the amount related to the credit loss for which an OTTI impairment was not previously recognized	—	(8,789)	—	(8,789)
Ending balance of amount related to credit losses	$—	$—	$—	$—

Gains (losses) on sales for available-for-sale securities are reported in net gain on securities available-for-sale in the Consolidated Statements of Operations. During the three and six months ended June 30, 2014, there were $39.6 million and $58.4 million, respectively, of sales of U.S. government sponsored agencies, resulting in a gain of $0.5 million and $0.7 million, respectively, compared to no sales of U.S. government sponsored agencies during the three and six months ended June 30, 2013.

Note 5 – Loans Held-for-Sale

At June 30, 2014 and December 31, 2013, residential first mortgage loans held-for-sale totaled $1.3 billion and $1.5 billion. The decrease in the balance of loans held-for-sale was primarily due to loan sales exceeding originations during the six months ended June 30, 2014.

At June 30, 2014 and December 31, 2013, $1.3 billion and $1.1 billion of loans held-for-sale were recorded at fair value, respectively, under the fair value option. Such loans will be reported at fair value with any adjustments in fair value recorded through the income statement. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans for which quoted market prices were available. The fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.

At June 30, 2014 and December 31, 2013, $67.9 million and $340.0 million of loans held-for-sale were recorded at lower of cost or fair value based on the intent to sell the loans. Certain loans were transferred into the held-for-sale portfolio from the held-for-investment portfolio. After the transfer, any amount by which cost exceeded fair value was recorded as a valuation allowance.

During the six months ended June 30, 2014, the Company sold nonperforming and TDR residential first mortgage loans with a carrying value in the amount of $25.6 million and recognized a gain of $2.0 million.

During the six months ended June 30, 2014, residential first mortgage jumbo loans with a carrying value in the amount of $254.1 million were transferred to loans available-for-sale from loans held-for-investment and the Company sold $768.8 million in carrying amount of residential first mortgage jumbo loans and recognized a gain of $3.7 million.

The following table sets forth the activity related to residential first mortgage loans held-for-sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$1,673,763	$2,677,239	$1,480,418	$3,939,720
Net loan originations	6,012,293	11,104,409	10,754,166	23,787,202
Net loans sold, servicing retained	(4,043,289)	(11,381,852)	(6,770,650)	(24,511,563)
Net loans sold, servicing released	(34,415)	(76,476)	(57,460)	(188,253)
Other loan sales	(233,854)	(289,826)	(537,349)	(1,148,851)
Loan amortization and prepayments	101,408	(59,885)	157,743	156,999
Creation of mortgage-backed securities transferred to investment securities available-for-sale	(2,138,597)	—	(3,965,971)	—
Loans transferred from (to) other loan portfolios	5,302	357,849	281,714	296,204
Balance at end of period	$1,342,611	$2,331,458	$1,342,611	$2,331,458

The Company has pledged certain loans held-for-sale to collateralize lines of credit and/or borrowings with the Federal Home Loan Bank of Indianapolis. At June 30, 2014 and December 31, 2013, the Company pledged $1.1 billion and $1.2 billion, respectively, of loans held-for-sale.

Note 6 – Loans Repurchased with Government Guarantees

Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral option to repurchase certain delinquent loans (loans past due 90 days or more) securitized in Ginnie Mae pools, if the loans meet defined delinquent loan criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company must treat the loans as having been repurchased and recognize the loans as loans held-for-sale on the Consolidated Statement of Financial Condition and also recognize a corresponding liability for a similar amount recorded in other liabilities on the Consolidated Statement of Financial Condition. If the loans are actually repurchased, the Company transfers the loans to loans repurchased with government guarantees and eliminates the corresponding liability. At June 30, 2014, the amount of such loans actually repurchased totaled $1.2 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $22.4 million and were classified as loans held-for-sale. At December 31, 2013, the amount of such loans actually repurchased totaled $1.3 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $20.8 million and were classified as loans held-for-sale.

Substantially all of these loans continue to be insured or guaranteed by the FHA, and the Company's management believes that the reimbursement process is proceeding appropriately. These repurchased loans earn interest at a statutory rate, which varies and is based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent.

The Company has pledged certain loans repurchased with government guarantees to collateralize lines of credit and/or borrowings with the Federal Home Loan Bank of Indianapolis. At June 30, 2014 and December 31, 2013, the Company pledged $831.4 million and $787.1 million, respectively, of loans repurchased with government guarantees.

During both the three and six months ended June 30, 2013, the Company participated in a HUD-coordinated market auction of loans repurchased with government guarantees, which resulted in the conveyance in an accelerated fashion of $131.9 million of unpaid principal balance (net of write downs) of loans to HUD.

Note 7 – Loans Held-for-Investment

Loans held-for-investment are summarized as follows.

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,352,965	$2,508,968
Second mortgage	157,772	169,525
Warehouse lending	683,258	423,517
HELOC	268,655	289,880
Other	33,364	37,468
Total consumer loans	3,496,014	3,429,358
Commercial loans
Commercial real estate	523,006	408,870
Commercial and industrial	330,256	207,187
Commercial lease financing	10,017	10,341
Total commercial loans	863,279	626,398
Total loans held-for-investment	4,359,293	4,055,756
Less allowance for loan losses	(306,000)	(207,000)
Loans held-for-investment, net	$4,053,293	$3,848,756

At June 30, 2014 and December 31, 2013, the loans held-for-investment include $228.8 million and $238.3 million of loans accounted for under the fair value option. During the six months ended June 30, 2013, the Company settled separate litigations with each MBIA and Assured, which resulted in the Company reconsolidating $170.5 million of loans associated with the HELOC securitization trusts and transferring $73.3 million of second mortgage loans associated with the collapse of the FSTAR 2006-1 mortgage securitization.

During the three and six months ended June 30, 2014, the Company transferred $2.3 million and $7.0 million, respectively, in loans held-for-sale to loans held-for-investment. During the three and six months ended June 30, 2013, the Company transferred $2.5 million and $65.3 million, respectively, in loans held-for-sale to loans held-for-investment. The loans transferred were carried at fair value, and will continue to be reported at fair value while classified as held-for-investment.

During the six months ended June 30, 2014, we sold nonperforming and TDR residential first mortgage loans with a carrying value in the amount of $25.6 million and recognized a gain of $2.0 million.

The Company has pledged certain loans held-for-investment to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis. At both June 30, 2014 and December 31, 2013, the Company pledged $2.5 billion of loans held-for-investment.

The Company’s commercial leasing activities consist primarily of equipment leases. Generally, lessees are responsible for all maintenance, taxes, and insurance on leased properties. The following table lists the components of the net investment in financing leases.

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Total minimum lease payment to be received	$10,134	$10,613
Estimated residual values of lease properties	557	503
Unearned income	(654)	(755)
Net deferred fees and other	(20)	(20)
Net investment in commercial financing leases	$10,017	$10,341

The allowance for loan losses by class of loan is summarized in the following tables.

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
Three Months Ended June 30, 2014
Beginning balance allowance for loan losses	$256,291	$13,455	$1,465	$11,593	$1,438	$18,131	$4,477	$150	$307,000
Charge-offs	(5,603)	(1,145)	—	(1,055)	(479)	(1,789)	—	—	(10,071)
Recoveries	458	95	—	62	370	1,896	40	—	2,921
Provision	(1,956)	1,250	1,092	3,466	701	1,028	579	(10)	6,150
Ending balance allowance for loan losses	$249,190	$13,655	$2,557	$14,066	$2,030	$19,266	$5,096	$140	$306,000
Three Months Ended June 30, 2013
Beginning balance allowance for loan losses	$214,076	$20,683	$532	$18,118	$2,215	$32,720	$1,572	$84	$290,000
Charge-offs	(63,099)	(2,033)	—	(812)	(587)	(21,350)	—	—	(87,881)
Recoveries	6,687	87	—	457	(80)	2,159	8	—	9,318
Provision	19,670	102	189	(2,895)	232	13,793	556	(84)	31,563
Ending balance allowance for loan losses	$177,334	$18,839	$721	$14,868	$1,780	$27,322	$2,136	$—	$243,000
Six Months Ended June 30, 2014
Beginning balance allowance for loan losses	$161,142	$12,141	$1,392	$7,893	$2,412	$18,540	$3,332	$148	$207,000
Charge-offs	(16,466)	(2,213)	—	(3,744)	(940)	(1,789)	—	—	(25,152)
Recoveries	1,574	179	—	111	690	3,011	69	47	5,681
Provision	102,940	3,548	1,165	9,806	(132)	(496)	1,695	(55)	118,471
Ending balance allowance for loan losses	$249,190	$13,655	$2,557	$14,066	$2,030	$19,266	$5,096	$140	$306,000
Six Months Ended June 30, 2013
Beginning balance allowance for loan losses	$219,230	$20,201	$899	$18,348	$2,040	$41,310	$2,878	$94	$305,000
Charge-offs	(88,791)	(3,988)	—	(2,873)	(1,286)	(34,512)	—	—	(131,450)
Recoveries	12,040	477	—	562	374	4,002	17	—	17,472
Provision	34,855	2,149	(178)	(1,169)	652	16,522	(759)	(94)	51,978
Ending balance allowance for loan losses	$177,334	$18,839	$721	$14,868	$1,780	$27,322	$2,136	$—	$243,000

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
June 30, 2014
Loans held-for-investment
Individually evaluated	$420,441	$29,148	$—	$1,753	$—	$432	$—	$—	$451,774
Collectively evaluated (1)	1,909,359	69,964	683,258	119,969	33,364	522,574	330,256	10,017	3,678,761
Total loans	$2,329,800	$99,112	$683,258	$121,722	$33,364	$523,006	$330,256	$10,017	$4,130,535
Allowance for loan losses
Individually evaluated	$86,918	$6,094	$—	$1,753	$—	$—	$—	$—	$94,765
Collectively evaluated (1)	162,272	7,561	2,557	12,313	2,030	19,266	5,096	140	211,235
Total allowance for loan losses (2)	$249,190	$13,655	$2,557	$14,066	$2,030	$19,266	$5,096	$140	$306,000
December 31, 2013
Loans held-for-investment
Individually evaluated	$419,703	$24,356	$—	$406	$—	$1,956	$—	$—	$446,421
Collectively evaluated (1)	2,070,640	80,484	423,517	134,462	37,468	406,914	207,187	10,341	3,371,013
Total loans	$2,490,343	$104,840	$423,517	$134,868	$37,468	$408,870	$207,187	$10,341	$3,817,434
Allowance for loan losses
Individually evaluated	$81,765	$4,566	$—	$405	$—	$—	$—	$—	$86,736
Collectively evaluated (1)	79,377	7,575	1,392	7,488	2,412	18,540	3,332	148	120,264
Total allowance for loan losses (2)	$161,142	$12,141	$1,392	$7,893	$2,412	$18,540	$3,332	$148	$207,000

(1)	Excludes loans carried under the fair value option.

(2)	Includes interest-only residential first mortgage and HELOC loans with an allowance for loan losses of $103.5 million and $52.3 million at June 30, 2014 and December 31, 2013, respectively.

The allowance for loan losses, other than those that have been identified for individual evaluation for impairment, is determined on a loan pool basis by grouping loan types with similar risk characteristics to determine the Company's best estimate of incurred losses. The Company utilizes a historical loss model for each pool. Management evaluates the results of the allowance for loan losses model and makes qualitative adjustments to the results of the model when it is determined that model results do not reflect all losses inherent in the loan portfolios due to changes in recent economic trends and conditions, or other relevant factors.

The following table sets forth the loans held-for-investment aging analysis as of June 30, 2014 and December 31, 2013, of past due and current loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Investment Loans
	(Dollars in thousands)
June 30, 2014
Consumer loans
Residential first mortgage	$38,856	$7,849	$113,210	$159,915	$2,193,050	$2,352,965
Second mortgage	998	261	1,878	3,137	154,635	157,772
Warehouse lending	491	—	—	491	682,767	683,258
HELOC	2,147	804	4,880	7,831	260,824	268,655
Other	348	64	194	606	32,758	33,364
Total consumer loans	42,840	8,978	120,162	171,980	3,324,034	3,496,014
Commercial loans
Commercial real estate	—	—	—	—	523,006	523,006
Commercial and industrial	—	—	—	—	330,256	330,256
Commercial lease financing	—	—	—	—	10,017	10,017
Total commercial loans	—	—	—	—	863,279	863,279
Total loans (1)	$42,840	$8,978	$120,162	$171,980	$4,187,313	$4,359,293
December 31, 2013
Consumer loans
Residential first mortgage	$36,526	$19,096	$134,340	$189,962	$2,319,006	$2,508,968
Second mortgage	1,997	271	2,820	5,088	164,437	169,525
Warehouse lending	—	—	—	—	423,517	423,517
HELOC	2,197	1,238	6,826	10,261	279,619	289,880
Other	293	127	199	619	36,849	37,468
Total consumer loans	41,013	20,732	144,185	205,930	3,223,428	3,429,358
Commercial loans
Commercial real estate	—	—	1,500	1,500	407,370	408,870
Commercial and industrial	—	—	—	—	207,187	207,187
Commercial lease financing	—	—	—	—	10,341	10,341
Total commercial loans	—	—	1,500	1,500	624,898	626,398
Total loans (1)	$41,013	$20,732	$145,685	$207,430	$3,848,326	$4,055,756

(1)	Includes $3.9 million and $4.0 million of loans 90 days or greater past due accounted for under the fair value option at June 30, 2014 and December 31, 2013, respectively.

Loans on which interest accruals have been discontinued totaled approximately $120.2 million and $146.5 million at June 30, 2014 and December 31, 2013, respectively, and $256.1 million at June 30, 2013. Interest income is recognized on impaired loans using a cost recovery method unless amounts contractually due are not in doubt. Interest that would have been accrued on impaired loans totaled approximately $1.8 million and $3.4 million during the three and six months ended June 30, 2014, respectively, compared to $2.6 million and $4.6 million during the three and six months ended June 30, 2013, respectively. At June 30, 2014 and December 31, 2013, the Company had no loans 90 days past due and still accruing.

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

The following table provides a summary of TDRs outstanding by type and performing status.

	TDRs
	Performing	Nonperforming	Total
June 30, 2014	(Dollars in thousands)
Consumer loans (1)
Residential first mortgage	$317,451	$30,437	$347,888
Second mortgage	34,453	1,055	35,508
HELOC	19,658	2,297	21,955
Total consumer loans	371,562	33,789	405,351
Commercial loans (2)
Commercial real estate	432	—	432
Total TDRs (3)	$371,994	$33,789	$405,783

December 31, 2013
Consumer loans (1)
Residential first mortgage	$332,285	$42,633	$374,918
Second mortgage	30,352	1,631	31,983
Other consumer	19,892	2,445	22,337
Total consumer loans	382,529	46,709	429,238
Commercial loans (2)
Commercial real estate	456	—	456
Total TDRs (3)	$382,985	$46,709	$429,694

(1)	The allowance for loan losses on consumer TDR loans totaled $85.6 million and $82.3 million at June 30, 2014 and December 31, 2013, respectively.

(2)	The allowance for loan losses on commercial TDR loans was zero at both June 30, 2014 and December 31, 2013.

(3)	Includes $30.7 million and $31.3 million of TDR loans accounted for under the fair value option at June 30, 2014 and December 31, 2013, respectively.

TDRs returned to performing, or accrual, status totaled $1.7 million and $3.9 million during the three and six months ended June 30, 2014, respectively, and are excluded from non-performing loans, compared to $5.7 million and $22.9 million during the three and six months ended June 30, 2013, respectively. TDRs that have demonstrated a period of at least six months of consecutive performance under the modified terms, are returned to performing (i.e., accrual) status and are excluded from nonperforming loans. Although these TDRs have returned to performing status, they will still continue to be classified as impaired until they are repaid in full, or foreclosed and sold, and included as such in the tables within "repossessed assets." Although many of the TDRs continue to be performing, the full collection of principal and interest on some TDRs may not occur. The resulting potential incremental losses are measured through impairment analysis on all TDRs and have been factored into our allowance for loan losses. At June 30, 2014 and December 31, 2013, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.
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

The following table presents the three and six months ended June 30, 2014 and 2013 number of accounts, pre-modification unpaid principal balance (net of write downs), and post-modification unpaid principal balance (net of write downs) that were new modified TDRs during the three and six months ended June 30, 2014 and 2013. In addition, the table presents the number of accounts and unpaid principal balance (net of write downs) of loans that have subsequently defaulted during the three and six months ended June 30, 2014 and 2013 that had been modified in a TDR during the 12 months preceding each period. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted when greater than 90 days past due.

	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
Three Months Ended June 30, 2014		(Dollars in thousands)
Residential first mortgages	46	$12,855	$12,619	$688
Second mortgages	112	3,315	3,144	120
HELOC (2)	6	151	151	—
Total TDR loans	164	$16,321	$15,914	$808

TDRs that subsequently defaulted in previous 12 months (3)	Number of Accounts		Unpaid Principal Balance	Increase in Allowance at Subsequent Default
			(Dollars in thousands)
Residential first mortgages	1		$112	$28
Second mortgages	10		91	47
Total TDR loans	11		$203	$75

	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
Three Months Ended June 30, 2013		(Dollars in thousands)
Residential first mortgages	85	$20,299	$17,646	$1,493
Second mortgages (4)	222	11,193	9,315	165
HELOC (4)	287	27,051	22,738	—
Total TDR loans	594	$58,543	$49,699	$1,658

TDRs that subsequently defaulted in previous 12 months (4)	Number of Accounts		Unpaid Principal Balance	Increase in Allowance at Subsequent Default
			(Dollars in thousands)
Residential first mortgages	6		$1,212	$69
Second mortgages	11		453	175
HELOC	7		131	—
Total TDR loans	24		$1,796	$244

Six Months Ended June 30, 2014	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
New TDRs	(Dollars in thousands)
Residential first mortgages	71	$19,899	$19,290	$1,320
Second mortgages	206	6,317	6,027	101
HELOC (2)	15	565	471	—
Total TDR loans	292	$26,781	$25,788	$1,421

TDRs that subsequently defaulted in previous 12 months (3)	Number of Accounts		Unpaid Principal Balance	Increase in Allowance at Subsequent Default
	(Dollars in thousands)
Residential first mortgages	2		$281	$28
Second mortgages	13		96	47
HELOC (2)	5		24	—
Total TDR loans	20		$401	$75

Six Months Ended June 30, 2013	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
New TDRs	(Dollars in thousands)
Residential first mortgages	215	$54,492	$46,762	$1,824
Second mortgages (4)	340	15,065	13,067	341
HELOC (4)	290	27,096	22,738	(1)
Total TDR loans	845	$96,653	$82,567	$2,164

TDRs that subsequently defaulted in previous 12 months (4)	Number of Accounts		Unpaid Principal Balance	Increase in Allowance at Subsequent Default
	(Dollars in thousands)
Residential first mortgages	20		$4,893	$1,083
Second mortgages	14		622	368
HELOC	7		131	—
Total TDR loans	41		$5,646	$1,451

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	HELOC post-modification unpaid principal balance reflects write downs.

(3)	Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date.

(4)
New TDRs during the three and six months ended June 30, 2013, include 463 loans for a total of $30.8 million of post modification unpaid principal balance second mortgage and HELOC loans that were reconsolidated as a result of the litigation settlements with MBIA and Assured.

The following table presents impaired loans with no related allowance and with an allowance recorded.

	June 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Consumer loans
Residential first mortgage loans	$64,519	$93,667	$—	$78,421	$130,520	$—
Second mortgage	—	3,752	—	1	3,592	—
HELOC	—	1,148	—	1	1,544	—
Commercial loans
Commercial real estate	432	432	—	1,956	6,427	—
	$64,951	$98,999	$—	$80,379	$142,083	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$355,922	$370,638	$86,917	$341,283	$345,293	$81,764
Second mortgage	29,148	29,189	6,094	24,355	24,355	4,566
Warehouse lending	1,753	1,949	1,753	—	—	—
HELOC	—	—	—	405	405	405
	$386,823	$401,776	$94,764	$366,043	$370,053	$86,735
Total
Consumer loans
Residential first mortgage	$420,441	$464,305	$86,917	$419,704	$475,813	$81,764
Second mortgage	29,148	32,941	6,094	24,356	27,947	4,566
Warehouse lending	1,753	1,949	1,753	—	—	—
HELOC	—	1,148	—	406	1,949	405
Commercial loans
Commercial real estate	432	432	—	1,956	6,427	—
Total impaired loans	$451,774	$500,775	$94,764	$446,422	$512,136	$86,735

The following table presents average impaired loans and the interest income recognized.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$405,004	$2,619	$671,573	$58,111	$409,087	$5,185	$716,311	$147,195
Second mortgage	28,092	326	20,113	299	26,626	549	19,058	608
Warehouse lending	—	—	27	—	—	—	18	—
HELOC	709	(36)	863	23	464	(82)	820	23
Commercial loans
Commercial real estate	1,526	7	62,169	358	1,783	14	73,220	638
Commercial and industrial	—	—	188	—	—	—	139	—
Commercial lease financing	—	—	2,603	—	—	—	1,735	—
Total impaired loans	$435,331	$2,916	$757,536	$58,791	$437,960	$5,666	$811,301	$148,464

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

Commercial Credit Exposure	June 30, 2014
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade
Pass	$430,326	$298,315	$10,017	$738,658
Watch	72,943	3,521	—	76,464
Special mention	865	20,487	—	21,352
Substandard	18,872	7,933	—	26,805
Total loans	$523,006	$330,256	$10,017	$863,279

Consumer Credit Exposure	June 30, 2014
	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total Consumer
	(Dollars in thousands)
Grade
Pass	$1,916,952	$121,286	$527,302	$243,313	$33,106	$2,841,959
Watch	322,804	34,608	118,200	20,462	64	496,138
Special Mention	—	—	4,115	—	—	4,115
Substandard	113,209	1,878	33,641	4,880	194	153,802
Total loans	$2,352,965	$157,772	$683,258	$268,655	$33,364	$3,496,014

Commercial Credit Exposure	December 31, 2013
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade
Pass	$296,983	$192,013	$10,341	$499,337
Watch	26,041	5,534	—	31,575
Special mention	3,802	9,097	—	12,899
Substandard	82,044	543	—	82,587
Total loans	$408,870	$207,187	$10,341	$626,398

Consumer Credit Exposure	December 31, 2013
	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total Consumer
	(Dollars in thousands)
Grade
Pass	$2,031,536	$136,224	$243,017	$262,138	$37,142	$2,710,057
Watch	343,092	30,482	157,500	20,916	127	552,117
Special mention	—	—	23,000	—	—	23,000
Substandard	134,340	2,819	—	6,826	199	144,184
Total loans	$2,508,968	$169,525	$423,517	$289,880	$37,468	$3,429,358

Note 8 – Private-Label Securitization and Variable Interest Entities

The Company previously participated in four private-label securitizations of financial assets involving two HELOC loan transactions and two second mortgage loan transactions. The following private-label securitizations have been reconsolidated or dissolved as a result of settlement agreements. The Company has not engaged in any private-label securitization activity except for these securitizations.

In December 2005, the Company completed the $600.0 million FSTAR 2005-1 HELOC securitization trust. As a result of this securitization, the Company recorded assets of $26.1 million in residual interests. The offered securities in the FSTAR 2005-1 HELOC securitization trust were insured by Assured. Due to the Assured Settlement Agreement, the Company reconsolidated the FSTAR 2005-1 HELOC securitization trust's assets and liabilities. The Company became the primary beneficiary of the FSTAR 2005-1 HELOC securitization trust, which is reflected in the Consolidated Financial Statements as a VIE. The Company elected the fair value option for the assets and liabilities associated with the FSTAR 2005-1 HELOC securitization trust. At June 30, 2014, the Company has a fair value of HELOC loans of $74.1 million and long-term debt of $51.4 million recorded as a VIE associated with the FSTAR 2005-1 HELOC securitization trust.

In December 2006, the Company completed the $302.2 million FSTAR 2006-2 HELOC securitization trust. As a result of this securitization, the Company recorded assets of $11.2 million in residual interests. The offered securities in the 2006-2 HELOC securitization trust were insured by Assured. Due to the Assured Settlement Agreement, the Company reconsolidated the FSTAR 2006-2 HELOC securitization trust's assets and liabilities. The Company became the primary beneficiary of the FSTAR 2006-2 HELOC securitization trust, which is reflected in the Consolidated Financial Statements as a VIE. The Company elected the fair value option for the assets and liabilities associated with the FSTAR 2006-2 HELOC securitization trust. At June 30, 2014, the Company has a fair value of HELOC loan of $72.8 million and long-term debt of $46.4 million recorded as a VIE associated with the FSTAR 2006-2 HELOC securitization trust.

In April 2006, the Company completed the $400.0 million FSTAR 2006-1 mortgage securitization trust involving fixed second mortgage loans that the Company held at the time in its investment securities portfolio. The offered securities in the FSTAR 2006-1 mortgage securitization trust were insured by MBIA. Due to the MBIA Settlement Agreement, the FSTAR 2006-1 mortgage securitization trust was collapsed and the Company transferred the loans associated with the FSTAR 2006-1 mortgage securitization trust. The Company elected the fair value option for the assets associated with the FSTAR 2006-1 mortgage securitization trust. At June 30, 2014, the Company recorded a fair value of $58.7 million of second mortgage loans associated with the FSTAR 2006-1 mortgage securitization trust.

Consolidated VIEs

The beneficial owners of the trusts can look only to the assets of the HELOC securitization trusts for satisfaction of the debt issued by the HELOC securitization trusts and have no recourse against the assets of the Company.

The following table provides a summary of the classifications of consolidated VIE assets and liabilities included in the Consolidated Financial Statements.

	2005-1	2006-2	Total
June 30, 2014	(Dollars in thousands)
HELOC Securitizations
Assets
Cash and cash items	$2,317	$—	$2,317
Loans held-for-investment	74,155	72,778	146,933
Liabilities
Long-term debt	$51,363	$46,359	$97,722
Other liabilities	136	—	136

	2005-1	2006-2	Total
December 31, 2013	(Dollars in thousands)
HELOC Securitizations
Assets
Cash and cash items	$1,129	$—	$1,129
Loans held-for-investment	78,009	77,003	155,012
Liabilities
Long-term debt	$55,172	$50,641	$105,813
Other liabilities	136	—	136

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

Unconsolidated VIEs

The Company has an unconsolidated VIE with which the Company has a significant continuing involvement, but is not the primary beneficiary. In March 2007, the Company completed the $620.9 million FSTAR 2007-1 mortgage securitization trust transaction involving closed-ended, fixed and adjustable rate second mortgage loans and recorded $22.6 million in residual interests and servicing assets. The financial assets were derecognized by the Company upon transfer to the FSTAR 2007-1 mortgage securitization trust, which then issued and sold mortgage-backed securities to third party investors. The Company relinquished control over the loans at the time the financial assets were transferred to the FSTAR 2007-1 mortgage securitization trust and the Company recognized a gain on the sale of the transferred assets. In accordance with the MBIA Settlement Agreement, MBIA will be required to satisfy all of its obligation under the FSTAR 2007-1 insurance policy and related FSTAR 2007-1 obligations without further recourse to the Company. At June 30. 2014, the FSTAR 2007-1 mortgage securitization trust included 3,932 loans, with an aggregate principal balance of $156.0 million.

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

The following table presents the unpaid principal balance of residential loans serviced for others and the number of accounts associated with those loans.

	June 30, 2014		December 31, 2013
	Amount	Number of accounts	Amount	Number of accounts
Residential mortgage servicing
Serviced for others	$25,342,335	127,409	$25,743,396	131,413
Subserviced for others (1)	43,103,393	212,927	40,431,867	198,256
Total residential loans serviced for others (1)	$68,445,728	340,336	$66,175,263	329,669

(1)	Does not include temporary short-term subservicing performed as a result of some sales of servicing.
Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$320,231	$727,207	$284,678	$710,791
Additions from loans sold with servicing retained	68,452	110,612	119,494	237,106
Reductions from bulk sales (1)	(85,317)	(139,302)	(91,215)	(233,739)
Changes in fair value due to (2)
Decrease in MSR value (3)	(6,892)	(31,648)	(11,801)	(69,129)
All other changes in valuation inputs or assumptions (4)	(7,289)	62,150	(11,971)	83,990
Fair value of MSRs at end of period	$289,185	$729,019	$289,185	$729,019

(1)
Includes flow sales related to underlying serviced loans totaling zero and $470.2 million for the three and six months ended June 30, 2014, respectively, compared to no flow sales for the three and six months ended June 30, 2013, respectively.

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
The key economic assumptions used in determining the fair value of those MSRs capitalized during the three and six months ended June 30, 2014 and 2013 periods were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average life (in years)	8.2	6.0	8.0	5.7
Weighted-average constant prepayment rate	11.3%	13.2%	11.7%	14.4%
Weighted-average discount rate	12.4%	8.0%	12.2%	7.9%

The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows.

	June 30, 2014	December 31, 2013
Weighted-average life (in years)	8.2	7.3
Weighted-average constant prepayment rate	9.9%	11.9%
Weighted-average discount rate	12.1%	10.2%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Residential first mortgage loans serviced for others	$17,800	$50,768	$36,734	$104,846
Residential first mortgage loans subserviced for others	5,250	—	10,573	—
Other consumer loans serviced for others	31	73	76	271
Total	$23,081	$50,841	$47,383	$105,117

Note 10 – Derivative Financial Instruments

The Company recognizes all derivative instruments on the Consolidated Statements of Financial Condition at fair value. Generally, these instruments help the Company manage exposure to interest rate risk, mitigate the credit risk inherent in the loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. The following derivative financial instruments were identified and recorded at fair value as of June 30, 2014 and December 31, 2013:

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

The Company manages the risk of overall changes in fair value of loans held-for-sale and rate lock commitments generally by selling forward contracts on securities of Agencies. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Company recognized pre-tax losses of $1.8 million and $7.4 million for the three and six months ended June 30, 2014, respectively, compared to pre-tax gains of $91.9 million and $52.2 million for the three and six months ended June 30, 2013, respectively, on hedging activity relating to loan commitments and loans held-for-sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchases of forward contracts on securities of Fannie Mae and Freddie Mac, the purchase/sale of U.S. Treasury futures contracts and the purchase/sale of euro dollar future contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs and recognized as a component of loan administration. The Company recognized a gain of $5.0 million and a gain of $9.9 million for the three and six months ended June 30, 2014, respectively, compared to losses of $45.2 million and $63.2 million for the three and six months ended June 30, 2013, respectively, on MSR fair value hedging activities.

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

The Company writes and purchases interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated trading derivatives are used primarily to provide derivative products to customers enabling them to manage interest rate risk exposure. Customer-initiated trading derivatives are tailored to meet the needs of the counterparties involved and, therefore, contain a greater degree of credit risk and liquidity risk than exchange-traded contracts, which have standardized terms and readily available price information. The Company mitigates most of the inherent market risk of customer-initiated interest rate swap contracts by entering into offsetting derivative contracts with other counterparties. The offsetting derivative contracts have nearly identical notional values, terms and indices. These limits are established annually and reviewed quarterly. The Company's interest rate swap agreements are structured such that variable payments are primarily based on LIBOR (one-month, three-month or six-month) or prime. Fee income on customer-initiated trading derivatives are earned from entering into various transactions at the request of the customer, primarily interest rate swap contracts. Changes in fair value are recognized in "other noninterest income" on the Consolidated Statements of Income. There were no net gains (losses) recognized in income on customer-initiated derivative instruments for the three and six months ended June 30, 2014 and 2013, respectively.

The Company had the following derivative financial instruments.

	Notional Amount	Fair Value	Expiration Dates
	(Dollars in thousands)
June 30, 2014
Assets (1)
U.S. Treasury and euro dollar futures	$3,744,900	$2,737	2015
Mortgage backed securities forwards	100,000	1,116	2015
Rate lock commitments	2,968,549	50,974	2015
Interest rate swaps	187,507	3,530	Various
Total derivative assets	$7,000,956	$58,357
Liabilities (2)
Forward agency and loan sales	$3,876,303	$28,236	2015
Interest rate swaps	187,507	3,438	Various
Total derivative liabilities	$4,063,810	$31,674
December 31, 2013
Assets (1)
U.S. Treasury and euro dollar futures	$4,300,100	$1,221	2014
Rate lock commitments	1,857,775	10,329	2014
Forward agency and loan sales	2,819,896	19,847	2014
Interest rate swaps	102,448	1,797	Various
Total derivative assets	$9,080,219	$33,194
Liabilities (2)
Mortgage backed securities forwards	$95,000	$1,665	2014
Interest rate swaps	102,448	1,797	Various
Total derivative liabilities	$197,448	$3,462

(1)	Asset derivatives are included in "other assets" on the Consolidated Statements of Financial Condition.

(2)	Liability derivatives are included in "other liabilities" on the Consolidated Statements of Financial Condition.

The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral.

	June 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in thousands)
Assets
U.S. Treasury and euro dollar futures	$7,897	$407	$7,490	$—	$4,753	$2,737
Mortgage backed securities forwards	35,029	—	35,029	1,049	32,864	1,116
Rate lock commitments	51,062	88	50,974	—	—	50,974
Interest rate swaps	5,008	—	5,008	—	1,478	3,530
Total derivative assets	$98,996	$495	$98,501	$1,049	$39,095	$58,357
Liabilities
U.S. Treasury and euro dollar futures	$407	$407	$—	$—	$—	$—
Rate lock commitments	88	88	—	—	—	—
Forward agency and loan sales	28,236	—	28,236	—	—	28,236
Interest rate swaps	3,438	—	3,438	—	—	3,438
Total derivative liabilities	$32,169	$495	$31,674	$—	$—	$31,674

	December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in thousands)
Assets
U.S. Treasury and euro dollar futures	$7,074	$1,701	$5,373	$—	$4,152	$1,221
Rate lock commitments	14,510	4,181	10,329	—	—	10,329
Forward agency and loan sales	20,326	479	19,847	—	—	19,847
Interest rate swaps	3,045	—	3,045	—	1,248	1,797
Total derivative assets	$44,955	$6,361	$38,594	$—	$5,400	$33,194
Liabilities
U.S. Treasury and euro dollar futures	$1,701	$1,701	$—	$—	$—	$—
Mortgage backed securities forwards	13,837	—	13,837	—	(12,172)	1,665
Rate lock commitments	4,181	4,181	—	—	—	—
Forward agency and loan sales	479	479	—	—	—	—
Interest rate swaps	1,797	—	1,797	—	—	1,797
Total derivative liabilities	$21,995	$6,361	$15,634	$—	$(12,172)	$3,462

The Company pledged a total of $40.1 million and $6.8 million of investment securities and cash collateral to counterparties at June 30, 2014 and December 31, 2013, respectively, for derivative activities. The Company pledged $39.1 million and $6.8 million in cash collateral to counterparties at June 30, 2014 and December 31, 2013, respectively, and $1.0 million and zero in investment securities at June 30, 2014 and December 31, 2013, respectively. The cash pledged was restricted and is included in other assets on the Consolidated Statements of Financial Condition. The total collateral pledged is included in assets on the Consolidated Statements of Financial Condition.

Note 11 – Federal Home Loan Bank Advances

The portfolio of Federal Home Loan Bank advances includes floating rate short-term daily adjustable advances and long-term fixed rate advances. The following is a breakdown of the advances outstanding.

	June 30, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Short-term floating rate daily adjustable advances	$4,705	0.42%	$216,000	0.50%
Fixed rate putable advances	1,027,000	0.21%	772,000	0.30%
Total	$1,031,705	0.21%	$988,000	0.34%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Maximum outstanding at any month end	$1,300,000	$2,900,000	$1,300,000	$2,900,000
Average outstanding balance	1,100,436	2,901,101	993,746	3,002,764
Average remaining borrowing capacity	1,667,000	798,755	1,734,000	975,912
Weighted-average interest rate	0.22%	3.34%	0.23%	3.25%

At June 30, 2014, the Company's Federal Home Loan Bank advance final maturity dates includes $882.0 million which mature in 2014, $100.0 million which mature in 2015 and $50.0 million which mature in 2016, compared to $988.0 million all of which mature in 2014 at December 31, 2013.

At June 30, 2014, the Company had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and the Company may access that line to the extent that collateral is provided. At June 30, 2014, the Company had $1.0 billion of advances outstanding and an additional $1.8 billion of collateralized borrowing capacity available at the Federal Home Loan Bank. The advances are collateralized by non-delinquent single-family residential first mortgage loans, loans repurchased with government guarantees, certain other loans and investment securities.

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

	June 30, 2014		December 31, 2013
	(Dollars in thousands)
Junior Subordinated Notes
Floating 3 Month LIBOR (1)
Plus 3.25%, matures 2032	$25,774	3.48%	$25,774	3.50%
Plus 3.25%, matures 2033	25,774	3.48%	25,774	3.49%
Plus 3.25%, matures 2033	25,780	3.48%	25,780	3.50%
Plus 2.00%, matures 2035	25,774	2.23%	25,774	2.24%
Plus 2.00%, matures 2035	25,774	2.23%	25,774	2.24%
Plus 1.75%, matures 2035	51,547	1.98%	51,547	2.00%
Plus 1.50%, matures 2035	25,774	1.73%	25,774	1.74%
Plus 1.45%, matures 2037	25,774	1.68%	25,774	1.69%
Plus 2.50%, matures 2037	15,464	2.73%	15,464	2.74%
Subtotal	$247,435		$247,435
Notes associated with consolidated VIEs
HELOC securitizations
Plus 0.23% (2), matures 2018	51,363		55,172
Plus 0.16% (3), matures 2019	46,359		50,641
Total long-term debt	$345,157		$353,248

(1)	The securities are currently callable by the Company.

(2)	The Notes will accrue interest at a rate equal to the least of (i) one-month LIBOR plus 0.23 percent (ii) the net weighted average coupon, and (iii) 16.00 percent.

(3)
The interest rate for the notes may adjust monthly and will be subject to (i) a cap based on the weighted average of the loan rates on the mortgage loans, minus the rates at which certain fees and expenses of the issuing entity are calculated and minus any required spread and adjusted for actual days and (ii) a fixed cap of 16.00 percent.

Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. At June 30, 2014 and December 31, 2013 the three-month LIBOR interest rate was 0.23 percent and 0.25 percent, respectively. At June 30, 2014, the one-month LIBOR interest rate was 0.16 percent, compared to 0.17 percent at December 31, 2013.

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

The final legal maturities of the long-term debt associated with the VIEs are June 2018 and June 2019, respectively, however these debt agreements have contractual provisions that allow for the debt to be paid off based on the cash flows of the collateral. As of June 30, 2014, the Company's cash flow analysis indicated that the notes are estimated to be paid off by July 2015 for FSTAR 2005-1 (0.23 percent) and June 2016 for FSTAR 2006-2 (0.16 percent). The estimated maturity dates may change going forward as the inputs used (prepayments, defaults, etc.) for the cash flow analysis will likely change. The debt pays interest based on a spread over the 30-day LIBOR interest rate.

Note 13 - Representation and Warranty Reserve

The following table shows the activity in the representation and warranty reserve.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance, beginning of period,	$(48,000)	$(185,000)	$(54,000)	$(193,000)
Provision
Charged to gain on sale for current loan sales	(1,734)	(5,052)	(2,963)	(10,870)
Charged to representation and warranty reserve - change in estimate	(5,226)	(28,940)	(3,554)	(46,336)
Total	(6,960)	(33,992)	(6,517)	(57,206)
Charge-offs, net	4,960	33,992	10,517	65,206
Balance, end of period	$(50,000)	$(185,000)	$(50,000)	$(185,000)

The liability for representation and warranty reserve reflects management's best estimate of probable losses with respect to the Bank's representation and warranty on the mortgage loans it originates and sells into the secondary market. At the time a loan is sold, an estimate of the fair value of such loss associated with the mortgage loans is recorded in representation and warranty reserve in the Consolidated Statements of Financial Condition and charged against the net gain on loan sales in the Consolidated Statement of Operations at the time of the sale. The Company recognizes changes in the liability when additional relevant information becomes available. Changes in the estimate are recorded in representation and warranty reserve - change in estimate on the Consolidated Statement of Operations. Charge-offs are recorded in representation and warranty reserve on the Consolidated Statements of Financial Condition.

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

Note 14 – Stockholders’ Equity

Preferred Stock

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred stock at June 30, 2014 is summarized as follows.

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
	(Dollars in thousands)
Accumulated other comprehensive loss
June 30, 2014
Net unrealized (loss) gain on securities available-for-sale,
U.S. government sponsored agencies	$8,940	$(2,119)	$6,821
Total net unrealized (loss) gain on securities available-for-sale	$8,940	$(2,119)	$6,821
December 31, 2013
Net unrealized (loss) gain on securities available-for-sale,
U.S. government sponsored agencies	$(9,042)	$4,211	$(4,831)
Total net unrealized (loss) gain on securities available-for-sale	$(9,042)	$4,211	$(4,831)

Note 15 – Earnings (Loss) Per Share

Basic earnings (loss) per share, excluding dilution, is computed by dividing earnings (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock or resulted in the issuance of Common Stock that could then share in the earnings of the Company.

The following table sets forth the computation of basic and diluted earnings (loss) per share of Common Stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Net income (loss)	$25,514	$67,203	$(52,909)	$90,810
Less: preferred stock dividend/accretion	—	(1,449)	(483)	(2,887)
Net income (loss) from continuing operations	25,514	65,754	(53,392)	87,923
Deferred cumulative preferred stock dividends	(6,796)	(3,569)	(12,487)	(7,094)
Net income (loss) applicable to Common Stock	$18,718	$62,185	$(65,879)	$80,829
Weighted average shares
Weighted average common shares outstanding	56,230	56,054	56,212	56,014
Effect of dilutive securities
Warrants	315	183	—	217
Stock-based awards	277	182	—	186
Weighted average diluted common shares	56,822	56,419	56,212	56,417
Earnings (loss) per common share
Net income (loss) applicable to Common Stock	$0.33	$1.11	$(1.17)	$1.44
Effect of dilutive securities
Warrants	—	—	—	—
Stock-based awards	—	(0.01)	—	(0.01)
Diluted earnings (loss) per share	$0.33	$1.10	$(1.17)	$1.43

Due to the loss attributable to common stockholders for the six months ended June 30, 2014, the diluted loss per share calculation excludes all Common Stock equivalents, including 1,334,045 shares pertaining to warrants 276,951 shares pertaining to stock based awards, respectively. The inclusion of these securities would be anti-dilutive.

Note 16 – Income Taxes

The provision for income taxes in interim periods requires the Company to make a best estimate of the effective tax rate expected to be applicable for the full year. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

During the three months ended June 30, 2014, the provision for income taxes was $11.9 million, or an effective tax provision rate of 31.8 percent, compared to a benefit for income taxes of $6.1 million, or an effective tax benefit rate of 10.0 percent for the three months ended June 30, 2013. During the six months ended June 30, 2014, the benefit for income taxes was $28.1 million, or an effective tax provision rate of 34.7 percent, compared to a benefit of $6.1 million, or an effective tax benefit of 7.2 percent during the six months ended June 30, 2013. The effective rate for the three and six months ended June 30, 2014 differs from the combined federal and state statutory tax rate due to non-taxable income and expense items, primarily the exclusion of the non-taxable warrant income. The effective rate during the three and six months ended June 30, 2013 differs from the combined statutory rate principally due to the change in valuation allowance for net deferred taxes.

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

Note 17 — Regulatory Matters

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

To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below, as of the date of filing of its quarterly report with the OCC. The Bank is considered “well capitalized” at both June 30, 2014 and December 31, 2013. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table shows the regulatory capital ratios as of the dates indicated. These ratios are applicable to the Bank only.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2014
Tangible capital (to tangible assets)	$1,188,936	12.52%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,188,936	12.52%	$379,741	4.0%	$474,677	5.0%
Tier 1 capital (to risk weighted assets)	1,188,936	23.75%	200,276	4.0%	300,414	6.0%
Total capital (to risk weighted assets)	1,254,445	25.05%	400,552	8.0%	500,690	10.0%
December 31, 2013
Tangible capital (to tangible assets)	$1,257,608	13.97%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,257,608	13.97%	$360,196	4.0%	$450,245	5.0%
Tier 1 capital (to risk weighted assets)	1,257,608	26.82%	187,542	4.0%	281,313	6.0%
Total capital (to risk weighted assets)	1,317,964	28.11%	375,084	8.0%	468,855	10.0%
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

In May 2012, the Bank and its subsidiary, Flagstar Reinsurance Company, were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Pennsylvania, alleging a violation of Section 2607 of the Real Estate Settlement Procedures Act ("RESPA"). Section 2607(a) of RESPA generally prohibits anyone from "accept[ing] any fee, kickback or thing of value pursuant to any agreement or understanding, oral or otherwise, that business related incident to or part of a real estate settlement service involving a federally related mortgage loan shall be referred to any person." Section 2607(b) of RESPA also prohibits anyone from "accept[ing] any portion, split, or percentage of any charge made or received for the rendering of a real estate settlement service in connection with a federally related mortgage loan other than for services actually performed." The lawsuit specifically alleges that the Bank and Flagstar Reinsurance Company violated Section 2607 of RESPA through a captive reinsurance arrangement involving (i) allegedly illegal payments to Flagstar Reinsurance Company for the referral of private mortgage insurance business from the Bank to private mortgage insurers to Flagstar Reinsurance Company and (ii) Flagstar Reinsurance Company's purported receipt of an unlawful split of private mortgage insurance premiums. On January13, 2014, the Bank and Flagstar Reinsurance filed a motion to dismiss the First Amended Complaint based upon the statute of limitations and equitable tolling. The Court granted summary judgment on June 26, 2014, and dismissed the case, but plaintiffs have since filed an appeal in the Circuit Court.

On August 15, 2013, shareholder Kenneth Taylor filed a derivative action in the Circuit Court of Oakland County, Michigan against several current and former members of the Company's Board of Directors and executive officers, including Joseph Campanelli, Michael Tierney, Paul Borja, Todd McGowan, Daniel Landers, Matthew Kerin, Walter Carter, Gregory Eng, Jay Hansen, David Matlin, James Ovenden, Mark Patterson, Michael Shonka, and David Treadwell. The lawsuit requests unspecified monetary damages and purports to seek to remedy defendants’ alleged breaches of fiduciary duties and unjust enrichment from 2011 to present, focusing on the events leading up to the Company's February 24, 2012 settlement with the U.S. Department of Justice, as well as the settlement itself. On October 23, 2013, Joel Rosenfeld filed a second derivative action in the same court alleging similar claims against the same defendants based on the February 24, 2012 settlement, as well as Flagstar’s prior litigation with Assured Guaranty. The Court consolidated the matters and appointed Rosenfeld as lead plaintiff and Rosenfeld’s counsel and lead plaintiffs’ counsel. The plaintiffs then filed a consolidated complaint. The parties have been facilitating the matter and the litigation has been stayed while they do so. A parallel action was filed by Kenneth Taylor on January 24, 2014 in the Federal Court for the Eastern District of Michigan. The Taylor matter was also stayed by the court to allow the parties facilitate.

Litigation Accruals and Other Possible Contingent Liabilities

When establishing an accrual for contingent liabilities, the Company determines a range of potential losses for each matter that is probable to result in a loss and where the amount of the loss can be reasonably estimated. The Company then records the amount it considers to be the best estimate within the range. As of June 30, 2014, the Company's total accrual for contingent liabilities was $83.5 million, which includes the fair value liability relating to the DOJ Agreement and other pending cases.

Contingencies and Commitments

A summary of the contractual amount of significant commitments is as follows.

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Commitments to extend credit
Mortgage loans (interest-rate lock commitments)	$2,968,549	$1,857,775
HELOC trust commitments	78,047	67,060
Other consumer commitments	7,215	7,430
Standby and commercial letters of credit	6,328	7,982
Other commercial commitments	384,734	296,713

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

The Other segment includes the Treasury functions, funding revenue associated with stockholders' equity, the impact of interest rate risk management, the impact of balance sheet funding activities, charges or credits of an unusual or infrequent nature that are not reflective of the normal operations of the operating segments and miscellaneous other expenses of a corporate nature. Treasury functions include administering the investment securities portfolios, balance sheet funding, interest rate risk management and MSR asset valuation, hedging and sales into the secondary market. In addition, the Other segment includes revenue and expenses related to treasury and corporate assets and liabilities and equity not directly assigned or allocated to the Mortgage Originations, Mortgage Servicing or Community Banking operating segments.

The following table presents financial information by business segment for the periods indicated.

	Three Months Ended June 30, 2014
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income	$13,660	$5,754	$37,638	$5,373	$62,425
Net gain (loss) on loan sales	55,435	—	(688)	9	54,756
Representation and warranty reserve - change in estimate	—	(5,226)	—	—	(5,226)
Other noninterest income	14,053	21,393	11,783	5,725	52,954
Total net interest income and noninterest income	83,148	21,921	48,733	11,107	164,909
Provision for loan losses	—	—	(6,150)	—	(6,150)
Asset resolution	(11)	(17,475)	(448)	—	(17,934)
Depreciation and amortization expense	(261)	(1,574)	(1,338)	(2,676)	(5,849)
Other noninterest expense	(46,681)	(12,074)	(36,531)	(2,284)	(97,570)
Total noninterest expense	(46,953)	(31,123)	(44,467)	(4,960)	(127,503)
Income (loss) before federal income taxes	36,195	(9,202)	4,266	6,147	37,406
Provision for federal income taxes	—	—	—	(11,892)	(11,892)
Net income (loss)	$36,195	$(9,202)	$4,266	$(5,745)	$25,514
Intersegment revenue	$1,984	$4,265	$(685)	$(5,564)	$—

Average balances
Loans held-for-sale	$1,407,230	$—	$109,583	$—	$1,516,813
Loans repurchased with government guarantees	—	1,237,491	—	—	1,237,491
Loans held-for-investment	209	—	3,902,662	—	3,902,871
Total assets	1,567,012	1,363,702	3,762,921	3,090,173	9,783,808
Interest-bearing deposits	—	—	5,445,734	—	5,445,734

	Three Months Ended June 30, 2013
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$18,562	$11,023	$41,857	$(24,346)	$47,096
Net gain (loss) on loan sales	149,703	(5,052)	140	—	144,791
Representation and warranty reserve - change in estimate	—	(28,940)	—	—	(28,940)
Other noninterest income	27,222	14,914	1,849	60,123	104,108
Total net interest income (loss) and noninterest income	195,487	(8,055)	43,846	35,777	267,055
Provision for loan losses	—	—	(31,563)	—	(31,563)
Asset resolution	(76)	(18,755)	2,900	10	(15,921)
Depreciation and amortization expense	(162)	(1,622)	(997)	(3,113)	(5,894)
Other noninterest expense	(108,762)	3,636	(41,973)	(5,483)	(152,582)
Total noninterest expense	(109,000)	(16,741)	(71,633)	(8,586)	(205,960)
Income (loss) before federal income taxes	86,487	(24,796)	(27,787)	27,191	61,095
Benefit for federal income taxes	—	—	—	6,108	6,108
Net income (loss)	$86,487	$(24,796)	$(27,787)	$33,299	$67,203
Intersegment revenue	$1,031	$13,098	$544	$(14,673)	$—

Average balances
Loans held-for-sale	$2,551,616	$—	$78,693	$—	$2,630,309
Loans repurchased with government guarantees	—	1,540,798	—	—	1,540,798
Loans held-for-investment	160	—	4,505,910	8,685	4,514,755
Total assets	2,696,915	1,776,743	4,571,505	3,915,782	12,960,945
Interest-bearing deposits	—	—	6,473,247	19,441	6,492,688

	Six Months Ended June 30, 2014
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income	$25,751	$11,199	$72,360	$11,316	$120,626
Net gain (loss) on loan sales	102,873	1	(2,783)	9	100,100
Representation and warranty reserve - change in estimate	—	(3,554)	—	—	(3,554)
Other noninterest income (loss)	26,030	34,533	(1,767)	22,094	80,890
Total net interest income and noninterest income	154,654	42,179	67,810	33,419	298,062
Provision for loan losses	—	—	(118,471)	—	(118,471)
Asset resolution	(29)	(28,271)	(1,142)	—	(29,442)
Depreciation and amortization expense	(505)	(3,147)	(2,391)	(5,566)	(11,609)
Other noninterest expense	(100,170)	(34,937)	(78,643)	(5,803)	(219,553)
Total noninterest expense	(100,704)	(66,355)	(200,647)	(11,369)	(379,075)
Income (loss) before federal income taxes	53,950	(24,176)	(132,837)	22,050	(81,013)
Benefit for federal income taxes	—	—	—	28,104	28,104
Net income (loss)	$53,950	$(24,176)	$(132,837)	$50,154	$(52,909)
Intersegment revenue	$5,785	$9,235	$(2,743)	$(12,277)	$—

Average balances
Loans held-for-sale	$1,313,725	$—	$93,847	$—	$1,407,572
Loans repurchased with government guarantees	—	1,253,547	—	—	1,253,547
Loans held-for-investment	212	—	3,883,386	—	3,883,598
Total assets	1,465,802	1,389,091	3,844,653	2,847,608	9,547,154
Interest-bearing deposits	—	—	5,338,540	—	5,338,540

	Six Months Ended June 30, 2013
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$40,219	$23,050	$85,007	$(45,512)	$102,764
Net gain (loss) on loan sales	292,910	(10,869)	290	—	282,331
Representation and warranty reserve - change in estimate	—	(46,336)	—	—	(46,336)
Other noninterest income	57,744	30,864	11,697	68,602	168,907
Total net interest income and noninterest income (loss)	390,873	(3,291)	96,994	23,090	507,666
Provision for loan losses	—	—	(51,978)	—	(51,978)
Asset resolution	(136)	(37,819)	5,579	10	(32,366)
Depreciation and amortization expense	(299)	(3,178)	(1,937)	(5,884)	(11,298)
Other noninterest expense	(212,801)	(6,090)	(96,285)	(12,146)	(327,322)
Total noninterest expense	(213,236)	(47,087)	(144,621)	(18,020)	(422,964)
Income (loss) before federal income taxes	177,637	(50,378)	(47,627)	5,070	84,702
Benefit for federal income taxes	—	—	—	6,108	6,108
Net income (loss)	$177,637	$(50,378)	$(47,627)	$11,178	$90,810
Intersegment revenue	$2,279	$27,548	$1,519	$(31,346)	$—

Average balances
Loans held-for-sale	$2,771,586	$—	$348,943	$—	$3,120,529
Loans repurchased with government guarantees	—	1,656,872	—	—	1,656,872
Loans held-for-investment	121	—	4,665,837	7,880	4,673,838
Total assets	2,887,982	1,922,587	5,003,324	3,510,844	13,324,737
Interest-bearing deposits	—	—	6,715,808	22,000	6,737,808

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At June 30, 2014, our total assets were $9.9 billion, making us the largest bank headquartered in Michigan and one of the top ten largest savings banks in the United States. Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBC." We are considered a controlled company for NYSE purposes, because MP Thrift Investments, L.P. ("MP Thrift") held approximately 63.3 percent of our common stock as of June 30, 2014.

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

Our Mortgage Originations segment originates or purchases residential first mortgage loans throughout the country and sells them into securitization pools, primarily to Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and Government National Mortgage Association ("Ginnie Mae") (collectively, the "Agencies") or as whole loans. The majority of our total loan originations during the six months ended June 30, 2014 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale to the Agencies. Our revenue primarily consists of net gain on loan sales, loan fees and charges and interest income from residential first mortgage loans held-for-sale. At June 30, 2014, we originated residential first mortgage loans through our wholesale relationships with approximately 800 mortgage brokers and approximately 900 correspondents, which were located in all 50 states. At June 30, 2014, we also operated 32 home loan centers located in 18 states, which primarily originate one-to-four family residential first mortgage loans as part of our Mortgage Originations segment. The combination of our home lending, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential first mortgage loan products. We also originate mortgage loans through referrals from our banking centers, consumer direct call center and our website, www.flagstar.com.

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

Our Community Banking segment revenues include net interest income and fee-based income from community banking services. At June 30, 2014, we operated 106 banking centers in Michigan (of which eight were located in retail stores). Of the 106 banking centers, 70 facilities are owned and 36 facilities are leased. During the six months ended June 30, 2014, we relocated one and closed five banking centers to better align the branch structure with the Company's focus on key market areas and to improve banking center efficiencies. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and businesses. We provide deposit and cash management services to governmental units on a relationship basis. We leverage our banking centers to cross-sell loans, deposit products and insurance and investment services to existing customers and to increase our customer base by attracting new customers. At June 30, 2014, we had a total of $6.6 billion in deposits, including $5.1 billion in retail deposits, $0.8 billion in government deposits and $0.7 billion in company controlled deposits.

At June 30, 2014, we had 2,741 full-time equivalent salaried employees of which 260 were account executives and loan officers.

Recent Developments
Executive Leadership Change

Effective August 4, 2014, Paul Borja, the Company and the Bank's current Chief Financial Officer and Principal Accounting Officer, will assume a new position of Senior Deputy General Counsel in the Company and the Bank's Legal Department. In that role, Mr. Borja will have supervision over legal functions involving mortgage and retail banking; commercial transactions and vendor contracts; and corporate governance, securities and human resources. Prior to joining Flagstar as its Chief Financial Officer, Mr. Borja had been a partner in the Washington, DC office of Kutak Rock LLP, where he practiced in the areas of corporate, banking, securities and tax law. Prior to practicing law, Mr. Borja had practiced as a CPA with KPMG.

Effective August 4, 2014, James K. Ciroli will assume the position of Executive Vice President, Chief Financial Officer and Principal Accounting Officer of both the Company and the Bank, subject to receipt of regulatory non-objection from the Office of the Comptroller of the Currency (the "OCC") and the Board of Governors of the Federal Reserve System (the "Federal Reserve").

For his entire career, Mr. Ciroli, age 49, has worked in a variety of finance roles of increasing responsibility in the financial services sector. Mr. Ciroli comes to the Company from First Niagara Financial Group, Inc., where he served as its Senior Vice President, Corporate Controller and Principal Accounting Officer and supervised a team with responsibility for accounting, treasury operations, regulatory reporting, sourcing, tax and internal controls. Before he joined First Niagara in November 2009, he spent 8 years at Huntington Bancshares Incorporated as Senior Vice President and Assistant Controller. Prior to Huntington, he also held positions of progressive responsibility at KeyCorp in its finance function and at Deloitte and Touche.

Subject to receipt of applicable regulatory approval, Mr. Ciroli’s base salary will be $450,000 annually payable in cash. He will also receive a signing bonus of $100,000 as well as a guaranteed minimum cash bonus for 2014 of $225,000, payable in the first quarter of 2015. Mr. Ciroli will be entitled to an allowance for relocation expenses and to receive such fringe and other benefits and perquisites as are regularly and generally provided to other senior executives of the Company and the Bank, subject to the terms and conditions of any employee benefits plans and other arrangements maintained by the Company and the Bank.

Organizational Restructuring

On January 16, 2014, we completed an organizational restructuring to reduce expenses consistent with our previously communicated strategy of optimizing its cost structure across all business lines. As part of this restructuring initiative, we reduced full-time equivalents by approximately 350 during the first quarter 2014. Including the restructuring completed in the third quarter 2013, we have reduced staffing levels across the organization by approximately 600 full-time equivalents from our September 30, 2013 level.

Sale of Mortgage Servicing Rights

On December 18, 2013, we entered into a definitive agreement to sell $40.7 billion unpaid principal balance (net of write downs) of our mortgage servicing rights ("MSR") portfolio to Matrix Financial Services Corporation ("Matrix"), a wholly owned subsidiary of Two Harbors Investment Corp. Covered under the agreement are certain mortgage loans serviced for both Fannie Mae and Ginnie Mae, originated primarily after 2010. Simultaneously, we entered into an agreement with Matrix to subservice the residential mortgage loans sold to Matrix. As a result, we will receive subservicing income and retain a portion of the ancillary fees to be paid as the subservicer of the loans.

During the second quarter 2014, we had bulk sales of mortgage servicing rights related to $8.8 billion in underlying mortgage loans, of which $4.8 billion was simultaneously entered into an agreement with Two Harbors to subservice the residential mortgage loans covered under the agreement to sell.

Summary of Operations

Our net income applicable to common stock for the three months ended June 30, 2014 was $25.5 million ($0.33 per diluted share), compared to $65.8 million ($1.10 per diluted share), for the three months ended June 30, 2013. Our net loss applicable to common stock for the six months ended June 30, 2014 was $53.4 million ($1.17 loss per share), compared to net income of $87.9 million ($1.43 income per diluted share) for the six months ended June 30, 2013. The change during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was affected to the following factors:

•
Net gain on loan sales decreased $182.2 million for the six months ended June 30, 2014, to $100.1 million, primarily due to lower mortgage volume, consistent with an overall industry production decrease impacted by the current interest rate environment;

•
Provision for loan losses increased by $66.5 million for the six months ended June 30, 2014, to $118.5 million, primarily driven by two changes in estimates: the evaluation of current data related to the loss emergence period and the evaluation of the enhanced risk associated with payment resets relating to interest-only loans;

•
Other noninterest income decreased by $60.9 million for the six months ended June 30, 2014, to a loss of $6.9 million, primarily due to the first quarter 2014 negative fair value adjustment primarily related to performing loans repurchased and the second quarter 2013 income of $49.1 million related to the reconsolidation, at fair value, of the HELOC securitization trusts as a result of a legal settlement;

•
Net loan fees and charges decreased by $25.7 million for the six months ended June 30, 2014, to $37.6 million, primarily due to lower mortgage volume, partially offset by an unanticipated benefit from a contract renegotiation; and

•
Loan administration income decreased $23.0 million for the six months ended June 30, 2014, to $33.5 million, primarily due to lower servicing revenue resulting from the sale of the MSR asset, while retaining subservicing, offset by higher net value of the MSR asset.

These decreases in net income were partially offset by the following factors:

•
Representation and warranty reserve - change in estimate decreased $42.8 million to $3.6 million for the six months ended June 30, 2014, primarily due to the benefit associated with the previously announced settlement agreements with Fannie Mae and Freddie Mac;

•
Legal and professional expense decreased $33.4 million to $11.8 million for the six months ended June 30, 2014, primarily due to lower consulting fees and a decrease in the fair value liability associated with the Department of Justice ("DOJ") settlement arising principally from updating of the related payment schedule within the settlement agreement; and

•	Compensation and benefit expense decreased $27.4 million to $120.8 million for the six months ended June 30, 2014, primarily due to a reduction in headcount.

Selected Financial Ratios
(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Mortgage loans originated (1)	$5,950,650	$10,882,129	$10,817,280	$23,305,492
Other loans originated	$131,602	$67,763	$303,908	$142,503
Mortgage loans sold and securitized	$6,029,817	$11,123,821	$10,504,104	$23,946,700
Interest rate spread – bank only (2)	2.95%	1.46%	2.96%	1.55%
Net interest margin – bank only (3)	3.06%	1.72%	3.05%	1.81%
Interest rate spread – consolidated (2)	2.87%	1.43%	2.87%	1.52%
Net interest margin – consolidated (3)	2.98%	1.66%	2.97%	1.75%
Average common shares outstanding	56,230,458	56,053,922	56,212,422	56,014,126
Average fully diluted shares outstanding	56,822,102	56,419,163	56,212,422	56,417,122
Average interest earning assets	$8,366,703	$11,311,945	$8,099,742	$11,691,470
Average interest paying liabilities	$6,795,144	$9,642,543	$6,580,494	$9,988,671
Average stockholders' equity	$1,381,948	$1,238,787	$1,413,192	$1,206,563
Return on average assets	1.04%	2.03%	(1.12)%	1.32%
Return on average equity	7.38%	21.23%	(7.56)%	14.57%
Efficiency ratio	73.6%	65.3%	87.4%	73.1%
Efficiency ratio (adjusted) (4)	71.3%	68.8%	80.8%	72.4%
Equity/assets ratio (average for the period)	14.12%	9.56%	14.80%	9.06%
Charge-offs to average LHFI (5)	0.78%	6.96%	1.07%	4.88%
Charge-offs, to average LHFI adjusted (5)(6)	0.78%	3.56%	0.94%	3.24%

	June 30, 2014	December 31, 2013	June 30, 2013
Book value per common share	$19.90	$20.66	$17.66
Number of common shares outstanding	56,238,925	56,138,074	56,077,528
Mortgage loans serviced for others	$25,342,335	$25,743,396	$68,320,534
Mortgage loans subserviced for others	$43,103,393	$40,431,865	$—
Weighted average service fee (basis points)	29.2	28.7	29.5
Capitalized value of mortgage servicing rights	1.14%	1.11%	1.07%
Mortgage servicing rights to Tier 1 capital (4)	24.3%	22.6%	52.4%
Ratio of allowance for loans losses to nonperforming LHFI (5)	263.1%	145.9%	94.2%
Ratio of allowance for loan losses to LHFI (5)	7.41%	5.42%	5.75%
Ratio of nonperforming assets to total assets (bank only)	1.54%	1.95%	2.71%
Equity-to-assets ratio	13.95%	15.16%	9.84%
Tier 1 leverage ratio (to adjusted total assets) (6)	12.52%	13.97%	11.00%
Total risk-based capital ratio (to risk-weighted assets) (6)	25.05%	28.11%	25.01%
Number of banking centers	106	111	111
Number of loan origination centers	32	39	40
Number of employees (excludes loan officers and account executives)	2,481	2,894	3,418
Number of loan officers and account executives	260	359	341

(1)	Includes residential first mortgage and second mortgage loans.

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

(6)
Excludes charge-offs of $2.3 million related to the sale of nonperforming and TDR loans, during the six months ended June 30, 2014, and $38.3 million of charge-offs related to the sale of non-performing and TDR loans during both the three and six months ended June 30, 2013, respectively.

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

Net interest income increased to $62.4 million for the three months ended June 30, 2014, as compared to $47.1 million for the three months ended June 30, 2013. The increase for the three months ended June 30, 2014, is primarily due to the repayment of FHLB advances, lower average balances and rates. Net interest income represented 37.9 percent of our total revenue for the three month ended June 30, 2014, compared to 20.6 percent for the three month ended June 30, 2013.

Interest income decreased $13.2 million for the three months ended June 30, 2014 to $71.9 million, compared to $85.1 million during the three months ended June 30, 2013. The decrease in interest income was primarily driven by lower average balances in the mortgage loans available-for-sale and warehouse loans held-for-investment portfolios, primarily due to a decrease in mortgage loan originations during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. This decrease reflects an industry-wide reduction in mortgage loan originations due to slightly higher rates and tightened industry credit standards. The average yield on interest-earning assets increased 42 basis points, to 3.43 percent for the three months ended June 30, 2014 from 3.01 percent for the three months ended June 30, 2013, primarily due to an increase in the average yield on loans held-for-sale.

Interest expense decreased $28.5 million for the three months ended June 30, 2014 to $9.5 million, compared to $38.0 million for the three months ended June 30, 2013, primarily due to the fourth quarter 2013 prepayment of Federal Home Loan Bank advances. Average interest-bearing liabilities decreased $2.8 billion during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to $1.8 billion decrease in average Federal Home Loan Bank advances average balance and $1.0 billion decrease in deposit average balance, as compared to the three months ended June 30, 2013. The average cost of interest-bearing liabilities decreased 102 basis points to 0.56 percent for the three months ended June 30, 2014 from 1.58 percent for the three months ended June 30, 2013. Our interest rate spread was 2.87 percent for the three months ended June 30, 2014, compared to 1.43 percent for the three months ended June 30, 2013.

Our consolidated net interest margin for the three months ended June 30, 2014 was 2.98 percent, as compared to 1.66 percent for the three months ended June 30, 2013. The Bank recorded a net interest margin of 3.06 percent for the three months ended June 30, 2014, as compared to 1.72 percent for the three months ended June 30, 2013.

Net interest income increased to $120.6 million for the six months ended June 30, 2014, as compared to $102.8 million for the six months ended June 30, 2013. The increase for the six months ended June 30, 2014, is primarily due to a $2.0 billion decrease in the average balance of Federal Home Loan Bank advances. Net interest income represented 40.5 percent of our total revenue for the six month ended June 30, 2014, compared to 21.9 percent for the six month ended June 30, 2013.

For the six months ended June 30, 2014, interest income decreased $41.7 million to $138.3 million, compared to $180.0 million during the six months ended June 30, 2013. The decrease in interest income was primarily driven by lower average balances in the mortgage loans available-for-sale and warehouse loans held-for-investment portfolios, primarily due to a decrease in mortgage loan originations during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. This decrease reflects an industry-wide reduction in mortgage loan originations due to slightly higher rates and tightened industry credit standards. The average yield on interest-earning assets increased 33 basis points, to 3.41 percent for the six months ended June 30, 2014 from 3.08 percent for the six months ended June 30, 2013. The average yield on loans held-for-sale increased during the six months ended June 30, 2014 due to rising mortgage rates, while the other assets have continued to decline.

For the six months ended June 30, 2014, interest expense decreased $59.7 million to $17.6 million, compared to $77.3 million for the six months ended June 30, 2013, primarily due to the fourth quarter 2013 prepayment of Federal Home Loan Bank advances. Average interest-bearing liabilities decreased $3.4 billion during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to $2.0 billion decrease in the average Federal Home Loan Bank advances average balance and $1.4 billion decrease in average balance of deposits. The average cost of interest-bearing liabilities decreased 102 basis points to 0.54 percent for the six months ended June 30, 2014 from 1.56 percent for the six months ended June 30, 2013. Our interest rate spread was 2.87 percent for the six months ended June 30, 2014, compared to 1.52 percent for the six months ended June 30, 2013.

Our consolidated net interest margin was 2.97 percent for the six months ended June 30, 2014, compared to 1.75 percent the six months ended June 30, 2013. The Bank recorded a net interest margin of 3.05 percent for the six months ended June 30, 2014, compared to 1.81 percent for the six months ended June 30, 2013.

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

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$1,516,813	$15,783	4.16%	$2,630,309	$22,202	3.38%
Loans repurchased with government guarantees	1,237,491	7,970	2.58%	1,540,798	13,220	3.43%
Loans held-for-investment
Consumer loans (1)	3,084,197	30,829	3.99%	3,845,503	39,230	4.08%
Commercial loans (1)	818,674	7,328	3.54%	669,253	7,079	4.18%
Loans held-for-investment	3,902,871	38,157	3.90%	4,514,756	46,309	4.10%
Investment securities available-for-sale or trading	1,541,215	9,885	2.57%	240,296	1,838	3.06%
Interest-earning deposits and other	168,313	118	0.28%	2,385,786	1,489	0.25%
Total interest-earning assets	8,366,703	71,913	3.43%	11,311,945	85,058	3.01%
Other assets	1,417,105			1,649,000
Total assets	$9,783,808			$12,960,945
Interest-Bearing Liabilities
Demand deposits	$426,458	$147	0.14%	$395,137	$205	0.21%
Savings deposits	3,010,108	4,396	0.59%	2,627,166	4,753	0.73%
Money market deposits	265,250	123	0.19%	345,694	223	0.26%
Certificates of deposit	945,622	1,747	0.74%	2,353,775	5,338	0.91%
Total retail deposits	4,647,438	6,413	0.55%	5,721,772	10,519	0.74%
Demand deposits	155,286	153	0.39%	114,707	115	0.40%
Savings deposits	301,243	397	0.53%	169,122	122	0.29%
Certificates of deposit	341,767	276	0.32%	413,177	457	0.44%
Total government deposits	798,296	826	0.41%	697,006	694	0.40%
Wholesale deposits	—	—	—%	73,910	935	5.07%
Total deposits	5,445,734	7,239	0.53%	6,492,688	12,148	0.75%
Federal Home Loan Bank advances	1,100,437	600	0.22%	2,901,102	24,171	3.34%
Other	248,973	1,649	2.66%	248,753	1,643	2.65%
Total interest-bearing liabilities	6,795,144	9,488	0.56%	9,642,543	37,962	1.58%
Other liabilities (2)	1,606,716			2,079,615
Stockholders’ equity	1,381,948			1,238,787
Total liabilities and stockholders' equity	$9,783,808			$12,960,945
Net interest-earning assets	$1,571,559			$1,669,402
Net interest income		$62,425			$47,096
Interest rate spread (3)			2.87%			1.43%
Net interest margin (4)			2.98%			1.66%
Ratio of average interest-earning assets to interest-bearing liabilities			123.1%			117.3%

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

(2)	Includes company controlled deposits that arise due to the servicing of loans for others, which do not bear interest.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate

Interest-Earning Assets
Loans held-for-sale	$1,407,572	$29,435	4.18%	$3,120,529	$49,010	3.14%
Loans repurchased with government guarantees	1,253,547	15,914	2.54%	1,656,872	28,225	3.41%
Loans held-for-investment
Consumer loans (1)	3,132,076	61,707	3.94%	3,990,157	81,914	4.12%
Commercial loans (1)	751,522	13,523	3.58%	683,681	14,531	4.23%
Loans held-for-investment	3,883,598	75,230	3.87%	4,673,838	96,445	4.13%
Investment securities available-for-sale or trading	1,358,276	17,423	2.57%	294,112	3,932	2.67%
Interest-earning deposits and other	196,749	262	0.27%	1,946,119	2,435	0.25%
Total interest-earning assets	8,099,742	138,264	3.41%	11,691,470	180,047	3.08%
Other assets	1,447,412			1,633,267
Total assets	$9,547,154			$13,324,737
Interest-Bearing Liabilities
Demand deposits	$423,086	$291	0.14%	$391,820	$444	0.23%
Savings deposits	2,941,213	7,727	0.53%	2,472,870	9,033	0.74%
Money market deposits	272,694	249	0.18%	366,581	553	0.30%
Certificates of deposit	966,181	3,558	0.74%	2,641,070	11,846	0.90%
Total retail deposits	4,603,174	11,825	0.52%	5,872,341	21,876	0.75%
Demand deposits	138,795	254	0.37%	106,619	220	0.42%
Savings deposits	255,489	609	0.48%	238,581	479	0.40%
Certificates of deposit	339,405	508	0.30%	442,347	1,151	0.52%
Total government deposits	733,689	1,371	0.38%	787,547	1,850	0.47%
Wholesale deposits	1,677	31	3.76%	77,921	1,930	4.99%
Total Deposits	5,338,540	13,227	0.50%	6,737,809	25,656	0.77%
Federal Home Loan Bank advances	993,746	1,134	0.23%	3,002,764	48,332	3.25%
Other	248,208	3,277	2.66%	248,098	3,295	2.68%
Total interest-bearing liabilities	6,580,494	17,638	0.54%	9,988,671	77,283	1.56%
Other liabilities (2)	1,553,468			2,129,503
Stockholders’ equity	1,413,192			1,206,563
Total liabilities and stockholders' equity	$9,547,154			$13,324,737
Net interest-earning assets	$1,519,248			$1,702,799
Net interest income		$120,626			$102,764
Interest rate spread (3)			2.87%			1.52%
Net interest margin (4)			2.97%			1.75%
Ratio of average interest-earning assets to interest-bearing liabilities			123.1%			117.0%

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

	Three Months Ended June 30,
	2014 Versus 2013 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$2,979	$(9,398)	$(6,419)
Loans repurchased with government guarantees	(2,648)	(2,602)	(5,250)
Loans held-for-investment
Consumer loans (1)	(636)	(7,765)	(8,401)
Commercial loans (2)	(1,314)	1,563	249
Total loans held-for-investment	(1,950)	(6,202)	(8,152)
Securities available-for-sale or trading	(1,902)	9,949	8,047
Interest-earning deposits and other	16	(1,387)	(1,371)
Total other interest-earning assets	$(3,505)	$(9,640)	$(13,145)
Interest-Bearing Liabilities
Demand deposits	$(74)	$16	$(58)
Savings deposits	(1,052)	695	(357)
Money market deposits	(48)	(52)	(100)
Certificates of deposits	(388)	(3,203)	(3,591)
Total retail deposits	(1,562)	(2,544)	(4,106)
Demand deposits	(3)	41	38
Savings deposits	179	96	275
Certificates of deposits	(102)	(79)	(181)
Total government deposits	74	58	132
Wholesale deposits	2	(937)	(935)
Total deposits	(1,486)	(3,423)	(4,909)
Federal Home Loan Bank advances	(8,535)	(15,036)	(23,571)
Other	5	1	6
Total interest-bearing liabilities	$(10,016)	$(18,458)	$(28,474)
Change in net interest income	$6,511	$8,818	$15,329

(1)	Consumer loans include residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and commercial lease financing loans.

	Six Months Ended June 30,
	2014 Versus 2013 Increase (Decrease) Due to:
	Rate	Volume	Total

Interest-Earning Assets
Loans held-for-sale	$7,322	$(26,897)	$(19,575)
Loans repurchased with government guarantees	(5,440)	(6,871)	(12,311)
Loans held-for-investment
Consumer loans (1)	(2,531)	(17,676)	(20,207)
Commercial loans (2)	(2,442)	1,434	(1,008)
Total loans held-for-investment	(4,973)	(16,242)	(21,215)
Securities available-for-sale or trading	(741)	14,232	13,491
Interest-earning deposits and other	32	(2,205)	(2,173)
Total other interest-earning assets	$(3,800)	$(37,983)	$(41,783)
Interest-Bearing Liabilities
Demand deposits	$(189)	$36	$(153)
Savings deposits	(3,031)	1,725	(1,306)
Money market deposits	(161)	(143)	(304)
Certificates of deposit	(713)	(7,575)	(8,288)
Total retail deposits	(4,094)	(5,957)	(10,051)
Demand deposits	(33)	67	34
Savings deposits	96	34	130
Certificates of deposit	(373)	(270)	(643)
Total government deposits	(310)	(169)	(479)
Wholesale deposits	5	(1,904)	(1,899)
Total deposits	(4,399)	(8,030)	(12,429)
Federal Home Loan Bank advances	(14,551)	(32,647)	(47,198)
Other	(19)	1	(18)
Total interest-bearing liabilities	$(18,969)	$(40,676)	$(59,645)
Change in net interest income	$15,169	$2,693	$17,862

(1)	Consumer loans include residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and commercial lease financing loans.

Provision for Loan Losses

The provision for loan losses reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.

The provision for loan losses was $6.2 million for the three months ended June 30, 2014, a decrease from $31.6 million for the three months ended June 30, 2013. The decrease in the provision for loan losses during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was primarily due to lower net charge-offs experienced during the three months ended June 30, 2014.

During the six months ended June 30, 2014, the provision for loan losses was $118.5 million, as compared to $52.0 million during the six months ended June 30, 2013. The increase in the provision during the six months ended June 30, 2014, was primarily driven by two changes in estimates: the evaluation of current data related to the loss emergence period and the evaluation of the risk associated with payment resets relating to the interest-only loans.

The loss emergence period is an assumption within our model and represents the average amount of time between when the loss event first occurs and when the specific loan is charged-off. The time period starts when the borrower first begins to experience financial difficulty (generally, the initial occurrence of a 30-day delinquency) and continues until the actual loss becomes visible to us (generally, upon charge-off). We analyzed our recent data including early stage delinquency, the increase in charge-offs for the first quarter 2014, continued emergence of nonperforming loans and our assessment of the time from first delinquency to charge-off. As a result, we qualitatively determined that our estimate of the average loss emergence period has lengthened. This change resulted in an increase to the allowance for loan loss that reflects our updated estimate of probable losses inherent in the portfolio.
In addition, during the first quarter 2014 certain loans in our interest-only residential first mortgage and HELOC loan portfolios began to reset. At the point of reset, the borrower’s monthly payment will increase upon inclusion of repayments of principal and may increase as a result of changes in interest rates. The payment reset increases could give rise to a "payment shock" i.e. a sudden and significant increase in the borrower’s monthly payment. For instance, as of March 31, 2014 we estimated an average payment shock for borrowers with resets in 2014 of approximately 70 percent (i.e. their total monthly payments increase by 70 percent). The extent of the payment shock may increase the likelihood that a borrower could default.
Net charge-offs for the three months ended June 30, 2014 totaled $7.2 million, compared to $78.6 million for the three months ended June 30, 2013. The decrease was primarily due to lower levels of impaired loans along with overall improvement in the value of the underlying collateral for impaired assets. As a percentage of the average loans held-for-investment, annualized net charge-offs for the three months ended June 30, 2014 decreased to 0.78 percent from 6.96 percent for the three months ended June 30, 2013, primarily due to lower levels of impaired loans along with overall improvement in the value of the underlying collateral for impaired assets.

Net charge-offs for the six month period ended June 30, 2014 totaled $19.5 million, compared to $114.0 million during the six months ended June 30, 2013. The decrease was primarily due to lower net losses on bulk sales, lower levels of nonperforming loans and continuing improvements in the underlying collateral values. As a percentage of the average loans held-for-investment, annualized net charge-offs for the six months ended June 30, 2014 decreased to 1.07 percent from 4.88 percent during the six months ended June 30, 2013, primarily attributable to lower net losses on sales, lower levels of nonperforming loans and continuing improvements in the underlying collateral values.

The allowance for loan losses increased to $306.0 million at June 30, 2014, as compared to $207.0 million at December 31, 2013, due to the increase in the provision for loan losses.

See the section captioned "Allowance for Loan Losses" in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The following table sets forth the components of our noninterest income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Loan fees and charges	$25,301	$29,916	$37,611	$63,276
Deposit fees and charges	5,279	5,193	10,042	10,339
Net gain on loan sales	54,756	144,791	100,100	282,331
Loan administration	13,915	36,157	33,499	56,513
Net transaction costs on sales of mortgage servicing rights	(2,726)	(4,264)	857	(8,483)
Net gain on sale of assets	3,537	1,064	5,752	2,022
Total other-than-temporary impairment loss	—	(8,789)	—	(8,789)
Net impairment losses recognized in earnings	—	(8,789)	—	(8,789)
Representation and warranty reserve – change in estimate	(5,226)	(28,940)	(3,554)	(46,336)
Other noninterest (loss) income	7,648	44,831	(6,871)	54,029
Total noninterest income	$102,484	$219,959	$177,436	$404,902

Total noninterest income was $102.5 million during the three months ended June 30, 2014, which was a $117.5 million decrease from $220.0 million of noninterest income during the three months ended June 30, 2013. The decrease during the three months ended June 30, 2014, was primarily due to the decrease in net gain on loan sales, other noninterest income, and loan administration, partially offset by a decrease in representation and warranty reserve - change in estimate. During the six months ended June 30, 2014, total noninterest income decreased to $177.4 million, from $404.9 million of noninterest income during the six months ended June 30, 2013. The changes during the six months ended June 30, 2014, were primarily due to decreases in net gain on loan sales, other noninterest income, loan fees and charges and loan administration, partially offset by a decrease in representation and warranty reserve - change in estimate.

Loan fees and charges. Our Mortgage Originations and Community Banking segments both earn loan origination fees and collect other charges in connection with originating residential first mortgages, commercial loans and other consumer loans held-for-sale and held-for-investment. For the three months ended June 30, 2014 loan fees and charges decreased to $25.3 million, as compared to $29.9 million for the three months ended June 30, 2013. The decrease in loan fees and charges during the three months ended June 30, 2014, is primarily due to a decrease in total loan originations to $6.1 billion, compared to $10.9 billion during the three months ended June 30, 2013, partially offset by a $10.0 million unanticipated benefit from a contract renegotiation. Loan fees and charges during the six months ended June 30, 2014 were $37.6 million, compared to $63.3 million recorded during the six months ended June 30, 2013. Total loan originations during the six months ended June 30, 2014 were $11.1 billion, compared to $23.4 billion during the six months ended June 30, 2013. Commercial loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. We account for substantially all residential first mortgage originations as held-for-sale using the fair value method and no longer apply deferral of non-refundable fees and costs to those loans.

Net gain on loan sales. Our Mortgage Originations segment records income it generates from the origination of residential first mortgage loans. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans originated for sale and the fair value of these loans, net of related selling expenses. Net gain on loan sales is increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments, increases to the representation and warranty reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Historically, pricing competition on mortgage loans is lower in periods of low or decreasing interest rates, due to higher consumer demand usually evidenced by higher loan origination levels, resulting in higher spreads on origination. Conversely, pricing competition increases when interest rates rise, which generally reduces consumer demand, thus decreasing spreads on origination and compressing gain on sale. Increases or decreases in competition may also arise as competitors enter and/or leave the loan origination market.

The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period.

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(Dollars in thousands)
Net gain on loan sales	$54,756	$45,342	$44,790	$75,073	$144,791
Mortgage rate lock commitments (gross)	$8,187,881	$6,039,871	$6,481,782	$8,340,000	$12,353,000
Loans sold and securitized	$6,029,817	$4,474,287	$6,783,212	$8,344,797	$11,123,821
Net margin on loan sales	0.91%	1.01%	0.66%	0.90%	1.30%
Mortgage rate lock commitments (fallout adjusted) (1)	$6,693,366	$4,853,637	$5,298,728	$6,605,432	$9,837,573
Net margin on mortgage rate lock commitments (fallout adjusted) (1)	0.82%	0.93%	0.85%	1.14%	1.47%

(1)
Fallout adjusted locks are mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

The decrease in net gain on loan sales for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to a decrease in loan origination volume. For the three months ended June 30, 2014, the gross mortgage rate-lock commitments of $8.2 billion decreased, compared to $12.4 billion in the three months ended June 30, 2013, primarily due to increased mortgage interest rates and lower mortgage loan production consistent with industry trends. Loan sales correspondingly decreased to $6.0 billion during three months ended June 30, 2014, compared to $11.1 billion in loan sales for the three months ended June 30, 2013.

Net gain on loan sales decreased during the six months ended June 30, 2014, from the six months ended June 30, 2013. Loan sales decreased to $10.5 billion in loans during the six months ended June 30, 2014, compared to $23.9 billion sold in the six months ended June 30, 2013. For the six months ended June 30, 2014, the mortgage rate lock commitments decreased to $14.2 billion, compared to $24.5 billion in the six months ended June 30, 2013. The decrease in gain on loan sales was primarily due to a lower volume of mortgage rate lock commitments and a lower gain on sale margin, reflecting lower base production margin.

The net gain on loan sale includes changes in amounts related to derivatives and provisions to representation and warranty reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to losses of $1.8 million and $7.4 million for the three and six months ended June 30, 2014, respectively, compared to gains of $91.9 million and $52.2 million during the three and six months ended June 30, 2013, respectively. The provision for representation and warranty reserve included in net gain on loan sales reflects our initial estimate of losses on probable mortgage repurchases arising from current loan sales and amounted to $1.7 million and $3.0 million for the three and six months ended June 30, 2014, respectively, compared to $5.1 million and $10.9 million during the three and six months ended June 30, 2013, respectively.

Loan administration. When our Mortgage Originations segment sells mortgage loans in the secondary market, we usually retain the right to continue to service these loans and earn a servicing fee, also referred to herein as loan administration income. Our mortgage servicing rights ("MSRs") are accounted for utilizing the fair value method with changes in fair value recorded as a component of net gain (loss) on mortgage servicing rights and related hedging instruments.

The following table summarizes loan administration income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Income on mortgage servicing
Servicing fees, ancillary income and charges (1)	$17,831	$50,841	$36,810	$105,117
Subservicing fees, ancillary income and charges	5,250	—	10,573	—
Fair value adjustments	(14,181)	30,503	(23,773)	14,862
Gain (loss) on hedging activity	5,015	(45,187)	9,889	(63,466)
Total net loan administration income	$13,915	$36,157	$33,499	$56,513

(1)	Includes the servicing fees, ancillary income and charges on other consumer mortgage servicing.

The decrease in loan administration income during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013 was primarily due to a decline in the MSR asset as a result of MSR sales. Subservicing fees, ancillary income and charges on our residential first mortgage servicing decreased during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily the result of MSR bulk sales in the fourth quarter 2013, which we simultaneously entered into an agreement to subservice the residential mortgage loans and the second quarter 2014 bulk sales sold on a servicing released basis. During the three months ended June 30, 2014, we had $8.8 billion in sales of mortgage servicing rights on a bulk basis and $0.1 billion sales on a mortgage servicing released basis. During the three months ended June 30, 2013, we had $12.7 billion in sales of mortgage servicing rights on a bulk basis and $0.1 billion sales on a mortgage servicing released basis. We had no sales on a flow basis during the three months ended June 30, 2014 and 2013, respectively. The total unpaid principal balance of loans serviced for others at June 30, 2014 was $25.3 billion, compared to $68.3 billion at June 30, 2013. The total unpaid principal balance of loans subserviced for others at June 30, 2014 was $43.1 billion, compared to zero at June 30, 2013.

Loan administration income was $33.5 million for the six months ended June 30, 2014, compared to $56.5 million during the six months ended June 30, 2013. The decrease was primarily due to a decline in the MSR asset as a result of MSR sales. Subservicing fees, ancillary income and charges on our residential first mortgage servicing decreased during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily the result of MSR bulk sales in the fourth quarter 2013, which we simultaneously entered into an agreement to subservice the residential mortgage loans and the second quarter 2014 MSR bulk sale sold on a servicing released basis. During the six months ended June 30, 2014, we sold mortgage servicing rights on a bulk basis associated with underlying mortgage loans totaling $8.8 billion and $0.1 billion on a servicing released basis. During the six months ended June 30, 2013, we sold mortgage servicing rights on a bulk basis associated with underlying mortgage loans totaling $23.4 billion and $0.2 billion on a mortgage servicing released basis. We had $470.2 million of sales on a flow basis during the six months ended June 30, 2014, compared to no sales on a flow basis during the six months ended June 30, 2013. The total unpaid principal balance of loans serviced for others at June 30, 2014 was $25.3 billion, compared to $25.7 billion at December 31, 2013. The total unpaid principal balance of loans subserviced for others at June 30, 2014 was $43.1 billion, compared to $40.4 billion at December 31, 2013.

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

For the three months ended June 30, 2014, we recorded costs related to sales of MSRs of $2.7 million, compared to an expense of $4.3 million for the three months ended June 30, 2013. During the three months ended June 30, 2014, we sold $8.8 billion of mortgage servicing rights on a bulk basis or on a mortgage servicing released basis (i.e., sold together with the sale of the underlying loans), compared to $12.7 billion of underlying mortgage loans, and sold servicing rights with respect to $0.1 billion of mortgage loans when we sold the underlying loans on a servicing released basis during the three months ended June 30, 2013.

We recorded income on sales of MSRs of $0.9 million for the six months ended June 30, 2014, compared to costs of $8.5 million recorded for the six months ended June 30, 2013. During the six months ended June 30, 2014, we sold $8.8 billion of servicing rights on a bulk basis associated with underlying mortgage loans and $119.5 billion on a servicing released basis

(i.e., sold together with the sale of the underlying loans). During the six months ended June 30, 2013, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $23.4 billion and on a servicing released basis totaling $0.2 billion. The decrease in costs for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, reflects a release of hold back reserves related to bulk sales during the six months ended June 30, 2014.

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

Estimating the balance of the representation and warranty reserve involves using assumptions regarding future repurchase request volumes, probable loss severity on these requests and claims appeal success rates. The assumptions used to estimate the representation and warranty reserve contain a level of uncertainty and risk that could have a material impact on the reserve balance if they differ from actual results. For instance, to illustrate the sensitivity of the reserve to adverse changes, if the expected levels of demands in the model assumptions increased or decreased by 20.0 percent at June 30, 2014, the result would be a $6.5 million increase or decrease in the representation and warranty reserve balance. If our loss severity rate increased or decreased by 20.0 percent at June 30, 2014, the result would be a $7.5 million increase or decrease in the representation and warranty reserve balance. In order to estimate the sensitivity of the representation and warranty reserve to a particular factor, the factors were varied within the model while keeping the other variables constant. For example, when estimating the impact to the representation and warranty reserve due to a change in expected levels of demands, the level of expected demands for each vintage within the model varied by the same percentage, holding other factors constant.

During the three months ended June 30, 2014, we increased the reserves of $5.2 million, compared to an addition to the reserve of $28.9 million during the three months ended June 30, 2013. The decrease in expense during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013 was primarily due to lower loss rates following the settlements with both Fannie Mae and Freddie Mac.

During the six months ended June 30, 2014, we recorded an addition to the reserve of $3.6 million, as compared to the $46.3 million recorded in the six months ended June 30, 2013. The decrease from the six months ended June 30, 2013 is primarily due to lower loss rates following the settlement with Fannie Mae and Freddie Mac.

Other noninterest income. Other noninterest income includes certain miscellaneous fees, including dividends received on Federal Home Loan Bank stock and our fair value adjustment relating to the loans held-for-investment carried under the fair value option.

Other noninterest income decreased during the three months ended June 30, 2014 to $7.6 million, compared to $44.8 million for the three months ended June 30, 2013. The decrease was primarily due to fair value adjustments related to loans held-for-investment carried under the fair value option.

During the six months ended June 30, 2014, other noninterest income decreased to a loss of $6.9 million compared to income of $54.0 million during the six months ended June 30, 2013. The decrease included a negative fair value adjustment primarily related to performing loans repurchased recorded during the six months ended June 30, 2014 and a $44.1 million fair value adjustment related to the Assured settlement agreement and a loss of $7.2 million related to the MBIA settlement agreement during the six months ended June 30, 2013.

Noninterest Expense

The following table sets forth the components of our noninterest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Compensation and benefits	$55,218	$70,935	$120,788	$148,144
Commissions	8,532	15,402	15,752	32,863
Occupancy and equipment	19,383	22,198	39,793	41,574
Asset resolution	17,934	15,921	29,442	32,366
Federal insurance premiums	6,758	7,791	11,769	19,031
Loan processing expense	8,199	15,389	15,934	32,500
Legal and professional expense	(2,062)	16,390	11,840	45,229
Other noninterest expense	7,391	10,371	15,286	19,279
Total noninterest expense	$121,353	$174,397	$260,604	$370,986
Efficiency ratio (1)	73.6%	65.3%	87.4%	73.1%
Efficiency ratio (adjusted) (2)	71.3%	68.8%	80.8%	72.4%

(1)	Total operating and administrative expenses divided by the sum of net interest income and noninterest income.

(2)	Based on efficiency ratios as calculated, less representation and warranty reserve - change in estimate and significant one-time items; "Use of Non-GAAP Financial Measures."

The 30.4 percent decrease in total noninterest expense for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to decreases in compensation and benefits, commissions, legal and professional expense and loan processing expense. During the six months ended June 30, 2014, total noninterest expense decreased to $260.6 million, from $371.0 million of noninterest expense during the six months ended June 30, 2013. The decrease during the six months ended June 30, 2014, were primarily due to decreases in legal and professional expenses, compensation and benefits, commissions and loan processing expense.

Compensation and benefits. The $15.7 million decrease in compensation and benefits expense for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to the completion of the previously announced staff reductions and related incentive and personnel expenses. For the six months ended June 30, 2014, compared to the six months ended June 30, 2013, compensation and benefits expense decreased $27.4 million primarily attributable to a reduction in our headcount. Our full-time equivalent non-commissioned salaried employees decreased from 3,418 at June 30, 2013 to 2,481 at June 30, 2014. The decrease in our full-time equivalent non-commissioned salaried employees was primarily due to the organization restructuring that was previously announced in January 2014.

Commissions. Commissions expense, which is a variable cost associated with loan originations, totaled $8.5 million, equal to 14 basis points of total loan originations during the three months ended June 30, 2014, compared to $15.4 million, equal to 14 basis points of total loan originations in the three months ended June 30, 2013. The decrease in commissions was primarily due to the decrease in loan originations for the three months ended June 30, 2014. Loan originations decreased to $6.1 billion for the three months ended June 30, 2014 from $10.9 billion for the three months ended June 30, 2013.

During the six months ended June 30, 2014, commission expense totaled $15.8 million, equal to 14 basis points of total loan originations, compared to $32.9 million, equal to 14 basis points of total loan originations in the six months ended June 30, 2013. The decrease in commissions is primarily due to a decrease in loan originations during the six months ended June 30, 2014. Loan originations decreased to $11.1 billion for the six months ended June 30, 2014 from $23.4 billion in the six months ended June 30, 2013.

Federal insurance premiums. Our federal insurance expense decreased for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, our federal insurance premiums were $11.8 million, compared to $19.0 million for the six months ended June 30, 2013. The $7.2 million decrease was primarily due to a decrease in our assessment rate and our assessment base. The decrease in the assessment rate was due to a reduction in higher risk assets. The reduction in the assessment base was caused primarily by a decrease in the average total assets from the six months ended June 30, 2013, compared to the six months ended June 30, 2014.

Loan processing expense. Loan processing expense decreased to $8.2 million for the three months ended June 30, 2014, compared to $15.4 million for the three months ended June 30, 2013, primarily due to $4.8 billion decrease in loan originations. During the six months ended June 30, 2014 loan processing expense decreased to $15.9 million, compared to $32.5 million for the six months ended June 30, 2013, primarily due to a $12.3 billion decrease in loan originations.

Legal and professional expense. Legal and professional expense decreased by $18.5 million during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily driven by the change due to the estimated timing of payments impacting the fair value of the liability associated with the DOJ settlement and a decrease in consulting expense.

During the six months ended June 30, 2014 legal and professional expense decreased to $11.8 million, compared to $45.2 million for the six months ended June 30, 2013. The decrease was primarily due a decrease in consulting expense and a change due to the estimated timing of payments impacting the fair value of the liability associated with the DOJ settlement.

Efficiency Ratio

The efficiency ratio generally measures how effective the company is operating, measured by dividing noninterest expense by total revenues (net interest income plus noninterest income). Given the significant amount of one-time items that flow through our noninterest expense and noninterest income, we show our efficiency ratio on an adjusted basis as well. Our unadjusted efficiency ratio increased to 73.6 percent during the three months ended June 30, 2014, as compared to 65.3 percent during the three months ended June 30, 2013. Our unadjusted efficiency ratio increased to 87.4 percent during the six months ended June 30, 2014, compared to 73.1 percent during the six months ended June 30, 2013. The increase in our efficiency ratio for the three and six months ended June 30, 2014, compared to three and six months ended June 30, 2013 was driven primarily by the reasons described above.

Provision for Federal Income Taxes

During the three and six months ended June 30, 2014, our effective tax rate was a provisions of 31.8 percent and a benefit of 34.7 percent, respectively, compared to a benefit of 10.0 percent and 7.2 percent for the three and six months ended June 30, 2013, respectively. See Note 16 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

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

The business model emphasizes the delivery of a complete set of mortgage and banking products and services, and is distinguished by local delivery, customer service and product pricing. We have four major operating segments: Mortgage Originations, Mortgage Servicing, Community Banking and Other. The Mortgage Originations segment originates, acquires and sells mortgage loans. The origination and acquisition of mortgage loans is the majority of the lending activity. Mortgage loans are originated through home loan centers, a direct to consumer call center, the Internet, wholesale brokers and correspondents. The net interest income and the gains from sales associated with these loans are recognized in the Mortgage Originations segment. The Mortgage Servicing segment services mortgage loans on a fee basis for others, residential mortgages held-for-investment by the Community Banking segment, and mortgage servicing rights held by the Other segment. The Community Banking segment originates loans and collects deposits from consumer and business customers through the Commercial, Business and Government, Branch Banking, and Loans Held-for-Investment Portfolio groups. Products offered through these groups include checking accounts, savings accounts, money market accounts, certificates of deposit, investment and insurance services, consumer loans and commercial loans. Other financial services available to consumer and commercial customers include lines of credit, revolving credit, customized treasury management solutions, equipment leasing, inventory and accounts receivable lending and capital markets services such as interest rate risk protection products. The Other segment includes corporate treasury, income and expense impact of equity and cash, the effect of eliminations of transactions between segments, taxes not assigned to specific operating segments, charges or credits of unusual or infrequent nature that are not reflective of the normal operations of the operating segments and miscellaneous other expenses of a corporate nature. Corporate treasury functions include investment securities portfolio administration, balance sheet funding, interest rate risk management, MSR asset valuation, hedging and sales into the secondary market, and the DOJ fair value liability. Each operating segment supports and complements the operations of the other, with funding for the Mortgage Originations segment primarily provided by deposits obtained through Community Banking, and with the Community Banking segment providing warehouse lines of credit to mortgage originators, most of which sell loans to the Mortgage Originations segment.

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

The net income (loss) by operating segment is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Mortgage Originations	$36,195	$86,487	$53,950	$177,637
Mortgage Servicing	(9,202)	(24,796)	(24,176)	(50,378)
Community Banking	4,266	(27,787)	(132,837)	(47,627)
Other	(5,745)	33,299	50,154	11,178
Total net income (loss)	$25,514	$67,203	$(52,909)	$90,810

The selected average balances by operating segment are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Average loans held-for-sale
Mortgage Originations	$1,407,230	$2,551,616	$1,313,725	$2,771,586
Community Banking	109,583	78,693	93,847	348,943
Average loans repurchased with government guarantees
Mortgage Servicing	$1,237,491	$1,540,798	$1,253,547	$1,656,872
Average loans held-for-investment
Community Banking	$3,902,662	$4,505,910	$3,883,386	$4,665,837
Average total assets
Mortgage Originations	$1,567,012	$2,696,915	$1,465,802	$2,887,982
Mortgage Servicing	1,363,702	1,776,743	1,389,091	1,922,587
Community Banking	3,762,921	4,571,505	3,844,653	5,003,324
Other	3,090,173	3,915,782	2,847,608	3,510,844
Average interest-bearing deposits
Community Banking	$5,445,734	$6,473,247	$5,338,540	$6,715,808
Average total interest-bearing debt
Other	$1,349,410	$3,149,855	$1,241,954	$3,250,862

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net interest income	$13,660	$18,562	$25,751	$40,219
Loan fees and charges	12,877	24,593	23,532	53,189
Net gain on loan sales	55,435	149,703	102,873	292,910
Other noninterest income	1,176	2,629	2,498	4,555
Compensation and benefits	(16,420)	(23,505)	(38,062)	(48,539)
Commissions	(8,605)	(15,147)	(15,876)	(32,392)
Loan processing expense	(3,619)	(10,132)	(6,715)	(21,492)
Other noninterest expense	(18,309)	(60,216)	(40,051)	(110,813)
Net income	$36,195	$86,487	$53,950	$177,637
Average balances
Total loans held-for-sale	$1,407,230	$2,551,616	$1,313,725	$2,771,586
Total assets	1,567,012	2,696,915	1,465,802	2,887,982

The Mortgage Originations segment net income decreased $50.3 million during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. This decrease was primarily due to a decrease in net gain on loan sales, partially offset by a decrease in noninterest expense. Net loan fees and charges decreased to $12.9 million for the three months ended June 30, 2014, as compared to $24.6 million for the three months ended June 30, 2013, primarily due to to a decrease in residential first mortgage originations. The decrease in net gain on loan sales during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013 was primarily due to lower residential first mortgage rate lock commitments and a lower gain on sale margin.

The Mortgage Originations segment net income decreased $123.7 million during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. This decrease was primarily due to a decrease in net gain on loan sales, partially offset by a decrease in noninterest expense during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Net loan fees and charges decreased to $23.5 million for the six months ended June 30, 2014, as compared to $53.2 million for the six months ended June 30, 2013, primarily due to a decrease in residential first mortgage loan originations. The decrease in net gain on loan sales during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013 was primarily due to lower residential first mortgage rate lock commitments and a lower gain on sale margin.

Compensation and benefits decreased to $16.4 million for the three months ended June 30, 2014, as compared to $23.5 million for the three months ended June 30, 2013, primarily due to the completion of previously announced staff reductions. Compensation and benefits decreased to $38.1 million for the six months ended June 30, 2014, as compared to $48.5 million for the six months ended June 30, 2013, primarily due to the completion of previously announced staff reductions and decreases in employee benefit and incentive compensation costs. The decreases in commissions and loan processing expense were primarily due to lower residential first mortgage originations during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. During the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, the decreases in commissions and loan processing expense were primarily due to lower residential first mortgage originations. During the three months ended June 30, 2014, other noninterest expense decreased to $18.3 million, as compared to $60.2 million for the three months ended June 30, 2013, primarily due to reduced corporate overhead and direct operating allocations. During the six months ended June 30, 2014, other noninterest expense decreased to $40.1 million, as compared to $110.8 million for the six months ended June 30, 2013, primarily due to reduced corporate overhead and direct operating allocations.

During the three months ended June 30, 2014, 64.8 percent of our residential first mortgage originations were purchase mortgages, as compared to 28.9 percent during the three months ended June 30, 2013. During the six months ended June 30, 2014, 61.5 percent of our residential first mortgage originations were purchase mortgages, as compared to 23.5 percent during the six months ended June 30, 2013. Historically, the purchase and refinance mix of our mortgage originations has generally tracked the mix of the overall mortgage industry. This is also the case in each of our production channels.

Home Lending. In a home lending transaction, loans are originated through a nationwide network of stand-alone home loan centers, as well as referrals from our Community Banking segment and the national direct to consumer call center. When loans are originated on a retail basis, most aspects of the lending process are completed internally including the origination documentation (inclusive of customer disclosures) as well as the funding of the transactions. At June 30, 2014 we maintained 32 loan origination centers. At the same time, our centralized loan processing provides efficiencies and allows lending sales staff to focus on originations.

Broker. In a broker transaction, an unaffiliated bank or mortgage brokerage company completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as "table funding") thereby becoming the lender of record. Currently, we have active broker relationships with approximately 800 banks, credit unions and mortgage brokerage companies located in all 50 states.

Correspondent. In a correspondent transaction, an unaffiliated bank or mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at a market price. We do not acquire loans from correspondents on a bulk basis without prior review. Instead, we perform a full review of each loan, purchasing only those that were originated in accordance with our underwriting guidelines. We have active correspondent relationships with approximately 900 companies, including banks, credit unions and mortgage companies located in all 50 states.

The following tables disclose residential first mortgage loan originations by channel, type and mix for each respective period.

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(Dollars in thousands)
Home Lending Centers	$291,159	$226,007	$296,123	$411,940	$575,016
Broker	1,267,403	1,091,068	1,591,372	1,845,465	2,974,555
Correspondent	4,384,181	3,545,588	4,548,166	5,478,385	7,332,558
Total	$5,942,743	$4,862,663	$6,435,661	$7,735,790	$10,882,129

Purchase originations	$3,853,266	$2,796,654	$3,672,538	$3,682,411	$3,146,501
Refinance originations	2,089,477	2,066,009	2,763,123	4,053,379	7,735,628
Total	$5,942,743	$4,862,663	$6,435,661	$7,735,790	$10,882,129

Conventional	$3,706,807	$2,950,876	$4,130,976	$5,247,910	$7,681,337
Government	1,508,134	1,215,652	1,560,059	1,930,538	2,535,378
Jumbo	727,802	696,135	744,626	557,342	665.414
Total	$5,942,743	$4,862,663	$6,435,661	$7,735,790	$10,882,129

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net interest income	$5,754	$11,023	$11,199	$23,050
Loan administration	10,089	11,442	21,969	23,904
Representation and warranty reserve - change in estimate	(5,226)	(28,940)	(3,554)	(46,336)
Other noninterest income (loss)	11,304	(1,580)	12,565	(3,909)
Compensation and benefits	(3,207)	(8,635)	(6,948)	(17,183)
Asset resolution	(17,475)	(18,755)	(28,271)	(37,819)
Loan processing expense	(3,619)	(4,308)	(7,590)	(8,693)
Other noninterest (expense) income	(6,822)	14,957	(23,546)	16,608
Net loss	$(9,202)	$(24,796)	$(24,176)	$(50,378)
Average balances
Total loans repurchased with government guarantees	$1,237,491	$1,540,798	$1,253,547	$1,656,872
Total assets	1,363,702	1,776,743	1,389,091	1,922,587

The Mortgage Servicing segment reported a net loss of $9.2 million for the three months ended June 30, 2014, compared to a loss of $24.8 million for the three months ended June 30, 2013, primarily due to decreases in the representation and warranty reserve - change in estimate and compensation and benefits and an increase in noninterest income, partially offset by an increase in other noninterest expense. The decrease in the representation and warranty reserve - change in estimate for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was primarily due to lower loss rates following the settlement agreements with Fannie Mae and Freddie Mac.

Other interest income (loss) increased to $11.3 million for the three months ended June 30, 2014, as compared to a loss of $1.6 million for the three months ended June 30, 2013, primarily due to an unanticipated $10.0 million benefit from a contract renegotiation during the three months ended June 30, 2014.

Noninterest expenses increased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to an increase in other noninterest expense from higher net corporate overhead allocations, partially offset by a decrease in compensation and benefits and asset resolution. Compensation and benefits decreased to $3.2 million for the three months ended June 30, 2014, as compared to $8.6 million for the three months ended June 30, 2013, primarily due to the completion of previously announced staff reductions. During the three months ended June 30, 2014, other noninterest expense increased to an expense of $6.8 million, as compared to income of $15.0 million for the three months ended June 30, 2013, primarily due to an increase in net corporate overhead allocations.

The Mortgage Servicing segment reported a net loss of $24.2 million for the six months ended June 30, 2014, compared to a loss of $50.4 million for the six months ended June 30, 2013, primarily due to decreases in representation and warrant reserve - change in estimate, asset resolution expense and compensation and benefits expense, partially offset by an increase in net corporate overhead allocations and a decrease in net interest income. The decrease in the representation and warranty reserve - change in estimate for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was primarily due to lower loss rates following the settlement agreements with Fannie Mae and Freddie Mac.

Other interest income (loss) increased to $12.6 million for the six months ended June 30, 2014, as compared to a loss of $3.9 million for the six months ended June 30, 2013, primarily due to an unanticipated $10.0 million benefit from a contract renegotiation during the six months ended June 30, 2014.

Noninterest expenses increased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to an increase in other noninterest expense from higher net corporate overhead allocations, partially offset by a decrease in compensation and benefits and asset resolution. Compensation and benefits decreased to $6.9 million for the six months ended June 30, 2014, as compared to $17.2 million for the six months ended June 30, 2013, primarily due to the completion of previously announced staff reductions. Asset resolution expense decreased to $28.3 million for the six months ended June 30, 2014, as compared to $37.8 million for the six months ended June 30, 2013, as a result of a reduction in foreclosure expenses. During the six months ended June 30, 2014, other noninterest expense increased to an expense of $23.5 million, as compared to income of $16.6 million for the six months ended June 30, 2013, primarily due to corporate overhead and direct operating allocations.

The following table indicates the breakdown of our loan sales/securitizations for the period as indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 Principal Sold %	2013 Principal Sold %	2014 Principal Sold %	2013 Principal Sold %
Agency securitizations	64.5%	—%	62.2%	—%
Whole loan sales	35.5%	100.0%	37.8%	100.0%
Total	100.0%	100.0%	100.0%	100.0%

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

The Mortgage Servicing segment primarily services mortgage loans for others. Servicing of residential mortgage loans for third parties generates fee income and represents a significant business activity. At June 30, 2014 and December 31, 2013, we serviced portfolios of mortgage loans of $25.3 billion and $25.7 billion, respectively. We had a total average balance of serviced mortgage loans of $24.9 billion for the three months ended June 30, 2014 and $70.6 billion for the three months ended June 30, 2013, which generated revenue of $17.8 million and $50.8 million, respectively. During the six month ended June 30, 2014, we had a total average balance of serviced mortgage loans of $26.5 billion, compared to $91.4 billion for the six months ended June 30, 2013, which generated revenue of $36.8 million and $105.1 million, respectively.

The Mortgage Servicing segment also began subservicing mortgage loans for others in the fourth quarter 2013. Subservicing residential mortgage loans for third parties generates fee income. At June 30, 2014 and December 31, 2013, we subserviced portfolios of mortgage loans of $43.1 billion and $40.4 billion, respectively. We had a total average balance of subserviced mortgage loans of $45.3 billion, which generated gross revenue of $5.2 million, during the three months ended June 30, 2014. During the six months ended June 30, 2014, we had a total average balance of subserviced mortgage loans of $45.4 billion, which generated gross revenue of $10.6 million.

The following table presents the unpaid principal balance (net of write downs) of residential loans serviced and the number of accounts associated with those loans.

	June 30, 2014		December 31, 2013
	Amount	Number of accounts	Amount	Number of accounts
Residential loan servicing
Serviced for own loan portfolio (1)	$4,068,682	26,614	$4,375,009	28,069
Serviced for others	25,342,335	127,409	25,743,396	131,413
Subserviced for other (2)	43,103,393	212,927	40,431,867	198,256
Total residential loans serviced for others (2)	$72,514,410	366,950	$70,550,272	357,738

(1)	Includes both loans held-for-investment (residential first mortgage, second mortgage and HELOC) and loans held-for-sale (residential first mortgage).

(2)	Does not include temporary short-term subservicing performed as a result of some sales of servicing.

Community Banking

Our Community Banking segment consists primarily of four groups: Branch Banking, Commercial and Business Banking, Warehouse Lending and Held-for-Investment Portfolio. The groups within the Community Banking segment originate consumer loans, commercial loans and warehouse loans, accept consumer, business and governmental deposits, offer investments and insurance services, liquidity management products and capital markets services. The liquidity management products include customized treasury management solutions and international wire services. Capital market services that allow for risk mitigation are offered through interest rate swap products. At June 30, 2014, Branch Banking included 106 banking centers located throughout Michigan. During the six months ended June 30, 2014, we relocated one and closed five banking centers to better align the branch structure with the Company's focus on key market areas and to improve banking center efficiencies. Commercial and Business Banking includes relationship and portfolio managers throughout Michigan's major markets. Warehouse Lending offers lines of credit to other mortgage lenders, allowing those lenders to fund the closing of residential first mortgage loans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net interest income	$37,638	$41,857	$72,360	$85,007
Provision for loan losses	(6,150)	(31,563)	(118,471)	(51,978)
Deposit fees and charges	5,291	5,192	10,055	10,338
Other noninterest income (loss)	5,804	(3,203)	(14,605)	1,649
Compensation and benefits	(13,710)	(16,394)	(29,248)	(35,158)
Federal insurance premiums	(4,430)	(4,628)	(7,845)	(11,496)
Other noninterest expense	(20,177)	(19,048)	(45,083)	(45,989)
Net income (loss)	$4,266	$(27,787)	$(132,837)	$(47,627)
Average balances
Total loans held-for-sale	$109,583	$78,692	$93,847	$348,943
Total loans held-for-investment	3,902,662	4,505,910	3,883,386	4,665,838
Total assets	3,762,921	4,571,505	3,844,653	5,003,324
Total interest-bearing deposits	5,445,734	6,473,247	5,338,540	6,715,808

During the three months ended June 30, 2014, the Community Banking segment reported net income of $4.3 million, as compared to a net loss of $27.8 million for the three months ended June 30, 2013, primarily due to lower provision for loan losses.

Net interest income decreased during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to lower average warehouse loans and residential first mortgage held-for-investment loans. The provision for loan losses decreased to $6.2 million during the three months ended June 30, 2014, as compared to $31.6 million during the three months ended June 30, 2013, primarily due to lower net charge-offs experienced.

During the six months ended June 30, 2014, the Community Banking segment reported a $85.2 million increase in net loss as compared to the six months ended June 30, 2013. The increase in net loss is largely driven by an increase in provision for loan losses and decreases in net interest income and noninterest income, partially offset by a decrease in noninterest expenses during the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

Net interest income decreased to $72.4 million during the six months ended June 30, 2014, as compared to $85.0 million during the six months ended June 30, 2013, as a result of lower average residential first mortgage held-for-sale loans and lower average warehouse and residential first mortgage held-for-investment loans. The provision for loan losses increased to $118.5 million during the six months ended June 30, 2014, as compared to $52.0 million during the six months ended June 30, 2013, primarily driven by two changes in estimates: the evaluation of current data related to the loss emergence period and the evaluation of the enhanced risk associated with payment resets relating to the interest-only loans.

Noninterest income increased during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to a second quarter 2013 fair value adjustment related to the MBIA settlement agreement. Noninterest income decreased during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to the first quarter 2014 adjustment to the originally recorded fair value of performing repurchased loans caused by liquidity risk.

Noninterest expenses decreased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to a decrease in compensation and benefits expense. Noninterest expenses decreased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to decreases in compensation and benefits and federal insurance premiums.

Loans held-for-investment

Residential first mortgage loans. At June 30, 2014, most of our held-for-investment residential first mortgage loans had been originated in 2008 or prior years with underwriting criteria that varied by product and with the standards in place at the time of origination. Loans originated after 2008 are loans that generally satisfy specific criteria for sale into securitization pools insured by the Agencies or were repurchased from the Agencies subsequent to such sales. During the six months ended June 30, 2014, we originated $301.0 million of amortizing jumbo adjustable-rate mortgages (adjustable-rate mortgages with loan balances above the Agencies limits) for our held-for-investment portfolio.

At June 30, 2014, the largest geographic concentrations of our residential first mortgage loans in our held-for-investment portfolio were in California, Florida and Michigan, which represented 45.2 percent.

The following table identifies our held-for-investment mortgages by major category, at June 30, 2014 and December 31, 2013.

	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
June 30, 2014	(Dollars in thousands)
Residential first mortgage loans
Amortizing	$1,521,833	3.90%	712	705	293	75.8%	74.9%
Interest only	802,012	3.69%	726	734	264	74.5%	83.0%
Option ARMs	34,818	2.92%	719	714	289	69.3%	89.1%
Subprime (4)	2,983	8.19%	627	633	275	71.2%	88.9%
Total residential first mortgage loans	$2,361,646	3.82%	717	715	279	75.3%	77.9%

December 31, 2013
Residential first mortgage loans
Amortizing	$1,392,778	4.03%	707	695	302	75.3%	78.9%
Interest only	1,051,157	3.76%	724	733	264	74.6%	83.7%
Option ARMs	37,159	2.94%	717	708	297	69.2%	92.0%
Subprime (4)	3,230	8.16%	628	643	282	70.2%	92.0%
Total residential first mortgage loans	$2,484,324	3.90%	714	711	286	74.9%	81.2%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the six months ended June 30, 2014.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of March 31, 2014.

(4)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

The following table identifies our held-for-investment mortgages by major category, at June 30, 2014.

June 30, 2014	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
	(Dollars in thousands)
Residential first mortgage loans
Amortizing
3/1 ARM	$116,877	3.19%	688	704	244	79.7%	70.3%
5/1 ARM	506,009	3.41%	720	729	264	74.1%	68.3%
7/1 ARM	157,803	3.68%	759	765	347	69.4%	67.3%
Other ARM	46,612	3.08%	675	695	239	83.6%	69.7%
Fixed mortgage loans (4)	694,532	4.48%	701	674	315	77.4%	82.6%
Total amortizing	1,521,833	3.90%	712	705	293	75.8%	74.9%
Interest-only
3/1 ARM	111,132	3.27%	723	728	254	74.5%	81.5%
5/1 ARM	508,711	3.21%	724	736	260	75.0%	83.0%
7/1 ARM	32,888	4.37%	730	729	275	74.7%	90.9%
Other ARM	44,436	3.19%	744	751	295	68.3%	67.9%
Other interest-only	104,845	6.49%	729	725	275	73.6%	89.0%
Total interest-only	802,012	3.69%	726	734	264	74.5%	83.0%
Option ARMs	34,818	2.92%	719	714	289	69.3%	89.1%
Subprime (5)
3/1 ARM	48	10.30%	685	718	256	95.0%	65.9%
Other ARM	71	9.75%	572	627	265	90.0%	79.1%
Other subprime	2,864	8.11%	628	632	276	70.4%	89.6%
Total subprime	2,983	8.19%	627	633	275	71.2%	88.9%
Total residential first mortgage loans	$2,361,646	3.82%	717	715	279	75.3%	77.9%
Second mortgage loans (6) (7)	$158,366	6.98%	728	728	113	20.7%	20.3%
HELOC loans (6) (7)	$268,209	5.52%	728	728	55	26.3%	26.3%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the six months ended June 30, 2014.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of March 31, 2014.

(4)	Includes substantially fixed rate mortgage loans.

(5)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

(6)	Reflects lower LTV only as to second liens because information regarding the first liens is not available.

(7)	Includes $146.9 million and $58.7 million of second mortgage and HELOC loans, respectively, that are accounted for under the fair value option at June 30, 2014.

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

Set forth below are the accumulated amounts of interest income arising from the net negative amortization portion of loans during the six months ended June 30, 2014 and 2013.

	Unpaid Principal Balance of Loans in Negative Amortization At Year-End (1)	Amount of Net Negative Amortization Accumulated as Interest Income During Period
	(Dollars in thousands)
2014	$21,651	$2,285
2013	$25,281	$2,464
2012	$54,898	$5,340

(1)	Unpaid principal balance (net of write downs) does not include premiums or discounts.

Set forth below are the frequencies at which the interest rate on ARM loans outstanding at June 30, 2014, will reset.

Reset frequency	# of Loans	Balance	% of the Total
	(Dollars in thousands)
Monthly	96	$18,108	1.2%
Semi-annually	2,850	872,206	55.9%
Annually	2,421	341,436	21.9%
No reset — nonperforming loans	1,166	327,655	21.0%
Total	6,533	$1,559,405	100.0%

Set forth below as of June 30, 2014, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period and nonperforming loans do not reset while in the nonperforming status. Accordingly, the table below may include the same loans in more than one period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in thousands)
2014 (1)	N/A	N/A	$509,227	$521,438
2015	$540,868	$542,513	562,258	535,548
2016	553,328	550,462	568,295	543,022
Later years (2)	613,557	660,927	647,148	660,072

(1)	Reflect loans that have reset through June 30, 2014.

(2)	Later years reflect one reset period per loan.

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

Set forth below is a table describing the characteristics of the interest-only mortgage loans in our held-for-investment mortgage portfolio at June 30, 2014, by year of origination.

Year of Origination	2004 and Prior	2005	2006	2007	Post 2008	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$174,655	$318,428	$60,805	$226,368	$21,756	$802,012
Average current note rate	3.31%	3.33%	3.48%	4.58%	3.41%	3.69%
Average original FICO score	721	728	726	724	758	726
Average current FICO score (2)	729	740	729	729	754	734
Average original LTV ratio	75.4%	75.2%	74.3%	74.4%	60.8%	74.5%
Housing Price Index LTV, as recalculated (3)	74.8%	83.5%	88.8%	90.2%	49.6%	83.0%
Underwritten with low or stated income documentation	25.0%	31.0%	48.0%	52.0%	2.0%	36.0%

(1)	Unpaid principal balance (net of write downs) does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the six months ended June 30, 2014.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level FHFA data as of March 31, 2014.

Set forth below is a table describing the amortization date and payment shock of current interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at June 30, 2014.

	2014	2015	2016	2017	Thereafter	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$117,485	$361,720	$56,123	$237,945	$28,739	$802,012
Weighted average rate	3.40%	3.35%	3.32%	4.39%	3.20%	3.52%
Average original monthly payment per loan (dollars)	$1,326	$1,379	$1,562	$2,762	$427	$1,503
Average current monthly payment per loan, primarily interest-only (dollars)	$822	$775	$802	$1,872	$257	$909
Average amortizing payment per loan, principal plus interest (dollars)	$1,647	$1,588	$1,626	$3,122	$464	$1,723
Loan count	409	1,304	199	482	356	2,750
Payment shock (dollars)	$825	$813	$824	$1,250	$208	$814
Payment shock (percent)	100.3%	104.9%	102.7%	66.8%	81.0%	89.5%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

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

Commercial loans held-for-investment. Our Commercial and Business Banking group includes relationship and portfolio managers throughout Michigan's major markets. Our commercial loans held-for-investment totaled $863.3 million at June 30, 2014 and $626.4 million at December 31, 2013, and consists of three loan types: commercial real estate, commercial and industrial and commercial lease financing, each of which is discussed in more detail below. During the three and six months ended June 30, 2014, we originated $111.3 million and $266.0 million, respectively, in commercial loans, compared to $56.1 million and $122.3 million, respectively, during the three and six months ended June 30, 2013. The following table identifies the commercial loan held-for-investment portfolio by loan type and selected criteria at June 30, 2014 and December 31, 2013.

Commercial Loans Held-for-Investment
June 30, 2014	Balance	Average Note Rate	Loan on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$142,729	5.2%	$—
Adjustable rate	382,237	2.9%	—
Total commercial real estate loans	524,966		$—
Net deferred fees and other	(1,960)
Total commercial real estate loans	$523,006
Commercial and industrial loans:
Fixed rate	$10,880	4.5%	$—
Adjustable rate	320,909	3.0%	—
Total commercial and industrial loans	331,789		$—
Net deferred fees and other	(1,533)
Total commercial and industrial loans	$330,256
Commercial lease financing loans:
Fixed rate	$10,134	3.5%	$—
Net deferred fees and other	(117)
Total commercial lease financing loans	$10,017
Total commercial loans:
Fixed rate	$163,743	5.1%	$—
Adjustable rate	703,146	2.9%	—
Total commercial loans	866,889		$—
Net deferred fees and other	(3,610)
Total commercial loans	$863,279

Commercial Loans Held-for-Investment
December 31, 2013	Balance	Average Note Rate	Loan on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$172,598	5.4%	$1,500
Adjustable rate	237,071	3.0%	—
Total commercial real estate loans	409,669		$1,500
Net deferred fees and other	(799)
Total commercial real estate loans	$408,870
Commercial and industrial loans:
Fixed rate	$12,782	4.3%	$—
Adjustable rate	195,500	2.7%	—
Total commercial and industrial loans	208,282		$—
Net deferred fees and other	(1,095)
Total commercial and industrial loans	$207,187
Commercial lease financing loans:
Fixed rate	$10,613	3.5%	$—
Net deferred fees and other	(272)
Total commercial lease financing loans	$10,341
Total commercial loans:
Fixed rate	$195,993	5.2%	$1,500
Adjustable rate	432,571	2.9%	—
Total commercial loans	628,564		$1,500
Net deferred fees and other	(2,166)
Total commercial loans	$626,398

The following table sets forth the unpaid principal balance (net of write downs) of our commercial loan held-for-investment portfolio at June 30, 2014 by year of origination.

Year of Origination	2010 and Prior	2011	2012	2013	2014	Total
	(Dollars in thousands)
Commercial real estate	$158,580	$11,766	$66,344	$129,737	$158,539	$524,966
Commercial and industrial	1,018	28,138	31,413	120,080	151,140	331,789
Commercial lease financing	—	—	10,134	—	—	10,134
Total	$159,598	$39,904	$107,891	$249,817	$309,679	$866,889

The average loan balance in our total commercial held-for-investment loan portfolio was $1.0 million for the six months ended June 30, 2014, with the largest loan being $38.6 million. There are approximately 41 loans with more than $5.0 million of unpaid principal balance (net of write downs) and those loans comprised approximately $420.8 million, or 48.5 percent, of the total commercial held-for-investment loan portfolio in the aggregate.

Commercial real estate loans. Our commercial real estate held-for-investment loan portfolio is comprised of loans that are collateralized by real estate properties intended to be income-producing in the normal course of business.

The following table discloses our total unpaid principal balance (net of write downs) of commercial real estate held-for-investment loans by geographic concentration.

	June 30, 2014
State	Percent	Amount (1)
	(Dollars in thousands)
Michigan	81.3%	$427,022
California	4.5%	23,510
Georgia	3.4%	17,651
Florida	2.9%	15,284
Other	7.9%	41,499
Total	100.0%	$524,966

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

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

Warehouse lending. We also continue to offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or drawdown on the line is collateralized by the residential first mortgage loan being funded. During the six months ended June 30, 2014, we subsequently acquired approximately 75.8 percent of residential first mortgage loans funded through the warehouse lines. Underlying mortgage loans are predominately originated using Agencies underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more principal officers of the borrower. The aggregate committed amount of adjustable rate warehouse lines of credit granted to other mortgage lenders at June 30, 2014 was $1.6 billion, of which $0.7 billion was outstanding and bearing an average interest rate of 4.1 percent, compared to $2.1 billion committed at December 31, 2013, of which $0.4 billion was outstanding and bearing an average interest rate of 5.0 percent. The levels of outstanding balances of such warehouse lines are generally correlated to the level of our overall production levels because many of our correspondents (from whom we purchase mortgage loans) are also warehouse lending customers. During the six months ended June 30, 2014, our warehouse lines funded 62.2 percent of the loans in our correspondent channel, as compared to 60.4 percent during the six months ended June 30, 2013. There were 284 warehouse lines of credit to other mortgage lenders with an average size of $5.6 million at June 30, 2014, compared to 298 warehouse lines of credit with an average size of $6.9 million at December 31, 2013. We had no warehouse lines on non-accrual status at June 30, 2014 and December 31, 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net interest income (expense)	$5,373	$(24,346)	$11,316	$(45,512)
Loan administration	5,016	26,192	13,992	35,259
Net transaction costs on sales of mortgage servicing rights	(2,726)	(4,264)	857	(8,483)
Other noninterest income	3,444	38,195	7,254	41,826
Noninterest expense	(4,960)	(8,586)	(11,369)	(18,020)
Income before taxes	6,147	27,191	22,050	5,070
(Provision) benefit for income taxes	(11,892)	6,108	28,104	6,108
Net (loss) income	$(5,745)	$33,299	$50,154	$11,178
Average balances
Total investment securities available-for-sale or trading	$1,465,418	$240,296	$1,272,258	$294,112
Total assets	3,090,173	3,915,782	2,847,608	3,510,844
Total interest-bearing debt	1,349,410	3,149,855	1,241,954	3,250,862

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

For the three months ended June 30, 2014, the Other segment net loss decreased by $39.0 million, as compared to the three months ended June 30, 2013. The decrease was primarily due to a decrease in noninterest income and a increase in provision for income taxes, partially offset by an increase in net interest income. Net interest income increased during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to the fourth quarter 2013 prepayment of Federal Home Loan Bank advances. Noninterest income decreased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to a second quarter 2013 fair value adjustment related to the Assured settlement agreement and a decline in loan administration income. Noninterest expense decreased to $5.0 million during the three months ended June 30, 2014, as compared to $8.6 million during the three months ended June 30, 2013, the decrease was primarily due to a $10.0 million change due to the estimated timing of payments impacting the fair value of the liability associated with the DOJ settlement agreement.

For the six months ended June 30, 2014, the Other segment net income increased by $39.0 million, as compared to the six months ended June 30, 2013. The increase was primarily due to increases in net interest income and benefit for income taxes, partially offset by a decrease in noninterest income. Net interest income increased during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to the fourth quarter 2013 prepayment of Federal Home Loan Bank advances. Noninterest income decreased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to a second quarter 2013 fair value adjustment related to the Assured settlement agreement. Noninterest expense decreased to $11.4 million during the six months ended June 30, 2014, as compared to $18.0 million during the six months ended June 30, 2013, the decrease was primarily due to a $10.0 million change due to the estimated timing of payments impacting the fair value of the liability associated with the DOJ settlement agreement.

Analysis of Items on Statements of Financial Condition

Assets

Interest-earning deposits. Interest-earning deposits, on which we earn a minimal interest rate, decreased $90.0 million at June 30, 2014 compared to December 31, 2013, primarily due to the Company continuing to invest excess cash into higher-yielding liquid securities.

Investment securities available-for-sale. Investment securities available-for-sale comprised of U.S. government sponsored agencies and municipal obligations, increased from $1.0 billion at December 31, 2013, to $1.6 billion at June 30, 2014. The increase was primarily due to the purchase of $669.3 million in U.S. government sponsored agencies during the six months ended June 30, 2014. The investment securities available-for-sale were purchased as part of our strategy to redeploy a portion of our liquid cash into higher yielding, yet very liquid, investment alternatives. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Loans held-for-sale. Essentially all of our mortgage loans produced are sold into the secondary market on a whole loan basis or by securitizing the loans into securities. At June 30, 2014, we held loans held-for-sale of $1.3 billion, which was a decrease of $0.2 billion from $1.5 billion held at December 31, 2013. The decrease in the balance of loans held-for-sale was primarily due to loan sales exceeding originations.

For further information on loans held-for-sale, see Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Loans repurchased with government guarantees. Pursuant to Ginnie Mae servicing guidelines, we have the unilateral option to repurchase certain delinquent loans securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, we must treat the loans as having been repurchased and recognize the loans on the Consolidated Statements of Financial Condition, and also recognize a corresponding deemed liability for a similar amount. If the loans are actually repurchased, we eliminate the corresponding liability. At June 30, 2014, the amount of such loans actually repurchased totaled $1.2 billion and were classified as loans repurchased with government guarantees and the loans which we have not yet repurchased but had the unilateral right to repurchase totaled $22.4 million and were classified as loans held-for-sale. At December 31, 2013, the amount of such loans actually repurchased totaled $1.3 billion and were classified as loans repurchased with government guarantees, and those loans which we have not yet repurchased but had the unilateral right to repurchase totaled $20.8 million and were classified as loans held-for-sale.
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

Loans held-for-investment. Our largest category of earning assets consists of loans held-for-investment. Loans held-for-investment consist of residential first mortgage loans that are not held for resale (usually shorter duration and adjustable rate loans and second mortgages), warehouse loans to other mortgage lenders, HELOC, other consumer loans, commercial real estate loans, commercial and industrial loans and commercial lease financing loans. Loans held-for-investment increased from $4.1 billion at December 31, 2013, to $4.4 billion at June 30, 2014, primarily due to an increase in warehouse, commercial real estate and commercial and industrial loans.

Loans held-for-investment includes $228.8 million and $238.3 million of loans valued under the fair value option at June 30, 2014 and December 31, 2013, respectively.

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

The following table sets forth certain information about our nonperforming assets as of the end of each of the last five quarters.

NONPERFORMING LOANS AND ASSETS

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(Dollars in thousands)
Nonperforming loans held-for-investment	$86,373	$84,387	$98,976	$94,062	$161,725
Nonperforming TDRs	17,596	11,645	25,808	21,104	24,025
Nonperforming TDRs at inception but performing for less than six months	16,193	14,717	20,901	23,638	72,186
Total nonperforming loans held-for-investment	120,162	110,749	145,685	138,804	257,936
Real estate and other nonperforming assets, net	31,579	31,076	36,636	66,530	86,382
Nonperforming assets held-for-investment, net	$151,741	$141,825	$182,321	$205,334	$344,318
Ratio of nonperforming assets to total assets (bank only)	1.54%	1.49%	1.95%	1.74%	2.71%
Ratio of nonperforming loans held-for-investment to loans held-for-investment	2.76%	2.76%	3.59%	3.46%	5.74%
Ratio of allowance to nonperforming loans held-for-investment (1)	263.1%	286.9%	145.9%	152.6%	94.2%
Ratio of allowance for loan losses to loans held-for-investment (1)	7.41%	8.11%	5.42%	5.50%	5.75%
Ratio of net charge-offs to average loans held-for-investment (annualized) (1)	0.78%	1.36%	1.53%	3.18%	6.96%
Ratio of nonperforming assets to loans held-for-investment and repossessed assets	3.46%	3.50%	4.46%	5.03%	7.52%

(1)	Excludes loans carried under the fair value option.

The following table sets forth the activity for unpaid principal balance (net of write downs), which does not include premiums or discounts, of nonperforming commercial assets, primarily commercial real estate and commercial and industrial loans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning balance	$9,209	$116,786	$12,940	$139,128
Additions	1,118	65,126	191	113,746
Principal payments	(1,324)	(37,122)	(1,556)	(72,358)
Sales	(3,102)	(24,877)	(6,866)	(48,092)
Charge-offs, net of recoveries	147	(19,183)	1,339	(30,539)
Valuation write-downs	(740)	(2,193)	(740)	(3,348)
Ending balance	$5,308	$98,537	$5,308	$98,537

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

At June 30, 2014, we had $172.0 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $120.2 million of loans were nonperforming held-for-investment. At December 31, 2013, we had $207.4 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $145.7 million of loans were nonperforming held-for-investment. The decrease from December 31, 2013 to June 30, 2014 was primarily due to the sale of nonperforming and TDR residential first mortgage loans. During the six months ended June 30, 2014, we sold nonperforming and TDR residential first mortgages with carrying value in the amount of $25.6 million.

Consumer loans. As of June 30, 2014, nonperforming consumer loans totaled $120.2 million, a decrease from $144.2 million at December 31, 2013, primarily due to the sale of nonperforming and TDR residential first mortgage loans. Net charge-offs in consumer loans totaled $7.3 million and $20.8 million, respectively, for the three and six months ended June 30, 2014, compared to $59.4 million and $83.5 million, respectively, for the three and six months ended June 30, 2013, primarily due to lower net losses related to loan sales, lower levels of nonperforming loans and improving property values thereby reducing the level of write-downs.

Commercial loans. As of June 30, 2014, nonperforming commercial loans were zero, a decrease of from $1.5 million at December 31, 2013. Net charge-offs in commercial loans totaled recoveries of $0.1 million and $1.3 million, respectively, for the three and six months ended June 30, 2014, which was a decrease from charge-offs of $19.2 million and $30.5 million, respectively, in net charge-offs for the three and six months ended June 30, 2013, primarily due to lower levels of nonperforming loans and legacy portfolio requiring charge-offs due to discounted pay-offs and sales.

Troubled debt restructurings (held-for-investment)

Troubled debt restructurings ("TDRs") are modified loans in which a concession not otherwise available is provided to a borrower experiencing financial difficulties. Our ongoing loan modification efforts to assist homeowners and other borrowers continued to increase our overall balance of TDRs. Nonperforming TDRs were 28.1 percent and 32.1 percent of total nonperforming loans at June 30, 2014 and December 31, 2013, respectively.

TDRs can be classified as either performing or nonperforming. Nonperforming TDRs are included in non-accrual loans and performing TDRs are excluded from non-accrual loans because it is probable that all contractual principal and interest due under the restructured terms will be collected. Within consumer nonperforming loans, residential first mortgage TDRs were 26.9 percent of residential first mortgage nonperforming loans at June 30, 2014, compared to 31.7 percent at December 31, 2013. The level of modifications that were determined to be TDRs in these portfolios is expected to result in elevated nonperforming loan levels for longer periods, because TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms, or ultimate resolution occurs. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments. Although many of the TDRs continue to be performing, we have increased our reserve on TDRs, which also increased the allowance for loan losses.

	TDRs Held-for-Investment
	Performing	Nonperforming	Total
	(Dollars in thousands)
June 30, 2014
Consumer loans (1)	$371,562	$33,789	$405,351
Commercial loans (2)	432	—	432
Total TDRs	$371,994	$33,789	$405,783
December 31, 2013
Consumer loans (1)	$382,529	$46,709	$429,238
Commercial loans (2)	456	—	456
Total TDRs	$382,985	$46,709	$429,694

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $85.6 million and $82.3 million at June 30, 2014 and December 31, 2013, respectively.

(2)
Commercial loans include: commercial real estate, commercial and industrial and commercial lease financing loans. The allowance for loan losses on commercial TDR loans zero at both June 30, 2014 and December 31, 2013, respectively.

The following table sets forth the activity during each of the periods presented with respect to performing TDRs and nonperforming TDRs.

	TDRs Held-for-Investment
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Performing	(Dollars in thousands)
Beginning balance	$374,723	$598,041	$382,985	$589,762
Additions	12,749	33,315	18,423	45,085
Transfer to nonperforming TDR	(8,860)	(9,094)	(14,683)	(23,772)
Transfer from nonperforming TDR	1,656	10,405	3,859	33,934
Principal repayments	(1,676)	(2,002)	(3,232)	(5,264)
Reductions (1)	(6,598)	(179,568)	(15,358)	(188,648)
Ending balance	$371,994	$451,097	$371,994	$451,097
Nonperforming
Beginning balance	$26,362	$145,915	$46,709	$145,244
Additions	3,166	16,385	7,367	37,481
Transfer from performing TDR	8,860	9,094	14,683	23,772
Transfer to performing TDR	(1,656)	(10,405)	(3,859)	(33,934)
Principal repayments	(132)	(3,094)	(231)	(6,549)
Reductions (1)	(2,811)	(61,684)	(30,880)	(69,803)
Ending balance	$33,789	$96,211	$33,789	$96,211

(1)	Includes loans paid in full or otherwise settled, sold or charged off.

The following table sets forth information regarding past due loans at the dates listed. At June 30, 2014, 93.0 percent of all past due loans were loans in which we had a first lien position on residential real estate, compared to 91.6 percent at December 31, 2013.

Days Past Due	June 30, 2014	December 31, 2013
	(Dollars in thousands)
30 – 59 days
Consumer loans
Residential first mortgage (1)	$38,856	$36,526
Second mortgage (1)	998	1,997
Warehouse lending	491	—
HELOC (1)	2,147	2,197
Other	348	293
Total 30-59 days past due	42,840	41,013
60 – 89 days
Consumer loans
Residential first mortgage (1)	7,849	19,096
Second mortgage (1)	261	271
HELOC (1)	804	1,238
Other	64	127
Total 60-89 days past due	8,978	20,732
90 days or greater
Consumer loans
Residential first mortgage (1)	113,210	134,340
Second mortgage (1)	1,878	2,820
HELOC (1)	4,880	6,826
Other	194	199
Commercial loans
Commercial real estate (1)	—	1,500
Total 90 days or greater past due	120,162	145,685
Total past due loans (2)	$171,980	$207,430

(1)	Includes loans that are secured by real estate.

(2)	Includes loans carried under the fair value option of $5.5 million and $4.0 million at June 30, 2014 and December 31, 2013, respectively.

The following table sets forth information regarding nonperforming loans (i.e., greater than 90 days past due loans) as to which we have ceased accruing interest.

	June 30, 2014
	Loans Held-for-Investment	Non- Accrual Loans	As a % of Loan Specified Portfolio	As a % of Non- Accrual Loans
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,352,965	$113,210	4.8%	94.1%
Second mortgage	157,772	1,878	1.2%	1.6%
Warehouse lending	683,258	—	—%	—%
HELOC	268,655	4,880	1.8%	4.1%
Other consumer	33,364	194	0.6%	0.2%
Total consumer loans	3,496,014	120,162	3.4%	100.0%
Commercial loans
Commercial real estate	523,006	—	—%	—%
Commercial and industrial	330,256	—	—%	—%
Commercial lease financing	10,017	—	—%	—%
Total commercial loans	863,279	—	—%	—%
Total loans (1)	$4,359,293	$120,162	2.8%	100.0%
Less allowance for loan losses	(306,000)
Total loans held-for-investment, net	$4,053,293

(1)	Includes $3.9 million of non-accrual loans carried under the fair value option at June 30, 2014.

The following table sets forth the performing and nonperforming (i.e., greater than 90 days past due loans) residential first mortgage loans by year of origination (i.e., vintage) and the total amount of unpaid principal balance (net of write downs) loans outstanding at June 30, 2014.

	June 30, 2014
Vintage	Performing Loans	Non-Accrual Loans	Unpaid Principal Balance (1)
	(Dollars in thousands)
Pre-2006	$1,069,987	$33,687	$1,103,674
2006	163,725	10,500	174,225
2007	594,634	39,758	634,392
2008	76,134	21,156	97,290
2009	34,156	3,934	38,090
2010	21,482	1,678	23,160
2011	34,252	2,049	36,301
2012	26,346	—	26,346
2013	47,403	166	47,569
2014	180,317	282	180,599
Total loans	$2,248,436	$113,210	$2,361,646
Net deferred fees and other			(8,681)
Total residential first mortgage loans			$2,352,965

(1)	Unpaid principal balance, net of write downs, does not include net deferred fees, premiums or discounts and other.

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

The allowance for loan losses, other than those that have been identified for individual evaluation for impairment, is determined on a loan pool basis utilizing forecasted losses that represent management’s best estimate of inherent loss. Loans are pooled by loan types with similar risk characteristics. We utilize a historical loss model for each pool. Management evaluates the results of the allowance for loan loss model and makes qualitative adjustments to the results of the model when it is determined that model results do not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors.
Our allowance for loan losses considers the probable loss inherent in the portfolio both before and after the payment reset date. Prior to December 31, 2013, we had experienced an insignificant volume of resets. The first significant volume of resets occurred during first and second quarter 2014. Data we reviewed from those periods, as well as data we reviewed for the 17-months ended May 31, 2014, indicated that delinquency was greater than estimated at December 31, 2013. Additionally, loans that have recently reset or are expected to reset in the near future are refinancing at levels below what was previously estimated, which we believe may indicate an increase in future delinquency and charge-off. Based on our review of these initial indicators, we increased our allowance for loan losses based on our qualitative analysis of the recent data. The allowance for loan losses increased to $306.0 million at June 30, 2014 from $207.0 million at December 31, 2013, respectively. The portion of the allowance for loan losses related to certain interest-only loans included in our residential first mortgage and HELOC loan held-for-investment loan portfolios increased primarily due to the estimates of the average loss emergence period and reset risk to approximately $103.5 million at June 30, 2014 from $52.3 million at December 31, 2013, which includes $91.1 million and $44.8 million related to the interest-only residential first mortgage loan portfolio at June 30, 2014 and December 31, 2013, respectively.
The allowance for loan losses as a percentage of nonperforming loans increased to 263.1 percent at June 30, 2014 from 145.9 percent at December 31, 2013, which was primarily due to the sale of nonperforming and TDR loans and the increase in the allowance for loan losses (discussed above) during the six months ended June 30, 2014.

The allowance for loan losses as a percentage of loans held-for-investment increased to 7.41 percent as of June 30, 2014 from 5.42 percent as of December 31, 2013, primarily due the increase in the allowance for loan losses (discussed above).

The allowance for loan losses is considered adequate based upon management's assessment of relevant factors, including the types and amounts of nonperforming loans, historical and current loss experience on such types of loans, and the current economic environment.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.

	June 30, 2014
	Loans Held-for-Investment	Percent of Portfolio	Allowance Amount	Percentage to Total Allowance
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,329,800	56.5%	$249,190	81.4%
Second mortgage	99,112	2.4%	13,655	4.5%
Warehouse lending	683,258	16.5%	2,557	0.8%
HELOC	121,722	2.9%	14,066	4.6%
Other	33,364	0.8%	2,030	0.7%
Total consumer loans	3,267,256	79.1%	281,498	92.0%
Commercial loans
Commercial real estate	523,006	12.7%	19,266	6.3%
Commercial and industrial	330,256	8.0%	5,096	1.7%
Commercial lease financing	10,017	0.2%	140	—%
Total commercial loans	863,279	20.9%	24,502	8.0%
Total consumer and commercial loans (1)	$4,130,535	100.0%	$306,000	100.0%
(1)     Excludes loans carried under the fair value option.

The following table sets forth the activity regarding our allowance for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning balance	$307,000	$290,000	$207,000	$305,000
Provision for loan losses	6,150	31,563	118,471	51,978
Charge-offs
Consumer loans
Residential first mortgage (1)	(5,603)	(63,099)	(16,466)	(88,791)
Second Mortgage	(1,145)	(2,033)	(2,213)	(3,988)
HELOC	(1,055)	(812)	(3,744)	(2,873)
Other consumer	(479)	(587)	(940)	(1,286)
Total consumer loans	(8,282)	(66,531)	(23,363)	(96,938)
Commercial loans
Commercial real estate	(1,789)	(21,350)	(1,789)	(34,512)
Total charge offs	(10,071)	(87,881)	(25,152)	(131,450)
Recoveries
Consumer loans
Residential first mortgage	458	6,687	1,574	12,040
Second mortgage	95	87	179	477
HELOC	62	457	111	562
Other consumer	370	(80)	690	374
Total consumer loans	985	7,151	2,554	13,453
Commercial loans
Commercial real estate	1,896	2,159	3,011	4,002
Commercial and industrial	40	8	69	17
Commercial lease financing	—	—	47	—
Total commercial loans	1,936	2,167	3,127	4,019
Total recoveries	2,921	9,318	5,681	17,472
Charge-offs, net of recoveries	(7,150)	(78,563)	(19,471)	(113,978)
Ending balance	$306,000	$243,000	$306,000	$243,000
Net charge-off ratio (1)	0.78%	6.96%	1.07%	4.88%
Net charge-off ratio, adjusted (1) (2)	0.78%	3.56%	0.94%	3.24%

(1)	Excludes loans carried under the fair value option.

(2)
Excludes charge-offs of $2.3 million, respectively, related to the sale of nonperforming and TDR loans during the six months ended June 30, 2014 and $38.3 million related to the sale of nonperforming and TDR loans during both the three and six months ended June 30, 2013.

Mortgage servicing rights. At June 30, 2014, MSRs included residential MSRs at fair value amounting to $289.2 million, compared to $284.7 million at December 31, 2013. During the six months ended June 30, 2014 and 2013, we recorded additions to our MSRs of $119.5 million and $237.1 million, respectively, due to loans sales or securitizations. Also, during the six months ended June 30, 2014, we reduced the amount of MSRs by $91.2 million related to mortgage servicing sales, $11.8 million related to loans that paid off during the period and a decrease in the fair value of MSRs of $12.0 million resulting from a decrease in interest rates. During the six months ended June 30, 2013, we reduced the amount of MSRs by $233.7 million related to mortgage servicing sales, $69.1 million related to loans that paid off during the period and an increase in the fair value of MSRs of $83.9 million resulting from the realization of expected cash flows and market driven changes, primarily as a result of increases in mortgage loan rates that led to an expected decrease in prepayment speeds. Our ratio of MSRs to Tier 1 capital is 24.3 percent and 22.6 percent at June 30, 2014 and December 31, 2013, respectively. See "Use of Non-GAAP Financial Measures."

The principal balance of the loans underlying our total MSRs was $25.3 billion at June 30, 2014, compared to $25.7 billion at December 31, 2013.

For information relating to the mortgage servicing rights, see Note 9 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement, herein.

Repossessed assets. Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held-for-investment portfolio at the lower of cost or fair value, less disposal costs. Management decides whether to rehabilitate the property or sell it "as is" and whether to list the property with a broker. The $5.1 million decrease in repossessed assets from December 31, 2013 to June 30, 2014, was primarily due to the $20.9 million in repossessed assets additions and the $25.9 million in repossessed assets disposals during the six months ended June 30, 2014.

The following table provides the activity for repossessed assets during each of the past five quarters.

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(Dollars in thousands)
Beginning balance	$31,076	$36,636	$66,530	$86,382	$114,356
Additions	13,711	7,221	4,936	12,447	15,274
Disposals	(13,208)	(12,781)	(34,830)	(32,299)	(43,248)
Ending balance	$31,579	$31,076	$36,636	$66,530	$86,382

Federal Home Loan Bank stock. At June 30, 2014, holdings of Federal Home Loan Bank stock remained unchanged at $209.7 million from December 31, 2013. Once purchased, Federal Home Loan Bank shares must be held for five years before they can be redeemed. As a member of the Federal Home Loan Bank, we are required to hold shares of Federal Home Loan Bank stock in an amount equal to at least 1.0 percent of aggregate unpaid principal balance (net of write downs) of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0 percent of our Federal Home Loan Bank advances, whichever is greater.

Premises and equipment. Premises and equipment, net of accumulated depreciation increased $3.8 million from $231.4 million at December 31, 2013 to $235.2 million at June 30, 2014. The increase was primarily due to software upgrades for improved system functionality throughout the Company.

Net deferred tax asset. At June 30, 2014, our net deferred tax assets were primarily attributable to U.S. net operating loss carryforwards. At June 30, 2014, our net deferred tax asset was $435.2 million, as compared to $414.7 million at December 31, 2013. The increase during the six months ended June 30, 2014, was primarily due to the increase in our allowance for loan losses, which increased from $207.0 million at December 31, 2013 to $306.0 million at June 30, 2014.

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

See Note 16 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Derivatives. We write and purchase interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated activity represented 100.0 percent of total interest rate swap contracts at June 30, 2014 and December 31, 2013. Customer-initiated trading derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts resulting in no net exposure to us, outside of counterparty performance. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. See Note 10 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

The following table provides derivative activity for the three and six months ended March 31, 2014 and 2013.

	Interest Rate Contracts (Notional Amount)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	( Dollars in thousands)
Beginning balance	$315,190	$134,681	$204,895	$202,492
Additions	67,103	10,536	179,249	16,296
Maturities/amortizations	(2,643)	(6,924)	(4,494)	(8,012)
Terminations	(4,636)	—	(4,636)	(71,853)
Ending balance	$375,014	$138,293	$375,014	$138,923

For information relating to derivatives, see Note 10 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Other assets. Other assets increased $8.9 million from December 31, 2013 to June 30, 2014. This was primarily due to an increase in accrued interest for loan repurchases with government guarantees.

Accrued interest receivable, which is included in other assets, increased $9.5 million from December 31, 2013 to June 30, 2014. This was primarily due to our interest-earning assets increasing by $0.5 billion to $8.4 billion at June 30, 2014, as compared to $7.9 billion at December 31, 2013. The increase in interest-earning assets is primarily due to a $0.6 billion increase in investment securities available for sale. We typically collect interest in the month following the month in which it is earned.

Liabilities

Deposits. Our deposits consist of four primary categories: retail deposits, government deposits, wholesale deposits and company controlled deposits. Total deposit accounts increased $503.6 million, or 8.2 percent at June 30, 2014, from December 31, 2013, primarily due to growth in retail and government demand and savings deposits.

Our branch retail deposits increased $163.9 million at June 30, 2014, compared to December 31, 2013, primarily due to growth in demand and savings deposits.

We have continued to increase our core deposit accounts and improve our mix of deposits. The overall need for deposit funding in during the six months ended June 30, 2014 has continued to keep pace with the volume of our mortgage originations. This has allowed us to run-off higher costing deposits, as we continue to have success in bringing in core checking, savings and money market accounts.

We have focused on increasing our commercial retail deposits. Our commercial retail deposits have increased $33.7 million or 23.9 percent at June 30, 2014, compared to December 31, 2013.

We call on local governmental agencies, and other public units, as an additional source for deposit funding. These deposit accounts include $340.2 million of certificates of deposit with maturities typically less than one year and $474.5 million in checking and savings accounts at June 30, 2014.

We generate deposits from our retail banking network and no longer purchase wholesale deposits. Wholesale deposits continued to run-off during the three months ended June 30, 2014 and decreased by $8.4 million from December 31, 2013.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not currently bear interest.

We participate in the Certificates of Deposit Account Registry Service ("CDARS") program, through which certain customer certificates of deposit ("CD") are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50.0 million. At June 30, 2014, $353.5 million of total CDs were enrolled in the CDARS program, with $313.4 million originating from public entities and $14.2 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $87.7 million from public entities and $265.8 million from retail customers at June 30, 2014. We continue to provide our customers CDAR deposit option and total CDARS balances increased $17.7 million at June 30, 2014, compared to December 31, 2013.

The composition of our deposits was as follows.

	June 30, 2014			December 31, 2013
	(Dollars in thousands)
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
Retail deposits
Branch retail deposits
Demand accounts	$706,767	0.08%	10.6%	$670,039	0.09%	10.9%
Savings accounts	3,104,689	0.65%	46.9%	2,849,644	0.46%	46.4%
Money market demand accounts	231,093	0.15%	3.5%	262,009	0.15%	4.3%
Certificates of deposit (1)	926,166	0.73%	13.9%	1,023,141	0.72%	16.7%
Total branch retail deposits	4,968,715	0.56%	74.9%	4,804,833	0.45%	78.3%
Commercial retail deposits
Demand accounts	105,671	0.01%	1.6%	93,515	0.01%	1.5%
Savings accounts	32,941	0.51%	0.5%	19,635	0.40%	0.3%
Money market demand accounts	35,148	0.57%	0.5%	25,095	0.54%	0.4%
Certificates of deposit (1)	1,187	0.84%	—%	2,988	0.41%	0.1%
Total commercial retail deposits	174,947	0.22%	2.6%	141,233	0.17%	2.3%
Total retail deposits	5,143,662	0.56%	77.5%	4,946,066	0.44%	80.6%
Government deposits
Demand accounts	174,804	0.38%	2.6%	104,466	0.26%	1.7%
Savings accounts	299,646	0.52%	4.5%	183,128	0.27%	3.0%
Certificates of deposit	340,204	0.40%	5.1%	314,804	0.38%	5.1%
Total government deposits (2)	814,654	0.44%	12.2%	602,398	0.33%	9.8%
Wholesale deposits	267	0.06%	—%	8,717	3.43%	0.1%
Company controlled deposits (3)	685,326	—%	10.3%	583,145	—%	9.5%
Total deposits (4)	$6,643,909	0.48%	100.0%	$6,140,326	0.39%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $0.8 billion at both June 30, 2014 and December 31, 2013, respectively.

(2)	Government deposits include funds from municipalities and schools.

(3)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $2.2 billion and $1.7 billion at June 30, 2014 and December 31, 2013, respectively.

Federal Home Loan Bank advances. Federal Home Loan Bank advances increased $43.7 million at June 30, 2014 from December 31, 2013, which reflects an increase in funding due to the growth of our assets. We rely upon advances from the Federal Home Loan Bank as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of Federal Home Loan Bank advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources.

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

At June 30, 2014, long-term debt includes a fair value of $97.7 million in VIE long-term debt associated with HELOC securitizations which are consolidated in the Consolidated Financial Statements, in Item 1. Financial Statements herein. We acquired all remaining HELOC loans, the proceeds of which were used by the trust to repay outstanding debt.

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

Activity in the representation and warranty reserve during the last five quarters is provided in the table below.

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(Dollar in thousands)
Beginning balance	$48,000	$54,000	$174,000	$185,000	$185,000
Provision for new loans sales	1,734	1,229	3,018	3,719	5,052
Provision adjustment for previous estimates	5,226	(1,672)	(15,425)	5,205	28,941
Charge-offs, net of recoveries	(4,960)	(5,557)	(107,593)	(19,924)	(33,993)
Ending balance	$50,000	$48,000	$54,000	$174,000	$185,000

A significant factor in the estimate of probable losses is the activity of the Agencies, including the number of loan files they review or intend to review, the number of subsequent repurchase demands made by the Agencies and the percentage of those repurchase demands that actually result in a repurchase by the Bank. The majority of our loan sales have been to Agencies, which are a significant source of our current repurchase demands. These demands were primarily concentrated in the pre-2009 origination years. The recent settlement agreements with Fannie Mae and Freddie Mac related to loans sold prior to 2009 lowers our loss estimates going forward.

The following table summarizes the amount of quarterly Fannie Mae and Freddie Mac audit file review requests by number of accounts. Such requests precede the repurchase demands that Fannie Mae and Freddie Mac may make thereafter.

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Fannie Mae	935	1,076	1,068	2,105	3,765
Freddie Mac	646	640	644	1,687	742
Total	1,581	1,716	1,712	3,792	4,507

During the six months ended June 30, 2014, we had $22.6 million in Fannie Mae new repurchase demands and $11.5 million in Freddie Mac new repurchase demands. The following table summarizes the amount of quarterly new repurchase demands we have received by loan origination year.

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(Dollars in thousands)
2008 and prior (1)	$3,629	$8,714	$96,674	$114,073	$136,040
2009-2014	30,522	28,607	19,904	12,509	16,484
Total	$34,151	$37,321	$116,578	$126,582	$152,524
Number of accounts	150	169	635	804	800

(1)	Includes a significant portion of the repurchase request and obligations associated with loans with the settlement agreements with Fannie Mae and Freddie Mac.

The following table summarizes the aggregate amount of pending repurchase demands at the end of each quarterly period noted.

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(Dollars in thousands)
Period end balance	$53,663	$69,401	$97,170	$155,159	$114,965
Percent non-agency (approximately)	1.8%	2.0%	2.6%	0.7%	1.6%

The following table summarizes the trends with respect to key model attributes and assumptions for estimating the representation and warranty reserve.

	June 30, 2014	December 31, 2013
	(Dollars in Thousands)
Unpaid principal balance of loans sold (1) (2)	$251,500,000	$244,100,000
Loan file review as percentage of unpaid principal balance	7.3%	8.2%
Repurchase demand rate (3)	15.2%	14.5%
Actual repurchase rate (4)	33.0%	35.5%
Loss severity rate (5)	10.7%	12.3%

(1)	Includes servicing sold with recourse.

(2)	Includes a significant portion of the repurchase requests and obligations associated with loans with the settlement agreements with Fannie Mae and Freddie Mac.

(3)	The percent of loan file reviews that is expected to result in a repurchase demand.

(4)	Weighted average of the appeals loss rate.

(5)	Average loss severity rate expected to be experienced on actual repurchases made (post appeal loss).

For information relating to the representation and warranty reserve, see Note 13 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement, herein.

Other liabilities. Other liabilities primarily consist of a reserve for possible contingent liabilities, undisbursed payments, escrow accounts, forward agency and derivative liability and the Ginnie Mae liability resulting from the recognition of our unilateral right to repurchase certain mortgage loans currently included in Ginnie Mae securities. Other liabilities increased at June 30, 2014, from December 31, 2013, primarily due to a $31.0 million increase in undisbursed payments on loans serviced for others liability from $86.8 million at December 31, 2013 to $117.8 at June 30, 2014. These amounts represents payments recieved from borrowers interest, principal and related loans charges which have not been remitted to investors. The Ginnie Mae liability totaled $22.4 million and $20.8 million at June 30, 2014 and December 31, 2013, respectively. These amounts are for certain loans sold to Ginnie Mae, as to which we have not yet repurchased, but have the unilateral right to do so. With respect to such loans sold to Ginnie Mae, a corresponding asset was included in loans held-for-sale. Escrow accounts totaled $43.4 million and $39.9 million at June 30, 2014 and December 31, 2013, respectively. Escrow accounts are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowners insurance and other insured product liabilities.

Other liabilities also included an accrual for possible contingent liabilities. As of June 30, 2014, our total accrual for contingent liabilities was $83.5 million, which decreased from December 31, 2013. At June 30, 2014, the accrual for possible contingent liabilities includes the $78.0 million fair value liability associated with the DOJ Settlement, which decreased as compared to $93.0 million at December 31, 2013. See Note 18 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Fair Value

Level 3 Financial Instruments

At June 30, 2014 and December 31, 2013, Level 3 assets recorded at fair value on a recurring basis totaled $545.8 million and $514.7 million, or 5.5 percent and 5.5 percent of total assets, respectively, and consisted primarily of loans held-for-investment, MSRs and mortgage rate lock commitments. At June 30, 2014 and December 31, 2013, there were $175.7 million and $198.8 million Level 3 liabilities recorded at fair value on a recurring basis, respectively, which primarily consisted of long-term debt and DOJ litigation.

At June 30, 2014 and December 31, 2013, Level 3 assets recorded at fair value on a non-recurring basis were $118.3 million and $106.4 million, respectively, and no Level 3 liabilities were recorded at fair value on a non-recurring basis. The Level 3 assets recorded at fair value on a non-recurring basis were 1.2 percent and 1.1 percent of total assets at June 30, 2014 and December 31, 2013, respectively, and consisted of residential first mortgage and commercial real estate impaired loans held-for-investment and repossessed assets.

Refer to Note 3 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements, herein, for a further discussion of fair value measurements.

Capital Resources and Liquidity

Our principal uses of funds include loan originations and operating expenses. At June 30, 2014, we had outstanding rate-lock commitments to lend $3.6 billion in mortgage loans, compared to $2.3 billion at December 31, 2013. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.4 billion at June 30, 2014 and $2.0 billion at December 31, 2013.

Capital. We had a net loss available to common shareholders of $53.4 million during the six months ended June 30, 2014. We did not pay any cash dividends on our common stock during the six months ended June 30, 2014 or during the year ended December 31, 2013. On February 19, 2008, our board of directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OCC of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by our board of directors of the proposed capital distribution. The 30-day period allows the OCC to determine whether or not the distribution would not be advisable. Because we are under the Consent Order, we currently must seek approval from the OCC prior to making a capital distribution from the Bank. In addition, under the Supervisory Agreement, the Company agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions.

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

At June 30, 2014, the Bank was considered "well-capitalized" for regulatory purposes. The following table shows the regulatory capital ratios as of the dates indicated. These ratios are applicable to the Bank only.

	June 30, 2014		December 31, 2013		June 30, 2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (to adjusted tangible assets)	$1,188,936	12.52%	$1,257,608	13.97%	$1,390,582	11.00%
Total adjusted tangible asset base (1)	$9,493,531		$9,004,904		$12,646,776
Tier 1 capital (to risk weighted assets)	$1,188,936	23.75%	$1,257,608	26.82%	$1,390,582	23.73%
Total capital (to risk weighted assets)	1,254,445	25.05%	1,317,964	28.11%	1,465,860	25.01%
Risk weighted asset base (1)	$5,006,897		$4,688,545		$5,861,221

(1)	Based on adjusted total assets for purposes of core capital and risk-weighted assets for purposes of total risk-based capital.

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

Certain regulatory capital ratios for the Bank as of June 30, 2014 are shown in the following table.

June 30, 2014	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Bank

Basel I Ratios
Tier 1 leverage ratio	4.00%	5.00%	12.52%

Basel III Ratios (fully phased-in) (1)
Common equity Tier 1 capital ratio (1)	4.50%	6.50%	20.31%
Tier 1 leverage ratio (1)	4.00%	5.00%	11.44%

(1)	See "Use of Non-GAAP Financial Measures."

Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate and market opportunities. The ability of a financial institution to meet current financial obligations is a function of the balance sheet structure, the ability to liquidate assets, and the access to various sources of funds.

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

Borrowings. The Federal Home Loan Bank provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the Federal Home Loan Bank using approved loan types as collateral. At June 30, 2014, we had an authorized line of credit of $7.0 billion that could be utilized to the extent we provide sufficient collateral. At June 30, 2014, we had $1.0 billion of advances outstanding and an additional $1.8 billion of collateralized borrowing capacity available at the Federal Home Loan Bank.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At June 30, 2014, we had pledged commercial and industrial loans amounting to $58.0 million with a lendable value of $35.7 million. At December 31, 2013, we had pledged commercial and industrial loans amounting to $38.7 million with a lendable value of $25.5 million. The increase in the available loan collateral was due to an increase in commercial loans. At June 30, 2014 and December 31, 2013, we had no borrowings outstanding against this line of credit.

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

Under the efficiency ratio (adjusted), noninterest expense and income (GAAP) is presented excluding non-recurring items to arrive at adjusted noninterest expense and income (non-GAAP), which is included in the numerator and denominator for the efficiency ratio. As the provision for loan losses is already excluded by the ratio's own definition, we believe that the exclusion of representation and warranty reserve - change in estimate provides investors with a more complete picture of our productivity and ability to generate operating income. The one-time item represents a fair value adjustment that is not expected to recur and items that were a result of the Assured and MBIA litigation settlements. The efficiency ratio (adjusted) provides investors with a meaningful base for period to period comparisons, which management believes will assist investors in analyzing our operating results and predicting future performance. These non-GAAP financial measures are also utilized internally by management to assess the performance of our own business.

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

Non-GAAP Reconciliation
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Efficiency ratio (adjusted)
Net interest income (a)	$62,425	$47,096	$120,626	$102,764
Noninterest income (b)	102,484	219,959	177,436	404,902
Less provisions:
Representation and warranty reserve - change in estimate	5,226	28,940	3,554	46,336
Significant one-time items:
Net impairment loss recognized through earnings	—	8,789	—	8,789
Other noninterest income	—	(36,854)	$21,056	(36,854)
Adjusted income (c)	$170,135	$267,930	$322,672	$525,937
Noninterest expense (d)	$121,353	$174,397	$260,605	$370,986
Significant one-time items:
Legal and professional expense	—	10,000	—	10,000
Adjusted noninterest expense (e)	$121,353	$184,397	$260,605	$380,986
Efficiency ratio (d/(a+b))	73.6%	65.3%	87.4%	73.1%
Efficiency ratio (adjusted) (e/c)	71.3%	68.8%	80.8%	72.4%

	June 30, 2014	December 31, 2013	June 30, 2013
Nonperforming assets / Tier 1 capital + allowance for loan losses
Nonperforming assets	$151,741	$182,321	$344,318
Tier 1 capital (to adjusted total assets) (1)	1,188,936	1,257,608	1,390,582
Allowance for loan losses	306,000	207,000	243,000
Tier 1 capital + allowance for loan losses	$1,494,936	$1,464,608	$1,633,582
Nonperforming assets / Tier 1 capital + allowance for loan losses	10.2%	12.4%	21.1%

Mortgage servicing rights to Tier 1 capital ratio	June 30, 2014	December 31, 2013	June 30, 2013
Mortgage servicing rights	$289,185	$284,678	$729,019
Tier 1 capital (to adjusted total assets) (1)	1,188,936	1,257,608	1,390,582
Mortgage servicing rights to Tier 1 capital ratio	24.3%	22.6%	52.4%

(1)	Represents Tier 1 capital for the Bank.

June 30, 2014	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)
Flagstar Bank (the Bank) (2)
Regulatory capital – Basel I to Basel III (fully phased-in) (3)
Basel I capital	$1,188,936	$1,188,936
Increased deductions related to deferred tax assets, mortgage servicing assets, and other capital components	(154,900)	(154,900)
Basel III (fully phased-in) capital (3)	$1,034,036	$1,034,036
Risk-weighted assets – Basel I to Basel III (fully phased-in) (3)
Basel I assets	$5,006,897	$9,493,531
Net change in assets	83,669	(453,242)
Basel III (fully phased-in) assets (3)	$5,090,566	$9,040,289
Capital ratios
Basel I (2)	23.75%	12.52%
Basel III (fully phased-in) (3)	20.31%	11.44%

(1)	The definition of total assets used in the calculation of the Tier 1 Leverage ratio changed from ending total assets under Basel I to quarterly average total assets under Basel III.

(2)	The Bank is currently subject to the requirements of Basel I.

(3)	Basel III information is considered estimated and not final at this time as the Basel III rules continue to be subject to interpretation by U.S. Banking Regulators.

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

The following table is a summary of the changes in our net interest income that are projected to result from hypothetical changes in market interest rates. The interest rate scenarios presented in the table include interest rates as of June 30, 2014 and December 31, 2013 and adjusted by instantaneous parallel rate changes plus or minus 200 basis points.

June 30, 2014
Scenario	Net interest Income	$ Change	% Change
	(Dollars in thousands)
200	$261,718	$15,338	6.0%
Constant	$246,380	$—	—%
(200)	$234,686	$(11,694)	(5.0)%
December 31, 2013
Scenario	Net interest Income	$ Change	% Change
	(Dollars in thousands)
200	$286,048	$35,058	14.0%
Constant	$250,990	$—	—%
(200)	$211,613	$(39,377)	(16.0)%

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

The following table is a summary of the changes in our EVE that are projected to result from hypothetical changes in market interest rates. EVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at June 30, 2014 and December 31, 2013 and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at June 30, 2014 and December 31, 2013, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact EVE. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this "natural business hedge" historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the EVE framework. Further, there can be no assurance that this natural business hedge would positively affect the EVE in the same manner and to the same extent as in the past.

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

June 30, 2014					December 31, 2013
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change
	(Dollars in thousands)					(Dollars in thousands)
300	$1,421,033	15.9%	$(194,532)	(12.0)%	300	$1,131,146	13.4%	$(261,137)	(18.8)%
200	$1,484,588	16.2%	$(130,977)	(8.1)%	200	$1,233,357	14.3%	$(158,926)	(11.4)%
100	$1,552,604	16.5%	$(62,961)	(3.9)%	100	$1,325,836	15.0%	$(66,447)	(4.8)%
Current	$1,615,565	16.8%	$—	—%	Current	$1,392,283	15.4%	$—	—%
(100)	$1,651,136	16.9%	$35,571	2.2%	(100)	$1,416,747	15.4%	$(24,464)	1.8%

Our balance sheet exhibits liability sensitivity in an EVE framework. In a rising interest rate scenario, the EVE decreases. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice in the near term exceeding the amount of assets that could similarly reprice over the same time period because such assets may have longer maturities or repricing terms.

Item 4. Controls and Procedures

(a)
Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of June 30, 2014 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.

(b)
Changes in Internal Controls. During the quarter ended June 30, 2014, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended June 30, 2014.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended June 30, 2014.

Item 3. Defaults upon Senior Securities

The Company had no defaults on senior securities.

The following sets forth arrearage of the payment of dividends on preferred stock.

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock") the Company may defer payments of dividends. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of June 30, 2014, the amount of the arrearage on the dividend payments of the Series C Preferred Stock was $42.2 million.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Executive Leadership Change

Effective August 4, 2014, Paul Borja, the Company and the Bank's current Chief Financial Officer and Principal Accounting Officer, will assume a new position of Senior Deputy General Counsel in the Company and the Bank's Legal Department. In that role, Mr. Borja will have supervision over legal functions involving mortgage and retail banking; commercial transactions and vendor contracts; and corporate governance, securities and human resources. Prior to joining Flagstar as its Chief Financial Officer, Mr. Borja had been a partner in the Washington, DC office of Kutak Rock LLP, where he practiced in the areas of corporate, banking, securities and tax law. Prior to practicing law, Mr. Borja had practiced as a CPA with KPMG.

Effective August 4, 2014, James K. Ciroli will assume the position of Executive Vice President, Chief Financial Officer and Principal Accounting Officer of both the Company and the Bank, subject to receipt of regulatory non-objection from the Office of the Comptroller of the Currency (the "OCC") and the Board of Governors of the Federal Reserve System (the "Federal Reserve").

For his entire career, Mr. Ciroli, age 49, has worked in a variety of finance roles of increasing responsibility in the financial services sector. Mr. Ciroli comes to the Company from First Niagara Financial Group, Inc., where he served as its Senior Vice President, Corporate Controller and Principal Accounting Officer and supervised a team with responsibility for accounting, treasury operations, regulatory reporting, sourcing, tax and internal controls. Before he joined First Niagara in November 2009, he spent 8 years at Huntington Bancshares Incorporated as Senior Vice President and Assistant Controller.

Prior to Huntington, he also held positions of progressive responsibility at KeyCorp in its finance function and at Deloitte and Touche.

Subject to receipt of applicable regulatory approval, Mr. Ciroli’s base salary will be $450,000 annually payable in cash. He will also receive a signing bonus of $100,000 as well as a guaranteed minimum cash bonus for 2014 of $225,000, payable in the first quarter of 2015. Mr. Ciroli will be entitled to an allowance for relocation expenses and to receive such fringe and other benefits and perquisites as are regularly and generally provided to other senior executives of the Company and the Bank, subject to the terms and conditions of any employee benefits plans and other arrangements maintained by the Company and the Bank.

Item 6. Exhibits

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	July 29, 2014	/s/ Alessandro DiNello
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

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.