Form 10-Q
period 2014-09-30
FLAGSTAR BANCORP INC
filed 2014-11-03
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
As of October 30, 2014, 56,271,116 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014
TABLE OF CONTENTS (continued)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents
Cash and cash items ($2,855 and $1,129 of consolidated VIEs, respectively) (1)	$44,374	$55,913
Interest-earning deposits	62,466	224,592
Total cash and cash equivalents	106,840	280,505
Investment securities available-for-sale	1,378,093	1,045,548
Loans held-for-sale ($1,415,938 and $1,140,507 measured at fair value, respectively) (2)	1,468,668	1,480,418
Loans repurchased with government guarantees	1,191,826	1,273,690
Loans held-for-investment, net
Loans held-for-investment ($222,348 and $238,322 measured at fair value which includes $140,331 and $155,012 of consolidated VIEs, respectively) (1) (2)	4,184,624	4,055,756
Less: allowance for loan losses	(301,000)	(207,000)
Total loans held-for-investment, net	3,883,624	3,848,756
Mortgage servicing rights	285,386	284,678
Repossessed assets, net	27,149	36,636
Federal Home Loan Bank stock	209,737	209,737
Premises and equipment, net	238,261	231,350
Net deferred tax asset	449,575	414,681
Other assets	386,251	301,302
Total assets	$9,625,410	$9,407,301
Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$1,299,405	$930,060
Interest bearing	5,934,991	5,210,266
Total deposits	7,234,396	6,140,326
Federal Home Loan Bank advances	150,000	988,000
Long-term debt ($92,140 and $105,813 of consolidated VIEs at fair value, respectively) (1) (2)	339,575	353,248
Representation and warranty reserve	57,000	54,000
Other liabilities ($80,100 and $93,000 measured at fair value and $136 and $136 of consolidated VIEs, respectively) (1) (2)	492,834	445,853
Total liabilities	8,273,805	7,981,427
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding, respectively	266,657	266,174
Common stock $0.01 par value, 70,000,000 shares authorized; 56,261,652 and 56,138,074 shares issued and outstanding, respectively	563	561
Additional paid in capital	1,480,955	1,479,265
Accumulated other comprehensive income (loss)	(250)	(4,831)
Accumulated deficit	(396,320)	(315,295)
Total stockholders’ equity	1,351,605	1,425,874
Total liabilities and stockholders’ equity	$9,625,410	$9,407,301

(1)	Amounts represent the assets and liabilities of consolidated variable interest entities ("VIEs").

(2)	Amounts represent the assets and liabilities for which the Company has elected the fair value option.

    The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Interest Income
Loans	$64,060	$75,633	$184,638	$249,312
Investment securities available-for-sale or trading	10,880	1,465	28,303	5,397
Interest-earning deposits and other	154	1,709	417	4,145
Total interest income	75,094	78,807	213,358	258,854
Interest Expense
Deposits	8,461	10,023	21,688	35,680
Federal Home Loan Bank advances	591	24,434	1,725	72,766
Other	1,679	1,665	4,957	4,960
Total interest expense	10,731	36,122	28,370	113,406
Net interest income	64,363	42,685	184,988	145,448
Provision for loan losses	8,097	4,053	126,567	56,030
Net interest income after provision for loan losses	56,266	38,632	58,421	89,418
Noninterest Income
Loan fees and charges	18,661	20,876	56,272	84,152
Deposit fees and charges	5,618	5,410	15,660	15,749
Net gain on loan sales	52,175	75,073	152,275	357,404
Loan administration income	5,599	1,454	18,826	2,752
Net return on the mortgage servicing asset	1,346	27,217	22,475	73,949
Net gain on sale of assets	4,874	98	10,626	2,120
Total other-than-temporary impairment (loss) gain	—	—	—	(8,789)
Net impairment losses recognized in earnings	—	—	—	(8,789)
Representation and warranty reserve – change in estimate	(12,538)	(5,205)	(16,092)	(51,541)
Other noninterest income	9,453	9,373	2,583	63,402
Total noninterest income	85,188	134,296	262,625	539,198
Noninterest Expense
Compensation and benefits	53,503	61,552	174,291	209,696
Commissions	10,346	12,099	26,098	44,962
Occupancy and equipment	20,471	18,644	60,265	60,218
Asset resolution	13,666	16,295	43,108	48,661
Federal insurance premiums	5,633	7,910	17,402	26,941
Loan processing expense	10,472	10,890	26,406	43,390
Legal and professional expense	15,044	19,593	39,826	64,822
Other noninterest expense	50,254	11,453	52,598	30,732
Total noninterest expense	179,389	158,436	439,994	529,422

Flagstar Bancorp, Inc. Consolidated Statements of Operations, Continued (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
(Loss) income before income taxes	(37,935)	14,492	(118,948)	99,194
(Benefit) provision for income taxes	(10,303)	220	(38,407)	(5,888)
Net (loss) income	(27,632)	14,272	(80,541)	105,082
Preferred stock dividend/accretion	—	(1,449)	(483)	(4,336)
Net (loss) income applicable to common stock	$(27,632)	$12,823	$(81,024)	$100,746
(Loss) income per share
Basic	$(0.61)	$0.16	$(1.79)	$1.61
Diluted	$(0.61)	$0.16	$(1.79)	$1.59
Weighted average shares outstanding
Basic	56,249,300	56,096,376	56,224,850	56,041,844
Diluted	56,249,300	56,541,089	56,224,850	56,458,898

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net (loss) income	$(27,632)	$14,272	$(80,541)	$105,082
Other comprehensive (loss) income, before tax
Investment securities available-for-sale
Unrealized (loss) gains on investment securities available-for-sale	(8,531)	3,441	10,126	6,087
Reclassification of (loss) gain on sale of investment securities available-for-sale	(2,382)	—	(3,057)	—
Subsequent decreases in the fair value of investment securities available-for-sale previously written down as impaired	—	—	—	(2,681)
Additions for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	—	—	8,789
Total investment securities available-for-sale, before tax	(10,913)	3,441	7,069	12,195
Other comprehensive income, deferred tax (loss) benefit
Deferred tax loss (benefit) related to other comprehensive income resulting from unrealized gains and losses on investment securities available-for-sale	3,842	—	1,723	—
Deferred tax loss (benefit) related to other comprehensive income resulting from the dissolution and sales of investments securities available-for-sale	—	—	(4,212)	(6,108)
Other comprehensive (loss) income, net of tax	(7,071)	3,441	4,580	6,087
Comprehensive (loss) income	$(34,703)	$17,713	$(75,961)	$111,169
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2012	$260,390	$559	$1,476,569	$(1,658)	$(576,498)	$1,159,362
(Unaudited)
Net income	—	—	—	—	105,082	105,082
Total other comprehensive income	—	—	—	6,087	—	6,087
Restricted stock issued	—	1	(1)	—	—	—
Accretion of preferred stock	4,336	—	—	—	(4,336)	—
Stock-based compensation	—	1	1,823	—	—	1,824
Balance at September 30, 2013	$264,726	$561	$1,478,391	$4,429	$(475,752)	$1,272,355
Balance at December 31, 2013	$266,174	$561	$1,479,265	$(4,831)	$(315,295)	$1,425,874
(Unaudited)
Net income	—	—	—	—	(80,541)	(80,541)
Total other comprehensive income	—	—	—	4,580	—	4,580
Restricted stock issued	—	2	(2)	—	—	—
Accretion of preferred stock	483	—	—	—	(483)	—
Stock-based compensation	—	—	1,692	—	—	1,692
Balance at September 30, 2014	$266,657	$563	$1,480,955	$(251)	$(396,319)	$1,351,605

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows (In thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Operating Activities
Net (loss) income	$(80,541)	$105,082
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for loan losses	126,567	56,030
Depreciation and amortization	17,936	17,200
Loss on fair value of mortgage servicing rights	36,505	3,236
Loss on fair value of long-term debt	5,307	5,139
Net gain on the sale of assets	(14,399)	(16,749)
Net gain on loan sales	(152,275)	(357,404)
Net transaction costs on sales of mortgage servicing rights	4	10,246
Net gain on investment securities available for sale	(3,057)	—
Net gain on trading securities	—	(85)
Other than temporary impairment losses on investment securities available-for-sale	—	8,789
Net gain on transferors' interest	—	(45,534)
Proceeds from sales of loans held-for-sale	13,249,012	35,038,925
Origination and repurchase of loans held-for-sale, net of principal repayments	(18,927,059)	(32,445,369)
Net change in:
Decrease in repurchase loans with government guarantees, net of claims received	81,865	609,577
(Increase) decrease in accrued interest receivable	(12,284)	42,680
Proceeds from sales of trading securities	—	120,122
(Increase) decrease in other assets	(103,020)	5,432
Decrease in payable for mortgage repurchase option	(16,450)	(56,978)
Representation and warranty reserve - change in estimate	16,092	51,541
Net charge-offs in representation and warranty reserve	(18,017)	(85,129)
Increase (decrease) in other liabilities	20,107	(235,284)
Net cash (used in) provided by operating activities	(5,773,707)	2,831,467
Investing Activities
Proceeds received from the sale of investment securities available-for-sale	6,317,522	—
Repayment of investment securities available-for-sale	117,795	45,769
Purchase of investment securities available-for-sale	(755,414)	(436,585)
Net change from sales of loans held-for-investment	(368,904)	(471,249)
Principal repayments net of origination of loans held-for-investment	(150,402)	1,551,144
Proceeds from the disposition of repossessed assets	29,812	83,139
Acquisitions of premises and equipment, net of proceeds	(26,279)	(27,067)
Proceeds from the sale of mortgage servicing rights	155,498	222,804
Net cash provided by investing activities	5,319,628	967,955

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows, continued (In thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Financing Activities
Net increase (decrease) in deposit accounts	1,094,071	(1,645,010)
Net decrease in Federal Home Loan Bank advances	(838,000)	(272,402)
Payment on long-term debt	(18,980)	(12,165)
Net receipt (disbursement) of payments of loans serviced for others	38,867	(282,968)
Net receipt of escrow payments	4,456	11,440
Net cash provided by (used in) financing activities	280,414	(2,201,105)
Net (decrease) increase in cash and cash equivalents	(173,665)	1,598,317
Beginning cash and cash equivalents	280,505	952,793
Ending cash and cash equivalents	$106,840	$2,551,110
Supplemental disclosure of cash flow information
Loans held-for-investment transferred to repossessed assets	$48,875	$167,898
Interest paid on deposits and other borrowings	$23,272	$109,342
Income taxes paid	$100	$8,509
Reclassification of loans originated for investment to loans held-for-sale	$384,329	$542,822
Reclassification of mortgage loans originated held-for-sale to loans held-for-investment	$15,425	$53,208
Reclassification of mortgage loans held-for-sale to investment securities available-for-sale	$6,001,134	$—
Mortgage servicing rights resulting from sale or securitization of loans	$198,051	$323,216
Recharacterization of investment securities available-for-sale to loans held-for-investment	$—	$73,283
Reconsolidation of HELOC's of variable interest entities (VIEs)	$—	$170,507
Reconsolidation of long-term debt of VIEs	$—	$119,980

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Business

Flagstar Bancorp, Inc. ("Flagstar" or the "Company"), the holding company for Flagstar Bank, FSB (the "Bank") is a Michigan-based savings and loan holding company founded in 1993. The Company's business is primarily conducted through its principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At September 30, 2014, the Company's total assets were $9.6 billion. The Company has the largest bank headquartered in Michigan and one of the top ten largest savings banks in the United States.

In preparing these consolidated financial statements, subsequent events were evaluated through the time the financial statements were issued. All material subsequent events have been either recognized in the Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements.

The Company's operations are conducted through four operating segments: Mortgage Originations, Mortgage Servicing, Community Banking, and Other, which includes the remaining reported activities. The Mortgage Originations segment, in which the Company originates or purchases residential mortgage loans throughout the country and sells them into securitization pools, primarily to Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and Government National Mortgage Association ("Ginnie Mae") (collectively, the "Agencies") or as whole loans. Mortgage loans are originated through 32 home loan centers located in 18 states, a direct to consumer call center, the Internet, wholesale brokers and correspondents. The Mortgage Servicing segment services mortgage loans on a fee basis for others and also services residential mortgages held-for-investment by the Community Banking segment and mortgage servicing rights held by the Other segment. See Note 19 - Segment Information for additional information.

The Company also offers a range of products and services to consumers and businesses through the Community Banking segment. As of September 30, 2014, the Company operated 106 banking centers in Michigan. The Company offers consumer products including deposit accounts, commercial loans and personal loans, including auto and boat loans. Commercial products offered include deposit and sweep accounts, telephone banking, term loans and lines of credit, lease financing, government banking products and treasury management services including remote deposit and merchant services.

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

Note 2 – Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. These interim financial statements include all adjustments, consisting of normal recurring accruals that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2014. In addition, certain prior period amounts have been reclassified to conform to the current period presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, which are available on the Company’s Investor Relations website, at www.flagstar.com, and on the SEC website, at www.sec.gov.

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

In August 2014, the FASB issued ASU No. 2014-13, Consolidation (Topic 810). A reporting entity that consolidates a collateralized financing entity within the scope of this update may elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in this update or Topic 820 on fair value measurement. When the measurement alternative is not elected for a consolidated collateralized financing entity within the scope of this update, the amendments clarify that (1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collaterlized financing entity should be measured using the requirements of Topic 820 and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto.

In August 2014, the FASB issued ASU Update No. 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40). The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure. (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim. (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). In connection with preparing financial statements for each annual and interim reporting periods, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto.

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

Assets

Investment securities available-for-sale. These securities are comprised of U.S. government sponsored agencies and municipal obligations. The Company measures fair value using prices obtained from pricing services. A review is performed on the security prices received from the pricing services, which includes discussion and analysis of the inputs used by the pricing services to value our securities. Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange markets), bid prices (the price at which a buyer stands ready to purchase) and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including; quotes for similar fixed-income securities, matrix pricing, discounted cash flow using benchmark curves or other factors to determine fair value. U.S. government sponsored agency mortgage backed securities are classified within Level 2 of the valuation hierarchy, U.S. government sponsored collateralized mortgage obligation securities are classified within Level 2 of the valuation hierarchy and all other debt securities are classified within Level 3 of the valuation hierarchy.

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

The HELOC loans associated with the FSTAR 2005-1 and FSTAR 2006-2 securitization trusts have been recorded in the Consolidated Financial Statement as loans held-for-investment, at fair value. The Company records these loans as a recurring Level 3 valuation.

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

Mortgage Servicing Rights ("MSRs"). The current market for MSRs is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. Management obtains third-party valuations of the MSR portfolio on a quarterly basis from independent valuation experts to assess the reasonableness of the fair value calculated by its internal valuation model. In certain circumstances, based on the probability of the completion of a sale of MSRs pursuant to a bona-fide purchase offer, the Company considers the bid price of that offer and identifiable transaction costs in comparison to the calculated fair value and may adjust the estimate of fair value to reflect the terms of the pending transaction. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. See Note 9 - Mortgage Servicing Rights, for the key assumptions used in the residential MSR valuation process.

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

The Company elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement considering multiple scenarios and possible outcomes for the timing of the Additional Payments. As of September 30, 2014, the Bank has accrued $80.1 million, which represents the fair value of the Additional Payments. The signed DOJ Agreement establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability. The undiscounted amount of the DOJ liability remains at $118.0 million.

At September 30, 2014 and December 31, 2013, the cash flows were discounted using a 8.1 percent and 9.9 percent, respectively, discount rate that is inclusive of the risk free rate based on the expected duration of the liability and an adjustment for non-performance risk that represents the Company's credit risk. The model assumes that the Company will have met substantially all of the stipulations required for the commencement of payments to the DOJ.

The liability is classified within Level 3 of the valuation hierarchy as the projections of earnings and growth rate assumptions are unobservable inputs which affect the estimated timing of the cash flow payments. The Company considers factors which could affect those projections from the perspective of a market participant, which is incorporated into the assessment of fair value. The litigation settlement is included in other liabilities on the Consolidated Financial Statements and changes in the fair value of the litigation settlement will be recorded each quarter in other noninterest expense on the Consolidated Statements of Operations.

Assets and liabilities measured at fair value on a recurring basis

The following tables present the financial instruments carried at fair value as of September 30, 2014 and December 31, 2013, by caption on the Consolidated Statement of Financial Condition and by level in the valuation hierarchy (as described above).

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2014	(Dollars in thousands)
Investment securities available-for-sale
Agency	$—	$306,101	$—	$306,101
Agency-collateralized mortgage obligations	—	1,068,481	—	1,068,481
Municipal obligations	—	—	3,511	3,511
Loans held-for-sale
Residential first mortgage loans	—	1,415,938	—	1,415,938
Loans held-for-investment
Residential first mortgage loans	—	26,075	—	26,075
Second mortgage loans	—	—	55,942	55,942
HELOC loans	—	—	140,331	140,331
Mortgage servicing rights	—	—	285,386	285,386
Derivative assets
Forward agency and loan sales	—	2,301	—	2,301
Rate lock commitments	—	—	27,066	27,066
Interest rate swaps	—	3,556	—	3,556
Total derivative assets	—	5,857	27,066	32,923
Total assets at fair value	$—	$2,822,452	$512,236	$3,334,688
Derivative liabilities
Forward agency and loans sales	$—	$(7,392)	$—	$(7,392)
Rate lock commitments	—	—	(386)	(386)
U.S. Treasury futures	(177)	—	—	(177)
Agency forwards	(630)	—	—	(630)
Interest rate swaps	—	(3,496)	—	(3,496)
Total derivative liabilities	(807)	(10,888)	(386)	(12,081)
Warrant liabilities	—	(7,716)	—	(7,716)
Long-term debt	—	—	(92,140)	(92,140)
Litigation settlement	—	—	(80,100)	(80,100)
Total liabilities at fair value	$(807)	$(18,604)	$(172,626)	$(192,037)

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2013	(Dollars in thousands)
Investment securities available-for-sale
Agency	$—	$422,844	$—	$422,844
Agency-collateralized mortgage obligations	—	605,404	—	605,404
Municipal obligations	—	17,300	—	17,300
Loans held-for-sale
Residential first mortgage loans	—	1,140,507	—	1,140,507
Loans held-for-investment
Residential first mortgage loans	—	18,625	—	18,625
Second mortgage loans	—	—	64,685	64,685
HELOC loans	—	—	155,012	155,012
Mortgage servicing rights	—	—	284,678	284,678
Derivative assets
U.S. Treasury futures	1,221	—	—	1,221
Forward agency and loan sales	—	19,847	—	19,847
Rate lock commitments	—	—	10,329	10,329
Forward agency and loan sales	—	—	—	—
Interest rate swaps	—	1,797	—	1,797
Total derivative assets	1,221	21,644	10,329	33,194
Total assets at fair value	$1,221	$2,226,324	$514,704	$2,742,249
Derivative liabilities
Agency forwards	$(1,665)	$—	$—	$(1,665)
Interest rate swaps	—	(1,797)	—	(1,797)
Total derivative liabilities	(1,665)	(1,797)	—	(3,462)
Warrant liabilities	—	(10,802)	—	(10,802)
Long-term debt	—	—	(105,813)	(105,813)
Litigation settlement	—	—	(93,000)	(93,000)
Total liabilities at fair value	$(1,665)	$(12,599)	$(198,813)	$(213,077)

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

The Company transferred $3.5 million of municipal obligations to Level 3 from Level 2 in the valuation hierarchy during the period. The Company had no other transfers of assets or liabilities recorded at fair value between the fair value Levels for the three and nine months ended September 30, 2014.

Fair value measurements using significant unobservable inputs

The tables below include a roll forward of the Consolidated Statement of Financial Condition amounts for the three and nine months ended September 30, 2014 and 2013 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

		Recorded in Earnings		Recorded in OCI
Three Months Ended September 30, 2014	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases	Sales	Settlements	Transfers In (Out)	Balance at End of Period	Changes in Unrealized Gains / (Losses) Held at End of Period (3)
Assets	(Dollars in thousands)
Investment securities available-for-sale (1)(2)
Municipal obligation	$—	$—	$—	$—	$—	$—	$—	$3,511	$3,511	$—
Loans held-for-investment
Second mortgage loans	58,660	1,340	414	—	—	—	(4,472)	—	55,942	1,340
HELOC loans	146,933	(1,333)	1,143	—	142	—	(6,554)	—	140,331	(7,887)
Mortgage servicing rights	289,185	(12,732)	—	—	78,556	(69,623)	—	—	285,386	(4,799)
Totals	$494,778	$(12,725)	$1,557	$—	$78,698	$(69,623)	$(11,026)	$3,511	$485,170	$(11,346)
Liabilities
Long-term debt	$(97,722)	$—	$(2,221)	$—	$—	$—	$7,803	$—	$(92,140)	$—
Litigation settlement	(78,000)	(2,100)	—	—	—	—	—	—	(80,100)	—
Totals	$(175,722)	$(2,100)	$(2,221)	$—	$—	$—	$7,803	$—	$(172,240)	$—
Derivative financial instruments (net)
Rate lock commitments	$50,974	$10,397	$—	$—	$66,101	$(85,380)	$(15,412)	$—	$26,680	$1,051
Totals	$50,974	$10,397	$—	$—	$66,101	$(85,380)	$(15,412)	$—	$26,680	$1,051

Three Months Ended September 30, 2013
Loans held-for-investment
Second mortgage loans	$73,327	$1,548	$265	$—	$—	$—	$(5,881)		$69,259	$14,192
HELOC loans	170,507	526	2,750	—	96	—	(12,118)		161,761	16,020
Mortgage servicing rights	729,019	169	—	—	86,109	—	(18,268)	—	797,029	(67)
Derivative financial instruments
Rate lock commitments	(23,746)	32,390	—	—	75,433	(16,804)	(3,078)	—	64,195	37,441
Totals	$949,107	$34,633	$3,015	$—	$161,638	$(16,804)	$(39,345)	$—	$1,092,244	$67,586
Liabilities
Long-term debt	$(119,980)	$—	$(5,139)	$—	$—	$—	$12,165		$(112,954)	$—
Litigation settlement	(23,270)	(5,200)	—	—	—	—	—	—	(28,470)	—
Totals	$(143,250)	$(5,200)	$(5,139)	$—	$—	$—	$12,165		$(141,424)	$—

		Recorded in Earnings		Recorded in OCI
Nine Months Ended September 30, 2014	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases	Sales	Settlements	Transfers In (Out)	Balance at End of Period	Changes In Unrealized Held at End of Period (3)
Assets	(Dollars in thousands)
Investment securities available-for-sale (1)(2)(3)
Municipal obligation	$—	$—	$—	$—	$—	$—	$—	$3,511	$3,511	$—
Loans held-for-investment
Second mortgage loans	64,685	1,770	1,243	—	—	—	(11,756)	—	55,942	1,770
HELOC loans	155,012	(1,213)	1,268	—	319	—	(15,055)	—	140,331	(16,267)
Mortgage servicing rights	284,678	(36,505)	—	—	198,051	(160,838)	—	—	285,386	(11,345)
Totals	$504,375	$(35,948)	$2,511	$—	$198,370	$(160,838)	$(26,811)	$3,511	$485,170	$(25,842)
Liabilities
Long-term debt	$(105,813)	$—	$(5,307)	$—	$—	$—	$18,980	$—	$(92,140)	$—
DOJ litigation	(93,000)	12,900	—	—	—	—	—	—	(80,100)	—
Totals	$(198,813)	$12,900	$(5,307)	$—	$—	$—	$18,980	$—	$(172,240)	$—
Derivative financial instruments (net)
Rate lock commitments	$10,329	$109,426	$—	$—	$202,790	$(243,839)	$(52,026)	$—	$26,680	$24,268
Totals	$10,329	$109,426	$—	$—	$202,790	$(243,839)	$(52,026)	$—	$26,680	$24,268

Nine Months Ended September 30, 2013
Investment securities available-for-sale (1)(2)
Mortgage securitization	$91,117	$—	$(8,789)	$871	$—	$(73,327)	$(9,872)	$—	$—	$—
Loans held-for-investment
Second mortgage loans	—	1,548	(6,951)	—	80,543	—	(5,881)		69,259	14,192
HELOC loans	—	526	2,750	—	170,603	—	(12,118)		161,761	16,020
Transferor's interest	7,103	(174)	45,708	—	—	(52,637)	—	—	—	—
Mortgage servicing rights	710,791	84,161	—	—	323,216	(233,742)	(87,397)	—	797,029	63,507
Derivative financial instruments
Rate lock commitments	86,200	—	(134,162)	—	313,521	(167,292)	(34,072)	—	64,195	(8,686)
Totals	$895,211	$86,061	$(101,444)	$871	$887,883	$(526,998)	$(149,340)	$—	$1,092,244	$85,033
Liabilities
Long-term debt	$—	$—	$(5,139)	$—	$(119,980)	$—	$12,165		$(112,954)	$—
DOJ litigation	(19,100)	(9,370)	—	—	—	—	—	—	(28,470)	—
Totals	$(19,100)	$(9,370)	$(5,139)	$—	$(119,980)	$—	$12,165	$—	$(141,424)	$—

(1)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in noninterest income.

(2)
U.S. government agency investment securities available-for-sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect any assumptions a willing market participant would include in its valuation. Non-agency CMO investment securities available-for-sale are valued using internal valuation models and pricing information from third parties.

(3)	Reflects the changes in the unrealized gains (losses) related to financial instruments held at the end of the period.

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of September 30, 2014 and December 31, 2013.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2014	(Dollars in thousands)
Assets
Second mortgage loans	$55,942	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average	7.2% - 10.8% (9.0%) 12.3% - 18.4% (15.4%) 2.3% - 3.5% (2.9%)
FSTAR 2005-1 HELOC loans	$69,624	Discounted cash flows	Required internal rate of return (leveraged) Weighted average life (CPR) Remaining lifetime collateral default % Remaining lifetime collateral loss severity	8.0% - 12.0% (10.0%) 6.1% - 9.2% (7.7%) 6.9% - 10.3% (8.6%) 58.1% - 87.1% (72.6%)
FSTAR 2006-2 HELOC loans	$70,707	Discounted cash flows	Required internal rate of return (leveraged) Weighted average life (CPR) Remaining lifetime collateral default % Remaining lifetime collateral loss severity	8.0% - 12.0% (10.0%) 7.1% - 10.6% (8.8%) 9.7% - 14.6% (12.1%) 62.5% - 93.7% (78.1%)
Mortgage servicing rights	$285,386	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	6.8% - 10.2% (8.5%) 10.1% - 14.5% (12.4%) 58.3% - 87.4% (72.8%)
Rate lock commitments	$27,066	Consensus pricing	Origination pull-through rate	67.3% - 101.0% (84.2%)
Liabilities
FSTAR 2005-1 Long-term debt	$(48,227)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Weighted average life	5.6% - 8.4% (7.0%) 12.8% - 19.2% (16.0%) 0.3% - 0.5% (0.4%)
FSTAR 2006-2 Long-term debt	$(43,912)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Weighted average life	7.2% - 10.8% (9.0%) 12.0% - 18.0% (15.0%) 0.8% - 1.3% (1.0%)
Litigation settlement	$(80,100)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2013	(Dollars in thousands)
Assets
Second mortgage loans	$64,685	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average	7.1% - 10.7% (8.9%) 10.5% - 15.7% (13.1%) 2.2% - 3.2% (2.7%)
FSTAR 2005-1 HELOC loans	$78,009	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	5.6% - 8.4% (7.0%) 12.8% - 19.2% (16.0%) 11.6% - 17.4% (14.5%) 80.0% - 120.0% (100.0%)
FSTAR 2006-2 HELOC loans	$77,003	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	7.2% - 10.8% (9.0%) 9.6% - 14.4% (12.0%) 39.9% - 59.8% (49.9%) 80.0% - 120.0% (100.0%)
Mortgage servicing rights	$284,678	Discounted cash flows	Origination adjusted spread Constant prepayment rate Weighted average cost to service per loan	5.9% - 8.9% (7.7%) 9.7% - 14.0% (11.9%) 59.1% - 88.6% (73.8%)
Rate lock commitments	$10,329	Consensus pricing	Origination pull-through rate	65.9% - 98.8% (82.3%)
Liabilities
FSTAR 2005-1 Long-term debt	$(55,172)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	5.6% - 8.4% (7.0%) 12.8% - 19.2% (16.0%) 11.6% - 17.4% (14.5%) 80.0% - 120.0% (100.0%)
FSTAR 2006-2 Long-term debt	$(50,641)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	7.2% - 10.8% (9.0%) 9.6% - 14.4% (12.0%) 39.9% - 59.9% (49.9%) 80.0% - 120.0% (100.0%)
Litigation settlement	$(93,000)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

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

The significant unobservable inputs used in the fair value measurement of the HELOC loans and long-term debt associated with the FSTAR 2005-1 and FSTAR 2006-2 securitization trusts are internal rate of return, discount rates, prepayment rates, loss rates and loss severity. For the assets, increases (decreases) in the internal rate of return in isolation would result in a lower (higher) fair value measurement; increases (decreases) in prepayments in isolation would result in a higher (lower) fair value measurement; while increases (decreases) in defaults and loss severities in isolation would result in a lower (higher) fair value. For the liabilities, increases in the discount rate in isolation would result in a lower fair value measurement; increases (decreases) in prepayment rates in isolation results in a shorter (longer) weighted average life and ultimately a higher (lower) fair value measurement.

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

The significant unobservable inputs used in the fair value measurement of the DOJ litigation settlement are future balance sheet and growth rate projections for overall asset growth, MSR growth, peer group return on assets and return on assets improvement. The current assumptions are based on management's approved, strategic performance targets beyond the current strategic modeling horizon (2014). The Bank's target asset growth rate post 2014 is based off of growth in the balance sheet. Significant increases (decreases) in the bank's growth rate in isolation could result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the bank's MSR growth rate in isolation could result in a marginally lower (higher) fair value measurement. Significant increases (decreases) in the peer group's return on assets improvement in isolation could result in a marginally higher (lower) fair value measurement. Significant increases (decreases) in the bank's return on assets improvement in isolation could result in a marginally higher (lower) fair value measurement.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are measured at the lower of cost or fair value and had a fair value below cost at the end of the period as summarized below.

Assets Measured at Fair Value on a Non-recurring Basis

Level 3
(Dollars in thousands)
September 30, 2014
Impaired loans held-for-investment (1)
Residential first mortgage loans	$68,033
Repossessed assets (2)	27,149
Totals	$95,182
December 31, 2013
Impaired loans held-for-investment (1)
Residential first mortgage loans	$68,252
Commercial real estate loans	1,500
Repossessed assets (2)	36,636
Totals	$106,388

(1)
The Company recorded $9.9 million and $38.0 million in fair value losses on impaired loans (included in provision for loan losses on Consolidated Statements of Operations) during the three and nine months ended September 30, 2014, respectively, compared to $41.4 million and $122.1 million in fair value losses on impaired loans during the three and nine months ended September 30, 2013, respectively.

(2)
The Company recorded $1.5 million and $3.5 million in losses related to write downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net gains of $1.1 million and $4.0 million on sales of repossessed assets (both write downs and net gains/losses are included in assets resolution expense on the Consolidated Statements of Operations) during the three and nine months ended September 30, 2014, respectively, compared to $3.9 million and $6.3 million in losses related to write downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net gains of $4.5 million and $15.1 million on sales of repossessed assets during the three and nine months ended September 30, 2013, respectively.

The following tables present the quantitative information about non-recurring Level 3 fair value financial instruments and the fair value measurements as of September 30, 2014 and December 31, 2013.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2014	(Dollars in thousands)
Impaired loans held-for-investment
Residential first mortgage loans	$68,033	Fair value of collateral	Loss severity discount	0% - 100% (36.4%)
Repossessed assets	$27,149	Fair value of collateral	Loss severity discount	0% - 100% (45.1%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2013	(Dollars in thousands)
Impaired loans held-for-investment
Residential first mortgage loans	$68,252	Fair value of collateral	Loss severity discount	0% - 100% (44.9%)
Commercial real estate loans	$1,500	Fair value of collateral	Loss severity discount	0% - 100% (39.6%)
Repossessed assets	$36,636	Fair value of collateral	Loss severity discount	0% - 100% (45.3%)

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

Fair Value of Financial Instruments

The following tables presents the carrying amount and estimated fair value of certain financial instruments that are carried either at fair value or cost, based on ASC 825-10-50.

	September 30, 2014
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$106,840	$106,840	$106,840	$—	$—
Investment securities available-for-sale	1,378,093	1,378,093	—	1,374,582	3,511
Loans held-for-sale	1,468,668	1,415,938	—	1,415,938	—
Loans repurchased with government guarantees	1,191,826	1,155,461	—	1,155,461	—
Loans held-for-investment, net	3,883,624	3,686,210	—	26,075	3,660,135
Repossessed assets	27,149	27,149	—	—	27,149
Federal Home Loan Bank stock	209,737	209,737	209,737	—	—
Mortgage servicing rights	285,386	285,386	—	—	285,386
Derivative Financial Instruments
Forward agency and loan sales	2,301	2,301	—	2,301	—
Rate lock commitments	27,066	27,066	—	—	27,066
Customer initiated derivative interest rate swaps	3,556	3,556	—	3,556	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(4,400,259)	(4,117,960)	—	(4,117,960)	—
Certificates of deposit	(855,611)	(859,792)	—	(859,792)	—
Government deposits	(1,078,125)	(1,031,950)	—	(1,031,950)	—
Wholesale deposits	(249)	(226)	—	(226)	—
Company controlled deposits	(900,152)	(897,293)	—	(897,293)	—
Federal Home Loan Bank advances	(150,000)	(149,780)	(149,780)	—	—
Long-term debt	(339,575)	(185,505)	—	(93,365)	(92,140)
Warrant liabilities	(7,716)	(7,716)	—	(7,716)	—
Litigation settlement	(80,100)	(80,100)	—	—	(80,100)
Derivative Financial Instruments
U.S. Treasury and agency futures/forwards	(177)	(177)	(177)	—	—
Forward agency and loan sales	(7,392)	(7,392)	—	(7,392)	—
Rate lock commitments	(386)	(386)	—	—	(386)
Customer initiated derivative interest rate swaps	(3,496)	(3,496)	—	(3,496)	—
Agency forwards	(630)	(630)	(630)	—	—

	December 31, 2013
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$280,505	$280,505	$280,505	$—	$—
Investment securities available-for-sale	1,045,548	1,045,548	1,028,248	17,300	—
Loans held-for-sale	1,480,418	1,469,820	—	1,469,820	—
Loans repurchased with government guarantees	1,273,690	1,212,799	—	1,212,799	—
Loans held-for-investment, net	3,848,756	3,653,292	—	18,625	3,634,667
Repossessed assets	36,636	36,636	—	—	36,636
Federal Home Loan Bank stock	209,737	209,737	209,737	—	—
Mortgage servicing rights	284,678	284,678	—	—	284,678
Customer initiated derivative interest rate swaps	1,797	1,797	—	1,797	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(3,919,937)	(3,778,890)	—	(3,778,890)	—
Certificates of deposit	(1,026,129)	(1,034,599)	—	(1,034,599)	—
Government accounts	(602,398)	(596,778)	—	(596,778)	—
Wholesale deposits	(8,717)	(8,716)	—	(8,716)	—
Company controlled deposits	(583,145)	(577,662)	—	(577,662)	—
Federal Home Loan Bank advances	(988,000)	(988,102)	(988,102)	—	—
Long-term debt	(353,248)	(202,887)	—	(97,074)	(105,813)
Warrant liabilities	(10,802)	(10,802)	—	(10,802)	—
Litigation settlement	(93,000)	(93,000)	—	—	(93,000)
Customer initiated derivative interest rate swaps	(1,797)	(1,797)	—	(1,797)	—
Derivative Financial Instruments
Forward agency and loan sales	19,847	19,847	—	19,847	—
Rate lock commitments	10,329	10,329	—	—	10,329
U.S. Treasury and agency futures/forwards	(444)	(444)	(444)	—	—
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

The Company elected the fair value option for held-for-sale loans, originated post 2009, to better reflect the management of these financial instruments on a fair value basis. Loans held-for-investment include loans that were originated as loans held-for-sale and later transferred to loans held-for-investment at fair value. Interest income on loans held-for-sale is accrued on the principal outstanding primarily using the "simple-interest" method. Direct loan origination cost and fees on loans held-for-sale are recognized in income at origination.

As of June 30, 2013, the Company dissolved the FSTAR 2006-1 mortgage securitization trust and transferred the second mortgage loans, underlying the collapsed FSTAR 2006-1 mortgage securitization which were carried at fair value in available-for-sale investment securities. The change in fair value relating to the loans is recorded in other noninterest income.

As of June 30, 2013, the Company elected the fair value option for the assets and liabilities of reconsolidated VIEs related to the HELOC securitization trusts FSTAR 2005-1 and FSTAR 2006-2 with changes in fair value recorded to earnings. The change in fair value relating to the assets and liabilities of these transactions is recorded in other noninterest income. Accordingly, such an election allows the Company to continue fair value accounting through earnings for those interests and eliminate income statement mismatch otherwise caused by differences in the measurement basis of the consolidated VIEs assets and liabilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Assets	(Dollars in thousands)
Loans held-for-sale
Net gain on loan sales	$79,868	$63,394	$269,269	$131,701
Loans held-for-investment
Interest income on loans	$—	$—	$—	$(779)
Other noninterest income	(5,697)	1,811	(34,591)	38,638
Liabilities
Long-term debt
Other noninterest income	$5,583	$(1,884)	$13,676	$(1,884)
Litigation settlement
Legal and professional expense	$2,100	$5,200	$12,900	$9,370

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of September 30, 2014 and December 31, 2013 for assets and liabilities for which the fair value option has been elected.

	September 30, 2014			December 31, 2013
	(Dollars in thousands)
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
Assets
Nonaccrual loans
Loans held-for-sale	$—	$—	$—	$—	$—	$—
Loans held-for-investment	11,288	5,179	(6,109)	10,764	4,014	(6,750)
Total non-accrual loans	$11,288	$5,179	(6,109)	$10,764	$4,014	$(6,750)
Other performing loans
Loans held-for-sale	$1,358,942	$1,415,938	$56,996	$1,109,517	$1,140,507	$30,990
Loans held-for-investment	235,686	217,169	(18,517)	257,665	234,308	(23,357)
Total other performing loans	$1,594,628	$1,633,107	$38,479	$1,367,182	$1,374,815	$7,633
Total loans
Loans held-for-sale	$1,358,942	$1,415,938	$56,996	$1,109,517	$1,140,507	$30,990
Loans held-for-investment	246,974	222,348	(24,626)	268,429	238,322	(30,107)
Total loans	$1,605,916	$1,638,286	$32,370	$1,377,946	$1,378,829	$883
Liabilities
Long-term debt	$(97,524)	$(92,140)	$(5,384)	$(116,504)	$(105,813)	$(10,691)
Litigation settlement	N/A (1)	(80,100)	N/A (1)	N/A (1)	(93,000)	N/A (1)

(1)
Remaining principal outstanding is not applicable to the litigation settlement because it does not obligate the Company to return a stated amount of principal at maturity, but instead return an amount based upon performance on the underlying terms in the Agreement.

Note 4 – Investment Securities

As of September 30, 2014 and December 31, 2013, investment securities were comprised of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2014
Available-for-sale securities
Agency	$304,387	$1,811	$(97)	$306,101
Agency-collateral mortgage obligations	1,072,168	3,086	(6,773)	1,068,481
Municipal obligations	3,511	—	—	3,511
Total available-for-sale securities	$1,380,066	$4,897	$(6,870)	$1,378,093
December 31, 2013
Available-for-sale securities
Agency	$426,083	$862	$(4,101)	$422,844
Agency-collateral mortgage obligations	611,206	684	(6,486)	605,404
Municipal obligations	17,300	—	—	17,300
Total available-for-sale securities	$1,054,589	$1,546	$(10,587)	$1,045,548

Available-for-sale securities

The Company purchased $86.4 million and $762.4 million of investment securities, all of which were U.S. government sponsored agencies, comprised of mortgage-backed securities and collateralized mortgage obligations during the three and nine months ended September 30, 2014, respectively. The Company purchased $416.6 million and $436.6 million of U.S. government sponsored mortgage-backed securities, collateralized mortgage obligations and municipal obligations during the three and nine months ended September 30, 2013.

The Company has pledged available-for-sale securities, primarily U.S. government sponsored agencies, to collateralize lines of credit and/or borrowings with Fannie Mae and other institutions. At September 30, 2014, the Company pledged $1.0 million of available-for-sale securities, compared to $7.8 million at December 31, 2013.

The following table summarizes by duration the unrealized loss positions on investment securities available-for-sale.

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
Type of Security	(Dollars in thousands)
September 30, 2014
Agency	$—	$—	$—	$8,679	$1	$(97)
Agency-collateralized mortgage obligations	21,249	2	(587)	612,798	58	(6,186)
December 31, 2013
Agency	$—	—	$—	$325,711	19	$(4,102)
Agency-collateralized mortgage obligations	—	—	—	499,597	44	(6,485)

During the three and nine months ended September 30, 2014, the Company had no other-than-temporary impairments ("OTTI") due to credit losses. At September 30, 2013 the Company had no OTTI. During the nine months ended September 30, 2013, the Company recognized $8.8 million of additional OTTI on the FSTAR 2006-1 mortgage securitization, which was subsequently dissolved. The Company also recognized a tax benefit of $6.1 million representing the recognition of the residual tax effect associated with the previously unrealized losses on the mortgage securitization recorded in other comprehensive income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning balance of amount related to credit losses	$—	$—	$—	$(2,793)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life	—	—	—	389
Reductions for investment securities sold during the period (realized)	—	—	—	11,193
Additions for the amount related to the credit loss for which an OTTI impairment was not previously recognized	—	—	—	(8,789)
Ending balance of amount related to credit losses	$—	$—	$—	$—

Gains (losses) on sales for available-for-sale securities are reported in net gain on securities available-for-sale in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2014, there were $255.4 million and $313.8 million, respectively, of sales of U.S. government sponsored agencies, resulting in a gain of $2.4 million and $3.1 million, respectively, compared to no sales of U.S. government sponsored agencies during the three and nine months ended September 30, 2013.

Note 5 – Loans Held-for-Sale

At September 30, 2014 and December 31, 2013, residential first mortgage loans held-for-sale totaled $1.5 billion and $1.5 billion, of which $1.4 billion and $1.1 billion were recorded at fair value, respectively, under the fair value option. Such loans will be reported at fair value with any adjustments in fair value recorded through the income statement. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans for which quoted market prices were available. The fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.

At September 30, 2014 and December 31, 2013, $52.7 million and $340.0 million of loans held-for-sale were recorded at lower of cost or fair value, based on the intent to sell the loans. Certain loans were transferred into the held-for-sale portfolio from the held-for-investment portfolio and after the transfer, any amount by which cost exceeded fair value was recorded as a valuation allowance.

During the nine months ended September 30, 2014, the Company sold nonperforming and TDR residential first mortgage loans with a carrying value in the amount of $50.9 million and recognized a gain of $4.3 million. During the nine months ended September 30, 2013, the Company sold nonperforming mortgage loans totaled $106.2 million.

During the nine months ended September 30, 2014, the Company sold residential first mortgage jumbo loans with a carrying value in the amount of $560.6 million and recognized a gain of $6.3 million.

The following table sets forth the activity related to residential first mortgage loans held-for-sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$1,342,611	$2,331,458	$1,480,418	$3,939,720
Net loan originations	7,346,397	7,804,233	18,100,563	31,591,435
Net loans sold, servicing retained	(5,180,885)	(8,420,997)	(11,951,535)	(32,932,561)
Net loans sold, servicing released	(71,349)	(40,430)	(128,809)	(228,683)
Other loan sales	(82,206)	(109,549)	(628,911)	(1,258,400)
Loan amortization and prepayments	62,073	139,530	229,172	296,530
Creation of mortgage-backed securities transferred to investment securities available-for-sale	(2,035,163)	—	(6,001,134)	—
Loans transferred from other loan portfolios	87,190	175,045	368,904	471,249
Balance at end of period	$1,468,668	$1,879,290	$1,468,668	$1,879,290

The Company has pledged certain loans held-for-sale to collateralize lines of credit and/or borrowings with the Federal Home Loan Bank of Indianapolis. At September 30, 2014 and December 31, 2013, the Company pledged $1.1 billion and $1.2 billion, respectively, of loans held-for-sale.

Note 6 – Loans Repurchased with Government Guarantees

Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral option to repurchase certain delinquent loans (loans past due 90 days or more) securitized in Ginnie Mae pools, if the loans meet defined delinquent loan criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company accounts for the loans as if they had been repurchased and recognizes the loans as loans held-for-sale on the Consolidated Statement of Financial Condition and also recognizes a corresponding liability for a similar amount recorded in other liabilities on the Consolidated Statement of Financial Condition. If the loans are actually repurchased, the Company transfers the loans to loans repurchased with government guarantees and eliminates the corresponding liability. At September 30, 2014, the amount of such loans actually repurchased totaled $1.2 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $4.3 million and were classified as loans held-for-sale. At December 31, 2013, the amount of such loans actually repurchased totaled $1.3 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $20.8 million and were classified as loans held-for-sale.

Substantially all of these loans continue to be insured or guaranteed by the FHA, and the Company's management believes that the reimbursement process is proceeding appropriately. These repurchased loans earn interest at a statutory rate, which varies and is based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent.

The Company has pledged certain loans repurchased with government guarantees to collateralize lines of credit and/or borrowings with the Federal Home Loan Bank of Indianapolis. At September 30, 2014 and December 31, 2013, the Company pledged $857.5 million and $787.1 million, respectively, of loans repurchased with government guarantees.

Note 7 – Loans Held-for-Investment

Loans held-for-investment are summarized as follows.

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,224,734	$2,508,968
Second mortgage	153,891	169,525
Warehouse lending	594,526	423,517
HELOC	261,826	289,880
Other	31,612	37,468
Total consumer loans	3,266,589	3,429,358
Commercial loans
Commercial real estate	566,870	408,870
Commercial and industrial	341,312	207,187
Commercial lease financing	9,853	10,341
Total commercial loans	918,035	626,398
Total loans held-for-investment	4,184,624	4,055,756
Less allowance for loan losses	(301,000)	(207,000)
Loans held-for-investment, net	$3,883,624	$3,848,756

At September 30, 2014 and December 31, 2013, the loans held-for-investment include $222.3 million and $238.3 million of loans accounted for under the fair value option. During the six months ended June 30, 2013, the Company settled separate litigations with each of MBIA and Assured, which resulted in the Company reconsolidating $170.5 million of loans associated with the HELOC securitization trusts and transferring $73.3 million of second mortgage loans associated with the collapse of the FSTAR 2006-1 mortgage securitization.

During the three and nine months ended September 30, 2014, the Company transferred $8.4 million and $15.4 million, respectively, in loans held-for-sale to loans held-for-investment. During the three and nine months ended September 30, 2013, the Company transferred $7.2 million and $53.2 million, respectively, in loans held-for-sale to loans held-for-investment. The loans transferred were carried at fair value, and will continue to be reported at fair value while classified as held-for-investment.

The Company has pledged certain loans held-for-investment to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis. At September 30, 2014 and December 31, 2013, the Company pledged $2.4 billion and $2.5 billion respectively, of loans held-for-investment.

The Company’s commercial leasing activities consist primarily of equipment leases. Generally, lessees are responsible for all maintenance, taxes, and insurance on leased properties. The following table lists the components of the net investment in financing leases.

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Total minimum lease payment to be received	$9,894	$10,613
Estimated residual values of lease properties	585	503
Unearned income	(606)	(755)
Net deferred fees and other	(20)	(20)
Net investment in commercial financing leases	$9,853	$10,341

The allowance for loan losses by class of loan is summarized in the following tables.

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
Three Months Ended September 30, 2014
Beginning balance allowance for loan losses	$249,190	$13,655	$2,557	$14,066	$2,030	$19,266	$5,096	$140	$306,000
Charge-offs	(12,320)	(645)	(74)	(1,355)	(565)	(672)	—	—	(15,631)
Recoveries	1,267	204	58	45	768	183	9	—	2,534
Provision	1,919	(611)	(307)	5,876	(688)	1,807	97	4	8,097
Ending balance allowance for loan losses	$240,056	$12,603	$2,234	$18,632	$1,545	$20,584	$5,202	$144	$301,000
Three Months Ended September 30, 2013
Beginning balance allowance for loan losses	$177,334	$18,839	$721	$14,868	$1,780	$27,322	$2,136	$—	$243,000
Charge-offs	(34,666)	(1,534)	(45)	(872)	(1,341)	(8,419)	(302)	—	(47,179)
Recoveries	2,256	348	—	143	470	3,860	49	—	7,126
Provision	1,653	1,042	(268)	(5,032)	1,221	3,729	1,612	96	4,053
Ending balance allowance for loan losses	$146,577	$18,695	$408	$9,107	$2,130	$26,492	$3,495	$96	$207,000
Nine Months Ended September 30, 2014
Beginning balance allowance for loan losses	$161,142	$12,141	$1,392	$7,893	$2,412	$18,540	$3,332	$148	$207,000
Charge-offs	(28,785)	(2,858)	(74)	(5,099)	(1,505)	(2,461)	—	—	(40,782)
Recoveries	2,841	383	58	156	1,458	3,194	78	47	8,215
Provision	104,858	2,937	858	15,682	(820)	1,311	1,792	(51)	126,567
Ending balance allowance for loan losses	$240,056	$12,603	$2,234	$18,632	$1,545	$20,584	$5,202	$144	$301,000
Nine Months Ended September 30, 2013
Beginning balance allowance for loan losses	$219,230	$20,201	$899	$18,348	$2,040	$41,310	$2,878	$94	$305,000
Charge-offs	(123,456)	(5,522)	(45)	(3,745)	(2,627)	(42,931)	(302)	—	(178,628)
Recoveries	14,296	825	—	705	844	7,862	66	—	24,598
Provision	36,507	3,191	(446)	(6,201)	1,873	20,251	853	2	56,030
Ending balance allowance for loan losses	$146,577	$18,695	$408	$9,107	$2,130	$26,492	$3,495	$96	$207,000

	Residential First Mortgage	Second Mortgage	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
September 30, 2014
Loans held-for-investment
Individually evaluated	$373,413	$29,982	$—	$1,179	$—	$418	$—	$—	$404,992
Collectively evaluated (1)	1,825,712	67,967	594,526	120,317	31,612	566,452	341,312	9,853	3,557,751
Total loans	$2,199,125	$97,949	$594,526	$121,496	$31,612	$566,870	$341,312	$9,853	$3,962,743
Allowance for loan losses
Individually evaluated	$82,858	$5,514	$—	$1,179	$—	$—	$—	$—	$89,551
Collectively evaluated (1)	157,198	7,089	2,234	17,453	1,545	20,584	5,202	144	211,449
Total allowance for loan losses (2)	$240,056	$12,603	$2,234	$18,632	$1,545	$20,584	$5,202	$144	$301,000
December 31, 2013
Loans held-for-investment
Individually evaluated	$419,703	$24,356	$—	$406	$—	$1,956	$—	$—	$446,421
Collectively evaluated (1)	2,070,640	80,484	423,517	134,462	37,468	406,914	207,187	10,341	3,371,013
Total loans	$2,490,343	$104,840	$423,517	$134,868	$37,468	$408,870	$207,187	$10,341	$3,817,434
Allowance for loan losses
Individually evaluated	$81,765	$4,566	$—	$405	$—	$—	$—	$—	$86,736
Collectively evaluated (1)	79,377	7,575	1,392	7,488	2,412	18,540	3,332	148	120,264
Total allowance for loan losses (2)	$161,142	$12,141	$1,392	$7,893	$2,412	$18,540	$3,332	$148	$207,000

(1)	Excludes loans carried under the fair value option.

(2)	Includes interest-only residential first mortgage and HELOC loans with an allowance for loan losses of $115.8 million and $52.3 million at September 30, 2014 and December 31, 2013, respectively.

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
The following table sets forth the loans held-for-investment aging analysis as of September 30, 2014 and December 31, 2013, of past due and current loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Investment Loans
	(Dollars in thousands)
September 30, 2014
Consumer loans
Residential first mortgage	$36,287	$10,893	$102,118	$149,298	$2,075,436	$2,224,734
Second mortgage	1,089	238	1,597	2,924	150,967	153,891
Warehouse lending	—	—	—	—	594,526	594,526
HELOC	2,399	952	3,170	6,521	255,305	261,826
Other	413	56	59	528	31,084	31,612
Total consumer loans	40,188	12,139	106,944	159,271	3,107,318	3,266,589
Commercial loans
Commercial real estate	—	—	—	—	566,870	566,870
Commercial and industrial (1)	5,489	—	—	5,489	335,823	341,312
Commercial lease financing	—	—	—	—	9,853	9,853
Total commercial loans	5,489	—	—	5,489	912,546	918,035
Total loans (2)	$45,677	$12,139	$106,944	$164,760	$4,019,864	$4,184,624
December 31, 2013
Consumer loans
Residential first mortgage	$36,526	$19,096	$134,340	$189,962	$2,319,006	$2,508,968
Second mortgage	1,997	271	2,820	5,088	164,437	169,525
Warehouse lending	—	—	—	—	423,517	423,517
HELOC	2,197	1,238	6,826	10,261	279,619	289,880
Other	293	127	199	619	36,849	37,468
Total consumer loans	41,013	20,732	144,185	205,930	3,223,428	3,429,358
Commercial loans
Commercial real estate	—	—	1,500	1,500	407,370	408,870
Commercial and industrial	—	—	—	—	207,187	207,187
Commercial lease financing	—	—	—	—	10,341	10,341
Total commercial loans	—	—	1,500	1,500	624,898	626,398
Total loans (2)	$41,013	$20,732	$145,685	$207,430	$3,848,326	$4,055,756

(1)	The 30-59 days past due represents one matured loan which is paid current and subsequently renewed.

(2)	Includes $5.2 million and $4.0 million of loans 90 days or greater past due accounted for under the fair value option at September 30, 2014 and December 31, 2013, respectively.

Loans on which interest accruals have been discontinued totaled approximately $122.4 million and $146.5 million at September 30, 2014 and December 31, 2013, respectively, and $141.9 million at September 30, 2013. Interest income is recognized on impaired loans using a cost recovery method unless amounts contractually due are not in doubt. Interest that would have been accrued on impaired loans totaled approximately $1.7 million and $4.3 million during the three and nine months ended September 30, 2014, respectively, compared to $2.3 million and $6.2 million during the three and nine months ended September 30, 2013, respectively. At September 30, 2014 and December 31, 2013, the Company had no loans 90 days past due and still accruing.

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

The following table provides a summary of TDRs outstanding by type and performing status.

	TDRs
	Performing	Nonperforming	Total
September 30, 2014	(Dollars in thousands)
Consumer loans (1)
Residential first mortgage	$310,153	$32,192	$342,345
Second mortgage	35,357	928	36,285
HELOC	20,043	1,463	21,506
Total consumer loans	365,553	34,583	400,136
Commercial loans (2)
Commercial real estate	418	—	418
Commercial and industrial	—	—	—
Total commercial loans	418	—	418
Total TDRs (3)	$365,971	$34,583	$400,554

December 31, 2013
Consumer loans (1)
Residential first mortgage	$332,285	$42,633	$374,918
Second mortgage	30,352	1,631	31,983
Other consumer	19,892	2,445	22,337
Total consumer loans	382,529	46,709	429,238
Commercial loans (2)
Commercial real estate	456	—	456
Total TDRs (3)	$382,985	$46,709	$429,694

(1)	The allowance for loan losses on consumer TDR loans totaled $82.6 million and $82.3 million at September 30, 2014 and December 31, 2013, respectively.

(2)	The allowance for loan losses on commercial TDR loans was zero at both September 30, 2014 and December 31, 2013.

(3)	Includes $30.8 million and $31.3 million of TDR loans accounted for under the fair value option at September 30, 2014 and December 31, 2013, respectively.

TDRs returned to performing, or accrual, status totaled $1.1 million and $5.0 million during the three and nine months ended September 30, 2014, respectively, and are excluded from non-performing loans, compared to $5.1 million and $39.0 million during the three and nine months ended September 30, 2013, respectively. TDRs that have demonstrated a period of at least six months of consecutive performance under the modified terms, are returned to performing (i.e., accrual) status and are excluded from nonperforming loans. Although these TDRs have returned to performing status, they will still continue to be classified as impaired until they are repaid in full, or foreclosed and sold, and included as such in the tables within "repossessed assets." Although many of the TDRs continue to be performing, the full collection of principal and interest on some TDRs may not occur. The resulting potential incremental losses are measured through impairment analysis on all TDRs and have been factored into our allowance for loan losses. At September 30, 2014 and December 31, 2013, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.
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

The following table presents the three and nine months ended September 30, 2014 and 2013 number of accounts, pre-modification unpaid principal balance (net of write downs), and post-modification unpaid principal balance (net of write downs) that were new modified TDRs during the three and nine months ended September 30, 2014 and 2013. In addition, the table presents the number of accounts and unpaid principal balance (net of write downs) of loans that have subsequently defaulted during the three and nine months ended September 30, 2014 and 2013 that had been modified in a TDR during the 12 months preceding each period. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted when greater than 90 days past due.

	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
Three Months Ended September 30, 2014		(Dollars in thousands)
Residential first mortgages	36	$11,369	$11,046	$531
Second mortgages	85	2,646	2,519	46
HELOC (2)	4	201	16	110
Total TDR loans	125	$14,216	$13,581	$687

TDRs that subsequently defaulted in previous 12 months (3)	Number of Accounts		Unpaid Principal Balance	Increase in Allowance at Subsequent Default
			(Dollars in thousands)
Second mortgages	2		$37	$34
Total TDR loans	2		$37	$34

	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
Three Months Ended September 30, 2013		(Dollars in thousands)
Residential first mortgages	36	$8,426	$8,536	$548
Second mortgages (4)	122	3,240	3,218	169
HELOC (4)	11	127	127	(5)
Commercial real estate	4	2,482	2,482	—
Total TDR loans	173	$14,275	$14,363	$712

TDRs that subsequently defaulted in previous 12 months (4)	Number of Accounts		Unpaid Principal Balance	Increase in Allowance at Subsequent Default
			(Dollars in thousands)
Residential first mortgages	4		$1,077	$—
Second mortgages	15		274	134
Commercial real estate	12		34	—
Total TDR loans	31		$1,385	$134

Nine Months Ended September 30, 2014	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
New TDRs		(Dollars in thousands)
Residential first mortgages	107	$31,268	$30,336	$1,852
Second mortgages	291	8,963	8,546	147
HELOC (2)	19	766	487	110
Total TDR loans	417	$40,997	$39,369	$2,109

TDRs that subsequently defaulted in previous 12 months (3)	Number of Accounts		Unpaid Principal Balance	Increase in Allowance at Subsequent Default
			(Dollars in thousands)
Residential first mortgages	2		$281	$28
Second mortgages	15		133	81
HELOC (2)	5		24	—
Total TDR loans	22		$438	$109

Nine Months Ended September 30, 2013	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
New TDRs		(Dollars in thousands)
Residential first mortgages	300	$81,154	$71,327	$2,372
Second mortgages (4)	466	18,549	16,285	510
HELOC (4)	301	27,223	22,865	(6)
Commercial real estate	4	2,482	2,482	—
Total TDR loans	1,071	$129,408	$112,959	$2,876

TDRs that subsequently defaulted in previous 12 months (4)	Number of Accounts		Unpaid Principal Balance	Increase in Allowance at Subsequent Default
			(Dollars in thousands)
Residential first mortgages	24		$5,970	$1,083
Second mortgages	29		896	502
Commercial real estate	19		165	—
Total TDR loans	72		$7,031	$1,585

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	HELOC post-modification unpaid principal balance reflects write downs.

(3)	Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date.

(4)
New TDRs during the three and nine months ended September 30, 2013, include 463 loans for a total of $30.8 million of post modification unpaid principal balance second mortgage and HELOC loans that were reconsolidated as a result of the litigation settlements with MBIA and Assured.

The following table presents impaired loans with no related allowance and with an allowance recorded.

	September 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Consumer loans
Residential first mortgage loans	$70,612	$85,093	$—	$78,421	$130,520	$—
Second mortgage	2,256	6,101	—	1	3,592	—
HELOC	—	1,184	—	1	1,544	—
Commercial loans
Commercial real estate	418	418	—	1,956	6,427	—
	$73,286	$92,796	$—	$80,379	$142,083	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$304,784	$307,223	$82,858	$341,283	$345,293	$81,764
Second mortgage	27,726	27,985	5,514	24,355	24,355	4,566
HELOC	1,179	1,216	1,179	405	405	405
	$333,689	$336,424	$89,551	$366,043	$370,053	$86,735
Total
Consumer loans
Residential first mortgage	$375,396	$392,316	$82,858	$419,704	$475,813	$81,764
Second mortgage	29,982	34,086	5,514	24,356	27,947	4,566
HELOC	1,179	2,400	1,179	406	1,949	405
Commercial loans
Commercial real estate	418	418	—	1,956	6,427	—
Total impaired loans	$406,975	$429,220	$89,551	$446,422	$512,136	$86,735

The following table presents average impaired loans and the interest income recognized.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$406,058	$3,076	$500,264	$3,858	$408,078	$8,260	$664,074	$4,554
Second mortgage	29,500	398	21,856	302	27,584	948	20,357	195
Warehouse lending	—	—	27	—	—	—	13	—
HELOC	1,461	(21)	607	1	797	(103)	778	110
Commercial loans
Commercial real estate	423	6	34,897	9	1,329	20	36,860	647
Commercial and industrial	—	—	168	—	—	—	94	—
Commercial lease financing	—	—	4,822	—	—	—	3,521	—
Total impaired loans	$437,442	$3,459	$562,641	$4,170	$437,788	$9,125	$725,697	$5,506

The Company follows the guidance provided in the FFIEC’s “Uniform Retail Credit Classification and Account Management Policy” issued June 20, 2000 for Retail Credits. This policy focuses on the delinquency status, loan type, collateral protection, and other events influencing repayment, such as bankruptcy, death, and fraud, in determining the appropriate risk classification for a retail credit. The Company classifies performing retail loans that are 60 days delinquent as well as all performing retail TDRs as Watch. All non-accruing retail loans as well as retail loans 90 days or more delinquent are classified as Substandard. In cases of bankruptcy, death, or fraud, the Company will follow the FFIEC policy and classify the loans as appropriate.

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

Commercial Credit Loans - Unpaid Principal Balance ("UPB")	September 30, 2014
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade
Pass	$520,004	$307,114	$9,853	$836,971
Watch (1)	34,237	4,351	—	38,588
Special mention	871	190	—	1,061
Substandard (1)	11,758	29,657	—	41,415
Total loans	$566,870	$341,312	$9,853	$918,035

(1)	Does not include commitments of $1.2 million classified as watch and $2.7 million classified as substandard at September 30, 2014.

Consumer Credit Loans - UPB	September 30, 2014
	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total Consumer
	(Dollars in thousands)
Grade
Pass	$1,802,327	$116,778	$386,968	$237,660	$31,497	$2,575,230
Watch	320,287	35,516	203,300	20,997	56	580,156
Special Mention	—	—	3,250	—	—	3,250
Substandard	102,120	1,597	1,008	3,169	59	107,953
Total loans	$2,224,734	$153,891	$594,526	$261,826	$31,612	$3,266,589

Commercial Credit Loans - UPB	December 31, 2013
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade
Pass	$296,983	$192,013	$10,341	$499,337
Watch (1)	26,041	5,534	—	31,575
Special mention (1)	3,802	9,097	—	12,899
Substandard	82,044	543	—	82,587
Total loans	$408,870	$207,187	$10,341	$626,398

(1)	Does not include commitments of $6.2 million classified as watch and $1.2 million classified as special mention at December 31, 2013.

Consumer Credit Loans - UPB	December 31, 2013
	Residential First Mortgage	Second Mortgage	Warehouse	HELOC	Other Consumer	Total Consumer
	(Dollars in thousands)
Grade
Pass	$2,031,536	$136,224	$243,017	$262,138	$37,142	$2,710,057
Watch	343,092	30,482	157,500	20,916	127	552,117
Special mention	—	—	23,000	—	—	23,000
Substandard	134,340	2,819	—	6,826	199	144,184
Total loans	$2,508,968	$169,525	$423,517	$289,880	$37,468	$3,429,358

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

In December 2005, the Company completed the $600.0 million FSTAR 2005-1 HELOC securitization trust. As a result of this securitization, the Company recorded assets of $26.1 million in residual interests. The offered securities in the FSTAR 2005-1 HELOC securitization trust were insured by Assured. Due to the Assured Settlement Agreement, the Company reconsolidated the FSTAR 2005-1 HELOC securitization trust's assets and liabilities. The Company became the primary beneficiary of the FSTAR 2005-1 HELOC securitization trust, which is reflected in the Consolidated Financial Statements as a VIE. The Company elected the fair value option for the assets and liabilities associated with the FSTAR 2005-1 HELOC securitization trust. At September 30, 2014, the Company has a fair value of HELOC loans of $69.6 million and long-term debt of $48.2 million recorded as a VIE associated with the FSTAR 2005-1 HELOC securitization trust.

In December 2006, the Company completed the $302.2 million FSTAR 2006-2 HELOC securitization trust. As a result of this securitization, the Company recorded assets of $11.2 million in residual interests. The offered securities in the 2006-2 HELOC securitization trust were insured by Assured. Due to the Assured Settlement Agreement, the Company reconsolidated the FSTAR 2006-2 HELOC securitization trust's assets and liabilities. The Company became the primary beneficiary of the FSTAR 2006-2 HELOC securitization trust, which is reflected in the Consolidated Financial Statements as a VIE. The Company elected the fair value option for the assets and liabilities associated with the FSTAR 2006-2 HELOC securitization trust. At September 30, 2014, the Company has a fair value of HELOC loan of $70.7 million and long-term debt of $43.9 million recorded as a VIE associated with the FSTAR 2006-2 HELOC securitization trust.

In April 2006, the Company completed the $400.0 million FSTAR 2006-1 mortgage securitization trust involving fixed second mortgage loans that the Company held at the time in its investment securities portfolio. The offered securities in the FSTAR 2006-1 mortgage securitization trust were insured by MBIA. Due to the MBIA Settlement Agreement, the FSTAR 2006-1 mortgage securitization trust was collapsed and the Company transferred the loans associated with the FSTAR 2006-1 mortgage securitization trust. The Company elected the fair value option for the assets associated with the FSTAR 2006-1 mortgage securitization trust. At September 30, 2014, the Company recorded a fair value of $55.9 million of second mortgage loans associated with the FSTAR 2006-1 mortgage securitization trust.

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

	2005-1	2006-2	Total
September 30, 2014	(Dollars in thousands)
HELOC Securitizations
Assets
Cash and cash items	$2,855	$—	$2,855
Loans held-for-investment	69,624	70,707	140,331
Liabilities
Long-term debt	$48,227	$43,913	$92,140
Other liabilities	136	—	136

	2005-1	2006-2	Total
December 31, 2013	(Dollars in thousands)
HELOC Securitizations
Assets
Cash and cash items	$1,129	$—	$1,129
Loans held-for-investment	78,009	77,003	155,012
Liabilities
Long-term debt	$55,172	$50,641	$105,813
Other liabilities	136	—	136
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

Unconsolidated VIEs

The Company has an unconsolidated VIE with which the Company has a significant continuing involvement, but is not the primary beneficiary. The financial assets were derecognized by the Company upon transfer to the FSTAR 2007-1 mortgage securitization trust, which then issued and sold mortgage-backed securities to third party investors. The Company relinquished control over the loans at the time the financial assets were transferred to the FSTAR 2007-1 mortgage securitization trust and the Company recognized a gain on the sale of the transferred assets. In accordance with the MBIA Settlement Agreement, MBIA will be required to satisfy all of its obligation under the FSTAR 2007-1 insurance policy and related FSTAR 2007-1 obligations without further recourse to the Company. At September 30, 2014, the FSTAR 2007-1 mortgage securitization trust included 3,779 loans, with an aggregate principal balance of $149.2 million.

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

	September 30, 2014		December 31, 2013
	Amount	Number of accounts	Amount	Number of accounts
	(Dollars in thousands)
Residential mortgage servicing
Serviced for others	$26,377,572	122,788	$25,743,396	131,413
Subserviced for others (1)	46,695,465	238,425	40,431,867	198,256
Total residential loans serviced for others (1)	$73,073,037	361,213	$66,175,263	329,669

(1)	Does not include temporary short-term subservicing performed as a result of some sales of servicing.
Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$289,185	$729,019	$284,678	$710,791
Additions from loans sold with servicing retained	78,557	86,109	198,051	323,216
Reductions from bulk sales (1)	(69,623)	—	(160,838)	(233,742)
Changes in fair value due to (2)
Decrease in MSR value (3)	(8,804)	(18,268)	(20,605)	(87,397)
All other changes in valuation inputs or assumptions (4)	(3,929)	169	(15,900)	84,161
Fair value of MSRs at end of period	$285,386	$797,029	$285,386	$797,029

(1)
Includes flow sales related to underlying serviced loans totaling zero and $470.2 million for the three and nine months ended September 30, 2014, respectively, compared to zero and $23.4 billion flow sales for the three and nine months ended September 30, 2013, respectively.

(2)	Changes in fair value are included within the net return on mortgage servicing asset line on the Consolidated Statements of Operations.
(3)    Represents decrease in MSR value associated with loans that were paid-off during the period.

(4)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

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
The key economic assumptions used in determining the fair value of those MSRs capitalized during the three and nine months ended September 30, 2014 and 2013 periods were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average life (in years)	7.9	6.2	8.0	5.8
Weighted-average constant prepayment rate	12.0%	13.0%	11.8%	14.0%
Weighted-average discount rate	11.7%	8.7%	12.0%	8.1%

The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows.

	September 30, 2014	December 31, 2013
Weighted-average life (in years)	7.5	7.3
Weighted-average constant prepayment rate	12.4%	11.9%
Weighted-average discount rate	10.8%	10.2%

Contractual servicing and subservicing fees. Contractual servicing and subservicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual subservicing fees including late fees and ancillary income are included within loan administration income on the Consolidated Statements of Operations. Subservicing fee income is recorded for fees earned, net of third party subservicing costs, for loans subserviced. Contractual servicing fees are included within net return on mortgage servicing asset on the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Residential first mortgage loans serviced for others	$17,056	$52,483	$52,897	$157,329
Residential first mortgage loans subserviced for others	5,672	—	17,139	—
Other loans serviced for others	33	75	109	347
Total	$22,761	$52,558	$70,145	$157,676

Note 10 – Derivative Financial Instruments

The Company recognizes all derivative instruments on the Consolidated Statements of Financial Condition at fair value. Generally, these instruments help the Company manage exposure to interest rate risk, mitigate the credit risk inherent in the loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. The following derivative financial instruments were identified and recorded at fair value as of September 30, 2014 and December 31, 2013:

•	Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sale contracts;

•	Rate lock commitments;

•	Interest rate swaps;

•	Foreign exchanges swaps; and

•	U.S. Treasury and euro dollar futures and options.

Derivative assets and liabilities are recorded at fair value on the balance sheet, after taking into account the effects of legally enforceable bilateral collateral and master netting agreements. Gross positive fair values are netted with gross negative fair values by counterparty pursuant to a valid master netting agreement. In addition, collateral received from or paid to a given counterparty are considered in this netting. These agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis in a single currency, and to offset net derivative positions with related collateral, where applicable.

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

The Company manages the risk of overall changes in fair value of loans held-for-sale and rate lock commitments generally by selling forward contracts on securities of Agencies. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Company recognized pre-tax losses of $1.1 million and $8.6 million for the three and nine months ended September 30, 2014, respectively, compared to pre-tax losses of $130.0 million and $77.8 million for the three and nine months ended September 30, 2013, respectively, on hedging activity relating to loan commitments and loans held-for-sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchases of forward contracts on securities of Fannie Mae and Freddie Mac, the purchase/sale of U.S. Treasury futures contracts and the purchase/sale of euro dollar future contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs and recognized as a component of loan administration. The Company recognized a loss of $0.4 million and a gain of $9.5 million for the three and nine months ended September 30, 2014, respectively, compared to losses of $4.0 million and $67.5 million for the three and nine months ended September 30, 2013, respectively, on MSR fair value hedging activities.

The Company uses a combination of derivatives (U.S. Treasury futures, euro dollar futures, swap futures, and "to be announced" forwards with settlement dates beyond the next regular settlement date for such securities) and certain trading securities to hedge the MSRs. For accounting purposes, these hedges represent economic hedges of the MSR asset with both the hedges and the MSR asset carried at fair value on the balance sheet. Certain derivative strategies that the Company uses to manage its investment in MSRs may not fully offset changes in the fair value of such asset due to changes in interest rates and market liquidity.

The Company writes and purchases interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated trading derivatives are used primarily to provide derivative products to customers enabling them to manage interest rate risk exposure. Customer-initiated trading derivatives are tailored to meet the needs of the counterparties involved and, therefore, contain a greater degree of credit risk and liquidity risk than exchange-traded contracts, which have standardized terms and readily available price information. The Company mitigates most of the inherent market risk of customer-initiated interest rate swap contracts by entering into offsetting derivative contracts with other counterparties. The offsetting derivative contracts have nearly identical notional values, terms and indices. These limits are established annually and reviewed quarterly. The Company's interest rate swap agreements are structured such that variable payments are primarily based on LIBOR (one-month, three-month or six-month). Fee income on customer-initiated trading derivatives are earned from entering into various transactions at the request of the customer, primarily interest rate swap contracts. Changes in fair value are recognized in "other noninterest income" on the Consolidated Statements of Income. There were no significant net gains or losses recognized in income on customer-initiated derivative instruments for the three and nine months ended September 30, 2014 and 2013, respectively.

The Company had the following derivative financial instruments.

	Notional Amount	Fair Value	Expiration Dates
	(Dollars in thousands)
September 30, 2014
Assets (1)
Rate lock commitments	$2,252,552	$27,066	2015
Forward agency and loan sales	1,949,630	2,301	2015
Interest rate swaps	265,660	3,556	Various
Total derivative assets	$4,467,842	$32,923
Liabilities (2)
U.S. Treasury and euro dollar futures	$3,505,400	$177	Various
Mortgage backed securities forwards	151,000	630	2014
Rate lock commitments	86,696	386	2015
Forward agency and loan sales	1,391,000	7,392	2015
Interest rate swaps	265,660	3,496	Various
Total derivative liabilities	$5,399,756	$12,081
December 31, 2013
Assets (1)
U.S. Treasury and euro dollar futures	$4,300,100	$1,221	2014
Rate lock commitments	1,857,775	10,329	2014
Forward agency and loan sales	2,819,896	19,847	2014
Interest rate swaps	102,448	1,797	Various
Total derivative assets	$9,080,219	$33,194
Liabilities (2)
Mortgage backed securities forwards	$95,000	$1,665	2014
Interest rate swaps	102,448	1,797	Various
Total derivative liabilities	$197,448	$3,462

(1)	Asset derivatives are included in "other assets" on the Consolidated Statements of Financial Condition.

(2)	Liability derivatives are included in "other liabilities" on the Consolidated Statements of Financial Condition.

The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral.

	September 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in thousands)
Assets
U.S. Treasury and euro dollar futures	$1,281	$1,281	$—	$—	$—	$—
Mortgage backed securities forwards	39	39	—	—	—	—
Rate lock commitments	27,066	—	27,066	—	—	27,066
Forward agency and loan sales	2,301	—	2,301	—	—	2,301
Interest rate swaps	5,034	—	5,034	—	—	5,034
Total derivative assets	$35,721	$1,320	$34,401	$—	$—	$34,401
Liabilities
U.S. Treasury and euro dollar futures	$1,458	$1,281	$177	$—	$6,297	$(6,120)
Mortgage backed securities forwards	669	39	630	—	15,964	(15,334)
Rate lock commitments	386	—	386	—	—	386
Forward agency and loan sales	7,392	—	7,392	—	—	7,392
Interest rate swaps	3,496	—	3,496	—	1,478	2,018
Total derivative liabilities	$13,401	$1,320	$12,081	$—	$23,739	$(11,658)

	December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in thousands)
Assets
U.S. Treasury and euro dollar futures	$7,074	$1,701	$5,373	$—	$4,152	$1,221
Rate lock commitments	14,510	4,181	10,329	—	—	10,329
Forward agency and loan sales	20,326	479	19,847	—	—	19,847
Interest rate swaps	3,045	—	3,045	—	1,248	1,797
Total derivative assets	$44,955	$6,361	$38,594	$—	$5,400	$33,194
Liabilities
U.S. Treasury and euro dollar futures	$1,701	$1,701	$—	$—	$—	$—
Mortgage backed securities forwards	13,837	—	13,837	—	(12,172)	1,665
Rate lock commitments	4,181	4,181	—	—	—	—
Forward agency and loan sales	479	479	—	—	—	—
Interest rate swaps	1,797	—	1,797	—	—	1,797
Total derivative liabilities	$21,995	$6,361	$15,634	$—	$(12,172)	$3,462

The Company pledged a total of $23.7 million and $6.8 million of investment securities and cash collateral to counterparties at September 30, 2014 and December 31, 2013, respectively, for derivative activities. The cash pledged was restricted and is included in other assets on the Consolidated Statements of Financial Condition. The total collateral pledged is included in assets on the Consolidated Statements of Financial Condition.

Note 11 – Federal Home Loan Bank Advances

The portfolio of Federal Home Loan Bank advances includes floating rate short-term daily adjustable advances and long-term fixed rate advances. The following is a breakdown of the advances outstanding.

	September 30, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Short-term floating rate daily adjustable advances	$—	—%	$216,000	0.50%
Fixed rate putable advances	150,000	0.38%	772,000	0.30%
Total	$150,000	0.38%	$988,000	0.34%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Maximum outstanding at any month end	$1,000,000	$2,907,598	$1,300,000	$2,907,598
Average outstanding balance	998,272	2,900,519	995,271	2,968,308
Average remaining borrowing capacity	2,026,000	461,899	1,832,000	801,969
Weighted-average interest rate	0.23%	3.34%	0.23%	3.28%

At September 30, 2014, the Company's Federal Home Loan Bank advance final maturity dates includes $100.0 million which mature in 2015 and $50.0 million which mature in 2016, compared to $988.0 million all of which matured in 2014 at December 31, 2013.

At September 30, 2014, the Company had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and the Company may access that line to the extent that collateral is provided. At September 30, 2014, the Company had $0.2 billion of advances outstanding and an additional $2.8 billion of collateralized borrowing capacity available at the Federal Home Loan Bank. The advances are collateralized by non-delinquent single-family residential first mortgage loans, loans repurchased with government guarantees, certain other loans and investment securities.

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

	September 30, 2014		December 31, 2013
	(Dollars in thousands)
Junior Subordinated Notes
Floating 3 Month LIBOR (1)
Plus 3.25%, matures 2032	$25,774	3.49%	$25,774	3.50%
Plus 3.25%, matures 2033	25,774	3.48%	25,774	3.49%
Plus 3.25%, matures 2033	25,780	3.48%	25,780	3.50%
Plus 2.00%, matures 2035	25,774	2.23%	25,774	2.24%
Plus 2.00%, matures 2035	25,774	2.23%	25,774	2.24%
Plus 1.75%, matures 2035	51,547	1.98%	51,547	2.00%
Plus 1.50%, matures 2035	25,774	1.73%	25,774	1.74%
Plus 1.45%, matures 2037	25,774	1.68%	25,774	1.69%
Plus 2.50%, matures 2037	15,464	2.73%	15,464	2.74%
Subtotal	$247,435		$247,435
Notes associated with consolidated VIEs
HELOC securitizations
Plus 0.46% (2), matures 2018	48,228		55,172
Plus 0.16% (3), matures 2019	43,912		50,641
Total long-term debt	$339,575		$353,248

(1)	The securities are currently callable by the Company at anytime.

(2)	The Notes will accrue interest at a rate equal to the least of (i) one-month LIBOR plus 0.46 percent (ii) the net weighted average coupon, and (iii) 16.00 percent.

(3)
The interest rate for the notes may adjust monthly and will be subject to (i) a cap based on the weighted average of the loan rates on the mortgage loans, minus the rates at which certain fees and expenses of the issuing entity are calculated and minus any required spread and adjusted for actual days and (ii) a fixed cap of 16.00 percent.

Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. At September 30, 2014 and December 31, 2013 the three-month LIBOR interest rate was 0.24 percent and 0.25 percent, respectively. At September 30, 2014, the one-month LIBOR interest rate was 0.16 percent, compared to 0.17 percent at December 31, 2013.

Trust Preferred Securities

The trust preferred securities outstanding mature 30 years from issuance and are callable by the Company. Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty. In January 2012, the Company exercised its contractual rights to defer its interest payments with respect to trust preferred securities. The payments are periodically evaluated and will be reinstated when appropriate, subject to the provisions of the Company's Supervisory Agreement and Consent Order. The Company has $19.0 million accrued at September 30, 2014, for these deferred interest payments.

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

The final legal maturities of the long-term debt associated with the VIEs are June 2018 and June 2019, respectively, however these debt agreements have contractual provisions that allow for the debt to be paid off based on the cash flows of the collateral. As of September 30, 2014, the Company's cash flow analysis indicated that the notes are estimated to be paid off by July 2015 for FSTAR 2005-1 (LIBOR + 0.46 percent) and May 2016 for FSTAR 2006-2 (LIBOR + 0.16 percent). The estimated maturity dates may change going forward as the inputs used (prepayments, defaults, etc.) for the cash flow analysis will likely change. The debt pays interest based on a spread over the 30-day LIBOR interest rate.

Note 13 - Representation and Warranty Reserve

The following table shows the activity in the representation and warranty reserve.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance, beginning of period,	$50,000	$185,000	$54,000	$193,000
Provision
Charged to gain on sale for current loan sales	1,981	3,719	5,149	14,588
Charged to representation and warranty reserve - change in estimate	12,538	5,205	16,092	51,541
Total	14,519	8,924	21,241	66,129
Charge-offs, net	(7,519)	(19,924)	(18,241)	(85,129)
Balance, end of period	$57,000	$174,000	$57,000	$174,000

The increase in the amount charged to representation and warranty reserve - change in estimate was primarily due to a $10.4 million provision related to indemnification on government loans.

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

The Company routinely obtains information from the Agencies regarding the historical trends of demand requests, and occasionally obtains information on anticipated future loan reviews and potential repurchase demand projections. The Company believes this information provides helpful but limited insight in anticipating Agency behavior, thus helping to better estimate future repurchase requests and validate representation and warranty assumptions. Estimating the balance of the representation and warranty reserve involves using assumptions regarding future repurchase request volumes, probable loss severity on these requests, claims appeal success rates and potential exposure to indemnification related to government loans.

Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. To the extent actual outcomes differ from management estimates, additional provisions could be required that could adversely affect operations or financial position in future periods.

Note 14 – Stockholders’ Equity

Preferred Stock

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred stock at September 30, 2014 is summarized as follows.

	Rate	Earliest Redemption Date	Shares Outstanding	Preferred Shares	Additional Paid in Capital
	(Dollars in thousands)
Series C Preferred Stock	9.0%	January 31, 2012	266,657	$3	$266,654

Currently, we have deferred $49.2 million of dividend payments on the Series C Preferred Stock.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss) for each type of available-for-sale security.

	Pre-tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(Dollars in thousands)
Accumulated other comprehensive loss
September 30, 2014
Net unrealized (loss) gain on securities available-for-sale,
U.S. government sponsored agencies	$(1,973)	$1,723	$(250)
Total net unrealized (loss) gain on securities available-for-sale	$(1,973)	$1,723	$(250)
December 31, 2013
Net unrealized (loss) gain on securities available-for-sale,
U.S. government sponsored agencies	$(9,042)	$4,211	$(4,831)
Total net unrealized (loss) gain on securities available-for-sale	$(9,042)	$4,211	$(4,831)

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

The following table sets forth the computation of basic and diluted (loss) earnings per share of Common Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Net (loss) income	$(27,632)	$14,272	$(80,541)	$105,082
Less: preferred stock dividend/accretion	—	(1,449)	(483)	(4,336)
Net (loss) income from continuing operations	(27,632)	12,823	(81,024)	100,746
Deferred cumulative preferred stock dividends	(6,948)	(3,613)	(19,435)	(10,707)
Net (loss) income applicable to Common Stock	$(34,580)	$9,210	$(100,459)	$90,039
Weighted average shares
Weighted average common shares outstanding	56,249	56,096	56,225	56,042
Effect of dilutive securities
Warrants	—	235	—	223
Stock-based awards	—	210	—	194
Weighted average diluted common shares	56,249	56,541	56,225	56,459
(Loss) earnings per common share
Net (loss) income applicable to Common Stock	$(0.61)	$0.16	$(1.79)	$1.61
Effect of dilutive securities
Warrants	—	—	—	(0.01)
Stock-based awards	—	—	—	(0.01)
Diluted (loss) earnings per share	$(0.61)	$0.16	$(1.79)	$1.59

Due to the loss attributable to common stockholders for the three and nine months ended September 30, 2014, the diluted loss per share calculation excludes all Common Stock equivalents, including 1,334,045 shares pertaining to warrants and 248,089 shares pertaining to stock based awards, respectively. The inclusion of these securities would be anti-dilutive.

Note 16 – Income Taxes

The provision for income taxes in interim periods requires the Company to make a best estimate of the effective tax rate expected to be applicable for the full year. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

During the three months ended September 30, 2014, the benefit for income taxes was $10.3 million, or an effective tax benefit rate of 27.2 percent, compared to a provision for income taxes of $0.2 million, or an effective tax rate of 1.5 percent for the three months ended September 30, 2013. During the nine months ended September 30, 2014, the benefit for income taxes was $38.4 million, or an effective tax benefit rate of 32.3 percent, compared to a benefit of $5.9 million, or an effective tax benefit of 5.9 percent during the nine months ended September 30, 2013. The effective rate for the three and nine months ended September 30, 2014 differs from the combined federal and state statutory tax rate due to non-taxable income and expense items, primarily the exclusion of the non-deductible penalty paid to the CFPB and the non-taxable impact of changes related to our warrants. The effective rate during the three and nine months ended September 30, 2013 differs from the combined statutory rate principally due to the change in valuation allowance for net deferred taxes.

As of each reporting date, the Company considers both positive and negative evidence that could impact the view with regard to realization of deferred tax assets. The Company continues to believe it is more likely than not that the benefit for federal deferred tax assets will be realized. The Company continues to believe it is more likely than not that the benefit for certain state deferred tax assets will not be realized. In recognition of this risk, the Company continues to provide a partial valuation allowance on the deferred tax assets relating to state deferred tax assets.

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

To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below, as of the date of filing of its quarterly report with the OCC. The Bank is considered “well capitalized” at both September 30, 2014 and December 31, 2013. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table shows the regulatory capital ratios as of the dates indicated. These ratios are applicable to the Bank only.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2014
Tangible capital (to tangible assets)	$1,134,429	12.38%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,134,429	12.38%	$366,494	4.0%	$458,117	5.0%
Tier 1 capital (to risk weighted assets)	1,134,429	22.84%	198,710	4.0%	298,065	6.0%
Total capital (to risk weighted assets)	1,199,410	24.14%	397,420	8.0%	496,775	10.0%
December 31, 2013
Tangible capital (to tangible assets)	$1,257,608	13.97%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,257,608	13.97%	$360,196	4.0%	$450,245	5.0%
Tier 1 capital (to risk weighted assets)	1,257,608	26.82%	187,542	4.0%	281,313	6.0%
Total capital (to risk weighted assets)	1,317,964	28.11%	375,084	8.0%	468,855	10.0%
N/A - Not applicable.

Consent Orders

On September 29, 2014 the Bank entered into a Consent Order ("CFPB Consent Order") with the Consumer Financial Protection Bureau (the "CFPB"). The Consent Order relates to alleged violations of federal consumer financial laws arising from the Bank's loss mitigation practices and default servicing operations dating back to 2011. Under the terms of the Consent Order, the Bank paid $27.5 million for borrower remediation and $10.0 million in civil money penalties. The settlement does not involve any admission of wrongdoing on the part of the Bank or its employees, directors, officers or agents.

Effective October 23, 2012, the Bank's board of directors executed a Stipulation and Consent (the "Stipulation"), accepting the issuance of a Consent Order (the "OCC Consent Order" or "Consent Order") by the OCC. The Consent Order replaces the supervisory agreement entered into between the Bank and the Office of Thrift Supervision (the "OTS") on January 27, 2010, which the OCC terminated simultaneous with issuance of the Consent Order. The Company is still subject to the Supervisory Agreement with the Federal Reserve (discussed below).

Under the OCC Consent Order, the Bank is required to adopt or review and revise various plans, policies and procedures related to, among other things, regulatory capital, enterprise risk management and liquidity. Specifically, under the terms of the Consent Order, the Bank's board of directors has agreed to, among other things, which include but not limited to the following:

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

Regulatory Developments

In July 2013, U.S. banking regulators approved final Basel III Regulatory Capital rules ("Basel III"). The Basel III rules became effective January 1, 2014 for advanced approaches banking organizations that are not savings and loan holding companies and January 1, 2015 for all other covered banking organizations. Various aspects of Basel III will be subject to multi-year transition periods ending December 31, 2018. Basel III generally continues to be subject to interpretation by the U.S. banking regulators. Basel III will materially change our Leverage, Tier 1 and Total capital calculations. In addition, the final rule implements a new regulatory component, Common Equity Tier 1 capital. It introduces new minimum capital ratios and buffer requirements, proposes a supplementary leverage ratio, changes the composition of regulatory capital, expands and modifies the calculation of risk-weighted assets for credit and market risk (the Advanced Approach), revises the adequately capitalized minimum requirements under the Prompt Corrective Action framework and introduces a Standardized Approach for the calculation of risk-weighted assets, which will replace the current rules (Basel I - 2013 Rules) effective January 1, 2015. Under Basel III, we will calculate regulatory capital ratios and risk-weighted assets under the Standardized Approach. This approach will be used to assess capital adequacy under the Prompt Corrective Action framework. The Prompt Corrective Action framework establishes categories of capitalization, including "well capitalized," based on regulatory ratio requirements. In October 2013, the OCC and Federal Reserve published a final rule that replaces their existing risk-based and leverage capital rules. The final rule is consistent with the interim final rule.

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

From time to time, governmental agencies conduct investigations or examinations of various mortgage related practices of the Bank. In the course of such investigations or examinations, the Bank cooperates with such agencies and provides information as requested. In addition, the Bank is routinely named in civil actions throughout the country by borrowers and former borrowers relating to the origination, purchase, sale and servicing of mortgage loans.

In May 2012, the Bank and its subsidiary, Flagstar Reinsurance Company, were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Pennsylvania, alleging a violation of Section 2607 of the Real Estate Settlement Procedures Act ("RESPA"). Section 2607(a) of RESPA generally prohibits anyone from "accept[ing] any fee, kickback or thing of value pursuant to any agreement or understanding, oral or otherwise, that business related incident to or part of a real estate settlement service involving a federally related mortgage loan shall be referred to any person." Section 2607(b) of RESPA also prohibits anyone from "accept[ing] any portion, split, or percentage of any charge made or received for the rendering of a real estate settlement service in connection with a federally related mortgage loan other than for services actually performed." The lawsuit specifically alleges that the Bank and Flagstar Reinsurance Company violated Section 2607 of RESPA through a captive reinsurance arrangement involving (i) allegedly illegal payments to Flagstar Reinsurance Company for the referral of private mortgage insurance business from the Bank to private mortgage insurers to Flagstar Reinsurance Company and (ii) Flagstar Reinsurance Company's purported receipt of an unlawful split of private mortgage insurance premiums. On January13, 2014, the Bank and Flagstar Reinsurance filed a motion to dismiss the First Amended Complaint based upon the statute of limitations and equitable tolling. The Court granted summary judgment on June 26, 2014, and dismissed the case, but plaintiffs have since filed an appeal in the Circuit Court. The Circuit Court has stayed the matter, pending its ruling on a similar suit.

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

On August 26, 2014, the Company disclosed that the Bank had commenced discussions with the Consumer Financial Protection Bureau (“CFPB”), related to alleged violations of federal consumer financial laws arising from the Bank’s loss mitigation practices and default servicing operations dating back to 2011. On September 29, 2014, the Bank reached a settlement with the CFPB pursuant to the CFPB Consent Order. The settlement required the Bank to pay $27.5 million to the CPFB for borrower remediation and $10 million in civil monetary penalties. The settlement did not involve any admission of wrongdoing on the part of the Company or its employees, directors, officers or agents.

Litigation Accruals and Other Possible Contingent Liabilities

When establishing an accrual for contingent liabilities, the Company determines a range of potential losses for each matter that is probable to result in a loss and where the amount of the loss can be reasonably estimated. The Company then records the amount it considers to be the best estimate within the range. As of September 30, 2014, the Company's total accrual for contingent liabilities was $124.4 million, which includes the fair value liability relating to the DOJ Agreement, the CFPB settlement and other pending cases.

Contingencies and Commitments

A summary of the contractual amount of significant commitments is as follows.

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Commitments to extend credit
Mortgage loans (interest-rate lock commitments)	$2,339,248	$1,857,775
HELOC trust commitments	84,069	67,060
Other consumer commitments	7,419	7,430
Standby and commercial letters of credit	9,155	7,982
Other commercial commitments	402,935	296,713

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

In January 2014, the Company reorganized the way its operations are managed based on core functions. The segments are based on an internally-aligned segment leadership structure, which is also how the results are monitored and performance assessed. The Company expects that the combination of the business model and the services that the operating segments provide will result in a competitive advantage that supports revenue and earnings. The Company's business model emphasizes the delivery of a complete set of mortgage and banking products and services, including originating, acquiring, selling and servicing one-to-four family residential mortgage loans, which we believe is distinguished by timely processing and customer service.

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

The Mortgage Originations segment originates, acquires and sells one-to-four family residential mortgage loans. The origination and acquisition of mortgage loans comprises the majority of the lending activity. Mortgage loans are originated through home loan centers, national call centers, the Internet and unaffiliated banks and mortgage banking and brokerage companies, where the net interest income and the gains from sales associated with these loans are recognized in the Mortgage Originations segment.

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

The following table presents financial information by business segment for the periods indicated.

	Three Months Ended September 30, 2014
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income	$16,334	$5,709	$38,298	$4,022	$64,363
Net gain on loan sales	52,283	—	(108)	—	52,175
Representation and warranty reserve - change in estimate	(10,375)	(2,163)	—	—	(12,538)
Other noninterest income	16,273	12,265	14,250	2,763	45,551
Total net interest income and noninterest income	74,515	15,811	52,440	6,785	149,551
Provision for loan losses	—	—	(8,097)	—	(8,097)
Asset resolution	(22)	(12,417)	(1,227)	—	(13,666)
Depreciation and amortization expense	(272)	(1,574)	(1,335)	(3,145)	(6,326)
Other noninterest expense	(59,384)	(56,570)	(40,481)	(2,962)	(159,397)
Total noninterest expense	(59,678)	(70,561)	(51,140)	(6,107)	(187,486)
Income (loss) before federal income taxes	14,837	(54,750)	1,300	678	(37,935)
Benefit for federal income taxes	—	—	—	10,303	10,303
Net income (loss)	$14,837	$(54,750)	$1,300	$10,981	$(27,632)
Intersegment revenue	$1,454	$4,415	$(99)	$(5,770)	$—

Average balances
Loans held-for-sale	$1,589,855	$—	$39,019	$—	$1,628,874
Loans repurchased with government guarantees	—	1,215,357	—	—	1,215,357
Loans held-for-investment	488	—	4,087,374	—	4,087,862
Total assets	1,747,387	1,358,106	4,004,306	3,142,813	10,252,612
Interest-bearing deposits	—	—	5,788,388	—	5,788,388

	Three Months Ended September 30, 2013
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$19,788	$9,837	$37,809	$(24,749)	$42,685
Net gain on loan sales	78,687	(3,719)	105	—	75,073
Representation and warranty reserve - change in estimate	—	(5,205)	—	—	(5,205)
Other noninterest income	20,695	14,114	9,593	20,026	64,428
Total net interest income and noninterest income	119,170	15,027	47,507	(4,723)	176,981
Provision for loan losses	—	—	(4,053)	—	(4,053)
Asset resolution	(27)	(14,001)	(2,265)	(2)	(16,295)
Depreciation and amortization expense	(147)	(1,645)	(1,024)	(2,741)	(5,557)
Other noninterest expense	(76,212)	(15,735)	(38,471)	(6,166)	(136,584)
Total noninterest expense	(76,386)	(31,381)	(45,813)	(8,909)	(162,489)
Income (loss) before federal income taxes	42,784	(16,354)	1,694	(13,632)	14,492
Benefit for federal income taxes	—	—	—	(220)	(220)
Net income (loss)	$42,784	$(16,354)	$1,694	$(13,852)	$14,272
Intersegment revenue	$1,236	$12,916	$1,341	$(15,493)	$—

Average balances
Loans held-for-sale	$2,134,642	$—	$22,324	$—	$2,156,966
Loans repurchased with government guarantees	—	1,364,949	—	—	1,364,949
Loans held-for-investment	231	—	4,032,584	17,805	4,050,620
Total assets	2,206,546	1,582,925	4,086,108	4,463,940	12,339,519
Interest-bearing deposits	—	—	5,887,049	19,949	5,906,998

	Nine Months Ended September 30, 2014
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$42,104	$16,937	$110,510	$15,437	$184,988
Net gain on loan sales	155,157	—	(2,891)	9	152,275
Representation and warranty reserve - change in estimate	(10,375)	(5,717)	—	—	(16,092)
Other noninterest income	42,304	46,797	12,484	24,857	126,442
Total net interest income and noninterest income	229,190	58,017	120,103	40,303	447,613
Provision for loan losses	—	—	(126,567)	—	(126,567)
Asset resolution	(51)	(40,688)	(2,369)	—	(43,108)
Depreciation and amortization expense	(777)	(4,721)	(3,726)	(8,712)	(17,936)
Other noninterest expense	(159,554)	(91,589)	(119,127)	(8,680)	(378,950)
Total noninterest expense	(160,382)	(136,998)	(251,789)	(17,392)	(566,561)
Income (loss) before federal income taxes	68,808	(78,981)	(131,686)	22,911	(118,948)
Benefit for federal income taxes	—	—	—	38,407	38,407
Net income (loss)	$68,808	$(78,981)	$(131,686)	$61,318	$(80,541)
Intersegment revenue	$7,168	$13,691	$(2,730)	$(18,129)	$—

Average balances
Loans held-for-sale	$1,406,780	$—	$75,370	$—	$1,482,150
Loans repurchased with government guarantees	—	1,240,677	—	—	1,240,677
Loans held-for-investment	305	—	3,956,292	—	3,956,597
Total assets	1,559,208	1,378,649	3,945,220	2,913,140	9,796,217
Interest-bearing deposits	—	—	5,490,837	—	5,490,837

	Nine Months Ended September 30, 2013
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$60,007	$32,887	$122,816	$(70,262)	$145,448
Net gain on loan sales	371,597	(14,588)	395	—	357,404
Representation and warranty reserve - change in estimate	—	(51,541)	—	—	(51,541)
Other noninterest income	78,440	44,979	21,289	88,628	233,336
Total net interest income and noninterest income	510,044	11,737	144,500	18,366	684,647
Provision for loan losses	—	—	(56,030)	—	(56,030)
Asset resolution	(163)	(51,819)	3,313	8	(48,661)
Depreciation and amortization expense	(447)	(4,824)	(2,961)	(7,709)	(15,941)
Other noninterest expense	(287,299)	(21,824)	(134,756)	(20,942)	(464,821)
Total noninterest expense	(287,909)	(78,467)	(190,434)	(28,643)	(585,453)
Income (loss) before federal income taxes	222,135	(66,730)	(45,934)	(10,277)	99,194
Benefit for federal income taxes	—	—	—	5,888	5,888
Net income (loss)	$222,135	$(66,730)	$(45,934)	$(4,389)	$105,082
Intersegment revenue	$4,505	$51,198	$3,354	$(59,057)	$—

Average balances
Loans held-for-sale	$2,556,938	$—	$238,874	$—	$2,795,812
Loans repurchased with government guarantees	—	1,558,495	—	—	1,558,495
Loans held-for-investment	158	—	4,458,430	4,603	4,463,191
Total assets	2,658,341	1,808,122	4,694,225	3,832,034	12,992,722
Interest-bearing deposits	—	—	6,436,520	21,309	6,457,829

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to the following items:

(1)
General business and economic conditions, including unemployment rates, movements in interest rates, the slope of the yield curve, any increase in mortgage fraud and other related activity and the changes in asset values in certain geographic markets, that affect us or our counterparties;

(2)
Volatile interest rates, and our ability to effectively hedge against them, which could affect, among other things, (i) the overall mortgage business, (ii) our ability to originate or acquire loans and to sell assets at a profit, (iii) prepayment speeds, (iv) our cost of funds and (v) investments in mortgage servicing rights;

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

(8)
Our ability to comply with the terms and conditions of the Supervisory Agreement with the Board of Governors of the Federal Reserve and the Bank’s ability to comply with the Consent Order with the Office of Comptroller of the Currency and the Consent Order of the Consumer Financial Protection Bureau and our ability to address any further matters raised by these regulators, and other regulators or government bodies;

(9)
Our ability to comply with the terms and conditions of the agreement with the U.S. Department of Justice and the impact of compliance with that agreement and our ability to accurately estimate the financial impact of that agreement, including the fair value and timing of the future payments;

(10)	The Bank’s ability to make capital distributions and our ability to pay dividends on our capital stock or interest on our trust preferred securities;

(11)
Our ability to attract and retain senior management and other qualified personnel to execute our business strategy, including our entry into new lines of business, our introduction of new products and services and management of risks relating thereto, and our competing in the mortgage loan originations, mortgage servicing and commercial and retail banking lines of business;

(12)	Our ability to satisfy our mortgage servicing and subservicing obligations and manage repurchases and indemnity demands by mortgage loan purchasers, guarantors and insurers;

(13)	The outcome and cost of defending current and future legal or regulatory litigation, proceedings or investigations;

(14)
Our ability to create and maintain an effective risk management framework and effectively manage risk, including, among other things, market, interest rate, credit and liquidity risk, including risks relating to the cyclicality and seasonality of our mortgage banking business, litigation and regulatory risk, operational risk, counterparty risk and reputational risk;

(15)	The control by, and influence of, our majority stockholder;

(16)
A failure of, interruption in or cybersecurity attack on our network or computer systems, which could impact our ability to properly collect, process and maintain personal data, ensure ongoing mortgage and banking operations, or maintain system integrity with respect to funds settlement; and

(17)	Our ability to meet our forecasted earnings such that we would need to establish a valuation allowance against our deferred tax asset;

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

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At September 30, 2014, our total assets were $9.6 billion, making us the largest bank headquartered in Michigan and one of the top ten largest savings banks in the United States. Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBC." We are considered a controlled company for NYSE purposes, because MP Thrift Investments, L.P. ("MP Thrift") held approximately 63.3 percent of our common stock as of September 30, 2014.

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

In January 2014, we reorganized the manner in which our operations are managed based on core operating functions. The segments are based on an internally-aligned segment leadership structure, which is also how the results are monitored and performance assessed. We expect that the combination of our business model and the services that our operating segments provide will result in a competitive advantage that supports revenue and earnings. Our business model emphasizes the delivery of a complete set of mortgage and banking products and services, including originating, acquiring, selling and servicing one-to-four family residential mortgage loans, which we believe is distinguished by timely processing and customer service.

Our Mortgage Originations segment originates or purchases residential mortgage loans throughout the country and sells them into securitization pools, primarily to Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and Government National Mortgage Association ("Ginnie Mae") (collectively, the "Agencies") or as whole loans. The majority of our total loan originations during the nine months ended September 30, 2014 represented mortgage loans that were collateralized by residential mortgages on single-family residences and were eligible for sale to the Agencies. Our revenue primarily consists of net gain on loan sales, loan fees and charges and interest income from residential mortgage loans held-for-sale. At September 30, 2014, we originated residential mortgage loans through our wholesale relationships with approximately 700 mortgage brokers and approximately 800 correspondents, which were located in all 50 states. At September 30, 2014, we also operated 32 home loan centers located in 18 states, which primarily originate one-to-four family residential mortgage loans as part of our Mortgage Originations segment. The combination of our home lending, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential mortgage loan products. We also originate mortgage loans through referrals from our banking centers, consumer direct call center and our website, www.flagstar.com.

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

Our Community Banking segment revenues include net interest income and fee-based income from community banking services. At September 30, 2014, we operated 106 banking centers in Michigan (of which eight were located in third party retail stores). Of the 106 banking centers, 70 facilities are owned and 36 facilities are leased. During the nine months ended September 30, 2014, we relocated one and closed five banking centers to better align the branch structure with the Company's focus on key market areas and to improve banking center efficiencies. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and businesses. We provide deposit and cash management services to governmental units on a relationship basis. We leverage our banking centers to cross-sell loans, deposit products and insurance and investment services to existing customers and to increase our customer base by attracting new customers. At September 30, 2014, we had a total of $7.2 billion in deposits, including $5.2 billion in retail deposits, $1.1 billion in government deposits and $0.9 billion in company controlled deposits.

At September 30, 2014, we had 2,725 full-time equivalent salaried employees of which 233 were account executives and loan officers.

Recent Developments
Consumer Financial Protection Bureau Settlement

The Bank has entered into a consent order with the Consumer Financial Protection Bureau (the “CFPB”). The consent order relates to alleged violations of federal consumer financial laws arising from the Bank's loss mitigation practices and default servicing operations dating back to 2011. Under the terms of the consent order, the Bank has paid $27.5 million for borrower remediation and $10.0 million in civil money penalties. The settlement does not involve any admission of wrongdoing on the part of the Bank or its employees, directors, officers or agents.

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

During the first nine months of 2014, we had bulk sales of mortgage servicing rights related to $13.7 billion in underlying mortgage loans, for which $9.7 billion we simultaneously entered into agreements to subservice the residential mortgage loans covered under the agreements to sell. The agreements cover certain mortgage loans serviced for Fannie Mae, Freddie Mac, and Ginnie Mae.

Summary of Operations

Our net loss applicable to common stock for the three months ended September 30, 2014 was $27.6 million $0.61 per diluted share), compared to income $12.8 million ($0.16 per diluted share), for the three months ended September 30, 2013. Our net loss applicable to common stock for the nine months ended September 30, 2014 was $81.0 million ($1.79 per diluted share), compared to net income of $100.7 million ($1.59 per diluted share) for the nine months ended September 30, 2013. The change during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was attributed to the following factors:

•
Net gain on loan sales decreased $205.1 million for the nine months ended September 30, 2014, to $152.3 million, primarily due to lower mortgage volume, consistent with an overall industry production decrease, impacted by the current interest rate environment;

•
Provision for loan losses increased by $70.6 million for the nine months ended September 30, 2014, to $126.6 million, primarily driven by two changes in estimates: the evaluation of current data related to the loss emergence period related to our residential mortgage loan portfolio and the evaluation of the enhanced risk associated with payment resets relating to interest-only loans;

•
Other noninterest income decreased by $60.8 million for the nine months ended September 30, 2014, to $2.6 million, primarily due to a 2014 negative fair value adjustment primarily related to performing loans repurchased in 2014 and the income of $36.8 million related to the reconsolidation, at fair value, of the HELOC securitization trusts and elimination of contingent liabilities as a result of a legal settlement in the second quarter 2013;

•
Net return on the mortgage servicing asset decreased $51.4 million for the nine months ended September 30, 2014, to $22.5 million, primarily due to lower agency revenue resulting from the sale of MSR assets, while retaining subservicing, offset by higher relative net value of the MSR asset;

•
Net loan fees and charges decreased by $27.9 million for the nine months ended September 30, 2014, to $56.3 million, primarily due to lower mortgage origination volume, partially offset by a benefit from a contract renegotiation; and

•
Other noninterest expense increased $21.9 million to $52.6 million for the nine months ended September 30, 2014, primarily due to remediation costs related to the CFPB legal settlement and a non-deductible penalty in 2014. Offsetting this expense was a decrease in the fair value liability associated with the Department of Justice (“DOJ”) settlement arising principally from updating of the related payment schedule within the settlement agreement. For further information on this fair value liability, see Note 3 of the Notes to the Consolidated Financial Statements in Item 1. Financial Statement, herein and noninterest expense explained below.

These decreases in net income were partially offset by the following factors:

•	Net interest income increased $39.5 million to $185.0 million for the nine months ended September 30, 2014, primarily due to a fourth quarter 2013 prepayment of Federal Home Loan Bank advances;

•
Representation and warranty reserve - change in estimate decreased $35.5 million to $16.1 million for the nine months ended September 30, 2014, primarily due to the benefit associated with the previously announced settlement agreements with Fannie Mae and Freddie Mac, offset by a $10.4 million change in estimate related to indemnification on government loans.

•	Compensation and benefit expense decreased $35.0 million to $174.9 million for the nine months ended September 30, 2014, primarily due to a reduction in headcount; and

•	Legal and professional expense decreased $25.0 million to $39.8 million for the nine months ended September 30, 2014, primarily due to lower consulting fees.

Selected Financial Ratios
(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Mortgage loans originated (1)	$7,186,856	$7,737,143	$18,004,136	$31,042,635
Other loans originated	$84,084	$93,347	$387,992	$235,850
Mortgage loans sold and securitized	$7,072,398	$8,344,737	$17,576,502	$32,291,437
Interest rate spread (2)	2.79%	1.39%	2.84%	1.48%
Net interest margin (3)	2.91%	1.62%	2.95%	1.71%
Average common shares outstanding	56,249,300	56,096,376	56,224,850	56,041,844
Average fully diluted shares outstanding	56,249,300	56,541,089	56,224,850	56,458,898
Average interest earning assets	$8,814,713	$10,564,417	$8,344,833	$11,311,033
Average interest paying liabilities	$7,034,094	$9,054,952	$6,734,056	$9,673,571
Average stockholders' equity	$1,402,165	$1,266,267	$1,409,641	$1,226,683
Return on average assets	(1.08)%	0.42%	(1.10)%	1.03%
Return on average equity	(7.88)%	4.05%	(7.66)%	10.95%
Efficiency ratio	120.0%	89.5%	98.3%	77.3%
Efficiency ratio (adjusted) (4)	86.8%	87.0%	90.0%	76.2%
Equity/assets ratio (average for the period)	13.68%	10.26%	14.39%	9.44%
Charge-offs to average LHFI (5)	1.36%	3.96%	1.17%	4.60%

	September 30, 2014	December 31, 2013	September 30, 2013
Book value per common share	$19.28	$20.66	$17.96
Number of common shares outstanding	56,261,652	56,138,074	56,114,572
Mortgage loans serviced for others	$26,329,802	$25,743,396	$74,200,317
Mortgage loans subserviced for others	$46,695,465	$40,431,865	$—
Weighted average service fee (basis points)	26.8	28.7	29.3
Capitalized value of mortgage servicing rights	1.08%	1.11%	1.07%
Mortgage servicing rights to Tier 1 capital (4)	25.2%	22.6%	56.8%
Ratio of allowance for loans losses to nonperforming LHFI (5)	295.4%	145.9%	152.6%
Ratio of allowance for loan losses to LHFI (5)	7.60%	5.42%	5.50%
Ratio of nonperforming assets to total assets (bank only)	1.40%	1.95%	1.74%
Equity-to-assets ratio	14.04%	15.16%	10.78%
Tier 1 leverage ratio (to adjusted total assets) (6)	12.38%	13.97%	11.98%
Total risk-based capital ratio (to risk-weighted assets) (6)	24.14%	28.11%	27.85%
Number of banking centers	106	111	111
Number of loan origination centers	32	39	45
Number of employees (excludes loan officers and account executives)	2,492	2,894	3,069
Number of loan officers and account executives	233	359	359

(1)	Includes residential first mortgage and second mortgage loans.

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

Net Interest Income

Net interest income is the amount we earn on the average balances of our interest-earning assets, less the amount we incur on the average balances of our interest-bearing liabilities. Interest income recorded on loans is reduced by the amortization net premiums and net deferred loan origination costs.

Net interest income increased $21.7 million to $64.4 million for the three months ended September 30, 2014, as compared to $42.7 million for the three months ended September 30, 2013. The increase for the three months ended September 30, 2014, is primarily due to a $1.9 billion decrease in FHLB average balance due to the prepayment completed in the fourth quarter 2013. Net interest income represented 43.0 percent of our total revenue for the three month ended September 30, 2014, compared to 24.1 percent for the three month ended September 30, 2013.

Interest income decreased $3.7 million for the three months ended September 30, 2014 to $75.1 million, compared to $78.8 million during the three months ended September 30, 2013. The decrease in interest income was primarily driven by lower interest rates earned on loans repurchased with government guarantees and lower average balances of loans available for sale during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. These unfavorable variances were offset by an increase in the average balance of investment securities during the same period. The average yield on interest-earning assets increased 41 basis points, to 3.39 percent for the three months ended September 30, 2014 from 2.98 percent for the three months ended September 30, 2013, primarily due to the purchase of investment securities.

Interest expense decreased $25.4 million for the three months ended September 30, 2014 to $10.7 million, compared to $36.1 million for the three months ended September 30, 2013, primarily due to the fourth quarter 2013 prepayment of FHLB advances. The average cost of interest-bearing liabilities decreased 98 basis points to 0.60 percent for the three months ended September 30, 2014 from 1.58 percent for the three months ended September 30, 2013. Our net interest margin for the three months ended September 30, 2014 was 2.91 percent, as compared to 1.62 percent for the three months ended September 30, 2013.

Net interest income increased $39.5 million to $185.0 million for the nine months ended September 30, 2014, as compared to $145.4 million for the nine months ended September 30, 2013. The increase for the nine months ended September 30, 2014, is primarily due to a $1.9 billion decrease in the average balance of Federal Home Loan Bank advances. Net interest income represented 41.3 percent of our total revenue for the nine month ended September 30, 2014, compared to 21.2 percent for the nine month ended September 30, 2013.

For the nine months ended September 30, 2014, interest income decreased $45.5 million to $213.4 million, compared to $258.9 million during the nine months ended September 30, 2013. The decrease in interest income was primarily driven by lower average balances in the mortgage loans available-for-sale and warehouse loans held-for-investment portfolios, primarily due to a decrease in mortgage loan originations during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. This decrease reflects an industry-wide reduction in mortgage loan originations due to slightly higher rates and tightened industry credit standards. The average yield on interest-earning assets increased 35 basis points, to 3.40 percent for the nine months ended September 30, 2014 from 3.05 percent for the nine months ended September 30, 2013. The average yield on loans held-for-sale increased during the nine months ended September 30, 2014 due to rising mortgage rates, while the yields on loans held in portfolio have continued to decline.

For the nine months ended September 30, 2014, interest expense decreased $85.0 million to $28.4 million, compared to $113.4 million for the nine months ended September 30, 2013, primarily due to the fourth quarter 2013 prepayment of Federal Home Loan Bank advances. Average interest-bearing liabilities decreased $3.0 billion during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to $2.0 billion decrease in the average Federal Home Loan Bank advances average balance and $0.9 billion decrease in average balance of deposits. The average cost of interest-bearing liabilities decreased 101 basis points to 0.56 percent for the nine months ended September 30, 2014 from 1.57 percent for the nine months ended September 30, 2013. Our interest rate spread was 2.84 percent for the nine months ended September 30, 2014, compared to 1.48 percent for the nine months ended September 30, 2013. Our net interest margin was 2.95 percent for the nine months ended September 30, 2014, compared to 1.71 percent the nine months ended September 30, 2013.

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

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$1,628,874	$17,949	4.41%	$2,156,966	$22,348	4.14%
Loans repurchased with government guarantees	1,215,357	7,589	2.50%	1,364,949	12,307	3.61%
Loans held-for-investment
Consumer loans (1)	3,185,208	30,725	3.84%	3,412,909	34,711	4.06%
Commercial loans (1)	902,654	7,797	3.38%	637,711	6,267	3.85%
Loans held-for-investment	4,087,862	38,522	3.74%	4,050,620	40,978	4.03%
Investment securities available-for-sale or trading	1,642,071	10,880	2.64%	295,923	1,465	1.98%
Interest-earning deposits and other	240,550	154	0.25%	2,695,959	1,709	0.25%
Total interest-earning assets	8,814,714	75,094	3.39%	10,564,417	78,807	2.98%
Other assets	1,437,898			1,775,102
Total assets	$10,252,612			$12,339,519
Interest-Bearing Liabilities
Demand deposits	$421,062	$147	0.14%	$394,418	$183	0.18%
Savings deposits	3,274,268	5,482	0.66%	2,815,893	4,268	0.60%
Money market deposits	261,740	134	0.20%	314,459	144	0.18%
Certificates of deposit	891,308	1,682	0.75%	1,787,318	4,068	0.90%
Total retail deposits	4,848,378	7,445	0.61%	5,312,088	8,663	0.65%
Demand deposits	217,862	213	0.39%	55,571	106	0.76%
Savings deposits	378,013	504	0.53%	163,869	113	0.27%
Certificates of deposit	344,135	299	0.35%	303,329	221	0.29%
Total government deposits	940,010	1,016	0.43%	522,769	440	0.33%
Wholesale deposits	—	—	—%	72,141	920	5.06%
Total deposits	5,788,388	8,461	0.58%	5,906,998	10,023	0.67%
Federal Home Loan Bank advances	998,272	591	0.23%	2,900,519	24,434	3.34%
Other	247,435	1,679	2.69%	247,435	1,665	2.67%
Total interest-bearing liabilities	7,034,095	10,731	0.60%	9,054,952	36,122	1.58%
Other liabilities (2)	1,816,352			2,018,300
Stockholders’ equity	1,402,165			1,266,267
Total liabilities and stockholders' equity	$10,252,612			$12,339,519
Net interest-earning assets	$1,780,619			$1,509,465
Net interest income		$64,363			$42,685
Interest rate spread (3)			2.79%			1.39%
Net interest margin (4)			2.91%			1.62%
Ratio of average interest-earning assets to interest-bearing liabilities			125.3%			116.7%

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

(2)	Includes company controlled deposits that arise due to the servicing of loans for others, which do not bear interest.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate

Interest-Earning Assets
Loans held-for-sale	$1,482,150	$47,385	4.26%	$2,795,812	$71,357	3.40%
Loans repurchased with government guarantees	1,240,677	23,503	2.53%	1,558,495	40,532	3.47%
Loans held-for-investment
Consumer loans (1)	3,153,021	92,431	3.90%	3,795,003	116,625	4.10%
Commercial loans (1)	803,576	21,320	3.50%	668,189	20,798	4.10%
Loans held-for-investment	3,956,597	113,751	3.82%	4,463,192	137,423	4.10%
Investment securities available-for-sale or trading	1,453,914	28,302	2.60%	294,722	5,397	2.44%
Interest-earning deposits and other	211,495	417	0.26%	2,198,812	4,145	0.25%
Total interest-earning assets	8,344,833	213,358	3.40%	11,311,033	258,854	3.05%
Other assets	1,451,384			1,681,689
Total assets	$9,796,217			$12,992,722
Interest-Bearing Liabilities
Demand deposits	$422,165	$438	0.14%	$392,695	$627	0.21%
Savings deposits	3,053,225	13,210	0.58%	2,588,468	13,302	0.69%
Money market deposits	268,957	383	0.19%	349,016	697	0.27%
Certificates of deposit	941,036	5,240	0.74%	2,353,359	15,914	0.90%
Total retail deposits	4,685,383	19,271	0.55%	5,683,538	30,540	0.72%
Demand deposits	165,644	468	0.38%	89,416	327	0.49%
Savings deposits	297,587	1,111	0.50%	213,403	591	0.37%
Certificates of deposit	341,111	807	0.32%	395,499	1,372	0.46%
Total government deposits	804,342	2,386	0.40%	698,318	2,290	0.44%
Wholesale deposits	1,112	31	3.76%	75,973	2,850	5.01%
Total Deposits	5,490,837	21,688	0.53%	6,457,829	35,680	0.74%
Federal Home Loan Bank advances	995,271	1,725	0.23%	2,968,308	72,766	3.28%
Other	247,948	4,957	2.68%	247,435	4,960	2.68%
Total interest-bearing liabilities	6,734,056	28,370	0.56%	9,673,572	113,406	1.57%
Other liabilities (2)	1,652,520			2,092,467
Stockholders’ equity	1,409,641			1,226,683
Total liabilities and stockholders' equity	$9,796,217			$12,992,722
Net interest-earning assets	$1,610,777			$1,637,461
Net interest income		$184,988			$145,448
Interest rate spread (3)			2.84%			1.48%
Net interest margin (4)			2.95%			1.71%
Ratio of average interest-earning assets to interest-bearing liabilities			123.9%			116.9%

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

	Three Months Ended September 30,
	2014 Versus 2013 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$1,073	$(5,472)	$(4,399)
Loans repurchased with government guarantees	(3,369)	(1,349)	(4,718)
Loans held-for-investment
Consumer loans (1)	(1,675)	(2,311)	(3,986)
Commercial loans (2)	(1,017)	2,547	1,530
Total loans held-for-investment	(2,692)	236	(2,456)
Securities available-for-sale or trading	2,754	6,661	9,415
Interest-earning deposits and other	(12)	(1,543)	(1,555)
Total other interest-earning assets	$(2,246)	$(1,467)	$(3,713)
Interest-Bearing Liabilities
Demand deposits	$(48)	$12	$(36)
Savings deposits	525	689	1,214
Money market deposits	14	(24)	(10)
Certificates of deposits	(363)	(2,023)	(2,386)
Total retail deposits	128	(1,346)	(1,218)
Demand deposits	(201)	308	107
Savings deposits	244	146	390
Certificates of deposits	49	30	79
Total government deposits	92	484	576
Wholesale deposits	(8)	(912)	(920)
Total deposits	212	(1,774)	(1,562)
Federal Home Loan Bank advances	(7,959)	(15,884)	(23,843)
Other	14	—	14
Total interest-bearing liabilities	$(7,733)	$(17,658)	$(25,391)
Change in net interest income	$5,487	$16,191	$21,678

(1)	Consumer loans include residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and commercial lease financing loans.

	Nine Months Ended September 30,
	2014 Versus 2013 Increase (Decrease) Due to:
	Rate	Volume	Total

Interest-Earning Assets
Loans held-for-sale	$9,546	$(33,518)	$(23,972)
Loans repurchased with government guarantees	(8,764)	(8,265)	(17,029)
Loans held-for-investment
Consumer loans (1)	(4,453)	(19,741)	(24,194)
Commercial loans (2)	(3,646)	4,168	522
Total loans held-for-investment	(8,099)	(15,573)	(23,672)
Securities available-for-sale or trading	1,678	21,227	22,905
Interest-earning deposits and other	25	(3,753)	(3,728)
Total other interest-earning assets	$(5,614)	$(39,882)	$(45,496)
Interest-Bearing Liabilities
Demand deposits	$(236)	$47	$(189)
Savings deposits	(2,487)	2,395	(92)
Money market deposits	(154)	(160)	(314)
Certificates of deposit	(1,097)	(9,577)	(10,674)
Total retail deposits	(3,974)	(7,295)	(11,269)
Demand deposits	(138)	278	140
Savings deposits	285	236	521
Certificates of deposit	(376)	(189)	(565)
Total government deposits	(229)	325	96
Wholesale deposits	(2)	(2,817)	(2,819)
Total deposits	(4,205)	(9,787)	(13,992)
Federal Home Loan Bank advances	(58,719)	(12,322)	(71,041)
Other	(13)	10	(3)
Total interest-bearing liabilities	$(62,937)	$(22,099)	$(85,036)
Change in net interest income	$57,323	$(17,783)	$39,540

(1)	Consumer loans include residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and commercial lease financing loans.

Provision for Loan Losses

The provision for loan losses reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.

The provision for loan losses was $8.1 million for the three months ended September 30, 2014, an increase from $4.1 million for the three months ended September 30, 2013. The increase in the provision for loan losses during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was primarily due to higher levels of charge-offs in the current quarter as a result of the sales of $81.3 million unpaid principal balance of jumbo and non performing loans.

During the nine months ended September 30, 2014, the provision for loan losses was $126.6 million, as compared to $56.0 million during the nine months ended September 30, 2013. The increase in the provision during the nine months ended September 30, 2014, was primarily driven by two changes in estimates: the evaluation of current data related to the loss emergence period related to the portfolio of residential loans and the evaluation of the risk associated with payment resets relating to the interest-only loans.

Our allowance for loan losses considers the probable loss inherent in the portfolio. During 2014, we increased our allowance for loan losses related to two significant factors. We analyzed our recent data, including early stage delinquency, the increase in charge-offs for the first quarter of 2014, continued emergence of nonperforming loans and our assessment of the time from first delinquency to charge-off. As a result, as of March 31, 2014, we determined that our estimate of the average loss emergence period should be lengthened. This change resulted in an increase to the allowance for loan and lease loss that reflects our updated estimate of probable losses inherent in the portfolio in the amount of $46.7 million during the nine months ended September 30, 2014. The second significant factor is driven by the results of our model and the qualitative assessment of probable loss inherent in our portfolio, which increased by $47.3 million from December 31, 2013, of which $33.6 million was attributable to our qualitative assessment of probable loss arising from the interest-only portfolio, both before and after the payment reset date. Prior to December 31, 2013, we had experienced an insignificant volume of resets. The first significant volume of resets occurred during the first and second quarter of 2014 and we continue to monitor loans that have recently reset or are expected to reset in the near future. Data we reviewed through September 30, 2014, indicated that actual delinquency of the interest-only portfolio was greater than we had estimated at December 31, 2013. Additionally, these loans are refinancing at levels below what were previously estimated at December 31, 2013. We believe that the combination of these two factors may indicate an increase in future delinquencies and charge-offs. The allowance for loan losses increased to $301.0 million at September 30, 2014 from $207.0 million at December 31, 2013. These amounts include approximately $116.0 million at September 30, 2014 and $52.3 million at December 31, 2013 related only to certain interest-only loans included in our residential first mortgages and HELOC loan held-for-investment portfolios which increased due to both the estimates of the average loss emergence period and our qualitative assessment of the reset risk discussed above.
Net charge-offs for the three months ended September 30, 2014 totaled $13.1 million, compared to $40.1 million for the three months ended September 30, 2013. The decrease was primarily due to lower net losses on bulk sales, lower levels of nonperforming loans, and continuing improvements in the underlying collateral values. As a percentage of the average loans held-for-investment, annualized net charge-offs for the three months ended September 30, 2014 decreased to 1.36 percent from 3.96 percent for the three months ended September 30, 2013.

Net charge-offs for the nine month period ended September 30, 2014 totaled $32.6 million, compared to $154.0 million during the nine months ended September 30, 2013. The decrease was primarily due to lower net losses on bulk sales, lower levels of nonperforming loans and continuing improvements in the underlying collateral values. As a percentage of the average loans held-for-investment, annualized net charge-offs for the nine months ended September 30, 2014 decreased to 1.17 percent from 4.60 percent during the nine months ended September 30, 2013, primarily attributable to lower net losses on sales, lower levels of nonperforming loans and continuing improvements in the underlying collateral values.

See the section captioned "Allowance for Loan Losses" in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The following table sets forth the components of our noninterest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Loan fees and charges	$18,661	$20,876	$56,272	$84,152
Deposit fees and charges	5,618	5,410	15,660	15,749
Net gain on loan sales	52,175	75,073	152,275	357,404
Loan administration income	5,599	1,454	18,826	2,752
Net return on mortgage servicing asset	1,346	27,217	22,475	73,949
Net gain on sale of assets	4,874	98	10,626	2,120
Total other-than-temporary impairment loss	—	—	—	(8,789)
Net impairment losses recognized in earnings	—	—	—	(8,789)
Representation and warranty reserve – change in estimate	(12,538)	(5,205)	(16,092)	(51,541)
Other noninterest income	9,453	9,471	2,583	63,401
Total noninterest income	$85,188	$134,394	$262,625	$539,197

Total noninterest income was $85.2 million during the three months ended September 30, 2014, which was a $49.2 million decrease from $134.4 million of noninterest income during the three months ended September 30, 2013. The decrease during the three months ended September 30, 2014, was primarily due to a decrease in net return on mortgage servicing assets and net gain on loan sales. During the nine months ended September 30, 2014, total noninterest income decreased to $262.6 million, from $539.2 million of noninterest income during the nine months ended September 30, 2013. The changes during the nine months ended September 30, 2014, were primarily due to decreases in net gain on loan sales, other noninterest income, loan fees and charges and loan administration, partially offset by a decrease in representation and warranty reserve - change in estimate.

Loan fees and charges. Our Mortgage Originations and Community Banking segments both earn loan origination fees and collect other charges in connection with originating residential mortgages, commercial loans and other consumer loans held-for-sale and held-for-investment. For the three months ended September 30, 2014 loan fees and charges decreased to $18.7 million, as compared to $20.9 million for the three months ended September 30, 2013. The decrease in loan fees and charges during the three months ended September 30, 2014, is primarily due to a decrease in total loan originations to $7.2 billion, compared to $7.7 billion during the three months ended September 30, 2013, partially offset by a $10.0 million benefit from a contract renegotiation during the second quarter of 2014. Loan fees and charges during the nine months ended September 30, 2014 were $56.3 million, compared to $84.2 million recorded during the nine months ended September 30, 2013. Total loan originations during the nine months ended September 30, 2014 were $18.4 billion, compared to $31.3 billion during the nine months ended September 30, 2013. Commercial loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. We account for substantially all residential first mortgage originations as held-for-sale using the fair value method and no longer apply deferral of non-refundable fees and costs to those loans.

Net gain on loan sales. Our Mortgage Originations segment records income it generates from the origination of residential mortgage loans. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans originated for sale and the fair value of these loans, net of related selling expenses. Net gain on loan sales is increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments, increases to the representation and warranty reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Historically, pricing competition on mortgage loans is lower in periods of low or decreasing interest rates, due to higher consumer demand usually evidenced by higher loan origination levels, resulting in higher spreads on origination. Conversely, pricing competition increases when interest rates rise, which generally reduces consumer demand, thus decreasing spreads on origination and compressing gain on sale. Increases or decreases in competition may also arise as competitors enter and/or leave the loan origination market.

The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period.

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Net gain on loan sales	$52,175	$54,756	$45,342	$44,790	$75,073
Mortgage rate lock commitments (gross)	$7,713,074	$8,187,881	$6,039,871	$6,481,782	$8,340,000
Loans sold and securitized	$7,072,398	$6,029,817	$4,474,287	$6,783,212	$8,344,797
Net margin on loan sales	0.74%	0.91%	1.01%	0.66%	0.90%
Mortgage rate lock commitments (fallout adjusted) (1)	$6,304,425	$6,693,366	$4,853,637	$5,298,728	$6,605,432
Net margin on mortgage rate lock commitments (fallout adjusted) (1)	0.83%	0.82%	0.93%	0.85%	1.14%

(1)
Fallout adjusted locks are mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

The decrease in net gain on loan sales for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily due to a decrease in loan origination volume. For the three months ended September 30, 2014, the gross mortgage rate-lock commitments of $7.7 billion decreased, compared to $8.3 billion in the three months ended September 30, 2013, primarily due to increased mortgage interest rates and lower mortgage loan production consistent with industry trends. Loan sales correspondingly decreased to $7.1 billion during three months ended September 30, 2014, compared to $8.3 billion in loan sales for the three months ended September 30, 2013.

Net gain on loan sales decreased during the nine months ended September 30, 2014, from the nine months ended September 30, 2013. Loan sales decreased to $17.6 billion in loans during the nine months ended September 30, 2014, compared to $32.3 billion sold in the nine months ended September 30, 2013. For the nine months ended September 30, 2014, the mortgage rate lock commitments decreased to $21.9 billion, compared to $32.8 billion in the nine months ended September 30, 2013. The decrease in gain on loan sales was primarily due to a lower volume of mortgage rate lock commitments and a lower gain on sale margin, reflecting lower base production margin.

The net gain on loan sale includes changes in amounts related to derivatives and provisions to representation and warranty reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to losses of $1.1 million and $8.6 million for the three and nine months ended September 30, 2014, respectively, compared to losses of $130.0 million and $77.8 million during the three and nine months ended September 30, 2013, respectively. The provision for representation and warranty reserve included in net gain on loan sales reflects our initial estimate of losses on probable mortgage repurchases arising from current loan sales and amounted to $2.0 million and $4.9 million for the three and nine months ended September 30, 2014, respectively, compared to $3.7 million and $14.6 million during the three and nine months ended September 30, 2013, respectively.

Loan administration income. During the fourth quarter of 2013 we completed a MSR bulk sale and simultaneously entered into an agreement to subservice the residential mortgage loans. This arrangement allows us to collect subservicing fees, ancillary income and other charges on these loans. Loan administration income totaled $5.6 million and $18.8 million for the three and nine months ended September 30, 2014, respectively, as compared to $1.5 million and $2.8 million for the three and nine months ended September 30, 2013. The increase in loan administration income over the prior year reflects the increase in the subservicng portfolio. The total unpaid principal balance of loans subserviced for others was $46.7 billion at September 30, 2014, $40.4 billion at December 31, 2013 and zero at September 30, 2013.

Net return on mortgage servicing asset. When our Mortgage Originations segment sells mortgage loans in the secondary market, we usually retain the right to continue to service these loans and earn a servicing fee. Our mortgage servicing rights ("MSRs") are accounted for utilizing the fair value method with changes in fair value recorded as a component of net return on mortgage servicing rights and related hedging instruments.

The following table summarizes loan administration income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Income on mortgage servicing
Servicing fees	$17,163	$51,105	$51,319	$154,924
Fair value adjustments	(14,593)	(18,099)	(38,366)	(3,237)
(Loss) gain on hedging activity	(364)	(4,025)	9,525	(67,491)
Net transaction costs	(860)	(1,764)	(3)	(10,246)
Total net return on mortgage servicing asset	$1,346	$27,217	$22,475	$73,950

(1)	Includes the servicing fees, ancillary income and charges on other consumer mortgage servicing.

Net return on mortgage servicing asset was $1.3 million for the three months ended September 30, 2014, compared to $27.2 million during the three months ended September 30, 2013. The decrease in net return on mortgage servicing asset during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 was primarily due to increased sales of MSRs during the past year, offset by, a more favorable adjustment to the fair value of the MSR and related hedges. During the three months ended September 30, 2014, we had $4.9 billion in sales of mortgage servicing rights on a bulk basis and $71.3 million sales on a mortgage servicing released basis. During the three months ended September 30, 2013, we had no sales of mortgage servicing rights on a bulk basis and $40.4 million sales on a mortgage servicing released basis. We had no sales on a flow basis during the three months ended September 30, 2014 and 2013, respectively. The total unpaid principal balance of loans serviced for others at September 30, 2014 was $26.3 billion, compared to $74.2 billion at September 30, 2013.

Net return on mortgage servicing asset was $22.5 million for the nine months ended September 30, 2014, compared to $74.0 million during the nine months ended September 30, 2013. The decrease was primarily due to a decline in the MSR asset as a result of MSR sales. During the nine months ended September 30, 2014, we sold mortgage servicing rights on a bulk basis associated with underlying mortgage loans totaling $13.7 billion and $128.8 million on a servicing released basis. During the nine months ended September 30, 2013, we sold mortgage servicing rights on a bulk basis associated with underlying mortgage loans totaling $23.4 billion and $0.2 billion on a mortgage servicing released basis. We had $470.2 million of sales on a flow basis during the nine months ended September 30, 2014, compared to no sales on a flow basis during the nine months ended September 30, 2013. The total unpaid principal balance of loans serviced for others at September 30, 2014 was $26.3 billion, compared to $25.7 billion at December 31, 2013.

Net impairment loss recognized through earnings. We recognize other-than-temporary impairments ("OTTI") related to credit losses on securities through operations with any remainder recognized through other comprehensive income. We dissolved our mortgage securitization during the three months ended June 30, 2013 and we no longer carry any OTTI associated with the mortgage securitization as of June 30, 2013. During the nine months ended September 30, 2013, there were $8.8 million of credit losses recognized with respect to the mortgage securitization. All OTTI due to credit losses were recognized as an expense in current operations.

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

Estimating the balance of the representation and warranty reserve involves using assumptions regarding future repurchase request volumes, probable loss severity on these requests and claims appeal success rates. The assumptions used to estimate the representation and warranty reserve contain a level of uncertainty and risk that could have a material impact on the reserve balance if they differ from actual results. For instance, to illustrate the sensitivity of the reserve to adverse changes, if the expected levels of demands in the model assumptions increased or decreased by 20 percent at September 30, 2014, the result would be a $8.0 million increase or decrease in the representation and warranty reserve balance. If our loss severity rate increased or decreased by 20 percent at September 30, 2014, the result would be a $9.0 million increase or decrease in the representation and warranty reserve balance. In order to estimate the sensitivity of the representation and warranty reserve to a particular factor, the factors were varied within the model while keeping the other variables constant. For example, when estimating the impact to the representation and warranty reserve due to a change in expected levels of demands, the level of expected demands for each vintage within the model varied by the same percentage, holding other factors constant.

During the three months ended September 30, 2014, we added $12.5 million to the reserves, compared to an addition to the reserve of $5.2 million during the three months ended September 30, 2013. The increase in expense during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 was primarily to account for a probable increase in the number of claims expected on government loans for which Flagstar has previously executed indemnification agreements.

During the nine months ended September 30, 2014, we recorded an addition to the reserve of $16.1 million, as compared to the $51.5 million recorded in the nine months ended September 30, 2013. The decrease from the nine months ended September 30, 2013 is primarily due to lower losses expected following the settlement with Fannie Mae and Freddie Mac offset partially by an increase to account for the liability associated with government loans.

Other noninterest income. Other noninterest income includes certain miscellaneous fees, including dividends received on Federal Home Loan Bank stock and our fair value adjustment relating to the loans held-for-investment carried under the fair value option.

During the nine months ended September 30, 2014, other noninterest income decreased to $2.6 million compared to $63.4 million during the nine months ended September 30, 2013. The decrease included a negative fair value adjustment primarily related to performing loans repurchased recorded during the nine months ended September 30, 2014 and a net $36.8 million positive fair value adjustment related to the Assured and MBIA settlement agreements during the nine months ended September 30, 2013.

Noninterest Expense

The following table sets forth the components of our noninterest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Compensation and benefits	$53,503	$61,552	$174,291	$209,696
Commissions	10,346	12,099	26,098	44,962
Occupancy and equipment	20,471	18,644	60,265	60,218
Asset resolution	13,666	16,295	43,108	48,661
Federal insurance premiums	5,633	7,910	17,402	26,941
Loan processing expense	10,472	10,890	26,406	43,390
Legal and professional expense	15,044	19,593	39,826	64,822
Other noninterest expense	50,254	11,453	52,598	30,732
Total noninterest expense	$179,389	$158,436	$439,994	$529,422
Efficiency ratio (1)	120.0%	89.5%	98.3%	77.3%
Efficiency ratio (adjusted) (2)	86.8%	87.0%	90.0%	76.2%

(1)	Total operating and administrative expenses divided by the sum of net interest income and noninterest income.

(2)	Based on efficiency ratios as calculated, less representation and warranty reserve - change in estimate and significant items; "Use of Non-GAAP Financial Measures."

The 13.2 percent increase in total noninterest expense for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily due to an increase in noninterest expense resulting from a settlement agreement with the Consumer Financial Protection Bureau announced on September 29, 2014. During the nine months ended September 30, 2014, total noninterest expense decreased to $440.0 million, from $529.4 million of noninterest expense during the nine months ended September 30, 2013. The decrease during the nine months ended September 30, 2014, was primarily due to decreases in legal and professional expenses, compensation and benefits, commissions and loan processing expense.

Compensation and benefits. The $8.1 million decrease in compensation and benefits expense for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, is primarily due to a reduction in headcount and the resulting decrease in employee related expenses such as benefits. For the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, compensation and benefits expense decreased $35.4 million primarily attributable to a reduction in our headcount. Our full-time equivalent non-commissioned salaried employees decreased from 3,069 at September 30, 2013 to 2,492 at September 30, 2014. The decrease in our full-time equivalent non-commissioned salaried employees was primarily due to the organization restructuring that was previously announced in January 2014.

Commissions. Commissions expense, which is a variable cost associated with loan originations, totaled $26.1 million during the nine months ended September 30, 2014, equal to 14 basis points of total loan originations, compared to $45.0 million, equal to 14 basis points of total loan originations in the nine months ended September 30, 2013. The decrease in commissions is primarily due to a decrease in loan originations during the nine months ended September 30, 2014. Loan originations decreased to $18.4 billion for the nine months ended September 30, 2014 from $31.3 billion in the nine months ended September 30, 2013.

Federal insurance premiums. For the nine months ended September 30, 2014, our federal insurance premiums were $17.4 million, compared to $26.9 million for the nine months ended September 30, 2013. The $9.5 million decrease was primarily due to decreases in our assessment rate and our assessment base. The decrease in the assessment rate was due to a reduction in higher risk assets. The reduction in the assessment base was caused primarily by a decrease in the average total assets from the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Loan processing expense. During the nine months ended September 30, 2014 loan processing expense decreased to $26.4 million, compared to $43.4 million for the nine months ended September 30, 2013, primarily due to a $12.9 billion decrease in loan originations.

Legal and professional expense. Legal and professional expense decreased to $15.0 million for the three months ended September 30, 2014 compared to $19.6 million for the three months ended September 30, 2013. Legal and professional expense decreased to $39.8 million during the nine months ended September 30, 2014, compared to $64.8 million for the nine months ended September 30, 2013. The decrease in both periods was primarily due to lower consulting expenses related to projects and legal fees incurred.

Other noninterest expense. Other noninterest expense increased to $50.3 million for the three months ended September 30, 2014, as compared to $11.5 million for the three months ended September 30, 2013. The decrease was primarily due to a decrease in the fair value liability associated with the Department of Justice (“DOJ”) settlement arising principally from updating the related payment schedule within the settlement agreement. The fair value measurement depends in part upon the timing of cash payments required under the settlement agreement. The fair value measurement of the DOJ liability prior to June 30, 2014 included an expectation that a $25 million payment would be made in July 2014. This expectation was based on all of the objective terms of the settlement agreement as of December 31, 2013 which would require one $25 million payment in July 2014. After the end of the second quarter, but prior to our filing of our Form 10-Q for the quarter ended June 30, 2014, a subjective contractual provision outside of Flagstar’s control was exercised, causing us to be unable to make the July 2014 payment. The exercise of this provision impacted the fair value measurement by rescheduling the estimated July 2014 payment of $25 million to 2021 and 2022. Flagstar models certain scenarios which may impact the timing of the estimated cash flow payments in accordance with the terms of the DOJ settlement agreement and considers the fair value from the perspective of a market participant. These scenarios indicated a fair value range from $56 million to $94 million based on the timing of cash flow payments. We recorded a fair value for this liability at September 30, 2014 of $80.1 million estimating the timing of all cash payments to occur from 2017 through 2022. The undiscounted amount of the settlement liability remains at $118.0 million. The increase was also impacted by the third quarter 2014 payment of $27.5 million for borrower remediation and $10.0 million in civil money penalties related to the CFPB consent order.

Efficiency Ratio

The efficiency ratio generally measures how effective the company is operating, measured by dividing noninterest expense by total revenues (net interest income plus noninterest income). Given the significant amount of one-time items that flow through our noninterest expense and noninterest income, we show our efficiency ratio on an adjusted basis as well. Our unadjusted efficiency ratio increased to 120.0 percent during the three months ended September 30, 2014, as compared to 89.5 percent during the three months ended September 30, 2013. Our unadjusted efficiency ratio increased to 98.3 percent during the nine months ended September 30, 2014, compared to 77.3 percent during the nine months ended September 30, 2013. The increase in our efficiency ratio for the three and nine months ended September 30, 2014, compared to three and nine months ended September 30, 2013 was driven primarily by the reasons described above.

Provision for Federal Income Taxes

During the three and nine months ended September 30, 2014, our effective tax rate was a benefit of 27.2 percent and a benefit of 32.3 percent, respectively, compared to a provision of 1.52 percent and a benefit of 5.9 percent for the three and nine months ended September 30, 2013, respectively. See Note 16 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

OPERATING SEGMENTS

Overview

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 19 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements, herein, for a full understanding of our consolidated financial performance.

In January 2014, we reorganized the manner in which our operations are managed based on core operating functions. The segments are based on an internally-aligned segment leadership structure, which is also how the results are monitored and performance assessed. We expect that the combination of our business model and the services that our operating segments provide will result in a competitive advantage that supports revenue and earnings. Our business model emphasizes the delivery of a complete set of mortgage and banking products and services, including originating, acquiring, selling and servicing one-to-four family residential mortgage loans, which we believe is distinguished by timely processing and customer service.

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

The net income (loss) by operating segment is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Mortgage Originations	$14,837	$42,784	$68,808	$222,135
Mortgage Servicing	(54,750)	(16,354)	(78,982)	(66,730)
Community Banking	1,300	1,694	(131,685)	(45,933)
Other	10,981	(13,853)	61,318	(4,389)
Total net income	$(27,632)	$14,271	$(80,541)	$105,083

The selected average balances by operating segment are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Average loans held-for-sale
Mortgage Originations	$1,598,855	$2,134,642	$1,406,780	$2,556,938
Community Banking	39,019	22,324	75,370	238,874
Average loans repurchased with government guarantees
Mortgage Servicing	$1,215,357	$1,364,949	$1,240,677	$1,558,495
Average loans held-for-investment
Mortgage Originations	$488	$231	$305	$158
Community Banking	4,087,373	4,032,584	3,956,292	4,458,430
Other	—	17,805	—	4,603
Average total assets
Mortgage Originations	$1,747,387	$2,206,546	$1,559,208	$2,658,341
Mortgage Servicing	1,358,106	1,582,925	1,378,649	1,808,122
Community Banking	4,004,306	4,086,108	3,945,219	4,694,225
Other	3,142,813	4,463,940	2,913,140	3,832,034
Average interest-bearing deposits
Community Banking	$5,788,388	$5,887,049	$5,490,837	$6,436,520
Other	—	19,949	—	21,309
Average total interest-bearing debt
Other	$1,245,707	$3,147,954	$1,242,706	$3,215,743

Mortgage Originations

Our Mortgage Originations segment originates, acquires and sells one-to-four family residential mortgage loans. We sell substantially all of the residential mortgage loans we produce into the secondary market on a whole loan basis or by first securitizing the loans into mortgage-backed securities, with the Agencies. During 2013 and continuing into 2014, we remained one of the country's leading mortgage loan originators. We utilize three production channels to originate or acquire mortgage loans: home lending (also referred to as "retail"), as well as brokers and correspondents (also collectively referred to as "wholesale"). Each production channel originates mortgage loan products which are underwritten to the same standards. We expect to continue to leverage technology to streamline the mortgage origination process, thereby bringing service and convenience to brokers and correspondents. Sales support offices are maintained to assist brokers and correspondents nationwide. We also continue to make available to our customers various web-based tools that facilitate the mortgage loan origination process through each of our production channels. Brokers and correspondents are able to register and lock loans, check the status of inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Funding for our Mortgage Originations segment is provided primarily by deposits and borrowings obtained by our Community Banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net interest income	$16,333	$19,788	$42,104	$60,007
Loan fees and charges	14,638	17,647	38,170	70,838
Net gain on loan sales	52,284	78,687	155,157	371,596
Other noninterest income	(8,740)	3,048	(6,242)	7,602
Compensation and benefits	(16,878)	(22,042)	(54,939)	(70,580)
Commissions	(10,392)	(11,704)	(26,269)	(44,096)
Loan processing expense	(4,587)	(6,134)	(11,301)	(27,626)
Other noninterest expense	(27,821)	(36,506)	(67,872)	(145,607)
Net income	$14,837	$42,784	$68,808	$222,134
Average balances
Total loans held-for-sale	$1,589,855	$2,134,386	$1,406,780	$2,556,938
Total assets	1,747,387	2,206,546	1,559,208	2,658,341

The Mortgage Originations segment net income decreased $27.9 million during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. This decrease was primarily due to a decrease in net gain on loan sales, partially offset by a decrease in noninterest expense. Net loan fees and charges decreased to $14.6 million for the three months ended September 30, 2014, as compared to $17.6 million for the three months ended September 30, 2013, primarily due to a decrease in residential mortgage originations. The decrease in net gain on loan sales during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 was primarily due to lower residential mortgage rate lock commitments and a lower gain on sale margin.

The Mortgage Originations segment net income decreased $153.2 million during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. This decrease was primarily due to a decrease in net gain on loan sales, partially offset by a decrease in noninterest expense during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Net loan fees and charges decreased to $38.2 million for the nine months ended September 30, 2014, as compared to $70.8 million for the nine months ended September 30, 2013, primarily due to a decrease in residential mortgage loan originations. The decrease in net gain on loan sales during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013 was primarily due to lower residential mortgage rate lock commitments and a lower gain on sale margin.

Compensation and benefits decreased to $16.9 million for the three months ended September 30, 2014, as compared to $22.0 million for the three months ended September 30, 2013, primarily due to the completion of previously announced staff reductions. Compensation and benefits decreased to $54.9 million for the nine months ended September 30, 2014, as compared to $70.6 million for the nine months ended September 30, 2013, primarily due to the completion of previously announced staff reductions and decreases in employee benefit and incentive compensation costs. The decreases in commissions and loan processing expense were primarily due to lower residential mortgage originations during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. During the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, the decreases in commissions and loan processing expense were primarily due to lower residential first mortgage originations. During the three months ended September 30, 2014, other noninterest expense decreased to $27.8 million, as compared to $36.5 million for the three months ended September 30, 2013, primarily due to reduced corporate overhead and direct operating allocations. During the nine months ended September 30, 2014, other noninterest expense decreased to $67.9 million, as compared to $145.6 million for the nine months ended September 30, 2013, primarily due to reduced corporate overhead and direct operating allocations.

During the three months ended September 30, 2014, a total of 62.1 percent of our residential mortgage originations were purchase mortgages, as compared to 47.6 percent during the three months ended September 30, 2013. During the nine months ended September 30, 2014, 61.8 percent of our residential mortgage originations were purchase mortgages, as compared to 29.5 percent during the nine months ended September 30, 2013. Historically, the purchase and refinance mix of our mortgage originations has generally tracked the mix of the overall mortgage industry. This is also the case in each of our production channels.

Home Lending. In a home lending transaction, loans are originated through a nationwide network of stand-alone home loan centers, as well as referrals from our Community Banking segment and the national direct to consumer call center. When loans are originated on a retail basis, most aspects of the lending process are completed internally including the origination documentation (inclusive of customer disclosures) as well as the funding of the transactions. At September 30, 2014 we maintained 32 loan origination centers. At the same time, our centralized loan processing provides efficiencies and allows lending sales staff to focus on originations.

Broker. In a broker transaction, an unaffiliated bank or mortgage brokerage company completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as "table funding") thereby becoming the lender of record. Currently, we have active broker relationships with approximately 700 banks, credit unions and mortgage brokerage companies located in all 50 states.

Correspondent. In a correspondent transaction, an unaffiliated bank or mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at a market price. We do not acquire loans from correspondents on a bulk basis without prior review. Instead, we perform a full review of each loan, purchasing only those that were originated in accordance with our underwriting guidelines. We have active correspondent relationships with approximately 800 companies, including banks, credit unions and mortgage companies located in all 50 states.

The following table discloses residential mortgage loan originations by channel, type and mix for each respective period.

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Home Lending Centers	$349,244	$291,159	$226,007	$296,123	$411,940
Broker	1,497,548	1,267,403	1,091,068	1,591,372	1,845,465
Correspondent	5,333,469	4,384,181	3,545,588	4,548,166	5,478,385
Total	$7,180,261	$5,942,743	$4,862,663	$6,435,661	$7,735,790

Purchase originations	$4,460,628	$3,853,266	$2,796,654	$3,672,538	$3,682,411
Refinance originations	2,719,633	2,089,477	2,066,009	2,763,123	4,053,379
Total	$7,180,261	$5,942,743	$4,862,663	$6,435,661	$7,735,790

Conventional	$4,392,367	$3,706,807	$2,950,876	$4,130,976	$5,247,910
Government	1,853,645	1,508,134	1,215,652	1,560,059	1,930,538
Jumbo	934,249	727,802	696,135	744,626	557.342
Total	$7,180,261	$5,942,743	$4,862,663	$6,435,661	$7,735,790

Mortgage Servicing

The Mortgage Servicing segment services and subservices mortgage loans on a fee basis for others. Also, the Mortgage Servicing segment services residential mortgages held-for-investment by the Community Banking segment and mortgage servicing rights held by the Other segment. Funding for our Mortgage Servicing segment is provided primarily by deposits and borrowings obtained by our Community Banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net interest income	$5,709	$9,837	$16,937	$32,887
Loan administration income	9,498	11,974	30,987	35,878
Representation and warranty reserve - change in estimate	(2,163)	(5,205)	(5,717)	(51,541)
Other noninterest income (loss)	2,766	(1,578)	15,810	(5,487)
Compensation and benefits	(3,023)	(9,607)	(9,970)	(26,789)
Asset resolution	(12,417)	(14,002)	(40,689)	(51,819)
Loan processing expense	(3,908)	(3,485)	(11,498)	(12,178)
Other noninterest (expense) income	(51,269)	(4,692)	(75,110)	9,989
Net loss	$(54,807)	$(16,758)	$(79,250)	$(69,060)
Average balances
Total loans repurchased with government guarantees	$1,215,357	$1,237,491	$1,240,677	$1,558,495
Total assets	1,358,106	1,582,925	1,378,649	1,808,122

The Mortgage Servicing segment reported a net loss of $54.8 million for the three months ended September 30, 2014, compared to a net loss of $16.8 million for the three months ended September 30, 2013, primarily due to an increase in other noninterest expense which was partially offset by decreases in compensation and benefits and representation and warranty reserve and an increase in other noninterest income. The decrease in the representation and warranty reserve - change in estimate for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was primarily due to a lower loss rates following the settlement agreements with Fannie Mae and Freddie Mac.

Other noninterest income (loss) increased to $2.8 million for the three months ended September 30, 2014, as compared to a loss of $1.6 million for the three months ended September 30, 2013, primarily due to an increase in ancillary fee income during the three months ended September 30, 2014.

Noninterest expenses increased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to increases in other noninterest expense from higher net corporate overhead allocations which was offset by decreased compensation and benefits and asset resolution. Compensation and benefits decreased to $3.0 million for the three months ended September 30, 2014, as compared to $9.6 million for the three months ended September 30, 2013, primarily due to a reduction in head count. During the three months ended September 30, 2014, other noninterest expense increased to $51.3 million, as compared to $4.7 million for the three months ended September 30, 2013, primarily due to an increase in net corporate overhead allocations following the settlement agreement with the CFPB.

The Mortgage Servicing segment reported a net loss of $79.2 million for the nine months ended September 30, 2014, compared to a net loss of $69.1 million for the nine months ended September 30, 2013, primarily due to an increase in other noninterest expense, partially offset by decreases in representation and warrant reserve, asset resolution expense and compensation and benefits expense and an increase in other noninterest income. The decrease in the representation and warranty reserve for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily due to lower loss rates following the settlement agreements with Fannie Mae and Freddie Mac.

Other interest income (loss) increased to $15.8 million for the nine months ended September 30, 2014, as compared to a loss of $5.5 million for the nine months ended September 30, 2013, primarily due to an unanticipated $10.6 million benefit from a contract renegotiation during the nine months ended September 30, 2014.

Noninterest expenses increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to an increase in other noninterest expense from higher net corporate overhead allocations, partially offset by decreases in compensation and benefits and asset resolution. Compensation and benefits decreased to $10.0 million for the nine months ended September 30, 2014, as compared to $26.8 million for the nine months ended September 30, 2013, primarily due to the completion of previously announced staff reductions. Asset resolution expense decreased to $40.7 million for the nine months ended September 30, 2014, as compared to $51.8 million for the nine months ended September 30, 2013, as a result of a reduction in foreclosure expenses. During the nine months ended September 30, 2014, other noninterest expense increased to an expense of $75.1 million, as compared to income of $10.0 million for the nine months ended September 30, 2013, primarily due to an increase in net corporate overhead allocations following the settlement agreement with the CFPB.

The Mortgage Servicing segment primarily services mortgage loans for others. Servicing of residential mortgage loans for third parties generates fee income and represents a significant business activity. At September 30, 2014 and December 31, 2013, we serviced portfolios of mortgage loans of $26.4 billion and $25.7 billion, respectively. We had a total average balance of serviced mortgage loans of $27.5 billion for the three months ended September 30, 2014 and $72.6 billion for the three months ended September 30, 2013, which generated servicing fee revenue of $2.9 million and $9.6 million, respectively. During the nine month ended September 30, 2014, we had a total average balance of serviced mortgage loans of $26.8 billion, compared to $73.9 billion for the nine months ended September 30, 2013, which generated servicing fee revenue of $8.8 million and $29.5 million, respectively.

The Mortgage Servicing segment also began subservicing mortgage loans for others in the fourth quarter 2013. Subservicing residential mortgage loans for third parties generates fee income. At September 30, 2014 and December 31, 2013, we subserviced portfolios of mortgage loans of $46.7 billion and $40.4 billion, respectively. We had a total average balance of subserviced mortgage loans of $43.8 billion, which generated gross servicing fee revenue of $5.0 million, during the three months ended September 30, 2014. During the nine months ended September 30, 2014, we had a total average balance of subserviced mortgage loans of $42.6 billion, which generated gross revenue of $14.3 million.

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

	September 30, 2014		December 31, 2013
	Amount	Number of accounts	Amount	Number of accounts
Residential loan servicing
Serviced for own loan portfolio (1)	$3,870,117	21,617	$4,375,009	28,069
Serviced for others	26,377,572	122,788	25,743,396	131,413
Subserviced for others (2)	46,695,465	238,425	40,431,867	198,256
Total residential loans serviced for others (2)	$76,943,154	382,830	$70,550,272	357,738

(1)	Includes both loans held-for-investment (residential first mortgage, second mortgage and HELOC) and loans held-for-sale (residential first mortgage).

(2)	Does not include temporary short-term subservicing performed as a result of some sales of servicing.

Community Banking

Our Community Banking segment consists primarily of four groups: Branch Banking, Commercial and Business Banking, Warehouse Lending and Held-for-Investment Portfolio. The groups within the Community Banking segment originate consumer loans, commercial loans and warehouse loans, accept consumer, business and governmental deposits, offer investments and insurance services, liquidity management products and capital markets services. The liquidity management products include customized treasury management solutions and international wire services. Capital market services that allow for risk mitigation are offered through interest rate swap products. At September 30, 2014, Branch Banking included 106 banking centers located throughout Michigan. During the nine months ended September 30, 2014, we relocated one and closed five banking centers to better align the branch structure with the Company's focus on key market areas and to improve banking center efficiencies. Commercial and Business Banking includes relationship and portfolio managers throughout Michigan's major markets. Warehouse Lending offers lines of credit to other mortgage lenders, allowing those lenders to fund the closing of residential first mortgage loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net interest income	$38,298	$37,811	$110,511	$122,816
Provision for loan losses	(8,097)	(4,053)	(126,568)	(56,030)
Deposit fees and charges	5,594	5,410	15,649	15,749
Other noninterest income (loss)	8,548	4,286	(6,056)	5,936
Compensation and benefits	(13,401)	(14,439)	(42,648)	(49,598)
Federal insurance premiums	(3,725)	(4,621)	(11,570)	(16,116)
Other noninterest expense	(25,917)	(22,700)	(71,003)	(68,690)
Net income (loss)	$1,300	$1,694	$(131,685)	$(45,933)
Average balances
Total loans held-for-sale	$39,019	$22,324	$75,370	$238,874
Total loans held-for-investment	4,087,373	4,050,377	3,956,292	4,458,430
Total assets	4,004,306	4,086,108	3,945,219	4,694,225
Total interest-bearing deposits	6,019,502	6,122,734	5,592,236	6,436,520

During the three months ended September 30, 2014, the Community Banking segment reported net income of $1.3 million, as compared to net income of $1.7 million for the three months ended September 30, 2013, primarily due to higher provision for loan losses and an increase in noninterest expenses, partially offset by an increase in noninterest income.

Net interest income increased during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to higher average residential first mortgage held-for-sale loans and higher average commercial and warehouse loans. The provision for loan losses increased to $8.1 million during the three months ended September 30, 2014, as compared to $4.1 million during the three months ended September 30, 2013, primarily driven by two changes in estimates: the evaluation of current data related to the loss emergence period in our residential mortgage loan portfolio and the evaluation of the enhanced risk associated with payment resets relating to interest-only loans.

During the nine months ended September 30, 2014, the Community Banking segment reported a $85.8 million increase in net loss as compared to the nine months ended September 30, 2013. The increase in net loss is largely driven by an increase in provision for loan losses and decreases in net interest income and noninterest income, partially offset by a decrease in noninterest expenses during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Net interest income decreased to $110.5 million during the nine months ended September 30, 2014, as compared to $122.8 million during the nine months ended September 30, 2013, as a result of lower average residential first mortgage held-for-sale loans and lower average warehouse and residential first mortgage held-for-investment loans. The provision for loan losses increased to $126.6 million during the nine months ended September 30, 2014, as compared to $56.0 million during the nine months ended September 30, 2013, primarily driven by two changes in estimates: the evaluation of current data related to the loss emergence period and the evaluation of the enhanced risk associated with payment resets relating to the interest-only loans.

Noninterest income increased during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to higher net gain on loan sales. Noninterest income decreased during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to the first quarter 2014 adjustment to the originally recorded fair value of performing repurchased loans caused by liquidity risk.

Noninterest expenses increased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to higher intercompany expenses. Noninterest expenses decreased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to decreases in compensation and benefits and federal deposit insurance premiums.

Loans held-for-investment

Residential first mortgage loans. At September 30, 2014, most of our held-for-investment residential first mortgage loans had been originated in 2008 or prior years with underwriting criteria that varied by product and with the standards in place at the time of origination. Loans originated after 2008 are loans that generally satisfy specific criteria for sale into securitization pools insured by the Agencies or were repurchased from the Agencies subsequent to such sales. During the nine months ended September 30, 2014, we originated $319.7 million of amortizing jumbo adjustable-rate mortgages (adjustable-rate mortgages with loan balances above the Agencies limits) for our held-for-investment portfolio.

At September 30, 2014, the largest geographic concentrations of our residential first mortgage loans in our held-for-investment portfolio were in California, Florida and Michigan, which represented 46.0 percent of such loans outstanding.

The following table identifies our held-for-investment mortgages by major category, at September 30, 2014 and December 31, 2013.

	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
September 30, 2014	(Dollars in thousands)
Residential first mortgage loans
Amortizing	$1,459,667	3.84%	712	710	293	75.9%	72.4%
Interest only	740,768	3.60%	726	737	262	74.3%	80.9%
Option ARMs	33,543	2.89%	720	714	286	69.3%	88.8%
Subprime (4)	2,201	8.36%	624	661	271	75.6%	87.7%
Total residential first mortgage loans	$2,236,179	3.75%	717	719	278	75.3%	75.5%

December 31, 2013
Residential first mortgage loans
Amortizing	$1,392,778	4.03%	707	695	302	75.3%	78.9%
Interest only	1,051,157	3.76%	724	733	264	74.6%	83.7%
Option ARMs	37,159	2.94%	717	708	297	69.2%	92.0%
Subprime (4)	3,230	8.16%	628	643	282	70.2%	92.0%
Total residential first mortgage loans	$2,484,324	3.90%	714	711	286	74.9%	81.2%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the nine months ended September 30, 2014.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2014.

(4)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

The following table identifies our held-for-investment mortgages by major category, at September 30, 2014.

September 30, 2014	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
	(Dollars in thousands)
Residential first mortgage loans
Amortizing
3/1 ARM	$115,434	3.19%	688	708	241	79.5%	67.7%
5/1 ARM	499,811	3.37%	719	732	260	74.4%	66.2%
7/1 ARM	139,431	3.61%	758	773	344	70.7%	66.3%
Other ARM	45,224	3.08%	676	699	236	83.8%	66.9%
Fixed mortgage loans (4)	659,767	4.42%	703	682	319	77.0%	79.6%
Total amortizing	1,459,667	3.84%	712	710	293	75.9%	72.4%
Interest-only
3/1 ARM	102,696	3.26%	724	728	251	74.5%	79.2%
5/1 ARM	464,891	3.18%	724	739	258	75.0%	81.0%
7/1 ARM	30,205	2.84%	731	737	271	74.5%	88.1%
Other ARM	47,567	3.15%	748	754	301	66.6%	63.6%
Other interest-only	95,409	6.52%	729	726	273	73.7%	86.4%
Total interest-only	740,768	3.60%	726	737	262	74.3%	80.9%
Option ARMs	33,543	2.89%	720	714	286	69.3%	88.8%
Subprime (5)
3/1 ARM	48	10.30%	685	727	253	95.0%	63.3%
Other ARM	71	9.75%	572	641	261	90.0%	77.4%
Other subprime	2,082	8.27%	624	660	272	74.6%	88.6%
Total subprime	2,201	8.36%	624	661	271	75.6%	87.7%
Total residential first mortgage loans	$2,236,179	3.75%	717	719	278	75.3%	75.5%
Second mortgage loans (6) (7)	$154,595	6.92%	828	728	114	20.7%	19.6%
HELOC loans (6) (7)	$261,021	5.47%	729	729	66	25.9%	24.9%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the nine months ended September 30, 2014.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2014.

(4)	Includes substantially fixed rate mortgage loans.

(5)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

(6)	Reflects lower LTV only as to second liens because information regarding the first liens is not available.

(7)	Includes $55.9 million and $140.3 million of second mortgage and HELOC loans, respectively, that are accounted for under the fair value option at September 30, 2014.

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

Set forth below are the accumulated amounts of interest income arising from the net negative amortization portion of loans during the nine months ended September 30, 2014 and 2013.

	Unpaid Principal Balance of Loans in Negative Amortization At Year-End (1)	Amount of Net Negative Amortization Accumulated as Interest Income During Period
	(Dollars in thousands)
2014	$19,821	$2,113
2013	$25,281	$2,464
2012	$54,898	$5,340

(1)	Unpaid principal balance (net of write downs) does not include premiums or discounts.

Set forth below are the frequencies at which the interest rate on ARM loans outstanding at September 30, 2014, will reset.

Reset frequency	# of Loans	Balance	% of the Total
	(Dollars in thousands)
Monthly	94	$17,715	1.2%
Semi-annually	2,792	852,132	57.6%
Annually	2,355	327,145	22.1%
No reset — nonperforming loans	1,120	281,928	19.1%
Total	6,361	$1,478,920	100.0%

Set forth below as of September 30, 2014, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period and nonperforming loans do not reset while in the nonperforming status. Accordingly, the table below may include the same loans in more than one period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in thousands)
2014 (1)	N/A	N/A	N/A	$469,763
2015	$517,363	$514,153	$535,824	508,069
2016	531,500	521,980	541,547	515,508
Later years (2)	589,431	603,898	631,991	599,918

(1)	Reflect loans that have reset through September 30, 2014.

(2)	Later years reflect one reset period per loan.

Interest-only mortgages. We offer, on a limited basis, adjustable-rate, fixed term loans with 10-year, interest-only options. These loans were originated using Fannie Mae and Freddie Mac guidelines as a base framework. We generally applied the debt-to-income ratio guidelines and documentation using the automated underwriting Approve/Reject response requirements of Fannie Mae and Freddie Mac. During 2013, we began originating interest-only home equity line of credit loans that were secured by first lien mortgages. These loans have a 10-year interest-only draw period followed by a 20-year fixed fully amortizing period. Once these loans reach the 20-year fixed fully amortizing period these loans are classified as amortizing loans for this disclosure.

Set forth below is a table describing the characteristics of the interest-only mortgage loans in our held-for-investment mortgage portfolio at September 30, 2014, by year of origination.

Year of Origination	2004 and Prior	2005	2006	2007	Post 2008	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$133,053	$310,711	$59,732	$210,713	$26,559	$740,768
Average current note rate	3.31%	3.32%	3.43%	4.29%	3.34%	3.60%
Average original FICO score	720	728	725	724	762	726
Average current FICO score (2)	730	742	730	731	759	737
Average original LTV ratio	75.2%	75.1%	74.1%	74.5%	59.9%	74.3%
Housing Price Index LTV, as recalculated (3)	73.7%	81.2%	86.2%	87.7%	47.6%	80.9%
Underwritten with low or stated income documentation	24.0%	31.0%	48.0%	52.0%	2.0%	36.0%

(1)	Unpaid principal balance (net of write downs) does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the nine months ended September 30, 2014.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level FHFA data as of June 30, 2014.

Set forth below is a table describing the amortization date and payment shock of current interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at September 30, 2014.

	2014	2015	2016	2017	Thereafter	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$72,183	$353,218	$55,840	$226,163	$33,364	$740,768
Weighted average rate	3.39%	3.34%	3.32%	4.11%	3.20%	3.60%
Average original monthly payment per loan (dollars)	$1,326	$1,377	$1,564	$2,756	$414	$1,469
Average current monthly payment per loan, primarily interest-only (dollars)	$827	$772	$803	$1,741	$234	$861
Average amortizing payment per loan, principal plus interest (dollars)	$1,635	$1,585	$1,625	$3,041	$441	$1,659
Loan count	253	1,276	198	459	432	2,618
Payment shock (dollars) (2)	$809	$813	$821	$1,300	$207	$799
Payment shock (percent)	98.0%	105.0%	102.0%	75.0%	89.0%	93.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Represents difference between current payment and new payment.

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

Home Equity Line of Credit loans. Current HELOC guidelines and pricing parameters have been established to attract higher credit quality loans with long term profitability. The minimum FICO is 680, maximum CLTV is 80 percent, and the maximum debt-to-income ratio is 45 percent. For HELOC loans originated in 2009 and prior, the majority were closed in conjunction with the closing of related first mortgage loans originations. Documentation requirements for HELOC applications were generally the same as those required of borrowers for the first mortgage loans originated by us, and debt-to-income ratios were capped at 50 percent. For HELOCs closed in conjunction with the closing of a first mortgage loan that was not being originated by us, our debt-to-income ratio requirements were capped at 40 percent to 45 percent and the LTV was capped at 80 percent. The qualifying payment varied over time and included terms such as either 0.75 percent of the line amount or the interest only payment due on the full line based on the current rate plus 0.5 percent. HELOCs were available in conjunction with primary residence transactions that required full documentation, and the borrower was allowed a CLTV ratio of up to 100 percent. For similar loans that also contained higher risk elements, we limited the maximum CLTV to 90 percent. FICO floors ranged from 620 to 720. The HELOC terms called for monthly interest only payments with a balloon principal payment due at the end of 10 years. At times, initial teaser rates were offered for the first three months.

Commercial loans held-for-investment. Our Commercial and Business Banking group includes relationship and portfolio managers throughout Michigan's major markets. Our commercial loans held-for-investment totaled $918.0 million at September 30, 2014 and $626.4 million at December 31, 2013, and consists of three loan types: commercial real estate, commercial and industrial and commercial lease financing, each of which is discussed in more detail below. During the three and nine months ended September 30, 2014, we originated $55.4 million and $321.5 million, respectively, in commercial loans, compared to $68.5 million and $190.8 million, respectively, during the three and nine months ended September 30, 2013. The following table identifies the commercial loan held-for-investment portfolio by loan type and selected criteria at September 30, 2014 and December 31, 2013.

Commercial Loans Held-for-Investment
September 30, 2014	Balance	Average Note Rate	Loan on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$92,124	5.1%	$—
Adjustable rate	477,196	2.9%	—
Total commercial real estate loans	569,320		$—
Net deferred fees and other	(2,450)
Total commercial real estate loans, net	$566,870
Commercial and industrial loans:
Fixed rate	$12,431	4.5%	$—
Adjustable rate	329,956	3.0%	—
Total commercial and industrial loans	342,387		$—
Net deferred fees and other	(1,075)
Total commercial and industrial loans, net	$341,312
Commercial lease financing loans:
Fixed rate	$9,894	3.5%	$—
Net deferred fees and other	(41)
Total commercial lease financing loans, net	$9,853
Total commercial loans:
Fixed rate	$114,449	4.9%	$—
Adjustable rate	807,152	2.9%	—
Total commercial loans	921,601		$—
Net deferred fees and other	(3,566)
Total commercial loans, net	$918,035

Commercial Loans Held-for-Investment
December 31, 2013	Balance	Average Note Rate	Loan on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$172,598	5.4%	$1,500
Adjustable rate	237,071	3.0%	—
Total commercial real estate loans	409,669		$1,500
Net deferred fees and other	(799)
Total commercial real estate loans, net	$408,870
Commercial and industrial loans:
Fixed rate	$12,782	4.3%	$—
Adjustable rate	195,500	2.7%	—
Total commercial and industrial loans	208,282		$—
Net deferred fees and other	(1,095)
Total commercial and industrial loans, net	$207,187
Commercial lease financing loans:
Fixed rate	$10,613	3.5%	$—
Net deferred fees and other	(272)
Total commercial lease financing loans, net	$10,341
Total commercial loans:
Fixed rate	$195,993	5.2%	$1,500
Adjustable rate	432,571	2.9%	—
Total commercial loans	628,564		$1,500
Net deferred fees and other	(2,166)
Total commercial loans, net	$626,398
The following table sets forth the unpaid principal balance (net of write downs) of our commercial loan held-for-investment portfolio at September 30, 2014 by year of initial origination.

Year of Origination	2010 and Prior	2011	2012	2013	2014	Total
	(Dollars in thousands)
Commercial real estate	$145,205	$10,649	$65,749	$132,160	$215,557	$569,320
Commercial and industrial	798	24,244	30,633	128,661	158,051	342,387
Commercial lease financing	—	—	9,894	—	—	9,894
Total	$146,003	$34,893	$106,276	$260,821	$373,608	$921,601

The average loan balance in our total commercial held-for-investment loan portfolio was $1.0 million at September 30, 2014, with the largest loan being $38.5 million. There are approximately 45 loans with more than $5.0 million of unpaid principal balance (net of write downs) and those loans comprised approximately $461.9 million, or 50.1 percent, of the total commercial held-for-investment loan portfolio in the aggregate.

Commercial real estate loans. Our commercial real estate held-for-investment loan portfolio is comprised of loans that are collateralized by real estate properties intended to be income-producing in the normal course of business.

The following table discloses our total unpaid principal balance (net of write downs) of commercial real estate held-for-investment loans by geographic concentration and collateral type at September 30, 2014.

	State
Collateral Type	Michigan	California	Other	Total (1)
	(Dollars in thousands)
Office	$136,683	$8,990	$348	$146,021
Retail	116,426	10,624	8,494	135,544
Industrial	69,840	11,317	9,966	91,123
Apartments	41,845	—	1,412	43,257
Other	142,445	—	10,930	153,375
Total	$507,239	$30,931	$31,150	$569,320
Percent	89.1%	5.4%	5.5%	100.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

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

Warehouse lending. We also continue to offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or drawdown on the line is collateralized by the residential first mortgage loan being funded. During the nine months ended September 30, 2014, we subsequently acquired approximately 74.0 percent of residential first mortgage loans funded through the warehouse lines. Underlying mortgage loans are predominately originated using Agencies underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more principal officers of the borrower. The aggregate committed amount of adjustable rate warehouse lines of credit granted to other mortgage lenders at September 30, 2014 was $1.4 billion, of which $0.4 billion was outstanding and bearing an average interest rate of 3.98 percent, compared to $2.1 billion committed at December 31, 2013, of which $0.4 billion was outstanding and bearing an average interest rate of 5.0 percent. The levels of outstanding balances of such warehouse lines are generally correlated to the level of our overall production levels because many of our correspondents (from whom we purchase mortgage loans) are also warehouse lending customers. During the nine months ended September 30, 2014, our warehouse lines funded 59.3 percent of the loans in our correspondent channel, as compared to 58.3 percent during the nine months ended September 30, 2013. There were 269 warehouse lines of credit to other mortgage lenders with an average size of $5.3 million at September 30, 2014, compared to 298 warehouse lines of credit with an average size of $6.9 million at December 31, 2013. We had no warehouse lines of non-accrual status at September 30, 2014 and December 31, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net interest income	$4,022	$(24,750)	$15,437	$(70,262)
Net loan administration income	(2,859)	(9,583)	(8,856)	(29,528)
Net return on mortgage servicing asset	1,439	27,346	22,286	74,068
Other noninterest income	4,182	2,263	11,436	44,087
Noninterest expense	(6,107)	(8,909)	(17,392)	(28,642)
Income (loss) before taxes	677	(13,633)	22,911	(10,277)
Benefit (provision) for income taxes	10,304	(220)	38,407	5,888
Net income (loss)	$10,981	$(13,853)	$61,318	$(4,389)
Average balances
Total investment securities available-for-sale or trading	$1,554,177	$272,439	$1,367,264	$278,517
Total loans held-for-investment	145,408	166,751	$149,256	61,419
Total assets	3,142,813	4,463,940	2,913,140	3,832,034
Total interest-bearing deposits	—	19,949	—	21,309
Total interest-bearing debt	1,245,707	3,147,954	1,242,706	3,215,743

Net interest income includes the impact of administering our investment securities portfolios, debt, and the net impact of derivatives used to hedge interest rate sensitivity. Noninterest income includes servicing fees from MSRs net of a loan administration fee to the Mortgage Servicing segment to service the loan and the impact of hedging (see Note 9 of the Notes to the Consolidated Financial Statements, herein, for additional information regarding MSRs), gains or losses on the sale of MSRs, trading asset gains or losses and other treasury related items. Noninterest income also includes insurance income and miscellaneous fee income not allocated to other operating segments. Noninterest expense includes treasury operating expenses, certain corporate administrative and other miscellaneous expenses not allocated to other operating segments. The provision for income taxes is not allocated to the operating segments as new corporate income tax liability will not occur until after the utilization of the existing deferred tax assets.

For the three months ended September 30, 2014, the Other segment net income increased by $24.8 million, as compared to the three months ended September 30, 2013. The increase was primarily due to a $28.8 million increase in net interest income, a $10.5 million increase in benefit for income taxes, partially offset by a $17.3 million decrease in noninterest income. Net interest income increased during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to the fourth quarter 2013 prepayment of Federal Home Loan Bank advances. Noninterest income decreased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to net return on MSR.

For the nine months ended September 30, 2014, the Other segment net income increased by $65.7 million, as compared to the nine months ended September 30, 2013. The increase was primarily due to increases in net interest income and benefit for income taxes, partially offset by a decrease in noninterest income. Net interest income increased during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to the fourth quarter 2013 prepayment of Federal Home Loan Bank advances. Noninterest income decreased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a second quarter 2013 fair value adjustment related to the Assured settlement agreement and decrease in net return on MSR.

Analysis of Items on Statements of Financial Condition

Assets

Interest-earning deposits. Interest-earning deposits, on which we earn a minimal interest rate, decreased $162.1 million at September 30, 2014 compared to December 31, 2013, primarily due to the Company continuing to invest excess cash into higher-yielding liquid securities.

Investment securities available-for-sale. Investment securities available-for-sale comprised of U.S. government sponsored agencies and municipal obligations, increased from $1.0 billion at December 31, 2013, to $1.4 billion at September 30, 2014. The increase was primarily due to the purchase of $0.8 billion in U.S. government sponsored agencies during the nine months ended September 30, 2014, offset by sales of approximately $0.4 billion. The investment securities available-for-sale were purchased as part of our strategy to redeploy a portion of our liquid cash into higher yielding, yet very liquid, investment alternatives. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Loans held-for-sale. Essentially all of our mortgage loans produced are sold into the secondary market on a whole loan basis or by securitizing the loans into securities. At September 30, 2014, we held loans held-for-sale of $1.5 billion, which was unchanged from the $1.5 billion held at December 31, 2013.

For further information on loans held-for-sale, see Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Loans repurchased with government guarantees. Pursuant to Ginnie Mae servicing guidelines, we have the unilateral option to repurchase certain delinquent loans securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, we must treat the loans as having been repurchased and recognize the loans on the Consolidated Statements of Financial Condition, and also recognize a corresponding deemed liability for a similar amount. If the loans are actually repurchased, we eliminate the corresponding liability. At September 30, 2014, the amount of such loans actually repurchased totaled $1.2 billion and were classified as loans repurchased with government guarantees and the loans which we have not yet repurchased but had the unilateral right to repurchase totaled $4.3 million and were classified as loans held-for-sale. At December 31, 2013, the amount of such loans actually repurchased totaled $1.3 billion and were classified as loans repurchased with government guarantees, and those loans which we have not yet repurchased but had the unilateral right to repurchase totaled $20.8 million and were classified as loans held-for-sale.

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

Loans held-for-investment. Our largest category of earning assets consists of loans held-for-investment. Loans held-for-investment consist of residential first mortgage loans that are not held for resale (usually shorter duration and adjustable rate loans and second mortgages), warehouse loans to other mortgage lenders, HELOC, other consumer loans, commercial real estate loans, commercial and industrial loans and commercial lease financing loans. Loans held-for-investment increased slightly from $4.1 billion at December 31, 2013, to $4.2 billion at September 30, 2014.

Loans held-for-investment includes $222.3 million and $238.3 million of loans valued under the fair value option at September 30, 2014 and December 31, 2013, respectively.

For information relating to the concentration of credit of our loans held for investment, see Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement, herein.

Credit Risk

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

The following table sets forth certain information about our nonperforming assets as of the end of each of the last five quarters.

NONPERFORMING LOANS AND ASSETS

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Nonperforming loans held-for-investment	$72,361	$86,373	$84,387	$98,976	$94,062
Nonperforming TDRs	17,507	17,596	11,645	25,808	21,104
Nonperforming TDRs at inception but performing for less than six months	17,076	16,193	14,717	20,901	23,638
Total nonperforming loans held-for-investment	106,944	120,162	110,749	145,685	138,804
Real estate and other nonperforming assets, net	27,149	31,579	31,076	36,636	66,530
Nonperforming assets held-for-investment, net	$134,093	$151,741	$141,825	$182,321	$205,334
Ratio of nonperforming assets to total assets (bank only)	1.40%	1.54%	1.49%	1.95%	1.74%
Ratio of nonperforming loans held-for-investment to loans held-for-investment	2.56%	2.76%	2.76%	3.59%	3.46%
Ratio of allowance to nonperforming loans held-for-investment (1)	295.4%	263.1%	286.9%	145.9%	152.6%
Ratio of allowance for loan losses to loans held-for-investment (1)	7.60%	7.41%	8.11%	5.42%	5.50%
Ratio of net charge-offs to average loans held-for-investment (annualized) (1)	1.36%	0.78%	1.36%	1.53%	3.18%
Ratio of nonperforming assets to loans held-for-investment and repossessed assets	3.18%	3.46%	3.50%	4.46%	5.03%

(1)	Excludes loans carried under the fair value option.

The following table sets forth the activity for unpaid principal balance (net of write downs), which does not include premiums or discounts, of nonperforming commercial assets, primarily commercial real estate and commercial and industrial loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning balance	$5,308	$98,537	$12,940	$139,128
Additions	5,199	2,104	5,390	115,849
Principal payments	(4,812)	(11,021)	(6,369)	(83,378)
Sales	(1,134)	(41,248)	(7,999)	(89,340)
Charge-offs, net of recoveries	(481)	(4,811)	858	(35,350)
Valuation write-downs	(1,000)	(3,300)	(1,740)	(6,648)
Ending balance	$3,080	$40,261	$3,080	$40,261

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

At September 30, 2014, we had $164.8 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $106.9 million of loans were nonperforming held-for-investment. At December 31, 2013, we had $207.4 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $145.7 million of loans were nonperforming held-for-investment. The decrease from December 31, 2013 to September 30, 2014 was primarily due to the sale of nonperforming and TDR residential first mortgage loans. During the nine months ended September 30, 2014, we sold nonperforming and TDR residential first mortgages with carrying value in the amount of $50.9 million.

Consumer loans. As of September 30, 2014, nonperforming consumer loans totaled $106.9 million, a decrease from $144.2 million at December 31, 2013, primarily due to the sale of nonperforming and TDR residential first mortgage loans. Net charge-offs in consumer loans totaled $12.6 million and $33.4 million, respectively, for the three and nine months ended September 30, 2014, compared to $35.2 million and $118.7 million, respectively, for the three and nine months ended September 30, 2013, primarily due to lower net losses related to loan sales, lower levels of nonperforming loans and improving property values thereby reducing the level of write-downs.

Commercial loans. As of September 30, 2014, nonperforming commercial loans were zero, a decrease of from $1.5 million at December 31, 2013. Net charge-offs in commercial loans totaled losses of $0.5 million and a recovery of $0.9 million, respectively, for the three and nine months ended September 30, 2014, which was a decrease from charge-offs of $4.8 million and $35.3 million, respectively, in net charge-offs for the three and nine months ended September 30, 2013, primarily due to lower levels of nonperforming loans and legacy portfolio requiring charge-offs due to discounted pay-offs and sales.

Troubled debt restructurings (held-for-investment)

Troubled debt restructurings ("TDRs") are modified loans by us making a concession that we would not otherwise provide to the borrower which is experiencing financial difficulties. Our ongoing loan modification efforts to assist homeowners and other borrowers continued to increase our overall balance of TDRs. Nonperforming TDRs were 32.3 percent and 32.1 percent of total nonperforming loans at September 30, 2014 and December 31, 2013, respectively.

TDRs can be classified as either performing or nonperforming. Nonperforming TDRs are included in non-accrual loans and performing TDRs are excluded from non-accrual loans because it is probable that all contractual principal and interest due under the restructured terms will be collected. Within consumer nonperforming loans, residential first mortgage TDRs were 32.3 percent of residential first mortgage nonperforming loans at September 30, 2014, compared to 31.7 percent at December 31, 2013. The level of modifications that were determined to be TDRs in these portfolios is expected to result in elevated nonperforming loan levels for longer periods, because TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms, or ultimate resolution occurs. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments. Although many of the TDRs continue to be performing, we have increased our reserve on TDRs, which also increased the allowance for loan losses.

	TDRs Held-for-Investment
	Performing	Nonperforming	Total
	(Dollars in thousands)
September 30, 2014
Consumer loans (1)	$365,553	$34,583	$400,136
Commercial loans (2)	418	—	418
Total TDRs	$365,971	$34,583	$400,554
December 31, 2013
Consumer loans (1)	$382,529	$46,709	$429,238
Commercial loans (2)	456	—	456
Total TDRs	$382,985	$46,709	$429,694

(1)
Consumer loans include: residential first mortgage, second mortgage, warehouse lending, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $82.6 million and $82.3 million at September 30, 2014 and December 31, 2013, respectively.

(2)
Commercial loans include: commercial real estate, commercial and industrial and commercial lease financing loans. The allowance for loan losses on commercial TDR loans zero at both September 30, 2014 and December 31, 2013, respectively.

The following table sets forth the activity during each of the periods presented with respect to performing TDRs and nonperforming TDRs.

	TDRs Held-for-Investment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Performing	(Dollars in thousands)
Beginning balance	$371,994	$451,097	$382,985	$589,761
Additions	1,000	7,394	28,423	52,479
Transfer to nonperforming TDR	(5,596)	(9,250)	(20,279)	(33,023)
Transfer from nonperforming TDR	1,095	5,068	4,954	39,002
Principal repayments	(1,752)	(989)	(4,984)	(6,253)
Reductions (1)	(9,770)	(65,381)	(25,128)	(254,027)
Ending balance	$356,971	$387,939	$365,971	$387,939
Nonperforming
Beginning balance	$33,789	$96,211	$46,709	$145,245
Additions	3,580	6,969	10,947	44,451
Transfer from performing TDR	5,597	9,250	20,280	33,023
Transfer to performing TDR	(1,095)	(5,068)	(4,954)	(39,002)
Principal repayments	(135)	(669)	(366)	(7,218)
Reductions (1)	(7,153)	(61,952)	(38,033)	(131,758)
Ending balance	$34,583	$44,741	$34,583	$44,741

(1)	Includes loans paid in full or otherwise settled, sold or charged off.

The following table sets forth information regarding past due loans at the dates listed. At September 30, 2014, 90.6 percent of all past due loans were loans in which we had a first lien position on residential real estate, compared to 91.6 percent at December 31, 2013.

Days Past Due	September 30, 2014	December 31, 2013
	(Dollars in thousands)
30 – 59 days
Consumer loans
Residential first mortgage (1)	$36,286	$36,526
Second mortgage (1)	1,089	1,997
Warehouse lending	—	—
HELOC (1)	2,399	2,197
Other	413	293
Commercial loans
Commercial real estate (1)	—	—
Commercial and industrial	5,489	—
Total 30-59 days past due	45,676	41,013
60 – 89 days
Consumer loans
Residential first mortgage (1)	10,892	19,096
Second mortgage (1)	238	271
HELOC (1)	953	1,238
Other	56	127
Total 60-89 days past due	12,139	20,732
90 days or greater
Consumer loans
Residential first mortgage (1)	102,118	134,340
Second mortgage (1)	1,597	2,820
HELOC (1)	3,170	6,826
Other	59	199
Commercial loans
Commercial real estate (1)	—	1,500
Total 90 days or greater past due	106,944	145,685
Total past due loans (2)	$164,759	$207,430

(1)	Includes loans that are secured by real estate.

(2)	Includes loans carried under the fair value option of $8.1 million and $4.0 million at September 30, 2014 and December 31, 2013, respectively.

The following table sets forth information regarding nonperforming loans (e.g., greater than 90 days past due loans) as to which we have ceased accruing interest.

	September 30, 2014
	Loans Held-for-Investment	Non- Accrual Loans	As a % of Loan Specified Portfolio	As a % of Non- Accrual Loans
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,224,734	$102,118	4.6%	95.4%
Second mortgage	153,891	1,597	1.0%	1.5%
Warehouse lending	594,526	—	—%	—%
HELOC	261,826	3,170	1.2%	3.0%
Other consumer	31,612	59	0.2%	0.1%
Total consumer loans	3,266,589	106,944	3.3%	100.0%
Commercial loans
Commercial real estate	566,870	—	—%	—%
Commercial and industrial	341,312	—	—%	—%
Commercial lease financing	9,853	—	—%	—%
Total commercial loans	918,035	—	—%	—%
Total loans (1)	$4,184,624	$106,944	2.6%	100.0%
Less allowance for loan losses	(301,000)
Total loans held-for-investment, net	$3,883,624

(1)	Includes $5.2 million of non-accrual loans carried under the fair value option at September 30, 2014.

The following table sets forth the performing and nonperforming (i.e., greater than 90 days past due loans) residential first mortgage loans by year of origination (i.e., vintage) and the total amount of unpaid principal balance (net of write downs) loans outstanding at September 30, 2014.

	September 30, 2014
Vintage	Performing Loans	Non-Accrual Loans	Unpaid Principal Balance (1)
	(Dollars in thousands)
Pre-2006	$1,021,150	$31,008	$1,052,158
2006	156,939	9,633	166,572
2007	559,452	31,586	591,038
2008	69,986	19,045	89,031
2009	32,183	2,828	35,011
2010	19,828	1,855	21,683
2011	33,176	1,764	34,940
2012	21,367	63	21,430
2013	51,627	166	51,793
2014	168,351	4,170	172,521
Total loans	$2,134,059	$102,118	$2,236,177
Net deferred fees and other			(11,443)
Total residential first mortgage loans			$2,224,734

(1)	Unpaid principal balance, net of write downs, does not include net deferred fees, premiums or discounts and other.

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

The allowance for loan losses includes specific allowances for impaired loans, non-specific allowances for losses inherent on non-impaired loans utilizing our loss history by specific product, or if the product is not sufficiently seasoned, peer loss data. The loss history is normally a one to five year rolling average updated periodically as new data becomes available. In addition to the loss history, we also include a qualitative adjustment that considers economic risks, industry and geographic concentrations and other factors not adequately captured in our loss methodology. Our procedure is to recognize losses through charge-offs when there is a high likelihood of loss after considering the borrower's financial condition, underlying collateral and guarantees, and the finalization of collection activities.

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
Our allowance for loan losses considers the probable loss inherent in the portfolio both before and after the payment reset date. Prior to December 31, 2013, we had experienced an insignificant volume of resets. The first significant volume of resets occurred during first and second quarter 2014. Data we reviewed from those periods, as well as data we reviewed for the 17-months ended May 31, 2014, indicated that delinquency was greater than estimated at December 31, 2013. Additionally, loans that have recently reset or are expected to reset in the near future are refinancing at levels below what was previously estimated, which we believe may indicate an increase in future delinquency and charge-off. Based on our review of these initial indicators, we increased our allowance for loan losses based on our qualitative analysis of the recent data. The allowance for loan losses increased to $301.0 million at September 30, 2014 from $207.0 million at December 31, 2013, respectively. The portion of the allowance for loan losses related to certain interest-only loans included in our residential first mortgage and HELOC loan held-for-investment loan portfolios increased primarily due to the estimates of the average loss emergence period and reset risk to approximately $115.8 million at September 30, 2014 from $52.3 million at December 31, 2013, which includes $98.4 million and $44.8 million related to the interest-only residential first mortgage loan portfolio at September 30, 2014 and December 31, 2013, respectively.
The allowance for loan losses as a percentage of nonperforming loans increased to 295.4 percent at September 30, 2014 from 145.9 percent at December 31, 2013, which was primarily due to the sale of nonperforming and TDR loans and the increase in the allowance for loan losses (discussed above) during the nine months ended September 30, 2014.

The allowance for loan losses as a percentage of loans held-for-investment increased to 7.60 percent as of September 30, 2014 from 5.42 percent as of December 31, 2013, primarily due to the increase in the allowance for loan losses (discussed above).

The allowance for loan losses is considered adequate based upon management's assessment of relevant factors, including the types and amounts of nonperforming loans, historical and current loss experience on such types of loans, and the current economic environment.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.

	September 30, 2014
	Loans Held-for-Investment	Percent of Portfolio	Allowance Amount	Percentage to Total Allowance
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,199,125	55.5%	$240,056	79.8%
Second mortgage	97,948	2.5%	12,603	4.2%
Warehouse lending	594,526	15.0%	2,234	0.7%
HELOC	121,496	3.1%	18,632	6.2%
Other	31,612	0.8%	1,545	0.5%
Total consumer loans	3,044,707	76.9%	275,070	91.4%
Commercial loans
Commercial real estate	566,870	14.3%	20,584	6.8%
Commercial and industrial	341,312	8.6%	5,202	1.7%
Commercial lease financing	9,853	0.2%	144	—%
Total commercial loans	918,035	23.1%	25,930	8.6%
Total consumer and commercial loans (1)	$3,962,742	100.0%	$301,000	100.0%
(1)     Excludes loans carried under the fair value option.

The following table sets forth the activity regarding our allowance for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning balance	$306,000	$243,000	$207,000	$305,000
Provision for loan losses	8,097	4,053	126,567	56,030
Charge-offs
Consumer loans
Residential first mortgage (1)	(12,320)	(34,666)	(28,785)	(123,456)
Second Mortgage	(645)	(1,534)	(2,858)	(5,522)
Warehouse lending	(74)	(45)	(74)	(45)
HELOC	(1,355)	(872)	(5,099)	(3,745)
Other consumer	(565)	(1,341)	(1,505)	(2,627)
Total consumer loans	(14,959)	(38,458)	(38,321)	(135,395)
Commercial loans
Commercial real estate	(672)	(8,419)	(2,461)	(42,931)
Commercial and industrial	—	(302)	—	(302)
Total commercial loans	(672)	(8,721)	(2,461)	(43,233)
Total charge offs	(15,631)	(47,179)	(40,782)	(178,628)
Recoveries
Consumer loans
Residential first mortgage	1,267	2,256	2,841	14,296
Second mortgage	204	348	383	825
Warehouse lending	58	—	58	—
HELOC	45	143	156	705
Other consumer	768	470	1,458	844
Total consumer loans	2,342	3,217	4,896	16,670
Commercial loans
Commercial real estate	183	3,860	3,194	7,862
Commercial and industrial	9	49	78	66
Commercial lease financing	—	—	47	—
Total commercial loans	192	3,909	3,319	7,928
Total recoveries	2,534	7,126	8,215	24,598
Charge-offs, net of recoveries	(13,097)	(40,053)	(32,567)	(154,030)
Ending balance	$301,000	$207,000	$301,000	$207,000
Net charge-off ratio (1)	1.36%	3.96%	1.17%	4.60%

(1)	Excludes loans carried under the fair value option.

Mortgage servicing rights. At September 30, 2014, MSRs included residential MSRs at fair value amounting to $285.4 million, compared to $284.7 million at December 31, 2013. During the nine months ended September 30, 2014 and 2013, we recorded additions to our MSRs of $198.1 million and $323.2 million, respectively, due to loans sales or securitizations. Also, during the nine months ended September 30, 2014, we reduced the amount of MSRs by $160.8 million related to mortgage servicing sales, $20.6 million related to loans that paid off during the period and a decrease in the fair value of MSRs of $16.0 million resulting from market driven changes in interest rates. During the nine months ended September 30, 2013, we reduced the amount of MSRs by $233.7 million related to bulk servicing sales, $87.4 million related to loans that paid off during the period and an increase in the fair value of MSRs of $84.2 million resulting from the realization of expected cash flows and market driven changes, primarily as a result of increases in mortgage loan rates that led to an expected decrease in prepayment speeds. Our ratio of MSRs to Tier 1 capital is 25.2 percent and 22.6 percent at September 30, 2014 and December 31, 2013, respectively. See "Use of Non-GAAP Financial Measures."

The principal balance of the loans underlying our total MSRs was $26.4 billion at September 30, 2014, compared to $25.7 billion at December 31, 2013.

For information relating to the mortgage servicing rights, see Note 9 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement, herein.

Repossessed assets. Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held-for-investment portfolio at the lower of cost or fair value, less disposal costs. Management decides whether to rehabilitate the property or sell it "as is" and whether to list the property with a broker. The $9.5 million decrease in repossessed assets from December 31, 2013 to September 30, 2014, was primarily due to the $28.9 million in repossessed asset additions and the $38.4 million in repossessed asset disposals during the nine months ended September 30, 2014.

The following table provides the activity for repossessed assets during each of the past five quarters.

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Beginning balance	$31,579	$31,076	$36,636	$66,530	$86,382
Additions	8,000	13,711	7,221	4,936	12,447
Disposals	(12,430)	(13,208)	(12,781)	(34,830)	(32,299)
Ending balance	$27,149	$31,579	$31,076	$36,636	$66,530

Federal Home Loan Bank stock. At September 30, 2014, holdings of Federal Home Loan Bank stock remained unchanged at $209.7 million from December 31, 2013. Once purchased, Federal Home Loan Bank shares must be held for five years before they can be redeemed. As a member of the Federal Home Loan Bank, we are required to hold shares of Federal Home Loan Bank stock in an amount equal to at least 1.0 percent of aggregate unpaid principal balance (net of write downs) of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0 percent of our Federal Home Loan Bank advances, whichever is greater.

Premises and equipment. Premises and equipment, net of accumulated depreciation increased $6.9 million from $231.4 million at December 31, 2013 to $238.3 million at September 30, 2014. The increase was primarily due to software upgrades for improved system functionality throughout the Company.

Net deferred tax asset. At September 30, 2014, our net deferred tax assets were primarily attributable to U.S. net operating loss carryforwards. At September 30, 2014, our net deferred tax asset was $449.6 million, as compared to $414.7 million at December 31, 2013. The increase during the nine months ended September 30, 2014, was primarily due to the increase in our allowance for loan losses, which increased from $207.0 million at December 31, 2013 to $301.0 million at September 30, 2014.

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

See Note 16 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Derivatives. We write and purchase interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated activity represented 100.0 percent of total interest rate swap contracts at September 30, 2014 and December 31, 2013. Customer-initiated trading derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts resulting in no net exposure to us, outside of counterparty performance. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. See Note 10 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

The following table provides derivative activity for the three and nine months ended September 30, 2014 and 2013.

	Interest Rate Contracts (Notional Amount)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	( Dollars in thousands)
Beginning balance	$375,014	$138,923	$204,895	$202,492
Additions	174,604	19,274	353,853	33,362
Maturities/amortizations	(3,410)	(3,645)	(7,904)	(9,449)
Terminations	(14,888)	—	(19,524)	(71,853)
Ending balance	$531,320	$154,552	$531,320	$154,552

For information relating to derivatives, see Note 10 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Other assets. Other assets increased $84.7 million from December 31, 2013 to September 30, 2014. This was primarily due to an increase in advances related to mortgage servicing activity.

Accrued interest receivable, which is included in other assets, increased $12.3 million from December 31, 2013 to September 30, 2014. This was primarily due to our interest-earning assets increasing by $111.7 million to $8.0 billion at September 30, 2014, as compared to $7.9 billion at December 31, 2013. The increase in interest-earning assets is primarily due to an increase in investment securities available for sale. We typically collect interest in the month following the month in which it is earned.

Liabilities

Deposits. Our deposits consist of four primary categories: retail deposits, government deposits, wholesale deposits and company controlled deposits. Total deposit accounts increased $1.1 million, or 17.8 percent at September 30, 2014, from December 31, 2013, primarily due to growth in retail and government demand and savings.

Our branch retail deposits increased $265.2 million at September 30, 2014, compared to December 31, 2013, primarily due to growth in demand and savings deposits.

We have continued to increase our core deposit accounts and improve our mix of deposits. The overall need for deposit funding during the nine months ended September 30, 2014 has continued to keep pace with the volume of our mortgage originations. This has allowed us to run-off higher costing deposits, as we continue to have success in bringing in core checking, savings and money market accounts.

We have focused on increasing our commercial retail deposits. Our commercial retail deposits have increased $44.6 million or 31.6 percent at September 30, 2014, compared to December 31, 2013.

We call on local governmental agencies, and other public units, as an additional source for deposit funding. These deposit accounts include $375.7 million of certificates of deposit with maturities typically less than one year and $702.4 million in checking and savings accounts at September 30, 2014.

We generate deposits from our retail banking network and no longer purchase wholesale deposits. Wholesale deposits continued to run-off during the three months ended September 30, 2014 and decreased by $8.5 million from December 31, 2013.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not currently bear interest.

We participate in the Certificates of Deposit Account Registry Service ("CDARS") program, through which certain customer certificates of deposit ("CD") are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50.0 million. At September 30, 2014, there were $348.3 million of total CDs were enrolled in the CDARS program, with $347.4 million originating from public entities and $6.6 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $94.0 million from public entities and $254.3 million from retail customers at September 30, 2014. We continue to provide our customers CDAR deposit option and total CDARS balances increased $12.4 million at September 30, 2014, compared to December 31, 2013.

The composition of our deposits was as follows.

	September 30, 2014			December 31, 2013
	(Dollars in thousands)
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
Retail deposits
Branch retail deposits
Demand accounts	$684,806	0.08%	9.5%	$670,039	0.09%	10.9%
Savings accounts	3,310,873	0.66%	45.8%	2,849,644	0.46%	46.4%
Money market demand accounts	219,903	0.15%	3.0%	262,009	0.15%	4.3%
Certificates of deposit (1)	854,425	0.72%	11.8%	1,023,141	0.72%	16.7%
Total branch retail deposits	5,070,007	0.57%	70.1%	4,804,833	0.45%	78.3%
Commercial retail deposits
Demand accounts	120,678	0.01%	1.7%	93,515	0.01%	1.5%
Savings accounts	26,949	0.47%	0.4%	19,635	0.40%	0.3%
Money market demand accounts	37,050	0.58%	0.5%	25,095	0.54%	0.4%
Certificates of deposit (1)	1,186	0.84%	—%	2,988	0.41%	0.1%
Total commercial retail deposits	185,863	0.20%	2.6%	141,233	0.17%	2.3%
Total retail deposits	5,255,870	0.56%	72.7%	4,946,066	0.44%	80.6%
Government deposits
Demand accounts	292,316	0.39%	4.0%	104,466	0.26%	1.7%
Savings accounts	410,048	0.53%	5.7%	183,128	0.27%	3.0%
Certificates of deposit	375,761	0.42%	5.2%	314,804	0.38%	5.1%
Total government deposits (2)	1,078,125	0.45%	14.9%	602,398	0.33%	9.8%
Wholesale deposits	249	0.06%	—%	8,717	3.43%	0.1%
Company controlled deposits (3)	900,152	—%	12.4%	583,145	—%	9.5%
Total deposits (4)	$7,234,396	0.48%	100.0%	$6,140,326	0.39%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $0.8 billion and $0.8 billion at September 30, 2014 and December 31, 2013, respectively.

(2)	Government deposits include funds from municipalities and schools.

(3)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $2.6 billion and $1.7 billion at September 30, 2014 and December 31, 2013, respectively.

Federal Home Loan Bank advances. Federal Home Loan Bank advances decreased by $838.0 million at September 30, 2014 from December 31, 2013, which reflects growth in our deposit balances and a decline in our assets. We rely upon advances from the Federal Home Loan Bank as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of Federal Home Loan Bank advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources.

For information relating to the Federal Home Loan Bank advances, see Note 11 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement, herein.

Long-term debt. As part of our overall capital strategy, we previously raised capital through the issuance of trust-preferred securities by our special purpose financing entities formed for the offerings. The outstanding trust preferred securities mature 30 years from issuance, are callable by us after five years, and pay interest quarterly. Under these trust preferred arrangements, we have the right to defer interest payments to the trust preferred security holders for up to five years. We have deferred interest payments since January 2012.

At September 30, 2014, long-term debt includes a fair value of $92.1 million in VIE long-term debt associated with HELOC securitizations which are consolidated in the Consolidated Financial Statements, in Item 1. Financial Statements herein. We acquired all remaining HELOC loans, the proceeds of which were used by the trust to repay outstanding debt.

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

We maintain a representation and warranty reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The representation and warranty reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demands for loan repurchases, actual loan repurchases, actual credit losses on repurchased loans, and potential exposure to indemnification related to government loans. Provisions added to the representation and warranty reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded under noninterest income in the income statement as an increase or decrease to representation and warranty reserve - change in estimate.

Activity in the representation and warranty reserve during the last five quarters is provided in the table below.

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollar in thousands)
Beginning balance	$50,000	$48,000	$54,000	$174,000	$185,000
Provision for new loans sales	1,981	1,734	1,229	3,018	3,719
Provision adjustment for previous estimates (1)	12,538	5,226	(1,672)	(15,425)	5,205
Charge-offs, net of recoveries	(7,519)	(4,960)	(5,557)	(107,593)	(19,924)
Ending balance	$57,000	$50,000	$48,000	$54,000	$174,000

(1)	Third quarter provision includes $10.4 million expense related to indemnification on government loans.

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

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Fannie Mae	766	935	1,076	1,068	2,105
Freddie Mac	588	646	640	644	1,687
Total	1,354	1,581	1,716	1,712	3,792

During the nine months ended September 30, 2014, we had $73.5 million in Fannie Mae new repurchase demands and $36.6 million in Freddie Mac new repurchase demands. The following table summarizes the amount of quarterly new repurchase demands we have received by loan origination year.

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands)
2008 and prior (1)	$1,873	$3,629	$8,714	$96,674	$114,073
2009-2014	37,231	30,522	28,607	19,904	12,509
Total	$39,104	$34,151	$37,321	$116,578	$126,582
Number of accounts	177	150	169	635	804

(1)	Includes a significant portion of the repurchase request and obligations associated with loans with the settlement agreements with Fannie Mae and Freddie Mac for December 31, 2013 and prior months.

The following table summarizes the aggregate amount of pending repurchase demands at the end of each quarterly period noted.

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Period end balance	$30,826	$53,663	$69,401	$97,170	$155,159
Percent non-agency (approximately)	2.4%	1.8%	2.0%	2.6%	0.7%

The following table summarizes the trends with respect to key model attributes and assumptions for estimating the representation and warranty reserve.

	September 30, 2014	December 31, 2013
	(Dollars in Thousands)
Unpaid principal balance of loans sold (1) (2)	$256,300,000	$244,100,000
Loan file review as percentage of unpaid principal balance	6.6%	8.2%
Repurchase demand rate (3)	16.1%	14.5%
Actual repurchase rate (4)	32.6%	35.5%
Loss severity rate (5)	10.2%	12.3%

(1)	Includes servicing sold with recourse.

(2)	Includes a significant portion of the repurchase requests and obligations associated with loans with the settlement agreements with Fannie Mae and Freddie Mac.

(3)	The percent of loan file reviews that is expected to result in a repurchase demand.

(4)	Weighted average of the appeals loss rate.

(5)	Average loss severity rate expected to be experienced on actual repurchases made (post appeal loss).

For information relating to the representation and warranty reserve, see Note 13 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement, herein.

Other liabilities. Other liabilities primarily consist of a reserve for possible contingent liabilities, undisbursed payments, escrow accounts, forward agency and derivative liability and the Ginnie Mae liability resulting from the recognition of our unilateral right to repurchase certain mortgage loans currently included in Ginnie Mae securities. Other liabilities increased to $492.8 million at September 30, 2014, from $445.9 million at December 31, 2013, primarily due to a $38.9 million increase in undisbursed payments on loans serviced for others liability from $86.8 million at December 31, 2013 to $125.7 at September 30, 2014. These amounts represents payments received from borrowers interest, principal and related loans charges which have not been remitted to investors. The Ginnie Mae liability totaled $4.3 million and $20.8 million at September 30, 2014 and December 31, 2013, respectively. These amounts are for certain loans sold to Ginnie Mae, as to which we have not yet repurchased, but have the unilateral right to do so. With respect to such loans sold to Ginnie Mae, a corresponding asset was included in loans held-for-sale. Escrow accounts totaled $44.4 million and $39.9 million at September 30, 2014 and December 31, 2013, respectively. Escrow accounts are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowners insurance and other insured product liabilities.

Other liabilities also included an accrual for possible contingent liabilities. As of September 30, 2014, our total accrual for contingent liabilities was $124.4 million, which increased from December 31, 2013. At September 30, 2014, the accrual for possible contingent liabilities includes the $80.1 million fair value liability associated with the DOJ Settlement, which decreased as compared to $93.0 million at December 31, 2013. At September 30, 2014, the accrual for possible contingent liabilities also includes the $37.5 million liability associated with the September 29, 2014 CFPB settlement. See Note 18 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.

Fair Value

Level 3 Financial Instruments

At September 30, 2014 and December 31, 2013, Level 3 assets recorded at fair value on a recurring basis totaled $512.2 million and $514.7 million, or 5.3 percent and 5.5 percent of total assets, respectively, and consisted primarily of loans held-for-investment, MSRs and mortgage rate lock commitments. At September 30, 2014 and December 31, 2013, there were $172.6 million and $198.8 million Level 3 liabilities recorded at fair value on a recurring basis, respectively, which primarily consisted of long-term debt and DOJ litigation.

At September 30, 2014 and December 31, 2013, Level 3 assets recorded at fair value on a non-recurring basis were $95.2 million and $106.4 million, respectively, and no Level 3 liabilities were recorded at fair value on a non-recurring basis. The Level 3 assets recorded at fair value on a non-recurring basis were 1.0 percent and 1.1 percent of total assets at September 30, 2014 and December 31, 2013, respectively, and consisted of residential first mortgage and commercial real estate impaired loans held-for-investment and repossessed assets.

Refer to Note 3 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements, herein, for a further discussion of fair value measurements.

Capital Resources and Liquidity

Our principal uses of funds include loan originations and operating expenses. At September 30, 2014, we had outstanding rate-lock commitments to lend $2.8 billion in mortgage loans, compared to $2.3 billion at December 31, 2013. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.3 billion at September 30, 2014 and $2.0 billion at December 31, 2013.

Capital. We had a net loss available to common shareholders of $81.0 million during the nine months ended September 30, 2014. We did not pay any cash dividends on our common stock during the nine months ended September 30, 2014 or during the year ended December 31, 2013. On February 19, 2008, our board of directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OCC of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by our board of directors of the proposed capital distribution. The 30-day period allows the OCC to determine whether or not the distribution would not be advisable. Because we are under the Consent Order, we currently must seek approval from the OCC prior to making a capital distribution from the Bank. In addition, under the Supervisory Agreement, the Company agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions.

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock") the Company may defer payments of dividends. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of September 30, 2014, the amount of the arrearage on the dividend payments of the Series C Preferred Stock was $49.2 million. At the time that the Company pays the $49.2 million of deferred dividends, this payment will result in a reduction of equity. Currently, the impact of the deferred dividends is removed from net income, for calculating the Company's earnings per share. We also would have to simultaneously bring the deferred interest payments of the Trust Preferred Securities current, which total $19.0 million at September 30, 2014, which have been accrued and are reflected within interest expense during the appropriate period.

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

At September 30, 2014, the Bank was considered "well-capitalized" for regulatory purposes. The following table shows the regulatory capital ratios as of the dates indicated. These ratios are applicable to the Bank only.

	September 30, 2014		December 31, 2013		September 30, 2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage (to adjusted tangible assets)	$1,134,429	12.38%	$1,257,608	13.97%	$1,402,423	11.98%
Total adjusted tangible asset base (1)	$9,162,342		$9,004,904		$11,708,635
Tier 1 capital (to risk weighted assets)	$1,134,429	22.84%	$1,257,608	26.82%	$1,402,423	26.57%
Total capital (to risk weighted assets)	1,199,410	24.14%	1,317,964	28.11%	1,470,060	27.85%
Risk weighted asset base (1)	$4,967,755		$4,688,545		$5,278,524

(1)	Total assets are used for purposes of core capital and risk-weighted assets for purposes of total risk-based capital.

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

Flagstar is not subject to the Federal Reserve’s Comprehensive Capital Analysis and Review ("CCAR") program. However, because we expect to meet the midsize bank guidelines ($10 to $50 billion in assets), Flagstar is required to submit a Dodd-Frank stress test (DFAST) by the end of March every year. DFAST requires banks to project results over a nine-quarter planning horizon under three scenarios (baseline, adverse, and severely adverse) published by the Federal Reserve and to show that the bank would exceed regulatory minimum capital standards for the Tier 1 leverage ratio, Tier 1 common ratio, Tier 1 risk-based capital ratio, and the Total risk-based capital ratio under all of these scenarios. In addition, banks are encouraged to employ an additional bank-specific, idiosyncratic scenario designed to "break the bank". This latter scenario is designed to provide senior management and the Board with a worst-case analysis to guide their capital planning.

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

Certain regulatory capital ratios for the Bank as of September 30, 2014 are shown in the following table.

September 30, 2014	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Bank

Basel I Ratios
Tier 1 leverage ratio	4.00%	5.00%	12.38%

Basel III Ratios (fully phased-in) (1)
Common equity Tier 1 capital ratio (1)	4.50%	6.50%	19.72%
Tier 1 leverage ratio (1)	4.00%	5.00%	10.34%

(1)	See "Use of Non-GAAP Financial Measures" below.

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

We primarily originate agency eligible loans and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, private party whole loan sales, or by pledging them to the Federal Home Loan Bank of Indianapolis and borrowing against them. We use the Federal Home Loan Bank of Indianapolis as our primary source for funding our residential mortgage banking business due to its flexibility in terms of being able to borrow or repay borrowings as daily cash needs require.

The amount we can borrow, or the value we receive for the assets pledged to our liquidity providers, varies based on the amount and type of pledged collateral as well as the perceived market value of the assets and the "discount" off the market value of the assets. That value is sensitive to the pricing and policies of our liquidity providers and can change with little or no notice.

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

Borrowings. The Federal Home Loan Bank provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the Federal Home Loan Bank using approved loan types as collateral. At September 30, 2014, we had an authorized line of credit of $7.0 billion that could be utilized to the extent we provide sufficient collateral. At September 30, 2014, we had $0.2 billion of advances outstanding and an additional $2.8 billion of collateralized borrowing capacity available at the Federal Home Loan Bank.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At September 30, 2014, we had pledged commercial and industrial loans amounting to $55.7 million with a lendable value of $29.2 million. At December 31, 2013, we had pledged commercial and industrial loans amounting to $38.7 million with a lendable value of $25.5 million. The increase in the available loan collateral was due to an increase in commercial loans. At September 30, 2014 and December 31, 2013, we had no borrowings outstanding against this line of credit.

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
Core Operating Earnings. In addition to analyzing the Company’s results on a reported basis, management reviews the Company’s results and the results of its lines of business on a "core operating” basis. These non-GAAP measures reflect the adjustment of the reported U.S. GAAP results for significant items. The Company believes the use of these non-GAAP financial measures provides additional clarity in assessing the Company's results on a run-rate basis. These and other non-GAAP financial measures used by the Company may not be comparable to similarly named non-GAAP financial measures used by other companies.

The following table displays the calculation for the non-GAAP measures.

Non-GAAP Reconciliation
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Efficiency ratio (adjusted)
Net interest income (a)	$64,363	$42,685	$184,988	$145,448
Noninterest income (b)	85,188	134,296	262,625	539,198
Less provisions:
Representation and warranty reserve - change in estimate	12,538	5,205	16,092	51,541
Significant one-time items:
Net impairment loss recognized through earnings	—	—	—	8,789
Other noninterest income	—	—	$(10,000)	(36,854)
Adjusted income (c)	$162,089	$182,186	$453,705	$708,122
Noninterest expense (d)	$179,389	$158,436	$439,994	$529,422
Significant one-time items:
Legal and professional expense	(38,616)	—	(31,495)	10,000
Adjusted noninterest expense (e)	$140,773	$158,436	$408,499	$539,422
Efficiency ratio (d/(a+b))	120.0%	89.5%	98.3%	77.3%
Efficiency ratio (adjusted) (e/c)	86.8%	87.0%	90.0%	76.2%

	September 30, 2014	December 31, 2013	September 30, 2013
Nonperforming assets / Tier 1 capital + allowance for loan losses
Nonperforming assets	$134,093	$182,321	$205,334
Tier 1 capital (to adjusted total assets) (1)	1,134,429	1,257,608	1,402,423
Allowance for loan losses	301,000	207,000	207,000
Tier 1 capital + allowance for loan losses	$1,435,429	$1,464,608	$1,609,423
Nonperforming assets / Tier 1 capital + allowance for loan losses	9.3%	12.4%	12.8%

Mortgage servicing rights to Tier 1 capital ratio	September 30, 2014	December 31, 2013	September 30, 2013
Mortgage servicing rights	$285,386	$284,678	$797,029
Tier 1 capital (to adjusted total assets) (1)	1,134,429	1,257,608	1,402,423
Mortgage servicing rights to Tier 1 capital ratio	25.2%	22.6%	56.8%

(1)	Represents Tier 1 capital for the Bank.

	Quarter ended September 30, 2014			Quarter ended September 30, 2013
Operating Income / Expense	As Reported	Significant Items	Operating	As Reported	Significant Items	Operating

Net interest income after provision for loan losses	$56,266	$—	56,266	$38,632	$—	$38,632
Noninterest Income
Loan fees and charges (1)	18,661		18,661	20,876	—	20,876
Representation and warranty reserve - change in estimate (2)	(12,538)	10,375	(2,163)	(5,205)		(5,205)
All other noninterest income	79,065		79,065	118,625		118,625
Total noninterest income	85,188	10,375	95,563	134,296	—	134,296
Noninterest Expense
Legal and professional expense (3)	15,044	(1,116)	13,928	19,593	—	19,593
Other noninterest expense (4)	50,254	(37,500)	12,754	11,453	—	11,453
All other noninterest expense	114,091		114,091	127,390		127,390
Total noninterest expense	179,389	(38,616)	140,773	158,436	—	158,436
(Loss) income before income taxes	(37,935)	48,991	11,056	14,492	—	14,492
(Benefit) provision for income taxes	(10,303)	13,646	3,343	220	—	220
Net (loss) income	(27,632)	35,345	7,713	14,272	—	14,272
Preferred stock dividend/accretion	—	—	—	(1,449)	—	(1,449)
Net (loss) income applicable to common stockholders	$(27,632)	$35,345	$7,713	$12,823	$—	$12,823

(Loss) income per share
Basic	$(0.61)	$0.60	$0.01	$0.16	$—	$0.16
Diluted	$(0.61)	$0.60	$0.01	$0.16	$—	$0.16

(1)	Significant item for benefit for contract renegotiation for the second quarter 2014 located in loan fees and charges.

(2)	Significant item for charge for government loan indemnification for the third quarter 2014 located in representation and warranty reserve-change in estimate.

(3)	Significant item for charge for CFPB CID - related costs for the third and second quarter of 2014 located in legal and professional expense.

(4)	Significant item for charge for CFPB settlement for the third quarter 2014 located in other noninterest expense.

September 30, 2014	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)
Flagstar Bank (the Bank) (2)
Regulatory capital – Basel I to Basel III (fully phased-in) (3)
Basel I capital	$1,134,429	$1,134,429
Increased deductions related to deferred tax assets, mortgage servicing assets, and other capital components	(136,389)	(136,389)
Basel III (fully phased-in) capital (3)	$998,040	$998,040
Risk-weighted assets – Basel I to Basel III (fully phased-in) (3)
Basel I assets	$4,967,755	$9,162,342
Net change in assets	94,479	491,646
Basel III (fully phased-in) assets (3)	$5,062,234	$9,653,988
Capital ratios
Basel I (2)	22.84%	12.38%
Basel III (fully phased-in) (3)	19.72%	10.34%

(1)	The definition of total assets used in the calculation of the Tier 1 Leverage ratio changed from ending total assets under Basel I to quarterly average total assets under Basel III.

(2)	The Bank is currently subject to the requirements of Basel I.

(3)	Basel III information is considered estimated and not final at this time as the Basel III rules continue to be subject to interpretation by U.S. Banking Regulators.

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

The following table is a summary of the changes in our net interest income that are projected to result from hypothetical changes in market interest rates. The interest rate scenarios presented in the table include interest rates as of September 30, 2014 and December 31, 2013 and adjusted by instantaneous parallel rate changes plus or minus 200 basis points.

September 30, 2014
Scenario	Net interest Income	$ Change	% Change
	(Dollars in thousands)
200	$271,041	$30,101	12.0%
Constant	$240,940	$—	—%
(200)	$200,383	$(40,557)	(17.0)%
December 31, 2013
Scenario	Net interest Income	$ Change	% Change
	(Dollars in thousands)
200	$286,048	$35,058	14.0%
Constant	$250,990	$—	—%
(200)	$211,613	$(39,377)	(16.0)%

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

The following table is a summary of the changes in our EVE that are projected to result from hypothetical changes in market interest rates. EVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at September 30, 2014 and December 31, 2013 and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at September 30, 2014 and December 31, 2013, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact EVE. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this "natural business hedge" historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the EVE framework. Further, there can be no assurance that this natural business hedge would positively affect the EVE in the same manner and to the same extent as in the past.

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

September 30, 2014					December 31, 2013
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change
	(Dollars in thousands)					(Dollars in thousands)
300	$1,486,587	17.2%	$(146,726)	(9.0)%	300	$1,131,146	13.4%	$(261,137)	(18.8)%
200	$1,535,988	17.3%	$(97,325)	(6.0)%	200	$1,233,357	14.3%	$(158,926)	(11.4)%
100	$1,589,112	17.4%	$(44,201)	(2.7)%	100	$1,325,836	15.0%	$(66,447)	(4.8)%
Current	$1,633,313	17.5%	$—	—%	Current	$1,392,283	15.4%	$—	—%
(100)	$1,641,679	17.3%	$8,366	0.5%	(100)	$1,416,747	15.4%	$(24,464)	1.8%

Our balance sheet exhibits liability sensitivity in an EVE framework. In a rising interest rate scenario, the EVE decreases. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice in the near term exceeding the amount of assets that could similarly reprice over the same time period because such assets may have longer maturities or repricing terms.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the design and effectiveness of our disclosure controls and procedures as of September 30, 2014 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective as of September 30, 2014, in recording, processing, summarizing, and reporting information required to be disclosed in the reports we file and submit under the Exchange Act, within the specified time periods.

(b)
Changes in Internal Controls. During the quarter ended September 30, 2014, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, the Company is party to legal proceedings incident to its business. See Note 18 of the Notes to Consolidated Financial Statements, in Item 1 Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except the following risk factors that update and supplement the risk factors in that report.
The Bank has entered into a Consent Order with the CFPB (the “CFPB Consent Order”) relating to the Bank’s loss mitigation and default servicing operations. Non-compliance with the CFPB Consent Order may lead to additional corrective actions by the CFPB, civil penalties or other adverse actions, which could negatively impact our operations and financial performance.

On September 29, 2014 the Bank and the CFPB entered into the CFPB Consent Order, which related to the Bank’s loss mitigation and default servicing operations. There is also no guarantee that the Bank will be able to fully comply with the CFPB Consent Order. In the event the Bank is in material non-compliance with the terms of the CFPB Consent Order, the CFPB has the authority to subject the Bank to additional corrective actions. Moreover, in the event the CFPB believes that the Bank has failed to comply with the CFPB Consent Order, it could initiate further enforcement actions against the Bank, seek an injunction requiring the Bank and its officers and directors to comply with the CFPB Consent Order and seek civil money penalties against the Bank and its officers and directors as well as against us.  Any failure by the Bank to comply with the terms of the CFPB Consent Order or additional actions by the CFPB could adversely affect our business, financial condition and results of operations. In addition, the Bank’s competitors may not be subject to similar actions, which could limit our ability to compete effectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended September 30, 2014.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended September 30, 2014.

Item 3. Defaults upon Senior Securities

The Company had no defaults on senior securities.

The following sets forth arrearage of the payment of dividends on preferred stock.

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock") the Company may defer payments of dividends. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of September 30, 2014, the amount of the arrearage on the dividend payments of the Series C Preferred Stock was $49.2 million.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Executive Leadership Change

Effective August 4, 2014, James K. Ciroli assumed the position of Executive Vice-President, Chief Financial Officer and Principal Accounting Officer of both the Company and the Bank, subject to regulatory approval. The Office of the Comptroller of the Currency (the “OCC”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”)subsequently provided their non objection and the Board of Directors officially appointed Mr. Ciroli to the position of Chief Financial Officer on October 20, 2014.

Stephen Figliuolo joined Flagstar Bank in June 2014 as Chief Risk Officer subject to regulatory approval. Having now received non-objection from the OCC and the Federal Reserve, the Board officially appointed Mr. Figliuolo to his role. In his new role, Stephen is responsible for the governance and corporate oversight of Flagstar's safety and soundness policies and practices.

Item 6. Exhibits

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	November 3, 2014	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
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

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.