Form 10-K
period 2014-12-31
FLAGSTAR BANCORP INC
filed 2015-03-16
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16577
(Exact name of registrant as specified in its charter)

Michigan	38-3150651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (248) 312-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes        No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes        No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes        No  ☒
The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sale price ($18.00 per share) as reported on the New York Stock Exchange on June 30, 2014, was approximately $373.6 million. The registrant does not have any non-voting common equity shares.
As of March 12, 2015, 56,436,026 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business and performance, the economy and other future conditions, and forecasts of future events, circumstances and results. However, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies and other factors. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements The Company’s actual results or outcomes may vary materially from those expressed or implied in a forward-looking statement. Accordingly, we cannot and do not provide you with any assurance that our expectations will in fact occur or that actual results will not differ materially from those expressed or implied by such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

Factors that could cause future results to differ materially from historical performance and these forward-looking statements include, but are not limited to, the following items:

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

(8)
Our ability to comply with the terms and conditions of the Supervisory Agreement with the Board of Governors of the Federal Reserve and the Bank’s ability to comply with the Consent Order of the Office of Comptroller of the Currency and the Consent Order of the Consumer Financial Protection Bureau and our ability to address any further matters raised by these regulators, and other regulators or government bodies;

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

(18)
Any adverse effects on our business as a result of the restatement of our Consolidated Statements of Cash Flows for certain prior periods included herein, including potential adverse regulatory consequences, negative publicity and reactions from our stockholders, creditors or others with which we do business, investor litigation, impacts on our stock price and other potential consequences; and

(19)
Our ability to remediate the material weakness in our internal control over financial reporting discussed herein and to implement effective internal control over financial reporting and disclosure controls and procedures in the future and the risk of future misstatements in our financial statements if we do not complete our remediation in a timely manner or if our remediation plan is inadequate.

Factors that may cause future results to differ materially from historical performance and from forward-looking statements, including but not limited to the factors listed above, may be difficult to predict, may contain uncertainties that materially affect actual results, and may be beyond our control. Also, new factors emerge from time to time, and it is not possible for our management to predict the occurrence of all such factors or to assess the effect of each such factor, or the combined effect of several of the factors at one time, on our business. Any forward-looking statement speaks only as of the date on which it is made. Except to fulfill our obligations under the U.S. securities laws, we undertake no obligation to update any such statement to reflect events or circumstances after the date on which it is made.

Please also refer to Part I, Item 1A of this Annual Report on Form 10-K, which is incorporated by reference herein, for further information on these and other factors affecting us.

PART I
EXPLANATORY NOTE

In this Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"), Flagstar Bancorp, Inc. is restating our previously reported financial information as filed with the Securities and Exchange Commission (the "SEC") on March 5, 2014 (the "2013 Form 10-K") to correct our audited consolidated financial statements as of and for the year ended December 31, 2013 in Part II - Item 8. Financial Statements and Supplementary Data as it relates to the year ended December 31, 2013.

During the process of compiling the Consolidated Statement of Cash Flows for the 2014 Form 10-K, we became aware of presentation errors in cash flows from operating, financing and investing activities in the Consolidated Statements of Cash Flows impacting the annual period ending December 31, 2013 and our quarterly reports on Form 10-Q for the three months ended March 31, 2014 and 2013, the six months ended June 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013 (collectively, "the Form 10-Qs"). The Company reviewed the impact on the prior period financial statements and determined that this was material to those financial statements. We have presented the Statements of Cash Flows for the periods included in those Form 10-Qs in the footnotes to the financial statements within our 2014 Form 10-K. We have restated the Company’s 2013 Consolidated Statement of Cash Flows.

For further detail on the financial statement impacts and the adjustments made, see Notes 1 and 27 of the Consolidated Financial Statements included in Part II - Item 8. Financial Statements and Supplementary Data.

Management has assessed the effectiveness of our internal control over financial reporting and has determined that a material weakness in our internal controls existed at December 31, 2014 related to the Statements of Cash Flows. For a description of this matter and the steps taken to remediate that material weakness, see Part II - Item 9A. Controls and Procedures of this report.

ITEM 1.	BUSINESS

Where we say "we," "us," or "our," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference to "we," "us," or "our" will include our wholly-owned subsidiary Flagstar Bank, FSB (the "Bank").

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At December 31, 2014, our total assets were $9.8 billion, making us the largest bank headquartered in Michigan and one of the top ten largest savings banks in the United States. Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBC." We are considered a controlled company for NYSE purposes, because MP Thrift Investments, L.P. ("MP Thrift") held approximately 63.2 percent of our common stock as of December 31, 2014.

In January 2014, we reorganized the manner in which our operations are managed based on core operating functions. The segments are based on an internally-aligned segment leadership structure, consistent with how the results are monitored and performance is assessed by management. We expect that the combination of our business model and the services that our operating segments provide will result in a competitive advantage that supports revenue and earnings.

Our Mortgage Originations segment originates or purchases residential mortgage loans throughout the country and sells them into securitization pools, to the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Government National Mortgage Association ("Ginnie Mae") (collectively, the "Agencies") or as whole loans. The majority of our total loan originations during the year ended December 31, 2014 represented mortgage loans that were collateralized by residential mortgages on single-family residences and were eligible for sale to the Agencies. Our revenue primarily consists of net gain on loan sales, loan fees and charges and interest income from residential mortgage loans held-for-sale. At December 31, 2014, we originated residential mortgage loans through our wholesale relationships with approximately 600 mortgage brokers and approximately 750 correspondents, which were located in all 50 states. At December 31, 2014, we also operated 16 home loan centers located in 13 states, which primarily originate one-to-four family residential mortgage loans as part of our Mortgage Originations segment. The combination of our home lending, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential mortgage loan products. We also originate mortgage loans through referrals from our banking centers, consumer direct call center and our website, www.flagstar.com.

Our Mortgage Servicing segment activities primarily consist of collecting cash for principal, interest and escrow payments from borrowers, assisting homeowners through loss mitigation activities, and accounting for and remitting principal and interest payments to mortgage-backed securities investors and escrow payments to third parties. These activities are performed on a fee basis for third party mortgage servicing rights holders, residential mortgages held for investment by the Community Banking segment and mortgage servicing rights held by the Other segment. Our revenue primarily consists of loan administration income and net interest income from residential mortgage loans held-for-sale.

Our Community Banking segment revenues include net interest income and fee-based income from community banking services, including a national warehouse lending business. At December 31, 2014, we operated 107 banking centers in Michigan (of which eight were located in third-party retail stores). Of the 107 banking centers, 71 facilities are owned and 36 facilities are leased. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and businesses. We leverage our banking centers to cross-sell loans, deposit products and other services to existing customers and to increase our customer base by attracting new customers.

At December 31, 2014, we had 2,739 full-time equivalent salaried employees of which 209 were account executives and loan officers.

Lending Activities

Our principal lending activity has been the origination of residential first mortgage, second mortgage HELOC and commercial loans generally located within our primary market and service areas.

Residential first mortgage loans. We originate residential first mortgage loans that are both held-for-investment and held-for-sale. Residential first mortgage loans representing loans held-for-investment are generally made to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15-year to 30-year term and, in most cases, are extended to borrowers to finance their primary residence. Applications are underwritten centrally using consistent credit policies and processes. All residential first mortgage loan decisions utilize a full appraisal for collateral valuation.

Second mortgage loans. The majority of second mortgages we originate are closed in conjunction with the closing of the residential first mortgages originated by us. We generally require the same levels of documentation and ratios as with our residential first mortgages.

Home Equity Line of Credit ("HELOC") loans. HELOC guidelines and pricing parameters have been established to attract high credit quality loans with long term profitability. HELOCs, which are secured by a first-lien or junior-lien on the borrower’s residence, allow customers to borrow against the equity in their homes or refinance existing mortgage debt. Applications are underwritten centrally in conjunction with an automated underwriting system. The HELOC underwriting criteria is based on minimum credit scores, debt-to-income ratios, and LTV ratios, with current collateral valuations.

Commercial loans held-for-investment. Commercial loans include commercial real estate, commercial and industrial and commercial lease financing loans. Commercial real estate loans consist of loans to developers and support income producing or for-sale commercial real estate properties. These loans are made to finance properties such as apartment buildings, office and industrial buildings, and retail shopping centers, and are repaid through cash flows related to the operation, sale, or refinance of the property. Commercial and industrial loans and financing leases are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. Warehouse loans are lines of credit to other mortgage lenders. The majority of these borrowers are customers doing business within our geographic regions.

Deposits

Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals, local municipalities and businesses. We continue to focus our efforts towards the growth of our core deposits, which includes checking, savings and money market deposit accounts. We believe core deposits represent a more stable funding source. See Note 13 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for more information regarding deposits.

Borrowed funds

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

Non-bank Subsidiaries

At December 31, 2014, our corporate legal structure consisted of the Bank, including its wholly-owned subsidiaries (which include two consolidated variable interest entities ("VIEs")) and wholly-owned non-bank subsidiaries through which we conduct other non-material business or which are inactive. We also own nine statutory trusts that are not consolidated with our operations. For additional information, see Notes 1, 8 and 26 of the Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Regulation and Supervision

The banking industry is highly regulated. Statutory and regulatory controls are designed primarily for the protection of depositors and the financial system, and not for the purpose of protecting our shareholders. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on us and the Bank. Changes in applicable laws or regulations, and in their interpretation and application by regulatory agencies, cannot be predicted and may have a material effect on our business and results.

The Bank is a savings and loan holding company. We are subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve (the "Federal Reserve"), the Office of the Comptroller of the Currency ("OCC") of the U.S. Department of the Treasury ("U.S. Treasury"), and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured by the FDIC through the Deposit Insurance Fund.

Regulatory Capital Requirements

Currently, the OCC has risk-based capital adequacy guidelines intended to measure capital adequacy with regard to the degree of risk associated with a banking organization’s operations for transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, that are reported as off-balance-sheet items. The Bank is required to comply with these capital adequacy standards. Because these rules do not apply to savings and loan holding companies, our holding company is currently not required to comply with these rules. Federal law and regulations establish five levels of capital compliance: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

At December 31, 2014, the Bank was considered "well-capitalized" for regulatory purposes, with regulatory capital ratios of 22.54 percent for Tier 1 capital to risk-weighted assets, 23.85 percent for total capital to risk-weighted assets, and 12.43 percent for the leverage ratio of Tier 1 capital to total assets. An institution is considered well-capitalized if its ratio of total risk-based capital to risk-weighted assets is 10.0 percent or more, its ratio of Tier 1 capital to risk-weighted assets is 6.0 percent or more, and its leverage ratio of Tier 1 capital to total assets is 5.0 percent or more. Any institution that is not well capitalized or adequately-capitalized is considered undercapitalized. Any institution with a tangible equity ratio of 2.0 percent or less is considered critically undercapitalized.

The Bank is currently subject to regulatory capital rules based on the framework established by the 1988 capital accord ("Basel I") of the Basel Committee on Banking Supervision. Savings and loan holding companies are not subject to the Basel I capital requirements. In 2013, the OCC and Federal Reserve adopted a final rule ("Basel III") that replaces their existing risk-based and leverage capital rules. Effective January 1, 2015, the Bank and the Holding Company are subject to the capital requirements of the Basel III rules.

The capital framework under the Basel III final rule replaces the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies. Effective on January 1, 2015, the final rules require the Bank and the Holding Company to maintain Tier 1 capital of at least 6 percent of risk-weighted assets and off-balance sheet items, total capital (the sum of Tier 1 capital and Tier 2 capital) of at least 8 percent of risk-weighted assets and off-balance sheet items, and Tier 1 capital of at least 4 percent of adjusted quarterly average assets. In addition, for the Bank and the Holding Company the final rule implements a new common equity Tier 1 minimum capital requirement of at least 4.5 percent of risk-weighted assets.

The new regulations subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization did not maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5 percent of its total risk-weighted assets. The effect of the capital conservation buffer will be to increase the minimum common equity Tier 1 capital ratio to 7.0 percent, the minimum Tier 1 risk-based capital ratio to 8.5 percent and the minimum total risk-based capital ratio to 10.5 percent.

The new regulations grandfather the regulatory capital treatment of hybrid debt and equity securities, such as trust preferred securities issued prior to May 19, 2010, for banks or holding companies with less than $15 billion in total consolidated assets as of December 31, 2009. Although the Company may continue to include our existing trust preferred securities as Tier 1 capital, the prohibition on the use of these securities as Tier 1 capital going forward may limit the Company’s ability to raise capital in the future.

Various aspects of Basel III are subject to multi-year transition periods ending December 31, 2018. Basel III will materially change our Tier 1, Tier 1 common and total capital calculations.

Consumer Financial Protection Bureau Settlement

On September 29, 2014, the Bank entered into a Consent Order with the Consumer Financial Protection Bureau (the "CFPB"). The Consent Order relates to alleged violations of federal consumer financial laws arising from the Bank’s residential first mortgage loan loss mitigation practices and default servicing operations dating back to 2011. Under the terms of the consent order, the Bank has paid $27.5 million for borrower remediation and $10.0 million in civil money penalties. The settlement does not involve any admission of wrongdoing on the part of the Bank or its employees, directors, officers or agents.

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

Under the Consent Order, the Bank is required to adopt or review and revise various plans, policies and procedures related to, among other things, regulatory capital, enterprise risk management and liquidity. Specifically, under the terms of the Consent Order, the Bank's board of directors has agreed to, among other things, the following:

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

We intend to address the banking issues identified by the OCC in the manner required for compliance by the OCC. There can be no assurance that the OCC will not provide substantive comments on the capital plan or other submissions that the Bank makes pursuant to the Consent Order that will have a material impact on us. We believe that the actions taken, or to be taken, to address the banking issues set forth in the Consent Order should, over time, improve our enterprise risk management practices and risk profile. For further information regarding the risks related to the Consent Order, please also refer to Item 1A to Part I of this Annual Report on Form 10-K.

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

Pursuant to the Supervisory Agreement, we submitted a capital plan to the OTS, predecessor in interest to the Federal Reserve. In addition, we agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions; purchase, repurchase or redeem certain securities; incur, issue, renew, roll over or increase any debt; and enter into certain affiliate transactions. We also agreed to comply with restrictions on the payment of severance and indemnification payments, director and management changes and employment contracts and compensation arrangements. The foregoing summary of the Supervisory Agreement does not purport to be a complete description of all of the terms of the Supervisory Agreement and is qualified in its entirety by reference to the copy of the Supervisory Agreement filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 28, 2010. For further information regarding the risks related to the Supervisory Agreement, please also refer to Item 1A to Part I of this Annual Report.

Holding Company Status, Acquisitions and Activities

We are a unitary savings and loan holding company, as defined by federal banking law, as is our controlling stockholder, MP Thrift. We may only conduct, or acquire control of companies engaged in, activities permissible for a savings and loan holding company pursuant to the relevant provisions of the Savings and Loan Holding Company Act and relevant regulations. Without prior written approval of the Federal Reserve, neither we, nor MP Thrift may: (i) acquire control of another savings association or holding company thereof, or acquire all or substantially all of the assets thereof; or (ii) acquire or retain, with certain exceptions, more than 5 percent of the voting shares of a non-subsidiary savings association or a non-subsidiary savings and loan holding company. We are prohibited from acquiring control of a depository institution that is not federally insured or retaining control of a savings association subsidiary for more than one year after the date that such subsidiary becomes uninsured. Similarly, we may not be acquired by a bank holding company, or any company, unless the Federal Reserve approves such transaction. In all situations, the public must have an opportunity to comment on any such proposed acquisition, and the OCC or the Federal Reserve must complete an application review. In addition, the Gramm-Leach-Bliley Act (the "GLBA") generally restricts any non-financial entity from acquiring us unless such non-financial entity was, or had submitted an application to become, a savings and loan holding company on or before May 4, 1999.

Source of Strength

The Dodd-Frank Act codified the Federal Reserve’s “source of strength” doctrine and extended it to savings and loan holding companies. Under the Dodd-Frank Act, the prudential regulatory agencies are required to promulgate joint rules requiring bank holding companies and savings and loan holding companies to serve as a source of financial strength for any depository institution subsidiary by maintaining the ability to provide financial assistance to such insured depository institution in the event that it suffers financial distress.

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

Qualified Thrift Lender

The Bank is required to meet a Qualified Thrift Lender ("QTL") test to avoid certain restrictions on operations, including restrictions applicable to multiple savings and loan holding companies, restrictions on the ability to branch interstate, and our mandatory registration as a bank holding company under the Bank Holding Company Act of 1956. A savings bank satisfies the QTL test if: (i) on a monthly basis, for at least nine months out of each twelve month period, at least 65 percent of a specified asset base of the savings bank consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities, as well as a portion of residential loans originated and sold within 90 days of origination; or (ii) at least 60 percent of the savings bank’s total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. The Bank is currently, and expects to remain, in compliance with QTL standards.

FDIC Insurance and Assessment

The FDIC insures the deposits of the Bank and such insurance is backed by the full faith and credit of the U.S. government through the Deposit Insurance Fund ("DIF"). The Dodd-Frank Act raised the standard maximum deposit insurance amount to $250,000 per depositor, per insured financial institution for each account ownership category. Deposits held in noninterest bearing transaction accounts are now aggregated with any interest bearing deposits the owner may hold in the same ownership category and the combined total is insured up to at least $250,000.

Pursuant to the Dodd-Frank Act, the minimum reserve ratio designated by the FDIC each year is 1.35 percent of the assessment base, as opposed to 1.15 percent under prior law. The FDIC is required to meet the minimum reserve ratio by September 30, 2020 and is required to offset the effect of the increased reserve ratio for banks with assets less than $10 billion. If the Bank reports assets of less than $10 billion, it must do so for four consecutive quarters before it will be reclassified as a small institution. The Dodd-Frank Act also eliminates requirements under prior law that the FDIC pay dividends to member institutions if the reserve ratio exceeds certain thresholds, and the FDIC has proposed that in lieu of dividends, it will adopt lower rate schedules when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2 percent as a long-term goal beyond what is required by statute.

The FDIC maintains the DIF by assessing each financial institution an insurance premium. The FDIC defined deposit insurance assessment base for an insured depository institution is equal to the average consolidated total assets during the assessment period, minus average tangible equity. The assessment rate schedule for large financial institutions (i.e., financial institutions with at least $10 billion in assets) is determined by use of a scorecard that combines a financial institution's Capital, Asset Quality, Management, Earnings, Liquidity and Sensitivity ("CAMELS") ratings with certain forward-looking financial information to measure the risk to the DIF. Pursuant to this scorecard method, two scores (a performance score and a loss severity score) are combined and converted to an initial base assessment rate (also referred to as IBAR). The performance score measures a financial institution's financial performance and ability to withstand stress. The loss severity score measures the relative magnitude of potential losses to the FDIC in the event of the financial institution's failure. Total scores are converted pursuant to a predetermined formula into an initial base assessment rate, which is subject to adjustment based upon significant risk factors not captured in the scoreboard. Total assessment rates range from 2.5 basis points to 45 basis points for such large financial institutions.

Effective October 1, 2014, as a result of reporting assets of less than $10 billion for four consecutive quarters, the Bank was classified as a small institution for deposit insurance assessment purposes. As a small institution, the Bank is assigned to one of three Capital Groups based on our capitalization level. The Bank is also assigned to one of three Supervisory Groups based on the supervisory evaluations provided by the Bank’s primary federal regulator. Our assessment rate, as a small institution, is determined based upon the Risk Category to which we are assigned. Our Risk Category is determined based on a combination of our Supervisory and Capital Group assignments.

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

Affiliate Transaction Restrictions

We are subject to the affiliate and insider transaction rules applicable to member banks of the Federal Reserve as well as additional limitations imposed by the OCC. These provisions prohibit or limit a banking institution from extending credit to, or entering into certain transactions with, affiliates, principal stockholders, directors and executive officers of the banking institution and its affiliates. The Dodd-Frank Act imposed further restrictions on transactions with affiliates and extension of credit to executive officers, directors and principal stockholders.

Incentive Compensation

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

The U.S bank regulatory agencies review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of U.S. banks that are not "large, complex banking organizations." These reviews are tailored to each bank based on the scope and complexity of the bank’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies are incorporated into the bank’s supervisory ratings, which may affect the bank’s ability to make acquisitions and take other actions. Enforcement actions will be taken against a bank if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the bank’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. See the Supervisory Agreement discussion, in Item 1. Business for further discussion of the executive compensation notice requirements.

Federal Reserve

Numerous regulations promulgated by the Federal Reserve affect our business operations as well as those of the Bank. These include regulations relating to electronic fund transfers, collection of checks, availability of funds, and reserve requirements.

Federal Reserve regulations require federally chartered savings associations to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3 percent is to be maintained against aggregate transaction accounts between $13.3 million and $89.0 million (subject to adjustment by the Federal Reserve) plus a reserve of 10 percent (subject to adjustment by the Federal Reserve between 8 percent and 14 percent) against that portion of total transaction accounts in excess of $89.0 million. The first $13.3 million of otherwise reservable balances (subject to adjustment by the Federal Reserve) is exempt from the reserve requirements. These amounts are adjusted annually. For 2015, a 3 percent reserve will be required to be maintained against aggregate transaction accounts between $14.5 million and $103.6 million (subject to adjustment by the Federal Reserve) plus a reserve of 10 percent (subject to adjustment by the Federal Reserve between 8 percent and 14 percent) against that portion of total transaction accounts in excess of $103.6 million.

Required reserves must be maintained in the form of vault cash, an account at a Federal Reserve bank or a pass-through account as defined by the Federal Reserve. Pursuant to the Emergency Economic Stabilization Act of 2008, the Federal Reserve banks pay interest on depository institutions’ required and excess reserve balances. These interest rates are determined by the Federal Reserve, and currently both rates are 0.25 percent at an annual rate. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve bank.

Bank Secrecy Act ("BSA")

The BSA requires all financial institutions, including banks, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. Under the BSA, an internal controls program should, at a minimum, include independent testing for compliance, designate an individual responsible for coordinating and monitoring day-to-day compliance and provide training for appropriate personnel. The BSA also includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting), as well as due diligence/know-your-customer documentation requirements. The Bank has established a global anti-money laundering program in order to comply with the BSA requirements and certain requirements under the Consent Order relating to its compliance with the BSA.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "PATRIOT Act")

The PATRIOT Act, which was enacted following the events of September 11, 2001, amended the BSA to include numerous provisions designed to detect and prevent the financing of international money laundering and terrorism. The PATRIOT Act mandates that U.S. financial institutions (and foreign financial institutions with U.S. operations) implement additional policies and procedures that meet certain minimum requirements and take heightened measures designed to address any or all of the following: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes and cooperation between financial institutions and law enforcement authorities. Other required actions include terminating correspondent accounts for foreign "shell banks," obtaining information about the owners of foreign bank clients, and providing the name and address of the foreign bank’s agent for service of process in the United States.  Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, the U.S. bank regulatory agencies must consider the effectiveness of financial institutions engaging in a merger transaction in combating money laundering activities. The Bank has established policies and procedures intended to fully comply with the PATRIOT Act’s provisions, the BSA, as well as other aspects of anti-money laundering legislation.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals, individuals, entities and others. These are typically known as the "OFAC" rules based on their administration by the U.S. Treasury’s Office of Foreign Assets Control ("OFAC"). The OFAC-administered sanctions targeting certain persons and countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country or with a sanctioned person, including prohibitions against direct or indirect imports from and exports to a sanctioned country or person and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country or person; and (ii) a blocking of assets in which the sanctioned country or person have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Consumer Protection Laws and Regulations

The Bank is subject to many federal consumer protection statutes and regulations, the examination and enforcement of which has become more pronounced since the passage of the Dodd-Frank Act and the creation of the CFPB. The CFPB has assumed the responsibility for the development and enforcement of the federal consumer protection statutes and regulations, such as the Electronic Fund Transfer Act, the Fair Credit Reporting Act, the Homeowners Protection Act, the Fair Debt Collection Practices Act, the Home Mortgage Disclosure Act, the Home Ownership and Equity Protection Act, the Secure and Fair Enforcement for Mortgage Licensing Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Servicemembers’ Civil Relief Act and the Truth in Saving Act. The Dodd-Frank Act gave the CFPB: (i) broad rule-making, supervisory, examination and enforcement authority in this area over financial institutions that have assets of more than $10 billion, (ii) expanded data collecting powers for fair lending purposes for both small business and mortgage loans and (iii) authority to prevent unfair, deceptive and abusive practices. The consumer complaint function of the OCC also has been transferred to the CFPB. The Dodd-Frank Act also narrows the scope of federal preemption of state laws related to federally chartered financial institutions, including savings banks such as the Bank, which gives broader rights to state attorney generals to enforce certain consumer protection loans.

The Bank was previously subject to the CFPB’s supervisory, examination and enforcement authority with respect to consumer protection laws and regulations; however, because the Bank has reported assets of less than $10 billion for the last four consecutive quarters, it is currently subject to the OCC’s supervisory, examination and enforcement authority in this area. If the total assets of the Bank exceed $10 billion for four consecutive quarters in the future, the Bank will again be subject to the CFPB’s supervisory, examination and enforcement authority with respect to consumer protection laws and regulations.

CFPB and Regulations Related to Mortgage Origination and Servicing. In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. Compliance with these rules has increased our overall regulatory compliance costs.

On January 10, 2013, the CFPB issued a final rule concerning lenders ’assessments of consumers’ ability to repay home loans. Currently, Regulation Z prohibits creditors from extending higher priced mortgage loans without regard for the consumer’s ability to repay. The rule extends application of this requirement to all loans secured by dwellings (except open-end credit plans, timeshares, reverse mortgages and temporary loans) regardless of the terms or pricing. Creditors must, at a minimum, consider eight specified factors while making a reasonable and good faith determination that the consumer has a reasonable ability to repay the loan before entering any consumer credit transaction secured by virtually any dwelling. The factors include information such as the consumer’s income, debt obligations, credit history and monthly payments on the loan. Lenders that generate Qualified Mortgage loans will receive specific protections against borrower lawsuits that could result from failing to satisfy the ability-to-repay rule. As defined by the CFPB, Qualified Mortgages are mortgages that must meet the following standards prohibiting or limiting certain high risk products and features: (1) no excessive upfront points and fees - generally points and fees paid by the borrower must not exceed 3 percent of the total amount borrowed; (2) no toxic loan features - prohibited features include interest-only loans, negative-amortization loans, terms beyond 30 years and balloon loans; and (3) limit on debt-to-income ratios - borrowers’ debt-to-income ratios must be no higher than 43 percent. Special rules that extend the definition of Qualified Mortgages to include loans that are eligible for purchase by the Agencies or to be insured or guaranteed by HUD, Veterans Affairs or the Rural Development Guaranteed Housing are temporarily in place. There are two levels of liability protection for Qualified Mortgages, the Safe Harbor protection and the Rebuttable Presumption protection. Safe Harbor Qualified Mortgages are generally lower priced loans with interest rates closer to the prime rate, issued to borrowers with high credit scores. Borrowers suing lenders under Safe Harbor Qualified Mortgages are faced with overcoming the pre-determined legal conclusion that the lender has satisfied the ability-to-repay rule. Rebuttable Presumption Qualified

Mortgages are generally loans at higher prices that are granted to borrowers with lower credit scores. Lenders generating Rebuttable Presumption Qualified Mortgages receive the protection of a presumption that they have legally satisfied the ability-to-repay rule while the borrower can rebut that presumption by proving that the lender did not consider the borrower’s living expenses after their mortgage and other debts. The rule became effective January 10, 2014. The special temporary Qualified Mortgages rules are in place for Agencies eligible loans until the earlier of the end of the FHFA's conservatorship or January 10, 2021, and for loans eligible to be insured or guaranteed by HUD, VA or the USDA, until the earlier of the date the agency promulgates its own Qualified Mortgages rule or January 10, 2021.

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

On January 20, 2013, the CFPB issued its final loan originator compensation rules which, among other things, created compensation restrictions and qualifications for loan originators. Under the rule, loan originators are prohibited from basing their compensation on “any transaction's terms or conditions” and dual compensation is generally prohibited. This portion of the rule became effective on January 1, 2014. The rule also mandates certain qualifications for loan originators, such as licensing, and requires loan originator organizations to ensure compliance with the Secure and Fair Enforcement for Mortgage Licensing Act, where applicable. Additionally, the rule prohibits: (i) the use of mandatory arbitration clauses in both mortgage and home equity loan agreements; and (ii) the financing of single premiums or fees for credit insurance in connection with a consumer credit transaction secured by a dwelling. These later provisions became effective June 1, 2013. All other provisions of the rule became effective January 10, 2014.

In 2014, the CFPB issued final and proposed rules and guidance to amend and supplement its mortgage loan servicing rules. On July 8, 2014, the CFPB issued a final rule to clarify that the name of a deceased borrower’s heir generally may be added to a mortgage without triggering the ability-to-repay rule. On August 19, 2014, the CFPB issued guidance that outlines what CFPB examiners will look for when mortgage servicing rights are transferred to ensure that mortgage servicers are fulfilling their obligations under the mortgage servicing rules and highlights regulatory requirements that may be implicated by a transfer of mortgage servicing rights. On October 22, 2014, the CFPB issued a final rule that provides a limited, post-consummation cure mechanism for loans that exceed the points and fees limit for Qualified Mortgages, but that meet the other requirements for being a Qualified Mortgage at consummation. In addition, on November 20, 2014, the CFPB proposed several amendments to certain mortgage servicing rules, including amendments that would require servicers to provide certain borrowers with foreclosure protections more than once over the life of the loan, clarify when a consumer is considered “delinquent,” expand protections provided to certain borrowers during a servicing transfer and prevent wrongful disclosures. The CFPB is expected to continue to revise its rules related to mortgage loan origination and mortgage loan servicing, and additional rulemaking affecting the residential mortgage business is expected.

On November 20, 2013, the CFPB issued a final rule and official interpretation establishing integrated mortgage disclosure requirements for lenders and settlement agents in connection with most closed-end consumer credit transactions secured by real property. The final rule becomes effective August 1, 2015. This rule, the official interpretation and related forms published by the CFPB combine certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the Truth in Lending Act and the Real Estate Settlement Procedures Act, implement new requirements imposed by the Dodd-Frank Act and provide guidance regarding compliance with those requirements. Among other things, the rule mandates the use of two new disclosure forms, a Loan Estimate form and a Closing Disclosure form, which replace existing disclosure forms and include additional disclosure not currently required by the existing forms. In addition, the rule requires that the Closing Disclosure form be received by the borrower at least three business days before closing in most cases, limits the circumstances in which borrowers may be required to pay more for settlement services than the amount stated on the Loan Estimate form and imposes certain recordkeeping requirements. We will continue to assess the impact to Flagstar as we update our procedures and systems and our correspondent lenders, brokers and settlement agents implement their procedures and system changes.

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

Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act (“FACT Act”). The Fair Credit Reporting Act, as amended by the FACT Act, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with the FACT Act, U.S. bank regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer's election to opt out would be applicable for at least five years.

Equal Credit Opportunity Act (“ECOA”). The ECOA generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

Truth In Lending Act (“TILA”). The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things. In addition, the TILA also provides a variety of substantive protections for consumers.

Fair Housing Act (“FH Act”). The FH Act regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered illegal, under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act (the “HMDA”). The HMDA grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The Federal Reserve amended regulations issued under HMDA to require the reporting of certain pricing data with respect to higher-priced mortgage loans. On July 24, 2014, the CFPB issued a proposed rule that would, among other things, revise the tests for determining which financial institutions and housing-related credit transactions are covered under HMDA and further expand financial institutions’ reporting obligations.

Real Estate Settlement Procedures Act (“RESPA”). Lenders are required by RESPA to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of RESPA may result in civil liability or administrative sanctions.

Servicemembers’ Civil Relief Act (the “SCRA”). The SCRA applies to all debts incurred prior to commencement of active military service (including credit card and other open-end debt) and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability.

Enforcement. Enforcement actions under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the FACT Act, ECOA, TILA, FH Act, HMDA, RESPA and SCRA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Community Reinvestment Act ("CRA")

The CRA, as implemented by OCC regulations, requires the OCC to evaluate how federal savings associations have helped to meet the credit needs of the communities they serve, including low to moderate income neighborhoods, while maintaining safe and sound banking practices. The evaluation rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The OCC assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution's rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve and substantial non-compliance.

An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, including, but not limited to, engaging in acquisitions and mergers. CRA ratings are also considered in evaluating applications to open a branch. In 2009, the Bank received a "satisfactory" CRA rating from the OTS (as predecessor to the OCC) and this remains our current rating.

Regulatory Reform

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and affiliates from engaging in proprietary trading and investing in and sponsoring certain "covered funds," including hedge funds and private equity funds. The statutory provision is commonly called the "Volcker Rule." The final rules implementing the Volcker Rule, as drafted by a variety of federal financial regulatory agencies, were issued December 10, 2013. The final rules extend the conformance period to July 21, 2015, and in December of 2014 the Federal Reserve issued an extension order to extend the relevant conformance date for certain covered funds activities to July 21, 2016. The final rules are highly complex, and many aspects of their application remain uncertain. We do not currently anticipate that the Volcker Rule will have a meaningful effect on our operations or those of our subsidiaries, as we do not materially engage in the businesses prohibited by the Volcker Rule. We may incur costs if required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

We expect to incur ongoing operational and system costs in order to prepare for compliance with the multitude of new laws and regulations. Furthermore, there may be additional federal or state laws enacted during this period that place additional obligations on servicers of residential loans.

Stress Testing Requirements

The U.S. federal banking agencies, including the OCC and the Federal Reserve, issued final rules implementing provisions of the Dodd-Frank Act that require banking organizations, including savings associations and savings and loan holding companies, with total consolidated assets of more than $10 billion but less than $50 billion to conduct annual company-run stress tests, report the results to their primary federal regulator and the Federal Reserve and publish a summary of the results. Each Dodd-Frank Act Stress Test, or DFAST, must be conducted using certain scenarios (baseline, adverse and severely adverse), which the OCC and Federal Reserve will publish by November 15 of each year. Banking organizations are required to use the scenarios to calculate, for each quarter-end within a nine-quarter planning horizon, the impact of such scenarios on revenues, losses, loan loss reserves and regulatory capital levels and ratios, taking into account all relevant exposures and activities. The rules also require each banking organization to establish and maintain a system of controls, oversight and documentation, including policies and procedures, designed to ensure that the DFAST procedures used by the banking organization are effective in meeting the requirements of the rules. In June 2014, the U.S. federal banking agencies, including the OCC and the Federal Reserve, issued proposed rules that would, among other things, shift the dates of the annual DFAST cycle by approximately four months for cycles beginning January 1, 2016 and thereafter for savings and loan holding companies and savings associations with total consolidated assets of more than $10 billion but less than $50 billion and amend the current transition and applicability provisions of the rules to preserve the length of the transition period for banking organizations that become subject to the rules after their initial effective dates.

Because the Bank had average total consolidated assets (calculated pursuant to the rule) that were greater than $10 billion but less than $50 billion as of October 9, 2012, it was required to conduct its first DFAST as of September 30, 2013, but was not required to publicly disclose the results.

Under the OCC’s stress test rule, a banking organization ceases to be subject to stress test requirements if it reports total consolidated assets of $10 billion or less in its call report for each of the most recent four consecutive quarters. Such a banking organization would become subject to the stress test requirements again if the average of its total consolidated assets (calculated pursuant to the rule) over the most recent four quarters were to exceed $10 billion and would be required to comply with the rule in the following calendar year. Although the Bank has reported total consolidated assets of $10 billion or less in its call reports for each of the most recent four consecutive quarters, it intends to continue conducting stress tests consistent with the requirements of the OCC’s stress test rule, as we anticipate that the Bank’s average total consolidated assets (calculated pursuant to the rule) will likely exceed $10 billion in the foreseeable future.

Limitation on Capital Distributions

Under the Supervisory Agreement, prior written non-objection by the Federal Reserve is required before we may declare or pay any cash dividend or other capital distribution or make any payment or commitment to purchase, repurchase or redeem our shares. The Company does not currently pay dividends on the capital stock.

OCC regulations impose limitations upon certain capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.

The OCC regulates all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. A subsidiary of a savings and loan holding company, such as the Bank, must file a notice or application with the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. Under the Consent Order, the Bank may not pay a dividend or make a capital distribution if it is not in compliance with its approved capital plan or would not remain in compliance after making the dividend or capital distribution, and the Bank must receive OCC approval under the generally applicable application or notice requirements. In addition, as a subsidiary of a savings and loan holding company, the Bank must receive approval from the Federal Reserve Bank ("FRB") before declaring any dividends. Additional restrictions on dividends apply if the Bank fails the QTL test.

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

Commercial Real Estate Lending

Lending operations that involve concentrations of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators. Regulators have advised financial institutions of the risks posed by commercial real estate lending concentrations. Such loans generally include land development, construction loans and loans secured by multifamily property and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. Interagency guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital, or

•
total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

In 2009, the federal banking regulators issued additional guidance on commercial real estate lending that emphasizes these considerations.

In addition, the Dodd-Frank Act contains provisions that may cause us to reduce the amount of our commercial real estate lending and increase the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, a loan originator or a securitizer of asset-backed securities to retain a percentage of the credit risk of securitized assets. On October 22, 2014, the banking agencies jointly issued a final rule to implement these requirements. The final rule generally requires sponsors of asset-backed securities ("ABS") to retain not less than five percent of the credit risk of the assets collateralizing the ABS issuance, and the rule sets forth prohibitions on transferring or hedging the credit risk that the sponsor is required to retain. The final rule also defines a "qualified residential mortgage" ("QRM") and exempts securitizations of QRMs from the risk retention requirement. The final rule aligns the QRM definition with that of a Qualified Mortgage as defined by the CFPB.

Loans to One Borrower

Under the Home Owners Loan Act ("HOLA"), savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of the institution’s unimpaired capital and surplus. Additional amounts may be loaned if such loans or extensions of credit are secured by readily-marketable collateral, but in no case may they be in excess of 10 percent of unimpaired capital and surplus.

Regulatory Enforcement

Both the OCC and the FDIC may take regulatory enforcement actions against any of their regulated institutions, such as the Bank, that do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against any banking institution, or any "institution-affiliated party," such as a director, officer, employee, agent or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. The OCC has authority under various circumstances to appoint a receiver or conservator for an insured institution that it regulates, to issue cease and desist orders, to obtain injunctions restraining or prohibiting unsafe or unsound practices, to revalue assets and to require the establishment of reserves. The FDIC has additional authority to terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is operating in an unsafe or unsound condition or has violated any applicable law, regulation, rule, or order of, or condition imposed by, the FDIC. In addition, the Federal Reserve may take regulatory enforcement actions against us, and the CFPB may also have the authority to take regulatory enforcement actions against us or the Bank.

Assessments

The OCC charges assessments to savings associations that fund its operations. The general assessment is paid on a semi-annual basis and is generally based on an institution’s total assets, with a surcharge for an institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination. Our expense for these assessments totaled $3.0 million and $3.9 million, respectively, for the years ending December 31, 2014 and 2013.

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

Environmental Regulation

Our business and properties are subject to federal, state and local laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. For example, under the federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended, and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect us both as a current or former owner or operator of properties used in or held for our business or upon which we have foreclosed, and as a secured lender on property that is found to contain hazardous substances or wastes. Our general practice is to obtain an environmental assessment prior to foreclosing on commercial property. We may elect not to foreclose on properties that contain such hazardous substances or wastes, thereby limiting, and in some instances precluding, the liquidation of such properties.

Anti-Tying Restrictions

Under HOLA, the Bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, the Bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that: (i) the customer obtain or provide some additional credit, property, or services from or to the Bank, us or the Bank’s or our subsidiaries or (ii) the customer may not obtain some other credit, property, or services from a competitor, except in each case to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible. For example, the Bank may offer more favorable terms if a customer obtains two or more traditional bank products.

Competition

We face substantial competition in attracting deposits and making loans. Our most direct competition for deposits has historically come from other savings banks, commercial banks and credit unions in our local market areas. Money market funds and full-service securities brokerage firms also compete with us for deposits and, in recent years, many financial institutions have competed for deposits through the Internet. We compete for deposits by offering high quality and convenient banking services at a large number of convenient locations, and "sit-down" banking in which a customer is served at a desk rather than in a teller line and offering a broad range of treasury management products. We also compete by offering competitive interest rates on our deposit products.

From a lending perspective, there are a large number of institutions offering mortgage loans, consumer loans and commercial loans, including many mortgage lenders that operate on a national scale, as well as local savings banks, commercial banks, and other lenders. With respect to those products that we offer, we compete by offering competitive interest rates, fees, and other loan terms, banking products and services and by offering efficient and rapid service.

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

Market, Interest Rate, Credit and Liquidity Risk

Our business has been and may continue to be affected by conditions in the mortgage and real estate markets, global financial markets and macro-economic conditions.

Our business, and the financial services industry generally, have been materially and adversely affected by a significant and prolonged period of negative market and economic conditions in our recent history. This was initially triggered by declines in the values of subprime mortgages, but spread to virtually all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes. Although the industry has recovered somewhat, continued concerns regarding the recovery of the U.S. and global economies, unemployment, declines in real property values, global political and economic issues, such as political instability and sovereign debt defaults, access to credit and capital markets, high rates of delinquencies and defaults on loans and other factors have continued to contribute to volatility and uncertainty in the mortgage and real estate markets, global financial markets and the U.S. economy. There can be no assurance that economic and market conditions will continue to improve or even that the existing improvements will be sustained. As a result, our results of operations could be affected. Moreover, unlike many of our competitors, we are subject to regulatory and other limitations, such as requirements under the Consent Order and the Supervisory Agreement, which could limit our ability to recover from the recession at the same pace as other financial services institutions.

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

Volatility of interest rates could lead to increased prepayment rates or lower mortgage origination volume and sales, which could adversely affect our business, financial condition and results of operations.

The majority of our revenues are derived from the origination, sale and servicing of residential mortgages. The residential real estate mortgage lending business is very sensitive to interest rates, and lower interest rates generally increase that business, while higher interest rates generally cause that business to decrease. Thus, our performance normally has a strong correlation to interest rate levels. In particular, our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans made to others and investments and the rates we pay for deposits and other sources of funds, as well as the volume of mortgage loan originations and sales and the related fees received. Our net interest margin and our volume of mortgage originations and sales will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and global and domestic economic conditions generally. Historically, net interest margin and the mortgage origination volumes and sales for the Bank and for other financial institutions have widened and narrowed in response to these and other factors. A significant or prolonged change in prevailing interest rates may have a material adverse effect on our business, financial condition and results of operations.

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

Our allowance for loan losses may be insufficient.

There is a risk of default with respect to all of our mortgages and other loans, and our remedies to collect, foreclose or otherwise recover may not fully satisfy the debt owed to us. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses, to provide for probable and inherent losses in loans held-for-investment. Our allowance for loan losses, however, may not be adequate to cover actual credit losses, and future provisions for credit losses could adversely affect our business, financial condition, results of operations, cash flows and prospects. The allowance for loan losses reflects management’s estimate of the probable and inherent losses in our portfolio of held-for-investment loans at the relevant statement of financial condition date. Our allowance for loan losses is based on prior experience as well as an evaluation of the risks in the current portfolio. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects. The determination of an appropriate level of loan loss allowance is an inherently subjective process that requires significant management judgment and is based on numerous assumptions. Changes in economic conditions affecting borrowers and real estate valuations, new information regarding existing loans, identification of additional problem loans, failure of borrowers and guarantors to perform in accordance with the terms of their loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Moreover, our regulators, as part of their supervisory function, periodically review our allowance for loan losses. Our regulators may recommend or require us to increase our allowance for loan losses or to recognize further losses, based on their judgment, which may be different from that of our management or other regulators. Any increase in our loan losses could have an adverse effect on our earnings and financial condition.

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

We require substantial liquidity to meet our deposit and debt obligations as they come due, fund our operations and for potential unforeseen liabilities or losses, including without limitation those that could be incurred in connection the settlement of litigation, regulatory proceedings or other matters. Our access to liquidity could be impaired by our inability to access the capital markets or unforeseen outflows of deposits. Our access to external sources of financing, including deposits, as well as the cost of that financing, is dependent on various factors including regulatory restrictions. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, downgrades in our debt ratings, declining financial results and losses, material changes to operating margins, financial leverage on an absolute or relative to peers, changes within the organization, specific events that impact our financial condition or reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting assets, the corporate and regulatory structure, balance sheet and capital structure, geographic and business diversification, interest rate fluctuations, market share and competitive position, general economic conditions and the legal, regulatory, accounting and tax environments governing funding transactions. Many of these factors are beyond our control. The material deterioration in any one or a combination of these factors could result in a downgrade of our credit or servicer standing with counterparties or a decline in our reputation within the marketplace and could result in our having a limited ability to borrow funds, maintain or increase deposits (including custodial deposits for our agency servicing portfolio) or to raise capital on commercially reasonable terms or at all. Furthermore, in prior years, we raised capital on terms that were significantly dilutive to our stockholders, and we could be required to do so again in the future. We compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources than we do. In the event that these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase our cost of funds.

Our ability to make mortgage loans and fund our investments and operations depends largely on our ability to secure funds on terms acceptable to us. Our primary sources of funds to meet our financing needs include loan sales; deposits, which include custodial accounts from our servicing portfolio and brokered deposits and public funds; borrowings from the Federal Home Loan Bank or other federally backed entities; borrowings from investment and commercial banks through repurchase agreements; and capital-raising activities. If we are unable to maintain any of these financing arrangements, are restricted from accessing certain of these funding sources by our regulators, are unable to arrange for new financing on terms acceptable to us or at all, or if we default on any of the covenants imposed upon us by our borrowing facilities, then we may have to reduce the number of loans we are able to originate for sale in the secondary market or for our own investment or take other actions that could have other negative effects on our operations. A significant or prolonged reduction in loan originations that occurs as a result could adversely impact our earnings, financial condition, results of operations and future prospects. There is no guarantee that we will be able to renew or maintain our financing arrangements or deposits or that we will be able to adequately access capital markets when or if a need for additional capital arises.

Our loan portfolio and geographic concentration could increase our potential for significant losses.

Our mortgage loan portfolio is geographically concentrated in certain states, including California, Michigan, Florida, Washington and Arizona. In addition, a significant number of commercial loans are in Michigan or are repayable by borrowers who have significant operations in Michigan. This concentration has made, and will continue to make, our loan portfolio particularly susceptible to downturns in the general economy and the real estate and mortgage markets in the geographic areas where we conduct our business activities. Adverse conditions, including unemployment, inflation, recession, natural disasters, declining property values, municipal bankruptcies and other factors in these markets could cause delinquencies and charge-offs of these loans to increase, likely resulting in a corresponding and disproportionately large decline in revenues and demand for our services and an increase in credit risk and the value of collateral for our loans to decline, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. Furthermore, the economic, real estate market and other conditions in any one or more of our market areas may recover at a slower pace than any recovery in the U.S. real estate market generally.

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

Financial services institutions are interrelated as a result of market-making, trading, clearing, counterparty, or other relationships. We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. We believe that our primary exposures to institutional counterparty risk are with third-party providers of credit enhancement on the mortgage assets that we hold in our investment portfolio, including mortgage insurers and financial guarantors, issuers of securities held on our Consolidated Statements of Financial Condition, and derivatives counterparties. Furthermore, a significant deterioration in the credit quality of one or more of our counterparties could lead to concerns about the credit quality of other counterparties in the industry. Counterparty risk can also adversely affect our ability to acquire, sell or hold MSRs in the future. Adverse mortgage and credit market conditions have adversely affected, and if recent positive trends are not sustained, they could again adversely affect, the liquidity and financial condition of a number of our institutional counterparties, particularly those whose businesses are concentrated in the mortgage industry. One or more of these institutions may default in its obligations to us for a number of reasons, such as changes in financial condition that affect their credit ratings, a reduction in liquidity, operational failures or insolvency. A default by a counterparty with significant obligations to us could result in significant financial losses to us and could have a material adverse effect on our ability to conduct our operations, which would adversely affect our earnings, liquidity, capital position and financial condition. In addition, a default by a counterparty may require us to obtain a substitute counterparty which may not exist in this economic climate and which may, as a result, cause us to default on our related financial obligations. In addition, concerns about, or a default or threatened default by one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as banks with which we interact on a daily basis, and therefore could adversely affect us.

We use assumptions and estimates in determining the fair value of certain of our assets and liabilities, which assumptions and estimates may prove to be incorrect, resulting in significant declines or increases in valuation.

Pursuant to accounting principles generally accepted in the United States, we are required to use certain assumptions and estimates in preparing our Consolidated Statements of Financial Condition. A portion of our assets and liabilities are carried on our Consolidated Statements of Financial Condition at fair value, including our MSRs, certain mortgage loans held-for-sale, trading assets, available-for-sale securities, derivatives and the future obligations arising from our settlement with the Department of Justice ("DOJ"). Generally, for assets that are reported at fair value, we use quoted market prices when available. In certain cases, observable market prices and data may not be readily available or their availability may be diminished due to market conditions. In such cases, we use internally developed financial models that utilize observable market data inputs as well as asset specific collateral data and market inputs for interest rates to estimate the fair value of certain of these assets and liabilities. These valuation models rely to some degree on management's assumptions, estimates and judgment, which are inherently uncertain. We cannot be certain that the models or the underlying assumptions will prove to be predictive and remain so over time, and therefore, actual results may differ from our models and assumptions. Different assumptions could result in significant declines in valuation, which in turn could result in significant declines or increases in the dollar amount of assets or increases in the liabilities we report on our Consolidated Statements of Financial Condition. In addition, sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment. If assumptions or estimates underlying our Consolidated Statements of Financial Condition are incorrect, we may experience material losses.

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

Currently, the Bank is subject to supervision and regulation by the OCC and the FDIC. In addition, the Federal Reserve is responsible for supervising and regulating all savings and loan holding companies that were formerly regulated by the OTS, including us. We are subject to regulatory capital requirements. The Federal Reserve is also authorized to impose new and potentially heightened examination and reporting requirements. Savings and loan holding companies, including us, are also required to serve as a source of financial strength for their insured depository institution subsidiaries by maintaining the ability to provide financial assistance to such subsidiaries in the event they suffer financial distress. Under the Dodd-Frank Act, the prudential regulatory agencies are required to promulgate joint rules implementing the source of strength requirement, and such rules, when adopted, could place further restrictions on our ability to pay dividends or make other capital distributions or could otherwise restrict our business or financing activities.

The OCC is the primary regulator of the Bank and its affiliated entities. In addition to its regulatory powers, the OCC has significant enforcement authority that it can use to address banking practices that it believes to be unsafe and unsound, violations of laws, and capital and operational deficiencies. The FDIC also has significant regulatory authority over the Bank and may impose further regulation at its discretion for the protection of the DIF. Such regulation and supervision are intended primarily for the protection of the DIF and for the Bank’s depositors and borrowers, and are not intended to protect the interests of investors in our securities. The CFPB has supervisory, examination and enforcement authority with respect to the principal federal consumer protection laws over institutions that have assets of $10 billion or more. The Bank was previously subject to such authority of the CFPB. However, because the Bank has reported assets of less than $10 billion for the last four consecutive quarters, it is currently subject to the CFPB's supervisory, examination and enforcement authority in this area. If the total assets of the Bank exceed $10 billion for four consecutive quarters in the future, the Bank will again be subject to the CFPB’s supervisory, examination and enforcement authority with respect to consumer protection laws and regulations. Since we believe the Bank’s assets will likely return to $10 billion in the near future, we will continue to operate as if we are subject to the CFPB’s supervisory, examination and enforcement authority. The CFPB also continues to assert authority over the Bank's implementation of the CFPB Consent Order discussed in Item 1. Business.

The Bank's business is also subject to state and federal consumer protection laws and regulations that provide for a private right of action and some of which pose a risk of class action lawsuits. In the current environment, there have been, and will likely be, significant changes to the banking and financial institutions regulatory regime, and it is not possible to predict the impact of all such changes on our results of operations. Changes to, or in the interpretation or implementation of, statutes, regulations or policies, heightened regulatory scrutiny, requirements or expectations, implementation of new government programs and plans, and changes to judicial interpretations of statutes or regulations could affect us in substantial and unpredictable ways. Among other things, such changes, as well as the implementation of such changes, could result in unintended consequences and could subject us to additional costs, constrain our resources, limit the types of financial services and products that we may offer, increase the ability of non-banks to offer competing financial services and products, and/or reduce our ability to effectively hedge against risk. See the Regulatory discussion, in Item 1. Business, herein, for further discussion of regulations applicable to us.

The Bank has entered into a Consent Order with the OCC, which requires the Bank to adopt or review and revise various plans, policies and procedures. Non-compliance with the Consent Order may lead to additional corrective actions by the OCC, civil penalties or other adverse actions, which could negatively impact our operations and financial performance.

Effective October 23, 2012, the Bank entered into a Consent Order with the OCC. Under the Consent Order, the Bank is required to adopt or review and revise various plans, policies and procedures related to, among other things, regulatory capital; enterprise risk management, liquidity and capital; allowance for loan and lease losses and our representation and warranty reserve; internal audit; internal loan review; concentrations; Bank Secrecy Act risk assessment, program, internal controls, customer due diligence, and independent testing; compliance management; flood insurance; and information technology. See the Consent Order discussion, in Item 1. Business, herein. The Bank has submitted policies and procedures to the OCC. The Consent Order requires the Bank to implement and ensure adherence to the plans, policies and procedures. Although management continues to work on resolving the concerns of the OCC under the Consent Order, the OCC may not agree that it has resolved all of these issues.

While subject to the Consent Order, the Bank's management and board of directors will be required to focus a substantial amount of time on complying with its terms, which could adversely affect our financial performance. We cannot guarantee that the Bank will be able to fully comply with the Consent Order. In the event the Bank is in non-compliance with the terms of the Consent Order, the OCC has the authority to subject the Bank to additional corrective actions. In particular, if the Bank fails to submit a written capital plan within a time period acceptable to the OCC, or fails to implement a written capital plan for which the OCC has provided a written determination of no supervisory objection, then at the sole discretion of the OCC, the Bank may be deemed undercapitalized. If the OCC determines that the Bank is undercapitalized for purposes of the Consent Order, it may at its discretion impose certain additional corrective actions on the Bank's operations that are applicable to undercapitalized institutions. These corrective actions could negatively impact the Bank's operations and financial performance. Moreover, in the event the OCC believes that the Bank has failed to comply with the Consent Order, it could initiate further enforcement actions against the Bank, seek an injunction requiring the Bank and its officers and directors to comply with the Consent Order and seek civil money penalties against us and our officers and directors. Any failure by us to comply with the terms of the Consent Order or additional actions by the OCC could adversely affect our business, financial condition and results of operations. In addition, the Bank’s competitors may not be subject to similar actions, which could limit our ability to compete effectively. See the Consent Order discussion in Item 1. Business, herein, for further details.

We remain subject to the restrictions and conditions of the Supervisory Agreement. Failure to comply with the Supervisory Agreement could result in further enforcement action against us, which could negatively affect our results of operations and financial condition.

We remain subject to the Supervisory Agreement, which requires that we take certain actions to address issues identified by the OTS. The Supervisory Agreement is enforced by the Federal Reserve as the successor regulator to the OTS with respect to savings and loan holding companies. The Supervisory Agreement requires that we submit a capital plan; receive written non-objection before declaring or paying any dividend or other capital distribution, incurring or renewing any debt and engaging in affiliate transactions (with limited exceptions); comply with applicable regulatory requirements before making certain severance and indemnification payments; and provide notice prior to changes in directors and certain executive officers or entering into, renewing, extending or revising compensation or benefits agreements of such directors or executive officers, with such changes being subject to Federal Reserve approval. While we believe that we have taken numerous steps to comply with, and intend to comply with in the future, the requirements of the Supervisory Agreement, failure to comply with the Supervisory Agreement in the time frames provided, or at all, could result in additional enforcement orders or penalties, which could include further restrictions on us, assessment of civil money penalties on us, as well as our directors, officers and other affiliated parties and removal of one or more officers and/or directors. Any failure by us to comply with the terms of the Supervisory Agreement or additional actions by the Federal Reserve could adversely affect our business, financial condition and results of operations. Moreover, our competitors may not be subject to similar actions, which could limit our ability to compete effectively. See the Supervisory Agreement discussion in Item 1. Business, herein, for further details.

The Bank has entered into a Consent Order with the CFPB (the “CFPB Consent Order”) relating to the Bank’s loss mitigation and default servicing operations. Non-compliance with the CFPB Consent Order may lead to additional corrective actions by the CFPB, civil penalties or other adverse actions, which could negatively impact our operations and financial performance.

On September 29, 2014, the Bank and the CFPB entered into the CFPB Consent Order, which related to the Bank’s residential first mortgage loan loss mitigation and default servicing operations. There is no guarantee that the Bank will be able to fully comply with the CFPB Consent Order. In the event the Bank is in material non-compliance with the terms of the CFPB Consent Order, the CFPB has the authority to subject the Bank to additional corrective actions. Moreover, in the event the CFPB believes that the Bank has failed to comply with the CFPB Consent Order, it could initiate further enforcement actions against the Bank, seek an injunction requiring the Bank and its officers and directors to comply with the CFPB Consent Order and seek civil money penalties against us and our officers and directors. Any failure by the Bank to comply with the terms of the CFPB Consent Order or additional actions by the CFPB could adversely affect our business, financial condition and results of operations. In addition, the Bank’s competitors may not be subject to similar actions, which could limit our ability to compete effectively.

Financial services reform legislation has resulted in, among other things, numerous restrictions and requirements which could negatively impact our business and increase our costs of operations.

The Dodd-Frank Act has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act and its implementing regulations have increased our operating and compliance costs and our interest expense. In addition, compliance obligations have exposed us and will continue to expose us to additional noncompliance risk and could divert management’s focus from our business operations. Moreover, the Dodd-Frank Act did not address reform of Fannie Mae and Freddie Mac (collectively, government sponsored entities or the "GSEs"). While options for the reform of the GSEs have been released, no specific reform proposal has been enacted. The results of any such reform, and its effect on us, are difficult to predict and may result in unintended and materially adverse consequences. In addition, we cannot predict the impact of any future legislation or regulations that may affect our business or the financial institutions and their holding companies more broadly.

The CFPB reshaped the consumer financial laws through rulemaking and enforcement. Compliance with any such changes may impact our operations.

The CFPB has broad and unique rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers, including prohibitions against unfair, deceptive or abusive practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an "abusive" practice is new under the law. Although the Bank is currently subject to the OCC’s supervisory, examination and enforcement authority with respect to consumer protection laws and regulations, if it reports assets of more than $10 billion for four consecutive quarters, it will be subject to authority of the CFPB. The CFPB has also finalized a number of significant rules and guidance that impact nearly every aspect of the life cycle of a residential mortgage. The CFPB continues to revise these rules and propose new rules. In addition, forthcoming additional rulemaking affecting the residential mortgage business is expected. For further details, please refer to "Business-Regulation and Supervision- Consumer Protection Laws and Regulations."

The CFPB and consumer protection regulations promulgated under the Dodd-Frank Act or by the CFPB more generally, including regulations related to the origination and servicing of residential mortgages, could materially and adversely affect the manner in which we conduct our businesses, result in heightened federal regulation and oversight of our business activities, increase costs and potential litigation associated with our business activities and materially limit and restrict the Bank’s business, product offerings and services. Furthermore, our failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial condition or results of operations.

Expanded regulatory oversight over our business could significantly increase our risks and costs associated with complying with current and future regulations, which could adversely affect our financial condition and results of operations.

As a result of increasing scrutiny and regulation of the banking industry and consumer practices, we may face a greater number or wider scope of examinations, investigations, enforcement actions and litigation, thereby increasing our costs associated with responding to or defending such actions. In addition, increased regulatory inquiries and investigations, as well as any additional legislative or regulatory developments affecting our businesses, and any required changes to our operations resulting from these developments, could result in a loss of revenue, limit the products or services that we offer or increase the costs thereof, impose additional compliance costs, harm our reputation or otherwise adversely affect our businesses. Some of these laws may provide a private right of action that a consumer or class of consumers may seek to pursue to enforce these laws and regulations.

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

There is uncertainty regarding the future of Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have. The future roles of Fannie Mae and Freddie Mac could be reduced or eliminated and the nature of their guarantees could be limited or eliminated relative to historical measurements.

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

In the recent past, the housing and the residential mortgage markets have experienced a variety of difficulties and changed economic conditions. In response, federal and state governments, as well as the Agencies, have developed a number of programs and instituted a number of requirements on servicers in an effort to limit foreclosures and, in the case of the Agencies, to minimize losses on loans that they guarantee or own. These additional programs and requirements may increase operating expenses or otherwise increase the costs associated with servicing loans for others.

Increases in deposit insurance premiums and special FDIC assessments will adversely affect our earnings.

The Dodd-Frank Act required the FDIC to substantially revise its regulations for determining the amount of an institution's deposit insurance premiums. The Dodd-Frank Act also made changes, among other things, to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to financial institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2 percent as a long-term goal beyond what is required by statute. The FDIC has defined the deposit insurance assessment base for an insured depository institution as average consolidated total assets during the assessment period, minus average tangible equity. The assessment rate schedule for large financial institutions (i.e., financial institutions with at least $10 billion in assets) is determined by use of a scorecard that combines a financial institution's Capital, Asset Quality, Management, Earnings, Liquidity and Sensitivity ("CAMELS") ratings with certain forward-looking financial information. The FDIC may determine that we present a higher risk to the DIF than other banks due to certain factors. These factors include significant risks relating to interest rates, loan portfolio and geographic concentration, concentration of high credit risk loans, increased loan losses, regulatory compliance (including under existing agreements with regulators such as the Consent Order and Supervisory Agreement), existing and future litigation and other factors. As a result, we could be subject to higher deposit insurance premiums and special assessments in the future that could adversely affect our earnings. The Bank’s deposit insurance premiums and special assessments in the future also may be higher than competing banks may be required to pay.

Effective October 1, 2014, as a result of reporting assets of less than $10 billion for four consecutive quarters, the Bank was classified as a small institution for deposit insurance assessment purposes. As a small institution, the Bank is assigned to one of three Capital Groups based on our capitalization level. The Bank is also assigned to one of three Supervisory Groups based on the supervisory evaluations provided by the Bank’s primary federal regulator. Our assessment rate, as a small institution, is determined based upon the Risk Category to which we are assigned. Our Risk Category is determined based on a combination of our Supervisory and Capital Group assignments. Changes in the Bank’s CAMELs rating could adversely affect our Risk Category rating resulting in higher deposit insurance premiums and special assessments in the future.

We are subject to heightened regulatory scrutiny with respect to bank secrecy anti-money laundering, and economic sanctions statutes and regulations.

In recent years, regulators have intensified their focus on bank secrecy and anti-money laundering statutes, regulations and compliance requirements, as well as compliance with economic sanctions administered by OFAC, and we have been required to revise policies and procedures and install new systems in order to comply with regulations, guidelines and examination procedures in this area. More recently, the Bank agreed in the Consent Order to review and revise the Bank’s bank secrecy and anti-money laundering risk assessment and written program of policies and procedures adopted in accordance with the Bank Secrecy Act and update the status of the Bank’s plan and timeline for the implementation of enhanced bank secrecy and anti-money laundering internal controls. We cannot be certain that the policies, procedures and systems we have in place or may in the future put in place are or will be successful. Therefore, there is no assurance that in every instance we are and will be in full compliance with these requirements or the Consent Order. Banks that are not subject to consent orders have been heavily fined for violations of bank secrecy and anti-money laundering laws, and, thus, irrespective of compliance with the Consent Order, non-compliance with bank secrecy and anti-money laundering laws may result in significant fines.

We may incur fines, penalties and other negative consequences from regulatory violations, possibly even for inadvertent or unintentional violations.

We maintain systems and procedures designed to ensure that we comply with all applicable laws and regulations. However, some legal and regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Failure to comply with sanctions may also damage our reputation as described below and could restrict the ability of institutional investment managers to invest in our securities.

We are a holding company and therefore dependent on the Bank for funding of obligations and dividends.

As a holding company without significant assets other than the capital stock of the Bank, our ability to service our debt or preferred stock obligations, including interest payments on debentures underlying the trust preferred securities and dividend payments on the preferred stock we issued to the U.S. Treasury, is dependent upon available cash on hand and the receipt of dividends from the Bank on such capital stock. Our ability to pay dividends or make other capital distributions is also dependent upon available cash on hand and the receipt of dividends from the Bank its capital stock, among other factors. See "Risk Factors-Regulatory Risk - We may not be able to resume making future payments of dividends on our capital stock and interest on trust preferred securities" for further information. The declaration and payment of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Bank's board of directors and to applicable regulatory and legal limitations, including providing prior notice to or, following submission of an application, receiving approval from the OCC, complying with and continuing to comply with its approved capital plan submitted pursuant to the Consent Order and receiving approval from the Federal Reserve. If the Bank does not make dividend payments to us, we may not be able to service our debt or preferred stock obligations, which could have a material adverse effect on our financial condition and results of operations. Furthermore, under the Supervisory Agreement, the Federal Reserve has the authority, and under certain circumstances the duty, to prohibit or to limit our payment of dividends.

We may not be able to resume making future payments of dividends on our capital stock and interest on trust preferred securities.

We have not paid dividends on any of our stock in 2014 and 2013 and dividends on preferred stock were last paid in 2011. In addition, our ability to make dividend payments in the future is subject to the limitations set forth in the Supervisory Agreement, which provides that we must receive the prior written non-objection of the Federal Reserve in order to pay dividends and to receive dividends from the Bank, which are restricted by the Consent Order. In early 2012, we provided notice to the U.S. Treasury exercising our contractual right to defer our regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding. We also exercised our contractual right to defer interest payments with respect to our trust preferred securities. Under the terms of the related indentures, we may defer interest payments for up to 20 consecutive quarters without default or penalty. At December 31, 2014, we have deferred for 12 consecutive quarters. As a result of such deferrals, we are prohibited from making dividend payments on our capital stock, because the terms of the preferred stock and the trust preferred securities prohibit dividend payments and repurchases or redemptions of certain equity securities until all accrued and unpaid dividends and interest are paid, subject to limited exceptions. Also, under Michigan law, we are prohibited from paying dividends on our capital stock if, after giving effect to the dividend, (i) we would not be able to pay our debts as they become due in the usual course of business or (ii) our total assets would be less than the sum of our total liabilities plus the preferential rights upon dissolution of stockholders with preferential rights on dissolution which are superior to those receiving the dividend. There can be no assurances that we will be able to resume making these dividend and interest payments in the future, and our inability to do so after a number of quarters may cause us to default on those obligations. See Note 18 to the Consolidated Financial Statements for additional information regarding the Series C fixed rate cumulative non-convertible perpetual preferred stock.

Operational Risk

We recently restructured our executive team, and our new management team’s ability to execute our business strategy may not prove successful.

Many members of our executive team are new to the Company. These are significant changes implemented over a relatively short period of time. Some of our executive team members are in new positions or come from different companies and backgrounds, so it may take time for our new executive team to develop a coordinated management style. New executive teams also are generally more likely to experience turnover and may take more time to develop effective teamwork. Our restructured executive team has devoted substantial efforts to significantly change our business strategy and operational activities, yet there is no assurance that these efforts will prove successful or that the executive team will be able to successfully execute upon our business strategy and operational activities.

Our challenges in attracting and retaining members of senior management and other qualified employees in the future could affect our ability to operate effectively.

We depend on the services of our senior management and other qualified employees to carry out our business and investment strategies. We may experience challenges in attracting and retaining key members of senior management and other qualified employees due in part to our ongoing regulatory compliance issues, long-term performance issues and our geographic location away from other regions that have clusters of financial institutions. As we continue to refine and reshape our business model and execute our business plan, it is critical that we retain our senior management team and recruit qualified individuals to succeed existing key personnel that leave our employ. In addition, in order to grow and diversify our business, we will need to continue to attract and retain qualified banking and other personnel. Furthermore, we depend on senior management and other key employees to meet our regulatory compliance requirements under applicable laws regulations and our obligations under the Consent Order, Supervisory Agreement and CFPB Consent Order.

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

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. For example, in late 2013, the Bank sold a substantial portion of its MSRs to a third party but will continue to act as the subservicer on essentially all of the mortgage loans underlying such MSRs and thereby retain the right to receive certain fees relating to such subservicing activities but not certain liabilities associated with the MSRs. In addition, we continue to evaluate the expansion of our commercial and retail lending businesses. There are substantial risks and uncertainties associated with these and any other efforts to enter into new lines of business or introduce new products and services, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

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

When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including the Agencies, about the mortgage loans, and the manner in which they were originated. We have made, and will continue to make, such representations and warranties in connection with the sale of loans. Whole loan sale agreements require repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. We also are subject to litigation relating to these representations and warranties and the costs of such litigation may be significant. With respect to loans that are originated through our broker or correspondent channels, the remedies available against the originating broker or correspondent, if any, may not be as broad as the remedies available to purchasers, guarantors and insurers of mortgage loans against us. In addition, we also face further risk that the originating broker or correspondent, if any, may not have financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser, guarantor or insurer enforces its remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims, the liquidity, results of operations and financial condition may be adversely affected.

Our mortgage business depends, in part, upon third party mortgage originators who do not originate mortgages for us exclusively and over whom we have less control.

Our mortgage business depends, in part, upon the use of third party mortgage originators who are not our employees. These third parties originate mortgages and provide services to many different banks and other entities. Accordingly, they may have relationships with or loyalties to such banks and other parties that are different from those they have with or to us. Failure to maintain good relations with such third party mortgage originators could have a negative impact on our business. Moreover, we must rely on the third party mortgage originators in making and documenting the mortgage loans. While we perform investigations on the mortgage companies with whom we do business and review the loan files and loan documents we purchase to attempt to detect any irregularities or legal noncompliance, we have less control over these originators than employees of the Bank. Our ability to control the third party mortgage originators could have an adverse impact on our business. In addition, these arrangements with third party mortgage originators and the fees payable by us to such third parties could be subject to additional regulatory scrutiny and restrictions in the future.

Our representation and warranty reserve for losses could be insufficient.

We currently maintain a representation and warranty reserve, which is a liability on the Consolidated Statements of Financial Condition, to reflect our best estimate of probable losses that have been incurred on loans that we have sold or securitized into the secondary market and must subsequently repurchase or with respect to which we must indemnify the purchasers and insurers because of violations of customary representations and warranties. Our representation and warranty reserve takes into account both our estimate of probable losses inherent in loans sold during the current accounting period, as well as adjustments to our previous estimates of probable losses inherent in loans sold based upon a number of factors. In addition, the OCC, as part of its supervisory function, periodically reviews our representation and warranty reserve. The OCC may require us to increase our representation and warranty reserve or to recognize further losses, based on its judgment, which may be different from that of our management. The results of such reviews could have an effect on the Bank’s reserves. In each case, these estimates are based on our most recent data regarding loan repurchases, and actual credit losses on repurchased loans and rely on managements’ assumptions, estimates and judgment, which are inherently uncertain. We also make increases or decreases to the representation and warranty reserve based on current loan sales which reduces our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our representation and warranty reserve - change in estimate. Both the assumptions and estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses. If additional reserves are required, it could have an adverse effect on our financial condition and results of operations. See Note 16 to the consolidated financial statements for additional information regarding the representation and warranty reserve.

Our mortgage business profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.

Our loan portfolio is significantly concentrated in residential mortgage loans. Mortgage originations, especially refinancing activity, decline in rising interest rate environments. While we have been experiencing relatively low interest rates, the low interest rate environment likely will not continue indefinitely. When interest rates increase, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage business depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

Our ability to originate and sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by the Agencies and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are government-sponsored enterprises whose activities are governed by federal law, any future changes in laws that significantly affect the activity of the Agencies could, in turn, adversely affect our operations. In September 2008, the Agencies were placed into conservatorship by the U.S. government. Although the conservatorship has not had a significant or adverse effect on our operations, it is currently unclear whether further changes to the Agencies’ operations or their role in the mortgage securitization market would significantly and adversely affect our operations. Numerous options to reform or dissolve the Agencies have been suggested by various stakeholders, but the effects of any such reform or dissolution, and their impact on us, are difficult to predict. To date, no reform or dissolution proposal has been enacted. In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by the Agencies and other institutional and non-institutional investors. Our ability to remain eligible to originate and securitize government insured loans may also depend on having an acceptable peer-relative delinquency ratio for FHA loans and maintaining a delinquency rate with respect to Ginnie Mae pools that are below Ginnie Mae guidelines. In the case of Ginnie Mae pools, the Bank has repurchased past due loans to maintain compliance with the minimum required delinquency ratios. Although these loans are typically insured as to principal by FHA, such repurchases increase our liquidity needs, and there can be no assurance that we will have sufficient liquidity to continue to purchase such loans out of the Ginnie Mae pools. In addition, due to our unilateral ability to repurchase such loans out of the Ginnie Mae pools, we are required to account for them on our balance sheet whether or not we choose to repurchase them, which could adversely affect our capital ratios.

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

Officials in 50 states and the District of Columbia concluded a joint investigation of foreclosure practices across the industry and proposed significant changes in servicing practices related to foreclosures and substantial penalties, and, in the first quarter of 2012, DOJ announced that the federal government and attorneys general of 49 states (the state of Oklahoma reached a separate agreement) reached a $25 billion settlement agreement with five of the largest servicers to address mortgage loan servicing and foreclosure abuses. We were not a party to this settlement, but we reached a separate settlement with DOJ on related matters. Although we are continuing to review available information to ascertain the potential impact of the settlement agreement on servicing and foreclosure practices, there are a number of structural differences between our business model and the resulting practices and those of the larger servicers that have been publicized in the media. For example, we do not engage in the practice of bulk purchases of loans from other servicers or investors, nor have we engaged in any acquisitions that typically result in multiple servicing locations and integration issues from both a processing and personnel standpoint. As a result, we are not required to service seasoned loans following a transfer. In addition, we sell servicing rights with some regularity and the sale of servicing rights has allowed for a more reasonable volume of loans that our staff has to manage. Despite these structural differences, we expect to incur additional costs and expenses in connection with foreclosure procedures. In addition, there can be no assurance that we will not incur additional costs and expenses as a result of legislative, administrative or regulatory investigations or actions relating to foreclosure procedures.

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

    Our mortgage origination business is subject to the cyclical and seasonal trends of the real estate market. Cyclicality in our industry could lead to periods of strong growth in the mortgage and real estate markets following by periods of sharp declines and losses in such markets. One of the primary influences on our mortgage business is the aggregate demand for mortgage loans in our market areas, which is affected by prevailing interest rates. If we are unable to respond to the cyclicality of our industry by appropriately adjusting our operations, headcount and overhead, our business, financial condition and results of operations could be adversely affected.

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

Based on the weight of all the positive and negative evidence at December 31, 2013, management concluded that it was more likely than not that the net deferred tax assets would be realized based upon future taxable income and therefore, reversed 100 percent of the valuation allowance on our federal deferred tax asset and a portion of our state deferred tax asset at December 31, 2013.

At December 31, 2014, approximately $321.0 million of our deferred tax assets was disallowed when calculating regulatory capital. Applicable banking regulations permit us to include these deferred tax assets, up to a maximum amount, when calculating our regulatory capital to the extent these assets will be realized based on future projected earnings within one year of the report date.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at December 31, 2014 and 2013 that the net deferred tax asset will be realized, was based upon management's estimate of future taxable income. Management's estimate of future taxable income was based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believed to be reasonable although inherently subject to significant judgment. Factual results may differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, and if so, the valuation allowance may need to be increased for some or all of our deferred tax asset. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on our financial condition and results of operations. For a further discussion of the deferred tax asset, see Note 21 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

We have restated information from our prior period financial statements and identified a material weakness in our internal control over financial reporting, which could have a material adverse effect on our business.

In this Form 10-K we are restating certain information in the consolidated cash flow statements that were included in our 2013 Form 10-K and quarterly reports on Form 10-Q for each of the quarters in 2014. For further detail on the financial statement impacts and the adjustments made as a result of the restatement, see Notes 1 and 27 of the consolidated financial statements.

Our management determined that there was a material weakness in our internal control over financial reporting with respect to our Consolidated Statement of Cash Flow for the year ended December 31, 2014. As a result of this determination, management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2014. The specific material weakness is described herein in Part II -Item 9A, Controls and Procedures under Management’s Report on Internal Control Over Financial Reporting. We have taken a number of actions and continue to devote significant time and attention to remedy the identified material weakness in internal control over financial reporting. However, if we do not complete our remediation in a timely manner or if our remediation plan is inadequate, there will continue to be an increased risk of future material misstatements in our annual or interim financial statements. Restatements could subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, investor litigation and other adverse actions. Moreover, we may be the subject of negative publicity focusing on the financial statement adjustments and resulting restatement and negative reactions from our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business, operating results and financial condition.

General Risk Factors

Our framework for managing risks may not be effective in mitigating risk and loss to us.

We have experienced significant issues relating to risk management, and our regulators, including the OCC, continue to focus on our risk management practices and deficiencies. We recently faced issues with respect to continuity in our risk management practices following the departure of our chief risk officer in 2013, who was replaced in June 2014. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. Although we have made, and continue to make, material changes to our risk management framework, in part due to guidance provided by our regulators and consultants, there are inherent limitations to our risk management strategies as there may exist, or develop in the future risks that we have not appropriately anticipated or identified. Furthermore, as our business changes or grows in the future, our risk management framework may not keep pace with such changes and developments, and we may not be able to appropriately identify, monitor or manage new risks associated with our changing business. If our risk management framework proves ineffective, we could suffer unexpected losses which could have a materially adverse effect on our results of operations or financial condition.

Our network and computer systems on which we depend could fail, experience an interruption, or experience a cyber-security attack which could adversely affect our business, financial condition and results of operations.

Our businesses are dependent on our ability to process, record and monitor a large number of complex transactions. If our financial, accounting, or other data processing systems fail, experience an interruption or breach in security or have other significant shortcomings, we could be materially adversely affected. Our computer systems could be vulnerable to unforeseen problems. Because we conduct part of our business over the Internet and outsource several critical functions to third parties, our operations depend on our ability, as well as that of third-party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Any damage or failure that causes interruptions in operations could have a material adverse effect on our business, financial condition and results of operations.

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

To date we have not experienced any material incidents relating to cyber-security or other forms of information security breaches, although there can be no assurance that we will not suffer such losses in the future given the rapidly expanding and evolving cyber-security threats that exists today. This is especially true because techniques used tend to change frequently or are not recognized until launched, and attacks can originate from a wide array of sources, including unrelated third parties. These risks may increase in the future given our increased emphasis on Internet based products and services, including mobile banking and mobile payments. As cyber-security threats continue to evolve, we may be required to expend additional resources to continue to modify or refine our protective measures against these threats, and we may be unable to anticipate or implement effective preventative measures against security breaches. There are no assurances that our security measures or efforts to upgrade and maintain our computer and network systems and processes will be adequate and any failures, interruptions or security breaches could adversely affect our business, financial condition and results of operations.

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

Our net deferred tax asset includes both federal and state operating losses. During the fourth quarter 2013, we reversed 100 percent of the valuation allowance on the federal DTA and a portion of the state DTA, which had been previously established as of September 30, 2009. Our ability to use our deferred tax assets to offset future taxable income will be significantly limited if we experience an "ownership change" as defined for U.S. federal income tax purposes. MP Thrift, our controlling stockholder held approximately 63.2 percent of common stock as of December 31, 2014. As a result of MP Thrift's ownership, issuances or sales of common stock or other securities in the future or certain other direct or indirect changes in ownership, could result in an "ownership change" under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Section 382 of the Code imposes restrictions on the use of a corporation’s net operating losses, certain recognized built-in losses, and other carryovers after an "ownership change" occurs. An "ownership change" is generally a greater than 50 percentage point increase by certain "five percent shareholders" during the testing period, which is generally the three year-period ending on the transaction date. Upon an "ownership change," a corporation generally is subject to an annual limitation on its prechange losses and certain recognized built-in losses equal to the value of the corporation’s market capitalization immediately before the "ownership change" multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of prechange losses and certain recognized built-in losses that may be utilized. Prechange losses and certain recognized built-in losses in excess of the cap are effectively lost.

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

At any given time, we are defending ourselves against a number of legal and regulatory proceedings. Proceedings or actions brought against us may result in judgments, settlements, fines, penalties, injunctions, business improvement orders, consent orders, supervisory agreements, restrictions on our business activities or other results adverse to us, which could materially and negatively affect our businesses. If such claims and other matters are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for those products and services. In addition, some of the laws and regulations to which we are subject may provide a private right of action that a consumer or class of consumers may pursue to enforce these laws and regulations. We also have been, and may continue to be in the future, subject to stockholder derivative actions, which could seek significant damages or other relief. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Moreover, claims asserted against us can be highly complicated and slow to develop, thus making the outcome of such proceedings difficult to predict or estimate early in the process. As a participant in the financial services industry, it is likely that we will continue to experience a high level of litigation and regulatory scrutiny and investigations relating to our business and operations. The results of these legal and regulatory proceedings could lead to significant monetary damages or penalties, restrictions on the way in which we conduct our business, or reputational harm.

Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal and regulatory proceedings, amounts accrued may not represent the ultimate loss to us from the legal and regulatory proceedings in question. Thus, our ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies.

For a further discussion of the unpredictability of legal proceedings and description of certain of our pending legal proceedings, see Note 23 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2014, we operated through our headquarters in Troy, Michigan, a regional office in Jackson, Michigan, 107 banking centers in Michigan and 16 home loan centers in 13 states. We also maintain five wholesale lending offices, one warehouse lending office, one underwriting office and one commercial lending office. Our banking centers consist of 75 free-standing office buildings, eight in-store banking centers and 24 centers in buildings in which there are other tenants, typically strip malls.

We own the buildings and land for 71 of our offices (including our headquarters), own the building, but lease the land for one office, and lease the remaining 77 offices. The offices that we lease have lease expiration dates ranging from 2015 to 2023.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is party to legal proceedings incident to its business. See Note 23 of the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NYSE under the trading symbol FBC. At December 31, 2014, there were 56,332,307 shares of our common stock outstanding held by approximately 17,117 stockholders of record. The following table shows the high and low sale prices for our common stock during each calendar quarter during 2014 and 2013.

Quarter Ending	Highest Sale Price	Lowest Sale Price
December 31, 2014	$16.78	$14.42
September 30, 2014	19.25	16.26
June 30, 2014	21.83	16.43
March 31, 2014	22.57	19.57
December 31, 2013	$19.62	$14.25
September 30, 2013	16.96	13.75
June 30, 2013	14.94	12.41
March 31, 2013	20.25	13.03

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

Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	63,598	$94.33	737,861

(1)
See Note 20 of the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for additional information regarding the 2006 Equity Incentive Plan (the “2006 Plan”).

Sale of Unregistered Securities

We made no unregistered sales of our equity securities during the fiscal year ended December 31, 2014.

Issuer Purchases of Equity Securities

We made no purchases of equity securities during the fiscal year ended December 31, 2014.

Performance Graph

CUMULATIVE TOTAL STOCKHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
DECEMBER 31, 2009 THROUGH DECEMBER 31, 2014

	Nasdaq Financial	Nasdaq Bank	S&P Small Cap 600	Russell 2000	Flagstar Bancorp
December 31, 2009	100	100	100	100	100
December 31, 2010	112	112	125	125	27
December 31, 2011	97	98	125	118	8
December 31, 2012	111	113	143	136	32
December 31, 2013	153	158	200	186	33
December 31, 2014	157	162	209	193	26

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data and percentages)
Summary of Consolidated
Statements of Operations
Interest income	$285,561	$330,687	$480,970	$465,409	$532,781
Interest expense	39,271	144,036	183,739	220,036	322,118
Net interest income	246,290	186,651	297,231	245,373	210,663
Provision for loan losses	(131,553)	(70,142)	(276,047)	(176,931)	(426,353)
Net interest income (loss) after provision for loan losses	114,737	116,509	21,184	68,442	(215,690)
Noninterest income	361,065	652,343	1,021,242	385,516	453,680
Noninterest expense	579,246	918,115	989,695	634,680	610,699
(Loss) income before federal income taxes provision	(103,444)	(149,263)	52,731	(180,722)	(372,709)
(Benefit) provision for federal income taxes (1)	(33,979)	(416,250)	(15,645)	1,056	2,104
Net (loss) income	(69,465)	266,987	68,376	(181,778)	(374,813)
Preferred stock dividends/accretion	(483)	(5,784)	(5,658)	(17,165)	(18,748)
Net (loss) income attributable to common stock	$(69,948)	$261,203	$62,718	$(198,943)	$(393,561)
(Loss) income per share:
Basic (2)	$(1.72)	$4.40	$0.88	$(3.62)	$(24.36)
Diluted (2)	$(1.72)	$4.37	$0.87	$(3.62)	$(24.36)
Weighted average shares outstanding:
Basic (2)	56,247	56,063	55,762	55,434	16,157
Diluted (2)	56,247	56,518	56,194	55,434	16,157

Mortgage loans originated (3)	$24,607,550	$37,481,877	$53,586,856	$26,612,800	$26,560,810
Other loans originated	$490,849	$300,823	$754,155	$700,969	$40,420
Mortgage loans sold and securitized	$24,407,054	$39,074,649	$53,094,326	$27,451,362	$26,506,672
Interest rate spread (4)	2.80%	1.50%	1.96%	1.85%	1.43%
Net interest margin (5)	2.91%	1.72%	2.26%	2.07%	1.67%
Average interest earning assets	$8,400,413	$10,881,618	$13,104,401	$11,803,670	$12,522,639
Average interest paying liabilities	$6,780,341	$9,337,936	$10,786,252	$10,539,369	$11,437,410
Average stockholders’ equity	$1,406,038	$1,238,550	$1,192,281	$1,185,731	$1,074,571
Return on average assets	(0.71)%	2.08%	0.43%	(1.49)%	(2.81)%
Return on average equity	(4.97)%	21.09%	5.26%	(16.78)%	(36.63)%
Efficiency ratio	95.4%	109.4%	75.1%	100.6%	91.9%
Equity/assets ratio (average for the period)	14.22%	9.87%	8.10%	8.88%	7.66%
Net charge-offs to average LHFI	1.07%	4.00%	4.43%	2.14%	9.34%

(1)	The effective tax rate was 32.9 percent, 29.7 percent, 0.6 percent and 0.6 percent for the years ended December 31, 2014, 2012, 2011 and 2010, respectively.

(2)	For the years ended December 31, 2011 and 2010, the amounts have been restated for one-for-ten stock split announced September 27, 2012 and began trading on October 11, 2012.

(3)	Includes residential first mortgage and second mortgage loans.

(4)
Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(5)	Net interest margin is the annualized effect of the net interest income divided by that period's average interest-earning assets.

	December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data and percentages)
Summary of Consolidated
Statements of Financial Condition
Total assets	$9,839,851	$9,407,301	$14,082,012	$13,637,473	$13,643,504
Loans receivable, net	$6,522,705	$6,637,247	$10,914,163	$10,420,739	$10,291,435
Mortgage servicing rights	$257,827	$284,678	$710,791	$510,475	$580,299
Total deposits	$7,068,606	$6,140,326	$8,294,295	$7,689,988	$7,998,099
Federal Home Loan Bank advances	$514,000	$988,000	$3,180,000	$3,953,000	$3,725,083
Long-term debt	$331,194	$353,248	$247,435	$248,585	$248,610
Stockholders' equity (1)	$1,372,821	$1,425,874	$1,159,362	$1,079,716	$1,259,663
Book value per common share (2)	$19.64	$20.66	$16.12	$14.80	$18.30
Number of common shares outstanding (2)	56,332	56,138	55,863	55,578	55,331
Ratio of allowance for loan losses to nonperforming LHFI (3) (4)	255.7%	145.9%	76.3%	65.1%	86.1%
Ratio of allowance for loan losses to LHFI (3) (4)	7.01%	5.42%	5.61%	4.52%	4.35%
Ratio of nonperforming assets to total assets (3)	1.42%	1.95%	3.70%	4.43%	4.35%
Equity-to-assets ratio	13.95%	15.16%	8.23%	7.92%	9.23%
Common equity-to-assets ratio	11.24%	12.33%	6.38%	6.05%	7.41%
Tier 1 capital ratio (to adjusted total assets) (5)	12.43%	13.97%	9.26%	8.95%	9.61%
Total risk-based capital ratio (to risk-weighted assets) (5)	23.85%	28.11%	17.18%	16.64%	18.55%
Number of banking centers	107	111	111	111	162
Number of employees (excluding loan officers and account executives)	2,530	2,894	3,328	2,839	3,001
Number of loans officers and account executives	209	359	334	297	278

(1)	Includes preferred stock totaling $266.7 million, $266.2 million, $260.4 million, $254.7 million and $249.2 million at December 31, 2014 through 2010, respectively.

(2)	Restated for one-for-ten reverse stock splits effective on October 10, 2012 and May 27, 2010.

(3)	Bank only assets and does not include nonperforming loans held-for-sale.

(4)	Excludes loans carried under the fair value option

(5)
Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk-based capital. These ratios are applicable to the Bank only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of our financial condition and results of operations. You should read this item in conjunction with our Consolidated Financial Statements and related notes filed with this report in Part II, Item 8. Financial Statements and Supplementary Data and the description of our business filed here within Part 1, Item I. Business.

Overview

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At December 31, 2014, our total assets were $9.8 billion, making us the largest bank headquartered in Michigan and one of the top ten largest savings banks in the United States. We have four major operating segments: Mortgage Originations, Mortgage Servicing, Community Banking and Other. Through these lines of business, we emphasize the delivery of a complete set of mortgage and banking products and services and are distinguished by local delivery, customer service and product pricing.

Recent Developments

Organizational Restructuring

On January 16, 2014, we completed an organizational restructuring to reduce expenses consistent with our previously communicated strategy of optimizing our cost structure across all business lines. As part of this restructuring initiative, we reduced full-time equivalents by approximately 350 during the first quarter 2014. Including the restructuring completed in the third quarter 2013, we have reduced staffing levels across the organization by approximately 600 full-time equivalents from our September 30, 2013 level.

Change in Accountants

We made a decision to change audit firms in 2014. On October 24, 2014, the Audit Committee of the Company and the Bank approved the dismissal of Baker Tilly Virchow Krause, LLP and the appointment of PricewaterhourseCoopers, LLP. Further details regarding this change can be found on our Interim Report on Form 8-K, which was filed on October 30, 2014, and will be available via the Form 8-K/A filing related to this matter that management intends to make following the filing of this report on Form 10-K.

Consumer Financial Protection Bureau Settlement

The Bank has entered into a Consent Order with the Consumer Financial Protection Bureau (the "CFPB"). The Consent Order relates to alleged violations of federal consumer financial laws arising from the Bank's loss mitigation practices and default servicing operations dating back to 2011. Under the terms of the consent order, the Bank has paid $27.5 million for borrower remediation and $10.0 million in civil money penalties. The settlement does not involve any admission of wrongdoing on the part of the Bank or its employees, directors, officers or agents.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP and reflect general practices within our industry. Our significant accounting standards are described in Note 1 to the Consolidated Financial Statements. Certain of our significant accounting policies require complex judgments and estimates to determine values of assets and liabilities. The more judgmental, uncertain and complex estimates are further discussed below. These estimates are based on information available to management as of the date of the Consolidated Financial Statements. Accordingly, as this information changes, future financial statements could reflect different estimates or judgments.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses that are inherent in our loans held-for-investment portfolio but which have not yet been realized as of the date of our Consolidated Statements of Financial Condition. We recognize these losses when (a) available information indicates that it is probable that a loss has occurred and (b) the amount of the loss can be reasonably estimated. We believe that the accounting estimates related to the allowance for loan losses are critical because they require us to make subjective and complex judgments about the effect of matters that are inherently uncertain. As a result, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. Our methodology for assessing the adequacy of the allowance involves a significant amount of judgment. Although management believes its process for estimating the allowance for loan losses adequately considers all of the factors that could potentially result in loan losses, the process also includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect operations or financial position in future periods.

Consumer loans.    Impaired residential loans include loan modifications considered to be TDRs as well as all nonperforming loans. Fair value of nonperforming residential mortgage loans, including re-defaulted TDRs and certain other severely past due loans, is based on the underlying collateral value obtained through appraisals or broker's price opinions, updated at least semi-annually, less management's estimates of cost to sell. The allowance allocated to TDRs performing under the terms of their modification is based on the present value of the expected future cash flows discounted at the loan's effective interest rate as these loans are not considered to be collateral dependent.

For those loans not individually evaluated for impairment, management has sub-divided the consumer loans into homogeneous portfolios for which the allowance for loan losses is determined on a collective basis utilizing a historical loss model that includes a qualitative factor component.

The model is based on historical loss rates and utilizes a loss emergence period that represents the average amount of time between when the loss event first occurs and when the specific loan is charged-off. The time period starts when the borrower first begins to experience financial difficulty and continues until the actual loss becomes visible to the Company.

Management utilizes a qualitative factor matrix related to each loan class in the consumer portfolio, which includes the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, changes in concentrations of credit, and other internal or external factor changes. These factors are used to reflect changes in the collectability of the portfolio not captured by the historical loss model. As such, the qualitative factors supplement actual loss experience based on management's judgment to estimate the loss within the loan portfolios based upon market and other indicators.

Commercial loans. Nonperforming commercial and commercial real estate loans are considered to be impaired and have an allowance allocated based on the underlying collateral's appraised value, less management's estimates of costs to sell. In estimating the fair value of collateral, we utilize outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans. Appraisals are updated at least annually but may be obtained more frequently if changes to the property or market conditions warrant.

For those loans not individually evaluated for impairment, management has sub-divided the commercial loans into homogeneous portfolios for which the allowance for loan losses is determined on a collective basis utilizing a historical loss model that represent management’s best estimate of inherent loss.

The commercial loan portfolio is segmented into commercial "legacy" loans (loans originated prior to January 1, 2011 and all loans risk rated substandard or worse) and commercial "new" loans (loans originated on or after January 1, 2011 and former "legacy" loans that have been re-underwritten using the current underwriting standards). Due to the changes in our strategy and to changes in underwriting and origination practices and controls related to that strategy, management determined the segmentation better reflected the dynamics in the two portfolios. The loss rates attributed to the "legacy" portfolio are based on historical losses of this segment. Due to the brief period of time that loans in the "new" portfolio have been outstanding, and thus the absence of a sufficient loss history for that portfolio, we used loss data from a third party data aggregation firm (adjusting for our qualitative factors) as a proxy for estimating an allowance for loan losses on the "new" portfolio. We separately identify a population of commercial banks with similar size balance sheets (and loan portfolios) to serve as our peer group. We use this peer group's publicly available historical loss data (adjusted for our qualitative factors) as a new proxy for loss rates used to determine the allowance for loan losses on our "new" commercial portfolio.

Management uses a qualitative factor matrix for each loan segment in the portfolio, which includes the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, changes in concentrations of credit, and changes in other external factors. These factors are used to reflect changes in the collectability of the portfolio not captured by the historical loss rates. As such, the qualitative factors supplement actual loss experience and allow us to better estimate the loss within the loan portfolios based upon market and other indicators.

Deferred Tax Assets

We apply a more-likely-than-not recognition threshold for all tax uncertainties. Such uncertainties include any claims by the Internal Revenue Service for income taxes, interest, and penalties attributable to audits of open tax years.

Net deferred tax assets, reported as a component of other assets on the Consolidated Balance Sheet, represent the net decrease in taxes expected to be paid in the future because of net operating losses ("NOL"), tax credit carryforwards and the future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws versus their bases as reported in the financial statements. NOL and tax credit carryforwards result in reductions to future tax liabilities, and many of these attributes can expire if not utilized within certain periods. We consider the need for valuation allowances to reduce net deferred tax assets to the amounts that we estimate are more-likely-than-not to be realized. While we have established some valuation allowances for certain state deferred tax assets, we have concluded that no valuation allowance was necessary with respect to all U.S. federal deferred tax assets, including NOL and tax credit carryforwards. Management’s conclusion is supported by future forecasts of taxable income and historical experience adjusted for items considered to not be reflective of the Company’s ability to generate future earnings. Significant changes to our estimates, such as a substantial worsening of the mortgage origination market, a rapid decline in home prices or an economic recession, could lead management to reassess its valuation allowance conclusions. See Note 21 to the Consolidated Financial Statements for additional information.

Representation and Warranty Reserve

When we sell mortgage loans we make customary representations and warranties to the purchasers about various characteristics of each loan. The estimate of the liability for obligations under representations and warranties relating to transfers of residential mortgage loans is dependent on a variety of factors. These factors include actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that we will receive a repurchase request, including consideration of whether presentation thresholds will be met and estimated probability that we will be required to repurchase a loan. The estimate of the liability for obligations under representations and warranties is based upon currently available information, significant judgment and a number of other factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of our liability. The representations and warranties provision may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests, and other relevant facts and circumstances.

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

At December 31, 2014 and 2013, Level 3 assets recorded at fair value on a recurring basis totaled $575.2 million and $514.7 million, or 5.8 percent and 5.5 percent of total assets, respectively, and consisted primarily of loans held-for-investment, MSRs, a reverse repurchase agreement investment and mortgage rate lock commitments. At December 31, 2014 and 2013, there were $165.4 million and $198.8 million Level 3 liabilities recorded at fair value on a recurring basis, respectively, which primarily consisted of long-term debt and DOJ litigation.

At December 31, 2014 and 2013, Level 3 assets recorded at fair value on a non-recurring basis were $92.8 million and $106.4 million, respectively, and no Level 3 liabilities were recorded at fair value on a non-recurring basis. The Level 3 assets recorded at fair value on a non-recurring basis were 0.9 percent and 1.1 percent of total assets at December 31, 2014 and December 31, 2013, respectively, and consisted of residential first mortgage and commercial real estate impaired loans held-for-investment and repossessed assets.

Mortgage Servicing Rights. When we sell mortgage loans in the secondary market, we usually retain the right to continue to service these loans and earn a servicing fee. At the time the loan is sold on a servicing retained basis, we record the MSR as an asset at its fair value. Determining the fair value of MSRs involves a calculation of the present value of a set of market driven and MSR specific cash flows. MSRs do not trade in an active market with readily observable market prices. However, the market price of MSRs is generally a function of demand and interest rates. When mortgage interest rates decline, mortgage loan prepayments more frequently increase to the extent customers refinance their loans. If this happens, the income stream from a MSR portfolio will decline and the fair value of the portfolio will decline. Similarly, when mortgage interest rates increase, mortgage loan prepayments tend to slow and therefore the value of the MSR tends to increase. Accordingly, we must make assumptions about future interest rates and other market conditions in order to estimate the current fair value of our MSR portfolio. In certain circumstances, based on the probability of the completion of a sale of MSRs pursuant to a bona-fide purchase offer, we consider the bid price of that offer and identifiable transaction costs in comparison to the calculated fair value and may adjust the estimate of fair value to reflect the terms of the pending transaction. See Notes 1, 11 and 24 of the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for additional information on MSRs. On an ongoing basis, we compare our fair value estimates based on both unobservable inputs and market inputs, where available, to report the various assumptions. On a quarterly basis, the value of our MSR portfolio is reviewed by an outside valuation expert. See Note 24 of the Consolidated Financial Statements for an interest rate sensitivity analysis on the MSRs.

DOJ litigation. Upon settlement of the DOJ litigation, we elected the fair value option to account for the liability representing the remaining future payments. As of December 31, 2014 the remaining future payments totaled $118.0 million for which we use a discounted cash flow model to determine the current fair value. The model utilizes our forecast and considers multiple scenarios and possible outcomes that impact the timing of the additional payments which are discounted using a risk free rate adjusted for non-performance risk that represents our credit risk. These scenarios are probability weighted and consider the view of an independent market participant to estimate the most likely fair value of the liability. As of December 31, 2014, the liability was $81.6 million.

Refer to Note 24 of the Notes to Consolidated Financial Statements, herein for a further discussion of fair value measurements.

Accounting and Reporting Developments

See Note 1 to the Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on our Consolidated Financial Statements.

Summary of Operations

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net interest income	$246,290	$186,651	$297,231
Provision for loan losses	(131,553)	(70,142)	(276,047)
Total noninterest income	361,065	652,343	1,021,242
Total noninterest expense	579,246	918,115	989,695
Benefit for income taxes	(33,979)	(416,250)	(15,645)
Net (loss) income attributable to common stock	$(69,948)	$261,203	$62,718

Our net loss applicable to common stock for the year ended December 31, 2014 was $69.9 million (loss of $1.72 per diluted share), compared to net income of $261.2 million ($4.37 per diluted share) for the year ended December 31, 2013.

Net interest income increased $59.6 million for the year ended December 31, 2014 as compared to the same period in 2013 primarily due to our prepayment of Federal Home Loan Bank advances in December 2013 and the deployment of interest earning deposits into higher yielding investment securities during 2014.

Provision for loan losses increased by $61.4 million for the year ended December 31, 2014 as compared to the same period in 2013 primarily driven by a change in estimate of our loss emergence period and an increase in the allowance pertaining to our assessment of the risk associated with payment resets relating to interest-only loans.

Noninterest income decreased $291.3 million for the year ended December 31, 2014 as compared to the same period in 2013, primarily due to a $226.9 million reduction in net gain on loan sales and loan fees and charges consistent with an overall residential mortgage industry production decrease, largely impacted by the interest rate environment and the continuing evolution of the application of new underwriting expectations established by the industry regulators and GSEs. This was slightly offset by an increase in our market share.

Noninterest expense decreased $338.9 million for the year ended December 31, 2014 as compared to the same period in 2013. In 2014, our ongoing efforts to optimize our cost structure and manage expenses in line with our current business model and operating requirements drove a combined $73.2 million reduction in compensation and benefits and legal and professional fees. The remaining decline is primarily due to the $177.6 million loss on the prepayment of debt and an $85.3 million higher fair value expense recorded associated with the DOJ settlement incurred in 2013.

Income tax benefit decreased $382.3 million for the year ended December 31, 2014 as compared to the same period in 2013 primarily due to the reversal of the deferred tax asset valuation allowance in 2013.

Net Interest Income

2014 Compared to 2013

Net interest income increased $59.6 million for the year ended December 31, 2014, compared to the same period in 2013, primarily due to the prepayment of long-term Federal Home Loan Bank advances and lower interest earning asset and interest bearing liability levels. The overall cost of funds decreased to 0.58 percent for the year ended December 31, 2014, as compared to 1.53 percent for the year ended December 31, 2013. Net interest income represented 40.6 percent of our total revenue during the year ended December 31, 2014, compared to 22.2 percent for the year ended December 31, 2013. Our consolidated net interest margin for the year ended December 31, 2014 increased 119 basis points to 2.91 percent, as compared to 1.72 percent for the year ended December 31, 2013.

Interest income decreased $45.1 million for the year ended December 31, 2014, compared to the same period in 2013, primarily due to lower average balances in our mortgage loans available-for-sale and warehouse loans held-for-investment portfolios. Lower asset levels in these portfolios were primarily due to a decrease in mortgage loan originations during the year ended December 31, 2014, as compared to the year ended December 31, 2013 which reflects an industry-wide reduction in mortgage loan originations due to slightly higher rates and tightened industry credit standards.

Interest expense decreased $104.8 million for the year ended December 31, 2014, compared to the same period in 2013, primarily due to a decrease of $2.6 billion in average interest-bearing liabilities. This decline was the result of a $2.0 billion decrease in average Federal Home Loan Bank advances and a $0.6 billion decrease in the average balance of deposits.

2013 Compared to 2012

Net interest income decreased $110.6 million for the year ended December 31, 2013, compared to the same period in 2012, primarily due to a $2.2 billion decrease in the average balance of interest earning assets, partially offset by lower average balances of certificate of deposits. The overall cost of funds decreased to 1.53 percent for the year ended December 31, 2013, as compared to 1.70 percent for the year ended December 31, 2012. Net interest income represented 22.2 percent of our total revenue during the year ended December 31, 2013, compared to 22.5 percent for the year ended December 31, 2012. Our consolidated net interest margin for the year ended December 31, 2013 decreased 54 basis points to 1.72 percent, as compared to 2.26 percent for the year ended December 31, 2012.

Interest income decreased $150.3 million for the year ended December 31, 2013, compared to the same period in 2012, primarily due to lower average balance of loans held-for-investment due to commercial and nonperforming residential first mortgage loan sales, and portfolio run off. Also impacting interest income was lower average balances in the mortgage loans available-for-sale and warehouse loans held-for-investment portfolios, primarily due to a decrease in mortgage loan originations during the year ended December 31, 2013, as compared to the same period in 2012.

Interest expense decreased $39.7 million for the year ended December 31, 2013, compared to the same period in 2012, primarily due to a decrease in the average balance of Federal Home Loan Bank advances, as a result of a reduction in funding needs from the decrease in new loan originations as compared to the year ended December 31, 2012.

The following table presents on a consolidated basis interest income from average assets and liabilities, expressed in dollars and yields.

	For the Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$1,533,666	$65,087	4.24%	$2,498,893	$88,666	3.55%	$3,078,690	$115,425	3.75%
Loans repurchased with government guarantees	1,215,516	29,099	2.39%	1,476,801	48,131	3.26%	2,018,079	64,887	3.22%
Loans held-for-investment
Consumer loans (1)	2,681,456	103,129	3.85%	3,113,183	122,899	3.95%	3,632,603	148,201	4.08%
Commercial loans (1)	1,293,775	48,592	3.70%	1,214,994	53,781	4.37%	2,887,457	127,628	4.35%
Loans held-for-investment	3,975,231	151,721	3.80%	4,328,177	176,680	4.07%	6,520,060	275,829	4.21%
Securities classified as available-for- sale or trading	1,496,090	39,097	2.61%	474,205	11,912	2.51%	573,445	22,609	3.94%
Interest-bearing deposits and other	219,911	557	0.25%	2,103,542	5,298	0.25%	914,127	2,220	0.24%
Total interest-earning assets	8,440,414	$285,561	3.38%	10,881,618	$330,687	3.03%	13,104,401	$480,970	3.66%
Other assets	1,445,973			1,673,298			1,622,369
Total assets	$9,886,387			$12,554,916			$14,726,770
Interest-Bearing Liabilities
Retail Deposits
Demand deposits	$421,839	$586	0.14%	$397,094	$769	0.19%	$363,247	$950	0.26%
Savings deposits	3,139,106	19,047	0.61%	2,668,571	16,924	0.63%	1,775,449	12,828	0.72%
Money market deposits	265,819	525	0.20%	334,945	824	0.25%	463,490	2,232	0.48%
Certificate of deposits	914,823	6,682	0.73%	2,054,834	18,249	0.89%	3,170,103	38,308	1.21%
Total retail deposits	4,741,587	26,840	0.57%	5,455,444	36,766	0.67%	5,772,289	54,318	0.94%
Government deposits
Demand deposits	181,779	695	0.38%	96,112	409	0.43%	96,000	459	0.48%
Savings deposits	319,887	1,621	0.51%	203,191	707	0.35%	280,313	1,539	0.55%
Certificate of deposits	349,265	1,147	0.33%	360,406	1,489	0.41%	393,731	2,534	0.64%
Total government deposits	850,931	3,463	0.41%	659,709	2,605	0.39%	770,044	4,532	0.59%
Wholesale deposits	831	31	3.76%	60,711	3,021	4.98%	296,997	11,293	3.80%
Total deposits	5,593,349	30,334	0.54%	6,175,864	42,392	0.69%	6,839,330	70,143	1.03%
Federal Home Loan Bank advances	939,173	2,206	0.23%	2,914,637	95,024	3.22%	3,698,362	106,625	2.88%
Other	247,819	6,731	2.72%	247,435	6,620	2.68%	248,561	6,971	2.80%
Total interest-bearing liabilities	6,780,341	39,271	0.58%	9,337,936	144,036	1.53%	10,786,253	183,739	1.70%
Noninterest-bearing deposits	1,140,758			1,197,000			2,066,876
Other liabilities (2)	559,250			781,430			681,360
Stockholders’ equity	1,406,038			1,238,550			1,192,281
Total liabilities and stockholders' equity	$9,886,387			$12,554,916			$14,726,770
Net interest-earning assets	$1,660,073			$1,543,682			$2,318,148
Net interest income		$246,290			$186,651			$297,231
Interest rate spread (3)			2.80%			1.50%			1.96%
Net interest margin (4)			2.91%			1.72%			2.26%
Ratio of average interest-earning assets to interest-bearing liabilities			124.5%			116.5%			121.5%

(1)
Consumer loans include: residential first mortgage, second mortgage, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, commercial lease financing loans and warehouse lines.

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

	For the Years Ended December 31,
	2014 Versus 2013 Increase (Decrease) Due to:			2013 Versus 2012 Increase (Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets
Loans held-for-sale	$10,659	$(34,238)	$(23,579)	$(5,021)	$(21,738)	$(26,759)
Loans repurchased with government guarantees	(10,516)	(8,516)	(19,032)	648	(17,404)	(16,756)
Loans held-for-investment
Consumer loans (1)	(2,726)	(17,044)	(19,770)	(4,111)	(21,191)	(25,302)
Commercial loans (2)	(8,629)	3,440	(5,189)	(1,135)	(72,712)	(73,847)
Total loans held-for-investment	(11,355)	(13,604)	(24,959)	(5,246)	(93,903)	(99,149)
Securities available-for-sale or trading	1,515	25,670	27,185	(6,784)	(3,913)	(10,697)
Interest-earning deposits and other	—	(4,741)	(4,741)	194	2,884	3,078
Total interest-earning assets	$(9,697)	$(35,429)	$(45,126)	$(16,209)	$(134,074)	$(150,283)
Interest-Bearing Liabilities
Demand deposits	$(231)	$48	$(183)	$(269)	$88	$(181)
Savings deposits	(862)	2,985	2,123	(2,357)	6,453	4,096
Money market deposits	(129)	(170)	(299)	(789)	(619)	(1,408)
Certificate of deposits	(1,442)	(10,125)	(11,567)	(6,582)	(13,477)	(20,059)
Total retail deposits	(2,664)	(7,262)	(9,926)	(9,997)	(7,555)	(17,552)
Demand deposits	(80)	366	286	(51)	1	(50)
Savings deposits	508	406	914	(408)	(424)	(832)
Certificate of deposits	(296)	(46)	(342)	(831)	(214)	(1,045)
Total government deposits	132	726	858	(1,290)	(637)	(1,927)
Wholesale deposits	(10)	(2,980)	(2,990)	713	(8,985)	(8,272)
Total deposits	(2,542)	(9,516)	(12,058)	(10,574)	(17,177)	(27,751)
Federal Home Loan Bank advances	(29,295)	(63,523)	(92,818)	10,624	(22,225)	(11,601)
Other	101	10	111	(320)	(31)	(351)
Total interest-bearing liabilities	$(31,736)	$(73,029)	$(104,765)	$(270)	$(39,433)	$(39,703)
Change in net interest income	$22,039	$37,600	$59,639	$(15,939)	$(94,641)	$(110,580)

(1)	Consumer loans include residential first mortgage, second mortgage, HELOC and other consumer loans.

(2)	Commercial loans include: commercial real estate, commercial and industrial, commercial lease financing loans and warehouse lending.

Provision for Loan Losses

2014 Compared to 2013

The provision for loan losses increased $61.4 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase was primarily driven by two changes in estimates: the loss emergence period related to the portfolio of residential loans and the evaluation of the risk associated with payment resets relating to the interest-only loans.

The loss emergence period is an assumption within our model and represents the average amount of time between when the loss event first occurs and when the specific loan is charged-off. The time period starts when the borrower first begins to experience financial difficulty and continues until the actual loss becomes visible to us. We analyzed our recent data including early stage delinquency, the increase in charge-offs for the first quarter 2014, continued emergence of nonperforming loans and our assessment of the time from first delinquency to charge-off. As a result, we qualitatively determined that our estimate of the average loss emergence period has lengthened. This change resulted in a $36.9 million increase to the allowance for loan loss that reflects our updated estimate of probable losses inherent in the portfolio as of December 31, 2014.

In addition, during the first quarter 2014, certain loans in our interest-only residential first mortgage and HELOC loan portfolios began to reset. At the point of reset, the borrower’s monthly payment will increase upon inclusion of repayments of principal and may increase as a result of changes in interest rates. The payment reset increases could give rise to a "payment shock" i.e. a sudden and significant increase in the borrower’s monthly payment. For instance, as of November 30, 2014 we estimated an average payment shock for borrowers with resets in 2015 of approximately 101 percent (i.e. their total monthly payments increase by 101 percent). The extent of the payment shock may increase the likelihood that a borrower could default. Data we reviewed through December 31, 2014 indicated that interest-only loan modifications and defaults were greater than our previous estimates while in addition refinancing levels were below our previous estimates. These conditions resulted in a $59.2 million increase to the allowance for loan loss as of December 31, 2014.

Data we reviewed through December 31, 2014 indicated that actual modifications and defaults in the interest-only portfolio were greater than we had estimated at December 31, 2013. Additionally, these loans are refinancing at levels below those previously estimated. We believe that the combination of these two factors indicated an increase in future delinquencies and charge-offs; therefore, the allowance for loan losses was increased to $297.0 million at December 31, 2014 from $207.0 million at December 31, 2013. These amounts include approximately $111.5 million at December 31, 2014 and $52.3 million at December 31, 2013 related to certain interest-only loans included in our residential first mortgage and HELOC loan held-for-investment portfolios which increased due to both the estimates of the average loss emergence period and our qualitative assessment of the reset risk.

Net charge-offs for the year ended December 31, 2014 totaled $41.6 million, compared to $168.1 million for the year ended December 31, 2013. As a percentage of the average loans held-for-investment, net charge-offs for the year ended December 31, 2014 decreased to 1.07 percent from 4.00 percent for the year ended December 31, 2013. The decrease was primarily due to lower net credit losses on bulk sales, lower levels of nonperforming loans and lower loss severity due to continuing improvement in underlying collateral values.

2013 Compared to 2012

The provision for loan losses decreased $205.9 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The decrease was primarily due to the refinements to existing loss models adopted during the first quarter 2012. The decrease also reflects a release of reserves associated with the second and third quarter 2013 troubled debt restructure ("TDR") and nonperforming residential first mortgage loan sales, overall lower net charge-offs, and refinements to the estimates of the allowance for loan losses throughout 2013.

Net charge-offs for the year ended December 31, 2013 totaled $168.1 million, compared to $289.0 million for the year ended December 31, 2012. As a percentage of the average loans held-for-investment, net charge-offs for the year ended December 31, 2013 decreased to 4.00 percent from 4.43 percent for the year ended December 31, 2012. The decrease was primarily due the write down of specific valuation allowances as a result of the refinements to existing loss models adopted during the first quarter 2012 and overall lower net charge-offs due to improvement in credit quality.

See the section captioned "Allowance for Loan Losses" in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The following table sets forth the components of our noninterest income.

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Loan fees and charges	$73,033	$103,501	$142,908
Deposit fees and charges	21,625	20,942	20,370
Net gain on loan sales	205,803	402,193	990,898
Loan administration income	24,304	6,035	(797)
Net return on mortgage servicing asset	24,082	90,609	88,485
Net gain on sale of assets	12,361	2,172	—
Net impairment losses	—	(8,789)	(2,192)
Representation and warranty provision	(10,011)	(36,116)	(256,289)
Other noninterest income	9,868	71,796	37,859
Total noninterest income	$361,065	$652,343	$1,021,242

2014 Compared to 2013

Total noninterest income decreased $291.3 million during the year ended December 31, 2014 from the year ended December 31, 2013. The decrease was primarily due to decreases in net gain on loan sales, net return on mortgage servicing asset, lower other noninterest income and loan fees and charges, partially offset by a decrease in representation and warranty provision.

Our Mortgage Originations and Community Banking segments both earn loan origination fees and collect other charges in connection with originating residential first mortgages, commercial loans and other consumer loans held-for-sale and held-for-investment. Total loan fees and charges decreased $30.5 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to a decrease in consumer loan originations to $24.7 billion, as compared to $37.5 billion during the year ended December 31, 2013. The decrease was slightly offset by a $10.0 million unanticipated benefit from a contract renegotiation during the year ended December 31, 2014.

Our Community Banking segment collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection and other account fees for services we provide to our banking customers. Deposit fees and charges increased $0.7 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to an increase in deposit accounts. Our total number of customer checking accounts increased 2.7 percent from approximately 111,230 at December 31, 2013 to 114,286 as of December 31, 2014.

The increase of $18.3 million in loan administration income during the year ended December 31, 2014, as compared to the year ended December 31, 2013 was primarily due to the December 2013 sale of mortgage servicing rights. Subservicing fees, ancillary income and charges on our residential first mortgage servicing increased during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to the MSR sale in December 2013, which we simultaneously entered into an agreement to subservice the residential mortgage loans. The total unpaid principal balance of loans subserviced for others at December 31, 2014 was $46.7 billion, as compared to $40.4 billion at December 31, 2013.

Net gain on loan sales decreased $196.4 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. Loan sales decreased to $24.4 billion during the year ended December 31, 2014, compared to $39.1 billion sold in the year ended December 31, 2013. For the year ended December 31, 2014, the mortgage rate lock commitments decreased to $29.5 billion, compared to $39.3 billion in the year ended December 31, 2013. The decrease in gain on loan sales was primarily due to a lower volume of mortgage rate lock commitments and a lower gain on sale margin, reflecting a lower overall market. Changes in amounts related to loan commitments and forward sales commitments amounted to a loss of $12.2 million for the year ended December 31, 2014, compared to a loss of $42.0 million during the year ended December 31, 2013. The provision for representation and warranty reserve included in net gain on loan sales reflects our initial estimate of losses on probable mortgage repurchases arising from current loan sales and amounted to $6.9 million and $17.6 million for the years ended December 31, 2014 and 2013, respectively.

Net return on mortgage servicing asset decreased $66.5 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease was primarily due to a decline in the MSR asset as a result of MSR sales. During the year ended December 31, 2014, we sold mortgage servicing rights on a bulk basis associated with $20.1 billion of underlying mortgage loans and $223.1 million on a mortgage servicing released basis (i.e., sold together with the sale of underlying loans). During the year ended December 31, 2013, we sold mortgage servicing rights on a bulk basis associated with $74.9 billion of underlying mortgage loans (including the $40.7 billion sold) and $0.3 billion on a servicing released basis. Under Basel III, the amount MSRs includable in regulatory capital are subject to stricter limitations. We had $470.2 million of sales on a flow basis during the year ended December 31, 2014, compared to $1.8 billion during the year ended December 31, 2013. The total unpaid principal balance of loans serviced for others at December 31, 2014 was $25.4 billion, compared to $25.7 billion at December 31, 2013.

Our provision for representation and warranty reserve decreased $26.1 million for the year ended December 31, 2014, compared to the same period in 2013, primarily due to a change in our estimate of probable future losses related to loans sold in prior periods. The decrease from the year ended December 31, 2014, as compared to the year ended December 31, 2013 is primarily due to lower losses expected following our settlements with Fannie Mae and Freddie Mac along with our continued refinement of the representation and warranty reserve estimate while taking into consideration the recent revisions to the representation and warranty framework as published by the Federal Housing Finance Agency.

Other noninterest income decreased $61.9 million, compared to the same period in 2013. primarily due to a $21.1 million negative fair value adjustment on repurchased performing loans related to loans repurchased principally during periods prior to 2014 and income of $36.8 million related to the reconsolidation, at fair value, of the HELOC securitization trusts and elimination of contingent liabilities as a result of a legal settlement in the second quarter 2013.

2013 Compared to 2012

Total noninterest income decreased $368.9 million during the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to a decrease in net gain on loan sales and loan fees and charges, partially offset by a decrease in representation and warranty provision and an increase in other noninterest income.

Total loan fees and charges decreased $39.4 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to a decrease in consumer loan originations to $37.5 billion, as compared to $53.6 billion during the year ended December 31, 2012.

Deposit fees and charges increased $0.6 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to an increase in deposit accounts. Our total number of customer checking accounts increased 2.6 percent from approximately 108,436 at December 31, 2012 to 111,230 as of December 31, 2013.

Loan administration income increased $6.8 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to a decline in activity due to a decrease in mortgage loan originations.

Net gain on loan sales decreased $588.7 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease was primarily due to a lower volume of mortgage rate lock commitments and a lower gain on sale margin, reflecting lower base production margin, as well as higher hedging costs, loan level pricing adjustments and the impact from guarantee fee changes from the Agencies. Loan sales decreased to $39.1 billion in loans during the year ended December 31, 2013, compared to $53.1 billion sold in the year ended December 31, 2012. For the year ended December 31, 2013, the mortgage rate lock commitments decreased to $39.3 billion, compared to $66.7 billion in the year ended December 31, 2012. Changes in amounts related to loan commitments and forward sales commitments amounted to a loss of $42.0 million for the year ended December 31, 2013, as compared to a gain of $44.2 million during the year ended December 31, 2012. The provision for representation and warranty reserve included in net gain on loan sales reflects our initial estimate of losses on probable mortgage repurchases arising from current loan sales and amounted to $17.6 million and $24.4 million for the years ended December 31, 2013 and 2012, respectively.

Net return on mortgage servicing asset increased $2.1 million during the year ended December 31, 2013, compared to the year ended December 31, 2012. During the year ended December 31, 2012, we sold mortgage servicing rights on a bulk basis associated with underlying mortgage loans totaling $17.4 billion and on a servicing released basis totaling $0.5 billion. We had $1.8 billion of sales on a flow basis during the year ended December 31, 2013 and no sales on a flow basis during the year ended December 31, 2012. The total unpaid principal balance of loans serviced for others at December 31, 2013 was $25.7 billion, as compared to $76.8 billion at December 31, 2012, which decreased primarily due to the sale of the MSR portfolio completed in the fourth quarter 2013.

Our provision for representation and warranty reserve decreased $220.2 million for the year ended December 31, 2013, compared to the same period in 2012. The decrease was primarily due to a lower level of charge-offs and settlement agreements with Fannie Mae and Freddie Mac further explained below.

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

Other noninterest income increased $33.9 million during the year ended December 31, 2013, compared to the same period in 2012, primarily due to a fair value adjustment of $44.1 million related to the Financial Security Assurance Inc. ("Assured") settlement agreement, offset by a loss of $7.2 million related to the MBIA Insurance Corporation ("MBIA") settlement agreement.

The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands)
Net gain on loan sales	$45,342	$54,756	$52,175	$53,528	205,803
Mortgage rate lock commitments (gross)	6,039,871	8,187,881	7,713,074	7,604,879	29,545,705
Loans sold and securitized	4,474,287	6,029,817	7,072,398	6,830,552	24,407,054
Net margin on loan sales	1.01%	0.91%	0.74%	0.78%	0.84%
Mortgage rate lock commitments (fallout adjusted) (1)	$4,853,637	$6,693,366	$6,304,425	$6,155,532	$24,006,960
Net margin on mortgage rate lock commitments (fallout adjusted) (1)	0.93%	0.82%	0.83%	0.87%	0.86%

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands)
Net gain on loan sales	$137,540	$144,791	$75,073	$44,790	$402,193
Mortgage rate lock commitments (gross)	12,142,000	12,353,000	8,340,000	6,481,782	39,316,782
Loans sold and securitized	12,822,879	11,123,821	8,344,737	6,783,212	39,074,649
Net margin on loan sales	1.07%	1.30%	0.90%	0.66%	1.03%
Mortgage rate lock commitments (fallout adjusted) (1)	$9,848,417	$9,837,573	$6,605,432	$5,298,728	$31,590,150
Net margin on mortgage rate lock commitments (fallout adjusted) (1)	1.40%	1.47%	1.14%	0.85%	1.27%

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands)
Net gain on loan sales	$204,853	$212,666	$334,426	$238,953	$990,898
Mortgage rate lock commitments (gross)	14,867,000	17,534,000	18,089,000	16,242,000	66,732,000
Loans sold and securitized	10,829,798	12,777,311	13,876,627	15,610,590	53,094,326
Net margin on loan sales	1.89%	1.66%	2.42%	1.53%	1.87%
Mortgage rate lock commitments (fallout adjusted) (1)	$10,725,618	$13,346,568	$13,972,922	$12,587,980	$50,633,088
Net margin on mortgage rate lock commitments (fallout adjusted) (1)	1.91%	1.59%	2.39%	1.90%	1.96%

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

Noninterest Expense

The following table sets forth the components of our noninterest expense.

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Compensation and benefits	$233,185	$279,268	$270,859
Commissions	35,480	54,407	75,345
Occupancy and equipment	80,386	80,042	73,674
Asset resolution	56,486	52,033	91,349
Federal insurance premiums	22,716	34,873	49,273
Loss on extinguishment of debt	—	177,556	15,246
Loan processing expense	36,996	52,223	56,070
Legal and professional expense	50,603	77,742	70,612
Other noninterest expense	63,394	109,971	287,267
Total noninterest expense	$579,246	$918,115	$989,695
Efficiency ratio (1)	95.4%	109.4%	75.1%

(1)	Total operating and administrative expenses divided by the sum of net interest income and noninterest income.

2014 Compared to 2013

Total noninterest expense decreased $338.9 million during the year ended December 31, 2014 from the year ended December 31, 2013. The decrease during the year ended December 31, 2014, was primarily due to decreases in compensation and benefits, legal and professional expenses, other noninterest expense and the absence of loss on extinguishment of debt.

The $46.1 million decrease in compensation and benefits expense for the year ended December 31, 2014, compared to the same period in 2013, is primarily attributable to a reduction in our headcount. Our full-time equivalent employees decreased overall by 514 from December 31, 2013 to a total of 2,739 full-time equivalent employees at December 31, 2014 primarily due to the organization restructuring in January 2014.

Commission expense decreased $18.9 million for the year ended December 31, 2014, compared to the same period in 2013, primarily due to a decrease in loan originations for the year ended December 31, 2014.

Asset resolution expenses increased $4.5 million for the year ended December 31, 2014, compared to the same period in 2013, primarily due to increases in expenses related to GNMA buybacks, expenses related to real estate owned and expenses related to commercial loans, offset by decreases in expenses related to repurchased loans and expenses related to loans serviced for others.

Federal insurance premiums decreased $12.2 million for the year ended December 31, 2014, compared to the same period in 2013, primarily due to a decrease in our assessment base as well as a decrease in our assessment rate. The reduction in the assessment base was caused primarily by a decrease in average total assets from December 31, 2013 compared to December 31, 2014. The decrease in the assessment rate was due to the bank reporting assets of less than $10 billion for four consecutive quarters beginning December 31, 2013 and therefore, qualifying for small bank pricing.

Loss on extinguishment of debt decreased $177.9 million for the year ended December 31, 2014, compared to the same period in 2013, as no prepayments took place in 2014 compared to the prepayment of $2.9 billion of certain long-term Federal Home Loan Bank advances in 2013.

Loan processing expense decreased $15.2 million for the year ended December 31, 2014, compared to the same period in 2013, primarily due to a decrease of $12.7 billion in total loan originations.

Legal and professional expense decreased to $50.6 million during the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease was primarily due to lower consulting expenses and legal fees related to the significant reduction in ongoing legal matters.

Other noninterest expense decreased $46.6 million for the year ended December 31, 2014, compared to the same period in 2013. The decrease was primarily due to a change in the estimate of the fair value liability associated with the Department of Justice (“DOJ”) settlement arising principally from updating the related payment schedule within the settlement agreement. This decrease was partially offset by an increase of $27.5 million related to the CFPB settlement.

2013 Compared to 2012

Total noninterest expense decreased $71.6 million during the year ended December 31, 2013 from the year ended December 31, 2012, primarily due to a decrease in commissions, asset resolution, and other noninterest expense, partially offset by higher loss on extinguishment of debt.

The $8.4 million increase in compensation and benefits expense for the year ended December 31, 2013, compared to the year ended December 31, 2012 is primarily due to having a higher number of non-commissioned salaried employees during the first three quarters of the year ended December 31, 2013, compared to the same time period for the year ended December 31, 2012. The increase is partially offset by decreases in incentive pay related to underwriting, production and overtime compensation which resulted from a decline in mortgage activity and an overall reduction in headcount and contract employees at December 31, 2013. This is consistent with our ongoing efforts to optimize our cost structure and manage expenses in line with our current business model and operating requirements. Our full-time equivalent employees decreased overall by 409 from December 31, 2012 to a total of 3,253 at December 31, 2013.

Commission expense decreased $20.9 million for the year ended December 31, 2013, compared to the same period in 2012, primarily due to the decrease in residential first mortgage loan originations for the year ended December 31, 2013.

Asset resolution expense decreased $39.3 million for the year ended December 31, 2013, compared to the same period in 2012, primarily due to gains on the sale of real estate owned which resulted in an expense reduction of $25.9 million. There was also a $27.7 million reduction in expense on repurchased loans and a $15.7 million reduction in agency compensatory fees during the year ended December 31, 2013.

Federal insurance premiums decreased $14.4 million for the year ended December 31, 2013, compared to the same period in 2012, primarily due to a lower assessment rate. Our assessment rate reflected improvement in risk assessment values related to balance sheet liquidity and lower underperforming assets, and a decrease in our average total assets used in the calculation of our assessment base

Loss on extinguishment of debt increased $162.3 million for the year ended December 31, 2013, compared to the same period in 2012, primarily due to the prepayment of $2.9 billion of certain long-term Federal Home Loan Bank advances in 2013.

Loan processing expense decreased $3.8 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This reflects decreases in residential first mortgage loan origination volume, contract underwriting expenses and costs related to the transfer of loans due to servicing sales, partially offset by an increase in contracted default servicing costs.

Legal and professional expense increased $7.1 million during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase was primarily due to consulting fees.

Other noninterest expense decreased $177.3 million for the year ended December 31, 2013, compared to the same period in 2012. The decrease was primarily due to $236.6 million lower legal settlement costs for pending and threatened litigation, related to the Assured and MBIA litigations, partially offset by a $73.0 million increase related to the fair value liability arising from the DOJ litigation. The increase in the fair value liability related to the DOJ litigation was triggered by various business and economic events, including the reversal of the valuation allowance on the DTA and other items affecting the timing of the expected cash flows. This resulted in a $64.5 million increase in the fair value liability associated with the DOJ settlement in the fourth quarter of 2013.

Benefit for Income Taxes

Our benefit for income taxes for the year ended December 31, 2014 was $34.0 million, compared to a benefit of $416.3 million in 2013 and a benefit of $15.6 million in 2012.

The Company’s effective tax rate for 2014 was a benefit of 32.9 percent. The difference between the effective tax rate and the statutory tax rate of 35 percent is primarily due to non-taxable income and expense items, primarily the exclusion of the non-deductible penalty paid to the CFPB and the non-taxable impact of changes related to our warrants. See Note 21 of the Notes to the Consolidated Financial Statements for additional details.

The Company’s effective tax rate for 2012 was a benefit of 29.7 percent. The difference between the effective tax rate and the statutory tax rate of 35 percent is primarily due to a change in our valuation allowance for net deferred tax assets and the tax benefit representing the recognition of the residual tax effect associated with previously unrealized losses on securities recorded in other comprehensive income (loss).
The table below provides the balance of our deferred tax asset valuation allowance and the associated activity.

	For the Years Ended December 31,
	2014	2013	2012
Deferred tax asset valuation allowance	(Dollars in thousands)
Balance, beginning of year	$24,864	$379,149	$418,393
Charged to costs and expenses - net operating losses and other temporary differences	8,196	(348,177)	(19,364)
Charged to other accounts - other comprehensive income tax benefit	—	(6,108)	(19,880)
Balance, end of year	$33,060	$24,864	$379,149

See Note 21 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Fourth Quarter Results

The following table sets forth selected quarterly data.

	Three Months Ended
	December 31, 2014	September 30, 2014	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands)
Net interest income	$61,302	$64,363	$41,203
Provision for loan losses	(4,986)	(8,097)	(14,112)
Net interest income after provision for loan losses	56,316	56,266	27,091
Noninterest income	98,441	85,188	113,146
Noninterest expense	(139,253)	(179,389)	(388,693)
Income (loss) before income taxes	15,504	(37,935)	(248,456)
(Provision) benefit for income taxes	(4,428)	10,303	410,362
Net income (loss)	11,076	(27,632)	161,906
Preferred stock dividend/accretion	—	—	(1,449)
Net income (loss) applicable to common stockholders	$11,076	$(27,632)	$160,457
Income (loss) per share
Diluted	$0.07	$(0.61)	$2.77
Efficiency ratio	87.2%	120.0%	251.8%

Fourth Quarter 2014 compared to Third Quarter 2014

Our net income applicable to common stock for the three months ended December 31, 2014 was $11.1 million, or $0.07 per diluted share, as compared to a loss of $27.6 million, or $0.61 loss per share, for the three months ended September 30, 2014.

Net interest income decreased to $61.3 million for the three months ended December 31, 2014, as compared to $64.4 million during the three months ended September 30, 2014. The decrease in net interest income was attributable to lower interest income from the Company's Ginnie Mae early buy-outs, due to a reduction in the average interest rate earned in accordance with the terms of loans with government guarantees, as well as jumbo residential first mortgage loan sales.

Provision for loan losses totaled $5.0 million for the three months ended December 31, 2014, as compared to $8.1 million for the three months ended September 30, 2014. The decrease was primarily attributable to lower net charge-offs. Net charge offs for the three months ended December 31, 2014 were $9.0 million, or 0.91 percent of applicable loans, compared to $13.1 million, or 1.36 percent of applicable loans for the three months ended September 30, 2014. The fourth quarter 2014 amount included $3.0 million of net charge-offs associated with the sale of $24.0 million of lower performing loans during the quarter. The net charge-offs associated with these loan sales accounted for 31 basis points of the fourth quarter's net charge-off rate.

Fourth quarter 2014 noninterest income was $98.4 million, as compared to noninterest income of $85.2 million for the third quarter 2014. The third quarter of 2014 included a $10.4 million charge related to certain Federal Housing Administration indemnifications.

Fourth quarter 2014 net gain on loan sales increased to $53.5 million, as compared to $52.2 million for the third quarter 2014. The increase from the prior quarter reflects higher refinance volume driven by lower rates in October and early December, offsetting the seasonal decline in purchase origination volume. Fallout-adjusted locks were $6.2 billion for the fourth quarter 2014, as compared to $6.3 billion for the third quarter 2014. The net gain on loan sale margin increased to 0.87 percent for the fourth quarter 2014, as compared to 0.83 percent for the third quarter 2014.
Representation and warranty provision improved to income of $6.1 million for the fourth quarter 2014, as compared to an expense of $12.5 million reported for the third quarter 2014. The change was primarily due to a $10.4 million charge in the prior quarter related to certain indemnifications made by the Company.

Noninterest expense was $139.3 million for the three months ended December 31, 2014, as compared to $179.4 million during the three months ended September 30, 2014. The third quarter 2014 included a $37.5 million litigation settlement expense with the CFPB, as well as $1.1 million in related legal expenses.

Fourth Quarter 2014 compared to Fourth Quarter 2013

Our net income applicable to common stock for the three months ended December 31, 2014 was $11.1 million, or $0.07 per diluted share, as compared to income of $160.5 million, or $2.77 per diluted share, for the three months ended December 31, 2013. The decrease was primarily due to the reversal of the tax asset valuation allowance, partially offset by lower noninterest expense and higher net interest income.

Net interest income increased $20.1 million for the three months ended December 31, 2014, compared to the same period in 2013. The increase primarily reflects a $21.8 million decrease in the interest expense on Federal Home Loan Bank advances resulting from the prepayment of long-term advances in the fourth quarter of 2013.

The provision for loan losses decreased to $5.0 million for the three months ended December 31, 2014, as compared to $14.1 million for the three months ended December 31, 2013. The decrease was primarily attributable to lower net charge-offs.

Noninterest income decreased $14.7 million in the fourth quarter of 2014, compared to the same period in 2013. The decrease was primarily attributable to a $15.1 million decrease in the net return on the mortgage servicing asset (including off-balance sheet hedges of mortgage servicing rights) resulting from lower derivative gains, partially offset by lower net transaction costs on the sales of MSR assets. Our provision for representation and warranty decreased $9.3 million due to the benefit associated with the previously announced settlement agreements with Fannie Mae and Freddie Mac.

Noninterest expense decreased $249.4 million for the three months ended December 31, 2014, compared to the same period in 2013. The fourth quarter of 2013 reflected a loss on extinguishment of debt in the amount of $177.9 million resulting from the prepayment of $2.9 billion in long-term fixed-rate Federal Home Loan Bank advances. Other noninterest expense decreased by $63.2 million primarily due to a decrease in the fair value liability associated with the DOJ settlement. In addition, compensation and benefits decreased $10.6 million primarily due to a reduction in headcount. These decreases were partially offset by a $10.0 million increase in asset resolution expense resulting from higher loss rates on Federal Housing Administration ("FHA") loans.

Provision for income tax increased $414.8 million to $4.4 million for the three months ended December 31, 2014, compared to a benefit of $410.4 million during the three months ended December 31, 2013. The change was primarily attributable to the full reversal of the federal DTA valuation allowance and a partial reversal of the state DTA valuation allowance in the fourth quarter of 2013.

OPERATING SEGMENTS

Overview

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Item 1: Business section and in Note 25 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, and other sections for a full understanding of our consolidated financial performance.

The net income (loss) by operating segment is presented in the following table.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Mortgage Originations	$106,263	$185,657	$426,936
Mortgage Servicing	(101,331)	(82,689)	85,052
Community Banking	(130,248)	(62,572)	(256,681)
Other	55,851	226,591	(186,931)
Total net income (loss)	$(69,465)	$266,987	$68,376

The selected average balances by operating segment are presented in the following table.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Average loans held-for-sale
Mortgage Originations	$1,471,257	$2,312,129	$3,075,284
Average loans repurchased with government guarantees
Mortgage Servicing	$1,215,516	$1,476,801	$2,018,079
Average loans held-for-investment
Community Banking	$4,121,036	$4,407,177	$6,511,455
Average total assets
Mortgage Originations	$1,630,184	$2,442,375	$3,135,077
Mortgage Servicing	1,349,230	1,711,147	2,376,169
Community Banking	3,943,106	4,509,497	6,483,269
Other	2,963,867	3,891,897	2,732,255
Average interest-earning deposits
Community Banking	$5,593,349	$6,168,679	$6,606,246

Mortgage Originations

Our Mortgage Originations segment originates, acquires and sells one-to-four family residential mortgage loans. We sell substantially all of the residential mortgage loans we produce into the secondary market on a whole loan basis or securitizing the loans into mortgage-backed securities with the Agencies. During 2014, we remained one of the country's leading mortgage loan originators. We utilize three production channels to originate or acquire mortgage loans: home lending (also referred to as "retail"), as well as brokers and correspondents (also collectively referred to as "wholesale"). Each production channel originates mortgage loan products which are underwritten to the same standards. We expect to continue to leverage technology to streamline the mortgage origination process, thereby bringing service and convenience to brokers and correspondents. Sales support offices are maintained to assist brokers and correspondents nationwide. We also continue to make available to our customers various web-based tools that facilitate the mortgage loan origination process through each of our production channels. Brokers and correspondents are able to register and lock loans, check the status of inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Funding for our Mortgage Originations segment is provided primarily by deposits and borrowings obtained by our Community Banking segment.

Home Lending. In a home lending transaction, loans are originated through a nationwide network of stand-alone home loan centers, as well as referrals from our Community Banking segment and the national direct to consumer call center. When loans are originated on a retail basis, most aspects of the lending process are completed internally, including the origination documentation (inclusive of customer disclosures) as well as the funding of the transactions. At December 31, 2014 we maintained 16 loan origination centers. At the same time, our centralized loan processing provides efficiencies and allows lending sales staff to focus on originations.

Broker. In a broker transaction, an unaffiliated bank or mortgage brokerage company completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as "table funding") thereby becoming the lender of record. Currently, we have active broker relationships with approximately 600 banks, credit unions and mortgage brokerage companies located in all 50 states.

Correspondent. In a correspondent transaction, an unaffiliated bank or mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at a market price. We perform a full review of each loan, whether purchased in bulk or not, purchasing only those that were originated in accordance with our underwriting guidelines. We have active correspondent relationships with approximately 750 companies, including banks, credit unions and mortgage companies located in all 50 states.

As of December 31, 2014, we ranked in the top ten mortgage lenders nationwide based on our residential first mortgage loan originations. The following tables disclose residential first mortgage loan originations by channel, type and mix for each respective period.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands)
Home Lending Centers	$226,007	$291,159	$349,244	$327,699	$1,194,109
Broker	1,091,068	1,267,403	1,497,548	1,483,493	5,339,512
Correspondent	3,545,588	4,384,181	5,333,469	4,787,706	18,050,944
Total	$4,862,663	$5,942,743	$7,180,261	$6,598,898	$24,584,565

Purchase originations	$2,796,654	$3,853,266	$4,460,628	3,543,232	$14,653,780
Refinance originations	2,066,009	2,089,477	2,719,633	3,055,666	9,930,785
Total	$4,862,663	$5,942,743	$7,180,261	$6,598,898	$24,584,565

Conventional	$2,950,876	$3,706,807	$4,392,367	$4,108,262	$15,158,312
Government	1,215,652	1,508,134	1,853,645	1,555,977	6,133,408
Jumbo	696,135	727,802	934,249	934,659	3,292,845
Total	$4,862,663	$5,942,743	$7,180,261	$6,598,898	$24,584,565

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands)
Home Lending Centers	$697,340	$575,016	$411,940	$296,123	$1,980,419
Broker	3,201,371	2,974,555	1,845,465	1,591,372	9,612,763
Correspondent	8,524,540	7,332,558	5,478,385	4,548,166	25,883,649
Total	$12,423,251	$10,882,129	$7,735,790	$6,435,661	$37,476,831

Purchase originations	$2,339,269	$3,146,501	$3,682,411	3,672,538	$12,840,719
Refinance originations	10,083,982	7,735,628	4,053,379	2,763,123	24,636,112
Total	$12,423,251	$10,882,129	$7,735,790	$6,435,661	$37,476,831

Conventional	$8,591,784	$7,681,337	$5,247,910	$4,130,976	$25,652,007
Government	2,799,000	2,535,378	1,930,538	1,560,059	8,824,975
Jumbo	1,032,467	665,414	557,342	744,626	2,999,849
Total	$12,423,251	$10,882,129	$7,735,790	$6,435,661	$37,476,831

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands)
Home Lending Centers	$729,369	$751,075	$961,591	$998,804	$3,440,839
Broker	2,909,446	3,156,949	4,117,742	4,524,775	14,708,912
Correspondent	7,530,594	8,638,977	9,434,287	9,833,218	35,437,076
Total	$11,169,409	$12,547,001	$14,513,620	$15,356,797	$53,586,827

Purchase originations	$2,188,508	$3,324,501	$3,267,788	2,915,724	$11,696,521
Refinance originations	8,980,901	9,222,500	11,245,832	12,441,073	41,890,306
Total	$11,169,409	$12,547,001	$14,513,620	$15,356,797	$53,586,827

Conventional	$7,859,960	$8,762,268	$10,020,863	$10,427,131	$37,070,222
Government	2,611,691	3,085,247	3,178,563	3,363,134	12,238,635
Jumbo	697,758	699,486	1,314,194	1,566,532	4,277,970
Total	$11,169,409	$12,547,001	$14,513,620	$15,356,797	$53,586,827

The following table sets forth the net income of the Mortgage Originations segment.

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net interest income	$58,180	$75,774	$99,850
Net loan fees and charges	51,763	85,156	120,181
Net gain on loan sales	208,975	419,342	1,014,586
Other noninterest income	(4,491)	9,043	4,277
Compensation and benefits	(71,983)	(90,825)	(84,995)
Commissions	(35,601)	(53,369)	(74,759)
Loan processing expense	(15,452)	(30,751)	(39,734)
Other noninterest expense	(85,128)	(228,713)	(612,470)
Net income	$106,263	$185,657	$426,936
Average balances
Total loans held-for-sale	$1,471,257	$2,312,129	$3,075,284
Total assets	1,630,184	2,442,375	3,135,077

2014 compared to 2013

The Mortgage Originations segment net income decreased $79.4 million during the year ended December 31, 2014, compared to the same period in 2013, primarily due to a decrease in net gain on loan sales, partially offset by a decrease in noninterest expense. Net loan fees and charges decreased $33.4 million, primarily due to a decrease in residential mortgage loan originations. The decrease in net gain on loan sales during the year ended December 31, 2014, as compared to the year ended December 31, 2013 was primarily due to lower residential mortgage rate lock commitments and a lower gain on sale margin.

Compensation and benefits decreased to $72.0 million for the year ended December 31, 2014, as compared to $90.8 million for the year ended December 31, 2013, primarily due to the completion of previously announced staff reductions and decreases in employee benefit and incentive compensation costs. During the year ended December 31, 2014, as compared to the year ended December 31, 2013, the decreases in commissions and loan processing expense were primarily due to lower residential first mortgage originations. During the year ended December 31, 2014, other noninterest expense decreased to $85.1 million, as compared to $228.7 million for the year ended December 31, 2013, primarily due to reduced corporate overhead and direct operating allocations.

2013 compared to 2012

The Mortgage Originations segment net income decreased $241.3 million during the year ended December 31, 2013, compared to the year ended December 31, 2012. This decrease was primarily due to a decrease in net gain on loan sales, partially offset by a decrease in noninterest expense during the year ended December 31, 2013, compared to the year ended December 31, 2012. Net loan fees and charges decreased to $85.2 million for the year ended December 31, 2013, as compared to $120.2 million for the year ended December 31, 2012, primarily due to a decrease in residential mortgage loan originations. The decrease in net gain on loan sales during the year ended December 31, 2013, as compared to the year ended December 31, 2012 was primarily due to lower residential mortgage rate lock commitments and a lower gain on sale margin.

Compensation and benefits increased to $90.8 million for the year ended December 31, 2013, as compared to $85.0 million for the year ended December 31, 2012, primarily due to an expansion of the Home Lending production channel in 2013. During the year ended December 31, 2013, as compared to the year ended December 31, 2012, the decreases in commissions and loan processing expense were primarily due to lower residential first mortgage originations. During the year ended December 31, 2013, other noninterest expense decreased to $228.7 million, as compared to $612.5 million for the year ended December 31, 2012, primarily due to reduced corporate overhead and direct operating allocations.

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

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net interest income	$20,873	$38,031	$47,440
Loan administration	39,946	48,111	18,068
Representation and warranty provision	551	(36,116)	(256,289)
Other noninterest income	17,788	(3,984)	188,164
Compensation and benefits	(13,675)	(31,454)	(31,841)
Asset resolution	(52,789)	(61,374)	(86,761)
Loan processing expense	(16,870)	(16,769)	(13,033)
Other noninterest expense	(97,155)	(19,134)	219,304
Net income	$(101,331)	$(82,689)	$85,052
Average balances
Total loans repurchased with government guarantees	$1,215,516	$1,476,801	$2,018,079
Total assets	1,349,230	1,711,147	2,376,169

2014 compared to 2013

The Mortgage Servicing segment reported a net loss of $101.3 million for the year ended December 31, 2014, compared to a net loss of $82.7 million for the year ended December 31, 2013, primarily due to an increase in other noninterest expense, partially offset by decreases in representation and warrant reserve, asset resolution expense and compensation and benefits expense and an increase in other noninterest income. The decrease in the representation and warranty reserve for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to the settlement agreements with Fannie Mae and Freddie Mac in the quarter ending December 31, 2013. Other noninterest income increased to $17.8 million for the year ended December 31, 2014, as compared to a loss of $4.0 million for the year ended December 31, 2013, primarily due to an unanticipated benefit in tax service fees from a contract renegotiation during the third quarter 2014, offset by a decrease in other loan fees due to subservice agreements and a loss on the sale of repurchased loans during the year ended December 31, 2013.

Noninterest expense increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to an increase in other noninterest expense, partially offset by a decrease in compensation and benefits and asset resolution. During the year ended December 31, 2014, other noninterest expense increased to $97.2 million, as compared to $19.1 million for the year ended December 31, 2013, primarily due to an increase in net corporate overhead allocations following the settlement agreement with the CFPB, including legal fees and penalties, during the third quarter 2014. Compensation and benefits decreased to $13.7 million for the year ended December 31, 2014, as compared to $31.5 million for the year ended December 31, 2013, primarily due to staff reductions. Asset resolution expense decreased to $52.8 million for the year ended December 31, 2014, as compared to $61.4 million for the year ended December 31, 2013, as a result of a reduction in legacy foreclosure expense and expenses related to repurchased loans.

2013 compared to 2012

The Mortgage Servicing segment reported a net loss of $82.7 million for the year ended December 31, 2013, compared to net income of $85.1 million for the year ended December 31, 2012, primarily due to a decrease in other noninterest income and an increase in other noninterest expense, partially offset by an increase in loan administration income and a decrease in representation and warrant reserve and asset resolution expense. Loan administration income increased to $48.1 million for the year ended December 31, 2013 as compared to $18.1 million for the year ended December 31, 2012, due to a change in transfer pricing methodology to loans held-for-investment by the Community Banking segment and mortgage servicing rights held by the other segment. The decrease in the representation and warranty reserve for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to lower loss rates following the settlement agreements with Fannie Mae and Freddie Mac. Other noninterest income decreased to a loss of $4.0 million for the year ended December 31, 2013, as compared to income of $188.2 million for the year ended December 31, 2012, primarily due to a redistribution of MSR asset income as part of the previously announced company reorganization.

Noninterest expense increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to an increase in other noninterest expense, partially offset by a decrease in asset resolution expense. Asset resolution expense decreased to $61.4 million for the year ended December 31, 2013, as compared to $86.8 million for the year ended December 31, 2012, as a result of decreases in debenture interest expense on government insured loans and agency fee accruals. During the year ended December 31, 2013, other noninterest expense increased to $19.1 million, as compared to income of $219.3 million for the year ended December 31, 2012. The increase is a result of a net benefit received from the allocation of representation and warrants expenses to the Mortgage Origination segment throughout 2012.

The Mortgage Servicing segment primarily services mortgage loans for others. Servicing of residential mortgage loans for third parties generates fee income and represents a significant business activity. At December 31, 2014 and December 31, 2013, we serviced portfolios of mortgage loans of $25.4 billion and $25.7 billion, respectively. We had a total average balance of serviced mortgage loans of $26.7 billion for the year ended December 31, 2014 and $69.9 billion for the year ended December 31, 2013, which generated servicing fee revenue of $11.4 million and $37.0 million, respectively.

The Mortgage Servicing segment also began subservicing mortgage loans for others in the fourth quarter 2013. Subservicing residential mortgage loans for third parties generates fee income. At December 31, 2014 and December 31, 2013, we subserviced portfolios of mortgage loans of $46.7 billion and $40.4 billion, respectively. We had a total average balance of subserviced mortgage loans of $43.4 billion, which generated gross servicing fee revenue of $19.9 million, during the year ended December 31, 2014.

The following table presents the unpaid principal balance (net of write downs) of residential loans serviced and the number of accounts associated with those loans.

	December 31, 2014		December 31, 2013
	Amount	Number of accounts	Amount	Number of accounts
Residential loan servicing
Serviced for Flagstar (1)	$4,521,125	26,268	$4,375,009	28,069
Serviced for others	25,426,768	117,881	25,743,396	131,413
Subserviced for others (2)	46,723,713	238,498	40,431,867	198,256
Total residential loans serviced	$76,671,606	382,647	$70,550,272	357,738

(1)
Includes loans held-for-investment (residential first mortgage, second mortgage and HELOC), loans held-for-sale (residential first mortgage), loans repurchased with government guarantees and repossessed assets.

(2)	Does not include temporary short-term subservicing performed as a result of sales of servicing-released mortgage servicing rights. Includes repossessed assets.

Over the past three years, we sold MSRs related to $112.4 billion of loans serviced for others on a bulk basis, including $20.1 billion during the year ended December 31, 2014. We incurred $2.0 million of transaction costs on the sale of our MSRs during the year ended December 31, 2014, which is included in net return on mortgage servicing asset on the Consolidated Statements of Operations.

Set forth below is a table describing the characteristics of the mortgage loans serviced for others at December 31, 2014, by year of origination.

Year of Origination	2010 and Prior	2011	2012	2013	2014	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$1,515,507	$159,371	$1,332,481	$3,128,773	$19,290,636	$25,426,768
Average unpaid principal balance per loan	$161	$137	$195	$221	$224	$216
Weighted average service fee (basis points)	28.0	27.0	29.0	26.0	27.0	27.0
Weighted average coupon	4.73%	4.59%	3.49%	4.33%	4.17%	4.19%
Weighted average original maturity (months)	357	323	344	326	335	336
Weighted average age (months)	73	42	28	14	6	12
Average current FICO score (2)	705	729	735	746	729	730
Average original LTV ratio	80.3%	76.2%	86.8%	76.0%	80.9%	80.6%
Housing Price Index LTV, as recalculated (3)	71.3%	60.1%	71.0%	68.3%	78.4%	76.3%
Loan count	9,442	1,166	6,835	14,169	86,278	117,890

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)
Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market, the floor rate on virtually all of the loans is in effect.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2014.

Set forth below is a table of the past due trends in mortgage loans serviced for others at December 31, 2014, by year of origination.

Year of Origination	2010 and Prior	2011	2012	2013	2014	Total
	(Dollars in thousands)
30-59 days past due	$72,535	$5,590	$13,712	$9,641	$79,821	$181,299
60-89 days past due	32,578	2,223	4,710	1,247	13,880	54,638
90 days or greater past due	167,991	5,651	3,735	5,859	7,918	191,154
Total past due	273,104	13,464	22,157	16,747	101,619	427,091
Current	1,242,403	145,907	1,310,325	3,112,026	19,189,016	24,999,677
Unpaid principal balance (1)	$1,515,507	$159,371	$1,332,482	$3,128,773	$19,290,635	$25,426,768

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

Set forth below is a table describing the characteristics of the residential mortgage loans subserviced for others at December 31, 2014, by year of origination.

Year of Origination	2010 and Prior	2011	2012	2013	2014	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$7,773,686	$5,109,332	$19,759,465	$12,484,686	$1,596,544	$46,723,713
Average unpaid principal balance per loan	$134	$176	$220	$223	$280	$196
Weighted average service fee (basis points)	36.0	27.0	28.0	27.0	25.0	29.0
Weighted average coupon	5.16%	4.19%	3.61%	3.62%	4.40%	3.96%
Weighted average original maturity (months)	346	318	327	328	360	330
Weighted average age (months)	67	40	29	20	7	33
Average current FICO score (2)	692	751	755	751	756	744
Average original LTV ratio	88.8%	72.6%	73.5%	75.0%	73.0%	76.3%
Housing Price Index LTV, as recalculated (3)	78.3%	55.8%	57.6%	63.5%	70.0%	62.9%
Loan count	58,044	29,078	89,803	55,864	5,709	238,498

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)
Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market, the floor rate on virtually all of the loans is in effect.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2014.

Set forth below is a table of the past due trends in residential mortgage loans subserviced for others at December 31, 2014, by year of origination.

Year of Origination	2010 and Prior	2011	2012	2013	2014	Total
	(Dollars in thousands)
30-59 days past due	$400,134	$51,059	$103,184	$48,996	$2,042	$605,415
60-89 days past due	219,878	23,604	35,661	15,150	—	294,293
90 days or greater past due	378,050	40,581	67,895	28,270	—	514,796
Total past due	998,062	115,244	206,740	92,416	2,042	1,414,504
Current	6,775,623	4,994,089	19,552,725	12,392,270	1,594,502	45,309,209
Unpaid principal balance (1)	$7,773,685	$5,109,333	$19,759,465	$12,484,686	$1,596,544	$46,723,713

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

Community Banking

Our Community Banking segment consists primarily of four groups: Branch Banking, Commercial and Business Banking, Warehouse Lending and held-for-investment loan portfolio. The groups within the Community Banking segment originate consumer loans, commercial loans and warehouse loans; accept consumer, business and governmental deposits; and offer liquidity management products, capital markets services and other services. The liquidity management products include customized treasury management solutions and international wire services. Capital market services that allow for risk mitigation are offered through interest rate swap products. At December 31, 2014, Branch Banking included 107 banking centers located throughout Michigan. During year ended December 31, 2014, we relocated one and closed five banking centers to better align the branch structure with the Company's focus on key market areas and to improve banking center efficiencies. Commercial and Business Banking includes relationship and portfolio managers throughout Michigan's major markets. Warehouse Lending offers lines of credit to other mortgage lenders nationally, allowing those lenders to fund the closing of residential first mortgage loans.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net interest income	$149,586	$159,859	$208,209
Provision for loan losses	(131,553)	(70,142)	(276,047)
Deposit fees and charges	21,613	20,942	20,379
Other noninterest income	(2,699)	6,912	5,635
Compensation and benefits	(56,842)	(64,751)	(68,923)
Federal insurance premiums	(15,071)	(21,064)	(30,329)
Other noninterest expense	(95,282)	(94,328)	(115,605)
Net (loss) income	$(130,248)	$(62,572)	$(256,681)
Average balances
Total loans held-for-investment	$4,121,036	$4,407,177	$6,511,455
Total assets	3,943,106	4,509,497	6,483,269
Total interest-bearing deposits	5,593,349	6,168,679	6,606,246

2014 compared to 2013

During the year ended December 31, 2014, the Community Banking segment reported an increase in net loss, as compared to the year ended December 31, 2013. The increase in net loss during the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to an increase in provision for loan losses and decreases in net interest income and noninterest income.

Net interest income decreased to $149.6 million during the year ended December 31, 2014, as compared to $159.9 million during the year ended December 31, 2013, as a result of lower average residential first mortgage held-for-sale loans and lower average warehouse and residential first mortgage held-for-investment loans.

The provision for loan losses increased to $131.6 million during the year ended December 31, 2014, as compared to $70.1 million during the year ended December 31, 2013, primarily driven by two changes in estimates: the change in estimate of the loss emergence period and the risk associated with payment resets relating to the interest-only loans.

Noninterest income decreased during the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the first quarter 2014 adjustment to the originally recorded fair value of performing repurchased loans. Total noninterest expenses increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to decreases in compensation and benefits and federal deposit insurance premiums, partially offset by an increase in asset resolution expenses.

2013 compared to 2012

During the year ended December 31, 2013, the Community Banking segment reported a decrease in net loss as compared to the year ended December 31, 2012 primarily due to a decrease in provision for loan losses and a decrease in noninterest expense, partially offset by a decrease in net interest income.

Net interest income decreased to $159.9 million during the year ended December 31, 2013, as compared to $208.2 million during the year ended December 31, 2012, as a result of lower average commercial, warehouse and residential first mortgage held-for-investment loans due to a decrease in loan originations and the sale of commercial loans during the year ended December 31, 2013.

The provision for loan losses decreased to $70.1 million during the year ended December 31, 2013, as compared to $276.0 million during the year ended December 31, 2012, primarily due to continued run-off of the loan portfolio, risk model enhancements and the release of loan loss reserves resulting from the sale of TDR and nonperforming loans.

Noninterest income increased during the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to lower internal loan servicing charges. Total noninterest expenses decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012 due to decreases in compensation and benefits, federal deposit insurance premiums and asset resolution expenses.

Loans held-for-investment

Residential first mortgage loans. At December 31, 2014, most of our held-for-investment residential first mortgage loans had been originated in 2008 or prior years with underwriting criteria that varied by product and with the standards in place at the time of origination. Loans originated after 2008 are loans that generally satisfy specific criteria for sale into securitization pools insured by the Agencies or were repurchased from the Agencies subsequent to such sales.

At December 31, 2014, the largest geographic concentrations of our residential first mortgage loans in our held-for investment portfolio were in California, Florida and Michigan, which represented 53.9 percent of such loans outstanding.

The following table identifies our held-for-investment mortgages by major category, at December 31, 2014 and December 31, 2013.

	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
December 31, 2014	(Dollars in thousands)
Residential first mortgage loans
Amortizing	$1,540,298	3.79%	714	715	292	75.7%	70.6%
Interest only	627,982	3.63%	727	738	263	74.0%	80.1%
Option ARMs	32,417	2.86%	719	717	282	69.6%	87.5%
Subprime (4)	2,018	8.42%	625	685	268	74.8%	85.2%
Total residential first mortgage loans	$2,202,715	3.73%	718	721	283	75.2%	73.6%

December 31, 2013
Residential first mortgage loans
Amortizing	$1,392,778	4.03%	707	695	302	75.3%	78.9%
Interest only	1,051,157	3.76%	724	733	264	74.6%	83.7%
Option ARMs	37,159	2.94%	717	708	297	69.2%	92.0%
Subprime (4)	3,230	8.16%	628	643	282	70.2%	92.0%
Total residential first mortgage loans	$2,484,324	3.90%	714	711	286	74.9%	81.2%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the year ended December 31, 2014.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2014.

(4)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

The following table identifies our held-for-investment mortgages by major category, at December 31, 2014.

December 31, 2014	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
	(Dollars in thousands)
Residential first mortgage loans
Amortizing
3/1 ARM	$122,947	3.19%	688	709	238	79.2%	66.4%
5/1 ARM	571,820	3.33%	721	736	259	74.5%	65.5%
7/1 ARM	165,631	3.56%	758	774	345	70.7%	65.8%
Other ARM	45,138	3.09%	679	700	234	83.2%	65.0%
Fixed mortgage loans (4)	634,762	4.44%	703	683	322	77.1%	77.8%
Total amortizing	1,540,298	3.79%	714	715	292	75.7%	70.6%
Interest only
3/1 ARM	89,116	3.26%	727	727	249	74.3%	78.3%
5/1 ARM	366,580	3.13%	723	739	259	75.0%	82.0%
7/1 ARM	30,155	2.74%	731	736	268	74.5%	86.2%
Other ARM	50,232	3.13%	751	765	307	65.1%	60.4%
Other interest only	91,899	6.52%	729	730	270	73.7%	84.4%
Total interest only	627,982	3.63%	727	738	263	74.0%	80.1%
Option ARMs	32,417	2.86%	719	717	282	69.6%	87.5%
Subprime (5)
3/1 ARM	47	10.30%	685	683	250	95.0%	62.0%
Other ARM	71	9.75%	572	658	258	90.0%	76.6%
Other subprime	1,900	8.32%	625	686	269	73.7%	86.0%
Total subprime	$2,018	8.42%	625	685	268	74.8%	85.2%
Total residential first mortgage loans	$2,202,715	3.73%	718	721	283	75.2%	73.6%
Second mortgage loans (6) (7)	$149,779	6.88%	728	728	115	20.6%	19.0%
HELOC loans (6) (7)	$255,663	5.39%	731	731	78	26.0%	24.3%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the year ended December 31, 2014.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2014.

(4)	Includes substantially fixed rate mortgage loans.

(5)	Subprime loans are defined in accordance with the FDIC's assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

(6)	Reflects lower LTV only as to second liens because information regarding the first liens is not available.

(7)
Includes $53.1 million and $131.6 million of second mortgage and HELOC loans, respectively, that are accounted for under the fair value option at December 31, 2014. The combined LTV information is not available for these loans.

Adjustable-rate mortgage loans. Adjustable rate mortgage ("ARM") loans held-for-investment were originated using Fannie Mae and Freddie Mac guidelines as a base framework, and the debt-to-income ratio guidelines and documentation typically followed the Automated Underwriting System guidelines. Our underwriting guidelines were designed with the intent to minimize layered risk. The maximum ratios allowable for purposes of both the LTV ratio and the combined loan-to-value ("CLTV") ratio, which includes second mortgages on the same collateral, was 100 percent, but subordinate (or second mortgage) financing was not allowed over a 90 percent LTV ratio. At a 100 percent LTV ratio with private mortgage insurance, the minimum acceptable FICO score, or the "floor," was 700, and at lower LTV ratio levels, the FICO floor was 620.

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

	Unpaid Principal Balance of Loans in Negative Amortization At Year-End (1)	Amount of Net Negative Amortization Accumulated as Interest Income During Period
	(Dollars in thousands)
2014	$18,934	$2,063
2013	$23,254	$2,368
2012	$37,747	$3,513

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

Set forth below are the frequencies at which the interest rate on ARM loans outstanding at December 31, 2014, will reset.

Reset frequency	# of Loans	Balance	% of the Total
	(Dollars in thousands)
Monthly	90	$16,860	1.1%
Semi-annually	2,719	826,242	56.0%
Annually	2,295	314,251	21.3%
No reset — nonperforming loans	1,235	316,801	21.5%
Total	6,339	$1,474,154	100.0%

Set forth below as of December 31, 2014, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As indicated in the above table, loans may reset more than once over a three-year period and nonperforming loans do not reset while in the nonperforming status. Accordingly, the table below may include the same loans in more than one period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in thousands)
2015	$463,454	$484,432	$519,162	$477,114
2016	512,441	492,977	524,791	484,231
2017	515,570	497,775	526,579	487,034
Later years (1)	596,269	566,010	641,559	584,963

(1)	Later years reflect one reset period per loan.

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

Set forth below is a table describing the characteristics of the interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at December 31, 2014, by year of origination.

Year of Origination	2004 and Prior	2005	2006	2007	Post 2008	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$28,843	$304,974	$57,610	$204,954	$31,601	$627,982
Average note rate	3.37%	3.32%	3.38%	4.25%	3.27%	3.63%
Average original FICO score	716	728	724	724	763	727
Average current FICO score (2)	694	743	729	734	767	738
Average original LTV ratio	75.3%	75.0%	74.0%	74.6%	59.0%	74.0%
Housing Price Index LTV, as recalculated (3)	72.2%	79.5%	84.3%	85.9%	47.2%	80.1%
Underwritten with low or stated income documentation	25.0%	31.0%	47.0%	52.0%	1.0%	37.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the year ended December 31, 2014.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2014.

Set forth below is a table describing the amortization date and payment shock of current interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at December 31, 2014.

	2015	2016	2017	2018	Thereafter	Total / Weighted Average
	(Dollars in thousands)
Unpaid principal balance (1)	$313,242	$55,307	$221,210	$9,574	$28,649	$627,982
Weighted average rate	3.34%	3.31%	4.07%	4.54%	3.09%	3.45%
Average original monthly payment per loan (dollars)	$1,399	$1,562	$2,760	$2,323	$293	$1,458
Average current monthly payment per loan (dollars)	$776	$798	$1,726	$1,538	$145	$844
Average amortizing payment per loan (dollars)	$1,593	$1,610	$3,038	$2,191	$344	$1,623
Loan count	1,132	198	448	25	472	2,275
Payment shock (dollars) (2)	$818	$811	$1,313	$653	$198	$779
Payment shock (percent)	105.0%	102.0%	76.0%	42.0%	137.0%	92.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Represents difference between current payment and new payment.

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

Home Equity Line of Credit loans. HELOC loan originations were re-launched in June 2011 as a banking center originated portfolio product. Current HELOC guidelines and pricing parameters have been established to attract high credit quality loans with long term profitability. The minimum FICO is 680, maximum CLTV is 80 percent, and the maximum debt-to-income ratio is 45 percent. In relation to HELOC loans originated in 2009 and prior years, the majority were closed in conjunction with the closing of related first mortgage loans originations. Documentation requirements for HELOC applications were generally the same as those required of borrowers for the first mortgage loans originated by us, and debt-to-income ratios were capped at 50 percent. For HELOCs closed in conjunction with the closing of a first mortgage loan that was not being originated by us, our debt-to-income ratio requirements were capped at 40 percent to 45 percent and the LTV was capped at 80 percent. The qualifying payment varied over time and included terms such as either 0.75 percent of the line amount or the interest only payment due on the full line based on the current rate plus 0.5 percent. HELOCs were available in conjunction with primary residence transactions that required full documentation, and the borrower was allowed a CLTV ratio of up to 100 percent. For similar loans that also contained higher risk elements, we limited the maximum CLTV to 90 percent. FICO floors ranged from 620 to 720. The HELOC terms called for monthly interest only payments with a balloon principal payment due at the end of 10 years. At times, initial teaser rates were offered for the first three months.

Commercial loans held-for-investment. Our Commercial and Business Banking group includes relationship and portfolio managers throughout Michigan's major markets. Our commercial loans held-for-investment totaled $1.8 billion at December 31, 2014 and $1.0 billion at December 31, 2013, and consists of four loan types: commercial real estate, commercial and industrial, commercial lease financing and warehouse loans, each of which is discussed in more detail below. During the year ended December 31, 2014, we originated $397.8 million in commercial loans, compared to $239.5 million during the year ended December 31, 2013. The following table identifies the commercial loan held-for-investment portfolio by loan type and selected criteria.

Commercial Loans Held-for-Investment
December 31, 2014	Balance	Average Note Rate	Loan on Nonaccrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$80,999	5.1%	$—
Adjustable rate	541,519	2.9%	—
Total commercial real estate loans	622,518		$—
Net deferred fees and other	(2,505)
Total commercial real estate loans	$620,013
Commercial and industrial loans:
Fixed rate	$17,702	4.2%	$—
Adjustable rate	408,407	3.4%	—
Total commercial and industrial loans	426,109		$—
Net deferred fees and other	(6,609)
Total commercial and industrial loans	$419,500
Commercial lease financing loans:
Fixed rate	$9,654	3.5%	$—
Net deferred fees and other	33
Total commercial lease financing loans	$9,687
Warehouse Loans
Adjustable rate	788,518	3.8%
Net deferred fees and other	(19,874)
Total warehouse loans	768,644
Total commercial loans and warehouse loans:
Fixed rate	$108,355	4.8%	$—
Adjustable rate	1,738,444	3.3%	—
Total commercial loans held-for-investment	1,846,799		$—
Net deferred fees and other	(28,955)
Total commercial loans held-for-investment	$1,817,844

Commercial Loans Held-for-Investment
December 31, 2013	Balance	Average Note Rate	Loan on Nonaccrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$172,598	5.4%	$1,500
Adjustable rate	237,071	3.0%	—
Total commercial real estate loans	409,669		$1,500
Net deferred fees and other	(799)
Total commercial real estate loans	$408,870
Commercial and industrial loans:
Fixed rate	$12,782	4.3%	$—
Adjustable rate	195,500	2.7%	—
Total commercial and industrial loans	208,282		$—
Net deferred fees and other	(1,095)
Total commercial and industrial loans	$207,187
Commercial lease financing loans:
Fixed rate	$10,613	3.5%	$—
Net deferred fees and other	(272)
Total commercial lease financing loans	$10,341
Warehouse Loans
Adjustable rate	429,158	4.2%
Net deferred fees and other	(5,641)
Total warehouse loans	423,517
Total commercial loans:
Fixed rate	$195,993	5.2%	$1,500
Adjustable rate	861,729	3.5%	—
Total commercial loans held-for-investment	1,057,722		$1,500
Net deferred fees and other	(7,807)
Total commercial loans held-for-investment	$1,049,915

The average loan balance in our total commercial held-for-investment loan portfolio was approximately $1.2 million for the period ending December 31, 2014, with the largest loan being $49.8 million. There are approximately 53 loans with more than $5.0 million of unpaid principal balance (net of write downs) and those loans comprised approximately $601.1 million, or 56.8 percent, of the total commercial held-for-investment loan portfolio in the aggregate.

Commercial real estate loans. Our commercial real estate held-for-investment loan portfolio is comprised of loans that are collateralized by real estate properties intended to be income-producing in the normal course of business.

The following table discloses our total unpaid principal balance (net of write downs) of commercial real estate held-for-investment loans by geographic concentration and collateral type at December 31, 2014.

	State
Collateral Type	Michigan	California	Other	Total (1)
	(Dollars in thousands)
Office	$145,833	$7,017	$—	$152,850
Retail	89,874	9,259	17,623	116,756
Industrial	79,292	10,734	9,884	99,910
Apartments	72,225	—	4,902	77,127
Other	162,491	1,301	12,083	175,875
Total	$549,715	$28,311	$44,492	$622,518
Percent	88.3%	4.5%	7.1%	100.0%
(1)Unpaid principal balance, net of write downs, does not include premiums or discounts.

Commercial and industrial loans. Commercial and industrial held-for-investment loan facilities typically include lines of credit and term loans to small or middle market businesses for use in normal business operations to finance working capital needs, equipment purchases and expansion projects.

Warehouse lending. We also continue to offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or drawdown on the line is collateralized by the residential first mortgage loan being funded. Underlying mortgage loans are predominately originated using Agencies underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more principal officers of the borrower. The aggregate committed amount of adjustable rate warehouse lines of credit granted to other mortgage lenders at December 31, 2014 was $1.6 billion, of which $0.8 billion was outstanding, compared to $2.1 billion committed at December 31, 2013, of which $0.4 billion was outstanding.

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

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net interest income	$17,651	$(87,013)	$(58,268)
Loan administration	(11,388)	(36,995)	(7)
Net return on mortgage servicing asset	23,976	90,854	(109,690)
Other noninterest income	15,030	49,077	15,938
Noninterest expense	(23,397)	(205,582)	(50,549)
Income (loss) before taxes	21,872	(189,659)	(202,576)
Benefit for income taxes	33,979	416,250	15,645
Net (loss) income	$55,851	$226,591	$(186,931)
Average balances
Total assets	2,963,867	3,891,897	2,732,255

Net interest income includes the impact of administering our investment securities portfolios, debt, and the net impact of derivatives used to hedge interest rate sensitivity. Noninterest income includes servicing fees from MSRs net of a loan administration fee to the Mortgage Servicing segment to service the loan and the impact of hedging (see Note 11 of the Notes to the Consolidated Financial Statements, herein, for additional information regarding MSRs), gains or losses on the sale of

MSRs, trading asset gains or losses and other treasury related items. Noninterest income also includes insurance income and miscellaneous fee income not allocated to other operating segments. Noninterest expense includes treasury operating expenses, certain corporate administrative and other miscellaneous expenses not allocated to other operating segments. The provision for income taxes is not allocated to the operating segments as new corporate income tax liability will not occur until after the utilization of the existing deferred tax assets.

2014 compared to 2013

For the year ended December 31, 2014, the Other segment net income decreased by $170.7 million, as compared to the year ended December 31, 2013. The increase was primarily due to an increase in net interest income and a decrease in noninterest expense, partially offset by decreases in noninterest income and benefit for income taxes. Net interest income increased during the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the fourth quarter 2013 extinguishment of Federal Home Loan Bank long-term advances. Noninterest income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a second quarter 2013 fair value adjustment related to the Assured settlement agreement and decrease in net return on MSR. Noninterest expense decreased primarily due to the prepayment fee on the extinguishment of the Federal Home Loan Bank advance. Benefit for income taxes decreased due to the reversal of the valuation allowance against the deferred tax asset.

2013 compared to 2012

For the year ended December 31, 2013, the Other segment net income increased $413.5 million, as compared to the year ended December 31, 2012. The increased net income was primarily due to the reversal of the valuation allowance against the deferred tax asset, an increase in net return on mortgage servicing asset and the fair value adjustment related to the Assured settlement agreement, partially offset by the loss on extinguishment of debt (included in noninterest expense) from the prepayment of Federal Home Loan Bank advances during the year ended December 31, 2013. The increase in net return on mortgage servicing asset was due to a redistribution of income as part of the previously announced company reorganization.

RISK MANAGEMENT

Like all financial services companies, we engage in business activities and assume the related risks. The risks we are subject to in the normal course of business, include, but are not limited to, credit, regulatory compliance, legal, reputation, liquidity, market, operational, strategic and capital adequacy. Our risk management activities are focused on ensuring we properly identify, measure and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability.

A comprehensive discussion of risk management and capital matters affecting us can be found in the Risk Factors section included in Item 1A of this Form 10-K. Some of the more significant processes used to manage and control credit, liquidity, market, operational and capital risks are described in the following paragraphs.

Credit Risk

Credit risk is the risk of loss to us arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, we make loans, extend credit, purchase securities and enter into financial derivative contracts, all of which have related credit risk. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending.

Loans held-for-sale. Essentially all of our mortgage loans produced are sold into the secondary market on a whole loan basis. For further information on loans held-for-sale, see Note 3 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

The following table sets forth the balance of loans in our held-for-sale portfolio, by loan type, as of the December 31, for the past five years.

	December 31,
	2014	2013	2011	2010	2009
	(Dollars in thousands)
Consumer loans	$1,243,792	$1,480,418	$3,012,039	$1,800,885	$2,585,200
Commercial loans (1)	—	—	927,681	—	—
Total consumer and commercial loans held-for-sale	$1,243,792	$1,480,418	$3,939,720	$1,800,885	$2,585,200

(1)	Includes the loans that were sold as part of the agreement to sell Northeast commercial loans.

Loans repurchased with government guarantees. The amount of loans repurchased with government guarantees totaled $1.1 billion at December 31, 2014 and the loans which we have not yet repurchased but had the unilateral right to repurchase totaled $9.2 million and were classified as loans held-for-sale. At December 31, 2013, loans repurchased with government guarantees totaled $1.3 billion and those loans which we had not yet repurchased but had the unilateral right to repurchase totaled $20.8 million and were classified as loans held-for-sale. The balance of this portfolio continued to decrease during the year ended December 31, 2014, primarily due to reductions in repurchases, normal pay-downs, re-sales and accelerated dispositions.

Substantially all of these loans continue to be insured or guaranteed by the Federal Housing Administration ("FHA") and management believes that the reimbursement process is proceeding appropriately. These repurchased loans earn interest at a statutory rate, which varies for each loan, but is based on the 10-year U.S. Treasury note rate at the time the loan becomes greater than 60 days delinquent. This interest is recorded as interest income and the related claims settlement expenses are recorded in asset resolution expense on the Consolidated Statements of Operations. When a government guaranteed loan becomes nonperforming and is outside the reasonable period, the interest is recognized in accrued interest and is offset by a contra account.

Beginning in January 2015, the adoption of ASU Update No. 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40) will move approximately $372.8 million of repossessed assets and claims receivable from loans repurchased with government guarantees to other assets on the Consolidated Statements of Financial Condition.

For further information on loans repurchased with government guarantees, see Note 4 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Loans held-for-investment. Loans held-for-investment increased $391.2 million at December 31, 2013, from December 31, 2014, primarily due to increases in warehouse, commercial real estate loans and commercial and industrial loans. Warehouse loans increased $345.1 million, primarily due to an increase in warehouse lending lines of credit transaction levels through pricing adjustments and marketing efforts. Commercial real estate loans increased $211.1 million, primarily due to new originations. These increases were partially offset by a decrease in residential first mortgage loans, primarily due to loan sales and continuing amortization of our legacy residential mortgage loan portfolio.

Loans held-for-investment includes $211.2 million and $238.3 million of loans valued under the fair value option at December 31, 2014 and 2013, respectively.

For information relating to the loans held-for-investment and concentration of credit of our loans held-for-investment, see Notes 5 and 6 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statement and Supplementary Data, herein.

The following table sets forth a breakdown of our loans held-for-investment portfolio at December 31, 2014.

LOANS HELD-FOR-INVESTMENT, BY RATE TYPE

	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Consumer loans
Residential first mortgage (1)	$713,437	$1,479,815	$2,193,252
Second mortgage	142,925	6,107	149,032
HELOC	—	256,318	256,318
Other	31,108	—	31,108
Total consumer loans	887,470	1,742,240	2,629,710
Commercial loans
Commercial real estate	79,334	540,680	620,014
Commercial and industrial	11,549	407,950	419,499
Commercial lease financing	9,687	—	9,687
Warehouse lending	—	768,644	768,644
Total commercial loans	100,570	1,717,274	1,817,844
Total consumer and commercial loans held-for-investment	$988,040	$3,459,514	$4,447,554

(1)	Includes $629.2 million of owner occupied real estate loans.

The two tables below provide a comparison of the breakdown of loans held-for-investment and the detail for the activity in our loans held-for-investment portfolio for each of the past five years.

LOANS HELD-FOR-INVESTMENT

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,193,252	$2,508,968	$3,009,251	$3,749,821	$3,792,712
Second mortgage	149,032	169,525	114,885	138,912	174,789
HELOC	256,318	289,880	179,447	221,986	271,326
Other	31,108	37,468	49,611	67,613	86,710
Total consumer loans	2,629,710	3,005,841	3,353,194	4,178,332	4,325,537
Commercial loans
Commercial real estate	620,014	408,870	640,315	1,242,969	1,250,301
Commercial and industrial	419,499	207,187	90,565	328,879	8,875
Commercial lease financing	9,687	10,341	6,300	114,509	—
Warehouse lending	768,644	423,517	1,347,727	1,173,898	720,770
Total commercial loans	1,817,844	1,049,915	2,084,907	2,860,255	1,979,946
Total consumer and commercial loans held-for-investment	4,447,554	4,055,756	5,438,101	7,038,587	6,305,483
Allowance for loan losses	(297,000)	(207,000)	(305,000)	(318,000)	(274,000)
Total loans held-for-investment, net	$4,150,554	$3,848,756	$5,133,101	$6,720,587	$6,031,483

LOANS HELD-FOR-INVESTMENT PORTFOLIO ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$4,055,756	$5,438,101	$7,038,587	$6,305,483	$7,714,308
Loans originated (1)	1,266,249	868,288	901,121	1,017,330	168,995
Change in lines of credit (2)	—	379,526	139,021	107,912	(159,329)
Loans transferred from loans held-for-sale	19,201	64,289	61,770	16,733	90,746
Loans transferred to loans held-for-sale (3)(4)(5)(6)	(425,589)	(831,739)	(1,220,231)	(136,149)	(740,155)
Loan amortization / prepayments	(410,902)	(1,687,294)	(1,112,900)	(61,203)	(212,046)
Loans transferred to repossessed assets	(57,161)	(175,415)	(369,267)	(211,519)	(557,036)
Balance, end of year	$4,447,554	$4,055,756	$5,438,101	$7,038,587	$6,305,483

(1)
During the year ended December 31, 2013, there were $170.5 million of HELOC loans and $73.3 million of second mortgage loans that were reconsolidated at fair value as a result of the settlement agreements with Assured and MBIA.

(2)	A reclass of warehouse loans is included in the schedule in 2014.

(3)
During the year ended December 31, 2010, loans transferred from various portfolios include $578.2 million transferred to loans held-for-sale as part of the sale of nonperforming residential first mortgage loans in the year.

(4)
During the year ended December 31, 2012, loans transferred from held-for-investment to held-for-sale include $927.7 million of commercial loans related to the agreements to sell a substantial portion of Northeast-based commercial loans.

(5)
During the year ended December 31, 2013, loans transferred from held-for-investment to held-for-sale include $508.4 million unpaid principal balance of residential first mortgage nonperforming and TDR loans that were sold and $277.9 million unpaid principal balance of residential first jumbo adjustable-rate mortgage loans.

(6)	During the year ended December 31, 2014, loans transferred from held-for-investment to held-for-sale included $225.4 million unpaid principal balance of residential first jumbo mortgage loans.

Credit Quality

Management considers a number of qualitative and quantitative factors in assessing the level of its allowance for loan losses. See the section captioned "Allowance for Loan Losses" in this discussion. As illustrated in the tables following, trends in certain credit quality characteristics such as nonperforming loans and past due statistics have recently stabilized or even begun to show signs of improvement. This is predominantly a result of the nonperforming and TDR loan sales and a decrease in net charge-offs, as well as run off of the legacy portfolios and the addition of new commercial loans with strong credit characteristics.

The following table sets forth certain information about our nonperforming assets as of the end of each of the last five years.

NONPERFORMING LOANS AND ASSETS

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonperforming loans held-for-investment (1)	$74,839	$98,976	$254,582	$291,782	$200,111
Nonperforming TDRs	28,687	25,808	60,516	66,567	77,858
Nonperforming TDRs at inception but performing for less than six months	16,965	20,901	84,728	130,018	40,447
Total nonperforming loans held-for investment	120,491	145,685	399,826	488,367	318,416
Repurchased nonperforming assets, net (1)	—	—	—	—	28,472
Real estate and other repossessed assets, net	18,693	36,636	120,732	114,715	151,085
Nonperforming assets	$139,184	$182,321	$520,558	$603,082	$497,973
Ratio of nonperforming assets to total assets	1.42%	1.95%	3.70%	4.43%	4.35%
Ratio of nonperforming loans held for investment to loans held-for-investment	2.71%	3.59%	7.35%	6.94%	5.05%
Ratio of allowance to nonperforming loans held-for-investment (1)	255.7%	145.9%	76.3%	65.1%	86.1%
Ratio of allowance to loans held-for-investment (1)	7.01%	5.42%	5.61%	4.52%	4.35%
Ratio of net charge-offs to average loans held-for-investment (1)	1.07%	4.00%	4.43%	2.14%	9.34%
Ratio of nonperforming assets to loans held-for-investment and repossessed assets	3.12%	4.46%	9.36%	8.43%	7.71%

(1)	Excludes loans carried under the fair value option.

The following table sets forth the activity of nonperforming commercial loans, exclusive of premiums or discounts (primarily commercial real estate and commercial and industrial loans).

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Beginning unpaid principal balance	$12,940	$139,128	$145,006
Additions	5,235	120,655	266,309
Returned to performing	—	—	(12,081)
Principal payments	(6,369)	(96,992)	(75,765)
Sales	(11,079)	(101,951)	(63,404)
Charge-offs, net of recoveries	1,013	(39,075)	(108,585)
Valuation write downs	(1,740)	(8,825)	(12,352)
Ending unpaid principal balance	$—	$12,940	$139,128

Past due loans held-for-investment

At December 31, 2014, we had $164.4 million of past due loans held-for-investment. Of those past due loans, $120.5 million loans were nonperforming. At December 31, 2013, we had $207.4 million of past due loans held-for-investment. Of those past due loans, $145.7 million loans were nonperforming. The decrease from December 31, 2013 to December 31, 2014 was primarily due to sales of nonperforming and TDR residential first mortgage loans in the amount of $69.3 million.

Consumer loans. As of December 31, 2014, nonperforming consumer loans totaled $120.5 million, a decrease from $144.2 million at December 31, 2013, primarily due to the sale of nonperforming and TDR residential first mortgage loan. Net charge-offs in consumer loans totaled $42.6 million for the year ended December 31, 2014, compared to $129.1 million for the year ended December 31, 2013, primarily due to lower net losses related to loan sales, lower levels of nonperforming loans and improving property values thereby reducing the level of write downs.

Commercial loans. As of December 31, 2014, there were no nonperforming commercial loans compared to $1.5 million at December 31, 2013. Nonperforming commercial loans percentage of total commercial loans was 0.2 percent at December 31, 2013. Net recoveries in commercial loans totaled $1.0 million for the year ended December 31, 2014, which was a decrease from net charge-offs of $39.0 million for the year ended December 31, 2013, primarily due to a continued decline in nonperforming loans and legacy portfolio balances.

Troubled debt restructurings (held-for-investment)

Troubled debt restructurings ("TDRs") are modified loans in which a borrower is experiencing financial difficulties and has been granted concession not otherwise available. Our ongoing loan modification efforts to assist homeowners and other borrowers continued to increase our overall balance of TDRs. Nonperforming TDRs were 37.9 percent and 32.1 percent of total nonperforming loans at December 31, 2014 and 2013, respectively.

Nonperforming TDRs are included in nonaccrual loans and performing TDRs are excluded from nonaccrual loans because it is probable that all contractual principal and interest due under the restructured terms will be collected. Within consumer nonperforming loans, residential first mortgage TDRs were 37.5 percent of residential first mortgage nonperforming loans at December 31, 2014, compared to 31.7 percent at December 31, 2013. The level of modifications that were determined to be TDRs in these portfolios is expected to result in elevated nonperforming loan levels for longer periods, because TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms, or ultimate resolution occurs. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments. Although many of the TDRs continue to be performing, we have increased our allowance on TDRs, which also increased the allowance for loan losses.

	TDRs
	Performing	Nonperforming	Total
	(Dollars in thousands)
December 31, 2014
Consumer loans (1)	$361,450	$45,652	$407,102
Commercial loans	403	—	403
Total TDRs	$361,853	$45,652	$407,505
December 31, 2013
Consumer loans (1)	$382,529	$46,709	$429,238
Commercial loans	456	—	456
Total TDRs	$382,985	$46,709	$429,694

(1)
Consumer loans include: residential first mortgage, second mortgage, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $81.2 million and $82.3 million at December 31, 2014 and 2013, respectively.

The following table sets forth the activity during each of the years presented with respect to performing TDRs and nonperforming TDRs.

	TDRs
	For the Years Ended December 31,
	2014	2013	2012
Performing	(Dollars in thousands)
Beginning balance	$382,985	$589,762	$517,175
Additions	43,703	57,245	115,924
Transfer to nonperforming TDR	(33,782)	(40,342)	(111,230)
Transfer from nonperforming TDR	6,892	43,419	117,688
Principal repayments	(7,252)	(258,475)	(23,463)
Reductions (1)	(30,693)	(8,624)	(26,332)
Ending balance	$361,853	$382,985	$589,762
Nonperforming
Beginning balance	$46,709	$145,244	$196,585
Additions	13,899	48,018	83,685
Transfer to nonperforming TDR	33,782	40,342	111,230
Transfer from nonperforming TDR	(6,892)	(43,419)	(117,688)
Principal repayments	(588)	(134,924)	(85,065)
Reductions (1)	(41,258)	(8,552)	(43,503)
Ending balance	$45,652	$46,709	$145,244

(1)	Includes loans paid in full or otherwise settled, sold or charged off.

The following table sets forth information regarding past due loans at the dates listed. At December 31, 2014, 92.7 percent of all past due loans were loans in which we had a first lien position on residential real estate, compared to 91.6 percent at December 31, 2013.

PAST DUE LOANS HELD-FOR-INVESTMENT

	December 31,
Days Past Due	2014	2013	2012	2011	2010
	(Dollars in thousands)
30 – 59 days
Consumer loans
Residential first mortgage	$29,157	$36,526	$62,445	$74,934	$96,768
Second mortgage	971	1,997	1,171	1,887	3,587
HELOC	3,581	2,197	2,484	5,342	3,735
Other	296	293	587	1,507	939
Commercial loans
Commercial real estate	—	—	6,979	7,453	28,245
Commercial and industrial	—	—	—	11	175
Total 30 – 59 days past due	34,005	41,013	73,666	91,134	133,449
60 – 89 days
Consumer loans
Residential first mortgage	8,099	19,096	16,693	37,493	40,821
Second mortgage	393	271	727	1,527	1,968
HELOC	1,344	1,238	910	2,111	3,783
Other	58	127	248	471	335
Commercial loans
Commercial real estate	—	—	6,990	12,323	6,783
Commercial and industrial	—	—	—	62	55
Total 60 – 89 days past due	9,894	20,732	25,568	53,987	53,745
90 days or greater
Consumer loans
Residential first mortgage	115,093	134,340	306,486	372,514	122,924
Second mortgage	2,054	2,820	3,724	6,236	7,480
HELOC	3,222	6,826	3,025	7,973	6,713
Other	122	199	183	611	822
Commercial loans
Commercial real estate	—	1,500	86,367	99,335	175,559
Commercial and industrial	—	—	41	1,670	4,918
Warehouse lending	—	—	—	28	—
Total 90 days or greater past due (1)	120,491	145,685	399,826	488,367	318,416
Total past due loans	$164,390	$207,430	$499,060	$633,488	$505,610

(1)	Includes loans carried under the fair value option of $4.5 million and $4.0 million at December 31, 2014 and 2013, respectively.

The following table sets forth information regarding loans held-for-investment and nonperforming loans (i.e., 90 days or greater past due loans) as to which we have ceased accruing interest.

LOANS HELD-FOR-INVESTMENT AND NONACCRUAL LOANS

	December 31, 2014
	Investment Loan Portfolio	Non Accrual Loans	As a % of Loan Specified Portfolio	As a % of Non Accrual Loans
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,193,252	$115,093	5.2%	95.5%
Second mortgage	149,032	2,054	1.4%	1.7%
HELOC	256,318	3,222	1.3%	2.7%
Other consumer	31,108	122	0.4%	0.1%
Total consumer loans	2,629,710	120,491	4.6%	100.0%
Commercial loans
Commercial real estate	620,014	—	—%	—%
Commercial and industrial	419,499	—	—%	—%
Commercial lease financing	9,687	—	—%	—%
Warehouse lending	768,644	—	—%	—%
Total commercial loans	1,817,844	—	—%	—%
Total loans (1)	$4,447,554	$120,491	2.7%	100.0%
Less allowance for loan losses	(297,000)
Total loans held-for-investment, net	$4,150,554

(1)	Includes $4.5 million of nonaccrual loans carried under the fair value option at December 31, 2014.

The following table sets forth the nonperforming (i.e., 90 days or greater past due loans) residential first mortgage loans by year of origination (i.e., vintage) and the total amount of unpaid principal balance (net of write downs) loans outstanding at December 31, 2014.

RESIDENTIAL FIRST MORTGAGE LOANS
	December 31, 2014
Vintage	Performing Loans	NonAccrual Loans	Unpaid Principal Balance (1)
	(Dollars in thousands)
Pre-2006	$984,490	$39,504	$1,023,994
2006	167,671	9,800	177,471
2007	525,624	37,013	562,637
2008	64,637	19,556	84,193
2009	32,282	3,435	35,717
2010	15,045	1,866	16,911
2011	22,729	1,667	24,396
2012	21,425	—	21,425
2013	45,029	713	45,742
2014	208,690	1,539	210,229
Total loans	$2,087,622	$115,093	$2,202,715
Net deferred fees and other			(9,463)
Total residential first mortgage loans			$2,193,252

(1)	Unpaid principal balance, net of write downs, does not include net deferred fees, premiums or discounts and other.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses that are inherent in our loans held-for-investment portfolio but which have not yet been realized. The consumer loan portfolio includes residential first mortgages, second mortgages, HELOC and other consumer loans. The commercial loan portfolio includes commercial real estate, commercial and industrial, commercial lease financing loans and warehouse lending. See Notes 1 and 5 to the Consolidated Financial Statements for additional information.

The allowance for loan losses was $297.0 million and $207.0 million at December 31, 2014 and 2013, respectively. The increase in the allowance for loan losses was driven primarily by an increase in our estimated average loss emergence period for the consumer portfolio as well as an increase to our qualitative assessment of the reset risk related to loans in our interest-only portfolio. Both of these items are further explained above in the Provision for Loan Losses section of Management’s Discussion and Analysis.

The allowance for loan losses as a percentage of nonperforming loans increased to 255.7 percent at December 31, 2014 from 145.9 percent at December 31, 2013, which was primarily due to the sale of nonperforming and TDR loans and the increase in the allowance for loan losses.

The allowance for loan losses as a percentage of loans held-for-investment increased to 7.01 percent as of December 31, 2014 from 5.42 percent as of December 31, 2013, primarily due to the increase in the allowance for loan losses.

The allowance for loan losses is considered adequate based upon management's assessment of relevant factors, including the types and amounts of nonperforming loans, historical and current loss experience on such types of loans, and the current economic environment.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.

ALLOWANCE FOR LOAN LOSSES

	December 31, 2014
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Percentage of Total Allowance
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,167,321	51.2%	$234,288	78.9%
Second mortgage	95,915	2.3%	12,424	4.2%
HELOC	124,754	2.9%	18,723	6.3%
Other	31,108	0.7%	766	0.3%
Total consumer loans	2,419,098	57.1%	266,201	89.7%
Commercial loans
Commercial real estate	620,014	14.6%	17,359	5.8%
Commercial and industrial	419,499	9.9%	10,581	3.6%
Commercial lease financing	9,687	0.2%	131	—%
Warehouse lending	768,644	18.2%	2,728	0.9%
Total commercial loans	1,817,844	42.9%	30,799	10.3%
Total consumer and commercial loans (1)	$4,236,942	100.0%	$297,000	100.0%

(1)	Excludes loans carried under the fair value option.

The following tables set forth certain information regarding our allowance for loan losses as of December 31, 2014 and the allocation of the allowance for loan losses over the past five years.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2014		2013		2012		2011		2010
	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$234,288	5.6%	$161,142	4.2%	$219,230	4.0%	$179,218	2.5%	$122,437	1.9%
Second mortgage	12,424	0.3%	12,141	0.3%	20,201	0.4%	16,666	0.2%	25,187	0.4%
HELOC	18,723	0.4%	7,893	0.2%	18,348	0.3%	14,845	0.2%	21,369	0.3%
Other	766	—%	2,412	0.1%	2,040	0.1%	2,434	0.1%	3,450	0.1%
Total consumer loans	266,201	6.3%	183,588	4.8%	259,819	4.8%	213,163	3.0%	172,443	2.7%
Commercial loans
Commercial real estate	17,359	0.4%	18,540	0.5%	41,310	0.7%	96,984	1.4%	95,844	1.5%
Commercial and industrial	10,581	0.2%	3,332	0.1%	2,878	0.1%	5,425	0.1%	1,542	—%
Commercial lease financing	131	—%	148	—%	94	—%	1,178	—%	—	—%
Warehouse lending	2,728	0.1%	1,392	—%	899	—%	1,250	—%	4,171	0.1%
Total commercial loans	30,799	0.7%	23,412	0.6%	45,181	0.8%	104,837	1.5%	101,557	1.6%
Total consumer and commercial loans (1)	$297,000	7.0%	$207,000	5.4%	$305,000	5.6%	$318,000	4.5%	$274,000	4.3%

(1)	Excludes loans carried under the fair value option.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Beginning balance	$207,000	$305,000	$318,000	$274,000	$524,000
Provision for loan losses (1)	131,553	70,142	276,047	176,931	426,353
Charge-offs
Consumer loans
Residential first mortgage (1)(2)	(37,584)	(133,326)	(175,803)	(41,559)	(474,195)
Second mortgage	(3,211)	(6,252)	(18,753)	(19,217)	(27,846)
HELOC	(5,857)	(5,473)	(17,159)	(16,980)	(21,495)
Other consumer	(1,923)	(3,622)	(4,423)	(4,729)	(5,583)
Total consumer loans	(48,575)	(148,673)	(216,138)	(82,485)	(529,119)
Commercial loans
Commercial real estate	(2,463)	(47,982)	(105,285)	(57,626)	(153,020)
Commercial and industrial	—	(350)	(4,627)	(644)	(1,181)
Commercial lease financing	—	(1,299)	(1,191)	—	—
Warehouse lending	(74)	(45)	—	(1,122)	(2,154)
Total commercial loans	(2,537)	(49,676)	(111,103)	(59,392)	(156,355)
Total charge offs	(51,112)	(198,349)	(327,241)	(141,877)	(685,474)
Recoveries
Consumer loans
Residential first mortgage	3,049	15,329	18,561	1,656	2,513
Second mortgage	477	1,178	1,912	1,642	1,806
HELOC	183	1,020	461	1,510	1,531
Other consumer	2,311	2,079	1,786	1,603	1,615
Total consumer loans	6,020	19,606	22,720	6,411	7,465
Commercial loans
Commercial real estate	3,319	10,162	15,397	2,408	1,123
Commercial and industrial	111	151	77	122	17
Commercial lease financing	47	288	—	—	—
Warehouse lending	62	—	—	5	516
Total commercial loans	3,539	10,601	15,474	2,535	1,656
Total recoveries	9,559	30,207	38,194	8,946	9,121
Charge-offs, net of recoveries	(41,553)	(168,142)	(289,047)	(132,931)	(676,353)
Ending balance	$297,000	$207,000	$305,000	$318,000	$274,000
Net charge-off ratio (1)(2)(3)	1.07%	4.00%	4.43%	2.14%	9.34%

(1)
December 31, 2010 includes the provision for loan losses and charge-offs related to the sale of nonperforming loans held-for-sale of $176.5 million and $327.3 million, respectively. Excluding the sale of nonperforming loans held-for-sale the net charge-off ratio would have been 4.82 percent at December 31, 2010.

(2)
Includes charge-offs of $15.1 million related to the sale of nonperforming loans and TDRs during the year ended December 31, 2014. Excluding the sale of nonperforming and TDR loans, the net charge-off ratio would have been 0.62 percent for the year ended December 31, 2014.

(3)	Excludes loans carried under the fair value option.

Mortgage servicing rights

At December 31, 2014 MSRs at fair value decreased $26.9 million, compared to December 31, 2013, primarily due to MSR sales and a reduction in fair value of MSRs during the year ended December 31, 2014. During the years ended December 31, 2014 and 2013, we recorded additions to our MSRs of $271.5 million and $401.7 million, respectively. Also, during the year ended December 31, 2014, we reduced the amount of MSRs by $231.5 million related to bulk servicing sales and $31.0 million related to loans that paid off during the period. The fair value of MSRs decreased by $35.8 million resulting from the recognition of expected cash flows and market driven changes, primarily as a result of decreases in mortgage loan rates that led to an expected increase in prepayment speeds. During the year ended December 31, 2013, we reduced the amount of MSRs by $834.5 million as a result of bulk servicing sales, $99.3 million due to loans that paid off during the period, and an increase of $106.0 million in the fair value of MSRs resulting from the realization of expected cash flows, as well as market driven changes, primarily decreases in mortgage loan rates, that caused us to assume a higher level of prepayment speeds. Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs included in Tier 1 capital. We reduced our MSR concentration during the fourth quarter 2013 (discussed below) which should result in a decrease of the exclusion to our allowable capital levels under Basel III. See Note 11 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein. Our ratio of MSRs to Tier 1 capital is 22.1 percent at December 31, 2014, as compared to 22.6 percent at December 31, 2013. See "Use of Non-GAAP Financial Measures."

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

The principal balance of the loans underlying our total MSRs was $25.4 billion at December 31, 2014, compared to $25.7 billion at December 31, 2013, with the decrease primarily attributable to our bulk and flow servicing sales of $20.6 billion in underlying loans and by a decrease in loan origination activity for the year ended December 31, 2014.

The recorded amount of the MSR portfolio at December 31, 2014 and 2013 as a percentage of the unpaid principal balance of the loans we are servicing was 1.0 percent and 1.1 percent, respectively. When our Mortgage Originations segment sells mortgage loans in the secondary market, it usually retains the right to continue to service the mortgage loans for a fee. The weighted average service fee on loans serviced for others is currently 27.2 basis points of the loan principal balance outstanding. The amount of MSRs initially recorded is based on the fair value of the MSRs determined on the date when the underlying loan is sold. Our determination of fair value, and thus the amount we record (i.e., the capitalization amount) is based on internal valuations and available market pricing. Estimates of fair value reflect the anticipated prepayment speeds (also known as the constant prepayment rate ("CPR"), product type (i.e., conventional, government, balloon), fixed or adjustable rate of interest, interest rate, term (i.e., 15 or 30 years), servicing costs per loan, discounted yield rate and estimate of ancillary income such as late fees and prepayment fees.

At December 31, 2014, the fair value of the MSR was based upon the following weighted-average assumptions: (1) a discount rate of 10.9 percent; (2) an anticipated loan prepayment rate of 15.0 CPR; and (3) annual servicing costs per conventional loan of $67, $88 for each government loan and $85 for each adjustable-rate loan, respectively. At December 31, 2013, the fair value of the MSR was based upon the following weighted-average assumptions: (1) a discount rate of 10.2 percent; (2) an anticipated loan prepayment rate of 11.9 CPR; and (3) servicing costs per conventional loan of $67, $88 for each government loan and $85 for each adjustable-rate loan, respectively.

The following table sets forth activity in loans serviced for others during the past five years.

LOANS SERVICED FOR OTHERS

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$25,743,396	$76,821,222	$63,770,676	$56,040,063	$56,521,902
Loans serviced additions	24,407,054	35,827,484	53,094,326	27,437,433	26,325,610
Loan amortization/prepayments	(3,919,312)	(9,895,791)	(22,096,691)	(9,488,100)	(11,673,592)
Servicing sales (1)	(20,804,370)	(77,009,519)	(17,947,089)	(10,218,720)	(15,133,857)
Balance, end of year	$25,426,768	$25,743,396	$76,821,222	$63,770,676	$56,040,063

(1)	Includes the sale of $40.7 billion to Matrix in 2013, which we now subservice.

Repossessed assets

Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held-for-investment portfolio at the lower of cost or market value, less disposal costs. Management decides whether to rehabilitate the property or sell it "as is" and whether to list the property with a broker. The $17.9 million decrease in repossessed assets from December 31, 2013 to December 31, 2014 was primarily due to the sale of commercial repossessed assets.

The following schedule provides the activity for repossessed assets during each of the past five years.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Beginning balance	$36,636	$120,732	$114,715	$151,085	$176,968
Additions	33,177	63,609	124,879	88,755	204,926
Disposals	(51,120)	(147,705)	(118,862)	(125,125)	(230,809)
Ending balance	$18,693	$36,636	$120,732	$114,715	$151,085

Investment securities available-for-sale

Investment securities available-for-sale, comprised of U.S. government sponsored agencies and municipal obligations, increased from $1.0 billion at December 31, 2013, to $1.7 million at December 31, 2014. The increase was primarily due to the purchase of $1.1 billion in U.S. government sponsored agencies during the year ended December 31, 2014, offset by sales of approximately $0.4 billion. The investment securities available-for-sale were purchased as part of our strategy to redeploy a portion of our cash into higher yielding, yet very liquid, investment alternatives. See Note 2 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Representation and warranty reserve

We sell most of the residential first mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac).

REPRESENTATION AND WARRANTY RESERVE

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Beginning balance	$54,000	$193,000	$120,000	$79,400	$66,000
Provision for new loan sales	6,854	17,606	24,410	8,993	35,200
Provision adjustment for previous estimates	10,011	36,116	256,289	150,055	61,523
Charge-offs, net of recoveries	(17,865)	(192,722)	(207,699)	(118,448)	(83,323)
Ending balance	$53,000	$54,000	$193,000	$120,000	$79,400

The decrease in the amount charged to representation and warranty reserve expense was primarily due to lower losses estimates following our settlements with Fannie Mae and Freddie Mac, along with our change in estimates related to the recent revision to the representation and warranty reserve framework as published by the Federal Housing Finance Agency, offset partially by an increase to account for the liability associated with estimated losses on claims expected from HUD on losses incurred related to loans on which we have executed indemnification agreements.

The following table summarizes the amount of annual Fannie Mae and Freddie Mac audit file review requests by number of accounts. Such requests precede the repurchase demands that Fannie Mae and Freddie Mac may make thereafter.

	For the Years Ended December 31,
	2014	2013	2012
Fannie Mae	3,765	9,510	8,578
Freddie Mac	2,361	3,876	5,963
Total	6,126	13,386	14,541

During the year ended December 31, 2014, we had $117.1 million in Fannie Mae new repurchase demands and $40.5 million in Freddie Mac new repurchase demands. The following table summarizes the amount of yearly new repurchase demands we have received by loan origination year.

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
2008 and prior (1)	$33,372	$570,597	$865,670
2009-2014	124,655	74,471	182,749
Total	$158,027	$645,068	$1,048,419
Number of accounts	761	3,478	5,255

(1)	Includes a significant portion of the repurchase requests and obligations associated to loans within the settlement agreements with Fannie Mae and Freddie Mac.

The following table summarizes the aggregate amount of pending repurchase demands at the end of each year noted.

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Period end balance	$43,368	$97,170	$224,182
Percent non-agency (approximately)	1.6%	2.6%	0.3%

The following table summarizes the trends over the last two years with respect to key model attributes and assumptions for estimating the representation and warranty reserve.

	December 31, 2014	December 31, 2013
	(Dollars in Thousands)
UPB of loans sold (1) (2)	$261,000,000	$244,100,000
Loan file review as percentage of unpaid principal balance	7.1%	8.2%
Repurchase demand rate (3)	15.9%	14.5%
Actual repurchase rate (4)	33.3%	35.5%
Loss severity rate (5)	8.7%	12.3%

(1)	Includes servicing sold with recourse.

(2)	Includes a significant portion of the repurchase requests and obligations associated to loans within the settlement agreements with Fannie Mae and Freddie Mac.

(3)	The percent of loan file reviews that is expected to result in a repurchase demand.

(4)	Weighted average of the appeals loss rate.

(5)	Average loss severity rate expected to be experienced on actual repurchases made (post appeal loss).

See Note 16 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Liquidity Risk

Liquidity risk is the risk that we will not have sufficient funds to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate and market opportunities. The ability of a financial institution to meet current financial obligations is a function of the balance sheet structure, the ability to liquidate assets, and the access to various sources of funds.

We primarily originate agency eligible loans held-for-sale and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, private party whole loan sales, or by pledging them to the Federal Home Loan Bank of Indianapolis and borrowing against them. We use the Federal Home Loan Bank of Indianapolis as a significant source for funding our residential mortgage business due to its flexibility in terms of being able to borrow or repay borrowings as daily cash needs require.

Our principal uses of funds include loan originations and operating expenses. At December 31, 2014, we had outstanding rate-lock commitments to lend $2.6 billion in mortgage loans, compared to $2.3 billion at December 31, 2013. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.4 billion at December 31, 2014 and $2.0 billion at December 31, 2013.

The amount we can borrow, or the value we receive for the assets pledged to our liquidity providers, varies based on the amount and type of pledged collateral as well as the perceived market value of the assets and the "haircut" of the market value of the assets. That value is sensitive to the pricing and policies of our liquidity providers and can change with little or no notice.

In addition to operating expenses at a particular level of mortgage originations, our cash flows are fairly predictable and relate primarily to the funding cash outflows of residential first mortgages and sales cash inflows of those residential first mortgages. Our mortgage warehouse funding line of business also generates cash flows as funds are extended to correspondent relationships to close new loans. Those loans are repaid when the correspondent sells the loan. Other material cash flows relate to growing our commercial lines of business and the loans we service for others and consist primarily of principal, interest, taxes and insurance escrows. Those monies come in over the course of the month and are paid out based on predetermined schedules. Those flows are largely a function of the size of the servicing book and the volume of refinancing activity of the loans serviced. In general, monies received in one month are paid during the following month with the exception of taxes and insurance monies that are held until they are due.

Our Consolidated Statements of Cash Flows shows cash used in operating activities of $8.1 billion, $1.6 billion, $0.4 billion for the years ended December 31, 2014, 2013 and 2012, respectively. This does not have an impact on our liquidity position or how we manage liquidity. Rather, it is a reflection of the manner in which we execute certain loan sales for which the cash outflow is included in operating activities and the corresponding cash inflow is included in the investing section.

As governed and defined by our internal liquidity policy, we maintain adequate excess liquidity levels appropriate to cover both unanticipated operational and regulatory requirements. In addition to this liquidity, we also maintain targeted minimum levels of unused borrowing capacity as an additional cushion against unexpected liquidity needs. Each business day, we forecast 90 days of daily cash needs. This allows us to determine our projected near term daily cash fluctuations and also to plan and adjust, if necessary, future activities. As a result, we would be able to make adjustments to operations as required to meet the liquidity needs of our business, including adjusting deposit rates to increase deposits, planning for additional Federal Home Loan Bank borrowings, accelerating sales of loans held-for-sale (Agencies and/or private), selling loans held-for-investment or securities, borrowing through the use of repurchase agreements, reducing originations, making changes to warehouse funding facilities or borrowing from the discount window.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations.

Federal Home Loan Bank stock. At December 31, 2014, holdings of Federal Home Loan Bank stock decreased to $155.4 million from $209.7 million at December 31, 2013, due to the Federal Home Loan Bank’s repurchase of excess stock for $54.3 million. Once purchased, Federal Home Loan Bank shares must be held for five years before they can be redeemed. As a member of the Federal Home Loan Bank, we are required to hold shares of Federal Home Loan Bank stock in an amount equal to at least 1.0 percent of aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0 percent of our Federal Home Loan Bank advances, whichever is greater.

Deposits. Our deposits consist of four primary categories: retail deposits, government deposits, wholesale deposits and company controlled deposits. Total deposits increased $928.3 million, or 15.1 percent at December 31, 2014, compared to December 31, 2013, primarily due to increases in savings accounts and government deposits.

Our branch deposits increased $364.0 million, or 7.6 percent at December 31, 2014, compared to December 31, 2013, primarily due to an increase in core deposits.

We have continued to increase our core deposit accounts and improve our mix of deposits. The overall need for deposit funding declined in the second half of 2014, consistent with the slow-down in mortgage originations. This has allowed us to run-off higher costing deposits, as we continue to have success in bringing in core checking, savings and money market accounts.

We have focused on increasing our commercial retail deposits. Our commercial retail deposits have increased $67.1 million or 47.5 percent at December 31, 2014, compared to December 31, 2013.

We call on local governmental agencies, and other public units, as an additional source for deposit funding. These deposit accounts include $355.0 million of certificates of deposit with maturities typically less than one year and $563.0 million in checking and savings accounts at December 31, 2014.

We generate deposits from our retail banking network and no longer purchase wholesale deposits. Wholesale deposits continued to run-off during the year ended December 31, 2014 and decreased by $8.5 million from December 31, 2013.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not bear interest.

We participate in the Certificates of Deposit Account Registry Service ("CDARS") program, through which certain customer certificates of deposit ("CD") are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50.0 million. At December 31, 2014, we had $393.2 million of total CDs enrolled in the CDARS program. We received reciprocal CDs from other participating banks totaling $94.3 million from public entities and $299.0 million from retail customers at December 31, 2014. We had CDARS originations of $390.8 million from public entities and $5.5 million from retail customers at December 31, 2014. The total CDARS balances increased $57.3 million at December 31, 2014, from December 31, 2013.

The composition of our deposits was as follows at the date indicated.

	December 31,
	2014			2013
	(Dollars in thousands)
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
Retail deposits
Branch retail deposits
Demand deposit accounts	$726,157	0.08%	10.3%	$670,039	0.09%	10.9%
Savings accounts	3,426,722	0.72%	48.5%	2,849,644	0.46%	46.4%
Money market demand accounts	208,549	0.15%	3.0%	262,009	0.15%	4.3%
Certificates of deposit/CDARS(1)	807,400	0.65%	11.4%	1,023,141	0.72%	16.7%
Total branch retail deposits	5,168,828	0.60%	73.1%	4,804,833	0.45%	78.3%
Commercial retail deposits
Demand deposit accounts	133,296	0.01%	1.9%	93,515	0.01%	1.5%
Savings accounts	26,948	0.35%	0.4%	19,635	0.40%	0.3%
Money market demand accounts	42,901	0.60%	0.6%	25,095	0.54%	0.4%
Certificate of deposit/CDARS (1)	5,145	0.29%	0.1%	2,988	0.41%	0.1%
Total commercial retail deposits	208,290	0.18%	3.0%	141,233	0.17%	2.3%
Total retail deposits subtotal	5,377,118	0.59%	76.1%	4,946,066	0.44%	80.6%
Government deposits
Demand deposit accounts	246,055	0.38%	3.5%	314,804	0.38%	5.1%
Savings accounts	316,917	0.52%	4.5%	183,128	0.27%	3.0%
Certificate of deposit/CDARS	354,971	0.43%	5.0%	104,466	0.26%	1.7%
Total government deposits (2)	917,943	0.45%	13.0%	602,398	0.33%	9.8%
Wholesale deposits	247	0.06%	—%	8,717	3.43%	0.1%
Company controlled deposits (3)	773,298	—%	10.9%	583,145	—%	9.5%
Total deposits (4)	$7,068,606	0.50%	100.0%	$6,140,326	0.39%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $0.8 billion at both December 31, 2014 and 2013.

(2)	Government deposits include funds from municipalities and schools.

(3)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $2.6 billion and $1.7 billion at December 31, 2014 and 2013, respectively.

The following table indicates the scheduled maturities of our certificates of deposit with a minimum denomination of $100,000 by acquisition channel as of December 31, 2014.

	Retail Deposits	Government Deposits	Total
	(Dollars in thousands)
Twelve months or less	$381,113	$337,498	$718,611
One to two years	30,584	8,865	39,449
Two to three years	22,686	—	22,686
Three to four years	5,988	—	5,988
Four to five years	5,749	—	5,749
Thereafter	5,078	—	5,078
Total	$451,198	$346,363	$797,561

The following table sets forth information relating to our total deposit flows for each of the years indicated.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Beginning deposits	$6,140,326	$8,294,295	$7,689,988	$7,998,099	$8,778,469
Interest credited	30,334	42,392	70,143	95,546	154,692
Net deposit increase (decrease)	897,946	(2,196,361)	534,164	(403,657)	(935,062)
Total deposits, end of the year	$7,068,606	$6,140,326	$8,294,295	$7,689,988	$7,998,099

We continue to focus our efforts towards the growth of our core deposits, which includes checking, savings and money market deposit accounts. We believe core deposits represent a more stable funding source and their increase has allowed us to replace maturing brokered CDs and other potentially less stable funding sources.

Borrowings. The Federal Home Loan Bank provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the Federal Home Loan Bank using approved loan types as collateral. At December 31, 2014, we had an authorized line of credit of $7.0 billion that could be utilized to the extent we provide sufficient collateral. At December 31, 2014, we had available collateral sufficient to access $2.7 billion of the line and as to which we had $0.5 billion of advances outstanding.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At December 31, 2014, we had pledged commercial and industrial loans amounting to $53.3 million with a lendable value of $30.6 million. At December 31, 2013, we had pledged commercial and industrial loans amounting to $38.7 million with a lendable value of $25.5 million. At December 31, 2014 and 2013, we had no borrowings outstanding against this line of credit.

Federal Home Loan Bank advances. Federal Home Loan Bank advances decreased $0.5 billion at December 31, 2014 from December 31, 2013. We rely upon advances from the Federal Home Loan Bank as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of Federal Home Loan Bank advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources such as repurchase agreements. During the year ended December 31, 2014, we had an increase in funds available from other sources, including proceeds from the sale of mortgage servicing rights, commercial loans, and residential first mortgage nonperforming and TDR loans, which reduced the need for the short-term borrowings from Federal Home Loan Bank.

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Maximum outstanding at any month end	$1,300,000	$2,907,598	$3,770,000
Average balance	939,173	2,914,637	3,698,362
Average remaining borrowing capacity	1,947,000	735,391	1,040,677
Average interest rate	0.23%	3.22%	2.88%

See Note 14 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for additional information of Federal Home Loan Bank advances.

Long-term debt. As part of our overall capital strategy, we previously raised capital through the issuance of trust-preferred securities by our special purpose financing entities formed for the offerings. The outstanding trust preferred securities mature 30 years from issuance, are callable by us after five years and pay interest quarterly. Under these trust preferred arrangements, we have the right to defer interest payments to the trust preferred security holders for up to five years without default or penalty.

On January 27, 2012, we notified holders of the trust preferred securities our intention to exercise the contractual right to defer regularly scheduled quarterly payments of interest, beginning with the February 2012 payment, with respect to trust preferred securities. These payments will be periodically evaluated and reinstated when appropriate, subject to provisions of the Consent Order and Supervisory Agreement. At December 31, 2014, we have deferred for 12 consecutive quarters.

As of June 30, 2013, following the Assured Settlement Agreement, we reconsolidated the debt associated with the HELOC securitizations, held in a trust or variable interest entity ("VIE"), at fair value. At December 31, 2014, long-term debt includes a fair value of $83.8 million in VIE long-term debt associated with HELOC securitizations, which are consolidated in the Consolidated Financial Statements, in Item 1. Financial Statements herein. We acquired the HELOC loans and the proceeds of which were used by the trust to repay outstanding debt.

Loan Sales. We sell a significant portion of our mortgage loans we originate. Sales of loans totaled $24.4 billion, or 99.2 percent of originations during the year ended December 31, 2014, compared to $39.1 billion, or 104.3 percent of originations during the year ended December 31, 2013. The decrease in the dollar volume of sales during the year ended December 31, 2014 was primarily due to the decrease in origination volumes, as compared to the year ended December 31, 2013. As of December 31, 2014, we had outstanding commitments to sell $3.0 billion of mortgage loans. Generally, these commitments are funded within 120 days.

Loan Principal Payments. We also invest in loans that we hold for our own portfolio and their principal payments on which provide another source of funds for us.

The following tables set forth, at December 31, 2014, the expected repayment of our loans held-for-investment, both as fixed rate and adjustable rate loans.

LOAN PRINCIPAL REPAYMENT SCHEDULE
FIXED RATE LOANS

	December 31, 2014
	Within 1 Year	1 Year to 2 Years	2 Years to 3 Years	3 Years to 5 Years	5 Years to 10 Years	10 Years to 15 Years	Over 15 Years	Totals (1)
	(Dollars in thousands)
Residential first mortgage	$14,675	$15,382	$16,124	$34,625	$102,362	$129,779	$412,133	$725,080
Second mortgage	6,239	6,681	7,155	15,870	50,642	57,051	—	143,638
Other consumer	3,143	3,318	3,507	5,834	11,886	877	—	28,565
Commercial real estate	30,349	31,921	18,729	—	—	—	—	80,999
Commercial and industrial	3,756	3,916	4,082	5,948	—	—	—	17,702
Commercial lease financing	1,177	1,219	1,261	2,657	3,340	—	—	9,654
Total loans	$59,339	$62,437	$50,858	$64,934	$168,230	$187,707	$412,133	$1,005,638

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

LOAN PRINCIPAL REPAYMENT SCHEDULE
ADJUSTABLE RATE LOANS

	December 31, 2014
	Within 1 Year	1 Year to 2 Years	2 Years to 3 Years	3 Years to 5 Years	5 Years to 10 Years	10 Years to 15 Years	Over 15 Years	Totals (1)
	(Dollars in thousands)
Residential first mortgage	$46,494	$48,029	$49,614	$104,195	$292,113	$343,619	$593,571	$1,477,635
Second mortgage	267	286	306	678	2,165	2,439	—	6,141
HELOC	34,262	36,153	38,149	82,732	64,367	—	—	255,663
Other consumer	26	—	—	—	—	—	—	26
Commercial real estate	141,337	145,445	149,671	105,066	—	—	—	541,519
Commercial and industrial	128,810	133,301	137,948	8,348	—	—	—	408,407
Warehouse lending	788,518	—	—	—	—	—	—	788,518
Total loans	$1,139,714	$363,214	$375,688	$301,019	$358,645	$346,058	$593,571	$3,477,909

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

Contractual Obligations and Commitments

We have various financial obligations, including contractual obligations and commitments, which require future cash payments. Refer to Notes 1, 13, 14 and 15 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein. The following table presents the aggregate annual maturities of contractual obligations (based on final maturity dates) at December 31, 2014.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(Dollars in thousands)
Deposits without stated maturities	$5,127,792	$—	$—	$—	$5,127,792
Certificates of deposits	981,105	140,179	33,882	12,350	1,167,516
Federal Home Loan Bank advances	214,000	175,000	—	125,000	514,000
Trust preferred securities	—	—	—	247,435	247,435
Consolidated VIEs	—	—	83,759	—	83,759
Operating leases	6,075	7,492	1,724	954	16,245
Other debt	—	—	—	81,580	81,580
Total	$6,328,972	$322,671	$119,365	$467,319	$7,238,327

Market Risk

Market risk is the risk of reduced earnings and or declines in the net market value of the balance sheet primarily due to changes in interest rates, currency exchange rates, or equity prices. We do not have any material foreign currency exchange risk or equity price risk. The primary market risk is interest rate risk and results from timing differences in the repricing of our assets and liabilities, changes in the relationships between rate indices, and the potential exercise of explicit or embedded options.

Interest rate risk is monitored by the asset liability committee ("ALCO"), which is composed of several of our executive officers and other members of management, in accordance with policies approved by our board of directors. In determining the appropriate level of interest rate risk, the ALCO considers the impact projected interest rate scenarios have on earnings and capital, liquidity, business strategies, and other factors. The ALCO meets monthly or as deemed necessary to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, unrealized gains and losses, purchase and sale activity, loans held-for-sale and commitments to originate loans, and the maturities of investments, borrowings and time deposits.

Financial instruments used to manage interest rate risk include derivative financial instruments such as interest rate swaps and forward sales commitments. Further discussion of the use of and the accounting for derivative instruments is included in Notes 12 and 24 of the Notes to Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein. All of our derivatives are accounted for at fair market value. All mortgage loan production originated for sale is accounted for on a fair value basis.

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

The following table is a summary of the changes in our net interest income that are projected to result from hypothetical changes in market interest rates. The interest rate scenarios presented in the table include interest rates as of December 31, 2014 and 2013 and adjusted by instantaneous parallel rate changes plus or minus 200 basis points.

December 31, 2014
Scenario	Net interest Income	$ Change	% Change
(Dollars in thousands)
200	$296,811	$42,312	17.0%
Constant	254,499	—	—%
(200)	206,953	(47,546)	(19.0)%

December 31, 2013
Scenario	Net interest Income	$ Change	% Change
(Dollars in thousands)
200	$286,048	$35,058	14.0%
Constant	250,990	—	—%
(200)	211,613	(39,377)	(16.0)%

In the net interest income simulation, our balance sheet exhibits slight asset sensitivity. When interest rates rise our interest income increases, conversely when interest rates fall our interest income decreases. The net interest income simulation measures the interest rate risk of the balance sheet over a short period over time, typically twelve months. An additional analysis is completed that measures the interest rate risk over an extended period of time. The Economic Value of Equity ("EVE") analysis provides a fair value of the balance sheet in alternative interest rate scenarios. The EVE analysis does not take into account management intervention and assumes the new rate environment is constant and the change is instantaneous.

The following table is a summary of the changes in our EVE that are projected to result from hypothetical changes in market interest rates. EVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off‑balance sheet instruments. The interest rate scenarios presented in the table include interest rates at December 31, 2014 and 2013, and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at December 31, 2014 and 2013, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact EVE. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this "natural business hedge" historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the EVE framework. Further, there can be no assurance that this natural business hedge would positively affect the economic value of equity in the same manner and to the same extent as in the past.

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

December 31, 2014					December 31, 2013
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change
(Dollars in thousands)
300	$1,462,245	16.6%	$(217,372)	(12.9)%	300	$1,131,146	13.4%	$(261,137)	(18.8)%
200	1,537,040	17.0%	(142,577)	(8.5)%	200	1,233,357	14.3%	(158,926)	(11.4)%
100	1,617,851	17.4%	(61,766)	(3.7)%	100	1,325,836	15.0%	(66,447)	(4.8)%
Current	1,679,617	17.7%	—	—%	Current	1,392,283	15.4%	—	—%
(100)	1,703,179	17.6%	23,562	1.4%	(100)	1,416,747	15.4%	24,464	1.8%

Our balance sheet exhibits sensitivity in a rising interest rate scenario as the EVE decreases. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice in the near term exceeding the amount of assets that could similarly reprice over the same time period because such assets may have longer maturities or repricing terms.

Operational Risk

As with all companies, we are subject to operational risk. Operational risk is the risk of loss due to human error; inadequate or failed internal systems and controls; violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards; and external influences such as market conditions, fraudulent activities, disasters, and security risks. We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operational risk. We evaluate internal systems, processes and controls to mitigate loss from cyber-attacks and, to date, have not experienced any material losses. The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational and fraud losses and enhance our overall performance.

Capital

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

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock") the Company may defer payments of dividends. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of December 31, 2014, the amount of the arrearage on the dividend payments of the Series C Preferred Stock was $56.3 million. At the time that the Company pays the $56.3 million of deferred dividends, this payment will result in a reduction of equity. Currently, the impact of the deferred dividends is removed from net income, for calculating the Company's earnings per share. We also would have to simultaneously bring the deferred interest payments of the Trust Preferred Securities current, which total $20.3 million, at December 31, 2014, have been accrued and reflected within interest expense during the appropriate period.

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

At December 31, 2014, the Bank was considered "well-capitalized" for regulatory purposes. The following table shows the regulatory capital ratios as of the dates indicated. These ratios are applicable to the Bank only.

	December 31, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio
Tier 1 leverage (to adjusted tangible assets)	$1,167,422	12.43%	$1,257,608	13.97%
Total adjusted tangible asset base (1)	$9,392,178		$9,004,904
Tier 1 capital (to risk weighted assets)	$1,167,422	22.54%	$1,257,608	26.82%
Total risk-based capital (to risk weighted assets)	1,234,958	23.85%	1,317,964	28.11%
Risk weighted asset base (1)	$5,178,781		$4,688,545

(1)	Based on adjusted total assets for purposes of core capital and risk-weighted assets for purposes of total risk-based capital.

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

Savings and loan holding companies are not currently subject to consolidated capital requirements. Pursuant to the Dodd-Frank Act, the U.S. bank regulatory agencies have established minimum leverage and risk-based capital requirements for savings and loan holding companies. Beginning January 1, 2015, savings and loan holding companies are subject to the same consolidated capital requirements as bank holding companies.

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

We are not subject to the Federal Reserve’s Comprehensive Capital Analysis and Review ("CCAR") program. Banks with assets greater than $10 billion are required to submit a Dodd-Frank stress test ("DFAST") under the final rules established by their primary regulator. DFAST requires banks to project results over a nine-quarter planning horizon under three scenarios (baseline, adverse, and severely adverse) published by the Federal Reserve and to show that the bank would exceed regulatory minimum capital standards for the Tier 1 leverage ratio, Tier 1 common ratio, Tier 1 risk-based capital ratio, and the Total risk-based capital ratio under all of these scenarios. In addition, banks are encouraged to employ an additional bank-specific, idiosyncratic scenario designed to "break the bank". This latter scenario is designed to provide senior management and the Board with a worst-case analysis to guide their capital planning.

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

Certain regulatory capital ratios for the Bank as of December 31, 2014 are shown in the following table.

December 31, 2014	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Bank

Basel I Ratios
Tier 1 leverage ratio	4.00%	5.00%	12.43%

Basel III Ratios (fully phased-in) (1)
Common equity Tier 1 capital ratio (1)	4.50%	6.50%	19.80%
Tier 1 leverage ratio (1)	4.00%	5.00%	10.96%

(1)	See "Use of Non-GAAP Financial Measures."

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

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as an adjusted efficiency ratio, adjusted earnings, the ratio of total nonperforming assets to Tier 1 capital (to adjusted total assets) and estimated Basel III ratios. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of the Company.

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

Efficiency ratio and efficiency ratio (adjusted). The efficiency ratio, which generally measures the productivity of a bank, is calculated as noninterest expense divided by total operating income. Total operating income includes net interest income and total noninterest income. Management utilizes the efficiency ratio to monitor its own productivity and believes the ratio provides investors with a meaningful tool to monitor period-to-period productivity trends. The efficiency ratio (adjusted), excludes from noninterest expense and noninterest income (GAAP) certain adjusting items, that are described in the table below. As the provision for loan losses is already excluded by the ratio's own definition, we believe that the exclusion of representation and warranty provision provides investors with a more complete picture of our productivity and ability to generate operating income. The efficiency ratio (adjusted) provides investors with a meaningful base for period to period comparisons, which management believes will assist investors in analyzing our operating results and predicting future performance. These non-GAAP financial measures are also utilized internally by management to assess the performance of our own business.

Our calculations of the efficiency ratio may differ from the calculation of similar measures used by other bank and thrift holding companies, and should be used to determine and evaluate period to period trends in our performance, rather than in comparison to other similar non-GAAP measurements utilized by other companies. In addition, investors should keep in mind that certain items excluded from income and expenses in the efficiency ratio (adjusted) are recurring and integral expenses to our operations, and that these expenses will still accrue under similar GAAP measures.

Adjusted Income from Operations and Adjusted Earnings Per Share. In addition to analyzing the Company’s results on a reported basis, management reviews the Company’s results and the results on an adjusted basis. These non-GAAP measures reflect the adjustment of the reported U.S. GAAP results for significant items that management does not believe are reflective of the Company’s current and ongoing operations.

The following table provides a reconciliation of non-GAAP financial measures utilized in the adjusted efficiency ratio and adjusted earnings per share.

	For the Years Ended December 31,
	2014	2013
	(Dollars in thousands)
Net interest income (a)	$246,291	$186,651
Noninterest income (b)	361,065	652,343
Less provisions:
Representation and warranty provision	364	61,016
Adjusting items:
Loan fees and charges (1)	(10,000)	—
Net impairment loss (2)	—	8,789
Representation and warranty provision (3)	10,375	(24,900)
Other noninterest income (4)	21,056	(36,854)
Adjusted noninterest income	$382,496	$599,378
Adjusted income (c)	$629,151	$847,045
Noninterest expense (d)	$579,246	$918,115
Adjusting items:
Loss on extinguishment of debt (5)	—	(177,556)
Legal and professional expense (6)	(3,995)	—
Other noninterest expense (7)	(27,500)	(51,000)
Adjusted noninterest expense	$547,751	$689,559
Efficiency ratio (d/(a+b))	95.4%	109.4%
Efficiency ratio (adjusted) ((d-e)/(a+b+c))	87.1%	81.4%

Net (loss) income applicable to common stockholders	$(69,948)	$261,203
Adjustment to remove adjusting items (1-7 above), net of tax	52,926	175,591
Tax impact of adjusting items	—	(60,579)
Adjusting tax item	—	(355,769)
Adjusted net (loss) income applicable to common stockholders	$(17,022)	$20,446

Diluted (loss) income per share	$(1.72)	$4.37
Adjustment to remove adjusting items	0.94	3.11
Tax impact of adjusting items	—	(1.07)
Adjusting tax item	—	(6.30)
Diluted adjusted (loss) income per share	$(0.78)	$0.11

Weighted average shares outstanding
Basic	56,246,528	56,063,282
Diluted	56,246,528	56,518,181

(1)	Reverse benefit for contract renegotiation.

(2)	Add back impairment charge related to the litigation settlement with MBIA.

(3)	Add back reserve increase related to indemnifications claims on government insured loans.

(4)
In 2014, negative fair value adjustment on repurchased performing loans and a benefit for contract renegotiation. In 2013, reversal of contingent liability reserve resulting from terms of settlement reached on a litigation settlement related to the HELOC securitization trusts.

(5)	Loss on extinguishment of debt as a result of the prepayment of the higher cost long-term Federal Home Loan Bank advances.

(6)	Adjust for legal expenses related to the litigation settlements during the respective periods.

(7)	Adjust CFPB litigation settlement expense.

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

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonperforming assets / Tier 1 capital + allowance for loan losses
Nonperforming assets	$139,184	$182,321	$520,557	$603,082	$497,973
Tier 1 capital (to adjusted total assets) (1)	1,167,422	1,257,608	1,295,841	1,215,220	1,306,104
Allowance for loan losses	297,000	207,000	305,000	318,000	274,000
Tier 1 capital + allowance for loan losses	$1,464,422	$1,464,608	$1,600,841	$1,533,220	$1,580,104
Nonperforming assets / Tier 1 capital + allowance for loan losses	9.5%	12.4%	32.5%	39.3%	31.5%

(1)	Represents Tier 1 capital for the Bank.

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

	December 31,
	2014	2013
Flagstar Bank	(Dollars in thousands)
Mortgage servicing rights to Tier 1 capital ratio
Mortgage servicing rights	$257,827	$284,678
Tier 1 capital (to adjusted total assets)	1,167,422	1,257,608
Mortgage servicing rights to Tier 1 capital ratio	22.1%	22.6%

	December 31,
	2014	2013
Flagstar Bancorp	(Dollars in thousands)
Mortgage servicing rights to Tier 1 capital ratio
Mortgage servicing rights	$257,827	$284,678
Tier 1 capital (to adjusted total assets)	1,183,625	1,280,532
Mortgage servicing rights to Tier 1 capital ratio	21.8%	22.2%

Basel I to Basel III (fully phased-in) reconciliation. We currently calculate our risk-based capital ratios under guidelines adopted by the OCC based on the 1988 Capital Accord ("Basel I") of the Basel Committee on Banking Supervision (the "Basel Committee"). In December 2010, the Basel Committee released its final framework for Basel III, which will strengthen international capital and liquidity regulations. When fully phased-in, Basel III will increase capital requirements through higher minimum capital levels as well as through increases in risk-weights for certain exposures. Additionally, the final Basel III rules place greater emphasis on common equity. In October 2013, the OCC and Federal Reserve released final rules detailing the U.S. implementation of Basel III and the application of the risk-based and leverage capital rules to top-tier savings and loan holding companies. We have transitioned to the Basel III framework beginning in January 2015 and are subject to a phase-in period extending through January 2019. Accordingly, the calculations provided below are estimates. These measures are considered to be non-GAAP financial measures because they are not formally defined by GAAP and the Basel III implementation regulations will not be fully phased-in until 2019. The regulations are subject to change as clarifying guidance becomes available and the calculations currently include our interpretations of the requirements including informal feedback received through the regulatory process. Other entities may calculate the Basel III ratios differently from ours based on their interpretation of the guidelines. Since analysts and banking regulators may assess our capital adequacy using the Basel III framework, we believe that it is useful to provide investors information enabling them to assess our capital adequacy on the same basis.

December 31, 2014	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)
Flagstar Bank
Regulatory capital – Basel I to Basel III (fully phased-in) (2)
Basel I capital	$1,167,422	$1,167,422
Increased deductions related to deferred tax assets, mortgage servicing assets, and other capital components	(117,406)	(117,406)
Basel III (fully phased-in) capital (2)	$1,050,016	$1,050,016
Risk-weighted assets – Basel I to Basel III (fully phased-in) (2)
Basel I assets	$5,178,781	$9,392,178
Net change in assets	124,516	192,481
Basel III (fully phased-in) assets (2)	$5,303,297	$9,584,659
Capital ratios
Basel I (3)	22.54%	12.43%
Basel III (fully phased-in) (2)	19.80%	10.96%

(1)	The definition of total assets used in the calculation of the Tier 1 Leverage ratio changed from ending total assets under Basel I to quarterly average total assets under Basel III.

(2)	Basel III information is considered estimated and not final at this time as the Basel III rules continue to be subject to interpretation by U.S. Banking Regulators.

(3)	The Bank is currently subject to the requirements of Basel I.

December 31, 2013	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)
Flagstar Bancorp
Regulatory capital – Basel I to Basel III (fully phased-in) (2)
Basel I capital	$669,533	$1,183,624
Increased deductions related to deferred tax assets, mortgage servicing assets, and other capital components	(205,243)	(209,028)
Basel III (fully phased-in) capital (2)	$464,290	$974,596
Risk-weighted assets – Basel I to Basel III (fully phased-in) (2)
Basel I assets	$5,189,822	$9,403,220
Net change in assets	(97,735)	108,862
Basel III (fully phased-in) assets (2)	$5,092,087	$9,512,082
Capital ratios
Basel I (3)	12.90%	12.59%
Basel III (fully phased-in) (2)	9.12%	10.25%

(1)	The definition of total assets used in the calculation of the Tier 1 Leverage ratio changed from ending total assets under Basel I to quarterly average total assets under Basel III.

(2)	Basel III information is considered estimated and not final at this time as the Basel III rules continue to be subject to interpretation by U.S. Banking Regulators.

(3)	The Company is currently subject to the requirements of Basel I.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion regarding our management of market risk is included in "Market Risk" in this report in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

March 16, 2015

Management’s Report

Flagstar Bancorp’s management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that:

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework and criteria established in the 1992 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, as of December 31, 2014, we have not maintained effective internal control over financial reporting based on the COSO criteria because of control deficiencies identified in the preparation and review process of the statements of cash flows that, when evaluated, constituted a material weakness.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Baker Tilly Virchow Krause, LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders

To Shareholders, Audit Committee and Board of Directors
Flagstar Bancorp, Inc.
Troy, MI

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances.We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flagstar Bancorp Inc. and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of a material weakness in internal controls related to the classification of certain transactions within its statement of cash flows, as described in Management’s Report on Internal Control appearing under Item 9A, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements. Our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Note 1, the consolidated statement of cash flows for the year ended December 31, 2013 has been restated to correct an error in the classification of certain transactions between operating, investing, and financing cash flows.

/s/ Baker Tilly Virchow Krause, LLP
Southfield, Michigan
March 16, 2015

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$136,014	$280,505
Investment securities available-for-sale	1,672,179	1,045,548
Loans held-for-sale ($1,196,216 and $1,140,507 measured at fair value, respectively)	1,243,792	1,480,418
Loans repurchased with government guarantees	1,128,359	1,308,073
Loans held-for-investment, net
Loans held-for-investment ($210,612 and $238,322 measured at fair value, respectively)	4,447,554	4,055,756
Less: allowance for loan losses	(297,000)	(207,000)
Total loans held-for-investment, net	4,150,554	3,848,756
Mortgage servicing rights	257,827	284,678
Federal Home Loan Bank stock	155,443	209,737
Premises and equipment, net	237,942	231,350
Net deferred tax asset	442,349	414,681
Other assets	415,392	303,555
Total assets	$9,839,851	$9,407,301
Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$1,209,275	$930,060
Interest bearing	5,859,331	5,210,266
Total deposits	7,068,606	6,140,326
Federal Home Loan Bank advances	514,000	988,000
Long-term debt ($83,759 and $105,813 measured at fair value, respectively)	331,194	353,248
Representation and warranty reserve	53,000	54,000
Other liabilities ($81,580 and $93,000 measured at fair value, respectively)	500,230	445,853
Total liabilities	8,467,030	7,981,427
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding, respectively	266,657	266,174
Common stock $0.01 par value, 70,000,000 shares authorized; 56,332,307 and 56,138,074 shares issued and outstanding, respectively	563	561
Additional paid in capital	1,482,465	1,479,265
Accumulated other comprehensive income (loss)	8,380	(4,831)
Accumulated deficit	(385,244)	(315,295)
Total stockholders’ equity	1,372,821	1,425,874
Total liabilities and stockholders’ equity	$9,839,851	$9,407,301

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Interest Income
Loans	$245,907	$313,477	$456,141
Investment securities available-for-sale or trading	39,097	11,912	22,609
Interest-earning deposits and other	557	5,298	2,220
Total interest income	285,561	330,687	480,970
Interest Expense
Deposits	30,334	42,392	70,143
Federal Home Loan Bank advances	2,206	95,024	106,625
Other	6,731	6,620	6,971
Total interest expense	39,271	144,036	183,739
Net interest income	246,290	186,651	297,231
Provision for loan losses	131,553	70,142	276,047
Net interest income after provision for loan losses	$114,737	$116,509	$21,184
Noninterest Income
Loan fees and charges	$73,033	$103,501	$142,908
Deposit fees and charges	21,625	20,942	20,370
Net gain on loan sales	205,803	402,193	990,898
Loan administration income	24,304	6,035	(797)
Net return on mortgage servicing asset	24,082	90,609	88,485
Net gain on sale of assets	12,361	2,172	—
Net impairment losses	—	(8,789)	(2,192)
Representation and warranty provision	(10,011)	(36,116)	(256,289)
Other noninterest income	9,868	71,796	37,859
Total noninterest income	$361,065	$652,343	$1,021,242
Noninterest Expense
Compensation and benefits	$233,185	$279,268	$270,859
Commissions	35,480	54,407	75,345
Occupancy and equipment	80,386	80,042	73,674
Asset resolution	56,486	52,033	91,349
Federal insurance premiums	22,716	34,873	49,273
Loss on extinguishment of debt	—	177,556	15,246
Loan processing expense	36,996	52,223	56,070
Legal and professional expense	50,603	77,742	70,612
Other noninterest expense	63,394	109,971	287,267
Total noninterest expense	$579,246	$918,115	$989,695
(Loss) income before income taxes	$(103,444)	$(149,263)	$52,731
Benefit for income taxes	(33,979)	(416,250)	(15,645)
Net (loss) income	(69,465)	266,987	68,376
Preferred stock dividend/accretion	(483)	(5,784)	(5,658)
Net (loss) income applicable to common stock	$(69,948)	$261,203	$62,718
(Loss) earnings per share
Basic	$(1.72)	$4.40	$0.88
Diluted	$(1.72)	$4.37	$0.87
Weighted average shares outstanding
Basic	56,246,528	56,063,282	55,762,196
Diluted	56,246,528	56,518,181	56,193,515
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net (loss) income	$(69,465)	$266,987	$68,376
Other comprehensive income (loss), before tax
Investment securities available-for-sale
Unrealized gains (loss)	24,431	(19,197)	26,485
Reclassification of net gain (loss) on the sale, dissolution and OTTI	(4,038)	17,921	(444)
Total investment securities available-for-sale, before tax	20,393	(1,276)	26,041
Other comprehensive income, deferred tax (loss) benefit
Provision for income taxes	7,182	1,897	19,880
Other comprehensive income (loss), net of tax	13,211	(3,173)	6,161
Comprehensive (loss) income	$(56,254)	$263,814	$74,537
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2011	$254,732	$556	$1,471,463	$(7,819)	$(639,216)	$1,079,716
Net income	—	—	—	—	68,376	68,376
Total other comprehensive income	—	—	—	6,161	—	6,161
Restricted stock issued	—	1	(1)	—	—	—
Accretion of preferred stock	5,658	—	—	—	(5,658)	—
Stock-based compensation	—	2	5,107	—	—	5,109
Balance at December 31, 2012	$260,390	$559	$1,476,569	$(1,658)	$(576,498)	$1,159,362
Net income	—	—	—	—	266,987	266,987
Total other comprehensive loss	—	—	—	(3,173)	—	(3,173)
Restricted stock issued	—	1	(1)	—	—	—
Accretion of preferred stock	5,784	—	—	—	(5,784)	—
Stock-based compensation	—	1	2,697	—	—	2,698
Balance at December 31, 2013	$266,174	$561	$1,479,265	$(4,831)	$(315,295)	$1,425,874
Net loss	—	—	—	—	(69,465)	(69,465)
Total other comprehensive income	—	—	—	13,211	—	13,211
Restricted stock issued	—	2	(2)	—	—	—
Accretion of preferred stock	483	—	—	—	(484)	(1)
Stock-based compensation	—	—	3,202	—	—	3,202
Balance at December 31, 2014	$266,657	$563	$1,482,465	$8,380	$(385,244)	$1,372,821

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
		As Restated
Operating Activities
Net (loss) income	$(69,465)	$266,987	$68,376
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for loan losses	131,553	70,142	276,047
Representation and warranty provision	10,011	36,116	256,289
Depreciation and amortization	23,983	23,232	20,206
Changes in valuation allowance on deferred tax assets	8,196	(355,769)	(19,224)
Deferred income taxes	(35,864)	(58,912)	—
Changes in fair value of MSRs, DOJ liability and long-term debt	63,909	94,632	163,290
Premium, change in fair value, and other non-cash changes of loans	(998,424)	(1,070,333)	(1,619,528)
Stock-based compensation expense	3,203	2,698	5,109
Net gain on loan and asset sales	(223,186)	(429,450)	(1,002,040)
Other than temporary impairment losses on investment securities AFS	—	8,789	2,192
Net (gain) loss on transferors' interest	—	(45,534)	2,552
Net change in:
Proceeds from sales of loans held-for-sale	17,188,671	37,161,473	55,766,614
Origination and repurchase of loans held-for-sale, net of principal repayments	(24,178,597)	(37,065,736)	(54,649,464)
Repurchase of loans with government guarantees, net of claims received	(63,673)	(39,833)	57,925
(Increase) decrease in accrued interest receivable	33,524	43,833	13,208
Net proceeds from sales of trading securities	—	170,154	141,220
(Increase) decrease in other assets, excludes purchase of other investments	(32,539)	125,008	57,546
Net charge-offs in representation and warranty reserve	(17,865)	(192,722)	(207,699)
Increase (decrease) in other liabilities	11,593	(306,163)	277,566
Net cash (used in) provided by operating activities	$(8,144,970)	$(1,561,388)	$(389,815)
Investing Activities
Proceeds from sale of available for sale securities including loans that have been securitized	$9,191,583	$3,411,754	$233,902
Collection of principal on investment securities available-for-sale	160,011	55,348	88,645
Purchase of investment securities available-for-sale and other	(1,277,784)	(1,057,389)	(20,000)
Proceeds received from the sale of held-for-investment loans	72,500	1,434,391	—
Origination of loans held-for-investment, net of principal repayments	(923,047)	665,680	70,487
Proceeds from the disposition of repossessed assets	38,796	117,310	85,362
Redemption of Federal Home Loan Bank stock	54,293	92,000	—
Acquisitions of premises and equipment, net of proceeds	(33,027)	(35,979)	(34,673)
Proceeds from the sale of mortgage servicing rights	225,727	850,478	128,119
Net cash provided by investing activities	$7,509,052	$5,533,593	$551,842
Financing Activities
Net increase (decrease) in deposit accounts	$928,281	$(2,153,969)	$604,307
Proceeds from increases in Federal Home Loan Bank Advances	18,972,000	4,315,000	25,231,000
Repayment of Federal Home Loan Bank advances	(19,446,000)	(6,507,000)	(26,004,000)
Repayment of trust preferred securities and long-term debt	(28,638)	(20,335)	(1,150)
Net receipt (disbursement) of payments of loans serviced for others	70,249	(278,382)	216,108
Net receipt of escrow payments	(4,465)	193	13,443
Net cash provided by (used in) financing activities	$491,427	$(4,644,493)	$59,708
Net (decrease) increase in cash and cash equivalents	(144,491)	(672,288)	221,735
Beginning cash and cash equivalents	280,505	952,793	731,058
Ending cash and cash equivalents	$136,014	$280,505	$952,793
Supplemental disclosure of cash flow information
Interest paid on deposits and other borrowings	$32,325	$142,720	$179,043
Income tax (refund) payments	$(1,357)	$6,352	$2,930
FHLB prepayment penalty payment	$—	$177,556	$—
Non-cash reclassification of loans originated HFI to loans held-for-sale ("HFS)	$425,589	$831,739	$1,220,231
Non-cash reclassification of mortgage loans originated HFS to HFI	$19,201	$64,289	$61,770
Non-cash reclassification of mortgage loans HFS to AFS securities	$8,800,280	$3,375,562	$—
Mortgage servicing rights resulting from sale or securitization of loans	$271,459	$401,735	$535,875
Recharacterization of investment securities AFS to loans HFI	$—	$91,117	$—
Reconsolidation of HELOC's of variable interest entities (VIEs)	$—	$170,507	$—
Reconsolidation of long-term debt of VIEs	$—	$119,980	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 1 — Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards

Description of Business

Flagstar Bancorp, Inc. ("Flagstar" or the "Company"), is a Michigan-based savings and loan holding company founded in 1993. The Company's business is primarily conducted through its principal subsidiary, Flagstar Bank, FSB (the "Bank"), a Michigan-based federally chartered stock savings bank founded in 1987. The Company has the largest bank headquartered in Michigan.

The Bank is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency ("OCC") of the U.S. Department of the Treasury ("U.S. Treasury"). The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured by the FDIC through the Deposit Insurance Fund. The Company is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve ("Federal Reserve"). The Bank is also a member of the Federal Home Loan Bank ("FHLB") of Indianapolis.

Consolidation and Basis of Presentation

The Consolidated Financial Statements include our accounts and accounts of all variable interest entities ("VIEs") for which we are the primary beneficiary. The accounting and reporting policies of Flagstar and the methods of applying those policies that materially affect the consolidated financial statements conform with accounting principles generally accepted in the United States ("GAAP") and with general financial services industry practices. Certain prior period amounts have been reclassified to conform to the current period presentation.

Restatement of Consolidated Statements of Cash Flows

During the course of compiling the 2014 Consolidated Statements of Cash Flows utilizing an enhanced preparation and control process, the Company self-identified the need to reclassify the reporting of certain cash flows as coming from operating, financing and investing activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2013 and each of the quarterly periods in the years 2013 and 2014. These reclassifications relate only to the presentation of certain cash flows among the cash flows from operating, financing and investing activities within the Consolidated Statements of Cash Flows and have no impact on the total cash flows for the periods impacted or beginning or ending cash balances for any of these periods.

These reclassifications have no impact on the Consolidated Statements of Financial Condition, Consolidated Statements of Operations or the Consolidated Statements of Comprehensive Income (Loss) or on any of the Company’s key financial ratios, including liquidity measures and regulatory capital.

On March 10, 2015, the Audit Committee of the Board of Directors of the Company, upon consultation with the Company’s independent auditors, determined that, as a result of the reclassification of the presentation of these cash flows within the Consolidated Statements of Cash Flows, the financial statements for the periods above should not be relied upon. The Company intends to file its Annual Report on Form 10-K for the year ended December 31, 2014 on March 16, 2015 with a restated Consolidated Statement of Cash Flows for the year ended December 31, 2013 and each of the quarterly periods in the years 2013 and 2014. The Company believes that the financial statements filed in that report can be relied upon.

The primary cause of the reclassifications related to cash flows associated with our commercial loan sales that settled in the first quarter of 2013 and our nonperforming loan sales that occurred throughout 2013 and 2014, which were presented as cash flows provided from operating activities but should have been included in cash flows provided by investing activities. Prior to closing on these transactions, the Company in accordance with GAAP, transferred these assets from loans held-for-investment to loans held-for-sale. Cash Flows related to these assets are required to be classified consistent with the original balance sheet classification rather than their classification at the time of sale per ASC 230-45-12.

The Consolidated Statement of Cash Flows for the year ended December 31, 2013, has been restated in this Form 10-K. The restated Consolidated Statements of Cash Flows revising the amounts as originally included in the Form 10-Q for the three months ended March 31, 2014 and 2013, the six months ended June 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013 are included in this Form 10-K, see Note 27 to the consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2013
	As Reported	As Restated
	(Dollars in thousands)
Net cash used in operating activities	$(195,938)	$(1,561,388)
Net cash provided by investing activities	4,161,975	5,533,593
Net cash used in financing activities	(4,638,325)	(4,644,493)

Subsequent Events

The Company has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-K. In February of 2015, the Company no longer intends to hold certain TDR loans for investment purposes. As a result of this decision, the Company will transfer approximately $300.0 million (unpaid principal balance) loans currently classified as held-for-investment to loans held-for-sale in the first quarter of 2015. Management does not expect the impact of this subsequent event to have a detrimental impact in the first quarter of 2015. No other significant subsequent events have been identified.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could materially differ from the reported amounts due to estimates and assumptions used in a variety of areas, including but not limited to, assets and liabilities measured at fair value, other litigation accruals, the allowance for loan losses and the representation and warranty reserve.

Fair Value Measurements

The Company utilizes fair value measurements to record or disclose the fair value on certain assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability through an orderly transaction between market participants at the measurement date. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, the Company uses present value techniques and other valuation methods to estimate the fair values of its financial instruments. These valuation models rely on market-based parameters when available, such as interest rate yield curves or credit spreads. Unobservable inputs may be based on management's judgment, assumptions and estimates related to credit quality, the Company's future earnings, interest rates and other relevant inputs. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

Cash and Cash Equivalents

Cash on hand, cash items and amounts due from correspondent banks and the Federal Reserve Bank are included in cash and cash equivalents. Short-term investments that have a maturity at the date of acquisition of three months or less and are readily convertible to cash are considered cash equivalents.

Investment Securities

Trading securities are debt and equity securities that we purchase and hold but intend to sell in the near term. These assets are recorded at fair value in the Company’s Consolidated Statements of Financial Condition, with unrealized and realized gains or losses included as a component of "gain on trading securities" in the Consolidated Statements of Operations. As of December 31, 2014, the Company had no trading securities.

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

The fair value of available-for-sale securities is based on observable market prices, when available. If observable market prices are not available, our valuations are based on alternative methods, including: quotes for similar fixed-income

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

securities, matrix pricing, discounted cash flow using benchmark curves or other factors. The fair values are obtained through independent third parties from pricing services which the Company compares to independent pricing sources. Also included in available-for-sale securities is a municipal obligation which is valued based on similar non-rated bonds and cost approximates fair value. See Note 2 and Note 24 of the Notes to the Consolidated Financial Statements, herein, for additional information on recurring fair value and investment security disclosures.

The Company evaluates available-for-sale securities for other-than-temporary impairment ("OTTI") on a quarterly basis. An OTTI is considered to have occurred when the fair value of a debt security is below its amortized cost and the Company intends to sell or it is more likely than not that the Company will be required to sell the security before recovery when a credit loss exists. At December 31, 2014, the Company had no OTTI on the available-for-sale investment securities held.

Any security for which there has been an OTTI is written down to its estimated fair value through a charge to earnings for the amount representing the credit loss on the security and a charge is recognized in other comprehensive income (loss) related to gains (losses), reclassifications, impairments, credit loss and deferred tax. Realized securities gains and declines in value judged to be other-than-temporary representing credit losses are included in "net impairment losses" in the Consolidated Statements of Operations.

Investment transactions are recorded on the trade date. Interest earned on securities, including the amortization of premiums and the accretion of discounts using the effective interest method over the period of maturity, is included in interest income. For a discussion of valuation of securities, see Note 2 of the Notes to the Consolidated Financial Statements, herein.

Reverse Repurchase Agreement

The fair value of the reverse repurchase agreement is determined by cost, which approximates the fair value. The reverse repurchase agreement is guaranteed by a third party and secured by government and agency securities, which are held by a third party. In case of default, the Company would receive the collateral from the third party. The reverse repurchase agreement is included in other assets on the Consolidated Statements of Financial Condition and in Note 24 as an other investment. See Note 24 of the Notes to the Consolidated Financial Statements, herein, for additional information on recurring fair value and investment security disclosures.

Loans Held-for-Sale

The Company classifies loans as held-for-sale when it originates or purchases loans that it intends to sell. For loans originated that the Company intends to sell, the Company has elected the fair value option. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or is determined by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral. See Note 24 of the Notes to the Consolidated Financial Statements, herein, for additional recurring fair value disclosures.

Loans are transferred into the held-for-sale portfolio from the held-for-investment portfolio when there is an intent to sell these loans. Loans held-for-sale are recorded at lower of cost or fair value. Gains or losses recognized upon the sale of loans are determined using the specific identification method.

Loans Held-for-Investment

The Company classifies loans that it has the intent and ability to hold until maturity as held-for-investment. Loans held-for-investment are reported at their outstanding principal balance adjusted for any deferred and unamortized cost basis adjustments, including purchase premiums, discounts and other cost basis adjustments (amortized cost). The Company recognizes interest income on held-for-investment loans using the interest method, including the amortization of any deferred cost basis adjustments; unless the Company believes that the ultimate collection of contractual principal or interest payments in full is not reasonably assured. Interest income recorded on our loans is adjusted by the amortization of net premiums, net deferred loan origination costs and the amount of negative amortization (i.e., capitalized interest) arising from our option ARM loans.

As a result of the Company carrying its mortgage loans held-for-sale at fair value, any transfers of loans held-for-sale to loans held-for-investment continue to be measured and reported at fair value on a recurring basis with any changes in fair value reported in the Company’s Consolidated Statements of Operations. See Note 24 of the Notes to the Consolidated Financial Statements, herein, for additional recurring fair value disclosures.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Also included in loans held-for-investment are the reconsolidated VIE loans associated with the FSTAR 2005-1, 2006-1, and 2006-2 securitization trusts. The Company elected the fair value option for these assets and changes in fair value are recorded to "other noninterest income" on the Consolidated Statements of Operations. Fair value of these loans is calculated using a discounted cash flow model which utilizes observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral.

When loans originally designated as held-for-sale or loans originally designated as held-for-investment are reclassified, cash flows associated with the loans will be classified in the Consolidated Statements of Cash Flows as operating or investing, as appropriate, in accordance with the initial classification of the loans rather than their current classification. As a result of the Company carrying its mortgage loans held-for-sale at fair value, any transfers of loans held-for-sale to loans held-for-investment continue to be reported at fair value with any changes in fair value reported in the Company’s Consolidated Statements of Operations.

Loan Modifications (Troubled Debt Restructurings)

The Company may modify certain loans in both consumer and commercial loan portfolio segments. Troubled Debt Restructurings ("TDRs") result in those instances in which a borrower demonstrates financial difficulty and for which a concession has been granted, which includes reductions of interest rate, extensions of amortization period, principal and/or interest forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. If the loan was nonperforming prior to restructuring, these loans will continue on nonaccrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months, after which they will begin to accrue interest.

Consumer loan modifications. For consumer loan programs (e.g., residential first mortgages, second mortgages, HELOC, and other consumer), the Company enters into a modification when the borrower has indicated a hardship, including illness or death in the family, or a loss of employment. Other modifications occur when it is confirmed that the borrower does not possess the financial resources necessary to continue making loan payments at the current amount, but the Company’s expectation is that payments at lower amounts can be made. The primary concession given to consumer loan borrowers includes a reduced interest rate and/or an extension of the amortization period or maturity date.

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

Past Due and Impaired Loans

Loans are considered to be past due when any payment of principal or interest is 30 days past due. While it is the goal of management to collect on loans, a method we use is to work out a satisfactory repayment schedule or modification with a past due borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. The Company's practices regarding past due loans are designed to both assist borrowers in meeting their contractual obligations and minimize losses incurred by the bank. The Company customarily mails several notices of past due payments to the borrower within 30 days after the due date and late charges are assessed in accordance with certain parameters. The Company's collection department makes telephone or personal contact with borrowers after loans are 30 days past due. In certain cases, the Company recommends that the borrower seek credit-counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a past due loan within a reasonable period of time. The Company ceases the accrual of interest on loans that we classify as "nonperforming" once they become 90 days past due or earlier when concerns exist as to the ultimate collection of principal or interest. Subsequently, interest is recognized as income only when it is actually collected.

For all classes within the consumer and commercial loan portfolio, loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due (or nonperforming), or earlier when the Company becomes aware of information indicating that collection of principal and interest is in doubt. When a loan is placed on nonaccrual status, the accrued interest income is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement or when any portion of principal or interest is 90 days past due (or

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

nonperforming). See Note 24 of the Consolidated Financial Statements, herein, for additional non-recurring fair value disclosures.

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

Allowance for Loan Losses

The consumer portfolio segment includes residential first mortgages, second mortgages, HELOC and other consumer loans. The commercial portfolio segment includes commercial real estate, commercial and industrial, commercial lease financing and warehouse lending loans. The allowance for loan losses represents management's estimate of probable losses in the Company's loans held-for-investment portfolio, excluding loans carried under the fair value option, as of the date of the consolidated financial statements. The allowance provides for probable losses that have been identified with specific customer relationships (individually evaluated) and for probable losses believed to be inherent in the loan portfolio but that have not been specifically identified (collectively evaluated).

A specific allowance is established on a loan when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs.    A general allowance for losses inherent on non-impaired loans is calculated using the Company's loss history by specific product, or if the product is not sufficiently seasoned, per readily available industry peer loss data.

The loss history is normally a one- to five-year rolling average updated periodically as new data becomes available. In addition to the loss history, the Company will also include a qualitative adjustment that considers economic risks, industry and geographic concentrations and other factors not adequately captured in the Company's loss methodology.

Consumer loans.  For consumer loans that have not been identified for evaluation for impairment, the allowance for loan losses is determined based on a collective basis utilizing forecasted losses that represent management’s best estimate of inherent loss. Loans are pooled by loan types with similar risk characteristics. Historical loss models designed for each pool are utilized to develop the loss estimates based on historical losses. Management evaluates the results of the allowance for loan losses model and makes qualitative adjustments to the results of the model when it is determined that model results do not reflect all losses inherent in the loan portfolios due to changes in recent economic trends and conditions, or other relevant factors.

For consumer loans deemed impaired, the loans are evaluated on at least a quarterly basis for impairment. The Company measures the level of impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs. If the fair value less the costs to sell are less than the carrying value of the loan, an impairment is recorded, otherwise no allowance is recorded.

Loans secured by real estate are charged-off to the estimated fair value of the collateral when a loss is confirmed or at 120 days past due, whatever is sooner. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure or receipt of an asset valuation indicating a collateral deficiency and the asset is the sole source of repayment.

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

The commercial loan portfolio is segmented into loans originated prior to January 1, 2011 and loans originated on or after January 1, 2011, while still retaining the segmentation by product type. The loss rates attributed to the loans originated prior to January 1, 2011 portfolio are based on historical losses of this segment. Due to the brief period of time that loans in the

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

loans originated on or after January 1, 2011 portfolio have been outstanding, and thus the absence of a sufficient loss history for that portfolio, the Company uses loss data from a third party data aggregation firm (adjusting for the qualitative factors) as a proxy for estimating an allowance for loan losses. The Company separately identifies a population of commercial banks with similar size balance sheets (and loan portfolios) to serve as the Company's peer group. The Company utilizes this peer group's publicly available historical loss data (adjusted for the qualitative factors) as a proxy for loss rates used to determine the allowance for loan losses on the loans originated on or after January 1, 2011 commercial portfolio.

Commercial loans are evaluated on a loan level basis and either charged-off or written down to net realizable value if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

Potential losses that may not be reflected in our model assumptions are captured through the qualitative factor adjustments discussed above. Management reviews these models on an ongoing basis and updates them as appropriate to reflect then-current industry conditions, heightened access to enhanced loss data and based upon continuous back testing of the allowance for loan losses model.

Loan Sales and Variable Interest Entities

The Company’s recognition of gain or loss on the sale of loans for which it surrenders control is accounted for as a sale to the extent that consideration received does not include a beneficial interest in the transferred assets. In the event the Company retains a beneficial interest in the transferred assets, the carrying value of the assets sold is allocated between the assets sold and the retained interests, other than the mortgage servicing rights, based on their relative fair values. Retained mortgage servicing rights are recorded at fair value.

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

In order to conclude whether or not a variable interest entity is required to be consolidated, careful consideration and judgment must be given to the Company's continuing involvement with the variable interest entity. In circumstances where the Company has both the power to direct the activities of the entity that most significantly impact the entity's performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company would conclude that it would consolidate the entity, which would also preclude the Company from recording an accounting sale on the transaction. In the case of a consolidated variable interest entity, the accounting is similar to a secured financing, (i.e., the Company continues to carry the loans and records the related securitized debt on the balance sheet).

Repossessed Assets

Repossessed assets include one-to-four family residential property, commercial property and one-to-four family homes under construction that were acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure. Repossessed assets are initially recorded at estimated fair value of the collateral, less estimated costs to sell. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect fair value, as well as gains and losses on disposal of these properties, are charged to "asset resolution" within noninterest expense in the Consolidated Statements of Operations as incurred. See Note 24 of the Notes to the Consolidated Financial Statements, herein, for additional non-recurring fair value disclosures.

Loans Repurchased with Government Guarantees

Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral right to repurchase certain delinquent loans (loans past due 90 days or more) securitized in Ginnie Mae pools, if the loans meet defined delinquent loan criteria. As a result of this unilateral right, once the delinquency criteria have been met, and regardless of whether the repurchase option has

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

been exercised, the Company accounts for the loans as if they had been repurchased and recognizes the loans as loans repurchased with government guarantees on the Consolidated Statements of Financial Condition and also recognizes a corresponding liability for a similar amount recorded in other liabilities on the Consolidated Statement of Financial Condition. If the loans are actually repurchased, the Company records the loans to loans repurchased with government guarantees and eliminates the corresponding liability.

Federal Home Loan Bank Stock

The Bank owns stock in the Federal Home Loan Bank of Indianapolis. No market quotes exists for the stock. The stock is redeemable at par and is carried at cost. The investment is required to permit the Bank to obtain membership in and to borrow from the Federal Home Loan Bank.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Land is carried at historical cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets which generally ranges from three to thirty years. Capitalized software is amortized on a straight-line basis over its useful life, which generally ranges from three to seven years. Repair and maintenance costs and software expenditures that are considered general, administrative, or of a maintenance nature are expensed as incurred.

Mortgage Servicing Rights ("MSRs")

The Company purchases and originates mortgage loans for sale to the secondary market and sells the loans on either a servicing-retained or servicing-released basis. For servicing retained sales, an MSR is created at the time of sale which is recorded at fair value. The Company uses an option-adjusted spread valuation approach to determine the fair value of MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. Management obtains third-party valuations of the MSR portfolio on a quarterly basis from independent valuation experts to assess the reasonableness of the fair value calculated by its internal valuation model. For the mortgage servicing rights, the gains and losses recorded in earnings are included in "net return on mortgage servicing" on the Consolidated Statements of Operations. See Note 24 of the Notes to the Consolidated Financial Statements, herein, for additional recurring fair value disclosures.

The Company periodically sells portions of its MSRs, and may simultaneously enter into an agreement to subservice the residential mortgage loans sold, which qualify as sales transactions. A transfer of servicing rights related to loans previously sold qualifies as a sale at the date on which title passes, if substantially all risks and rewards of ownership have irrevocably passed to the transferee and any protection provisions retained by the transferor are minor and can be reasonably estimated. In addition, if a sale is recognized and only minor protection provisions exist, a liability is accrued for the estimated obligation associated with those provisions. As MSRs are not considered financial assets for accounting purposes, the accounting model used to determine if the transfer of an MSR asset qualifies as a sale is based on a risks and rewards approach. Upon completion of MSR sales, we account for the transactions as a sale and derecognize the mortgage servicing rights from the Consolidated Statements of Financial Condition.

Servicing Fee Income

Servicing fee income, which is included on the Consolidated Statements of Operations as loan administration income, is recorded for fees earned, net of third party subservicing costs, for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Late fees and ancillary fees are also included on the Consolidated Statements of Operations as loan administration income.

Financial Instruments and Derivatives

The Company enters into derivative financial instruments to manage interest rate risk and to facilitate asset/liability management. The Company generally hedges its pipeline of loans held-for-sale with forward commitments to sell Fannie Mae or Freddie Mac or Ginnie Mae mortgage backed securities. Further, the Company occasionally enters into swap agreements to hedge the cash flows on certain liabilities. The Company does not elect to apply or does not qualify for hedge accounting and therefore accounts for the derivatives as economic undesignated derivatives.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The Company recognizes all derivatives as either other assets or other liabilities in the Consolidated Statements of Financial Condition at their fair value. Changes in the fair value of the derivatives and realized gains and losses are recognized immediately in total noninterest income on the Consolidated Statements of Operations.

The Company also enters into various derivative agreements with customers desiring protection from possible adverse future fluctuations in interest rates using rate lock commitments. As an intermediary, the Company generally maintains a portfolio of matched offsetting derivative agreements. The Company takes into account the impact of bilateral collateral and master netting agreements that allow all derivative contracts held to settle with a single counterparty on a net basis, and to offset the net derivative position with the related collateral when recognizing derivative assets and liabilities. For the rate lock commitments, the gains and losses recorded in earnings are included in "net gain on loan sales" on the Consolidated Statements of Operations.

U.S. Treasury futures and U.S. Treasury options are actively traded and their fair values are obtained from an exchange. Forward loan sale commitments and interest rate swaps are valued based on quoted prices for similar assets in an active market with inputs that are observable. Rate lock commitments are valued using internal models with significant unobservable market parameters. The Company assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions at each period end. As of December 31, 2014 and 2013, the Company determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.

The Company writes and purchases interest rate swaps for customer-initiated trading derivatives which are used primarily to provide derivative products to customers enabling them to manage interest rate risk exposure. In the event that a customer requests early termination of a derivative transaction, a termination confirmation and transaction summary will be completed. If the market rate is higher at termination than at trade inception, the customer will receive a payment from the Company. In turn, the Company will receive that payment from the dealer due to the termination of the hedge. Conversely, if the market rate is lower at termination than at trade inception, the Company will be due a payment from the customer. In turn, the Company will owe that payment to the dealer due to the termination of the hedge.

Additional information regarding the accounting for derivatives is provided in Note 12 and additional recurring fair value disclosures in Note 24 of the Notes to the Consolidated Financial Statements, herein.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining the income tax expense and the Company is subject to the income tax laws of the U.S., its states and municipalities.

Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount it believes will be realized if, based on available evidence at the time the determination is made, it is more likely than not that some or all of the deferred tax assets will not be realized.

Representation and Warranty Reserve

When the Company sells mortgage loans into the secondary mortgage market, it makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loan. Upon the sale of a loan, the Company recognizes a liability for that guarantee at its fair value. Subsequent to the sale, the liability is re-measured on an ongoing basis based on an estimate of probable future losses. In each case, these estimates are based on the Company’s most recent data regarding loan repurchases and indemnifications, and loss severity on repurchased and indemnified loans, among other factors. Increases to the representation and warranty reserve for current loan sales reduce the Company’s net gain on loan sales. Adjustments to the

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Company’s previous estimates are recorded as an increase or decrease to representation and warranty provision in the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are expensed in the period they are incurred and are included as part of "other noninterest expense" expenses in the Consolidated Statements of Operations. Advertising expenses totaled $10.0 million, $8.9 million, and $11.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options and restricted stock units, are recognized as expense in the Consolidated Statements of Operations based on their fair values. The amount of compensation is measured at the grant date and is expensed over the requisite service period, which is normally the vesting period. The Company utilizes the weighted average assumptions in applying a Black-Scholes model to determine the fair value of employee stock options. See Note 20 of the Notes to the Consolidated Financial Statements, herein, for further discussion and details of stock-based compensation.

Department of Justice ("DOJ") Litigation Settlement

The Company elected the fair value option to account for the liability representing the obligation to make additional payments under the DOJ Agreement. The executed settlement agreement with the DOJ establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability.

As of December 31, 2014 the remaining future payments totaled $118.0 million for which the Company used a discounted cash flow model to estimate the current fair value. The model utilizes estimates including the Company's forecasts of net income, balance sheet and capital levels and considers multiple scenarios and possible outcomes as a result of the uncertainty inherent in those inputs which impact the estimated timing of the additional payments. These scenarios are probability weighted and consider the view of a market participant to estimate the fair value of the liability. As of December 31, 2014, the liability was $81.6 million.

We value our contractual obligation to pay utilizing a discounted cash flow model that incorporates our current estimate of the most likely timing and amount of the cash flows necessary to satisfy the obligation. These cash flow estimates are reflective of our detailed financial and operating projections for the next three years, as well as more general earnings and capital assumptions for subsequent periods. At December 31, 2014, we discounted the expected cash flows using an 8.7 percent discount rate that is inclusive of the risk free rate based on the expected duration of the liability and an adjustment for nonperformance risk that represents our own credit risk. The recorded liability, at fair value, represents the present value of these estimated cash flows and is included in "other liabilities" on the Consolidated Financial Statements. We will estimate the fair value of this liability at each measurement date and record any changes in that estimate, as well as the effect of the accretion of the face amount of the liability, during the period in which these changes occur. See Note 24 of the Consolidated Financial Statements, herein, for additional information on the valuation of the litigation settlement.

Recently Issued Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-04, "Receivables-Troubled Debt Restructurings by Creditors (Topic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The guidance amends the guidance in the FASB Accounting Standards Codification Topic 310-40, "Receivables - Troubled Debt Restructurings by Creditors," in efforts to reduce diversity in practice through clarifying when an in substance repossession or foreclosure occurs. Essentially, the guidance addresses when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan so that the loan should be derecognized and the real estate property recognized in the financial statements. This guidance is effective prospectively, for annual and interim periods, beginning after December 15, 2014. The Company's current policy reflects the practices discussed in this guidance. Therefore, the adoption of the guidance is not expected to have a material impact on the consolidated financial statements or the Notes thereto.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in this guidance will allow discontinued operations to include a component of an entity or a group of

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

In August 2014, the FASB issued ASU No. 2014-13, Consolidation (Topic 810). A reporting entity that consolidates a collateralized financing entity within the scope of this update may elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in this update or Topic 820 on fair value measurement. When the measurement alternative is not elected for a consolidated collateralized financing entity within the scope of this update, the amendments clarify that (1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collaterlized financing entity should be measured using the requirements of Topic 820 and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company's current policy reflects the practices discussed in this guidance. Therefore, the adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto.

In August 2014, the FASB issued ASU Update No. 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40). The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance is expected to move approximately $372.8 million of repossessed assets and claims receivable to other assets on the Consolidated Statements of Financial Condition.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual items (Subtopic 22-20). The amendments in this update eliminate the concept of extraordinary items. The amendments in this update are effective prospectively or retrospectively for annual and interim periods beginning after December 15, 2015. The adoption of

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto.
Note 2 — Investment Securities

As of December 31, 2014 and 2013, investment securities were comprised of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2014
Available-for-sale securities
Agency	$924,405	$6,244	$(2,147)	$928,502
Agency-collateral mortgage obligations	734,443	8,322	(1,068)	741,697
Municipal obligations	1,980	—	—	1,980
Total available-for-sale securities	$1,660,828	$14,566	$(3,215)	$1,672,179
December 31, 2013
Available-for-sale securities
Agency	$426,083	$862	$(4,101)	$422,844
Agency-collateral mortgage obligations	611,206	684	(6,486)	605,404
Municipal obligations	17,300	—	—	17,300
Total available-for-sale securities	$1,054,589	$1,546	$(10,587)	$1,045,548

Trading

For trading securities held, the Company recorded a loss of zero, $0.1 million and $21.5 million during the years ended December 31, 2014, 2013 and 2012, respectively.

The Company had no sales of trading securities during the year ended December 31, 2014, as compared to $170.0 million sold, which resulted in a realized gain of $0.2 million for the year ended December 31, 2013 and $290.0 million sold, which resulted in a realized gain of $19.5 million for the year ended December 31, 2012.

The Company had no purchases of trading securities at December 31, 2014 and 2013. During the year ended December 31, 2012, the Company purchased $170.0 million of trading securities.

Available-for-sale

The Company purchased $1.2 billion of investment securities, all of which were U.S. government sponsored agencies, comprised of mortgage-backed securities and collateralized mortgage obligations during the year ended December 31, 2014. During the year ended December 31, 2013 the Company purchased $1.1 billion of investment securities issued by U.S. government sponsored agencies and $20.0 million of municipal obligations, compared to no purchases of U.S. government sponsored agencies and $20.0 million of municipal obligations during the year ended December 31, 2012.

The Company has pledged investment securities available-for-sale, primarily agency collateralized mortgage obligations, to collateralize lines of credit and/or borrowings with the Fannie Mae and other institutions. At December 31, 2014, the Company pledged $0.1 million of available-for-sale securities, compared to $7.8 million at December 31, 2013.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table summarizes by duration the unrealized loss positions on securities classified as available-for-sale.

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
Type of Security	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in thousands)
December 31, 2014
Agency	$53,298	6	$(461)	$304,972	21	$(1,686)
Agency-collateralized mortgage obligations	97,906	10	(790)	37,664	4	(278)
December 31, 2013
Agency	$—	—	$—	$325,711	19	$(4,102)
Agency-collateralized mortgage obligations	$—	—	$—	$499,597	44	$(6,485)
December 31, 2012
Mortgage securitization	$91,117	1	$(10,155)	$—	—	$—

During the year ended December 31, 2014, the Company had no other-than-temporary impairments ("OTTI") due to credit losses.

During the year ended December 31, 2013, the Company recognized $8.8 million of additional OTTI on the FSTAR 2006-1 mortgage securitization, which was subsequently dissolved at June 30, 2013. The Company recognized a tax benefit of $6.1 million during the second quarter 2013 representing the recognition of the residual tax effect associated with the previously unrealized losses on the mortgage securitization recorded in other comprehensive income (loss). At December 31, 2013, the Company had no OTTI.

During the year ended December 31, 2012, the Company recognized $2.2 million of OTTI on non-agency collateralized mortgage obligations and the mortgage securitization, which were recognized on seven securities that had losses prior to December 31, 2012, primarily due to forecasted credit losses. At December 31, 2012, the Company had total OTTI of $2.8 million on one non-agency collateralized mortgage obligation and the mortgage securitization, with existing OTTI in the available-for-sale portfolio, of which $5.0 million net gain was recognized in other comprehensive income (loss).

The following table shows the activity for OTTI credit loss.

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Beginning balance of amount related to credit losses	$—	$(2,793)	$(59,376)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life	—	389	6,680
Reductions for investment securities sold during the period (realized)	—	11,193	52,095
Additions for the amount related to the credit loss for which an OTTI impairment was not previously recognized	—	(8,789)	(2,192)
Ending balance of amount related to credit losses	$—	$—	$(2,793)

Gains (losses) on the sales of investment securities available-for-sale are reported in net gain on securities available-for-sale in the Consolidated Statements of Operations. During the year ended December 31, 2014, there were $413.7 million in sales of U.S. government sponsored agency securities, which resulted in a gross gain of $4.4 million, partially offset by a gross loss of $0.4 million. During the year ended December 31, 2013, the Company sold $38.6 million of U.S. government sponsored agencies, which resulted in a gross gain of $1.0 million, compared to $253.7 million sales of agency and agency collateralized mortgage obligations during the year ended December 31, 2012, which resulted in a gross gain of $5.7 million, partially offset by a gross loss of $3.1 million. The gain on the sale of non-agency collateralized mortgage obligations and seasoned agency securities completed during the year ended December 31, 2012, resulted in the Company also recognizing $19.9 million of tax benefits representing the recognition of the residual tax effect associated with unrealized losses on this portfolio previously recorded in other comprehensive income.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2014 and 2013, are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Investment Securities Available-for-Sale
	Amortized Cost	Estimated Fair Value	Weighted-Average Yield
December 31, 2014	(Dollars in thousands)
Due in one year or less	$1,980	$1,980	3.66%
Due after one year through five years	—	—	—%
Due after five years through ten years	57,062	57,189	2.58%
Due after ten years	1,601,786	1,613,010	2.68%
Total	$1,660,828	$1,672,179

Note 3 — Loans Held-for-Sale

At December 31, 2014 and 2013, residential first mortgage loans held-for-sale totaled $1.2 billion and $1.5 billion, of which $1.2 billion and $1.1 billion were recorded at fair value, respectively, under the fair value option.

At December 31, 2014 and 2013, $47.5 million and $340.0 million, respectively, of loans held-for-sale were recorded at lower of cost or fair value, based on the intent to sell the loans. Certain loans were transferred into the held-for-sale portfolio from the held-for-investment portfolio and after the transfer, any amount by which cost exceeded fair value was recorded as a valuation adjustment.

During the year ended December 31, 2014, the Company sold nonperforming and TDR residential first mortgage loans with UPB in the amount of $72.5 million, with an allowance for loan loss reserve release of $5.8 million and recognized a gain of $2.5 million. During the year ended December 31, 2013, the Company sold nonperforming mortgage loans with UPB in the amount of $508.4 million, with an allowance for loan loss reserve of $66.1 million and recognized a gain of $1.0 million.

During the year ended December 31, 2014, the Company sold residential first mortgage jumbo loans with unpaid principal balance in the amount of $559.8 million and recognized a gain of $8.1 million.

The Company has pledged certain loans held-for-sale to collateralize lines of credit and/or borrowings with the Federal Home Loan Bank of Indianapolis. At December 31, 2014 and 2013, the Company pledged $0.9 billion and $1.2 billion, respectively, of loans held-for-sale.

Note 4 — Loans Repurchased with Government Guarantees

At December 31, 2014, the amount of loans repurchased totaled $1.1 billion, and those loans which the Company had the unilateral right to repurchase which had not been exercised totaled $9.2 million and were classified as loans repurchased with government guarantees. At December 31, 2013, the amount of loans repurchased totaled $1.3 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had the unilateral right to repurchase which had not been exercised totaled $20.8 million and were classified as loans held-for-sale.

During the year ended December 31, 2014, the Company sold loans repurchased with government guarantees with UPB in the amount of $19.7 million, with an allowance for loan losses reserve release of $0.9 million and recognized a gain of $1.8 million.

Substantially all of these loans continue to be insured or guaranteed by the FHA, and the Company's management believes that the reimbursement process is proceeding appropriately. These repurchased loans earn interest at a statutory rate, which varies and is based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent, which can be curtailed under certain circumstances.

The Company has pledged certain loans repurchased with government guarantees to collateralize lines of credit and/or borrowings with the Federal Home Loan Bank of Indianapolis. At December 31, 2014 and 2013, the Company pledged $763.8 million and $787.1 million, respectively, of loans repurchased with government guarantees.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 5 — Loans Held-for-Investment

Loans held-for-investment are summarized as follows.

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$2,193,252	$2,508,968
Second mortgage	149,032	169,525
HELOC	256,318	289,880
Other	31,108	37,468
Total consumer loans	2,629,710	3,005,841
Commercial loans
Commercial real estate	620,014	408,870
Commercial and industrial	419,499	207,187
Commercial lease financing	9,687	10,341
Warehouse lending	768,644	423,517
Total commercial loans	1,817,844	1,049,915
Total consumer and commercial loans held-for-investment	4,447,554	4,055,756
Less allowance for loan losses	(297,000)	(207,000)
Loans held-for-investment, net	$4,150,554	$3,848,756

For the years ended December 31, 2014, 2013 and 2012, the Company transferred $19.2 million, $64.3 million and $61.8 million, respectively, of loans held-for-sale to loans held-for-investment.

The Company has pledged certain loans held-for-investment to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis. At December 31, 2014 and 2013, the Company pledged $2.4 billion and $2.5 billion, respectively, of loans held-for-investment.

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

For those loans not individually evaluated for impairment, management has sub-divided the commercial and consumer loans into portfolios with common risk characteristics.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The allowance for loan losses by class of loan is summarized in the following tables.

	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Warehouse Lending	Total

Year Ended December 31, 2014
Beginning balance allowance for loan losses	$161,142	$12,141	$7,893	$2,412	$18,540	$3,332	$148	$1,392	$207,000
Charge-offs	(37,584)	(3,211)	(5,857)	(1,923)	(2,463)	—	—	(74)	(51,112)
Recoveries	3,049	477	183	2,311	3,319	111	47	62	9,559
Provision	107,681	3,017	16,504	(2,034)	(2,037)	7,138	(64)	1,348	131,553
Ending balance allowance for loan losses	$234,288	$12,424	$18,723	$766	$17,359	$10,581	$131	$2,728	$297,000
Year Ended December 31, 2013
Beginning balance allowance for loan losses	$219,230	$20,201	$18,348	$2,040	$41,310	$2,878	$94	$899	$305,000
Charge-offs	(133,326)	(6,252)	(5,473)	(3,622)	(47,982)	(350)	(1,299)	(45)	(198,349)
Recoveries	15,329	1,178	1,020	2,079	10,162	151	288	—	30,207
Provision	59,909	(2,986)	(6,002)	1,915	15,050	653	1,065	538	70,142
Ending balance allowance for loan losses	$161,142	$12,141	$7,893	$2,412	$18,540	$3,332	$148	$1,392	$207,000
Year Ended December 31, 2012
Beginning balance allowance for loan losses	$179,218	$16,666	$14,845	$2,434	$96,984	$5,425	$1,178	$1,250	$318,000
Charge-offs	(175,803)	(18,753)	(17,159)	(4,423)	(105,285)	(4,627)	(1,191)	—	(327,241)
Recoveries	18,561	1,912	461	1,786	15,397	77	—	—	38,194
Provision	197,254	20,376	20,201	2,243	34,214	2,003	107	(351)	276,047
Ending balance allowance for loan losses	$219,230	$20,201	$18,348	$2,040	$41,310	$2,878	$94	$899	$305,000

	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Warehouse Lending	Total

December 31, 2014
Loans held-for-investment
Individually evaluated	$385,358	$30,625	$1,114	$121	$403	$—	$—	$—	$417,621
Collectively evaluated (1)	1,781,963	65,290	123,640	30,987	619,611	419,499	9,687	768,644	3,819,321
Total loans	$2,167,321	$95,915	$124,754	$31,108	$620,014	$419,499	$9,687	$768,644	$4,236,942
Allowance for loan losses
Individually evaluated	$81,842	$5,633	$1,049	$121	$—	$—	$—	$—	$88,645
Collectively evaluated (1)	152,446	6,791	17,674	645	17,359	10,581	131	2,728	208,355
Total allowance for loan losses (2)	$234,288	$12,424	$18,723	$766	$17,359	$10,581	$131	$2,728	$297,000
December 31, 2013
Loans held-for-investment
Individually evaluated	$419,703	$24,356	$406	$—	$1,956	$—	$—	$—	$446,421
Collectively evaluated (1)	2,070,640	80,484	134,462	37,468	406,914	207,187	10,341	423,517	3,371,013
Total loans	$2,490,343	$104,840	$134,868	$37,468	$408,870	$207,187	$10,341	$423,517	$3,817,434
Allowance for loan losses
Individually evaluated	$81,765	$4,566	$405	$—	$—	$—	$—	$—	$86,736
Collectively evaluated (1)	79,377	7,575	7,488	2,412	18,540	3,332	148	1,392	120,264
Total allowance for loan losses (2)	$161,142	$12,141	$7,893	$2,412	$18,540	$3,332	$148	$1,392	$207,000

(1)	Excludes loans carried under the fair value option.

(2)	Includes interest-only residential first mortgage and HELOC loans with an allowance for loan losses of $111.5 million and $52.3 million at December 31, 2014 and December 31, 2013, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table sets forth the loans held-for-investment aging analysis as of December 31, 2014 and December 31, 2013, of past due and current loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Investment Loans
	(Dollars in thousands)
December 31, 2014
Consumer loans
Residential first mortgage	$29,157	$8,099	$115,093	$152,349	$2,040,903	$2,193,252
Second mortgage	971	393	2,054	3,418	145,614	149,032
HELOC	3,581	1,344	3,222	8,147	248,171	256,318
Other	296	58	122	476	30,632	31,108
Total consumer loans	34,005	9,894	120,491	164,390	2,465,320	2,629,710
Commercial loans
Commercial real estate	—	—	—	—	620,014	620,014
Commercial and industrial	—	—	—	—	419,499	419,499
Commercial lease financing	—	—	—	—	9,687	9,687
Warehouse lending	—	—	—	—	768,644	768,644
Total commercial loans	—	—	—	—	1,817,844	1,817,844
Total loans (1)	$34,005	$9,894	$120,491	$164,390	$4,283,164	$4,447,554
December 31, 2013
Consumer loans
Residential first mortgage	$36,526	$19,096	$134,340	$189,962	$2,319,006	$2,508,968
Second mortgage	1,997	271	2,820	5,088	164,437	169,525
HELOC	2,197	1,238	6,826	10,261	279,619	289,880
Other	293	127	199	619	36,849	37,468
Total consumer loans	41,013	20,732	144,185	205,930	2,799,911	3,005,841
Commercial loans
Commercial real estate	—	—	1,500	1,500	407,370	408,870
Commercial and industrial	—	—	—	—	207,187	207,187
Commercial lease financing	—	—	—	—	10,341	10,341
Warehouse lending	—	—	—	—	423,517	423,517
Total commercial loans	—	—	1,500	1,500	1,048,415	1,049,915
Total loans (1)	$41,013	$20,732	$145,685	$207,430	$3,848,326	$4,055,756

(1)	Includes $4.5 million and $4.0 million of loans 90 days or greater past due accounted for under the fair value option at December 31, 2014 and 2013, respectively.

Loans on which interest accruals have been discontinued totaled approximately $135.3 million, $146.5 million and $401.7 million at December 31, 2014, 2013 and 2012, respectively. Interest income is recognized on impaired loans using a cost recovery method unless amounts contractually due are not in doubt. Interest that would have been accrued on impaired loans totaled approximately $16.5 million, $22.5 million and $35.4 million during the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, the Company had no loans 90 days or greater past due and still accruing interest.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Troubled Debt Restructurings

The following table provides a summary of TDRs by type and performing status.

	TDRs
	Performing	Nonperforming	Total
December 31, 2014	(Dollars in thousands)
Consumer loans (1)
Residential first mortgage	$305,940	$43,118	$349,058
Second mortgage	35,349	1,243	36,592
HELOC	20,161	1,291	21,452
Total consumer loans	361,450	45,652	407,102
Commercial loans (2)
Commercial real estate	403	—	403
Total TDRs (3)	$361,853	$45,652	$407,505

December 31, 2013
Consumer loans (1)
Residential first mortgage	$332,285	$42,633	$374,918
Second mortgage	30,352	1,631	31,983
HELOC	19,892	2,445	22,337
Total consumer loans	382,529	46,709	429,238
Commercial loans
Commercial real estate	456	—	456
Total TDRs (2)	$382,985	$46,709	$429,694

(1)	The allowance for loan losses on consumer TDR loans totaled $81.2 million and $82.3 million at December 31, 2014 and 2013, respectively.

(2)	Includes $29.8 million and $31.3 million of TDR loans accounted for under the fair value option at December 31, 2014 and 2013, respectively.

TDRs returned to performing, or accrual, status totaled $6.9 million, $43.4 million and $117.7 million during the years ended December 31, 2014, 2013 and 2012, respectively, and are excluded from nonperforming loans. TDRs that have demonstrated a period of at least six months of consecutive performance under the modified terms, are returned to performing (i.e., accrual) status and are excluded from nonperforming loans. Although these TDRs have been returned to performing status, they will continue to be classified as impaired until they are repaid in full, or foreclosed and sold, and included as such in the tables within "repossessed assets." Although many of the TDRs continue to be performing, the full collection of principal and interest on some TDRs may not occur. The resulting potential incremental losses are measured through impairment analysis on all TDRs which are included in our allowance for loan losses.

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

The following tables present the years ended December 31, 2014, 2013 and 2012 number of accounts, pre-modification unpaid principal balance (net of write downs), and post-modification unpaid principal balance (net of write downs) that were new modified TDRs during the years ended December 31, 2014, 2013 and 2012. In addition, the tables present the number of accounts and unpaid principal balance (net of write downs) of loans that have subsequently defaulted during the years ended December 31, 2014, 2013 and 2012 that had been modified in a TDR during the 12 months preceding each period. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted when 90 days or greater past due.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
Year Ended December 31, 2014	(Dollars in thousands)
Residential first mortgages	165	$48,098	$46,957	$2,601
Second mortgages	325	10,449	9,978	209
HELOC (2)	30	1,022	665	119
Total TDR loans	520	$59,569	$57,600	$2,929
Year Ended December 31, 2013
Residential first mortgages	322	$85,440	$75,730	$2,614
Second mortgages (3)	571	21,920	19,558	517
HELOC (2) (3)	313	27,425	23,066	(10)
Commercial real estate	5	2,938	2,938	—
Total TDR loans	1,211	$137,723	$121,292	$3,121
Year Ended December 31, 2012
Residential first mortgages	884	$287,865	$267,364	$29,357
Second mortgages	301	15,287	9,312	(435)
HELOC (2)	69	2,515	—	(178)
Total TDR loans	1,254	$305,667	$276,676	$28,744

	TDRs that subsequently defaulted in previous 12 months (4)
	Number of Accounts	Unpaid Principal Balance	Increase (Decrease) in Allowance at Subsequent Default
Year Ended December 31, 2014	(Dollars in thousands)
Residential first mortgages	2	$281	$28
Second mortgages	18	160	107
HELOC (2)	5	24	—
Total TDR loans	25	$465	$135
Year Ended December 31, 2013
Residential first mortgages	26	$6,401	$1,141
Second mortgages	41	991	531
Commercial real estate	33	397	—
Total TDR loans	100	$7,789	$1,672
Year Ended December 31, 2012
Residential first mortgages	72	$20,523	$4,451
Second mortgages	19	1,094	441
Total TDR loans	91	$21,617	$4,892

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	HELOC post-modification unpaid principal balance reflects write downs.

(3)
New TDRs during the year ended December 31, 2013, include 463 loans for a total of $30.8 million of post modification unpaid principal balance second mortgage and HELOC loans carried at fair value that were reconsolidated as a result of the litigation settlements with MBIA and Assured.

(4)	Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table presents impaired loans with no related allowance and with an allowance recorded.

	December 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Consumer loans
Residential first mortgage	$62,832	$77,749	$—	$78,421	$130,520	$—
Second mortgage	1,126	5,916	—	1	3,592	—
HELOC	—	774	—	1	1,544	—
Commercial loans
Commercial real estate	403	403	—	1,956	6,427	—
	$64,361	$84,842	$—	$80,379	$142,083	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$321,172	$325,395	$81,842	$341,283	$345,293	$81,764
Second mortgage	28,886	29,204	5,633	24,355	24,355	4,566
HELOC	1,061	1,114	1,050	405	405	405
Other consumer	121	121	121	—	—	—
	$351,240	$355,834	$88,646	$366,043	$370,053	$86,735
Total
Consumer loans
Residential first mortgage	$384,004	$403,144	$81,842	$419,704	$475,813	$81,764
Second mortgage	30,012	35,120	5,633	24,356	27,947	4,566
HELOC	1,061	1,888	1,050	406	1,949	405
Other consumer	121	121	121	—	—	—
Commercial loans
Commercial real estate	403	403	—	1,956	6,427	—
Total impaired loans	$415,601	$440,676	$88,646	$446,422	$512,136	$86,735

The following table presents average impaired loans and the interest income recognized.

	For the Years Ended December 31,
	2014		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Consumer loans
Residential first mortgage	$402,124	$10,626	$602,355	$16,828	$761,213	$12,833
Second mortgage	28,096	1,298	21,248	1,201	15,609	155
HELOC	851	—	700	41	522	—
Commercial loans
Commercial real estate	1,099	26	46,132	654	142,454	2,345
Commercial and industrial	—	—	99	—	99	5
Commercial lease financing	—	—	2,411	—	—	—
Warehouse lending	—	—	14	—	—	—
Total impaired loans	$432,170	$11,950	$672,959	$18,724	$919,897	$15,338

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The Company follows the guidance provided in the FFIEC’s "Uniform Retail Credit Classification and Account Management Policy" issued June 20, 2000 for Retail Credits. This policy focuses on the delinquency status, loan type, collateral protection, and other events influencing repayment, such as bankruptcy, death, and fraud, in determining the appropriate risk classification for a retail credit. The Company classifies performing retail loans that are 60 days delinquent as well as all performing retail TDRs as Watch. All non-accruing retail loans as well as retail loans 90 days or more delinquent are classified as Substandard. In cases of bankruptcy, death, or fraud, the Company will follow the FFIEC policy and classify the loans as appropriate.

The Company utilizes an internal risk rating system which is applied to all consumer and commercial loans. Management conducts periodic examinations which serve as an independent verification of the accuracy of the ratings assigned. Loan grades are based on different factors within the borrowing relationship: entity sales, debt service coverage, debt/total net worth, liquidity, balance sheet and income statement trends, management experience, business stability, financing structure of the deal and financial reporting requirements. The underlying collateral is also rated based on the specific type of collateral and corresponding LTV. The combination of the borrower and collateral risk ratings result in the final rating for the borrowing relationship. Descriptions of the Company's internal risk ratings as they relate to credit quality follow the ratings used by the U.S. bank regulatory agencies as listed below.

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

	December 31, 2014
Commercial Credit Loans	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Warehouse	Total Commercial
	(Dollars in thousands)
Grade
Pass	$578,275	$388,479	$9,687	$650,131	$1,626,572
Watch	28,898	10,308	—	118,513	157,719
Special Mention	2,003	237	—	—	2,240
Substandard	10,838	20,475	—	—	31,313
Total loans	$620,014	$419,499	$9,687	$768,644	$1,817,844

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	December 31, 2014
Consumer Credit Loans	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Total
	(Dollars in thousands)
Grade
Pass	$1,764,609	$111,285	$231,714	$30,929	$2,138,537
Watch	313,550	35,693	21,382	58	370,683
Special mention	—	—	—	—	—
Substandard	115,093	2,054	3,222	121	120,490
Total loans	$2,193,252	$149,032	$256,318	$31,108	$2,629,710

	December 31, 2013
Commercial Credit Loans	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Warehouse	Total Commercial
	(Dollars in thousands)
Grade
Pass	$296,983	$192,013	$10,341	$243,017	$742,354
Watch	26,041	5,534	—	157,500	189,075
Special mention	3,802	9,097	—	23,000	35,899
Substandard	82,044	543	—	—	82,587
Total loans	$408,870	$207,187	$10,341	$423,517	$1,049,915

	December 31, 2013
Consumer Credit Loans	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Total
	(Dollars in thousands)
Grade
Pass	$2,031,536	$136,224	$262,138	$37,142	$2,467,040
Watch	343,092	30,482	20,916	127	394,617
Special mention	—	—	—	—	—
Substandard	134,340	2,819	6,826	199	144,184
Total loans	$2,508,968	$169,525	$289,880	$37,468	$3,005,841

Note 6 — Concentrations of Credit

Properties collateralizing residential first mortgage loans held-for-investment were geographically disbursed throughout the United States (measured by unpaid principal balance and expressed as a percent of the total).

	December 31,
State	2014	2013
California	28.1%	27.9%
Florida	13.7%	14.3%
Michigan	12.0%	10.3%
Washington	4.5%	4.6%
Arizona	4.0%	4.1%
All other states (1)	37.7%	38.8%
Total	100.0%	100.0%

(1)	No other state contains more than 3.0 percent of the total.

At December 31, 2014, the Company’s commercial real estate loan portfolio in Michigan was 70.3 percent of the total portfolio, compared to 77.7 percent of the total portfolio at December 31, 2013.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Additionally, the following loan products’ contractual terms may give rise to a concentration of credit risk and increase the Company’s exposure to risk of non-payment or realization:

(a)	Hybrid or ARM loans that are subject to future payment increases;

(b)	Option ARM loans that permit negative amortization; and

(c)	Loans under (a) or (b) above with LTV ratios above 80 percent;

The following table details the unpaid principal balance, net of write downs, of these loans at December 31, 2014 and 2013.

	Loans Held-for-Investment
	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Amortizing hybrid ARMs
3/1 ARM	$122,947	$125,463
5/1 ARM	571,820	335,424
7/1 ARM	165,631	132,084
Interest only hybrid ARMs
3/1 ARM	89,116	172,949
5/1 ARM	366,580	668,717
7/1 ARM	30,155	38,061
Option ARMs	32,417	37,159
All other ARMs	95,488	96,307
Total	$1,474,154	$1,606,164

Of the loans listed above, the following have original LTV ratios exceeding 80 percent.

	Principal Outstanding
	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Loans with original LTV ratios above 80 percent
> 80%< = 90%	$91,044	$95,041
> 90%< = 100%	73,683	84,756
> 100%	1,133	1,512
Total	$165,860	$181,309

Note 7 — Repossessed Assets

Repossessed assets include the following.

	December 31,
	2014	2013
	(Dollars in thousands)
One-to-four family properties	$17,699	$24,038
Commercial properties	994	12,598
Total repossessed assets	$18,693	$36,636

Note 8 — Variable Interest Entities ("VIEs")

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Due to the Assured Settlement Agreement in 2013, the Company became the primary beneficiary and reconsolidated the FSTAR 2005-1 HELOC securitization trust's assets and liabilities. The Company had elected the fair value option for these assets and liabilities. At December 31, 2014, the Company has a fair value of HELOC loans of $62.9 million and long-term debt of $41.9 million. At December 31, 2013, the Company has a fair value of HELOC loans of $78.0 million and long-term debt of $55.2 million.

Due to the Assured Settlement Agreement in 2013, the Company became the primary beneficiary and reconsolidated the FSTAR 2006-2 HELOC securitization trust's assets and liabilities. The Company had elected the fair value option for these assets and liabilities. At December 31, 2014, the Company has a fair value of HELOC loans of $68.7 million and long-term debt of $41.8 million. At December 31, 2013, the Company has a fair value of HELOC loans of $77.0 million and long-term debt of $50.6 million.

Due to the MBIA Settlement Agreement in 2013, the FSTAR 2006-1 mortgage securitization trust was collapsed and the Company consolidated the loans associated with the FSTAR 2006-1 mortgage securitization trust. The Company elected the fair value option for these assets. At December 31, 2014, the Company recorded a fair value of $53.2 million of second mortgage loans. At December 31, 2013, the Company recorded a fair value of $64.7 million of second mortgage loans.

Consolidated VIEs

The Company has consolidated VIEs, which consist of the HELOC securitization trusts formed in 2005 and 2006. The Company has determined the trusts are VIEs and has concluded that the Company is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity's economic performance and has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company has the power to select the servicer of the whole loans held in the HELOC securitization trust. The beneficial owners of the trusts can look only to the assets of the securitization trusts for satisfaction of the debt issued by the securitization trusts.

The following table provides a summary of the classifications of consolidated VIE assets and liabilities included in the Consolidated Financial Statements.

	2005-1	2006-2	Total
December 31, 2014	(Dollars in thousands)
HELOC Securitizations
Assets
Loans held-for-investment	62,885	68,679	131,564
Liabilities
Long-term debt	$41,938	$41,821	$83,759
December 31, 2013	(Dollars in thousands)
HELOC Securitizations
Assets
Loans held-for-investment	78,009	77,003	155,012
Liabilities
Long-term debt	$55,172	$50,641	$105,813

The economic performance of the VIEs is most significantly impacted by the performance of the underlying loans. The principal risks to which the entities were exposed include credit risk and interest rate risk.

Unconsolidated VIEs

The Company sponsored nine trust subsidiaries, which issued trust preferred securities to third party investors and loaned the proceeds to the Company in the form of junior subordinated notes. The Company has determined that it is not the primary beneficiary of these entities as it does not possess the power to direct the activities that most significantly impact the economic performance of the VIEs. The Company's maximum exposure to losses is limited to its investment in the trusts,

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

which was $7.4 million at both December 31, 2014 and 2013. See Note 15 of the Notes to the Consolidated Financial Statements, herein, for additional information regarding unconsolidated variable interest entities.
The Company also has an unconsolidated VIE with which the Company has a significant continuing involvement, but is not the primary beneficiary. The financial assets were derecognized by the Company upon transfer to the FSTAR 2007-1 mortgage securitization trust, which then issued and sold mortgage-backed securities to third party investors. In accordance with the MBIA Settlement Agreement, MBIA is required to satisfy all of its obligation under the FSTAR 2007-1 insurance policy and related FSTAR 2007-1 obligations without further recourse to the Company. At December 31, 2014, the FSTAR 2007-1 mortgage securitization trust included 3,624 loans, with an aggregate principal balance of $141.3 million.

Note 9 — Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank ("FHLB") stock was $155.4 million at December 31, 2014 compared to $209.7 million at December 31, 2013. As a member of the FHLB, the Company is required to hold shares of FHLB stock in an amount equal to at least one percent of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year or five percent of FHLB advances, whichever is greater. The Company had $54.3 million, $92.0 million and no redemptions of FHLB stock during the years ended December 31, 2014, 2013 and 2012, respectively. Dividends received on the stock equaled $8.9 million, $10.6 million and $9.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. These dividends were recorded in the Consolidated Statements of Operations as other noninterest income.

Note 10 — Premises and Equipment

Premises and equipment balances and estimated useful lives are as follows.

	Estimated Useful Lives	December 31,
		2014	2013
		(Dollars in thousands)
Land	—	$65,527	$66,253
Office buildings	7 — 31.5 years	144,485	138,157
Computer hardware and software	3 — 7 years	179,578	156,104
Furniture, fixtures and equipment	3 — 7 years	66,693	66,090
Automobiles	3 years	396	228
Total		456,679	426,832
Less accumulated depreciation		(218,737)	(195,482)
Premises and equipment, net		$237,942	$231,350

Depreciation expense amounted to approximately $26.2 million, $22.6 million and $19.2 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

Operating Leases

The Company conducts a portion of its business from leased facilities. Such leases are considered to be operating leases based on their lease terms. Lease rental expense totaled approximately $8.3 million, $8.0 million and $6.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following outlines the Company’s minimum contractual lease obligations.

December 31, 2014
(Dollars in thousands)
2015	$6,075
2016	4,412
2014	3,080
2018	1,073
2019	651
Thereafter	954
Total	$16,245

Note 11 — Mortgage Servicing Rights

The Company has investments in MSRs to support mortgage strategies and to deploy capital at acceptable returns. The Company also deploys derivatives and other fair value assets as economic hedges to offset changes in fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. The Company's portfolio of MSRs is highly sensitive to movements in interest rates. The primary risk associated with MSRs is the potential value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. There is also a risk of valuation decline due to higher than expected increases in default rates, which the Company does not believe can be effectively hedged. See Note 12 of the Notes to the Consolidated Financial Statements, herein, for additional information regarding the instruments utilized to hedge the risks of MSRs.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows.

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$284,678	$710,791	$510,475
Additions from loans sold with servicing retained	271,459	401,735	535,875
Reductions from bulk sales (1)	(231,518)	(834,499)	(139,738)
Changes in fair value due to (2)
Decrease in MSR value (3)	(31,026)	(99,320)	(151,470)
All other changes in valuation inputs or assumptions (4)	(35,766)	105,971	(44,351)
Fair value of MSRs at end of period	$257,827	$284,678	$710,791

(1)	Includes flow sales related to underlying serviced loans totaling $0.5 billion, $74.9 billion and $17.4 billion, respectively, for the years ended December 31, 2014, 2013 and 2012.

(2)	Changes in fair value are included within net return on mortgage servicing asset on the Consolidated Statements of Operations.

(3)	Represents decrease in MSR value associated with loans that paid-off during the period.

(4)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

The following table summarizes income and fees associated with the mortgage servicing asset.

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Income on mortgage servicing asset
Servicing fees, ancillary income and late fees	$68,641	$184,661	$210,412
Fair value adjustments	(68,653)	(4,664)	(195,821)
Gain (loss) on hedging activity (1)	26,047	(70,160)	86,213
Net transaction costs	(1,953)	(19,228)	(12,319)
Total income on mortgage servicing asset, included in net return on mortgage servicing asset	$24,082	$90,609	$88,485

(1)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Contractual servicing and subservicing fees. Contractual servicing and subservicing fees, including late fees and other ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within net return on mortgage servicing asset on the Consolidated Statements of Operations. Contractual subservicing fees including late fees and other ancillary income are included within loan administration income on the Consolidated Statements of Operations. Subservicing fee income is recorded for fees earned, net of third party subservicing costs, for loans subserviced.

The following table summarizes income and fees associated with the mortgage loan subserviced.

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Income (expenses) on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$28,618	$16,552	$18,107
Other servicing charges (1)	(4,314)	(10,517)	(18,904)
Total income on mortgage loans subserviced	$24,304	$6,035	$(797)

(1)	Includes the servicing fees, ancillary income and late fees on mortgage loans subserviced, which is included in loan administration income on the Consolidated Statements of Operations.

The following table presents the unpaid principal balance of residential loans serviced for others and the number of accounts associated with those loans.

	December 31, 2014		December 31, 2013
	Amount	Number of accounts	Amount	Number of accounts
	(Dollars in thousands)
Residential mortgage servicing
Serviced for others	$25,426,768	117,881	$25,743,396	131,413
Subserviced for others (1)	46,723,713	238,498	40,431,867	198,256
Total residential loans serviced for others (1)	$72,150,481	356,379	$66,175,263	329,669

(1)	Does not include temporary short-term subservicing performed as a result of some sales of servicing.

Note 12 — Derivative Financial Instruments

Derivative assets and liabilities are recorded at fair value on the Consolidated Statements of Financial Condition, after taking into account the effects of legally enforceable bilateral collateral and master netting agreements. Gross positive fair values are netted with gross negative fair values by counterparty pursuant to a valid master netting agreement. In addition, collateral received from or paid to a given counterparty are considered in this netting. These agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis in a single currency, and to offset net derivative positions with related collateral, where applicable.

Counterparty credit risk. The Bank is exposed to credit loss in the event of nonperformance by the counterparties to its various derivative financial instruments. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. The Company manages this risk by selecting only well-established, financially strong counterparties, spreading the credit risk among such counterparties, and by placing contractual limits on the amount of unsecured credit risk from any single counterparty. Counterparties to the Company's derivatives include major financial institutions with investment grade credit ratings from the major rating agencies.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

The Company hedges the risk of overall changes in fair value of loans held-for-sale and rate lock commitments generally by selling forward contracts on securities of the Agencies. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchases of forward contracts on securities of Fannie Mae and Freddie Mac, the purchase/sale of U.S. Treasury futures contracts and the purchase/sale of euro dollar future contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs and recognized as a component of net return on mortgage servicing asset.

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

The Company writes and purchases interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated trading derivatives are used primarily to provide derivative products to customers enabling them to manage interest rate risk exposure. The Company mitigates most of the inherent market risk of customer-initiated interest rate swap contracts by entering into offsetting derivative contracts with other counterparties. The offsetting derivative contracts have nearly identical notional values, terms and indices. The difference in the asset and liability is an adjustment for non-performance risk in the measurement of fair value of derivative instruments, which is insignificant. The performance risk is established annually and reviewed quarterly. The Company's interest rate swap agreements are structured such that variable payments are primarily based on LIBOR (one-month, three-month or six-month). Fee income on customer-initiated trading derivatives is earned from entering into various transactions at the request of the customer, primarily interest rate swap contracts. Changes in fair value are recognized in "other noninterest income" on the Consolidated Statements of Operations.

Fair values of derivative instruments represent the net unrealized gains or losses on such contracts and are recorded in the consolidated balance sheets. Changes in fair value are recognized in the consolidated statements of income. The net gains recognized in income on derivative instruments, net of the impact of offsetting positions, were as follows.

		For the Years Ended December 31,
	Location of Gain/(Loss)	2014	2013	2012
		(Dollars in thousands)
U.S. Treasury and euro dollar futures	Net return on mortgage servicing asset	$17,922	$(36,588)	$34,722
Mortgage backed securities forwards	Net return on mortgage servicing asset	8,247	(33,348)	51,890
Rate lock commitments and forward agency and loan sales	Net gain on loan sales	(12,218)	(42,003)	44,192
Interest rate swaps	Other noninterest income	110	—	—
Total derivative		$14,061	$(111,939)	$130,804

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The Company had the following derivative financial instruments.

	December 31, 2014
	Notional Amount	Fair Value	Expiration Dates
	(Dollars in thousands)
Assets (1)
U.S. Treasury and euro dollar futures	2,530,400	7,268	2015-2020
Mortgage backed securities forwards	$161,000	$2,371	2015
Rate lock commitments	$2,603,607	$30,801	2015
Forward agency and loan sales	193,865	154	2015
Interest rate swaps	354,689	5,813	2015-2021
Total derivative assets	$5,843,561	$46,407
Liabilities (2)
U.S. Treasury and euro dollar futures	$687,500	$783	2015-2020
Rate lock commitments	21,540	83	2015
Forward agency and loan sales	2,789,300	12,913	2015
Interest rate swaps	366,710	5,853	2015-2021
Total derivative liabilities	$3,865,050	$19,632

	December 31, 2013
	Notional Amount	Fair Value	Expiration Dates
	(Dollars in thousands)
Assets (1)
U.S. Treasury and euro dollar futures	$4,300,100	$1,221	2014
Rate lock commitments	1,589,308	14,510	2014
Forward agency and loans sales	2,608,000	20,326	2014
Interest rate swaps	102,448	1,797	2015-2021
Total derivative assets	$8,599,856	$37,854
Liabilities (2)
Mortgage backed securities forwards	$95,000	$1,665	2014
Rate lock commitments	667,286	4,181	2014
Forward agency and loans sales	211,896	479	2014
Interest rate swaps	102,448	1,797	2015-2021
Total derivative liabilities	$1,076,630	$8,122

(1)	Asset derivatives are included in "other assets" on the Consolidated Statements of Financial Condition.

(2)	Liability derivatives are included in "other liabilities" on the Consolidated Statements of Financial Condition.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral.

	December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in thousands)
Assets
U.S. Treasury and euro dollar futures	$17,504	$783	$16,721	$—	$10,236	$6,485
Mortgage backed securities forwards	26,496	—	26,496	231	23,894	2,371
Interest rate swaps	7,471	—	7,471	—	1,658	5,813
Total derivative assets	$51,471	$783	$50,688	$231	$35,788	$14,669
Liabilities
Interest rate swaps	$5,853	$—	$5,853	$—	$—	$5,853

	December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in thousands)
Assets
U.S. Treasury and euro dollar futures	$7,074	$1,701	$5,373	$—	$4,152	$1,221
Interest rate swaps	3,045	—	3,045	—	1,248	1,797
Total derivative assets	$10,119	$1,701	$8,418	$—	$5,400	$3,018
Liabilities
Mortgage backed securities forwards	$13,837	$—	$13,837	$—	$(12,172)	$1,665

The Company pledged a total of $36.0 million and $6.8 million of investment securities and cash collateral to counterparties at December 31, 2014 and 2013, respectively, for derivative activities. The cash pledged was restricted and is included in other assets on the Consolidated Statements of Financial Condition.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 13 — Deposit Accounts

The deposit accounts are as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Retail deposits
Branch retail deposits
Demand deposit accounts	$726,157	$670,039
Savings accounts	3,426,722	2,849,644
Money market demand accounts	208,549	262,009
Certificates of deposit/CDARS	807,400	1,023,141
Total branch retail deposits	5,168,828	4,804,833
Commercial retail deposits
Demand deposit account	133,296	93,515
Savings account	26,948	19,635
Money market demand accounts	42,901	25,095
Certificate of deposit/CDARS	5,145	2,988
Total commercial retail deposits	208,290	141,233
Total retail deposits subtotal	5,377,118	4,946,066
Government deposits
Demand deposit accounts	246,055	104,466
Savings accounts	316,917	183,128
Certificate of deposit/CDARS	354,971	314,804
Total government deposits	917,943	602,398
Wholesale deposits	247	8,717
Company controlled deposits	773,298	583,145
Total deposits	$7,068,606	$6,140,326

Noninterest bearing deposits included in above balances at December 31, 2014 and 2013, were approximately $1.2 billion and $0.9 billion, respectively.

The following indicates the scheduled maturities for certificates of deposit with a minimum denomination of $100,000:

	December 31,
	2014	2013
	(Dollars in thousands)
Three months or less	$326,968	$341,989
Over three months to six months	205,134	186,746
Over six months to twelve months	186,509	223,131
One to two years	39,449	40,396
Thereafter	39,501	35,593
Total	$797,561	$827,855

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 14 — Federal Home Loan Bank Advances

The portfolio of Federal Home Loan Bank advances includes floating rate short-term daily adjustable advances and long-term fixed rate advances. The following is a breakdown of the advances outstanding.

	December 31,
	2014		2013		2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Short-term floating rate daily adjustable advances	$—	—%	$216,000	0.50%	$280,000	0.50%
Short-term fixed rate term advances	214,000	0.26%	772,000	0.30%	—	—%
Long-term fixed rate term advances	300,000	1.36%	—	—%	2,900,000	3.30%
Total	$514,000	0.90%	$988,000	0.34%	$3,180,000	3.05%

The Company prepaid $2.9 billion in higher cost long-term Federal Home Loan Bank advances during the fourth quarter 2013, which resulted in a loss on extinguishment of debt of $177.9 million.

The Company prepaid $500.0 million in higher cost long-term Federal Home Loan Bank advances during the third quarter 2012, which resulted in a loss on extinguishment of debt of $15.2 million.

At December 31, 2014, the Company had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and the Company may access that line to the extent that collateral is provided. At December 31, 2014, the Company had $0.5 billion of advances outstanding and an additional $2.2 billion of collateralized borrowing capacity available at the Federal Home Loan Bank. The advances are collateralized by non-delinquent single-family residential first mortgage loans, loans repurchased with government guarantees, certain other loans and investment securities.

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Maximum outstanding at any month end	$1,300,000	$2,907,598	$3,770,000
Average outstanding balance	939,173	2,914,637	3,698,362
Average remaining borrowing capacity	1,947,000	735,391	1,040,677
Weighted-average interest rate	0.23%	3.22%	2.88%

At December 31, 2014, the Company's Federal Home Loan Bank advance final maturity dates includes $214.0 million which mature in 2015, $175.0 million which mature in 2016, and $125.0 million which mature in 2020, compared to $988.0 million all of which matured in 2014 at December 31, 2013. Advances may be repaid prior to maturity, in whole or in part, at the option of the borrower upon payment of any applicable fee specified in the contract governing such advance.

The Company is required to maintain a minimum amount of qualifying collateral. In the event of default, the Federal Home Loan Bank advance is similar to a secured borrowing, whereby the Federal Home Loan Bank has the right to sell the pledged collateral to settle the fair value of the outstanding advances.

Note 15 — Long-Term Debt

The Company sponsored nine trust subsidiaries, including the consolidated VIEs, which issued trust preferred securities to third party investors and loaned the proceeds to the Company in the form of junior subordinated notes included in long-term debt. Each of the trusts has issued trust preferred securities to third party investors and loaned the proceeds to the Company in the form of junior subordinated notes, which are included in long-term debt in the Statements of Financial Condition. The notes held by each trust are the sole assets of that trust. Distributions on the trust preferred securities of each trust are payable quarterly at a rate equal to the interest being earned by the trust on the notes held by these trusts.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table presents the outstanding balance on each junior subordinated note and related interest rates of the long-term debt as of the dates indicated.

	December 31,
	2014		2013
	(Dollars in thousands)
Trust Preferred Securities	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Floating Three Month LIBOR
Plus 3.25%, matures 2032	$25,774	3.50%	$25,774	3.50%
Plus 3.25%, matures 2033	25,774	3.48%	25,774	3.49%
Plus 3.25%, matures 2033	25,780	3.51%	25,780	3.50%
Plus 2.00%, matures 2035	25,774	2.23%	25,774	2.24%
Plus 2.00%, matures 2035	25,774	2.23%	25,774	2.24%
Plus 1.75%, matures 2035	51,547	1.99%	51,547	2.00%
Plus 1.50%, matures 2035	25,774	1.73%	25,774	1.74%
Plus 1.45%, matures 2037	25,774	1.69%	25,774	1.69%
Plus 2.50%, matures 2037	15,464	2.74%	15,464	2.74%
Subtotal	$247,435		$247,435
Notes associated with consolidated VIEs
Floating One Month LIBOR
Plus 0.46% (1), matures 2018	$41,938	0.63%	$55,172	0.63%
Plus 0.16% (2), matures 2019	41,821	0.33%	50,641	0.33%
Total long-term debt	$331,194		$353,248

(1)	The Notes will accrue interest at a rate equal to the lesser of (i) one-month LIBOR plus 0.46 percent (ii) the net weighted average coupon, or (iii) 16.00 percent.

(2)
The interest rate for the notes may adjust monthly and will be subject to (i) a cap based on the weighted average of the loan rates on the mortgage loans, minus the rates at which certain fees and expenses of the issuing entity are calculated and minus any required spread and adjusted for actual days and (ii) a fixed cap of 16.00 percent.

At December 31, 2014 and 2013 the three-month LIBOR interest rate was 0.26 percent and 0.25 percent, respectively. At both December 31, 2014 and 2013, the one-month LIBOR interest rate was 0.17 percent.

Trust Preferred Securities

The trust preferred securities outstanding are callable by the Company and are junior subordinated notes. Under the terms of the related indentures interest is payable quarterly, however, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty. In January 2012, the Company exercised its contractual rights to defer its interest payments with respect to trust preferred securities. The payments are periodically evaluated and will be reinstated when appropriate, subject to the provisions of the Company's Supervisory Agreement and Consent Order. The Company has $20.3 million accrued at December 31, 2014, for these deferred interest payments.

Notes Associated with Consolidated VIEs

As previously discussed in Note 8 of the Notes to the Consolidated Financial Statements, herein, the Company determined it was the primary beneficiary of VIEs associated with HELOC securitizations and such VIEs are therefore consolidated in the Consolidated Financial Statements. As of June 30, 2013, the Company reconsolidated the assets and liabilities associated with the HELOC securitization trusts, the proceeds of which were used by the trust to repay outstanding debt.

The Company has elected the fair value option for these liabilities and changes in fair value are recorded to "other noninterest income" on the Consolidated Statements of Operations. Fair value is estimated using quantitative models which incorporate observable and, in some instances, unobservable inputs including security prices, interest rate yield curves, option volatility, currency, commodity or equity rates and correlations between these inputs. The Company also considers the impact

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

of its own observable credit spreads in the secondary bond markets in determining the discount rate used to value these liabilities. See Note 24 of the Notes to the Consolidated Financial Statements, herein, for additional recurring fair value disclosures.

The final legal maturities of the long-term debt associated with the VIEs are June 2018 and June 2019, respectively, however these debt agreements have contractual provisions that allow for the debt to be paid off based on the cash flows of the collateral. As of December 31, 2014, the Company's cash flow analysis indicated that the notes are estimated to be paid off by June 2015 for FSTAR 2005-1 (LIBOR plus 0.46 percent) and June 2016 for FSTAR 2006-2 (LIBOR plus 0.16 percent). The estimated maturity dates may change going forward as the inputs used (prepayments, defaults, etc.) for the cash flow analysis will likely change. The debt pays interest based on a spread over the 30-day LIBOR interest rate.

Note 16 — Representation and Warranty Reserve

The following table shows the activity in the representation and warranty reserve.

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance, beginning of period,	$54,000	$193,000	$120,000
Provision
Charged to gain on sale for current loan sales	6,854	17,606	24,410
Charged to representation and warranty provision	10,011	36,116	256,289
Total	16,865	53,722	280,699
Charge-offs, net	(17,865)	(192,722)	(207,699)
Balance, end of period	$53,000	$54,000	$193,000

At the time a loan is sold, an estimate of the fair value of such loss associated with the mortgage loans is recorded in the representation and warranty reserve in the Consolidated Statements of Financial Condition and charged against the net gain on loan sales in the Consolidated Statements of Operations. Subsequent to the sale, the liability is re-measured on an ongoing basis based on an estimate of probable future losses. Changes in the estimate are recorded in the representation and warranty provision on the Consolidated Statements of Operations. Charge-offs are recorded in representation and warranty reserve on the Consolidated Statements of Financial Condition.

Note 17 — Warrant Liabilities

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

As a result of the Company’s registered offering on March 31, 2010, of 5.8 million shares of Common Stock at a price per share of $50.00, the number of shares of the Company’s Common Stock issuable to the May Investors under the May Investor Warrants was increased by 26,667 shares and the exercise price was decreased to $50.00 pursuant to the antidilution provisions of the May Investors Warrants.

As a result of the Company’s registered offering on November 2, 2010 of 11.6 million shares of Common Stock at a price per share of $10.00, the number of shares of Common Stock issuable to the May Investors under the May Investor Warrants was increased by 551,126 shares and the exercise price was decreased to $10.00 pursuant to the antidilution provisions of the May Investors Warrants.

For the year ended December 31, 2014, no shares of Common Stock were issued upon exercise of May Investor Warrants, and at December 31, 2014, the May Investors held warrants to purchase 688,907 shares at an exercise price of $10.00.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as "other liabilities" on the Consolidated Statements of Financial Condition and are measured at fair value, with changes in fair value recognized through operations.

At December 31, 2014 and 2013, the Company’s liabilities to the holders of May Investors Warrants amounted to $6.3 million and $10.8 million, respectively. Warrant liabilities are valued using a binomial lattice model and are classified within Level 2 of the valuation hierarchy. Significant observable inputs include expected volatility, a risk free rate and an expected life. Warrant liabilities are reported in "other liabilities" on the Consolidated Statements of Financial Condition. See Note 24 of the Notes to the Consolidated Financial Statements, herein, for additional recurring fair value disclosures.

Note 18 — Stockholders' Equity

Preferred Stock and Other Warrants

On January 30, 2009, the Company sold to the U.S. Treasury 266,657 shares of Series C fixed rate cumulative non-convertible perpetual preferred stock ("Series C Preferred Stock") and a warrant to purchase up to approximately 0.7 million shares of Common Stock at an exercise price of $62.00 per share (the "Warrant") for $266.7 million. The issuance and the sale of the Series C Preferred Stock and Warrant were exempt from the registration requirements of the Securities Act of 1933, as amended. The Series C Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years, and 9 percent per annum thereafter. The Warrant is exercisable through 2019.

In 2013 the U.S. Treasury sold the Series C Preferred Stock and Warrants which are now held by unrelated third party investors and are no longer held by the U.S. government under the TARP Capital Purchase Program. The warrants are valued utilizing the equity method. In 2013, the U.S. Treasury sold the preferred stock and warrants. The U.S. Treasury also auctioned the Warrant, which closed on June 5, 2013, to purchase up to approximately 645,138 shares of Common Stock at an exercise price of $62.00 per share. At December 31, 2014 and 2013, the Company’s warrant value was $6.3 million and $10.8 million, respectively.

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred shares at December 31, 2014 is summarized as follows.

	Rate (1)	Earliest Redemption Date (1)	Shares Outstanding	Preferred Shares	Preferred Stock
	(Dollars in thousands)
Series C Preferred Stock	9%	January 31, 2012	266,657	$3	$266,654

(1)	Earliest redemption date at the Company's option.

At December 31, 2014, the Company has deferred $56.3 million of dividend payments on Series C Preferred Stock.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss) for each type of available-for-sale security.

	Pre-tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(Dollars in thousands)
Accumulated other comprehensive loss
December 31, 2014
Net unrealized gain (loss) on securities available-for-sale,
U.S. government sponsored agencies	$11,351	$(2,971)	$8,380
Total net unrealized gain (loss) on securities available-for-sale	$11,351	$(2,971)	$8,380
December 31, 2013
Net unrealized (loss) gain on securities available-for-sale,
U.S. government sponsored agencies	$(9,042)	$4,211	$(4,831)
Total net unrealized (loss) gain on securities available-for-sale	$(9,042)	$4,211	$(4,831)
December 31, 2012
Net unrealized (loss) gain on securities available-for-sale,
U.S. government sponsored agencies	$2,389	$—	$2,389
FSTAR 2006-1 securitization trust	(10,155)	6,108	(4,047)
Total net unrealized (loss) gain on securities available-for-sale	$(7,766)	$6,108	$(1,658)

Note 19 — Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of Common Stock.

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands, except share data)
Net (loss) income	$(69,465)	$266,987	$68,376
Less: preferred stock dividend/accretion	(483)	(5,784)	(5,658)
Net (loss) income from continuing operations	(69,948)	261,203	62,718
Deferred cumulative preferred stock dividends	(26,539)	(14,366)	(13,670)
Net (loss) income applicable to Common Stockholders	$(96,487)	$246,837	$49,048
Weighted Average Shares
Weighted average common shares outstanding	56,246,528	56,063,282	55,762,196
Effect of dilutive securities
Warrants	—	237,412	6,108
Stock-based awards	—	217,487	425,211
Weighted average diluted common shares	56,246,528	56,518,181	56,193,515
(Loss) earnings per common share
Net (loss) income applicable to Common Stockholders	$(1.72)	$4.40	$0.88
Effect of dilutive securities
Warrants	—	(0.02)	—
Stock-based awards	—	(0.01)	(0.01)
Diluted (loss) earnings per share	$(1.72)	$4.37	$0.87

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The December 31, 2014 diluted loss per share calculation excludes all Common Stock equivalents, including 1,334,045 shares pertaining to warrants and 263,267 shares pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock") the Company may defer dividend payments. The Company elected to defer dividend payments beginning in February 2012 payment and is currently in arrears in the amount of $56.3 million at December 31, 2014.

Note 20 — Stock-Based Compensation

The Company's board of directors participates in various stock option and purchase plans and incentive compensation plans. Certain key employees, officers, directors and others are eligible to receive awards. Awards that may be granted under the plan include stock options, incentive stock options, cash-settled stock appreciation rights, restricted stock units, performance shares and performance units and other awards. Under the current plan, the exercise price of any award granted must be at least equal to the fair market value of Common Stock on the date of grant. Non-qualified stock options granted to directors expire 5 years from the date of grant. Grants other than non-qualified stock options have term limits set by the board of directors in the applicable agreement. Stock appreciation rights generally expire 7 years from the date of grant. Awards still outstanding under any of the prior plans will continue to be governed by their respective terms.

During the years ended December 31, 2014, 2013 and 2012, compensation expense recognized related to the plan totaled $4.0 million, $4.8 million and $6.9 million, respectively.

Stock Option Plan

The following tables summarize the activity that occurred in the years ended December 31.

	Number of Shares
	2014	2013	2012
Options outstanding, beginning of year	82,937	93,628	111,273
Options canceled, forfeited and expired	(19,339)	(10,691)	(17,645)
Options outstanding, end of year	63,598	82,937	93,628
Options vested and expected to vest, end of year	63,598	82,937	93,628
Options exercisable, end of year	32,532	43,281	34,061

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012, was zero. Additionally, there was no aggregate intrinsic value of options outstanding and exercised at December 31, 2014, 2013 and 2012.

	Weighted Average Exercise Price
	2014	2013	2012
Options outstanding, beginning of year	$104.26	$143.41	$181.00
Options canceled, forfeited and expired	136.97	447.22	386.45
Options outstanding, end of year	$94.33	$104.26	$143.41
Options vested and expected to vest, end of year	$94.33	$104.26	$143.41
Options exercisable, end of year	$108.01	$126.49	$173.32

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following information pertains to the stock options issued pursuant to the Prior Plans, but not exercised at December 31, 2014.

	Options Outstanding			Options Exercisable
Range of Grant Price	Number of Options Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
$80.00	63,129	5.06	$80.00	32,063	$80.00
$1,523.00 - $2,072.50	469	0.17	$2,021.23	469	$2,021.23
	63,598			32,532

	Options Vested and Expected to Vest
Range of Grant Price	Number of Options Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$80.00	63,129	5.06	$80.00
$1,523.00 - $2,471.50	469	0.17	$2,021.23
	63,598

At December 31, 2014 and 2013, options available for future grants were 233,017 and 213,678, respectively.

Restricted Stock Units

The Company has issued restricted stock units to officers, directors and certain employees. Restricted stock generally will vest in 1/3 increments on each annual anniversary of the date of grant beginning with the first anniversary. At December 31, 2014 and 2013, the maximum number of shares of Common Stock that may be issued were 737,861 shares and 961,913 shares, respectively. The Company incurred expenses of approximately $3.3 million, $1.4 million and $2.9 million with respect to restricted stock units during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013 restricted stock units had a market value of $3.7 million and $5.6 million, respectively.

	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock
Non-vested at December 31, 2011	227,448	$22.00
Granted	329,025	9.79
Vested	(109,588)	24.98
Canceled and forfeited	(21,674)	22.28
Non-vested at December 31, 2012	425,211	$12.70
Granted	113,760	15.06
Vested	(190,949)	17.08
Canceled and forfeited	(60,096)	11.14
Non-vested at December 31, 2013	287,926	$12.01
Granted	279,312	19.27
Vested	(276,548)	14.47
Canceled and forfeited	(56,999)	14.37
Non-vested at December 31, 2014	233,691	$17.21

Incentive Compensation Plans

The Company had an expense of $20.5 million, $24.4 million and $31.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, for incentive plans.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 21— Income Taxes

Components of the (benefit) provision for income taxes from operations consist of the following.

	For the Years Ended December 31,
	2014	2013	2012
Current	(Dollars in thousands)
Federal	$1,993	$226	$4,235
State	(771)	102	—
Total current income tax (benefit) expense	$1,222	$328	$4,235
Deferred
Federal	$(35,067)	$(407,611)	$(19,880)
State	(134)	(8,967)	—
Total deferred income tax (benefit) expense	(35,201)	(416,578)	(19,880)
Total Income Tax (Benefit) Expense	$(33,979)	$(416,250)	$(15,645)

The Company’s effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences.

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
(Benefit) provision at statutory federal income tax rate (35%)	$(36,206)	$(52,242)	$18,456
Increases (decreases) resulting from
Change in valuation allowance, federal and state	8,196	(355,769)	(19,224)
Residual tax effect associated with other comprehensive income	—	(6,108)	(19,880)
State income tax benefit, net of federal income tax effect	(9,101)	(2,647)	—
Warrant (income) expense	(1,570)	(190)	3,127
Non-deductible compensation	567	383	1,144
Litigation settlement	3,500	—	293
Other	635	323	439
(Benefit) provision for income taxes	$(33,979)	$(416,250)	$(15,645)

During the year ended December 31, 2014, the effective tax rate was a benefit of 32.9 percent, compared to a not meaningful tax rate during the year ended December 31, 2013 and 29.7 percent for the year ended December 31, 2012. For the year ended December 31, 2014, the effective tax rate varies from the statutory rates primarily due to non-taxable income and expense items, primarily the exclusion of the non-deductible penalty paid to the CFPB and the non-taxable impact of changes related to our warrants. The effective rate during the year ended December 31, 2013 differs from the combined statutory rate principally due to the change in valuation allowance for net deferred taxes, as well as the recognition of the residual tax effect associated with previously unrealized losses on securities recorded in other comprehensive income (loss) had the most significant impacts on the difference between our statutory U.S. federal income tax rate of 35 percent and our effective tax rate.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities are comprised of the following.

	December 31,
	2014	2013
	(Dollars in thousands)
Deferred tax assets
Tax loss carry forwards	$292,329	$337,472
Allowance for loan losses	140,423	127,739
Litigation settlement	30,328	34,378
Representation and warranty reserves	19,703	19,962
Alternative Minimum Tax credit carry forwards (indefinite carry forward period)	12,854	10,880
Non-accrual interest revenue	6,131	11,571
Real Estate Mortgage Investment Conduits	4,919	4,644
Deferred interest	4,015	—
Other	6,849	8,090
Total	517,551	554,736
Valuation allowance	(33,060)	(24,864)
Total (net)	484,491	529,872
Deferred tax liabilities
Mortgage loan servicing rights	(32,060)	(91,752)
Mark-to-market adjustments	(2,559)	(13,770)
Commercial lease financing	(2,545)	(2,772)
Premises and equipment	(2,374)	(494)
State and local taxes	(2,450)	(4,774)
Other	(154)	(1,629)
Total	(42,142)	(115,191)
Net deferred tax asset	$442,349	$414,681

During the years ended December 31, 2014 and 2013, the Company had a federal net operating loss carry forwards of $743.1 million and $882.9 million, respectively. These carry forwards, if unused, expire in calendar years 2028 through 2033. As a result of a change in control occurring on January 30, 2009, Section 382 of the Internal Revenue Code places an annual limitation on the use of the Company’s net operating loss carry forwards that existed at that time. At December 31, 2014 and 2013, $174.1 million of the total net operating loss carry forwards of $743.1 million and $882.9 million respectively, is subject to an annual use limitation of approximately $17.4 million and will expire in calendar years 2028 through 2029.

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

At December 31, 2014 and 2013, the deferred tax assets were primarily the result of U.S. net operating loss carryforwards.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

Culminating in the fourth quarter 2013, the Company had taken significant actions to transform its business and reduce uncertainty. These actions included the following:

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

When evaluating whether the Company has overcome the significant negative evidence attributable to actual cumulative losses in recent years, the Company adjusted those losses for items that the Company believes are not indicative of its ability to generate taxable income in future years. The Company reflects adjusted cumulative income after applying those items that are not indicative of its ability to generate taxable income in future years. The Company considers this objectively verifiable evidence that its current earnings model is capable of generating future taxable income sufficient to utilize substantially all of the net operating loss carryforwards as of December 31, 2014. The Company believes that this evidence is sufficient to overcome the unadjusted cumulative losses in recent years.

Other positive evidence considered in connection with the Company's decision to release its federal deferred tax asset valuation allowance include the historic ability to utilize deferred tax assets before they expire, as well as its detailed forecasts projecting the complete realization of all federal deferred tax assets before expiration under the most conservative and stressed earnings scenarios. In order to realize the deferred tax assets, the Company needs to generate approximately $1.1 billion of pre-tax income over the next 20 years. The Company believes this level of pre-tax income will be achievable even under stressed scenarios.

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

Upon considering all of the available positive and negative evidence, and the extent to which that evidence was objectively verifiable, the Company determined that the positive evidence outweighed the negative evidence and the deferred tax assets are more likely than not realizable, as of and for the years ended December 31, 2014 and 2013.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The Company had a total state deferred tax asset before valuation allowance of $42.3 million and total state net operating loss carryforwards of $723.6 million at December 31, 2014. In connection with its ongoing assessment of deferred taxes, the Company analyzed each state net operating loss separately and determined the amount of such net operating loss, which is expected to expire unused and recorded a valuation allowance to reduce the deferred tax asset for state net operating losses to the amount which is more likely than not to be realized. At December 31, 2014, the state deferred tax assets which will more likely than not be realized was $9.3 million and have maintained a valuation allowance of $33.1 million due to loss carryover limitations.

The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which will impact the Company's income tax expense in the period it determines that these factors have changes.

The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. At December 31, 2014, the Internal Revenue Service had completed an examination of the Company through the taxable year ended December 31, 2010. The years open to examination by state and local government authorities vary by jurisdiction.

The following table provides a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012.

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance at January 1,	$1,277,892	$837,557	$837,557
Additions based on income tax positions related to prior years	312,014	440,335	—
Reductions for income tax positions of prior years	(414,274)	—	—
Balance at December 31,	$1,175,632	$1,277,892	$837,557

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2014, 2013 and 2012, the Company recognized interest income of approximately $0.3 million and expense of $0.1 million and $0.1 million respectively. In addition, the Company recognized a benefit in penalty of approximately $0.1 million for the year ended December 31, 2014 and no penalty expense for the years ended December 31, 2013 and 2012. The total accrual for interest and penalties related to uncertain tax positions on the balance sheet is not material for the years ended December 31, 2014, 2013 and 2012. At December 31, 2014, approximately $0.2 million of the above tax positions are expected to reverse during the next 12 months, all of which relates to state tax controversies expected to be settled on resolution of a state tax audit.

Note 22 — Regulatory Matters

Regulatory Capital

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that could have a material effect on the Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The Bank’s primary regulatory agency, the OCC, requires that the Bank maintain minimum ratios of tangible capital, which are shown in the following table.

December 31, 2014	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized

Basel I Ratios
Tier 1 leverage ratio	4.00%	5.00%
Tier 1 risk-based capital ratio	4.00%	6.00%
Total risk-based capital ratio	8.00%	10.00%

To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. The Bank is considered "well capitalized" at both December 31, 2014 and 2013. There have been no conditions or events that management believes have changed the Bank’s category.

The following table shows the regulatory capital ratios as of the dates indicated. These ratios are applicable to the Bank only.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014
Tangible capital (to tangible assets)	$1,167,422	12.43%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,167,422	12.43%	375,687	4.0%	469,609	5.0%
Tier 1 capital (to risk weighted assets)	1,167,422	22.54%	207,151	4.0%	310,727	6.0%
Total capital (to risk weighted assets)	1,234,958	23.85%	414,302	8.0%	517,878	10.0%
December 31, 2013
Tangible capital (to tangible assets)	$1,257,608	13.97%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,257,608	13.97%	360,196	4.0%	450,245	5.0%
Tier 1 capital (to risk weighted assets)	1,257,608	26.82%	187,542	4.0%	281,313	6.0%
Total capital (to risk weighted assets)	1,317,964	28.11%	375,084	8.0%	468,855	10.0%
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

Regulatory Developments

The Bank is currently subject to regulatory capital rules based on the framework established by the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision. Savings and loan holding companies are not subject to the Basel I capital requirements. In July 2013, the Federal Reserve Board and the FDIC promulgated interim final rules implementing Basel III, providing for a strengthened set of capital requirements, as well as a standardized risk-weighting approach. In October 2013, the OCC and Federal Reserve adopted a final rule consistent with Basel III that replaces their existing risk-based and leverage capital rules. The Bank and Bank Holding Company are subject to the capital requirements of the Basel III rules effective January 1, 2015.

The capital framework under the Basel III final rule will replace the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies. Effective on January 1, 2015 the final rules require the Bank and Holding Company to maintain Tier 1 capital of at least 6 percent of risk-weighted assets and off-balance sheet items, total capital (the sum of Tier 1 capital and Tier 2 capital) of at least 8 percent of risk-weighted assets and off-balance sheet items, and Tier 1 capital of at least 4 percent of adjusted quarterly average assets. In addition, the final rule implements a new common equity Tier 1 minimum capital requirement of at least 4.5 percent of risk-weighted assets.

In addition, the new regulations would subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization did not maintain a capital conservation buffer of common equity tier 1 capital in an amount greater than 2.5 percent of its total risk-weighted assets. The effect of the capital conservation buffer will be to increase the minimum common equity tier 1 capital ratio to 7.0 percent, the minimum tier 1 risk-based capital ratio to 8.5 percent and the minimum total risk-based capital ratio to 10.5 percent.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Under the increased capital standards established by the Dodd-Frank Act, bank holding companies are prohibited from including in their regulatory Tier 1 capital hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which the Company has used in the past as a tool for raising additional Tier 1 capital and otherwise improving its regulatory capital ratios. Although the Company may continue to include our existing trust preferred securities as Tier 1 capital, the prohibition on the use of these securities as Tier 1 capital going forward may limit the Company’s ability to raise capital in the future.

Note 23 — Legal Proceedings, Contingencies and Commitments

On at least a quarterly basis, the Company assesses the liabilities and loss contingencies in connection with pending or threatened legal and regulatory proceedings utilizing the latest information available. The Company establishes accruals for legal claims and regulatory matters when the Company believes it is probable that a loss may be incurred and that the amount of such loss can be reasonably estimated. Once established, litigation accruals are adjusted from time to time, as appropriate, in light of additional information.

Legal Proceedings

The Company and certain subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. On the basis of information currently available, advice of counsel, available insurance coverage, and established reserves, it is the opinion of management that the eventual outcome of the current actions against us will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. However, it is possible that the ultimate resolution of legal matters, if unfavorable, may be material to our consolidated financial condition, results of operations, or cash flows in a particular period.

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

On August 15, 2013, shareholder Kenneth Taylor filed a derivative action against several current and former members of the Company's board of directors and executive officers. The lawsuit requests unspecified monetary damages and purports to seek to remedy defendants’ alleged breaches of fiduciary duties and unjust enrichment from 2011 to present, focusing on the events leading up to the Company's February 24, 2012 settlement with the U.S. Department of Justice, as well as the settlement itself. On October 23, 2013, Joel Rosenfeld filed a second derivative action in the same court alleging similar claims based on the February 24, 2012 settlement, as well as Flagstar’s prior litigation with Assured Guaranty. The Court consolidated the matters and appointed Rosenfeld as lead plaintiff and Rosenfeld’s counsel and lead plaintiffs’ counsel. The plaintiffs then filed a consolidated complaint. The parties have been facilitating the matter and the litigation has been stayed while they do so. A parallel action was filed by Kenneth Taylor on January 24, 2014 in the Federal Court for the Eastern District of Michigan. The Taylor matter was also stayed by the court to allow the parties to facilitate.

In May 2012, the Bank and its subsidiary, Flagstar Reinsurance Company, were named as defendants in a putative class action lawsuit alleging a violation of Section 2607 of the Real Estate Settlement Procedures Act ("RESPA"). The Court granted summary judgment on June 26, 2014, and dismissed the case. Rather than proceed with an appeal, the parties have reached an agreement in principle to settle the matter. Management does not believe that the settlement amount will be material to the Company’s results of operations.

Consumer Financial Protection Bureau Settlement

On August 26, 2014, the Company disclosed that the Bank had commenced discussions with the Consumer Financial Protection Bureau ("CFPB"), related to alleged violations of federal consumer financial laws arising from the Bank’s loss mitigation practices and default servicing operations dating back to 2011. On September 29, 2014, the Bank reached a settlement with the CFPB pursuant to the CFPB Consent Order. The settlement required the Bank to pay $27.5 million to the CPFB for borrower remediation and $10.0 million in civil monetary penalties. The settlement did not involve any admission of wrongdoing on the part of the Company or its employees, directors, officers or agents.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

DOJ litigation settlement

Per the February 2012 DOJ Agreement, the Company is required to make future additional payments of approximately $118.0 million contingent upon the occurrence of certain future events. The Company elected the fair value option to account for this liability and uses a discounted cash flow model to measure fair value. The fair value of the DOJ liability was $81.6 million and $93.0 million using a discount rate of 8.7 percent and 9.9 percent at December 31, 2014 and 2013 respectively. The undiscounted amount of the DOJ liability remains at $118.0 million.

The DOJ Agreement does not have any effect on FHA insured loans in the Company's portfolio, including loans classified as loans repurchased with government guarantees as discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements, herein.

Litigation Accruals

As of December 31, 2014, the Company's total accrual for contingent liabilities was $86.3 million, which includes the fair value liability relating to the DOJ Agreement and other pending cases.

Commitments

A summary of the contractual amount of significant commitments is as follows.

	December 31,
	2014	2013
	(Dollars in thousands)
Commitments to extend credit
Mortgage loans (interest-rate lock commitments)	$2,171,890	$1,857,775
HELOC trust commitments	88,291	67,060
Other consumer commitments	7,326	7,430
Standby and commercial letters of credit	9,502	7,982
Other commercial commitments	444,880	296,713

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

The Company enters into mortgage interest-rate lock commitments with its customers. These commitments are considered to be derivative instruments and changes in the fair value of these commitments are recorded in the Consolidated Statements of Financial Condition as an other asset. Further discussion on derivative instruments is included in Note 12 of the Notes to the Consolidated Financial Statements, herein.

The Company has unfunded commitments under its contractual arrangement with the HELOC securitization trusts to fund future advances on the underlying HELOC. Refer to further discussion of this issue as presented in Note 8 of the Notes to the Consolidated Financial Statements, herein.

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

These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the Consolidated Statement of Financial Condition. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company's exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company utilizes the same credit policies in making commitments and conditional obligations as it does for balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition established in the contract.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation of the counter parties.

The Company maintains a reserve for letters of credit which is included in other liabilities, which represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The balances of $1.4 million and less than $0.1 million for December 31, 2014 and 2013, respectively, are reflected in other liabilities on the Consolidated Statements of Operations.

Note 24 — Fair Value Measurements

The Company utilizes fair value measurements to record certain assets and liabilities at fair value. A description of the valuation methodologies used for instruments measured at fair value is provided in Note1, above, of the Notes to the Consolidated Financial Statements, herein,

Valuation Hierarchy

U.S. GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements. The hierarchy is based on the transparency of the inputs used in the valuation process with the highest priority given to quoted prices available in active markets and the lowest priority to unobservable inputs where no active market exists, as discussed below.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value as of December 31, 2014 and 2013, by caption on the Consolidated Statements of Financial Condition and by the valuation hierarchy (as described above).

December 31, 2014	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Other investments	$—	$—	$100,000	$100,000
Investment securities available-for-sale
Agency	—	388,883	—	388,883
Agency-collateralized mortgage obligations	—	1,281,316	—	1,281,316
Municipal obligations	—	—	1,980	1,980
Loans held-for-sale
Residential first mortgage loans	—	1,196,216	—	1,196,216
Loans held-for-investment
Residential first mortgage loans	—	25,931	—	25,931
Second mortgage loans	—	—	53,117	53,117
HELOC loans	—	—	131,564	131,564
Mortgage servicing rights	—	—	257,827	257,827
Derivative assets
U.S. Treasury and agency futures/forwards	7,268	—	—	7,268
Forward agency and loan sales	—	154	—	154
Rate lock commitments	—	—	30,718	30,718
Agency forwards	2,371	—	—	2,371
Interest rate swaps	—	5,813	—	5,813
Total derivative assets	9,639	5,967	30,718	46,324
Total assets at fair value	$9,639	$2,898,313	$575,206	$3,483,158
Derivative liabilities
Forward agency and loan sales	$—	$(12,914)	$—	$(12,914)
Rate lock commitments	—	—	(83)	(83)
U.S. Treasury and agency futures/forwards	(783)	—	—	(783)
Interest rate swaps	—	(5,853)	—	(5,853)
Total derivative liabilities	(783)	(18,767)	(83)	(19,633)
Warrant liabilities	—	(6,317)	—	(6,317)
Long-term debt	—	—	(83,759)	(83,759)
DOJ settlement	—	—	(81,580)	(81,580)
Total liabilities at fair value	$(783)	$(25,084)	$(165,422)	$(191,289)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

December 31, 2013	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in thousands)
Investment securities available-for-sale
Agency	$422,844	$—	$—	$422,844
Agency-collateralized mortgage obligations	—	605,404	—	605,404
Municipal obligations	—	17,300	—	17,300
Loans held-for-sale
Residential first mortgage loans	—	1,140,507	—	1,140,507
Loans held-for-investment
Residential first mortgage loans	—	18,625	—	18,625
Second mortgage loans	—	—	64,685	64,685
HELOC loans	—	—	155,012	155,012
Mortgage servicing rights	—	—	284,678	284,678
Derivative assets
U.S. Treasury futures	1,221	—	—	1,221
Forward agency and loan sales	—	19,847	—	19,847
Rate lock commitments	—	—	10,329	10,329
Interest rate swaps	—	1,797	—	1,797
Total derivative assets	1,221	21,644	10,329	33,194
Total assets at fair value	$424,065	$1,803,480	$514,704	$2,742,249
Derivative liabilities
Agency forwards	$(1,665)	$—	$—	$(1,665)
Interest rate swaps	—	(1,797)	—	(1,797)
Total derivative liabilities	(1,665)	(1,797)	—	(3,462)
Warrant liabilities	—	(10,802)	—	(10,802)
Long-term debt	—	—	(105,813)	(105,813)
DOJ settlement	—	—	(93,000)	(93,000)
Total liabilities at fair value	$(1,665)	$(12,599)	$(198,813)	$(213,077)

The Company transferred $3.5 million of municipal obligation to Level 3 from Level 2 in the valuation hierarchy during the year ended December 31, 2014. The municipal obligation was historically priced using Level 2 inputs and was transferred into a Level 3 asset due to the obligation not being a readily marketable security. The Company had no other transfers during the year ended December 31, 2014.

The Company had no transfers of assets or liabilities recorded at fair value between fair value Levels during the year ended December 31, 2013.

A determination to classify a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable inputs to the overall fair value measurement. The Company manages the risk associated with the observable components of Level 3 financial instruments using securities and derivative positions that are classified within Level 1 or Level 2 of the valuation hierarchy. If the market for an instrument becomes more liquid or active and pricing models become available which allow for readily observable inputs, the Company will transfer the instruments from Level 3 to Level 2 valuation hierarchy. The assets and/or liabilities transferred are valued at the end of the period. Gains and losses in the tables do not reflect the effect of the Company's risk management activities related to such Level 3 instruments

Fair Value Measurements Using Significant Unobservable Inputs

The tables below include a roll forward of the Consolidated Statements of Financial Condition amounts for the years ended December 31, 2014, 2013 and 2012 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Year Ended December 31, 2014	Balance at Beginning of Year	Recorded in Earnings		Recorded in OCI	Purchases	Sales	Settlement	Transfers In (Out)	Balance at End of Year	Changes In Unrealized Held at End of Year
		Total Unrealized Gains/ (Losses)	Total Realized Gains/ (Losses)	Total Unrealized Gains/ (Losses)
	(Dollars in thousands)
Assets
Other investments	$—	$—	$—	$—	$100,000	$—	$—	$—	$100,000	$—
Investment securities AFS (1) (2) (3)
Municipal obligation	—	—	—	—	—	—	(1,531)	3,511	1,980	—
Loans held-for-investment
Second mortgage loans	64,685	1,812	1,617	—	—	—	(14,997)	—	53,117	1,890
HELOC loans	155,012	(2,501)	2,215	—	386	—	(23,548)	—	131,564	(26,047)
Mortgage servicing rights	284,678	(66,792)	—	—	271,459	(231,518)	—	—	257,827	(26,771)
Totals	$504,375	$(67,481)	$3,832	$—	$371,845	$(231,518)	$(40,076)	$3,511	$544,488	$(50,928)
Liabilities
Long-term debt	$(105,813)	$—	$(6,578)	$—	$—	$—	$28,632	$—	$(83,759)	$—
Litigation settlement	(93,000)	11,420	—	—	—	—	—	—	(81,580)	—
Totals	$(198,813)	$11,420	$(6,578)	$—	$—	$—	$28,632	$—	$(165,339)	$—
Derivative financial instruments (net)
Rate lock commitments	$10,329	$153,841	$—	$—	$273,409	$(353,982)	$(52,879)	$—	$30,718	$33,906
Totals	$10,329	$153,841	$—	$—	$273,409	$(353,982)	$(52,879)	$—	$30,718	$33,906
Year Ended December 31, 2013
Assets
Investment securities AFS (1)(2)
Mortgage securitization	$91,117	$—	$(8,789)	$871	$—	$(73,327)	$(9,872)	$—	$—	$—
Loans held-for-investment
Second mortgage loans	—	817	(6,362)	—	80,543	—	(10,313)	—	64,685	14,277
HELOC loans	—	(7,769)	10,816	—	170,727	—	(18,762)	—	155,012	15,073
Transferors' interest	7,103	(174)	45,708	—	—	(52,637)	—	—	—	—
Mortgage servicing rights	710,791	105,971	—	—	541,039	(973,803)	(99,320)	—	284,678	18,828
Totals	$809,011	$98,845	$41,373	$871	$792,309	$(1,099,767)	$(138,267)	$—	$504,375	$48,178
Liabilities
Long-term debt	$—	$—	$(6,168)	$—	$(119,980)	$—	$20,335	$—	$(105,813)	$—
Litigation settlement	(19,100)	(73,900)	—	—	—	—	—	—	(93,000)	—
Totals	$(19,100)	$(73,900)	$(6,168)	$—	$(119,980)	$—	$20,335	$—	$(198,813)	$—
Derivative financial instruments (net)
Rate lock commitments	86,200	—	(149,585)	—	376,749	(241,264)	(61,771)	—	10,329	(17,534)
Totals	86,200	—	(149,585)	—	376,749	(241,264)	(61,771)	—	10,329	(17,534)
Year Ended December 31, 2012
Assets
Investment securities AFS (1)(2)
Non-agency CMOs	$254,928	$(2,192)	$330	$17,160	$—	$(249,246)	$(20,980)	$—	$—	$—
Mortgage securitization	110,328	—	—	2,768	—	(21,979)	—	—	91,117	2,768
Loans held-for-investment
Transferors' interest	9,594	61	(2,552)	—	—	—	—	—	7,103	—
Mortgage servicing rights	510,475	(195,821)	—	—	535,875	(139,738)	—	—	710,791	10,900
Totals	$885,325	$(197,952)	$(2,222)	$19,928	$535,875	$(410,963)	$(20,980)	$—	$809,011	$13,668
Liabilities
Litigation settlement	$(18,300)	$(800)	$—	$—	$—	$—	$—	$—	$(19,100)	$—
Derivative financial instruments (net)
Rate lock commitments	70,965	—	530,431	—	920,512	(1,092,117)	(343,591)	—	86,200	84,031
Totals	70,965	—	530,431	—	920,512	(1,092,117)	(343,591)	—	86,200	84,031

(1)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in noninterest income.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of December 31, 2014 and 2013.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2014	(Dollars in thousands)
Assets
Loans held-for-investment
Second mortgage loans	$53,117	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average	7.2% - 10.8% (9.0%) 11.3% - 17.0% (14.2%) 2.4% - 3.6% (3.0%)
FSTAR 2005-1 HELOC loans	$62,885	Discounted cash flows	Required internal rate of return (leveraged) Weighted average life (CPR) Remaining lifetime collateral loss % Remaining lifetime collateral loss severity	8.0% - 12.0% (10.0%) 7.4% - 11.1% (9.3%) 5.5% - 8.3% (6.9%) 57.5% - 86.3% (71.9%)
FSTAR 2006-2 HELOC loans	$68,679	Discounted cash flows	Required internal rate of return (leveraged) Weighted average life (CPR) Remaining lifetime collateral loss % Remaining lifetime collateral loss severity	8.0% - 12.0% (10.0%) 7.1% - 10.6% (8.8%) 7.6% - 11.4% (9.5%) 62.5% - 93.8% (78.2%)
Mortgage servicing rights	$257,827	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	7.1% - 10.7% (8.9%) 12.2% - 17.1% (15.0%) 59.6% - 89.4% (74.5%)
Derivative financial instruments
Rate lock commitments	$30,718	Consensus pricing	Origination pull-through rate	66.2% - 99.3% (82.7%)
Liabilities
FSTAR 2005-1 Long-term debt	$(41,938)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Weighted average life	5.6% - 8.4% (7.0%) 24.0% - 36.0% (30.0%) 0.2 - 0.3 (0.2)
FSTAR 2006-2 Long-term debt	$(41,821)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Weighted average life	7.2% - 10.8% (9.0%) 8.0% - 12.0% (10.0%) 0.7 - 1.1 (0.9)
DOJ litigation settlement	$(81,580)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2013	(Dollars in thousands)
Assets
Loans held-for-investment
Second mortgage loans	$64,685	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average	7.1% - 10.7% (8.9%) 10.5% - 15.7% (13.1%) 2.2% - 3.2% (2.7%)
FSTAR 2005-1 HELOC loans	$78,009	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	5.6% - 8.4% (7.0%) 12.8% - 19.2% (16.0%) 11.6% - 17.4% (14.5%) 80.0% - 120.0% (100.0%)
FSTAR 2006-2 HELOC loans	$77,003	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	7.2% - 10.8% (9.0%) 9.6% - 14.4% (12.0%) 39.9% - 59.8% (49.9%) 80.0% - 120.0% (100.0%)
Mortgage servicing rights	$284,678	Discounted cash flows	Origination adjusted spread Constant prepayment rate Weighted average cost to service per loan	5.9% - 8.9% (7.7%) 9.7% - 14.0% (11.9%) 59.1% - 88.6% (73.8%)
Derivative financial instruments
Rate lock commitments	$10,329	Consensus pricing	Origination pull-through rate	65.9% - 98.8% (82.3%)
Liabilities
FSTAR 2005-1 Long-term debt	$(55,172)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	5.6% - 8.4% (7.0%) 12.8% - 19.2% (16.0%) 11.6% - 17.4% (14.5%) 80.0% - 120.0% (100.0%)
FSTAR 2006-2 Long-term debt	$(50,641)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Cumulative loss rate Loss severity	7.2% - 10.8% (9.0%) 9.6% - 14.4% (12.0%) 39.9% - 59.8% (49.9%) 80.0% - 120.0% (100.0%)
DOJ litigation settlement	$(93,000)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

Recurring Significant Unobservable Inputs

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

The significant unobservable inputs used in the fair value measurement of the HELOC securitization trusts are internal rates of return, discount rates, prepayment rates, loss rates and loss severity. For the assets, increases (decreases) in the internal rate of return in isolation would result in a lower (higher) fair value measurement; increases (decreases) in prepay rates in isolation would result in a higher (lower) fair value measurement; while increases (decreases) in defaults and loss severities in isolation would result in a lower (higher) fair value. For the liabilities, increases (decreases) in the discount rate in isolation would result in a lower (higher) fair value measurement; increases (decreases) in prepayment rates in isolation results in a shorter (longer) weighted average life and ultimately a higher (lower) fair value measurement.

The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates and cost to service. Significant increases (decreases) in all the assumptions in isolation would result in a significantly lower (higher) fair value measurement. The fair value of MSRs is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The Company

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

obtains third-party valuations of its MSRs on a quarterly basis to assess the reasonableness of the fair value calculated by the valuation model. In certain circumstances, based on the probability of the completion of a sale of MSRs pursuant to a bona-fide purchase offer, the Company considers the bid price of that offer and identifiable transaction costs in comparison to the calculated fair value and may adjust the estimate of fair value to reflect the terms of the pending transaction.

The key economic assumptions used in determining the fair value of those MSRs capitalized during the years ended December 31, 2014, 2013 and 2012 were as follows.

	For the Years Ended December 31,
	2014	2013	2012
Weighted-average life (in years)	7.8	6.1	6.1
Weighted-average constant prepayment rate	12.3%	13.8%	14.8%
Weighted-average discount rate	11.7%	8.5%	7.1%

The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows.

	December 31,
	2014	2013	2012
Weighted-average life (in years)	6.6	7.3	5.3
Weighted-average constant prepayment rate	15.0%	11.9%	17.3%
Weighted-average discount rate	10.9%	10.2%	7.0%

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

The significant unobservable inputs used in the fair value measurement of the DOJ litigation settlement are future balance sheet and growth rate projections for overall asset growth, MSR growth, peer group return on assets and return on assets improvement. The current assumptions are based on management's approved, strategic performance targets beyond the current strategic modeling horizon (2015). The Bank's target asset growth rate post 2015 is based off of growth in the balance sheet. Significant increases (decreases) in the bank's growth rate in isolation could result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the bank's MSR growth rate in isolation could result in a marginally lower (higher) fair value measurement. Significant increases (decreases) in the peer group's return on assets improvement in isolation could result in a marginally higher (lower) fair value measurement. Significant increases (decreases) in the bank's return on assets improvement in isolation could result in a marginally higher (lower) fair value measurement.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.

Level 3
(Dollars in thousands)
December 31, 2014
Impaired loans held-for-investment (1)
Residential first mortgage loans	$74,153
Repossessed assets (2)	18,693
Total	$92,846
December 31, 2013
Impaired loans held-for-investment (1)
Residential first mortgage loans	$68,252
Commercial real estate loans	1,500
Total impaired loans held-for-investment	69,752
Repossessed assets (2)	36,636
Total	$106,388

(1)
The Company recorded $48.8 million, $155.0 million and $208.1 million in fair value losses on impaired loans (included in provision for loan losses on the Consolidated Statements of Operations) during the years ended December 31, 2014, 2013 and 2012, respectively.

(2)
The Company recorded $4.1 million, $9.7 million and $11.4 million in losses related to write downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net gains of $5.2 million, $25.9 million and $11.2 million on sales of repossessed assets (both write downs and net gains/losses are included in assets resolution expense on the Consolidated Statements of Operations) during the years ended December 31, 2014, 2013 and 2012, respectively.

The following tables present the quantitative information about non-recurring Level 3 fair value financial instruments and the fair value measurements as of December 31, 2014.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
December 31, 2014	(Dollars in thousands)
Impaired loans held-for-investment
Residential first mortgage loans	$74,153	Fair value of collateral	Loss severity discount	35% - 47% (36.9%)
Repossessed assets	$18,693	Fair value of collateral	Loss severity discount	6.7% - 100% (45.4%)

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
December 31, 2013	(Dollars in thousands)
Impaired loans held-for-investment
Residential first mortgage loans	$68,252	Fair value of collateral	Loss severity discount	40% - 50% (44.9%)
Commercial real estate loans	$1,500	Fair value of collateral	Loss severity discount	35% - 40% (39.6%)
Repossessed assets	$36,636	Fair value of collateral	Loss severity discount	5.9% - 100% (45.3%)

Non-Recurring Significant Unobservable Inputs

The significant unobservable inputs used in the fair value measurement of the impaired loans and repossessed assets are appraisals or other third party price opinions which incorporate measures such as recent sales prices for comparable properties.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value or cost.

	December 31, 2014
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$136,014	$136,014	$136,014	$—	$—
Other investments	100,000	$100,000	—	—	100,000
Investment securities available-for-sale	1,672,179	1,672,179	—	1,670,199	1,980
Loans held-for-sale	1,243,792	1,196,216	—	1,196,216	—
Loans repurchased with government guarantees	1,128,359	1,094,232	—	1,094,232	—
Loans held-for-investment, net	4,150,554	3,998,368	—	25,931	3,972,437
Repossessed assets	18,693	18,693	—	—	18,693
Federal Home Loan Bank stock	155,443	155,443	155,443	—	—
Mortgage servicing rights	257,827	257,827	—	—	257,827
Derivative Financial Instruments
Customer initiated derivative interest rate swaps	5,813	5,813	—	5,813	—
U.S. Treasury futures	7,268	7,268	7,268	—	—
Forward agency and loan sales	154	154	—	154	—
Rate lock commitments	30,718	30,718	—	—	30,718
Agency forwards	2,371	2,371	2,371	—	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(4,564,573)	(4,291,208)	—	(4,291,208)	—
Certificates of deposit	(812,545)	(816,254)	—	(816,254)	—
Government deposits	(917,943)	(883,529)	—	(883,529)	—
Wholesale deposit	(247)	(226)	—	(226)	—
Company controlled deposits	(773,298)	(770,103)	—	(770,103)	—
Federal Home Loan Bank advances	(514,000)	(513,770)	(513,770)	—	—
Long-term debt	(331,194)	(171,855)	—	(88,096)	(83,759)
Warrant liabilities	(6,317)	(6,317)	—	(6,317)	—
Litigation settlement	(81,580)	(81,580)	—	—	(81,580)
Derivative Financial Instruments
Customer initiated derivative interest rate swaps	(5,853)	(5,853)	—	(5,853)	—
U.S. Treasury futures	(783)	(783)	(783)	—	—
Forward agency and loan sales	(12,914)	(12,914)	—	(12,914)	—
Rate lock commitments	(83)	(83)	—	—	(83)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	December 31, 2013
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Instruments
Assets
Cash and cash equivalents	$280,505	$280,505	$280,505	$—	$—
Investment securities available-for-sale	1,045,548	1,045,548	1,028,248	17,300	—
Loans held-for-sale	1,480,418	1,469,820	—	1,469,820	—
Loans repurchased with government guarantees	1,308,073	1,247,182	—	1,247,182	—
Loans held-for-investment, net	3,848,756	3,653,292	—	18,625	3,634,667
Repossessed assets	36,636	36,636	—	—	36,636
Federal Home Loan Bank stock	209,737	209,737	209,737	—	—
Mortgage servicing rights	284,678	284,678	—	—	284,678
Derivative Financial Instruments
Customer initiated derivative interest rate swaps	1,797	1,797	—	1,797	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(3,919,937)	(3,778,890)	—	(3,778,890)	—
Certificates of deposit	(1,026,129)	(1,034,599)	—	(1,034,599)	—
Government deposits	(602,398)	(596,778)	—	(596,778)	—
Wholesale deposit	(8,717)	(8,716)	—	(8,716)	—
Company controlled deposits	(583,145)	(577,662)	—	(577,662)	—
Federal Home Loan Bank advances	(988,000)	(988,102)	(988,102)	—	—
Long-term debt	(353,248)	(202,887)	—	(97,074)	(105,813)
Warrant liabilities	(10,802)	(10,802)	—	(10,802)	—
Litigation settlement	(93,000)	(93,000)	—	—	(93,000)
Derivative Financial Instruments
Customer initiated derivative interest rate swaps	(1,797)	(1,797)	—	(1,797)	—
Forward agency and loan sales	19,847	19,847	—	19,847	—
Rate lock commitments	10,329	10,329	—	—	10,329
U.S. Treasury and agency futures/forwards	(444)	(444)	(444)	—	—

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

Federal Home Loan Bank stock. No secondary market exists for Federal Home Loan Bank stock. The stock is bought and sold at par by the Federal Home Loan Bank. Management believes that the recorded value equals the fair value.

Deposit accounts. The fair value of demand deposits and savings accounts approximates the carrying amount. The fair value

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

Fair Value Option

The Company elected the fair value option for certain items as discussed throughout the Notes above of the Notes to the Consolidated Financial Statements, herein, to mitigate a divergence between accounting losses and economic exposure.

The following table reflects the change in fair value included in earnings (and the account recorded in) for the assets and liabilities for which the fair value option has been elected.

	For the Years Ended December 31,
	2014	2013	2012
Assets	(Dollars in thousands)
Loans held-for-sale
Net gain on loan sales	$401,313	$200,639	$784,760
Loans held-for-investment
Interest income on loans	—	(779)	(637)
Other noninterest income	43,950	29,175	—
Liabilities
Long-term debt
Other noninterest income	$22,058	$5,117	$—
Litigation settlement
Other noninterest expense	11,420	(73,900)	(930)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of December 31, 2014, 2013 and 2012 for assets and liabilities for which the fair value option has been elected.

	December 31, 2014			December 31, 2013			December 31, 2012
	(Dollars in thousands)
	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) UPB
Assets
Nonaccrual loans
Loans held-for-sale	$—	$—	$—	$—	$—	$—	$222	$240	$18
Loans held-for-investment	10,757	4,487	(6,270)	10,764	4,014	(6,750)	2,021	2,064	43
Total nonaccrual loans	$10,757	$4,487	(6,270)	$10,764	$4,014	$(6,750)	$2,243	$2,304	$61
Other performing loans
Loans held-for-sale	$1,144,320	$1,196,216	$51,896	$1,109,517	$1,140,507	$30,990	$2,734,756	$2,865,456	$130,700
Loans held-for-investment	224,934	206,125	(18,809)	257,665	234,308	(23,357)	17,589	18,155	566
Total other performing loans	$1,369,254	$1,402,341	$33,087	$1,367,182	$1,374,815	$7,633	$2,752,345	$2,883,611	$131,266
Total loans
Loans held-for-sale	$1,144,320	$1,196,216	$51,896	$1,109,517	$1,140,507	$30,990	$2,734,978	$2,865,696	$130,718
Loans held-for-investment	235,691	210,612	(25,079)	268,429	238,322	(30,107)	19,610	20,219	609
Total loans	$1,380,011	$1,406,828	$26,817	$1,377,946	$1,378,829	$883	$2,754,588	$2,885,915	$131,327
Liabilities
Long-term debt	$(87,867)	$(83,759)	$4,108	$(116,504)	$(105,813)	$10,691	$—	$—	$—
Litigation settlement	N/A (1)	(81,580)	N/A (1)	N/A (1)	(93,000)	N/A (1)	N/A (1)	(19,100)	N/A (1)

(1)
Remaining principal outstanding is not applicable to the litigation settlement because it does not obligate the Company to return a stated amount of principal at maturity, but instead return $118.0 million based upon performance on the underlying terms in the Agreement.

Note 25 — Segment Information

The Company’s operations are conducted through four operating segments: Mortgage Originations, Mortgage Servicing, Community Banking and Other, which includes the remaining reported activities. Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The operating segments have been determined based on the products and services offered and reflect the manner in which financial information is currently evaluated by management. Each segment operates under the same banking charter, but is reported on a segmented basis for this report. Each of the operating segments is complementary to each other and because of the interrelationships of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Certain prior period amounts have been reclassified to conform to current year presentation.

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

The Mortgage Servicing segment services and subservices mortgage loans, on a fee basis, for others. Also, the Mortgage Servicing segment services, on a fee basis, residential mortgages held-for-investment by the Community Banking

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

segment and mortgage servicing rights held by the Other segment. The Mortgage Servicing segment may also collect ancillary fees, such as late fees and earn income through the use of noninterest bearing escrows.

The Community Banking segment originates loans, provides deposits and fee based services to consumer, business and mortgage lending customers through its Branch Banking, Business and Commercial Banking, Government Banking, Warehouse Lending and Held-for-Investment Portfolio groups. Products offered through these teams include checking accounts, savings accounts, money market accounts, certificates of deposit, other services, consumer loans, commercial loans and warehouse lines of credit. Other financial services available to consumer and commercial customers include lines of credit, revolving credit, customized treasury management solutions, equipment leasing, inventory and accounts receivable lending and capital markets services such as interest rate risk protection products.

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

The following tables present financial information by business segment for the periods indicated.

	Year Ended December 31, 2014
	Mortgage Originations	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$58,180	$20,873	$149,586	$17,651	$246,290
Net gain on loan sales	208,975	—	(3,181)	9	205,803
Representation and warranty provision	(10,562)	551	—	—	(10,011)
Other noninterest income	57,834	57,734	22,096	27,609	165,273
Total net interest income and noninterest income	314,427	79,158	168,501	45,269	607,355
Provision for loan losses	—	—	(131,553)	—	(131,553)
Asset resolution	(56)	(52,789)	(3,641)	—	(56,486)
Depreciation and amortization expense	(1,191)	(6,293)	(5,066)	(11,586)	(24,136)
Other noninterest expense	(206,917)	(121,407)	(158,489)	(11,811)	(498,624)
Total noninterest expense	(208,164)	(180,489)	(298,749)	(23,397)	(710,799)
Income (loss) before federal income taxes	106,263	(101,331)	(130,248)	21,872	(103,444)
Benefit for federal income taxes	—	—	—	33,979	33,979
Net income (loss)	$106,263	$(101,331)	$(130,248)	$55,851	$(69,465)
Intersegment revenue	$9,022	$17,725	$(2,972)	$(23,775)	$—

Average balances
Loans held-for-sale	$1,471,257	$20,077	$62,409	$—	$1,553,743
Loans repurchased with government guarantees	—	1,215,516	—	—	1,215,516
Loans held-for-investment	537	—	4,121,036	—	4,121,573
Total assets	1,630,184	1,349,230	3,943,106	2,963,867	9,886,387
Interest-bearing deposits	—	—	5,593,349	—	5,593,349

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2013
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$75,774	$38,031	$159,859	$(87,013)	$186,651
Net gain on loan sales	419,342	(17,606)	457	—	402,193
Representation and warranty provision	—	(36,116)	—	—	(36,116)
Other noninterest income	94,200	61,733	27,397	102,936	286,266
Total net interest income and noninterest income	589,316	46,042	187,713	15,923	838,994
Provision for loan losses	—	—	(70,142)	—	(70,142)
Asset resolution	(168)	(61,374)	9,501	8	(52,033)
Depreciation and amortization expense	(698)	(6,431)	(4,036)	—	(11,165)
Other noninterest expense	(402,793)	(60,926)	(185,608)	(205,590)	(854,917)
Total noninterest expense	(403,659)	(128,731)	(250,285)	(205,582)	(988,257)
Income (loss) before federal income taxes	185,657	(82,689)	(62,572)	(189,659)	(149,263)
Benefit for federal income taxes	—	—	—	416,250	416,250
Net income (loss)	$185,657	$(82,689)	$(62,572)	$226,591	$266,987
Intersegment revenue	$4,505	$51,198	$3,354	$(59,057)	$—

Average balances
Loans held-for-sale	$2,312,129	$49,517	$186,764	$—	$2,548,410
Loans repurchased with government guarantees	—	1,476,801	—	—	1,476,801
Loans held-for-investment	—	—	4,407,177	3,617	4,410,794
Total assets	2,442,375	1,711,147	4,509,497	3,891,897	12,554,916
Interest-bearing deposits	—	—	6,168,679	7,185	6,175,864

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2012
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in thousands)
Net interest income (loss)	$99,850	$47,440	$208,209	$(58,268)	$297,231
Net gain on loan sales	1,014,586	(24,410)	722	—	990,898
Representation and warranty provision	—	(256,289)	—	—	(256,289)
Other noninterest income	124,458	230,642	25,292	(93,759)	286,633
Total net interest income and noninterest income	1,238,894	(2,617)	234,223	(152,027)	1,318,473
Provision for loan losses	—	—	(276,047)	—	(276,047)
Asset resolution	700	(86,761)	(5,257)	(31)	(91,349)
Depreciation and amortization expense	(399)	(5,859)	(3,759)	—	(10,017)
Other noninterest expense	(812,259)	180,289	(205,841)	(50,518)	(888,329)
Total noninterest expense	(811,958)	87,669	(490,904)	(50,549)	(1,265,742)
Income (loss) before federal income taxes	426,936	85,052	(256,681)	(202,576)	52,731
Benefit for federal income taxes	—	—	—	15,645	15,645
Net income (loss)	$426,936	$85,052	$(256,681)	$(186,931)	$68,376
Intersegment revenue	$16,109	$25,735	$(9,229)	$(32,615)	$—

Average balances
Loans held-for-sale	$3,075,284	$92,501	$3,406	$—	$3,171,191
Loans repurchased with government guarantees	—	2,018,079	—	—	2,018,079
Loans held-for-investment	241	—	6,511,455	8,364	6,520,060
Total assets	3,135,077	2,376,169	6,483,269	2,732,255	14,726,770
Interest-bearing deposits	—	—	6,606,246	233,083	6,839,329

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 26 — Holding Company Only Financial Statements

The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Financial Condition
(Dollars in thousands)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$45,726	$49,628
Investment in subsidiaries (1)	1,570,670	1,618,207
Other assets	43,225	40,618
Total assets	$1,659,621	$1,708,453
Liabilities and Stockholders’ Equity
Liabilities
Long term debt	$247,435	$247,435
Total interest paying liabilities	247,435	247,435
Other liabilities	39,365	35,144
Total liabilities	286,800	282,579
Stockholders’ Equity
Preferred Stock	266,657	266,174
Common stock	563	561
Additional paid in capital	1,482,465	1,479,265
Accumulated other comprehensive income (loss)	8,380	(4,831)
Accumulated deficit	(385,244)	(315,295)
Total stockholders’ equity	1,372,821	1,425,874
Total liabilities and stockholders’ equity	$1,659,621	$1,708,453

(1)	Includes unconsolidated trusts.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Operations
(Dollars in thousands)

	For the Years Ended December 31,
	2014	2013 (1)	2012 (1)
Income
Interest	$228	$276	$482
Total	228	276	482
Expenses
Interest	6,730	6,620	6,894
General and administrative	5,682	9,108	20,619
Total	12,412	15,728	27,513
(Loss) income before undistributed loss of subsidiaries	(12,184)	(15,452)	(27,031)
(Loss) income equity in undistributed of subsidiaries	(63,042)	246,723	95,390
(Loss) income before income taxes	(75,226)	231,271	68,359
Benefit for income taxes	5,761	35,716	17
Net (loss) income	(69,465)	266,987	68,376
Preferred stock dividends/accretion	(483)	(5,784)	(5,658)
Net (loss) income applicable to common stock	(69,948)	261,203	62,718
Other comprehensive income (loss) (2)	13,211	(3,173)	6,161
Comprehensive (loss) income	$(56,737)	$258,030	$68,879

(1)	Certain amounts within the financial statements have been restated to conform to current presentation

(2)	See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net (loss) income	$(69,465)	$266,987	$68,376
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in losses (income) of subsidiaries	63,042	(246,723)	(95,390)
Stock-based compensation	3,203	2,698	5,109
Change in other assets	(2,607)	(35,613)	(2,590)
Provision for deferred tax benefit	2	5	2,567
Change in other liabilities	4,220	6,178	18,538
Net cash used in operating activities	(1,605)	(6,468)	(3,390)
Investing Activities
Net change in investment in subsidiaries	(2,297)	(456)	(5,145)
Net cash (used) provided in investment activities	(2,297)	(456)	(5,145)
Financing Activities
Dividends paid on preferred stock	—	—	—
Net cash provided financing activities	—	—	—
Net decrease in cash and cash equivalents	(3,902)	(6,924)	(8,535)
Cash and cash equivalents, beginning of year	49,628	56,552	65,087
Cash and cash equivalents, end of year	$45,726	$49,628	$56,552

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 27 — Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in 2014, 2013 and 2012.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Interest income	$66,351	$71,913	$75,094	$72,203
Interest expense	8,150	9,488	10,731	10,901
Net interest income	58,201	62,425	64,363	61,302
Provision for loan losses	112,321	6,150	8,097	4,986
Net interest income after provision for loan losses	(54,120)	56,275	56,266	56,316
Loan administration income	7,033	6,196	5,599	5,478
Net gain on loan sales	45,342	54,756	52,175	53,528
Net return on the mortgage servicing assets	16,135	4,994	1,346	1,607
Representation and warranty provision	1,672	(5,226)	(12,538)	6,080
Other noninterest income	4,771	41,764	38,606	31,748
Noninterest expense	(139,252)	(121,353)	(179,389)	(139,253)
(Loss) income before income tax	(118,419)	37,406	(37,935)	15,504
Provision (benefit) for income taxes	(39,996)	11,892	(10,303)	4,428
Net (loss) income	(78,423)	25,514	(27,632)	11,076
Preferred stock dividends/accretion	(483)	—	—	—
Net (loss) income applicable to common stock	$(78,906)	$25,514	$(27,632)	$11,076
Basic (loss) income per share	$(1.51)	$0.33	$(0.61)	$0.07
Diluted (loss) income per share	$(1.51)	$0.33	$(0.61)	$0.07

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Interest income	$94,990	$85,058	$78,807	$71,833
Interest expense	39,321	37,962	36,122	30,630
Net interest income	55,669	47,096	42,685	41,203
Provision for loan losses	20,415	31,563	4,053	14,112
Net interest income after provision for loan losses	35,254	15,533	38,632	27,091
Loan administration income	767	530	1,454	3,284
Net gain on loan sales	137,540	144,791	75,073	44,790
Net return on the mortgage servicing assets	15,370	31,363	27,217	16,659
Representation and warranty provision	(17,395)	(28,940)	(5,205)	15,424
Other noninterest income	48,661	72,215	35,757	32,989
Noninterest expense	(196,590)	(174,397)	(158,436)	(388,693)
Income (loss) before income tax	23,607	61,095	14,492	(248,456)
(Benefit) provision for income taxes	—	(6,108)	220	(410,362)
Net income	23,607	67,203	14,272	161,906
Preferred stock dividends/accretion	(1,438)	(1,449)	(1,449)	(1,449)
Net income applicable to common stock	$22,169	$65,754	$12,823	$160,457
Basic income per share	$0.33	$1.11	$0.16	$2.79
Diluted income per share	$0.33	$1.10	$0.16	$2.77

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Interest income	$122,891	$122,923	$119,742	$115,415
Interest expense	48,158	47,445	46,663	41,474
Net interest income	74,733	75,478	73,079	73,941
Provision for loan losses	114,673	58,428	52,595	50,351
Net (expense) interest income after provision for loan losses	(39,940)	17,050	20,484	23,590
Loan administration income	1,379	12	(1,041)	(1,147)
Net gain on loan sales	204,853	212,666	334,427	238,953
Net return on the mortgage servicing assets	35,189	24,017	10,808	18,470
Representation and warranty provision	(60,538)	(46,028)	(124,492)	(25,231)
Other noninterest income	40,494	49,667	54,035	54,750
Noninterest expense	(188,746)	(169,497)	(233,491)	(397,962)
(Loss) income before income tax	(7,309)	87,887	60,730	(88,577)
Provision (benefit) for income taxes	—	500	(20,380)	4,235
Net (loss) income	(7,309)	87,387	81,110	(92,812)
Preferred stock dividends/accretion	(1,407)	(1,417)	(1,417)	(1,417)
Net (loss) income available to common stockholders	$(8,716)	$85,970	$79,693	$(94,229)
Basic (loss) income per share	$(0.22)	$1.48	$1.37	$(1.75)
Diluted (loss) income per share	$(0.22)	$1.47	$1.36	$(1.75)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following tables represents the restated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, the six months ended June 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013.

	As Restated
	For the Three Months Ended March 31,		For the Six Months Ended June 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Operating Activities
Net (loss) income	$(78,423)	$23,607	$(52,909)	$90,810	$(80,541)	$105,082
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for loan losses	112,321	20,415	118,471	51,978	126,567	56,030
Representation and warranty provision	(1,672)	17,395	3,554	46,336	16,092	51,541
Depreciation and amortization	5,627	5,404	11,476	11,298	17,761	17,200
Deferred income taxes	(36,711)	—	(20,536)	—	(34,894)	—
Changes in fair value of MSRs, DOJ liability and long-term debt	11,916	(11,422)	11,860	27,545	29,117	21,549
Premium, change in fair value, and other non-cash changes of loans	(136,170)	(238,015)	(377,903)	(494,379)	(636,020)	(725,103)
Stock-based compensation expense	195	—	1,057	—	1,692	—
Net gain on loan and asset sales	(48,439)	(144,574)	(106,724)	(294,748)	(166,680)	(374,153)
Other than temporary impairment losses on investment securities available-for-sale	—	—	—	8,789	—	8,789
Net (gain) loss on transferors' interest	—	—	—	(45,534)	—	(45,534)
Net change in:
Proceeds from sales of loans held-for-sale	3,032,810	12,923,047	7,322,947	25,174,589	12,610,237	33,604,525
Origination and repurchase of loans held-for-sale, net of principal repayments	(4,630,407)	(11,989,413)	(10,491,780)	(23,232,489)	(17,648,417)	(30,946,494)
Repurchase of loans with government guarantees, net of claims and principal repayments received	(56,067)	(44,943)	(73,247)	(93,383)	(114,520)	(76,244)
(Increase) decrease in accrued interest receivable	(3,183)	10,936	(9,480)	25,342	(12,284)	42,680
Net proceeds from sales of trading securities	—	—	—	120,122	—	120,122
(Increase) decrease in other assets, excludes purchase of other investments	14,402	60,180	(17,209)	(74,640)	(82,188)	(73,568)
Net charge-offs in representation and warranty reserve	(5,557)	(31,213)	(10,517)	(65,206)	(18,241)	(85,129)
Increase (decrease) in other liabilities	(42,189)	(32,653)	9,691	(167,494)	33,008	(244,684)
Net cash (used in) provided by operating activities	$(1,861,547)	$568,751	$(3,681,249)	$1,088,936	$(5,959,311)	$1,456,609
Investing Activities
Proceeds from sale of investment securities available-for-sale including loans that have been securitized	1,908,949	—	4,167,673	—	6,532,039	—
Collection of principal on investment securities available-for-sale	30,918	15,378	69,416	28,409	117,926	45,769
Purchase of investment securities available-for-sale and other	(205,554)	—	(669,376)	(20,000)	(755,408)	(436,585)
Proceeds received from the sale of held-for-investment loans	35,100	927,682	35,100	1,029,382	62,401	1,434,400
Principal repayments of loans held-for-investment, net of originations	(312,602)	600,117	(678,711)	681,713	(623,128)	941,353
Proceeds from the disposition of repossessed assets	10,004	27,285	21,179	59,499	29,812	83,139
Acquisitions of premises and equipment, net of proceeds	(7,786)	(9,379)	(16,062)	(19,733)	(26,279)	(27,067)
Proceeds from the sale of mortgage servicing rights	11,727	106,028	103,504	266,601	167,870	301,804
Net cash provided by investing activities	$1,470,756	$1,667,111	$3,032,723	$2,025,871	$5,505,233	$2,342,813

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	As Restated
	For the Three Months Ended March 31,		For the Six Months Ended June 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Financing Activities
Net increase (decrease) in deposit accounts	$169,975	$(447,004)	$503,583	$(824,228)	$1,094,071	$(1,645,010)
Proceeds from increases in Federal Home Loan Bank Advances	4,332,000	2,707,000	10,109,996	2,707,000	13,633,000	2,707,000
Repayment of Federal Home Loan Bank advances	(4,195,000)	(2,987,000)	(10,066,290)	(2,987,000)	(14,471,000)	(2,979,402)
Repayment of trust preferred securities and long-term debt	(5,427)	—	(11,178)	—	(18,980)	(12,165)
Net receipt (disbursement) of payments of loans serviced for others	24,895	(234,846)	30,992	(279,085)	38,866	(282,968)
Net receipt of escrow payments	3,040	3,881	3,453	20,156	4,456	11,440
Net cash provided by (used in) financing activities	$329,483	$(957,969)	$570,556	$(1,363,157)	$280,413	$(2,201,105)
Net (decrease) increase in cash and cash equivalents	(61,308)	1,277,893	(77,970)	1,751,650	(173,665)	1,598,317
Beginning cash and cash equivalents	280,505	952,793	280,505	952,793	280,505	952,793
Ending cash and cash equivalents	$219,197	$2,230,686	$202,535	$2,704,443	$106,840	$2,551,110
Supplemental disclosure of cash flow information
Interest paid on deposits and other borrowings	$6,409	$37,368	$14,010	$74,032	$23,082	$109,158
Income tax (refund) payments	$3	$6,241	$3	$6,254	$(1,457)	$6,257
Non-cash reclassification of loans originated HFI to loans HFS	$308,349	$281,040	$313,816	$361,503	$384,329	$542,822
Non-cash reclassification of mortgage loans originated HFS to HFI	$4,628	$62,774	$6,796	$65,299	$15,425	$53,208
Non-cash reclassification of mortgage loans HFS to AFS securities	$1,889,129	$—	$4,120,382	$—	$6,233,914	$—
Mortgage servicing rights resulting from sale or securitization of loans	$51,043	$51,043	$119,494	$237,106	$198,051	$323,216
Recharacterization of investment securities AFS to loans HFI	$—	$—	$—	$91,117	$—	$91,117
Reconsolidation of HELOC's of variable interest entities (VIEs)	$—	$—	$—	$170,727	$—	$170,727
Reconsolidation of long-term debt of VIEs	$—	$—	$—	$119,580	$—	$119,580

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Restatement

During the course of compiling the 2014 Consolidated Statements of Cash Flows utilizing an enhanced preparation and control process, the Company self-identified the need to reclassify certain operating, financing and investing activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2013, the three months ended March 31, 2014 and 2013, the six months ended June 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013. On March 10, 2015 our audit committee concluded that our audited consolidated financial statements for the year ended December 31, 2013 should be restated, and that since this Form 10-K would be available shortly thereafter, the useful presentation, for readers of the Company’s financial statements, would be to restate the 2013 financial statements in this report. We concluded that this resulted in a material weakness in our internal control over financial reporting. Specifically, the controls over the completeness and accuracy of data and the review of the classification and presentation of cash flows for certain non-routine activities were not designed effectively.

We have implemented and enhanced certain controls and procedures affecting our internal control over financial reporting as they relate to the matter identified above. Specifically, we instituted the following:

•
We implemented enhanced controls to ensure completeness and accuracy of data utilized in the compilation of the Statement of Cash Flows to ensure activities are properly classified in the operating, investing or financing sections of the Consolidated Statement of Cash Flows.

•	We have enhanced our review controls to assess and validate activity related to non-routine transactions are properly classified in the Consolidated Statement of Cash Flows.

We believe the actions detailed above, which were implemented prior to and as of the filing date of this Form 10-K, should remediate the material weakness in internal control over financial reporting; however, subsequent testing to demonstrate sustainability of the enhanced controls will be required to conclude that the material weakness has been fully remediated.

Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 as amended (the Exchange Act), Flagstar’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, Flagstar’s Executive Officer and Chief Financial Officer concluded that Flagstar’s disclosure controls and procedures were not effective specifically relating to the Statement of Cash Flows, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that:

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework and criteria established in 1992 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014 because of control deficiencies identified in the preparation and review process of the statements of cash flows that, when evaluated, constituted the material weakness discussed above.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Baker Tilly Virchow Krause, LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

Except as discussed previously, there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 12, 2015, the Board adopted resolutions to amend and restate the Company's Amended and Restated Articles of Incorporation. The Second Amended and Restated Articles of Incorporation merged a number of amendments that had been approved by the Board and the Company's shareholders in prior years, and also eliminated the Certificate of Designations of Mandatory Convertible Non-Cumulative Perpetual Preferred Stock, Series A ("Series A Preferred Stock"), the Certificate of Designations of Convertible Participating Voting Preferred Stock Series B ("Series B Preferred Stock"), and the Certificate of Designations of Mandatorily Convertible Non-Cumulative Perpetual Preferred Stock, Series D ("Series D Preferred Stock"). The Series A Preferred Stock, Series B Preferred Stock, and Series D Preferred Stock were all converted to common shares and are no longer outstanding. The Second Amended and Restated Articles of Incorporation will be effective upon making the appropriate filings with the State of Michigan.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item 10 will be contained in our Proxy Statement relating to the 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our 2014 fiscal year.

Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and charters for our Audit Committee, Compensation Committee, and Nominating Corporate Governance Committee and copies are available at www.flagstar.com or upon written request for stockholders to Flagstar Bancorp, Inc., Attn: James Ciroli, CFO, 5151 Corporate Drive, Troy, MI 48098.

None of the information currently posted, or posted in the future, on our website is incorporated by reference into this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in our Proxy Statement relating to the 2015 Annual Meeting of Stockholders and is hereby incorporated by reference, provided that the Compensation Committee Report shall be deemed to be furnished and not filed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in our Proxy Statement relating to the 2015 Annual Meeting of Stockholders and is hereby incorporated by reference. Reference is also made to the information appearing under Item 5 of this Form 10-K, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in our Proxy Statement relating to the 2015 Annual Meeting of Stockholders and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be contained in our Proxy Statement relating to the 2015 Annual Meeting of Stockholders and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) — Financial Statements and Schedules

The information required by these sections of Item 15 are set forth in the Index to Consolidated Financial Statements under Item 8 of this annual report on Form 10-K.

(3) — Exhibits

The following documents are filed as a part of, or incorporated by reference into, this report:

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc.
3.2*	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated February 2, 2009, and incorporated herein by reference).
10.1*+
Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125513), dated June 3, 2005, and incorporated herein by reference).

10.2*+
Basic Plan Document and Adoption Agreement for the Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-198320), dated August 22, 2014, and incorporated herein by reference).

10.3*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8 K, dated May 18, 2011, and incorporated herein by reference).
10.4*
Form of Purchase Agreement, dated as of May 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 16, 2008, and incorporated herein by reference).

10.5*
Form of First Amendment to Purchase Agreement, dated as of December 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).

10.6*	Form of Warrant (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).
10.7*
Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 19, 2008, and incorporated herein by reference).

10.8*
Form of Registration Rights Agreement, dated as of January 30, 2009, between the Company and certain management investors (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.9*
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

10.12*
Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 27, 2009, and incorporated herein by reference).

10.13*
Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).

Exhibit No.	Description
10.14*+
Form of Stock Award Agreement to be entered into by certain executive officers of the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).

10.15*
Supervisory Agreement, dated as of January 27, 2010, by and between the Company and the Federal Reserve (as successor to the OTS) (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).

10.16*
Stipulation and Order of Settlement and Dismissal, dated February 24, 2012, by and among the Company, the Bank and the United States of America (previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K, dated as of March 20, 2012, and incorporated herein by reference).

10.17*+
Employment Agreement, dated as of October 1, 2012, by and between Flagstar Bancorp, Inc. and Michael J. Tierney (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 3, 2012, and incorporated herein by reference).

10.18*
Stipulation to the Issuance of a Consent Order, effective as of October 23, 2012, by and between the Office of the Comptroller of the Currency and Flagstar Bank, FSB (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference).

10.19*
Consent Order, dated October 23, 2012, by and between Flagstar Bank, FSB and the Office of the Comptroller of the Currency (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference).

10.20*
Transaction Purchase and Sale Agreement, effective as of December 31, 2012, by and between Flagstar Bank, FSB and CIT Bank (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K, dated March 5, 2013, and incorporated herein by reference).

10.21*+
Retention Agreement, dated as of February 28, 2013, by and between Flagstar Bank, FSB and Steven P. Issa (previously filed as Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.22*+
Offer Letter, dated February 3, 2011, executed by Joseph P. Campanelli and accepted by Daniel Landers (previously filed as Exhibit 10.39 to the Company's Quarterly Report on Form10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.23*+
Retention Agreement, dated as of February 14, 2013, by and between Flagstar Bank, FSB and Daniel Landers (previously filed as Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.24*+
Retention Agreement, dated as of February 21, 2013, by and between Flagstar Bank, FSB and Salvatore A. Rinaldi (previously filed as Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.25*+
Amended and Restated Employment Agreement, dated May 16, 2013, by and between Flagstar Bancorp, Inc and Michael J. Tierney (previously filed as Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.26*+
Employment Agreement, dated as of May 16, 2013, by and between Flagstar Bancorp, Inc. and Alessandro P. DiNello (previously filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.27*+
Employment Agreement, dated as of May 16, 2013, by and between Flagstar Bancorp, Inc. and Lee M. Smith (previously filed as Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.28*+
Letter Agreement, dated January 24, 2012, by and between Flagstar Bank, FSB and Steven J. Issa (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 9, 2013, and incorporated herein by reference).

10.29+	Amendment to Employment Agreement, dated March 2, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith.

Exhibit No.	Description
11
Statement regarding computation of per share earnings incorporated by reference to Note 20 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends.
14*	Flagstar Bancorp, Inc. Code of Business Conduct and Ethics (previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K, dated March 16, 2006, and incorporated herein by reference)
16*
Letter, dated as of October 30, 2014, from Baker Tilly Virchow Krause, LLP to the Securities and Exchange Commission (previously filed as Exhibit 16.1 to the Company's Current Report on Form 8-K, dated as of October 30, 2014, and incorporated herein by reference).

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
101
Financial statements from Annual Report on Form 10-K of the Company for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2015.

FLAGSTAR BANCORP, INC.

By:	/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2015.

	SIGNATURE	TITLE

By:	/S/ ALESSANDRO DINELLO Alessandro DiNello	President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ JAMES K. CIROLI James K. Ciroli	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ BRYAN L. MARX Bryan L. Marx	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

By:	/S/ JOHN D. LEWIS John D. Lewis	Chairman

By:	/S/ DAVID J. MATLIN David J. Matlin	Director

By:	/S/ PETER SCHOELS Peter Schoels	Director

By:	/S/ DAVID L. TREADWELL David L. Treadwell	Director

By:	/S/ JAY J. HANSEN Jay J. Hansen	Director

By:	/S/ JAMES A. OVENDEN James A. Ovenden	Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc.
3.2*	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated February 2, 2009, and incorporated herein by reference).
10.1*+
Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125513), dated June 3, 2005, and incorporated herein by reference).

10.2*+
Basic Plan Document and Adoption Agreement for the Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-198320), dated August 22, 2014, and incorporated herein by reference).

10.3*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8 K, dated May 18, 2011, and incorporated herein by reference).
10.4*
Form of Purchase Agreement, dated as of May 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 16, 2008, and incorporated herein by reference).

10.5*
Form of First Amendment to Purchase Agreement, dated as of December 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).

10.6*	Form of Warrant (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).
10.7*
Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 19, 2008, and incorporated herein by reference).

10.8*
Form of Registration Rights Agreement, dated as of January 30, 2009, between the Company and certain management investors (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.9*
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

10.12*
Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 27, 2009, and incorporated herein by reference).

10.13*
Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).

10.14*+
Form of Stock Award Agreement to be entered into by certain executive officers of the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).

10.15*
Supervisory Agreement, dated as of January 27, 2010, by and between the Company and the Federal Reserve (as successor to the OTS) (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).

10.16*
Stipulation and Order of Settlement and Dismissal, dated February 24, 2012, by and among the Company, the Bank and the United States of America (previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K, dated as of March 20, 2012, and incorporated herein by reference).

Exhibit No.	Description
10.17*+
Employment Agreement, dated as of October 1, 2012, by and between Flagstar Bancorp, Inc. and Michael J. Tierney (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 3, 2012, and incorporated herein by reference).

10.18*
Stipulation to the Issuance of a Consent Order, effective as of October 23, 2012, by and between the Office of the Comptroller of the Currency and Flagstar Bank, FSB (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference).

10.19*
Consent Order, dated October 23, 2012, by and between Flagstar Bank, FSB and the Office of the Comptroller of the Currency (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference).

10.20*
Transaction Purchase and Sale Agreement, effective as of December 31, 2012, by and between Flagstar Bank, FSB and CIT Bank (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K, dated March 5, 2013, and incorporated herein by reference).

10.21*+
Retention Agreement, dated as of February 28, 2013, by and between Flagstar Bank, FSB and Steven P. Issa (previously filed as Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.22*+
Offer Letter, dated February 3, 2011, executed by Joseph P. Campanelli and accepted by Daniel Landers (previously filed as Exhibit 10.39 to the Company's Quarterly Report on Form10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.23*+
Retention Agreement, dated as of February 14, 2013, by and between Flagstar Bank, FSB and Daniel Landers (previously filed as Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.24*+
Retention Agreement, dated as of February 21, 2013, by and between Flagstar Bank, FSB and Salvatore A. Rinaldi (previously filed as Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.25*+
Amended and Restated Employment Agreement, dated May 16, 2013, by and between Flagstar Bancorp, Inc and Michael J. Tierney (previously filed as Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.26*+
Employment Agreement, dated as of May 16, 2013, by and between Flagstar Bancorp, Inc. and Alessandro P. DiNello (previously filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.27*+
Employment Agreement, dated as of May 16, 2013, by and between Flagstar Bancorp, Inc. and Lee M. Smith (previously filed as Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q, dated as of April 30, 2013, and incorporated herein by reference).

10.28*+
Letter Agreement, dated January 24, 2012, by and between Flagstar Bank, FSB and Steven J. Issa (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 9, 2013, and incorporated herein by reference).

10.29+	Amendment to Employment Agreement, dated March 2, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith.
11
Statement regarding computation of per share earnings incorporated by reference to Note 20 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends.
14*	Flagstar Bancorp, Inc. Code of Business Conduct and Ethics (previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K, dated March 16, 2006, and incorporated herein by reference)
16*
Letter, dated as of October 30, 2014, from Baker Tilly Virchow Krause, LLP to the Securities and Exchange Commission (previously filed as Exhibit 16.1 to the Company's Current Report on Form 8-K, dated as of October 30, 2014, and incorporated herein by reference).

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
101
Financial statements from Annual Report on Form 10-K of the Company for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement