Form 10-Q
period 2015-03-31
FLAGSTAR BANCORP INC
filed 2015-05-08
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of May 6, 2015, 56,436,026 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015
TABLE OF CONTENTS (continued)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents
Cash	$43	$47
Interest-earning deposits	198	89
Total cash and cash equivalents	241	136
Investment securities	2,295	1,672
Loans held-for-sale ($2,044 and $1,196 measured at fair value, respectively)	2,097	1,244
Loans with government guarantees	704	1,128
Loans held-for-investment, net
Loans held-for-investment ($189 and $211 measured at fair value, respectively)	4,631	4,448
Less: allowance for loan losses	(253)	(297)
Total loans held-for-investment, net	4,378	4,151
Mortgage servicing rights	279	258
Federal Home Loan Bank stock	155	155
Premises and equipment, net	241	238
Net deferred tax asset	416	442
Other assets	765	416
Total assets	$11,571	$9,840
Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$1,468	$1,209
Interest bearing	6,081	5,860
Total deposits	7,549	7,069
Federal Home Loan Bank advances (includes both short-term and long-term)	1,625	514
Long-term debt ($70 and $84 measured at fair value, respectively)	317	331
Representation and warranty reserve	53	53
Other liabilities ($82 and $82 measured at fair value, respectively)	607	500
Total liabilities	10,151	8,467
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding, respectively	267	267
Common stock $0.01 par value, 70,000,000 shares authorized; 56,436,026 and 56,332,307 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,483	1,482
Accumulated other comprehensive income	23	8
Accumulated deficit	(354)	(385)
Total stockholders’ equity	1,420	1,373
Total liabilities and stockholders’ equity	$11,571	$9,840

    The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In millions, except per share data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Interest Income
Loans	$65.5	$58.7
Investment securities available-for-sale	13.6	7.5
Interest-earning deposits and other	0.2	0.2
Total interest income	79.3	66.4
Interest Expense
Deposits	9.3	6.0
Federal Home Loan Bank advances	3.1	0.5
Other	2.0	1.7
Total interest expense	14.4	8.2
Net interest income	64.9	58.2
(Benefit) provision for loan losses	(3.5)	112.3
Net interest income (loss) after provision for loan losses	68.4	(54.1)
Noninterest Income
Net gain on loan sales	91.3	45.3
Loan fees and charges	17.0	12.3
Deposit fees and charges	6.1	4.8
Loan administration income	4.3	7.0
Net (loss) return on mortgage servicing asset	(2.4)	16.1
Net (loss) gain on sale of assets	(0.4)	2.2
Representation and warranty benefit	1.5	1.7
Other noninterest income (loss)	0.9	(14.4)
Total noninterest income	118.3	75.0
Noninterest Expense
Compensation and benefits	60.8	65.6
Commissions	10.4	7.2
Occupancy and equipment	19.9	20.4
Asset resolution	7.8	11.5
Federal insurance premiums	5.5	5.0
Loan processing expense	11.7	7.7
Legal and professional expense	9.0	11.3
Other noninterest expense	11.9	10.6
Total noninterest expense	137.0	139.3
Income (loss) before income taxes	49.7	(118.4)
Provision (benefit) for income taxes	18.2	(40.0)
Net income (loss)	31.5	(78.4)
Preferred stock accretion	—	(0.5)
Net income (loss) applicable to common stock	$31.5	$(78.9)
Income (loss) per share
Basic	$0.43	$(1.51)
Diluted	$0.43	$(1.51)
Weighted average shares outstanding
Basic	56,385,454	56,194,184
Diluted	56,775,039	56,194,184
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net income (loss)	$31.5	$(78.4)
Other comprehensive income (loss), before tax
Investment securities available-for-sale
Unrealized gains	23.7	5.9
Reclassification of net loss on the sale	—	(0.2)
Total investment securities available-for-sale, before tax	23.7	5.7
Other comprehensive income, deferred tax expense
Provision for income taxes	8.8	2.0
Other comprehensive income, net of tax	14.9	3.7
Comprehensive income (loss)	$46.4	$(74.7)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2013	$266.2	$0.6	$1,479.2	$(4.8)	$(315.2)	$1,426.0
(Unaudited)
Net loss	—	—	—	—	(78.4)	(78.4)
Total other comprehensive income	—	—	—	3.7	—	3.7
Accretion of preferred stock	0.5	—	—	—	(0.5)	—
Stock-based compensation	—	—	0.2	—	—	0.2
Balance at March 31, 2014	$266.7	$0.6	$1,479.4	$(1.1)	$(394.1)	$1,351.5
Balance at December 31, 2014	$266.7	$0.6	$1,482.3	$8.4	$(385.2)	$1,372.8
(Unaudited)
Net income	—	—	—	—	31.5	31.5
Total other comprehensive income	—	—	—	14.9	—	14.9
Stock-based compensation	—	—	0.3	—	—	0.3
Balance at March 31, 2015	$266.7	$0.6	$1,482.6	$23.3	$(353.7)	$1,419.5
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows (In millions)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
		As Restated
Operating Activities
Net income (loss)	$31.5	$(78.4)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	(3.5)	112.3
Representation and warranty benefit	(1.5)	(1.7)
Depreciation and amortization	5.7	5.6
Deferred income taxes	18.0	(36.7)
Changes in fair value of MSRs, DOJ litigation settlement liability and long-term debt	28.8	11.9
Premium, change in fair value, and other non-cash changes	(263.3)	(136.2)
Net gain on loan and asset sales	(90.7)	(48.4)
Other changes:
Proceeds from sales of loans held-for-sale ("HFS")	3,790.4	3,032.8
Origination and repurchase of loans, net of principal repayments	(6,927.9)	(4,686.4)
Decrease in accrued interest receivable	(2.5)	(3.2)
Decrease in other assets, excludes purchase of other investments	17.4	14.4
Net charge-offs in representation and warranty reserve	(0.5)	(5.6)
Decrease in other liabilities	(12.7)	(41.9)
Net cash used in operating activities	(3,410.8)	(1,861.5)
Investing Activities
Proceeds from sale of available for sale securities including loans that have been securitized	2,706.2	1,909.0
Collection of principal on investment securities available-for-sale	53.4	30.9
Purchase of investment securities available-for-sale and other	(652.0)	(205.6)
Proceeds received from the sale of held-for-investment loans ("HFI")	277.0	35.1
Origination and purchase of loans HFI, net of principal repayments	(589.4)	(312.6)
Proceeds from the disposition of repossessed assets	5.4	10.0
Acquisitions of premises and equipment, net of proceeds	(8.5)	(7.8)
Proceeds from the sale of mortgage servicing rights	31.7	11.7
Net cash provided by investing activities	1,823.8	1,470.7
Financing Activities
Net increase in deposit accounts	480.8	170.0
Proceeds from increases in Federal Home Loan Bank Advances	5,255.0	4,332.0
Repayment of Federal Home Loan Bank advances	(4,144.0)	(4,195.0)
Repayment of trust preferred securities and long-term debt	(15.5)	(5.4)
Net receipt of payments of loans serviced for others	113.7	24.9
Net receipt of escrow payments	2.4	3.0
Net cash provided by financing activities	1,692.4	329.5
Net increase (decrease) in cash and cash equivalents	105.4	(61.3)
Beginning cash and cash equivalents	136.0	280.5
Ending cash and cash equivalents	$241.4	$219.2
Supplemental disclosure of cash flow information
Interest paid on deposits and other borrowings	$11.8	$6.4
Income tax payments	$3.0	$—
Non-cash reclassification of loans originated HFI to loans HFS	$277.0	$308.3
Non-cash reclassification of loans originated HFS to HFI	$5.0	$4.6
Non-cash reclassification of loans HFS to AFS securities	$2,709.3	$1,889.1
Mortgage servicing rights resulting from sale or securitization of loans	$67.9	$51.0
Non-cash reclassification of loans with government guarantee to other assets	$372.8	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation and Accounting Standards

The accompanying financial statements of Flagstar Bancorp, Inc. ("Flagstar" or the "Company"), including its wholly owned principal subsidiary, Flagstar Bank, FSB (the "Bank"), have been prepared using U.S. generally accepted accounting principles ("GAAP") for interim financial statements.

These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. These interim financial statements are unaudited and include, in the opinion of the Company, all adjustments necessary for a fair presentation of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which are available on the Company’s website, at flagstar.com, and on the SEC website, at sec.gov. We reviewed subsequent events and determined that no further disclosures or adjustments were required. Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Pronouncements

On January 1, 2015, the Company adopted to FASB Accounting Standards Update ("ASU") Update No. 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40). The amendments in this update requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The Company reclassified $329 million of repossessed assets and associated claims from loans with government guarantees to other assets on the Consolidated Statements of Financial Condition at March 31, 2015.

Recently Issued Accounting Pronouncements

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual items (Subtopic 22-20). The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. Under the amended guidance all reporting entities are within the scope of Subtopic 810-10, Consolidation - Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. The ASU is effective for the annual period ending after December 15, 2015, and all reporting periods thereafter. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30). The amendments will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective prospectively or retrospectively for annual and interim periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other Internal-Use Software. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other licenses. If it does not include a software license, the customer should account for the arrangement as a service contract. The ASU is effective for the annual period ending after December 15, 2015, and all reporting periods thereafter. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto.

Note 2 – Investment Securities

As of March 31, 2015 and December 31, 2014, investment securities were comprised of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
March 31, 2015
Available-for-sale securities
Agency	$398	$8	$—	$406
Agency-collateralized mortgage obligations	1,863	28	(2)	1,889
Total available-for-sale securities	$2,261	$36	$(2)	$2,295
December 31, 2014
Available-for-sale securities
Agency	$925	$6	$(2)	$929
Agency-collateralized mortgage obligations	734	8	(1)	741
Municipal obligations	2	—	—	2
Total available-for-sale securities	$1,661	$14	$(3)	$1,672

Available-for-sale securities

Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive losses to the extent they are temporary in nature. Credit related declines in the securities are classified as other-than-temporary impairments ("OTTI") and are reported as a separate component of noninterest income within the Consolidated Statement of Operations. OTTI are considered to have occurred if (1) the Company intends to sell the security; (2) it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover all contractually required principal and interest payments.

The Company purchased $652.0 million of investment securities, which included agency securities, comprised of mortgage-backed securities and collateralized mortgage obligations during the three months ended March 31, 2015. The Company purchased $206.9 million of mortgage-backed agency securities during the three months ended March 31, 2014.

The following table summarizes by duration the unrealized loss positions on investment securities available-for-sale.

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
Type of Security	(Dollars in millions)
March 31, 2015
Agency	$—	$—	$—	$10	$1	$—
Agency-collateralized mortgage obligations	37	6	(1)	254	14	(1)
December 31, 2014
Agency	$53	6	$—	$305	21	$(2)
Agency-collateralized mortgage obligations	98	10	(1)	38	4	—

Gains (losses) on sales of available-for-sale securities are reported in net gain on securities available-for-sale in the Consolidated Statements of Operations. During the three months ended March 31, 2015, there were no sales of investment securities except for those related to loans that had been securitized for sale in the normal course of business, compared to $18.7 million sales of U.S. government sponsored agencies, resulting in a gain of $0.2 million during the three months ended March 31, 2014. During the three months ended March 31, 2015, $2.0 million of municipal obligations matured.

Note 3 – Loans Held-for-Sale

At March 31, 2015 and December 31, 2014, loans held-for-sale totaled $2.1 billion and $1.2 billion, respectively. For the period ended March 31, 2015 and 2014, the Company reported net gain on loan sales of $91.3 million and $45.3 million, respectively. The increase in loans held-for-sale and net gain on loan sales was the result of an increase in mortgage loan originations and an improvement in the gain on sale margin during the three months ended March 31, 2015.

At March 31, 2015 and December 31, 2014, $53 million and $48 million, respectively, of loans held-for-sale were recorded at lower of cost or fair value. The remainder of the loans in the portfolio is recorded at fair value as the Company elected the fair value option.

Note 4 – Loans with Government Guarantees

Substantially all of loans with government guarantees continue to be insured or guaranteed by the FHA. These repurchased loans earn interest at a rate based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent.

At March 31, 2015, loans with government guarantees actually repurchased totaled $704 million and were classified as loans with government guarantees. At December 31, 2014, loans with government guarantees actually repurchased totaled $1.1 billion and were classified as loans repurchased with government guarantees.

As a result of the Company's adoption of ASU Update No. 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40), the Company reclassified $329 million of repossessed assets and associated claims from loans with government guarantees to other assets at March 31, 2015. At December 31, 2014, $373 million of repossessed assets and associated claims would have been reclassified had the ASU been effective.

Note 5 – Loans Held-for-Investment

Loans held-for-investment are summarized as follows.

	March 31, 2015	December 31, 2014
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,013	$2,194
Second mortgage	146	149
HELOC	316	256
Other	30	31
Total consumer loans	2,505	2,630
Commercial loans
Commercial real estate	635	620
Commercial and industrial	408	429
Warehouse lending	1,083	769
Total commercial loans	2,126	1,818
Total loans held-for-investment	4,631	4,448
Less allowance for loan losses	(253)	(297)
Loans held-for-investment, net	$4,378	$4,151

At December 31, 2014, the Company had $350 million of troubled debt restructured residential first mortgage loans with a specifically identified reserve of $76 million. During the three months ended March 31, 2015, the Company remeasured this specifically identified reserve relating to the troubled debt restructured loans, resulting in a $36.0 million reduction in reserve based on a change in expected future cash flows. During the first quarter 2015, the Company changed its intent to hold these loans for investment and instead decided to hold these loans for sale. The loans for which the intent changed had an approximate unpaid principal balance of $331 million, including approximately $291 million of troubled debt restructured residential first mortgage loans, and $30 million in specifically identified reserves at the time this intent was changed. These loans were transferred to loans held-for-sale and subsequently sold, resulting in a loss on sale of $0.4 million.

During the three months ended March 31, 2014, the Company sold nonperforming, troubled debt restructured residential first mortgage and residential first mortgage jumbo loans with unpaid principal balances totaling $313 million. A portion of the allowance for loan losses associated with these loans was reduced, resulting in a $2.3 million reduction in reserve. The loans were transferred to held-for-sale, resulting in a gain on sale of $1.4 million.

The Company has pledged certain loans held-for-investment, loans held-for-sale and loans with government guarantees to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis. At March 31, 2015 and December 31, 2014, the Company pledged $4.6 billion and $4.1 billion, respectively.

The allowance for loan losses by class of loan is summarized in the following table.

	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended March 31, 2015
Beginning balance allowance for loan losses	$234.3	$12.4	$18.7	$0.8	$17.4	$10.7	$2.7	$297.0
Charge-offs	(40.8)	(0.8)	(0.9)	(0.7)	—	—	—	(43.2)
Recoveries	0.3	0.1	0.1	0.5	1.7	—	—	2.7
Provision (benefit)	(6.4)	0.3	3.3	(0.2)	(2.9)	1.3	1.1	(3.5)
Ending balance allowance for loan losses	$187.4	$12.0	$21.2	$0.4	$16.2	$12.0	$3.8	$253.0
Three Months Ended March 31, 2014
Beginning balance allowance for loan losses	$161.2	$12.1	$7.9	$2.4	$18.5	$3.5	$1.4	$207.0
Charge-offs	(10.8)	(1.1)	(2.7)	(0.5)	—	—	—	(15.1)
Recoveries	1.2	0.1	—	0.3	1.1	0.1	—	2.8
Provision (benefit)	104.8	2.3	6.3	(0.8)	(1.5)	1.1	0.1	112.3
Ending balance allowance for loan losses	$256.4	$13.4	$11.5	$1.4	$18.1	$4.7	$1.5	$307.0

For the three months ended March 31, 2015, the Company sold nonperforming residential first mortgage loans as discussed above. The $36.0 million reduction in the reserve associated with these sales was partially offset by an increase in volume and reserve rates in the portfolio.

The loans held-for-investment and allowance for loan losses by class of loan is summarized in the following table.

	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
March 31, 2015
Loans held-for-investment
Individually evaluated	$116	$31	$1	$—	$—	$—	$—	$148
Collectively evaluated (1)	1,871	65	202	30	635	408	1,083	4,294
Total loans	$1,987	$96	$203	$30	$635	$408	$1,083	$4,442
Allowance for loan losses
Individually evaluated	$15.9	$5.5	$0.9	$0.1	$—	$—	$—	$22.4
Collectively evaluated (1)	171.5	6.5	20.3	0.3	16.2	12.0	3.8	230.6
Total allowance for loan losses	$187.4	$12.0	$21.2	$0.4	$16.2	$12.0	$3.8	$253.0
December 31, 2014
Loans held-for-investment
Individually evaluated	$385	$31	$1	$—	$—	$—	$—	$417
Collectively evaluated (1)	1,782	65	124	31	620	429	769	3,820
Total loans	$2,167	$96	$125	$31	$620	$429	$769	$4,237
Allowance for loan losses
Individually evaluated	$81.8	$5.6	$1.0	$0.1	$—	$—	$—	$88.5
Collectively evaluated (1)	152.5	6.8	17.7	0.7	17.4	10.7	2.7	208.5
Total allowance for loan losses	$234.3	$12.4	$18.7	$0.8	$17.4	$10.7	$2.7	$297.0

(1)	Excludes loans carried under the fair value option.

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

The following table sets forth the loans held-for-investment aging analysis as of March 31, 2015 and December 31, 2014, of past due and current loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Investment Loans
	(Dollars in millions)
March 31, 2015
Consumer loans
Residential first mortgage	$17	$6	$78	$101	$1,912	$2,013
Second mortgage	1	—	2	3	143	146
HELOC	4	2	4	10	306	316
Other	—	—	—	—	30	30
Total consumer loans	22	8	84	114	2,391	2,505
Commercial loans
Commercial real estate	—	—	—	—	635	635
Commercial and industrial	—	—	—	—	408	408
Warehouse lending	—	—	—	—	1,083	1,083
Total commercial loans	—	—	—	—	2,126	2,126
Total loans (1)	$22	$8	$84	$114	$4,517	$4,631
December 31, 2014
Consumer loans
Residential first mortgage	$29	$9	$115	$153	$2,041	$2,194
Second mortgage	1	—	2	3	146	149
HELOC	4	1	3	8	248	256
Other	—	—	—	—	31	31
Total consumer loans	34	10	120	164	2,466	2,630
Commercial loans
Commercial real estate	—	—	—	—	620	620
Commercial and industrial	—	—	—	—	429	429
Warehouse lending	—	—	—	—	769	769
Total commercial loans	—	—	—	—	1,818	1,818
Total loans (1)	$34	$10	$120	$164	$4,284	$4,448

(1)	Includes $5 million of loans 90 days or greater past due accounted for under the fair value option at both March 31, 2015 and December 31, 2014, respectively.

Loans held-for-investment and loans held-for-sale on which interest accruals have been discontinued totaled approximately $103 million and $135 million at March 31, 2015 and December 31, 2014, respectively, and $118 million at March 31, 2014. Interest income is recognized on impaired loans using a cost recovery method unless amounts contractually due are not in doubt. Interest that would have been accrued on impaired loans totaled approximately $1.4 million and $1.8 million during the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, the Company had no loans 90 days past due and still accruing.

Troubled Debt Restructuring

The Company may modify certain loans in both consumer and commercial loan portfolios to retain customers or to maximize collection of the outstanding loan balance. The Company has programs designed to assist borrowers by extending payment dates or reducing the borrower's contractual payments. All loan modifications are made on a case-by-case basis. The Company's standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. TDRs result in those instances in which a borrower demonstrates financial difficulty and for which a concession has been granted, which includes reductions of interest rate, extensions of amortization period, principal and/or interest forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. These loans are classified as TDRs and are included in nonaccrual loans if the loan was nonperforming prior to the restructuring. These loans will continue on nonaccrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months, after which they will begin to accrue interest.

The following table provides a summary of TDRs outstanding by type and performing status.

	TDRs
	Performing	Nonperforming	Total
March 31, 2015	(Dollars in millions)
Consumer loans (1)
Residential first mortgage	$57	$25	$82
Second mortgage	35	1	36
HELOC	19	2	21
Total TDRs (2)	$111	$28	$139

December 31, 2014
Consumer loans (1)
Residential first mortgage	$307	$43	$350
Second mortgage	35	2	37
HELOC	20	1	21
Total TDRs (2)	$362	$46	$408

(1)	The allowance for loan losses on consumer TDR loans totaled $23 million and $81 million at March 31, 2015 and December 31, 2014, respectively.

(2)	Includes $30 million of TDR loans accounted for under the fair value option at both March 31, 2015 and December 31, 2014.
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

The following table provides a summary of newly modified TDRs and TDR loans in the past 12 months that have subsequently defaulted during the three months ended March 31, 2015 and 2014. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted when greater than 90 days past due.

	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
Three Months Ended March 31, 2015		(Dollars in millions)
Residential first mortgages	114	$30.5	$28.7	$0.6
Second mortgages	33	1.3	1.2	(0.1)
HELOC (2)	36	0.2	0.7	—
Total TDR loans	183	$32.0	$30.6	$0.5

	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
Three Months Ended March 31, 2014		(Dollars in millions)
Residential first mortgages	25	$7.0	$6.7	$0.6
Second mortgages	94	3.0	2.9	—
HELOC (2)	9	0.4	0.3	—
Total TDR loans	128	$10.4	$9.9	$0.6

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	HELOC post-modification unpaid principal balance reflects write downs.

The following table presents impaired loans and the associated allowance:

	March 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage loans	$40	$46	$—	$63	$78	$—
Second mortgage	1	6	—	1	6	—
HELOC	—	1	—	—	1	—
	$41	$53	$—	$64	$85	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$75	$81	$16	$321	$325	$82
Second mortgage	29	29	6	29	29	6
HELOC	1	1	1	1	1	1
	$105	$111	$23	$351	$355	$89
Total
Consumer loans
Residential first mortgage	$115	$127	$16	$384	$403	$82
Second mortgage	30	35	6	30	35	6
HELOC	1	2	1	1	2	1
Total impaired loans	$146	$164	$23	$415	$440	$89

The following table presents average impaired loans and the interest income recognized:

	Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$306.7	$2.1	$413.2	$2.6
Second mortgage	30.8	0.4	25.2	0.2
HELOC	0.8	—	0.2	—
Commercial loans
Commercial real estate	0.4	—	2.0	—
Total impaired loans	$338.7	$2.5	$440.6	$2.8

The Company follows the guidance provided in the FFIEC’s "Uniform Retail Credit Classification and Account Management Policy" issued June 20, 2000 for Retail Credits. This policy focuses on the delinquency status, loan type, collateral protection, and other events influencing repayment, such as bankruptcy, death, and fraud, in determining the appropriate risk classification for a retail credit. The Company considers performing retail loans that are 60 days delinquent as well as all performing retail TDRs as Watch. All nonaccrual retail loans as well as retail loans 90 days or more delinquent are classified as Substandard. In cases of bankruptcy, death, or fraud, the Company will follow the FFIEC policy and classify the loans as appropriate.

Credit Quality

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

Watch. Watch assets are defined as pass rated assets that exhibit elevated risk characteristics or other factors that deserve management’s close attention and increased monitoring. However, the asset does not exhibit a potential or well-defined weakness that would warrant a downgrade to criticized or adverse classification.

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

Loss. An asset classified loss is considered uncollectible and of such little value that the continuance as bankable asset is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but, rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future.

Commercial Credit Loans	March 31, 2015
	Commercial Real Estate	Commercial and Industrial	Warehouse	Total Commercial
	(Dollars in millions)
Grade
Pass	$596	$350	$937	$1,883
Watch	29	19	117	165
Special mention	7	14	29	50
Substandard	3	25	—	28
Total loans	$635	$408	$1,083	$2,126

Consumer Credit Loans	March 31, 2015
	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Total
	(Dollars in millions)
Grade
Pass	$1,874	$108	$292	$30	$2,304
Watch	61	36	20	—	117
Substandard	78	2	4	—	84
Total loans	$2,013	$146	$316	$30	$2,505

Commercial Credit Loans	December 31, 2014
	Commercial Real Estate	Commercial and Industrial	Warehouse	Total Commercial
	(Dollars in millions)
Grade
Pass	$578	$399	$650	$1,627
Watch	29	10	119	158
Special mention	2	—	—	2
Substandard	11	20	—	31
Total loans	$620	$429	$769	$1,818

Consumer Credit Loans	December 31, 2014
	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Total Consumer
	(Dollars in millions)
Grade
Pass	$1,765	$111	$232	$31	$2,139
Watch	314	36	21	—	371
Substandard	115	2	3	—	120
Total loans	$2,194	$149	$256	$31	$2,630

Note 6 – Variable Interest Entities ("VIEs")

Due to the Assured Settlement Agreement in 2013, the Company became the primary beneficiary and reconsolidated the FSTAR 2005-1 and the FSTAR 2006-2 HELOC securitization trust's assets and liabilities. The Company had elected the fair value option for these assets and liabilities. At March 31, 2015, the Company has a total fair value of HELOC loans of $112 million and long-term debt of $70 million related to these variable interest entities. At December 31, 2014, the fair value of HELOC loans totaled $132 million and long-term debt totaled $84 million related to these variable interest entities. The decrease during the three months ended March 31, 2015 on the HELOC securitization trust's loans, was primarily due to a $5.5 million reduction in the fair value resulting from loans reaching the maturity dates.

The following table provides a summary of the classifications of consolidated VIE assets and liabilities included in the Consolidated Financial Statements.

	2005-1	2006-2	Total
March 31, 2015	(Dollars in millions)
HELOC Securitizations
Assets
Loans held-for-investment	$47	$65	$112
Liabilities
Long-term debt	$31	$39	$70

	2005-1	2006-2	Total
December 31, 2014	(Dollars in millions)
HELOC Securitizations
Assets
Loans held-for-investment	$63	$69	$132
Liabilities
Long-term debt	$42	$42	$84

The economic performance of the VIEs is most significantly impacted by the performance of the underlying loans. The principal risks to which the entities were exposed include credit risk and interest-rate risk.

The Company has an unconsolidated VIE with which the Company has a continuing involvement, but is not the primary beneficiary. The financial assets were de-recognized by the Company upon transfer to the FSTAR 2007-1 mortgage securitization trust, which then issued and sold mortgage-backed securities to third-party investors. The Company relinquished control over the loans at the time the financial assets were transferred to the FSTAR 2007-1 mortgage securitization trust and the Company recognized a gain on the sale of the transferred assets. In accordance with the MBIA Settlement Agreement, MBIA will be required to satisfy all of its obligation under the FSTAR 2007-1 insurance policy and related FSTAR 2007-1 obligations without further recourse to the Company. At March 31, 2015, the FSTAR 2007-1 mortgage securitization trust included 3,470 loans, with an aggregate principal balance of $135 million.

Note 7 – Mortgage Servicing Rights

The Company has investments in mortgage servicing rights ("MSRs") to support mortgage strategies and to deploy capital at acceptable returns. The Company also deploys derivatives and other fair value assets as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. The Company's portfolio of MSRs is highly sensitive to movements in interest rates. The primary risk associated with MSRs is the potential value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. There is also a risk of valuation decline due to higher than expected increases in default rates, which the Company does not believe can be effectively hedged. See Note 8 of the Notes to the Consolidated Financial Statements, herein, for additional information regarding the instruments utilized to hedge the risks of MSRs.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Balance at beginning of period	$257.8	$284.7
Additions from loans sold with servicing retained	67.9	51.0
Reductions from sales	(21.6)	(5.9)
Changes in fair value due to (1)
Decrease in MSR due to pay-offs, pay-downs and run-off	(14.6)	(4.9)
Changes in valuation inputs or assumptions (2)	(10.9)	(4.7)
Fair value of MSRs at end of period	$278.6	$320.2

(1)	Changes in fair value are included within net return on mortgage servicing asset on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

The fair value of residential MSRs is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The Company obtains independent third-party valuations of its residential MSRs on a quarterly basis to assess the reasonableness of the fair value calculated by the valuation model. In certain circumstances, based on the probability of the completion of a sale of MSRs pursuant to a bona-fide purchase offer, the Company considers the bid price of that offer and identifiable transaction costs in comparison to the calculated fair value and may adjust the estimate of fair value to reflect the terms of the pending transaction.

The following table summarizes income and fees associated with the mortgage servicing asset.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Income on mortgage servicing asset
Servicing fees, ancillary income and late fees	$16.6	$17.2
Fair value adjustments	(25.5)	(9.6)
Gain on hedging activity (1)	8.3	4.9
Net transaction costs	(1.8)	3.6
Total (loss) income on mortgage servicing asset, included in net return on mortgage servicing asset	$(2.4)	$16.1

(1)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

Contractual servicing and subservicing fees. Contractual servicing and subservicing fees, including late fees and other ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within net return on mortgage servicing asset on the Consolidated Statements of Operations. Contractual subservicing fees including late fees and other ancillary income are included within loan administration income on the Consolidated Statements of Operations. Subservicing fee income is recorded for fees earned, net of third-party subservicing costs, for loans subserviced.

The following table summarizes income and fees associated with the mortgage loans subserviced.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$7.6	$7.4
Other servicing charges (1)	(3.3)	(0.4)
Total income on mortgage loans subserviced, included in loan administration	$4.3	$7.0

(1)	Includes the servicing fees, ancillary income and late fees on mortgage loans subserviced, which is included in loan administration income on the Consolidated Statements of Operations.

The following table presents the unpaid principal balance of residential loans serviced for others and the number of accounts associated with those loans.

	March 31, 2015		December 31, 2014
	Amount	Number of accounts	Amount	Number of accounts
	(Dollars in millions)
Residential mortgage servicing
Serviced for others	$27,046	126,393	$25,427	117,881
Subserviced for others (1)	44,708	231,223	46,724	238,498
Total residential loans serviced for others (1)	$71,754	357,616	$72,151	356,379

(1)	Does not include temporary short-term subservicing performed as a result of some sales of servicing.

The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10 percent and 20 percent to the weighted-average of certain significant assumptions used in valuing these assets.

	March 31, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
		(Dollars in millions)
Option adjusted spread	8.76%	$272	$266	8.88%	$250	$243
Constant prepayment rate	14.86%	269	262	14.98%	253	245
Weighted average cost to service per loan	74.55%	275	272	74.49%	258	255

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. To isolate the effect of the specified change, the fair value shock analysis is consistent with the identified adverse change, while holding all other assumptions impacting the fair value constant on the fair value of the servicing rights. In practice, changes in one assumption generally impact other assumptions, which may either magnify or counteract the effect of the change.

Note 8 – Derivative Financial Instruments

Derivative assets and liabilities are recorded at fair value on the Consolidated Statements of Financial Condition, after taking into account the effects of legally enforceable bilateral collateral and master netting agreements. For market traded instruments, gross positive fair values are netted with gross negative fair values by counterparty pursuant to a valid master netting agreement. In addition, collateral received from or paid to a given counterparty are considered in this netting. These agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis in a single currency, and to offset net derivative positions with related collateral, where applicable.

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

Collateral agreements require the counterparty to post, on a daily basis, collateral (typically cash or investment securities) equal to the Company’s net derivative receivable. For highly-rated counterparties, the agreements may include minimum dollar posting thresholds, but allow for the Company to call for immediate, full collateral coverage under circumstances which constitute default under the agreements, which may include the triggering of credit-rating thresholds by counterparties. The Company’s collateral agreements contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on certain net liability thresholds. Under circumstances which constitute default under the agreements, the counterparties to the derivatives could request immediate full collateral coverage for derivatives in net liability positions. The Company's collateral agreements in which the collateral is restricted include provisions requiring unilateral funding of coverage for derivatives in net liability positions, as well as minimum collateral positions.

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

The Company uses a combination of derivatives (U.S. Treasury futures, euro dollar futures, swap futures, and "to be announced" forwards with settlement dates beyond the next regular settlement date for such securities), and certain trading securities to hedge the MSRs. For accounting purposes, these hedges represent economic hedges of the MSR asset with both the hedges and the MSR asset carried at fair value on the balance sheet. Certain derivative strategies that the Company uses to manage its investment in MSRs may not fully offset changes in the fair value of such asset due to changes in interest rates and market liquidity.

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

		Three Months Ended March 31,
	Location of Gain/(Loss)	2015	2014
		(Dollars in millions)
U.S. Treasury and euro dollars futures	Net return on mortgage servicing asset	$5.9	$3.1
Swap futures	Net return on mortgage servicing asset	(0.1)	—
Mortgage backed securities forwards	Net return on mortgage servicing asset	2.5	1.8
Rate lock commitments and forward agency and loan sales	Net gain on loan sales	10.5	(5.6)
Interest rate swaps	Other noninterest income	0.1	0.7
Total derivative gain (loss)		$18.9	$—

The Company had the following derivative financial instruments.

	Notional Amount	Fair Value	Expiration Dates
	(Dollars in millions)
March 31, 2015
Assets (1)
U.S. Treasury and euro dollar futures	$2,028	$5	2016-2020
Mortgage backed securities forwards	150	1	2016
Rate lock commitments	3,722	55	2016
Forward agency and loan sales	276	—	2016
Interest rate swaps	356	7	2016-2021
Total derivative assets	$6,532	$68
Liabilities (2)
U.S. Treasury and euro dollar futures	$468	$2	2016-2020
Mortgage backed securities forwards	15	—	2016
Swap futures	77	1	2030-2035
Rate lock commitments	80	—	2016
Forward agency and loan sales	4,050	26	2016
Interest rate swaps	356	8	2016-2021
Total derivative liabilities	$5,046	$37
December 31, 2014
Assets (1)
U.S. Treasury and euro dollar futures	$2,530	$7	2015-2020
Mortgage backed securities forwards	161	2	2015
Rate lock commitments	2,604	31	2015
Forward agency and loan sales	194	—	2015
Interest rate swaps	355	6	2015-2021
Total derivative assets	$5,844	$46
Liabilities (2)
Mortgage servicing rights
U.S. Treasury and euro dollar futures	$688	$1	2015-2020
Rate lock commitments	22	—	2015
Forward agency and loan sales	2,789	13	2015
Interest rate swaps	367	6	2015-2021
Total derivative liabilities	$3,866	$20

(1)	Asset derivatives are included in "other assets" on the Consolidated Statements of Financial Condition.

(2)	Liability derivatives are included in "other liabilities" on the Consolidated Statements of Financial Condition.

The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral.

	March 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in millions)
Assets
U.S. Treasury swap and euro dollar futures	$12	$2	$10	$—	$7	$3
Mortgage backed securities forwards	28	—	28	—	27	1
Interest rate swaps	8	—	8	—	1	7
Total derivative assets	$48	$2	$46	$—	$35	$11
Liabilities
Interest rate swaps	$8	$—	$8	$—	$—	$8

	December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in millions)
Assets
U.S. Treasury swap and euro dollar futures	$17	$1	$16	$—	$10	$6
Mortgage backed securities forwards	26	—	26	—	24	2
Interest rate swaps	8	—	8	—	2	6
Total derivative assets	$51	$1	$50	$—	$36	$14
Liabilities
Interest rate swaps	$6	$—	$6	$—	$—	$6

The Company pledged a total of $35 million and $36 million of investment securities and cash collateral to counterparties at March 31, 2015 and December 31, 2014, respectively, for derivative activities. The cash pledged was restricted and is included in other assets on the Consolidated Statements of Financial Condition.

Note 9 – Federal Home Loan Bank Advances

The portfolio of Federal Home Loan Bank advances includes floating rate short-term daily adjustable advances and long-term fixed rate advances. The following is a breakdown of the advances outstanding.

	March 31, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$700	0.17%	$214	0.26%
Long-term fixed rate term advances	925	1.58%	300	1.36%
Total	$1,625	0.97%	$514	0.90%

During the three months ended March 31, 2015, the Company entered into longer-term fixed rate advances to provide more stable funding for planned loan growth. At March 31, 2015, the Company had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and the Company may access that line to the extent that collateral is provided. At March 31, 2015, the Company had $1.6 billion of advances outstanding and an additional $1.5 billion of collateralized borrowing capacity available at the Federal Home Loan Bank. The advances are collateralized by non-delinquent single-family residential first mortgage loans, loans with government guarantees, certain other loans and investment securities.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Maximum outstanding at any month end	$1,625	$1,125
Average outstanding balance	1,161	886
Average remaining borrowing capacity	1,894	1,802
Weighted-average interest rate	1.08%	0.24%

The following outlines the Company’s Federal Home Loan Bank advance final maturity dates as of March 31, 2015.

March 31, 2015
(Dollars in millions)
2015	$700
2016	175
2017	—
2018	125
Thereafter	625
Total	$1,625

Note 10 – Long-Term Debt

The Company sponsored nine trust subsidiaries, including the consolidated VIEs, which issued trust preferred securities to third-party investors and loaned the proceeds to the Company in the form of junior subordinated notes included in long-term debt. Each of the trusts has issued trust preferred securities to third-party investors and loaned the proceeds to the Company in the form of junior subordinated notes, which are included in long-term debt in the Statements of Financial Condition. The notes held by each trust are the sole assets of that trust. Distributions on the trust preferred securities of each trust are payable quarterly at a rate equal to the interest being earned by the trust on the notes held by these trusts.

The following table presents the carrying value on each junior subordinated note and related interest rates of the long-term debt as of the dates indicated.

	March 31, 2015		December 31, 2014
	(Dollars in millions)
Trust Preferred Securities
Floating Three Month LIBOR
Plus 3.25%, matures 2032	$26	3.52%	$26	3.50%
Plus 3.25%, matures 2033	26	3.50%	26	3.48%
Plus 3.25%, matures 2033	26	3.52%	26	3.51%
Plus 2.00%, matures 2035	26	2.25%	26	2.23%
Plus 2.00%, matures 2035	26	2.25%	26	2.23%
Plus 1.75%, matures 2035	50	2.02%	50	1.99%
Plus 1.50%, matures 2035	26	1.75%	26	1.73%
Plus 1.45%, matures 2037	26	1.72%	26	1.69%
Plus 2.50%, matures 2037	15	2.77%	15	2.74%
Subtotal	$247		$247
Notes associated with consolidated VIEs
Floating One Month LIBOR
Plus 0.46% (1), matures 2018 (3)	31		42
Plus 0.16% (2), matures 2019 (4)	39		42
Total long-term debt	$317		$331

(1)	The Notes will accrue interest at a rate equal to the least of (i) one-month LIBOR plus 0.46 percent (ii) the net weighted average coupon, and (iii) 16.00 percent.

(2)
The interest rate for the notes may adjust monthly and will be subject to (i) a cap based on the weighted average of the loan rates on the mortgage loans, minus the rates at which certain fees and expenses of the issuing entity are calculated and minus any required spread and adjusted for actual days and (ii) a fixed cap of 16.00 percent.

(3)	The par value for the debt was $31 million and $43 million, respectively, at March 31, 2015 and December 31, 2014.

(4)	The par value for the debt was $41 million and $45 million, respectively, at March 31, 2015 and December 31, 2014.

At March 31, 2015 and December 31, 2014 the three-month LIBOR interest rate was 0.27 percent and 0.26 percent, respectively. At March 31, 2015 the one-month LIBOR interest rate was 0.18 percent, compared to 0.17 percent at December 31, 2014.

Trust Preferred Securities

The trust preferred securities outstanding are callable by the Company and are junior subordinated notes. Under the terms of the related indentures interest is payable quarterly; however, the Company may defer interest payments for up to 20 quarters without default or penalty. In January 2012, the Company exercised its contractual rights to defer its interest payments with respect to trust preferred securities. The payments are periodically evaluated and will be reinstated when appropriate, subject to the provisions of the Company's Supervisory Agreement and Consent Order. At March 31, 2015, the Company has deferred for 13 quarters and has $22 million accrued for these deferred interest payments.

Notes Associated with Consolidated VIEs

As previously discussed in Note 6 of the Notes to the Consolidated Financial Statements, herein, the Company determined it was the primary beneficiary of VIEs associated with HELOC securitizations and such VIEs are therefore consolidated in the Consolidated Financial Statements. As of June 30, 2013, the Company reconsolidated the assets and liabilities associated with the HELOC securitization trusts, the proceeds of which are used by the trust to repay outstanding debt.

The Company has elected the fair value option for these liabilities and changes in fair value are recorded to "other noninterest income" on the Consolidated Statements of Operations. Fair value is estimated using quantitative models which incorporate observable and, in some instances, unobservable inputs including security prices, interest rate yield curves, option volatility, currency, commodity or equity rates, and correlations between these inputs. The Company also considers the impact of its own observable credit spreads in the secondary bond markets in determining the discount rate used to value these liabilities. See Note 17 of the Notes to the Consolidated Financial Statements, herein, for additional recurring fair value disclosures.

The final legal maturities of the long-term debt associated with the VIEs are June 2018 and June 2019, respectively; however these debt agreements have contractual provisions that allow for a clean-up call of the debt when less than 10 percent of the balance remains outstanding. As of March 31, 2015, FSTAR 2005-1 (LIBOR plus 0.46 percent) is currently below the 10 percent threshold and FSTAR 2006-2 (LIBOR plus 0.16 percent) is expected to be below the threshold near the end of 2015. The debt pays interest based on a spread over the 30-day LIBOR interest rate.

Note 11 - Representation and Warranty Reserve

The following table shows the activity in the representation and warranty reserve.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Balance, beginning of period	$53.0	$54.0
Provision
Charged to gain on sale for current loan sales	1.9	1.2
Charged to representation and warranty reserve - change in estimate	(1.5)	(1.7)
Total	0.4	(0.5)
Charge-offs, net	(0.4)	(5.5)
Balance, end of period	$53.0	$48.0

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

Note 12 – Stockholders’ Equity

Preferred Stock and Other Warrants

On January 30, 2009, the Company sold to the U.S. Treasury 266,657 shares of Series C fixed rate cumulative non-convertible perpetual preferred stock ("Series C Preferred Stock") and a warrant to purchase up to approximately 0.7 million shares of Common Stock at an exercise price of $62.00 per share (the "Warrant") for $266.7 million. The issuance and the sale of the Series C Preferred Stock and Warrant were exempt from the registration requirements of the Securities Act of 1933, as amended. The Series C Preferred Stock qualifies as Tier 1 capital and currently pays cumulative dividends quarterly at a rate of 9 percent per annum. The Warrant is exercisable through 2019.

In 2013 the U.S. Treasury sold the Series C Preferred Stock and Warrants which are now held by unrelated third-party investors and are no longer held by the U.S. government under the TARP Capital Purchase Program. The warrants are valued utilizing the equity method. At March 31, 2015 and December 31, 2014, the Company’s warrant value was $5 million and $6 million, respectively.

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred stock at March 31, 2015 is summarized as follows.

	Rate	Earliest Redemption Date	Shares Outstanding	Preferred Shares	Additional Paid in Capital
	(Dollars in millions)
Series C Preferred Stock	9.0%	January 31, 2012	266,657	$3	$266.7

At March 31, 2015, the Company has deferred $63.5 million of dividend payments on the Series C Preferred Stock.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss) for available-for-sale securities.

Available-for-Sale Securities
(Dollars in millions)
Accumulated other comprehensive income (loss)
Balance at December 31, 2014, net of tax	$8.4
Net unrealized gain (loss), net of tax	14.9
Balance at March 31, 2015, net of tax (1)	$23.3

Balance at December 31, 2013, net of tax	$(4.8)
Net unrealized gain (loss), net of tax	3.9
Net realized (loss) gains reclassified into earnings, net of tax	(0.2)
Balance at March 31, 2014, net of tax	$(1.1)

(1)	For the period ended March 31, 2015, there were no reclassifications out of accumulated other comprehensive income (loss) into earnings.

Note 13 – Earnings (Loss) Per Share

Basic earnings (loss) per share, excluding dilution, are computed by dividing (loss) earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that could then share in the earnings of the Company.

The following table sets forth the computation of basic and diluted (loss) earnings per share of common stock.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions, except share data)

Net income (loss)	$31.5	$(78.4)
Less: preferred stock dividend/accretion	—	(0.5)
Net income (loss) from continuing operations	31.5	(78.9)
Deferred cumulative preferred stock dividends	(7.3)	(5.7)
Net income (loss) applicable to common stock	$24.2	$(84.6)
Weighted average shares
Weighted average common shares outstanding	56,385,454	56,194,184
Effect of dilutive securities
Warrants	232,474	—
Stock-based awards	157,111	—
Weighted average diluted common shares	56,775,039	56,194,184
Earnings (loss) per common share
Net income (loss) applicable to common stock	$0.43	$(1.51)
Effect of dilutive securities
Warrants	—	—
Stock-based awards	—	—
Diluted earnings (loss) per share	$0.43	$(1.51)

The March 31, 2014 diluted loss per share calculation excludes all common stock equivalents, including 1,334,045 shares pertaining to warrants and 295,179 shares pertaining to stock based awards. The inclusion of these securities would be anti-dilutive.

Under the terms of the Series C Preferred Stock the Company may defer dividend payments. The Company elected to defer dividend payments beginning with the February 2012 dividend. Although not included in quarterly net income, the deferral impacts net income (loss) applicable to common stock for the purpose of calculating earnings per share, as shown above. The cumulative amount in arrears as of March 31, 2015 is $63.5 million.

Note 14 – Income Taxes

The provision for income taxes in interim periods requires the Company to make a best estimate of the effective tax rate expected to be applicable for the full year. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

During the three months ended March 31, 2015, the provision for income taxes was $18.2 million, or an effective tax provision rate of 36.6 percent, compared to a benefit for income taxes of $40.0 million, or an effective tax benefit rate of 33.8 percent for the three months ended March 31, 2014. The effective rate for the three months ended March 31, 2015 and March 31, 2014 differs from the combined federal and state statutory tax rate due to non-taxable income and expense items, primarily the non-taxable impact of changes related to our warrants.

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

Note 15 — Regulatory Matters

Regulatory Capital

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that could have a material effect on the Consolidated Financial Statements. On January 1, 2015, the Basel III rules became effective and include transition provisions through 2018. Under Basel III, Total capital consists of two tiers of capital, Tier 1 and Tier 2. Tier 1 Capital is further composed of Common Equity Tier 1 Capital and additional Tier 1 Capital.

To be categorized as "well capitalized," the Company and the Bank must maintain minimum Tangible capital, Tier 1 capital, Common Equity Tier 1, and Total capital ratios as set forth in the table below. The Company and the Bank are considered "well capitalized" at both March 31, 2015 and December 31, 2014. There have been no conditions or events that management believes have changed the Company's or the Bank’s category.

The following table shows the regulatory capital ratios as of the dates indicated.

Bancorp	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
March 31, 2015
Tangible capital (to tangible assets)	$1,257	12.02%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,257	12.02%	$418	4.00%	$523	5.00%
Common equity Tier 1 capital (to RWA)	909	15.38%	266	4.50%	384	6.50%
Tier 1 capital (to risk weighted assets)	1,257	21.26%	355	6.00%	473	8.00%
Total capital (to risk weighted assets)	1,336	22.61%	473	8.00%	591	10.00%
December 31, 2014
Tangible capital (to tangible assets)	$1,184	12.59%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,184	12.59%	$376	4.00%	$470	5.00%
Tier 1 capital (to risk weighted assets)	1,184	22.81%	208	4.00%	311	6.00%
Total capital (to risk weighted assets)	1,252	24.12%	415	8.00%	519	10.00%
N/A - Not applicable.

(1)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. The Company and the Bank reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

Bank	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
March 31, 2015
Tangible capital (to tangible assets)	$1,278	12.21%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,278	12.21%	$419	4.00%	$524	5.00%
Common equity tier 1 capital (to RWA)	1,278	21.58%	267	4.50%	385	6.50%
Tier 1 capital (to risk weighted assets)	1,278	21.58%	356	6.00%	474	8.00%
Total capital (to risk weighted assets)	1,357	22.91%	474	8.00%	593	10.00%
December 31, 2014
Tangible capital (to tangible assets)	$1,167	12.43%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,167	12.43%	$376	4.00%	$470	5.00%
Tier 1 capital (to risk weighted assets)	1,167	22.54%	207	4.00%	311	6.00%
Total capital (to risk weighted assets)	1,235	23.85%	414	8.00%	518	10.00%

(1)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. The Company and the Bank reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

Note 16 – Legal Proceedings, Contingencies and Commitments

On at least a quarterly basis, the Company assesses the liabilities and loss contingencies in connection with pending or threatened legal and regulatory proceedings utilizing the latest information available. The Company establishes accruals for legal claims and regulatory matters when the Company believes it is probable that a loss may be incurred and that the amount of such loss can be reasonably estimated. Once established, litigation accruals are adjusted from time to time, as appropriate, in light of additional information. Management does not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims, including the matters described below will be material to the Company’s financial statements. Management does not believe that the ultimate disposition of the proceedings will have a material adverse effect on the Company’s operations or financial condition taken as a whole.

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

From time to time, governmental agencies conduct investigations or examinations of various mortgage related practices of the Bank. In the course of such investigations or examinations, the Bank cooperates with such agencies and provides information as requested. In addition, the Bank is routinely named in civil actions throughout the country by borrowers and former borrowers relating to the origination, purchase, sale, and servicing of mortgage loans. The Bank does not believe that the ultimate outcome of these actions will have a material adverse effect on its financial condition, results of operations or cash flows.

The Company is currently a defendant in a shareholder derivative lawsuit filed in 2013 which focuses on the events leading up to the Company's 2012 DOJ litigation settlement as well as the settlement itself. The lawsuit alleges breaches of fiduciary duties and unjust enrichment by several current and former members of the Company's board of directors and executive officers and requests unspecified monetary damages.

DOJ litigation settlement

Per the February 2012 DOJ litigation settlement, the Company is required to make future additional payments of approximately $118 million contingent upon the occurrence of certain future events. The Company elected the fair value option to account for this liability and uses a weighted discounted cash flow model to measure fair value. The fair value of the DOJ litigation settlement liability was $82 million at both March 31, 2015 and December 31, 2014, using a discount rate of 7.9 percent and 8.7 percent at March 31, 2015 and December 31, 2014, respectively. The undiscounted amount of the DOJ litigation settlement liability remains at $118 million at March 31, 2015.

The DOJ litigation settlement does not have any effect on FHA insured loans in the Company's portfolio, including loans classified as loans with government guarantees as discussed in Note 4 to the Consolidated Financial Statements, herein.

Litigation Accruals

As of March 31, 2015 and December 31, 2014, the Company's total accrual for contingent liabilities was $85 million and $86 million, respectively, including the legal proceedings and fair value liability relating to the DOJ litigation settlement.

Commitments

A summary of the contractual amount of significant commitments is as follows.

	March 31, 2015	December 31, 2014
	(Dollars in millions)
Commitments to extend credit
Mortgage loans (interest-rate lock commitments)	$3,953	$2,172
HELOC trust commitments	101	88
Other consumer commitments	9	7
Warehouse loan commitments	663	827
Standby and commercial letters of credit	10	10
Other commercial commitments	491	445

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

The Company enters into mortgage interest-rate lock commitments with its customers. These commitments are considered to be derivative instruments and changes in the fair value of these commitments are recorded in the Consolidated

Statements of Financial Condition as an other asset. Further discussion on derivative instruments is included in Note 8 - Derivative Financial Instruments.

The Company has unfunded commitments under its contractual arrangement with the HELOC securitization trusts to fund future advances on the underlying HELOC. Refer to further discussion of this issue as presented in Note 6 of the Notes to the Consolidated Financial Statements, herein.

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

These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the Consolidated Statements of Financial Condition. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company's exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company utilizes the same credit policies in making commitments and conditional obligations as it does for balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition established in the contract.

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation of the counterparties.

The Company maintains a reserve for letters of credit which is included in other liabilities, which represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The balance of $1 million for both March 31, 2015 and December 31, 2014, is reflected in other liabilities on the Consolidated Statements of Financial Condition.

Note 17 – Fair Value Measurements

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

Level 2 - Quoted prices for similar instruments in active markets, and other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

Level 3 - Unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Assets

Investment securities available-for-sale. These securities are comprised of U.S. government sponsored agencies and municipal obligations. The Company measures fair value using prices obtained from pricing services. A review is performed on the security prices received from the pricing services, which includes discussion and analysis of the inputs used by the pricing services to value our securities. Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase) and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including; quotes for similar fixed-income securities, matrix pricing, discounted cash flow using benchmark curves or other factors to determine fair value. U.S. government sponsored agency mortgage backed securities are classified within level 2 of the valuation hierarchy, U.S. government sponsored collateralized mortgage obligation securities are classified within level 2 of the valuation hierarchy and all other debt securities are classified within level 3 of the valuation hierarchy.

Loans held-for-sale. The Company generally estimates the fair value of loans held-for-sale based on quoted market prices for securities backed by similar types of loans. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair value of loans was computed by discounting cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral. These loans are classified as level 2.

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

The HELOC loans associated with the FSTAR 2005-1 and FSTAR 2006-2 securitization trusts have been recorded in the Consolidated Financial Statement as loans held-for-investment at fair value. The Company records these loans as a recurring level 3 valuation.

Also included in loans held-for-investment are the second mortgage loans associated with the previous FSTAR 2006-1 mortgage securitization trust. The loans are carried at fair value and valued using a discounted estimated net future cash flow model and therefore classified within the level 3 valuation hierarchy as the model utilizes significant inputs which are unobservable. See Note 6 - Variable Interest Entities ("VIEs") for additional information.

Repossessed assets. Repossessed assets are measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the repossessed asset. The fair value of repossessed assets, upon initial recognition, are estimated using level 3 inputs based on customized discounting criteria. The significant unobservable inputs used in the level 3 fair value measurements of the Company's impaired loans and repossessed assets primarily relate to internal valuations or analysis.

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

Other investments. The fair value of the reverse repurchase agreement is determined by cost, which approximates the fair value. The reverse repurchase agreement is guaranteed by a third party and secured by government and agency securities, which are held by a third party. In case of default, the Company would receive the collateral from the third party. The reverse repurchase agreement is included in other assets on the Consolidated Statements of Financial Condition.

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

Litigation settlement. Upon settlement of the DOJ litigation settlement, we elected the fair value option to account for the liability representing the remaining future payments. As of March 31, 2015 the remaining future payments totaled $118 million for which we use a discounted cash flow model to determine the current fair value. The model utilizes our forecast and considers multiple scenarios and possible outcomes that impact the timing of the additional payments which are discounted using a risk free rate adjusted for nonperformance risk that represents our credit risk. These scenarios are probability weighted and consider the view of an independent market participant to estimate the most likely fair value of the liability.

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

Assets and liabilities measured at fair value on a recurring basis

The following tables present the financial instruments carried at fair value as of March 31, 2015 and December 31, 2014, by caption on the Consolidated Statement of Financial Condition and by level in the valuation hierarchy (as described above).

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2015	(Dollars in millions)
Investment securities available-for-sale
Agency	$—	$1,280	$—	$1,280
Agency-collateralized mortgage obligations	—	1,015	—	1,015
Loans held-for-sale
Residential first mortgage loans	—	2,044	—	2,044
Loans held-for-investment
Residential first mortgage loans	—	26	—	26
Second mortgage loans	—	—	50	50
HELOC loans	—	—	113	113
Mortgage servicing rights	—	—	279	279
Derivative assets
Rate lock commitments	—	—	55	55
U.S. Treasury and euro dollar futures	3	—	—	3
Mortgage backed securities forwards	1	—	—	1
Interest rate swaps	—	7	—	7
Total derivative assets	4	7	55	66
Other investments	—	—	100	100
Total assets at fair value	$4	$4,372	$597	$4,973
Derivative liabilities
Forward agency and loans sales	$—	$(26)	$—	$(26)
Swap futures	(1)	—	—	(1)
Interest rate swaps	—	(8)	—	(8)
Total derivative liabilities	(1)	(34)	—	(35)
Warrant liabilities	—	(5)	—	(5)
Long-term debt	—	—	(70)	(70)
DOJ litigation settlement	—	—	(82)	(82)
Total liabilities at fair value	$(1)	$(39)	$(152)	$(192)

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2014	(Dollars in millions)
Investment securities available-for-sale
Agency	$—	$389	$—	$389
Agency-collateralized mortgage obligations	—	1,281	—	1,281
Municipal obligations	—	—	2	2
Loans held-for-sale
Residential first mortgage loans	—	1,196	—	1,196
Loans held-for-investment
Residential first mortgage loans	—	26	—	26
Second mortgage loans	—	—	53	53
HELOC loans	—	—	132	132
Mortgage servicing rights	—	—	258	258
Derivative assets
U.S. Treasury and euro dollar futures	7	—	—	7
Rate lock commitments	—	—	31	31
Mortgage backed securities forwards	2	—	—	2
Interest rate swaps	—	6	—	6
Total derivative assets	9	6	31	46
Other investments	—	—	100	100
Total assets at fair value	$9	$2,898	$576	$3,483
Derivative liabilities
Forward agency and loan sales	$—	$(13)	$—	(13)
U.S. Treasury and euro dollar futures	(1)	—	—	(1)
Interest rate swaps	—	(6)	—	(6)
Total derivative liabilities	(1)	(19)	—	(20)
Warrant liabilities	—	(6)	—	(6)
Long-term debt	—	—	(84)	(84)
DOJ litigation settlement	—	—	(82)	(82)
Total liabilities at fair value	$(1)	$(25)	$(166)	$(192)

The Company had no transfers of assets or liabilities recorded at fair value between fair value levels during the three months ended March 31, 2015 and 2014.

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

Fair value measurements using significant unobservable inputs

The tables below include a roll forward of the Consolidated Statement of Financial Condition amounts for the three months ended March 31, 2015 and 2014 (including the change in fair value) for financial instruments classified by the Company within level 3 of the valuation hierarchy.

		Recorded in Earnings		Recorded in OCI
Three Months Ended March 31, 2015	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases	Sales	Settlements	Balance at End of Period	Changes in Unrealized Gains / (Losses) Held at End of Period (3)
Assets	(Dollars in millions)
Other investments	$100.0	$—	$—	$—	$—	$—	$—	$100.0	$—
Investment securities available-for-sale (1)(2)
Municipal obligation	2.0	—	—	—	—	—	(2.0)	—	—
Loans held-for-investment
Second mortgage loans	53.1	—	0.4	—	—	—	(3.1)	50.4	(0.1)
HELOC loans	131.6	(4.1)	(0.3)	—	—	—	(14.7)	112.5	(1.6)
Mortgage servicing rights	257.8	(25.5)	—	—	67.9	(21.6)	—	278.6	(7.7)
Totals	$544.5	$(29.6)	$0.1	$—	$67.9	$(21.6)	$(19.8)	$541.5	$(9.4)
Liabilities
Long-term debt	$(83.8)	$—	$(1.5)	$—	$—	$—	$15.5	$(69.8)	$—
DOJ litigation settlement	(81.6)	0.1	—	—	—	—	—	(81.5)	—
Totals	$(165.4)	$0.1	$(1.5)	$—	$—	$—	$15.5	$(151.3)	$—
Derivative financial instruments (net)
Rate lock commitments	$30.7	$37.3	$—	$—	$97.9	$(97.0)	$(14.4)	$54.5	$17.2
Totals	$30.7	$37.3	$—	$—	$97.9	$(97.0)	$(14.4)	$54.5	$17.2

Three Months Ended March 31, 2014
Loans held-for-investment
Second mortgage loans	$64.7	$(0.4)	$0.4	$—	$—	$—	$(3.2)	$61.5	$—
HELOC loans	155.0	(1.9)	1.5	—	0.1	—	(4.0)	150.7	7.3
Mortgage servicing rights	284.7	(9.6)	—	—	51.0	(5.9)	—	320.2	(4.1)
Derivative financial instruments
Rate lock commitments	10.3	33.0	—	—	59.1	(64.9)	(16.2)	21.3	(0.6)
Totals	$514.7	$21.1	$1.9	$—	$110.2	$(70.8)	$(23.4)	$553.7	$2.6
Liabilities
Long-term debt	$(105.8)	$—	$(1.3)	$—	$—	$—	$5.4	$(101.7)	$1.3
DOJ litigation settlement	(93.0)	—	(1.0)	—	—	—	—	(94.0)	—
Totals	$(198.8)	$—	$(2.3)	$—	$—	$—	$5.4	$(195.7)	$1.3

(1)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in noninterest income.

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

The following tables present the quantitative information about recurring level 3 fair value financial instruments and the fair value measurements as of March 31, 2015 and December 31, 2014.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2015	(Dollars in millions)
Assets
Second mortgage loans	$50	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average	7.2% - 10.8% (9.0%) 9.3% - 13.9% (11.6%) 2.4% - 3.6% (3.0%)
HELOC loans	$112	Discounted cash flows	Yield Weighted average life (CPR) Weighted average life (CDR) Discount loss severity	8.2% - 12.3% (10.2%) 13.1% - 19.7% (16.4%) 16.7% - 25.0% (20.8%) 32.1% - 48.2% (40.2%)
Mortgage servicing rights	$279	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	7.0% - 10.5% (8.8%) 12.2% - 17.4% (14.9%) $67 - $88 ($78)
Derivative financial instruments
Rate lock commitments	$55	Consensus pricing	Origination pull-through rate	65.3% - 98.0% (81.7%)
Liabilities
Long-term debt	$(70)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Weighted average life	6.5% - 9.7% (8.1%) 26.2% - 39.3% (32.8%) 0.3 - 0.5 (0.4)
DOJ litigation settlement	$(82)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2014	(Dollars in millions)
Assets
Second mortgage loans	$53	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average	7.2% - 10.8% (9.0%) 11.3% - 17.0% (14.2%) 2.4% - 3.6% (3.0%)
HELOC loans	$132	Discounted cash flows	Yield Weighted average life (CPR) Weighted average life (CDR) Discount loss severity	8.0% - 12.0% (10.0%) 7.2% - 10.8% (9.0%) 6.6% - 9.9% (8.3%) 60.2% - 90.2% (75.2%)
Mortgage servicing rights	$258	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	7.1% - 10.7% (8.9%) 12.2% - 17.1% (15.0%) $67 - $88 ($78)
Derivative financial instruments
Rate lock commitments	$31	Consensus pricing	Origination pull-through rate	66.2% - 99.3% (82.7%)
Liabilities
Long-term debt	$(84)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Weighted average life	6.4% - 9.6% (8.0%) 16.0% - 24.0% (20.0%) 0.5 - 0.7 (0.6)
DOJ litigation settlement	$(82)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)

Recurring Significant Unobservable Inputs

The significant unobservable inputs used in the fair value measurement of the second mortgage loans associated with the FSTAR 2006-1 mortgage securitization trust are discount rates, prepayment rates, and default rates. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases in prepay rates in isolation result in a higher fair value and increases in default rates in isolation result in a lower fair value.

The significant unobservable inputs used in the fair value measurement of the HELOC securitization trusts are the yields, discount rates, prepayment rates, loss rates, and loss severity. For the assets, increases (decreases) in the yields in isolation would result in a lower (higher) fair value measurement; increases (decreases) in prepay rates in isolation would result in a higher (lower) fair value measurement; while increases (decreases) in defaults and loss severities in isolation would result in a lower (higher) fair value. For the liabilities, increases (decreases) in the discount rate in isolation would result in a lower (higher) fair value measurement; increases (decreases) in prepayment rates in isolation would result in a shorter (longer) weighted average life and ultimately a higher (lower) fair value measurement.

The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all the assumptions in isolation would result in a significantly lower (higher) fair value measurement. The fair value of MSRs is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The Company obtains third-party valuations of its MSRs on a quarterly basis to assess the reasonableness of the fair value calculated by the valuation model. In certain circumstances, based on the probability of the completion of a sale of MSRs pursuant to a bona-fide purchase offer, the Company considers the bid price of that offer and identifiable transaction costs in comparison to the calculated fair value and may adjust the estimate of fair value to reflect the terms of the pending transaction.

The key economic assumptions used in determining the fair value of those MSRs capitalized during the three months ended March 31, 2015 and 2014 periods were as follows.

	Three Months Ended March 31,
	2015	2014
Weighted-average life (in years)	7.3	7.8
Weighted-average constant prepayment rate	13.6%	12.2%
Weighted-average discount rate	10.8%	11.8%

The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows.

	March 31, 2015	December 31, 2014
Weighted-average life (in years)	6.7	6.6
Weighted-average constant prepayment rate	14.9%	15.0%
Weighted-average discount rate	10.5%	10.9%

The significant unobservable input used in the fair value measurement of the rate lock commitments is the pull through rate. The pull through rate is a statistical analysis of the Company's actual rate lock fallout history to determine the sensitivity of the residential mortgage loan pipeline compared to interest rate changes and other deterministic values. New market prices are applied based on updated loan characteristics and new fall-out ratios (i.e., the inverse of the pull through rate) are applied accordingly. Significant increases (decreases) in the pull through rate in isolation would result in a significantly higher (lower) fair value measurement.

The significant unobservable inputs used in the fair value measurement of the DOJ litigation settlement are future balance sheet and growth rate projections for overall asset growth, MSR growth, peer group return on assets and return on assets improvement. The current assumptions are based on management's approved, strategic performance targets beyond the current strategic modeling horizon (2015). The Bank's target asset growth rate post-2015 is based on growth in the balance sheet. Significant increases (decreases) in the Bank's growth rate in isolation could result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the Bank's MSR growth rate in isolation could result in a marginally lower (higher) fair value measurement. Significant increases (decreases) in the peer group's return on assets improvement in isolation could result in a marginally higher (lower) fair value measurement. Significant increases (decreases) in the Bank's return on assets improvement in isolation could result in a marginally higher (lower) fair value measurement.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are measured at the lower of cost or fair value and had a fair value below cost at the end of the period as summarized below.

Level 3
(Dollars in millions)
March 31, 2015
Impaired loans held-for-investment (1)
Residential first mortgage loans	$51
Repossessed assets (2)	16
Totals	$67
December 31, 2014
Impaired loans held-for-investment (1)
Residential first mortgage loans	$74
Repossessed assets (2)	19
Totals	$93

(1)
The Company recorded $3.5 million and $9.9 million in fair value losses on impaired loans (included in provision for loan losses on Consolidated Statements of Operations) during the three months ended March 31, 2015 and 2014, respectively.

(2)
The Company recorded $0.5 million in losses related to write downs of repossessed assets based on the estimated fair value of the specific assets during both the three months ended March 31, 2015 and 2014, and recognized a net loss of $0.2 million and a net gain of $0.8 million on sales of repossessed assets (both write downs and net gains/losses are included in assets resolution expense on the Consolidated Statements of Operations) during the three months ended March 31, 2015 and 2014, respectively.

The following tables present the quantitative information about non-recurring level 3 fair value financial instruments and the fair value measurements as of March 31, 2015 and December 31, 2014.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2015	(Dollars in millions)
Impaired loans held-for-investment
Residential first mortgage loans	$51	Fair value of collateral	Loss severity discount	35.0% - 45.0% (38.2%)
Repossessed assets	$16	Fair value of collateral	Loss severity discount	2.6% - 69.2% (45.8%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2014	(Dollars in millions)
Impaired loans held-for-investment
Residential first mortgage loans	$74	Fair value of collateral	Loss severity discount	35% - 47% (36.9%)
Repossessed assets	$19	Fair value of collateral	Loss severity discount	7% - 100% (45.4%)

Non-Recurring Significant Unobservable Inputs

The significant unobservable inputs used in the fair value measurement of the impaired loans and repossessed assets are appraisals or other third party price opinions which incorporate measures such as recent sales prices for comparable properties.

Fair Value of Financial Instruments

The following tables present the carrying amount and estimated fair value of financial instruments that are carried either at fair value or cost.

	March 31, 2015
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Financial Instruments
Assets
Cash and cash equivalents	$241	$241	$241	$—	$—
Other investments	100	100	—	—	100
Investment securities available-for-sale	2,295	2,295	—	2,295	—
Loans held-for-sale	2,097	2,137	—	2,137	—
Loans with government guarantees	704	683	—	683	—
Loans held-for-investment, net	4,378	4,259	—	26	4,233
Repossessed assets	17	17	—	—	17
Federal Home Loan Bank stock	155	155	155	—	—
Mortgage servicing rights	279	279	—	—	279
Derivative Financial Instruments
U.S. Treasury and euro dollar futures	3	3	3	—	—
Rate lock commitments	55	55	—	—	55
Mortgage back securities forwards	1	1	1	—	—
Interest rate swaps	7	7	—	7	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(4,819)	(4,614)	—	(4,614)	—
Certificates of deposit	(775)	(778)	—	(778)	—
Government deposits	(943)	(913)	—	(913)	—
Company controlled deposits	(1,012)	(1,008)	—	(1,008)	—
Federal Home Loan Bank advances	(1,625)	(1,625)	(1,625)	—	—
Long-term debt	(317)	(154)	—	(84)	(70)
Warrant liabilities	(5)	(5)	—	(5)	—
Litigation settlement	(82)	(82)	—	—	(82)
Derivative Financial Instruments
Forward agency and loan sales	(26)	(26)	—	(26)	—
Customer initiated derivative interest rate swaps	(8)	(8)	—	(8)	—
Swap futures	(1)	(1)	(1)	—	—

	December 31, 2014
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Financial Instruments
Assets
Cash and cash equivalents	$136	$136	$136	$—	$—
Other investments	100	100	—	—	100
Investment securities available-for-sale	1,672	1,672	—	1,670	2
Loans held-for-sale	1,244	1,196	—	1,196	—
Loans repurchased with government guarantees	1,128	1,094	—	1,094	—
Loans held-for-investment, net	4,151	3,998	—	26	3,972
Repossessed assets	19	19	—	—	19
Federal Home Loan Bank stock	155	155	155	—	—
Mortgage servicing rights	258	258	—	—	258
Derivative Financial Instruments
Customer initiated derivative interest rate swaps	6	6	—	6	—
U.S. Treasury futures	7	7	7	—	—
Forward agency and loan sales	—	—	—	—	—
Rate lock commitments	31	31	—	—	31
Agency forwards	2	2	2	—	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(4,565)	(4,291)	—	(4,291)	—
Certificates of deposit	(813)	(816)	—	(816)	—
Government accounts	(918)	(884)	—	(884)	—
Company controlled deposits	(773)	(770)	—	(770)	—
Federal Home Loan Bank advances	(514)	(514)	(514)	—	—
Long-term debt	(331)	(172)	—	(88)	(84)
Warrant liabilities	(6)	(6)	—	(6)	—
Litigation settlement	(82)	(82)	—	—	(82)
Derivative Financial Instruments
Customer initiated derivative interest rate swaps	(6)	(6)	—	(6)	—
U.S. Treasury futures	(1)	(1)	(1)	—	—
Forward agency and loan sales	(13)	(13)	—	(13)	—

The methods and assumptions used by the Company in estimating fair value of financial instruments which are required for disclosure only, are as follows:

Cash and cash equivalents. Due to their short-term nature, the carrying amount of cash and cash equivalents approximates fair value.

Loans with government guarantees. The fair value is estimated by using internally developed discounted cash flow models using market interest rate inputs as well as management’s best estimate of spreads for similar collateral.

Loans held-for-investment. The fair value is estimated using internally developed discounted cash flow models using market interest rate inputs as well as management’s best estimate of spreads for similar collateral.

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

	Three Months Ended March 31,
	2015	2014
Assets	(Dollars in millions)
Loans held-for-sale
Net gain on loan sales	$105.2	$63.0
Loans held-for-investment
Interest income on loans	$3.3	$—
Other noninterest income	(20.3)	(4.3)
Liabilities
Long-term debt
Other noninterest income	$14.7	$4.1
Litigation settlement
Other noninterest expense	$(0.1)	$(1.0)

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of March 31, 2015 and December 31, 2014 for assets and liabilities for which the fair value option has been elected.

	March 31, 2015			December 31, 2014
	(Dollars in millions)
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
Assets
Nonaccrual loans
Loans held-for-sale	$—	$—	$—	$—	$—	$—
Loans held-for-investment	12	5	(7)	11	5	(6)
Total nonaccrual loans	$12	$5	(7)	$11	$5	$(6)
Other performing loans
Loans held-for-sale	$1,957	$2,044	$87	$1,144	$1,196	$52
Loans held-for-investment	204	184	(20)	225	206	(19)
Total other performing loans	$2,161	$2,228	$67	$1,369	$1,402	$33
Total loans
Loans held-for-sale	$1,957	$2,044	$87	$1,144	$1,196	$52
Loans held-for-investment	216	189	(27)	236	211	(25)
Total loans	$2,173	$2,233	$60	$1,380	$1,407	$27
Liabilities
Long-term debt	$(72)	$(70)	$2	$(88)	$(84)	$4
Litigation settlement	N/A (1)	(82)	N/A (1)	N/A (1)	(82)	N/A (1)

(1)
Remaining principal outstanding is not applicable to the litigation settlement because it does not obligate the Company to return a stated amount of principal at maturity, but instead return $118 million based upon performance on the underlying terms in the Agreement.

Note 18 – Segment Information

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

The Mortgage Servicing segment services and subservices mortgage loans, on a fee basis, for others. Also, the Mortgage Servicing segment services, on a fee basis, residential mortgages held-for-investment by the Community Banking segment and mortgage servicing rights held by the Other segment. The Mortgage Servicing segment may also collect ancillary fees, such as late fees, and earns income through the use of noninterest-bearing escrows.

The Community Banking segment originates loans, provides deposits and fee based services to consumer, business, and mortgage lending customers through its Branch Banking, Business, and Commercial Banking, Government Banking, Warehouse Lending and Held-for-Investment Portfolio groups. Products offered through these teams include checking accounts, savings accounts, money market accounts, certificates of deposit, other services, consumer loans, commercial loans, and warehouse lines of credit. Other financial services available to consumer and commercial customers include lines of credit, revolving credit, customized treasury management solutions, equipment leasing, inventory, and accounts receivable lending and capital markets services such as interest rate risk protection products.

The Other segment includes the treasury functions, funding revenue associated with stockholders' equity, the impact of interest rate risk management, the impact of balance sheet funding activities, charges or credits of an unusual or infrequent nature that are not reflective of the normal operations of the operating segments, and miscellaneous other expenses of a corporate nature. Treasury functions include administering the investment securities portfolios, balance sheet funding, interest rate risk management and MSR asset valuation, hedging and sales into the secondary market. In addition, the Other segment includes revenue and expenses related to treasury and corporate assets and liabilities and equity not directly assigned or allocated to the Mortgage Originations, Mortgage Servicing or Community Banking operating segments.

Revenues are comprised of net interest income (before the provision for loan losses) and noninterest income. Noninterest expenses are fully allocated to each operating segment. Allocation methodologies may be subject to periodic adjustment as the internal management accounting system is revised and the business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

The following tables present financial information by business segment for the periods indicated.

	Three Months Ended March 31, 2015
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$16.2	$3.5	$38.4	$6.8	$64.9
Net gain on loan sales	96.1	—	(4.8)	—	91.3
Representation and warranty reserve - change in estimate	—	1.5	—	—	1.5
Other noninterest income	16.6	13.4	6.7	(11.2)	25.5
Total net interest income and noninterest income	128.9	18.4	40.3	(4.4)	183.2
Provision for loan losses	—	—	3.5	—	3.5
Asset resolution	—	(7.0)	(0.8)	—	(7.8)
Depreciation and amortization expense	(0.5)	(0.8)	(1.3)	(2.9)	(5.5)
Other noninterest expense	(55.3)	(27.2)	(38.8)	(2.4)	(123.7)
Total noninterest expense	(55.8)	(35.0)	(40.9)	(5.3)	(137.0)
Income (loss) before federal income taxes	73.1	(16.6)	2.9	(9.7)	49.7
Provision for federal income taxes	—	—	—	18.2	18.2
Net income (loss)	$73.1	$(16.6)	$2.9	$(27.9)	$31.5
Intersegment revenue	$7.7	$2.5	$(4.9)	$(5.3)	$—

Average balances
Loans held-for-sale	$1,801	$—	$41	$—	$1,842
Loans with government guarantees	—	865	—	—	865
Loans held-for-investment	—	—	4,167	126	4,293
Total assets	1,974	1,170	4,106	3,606	10,856
Interest-bearing deposits	—	—	5,985	—	5,985

	Three Months Ended March 31, 2014
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income (loss)	$12.2	$5.4	$34.7	$5.9	$58.2
Net gain on loan sales	47.4	—	(2.1)	—	45.3
Representation and warranty reserve - change in estimate	—	1.7	—	—	1.7
Other noninterest income	12.0	13.1	(13.5)	16.4	28.0
Total net interest income and noninterest income	71.6	20.2	19.1	22.3	133.2
Provision for loan losses	—	—	(112.3)	—	(112.3)
Asset resolution	—	(10.8)	(0.7)	—	(11.5)
Depreciation and amortization expense	(0.2)	(1.6)	(1.1)	(2.9)	(5.8)
Other noninterest expense	(53.5)	(22.9)	(42.1)	(3.5)	(122.0)
Total noninterest expense	(53.7)	(35.3)	(43.9)	(6.4)	(139.3)
Income (loss) before federal income taxes	17.9	(15.1)	(137.1)	15.9	(118.4)
Benefit for federal income taxes	—	—	—	(40.0)	(40.0)
Net income (loss)	$17.9	$(15.1)	$(137.1)	$55.9	$(78.4)
Intersegment revenue	$3.8	$5.0	$(2.1)	$(6.7)	$—

Average balances
Loans held-for-sale	$1,219	$—	$78	$—	$1,297
Loans with government guarantees	—	1,270	—	—	1,270
Loans held-for-investment	—	—	3,864	—	3,864
Total assets	1,363	1,415	3,928	2,602	9,308
Interest-bearing deposits	—	—	5,230	—	5,230

Note 19 – Restatement of Consolidated Statements of Cash Flows

The Company reclassified the reporting of certain cash flows as coming from operating, financing, and investing activities in the Consolidated Statements of Cash Flows for each of the quarterly periods in the year ended 2014. The primary cause of the reclassifications related to cash flows associated with our nonperforming loan sales that occurred throughout 2014, which were presented as cash flows provided by operating activities but should have been included in cash flows provided by investing activities consistent with the original balance sheet classification rather than their classification at the time of sale per ASC 230-45-12. These reclassifications have no impact on the total cash flows for the periods impacted or on the beginning or ending cash balances for any of these periods. We will continue to revise future quarters to restate the 2014 Consolidated Statements of Cash Flows as those quarters are presented. For a comparison of the as stated and restated amounts for the period ended March 31, 2014, see below.

	Three Months Ended March 31,
	2014
	(Unaudited)	(Unaudited)
	As Restated	As Reported
Operating Activities
Net loss	$(78.4)	$(78.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	112.3	112.3
Representation and warranty provision	(1.7)	(1.7)
Depreciation and amortization	5.6	5.8
Loss on fair value of mortgage servicing rights	*	9.6
Loss on fair value of long term debt	*	1.3
Deferred income taxes	(36.7)	*
Changes in fair value of MSRs, DOJ litigation settlement liability and long-term debt	11.9	*
Premium, change in fair value, and other non-cash changes	(136.2)	*
Net transaction costs on sales of mortgage servicing rights	*	(3.6)
Net gain on investment securities	*	(0.2)
Net gain on loan and asset sales	(48.4)	(48.3)
Net change in:
Proceeds from sales of loans held-for-sale ("HFS")	3,032.8	3,555.7
Origination and repurchase of loans, net of principal repayments	(4,686.4)	(5,296.0)
Decrease in repurchase loans with government guarantees, net of claims received	*	7.0
Decrease in accrued interest receivable	(3.2)	(3.2)
Decrease in other assets, excludes purchase of other investments	14.4	(16.1)
Increase in payable for mortgage repurchase option	*	(5.0)
Net charge-offs in representation and warranty reserve	(5.6)	(5.6)
Decrease in other liabilities	(41.9)	(41.2)
Net cash used in operating activities	(1,861.5)	(1,807.6)
Investing Activities
Proceeds from sale of available for sale securities including loans that have been securitized	1,909.0	*
Proceeds received from sale of investment securities available-for-sale	*	1,846.3
Collection of principal on investment securities available-for-sale	30.9	*
Repayment of investment securities available-for-sale	*	30.7
Purchase of investment securities available-for-sale and other	(205.6)	(205.5)
Proceeds received from the sale of held-for-investment loans ("HFI")	35.1	*
Origination and purchase of loans HFI, net of principal repayments	(312.6)	*
Net change from sales of loans held-for-investment	*	(276.4)
Principal repayments net of origination of loans held-for-investment	*	13.8
Proceeds from the disposition of repossessed assets	10.0	10.0
Acquisitions of premises and equipment, net of proceeds	(7.8)	(7.8)
Proceeds from the sale of mortgage servicing rights	11.7	5.7
Net cash provided by investing activities	1,470.7	1,416.8
Financing Activities
Net increase in deposit accounts	170.0	170.0
Net increase in Federal Home Loan Bank Advances	*	137.0
Proceeds from increases in Federal Home Loan Bank Advances	4,332.0	*
Repayment of Federal Home Loan Bank advances	(4,195.0)	*
Repayment of trust preferred securities and long-term debt	(5.4)	(5.4)
Net receipt of payments of loans serviced for others	24.9	24.9
Net receipt of escrow payments	3.0	3.0
Net cash provided by financing activities	329.5	329.5
Net decrease in cash and cash equivalents	(61.3)	(61.3)
Beginning cash and cash equivalents	280.5	280.5
Ending cash and cash equivalents	$219.2	$219.2
Supplemental disclosure of cash flow information
Interest paid on deposits and other borrowings	$6.4	$6.2
Income tax payments	$—	$0.3
Non-cash reclassification of loans originated HFI to loans HFS	$308.3	$281.0
Non-cash reclassification of mortgage loans originated HFS to HFI	$4.6	$4.6
Non-cash reclassification of mortgage loans HFS to AFS securities	$1,889.1	*
Mortgage servicing rights resulting from sale or securitization of loans	$51.0	$51.0
Loans held-for-investment transferred to repossessed assets	*	$16.0
* Line item caption changes. Activity has been reported under a new caption.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say "we," "us," or "our," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference to "we," "us," or "our" will include our wholly owned subsidiary Flagstar Bank, FSB (the "Bank").

FORWARD – LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business and performance, the economy and other future conditions, and forecasts of future events, circumstances and results. However, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies and other factors. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. The Company’s actual results or outcomes may vary materially from those expressed or implied in a forward looking statement. Accordingly, we cannot and do not provide you with any assurance that our expectations will in fact occur or that actual results will not differ materially from those expressed or implied by such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

Factors that could cause future results to differ materially from historical performance and these forward-looking statements include, but are not limited to, the following items:

(1)
General business and economic conditions, including unemployment rates, movements in interest rates, the slope of the yield curve, any increase in mortgage fraud and other related activity and changes in asset values in certain geographic markets, that affect us or our counterparties;

(2)
Volatile interest rates and our ability to effectively hedge against them, which could affect, among other things, (i) the overall mortgage business, (ii) our ability to originate or acquire loans and to sell assets at a profit, (iii) prepayment speeds, (iv) our cost of funds and (v) investments in mortgage servicing rights;

(3)	The adequacy of our allowance for loan losses and our representation and warranty reserves;

(4)	Changes in accounting standards generally applicable to us and our application of such standards, including the calculation of the fair value of our assets and liabilities;

(5)	Our ability to borrow funds, maintain or increase deposits or raise capital on commercially reasonable terms or at all, and our ability to achieve or maintain desired capital ratios;

(6)
Changes in material factors affecting our loan portfolio, particularly our residential mortgage loans, and the market areas where our business is geographically concentrated or further loan portfolio or geographic concentration;

(7)
Changes in, or expansion of, the regulation of financial services companies and government-sponsored housing enterprises, including new legislation, regulations, rulemaking and interpretive guidance, enforcement actions, the imposition of fines and other penalties by our regulators, the impact of existing laws and regulations, new or changed roles or guidelines of government-sponsored entities, changes in regulatory capital ratios, increases in deposit insurance premiums, and special assessments of the Federal Deposit Insurance Corporation;

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

(12)	Our ability to satisfy our mortgage servicing and subservicing obligations and manage repurchases and indemnity demands by mortgage loan purchasers, guarantors, and insurers;

(13)	The outcome and cost of defending current and future legal or regulatory litigation, proceedings, or investigations;

(14)
Our ability to create and maintain an effective risk management framework and effectively manage risk, including, among other things, market, interest rate, credit and liquidity risk, including risks relating to the cyclicality and seasonality of our mortgage banking business, litigation and regulatory risk, operational risk, counterparty risk, and reputational risk;

(15)	The control by, and influence of, our majority stockholder;

(16)
A failure of, interruption in or cybersecurity attack on our network or computer systems, which could impact our ability to properly collect, process, and maintain personal data, ensure ongoing mortgage and banking operations, or maintain system integrity with respect to funds settlement; and

(17)	Our ability to meet our forecasted earnings such that we would need to establish a valuation allowance against our deferred tax asset.

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

Please also refer to Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1A to Part II of this Quarterly Report on Form 10-Q, which are incorporated by reference herein, for further information on these and other factors affecting us.

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At March 31, 2015, our total assets were $11.6 billion, making us the largest bank headquartered in Michigan and one of the top 10 largest savings banks in the United States. Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBC." We are considered a controlled company for NYSE purposes, because MP Thrift Investments, L.P. ("MP Thrift") held approximately 63.1 percent of our common stock as of March 31, 2015.

Our Mortgage Originations segment originates or purchases residential mortgage loans throughout the country and sells them into securitization pools, primarily to Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Government National Mortgage Association ("Ginnie Mae") (collectively, the "Agencies") or as whole loans. The majority of our total loan originations during the three months ended March 31, 2015 represented mortgage loans that were collateralized by residential mortgages on single-family residences and were eligible for sale to the Agencies. Our revenue primarily consists of net gain on loan sales, loan fees and charges and interest income from residential mortgage loans held-for-sale. At March 31, 2015, we originated residential mortgage loans through our wholesale relationships with approximately 600 mortgage brokers and approximately 700 correspondents, which were located in all 50 states. At March 31, 2015, we also operated 16 home loan centers located in 11 states, which primarily originate one-to-four family residential mortgage loans as part of our Mortgage Originations segment. The combination of our home lending, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential mortgage loan products. We also originate mortgage loans through referrals from our branches, consumer direct call center and our website, flagstar.com.

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

Our Community Banking segment revenues include net interest income and fee-based income from community banking services, including a national warehouse lending business. At March 31, 2015, we operated 107 branches in Michigan. Through our branches, we gather deposits and offer consumer and commercial financial products and services to individuals and businesses. We leverage our branches to cross-sell loans, deposit products and other services to existing customers and to increase our customer base by attracting new customers.

At March 31, 2015, we had 2,680 full-time equivalent employees of which 165 were account executives and loan officers.

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions inherent in those policies are critical to an understanding of our Consolidated Financial Statements, in Item 1. Financial Statements herein. These policies relate to: (a) fair value measurements; (b) the determination of our allowance for loan losses; and (c) the determination of our representation and warranty reserve. We believe the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements, in Item 1. Financial Statements herein, are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements, in Item 1. Financial Statements herein, to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, which is available on our website, flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

Level 3 Financial Instruments

At March 31, 2015 and December 31, 2014, level 3 assets recorded at fair value on a recurring basis totaled $597 million and $576 million, or 5.2 percent and 5.8 percent of total assets, respectively, and consisted primarily of loans held-for-investment, MSRs, a reverse repurchase agreement investment and mortgage rate lock commitments. At March 31, 2015 and December 31, 2014, there were $152 million and $166 million level 3 liabilities recorded at fair value on a recurring basis, respectively, which primarily consisted of long-term debt and DOJ litigation settlement liability.

At March 31, 2015 and December 31, 2014, level 3 assets recorded at fair value on a non-recurring basis were $67 million and $93 million, respectively, and no level 3 liabilities were recorded at fair value on a non-recurring basis. The level 3 assets recorded at fair value on a non-recurring basis were 0.6 percent and 0.9 percent of total assets at March 31, 2015 and December 31, 2014, respectively, and consisted of residential first mortgage and commercial real estate impaired loans held-for-investment and repossessed assets.

Refer to Note 17 of the Notes to Consolidated Financial Statements, herein, for a further discussion of fair value measurements.

Selected Financial Ratios
(Dollars in millions, except share data)

	Three Months Ended March 31,
	2015	2014
Mortgage loans originated (1)	$7,254	$4,867
Mortgage loans sold and securitized	6,254	4,474
Interest rate spread	2.60%	2.87%
Net interest margin	2.75%	2.97%
Average common shares outstanding	56,385,454	56,194,184
Average fully diluted shares outstanding	56,775,039	56,194,184
Average interest earning assets	$9,422	$7,830
Average interest paying liabilities	$7,505	$6,363
Average stockholders' equity	$1,423	$1,445
Return (loss) on average assets	1.16%	(3.39)%
Return (loss) on average equity	8.85%	(21.85)%
Efficiency ratio	74.8%	104.6%
Equity-to-assets ratio (average for the period)	13.11%	15.52%
Charge-offs to average LHFI (2)	3.97%	1.36%

	March 31, 2015	December 31, 2014
Book value per common share	$20.43	$19.64
Number of common shares outstanding	56,436,026	56,332,307
Mortgage loans serviced for others	$27,046	$25,427
Mortgage loans subserviced for others	$44,708	$46,724
Weighted average service fee (basis points)	27.7	27.2
Capitalized value of mortgage servicing rights	1.03%	1.01%
Mortgage servicing rights to Tier 1 capital	22.2%	21.8%
Ratio of allowance for loan losses to LHFI (2)	5.69%	7.01%
Ratio of nonperforming assets to total assets	0.87%	1.42%
Equity-to-assets ratio	12.27%	13.95%
Common equity-to-assets ratio	9.96%	11.24%
Tier 1 leverage ratio (to adjusted total assets) (3)	12.02%	12.59%
Common Equity Tier 1 Capital ratio (to risk weighted assets) (3)	15.38%	N/A
Total risk-based capital ratio (to risk-weighted assets) (3)	22.61%	24.12%
Number of branches	107	107
Number of FTE employees	2,680	2,739

(1)	Includes residential first mortgage and second mortgage loans.

(2)	Excludes loans carried under the fair value option.

(3)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. We reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

Summary of Operations

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Net interest income	$64.9	$58.2
Provision (benefit) for loan losses	(3.5)	112.3
Total noninterest income	118.3	75.0
Total noninterest expense	137.0	139.3
Provision (benefit) for income taxes	18.2	(40.0)
Preferred stock accretion	—	(0.5)
Net income (loss) applicable to common stock	$31.5	$(78.9)

Our net income applicable to common stock for the three months ended March 31, 2015 was $31.5 million ($0.43 per diluted share), compared to a loss of $78.9 million (loss of $1.51 per share) for the three months ended March 31, 2014.

Net interest income increased $6.7 million for the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to higher average balances of warehouse loans, commercial loans, and investment securities available-for-sale. This was partially offset by higher interest expense resulting from increased retail deposits and higher Federal Home Loan Bank Advances.

Provision for loan losses decreased by $115.8 million for the three months ended March 31, 2015 as compared to the same period in 2014, primarily driven by the two changes in estimates, which occurred in the first quarter 2014: the evaluation of current data related to the loss emergence period related to our residential mortgage loan portfolio and the evaluation of the enhanced risk associated with payment resets relating to interest-only loans.

Noninterest income increased $43.3 million for the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to a $46.0 million increase in net gain on loan sales resulting from higher fall-out adjusted locks and improved gain on sales margins, driven by stronger market pricing and improved business performance. Fallout adjusted locks are mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

Noninterest expense decreased $2.3 million for the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to lower compensation and benefits resulting from a reduction in headcount, partially offset by higher loan processing expense related to higher mortgage originations.

Income tax provision increased $58.2 million for the three months ended March 31, 2015, as compared to the same period in 2014 primarily due to higher earnings before tax.

Net Interest Income

Net interest income is the amount we earn on the average balances of our interest-earning assets, less the amount we incur on the average balances of our interest-bearing liabilities. Interest income recorded on loans is reduced by the amortization of net premiums and net deferred loan origination costs.

Net interest income increased $6.7 million to $64.9 million for the three months ended March 31, 2015, as compared to $58.2 million for the three months ended March 31, 2014, primarily due to interest-earning asset growth, partially offset by an increase in interest-bearing liabilities. Net interest income represented 35.5 percent of our total revenue for the three months ended March 31, 2015, compared to 43.7 percent for the three months ended March 31, 2014.

Our net interest margin for the three months ended March 31, 2015 was 2.75 percent, as compared to 2.97 percent for the three months ended March 31, 2014. The decrease was driven primarily by increased higher rate Federal Home Loan Bank advances that provided more stable funding for planned loan growth and an increase in retail savings deposit accounts, partially offset by increased interest income resulting from higher average balances.

Interest income increased $12.9 million for the three months ended March 31, 2015 to $79.3 million, compared to $66.4 million during the three months ended March 31, 2014, primarily driven by higher average investment securities and higher average loans held-for-sale and loans held-for-investment resulting from higher loan demand. Average loans held-for-investment totaled $4.3 billion for the three months ended March 31, 2015, increasing $429 million or 11.1 percent compared to the three months ended March 31, 2014. The Company realized solid growth in warehouse, commercial real estate, and commercial loans.

Interest expense increased $6.2 million for the three months ended March 31, 2015 to $14.4 million, compared to $8.2 million for the three months ended March 31, 2014, primarily due to the increase in Federal Home Loan Bank advances and interest-bearing deposits. Average interest-bearing deposits were $6.0 billion during the three months ended March 31, 2015, increasing $755 million or 14.4 percent, compared to the three months ended March 31, 2014. Retail deposits increased $467 million, led by growth in savings deposits, partially offset by a decline in certificates of deposit. Average Federal Home Loan Bank advances were $1.2 billion for the three months ended March 31, 2015, an increase of $275 million compared to the three months ended March 31, 2014. During the three months ended March 31, 2015, there was a reduction in the rates due to increased borrowing costs as we lengthened Federal Home Loan Bank borrowings to provide more stable funding for planned loan growth and improve our interest rate sensitivity. The average cost of interest-bearing liabilities increased 26 basis points to 0.78 percent for the three months ended March 31, 2015 from 0.52 percent for the three months ended March 31, 2014.

The following table presents on a consolidated basis interest income from average assets and liabilities, expressed in dollars and yields.

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$1,842	$18.5	4.01%	$1,297	$13.7	4.21%
Loans with government guarantees	865	5.3	2.45%	1,270	7.9	2.50%
Loans held-for-investment
Consumer loans (1)	2,615	25.1	3.85%	2,914	28.0	3.84%
Commercial loans (1)	1,678	16.6	3.95%	950	9.1	3.83%
Total loans held-for-investment	4,293	41.7	3.89%	3,864	37.1	3.84%
Investment securities	2,113	13.6	2.58%	1,173	7.5	2.57%
Interest-earning deposits	309	0.2	0.44%	226	0.2	0.26%
Total interest-earning assets	9,422	79.3	3.37%	7,830	66.4	3.39%
Other assets	1,434			1,478
Total assets	$10,856			$9,308
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$424	$0.1	0.14%	$420	$0.1	0.14%
Savings deposits	3,561	6.8	0.77%	2,875	3.4	0.47%
Money market deposits	257	0.2	0.25%	280	0.1	0.18%
Certificates of deposit	787	1.3	0.67%	987	1.8	0.74%
Total retail deposits	5,029	8.4	0.67%	4,562	5.4	0.48%
Government deposits
Demand deposits	225	0.2	0.39%	122	0.1	0.34%
Savings deposits	374	0.5	0.52%	209	0.2	0.41%
Certificates of deposit	357	0.3	0.35%	337	0.3	0.28%
Total government deposits	956	1.0	0.43%	668	0.6	0.33%
Total Deposits	5,985	9.4	0.63%	5,230	6.0	0.46%
Federal Home Loan Bank Advances	1,161	3.2	1.08%	886	0.5	0.24%
Other	359	1.8	2.39%	247	1.7	2.67%
Total interest-bearing liabilities	7,505	14.4	0.78%	6,363	8.2	0.52%
Noninterest-bearing deposits (2)	1,383			979
Other liabilities	545			521
Stockholders’ equity	1,423			1,445
Total liabilities and stockholders' equity	$10,856			$9,308
Net interest-earning assets	$1,917			$1,467
Net interest income		$64.9			$58.2
Interest rate spread (3)			2.60%			2.87%
Net interest margin (4)			2.75%			2.97%
Ratio of average interest-earning assets to interest-bearing liabilities			125.5%			123.1%

(1)	Consumer loans include: residential first mortgage, second mortgage, HELOC, and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and warehouse lines.

(2)	Includes company controlled deposits that arise due to the servicing of loans for others, which do not bear interest.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31,
	2015 Versus 2014 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$(0.9)	$5.7	$4.8
Loans with government guarantees	(0.1)	(2.5)	(2.6)
Loans held-for-investment
Consumer loans (1)	—	(2.9)	(2.9)
Commercial loans (2)	0.5	7.0	7.5
Total loans held-for-investment	0.5	4.1	4.6
Securities available-for-sale or trading	—	6.0	6.0
Interest-earning deposits and other	—	0.1	0.1
Total other interest-earning assets	$(0.5)	$13.4	$12.9
Interest-Bearing Liabilities
Demand deposits	$—	$—	$—
Savings deposits	2.6	0.8	3.4
Money market deposits	—	0.1	0.1
Certificates of deposit	(0.1)	(0.4)	(0.5)
Total retail deposits	2.5	0.5	3.0
Demand deposits	—	0.1	0.1
Savings deposits	0.1	0.2	0.3
Certificates of deposits	—	—	—
Total government deposits	0.1	0.3	0.4
Total deposits	2.6	0.8	3.4
Federal Home Loan Bank advances	2.4	0.3	2.7
Other	(0.2)	0.3	0.1
Total interest-bearing liabilities	$4.8	$1.4	$6.2
Change in net interest income	$(5.3)	$12.0	$6.7

(1)	Consumer loans include residential first mortgage, second mortgage, HELOC, and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and warehouse lending.

Provision for Loan Losses

The (benefit) provision for loan losses was $(3.5) million for the three months ended March 31, 2015, an improvement from the provision of $112.3 million for the three months ended March 31, 2014. The decrease in the provision for loan losses was primarily due to two changes in estimates that occurred in the first quarter 2014, which increased the provision: the evaluation of data related to the loss emergence period related to the portfolio of residential loans and the evaluation of the risk associated with payment resets relating to the residential mortgage interest-only loans. The decrease also included a net reduction in the allowance relating to troubled debt restructuring loans which were sold during the three months ended March 31, 2015, partially offset by an increase in provision related to an increase of $429 million in the average loan held-for-investment loan portfolio.

Net charge-offs for the three months ended March 31, 2015 totaled $40.5 million, compared to $12.3 million for the three months ended March 31, 2014. The increase was primarily due to the charge-off of allowance assigned to loans sold during the three months ended March 31, 2015. As a percentage of the average loans held-for-investment, annualized net charge-offs for the three months ended March 31, 2015 increased to 3.97 percent from 1.36 percent for the three months ended March 31, 2014. During the three months ended March 31, 2015 and 2014, the annualized net charge-offs as a percentage of the average loans held-for-investment were 0.45 percent and 1.11 percent, respectively, excluding the the charge-offs related to the loan sales of $36.0 million and $2.3 million, respectively.

See the section captioned "Allowance for Loan Losses" in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The following table sets forth the components of our noninterest income.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Net gain on loan sales	$91.3	$45.3
Loan fees and charges	17.0	12.3
Deposit fees and charges	6.1	4.8
Loan administration income	4.3	7.0
Net return on mortgage servicing asset	(2.4)	16.1
Net gain on sale of assets	(0.4)	2.2
Representation and warranty provision	1.5	1.7
Other noninterest income	0.9	(14.4)
Total noninterest income	$118.3	$75.0

Total noninterest income was $118.3 million during the three months ended March 31, 2015, which was a $43.3 million increase from $75.0 million of noninterest income during the three months ended March 31, 2014. The increase during the three months ended March 31, 2015, was led by higher net gain on loan sales, partially offset by a decrease in the net return on the mortgage servicing asset and a reduction in the fair value of securitized home equity lines of credit ("HELOCs").

Net gain on loan sales increased $46.0 million during the three months ended March 31, 2015, from the three months ended March 31, 2014. The increase in gain on loan sales was primarily due to higher fall-out adjusted locks and improved gain on sales margins, driven by stronger market pricing and improved business performance. For the three months ended March 31, 2015, the fall-out adjusted mortgage rate lock commitments increased to $7.2 billion, compared to $4.9 billion in the three months ended March 31, 2014. The provision for representation and warranty reserve included in net gain on loan sales reflects our initial estimate of losses on probable mortgage repurchases arising from current loan sales and amounted to $1.9 million for the three months ended March 31, 2015, compared to $1.2 million during the three months ended March 31, 2014.

For the three months ended March 31, 2015 loan fees and charges increased $4.7 million to $17.0 million, as compared to $12.3 million for the three months ended March 31, 2014. The increase in loan fees and charges during the three months ended March 31, 2015 is primarily due to an increase in total loan originations to $7.3 billion, compared to $5.0 billion in the three months ended March 31, 2014.

Loan administration income decreased $2.7 million to $4.3 million for the three months ended March 31, 2015, compared to $7.0 million for the three months ended March 31, 2014. The decrease was primarily due to charges attributable to pool payoffs arising from higher prepayments in the Company’s mortgage servicing portfolio during the first quarter 2015. The total unpaid principal balance of loans subserviced for others at March 31, 2015 was $44.7 billion, compared to $39.6 billion at March 31, 2014.

Net return on mortgage servicing asset decreased to a loss of $2.4 million for the three months ended March 31, 2015, compared to income of $16.1 million during the three months ended March 31, 2014. The decrease was primarily a result of an increase in anticipated run-off speeds due to lower interest rates and reduced net hedge loss related to an increase in market implied volatility. We had a total average balance of loans serviced for others of $26.5 billion for the three months ended March 31, 2015 and $27.9 billion for the three months ended March 31, 2014,

Other noninterest income increased to $0.9 million during the three months ended March 31, 2015, compared to a loss of $14.4 million during the three months ended March 31, 2014. The increase was primarily due to the first quarter 2014 adjustment of $21.1 million to the fair value of performing repurchased loans, partially offset by a $5.5 million reduction in the fair value of securitized HELOCs.

The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period.

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in millions)
Net gain on loan sales	$91.3	$53.5	$52.2	$54.8	$45.3
Mortgage rate lock commitments (gross)	$9,035	$7,605	$7,713	$8,188	$6,040
Loans sold and securitized	$6,254	$6,831	$7,072	$6,030	$4,474
Net margin on loan sales	1.46%	0.78%	0.74%	0.91%	1.01%
Mortgage rate lock commitments (fallout adjusted) (1)	$7,185	$6,156	$6,304	$6,693	$4,854
Net margin on mortgage rate lock commitments (fallout adjusted) (1)	1.27%	0.87%	0.83%	0.82%	0.93%

(1)
Fallout adjusted locks are mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

Noninterest Expense

The following table sets forth the components of our noninterest expense.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Compensation and benefits	$60.8	$65.6
Commissions	10.4	7.2
Occupancy and equipment	19.9	20.4
Asset resolution	7.8	11.5
Federal insurance premiums	5.5	5.0
Loan processing expense	11.7	7.7
Legal and professional expense	9.0	11.3
Other noninterest expense	11.9	10.6
Total noninterest expense	$137.0	$139.3
Efficiency ratio	74.8%	104.6%

The $4.8 million decrease in compensation and benefits expense for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, is primarily due to a reduction in headcount, partially offset by an increase in incentive compensation from higher mortgage volume. Our full-time equivalent employees decreased from 2,798 at March 31, 2014 to 2,680 at March 31, 2015.

Commissions expense, which is a variable cost associated with loan originations, increased $3.2 million to $10.4 million during the three months ended March 31, 2015, compared to $7.2 million in the three months ended March 31, 2014. The increase in commissions is primarily due to higher loan originations during the three months ended March 31, 2015. Loan originations increased to $7.3 billion for the three months ended March 31, 2015 from $5.0 billion in the three months ended March 31, 2014.

Asset resolution expenses decreased $3.7 million during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to the on-going efforts to improve asset quality and de-risk the balance sheet.

During the three months ended March 31, 2015 loan processing expense increased $4.0 million to $11.7 million, compared to $7.7 million for the three months ended March 31, 2014, primarily due to higher loan originations.

Provision for Income Taxes

Our provision for income taxes for the three months ended March 31, 2015 was $18.2 million, compared to a benefit of $40.0 million during the three months ended March 31, 2014. The Company’s effective tax rate for the three months ended March 31, 2015 was an effective tax provision rate of 36.6 percent, compared to a benefit rate of 33.8 percent for the three months ended March 31, 2014. The difference between the effective tax rate and the statutory tax rate of 35 percent is primarily due to non-taxable income and expense items, primarily the non-taxable impact of changes related to our warrants.

See Note 14 of the Notes to the Consolidated Financial Statements.

OPERATING SEGMENTS

Overview

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 18 of the Notes to Consolidated Financial Statements, herein, for a full understanding of our consolidated financial performance.

The net income (loss) by operating segment is presented in the following table.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Mortgage Originations	$73.1	$17.9
Mortgage Servicing	(16.6)	(15.1)
Community Banking	2.9	(137.1)
Other	(27.9)	55.9
Total net income	$31.5	$(78.4)

Mortgage Originations

Our Mortgage Originations segment originates, acquires and sells one-to-four family residential mortgage loans. We sell substantially all of the residential mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities with the agencies. During 2014 and continuing into 2015 we remained one of the country's leading mortgage loan originators. We utilize three production channels to originate or acquire mortgage loans: home lending (also referred to as "retail"), as well as brokers and correspondents (also collectively referred to as "wholesale"). Each production channel originates mortgage loan products which are underwritten to the same standards. We expect to continue to leverage technology to streamline the mortgage origination process, thereby bringing service and convenience to brokers and correspondents. Sales support offices are maintained to assist brokers and correspondents nationwide. We also continue to make available to our customers various Web-based tools that facilitate the mortgage loan origination process through each of our production channels. Brokers and correspondents are able to register and lock loans, check the status of inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Funding for our Mortgage Originations segment is provided primarily by deposits and borrowings obtained by our Community Banking segment.

Home Lending. In a home lending transaction, loans are originated through a nationwide network of stand-alone home loan centers, as well as referrals from our Community Banking segment and the national direct to consumer call center. When loans are originated on a retail basis, most aspects of the lending process are completed internally including the origination documentation (inclusive of customer disclosures) as well as the funding of the transactions. At March 31, 2015 we maintained 16 loan origination centers (including 4 in Michigan and 12 outside of Michigan). At the same time, our centralized loan processing provides efficiencies and allows lending sales staff to focus on originations.

Broker. In a broker transaction, an unaffiliated bank or mortgage brokerage company completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards, and we supply the funding for the loan at closing (also known as "table funding") thereby becoming the lender of record. Currently, we have active broker relationships with approximately 600 banks, credit unions and mortgage brokerage companies located in all 50 states.

Correspondent. In a correspondent transaction, an unaffiliated bank or mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at a market price. We do not acquire loans from correspondents on a bulk basis without prior review. Instead, we perform a full review of each loan, purchasing only those that were originated in accordance with our underwriting guidelines. We have active correspondent relationships with approximately 700 companies, including banks, credit unions and mortgage companies located in all 50 states.

As of March 31, 2015, we ranked in the top 10 mortgage lenders nationwide based on our residential first mortgage loan originations. The following tables disclose residential first mortgage loan originations by channel, type and mix for each respective period.

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in millions)
Home Lending Centers	$393	$328	$349	$291	$226
Broker	1,829	1,483	1,498	1,267	1,091
Correspondent	5,026	4,788	5,333	4,385	3,546
Total	$7,248	$6,599	$7,180	$5,943	$4,863

Purchase originations	$2,647	$3,543	$4,460	$3,854	$2,797
Refinance originations	4,601	3,056	2,720	2,089	2,066
Total	$7,248	$6,599	$7,180	$5,943	$4,863

Conventional	$4,616	$4,108	$4,392	$3,707	$2,951
Government	1,351	1,556	1,854	1,508	1,216
Jumbo	1,281	935	934	728	696
Total	$7,248	$6,599	$7,180	$5,943	$4,863

The following table sets forth the net income of the Mortgage Originations segment.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Net interest income	$16.2	$12.2
Loan fees and charges	14.3	10.7
Net gain on loan sales	96.1	47.4
Other noninterest income	2.3	1.3
Compensation and benefits	(17.8)	(21.6)
Commissions	(10.4)	(7.3)
Loan processing expense	(4.8)	(3.1)
Other noninterest expense	(22.8)	(21.7)
Net income	$73.1	$17.9
Average balances
Total loans held-for-sale	$1,801	$1,219
Total assets	1,974	1,363

The Mortgage Originations segment net income increased $55.5 million during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. This increase was primarily due to an increase in net gain on loans sales as a result of higher mortgage activity. Net interest income increased to $16.2 million for the three months ended March 31, 2015, compared to $12.1 million for the three months ended March 31, 2014, primarily due to higher average balances of loans held-for-sale. Net loan fees and charges increased to $14.3 million for the three months ended March 31, 2015, compared to $10.7 million for the three months ended March 31, 2014, primarily due to higher mortgage volume. The increase in net gain on loan sales during the three months ended March 31, 2015, compared to the three months ended March 31, 2014 was primarily due to higher fall-out adjusted locks and improved gain on sales margins primarily driven by stronger market pricing power and improved business performance.

Compensation and benefits decreased to $17.8 million for the three months ended March 31, 2015, compared to $21.6 million for the three months ended March 31, 2014, primarily due to a reduction in headcount. The increases in commissions and loan processing expense were primarily due to higher mortgage volume during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

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

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Net interest income	$3.5	$5.4
Loan administration	10.6	11.8
Representation and warranty provision	1.5	1.7
Other noninterest income	2.8	1.3
Compensation and benefits	(4.2)	(3.7)
Asset resolution	(7.0)	(10.8)
Loan processing expense	(5.8)	(4.0)
Other noninterest expense	(18.0)	(16.8)
Net income	$(16.6)	$(15.1)
Average balances
Total loans with government guarantees	$865	$1,270
Total assets	1,170	1,415

The Mortgage Servicing segment reported a net loss of $16.6 million for the three months ended March 31, 2015, compared to a net loss of $15.1 million for the three months ended March 31, 2014, primarily due to a decrease in interest income from lower average balances in loans with government guarantees and an increase in other noninterest expense due to higher technology and compliance costs, partially offset by a decrease in asset resolution.

Compensation and benefits increased to $4.2 million for the three months ended March 31, 2015, as compared to $3.7 million for the three months ended March 31, 2014, primarily due to an increase in temporary help expense. During the three months ended March 31, 2015, other noninterest expense increased to $18.0 million, compared to $16.8 million for the three months ended March 31, 2014, primarily due to an increase in consulting expenses.

Average loans with government guarantees decreased $405 million during the three months ended March 31, 2015 to $865 million, compared to $1.3 billion during the three months ended March 31, 2014, primarily due to $329 million of repossessed assets and claims that were reclassified from loans with government guarantees to other assets as a result of the adoption of ASU Update No. 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40).

Servicing of residential mortgage loans for third parties generates fee income and represents a significant business activity. At March 31, 2015 and December 31, 2014, we serviced portfolios of mortgage loans of $27.0 billion and $25.4 billion, respectively. We had a total average balance of serviced mortgage loans of $26.5 billion for the three months ended March 31, 2015 and $27.9 billion for the three months ended March 31, 2014, which generated servicing fee revenue of $3.6 million and $4.4 million, respectively.

At March 31, 2015 and December 31, 2014, we subserviced portfolios of mortgage loans of $44.7 billion and $46.7 billion, respectively. We had a total average balance of subserviced mortgage loans of $45.5 billion for the three months ended March 31, 2015 and $39.9 billion for the three months ended March 31, 2014, which generated servicing fee revenue of $5.5 million and $4.6 million, respectively.

The following table presents the unpaid principal balance (net of write downs) of residential loans serviced and the number of accounts associated with those loans.

	March 31, 2015		December 31, 2014
	Amount	Number of accounts	Amount	Number of accounts
	(Dollars in millions)
Residential loan servicing
Serviced for own loan portfolio (1)	$4,933	27,235	$4,521	26,268
Serviced for others	27,046	126,393	25,427	117,881
Subserviced for others (2)	44,708	231,223	46,724	238,498
Total residential loans serviced (2)	$76,687	384,851	$76,672	382,647

(1)	Includes loans held-for-investment (residential first mortgage, second mortgage, and HELOC), loans held-for-sale (residential first mortgage), loans with government guarantees and repossessed assets.

(2)	Does not include temporary short-term subservicing performed as a result of sales of servicing-released mortgage servicing rights. Includes repossessed assets.

Community Banking

Our Community Banking segment consists primarily of four groups: Branch Banking, Commercial and Business Banking, Warehouse Lending and Held-for-Investment Portfolio. The groups within the Community Banking segment originate consumer loans, commercial loans and warehouse loans; accept consumer, business, and governmental deposits; and offer investment and insurance services, liquidity management products, and capital markets services. The liquidity management products include customized treasury management solutions and international wire services. Capital market services that allow for risk mitigation are offered through interest rate swap products. At March 31, 2015, Branch Banking included 107 branches located throughout Michigan. Commercial and Business Banking includes relationship and portfolio managers throughout Michigan's major markets. Warehouse Lending offers lines of credit to other mortgage lenders, allowing those lenders to fund the closing of residential first mortgage loans.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Net interest income	$38.4	$34.7
Provision (benefit) for loan losses	3.5	(112.3)
Deposit fees and charges	6.0	4.8
Other noninterest (loss)	(4.1)	(20.4)
Compensation and benefits	(13.0)	(15.5)
Federal insurance premiums	(3.5)	(3.4)
Other noninterest expense	(24.4)	(25.0)
Net income (loss)	$2.9	$(137.1)
Average balances
Total loans held-for-investment	$4,167	$3,864
Total assets	4,106	3,928
Total interest-bearing deposits	5,985	5,230

During the three months ended March 31, 2015, the Community Banking segment reported net income of $2.9 million, compared to a net loss of $137.1 million for the three months ended March 31, 2014, primarily due to a reduction in provision for loan losses and an improvement in other noninterest (loss).

Net interest income increased $3.7 million during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to higher average commercial and warehouse loans.

The provision for loan losses improved to a benefit of $3.5 million during the three months ended March 31, 2015, compared to a provision of $112.3 million during the three months ended March 31, 2014. For the three months ended March 31, 2015, the $3.5 million benefit was primarily attributable to the reduction of reserves relating to troubled debt restructuring loans, partially offset by an increase in provision related to growth in the loan portfolio. The provision for the three months ended March 31, 2014 was primarily driven by two changes in estimates: the evaluation of current data related to the loss emergence period and the evaluation of the enhanced risk associated with payment resets relating to the interest-only loans.

Other noninterest income (loss) decreased $16.3 million during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to the first quarter 2014 adjustment to the originally recorded fair value of performing repurchased loans.

Total noninterest expense decreased $3.0 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, due to decreases in compensation and benefits and advertising.

Other

The Other segment includes treasury functions, income and expense impact of equity and cash, the effect of eliminations of transactions between segments, tax benefits not assigned to specific operating segments, the funding revenue associated with stockholders' equity, charges or credits of an unusual or infrequent nature that are not reflective of the normal operations of the operating segments and miscellaneous other expenses of a corporate nature. The treasury functions include administering the investment portfolio, balance sheet funding, interest rate risk management and MSR asset valuation, hedging, and sales into the secondary market.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Net interest income	$6.8	$5.9
Loan administration	(5.3)	9.0
Net return on mortgage servicing asset	(2.3)	3.6
Other noninterest income	(3.5)	3.8
Noninterest expense	(5.3)	(6.4)
Income (loss) before taxes	(9.7)	15.9
Provision (benefit) for income taxes	18.2	(40.0)
Net (loss) income	$(27.9)	$55.9
Average balances
Total investment securities available-for-sale	$2,113	$1,173
Total assets	3,606	2,602
Total interest-bearing debt	1,520	1,133

Net interest income includes interest on the investment securities portfolios, debt, and the net impact of derivatives used to hedge interest rate sensitivity. Noninterest income includes servicing fees from MSRs net of a loan administration fee to the Mortgage Servicing segment to service the loan and the impact of hedging (see Note 11 of the Notes to the Consolidated Financial Statements, herein, for additional information regarding MSRs), gains or losses on the sale of MSRs, trading asset gains or losses and other treasury related items. Noninterest income also includes insurance income and miscellaneous fee income not allocated to other operating segments. Noninterest expense includes treasury operating expenses, certain corporate administrative and other miscellaneous expenses not allocated to other operating segments. The provision for income taxes is not allocated to the operating segments as new corporate income tax liability will not occur until after the utilization of the existing deferred tax assets.

For the three months ended March 31, 2015, the Other segment net loss increased by $83.9 million, compared to the three months ended March 31, 2014. The increase was primarily due to the $58.2 million increase in tax provision and the $27.6 million decrease in total noninterest income. Noninterest income decreased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to an $18.1 million decrease in the net return on mortgage servicing asset resulting from higher anticipated run-off speeds related to elevated mortgage refinance volumes and net hedge loss related to an increase in market implied volatility. Other noninterest income also decreased $7.4 million primarily due to a $5.8 million reduction in the fair value of securitized HELOCs and loan administration decreased by $2.1 million due to charges attributable to pool payoffs arising from higher prepayments in the MSR portfolio during the first quarter 2015.

We sold MSRs related to $27.0 billion of loans serviced for others on a bulk basis, including $2.6 billion during the three months ended March 31, 2015. We incurred $1.8 million of net transaction costs on the sale of our MSRs during the three months ended March 31, 2015, which is included in net return on mortgage servicing asset on the Consolidated Statements of Operations.

RISK MANAGEMENT

Like all financial services companies, we engage in business activities and assume the related risks. The risks we are subject to in the normal course of business, include, but are not limited to, credit, regulatory compliance, legal, reputation, liquidity, market, operational and strategic. Our risk management activities are focused on ensuring we properly identify, measure, and manage such risks across the entire enterprise to maintain safety and soundness, and maximize profitability. We hold capital to protect from the risk of unexpected loss.

A comprehensive discussion of risk management and capital matters affecting us can be found in the Risk Factors section included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. Some of the more significant processes used to manage and control credit, liquidity, market, operational, and capital risks are described in the following paragraphs.

Credit Risk

Credit risk is the risk of loss to us arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, we make loans, extend credit, purchase securities, and enter into financial derivative contracts, all of which have related credit risk. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending.

Loans held-for-sale

At March 31, 2015, we held loans held-for-sale of $2.1 billion, which increased from the $1.2 billion held at December 31, 2014. The increase was primarily due to an increase in mortgage loan originations driven by an increase in refinance activity due to lower mortgage interest rates. For further information on loans held-for-sale, see Note 3 of the Notes to the Consolidated Financial Statements.

Loans held-for-investment

Loans held-for-investment increased from $4.4 billion at December 31, 2014, to $4.6 billion at March 31, 2015, primarily due to increases in warehouse loans. Warehouse loans increased $314 million, primarily the result of increased mortgage origination activity and overall market share improvement driven predominantly by an increase in the funding of loans purchased by other investors. This increase was partially offset by a decrease in residential first mortgage loans, primarily due to loan sales and continuing amortization of our legacy residential loan portfolio.

Loans held-for-investment includes $189 million and $211 million of loans valued under the fair value option at March 31, 2015 and December 31, 2014, respectively.

For information relating to the concentration of credit of our loans held for investment, see Note 5 of the Notes to the Consolidated Financial Statements, herein.

Residential first mortgage loans. At March 31, 2015, most of our held-for-investment residential first mortgage loans had been originated in 2008 or prior years with underwriting criteria that varied by product and with the standards in place at the time of origination. Loans originated after 2008 generally satisfy specific criteria for sale into securitization pools insured by the agencies or were repurchased from the agencies subsequent to such sales.

At March 31, 2015, the largest geographic concentrations of our residential first mortgage loans in our held-for-investment portfolio were in California, Florida and Michigan, which represented 56.9 percent of such loans outstanding.

The following table identifies our held-for-investment mortgages by major category, at March 31, 2015 and December 31, 2014.

	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated(3)
March 31, 2015	(Dollars in millions)
Residential first mortgage loans
Amortizing	$1,449	3.74%	728	735	289	72.8%	66.2%
Interest-only	552	3.66%	728	739	263	73.6%	79.4%
Other (4)	13	3.39%	705	741	278	68.9%	67.9%
Total residential first mortgage loans	$2,014	3.70%	728	736	282	73.0%	70.0%

December 31, 2014
Residential first mortgage loans
Amortizing	$1,540	3.79%	714	715	292	75.7%	70.6%
Interest-only	628	3.63%	727	738	263	74.0%	80.1%
Other (4)	34	3.19%	714	715	282	69.9%	87.4%
Total residential first mortgage loans	$2,202	3.73%	718	721	283	75.2%	73.6%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the three months ended March 31, 2015.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2014.

(4)	Primarily includes Option ARMs.

The following table identifies our held-for-investment mortgages by major category, at March 31, 2015.

March 31, 2015	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
	(Dollars in millions)
Residential first mortgage loans
Amortizing
3/1 ARM	$103	3.43%	703	719	233	75.4%	61.9%
5/1 ARM	620	3.24%	730	746	270	72.0%	63.0%
7/1 ARM	281	3.42%	764	774	350	67.8%	64.4%
Other ARM	28	3.52%	711	728	238	76.5%	59.0%
Fixed mortgage loans	417	4.78%	707	698	294	76.6%	73.8%
Total amortizing	1,449	3.74%	728	735	289	72.8%	66.2%
Interest-only
3/1 ARM	75	3.24%	730	729	247	74.3%	78.3%
5/1 ARM	312	3.06%	723	740	260	74.7%	82.2%
7/1 ARM	30	2.74%	731	736	265	74.5%	85.2%
Other ARM	47	3.11%	752	765	308	63.8%	58.4%
Other interest-only	88	6.53%	728	730	267	73.6%	83.7%
Total interest-only	552	3.66%	728	739	263	73.6%	79.4%
Other (4)	13	2.85%	720	721	279	69.6%	83.8%
Total residential first mortgage loans	$2,014	3.70%	728	736	279	73.0%	70.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the three months ended March 31, 2015.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2014.

(4)	Primarily includes Option ARMs.

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

Set forth below are the frequencies at which the interest rate on ARM loans outstanding at March 31, 2015, will reset.

Reset frequency	# of Loans	Balance	% of the Total
	(Dollars in millions)
Monthly	87	$16	1.1%
Semi-annually	2,450	728	48.2%
Annually	1,810	254	16.8%
No reset (1)	1,415	511	33.9%
Total	5,762	$1,509	100.0%

(1)	Includes ARM loans that have passed their reset date, nonperforming loans, and HELOCs.

Set forth below as of March 31, 2015, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period and nonperforming loans do not reset while in the nonperforming status. Accordingly, the table below may include the same loans in more than one period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in millions)
2015 (1)	N/A	$401	$467	$417
2016	$453	428	473	423
2017	456	433	475	426
Later years (2)	683	568	720	586

(1)	Reflect loans that have reset through March 31, 2015.

(2)	Later years reflect one reset period per loan.

Second mortgage loans. The majority of second mortgages we currently originate were closed in conjunction with the closing of the residential first mortgages originated by us. We generally required the same levels of documentation and ratios as with our residential first mortgages. Our current allowable debt-to-income ratios for approval of the second mortgages are capped at 43 percent. We currently limit the maximum CLTV to 90 percent and FICO scores to a minimum of 680. Current fixed rate loans are available with terms up to 15 years. The second mortgage loans require full documentation and are underwritten and priced to ensure high credit quality and loan profitability.

Home Equity Line of Credit loans. Current HELOC guidelines and pricing parameters have been established to attract higher credit quality loans with long-term profitability. The minimum FICO is 680, maximum CLTV is 89 percent, and the maximum debt-to-income ratio is 43 percent.

We also offer adjustable-rate, fixed term interest-only home equity line of credit loans generally with a 10-year, interest-only draw period followed by a 20-year fixed, fully amortizing period.

Set forth below is a table describing the characteristics of the interest-only mortgage loans in our held-for-investment mortgage portfolio at March 31, 2015, by year of origination.

Year of Origination	2005 and Prior	2006	2007	2008 to 2012	Post 2013	Total / Weighted Average
	(Dollars in millions)
Unpaid principal balance (1)	$254	$57	$211	$4	$26	$552
Average current note rate	3.32%	3.34%	4.13%	4.19%	3.07%	3.62%
Average original FICO score	728	721	725	712	773	728
Average current FICO score (2)	744	728	732	689	783	739
Average original LTV ratio	74.8%	73.4%	74.3%	75.7%	54.2%	73.5%
Housing Price Index LTV, as recalculated (3)	78.8%	83.2%	85.9%	76.3%	39.4%	80.0%
Underwritten with low or stated income documentation	32.0%	48.0%	54.0%	12.0%	—%	40.0%

(1)	Unpaid principal balance (net of write downs) does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the three months ended March 31, 2015.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2014.

Set forth below is a table describing the amortization date and payment shock of interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at March 31, 2015.

	2015	2016	2017	2018	Thereafter	Total / Weighted Average
	(Dollars in millions)
Unpaid principal balance (1)	$236	$52	$229	$8	$27	$552
Weighted average rate	3.34%	3.31%	3.95%	4.10%	3.10%	3.43%
Average original monthly payment per loan (dollars)	$1,397	$1,554	$2,615	$2,358	$273	$1,427
Average current monthly payment per loan, primarily interest-only (dollars)	766	790	1,652	1,418	146	828
Average amortizing payment per loan, principal plus interest (dollars)	1,576	1,599	2,957	2,231	310	1,594
Loan count	857	187	472	19	499	2,034
Payment shock (dollars) (2)	$810	$810	$1,305	$814	$164	$779
Payment shock (percent)	106.0%	103.0%	79.0%	57.0%	112.0%	94.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Represents difference between current payment and new payment.

Commercial loans held-for-investment. Our Commercial and Business Banking group includes relationships with portfolio managers throughout Michigan's major markets. Our commercial loans held-for-investment totaled $2.1 billion at March 31, 2015 and $1.8 billion at December 31, 2014. The portfolio consists of three loan types: commercial real estate, commercial and industrial, and warehouse loans, each of which is discussed in more detail below.

The following table identifies the commercial loan held-for-investment portfolio by loan type and selected criteria at March 31, 2015 and December 31, 2014.

Commercial Loans Held-for-Investment
March 31, 2015	Balance	Average Note Rate
	(Dollars in millions)
Commercial real estate loans:
Fixed rate	$68	5.0%
Adjustable rate	570	2.9%
Total commercial real estate loans	638
Net deferred fees and other	(3)
Total commercial real estate loans, net	$635
Commercial and industrial loans:
Fixed rate	$26	3.9%
Adjustable rate	384	3.6%
Total commercial and industrial loans	410
Net deferred fees and other	(2)
Total commercial and industrial loans, net	$408
Warehouse loans:
Adjustable rate	$1,111	3.7%
Net deferred fees and other	(28)
Total warehouse loans, net	$1,083
Total commercial loans:
Fixed rate	$94	4.7%
Adjustable rate	2,065	3.4%
Total commercial loans	2,159
Net deferred fees and other	(33)
Total commercial loans, net	$2,126

Commercial Loans Held-for-Investment
December 31, 2014	Balance	Average Note Rate
	(Dollars in millions)
Commercial real estate loans:
Fixed rate	$81	5.1%
Adjustable rate	542	2.9%
Total commercial real estate loans	623
Net deferred fees and other	(3)
Total commercial real estate loans, net	$620
Commercial and industrial loans:
Fixed rate	$28	4.3%
Adjustable rate	408	3.4%
Total commercial and industrial loans	436
Net deferred fees and other	(7)
Total commercial and industrial loans, net	$429
Warehouse Loans
Adjustable rate	$789	3.8%
Net deferred fees and other	(20)
Total warehouse loans	$769
Total commercial loans:
Fixed rate	$108	4.8%
Adjustable rate	1,739	3.3%
Total commercial loans held-for-investment	1,847
Net deferred fees and other	(29)
Total commercial loans held-for-investment	$1,818

Commercial real estate loans. Our commercial real estate held-for-investment loan portfolio is comprised of loans that are collateralized by real estate properties intended to be income-producing in the normal course of business.

The following table discloses our total unpaid principal balance (net of write downs) of commercial real estate held-for-investment loans by geographic concentration and collateral type at March 31, 2015.

	State
Collateral Type	Michigan	California	Other	Total (1)
	(Dollars in millions)
Office	$148	$7	$—	$155
Retail	89	9	22	120
Apartments	85	—	5	90
Industrial	53	11	10	74
Parking structures	44	—	—	44
Shopping center	26	—	—	26
Marina	24	—	—	24
Senior living facility	21	—	—	21
Other	71	1	12	84
Total	$561	$28	$49	$638
Percent	87.9%	4.4%	7.7%	100.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

Commercial and industrial loans. Commercial and industrial held-for-investment loan facilities typically include lines of credit and term loans to small or middle market businesses for use in normal business operations to finance working capital needs, equipment purchases, and expansion projects.

Warehouse lending. We also offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or drawdown on the line is collateralized by the residential first mortgage loans being funded. Underlying mortgage loans are predominately originated using agencies' underwriting standards.
We believe we are increasing market share in warehouse, as our operating model has fundamentally changed. Where once we were the primary purchaser of loans funded by our warehouse lending, now loans purchased by other investors represent the majority of our fundings. These lines of credit are, in most cases, personally guaranteed by one or more principal officers of the borrower. The aggregate committed amount of adjustable rate warehouse lines of credit granted to other mortgage lenders at March 31, 2015 was $1.8 billion, of which $1.1 billion was outstanding and bearing an average interest rate of 3.7 percent, compared to $1.6 billion committed at December 31, 2014, of which $0.8 billion was outstanding.

Credit Quality

Management considers a number of qualitative and quantitative factors in assessing the level of its allowance for loan losses. See the section captioned "Allowance for Loan Losses" in this discussion. As illustrated in the following tables, trends in certain credit quality characteristics such as nonperforming loans and past due statistics have recently stabilized or even begun to show signs of improvement. This is predominantly a result of the nonperforming and TDR loan sales and a decrease in net charge-offs (excluding loan sale related charge-offs), as well as run off of the legacy portfolios and the addition of new commercial loans with strong credit characteristics.

The following table sets forth certain information about our nonperforming assets as of the end of each of the last five quarters.

NONPERFORMING LOANS AND ASSETS

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in millions)
Nonperforming loans held-for-investment	$56	$75	$72	$86	$84
Nonperforming TDRs	18	29	18	18	12
Nonperforming TDRs at inception but performing for less than six months	10	17	17	16	15
Total nonperforming loans held-for-investment	84	121	107	120	111
Real estate and other nonperforming assets, net	16	19	27	32	31
Nonperforming assets held-for-investment, net	$100	$140	$134	$152	$142
Ratio of nonperforming assets to total assets	0.87%	1.42%	1.39%	1.53%	1.48%
Ratio of nonperforming loans held-for-investment to loans held-for-investment	1.81%	2.71%	2.56%	2.76%	2.76%
Ratio of allowance for loan losses to loans held-for-investment (1)	5.69%	7.01%	7.60%	7.41%	8.11%
Ratio of net charge-offs to average loans held-for-investment (annualized) (1)	3.97%	0.91%	1.36%	0.78%	1.36%
Ratio of nonperforming assets to loans held-for-investment and repossessed assets	2.15%	3.12%	3.18%	3.46%	3.50%

(1)	Excludes loans carried under the fair value option.

Past due loans held-for-investment

At March 31, 2015, we had $114 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $84 million of loans were nonperforming held-for-investment. At December 31, 2014, we had $164 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $120 million of loans were nonperforming held-for-investment. The decrease from December 31, 2014 to March 31, 2015 was primarily due to the sale of nonperforming residential first mortgage loans. During the three months ended March 31, 2015, we sold nonperforming and troubled debt restructuring residential first mortgages of $331 million (unpaid principal balance).

Consumer loans. As of March 31, 2015, nonperforming consumer loans totaled $84 million, a decrease from $121 million at December 31, 2014, primarily due to the sale of nonperforming residential first mortgage loans. Net charge-offs in consumer loans totaled $42.2 million for the three months ended March 31, 2015, compared to $13.5 million for the three months ended March 31, 2014, primarily due to charge-offs related to the sale of nonperforming residential first mortgage loans. Excluding loan sales, net charge-offs in the the three months ended March 31, 2015 were $6.2 million, compared to $11.1 million in the three months ended March 31, 2014.

Troubled debt restructurings (held-for-investment)

Troubled debt restructurings ("TDRs") are modified loans in which a borrower is experiencing financial difficulties and has been granted a concession not otherwise available. Our ongoing loan modification efforts to assist homeowners and other borrowers continued to increase our overall balance of TDRs. Nonperforming TDRs were 33.3 percent and 37.9 percent of total nonperforming loans at March 31, 2015 and December 31, 2014, respectively.

Nonperforming TDRs are included in nonaccrual loans and performing TDRs are excluded from non-accrual loans because it is probable that all contractual principal and interest due under the restructured terms will be collected. Within consumer nonperforming loans, residential first mortgage TDRs were 32.1 percent of residential first mortgage nonperforming loans at March 31, 2015, compared to 37.5 percent at December 31, 2014. The level of modifications that was determined to be TDRs in these portfolios is expected to result in elevated nonperforming loan levels for longer periods because TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms or ultimate resolution occurs. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments.

	TDRs Held-for-Investment
	Performing	Nonperforming	Total
	(Dollars in millions)
March 31, 2015
Consumer loans (1)	$111	$28	$139
December 31, 2014
Consumer loans (1)	$362	$46	$408

(1)
Consumer loans include: residential first mortgage, second mortgage, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $23 million and $81 million at March 31, 2015 and December 31, 2014, respectively.

The following table sets forth the activity during each of the periods presented with respect to performing TDRs and nonperforming TDRs.

	Three Months Ended March 31,
	2015	2014
Performing	(Dollars in millions)
Beginning balance	$362	$383
Additions	27	6
Transfer to nonperforming TDR	(4)	(6)
Transfer from nonperforming TDR	—	2
Principal repayments	(1)	(2)
Reductions (1)	(273)	(9)
Ending balance	$111	$374
Nonperforming
Beginning balance	$46	$47
Additions	3	4
Transfer from performing TDR	4	6
Transfer to performing TDR	—	(2)
Reductions (1)	(25)	(28)
Ending balance	$28	$27

(1)	Includes loans paid in full or otherwise settled, sold or charged off.

The following table sets forth information regarding past due loans at the dates listed.

Days Past Due	March 31, 2015	December 31, 2014
	(Dollars in millions)
30 – 59 days
Consumer loans
Residential first mortgage	$17	$29
Second mortgage	1	1
HELOC	4	4
Total 30-59 days past due	22	34
60 – 89 days
Consumer loans
Residential first mortgage	7	9
HELOC	1	1
Total 60-89 days past due	8	10
90 days or greater
Consumer loans
Residential first mortgage	78	115
Second mortgage	2	2
HELOC	4	3
Total 90 days or greater past due (1)	84	120
Total past due loans	$114	$164

(1)	Includes loans carried under the fair value option of $5 million at both March 31, 2015 and December 31, 2014, respectively.

The following table sets forth information regarding nonperforming loans (i.e., greater than 90 days past due loans) as to which we have ceased accruing interest.

	March 31, 2015
	Loans Held-for-Investment	Nonaccrual Loans	As a % of Loan Specified Portfolio	As a % of Nonaccrual Loans
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,013	$78	3.9%	92.8%
Second mortgage	146	2	1.4%	2.4%
HELOC	316	4	1.3%	4.8%
Other consumer	30	—	—%	—%
Total consumer loans	2,505	84	3.4%	100.0%
Commercial loans
Commercial real estate	635	—	—%	—%
Commercial and industrial	408	—	—%	—%
Warehouse lending	1,083	—	—%	—%
Total commercial loans	2,126	—	—%	—%
Total loans (1)	$4,631	$84	1.8%	100.0%
Less allowance for loan losses	(253)
Total loans held-for-investment, net	$4,378

(1)	Includes $5 million of nonaccrual loans carried under the fair value option at March 31, 2015.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses that are inherent in our loans held-for-investment portfolio but which have not yet been realized. The consumer loan portfolio includes residential first mortgages, second mortgages, HELOC and other consumer loans. The commercial loan portfolio includes commercial real estate, commercial and industrial and warehouse lending. See Note 5 to the Consolidated Financial Statements for additional information.

The allowance for loan losses decreased to $253 million at March 31, 2015 from $297 million at December 31, 2014. The decrease from December 31, 2014 was primarily attributable to the reduction of reserves relating to the sale of troubled debt restructuring loans, partially offset by an increase due to an increase of $429 million in the average loan held-for-investment loan portfolio.
The allowance for loan losses as a percentage of loans held-for-investment decreased to 5.69 percent as of March 31, 2015 from 7.01 percent as of December 31, 2014, primarily due to the decrease in the allowance for loan losses (discussed above).

The allowance for loan losses is considered adequate based upon management's assessment of relevant factors, including the types and amounts of nonperforming loans, historical and current loss experience on such types of loans, and the current economic environment.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.

	March 31, 2015
	Loans Held-for-Investment	Percent of Portfolio	Allowance Amount	Percentage to Total Allowance
	(Dollars in millions)
Consumer loans
Residential first mortgage	$1,987	44.6%	$187	73.9%
Second mortgage	96	2.2%	13	5.1%
HELOC	203	4.6%	21	8.3%
Other	30	0.7%	—	—%
Total consumer loans	2,316	52.1%	221	87.4%
Commercial loans
Commercial real estate	635	14.3%	16	6.3%
Commercial and industrial	408	9.2%	12	4.7%
Warehouse lending	1,083	24.4%	4	1.6%
Total commercial loans	2,126	47.9%	32	12.6%
Total consumer and commercial loans (1)	$4,442	100.0%	$253	100.0%
(1)     Excludes loans carried under the fair value option.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Beginning balance	$297.0	$207.0
Provision for loan losses	(3.5)	112.3
Charge-offs
Consumer loans
Residential first mortgage (1)	(40.8)	(10.8)
Second Mortgage	(0.8)	(1.1)
HELOC	(0.9)	(2.7)
Other consumer	(0.7)	(0.5)
Total consumer loans	(43.2)	(15.1)
Total charge offs	(43.2)	(15.1)
Recoveries
Consumer loans
Residential first mortgage	0.3	1.2
Second mortgage	0.1	0.1
HELOC	0.1	—
Other consumer	0.5	0.3
Total consumer loans	1.0	1.6
Commercial loans
Commercial real estate	1.7	1.1
Commercial and industrial	—	0.1
Total commercial loans	1.7	1.2
Total recoveries	2.7	2.8
Charge-offs, net of recoveries	(40.5)	(12.3)
Ending balance	$253.0	$307.0
Net charge-off ratio (1)	3.97%	1.36%
Net charge-off ratio, adjusted (1) (2)	0.45%	1.11%

(1)	Excludes loans carried under the fair value option.

(2)	Excludes charge-offs of $36.0 million and $2.3 million related to the sale loans during the three months ended March 31, 2015 and March 31, 2014, respectively.

Liquidity Risk

Liquidity risk is the risk that we will not have sufficient funds to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate and market opportunities. The ability of a financial institution to meet current financial obligations is a function of the balance sheet structure, the ability to liquidate assets, and access to various sources of funds.

We primarily originate agency-eligible loans held-for-sale and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, private party whole loan sales, or by pledging them to the Federal Home Loan Bank of Indianapolis and borrowing against them. We use the Federal Home Loan Bank of Indianapolis as a significant source for funding our residential mortgage banking business due to its flexibility in terms of being able to borrow or repay borrowings as daily cash needs require.

The amount we can borrow, or the value we receive for the assets pledged to our liquidity providers, varies based on the amount and type of pledged collateral as well as the perceived market value of the assets and the "haircut" of the market value of the assets. That value is sensitive to the pricing and policies of our liquidity providers and can change with little or no notice.

Our principal uses of funds include loan originations and operating expenses. At March 31, 2015, we had outstanding rate-lock commitments to lend $4.0 billion in mortgage loans, compared to $2.6 billion at December 31, 2014. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.2 billion at March 31, 2015 and $1.4 billion at December 31, 2014.

In addition to operating expenses at a particular level of mortgage originations, our cash flows are fairly predictable and relate primarily to funding cash outflows of residential first mortgages and sales cash inflows of those residential first mortgages. Our mortgage warehouse funding line of business also generates cash flows as funds are extended to correspondent relationships to close new loans. Those loans are repaid when the correspondent sells the loan. Other material cash flows relate to growing our commercial lines of business and the loans we service for others and consist primarily of principal, interest, taxes, and insurance escrows. Those monies come in over the course of the month and are paid out based on predetermined schedules. Those flows are largely a function of the size of the servicing book and the volume of refinancing activity of the loans serviced. In general, monies received in one month are paid during the following month with the exception of taxes and insurance monies that are held until they are due.

Our Consolidated Statements of Cash Flows shows cash used in operating activities of $3.4 billion and $1.9 billion for the three months ended March 31, 2015 and 2014, respectively. This does not have an impact on our liquidity position or how we manage liquidity. Rather, it is a reflection of the manner in which we execute certain loan sales for which the cash outflow is included in operating activities and the corresponding cash inflow is included in the investing section.

As governed and defined by our internal liquidity policy, we believe we maintain adequate excess liquidity levels appropriate to cover both unanticipated operational and regulatory requirements. In addition to this liquidity, we also maintain targeted minimum levels of unused borrowing capacity as an additional cushion against unexpected liquidity needs. Each business day, we forecast 90 days of daily cash needs. This allows us to determine our projected near term daily cash fluctuations and also to plan and adjust, if necessary, future activities. As a result, we would be able to make adjustments to operations as required to meet the liquidity needs of our business, including adjusting deposit rates to increase deposits, planning for additional Federal Home Loan Bank borrowings, accelerating sales of loans held-for-sale (agencies and/or private), selling loans held-for-investment or securities, borrowing through the use of repurchase agreements, reducing originations, making changes to warehouse funding facilities, or borrowing from the discount window.

Deposits

Our deposits consist of three primary categories: retail deposits, government deposits and company controlled deposits. Total deposits increased $481 million, or 6.8 percent at March 31, 2015, compared to December 31, 2014, primarily due to increases in retail savings accounts.

We have continued to focus on increasing our core deposit accounts such as branch and commercial demand deposits, savings and money market accounts. These core deposits provide a lower cost funding source to the Bank.

We call on local governmental agencies, and other public units as an additional funding source. These deposit accounts include $346 million of certificates of deposit with maturities typically less than one year and $597 million in checking and savings accounts at March 31, 2015.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not bear interest.

We participate in the Certificates of Deposit Account Registry Service ("CDARS") program, through which certain customer certificates of deposit ("CD") are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50.0 million. At March 31, 2015, we had $365 million of total CDs enrolled in the CDARS program.

The composition of our deposits was as follows:

	March 31, 2015			December 31, 2014
	(Dollars in millions)
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
Retail deposits
Branch retail deposits
Demand deposit accounts	$751	0.08%	10.0%	$726	0.08%	10.3%
Savings accounts	3,642	0.81%	48.2%	3,427	0.72%	48.5%
Money market demand accounts	196	0.15%	2.6%	209	0.15%	3.0%
Certificates of deposit/CDARS (1)	769	0.65%	10.2%	807	0.65%	11.4%
Total branch retail deposits	5,358	0.66%	71.0%	5,169	0.60%	73.1%
Commercial retail deposits
Demand deposit accounts	139	0.01%	1.8%	133	0.01%	1.9%
Savings accounts	35	0.47%	0.5%	27	0.35%	0.4%
Money market demand accounts	56	0.63%	0.7%	43	0.60%	0.6%
Certificates of deposit/CDARS (1)	6	0.24%	0.1%	5	0.29%	0.1%
Total commercial retail deposits	236	0.23%	3.1%	208	0.18%	3.0%
Total retail deposits subtotal	5,594	0.65%	74.1%	5,377	0.59%	76.1%
Government deposits
Demand deposit accounts	240	0.38%	3.2%	246	0.38%	3.5%
Savings accounts	357	0.52%	4.7%	317	0.52%	4.5%
Certificates of deposit/CDARS (1)	346	0.44%	4.6%	355	0.43%	5.0%
Total government deposits (2)	943	0.45%	12.5%	918	0.45%	13.0%
Wholesale deposits	—	0.06%	—%	—	0.06%	—%
Company controlled deposits (3)	1,012	—%	13.4%	773	—%	10.9%
Total deposits (4)	$7,549	0.54%	100.0%	$7,068	0.50%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $0.8 billion at both March 31, 2015 and December 31, 2014, respectively.

(2)	Government deposits include funds from municipalities and schools.

(3)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $2.9 billion and $2.6 billion at March 31, 2015 and December 31, 2014, respectively.

Borrowings

The Federal Home Loan Bank provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the Federal Home Loan Bank using approved loan types as collateral. At March 31, 2015, we had an authorized line of credit of $7.0 billion that could be utilized to the extent we provide sufficient collateral. At March 31, 2015, we had available collateral sufficient to access $3.1 billion of the line and under which we had $1.6 billion of advances outstanding.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At March 31, 2015, we had pledged commercial and industrial loans amounting to $51.5 million with a lendable value of $31.7 million. At December 31, 2014, we had pledged commercial and industrial loans amounting to $53.3 million with a lendable value of $30.6 million. At March 31, 2015 and December 31, 2014, we had no borrowings outstanding against this line of credit.

Federal Home Loan Bank advances. Federal Home Loan Bank advances increased $1.1 billion at March 31, 2015 from December 31, 2014. We rely upon advances from the Federal Home Loan Bank as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of Federal Home Loan Bank advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources such as repurchase agreements. During the three months ended March 31, 2015, we entered into longer-term fixed rate advances to provide more stable funding for planned loan growth.

See Note 9 of the Notes to the Consolidated Financial Statements, for additional information of Federal Home Loan Bank advances.

Long-term debt. As part of our overall capital strategy, we previously raised capital through the issuance of trust-preferred securities by our special purpose financing entities formed for the offerings. The outstanding trust preferred securities mature 30 years from issuance, are callable by us after 20 quarters, and pay interest quarterly. Under these trust preferred arrangements, we have the right to defer interest payments to the trust preferred security holders for up to 20 quarters without default or penalty.

On January 27, 2012, we notified holders of the trust preferred securities our intention to exercise the contractual right to defer regularly scheduled quarterly payments of interest, beginning with the February 2012 payment, with respect to trust preferred securities. These payments will be periodically evaluated and reinstated when appropriate, subject to provisions of the Consent Order and Supervisory Agreement. At March 31, 2015, we have deferred for 13 consecutive quarters for a total amount of $63.5 million.

Following the Assured Settlement Agreement, we consolidate the debt associated with certain HELOC securitizations held in a trust or variable interest entity ("VIE"), at fair value. At March 31, 2015, the fair value of the long-term debt associated with the HELOC securitization trusts was $70 million. The final legal maturities of the long-term debt associated with the VIEs are June 2018 and June 2019. However, these debt agreements have contractual provisions that allow for a clean-up call of the debt when less than 10 percent of the original loan balances of that securitization trust remain outstanding. We are planning to exercise our clean-up call with respect to the 2005-1 HELOC securitization trust, during the second quarter 2015.

For information relating to long-term debt, see Note 10 of the Notes to the Consolidated Financial Statements.

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

Interest rate risk is monitored by the asset liability committee ("ALCO"), which is composed of our executive officers and other members of management, in accordance with policies approved by our board of directors. In determining the appropriate level of interest rate risk, the ALCO considers the impact projected interest rate scenarios have on earnings and capital, liquidity, business strategies, and other factors. The ALCO meets monthly or as deemed necessary to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, unrealized gains and losses, purchase and sale activity, loans held-for-sale and commitments to originate loans, and the maturities of investments, borrowings and time deposits.

Financial instruments used to manage interest rate risk include derivative financial instruments such as interest rate swaps and forward sales commitments. Further discussion of the use of and the accounting for derivative instruments is included in Notes 8 and 17 of the Notes to Consolidated Financial Statements. All of our derivatives are accounted for at fair market value. All mortgage loan production originated for sale is accounted for on a fair value basis.

To effectively measure and manage interest rate risk, sensitivity analysis is used to determine the impact on earnings and the net market value of the balance sheet across various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and net interest income sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by executive management and the board of directors on an ongoing basis. Business is traditionally managed to reduce overall exposure to changes in interest rates. However, management has the latitude to increase interest rate sensitivity within certain limits if, in management's judgment, the increase will enhance profitability.

Net interest income simulation analysis provides estimated net interest income of the current balance sheet across alternative interest rate scenarios. The net interest income analysis measures the sensitivity of interest sensitive earnings over a 12 month time horizon. The analysis holds the current balance sheet values constant and does not take into account management intervention. The net interest income simulation demonstrates the level of interest rate risk inherent in the existing balance sheet.

The following table is a summary of the changes in our net interest income that are projected to result from hypothetical changes in market interest rates. The interest rate scenarios presented in the table include interest rates as of March 31, 2015 and December 31, 2014 and adjusted by instantaneous parallel rate changes plus or minus 200 basis points.

March 31, 2015
Scenario	Net interest Income	$ Change	% Change
	(Dollars in millions)
200	$272.0	$17.4	7.0%
Constant	254.6	—	—%
(200)	204.4	(50.2)	(20.0)%
December 31, 2014
Scenario	Net interest Income	$ Change	% Change
	(Dollars in million)
200	$296.8	$42.3	17.0%
Constant	254.5	—	—%
(200)	207.0	(47.5)	(19.0)%

In the net interest income simulation, our balance sheet exhibits slight asset sensitivity. When interest rates rise our interest income increases, conversely when interest rates fall our interest income decreases. The net interest income simulation measures the interest rate risk of the balance sheet over a short period over time, typically 12 months. An additional analysis is completed that measures the interest rate risk over an extended period of time. The Economic Value of Equity ("EVE") analysis provides a fair value of the balance sheet in alternative interest rate scenarios. The EVE analysis does not take into account management intervention and assumes the new rate environment is constant and the change is instantaneous.

The following table is a summary of the changes in our EVE that are projected to result from hypothetical changes in market interest rates. EVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off balance sheet instruments. The interest rate scenarios presented in the table include interest rates at December 31, 2014 and March 31, 2015, and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at March 31, 2015 and December 31, 2014, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact EVE. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this "natural business hedge" historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the EVE framework. Further, there can be no assurance that this natural business hedge would positively affect the economic value of equity in the same manner and to the same extent as in the past.

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

March 31, 2015					December 31, 2014
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change
	(Dollars in millions)					(Dollars in millions)
300	$1,581.6	14.9%	$(212.8)	(11.9)%	300	$1,462.2	16.6%	$(217.4)	(12.9)%
200	1,652.9	15.2%	(141.6)	(7.9)%	200	1,537.0	17.0%	(142.6)	(8.5)%
100	1,733.5	15.5%	(60.9)	(3.4)%	100	1,617.9	17.4%	(61.8)	(3.7)%
Current	1,794.4	15.7%	—	—%	Current	1,679.6	17.7%	—	—%
(100)	1,795.2	15.5%	0.8	—%	(100)	1,703.2	17.6%	23.6	1.4%

Our balance sheet exhibits sensitivity in a rising interest rate scenario as the EVE decreases. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice in the near term exceeding the amount of assets that could similarly reprice over the same time period because such assets may have longer maturities or repricing terms.

Mortgage servicing rights

At March 31, 2015, MSRs at fair value increased $21 million to $279 million, compared to $258 million at December 31, 2014, primarily due to an increase in the volume of the unpaid principal balance of the servicing retained on MSRs.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Balance at beginning of period	$257.8	$284.7
Additions from loans sold with servicing retained	67.9	51.0
Reductions from sales	(21.6)	(5.9)
Changes in fair value due to
Payoffs	(14.6)	(4.9)
Valuation inputs or assumptions	(10.9)	(4.7)
Fair value of MSRs at end of period	$278.6	$320.2

Our ratio of MSRs to Tier 1 capital was 22.2 percent and 21.8 percent at March 31, 2015 and December 31, 2014, respectively.

The principal balance of the loans underlying our total MSRs was $27 billion at March 31, 2015, compared to $25 billion at December 31, 2014.

For information relating to the mortgage servicing rights, see Note 7 of the Notes to the Consolidated Financial Statements, herein.

Investment securities

Investment securities increased from $1.7 billion at December 31, 2014 to $2.3 billion at March 31, 2015. The increase was primarily due to the purchase of $652 million of agency securities, including mortgage-backed securities and collateralized mortgage obligations. See Note 2 of the Notes to the Consolidated Financial Statements, herein.

Operational Risk

As with all companies, we are subject to operational risk. Operational risk is the risk of loss due to human error; inadequate or failed internal systems and controls; violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards; and external influences such as market conditions, fraudulent activities, disasters, and security risks. We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operational risk. We evaluate internal systems, processes, and controls to mitigate loss from cyber-attacks and, to date, have not experienced any material losses. The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational and fraud losses, and enhance our overall performance.

Loans with government guarantees

The amount of loans with government guarantees totaled $704 million at March 31, 2015. This includes the $8 million of loans which we have not yet repurchased but had the unilateral right to repurchase. At December 31, 2014, loans repurchased with government guarantees totaled $1.1 billion and those loans which we had not yet repurchased but had the unilateral right to repurchase totaled $9 million and were classified as loans held-for-sale. The balance of this portfolio decreased at March 31, 2015, primarily due to $373 million of repossessed assets and claims that were reclassified from loans with government guarantees to other assets as a result of the adoption of ASU Update No. 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40).

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

For further information on loans repurchased with government guarantees, see Note 4 of the Notes to the Consolidated Financial Statements, herein.

Representation and warranty reserve

We sell most of the residential first mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac).

REPRESENTATION AND WARRANTY RESERVE

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in millions)
Beginning balance	$53.0	$57.0	$50.0	$48.0	$54.0
Provision for new loan sales	1.9	1.9	2.0	1.7	1.2
Net change in estimates	(1.5)	(6.1)	12.5	5.2	(1.7)
Charge-offs, net of recoveries	(0.4)	0.2	(7.5)	(5.0)	(5.6)
Ending balance	$53.0	$53.0	$57.0	$49.9	$47.9

The decrease in the provision adjustment charged to representation and warranty reserve expense during the three month ended March 31, 2015, compared to the three months ended December 31, 2014 was primarily due to refinement of our reserve estimate in the fourth quarter 2014 in light of the revisions to the representation and warranty reserve framework as published by the Federal Housing Finance Agency. We continue to refine our estimates as more data becomes available reflecting the trend under this revised representation and warranty reserve framework.

The following table summarizes the amount of annual Fannie Mae and Freddie Mac audit file review requests by number of accounts. Such requests precede the repurchase demands that Fannie Mae and Freddie Mac may make thereafter.

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Fannie Mae	1,185	988	766	935	1,076
Freddie Mac	449	487	588	646	640
Total	1,634	1,475	1,354	1,581	1,716

During the three months ended March 31, 2015, we had $43.6 million in Fannie Mae new repurchase demands and $6.7 million in Freddie Mac new repurchase demands. The following table summarizes the amount of quarterly new repurchase demands we have received by loan origination year.

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in millions)
2008 and prior (1)	$5.5	$19.2	$1.9	$3.6	$8.7
2009-2014	44.8	28.3	37.2	30.5	28.6
Total	$50.3	$47.5	$39.1	$34.1	$37.3
Number of accounts	237	265	177	150	169

(1)	Includes a significant portion of the repurchase requests and obligations associated with loans within the settlement agreements with Fannie Mae and Freddie Mac.

The following table summarizes the aggregate amount of pending repurchase demands at the end of each quarterly period noted.

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in millions)
Period end balance	$58	$43	$31	$54	$69
Percent non-agency (approximately)	0.3%	1.6%	2.4%	1.8%	2.0%

The following table summarizes the trends with respect to key model attributes and assumptions for estimating the representation and warranty reserve.

	March 31, 2015	December 31, 2014
	(Dollars in millions)
UPB of loans sold (1)	$148	$144
Loans expected to be repurchased (percent of loans sold) (2)	0.2%	0.4%
Loss severity rate (3)	17.2%	8.7%

(1)
On December 31, 2014, this amount was computed as: loans expected to be repurchased (percent of loans sold) equals the loan file review as percentage of unpaid principal balance. Includes servicing sold with recourse (2009 and later vintages).

(2)	Loans expected to be funded post appeal loss.

(3)	Average loss severity rate expected to be experienced on actual repurchases made (post appeal loss).

See Note 11 of the Notes to the Consolidated Financial Statements.

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

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock") the Company may defer payments of dividends. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of March 31, 2015, the amount of the arrearage on the dividend payments of the Series C Preferred Stock was $63.5 million. At the time that the Company pays the deferred dividends, this payment will result in a reduction of equity. Currently, the impact of the deferred dividends is removed from net income for calculating the Company's earnings per share. Included in the $63.5 million arrearage on the dividend payments is the deferred interest payments of the Trust Preferred Securities, which total $22.0 million at March 31, 2015, and have been accrued and reflected within interest expense during the appropriate period.

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

Supervisory Agreement

The Company is subject to the Supervisory Agreement, which will remain in effect until terminated, modified, or suspended in writing by the Federal Reserve. The failure to comply with the Supervisory Agreement could result in the initiation of further enforcement action by the Federal Reserve, including the imposition of further operating restrictions, and could result in additional enforcement actions against the Company. The Company has taken actions which it believes are appropriate to comply with, and intends to maintain compliance with, all of the requirements of the Supervisory Agreement. For further information and a complete description of all of the terms of the Supervisory Agreement, please refer to the copy of the Supervisory Agreement filed with the SEC as an exhibit to the Company's Current Report on Form 8-K filed on January 28, 2010.

Regulatory Developments

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. We are currently subject to regulatory capital rules issued by U.S. banking regulators. On January 1, 2015, we became subject to the Basel III rules, which include certain transition provisions through 2018. Through December 31, 2014, we were subject to the Basel I general risk-based capital rules.

Regulatory Capital Composition – Transition

Important differences in determining the composition of regulatory capital between the Basel I Rules and Basel III include changes in capital deductions related to the Company's MSRs and deferred tax assets. These changes will be impacted by, among other things, future changes in interest rates, overall earnings performance and corporate actions. Changes to the composition of regulatory capital under Basel III, as compared to the Basel I Rules, are recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2018. When presented on a fully phased-in basis, capital, risk-weighted assets and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized.

As of March 31, 2015, the Company and the Bank were subject to a partial phase-in limitation on deductions related to MSRs and certain deferred tax assets. This partial phase-in reduced our Tier 1 leverage ratio when compared to the same ratio under Basel I. Our Common Equity Tier I ratio increased under the phase-in rules, as the absorption of the write-off of excess MSRs and net operating loss-dependent deferred tax assets are included at only 40 percent by common equity Tier 1 in the first year of the phase-in. The remaining net operating loss-dependent DTAs above the Basel III limits are written off against the non-common elements of Tier 1 capital (the preferred shares and the Trust Preferred Securities) in this first year of phase-in.

Effective on January 1, 2015, the capital framework under the Basel III final rule replaced the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies. The final rule implements a new common equity Tier 1 minimum capital requirement. In addition, the new regulations would subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization did not maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5 percent of its total risk-weighted assets. The effect of the capital conservation buffer will be to increase the minimum common equity Tier 1 capital ratio to 7.0 percent, the minimum Tier 1 risk-based capital ratio to 8.5 percent and the minimum total risk-based capital ratio to 10.5 percent. The capital conservation buffer becomes effective January 1, 2016 with transition provisions through 2018.

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

At March 31, 2015, we were considered "well-capitalized" for regulatory purposes. The following tables show the regulatory capital ratios as of the dates indicated.

Bancorp	March 31, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio
	(Dollars in million)
Tier 1 leverage (to adjusted tangible assets)	$1,257	12.02%	$1,184	12.59%
Total adjusted tangible asset base (1)	$10,454		$9,403
Tier 1 capital (to risk weighted assets)	$1,257	21.26%	$1,184	22.81%
Common equity Tier 1 (to RWA) (2)	909	15.38%	N/A	N/A
Total risk-based capital (to risk weighted assets)	1,336	22.61%	1,252	24.12%
Risk weighted asset base (1)	$5,909		$5,190
N/A - Not applicable.

(1)	Based on adjusted total assets for purposes of Tier 1 Leverage capital and risk-weighted assets for purposes Tier1, Common Equity Tier 1, and Total risk-based capital.

(2)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. The Company and the Bank reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

Bank	March 31, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio
	(Dollars in million)
Tier 1 leverage (to adjusted tangible assets)	$1,278	12.21%	$1,167	12.43%
Total adjusted tangible asset base (1)	$10,470		$9,392
Tier 1 capital (to risk weighted assets)	$1,278	21.58%	$1,167	22.54%
Common equity Tier 1 (to RWA)	1,278	21.58%	N/A	N/A
Total risk-based capital (to risk weighted assets)	1,357	22.91%	1,235	23.85%
Risk weighted asset base (1)	$5,925		$5,179
N/A - Not applicable.

(1)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. The Company and the Bank reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

Certain regulatory capital ratios for the Bank and the Company as of March 31, 2015 are shown in the following table.

March 31, 2015	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Bank	Company

Basel III Ratios (transitional)
Common equity Tier I capital ratio	4.50%	6.50%	21.58%	15.38%
Tier I leverage ratio	4.00%	5.00%	12.21%	12.02%

Basel III Ratios (fully phased-in) (1)
Common equity Tier I capital ratio	4.50%	6.50%	18.56%	9.36%
Tier I leverage ratio	4.00%	5.00%	10.95%	10.34%

(1)	See "Use of Non-GAAP Financial Measures."

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

Efficiency ratio and efficiency ratio (adjusted). The efficiency ratio, which generally measures the productivity of a bank, is calculated as noninterest expense divided by total operating income. Total operating income includes net interest income and total noninterest income. Management utilizes the efficiency ratio to monitor its own productivity and believes the ratio provides investors with a meaningful tool to monitor period-to-period productivity trends. The efficiency ratio (adjusted), excludes from noninterest expense and noninterest income (GAAP) certain adjusting items that are described in the table below. As the provision for loan losses is already excluded by the ratio's own definition, we believe that the exclusion of representation and warranty provision provides investors with a more complete picture of our productivity and ability to generate operating income. The efficiency ratio (adjusted) provides investors with a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing our operating results and predicting future performance. These non-GAAP financial measures are also utilized internally by management to assess the performance of our own business.

Our calculations of the efficiency ratio may differ from the calculation of similar measures used by other bank and thrift holding companies, and should be used to determine and evaluate period-to-period trends in our performance, rather than in comparison to other similar non-GAAP measurements utilized by other companies. In addition, investors should keep in mind that certain items excluded from income and expenses in the efficiency ratio (adjusted) are recurring and integral expenses to our operations, and that these expenses will still accrue under similar GAAP measures.

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
Non-GAAP Reconciliation
(Dollars in million, except share data)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net interest income	$64.9	$58.2
Noninterest income	118.3	75.0
Less provisions:
Representation and warranty provision	(1.5)	(1.7)
Adjusting items:
Other noninterest income (1)	—	21.1
Adjusted noninterest income	$118.3	$96.1
Adjusted income	$181.7	$152.6
Noninterest expense	$137.0	$139.3

Efficiency ratio	74.8%	104.6%
Efficiency ratio (adjusted)	75.4%	91.3%

Net income (loss) applicable to common stockholders	$31.5	$(78.9)
Adjustment to remove adjusting items (1 above), net of tax	—	21.1
Tax impact of adjusting items	—	(7.4)
Adjusted net income (loss) applicable to common stockholders	$31.5	$(65.2)

Diluted earnings (loss) per share	$0.43	$(1.51)
Adjustment to remove adjusting items	—	0.38
Tax impact of adjusting items	—	(0.13)
Diluted adjusted earnings (loss) per share	$0.43	$(1.26)

Weighted average shares outstanding
Basic	56,385,454	56,194,184
Diluted	56,775,039	56,194,184

(1)	In 2014, negative fair value adjustment on repurchased performing loans and a benefit for contract renegotiation.

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

	March 31, 2015	December 31, 2014	March 31, 2014
Nonperforming assets / Tier 1 capital + allowance for loan losses
Nonperforming assets	$100	$139.2	$141.8
Tier 1 capital (to adjusted total assets)	1,278	1,167.4	1,139.8
Allowance for loan losses	253	297.0	307.0
Tier 1 capital + allowance for loan losses	$1,531	$1,464.4	$1,446.8
Nonperforming assets / Tier 1 capital + allowance for loan losses	6.5%	9.5%	9.8%

Basel III (transitional) to Basel III (fully phased-in) reconciliation. On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. We reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014. When fully phased-in, Basel III will increase capital requirements through higher minimum capital levels as well as through increases in risk-weights for certain exposures. Additionally, the final Basel III rules place greater emphasis on common equity. In October 2013, the OCC and Federal Reserve released final rules detailing the U.S. implementation of Basel III and the application of the risk-based and leverage capital rules to top-tier savings and loan holding companies. We have transitioned to the Basel III framework beginning in January 2015 and are subject to a phase-in period extending through 2018. Accordingly, the calculations provided below are estimates. These measures are considered to be non-GAAP financial measures because they are not formally defined by GAAP and the Basel III implementation regulations will not be fully phased-in until January 1, 2019. The regulations are subject to change as clarifying guidance becomes available and the calculations currently include our interpretations of the requirements including informal feedback received through the regulatory process. Other entities may calculate the Basel III ratios differently from ours based on their interpretation of the guidelines. Since analysts and banking regulators may assess our capital adequacy using the Basel III framework, we believe that it is useful to provide investors information enabling them to assess our capital adequacy on the same basis.

March 31, 2015	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)	Tier 1 Capital (to Risk Weighted Assets	Total Risk-Based Capital (to Risk-Weighted Assets)
Flagstar Bancorp
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in) (1)
Basel III (transitional)	$909	$1,257	$1,257	$1,336
Increased deductions related to deferred tax assets, mortgage servicing assets, and other capital components	(356)	(197)	(197)	(196)
Basel III (fully phased-in) capital (1)	$553	$1,060	$1,060	$1,140
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in) (1)
Basel III assets (transitional)	$5,909	$10,454	$5,909	$5,909
Net change in assets	3	(197)	3	3
Basel III (fully phased-in) assets (1)	$5,912	$10,257	$5,912	$5,912
Capital ratios
Basel III (transitional)	15.38%	12.02%	21.26%	22.61%
Basel III (fully phased-in) (1)	9.36%	10.34%	17.93%	19.28%

(1)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier I capital and Tier I capital. We reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

March 31, 2015	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)	Tier 1 Capital (to Risk Weighted Assets	Total Risk-Based Capital (to Risk-Weighted Assets)
Flagstar Bank
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in) (1)
Basel III (transitional)	$1,278	$1,278	$1,278	$1,357
Increased deductions related to deferred tax assets, mortgage servicing assets, and other capital components	(148)	(148)	(148)	(146)
Basel III (fully phased-in) capital (1)	$1,130	$1,130	$1,130	$1,211
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in) (1)
Basel III assets (transitional)	$5,925	$10,470	$5,925	$5,925
Net change in assets	165	(148)	165	165
Basel III (fully phased-in) assets (1)	$6,090	$10,322	$6,090	$6,090
Capital ratios
Basel III (transitional)	21.58%	12.21%	21.58%	22.91%
Basel III (fully phased-in) (1)	18.56%	10.95%	18.56%	19.89%

(1)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier I capital and Tier I capital. We reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of March 31, 2015 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Bank’s management, including our principal executive and financial officers regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective as of March 31, 2015.

(b)
Changes in Internal Controls. There have been no changes in the Bank’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, the Company is party to legal proceedings incident to its business. See Note 16 of the Notes to Consolidated Financial Statements, in Item 1 Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended March 31, 2015.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended March 31, 2015.

Item 3. Defaults upon Senior Securities

The Company had no defaults on senior securities.

The following sets forth arrearage of the payment of dividends on preferred stock.

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock") the Company may defer payments of dividends. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of March 31, 2015, the amount of the arrearage on the dividend payments of the Series C Preferred Stock was $63.5 million.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1*+	Flagstar Bancorp, Inc. 2015 LTIP Form of Award Letter (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of April 6, 2015, and incorporated herein by reference)

11	Statement regarding computation of per share earnings incorporated by reference to Note 13 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	May 8, 2015	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*+	Flagstar Bancorp, Inc. 2015 LTIP Form of Award Letter (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of April 6, 2015, and incorporated herein by reference)

11	Statement regarding computation of per share earnings incorporated by reference to Note 13 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement