Form 10-Q
period 2015-06-30
FLAGSTAR BANCORP INC
filed 2015-08-06
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of August 4, 2015, 56,436,026 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015
TABLE OF CONTENTS (continued)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents
Cash	$52	$47
Interest-earning deposits	194	89
Total cash and cash equivalents	246	136
Investment securities	2,272	1,672
Loans held-for-sale ($2,005 and $1,196 measured at fair value, respectively)	2,038	1,244
Loans with government guarantees	592	1,128
Loans held-for-investment, net
Loans held-for-investment ($182 and $211 measured at fair value, respectively)	5,335	4,448
Less: allowance for loan losses	(222)	(297)
Total loans held-for-investment, net	5,113	4,151
Mortgage servicing rights	317	258
Federal Home Loan Bank stock	113	155
Premises and equipment, net	240	238
Net deferred tax asset	400	442
Other assets	808	416
Total assets	$12,139	$9,840
Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$1,417	$1,209
Interest bearing	6,231	5,860
Total deposits	7,648	7,069
Federal Home Loan Bank advances (includes both short-term and long-term)	2,198	514
Long-term debt ($36 and $84 measured at fair value, respectively)	283	331
Representation and warranty reserve	48	53
Other liabilities ($84 and $82 measured at fair value, respectively)	511	500
Total liabilities	10,688	8,467
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding, respectively	267	267
Common stock $0.01 par value, 70,000,000 shares authorized; 56,436,026 and 56,332,307 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,482	1,482
Accumulated other comprehensive income	8	8
Accumulated deficit	(307)	(385)
Total stockholders’ equity	1,451	1,373
Total liabilities and stockholders’ equity	$12,139	$9,840

    The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income	(Unaudited)
Loans	$74	$62	$139	$121
Investment securities available-for-sale	15	10	29	17
Interest-earning deposits and other	1	—	1	—
Total interest income	90	72	169	138
Interest Expense
Deposits	11	6	20	13
Federal Home Loan Bank advances	4	1	7	1
Other	2	2	4	3
Total interest expense	17	9	31	17
Net interest income	73	63	138	121
(Benefit) provision for loan losses	(13)	6	(17)	119
Net interest income after provision for loan losses	86	57	155	2
Noninterest Income
Net gain on loan sales	83	55	174	100
Loan fees and charges	19	25	36	38
Deposit fees and charges	6	5	12	10
Loan administration income	7	6	11	13
Net return on the mortgage servicing asset	9	5	7	21
Net (loss) gain on sale of assets	(2)	4	(2)	6
Representation and warranty benefit (provision)	5	(5)	7	(4)
Other noninterest (loss) income	(1)	8	—	(7)
Total noninterest income	126	103	245	177
Noninterest Expense
Compensation and benefits	59	55	120	120
Commissions	11	9	21	16
Occupancy and equipment	20	19	40	40
Asset resolution	5	18	13	29
Federal insurance premiums	6	7	12	12
Loan processing expense	14	8	26	16
Legal and professional expense	8	14	17	25
Other noninterest expense	15	(8)	27	1
Total noninterest expense	138	122	276	259
Income (loss) before income taxes	74	38	124	(80)
Provision (benefit) for income taxes	28	12	46	(28)
Net income (loss)	46	26	78	(52)
Preferred stock accretion	—	—	—	(1)
Net income (loss) from continuing operations	$46	$26	$78	$(53)
Income (loss) per share
Basic	$0.69	$0.33	$1.12	$(1.17)
Diluted	$0.68	$0.33	$1.11	$(1.17)
Weighted average shares outstanding
Basic	56,436,026	56,230,458	56,410,880	56,212,422
Diluted	57,165,072	56,822,102	56,971,133	56,212,422
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net income (loss)	$46	$26	$78	$(52)
Other comprehensive income (loss), before tax
Investment securities available-for-sale
Unrealized (loss) gain	(25)	13	(1)	19
Reclassification of net loss on the sale	—	(1)	—	(1)
Total investment securities available-for-sale, before tax	(25)	12	(1)	18
Other comprehensive income, before tax
Other comprehensive income, deferred tax expense
Provision (benefit) for income taxes	(9)	4	(1)	6
Other comprehensive income, net of tax	(16)	8	—	12
Comprehensive income (loss)	$30	$34	$78	$(40)

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2013	$266	$1	$1,479	$(5)	$(315)	$1,426
(Unaudited)
Net loss	—	—	—	—	(52)	(52)
Total other comprehensive income	—	—	—	12	—	12
Accretion of preferred stock	1	—	—	—	(1)	—
Stock-based compensation	—	—	1	—	—	1
Balance at June 30, 2014	$267	$1	$1,480	$7	$(368)	$1,387
Balance at December 31, 2014	267	1	1,482	8	$(385)	$1,373
(Unaudited)
Net income	—	—	—	—	78	78
Total other comprehensive income	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Balance at June 30, 2015	$267	$1	$1,482	$8	$(307)	$1,451
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows (In millions)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
		As Restated
Operating Activities
Net income (loss)	$78	$(52)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Benefit) provision for loan losses	(17)	119
Representation and warranty (benefit) provision	(7)	4
Depreciation and amortization	11	11
Deferred income taxes	43	(21)
Changes in fair value of MSRs, DOJ litigation settlement liability and long-term debt	26	12
Premium, change in fair value, and other non-cash changes	(520)	(378)
Net gain on loan and asset sales	(172)	(107)
Other changes:
Proceeds from sales of loans held-for-sale ("HFS")	9,764	7,323
Origination and repurchase of loans, net of principal repayments	(14,297)	(10,565)
Increase in accrued interest receivable	(4)	(10)
Decrease (increase) in other assets, excludes purchase of other investments	43	(17)
Net charge-offs in representation and warranty reserve	(2)	(11)
Increase in other liabilities	8	10
Net cash used in operating activities	(5,046)	(3,682)
Investing Activities
Proceeds from sale of available-for-sale securities including loans that have been securitized	4,558	4,168
Collection of principal on investment securities available-for-sale	124	69
Purchase of investment securities available-for-sale and other	(724)	(669)
Proceeds received from the sale of held-for-investment loans ("HFI")	710	35
Origination and purchase of loans HFI, net of principal repayments	(1,717)	(679)
Purchase of bank owned life insurance	(150)	—
Proceeds from the disposition of repossessed assets	13	21
Redemption of Federal Home Loan Bank stock	42	—
Acquisitions of premises and equipment, net of proceeds	(19)	(16)
Proceeds from the sale of mortgage servicing rights	100	104
Net cash provided by investing activities	2,937	3,033
Financing Activities
Net increase in deposit accounts	580	504
Proceeds from increases in Federal Home Loan Bank advances	14,480	10,110
Repayment of Federal Home Loan Bank advances	(12,796)	(10,066)
Repayment of trust preferred securities and long-term debt	(50)	(11)
Net (reduction) receipt of payments of loans serviced for others	(3)	31
Net receipt of escrow payments	8	3
Net cash provided by financing activities	2,219	571
Net increase (decrease) in cash and cash equivalents	110	(78)
Beginning cash and cash equivalents	136	281
Ending cash and cash equivalents	$246	$203
Supplemental disclosure of cash flow information
Interest paid on deposits and other borrowings	$26	$14
Income tax payments	$3	$—
Non-cash reclassification of loans HFI to loans HFS	$775	$314
Non-cash reclassification of loans HFS to HFI	$27	$7
Non-cash reclassification of loans HFS to AFS securities	$4,566	$4,120
Mortgage servicing rights resulting from sale or securitization of loans	$146	$120
Non-cash reclassification of loans with government guarantee to other assets	$373	$—

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

These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. These interim financial statements are unaudited and include, in the opinion of the Company, all adjustments necessary for a fair presentation of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which is available on the Company’s website, at flagstar.com, and on the SEC website, at sec.gov. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 – Investment Securities

As of June 30, 2015 and December 31, 2014, investment securities were comprised of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
June 30, 2015
Available-for-sale securities
Agency	$904	$6	$(3)	$907
Agency-collateralized mortgage obligations	1,358	11	(4)	1,365
Total available-for-sale securities	$2,262	$17	$(7)	$2,272
December 31, 2014
Available-for-sale securities
Agency	$925	$6	$(2)	$929
Agency-collateralized mortgage obligations	734	8	(1)	741
Municipal obligations	2	—	—	2
Total available-for-sale securities	$1,661	$14	$(3)	$1,672

Available-for-sale securities

Securities available-for-sale are carried at fair value, with unrealized gains reported as a component of other comprehensive income and unrealized losses reported as a component of other comprehensive income to the extent they are temporary in nature. Credit related declines in the securities are classified as other-than-temporary impairments ("OTTI") and are reported as a separate component of noninterest income within the Consolidated Statement of Operations. An impaired investment security is considered to be other than temporary if (1) the Company intends to sell the security; (2) it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover all contractually required principal and interest payments.

The Company purchased $72 million and $724 million of investment securities, which included agency securities, comprised of mortgage-backed securities and collateralized mortgage obligations during the three and six months ended June 30, 2015, respectively. The Company purchased $464 million and $669 million of investment securities, which included agency securities comprised of mortgage-backed securities during the three and six months ended June 30, 2014, respectively.

The following table summarizes by duration the unrealized loss positions on investment securities available-for-sale.

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
Type of Security	(Dollars in millions)
June 30, 2015
Agency	$13	3	$(1)	$244	16	$(2)
Agency-collateralized mortgage obligations	—	—	—	460	35	(4)
December 31, 2014
Agency	$53	6	$—	$305	21	$(2)
Agency-collateralized mortgage obligations	98	10	(1)	38	4	—

Gains (losses) on sales of available-for-sale securities are reported in net gain on securities available-for-sale in the Consolidated Statements of Operations. During the three and six months ended June 30, 2015, there were no sales of investment securities except those related to loans that had been securitized for sale in the normal course of business, compared to $40 million and $58 million, respectively, sales of investment securities, resulting in a gain of $1 million during both the three and six months ended June 30, 2014.

The amortized cost and estimated fair value of securities, excluding trading securities, at June 30, 2015, are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Investment Securities Available-for-Sale
	Amortized Cost	Fair Value	Weighted-Average Yield
June 30, 2015	(Dollars in millions)
Due in one year or less	$—	$—	—%
Due after one year through five years	10	10	2.05%
Due after five years through 10 years	83	83	2.39%
Due after 10 years	2,169	2,179	2.57%
Total	$2,262	$2,272

Note 3 – Loans Held-for-Sale

Essentially all of our mortgage loans originated as loans held-for-sale are sold into the secondary market on a whole loan basis or by securitizing the loans into securities. At June 30, 2015 and December 31, 2014, loans held-for-sale totaled $2.0 billion and $1.2 billion, respectively. For the three and six months ended June 30, 2015, the Company reported net gain on loan sales of $83 million and $174 million, respectively, as compared to $55 million and $100 million net gain on loan sales during the three and six months ended June 30, 2014, respectively.

At June 30, 2015 and December 31, 2014, $33 million and $48 million, respectively, of loans held-for-sale were recorded at lower of cost or fair value. The remainder of the loans in the portfolio are recorded at fair value as the Company elected the fair value option.

Note 4 – Loans with Government Guarantees

Substantially all of loans with government guarantees continue to be insured or guaranteed by the FHA. These loans earn interest at a rate based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent, which is not paid until claimed.

At June 30, 2015, loans with government guarantees actually repurchased totaled $592 million and were classified as loans with government guarantees. At December 31, 2014, loans with government guarantees actually repurchased totaled $1.1 billion and were classified as loans with government guarantees.

The Company adopted ASU Update No. 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40) in the first quarter 2015 at which time repossessed assets and the associated claims were recorded separately from the associated loans. At June 30, 2015, repossessed assets and the associated claims recorded in other assets totaled $267 million and at December 31, 2014 repossessed assets and the associated claims were $373 million included in loans with government guarantees.

Note 5 – Loans Held-for-Investment

Loans held-for-investment are summarized as follows.

	June 30, 2015	December 31, 2014
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,495	$2,193
Second mortgage	143	149
HELOC	422	257
Other	31	31
Total consumer loans	3,091	2,630
Commercial loans
Commercial real estate	629	620
Commercial and industrial	412	429
Warehouse lending	1,203	769
Total commercial loans	2,244	1,818
Total loans held-for-investment	5,335	4,448
Less allowance for loan losses	(222)	(297)
Loans held-for-investment, net	$5,113	$4,151

During the second quarter 2015, the Company sold interest-only residential first mortgage loans with unpaid principal balances totaling $386 million, along with $70 million of nonperforming and troubled debt restructured first mortgage loans. Upon a change in the Company’s intent, the loans were transferred to held-for-sale and subsequently sold resulting in a loss on sale of $1 million during the three months ended June 30, 2015.

At December 31, 2014, the Company had $350 million of troubled debt restructured residential first mortgage loans with a specifically identified reserve of $76 million. During the first quarter 2015, the Company re-measured this specifically identified reserve relating to the troubled debt restructured loans, resulting in a $36 million reduction in reserve based on a change in expected future cash flows. During the first quarter 2015, the Company changed its intent to hold these loans for investment and instead decided to hold these loans for sale. The loans for which the intent changed had an approximate unpaid principal balance of $331 million, including approximately $291 million of troubled debt restructured residential first mortgage loans, and $30 million in specifically identified reserves at the time this intent was changed. These loans were transferred to loans held-for-sale and subsequently sold resulting in a loss on sale of less than $1 million during the first quarter 2015.

During the six months ended June 30, 2014, the Company sold nonperforming, troubled debt restructured residential first mortgage and residential first mortgage jumbo loans with unpaid principal balances totaling $547 million. A portion of the allowance for loan losses associated with these loans was reduced, resulting in a $2 million reduction in allowance. Upon a change in the Company’s intent, the loans were transferred to held-for-sale and subsequently sold resulting in a gain on sale of $5 million.

During the six months ended June 30, 2015, the Company purchased $197 million of HELOC loans with a premium of $7 million.

The Company has pledged certain loans held-for-investment, loans held-for-sale, and loans with government guarantees to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the Federal Home

Loan Bank of Indianapolis. At June 30, 2015 and December 31, 2014, the Company pledged $5.0 billion and $4.1 billion, respectively.

The allowance for loan losses by class of loan is summarized in the following table.

	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended June 30, 2015
Beginning balance allowance for loan losses	$188	$12	$21	$—	$16	$12	$4	$253
Charge-offs (1)	(19)	(1)	—	(1)	—	—	—	(21)
Recoveries	1	1	—	1	—	—	—	3
Provision (benefit)	(19)	2	4	1	(1)	—	—	(13)
Ending balance allowance for loan losses	$151	$14	$25	$1	$15	$12	$4	$222
Three Months Ended June 30, 2014
Beginning balance allowance for loan losses	$255	$14	$12	$1	$18	$5	$2	$307
Charge-offs (1)	(5)	(1)	(1)	(1)	(2)	—	—	(10)
Recoveries	1	—	—	—	2	—	—	3
Provision (benefit)	(2)	1	3	2	1	—	1	6
Ending balance allowance for loan losses	$249	$14	$14	$2	$19	$5	$3	$306

Six Months Ended June 30, 2015
Beginning balance allowance for loan losses	$234	$12	$19	$1	$17	$11	$3	$297
Charge-offs (1)	(60)	(2)	(1)	(1)	—	—	—	(64)
Recoveries	2	1	—	1	2	—	—	6
Provision (benefit)	(25)	3	7	—	(4)	1	1	(17)
Ending balance allowance for loan losses	$151	$14	$25	$1	$15	$12	$4	$222
Six Months Ended June 30, 2014
Beginning balance allowance for loan losses	$162	$12	$8	$2	$19	$3	$1	$207
Charge-offs (1)	(17)	(2)	(4)	(1)	(2)	—	—	(26)
Recoveries	2	—	—	1	3	—	—	6
Provision (benefit)	102	4	10	—	(1)	2	2	119
Ending balance allowance for loan losses	$249	$14	$14	$2	$19	$5	$3	$306

(1)
Includes charge-offs of $15 million and $36 million related to the sale of loans during the three months ended June 30, 2015 and June 30, 2014, respectively, and $51 million and $2 million related to the sale of loans during the six months ended June 30, 2015 and June 30, 2014, respectively.

The loans held-for-investment and allowance for loan losses by class of loan is summarized in the following table.

	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
June 30, 2015
Loans held-for-investment
Individually evaluated	$94	$30	$2	$—	$—	$—	$—	$126
Collectively evaluated (1)	2,360	65	327	31	629	412	1,203	5,027
Total loans	$2,454	$95	$329	$31	$629	$412	$1,203	$5,153
Allowance for loan losses
Individually evaluated	$14	$8	$1	$—	$—	$—	$—	$23
Collectively evaluated (1)	137	6	24	1	15	12	4	199
Total allowance for loan losses	$151	$14	$25	$1	$15	$12	$4	$222

December 31, 2014
Loans held-for-investment
Individually evaluated	$385	$31	$1	$—	$—	$—	$—	$417
Collectively evaluated (1)	1,782	65	124	31	620	429	769	3,820
Total loans	$2,167	$96	$125	$31	$620	$429	$769	$4,237
Allowance for loan losses
Individually evaluated	$82	$5	$1	$—	$—	$—	$—	$88
Collectively evaluated (1)	152	7	18	1	17	11	3	209
Total allowance for loan losses	$234	$12	$19	$1	$17	$11	$3	$297

(1)	Excludes loans carried under the fair value option.

The allowance for loan losses, other than for loans that have been identified for individual evaluation for impairment, is determined on a loan pool basis by grouping loan types with similar risk characteristics to determine the Company's best estimate of incurred losses. Management evaluates the results of the allowance for loan losses model and makes qualitative adjustments to the results of the model when it is determined that model results do not reflect all losses inherent in the loan portfolios due to changes in recent economic trends and conditions, or other relevant factors.

For those loans not individually evaluated for impairment, management has sub-divided the commercial and consumer loans into portfolios with common risk characteristics.

The following table sets forth the loans held-for-investment aging analysis as of June 30, 2015 and December 31, 2014, of past due and current loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Investment Loans
	(Dollars in millions)
June 30, 2015
Consumer loans
Residential first mortgage	$7	$4	$57	$68	$2,427	$2,495
Second mortgage	1	1	2	4	139	143
HELOC	2	1	6	9	413	422
Other	—	—	—	—	31	31
Total consumer loans	10	6	65	81	3,010	3,091
Commercial loans
Commercial real estate	—	—	—	—	629	629
Commercial and industrial	—	—	—	—	412	412
Warehouse lending	—	—	—	—	1,203	1,203
Total commercial loans	—	—	—	—	2,244	2,244
Total loans (1)	$10	$6	$65	$81	$5,254	$5,335
December 31, 2014
Consumer loans
Residential first mortgage	$29	$8	$115	$152	$2,041	$2,193
Second mortgage	1	1	2	4	145	149
HELOC	4	1	3	8	249	257
Other	—	—	—	—	31	31
Total consumer loans	34	10	120	164	2,466	2,630
Commercial loans
Commercial real estate	—	—	—	—	620	620
Commercial and industrial	—	—	—	—	429	429
Warehouse lending	—	—	—	—	769	769
Total commercial loans	—	—	—	—	1,818	1,818
Total loans (1)	$34	$10	$120	$164	$4,284	$4,448

(1)	Includes $7 million and $5 million of loans 90 days or greater past due accounted for under the fair value option at June 30, 2015 and December 31, 2014, respectively.

Loans held-for-investment and loans held-for-sale on which interest accruals have been discontinued totaled approximately $79 million and $135 million at June 30, 2015 and December 31, 2014, respectively, and $120 million at June 30, 2014. Interest income is recognized on impaired loans using a cost recovery method unless amounts contractually due are not in doubt. Interest that would have been accrued on impaired loans totaled approximately $1 million and $3 million during the three and six months ended June 30, 2015, respectively, and $2 million and $3 million during the three and six months ended June 30, 2014, respectively. At June 30, 2015 and December 31, 2014, the Company had no loans 90 days past due and still accruing.

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

The following table provides a summary of TDRs outstanding by type and performing status.

	TDRs
	Performing	Nonperforming	Total
June 30, 2015	(Dollars in millions)
Consumer loans
Residential first mortgage	$53	$19	$72
Second mortgage	35	1	36
HELOC	20	4	24
Total TDRs (1)(2)	$108	$24	$132

December 31, 2014
Consumer loans
Residential first mortgage	$306	$44	$350
Second mortgage	35	1	36
HELOC	20	1	21
Total consumer loans	361	46	407
Commercial loans
Commercial real estate	1	—	1
Total TDRs (1)(2)	$362	$46	$408

(1)	The allowance for loan losses on consumer TDR loans totaled $16 million and $81 million at June 30, 2015 and December 31, 2014, respectively.

(2)	Includes $30 million of TDR loans accounted for under the fair value option at both June 30, 2015 and December 31, 2014.
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

The following table provides a summary of newly modified TDRs and TDR loans in the past 12 months that have subsequently defaulted during the three and six months ended June 30, 2015 and 2014. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted when greater than 90 days past due.

	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
Three Months Ended June 30, 2015		(Dollars in millions)
Residential first mortgages	77	$23	$22	$(2)
Second mortgages	35	1	1	—
HELOC (2)	122	8	7	—
Consumer	3	—	—	—
Total TDR loans	237	$32	$30	$(2)

Three Months Ended June 30, 2014
Residential first mortgages	46	$13	$13	$1
Second mortgages	112	3	3	—
HELOC (2)	6	—	—	—
Total TDR loans	164	$16	$16	$1

Six Months Ended June 30, 2015
Residential first mortgages	191	$53	$52	$(1)
Second mortgages	68	3	2	—
HELOC (2)	158	8	7	—
Consumer	3	—	—	—
Total TDR loans	420	$64	$61	$(1)

Six Months Ended June 30, 2014
Residential first mortgages	71	$20	$19	$1
Second mortgages	206	6	6	—
HELOC (2)	15	1	1	—
Total TDR loans	292	$27	$26	$1

TDRs that subsequently defaulted in previous 12 months	Number of Accounts		Unpaid Principal Balance	Increase in Allowance at Subsequent Default
Three Months Ended June 30, 2015			(Dollars in millions)
Second mortgages	1		$—	$—
Total TDR loans	1		$—	$—

Three Months Ended June 30, 2014
Residential first mortgages	1		$—	$—
Second mortgages	10		—	—
Total TDR loans	11		$—	$—

Six Months Ended June 30, 2015
Second mortgages	1		$—	$—
Total TDR loans	1		$—	$—

Six Months Ended June 30, 2014
Residential first mortgages	2		$—	$—
Second mortgages	13		—	—
HELOC (2)	5		—	—
Total TDR loans	20		$—	$—

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	HELOC post-modification unpaid principal balance reflects write downs.

The following table presents impaired loans and the associated allowance:

	June 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage loans	$21	$24	$—	$63	$78	$—
Second mortgage	—	4	—	1	6	—
HELOC	—	1	—	—	1	—
	$21	$29	$—	$64	$85	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$73	$78	$15	$321	$326	$82
Second mortgage	30	30	8	29	29	6
HELOC	2	2	1	1	1	1
	$105	$110	$24	$351	$356	$89
Total
Consumer loans
Residential first mortgage	$94	$102	$15	$384	$404	$82
Second mortgage	30	34	8	30	35	6
HELOC	2	3	1	1	2	1
Total impaired loans	$126	$139	$24	$415	$441	$89

The following table presents average impaired loans and the interest income recognized:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$116	$1	$405	$3	$210	$2	$409	$5
Second mortgage	31	—	28	—	31	1	27	1
HELOC	2	—	1	—	2	—	—	—
Commercial loans
Commercial real estate	—	—	1	—	—	—	2	—
Total impaired loans	$149	$1	$435	$3	$243	$3	$438	$6

Credit Quality

The Company utilizes an internal risk rating system in accordance with the Rating Credit Risk booklet of the Comptroller's Handbook, April 2011 and the Uniform Retail Credit classification and Account Management Policy issued June 20, 2000 by the Federal Financial Institution Examination Council (FFIEC) which is applied to all consumer and commercial loans. Commercial credits are classified using a risk-based approach by assigning a risk rating individually to each loan. Management conducts periodic examinations which serve as an independent verification of the accuracy of the ratings assigned. Loan grades are based on different factors within the borrowing relationship: entity sales, debt service coverage, debt/total net worth, liquidity, balance sheet and income statement trends, management experience, business stability, financing structure of the deal, and financial reporting requirements. The underlying collateral is also rated based on the specific type of collateral and corresponding LTV. The combination of the borrower and collateral risk ratings result in the final rating for the borrowing relationship. Descriptions of the Company's internal risk ratings as they relate to credit quality follow the ratings used by the U.S. bank regulatory agencies as listed below.

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

Substandard. Assets identified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. For HELOC loans and other consumer loans, the Company evaluates credit quality based on the aging and status of payment activity and includes all nonperforming loans.

Commercial Loans

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

Consumer Loans

The same rating principles are used for consumer and commercial loans, but the principles are applied differently for consumer loans. Consumer loans consists of open and closed end loans extended to individuals for household, family, and other personal expenditures, and includes consumer loans, loans to individuals secured by their personal residence, including first mortgage, home equity, and home improvement loans. Because consumer loans are usually relatively small-balance, homogeneous exposures, consumer loans are rated primarily on payment performance. Payment performance is a proxy for the strength of repayment capacity and loans are generally classified based on their payment status rather than by an individual review of each loan.
In accordance with regulatory guidance, the Company assigns risk ratings to consumer loans in the following manner:
•Consumer loans are classified as Watch once the loan becomes 60 days past due.
•Open and closed-end consumer loans 90 days or more past due are classified Substandard.

Commercial Credit Loans	Commercial Real Estate	Commercial and Industrial	Warehouse	Total Commercial
June 30, 2015	(Dollars in millions)
Grade
Pass	$582	$366	$1,069	$2,017
Watch	41	19	117	177
Special mention	6	—	17	23
Substandard	—	27	—	27
Total loans	$629	$412	$1,203	$2,244

December 31, 2014
Pass	$578	$398	$650	$1,626
Watch	29	10	119	158
Special mention	2	—	—	2
Substandard	11	21	—	32
Total loans	$620	$429	$769	$1,818

Consumer Credit Loans	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Total
June 30, 2015	(Dollars in millions)
Grade
Pass	$2,380	$106	$394	$31	$2,911
Watch	56	35	22	—	113
Substandard	59	2	6	—	67
Total loans	$2,495	$143	$422	$31	$3,091

December 31, 2014
Pass	$1,764	$111	$233	$31	$2,139
Watch	314	36	21	—	371
Substandard	115	2	3	—	120
Total loans	$2,193	$149	$257	$31	$2,630

Note 6 – Variable Interest Entities ("VIEs")

Due to the Assured Settlement Agreement in 2013, the Company became the primary beneficiary and reconsolidated the FSTAR 2005-1 and the FSTAR 2006-2 HELOC securitization trust's assets and liabilities. The Company had elected the fair value option for these assets and liabilities.

The Company has consolidated VIEs, which consist of the HELOC securitization trusts formed in 2006. The Company has determined the trust is VIEs and has concluded that the Company is the primary beneficiary of this trust because it has the power to direct the activities of the entity that most significantly affect the entity's economic performance and has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company has the power to select the servicer of the whole loans held in the HELOC securitization trust. The beneficial owners of the trust can look only to the assets of the securitization trust for satisfaction of the debt issued by the securitization trust.

In June 2015, the Company executed a clean-up call of the FSTAR 2005-1 long-term debt associated with the HELOC securitization trust. The transaction resulted in a cash payment of $24 million to the debt bondholders. After payment of the debt, the FSTAR 2005-1 HELOC securitization trust has been dissolved as of second quarter 2015.

The following table provides a summary of the classifications of consolidated VIE assets and liabilities included in the Consolidated Financial Statements.

	2005-1	2006-2	Total
June 30, 2015	(Dollars in millions)
HELOC Securitizations
Assets
Loans held-for-investment	$—	$61	$61
Liabilities
Long-term debt	$—	$36	$36

	2005-1	2006-2	Total
December 31, 2014	(Dollars in millions)
HELOC Securitizations
Assets
Loans held-for-investment	$63	$69	$132
Liabilities
Long-term debt	$42	$42	$84

The economic performance of the VIE is most significantly impacted by the performance of the underlying loans. The principal risks to which the entities were exposed include credit risk and interest-rate risk.

FSTAR 2007-1 mortgage securitization trust is an unconsolidated VIE. The Company has a continuing involvement, but is not the primary beneficiary and de-recognized the assets upon transfer. In accordance with the settlement agreement with MBIA, there is no further recourse to the Company related to FSTAR 2007-1. At June 30, 2015 and December 31, 2014, the FSTAR 2007-1 mortgage securitization trust included 3,303 loans and 3,624 loans, respectively, with an aggregate principal balance of $128 million and $141 million, respectively.

Note 7 – Mortgage Servicing Rights

The Company has investments in mortgage servicing rights ("MSRs") to support mortgage strategies and to deploy capital at acceptable returns. The Company also utilizes derivatives and other fair value assets as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. The Company's portfolio of MSRs is highly sensitive to movements in interest rates. The primary risk associated with MSRs is the potential value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. There is also a risk of valuation decline due to higher than expected increases in default rates, which the Company does not believe can be effectively hedged. See Note 8 of the Notes to the Consolidated Financial Statements, herein, for additional information regarding the instruments utilized to hedge the risks of MSRs.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Balance at beginning of period	$279	$320	$258	$285
Additions from loans sold with servicing retained	77	68	146	119
Reductions from sales	(49)	(85)	(71)	(91)
Changes in fair value due to (1)
Decrease in MSR due to pay-offs, pay-downs and run-off	(11)	(7)	(26)	(12)
Changes in valuation inputs or assumptions (2)	21	(7)	10	(12)
Fair value of MSRs at end of period	$317	$289	$317	$289

(1)	Changes in fair value are included within net return on mortgage servicing asset on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

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

The following table summarizes income and fees associated with the mortgage servicing asset.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Income on mortgage servicing asset
Servicing fees, ancillary income and late fees (1)	$17	$17	$34	$34
Fair value adjustments (2)	12	(14)	(14)	(24)
(Loss) gain on hedging activity (3)	(14)	5	(5)	10
Net transaction costs	(6)	(3)	(8)	1
Total income on mortgage servicing asset, included in net return on mortgage servicing asset	$9	$5	$7	$21

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on cash basis.

(2)	Includes a $2 million gain related to the sale of MSRs during the three and six months ended June 30, 2015.

(3)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

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

The following table summarizes income and fees associated with the mortgage loans subserviced.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$9	$7	$16	$14
Other servicing charges	(2)	(1)	(5)	(1)
Total income on mortgage loans subserviced, included in loan administration	$7	$6	$11	$13

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on cash basis.

The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10 percent and 20 percent to the weighted-average of certain significant assumptions used in valuing these assets.

	June 30, 2015			December 31, 2014
		Fair value due to			Fair value due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
		(Dollars in millions)
Option adjusted spread	8.19%	$310	$303	8.88%	$250	$243
Constant prepayment rate	12.26%	309	301	14.98%	253	245
Weighted average cost to service per loan	$72.15	314	311	$74.49	258	255

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. To isolate the effect of the specified change, the fair value shock analysis is consistent with the identified adverse change, while holding all other assumptions impacting the fair value constant on the fair value of the servicing rights. In practice, changes in one assumption generally impacts other assumptions, which may either magnify or counteract the effect of the change.

Note 8 – Derivative Financial Instruments

The Company maintains a derivative portfolio of interest rate swaps, futures and forward commitments used to manage exposure to changes in interest rates, MSR asset values and to meet the needs of customers. The Company also enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Market risk on interest rate lock commitments and mortgage loans held-for-sale is managed using corresponding forward sale commitments.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to its various derivative financial instruments. The Company believes that the credit risk inherent in all its derivative contracts is minimal based on credit standards and the netting and collateral provisions of the interest rate swap agreements. The contracts in this portfolio do not qualify for hedge accounting and are marked-to-market through earnings and included in other assets and other liabilities at fair value on the Consolidated Statements of Financial Condition, after taking into account the effects of legally enforceable bilateral collateral and master netting agreements.

Fair values of derivative instruments represent the net unrealized gains or losses on such contracts and are recorded in the consolidated balance sheets. Changes in fair value are recognized in the consolidated statements of income. The net gains recognized in income on derivative instruments, net of the impact of offsetting positions, were as follows.

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain/(Loss)	2015	2014	2015	2014
		(Dollars in millions)
U.S. Treasury and euro dollars futures	Net return on mortgage servicing asset	$(3)	$3	$3	$6
Swap futures	Net return on mortgage servicing asset	(9)	—	(8)	—
Mortgage backed securities forwards	Net return on mortgage servicing asset	(2)	2	—	4
Rate lock commitments and forward agency and loan sales	Net gain on loan sales	9	(2)	20	(7)
Interest rate swaps	Other noninterest income	—	1	—	1
Total derivative gain (loss)		$(5)	$4	$15	$4

The Company had the following derivative financial instruments.

	Notional Amount	Fair Value	Expiration Dates
	(Dollars in millions)
June 30, 2015
Assets (1)
U.S. Treasury and euro dollar futures	$552	$1	2016-2020
Mortgage backed securities forwards	35	—	2016
Swap futures	132	3	2015-2035
Rate lock commitments	4,654	33	2016
Forward agency and loan sales	2,099	14	2016
Interest rate swaps	357	6	2016-2021
Total derivative assets	$7,829	$57
Liabilities (2)
U.S. Treasury and euro dollar futures	$414	$—	2016-2020
Mortgage backed securities forwards	135	1	2016
Swap futures	25	1	2030-2035
Rate lock commitments	538	3	2016
Forward agency and loan sales	2,326	7	2016
Interest rate swaps	346	6	2016-2021
Total derivative liabilities	$3,784	$18
December 31, 2014
Assets (1)
Mortgage servicing rights
U.S. Treasury and euro dollar futures	$2,530	$7	2015-2020
Mortgage backed securities forwards	161	2	2015
Rate lock commitments	2,604	31	2015
Forward agency and loan sales	194	—	2015
Interest rate swaps	355	6	2015-2021
Total derivative assets	$5,844	$46
Liabilities (2)
Mortgage servicing rights
U.S. Treasury and euro dollar futures	$687	$1	2015-2020
Rate lock commitments	22	—	2015
Forward agency and loan sales	2,789	13	2015
Interest rate swaps	367	6	2015-2021
Total derivative liabilities	$3,865	$20

(1)	Asset derivatives are included in "other assets" on the Consolidated Statements of Financial Condition.

(2)	Liability derivatives are included in "other liabilities" on the Consolidated Statements of Financial Condition.

The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral.

	June 30, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in millions)
Assets
Swap futures	$4	$1	$3	$—	$—	$3
U.S. Treasury swap and euro dollar futures	10	—	10	—	9	1
Interest rate swaps	7	—	7	—	1	6
Total derivative assets	$21	$1	$20	$—	$10	$10

Liabilities
Mortgage backed securities forwards	$13	$—	$13	$—	$12	$1
Interest rate swaps	6	—	6	—	—	6
Total derivative liabilities	$19	$—	$19	$—	$12	$7

	December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in millions)
Assets
U.S. Treasury swap and euro dollar futures	$18	$1	$17	$—	$10	$7
Mortgage backed securities forwards	26	—	26	—	24	2
Interest rate swaps	8	—	8	—	2	6
Total derivative assets	$52	$1	$51	$—	$36	$15
Liabilities
Interest rate swaps	$6	$—	$6	$—	$—	$6

The Company pledged a total of $10 million of cash collateral to counterparties and had an obligation to return cash of $12 million at June 30, 2015 for derivative activities. The Company pledged a total of $36 million of investment securities and cash collateral to counterparties at December 31, 2014 for derivative activities. The net cash pledged was restricted and is included in other assets on the Consolidated Statements of Financial Condition.

Note 9 – Federal Home Loan Bank Advances

The portfolio of Federal Home Loan Bank advances includes short-term fixed rate advances and long-term fixed rate advances. The following is a breakdown of the advances outstanding.

	June 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$1,323	0.18%	$214	0.26%
Long-term fixed rate term advances	875	1.64%	300	1.36%
Total	$2,198	0.76%	$514	0.90%

At June 30, 2015, the Company had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and the Company may access that line to the extent that collateral is provided. At June 30, 2015, the Company had $2.2 billion of advances outstanding and an additional $1.2 billion of collaterized borrowing capacity available at Federal Home Loan Bank. The advances are collateralized by non-delinquent single-family residential first mortgage loans, loans with government guarantees, certain other loans and investment securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Maximum outstanding at any month end	$2,198	$1,300	$2,198	$1,300
Average outstanding balance	1,828	1,100	1,497	994
Average remaining borrowing capacity	1,503	1,667	1,697	1,734
Weighted-average interest rate	0.90%	0.22%	0.97%	0.23%

The following outlines the Company’s Federal Home Loan Bank advance final maturity dates as of June 30, 2015.

June 30, 2015
(Dollars in millions)
2015	$1,273
2016	175
2017	—
2018	125
Thereafter	625
Total	$2,198

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

The following table presents the carrying value on each junior subordinated note and VIE, along with the related interest rates of the long-term debt as of the dates indicated.

	June 30, 2015		December 31, 2014
	(Dollars in millions)
Trust Preferred Securities
Floating Three Month LIBOR
Plus 3.25%, matures 2032	$26	3.53%	$26	3.50%
Plus 3.25%, matures 2033	26	3.53%	26	3.48%
Plus 3.25%, matures 2033	26	3.52%	26	3.51%
Plus 2.00%, matures 2035	26	2.28%	26	2.23%
Plus 2.00%, matures 2035	26	2.28%	26	2.23%
Plus 1.75%, matures 2035	51	2.04%	51	1.99%
Plus 1.50%, matures 2035	25	1.78%	25	1.73%
Plus 1.45%, matures 2037	25	1.74%	25	1.69%
Plus 2.50%, matures 2037	16	2.78%	16	2.74%
Subtotal	$247		$247
Notes associated with consolidated VIEs
Floating One Month LIBOR
Plus 0.46% (1), matures 2018 (3)	—		42
Plus 0.16% (2), matures 2019 (4)	36		42
Total long-term debt	$283		$331

(1)	The Note accrued interest at a rate equal to the least of (i) one-month LIBOR plus 0.46 percent (ii) the net weighted average coupon, and (iii) 16.00 percent.

(2)
The interest rate for the notes may adjust monthly and will be subject to (i) a cap based on the weighted average of the loan rates on the mortgage loans, minus the rates at which certain fees and expenses of the issuing entity are calculated and minus any required spread and adjusted for actual days and (ii) a fixed cap of 16.00 percent.

(3)	In June 2015, the Company exercised a clean-up of the outstanding debt. The par value for the debt was $43 million at December 31, 2014.

(4)	The par value for the debt was $37 million and $45 million, respectively, at June 30, 2015 and December 31, 2014.

At June 30, 2015 and December 31, 2014 the three-month LIBOR interest rate was 0.28 percent and 0.26 percent, respectively. At June 30, 2015 the one-month LIBOR interest rate was 0.19 percent, compared to 0.17 percent at December 31, 2014.

Trust Preferred Securities

The trust preferred securities outstanding are callable by the Company and are junior subordinated notes. The interest is payable quarterly; however, the Company may defer interest payments for up to 20 quarters without default or penalty. In January 2012, the Company exercised its contractual rights to defer its interest payments with respect to trust preferred securities. The payments are periodically evaluated and will be reinstated when appropriate, subject to the provisions of the Company's Supervisory Agreement and Consent Order. At June 30, 2015, the Company has deferred for 14 quarters and has $24 million accrued for these deferred interest payments.

Notes Associated with Consolidated VIEs

As previously discussed in Note 6 of the Notes to the Consolidated Financial Statements, herein, the Company determined it was the primary beneficiary of VIEs associated with HELOC securitizations and such VIEs proceeds from the HELOC assets are therefore consolidated in the Consolidated Financial Statements. The assets in the securitization trust are utilized to repay the outstanding debt of the securitization trust. The Company has elected the fair value option for the debt and changes in fair value are recorded to "other noninterest income" on the Consolidated Statements of Operations. Fair value is estimated using quantitative models which incorporate observable and, in some instances, unobservable inputs including security prices, interest rate yield curves, option volatility, currency, commodity or equity rates, and correlations between these inputs. The Company also considers the impact of its own observable credit spreads in the secondary bond markets in determining the discount rate used to value these liabilities. See Note 17 of the Notes to the Consolidated Financial Statements, herein, for additional recurring fair value disclosures.

The final legal maturity of the long-term debt associated with the VIE is June 2019; however ,this debt agreement has a contractual provision that allows for a clean-up call of the debt when less than 10 percent of the balance remains outstanding.

Note 11 - Representation and Warranty Reserve

The following table shows the activity in the representation and warranty reserve.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Balance, beginning of period	$53	$48	$53	$54
Provision
Charged to gain on sale for current loan sales	2	2	4	3
Charged to representation and warranty reserve - change in estimate	(5)	5	(7)	4
Total	(3)	7	(3)	7
Charge-offs, net	(2)	(5)	(2)	(11)
Balance, end of period	$48	$50	$48	$50

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

Note 12 – Stockholders’ Equity

Preferred Stock and Other Warrants

On January 30, 2009, the Company sold to the U.S. Treasury 266,657 shares of Series C fixed rate cumulative non-convertible perpetual preferred stock ("Series C Preferred Stock") and a warrant to purchase up to approximately 1 million shares of Common Stock at an exercise price of $62.00 per share (the "Warrant") for $267 million. The issuance and the sale of the Series C Preferred Stock and Warrant were exempt from the registration requirements of the Securities Act of 1933, as amended. The Series C Preferred Stock qualifies as Tier 1 capital and currently pays cumulative dividends quarterly at a rate of 9 percent per annum. The Warrant is exercisable through 2019.

In 2013 the U.S. Treasury sold the Series C Preferred Stock and Warrants which are now held by unrelated third-party investors and are no longer held by the U.S. government under the TARP Capital Purchase Program. The warrants are valued utilizing the equity method.

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred stock at June 30, 2015 is summarized as follows.

	Rate	Earliest Redemption Date	Shares Outstanding	Preferred Shares	Additional Paid in Capital
				(Dollars in millions)
Series C Preferred Stock	9.0%	1/31/2012	266,657	$—	$267

At June 30, 2015, the Company has deferred $71 million of dividend payments on the Series C Preferred Stock.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss) for investment securities available-for-sale.

Available-for-Sale Securities
(Dollars in millions)
Accumulated other comprehensive income (loss)
Balance at December 31, 2014, net of tax	$8
Net unrealized loss, net of tax	—
Balance at June 30, 2015, net of tax (1)	$8

Balance at December 31, 2013, net of tax	$(5)
Net unrealized gain, net of tax	13
Net realized gains reclassified into earnings, net of tax	(1)
Balance at June 30, 2014, net of tax	$7

(1)	For the period ended June 30, 2015, there were no reclassifications out of accumulated other comprehensive income (loss) into earnings.

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

The following table sets forth the computation of basic and diluted (loss) earnings per share of common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions, except share data)

Net income (loss)	$46	$26	$78	$(52)
Less: preferred stock dividend/accretion	—	—	—	(1)
Net income (loss) from continuing operations	46	26	78	(53)
Deferred cumulative preferred stock dividends	(7)	(7)	(15)	(13)
Net income (loss) applicable to common stock	$39	$19	$63	$(66)
Weighted average shares
Weighted average common shares outstanding	56,436,026	56,230,458	56,410,880	56,212,422
Effect of dilutive securities
Warrants (1)	299,391	314,693	266,118	—
Stock-based awards	429,655	276,951	294,135	—
Weighted average diluted common shares	57,165,072	56,822,102	56,971,133	56,212,422
Earnings (loss) per common share
Net income (loss) applicable to common stock	$0.69	$0.33	$1.12	$(1.17)
Effect of dilutive securities
Stock-based awards	(0.01)	—	(0.01)	—
Diluted earnings (loss) per share	$0.68	$0.33	$1.11	$(1.17)

(1)	Includes the May Warrants at an exercise price of $10.00 per share and a fair value of $7 million at June 30, 2015.

The six months ended June 30, 2014 diluted loss per share calculation excludes all common stock equivalents, including 1,334,045 shares pertaining to warrants and 276,951 shares pertaining to stock based awards. The inclusion of these securities would be anti-dilutive.

Under the terms of the Series C Preferred Stock the Company may defer dividend payments. The Company elected to defer dividend payments beginning with the February 2012 dividend. Although not included in quarterly net income (loss) from continuing operations, the deferral still impacts net income (loss) applicable to common stock for the purpose of calculating earnings per share, as shown above. The cumulative amount in arrears as of June 30, 2015 is $71 million.

Note 14 – Income Taxes

The provision for income taxes in interim periods requires the Company to make a best estimate of the effective tax rate expected to be applicable for the full year. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Provision (benefit) for income taxes	$28	$12	$46	$(28)
Effective tax provision (benefit) rate	37.2%	31.8%	37.0%	(34.7)%

As of each reporting date, the Company considers both positive and negative evidence, including any annual limitations to the realization of the Company's net operating loss carryforwards, that could impact the view with regard to realization of deferred tax assets. The Company continues to believe it is more likely than not that the benefit for federal deferred tax assets will be realized. The Company continues to believe it is more likely than not that the benefit for certain state deferred tax assets will not be realized. In recognition of this risk, the Company continues to provide a partial valuation allowance on the deferred tax assets relating to state deferred tax assets.

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

To be categorized as "well capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. The Company and the Bank are considered "well capitalized" at both June 30, 2015 and December 31, 2014. There have been no conditions or events that management believes have changed the Company's or the Bank’s category.

The following table shows the regulatory capital ratios as of the dates indicated.

Bancorp	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
June 30, 2015 (1)
Tangible capital (to tangible assets)	$1,309	11.47%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,309	11.47%	$456	4.0%	$570	5.0%
Common equity Tier 1 capital (to RWA)	954	14.56%	295	4.5%	426	6.5%
Tier 1 capital (to risk-weighted assets)	1,309	19.97%	393	6.0%	524	8.0%
Total capital (to risk-weighted assets)	1,396	21.30%	524	8.0%	655	10.0%
December 31, 2014
Tangible capital (to tangible assets)	$1,184	12.59%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,184	12.59%	$376	4.0%	$470	5.0%
Tier 1 capital (to risk-weighted assets)	1,184	22.81%	208	4.0%	311	6.0%
Total capital (to risk-weighted assets)	1,252	24.12%	415	8.0%	519	10.0%
N/A - Not applicable.

(1)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. The Company and the Bank reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

Bank	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
June 30, 2015 (1)
Tangible capital (to tangible assets)	$1,337	11.70%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,337	11.70%	$457	4.0%	$571	5.0%
Common equity tier 1 capital (to RWA)	1,337	20.35%	296	4.5%	427	6.5%
Tier 1 capital (to risk-weighted assets)	1,337	20.35%	394	6.0%	526	8.0%
Total capital (to risk-weighted assets)	1,423	21.66%	526	8.0%	657	10.0%
December 31, 2014
Tangible capital (to tangible assets)	$1,167	12.43%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,167	12.43%	$376	4.0%	$470	5.0%
Tier 1 capital (to risk-weighted assets)	1,167	22.54%	207	4.0%	311	6.0%
Total capital (to risk-weighted assets)	1,235	23.85%	414	8.0%	518	10.0%

(1)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. The Company and the Bank reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

Note 16 – Legal Proceedings, Contingencies and Commitments

Legal Proceedings

The Company and its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business operations. In addition, the Bank is routinely named in civil actions throughout the country by borrowers and former borrowers relating to the origination, purchase, sale, and servicing of mortgage loans. From time to time, governmental agencies also conduct investigations or examinations of various mortgage-related practices of the Bank. In the course of such investigations or examinations, the Bank cooperates with such agencies and provides information as requested.

The Company assesses the liabilities and loss contingencies in connection with such pending or threatened legal and regulatory proceedings on at least a quarterly basis and establishes accruals when the Company believes it is probable that a loss may be incurred and that the amount of such loss can be reasonably estimated. Once established, litigation accruals are adjusted, as appropriate, in light of additional information.

Management does not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims, including the matters described below, will be material to the Company’s financial statements, or that the ultimate outcome of these actions will have a material adverse effect on its financial condition, results of operations or cash flows.

The Company previously disclosed that it was a defendant in a shareholder derivative lawsuit filed in 2013. That lawsuit focused on the events that led up to the Company's 2012 DOJ litigation settlement, as well as the settlement itself. The lawsuit alleged breaches of fiduciary duties and unjust enrichment by several current and former members of the Company's board of directors and executive officers and requested unspecified monetary damages. This matter has since settled and did not have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto.

DOJ litigation settlement

Per the February 2012 DOJ litigation settlement, the Company is required to make future additional payments contingent upon the occurrence of certain future events. The Company elected the fair value option to account for this liability and uses a weighted average discounted cash flow model to measure fair value. The fair value of the DOJ litigation settlement liability was $84 million and $82 million at June 30, 2015 and December 31, 2014, respectively, using a discount rate of 8.0 percent and 8.7 percent at June 30, 2015 and December 31, 2014, respectively. The undiscounted amount of the DOJ litigation settlement liability remains at $118 million at June 30, 2015.

The DOJ litigation settlement does not have any effect on FHA insured loans in the Company's portfolio, including loans classified as loans with government guarantees as discussed in Note 4 to the Consolidated Financial Statements, herein.

At both June 30, 2015 and December 31, 2014, the Company's total accrual for contingent liabilities was $86 million, including the legal proceedings and fair value liability relating to the DOJ litigation settlement.

Commitments

A summary of the contractual amount of significant commitments is as follows.

	June 30, 2015	December 31, 2014
	(Dollars in millions)
Commitments to extend credit
Mortgage loans (interest-rate lock commitments)	$5,276	$2,172
HELOC commitments	119	88
Other consumer commitments	25	7
Warehouse loan commitments	754	827
Standby and commercial letters of credit	11	10
Commercial and industrial commitments	157	276
Other commercial commitments	396	169

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

The Company enters into mortgage interest-rate lock commitments with its customers. These commitments are considered to be derivative instruments and changes in the fair value of these commitments are recorded in the Consolidated Statements of Financial Condition as other asset. Further discussion on derivative instruments is included in Note 8 - Derivative Financial Instruments.

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

The Company maintains a reserve for letters of credit which is included in other liabilities, which represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The balance of $2 million and $1 million for June 30, 2015 and December 31, 2014, respectively, is reflected in other liabilities on the Consolidated Statements of Financial Condition.

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

Assets

Investment securities available-for-sale. These securities are comprised of U.S. government sponsored agencies and municipal obligations. The Company measures fair value using prices obtained from pricing services. A review is performed on the security prices received from the pricing services, which includes discussion and analysis of the inputs used by the pricing services to value our securities. Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase), and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including quotes for similar fixed-income securities, matrix pricing, discounted cash flow using benchmark curves or other factors to determine fair value. U.S. government sponsored agency mortgage backed securities are classified within level 2 of the valuation hierarchy, U.S. government sponsored collateralized mortgage obligation securities are classified within level 2 of the valuation hierarchy and all other debt securities are classified within level 3 of the valuation hierarchy.

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

Loans held-for-investment. Loans held-for-investment are generally recorded at amortized cost. Such loans are not recorded at fair value on a recurring basis. However, from time to time, a loan becomes impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, or discounted cash flows. The fair value of the underlying collateral is determined, where possible, using market prices derived from appraisals or broker price opinions which are considered to be level 3. The Company records the impaired loans as a non-recurring level 3 valuation. Fair value may also be measured using the present value of expected cash flows discounted at the loan's effective interest rate. The Company records the fair value of loans using the discounted present value of expected cash flows as non-recurring level 3 valuation.

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

Other investments. The fair value of the reverse repurchase agreement is determined by cost, which approximates the fair value. The reverse repurchase agreement is guaranteed by a third party and secured by level 2 government and agency securities which are unobservable by the Company, which are held by a third party. In case of default, the Company would receive the collateral from the third party. The reverse repurchase agreement is included in other assets on the Consolidated Statements of Financial Condition.

Derivative financial instruments. Certain classes of derivative contracts are listed on an exchange and are actively traded, and they are therefore classified within level 1 of the valuation hierarchy. These include U.S. Treasury futures and U.S. Treasury options. The Company's forward loan sale commitments, swap futures and interest rate swaps are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within level 2 of the valuation hierarchy. Rate lock commitments are valued using internal models with significant unobservable market parameters and therefore are classified within level 3 of the valuation hierarchy. The Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. The derivatives are reported in either other assets or other liabilities on the Consolidated Statements of Financial Condition.

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

Litigation settlement. Upon settlement of the DOJ litigation settlement, we elected the fair value option to account for the liability representing the remaining future payments. As of June 30, 2015 the fair value totaled $84 million for which we use a discounted cash flow model to determine the current fair value. The model utilizes our forecast and considers multiple scenarios and possible outcomes that impact the timing of the additional payments which are discounted using a risk free rate adjusted for nonperformance risk that represents our credit risk. These scenarios are probability weighted and consider the view of an independent market participant to estimate the most likely fair value of the liability.

The liability is classified within level 3 of the valuation hierarchy as the projections of earnings and growth rate assumptions are unobservable inputs which affect the estimated timing of the cash flow payments. The Company considers factors which could affect those projections from the perspective of a market participant, which is incorporated into the assessment of fair value. The litigation settlement is included in other liabilities on the Consolidated Statements of Financial Condition and changes in the fair value of the litigation settlement will be recorded each quarter in other noninterest expense on the Consolidated Statements of Operations.

Assets and liabilities measured at fair value on a recurring basis

The following tables present the financial instruments carried at fair value as of June 30, 2015 and December 31, 2014, by caption on the Consolidated Statement of Financial Condition and by level in the valuation hierarchy (as described above).

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2015	(Dollars in millions)
Investment securities available-for-sale
Agency	$—	$907	$—	$907
Agency-collateralized mortgage obligations	—	1,365	—	1,365
Loans held-for-sale
Residential first mortgage loans	—	2,005	—	2,005
Loans held-for-investment
Residential first mortgage loans	—	41	—	41
Second mortgage loans	—	—	48	48
HELOC loans	—	—	93	93
Mortgage servicing rights	—	—	317	317
Derivative assets
Rate lock commitments	—	—	33	33
Swap futures	—	2	—	2
U.S. Treasury and euro dollar futures	1	—	—	1
Forward agency and loans sales	—	14	—	14
Interest rate swaps	—	6	—	6
Total derivative assets	1	22	33	56
Other investments	—	—	100	100
Total assets at fair value	$1	$4,340	$591	$4,932
Derivative liabilities
Rate lock commitments	$—	$—	$(3)	$(3)
Forward agency and loans sales	—	(7)	—	(7)
Mortgage backed securities forwards	(1)	—	—	(1)
Interest rate swaps	—	(6)	—	(6)
Total derivative liabilities	(1)	(13)	(3)	(17)
Warrant liabilities	—	(7)	—	(7)
Long-term debt	—	—	(36)	(36)
DOJ litigation settlement	—	—	(84)	(84)
Total liabilities at fair value	$(1)	$(20)	$(123)	$(144)

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2014	(Dollars in millions)
Investment securities available-for-sale
Agency	$—	$929	$—	$929
Agency-collateralized mortgage obligations	—	741	—	741
Municipal obligations	—	—	2	2
Loans held-for-sale
Residential first mortgage loans	—	1,196	—	1,196
Loans held-for-investment
Residential first mortgage loans	—	26	—	26
Second mortgage loans	—	—	53	53
HELOC loans	—	—	132	132
Mortgage servicing rights	—	—	258	258
Derivative assets
U.S. Treasury and euro dollar futures	7	—	—	7
Rate lock commitments	—	—	31	31
Mortgage backed securities forwards	2	—	—	2
Interest rate swaps	—	6	—	6
Total derivative assets	9	6	31	46
Other investments	—	—	100	100
Total assets at fair value	$9	$2,898	$576	$3,483
Derivative liabilities
Forward agency and loan sales	$—	$(13)	$—	$(13)
U.S. Treasury and euro dollar futures	(1)	—	—	(1)
Interest rate swaps	—	(6)	—	(6)
Total derivative liabilities	(1)	(19)	—	(20)
Warrant liabilities	—	(6)	—	(6)
Long-term debt	—	—	(84)	(84)
DOJ litigation settlement	—	—	(82)	(82)
Total liabilities at fair value	$(1)	$(25)	$(166)	$(192)

The Company had no transfers of assets or liabilities recorded at fair value between fair value levels during the three and six months ended June 30, 2015 and 2014.

A determination to classify a financial instrument within level 3 of the valuation hierarchy is based upon the significance of the unobservable inputs to the overall fair value measurement. The Company manages the risk associated with the mortgage servicing rights and rate lock commitments through hedging U.S Treasury futures, forward agency and loans sales, and interest rate swaps. If the market for an instrument becomes more liquid or active and pricing models become available which allow for readily observable inputs, the Company will transfer the instruments from level 3 to level 2 valuation hierarchy. The assets and/or liabilities transferred are valued at the end of the period. Gains and losses in the tables do not reflect the effect of the Company's risk management activities related to such level 3 instruments.

Fair value measurements using significant unobservable inputs

The tables below include a roll forward of the Consolidated Statement of Financial Condition amounts for the three and six months ended June 30, 2015 and 2014 (including the change in fair value) for financial instruments classified by the Company within level 3 of the valuation hierarchy.

		Recorded in Earnings		Recorded in OCI
Three Months Ended June 30, 2015	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases / Originations	Sales	Settlements	Balance at End of Period	Changes in Unrealized Gains / (Losses) Held at End of Period (3)
Assets	(Dollars in millions)
Other investments	$100	$—	$—	$—	$—	$—	$—	$100	$—
Loans held-for-investment
Second mortgage loans	50	2	—	—	—	—	(4)	48	2
HELOC loans	113	(2)	—	—	—	—	(18)	93	1
Mortgage servicing rights	279	10	—	—	77	(49)	—	317	21
Totals	$542	$10	$—	$—	$77	$(49)	$(22)	$558	$24
Liabilities
Long-term debt	$(70)	$—	$(1)	$—	$—	$24	$11	$(36)	$—
DOJ litigation settlement	(82)	(2)	—	—	—	—	—	(84)	(2)
Totals	$(152)	$(2)	$(1)	$—	$—	$24	$11	$(120)	$(2)
Derivative financial instruments (net)
Rate lock commitments	$55	$(30)	$—	$—	$93	$(75)	$(13)	$30	$(2)

Three Months Ended June 30, 2014
Assets
Loans held-for-investment
Second mortgage loans	$62	$1	$—	$—	$—	$—	$(4)	$59	$1
HELOC loans	151	(1)	1	—	—	—	(5)	146	7
Mortgage servicing rights	320	(14)	—	—	69	(85)	—	290	(9)
Totals	$533	$(14)	$1	$—	$69	$(85)	$(9)	$495	$(1)
Liabilities
Long-term debt	$(102)	$—	$(2)	$—	$—	$—	$6	$(98)	$2
DOJ litigation settlement	(94)	16	—	—	—	—	—	(78)	16
Totals	$(196)	$16	$(2)	$—	$—	$—	$6	$(176)	$18
Derivative financial instruments (net)
Rate lock commitments	$21	$66	$—	$—	$78	$(94)	$(20)	$51	$24

		Recorded in Earnings		Recorded in OCI
Six Months Ended June 30, 2015	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases / Originations	Sales	Settlements	Balance at End of Period	Changes In Unrealized Held at End of Period (3)
Assets	(Dollars in millions)
Other investments	$100	$—	$—	$—	$—	$—	$—	$100	$—
Investment securities available-for-sale (1)(2)
Municipal obligation	2	—	—	—	—	—	(2)	—	—
Loans held-for-investment
Second mortgage loans	53	2	1	—	—	—	(8)	48	1
HELOC loans	132	(6)	—	—	—	—	(33)	93	3
Mortgage servicing rights	258	(16)	—	—	146	(71)	—	317	15
Totals	$545	$(20)	$1	$—	$146	$(71)	$(43)	$558	$19
Liabilities
Long-term debt	$(84)	$—	$(3)	$—	$—	$24	$27	$(36)	$—
DOJ litigation	(82)	(2)	—	—	—	—	—	(84)	(2)
Totals	$(166)	$(2)	$(3)	$—	$—	$24	$27	$(120)	$(2)
Derivative financial instruments (net)
Rate lock commitments	$31	$7	$—	$—	$191	$(172)	$(27)	$30	$15

Six Months Ended June 30, 2014
Assets
Loans held-for-investment
Second mortgage loans	$65	$—	$1	$—	$—	$—	$(7)	$59	$1
HELOC loans	155	(3)	3	—	—	—	(9)	146	14
Mortgage servicing rights	285	(24)	—	—	120	(91)	—	290	(11)
Totals	$505	$(27)	$4	$—	$120	$(91)	$(16)	$495	$4
Liabilities
Long-term debt	$(106)	$—	$(3)	$—	$—	$—	$11	$(98)	$3
DOJ litigation	(93)	15	—	—	—	—	—	(78)	15
Totals	$(199)	$15	$(3)	$—	$—	$—	$11	$(176)	$18
Derivative financial instruments (net)
Rate lock commitments	$10	$99	$—	$—	$137	$(158)	$(37)	$51	$23

(1)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in noninterest income.

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

The following tables present the quantitative information about recurring level 3 fair value financial instruments and the fair value measurements as of June 30, 2015 and December 31, 2014.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2015	(Dollars in millions)
Assets
Second mortgage loans	$48	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average	7.2% - 10.8% (9.0%) 12.8% - 19.2% (16.0%) 2.5 - 3.8 (3.1)
HELOC loans	$93	Discounted cash flows	Loss severity on defaulted balance Weighted average discount rate	32.5% - 48.7% (40.6%) 8.7% - 13.1% (10.9%)
Mortgage servicing rights	$317	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	6.6% - 9.8% (8.2%) 10.0% - 14.4% (12.3%) $58 - $87 ($72)
Liabilities
Long-term debt	$(36)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Weighted average life	7.2% - 10.8% (9.0%) 14.4% - 21.6% (18.0%) 0.4 - 0.6 (0.5)
DOJ litigation settlement	$(84)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)
Derivative financial instruments
Rate lock commitments	$30	Consensus pricing	Origination pull-through rate	67.4% - 101.0% (84.2%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2014	(Dollars in millions)
Assets
Second mortgage loans	$53	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average	7.2% - 10.8% (9.0%) 11.3% - 17.0% (14.2%) 2.4% - 3.6% (3.0%)
HELOC loans	$132	Discounted cash flows	Yield Weighted average life (CPR) Weighted average life (CDR) Discount loss severity	8.0% - 12.0% (10.0%) 7.2% - 10.8% (9.0%) 6.6% - 9.9% (8.3%) 60.2% - 90.2% (75.2%)
Mortgage servicing rights	$258	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	7.1% - 10.7% (8.9%) 12.2% - 17.1% (15.0%) $67 - $88 ($78)
Liabilities
Long-term debt	$(84)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Weighted average life	6.4% - 9.6% (8.0%) 16.0% - 24.0% (20.0%) 0.5 - 0.7 (0.6)
DOJ litigation settlement	$(82)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)
Derivative financial instruments
Rate lock commitments	$31	Consensus pricing	Origination pull-through rate	66.2% - 99.3% (82.7%)

Recurring Significant Unobservable Inputs

The significant unobservable inputs used in the fair value measurement of the second mortgage loans associated with the FSTAR 2006-1 mortgage securitization trust are discount rates, prepayment rates, and default rates. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases in prepay rates in isolation result in a higher fair value and increases (decreases) in default rates in isolation result in a (higher) lower fair value.

At June 30, 2015, the significant unobservable inputs used in the fair value measurement of the HELOC loans are loss severity on defaulted balance and the weighted average discount rate. For the HELOC loans, increases (decreases) in the loss severity on defaulted balance, in isolation, would result in a lower (higher) fair value measurement; increases (decreases) in the weighted average discount rate, in isolation, would lower (higher) fair value measurement. For the notes (liability), increases (decreases) in the discount rate in isolation would result in a lower (higher) fair value measurement; increases (decreases) in prepayment rates in isolation results in a shorter (longer) weighted average life and ultimately a higher (lower) fair value measurement. In June 2015, the Company executed a clean-up call of the FSTAR 2005-1 long-term debt associated with the HELOC securitization trust. After payment of the debt, the FSTAR 2005-1 HELOC securitization trust has been dissolved as of June 30, 2015.

The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation would result in a significantly lower (higher) fair value measurement.

The key economic assumptions used in determining the fair value of those MSRs capitalized during the three and six months ended June 30, 2015 and 2014 periods were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average life (in years)	8.4	8.2	7.9	8.0
Weighted-average constant prepayment rate	9.3%	11.3%	11.4%	11.7%
Weighted-average discount rate	10.7%	12.4%	10.8%	12.2%

The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows.

	June 30, 2015	December 31, 2014
Weighted-average life (in years)	7.6	6.6
Weighted-average constant prepayment rate	12.3%	15.0%
Weighted-average discount rate	10.4%	10.9%

The significant unobservable input used in the fair value measurement of the rate lock commitments is the pull through rate. The pull through rate is a statistical analysis of the Company's actual rate lock fallout history to determine the sensitivity of the residential mortgage loan pipeline compared to interest rate changes and other deterministic values. New market prices are applied based on updated loan characteristics and new fallout ratios (i.e., the inverse of the pull through rate) are applied accordingly. Significant increases (decreases) in the pull through rate in isolation would result in a significantly higher (lower) fair value measurement.

The significant unobservable inputs used in the fair value measurement of the DOJ litigation settlement are future balance sheet and growth rate projections for overall asset growth, MSR growth, peer group return on assets and return on assets improvement. The current assumptions are based on management's approved, strategic performance targets beyond the current strategic modeling horizon (2015). The Bank's target asset growth rate post-2015 is based on growth in the balance sheet. Significant increases (decreases) in the Bank's growth rate in isolation could result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the Bank's MSR growth rate in isolation could result in a marginally lower (higher) fair value measurement. Significant increases (decreases) in the peer group's return on assets improvement in isolation could result in a marginally higher (lower) fair value measurement. Significant increases (decreases) in the Bank's return on assets in isolation could result in a marginally higher (lower) fair value measurement.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are measured at the lower of cost or fair value and had a fair value below cost at the end of the period as summarized below.

Level 3 (1)
(Dollars in millions)
June 30, 2015
Impaired loans held-for-investment (2)
Residential first mortgage loans	$42
Repossessed assets (3)	18
Totals	$60
December 31, 2014
Impaired loans held-for-investment (2)
Residential first mortgage loans	$74
Repossessed assets (3)	19
Totals	$93

(1)	The fair values are obtained at various dates during the three months ended June 30, 2015 and December 31, 2014, respectively.

(2)
The Company recorded $21 million and $56 million in fair value losses on impaired loans (included in provision for loan losses on Consolidated Statements of Operations) during the three and six months ended June 30, 2015, respectively, compared to $17 million and $27 million in fair value losses on impaired loans during the three and six months ended June 30, 2014, respectively.

(3)
The Company recorded $0 million and $1 million in losses related to write downs of repossessed assets based on the estimated fair value of the specific assets during the three and six months ended June 30, 2015, respectively, and recognized net gain of $1 million and $1 million on sales of repossessed assets (both write downs and net gains/losses are included in assets resolution expense on the Consolidated Statements of Operations) during the three and six months ended June 30, 2015, respectively. The Company recorded $2 million and $2 million in losses related to write downs of repossessed assets based on the estimated fair value of the specific assets during the three and six months ended June 30, 2014, respectively, and recognized net losses of $2 million and $3 million on sales of repossessed assets during the three and six months ended June 30, 2014, respectively.

The following tables present the quantitative information about non-recurring level 3 fair value financial instruments and the fair value measurements as of June 30, 2015 and December 31, 2014.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2015	(Dollars in millions)
Impaired loans held-for-investment
Residential first mortgage loans	$42	Fair value of collateral	Loss severity discount	35% - 45% (44.2%)
Repossessed assets	$18	Fair value of collateral	Loss severity discount	0% - 99% (50.5%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2014	(Dollars in millions)
Impaired loans held-for-investment
Residential first mortgage loans	$74	Fair value of collateral	Loss severity discount	35% - 47% (36.9%)
Repossessed assets	$19	Fair value of collateral	Loss severity discount	7% - 100% (45.4%)

Non-Recurring Significant Unobservable Inputs

The significant unobservable inputs used in the fair value measurement of the impaired loans and repossessed assets are appraisals or other third-party price opinions which incorporate measures such as recent sales prices for comparable properties.

Fair Value of Financial Instruments

The following tables present the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost.

	June 30, 2015
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Financial Instruments
Assets
Cash and cash equivalents	$246	$246	$246	$—	$—
Other investments	100	100	—	—	100
Investment securities available-for-sale	2,272	2,272	—	2,272	—
Loans held-for-sale	2,038	2,053	—	2,053	—
Loans with government guarantees	592	573	—	573	—
Loans held-for-investment, net	5,113	5,033	—	41	4,992
Repossessed assets	18	18	—	—	18
Federal Home Loan Bank stock	113	113	—	113	—
Mortgage servicing rights	317	317	—	—	317
Bank owned life insurance	150	150	—	150	—
Other assets, foreclosure claims	267	267	—	267	—
Derivative Financial Instruments
U.S. Treasury and euro dollar futures	1	1	1	—	—
Rate lock commitments	33	33	—	—	33
Swap futures	2	2	—	2	—
Forward agency and loan sales	14	14	—	14	—
Interest rate swaps	6	6	—	6	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(4,986)	(4,732)	—	(4,732)	—
Certificates of deposit	(767)	(770)	—	(770)	—
Government deposits	(970)	(953)	—	(953)	—
Company controlled deposits	(925)	(883)	—	(883)	—
Federal Home Loan Bank advances	(2,198)	(2,191)	—	(2,191)	—
Long-term debt	(283)	(127)	—	(91)	(36)
Warrant liabilities	(7)	(7)	—	(7)	—
Litigation settlement	(84)	(84)	—	—	(84)
Derivative Financial Instruments
Rate lock commitments	(3)	(3)	—	—	(3)
Forward agency and loan sales	(7)	(7)	—	(7)	—
Mortgage backed securities forwards	(1)	(1)	(1)	—	—
Interest rate swaps	(6)	(6)	—	(6)	—

	December 31, 2014
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Financial Instruments
Assets
Cash and cash equivalents	$136	$136	$136	$—	$—
Other investments	100	100	—	—	100
Investment securities available-for-sale	1,672	1,672	—	1,670	2
Loans held-for-sale	1,244	1,196	—	1,196	—
Loans with government guarantees	1,128	1,094	—	1,094	—
Loans held-for-investment, net	4,151	3,998	—	26	3,972
Repossessed assets	19	19	—	—	19
Federal Home Loan Bank stock	155	155	155	—	—
Mortgage servicing rights	258	258	—	—	258
Derivative Financial Instruments
Interest rate swaps	6	6	—	6	—
U.S. Treasury futures	7	7	7	—	—
Rate lock commitments	31	31	—	—	31
Agency forwards	2	2	2	—	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(4,565)	(4,291)	—	(4,291)	—
Certificates of deposit	(813)	(816)	—	(816)	—
Government deposits	(918)	(884)	—	(884)	—
Company controlled deposits	(773)	(770)	—	(770)	—
Federal Home Loan Bank advances	(514)	(514)	(514)	—	—
Long-term debt	(331)	(172)	—	(88)	(84)
Warrant liabilities	(6)	(6)	—	(6)	—
Litigation settlement	(82)	(82)	—	—	(82)
Derivative Financial Instruments
Interest rate swaps	(6)	(6)	—	(6)	—
U.S. Treasury futures	(1)	(1)	(1)	—	—
Forward agency and loan sales	(13)	(13)	—	(13)	—

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

Bank owned life insurance. The fair value of bank owned life insurance policies is based on the cash surrender values of the policies as reported by the insurance companies.

Other assets, foreclosure claims. The fair value of foreclosure claims with government guarantees approximates the carrying amount.

Deposit accounts. The fair value of deposits with no defined maturity is estimated based on a discounted cash flow model that incorporates current market rates for similar products and expected attrition. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for certificates of deposit with similar remaining maturities.

Federal Home Loan Bank advances. Rates currently available for debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.

Long-term debt. The fair value of the long-term debt is estimated based on a discounted cash flow model that incorporates current borrowing rates for similar types of borrowing arrangements.

Fair Value Option

The Company elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to mitigate a divergence between accounting losses and economic exposure.

The following table reflects the change in fair value included in earnings (and the account recorded in) for the assets and liabilities for which the fair value option has been elected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Assets	(Dollars in millions)
Loans held-for-sale
Net gain on loan sales	$36	$126	$142	$189
Other noninterest income	1	—	—	(1)
Loans held-for-investment
Interest income on loans	$4	$1	$7	$3
Other noninterest income	(25)	(3)	(34)	(7)
Liabilities
Long-term debt
Other noninterest income	$14	$4	$25	$8
Litigation settlement
Other noninterest expense	$3	$(16)	$2	$(15)

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of June 30, 2015 and December 31, 2014 for assets and liabilities for which the fair value option has been elected.

	June 30, 2015			December 31, 2014
	(Dollars in millions)
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
Assets
Nonaccrual loans
Loans held-for-sale	$1	$—	$(1)	$—	$—	$—
Loans held-for-investment	16	7	(9)	11	5	(6)
Total nonaccrual loans	$17	$7	$(10)	$11	$5	$(6)
Other performing loans
Loans held-for-sale	$1,943	$2,005	$62	$1,144	$1,196	$52
Loans held-for-investment	195	175	(20)	225	206	(19)
Total other performing loans	$2,138	$2,180	$42	$1,369	$1,402	$33
Total loans
Loans held-for-sale	$1,944	$2,005	$61	$1,144	$1,196	$52
Loans held-for-investment	211	182	(29)	236	211	(25)
Total loans	$2,155	$2,187	$32	$1,380	$1,407	$27
Liabilities
Long-term debt	$(37)	$(36)	$1	$(88)	$(84)	$4
Litigation settlement (1)	$(118)	(84)	$34	$(118)	(82)	$36

(1)	The Company is obligated to pay $118 million in installment payments upon meeting certain performance conditions.

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

The Mortgage Servicing segment services and sub-services mortgage loans, on a fee basis, for others. Also, the Mortgage Servicing segment services, on a fee basis, residential mortgages held-for-investment by the Community Banking segment and mortgage servicing rights held by the Other segment. The Mortgage Servicing segment may also collect ancillary fees, such as late fees, and earns income through the use of noninterest-bearing escrows.

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

The Other segment includes the treasury functions, funding revenue associated with stockholders' equity, the impact of interest rate risk management, the impact of balance sheet funding activities, and miscellaneous other expenses of a corporate nature. Treasury functions include administering the investment securities portfolios, balance sheet funding, interest rate risk management and MSR asset valuation, certain derivative and sales into the secondary market. In addition, the Other segment includes revenue and expenses related to treasury and corporate assets and liabilities and equity not directly assigned or allocated to the Mortgage Originations, Mortgage Servicing or Community Banking operating segments.

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

The following tables present financial information by business segment for the periods indicated.

	Three Months Ended June 30, 2015
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$19	$3	$43	$8	$73
Net gain (loss) on loan sales	88	—	(5)	—	83
Representation and warranty reserve - change in estimate	—	5	—	—	5
Other noninterest income	18	14	1	5	38
Total net interest income and noninterest income	125	22	39	13	199
Benefit for loan losses	—	—	13	—	13
Asset resolution	—	(5)	—	—	(5)
Depreciation and amortization expense	(1)	(1)	(1)	(4)	(7)
Other noninterest expense	(54)	(32)	(38)	(2)	(126)
Total noninterest expense	(55)	(38)	(39)	(6)	(138)
Income (loss) before federal income taxes	70	(16)	13	7	74
Provision for federal income taxes	—	—	—	28	28
Net income (loss)	$70	$(16)	$13	$(21)	$46
Intersegment revenue	$11	$(1)	$(5)	$(5)	$—

Average balances
Loans held-for-sale	$2,173	$—	$45	$—	$2,218
Loans with government guarantees	—	630	—	—	630
Loans held-for-investment	2	—	4,831	105	4,938
Total assets	2,268	986	4,803	3,754	11,811
Interest-bearing deposits	—	—	6,130	—	6,130

	Three Months Ended June 30, 2014
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$14	$6	$38	$5	$63
Net gain (loss) on loan sales	56	—	(1)	—	55
Representation and warranty reserve - change in estimate	—	(5)	—	—	(5)
Other noninterest income	14	21	12	6	53
Total net interest income and noninterest income	84	22	49	11	166
Provision for loan losses	—	—	(6)	—	(6)
Asset resolution	—	(18)	—	—	(18)
Depreciation and amortization expense	—	(2)	(1)	(3)	(6)
Other noninterest expense	(47)	(12)	(37)	(2)	(98)
Total noninterest expense	(47)	(32)	(38)	(5)	(122)
Income (loss) before federal income taxes	37	(10)	5	6	38
Provision for federal income taxes	—	—	—	12	12
Net income (loss)	$37	$(10)	$5	$(6)	$26
Intersegment revenue	$2	$4	$(1)	$(5)	$—

Average balances
Loans held-for-sale	$1,407	$—	$110	$—	$1,517
Loans with government guarantees	—	1,238	—	—	1,238
Loans held-for-investment	—	—	3,903	—	3,903
Total assets	1,567	1,364	3,763	3,090	9,784
Interest-bearing deposits	—	—	5,446	—	5,446

	Six Months Ended June 30, 2015
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$35	$7	$81	$15	$138
Net gain (loss) on loan sales	183	—	(9)	—	174
Representation and warranty reserve - change in estimate	1	6	—	—	7
Other noninterest income (loss)	35	27	8	(6)	64
Total net interest income and noninterest income	254	40	80	9	383
Benefit for loan losses	—	—	17	—	17
Asset resolution	—	(12)	(1)	—	(13)
Depreciation and amortization expense	(1)	(2)	(3)	(5)	(11)
Other noninterest expense	(110)	(59)	(78)	(5)	(252)
Total noninterest expense	(111)	(73)	(82)	(10)	(276)
Income (loss) before federal income taxes	143	(33)	15	(1)	124
Provision for federal income taxes	—	—	—	46	46
Net income (loss)	$143	$(33)	$15	$(47)	$78
Intersegment revenue	$19	$1	$(10)	$(10)	$—

Average balances
Loans held-for-sale	$1,988	$—	$43	$—	$2,031
Loans with government guarantees	—	747	—	—	747
Loans held-for-investment	2	—	4,500	115	4,617
Total assets	2,122	1,077	4,457	3,680	11,336
Interest-bearing deposits	—	—	6,058	—	6,058

	Six Months Ended June 30, 2014
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$26	$11	$73	$11	$121
Net gain (loss) on loan sales	103	—	(3)	—	100
Representation and warranty reserve - change in estimate	—	(4)	—	—	(4)
Other noninterest income (loss)	26	35	(2)	22	81
Total net interest income and noninterest income	155	42	68	33	298
Provision for loan losses	—	—	(119)	—	(119)
Asset resolution	—	(28)	(1)	—	(29)
Depreciation and amortization expense	(1)	(3)	(2)	(6)	(12)
Other noninterest expense	(99)	(35)	(78)	(6)	(218)
Total noninterest expense	(100)	(66)	(81)	(12)	(259)
Income (loss) before federal income taxes	55	(24)	(132)	21	(80)
Benefit for federal income taxes	—	—	—	(28)	(28)
Net income (loss)	$55	$(24)	$(132)	$49	$(52)
Intersegment revenue	$6	$9	$(3)	$(12)	$—

Average balances
Loans held-for-sale	$1,314	$—	$94	$—	$1,408
Loans with government guarantees	—	1,254	—	—	1,254
Loans held-for-investment	—	—	3,884	—	3,884
Total assets	1,466	1,389	3,844	2,848	9,547
Interest-bearing deposits	—	—	5,339	—	5,339

Note 19 – Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has voted to approve a one-year deferral of the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. Management is currently evaluating this guidance and does not expect this guidance to have a material impact on the Company’s Consolidated Financial Statements, but significant disclosures to the Notes thereto will be required.

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

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its equivalent). The amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient pursuant to ASC 820, Fair Value Measurement. Instead, those investments must be included as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. ASU 2015-07 is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. This guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements or the Notes thereto.

Note 20 – Restatement of Consolidated Statements of Cash Flows

The Company reclassified the reporting of certain cash flows from operating, financing, and investing activities in the Consolidated Statements of Cash Flows for each of the quarterly periods in the year ended 2014. The primary cause of the reclassifications related to cash flows associated with our nonperforming loan sales that occurred throughout 2014, which were presented as cash flows provided by operating activities but should have been included in cash flows provided by investing activities consistent with the original balance sheet classification rather than their classification at the time of sale per ASC 230-45-12. These reclassifications have no impact on the total cash flows for the periods impacted or on the beginning or ending cash balances for any of these periods. We will continue to revise future quarters to restate the 2014 Consolidated Statements of Cash Flows as those quarters are presented. The Company has included the comparison of the as stated and restated amounts for the period ended June 30, 2014, herein.

	Six Months Ended June 30,
	2014
	(Unaudited)	(Unaudited)
	As Restated	As Reported
Operating Activities
Net loss	$(52)	$(52)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	119	119
Representation and warranty provision	4	4
Depreciation and amortization	11	11
Loss on fair value of mortgage servicing rights	*	24
Loss on fair value of long-term debt	*	3
Deferred income taxes	(21)	*
Changes in fair value of MSRs, DOJ litigation settlement liability and long-term debt	12	*
Premium, change in fair value, and other non-cash changes	(378)	*
Net transaction costs on sales of mortgage servicing rights	*	(1)
Net gain on investment securities	*	(1)
Net gain on loan and asset sales	(107)	(109)
Net change in:
Proceeds from sales of loans held-for-sale ("HFS")	7,323	7,819
Origination and repurchase of loans, net of principal repayments	(10,565)	(11,393)
Decrease in repurchase loans with government guarantees, net of claims received	*	56
Increase in accrued interest receivable	(10)	(10)
Increase in other assets, excludes purchase of other investments	(17)	(21)
Increase in payable for mortgage repurchase option	*	2
Net charge-offs in representation and warranty reserve	(11)	(11)
Increase (decrease) in other liabilities	10	(6)
Net cash used in operating activities	(3,682)	(3,566)
Investing Activities
Proceeds from sale of available-for-sale securities including loans that have been securitized	4,168	*
Proceeds received from sale of investment securities available-for-sale	*	4,025
Collection of principal on investment securities available-for-sale	69	*
Repayment of investment securities available-for-sale	*	69
Purchase of investment securities available-for-sale and other	(669)	(669)
Proceeds received from the sale of held-for-investment loans ("HFI")	35	*
Origination and purchase of loans HFI, net of principal repayments	(679)	*
Net change from sales of loans held-for-investment	*	(282)
Principal repayments net of origination of loans held-for-investment	*	(319)
Proceeds from the disposition of repossessed assets	21	21
Acquisitions of premises and equipment, net of proceeds	(16)	(16)
Proceeds from the sale of mortgage servicing rights	104	88
Net cash provided by investing activities	3,033	2,917
Financing Activities
Net increase in deposit accounts	504	504
Net increase in Federal Home Loan Bank Advances	*	44
Proceeds from increases in Federal Home Loan Bank Advances	10,110	*
Repayment of Federal Home Loan Bank advances	(10,066)	*
Repayment of trust preferred securities and long-term debt	(11)	(11)
Net receipt of payments of loans serviced for others	31	31
Net receipt of escrow payments	3	3
Net cash provided by financing activities	571	571
Net decrease in cash and cash equivalents	(78)	(78)
Beginning cash and cash equivalents	281	281
Ending cash and cash equivalents	$203	$203
Supplemental disclosure of cash flow information
Interest paid on deposits and other borrowings	$14	$14
Income tax payments	$—	$—
Non-cash reclassification of loans originated HFI to loans HFS	$314	$289
Non-cash reclassification of mortgage loans originated HFS to HFI	$7	$7
Non-cash reclassification of mortgage loans HFS to AFS securities	$4,120	*
Mortgage servicing rights resulting from sale or securitization of loans	$120	$120
Loans held-for-investment transferred to repossessed assets	*	$33
* Line item caption changes. Activity has been reported under a new caption.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(15)	The control by, and influence of, the fund that is our majority stockholder, and any changes that may occur with respect to that fund or its ownership interest in us;

(16)
A failure of, interruption in or cybersecurity attack on our network or computer systems, which could impact our ability to properly collect, process, and maintain personal data, ensure ongoing mortgage and banking operations, or maintain system integrity with respect to funds settlement; and

(17)	Factors that may require us to establish a valuation allowance against our deferred tax asset or that impact our ability to maximize the tax benefit of our net operating losses.

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

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At June 30, 2015, based on our assets, we are the largest bank headquartered in Michigan and one of the top 10 largest savings banks in the United States. Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBC." We are considered a controlled company for NYSE purposes, because MP Thrift Investments, L.P. ("MP Thrift") held approximately 63.1 percent of our common stock as of June 30, 2015.

We primarily originate or purchase residential mortgage loans throughout the country and sell them into securitization pools, primarily to Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Government National Mortgage Association ("Ginnie Mae") (collectively, the "Agencies") or as whole loans. In addition, we originate residential first mortgage loans, consumer loans, commercial loans and warehouse loans to our held-for-investment loan portfolios. Our revenues include net interest income, income from services we provide customers, and noninterest income from sales of residential first mortgage loans to the Agencies, the servicing of loans for others and the sale of servicing rights related to mortgage loans serviced for others. The combination of our home lending, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential mortgage loan products.

The majority of our total loan originations during the six months ended June 30, 2015 represented mortgage loans that were collateralized by residential mortgages on single-family residences and were eligible for sale to the Agencies. At June 30, 2015, we originated residential mortgage loans through relationships with approximately 560 mortgage brokers and approximately 700 correspondents, which were located in all 50 states. At June 30, 2015, we also operated 13 retail centers located in nine states, which primarily originate one-to-four family residential mortgage loans as part of our Mortgage Originations segment.

We also originate mortgage loans through referrals from our branches, consumer direct call center and our website, flagstar.com. At June 30, 2015, we operated 100 branches in Michigan. Through our branches, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and businesses. We also gather deposits on a nationwide basis through our banking group, and provide deposit and cash management services to governmental units on a relationship basis. We leverage our branches and Internet banking to cross-sell products to existing customers and increase our customer base.

At June 30, 2015, we had 2,713 full-time equivalent employees inclusive of account executives and loan officers.

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions inherent in those policies are critical to an understanding of our Consolidated Financial Statements, in Item 1. Financial Statements herein. These policies relate to: (a) fair value measurements; (b) the determination of our allowance for loan losses; and (c) the determination of our representation and warranty reserve. We believe the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements and the Notes, in Item 1., are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements and the Notes, in Item 1., herein, to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, which is available on our website, flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

Selected Financial Ratios
(Dollars in millions, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Mortgage loans originated (1)	$8,448	$5,951	$15,702	$10,817
Mortgage loans sold and securitized	$7,571	$6,030	$13,825	$10,504
Interest rate spread	2.63%	2.87%	2.61%	2.87%
Net interest margin	2.79%	2.98%	2.77%	2.97%
Average common shares outstanding	56,436,026	56,230,458	56,410,880	56,212,422
Average fully diluted shares outstanding	57,165,072	56,822,102	56,971,133	56,212,422
Average interest earning assets	$10,367	$8,367	$9,897	$8,100
Average interest paying liabilities	$8,265	$6,795	$7,887	$6,581
Average stockholders' equity	$1,462	$1,382	$1,443	$1,413
Return (loss) on average assets	1.57%	1.04%	1.38%	(1.12)%
Return (loss) on average equity	12.71%	7.38%	10.81%	(7.56)%
Efficiency ratio	69.6%	73.6%	72.1%	87.4%
Equity-to-assets ratio (average for the period)	12.37%	14.12%	12.73%	14.80%
Charge-offs to average LHFI (2)	1.49%	0.78%	2.63%	1.07%
Charge-offs, to average LHFI adjusted (3)	0.26%	0.78%	0.34%	0.94%

	June 30, 2015	December 31, 2014	June 30, 2014
Book value per common share	$20.98	$19.64	$19.90
Number of common shares outstanding	56,436,026	56,332,307	56,238,925
Mortgage loans serviced for others	$27,679	$25,427	$25,342
Mortgage loans subserviced for others	$43,292	$46,724	$43,103
Weighted average service fee (basis points)	27.4	27.2	29.2
Capitalized value of mortgage servicing rights	1.15%	1.01%	1.14%
Mortgage servicing rights to Tier 1 capital	24.2%	21.8%	24.2%
Ratio of allowance for loan losses to LHFI (2)	4.31%	7.01%	7.41%
Ratio of nonperforming assets to total assets	0.69%	1.41%	1.52%
Equity-to-assets ratio	11.95%	13.95%	13.95%
Common equity-to-assets ratio	9.76%	11.24%	11.27%
Tier 1 leverage ratio (to adjusted total assets) (4)	11.47%	12.59%	12.59%
Common equity Tier 1 capital ratio (to risk-weighted assets) (4)	14.56%	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets) (4)	21.30%	24.12%	25.19%
Number of branches	100	107	106
Number of FTE employees	2,713	2,739	2,741

(1)	Includes residential first mortgage and second mortgage loans.

(2)	Excludes loans carried under the fair value option.

(3)
Excludes charge-offs of $15 million and $36 million related to the sale of loans during the three months ended June 30, 2015 and June 30, 2014, respectively, and $51 million and $2 million related to the sale of loans during the six months ended June 30, 2015 and June 30, 2014, respectively.

(4)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. We reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

Summary of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Net interest income	$73	$63	$138	$121
Provision (benefit) for loan losses	(13)	6	(17)	119
Total noninterest income	126	103	245	177
Total noninterest expense	138	122	276	259
Provision (benefit) for income taxes	28	12	46	(28)
Preferred stock accretion	—	—	—	(1)
Net income (loss) from continuing operations	$46	$26	$78	$(53)

Our net income (loss) from continuing operations for the three months ended June 30, 2015 was $46 million ($0.68 per diluted share), compared to $26 million ($0.33 per diluted share) for the three months ended June 30, 2014. Our net income from continuing operations for the six months ended June 30, 2015 was $78 million ($1.11 per diluted share), compared to a loss of $53 million (loss of $1.17 per share) for the six months ended June 30, 2014.

Net interest income increased $17 million for the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to growth in relatively higher yielding interest-earning assets, while maintaining a relatively stable funding cost.

Provision for loan losses improved by $136 million for the six months ended June 30, 2015 as compared to the same period in 2014, primarily driven by the two changes in estimates, which occurred in the first quarter 2014: the evaluation of current data related to the loss emergence period on our residential mortgage loan portfolio and the evaluation of the enhanced risk associated with payment resets relating to interest-only loans. Also impacting this variance was a release of reserves previously associated with the sale of interest-only residential first mortgage loans, non-performing loans and troubled debt restructured first mortgage loans during the six months ended June 30, 2015.

Noninterest income increased $68 million for the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to a $74 million increase in net gain on loan sales driven by stronger market pricing and improved business performance, partially offset by a decrease of $14 million in the net return on mortgage servicing asset.

Noninterest expense increased $17 million for the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in other noninterest expense primarily due to the benefit relating to the DOJ liability recorded during the six months ended June 30, 2014, and loan processing expense, partially offset by a decrease in asset resolution expense from our on-going efforts to de-risk the balance sheet and the benefit of an FHA indemnification release.

Income tax provision increased $74 million for the six months ended June 30, 2015, as compared to the same period in 2014, which was primarily impacted by our effort to utilize net operating loss carryforwards. We continue to monitor factors that might affect our ability to realize the full tax benefit of the net operating loss carryforwards.

Net Interest Income

Net interest income is the amount we earn on the average balances of our interest-earning assets, less the amount we incur on the average balances of our interest-bearing liabilities. Interest income recorded on loans is reduced by the amortization of net premiums and net deferred loan origination costs.

Comparison to Prior Year Quarter

Net interest income increased $10 million to $73 million for the three months ended June 30, 2015, as compared to $63 million for the three months ended June 30, 2014, primarily due to growth in relatively higher yielding interest-earning assets and maintained a relatively stable funding cost. Net interest income represented 36.3 percent of our total revenue for the three months ended June 30, 2015, compared to 37.9 percent for the three months ended June 30, 2014.

Our net interest margin for the three months ended June 30, 2015 was 2.79 percent, as compared to 2.98 percent for the three months ended June 30, 2014. The decrease was driven primarily by higher rates in Federal Home Loan Bank advances as we lengthened the duration of liabilities in 2015 and an increase in retail savings deposit accounts, partially offset by increased interest income resulting from higher average loan balances.

Interest income increased $18 million for the three months ended June 30, 2015 to $90 million, compared to $72 million during the three months ended June 30, 2014, primarily driven by higher average investment securities and higher average loans held-for-sale and loans held-for-investment resulting from higher loan demand. Average loans held-for-investment totaled $4.9 billion for the three months ended June 30, 2015, increasing $1.0 billion or 26.5 percent compared to the three months ended June 30, 2014. We realized solid growth in warehouse, commercial real estate, and commercial and industrial loans. Average warehouse loans increased $549 million for the three months ended June 30, 2015 to $970 million, compared to $421 million for the three months ended June 30, 2014, primarily due to higher line utilization and new accounts.

Interest expense increased $8 million for the three months ended June 30, 2015 to $17 million, compared to $9 million for the three months ended June 30, 2014, primarily due to increases in Federal Home Loan Bank advances and interest-bearing deposits. Average interest-bearing deposits were $6.1 billion during the three months ended June 30, 2015, increasing $0.7 billion or 12.6 percent, compared to the three months ended June 30, 2014. Retail deposits increased $540 million, led by growth in savings deposits, partially offset by a decline in certificates of deposit. Average Federal Home Loan Bank advances were $1.8 billion for the three months ended June 30, 2015, an increase of $0.7 billion compared to the three months ended June 30, 2014. During the three months ended June 30, 2015, there was an increase in borrowing costs for Federal Home Loan Bank borrowings as we lengthened the duration of liabilities in 2015. The average cost of interest-bearing liabilities increased 23 basis points to 0.79 percent for the three months ended June 30, 2015 from 0.56 percent for the three months ended June 30, 2014.

Comparison to Prior Year to Date

Net interest income increased $17 million to $138 million for the six months ended June 30, 2015, as compared to $121 million for the six months ended June 30, 2014, primarily due to growth in relatively higher yielding interest-earning assets and maintaining a relatively stable funding cost. Net interest income represented 35.9 percent of our total revenue for the six months ended June 30, 2015, compared to 40.5 percent for the six months ended June 30, 2014.

Our net interest margin for the six months ended June 30, 2015 was 2.77 percent, as compared to 2.97 percent for the six months ended June 30, 2014. The decrease was primarily due to the same reasons noted above.

Interest income increased $31 million for the six months ended June 30, 2015 to $169 million, compared to $138 million during the six months ended June 30, 2014, primarily due to the same reasons noted above. Average loans held-for-investment totaled $4.6 billion for the six months ended June 30, 2015, increasing $0.7 billion or 18.9 percent compared to the six months ended June 30, 2014. We realized solid growth in warehouse, commercial real estate, and commercial and industrial loans. Average warehouse loans increased $453 million for the six months ended June 30, 2015 to $797 million, compared to $344 million for the six months ended June 30, 2014, primarily due to the same reasons noted above.

Interest expense increased $14 million for the six months ended June 30, 2015 to $31 million, compared to $17 million for the six months ended June 30, 2014, primarily due to the same reasons noted above. Average interest-bearing deposits were $6.1 billion during the six months ended June 30, 2015, increasing $0.7 billion or 13.5 percent, compared to the six months ended June 30, 2014. Retail deposits increased $0.5 billion, led by growth in savings deposits, partially offset by a decline in certificates of deposit. Average Federal Home Loan Bank advances were $1.5 billion for the six months ended June 30, 2015 an increase of $0.5 billion compared to the six months ended June 30, 2014. During the six months ended June 30, 2015, there was increased borrowing costs for Federal Home Loan Bank borrowings as we lengthened the duration of liabilities in 2015. The average cost of interest-bearing liabilities increased 25 basis points to 0.79 percent for the six months ended June 30, 2015 from 0.54 percent for the six months ended June 30, 2014.

The following table presents on a consolidated basis interest income from average assets and liabilities, expressed in dollars and yields.

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$2,218	$21	3.80%	$1,517	$16	4.16%
Loans with government guarantees	630	5	2.97%	1,238	8	2.58%
Loans held-for-investment
Consumer loans (1)	2,913	27	3.74%	2,673	26	3.96%
Commercial loans (1)	2,025	21	4.03%	1,230	12	3.77%
Total loans held-for-investment	4,938	48	3.86%	3,903	38	3.90%
Investment securities	2,350	15	2.55%	1,541	10	2.57%
Interest-earning deposits	231	1	0.55%	168	—	0.28%
Total interest-earning assets	10,367	90	3.42%	8,367	72	3.43%
Other assets	1,444			1,417
Total assets	$11,811			$9,784
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$431	$—	0.14%	$427	$—	0.14%
Savings deposits	3,752	8	0.83%	3,010	4	0.59%
Money market deposits	242	—	0.26%	265	—	0.19%
Certificates of deposit	763	2	0.71%	946	2	0.74%
Total retail deposits	5,188	10	0.73%	4,648	6	0.55%
Government deposits
Demand deposits	210	—	0.40%	155	—	0.39%
Savings deposits	401	1	0.52%	301	—	0.53%
Certificates of deposit	331	—	0.34%	342	—	0.32%
Total government deposits	942	1	0.43%	798	—	0.41%
Total Deposits	6,130	11	0.68%	5,446	6	0.53%
Federal Home Loan Bank advances	1,828	4	0.90%	1,100	1	0.22%
Other	307	2	2.38%	249	2	2.66%
Total interest-bearing liabilities	8,265	17	0.79%	6,795	9	0.56%
Noninterest-bearing deposits (2)	1,606			1,028
Other liabilities	478			579
Stockholders’ equity	1,462			1,382
Total liabilities and stockholders' equity	$11,811			$9,784
Net interest-earning assets	$2,102			$1,572
Net interest income		$73			$63
Interest rate spread (3)			2.63%			2.87%
Net interest margin (4)			2.79%			2.98%
Ratio of average interest-earning assets to interest-bearing liabilities			125.4%			123.1%

(1)	Consumer loans include: residential first mortgage, second mortgage, HELOC, and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and warehouse lines.

(2)	Includes company controlled deposits that arise due to the servicing of loans for others, which do not bear interest.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate

Interest-Earning Assets
Loans held-for-sale	$2,031	$40	3.89%	$1,408	$29	4.18%
Loans with government guarantees	747	10	2.67%	1,254	16	2.54%
Loans held-for-investment
Consumer loans (1)	2,765	52	3.79%	2,793	55	3.90%
Commercial loans (1)	1,852	37	3.99%	1,091	21	3.80%
Loans held-for-investment	4,617	89	3.87%	3,884	76	3.87%
Investment securities	2,232	29	2.56%	1,358	17	2.57%
Interest-earning deposits	270	1	0.49%	196	—	0.27%
Total interest-earning assets	9,897	169	3.40%	8,100	138	3.41%
Other assets	1,439			1,447
Total assets	$11,336			$9,547
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$428	$—	0.14%	$423	$—	0.14%
Savings deposits	3,657	15	0.80%	2,943	8	0.53%
Money market deposits	249	—	0.26%	273	—	0.18%
Certificates of deposit	775	3	0.69%	966	4	0.74%
Total retail deposits	5,109	18	0.70%	4,605	12	0.52%
Government deposits
Demand deposits	218	—	0.39%	139	—	0.37%
Savings deposits	387	1	0.52%	256	1	0.48%
Certificates of deposit	344	1	0.35%	339	—	0.30%
Total government deposits	949	2	0.43%	734	1	0.38%
Total Deposits	6,058	20	0.66%	5,339	13	0.50%
Federal Home Loan Bank advances	1,497	7	0.97%	994	1	0.23%
Other	332	4	2.28%	248	3	2.66%
Total interest-bearing liabilities	7,887	31	0.79%	6,581	17	0.54%
Noninterest-bearing deposits (2)	1,495			1,003
Other liabilities	511			550
Stockholders’ equity	1,443			1,413
Total liabilities and stockholders' equity	$11,336			$9,547
Net interest-earning assets	$2,010			$1,519
Net interest income		$138			$121
Interest rate spread (3)			2.61%			2.87%
Net interest margin (4)			2.77%			2.97%
Ratio of average interest-earning assets to interest-bearing liabilities			125.5%			123.1%

(1)	Consumer loans include: residential first mortgage, second mortgage, HELOC, and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and warehouse lines.

(2)	Includes company controlled deposits that arise due to the servicing of loans for others, which do not bear interest.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30,
	2015 Versus 2014 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$(2)	$7	$5
Loans with government guarantees	1	(4)	(3)
Loans held-for-investment
Consumer loans (1)	(2)	2	—
Commercial loans (2)	1	8	9
Total loans held-for-investment	(1)	10	9
Securities available-for-sale or trading	—	5	5
Total other interest-earning assets	$(2)	$18	$16
Interest-Bearing Liabilities
Savings deposits	$2	$1	$3
Federal Home Loan Bank advances	3	—	3
Total interest-bearing liabilities	$5	$1	$6
Change in net interest income	$(7)	$17	$10

(1)	Consumer loans include residential first mortgage, second mortgage, HELOC, and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and warehouse lending.

	Six Months Ended June 30,
	2015 Versus 2014 Increase (Decrease) Due to:
	Rate	Volume	Total

Interest-Earning Assets
Loans held-for-sale	$(3)	$13	$10
Loans with government guarantees	1	(6)	(5)
Loans held-for-investment
Consumer loans (1)	(2)	(1)	(3)
Commercial loans (2)	2	15	17
Total loans held-for-investment	—	14	14
Securities available-for-sale or trading	—	11	11
Total other interest-earning assets	$(2)	$32	$30
Interest-Bearing Liabilities
Savings deposits	$5	$2	$7
Certificates of deposit	—	(1)	(1)
Total deposits	5	1	6
Federal Home Loan Bank advances	6	1	7
Other	(1)	1	—
Total interest-bearing liabilities	$10	$3	$13
Change in net interest income	$(12)	$29	$17

(1)	Consumer loans include residential first mortgage, second mortgage, HELOC, and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and warehouse lending.

Provision for Loan Losses

Comparison to Prior Year Quarter

The benefit for loan losses was $13 million for the three months ended June 30, 2015, an improvement from the provision of $6 million for the three months ended June 30, 2014. During the three months ended June 30, 2015, the benefit for loan losses included a net reduction in the allowance for loan losses relating to several loan sales, including a net reduction in the allowance relating to interest-only residential first mortgage loans, partially offset by an increase in provision related to an increase in the average loans held-for-investment loan portfolio.

Net charge-offs for the three months ended June 30, 2015 increased to $18 million, compared to $7 million for the three months ended June 30, 2014, primarily due to loan sales. As a percentage of the average loans held-for-investment, annualized net charge-offs for the three months ended June 30, 2015 increased to 1.49 percent from 0.78 percent for the three months ended June 30, 2014. During the three months ended June 30, 2015, the annualized net charge-offs as a percentage of the average loans held-for-investment were 0.26 percent, excluding the charge-offs related to the loan sales of $15 million.

Comparison to Prior Year to Date

The benefit for loan losses was $17 million for the six months ended June 30, 2015, an improvement from the provision of $119 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, the benefit for loan losses included a net reduction in the allowance for loan losses relating to several loan sales, including a net reduction in the allowance relating to interest-only residential first mortgage loans, partially offset by an increase related to the growth in average loans held-for-investment loan portfolio. During the six months ended June 30, 2014, the provision for loan losses included two changes in estimates that occurred in the first quarter 2014, which increased the provision: the evaluation of data related to the loss emergence period related to the portfolio of residential loans and the evaluation of the risk associated with payment resets relating to the residential mortgage interest-only loans.

Net charge-offs for the six months ended June 30, 2015 totaled $58 million, compared to $20 million for the six months ended June 30, 2014. The increase was primarily due to the charge-off of allowance assigned to loans sold during the six months ended June 30, 2015. As a percentage of the average loans held-for-investment, annualized net charge-offs for the six months ended June 30, 2015 increased to 2.63 percent from 1.07 percent for the six months ended June 30, 2014. During the six months ended June 30, 2015 and 2014, the annualized net charge-offs as a percentage of the average loans held-for-investment were 0.34 percent and 0.94 percent, respectively, excluding the charge-offs related to the loan sales of $51 million and $2 million, respectively.

See the section captioned "Allowance for Loan Losses" in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The following table sets forth the components of our noninterest income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Net gain on loan sales	$83	$55	$174	$100
Loan fees and charges	19	25	36	38
Deposit fees and charges	6	5	12	10
Loan administration income	7	6	11	13
Net return on mortgage servicing asset	9	5	7	21
Net (loss) gain on sale of assets	(2)	4	(2)	6
Representation and warranty benefit (provision)	5	(5)	7	(4)
Other noninterest (loss) income	(1)	8	—	(7)
Total noninterest income	$126	$103	$245	$177

Comparison to Prior Year Quarter

Total noninterest income was $126 million during the three months ended June 30, 2015, which was a $23 million increase from $103 million of noninterest income during the three months ended June 30, 2014. The increase during the three months ended June 30, 2015, was due to increases in net gain on loan sales and a benefit in the representation and warranty provision, partially offset by a decrease in loan fees and charges and net gain (loss) on sale of assets.

Net gain on loan sales increased $28 million to $83 million during the three months ended June 30, 2015, as compared to $55 million for the three months ended June 30, 2014. The increase in gain on loan sales was primarily due to higher fallout adjusted lock volume and improved gain on loan sale margins, driven by stronger market pricing and improved business performance. The net gain on loan sale margin increased 39 basis points to 1.21 percent during the three months ended June 30, 2015, as compared to 0.82 percent for the three months ended June 30, 2014. For the three months ended June 30, 2015, the fallout adjusted mortgage rate lock commitments increased to $6.8 billion, compared to $6.7 billion in the three months ended June 30, 2014, led by a decline in refinance activity due to higher mortgage interest rates. The provision for representation and warranty reserve deducted from net gain on loan sales reflects our initial estimate of losses on probable mortgage repurchases arising from current loan sales and amounted to $2 million for both the three months ended June 30, 2015 and 2014.

For the three months ended June 30, 2015 loan fees and charges decreased $6 million to $19 million, as compared to $25 million for the three months ended June 30, 2014. The decrease in loan fees and charges during the three months ended June 30, 2015, is primarily due to a decrease in service fees resulting from a unanticipated benefit from a contract renegotiation during the three months ended June 30, 2014.

Net return on mortgage servicing asset increased $4 million to $9 million for the three months ended June 30, 2015, compared to $5 million during the three months ended June 30, 2014. The increase was primarily a result of higher net hedge gains related to falling market implied volatility, partially offset by increased runoff due to lower interest rates and higher transaction costs. We had a total average balance of loans serviced for others of $27.7 billion for the three months ended June 30, 2015 and $25.3 billion for the three months ended June 30, 2014.

Net gain on sale of assets decreased $6 million to a loss of $2 million during the three months ended June 30, 2015, as compared to income of $4 million for the three months ended June 30, 2014. The decrease in gain on sale of assets was primarily due to loan sales.

Representation and warranty provision improved $10 million to benefit of $5 million for the three months ended June 30, 2015, compared to a loss of $5 million during the three months ended June 30, 2014. The improvement was primarily due to lower net charge-offs and positive claims experience.

Other noninterest income decreased $9 million to a loss of $1 million during the three months ended June 30, 2015, compared to income of $8 million during the three months ended June 30, 2014. The decrease was primarily due to a change in the fair value related to loans carried under the fair value option.

Comparison to Prior Year to Date

Total noninterest income was $245 million during the six months ended June 30, 2015, which was a $68 million increase from $177 million of noninterest income during the six months ended June 30, 2014. The increase during the six months ended June 30, 2015, was led by higher net gain on loan sales, partially offset by a decrease in the net return on the mortgage servicing asset.

Net gain on loan sales increased $74 million to $174 million during the six months ended June 30, 2015, compared to $100 million for the six months ended June 30, 2014. The increase in gain on loan sales was primarily due to the same reasons noted above. For the six months ended June 30, 2015, the fallout adjusted mortgage rate lock commitments increased to $14.0 billion, compared to $11.5 billion in the six months ended June 30, 2014. The provision for representation and warranty reserve deducted from net gain on loan sales reflects our initial estimate of losses on probable mortgage repurchases arising from current loan sales and amounted to $4 million for the six months ended June 30, 2015, compared to $3 million during the six months ended June 30, 2014.

Net return on mortgage servicing asset decreased $14 million to $7 million for the six months ended June 30, 2015, compared to income of $21 million during the six months ended June 30, 2014. The decrease was primarily a result of increased run-off resulting from lower interest rates and lower net hedge gain related to increased market implied volatility and higher transaction costs. We had a total average balance of loans serviced for others of $27.7 billion for the six months ended June 30, 2015 and $25.3 billion for the six months ended June 30, 2014.

Net gain on sale of assets decreased $8 million to a loss of $2 million during the six months ended June 30, 2015, as compared to income of $6 million for the six months ended June 30, 2014. The decrease in gain on loan sales was primarily due to the same reason noted above.

Representation and warranty provision improved $11 million to benefit of $7 million for the six months ended June 30, 2015, compared to a loss of $4 million during the six months ended June 30, 2014. The improvement was primarily due to the same reasons noted above.

Other noninterest income increased $7 million to income of less than $1 million during the six months ended June 30, 2015, compared to a loss of $7 million during the six months ended June 30, 2014. The improvement was primarily due to the first quarter 2014 adjustment of $21 million to the fair value of performing repurchased loans, partially offset by a change in the fair value related to loans carried under the fair value option.

The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period.

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(Dollars in millions)
Net gain on loan sales	$83	$91	$54	$52	$55
Mortgage rate lock commitments (gross)	$8,400	$9,035	$7,605	$7,713	$8,188
Loans sold and securitized	$7,571	$6,254	$6,831	$7,072	$6,030
Net margin on loan sales	1.09%	1.46%	0.78%	0.74%	0.91%
Mortgage rate lock commitments (fallout adjusted) (1)	$6,804	$7,185	$6,156	$6,304	$6,693
Net margin on mortgage rate lock commitments (fallout adjusted) (1)	1.21%	1.27%	0.87%	0.83%	0.82%

(1)
Fallout adjusted locks are mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

Noninterest Expense

The following table sets forth the components of our noninterest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Compensation and benefits	$59	$55	$120	$120
Commissions	11	9	21	16
Occupancy and equipment	20	19	40	40
Asset resolution	5	18	13	29
Federal insurance premiums	6	7	12	12
Loan processing expense	14	8	26	16
Legal and professional expense	8	14	17	25
Other noninterest expense	15	(8)	27	1
Total noninterest expense	$138	$122	$276	$259
Efficiency ratio	69.6%	73.6%	72.1%	87.4%

Comparison to Prior Year Quarter

Total noninterest expense was $138 million during the three months ended June 30, 2015, which was a $16 million increase from $122 million of noninterest expense during the three months ended June 30, 2014. The increase during the three months ended June 30, 2015, was due to increases in other noninterest expense and loan processing expense, partially offset by a decrease in asset resolution expense.

The $4 million increase in compensation and benefits expense for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, is primarily due to a higher accrual in the annual incentive program. Our full-time equivalent employees decreased from 2,741 at June 30, 2014 to 2,713 at June 30, 2015.

Commissions expense, which is a variable cost associated with loan originations, increased $2 million to $11 million during the three months ended June 30, 2015, compared to $9 million in the three months ended June 30, 2014. The increase in commissions is primarily due to an increase in loan closings. Loan closings increased to $8.5 billion for the three months ended June 30, 2015 from $6.1 billion in the three months ended June 30, 2014.

Asset resolution expenses decreased $13 million to $5 million during the three months ended June 30, 2015, compared to $18 million in the three months ended June 30, 2014, primarily due to lower compensatory fees, higher recapture of interest and expenses on insured loans, decrease in debenture expense due to lower volume, along with lower FHA claims expenses.

During the three months ended June 30, 2015 loan processing expense increased $6 million to $14 million, compared to $8 million for the three months ended June 30, 2014, primarily due to an increase in the volume of loan closings.

During the three months ended June 30, 2015 legal and professional expenses decreased $6 million to $8 million, compared to $14 million for the three months ended June 30, 2014, primarily due to a decrease in legal fees resulting from fewer litigation expenses along with a reduction in consulting fees resulting from cost saving initiatives.

During the three months ended June 30, 2015 other noninterest expense increased $23 million to an expense of $15 million, compared to income of $8 million for the three months ended June 30, 2014, primarily due to the benefit relating to the DOJ liability recorded during the three months ended June 30, 2014 and an increase in the warrant expense.

Comparison to Prior Year to Date

Total noninterest expense was $276 million during the six ended June 30, 2015, which was a $17 million increase from $259 million of noninterest expense during the six ended June 30, 2014. The increase during the six months ended June 30, 2015, was primarily due to increases in other noninterest expense and loan processing expense, partially offset by a decrease in asset resolution expense.

Commissions expense, which is a variable cost associated with loan originations, increased $5 million to $21 million during the six months ended June 30, 2015, compared to $16 million in the six months ended June 30, 2014. The increase in commissions is primarily due to increase in the volume of loan originations during the six months ended June 30, 2015. Loan originations increased to $15.8 billion for the six months ended June 30, 2015 from $11.1 billion in the six months ended June 30, 2014.

Asset resolution expenses decreased $16 million to $13 million during the six months ended June 30, 2015, compared to $29 million in the six months ended June 30, 2014, p, primarily due to lower compensatory fees, higher recapture of interest and expenses on insured loans, decrease in debenture expense due to lower volume, along with lower FHA claims expenses.

During the six months ended June 30, 2015 loan processing expense increased $10 million to $26 million, compared to $16 million for the six months ended June 30, 2014, primarily due to an increase in the volume of loan originations.

During the six months ended June 30, 2015 legal and professional expenses decreased $8 million to $17 million, compared to $25 million for the six months ended June 30, 2014, primarily due to a decrease in legal fees resulting from fewer litigation expenses along with a reduction in consulting fees resulting from cost saving initiatives.

During the six months ended June 30, 2015 other noninterest expense increased $26 million to $27 million, compared to $1 million for the six months ended June 30, 2014, primarily due to the benefit relating to the DOJ liability recorded during the six months ended June 30, 2014 and an increase in the warrant expense.

Provision for Income Taxes

Our provision for income taxes for the three and six months ended June 30, 2015 was $28 million and $46 million, respectively, compared to a provision of $12 million and a benefit of $28 million during the three and six months ended June 30, 2014, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2015 was an effective tax provision rate of 37.2 percent and 37.0 percent, respectively, compared to a provision rate of 31.8 percent and a benefit rate of (34.7) percent for the three and six months ended June 30, 2014, respectively. The effective rate for the three and six months ended June 30, 2015 differs from the combined federal and state statutory tax rate due to non-taxable income and expense items and was primarily impacted by our effort to utilize net operating loss carryforwards. We continue to monitor factors that might affect our ability to realize the full tax benefit of the net operating loss carryforwards.

See Note 14 of the Notes to the Consolidated Financial Statements.

OPERATING SEGMENTS

Overview

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 18 of the Notes to Consolidated Financial Statements, herein, for a full understanding of our consolidated financial performance.

The net income (loss) by operating segment is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Mortgage Originations	$70	$37	$143	$55
Mortgage Servicing	(16)	(10)	(33)	(24)
Community Banking	13	5	15	(132)
Other	(21)	(6)	(47)	49
Total net income (loss)	$46	$26	$78	$(52)

Mortgage Originations

Our Mortgage Originations segment originates, acquires and sells one-to-four family residential mortgage loans. We sell the residential mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities with the agencies. During 2014 and continuing into 2015 we remained one of the country's leading mortgage loan originators. We utilize production channels to originate or acquire mortgage loans and each production channel originates mortgage loan products which are underwritten to the same standards. We expect to continue to leverage technology to streamline the mortgage origination process with enhance compliance and quality controls, thereby bringing service and convenience to loan officers, brokers and correspondents. We also continue to make available to our customers various Web-based tools that facilitate the mortgage loan origination process through each of our production channels. Brokers and correspondents are able to register and lock loans, check the status of inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Funding for our Mortgage Originations segment is provided primarily by deposits and borrowings.

Home Lending. In a home lending transaction, loans are originated through a nationwide network of stand-alone home loan centers, as well as referrals from our Community Banking segment and the national direct to consumer call center. When loans are originated on a retail basis, most aspects of the lending process are completed internally including the origination documentation (inclusive of customer disclosures) as well as the funding of the transactions. At June 30, 2015 we maintained 13 loan origination centers (including four in Michigan and nine outside of Michigan). At the same time, our centralized loan processing provides efficiencies and allows lending sales staff to focus on originations.

Broker. In a broker transaction, an unaffiliated bank or mortgage brokerage company completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards, and we supply the funding for the loan at closing (also known as "table funding") thereby becoming the lender of record. Currently, we have active broker relationships with approximately 560 banks, credit unions and mortgage brokerage companies located in all 50 states.

Correspondent. In a correspondent transaction, an unaffiliated bank or mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at a market price. We do not acquire loans from correspondents on a bulk basis without prior review. Instead, we perform a review of each loan, purchasing only those that were originated in accordance with our underwriting guidelines. We have active correspondent relationships with approximately 700 companies, including banks, credit unions and mortgage companies located in all 50 states.

As of June 30, 2015, we ranked in the top 10 mortgage lenders nationwide based on our residential first mortgage loan originations. The following tables disclose residential first mortgage loan originations by channel, type and mix for each respective period.

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(Dollars in millions)
Home Lending Centers	$450	$393	$328	$349	$291
Broker	2,170	1,829	1,484	1,498	1,267
Correspondent	5,818	5,026	4,787	5,333	4,385
Total	$8,438	$7,248	$6,599	$7,180	$5,943

Purchase originations	$3,816	$2,648	$3,543	$4,460	$3,853
Refinance originations	4,622	4,600	3,056	2,720	2,090
Total	$8,438	$7,248	$6,599	$7,180	$5,943

Conventional	$5,152	$4,616	$4,108	$4,392	$3,707
Government	1,710	1,351	1,556	1,854	1,508
Jumbo	1,576	1,281	935	934	728
Total	$8,438	$7,248	$6,599	$7,180	$5,943

The following table sets forth the net income of the Mortgage Originations segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Net interest income	$19	$14	$35	$26
Net gain on loan sales	88	56	183	103
Loan fees and charges	17	13	31	24
Other noninterest income	3	1	6	3
Compensation and benefits	(17)	(16)	(35)	(38)
Commissions	(12)	(9)	(22)	(16)
Loan processing expense	(5)	(4)	(10)	(7)
Other noninterest expense	(23)	(18)	(45)	(40)
Net income	$70	$37	$143	$55
Average balances
Total loans held-for-sale	$2,173	$1,407	$1,988	$1,314
Total assets	2,268	1,567	2,122	1,466

Comparison to Prior Year Quarter

The Mortgage Originations segment net income increased $33 million to $70 million during the three months ended June 30, 2015, compared to $37 million in the three months ended June 30, 2014, primarily due to solid interest-earning asset growth and net interest margin expansion.

Net interest income increased to $19 million for the three months ended June 30, 2015, compared to $14 million for the three months ended June 30, 2014, primarily due to higher average interest-earning assets driven by higher loan origination volume.

The increase in net gain on loan sales during the three months ended June 30, 2015, compared to the three months ended June 30, 2014 was primarily due to higher fallout adjusted lock volume and improved gain on sale margins. Loan fees and charges increased to $17 million for the three months ended June 30, 2015, compared to $13 million for the three months ended June 30, 2014, primarily due to higher production units.

The increases in commissions and loan processing expense were primarily due to higher loan origination volume during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Other noninterest expense increased during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to the benefit relating to the DOJ liability recorded during the three months ended June 30, 2014.

Comparison to Prior Year to Date

The Mortgage Originations segment net income increased $89 million to $143 million during the six months ended June 30, 2015, compared to $55 million in the six months ended June 30, 2014. This increase was primarily due to an increase in net gain on loans sales as a result of higher fallout adjusted rate lock volume and higher lock margin.

Net interest income increased to $35 million for the six months ended June 30, 2015, compared to $26 million for the six months ended June 30, 2014, primarily due to higher average balances of loans held-for-sale.

The increase in net gain on loan sales during the six months ended June 30, 2015, compared to the six months ended June 30, 2014 was primarily due to higher fallout adjusted lock volume and improved gain on sales margins. Loan fees and charges increased to $31 million for the six months ended June 30, 2015, compared to $24 million for the six months ended June 30, 2014, primarily due to higher mortgage volume. Other noninterest income increased $3 million during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to an adjustment to the fair value of performing repurchased loans that took place in 2014.

The increases in commissions and loan processing expense were primarily due to higher loan origination volume during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Other noninterest expense increased during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to the benefit relating to the DOJ liability recorded during the six months ended June 30, 2014.

Mortgage Servicing

The Mortgage Servicing segment services and sub-services mortgage loans on a fee basis for others. The Mortgage Servicing segment services residential mortgages held-for-investment by the Community Banking segment and mortgage servicing rights held by the Other segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Net interest income	$3	$6	$7	$11
Loan administration	11	10	21	22
Representation and warranty benefit (provision)	5	(5)	6	(4)
Other noninterest income	3	11	6	13
Compensation and benefits	(4)	(3)	(8)	(7)
Asset resolution	(5)	(18)	(12)	(28)
Loan processing expense	(8)	(4)	(13)	(8)
Other noninterest expense	(21)	(7)	(40)	(23)
Net loss	$(16)	$(10)	$(33)	$(24)
Average balances
Total loans with government guarantees	$630	$1,238	$747	$1,254
Total assets	986	1,364	1,077	1,389

Comparison to Prior Year Quarter

The Mortgage Servicing segment reported a net loss of $16 million for the three months ended June 30, 2015, compared to a net loss of $10 million for the three months ended June 30, 2014, primarily due to an increase in other noninterest expense due to higher technology and corporate management cost, partially offset by decreases in asset resolution driven by continued de-risking of the balance sheet and representation and warranty provision from lower than expected charge-offs.

Net interest income decreased to $3 million for the three months ended June 30, 2015, as compared to $6 million for the three months ended June 30, 2014, primarily due to lower average balances of loans with government guarantees. Average loans with government guarantees decreased $607 million for the three months ended June 30, 2015 to $0.6 billion, compared to $1.2 billion during the three months ended June 30, 2014, primarily due to lower volumes of repurchases and lower volume of claims filed.

Representation and warranty provision improved $10 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to lower net charge-offs and positive claims experience.

Other noninterest income decreased $8 million for the three months ended June 30, 2015 to $3 million, compared to $11 million during the three months ended June 30, 2014, primarily due to a benefit from a contract renegotiation achieved in 2014.

Asset resolution expense decreased $13 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to our on-going efforts to de-risk the balance sheet and includes a benefit of an FHA indemnification release. Loan processing expense increased $4 million for the three months ended June 30, 2015 to a net loss of $8 million, compared to a net loss of $4 million during the three months ended June 30, 2014, primarily attributable to higher mortgage origination activity. Other noninterest expense increased to $21 million for the three months ended June 30, 2015, as compared to $7 million for the three months ended June 30, 2014, primarily due to allocations associated with the benefit relating to the DOJ liability recorded during the three months ended June 30, 2014.

Comparison to Prior Year to Date

The Mortgage Servicing segment reported a net loss of $33 million for the six months ended June 30, 2015, compared to a net loss of $24 million for the six months ended June 30, 2014, primarily due to an increase in other noninterest expense due to higher legal and corporate management cost, partially offset by decreases in asset resolution driven by recoveries on FHA liquidated loans and representation and warranty provision from lower net charge-offs and positive claims experience.

Net interest income decreased to $7 million for the six months ended June 30, 2015, as compared to $11 million for the six months ended June 30, 2014, primarily due to lower average balances of loans with government guarantees resulting from lower volumes of repurchases and higher volume of claims filed.

Representation and warranty provision improved $10 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to the reasons noted above.

Other noninterest income decreased to $6 million for the six months ended June 30, 2015, as compared to $13 million for the six months ended June 30, 2014, primarily due to the reasons noted above.

Asset resolution expense decreased $17 million for the six months ended June 30, 2015, compared the six months ended June 30, 2014, primarily due to the reasons noted above. Loan processing expense increased $6 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to the reasons noted above. Other noninterest expense increased to $40 million for the six months ended June 30, 2015, as compared to $23 million for the six months ended June 30, 2014, primarily due to the reasons noted above.

Servicing of residential mortgage loans for third parties generates fee income and represents a significant business activity. At June 30, 2015 and December 31, 2014, we serviced portfolios of mortgage loans of $27.7 billion and $25.4 billion, respectively. We had a total average balance of serviced mortgage loans of $26.2 billion for the six months ended June 30, 2015 and $26.5 billion for the six months ended June 30, 2014, which generated servicing fee revenue of $5 million and $6 million, respectively.

At June 30, 2015 and December 31, 2014, we subserviced portfolios of mortgage loans of $43.3 billion and $46.7 billion, respectively. We had a total average balance of subserviced mortgage loans of $44.5 billion for the six months ended June 30, 2015 and $45.4 billion for the six months ended June 30, 2014, which generated servicing fee revenue of $16 million and $14 million, respectively.

The following table presents the unpaid principal balance (net of write downs) of residential loans serviced and the number of accounts associated with those loans.

	June 30, 2015		December 31, 2014
	Amount	Number of accounts	Amount	Number of accounts
	(Dollars in millions)
Residential loan servicing
Serviced for own loan portfolio (1)	$5,211	28,106	$4,521	26,268
Serviced for others	27,679	124,299	25,427	117,881
Subserviced for others (2)	43,292	225,268	46,724	238,498
Total residential loans serviced (2)	$76,182	377,673	$76,672	382,647

(1)	Includes loans held-for-investment (residential first mortgage, second mortgage, and HELOC), loans held-for-sale (residential first mortgage), loans with government guarantees and repossessed assets.

(2)	Does not include temporary short-term subservicing performed as a result of sales of servicing-released mortgage servicing rights. Includes repossessed assets.

Community Banking

Our Community Banking segment consists primarily of four groups: Branch Banking, Commercial and Business Banking, Warehouse Lending and Mortgage Held-for-Investment Portfolio. The groups within the Community Banking segment originate consumer loans, commercial loans and warehouse loans; accept consumer, business, and governmental deposits; and offer investment and insurance services, liquidity management products, and capital markets services. The liquidity management products include customized treasury management solutions and international wire services. Capital market services that allow for risk mitigation are offered through interest rate swap products. At June 30, 2015, Branch Banking included 100 branches located throughout Michigan. Commercial and Business Banking includes relationship and portfolio managers throughout Michigan's major markets. Warehouse Lending offers lines of credit to other mortgage lenders nationally, allowing those lenders to fund the closing of residential first mortgage loans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Net interest income	$43	$38	$81	$73
Benefit (provision) for loan losses	13	(6)	17	(119)
Deposit fees and charges	6	5	12	10
Other noninterest (loss) income	(10)	6	(14)	(15)
Compensation and benefits	(11)	(14)	(24)	(29)
Federal insurance premiums	(4)	(4)	(8)	(8)
Other noninterest expense	(24)	(20)	(49)	(44)
Net income (loss)	$13	$5	$15	$(132)
Average balances
Total loans held-for-investment	$4,831	$3,903	$4,500	$3,884
Total assets	4,803	3,763	4,457	3,844
Total interest-bearing deposits	6,130	5,446	6,058	5,339

Comparison to Prior Year Quarter

During the three months ended June 30, 2015, the Community Banking segment reported net income of $13 million, compared to a net income of $5 million for the three months ended June 30, 2014, primarily due to a reduction in the provision for loan losses, partially offset by an increase in other noninterest (loss).

Net interest income increased $5 million during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to higher average commercial real estate, commercial and industrial, warehouse, and residential first mortgage loans.

The provision for loan losses improved to a benefit of $13 million during the three months ended June 30, 2015, compared to a provision of $6 million during the three months ended June 30, 2014. For the three months ended June 30, 2015, the benefit was primarily attributable to the sale of interest-only, nonperforming and TDR residential first mortgage loans, partially offset by an increase in provision related to growth in the loan portfolio.

Other noninterest income (loss) declined $16 million during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to fair value adjustments on loans held-for-investment and purchased commitments and loan origination transfer costs from mortgage originations.

Total noninterest expense increased $1 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to allocations associated with the benefit relating to the DOJ liability recorded during the three months ended June 30, 2014, partially offset by lower compensation and benefits.

Comparison to Prior Year to Date

During the six months ended June 30, 2015, the Community Banking segment reported net income of $15 million, compared to a loss of $132 million for the six months ended June 30, 2014, primarily due to an improvement in provision for loan losses.

Net interest income increased $9 million during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to higher average commercial real estate, commercial and industrial, warehouse, and residential first mortgage loans.

The provision for loan losses improved to a benefit of $17 million during the six months ended June 30, 2015, compared to a provision of $119 million during the six months ended June 30, 2014. For the six months ended June 30, 2015, the benefit was primarily attributable to the sale of interest-only, nonperforming, and TDR residential first mortgages, partially offset by an increase in provision related to growth in the loan portfolio. The provision for the six months ended June 30, 2014 was primarily driven by two changes in estimates: the evaluation of current data related to the loss emergence period and the evaluation of the enhanced risk associated with payment resets relating to the interest-only loans.

Other

The Other segment includes treasury functions, income and expense impact of equity and cash, the effect of eliminations of transactions between segments, tax benefits not assigned to specific operating segments, the funding revenue associated with stockholders' equity, and miscellaneous other expenses of a corporate nature. The treasury functions include administering the investment portfolio, balance sheet funding, interest rate risk management and MSR asset valuation, certain derivatives and sales into the secondary market.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Net interest income	$8	$5	$15	$11
Loan administration income	(3)	(3)	(8)	(6)
Net return on mortgage servicing asset	9	5	7	21
Other noninterest (loss) income	(1)	4	(5)	7
Noninterest expense	(6)	(5)	(10)	(12)
Income (loss) before taxes	7	6	(1)	21
Provision (benefit) for income taxes	28	12	46	(28)
Net (loss) income	$(21)	$(6)	$(47)	$49
Average balances
Total investment securities available-for-sale	$2,392	$1,465	$2,264	$1,272
Total assets	3,754	3,090	3,680	2,848
Total interest-bearing debt	2,135	1,349	1,829	1,242

Net interest income includes interest on the investment securities portfolios, debt, and the net impact of derivatives used to hedge interest rate sensitivity. Noninterest income includes servicing fees from MSRs net of a loan administration fee to the Mortgage Servicing segment to service the loan and the impact of hedging (see Note 11 of the Notes to the Consolidated Financial Statements, herein, for additional information regarding MSRs), gains or losses on the sale of MSRs, trading asset gains or losses and other treasury related items. Noninterest income also includes insurance income and miscellaneous fee income not allocated to other operating segments. Noninterest expense includes treasury operating expenses, certain corporate administrative and other miscellaneous expenses not allocated to other operating segments. The provision for income taxes is not allocated to the operating segments as a new corporate income tax liability will not occur until after the utilization of the existing deferred tax assets.

Comparison to Prior Year Quarter

For the three months ended June 30, 2015, the Other segment net loss increased by $15 million, compared to the three months ended June 30, 2014. The increase was primarily due to an increase in the provision for income taxes and a decrease in other noninterest income, partially offset by an increase in net return on mortgage servicing asset.

Net interest income increased by $3 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a higher average investment securities available-for-sale portfolio, partially offset by a higher average balance in Federal Home Loan Bank advances as we lengthened the duration of liabilities in 2015.

Net return on mortgage servicing asset increased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to higher net hedge gain related to falling market implied volatility, partially offset by increased runoff due to lower interest rates and higher transaction costs. Other noninterest income decreased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to valuation adjustment on the fair value HELOC loans and a loss on the sale of assets.

Provision for income taxes increased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily led by our effort to utilize net operating loss carryforwards.

We had MSR bulk sales of $4.6 billion related to $27.7 billion of loans serviced for others during the three months ended June 30, 2015. We incurred $6 million of net transaction costs on the sale of our MSRs during the three months ended June 30, 2015, which is included in net return on mortgage servicing asset on the Consolidated Statements of Operations.

Comparison to Prior Year to Date

For the six months ended June 30, 2015, the Other segment net income (loss) decreased by $98 million, compared to the six months ended June 30, 2014, primarily due to the $74 million increase in the provision for income taxes, the $14 million decrease in net return on mortgage servicing asset, and the $12 million decrease in noninterest income.

Net interest income increased by $3 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a higher average investment securities available-for-sale portfolio, partially offset by a higher average balance in Federal Home Loan Bank advances as we lengthened the duration of liabilities in 2015.

Loan administration income decreased by $2 million due to charges attributable to higher prepayments in the mortgage servicing portfolio during the six months ended June 30, 2015. Net return on mortgage servicing asset decreased $14 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, resulting from higher prepayment speeds related to elevated mortgage refinance volumes and a net hedge loss related to an increase in market implied volatility. Other noninterest income decreased $12 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to the change in estimate of the fair value HELOC loans.

We had MSR bulk sales of $7.2 billion related to $27.7 billion of loans serviced for others during the six months ended June 30, 2015. We incurred $8 million of net transaction costs on the sale of our MSRs during the six months ended June 30, 2015, which is included in net return on mortgage servicing asset on the Consolidated Statements of Operations.

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

Loans held-for-investment

Loans held-for-investment increased from $4.4 billion at December 31, 2014, to $5.3 billion at June 30, 2015, primarily due to increases in warehouse, residential first mortgage and HELOC loans. Warehouse loans increased $434 million, primarily led by higher line utilization and new accounts. Further, this was due to an increase in residential first mortgage loans as we retained certain residential first mortgage loan production on the balance sheet and to an increase in HELOC loans primarily due to purchases of HELOC loans.

Loans held-for-investment includes $182 million and $211 million of loans valued under the fair value option at June 30, 2015 and December 31, 2014, respectively.

For information relating to the concentration of credit of our loans held-for-investment, see Note 5 of the Notes to the Consolidated Financial Statements, herein.

Residential first mortgage loans. We offer various types of fixed and adjustable rate loans for non-conforming loan amounts for the purpose of purchasing or refinancing owner occupied and second home properties. Our underwriting guidelines were designed with the intent to minimize layered risk, and meet the Ability to Repay. The LTV requirements vary depending on occupancy, property type, loan amount, and FICO. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. We generally originate loans that meet accepted secondary market underwriting standards. We also originate adjustable rate mortgage ("ARM"), fixed rate mortgage, and high cost area mortgage loans held-for-investment using Fannie Mae and Freddie Mac guidelines. The debt-to-income ratio and documentation requirements were determined by the automated underwriting system.

At June 30, 2015, the largest geographic concentrations of our residential first mortgage loans in our held-for-investment portfolio were in California, Florida, and Michigan, which represented 59.0 percent of such loans outstanding.

The following table identifies our held-for-investment residential mortgages by major category, at June 30, 2015 and December 31, 2014.

	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated(3)
June 30, 2015	(Dollars in millions)
Residential first mortgage loans
Amortizing	2,219	3.62%	745	742	296	69.3%	65.4%
Interest-only (4)	263	3.38%	733	725	261	71.9%	75.0%
Other (5)	2	8.57%	616	687	262	75.9%	81.3%
Total residential first mortgage loans	$2,484	3.60%	744	740	292	69.5%	66.5%

December 31, 2014
Residential first mortgage loans
Amortizing	$1,540	3.79%	714	715	292	75.7%	70.6%
Interest-only (4)	628	3.63%	727	738	263	74.0%	80.1%
Other (5)	34	3.19%	714	715	282	69.9%	87.4%
Total residential first mortgage loans	$2,202	3.73%	718	721	283	75.2%	73.6%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the six months ended June 30, 2015.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2015.

(4)	Includes only those loans that are currently in the interest-only phase of repayment. Loans originated as interest-only that are now amortizing are included in amortizing loans.

(5)	Primarily Option ARMs.

The following table identifies our residential first mortgage loans held-for-investment by major category, at June 30, 2015.

June 30, 2015	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
	(Dollars in millions)
Residential first mortgage loans
Amortizing
3/1 ARM	$76	3.47%	704	701	231	75.9%	61.5%
5/1 ARM	682	3.15%	746	744	303	67.2%	61.3%
7/1 ARM	513	3.34%	767	767	353	65.8%	63.4%
Other ARM	35	3.38%	709	709	246	73.5%	60.9%
Fixed mortgage loans	913	4.15%	738	730	265	72.1%	70.2%
Total amortizing	2,219	3.62%	745	742	296	69.3%	65.4%
Interest-only
3/1 ARM	52	3.28%	731	716	244	73.8%	78.4%
5/1 ARM	149	3.23%	727	718	248	74.4%	79.8%
7/1 ARM	5	2.68%	720	718	256	71.7%	76.7%
Other ARM	45	3.20%	759	762	324	61.2%	53.0%
Other interest-only	12	6.51%	714	705	271	72.3%	81.9%
Total interest-only (4)	263	3.38%	733	725	261	71.9%	75.0%
Other (5)	2	8.57%	616	687	262	75.9%	81.3%
Total residential first mortgage loans	$2,484	3.60%	744	740	292	69.5%	66.5%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the six months ended June 30, 2015.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2015.

(4)	Includes only those loans that are currently in the interest-only phase of repayment. Loans originated as interest-only that are now amortizing are included in amortizing loans.

(5)	Primarily Option ARMs.

Adjustable-rate mortgage loans. Adjustable rate mortgage ("ARM") loans held-for-investment were originated using Fannie Mae and Freddie Mac guidelines as a base framework, and the debt-to-income ratio guidelines and documentation typically followed the automated underwriting system guidelines. Our underwriting guidelines were designed with the intent to minimize layered risk. The maximum ratios allowable for purposes of both the LTV ratio and the combined loan-to-value ("CLTV") ratio, which includes second mortgages on the same collateral, was 95 percent, but subordinate (or second mortgage) financing was not allowed over a 95 percent LTV ratio. At a 95 percent LTV ratio with private mortgage insurance, the minimum acceptable FICO score, or the "floor," was 620, and at lower LTV ratio levels, the FICO floor was 620.

Set forth below as of June 30, 2015, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period and nonperforming loans do not reset while in the nonperforming status. Accordingly, the table below may include the same loans in more than one period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in millions)
2015 (1)	N/A	N/A	$272	$231
2016	$273	$239	292	236
2017	276	243	294	239
Later years (2)	490	705	641	731

(1)	Reflect loans that have reset through June 30, 2015.

(2)	Later years reflect one reset period per loan.

Second mortgage loans. The majority of second mortgages we currently originate were closed in conjunction with the closing of the residential first mortgages originated by us (excluding Heloans). We generally required the same levels of documentation and ratios as with our residential first mortgages. Our current allowable debt-to-income ratio for approval of second mortgages is capped at 43 percent. We currently limit the maximum CLTV to 80 percent and FICO scores to a minimum of 680. Current fixed rate loans are available with terms up to 15 years. The second mortgage loans require full documentation and are underwritten and priced to ensure high credit quality and loan profitability.

Home Equity Line of Credit loans. Current HELOC guidelines and pricing parameters have been established to attract higher credit quality loans with long-term profitability. The minimum FICO is 680, maximum CLTV is 80 percent, and the maximum debt-to-income ratio is 43 percent. HELOCs are adjustable-rate, interest-only home equity line of credit loans generally with a 10-year, interest-only draw period followed by a 20-year amortizing period.

We also offer HELOC loans for a term period of five to 15 years to repay. The minimum FICO is 680, maximum CLTV is 80 percent, and the maximum debt-to-income ratio is 43 percent.

Set forth below is a table describing the characteristics of the interest-only mortgage loans in our held-for-investment portfolio at June 30, 2015, by year of origination.

Year of Origination	2005 and Prior	2006	2007	2008 to 2012	Post 2013	Total / Weighted Average
	(Dollars in millions)
Unpaid principal balance (1)	$173	$33	$22	$1	$34	$263
Average current note rate	3.33%	3.30%	4.20%	3.12%	3.14%	3.38%
Average original FICO score	728	727	719	688	770	733
Average current FICO score (2)	720	712	706	641	776	725
Average original LTV ratio	74.6%	72.4%	73.9%	64.9%	56.3%	71.9%
Housing Price Index LTV, as recalculated (3)	79.1%	79.6%	85.1%	63.5%	43.4%	75.0%
Underwritten with low or stated income documentation	38.0%	50.0%	64.0%	—%	—%	36.0%

(1)	Unpaid principal balance (net of write downs) does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the six months ended June 30, 2015.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2015.

We sold approximately $386 million of interest-only mortgage loans from our held-for-investment portfolio during the six months ended June 30, 2015 as part of a concerted effort to de-risk our balance sheet and reduce the costs associated with nonperforming and higher risk assets.

Set forth below is a table describing the amortization date and payment shock of interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at June 30, 2015.

	2015	2016	2017	2018	Thereafter	Total / Weighted Average
Unpaid principal balance (millions) (1)	$155	$49	$24	$—	$35	$263
Weighted average rate	3.34%	3.33%	4.01%	7.00%	3.14%	3.38%
Average original monthly payment per loan (dollars)	$1,412	$1,523	$2,667	$2,426	$284	$1,004
Average current monthly payment per loan, primarily interest-only (dollars)	$777	$771	$1,728	$2,426	$151	$552
Average amortizing payment per loan, principal plus interest (dollars)	$1,595	$1,578	$2,946	$2,086	$350	$1,124
Loan count	558	178	50	1	563	1,350
Payment shock (dollars) (2)	$819	$807	$1,218	$—	$199	$573
Payment shock (percent)	105.4%	104.7%	70.5%	—%	131.5%	103.8%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Represents difference between current payment and new payment.

Commercial loans held-for-investment. During the six months ended June 30, 2015, we have continued to grow our commercial loan portfolio. Our Commercial and Business Banking group includes relationships with relationship managers throughout Michigan's major markets. Our commercial loans held-for-investment totaled $2.2 billion at June 30, 2015 and $1.8 billion at December 31, 2014. The portfolio consists of three loan types: commercial real estate, commercial and industrial, and warehouse loans, each of which is discussed in more detail below.

The following table identifies the commercial loans held-for-investment portfolio by loan type and selected criteria at June 30, 2015 and December 31, 2014.

Commercial Loans Held-for-Investment
	June 30, 2015		December 31, 2014
	Balance	Average Note Rate	Balance	Average Note Rate
	(Dollars in millions)
Commercial real estate loans:
Fixed rate	$62	5.0%	$81	5.1%
Adjustable rate	571	2.8%	542	2.9%
Total commercial real estate loans	633		623
Net deferred fees and other	(4)		(3)
Total commercial real estate loans, net	$629		$620
Commercial and industrial loans:
Fixed rate	$28	3.9%	$28	4.3%
Adjustable rate	386	3.3%	408	3.4%
Total commercial and industrial loans	414		436
Net deferred fees and other	(2)		(7)
Total commercial and industrial loans, net	$412		$429
Warehouse loans:
Adjustable rate	$1,229	3.5%	$789	3.8%
Net deferred fees and other	(26)		(20)
Total warehouse loans, net	$1,203		$769
Total commercial loans:
Fixed rate	$90	4.6%	$109	4.8%
Adjustable rate	2,186	3.3%	1,739	3.3%
Total commercial loans	2,276		1,848
Net deferred fees and other	(32)		(30)
Total commercial loans, net	$2,244		$1,818

Commercial real estate loans. Our commercial real estate held-for-investment loan portfolio is comprised of loans that are collateralized by real estate properties intended to be income-producing in the normal course of business.

The following table discloses our total unpaid principal balance (net of write downs) of commercial real estate held-for-investment loans by geographic concentration and collateral type at June 30, 2015.

	State
Collateral Type	Michigan	California	Other	Total (1)
	(Dollars in millions)
Office	$134	$7	$—	$141
Retail	93	9	22	124
Apartments	70	—	6	76
Industrial	53	11	10	74
Special Purpose	80	1	1	82
Shopping center	35	—	—	35
Hotel/Motel	29	—	—	29
Senior living facility	26	—	—	26
Other	36	—	10	46
Total	$556	$28	$49	$633
Percent	87.8%	4.4%	7.7%	100.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

Commercial and industrial loans. Commercial and industrial held-for-investment loan facilities typically include lines of credit and term loans to small or middle market businesses for use in normal business operations to finance working capital needs, equipment purchases, and expansion projects.

Warehouse lending. We also offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or draw-down on the line is collateralized by the residential first mortgage loans being funded. Underlying mortgage loans are predominately originated using agencies' underwriting standards. We believe we are increasing market share in warehouse, as our operating model has fundamentally changed. Where once we were the primary purchaser of loans funded by our warehouse lending, now loans purchased by other investors represent the majority of our fundings. These lines of credit are, in most cases, personally guaranteed by one or more principal officers of the borrower. The aggregate committed amount of adjustable rate warehouse lines of credit granted to other mortgage lenders at June 30, 2015 was $1.9 billion, of which $1.2 billion was outstanding and bearing an average interest rate of 3.5 percent, compared to $1.6 billion committed at December 31, 2014, of which $0.8 billion was outstanding and bearing an interest rate of 3.8 percent.

Credit Quality

Management considers a number of qualitative and quantitative factors in assessing the level of its allowance for loan losses. See the section captioned "Allowance for Loan Losses" in this discussion. As illustrated in the following tables, trends in certain credit quality characteristics such as nonperforming loans and past due statistics have recently stabilized or even begun to show signs of improvement. This is predominantly a result of the nonperforming and TDR loan sales and a decrease in net charge-offs (excluding loan sale related charge-offs), as well as run off of the legacy portfolios and the addition of new loans with strong credit characteristics to the held-for-investment portfolio.

The following table sets forth certain information about our nonperforming assets as of the end of each of the last five quarters.
NONPERFORMING LOANS AND ASSETS

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(Dollars in millions)
Nonperforming loans held-for-investment	$41	$55	$74	$72	$86
Nonperforming TDRs	11	18	29	18	18
Nonperforming TDRs at inception but performing for less than six months	13	10	17	17	16
Total nonperforming loans held-for-investment	65	83	120	107	120
Real estate and other nonperforming assets, net	18	17	19	27	32
Nonperforming assets held-for-investment, net	$83	$100	$139	$134	$152
Ratio of nonperforming assets to total assets	0.69%	0.87%	1.41%	1.39%	1.53%
Ratio of nonperforming loans held-for-investment to loans held-for-investment	1.22%	1.81%	2.71%	2.56%	2.76%
Ratio of allowance for loan losses to loans held-for-investment (1)	4.31%	5.69%	7.01%	7.60%	7.41%
Ratio of net charge-offs to average loans held-for-investment (annualized) (1)	1.49%	3.97%	0.91%	1.36%	0.78%
Ratio of nonperforming assets to loans held-for-investment and repossessed assets	1.55%	2.15%	3.12%	3.18%	3.46%

(1)	Excludes loans carried under the fair value option.

Past due loans held-for-investment

For all classes within the consumer and commercial loan portfolio, loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due (or nonperforming), or earlier when we become aware of information indicating that collection of principal and interest is in doubt. When a loan is placed on nonaccrual status, the accrued interest income is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. At June 30, 2015, we had $81 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $65 million of loans were nonperforming held-for-investment. At December 31, 2014, we had $164 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $120 million of loans were nonperforming held-for-investment. The decrease from December 31, 2014 to June 30, 2015 was primarily due to the sale of nonperforming residential first mortgage loans.

Consumer loans. As of June 30, 2015, nonperforming consumer loans decrease from December 31, 2014, primarily due to the sale of nonperforming residential first mortgage loans. Net charge-offs in consumer loans totaled $18 million and $60 million for the three and six months ended June 30, 2015, respectively, compared to $7 million and $21 million for the three and six months ended June 30, 2014, respectively. The increase was primarily due to charge-offs related to the sale of nonperforming residential first mortgage loans.

Troubled debt restructurings (held-for-investment)

Troubled debt restructurings ("TDRs") are modified loans in which a borrower is experiencing financial difficulties and has been granted a concession not otherwise available. The decrease in our total TDR loans at June 30, 2015, as compared to December 31, 2014 was primarily due to TDR loan sales. Nonperforming TDRs were 36.6 percent and 37.9 percent of total nonperforming loans at June 30, 2015 and December 31, 2014, respectively.

Nonperforming TDRs are included in nonaccrual loans and performing TDRs are excluded from nonaccrual loans because it is reasonably assured that all contractual principal and interest due under the restructured terms will be collected. Within consumer nonperforming loans, residential first mortgage TDRs were 41.8 percent of residential first mortgage nonperforming loans at June 30, 2015, compared to 37.5 percent at December 31, 2014. This decrease was primarily due to the second quarter 2015 loan sales. The level of modifications that was determined to be TDRs in these portfolios is expected to result in elevated nonperforming loan levels for longer periods because nonperforming TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms or ultimate resolution occurs. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments.

	TDRs Held-for-Investment
	Performing	Nonperforming	Total
	(Dollars in millions)
June 30, 2015
Consumer loans (1)	$108	$24	$132
Commercial loans (2)	—	—	—
Total TDRs	$108	$24	$132
December 31, 2014
Consumer loans (1)	$361	$46	$407
Commercial loans (2)	1	—	1
Total TDRs	$362	$46	$408

(1)
Consumer loans include: residential first mortgage, second mortgage, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $16 million and $81 million at June 30, 2015 and December 31, 2014, respectively.

The $276 million decrease in TDRs loans at June 30, 2015, compared to December 31, 2014 was primarily due to the sale of TDR loans during the six months ended June 30, 2015.

The following table sets forth the activity during each of the periods presented with respect to performing TDRs and nonperforming TDRs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Performing	(Dollars in millions)
Beginning balance	$111	$375	$362	$383
Additions	24	13	51	18
Transfer to nonperforming TDR	(2)	(9)	(5)	(15)
Transfer from nonperforming TDR	1	2	1	4
Principal repayments	(1)	(2)	(2)	(3)
Reductions (1)	(25)	(7)	(299)	(15)
Ending balance	$108	$372	$108	$372
Nonperforming
Beginning balance	$28	$27	$46	$47
Additions	7	3	10	7
Transfer from performing TDR	2	9	5	15
Transfer to performing TDR	(1)	(2)	(1)	(4)
Reductions (1)	(12)	(3)	(36)	(31)
Ending balance	$24	$34	$24	$34

(1)	Includes loans paid in full or otherwise settled, sold or charged off.

The following table sets forth information regarding past due loans at the dates listed.

Days Past Due	June 30, 2015	December 31, 2014
	(Dollars in millions)
30 – 59 days
Consumer loans
Residential first mortgage	$7	$29
Second mortgage	1	1
HELOC	2	4
Total 30-59 days past due	10	34
60 – 89 days
Consumer loans
Residential first mortgage	4	8
Second mortgage	1	1
HELOC	1	1
Total 60-89 days past due	6	10
90 days or greater
Consumer loans
Residential first mortgage	57	115
Second mortgage	2	2
HELOC	6	3
Total 90 days or greater past due (1)	65	120
Total past due loans	$81	$164

(1)	Includes loans carried under the fair value option of $9 million and $5 million at June 30, 2015 and December 31, 2014, respectively.

The $84 million decrease in total past due loans at June 30, 2015, compared to December 31, 2014 was primarily driven by the sale of $68 million unpaid principal balance of nonperforming loans during the six months ended June 30, 2015. The 30 to 59 days past due loans decrease to $10 million at June 30, 2015, as compared to $34 million at December 31, 2014, primarily driven by better asset quality, the sale of lower performing loans and growth in higher quality residential mortgage loans. There continued to be no commercial loans at June 30, 2015 that were more than 30 days past due.

The following table sets forth information regarding nonperforming loans (i.e., greater than 90 days past due loans) as to which we have ceased accruing interest.

	June 30, 2015
	Loans Held-for-Investment	Nonaccrual Loans	As a % of Loan Specified Portfolio	As a % of Nonaccrual Loans
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,495	$57	2.3%	87.7%
Second mortgage	143	2	1.4%	3.1%
HELOC	422	6	1.4%	9.2%
Other consumer	31	—	—%	—%
Total consumer loans	3,091	65	2.1%	100.0%
Commercial loans
Commercial real estate	629	—	—%	—%
Commercial and industrial	412	—	—%	—%
Warehouse lending	1,203	—	—%	—%
Total commercial loans	2,244	—	—%	—%
Total loans (1)	$5,335	$65	1.2%	100.0%
Less allowance for loan losses	(222)
Total loans held-for-investment, net	$5,113

(1)	Includes $7 million of nonaccrual loans carried under the fair value option at June 30, 2015.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses that are inherent in our loans held-for-investment portfolio but which have not yet been realized. The consumer loan portfolio includes residential first mortgages, second mortgages, HELOC, and other consumer loans. The commercial loan portfolio includes commercial real estate, commercial and industrial and warehouse lending. See Note 5 to the Consolidated Financial Statements for additional information.

The allowance for loan losses decreased to $222 million at June 30, 2015 from $297 million at December 31, 2014. The decrease from December 31, 2014 was primarily attributable to the reduction of reserves relating to the residential first mortgage loans which were sold, partially offset by an increase in provision relating to the growth in the average loan held-for-investment loan portfolio.
The allowance for loan losses as a percentage of loans held-for-investment decreased to 4.31 percent as of June 30, 2015 from 7.01 percent as of December 31, 2014, primarily as a result of the sale of lower quality loans and the continued growth of higher quality assets, such as our warehouse loans where credit risks are low. At June 30, 2015, we had a 6.5 percent allowance coverage of our consumer loan portfolio, consistent with the decrease in consumer past due loans and fewer lower quality assets. The commercial loan allowance for loan losses coverage ratio was 1.4 percent at June 30, 2015, reflecting the high quality of this portfolio and growth in warehouse loans during 2015.

The allowance for loan losses is considered adequate based upon management's assessment of relevant factors, including the types and amounts of nonperforming loans, historical and current loss experience, and the current economic environment.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.

	June 30, 2015
	Loans Held-for-Investment	Percent of Portfolio	Allowance Amount	Percentage to Total Allowance
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,454	47.7%	$151	68.0%
Second mortgage	95	1.8%	14	6.3%
HELOC	329	6.4%	25	11.3%
Other	31	0.6%	1	0.5%
Total consumer loans	2,909	56.5%	191	86.0%
Commercial loans
Commercial real estate	629	12.2%	15	6.8%
Commercial and industrial	412	8.0%	12	5.4%
Warehouse lending	1,203	23.3%	4	1.8%
Total commercial loans	2,244	43.5%	31	14.0%
Total consumer and commercial loans (1)	$5,153	100.0%	$222	100.0%
(1)     Excludes loans carried under the fair value option.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Beginning balance	$253	$307	$297	$207
Provision for loan losses	(13)	6	(17)	119
Charge-offs
Consumer loans
Residential first mortgage (1)	(19)	(5)	(60)	(17)
Second mortgage	(1)	(1)	(2)	(2)
HELOC	—	(1)	(1)	(4)
Other consumer	(1)	(1)	(1)	(1)
Total consumer loans	(21)	(8)	(64)	(24)
Commercial loans
Commercial real estate	—	(2)	—	(2)
Total charge offs	(21)	(10)	(64)	(26)
Recoveries
Consumer loans
Residential first mortgage	1	1	2	2
Second mortgage	1	—	1	—
Other consumer	1	—	1	1
Total consumer loans	3	1	4	3
Commercial loans
Commercial real estate	—	2	2	3
Total recoveries	3	3	6	6
Charge-offs, net of recoveries	(18)	(7)	(58)	(20)
Ending balance	$222	$306	$222	$306
Net charge-off ratio (1)	1.49%	0.78%	2.63%	1.07%
Net charge-off ratio, adjusted (1) (2)	0.26%	0.78%	0.34%	0.94%

(1)	Excludes loans carried under the fair value option.

(2)
Excludes charge-offs of $15 million and $36 million related to the sale loans during the three months ended June 30, 2015 and June 30, 2014, respectively, and $51 million and $2 million related to the sale loans during the six months ended June 30, 2015 and June 30, 2014, respectively.

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

Our principal uses of funds include loan originations and operating expenses. At June 30, 2015, we had outstanding interest-rate lock commitments to lend $5.3 billion in mortgage loans, compared to $2.2 billion at December 31, 2014. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commitments totaled $6.7 billion at June 30, 2015 and $3.5 billion at December 31, 2014.

Our cash flows relate primarily to cash outflows to originate loans held-for-investment and held-for-sale, cash inflows when those loans held-for-sale are sold, cash flows related to our servicing business, interest income, interest expense, and operating expenses.

Our Consolidated Statements of Cash Flows shows cash used in operating activities of $5.0 billion and $3.7 billion for the six months ended June 30, 2015 and 2014, respectively. This primarily reflects the mortgage operations and is a reflection of the manner in which we execute certain loan sales for which the cash outflow is included in operating activities and the corresponding cash inflow is included in the investing section.

As governed and defined by our internal liquidity policy, we maintain adequate excess liquidity levels appropriate to cover unanticipated liquidity. In addition to this liquidity, we also maintain targeted minimum levels of unused collateralized borrowing capacity as another cushion against unexpected liquidity needs. Each business day, we forecast 90 days of daily cash needs. This allows us to determine our projected near term daily cash fluctuations and also to plan and adjust, if necessary, future activities. As a result, in an adverse environment, we would be able to make adjustments to operations as required to meet the liquidity needs of our business, including adjusting deposit rates to increase deposits, planning for additional Federal Home Loan Bank borrowings, accelerating sales of loans held-for-sale (agencies and/or private), selling loans held-for-investment or securities, borrowing through the use of repurchase agreements, reducing originations, making changes to warehouse funding facilities, or borrowing from the discount window.

Deposits

Our deposits consist of three primary categories: retail deposits, government deposits, and company controlled deposits. Total deposits increased $579 million, or 8.2 percent at June 30, 2015, compared to December 31, 2014.

We have continued to focus on increasing our core deposit accounts such as branch and commercial demand deposits, savings and money market accounts. These core deposits provide a lower cost funding source to the Bank. During the six months ended June 30, 2015 our core deposits increased $422 million.

We call on local governmental agencies and other public units as an additional funding source. These deposit accounts include $312 million of certificates of deposit with maturities typically less than one year and $657 million in checking and savings accounts at June 30, 2015.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not bear interest, but these certain deposits require us to reimburse the owner for the spread on these funds. This cost is a component of net loan administration income. During the six months ended June 30, 2015 these deposits increased $151 million.

We participate in the Certificates of Deposit Account Registry Service ("CDARS") program, through which certain customer certificates of deposit ("CDs") are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50 million. At June 30, 2015, we had $325 million of total CDs enrolled in the CDARS program.

The composition of our deposits was as follows:

	June 30, 2015			December 31, 2014
	(Dollars in millions)
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
Retail deposits
Branch retail deposits
Demand deposit accounts	$757	0.08%	9.9%	$726	0.08%	10.3%
Savings accounts	3,749	0.84%	49.0%	3,427	0.72%	48.5%
Money market demand accounts	185	0.15%	2.4%	209	0.15%	3.0%
Certificates of deposit/CDARS (1)	765	0.73%	10.0%	807	0.65%	11.4%
Total branch retail deposits	5,456	0.70%	71.3%	5,169	0.60%	73.1%
Commercial retail deposits
Demand deposit accounts	$161	0.01%	2.1%	$133	0.01%	1.9%
Savings accounts	39	0.53%	0.5%	27	0.35%	0.4%
Money market demand accounts	96	0.77%	1.3%	43	0.60%	0.6%
Certificates of deposit/CDARS (1)	2	0.84%	—%	5	0.29%	0.1%
Total commercial retail deposits	298	0.33%	3.9%	208	0.18%	3.0%
Total retail deposits subtotal	$5,754	0.69%	75.2%	$5,377	0.59%	76.1%
Government deposits
Demand deposit accounts	$254	0.39%	3.3%	$246	0.38%	3.5%
Savings accounts	403	0.52%	5.3%	317	0.52%	4.5%
Certificates of deposit/CDARS (1)	312	0.46%	4.1%	355	0.43%	5.0%
Total government deposits (2)	969	0.47%	12.7%	918	0.45%	13.0%
Company controlled deposits (3)	925	—%	12.1%	773	—%	10.9%
Total deposits (4)	$7,648	0.58%	100.0%	$7,068	0.50%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $0.7 billion and $0.8 billion at June 30, 2015 and December 31, 2014, respectively.

(2)	Government deposits include funds from municipalities and schools.

(3)
These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced, or subserviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $3.0 billion and $2.6 billion at June 30, 2015 and December 31, 2014, respectively.

Borrowings

The Federal Home Loan Bank provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the Federal Home Loan Bank using approved loan types as collateral. At June 30, 2015, we had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and we may access that line to the extent that collateral is provided. At June 30, 2015, we had $2.2 billion of advances outstanding and an additional $1.2 billion of collaterized borrowing capacity available at Federal Home Loan Bank.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At June 30, 2015, we had pledged commercial and industrial loans amounting to $58 million with a lendable value of $36 million. At December 31, 2014, we had pledged commercial and industrial loans amounting to$53 million with a lendable value of $31 million. At June 30, 2015 and December 31, 2014, we had no borrowings outstanding against this line of credit.

Federal Home Loan Bank advances. Federal Home Loan Bank advances increased $1.7 billion at June 30, 2015 from December 31, 2014. We rely upon advances from the Federal Home Loan Bank as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of Federal Home Loan Bank advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources such as repurchase agreements. During the six months ended June 30, 2015, we entered into longer-term fixed rate advances to provide more stable funding for interest-earning asset growth.

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

On January 27, 2012, we notified holders of the trust preferred securities our intention to exercise the contractual right to defer regularly scheduled quarterly payments of interest, beginning with the February 2012 payment, with respect to trust preferred securities. These payments will be periodically evaluated and reinstated when appropriate, subject to provisions of the Consent Order and Supervisory Agreement. At June 30, 2015, we have deferred for 14 consecutive quarters for a total amount of $24 million.

Following the Assured Settlement Agreement, we consolidated the debt associated with certain HELOC securitizations held in a trust or variable interest entity ("VIE"), at fair value. We exercised our clean-up call with respect to the 2005-1 HELOC securitization trust, during the second quarter 2015. The transaction resulted in a cash payment of $24 million to the debt bondholders. After payment of the debt, the FSTAR 2005-1 HELOC securitization trust has been dissolved during the second quarter 2015. At June 30, 2015, the fair value of the long-term debt associated with the remaining HELOC securitization trust was $36 million. The final legal maturity of the long-term debt associated with the VIE is June 2019. However, this debt agreement has a contractual provision that allows for a clean-up call of the debt when less than 10 percent of the original loan balances of that securitization trust remain outstanding. As of June 30, 2015, FSTAR 2006-2 (LIBOR plus 0.16 percent) is expected to be below the threshold near the end of 2015. The debt pays interest based on a spread over the 30-day LIBOR interest rate.

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

The following table is a summary of the changes in our net interest income that are projected to result from hypothetical changes in market interest rates. The interest rate scenarios presented in the table include interest rates as of June 30, 2015 and December 31, 2014 and adjusted by instantaneous parallel rate changes plus or minus 200 basis points.

June 30, 2015
Scenario	Net interest Income	$ Change	% Change
	(Dollars in millions)
200	$282	$6	2.0%
Constant	276	—	—%
(200)	232	(44)	(16.0)%
December 31, 2014
Scenario	Net interest Income	$ Change	% Change
	(Dollars in million)
200	$297	$42	17.0%
Constant	255	—	—%
(200)	207	(48)	(19.0)%

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

The following table is a summary of the changes in our EVE that are projected to result from hypothetical changes in market interest rates. EVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off balance sheet instruments. The interest rate scenarios presented in the table include interest rates at June 30, 2015 and December 31, 2014, and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at June 30, 2015 and December 31, 2014, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact EVE. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this "natural business hedge" historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the EVE framework. Further, there can be no assurance that this natural business hedge would positively affect the economic value of equity in the same manner and to the same extent as in the past.

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

June 30, 2015					December 31, 2014
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change
	(Dollars in millions)					(Dollars in millions)
300	$1,624	14.8%	$(290)	(15.1)%	300	$1,462	16.6%	$(217)	(12.9)%
200	1,728	15.3%	(185)	(9.7)%	200	1,537	17.0%	(143)	(8.5)%
100	1,832	15.7%	(82)	(4.3)%	100	1,618	17.4%	(62)	(3.7)%
Current	1,914	16.0%	—	—%	Current	1,680	17.7%	—	—%
(100)	1,936	15.8%	22	1.1%	(100)	1,703	17.6%	24	1.4%

Our balance sheet exhibits sensitivity in a rising interest rate scenario as the EVE decreases. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice in the near term exceeding the amount of assets that could similarly reprice over the same time period because such assets may have longer maturities or repricing terms.

Mortgage servicing rights

At June 30, 2015, MSRs at fair value increased $59 million to $317 million, compared to $258 million at December 31, 2014, primarily due to an increase in the volume of the unpaid principal balance of servicing retained MSRs.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Balance at beginning of period	$279	$320	$258	$285
Additions from loans sold with servicing retained	77	68	146	119
Reductions from sales	(49)	(85)	(71)	(91)
Changes in fair value due to
Payoffs	(11)	(7)	(26)	(12)
Valuation inputs or assumptions	21	(7)	10	(12)
Fair value of MSRs at end of period	$317	$289	$317	$289

Our ratio of MSRs to Tier 1 capital was 24.2 percent and 21.8 percent at June 30, 2015 and December 31, 2014, respectively.

The principal balance of the loans underlying our total MSRs was $27.7 billion at June 30, 2015, compared to $25.4 billion at December 31, 2014.

For information relating to the mortgage servicing rights, see Note 7 of the Notes to the Consolidated Financial Statements, herein.

Investment securities

Investment securities increased from $1.7 billion at December 31, 2014 to $2.3 billion at June 30, 2015. The increase was primarily due to the purchase of $724 million of agency securities, including mortgage-backed securities and collateralized mortgage obligations, partially offset by $122 million of principal paydowns. See Note 2 of the Notes to the Consolidated Financial Statements, herein.

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

Loans with government guarantees

The amount of loans with government guarantees totaled $592 million at June 30, 2015. This includes the $6 million of loans which we have not yet repurchased but had the unilateral right to repurchase. At December 31, 2014, loans with government guarantees totaled $1.1 billion and those loans which we had not yet repurchased but had the unilateral right to repurchase totaled $9 million and were classified as other liability. The balance of this portfolio decreased at June 30, 2015, primarily due to $373 million of repossessed assets and claims that were reclassified from loans with government guarantees to other assets as a result of the adoption of ASU Update No. 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40) and lower volumes of repurchases, as well as higher volume of claims filed.

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

For further information on loans with government guarantees, see Note 4 of the Notes to the Consolidated Financial Statements, herein.

Representation and warranty reserve

We sell most of the residential first mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac).

REPRESENTATION AND WARRANTY RESERVE

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Balance, beginning of period	$53	$48	$53	$54
Provision
Charge to gain on sale for current loan sales	2	2	4	3
Provision (benefit) representation and warranty reserve - change in estimate	(5)	5	(7)	4
Total	(3)	7	(3)	7
Charge-offs, net	(2)	(5)	(2)	(11)
Balance, end of period	$48	$50	$48	$50

The decrease in the provision adjustment charged to representation and warranty reserve expense during the six months ended June 30, 2015, was primarily due to lower than expected charge-offs coupled with our ongoing efforts to continue to refine our estimates as more data becomes available reflecting the trend under the revised representation and warranty reserve framework as published by the Federal Housing Finance Agency.

The following table summarizes the amount of annual Fannie Mae and Freddie Mac audit file review requests by number of accounts. Such requests precede the repurchase demands that Fannie Mae and Freddie Mac may make thereafter.

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Fannie Mae	912	1,185	988	766	935
Freddie Mac	442	449	487	588	646
Total	1,354	1,634	1,475	1,354	1,581

During the six months ended June 30, 2015, we had $68 million in Fannie Mae new repurchase demands and $17 million in Freddie Mac new repurchase demands. The following table summarizes the amount of quarterly new repurchase demands we have received by loan origination year.

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(Dollars in millions)
2008 and prior (1)	$2	$5	$19	$2	$4
2009-2014	33	45	28	37	30
Total	$35	$50	$47	$39	$34
Number of accounts	150	237	265	177	150

(1)	Includes a significant portion of the repurchase requests and obligations associated with loans within the settlement agreements with Fannie Mae and Freddie Mac.

The following table summarizes the aggregate amount of pending repurchase demands at the end of each quarterly period noted.

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(Dollars in millions)
Period end balance	$46	$58	$43	$31	$54
Percent non-agency (approximately)	0.3%	0.3%	1.6%	2.4%	1.8%

The following table summarizes the trends with respect to key model attributes and assumptions for estimating the representation and warranty reserve.

	June 30, 2015	December 31, 2014
	(Dollars in millions)
UPB of loans sold (1)	$153,566	$143,605
Loans expected to be repurchased (percent of loans sold) (2)	0.2%	0.4%
Loss severity rate (3)	17.4%	8.7%

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

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock") the Company may defer payments of dividends. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of June 30, 2015, the amount of the arrearage on the dividend payments of the Series C Preferred Stock was $71 million. At the time that the Company pays the deferred dividends, this payment will result in a reduction of equity. Currently, the impact of the deferred dividends is removed from net income for calculating the Company's earnings per share.

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

On September 29, 2014, the Bank entered into a Consent Order with the Consumer Financial Protection Bureau (the "CFPB"). The Consent Order relates to alleged violations of federal consumer financial laws arising from the Bank’s residential first mortgage loan loss mitigation practices and default servicing operations dating back to 2011. Under the terms of the Consent Order, the Bank has paid $28 million for borrower remediation and $10 million in civil money penalties. The settlement does not involve any admission of wrongdoing on the part of the Bank or its employees, directors, officers, or agents.

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

Regulatory Developments

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. We are currently subject to regulatory capital rules issued by U.S. banking regulators. On January 1, 2015, we became subject to the Basel III rules, which include certain transition provisions through 2018. Through December 31, 2014, we were subject to the Basel I general risk-based capital rules.

Regulatory Capital Composition – Transition

Important differences in determining the composition of regulatory capital between the Basel I Rules and Basel III include changes in capital deductions related to the Company's MSRs and deferred tax assets. These changes will be impacted by, among other things, future changes in interest rates, overall earnings performance and corporate actions. Changes to the composition of regulatory capital under Basel III, as compared to the Basel I Rules, are recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2018. When presented on a fully phased-in basis, capital, risk-weighted assets, and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized.

As of June 30, 2015, the Company and the Bank were subject to a partial phase-in limitation on deductions related to MSRs and certain deferred tax assets. This partial phase-in reduced our Tier 1 leverage ratio when compared to the same ratio under Basel I. Our common equity Tier I ratio increased under the phase-in rules, as the absorption of the write-off of excess MSRs and net operating loss-dependent deferred tax assets are included at only 40 percent by common equity Tier 1 in the first year of the phase-in. The remaining net operating loss-dependent DTAs above the Basel III limits are written off against the non-common elements of Tier 1 capital (the preferred shares and the trust preferred securities) in this first year of phase-in.

Effective on January 1, 2015, the capital framework under the Basel III final rule replaced the existing regulatory capital rules for all banks, savings associations, and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies. The final rule implements a new common equity Tier 1 minimum capital requirement. In addition, the new regulations would subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization did not maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5 percent of its total risk-weighted assets. The effect of the capital conservation buffer will be to increase the minimum common equity Tier 1 capital ratio to 7.0 percent, the minimum Tier 1 risk-based capital ratio to 8.5 percent and the minimum total risk-based capital ratio to 10.5 percent. The capital conservation buffer becomes effective January 1, 2016 with transition provisions through 2018.

The new regulations grandfather the regulatory capital treatment of hybrid debt and equity securities, such as trust preferred securities issued prior to May 19, 2010, for banks or holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009. Although the Company may continue to include our existing trust preferred securities as Tier 1 capital, the prohibition on the use of these securities as Tier 1 capital going forward may limit the Company’s ability to raise capital in the future.

At June 30, 2015, we were considered "well-capitalized" for regulatory purposes. The following tables show the regulatory capital ratios as of the dates indicated.

Bancorp	June 30, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio
	(Dollars in million)
Tier 1 leverage (to adjusted tangible assets)	$1,309	11.47%	$1,184	12.59%
Total adjusted tangible asset base (1)	11,406		9,403
Tier 1 capital (to risk-weighted assets)	$1,309	19.97%	$1,184	22.81%
Common equity Tier 1 (to RWA) (2)	954	14.56%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	1,396	21.30%	1,252	24.12%
Risk-weighted asset base (1)	$6,553		$5,190
N/A - Not applicable.

(1)	Based on adjusted total assets for purposes of Tier 1 leverage capital and risk-weighted assets for purposes Tier1, common equity Tier 1, and total risk-based capital.

(2)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. The Company and the Bank reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

Bank	June 30, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio
	(Dollars in million)
Tier 1 leverage (to adjusted tangible assets)	$1,337	11.70%	$1,167	12.43%
Total adjusted tangible asset base (1)	11,424		9,392
Tier 1 capital (to risk-weighted assets)	1,337	20.35%	1,167	22.54%
Common equity Tier 1 (to RWA)	1,337	20.35%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	1,423	21.66%	1,235	23.85%
Risk-weighted asset base (1)	$6,570		$5,179
N/A - Not applicable.

(1)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. The Company and the Bank reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

Our Tier 1 leverage ratio decreased at June 30, 2015, as compared to December 31, 2014, primarily resulted from the deployment of capital for balance sheet growth, partially offset by earnings retention.

Certain regulatory capital ratios for the Bank and the Company as of June 30, 2015 are shown in the following table.

June 30, 2015	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Bank	Company

Basel III Ratios (transitional)
Common equity Tier I capital ratio	4.50%	6.50%	20.35%	14.56%
Tier I leverage ratio	4.00%	5.00%	11.70%	11.47%

Basel III Ratios (fully phased-in) (1)
Common equity Tier I capital ratio	4.50%	6.50%	17.17%	8.43%
Tier I leverage ratio	4.00%	5.00%	10.14%	9.40%

(1)	See "Use of Non-GAAP Financial Measures."

Looking at the impact of a fully phased in implementation of Basel III, our Tier 1 leverage ratio would have been 9.40 percent and our Tier 1 common ratio would have been 8.43 percent at June 30, 2015. The impact to our Tier 1 leverage ratio is mostly driven by the treatment that mortgage servicing rights receive under Basel III. Over the long term, we plan to continue to reduce our mortgage servicing rights to Tier 1 ratio, taking into consideration market conditions to guide our pace of MSR reduction. At June 30, 2015, we had $317 million of mortgage servicing rights, representing 24.2 percent of Tier 1 capital. The value of the mortgage servicing rights asset increased at June 30, 2015 from December 31, 2014, primarily due to higher interest rates and slower prepayment speeds, increasing the mortgage servicing rights to Tier 1 ratio. We will continue to look for opportunities to reduce our mortgage servicing rights exposure over time.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as the ratio of total nonperforming assets to Tier 1 capital (to adjusted total assets) and estimated Basel III ratios. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of the Company.

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

	June 30, 2015	December 31, 2014	June 30, 2014
Nonperforming assets / Tier 1 capital + allowance for loan losses	(Dollars in millions)
Nonperforming assets	$83	$139	$152
Tier 1 capital (to adjusted total assets)	1,337	1,184	1,196
Allowance for loan losses	(222)	(297)	(306)
Tier 1 capital + allowance for loan losses	$1,559	$1,481	$1,502
Nonperforming assets / Tier 1 capital + allowance for loan losses	5.4%	9.4%	10.1%

Basel III (transitional) to Basel III (fully phased-in) reconciliation. On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. We reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014. When fully phased-in, Basel III, will increase capital requirements through higher minimum capital levels as well as through increases in risk-weights for certain exposures. Additionally, the final Basel III rules place greater emphasis on common equity. In October 2013, the OCC and Federal Reserve released final rules detailing the U.S. implementation of Basel III and the application of the risk-based and leverage capital rules to top-tier savings and loan holding companies. We have transitioned to the Basel III framework beginning in January 2015 and are subject to a phase-in period extending through 2018. Accordingly, the calculations provided below are estimates. These measures are considered to be non-GAAP financial measures because they are not formally defined by GAAP and the Basel III implementation regulations will not be fully phased-in until January 1, 2019. The regulations are subject to change as clarifying guidance becomes available and the calculations currently include our interpretations of the requirements including informal feedback received through the regulatory process. Other entities may calculate the Basel III ratios differently from ours based on their interpretation of the guidelines. Since analysts and banking regulators may assess our capital adequacy using the Basel III framework, we believe that it is useful to provide investors information enabling them to assess our capital adequacy on the same basis.

June 30, 2015	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)	Tier 1 Capital (to Risk Weighted Assets	Total Risk-Based Capital (to Risk-Weighted Assets)
Flagstar Bancorp	(Dollars in millions)
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in) (1)
Basel III (transitional)	$954	$1,309	$1,309	$1,396
Increased deductions related to deferred tax assets, mortgage servicing assets, and other capital components	(413)	(262)	(262)	(262)
Basel III (fully phased-in) capital (1)	$541	$1,047	$1,047	$1,134
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in) (1)
Basel III assets (transitional)	$6,553	$11,406	$6,553	$6,553
Net change in assets	(139)	(261)	(139)	(139)
Basel III (fully phased-in) assets (1)	$6,414	$11,145	$6,414	$6,414
Capital ratios
Basel III (transitional)	14.56%	11.47%	19.97%	21.30%
Basel III (fully phased-in) (1)	8.43%	9.40%	16.33%	17.68%

(1)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier I capital and Tier I capital. We reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

June 30, 2015	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)	Tier 1 Capital (to Risk Weighted Assets	Total Risk-Based Capital (to Risk-Weighted Assets)
Flagstar Bank	(Dollars in millions)
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in) (1)
Basel III (transitional)	$1,337	$1,337	$1,337	$1,423
Increased deductions related to deferred tax assets, mortgage servicing assets, and other capital components	(199)	(199)	(199)	(199)
Basel III (fully phased-in) capital (1)	$1,138	$1,138	$1,138	$1,224
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in) (1)
Basel III assets (transitional)	$6,570	$11,424	$6,570	$6,570
Net change in assets	59	(198)	59	59
Basel III (fully phased-in) assets (1)	$6,629	$11,226	$6,629	$6,629
Capital ratios
Basel III (transitional)	20.35%	11.70%	20.35%	21.66%
Basel III (fully phased-in) (1)	17.17%	10.14%	17.17%	18.47%

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of June 30, 2015 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Bank’s management, including our principal executive and financial officers regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective as of June 30, 2015.

(b)
Changes in Internal Controls. There have been no changes in the Bank’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the six months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended June 30, 2015.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended June 30, 2015.

Item 3. Defaults upon Senior Securities

The Company had no defaults on senior securities.

The following sets forth arrearage of the payment of dividends on preferred stock.

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock") the Company may defer payments of dividends. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of June 30, 2015, the amount of the arrearage on the dividend payments of the Series C Preferred Stock was $71 million.

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

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	August 6, 2015	/s/ Alessandro DiNello
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

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference