Form 10-Q
period 2015-09-30
FLAGSTAR BANCORP INC
filed 2015-11-06
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of November 3, 2015, 56,441,157 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015
TABLE OF CONTENTS (continued)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents
Cash	$65	$47
Interest-earning deposits	130	89
Total cash and cash equivalents	195	136
Investment securities available-for-sale	1,150	1,672
Investment securities held-to-maturity	1,108	—
Loans held-for-sale ($2,164 and $1,196 measured at fair value, respectively)	2,408	1,244
Loans with government guarantees	509	1,128
Loans held-for-investment, net
Loans held-for-investment ($132 and $211 measured at fair value, respectively)	5,514	4,448
Less: allowance for loan losses	(197)	(297)
Total loans held-for-investment, net	5,317	4,151
Mortgage servicing rights	294	258
Federal Home Loan Bank stock	113	155
Premises and equipment, net	243	238
Net deferred tax asset	372	442
Other assets	810	416
Total assets	$12,519	$9,840
Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$1,749	$1,209
Interest bearing	6,388	5,860
Total deposits	8,137	7,069
Federal Home Loan Bank advances (includes both short-term and long-term)	2,024	514
Long-term debt ($32 and $84 measured at fair value, respectively)	279	331
Representation and warranty reserve	45	53
Other liabilities ($84 and $82 measured at fair value, respectively)	530	500
Total liabilities	11,015	8,467
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding, respectively	267	267
Common stock $0.01 par value, 70,000,000 shares authorized; 56,436,026 and 56,332,307 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,484	1,482
Accumulated other comprehensive income	12	8
Accumulated deficit	(260)	(385)
Total stockholders’ equity	1,504	1,373
Total liabilities and stockholders’ equity	$12,519	$9,840

    The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income	(Unaudited)
Loans	$77	$64	$216	$185
Investment securities	14	11	43	28
Interest-earning deposits and other	—	—	1	—
Total interest income	91	75	260	213
Interest Expense
Deposits	10	8	30	21
Federal Home Loan Bank advances	6	1	13	2
Other	2	2	6	5
Total interest expense	18	11	49	28
Net interest income	73	64	211	185
(Benefit) provision for loan losses	(1)	8	(18)	127
Net interest income after provision for loan losses	74	56	229	58
Noninterest Income
Net gain on loan sales	68	52	242	152
Loan fees and charges	17	19	53	56
Deposit fees and charges	7	6	19	16
Loan administration income	8	6	19	19
Net return on the mortgage servicing asset	12	1	19	22
Net gain (loss) on sale of assets	1	5	(1)	11
Representation and warranty benefit (provision)	6	(13)	13	(16)
Other noninterest income	9	9	9	3
Total noninterest income	128	85	373	263
Noninterest Expense
Compensation and benefits	58	54	178	174
Commissions	10	10	31	26
Occupancy and equipment	20	20	60	60
Asset resolution	—	14	13	43
Federal insurance premiums	6	6	18	17
Loan processing expense	14	10	40	26
Legal and professional expense	10	15	27	40
Other noninterest expense	13	50	40	53
Total noninterest expense	131	179	407	439
Income (loss) before income taxes	71	(38)	195	(118)
Provision (benefit) for income taxes	24	(10)	70	(38)
Net income (loss)	47	(28)	125	(80)
Preferred stock accretion	—	—	—	(1)
Net income (loss) from continuing operations	$47	$(28)	$125	$(81)
Income (loss) per share
Basic	$0.70	$(0.61)	$1.82	$(1.79)
Diluted	$0.69	$(0.61)	$1.80	$(1.79)
Weighted average shares outstanding
Basic	56,436,026	56,249,300	56,419,354	56,224,850
Diluted	57,207,503	56,249,300	57,050,789	56,224,850
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Three Months Ended September 30,
	2015	2014
	(Unaudited)
Net income (loss)	$47	$(28)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities available-for-sale
Unrealized gain (loss) (net of ($5) and $4 tax effect, respectively)	9	(5)
Less: Reclassification of net loss on the sale (net of zero and zero tax effect, respectively)	—	(2)
Net change in unrealized gain (loss) on investment securities available-for-sale, net of tax	9	(7)
Unrealized (loss) on derivative instruments designated to cash flow hedges
Unrealized (loss) (net of $2 tax effect and zero respectively)	(5)	—
Less: Reclassification of net loss on derivative instruments	—	—
Net change in unrealized (loss) on derivative instruments, net of tax	(5)	—
Other comprehensive income (loss), net of tax	4	(7)
Comprehensive income (loss)	$51	$(35)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Net income (loss)	$125	$(80)
Other comprehensive income (loss), net of tax
Unrealized gain on investment securities available-for-sale
Unrealized gain (net of ($5) and ($1) tax effect, respectively)	9	11
Less: Reclassification of net loss on the sale (net of zero and ($4) tax effect, respectively)	—	(7)
Net change in unrealized gain on investment securities available-for-sale, net of tax	9	4
Unrealized (loss) on derivative instruments designated to cash flow hedges
Unrealized (loss) (net of $2 tax effect and zero respectively)	(5)	—
Less: Reclassification of net loss on derivative instruments	—	—
Net change in unrealized (loss) on derivative instruments, net of tax	(5)	—
Other comprehensive income, net of tax	4	4
Comprehensive income (loss)	$129	$(76)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2013	$266	$1	$1,479	$(5)	$(315)	$1,426
(Unaudited)
Net loss	—	—	—	—	(80)	(80)
Total other comprehensive income	—	—	—	4	—	4
Accretion of preferred stock	1	—	—	—	(1)	—
Stock-based compensation	—	—	2	—	—	2
Balance at September 30, 2014	$267	$1	$1,481	$(1)	$(396)	$1,352
Balance at December 31, 2014	267	1	1,482	8	$(385)	$1,373
(Unaudited)
Net income	—	—	—	—	125	125
Total other comprehensive income	—	—	—	4	—	4
Stock-based compensation	—	—	2	—	—	2
Balance at September 30, 2015	$267	$1	$1,484	$12	$(260)	$1,504
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows (In millions)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
		As Restated
Operating Activities
Net income (loss)	$125	$(80)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Benefit) provision for loan losses	(18)	127
Representation and warranty (benefit) provision	(13)	16
Depreciation and amortization	17	18
Deferred income taxes	68	(35)
Net gain on loan and asset sales	(241)	(163)
Change in fair value and other non-cash changes	(231)	(150)
Other changes:
Proceeds from sales of loans held-for-sale ("HFS")	15,247	12,610
Origination, premium paid and repurchase of loans, net of principal repayments	(22,180)	(18,225)
Increase in accrued interest receivable	(6)	(12)
Decrease (increase) in other assets, excludes purchase of other investments	155	(82)
Net charge-offs in representation and warranty reserve	(1)	(18)
Increase in other liabilities	11	35
Net cash used in operating activities	(7,067)	(5,959)
Investing Activities
Proceeds from sale of available-for-sale securities, including loans that have been securitized	6,603	6,532
Collection of principal on investment securities available-for-sale ("AFS")	185	118
Purchase of investment securities available-for-sale and other	(783)	(756)
Collection of principal on investment securities held-to-maturity ("HTM")	38	—
Purchase of investment securities HTM	(10)	—
Proceeds received from the sale of held-for-investment loans ("HFI")	788	62
Origination and purchase of loans HFI, net of principal repayments	(2,249)	(623)
Purchase of bank owned life insurance	(175)	—
Proceeds from the disposition of repossessed assets	19	30
Redemption of Federal Home Loan Bank stock	42	—
Acquisitions of premises and equipment, net of proceeds	(28)	(26)
Proceeds from the sale of mortgage servicing rights	183	168
Net cash provided by investing activities	4,613	5,505
Financing Activities
Net increase in deposit accounts	1,068	1,094
Proceeds from increases in Federal Home Loan Bank advances	22,235	13,633
Repayment of Federal Home Loan Bank advances	(20,725)	(14,471)
Repayment of long-term debt	(55)	(19)
Net (reduction) receipt of payments of loans serviced for others	(23)	39
Net receipt of escrow payments	13	4
Net cash provided by financing activities	2,513	280
Net increase (decrease) in cash and cash equivalents	59	(174)
Beginning cash and cash equivalents	136	281
Ending cash and cash equivalents	$195	$107
Supplemental disclosure of cash flow information
Interest paid on deposits and other borrowings	$42	$23
Income tax payments (refund)	$3	$(1)
Non-cash reclassification of investments AFS to HTM	$1,136	$—
Non-cash reclassification of loans HFI to loans HFS	$1,113	$384
Non-cash reclassification of loans HFS to loans HFI	$30	$15
Non-cash reclassification of loans HFS to AFS securities	$6,617	$6,234
Mortgage servicing rights resulting from sale or securitization of loans	$220	$198
Non-cash reclassification of loans with government guarantee to other assets	$373	$—

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

Note 2 – Investment Securities

As of September 30, 2015 and December 31, 2014, investment securities were comprised of the following.

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
September 30, 2015
Available-for-sale securities
Agency	$463	$7	$(1)	$469
Agency-collateralized mortgage obligations	657	11	—	668
Municipal obligations	13	—	—	13
Total available-for-sale securities	$1,133	$18	$(1)	$1,150
Held-to-maturity securities
Agency	$445	$4	$—	$449
Agency-collateralized mortgage obligations	663	6	—	669
Total held-to-maturity securities	$1,108	$10	$—	$1,118
December 31, 2014 (2)
Available-for-sale securities
Agency	$925	$6	$(2)	$929
Agency-collateralized mortgage obligations	734	8	(1)	741
Municipal obligations	2	—	—	2
Total available-for-sale securities	$1,661	$14	$(3)	$1,672

(1)	Includes the investment securities that were transfered to held-to-maturity at fair value.

(2)	The Company did not have any held-to-maturity securities at December 31, 2014.

Credit related declines in the available-for-sale and held-to-maturity securities are classified as other-than-temporary impairments ("OTTI") and are reported as a separate component of noninterest income within the Consolidated Statement of Operations. An impaired investment security is considered to be other than temporary if (1) the Company intends to sell the security; (2) it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover all contractually required principal and interest payments.

Available-for-sale securities

Securities available-for-sale are carried at fair value, with unrealized gains reported as a component of other comprehensive income and unrealized losses reported as a component of other comprehensive income to the extent they are temporary in nature.

The Company purchased $59 million and $783 million of available-for-sale securities, which included agency securities, comprised of mortgage-backed securities, collateralized mortgage and municipal obligations during the three and nine months ended September 30, 2015, respectively. During the third quarter the Company subsequently transferred $462 million of the securities purchased during 2015 to held-to-maturity investments. The Company purchased $86 million and $762 million of available-for-sale securities, which included agency securities, comprised of mortgage-backed securities and collateralized mortgage obligations during the three and nine months ended September 30, 2014, respectively.

Gains (losses) on sales of available-for-sale securities are reported in other noninterest income in the Consolidated Statements of Operations. During both the three and nine months ended September 30, 2015, there were no sales of available-for-sale securities except those related to loans that had been securitized for sale in the normal course of business, compared to $255 million and $314 million, respectively, in sales of available-for-sale securities, resulting in a gain of $2 million and $3 million during the three and nine months ended September 30, 2014, respectively.

Held-to-maturity securities

Investment securities held-to-maturity are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.

During the third quarter 2015, the Company transferred $1.1 billion of available-for-sale securities to held-to-maturity securities at a premium of $8 million, reflecting the Company’s intent and ability to hold those securities to maturity. Transfers of investment securities into the held-to-maturity category from the available-for-sale category are accounted for at fair value at the date of transfer. The related $5 million of unrealized holding gain, net of tax, that was included in the transfer is retained in other comprehensive income (loss) and is being amortized as an adjustment to interest income over the remaining life of the securities. There were no gains or losses recognized as a result of this transfer. The Company did not classify investment securities as held-to-maturity at December 31, 2014.

The Company purchased $10 million of held-to-maturity securities, which included agency-collateralized mortgage obligations during both the three and nine months ended September 30, 2015, respectively. During both the three and nine months ended September 30, 2015, there were $25 million of maturities in held-to-maturity securities. The Company did not hold held-to-maturity securities for the three and nine months ended September 2014.

The following table summarizes by duration the unrealized loss positions on investment securities:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
Type of Security	(Dollars in millions)
September 30, 2015
Available-for-sale securities
Agency	$8	2	$—	$87	7	$(1)
Agency-collateralized mortgage obligations	—	—	—	42	3	—
Held-to-maturity securities
Agency	$—	—	$—	$10	1	$—
December 31, 2014
Available-for-sale securities
Agency	$53	6	$—	$305	21	$(2)
Agency-collateralized mortgage obligations	98	10	(1)	38	4	—

The amortized cost and estimated fair value of securities at September 30, 2015, are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Investment Securities Available-for-Sale			Investment Securities Held-to-maturity
	Amortized Cost	Fair Value	Weighted-Average Yield	Amortized Cost	Fair Value	Weighted-Average Yield
September 30, 2015	(Dollars in millions)			(Dollars in millions)
Due in one year or less	$—	$—	—%	$—	$—	—%
Due after one year through five years	—	—	—%	—	—	—%
Due after five years through 10 years	13	13	4.60%	69	69	2.43%
Due after 10 years	1,120	1,137	2.50%	1,039	1,049	2.44%
Total	$1,133	$1,150		$1,108	$1,118

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. The Company did not recognize any other than temporary impairment losses on its investment securities during the third quarter or nine months ended September 2015 and 2014.

Note 3 – Loans Held-for-Sale

The majority of our mortgage loans originated as loans held-for-sale are sold into the secondary market on a whole loan basis or by securitizing the loans into securities. At September 30, 2015 and December 31, 2014, loans held-for-sale totaled $2.4 billion and $1.2 billion, respectively. For the three and nine months ended September 30, 2015, the Company reported net gain on loan sales of $68 million and $242 million, respectively, compared to $52 million and $152 million net gain on loan sales during the three and nine months ended September 30, 2014, respectively.

At September 30, 2015 and December 31, 2014, $243 million and $48 million, respectively, of loans held-for-sale were recorded at lower of cost or fair value. The remainder of the loans in the portfolio are recorded at fair value as the Company elected the fair value option.

Note 4 – Loans with Government Guarantees

The majority of loans with government guarantees continue to be insured or guaranteed by the Federal Housing Administration. These loans earn interest at a rate based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent, which is not paid by the FHA until claimed.

At September 30, 2015, loans with government guarantees actually repurchased totaled $509 million and were classified as loans with government guarantees. At December 31, 2014, loans with government guarantees actually repurchased totaled $1.1 billion and were classified as loans with government guarantees.

The Company adopted ASU Update No. 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40) in the first quarter 2015 at which time repossessed assets and the associated claims were recorded separately from the associated loans. At September 30, 2015, repossessed assets and the associated claims recorded in other assets totaled $231 million and at December 31, 2014 repossessed assets and the associated claims were $373 million and included in loans with government guarantees.

Note 5 – Loans Held-for-Investment

Loans held-for-investment are summarized as follows.

	September 30, 2015	December 31, 2014
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,726	$2,193
Second mortgage	140	149
HELOC	405	257
Other	32	31
Total consumer loans	3,303	2,630
Commercial loans
Commercial real estate	707	620
Commercial and industrial	493	429
Warehouse lending	1,011	769
Total commercial loans	2,211	1,818
Total loans held-for-investment	5,514	4,448
Less allowance for loan losses	(197)	(297)
Loans held-for-investment, net	$5,317	$4,151

During the third quarter 2015, the Company transferred interest-only residential first mortgage loans with unpaid principal balances totaling $214 million to held-for-sale, which were subsequently sold in October 2015. In addition the Company transferred $19 million of nonperforming first mortgage loans to held-for-sale, which were subsequently sold at a gain on sale of $1 million during the third quarter 2015. A portion of the general allowance for loan losses associated with both of these loan sales was reduced, resulting in a $16 million reduction in the general allowance.

During the second quarter 2015, the Company sold interest-only residential first mortgage loans with unpaid principal balances totaling $386 million, along with $70 million of nonperforming and troubled debt restructured first mortgage loans. A portion of the allowance for loan losses associated with these loans was reduced, resulting in a $15 million reduction in allowance. Upon a change in the Company’s intent, the loans were transferred to held-for-sale and subsequently sold resulting in a loss on sale of $1 million during the three months ended June 30, 2015.

During the first quarter 2015, the Company re-measured the specifically identified reserve relating to the troubled debt restructured loans, resulting in a $36 million reduction in reserve based on a change in expected future cash flows. During the first quarter 2015, the Company changed its intent to hold these loans for investment and instead decided to hold these loans for sale. The loans for which the intent changed had an approximate unpaid principal balance of $331 million, including approximately $291 million of troubled debt restructured residential first mortgage loans, and $30 million in specifically identified reserves at the time this intent was changed. These loans were transferred to loans held-for-sale and subsequently sold resulting in a loss on sale of less than $1 million during the first quarter 2015.

During the first quarter 2014, the Company sold nonperforming, troubled debt restructured residential first mortgage and residential first mortgage jumbo loans with unpaid principal balances totaling $313 million. A portion of the allowance for loan losses associated with these loans was reduced, resulting in a $2 million reduction in allowance. Upon a change in the Company’s intent, the loans were transferred to held-for-sale and subsequently sold resulting in a gain on sale of $1 million.

During the second quarter 2014, the Company sold nonperforming, troubled debt restructured residential first mortgage and residential first mortgage jumbo loans with unpaid principal balances totaling $234 million. Upon a change in the Company’s intent, the loans were transferred to held-for-sale and subsequently sold resulting in a gain on sale of $4 million.

During the third quarter 2014, the Company sold nonperforming, troubled debt restructured residential first mortgage and residential first mortgage jumbo loans with unpaid principal balances totaling $81 million. A portion of the allowance for loan losses associated with these loans was reduced, resulting in a $5 million reduction in allowance. Upon a change in the Company’s intent, the loans were transferred to held-for-sale and subsequently sold resulting in a gain on sale of $5 million.

During the first and second quarter of 2015, the Company purchased $197 million of HELOC loans with a premium of $7 million.

The Company has pledged certain loans held-for-investment, loans held-for-sale, and loans with government guarantees to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis. At September 30, 2015 and December 31, 2014, the Company pledged $5.2 billion and $4.1 billion, respectively.

The allowance for loan losses by class of loan are summarized in the following table.

	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended September 30, 2015
Beginning balance allowance for loan losses	$151	$14	$25	$1	$15	$12	$4	$222
Charge-offs (1)	(21)	(1)	(1)	(1)	—	(3)	—	(27)
Recoveries	1	1	—	1	—	—	—	3
Provision (benefit)	(2)	(1)	(1)	—	(2)	5	—	(1)
Ending balance allowance for loan losses	$129	$13	$23	$1	$13	$14	$4	$197
Three Months Ended September 30, 2014
Beginning balance allowance for loan losses	$249	$14	$14	$2	$19	$5	$3	$306
Charge-offs (1)	(12)	(1)	(1)	(1)	—	—	—	(15)
Recoveries	1	—	—	1	—	—	—	2
Provision (benefit)	2	(1)	6	—	2	—	(1)	8
Ending balance allowance for loan losses	$240	$12	$19	$2	$21	$5	$2	$301

Nine Months Ended September 30, 2015
Beginning balance allowance for loan losses	$234	$12	$19	$1	$17	$11	$3	$297
Charge-offs (1)	(80)	(2)	(2)	(3)	—	(3)	—	(90)
Recoveries	3	1	—	2	2	—	—	8
Provision (benefit)	(28)	2	6	1	(6)	6	1	(18)
Ending balance allowance for loan losses	$129	$13	$23	$1	$13	$14	$4	$197
Nine Months Ended September 30, 2014
Beginning balance allowance for loan losses	$162	$12	$8	$2	$19	$3	$1	$207
Charge-offs (1)	(29)	(3)	(5)	(2)	(2)	—	—	(41)
Recoveries	3	—	—	2	3	—	—	8
Provision (benefit)	104	3	16	—	1	2	1	127
Ending balance allowance for loan losses	$240	$12	$19	$2	$21	$5	$2	$301

(1)
Includes charge-offs of $16 million and $6 million related to the sale or transfer of loans during the three months ended September 30, 2015 and September 30, 2014, respectively, and $67 million and $8 million related to the sale or transfer of loans during the nine months ended September 30, 2015 and September 30, 2014, respectively.

The loans held-for-investment and allowance for loan losses by class of loan is summarized in the following table.

	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
September 30, 2015
Loans held-for-investment
Individually evaluated	$77	$29	$3	$—	$—	$3	$—	$112
Collectively evaluated (1)	2,642	66	322	32	707	490	1,011	5,270
Total loans	$2,719	$95	$325	$32	$707	$493	$1,011	$5,382
Allowance for loan losses
Individually evaluated	$21	$7	$1	$—	$—	$—	$—	$29
Collectively evaluated (1)	108	6	22	1	13	14	4	168
Total allowance for loan losses	$129	$13	$23	$1	$13	$14	$4	$197

December 31, 2014
Loans held-for-investment
Individually evaluated	$385	$31	$1	$—	$—	$—	$—	$417
Collectively evaluated (1)	1,782	65	124	31	620	429	769	3,820
Total loans	$2,167	$96	$125	$31	$620	$429	$769	$4,237
Allowance for loan losses
Individually evaluated	$82	$5	$1	$—	$—	$—	$—	$88
Collectively evaluated (1)	152	7	18	1	17	11	3	209
Total allowance for loan losses	$234	$12	$19	$1	$17	$11	$3	$297

(1)	Excludes loans carried under the fair value option.

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

For those loans not individually evaluated for impairment, management has categorized the commercial and consumer loans into portfolios with common risk characteristics.

The following table sets forth the loans held-for-investment aging analysis as of September 30, 2015 and December 31, 2014, of past due and current loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total Investment Loans
	(Dollars in millions)
September 30, 2015
Consumer loans
Residential first mortgage	$8	$5	$51	$64	$2,662	$2,726
Second mortgage	1	—	1	2	138	140
HELOC	4	3	7	14	391	405
Other	—	—	1	1	31	32
Total consumer loans	13	8	60	81	3,222	3,303
Commercial loans
Commercial real estate	—	—	—	—	707	707
Commercial and industrial	—	—	3	3	490	493
Warehouse lending	—	—	—	—	1,011	1,011
Total commercial loans	—	—	3	3	2,208	2,211
Total loans (2)	$13	$8	$63	$84	$5,430	$5,514
December 31, 2014
Consumer loans
Residential first mortgage	$29	$8	$115	$152	$2,041	$2,193
Second mortgage	1	1	2	4	145	149
HELOC	4	1	3	8	249	257
Other	—	—	—	—	31	31
Total consumer loans	34	10	120	164	2,466	2,630
Commercial loans
Commercial real estate	—	—	—	—	620	620
Commercial and industrial	—	—	—	—	429	429
Warehouse lending	—	—	—	—	769	769
Total commercial loans	—	—	—	—	1,818	1,818
Total loans (2)	$34	$10	$120	$164	$4,284	$4,448

(1)	Includes performing nonaccrual loans that are less than 90 days delinquent and for which interest can not be accrued.

(2)	Includes $9 million and $5 million of loans 90 days or greater past due accounted for under the fair value option at September 30, 2015 and December 31, 2014, respectively.

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

Loans held-for-investment and loans held-for-sale on which interest accruals have been discontinued totaled approximately $77 million and $135 million at September 30, 2015 and December 31, 2014, respectively, and $122 million at September 30, 2014. Interest income is recognized on impaired loans using a modified cost recovery method. Interest that would have been accrued on impaired loans totaled approximately $1 million and $4 million during the three and nine months ended September 30, 2015, respectively, and $2 million and $4 million during the three and nine months ended September 30, 2014, respectively. At September 30, 2015 and December 31, 2014, the Company had no loans 90 days past due and still accruing.

Troubled Debt Restructuring

The Company may modify certain loans in both consumer and commercial loan portfolios to retain customers or to maximize collection of the outstanding loan balance. The Company has programs designed to assist borrowers by extending payment dates or reducing the borrower's contractual payments. All loan modifications are made on a case-by-case basis. The Company's standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. TDRs result in those instances in which a borrower demonstrates financial difficulty and for which a concession has been granted, which includes reductions of interest rate, extensions of amortization period, principal and/or interest forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. These loans are classified as nonperforming TDRs if the loan was nonperforming prior to the restructuring, or based upon the results of a collateral credit evaluation. Such loans will continue on nonaccrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months, after which they will begin to accrue interest.

The following table provides a summary of TDRs outstanding by type and performing status.

	TDRs
	Performing	Nonperforming	Total
September 30, 2015	(Dollars in millions)
Consumer loans
Residential first mortgage	$41	$20	$61
Second mortgage	34	1	35
HELOC	22	5	27
Total consumer loans	97	26	123
Commercial loans
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Total commercial loans	—	—	—
Total TDRs (1)(2)	$97	$26	$123

December 31, 2014
Consumer loans
Residential first mortgage	$306	$44	$350
Second mortgage	35	1	36
HELOC	20	1	21
Total consumer loans	361	46	407
Commercial loans
Commercial real estate	1	—	1
Total TDRs (1)(2)	$362	$46	$408

(1)	The allowance for loan losses on consumer TDR loans totaled $16 million and $81 million at September 30, 2015 and December 31, 2014, respectively.

(2)	Includes $31 million and $30 million of TDR loans accounted for under the fair value option at September 30, 2015 and December 31, 2014, respectively.
Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, but may give rise to potential incremental losses. The Company measures impairment using the discounted cash flow method for performing TDRs and measures impairment based on collateral values for re-defaulted TDRs.

The following table provides a summary of newly modified TDRs and TDR loans that subsequently defaulted in the previous 12 months during the three and nine months ended September 30, 2015 and 2014. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted when they are greater than 90 days past due.

	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
Three Months Ended September 30, 2015		(Dollars in millions)
Residential first mortgages	48	$13	$14	$—
Second mortgages	15	1	1	—
HELOC (2)	46	4	4	—
Total TDR loans	109	$18	$19	$—

Three Months Ended September 30, 2014
Residential first mortgages	36	$11	$11	$1
Second mortgages	85	3	3	—
HELOC (2)	4	—	—	—
Total TDR loans	125	$14	$14	$1

Nine Months Ended September 30, 2015
Residential first mortgages	239	$66	$65	$(1)
Second mortgages	83	4	3	—
HELOC (2)	204	12	11	—
Consumer	3	—	—	—
Total TDR loans	529	$82	$79	$(1)

Nine Months Ended September 30, 2014
Residential first mortgages	107	$31	$30	$2
Second mortgages	291	9	9	—
HELOC (2)	19	1	—	—
Total TDR loans	417	$41	$39	$2

TDRs that subsequently defaulted in previous 12 months	Number of Accounts		Unpaid Principal Balance	Increase in Allowance at Subsequent Default
Three Months Ended September 30, 2015			(Dollars in millions)
Residential first mortgages	1		$—	$—
Total TDR loans	1		$—	$—

Three Months Ended September 30, 2014
Second mortgages	2		$—	$—
Total TDR loans	2		$—	$—

Nine Months Ended September 30, 2015
Residential first mortgages	1		$—	$—
Second mortgages	1		—	—
Total TDR loans	2		$—	$—

Nine Months Ended September 30, 2014
Residential first mortgages	2		$—	$—
Second mortgages	15		—	—
HELOC (2)	5		—	—
Total TDR loans	22		$—	$—

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	HELOC post-modification unpaid principal balance reflects write downs.

The following table presents impaired loans and the associated allowance:

	September 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage loans	$6	$6	$—	$63	$78	$—
Second mortgage	—	—	—	1	6	—
HELOC	—	—	—	—	1	—
Commercial loans
Commercial and industrial	3	6	—	—	—	—
	$9	$12	$—	$64	$85	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$70	$71	$22	$321	$326	$82
Second mortgage	29	29	7	29	29	6
HELOC	3	3	1	1	1	1
	$102	$103	$30	$351	$356	$89
Total
Consumer loans
Residential first mortgage	$76	$77	$22	$384	$404	$82
Second mortgage	29	29	7	30	35	6
HELOC	3	3	1	1	2	1
Commercial loans
Commercial and industrial	3	6	—	—	—	—
Total impaired loans	$111	$115	$30	$415	$441	$89

The following table presents average impaired loans and the interest income recognized:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$96	$1	$406	$3	$172	$4	$408	$8
Second mortgage	29	—	30	—	30	—	28	1
HELOC	15	—	1	—	6	—	1	—
Commercial loans
Commercial real estate	—	—	—	—	—	—	1	—
Commercial and industrial	2	—	—	—	1	—	—	—
Total impaired loans	$142	$1	$437	$3	$209	$4	$438	$9

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

Doubtful. An asset classified as doubtful has all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. A doubtful asset has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification as loss is deferred. Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity. Pending events can include mergers, acquisitions, liquidations, capital injections, the perfection of liens on additional collateral, the valuation of collateral, and refinancing. Generally, pending events should be resolved within a relatively short period and the ratings will be adjusted based on the new information. Because of high probability of loss, non-accrual accounting treatment is required for doubtful assets.

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

In accordance with regulatory guidance, the Company assigns risk ratings to consumer loans in the following manner:
•Consumer loans are classified as Watch once the loan becomes 60 days past due.
•Open and closed-end consumer loans 90 days or more past due are classified Substandard.

Commercial Credit Loans	Commercial Real Estate	Commercial and Industrial	Warehouse	Total Commercial
September 30, 2015	(Dollars in millions)
Grade
Pass	$659	$445	$921	$2,025
Watch	43	19	76	138
Special mention	5	7	11	23
Substandard	—	19	3	22
Doubtful	—	3	—	3
Total loans	$707	$493	$1,011	$2,211

December 31, 2014
Pass	$578	$398	$650	$1,626
Watch	29	10	119	158
Special mention	2	—	—	2
Substandard	11	21	—	32
Total loans	$620	$429	$769	$1,818

Consumer Credit Loans	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Total
September 30, 2015	(Dollars in millions)
Grade
Pass	$2,625	$104	$374	$32	$3,135
Watch	44	34	24	—	102
Substandard	57	2	7	—	66
Total loans	$2,726	$140	$405	$32	$3,303

December 31, 2014
Pass	$1,764	$111	$233	$31	$2,139
Watch	314	36	21	—	371
Substandard	115	2	3	—	120
Total loans	$2,193	$149	$257	$31	$2,630

Note 6 – Variable Interest Entities ("VIEs")

Due to the Assured Settlement Agreement in 2013, the Company became the primary beneficiary and reconsolidated the FSTAR 2005-1 and the FSTAR 2006-2 HELOC securitization trust's assets and liabilities. The Company had elected the fair value option for these assets and liabilities.

In June 2015, the Company executed a clean-up call of the FSTAR 2005-1 long-term debt associated with the HELOC securitization trust. The transaction resulted in a cash payment of $24 million to the debt bondholders. After payment of the debt, the FSTAR 2005-1 HELOC securitization trust has been dissolved as of second quarter 2015. The Company initiated the clean-up call process with respect to the 2006-2 HELOC securitization trust, which the Company expects to complete in the fourth quarter 2015.

The Company continues to consolidate the VIE, which consists of the HELOC securitization trust formed in 2006. The Company has determined the trust is a VIE and has concluded that the Company is the primary beneficiary of this trust because it has the power to direct the activities of the entity that most significantly affect the entity's economic performance and has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The beneficial owners of the trust can look only to the assets of the securitization trust for satisfaction of the debt issued by the securitization trust.

The following table provides a summary of the classifications of consolidated VIE assets and liabilities included in the Consolidated Financial Statements.

	2005-1	2006-2	Total
September 30, 2015	(Dollars in millions)
HELOC Securitizations
Assets
Loans held-for-investment	$—	$57	$57
Liabilities
Long-term debt	$—	$32	$32

	2005-1	2006-2	Total
December 31, 2014	(Dollars in millions)
HELOC Securitizations
Assets
Loans held-for-investment	$63	$69	$132
Liabilities
Long-term debt	$42	$42	$84

The economic performance of the VIE is most significantly impacted by the performance of the underlying loans. The principal risks to which the entities were exposed include credit risk and interest-rate risk.

FSTAR 2007-1 mortgage securitization trust is an unconsolidated VIE. The Company has a continuing involvement, but is not the primary beneficiary and de-recognized the assets upon transfer. In accordance with the settlement agreement with MBIA, there is no further recourse to the Company related to FSTAR 2007-1. At September 30, 2015 and December 31, 2014, the FSTAR 2007-1 mortgage securitization trust included 3,215 loans and 3,624 loans, respectively, with an aggregate principal balance of $124 million and $141 million, respectively.

Note 7 – Mortgage Servicing Rights

The Company has investments in mortgage servicing rights ("MSRs") to support mortgage strategies and to deploy capital at acceptable returns. The Company also utilizes derivatives as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. The Company's portfolio of MSRs is highly sensitive to movements in interest rates. The primary risk associated with MSRs is the potential change in value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. There is also a risk of valuation decline due to higher than expected increases in default rates, which the Company does not believe can be effectively hedged. See Note 8 of the Notes to the Consolidated Financial Statements, herein, for additional information regarding the instruments utilized to hedge the risks of MSRs.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Balance at beginning of period	$317	$289	$258	$285
Additions from loans sold with servicing retained	74	79	220	199
Reductions from sales	(73)	(68)	(144)	(161)
Changes in fair value due to (1)
Decrease in MSR due to pay-offs, pay-downs and run-off	(9)	(10)	(34)	(22)
Changes in valuation inputs or assumptions (2)	(15)	(5)	(6)	(16)
Fair value of MSRs at end of period	$294	$285	$294	$285

(1)	Changes in fair value are included within net return on mortgage servicing asset on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

See Note 17 of the Notes to the Consolidated Financial Statements, herein, for additional fair value disclosures relating to mortgage servicing rights.

The following table summarizes income and fees associated with the mortgage servicing asset.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Income on mortgage servicing asset
Servicing fees, ancillary income and late fees (1)	$18	$17	$52	$50
Fair value adjustments (2)	(24)	(15)	(38)	(38)
Gain on hedging activity (3)	15	—	10	10
Net transaction costs	3	(1)	(5)	—
Total income on mortgage servicing asset, included in net return on mortgage servicing asset	$12	$1	$19	$22

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on a cash basis.

(2)	Includes a $2 million gain related to the sale of MSRs during the nine months ended September 30, 2015.

(3)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

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

The following table summarizes income and fees associated with the mortgage loans subserviced.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$8	$7	$24	$21
Other servicing charges	—	(1)	(5)	(2)
Total income on mortgage loans subserviced, included in loan administration	$8	$6	$19	$19

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on cash basis.

The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10 percent and 20 percent to the weighted-average of certain significant assumptions used in valuing these assets.

	September 30, 2015			December 31, 2014
		Fair value due to			Fair value due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
		(Dollars in millions)
Option adjusted spread	8.68%	$285	$276	8.88%	$250	$243
Constant prepayment rate	13.27%	283	272	14.98%	253	245
Weighted average cost to service per loan	$73.48	290	286	$74.49	258	255

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. To isolate the effect of the specified change, the fair value shock analysis is consistent with the identified adverse change, while holding all other assumptions impacting the fair value constant on the fair value of the servicing rights. In practice, a change in one assumption generally impacts other assumptions, which may either magnify or counteract the effect of the change.

Note 8 – Derivative Financial Instruments

Derivative financial instruments are recorded at fair value in other assets and other liabilities on the Consolidated Statements of Financial Condition after taking into account the effects of legally enforceable bilateral collateral and master netting agreements. The Company is exposed to non-performance risk by the counterparties to its various derivative financial instruments. The Company believes that the credit risk inherent in all its derivative contracts is minimal based on credit standards and the netting and collateral provisions of the interest rate swap agreements.

Derivatives not designated as hedging instruments: The Company maintains a derivative portfolio of interest rate swaps, futures and forward commitments used to manage exposure to changes in interest rates, MSR asset values and to meet the needs of customers. The Company also enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Market risk on interest rate lock commitments and mortgage loans held-for-sale is managed using corresponding forward sale commitments.

Changes in fair value of derivatives not designated as hedging instruments are recognized in the Consolidated Statements of Income.

Derivatives designated as hedging instruments: The Company uses interest rate swaps to hedge the forecasted cash flows from its underlying variable-rate Federal Home Loan Bank (FHLB) advances in a qualifying cash flow hedge accounting relationship. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is realized into earnings. At September 30, 2015, the Company had $5 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared to zero at December 31, 2014. The estimated amount to be reclassified from other comprehensive income into earnings during the remainder of 2015 and the next 12 months represents gains of less than $1 million (net-of-tax) and $3 million of losses (net-of-tax), respectively. All cash flow hedges were highly effective as of September 30, 2015.

Derivatives that are designated in hedging relationships are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. Cash flows and the profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

The gains/(losses), by hedge designation, recorded in income for the periods ended September 30 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain/(Loss)	2015	2014	2015	2014
		(Dollars in millions)
Derivatives not designated as hedging instruments:
U.S. Treasury and euro dollars futures	Net return on mortgage servicing asset	$3	$—	$6	$6
Swap futures	Net return on mortgage servicing asset	10	—	2	—
Mortgage backed securities forwards	Net return on mortgage servicing asset	2	—	2	4
Rate lock commitments and forward agency and loan sales	Net gain on loan sales	(24)	(1)	(4)	(8)
Rate lock commitments	Other noninterest income	1	—	(1)	—
Interest rate swaps	Other noninterest income	2	1	2	2
Total derivative (loss) gain		$(6)	$—	$7	$4

The notional amount, estimated fair value and maturity of our derivative financial instruments were as follows:

	Notional Amount	Fair Value	Expiration Dates
	(Dollars in millions)
September 30, 2015
Derivatives designated as hedging instruments:
Liabilities (2)
Interest rate swaps on FHLB advances	$225	$8	2025
Derivatives not designated as hedging instruments:
Assets (1)
U.S. Treasury and euro dollar futures	$232	$2	2015-2019
Mortgage backed securities forwards	173	2	2015
Swap futures	179	3	2028-2045
Rate lock commitments	4,234	44	2015
Forward agency and loan sales	69	1	2015
Interest rate swaps and swaptions	769	15	2016-2033
Total derivative assets	$5,656	$67
Liabilities (2)
U.S. Treasury and euro dollar futures	$1,793	$2	2015-2020
Mortgage backed securities forwards	10	—	2015
Swap futures	26	1	2022
Rate lock commitments	41	—	2015
Forward agency and loan sales	4,150	29	2015
Interest rate swaps	399	10	2016-2025
Total derivative liabilities	$6,419	$42
December 31, 2014
Derivatives not designated as hedging instruments:
Assets (1)
Mortgage servicing rights
U.S. Treasury and euro dollar futures	$2,530	$7	2015-2020
Mortgage backed securities forwards	161	2	2015
Rate lock commitments	2,604	31	2015
Forward agency and loan sales	194	—	2015
Interest rate swaps	355	6	2015-2021
Total derivative assets	$5,844	$46
Liabilities (2)
Mortgage servicing rights
U.S. Treasury and euro dollar futures	$687	$1	2015-2020
Rate lock commitments	22	—	2015
Forward agency and loan sales	2,789	13	2015
Interest rate swaps	367	6	2015-2021
Total derivative liabilities	$3,865	$20

(1)	Derivative assets are included in other assets on the Consolidated Statements of Financial Condition.

(2)	Derivatives liabilities are included in other liabilities on the Consolidated Statements of Financial Condition.

The following tables present the derivatives subject to a master netting arrangement.

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount (1)
	(Dollars in millions)
September 30, 2015
Derivatives designated as hedging instruments:
Liabilities
Interest Rate Swaps on FHLB advances	$—	$—	$—	$—	$(8)	$8

Derivatives not designated as hedging instruments:
Assets
Swap futures	$6	$—	$6	$—	$3	$3
U.S. Treasury swap and euro dollar futures	—	2	(2)	—	(2)	—
Mortgage backed securities forwards	37	—	37	—	35	2
Interest rate swaps and swaptions	17	—	17	—	2	15
Total derivative assets	$60	$2	$58	$—	$38	$20

Liabilities
Swap Futures	$1	$—	$1	$—	$—	$1
Interest rate swaps and swaptions	18	—	18	—	8	10
Total derivative liabilities	$19	$—	$19	$—	$8	$11

December 31, 2014
Derivatives not designated as hedging instruments:
Assets
U.S. Treasury swap and euro dollar futures	$18	$1	$17	$—	$10	$7
Mortgage backed securities forwards	26	—	26	—	24	2
Interest rate swaps	8	—	8	—	2	6
Total derivative assets	$52	$1	$51	$—	$36	$15

Liabilities
Interest rate swaps	$6	$—	$6	$—	$—	$6

(1)	Includes gross amounts for items not netted in the Company's Consolidated Statements of Financial Condition.

The Company pledged a total of $48 million of cash collateral to counterparties and had an obligation to return cash of $10 million at September 30, 2015 for derivative activities. The Company pledged a total of $36 million of investment securities and cash collateral to counterparties at December 31, 2014 for derivative activities. The net cash pledged is restricted and is included in other assets on the Consolidated Statements of Financial Condition.

Note 9 – Federal Home Loan Bank Advances

The portfolio of Federal Home Loan Bank advances includes short-term fixed rate advances and long-term fixed rate advances. The following is a breakdown of the advances outstanding.

	September 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$824	0.18%	$214	0.26%
LIBOR adjustable advances long-term	225	0.46%	—	—%
Long-term fixed rate term advances	975	1.54%	300	1.36%
Total	$2,024	0.86%	$514	0.90%

At September 30, 2015, the Company had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and the Company may access that line to the extent that collateral is provided. At September 30, 2015, the Company had $2.0 billion of advances outstanding and an additional $1.6 billion of collateralized borrowing capacity available at Federal Home Loan Bank. The advances can be collateralized by non-delinquent single-family residential first mortgage loans, loans with government guarantees, certain other loans and investment securities. At September 30, 2015, $225 million of the outstanding advances were adjustable rate based on the three month LIBOR index. Interest rates on these advances reset every three months and the advances may be prepaid without penalty, with notification at scheduled three month intervals after an initial 12 month lockout period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Maximum outstanding at any month end	$2,127	$1,000	$2,198	$1,300
Average outstanding balance	1,795	998	1,597	995
Average remaining borrowing capacity	1,738	2,026	1,711	1,832
Weighted-average interest rate	1.17%	0.23%	1.05%	0.23%

The following outlines the Company’s Federal Home Loan Bank advance final maturity dates as of September 30, 2015.

September 30, 2015
(Dollars in millions)
2015	$824
2016	175
2017	50
2018	125
Thereafter	850
Total	$2,024

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

	September 30, 2015		December 31, 2014
	(Dollars in millions)
Trust Preferred Securities
Floating Three Month LIBOR
Plus 3.25%, matures 2032	$26	3.58%	$26	3.50%
Plus 3.25%, matures 2033	26	3.54%	26	3.48%
Plus 3.25%, matures 2033	26	3.53%	26	3.51%
Plus 2.00%, matures 2035	26	2.29%	26	2.23%
Plus 2.00%, matures 2035	26	2.29%	26	2.23%
Plus 1.75%, matures 2035	51	2.09%	51	1.99%
Plus 1.50%, matures 2035	25	1.79%	25	1.73%
Plus 1.45%, matures 2037	25	1.79%	25	1.69%
Plus 2.50%, matures 2037	16	2.84%	16	2.74%
Subtotal	$247		$247
Notes associated with consolidated VIEs
Floating One Month LIBOR
Plus 0.46% (1), matures 2018 (3)	—		42
Plus 0.16% (2), matures 2019 (4)	32		42
Total long-term debt	$279		$331

(1)	The Note accrued interest at a rate equal to the least of (i) one month LIBOR plus 0.46 percent (ii) the net weighted average coupon, and (iii) 16.00 percent.

(2)
The interest rate for the notes may adjust monthly and will be subject to (i) a cap based on the weighted average of the loan rates on the mortgage loans, minus the rates at which certain fees and expenses of the issuing entity are calculated and minus any required spread and adjusted for actual days and (ii) a fixed cap of 16.00 percent.

(3)	In June 2015, the Company exercised a clean-up of the outstanding debt. The par value for the debt was $43 million at December 31, 2014.

(4)	The par value for the debt was $33 million and $45 million, respectively, at September 30, 2015 and December 31, 2014.

At September 30, 2015 and December 31, 2014 the three month LIBOR interest rate was 0.33 percent and 0.26 percent, respectively. At September 30, 2015 the one month LIBOR interest rate was 0.19 percent, compared to 0.17 percent at December 31, 2014.

Trust Preferred Securities

The trust preferred securities outstanding are callable by the Company are junior subordinated notes. The interest is payable quarterly; however, the Company may defer interest payments for up to 20 quarters without default or penalty. In January 2012, the Company exercised its contractual rights to defer interest payments with respect to trust preferred securities. The payments are periodically evaluated and will be reinstated when appropriate, subject to the provisions of the Company's Supervisory Agreement and Consent Order. At September 30, 2015, the Company has deferred for 15 quarters and has $26 million accrued for these deferred interest payments.

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

The final legal maturity of the long-term debt associated with the VIE is June 2019; however, this debt agreement has a contractual provision that allows for a clean-up call of the debt when less than 10 percent of the balance remains outstanding. The Company initiated the clean-up call process with respect to the 2006-2 HELOC securitization trust, which the Company expects to complete in the fourth quarter 2015.

Note 11 - Representation and Warranty Reserve

The following table shows the activity impacting the representation and warranty reserve.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Balance, beginning of period	$48	$50	$53	$54
Provision
Charged to gain on sale for current loan sales	2	2	6	5
Charged to representation and warranty reserve - change in estimate	(6)	13	(13)	16
Total	(4)	15	(7)	21
Charge-offs, net	1	(8)	(1)	(18)
Balance, end of period	$45	$57	$45	$57

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

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred stock at September 30, 2015 is summarized as follows.

	Rate	Earliest Redemption Date	Shares Outstanding	Preferred Shares	Additional Paid in Capital
				(Dollars in millions)
Series C Preferred Stock	9.0%	1/31/2012	266,657	$—	$267

At September 30, 2015, the Company has deferred $79 million of dividend payments on the Series C Preferred Stock.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss) for investment securities available-for-sale, investment securities held-to-maturity and cash flow hedges.

	Held-to-Maturity Securities	Available-for-Sale Securities	Cash Flow Hedges
	(Dollars in millions)
Accumulated other comprehensive income (loss)
Balance at December 31, 2014, net of tax	$—	$8	$—
Net unrealized loss, net of tax	—	9	(5)
Transfer of net unrealized loss from AFS to HTM	5	(5)	—
Balance at September 30, 2015, net of tax (1)	$5	$12	$(5)

Balance at December 31, 2013, net of tax	$—	$(5)	$—
Net unrealized gain, net of tax	—	4	—
Balance at September 30, 2014, net of tax (1)	$—	$(1)	$—

(1)	For the periods ended September 30, 2015 and 2014, there were no reclassifications out of accumulated other comprehensive income (loss) into earnings.

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

The following table sets forth the computation of basic and diluted (loss) earnings per share of common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions, except share data)

Net income (loss)	$47	$(28)	$125	$(80)
Less: preferred stock dividend/accretion	—	—	—	(1)
Net income (loss) from continuing operations	47	(28)	125	(81)
Deferred cumulative preferred stock dividends	(8)	(7)	(22)	(19)
Net income (loss) applicable to common stock	$39	$(35)	$103	$(100)
Weighted average shares
Weighted average common shares outstanding	56,436,026	56,249,300	56,419,354	56,224,850
Effect of dilutive securities
Warrants (1)	339,478	—	290,840	—
Stock-based awards	431,999	—	340,595	—
Weighted average diluted common shares	57,207,503	56,249,300	57,050,789	56,224,850
Earnings (loss) per common share
Net income (loss) applicable to common stock	$0.70	$(0.61)	$1.82	$(1.79)
Effect of dilutive securities
Warrants	—	—	(0.01)	—
Stock-based awards	(0.01)	—	(0.01)	—
Diluted earnings (loss) per share	$0.69	$(0.61)	$1.80	$(1.79)

(1)	Includes the May warrants at an exercise price of $10.00 per share and a fair value of $8 million at September 30, 2015.

The three and nine months ended September 30, 2014 diluted loss per share calculation excludes all common stock equivalents, including 248,089 and 273,407 shares pertaining to stock based awards, respectively, and 303,026 and 326,102 shares pertaining to warrants, respectively. The inclusion of these securities would be anti-dilutive.

Under the terms of the Series C Preferred Stock the Company may defer dividend payments. The Company elected to defer dividend payments beginning with the February 2012 dividend. Although not included in quarterly net income (loss) from continuing operations, the deferral still impacts net income (loss) applicable to common stock for the purpose of calculating earnings per share, as shown above. The cumulative amount in arrears as of September 30, 2015 is $79 million.

Note 14 – Income Taxes

The provision for income taxes in interim periods requires the Company to make a best estimate of the effective tax rate expected to be applicable for the full year. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Provision (benefit) for income taxes	$24	$(10)	$70	$(38)
Effective tax provision (benefit) rate	34.4%	(27.2)%	36.0%	(32.3)%

As of each reporting date, the Company considers both positive and negative evidence including any annual limitations to the realization of the Company's net operating loss carryforwards that could impact the view with regard to realization of deferred tax assets. The Company continues to believe it is more likely than not that the benefit for federal deferred tax assets will be realized. The Company continues to believe it is more likely than not that the benefit for certain state deferred tax assets will not be realized. In recognition of this risk, the Company continues to provide a partial valuation allowance on the deferred tax assets relating to state deferred tax assets.

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

To be categorized as "well capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. The Company and the Bank are considered "well capitalized" at both September 30, 2015 and December 31, 2014. There have been no conditions or events that management believes have changed the Company's or the Bank’s category.

The following table shows the regulatory capital ratios as of the dates indicated.

Bancorp	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
September 30, 2015 (1)
Tangible capital (to tangible assets)	$1,393	11.65%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,393	11.65%	$478	4.0%	$598	5.0%
Common equity Tier 1 capital (to RWA)	1,024	14.93%	309	4.5%	446	6.5%
Tier 1 capital (to risk-weighted assets)	1,393	20.32%	411	6.0%	549	8.0%
Total capital (to risk-weighted assets)	1,483	21.64%	549	8.0%	686	10.0%
December 31, 2014
Tangible capital (to tangible assets)	$1,184	12.59%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,184	12.59%	$376	4.0%	$470	5.0%
Tier 1 capital (to risk-weighted assets)	1,184	22.81%	208	4.0%	311	6.0%
Total capital (to risk-weighted assets)	1,252	24.12%	415	8.0%	519	10.0%
N/A - Not applicable

(1)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. The Company and the Bank reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

Bank	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
September 30, 2015 (1)
Tangible capital (to tangible assets)	$1,426	11.91%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,426	11.91%	$479	4.0%	$599	5.0%
Common equity tier 1 capital (to RWA)	1,426	20.75%	309	4.5%	447	6.5%
Tier 1 capital (to risk-weighted assets)	1,426	20.75%	412	6.0%	550	8.0%
Total capital (to risk-weighted assets)	1,516	22.05%	550	8.0%	687	10.0%
December 31, 2014
Tangible capital (to tangible assets)	$1,167	12.43%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,167	12.43%	$376	4.0%	$470	5.0%
Tier 1 capital (to risk-weighted assets)	1,167	22.54%	207	4.0%	311	6.0%
Total capital (to risk-weighted assets)	1,235	23.85%	414	8.0%	518	10.0%

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

DOJ litigation settlement

Per the February 2012 DOJ litigation settlement, the Company is required to make future additional payments contingent upon the occurrence of certain future events. The Company elected the fair value option to account for this liability and uses a weighted average discounted cash flow model to measure fair value. The fair value of the DOJ litigation settlement liability was $84 million and $82 million at September 30, 2015 and December 31, 2014, respectively. The undiscounted amount of the DOJ litigation settlement liability remains at $118 million at September 30, 2015.

At September 30, 2015 and December 31, 2014, the Company's total liability for contingent liabilities was $85 million and $86 million, respectively, including the legal proceedings and fair value liability relating to the DOJ litigation settlement.

Commitments

A summary of the contractual amount of significant commitments is as follows.

	September 30, 2015	December 31, 2014
	(Dollars in millions)
Commitments to extend credit
Mortgage loans interest-rate lock commitments	$4,314	$2,172
HELOC commitments	133	88
Other consumer commitments	25	7
Warehouse loan commitments	1,046	827
Standby and commercial letters of credit	14	10
Commercial and industrial commitments	297	276
Other commercial commitments	447	169

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Commitments generally have fixed expiration dates or other termination clauses. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation of the counterparties.

The Company enters into mortgage interest-rate lock commitments with its customers. These commitments are considered to be derivative instruments and changes in the fair value of these commitments are recorded in the Consolidated Statements of Financial Condition in other assets. Further discussion on derivative instruments is included in Note 8 - Derivative Financial Instruments.

The Company has unfunded commitments under its contractual arrangement with the HELOC securitization trust to fund future advances on the underlying HELOC. Refer to further discussion of this issue as presented in Note 6 of the Notes to the Consolidated Financial Statements, herein.

Other consumer commitments are conditional commitments issued to accommodate the financial needs of customers. The commitments are under various terms to lend funds to consumers, which include revolving credit agreements, term loan commitments and short-term borrowing agreements.

Warehouse loan commitments are lines of credit provided to mortgage originators to fund loans they originate and then sell. The proceeds of the sale of the loan is used to repay the draw on the line used to fund the loan.

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

Commercial and industrial and other commercial commitments are conditional commitments issued under various terms to lend funds to business and other entities. These commitments include revolving credit agreements, term loan commitments and short-term borrowing agreements. Many of these loan commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

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

The Company maintains a reserve for letters of credit which is included in other liabilities, which represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The balance of $2 million and $1 million for September 30, 2015 and December 31, 2014, respectively, is reflected in other liabilities on the Consolidated Statements of Financial Condition.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets

Investment securities available-for-sale. These securities are comprised of U.S. government sponsored agencies and municipal obligations. The Company measures fair value using prices obtained from pricing services. A review is performed on the security prices received from the pricing services, which includes discussion and analysis of the inputs used by the pricing services to value our securities and comparisons to independent pricing. Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase), and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including quotes for similar fixed-income securities, matrix pricing, discounted cash flow using benchmark curves or other factors to determine fair value. Investment securities are classified within level 2 of the valuation hierarchy.

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

Loans held-for-investment. Loans held-for-investment are generally recorded at amortized cost. Such loans are not recorded at fair value on a recurring basis. However, from time to time, a loan becomes impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value less costs to sell, market value of similar debt, or discounted cash flows. The fair value of the underlying collateral is determined, where possible, using market prices derived from appraisals or market evaluations which are considered a non-recurring level 3 valuation. Fair value may also be measured using the present value of expected cash flows discounted at the loan's effective interest rate.

Loans held-for-investment that are recorded at fair value on a recurring basis are loans that were previously recorded as loans held-for-sale but subsequently transferred to the held-for-investment category. As the Company elected the fair value option for the held-for-sale loans, they continue to be reported at fair value and measured consistent with the level 2 methodology for loans held-for-sale. Certain HELOC loans associated with the previous FSTAR 2005-1 and the current FSTAR 2006-2 securitization trusts have been recorded in the Consolidated Financial Statement as loans held-for-investment at fair value. The Company records these loans as a recurring level 3 valuation. Also included in loans held-for-investment are the second mortgage loans associated with the previous FSTAR 2006-1 mortgage securitization trust. The loans are carried at fair value and valued using a discounted estimated net future cash flow model and are classified within the level 3 valuation hierarchy as the model utilizes significant inputs which are unobservable. See Note 6 - Variable Interest Entities ("VIEs") for additional information.

Repossessed assets. Repossessed assets are measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the repossessed asset. The fair value of repossessed assets, upon initial recognition, are estimated using level 3 inputs based on appraisals or evaluations. The significant unobservable inputs used in the level 3 fair value measurements of the Company's impaired loans and repossessed assets primarily relate to internal valuations or analysis.

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

Other investments. The fair value of the reverse repurchase agreement is determined by cost, which approximates the fair value due to its short term nature. The reverse repurchase agreement is guaranteed by a third party and secured by level 2 government and agency securities which are unobservable by the Company, which are held by a third party. In case of default, the Company would receive the collateral from the third party. The reverse repurchase agreement is included in other assets on the Consolidated Statements of Financial Condition.

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

Long-term debt. The Company records the long-term debt associated with the previous FSTAR 2005-1 and the current FSTAR 2006-2 HELOC securitization trusts at fair value. The fair value of the debt is estimated using quantitative models which incorporate observable and, in some instances, unobservable inputs including security prices, interest rate yield curves, option volatility, currency, commodity or equity rates and correlations between these inputs. The Company also considers the impact of its own credit spreads in determining the discount rate used to value these liabilities. The credit spread is determined by reference to observable spreads in the secondary bond markets, which are considered to be level 3. The Company records this debt as a recurring level 3 valuation.

Litigation settlement. Upon settlement of the DOJ litigation settlement, we elected the fair value option to account for the liability representing the remaining future payments. As of September 30, 2015 the fair value totaled $84 million, using a discount rate of 7.6 percent for which we use a discounted cash flow model to determine the current fair value. The model utilizes our forecast and considers multiple scenarios including possible outcomes that impact the timing of the additional payments which are discounted using a risk free rate adjusted for nonperformance risk that represents our credit risk. These scenarios are probability weighted and consider the view of an independent market participant to estimate the most likely fair value of the liability.

The liability is classified within level 3 of the valuation hierarchy as the projections of earnings and growth rate and other assumptions are unobservable inputs which affect the estimated timing of the cash flow payments. The Company considers factors which could affect those projections from the perspective of a market participant, which is incorporated into the assessment of fair value. The litigation settlement is included in other liabilities on the Consolidated Statements of Financial Condition and changes in the fair value of the litigation settlement will be recorded each quarter in other noninterest expense on the Consolidated Statements of Operations.

Assets and liabilities measured at fair value on a recurring basis

The following tables present the financial instruments carried at fair value as of September 30, 2015 and December 31, 2014, by caption on the Consolidated Statement of Financial Condition and by level in the valuation hierarchy (as described above).

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2015	(Dollars in millions)
Investment securities available-for-sale
Agency	$—	$469	$—	$469
Agency-collateralized mortgage obligations	—	668	—	668
Municipal obligations	—	13	—	13
Loans held-for-sale
Residential first mortgage loans	—	2,164	—	2,164
Loans held-for-investment
Residential first mortgage loans	—	7	—	7
Second mortgage loans	—	—	45	45
HELOC loans	—	—	80	80
Mortgage servicing rights	—	—	294	294
Derivative assets
Rate lock commitments	—	—	44	44
Swap futures	—	3	—	3
U.S. Treasury and euro dollar futures	2	—	—	2
Forward agency and loans sales	—	1	—	1
Mortgage backed securities forwards	2	—	—	2
Interest rate swaps and swaptions	—	15	—	15
Total derivative assets	4	19	44	67
Other investments	—	—	100	100
Total assets at fair value	$4	$3,340	$563	$3,907
Derivative liabilities
U.S. Treasury and euro dollar futures	$(2)	$—	$—	$(2)
Forward agency and loans sales	—	(29)	—	(29)
Interest rate swap on FHLB advances	(8)	—	—	(8)
Swap futures	—	(1)	—	(1)
Interest rate swaps	—	(10)	—	(10)
Total derivative liabilities	(10)	(40)	—	(50)
Warrant liabilities	—	(8)	—	(8)
Long-term debt	—	—	(32)	(32)
DOJ litigation settlement	—	—	(84)	(84)
Total liabilities at fair value	$(10)	$(48)	$(116)	$(174)

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2014	(Dollars in millions)
Investment securities available-for-sale
Agency	$—	$929	$—	$929
Agency-collateralized mortgage obligations	—	741	—	741
Municipal obligations	—	—	2	2
Loans held-for-sale
Residential first mortgage loans	—	1,196	—	1,196
Loans held-for-investment
Residential first mortgage loans	—	26	—	26
Second mortgage loans	—	—	53	53
HELOC loans	—	—	132	132
Mortgage servicing rights	—	—	258	258
Derivative assets
U.S. Treasury and euro dollar futures	7	—	—	7
Rate lock commitments	—	—	31	31
Mortgage backed securities forwards	2	—	—	2
Interest rate swaps	—	6	—	6
Total derivative assets	9	6	31	46
Other investments	—	—	100	100
Total assets at fair value	$9	$2,898	$576	$3,483
Derivative liabilities
Forward agency and loan sales	$—	$(13)	$—	$(13)
U.S. Treasury and euro dollar futures	(1)	—	—	(1)
Interest rate swaps	—	(6)	—	(6)
Total derivative liabilities	(1)	(19)	—	(20)
Warrant liabilities	—	(6)	—	(6)
Long-term debt	—	—	(84)	(84)
DOJ litigation settlement	—	—	(82)	(82)
Total liabilities at fair value	$(1)	$(25)	$(166)	$(192)

The Company had no transfers of assets or liabilities recorded at fair value between fair value levels during the three and nine months ended September 30, 2015.

The Company utilized US Treasury future, forward agency and loan sales and interest rate swaps to manage the risk associated with mortgage servicing rights and rate lock commitments. The assets and/or liabilities transferred are valued at the end of the period. Gains and losses for individual lines in the tables do not reflect the effect of the Company's risk management activities related to such level 3 instruments.

Fair value measurements using significant unobservable inputs

The tables below include a roll forward of the Consolidated Statement of Financial Condition amounts for the three and nine months ended September 30, 2015 and 2014 (including the change in fair value) for financial instruments classified by the Company within level 3 of the valuation hierarchy.

		Recorded in Earnings		Recorded in OCI
Three Months Ended September 30, 2015	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases / Originations	Sales	Settlements	Transfers In (Out)	Balance at End of Period	Changes in Unrealized Gains / (Losses) Held at End of Period
Assets	(Dollars in millions)
Loans held-for-investment
Second mortgage loans	$48	$—	$—	$—	$—	$—	$(3)	$—	$45	$—
HELOC loans	93	2	—	—	—	—	(15)	—	80	1
Mortgage servicing rights	317	(24)	—	—	74	(73)	—	—	294	(14)
Other investments	100	—	—	—	—	—	—	—	100	—
Totals	$558	$(22)	$—	$—	$74	$(73)	$(18)	$—	$519	$(13)
Liabilities
Long-term debt	$(36)	$—	$—	$—	$—	$—	$4	$—	$(32)	$—
DOJ litigation settlement	(84)	—	—	—	—	—	—	—	(84)	—
Totals	$(120)	$—	$—	$—	$—	$—	$4	$—	$(116)	$—
Derivative financial instruments (net)
Rate lock commitments	$30	$53	$—	$—	$81	$(104)	$(16)	$—	$44	$14

Three Months Ended September 30, 2014
Assets
Investment securities available-for-sale
Municipal obligation	$—	$—	$—	$—	$—	$—	$—	$4	$4	$—
Loans held-for-investment
Second mortgage loans	$59	$1	$—	$—	$—	$—	$(4)	$—	$56	$1
HELOC loans	147	(1)	1	—	—	—	(7)	—	140	(8)
Mortgage servicing rights	289	(13)	—	—	79	(70)	—	—	285	(5)
Totals	$495	$(13)	$1	$—	$79	$(70)	$(11)	$4	$485	$(12)
Liabilities
Long-term debt	$(98)	$—	$(2)	$—	$—	$—	$8	$—	$(92)	$—
DOJ litigation settlement	(78)	(2)	—	—	—	—	—	—	(80)	(2)
Totals	$(176)	$(2)	$(2)	$—	$—	$—	$8	$—	$(172)	$(2)
Derivative financial instruments (net)
Rate lock commitments	$51	$10	$—	$—	$66	$(85)	$(15)	$—	$27	$1

		Recorded in Earnings		Recorded in OCI
Nine Months Ended September 30, 2015	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases / Originations	Sales	Settlements	Transfers In (Out)	Balance at End of Period	Changes In Unrealized Held at End of Period
Assets	(Dollars in millions)
Investment securities available-for-sale
Municipal obligations	$2	$—	$—	$—	$—	$—	$(2)	$—	$—	$—
Loans held-for-investment
Second mortgage loans	53	2	1	—	—	—	(11)	—	45	1
HELOC loans	132	(4)	—	—	—	—	(48)	—	80	4
Mortgage servicing rights	258	(40)	—	—	220	(144)	—	—	294	(3)
Other investments	100	—	—	—	—	—	—	—	100	—
Totals	$545	$(42)	$1	$—	$220	$(144)	$(61)	$—	$519	$2
Liabilities
Long-term debt	$(84)	$—	$(3)	$—	$—	$24	$31	$—	$(32)	$—
DOJ litigation	(82)	(2)	—	—	—	—	—	—	(84)	(2)
Totals	$(166)	$(2)	$(3)	$—	$—	$24	$31	$—	$(116)	$(2)
Derivative financial instruments (net)
Rate lock commitments	$31	$60	$—	$—	$272	$(276)	$(43)	$—	$44	$30

Nine Months Ended September 30, 2014
Assets
Investment securities available-for-sale
Municipal obligation	$—	$—	$—	$—	$—	$—	$—	$4	$4	$—
Loans held-for-investment
Second mortgage loans	$65	$2	$1	$—	$—	$—	$(12)	$—	$56	$2
HELOC loans	155	(1)	1	—	—	—	(15)	—	140	(16)
Mortgage servicing rights	285	(37)	—	—	198	(161)	—	—	285	(11)
Totals	$505	$(36)	$2	$—	$198	$(161)	$(27)	$4	$485	$(25)
Liabilities
Long-term debt	$(106)	$—	$(5)	$—	$—	$—	$19	$—	$(92)	$—
DOJ litigation	(93)	13	—	—	—	—	—	—	(80)	13
Totals	$(199)	$13	$(5)	$—	$—	$—	$19	$—	$(172)	$13
Derivative financial instruments (net)
Rate lock commitments	$10	$110	$—	$—	$203	$(244)	$(52)	$—	$27	$24

The following tables present the quantitative information about recurring level 3 fair value financial instruments and the fair value measurements as of September 30, 2015 and December 31, 2014.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2015	(Dollars in millions)
Assets
Second mortgage loans	$45	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average	7.2% - 10.8% (9.0%) 15.4% - 23.2% (19.3%) 2.6% - 3.9% (3.3%)
HELOC loans	$80	Discounted cash flows	Loss severity on defaulted balance Weighted average discount rate	24.4% - 36.7% (30.6%) 6.9% - 10.3% (8.6%)
Mortgage servicing rights	$294	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	7.0% - 10.4% (8.7%) 10.8% - 15.6% (13.3%) $59 - $88 ($73)
Liabilities
Long-term debt	$(32)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Weighted average life	7.2% - 10.8% (9.0%) 18.4% - 27.6% (23.0%) 0.2 - 0.4 (0.3)
DOJ litigation settlement	$(84)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)
Derivative financial instruments
Rate lock commitments	$44	Consensus pricing	Origination pull-through rate	65.3% - 97.9% (81.6%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2014	(Dollars in millions)
Assets
Second mortgage loans	$53	Discounted cash flows	Discount rate Prepay rate - 12 month historical average CDR rate - 12 month historical average	7.2% - 10.8% (9.0%) 11.3% - 17.0% (14.2%) 2.4% - 3.6% (3.0%)
HELOC loans	$132	Discounted cash flows	Yield Weighted average life (CPR) Weighted average life (CDR) Discount loss severity	8.0% - 12.0% (10.0%) 7.2% - 10.8% (9.0%) 6.6% - 9.9% (8.3%) 60.2% - 90.2% (75.2%)
Mortgage servicing rights	$258	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	7.1% - 10.7% (8.9%) 12.2% - 17.1% (15.0%) $67 - $88 ($78)
Liabilities
Long-term debt	$(84)	Discounted cash flows	Discount rate Prepay rate - 3 month historical average Weighted average life	6.4% - 9.6% (8.0%) 16.0% - 24.0% (20.0%) 0.5 - 0.7 (0.6)
DOJ litigation settlement	$(82)	Discounted cash flows	Asset growth rate MSR growth rate Return on assets (ROA) improvement Peer group ROA	4.4% - 6.6% (5.5%) 0.9% - 1.4% (1.2%) 0.02% - 0.04% (0.03%) 0.5% - 0.8% (0.7%)
Derivative financial instruments
Rate lock commitments	$31	Consensus pricing	Origination pull-through rate	66.2% - 99.3% (82.7%)

Recurring Significant Unobservable Inputs

The significant unobservable inputs used in the fair value measurement of the second mortgage loans are discount rates, prepayment rates, and default rates. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases in prepay rates in isolation result in a higher fair value and increases (decreases) in default rates in isolation result in a (higher) lower fair value.

At September 30, 2015, the significant unobservable inputs used in the fair value measurement of the HELOC loans are the loss severity on defaulted loans and the weighted average discount rate. For the HELOC loans, increases (decreases) in the loss severity on defaulted balance, in isolation, would result in a lower (higher) fair value measurement; increases

(decreases) in the weighted average discount rate, in isolation, would lower (higher) fair value measurement. For the debt carried at fair value (liability), increases (decreases) in the discount rate in isolation would result in a lower (higher) fair value measurement; increases (decreases) in prepayment rates in isolation results in a shorter (longer) weighted average life and ultimately a higher (lower) fair value measurement. In June 2015, the Company executed a clean-up call of the FSTAR 2005-1 long-term debt associated with the HELOC securitization trust. After payment of the debt, the FSTAR 2005-1 HELOC securitization trust has been dissolved as of June 30, 2015.

The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation would result in a significantly lower (higher) fair value measurement.

The key economic assumptions used in determining the fair value of those MSRs capitalized during the three and nine months ended September 30, 2015 and 2014 periods were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average life (in years)	7.9	7.9	7.9	8.0
Weighted-average constant prepayment rate	11.0%	12.0%	11.2%	11.8%
Weighted-average discount rate	10.9%	11.7%	10.8%	12.0%

The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows.

	September 30, 2015	December 31, 2014
Weighted-average life (in years)	7.1	6.6
Weighted-average constant prepayment rate	13.3%	15.0%
Weighted-average discount rate	10.4%	10.9%

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

Level 3 (1)
(Dollars in millions)
September 30, 2015
Impaired loans held-for-investment (2)
Residential first mortgage loans	$36
Commercial and industrial loans	3
Repossessed assets (3)	17
Totals	$56
December 31, 2014
Impaired loans held-for-investment (2)
Residential first mortgage loans	$74
Repossessed assets (3)	19
Totals	$93

(1)	The fair values are obtained at various dates during the three months ended September 30, 2015 and December 31, 2014, respectively.

(2)
The Company recorded $20 million and $76 million in fair value losses on impaired loans (included in provision for loan losses on Consolidated Statements of Operations) during the three and nine months ended September 30, 2015, respectively, compared to $10 million and $38 million in fair value losses on impaired loans during the three and nine months ended September 30, 2014, respectively.

(3)
The Company recorded $1 million and $2 million in losses related to write downs of repossessed assets based on the estimated fair value of the specific assets during the three and nine months ended September 30, 2015, respectively, and recognized net gain of $1 million and $2 million on sales of repossessed assets (both write downs and net gains/losses are included in assets resolution expense on the Consolidated Statements of Operations) during the three and nine months ended September 30, 2015, respectively. The Company recorded $2 million and $4 million in losses related to write downs of repossessed assets based on the estimated fair value of the specific assets during the three and nine months ended September 30, 2014, respectively, and recognized net gains of $1 million and $4 million on sales of repossessed assets during the three and nine months ended September 30, 2014, respectively.

The following tables present the quantitative information about non-recurring level 3 fair value financial instruments and the fair value measurements as of September 30, 2015 and December 31, 2014.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2015	(Dollars in millions)
Impaired loans held-for-investment
Residential first mortgage loans	$36	Fair value of collateral	Loss severity discount	35% - 45% (41.4%)
Commercial and industrial loans	$3	Fair value of collateral	Loss severity discount	40% - 50% (50.1%)
Repossessed assets	$17	Fair value of collateral	Loss severity discount	0% - 100% (39.5%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2014	(Dollars in millions)
Impaired loans held-for-investment
Residential first mortgage loans	$74	Fair value of collateral	Loss severity discount	35% - 47% (36.9%)
Repossessed assets	$19	Fair value of collateral	Loss severity discount	7% - 100% (45.4%)

Non-Recurring Significant Unobservable Inputs

The significant unobservable inputs used in the fair value measurement of the impaired loans and repossessed assets are appraisals or other third-party price evaluations which incorporate measures such as recent sales prices for comparable properties.

Fair Value of Financial Instruments

The following tables present the carrying amount of financial instruments measured at either fair value, historical cost or amortized cost and the estimated fair value of those financial instruments.

	September 30, 2015
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$195	$195	$195	$—	$—
Investment securities available-for-sale	1,150	1,150	—	1,150	—
Investment securities held-to-maturity	1,108	1,118	—	1,118	—
Loans held-for-sale	2,408	2,164	—	2,164	—
Loans with government guarantees	509	494	—	494	—
Loans held-for-investment, net	5,317	5,307	—	7	5,300
Repossessed assets	17	17	—	—	17
Federal Home Loan Bank stock	113	113	—	113	—
Mortgage servicing rights	294	294	—	—	294
Bank owned life insurance	176	176	—	176	—
Other investments	100	100	—	—	100
Other assets, foreclosure claims	231	231	—	231	—
Derivative Financial Instruments
U.S. Treasury and euro dollar futures	2	2	2	—	—
Rate lock commitments	44	44	—	—	44
Swap futures	3	3	—	3	—
Mortgage back securities forwards	2	2	2	—	—
Forward agency and loan sales	1	1	—	1	—
Interest rate swaps and swaptions	15	15	—	15	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(4,850)	(4,643)	—	(4,643)	—
Certificates of deposit	(813)	(816)	—	(816)	—
Government deposits	(1,207)	(1,189)	—	(1,189)	—
Company controlled deposits	(1,267)	(1,179)	—	(1,179)	—
Federal Home Loan Bank advances	(2,024)	(2,027)	—	(2,027)	—
Long-term debt	(279)	(117)	—	(85)	(32)
Warrant liabilities	(8)	(8)	—	(8)	—
Litigation settlement	(84)	(84)	—	—	(84)
Derivative Financial Instruments
U.S. Treasury and euro dollar futures	(2)	(2)	(2)	—	—
Interest rate swap on FHLB advances	(8)	(8)	(8)	—	—
Swap futures	(1)	(1)	—	(1)	—
Forward agency and loan sales	(29)	(29)	—	(29)	—
Interest rate swaps	(10)	(10)	—	(10)	—

	December 31, 2014
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$136	$136	$136	$—	$—
Investment securities available-for-sale	1,672	1,672	—	1,670	2
Loans held-for-sale	1,244	1,196	—	1,196	—
Loans with government guarantees	1,128	1,094	—	1,094	—
Loans held-for-investment, net	4,151	3,998	—	26	3,972
Repossessed assets	19	19	—	—	19
Federal Home Loan Bank stock	155	155	155	—	—
Mortgage servicing rights	258	258	—	—	258
Other investments	100	100	—	—	100
Derivative Financial Instruments
Interest rate swaps	6	6	—	6	—
U.S. Treasury futures	7	7	7	—	—
Rate lock commitments	31	31	—	—	31
Agency forwards	2	2	2	—	—
Liabilities
Retail deposits
Demand deposits and savings accounts	(4,565)	(4,291)	—	(4,291)	—
Certificates of deposit	(813)	(816)	—	(816)	—
Government deposits	(918)	(884)	—	(884)	—
Company controlled deposits	(773)	(770)	—	(770)	—
Federal Home Loan Bank advances	(514)	(514)	(514)	—	—
Long-term debt	(331)	(172)	—	(88)	(84)
Warrant liabilities	(6)	(6)	—	(6)	—
Litigation settlement	(82)	(82)	—	—	(82)
Derivative Financial Instruments
Interest rate swaps	(6)	(6)	—	(6)	—
U.S. Treasury futures	(1)	(1)	(1)	—	—
Forward agency and loan sales	(13)	(13)	—	(13)	—

The methods and assumptions used by the Company in estimating fair value of financial instruments which are required for disclosure only, are as follows:

Cash and cash equivalents. Due to their short-term nature, the carrying amount of cash and cash equivalents approximates fair value.

Investment securities held-to-maturity. Fair values are generated using market inputs, where possible, including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase), and other market information.

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

The following table reflects the change in fair value included in earnings of financial instruments for which the value option has been elected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Assets	(Dollars in millions)
Loans held-for-sale
Net gain on loan sales	$134	$80	$276	$269
Other noninterest income	—	—	—	(1)
Loans held-for-investment
Interest income on loans	$1	$—	$4	$—
Other noninterest income	(1)	(6)	(35)	(35)
Liabilities
Long-term debt
Other noninterest income	$3	$6	$28	$14
Litigation settlement
Other noninterest expense	$—	$(2)	2	$13

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of September 30, 2015 and December 31, 2014 for assets and liabilities for which the fair value option has been elected.

	September 30, 2015			December 31, 2014
	(Dollars in millions)
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
Assets
Nonaccrual loans
Loans held-for-investment	$19	$9	$(10)	$11	$5	$(6)
Total nonaccrual loans	$19	$9	$(10)	$11	$5	$(6)
Other performing loans
Loans held-for-sale	$2,060	$2,164	$104	$1,144	$1,196	$52
Loans held-for-investment	136	123	(13)	225	206	(19)
Total other performing loans	$2,196	$2,287	$91	$1,369	$1,402	$33
Total loans
Loans held-for-sale	$2,060	$2,164	$104	$1,144	$1,196	$52
Loans held-for-investment	155	132	(23)	236	211	(25)
Total loans	$2,215	$2,296	$81	$1,380	$1,407	$27
Liabilities
Long-term debt	$(33)	$(32)	$1	$(88)	$(84)	$4
Litigation settlement (1)	$(118)	(84)	$34	$(118)	(82)	$36

(1)	The Company is obligated to pay $118 million in installment payments upon meeting certain performance conditions.

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

The following tables present financial information by business segment for the periods indicated.

	Three Months Ended September 30, 2015
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$19	$4	$44	$6	$73
Net gain (loss) on loan sales	72	—	(4)	—	68
Representation and warranty reserve - change in estimate	(4)	10	—	—	6
Other noninterest income	17	14	12	11	54
Total net interest income and noninterest income	104	28	52	17	201
Benefit for loan losses	—	—	1	—	1
Asset resolution	—	—	—	—	—
Depreciation and amortization expense	(1)	(1)	(1)	(9)	(12)
Other noninterest expense	(47)	(37)	(38)	3	(119)
Total noninterest expense	(48)	(38)	(39)	(6)	(131)
Income (loss) before federal income taxes	56	(10)	14	11	71
Provision for federal income taxes	—	—	—	24	24
Net income (loss)	$56	$(10)	$14	$(13)	$47
Intersegment revenue	$15	$(5)	$(4)	$(6)	$—

Average balances
Loans held-for-sale	$2,179	$—	$21	$—	$2,200
Loans with government guarantees	—	547	—	—	547
Loans held-for-investment	4	—	5,348	60	5,412
Total assets	2,337	860	5,336	3,772	12,305
Deposits	—	1,487	6,773	—	8,260

	Three Months Ended September 30, 2014
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$16	$6	$38	$4	$64
Net gain on loan sales	52	—	—	—	52
Representation and warranty reserve - change in estimate	(11)	(2)	—	—	(13)
Other noninterest income	17	12	14	3	46
Total net interest income and noninterest income	74	16	52	7	149
Provision for loan losses	—	—	(8)	—	(8)
Asset resolution	—	(13)	(1)	—	(14)
Depreciation and amortization expense	—	(2)	(1)	(3)	(6)
Other noninterest expense	(59)	(56)	(41)	(3)	(159)
Total noninterest expense	(59)	(71)	(43)	(6)	(179)
Income (loss) before federal income taxes	15	(55)	1	1	(38)
Benefit for federal income taxes	—	—	—	(10)	(10)
Net income (loss)	$15	$(55)	$1	$11	$(28)
Intersegment revenue	$2	$4	$—	$(6)	$—

Average balances
Loans held-for-sale	$1,590	$—	$39	$—	$1,629
Loans with government guarantees	—	1,215	—	—	1,215
Loans held-for-investment	—	—	4,088	—	4,088
Total assets	1,747	1,358	4,005	3,143	10,253
Deposits	—	865	6,182	—	7,047

	Nine Months Ended September 30, 2015
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$54	$11	$126	$20	$211
Net gain (loss) on loan sales	255	—	(13)	—	242
Representation and warranty reserve - change in estimate	(3)	16	—	—	13
Other noninterest income (loss)	52	41	19	6	118
Total net interest income and noninterest income	358	68	132	26	584
Benefit for loan losses	—	—	18	—	18
Asset resolution	—	(12)	(1)	—	(13)
Depreciation and amortization expense	(2)	(2)	(4)	(28)	(36)
Other noninterest expense	(156)	(96)	(116)	10	(358)
Total noninterest expense	(158)	(110)	(121)	(18)	(407)
Income (loss) before federal income taxes	200	(42)	29	8	195
Provision for federal income taxes	—	—	—	70	70
Net income (loss)	$200	$(42)	$29	$(62)	$125
Intersegment revenue	$18	$1	$(9)	$(10)	$—

Average balances
Loans held-for-sale	$2,052	$—	$36	$—	$2,088
Loans with government guarantees	—	679	—	—	679
Loans held-for-investment	3	—	4,786	96	4,885
Total assets	2,194	1,004	4,753	3,712	11,663
Deposits	—	1,189	6,602	—	7,791

	Nine Months Ended September 30, 2014
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$42	$17	$111	$15	$185
Net gain (loss) on loan sales	155	—	(3)	—	152
Representation and warranty reserve - change in estimate	(10)	(6)	—	—	(16)
Other noninterest income	42	47	13	25	127
Total net interest income and noninterest income	229	58	121	40	448
Provision for loan losses	—	—	(127)	—	(127)
Asset resolution	—	(41)	(2)	—	(43)
Depreciation and amortization expense	(1)	(4)	(4)	(8)	(17)
Other noninterest expense	(159)	(92)	(119)	(9)	(379)
Total noninterest expense	(160)	(137)	(125)	(17)	(439)
Income (loss) before federal income taxes	69	(79)	(131)	23	(118)
Benefit for federal income taxes	—	—	—	(38)	(38)
Net income (loss)	$69	$(79)	$(131)	$61	$(80)
Intersegment revenue	$7	$14	$(3)	$(18)	$—

Average balances
Loans held-for-sale	$1,407	$—	$75	$—	$1,482
Loans with government guarantees	—	1,241	—	—	1,241
Loans held-for-investment	—	—	3,956	—	3,956
Total assets	1,559	1,379	3,945	2,913	9,796
Deposits	—	723	5,873	—	6,596

Note 19 – Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has voted to approve another year deferral of the effective date from January 1, 2017 to January 1, 2019, while allowing for early adoption as of January 1, 2018. Management is currently evaluating this guidance and does not expect this guidance to have a material impact on the Company’s Consolidated Financial Statements, but significant disclosures to the Notes thereto will be required.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual items (Subtopic 225-20). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The ASU is effective for the annual period beginning after December 15, 2015, though early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. Under the amended guidance all reporting entities are within the scope of Subtopic 810-10, Consolidation - Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. The ASU is effective for the annual period beginning after December 15, 2015, and all reporting periods thereafter. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other Internal-Use Software. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other licenses. If it does not include a software license, the customer should account for the arrangement as a service contract. The ASU is effective for the annual period beginning after December 15, 2015, and all reporting periods thereafter. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto.

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

In July 2015, the FASB issued ASU No 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force). Under the amendments, fully benefit-responsive investment contracts are measured, presented, and disclosed only at contract value. A plan will continue to provide disclosures that help users understand the nature and risks of fully benefit-responsive investment contracts. ASU 2015-12 is effective retrospectively for fiscal years beginning after December 15, 2015 and early adoption is permitted. This guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements, but disclosures to the Notes thereto will be updated per the requirements.

In September 2015, the FASB issued ASU No 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective retrospectively for fiscal years beginning after December 15, 2015 and early adoption is permitted. This guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements, but disclosures to the Notes thereto will be updated per the requirements.

Note 20 – Restatement of Consolidated Statements of Cash Flows

The Company reclassified the reporting of certain cash flows from operating, financing, and investing activities in the Consolidated Statements of Cash Flows for each of the quarterly periods in the year ended 2014. The primary cause of the reclassifications related to cash flows associated with our nonperforming loan sales that occurred throughout 2014, which were presented as cash flows provided by operating activities but should have been included in cash flows provided by investing activities consistent with the original balance sheet classification rather than their classification at the time of sale per ASC 230-45-12. These reclassifications have no impact on the total cash flows for the periods impacted or on the beginning or ending cash balances for any of these periods. The Company has included the comparison of the as stated and restated amounts for the period ended September 30, 2014, herein.

	Nine Months Ended September 30,
	2014
	(Unaudited)	(Unaudited)
	As Restated	As Reported
Operating Activities
Net loss	$(80)	$(80)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	127	127
Representation and warranty provision	16	16
Depreciation and amortization	18	18
Loss on fair value of mortgage servicing rights	*	36
Loss on fair value of long-term debt	*	5
Deferred income taxes	(35)	*
Net gain on loan and asset sales	(163)	(167)
Change in fair value and other non-cash changes	(150)	*
Net gain on investment securities	*	(3)
Net change in:
Proceeds from sales of loans held-for-sale ("HFS")	12,610	13,249
Origination, premium paid and repurchase of loans, net of principal repayments	(18,225)	(18,927)
Decrease in repurchase loans with government guarantees, net of claims received	*	82
Increase in accrued interest receivable	(12)	(12)
Increase in other assets, excludes purchase of other investments	(82)	(103)
Increase in payable for mortgage repurchase option	*	(17)
Net charge-offs in representation and warranty reserve	(18)	(18)
Increase in other liabilities	35	20
Net cash used in operating activities	(5,959)	(5,774)
Investing Activities
Proceeds from sale of available-for-sale securities including loans that have been securitized	6,532	*
Proceeds received from sale of investment securities available-for-sale	*	6,317
Collection of principal on investment securities available-for-sale	118	*
Repayment of investment securities available-for-sale	*	118
Purchase of investment securities available-for-sale and other	(756)	(755)
Proceeds received from the sale of held-for-investment loans ("HFI")	62	*
Origination and purchase of loans HFI, net of principal repayments	(623)	*
Net change from sales of loans held-for-investment	*	(369)
Principal repayments net of origination of loans held-for-investment	*	(150)
Proceeds from the disposition of repossessed assets	30	30
Acquisitions of premises and equipment, net of proceeds	(26)	(26)
Proceeds from the sale of mortgage servicing rights	168	155
Net cash provided by investing activities	5,505	5,320
Financing Activities
Net increase in deposit accounts	1,094	1,094
Net increase in Federal Home Loan Bank Advances	*	(838)
Proceeds from increases in Federal Home Loan Bank Advances	13,633	*
Repayment of Federal Home Loan Bank advances	(14,471)	*
Repayment of trust preferred securities and long-term debt	(19)	(19)
Net receipt of payments of loans serviced for others	39	39
Net receipt of escrow payments	4	4
Net cash provided by financing activities	280	280
Net decrease in cash and cash equivalents	(174)	(174)
Beginning cash and cash equivalents	281	281
Ending cash and cash equivalents	$107	$107
Supplemental disclosure of cash flow information
Interest paid on deposits and other borrowings	$23	$23
Income tax refund	$(1)	$—
Non-cash reclassification of loans HFI to loans HFS	$384	$384
Non-cash reclassification of mortgage loans HFS to HFI	$15	$15
Non-cash reclassification of mortgage loans HFS to AFS securities	$6,234	*
Mortgage servicing rights resulting from sale or securitization of loans	$198	$198
Loans held-for-investment transferred to repossessed assets	*	$49
* Line item caption changes. Activity has been reported under a new caption.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At September 30, 2015, based on our assets, we are the largest bank headquartered in Michigan and one of the top 10 largest savings banks in the United States. Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBC." We are considered a controlled company for NYSE purposes, because MP Thrift Investments, L.P. ("MP Thrift") held approximately 63.1 percent of our common stock as of September 30, 2015.

We primarily originate or purchase residential mortgage loans throughout the country and sell them into securitization pools, primarily to Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Government National Mortgage Association ("Ginnie Mae") (collectively, the "Agencies") or as whole loans. In addition, we originate or purchase residential first mortgage loans, consumer loans, commercial loans and warehouse loans included in held-for-investment loan portfolios. Our revenues include net interest income, income from services we provide customers, and noninterest income from sales of residential first mortgage loans to the Agencies, the servicing of loans for others and the sale of servicing rights related to mortgage loans serviced for others. The combination of our home lending, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential mortgage loan products.

The majority of our total loan originations during the nine months ended September 30, 2015 represented mortgage loans that were collateralized by residential mortgages on single-family residences and were eligible for sale to the Agencies. At September 30, 2015, we originated or purchased residential mortgage loans in all 50 states, the U.S. Virgin Islands, and the District of Columbia through relationships with approximately 517 mortgage brokers and approximately 679 correspondents. At September 30, 2015, we also operated 14 retail centers located in 10 states, which primarily originate one-to-four family residential mortgage loans as part of our Mortgage Originations segment.

We also originate or purchase mortgage loans through referrals from our branches, consumer direct call center and our website, flagstar.com. At September 30, 2015, we operated 99 branches in Michigan. Through our branches, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and businesses. We also gather deposits on a nationwide basis through our banking group, and provide deposit and cash management services to governmental units on a relationship basis. We leverage our branches and Internet banking to cross-sell products to existing customers and increase our customer base.

At September 30, 2015, we had 2,677 full-time equivalent employees inclusive of account executives and loan officers.

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

Selected Financial Ratios
(Dollars in millions, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Mortgage loans originated (1)	$7,876	$7,187	$23,578	$18,004
Mortgage loans sold and securitized	$7,318	$7,072	$21,143	$17,577
Interest rate spread	2.56%	2.79%	2.59%	2.84%
Net interest margin	2.75%	2.91%	2.76%	2.95%
Average common shares outstanding	56,436,026	56,249,300	56,419,354	56,224,850
Average fully diluted shares outstanding	57,207,503	56,249,300	57,050,789	56,224,850
Average interest earning assets	$10,693	$8,815	$10,165	$8,345
Average interest paying liabilities	$8,354	$7,034	$8,044	$6,734
Average stockholders' equity	$1,510	$1,402	$1,466	$1,410
Return (loss) on average assets	1.52%	(1.08)%	1.43%	(1.10)%
Return (loss) on average equity	12.41%	(7.88)%	11.36%	(7.66)%
Efficiency ratio	65.0%	120.0%	69.6%	98.3%
Equity-to-assets ratio (average for the period)	12.27%	13.68%	12.56%	14.39%
Charge-offs to average LHFI (2)	1.84%	1.36%	2.34%	1.17%
Charge-offs, to average LHFI adjusted (3)	0.61%	0.70%	0.43%	0.87%

	September 30, 2015	December 31, 2014	September 30, 2014
Book value per common share	$21.91	$19.64	$19.28
Number of common shares outstanding	56,436,026	56,332,307	56,261,652
Mortgage loans serviced for others	$26,306	$25,427	$26,378
Mortgage loans subserviced for others	$42,282	$46,724	$46,695
Weighted average service fee (basis points)	28.3	27.2	26.8
Capitalized value of mortgage servicing rights	1.12%	1.01%	1.08%
Mortgage servicing rights to Tier 1 capital	21.1%	21.8%	24.9%
Ratio of allowance for loan losses to LHFI (2)	3.66%	7.01%	7.60%
Ratio of nonperforming assets to total assets	0.64%	1.41%	1.39%
Equity-to-assets ratio	12.01%	13.95%	14.04%
Common equity-to-assets ratio	9.88%	11.24%	11.27%
Tier 1 leverage ratio (to adjusted total assets) (4)	11.65%	12.59%	12.50%
Common equity Tier 1 capital ratio (to risk-weighted assets) (4)	14.93%	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets) (4)	21.64%	24.12%	24.35%
Number of branches	99	107	106
Number of FTE employees	2,677	2,739	2,725

(1)	Includes residential first mortgage and second mortgage loans.

(2)	Excludes loans carried under the fair value option.

(3)
Excludes charge-offs of $16 million and $6 million related to the sale of loans during the three months ended September 30, 2015 and September 30, 2014, respectively, and $67 million and $8 million related to the sale of loans during the nine months ended September 30, 2015 and September 30, 2014, respectively.

(4)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. We reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

Summary of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Net interest income	$73	$64	$211	$185
Provision (benefit) for loan losses	(1)	8	(18)	127
Total noninterest income	128	85	373	263
Total noninterest expense	131	179	407	439
Provision (benefit) for income taxes	24	(10)	70	(38)
Preferred stock accretion	—	—	—	(1)
Net income (loss) from continuing operations	$47	$(28)	$125	$(81)
Income (loss) per share:
Basic	$0.70	$(0.61)	$1.82	$(1.79)
Diluted	$0.69	$(0.61)	$1.80	$(1.79)

Net interest income increased $26 million for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to growth in interest-earning assets.

Provision for loan losses improved by $145 million for the nine months ended September 30, 2015, compared to the same period in 2014, primarily driven by the two changes in estimates, which occurred in the first quarter 2014: the evaluation of current data related to the loss emergence period on our residential mortgage loan portfolio and the evaluation of the enhanced risk associated with payment resets relating to interest-only loans. Also impacting this variance was a release of reserves previously associated with the sale or transfer of interest-only residential first mortgage loans, non-performing loans and troubled debt restructured first mortgage loans during the nine months ended September 30, 2015.

Noninterest income increased $110 million for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to a $90 million increase in net gain on loan sales and a benefit in the representation and warranty provision.

Noninterest expense decreased $32 million for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to lower asset resolution expense resulting from a decline in levels of lower quality assets and a decrease in legal expenses as the CFPB settlement occurred in 2014. These variances were partially offset by an increase in loan processing expense due to an increase in loan originations.

Income tax provision increased $108 million for the nine months ended September 30, 2015, compared to the same period in 2014, which was primarily due to higher taxable income.

Net Interest Income

Net interest income is the amount we earn on the average balances of our interest-earning assets, less the amount we incur on the average balances of our interest-bearing liabilities. Interest income recorded on loans is reduced by the amortization of net premiums and net deferred loan origination costs.

Comparison to Prior Year Quarter

Net interest income increased $9 million to $73 million for the three months ended September 30, 2015, compared to $64 million for the three months ended September 30, 2014, primarily due to growth in interest-earning assets, partially offset by a decrease in the net interest margin.

Our net interest margin for the three months ended September 30, 2015 was 2.75 percent, compared to 2.91 percent for the three months ended September 30, 2014. The decrease was driven primarily by the impact of match-funding our long-duration asset growth, partially offset by increased interest income resulting from higher quality loans held-for-investment.

Interest income increased $16 million for the three months ended September 30, 2015 to $91 million, compared to $75 million during the three months ended September 30, 2014, primarily driven by growth in interest-earning assets. Average loans held-for-investment totaled $5.4 billion for the three months ended September 30, 2015, increasing $1.3 billion or 32.4 percent compared to the three months ended September 30, 2014. We realized growth in warehouse, HELOC loans and residential first mortgage loans. Average warehouse loans increased $385 million for the three months ended September 30, 2015 to $936 million, compared to $551 million for the three months ended September 30, 2014, primarily due to higher line utilization and new accounts. Average HELOC loans increased $292 million for the three months ended September 30, 2015 to $411 million, compared to $119 million for the three months ended September 30, 2014, resulting from the acquisitions of loan portfolios in the first and second quarter 2015. Average residential first mortgage loans increased $0.5 billion for the three months ended September 30, 2015 to $2.8 billion, compared to $2.3 billion for the three months ended September 30, 2014, primarily due to retained loan production.

Interest expense increased $7 million for the three months ended September 30, 2015 to $18 million, compared to $11 million for the three months ended September 30, 2014, primarily due to Federal Home Loan Bank advances. Average Federal Home Loan Bank advances were $1.8 billion for the three months ended September 30, 2015 an increase of $0.8 billion compared to the three months ended September 30, 2014, primarily to match-fund our long-duration asset growth. Average interest-bearing deposits were $6.3 billion during the three months ended September 30, 2015, increasing $0.5 billion or 8.4 percent, compared to the three months ended September 30, 2014, led by higher demand and savings deposits.

Comparison to Prior Year to Date

Net interest income increased $26 million to $211 million for the nine months ended September 30, 2015, compared to $185 million for the nine months ended September 30, 2014, primarily due to growth in interest-earning assets, partially offset by a decrease in the net interest margin.

Our net interest margin for the nine months ended September 30, 2015 was 2.76 percent, compared to 2.95 percent for the nine months ended September 30, 2014. The decrease was driven primarily by the impact of match-funding our long-duration asset growth.

Interest income increased $47 million for the nine months ended September 30, 2015 to $260 million, compared to $213 million during the nine months ended September 30, 2014, primarily driven by higher average loan balances and investment securities. Average loans held-for-investment totaled $4.9 billion for the nine months ended September 30, 2015, increasing $0.9 billion or 23.5 percent compared to the nine months ended September 30, 2014. We realized solid growth in warehouse, HELOC loans and commercial and industrial loans. Average warehouse loans increased $430 million for the nine months ended September 30, 2015 to $844 million, compared to $414 million for the nine months ended September 30, 2014, primarily due to higher line utilization and new accounts. Average HELOC loans increased $208 million for the nine months ended September 30, 2015 to $330 million, compared to $122 million for the nine months ended September 30, 2014, resulting from the acquisitions of loan portfolios in 2015. Average commercial and industrial loans increased $131 million for the nine months ended September 30, 2015 to $429 million, compared to $298 million for the nine months ended September 30, 2014.

Interest expense increased $21 million for the nine months ended September 30, 2015 to $49 million, compared to $28 million for the nine months ended September 30, 2014, primarily due to Federal Home Loan Bank advances and interest-bearing deposits. Average interest-bearing deposits were $6.1 billion during the nine months ended September 30, 2015, increasing $0.6 billion or 11.7 percent, compared to the nine months ended September 30, 2014. Retail deposits increased $0.5 billion, led by growth in savings deposits. Average Federal Home Loan Bank advances were $1.6 billion for the nine months ended September 30, 2015 an increase of $0.6 billion compared to the nine months ended September 30, 2014, primarily to match-fund our long-duration asset growth.

The following table presents on a consolidated basis interest income from average assets and liabilities, expressed in dollars and yields.

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$2,200	$22	3.94%	$1,629	$18	4.41%
Loans with government guarantees	547	5	3.37%	1,215	8	2.50%
Loans held-for-investment
Consumer loans (1)	3,367	30	3.67%	2,635	25	3.77%
Commercial loans (1)	2,045	20	3.80%	1,453	14	3.69%
Total loans held-for-investment	5,412	50	3.72%	4,088	39	3.74%
Investment securities	2,313	14	2.50%	1,642	10	2.64%
Interest-earning deposits	221	—	0.53%	241	—	0.25%
Total interest-earning assets	10,693	91	3.42%	8,815	75	3.39%
Other assets	1,612			1,438
Total assets	$12,305			$10,253
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$429	$—	0.14%	$421	$—	0.14%
Savings deposits	3,732	8	0.84%	3,274	5	0.66%
Money market deposits	262	—	0.33%	262	—	0.20%
Certificates of deposit	785	2	0.80%	891	2	0.75%
Total retail deposits	5,208	10	0.75%	4,848	7	0.61%
Government deposits
Demand deposits	286	—	0.39%	218	—	0.39%
Savings deposits	445	1	0.52%	378	1	0.53%
Certificates of deposit	335	—	0.40%	344	—	0.35%
Total government deposits	1,066	1	0.45%	940	1	0.43%
Total deposits	6,274	11	0.70%	5,788	8	0.58%
Federal Home Loan Bank advances	1,795	5	1.17%	998	1	0.23%
Other	285	2	2.51%	248	2	2.69%
Total interest-bearing liabilities	8,354	18	0.86%	7,034	11	0.60%
Noninterest-bearing deposits (2)	1,986			1,259
Other liabilities	455			558
Stockholders’ equity	1,510			1,402
Total liabilities and stockholders' equity	$12,305			$10,253
Net interest-earning assets	$2,339			$1,781
Net interest income		$73			$64
Interest rate spread (3)			2.56%			2.79%
Net interest margin (4)			2.75%			2.91%
Ratio of average interest-earning assets to interest-bearing liabilities			128.0%			125.3%

(1)	Consumer loans include: residential first mortgage, second mortgage, HELOC, and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and warehouse lines.

(2)	Includes company controlled deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate

Interest-Earning Assets
Loans held-for-sale	$2,088	$61	3.91%	$1,482	$47	4.26%
Loans with government guarantees	679	15	2.86%	1,241	24	2.53%
Loans held-for-investment
Consumer loans (1)	2,968	83	3.75%	2,739	79	3.86%
Commercial loans (1)	1,917	57	3.92%	1,217	35	3.74%
Loans held-for-investment	4,885	140	3.82%	3,956	114	3.82%
Investment securities	2,260	43	2.54%	1,454	28	2.60%
Interest-earning deposits	253	1	0.50%	212	—	0.26%
Total interest-earning assets	10,165	260	3.41%	8,345	213	3.40%
Other assets	1,498			1,451
Total assets	$11,663			$9,796
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$428	$—	0.14%	$422	$1	0.14%
Savings deposits	3,683	22	0.81%	3,054	13	0.58%
Money market deposits	253	1	0.28%	269	—	0.19%
Certificates of deposit	778	4	0.73%	941	5	0.74%
Total retail deposits	5,142	27	0.72%	4,686	19	0.55%
Government deposits
Demand deposits	241	1	0.39%	166	—	0.38%
Savings deposits	406	1	0.52%	298	1	0.50%
Certificates of deposit	341	1	0.36%	341	1	0.32%
Total government deposits	988	3	0.44%	805	2	0.40%
Total Deposits	6,130	30	0.67%	5,491	21	0.53%
Federal Home Loan Bank advances	1,597	13	1.05%	995	2	0.23%
Other	317	6	2.35%	248	5	2.68%
Total interest-bearing liabilities	8,044	49	0.81%	6,734	28	0.56%
Noninterest-bearing deposits (2)	1,661			1,105
Other liabilities	492			547
Stockholders’ equity	1,466			1,410
Total liabilities and stockholders' equity	$11,663			$9,796
Net interest-earning assets	$2,121			$1,611
Net interest income		$211			$185
Interest rate spread (3)			2.59%			2.84%
Net interest margin (4)			2.76%			2.95%
Ratio of average interest-earning assets to interest-bearing liabilities			126.4%			123.9%

(1)	Consumer loans include: residential first mortgage, second mortgage, HELOC, and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and warehouse lines.

(2)	Includes company controlled deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables present the dollar amount of changes in interest income and interest expense for the components of interest-earning assets and interest-bearing liabilities that are presented in the preceding table. The table below distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant). The rate/volume variances are allocated to variances due to rate.

	Three Months Ended September 30,
	2015 Versus 2014 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$(2)	$6	$4
Loans with government guarantees	1	(4)	(3)
Loans held-for-investment
Consumer loans (1)	(1)	6	5
Commercial loans (2)	1	5	6
Total loans held-for-investment	—	11	11
Investment securities	(1)	5	4
Total other interest-earning assets	$(2)	$18	$16
Interest-Bearing Liabilities
Savings deposits	$2	$1	$3
Federal Home Loan Bank advances	4	—	4
Total interest-bearing liabilities	$6	$1	$7
Change in net interest income	$(8)	$17	$9

(1)	Consumer loans include residential first mortgage, second mortgage, HELOC, and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and warehouse lending.

	Nine Months Ended September 30,
	2015 Versus 2014 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$(6)	$20	$14
Loans with government guarantees	2	(11)	(9)
Loans held-for-investment
Consumer loans (1)	(2)	6	4
Commercial loans (2)	3	19	22
Total loans held-for-investment	1	25	26
Investment securities	(1)	16	15
Interest-earning deposits and other	—	1	1
Total other interest-earning assets	$(4)	$51	$47
Interest-Bearing Liabilities
Demand deposits	$—	$(1)	$(1)
Savings deposits	7	2	9
Money market deposits	—	1	1
Certificates of deposit	—	(1)	(1)
Total retail deposits	7	1	8
Demand deposits	—	1	1
Total government deposits	—	1	1
Total deposits	7	2	9
Federal Home Loan Bank advances	10	1	11
Other	(1)	2	1
Total interest-bearing liabilities	$16	$5	$21
Change in net interest income	$(20)	$46	$26

(1)	Consumer loans include residential first mortgage, second mortgage, HELOC, and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and warehouse lending.

Provision for Loan Losses

Comparison to Prior Year Quarter

The benefit from loan losses was $1 million for the three months ended September 30, 2015, an improvement from the provision of $8 million for the three months ended September 30, 2014. During the three months ended September 30, 2015, the benefit for loan losses included a net reduction in the allowance for loan losses relating to loan transfers to held-for-sale and sales, which included a net reduction in the allowance relating to interest-only residential first mortgage loan transfers, partially offset by an increase in provision related to an increase in the average loans held-for-investment loan portfolio.

Net charge-offs for the three months ended September 30, 2015 increased to $24 million, compared to $13 million for the three months ended September 30, 2014, primarily due to the charge-off of allowance related to loans sold or transferred during the three months ended September 30, 2015. As a percentage of the average loans held-for-investment, annualized net charge-offs for the three months ended September 30, 2015 increased to 1.84 percent from 1.36 percent for the three months ended September 30, 2014. During the three months ended September 30, 2015, the annualized net charge-offs as a percentage of the average loans held-for-investment were 0.61 percent, excluding the charge-offs related to the loan sales or transfers of $16 million, compared to an annualized net charge-offs as a percentage of the average loans held-for-investment of 0.70 percent, excluding the charge-offs related to the loan sales of $6 million during the three months ended September 30, 2014.

Comparison to Prior Year to Date

The benefit for loan losses was $18 million for the nine months ended September 30, 2015, an improvement from the provision of $127 million for the nine months ended September 30, 2014, primarily driven by the two changes in estimates, which occurred in the first quarter 2014: the evaluation of current data related to the loss emergence period on our residential mortgage loan portfolio and the evaluation of the enhanced risk associated with payment resets relating to interest-only loans. Also impacting this variance was a release of reserves previously associated with the sale or transfer of interest-only residential first mortgage loans, non-performing loans and troubled debt restructured first mortgage loans during the nine months ended September 30, 2015, partially offset by an increase related to the growth in average loans held-for-investment loan portfolio.

Net charge-offs for the nine months ended September 30, 2015 totaled $82 million, compared to $33 million for the nine months ended September 30, 2014. The increase was primarily due to the charge-off of allowance relating to loans sold or transferred during the nine months ended September 30, 2015. As a percentage of the average loans held-for-investment, annualized net charge-offs for the nine months ended September 30, 2015 increased to 2.34 percent from 1.17 percent for the nine months ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, the annualized net charge-offs as a percentage of the average loans held-for-investment were 0.43 percent and 0.87 percent, respectively, excluding the charge-offs related to the loan sales or transfers of $67 million and $8 million, respectively.

See the section captioned "Allowance for Loan Losses" in this discussion for further analysis of the provision (benefit) for loan losses.

Noninterest Income

The following table sets forth the components of our noninterest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Net gain on loan sales	$68	$52	$242	$152
Loan fees and charges	17	19	53	56
Deposit fees and charges	7	6	19	16
Loan administration income	8	6	19	19
Net return on mortgage servicing asset	12	1	19	22
Net gain (loss) on sale of assets	1	5	(1)	11
Representation and warranty benefit (provision)	6	(13)	13	(16)
Other noninterest income	9	9	9	3
Total noninterest income	$128	$85	$373	$263

Comparison to Prior Year Quarter

Total noninterest income was $128 million during the three months ended September 30, 2015, which was a $43 million increase from $85 million of noninterest income during the three months ended September 30, 2014. The increase during the three months ended September 30, 2015, was primarily due to the representation and warranty benefit (provision), higher net gain on loan sales and an increase in net return on mortgage servicing asset, partially offset by a decrease in net gain on sale of assets.

Net gain on loan sales increased $16 million to $68 million during the three months ended September 30, 2015, compared to $52 million for the three months ended September 30, 2014. The increase in gain on loan sales was primarily due to higher fallout adjusted lock volume and improved gain on loan sale margins, driven by stronger market pricing. The net gain on loan sale margin increased 22 basis points to 1.05 percent during the three months ended September 30, 2015, compared to 0.83 percent for the three months ended September 30, 2014. For the three months ended September 30, 2015, the fallout-adjusted mortgage rate lock commitments increased to $6.5 billion, compared to $6.3 billion in the three months ended September 30, 2014, led by an increase in refinance activity driven by lower mortgage interest rates.

Net return on mortgage servicing asset increased $11 million to $12 million for the three months ended September 30, 2015, compared to $1 million during the three months ended September 30, 2014. The increase was primarily due to an increase in the mortgage servicing asset and a benefit from collections of contingencies held back by the purchaser relating to MSR sales in prior periods, partially offset by the net impact of market-driven changes in the position.

Net gain on sale of assets decreased $4 million to $1 million during the three months ended September 30, 2015, compared to income of $5 million for the three months ended September 30, 2014. The decrease in gain on sale of assets was primarily due to the 2014 loan sales.

Representation and warranty provision improved $19 million to a benefit of $6 million for the three months ended September 30, 2015, compared to a loss of $13 million during the three months ended September 30, 2014. The change was primarily due to the provision in the three months ended September 30, 2014 resulting from an increase in the number of claims expected on government loans for which we had previously executed indemnification agreements. The remaining improvement is primarily due to lower net charge-offs driven by sustained reductions in the volume of repurchased loans.

Comparison to Prior Year to Date

Total noninterest income was $373 million during the nine months ended September 30, 2015, which was a $110 million increase from $263 million of noninterest income during the nine months ended September 30, 2014. The increase during the nine months ended September 30, 2015, was led by higher net gain on loan sales and lower representation and warranty provision, partially offset by a decrease in net gain on sale of assets.

Net gain on loan sales increased $90 million to $242 million during the nine months ended September 30, 2015, compared to $152 million for the nine months ended September 30, 2014. The increase in gain on loan sales was primarily due to higher fallout-adjusted lock volume and improved gain on loan sale margins, driven by stronger market pricing. For the nine months ended September 30, 2015, the fallout-adjusted mortgage rate lock commitments increased to $20.5 billion, compared to $17.9 billion in the nine months ended September 30, 2014, primarily due to higher refinance activity, higher origination volumes, and improved margins.

Net return on mortgage servicing asset decreased $3 million to $19 million for the nine months ended September 30, 2015, compared to income of $22 million during the nine months ended September 30, 2014. The decrease was primarily a result of increased prepayments resulting from lower interest rates, partially offset by an increase in the mortgage servicing asset and a benefit from collections of contingencies held back by the purchaser relating to MSR sales in prior periods.

Net (loss) gain on sale of assets decreased $12 million to a loss of $1 million during the nine months ended September 30, 2015, compared to a gain of $11 million for the nine months ended September 30, 2014. The decrease in net (loss) gain on sale of assets was primarily due to loan sales in the nine months ended September 30, 2014 and the write down of land assets to be sold during the nine months ended September 30, 2015.

Representation and warranty provision improved $29 million to a benefit of $13 million for the nine months ended September 30, 2015, compared to a loss of $16 million during the nine months ended September 30, 2014. The change was primarily due to the provision in the nine months ended September 30, 2014 resulting from an increase in the number of claims expected on government loans for which we had previously executed indemnification agreements. The remaining improvement is primarily due to lower net charge-offs driven by sustained reductions in the volume of repurchased loans.

Other noninterest income increased $6 million to $9 million during the nine months ended September 30, 2015, compared to $3 million during the nine months ended September 30, 2014. The improvement was primarily due to the first quarter 2014 adjustment of $21 million to the carrying value of loans that had been repurchased which were performing at the time of repurchase, partially offset by a change in the fair value related to loans carried under the fair value option and a net gain on investment securities available-for-sale during the nine months ended September 30, 2014.

The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period.

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars in millions)
Net gain on loan sales	$68	$83	$91	$53	$52
Mortgage rate lock commitments (gross)	$8,025	$8,400	$9,035	$7,605	$7,713
Loans sold and securitized	$7,318	$7,571	$6,254	$6,831	$7,072
Mortgage rate lock commitments (fallout-adjusted) (1)	$6,495	$6,804	$7,185	$6,156	$6,304
Net margin on mortgage rate lock commitments (fallout-adjusted) (1)	1.05%	1.21%	1.27%	0.87%	0.83%

(1)	Fallout-adjusted locks are mortgage rate lock commitments (gross) which are adjusted for estimated mortgage loans in the pipeline that are not expected to close.

Noninterest Expense

The following table sets forth the components of our noninterest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Compensation and benefits	$58	$54	$178	$174
Commissions	10	10	31	26
Occupancy and equipment	20	20	60	60
Asset resolution	—	14	13	43
Federal insurance premiums	6	6	18	17
Loan processing expense	14	10	40	26
Legal and professional expense	10	15	27	40
Other noninterest expense	13	50	40	53
Total noninterest expense	$131	$179	$407	$439
Efficiency ratio	65.0%	120.0%	69.6%	98.3%

Comparison to Prior Year Quarter

Total noninterest expense was $131 million during the three months ended September 30, 2015, which was a $48 million decrease from $179 million of noninterest expense during the three months ended September 30, 2014. The decrease during the three months ended September 30, 2015, was primarily due to decreases related to the 2014 CFPB settlement and asset resolution expense, partially offset by an increase in compensation and benefits and loan processing expense.

The $4 million increase in compensation and benefits expense for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was primarily due to a higher performance-related compensation, partially offset by a decrease in health benefits expense. Our full-time equivalent employees decreased from 2,725 at September 30, 2014 to 2,677 at September 30, 2015.

Asset resolution expenses decreased $14 million during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to the positive impact from carrying lower levels of default loans, including early buyout mortgage loans.

During the three months ended September 30, 2015, loan processing expense increased $4 million to $14 million, compared to $10 million for the three months ended September 30, 2014, primarily due to higher loan originations.

During the three months ended September 30, 2015, legal and professional expenses decreased $5 million to $10 million, compared to $15 million for the three months ended September 30, 2014, primarily due to a decrease in litigation expenses and consulting fees.

During the three months ended September 30, 2015, other noninterest expense decreased $37 million to $13 million, compared to $50 million for the three months ended September 30, 2014, primarily due to the $38 million CFPB settlement and penalties that occurred in 2014.

Comparison to Prior Year to Date

Total noninterest expense was $407 million during the nine months ended September 30, 2015, which was a $32 million decrease from $439 million of noninterest expense during the nine months ended September 30, 2014. The decrease during the nine months ended September 30, 2015, was primarily due to a decrease in asset resolution expense and expenses related to the CFPB settlement, offset by increases in compensation and benefits, commissions, and loan processing expense.

Compensation and benefits was $178 million during the nine ended September 30, 2015, which was a $4 million increase from the nine months ended September 30, 2014, primarily due to an increase in performance-related compensation. Our full-time equivalent employees decreased from 2,725 at September 30, 2014 to 2,677 at September 30, 2015.

Commission expense, is a variable cost associated with loan originations. Commissions increased $5 million to $31 million during the nine months ended September 30, 2015, compared to $26 million in the nine months ended September 30, 2014, primarily due to an increase in the volume of loan originations. Loan originations increased to $23.9 billion for the nine months ended September 30, 2015 from $18.4 billion in the nine months ended September 30, 2014.

Asset resolution expenses decreased $30 million to $13 million during the nine months ended September 30, 2015, compared to $43 million in the nine months ended September 30, 2014, primarily due to the positive impact from carrying lower levels of default loans, including early buyout mortgage loans.

During the nine months ended September 30, 2015, loan processing expense increased $14 million to $40 million, compared to $26 million for the nine months ended September 30, 2014, primarily due to an increase in the volume of loan originations.

During the nine months ended September 30, 2015, legal and professional expenses decreased $13 million to $27 million, compared to $40 million for the nine months ended September 30, 2014, primarily due to a decrease in legal fees resulting from fewer litigation expenses and a reduction in consulting fees.

During the nine months ended September 30, 2015, other noninterest expense decreased $13 million to $40 million, compared to $53 million for the nine months ended September 30, 2014, primarily due to a decrease of expenses related to the CFPB settlement, lower advertising costs and regulatory-related expense, partially offset by an increase associated with our outstanding warrants due to a higher stock price.

Provision for Income Taxes

Our provision for income taxes for the three and nine months ended September 30, 2015 was $24 million and $70 million, respectively, compared to a benefit of $10 million and a benefit of $38 million during the three and nine months ended September 30, 2014, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2015 was an effective tax provision rate of 34.4 percent and 36.0 percent, respectively, compared to a benefit rate of (27.2) percent and a benefit rate of (32.3) percent for the three and nine months ended September 30, 2014, respectively. The effective rate for the three and nine months ended September 30, 2015 differs from the combined federal and state statutory tax rate due to the recognition of research and development tax credits and tax exempt income.

See Note 14 of the Notes to the Consolidated Financial Statements.

OPERATING SEGMENTS

Overview

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 18 of the Notes to Consolidated Financial Statements, herein, for a full understanding of our consolidated financial performance.

The net income (loss) by operating segment is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Mortgage Originations	$56	$15	$200	$69
Mortgage Servicing	(10)	(55)	(42)	(79)
Community Banking	14	1	29	(131)
Other	(13)	11	(62)	61
Total net income (loss)	$47	$(28)	$125	$(80)

Mortgage Originations

Our Mortgage Originations segment originates, acquires and sells one-to-four family residential mortgage loans. We sell the residential mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities with the agencies. During 2014 and continuing into 2015, we remained one of the country's leading mortgage loan originators. We utilize production channels to originate or acquire mortgage loans and each production channel originates mortgage loan products which are underwritten to the same standards. We expect to continue to leverage technology to streamline the mortgage origination process with enhance compliance and quality controls, thereby bringing service and convenience to loan officers, brokers and correspondents. We also continue to make available to our customers various Web-based tools that facilitate the mortgage loan origination process through each of our production channels. Brokers and correspondents are able to register and lock loans, check the status of inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet.

Correspondent. In a correspondent transaction, an unaffiliated bank or mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. Underwriting may be performed by the correspondent (delegated) or may be performed by us (nondelegated). After the bank or mortgage company has funded the transaction, we purchase the loan at a market price. We do not acquire loans from correspondents on a bulk basis without prior review. Instead, we perform a review of each loan, purchasing only those that were originated in accordance with our underwriting guidelines. We have active correspondent relationships with approximately 679 companies, including banks, credit unions and mortgage companies located in all 50 states.

Broker. In a broker transaction, an unaffiliated bank or mortgage brokerage company completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards, and we supply the funding for the loan at closing (also known as "table funding") thereby becoming the lender of record. Currently, we have active broker relationships with approximately 517 banks, credit unions and mortgage brokerage companies located in all 50 states.

Home Lending. In a home lending transaction, loans are originated through a network of stand-alone home loan centers, as well as referrals from our Community Banking segment and the national direct-to-consumer call center. When loans are originated on a retail basis, most aspects of the lending process are completed internally including the origination documentation (inclusive of customer disclosures) as well as the funding of the transactions. At September 30, 2015, we maintained 14 loan origination centers (including four in Michigan and ten outside of Michigan). At the same time, our centralized loan processing provides efficiencies and allows lending sales staff to focus on originations.

As of September 30, 2015, we ranked in the top 10 mortgage lenders nationwide based on our residential first mortgage loan originations. The following tables disclose residential first mortgage loan originations by channel, type and mix for each respective period.

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars in millions)
Correspondent	$5,584	$5,818	$5,026	$4,787	$5,333
Broker	1,930	2,170	1,829	1,484	1,498
Home Lending Centers	353	450	393	328	349
Total	$7,867	$8,438	$7,248	$6,599	$7,180

Purchase originations	$4,357	$3,816	$2,648	$3,543	$4,460
Refinance originations	3,510	4,622	4,600	3,056	2,720
Total	$7,867	$8,438	$7,248	$6,599	$7,180

Conventional	$4,452	$5,152	$4,616	$4,108	$4,392
Government	1,908	1,710	1,351	1,556	1,854
Jumbo	1,507	1,576	1,281	935	934
Total	$7,867	$8,438	$7,248	$6,599	$7,180

The following table sets forth the net income of the Mortgage Originations segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Net interest income	$19	$16	$54	$42
Net gain on loan sales	72	52	255	155
Loan fees and charges	16	15	47	38
Other noninterest income	(3)	(8)	2	(6)
Compensation and benefits	(18)	(17)	(53)	(55)
Commissions	(10)	(10)	(33)	(26)
Loan processing expense	(5)	(4)	(15)	(11)
Other noninterest expense	(15)	(29)	(57)	(68)
Net income	$56	$15	$200	$69
Average balances
Total loans held-for-sale	$2,179	$1,590	$2,052	$1,407
Total assets	2,337	1,747	2,194	1,559

Comparison to Prior Year Quarter

The Mortgage Originations segment net income increased $41 million to $56 million during the three months ended September 30, 2015, compared to $15 million in the three months ended September 30, 2014, primarily due to an increase in net gain on loan sales and a decrease in other noninterest expense.

Net interest income increased to $19 million for the three months ended September 30, 2015, compared to $16 million for the three months ended September 30, 2014, primarily due to higher average balances of loans held-for-sale driven by an increase in mortgage loan origination volume.

The increase in net gain on loan sales during the three months ended September 30, 2015, compared to the three months ended September 30, 2014 was primarily due to improved gain on sale margins and higher fallout-adjusted rate lock volume. Other noninterest income increased to a loss of $3 million for the three months ended September 30, 2015, compared to a loss of $8 million for the three months ended September 30, 2014. During the three months ended September 30, 2014, we had an increase in provision as a result of an increase in the number of claims expected on government loans for which we had previously executed indemnification agreements.

Other noninterest expense decreased during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to the CFPB settlement and penalties that occurred in 2014 and lower consulting expenses.

Comparison to Prior Year to Date

The Mortgage Originations segment net income increased $131 million to $200 million during the nine months ended September 30, 2015, compared to $69 million in the nine months ended September 30, 2014. This increase was primarily due to an increase in net gain on loans sales as a result of higher fallout adjusted rate lock volume and higher lock margin.

Net interest income increased to $54 million for the nine months ended September 30, 2015, compared to $42 million for the nine months ended September 30, 2014, primarily due to higher average balances of loans held-for-sale driven by an increase in loan origination volume.

The increase in net gain on loan sales during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014 was primarily due to higher fallout-adjusted lock volume and improved gain on sales margins. Loan fees and charges increased to $47 million for the nine months ended September 30, 2015, compared to $38 million for the nine months ended September 30, 2014, primarily due to higher mortgage origination volume. Other noninterest income increased $8 million during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to a 2014 adjustment to the carrying value of loans that had been repurchased which were performing at the time of repurchase.

Commission expense increased $7 million during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Loan processing expense increased $4 million during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Both commission expense and loan processing expense increased as a result of higher loan origination volume. Other noninterest expense decreased $11 million during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to the benefit relating to the DOJ liability recorded during the nine months ended September 30, 2014 resulting from the exercise of a subjective contractual provision outside of our control which changed the estimated timing of payments.

Mortgage Servicing

The Mortgage Servicing segment services and sub-services mortgage loans on a fee basis for others. The Mortgage Servicing segment services residential mortgages held-for-investment by the Community Banking segment and mortgage servicing rights held by the Other segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Net interest income	$4	$6	$11	$17
Loan administration	12	9	33	31
Representation and warranty benefit (provision)	10	(2)	16	(6)
Other noninterest income	3	3	9	16
Compensation and benefits	(4)	(3)	(12)	(10)
Asset resolution	—	(13)	(12)	(41)
Loan processing expense	(7)	(4)	(21)	(11)
Other noninterest expense	(28)	(51)	(66)	(75)
Net loss	$(10)	$(55)	$(42)	$(79)
Average balances
Total loans with government guarantees	$547	$1,215	$679	$1,241
Total assets	860	1,358	1,004	1,379

Comparison to Prior Year Quarter

The Mortgage Servicing segment reported a net loss of $10 million for the three months ended September 30, 2015, compared to a net loss of $55 million for the three months ended September 30, 2014, primarily due to decreases relating to the 2014 CFPB settlement expense and an improvement in representation and warranty benefit.

Loan administration income improved $3 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to higher income from loans serviced for others. Representation and warranty provision improved $12 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. This was primarily due to an increase in the number of claims expected on government loans for which we had previously executed indemnification agreements during the three months ended September 30, 2014. The remaining improvement is primarily due to lower net charge-offs driven by sustained reductions in the volume of repurchased loans.

Asset resolution expense decreased $13 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to the positive impact from carrying lower levels of default loans, including early buyout mortgage loans. Loan processing expense increased $3 million for the three months ended September 30, 2015 to $7 million, compared to a net loss of $4 million during the three months ended September 30, 2014, primarily attributable to higher expenses on loans subserviced for others. Other noninterest expense decreased to $28 million for the three months ended September 30, 2015, compared to $51 million for the three months ended September 30, 2014, primarily due to expenses relating to the CFPB settlement recorded in the prior year quarter.

Servicing of residential mortgage loans for third parties generates fee income and represents a significant business activity. We had a total average balance of serviced mortgage loans of $27.0 billion for the three months ended September 30, 2015 and $27.5 billion for the three months ended September 30, 2014, which generated net income from servicing of $12 million and $1 million, respectively, which increased primarily due to higher income on loans serviced for others. We had a total average balance of subserviced mortgage loans of $42.5 billion for the three months ended September 30, 2015 and $43.8 billion for the three months ended September 30, 2014, which generated net income on subservicing of $8 million and $6 million, respectively, which increased primarily from the default rate in loans subserviced for others.

Comparison to Prior Year to Date

The Mortgage Servicing segment reported a net loss of $42 million for the nine months ended September 30, 2015, compared to a net loss of $79 million for the nine months ended September 30, 2014, primarily due to a decrease in asset resolution, an increase in representation and warranty benefit and a decrease in the expenses related to the 2014 CFPB settlement, partially offset by an increase in loan processing expense.

Net interest income decreased to $11 million for the nine months ended September 30, 2015, compared to $17 million for the nine months ended September 30, 2014, primarily due to lower average balances of loans with government guarantees resulting from lower volumes of repurchases and higher volume of claims filed.

Representation and warranty provision improved $22 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to the provision in the nine months ended September 30, 2014 resulting from an increase in the number of claims expected on government loans for which we had previously executed indemnification agreements. The remaining improvement was primarily due to lower net charge-offs driven by sustained reductions in the volume of repurchased loans. Other noninterest income decreased to $9 million for the nine months ended September 30, 2015, compared to $16 million for the nine months ended September 30, 2014, primarily due to a benefit from a contract renegotiation achieved in 2014.

Asset resolution expense decreased $29 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to the positive impact from carrying lower levels of default loans, including early buyout mortgage loans, higher recoveries on modified loans with government guarantees and includes a benefit of an FHA indemnification release. Loan processing expense increased $10 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily attributable to higher expenses on loans subserviced for others. Other noninterest expense decreased to $66 million for the nine months ended September 30, 2015, compared to $75 million for the nine months ended September 30, 2014, primarily due to the 2014 CFPB settlement and the benefit relating to the DOJ liability estimate recorded in 2014.

Servicing of residential mortgage loans for third parties generates fee income and represents a significant business activity. At September 30, 2015 and December 31, 2014, we serviced portfolios of mortgage loans of $26.3 billion and $25.4 billion, respectively. We had a total average balance of serviced mortgage loans of $26.5 billion for the nine months ended September 30, 2015 and $26.8 billion for the nine months ended September 30, 2014, which generated net income from servicing of $19 million and $22 million, respectively, which increased primarily due to income from loans serviced for others.

At September 30, 2015 and December 31, 2014, we subserviced portfolios of mortgage loans of $42.3 billion and $46.7 billion, respectively. We had a total average balance of subserviced mortgage loans of $43.9 billion for the nine months ended September 30, 2015 and $42.6 billion for the nine months ended September 30, 2014, which generated net income on subservicing of $19 million and $19 million, respectively.

The following table presents the unpaid principal balance (net of write downs) of residential loans serviced and the number of accounts associated with those loans.

	September 30, 2015		December 31, 2014
	Amount	Number of accounts	Amount	Number of accounts
	(Dollars in millions)
Residential loan servicing
Serviced for own loan portfolio (1)	$5,707	29,764	$4,521	26,268
Serviced for others	26,306	118,702	25,427	117,881
Subserviced for others (2)	42,282	220,648	46,724	238,498
Total residential loans serviced (2)	$74,295	369,114	$76,672	382,647

(1)	Includes loans held-for-investment (residential first mortgage, second mortgage, and HELOC), loans held-for-sale (residential first mortgage), loans with government guarantees and repossessed assets.

(2)	Does not include temporary short-term subservicing performed as a result of sales of servicing-released mortgage servicing rights. Includes repossessed assets.

Community Banking

Our Community Banking segment consists primarily of four groups: Branch Banking, Commercial and Business Banking, Warehouse Lending and Mortgage Held-for-Investment Portfolio. The groups within the Community Banking segment originate consumer loans, commercial loans and warehouse loans; accept consumer, business, and governmental deposits; and offer investment and insurance services, liquidity management products, and capital markets services. The liquidity management products include customized treasury management solutions and international wire services. Capital market services that allow for risk mitigation are offered through interest rate derivative products. At September 30, 2015, Branch Banking included 99 branches located throughout Michigan. Commercial and Business Banking includes relationship and portfolio managers throughout Michigan's major markets. Warehouse Lending offers lines of credit to other mortgage lenders nationally, allowing those lenders to fund the closing of residential first mortgage loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Net interest income	$44	$38	$126	$111
Benefit (provision) for loan losses	1	(8)	18	(127)
Deposit fees and charges	7	6	19	16
Other noninterest income (loss)	1	8	(13)	(6)
Compensation and benefits	(12)	(13)	(36)	(43)
Federal insurance premiums	(4)	(4)	(12)	(12)
Other noninterest expense	(23)	(26)	(73)	(70)
Net income (loss)	$14	$1	$29	$(131)
Average balances
Total loans held-for-investment	$5,348	$4,088	$4,786	$3,956
Total assets	5,336	4,005	4,753	3,945
Total deposits	6,773	6,182	6,602	5,873

Comparison to Prior Year Quarter

During the three months ended September 30, 2015, the Community Banking segment reported net income of $14 million, compared to a net income of $1 million for the three months ended September 30, 2014, primarily due to an improvement in the provision for loan losses and an increase in net interest income, partially offset by a decrease in other noninterest income.

Net interest income increased $6 million during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to growth in average loans held-for-investment, partially offset by a decrease in the net interest margin.

The provision for loan losses improved to a benefit of $1 million during the three months ended September 30, 2015, compared to a provision of $8 million for the three months ended September 30, 2014, primarily driven by the two changes in estimates, which occurred in the first quarter 2014: the evaluation of current data related to the loss emergence period on our residential mortgage loan portfolio and the evaluation of the enhanced risk associated with payment resets relating to interest-only loans. Also impacting this variance was a release of reserves previously associated with the transfer of interest-only residential first mortgage loans during the three months ended September 30, 2015, partially offset by an increase related to the growth in average loans held-for-investment loan portfolio.

All other noninterest income accounts decreased $6 million during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to loan origination costs related to an increase in mortgage originations resulting from an increase in loans held-for-investment as we continue to grow our balance sheet.

Comparison to Prior Year to Date

During the nine months ended September 30, 2015, the Community Banking segment reported net income of $29 million, compared to a loss of $131 million for the nine months ended September 30, 2014, primarily due to an improvement in provision for loan losses and an increase in net interest income.

Net interest income increased $15 million during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to higher average loans held-for-investment balances.

The provision for loan losses improved to a benefit of $18 million during the nine months ended September 30, 2015, compared to a provision of $127 million during the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the benefit for loan losses included a net reduction in the allowance for loan losses relating to several loan sales and transfers, including a net reduction in the allowance relating to interest-only residential first mortgage loans, partially offset by an increase related to the growth in average loans held-for-investment loan portfolio. The provision for the nine months ended September 30, 2014 was primarily driven by two changes in estimates: the evaluation of current data related to the loss emergence period and the evaluation of the enhanced risk associated with payment resets relating to the interest-only loans.

Deposit fees and charges increased $3 million during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to higher debit card revenue. All other noninterest income accounts decreased $7 million during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to fair value adjustments on loans held-for-investment, purchased commitments and loan costs related to an increase in loan originations.

Compensation and benefits was $36 million during the nine ended September 30, 2015, which was a $7 million decrease from the nine months ended September 30, 2014, primarily due to a decrease in our full-time equivalent employees.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Net interest income	$6	$4	$20	$15
Loan administration (expense) income	(3)	(2)	(11)	(8)
Net return on mortgage servicing asset	13	1	19	22
Other noninterest (loss) income	1	4	(2)	11
Noninterest expense	(6)	(6)	(18)	(17)
Income before taxes	11	1	8	23
Provision (benefit) for income taxes	24	(10)	70	(38)
Net (loss) income	$(13)	$11	$(62)	$61
Average balances
Total investment securities	$2,358	$1,465	$2,296	$1,272
Total assets	3,772	3,143	3,712	2,913

Net interest income includes interest on the investment securities portfolios, debt, and the net impact of derivatives used to manage interest rate sensitivity. Noninterest income includes servicing fees from MSRs net of a loan administration fee to the Mortgage Servicing segment to service the loan and the impact of hedging (see Note 11 of the Notes to the Consolidated Financial Statements, herein, for additional information regarding MSRs), gains or losses on the sale of MSRs, trading asset gains or losses and other treasury related items. Noninterest income also includes insurance income and miscellaneous fee income not allocated to other operating segments. Noninterest expense includes treasury operating expenses, certain corporate administrative and other miscellaneous expenses not allocated to other operating segments. The provision for income taxes is not allocated to the operating segments.

Comparison to Prior Year Quarter

For the three months ended September 30, 2015, the Other segment net income decreased by $23 million, compared to the three months ended September 30, 2014. The decrease was primarily due to an increase provision for income taxes, partially offset by an increase in net return on mortgage servicing asset.

Net interest income increased by $2 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to growth in investment securities portfolios, partially offset by higher Federal Home Loan Bank advances as we lengthened the duration of liabilities in 2015.

Net return on mortgage servicing asset increased $12 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to reduced transaction costs, higher service fee income and the three months ended September 30, 2015 benefited from collections of contingencies held back by the purchaser relating to MSA sales in prior periods. These benefits were partially offset in the current quarter by the net impact of market-driven changes in the position.

Provision for income taxes increased $34 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to primarily due to higher taxable income.

We had MSR bulk sales of $6.7 billion of loans serviced for others during the three months ended September 30, 2015. We incurred $3 million of net transaction costs on the sale of our MSRs during the three months ended September 30, 2015, which is included in net return on mortgage servicing asset on the Consolidated Statements of Operations.

Comparison to Prior Year to Date

For the nine months ended September 30, 2015, the Other segment net income decreased by $123 million, compared to the nine months ended September 30, 2014, primarily due to an increase in the provision for income taxes and a decrease in other noninterest income.

Net interest income increased by $5 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to a higher average investment securities portfolios, partially offset by a higher average balance in Federal Home Loan Bank advances as we lengthened the duration of liabilities in 2015.

Loan administration income decreased by $3 million during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to charges attributable to higher prepayments in the mortgage servicing portfolio. Net return on mortgage servicing asset decreased $3 million during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, resulting from higher prepayment speeds related to elevated mortgage refinance volumes and a net hedge loss related to an increase in market implied volatility. Other noninterest income decreased $13 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to the change in estimate of the fair value loans.

Provision for income taxes increased $108 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to higher taxable income.

We had MSR bulk sales of $13.9 billion of loans serviced for others during the nine months ended September 30, 2015. We incurred a loss of $5 million of net transaction costs on the sale of our MSRs during the nine months ended September 30, 2015, which is included in net return on mortgage servicing asset on the Consolidated Statements of Operations.

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

Loans held-for-investment

Loans held-for-investment increased from $4.4 billion at December 31, 2014, to $5.5 billion at September 30, 2015, primarily due to increases in warehouse, residential first mortgage and HELOC loans. Warehouse loans increased $242 million, primarily led by higher line utilization and new accounts. Further, this was due to an increase in residential first mortgage loans as we retained certain residential first mortgage loan production on the balance sheet and to an increase in HELOC loans primarily due to purchases of HELOC loans during 2015.

Loans held-for-investment include $132 million and $211 million of loans accounted for under the fair value option at September 30, 2015 and December 31, 2014, respectively.

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

At September 30, 2015, the largest geographic concentrations of our residential first mortgage loans in our held-for-investment portfolio were in California, Florida, and Michigan, which represented 59.5 percent of such loans outstanding.

The following table identifies our held-for-investment residential mortgages by major category, at September 30, 2015 and December 31, 2014.

	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
September 30, 2015	(Dollars in millions)
Residential first mortgage loans
Amortizing	$2,608	3.55%	751	749	303	68.0%	63.6%
Interest-only (4)	97	3.49%	743	732	291	66.4%	64.2%
Other (5)	1	8.59%	610	669	258	77.8%	80.0%
Total residential first mortgage loans	$2,706	3.55%	750	748	302	67.9%	63.6%

December 31, 2014
Residential first mortgage loans
Amortizing	$1,540	3.79%	714	715	292	75.7%	70.6%
Interest-only (4)	628	3.63%	727	738	263	74.0%	80.1%
Other (5)	34	3.19%	714	715	282	69.9%	87.4%
Total residential first mortgage loans	$2,202	3.73%	718	721	283	75.2%	73.6%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the nine months ended September 30, 2015.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2015.

(4)	Includes only those loans that are currently in the interest-only phase of repayment. Loans originated as interest-only that are now amortizing are included in amortizing loans.

(5)	Primarily Option ARMs.

The following table identifies our residential first mortgage loans held-for-investment by major category, at September 30, 2015.

September 30, 2015	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
	(Dollars in millions)
Residential first mortgage loans
Amortizing
3/1 ARM	$65	3.55%	704	703	228	75.6%	58.3%
5/1 ARM	833	3.11%	755	755	320	64.5%	58.7%
7/1 ARM	733	3.35%	767	768	353	66.2%	63.4%
Other ARM	34	3.47%	708	710	245	73.6%	58.6%
Fixed mortgage loans	943	4.09%	739	733	256	71.8%	68.6%
Total amortizing	2,608	3.55%	751	749	303	68.0%	63.6%
Interest-only
3/1 ARM	11	3.32%	715	692	243	73.5%	76.3%
5/1 ARM	35	3.24%	730	703	253	73.6%	78.2%
7/1 ARM	1	2.70%	686	759	255	56.0%	56.9%
Other ARM	42	3.17%	769	773	343	57.6%	46.1%
Other interest-only	8	6.49%	717	709	272	71.6%	79.0%
Total interest-only (4)	97	3.49%	743	732	291	66.4%	64.2%
Other (5)	1	8.59%	610	669	258	77.8%	80.0%
Total residential first mortgage loans	$2,706	3.55%	750	748	302	67.9%	63.6%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the nine months ended September 30, 2015.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2015.

(4)	Includes only those loans that are currently in the interest-only phase of repayment. Loans originated as interest-only that are now amortizing are included in amortizing loans.

(5)	Primarily Option ARMs.

Adjustable-rate mortgage loans. Adjustable rate mortgage ("ARM") loans held-for-investment were originated using Fannie Mae and Freddie Mac guidelines as a base framework, and the debt-to-income ratio guidelines and documentation typically followed the automated underwriting system guidelines. Our underwriting guidelines were designed with the intent to minimize layered risk. The maximum ratios allowable for purposes of both the LTV ratio and the combined loan-to-value ("CLTV") ratio, which includes second mortgages on the same collateral, was 95 percent, but subordinate (or second mortgage) financing was not allowed over a 95 percent LTV ratio. At a 95 percent LTV ratio with private mortgage insurance, the minimum acceptable FICO score, or the "floor," was 620, and at lower LTV ratio levels, the FICO floor was also 620.

Set forth below as of September 30, 2015, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period and nonperforming loans do not reset while in the nonperforming status. Accordingly, the table below may include the same loans in more than one period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in millions)
2015 (1)	N/A	N/A	N/A	$134
2016	$143	$151	$154	146
2017	147	155	156	148
Later years (2)	345	591	882	703

(1)	Reflect loans that have reset through September 30, 2015.

(2)	Later years reflect one reset period per loan.

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

Home Equity Line of Credit loans. Current HELOC guidelines and pricing parameters have been established to attract higher credit quality loans with long-term profitability. The minimum FICO is 680, maximum CLTV up to 89 percent, and the maximum debt-to-income ratio is 43 percent. HELOCs are adjustable-rate, interest-only home equity line of credit loans generally with a 10-year, interest-only draw period followed by a 20-year amortizing period.

We also offer HELOC loans for a term period of five to 15 years to repay. The minimum FICO is 680, maximum CLTV up to 89 percent, and the maximum debt-to-income ratio is 43 percent.

Set forth below is a table describing the characteristics of the interest-only mortgage loans in our held-for-investment portfolio at September 30, 2015, by year of origination.

Year of Origination	2005 and Prior	2006	2007	2008 to 2012	Post 2013	Total / Weighted Average
	(Dollars in millions)
Unpaid principal balance (1)	$36	$5	$17	$1	$38	$97
Average current note rate	3.40%	3.42%	4.48%	3.00%	3.15%	3.49%
Average original FICO score	728	701	726	688	770	743
Average current FICO score (2)	698	698	718	642	776	732
Average original LTV ratio	74.6%	64.3%	71.9%	64.9%	56.9%	66.4%
Housing Price Index LTV, as recalculated (3)	77.3%	64.2%	82.1%	62.4%	44.5%	64.2%
Underwritten with low or stated income documentation	39.0%	49.0%	67.0%	—%	—%	28.0%

(1)	Unpaid principal balance (net of write downs) does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the nine months ended September 30, 2015.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2015.

We sold or transferred approximately $600 million of interest-only mortgage loans from our held-for-investment portfolio during the nine months ended September 30, 2015 as part of a concerted effort to de-risk our balance sheet and reduce the costs associated with nonperforming and higher risk assets.

Set forth below is a table describing the amortization date and payment shock of interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at September 30, 2015.

	2015	2016	2017	2018	Thereafter	Total / Weighted Average
Unpaid principal balance (millions) (1)	$35	$4	$18	$—	$40	$97
Weighted average rate	3.39%	3.90%	4.28%	7.00%	3.15%	1.22%
Average original monthly payment per loan (dollars)	$1,375	$1,423	$2,554	$2,426	$298	$612
Average current monthly payment per loan, primarily interest-only (dollars)	$749	$959	$1,778	$2,426	$163	$358
Average amortizing payment per loan, principal plus interest (dollars)	$1,517	$1,643	$2,892	$2,086	$369	$710
Loan count	133	15	39	1	608	796
Payment shock (dollars) (2)	$819	$807	$1,218	$—	$199	$573
Payment shock (percent)	109.0%	84.0%	69.0%	—%	122.0%	160.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Represents difference between current payment and new payment.

Commercial loans held-for-investment. During the nine months ended September 30, 2015, we have continued to grow our commercial loan portfolio. Our Commercial and Business Banking group includes relationships with relationship managers throughout Michigan's major markets. Our commercial loans held-for-investment totaled $2.2 billion at September 30, 2015 and $1.8 billion at December 31, 2014. The portfolio consists of three loan types: commercial real estate, commercial and industrial, and warehouse loans, each of which is discussed in more detail below.

The following table identifies the commercial loans held-for-investment portfolio by loan type and selected criteria at September 30, 2015 and December 31, 2014.

Commercial Loans Held-for-Investment
	September 30, 2015		December 31, 2014
	Balance	Average Note Rate	Balance	Average Note Rate
	(Dollars in millions)
Commercial real estate loans:
Fixed rate	$55	5.0%	$81	5.1%
Adjustable rate	655	2.8%	542	2.9%
Total commercial real estate loans	710		623
Net deferred fees and other	(3)		(3)
Total commercial real estate loans, net	$707		$620
Commercial and industrial loans:
Fixed rate	$30	3.9%	$28	4.3%
Adjustable rate	467	3.8%	408	3.4%
Total commercial and industrial loans	497		436
Net deferred fees and other	(4)		(7)
Total commercial and industrial loans, net	$493		$429
Warehouse loans:
Adjustable rate	$1,038	3.3%	$789	3.8%
Net deferred fees and other	(27)		(20)
Total warehouse loans, net	$1,011		$769
Total commercial loans:
Fixed rate	$85	4.6%	$109	4.8%
Adjustable rate	2,160	3.3%	1,739	3.3%
Total commercial loans	2,245		1,848
Net deferred fees and other	(34)		(30)
Total commercial loans, net	$2,211		$1,818

Commercial real estate loans. Our commercial real estate held-for-investment loan portfolio is comprised of loans that are collateralized by real estate properties intended to be income-producing in the normal course of business.

The following table discloses our total unpaid principal balance (net of write downs) of commercial real estate held-for-investment loans by geographic concentration and collateral type at September 30, 2015.

	State
Collateral Type	Michigan	California	Other	Total (1)
	(Dollars in millions)
Office	$156	$8	$—	$164
Retail	93	9	30	132
Apartments	88	—	8	96
Industrial	66	10	6	82
Shopping center	35	—	—	35
Senior living facility	31	—	—	31
Other	158	1	11	170
Total	$627	$28	$55	$710
Percent	88.3%	3.9%	7.8%	100.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

Commercial and industrial loans. Commercial and industrial held-for-investment loan facilities typically include lines of credit and term loans to small or middle market businesses for use in normal business operations to finance working capital needs, equipment purchases, and expansion projects.

Warehouse lending. We also offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or draw-down on the line is collateralized by the residential first mortgage loans being funded. Underlying mortgage loans are predominately originated using agencies' underwriting standards. We believe we are increasing market share in warehouse, as our operating model has fundamentally changed. Where once we were the primary purchaser of loans funded by our warehouse lending, now, loans purchased by other investors represent the majority of our fundings. These lines of credit are, in most cases, personally guaranteed by one or more principal officers of the borrower. The aggregate committed amount of adjustable rate warehouse lines of credit granted to other mortgage lenders at September 30, 2015 was $2.1 billion, of which $1.0 billion was outstanding, compared to $1.6 billion committed at December 31, 2014, of which $0.8 billion was outstanding.

Credit Quality

Management considers a number of qualitative and quantitative factors in assessing the level of its allowance for loan losses. See the section captioned "Allowance for Loan Losses" in this discussion. As illustrated in the following tables, trends in certain credit quality characteristics such as nonperforming loans and past due statistics have recently stabilized or even begun to show signs of improvement. This is predominantly a result of the nonperforming and TDR loan sales, as well as run off of the legacy portfolios and the addition of new loans with strong credit characteristics to the held-for-investment portfolio.

The following table sets forth certain information about our nonperforming assets as of the end of each of the last five quarters.

NONPERFORMING LOANS AND ASSETS

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars in millions)
Nonperforming loans held-for-investment	$37	$41	$55	$74	$72
Nonperforming TDRs	6	11	18	29	18
Nonperforming TDRs at inception but performing for less than six months	20	13	10	17	17
Total nonperforming loans held-for-investment (1)	63	65	83	120	107
Real estate and other nonperforming assets, net	17	18	17	19	27
Nonperforming assets held-for-investment, net	$80	$83	$100	$139	$134
Ratio of nonperforming assets to total assets	0.64%	0.69%	0.87%	1.41%	1.39%
Ratio of nonperforming loans held-for-investment to loans held-for-investment	1.15%	1.22%	1.81%	2.71%	2.56%
Ratio of allowance for loan losses to loans held-for-investment (2)	3.66%	4.31%	5.69%	7.01%	7.60%
Ratio of net charge-offs to average loans held-for-investment (annualized) (2)	1.84%	1.49%	3.97%	0.91%	1.36%
Ratio of nonperforming assets to loans held-for-investment and repossessed assets	1.45%	1.55%	2.15%	3.12%	3.18%

(1)
Does not include nonperforming loans held-for-sale of $14 million, $14 million, $19 million, $15 million and $15 million at September 30, 2015, June 30, 2015, December 31, 2014 and September 30, 2014, respectively.

(2)	Excludes loans carried under the fair value option.

Past due loans held-for-investment

For all classes within the consumer and commercial loan portfolio, loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due (or nonperforming), or earlier when we become aware of information indicating that collection of principal and interest is in doubt. When a loan is placed on nonaccrual status, the accrued interest income is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. At September 30, 2015, we had $84 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $63 million of loans were nonperforming held-for-investment. At December 31, 2014, we had $164 million of loans held-for-investment that were determined to be past due loans. Of those past due loans, $120 million of loans were nonperforming. The decrease from December 31, 2014 to September 30, 2015 was primarily due to the sale of nonperforming residential first mortgage loans.

Consumer loans. As of September 30, 2015, nonperforming consumer loans decreased from December 31, 2014, primarily due to the sale of nonperforming residential first mortgage loans. Net charge-offs in consumer loans totaled $21 million and $81 million for the three and nine months ended September 30, 2015, respectively, compared to $13 million and $34 million for the three and nine months ended September 30, 2014, respectively. The increase was primarily due to charge-offs related to the sale of nonperforming residential first mortgage loans.

The following table sets forth information regarding past due loans at the dates listed.

Days Past Due	September 30, 2015	December 31, 2014
	(Dollars in millions)
30 – 59 days
Consumer loans
Residential first mortgage	$8	$29
Second mortgage	1	1
HELOC	4	4
Total 30-59 days past due	13	34
60 – 89 days
Consumer loans
Residential first mortgage	5	8
Second mortgage	—	1
HELOC	3	1
Total 60-89 days past due	8	10
90 days or greater
Consumer loans
Residential first mortgage	51	115
Second mortgage	1	2
HELOC	7	3
Other	1	—
Commercial loans
Commercial and industrial	3	—
Total 90 days or greater past due (1) (2)	63	120
Total past due loans	$84	$164

(1)	Includes loans carried under the fair value option of $9 million and $5 million at September 30, 2015 and December 31, 2014, respectively.

(2)	Includes performing nonaccrual loans that are less than 90 days delinquent and for which interest can not be accrued.

The $79 million decrease in total past due loans at September 30, 2015, compared to December 31, 2014 was primarily driven by the sale of $411 million unpaid principal balance of lower performing loans during the nine months ended September 30, 2015. The 30 to 59 days past due loans decreased to $13 million at September 30, 2015, compared to $34 million at December 31, 2014, primarily driven by improved asset quality, the sale of nonperforming loans and growth in higher quality residential mortgage loans.

The following table sets forth information regarding nonperforming loans (i.e., greater than 90 days past due loans) as to which we have ceased accruing interest.

	September 30, 2015
	Loans Held-for-Investment	Nonaccrual Loans	As a % of Loan Specified Portfolio	As a % of Nonaccrual Loans
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,726	$51	1.9%	80.9%
Second mortgage	140	1	0.7%	1.6%
HELOC	405	7	1.7%	11.1%
Other consumer	32	1	3.1%	1.6%
Total consumer loans	3,303	60	1.8%	95.2%
Commercial loans
Commercial real estate	707	—	—%	—%
Commercial and industrial	493	3	0.6%	4.8%
Warehouse lending	1,011	—	—%	—%
Total commercial loans	2,211	3	0.1%	4.8%
Total loans (1)	$5,514	$63	1.1%	100.0%
Less allowance for loan losses	(197)
Total loans held-for-investment, net	$5,317

(1)	Includes $9 million of nonaccrual loans carried under the fair value option at September 30, 2015.

Troubled debt restructurings (held-for-investment)

Troubled debt restructurings ("TDRs") are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted. The decrease in our total TDR loans at September 30, 2015, compared to December 31, 2014 was primarily due to TDR loan sales. Nonperforming TDRs were 41.6 percent and 37.9 percent of total nonperforming loans at September 30, 2015 and December 31, 2014, respectively.

Nonperforming TDRs are included in nonaccrual loans and performing TDRs are excluded from nonaccrual loans because it is reasonably assured that all contractual principal and interest due under the restructured terms will be collected. Within consumer nonperforming loans, residential first mortgage TDRs were 39.7 percent of residential first mortgage nonperforming loans at September 30, 2015, compared to 37.5 percent at December 31, 2014. The level of modifications that was determined to be TDRs in these portfolios is expected to result in elevated nonperforming loan levels for longer periods because nonperforming TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms or ultimate resolution occurs. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments.

	TDRs Held-for-Investment
	Performing	Nonperforming	Total
	(Dollars in millions)
September 30, 2015
Consumer loans (1)	$97	$26	$123
Commercial loans (2)	—	—	—
Total TDRs	$97	$26	$123
December 31, 2014
Consumer loans (1)	$361	$46	$407
Commercial loans (2)	1	—	1
Total TDRs	$362	$46	$408

(1)
Consumer loans include: residential first mortgage, second mortgage, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $16 million and $81 million at September 30, 2015 and December 31, 2014, respectively.

(2)	Commercial loans include: commercial real estate, commercial and industrial and warehouse loans.

The $285 million decrease in TDRs loans at September 30, 2015, compared to December 31, 2014 was primarily due to the sale of TDR loans during the nine months ended September 30, 2015.

The following table sets forth the activity during each of the periods presented with respect to performing TDRs and nonperforming TDRs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Performing	(Dollars in millions)
Beginning balance	$108	$372	$362	$383
Additions	16	10	67	28
Transfer to nonperforming TDR	(7)	(5)	(12)	(20)
Transfer from nonperforming TDR	1	1	1	5
Principal repayments	(1)	(2)	(3)	(5)
Reductions (1)	(20)	(10)	(318)	(25)
Ending balance	$97	$366	$97	$366
Nonperforming
Beginning balance	$24	$34	$46	$47
Additions	3	4	13	11
Transfer from performing TDR	7	5	12	20
Transfer to performing TDR	(1)	(1)	(1)	(5)
Reductions (1)	(7)	(7)	(44)	(38)
Ending balance	$26	$35	$26	$35

(1)	Includes loans paid in full or otherwise settled, sold or charged-off.

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

The allowance for loan losses decreased to $197 million at September 30, 2015 from $297 million at December 31, 2014. The decrease from December 31, 2014 was primarily attributable to the reduction of reserves relating to the residential first mortgage loans which were sold or transferred, partially offset by growth in the average loan held-for-investment loan portfolio.
The allowance for loan losses as a percentage of loans held-for-investment decreased to 3.66 percent as of September 30, 2015 from 7.01 percent as of December 31, 2014, primarily as a result of the sale or transfer of interest-only residential first mortgage loans, nonperforming loans and troubled debt restructured first mortgage loans and the continued growth of higher quality assets, such as our warehouse loans where credit risks are low. At September 30, 2015, we had a 5.2 percent allowance coverage of our consumer loan portfolio, consistent with the decrease in consumer past due loans and fewer lower quality assets. The commercial loan allowance for loan losses coverage ratio was 1.4 percent at September 30, 2015, reflecting the strong credit quality of this portfolio and growth in warehouse loans during the nine month ended September 30, 2015.

The allowance for loan losses is considered adequate based upon management's assessment of relevant factors, including the types and amounts of nonperforming loans, historical and current loss experience, and the current economic environment.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.

	September 30, 2015
	Loans Held-for-Investment	Percent of Portfolio	Allowance Amount	Percentage to Total Allowance
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,719	50.5%	$129	65.5%
Second mortgage	95	1.8%	13	6.6%
HELOC	325	6.0%	23	11.7%
Other	32	0.6%	1	0.5%
Total consumer loans	3,171	58.9%	166	84.3%
Commercial loans
Commercial real estate	707	13.1%	13	6.6%
Commercial and industrial	493	9.2%	14	7.1%
Warehouse lending	1,011	18.8%	4	2.0%
Total commercial loans	2,211	41.1%	31	15.7%
Total consumer and commercial loans (1)	$5,382	100.0%	$197	100.0%
(1)     Excludes loans carried under the fair value option.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Beginning balance	$222	$306	$297	$207
Provision for loan losses	(1)	8	(18)	127
Charge-offs
Consumer loans
Residential first mortgage (1)	(21)	(12)	(80)	(29)
Second mortgage	(1)	(1)	(2)	(3)
HELOC	(1)	(1)	(2)	(5)
Other consumer	(1)	(1)	(3)	(2)
Total consumer loans	(24)	(15)	(87)	(39)
Commercial loans
Commercial real estate	—	—	—	(2)
Commercial and industrial	(3)	—	(3)	—
Total commercial loans	(3)	—	(3)	(2)
Total charge offs	(27)	(15)	(90)	(41)
Recoveries
Consumer loans
Residential first mortgage	1	1	3	3
Second mortgage	1	—	1	—
Other consumer	1	1	2	2
Total consumer loans	3	2	6	5
Commercial loans
Commercial real estate	—	—	2	3
Total recoveries	3	2	8	8
Charge-offs, net of recoveries	(24)	(13)	(82)	(33)
Ending balance	$197	$301	$197	$301
Net charge-off ratio (1)	1.84%	1.36%	2.34%	1.17%
Net charge-off ratio, adjusted (1) (2)	0.61%	0.70%	0.43%	0.87%

(1)	Excludes loans carried under the fair value option.

(2)
Excludes charge-offs of $16 million and $6 million related to the sale or transfer of loans during the three months ended September 30, 2015 and September 30, 2014, respectively, and $67 million and $8 million related to the sale or transfer of loans during the nine months ended September 30, 2015 and September 30, 2014, respectively.

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

Our principal uses of funds include loan originations and operating expenses. At September 30, 2015, we had outstanding interest-rate lock commitments to lend $4.3 billion in mortgage loans, compared to $2.2 billion at December 31, 2014. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commitments totaled $6.3 billion at September 30, 2015 and $3.5 billion at December 31, 2014.

Our cash flows relate primarily to cash outflows to originate loans held-for-investment and held-for-sale, cash inflows when those loans held-for-sale are sold, cash flows related to our servicing business, interest income, interest expense, and operating expenses.

Our Consolidated Statements of Cash Flows shows cash used in operating activities of $7.1 billion and $6.0 billion for the nine months ended September 30, 2015 and 2014, respectively. This primarily reflects the mortgage operations and is a reflection of the manner in which we execute certain loan sales for which the cash outflow is included in operating activities and the corresponding cash inflow is included in the investing section.

As governed and defined by our internal liquidity policy, we maintain excess liquid assets and unused collateralized borrowing capacity at sufficient levels to cover unexpected liquidity needs. Each business day, we forecast 90 days of daily cash needs. This allows us to determine our projected near term daily cash fluctuations and also to plan and adjust, if necessary, future activities. As a result, in an adverse environment, we would be able to make adjustments to operations as required to meet the liquidity needs of our business, including adjusting deposit rates to increase deposits, planning for additional Federal Home Loan Bank borrowings, accelerating sales of loans held-for-sale (agencies and/or private), selling loans held-for-investment or securities, borrowing through the use of repurchase agreements, reducing originations, making changes to warehouse funding facilities, or borrowing from the discount window.

Deposits

Our deposits consist of three primary categories: retail deposits, government deposits, and company controlled deposits. Total deposits increased $1.1 billion, or 15.1 percent at September 30, 2015, compared to December 31, 2014.

We have continued to focus on increasing our core deposit accounts such as branch and commercial demand deposits, savings and money market accounts. These core deposits provide a lower cost funding source to the Bank. During the nine months ended September 30, 2015 our core deposits increased $286 million, due primarily to our promotional campaign to increase our retail savings accounts.

We call on local governmental agencies and other public units as an additional funding source. These deposit accounts include $372 million of certificates of deposit with maturities typically less than one year and $835 million in checking and savings accounts at September 30, 2015.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not bear interest, but these deposits require us to reimburse the owner for the spread on these funds. This cost is a component of net loan administration income. During the nine months ended September 30, 2015 these deposits increased $493 million.

We participate in the Certificates of Deposit Account Registry Service ("CDARS") program, through which certain customer certificates of deposit ("CDs") are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50 million. At September 30, 2015, we had $314 million of total CDs enrolled in the CDARS program.

The composition of our deposits was as follows:

	September 30, 2015			December 31, 2014
	(Dollars in millions)
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
Retail deposits
Branch retail deposits
Demand deposit accounts	$746	0.07%	9.2%	$726	0.08%	10.3%
Savings accounts	3,671	0.84%	45.1%	3,428	0.72%	48.5%
Money market demand accounts	176	0.15%	2.2%	209	0.15%	3.0%
Certificates of deposit/CDARS (1)	799	0.82%	9.8%	807	0.65%	11.4%
Total branch retail deposits	5,392	0.71%	66.3%	5,170	0.60%	73.1%
Commercial retail deposits
Demand deposit accounts	$149	0.38%	1.8%	$133	0.01%	1.9%
Savings accounts	32	0.56%	0.4%	27	0.35%	0.4%
Money market demand accounts	75	0.76%	0.9%	43	0.60%	0.6%
Certificates of deposit/CDARS (1)	14	1.03%	0.2%	5	0.29%	0.1%
Total commercial retail deposits	270	0.54%	3.3%	208	0.18%	3.0%
Total retail deposits subtotal	$5,662	0.73%	69.6%	$5,378	0.59%	76.1%
Government deposits
Demand deposit accounts	$367	0.39%	4.5%	$246	0.38%	3.5%
Savings accounts	468	0.52%	5.8%	317	0.52%	4.5%
Certificates of deposit/CDARS (1)	372	0.54%	4.6%	355	0.43%	5.0%
Total government deposits (2)	1,207	0.49%	14.8%	918	0.45%	13.0%
Company controlled deposits (3)	1,267	—%	15.6%	773	—%	10.9%
Total deposits (4)	$8,136	0.58%	100.0%	$7,069	0.50%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $0.8 billion at both September 30, 2015 and December 31, 2014, respectively.

(2)	Government deposits include funds from municipalities and schools.

(3)
These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced, or subserviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $3.3 billion and $2.6 billion at September 30, 2015 and December 31, 2014, respectively.

Borrowings

The Federal Home Loan Bank provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the Federal Home Loan Bank using approved loan types as collateral. At September 30, 2015, we had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and we may access that line to the extent that collateral is provided. At September 30, 2015, we had $2.0 billion of advances outstanding and an additional $1.6 billion of collateralized borrowing capacity available at Federal Home Loan Bank.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At September 30, 2015, we had pledged commercial and industrial loans amounting to $72 million with a lendable value of $40 million. At December 31, 2014, we had pledged commercial and industrial loans amounting to $53 million with a lendable value of $31 million. At September 30, 2015 and December 31, 2014, we had no borrowings outstanding against this line of credit.

Federal Home Loan Bank advances. Federal Home Loan Bank advances increased $1.5 billion at September 30, 2015 from December 31, 2014. We rely upon advances from the Federal Home Loan Bank as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of Federal Home Loan Bank advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources such as repurchase agreements. During the nine months ended September 30, 2015, we entered into longer-term fixed rate advances to provide more stable funding for interest-earning asset growth and extend the duration of our borrowings to be commensurate with the growth in longer-duration assets, such as residential first mortgage loans.

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

On January 27, 2012, we notified holders of the trust preferred securities our intention to exercise the contractual right to defer regularly scheduled quarterly payments of interest, beginning with the February 2012 payment, with respect to trust preferred securities. These payments will be periodically evaluated and reinstated when appropriate, subject to provisions of the Consent Order and Supervisory Agreement. At September 30, 2015, we have deferred for 15 consecutive quarters for a total amount of $26 million.

Following the Assured Settlement Agreement, we consolidated the debt associated with certain HELOC securitizations held in a trust or variable interest entity ("VIE"), at fair value. We exercised our clean-up call with respect to the 2005-1 HELOC securitization trust, during the second quarter 2015. The transaction resulted in a cash payment of $24 million to the debt bondholders. After payment of the debt, the FSTAR 2005-1 HELOC securitization trust has been dissolved during the second quarter 2015. At September 30, 2015, the fair value of the long-term debt associated with the remaining HELOC securitization trust was $32 million. The final legal maturity of the long-term debt associated with the VIE is June 2019. However, this debt agreement has a contractual provision that allows for a clean-up call of the debt when less than 10 percent of the original loan balances of that securitization trust remain outstanding. As of September 30, 2015, FSTAR 2006-2 (LIBOR plus 16.00 percent) is expected to be below the threshold near the end of 2015. The debt pays interest based on a spread over the 30-day LIBOR interest rate. We initiated the clean-up call process with respect to the 2006-2 HELOC securitization trust, which we expect to complete in the fourth quarter 2015.

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

The following table is a summary of the changes in our net interest income that are projected to result from hypothetical changes in market interest rates. The interest rate scenarios presented in the table include interest rates as of September 30, 2015 and December 31, 2014 and adjusted by instantaneous parallel rate changes plus or minus 200 basis points.

September 30, 2015
Scenario	Net interest Income	$ Change	% Change
	(Dollars in millions)
200	$294	$16	6.0%
Constant	279	—	—%
(200)	225	(53)	(19.0)%
December 31, 2014
Scenario	Net interest Income	$ Change	% Change
	(Dollars in millions)
200	$297	$42	17.0%
Constant	255	—	—%
(200)	207	(48)	(19.0)%

We have also projected the potential impact to net interest income in a hypothetical "bear flattener" interest rate scenario as of September 30, 2015. When increasing short-term interest rates instantaneously by 100 basis points and holding the longer term interest rates unchanged, the decrease to net interest income over a 12 month and 24 month period based on our forecasted balance sheet is $19 million and $39 million, respectively.

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

The following table is a summary of the changes in our EVE that are projected to result from hypothetical changes in market interest rates. EVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off balance sheet instruments. The interest rate scenarios presented in the table include interest rates at September 30, 2015 and December 31, 2014, and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at September 30, 2015 and December 31, 2014, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact EVE. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this "natural business hedge" historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the EVE framework. Further, there can be no assurance that this natural business hedge would positively affect the economic value of equity in the same manner and to the same extent as in the past.

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

September 30, 2015					December 31, 2014
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change
	(Dollars in millions)					(Dollars in millions)
300	$1,812	15.7%	$(262)	(12.6)%	300	$1,462	16.6%	$(217)	(12.9)%
200	1,918	16.2%	(156)	(7.5)%	200	1,537	17.0%	(143)	(8.5)%
100	2,015	16.5%	(59)	(2.9)%	100	1,618	17.4%	(62)	(3.7)%
Current	2,074	16.6%	—	—%	Current	1,680	17.7%	—	—%
(100)	2,038	16.0%	(36)	(1.7)%	(100)	1,703	17.6%	24	1.4%

Our balance sheet exhibits sensitivity in a rising interest rate scenario as the EVE decreases. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice in the near term exceeding the amount of assets that could similarly reprice over the same time period because such assets may have longer maturities or repricing terms.

Mortgage servicing rights

At September 30, 2015, MSRs at fair value increased $36 million to $294 million, compared to $258 million at December 31, 2014, primarily due to an increase in the volume of the unpaid principal balance of servicing retained MSRs.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Balance at beginning of period	$317	$289	$258	$285
Additions from loans sold with servicing retained	74	79	220	199
Reductions from sales	(73)	(68)	(144)	(161)
Changes in fair value due to
Payoffs	(9)	(10)	(34)	(22)
Valuation inputs or assumptions	(15)	(5)	(6)	(16)
Fair value of MSRs at end of period	$294	$285	$294	$285

In the third quarter 2015, we began economically hedging the risk of changes in implied volatility caused by changing market expectations, which impacts the fair value of the MSRs.

Our ratio of MSRs to Tier 1 capital was 21.1 percent and 21.8 percent at September 30, 2015 and December 31, 2014, respectively.

The principal balance of the loans underlying our total MSRs was $26.3 billion at September 30, 2015, compared to $25.4 billion at December 31, 2014.

For information relating to the mortgage servicing rights, see Note 7 of the Notes to the Consolidated Financial Statements, herein.

Investment securities available-for-sale

Investment securities available-for-sale, decreased from $1.7 billion at December 31, 2014 to $1.2 billion at September 30, 2015. The decrease was primarily due to the transfer of $1.1 billion of available-for-sale securities to held-to-maturity securities, partially offset by the purchase of $783 million of agency securities, including mortgage-backed securities and collateralized mortgage obligations.

Investment securities held-to-maturity

Investment securities held-to-maturity increased to $1.1 billion at September 30, 2015 as a result of the transfer of $1.1 billion of available-for-sale securities to held-to-maturity securities during the third quarter of 2015 reflecting the Company’s intent and ability to hold those securities to maturity. We did not hold investment securities held-to-maturity at December 31, 2014. See Note 2 of the Notes to the Consolidated Financial Statements, herein.

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

Loans with government guarantees

The amount of loans with government guarantees totaled $509 million at September 30, 2015. This includes the $11 million of loans which we have not yet repurchased but had the unilateral right to repurchase. At December 31, 2014, loans with government guarantees totaled $1.1 billion and those loans which we had not yet repurchased but had the unilateral right to repurchase totaled $9 million and were classified as other liability. The balance of this portfolio decreased at September 30, 2015, primarily due to $373 million of repossessed assets and claims that were reclassified from loans with government guarantees to other assets as a result of the adoption of ASU Update No. 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40) and lower volumes of repurchases, as well as higher volume of claims filed.

Substantially all of these loans continue to be insured or guaranteed by the Federal Housing Administration ("FHA") and management believes that the reimbursement process is proceeding appropriately. These repurchased loans earn interest at a statutory rate, which varies for each loan, but is based on the 10-year U.S. Treasury note rate at the time the loan becomes greater than 60 days delinquent. This interest is recorded as interest income and the related claims settlement expenses are recorded in asset resolution expense on the Consolidated Statements of Operations. When a government guaranteed loan becomes nonperforming and is outside the reasonable period, the interest is no longer recognized.

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

REPRESENTATION AND WARRANTY RESERVE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Balance, beginning of period	$48	$50	$53	$54
Provision
Charge to gain on sale for current loan sales	2	2	6	5
Provision (benefit) representation and warranty reserve - change in estimate	(6)	13	(13)	16
Total	(4)	15	(7)	21
Charge-offs, net	1	(8)	(1)	(18)
Balance, end of period	$45	$57	$45	$57

The decrease in the provision adjustment charged to representation and warranty reserve expense during the nine months ended September 30, 2015, was primarily due to lower than expected charge-offs coupled with our ongoing efforts to continue to refine our estimates as more data becomes available reflecting the trend under the revised representation and warranty reserve framework as published by the Federal Housing Finance Agency.

The following table summarizes the amount of annual Fannie Mae and Freddie Mac audit file review requests by number of accounts. Such requests precede the repurchase demands that Fannie Mae and Freddie Mac may make thereafter.

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Fannie Mae	788	912	1,185	988	766
Freddie Mac	402	442	449	487	588
Total	1,190	1,354	1,634	1,475	1,354

During the nine months ended September 30, 2015, we had $75 million in Fannie Mae new repurchase demands and $23 million in Freddie Mac new repurchase demands. The following table summarizes the amount of quarterly new repurchase demands we have received by loan origination year.

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars in millions)
2008 and prior (1)	$—	$2	$5	$19	$2
2009-2015	13	33	45	28	37
Total	$13	$35	$50	$47	$39
Number of accounts	56	150	237	265	177

(1)	Includes a significant portion of the repurchase requests and obligations associated with loans within the settlement agreements with Fannie Mae and Freddie Mac.

The following table summarizes the aggregate amount of pending repurchase demands at the end of each quarterly period noted.

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars in millions)
Period end balance	$30	$46	$58	$43	$31
Percent non-agency (approximately)	0.1%	0.3%	0.3%	1.6%	2.4%

The following table summarizes the trends with respect to key model attributes and assumptions for estimating the representation and warranty reserve.

	September 30, 2015	December 31, 2014
	(Dollars in millions)
UPB of loans sold (1)	$158,490	$143,605
Loans expected to be repurchased (percent of loans sold) (2)	0.2%	0.4%
Loss severity rate (3)	21.1%	8.7%

(1)	Includes unpaid principal balance of 2009 and later vintage loans sold to Fannie Mae and Freddie Mac through September 30, 2015.

(2)	Loans expected to be funded post appeal loss.

(3)	Average loss severity rate expected to be experienced on actual repurchases made (post appeal loss).

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

Capital

Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OCC for a capital distribution at least 30 days prior to the declaration of a dividend or the approval by our board of directors of the proposed capital distribution. The 30-day period allows the OCC to determine whether the distribution would not be advisable. Because we are under the Consent Order, we currently must seek approval from the OCC prior to making a capital distribution from the Bank. In addition, under the Supervisory Agreement, the Company agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions.

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock") the Company may defer payments of dividends. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of September 30, 2015, the amount of the arrearage on the dividend payments of the Series C Preferred Stock was $79 million. At the time that the Company pays the deferred dividends, this payment will result in a reduction of equity. Currently, the impact of the deferred dividends is removed from net income for calculating the Company's earnings per share.

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

Regulatory Capital Composition – Transition

Important differences in determining the composition of regulatory capital between the Basel I Rules and Basel III include changes in capital deductions related to the Company's MSRs and deferred tax assets. These changes will be impacted by, among other things, future changes in interest rates, overall earnings performance and corporate actions. Changes to the composition of regulatory capital under Basel III, compared to the Basel I Rules, are recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2018. When presented on a fully phased-in basis, capital, risk-weighted assets, and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized.

As of September 30, 2015, the Company and the Bank were subject to a partial phase-in limitation on deductions related to MSRs and certain deferred tax assets. This partial phase-in reduced our Tier 1 leverage ratio when compared to the same ratio under Basel I. Our common equity Tier I ratio increased under the phase-in rules, as the absorption of the write-off of excess MSRs and net operating loss-dependent deferred tax assets (NOL) are included at only 40 percent by common equity Tier 1 in the first year of the phase-in. The remaining net operating loss-dependent DTAs above the Basel III limits are written off against the non-common elements of Tier 1 capital (the preferred shares and the trust preferred securities) in this first year of phase-in. If additional Tier 1 Capital elements are not available to absorb the remaining NOL deductions, these deductions are then applied to common equity elements.

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

At September 30, 2015, we were considered "well-capitalized" for regulatory purposes. The following tables show the regulatory capital ratios as of the dates indicated.

Bancorp	September 30, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Tier 1 leverage (to adjusted tangible assets)	$1,393	11.65%	$1,184	12.59%
Total adjusted tangible asset base (1)	11,957		9,403
Tier 1 capital (to risk-weighted assets)	$1,393	20.32%	$1,184	22.81%
Common equity Tier 1 (to RWA) (2)	1,024	14.93%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	1,483	21.64%	1,252	24.12%
Risk-weighted asset base (1)	$6,857		$5,190
N/A - Not applicable

(1)	Based on adjusted total assets for purposes of Tier 1 leverage capital and risk-weighted assets for purposes Tier1, common equity Tier 1, and total risk-based capital.

(2)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. The Company and the Bank reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

Bank	September 30, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Tier 1 leverage (to adjusted tangible assets)	$1,426	11.91%	$1,167	12.43%
Total adjusted tangible asset base (1)	11,975		9,392
Tier 1 capital (to risk-weighted assets)	$1,426	20.75%	$1,167	22.54%
Common equity Tier 1 (to RWA) (2)	1,426	20.75%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	1,516	22.05%	1,235	23.85%
Risk-weighted asset base (1)	$6,874		$5,179
N/A - Not applicable

(1)	Based on adjusted total assets for purposes of Tier 1 leverage capital and risk-weighted assets for purposes Tier1, common equity Tier 1, and total risk-based capital.

(2)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. The Company and the Bank reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

Our Tier 1 leverage ratio decreased at September 30, 2015, compared to December 31, 2014, primarily resulted from the deployment of capital for balance sheet growth, partially offset by earnings retention.

Certain regulatory capital ratios for the Bank and the Company as of September 30, 2015 are shown in the following table.

September 30, 2015	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Bank	Company

Basel III Ratios (transitional)
Common equity Tier I capital ratio	4.50%	6.50%	20.75%	14.93%
Tier I leverage ratio	4.00%	5.00%	11.91%	11.65%

Basel III Ratios (fully phased-in) (1)
Common equity Tier I capital ratio	4.50%	6.50%	17.95%	9.61%
Tier I leverage ratio	4.00%	5.00%	10.62%	9.87%

(1)	See "Use of Non-GAAP Financial Measures."

Looking at the impact of a fully phased in implementation of Basel III, our Tier 1 leverage ratio would have been 9.87 percent and our Tier 1 common ratio would have been 9.61 percent at September 30, 2015. The impact to our Tier 1 leverage ratio is mostly driven by the treatment that mortgage servicing rights receive under Basel III. Over the long term, we plan to continue to reduce our mortgage servicing rights to Tier 1 ratio, taking into consideration market conditions to guide our pace of MSR reduction. At September 30, 2015, we had $294 million of mortgage servicing rights, representing 21.1 percent of Tier

1 capital. The value of the mortgage servicing rights asset increased at September 30, 2015 from December 31, 2014, primarily due to higher interest rates and slower prepayment speeds, increasing the mortgage servicing rights to Tier 1 ratio. We will continue to look for opportunities to reduce our mortgage servicing rights exposure over time.

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

	September 30, 2015	December 31, 2014	September 30, 2014
Nonperforming assets / Tier 1 capital + allowance for loan losses	(Dollars in millions)
Nonperforming assets	$80	$139	$134
Tier 1 capital (to adjusted total assets)	1,426	1,184	1,146
Allowance for loan losses	197	297	301
Tier 1 capital + allowance for loan losses	$1,623	$1,481	$1,447
Nonperforming assets / Tier 1 capital + allowance for loan losses	4.9%	9.4%	9.3%

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

September 30, 2015	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)	Tier 1 Capital (to Risk Weighted Assets	Total Risk-Based Capital (to Risk-Weighted Assets)
Flagstar Bancorp	(Dollars in millions)
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in) (1)
Basel III (transitional)	$1,024	$1,393	$1,393	$1,483
Increased deductions related to deferred tax assets, mortgage servicing assets, and other capital components	(373)	(237)	(237)	(236)
Basel III (fully phased-in) capital (1)	$651	$1,156	$1,156	$1,247
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in) (1)
Basel III assets (transitional)	$6,857	$11,957	$6,857	$6,857
Net change in assets	(94)	(237)	(94)	(94)
Basel III (fully phased-in) assets (1)	$6,763	$11,720	$6,763	$6,763
Capital ratios
Basel III (transitional)	14.93%	11.65%	20.32%	21.64%
Basel III (fully phased-in) (1)	9.61%	9.87%	17.11%	18.44%

(1)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier I capital and Tier I capital. We reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

September 30, 2015	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)	Tier 1 Capital (to Risk Weighted Assets	Total Risk-Based Capital (to Risk-Weighted Assets)
Flagstar Bank	(Dollars in millions)
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in) (1)
Basel III (transitional)	$1,426	$1,426	$1,426	$1,516
Increased deductions related to deferred tax assets, mortgage servicing assets, and other capital components	(173)	(173)	(173)	(173)
Basel III (fully phased-in) capital (1)	$1,253	$1,253	$1,253	$1,343
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in) (1)
Basel III assets (transitional)	$6,874	$11,975	$6,874	$6,874
Net change in assets	107	(173)	107	107
Basel III (fully phased-in) assets (1)	$6,981	$11,802	$6,981	$6,981
Capital ratios
Basel III (transitional)	20.75%	11.91%	20.75%	22.05%
Basel III (fully phased-in) (1)	17.95%	10.62%	17.95%	19.23%

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of September 30, 2015 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Bank’s management, including our principal executive and financial officers regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective as of September 30, 2015.

(b)
Changes in Internal Controls. There have been no changes in the Bank’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended September 30, 2015.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended September 30, 2015.

Item 3. Defaults upon Senior Securities

The Company had no defaults on senior securities.

The following sets forth arrearage of the payment of dividends on preferred stock.

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock") the Company may defer payments of dividends. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of September 30, 2015, the amount of the arrearage on the dividend payments of the Series C Preferred Stock was $79 million.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Form of Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan

10.2	Form of Award Agreement for the Flagstar Bancorp, Inc. Executive Long-Term Incentive Program

10.3	Second Amendment to Employment Agreement, effective October 22, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith

10.4	Amendment to Employment Agreement effective October 22, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Alessandro DiNello

11	Statement regarding computation of per share earnings incorporated by reference to Note 13 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	November 6, 2015	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan

10.2	Form of Award Agreement for the Flagstar Bancorp, Inc. Executive Long-Term Incentive Program

10.3	Second Amendment to Employment Agreement, effective October 22, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith

10.4	Amendment to Employment Agreement effective October 22, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Alessandro DiNello

11	Statement regarding computation of per share earnings incorporated by reference to Note 13 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.