Form 10-K
period 2015-12-31
FLAGSTAR BANCORP INC
filed 2016-03-14
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16577
(Exact name of registrant as specified in its charter)

Michigan	38-3150651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (248) 312-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes        No  ☒
The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sale price ($18.48 per share) as reported on the New York Stock Exchange on June 30, 2015, was approximately $385 million. The registrant does not have any non-voting common equity shares.
As of March 10, 2016, 56,557,895 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In addition, Flagstar Bancorp, Inc. also may make forward-looking statements in its other documents filed with or furnished to the SEC, and its management may make forward-looking statements orally to analysts, investors, representatives of the media and others.

Generally, forward-looking statements are not based on historical facts but instead represent management’s beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, believe, estimate, may increase, may fluctuate, and similar expressions or future or conditional verbs such as will, should, would and could. Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included within each individual business’ discussion and analysis of its results of operations and the factors listed and described under "Risk Factors" below.

Any forward-looking statements made by or on behalf of Flagstar Bancorp, Inc. speak only as to the date they are made, and do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

PART I

ITEM 1.	BUSINESS

Where we say "we," "us," or "our," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference to "we," "us," or "our" will include our wholly-owned subsidiary Flagstar Bank, FSB (the "Bank").

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At December 31, 2015, based on our assets, we are the largest bank headquartered in Michigan and one of the top 10 largest savings banks in the United States. Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBC." We are considered a controlled company for NYSE purposes, because MP Thrift Investments, L.P. ("MP Thrift") held approximately 63.1 percent of our common stock as of December 31, 2015.

We primarily originate or purchase residential mortgage loans throughout the country and sell them into securitization pools, primarily to Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Government National Mortgage Association ("Ginnie Mae") (collectively, the "Agencies") or as whole loans. In addition, we originate or purchase residential first mortgage loans, consumer loans, commercial loans and warehouse loans included in held-for-investment loan portfolios. Our revenues include net interest income, income from banking services we provide customers, and noninterest income from sales of residential first mortgage loans to the Agencies, the servicing of loans for others and the sale of servicing rights related to mortgage loans serviced for others. The combination of our home lending, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential mortgage loan products.

The majority of our total loan originations during the year ended December 31, 2015 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale to the Agencies. At December 31, 2015, we originated or purchased residential mortgage loans in all 50 states, the U.S. Virgin Islands, and the District of Columbia through relationships with approximately 514 mortgage brokers and approximately 679 correspondents. At December 31, 2015, we also operated 10 retail centers located in nine states, which primarily originate one-to-four family residential mortgage loans as part of our Mortgage Originations segment. In addition, we originate other consumer and commercial loans through our Community Banking segment.

Our business also includes the activities conducted through our Community Banking segment. This segment provides deposits and fee based services to consumer, business, and mortgage lending customers through its Branch Banking, Business, and Commercial Banking, Government Banking, Warehouse Lending and Held-for-Investment Portfolio groups. We maintain a portfolio of commercial and industrial and commercial real estate loans with our commercial customers and we originate or purchase residential mortgage loans through referrals from our branches, consumer direct call center and our website, flagstar.com. At December 31, 2015, we operated 99 branches in Michigan. We leverage the customer relationships we have gained throughout our branch network to cross-sell products to existing customers and increase our customer base.

At December 31, 2015, we had 2,713 full-time equivalent employees inclusive of account executives and loan officers.

Mortgage Originations

We originate, acquire and sell one-to-four family residential mortgage loans. Substantially all of the residential mortgage loans we sell are delivered into the secondary market on a whole loan basis or securitizing the loans into mortgage-backed securities with the agencies.

Mortgage Servicing

We also service and sub-service mortgage loans on a fee basis for others, and we service residential mortgages held-for-investment for our own portfolio.

Lending Activities

Our principal lending activities consist of the origination of residential first mortgage, second mortgage, HELOC and commercial loans generally located within our primary market and service areas.

Residential first mortgage loans. We originate conforming and non-conforming residential first mortgage loans that are generally made to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15-year to 30-year term and, in most cases, are extended to borrowers to finance their primary residence. Applications are underwritten centrally using consistent credit policies and processes.

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

Home Equity Line of Credit ("HELOC") loans. HELOC guidelines and pricing parameters have been established to attract high credit quality loans with long term profitability. HELOCs, which are secured by a first-lien or junior-lien on the borrower’s residence, allow customers to borrow against the equity in their homes or refinance existing mortgage debt. Applications are underwritten centrally in conjunction with an automated underwriting system. The HELOC underwriting criteria are based on minimum credit scores, debt-to-income ratios, and LTV ratios, with current collateral valuations.

Commercial loans. Commercial loans include commercial and industrial, commercial real estate and warehouse loans. Commercial and industrial loans are made to commercial customers involved in a broad range of industries for use in normal business operations to finance working capital needs, equipment purchases and other capital investments. Our commercial and industrial customers are involved in financial, insurance, service, manufacturing, and distribution. Commercial borrowers are made of up primarily of Michigan relationships, as well as national finance companies. Commercial real estate loans consist of loans to developers and support income producing commercial real estate properties. These loans are made to finance properties such as owner-occupied, retail, office, multi-family apartment buildings, industrial buildings, and residential developments. They are repaid through cash flows related to the operation, sale, or refinance of the property. Warehouse loans are lines of credit to other mortgage lenders. In 2016, we launched a national home builder finance program to grow our balance sheet, increase commercial deposits and develop incremental revenue through our retail purchase mortgage channel.

Deposits

Deposits include retail, commercial, government and company controlled deposits. Through our branches and commercial relationships, we gather deposits and offer a line of consumer and commercial financial products to individuals and businesses. We continue to focus our efforts towards the growth of our core deposits, which includes checking, savings and money market deposit accounts. We believe core deposits represent a more stable funding source. Government deposits are gathered from local municipalities primarily across the state of Michigan and are comprised mainly of property taxes that are collected. See Note 12 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for more information regarding deposits.

Borrowed funds

The Federal Home Loan Bank provides funding on a fully collateralized basis to us. We are currently authorized through a resolution of our board of directors to apply for advances from the Federal Home Loan Bank using approved loan types as collateral, such as residential first mortgage loans, home equity lines of credit, commercial real estate loans.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we agree to provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines.

Non-bank Subsidiaries

At December 31, 2015, our corporate legal structure consisted of the Bank, including its wholly-owned subsidiaries and wholly-owned non-bank subsidiaries through which we conduct other non-material business or which are inactive. The Bank comprised of 99.5 percent of our total assets at December 31, 2015. We also own nine statutory trusts that are not consolidated with our operations. For additional information, see Notes 1, 7 and 26 of the Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

The Bank is a savings and loan holding company. We must comply with a wide variety of banking, consumer protection and securities laws, regulations and supervisory expectations and are regulated by multiple regulators, including the Board of Governors of the Federal Reserve (the "Federal Reserve"), the Office of the Comptroller of the Currency ("OCC") of the U.S. Department of the Treasury ("U.S. Treasury"), Consumer Financial Protection Bureau (the "CFPB"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission (the "SEC") or collectively "the regulatory agencies." The Bank's deposits are insured by the FDIC through the Deposit Insurance Fund.

As a general matter, the regulatory agencies are taking a more stringent approach to supervising and regulating financial institutions and financial products and services over which they exercise their respective supervisory authorities. We, the Bank and our products and services all remain subject to greater supervisory scrutiny and enhanced supervisory requirements and expectations.

Consent Order with OCC

Effective October 23, 2012, the Bank's board of directors executed a Stipulation and Consent (the "Stipulation"), accepting the issuance of a Consent Order (the "Consent Order") by the OCC. The Consent Order replaces the supervisory agreement entered into between the Bank and the Office of Thrift Supervision (the "OTS") on January 27, 2010, which the OCC terminated simultaneous with issuance of the Consent Order." For further information and a complete description of all of the terms of the Consent Order, please refer to the copy of the Consent Order filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 24, 2012.

Supervisory Agreement

We are also subject to the Supervisory Agreement with the Board of Governors of the Federal Reserve (the "Supervisory Agreement"), dated January 27, 2010. A failure to comply with the Supervisory Agreement could result in the initiation of further enforcement action by the Federal Reserve, including the imposition of further operating restrictions, and could result in additional enforcement actions against the Company. The Company has taken actions which it believes are appropriate to comply with and intends to maintain compliance with all of the requirements of the Supervisory Agreement. For further information and a complete description of all of the terms of the Supervisory Agreement, please refer to the copy of the Supervisory Agreement filed with the SEC as an exhibit to the Company's Current Report on Form 8-K filed on January 28, 2010.

Consent Order with CFPB

On September 29, 2014, the Bank entered into a Consent Order with the CFPB. The Consent Order relates to alleged violations of federal consumer financial laws arising from the Bank’s residential first mortgage loan loss mitigation practices and default servicing operations dating back to 2011. Under the terms of the Consent Order, the Bank has paid $28 million for borrower remediation and $10 million in civil money penalties. The settlement does not involve any admission of wrongdoing on the part of the Bank or its employees, directors, officers, or agents.

Holding Company Status, Acquisitions and Activities

We are a unitary savings and loan holding company, as defined by federal banking law, as is our controlling stockholder, MP Thrift. We may only conduct, or acquire control of companies engaged in, activities permissible for a savings and loan holding company pursuant to the relevant provisions of the Savings and Loan Holding Company Act and relevant regulations. Without prior written approval of the Federal Reserve, neither we, nor MP Thrift may: (i) acquire control of another savings association or holding company thereof, or acquire all or substantially all of the assets thereof; or (ii) acquire or retain, with certain exceptions, more than 5 percent of the voting shares of a non-subsidiary savings association or a non-

subsidiary savings and loan holding company. We are prohibited from acquiring control of a depository institution that is not federally insured or retaining control of a savings association subsidiary for more than one year after the date that such subsidiary becomes uninsured. Similarly, we may not be acquired by a bank holding company, or any company, unless the Federal Reserve approves such transaction. In all situations, the public must have an opportunity to comment on any such proposed acquisition, and the OCC or the Federal Reserve must complete an application review. In addition, the Gramm-Leach-Bliley Act (the "GLBA") generally restricts any non-financial entity from acquiring us.

Source of Strength

The Dodd-Frank Act codified the Federal Reserve’s "source of strength" doctrine and extended it to savings and loan holding companies. Under the Dodd-Frank Act, the prudential regulatory agencies are required to promulgate joint rules requiring bank holding companies and savings and loan holding companies to serve as a source of financial strength for any depository institution subsidiary by maintaining the ability to provide financial assistance to such insured depository institution in the event that it suffers financial distress.

Regulatory Capital Requirements

The Bank and the holding company are currently subject to the regulatory capital framework and the implementation of the agreement reached by the Basel Committee on Banking and Supervision “Basel III” as adopted by the OCC and Federal Reserve. The OCC and Federal Reserve have risk-based capital adequacy guidelines intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. The Bank is required to comply with these capital adequacy standards. Beginning in 2015, our holding company was required to comply with the Federal Reserve Bank’s capital adequacy guidelines. Prior to 2015, these rules did not apply to savings and loan holding companies. Federal law and regulations established five levels of capital compliance: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized.

At December 31, 2015, the Bank and the holding company were considered "well-capitalized" for regulatory purposes under the Prompt Corrective Action framework. An institution is considered well-capitalized if its ratio of total risk-based capital to risk-weighted assets is 10.0 percent or more, its ratio of Tier 1 capital to risk-weighted assets is 8.0 percent or more, its ratio of common equity tier 1 capital to risk-weighted assets is 6.5 percent or more, and its leverage ratio of Tier 1 capital to total assets is 5.0 percent or more. Any institution that is not well capitalized or adequately capitalized is considered under-capitalized. Any institution with a tangible equity to total assets ratio of 2.0 percent or less is considered critically under-capitalized. See Note 22 - Regulatory Matters - Regulatory Capital, for additional information.

Effective on January 1, 2015, the capital framework under the Basel III final rule replaced the existing regulatory capital rules for all banks, savings associations, and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies. The final rule implements a new common equity Tier 1 minimum capital requirement. In addition, the new regulations subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization did not maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5 percent of its total risk-weighted assets. The effect of the capital conservation buffer will be to increase the minimum common equity Tier 1 capital ratio to 7.0 percent, the minimum Tier 1 risk-based capital ratio to 8.5 percent and the minimum total risk-based capital ratio to 10.5 percent. The capital conservation buffer becomes effective January 1, 2016 with transition provisions through 2018.

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

Various aspects of Basel III are subject to multi-year transition periods through December 31, 2018. Basel III will materially change our Tier 1, Tier 1 common and total capital calculations.

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

Pursuant to the Dodd-Frank Act, the minimum reserve ratio designated by the FDIC each year is 1.35 percent of the assessment base, as opposed to 1.15 percent under prior law. The FDIC is required to meet the minimum reserve ratio by September 30, 2020 and is required to offset the effect of the increased reserve ratio for banks with assets less than $10 billion. The FDIC has established a higher reserve ratio of 2 percent as a long-term goal beyond what is required by statute. The FDIC is operating under a DIF Restoration Plan while the reserve ratio remains below the minimum target. The Restoration Plan allows the FDIC to evaluate whether growth in the DIF under current assessment rates is likely to be sufficient to meet the statutory requirements. In October of 2015, the FDIC proposed to increase the DIF to the statutorily required minimum level of 1.35 percent. The Dodd-Frank Act made banks with $10 billion or more in total assets responsible for the increase from 1.15 percent to 1.35 percent. Under the current rule regular assessment rates for all banks will decline when the reserve ratio reaches 1.15 percent, which the FDIC expects will occur in early 2016. The proposed rule will impose on the Bank a surcharge of 4.5 cents per $100 of our assessment base, after making certain adjustments. The FDIC expects the reserve ratio would likely reach 1.35 percent after approximately two years of payments of the proposed surcharges. The DIF is funded mainly through quarterly assessments on insured banks.

The FDIC maintains the DIF by assessing each financial institution an insurance premium. The FDIC defined deposit insurance assessment base for an insured depository institution is equal to the average consolidated total assets during the assessment period, minus average tangible equity.

During 2015, the Bank was classified as a small institution for deposit insurance assessment purposes. As a small institution, the Bank was assigned to one of three Capital Groups based on our capitalization level. The Bank was also assigned to one of three Supervisory Groups based on the supervisory evaluations provided by the Bank’s primary federal regulator. Our assessment rate, as a small institution, was determined based upon the Risk Category to which we are assigned. Our Risk Category was determined based on a combination of our Supervisory and Capital Group assignments.

Effective January 1, 2016, as a result of reporting assets of more than $10 billion for four consecutive quarters, the Bank is classified as a large institution for deposit insurance assessment purposes. The assessment rate schedule for large financial institutions (i.e., financial institutions with at least $10 billion in assets) is determined by use of a scorecard that combines a financial institution's Capital, Asset Quality, Management, Earnings, Liquidity and Sensitivity ("CAMELS") ratings with certain forward-looking financial information to measure the risk to the DIF. Pursuant to this scorecard method, two scores

(a performance score and a loss severity score) are combined and converted to an initial base assessment rate (also referred to as IBAR). The performance score measures a financial institution's financial performance and ability to withstand stress. The loss severity score measures the relative magnitude of potential losses to the FDIC in the event of the financial institution's failure. Total scores are converted pursuant to a predetermined formula into an initial base assessment rate, which is subject to adjustment based upon significant risk factors not captured in the scoreboard. Total assessment rates range from 2.5 basis points to 45 basis points for such large financial institutions.

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

Affiliate Transaction Restrictions

The Bank is subject to the affiliate and insider transaction rules applicable to member banks of the Federal Reserve as well as additional limitations imposed by the OCC. These provisions prohibit or limit the Bank from extending credit to, or entering into certain transactions with certain affiliates, principal stockholders, directors and executive officers of the banking institution and certain of its affiliates. The Dodd-Frank Act imposed further restrictions on transactions with certain affiliates and extension of credit to executive officers, directors and principal stockholders.

Incentive Compensation

The U.S. bank regulatory agencies issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of U.S. banks do not undermine the safety and soundness of such banks by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of a bank, either individually or as part of a group, is based upon the key principles that a bank’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the bank’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the bank’s board of directors.

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

Federal Reserve regulations require federally chartered savings associations to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). During 2016, a 3 percent reserve is to be maintained against aggregate transaction accounts between $15 million and $110 million (subject to adjustment by the Federal Reserve) plus a reserve of 10 percent (subject to adjustment by the Federal Reserve between 8 percent and 14 percent) against that portion of total transaction accounts in excess of $110 million. For 2015, a 3 percent reserve will be required to be maintained against aggregate transaction accounts between $14.5 million and $103.6 million (subject to adjustment by the Federal Reserve) plus a reserve of 10 percent (subject to adjustment by the Federal Reserve between 8 percent and 14 percent) against that portion of total transaction accounts in excess of $103.6 million.

Required reserves must be maintained in the form of vault cash, an account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve. Pursuant to the Emergency Economic Stabilization Act of 2008, the Federal Reserve Banks pay interest on depository institutions’ required and excess reserve balances. These interest rates are determined by the Federal Reserve, and currently both rates are 0.50 percent per annum.

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

In recent years, regulators have intensified their focus on bank secrecy and anti-money laundering statutes, regulations and compliance requirements, as well as compliance with economic sanctions administered by OFAC, and we have been required to revise policies and procedures and install new systems in order to comply with regulations, guidelines and examination procedures in this area. As a part of the Consent Order, the Bank agreed to review and revise the Bank’s bank secrecy and anti-money laundering risk assessment and written program of policies and procedures adopted in accordance with the Bank Secrecy Act and update the status of the Bank’s plan and timeline for the implementation of enhanced bank secrecy and anti-money laundering internal controls. We cannot be certain that the policies, procedures and systems we have in place or may in the future put in place are or will be successful. Therefore, there is no assurance that in every instance we are and will be in full compliance with these requirements or the Consent Order.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "PATRIOT Act")

The PATRIOT Act amended the BSA to include numerous provisions designed to detect and prevent the financing of international money laundering and terrorism. The PATRIOT Act mandates that U.S. financial institutions (and foreign financial institutions with U.S. operations) implement additional policies and procedures that meet certain minimum requirements and take heightened measures designed to address any or all of the following: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes and cooperation between financial institutions and law enforcement authorities. Other required actions include terminating correspondent accounts for foreign "shell banks," obtaining information about the owners of foreign bank clients, and providing the name and address of the foreign bank’s agent for service of process in the United States. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, the U.S. bank regulatory agencies must consider the effectiveness of financial institutions engaging in a merger transaction in combating money laundering activities. The Bank has established policies and procedures intended to comply with the PATRIOT Act’s provisions, the BSA, as well as other aspects of anti-money laundering legislation.

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

During 2015, the Bank was not subject to the CFPB’s supervisory, examination and enforcement authority with respect to consumer protection laws and regulations because the Bank had reported assets of less than $10 billion for four consecutive quarters. Instead, it was subject to the OCC’s supervisory, examination and enforcement authority in this area. As of December 31, 2015, the total assets of the Bank have exceeded $10 billion for four consecutive quarters, and as such, the Bank is again subject to the CFPB’s supervisory, examination and enforcement authority with respect to consumer protection laws and regulations starting in January 2016.

In 2016 and future years, the Company anticipates that it will continue to be financially impacted by several meaningful regulatory changes. The most significant changes of which include:

Amendments to the 2014 Regulations Related to Mortgage Origination and Servicing. In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. While these final rules amended existing regulations applicable to Flagstar, adjustments in our business operations necessary to comply with these rules have increased our overall regulatory compliance costs. In addition, the CFPB continues to modify and refine the new substantive requirements. In 2014, the CFPB issued final and proposed rules and guidance to amend and supplement its mortgage loan servicing rules. On July 8, 2014, the CFPB issued a final rule to clarify that the name of a deceased borrower’s heir generally may be added to a mortgage without triggering the ability-to-repay rule. On August 19, 2014, the CFPB issued guidance that outlines what CFPB examiners will look for when mortgage servicing rights are transferred to ensure that mortgage servicers are fulfilling their obligations under the mortgage servicing rules and highlights regulatory requirements that may be implicated by a transfer of mortgage servicing rights. On October 22, 2014, the CFPB issued a final rule that provides a limited, post-consummation cure mechanism for loans that exceed the points and fees limit for Qualified Mortgages, but that meet the other requirements for being a Qualified Mortgage at consummation. In addition, on November 20, 2014, the CFPB proposed several amendments to certain mortgage servicing rules, including amendments that would require servicers to provide certain borrowers with foreclosure protections more than once over the life of the loan, clarify when a consumer is considered “delinquent,” expand protections provided to certain borrowers during a servicing transfer and prevent wrongful disclosures. The CFPB is expected to continue to revise its rules related to mortgage loan origination and mortgage loan servicing, and additional rulemaking affecting the residential mortgage business is expected.

The TILA-RESPA Integrated Disclosure Rule. On November 20, 2013, the CFPB issued a final rule and official interpretation, which established integrated mortgage disclosure requirements for lenders and settlement agents in connection with most closed-end consumer credit transactions secured by real property. The final rule, commonly referred to as "TRID," became effective as to mortgage applications received on or after October 3, 2015 and combines certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the Truth in Lending Act and the Real Estate Settlement Procedures Act. Among other things, the rule mandates the use of two new disclosure forms, a Loan Estimate form and a Closing Disclosure form, which replace existing disclosure forms and include additional content not required by the prior forms. In addition, the rule requires that the Closing Disclosure form be received by the borrower at least three business days before closing in most cases, limits the circumstances in which borrowers may be required to pay more for settlement services than the amount stated on the Loan Estimate form and imposes certain recordkeeping requirements.

The Home Mortgage Disclosure Act (the “HMDA”) and Updated Reporting Requirements. The HMDA grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. Regulation C provides the mechanism for this collection and reporting of data, which has been applicable to closed-end consumer loans secured by a dwelling and which a financial institution originates, purchases, or for which it receives an application. On October 15, 2015, the CFPB issued a final rule amending Regulation C, expanding the amount of data to be gathered and reported as well as subjecting home equity lines of credit and reverse mortgages to these requirements. The new data gathering requirements will become effective on January 1, 2018 while the new reporting obligations will become effective in 2019, although it is not yet clear how much of this new data will be made publicly available. We will continue to assess the impact to Flagstar as we update our procedures and system controls and as the CFPB provides additional guidance on how much of the data will be made publicly available.

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

Truth In Lending Act (“TILA”). The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things. In addition, the TILA, through its implementation of Regulation Z also provides a variety of substantive protections for consumers, including but not limited to the technical requirements of the new TILA RESPA Integrated Disclosure Rule. These protections also include the rules applicable to assessing a consumer’s ability to repay as well as what constitutes a “qualified mortgage," the rules applicable to higher-priced mortgage loans, the strict requirements applicable to making a “High Cost Mortgage Loan," and rules restricting loan originator compensation. Regulation Z also impacts mortgage loan servicing, through rules applying to billing statements, interest rate adjustment notices, and the way in which payments are to be applied. Violations of these provisions can result in civil liability and/or administrative sanctions.

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

Real Estate Settlement Procedures Act (“RESPA”). Lenders are required by RESPA to provide borrowers with disclosures regarding the nature and cost of real estate settlements. While many of these requirements are now spelled out under the Truth in Lending Act’s Regulation Z pursuant to the TILA RESPA Integrated Disclosure Rule, RESPA and its Regulation X continue to impact mortgage servicing compliance through several rules, including but not limited to those applicable to handling borrower requests for information and notices of error, force placed insurance, loss mitigation and foreclosure, and the transfer of servicing. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of RESPA may result in civil liability or administrative sanctions.

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

Regulatory Reform

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and affiliates from engaging in proprietary trading and investing in and sponsoring certain "covered funds," including hedge funds and private equity funds. The statutory provision is commonly called the "Volcker Rule." The final rules implementing the Volcker Rule, as drafted by a variety of federal financial regulatory agencies, were issued December 10, 2013. The final rules extend the conformance period to July 21, 2015. Pursuant to the requirements of the Volcker Rule, we have established a standard compliance program based on the size and complexity of our operations. The standard compliance program includes written policies and procedures that document and limit our risk mitigating hedging and market-making related activities; a system of internal controls to monitor compliance; a management framework that provides a clear accountability for compliance including appropriate management review of limits; incentive compensation; and other matters identified as requiring attention; independent testing and audits; training; and recordkeeping requirements.

We expect to incur ongoing operational and system costs for ongoing compliance with the multitude of new laws and regulations. Furthermore, there may be additional federal or state laws enacted during this period that place additional obligations on servicers of residential loans.

Stress Testing Requirements

The U.S. federal banking agencies, including the OCC and the Federal Reserve, issued final rules implementing provisions of the Dodd-Frank Act that require banking organizations, including savings associations and savings and loan holding companies, with total consolidated assets of more than $10 billion but less than $50 billion to conduct annual company-run stress tests, report the results to their primary federal regulator and the Federal Reserve and publish a summary of the results. Each Dodd-Frank Act Stress Test, or DFAST, must be conducted using certain scenarios (baseline, adverse and severely adverse), which the OCC and Federal Reserve will publish by February 15 of each year. Banking organizations are required to use the scenarios to calculate, for each quarter-end within a nine-quarter planning horizon, the impact of such scenarios on revenues, losses, loan loss reserves and regulatory capital levels and ratios, taking into account all relevant exposures and activities. The rules also require each banking organization to establish and maintain a system of controls, oversight and documentation, including policies and procedures, designed to ensure that the DFAST procedures used by the banking organization are effective in meeting the requirements of the rules.

Limitation on Capital Distributions

Under the Supervisory Agreement, we shall not declare or pay any cash dividends or other capital distributions or purchase, repurchase, or redeem, or commit to purchase, repurchase, or redeem any equity stock without the prior written nonobjection of the Federal Reserve. The Company does not currently pay dividends on the capital stock.

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

Commercial Real Estate Lending

Lending operations that involve concentrations of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators. Regulators have advised financial institutions of the risks posed by commercial real estate lending concentrations. Such loans generally include land development, construction loans and loans secured by multifamily property and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. Interagency guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:

•	Total reported loans for construction, land development and other land represent 100 percent or more of the institution’s total capital, or

•
Total commercial real estate loans represent 300 percent or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months.

Loans to One Borrower

Under the Home Owners Loan Act ("HOLA"), savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of the institution’s unimpaired capital and surplus (as defined by HOLA). Additional amounts may be loaned if such loans or extensions of credit are secured by readily-marketable collateral, but in no case may they be in excess of an additional 10 percent of unimpaired capital and surplus.

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

Assessments

In its normal course of business, the OCC charges assessments to savings associations to fund its operations. The general assessment is paid on a semi-annual basis and is generally based on an institution’s total assets, with a surcharge for an institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination. Our expense for these assessments totaled $3 million for each of the years ending December 31, 2015 and 2014.

Federal Home Loan Bank System

The primary purpose of the Federal Home Loan Banks ("FHLBs") is to act as a central credit facility and provide loans to their respective members, such as the Bank, in the form of collateralized advances for making housing loans as well as for affordable housing and community development lending. The FHLBs are generally able to make advances to their member institutions at interest rates that are lower than the members could otherwise obtain. The Federal Housing Finance Agency, a government agency, is generally responsible for regulating the FHLB system. The FHLB system consists of 12 regional FHLBs, each being federally chartered, but privately owned, by their respective member institutions. The Bank is currently a member of the FHLB of Indianapolis, and as such, is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. At December 31, 2015, we held 169,881,300 shares of FHLB stock with a value of $170 million.

Environmental Regulation

Our business and properties are subject to federal, state and local laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. For example, under the federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect us both as a current or former owner or operator of properties used in or held for our business or upon which we have foreclosed, and as a secured lender on property that is found to contain hazardous substances or wastes. Our general practice is to obtain an environmental assessment prior to foreclosing on commercial property. We may elect not to foreclose on properties that contain such hazardous substances or wastes, thereby limiting, and in some instances precluding, the liquidation of such properties.

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

Competition

We face substantial competition in attracting deposits and making loans. Our most direct competition for deposits has historically come from other savings banks, commercial banks and credit unions in our local market areas. Money market funds and full-service securities brokerage firms also compete with us for these funds and, in recent years, many financial institutions have competed for deposits through the Internet. We compete for deposits by offering high quality and convenient banking services at a large number of convenient locations, and "sit-down" banking in which a customer is served at a desk rather than in a teller line and offered a broad range of products. We also compete by offering competitive interest rates on our deposit products.

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

Market, Interest Rate, Credit and Liquidity Risk

Economic and general market conditions may adversely affect our business.

Our business and results of operations are affected by the financial markets and general economic, market, political and social conditions, including factors such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets and currencies, liquidity of the financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, political risks and the sustainability of economic growth. Continued economic challenges include under-employment, declines in energy prices, the ongoing low interest rate environment, restrained growth in consumer demand, the strengthening of the U.S. Dollar versus other currencies, and continued risk in the consumer and commercial real estate markets. Deterioration of any of these conditions could adversely affect our consumer and commercial businesses, our level of charge-offs and provision for credit losses, our capital levels and liquidity, and our results of operations.

Our business and results of operations are also affected by domestic and international fiscal and monetary policy. For example, the recent rate increase by the Federal Reserve impacts our cost of funds for investing and lending activities. Central bank actions can also affect the value of financial instruments and other assets, such as debt securities and mortgage servicing rights ("MSRs"), and their policies can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in fiscal and monetary policies are beyond our control and difficult to predict but could have an adverse impact on our capital requirements and the costs of running our business.

Further, any deterioration in the mortgage market may also reduce the number of new mortgages that we originate, increase the costs of servicing mortgages without a corresponding increase in servicing fees or adversely affect our ability to sell mortgage loans originated by us. Any such event could adversely affect our business, financial condition and results of operations.

Changes in interest rates could lead to lower mortgage origination volume, which could adversely affect our business, financial condition and results of operations.

In 2015, approximately 60 percent of our revenue was derived from the origination of residential mortgages. The residential real estate mortgage lending business is sensitive to interest rates, and lower interest rates generally increase that business, while higher interest rates generally cause that business to decrease. Therefore, our performance is typically correlated to fluctuations in interest rates. Historically, mortgage origination volumes and sales for the Bank and for other financial institutions have widened and narrowed in response to these and other factors. During portions of 2015, the interest rate environment was quite favorable for mortgage loan originations, particularly refinancing activity. There is no guarantee that these conditions will persist, and a change in these conditions could have a material adverse effect on our operating results.

In addition, increasing long-term interest rates may decrease our mortgage loan originations. Generally, the volume of mortgage loan originations is inversely related to the long-term interest rate curve. During periods of low long-term interest rates, a significant number of our customers may elect accelerated prepayments as they seek to refinance their mortgages (i.e., pay off their existing higher rate mortgage loans with new mortgage loans obtained at lower interest rates). Our profitability levels and those of others in the mortgage industry have generally been strongest during periods of low and/or declining interest rates.

Changes in interest rates could adversely affect our held-for-investment mortgage loan portfolio, our mortgage related assets, our financial condition and results of operations.

Changes in interest rates may affect the average life of our mortgage loans and mortgage related securities. Decreases in interest rates can trigger an increase in prepayments of our mortgage loans and mortgage-related securities, as borrowers refinance to reduce their own borrowing costs. As prepayment speeds on mortgage related securities increase, any premium amortization would increase on a prospective basis. Any immediate adjustments required under the application of the interest method of income recognition may also result in lower net interest income. On the other hand, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate mortgage loans. Additionally, there were wider spreads between short- and long-term interest rates during portions of 2015, resulting in higher profit margins on loan sales than in prior periods.

Changes in interest rates could adversely affect our results of operations and financial condition, including on our net interest margin and the value of our investment assets.

Our results of operations and financial condition could be significantly affected by changes in interest rates. Our financial results depend substantially on net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. While we have modeled rising interest rate scenarios using historic data and such scenarios result in an increase in our net interest income, our interest-bearing liabilities may reprice or mature more quickly than modeled, thus resulting in a decrease in our net interest income.

Changes in interest rates also affect the value of our variable rate loans held-for-sale, loans held-for-investment and investment securities. Generally, the value of our investment securities fluctuates inversely with changes in interest rates. Decreases in the fair value of our investment securities, therefore, could have an adverse effect on our stockholders’ equity or our earnings if the decrease in fair value is deemed to be other than temporary.

At December 31, 2015 we had $296 million of MSRs which we manage using certain derivative strategies which may be ineffective.

We invest in MSRs to support mortgage strategies and to deploy capital at acceptable returns. Our MSRs are sensitive to interest rate volatility and are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, when interest rates fluctuate, repricing risks arise from the timing difference in the maturity and/or repricing of assets, liabilities and off-balance sheet positions. While such repricing mismatches are fundamental to our business, they can expose us to fluctuations in income and economic value, in particular as interest rates vary. We utilize derivatives and other fair value assets as part of our overall hedging strategy to manage the impact of changes in the fair value of the MSRs, but these risk management strategies do not completely eliminate repricing risk. Although we use models to assess the impact of interest rates on mortgage related revenues, the estimates of revenues produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may differ from actual subsequent experience. In addition, our hedging strategies rely on assumptions and projections regarding assets and general market factors, many of which are outside of our control. If one or more of these assumptions and projections proves to be incorrect or our hedging strategies may not adequately mitigate the impact of changes in interest rates or prepayment speeds, and as a result we may incur losses that would adversely impact earnings.

At December 31, 2015, our MSR was $296 million or 20.6 percent of Tier 1 Capital. We may be unable to effectively manage our MSR concentration risk which could impact capital under Basel III, which when fully phased-in will require any MSR balance exceeding 10 percent of our Common Equity Tier 1 (CET1) capital deduction threshold.

As of January 1, 2015, we are subject to new rules relating to capital standards requirements, including requirements contemplated by Section 171 of the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision, which standards are commonly referred to as Basel III. Basel III established a new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights. Basel III limits the inclusion of MSRs and deferred tax assets to 10 percent of Common Equity Tier 1 (as defined in the Basel III final framework, "CET1"), individually, and 15 percent of CET1, in the aggregate. We have established a plan to reduce these assets before the Basel III full implementation date of March 31, 2018 and are taking other actions to reduce our book balance by that date. However, no assurances can be given that we will be able to do so, or that we will be successful in selling these assets at their current fair value. If implemented today, we would experience another 263 basis points reduction in Tier 1 Capital (to risk weighted assets) and 149 basis points reduction in the leverage ratio (Tier 1 Capital to adjusted average assets). The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. See Note 22 of the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for additional information regarding Basel III.

At December 31, 2015 our allowance for loan and lease losses was $187 million, covering 3.0 percent of total loans held-for-investment. Our estimate of the inherent losses are imperfect, the portfolio is relatively new and we are using underwriting standards which have not been in place for a long period of time.

Our estimate of the allowance for loan and lease losses of $187 million at December 31, 2015, may not be adequate to cover actual credit losses, and future provisions for credit losses could adversely affect our business, financial condition, results of operations, cash flows and prospects. Our allowance for loan losses is based on prior experience as well as an evaluation of the risks incurred in the current portfolio. The determination of an appropriate level of loan loss allowance is an inherently subjective process that requires significant management judgment including estimates of loss and the loss emergence period. We make various assumptions, estimates and judgments about the collectability of our loan portfolio including but not limited to the creditworthiness of our borrowers and the value of real estate or other collateral backing the repayment of loans. New information regarding existing loans, identification of additional problem loans, failure of borrowers and guarantors to perform in accordance with the terms of their loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Moreover, our regulators, as part of their supervisory function, periodically review our allowance for loan losses. Our regulators, who have access to broader industry data that we do not have, may recommend or require us to change our allowance for loan losses, based on their judgment, which may be different from that of our management or other regulators. Any increase in our loan losses could have an adverse effect on our earnings and financial condition.

Concentration of loans held-for-investment in certain geographic locations may increase risk.

Our mortgage loan portfolio is geographically concentrated in certain states, including California, Michigan, Florida, and Texas, which is approximately 60 percent of the portfolio. In addition, approximately 90 percent of our commercial real estate loans are in Michigan or are repayable by borrowers who have significant operations in Michigan. This concentration has made, and will continue to make, our loan portfolio particularly susceptible to downturns in the general economy and the real estate and mortgage markets. Michigan and California have had significant volatility in housing prices in the recent past. Adverse conditions beyond our control, including unemployment, inflation, recession, natural disasters, declining property values, municipal bankruptcies and other factors in these markets could increase default rates in our loan portfolio and could reduce our ability to generate new loans and otherwise negatively affect our financial results.

In 2015, we continued to grow our portfolio of commercial real estate and commercial industrial loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate loans due to the more complex nature of underwriting associated with commercial loans. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan.

Liquidity is essential to our business and our ability to borrow funds, maintain or increase deposits or raise capital at commercially reasonable terms or at all may adversely affect our liquidity and earnings.

We require substantial liquidity to meet our deposit and debt obligations as they come due, fund our operations and for potential unforeseen liabilities or losses, including without limitation those that could be incurred in connection with the settlement of litigation, regulatory proceedings or other matters. Our access to liquidity could be impaired by our inability to access the capital markets or unforeseen outflows of deposits. Our access to external sources of financing, including deposits, as well as the cost of that financing, is dependent on various factors including regulatory restrictions. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, declining financial results and losses, material changes to operating margins, financial leverage on an absolute or relative to peers, changes within the organization, specific events that impact our financial condition or reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting assets, the corporate and regulatory structure, balance sheet and capital structure, geographic and business diversification, interest rate fluctuations, market share and competitive position, general economic conditions and the legal, regulatory, accounting and tax environments governing funding transactions. Many of these factors are beyond our control. The material deterioration in any one or a combination of these factors could result in a downgrade of our credit or servicer standing with counterparties or a decline in our reputation within the marketplace and could result in higher cash outflows requiring additional access to liquidity, having a limited ability to borrow funds, maintain or increase deposits (including custodial deposits for our agency servicing portfolio) or to raise capital on commercially reasonable terms or at all.

Our ability to make mortgage loans and fund our investments and operations depends largely on our ability to secure funds on terms acceptable to us. Our primary sources of funds to meet our financing needs include loan sales; deposits, which include custodial accounts from our servicing portfolio and brokered deposits and public funds; borrowings from the Federal Home Loan Bank or other federally backed entities; borrowings from investment and commercial banks through repurchase agreements; and capital-raising activities. If we are unable to maintain any of these financing arrangements, are restricted from accessing certain funding sources by our regulators, are unable to arrange for new financing on terms acceptable to us or at all or if we default on any of the covenants imposed upon us by our borrowing facilities, then we may have to reduce the number of mortgage loans we are able to originate for sale in the secondary market or for our own investment or take other actions that could have other negative effects on our operations. A prolonged significant reduction in loan originations that occurs as a result could adversely impact our earnings, financial condition, results of operations and future prospects. There is no guarantee that we will be able to renew or maintain our financing arrangements or deposits or that we will be able to adequately access capital markets when or if a need for additional capital arises.

In addition, we previously provided notice to the U.S. Treasury exercising our contractual right to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding. Also, under the terms of our indenture agreements related to the trust preferred securities ("TPS"), we deferred interest payments since 2012 and may do so for up to 20 consecutive quarters without default or penalty. If we intend to resume interest or dividend payments on either or both the preferred stock and the trust preferred securities and do not have adequate financing at the Holding Company this would require a dividend from the Bank to the Holding Company, which could adversely affect the business, financial condition and results of operations of the Bank. Please see "Regulatory Risk Factors," for additional risk factors on the risk of default of the TPS.

We use assumptions and estimates in determining the fair value of certain of our assets and liabilities, which assumptions and estimates may prove to be incorrect, resulting in significant declines or increases in valuation.

A total of $4,301 million of assets and $110 million of liabilities are carried on our Consolidated Statements of Financial Condition at fair value, including our MSRs, loans held-for-sale, certain loans held-for-investment, available-for-sale investment securities, derivatives, certain long-term debt and the future obligations arising from our settlement with the Department of Justice ("DOJ"). Generally, for assets that are reported at fair value, we use quoted market prices when available. In certain cases, observable market prices and data may not be readily available or their availability may be diminished due to market conditions. In such cases, we use internally developed financial models that utilize observable market data inputs as well as asset specific collateral data and market inputs for interest rates to estimate the fair value of certain of these assets and liabilities. These valuation models rely to some degree on management's assumptions, estimates and judgment, which are inherently uncertain. We cannot be certain that the models or the underlying assumptions will prove to be predictive and remain so over time, and therefore, actual results may differ from our models and assumptions. Different assumptions could result in significant declines in valuation, which in turn could result in significant declines or increases in the dollar amount of assets or increases in the liabilities we report on our Consolidated Statements of Financial Condition. In addition, sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment. If assumptions or estimates underlying our Consolidated Statements of Financial Condition are incorrect, we may experience material losses.

Regulatory Risk

We and the Bank remain subject to the restrictions and conditions of the Consent Orders with the OCC and CFPB, and Supervisory Agreement with the Federal Reserve. Failure to comply with the Consent Orders or Supervisory Agreement could result in further enforcement action against us.

There is no guarantee that the Bank will be able to fully comply with the Consent Orders. In the event that we are in material non-compliance with the terms of the Consent Orders, the CFPB and OCC have the authority to subject the Bank to additional corrective actions. Moreover, they could initiate further enforcement actions against the Bank, seek an injunction requiring the Bank and its officers and directors to comply with the Consent Orders and seek civil money penalties against us and our officers and directors. Any failure by the Bank to comply with the terms of the Consent Orders or additional actions could adversely affect our business, financial condition and results of operations. In addition, the Bank’s competitors may not be subject to similar actions, which could limit our ability to compete effectively. These corrective actions could negatively impact the Bank's operations and financial performance. See the Consent Order discussions in Item 1. Business, herein, for further details.

We also remain subject to the Supervisory Agreement, which requires that we take certain actions to address issues identified by the OTS. The Supervisory Agreement is enforced by the Federal Reserve as the successor regulator to the OTS with respect to savings and loan holding companies. The Supervisory Agreement requires that we submit a capital plan; receive written non-objection before declaring or paying any dividend or other capital distribution, incurring or renewing any debt and engaging in affiliate transactions (with limited exceptions); comply with applicable regulatory requirements before making certain severance and indemnification payments; and provide notice prior to changes in directors and certain executive officers or entering into, renewing, extending or revising compensation or benefits agreements of such directors or executive officers, with such changes being subject to Federal Reserve approval. While we believe that we have taken numerous steps to comply with, and intend to comply with in the future, the requirements of the Supervisory Agreement, failure to comply with the Supervisory Agreement in the time frames provided, or at all, could result in additional enforcement orders or penalties, which could include further restrictions on us, assessment of civil money penalties on us, as well as our directors, officers and other affiliated parties and removal of one or more officers and/or directors. Any failure by us to comply with the terms of the Supervisory Agreement or additional actions by the Federal Reserve could adversely affect our business, financial condition and results of operations. Moreover, our competitors may not be subject to similar actions, which could limit our ability to compete effectively. See the Supervisory Agreement discussion in Item 1. Business, herein, for further details.

Expanded regulatory oversight over our business could significantly increase our risks and costs associated with complying with current and future regulations, which could adversely affect our financial condition and results of operations.

As noted in "Item 1 - Business - Regulation and Supervision," we are subject to a wide variety of banking, consumer protection and securities laws, regulations and supervisory expectations and numerous regulatory and enforcement authorities. As a result of and in addition to new legislation aimed at regulatory reform, such as the Dodd-Frank Act, and the increased capital requirements introduced by the Basel III final rules, the regulatory agencies generally are taking a more stringent approach to supervising and regulating financial institutions and financial products and services over which they exercise their respective supervisory authorities. We, the Bank and our products and services all remain subject to greater supervisory scrutiny and enhanced supervisory requirements and expectations. We expect to continue to face greater supervisory scrutiny and enhanced supervisory requirements in the foreseeable future.

As a result of increasing scrutiny and regulation of the banking industry and consumer practices, we may face a greater number or wider scope of examinations, investigations, enforcement actions and litigation, thereby increasing our costs associated with responding to or defending such actions, as well as potentially resulting in costs associated with fines, penalties, settlements or judgments. In addition, increased regulatory inquiries and investigations, as well as any additional legislative or regulatory developments affecting our businesses, and any required changes to our operations resulting from these developments, could reduce our revenue, limit the products or services that we offer or increase the costs thereof, impose additional compliance costs, harm our reputation or otherwise adversely affect our businesses. Some of these laws may provide a private right of action that a consumer or class of consumers may seek to pursue to enforce these laws and regulations.

Financial services reform legislation has resulted in, among other things, numerous restrictions and requirements which could negatively impact our business and increase our costs of operations.

The Dodd-Frank Act has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act and its implementing regulations have increased and may continue to increase our operating and compliance costs and our interest expense. In addition, compliance obligations have exposed us and will continue to expose us to additional noncompliance risk and could divert management’s focus from our business operations. Furthermore, the combined effect of numerous rulemakings by multiple governmental agencies and regulators, and the potential conflicts or inconsistencies among such rules, present challenges and risks to our business and operations.

The CFPB has broad and unique rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers, including prohibitions against unfair, deceptive or abusive practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service including regulations related to the origination and servicing of residential mortgages. The concept of what may be considered to be an "abusive" practice is new under the law. The CFPB has also finalized a number of significant rules and guidance that impact nearly every aspect of the life cycle of a residential mortgage. The CFPB continues to revise these rules and propose new rules. Effective in 2016, the Bank is again subject to the CFPB’s supervisory, examination and enforcement authority with respect to consumer protection laws and regulations, due to reporting assets of more than $10 billion for four consecutive quarters. As a result, we could incur increased costs, potential litigation or be materially limited or restricted in our business, product offerings or services in the future.

We are highly dependent on the Agencies to sell mortgage loans and any changes in these entities or their current roles could adversely affect our business, financial condition and results of operations.

We sell approximately 70 percent of our mortgage loans to Fannie Mae and Freddie Mac. The future roles of Fannie Mae and Freddie Mac remain in conservatorship and a path forward is unclear. These roles could be reduced, modified or eliminated and the nature of their guarantees could be limited or eliminated relative to historical measurements.

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

Changes in the servicing or origination guidelines required by the Agencies could adversely affect our business, financial condition and results of operations.

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

In addition, changes in the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the insurance provided by the FHA could also have broad adverse market implications. The fees that we are required to pay to the Agencies for these guarantees have changed significantly over time and any future increases in these fees would adversely affect our business, financial condition and results of operations.

We depend upon having FDIC insurance to raise deposit funding at reasonable rates. Increases in deposit insurance premiums and special FDIC assessments will adversely affect our earnings.

The Dodd-Frank Act required the FDIC to substantially revise its regulations for determining the amount of an institution's deposit insurance premiums. The FDIC has defined the deposit insurance assessment base for an insured depository institution as average consolidated total assets during the assessment period, minus average tangible equity. Our assessment rate is determined by use of a scorecard that combines a financial institution's Capital, Asset Quality, Management, Earnings, Liquidity and Sensitivity ("CAMELS") ratings with certain forward-looking financial information. The FDIC may determine that we present a higher risk to the DIF than other banks due to certain factors. These factors include significant risks relating to interest rates, loan portfolio and geographic concentration, concentration of high credit risk loans, increased loan losses, regulatory compliance (including under existing agreements with regulators such as the Consent Order and Supervisory Agreement), existing and future litigation and other factors. As a result, we could be subject to higher deposit insurance premiums and special assessments in the future that could adversely affect our earnings. The Bank’s deposit insurance premiums and special assessments in the future also may be higher than competing banks may be required to pay.

We are a holding company and therefore dependent on the Bank for funding of obligations and dividends.

As a holding company with no significant assets other than the capital stock of the Bank, our ability to service our debt or preferred stock obligations, including interest payments on debentures underlying the trust preferred securities and dividend payments on the preferred shares, is dependent upon available cash on hand and the receipt of dividends from the Bank on such capital stock. The declaration and payment of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Bank's board of directors and to applicable regulatory and legal limitations, including receiving approval from the OCC, compliance with the approved capital plan submitted pursuant to the Consent Order and receiving approval from the Federal Reserve. If the Bank does not make dividend payments to us, we may not be able to service our debt or preferred stock obligations, which could have a material adverse effect on our financial condition and results of operations.

At December 31, 2015, we had accumulated deferrals for 16 consecutive quarters of interest payments due on our TPS totaling $27 million of deferred interest. We are only allowed up to 20 consecutive quarters of deferral after which we will be in default. If we default and are unable, or not allowed, to make the required payments, TPS holders could file to put the Holding Company into bankruptcy.

We exercised our contractual right in 2012 to defer interest payments with respect to our TPS. Under the terms of the related indentures, we may only defer interest payments for up to 20 consecutive quarters without default or penalty. As of December 31, 2015 we had deferred interest payments for 16 consecutive quarters, with the cumulative amount in arrears as of December 31, 2015 totaling $27 million. If we do not pay all deferred amounts then due by the end of the 20th quarter, i.e., by December 31, 2016, and resume current interest payments, we will be in default. There can be no assurances that we will be able, or allowed, to pay off these deferred amounts and resume making current interest payments by that time. If we default and do not cure the default through such payments, TPS holders could file to put the Holding Company into bankruptcy.

Operational Risk

A failure of our information technology systems, or those of our key third party vendors or service providers, could cause operational losses and damage our reputation.

Our businesses are increasingly dependent on our ability to process, record and monitor a large number of complex transactions and data. If our internal financial, accounting, or other information technology systems fail, we may be unable to conduct business for a period of time, which may impact our financial results if that interruption is sustained. In addition, our reputation with our customers or counterparties may suffer, which could have a further, long-term impact on our financial results.

Also, because we conduct part of our business over the Internet and outsource a significant number of our critical functions to third parties, our operations depend on our third-party service providers to maintain and operate their own technology systems. To the extent these third parties’ systems fail, we may be unable to conduct business or provide certain services, and we may face financial and reputational losses as a result.

We collect, store and transfer our customers’ personally identifiable information, and any compromise to the security of that information may have meaningful consequences for us.

Data breaches are of a particular concern as in the processing of consumer transactions, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. There are a myriad of federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data.

We have policies and processes in place that are intended to meet the requirements of those laws, including security systems in place to prevent unauthorized access to that information. Nevertheless, those processes and systems may be inadequate. Also, to the extent we rely upon third parties to handle personally identifiable data on our behalf, we may be responsible if such data is compromised while in the custody and control of those third parties.

Privacy laws are still evolving, and many local jurisdictions have laws that differ from federal law. At times, we may also be governed by privacy laws outside the U.S., with which we are less familiar. If we fail to comply with applicable privacy policies or federal, state or international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data, those events could damage the reputation of our business, and discourage potential users from utilizing our products and services. In addition, we may have to bear the cost of mitigating identity theft concerns, and may additionally be subject to fines or legal proceedings by governmental agencies or consumers. Any of these events could adversely affect our business, financial condition and results of operations.

We may be terminated as a servicer or subservicer or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.

We act as servicer and subservicer for mortgage loans owned by third parties, which is approximately 10 percent of our revenue and $1.2 billion of our average deposits. In such capacities for those loans, we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

For certain investors and/or certain transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. If we have increased repurchase obligations because of claims for which we did not satisfy our obligations as a servicer, or increased loss severity on such repurchases, we may have a significant reduction to noninterest income or increase to noninterest expense. We may incur significant costs if we are required to, or if we elect to, re-execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to the borrower and/or to any title insurer of the property sold in foreclosure if the required process was not followed. These costs and liabilities may not be legally or otherwise reimbursable to us.

We may be required to repurchase mortgage loans, pay fees or indemnify buyers against losses in some circumstances, which could harm liquidity, results of operations and financial condition.

When mortgage loans are sold by us, we make customary representations and warranties to purchasers, guarantors and insurers, including the Agencies, about the mortgage loans, and the manner in which they were originated. We have made, and will continue to make, such representations and warranties in connection with the sale of loans. Whole loan sale agreements require us to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan or we may be required to pay fees. We also are subject to litigation relating to these representations and warranties and the costs of such litigation may be significant. With respect to loans that are originated through our broker or correspondent channels, the remedies we have available against the originating broker or correspondent, if any, may not be as broad as the remedies available to purchasers, guarantors and insurers of mortgage loans against us. In addition, we also face further risk that the originating broker or correspondent, if any, may not have financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser, guarantor or insurer enforces its remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims, the liquidity, results of operations and financial condition may also be adversely affected.

Our representation and warranty reserve for losses at December 31, 2015 is $40 million. This may not be adequate to cover losses for loans that we have sold or securitized into the secondary market which we may be subsequently required to repurchase, pay fines or fees, or indemnify purchasers and insurers because of violations of customary representations and warranties. In addition, our regulators, as part of their supervisory function, periodically review our representation and warranty reserve for losses. Our regulators may recommend or require us to increase our reserve, based on their judgment, which may be different from that of our management. Any increase in our loan losses could have an adverse effect on our earnings and financial condition.

We utilize third party mortgage originators over whom we have less control which may expose us to risk.

We rely on third party mortgage originators to make and document the mortgage loans we purchase. While we perform investigations on the mortgage companies with whom we do business and review the loan files and loan documents we purchase to attempt to detect any irregularities or legal noncompliance, we have less control over these originators than employees of the Bank. Our ability to control the third party mortgage originators could have an adverse impact on our business. In addition, these arrangements with third party mortgage originators and the fees payable by us to such third parties could be subject to additional regulatory scrutiny and restrictions in the future.

Our mortgage volume may be impacted by our use of third party mortgage originators.

Approximately 95 percent of our residential first mortgage volume depends upon the use of third party mortgage originators, who are not our employees. These third parties originate mortgages and provide services to many different banks and other entities. Accordingly, they may have relationships with or loyalties to such banks and other parties that are different from those they have with or to us. Failure to maintain good relations with such third party mortgage originators could have a negative impact on our market share which would negatively impact our net income.

Due to increasing regulatory scrutiny, our third party mortgage originators could choose or be required to either reduce the scope of their business or exit the mortgage origination business altogether. This could lead to a decrease in our mortgage volume.

Our financial results fluctuate as a result of the cyclical nature of our business and seasonality, which may adversely affect our business, financial condition and results of operations and make it difficult to predict our future performance.

    Our mortgage origination business is subject to the cyclical and seasonal trends of the real estate market. Cyclicality in our industry could lead to periods of strong growth in the mortgage and real estate markets followed by periods of sharp declines and losses in such markets. One of the primary influences on our mortgage business is the aggregate demand for mortgage loans in our market areas, which is affected by prevailing interest rates. If we are unable to respond to the cyclicality of our industry by appropriately adjusting our operations, headcount and overhead, our business, financial condition and results of operations could be adversely affected.

In addition, seasonal trends have historically reflected the general patterns of residential and commercial real estate sales, which typically peak in the spring and summer seasons. Although in recent periods the broader cyclical trends in the mortgage and real estate markets have disrupted the customary historical seasonal trends, such seasonal trends could resume in the future, which could cause our quarterly operating results to fluctuate and make it difficult to predict our future operating performance. Furthermore, Basel III also provides for a countercyclical capital buffer to induce banking organizations to hold capital in excess of regulatory minimums.

While we recently reversed the valuation allowance for our deferred tax assets, we may not be able to realize these assets or may have to establish a valuation allowance in the future, which could adversely affect our operating results.

Management assesses the valuation allowance recorded against deferred tax assets at each reporting period and currently has no valuation allowance related to federal deferred tax assets and a valuation of allowance of $22 million related to state taxes. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all available positive and negative evidence. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred taxes represents our best estimate as described in Note 21 to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations.

General Risk Factors

MP Thrift, an entity managed and controlled by MatlinPatterson, owns 63.1 percent of our common stock and has significant influence over us, including control over decisions that require the approval of stockholders, whether or not such decisions are in the best interests of other stockholders.

MP Thrift owns a substantial majority of our outstanding common stock and as a result, has control over our decisions to enter into any corporate transaction and also the ability to prevent any transaction that requires the approval of our board of directors or the stockholders regardless of whether or not other members of our board of directors or stockholders believe that any such transactions are in their own best interests. So long as MP Thrift continues to hold a majority of our outstanding common stock, it will have the ability to control the vote in any election of directors and other matters being voted on, and continue to exert significant influence over us. Furthermore, MP Thrift may have interests that could diverge from the interests of other stockholders, and may use its control to make decisions that adversely affect the interest of other common stockholders and other holders of our debt or other equity instruments.

Additionally, our ability to use our deferred tax assets to offset future taxable income may be significantly limited if we experience an "ownership change" as defined for U.S. federal income tax purposes. Section 382 of the Internal Revenue Code imposes restrictions on the use of a corporation’s net operating losses, certain recognized built-in losses, and other carryovers after an ownership change occurs. As we have a controlling stockholder, any stock offering in isolation or when combined with other ownership changes, could cause us to experience an ownership change. If an ownership change were to occur, we believe it could cause us to permanently lose the ability to realize a portion of our net operating losses ("NOL") related deferred tax asset, resulting in reduction to total stockholders’ equity.

We are subject to a number of legal or regulatory proceedings, therefore making them difficult to predict.

At any given time, we are defending ourselves against a number of legal and regulatory investigating and proceedings. Proceedings or actions brought against us may result in judgments, settlements, fines, penalties, injunctions, business improvement orders, consent orders, supervisory agreements, restrictions on our business activities or other results adverse to us, which could materially and negatively affect our businesses. If such claims and other matters are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for those products and services. In addition, some of the laws and regulations to which we are subject may provide a private right of action that a consumer or class of consumers may pursue to enforce these laws and regulations. We also have been, and may continue to be in the future, subject to stockholder derivative actions, which could seek significant damages or other relief. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Moreover, claims asserted against us can be highly complicated and slow to develop, making the outcome of such proceedings difficult to predict or estimate early in the process. As a participant in the financial services industry, it is likely that we will continue to experience a high level of litigation and regulatory scrutiny and investigations relating to our business and operations. The results of these legal and regulatory proceedings could lead to significant monetary damages or penalties, restrictions on the way in which we conduct our business, or reputational harm.

Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal and regulatory proceedings, amounts accrued may not represent the ultimate loss to us from the legal and regulatory proceedings in question. As a result, our ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2015, through our headquarters located in Troy, Michigan, totaling approximately 373,210 square feet with approximately 80 percent capacity. We also operate a regional office in Jackson, Michigan, 99 branches in Michigan and 10 retail centers in nine states (Michigan, Arizona, Connecticut, Florida, Kentucky, Missouri, New York, North Carolina and Ohio). We also maintain five wholesale lending offices, one underwriting office and one commercial lending office. Our banking centers consist of 76 free-standing office buildings, two in-store banking centers and 21 centers in buildings in which there are other tenants, typically strip malls.

As of December 31, 2015, we owned buildings and land for 73 of our offices (including our headquarters) and lease the remaining 42 offices. The offices that we lease have lease expiration dates ranging from 2016 to 2023.

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

Our common stock trades on the NYSE under the trading symbol FBC. At December 31, 2015, there were 56,483,258 shares of our common stock outstanding held by approximately 14,514 stockholders of record. The following table shows the high and low sale prices for our common stock during each calendar quarter during 2015 and 2014.

Quarter Ending	Highest Sale Price	Lowest Sale Price
December 31, 2015	$24.95	$20.60
September 30, 2015	21.01	17.83
June 30, 2015	19.44	14.61
March 31, 2015	16.50	14.10
December 31, 2014	$16.78	$14.42
September 30, 2014	19.25	16.26
June 30, 2014	21.83	16.43
March 31, 2014	22.57	19.57

Dividends

We have not paid dividends on our common stock since the fourth quarter 2007. The amount and nature of any dividends declared on our common stock in the future will be determined by our board of directors. We are generally prohibited from making any dividend payments on stock except pursuant to the prior non-objection of the Federal Reserve as set forth in the Supervisory Agreement. In addition, we are prohibited from paying dividends on our common stock so long as we have deferred and unpaid dividends on our preferred stock issues and deferred and unpaid interest on our trust preferred securities.

On January 27, 2012, we provided notice to the U.S. Treasury exercising our contractual right to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding. The cumulative amount in arrears as of December 31, 2015 is $86 million.

In addition, our principal sources of funds are cash dividends paid by the Bank to us and other subsidiaries, investment income and borrowings. Federal laws and regulations limit the amount of dividends or other capital distributions that the Bank may pay us. The Bank has an internal practice to remain "well-capitalized" under OCC capital adequacy regulations as discussed above. The Bank must seek prior approval from the OCC at least 30 days before it may make a dividend payment or other capital distribution to us.

Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (2)	445,528	$80.00	437,402
Equity compensation plans not approved by security holders (3)	907,741	—	—
Total	1,353,269	$80.00	437,402

(1)
Weighted average exercise price is calculated including restricted stock units, which for this purpose are treated as having an exercise price of zero. If calculated solely for options and stock appreciation rights that have an exercise price, the weighted exercise price of outstanding options, warrants and rights at December 31, 2015 was $80.00.

(2)
See Note 20 of the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for additional information regarding the 2006 Equity Incentive Plan (the "2006 Plan").

(3)
If the 2016 Flagstar Bancorp, Inc. Stock and Incentive Plan  (the "2016 Plan") is approved by shareholders, these shares will remain in the 2006 Plan, and will not be available for equity awards pursuant to the terms of the proposed 2016 Plan.

Sale of Unregistered Securities

We made no unregistered sales of our equity securities during the fiscal year ended December 31, 2015.

Issuer Purchases of Equity Securities

We made no purchases of equity securities during the fiscal year ended December 31, 2015.

Performance Graph

CUMULATIVE TOTAL STOCKHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
DECEMBER 31, 2010 THROUGH DECEMBER 31, 2015

	Nasdaq Financial	Nasdaq Bank	S&P Small Cap 600	Russell 2000	Flagstar Bancorp
December 31, 2010	100	100	100	100	100
December 31, 2011	87	88	100	95	31
December 31, 2012	99	101	115	108	119
December 31, 2013	137	141	160	148	120
December 31, 2014	140	145	167	154	97
December 31, 2015	145	154	162	145	142

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except share data and percentages)
Summary of Consolidated
Statements of Operations
Interest income	$355	$286	$330	$481	$465
Interest expense	68	39	144	184	220
Net interest income	287	247	186	297	245
(Benefit) provision for loan losses	(19)	132	70	276	177
Net interest income after provision for loan losses	306	115	116	21	68
Noninterest income	470	361	653	1,021	386
Noninterest expense	536	579	918	989	635
Income before income taxes provision	240	(103)	(149)	53	(181)
Provision for income taxes (1)	82	(34)	(416)	(16)	1
Net income (loss)	158	(69)	267	69	(182)
Preferred stock dividends/accretion	—	(1)	(6)	(6)	(17)
Net income (loss) from continuing operations	$158	$(70)	$261	$63	$(199)
Income (loss) per share:
Basic (2)	$2.27	$(1.72)	$4.40	$0.88	$(3.62)
Diluted (2)	$2.24	$(1.72)	$4.37	$0.87	$(3.62)
Weighted average shares outstanding:
Basic (2)	56,426,977	56,246,528	56,063,282	55,762,196	55,434,296
Diluted (2)	57,164,523	56,246,528	56,518,181	56,193,515	55,434,296

Mortgage loans originated (3)	$29,402	$24,608	$37,482	$53,587	$26,613
Mortgage loans sold and securitized	$26,307	$24,407	$39,075	$53,094	$27,451
Interest rate spread	2.58%	2.80%	1.50%	1.96%	1.85%
Net interest margin	2.74%	2.91%	1.72%	2.26%	2.07%
Average interest-earning assets	$10,436	$8,440	$10,882	$13,104	$11,804
Average interest paying liabilities	$8,305	$6,780	$9,338	$10,786	$10,539
Average stockholders’ equity	$1,486	$1,406	$1,239	$1,192	$1,186
Return (loss) on average assets	1.32%	(0.71)%	2.08%	0.43%	(1.49)%
Return (loss) on average equity	10.63%	(4.97)%	21.09%	5.26%	(16.78)%
Efficiency ratio	70.9%	95.4%	109.4%	75.1%	100.6%
Equity/assets ratio (average for the period)	12.43%	14.22%	9.87%	8.10%	8.88%
Net charge-offs to average LHFI	1.85%	1.07%	4.00%	4.43%	2.14%

(1)	The effective tax rate was 34.2 percent, 32.9 percent, 29.7 percent, 0.6 percent, and 0.6 percent for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(2)	For the year ended December 31, 2011, the amounts have been restated for one-for-ten stock split announced September 27, 2012 and began trading on October 11, 2012.

(3)	Includes residential first mortgage and second mortgage loans.

	December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share data and percentages)
Summary of Consolidated
Statements of Financial Condition
Total assets	$13,715	$9,840	$9,407	$14,082	$13,637
Loans receivable, net	$9,226	$6,523	$6,637	$10,914	$10,421
Mortgage servicing rights	$296	$258	$285	$711	$511
Total deposits	$7,935	$7,069	$6,140	$8,294	$7,690
Federal Home Loan Bank advances	$3,541	$514	$988	$3,180	$3,953
Long-term debt	$247	$331	$353	$247	$249
Stockholders' equity (1)	$1,529	$1,373	$1,426	$1,159	$1,080
Book value per common share (2)	$22.33	$19.64	$20.66	$16.12	$14.80
Number of common shares outstanding (thousands) (2)	56,483	56,332	56,138	55,863	55,578
Ratio of allowance for loan losses to LHFI (3)	3.00%	7.01%	5.42%	5.61%	4.52%
Ratio of nonperforming assets to total assets	0.61%	1.41%	1.94%	3.70%	4.42%
Equity-to-assets ratio	11.14%	13.95%	15.16%	8.53%	7.92%
Common equity-to-assets ratio	9.20%	11.24%	12.33%	6.38%	6.05%
Tier 1 capital ratio (to adjusted total assets) (4)	11.79%	12.43%	13.97%	9.26%	8.95%
Common equity Tier 1 capital ratio (to risk-weighted assets) (4)	19.42%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets) (4)	20.71%	23.85%	28.11%	17.18%	16.64%
Number of banking centers	99	107	111	111	111
Number of FTE employees	2,713	2,739	3,253	3,662	3,136

(1)	Includes preferred stock totaling $267 million, $267 million, $266 million, $260 million, and $255 million at December 31, 2015 through 2011, respectively.

(2)	Restated for one-for-ten reverse stock splits effective on October 10, 2012.

(3)	Excludes loans carried under the fair value option

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

Overview

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At December 31, 2015, our total assets were $14 billion, making us the largest bank headquartered in Michigan and one of the top 10 largest savings banks in the United States. We have three major operating segments: Mortgage Originations, Mortgage Servicing, and Community Banking. Through these lines of business, we emphasize the delivery of a complete set of mortgage and banking products and services and are distinguished by local delivery, customer service and product pricing.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP and reflect general practices within our industry. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Some of our significant accounting policies require complex judgments and estimates to determine values of assets and liabilities. The more judgmental, uncertain and complex estimates are further discussed below. These estimates are based on information available to management as of the date of the Consolidated Financial Statements. Accordingly, as this information changes, future financial statements could reflect different estimates or judgments.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses that are inherent in our loans held-for-investment portfolio but which have not yet been realized as of the date of our Consolidated Statements of Financial Condition. We establish an allowance when (a) available information indicates that it is probable that a loss has occurred and (b) the amount of the loss can be reasonably estimated. We believe that the accounting estimates related to the allowance for loan losses are critical because they require us to make larger subjective and complex judgments about the effect of matters that are inherently uncertain. As a result, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. Our methodology for assessing the adequacy of the allowance involves a significant amount of judgment. Although management believes its process for estimating the allowance for loan losses adequately considers all of the factors that could potentially result in loan losses, the process also includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect operations or our financial position in future periods.

Consumer loans.    Impaired residential loans include loan modifications considered to be TDRs as well as all nonperforming loans. The allowance related to nonperforming residential mortgage loans, including re-defaulted TDRs and certain other severely past due loans, is based on the underlying collateral value obtained through appraisals or broker's price opinions, updated at least semi-annually, less management's estimates of cost to sell. The allowance attributed to TDRs performing under the terms of their modification is based on the present value of the expected future cash flows discounted at the loan's original effective interest rate as these loans are not considered to be collateral dependent.

For those loans not individually evaluated for impairment, management has sub-divided the consumer loans into homogeneous portfolios for which the allowance for loan losses is determined on a collective basis primarily utilizing a historical loss model based on common risk characteristics that include a qualitative factor component.

Our historical loss model is based upon management's qualitative assessment and utilizes a loss emergence period that represents the average amount of time between when the loss event first occurs and when the specific loan is charged-off. The time period starts when the borrower first begins to experience financial difficulty and continues until the actual loss is recorded. The loss emergence period is variable and may change based on changes in underlying economic conditions or market factors. For portfolios that do not have adequate loss experience and purchased portfolios, we utilize peer loss data in determining the allowance for loan losses.

Management assigns qualitative factors to each loan portfolio segment in the consumer portfolio based on consideration of the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, changes in concentrations of credit, and other internal or external factor changes. These factors are used to reflect changes in the collectability of the portfolio not captured by the historical loss model. As such, the qualitative factors supplement actual loss experience based on management's judgment to estimate the loss within the loan portfolios.

For all classes within the consumer and commercial loan portfolio, loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due (or nonperforming), or earlier when we become aware of information indicating that collection of principal and interest is in doubt.

Commercial loans. Nonperforming commercial and commercial real estate loans are considered to be impaired and have a specific allowance based on the underlying collateral's appraised value, less management's estimates of costs to sell. In estimating the fair value of collateral, we utilize outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans. Appraisals are updated at least annually but may be obtained more frequently if changes to the property or market conditions warrant.

For those loans not individually evaluated for impairment, the allowance for loan losses is determined on a collective basis utilizing a historical loss model and utilizes a loss emergence period that represents the average amount of time between when the loss event first occurs and when the specific loan is charged-off. The time period starts when the borrower first begins to experience financial difficulty and continues until the actual loss is recorded. The loss emergence period is variable and may change based on changes in underlying economic conditions or market factors. The historical loss model represents management’s best estimate of inherent loss within the commercial loan portfolio sub-divided into homogeneous portfolios based on common risk characteristics.

The commercial loan portfolio is segmented into two primary groups: (1) Special Assets Group ("SAG") loans which represent all loans risk rated substandard or worse, and (2) all other commercial loans risk rated special mention or better, which are further subdivided into commercial real estate, commercial and industrial, and warehouse. Due to the changes in our strategy and to changes in underwriting and origination practices and controls related to that strategy, management determined the aforementioned segmentation better reflected the dynamics in the commercial loan portfolios. The loss rates attributed to the SAG portfolio are based on historical losses of the Bank’s own commercial loan portfolio. Due to the absence of a sufficient loss history over the brief period of time that loans in the non-SAG portfolios have been outstanding, we have used peer loss data from publicly available information provided by bank regulators (adjusting for our qualitative factors) instead of our own historical losses.

Management assigns qualitative factors for each loan segment in the portfolio in consideration of the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, changes in concentrations of credit, and changes in other external factors. These factors are used to reflect changes in the collectability of the portfolio not captured by the historical loss rates. As such, the qualitative factors supplement actual loss experience and allow us to better estimate the loss within the loan portfolios based upon market and other indicators.

Accounting for Income Taxes

Net deferred tax assets, reported as a component of other assets on the Consolidated Statements of Financial Condition, represent the net decrease in taxes expected to be paid in the future because of NOL, tax credit carryforwards and the future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws versus their bases as reported in the financial statements. NOL and tax credit carryforwards result in reductions to future tax liabilities, and many of these attributes can expire if not utilized within certain periods. We consider the need for valuation allowances to reduce net deferred tax assets to the amounts that we estimate are more-likely-than-not to be realized. While we have established some valuation allowances for certain state deferred tax assets, we have concluded that no valuation allowance was necessary with respect to all U.S. federal deferred tax assets, including NOL and tax credit carryforwards. Management’s conclusion is supported by future forecasts of taxable income and historical experience adjusted for items considered to not be reflective of the Company’s ability to generate future earnings. Significant changes to our estimates, such as a substantial worsening of the mortgage origination market, a rapid decline in home prices or an economic recession, could lead management to reassess its valuation allowance conclusions or other internal factors which may cause a substantial change to our financial results. See Note 21 to the Consolidated Financial Statements for additional information.

Representation and Warranty Reserve

When we sell mortgage loans we make customary representations and warranties to the purchasers about various characteristics of each loan and how it was originated. The estimate of the liability for obligations under representations and warranties relating to transfers of residential mortgage loans is dependent on a variety of factors. These factors include actual defaults, estimated future defaults, historical loss experience, other economic conditions, estimated probability that we will receive a repurchase request, including consideration of whether presentation thresholds will be met and estimated probability that we will be required to repurchase a loan. The estimate of the liability for obligations under representations and warranties is based upon currently available information, historical experience, significant judgment and a number of other factors, including those set forth above, that are subject to change. Changes to any one of these factors or the framework applied by the GSEs could significantly impact the estimate of our liability. The representations and warranties provision may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests, and other relevant facts and circumstances.

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

Level 3 Financial Instruments. Level 3 valuations are based upon financial models using primarily unobservable inputs. These unobservable inputs reflect estimates of assumptions that market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances, which might include our financial data such as internally developed pricing models and discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment. Fair value measurement and disclosure guidance differentiates between those assets and liabilities required to be carried at fair value at every reporting period ("recurring") and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances ("nonrecurring").

At December 31, 2015 and 2014, Level 3 assets recorded at fair value on a recurring basis totaled $428 million and $576 million, or 3.1 percent and 5.9 percent of total assets, respectively, and consisted primarily of loans held-for-investment, MSRs and mortgage rate lock commitments. At December 31, 2015 and 2014, there were $84 million and $166 million Level 3 liabilities recorded at fair value on a recurring basis, respectively, which primarily consisted of long-term debt and the DOJ litigation settlement.

At December 31, 2015 and 2014, Level 3 assets recorded at fair value on a nonrecurring basis were $59 million and $93 million, respectively, and there were no Level 3 liabilities recorded at fair value on a nonrecurring basis at December 31, 2015 and 2014. The Level 3 assets recorded at fair value on a nonrecurring basis were 0.4 percent and 0.9 percent of total assets at December 31, 2015 and December 31, 2014, respectively, and consisted of residential first mortgage and commercial real estate impaired loans held-for-investment and repossessed assets.

Mortgage Servicing Rights. When we sell mortgage loans in the secondary market, we frequently retain the right to continue to service these loans and earn a servicing fee. At the time the loan is sold on a servicing retained basis, we record the MSR as an asset at its fair value. Determining the fair value of MSRs involves a calculation of the present value of a set of market driven and MSR specific cash flows. MSRs do not trade in an active market with readily observable market prices.

However, the market price of MSRs is generally a function of demand and interest rates. When mortgage interest rates decline, mortgage loan prepayments are expected to increase due to increased refinances. If this happens, the income stream from a MSR portfolio is expected to decline and the fair value of the portfolio will decline. Similarly, when mortgage interest rates increase, mortgage loan prepayments tend to slow and therefore the value of the MSR tends to increase. Accordingly, we must make assumptions about future interest rates and other market conditions in order to estimate the current fair value of our MSR portfolio. In certain circumstances, based on the probability of the completion of a sale of MSRs pursuant to a bona-fide purchase offer, we consider the bid price of that offer and identifiable transaction costs in comparison to the calculated fair value and may adjust the estimate of fair value to reflect the terms of the pending transaction. See Notes 1, 10 and 24 of the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for additional information and a sensitivity analysis of our MSR fair values. On an ongoing basis, we compare our fair value estimates based on both unobservable inputs and market inputs, where available, to report the various assumptions. On a quarterly basis, our MSR valuation is compared to two independent valuations performed by third parties. See Note 24 of the Consolidated Financial Statements for an interest rate sensitivity analysis on the MSRs.

DOJ litigation settlement. Upon the DOJ litigation settlement, we elected the fair value option to account for the liability representing the remaining future payments. As of December 31, 2015 the remaining future payments totaled $118 million for which we use a discounted cash flow model to determine the current fair value. The model utilizes our forecast and considers multiple scenarios and possible outcomes that impact the timing of the additional payments, which are discounted using a risk free rate adjusted for non-performance risk that represents our credit risk. These scenarios are probability weighted and consider the view of an independent market participant to estimate the most likely fair value of the liability. As of December 31, 2015 and 2014, the liability was $84 million and $82 million, respectively. Refer to Note 1 of the Notes to Consolidated Financial Statements, herein for a further discussion of the DOJ liability.

Refer to Note 24 of the Notes to Consolidated Financial Statements, herein for a further discussion of fair value measurements.

Accounting and Reporting Developments

See Note 1 to the Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on our Consolidated Financial Statements.

Summary of Operations

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Net interest income	$287	$247	$186
Provision (benefit) for loan losses	(19)	132	70
Total noninterest income	470	361	653
Total noninterest expense	536	579	918
Provision (benefit) for income taxes	82	(34)	(416)
Preferred stock accretion	—	(1)	(6)
Net income (loss)	$158	$(70)	$261
Income (loss) per share:
Basic	$2.27	$(1.72)	$4.40
Diluted	$2.24	$(1.72)	$4.37

Our net income for the year ended December 31, 2015 was $158 million ($2.24 per diluted share), compared to a net loss of $70 million ($1.72 loss per diluted share) for the year ended December 31, 2014. During the year ended December 31, 2015, we had strong mortgage revenue with little commensurate expense increases. In addition, we significantly de-risked the balance sheet through the sales of approximately $1.0 billion loans and grew assets which drove an overall improvement in portfolio quality.

Net interest income increased $40 million for the year ended December 31, 2015 as compared to the same period in 2014, primarily due to strong growth in average interest-earning assets, partially offset by a decrease in the net interest margin due to a significant portion of the interest earning asset growth being in relatively lower spread mortgage loans which were funded with higher cost/longer tenured liabilities.

Our provision for loan losses improved by $151 million for the year ended December 31, 2015 as compared to the same period in 2014. In 2014, we recorded a $132 million provision that was primarily driven by two changes in estimates(described further in the prior year comparison): the evaluation of current data related to the loss emergence period on our residential mortgage loan portfolio and the evaluation of the enhanced risk associated with payment resets relating to interest-only loans. In 2015, we sold 90 percent of our interest-only loans at prices that were favorable as compared to the continuing reset risk associated with us continuing to hold these loans which was recorded consistent with the incurred loss methodology. This action along with the sale of $444 million TDR, nonperforming and jumbo loans resulted in a $69 million reduction to the allowance for loan losses which along with an overall improvement in portfolio quality was the primary driver of the $19 million net benefit reported in 2015 being partially offset by a $1.9 billion increase in volume of average loans held-for-investment due to the origination of residential first mortgages and increased commercial lending.

Noninterest income increased $109 million for the year ended December 31, 2015 as compared to the same period in 2014, primarily due to an $82 million increase in net gain on loan sales due to higher origination volumes and a $29 million benefit in the representation and warranty provision.

Noninterest expense decreased $43 million for the year ended December 31, 2015 as compared to the same period in 2014, primarily due to lower asset resolution expense, a decrease in legal and professional expenses and the CFPB penalty in 2014. These items were partially offset by increases in expenses related to the DOJ settlement valuation, loan processing, warrant expense, compensation and benefits and commissions.

Income tax provision increased $116 million for the year ended December 31, 2015 as compared to the same period in 2014, primarily due to higher pre-tax book income.

The following table presents on a consolidated basis interest income from average assets and liabilities, expressed in dollars and yields.

	For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$2,188	$85	3.90%	$1,534	$65	4.24%	$2,499	$89	3.55%
Loans with government guarantees	633	18	2.86%	1,216	29	2.39%	1,477	48	3.26%
Loans held-for-investment
Consumer loans (1)	3,083	114	3.68%	2,681	103	3.85%	3,113	123	3.95%
Commercial loans (1)	1,993	78	3.88%	1,294	49	3.70%	1,215	54	4.37%
Loans held-for-investment	5,076	192	3.76%	3,975	152	3.80%	4,328	177	4.07%
Investment securities	2,305	59	2.55%	1,496	39	2.61%	474	12	2.51%
Interest-bearing deposits	234	1	0.50%	219	1	0.25%	2,104	5	0.25%
Total interest-earning assets	10,436	$355	3.39%	8,440	$286	3.38%	10,882	$331	3.03%
Other assets	1,520			1,446			1,673
Total assets	$11,956			$9,886			$12,555
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$429	$1	0.14%	$422	$1	0.14%	$397	$1	0.19%
Savings deposits	3,693	30	0.82%	3,139	18	0.61%	2,729	20	0.63%
Money market deposits	258	1	0.31%	266	1	0.20%	335	1	0.25%
Certificate of deposits	787	6	0.77%	915	6	0.73%	2,055	18	0.89%
Total retail deposits	5,167	38	0.73%	4,742	26	0.57%	5,516	40	0.67%
Government deposits
Demand deposits	257	1	0.39%	182	1	0.38%	96	—	0.43%
Savings deposits	405	2	0.52%	320	2	0.51%	203	1	0.35%
Certificate of deposits	358	1	0.39%	349	1	0.33%	360	2	0.41%
Total government deposits	1,020	4	0.44%	851	4	0.41%	659	3	0.39%
Total deposits	6,187	42	0.68%	5,593	30	0.54%	6,175	43	0.69%
Federal Home Loan Bank advances	1,811	19	1.00%	939	2	0.23%	2,915	95	3.22%
Other	307	7	2.42%	248	7	2.72%	247	7	2.68%
Total interest-bearing liabilities	8,305	68	0.82%	6,780	39	0.58%	9,337	145	1.53%
Noninterest-bearing deposits (2)	1,690			1,141			1,197
Other liabilities	475			559			782
Stockholders’ equity	1,486			1,406			1,239
Total liabilities and stockholders' equity	$11,956			$9,886			$12,555
Net interest-earning assets	$2,131			$1,660			$1,545
Net interest income		$287			$247			$186
Interest rate spread (3)			2.58%			2.80%			1.50%
Net interest margin (4)			2.74%			2.91%			1.72%
Ratio of average interest-earning assets to interest-bearing liabilities			125.7%			124.5%			116.5%

(1)	Consumer loans include: residential first mortgage, second mortgage, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and warehouse lines.

(2)	Includes noninterest-bearing company controlled deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

Net Interest Income

Net interest income is the amount we earn on the average balances of our interest-earning assets, less the amount the average balances of our interest-bearing liabilities cost us. Interest income recorded on loans is reduced by the amortization of net premiums and net deferred loan origination costs.

2015 Compared to 2014

Net interest income increased $40 million for the year ended December 31, 2015, compared to the same period in 2014, primarily due to strong growth in interest-earning assets, partially offset by a decrease in the net interest margin.

Our net interest margin for the year ended December 31, 2015 was 2.74 percent, as compared to 2.91 percent for the year ended December 31, 2014. The decrease from 2014 was primarily driven by a significant portion of the interest earning asset growth being in relatively lower spread mortgage loans which were funded with higher cost/longer tenured liabilities .

Interest income increased $69 million for the year ended December 31, 2015, compared to the same period in 2014, primarily driven by higher average loans held-for-sale, loans held-for-investment and investment securities, partially offset by a decrease in loans with government guarantees. Average warehouse loans increased $431 million for the year ended December 31, 2015 to $877 million, compared to $446 million for the year ended December 31, 2014, primarily due to higher line utilization and new accounts. Average HELOC loans increased $225 million for the year ended December 31, 2015 to $347 million, compared to $122 million for the year ended December 31, 2014, resulting from the acquisitions of loan portfolios in 2015. Average residential first mortgage loans increased $195 million for the year ended December 31, 2015 to $2,561 million, compared to $2,366 million for the year ended December 31, 2014, primarily due to retained loan production from our mortgage origination business. Average commercial real estate loans increased $153 million for the year ended December 31, 2015 to $679 million, compared to $526 million for the year ended December 31, 2014. Average commercial and industrial loans increased $116 million for the year ended December 31, 2015 to $438 million, compared to $322 million for the year ended December 31, 2014, in line with our strategy to grow interest-earning assets.

Interest expense increased $29 million for the year ended December 31, 2015, compared to the same period in 2014, primarily due to increased Federal Home Loan Bank advances and interest-bearing deposits. Average interest-bearing deposits were $6.2 billion during the year ended December 31, 2015, increasing $0.6 billion or 10.6 percent, compared to the year ended December 31, 2014. Retail deposits increased $0.4 billion, led by growth in savings deposits. Average Federal Home Loan Bank advances were $1.8 billion for the year ended December 31, 2015, an increase of $0.9 billion compared to the year ended December 31, 2014. Throughout 2015, we replaced certain short-term advances with longer term advances primarily to match- fund our longer duration asset growth which resulted in slightly higher cost debt.

2014 Compared to 2013

Net interest income increased $61 million for the year ended December 31, 2014, compared to the same period in 2013, primarily due to the prepayment of higher cost long-term Federal Home Loan Bank advances at the end of 2013 and lower interest earning asset and interest bearing liability levels. The overall cost of funds decreased to 0.58 percent for the year ended December 31, 2014, as compared to 1.53 percent for the year ended December 31, 2013. Net interest income represented 40.6 percent of our total revenue during the year ended December 31, 2014, compared to 22.2 percent for the year ended December 31, 2013.

Our net interest margin for the year ended December 31, 2014 was 2.91 percent, as compared to 1.72 percent for the year ended December 31, 2013. The increase was driven primarily by the replacement of high cost long term Federal Home Loan Bank advances with lower cost funds and increased interest income resulting from higher average loan balances.

Interest income decreased $45 million for the year ended December 31, 2014, compared to the same period in 2013, primarily due to lower average balances in our mortgage loans available-for-sale and warehouse loans held-for-investment portfolios. Lower asset levels in these portfolios were primarily due to a decrease in mortgage industry originations during the year ended December 31, 2014, as compared to the year ended December 31, 2013.

Interest expense decreased $105 million for the year ended December 31, 2014, compared to the same period in 2013, primarily due to a decrease of $2.6 billion in average interest-bearing liabilities. This decline was the result of a $2.0 billion decrease in average Federal Home Loan Bank advances and a $0.6 billion decrease in the average balance of deposits.

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

	For the Years Ended December 31,
	2015 Versus 2014 Increase (Decrease) Due to:			2014 Versus 2013 Increase (Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$(8)	$28	$20	$11	$(35)	$(24)
Loans with government guarantees	3	(14)	(11)	(11)	(8)	(19)
Loans held-for-investment
Consumer loans (1)	(5)	16	11	(3)	(17)	(20)
Commercial loans (2)	3	26	29	(8)	3	(5)
Total loans held-for-investment	(2)	42	40	(11)	(14)	(25)
Investment securities	(1)	21	20	1	26	27
Interest-earning deposits	—	—	—	—	(5)	(5)
Total interest-earning assets	$(8)	$77	$69	$(10)	$(36)	$(46)
Interest-Bearing Liabilities
Retail deposits
Savings deposits	$8	$4	$12	$(1)	$3	$2
Certificate of deposits	—	—	—	(2)	(10)	(12)
Total retail deposits	8	4	12	(3)	(7)	(10)
Government deposits
Savings deposits	—	—	—	—	1	1
Total government deposits	—	—	—	—	1	1
Wholesale deposits	—	—	—	—	(3)	(3)
Total deposits	8	4	12	(3)	(9)	(12)
Federal Home Loan Bank advances	15	2	17	(29)	(64)	(93)
Total interest-bearing liabilities	$23	$6	$29	$(32)	$(73)	$(105)
Change in net interest income	$(31)	$71	$40	$22	$37	$59

(1)	Consumer loans include residential first mortgage, second mortgage, HELOC and other consumer loans.

(2)	Commercial loans include: commercial real estate, commercial and industrial, and warehouse lending.

Provision for Loan Losses

2015 Compared to 2014

The provision for loan losses decreased $151 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014. In 2014, we recorded a $132 million provision that was primarily driven by two changes in estimates (described further in the prior year comparison): the evaluation of current data related to the loss emergence period on our residential mortgage loan portfolio and the evaluation of the enhanced risk associated with payment resets relating to interest-only loans. In 2015, we sold 90 percent of our interest-only loans at prices that were favorable as compared to the continuing reset risk associated with us continuing to hold these loans which was recorded consistent with the incurred loss methodology. This action along with the sale of $444 million TDR, nonperforming and jumbo loans resulted in a $69 million reduction to the allowance for loan losses which along with an overall improvement in portfolio quality was the primary driver of the $19 million net benefit reported in 2015 being partially offset by a $1.9 billion increase in volume of average loans held-for-investment due to the origination of residential first mortgages and increased commercial lending.

Net charge-offs for the year ended December 31, 2015 totaled $91 million, compared to $42 million for the year ended December 31, 2014. The increase was primarily due to the charge-off of allowance relating to loans sold or transferred to held-for-sale during the year ended December 31, 2015. We sought to de-risk the balance sheet by selling lower performing or interest-only loans. As a percentage of the average loans held-for-investment, annualized net charge-offs for the year ended December 31, 2015 increased to 1.85 percent from 1.07 percent for the year ended December 31, 2014. During the year ended December 31, 2015 and 2014, the annualized net charge-offs as a percentage of the average loans held-for-investment were 0.45 percent and 0.77 percent, respectively, excluding the charge-offs related to the loan sales or transfers of $69 million and $11 million, respectively.

2014 Compared to 2013

The provision for loan losses increased $61 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase was primarily driven by two changes in estimates: the loss emergence period related to the portfolio of residential loans and the evaluation of the risk associated with payment resets relating to the interest-only loans.

The loss emergence period is an assumption within our model and represents the average amount of time between when the loss event first occurs and when the specific loan is charged-off. The time period starts when the borrower first begins to experience financial difficulty and continues until the actual loss becomes visible to us. We analyzed our recent data including early stage delinquency, the increase in charge-offs for the first quarter 2014, continued emergence of nonperforming loans and our assessment of the time from first delinquency to charge-off. As a result, we qualitatively determined that our estimate of the average loss emergence period has lengthened. This change resulted in a $37 million increase to the allowance for loan loss that reflected our updated estimate of probable losses inherent in the portfolio as of December 31, 2014.

In addition, during the first quarter 2014, certain loans in our interest-only residential first mortgage and HELOC loan portfolios began to reset. At the point of reset, the borrower’s monthly payment increases upon inclusion of the amortization of principal and may also increase as a result of increases in interest rates. The payment reset increases could give rise to a "payment shock" as in a sudden and significant increase in the borrower’s monthly payment. For instance, as of November 30, 2014 we estimated an average payment shock for borrowers with resets in 2015 of approximately 101 percent (i.e. their total monthly payments increase by 101 percent). The extent of the payment shock increased the likelihood that a borrower could default. Data we reviewed through December 31, 2014 indicated that interest-only loan modifications and defaults were greater than our previous estimates while in addition refinancing levels were below our previous estimates. These conditions resulted in a $59 million increase to the allowance for loan loss as of December 31, 2014.

Data we reviewed through December 31, 2014 indicated that actual modifications and defaults in the interest-only portfolio were greater than we had estimated at December 31, 2013. Additionally, we noted that these loans were refinancing at levels below those previously estimated. We believe that the combination of these two factors indicated an increase in future delinquencies and charge-offs; therefore, the allowance for loan losses was increased to $297 million at December 31, 2014 from $207 million at December 31, 2013. These allowance amounts included approximately $112 million at December 31, 2014 and $52 million at December 31, 2013 related to certain interest-only loans included in our residential first mortgage and HELOC loan held-for-investment portfolios which increased due to both the change in the average loss emergence period and in our qualitative assessment of the reset risk.

Net charge-offs for the year ended December 31, 2014 totaled $42 million, compared to $168 million for the year ended December 31, 2013. As a percentage of the average loans held-for-investment, net charge-offs for the year ended December 31, 2014 decreased to 1.07 percent from 4.00 percent for the year ended December 31, 2013. The decrease was primarily due to lower net credit losses on loan sales, lower levels of nonperforming loans, and lower loss severity due to continuing improvement in underlying collateral values.

See the section captioned "Allowance for Loan Losses" in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The following table sets forth the components of our noninterest income.

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Net gain on loan sales	$288	$206	$402
Loan fees and charges	67	73	104
Deposit fees and charges	25	22	21
Loan administration income	26	24	6
Net return on mortgage servicing asset	28	24	91
Net gain on sale of assets	(1)	12	2
Net impairment losses	—	—	(9)
Representation and warranty provision	19	(10)	(36)
Other noninterest income	18	10	72
Total noninterest income	$470	$361	$653

The following tables provide information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in millions)
Net gain on loan sales	$91	$83	$68	$46	$288
Mortgage rate lock commitments (gross)	$9,035	$8,400	$8,025	$6,258	$31,718
Loans sold and securitized	$6,254	$7,571	$7,318	$5,164	$26,307
Mortgage rate lock commitments (fallout adjusted) (1)	$7,185	$6,804	$6,495	$5,027	$25,511
Net margin on mortgage rate lock commitments (fallout adjusted) (1)	1.27%	1.22%	1.05%	0.92%	1.13%

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in millions)
Net gain on loan sales	$45	$55	$52	$54	$206
Mortgage rate lock commitments (gross)	$6,040	$8,188	$7,713	$7,605	$29,546
Loans sold and securitized	$4,474	$6,030	$7,072	$6,831	$24,407
Mortgage rate lock commitments (fallout adjusted) (1)	$4,854	$6,693	$6,304	$6,156	$24,007
Net margin on mortgage rate lock commitments (fallout adjusted) (1)	0.93%	0.82%	0.83%	0.87%	0.86%

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in millions)
Net gain on loan sales	$137	$145	$75	$45	$402
Mortgage rate lock commitments (gross)	$12,142	$12,353	$8,340	$6,482	$39,317
Loans sold and securitized	$12,823	$11,124	$8,345	$6,783	$39,075
Mortgage rate lock commitments (fallout adjusted) (1)	$9,848	$9,838	$6,605	$5,299	$31,590
Net margin on mortgage rate lock commitments (fallout adjusted) (1)	1.40%	1.47%	1.14%	0.85%	1.27%

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

2015 Compared to 2014

Total noninterest income increased $109 million during the year ended December 31, 2015 from the year ended December 31, 2014. The increase was led by higher net gain on loan sales and lower representation and warranty provision, partially offset by a decrease in net gain on sale of assets and loan fees and charges.

Net gain on loan sales increased $82 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase in gain on loan sales was primarily due to higher fallout-adjusted lock volume and improved gain on loan sale margins. Loans sold and securitized increased to $26.3 billion during the year ended December 31, 2015, compared to $24.4 billion sold and securitized in the year ended December 31, 2014. For the year ended December 31, 2015, the mortgage rate lock commitments increased to $31.7 billion, compared to $29.5 billion in the year ended December 31, 2014.

Total loan fees and charges decreased $6 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily reflecting a decrease in deferred commercial and mortgage loan fees related to payoffs.

Net return on mortgage servicing asset increased $4 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to elevated collections of contingent reserves, originally held back by the purchaser on prior MSR sales, partially offset by a decrease related to the net impact of market-driven changes. Also driving the increase was a benefit from slower prepayments and positive economic hedging results.

Net (loss) gain on sale of assets decreased $13 million to a loss of $1 million during the year ended December 31, 2015, compared to a gain of $12 million for the year ended December 31, 2014. The decrease was primarily due to a gain from loan sales during the year ended December 31, 2014 and a write down of land assets during the year ended December 31, 2015.

Our provision for representation and warranty reserve was $29 million lower for the year ended December 31, 2015, compared to the same period in 2014. An ongoing trend of lower charge-offs and volume of repurchase demands has been the primary driver of the decrease partially offset by an increase related to indemnification agreements on loans with government guarantees.

Other noninterest income increased $8 million, compared to the same period in 2014. The improvement was primarily due to a $10 million increase in the fair value adjustment on residential first mortgages, partially offset by a decrease in Federal Home Loan Bank dividend income as a result of holding less Federal Home Loan Bank stock.

2014 Compared to 2013

Total noninterest income decreased $292 million during the year ended December 31, 2014 from the year ended December 31, 2013. The decrease was primarily due to decreases in net gain on loan sales, net return on mortgage servicing asset, lower other noninterest income and loan fees and charges, partially offset by a decrease in representation and warranty provision.

Net gain on loan sales decreased $196 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. Loan sales decreased to $24.4 billion during the year ended December 31, 2014, compared to $39.1 billion sold in the year ended December 31, 2013. For the year ended December 31, 2014, the mortgage rate lock commitments decreased to $29.5 billion, compared to $39.3 billion in the year ended December 31, 2013. The decrease in gain on loan sales was primarily due to a lower volume of mortgage rate lock commitments and a lower gain on sale margin, reflecting a lower overall market. Changes in amounts related to loan commitments and forward sales commitments amounted to a loss of $12 million for the year ended December 31, 2014, compared to a loss of $42 million during the year ended December 31, 2013.

Total loan fees and charges decreased $31 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to a decrease in consumer loan originations to $24.7 billion, as compared to $37.5 billion during the year ended December 31, 2013. The decrease was slightly offset by a $10 million benefit from a contract renegotiation during the year ended December 31, 2014.

Deposit fees and charges increased $1 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to an increase in deposit accounts. Our total number of customer checking accounts increased 2.7 percent from 111,230 at December 31, 2013 to 114,286 as of December 31, 2014.

The increase of $18 million in loan administration income during the year ended December 31, 2014, as compared to the year ended December 31, 2013 was primarily due to the December 2013 sale of mortgage servicing rights. Subservicing fees, ancillary income and charges on our residential first mortgage servicing increased during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to the MSR sale in December 2013, which we simultaneously entered into an agreement to subservice the residential mortgage loans. The total unpaid principal balance of loans subserviced for others at December 31, 2014 was $46.7 billion, as compared to $40.4 billion at December 31, 2013.

Net return on mortgage servicing asset decreased $67 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease was primarily due to a decline in the MSR asset as a result of MSR sales. During the year ended December 31, 2014, we sold mortgage servicing rights on a bulk basis associated with $20.1 billion of underlying mortgage loans and $223 million on a mortgage servicing released basis (i.e., sold together with the sale of underlying loans). During the year ended December 31, 2013, we sold mortgage servicing rights on a bulk basis associated with $74.9 billion of underlying mortgage loans (including the $40.7 billion sold) and $0.3 billion on a servicing released basis. We had $470 million of sales on a flow basis during the year ended December 31, 2014, compared to $1.8 billion during the year ended December 31, 2013. The total unpaid principal balance of loans serviced for others at December 31, 2014 was $25.4 billion, compared to $25.7 billion at December 31, 2013.

Our provision for representation and warranty reserve decreased $26 million for the year ended December 31, 2014, compared to the same period in 2013, primarily due to a change in our estimate of probable future losses related to loans sold in prior periods. The decrease from the year ended December 31, 2014, as compared to the year ended December 31, 2013 is primarily due to lower losses following our settlements with Fannie Mae and Freddie Mac along with our continued refinement of the representation and warranty reserve estimate while taking into consideration the recent revisions to the representation and warranty framework as published by the Federal Housing Finance Agency.

Other noninterest income decreased $62 million, compared to the same period in 2013, primarily due to a $21 million negative fair value adjustment on repurchased performing loans related to loans repurchased principally during periods prior to

2014 and income of $37 million related to the reconsolidation, at fair value, of the HELOC securitization trusts and elimination of contingent liabilities as a result of a legal settlement in the second quarter 2013.

Noninterest Expense

The following table sets forth the components of our noninterest expense.

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Compensation and benefits	$237	$233	$279
Commissions	39	35	54
Occupancy and equipment	81	80	80
Asset resolution	15	57	52
Federal insurance premiums	23	23	35
Loss on extinguishment of debt	—	—	178
Loan processing expense	52	37	52
Legal and professional expense	36	51	78
Other noninterest expense	53	63	110
Total noninterest expense	$536	$579	$918
Efficiency ratio	70.9%	95.4%	109.4%

2015 Compared to 2014

Total noninterest expense decreased $43 million during the year ended December 31, 2015 from the year ended December 31, 2014. The decrease during the year ended December 31, 2015, was primarily due to decreases in asset resolution expense, legal and professional expenses and a CFPB penalty in 2014, which is included in other noninterest expense. These decreases were partially offset by increases in other noninterest expense, including higher general and administrative costs, an increase in fair value changes related to the DOJ settlement and an increase in the outstanding warrant.

The $4 million increase in compensation and benefits expense for the year ended December 31, 2015, compared to the same period in 2014, was primarily due to an increase in performance-related compensation, partially offset by lower overall headcount. Our full-time equivalent employees decreased overall by 26 from December 31, 2014 to a total of 2,713 full-time equivalent employees at December 31, 2015.

Commission expense increased $4 million for the year ended December 31, 2015, compared to the same period in 2014, primarily due to an increase in the volume of loan originations. Loan originations increased to $29.9 billion for the year ended December 31, 2015 from $25.1 billion in the year ended December 31, 2014.

Asset resolution expenses decreased $42 million for the year ended December 31, 2015, compared to the same period in 2014, primarily due to fewer repurchases related to servicer errors, lower compensatory fees resulting from higher win rates related to rebuttals and improved realization of claims and lower balances of FHA loans. In addition, there was a favorable variance in the repossessed asset portfolio driven by lower foreclosure expenses and higher gains on the sale of repossessed assets.

Loan processing expense increased $15 million for the year ended December 31, 2015, compared to the same period in 2014, primarily due to higher volume of loan closings.

Legal and professional expense decreased $15 million during the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to a decrease in legal fees resulting from fewer litigation expenses and a reduction in consulting expenses resulting from cost saving initiatives.

Other noninterest expense decreased $10 million for the year ended December 31, 2015, compared to the same period in 2014, primarily due to a decrease of $38 million in expenses related to the CFPB settlement and penalties that occurred in

2014, partially offset by a $14 million increase in the DOJ settlement expense, and an $8 million increase in the value of the warrants as a result of an increase in the Bank's stock price.

2014 Compared to 2013

Total noninterest expense decreased $339 million during the year ended December 31, 2014 from the year ended December 31, 2013. The decrease during the year ended December 31, 2014, was primarily due to decreases in compensation and benefits, legal and professional expenses, other noninterest expense and the absence of loss on extinguishment of debt.

The $46 million decrease in compensation and benefits expense for the year ended December 31, 2014, compared to the same period in 2013, is primarily attributable to a reduction in our headcount. Our full-time equivalent employees decreased overall by 514 from December 31, 2013 to a total of 2,739 full-time equivalent employees at December 31, 2014 primarily due to the organization restructuring in January 2014.

Commission expense decreased $19 million for the year ended December 31, 2014, compared to the same period in 2013, primarily due to a decrease in loan originations for the year ended December 31, 2014.

Asset resolution expenses increased $5 million for the year ended December 31, 2014, compared to the same period in 2013, primarily due to increases in expenses related to GNMA buybacks, expenses related to real estate owned and expenses related to commercial loans, offset by decreases in expenses related to repurchased loans and expenses related to loans serviced for others.

Federal insurance premiums decreased $12 million for the year ended December 31, 2014, compared to the same period in 2013, primarily due to a decrease in our assessment base as well as a decrease in our assessment rate. The reduction in the assessment base was caused primarily by a decrease in average total assets from December 31, 2013 compared to December 31, 2014. The decrease in the assessment rate was due to the bank reporting assets of less than $10 billion for four consecutive quarters beginning December 31, 2013 and therefore, qualifying for small bank pricing.

Loss on extinguishment of debt decreased $178 million for the year ended December 31, 2014, compared to the same period in 2013, as no prepayments took place in 2014 compared to the prepayment of $2.9 billion of certain long-term Federal Home Loan Bank advances in 2013.

Loan processing expense decreased $15 million for the year ended December 31, 2014, compared to the same period in 2013, primarily due to a decrease of $12.7 billion in total loan originations.

Legal and professional expense decreased to $51 million during the year ended December 31, 2014, compared to $78 million for the year ended December 31, 2013. The decrease was primarily due to lower consulting expenses and legal fees related to the significant reduction in ongoing legal matters.

Other noninterest expense decreased $47 million for the year ended December 31, 2014, compared to the same period in 2013. The decrease was primarily due to a change in the estimate of the fair value liability associated with the DOJ settlement arising principally from updating the related payment schedule within the settlement agreement. This decrease was partially offset by an increase of $28 million related to the CFPB settlement.

Provision (benefit) for Income Taxes

Our provision for income taxes for the year ended December 31, 2015 was $82 million, compared to a benefit of $34 million in 2014 and a benefit of $416 million in 2013.

The Company’s effective tax rate for 2015 was a provision of 34.2 percent. The difference between the effective tax rate and the statutory tax rate of 35 percent is primarily due to the change in the state valuation allowance for net deferred taxes, non-taxable income and expense items, primarily recognition of research and development tax credits and the non-taxable impact of changes related to our warrants and bank owned life insurance, partially offset by non-deductible expense and compensation items.

The Company’s effective tax rate for 2014 was a benefit of 32.9 percent. The difference between the effective tax rate and the statutory tax rate of 35 percent is primarily due to the exclusion of the non-deductible penalty paid to the CFPB and the non-taxable impact of changes related to our warrants.

The table below provides the balance of our deferred tax asset valuation allowance and the associated activity.

	For the Years Ended December 31,
	2015	2014	2013
Deferred tax asset valuation allowance	(Dollars in millions)
Balance, beginning of year	$33	$25	$379
Charged to expense - net operating losses and other temporary differences	(11)	8	(348)
Charged to other accounts - other comprehensive income tax benefit	—	—	(6)
Balance, end of year	$22	$33	$25

See Note 21 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Fourth Quarter Results

The following table sets forth selected quarterly data.

	Three Months Ended
	December 31, 2015	September 30, 2015	December 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in millions)
Net interest income	$76	$73	$61
(Benefit) provision for loan losses	(1)	(1)	5
Net interest income after provision for loan losses	77	74	56
Noninterest income	97	128	98
Noninterest expense	129	131	139
Income before income taxes	45	71	15
Provision for income taxes	12	24	4
Net income	$33	$47	$11
Income per share
Diluted	$0.44	$0.69	$0.07
Efficiency ratio	75.2%	65.0%	87.2%

Fourth Quarter 2015 compared to Third Quarter 2015

Our net income for the three months ended December 31, 2015 was $33 million, or $0.44 per diluted share, as compared to $47 million, or $0.69 per share, for the three months ended September 30, 2015.

Net interest income increased to $76 million for the three months ended December 31, 2015, as compared to $73 million during the three months ended September 30, 2015. The increase was attributable to earning asset growth of 5 percent, partially offset by a decrease in net interest margin. Net interest margin decreased 6 basis points to 2.69 percent for the fourth quarter 2015, as compared to 2.75 percent for the third quarter 2015. The decrease from the prior quarter was primarily driven by a lower spread on mortgage loans and loans repurchased with government guarantees. These decreases were partially offset by a lower average borrowing rates on FHLB advances. The net interest margin was also negatively impacted by a seasonal decline in company-controlled deposits due to tax payments.

Average loans held-for-investment totaled $5.6 billion for the fourth quarter 2015, increasing $230 million, or 4 percent, compared to the third quarter 2015. The increase was driven by higher commercial real estate and mortgage loans. Average commercial real estate loans grew $115 million, or 17 percent, and average residential mortgage loans rose $77 million, or 3 percent.

Average total deposits were $8.1 billion in the fourth quarter 2015, decreasing $128 million, or 2 percent, from the prior quarter. The decline was led by a seasonal drop in company-controlled deposits, partially offset by an increase in government and retail deposits. Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. Average company controlled deposits decreased $244 million, or 16 percent, due to tax payments. Average government deposits rose $49 million, or 5 percent, due to seasonal increases. Average retail deposits increased $67 million, or 1 percent, led by a 4 percent increase in demand deposits.

The benefit for loan losses totaled $1 million for the fourth quarter 2015, unchanged from a benefit of $1 million for the third quarter 2015. The fourth quarter 2015 included a reduction in the general allowance relating to loan sales and the full pay-off of a single commercial credit. Net charge-offs in the fourth quarter 2015 were $9 million, or 0.62 percent of applicable loans, compared to $24 million, or 1.84 percent of applicable loans in the prior quarter. The fourth quarter 2015 amount included $2 million of net charge-offs associated with the sale of $11 million (unpaid principal balance) of nonperforming loans. The third quarter 2015 amount included $16 million of net charge-offs associated with the sale of $233 million (unpaid principal balance) of interest-only and lower performing loans.

Fourth quarter 2015 noninterest income was $97 million, as compared to noninterest income of $128 million for the third quarter 2015. The decrease was primarily due to lower net gain on loan sales, a decrease in loan fees and charges and a reduced net return on mortgage servicing asset.

Fourth quarter 2015 net gain on loan sales decreased to $46 million, as compared to $68 million for the third quarter 2015, primarily due to seasonal factors and the impact of TRID, see Item 1: Business section for additional information regarding TRID. We took a careful approach with TRID implementation, taking greater control in creating and delivering disclosure documents. As such, we experienced more of an impact than other bank originators due to our third party business model. Thus, fallout-adjusted locks were $5.0 billion for the fourth quarter 2015, as compared to $6.5 billion for the third quarter 2015. The net gain on loan sale margin decreased to 0.92 percent for the fourth quarter 2015, as compared to 1.05 percent for the third quarter 2015, led by seasonal price competition.
Net return on the mortgage servicing asset (including the impact of economic hedges) decreased to $9 million for the fourth quarter 2015, as compared to $12 million for the third quarter 2015, primarily reflecting a smaller impact from the collection of contingencies held-back by the purchaser relating to MSR sales in prior periods. Excluding the impact of net transaction costs, the return on the mortgage servicing asset was consistent with the prior quarter. The return in the fourth quarter 2015 was better than our long-term return target as it benefited from slower prepayments and positive economic hedging results.

Loan fees and charges fell to $14 million for the fourth quarter 2015, as compared to $17 million in the third quarter 2015. The decrease primarily reflected lower mortgage closings.

Noninterest expense decreased to $129 million for the fourth quarter 2015, as compared to $131 million for the third quarter 2015, primarily due to lower volume-driven categories such as commissions and loan processing expenses and a decline in federal insurance premiums, partially offset by higher asset resolution expense reflecting our efforts to de-risk the balance sheet.

Commissions were $8 million for the fourth quarter 2015, as compared to $10 million for the third quarter 2015. The $2 million decrease in the fourth quarter 2015 was primarily attributable to lower mortgage closings. Fourth quarter 2015 asset resolution expense was $2 million higher than third quarter 2015. The prior quarter reflected a benefit for reimbursements. The low level of asset resolution expense in the fourth quarter 2015 reflected our success in de-risking the balance sheet. Federal insurance premiums were $5 million for the fourth quarter 2015, as compared to $6 million for the third quarter 2015, reflecting our improved risk profile. Loan processing expense was $12 million for the fourth quarter 2015, as compared to $14 million for the third quarter 2015. The $2 million decline in the current quarter was primarily attributable to lower mortgage closings.

Fourth Quarter 2015 compared to Fourth Quarter 2014

Our net income from continuing operations for the three months ended December 31, 2015 was $33 million, or $0.44 per diluted share, as compared to income of $11 million, or $0.07 per diluted share, for the three months ended December 31, 2014. The increase was primarily due to higher net interest income and lower noninterest expense.

Net interest income increased $15 million for the three months ended December 31, 2015, compared to the same period in December 31, 2014, primarily due to earning asset growth, partially offset by a decrease in net interest margin resulting from a lower yield on mortgage loans and loans repurchased with government guarantees, partially offset by a lower average rate on FHLB advances primarily to match-fund our long-duration asset growth through low cost debt. We have placed this debt in a derivative hedging relationship which locks in our margins for that aspect of the portfolio.

The provision (benefit) for loan losses decreased to a benefit of $1 million for the three months ended December 31, 2015, as compared to a provision of $5 million for the three months ended December 31, 2014, primarily due to the improvements in asset quality. Net charge-offs for the three months ended December 31, 2015 were $9 million, or 0.62 percent of applicable loans, compared to $9 million, or 0.91 percent of applicable loans for the three months ended December 31, 2014. The fourth quarter 2015 amount included $2 million of net charge-offs associated with the sale of $11 million of nonperforming loans during the quarter. The fourth quarter 2014 amount included $3 million of net charge-offs associated with the sale of $24 million of lower performing loans during the quarter.

Noninterest income decreased $1 million for the three months ended December 31, 2015, compared to the same period in December 31, 2014. The slight decrease primarily reflects lower net gain on loan sales and loan fees and charges, partially offset by higher net return on mortgage servicing asset.

Net gain on loan sales decreased to $46 million for the three months ended December 31, 2015, as compared to $54 million for the three months ended December 31, 2014, primarily due to lower volume which was impacted by the new lending regulation TRID. Fallout-adjusted locks were $5.0 billion in the fourth quarter 2015, as compared to $6.2 billion in the fourth quarter 2014. The net gain on loan sale margin increased 5 basis points to 0.92 percent for the fourth quarter 2015, as compared to 0.87 percent for the fourth quarter 2015, driven by stronger market pricing power and improved business performance.
Loan fees and charges decreased to $14 million for the three months ended December 31, 2015, as compared to $17 million during the three months ended December 31, 2014, primarily due to lower mortgage origination volume.
Net return on the mortgage servicing asset (including the impact of economic hedges) increased to $9 million for the fourth quarter of 2015, as compared to $2 million for the fourth quarter of 2014. The primary drivers of the increase are lower transaction costs due to fewer sales and lower prepayments due to the interest rate environment.

Noninterest expense decreased $10 million for the three months ended December 31, 2015, compared to the same period in 2014. The decrease was primarily attributable to lower asset resolution and legal and professional expenses.

Asset resolution was $2 million for the three months ended December 31, 2015, as compared to $13 million for the three months ended December 31, 2014. The decrease was primarily attributable to lower modification volume on loans with government guarantees and lower compensatory fees.

Legal and professional fees were $9 million for the three months ended December 31, 2015, as compared to $11 million for the three months ended December 31, 2014. The decrease was primarily attributable to lower attorney expenses and lower professional fees resulting from cost saving initiatives.

The provision for income taxes increased $8 million for the three months ended December 31, 2015, compared to the three month ended December 31, 2014. The increase was primarily due to higher income before taxes, partially offset by a lower effective tax rate. The effective tax rate in the fourth quarter 2015 was 27 percent, as compared to 29 percent in the fourth quarter 2014.

Operating Segments

Overview

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Item 1: Business section and in Note 25 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, and other sections for a full understanding of our consolidated financial performance.

The net income (loss) by operating segment is presented in the following table.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Mortgage Originations	$232	$106	$185
Mortgage Servicing	(54)	(101)	(83)
Community Banking	40	(130)	(62)
Other	(60)	56	227
Total net income (loss)	$158	$(69)	$267

Mortgage Originations

2015 compared to 2014

The Mortgage Originations segment net income increased $126 million during the year ended December 31, 2015, compared to the same period in 2014, primarily due to an increase in net gain on loan sales, partially offset by increases in commissions and loan processing expense. The increase in net gain on loan sales during the year ended December 31, 2015, as compared to the year ended December 31, 2014 was primarily driven by increased margin and higher fallout adjusted rate locks. During the year ended December 31, 2015, total noninterest expense increased as compared to the year ended December 31, 2014, primarily due to higher mortgage origination volume.

2014 compared to 2013

The Mortgage Originations segment net income decreased $79 million during the year ended December 31, 2014, compared to the same period in 2013, primarily due to a decrease in net gain on loan sales, partially offset by a decrease in noninterest expense. The decrease in net gain on loan sales during the year ended December 31, 2014, as compared to the year ended December 31, 2013 was primarily due to lower residential mortgage rate lock commitments and a lower gain on sale margin. During the year ended December 31, 2014, total noninterest expense decreased as compared to the year ended December 31, 2013, primarily due to reduced corporate overhead and direct operating allocations.

Mortgage Servicing

2015 compared to 2014

The Mortgage Servicing segment reported a net loss of $54 million for the year ended December 31, 2015, compared to a net loss of $101 million for the year ended December 31, 2014, primarily due to decreases in asset resolution expense, representation and warranty provision and expenses related to the 2014 CFPB settlement, partially offset by an increase in loan processing expense and a decrease in net interest income from lower average balances of loans with government guarantees. Total noninterest income decreased during the year ended December 31, 2015, as compared to the year ended December 31, 2014, which was primarily due to a benefit from a contract renegotiation achieved in 2014. Noninterest expense decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to the 2014 CFPB settlement and the benefit relating to the DOJ liability estimate that was recorded in 2014.

2014 compared to 2013

The Mortgage Servicing segment reported a net loss of $101 million for the year ended December 31, 2014, compared to a net loss of $83 million for the year ended December 31, 2013, primarily due to an increase in other noninterest expense, partially offset by decreases in representation and warrant reserve, asset resolution expense and compensation and benefits expense and an increase in other noninterest income. The decrease in the representation and warranty reserve for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to the settlement agreements with Fannie Mae and Freddie Mac in the quarter ending December 31, 2013. Noninterest expense increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the 2014 CFPB settlement, partially offset by a decrease in compensation and benefits and asset resolution.

Community Banking

2015 compared to 2014

During the year ended December 31, 2015, the Community Banking segment had net income of $40 million, compared to a net loss of $130 million for the year ended December 31, 2014, primarily due to a decrease in provision for loan losses. In 2014, we recorded a $132 million provision that was primarily driven by two changes in estimates that occurred in the first quarter (described further in the prior year comparison): the evaluation of current data related to the loss emergence period on our residential mortgage loan portfolio and the evaluation of the enhanced risk associated with payment resets relating to interest-only loans. In 2015, we sold 90 percent of our interest-only loans at prices that were favorable as compared to the continuing reset risk associated with us continuing to hold these loans which was recorded consistent with the incurred loss methodology. This action along with the sale of $444 million nonperforming loans resulted in a $69 million reduction to the allowance for loan losses which along with an overall improvement in portfolio quality was the primary driver of the $19 million net benefit reported in 2015 being partially offset by a $1.9 billion increase in volume of average loans held-for-investment due to the origination of residential first mortgages and increased commercial lending. Net interest income increased during the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to growth in the loans held-for-investment loan portfolios; including HELOC, residential first mortgage and total commercial loans.
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

Other

2015 compared to 2014

For the year ended December 31, 2015, the Other segment net loss increased by $116 million, as compared to the year ended December 31, 2014. The increase was primarily due to an increase in provision for income taxes due to higher pre-tax book income. Net interest income increased due to higher average balances of investment securities, partially offset by higher FHLB advances to match-fund our long-duration asset growth. Other noninterest income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to an adjustment in HELOC valuation and FHLB dividend due to stock redemptions, partially offset by an increase in the return on mortgage servicing assets resulting from higher service fee income driven by an increase in assets and a gain from the early settlement of FHLB debt.

2014 compared to 2013

For the year ended December 31, 2014, the Other segment net income decreased by $171 million, as compared to the year ended December 31, 2013. The decrease was primarily due to the change in the benefit for income taxes and a decrease in noninterest income, partially offset by an increase in net interest income and a decrease in noninterest expense. Net interest income increased during the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the fourth quarter 2013 extinguishment of Federal Home Loan Bank long-term advances. Noninterest income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a second quarter 2013 fair value adjustment related to the Assured settlement agreement and decrease in net return on MSR. Noninterest expense decreased primarily due to the prepayment fee paid on the extinguishment of the Federal Home Loan Bank advance. Our benefit for income taxes decreased due to the reversal of the valuation allowance against the federal deferred tax asset.

RISK MANAGEMENT

Like all financial services companies, we engage in business activities and assume the related risks. The risks we are subject to in the normal course of business, include, but are not limited to, credit, regulatory compliance, legal, reputation, liquidity, market, operational, and strategic. Our risk management activities are focused on ensuring we properly identify, measure and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. We hold capital to protect from the risk of unexpected loss.

A comprehensive discussion of risk management and capital matters affecting us can be found in the Risk Factors section included in Item 1A of this Form 10-K. Some of the more significant processes used to manage and control credit, liquidity, market, and operational risks are described in the following paragraphs.

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

Mortgage Originations

Our Mortgage Originations segment originates, acquires and sells one-to-four family residential mortgage loans. We sell substantially all of the residential mortgage loans we produce into the secondary market on a whole loan basis or securitizing the loans into mortgage-backed securities with the agencies. During 2015, we remained one of the country's leading mortgage loan originators. We utilize production channels to originate or acquire mortgage loans and each production channel originates mortgage loan products which are underwritten to the same standards. We expect to continue to leverage technology to streamline the mortgage origination process, thereby bringing service and convenience to brokers and correspondents. We also continue to make available to our customers various web-based tools that facilitate the mortgage loan origination process through each of our production channels. Brokers and correspondents are able to register and lock loans, check the status of inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Funding for our Mortgage Originations segment is provided primarily by deposits and borrowings. We have initiated a plan to improve volume levels and we continue to build a stronger distributed and direct-to-consumer retail business.

Correspondent. In a correspondent transaction, an unaffiliated bank or mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at a market price. We perform a full review of each loan, whether purchased in bulk or not, purchasing only those that were originated in accordance with our underwriting guidelines. We have active correspondent relationships with 679 companies, including banks, credit unions and mortgage companies located in all 50 states.

Broker. In a broker transaction, an unaffiliated bank or mortgage brokerage company completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as "table funding") thereby becoming the lender of record. Currently, we have active broker relationships with 514 mortgage brokers, credit unions and mortgage brokerage companies located in all 50 states.

Home Lending. In a home lending transaction, loans are originated through our nationwide network of stand-alone home loan centers, as well as referrals from our Community Banking segment and the national direct to consumer call center. When loans are originated on a retail basis, most aspects of the lending process are completed internally, including the origination documentation (inclusive of customer disclosures) as well as the funding of the transactions. At December 31, 2015, we maintained 10 loan origination centers. At the same time, our centralized loan processing provides efficiencies and allows lending sales staff to focus on originations.

As of December 31, 2015, we ranked in the top 10 mortgage lenders nationwide based on our residential first mortgage loan originations. The following tables disclose residential first mortgage loan originations by channel, type and mix for each respective period.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in millions)
Correspondent	$5,026	$5,818	$5,584	$4,115	$20,543
Broker	1,829	2,170	1,930	1,406	7,335
Home Lending Centers	393	450	353	294	1,490
Total	$7,248	$8,438	$7,867	$5,815	$29,368

Purchase originations	$2,648	$3,816	$4,357	2,875	$13,696
Refinance originations	4,600	4,622	3,510	2,940	15,672
Total	$7,248	$8,438	$7,867	$5,815	$29,368

Conventional	$4,616	$5,152	$4,452	$3,351	$17,571
Government	1,351	1,710	1,908	1,416	6,385
Jumbo	1,281	1,576	1,507	1,048	5,412
Total	$7,248	$8,438	$7,867	$5,815	$29,368

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in millions)
Correspondent	$3,546	$4,385	$5,333	$4,788	$18,052
Broker	1,091	1,267	1,498	1,483	5,339
Home Lending Centers	226	291	349	328	1,194
Total	$4,863	$5,943	$7,180	$6,599	$24,585

Purchase originations	$2,797	$3,854	$4,460	$3,543	$14,654
Refinance originations	2,066	2,089	2,720	3,056	9,931
Total	$4,863	$5,943	$7,180	$6,599	$24,585

Conventional	$2,951	$3,707	$4,392	$4,108	$15,158
Government	1,216	1,508	1,854	1,556	6,134
Jumbo	696	728	934	935	3,293
Total	$4,863	$5,943	$7,180	$6,599	$24,585

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in millions)
Correspondent	$8,525	$7,332	$5,479	$4,549	$25,885
Broker	3,201	2,975	1,845	1,591	9,612
Home Lending Centers	697	575	412	296	1,980
Total	$12,423	$10,882	$7,736	$6,436	$37,477

Purchase originations	$2,339	$3,146	$3,682	$3,673	$12,840
Refinance originations	10,084	7,736	4,054	2,763	24,637
Total	$12,423	$10,882	$7,736	$6,436	$37,477

Conventional	$8,592	$7,682	$5,248	$4,131	$25,653
Government	2,799	2,535	1,931	1,560	8,825
Jumbo	1,032	665	557	745	2,999
Total	$12,423	$10,882	$7,736	$6,436	$37,477

Loans held-for-sale

Most of our mortgage loans originated are sold into the secondary market on a whole loan basis. Sales of loans totaled $26.3 billion, or 89.5 percent of originations during the year ended December 31, 2015, compared to $24.4 billion, or 99.2 percent of originations during the year ended December 31, 2014. The increase in the dollar volume of sales during the year ended December 31, 2015 was primarily due to the increase in origination volumes, as compared to the year ended December 31, 2014. The decrease in our percentage of originations sold was due to us deliberately slowing our deliveries to the Agencies to better optimize profitability. As of December 31, 2015, we had outstanding commitments to sell $4.5 billion of mortgage loans. Generally, these commitments are funded within 120 days. For further information on loans held-for-sale, see Note 3 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

The following table sets forth the balance of loans in our held-for-sale portfolio, by loan type, as of the December 31, for the past five years.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Consumer loans	$2,576	$1,244	$1,480	$3,012	$1,801
Commercial loans (1)	—	—	—	928	—
Total consumer and commercial loans held-for-sale	$2,576	$1,244	$1,480	$3,940	$1,801

(1)	Includes the loans that were sold as part of the agreement to sell Northeast commercial loans.

Mortgage Servicing

The Mortgage Servicing segment services and subservices mortgage loans for others on a fee for service basis and may also collect ancillary fees, such as late fees and earn income through the use of noninterest bearing escrows. The Mortgage Servicing segment services residential mortgages for our own held-for-investment loan portfolio held by the Community Banking segment for which it earns revenue via an intercompany service fee allocation. The segment also services loans for others which primarily includes servicing Agency loans wherein the associated MSR’s are owned by the Bank's Other segment with revenue being earned on a contractual fee basis. Lastly, the Mortgage Servicing segment subservices loans for others which primarily includes servicing Agency loans wherein the associated MSR’s are owned by third parties. Revenue on our subserviced loans is earned on a contractual fee basis, with the fees varying based on the status of the underlying loans.

The following table presents the unpaid principal balance (net of write downs) of residential loans serviced and the number of accounts associated with those loans. Our subserviced portfolio makes us the ninth largest subservicer in the nation.

	December 31, 2015		December 31, 2014
	Amount	Number of accounts	Amount	Number of accounts
	(Dollars in millions)
Residential loan servicing
Serviced for own loan portfolio (1)	$6,088	30,683	$4,521	26,268
Serviced for others	26,145	118,662	25,427	117,881
Subserviced for others (2)	40,244	211,740	46,724	238,498
Total residential loans serviced (2)	$72,477	361,085	$76,672	382,647

(1)	Includes loans held-for-investment (residential first mortgage, second mortgage and HELOC), loans held-for-sale (residential first mortgage), loans with government guarantees and repossessed assets.

(2)	Does not include temporary short-term subservicing performed as a result of sales of servicing-released mortgage servicing rights. Includes repossessed assets.

Set forth below is a table describing the characteristics of the mortgage loans serviced for others at December 31, 2015, by year of origination.

Year of Origination	2011 and Prior	2012	2013	2014	2015	Total / Weighted Average
	(Dollars in millions)
Unpaid principal balance (1)	$1,103	$306	$832	$8,597	$15,307	$26,145
Average unpaid principal balance per loan (thousands)	$149	$188	$157	$205	$245	$220
Weighted average service fee (basis points)	29.5	25.6	26.7	26.8	27.6	27.4
Weighted average coupon	4.69%	3.63%	4.48%	4.27%	3.98%	4.12%
Weighted average original maturity (months)	360	330	327	337	336	337
Weighted average age (months)	83	41	26	17	7	15
Average current FICO score (2)	703	763	740	729	736	733
Average original LTV ratio	81.5%	72.3%	80.0%	79.8%	76.5%	77.9%
Housing Price Index LTV, as recalculated (3)	66.9%	50.5%	65.7%	71.1%	73.1%	71.7%
Loan count	7,407	1,632	5,302	41,891	62,430	118,662

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)
Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market, the floor rate on virtually all of the loans is in effect.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2015.

Set forth below is a table of the past due trends in mortgage loans serviced for others at December 31, 2015, by year of origination.

Year of Origination	2011 and Prior	2012	2013	2014	2015	Total
	(Dollars in millions)
30-59 days past due	$50	$3	$8	$75	$62	$198
60-89 days past due	18	1	1	14	11	45
90 days or greater past due	52	—	3	20	5	80
Total past due	120	4	12	109	78	323
Current	983	302	820	8,488	15,229	25,822
Unpaid principal balance (1)	$1,103	$306	$832	$8,597	$15,307	$26,145

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

At December 31, 2015, the unpaid balance relating to originations within the past two years has improved to 91.4 percent of the total unpaid balance, compared to 88.2 percent at December 31, 2014. The loan count for the same two year period has also improved as a percentage of the total loan count, from 85.2 percent at December 31, 2014 to 87.9 percent at December 31, 2015.

The unpaid balance of loans originated four years ago and prior has improved to 4.2 percent of the total unpaid balance, compared to 6.0 percent at December 31, 2014. The loan count for this category has also improved from 9,442 at December 31, 2014 to 7,407 at December 31, 2015, representing an improvement as a percentage of the total loan count, from 8.0 percent to 6.2 percent, respectively.

Mortgage loans originated four years ago and prior continue to represent the highest percentage of loans past due within the respective buckets, with 89.1 percent being current within that category at December 31, 2015. This represents an improvement from December 31, 2014 which exhibited a current rate of 82.0 percent within the same category.

By year of origination, the current bucket has improved in most categories and has improved in totality from 98.3 percent at December 31, 2014 to 98.8 percent at December 31, 2015. We continue to focus on collections and keeping customers current in order to limit the number of loans in default.

Set forth below is a table describing the characteristics of the residential mortgage loans subserviced for others at December 31, 2015, by year of origination.

Year of Origination	2011 and Prior	2012	2013	2014	2015	Total / Weighted Average
	(Dollars in millions)
Unpaid principal balance (1)	$10,097	$14,436	$8,817	$1,144	$5,750	$40,244
Average unpaid principal balance per loan (thousands)	$138	$208	$211	$258	$248	$190
Weighted average service fee (basis points)	32.9	28.2	27.6	25.2	31.6	29.7
Weighted average coupon	4.78%	3.61%	3.62%	4.40%	3.90%	3.97%
Weighted average original maturity (months)	335	328	329	360	348	334
Weighted average age (months)	69	41	32	19	5	40
Average current FICO score (2)	713	753	749	755	716	737
Average original LTV ratio	82.8%	74.5%	75.8%	73.4%	85.5%	78.4%
Housing Price Index LTV, as recalculated (3)	65.0%	53.4%	58.5%	64.3%	83.8%	62.1%
Loan count	72,903	69,561	41,698	4,437	23,141	211,740

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)
Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market, the floor rate on virtually all of the loans is in effect.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2015.

Set forth below is a table of the past due trends in residential mortgage loans subserviced for others at December 31, 2015, by year of origination.

Year of Origination	2011 and Prior	2012	2013	2014	2015	Total
	(Dollars in millions)
30-59 days past due	$384	$99	$49	$5	$30	$567
60-89 days past due	144	33	16	1	3	197
90 days or greater past due	394	83	48	2	2	529
Total past due	922	215	113	8	35	1,293
Current	9,175	14,221	8,704	1,136	5,715	38,951
Unpaid principal balance (1)	$10,097	$14,436	$8,817	$1,144	$5,750	$40,244

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

Loans held-for-investment

Loans held-for-investment increased $1.9 billion at December 31, 2015, from December 31, 2014. In 2015, we executed our strategy to build a stable held-for-investment loan portfolio that generates consistent interest income through the origination or purchase of high quality conforming and non-conforming (jumbo) loans, expanding our commercial and industrial lending portfolio, and increasing our warehouse customers and available lines. These efforts lead to residential first mortgages increasing by $907 million, warehouse loans increasing by $567 million, commercial real estate loans increasing by $194 million and commercial and industrial loans increasing by $123 million, and HELOC loans increasing by $127 million.

For information relating to the loans held-for-investment, see Notes 5 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statement and Supplementary Data, herein.

The following table sets forth a breakdown of our loans held-for-investment portfolio (unpaid principal balance) at December 31, 2015.
LOANS HELD-FOR-INVESTMENT, BY RATE TYPE

	Fixed Rate	Adjustable Rate	Total
	(Dollars in millions)
Consumer loans
Residential first mortgage	$1,044	$2,032	$3,076
Second mortgage	138	5	143
HELOC	—	390	390
Other	30	—	30
Total consumer loans	1,212	2,427	3,639
Commercial loans
Commercial real estate	52	769	821
Commercial and industrial	44	512	556
Warehouse lending	—	1,367	1,367
Total commercial loans	96	2,648	2,744
Total consumer and commercial loans held-for-investment (1)	$1,308	$5,075	$6,383

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

The following two tables below provide a comparison of the breakdown of loans held-for-investment and the detail for the activity in our loans held-for-investment portfolio for each of the past five years.

LOANS HELD-FOR-INVESTMENT

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,100	$2,193	$2,509	$3,009	$3,750
Second mortgage	135	149	170	115	139
HELOC	384	257	290	179	222
Other	31	31	37	50	67
Total consumer loans	3,650	2,630	3,006	3,353	4,178
Commercial loans
Commercial real estate	814	620	409	640	1,243
Commercial and industrial	552	429	217	97	444
Warehouse lending	1,336	769	424	1,348	1,174
Total commercial loans	2,702	1,818	1,050	2,085	2,861
Total consumer and commercial loans held-for-investment	6,352	4,448	4,056	5,438	7,039
Allowance for loan losses	(187)	(297)	(207)	(305)	(318)
Total loans held-for-investment, net	$6,165	$4,151	$3,849	$5,133	$6,721

LOANS HELD-FOR-INVESTMENT PORTFOLIO ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Balance, beginning of year	$4,447	$4,056	$5,438	$7,039	$6,305
Loans originated and purchased (1)	2,975	894	868	901	1,017
Change in lines of credit (2)	678	424	380	139	108
Loans transferred from loans held-for-sale	32	56	64	62	17
Loans transferred to loans held-for-sale (3)(4)(5)	(1,198)	(509)	(832)	(1,221)	(136)
Loan amortization / prepayments	(569)	(451)	(1,687)	(1,113)	(61)
Loans transferred to repossessed assets	(13)	(23)	(175)	(369)	(212)
Balance, end of year	$6,352	$4,447	$4,056	$5,438	$7,038

(1)
During the year ended December 31, 2013, there were $171 million of HELOC loans and $73 million of second mortgage loans that were reconsolidated at fair value as a result of the settlement agreements with Assured and MBIA.

(2)	A reclass of warehouse loans is included in the schedule in 2014.

(3)
During the year ended December 31, 2012, loans transferred from held-for-investment to held-for-sale include $928 million of commercial loans related to the agreements to sell a substantial portion of Northeast-based commercial loans.

(4)
During the year ended December 31, 2013, loans transferred from held-for-investment to held-for-sale include $508 million unpaid principal balance of residential first mortgage nonperforming and TDR loans that were sold and $278 million unpaid principal balance of residential first jumbo adjustable-rate mortgage loans.

(5)	During the year ended December 31, 2014, loans transferred from held-for-investment to held-for-sale included $225 million unpaid principal balance of residential first jumbo mortgage loans.

Residential first mortgage loans. We originate or purchase various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. The LTV requirements vary depending on occupancy, property type, loan amount, and FICO. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance.

At December 31, 2015, the largest geographic concentrations of our residential first mortgage loans in our held-for investment portfolio were in California, Florida and Michigan, which represented 52.7 percent of such loans outstanding.

The following table details the geographic distribution of properties collateralizing residential first mortgage loans held-for-investment throughout the United States (measured by unpaid principal balance and expressed as a percent of the total).

	December 31,
State	2015	2014
California	35.9%	28.1%
Michigan	9.0%	12.0%
Florida	7.9%	13.7%
Texas	6.2%	2.4%
Washington	5.4%	4.5%
Illinois	3.7%	2.1%
Arizona	2.6%	4.0%
All other states (1)	29.3%	33.2%
Total	100.0%	100.0%

(1)	No other state contains more than 3.0 percent of the total.

The following table identifies our held-for-investment mortgages by major category, at December 31, 2015 and December 31, 2014.

	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
December 31, 2015	(Dollars in millions)
Residential first mortgage loans
Amortizing	$2,999	3.52%	752	752	304	68.3%	62.5%
Interest only (4)	64	3.48%	753	755	320	62.0%	55.1%
Option ARMs (5)	13	3.29%	710	728	268	69.0%	62.1%
Total residential first mortgage loans	$3,076	3.52%	752	752	304	68.2%	62.4%

December 31, 2014
Residential first mortgage loans
Amortizing	$1,541	3.79%	714	715	292	75.7%	70.6%
Interest only (4)	628	3.63%	727	738	263	74.0%	80.1%
Option ARMs (5)	34	3.19%	714	715	282	69.9%	87.4%
Total residential first mortgage loans	$2,203	3.73%	718	721	283	75.2%	73.6%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the year ended December 31, 2015.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2015.

(4)	Includes only those loans that are currently in the interest-only phase of repayment. Loans originated as interest-only that are now amortizing are included in amortizing loans.

(5)	Primarily Option ARMs.

The following table identifies our held-for-investment mortgages by major category, at December 31, 2015.

December 31, 2015	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
	(Dollars in millions)
Residential first mortgage loans
Amortizing
3/1 ARM	$67	3.59%	706	704	225	75.7%	58.5%
5/1 ARM	959	3.12%	756	756	323	65.2%	58.3%
7/1 ARM	913	3.32%	767	768	353	67.2%	62.0%
Other ARM	22	3.58%	709	703	226	76.8%	56.6%
Fixed mortgage loans	1,038	4.05%	740	737	249	71.6%	67.0%
Total amortizing	2,999	3.52%	752	752	304	68.3%	62.5%
Interest-only (4)	64	3.48%	753	755	320	62.0%	55.1%
Other (5)	13	3.29%	710	728	268	69.0%	62.1%
Total residential first mortgage loans	$3,076	3.52%	752	752	304	68.2%	62.4%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the year ended December 31, 2015.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2015.

(4)	Includes only those loans that are currently in the interest-only phase of repayment. Loans originated as interest-only that are now amortizing are included in amortizing loans.

(5)	Primarily Option ARMs.

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

Additionally, the following loan products’ contractual terms may give rise to a concentration of credit risk and increase the Company’s exposure to risk of non-payment or realization:

(a)	Hybrid or ARM loans that are subject to future payment increases;

(b)	Option ARM loans that permit negative amortization; and

(c)	Loans under (a) or (b) above with LTV ratios above 80 percent;

The following table details the unpaid principal balance, net of write downs, of these loans at December 31, 2015 and 2014.

	Loans Held-for-Investment
	December 31, 2015	December 31, 2014
	(Dollars in millions)
Amortizing hybrid ARMs
3/1 ARM	$67	$123
5/1 ARM	960	572
7/1 ARM	914	166
Interest only hybrid ARMs
3/1 ARM	2	89
5/1 ARM	11	367
7/1 ARM	1	30
Option ARMs	11	32
All other ARMs	66	95
Total	$2,032	$1,474

Of the loans listed above, the following table details the amount that have original LTV ratios exceeding 80 percent.

	Principal Outstanding
	December 31, 2015	December 31, 2014
	(Dollars in millions)
Loans with original LTV ratios above 80 percent
> 80%< = 90%	$473	$91
> 90%< = 100%	26	74
> 100%	3	1
Total	$502	$166

Set forth below as of December 31, 2015, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As indicated in the above table, loans may reset more than once over a three-year period and nonperforming loans do not reset while in the nonperforming status. Accordingly, the table below may include the same loans in more than one period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in millions)
2016	$128	$138	$146	$131
2017	138	142	147	133
2018	139	144	152	136
Later years (1)	349	540	861	813

(1)	Later years reflect one reset period per loan.

Second mortgage loans. The majority of second mortgages we currently originate are closed in conjunction with the closing of the residential first mortgages originated by us. We generally require the same levels of documentation and ratios as with our residential first mortgages. Our current allowable debt-to-income ratio for approval of second mortgages is capped at 43 percent. We currently limit the maximum CLTV to 80 percent and FICO scores to a minimum of 680. Current fixed rate loans are available with terms up to 15 years. The second mortgage loans require full documentation and are underwritten and priced to ensure high credit quality and loan profitability.

Home Equity Line of Credit loans. Underwriting guidelines for our HELOC originations have been established to attract higher credit quality loans with long-term profitability. The minimum FICO is 680, maximum CLTV up to 89 percent, and the maximum debt-to-income ratio is 43 percent. HELOCs are adjustable-rate loans that generally contain a 10-year interest-only draw period followed by a 20-year amortizing period

Included in HELOC loans are interest-only loans. At December 31, 2015, the unpaid principal balance of our interest-only mortgage loans was $64 million. Upon a change in our intent, we sold approximately $601 million of interest-only mortgage loans that were transferred to held-for-sale and subsequently sold during the year ended December 31, 2015 as part of a concerted effort to de-risk our balance sheet and reduce the costs associated with nonperforming and higher risk assets.

Commercial loans held-for-investment. During the twelve months ended December 31, 2015, we have continued to grow our commercial loan portfolio. Our Commercial and Business Banking group includes relationships with relationship managers throughout Michigan's major markets. Our commercial loans held-for-investment totaled $2.7 billion at December 31, 2015 and $1.8 billion at December 31, 2014. The portfolio consists of three loan types: commercial real estate, commercial and industrial, and warehouse loans, each of which is discussed in more detail below.

The following table identifies the commercial loan held-for-investment portfolio by loan type and selected criteria at December 31, 2015 and December 31, 2014.

Commercial Loans Held-for-Investment
	December 31, 2015		December 31, 2014
	Balance	Average Note Rate	Balance	Average Note Rate
	(Dollars in millions)
Commercial real estate loans:
Fixed rate	$52	4.9%	$81	5.1%
Adjustable rate	769	2.8%	542	2.9%
Total commercial real estate loans	821		623
Net deferred fees and other	(7)		(3)
Total commercial real estate loans, net	$814		$620
Commercial and industrial loans:
Fixed rate	$44	4.7%	$28	3.9%
Adjustable rate	512	3.0%	408	3.4%
Total commercial and industrial loans	556		436
Net deferred fees and other	(4)		(7)
Total commercial and industrial loans, net	$552		$429
Warehouse loans:
Adjustable rate	$1,367	3.4%	$789	3.8%
Net deferred fees and other	(31)		(20)
Total warehouse loans, net	$1,336		$769
Total commercial loans:
Fixed rate	$96	4.8%	$109	4.8%
Adjustable rate	2,648	3.1%	1,739	3.3%
Total commercial loans	2,744		1,848
Net deferred fees and other	(42)		(30)
Total commercial loans, net	$2,702		$1,818

Commercial real estate loans. Our commercial real estate held-for-investment loan portfolio is comprised of loans that are collateralized by real estate properties intended to be income-producing in the normal course of business.

The following table discloses our total unpaid principal balance (net of write downs) of commercial real estate held-for-investment loans by geographic concentration and collateral type at December 31, 2015.

	State
Collateral Type	Michigan	California	Other	Total (1)
	(Dollars in millions)
Office	$156	$7	$—	$163
Retail	100	9	39	148
Industrial	102	11	6	119
Apartments	95	—	11	106
Special Purpose	81	1	1	83
Shopping center	44	—	—	44
Hotel/Motel	37	—	—	37
Senior living facility	33	—	—	33
Other	69	9	10	88
Total	$717	$37	$67	$821
Percent	87.3%	4.5%	8.2%	100.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

Commercial and industrial loans. Commercial and industrial held-for-investment loan facilities typically include lines of credit and term loans to financial service, small and middle market businesses for use in normal business operations to finance working capital needs, owner occupied real estate loans, equipment purchases, and expansion projects. Most of our commercial and industrial loans earn interest at a variable rate and we offer our customers the ability to enter into interest rate swaps for which we offset our risk by entering into offsetting market trades.

Warehouse lending. We also offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or draw-down on the line is collateralized by mortgage loans being funded and is paid off once the loan is sold to an outside investor which may include ourselves. Underlying mortgage loans are predominately originated using the agencies' underwriting standards. We believe we are increasing market share in the warehouse lending market through our strategic initiative to increase lending to customers who originate loans they then sell to outside third party investors. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at December 31, 2015 was $2.2 billion, of which $1.3 billion was outstanding, compared to $1.6 billion committed at December 31, 2014, of which $0.8 billion was outstanding.

Loan Principal Payments

The following tables set forth, at December 31, 2015, the expected repayment of our loans held-for-investment, both as fixed rate and adjustable-rate loans.

LOAN PRINCIPAL REPAYMENT SCHEDULE
FIXED RATE LOANS

	December 31, 2015
	Within 1 Year	1 Year to 2 Years	2 Years to 3 Years	3 Years to 5 Years	5 Years to 10 Years	10 Years to 15 Years	Over 15 Years	Totals (1)
	(Dollars in millions)
Residential first mortgage	$33	$34	$36	$76	$219	$269	$377	$1,044
Second mortgage	6	7	7	16	50	52	—	138
Other consumer	6	4	4	6	10	—	—	30
Commercial real estate	22	22	8	—	—	—	—	52
Commercial and industrial	6	7	6	14	11	—	—	44
Total loans	$73	$74	$61	$112	$290	$321	$377	$1,308

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

LOAN PRINCIPAL REPAYMENT SCHEDULE
ADJUSTABLE RATE LOANS

	December 31, 2015
	Within 1 Year	1 Year to 2 Years	2 Years to 3 Years	3 Years to 5 Years	5 Years to 10 Years	10 Years to 15 Years	Over 15 Years	Totals (1)
	(Dollars in millions)
Residential first mortgage	$47	$49	$50	$105	$295	$347	$1,139	$2,032
Second mortgage	—	—	1	1	3	—	—	5
HELOC	12	12	13	28	83	106	136	390
Commercial real estate	235	242	248	44	—	—	—	769
Commercial and industrial	169	173	170	—	—	—	—	512
Warehouse lending	1,367	—	—	—	—	—	—	1,367
Total loans	$1,830	$476	$482	$178	$381	$453	$1,275	$5,075

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

Credit Quality

Management considers a number of qualitative and quantitative factors in assessing the level of its allowance for loan losses. See the section captioned "Allowance for Loan Losses" in this discussion. As illustrated in the following tables, trends in certain credit quality characteristics such as nonperforming loans and past due statistics have recently shown signs of improvement. This is predominantly a result of the nonperforming and TDR loan sales, as well as run off of the legacy portfolios and the addition of new loans with strong credit characteristics to the held-for-investment portfolio.

The following table sets forth certain information about our nonperforming assets as of the end of each of the last five years.
NONPERFORMING LOANS AND ASSETS

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Nonperforming loans held-for-investment	$31	$74	$99	$254	$292
Nonperforming TDRs	7	29	26	61	67
Nonperforming TDRs at inception but performing for less than six months	28	17	21	85	130
Total nonperforming loans held-for investment (1)	66	120	146	400	489
Real estate and other nonperforming assets, net	17	19	36	121	114
Nonperforming assets held-for-investment, net	$83	$139	$182	$521	$603
Ratio of nonperforming assets to total assets	0.61%	1.41%	1.94%	3.70%	4.42%
Ratio of nonperforming loans held-for-investment to loans held-for-investment	1.05%	2.71%	3.59%	7.35%	6.94%
Ratio of allowance to loans held-for-investment (2)	3.00%	7.01%	5.42%	5.61%	4.52%
Ratio of net charge-offs to average loans held-for-investment (2)	1.85%	1.07%	4.00%	4.43%	2.14%
Ratio of nonperforming assets to loans held-for-investment and repossessed assets	1.32%	3.12%	4.46%	9.36%	8.43%

(1)	Does not include nonperforming loans held-for-sale of $12 million, $15 million, $1 million, $2 million and $5 million at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

(2)	Excludes loans carried under the fair value option.

Past due loans held-for-investment

For all portfolios within the consumer and commercial loan portfolio, loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due (or nonperforming), or earlier when we become aware of information indicating that collection of principal and interest is in doubt. While it is the goal of management to collect on loans, we attempt to work out a satisfactory repayment schedule or modification with past due borrowers and will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our practices regarding past due loans are designed to both assist borrowers in meeting their contractual obligations and minimize losses incurred by the bank. When a loan is placed on nonaccrual status, the accrued interest income is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. At December 31, 2015, we had $80 million of past due loans held-for-investment. Of those past due loans, $66 million loans were nonperforming. At December 31, 2014, we had $164 million of past due loans held-for-investment. Of those past due loans, $120 million loans were nonperforming. The decrease from December 31, 2015 to December 31, 2014 was primarily due to the sale of nonperforming residential first mortgage loans and our overall improved credit quality.

Consumer loans. As of December 31, 2015, nonperforming consumer loans totaled $64 million, a decrease from $120 million at December 31, 2014, primarily due to the sale of nonperforming residential first mortgage loans and improvement in our overall credit quality. Net charge-offs in consumer loans totaled $90 million for the year ended December 31, 2015, compared to $42 million for the year ended December 31, 2014, primarily due to charge-offs related to the sale of nonperforming residential first mortgage loans.

Commercial loans. As of December 31, 2015, nonperforming commercial loans totaled $2 million. There were no nonperforming loans as of December 31, 2014. Net charge-offs in commercial loans totaled $1 million for the year ended December 31, 2015, which was an increase from net recoveries of $1 million for the year ended December 31, 2014, primarily due to nonperforming commercial loans during the year ended December 31, 2015.

The following table sets forth information regarding past due loans at the dates listed.

PAST DUE LOANS HELD-FOR-INVESTMENT

	December 31,
Days Past Due	2015	2014	2013	2012	2011
	(Dollars in millions)
30 – 59 days
Consumer loans
Residential first mortgage	$7	$29	$37	$63	$75
Second mortgage	—	1	2	1	2
HELOC	2	4	2	2	5
Other	1	—	—	1	2
Commercial loans
Commercial real estate	—	—	—	7	7
Total 30 – 59 days past due	10	34	41	74	91
60 – 89 days
Consumer loans
Residential first mortgage	3	8	19	17	37
Second mortgage	—	1	—	1	2
HELOC	1	1	1	1	2
Commercial loans
Commercial real estate	—	—	—	7	12
Total 60 – 89 days past due	4	10	20	26	53
90 days or greater
Consumer loans
Residential first mortgage	53	115	134	306	373
Second mortgage	2	2	3	4	6
HELOC	9	3	7	3	8
Other	—	—	—	—	1
Commercial loans
Commercial real estate	—	—	2	86	99
Commercial and industrial	2	—	—	—	2
Total 90 days or greater past due (1)	66	120	146	399	489
Total past due loans	$80	$164	$207	$499	$633

(1)	Includes performing nonaccrual loans that are less than 90 days delinquent for which interest cannot be accrued.

The $84 million decrease in total past due loans at December 31, 2015, compared to December 31, 2014 was primarily driven by the sale of $421 million unpaid principal balance of nonperforming and interest-only loans during the year ended December 31, 2015. In addition, our overall credit quality has improved. The 30 to 59 days past due loans decreased to $10 million at December 31, 2015, compared to $34 million at December 31, 2014, primarily driven by improved asset quality and growth in higher quality residential mortgage loans.

The following table sets forth information regarding loans held-for-investment and nonperforming loans (i.e., 90 days or greater past due loans) as to which we have ceased accruing interest.

LOANS HELD-FOR-INVESTMENT AND NONACCRUAL LOANS

	December 31, 2015
	Loans Held-for-Investment	Nonaccrual Loans	As a % of Specified Loan Portfolio	As a % of Nonaccrual Loans
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,100	$53	1.7%	80.4%
Second mortgage	135	2	1.5%	3.0%
HELOC	384	9	2.3%	13.6%
Other consumer	31	—	—%	—%
Total consumer loans	3,650	64	1.8%	97.0%
Commercial loans
Commercial real estate	814	—	—%	—%
Commercial and industrial	552	2	0.4%	3.0%
Warehouse lending	1,336	—	—%	—%
Total commercial loans	2,702	2	0.1%	3.0%
Total loans (1)	$6,352	$66	1.0%	100.0%
Less allowance for loan losses	(187)
Total loans held-for-investment, net	$6,165

(1)	Includes $10 million of nonaccrual loans carried under the fair value option at December 31, 2015.

Troubled debt restructurings (held-for-investment)

Troubled debt restructurings ("TDRs") are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted. The decrease in our total TDR loans at December 31, 2015, compared to December 31, 2014 was primarily due to TDR loan sales. Nonperforming TDRs were 53.4 percent and 37.9 percent of total nonperforming loans at December 31, 2015 and December 31, 2014, respectively.

Nonperforming TDRs are included in nonaccrual loans. TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms. Performing TDRs are excluded from nonaccrual loans because it is reasonably assured that all contractual principal and interest due under the restructured terms will be collected. Within consumer nonperforming loans, residential first mortgage TDRs were 50.5 percent of residential first mortgage nonperforming loans at December 31, 2015, compared to 37.5 percent at December 31, 2014.

The following table provides a summary of TDRs by performing status.

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
December 31, 2015
Consumer loans (1)	$101	$35	$136
Total TDRs	$101	$35	$136
December 31, 2014
Consumer loans (1)	$361	$46	$407
Commercial loans (2)	1	—	1
Total TDRs	$362	$46	$408

(1)
Consumer loans include: residential first mortgage, second mortgage, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $15 million and $81 million at December 31, 2015 and 2014, respectively.

(2)	Commercial loans include: commercial real estate, commercial and industrial and warehouse loans.

The $272 million decrease in TDRs loans at December 31, 2015, compared to December 31, 2014 was primarily due to the sale of TDR loans during the year ended December 31, 2015.

The following table sets forth the activity during each of the years presented with respect to performing TDRs and nonperforming TDRs.

	TDRs
	For the Years Ended December 31,
	2015	2014	2013
Performing	(Dollars in millions)
Beginning balance	$362	$383	$590
Additions	75	44	58
Transfer to nonperforming TDR	(16)	(34)	(17)
Transfer from nonperforming TDR	5	7	16
Principal repayments	(3)	(7)	(5)
Reductions (1)	(322)	(31)	(259)
Ending balance	$101	$362	$383
Nonperforming
Beginning balance	$46	$47	$145
Additions	23	14	15
Transfer to nonperforming TDR	16	34	17
Transfer from nonperforming TDR	(5)	(7)	(16)
Principal repayments	—	(1)	(1)
Reductions (1)	(45)	(41)	(113)
Ending balance	$35	$46	$47

(1)	Includes loans paid in full or otherwise settled, sold or charged off.

Allowance for Loan Losses

See Notes 1 and 5 to the Consolidated Financial Statements for additional information.

The allowance for loan losses was $187 million and $297 million at December 31, 2015 and 2014, respectively. The decrease in the allowance for loan losses was primarily due to the improvements in asset quality and the release of reserves from loan sales. In 2014, we recorded a $132 million provision that was primarily driven by two changes in estimates that occurred in the first quarter (described further in the prior year comparison): the evaluation of current data related to the loss emergence period on our residential mortgage loan portfolio and the evaluation of the enhanced risk associated with payment resets relating to interest-only loans. In 2015, we sold 90 percent of our interest-only loans at prices that were favorable as compared to the continuing reset risk associated with us continuing to hold these loans which was recorded consistent with the incurred loss methodology. This action along with the sale of $444 million nonperforming loans resulted in a $69 million reduction to the allowance for loan losses which along with an overall improvement in portfolio quality was the primary driver of the $19 million net benefit reported in 2015 being partially offset by a $1.9 billion increase in volume of average loans held-for-investment due to the origination of residential first mortgages and increased commercial lending.

The allowance for loan losses as a percentage of loans held-for-investment decreased to 3.0 percent as of December 31, 2015 from 7.0 percent as of December 31, 2014, primarily as a result of the improvements in asset quality and sale of lower quality interest-only residential first mortgage loans, nonperforming loans and troubled debt restructured first mortgage loans. At December 31, 2015, we had a 4.2 percent allowance coverage of our consumer loan portfolio, consistent with the decrease in consumer past due loans and sale of lower quality assets. The commercial loan allowance for loan losses coverage ratio was 1.4 percent at December 31, 2015, reflecting the strong credit quality of this portfolio and growth in warehouse loans during the nine month ended December 31, 2015.

The following table set forth certain information regarding the allocation of our allowance for loan losses to each loan category.

ALLOWANCE FOR LOAN LOSSES

	December 31, 2015
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Allowance as a Percentage of Loan Portfolio
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,094	49.7%	$115	3.7%
Second mortgage	93	1.5%	11	11.8%
HELOC	321	5.1%	21	6.5%
Other	31	0.5%	3	9.7%
Total consumer loans	3,539	56.8%	150	4.2%
Commercial loans
Commercial real estate	814	13.0%	18	2.2%
Commercial and industrial	552	8.8%	13	2.4%
Warehouse lending	1,336	21.4%	6	0.4%
Total commercial loans	2,702	43.2%	37	1.4%
Total consumer and commercial loans (1)	$6,241	100.0%	$187	3.0%

(1)	Excludes loans carried under the fair value option.

The following tables set forth certain information regarding our allowance for loan losses as of December 31, 2015 and the allocation of the allowance for loan losses over the past five years.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2015		2014		2013		2012		2011
	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans
	(Dollars in millions)
Consumer loans
Residential first mortgage	$116	1.9%	$234	5.6%	$162	4.2%	$220	4.0%	$179	2.5%
Second mortgage	11	0.2%	12	0.3%	12	0.3%	20	0.4%	17	0.2%
HELOC	21	0.3%	19	0.4%	8	0.2%	18	0.3%	15	0.2%
Other	2	—%	1	—%	2	0.1%	2	0.1%	2	0.1%
Total consumer loans	150	2.4%	266	6.3%	184	4.8%	260	4.8%	213	3.0%
Commercial loans
Commercial real estate	18	0.3%	17	0.4%	19	0.5%	41	0.7%	97	1.4%
Commercial and industrial	13	0.2%	11	0.2%	3	0.1%	3	0.1%	7	0.1%
Warehouse lending	6	0.1%	3	0.1%	1	—%	1	—%	1	—%
Total commercial loans	37	0.6%	31	0.7%	23	0.6%	45	0.8%	105	1.5%
Total consumer and commercial loans (1)	$187	3.0%	$297	7.0%	$207	5.4%	$305	5.6%	$318	4.5%

(1)	Excludes loans carried under the fair value option.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Beginning balance	$297	$207	$305	$318	$274
Provision for loan losses	(19)	132	70	276	177
Charge-offs
Consumer loans
Residential first mortgage	(87)	(38)	(133)	(176)	(42)
Second mortgage	(4)	(3)	(6)	(19)	(19)
HELOC	(3)	(6)	(5)	(17)	(17)
Other consumer	(4)	(2)	(4)	(4)	(5)
Total consumer loans	(98)	(49)	(148)	(216)	(83)
Commercial loans
Commercial real estate	—	(3)	(47)	(105)	(58)
Commercial and industrial	(3)	—	(2)	(6)	(1)
Warehouse lending	—	—	—	—	(1)
Total commercial loans	(3)	(3)	(49)	(111)	(60)
Total charge offs	(101)	(52)	(197)	(327)	(143)
Recoveries
Consumer loans
Residential first mortgage	3	3	15	19	2
Second mortgage	2	1	1	2	2
HELOC	—	—	1	—	2
Other consumer	3	3	2	2	2
Total consumer loans	8	7	19	23	8
Commercial loans
Commercial real estate	2	3	10	15	2
Commercial and industrial	—	—	—	—	—
Total commercial loans	2	3	10	15	2
Total recoveries	10	10	29	38	10
Charge-offs, net of recoveries	(91)	(42)	(168)	(289)	(133)
Ending balance	$187	$297	$207	$305	$318
Net charge-off ratio (1)	1.85%	1.07%	4.00%	4.43%	2.14%

(1)	Excludes loans carried under the fair value option.

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

Our principal uses of funds include loan originations and operating expenses. At December 31, 2015, we had outstanding rate-lock commitments of $3.8 billion, compared to $2.2 billion at December 31, 2014. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commitments totaled $5.5 billion at December 31, 2015 and $3.5 billion at December 31, 2014.

The amount we can borrow, or the value we receive for the assets pledged to our liquidity providers, varies based on the amount and type of pledged collateral as well as the perceived market value of the assets and the "haircut" of the market value of the assets. That value is sensitive to the pricing and policies of our liquidity providers and can change with little or no notice.

In addition to operating expenses at a particular level of mortgage originations, our cash flows are fairly predictable and relate primarily to the funding cash outflows to originate or purchase residential first mortgages and sales cash inflows of those residential first mortgages. Our mortgage warehouse funding line of business also generates cash flows as funds are extended to correspondent relationships to close new loans. Those loans are repaid when the correspondent sells the loan. Other material cash flows relate to growing our commercial lines of business and the loans we service for others and consist primarily of monthly principal, interest, taxes and insurance escrow payments.

Our Consolidated Statements of Cash Flows shows cash used in operating activities of $9.5 billion, $8.1 billion, and $1.6 billion for the years ended December 31, 2015, 2014 and 2013, respectively. This primarily reflects our mortgage operations and is a reflection of the manner in which we execute certain loan sales for which the cash outflow is included in operating activities and the corresponding cash inflow is included in the investing section.

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

Deposits

Our deposits consist of three primary categories: retail deposits, government deposits, and company controlled deposits. Total deposits increased $866 million, or 12.3 percent at December 31, 2015, compared to December 31, 2014, primarily due to an increase in retail deposits and company controlled deposits.

We have continued to focus on increasing our core deposit accounts such as branch and commercial demand deposits, savings and money market accounts. These core deposits provide a lower cost funding source to the Bank. During the year ended December 31, 2015 our core deposits increased $433 million, primarily due to our promotional campaign to increase our retail savings accounts.

We utilize local governmental agencies, and other public units, as an additional source for deposit funding. These deposit accounts include $397 million of certificates of deposit with maturities typically less than one year and $665 million in checking and savings accounts at December 31, 2015.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. Certain deposits require us to reimburse the owner for the spread on these funds. This cost is a component of net loan administration income. During the year ended December 31, 2015 these deposits increased $266 million. This increase is primarily due to the return of these deposits to the Company in September 2015 from another depository.

We participate in the Certificates of Deposit Account Registry Service ("CDARS") program, through which certain customer certificates of deposit ("CD") are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50 million. At December 31, 2015, we had $310 million of total CDs enrolled in the CDARS program. The total CDARS balances decreased $83 million at December 31, 2015, from December 31, 2014.

The composition of our deposits was as follows at the date indicated.

	December 31,
	2015			2014
	(Dollars in millions)
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
Retail deposits
Branch retail deposits
Demand deposit accounts	$797	0.07%	10.0%	$726	0.08%	10.3%
Savings accounts	3,717	0.79%	46.8%	3,428	0.72%	48.5%
Money market demand accounts	163	0.15%	2.1%	209	0.15%	3.0%
Certificates of deposit/CDARS (1)	811	0.86%	10.2%	807	0.65%	11.4%
Total branch retail deposits	5,488	0.68%	69.2%	5,170	0.60%	73.1%
Commercial deposits
Demand deposit accounts	194	0.41%	2.4%	133	0.01%	1.9%
Savings accounts	34	0.56%	0.4%	27	0.35%	0.4%
Money market demand accounts	104	0.76%	1.3%	43	0.60%	0.6%
Certificate of deposit/CDARS (1)	14	1.03%	0.2%	5	0.29%	0.1%
Total commercial deposits	346	0.55%	4.3%	208	0.18%	3.0%
Total retail deposits subtotal	$5,834	0.67%	73.5%	$5,378	0.59%	76.1%
Government deposits
Demand deposit accounts	302	0.39%	3.8%	246	0.38%	3.5%
Savings accounts	363	0.51%	4.6%	317	0.52%	4.5%
Certificate of deposit/CDARS	397	0.55%	5.0%	355	0.43%	5.0%
Total government deposits (2)	1,062	0.49%	13.4%	918	0.45%	13.0%
Company controlled deposits (3)	1,039	—%	13.1%	773	—%	10.9%
Total deposits (4)	$7,935	0.56%	100.0%	$7,069	0.50%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $0.9 billion at December 31, 2015 and $0.8 billion at 2014.

(2)	Government deposits include funds from municipalities and schools.

(3)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $3.4 billion and $2.6 billion at December 31, 2015 and 2014, respectively.

The following table indicates the scheduled maturities of our certificates of deposit with a minimum denomination of $100,000 by acquisition channel as of December 31, 2015.

	Retail Deposits	Government Deposits	Total

Twelve months or less	$356	$381	$737
One to two years	41	10	51
Two to three years	44	—	44
Three to four years	7	—	7
Four to five years	24	—	24
Thereafter	23	—	23
Total	$495	$391	$886

The following table sets forth information relating to our total deposit flows for each of the years indicated.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Beginning deposits	$7,068	$6,140	$8,294	$7,690	$7,998
Interest credited	42	30	42	70	96
Net deposit increase (decrease)	825	898	(2,196)	534	(404)
Total deposits, end of the year	$7,935	$7,068	$6,140	$8,294	$7,690

Borrowings

The Federal Home Loan Bank provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the Federal Home Loan Bank using approved loan types as collateral. At December 31, 2015, we had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and we may access that line to the extent that collateral is provided. At December 31, 2015, we had $3.5 billion of advances outstanding and an additional $0.5 billion of collateralized borrowing capacity available at Federal Home Loan Bank.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At December 31, 2015, we had pledged commercial and industrial loans amounting to $75 million with a lendable value of $45 million. At December 31, 2014, we had pledged commercial and industrial loans amounting to $53 million with a lendable value of $31 million. At December 31, 2015 and 2014, we had no borrowings outstanding against this line of credit.

Federal Home Loan Bank advances. Federal Home Loan Bank advances increased $3.0 billion at December 31, 2015 from December 31, 2014. We rely upon advances from the Federal Home Loan Bank as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and long-term financing. The outstanding balance of Federal Home Loan Bank advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources such as repurchase agreements. During the year ended December 31, 2015, we entered into short-term and long-term fixed rate advances and adjustable rate advances based on the three-month LIBOR index. Interest rates on the LIBOR index advances reset every three-months and the advances may be prepaid without penalty, with notification, at scheduled three-month intervals after an initial 12-month lockout period.

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

On January 27, 2012, we notified holders of the trust preferred securities our intention to exercise the contractual right to defer regularly scheduled quarterly payments of interest, beginning with the February 2012 payment These payments will be periodically evaluated and reinstated when appropriate, subject to provisions of the Consent Order and Supervisory Agreement. At December 31, 2015, we have deferred interest payments for 16 consecutive quarters for a total amount of $27 million.

Following the Assured Settlement Agreement, we consolidated the debt associated with certain HELOC securitizations held in a trust or variable interest entity ("VIE"), at fair value. We exercised our clean-up call with respect to the 2005-1 HELOC securitization trust, during the second quarter 2015. The transaction resulted in a cash payment of $24 million to the debt bondholders. After payment of the debt, the FSTAR 2005-1 HELOC securitization trust was dissolved during the second quarter 2015. We exercised our clean-up call with respect to the 2006-2 HELOC securitization trust, during the fourth quarter 2015. The transaction resulted in a cash payment of $28 million to the debt bondholders. After payment of the debt, the FSTAR 2006-2 HELOC securitization was dissolved during the fourth quarter 2015.

For information relating to long-term debt, see Note 14 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements herein.

Federal Home Loan Bank stock

As a member of the Federal Home Loan Bank, we are required to hold shares of Federal Home Loan Bank stock in an amount equal to at least one percent of aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 4.5 percent of our Federal Home Loan Bank advances, whichever is greater. Once purchased, Federal Home Loan Bank shares must be held for five years before they can be redeemed. At December 31, 2015, holdings of Federal Home Loan Bank stock increased to $170 million from $155 million at December 31, 2014, due to a Federal Home Loan Bank stock purchase which was required due to our higher borrowing levels.

Contractual Obligations and Commitments

We have various financial obligations, including contractual obligations and commitments, which require future cash payments. Refer to Notes 1, 12, 13 and 14 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein. The following table presents the aggregate annual maturities of contractual obligations (based on final maturity dates) at December 31, 2015.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(Dollars in millions)
Deposits without stated maturities	$5,674	$—	$—	$—	$5,674
Certificates of deposits	940	191	59	32	1,222
Federal Home Loan Bank advances	2,291	175	250	825	3,541
Trust preferred securities	—	—	—	247	247
Operating leases	4	5	2	1	12
Other debt	—	—	—	84	84
Total	$8,909	$371	$311	$1,189	$10,780

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

Financial instruments used to manage interest rate risk include derivative financial instruments such as interest rate swaps and forward sales commitments. Further discussion of the use of and the accounting for derivative instruments is included in Notes 11 and 24 of the Notes to Consolidated Financial Statements. All of our derivatives are accounted for at fair market value. All mortgage loan production originated for sale is accounted for on a fair value basis.

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

The following table is a summary of the changes in our net interest income that are projected to result from hypothetical changes in market interest rates. The interest rate scenarios presented in the table include interest rates as of December 31, 2015 and December 31, 2014 and adjusted by instantaneous parallel rate changes plus or minus 200 basis points. The minus 200 basis point shock scenario is a flattener scenario as rates are floored at zero given the current interest rate levels.

December 31, 2015
Scenario	Net interest Income	$ Change	% Change
(Dollars in millions)
200	$312	$6	2.0%
Constant	306	—	—%
(200)	258	(48)	(16.0)%

December 31, 2014
Scenario	Net interest Income	$ Change	% Change
(Dollars in millions)
200	$297	$42	17.0%
Constant	254	—	—%
(200)	207	(48)	(19.0)%

We have also projected the potential impact to net interest income in a hypothetical "bear flattener" interest rate scenario as of December 31, 2015. When increasing short-term interest rates instantaneously by 100 basis points and holding the longer term interest rates unchanged, the decrease to net interest income over a 12-month and 24-month period based on our forecasted balance sheet is a loss of $23 million and $40 million, respectively.

In the net interest income simulation, our balance sheet exhibits slight asset sensitivity. When interest rates rise our interest income increases, conversely when interest rates fall our interest income decreases. The net interest income simulation measures the interest rate risk of the balance sheet over a short period of time, typically 12 months. An additional analysis is completed that measures the interest rate risk over an extended period of time. The Economic Value of Equity ("EVE") analysis provides a fair value of the balance sheet in alternative interest rate scenarios. The EVE analysis does not take into account management intervention and assumes the new rate environment is constant and the change is instantaneous.

The following table is a summary of the changes in our EVE that are projected to result from hypothetical changes in market interest rates. EVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at December 31, 2015 and December 31, 2014, and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

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

December 31, 2015					December 31, 2014
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change
(Dollars in millions)
300	$1,814	14.6%	$(245)	(11.9)%	300	$1,462	16.6%	$(217)	(12.9)%
200	1,915	14.9%	(144)	(7.0)%	200	1,537	17.0%	(143)	(8.5)%
100	2,004	15.1%	(55)	(2.7)%	100	1,618	17.4%	(62)	(3.7)%
Current	2,059	15.1%	—	—%	Current	1,680	17.7%	—	—%
(100)	2,027	14.6%	(33)	(1.6)%	(100)	1,703	17.6%	24	1.4%

Our balance sheet exhibits sensitivity in a rising interest rate scenario as the EVE decreases. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice in the near term exceeding the amount of assets that could similarly reprice over the same time period because such assets may have longer maturities or repricing terms. The (100) is a flattener scenario as shorter term rates are unable to decrease 100 basis points due to the absolute level of rates. Therefore, the yields of the longer term variable rate assets decrease by the full 100 basis points, but the liabilities repricing to shorter term rates decrease to less than 100 basis points, leading to a reduction in EVE.

Mortgage servicing rights

At December 31, 2015, MSRs at fair value increased $38 million to $296 million, compared to $258 million at December 31, 2014, primarily due to an increase in the volume of the unpaid principal balance of servicing retained MSRs.

In the third quarter 2015, we began economically hedging the risk of changes in implied volatility caused by changing market expectations, which impacts the fair value of the MSRs.

Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs included in Tier 1 capital. We have continued to reduce our MSR concentration which should result in a decrease of the exclusion to our allowable capital levels under Basel III. See Note 10 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein. Our ratio of MSRs to Tier 1 capital is 20.6 percent at December 31, 2015, as compared to 21.8 percent at December 31, 2014.

The principal balance of the loans underlying our total MSRs was $26.1 billion at December 31, 2015, compared to $25.4 billion at December 31, 2014, with the increase primarily attributable to an increase in loan origination activity for the year ended December 31, 2015 offset by our bulk servicing sales of $19.0 billion in underlying loans.

The recorded amount of the MSR portfolio at December 31, 2015 and 2014 as a percentage of the unpaid principal balance of the loans we are servicing was 1.1 percent and 1.0 percent, respectively. When our Mortgage Originations segment sells mortgage loans in the secondary market, it usually retains the right to continue to service the mortgage loans for a fee. The weighted average service fee on loans serviced for others is currently 27.7 basis points of the unpaid principal balance. The amount of MSRs initially recorded is based on the fair value of the MSRs determined on the date when the underlying loan is sold. Our determination of fair value, and the amount we record (i.e., the capitalization amount) is based on internal valuations and available market pricing. Estimates of fair value reflect the anticipated prepayment speeds (also known as the constant prepayment rate ("CPR"), product type (i.e., conventional, government, balloon), fixed or adjustable rate of interest, interest rate, term (i.e., 15 or 30 years), servicing costs per loan, discounted yield rate and estimate of ancillary income such as late fees and prepayment fees.

At December 31, 2015, the fair value of the MSR was based upon the following weighted-average assumptions: (1) a discount rate of 10.2 percent; (2) an anticipated loan prepayment rate of 12.6 CPR; and (3) annual servicing costs of $67 per conventional loan, $88 for each government loan and $85 for each adjustable-rate loan, respectively. At December 31, 2014, the fair value of the MSR was based upon the following weighted-average assumptions: (1) a discount rate of 10.9 percent; (2) an anticipated loan prepayment rate of 15.0 CPR; and (3) servicing costs of $67 per conventional loan, $88 for each government loan, and $85 for each adjustable-rate loan, respectively.

The following table sets forth activity in loans serviced for others during the past five years.

LOANS SERVICED FOR OTHERS

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Balance, beginning of year	$25,427	$25,743	$76,821	$63,771	$56,040
Loans serviced additions	26,306	24,407	35,827	53,094	27,437
Loan amortization/prepayments	(6,612)	(3,919)	(9,896)	(22,097)	(9,488)
Servicing sales	(18,976)	(20,804)	(77,009)	(17,947)	(10,218)
Balance, end of year	$26,145	$25,427	$25,743	$76,821	$63,771

Investment securities

Investment securities available-for-sale, decreased from $1.7 billion at December 31, 2014, to $1.3 billion at December 31, 2015. The decrease was primarily due to the transfer of $1.1 billion of available-for-sale securities to held-to-maturity securities, partially offset by the purchases and sales of $0.9 billion and $0.2 billion, respectively, of agency securities, including mortgage-backed securities and collateralized mortgage obligations.

Investment securities held-to-maturity increased to $1.3 billion at December 31, 2015, primarily due to the transfer of$1.1 billion of available-for-sale securities to held-to-maturity securities during the third quarter 2015 and purchases of $0.2 billion. The investment securities transferred and purchased for the held-to-maturity portfolio reflects our intent and ability to hold those securities to maturity. We did not classify any investment securities held-to-maturity at December 31, 2014.

See Note 2 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Operational Risk

Operational risk is the risk of loss due to human error; inadequate or failed internal systems and controls; violations of, or noncompliance with, laws, rules and regulations, prescribed practices, or ethical standards; and external influences such as market conditions, fraudulent activities, disasters, and security risks. We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operational risk. We evaluate internal systems, processes, and controls to mitigate loss from cyber-attacks and, to date, have not experienced any material losses. The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational and fraud losses, and enhance our overall performance.

Loans with government guarantees

The amount of loans with government guarantees totaled $485 million at December 31, 2015 and the loans which we have not yet repurchased but had the unilateral right to repurchase totaled $9 million and were classified as loans with government guarantees. At December 31, 2014, loans with government guarantees totaled $1.1 billion and those loans which we had not yet repurchased but had the unilateral right to repurchase totaled $9 million and were classified as loans with government guarantees. The balance of this portfolio decreased $643 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014 due to a higher volume of claims filed, lower volumes of repurchases, and a reclassification of $373 million of repossessed assets and claims as a result of the adoption of ASU Update No. 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40). Repossessed assets and the associated claims recorded in other assets declined $163 million at December 31, 2015, from December 31, 2014 to $210 million. The decrease was primarily driven by a higher volume of claims filed and lower volume of loans being transferred in.

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

REPRESENTATION AND WARRANTY RESERVE

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Beginning balance	$53	$54	$193	$120	$79
Charge to gain on sale for current loan sales	7	7	18	24	9
Provision (benefit) representation and warranty reserve - change in estimate	(19)	10	36	256	150
Charge-offs, net	(1)	(18)	(193)	(207)	(118)
Ending balance	$40	$53	$54	$193	$120
Note: In the fourth quarter 2013, we settled substantially all of the repurchase requests and obligations associated with loans originated between January 1, 2000 and December 31, 2008 and sold to Fannie Mae and Freddie Mac which has resulted in lower charge offs subsequent to 2013.

The decrease in the provision adjustment charged to representation and warranty reserve expense during the year ended December 31, 2015, was primarily due to lower charge-offs coupled with our ongoing efforts to continue to refine our estimates as more data becomes available reflecting the trend under the revised representation and warranty reserve framework as published by the Federal Housing Finance Agency.

During the year ended December 31, 2015, we had $81 million in Fannie Mae new repurchase demands and $30 million in Freddie Mac new repurchase demands.

The following table summarizes the aggregate amount of pending repurchase demands, which are put-backs we have received and are in process of being reviewed, at the end of each year noted. The increase in non-agency pending repurchase demands was primarily due to the decline in the overall pending repurchase demands.

	December 31,
	2015	2014	2013
	(Dollars in millions)
Period end balance	$20	$43	$97
Percent non-agency (approximately)	7.0%	1.6%	2.6%

The following table summarizes the trends over the last two years with respect to key model attributes and assumptions for estimating the representation and warranty reserve.

	December 31, 2015	December 31, 2014
	(Dollars in millions)
UPB of loans sold (1)	$162,301	$143,605
Loans expected to be repurchased (percent of loss severity rate) (2)	0.03%	0.04%

(1)	Includes unpaid principal balance of 2009 and later vintage loans sold to Fannie Mae and Freddie Mac through December 31, 2015.

(2)	Loans expected to be funded post appeal loss. Average loss severity rate expected to be experienced on actual repurchases made (post appeal loss).

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

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock") the Company may defer payments of dividends. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. At December 31, 2015, the amount of the arrearage on the dividend payments of the Series C Preferred Stock was $86 million. At the time that the Company pays the deferred dividends, this payment will result in a reduction of equity. Currently, the impact of the deferred dividends is removed from net income, for calculating the Company's earnings per share. We expect to redeem our Series C Preferred Stock and restore interest payments on our trust preferred securities in the second half of 2016, thus optimizing our capital structure.

Consent Orders

Effective October 23, 2012, the Bank's board of directors executed a Stipulation and Consent (the "Stipulation"), accepting the issuance of a Consent Order (the "Consent Order") by the OCC. The Consent Order replaces the supervisory agreement entered into between the Bank and the Office of Thrift Supervision (the "OTS") on January 27, 2010, which the OCC terminated simultaneous with issuance of the Consent Order. The Company is still subject to the Supervisory Agreement with the Federal Reserve. We continue to be encouraged by our progress with the OCC on the consent order.

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

Regulatory Capital Composition - Transition

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

As of December 31, 2015, the Company and the Bank were subject to a partial phase-in limitation on deductions related to MSRs and certain deferred tax assets. This partial phase-in reduced our Tier 1 leverage ratio when compared to the same ratio under Basel I. Our common equity Tier I ratio increased under the phase-in rules, as the absorption of the write-off of excess MSRs and net operating loss-dependent deferred tax assets are included at only 40 percent by common equity Tier 1 in the first year of the phase-in. The remaining net operating loss-dependent DTAs above the Basel III limits are written off against the non-common elements of Tier 1 capital (the preferred shares and the trust preferred securities) in this first year of phase-in.

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

The new regulations grandfather the regulatory capital treatment of hybrid debt and equity securities, such as trust preferred securities issued prior to May 19, 2010, for banks or holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009. Although the Company continues to include our existing trust preferred securities as Tier 1 capital. The prohibition on the use of these securities as Tier 1 capital going forward may limit the Company’s ability to raise capital in the future.

At December 31, 2015, we were considered "well-capitalized" for regulatory purposes. The following table shows the regulatory capital ratios as of the dates indicated.

	December 31, 2015		December 31, 2014
Bancorp	Amount	Ratio	Amount	Ratio
Tier 1 leverage (to adjusted tangible assets)	$1,435	11.51%	$1,184	12.59%
Total adjusted tangible asset base (2)	$12,474		$9,403
Tier 1 capital (to risk weighted assets)	$1,435	18.98%	$1,184	22.81%
Common equity Tier 1 (to RWA) (1)	$1,065	14.09%	N/A	N/A
Total risk-based capital (to risk weighted assets)	$1,534	20.28%	$1,252	24.12%
Risk weighted asset base (2)	$7,561		$5,190

	December 31, 2015		December 31, 2014
Bank	Amount	Ratio	Amount	Ratio
Tier 1 leverage (to adjusted tangible assets)	$1,472	11.79%	$1,167	12.43%
Total adjusted tangible asset base (2)	$12,491		$9,392
Tier 1 capital (to risk weighted assets)	$1,472	19.42%	$1,167	22.54%
Common equity Tier 1 (to RWA) (1)	$1,472	19.42%	N/A	N/A
Total risk-based capital (to risk weighted assets)	$1,570	20.71%	$1,235	23.85%
Risk weighted asset base (2)	$7,582		$5,179

(1)	N/A - Not applicable

(2)
Based on adjusted total assets for purposes of Tier 1 leverage capital and risk-weighted assets for purposes Tier1, common equity Tier 1, and total risk-based capital. On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. The Company and the Bank reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014

Our Tier 1 leverage ratio decreased at December 31, 2015, as compared to December 31, 2014, primarily resulting from the growth in the ending balance of total adjusted assets, which was generated from overall growth in all loan portfolios. The decrease was partially offset by the positive impact of earnings for the year.

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

Certain regulatory capital ratios for the Bank and the Company as of December 31, 2015 are shown in the following table.

December 31, 2015	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Bank	Company

Basel III Ratios (transitional)
Common equity Tier I capital ratio	4.50%	6.50%	19.42%	14.09%
Tier I leverage ratio	4.00%	5.00%	11.79%	11.51%

Basel III Ratios (fully phased-in) (1)
Common equity Tier I capital ratio	4.50%	6.50%	16.98%	9.40%
Tier I leverage ratio	4.00%	5.00%	10.64%	10.01%

(1)	See "Use of Non-GAAP Financial Measures."

Looking at the impact of a fully phased in implementation of Basel III, our Tier 1 leverage ratio would have been 10.01 percent and our Tier 1 common ratio would have been 9.40 percent at December 31, 2015. The impact to our Tier 1 leverage ratio is mostly driven by the treatment that mortgage servicing rights receive under Basel III. Over the long term, we plan to continue to reduce our mortgage servicing rights to Tier 1 ratio, taking into consideration market conditions to guide our pace of MSR reduction. At December 31, 2015, we had $296 million of mortgage servicing rights, representing 20.6 percent of Tier 1 capital. We will continue to look for opportunities to reduce our mortgage servicing rights exposure over time.

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

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Nonperforming assets / Tier 1 capital + allowance for loan losses
Nonperforming assets	$83	$139	$182	$521	$603
Tier 1 capital (to adjusted total assets) (1)	1,435	1,184	1,281	1,296	1,215
Allowance for loan losses	(187)	(297)	(207)	(305)	(318)
Tier 1 capital + allowance for loan losses	$1,622	$1,481	$1,488	$1,601	$1,533
Nonperforming assets / Tier 1 capital + allowance for loan losses	5.1%	9.4%	12.2%	32.5%	39.3%

(1)	Represents Tier 1 capital for the Bank prior to 2013.

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

December 31, 2015	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)	Tier 1 Capital (to Risk Weighted Assets	Total Risk-Based Capital (to Risk-Weighted Assets)
Flagstar Bancorp	(Dollars in millions)
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in) (1)
Basel III (transitional)	$1,065	$1,435	$1,435	$1,534
Increased deductions related to deferred tax assets, mortgage servicing assets, and other capital components	(360)	(209)	(209)	(209)
Basel III (fully phased-in) capital (1)	$705	$1,226	$1,226	$1,325
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in) (1)
Basel III assets (transitional)	$7,561	$12,474	$7,561	$7,561
Net change in assets	(60)	(224)	(60)	(60)
Basel III (fully phased-in) assets (1)	$7,501	$12,250	$7,501	$7,501
Capital ratios
Basel III (transitional)	14.09%	11.51%	18.98%	20.28%
Basel III (fully phased-in) (1)	9.40%	10.01%	16.35%	17.67%

(1)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier I capital and Tier I capital. We reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

December 31, 2015	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)	Tier 1 Capital (to Risk Weighted Assets	Total Risk-Based Capital (to Risk-Weighted Assets)
Flagstar Bank	(Dollars in millions)
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in) (1)
Basel III (transitional)	$1,472	$1,472	$1,472	$1,570
Increased deductions related to deferred tax assets, mortgage servicing assets, and other capital components	(160)	(160)	(160)	(159)
Basel III (fully phased-in) capital (1)	$1,312	$1,312	$1,312	$1,411
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in) (1)
Basel III assets (transitional)	$7,582	$12,491	$7,582	$7,582
Net change in assets	148	(160)	148	148
Basel III (fully phased-in) assets (1)	$7,730	$12,331	$7,730	$7,730
Capital ratios
Basel III (transitional)	19.42%	11.79%	19.42%	20.71%
Basel III (fully phased-in) (1)	16.98%	10.64%	16.98%	18.25%

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

March 14, 2016

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework and criteria established in the 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers, LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Flagstar Bancorp, Inc.
Troy, MI

In our opinion, the accompanying consolidated statement of financial condition as of December 31, 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended present fairly, in all material respects, the financial position of Flagstar Bancorp, Inc. and its subsidiaries at December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers, LLP
Detroit, Michigan
March 14, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Flagstar Bancorp, Inc.
Troy, MI

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2014. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flagstar Bancorp Inc. and subsidiaries as of December 31, 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP
Southfield, Michigan
March 16, 2015

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	December 31,
	2015	2014
Assets
Cash and cash equivalents
Cash	$54	$47
Interest-earning deposits	154	89
Total cash and cash equivalents	208	136
Investment securities available-for-sale	1,294	1,672
Investment securities held-to-maturity	1,268	—
Loans held-for-sale ($2,541 and $1,196 measured at fair value, respectively)	2,576	1,244
Loans with government guarantees	485	1,128
Loans held-for-investment, net
Loans held-for-investment ($111 and $211 measured at fair value, respectively)	6,352	4,448
Less: allowance for loan losses	(187)	(297)
Total loans held-for-investment, net	6,165	4,151
Mortgage servicing rights	296	258
Federal Home Loan Bank stock	170	155
Premises and equipment, net	250	238
Net deferred tax asset	364	442
Other assets	639	416
Total assets	$13,715	$9,840
Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$1,574	$1,209
Interest bearing	6,361	5,860
Total deposits	7,935	7,069
Federal Home Loan Bank advances (includes both long-term and short-term)	3,541	514
Long-term debt ($0 and $84 measured at fair value, respectively)	247	331
Representation and warranty reserve	40	53
Other liabilities ($84 and $82 measured at fair value, respectively)	423	500
Total liabilities	12,186	8,467
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding, respectively	267	267
Common stock $0.01 par value, 70,000,000 shares authorized; 56,483,258 and 56,332,307 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,486	1,482
Accumulated other comprehensive income	2	8
Accumulated deficit	(227)	(385)
Total stockholders’ equity	1,529	1,373
Total liabilities and stockholders’ equity	$13,715	$9,840
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In millions, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Interest Income
Loans	$295	$246	$313
Investment securities	59	39	12
Interest-earning deposits and other	1	1	5
Total interest income	355	286	330
Interest Expense
Deposits	42	30	42
Federal Home Loan Bank advances	18	2	95
Other	8	7	7
Total interest expense	68	39	144
Net interest income	287	247	186
(Benefit) provision for loan losses	(19)	132	70
Net interest income after provision for loan losses	$306	$115	$116
Noninterest Income
Net gain on loan sales	$288	$206	$402
Loan fees and charges	67	73	104
Deposit fees and charges	25	22	21
Loan administration income	26	24	6
Net return on mortgage servicing asset	28	24	91
Net (loss) gain on sale of assets	(1)	12	2
Net impairment losses	—	—	(9)
Representation and warranty benefit (provision)	19	(10)	(36)
Other noninterest income	18	10	72
Total noninterest income	$470	$361	$653
Noninterest Expense
Compensation and benefits	$237	$233	$279
Commissions	39	35	54
Occupancy and equipment	81	80	80
Asset resolution	15	57	52
Federal insurance premiums	23	23	35
Loss on extinguishment of debt	—	—	178
Loan processing expense	52	37	52
Legal and professional expense	36	51	78
Other noninterest expense	53	63	110
Total noninterest expense	$536	$579	$918
Income (loss) before income taxes	$240	$(103)	$(149)
Provision (benefit) for income taxes	82	(34)	(416)
Net income (loss)	158	(69)	267
Preferred stock dividend/accretion	—	(1)	(6)
Net income (loss) from continuing operations	$158	$(70)	$261
Earnings (loss) per share
Basic	$2.27	$(1.72)	$4.40
Diluted	$2.24	$(1.72)	$4.37
Weighted average shares outstanding
Basic	56,426,977	56,246,528	56,063,282
Diluted	57,164,523	56,246,528	56,518,181
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	For the Years Ended December 31,
	2015	2014	2013
Net income (loss)	$158	$(69)	$267
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities available-for-sale
Unrealized gain (loss) (net of tax effect ($2), $8, and $1, respectively)	(5)	16	(20)
Less: Reclassification of net gain (loss) on the sale (net of tax effect $1, ($1), and $1, respectively)	2	(3)	17
Net change in unrealized gain (loss) on investment securities available-for-sale, net of tax	(3)	13	(3)
Unrealized loss on derivative instruments designated to cash flow hedges
Unrealized loss (net of tax effect ($1), zero and zero, respectively)	(5)	—	—
Less: Reclassification of net loss on derivative instruments	2	—	—
Net change in unrealized loss on derivative instruments, net of tax	(3)	—	—
Other comprehensive income (loss), net of tax	(6)	13	(3)
Comprehensive income (loss)	$152	$(56)	$264
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except share data)

	Preferred Stock		Common Stock
	Number of Shares Outstanding	Amount of Preferred Stock	Number of Shares Outstanding	Amount of Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2012	266,657	$260	55,863,053	$1	$1,477	$(2)	$(576)	$1,160
Net income	—	—	—	—	—	—	267	267
Total other comprehensive income	—	—	—	—	—	(3)	—	(3)
Accretion of preferred stock	—	6	—	—	—	—	(6)	—
Stock-based compensation	—	—	275,021	—	2	—	—	2
Balance at December 31, 2013	266,657	$266	56,138,074	$1	$1,479	$(5)	$(315)	$1,426
Net loss	—	—	—	—	—	—	(69)	(69)
Total other comprehensive loss	—	—	—	—	—	13	—	13
Accretion of preferred stock	—	1	—	—	—	—	(1)	—
Stock-based compensation	—	—	194,233	—	3	—	—	3
Balance at December 31, 2014	266,657	$267	56,332,307	$1	$1,482	$8	$(385)	$1,373
Net income	—	—	—	—	—	—	158	158
Total other comprehensive income	—	—	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	150,951	—	3	—	—	3
Warrant exercise	—	—	—	—	1	—	—	1
Balance at December 31, 2015	266,657	$267	56,483,258	$1	$1,486	$2	$(227)	$1,529
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2015	2014	2013

Operating Activities
Net income (loss)	$158	$(69)	$267
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Benefit) provision for loan losses	(19)	132	70
Representation and warranty (benefit) provision	(19)	10	36
Depreciation and amortization	24	24	23
Changes in valuation allowance on deferred tax assets	11	8	(356)
Deferred income taxes	67	(36)	(59)
Change in fair value and other non-cash changes	(132)	(280)	(121)
Net gain on loan and asset sales	(288)	(218)	(430)
Other than temporary impairment losses on investment securities AFS	—	—	9
Net (gain) loss on transferors' interest	—	—	(46)
Net change in:
Proceeds from sales of loans held-for-sale ("HFS")	18,467	17,189	37,162
Origination, premium paid and purchase of loans, net of principal repayments	(28,008)	(24,899)	(37,957)
(Increase) decrease in accrued interest receivable	(8)	33	44
Net proceeds from sales of trading securities	—	—	170
Decrease (increase) in other assets, excludes purchase of other investments	211	(33)	125
Net charge-offs in representation and warranty reserve	(1)	(18)	(193)
Increase (decrease) in other liabilities	(10)	12	(306)
Net cash used in operating activities	$(9,547)	$(8,145)	$(1,562)
Investing Activities
Proceeds from sale of available for sale securities including loans that have been securitized	$9,098	$9,191	$3,412
Collection of principal on investment securities available-for-sale	218	160	55
Purchase of investment securities available-for-sale and other	(1,148)	(1,278)	(1,057)
Collection of principal on investment securities held-to-maturity ("HTM")	85	—	—
Purchase of investment securities held-to-maturity	(217)	—	—
Proceeds received from the sale of held-for-investment ("HFI") loans	946	73	1,434
Origination and purchase of loans HFI, net of principal repayments	(3,130)	(923)	666
Purchase of bank owned life insurance	(175)	—	—
Proceeds from the disposition of repossessed assets	24	39	117
Net (purchase) redemption of Federal Home Loan Bank stock	(15)	54	92
Acquisitions of premises and equipment, net of proceeds	(46)	(33)	(36)
Proceeds from the sale of mortgage servicing rights	245	226	851
Net cash provided by investing activities	$5,885	$7,509	$5,534

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2015	2014	2013
Financing Activities
Net increase (decrease) in deposit accounts	$866	$928	$(2,154)
Proceeds from increases in Federal Home Loan Bank advances	37,399	18,972	4,315
Repayment of Federal Home Loan Bank advances	(34,372)	(19,446)	(6,507)
Repayment of trust preferred securities and long-term debt	(88)	(29)	(20)
Net receipt (disbursement) of payments of loans serviced for others	(76)	70	(278)
Net receipt (disbursement) of escrow payments	5	(4)	—
Net cash provided by (used in) financing activities	$3,734	$491	$(4,644)
Net increase (decrease) in cash and cash equivalents	72	(145)	(672)
Beginning cash and cash equivalents	136	281	953
Ending cash and cash equivalents	$208	$136	$281
Supplemental disclosure of cash flow information
Interest paid on deposits and other borrowings	$58	$32	$143
Income tax payments (refund)	$6	$(1)	$6
FHLB prepayment penalty payment	$—	$—	$178
Non-cash reclassification of investment securities AFS to HTM	$1,112	$—	$—
Non-cash reclassification of loans originated HFI to loans HFS	$1,140	$426	$832
Non-cash reclassification of mortgage loans originated HFS to HFI	$30	$19	$64
Non-cash reclassification of mortgage loans HFS to AFS securities	$8,853	$8,800	$3,376
Initial non-cash reclassification of loans with government guarantees to other assets	$373	$—	$—
Mortgage servicing rights resulting from sale or securitization of loans	$260	$271	$402
Recharacterization of investment securities AFS to loans HFI	$—	$—	$91
Reconsolidation of HELOC's of variable interest entities (VIEs)	$—	$—	$171
Reconsolidation of long-term debt of VIEs	$—	$—	$120
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 1 — Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Flagstar Bancorp, Inc. ("Flagstar" or the "Company"), is a Michigan-based savings and loan holding company founded in 1993. The Company's business is primarily conducted through its principal subsidiary, Flagstar Bank, FSB (the "Bank"), a Michigan-based federally chartered stock savings bank founded in 1987. The Company is the largest bank headquartered in Michigan.

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

Consolidation and Basis of Presentation

The Consolidated Financial Statements include our accounts and accounts of all variable interest entities ("VIEs") for which we are the primary beneficiary. The accounting and financial reporting policies of Flagstar and its subsidiaries conform to accounting principles generally accepted in the United States ("GAAP"). Additionally, where applicable the policies conform to the accounting and reporting guidelines prescribed by regulatory authorities. Certain prior period amounts have been reclassified to conform to the current period presentation. The preparation of the Consolidated Financial Statements, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Actual results could be materially different from these estimates.

Subsequent Events

Subsequent to December 31, 2015, the Company transferred approximately $800 million conforming residential loans that remained eligible for sale to the Agencies previously classified as held-for-investment to held-for-sale. This transfer was due to a change in management’s intent in 2016 related to those specific loans driven by significant changes in market conditions during the first quarter of 2016 primarily related to a decline in interest rates. Management expects there will be no adverse material impact to the Consolidated Statements of Operations resulting from the change in classification.

The Company has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents include amounts due from correspondent banks and the Federal Reserve Bank. Short-term investments that have a maturity at the date of acquisition of three months or less and are readily convertible to cash.

Investment Securities

Investment securities classified as trading are recorded at fair value, with unrealized and realized gains or losses included as a component of "other noninterest income" in the Consolidated Statements of Operations.

The Company measures securities classified as available-for-sale at fair value, with unrealized gains and losses, net of tax, included in "other comprehensive income (loss)" in stockholders’ equity. The Company recognizes realized gains and losses on available-for-sale securities when securities are sold. The cost of securities sold is based on the specific identification method. Any gains or losses realized upon the sale of a security are reported in "other noninterest income" in the Consolidated Statements of Operations. The fair value of investment securities is based on observable market prices, when available. If observable market prices are not available, our valuations are based on alternative methods, including: quotes for similar fixed-income securities, matrix pricing, discounted cash flow using benchmark interest rate curves or other factors. The fair values are obtained through independent third parties from pricing services which the Company compares to independent pricing

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

sources on a quarterly basis. See Note 2 and Note 24 of the Notes to the Consolidated Financial Statements, herein, for additional information on recurring fair value and investment security disclosures.

Investment securities held-to-maturity are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Transfers of investment securities into the held-to-maturity category from the available-for-sale category are accounted for at fair value at the date of transfer. Any related unrealized holding gain (loss), net of tax, that was included in the transfer is retained in other comprehensive income (loss) and is amortized as an adjustment to interest income over the remaining life of the securities.

The Company evaluates available-for-sale and held-to-maturity investment securities for other-than-temporary impairment ("OTTI") on a quarterly basis. An OTTI is considered to have occurred when the fair value of a debt security is below its amortized costs and the Company (1) has the intent to sell the security, (2) will more likely than not be required to sell the security before recovery of its amortized cost, or (3) does not expect to recover the entire amortized cost basis of the security. Investments that have an OTTI are written down through a charge to earnings in "net impairment losses" in the Consolidated Statements of Operations for the amount representing the credit loss on the security and a charge is recognized in other comprehensive income (loss) related to gains (losses), reclassifications, impairments, credit loss and deferred tax.

Investment securities transactions are recorded on the trade date for purchases and sales. Interest earned on investment securities, including the amortization of premiums and the accretion of discounts using the effective interest method over the period of maturity, is included in interest income. For a discussion of valuation of securities, see Note 2 of the Notes to the Consolidated Financial Statements, herein.

Loans Held-for-Sale

The Company classifies loans as held-for-sale when it originates or purchases loans that it intends to sell. The Company has elected the fair value option for the majority of its loans held-for-sale. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral. Loans held-for-sale that are recorded at lower of cost or fair value may be carried at fair value on a nonrecurring basis when the fair value is less than cost. See Note 24 of the Notes to the Consolidated Financial Statements, herein, for additional recurring fair value disclosures.

Loans that are transferred into the held-for-sale portfolio from the held-for-investment portfolio are recorded at the lower of cost or fair value when there is an intent to sell these loans. Gains or losses recognized upon the sale of loans are determined using the specific identification method.

Loans Held-for-Investment

The Company classifies loans that it has the intent and ability to hold until maturity as held-for-investment. Loans held-for-investment are reported at their outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs (amortized cost). The Company recognizes interest income on held-for-investment loans using the interest method, including the amortization of any deferred cost basis adjustments; unless the Company believes that the ultimate collection of contractual principal or interest payments in full is not reasonably assured. Interest income recorded on our loans is adjusted by the amortization of net premiums, net deferred loan origination costs and the amount of negative amortization (i.e., capitalized interest) arising from our option ARM loans.

Loans originally classified as held-for-sale and subsequently transferred to held-for-investment continue to be measured and reported at fair value on a recurring basis. As a result of the election of the fair value option, changes in fair value are recorded to "other noninterest income" on the Consolidated Statements of Operations. The fair value of these loans is determined using the same methods described above for loans held-for-sale. See Note 24 of the Notes to the Consolidated Financial Statements, herein, for additional recurring fair value disclosures.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Loan Modifications (Troubled Debt Restructurings)

The Company may modify certain loans in both consumer and commercial loan portfolio segments. Troubled Debt Restructurings ("TDRs") result in those instances in which a borrower demonstrates financial difficulty and for which a concession has been granted. Concessions include reduction of interest rate, extension of amortization period, principal and/or interest forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. If a loan was nonperforming prior to restructuring, these loans will continue on nonaccrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months, after which they will begin to accrue interest.

Consumer loan modifications. For consumer loan programs (e.g., residential first mortgages, second mortgages, HELOC, and other consumer), the Company enters into a modification when the borrower has indicated a hardship, including illness or death in the family or a loss of employment. Other modifications occur when it is confirmed that the borrower does not possess the financial resources necessary to continue making loan payments at the current amount, but the Company’s expectation is that payments at lower amounts can be made. The primary concession given to consumer loan borrowers includes a reduced interest rate and/or an extension of the amortization period or maturity date.

Commercial loan modifications. Modifications of terms for commercial loans are based on individual facts and circumstances. Commercial loan modifications may involve a reduction of the interest rate and/or an extension of the term of the loan. The Company also engages in other loss mitigation activities with troubled borrowers, which include repayment plans, forbearance arrangements, and the capitalization of past due amounts.

Past Due and Impaired Loans

Loans are considered to be past due when any payment of principal or interest is 30 days past the scheduled payment date. While it is the goal of management to collect on loans, the Company attempts to work out a satisfactory repayment schedule or modification with past due borrowers and will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. The Company's practices regarding past due loans are designed to both assist borrowers in meeting their contractual obligations and minimize losses incurred by the bank.

The Company ceases the accrual of interest on consumer and commercial loans once they become 90 days past due, or earlier when concerns exist as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the accrued interest income is reversed and may only return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement or when any portion of principal or interest is 90 days past due. See Note 24 of the Consolidated Financial Statements, herein, for additional nonrecurring fair value disclosures.

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

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses in the Company's loans held-for-investment portfolio, excluding loans carried under the fair value option. The Company establishes an allowance when (a) available information indicates that it is probable that a loss has occurred and (b) the amount of the loss can be reasonably estimated. The allowance provides for probable losses that have been identified with specific customer relationships (individually evaluated) and for probable losses believed to be inherent in the loan portfolio but that have not been specifically identified (collectively evaluated). Management assigns qualitative factors to each loan portfolio segment based on consideration of the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, changes in concentrations of credit, and other internal or external factor changes.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

A specific allowance is established on a loan when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. The required allowance is measured using either the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral less estimated disposal costs if the loan is collateral dependent. A general allowance is established for losses inherent on non-impaired loans by segmenting the portfolio based upon common risk characteristics. The general loss is then determined by using a historical loss model which utilizes the Company's loss history by specific product, or if the product is not sufficiently seasoned, per readily available industry peer loss data. The loss model utilizes a loss emergence period that represents the average amount of time between when the loss event first occurs and when the specific loan is charged-off. In addition to the loss history or peer data, the Company also includes a qualitative adjustment that considers economic risks, industry and geographic concentrations and other factors not adequately captured in the Company's methodology.

For both consumer and commercial loans deemed impaired, the loans are evaluated on at least a quarterly basis for impairment. The Company measures the level of impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs. If the fair value less the costs to sell are less than the carrying value of the loan, an impairment is recorded, otherwise no allowance is recorded.

Consumer loans secured by real estate are charged-off to the estimated fair value of the collateral when a loss is confirmed or at 180 days past due, whatever is sooner. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure or receipt of an asset valuation indicating a collateral deficiency and the asset is the sole source of repayment. For consumer loans not secured by real estate, the charge-off is taken upon confirmation or 120 days past due.

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

In assessing whether control has been surrendered, the Company considers (1) whether the transferee would be a consolidated affiliate, (2) the existence and extent of any continuing involvement in the transferred financial assets and (3) the impact of all arrangements or agreements made contemporaneously with or in contemplation of the transfer, even if they were not entered into at the time of transfer.

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

In order to conclude whether or not a variable interest entity is required to be consolidated, careful consideration will be given to the Company's continuing involvement with the variable interest entity. In circumstances where the Company has both the power to direct the activities of the entity that most significantly impact the entity's performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company would conclude that it would consolidate the entity, which would also preclude the Company from recording an accounting sale on the transaction. In the case of a consolidated variable interest entity, the accounting is similar to a secured financing, (i.e., the Company continues to carry the loans and records the related securitized debt on the balance sheet).

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Repossessed Assets

Repossessed assets include one-to-four family residential property, commercial property and one-to-four family homes under construction that were acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure. Repossessed assets are initially recorded at estimated fair value of the collateral, less estimated costs to sell. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect fair value, as well as gains and losses on disposal of these properties, are charged to "asset resolution" within noninterest expense in the Consolidated Statements of Operations as incurred. See Note 24 of the Notes to the Consolidated Financial Statements, herein, for additional nonrecurring fair value disclosures.

Loans with Government Guarantees

The Company originates government guaranteed loans which are pooled and sold as Ginnie Mae mortgage backed securities. Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral right to repurchase certain delinquent loans (loans past due 90 days or more) securitized in Ginnie Mae pools, if the loans meet defined delinquent loan criteria. As a result of this unilateral right, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company accounts for the loans as if they had been repurchased. The Company recognizes the loans as loans with government guarantees on the Consolidated Statements of Financial Condition and also recognizes a corresponding liability for a corresponding amount recorded in other liabilities on the Consolidated Statement of Financial Condition. If the loan is repurchased, the liability is settled and the loan with government guarantee remains. Once repurchased, the Company may collect losses through a claims process with the FHA, as an approved lender.

The Company adopted ASU Update No. 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40) in the first quarter 2015 at which time repossessed assets and the associated claims were recorded separately from the associated loans. At December 31, 2015, repossessed assets and the associated claims were recorded in other assets and at December 31, 2014 repossessed assets and the associated claims were included in loans with government guarantees.

Federal Home Loan Bank Stock

The Bank owns stock in the Federal Home Loan Bank of Indianapolis. No market quotes exist for the stock. The stock is redeemable at par and is carried at cost. The investment is required to permit the Bank to obtain membership in and to borrow from the Federal Home Loan Bank.

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

Mortgage Servicing Rights ("MSRs")

The Company purchases and originates mortgage loans for sale to the secondary market and sells the loans on either a servicing-retained or servicing-released basis. For servicing retained sales, an MSR is created at the time of sale which is recorded at fair value. The Company uses an option-adjusted spread valuation utilizing an internal valuation to determine the fair value of MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. Management obtains third-party valuations of the MSR portfolio on a quarterly basis from independent valuation experts to assess the reasonableness of the fair value calculated by its internal valuation model. Changes in fair value of the Company's mortgage servicing rights are reported on the Consolidated Statements of Operations in "net return on mortgage servicing". See Note 24 of the Notes to the Consolidated Financial Statements, herein, for additional recurring fair value disclosures.

The Company periodically sells portions of its MSRs, and may simultaneously enter into an agreement to subservice the residential mortgage loans sold, which qualify as sales transactions. A transfer of servicing rights related to loans previously sold qualifies as a sale at the date on which title passes, if substantially all risks and rewards of ownership have irrevocably passed to the transferee and any protection provisions retained by the transferor are minor and can be reasonably estimated. In addition, if a sale is recognized and only minor protection provisions exist, a liability is accrued for the estimated obligation

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

associated with those provisions. As MSRs are not considered financial assets for accounting purposes, the transfer of an MSR asset qualifies as a sale based on a risks and rewards approach.

Servicing Fee Income

Servicing fee income, which is included on the Consolidated Statements of Operations as loan administration income, is recorded for fees earned, net of third party subservicing costs for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Late fees and ancillary fees are also included on the Consolidated Statements of Operations as net return on mortgage servicing asset. Subservicing fee income is recorded for fees earned, net of third party subservicing costs, for loans subserviced. Contractual subservicing fees including late fees and other ancillary income are included within loan administration income on the Consolidated Statements of Operations.

Financial Instruments and Derivatives

The Company enters into derivative financial instruments to manage interest rate risk and to facilitate asset/liability management. The Company generally uses derivatives to manage its pipeline of loans held-for-sale with forward commitments to sell Fannie Mae or Freddie Mac or Ginnie Mae mortgage backed securities. Further, the Company occasionally enters into swap agreements to manage the cash flows on certain liabilities. For all derivatives outside of those noted below, the Company does not elect to apply or does not qualify for hedge accounting and therefore accounts for the derivatives as economic undesignated derivatives. Changes in the fair value of the derivatives and realized gains and losses are recognized immediately in total noninterest income on the Consolidated Statements of Operations.

The Company uses interest rate swaps to hedge the forecasted cash flows from its underlying variable-rate Federal Home Loan Bank ("FHLB") advances in a qualifying cash flow hedge accounting relationship. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statement of Financial Condition and reclassified into interest expense along with the debt interest expense in the same period in which the identified hedge transaction is recognized in earnings. Cash flows and the impact on income related to designated hedges is reported in the same category as the underlying hedged item. Derivatives that are designated in hedging relationships are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period.

U.S. Treasury futures and U.S. Treasury options are actively traded and their fair values are obtained from an exchange. Forward loan sale commitments and interest rate swaps are valued based on quoted prices for similar assets in an active market with inputs that are observable. Rate lock commitments are valued using internal models with significant unobservable market parameters. The Company assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions at each period end. As of December 31, 2015 and 2014, the Company determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.

The Company writes and purchases interest rate swaps for customer-initiated trading derivatives which are used primarily to provide derivative products to customers enabling them to manage their interest rate risk. In the event that a customer requests early termination of a derivative transaction, a termination confirmation and transaction summary will be completed. If the market rate is higher at termination than at trade inception, the customer will receive a payment from the Company. In turn, the Company will receive that payment from the dealer due to the termination of the hedge. Conversely, if the market rate is lower at termination than at trade inception, the Company will be due a payment from the customer. In turn, the Company will owe that payment to the dealer due to the termination of the hedge.

The Company also enters into various derivative agreements with customers in the form of interest-rate lock commitments. As an intermediary, the Company generally maintains a portfolio of matched offsetting derivative agreements. The Company takes into account the impact of bilateral collateral and master netting agreements that allow all derivative contracts held to settle with a single counterparty on a net basis, and to offset the net derivative position with the related collateral when recognizing derivative assets and liabilities. For the rate lock commitments, the gains and losses recorded in earnings are included in "net gain on loan sales" on the Consolidated Statements of Operations.

The Company recognizes all derivatives as either other assets or other liabilities in the Consolidated Statements of Financial Condition at their fair value.

Additional information regarding the accounting for derivatives is provided in Note 11 and additional recurring fair value disclosures in Note 24 of the Notes to the Consolidated Financial Statements, herein.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Income Taxes

We evaluate two components of income tax expense: current and deferred. Current income tax expense represents our estimated taxes to be paid or refunded for the current period. Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The Company evaluates its deferred tax assets to determine if, based on all available evidence, it is more likely than not that the deferred tax assets will be realized and establishes a valuation allowance when they are not. We evaluate two components of income tax expense: current and deferred. Current income tax expense represents our estimated taxes to be paid or refunded for the current period.

Representation and Warranty Reserve

When the Company sells mortgage loans into the secondary mortgage market, it makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan, pay a fee or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loan. Upon the sale of a loan, the Company recognizes a liability for that guarantee at its fair value as a reduction of the Company's net gain on loan sales. Subsequent to the sale, the liability is re-measured on an ongoing basis based on an estimate of probable future losses. In each case, these estimates are based on the Company’s most recent data including loss severity on repurchased and indemnified loans, and repurchase requests, among other factors. Changes to the Company’s previous estimates are recorded in the representation and warranty provision in the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are expensed in the period they are incurred and are included as part of "other noninterest expense" in the Consolidated Statements of Operations. Advertising expenses totaled $9 million, $10 million, and $9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Department of Justice ("DOJ") Litigation Settlement

The Company elected the fair value option to account for the liability representing the obligation to make future additional payments under the DOJ litigation settlement. The executed settlement agreement with the DOJ establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability.

As of December 31, 2015 the remaining future payments totaled $118 million for which the Company used a discounted cash flow model to estimate the current fair value. The model utilizes estimates including the Company's forecasts of net income, balance sheet and capital levels and considers multiple scenarios and possible outcomes as a result of the uncertainty inherent in those inputs which impact the estimated timing of the additional payments. These scenarios are probability weighted and consider the view of a market participant to estimate the fair value of the liability. As of December 31, 2015, the liability was $84 million.

We value our contractual obligation to pay utilizing a discounted cash flow model that incorporates our current estimate of the most likely timing and amount of the cash flows necessary to satisfy the obligation. These cash flow estimates are reflective of our detailed financial and operating projections for the next three years, as well as more general earnings and

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

capital assumptions for subsequent periods. The liability is included in "other liabilities" on the Consolidated Financial Statements. See Note 24 of the Consolidated Financial Statements, herein, for additional information on the valuation of the DOJ litigation settlement.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has voted to approve another year deferral of the effective date from January 1, 2017 to January 1, 2019, while allowing for early adoption as of January 1, 2018. Management is currently evaluating this guidance and does not expect this guidance to have a material impact on the Company’s Consolidated Financial Statements, but significant changes to disclosures in the Notes thereto will be required.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual items (Subtopic 225-20). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the financial statements. The ASU is effective for the annual period beginning after December 15, 2015, though early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

fiscal years beginning after December 15, 2015 and early adoption is permitted. This guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements, but disclosures to the Notes thereto will be updated per the requirements.

In September 2015, the FASB issued ASU No 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective retrospectively for fiscal years beginning after December 15, 2015 and early adoption is permitted. This guidance is not expected to have a material impact upon adoption on the Company’s Consolidated Financial Statements, but disclosures to the Notes thereto will be updated per the requirements.

In January 2016, the FASB issued Update 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective retrospectively for fiscal years beginning after December 15, 2017 and early adoption is permitted. Management is currently evaluating this guidance and does not expect this guidance to have a material impact on the Company’s Consolidated Financial Statements, if any.

In February 2016, the FASB issued Update 2016-02, Leases (Topic 842): Section A - Leases: Amendments to the FASB Accounting Standards Codification, Section B - Conforming Amendments Related to Leases: Amendment to the FASB Accounting Standards Codification, Section C - Background Information and Basis For Conclusions. Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective retrospectively for fiscal years beginning after December 15, 2019 and early adoption is permitted. The guidance in the Update supersedes Topic 840, Leases. Management is currently evaluating this guidance and does not expect this guidance to have a material impact on the Company’s Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 2 — Investment Securities

As of December 31, 2015 and 2014, investment securities were comprised of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
December 31, 2015
Available-for-sale securities
Agency - Commercial	$766	$3	$(3)	$766
Agency - Residential	514	2	(2)	514
Municipal obligations	14	—	—	14
Total available-for-sale securities	$1,294	$5	$(5)	$1,294
Held-to-maturity securities
Agency - Commercial	$634	$—	$(2)	$632
Agency - Residential	634	—	(4)	630
Total held-to-maturity securities	$1,268	$—	$(6)	$1,262

December 31, 2014
Available-for-sale securities
Agency - Commercial	$541	$1	$(2)	$540
Agency - Residential	1,118	13	(1)	1,130
Municipal obligations	2	—	—	2
Total available-for-sale securities	$1,661	$14	$(3)	$1,672

Trading

The Company classifies mortgage backed securities it receives from its operations that it has committed to sell as trading securities. During the year ended December 31, 2013, the Company sold $170 million of trading securities, which resulted in a realized gain of less than $1 million.

Available-for-Sale

The Company purchased $1.1 billion of investment securities, all of which were U.S. government sponsored agencies, comprised of mortgage-backed securities and collateralized mortgage obligations and $14 million of municipal obligations during the year ended December 31, 2015. During the year ended December 31, 2014 the Company purchased $1.2 billion of investment securities, all of which were U.S. government sponsored agencies, comprised of mortgage-backed securities and collateralized mortgage obligations, compared to $1.1 billion of investment securities issued by U.S. government sponsored agencies and $20 million of municipal obligations during the year ended December 31, 2013.

Gains (losses) on the sales of investment securities available-for-sale are reported in other noninterest income in the Consolidated Statements of Operations. During the year ended December 31, 2015, there were $170 million in sales of U.S. government sponsored agency securities, which resulted in a gain of $3 million. During the year ended December 31, 2014, the Company sold $414 million of U.S. government sponsored agency securities, which resulted in a gain of $4 million, compared to $39 million of U.S. government sponsored agencies, which resulted in a gain of $1 million during the year ended December 31, 2013.

Held-to-Maturity

During the year ended December 31, 2015, the Company transferred $1.1 billion of available-for-sale securities to held-to-maturity securities including a premium of $8 million, reflecting the Company’s intent and ability to hold those securities to maturity. Transfers of investment securities into the held-to-maturity category from the available-for-sale category are accounted for at fair value at the date of transfer. The related $5 million of unrealized holding gain, net of tax, that was included in the transfer is retained in other comprehensive income (loss) and is being amortized as an adjustment to interest

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

income over the remaining life of the securities. There were no gains or losses recognized as a result of this transfer. The Company did not have any investment securities classified as held-to-maturity at December 31, 2014.

The Company purchased $217 million of held-to-maturity securities, which included agency-collateralized mortgage obligations during the year ended December 31, 2015. There were no purchases during the years ended December 31, 2014 and December 31, 2013. The Company had no sales in held-to-maturity securities during the years ending December 31, 2015, 2014 and 2013, respectively.

The following table summarizes by duration the unrealized loss positions on investment securities.

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
December 31, 2015
Available-for-sale securities
Agency - Commercial	$482	27	$(3)	$—	—	$—
Agency - Residential	$224	15	$(2)	$8	2	$—
Held-to-maturity securities
Agency - Commercial	$471	27	$(2)	$—	—	$—
Agency - Residential	$547	50	$(4)	$—	—	$—
December 31, 2014
Available-for-sale securities
Agency - Commercial	$53	6	$—	$305	21	$(2)
Agency - Residential	$98	10	$(1)	$37	4	$—
December 31, 2013
Available-for-sale securities
Agency - Commercial	$—	—	$—	$326	19	$(4)
Agency - Residential	$—	—	$—	$500	44	$(6)

Credit related declines in the available-for-sale and held-to-maturity securities are classified as other-than temporary impairments ("OTTI") and are reported as a separate component of noninterest income within the Consolidated Statement of Operations. If an impaired investment security is considered to be other than temporary if (1) the Company intends to sell the security; (2) it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover all contractually required principal and interest payments.

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. During the years ended December 31, 2015 and December 31, 2014, the Company had no other-than-temporary impairments ("OTTI").

During the year ended December 31, 2013, the Company recognized $9 million of OTTI on the FSTAR 2006-1 mortgage securitization, which was subsequently dissolved at June 30, 2013. The Company recognized a tax benefit of $6 million during the second quarter 2013 representing the recognition of the residual tax effect associated with the previously unrealized losses on the mortgage securitization recorded in other comprehensive income (loss). At December 31, 2013, the Company had no OTTI.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table shows the OTTI roll forward.

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Beginning balance of amount related to credit losses	$—	$—	$(3)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life	—	—	1
Reductions for investment securities sold during the period (realized)	—	—	11
Additions for the amount related to the credit loss for which an OTTI impairment was not previously recognized	—	—	(9)
Ending balance of amount related to credit losses	$—	$—	$—

The amortized cost and estimated fair value of investment securities at December 31, 2015, are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Investment Securities Available-for-Sale			Investment Securities Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Weighted-Average Yield	Amortized Cost	Estimated Fair Value	Weighted-Average Yield
December 31, 2015	(Dollars in millions)			(Dollars in millions)
Due after five years through 10 years	$14	$14	4.47%	$58	$57	2.48%
Due after 10 years	1,280	1,280	2.54%	1,210	1,205	2.41%
Total	$1,294	$1,294		$1,268	$1,262

The Company has pledged investment securities, primarily municipal taxable and agency collateralized mortgage obligations, to collateralize lines of credit and/or borrowings with the Fannie Mae and other institutions. At December 31, 2015, the Company pledged $14 million of investment securities, compared to less than $1 million and $8 million at December 31, 2014 and December 31, 2013, respectively.

Note 3 — Loans Held-for-Sale

The majority of our mortgage loans originated as loans held-for-sale are sold into the secondary market on a whole loan basis or by securitizing the loans into securities. At December 31, 2015 and 2014, loans held-for-sale totaled $2.6 billion and $1.2 billion, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company reported net gain on loan sales of $288 million, $206 million and $402 million, respectively.

At December 31, 2015 and 2014, $35 million and $48 million, respectively, of loans held-for-sale were recorded at lower of cost or fair value. The remainder of the loans in the portfolio are recorded at fair value as the Company has elected the fair value option for such loans.

Note 4 — Loans with Government Guarantees

The majority of loans with government guarantees continue to be insured or guaranteed by the Federal Housing Administration ("FHA"). These loans earn interest at a rate based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent, which is not paid by the FHA until claimed.

At December 31, 2015 and December 31, 2014, respectively, loans with government guarantees totaled $485 million and $1.1 billion.

The Company adopted ASU Update No. 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40) in the first quarter 2015 at which time repossessed assets and the associated claims were recorded separately from the associated loans. At December 31, 2015, repossessed assets and the associated claims recorded in other assets totaled $210 million and at December 31, 2014 repossessed assets and the associated claims were $373 million included in loans with government guarantees.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 5 — Loans Held-for-Investment

Loans held-for-investment are summarized as follows.

	December 31, 2015	December 31, 2014
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,100	$2,193
Second mortgage	135	149
HELOC	384	257
Other	31	31
Total consumer loans	3,650	2,630
Commercial loans
Commercial real estate	814	620
Commercial and industrial	552	429
Warehouse lending	1,336	769
Total commercial loans	2,702	1,818
Total consumer and commercial loans held-for-investment	6,352	4,448
Less allowance for loan losses	(187)	(297)
Loans held-for-investment, net	$6,165	$4,151

For the years ended December 31, 2015, 2014 and 2013, the Company transferred $30 million, $19 million and $64 million, respectively, of loans held-for-sale to loans held-for-investment.

During the year ended December 31, 2015, the Company sold interest-only residential first mortgage loans with unpaid principal balances totaling $601 million, and residential first mortgage jumbo loans with unpaid principal balances of $9 million. In addition, the Company sold past due (including nonperforming) and troubled debt restructured first residential mortgage loans with unpaid principal balances of $427 million and $8 million of other residential mortgage loans. Upon a change in the Company’s intent, the loans were transferred to held-for-sale and subsequently sold resulting in a gain on sale of $1 million during the year ended December 31, 2015. A portion of the general allowance for loan losses associated with these loan sales was reduced, resulting in a $69 million reduction in the allowance.

During the year ended December 31, 2014, the Company sold nonperforming, troubled debt restructured residential first mortgage and residential first mortgage jumbo loans with unpaid principal balances totaling $632 million and $20 million of other residential first mortgage loans. A portion of the allowance for loan losses associated with these loans was reduced, resulting in a $9 million reduction in allowance. Upon a change in the Company’s intent, the loans were transferred to held-for-sale and subsequently sold resulting in a gain on sale of $11 million.

During the year ended December 31, 2013, the Company sold nonperforming residential first mortgage loans with unpaid principal balances totaling $508 million. A portion of the allowance for loan losses associated with these loans was reduced, resulting in a $66 million reduction in allowance. Upon a change in the Company’s intent, the loans were transferred to held-for-sale and subsequently sold resulting in a gain on sale of $1 million.

During the year ended December 31, 2015, the Company purchased $197 million of HELOC loans with a premium of $7 million, none of which were credit impaired.

The Company has pledged certain loans held-for-investment, loans held-for-sale, and loans with government guarantees to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis. At December 31, 2015 and 2014, the Company pledged $5.8 billion and $4.1 billion, respectively, of loans held-for-investment.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The allowance for loan losses by class of loan and evaluation type are summarized in the following tables.

	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
Year Ended December 31, 2015	(Dollars in millions)
Beginning balance allowance for loan losses	$234	$12	$19	$1	$17	$11	$3	$297
Charge-offs	(87)	(4)	(3)	(4)	—	(3)	—	(101)
Recoveries	3	2	—	3	2	—	—	10
Provision	(34)	1	5	2	(1)	5	3	(19)
Ending balance allowance for loan losses	$116	$11	$21	$2	$18	$13	$6	$187
Year Ended December 31, 2014
Beginning balance allowance for loan losses	$162	$12	$8	$2	$19	$3	$1	$207
Charge-offs	(38)	(3)	(6)	(2)	(3)	—	—	(52)
Recoveries	3	1	—	3	3	—	—	10
Provision	107	2	17	(2)	(2)	8	2	132
Ending balance allowance for loan losses	$234	$12	$19	$1	$17	$11	$3	$297
Year Ended December 31, 2013
Beginning balance allowance for loan losses	$220	$20	$18	$2	$41	$3	$1	$305
Charge-offs	(133)	(6)	(5)	(4)	(47)	(2)	—	(197)
Recoveries	15	1	1	2	10	—	—	29
Provision	60	(3)	(6)	2	15	2	—	70
Ending balance allowance for loan losses	$162	$12	$8	$2	$19	$3	$1	$207
	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
December 31, 2015
Loans held-for-investment
Individually evaluated	$87	$28	$3	$—	$—	$2	$—	$120
Collectively evaluated (1)	3,007	65	318	31	814	550	1,336	6,121
Total loans	$3,094	$93	$321	$31	$814	$552	$1,336	$6,241
Allowance for loan losses
Individually evaluated	$22	$6	$1	$1	$—	$—	$—	$30
Collectively evaluated (1)	94	5	20	1	18	13	6	157
Total allowance for loan losses	$116	$11	$21	$2	$18	$13	$6	$187
December 31, 2014
Loans held-for-investment
Individually evaluated	$385	$31	$1	$—	$—	$—	$—	$417
Collectively evaluated (1)	1,782	65	124	31	620	429	769	3,820
Total loans	$2,167	$96	$125	$31	$620	$429	$769	$4,237
Allowance for loan losses
Individually evaluated	$82	$5	$1	$—	$—	$—	$—	$88
Collectively evaluated (1)	152	7	18	1	17	11	3	209
Total allowance for loan losses	$234	$12	$19	$1	$17	$11	$3	$297

(1)	Excludes loans carried under the fair value option.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table sets forth the loans held-for-investment aging analysis as of December 31, 2015 and December 31, 2014, of past due and current loans.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total Investment Loans
	(Dollars in millions)
December 31, 2015
Consumer loans
Residential first mortgage	$7	$3	$53	$63	$3,037	$3,100
Second mortgage	—	—	2	2	133	135
HELOC	2	1	9	12	372	384
Other	1	—	—	1	30	31
Total consumer loans	10	4	64	78	3,572	3,650
Commercial loans
Commercial real estate	—	—	—	—	814	814
Commercial and industrial	—	—	2	2	550	552
Warehouse lending	—	—	—	—	1,336	1,336
Total commercial loans	—	—	2	2	2,700	2,702
Total loans (2)	$10	$4	$66	$80	$6,272	$6,352
December 31, 2014
Consumer loans
Residential first mortgage	$29	$8	$115	$152	$2,041	$2,193
Second mortgage	1	1	2	4	145	149
HELOC	4	1	3	8	249	257
Other	—	—	—	—	31	31
Total consumer loans	34	10	120	164	2,466	2,630
Commercial loans
Commercial real estate	—	—	—	—	620	620
Commercial and industrial	—	—	—	—	429	429
Warehouse lending	—	—	—	—	769	769
Total commercial loans	—	—	—	—	1,818	1,818
Total loans (2)	$34	$10	$120	$164	$4,284	$4,448

(1)	Includes performing nonaccrual loans that are less than 90 days delinquent and for which interest cannot be accrued.

(2)	Includes $10 million and $5 million of loans 90 days or greater past due accounted for under the fair value option at December 31, 2015 and 2014, respectively.

Interest that would have been accrued on impaired loans totaled approximately $6 million, $17 million and $23 million during the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, the Company had no loans 90 days or greater past due and still accruing interest.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Troubled Debt Restructurings

The following table provides a summary of TDRs by type and performing status.

	TDRs
	Performing	Nonperforming	Total
December 31, 2015	(Dollars in millions)
Consumer loans (1)
Residential first mortgage	$49	$27	$76
Second mortgage	32	1	33
HELOC	20	7	27
Total TDRs (2)	$101	$35	$136

December 31, 2014
Consumer loans (1)
Residential first mortgage	$306	$44	$350
Second mortgage	35	1	36
HELOC	20	1	21
Total consumer loans	361	46	407
Commercial loans
Commercial real estate	1	—	1
Total TDRs (2)	$362	$46	$408

(1)	The allowance for loan losses on consumer TDR loans totaled $15 million and $81 million at December 31, 2015 and 2014, respectively.

(2)	Includes $32 million and $30 million of TDR loans accounted for under the fair value option at December 31, 2015 and 2014, respectively.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table provides a summary of newly modified TDRs and TDR loans in the past 12 months that have been subsequently defaulted during the years ended December 31, 2015, 2014 and 2013. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted when greater that 90 days past due.

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
Year Ended December 31, 2015	(Dollars in millions)
Residential first mortgages	325	$81	$80	$(2)
Second mortgages	97	4	3	—
HELOC (2)	273	17	15	—
Other consumer	3	—	—	—
Total TDR loans	698	$102	$98	$(2)
Year Ended December 31, 2014
Residential first mortgages	165	$48	$47	$3
Second mortgages	325	11	10	—
HELOC (2)	30	1	1	—
Total TDR loans	520	$60	$58	$3
Year Ended December 31, 2013
Residential first mortgages	322	$86	$75	$2
Second mortgages (3)	571	22	20	1
HELOC (2) (3)	313	27	23	—
Commercial real estate	5	3	3	—
Total TDR loans	1,211	$138	$121	$3

	TDRs that subsequently defaulted in previous 12 months (4)
	Number of Accounts	Unpaid Principal Balance	Increase (Decrease) in Allowance at Subsequent Default
Year Ended December 31, 2015	(Dollars in millions)
Residential first mortgages	3	$—	$—
Second mortgages	2	—	—
HELOC (2)	3	—	—
Total TDR loans	8	$—	$—
Year Ended December 31, 2014
Residential first mortgages	2	$—	$—
Second mortgages	18	—	—
HELOC (2)	5	—	—
Total TDR loans	25	$—	$—
Year Ended December 31, 2013
Residential first mortgages	26	$6	$1
Second mortgages	41	1	1
Commercial real estate	33	1	—
Total TDR loans	100	$8	$2

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	HELOC post-modification unpaid principal balance reflects write downs.

(3)	New TDRs during the year ended December 31, 2013, include 463 loans for a total of $31 million of post modification unpaid principal balance second mortgage and HELOC loans carried at fair value.

(4)	Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Impaired Loans

The following table presents impaired loans with the associated allowance recorded.

	December 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage	$20	$20	$—	$63	$78	$—
Second mortgage	—	—	—	1	6	—
HELOC	—	—	—	—	1	—
Commercial loans
Commercial and industrial	5	2	—	—	—	—
	$25	$22	$—	$64	$85	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$65	$67	$23	$321	$326	$82
Second mortgage	28	28	6	29	29	6
HELOC	3	3	1	1	1	1
	$96	$98	$30	$351	$356	$89
Total
Consumer loans
Residential first mortgage	$85	$87	$23	$384	$404	$82
Second mortgage	28	28	6	30	35	6
HELOC	3	3	1	1	2	1
Commercial loans
Commercial and industrial	5	2	—	—	—	—
Total impaired loans	$121	$120	$30	$415	$441	$89

The following table presents average impaired loans and the interest income recognized.

	For the Years Ended December 31,
	2015		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$150	$5	$402	$11	$603	$17
Second mortgage	29	—	28	1	21	1
HELOC	10	—	1	—	1	—
Commercial loans
Commercial real estate	—	—	1	—	46	1
Commercial and industrial	2	—	—	—	2	—
Total impaired loans	$191	$5	$432	$12	$673	$19

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

Loss. An asset classified as loss is considered uncollectible and of such little value that the continuance as bankable asset is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but, rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

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

Consumer Loans

The same rating principles are used for consumer and commercial loans, but the principles are applied differently for consumer loans. Consumer loans consist of open and closed end loans extended to individuals for household, family, and other personal expenditures, and includes consumer loans, loans to individuals secured by their personal residence, including first mortgage, home equity, and home improvement loans. Because consumer loans are usually relatively small-balance, homogeneous exposures, consumer loans are rated primarily on payment performance. Payment performance is a proxy for the strength of repayment capacity and loans are generally classified based on their payment status rather than by an individual review of each loan.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

In accordance with regulatory guidance, the Company assigns risk ratings to consumer loans in the following manner:
•Consumer loans are classified as Watch once the loan becomes 60 days past due.
•Open and closed-end consumer loans 90 days or more past due are classified Substandard.

	December 31, 2015
Commercial Credit Loans	Commercial Real Estate	Commercial and Industrial	Warehouse	Total Commercial
	(Dollars in millions)
Grade
Pass	$766	$492	$1,181	$2,439
Watch	42	30	155	227
Special Mention	2	21	—	23
Substandard	4	9	—	13
Total loans	$814	$552	$1,336	$2,702

	December 31, 2015
Consumer Credit Loans	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Total
	(Dollars in millions)
Grade
Pass	$2,993	$101	$353	$31	$3,478
Watch	49	32	22	—	103
Substandard	58	2	9	—	69
Total loans	$3,100	$135	$384	$31	$3,650

	December 31, 2014
Commercial Credit Loans	Commercial Real Estate	Commercial and Industrial	Warehouse	Total Commercial
	(Dollars in millions)
Grade
Pass	$578	$398	$650	$1,626
Watch	29	10	119	158
Special mention	2	—	—	2
Substandard	11	21	—	32
Total loans	$620	$429	$769	$1,818

	December 31, 2014
Consumer Credit Loans	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Total
	(Dollars in millions)
Grade
Pass	$1,764	$111	$233	$31	$2,139
Watch	314	36	21	—	371
Substandard	115	2	3	—	120
Total loans	$2,193	$149	$257	$31	$2,630

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 6 — Repossessed Assets

Repossessed assets include the following.

	December 31,
	2015	2014
	(Dollars in millions)
One-to-four family properties	$12	$18
Commercial properties	5	1
Total repossessed assets	$17	$19

The following schedule provides the activity for repossessed assets.

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Beginning balance	$19	$37	$121
Additions/transfers in	42	40	78
Disposals	(27)	(46)	(116)
Write-down and other changes	(10)	(10)	(11)
Transfers out	(7)	(2)	(35)
Ending balance	$17	$19	$37

Note 7 — Variable Interest Entities ("VIEs")

Due to the Assured Settlement Agreement in 2013, the Company became the primary beneficiary and reconsolidated the FSTAR 2005-1 and the FSTAR 2006-2 HELOC securitization trust's assets and liabilities. The Company elected the fair value option for these assets and liabilities.

In 2015, the Company executed clean-up calls of the FSTAR 2005-1and FSTAR 2006-2 long-term debt associated with the HELOC securitization trusts. The transactions resulted in cash payments of $52 million to the debt bondholders during the year ended December 31, 2015. After payment of the debt, the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts were dissolved and the Company no longer has any consolidated VIEs as of December 31, 2015.

The following table provides a summary of the classifications of consolidated VIE assets and liabilities included in the Consolidated Financial Statements as of December 31, 2014.

	2005-1	2006-2	Total
	(Dollars in millions)
HELOC Securitizations
Assets
Loans held-for-investment	$63	$69	$132
Liabilities
Long-term debt	$42	$42	$84

The Company has a continuing involvement, but is not the primary beneficiary for one unconsolidated VIE related to the FSTAR 2007-1 mortgage securitization trust. In accordance with the settlement agreement with MBIA, there is no further recourse to the Company related to FSTAR 2007-1. At December 31, 2015 and 2014, the FSTAR 2007-1 mortgage securitization trust included 3,061 loans and 3,624 loans, respectively, with an aggregate principal balance of $117 million and $141 million, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 8 — Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank ("FHLB") stock was $170 million at December 31, 2015 compared to $155 million at December 31, 2014. As a member of the FHLB, the Company is required to hold shares of FHLB stock in an amount equal to at least one percent of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year or five percent of FHLB advances, whichever is greater. The Company had $57 million in required stock purchases during the year ending December 31, 2015. The Company had $42 million, $54 million and $92 million redemptions of FHLB stock during the years ended December 31, 2015, 2014 and 2013, respectively. Dividends received on the stock equaled $6 million, $9 million and $11 million for the years ended December 31, 2015, 2014, and 2013, respectively. These dividends were recorded in the Consolidated Statements of Operations as other noninterest income.

Note 9 — Premises and Equipment

Premises and equipment balances and estimated useful lives are as follows.

	Estimated Useful Lives	December 31,
		2015	2014
		(Dollars in millions)
Land	—	$58	$66
Office buildings	7 — 31.5 years	149	144
Computer hardware and software	3 — 7 years	214	180
Furniture, fixtures and equipment	3 — 7 years	61	67
Total		482	457
Less accumulated depreciation		(232)	(219)
Premises and equipment, net		$250	$238

Depreciation expense amounted to approximately $26 million, $26 million and $23 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

Operating Leases

The Company conducts a portion of its business from leased facilities. Such leases are considered to be operating leases based on their lease terms. Lease rental expense totaled approximately $7 million, $8 million and $8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The following outlines the Company’s minimum contractual lease obligations.

December 31, 2015
(Dollars in millions)
2016	$4
2017	3
2018	2
2019	1
2020	1
Thereafter	1
Total	$12

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 10 — Mortgage Servicing Rights

The Company has investments in mortgage servicing rights ("MSRs") resulting from the sale of loans to the secondary market and retaining the servicing. The primary risk associated with MSRs is the potential change in value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. The Company also utilizes derivatives as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. The Company's portfolio of MSRs is highly sensitive to movements in interest rates. There is also a risk of valuation decline due to higher than expected increases in default rates, which the Company does not believe can be effectively hedged. See Note 11 of the Notes to the Consolidated Financial Statements, herein, for additional information regarding the instruments utilized to hedge the risks of MSRs.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows.

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Balance at beginning of period	$258	$285	$711
Additions from loans sold with servicing retained	260	272	402
Reductions from sales	(176)	(232)	(835)
Changes due to (1)
Decrease in MSR value due to pay-offs and pay-downs	(43)	(31)	(99)
Changes in estimates of fair value (2)	(3)	(36)	106
Fair value of MSRs at end of period	$296	$258	$285

(1)	Changes in fair value are included within net return on mortgage servicing asset on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

See Notes 1 and 24 of the Notes to the Consolidated Financial Statements, herein, for additional fair value disclosures relating to mortgage servicing rights.

The following table summarizes income and fees associated with the mortgage servicing asset.

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Income on mortgage servicing asset
Servicing fees, ancillary income and late fees (1)	$69	$69	$185
Fair value adjustments (2)	(44)	(69)	(5)
Gain (loss) on MSR derivatives (3)	5	26	(70)
Net transaction costs	(2)	(2)	(19)
Total income on mortgage servicing asset, included in net return on mortgage servicing asset	$28	$24	$91

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on a cash basis.

(2)	Includes a $2 million gain related to the sale of MSRs during the year ended December 31, 2015.

(3)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

Contractual servicing and subservicing fees. Contractual servicing and subservicing fees, including late fees and other ancillary income are presented below. Contractual servicing fees are included within net return on mortgage servicing asset on the Consolidated Statements of Operations. Contractual subservicing fees including late fees and other ancillary income are included within loan administration income on the Consolidated Statements of Operations. Subservicing fee income is recorded for fees earned, net of third party subservicing costs, for loans subserviced.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table summarizes income and fees associated with subserviced mortgage loans.

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Income (expenses) on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$33	$28	$17
Other servicing charges	(7)	(4)	(11)
Total income on mortgage loans subserviced, included in loan administration	$26	$24	$6

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on cash basis.

The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10 percent and 20 percent to the weighted-average of certain significant assumptions used in valuing these assets.

	December 31, 2015			December 31, 2014
		Fair value due to			Fair value due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
		(Dollars in millions)
Option adjusted spread	8.24%	$287	$279	8.88%	$250	$243
Constant prepayment rate	12.63%	285	275	14.98%	253	245
Weighted average cost to service per loan	$71.86	292	288	$74.49	258	255

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

Note 11 — Derivative Financial Instruments

Derivative financial instruments are recorded at fair value in other assets and other liabilities on the Consolidated Statements of Financial Condition after taking into account the effects of legally enforceable bilateral collateral and master netting agreements. The Company is exposed to non-performance risk by the counterparties to its various derivative financial instruments. The Company believes that the non-performance risk inherent in all its derivative contracts is minimal based on credit standards and the collateral provisions of the derivative agreements. A majority of the Company’s derivatives are centrally cleared through a Central Counterparty Clearing House or consist of residential mortgage interest rate lock commitments further limiting non-performance risk.

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

Derivatives designated as hedging instruments: The Company uses interest rate swaps to hedge the forecasted cash flows from its underlying variable-rate Federal Home Loan Bank (FHLB) advances in a qualifying cash flow hedge accounting relationship. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At December 31, 2015, the Company had $3 million (net-of-tax) of unrealized

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared to zero at December 31, 2014. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $7 million of losses (net-of-tax).

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at the time they are designated and throughout the hedge period. All cash flow hedges were highly effective as of December 31, 2015. Cash flows and the profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

The net gains recognized in income on derivative instruments, net of the impact of offsetting positions, were as follows.

		For the Years Ended December 31,
	Location of Gain/(Loss)	2015	2014	2013
		(Dollars in millions)
Derivatives not designated as hedging instruments:
U.S. Treasury and euro dollar futures	Net return on mortgage servicing asset	$6	$18	$(37)
Mortgage backed securities forwards	Net return on mortgage servicing asset	1	8	(33)
Rate lock commitments and forward agency and loan sales	Net gain on loan sales	9	(12)	(42)
Rate lock commitments	Other noninterest income	(2)	—	—
Interest rate swaps	Other noninterest income	—	3	1
Total derivative (loss) gain		$14	$17	$(111)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The Company had the following derivative financial instruments.

	December 31, 2015
	Notional Amount	Fair Value	Expiration Dates
	(Dollars in millions)
Derivatives designated as hedging instruments:
Liabilities (1)
Interest rate swaps on FHLB advances	$825	$4	2023-2025
Derivatives not designated as hedging instruments:
Assets
U.S. Treasury and euro dollar futures	$1,892	$—	2016-2019
Mortgage backed securities forwards	1,931	7	2016
Rate lock commitments	3,593	26	2016
Interest rate swaps and swaptions	1,554	25	2016-2035
Total derivative assets	$8,970	$58
Liabilities
U.S. Treasury and euro dollar futures	$768	$1	2016-2019
Mortgage backed securities forwards	2,655	6	2016
Rate lock commitments	168	—	2016
Interest rate swaps	422	7	2016-2025
Total derivative liabilities	$4,013	$14

	December 31, 2014
	Notional Amount	Fair Value	Expiration Dates
Derivatives not designated as hedging instruments:
Assets
U.S. Treasury and euro dollar futures	$2,530	$7	2015-2020
Mortgage backed securities forward	355	2	2015
Rate lock commitments	2,604	31	2015
Interest rate swaps	355	6	2015-2021
Total derivative assets	$5,844	$46
Liabilities
U.S. Treasury and euro dollar futures	$687	$1	2015-2020
Rate lock commitments	22	—	2015
Mortgage backed securities forwards	2,789	13	2015
Interest rate swaps	367	6	2015-2021
Total derivative liabilities	$3,865	$20

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral.

	December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in millions)
December 31, 2015
Derivatives designated as hedging instruments:
Liabilities
Interest Rate Swaps on FHLB advances	$4	$—	$4	$—	$—	$4

Derivatives not designated as hedging instruments:
Assets
Mortgage backed securities forwards	$5	$—	$5	$—	$4	$1
Interest rate swaps and swaptions	58	—	58	—	33	25
Total derivative assets	$63	$—	$63	$—	$37	$26
Liabilities
U.S. Treasury and euro dollar futures	$1	$—	$1	$—	$—	$1
Interest rate swaps and swaptions	17	—	17	—	10	7
Total derivative liabilities	$18	$—	$18	$—	$10	$8

	December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
Economic Undesignated Hedges	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
	(Dollars in millions)
Assets
U.S. Treasury swap and euro dollar futures	$18	$1	$17	$—	$10	$7
Mortgage backed securities forwards	26	—	26	—	24	2
Interest rate swaps	8	—	8	—	2	6
Total derivative assets	$52	$1	$51	$—	$36	$15
Liabilities
Interest rate swaps	$6	$—	$6	$—	$—	$6

The Company pledged a total of $37 million of cash collateral to counterparties and had an obligation to return cash of $10 million at December 31, 2015 for derivative activities. The Company pledged a total of $36 million of cash collateral to counterparties at December 31, 2014 for derivative activities. The net cash pledged is restricted and is included in other assets on the Consolidated Statements of Financial Condition.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 12 — Deposit Accounts

The deposit accounts are as follows:

	December 31,
	2015	2014
	(Dollars in millions)
Retail deposits
Branch retail deposits
Demand deposit accounts	$797	$726
Savings accounts	3,717	3,428
Money market demand accounts	163	209
Certificates of deposit/CDARS	811	807
Total branch retail deposits	5,488	5,170
Commercial deposits
Demand deposit account	194	133
Savings account	34	27
Money market demand accounts	104	43
Certificates of deposit/CDARS	14	5
Total commercial deposits	346	208
Total retail deposits subtotal	5,834	5,378
Government deposits
Demand deposit accounts	302	246
Savings accounts	363	317
Certificates of deposit/CDARS	397	355
Total government deposits	1,062	918
Company controlled deposits	1,039	773
Total deposits	$7,935	$7,069
The following indicates the scheduled maturities for certificates of deposit with a minimum denomination of $250,000:

	December 31,
	2015	2014
	(Dollars in millions)
Three months or less	$97	$93
Over three months to six months	72	54
Over six months to twelve months	173	103
One to two years	17	9
Thereafter	37	5
Total	$396	$264

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 13 — Federal Home Loan Bank Advances

The portfolio of Federal Home Loan Bank advances includes floating rate short-term daily adjustable advances, short-term fixed rate advances, long-term LIBOR adjustable advances and long-term fixed rate advances. The following is a breakdown of the advances outstanding.

	December 31,
	2015		2014		2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in millions)
Short-term floating rate daily adjustable advances	$—	—%	$—	—%	$216	0.50%
Short-term fixed rate term advances	2,291	0.36%	214	0.26%	772	0.30%
Long-term LIBOR adjustable advances	825	0.70%	—	—%	—	—%
Long-term fixed rate advances	425	1.58%	300	1.36%	—	—%
Total	$3,541	0.59%	$514	0.90%	$988	0.34%

The Company settled $375 million in long-term fixed rate Federal Home Loan Bank advances during the fourth quarter 2015, which resulted in a gain on extinguishment of debt of $3 million, included in other noninterest income.

The Company settled $2.9 billion in higher cost long-term Federal Home Loan Bank advances during the fourth quarter 2013, which resulted in a loss on extinguishment of debt of $178 million.

At December 31, 2015, the Company had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and the Company may access that line to the extent that collateral is provided. At December 31, 2015, the Company had $3.5 billion of advances outstanding and an additional $0.5 billion of collateralized borrowing capacity available at Federal Home Loan Bank. The advances can be collateralized by non-delinquent single-family residential first mortgage loans, loans with government guarantees, certain other loans and investment securities.

At December 31, 2015, $825 million of the outstanding advances were adjustable rate based on the three month LIBOR index. Interest rates on these advances reset every three months and the advances may be prepaid without penalty, with notification at scheduled three month intervals after an initial 12 month lockout period. The outstanding advances included $825 million in a cash flow hedge relationship as discussed in Note 11.

The following table highlights the Company’s Federal Home Loan Bank advances for the years ending December 31, 2015, 2014 and 2013.

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Maximum outstanding at any month end	$3,541	$1,300	$2,908
Average outstanding balance	1,811	939	2,915
Average remaining borrowing capacity	1,611	1,947	735
Weighted-average interest rate	1.00%	0.23%	3.22%

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table outlines the Company’s Federal Home Loan Bank advance final maturity dates as of December 31, 2015.

December 31, 2015
(Dollars in millions)
2016	$2,291
2017	50
2018	125
2019	—
Thereafter	1,075
Total	$3,541

The Company is required to maintain a minimum amount of qualifying collateral. In the event of default, the Federal Home Loan Bank advance is similar to a secured borrowing, whereby the Federal Home Loan Bank has the right to sell the pledged collateral to settle the fair value of the outstanding advances.

Note 14 — Debt

Long-term debt at December 31, 2015 and 2014, included the following:

	December 31,
	2015		2014
	(Dollars in millions)
Trust Preferred Securities	Amount	Interest Rate	Amount	Interest Rate
Floating Three Month LIBOR
Plus 3.25%, matures 2032	$26	3.85%	$26	3.50%
Plus 3.25%, matures 2033	26	3.57%	26	3.48%
Plus 3.25%, matures 2033	26	3.85%	26	3.51%
Plus 2.00%, matures 2035	26	2.32%	26	2.23%
Plus 2.00%, matures 2035	26	2.32%	26	2.23%
Plus 1.75%, matures 2035	51	2.26%	51	1.99%
Plus 1.50%, matures 2035	25	1.82%	25	1.73%
Plus 1.45%, matures 2037	25	1.96%	25	1.69%
Plus 2.50%, matures 2037	16	3.01%	16	2.74%
Subtotal	$247		$247
Notes associated with consolidated VIEs
Floating One Month LIBOR
Plus 0.46% (1), matures 2018 (3)	$—		$42	0.63%
Plus 0.16% (2), matures 2019 (4)	—		42	0.33%
Total long-term debt	$247		$331

(1)	The Note accrued interest at a rate equal to the least of (i) one month LIBOR plus 0.46 percent (ii) the net weighted average coupon, and (iii) 16.00 percent.

(2)
The interest rate for the notes may adjust monthly and will be subject to (i) a cap based on the weighted average of the loan rates on the mortgage loans, minus the rates at which certain fees and expenses of the issuing entity are calculated and minus any required spread and adjusted for actual days and (ii) a fixed cap of 16.00 percent.

(3)	In June 2015, the Company exercised a clean-up of the outstanding debt. The par value for the debt was $43 million at December 31, 2014.

(4)	In December 2015, the Company exercised a clean-up of the outstanding debt. The par value for the debt was $45 million at December 31, 2014.

At December 31, 2015 and 2014 the three-month LIBOR interest rate was 0.61 percent and 0.26 percent, respectively. At December 31, 2014 the one month LIBOR interest rate was 0.17 percent.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Trust Preferred Securities

The Company sponsored nine trust subsidiaries, including the consolidated VIEs, which issued trust preferred securities to third-party investors and loaned the proceeds to the Company in the form of junior subordinated notes included in long-term debt. The notes held by each trust are the sole assets of that trust.

The trust preferred securities outstanding are junior subordinated notes which are callable by the Company. Interest is payable quarterly at a rate equal to the interest rate being earned by the trust on the notes held by the trusts; however, the Company may defer interest payments for up to 20 quarters without default or penalty. In January 2012, the Company exercised its contractual rights to defer interest payments with respect to trust preferred securities. The payments are periodically evaluated and will be reinstated when appropriate, subject to the provisions of the Company's Supervisory Agreement and Consent Order. At December 31, 2015, the Company has deferred for 16 quarters and has $27 million accrued for these deferred interest payments, which is recorded in "other liabilities."

Note 15 — Representation and Warranty Reserve

The following table shows the activity in the representation and warranty reserve.

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Balance, beginning of period,	$53	$54	$193
Provision
Charged to gain on sale for current loan sales	7	7	18
Charged to representation and warranty (benefit) provision	(19)	10	36
Total	(12)	17	54
Charge-offs, net	(1)	(18)	(193)
Balance, end of period	$40	$53	$54

Note 16 — Warrants

May Investor Warrant

The Company granted warrants (the "May Investor Warrants") to the May Investors on January 30, 2009 under anti-dilution provisions applicable to certain investors (the "May Investors") in the Company’s May 2008 private placement capital raise.

For the year ended December 31, 2015, 72,945 May Investor Warrants were exercised resulting in the issuance of, 42,101 shares of Common Stock. The May Investors held warrants to purchase 615,962 shares at an exercise price of $10.00 at December 31, 2015.

The May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as "other liabilities" on the Consolidated Statements of Financial Condition and are measured at fair value. Warrant liabilities are valued using a binomial lattice model and are classified within Level 2 of the valuation hierarchy. Significant observable inputs include share price, expected volatility, a risk free rate and an expected life.

At December 31, 2015 and 2014, the liability from May Investors Warrants amounted to $8 million and $6 million, respectively. Warrant liabilities are reported in "other liabilities" on the Consolidated Statements of Financial Condition. See Note 24 of the Notes to the Consolidated Financial Statements, herein, for additional recurring fair value disclosures.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

TARP Warrant

A warrant associated with Series C fixed rate cumulative non-convertible perpetual preferred stock ("Series C Preferred Stock") to purchase up to 645,138 shares of Common Stock remains outstanding through December 2019 at an exercise price of $62.00 per share.

The Company's Series C Preferred Stock was issued under the Troubled Asset Relief Program ("TARP") Capital Purchase Program. The U.S. government subsequently sold the Series C Preferred Stock to an unrelated third-party. The Company has deferred $86 million of dividend payments, which is not reflected in the Consolidated Financial Statements until paid.

Note 17 — Stockholders' Equity

Preferred Stock

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred stock at December 31, 2015 is summarized as follows.

	Dividend Rate (1)	Earliest Redemption Date (1)	Shares Outstanding	Preferred Shares	Preferred Stock
	(Dollars in millions)
Series C Preferred Stock	9.0%	1/31/2012	266,657	$—	$267

(1)	Earliest redemption date at the Company's option.

Note 18 - Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss) for each type of investment securities available-for-sale, investment securities held-to-maturity, and cash flow hedges.

	Held-to-Maturity Securities	Available-for-Sale Securities (1)	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss) Net of Tax
	(Dollars in millions)
Accumulated other comprehensive income (loss) ("AOCI")
Balance at December 31, 2014, net of tax	$—	$8	$—	$8
Net unrealized loss, net of tax	—	(5)	(5)	(10)
Reclassifications out of AOCI (1)	—	2	2	4
Transfer of net unrealized loss from AFS to HTM	5	(5)	—	—
Balance at December 31, 2015, net of tax	$5	$—	$(3)	$2

Balance at December 31, 2013, net of tax	$—	$(5)	$—	$(5)
Net unrealized gain, net of tax	—	13	—	13
Reclassifications out of AOCI (1)	—	—	—	—
Balance at December 31, 2014, net of tax	$—	$8	$—	$8

Balance at December 31, 2012, net of tax	$—	$(2)	$—	$(2)
Net unrealized gain, net of tax	—	(3)	—	(3)
Reclassifications out of AOCI (1)	—	—	—	—
Balance at December 31, 2013, net of tax	$—	$(5)	$—	$(5)

(1)	Reclassifications are reported in other noninterest income on the Consolidated Statement of Operations.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock.

	For the Years Ended December 31,
	2015	2014	2013
	(In millions, except share data)
Net income (loss)	$158	$(69)	$267
Less: preferred stock dividend/accretion	—	(1)	(6)
Net income (loss) from continuing operations	158	(70)	261
Deferred cumulative preferred stock dividends	(30)	(26)	(14)
Net income (loss) applicable to Common Stockholders	$128	$(96)	$247
Weighted Average Shares
Weighted average common shares outstanding	56,426,977	56,246,528	56,063,282
Effect of dilutive securities
May Investor Warrants (1)	305,484	—	237,412
Stock-based awards	432,062	—	217,487
Weighted average diluted common shares	57,164,523	56,246,528	56,518,181
Earnings (loss) per common share
Basic earnings (loss) per common share	$2.27	$(1.72)	$4.40
Effect of dilutive securities
May Investor Warrants	(0.01)	—	(0.02)
Stock-based awards	(0.02)	—	(0.01)
Diluted earnings (loss) per common share	$2.24	$(1.72)	$4.37

(1)	Includes the May Warrants at an exercise price of $10.00 per share and a fair value of $8 million and $11 million at December 31, 2015 and 2013, respectively.

The December 31, 2014 diluted loss per share calculation excludes all common stock equivalents, including 263,267 pertaining to stock based awards and 306,310 pertaining to warrants, respectively. The inclusion of these securities would be anti-dilutive.

Under the terms of the Series C Preferred Stock the Company may defer dividend payments. The Company elected to defer dividend payments beginning with the February 2012 dividend. Although not included in quarterly net income (loss) from continuing operations, the deferral still impacts net income (loss) applicable to common stock for the purpose of calculating earnings per share, as shown above. The cumulative amount in arrears as of December 31, 2015 is $86 million.

Note 20 — Stock-Based Compensation

The Company's board of directors participates in various stock option and purchase plans and incentive compensation plans. Certain key employees, officers, directors and others are eligible to receive stock awards. Awards that may be granted under the plan include stock options, incentive stock options, cash-settled stock appreciation rights, restricted stock units, performance shares and performance units and other awards. Under the current plan, the exercise price of any award granted must be at least equal to the fair market value of common stock on the date of grant. Non-qualified stock options granted to directors expire 5 years from the date of grant. Grants other than non-qualified stock options have term limits set by the board of directors in the applicable agreement. Stock appreciation rights generally expire 7 years from the date of grant. Awards still outstanding under any of the prior plans will continue to be governed by their respective terms.

During the years ended December 31, 2015, 2014 and 2013, compensation expense recognized related to the plan totaled $3 million, $4 million and $5 million, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Stock Option Plan

The following tables summarize the activity that occurred in the years ended December 31.

	Number of Shares
	December 31,
	2015	2014	2013
Options outstanding, beginning of year	63,598	82,937	93,628
Options canceled, forfeited and expired	(10,314)	(19,339)	(10,691)
Options outstanding, end of year	53,284	63,598	82,937
Options vested or expected to vest, end of year	53,284	63,598	82,937
Options exercisable, end of year	27,197	32,532	43,281

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013, was zero. Additionally, there was no aggregate intrinsic value of options outstanding and exercised at December 31, 2015, 2014 and 2013.

	Weighted Average Exercise Price
	December 31,
	2015	2014	2013
Options outstanding, beginning of year	$94.33	$104.26	$143.41
Options canceled, forfeited and expired	168.34	136.97	447.22
Options outstanding, end of year	$80.00	$94.33	$104.26
Options vested or expected to vest, end of year	$80.00	$94.33	$104.26
Options exercisable, end of year	$80.00	$108.01	$126.49

The following information pertains to the stock options issued pursuant to the Prior Plans, but not exercised at December 31, 2015.

	Options Outstanding			Options Exercisable
Range of Grant Price	Number of Options Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
$80.00	53,284	4.06	$80.00	27,197	$80.00
	53,284			27,197

	Options Vested or Expected to Vest
Range of Grant Price	Number of Options Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$80.00	53,284	4.06	$80.00
	53,284

At December 31, 2015 and 2014, options available for future grants were 243,331 and 233,017, respectively.

Restricted Stock Units

The Company has issued restricted stock units to officers, directors and certain employees. Restricted stock generally will vest in 1/3 increments on each annual anniversary of the date of grant beginning with the first anniversary subject to service and performance conditions. At December 31, 2015 and 2014, the maximum number of shares of common stock that may be issued were 437,402 shares and 737,861 shares, respectively. The Company incurred expenses of approximately $3 million, $3 million and $1 million with respect to restricted stock units during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014 restricted stock units had a market value of $9 million and $4 million, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

On October 20, 2015, the Board of the Company approved and adopted the Flagstar Bancorp, Inc. Executive Long-Term Incentive Program ("ExLTIP"). The ExLTIP provides for payouts to certain executives only if the Company stock achieves and sustains a specified market performance (the "Performance Hurdle") within ten years of the grant date. The ExLTIP awards were made in the form of restricted stock units under and subject to the terms of the 2016 Flagstar Bancorp, Inc. Stock and Incentive Plan, which remains subject to shareholder approval. If vested, the restricted stock units would pay out in five installments, subject to a quality review, on the date the Performance Hurdle is attained and on each of the four subsequent annual payout dates.

The following table summarize the activity that occurred in the years ended December 31.

	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock
Non-vested at December 31, 2012	425,211	$12.70
Granted	113,760	15.06
Vested	(190,949)	17.08
Canceled and forfeited	(60,096)	11.14
Non-vested at December 31, 2013	287,926	$12.01
Granted	279,312	19.27
Vested	(276,548)	14.47
Canceled and forfeited	(56,999)	14.37
Non-vested at December 31, 2014	233,691	$17.21
Granted (1)	1,325,134	16.11
Vested	(152,220)	15.25
Canceled and forfeited	(106,620)	18.46
Non-vested at December 31, 2015	1,299,985	$16.36

(1)	Includes ExLTIP shares of 907,741, which were granted in 2015 and are pending approval at the May 24, 2016 Annual Shareholders Meeting.

Incentive Compensation Plans

The Company had an expense of $30 million, $21 million and $24 million for the years ended December 31, 2015, 2014 and 2013, respectively, for employee incentive plans.

Note 21— Income Taxes

Components of the provision (benefit) for income taxes consist of the following.

	For the Years Ended December 31,
	2015	2014	2013
Current	(Dollars in millions)
Federal	$2	$2	$—
State	—	(1)	—
Total current income tax expense	2	1	—
Deferred
Federal	82	(35)	(407)
State	(2)	—	(9)
Total deferred income tax expense (benefit)	80	(35)	(416)
Total income tax expense (benefit)	$82	$(34)	$(416)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The Company’s effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences.

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Provision (benefit) at statutory federal income tax rate (35%)	$84	$(37)	$(52)
(Decreases) increases resulting from:
Change in valuation allowance, federal and state	(6)	8	(355)
Residual tax effect associated with other comprehensive income	—	—	(6)
State income tax (benefit), net of federal income tax effect	4	(9)	(3)
Warrant expense (income)	1	(2)	—
Non-deductible compensation	1	1	—
Litigation settlement	—	4	—
Other	(2)	1	—
Provision (benefit) for income taxes	$82	$(34)	$(416)

During the year ended December 31, 2015, the effective tax rate was 34.2 percent, compared to an effective tax rate benefit of 32.9 percent during the year ended December 31, 2014 and a not meaningful tax rate for the year ended December 31, 2013.

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities are comprised of the following.

	December 31,
	2015	2014
	(Dollars in millions)
Deferred tax assets
Tax loss carry forwards	$258	$292
Allowance for loan losses	89	140
Litigation settlement	31	30
Representation and warranty reserves	15	20
Alternative Minimum Tax credit carry forwards (indefinite carry forward period)	15	13
General business credit	1	—
Accrued compensation	9	—
Non-accrual interest revenue	3	6
Real Estate Mortgage Investment Conduits	—	5
Deferred interest	3	4
Other	9	7
Total	433	517
Valuation allowance	(22)	(33)
Total (net)	411	484
Deferred tax liabilities
Mortgage loan servicing rights	(19)	(32)
Mark-to-market adjustments	(17)	(3)
Commercial lease financing	(3)	(3)
Premises and equipment	(3)	(2)
State and local taxes	(5)	(2)
Total	(47)	(42)
Net deferred tax asset	$364	$442

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The Company has not provided deferred income taxes for the Bank’s pre-1988 tax bad debt reserve at December 31, 2015 of approximately $4 million because it is not anticipated that this temporary difference will reverse in the foreseeable future. Such reserves would only be taken into taxable income if the Bank, or a successor institution, liquidates, redeems shares, pays dividends in excess of earnings, or ceases to qualify as a bank for tax purposes.

During the years ended December 31, 2015 and 2014, the Company had federal net operating loss carry forwards of $660 million and $743 million, respectively. These carry forwards, if unused, expire in calendar years 2028 through 2033. As a result of a change in control occurring on January 30, 2009, Section 382 of the Internal Revenue Code places an annual limitation on the use of the Company's new operating loss carry forwards that existed at that time. At December 31, 2015 the Company had $154 million of net operating loss carry forwards subject to certain annual use limitations which expire in calendar years 2028 through 2029.

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

When evaluating whether the Company has overcome the significant negative evidence attributable to actual cumulative losses in recent years, the Company adjusted those losses for items that the Company believes are not indicative of its ability to generate taxable income in future years. The Company reflects adjusted cumulative income after applying those items that are not indicative of its ability to generate taxable income in future years. The Company considers this objectively verifiable evidence that its current earnings model is capable of generating future taxable income sufficient to utilize substantially all of the net operating loss carryforwards as of each period end. The Company believes that this evidence is sufficient to overcome the unadjusted cumulative losses in recent years.

Upon considering all of the available positive and negative evidence, and the extent to which that evidence was objectively verifiable, the Company determined that the positive evidence outweighed the negative evidence and the deferred tax assets are more likely than not realizable. The Company released its valuation allowance in the fourth quarter of 2013 and continued to conclude that its Federal deferred tax assets are more likely than not realizable as of December 31, 2015 and 2014.

The Company had a total state deferred tax asset before valuation allowance of $33 million and total state net operating loss carryforwards of $621 million at December 31, 2015. In connection with its ongoing assessment of deferred taxes, the Company analyzed each state net operating loss separately and determined the amount of such net operating loss, which is expected to expire unused and recorded a valuation allowance to reduce the deferred tax asset for state net operating losses to the amount which is more likely than not to be realized. At December 31, 2015, the state deferred tax assets which will more likely than not be realized, was $11 million and we have maintained a valuation allowance of $22 million due to state loss carryover limitations.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which will impact the Company's income tax expense in the period it determines that these factors have changes.

The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. At December 31, 2015, the Internal Revenue Service had completed an examination of the Company through the taxable year ended December 31, 2011. The years open to examination by state and local government authorities vary by jurisdiction.

The total amounts of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 was $1 million for each year.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2015, 2014 and 2013, the Company did not recognize any interest income, interest expense, or increase or decreases to uncertain income tax positions of greater than $1 million, individually or in aggregate.

Note 22 — Regulatory Matters

Regulatory Capital

The Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that could have a material effect on the Consolidated Financial Statements. On January 1, 2015, the Basel III rules became effective and include transition provisions through 2018.

To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. The Company and the Bank are considered "well-capitalized" at both December 31, 2015 and December 31, 2014. There have been no conditions or events that management believes have changed the Company's or the Bank’s category.

The following tables show the regulatory capital ratios as of the dates indicated.

Bancorp	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
December 31, 2015
Tangible capital (to tangible assets)	$1,435	11.51%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,435	11.51%	$499	4.0%	$624	5.0%
Common equity Tier 1 capital (to RWA)	1,065	14.09%	340	4.5%	491	6.5%
Tier 1 capital (to risk weighted assets)	1,435	18.98%	454	6.0%	605	8.0%
Total capital (to risk weighted assets)	1,534	20.28%	605	8.0%	756	10.0%
December 31, 2014
Tangible capital (to tangible assets)	$1,184	12.59%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,184	12.59%	$376	4.0%	$470	5.0%
Tier 1 capital (to risk weighted assets)	1,184	22.81%	208	4.0%	311	6.0%
Total capital (to risk weighted assets)	1,252	24.12%	415	8.0%	519	10.0%
N/A - Not applicable.

(1)
On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. The Company and the Bank reported under Basel I (which included the Market Risk Final Rules) at December 31, 2014.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Bank	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
December 31, 2015
Tangible capital (to tangible assets)	$1,472	11.79%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,472	11.79%	$500	4.0%	$625	5.0%
Common equity Tier 1 capital (to RWA)	1,472	19.42%	341	4.5%	493	6.5%
Tier 1 capital (to risk weighted assets)	1,472	19.42%	455	6.0%	607	8.0%
Total capital (to risk weighted assets)	1,570	20.71%	607	8.0%	758	10.0%
December 31, 2014
Tangible capital (to tangible assets)	$1,167	12.43%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,167	12.43%	$376	4.0%	$470	5.0%
Tier 1 capital (to risk weighted assets)	1,167	22.54%	207	4.0%	311	6.0%
Total capital (to risk weighted assets)	1,235	23.85%	414	8.0%	518	10.0%
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

Under the Consent Order, the Bank is required to adopt or review and revise various plans, policies and procedures. Specifically, under the terms of the Consent Order, the Bank's board of directors has agreed to, among other things, which include but is not limited to the following:

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Supervisory Agreement

The Company remains subject to the Supervisory Agreement, which will remain in effect until terminated, modified, or suspended in writing by the Federal Reserve. The failure to comply with the Supervisory Agreement could result in the initiation of further enforcement action by the Federal Reserve, including the imposition of further operating restrictions, and could result in additional enforcement actions against the Company. The Company has taken actions which it believes are appropriate to comply with, and intends to maintain compliance with, all of the requirements of the Supervisory Agreement.

Pursuant to the Supervisory Agreement, the Company submitted a capital plan to the OTS, predecessor in interest to the Federal Reserve. In addition, the Company agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions; purchase, repurchase or redeem certain securities; incur, issue, renew, roll over or increase any debt and enter into certain affiliate transactions; and comply with restrictions on the payment of severance and indemnification payments, director and management changes and employment contracts and compensation arrangements. A copy of the Supervisory Agreement was filed with the SEC as an exhibit to the Company's Current Report on Form 8-K filed on January 28, 2010.

Regulatory Developments

The Bank and Bank Holding Company were subject to the capital requirements of the Basel III rules beginning January 1, 2015, which replaces the framework established by the 1988 capital accord ("Basel I") of the Basel Committee on Banking Supervision.

The capital framework under the Basel III final rule replaces the regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies. Beginning January 1, 2015 the final rules required the Bank and Holding Company to maintain Tier 1 capital of at least 6 percent of risk-weighted assets and off-balance sheet items, total capital (the sum of Tier 1 capital and Tier 2 capital) of at least 8 percent of risk-weighted assets and off-balance sheet items, and Tier 1 capital of at least 4 percent of adjusted quarterly average assets. In addition, the final rule implemented a new common equity Tier 1 minimum capital requirement of at least 4.5 percent of risk-weighted assets.

In addition, the new regulations subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization did not maintain a capital conservation buffer of common equity tier 1 capital in an amount greater than 2.5 percent of its total risk-weighted assets. The effect of the capital conservation buffer is to increase the minimum common equity tier 1 capital ratio to 7.0 percent, the minimum tier 1 risk-based capital ratio to 8.5 percent and the minimum total risk-based capital ratio to 10.5 percent.

Under the increased capital standards established by the Dodd-Frank Act, bank holding companies are prohibited from including in their regulatory Tier 1 capital hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities. The Company continues to include our existing trust preferred securities as Tier 1 capital as they were issued prior to May, 19, 2010.

Note 23 — Legal Proceedings, Contingencies and Commitments

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Company’s financial statements, or that the ultimate outcome of these actions will have a material adverse effect on its financial condition, results of operations or cash flows.

DOJ litigation settlement

The Company elected the fair value option to account for the liability representing the obligation to make future additional payments under the DOJ litigation settlement. The executed settlement agreement with the DOJ establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability.

As of December 31, 2015 the remaining future payments totaled $118 million for which the Company used a discounted cash flow model to estimate the current fair value. The model utilizes estimates including the Company's forecasts of net income, balance sheet and capital levels and considers multiple scenarios and possible outcomes as a result of the uncertainty inherent in those inputs which impact the estimated timing of the additional payments. These scenarios are probability weighted and consider the view of a market participant to estimate the fair value of the liability. The fair value of the DOJ litigation settlement liability was $84 million and $82 million using a discount rate of 7.2 percent and 8.7 percent at December 31, 2015 and 2014 respectively.

At both December 31, 2015 and December 31, 2014, excluding the fair value liability relating to the DOJ litigation settlement, the Company's total accrual for contingent liabilities was $2 million and $4 million, respectively.

Commitments

A summary of the contractual amount of significant commitments is as follows.

	December 31,
	2015	2014
	(Dollars in millions)
Commitments to extend credit
Mortgage loans interest-rate lock commitments	$3,792	$2,172
HELOC commitments	150	88
Other consumer commitments	22	7
Warehouse loan commitments	871	827
Standby and commercial letters of credit	13	10
Commercial and industrial commitments	151	276
Other commercial commitments	497	169

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

The Company enters into mortgage interest-rate lock commitments with its customers. These commitments are considered to be derivative instruments and changes in the fair value of these commitments are recorded in the Consolidated Statements of Financial Condition in other assets. Further discussion on derivative instruments is included in Note 11 of the Notes to the Consolidated Financial Statements, herein.

The Company has unfunded commitments under its contractual arrangement with the HELOC loans. Commitments to extend, originate or purchase credit are primarily lines of credit to consumers and have specified rates and maturity dates.
Many of these commitments also have adverse change clauses, which allow the Company to cancel the commitment due to deterioration in the borrowers’ creditworthiness.

Other consumer commitments are conditional commitments issued to accommodate the financial needs of customers. The commitments are under various terms to lend funds to consumers, which include revolving credit agreements, term loan commitments and short-term borrowing agreements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

The Company maintains a reserve for letters of credit, which represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The balances of $2 million and $1 million for December 31, 2015 and 2014, respectively, are reflected in other liabilities on the Consolidated Statements of Operations.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value as of December 31, 2015 and 2014, by caption on the Consolidated Statements of Financial Condition and by the valuation hierarchy (as described above).

December 31, 2015	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$766	$—	$766
Agency - Residential	—	514	—	514
Municipal obligations	—	14	—	14
Loans held-for-sale
Residential first mortgage loans	—	2,541	—	2,541
Loans held-for-investment
Residential first mortgage loans	—	6	—	6
Second mortgage loans	—	—	42	42
HELOC loans	—	—	64	64
Mortgage servicing rights	—	—	296	296
Derivative assets
Rate lock commitments	—	—	26	26
Mortgage backed securities forwards	7	—	—	7
Interest rate swaps and swaptions	—	25	—	25
Total derivative assets	7	25	26	58
Total assets at fair value	$7	$3,866	$428	$4,301
Derivative liabilities
U.S. Treasury and euro dollar futures	$(1)	$—	$—	$(1)
Forward agency and loans sales	—	(6)	—	(6)
Interest rate swap on FHLB advances	(4)	—	—	(4)
Interest rate swaps	—	(7)	—	(7)
Total derivative liabilities	(5)	(13)	—	(18)
Warrant liabilities	—	(8)	—	(8)
DOJ litigation settlement	—	—	(84)	(84)
Total liabilities at fair value	$(5)	$(21)	$(84)	$(110)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

December 31, 2014	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$540	$—	$540
Agency - Residential	—	1,130	—	1,130
Municipal obligations	—	—	2	2
Loans held-for-sale
Residential first mortgage loans	—	1,196	—	1,196
Loans held-for-investment
Residential first mortgage loans	—	26	—	26
Second mortgage loans	—	—	53	53
HELOC loans	—	—	132	132
Mortgage servicing rights	—	—	258	258
Derivative assets
U.S. Treasury and euro dollar futures	7	—	—	7
Rate lock commitments	—	—	31	31
Mortgage backed securities forwards	2	—	—	2
Interest rate swaps	—	6	—	6
Total derivative assets	9	6	31	46
Other investments	—	—	100	100
Total assets at fair value	$9	$2,898	$576	$3,483
Derivative liabilities
Forward agency and loan sales	$—	$(13)	$—	$(13)
U.S. Treasury and euro dollar futures	(1)	—	—	(1)
Interest rate swaps	—	(6)	—	(6)
Total derivative liabilities	(1)	(19)	—	(20)
Warrant liabilities	—	(6)	—	(6)
Long-term debt	—	—	(84)	(84)
DOJ litigation settlement	—	—	(82)	(82)
Total liabilities at fair value	$(1)	$(25)	$(166)	$(192)

The Company had no transfers of assets or liabilities recorded at fair value between fair value levels during the year ended December 31, 2015. The Company transferred $4 million of municipal obligation to Level 3 from Level 2 in the valuation hierarchy during the year ended December 31, 2014. The municipal obligation was historically priced using Level 2 inputs and was transferred into a Level 3 asset due to the obligation not being a readily marketable security. The Company had no other transfers during the year ended December 31, 2014. The Company had no transfers of assets or liabilities recorded at fair value between fair value levels during the year ended December 31, 2013.

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

Fair Value Measurements Using Significant Unobservable Inputs

The tables below include a roll forward of the Consolidated Statements of Financial Condition amounts for the years ended December 31, 2015, 2014 and 2013 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Year Ended December 31, 2015	Balance at Beginning of Year	Recorded in Earnings		Recorded in OCI	Purchases / Originations	Sales	Settlement	Transfers In (Out)	Balance at End of Year	Changes In Unrealized Held at End of Year
		Total Unrealized Gains/ (Losses)	Total Realized Gains/ (Losses)	Total Unrealized Gains/ (Losses)
	(Dollars in millions)
Assets
Investment securities available-for-sale
Municipal obligation	$2	$—	$—	$—	$—	$—	$(2)	$—	$—	$—
Loans held-for-investment
Second mortgage loans	53	2	1	—	—	—	(14)	—	42	2
HELOC loans	132	(4)	(1)	—	—	—	(63)	—	64	5
Mortgage servicing rights	258	(46)	—	—	260	(176)	—	—	296	3
Other investments	100	—	—	—	—	—	(100)	—	—	—
Totals	$545	$(48)	$—	$—	$260	$(176)	$(179)	$—	$402	$10
Liabilities
Long-term debt	$(84)	$—	$(3)	$—	$—	$52	$35	$—	$—	$—
DOJ litigation	(82)	(2)	—	—	—	—	—	—	(84)	(2)
Totals	$(166)	$(2)	$(3)	$—	$—	$52	$35	$—	$(84)	$(2)
Derivative financial instruments (net)
Rate lock commitments	$31	$60	$—	$—	$330	$(342)	$(53)	$—	$26	$32
Year Ended December 31, 2014
Assets
Investment securities available-for-sale
Municipal obligation	$—	$—	$—	$—	$—	$—	$(2)	$4	$2	$—
Loans held-for-investment
Second mortgage loans	65	2	2	—	—	—	(16)	—	53	2
HELOC loans	155	(3)	2	—	1	—	(23)	—	132	(26)
Mortgage servicing rights	285	(67)	—	—	271	(231)	—	—	258	(27)
Other investments	—	—	—	—	100	—	—	—	100	—
Totals	$505	$(68)	$4	$—	$372	$(231)	$(41)	$4	$545	$(51)
Liabilities
Long-term debt	$(106)	$—	$(7)	$—	$—	$—	$29	$—	$(84)	$—
Litigation settlement	(93)	11	—	—	—	—	—	—	(82)	11
Totals	$(199)	$11	$(7)	$—	$—	$—	$29	$—	$(166)	$11
Derivative financial instruments (net)
Rate lock commitments	$10	$154	$—	$—	$273	$(353)	$(53)	$—	$31	$34
Year Ended December 31, 2013
Assets
Investment securities available-for-sale
Mortgage securitization	$91	$—	$(9)	$1	$—	$(73)	$(10)	$—	$—	$—
Loans held-for-investment
Second mortgage loans	—	1	(6)	—	80	—	(10)	—	65	14
HELOC loans	—	(8)	11	—	171	—	(19)	—	155	15
Transferors' interest	7	—	46	—	—	(53)	—	—	—	—
Mortgage servicing rights	711	105	—	—	541	(973)	(99)	—	285	19
Totals	$809	$98	$42	$1	$792	$(1,099)	$(138)	$—	$505	$48
Liabilities
Long-term debt	$—	$—	$(6)	$—	$(120)	$—	$20	$—	$(106)	$—
Litigation settlement	(19)	(74)	—	—	—	—	—	—	(93)	(74)
Totals	$(19)	$(74)	$(6)	$—	$(120)	$—	$20	$—	$(199)	$(74)
Derivative financial instruments (net)
Rate lock commitments	$86	$—	$(150)	$—	$377	$(241)	$(62)	$—	$10	$(18)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of December 31, 2015 and 2014.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2015	(Dollars in millions)
Assets
Second mortgage loans	$42	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% - 10.8% (9.0%) 13.5% - 20.2% (16.9%) 2.6% - 4.0% (3.3%)
HELOC loans	$64	Discounted cash flows	Discount rate	6.8% - 10.1% (8.4%)
Mortgage servicing rights	$296	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	6.6% - 9.9% (8.2%) 10.3% - 14.8% (12.6%) $57 - $86 ($72)
Liabilities
DOJ litigation settlement (2)	$(84)	Discounted cash flows	Discount rate	4.9% - 9.5% (7.2%)
Derivative financial instruments
Rate lock commitments	$26	Consensus pricing	Origination pull-through rate	67.6% - 101.5% (84.6%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2014	(Dollars in millions)
Assets
Second mortgage loans	$53	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% - 10.8% (9.0%) 11.3% - 17.0% (14.2%) 2.4% - 3.6% (3.0%)
HELOC loans	$132	Discounted cash flows	Yield Constant prepayment rate Constant default rate Discount loss severity	8.0% - 12.0% (10.0%) 7.2% - 10.8% (9.0%) 6.6% - 9.9% (8.3%) 60.2% - 90.2% (75.2%)
Mortgage servicing rights	$258	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	7.1% - 10.7% (8.9%) 12.2% - 17.1% (15.0%) $67 - $88 ($78)
Liabilities
Long-term debt (1)	$(84)	Discounted cash flows	Discount rate Constant prepayment rate Weighted average life	6.4% - 9.6% (8.0%) 16.0% - 24.0% (20.0%) 0.5 - 0.7 (0.6)
DOJ litigation settlement (2)	$(82)	Discounted cash flows	Discount rate	6.4% - 11.0% (8.7%)
Derivative financial instruments
Rate lock commitments	$31	Consensus pricing	Origination pull-through rate	66.2% - 99.3% (82.7%)

(1)	In December 2015, the Company executed a clean-up call of long-term debt accounted for under the fair value option associated with the HELOC securitization trust.

(2)	Refer to Note 1 and Note 23 o for a further discussion of the fair value of the DOJ litigation settlement

Recurring Significant Unobservable Inputs

The significant unobservable inputs used in the fair value measurement of the second mortgage loans are discount rates, constant prepayment rates, and default rates. The constant prepayment and default rates are based on a 12 month historical average. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases (decreases) in prepay rates in isolation result in a higher (lower) fair value and increases (decreases) in default rates in isolation result in a lower (higher) fair value.

Our HELOC loans are valued utilizing a loan-level discounted cash flow model which projects expected cash flows given three potential outcomes: (1) paid-in-full at scheduled maturity, (2) default at scheduled maturity (foreclosure), and (3) modification at scheduled maturity into an amortizing HELOAN. Loans are placed into the potential outcome buckets based on their underlying current delinquency, FICO scores and property CLTV all of which are unobservable inputs. Estimated cash flows are then

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

discounted back using an unobservable discount rate. Loans within the HELOC portfolio contain FICO scores with a minimum of 446, maximum of 818, and a weighted average of 681. For the HELOC loans, increases (decreases) in the discount rate, in isolation, would lower (higher) the fair value measurement and increases (decreases) in the volume of loans expected to default in isolation, would lower (higher) the fair value measurement.

For the HELOC loan related debt carried at fair value in 2014, increases (decreases) in the discount rate in isolation would result in a lower (higher) fair value measurement; increases (decreases) in prepayment rates (based on three month historical average) in isolation results in a shorter (longer) weighted average life and ultimately a higher (lower) fair value measurement.

The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation would result in a significantly lower (higher) fair value measurement. Additionally, the key economic assumptions used in determining the fair value of MSRs capitalized during the years ended December 31, 2015, 2014 and 2013 were as follows.

	For the Years Ended December 31,
	2015	2014	2013
Weighted-average life (in years)	7.9	7.8	6.1
Weighted-average constant prepayment rate	11.3%	12.3%	13.8%
Weighted-average discount rate	10.9%	11.7%	8.5%

The key economic assumptions reflected in the overall fair value of the MSRs were as follows.

	December 31,
	2015	2014	2013
Weighted-average life (in years)	7.3	6.6	7.3
Weighted-average constant prepayment rate	12.6%	15.0%	11.9%
Weighted-average discount rate	10.2%	10.9%	10.2%

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

The significant unobservable inputs used in the fair value measurement of the DOJ litigation settlement are future balance sheet and growth rate projections for overall discount rate, including asset growth, MSR growth, peer group return on assets and return on assets improvement. The current assumptions are based on management's approved, strategic performance targets beyond the current strategic modeling horizon (2015). Significant increases (decreases) in the discount rate in isolation could result in a marginally higher (lower) fair value measurement.

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

	Total (1)	Level 2	Level 3
	(Dollars in millions)
December 31, 2015
Loans held-for-sale (2)	$8	$8	$—
Impaired loans held-for-investment (3)
Residential first mortgage loans	40	—	40
Commercial and industrial loans	2	—	2
Repossessed assets (4)	17	—	17
Totals	$67	$8	$59
December 31, 2014
Loans held-for-sale (2)	$27	$27	$—
Impaired loans held-for-investment (3)
Residential first mortgage loans	74	—	74
Repossessed assets (4)	19	—	19
Totals	$120	$27	$93

(1)	The fair values are obtained at various dates during the years ended December 31, 2015 and 2014, respectively.

(2)
The Company recorded $2 million, $4 million and $4 million in fair value losses on loans held-for-sale for which the Company did not elect the fair value option (included in interest income on the Consolidated Statements of Operations) during the years ended December 31, 2015, 2014 and 2013, respectively.

(3)
The Company recorded $84 million, $49 million and $155 million in fair value losses on impaired loans held-for-investment for which the Company did not elect the fair value option (included in provision for loan losses on the Consolidated Statements of Operations) during the years ended December 31, 2015, 2014 and 2013, respectively.

(4)
The Company recorded $2 million, $4 million and $10 million in losses related to write downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net losses of $2 million, $5 million and $26 million on sales of repossessed assets (both write downs and net gains/losses are included in assets resolution expense on the Consolidated Statements of Operations) during the years ended December 31, 2015, 2014 and 2013, respectively.

The following tables present the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements as of December 31, 2015.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
December 31, 2015	(Dollars in millions)
Impaired loans held-for-investment
Residential first mortgage loans	$40	Fair value of collateral	Loss severity discount	35% - 45% (35.2%)
Commercial and industrial loans	$2	Fair value of collateral	Loss severity discount	45% - 55% (50.1%)
Repossessed assets	$17	Fair value of collateral	Loss severity discount	16% - 100% (48.7%)

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
December 31, 2014	(Dollars in millions)
Impaired loans held-for-investment
Residential first mortgage loans	$74	Fair value of collateral	Loss severity discount	35% - 47% (36.9%)
Repossessed assets	$19	Fair value of collateral	Loss severity discount	7% - 100% (45.4%)

Nonrecurring Significant Unobservable Inputs

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

	December 31, 2015
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$208	$208	$208	$—	$—
Investment securities available-for-sale	1,294	1,294	—	1,294	—
Investment securities held-to-maturity	1,268	1,262	—	1,262	—
Loans held-for-sale	2,576	2,602	—	2,602	—
Loans with government guarantees	485	469	—	469	—
Loans held-for-investment, net	6,165	6,121	—	6	6,115
Repossessed assets	17	17	—	—	17
Federal Home Loan Bank stock	170	170	—	170	—
Mortgage servicing rights	296	296	—	—	296
Bank owned life insurance	178	178	—	178	—
Other assets, foreclosure claims	210	210	—	210	—
Derivative Financial Instruments
Rate lock commitments	26	26	—	—	26
Mortgage back securities forwards	7	7	7	—	—
Forward agency and loan sales	—	—	—	—	—
Interest rate swaps and swaptions	25	25	—	25	—
Liabilities
Retail deposits
Demand deposits and savings accounts	$(5,008)	$(4,744)	$—	$(4,744)	$—
Certificates of deposit	(826)	(833)	—	(833)	—
Government deposits	(1,062)	(1,045)	—	(1,045)	—
Company controlled deposits	(1,039)	(947)	—	(947)	—
Federal Home Loan Bank advances	(3,541)	(3,543)	—	(3,543)	—
Long-term debt	(247)	(89)	—	(89)	—
Warrant liabilities	(8)	(8)	—	(8)	—
DOJ litigation settlement	(84)	(84)	—	—	(84)
Derivative Financial Instruments
U.S. Treasury and euro dollar futures	(1)	(1)	(1)	—	—
Interest rate swap on FHLB advances	(4)	(4)	(4)	—	—
Interest rate swaps	(7)	(7)	—	(7)	—

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	December 31, 2014
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$136	$136	$136	$—	$—
Investment securities available-for-sale	1,672	1,672	—	1,670	2
Loans held-for-sale	1,244	1,196	—	1,196	—
Loans with government guarantees	1,128	1,094	—	1,094	—
Loans held-for-investment, net	4,151	3,998	—	26	3,972
Repossessed assets	19	19	—	—	19
Federal Home Loan Bank stock	155	155	155	—	—
Mortgage servicing rights	258	258	—	—	258
Other investments	100	100	—	—	100
Derivative Financial Instruments
Interest rate swaps	6	6	—	6	—
U.S. Treasury futures	7	7	7	—	—
Rate lock commitments	31	31	—	—	31
Agency forwards	2	2	2	—	—
Liabilities
Retail deposits
Demand deposits and savings accounts	$(4,565)	$(4,291)	$—	$(4,291)	$—
Certificates of deposit	(813)	(816)	—	(816)	—
Government deposits	(918)	(884)	—	(884)	—
Company controlled deposits	(773)	(770)	—	(770)	—
Federal Home Loan Bank advances	(514)	(514)	(514)	—	—
Long-term debt	(331)	(172)	—	(88)	(84)
Warrant liabilities	(6)	(6)	—	(6)	—
DOJ litigation settlement	(82)	(82)	—	—	(82)
Derivative Financial Instruments
Interest rate swaps	(6)	(6)	—	(6)	—
U.S. Treasury futures	(1)	(1)	(1)	—	—
Forward agency and loan sales	(13)	(13)	—	(13)	—
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

The following table reflects the change in fair value included in earnings of financial instruments for which the value option has been elected.

	For the Years Ended December 31,
	2015	2014	2013
Assets	(Dollars in millions)
Loans held-for-sale
Net gain on loan sales	$321	$401	$201
Other noninterest income	—	(2)	—
Loans held-for-investment
Other noninterest income	40	44	29
Liabilities
Long-term debt
Other noninterest income	$29	$22	$5
Litigation settlement
Other noninterest expense	(2)	11	(74)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of December 31, 2015, 2014 and 2013 for assets and liabilities for which the fair value option has been elected.

	December 31, 2015			December 31, 2014			December 31, 2013
	(Dollars in millions)
	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) UPB
Assets
Nonaccrual loans
Loans held-for-sale	$1	$—	$(1)	$—	$—	$—	$—	$—	$—
Loans held-for-investment	21	10	(11)	11	5	(6)	11	4	(7)
Total nonaccrual loans	$22	$10	$(12)	$11	$5	$(6)	$11	$4	$(7)
Other performing loans
Loans held-for-sale	$2,451	$2,541	$90	$1,144	$1,196	$52	$1,110	$1,141	$31
Loans held-for-investment	112	101	(11)	225	206	(19)	257	234	(23)
Total other performing loans	$2,563	$2,642	$79	$1,369	$1,402	$33	$1,367	$1,375	$8
Total loans
Loans held-for-sale	$2,452	$2,541	$89	$1,144	$1,196	$52	$1,110	$1,141	$31
Loans held-for-investment	133	111	(22)	236	211	(25)	268	238	(30)
Total loans	$2,585	$2,652	$67	$1,380	$1,407	$27	$1,378	$1,379	$1
Liabilities
Long-term debt	$—	$—	$—	$(88)	$(84)	$4	$(117)	$(106)	$11
Litigation settlement	(118)	(84)	34	(118)	(82)	36	(118)	(93)	25

(1)	The Company is obligated to pay $118 million in installment payments upon meeting certain performance conditions.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

The following tables present financial information by business segment for the periods indicated.

	Year Ended December 31, 2015
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$75	$14	$171	$27	$287
Net gain (loss) on loan sales	303	—	(15)	—	288
Representation and warranty benefit	—	19	—	—	19
Other noninterest income	64	56	25	18	163
Total net interest income and noninterest income	442	89	181	45	757
Benefit for loan losses	—	—	19	—	19
Asset resolution	—	(14)	(1)	—	(15)
Depreciation and amortization expense	(2)	(3)	(6)	(13)	(24)
Other noninterest expense	(208)	(126)	(153)	(10)	(497)
Total noninterest expense	(210)	(143)	(160)	(23)	(536)
Income (loss) before income taxes	232	(54)	40	22	240
Provision for income taxes	—	—	—	82	82
Net income (loss)	$232	$(54)	$40	$(60)	$158
Intersegment revenue	$40	$(3)	$(15)	$(22)	$—

Average balances
Loans held-for-sale	$2,148	$—	$40	$—	$2,188
Loans with government guarantees	—	633	—	—	633
Loans held-for-investment	4	—	4,986	86	5,076
Total assets	2,302	944	4,972	3,738	11,956
Deposits	—	1,203	6,674	—	7,877

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2014
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$58	$20	$151	$18	$247
Net gain (loss) on loan sales	209	—	(3)	—	206
Representation and warranty (provision) benefit	(11)	1	—	—	(10)
Other noninterest income	58	58	22	27	165
Total net interest income and noninterest income	314	79	170	45	608
Provision for loan losses	—	—	(132)	—	(132)
Asset resolution	—	(53)	(3)	(1)	(57)
Depreciation and amortization expense	(1)	(6)	(6)	(11)	(24)
Other noninterest expense	(207)	(121)	(159)	(11)	(498)
Total noninterest expense	(208)	(180)	(168)	(23)	(579)
Income (loss) before income taxes	106	(101)	(130)	22	(103)
Benefit for income taxes	—	—	—	(34)	(34)
Net income (loss)	$106	$(101)	$(130)	$56	$(69)
Intersegment revenue	$9	$18	$(3)	$(24)	$—

Average balances
Loans held-for-sale	$1,452	$20	$62	$—	$1,534
Loans with government guarantees	—	1,216	—	—	1,216
Loans held-for-investment	1	—	3,974	—	3,975
Total assets	1,630	1,349	3,943	2,964	9,886
Deposits	—	—	6,734	—	6,734

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2013
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income (loss)	$76	$38	$160	$(88)	$186
Net gain (loss) on loan sales	419	(18)	1	—	402
Representation and warranty provision	—	(36)	—	—	(36)
Other noninterest income	94	62	27	104	287
Total net interest income and noninterest income	589	46	188	16	839
Provision for loan losses	—	—	(70)	—	(70)
Asset resolution	—	(62)	10	—	(52)
Depreciation and amortization expense	(1)	(6)	(4)	(12)	(23)
Other noninterest expense	(403)	(61)	(186)	(193)	(843)
Total noninterest expense	(404)	(129)	(180)	(205)	(918)
Income (loss) before income taxes	185	(83)	(62)	(189)	(149)
Benefit for income taxes	—	—	—	(416)	(416)
Net income (loss)	$185	$(83)	$(62)	$227	$267
Intersegment revenue	$5	$51	$3	$(59)	$—

Average balances
Loans held-for-sale	$2,263	$49	$187	$—	$2,499
Loans with government guarantees	—	1,477	—	—	1,477
Loans held-for-investment	—	—	4,328	—	4,328
Total assets	2,442	1,711	4,510	3,892	12,555
Deposits	—	—	7,366	7	7,373

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 26 — Holding Company Only Financial Statements

The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto. In addition, the Holding Company's principal sources of funds are cash dividends paid by the Bank to the Holding Company and other subsidiaries, investment income and borrowings. Federal laws and regulations limit the amount of dividends or other capital distributions that the Bank may pay the Holding Company. The Bank must seek prior approval from the OCC at least 30 days before it may make a dividend payment or other capital distribution to the Holding Company.

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Financial Condition
(Dollars in millions)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$37	$46
Investment in subsidiaries (1)	1,738	1,571
Other assets	50	43
Total assets	$1,825	$1,660
Liabilities and Stockholders’ Equity
Liabilities
Long term debt	$247	$248
Total interest paying liabilities	247	248
Other liabilities	49	39
Total liabilities	296	287
Stockholders’ Equity
Preferred Stock	267	267
Common stock	1	1
Additional paid in capital	1,486	1,482
Accumulated other comprehensive income	2	8
Accumulated deficit	(227)	(385)
Total stockholders’ equity	1,529	1,373
Total liabilities and stockholders’ equity	$1,825	$1,660

(1)	Includes unconsolidated trusts.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Operations
(Dollars in millions)

	For the Years Ended December 31,
	2015	2014	2013
Expenses
Interest	$7	$7	$7
General and administrative	13	5	9
Total	20	12	16
Loss before undistributed loss of subsidiaries	(20)	(12)	(16)
Income (loss) equity in undistributed of subsidiaries	172	(63)	247
Income (loss) before income taxes	152	(75)	231
Benefit for income taxes	6	6	36
Net income (loss)	158	(69)	267
Preferred stock dividends/accretion	—	(1)	(6)
Net income (loss) from continuing operations	158	(70)	261
Other comprehensive (loss) income (2)	(6)	13	(3)
Comprehensive income (loss)	$152	$(57)	$258

(1)	Certain amounts within the financial statements have been restated to conform to current presentation

(2)	See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Cash Flows
(Dollars in millions)

	For the Years Ended December 31,
	2015	2014	2013
Net income (loss)	$158	$(69)	$267
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in (income) loss of subsidiaries	(172)	63	(247)
Stock-based compensation	3	3	3
Change in other assets	(6)	(3)	(36)
Provision for deferred tax benefit	1	—	—
Change in other liabilities	9	4	7
Net cash used in operating activities	(7)	(2)	(6)
Investing Activities
Net change in investment in subsidiaries	(2)	(2)	—
Net cash used in investment activities	(2)	(2)	—
Net decrease in cash and cash equivalents	(9)	(4)	(6)
Cash and cash equivalents, beginning of year	46	50	56
Cash and cash equivalents, end of year	$37	$46	$50

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 27 — Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in 2015, 2014 and 2013.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions, except per share data)
Interest income	$79	$90	$91	$95
Interest expense	14	17	18	19
Net interest income	65	73	73	76
Benefit for loan losses	(4)	(13)	(1)	(1)
Net interest income after provision for loan losses	69	86	74	77
Net gain on loan sales	91	83	68	46
Loan fees and charges	17	19	17	14
Loan administration income	4	7	8	7
Net (loss) return on the mortgage servicing assets	(2)	9	12	9
Representation and warranty benefit	2	5	6	6
Other noninterest income	7	3	17	15
Noninterest expense	138	138	131	129
Income before income tax	50	74	71	45
Provision for income taxes	18	28	24	12
Net income from continuing operations	$32	$46	$47	$33
Basic income per share	$0.43	$0.69	$0.70	$0.45
Diluted income per share	$0.43	$0.68	$0.69	$0.44

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions, except per share data)
Interest income	$66	$72	$75	$72
Interest expense	8	9	11	11
Net interest income	58	63	64	61
Provision for loan losses	112	6	8	5
Net interest (expense) income after provision for loan losses	(54)	57	56	56
Net gain on loan sales	45	55	52	53
Loan administration income	7	6	6	5
Net return on the mortgage servicing assets	16	5	1	2
Representation and warranty benefit (provision)	2	(5)	(13)	6
Other noninterest income	5	42	39	32
Noninterest expense	139	122	179	139
(Loss) income before income tax	(118)	38	(38)	15
(Benefit) provision for income taxes	(40)	12	(10)	4
Net (loss) income	(78)	26	(28)	11
Preferred stock dividends/accretion	(1)	—	—	—
Net (loss) income from continuing operations	$(79)	$26	$(28)	$11
Basic (loss) income per share	$(1.51)	$0.33	$(0.61)	$0.07
Diluted (loss) income per share	$(1.51)	$0.33	$(0.61)	$0.07

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions, except per share data)
Interest income	$95	$85	$79	$72
Interest expense	39	38	36	31
Net interest income	56	47	43	41
Provision for loan losses	21	31	4	14
Net interest income after provision for loan losses	35	16	39	27
Net gain on loan sales	137	144	75	45
Loan administration income	1	1	1	3
Net return on the mortgage servicing assets	15	31	27	17
Representation and warranty (provision) benefit	(17)	(29)	(5)	15
Other noninterest income	49	72	35	33
Noninterest expense	197	174	158	388
Income (loss) before income tax	23	61	14	(248)
Benefit for income taxes	—	(6)	—	(410)
Net income	23	67	14	162
Preferred stock dividends/accretion	(1)	(1)	(1)	(2)
Net income from continuing operations	$22	$66	$13	$160
Basic income per share	$0.33	$1.11	$0.16	$2.79
Diluted income per share	$0.33	$1.10	$0.16	$2.77

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 as amended (the Exchange Act), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, as of December 31, 2015 we assert that we have maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers, LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Remediation of Prior Year Material Weaknesses

We previously identified and disclosed in our Form 10-K for the year ended December 31, 2014, a material weakness in our internal control over financial reporting. Specifically, the controls over the completeness and accuracy of data and the review of the classification and presentation of cash flows for certain non-routine activities were not designed effectively. The controls put in place and identified as of that date operated effectively for a sufficient period of time to conclude that the material weakness was remediated as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item 10 will be contained in our Proxy Statement relating to the 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our 2015 fiscal year.

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

The information required by this Item 11 will be contained in our Proxy Statement relating to the 2016 Annual Meeting of Stockholders and is hereby incorporated by reference, provided that the Compensation Committee Report shall be deemed to be furnished and not filed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in our Proxy Statement relating to the 2016 Annual Meeting of Stockholders and is hereby incorporated by reference. Reference is also made to the information appearing under Item 5 of this Form 10-K, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in our Proxy Statement relating to the 2016 Annual Meeting of Stockholders and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be contained in our Proxy Statement relating to the 2016 Annual Meeting of Stockholders and is hereby incorporated by reference.

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
3.1*
Second Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, dated March 16, 2015, and incorporated herein by reference).

3.2*	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated February 2, 2009, and incorporated herein by reference).
10.1*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8 K, dated May 18, 2011, and incorporated herein by reference).
10.2*
Form of Purchase Agreement, dated as of May 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 16, 2008, and incorporated herein by reference).

10.3*
Form of First Amendment to Purchase Agreement, dated as of December 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).

10.4*	Form of Warrant (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).
10.5*
Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 19, 2008, and incorporated herein by reference).

10.6*
Closing Agreement, dated as of January 30, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.7	Form of Warrant to purchase up to 645,137.9 shares of the Company’s common stock.
10.8*
Purchase Agreement, dated as of February 17, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 19, 2009, and incorporated herein by reference).

10.9*
Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 27, 2009, and incorporated herein by reference).

10.10*
Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).

10.11*
Supervisory Agreement, dated as of January 27, 2010, by and between the Company and the Federal Reserve (as successor to the OTS) (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).

10.12*
Stipulation and Order of Settlement and Dismissal, dated February 24, 2012, by and among the Company, the Bank and the United States of America (previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K, dated as of March 20, 2012, and incorporated herein by reference).

Exhibit No.	Description
10.13*
Stipulation to the Issuance of a Consent Order, effective as of October 23, 2012, by and between the Office of the Comptroller of the Currency and Flagstar Bank, FSB (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference).

10.14*
Consent Order, dated October 23, 2012, by and between Flagstar Bank, FSB and the Office of the Comptroller of the Currency (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference).

10.15*+
Employment Agreement, dated as of May 16, 2013, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Alessandro P. DiNello (previously filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q, dated as of June 30, 2013, and incorporated herein by reference).

10.16*+
Amendment to Employment Agreement effective October 22, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Alessandro DiNello (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, dated as of September 30, 2015, and incorporated herein by reference).

10.17*+
Employment Agreement, dated as of May 16, 2013, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith (previously filed as Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q, dated as of June 30, 2013, and incorporated herein by reference).

10.18*+
Amendment to Employment Agreement, dated March 2, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, dated as of September 30, 2015, and incorporated herein by reference).

10.19*+
Second Amendment to Employment Agreement, effective October 22, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, dated as of September 30, 2015, and incorporated herein by reference).

10.20*+	Flagstar Bancorp, Inc. 2015 LTIP Form of Award Letter (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of April 6, 2015, and incorporated herein by reference).
10.21*+
Form of Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, dated as of September 30, 2015, and incorporated herein by reference).

10.22*+
Form of Award Agreement for the Flagstar Bancorp, Inc. Executive Long-Term Incentive Program (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, dated as of September 30, 2015, and incorporated herein by reference).

11
Statement regarding computation of per share earnings incorporated by reference to Note 19 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends.
16*
Letter, dated as of March 19, 2015, from Baker Tilly Virchow Krause, LLP to the Securities and Exchange Commission (previously filed as Exhibit 16.1 to the Company's Current Report on Form 8-K/A, dated as of March 20, 2015, and incorporated herein by reference).

18*	Letter re Change in Accounting Principles (previously filed as Exhibit 18 to the Company’s Current Report on Form 8-K, dated as of May 18, 2011, and incorporated herein by reference).
21	List of Subsidiaries of the Company.
23.1	Consent of Baker Tilly Virchow Krause, LLP
23.2	Consent of PricewaterhouseCoopers, LLP

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101
Financial statements from Annual Report on Form 10-K of the Company for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement
Flagstar Bancorp, Inc. will furnish to any stockholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Company’s reasonable expenses in furnishing the exhibit to the stockholder. Requests for exhibits and information regarding the applicable fee should be directed to "David Urban, Director of Investor Relations" at the address of the principal executive offices set forth on the cover of this Annual Report on Form 10-K.
(b) — Exhibits. See Item 15(a)(3) above.
(c) — Financial Statement Schedules. See Item 15(a)(2) above.
[Remainder of page intentionally left blank.]

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2016.

FLAGSTAR BANCORP, INC.

By:	/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2016.

	SIGNATURE	TITLE

By:	/S/ ALESSANDRO DINELLO Alessandro DiNello	President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ JAMES K. CIROLI James K. Ciroli	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ BRYAN L. MARX Bryan L. Marx	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

By:	/S/ JOHN D. LEWIS John D. Lewis	Chairman

By:	/S/ DAVID J. MATLIN David J. Matlin	Director

By:	/S/ PETER SCHOELS Peter Schoels	Director

By:	/S/ DAVID L. TREADWELL David L. Treadwell	Director

By:	/S/ JAY J. HANSEN Jay J. Hansen	Director

By:	/S/ JAMES A. OVENDEN James A. Ovenden	Director

By:	/S/ BRUCE E. NYBERG Bruce E. Nyberg	Director

EXHIBIT INDEX    The following documents are filed as a part of, or incorporated by reference into, this report:

Exhibit No.	Description
3.1*
Second Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, dated March 16, 2015, and incorporated herein by reference).

3.2*	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated February 2, 2009, and incorporated herein by reference).
10.1*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8 K, dated May 18, 2011, and incorporated herein by reference).
10.2*
Form of Purchase Agreement, dated as of May 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 16, 2008, and incorporated herein by reference).

10.3*
Form of First Amendment to Purchase Agreement, dated as of December 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).

10.4*	Form of Warrant (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).
10.5*
Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 19, 2008, and incorporated herein by reference).

10.6*
Closing Agreement, dated as of January 30, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.7	Form of Warrant to purchase up to 645,137.9 shares of the Company’s common stock.
10.8*
Purchase Agreement, dated as of February 17, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 19, 2009, and incorporated herein by reference).

10.9*
Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 27, 2009, and incorporated herein by reference).

10.10*
Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).

10.11*
Supervisory Agreement, dated as of January 27, 2010, by and between the Company and the Federal Reserve (as successor to the OTS) (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).

10.12*
Stipulation and Order of Settlement and Dismissal, dated February 24, 2012, by and among the Company, the Bank and the United States of America (previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K, dated as of March 20, 2012, and incorporated herein by reference).

Exhibit No.	Description
10.13*
Stipulation to the Issuance of a Consent Order, effective as of October 23, 2012, by and between the Office of the Comptroller of the Currency and Flagstar Bank, FSB (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference).

10.14*
Consent Order, dated October 23, 2012, by and between Flagstar Bank, FSB and the Office of the Comptroller of the Currency (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated as of October 24, 2012, and incorporated herein by reference).

10.15*+
Employment Agreement, dated as of May 16, 2013, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Alessandro P. DiNello (previously filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q, dated as of June 30, 2013, and incorporated herein by reference).

10.16*+
Amendment to Employment Agreement effective October 22, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Alessandro DiNello (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, dated as of September 30, 2015, and incorporated herein by reference).

10.17*+
Employment Agreement, dated as of May 16, 2013, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith (previously filed as Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q, dated as of June 30, 2013, and incorporated herein by reference).

10.18*+
Amendment to Employment Agreement, dated March 2, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, dated as of September 30, 2015, and incorporated herein by reference).

10.19*+
Second Amendment to Employment Agreement, effective October 22, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, dated as of September 30, 2015, and incorporated herein by reference).

10.20*+	Flagstar Bancorp, Inc. 2015 LTIP Form of Award Letter (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of April 6, 2015, and incorporated herein by reference).
10.21*+
Form of Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, dated as of September 30, 2015, and incorporated herein by reference).

10.22*+
Form of Award Agreement for the Flagstar Bancorp, Inc. Executive Long-Term Incentive Program (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, dated as of September 30, 2015, and incorporated herein by reference).

11
Statement regarding computation of per share earnings incorporated by reference to Note 19 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends.
16*
Letter, dated as of March 19, 2015, from Baker Tilly Virchow Krause, LLP to the Securities and Exchange Commission (previously filed as Exhibit 16.1 to the Company's Current Report on Form 8-K/A, dated as of March 20, 2015, and incorporated herein by reference).

18*	Letter re Change in Accounting Principles (previously filed as Exhibit 18 to the Company’s Current Report on Form 8-K, dated as of May 18, 2011, and incorporated herein by reference).
21	List of Subsidiaries of the Company.
23.1	Consent of Baker Tilly Virchow Krause, LLP
23.2	Consent of PricewaterhouseCoopers, LLP

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101
Financial statements from Annual Report on Form 10-K of the Company for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement