Form 10-Q
period 2016-03-31
FLAGSTAR BANCORP INC
filed 2016-05-10
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of May 6, 2016, 56,575,779 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016
TABLE OF CONTENTS (continued)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents
Cash	$54	$54
Interest-earning deposits	670	154
Total cash and cash equivalents	724	208
Investment securities available-for-sale	1,314	1,294
Investment securities held-to-maturity	1,253	1,268
Loans held-for-sale ($2,571 and $2,541 measured at fair value, respectively)	2,591	2,576
Loans with government guarantees	462	485
Loans held-for-investment, net
Loans held-for-investment ($102 and $111 measured at fair value, respectively)	5,640	6,352
Less: allowance for loan losses	(162)	(187)
Total loans held-for-investment, net	5,478	6,165
Mortgage servicing rights	281	296
Federal Home Loan Bank stock	172	170
Premises and equipment, net	256	250
Net deferred tax asset	352	364
Other assets	854	639
Total assets	$13,737	$13,715
Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$1,984	$1,574
Interest bearing	6,485	6,361
Total deposits	8,469	7,935
Short-term Federal Home Loan Bank advances	1,250	2,116
Long-term Federal Home Loan Bank advances	1,625	1,425
Other long-term debt	247	247
Representation and warranty reserve	40	40
Other liabilities ($84 and $84 measured at fair value, respectively)	548	423
Total liabilities	12,179	12,186
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding, respectively	267	267
Common stock $0.01 par value, 70,000,000 shares authorized; 56,557,895 and 56,483,258 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,489	1,486
Accumulated other comprehensive (loss) income	(11)	2
Accumulated deficit	(188)	(227)
Total stockholders’ equity	1,558	1,529
Total liabilities and stockholders’ equity	$13,737	$13,715

    The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Interest Income	(Unaudited)
Loans	$84	$65
Investment securities	17	14
Total interest income	101	79
Interest Expense
Deposits	11	9
Short-term debt	2	—
Long-term debt	7	3
Other	2	2
Total interest expense	22	14
Net interest income	79	65
Provision (benefit) for loan losses	(13)	(4)
Net interest income after benefit for loan losses	92	69
Noninterest Income
Net gain on loan sales	75	91
Loan fees and charges	15	17
Deposit fees and charges	6	6
Loan administration income	6	4
Net loss on the mortgage servicing rights	(6)	(2)
Net loss on sale of assets	(2)	—
Representation and warranty benefit	2	2
Other noninterest income	9	1
Total noninterest income	105	119
Noninterest Expense
Compensation and benefits	68	61
Commissions	10	10
Occupancy and equipment	22	20
Asset resolution	3	8
Federal insurance premiums	3	6
Loan processing expense	12	12
Legal and professional expense	9	9
Other noninterest expense	10	12
Total noninterest expense	137	138
Income before income taxes	60	50
Provision for income taxes	21	18
Net income	$39	$32
Income per share
Basic	$0.56	$0.43
Diluted	$0.54	$0.43
Weighted average shares outstanding
Basic	56,513,715	56,385,454
Diluted	57,600,984	56,775,039
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Net income	$39	$32
Other comprehensive income, net of tax
Investment securities available-for-sale
Unrealized gain (net of tax effect $9 and $9, respectively)	15	15
Derivatives and hedging activities
Unrealized loss (net of tax effect $16 and zero, respectively)	(32)	—
Less: Reclassification of net loss on derivative instruments	4	—
Net change in derivatives and hedging activities, net of tax	(28)	—
Other comprehensive (loss) income, net of tax	(13)	15
Comprehensive income	$26	$47

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Preferred Stock		Common Stock
	Number of Shares Outstanding	Amount of Preferred Stock	Number of Shares Outstanding	Amount of Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2014	266,657	$267	56,332,307	$1	$1,482	$8	$(385)	$1,373
(Unaudited)
Net income	—	—	—	—	—	—	32	32
Total other comprehensive income	—	—	—	—	—	15	—	15
Stock-based compensation	—	—	103,719	—	—	—	—	—
Balance at March 31, 2015	266,657	$267	56,436,026	$1	$1,482	$23	$(353)	$1,420
Balance at December 31, 2015	266,657	$267	56,483,258	$1	1,486	$2	$(227)	$1,529
(Unaudited)
Net income	—	—	—	—	—	—	39	39
Total other comprehensive loss	—	—	—	—	—	(13)	—	(13)
Stock-based compensation	—	—	74,637	—	3	—	—	3
Balance at March 31, 2016	266,657	$267	56,557,895	$1	$1,489	$(11)	$(188)	$1,558
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows (In millions)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Operating Activities
Net income	$39	$32
Adjustments to reconcile net income to net cash used in operating activities:
Provision (benefit) for loan losses	(13)	(4)
Representation and warranty benefit	(2)	(2)
Depreciation and amortization	7	6
Deferred income taxes	12	18
Net gain on loan and asset sales	(75)	(91)
Change in fair value and other non-cash changes	(87)	(154)
Proceeds from sales of loans held-for-sale ("HFS")	4,585	3,791
Origination, premium paid and purchase of loans, net of principal repayments	(6,304)	(7,008)
Decrease (increase) in accrued interest receivable	2	(3)
(Increase) decrease in other assets	(52)	17
Increase (decrease) in other liabilities	14	(13)
Net cash used in operating activities	(1,874)	(3,411)
Investing Activities
Proceeds from sale of available for sale securities including loans that have been securitized	2,672	2,706
Collection of principal on investment securities available-for-sale	30	54
Purchase of investment securities available-for-sale and other	(27)	(652)
Collection of principal on investment securities held-to-maturity ("HTM")	30	—
Purchase of investment securities HTM	(15)	—
Proceeds received from the sale of held-for-investment loans ("HFI")	75	277
Origination and purchase of loans HFI, net of principal repayments	(188)	(589)
Purchase of bank owned life insurance	(85)	—
Proceeds from the disposition of repossessed assets	5	5
Purchase of Federal Home Loan Bank stock	(2)	—
Acquisitions of premises and equipment, net of proceeds	(12)	(9)
Proceeds from the sale of mortgage servicing rights	1	32
Net cash provided by investing activities	2,484	1,824
Financing Activities
Net increase (decrease) in deposit accounts	534	481
Net change in short-term borrowings	(666)	—
Proceeds from long-term Federal Home Loan Bank advances	—	5,255
Repayment of long-term Federal Home Loan Bank advances	—	(4,144)
Repayment of trust preferred securities and long-term debt	—	(16)
Net (reduction) receipt of payments of loans serviced for others	44	114
Net (disbursement) receipt of escrow payments	(6)	2
Net cash provided by (used in) financing activities	(94)	1,692
Net increase (decrease) in cash and cash equivalents	516	105
Beginning cash and cash equivalents	208	136
Ending cash and cash equivalents	$724	$241
Supplemental disclosure of cash flow information
Interest paid on deposits and other borrowings	$15	$12
Income tax payments	$—	$3
Non-cash reclassification of loans originated HFI to loans HFS	$901	$277
Non-cash reclassification of mortgage loans originated HFS to HFI	$—	$5
Non-cash reclassification of mortgage loans HFS to AFS securities	$2,672	$2,709
Mortgage servicing rights resulting from sale or securitization of loans	$57	$68
Non-cash reclassification of loans with government guarantee to other assets	$—	$373

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The accompanying financial statements of Flagstar Bancorp, Inc. ("Flagstar," or the "Company"), including its wholly owned principal subsidiary, Flagstar Bank, FSB (the "Bank"), have been prepared using U.S. generally accepted accounting principles ("GAAP") for interim financial statements. Where we say "we," "us," or "our," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference to "we," "us," or "our" will include our wholly owned subsidiary Flagstar Bank, FSB (the "Bank").

These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. These interim financial statements are unaudited and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which is available on our website, at flagstar.com, and on the SEC website, at sec.gov. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 – Investment Securities

As of March 31, 2016 and December 31, 2015, investment securities were comprised of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
March 31, 2016
Available-for-sale securities
Agency - Commercial	$755	$12	$—	$767
Agency - Residential	497	10	—	507
Municipal obligations	39	1	—	40
Total available-for-sale securities (1)	$1,291	$23	$—	$1,314
Held-to-maturity securities
Agency - Commercial	$641	$8	$—	$649
Agency - Residential	612	9	—	621
Total held-to-maturity securities (1)	$1,253	$17	$—	$1,270
December 31, 2015
Available-for-sale securities
Agency - Commercial	$766	$3	$(3)	$766
Agency - Residential	514	2	(2)	514
Municipal obligations	14	—	—	14
Total available-for-sale securities (1)	$1,294	$5	$(5)	$1,294
Held-to-maturity securities
Agency - Commercial	$634	$—	$(2)	$632
Agency - Residential	634	—	(4)	630
Total held-to-maturity securities (1)	$1,268	$—	$(6)	$1,262

(1)	There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at March 31, 2016 or December 31, 2015.

Credit related declines in the available-for-sale and held-to-maturity securities are classified as other than temporary impairments ("OTTI") and are reported as a separate component of noninterest income within the Consolidated Statement of Operations. An impaired investment security is considered to be other than temporary if (1) we intend to sell the security; (2) it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover all contractually required principal and interest payments.

We evaluate our securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. During the three months ended March 31, 2016 and December 31, 2015, we had no other-than-temporary impairments ("OTTI").

Available-for-sale securities

Securities available-for-sale are carried at fair value, with unrealized gains reported as a component of other comprehensive income and unrealized losses reported as a component of other comprehensive income to the extent they are temporary in nature.

We purchased $27 million of available-for-sale securities, which included U.S. government sponsored agency mortgage-backed securities and municipal obligations, during the three months ended March 31, 2016. We purchased $652 million of available-for-sale securities, which included U.S. government sponsored agencies, comprised of mortgage-backed securities and collateralized mortgage obligations during the three months ended March 31, 2015.

Gains (losses) on sales of available-for-sale securities are reported in other noninterest income in the Consolidated Statements of Operations. During the three months ended March 31, 2016 and March 31, 2015, there were no sales of available-for-sale securities, except those related to mortgage loans that had been securitized for sale in the normal course of business. During the three months ended March 31, 2015, $2 million of municipal obligations matured.

Held-to-maturity securities

Investment securities held-to-maturity are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.

Transfers of investment securities into the held-to-maturity category from the available-for-sale category are accounted for at fair value at the date of transfer. The related unrealized holding gain, net of tax, that was included in the transfer is retained in other comprehensive income and is being amortized as an adjustment to interest income over the remaining life of the securities.

We purchased $15 million of held-to-maturity securities, which included U.S. government sponsored agency mortgage-backed securities during the three months ended March 31, 2016. During the three months ended March 31, 2015, we had no purchases of held-to-maturity securities.

Gains (losses) on sales of held-to-maturity securities are reported in other noninterest income in the Consolidated Statements of Operations. There were no sales of held-to-maturity securities during the three months ended March 31, 2016 and March 31, 2015.

The following table summarizes by duration the unrealized loss positions on investment securities:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
Type of Security	(Dollars in millions)
March 31, 2016
Available-for-sale securities
Agency - Commercial	$13	3	$—	$71	7	$—
Agency - Residential	$22	1	$—	$—	—	$—
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$58	4	$—
Agency - Residential	$—	—	$—	$24	4	$—
December 31, 2015
Available-for-sale securities
Agency - Commercial	$—	—	$—	$482	27	$(3)
Agency - Residential	$8	2	$—	$224	15	$(2)
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$471	27	$(2)
Agency - Residential	$—	—	$—	$547	50	$(4)

The amortized cost and estimated fair value of securities at March 31, 2016, are presented below by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
March 31, 2016	(Dollars in millions)			(Dollars in millions)
Due after one year through five years	$6	$6	1.98%	$—	$—	—%
Due after five years through 10 years	26	27	3.50%	61	62	2.50%
Due after 10 years	1,259	1,281	2.56%	1,192	1,208	2.42%
Total	$1,291	$1,314		$1,253	$1,270

We pledge investment securities, primarily municipal taxable and agency collateralized mortgage obligations, to collateralize lines of credit and/or borrowings. At March 31, 2016, we pledged $230 million of investment securities, compared to $14 million at December 31, 2015.

Note 3 – Loans Held-for-Sale

The majority of our mortgage loans originated as loans held-for-sale are sold into the secondary market on a whole loan basis or by securitizing the loans into securities. At both March 31, 2016 and December 31, 2015, loans held-for-sale totaled $2.6 billion, respectively. For the three months ended March 31, 2016, we reported net gain on loan sales of $75 million, compared to $91 million net gain on loan sales during the three months ended March 31, 2015.

At March 31, 2016 and December 31, 2015, $20 million and $35 million, respectively, of loans held-for-sale were recorded at lower of cost or fair value. The remainder of the loans in the portfolio are recorded at fair value as we have elected the fair value option for such loans.

Note 4 – Loans with Government Guarantees

The majority of loans with government guarantees are insured or guaranteed by the Federal Housing Administration. These loans earn interest at a rate based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent, which is not paid by the FHA until claimed.

At March 31, 2016 and December 31, 2015, loans with government guarantees totaled $462 million and $485 million, respectively. At March 31, 2016, repossessed assets and the associated claims recorded in other assets totaled $202 million and $210 million at December 31, 2015.

Note 5 – Loans Held-for-Investment

Loans held-for-investment are summarized as follows:

	March 31, 2016	December 31, 2015
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,410	$3,100
Second mortgage	129	135
HELOC	366	384
Other	31	31
Total consumer loans	2,936	3,650
Commercial loans
Commercial real estate	851	814
Commercial and industrial	571	552
Warehouse lending	1,282	1,336
Total commercial loans	2,704	2,702
Total loans held-for-investment	5,640	6,352
Less allowance for loan losses	(162)	(187)
Loans held-for-investment, net	$5,478	$6,165

For the three months ended March 31, 2016 and March 31, 2015, we transferred zero and $5 million, respectively, of loans held-for-sale to loans held-for-investment.

During the three months ended March 31, 2016, we sold nonperforming, TDR and non-agency loans with unpaid principal balances of $96 million. Upon a change in our intent, the loans were transferred to held-for-sale and subsequently sold resulting in a loss on sale of $2 million during the three months ended March 31, 2016, which is recorded in net loss on sale of assets on the Consolidated Statements of Operations. The loans sold also resulted in a charge-off of $6 million during the three months ended March 31, 2016.

Also, during the three months ended March 31, 2016, we sold performing residential first mortgage loans with unpaid principal balances of $787 million. Upon a change in our intent, the loans were transferred to held-for-sale and subsequently sold resulting in a gain of $9 million, which is recorded in net gain on loan sales on the Consolidated Statements of Operations.

During the three months ended March 31, 2015, we re-measured the specifically identified reserve relating to the troubled debt restructured loans, resulting in a $36 million reduction in reserve based on a change in expected future cash flows. During the three months ended March 31, 2015, we changed our intent to hold these loans for investment and instead decided to hold these loans for sale. The loans for which the intent changed had an approximate unpaid principal balance of $331 million, including approximately $291 million of troubled debt restructured residential first mortgage loans, and $30 million in specifically identified reserves at the time this intent was changed. These loans were transferred to loans held-for-sale and subsequently sold.

During the three months ended March 31, 2016, we purchased jumbo residential first mortgage loans with an unpaid principal balance of $147 million.

We have pledged certain loans held-for-investment, loans held-for-sale, and loans with government guarantees to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis. At March 31, 2016 and December 31, 2015, we pledged $5.3 billion and $5.8 billion, respectively.

Allowance for Loan Losses

We determine the appropriate level of the allowance on at least a quarterly basis. Refer to Note 1, "Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015, for a description of the methodology. The allowance for loan losses, other than for loans that have been identified for individual evaluation for impairment, is determined on a loan pool basis by grouping loan types with similar risk characteristics to determine our best estimate of incurred losses.

The allowance for loan losses by class of loan are summarized in the following table:

	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended March 31, 2016
Beginning balance allowance for loan losses	$116	$11	$21	$2	$18	$13	$6	$187
Charge-offs (1)	(11)	(1)	(1)	(1)	—	—	—	(14)
Recoveries	—	—	1	1	—	—	—	2
(Benefit) provision	(10)	—	(1)	—	1	(3)	—	(13)
Ending balance allowance for loan losses	$95	$10	$20	$2	$19	$10	$6	$162
Three Months Ended March 31, 2015
Beginning balance allowance for loan losses	$234	$12	$19	$1	$17	$11	$3	$297
Charge-offs (1)	(40)	(1)	(1)	(1)	—	—	—	(43)
Recoveries	—	—	—	1	2	—	—	3
(Benefit) provision	(6)	1	3	(1)	(3)	1	1	(4)
Ending balance allowance for loan losses	$188	$12	$21	$—	$16	$12	$4	$253

(1)	Includes charge-offs of $6 million and $36 million related to the sale or transfer of loans during the three months ended March 31, 2016 and March 31, 2015, respectively.

The loans held-for-investment and allowance for loan losses by class of loan is summarized in the following table:

	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
March 31, 2016
Loans held-for-investment
Individually evaluated	$47	$28	$4	$—	$—	$1	$—	$80
Collectively evaluated (1)	2,357	60	307	31	851	570	1,282	5,458
Total loans	$2,404	$88	$311	$31	$851	$571	$1,282	$5,538
Allowance for loan losses
Individually evaluated	$9	$5	$2	$—	$—	$—	$—	$16
Collectively evaluated (1)	86	5	18	2	19	10	6	146
Total allowance for loan losses	$95	$10	$20	$2	$19	$10	$6	$162

December 31, 2015
Loans held-for-investment
Individually evaluated	$87	$28	$3	$—	$—	$2	$—	$120
Collectively evaluated (1)	3,007	65	318	31	814	550	1,336	6,121
Total loans	$3,094	$93	$321	$31	$814	$552	$1,336	$6,241
Allowance for loan losses
Individually evaluated	$12	$6	$1	$1	$—	$—	$—	$20
Collectively evaluated (1)	104	5	20	1	18	13	6	167
Total allowance for loan losses	$116	$11	$21	$2	$18	$13	$6	$187

(1)	Excludes loans carried under the fair value option.

The following table sets forth the loans held-for-investment aging analysis as of March 31, 2016 and December 31, 2015, of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total Investment Loans
	(Dollars in millions)
March 31, 2016
Consumer loans
Residential first mortgage	$5	$2	$41	$48	$2,362	$2,410
Second mortgage	1	—	2	3	126	129
HELOC	2	1	9	12	354	366
Other	—	—	—	—	31	31
Total consumer loans	8	3	52	63	2,873	2,936
Commercial loans
Commercial real estate	—	—	—	—	851	851
Commercial and industrial	—	—	1	1	570	571
Warehouse lending	—	—	—	—	1,282	1,282
Total commercial loans	—	—	1	1	2,703	2,704
Total loans (2)	$8	$3	$53	$64	$5,576	$5,640
December 31, 2015
Consumer loans
Residential first mortgage	$7	$3	$53	$63	$3,037	$3,100
Second mortgage	—	—	2	2	133	135
HELOC	2	1	9	12	372	384
Other	1	—	—	1	30	31
Total consumer loans	10	4	64	78	3,572	3,650
Commercial loans
Commercial real estate	—	—	—	—	814	814
Commercial and industrial	—	—	2	2	550	552
Warehouse lending	—	—	—	—	1,336	1,336
Total commercial loans	—	—	2	2	2,700	2,702
Total loans (2)	$10	$4	$66	$80	$6,272	$6,352

(1)	Includes loans that are less than 90 days past due, which continue to be placed on nonaccrual.

(2)	Includes $11 million and $10 million of loans 90 days or greater past due accounted for under the fair value option at March 31, 2016 and December 31, 2015, respectively.

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

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued on impaired loans totaled approximately $1 million during both the three months ended March 31, 2016 and the three months ended March 31, 2015. At March 31, 2016 and December 31, 2015, we had no loans 90 days past due and still accruing.

Troubled Debt Restructuring

We may modify certain loans in both consumer and commercial loan portfolios to retain customers or to maximize collection of the outstanding loan balance. We have programs designed to assist borrowers by extending payment dates or reducing the borrower's contractual payments. All loan modifications are made on a case-by-case basis. Our standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. TDRs result in those instances in which a borrower demonstrates financial difficulty and for which a concession has been granted, which includes reductions of interest rate, extensions of amortization period, principal and/or interest forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. These loans are classified as nonperforming TDRs if the loan was nonperforming prior to the restructuring, or based upon the results of a contemporaneous credit evaluation. Such loans will continue on nonaccrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months, after which they will begin to accrue interest.

The following table provides a summary of TDRs outstanding by type and performing status:

	TDRs
	Performing	Nonperforming	Total
March 31, 2016	(Dollars in millions)
Consumer loans
Residential first mortgage	$21	$16	$37
Second mortgage	32	1	33
HELOC	22	8	30
Total consumer loans	75	25	100
Commercial loans
Commercial and industrial	—	1	1
Total commercial loans	—	1	1
Total TDRs (1)(2)	$75	$26	$101

December 31, 2015
Consumer loans
Residential first mortgage	$49	$27	$76
Second mortgage	32	1	33
HELOC	20	7	27
Total TDRs (1)(2)	$101	$35	$136

(1)	The allowance for loan losses on consumer TDR loans totaled $12 million and $15 million at March 31, 2016 and December 31, 2015, respectively.

(2)	Includes $33 million and $32 million of TDR loans accounted for under the fair value option at March 31, 2016 and December 31, 2015, respectively.
Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, but may give rise to potential incremental losses. We measure impairments using a discounted cash flow method for performing TDRs and measure impairment based on collateral values for re-defaulted TDRs.

The following table provides a summary of newly modified TDRs during the three months ended March 31, 2016 and 2015.

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
Three Months Ended March 31, 2016		(Dollars in millions)
Residential first mortgages	13	$2	$3	$—
Second mortgages	21	1	1	—
HELOC (2)	65	4	3	—
Commercial and industrial	1	2	1	—
Total TDR loans	100	$9	$8	$—

Three Months Ended March 31, 2015
Residential first mortgages	114	$31	$29	$1
Second mortgages	33	1	1	—
HELOC (2)	36	—	1	—
Total TDR loans	183	$32	$31	$1

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	HELOC post-modification unpaid principal balance reflects write downs.

The following table provides a summary of TDR loans that were modified within the previous 12 months, which subsequently defaulted during the three months ended March 31, 2016 and 2015. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted when they are greater than 90 days past due.

	TDRs that were modified in the previous 12 months, which have subsequently defaulted
	Number of Accounts	Unpaid Principal Balance	Increase in Allowance at Subsequent Default
Three Months Ended March 31, 2016	(Dollars in millions)
Residential first mortgages	1	$—	$—
HELOC (1)	4	—	—
Total TDR loans (2)	5	$—	$—

(1)	HELOC post-modification unpaid principal balance reflects write downs.

(2)	There were no TDRs that were modified in the previous 12 months, which have subsequently defaulted during the three months ended March 31, 2015.

Impaired Loans

Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement or when any portion of principal or interest is 90 days past due. The following table presents individually evaluated impaired loans and the associated allowance:

	March 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage loans	$25	$25	$—	$20	$20	$—
Commercial loans
Commercial and industrial	4	1	—	5	2	—
	$29	$26	$—	$25	$22	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$23	$23	$9	$65	$67	$12
Second mortgage	27	27	5	28	28	6
HELOC	5	5	2	3	3	1
Other consumer	—	—	—	—	—	1
	$55	$55	$16	$96	$98	$20
Total
Consumer loans
Residential first mortgage	$48	$48	$9	$85	$87	$12
Second mortgage	27	27	5	28	28	6
HELOC	5	5	2	3	3	1
Other consumer	—	—	—	—	—	1
Commercial loans
Commercial and industrial	4	1	—	5	2	—
Total impaired loans	$84	$81	$16	$121	$120	$20

The following table presents average impaired loans and the interest income recognized:

	Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$74	$1	$307	$2
Second mortgage	27	—	31	1
HELOC	4	—	1	—
Commercial loans
Commercial and industrial	5	—	—	—
Total impaired loans	$110	$1	$339	$3

Credit Quality

We utilize an internal risk rating system in accordance with the Rating Credit Risk booklet of the Comptroller's Handbook, April 2011 and the Uniform Retail Credit classification and Account Management Policy issued June 20, 2000 by the Federal Financial Institution Examination Council (FFIEC) which is applied to all consumer and commercial loans. Descriptions of our internal risk ratings as they relate to credit quality follow the ratings used by the U.S. bank regulatory agencies as listed below.

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

Substandard. Assets identified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. For HELOC loans and other consumer loans, we evaluate credit quality based on the aging and status of payment activity and any other known credit characteristics that call into question full repayment of the asset. Nonperforming loans are classified as either substandard, doubtful or loss.

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

In accordance with regulatory guidance, we assign risk ratings to consumer loans in the following manner:
•Consumer loans are classified as Watch once the loan becomes 60 days past due.
•Open and closed-end consumer loans 90 days or more past due are classified Substandard.

Commercial Credit Loans	Commercial Real Estate	Commercial and Industrial	Warehouse	Total Commercial
March 31, 2016	(Dollars in millions)
Grade
Pass	$812	$514	$1,087	$2,413
Watch	27	43	195	265
Special mention	—	13	—	13
Substandard	12	1	—	13
Total loans	$851	$571	$1,282	$2,704

December 31, 2015
Pass	$766	$492	$1,181	$2,439
Watch	42	30	155	227
Special mention	2	21	—	23
Substandard	4	9	—	13
Total loans	$814	$552	$1,336	$2,702

Consumer Credit Loans	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Total
March 31, 2016	(Dollars in millions)
Grade
Pass	$2,345	$94	$334	$31	$2,804
Watch	22	32	23	—	77
Substandard	43	3	9	—	55
Total loans	$2,410	$129	$366	$31	$2,936

December 31, 2015
Pass	$2,993	$101	$353	$31	$3,478
Watch	49	32	22	—	103
Substandard	58	2	9	—	69
Total loans	$3,100	$135	$384	$31	$3,650

Note 6 – Variable Interest Entities ("VIEs")

In 2015, we executed clean-up calls of the FSTAR 2005-1 and FSTAR 2006-2 long-term debt associated with the HELOC securitization trusts. The transactions resulted in cash payments of $52 million to the debt bondholders during the year ended December 31, 2015. After payment of the debt, the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts were dissolved and we no longer have any consolidated VIEs as of December 31, 2015.

We have a continuing involvement, but are not the primary beneficiary for one unconsolidated VIE related to the FSTAR 2007-1 mortgage securitization trust. In accordance with the settlement agreement with MBIA, there is no further recourse to us related to FSTAR 2007-1, unless MBIA fails to meet their obligations. At March 31, 2016 and December 31, 2015, the FSTAR 2007-1 mortgage securitization trust included 2,904 loans and 3,061 loans, respectively, with an aggregate principal balance of $109 million and $117 million, respectively.

Note 7 – Mortgage Servicing Rights

We have investments in mortgage servicing rights ("MSRs") resulting from the sale of loans to the secondary market and retaining the servicing. The primary risk associated with MSRs is the potential change in value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. We also utilize derivatives as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. Our portfolio of MSRs is highly sensitive to movements in interest rates. There is also a risk of valuation decline due to higher than expected increases in default rates, which we do not believe can be effectively hedged. See Note 8 of the Notes to the Consolidated Financial Statements, herein, for additional information regarding the instruments utilized to hedge the risks of MSRs.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Balance at beginning of period	$296	$258
Additions from loans sold with servicing retained	57	68
Reductions from sales	(24)	(21)
Changes in fair value due to (1)
Decrease in MSR due to pay-offs, pay-downs and run-off	(11)	(15)
Changes in estimates of fair value (2)	(37)	(11)
Fair value of MSRs at end of period	$281	$279

(1)	Changes in fair value are included within net loss on mortgage servicing asset on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

See Note 19 of the Notes to the Consolidated Financial Statements, herein, for additional fair value disclosures relating to mortgage servicing rights.

The following table summarizes income and fees associated with the mortgage servicing rights:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Income on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$17	$17
Fair value adjustments	(48)	(26)
Gain on MSR derivatives (2)	26	9
Net transaction costs	(1)	(2)
Total loss, included in net return on mortgage servicing rights	$(6)	$(2)

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on a cash basis.

(2)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

Contractual servicing and subservicing fees. Contractual servicing and subservicing fees, including late fees and other ancillary income are presented below. Contractual servicing fees are included within net return on mortgage servicing rights on the Consolidated Statements of Operations. Contractual subservicing fees including late fees and other ancillary income are included within loan administration income on the Consolidated Statements of Operations. Subservicing fee income is recorded for fees earned, net of third party subservicing costs, for loans subserviced.

The following table summarizes income and fees associated with the mortgage loans subserviced:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$8	$8
Other servicing charges	(2)	(4)
Total income, included in loan administration	$6	$4

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on cash basis.

The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	March 31, 2016			December 31, 2015
		Fair value due to			Fair value due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
		(Dollars in millions)
Option adjusted spread	8.18%	$273	$264	8.24%	$287	$279
Constant prepayment rate	15.21%	268	257	12.63%	285	275
Weighted average cost to service per loan	$71.68	277	273	$71.86	292	288

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. To isolate the effect of the specified change, the fair value shock analysis is consistent with the identified adverse change, while holding all other assumptions constant. In practice, a change in one assumption generally impacts other assumptions, which may either magnify or counteract the effect of the change.

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

Derivatives designated as hedging instruments: We use interest rate swaps to hedge the forecasted cash flows from our underlying variable-rate Federal Home Loan Bank (FHLB) advances in a qualifying cash flow hedge accounting relationship. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At March 31, 2016, we had $31 million (net-of-tax) recorded of unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss) related to derivatives classified as cash flow hedges, compared to $3 million at December 31, 2015. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $9 million of losses (net-of-tax).

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and throughout the hedge period. All cash flow hedges were highly effective as of March 31, 2016. Cash flows and the profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

The net gains recognized in income on derivative instruments, net of the impact of offsetting positions, were as follows:

		Three Months Ended March 31,
	Location of Gain/(Loss)	2016	2015
		(Dollars in millions)
Derivatives not designated as hedging instruments:
U.S. Treasury, swap and euro dollar futures	Net loss on mortgage servicing rights	$3	$6
Interest rate swaps and swaptions	Net loss on mortgage servicing rights	15	—
Mortgage backed securities forwards	Net loss on mortgage servicing rights	8	3
Rate lock commitments and forward agency and loan sales	Net gain on loan sales	5	10
Rate lock commitments	Other noninterest income	1	1
Interest rate swaps	Other noninterest income	2	—
Total derivative (loss) gain		$34	$20

The notional amount, estimated fair value and maturity of our derivative financial instruments were as follows:

	Notional Amount	Fair Value	Expiration Dates
	(Dollars in millions)
March 31, 2016
Derivatives designated as hedging instruments:
Liabilities (1)
Interest rate swaps on FHLB advances	$1,025	$47	2023-2026
Derivatives not designated as hedging instruments:
Assets (2)
U.S. Treasury, swap and euro dollar futures	$2,369	$2	2016-2019
Mortgage backed securities forwards	365	1	2016
Rate lock commitments	5,698	61	2016
Interest rate swaps and swaptions	1,988	56	2016-2046
Total derivative assets	$10,420	$120
Liabilities (1)
U.S. Treasury, swap and euro dollar futures	$2,969	$1	2016-2020
Mortgage backed securities forwards	5,384	29	2016
Rate lock commitments	11	—	2016
Interest rate swaps	485	14	2016-2026
Total derivative liabilities	$8,849	$44
December 31, 2015
Derivatives not designated as hedging instruments:
Liabilities (1)
Interest rate swaps on FHLB advances	$825	$4	2023-2025
Assets (2)
U.S. Treasury, swap and euro dollar futures	$1,892	$—	2016-2019
Mortgage backed securities forwards	1,931	7	2016
Rate lock commitments	3,593	26	2016
Interest rate swaps and swaptions	1,554	25	2016-2035
Total derivative assets	$8,970	$58
Liabilities (1)
U.S. Treasury, swap and euro dollar futures	$768	$1	2016-2019
Mortgage backed securities forwards	2,655	6	2016
Rate lock commitments	168	—	2016
Interest rate swaps	422	7	2016-2025
Total derivative liabilities	$4,013	$14

(1)	Derivatives liabilities are included in other liabilities on the Consolidated Statements of Financial Condition.

(2)	Derivative assets are included in other assets on the Consolidated Statements of Financial Condition.

The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount	Gross Amounts Netted in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral
	(Dollars in millions)
March 31, 2016
Derivatives designated as hedging instruments:
Liabilities
Interest rate swaps on FHLB advances (1)	$47	$—	$47	$—	$34

Derivatives not designated as hedging instruments:
Assets
U.S. Treasury, swap and euro dollar futures	$2	$1	$1	$—	$—
Mortgage backed securities forwards	1	—	1	—	1
Interest rate swaps and swaptions (1)	56	—	56	—	14
Total derivative assets	$59	$1	$58	$—	$15

Liabilities
U.S. Treasury, swap and euro dollar futures	$1	$1	$—	$—	$3
Mortgage backed securities forwards	29	—	29	—	27
Interest rate swaps	14	—	14	—	7
Total derivative liabilities	$44	$1	$43	$—	$37

December 31, 2015
Derivatives designated as hedging instruments:
Liabilities
Interest rate swaps on FHLB advances	$4	$—	$4	$—	$19

Derivatives not designated as hedging instruments:
Assets
Mortgage backed securities forwards	$7	$—	$7	$—	$4
Interest rate swaps and swaptions	25	—	25	—	10
Total derivative assets	$32	$—	$32	$—	$14

Liabilities
U.S. Treasury, swap and euro dollar futures	$1	$—	$1	$—	$2
Mortgage backed securities forwards	6	—	6	—	8
Interest rate swaps and swaptions	7	—	7	—	12
Total derivative liabilities	$14	$—	$14	$—	$22

(1)
Additional funds are pledged to a Central Counterparty Clearing House in the amount of $42 million as of March 31, 2016 and $7 million as of December 31, 2015 to maintain initial margin requirements. This collateral is in addition to the amount required to be maintained for potential market changes shown in the cash collateral column above.

We pledged a total of $71 million of cash collateral to counterparties and had an obligation to return cash of $15 million at March 31, 2016 for derivative activities. We pledged a total of $41 million of cash collateral to counterparties and had an obligation to return cash of $14 million at December 31, 2015 for derivative activities. The net cash pledged is restricted and is included in other assets on the Consolidated Statements of Financial Condition.

Note 9 – Federal Home Loan Bank Advances

The portfolio of Federal Home Loan Bank advances includes short-term fixed rate advances, long-term LIBOR adjustable advances, and long-term fixed rate advances. The following is a breakdown of the advances outstanding:

	March 31, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$1,250	0.38%	$2,116	0.32%
Long-term LIBOR adjustable advances	1,025	0.80%	825	0.70%
Long-term fixed rate advances (1)	600	1.37%	600	1.37%
Total	$2,875	0.74%	$3,541	0.59%

(1)	Includes the current portion of fixed rate advances of $175 million at both March 31, 2016 and December 31, 2015.

We settled $375 million in long-term fixed rate Federal Home Loan Bank advances during the fourth quarter 2015, which resulted in a gain on extinguishment of debt of $3 million, included in other noninterest income.

At March 31, 2016, we had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and we may access that line to the extent that collateral is provided. At March 31, 2016, we had $2.9 billion of advances outstanding and an additional $0.7 billion of collateralized borrowing capacity available at Federal Home Loan Bank. The advances can be collateralized by non-delinquent single-family residential first mortgage loans, loans with government guarantees, certain other loans and investment securities.

At March 31, 2016, $1.0 billion of the outstanding advances were adjustable rate based on the three-month LIBOR index. Interest rates on these advances reset every three months and the advances may be prepaid without penalty, with notification at scheduled three month intervals after an initial 12 month lockout period. The outstanding advances included $1.0 billion in a cash flow hedge relationship as discussed in Note 8 of the Notes to the Consolidated Financial Statements, herein.

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Maximum outstanding at any month end	$3,557	$1,625
Average outstanding balance	3,222	1,161
Average remaining borrowing capacity	704	1,894
Weighted average interest rate	1.10%	1.08%

The following outlines our Federal Home Loan Bank advance final maturity dates as of March 31, 2016:

March 31, 2016
(Dollars in millions)
2016	$1,425
2017	50
2018	125
2019	—
Thereafter	1,275
Total	$2,875

We are required to maintain a minimum amount of qualifying collateral. In the event of default, the Federal Home Loan Bank advance is similar to a secured borrowing, whereby the Federal Home Loan Bank has the right to sell the pledged collateral to settle the fair value of the outstanding advances.

Note 10 – Debt

The following table presents the carrying value on each junior subordinated note, along with the related interest rates of the long-term debt as of the dates indicated:

	March 31, 2016		December 31, 2015
	(Dollars in millions)
Trust Preferred Securities
Floating Three Month LIBOR
Plus 3.25%, matures 2032	$26	3.88%	$26	3.85%
Plus 3.25%, matures 2033	26	3.87%	26	3.57%
Plus 3.25%, matures 2033	26	3.88%	26	3.85%
Plus 2.00%, matures 2035	26	2.62%	26	2.32%
Plus 2.00%, matures 2035	26	2.62%	26	2.32%
Plus 1.75%, matures 2035	51	2.38%	51	2.26%
Plus 1.50%, matures 2035	25	2.12%	25	1.82%
Plus 1.45%, matures 2037	25	2.08%	25	1.96%
Plus 2.50%, matures 2037	16	3.13%	16	3.01%
Total long-term debt	$247		$247

Trust Preferred Securities

We sponsored nine trust subsidiaries, which issued trust preferred securities to third-party investors and loaned the proceeds to us in the form of junior subordinated notes included in long-term debt. The notes held by each trust are the sole assets of that trust.

The trust preferred securities outstanding are junior subordinated notes which are callable by us. Interest is payable quarterly at a rate equal to the interest rate being earned by the trust on the notes held by the trusts; however, we may defer interest payments for up to 20 quarters without default or penalty. In January 2012, we exercised our contractual rights to defer interest payments with respect to trust preferred securities. The payments are periodically evaluated and will be reinstated when appropriate, subject to the provisions of our Supervisory Agreement and Consent Order. At March 31, 2016, we have deferred for 17 quarters and have $29 million accrued for these deferred interest payments.

Note 11 - Representation and Warranty Reserve

The following table shows the activity impacting the representation and warranty reserve:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Balance, beginning of period	$40	$53
Provision (benefit)
Charged to gain on sale for current loan sales	2	2
Charged to representation and warranty benefit	(2)	(2)
Total	—	—
Charge-offs, net	—	—
Balance, end of period	$40	$53

At the time a loan is sold, an estimate of the fair value of such loss associated with the mortgage loans is recorded in the representation and warranty reserve in the Consolidated Statements of Financial Condition and charged against the net gain on loan sales in the Consolidated Statements of Operations. Subsequent to the sale, the liability is re-measured on an ongoing basis based on an estimate of probable future losses. Changes in the estimate are recorded in the representation and warranty provision (benefit) on the Consolidated Statements of Operations.

Note 12 — Warrants

May Investor Warrant

We granted warrants (the "May Investor Warrants") to the May Investors on January 30, 2009 under anti-dilution provisions applicable to certain investors (the "May Investors") in our May 2008 private placement capital raise.

For the three months ended March 31, 2016, there were no May Investor Warrants exercised. The May Investors held warrants to purchase 615,962 shares at an exercise price of $10.00 at March 31, 2016.

The May Investor Warrants do not meet the definition of a contract that is indexed to our own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as "other liabilities" on the Consolidated Statements of Financial Condition and are measured at fair value. Warrant liabilities are valued using a binomial lattice model and are classified within Level 2 of the valuation hierarchy. Significant observable inputs include share price, expected volatility, a risk free rate and an expected life.

At March 31, 2016 and December 31, 2015, the liability from May Investors Warrants amounted to $7 million and $8 million, respectively. Warrant liabilities are reported in "other liabilities" on the Consolidated Statements of Financial Condition. See Note 19 of the Notes to the Consolidated Financial Statements, herein, for additional recurring fair value disclosures. The warrants are accounted for under the equity method.

TARP Warrant

On January 30, 2009, we sold to the U.S. Treasury 266,657 shares of Series C fixed rate cumulative non-convertible perpetual preferred stock ("Series C Preferred Stock") and a warrant to purchase up to approximately 645,138 shares of Common Stock at an exercise price of $62.00 per share (the "Warrant") for $267 million. The Series C Preferred Stock qualifies as Tier 1 capital and currently pays cumulative dividends quarterly at a rate of 9 percent per annum. The Warrant is exercisable through 2019.

Note 13 - Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss) for each type of investment securities available-for-sale, investment securities held-to-maturity, and cash flow hedges:

	Held-to-Maturity Securities	Available-for-Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss) Net of Tax
	(Dollars in millions)
Accumulated other comprehensive income (loss) ("AOCI")
Balance at December 31, 2015, net of tax	$5	$—	$(3)	$2
Net unrealized loss, net of tax	—	15	(32)	(17)
Reclassifications out of AOCI	—	—	4	4
Balance at March 31, 2016, net of tax	$5	$15	$(31)	$(11)

Balance at December 31, 2014, net of tax	$—	$8	$—	$8
Net unrealized gain, net of tax	—	15	—	15
Balance at March 31, 2015, net of tax	$—	$23	$—	$23

Note 14 – Stockholders’ Equity

Preferred Stock

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred stock at March 31, 2016 is summarized as follows:

	Rate	Earliest Redemption Date	Shares Outstanding	Preferred Shares	Additional Paid in Capital
				(Dollars in millions)
Series C Preferred Stock	9.0%	1/31/2012	266,657	$—	$267

Our Series C Preferred Stock was issued under the Troubled Asset Relief Program ("TARP") Capital Purchase Program. The U.S. government subsequently sold the Series C Preferred Stock to unrelated third-parties. At March 31, 2016, we have deferred $94 million of dividend payments, which is not reflected in the Consolidated Financial Statements until paid.

Note 15 – Earnings Per Share

Basic earnings per share, excluding dilution, is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that could then share in our earnings.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions, except share data)

Net income	$39	$32
Deferred cumulative preferred stock dividends	(8)	(7)
Net income applicable to common stock	$31	$25
Weighted average shares
Weighted average common shares outstanding	56,513,715	56,385,454
Effect of dilutive securities
May Investor warrants (1)	305,219	232,474
Stock-based awards	782,050	157,111
Weighted average diluted common shares	57,600,984	56,775,039
Earnings per common share
Basic earnings per common share	$0.56	$0.43
Effect of dilutive securities
May Investor warrants (1)	—	—
Stock-based awards	(0.02)	—
Diluted earnings per share	$0.54	$0.43

(1)	Exercise price of $10.00 per share and a fair value of $7 million at March 31, 2016.

Under the terms of the Series C Preferred Stock we may defer dividend payments. We elected to defer dividend payments beginning with the February 2012 dividend. Although not included in quarterly net income from continuing operations, the deferral still impacts net income applicable to common stock for the purpose of calculating earnings per share, as shown above. The cumulative amount in arrears as of March 31, 2016 is $94 million.

Note 16 – Income Taxes

The provision for income taxes in interim periods require us to make a best estimate of the effective tax rate expected to be applicable for the full year. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Provision for income taxes	$21	$18
Effective tax provision rate	34.3%	36.7%

We believe that it is unlikely that the unrecognized tax benefits will change by a material amount during the next 12 months. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Note 17 — Regulatory Matters

Regulatory Capital

We, along with the Bank, must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that could have a material effect on the Consolidated Financial Statements. On January 1, 2015, the Basel III rules became effective and include transition provisions through 2018.

To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both March 31, 2016 and December 31, 2015. There have been no conditions or events that management believes have changed our or the Bank’s category.

The following table shows the regulatory capital ratios as of the dates indicated:

Bancorp	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
March 31, 2016
Tangible capital (to tangible assets)	$1,453	11.04%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,453	11.04%	$527	4.0%	$658	5.0%
Common equity Tier 1 capital (to RWA)	1,032	13.96%	332	4.5%	480	6.5%
Tier 1 capital (to risk-weighted assets)	1,453	19.67%	443	6.0%	591	8.0%
Total capital (to risk-weighted assets)	1,549	20.97%	591	8.0%	739	10.0%
December 31, 2015
Tangible capital (to tangible assets)	$1,435	11.51%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,435	11.51%	$499	4.0%	$624	5.0%
Common equity Tier 1 capital (to RWA)	1,065	14.09%	340	4.5%	491	6.5%
Tier 1 capital (to risk-weighted assets)	1,435	18.98%	454	6.0%	605	8.0%
Total capital (to risk-weighted assets)	1,534	20.28%	605	8.0%	756	10.0%
N/A - Not applicable

Bank	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
March 31, 2016
Tangible capital (to tangible assets)	$1,509	11.43%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,509	11.43%	$528	4.0%	$660	5.0%
Common equity tier 1 capital (to RWA)	1,509	20.34%	334	4.5%	482	6.5%
Tier 1 capital (to risk-weighted assets)	1,509	20.34%	445	6.0%	594	8.0%
Total capital (to risk-weighted assets)	1,605	21.63%	594	8.0%	742	10.0%
December 31, 2015
Tangible capital (to tangible assets)	$1,472	11.79%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,472	11.79%	$500	4.0%	$625	5.0%
Common equity tier 1 capital (to RWA)	1,472	19.42%	341	4.5%	493	6.5%
Tier 1 capital (to risk-weighted assets)	1,472	19.42%	455	6.0%	607	8.0%
Total capital (to risk-weighted assets)	1,570	20.71%	607	8.0%	758	10.0%
N/A - Not applicable

Note 18 – Legal Proceedings, Contingencies and Commitments

Legal Proceedings

We and our subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business operations. In addition, the Bank is routinely named in civil actions throughout the country by borrowers and former borrowers relating to the origination, purchase, sale, and servicing of mortgage loans. From time to time, governmental agencies also conduct investigations or examinations of various mortgage-related practices of the Bank. In the course of such investigations or examinations, the Bank cooperates with such agencies and provides information as requested.

We assess the liabilities and loss contingencies in connection with such pending or threatened legal and regulatory proceedings on at least a quarterly basis and establish accruals when we believe it is probable that a loss may be incurred and that the amount of such loss can be reasonably estimated. Once established, litigation accruals are adjusted, as appropriate, in light of additional information.

Management does not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements, or that the ultimate outcome of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

DOJ litigation settlement

We elected the fair value option to account for the liability representing the obligation to make future additional payments under the DOJ litigation settlement. The executed settlement agreement with the DOJ establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability.

At March 31, 2016 the remaining future payments totaled $118 million for which we used a discounted cash flow model to estimate the current fair value. The model utilizes estimates including our forecasts of net income, balance sheet and capital levels and considers multiple scenarios and possible outcomes as a result of the uncertainty inherent in those inputs which impact the estimated timing of the additional payments. These scenarios are probability weighted and consider the view of a market participant to estimate the fair value of the liability. The fair value of the DOJ litigation settlement liability was $84 million at both March 31, 2016 and December 31, 2015, respectively.

At both March 31, 2016 and December 31, 2015, excluding the fair value liability relating to the DOJ litigation settlement, our total accrual for contingent liabilities was $2 million.

Commitments

A summary of the contractual amount of significant commitments is as follows:

	March 31, 2016	December 31, 2015
	(Dollars in millions)
Commitments to extend credit
Mortgage loans interest-rate lock commitments	$5,710	$3,792
HELOC commitments	166	150
Other consumer commitments	31	22
Warehouse loan commitments	973	871
Standby and commercial letters of credit	13	13
Commercial and industrial commitments	157	151
Other commercial commitments	683	497

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Commitments generally have fixed expiration dates or other termination clauses. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us, upon extension of credit is based on management's credit evaluation of the counterparties.

We enter into mortgage interest-rate lock commitments with our customers. These commitments are considered to be derivative instruments and changes in the fair value of these commitments are recorded in the Consolidated Statements of Financial Condition in other assets. Further discussion on derivative instruments is included in Note 8 of the Notes to the Consolidated Financial Statements, herein.

We have unfunded commitments under our contractual arrangement with the HELOC borrowers. Commitments to extend, originate or purchase credit are primarily lines of credit to consumers and have specified rates and maturity dates. Many of these commitments also have adverse change clauses, which allow us to cancel the commitment due to deterioration in the borrowers’ creditworthiness.

Other consumer commitments are conditional commitments issued to accommodate the financial needs of customers. The commitments are under various terms to lend funds to consumers, which include revolving credit agreements, term loan commitments and short-term borrowing agreements.

Warehouse loan commitments are lines of credit provided to mortgage originators to fund loans they originate and then sell. The proceeds of the sale of the loans are used to repay the draw on the line used to fund the loans.

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

These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the Consolidated Statements of Financial Condition. Our exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We utilize the same credit policies in making commitments and conditional obligations as we do for balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition established in the contract.

We maintain a reserve for the estimate of probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The balance of $3 million and $2 million for March 31, 2016 and December 31, 2015, respectively, is reflected in other liabilities on the Consolidated Statements of Financial Condition.

Note 19 – Fair Value Measurements

We utilize fair value measurements to record or disclose the fair value on certain assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability through an orderly transaction between market participants at the measurement date. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, we use present value techniques and other valuation methods to estimate the fair values of our financial instruments. These valuation models rely on market-based parameters when available, such as interest rate yield curves or credit spreads. Unobservable inputs may be based on management's judgment, assumptions and estimates related to credit quality, our future earnings, interest rates and other relevant inputs. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

Valuation Hierarchy

U.S. GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements. The hierarchy is based on the transparency of the inputs used in the valuation process with the highest priority given to quoted prices available in active markets and the lowest priority to unobservable inputs where no active market exists, as discussed below.

Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets in which we can participate as of the measurement date;

Level 2 - Quoted prices for similar instruments in active markets, and other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

Level 3 - Unobservable inputs that reflect our own assumptions about the assumptions that market participants would use in pricing and asset or liability.

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

Assets

Investment securities available-for-sale. These securities are comprised of U.S. government sponsored agencies and municipal obligations. We measure fair value using prices obtained from pricing services. A review is performed on the security prices received from the pricing services, which includes discussion and analysis of the inputs used by the pricing services to value our securities and comparisons to independent pricing. Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase), and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including quotes for similar fixed-income securities, matrix pricing, discounted cash flow using benchmark curves or other factors to determine fair value. Investment securities are classified within level 2 of the valuation hierarchy.

Loans held-for-sale. We generally estimate the fair value of loans held-for-sale based on quoted market prices for securities backed by similar types of loans. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair value of loans was computed by discounting cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral. These loans are classified as level 2.

Loans held-for-investment. Loans held-for-investment are generally recorded at amortized cost. Such loans are not recorded at fair value on a recurring basis. However, from time to time, a loan becomes impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value less costs to sell, market value of similar debt, or discounted cash flows. The fair value of the underlying collateral is determined, where possible, using market prices derived from appraisals or market evaluations which are considered a nonrecurring level 3 valuation. Fair value may also be measured using the present value of expected cash flows discounted at the loan's effective interest rate.

Loans held-for-investment that are recorded at fair value on a recurring basis are loans that were previously recorded as loans held-for-sale but subsequently transferred to the held-for-investment category. As we elected the fair value option for the held-for-sale loans, they continue to be reported at fair value and measured consistent with the level 2 methodology for loans held-for-sale. Certain HELOC loans have been recorded in the Consolidated Financial Statement as loans held-for-investment at fair value. We record these loans as a recurring level 3 valuation. Also included in loans held-for-investment are the second mortgage loans which are carried at fair value and valued using a discounted estimated net future cash flow model and are classified within the level 3 valuation hierarchy as the model utilizes significant inputs which are unobservable.

Repossessed assets. Repossessed assets are measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the repossessed asset. The fair value of repossessed assets, upon initial recognition, are estimated using level 3 inputs based on appraisals or evaluations. The significant unobservable inputs used in the level 3 fair value measurements of our impaired loans and repossessed assets primarily relate to internal valuations or analysis.

Mortgage Servicing Rights. The current market for MSRs is not sufficiently liquid to provide participants with quoted market prices. Therefore, we use an option-adjusted spread valuation approach to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. Management obtains third-party valuations of the MSR portfolio on a quarterly basis from independent valuation experts to assess the reasonableness of the fair value calculated by our internal valuation model. In certain circumstances, based on the probability of the completion of a sale of MSRs pursuant to a bona-fide purchase offer, we consider the bid price of that offer and identifiable transaction costs in comparison to the calculated fair value and may adjust the estimate of fair value to reflect the terms of the pending transaction. Due to the nature of the valuation inputs, MSRs are classified within level 3 of the valuation hierarchy.

Derivative financial instruments. Certain classes of derivative contracts are listed on an exchange and are actively traded, and they are therefore classified within level 1 of the valuation hierarchy. These include U.S. Treasury futures and U.S. Treasury options. Our forward loan sale commitments, swap futures and interest rate swaps are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within level 2 of the valuation hierarchy. Rate lock commitments are valued using internal models with significant unobservable market parameters and therefore are classified within level 3 of the valuation hierarchy. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

We use interest rate swaps to hedge the forecasted cash flows from our underlying variable-rate FHLB advances in a qualifying cash flow hedge accounting relationship. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statement of Financial Condition and reclassified into interest expense along with the debt interest expense in the same period in which the identified hedge transaction is recognized in earnings.

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

Litigation settlement. Upon settlement of the DOJ litigation settlement, we elected the fair value option to account for the liability representing the remaining future payments. As of March 31, 2016 the fair value totaled $84 million, using a discount rate of 7.3 percent for which we use a discounted cash flow model to determine the current fair value. The model utilizes our forecast and considers multiple scenarios including possible outcomes that impact the timing of the additional payments which are discounted using a risk free rate adjusted for nonperformance risk that represents our credit risk. These scenarios are probability weighted and consider the view of an independent market participant to estimate the most likely fair value of the liability.

The liability is classified within level 3 of the valuation hierarchy as the projections of earnings and growth rate and other assumptions are unobservable inputs which affect the estimated timing of the cash flow payments. We consider factors which could affect those projections from the perspective of a market participant, which is incorporated into the assessment of fair value. The litigation settlement is included in other liabilities on the Consolidated Statements of Financial Condition and changes in the fair value of the litigation settlement will be recorded each quarter in other noninterest expense on the Consolidated Statements of Operations.

Assets and liabilities measured at fair value on a recurring basis

The following tables present the financial instruments carried at fair value as of March 31, 2016 and December 31, 2015, by caption on the Consolidated Statement of Financial Condition and by level in the valuation hierarchy (as described above):

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2016	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$767	$—	$767
Agency - Residential	—	507	—	507
Municipal obligations	—	40	—	40
Loans held-for-sale
Residential first mortgage loans	—	2,571	—	2,571
Loans held-for-investment
Residential first mortgage loans	—	7	—	7
Second mortgage loans	—	—	40	40
HELOC loans	—	—	55	55
Mortgage servicing rights	—	—	281	281
Derivative assets
Rate lock commitments	—	—	61	61
U.S. Treasury, swap and euro dollar futures	2	—	—	2
Mortgage backed securities forwards	—	1	—	1
Interest rate swaps and swaptions	—	56	—	56
Total derivative assets	2	57	61	120
Total assets at fair value	$2	$3,949	$437	$4,388
Derivative liabilities
U.S. Treasury, swap and euro dollar futures	$(1)	$—	$—	$(1)
Interest rate swap on FHLB advances	—	(47)	—	(47)
Mortgage backed securities forwards	—	(29)	—	(29)
Interest rate swaps and swaptions	—	(14)	—	(14)
Total derivative liabilities	(1)	(90)	—	(91)
Warrant liabilities	—	(7)	—	(7)
DOJ litigation settlement	—	—	(84)	(84)
Total liabilities at fair value	$(1)	$(97)	$(84)	$(182)

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2015	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$766	$—	$766
Agency - Residential	—	514	—	514
Municipal obligations	—	14	—	14
Loans held-for-sale
Residential first mortgage loans	—	2,541	—	2,541
Loans held-for-investment
Residential first mortgage loans	—	6	—	6
Second mortgage loans	—	—	42	42
HELOC loans	—	—	64	64
Mortgage servicing rights	—	—	296	296
Derivative assets
Rate lock commitments	—	—	26	26
Mortgage backed securities forwards	—	7	—	7
Interest rate swaps and swaptions	—	25	—	25
Total derivative assets	—	32	26	58
Total assets at fair value	$—	$3,873	$428	$4,301
Derivative liabilities
U.S. Treasury, swap and euro dollar futures	$(1)	$—	$—	$(1)
Mortgage backed securities forwards	—	(6)	—	(6)
Interest rate swap on FHLB advances	—	(4)	—	(4)
Interest rate swaps	—	(7)	—	(7)
Total derivative liabilities	(1)	(17)	—	(18)
Warrant liabilities	—	(8)	—	(8)
DOJ litigation settlement	—	—	(84)	(84)
Total liabilities at fair value	$(1)	$(25)	$(84)	$(110)

We had no transfers of assets or liabilities recorded at fair value between fair value levels during the three months ended March 31, 2016 and 2015.

We utilized US Treasury future, forward agency and loan sales and interest rate swaps to manage the risk associated with mortgage servicing rights and rate lock commitments. The assets and/or liabilities transferred are valued at the end of the period. Gains and losses for individual lines in the tables do not reflect the effect of our risk management activities related to such level 3 instruments.

Fair value measurements using significant unobservable inputs

The tables below include a roll forward of the Consolidated Statement of Financial Condition amounts for the three months ended March 31, 2016 and 2015 (including the change in fair value) for financial instruments classified by us within level 3 of the valuation hierarchy:

		Recorded in Earnings		Recorded in OCI
Three Months Ended March 31, 2016	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases / Originations	Sales	Settlements	Balance at End of Period	Changes in Unrealized Gains / (Losses) Held at End of Period
Assets	(Dollars in millions)
Loans held-for-investment
Second mortgage loans	$42	$1	$—	$—	$—	$—	$(3)	$40	$1
HELOC loans	64	—	—	—	—	—	(9)	55	—
Mortgage servicing rights	296	(48)	—	—	57	(24)	—	281	(32)
Totals	$402	$(47)	$—	$—	$57	$(24)	$(12)	$376	$(31)
Liabilities
DOJ litigation settlement	$(84)	$—	$—	$—	$—	$—	$—	$(84)	$—
Derivative financial instruments (net)
Rate lock commitments	$26	$62	$—	$—	$81	$(95)	$(13)	$61	$20

Three Months Ended March 31, 2015
Assets
Other investments	$100	$—	$—	$—	$—	$—	$—	$100	$—
Investment securities available-for-sale
Municipal obligation	2	—	—	—	—	—	(2)	—	—
Loans held-for-investment
Second mortgage loans	53	—	—	—	—	—	(3)	50	—
HELOC loans	132	(4)	—	—	—	—	(15)	113	(2)
Mortgage servicing rights	258	(26)	—	—	68	(22)	—	278	(8)
Totals	$545	$(30)	$—	$—	$68	$(22)	$(20)	$541	$(10)
Liabilities
Long-term debt	$(84)	$—	$(2)	$—	$—	$—	$16	$(70)	$—
DOJ litigation settlement	(82)	—	—	—	—	—	—	(82)	—
Totals	$(166)	$—	$(2)	$—	$—	$—	$16	$(152)	$—
Derivative financial instruments (net)
Rate lock commitments	$31	$37	$—	$—	$98	$(97)	$(14)	$55	$17
Totals	$31	$37	$—	$—	$98	$(97)	$(14)	$55	$17

The following tables present the quantitative information about recurring level 3 fair value financial instruments and the fair value measurements as of March 31, 2016 and December 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2016	(Dollars in millions)
Assets
Second mortgage loans	$40	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% - 10.8% (9.0%) 11.7% - 17.5% (14.6%) 2.6% - 3.9% (3.3%)
HELOC loans	$55	Discounted cash flows	Discount rate	7.4% - 11.1% (9.2%)
Mortgage servicing rights	$281	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	6.5% - 9.8% (8.2%) 12.4% - 17.9% (15.2%) $57 - $86 ($72)
Liabilities
DOJ litigation settlement	$(84)	Discounted cash flows	Discount rate	5.9% - 8.8% (7.3%)
Derivative financial instruments
Rate lock commitments	$61	Consensus pricing	Origination pull-through rate	65.0% - 97.4% (81.2%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2015	(Dollars in millions)
Assets
Second mortgage loans	$42	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% - 10.8% (9.0%) 13.5% - 20.2% (16.9%) 2.6% - 4.0% (3.3%)
HELOC loans	$64	Discounted cash flows	Discount rate	6.8% - 10.1% (8.4%)
Mortgage servicing rights	$296	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	6.6% - 9.9% (8.2%) 10.3% - 14.8% (12.6%) $57 - $86 ($72)
Liabilities
DOJ litigation settlement	$(84)	Discounted cash flows	Discount rate	4.9% - 9.5% (7.2%)
Derivative financial instruments
Rate lock commitments	$26	Consensus pricing	Origination pull-through rate	67.6% - 101.5% (84.6%)

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

The HELOC loans are valued utilizing a loan-level discounted cash flow model which projects expected cash flows given three potential outcomes: (1) paid-in-full at scheduled maturity, (2) default at scheduled maturity (foreclosure), and (3) modification at scheduled maturity into an amortizing HELOC. Loans are placed into the potential outcome buckets based on their underlying current delinquency, FICO scores and property CLTV all of which are unobservable inputs. Estimated cash flows are then discounted back using an unobservable discount rate. Loans within the HELOC portfolio contain FICO scores with a minimum of 447, maximum of 817, and a weighted average of 673. For the HELOC loans, increases (decreases) in the discount rate, in isolation, would lower (higher) the fair value measurement.

The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation would result in a significantly lower (higher) fair value measurement. Additionally, the key economic assumptions used in determining the fair value of MSRs capitalized during the three months ended March 31, 2016 and 2015 periods were as follows:

	Three Months Ended March 31,
	2016	2015
Weighted average life (in years)	7.3	7.3
Weighted average constant prepayment rate	13.8%	13.6%
Weighted average option adjusted spread	7.29%	8.53%

The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows:

	March 31, 2016	December 31, 2015
Weighted average life (in years)	6.4	7.3
Weighted average constant prepayment rate	15.2%	12.6%
Weighted average option adjusted spread	8.18%	8.24%

The significant unobservable input used in the fair value measurement of the rate lock commitments is the pull through rate. The pull through rate is a statistical analysis of our actual rate lock fallout history to determine the sensitivity of the residential mortgage loan pipeline compared to interest rate changes and other deterministic values. New market prices are applied based on updated loan characteristics and new fallout ratios (i.e., the inverse of the pull through rate) are applied accordingly. Significant increases (decreases) in the pull through rate in isolation would result in a significantly higher (lower) fair value measurement.

The significant unobservable input used in the fair value measurement of the DOJ litigation settlement is the discount rate. Significant increases (decreases) in the discount rate in isolation could result in a marginally lower (higher) fair value measurement.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below:

	Total (1)	Level 2	Level 3
	(Dollars in millions)
March 31, 2016
Loans held-for-sale (2)	$7	$7	$—
Impaired loans held-for-investment (3)
Residential first mortgage loans	16	—	16
Commercial and industrial loans	1	—	1
Repossessed assets (4)	14	—	14
Totals	$38	$7	$31
December 31, 2015
Loans held-for-sale (2)	$8	$8	$—
Impaired loans held-for-investment (3)
Residential first mortgage loans	40	—	40
Commercial real estate loans	2	—	2
Repossessed assets (4)	17	—	17
Totals	$67	$8	$59

(1)	The fair values are obtained at various dates during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.

(2)
We recorded less than $1 million and $1 million in fair value losses on loans held-for-sale for which we did not elect the fair value option (included in interest income on the Consolidated Statements of Operations) during the three months ended March 31, 2016 and March 31, 2015, respectively.

(3)
We recorded $11 million and $4 million in fair value losses on impaired loans (included in provision (benefit) for loan losses on Consolidated Statements of Operations) during the three months ended March 31, 2016 and March 31, 2015, respectively.

(4)
We recorded less than $1 million in losses related to write downs of repossessed assets based on the estimated fair value of the specific assets during the three months ended March 31, 2016 and recognized net gain of $1 million on sales of repossessed assets (both write downs and net gains/losses are included in assets resolution expense on the Consolidated Statements of Operations) during the three months ended March 31, 2016. We recorded $1 million in losses related to write downs of repossessed assets based on the estimated fair value of the specific assets during the three months ended March 31, 2015 and recognized a net loss of zero on sales of repossessed assets during the three months ended March 31, 2015.

The following tables present the quantitative information about nonrecurring level 3 fair value financial instruments and the fair value measurements as of March 31, 2016 and December 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2016	(Dollars in millions)
Impaired loans held-for-investment
Residential first mortgage loans	$16	Fair value of collateral	Loss severity discount	35% - 45% (40.2%)
Commercial and industrial loans	$1	Fair value of collateral	Loss severity discount	50% - 60% (55.1%)
Repossessed assets	$14	Fair value of collateral	Loss severity discount	12% - 88% (57.3%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2015	(Dollars in millions)
Impaired loans held-for-investment
Residential first mortgage loans	$40	Fair value of collateral	Loss severity discount	35% - 45% (35.2%)
Commercial real estate loans	$2	Fair value of collateral	Loss severity discount	45% - 55% (50.1%)
Repossessed assets	$17	Fair value of collateral	Loss severity discount	16% - 100% (48.7%)

Nonrecurring Significant Unobservable Inputs

The significant unobservable inputs used in the fair value measurement of the impaired loans and repossessed assets are appraisals or other third-party price evaluations which incorporate measures such as recent sales prices for comparable properties.

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	March 31, 2016
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$724	$724	$724	$—	$—
Investment securities	2,567	2,584	—	2,584	—
Loans held-for-sale	2,591	2,593	—	2,593	—
Loans with government guarantees	462	447	—	447	—
Loans held-for-investment, net	5,478	5,442	—	7	5,435
Repossessed assets	14	14	—	—	14
Federal Home Loan Bank stock	172	172	—	172	—
Mortgage servicing rights	281	281	—	—	281
Bank owned life insurance	265	265	—	265	—
Other assets, foreclosure claims	202	202	—	202	—
Derivative financial instruments, assets	120	120	2	57	61
Liabilities
Retail deposits
Demand deposits and savings accounts	(5,024)	(4,790)	—	(4,790)	—
Certificates of deposit	(905)	(918)	—	(918)	—
Government deposits	(1,112)	(1,098)	—	(1,098)	—
Company controlled deposits	(1,428)	(1,370)	—	(1,370)	—
Federal Home Loan Bank advances	(2,875)	(2,865)	—	(2,865)	—
Other long-term debt	(247)	(81)	—	(81)	—
Warrant liabilities	(7)	(7)	—	(7)	—
DOJ litigation settlement	(84)	(84)	—	—	(84)
Derivative financial instruments, liabilities	(91)	(91)	(1)	(90)	—

	December 31, 2015
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$208	$208	$208	$—	$—
Investment securities available-for-sale	1,294	1,294	—	1,294	—
Investment securities held-to-maturity	1,268	1,262	—	1,262	—
Loans held-for-sale	2,576	2,578	—	2,578	—
Loans with government guarantees	485	469	—	469	—
Loans held-for-investment, net	6,165	6,121	—	6	6,115
Repossessed assets	17	17	—	—	17
Federal Home Loan Bank stock	170	170	—	170	—
Mortgage servicing rights	296	296	—	—	296
Bank owned life insurance	178	178	—	178	—
Other assets, foreclosure claims	210	210	—	210	—
Derivative financial instruments, assets	58	58	—	32	26
Liabilities
Retail deposits
Demand deposits and savings accounts	(5,008)	(4,744)	—	(4,744)	—
Certificates of deposit	(826)	(833)	—	(833)	—
Government deposits	(1,062)	(1,045)	—	(1,045)	—
Company controlled deposits	(1,039)	(947)	—	(947)	—
Federal Home Loan Bank advances	(3,541)	(3,543)	—	(3,543)	—
Long-term debt	(247)	(89)	—	(89)	—
Warrant liabilities	(8)	(8)	—	(8)	—
DOJ litigation settlement	(84)	(84)	—	—	(84)
Derivative financial instruments, liabilities	(18)	(18)	(1)	(17)	—

The methods and assumptions used by us in estimating fair value of financial instruments which are required for disclosure only, are as follows:

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

Fair Value Option

We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to mitigate a divergence between accounting losses and economic exposure. Interest income on loans held-for-sale is accrued on the principal outstanding primarily using the "simple-interest" method.

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended March 31,
	2016	2015
Assets	(Dollars in millions)
Loans held-for-sale
Net gain on loan sales	$144	$105
Loans held-for-investment
Other noninterest income	—	(20)
Liabilities
Long-term debt
Other noninterest income	$—	$(15)

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of March 31, 2016 and December 31, 2015 for assets and liabilities for which the fair value option has been elected:

	March 31, 2016			December 31, 2015
	(Dollars in millions)
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
Assets
Nonaccrual loans
Loans held-for-sale	$1	$1	$—	$1	$—	$(1)
Loans held-for-investment	21	11	(10)	21	10	(11)
Total nonaccrual loans	$22	$12	$(10)	$22	$10	$(12)
Other performing loans
Loans held-for-sale	$2,457	$2,570	$113	$2,451	$2,541	$90
Loans held-for-investment	102	91	(11)	112	101	(11)
Total other performing loans	$2,559	$2,661	$102	$2,563	$2,642	$79
Total loans
Loans held-for-sale	$2,458	$2,571	$113	$2,452	$2,541	$89
Loans held-for-investment	123	102	(21)	133	111	(22)
Total loans	$2,581	$2,673	$92	$2,585	$2,652	$67
Liabilities
Litigation settlement (1)	$(118)	(84)	$34	$(118)	(84)	$34

(1)	We are obligated to pay $118 million in installment payments upon meeting certain performance conditions.

Note 20 – Segment Information

Our operations are conducted through four operating segments: Mortgage Originations, Mortgage Servicing, Community Banking and Other, which includes the remaining reported activities. Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The operating segments have been determined based on the products and services offered and reflect the manner in which financial information is currently evaluated by management. Each segment operates under the same banking charter, but is reported on a segmented basis for this report. Each of the operating segments is complementary to each other and because of the interrelationships of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

Effective January 1, 2016, we reorganized our reportable segments to align with our new management reporting structure and to align with our long-term strategy. All prior periods were reclassified to be consistent with the current presentation. Prior to the reorganization, representation and warranty reserves were reported in the Mortgage Servicing segment and the MSR asset and associated costs were reported in the Other segment. As a result of this change, representation and warranty reserves, as well as the MSR asset and associated costs are now reported in the Mortgage Originations segment.

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

The Mortgage Servicing segment services and sub-services mortgage loans, on a fee basis, for others. Also, the Mortgage Servicing segment services, on a fee basis, residential mortgages held-for-investment by the Community Banking segment and mortgage servicing rights held by the Mortgage Originations segment. The Mortgage Servicing segment may also collect ancillary fees, such as late fees, and earns income through the use of noninterest-bearing escrows.

The Community Banking segment originates loans, provides deposits and fee based services to consumer, business, and mortgage lending customers through its Branch Banking, Business, and Commercial Banking, Government Banking, Warehouse Lending and Held-for-Investment Portfolio groups. Products offered through these teams include checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, commercial loans, and warehouse lines of credit. Other financial services available to consumer and commercial customers include lines of credit, revolving credit, customized treasury management solutions, equipment leasing, inventory, and accounts receivable lending and capital markets services such as interest rate risk protection products.

The Other segment includes the treasury functions, funding revenue associated with stockholders' equity, the impact of interest rate risk management, the impact of balance sheet funding activities, and miscellaneous other expenses of a corporate nature. Treasury functions include administering the investment securities portfolios, balance sheet funding, and interest rate risk management. In addition, the Other segment includes revenue and expenses related to treasury and corporate assets and liabilities and equity not directly assigned or allocated to the Mortgage Originations, Mortgage Servicing or Community Banking operating segments.

Revenues are comprised of net interest income (before the provision (benefit) for loan losses) and noninterest income. Noninterest expenses are fully allocated to each operating segment. Allocation methodologies may be subject to periodic adjustment as the internal management accounting system is revised and the business or product lines within the segments change.

The following tables present financial information by business segment for the periods indicated:

	Three Months Ended March 31, 2016
	Mortgage Originations	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$20	$6	$47	$6	$79
Net gain on loan sales	69	—	6	—	75
Representation and warranty benefit	2	—	—	—	2
Other noninterest income	4	13	7	4	28
Total net interest income and noninterest income	95	19	60	10	184
(Provision) benefit for loan losses	—	—	13	—	13
Asset resolution	—	(3)	—	—	(3)
Depreciation and amortization expense	(1)	(1)	(2)	(3)	(7)
Other noninterest expense	(57)	(24)	(43)	(3)	(127)
Total noninterest expense	(58)	(28)	(45)	(6)	(137)
Income (loss) before income taxes	37	(9)	28	4	60
Provision for income taxes	—	—	—	21	21
Net income (loss)	$37	$(9)	$28	$(17)	$39
Intersegment revenue	$1	$5	$(1)	$(5)	$—

Average balances
Loans held-for-sale	$2,731	$—	$178	$—	$2,909
Loans with government guarantees	—	475	—	—	475
Loans held-for-investment	11	—	5,657	—	5,668
Total assets	3,348	728	5,836	3,631	13,543
Deposits	—	1,157	6,893	—	8,050

	Three Months Ended March 31, 2015
	Mortgage Originations	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$15	$3	$39	$8	$65
Net gain on loan sales	96	—	(5)	—	91
Representation and warranty benefit	2	—	—	—	2
Other noninterest income	10	13	7	(4)	26
Total net interest income and noninterest income	123	16	41	4	184
(Provision) benefit for loan losses	—	—	4	—	4
Asset resolution	—	(7)	(1)	—	(8)
Depreciation and amortization expense	(1)	(1)	(1)	(3)	(6)
Other noninterest expense	(57)	(25)	(40)	(2)	(124)
Total noninterest expense	(58)	(33)	(42)	(5)	(138)
Income (loss) before income taxes	65	(17)	3	(1)	50
Provision for income taxes	—	—	—	18	18
Net income (loss)	$65	$(17)	$3	$(19)	$32
Intersegment revenue	$7	$3	$(5)	$(5)	$—

Average balances
Loans held-for-sale	$1,801	$—	$41	$—	$1,842
Loans with government guarantees	—	865	—	—	865
Loans held-for-investment	—	—	4,167	126	4,293
Total assets	2,324	1,170	4,106	3,256	10,856
Deposits	—	947	6,421	—	7,368

Note 21 – Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has voted to approve a year deferral of the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption. In April 2016, the FASB clarified the following two aspects: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Management is currently evaluating this guidance and does not expect this guidance to have a material impact on our Consolidated Financial Statements, but significant changes to disclosures in the Notes thereto will be required.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective retrospectively for fiscal years beginning after December 15, 2017 and early adoption is permitted. Management is currently evaluating this guidance and does not expect this guidance to have a material impact on our Consolidated Financial Statements, if any.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Section A - Leases: Amendments to the FASB Accounting Standards Codification, Section B - Conforming Amendments Related to Leases: Amendment to the FASB Accounting Standards Codification, Section C - Background Information and Basis For Conclusions. Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective retrospectively for fiscal years beginning after December 15, 2019 and early adoption is permitted. The guidance in ASU 2016-02 supersedes Topic 840, Leases. Management is currently evaluating this guidance and does not expect this guidance to have a material impact on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments. The amendments in ASU 2016-06 clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in ASU 2016-06 is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. ASU 2016-06 is effective retrospectively for fiscal years beginning after December 15, 2016 and early adoption is permitted. This guidance is not expected to have a material impact upon adoption on our Consolidated Financial Statements, but disclosures to the Notes thereto will be updated per the requirements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective retrospectively for fiscal years beginning after December 15, 2016 and early adoption is permitted. Management is currently evaluating this guidance and does not expect this guidance to have a material impact on our Consolidated Financial Statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say "we," "us," or "our," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference to "we," "us," or "our" will include our wholly owned subsidiary Flagstar Bank, FSB (the "Bank").

FORWARD – LOOKING STATEMENTS

Certain statements in this Form 10-Q, including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In addition, Flagstar Bancorp, Inc. also may make forward-looking statements in our other documents filed with or furnished to the SEC, and our management may make forward-looking statements orally to analysts, investors, representatives of the media and others.

Generally, forward-looking statements are not based on historical facts but instead represent management’s beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, believe, estimate, may increase, may fluctuate, and similar expressions or future or conditional verbs such as will, should, would and could. Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included within each individual business’ discussion and analysis of our results of operations and the factors listed and described in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1A to Part II of this Quarterly Report on Form 10-Q, which are incorporated by reference herein, for further information on these and other factors affecting us.

Any forward-looking statements made by or on behalf of Flagstar Bancorp, Inc. speak only as to the date they are made, and do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At March 31, 2016, based on our assets, we are the largest bank headquartered in Michigan and one of the top 10 largest savings banks in the United States. Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBC." We are considered a controlled company for NYSE purposes, because MP Thrift Investments, L.P. ("MP Thrift") held approximately 62.9 percent of our common stock as of March 31, 2016.

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

The majority of our total loan originations during the three months ended March 31, 2016 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale to the Agencies. At March 31, 2016, we originated or purchased residential mortgage loans in all 50 states, the U.S. Virgin Islands, and the District of Columbia through relationships with 508 mortgage brokers and 690 correspondents. At March 31, 2016, we also operated 26 retail locations located in 19 states, which primarily originate one-to-four family residential mortgage loans as part of our Mortgage Originations segment. In addition, we originate other consumer and commercial loans through our Community Banking segment. We have started to expand existing business lines, such as our distributed retail and direct-to-consumer mortgage origination businesses.

Our business also includes the activities conducted through our Community Banking segment. This segment provides deposits and fee based services to consumer, business, and mortgage lending customers through our Branch Banking, Business, and Commercial Banking, Government Banking, Warehouse Lending and Held-for-Investment Portfolio groups. We maintain a portfolio of commercial and industrial and commercial real estate loans with our commercial customers and we originate or purchase residential mortgage loans through referrals from our branches, consumer direct call center and our website, flagstar.com. At March 31, 2016, we operated 99 branches in Michigan. We leverage the customer relationships we have gained throughout our branch network to cross-sell products to existing customers and increase our customer base. We have started to invest in new business initiatives, including builder finance, as well as expand our commercial leasing business.

At March 31, 2016, we had 2,771 full-time equivalent employees inclusive of account executives and loan officers.

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions in those policies are critical to an understanding of our Consolidated Financial Statements, in Item 1. Financial Statements herein. These policies relate to: (a) fair value measurements; (b) the determination of our allowance for loan losses; (c) the accounting for income taxes; and (d) the determination of our representation and warranty reserve. We believe the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements and the Notes, in Item 1., are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements and the Notes, in Item 1., herein, to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, which is available on our website, flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

Selected Financial Ratios
(Dollars in millions, except share data)

	Three Months Ended March 31,
	2016	2015
Mortgage loans originated (1)	$6,352	$7,254
Mortgage loans sold and securitized	$6,948	$6,254
Interest rate spread	2.50%	2.60%
Net interest margin	2.66%	2.75%
Average common shares outstanding	56,513,715	56,385,454
Average fully diluted shares outstanding	57,600,984	56,775,039
Average interest earning assets	$11,871	$9,422
Average interest paying liabilities	$9,823	$7,505
Average stockholders' equity	$1,561	$1,423
Return on average assets	1.16%	1.16%
Return on average equity	10.08%	8.85%
Return on average common equity	12.15%	10.89%
Efficiency ratio	74.50%	74.80%
Equity-to-assets ratio (average for the period)	11.52%	13.11%
Charge-offs to average LHFI (2)	0.86%	3.97%
Charge-offs, to average LHFI adjusted (3)	0.40%	0.45%

	March 31, 2016	December 31, 2015
Book value per common share	$22.82	$22.33
Number of common shares outstanding	56,557,895	56,483,258
Mortgage loans serviced for others	$26,613	$26,145
Mortgage loans subserviced for others	$37,714	$40,244
Weighted average service fee (basis points)	28.2	27.7
Capitalized value of mortgage servicing rights	1.06%	1.13%
Mortgage servicing rights to Tier 1 capital	19.30%	20.63%
Ratio of allowance for loan losses to LHFI (2)	2.93%	3.00%
Ratio of nonperforming assets to total assets	0.49%	0.61%
Equity-to-assets ratio	11.34%	11.14%
Common equity-to-assets ratio	9.40%	9.20%
Tier 1 leverage ratio (to adjusted total assets)	11.04%	11.51%
Common equity Tier 1 capital ratio (to risk-weighted assets)	13.96%	14.09%
Total risk-based capital ratio (to risk-weighted assets)	20.97%	20.28%
Number of branches	99	99
Number of FTE employees	2,771	2,713

(1)	Includes residential first mortgage and second mortgage loans.

(2)	Excludes loans carried under the fair value option.

(3)	Excludes charge-offs of $6 million and $36 million related to the sale of loans during the three months ended March 31, 2016 and March 31, 2015, respectively.

Summary of Operations

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Net interest income	$79	$65
Provision (benefit) for loan losses	(13)	(4)
Total noninterest income	105	119
Total noninterest expense	137	138
Provision for income taxes	21	18
Net income	$39	$32
Income per share:
Basic	$0.56	$0.43
Diluted	$0.54	$0.43

Our net income for the three months ended March 31, 2016 increased $7 million, compared to the same period of 2015. The increase was primarily driven by an increase in net interest income after provision (benefit) for loan losses as a result of our strategic initiative executed throughout 2015 to replace lower credit quality assets with higher quality residential and commercial loans. As a result of this initiative, we were able to grow average interest earning assets by 27 percent from $9.4 billion during the three months ended March 31, 2015 to $11.9 billion during the three months ended March 31, 2016. This newly originated base of high credit quality interest earning assets is expected to generate a more consistent and higher level of net interest income consistent with what was experienced during the three months ended March 31, 2016.

Net Interest Income

The following table presents on a consolidated basis interest income from average assets and liabilities, expressed in dollars and yields:

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$2,909	$28	3.81%	$1,842	$19	4.01%
Loans with government guarantees	475	4	3.05%	865	5	2.45%
Loans held-for-investment
Consumer loans (1)	3,314	29	3.52%	2,615	25	3.85%
Commercial loans (1)	2,354	23	3.91%	1,678	16	3.95%
Total loans held-for-investment	5,668	52	3.68%	4,293	41	3.89%
Investment securities	2,692	17	2.51%	2,113	14	2.58%
Interest-earning deposits	127	—	0.52%	309	—	0.44%
Total interest-earning assets	11,871	101	3.39%	9,422	79	3.37%
Other assets	1,672			1,434
Total assets	$13,543			$10,856
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$445	$—	0.13%	$424	$—	0.14%
Savings deposits	3,722	7	0.79%	3,561	7	0.77%
Money market deposits	243	—	0.36%	257	—	0.25%
Certificates of deposit	856	2	0.92%	787	1	0.67%
Total retail deposits	5,266	9	0.74%	5,029	8	0.67%
Government deposits
Demand deposits	256	—	0.39%	225	—	0.39%
Savings deposits	419	1	0.52%	374	1	0.52%
Certificates of deposit	412	1	0.47%	357	—	0.35%
Total government deposits	1,087	2	0.47%	956	1	0.43%
Total deposits	6,353	11	0.69%	5,985	9	0.63%
Short-term debt	1,662	2	0.38%	—	—	—%
Long-term debt	1,560	7	1.86%	1,161	3	1.08%
Other debt	248	2	3.22%	359	2	2.39%
Total interest-bearing liabilities	9,823	22	0.89%	7,505	14	0.78%
Noninterest-bearing deposits (2)	1,697			1,383
Other liabilities	462			545
Stockholders’ equity	1,561			1,423
Total liabilities and stockholders' equity	$13,543			$10,856
Net interest-earning assets	$2,048			$1,917
Net interest income		$79			$65
Interest rate spread (3)			2.50%			2.60%
Net interest margin (4)			2.66%			2.75%
Ratio of average interest-earning assets to interest-bearing liabilities			120.9%			125.5%

(1)
Consumer loans include: residential first mortgage, second mortgage, HELOC, and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and warehouse lending loans.

(2)	Includes company controlled deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

Net interest income is the amount we earn on the average balances of our interest-earning assets, less the amount the average balances of our interest-bearing liabilities cost us. Interest income recorded on loans is adjusted by the amortization of net premiums, discounts, and deferred fees and charges.

Comparison to Prior Year Quarter

Net interest income increased $14 million to $79 million for the three months ended March 31, 2016, compared to $65 million for the three months ended March 31, 2015.

Our net interest margin for the three months ended March 31, 2016 was 2.66 percent, compared to 2.75 percent for the three months ended March 31, 2015. The decrease was driven primarily by higher interest rates on longer duration funding used to match fund our loan growth throughout 2015.

Average loans held-for-sale totaled $2.9 billion for the three months ended March 31, 2016, increasing $1.1 billion or 57.9 percent compared to the same period in 2015. The increase for the three months ended March 31, 2016 was primarily due to a higher beginning balance and the transfer of $787 million loans held-for-investment early in the quarter and not sold until the end of the quarter.
Average loans held-for-investment totaled $5.7 billion for the three months ended March 31, 2016, increasing $1.4 billion or 32.0 percent, compared to the three months ended March 31, 2015, primarily due to us retaining more loan production on the balance sheet along with growth in warehouse and commercial loans.
Average interest-bearing deposits were $6.4 billion during the three months ended March 31, 2016, increasing $368 million or 6.1 percent, compared to the three months ended March 31, 2015. The increase was led by a $237 million increase in retail interest-bearing deposits and a $131 million increase in government interest-bearing deposits primarily driven by growth in savings accounts and certificates of deposit.

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

	Three Months Ended March 31,
	2016 Versus 2015 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$(2)	$11	$9
Loans with government guarantees	1	(2)	(1)
Loans held-for-investment
Consumer loans (1)	(3)	7	4
Commercial loans (2)	—	7	7
Total loans held-for-investment	(3)	14	11
Investment securities	(1)	4	3
Total other interest-earning assets	$(5)	$27	$22
Interest-Bearing Liabilities
Retail deposits
Certificates of deposit	$1	$—	$1
Government deposits
Certificates of deposits	1	—	1
Total deposits	2	—	2
Short-term debt	(4)	6	2
Long-term debt	3	1	4
Total interest-bearing liabilities	$1	$7	$8
Change in net interest income	$(6)	$20	$14

(1)	Consumer loans include residential first mortgage, second mortgage, HELOC, and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and warehouse lending.

Provision (Benefit) for Loan Losses

Comparison to Prior Year Quarter

The provision (benefit) for loan losses was $(13) million during the three months ended March 31, 2016, compared to $(4) million during the three months ended March 31, 2015. The $13 million benefit resulted primarily from a decrease in residential first mortgage loans due to the sale of $787 million unpaid principal balance of performing residential loans and the sale of $96 million unpaid principal balance of nonperforming, TDR and non-agency residential mortgage loans during the three months ended March 31, 2016.

Net charge-offs for the three months ended March 31, 2016 decreased to $12 million, compared to $40 million for the three months ended March 31, 2015. For the three months ended March 31, 2016 net charge-offs included $6 million associated with the sale of $96 million unpaid principal balance of nonperforming, TDR and non-agency loans. For the three months ended March 31, 2015, net charge-offs included $36 million associated with loan sales. As a percentage of the average loans held-for-investment, net charge-offs for the three months ended March 31, 2016 decreased to 0.86 percent from 3.97 percent for the three months ended March 31, 2015. Excluding loan sales, net charge-offs as a percentage of the average loans held-for-investment were 0.40 percent during the three months ended March 31, 2016, compared to net charge-offs as a percentage of the average loans held-for-investment of 0.45 percent during the three months ended March 31, 2015.

See the section captioned "Allowance for Loan Losses" in this discussion for further analysis of the provision (benefit) for loan losses.

Noninterest Income

The following table sets forth the components of our noninterest income:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Net gain on loan sales	$75	$91
Loan fees and charges	15	17
Deposit fees and charges	6	6
Loan administration income	6	4
Net loss on mortgage servicing rights	(6)	(2)
Net loss on sale of assets	(2)	—
Representation and warranty benefit	2	2
Other noninterest income	9	1
Total noninterest income	$105	$119

The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period:

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)	$6,863	$5,027	$6,495	$6,804	$7,185
Net margin on mortgage rate lock commitments (fallout-adjusted) (1)	1.09%	0.92%	1.05%	1.21%	1.27%
Net gain on loan sales	$75	$46	$68	$83	$91
Net (loss) return on the mortgage servicing rights	$(6)	$9	$12	$9	$(2)
Gain on loan sales + net (loss) return on the MSR	$69	$55	$80	$92	$89
Residential loans serviced (number of accounts - 000's) (2)	340	361	369	378	385
Capitalized value of mortgage servicing rights	1.06%	1.13%	1.12%	1.15%	1.03%

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the level of interest rates.

(2)	Includes serviced for own loan portfolio, serviced for others and subserviced for others loans.

Comparison to Prior Year Quarter

Total noninterest income was $105 million during the three months ended March 31, 2016, which was a $14 million decrease from $119 million during the three months ended March 31, 2015. The decrease during the three months ended March 31, 2016, was primarily due to lower net gain on loan sales and a decline in the net return on the mortgage servicing asset, partially offset by an increase in other noninterest income.

Net gain on loan sales decreased $16 million to $75 million during the three months ended March 31, 2016, compared to $91 million for the three months ended March 31, 2015. The decrease was primarily due to lower net margin and a decline in fallout adjusted lock volume. The fallout-adjusted net margin on mortgage rate lock commitments decreased 18 basis points to 1.09 percent (including $9 million gain from the sale of $787 million unpaid principal balance of mortgage loans transferred from held-for-investment) during the three months ended March 31, 2016, compared to 1.27 percent for the three months ended March 31, 2015. The decline in margin was primarily driven by a return to more normalized margins during the three months ending March 31, 2016, as compared to stronger market pricing on higher demand during the three months ending March 31, 2015. For the three months ended March 31, 2016, the fallout-adjusted mortgage rate lock commitments decreased to $6.9 billion, compared to $7.2 billion in the three months ended March 31, 2015, primarily resulting from lower mortgage demand during the three months ended March 31, 2016.

Net loss on mortgage servicing rights was $6 million for the three months ended March 31, 2016, compared to a loss of $2 million during the three months ended March 31, 2015. The $4 million increase in loss was primarily due to a higher anticipated prepayment assumption as a result of lower interest rates.

Other noninterest income increased $8 million to $9 million during the three months ended March 31, 2016, compared to $1 million for the three months ended March 31, 2015. The improvement was primarily due to a $6 million fair value decline on HELOC loans that occurred in 2015 compared to a $1 million loss in 2016 with the remaining improvement being primarily driven by income on our bank owned life insurance which we did not hold in the first quarter of 2015 and higher gains on customer initiated interest rate swap derivatives.

Noninterest Expense

The following table sets forth the components of our noninterest expense:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Compensation and benefits	$68	$61
Commissions	10	10
Occupancy and equipment	22	20
Asset resolution	3	8
Federal insurance premiums	3	6
Loan processing expense	12	12
Legal and professional expense	9	9
Other noninterest expense	10	12
Total noninterest expense	$137	$138
Efficiency ratio	74.5%	74.8%

Comparison to Prior Year Quarter

Noninterest expense decreased $1 million to $137 million during the three months ended March 31, 2016, compared to $138 million during the three months ended March 31, 2015. The decrease during the three months ended March 31, 2016, was primarily due to a $5 million decrease in asset resolution expense primarily due to a decrease in default servicing and foreclosure costs, a $3 million decrease in federal insurance premiums due to an improvement our risk profile, partially offset by a $7 million increase in compensation and benefit expense driven by investment in new strategic initiatives and higher stock compensation expense.

Provision for Income Taxes

Our provision for income taxes for the three months ended March 31, 2016 was $21 million, compared to $18 million during the three months ended March 31, 2015. Our effective tax rate for the three months ended March 31, 2016 was 34.3 percent, compared to 36.7 percent for the three months ended March 31, 2015. The effective rate for the three months ended March 31, 2016 differs from the combined federal and state statutory tax rate primarily due to tax credits, changes in warrants and bank owned life insurance partially offset by non-deductible expenses.

For information relating to income taxes, see Note 16 of the Notes to the Consolidated Financial Statements, herein.

OPERATING SEGMENTS

Overview

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 20 of the Notes to Consolidated Financial Statements, herein, for a full understanding of our consolidated financial performance.

Effective January 1, 2016, we reorganized our reportable segments to align with our new management reporting structure and to align with our long-term strategy. All prior periods were reclassified to be consistent with the current presentation. Prior to the reorganization, representation and warranty reserves were reported in the Mortgage Servicing segment and the MSR asset and associated costs were reported in the Other segment. As a result of this change, representation and warranty reserves, as well as the MSR asset and associated costs are now reported in the Mortgage Originations segment.

The net income (loss) by operating segment is presented in the following table:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Mortgage Originations	$37	$65
Mortgage Servicing	(9)	(17)
Community Banking	28	3
Other	(17)	(19)
Total net income (loss)	$39	$32

Mortgage Originations

Comparison to Prior Year Quarter

The Mortgage Originations segment net income decreased $28 million to $37 million during the three months ended March 31, 2016, compared to $65 million in the three months ended March 31, 2015, primarily due to a decrease in net gain on loan sales driven by lower mortgage loan originations.

Mortgage Servicing

Comparison to Prior Year Quarter

The Mortgage Servicing segment reported a net loss of $9 million for the three months ended March 31, 2016, compared to a net loss of $17 million for the three months ended March 31, 2015. The $8 million decrease in net loss was primarily due to a $4 million decrease in asset resolution expense and an increase in net interest income. Asset resolution expense decreased primarily due to a decrease in default servicing expenses and lower foreclosure costs. Net interest income increased primarily due to an increase in average company controlled deposits.

Community Banking

Comparison to Prior Year Quarter

During the three months ended March 31, 2016, the Community Banking segment reported net income of $28 million, compared to $3 million for the three months ended March 31, 2015. The increase in net income was primarily due to an $11 million increase in net gain on loan sales, a $9 million increase in benefit for loan losses and a $7 million increase in net interest income. The gain on loan sale was primarily driven by the gain from the sale of $787 million unpaid principal balance of mortgage loans during the three months ended March 31, 2016. The provision (benefit) for loan losses improved primarily resulting from a decrease in residential first mortgage loans and the sale of nonperforming, TDR and non-agency loans. Net interest income increased primarily due to strong growth in average interest-earning assets, partially offset by a slight decrease in the net interest margin.

Other

Comparison to Prior Year Quarter

For the three months ended March 31, 2016, the Other segment net loss was $17 million, as compared to a net loss of $19 million for the three months ended March 31, 2015. The decrease in the net loss was primarily due to an increase in noninterest income related to a $1 million fair value adjustment during the three months ended March 31, 2016, compared to a $6 million fair value decline on HELOC loans that occurred during the three months ended March 31, 2015.

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

A comprehensive discussion of risk management and capital matters affecting us can be found in the Risk Factors section included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. Some of the more significant processes used to manage and control credit, liquidity, market, operational and capital risks are described in the following paragraphs.

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

Correspondent. In a correspondent transaction, an unaffiliated bank or mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at a market price. We perform a full review of each loan, whether purchased in bulk or not, purchasing only those that were originated in accordance with our underwriting guidelines. We have active correspondent relationships with 690 companies, including banks, credit unions and mortgage companies located in all 50 states.

Broker. In a broker transaction, an unaffiliated bank or mortgage brokerage company completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as "table funding") thereby becoming the lender of record. Currently, we have active broker relationships with 508 Mortgage brokers, credit unions and mortgage brokerage companies located in all 50 states.

Home Lending. In a home lending transaction, loans are originated through our nationwide network of stand-alone home loan centers, as well as referrals from our Community Banking segment and the national direct to consumer call center. When loans are originated on a retail basis, most aspects of the lending process are completed internally, including the origination documentation (inclusive of customer disclosures) as well as the funding of the transactions. At March 31, 2016, we maintained 26 retail locations (including two in Michigan and 17 outside of Michigan). At the same time, our centralized loan processing provides efficiencies and allows lending sales staff to focus on originations.

As of December 31, 2015, we are the 12th largest national originator of mortgage loans based on our residential first mortgage loan originations. The following tables disclose residential first mortgage loan originations by channel, type and mix for each respective period:

	Three Months Ended March 31, 2016
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in millions)
Correspondent	$4,761	$4,115	$5,584	$5,818	$5,026
Broker	1,270	1,406	1,930	2,170	1,829
Retail	312	294	353	450	393
Total	$6,343	$5,815	$7,867	$8,438	$7,248

Purchase originations	$2,688	$2,875	$4,357	$3,816	$2,648
Refinance originations	3,655	2,940	3,510	4,622	4,600
Total	$6,343	$5,815	$7,867	$8,438	$7,248

Conventional	$3,799	$3,351	$4,452	$5,152	$4,616
Government	1,525	1,416	1,908	1,710	1,351
Jumbo	1,019	1,048	1,507	1,576	1,281
Total	$6,343	$5,815	$7,867	$8,438	$7,248

Mortgage Servicing

The Mortgage Servicing segment services and subservices mortgage loans for others on a fee for service basis and may also collect ancillary fees and earn income through the use of noninterest bearing escrows. The Mortgage Servicing segment services residential mortgages for our own held-for-investment loan portfolio in the Community Banking segment for which it earns revenue via an intercompany service fee allocation. The segment also services and subservices loans for others, which primarily includes servicing Agency loans. Revenue for those serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the status of the underlying loans.

The following table presents the unpaid principal balance (net of write downs) of residential loans serviced and the number of accounts associated with those loans. We are a top 25 mortgage servicer in the nation.

	March 31, 2016		December 31, 2015
	Amount	Number of accounts	Amount	Number of accounts
	(Dollars in millions)
Residential loan servicing
Serviced for own loan portfolio (1)	$5,293	29,078	$6,088	30,683
Serviced for others	26,613	118,768	26,145	118,662
Subserviced for others (2)	37,714	192,423	40,244	211,740
Total residential loans serviced (2)	$69,620	340,269	$72,477	361,085

(1)	Includes loans held-for-investment (residential first mortgage, second mortgage, and HELOC), loans held-for-sale (residential first mortgage), loans with government guarantees and repossessed assets.

(2)	Does not include temporary short-term subservicing performed as a result of sales of servicing-released mortgage servicing rights. Includes repossessed assets.

Loans held-for-investment

Loans held-for-investment decreased from $6.4 billion at December 31, 2015, to $5.6 billion at March 31, 2016, primarily due to residential loan sales. Our commercial loan portfolio remained flat as the increase in our commercial real estate and commercial and industrial loans was offset by a decline in our outstanding warehouse lines.

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

At March 31, 2016, the largest geographic concentrations of our residential first mortgage loans in our held-for-investment portfolio were in California, Florida, and Michigan, which represented 50.6 percent of such loans outstanding.

The following table identifies our held-for-investment residential mortgages by major category, at March 31, 2016 and December 31, 2015:

	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
March 31, 2016	(Dollars in millions)
Residential first mortgage loans
Amortizing	$2,315	3.50%	753	753	314	68.1%	60.4%
Interest-only (4)	63	3.68%	755	758	322	61.3%	53.4%
Other (5)	11	3.42%	709	729	266	68.8%	61.0%
Total residential first mortgage loans	$2,389	3.50%	753	753	314	67.9%	60.2%

December 31, 2015
Residential first mortgage loans
Amortizing	$2,999	3.52%	752	752	304	68.3%	62.5%
Interest-only (4)	64	3.48%	753	755	320	62.0%	55.1%
Other (5)	13	3.29%	710	728	268	69.0%	62.1%
Total residential first mortgage loans	$3,076	3.52%	752	752	304	68.2%	62.4%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the three months ended March 31, 2016.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2015.

(4)	Includes only those loans that are currently in the interest-only phase of repayment. Loans originated as interest-only that are now amortizing are included in amortizing loans.

(5)	Primarily Option ARMs.

The following table identifies our residential first mortgage loans held-for-investment by major category, at March 31, 2016:

March 31, 2016	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
	(Dollars in millions)
Residential first mortgage loans
Amortizing
3/1 ARM	$62	3.72%	706	703	221	75.6%	57.0%
5/1 ARM	804	3.14%	756	757	317	64.5%	56.1%
7/1 ARM	863	3.31%	766	766	349	67.4%	61.1%
Other ARM	141	3.44%	756	755	335	73.7%	55.9%
Fixed mortgage loans	445	4.48%	728	725	250	73.1%	67.3%
Total amortizing	2,315	3.50%	753	753	314	68.1%	60.4%
Interest-only (4)	63	3.68%	755	758	322	61.3%	53.4%
Other (5)	11	3.42%	709	729	266	68.8%	61.0%
Total residential first mortgage loans	$2,389	3.50%	753	753	314	67.9%	60.2%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the three months ended March 31, 2016.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of December 31, 2015.

(4)	Includes only those loans that are currently in the interest-only phase of repayment. Loans originated as interest-only that are now amortizing are included in amortizing loans.

(5)	Primarily Option ARMs.

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

Set forth below as of March 31, 2016, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period and nonperforming loans do not reset while in the nonperforming status. Accordingly, the table below may include the same loans in more than one period. In addition, the table below excludes purchased loan portfolios.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in millions)
2016 (1)	N/A	$124	$137	$124
2017	$130	135	138	127
2018	131	137	141	129
Later years (2)	175	269	283	260

(1)	Reflects loans that have reset through March 31, 2016.

(2)	Later years reflect one reset period per loan.

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

Home Equity Line of Credit loans. Underwriting guidelines for our HELOC originations have been established to attract higher credit quality loans with long-term profitability. The minimum FICO is 680, maximum CLTV up to 89 percent, and the maximum debt-to-income ratio is 43 percent. HELOCs are adjustable-rate loans that generally contain a 10-year interest-only draw period followed by a 20-year amortizing period. We also offer HELOC loans for a term period of five to 15 years to repay. The minimum FICO is 680, maximum CLTV up to 89 percent, and the maximum debt-to-income ratio is 43 percent. Included in HELOC loans are interest-only loans. At March 31, 2016, the unpaid principal balance of our interest-only mortgage loans was $63 million.

Commercial loans held-for-investment. During the three months ended March 31, 2016, we have continued to grow our longer term commercial real estate and commercial and industrial loans. Our Commercial and Business Banking group includes relationships with relationship managers throughout Michigan's major markets. Our commercial loans held-for-investment totaled $2.7 billion at both March 31, 2016 and at December 31, 2015. The portfolio consists of three loan types: commercial real estate, commercial and industrial, and warehouse loans, each of which is discussed in more detail below.

The following table identifies the commercial loans held-for-investment portfolio by loan type and selected criteria at March 31, 2016 and December 31, 2015:

Commercial Loans Held-for-Investment
	March 31, 2016		December 31, 2015
	Balance	Average Note Rate	Balance	Average Note Rate
	(Dollars in millions)
Commercial real estate loans:
Fixed rate	$51	4.9%	$52	4.9%
Adjustable rate	804	3.0%	769	2.8%
Total commercial real estate loans	855		821
Net deferred fees and other	(4)		(7)
Total commercial real estate loans, net	$851		$814
Commercial and industrial loans:
Fixed rate	$47	4.8%	$44	4.7%
Adjustable rate	529	3.3%	512	3.0%
Total commercial and industrial loans	576		556
Net deferred fees and other	(5)		(4)
Total commercial and industrial loans, net	$571		$552
Warehouse loans:
Adjustable rate	$1,301	3.5%	$1,367	3.4%
Net deferred fees and other	(19)		(31)
Total warehouse loans, net	$1,282		$1,336
Total commercial loans:
Fixed rate	$98	4.9%	$96	4.8%
Adjustable rate	2,634	3.3%	2,648	3.1%
Total commercial loans	2,732		2,744
Net deferred fees and other	(28)		(42)
Total commercial loans, net	$2,704		$2,702

Commercial real estate loans. Our commercial real estate held-for-investment loan portfolio is comprised of loans that are collateralized by real estate properties intended to be income-producing in the normal course of business.

The following table discloses our total unpaid principal balance (net of write downs) of commercial real estate held-for-investment loans by geographic concentration and collateral type at March 31, 2016:

	State
Collateral Type	Michigan	California	Florida	Other	Total (1)
	(Dollars in millions)
Office	$118	$9	$27	$21	$175
Retail	153	7	—	—	160
Apartments	104	—	—	14	118
Industrial	80	10	—	5	95
Special purpose	83	1	1	—	85
Hotel/motel	49	—	—	—	49
Shopping center	41	—	—	—	41
Senior living facility	35	—	—	—	35
Single family residence, which includes land	35	—	—	—	35
Other	40	12	—	10	62
Total	$738	$39	$28	$50	$855
Percent	86.3%	4.6%	3.3%	5.8%	100.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

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

Warehouse lending. We also offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or draw-down on the line is collateralized by mortgage loans being funded and is paid off once the loan is sold to an outside investor which may include ourselves. Underlying mortgage loans are predominately originated using the agencies' underwriting standards. We believe we are increasing market share in the warehouse lending market through our strategic initiative to increase lending to customers who originate loans they then sell to outside third party investors. The aggregate committed amount of adjustable rate warehouse lines of credit granted to other mortgage lenders at both March 31, 2016 and December 31, 2015 was $2.3 billion, of which $1.3 billion was outstanding,

Credit Quality

Management considers a number of qualitative and quantitative factors in assessing the level of our allowance for loan losses. See the section captioned "Allowance for Loan Losses" in this discussion. As illustrated in the following tables, trends in certain credit quality characteristics such as nonperforming loans and past due statistics have recently shown signs of improvement. This is predominantly a result of the nonperforming and TDR loan sales, as well as run off of the legacy portfolios and the addition of new loans with strong credit characteristics to the held-for-investment portfolio.

The following table sets forth certain information about our nonperforming assets as of the end of each of the last five quarters:

NONPERFORMING LOANS AND ASSETS

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in millions)
Nonperforming loans held-for-investment	$27	$31	$37	$41	$56
Nonperforming TDRs	6	7	6	11	18
Nonperforming TDRs at inception but performing for less than six months	20	28	20	13	10
Total nonperforming loans held-for-investment (1)	53	66	63	65	84
Real estate and other nonperforming assets	14	17	17	18	16
Nonperforming assets held-for-investment, net	$67	$83	$80	$83	$100
Ratio of nonperforming assets to total assets	0.49%	0.61%	0.64%	0.69%	0.87%
Ratio of nonperforming loans held-for-investment to loans held-for-investment	0.95%	1.05%	1.15%	1.22%	1.81%
Ratio of allowance for loan losses to loans held-for-investment (2)	2.93%	3.00%	3.66%	4.31%	5.69%
Ratio of net charge-offs to average loans held-for-investment (annualized) (2)	0.86%	0.62%	1.84%	1.49%	3.97%
Ratio of nonperforming assets to loans held-for-investment and repossessed assets	1.20%	1.32%	1.45%	1.55%	2.15%
Ratio of nonperforming assets to Tier 1 capital + allowance for loan losses	4.15%	5.12%	5.03%	5.42%	6.62%

(1)
Does not include nonperforming loans held-for-sale of $6 million, $12 million, $14 million, $14 million and $19 million at March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively.

(2)	Excludes loans carried under the fair value option.

Past due loans held-for-investment

For all portfolios within the consumer and commercial loan portfolio, loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due (or nonperforming), or earlier when we become aware of information indicating that collection of principal and interest is in doubt. While it is the goal of management to collect on loans, we attempt to work out a satisfactory repayment schedule or modification with past due borrowers and will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our practices regarding past due loans are designed to both assist borrowers in meeting their contractual obligations and minimize losses incurred by the bank. When a loan is placed on nonaccrual status, the accrued interest income is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. At March 31, 2016, we had $64 million of past due loans held-for-investment. Of those past due loans, $53 million loans were nonperforming. At December 31, 2015, we had $80 million of past due loans held-for-investment. Of those past due loans, $66 million loans were nonperforming. The decrease from December 31, 2015 to March 31, 2016 was primarily due to the sale of nonperforming residential first mortgage loans.

Consumer loans. As of March 31, 2016, nonperforming consumer loans decreased from December 31, 2015, primarily due to the sale of nonperforming residential first mortgage loans. Net charge-offs in consumer loans totaled $12 million for the three months ended March 31, 2016, compared to $42 million three months ended March 31, 2015, primarily due to the charge-offs of $6 million and $36 million related to the sale or transfer of loans during the three months ended March 31, 2016 and March 31, 2015, respectively.

Commercial loans. As of March 31, 2016, nonperforming commercial loans totaled $1 million, compared to $2 million at December 31, 2015. There were no net charge-offs in commercial loans for the three months ended March 31, 2016, compared to recoveries of $2 million for the three months ended March 31, 2015.

The following table sets forth information regarding past due loans held-for-investment at the dates listed:

Days Past Due	March 31, 2016	December 31, 2015
	(Dollars in millions)
30 – 59 days
Consumer loans
Residential first mortgage	$5	$7
Second mortgage	1	—
HELOC	2	2
Other	—	1
Total 30-59 days past due	8	10
60 – 89 days
Consumer loans
Residential first mortgage	2	3
HELOC	1	1
Total 60-89 days past due	3	4
90 days or greater
Consumer loans
Residential first mortgage	41	53
Second mortgage	2	2
HELOC	9	9
Commercial loans
Commercial and industrial	1	2
Total 90 days or greater past due (1)	53	66
Total past due loans	$64	$80

(1)	Includes performing nonaccrual loans that are less than 90 days delinquent and for which interest cannot be accrued.

The $16 million decrease in total past due loans at March 31, 2016, compared to December 31, 2015 was primarily due to improved asset quality coupled with the sale of $6 million nonperforming residential first mortgage loans during the three month period ended March 31, 2016. The 30 to 59 days past due loans decreased to $8 million at March 31, 2016, compared to $10 million at December 31, 2015, primarily due to improved asset quality.

The following table sets forth information regarding loans held-for-investment and nonperforming loans (i.e., 90 days or greater past due loans) as to which we have ceased accruing interest:

	March 31, 2016
	Loans Held-for-Investment	Nonaccrual Loans	As a % of Loan Specified Portfolio	As a % of Nonaccrual Loans
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,410	$41	1.7%	77.3%
Second mortgage	129	2	1.6%	3.8%
HELOC	366	9	2.5%	17.0%
Other consumer	31	—	—%	—%
Total consumer loans	2,936	52	1.8%	98.1%
Commercial loans
Commercial real estate	851	—	—%	—%
Commercial and industrial	571	1	0.2%	1.9%
Warehouse lending	1,282	—	—%	—%
Total commercial loans	2,704	1	—%	1.9%
Total loans (1)	$5,640	$53	0.9%	100.0%
Less allowance for loan losses	(162)
Total loans held-for-investment, net	$5,478

(1)	Includes $12 million of nonaccrual loans carried under the fair value option at March 31, 2016.

Troubled debt restructurings (held-for-investment)

The following table provides a summary of TDRs by performing status:

	TDRs Held-for-Investment
	Performing	Nonperforming	Total
	(Dollars in millions)
March 31, 2016
Consumer loans (1)	$75	$25	$100
Commercial loans (2)	—	1	1
Total TDRs	$75	$26	$101
December 31, 2015
Consumer loans (1)	$101	$35	$136
Commercial loans (2)	—	—	—
Total TDRs	$101	$35	$136

(1)
Consumer loans include: residential first mortgage, second mortgage, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $12 million and $15 million at March 31, 2016 and December 31, 2015, respectively.

(2)	Commercial loans include: commercial real estate, commercial and industrial and warehouse loans.

Troubled debt restructurings ("TDRs") are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted. The decrease in our total TDR loans at March 31, 2016, compared to December 31, 2015 was primarily due to the sale of TDR loans during three months ended March 31, 2016. Nonperforming TDRs were 49.9 percent and 53.4 percent of total nonperforming loans at March 31, 2016 and December 31, 2015, respectively.

Nonperforming TDRs are included in nonaccrual loans. TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms. Performing TDRs are excluded from nonaccrual loans because it is reasonably assured that all contractual principal and interest due under the restructured terms will be collected. Within consumer nonperforming loans, residential first mortgage TDRs were 40.9 percent of residential first mortgage nonperforming loans at March 31, 2016, compared to 50.5 percent at December 31, 2015.

The $35 million decrease in TDRs loans at March 31, 2016, compared to December 31, 2015 was primarily due to the sale of $31 million TDR loans during the three months ended March 31, 2016.

The following table sets forth the activity during each of the periods presented with respect to performing TDRs and nonperforming TDRs:

	Three Months Ended March 31,
	2016	2015
Performing	(Dollars in millions)
Beginning balance	$101	$362
Additions	5	27
Transfer to nonperforming TDR	(2)	(4)
Transfer from nonperforming TDR	2	—
Principal repayments	(1)	(1)
Reductions (1)	(30)	(273)
Ending balance	$75	$111
Nonperforming
Beginning balance	$35	$46
Additions	4	3
Transfer from performing TDR	2	4
Transfer to performing TDR	(2)	—
Principal repayments	—	—
Reductions (1)	(13)	(25)
Ending balance	$26	$28

(1)	Includes loans paid in full or otherwise settled, sold or charged-off.

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

The allowance for loan losses decreased $25 million to $162 million at March 31, 2016, compared to $187 million at December 31, 2015. The decrease from December 31, 2015 was primarily driven by a decrease in residential first mortgage loans and the sale of $96 million unpaid principal balance of nonperforming, TDR and non-agency loans during the three months ended March 31, 2016.
The allowance for loan losses as a percentage of loans held-for-investment decreased to 2.9 percent as of March 31, 2016 from 3.0 percent as of December 31, 2015. At March 31, 2016, we had a 4.5 percent allowance coverage of our consumer loan portfolio, consistent with the decrease in consumer past due loans and a decrease in lower quality assets. The commercial loan allowance for loan losses coverage ratio was 1.3 percent at March 31, 2016, reflecting the low level of losses in the commercial loan portfolio.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category:

	March 31, 2016
	Loans Held-for-Investment	Percent of Portfolio	Allowance Amount	Allowance as a Percent of Loan Portfolio
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,404	43.4%	$95	4.0%
Second mortgage	88	1.6%	10	11.4%
HELOC	311	5.6%	20	6.4%
Other	31	0.6%	2	6.5%
Total consumer loans	2,834	51.2%	127	4.5%
Commercial loans
Commercial real estate	851	15.4%	19	2.2%
Commercial and industrial	571	10.3%	10	1.8%
Warehouse lending	1,282	23.1%	6	0.5%
Total commercial loans	2,704	48.8%	35	1.3%
Total consumer and commercial loans (1)	$5,538	100.0%	$162	2.9%
(1)     Excludes loans carried under the fair value option.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Beginning balance	$187	$297
Provision (benefit) for loan losses	(13)	(4)
Charge-offs
Consumer loans
Residential first mortgage (1)	(11)	(40)
Second mortgage	(1)	(1)
HELOC	(1)	(1)
Other consumer	(1)	(1)
Total consumer loans	(14)	(43)
Total charge offs	(14)	(43)
Recoveries
Consumer loans
HELOC	1	—
Other consumer	1	1
Total consumer loans	2	1
Commercial loans
Commercial real estate	—	2
Total commercial loans	—	2
Total recoveries	2	3
Charge-offs, net of recoveries	(12)	(40)
Ending balance	$162	$253
Net charge-off ratio (1)	0.86%	3.97%
Net charge-off ratio, adjusted (1) (2)	0.40%	0.45%

(1)	Excludes loans carried under the fair value option.

(2)	Excludes charge-offs of $6 million and $36 million related to the sale or transfer of loans during the three months ended March 31, 2016 and March 31, 2015, respectively.

Liquidity Risk

Liquidity risk is the risk that we will not have sufficient funds to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects our ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate and market opportunities. The ability of a financial institution to meet current financial obligations is a function of the balance sheet structure, the ability to liquidate assets, and access to various sources of funds.

We primarily originate agency-eligible loans held-for-sale and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, private party whole loan sales, or by pledging them to the Federal Home Loan Bank of Indianapolis and borrowing against them. We use the Federal Home Loan Bank of Indianapolis as a significant source for funding our residential mortgage banking business due to our flexibility in terms of being able to borrow or repay borrowings as daily cash needs require.

Our principal uses of funds include loan originations and operating expenses. At March 31, 2016, we had outstanding rate-lock commitments of $5.7 billion, compared to $3.8 billion at December 31, 2015. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commitments totaled $7.7 billion at March 31, 2016 and $5.5 billion at December 31, 2015.

The amount we can borrow, or the value we receive for the assets pledged to our liquidity providers, varies based on the amount and type of pledged collateral as well as the perceived market value of the assets and the "haircut" of the market value of the assets. That value is sensitive to the pricing and policies of our liquidity providers and can change with little or no notice.

In addition to operating expenses at a particular level of mortgage originations, our cash flows are fairly predictable and relate primarily to the funding cash outflows to originate or purchase residential first mortgages and cash inflows from sales of those residential first mortgages. Our mortgage warehouse funding line of business also generates cash flows as funds are extended to correspondent relationships to close new loans. Those loans are repaid when the correspondent sells the loan. Other material cash flows relate to growing our commercial lines of business and the loans we service for others and consist primarily of monthly principal, interest, taxes and insurance escrow payments.

Our Consolidated Statements of Cash Flows shows cash used in operating activities of $1.9 billion and $3.4 billion for the three months ended March 31, 2016 and 2015, respectively. This primarily reflects our mortgage operations and is a reflection of the manner in which we execute certain loan sales for which the cash outflow is included in operating activities and the corresponding cash inflow is included in the investing section.

As governed and defined by our internal liquidity policy, we maintain adequate excess liquidity levels appropriate to cover unanticipated liquidity needs. In addition to this liquidity, we also maintain targeted minimum levels of unused collateralized borrowing capacity as another cushion against unexpected liquidity needs. Each business day, we forecast 90 days of daily cash needs. This allows us to determine our projected near term daily cash fluctuations and also to plan and adjust, if necessary, future activities. As a result, in an adverse environment, we would be able to make adjustments to operations as required to meet the liquidity needs of our business, including adjusting deposit rates to increase deposits, planning for additional Federal Home Loan Bank borrowings, accelerating sales of loans held-for-sale (agencies and/or private), selling loans held-for-investment or securities, borrowing through the use of repurchase agreements, reducing originations, making changes to warehouse funding facilities, or borrowing from the discount window.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations.

Deposits

Our deposits consist of three primary categories: retail deposits, government deposits, and company controlled deposits. Total deposits increased $534 billion, or 6.7 percent at March 31, 2016, compared to December 31, 2015, primarily due to increases in company controlled deposits.

We have continued to focus on increasing our core deposit accounts such as branch and commercial demand deposits, savings and money market accounts. These core deposits provide a lower cost funding source to the Bank. During the three months ended March 31, 2016 our core deposits increased $15 million primarily driven by growth in commercial certificates of deposit and demand deposits, partially offset by a decline in retail savings accounts.

We utilize local governmental agencies, and other public units, as an additional source for deposit funding. These deposit accounts include $425 million of certificates of deposit with maturities typically less than one year and $687 million in checking and savings accounts at March 31, 2016.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. Certain deposits require us to reimburse the owner for the spread on these funds. This cost is a component of net loan administration income. During the three months ended March 31, 2016 these deposits increased $389 million, primarily due to an increase in loan prepayments due to higher refinance activity.

We participate in the Certificates of Deposit Account Registry Service ("CDARS") program, through which certain customer certificates of deposit ("CD") are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50 million. At March 31, 2016, we had $271 million of total CDs enrolled in the CDARS program.

The composition of our deposits was as follows:

	March 31, 2016			December 31, 2015
	(Dollars in millions)
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
Retail deposits
Branch retail deposits
Demand deposit accounts	$799	0.07%	9.4%	$797	0.07%	10.0%
Savings accounts	3,655	0.79%	43.2%	3,717	0.79%	46.8%
Money market demand accounts	157	0.15%	1.9%	163	0.15%	2.1%
Certificates of deposit/CDARS (1)	891	0.95%	10.5%	811	0.86%	10.2%
Total branch retail deposits	5,502	0.69%	65.0%	5,488	0.68%	69.2%
Commercial retail deposits
Demand deposit accounts	206	0.02%	2.4%	194	0.41%	2.4%
Savings accounts	39	0.64%	0.5%	34	0.56%	0.4%
Money market demand accounts	168	0.78%	2.0%	104	0.76%	1.3%
Certificates of deposit/CDARS (1)	14	1.03%	0.2%	14	1.03%	0.2%
Total commercial retail deposits	427	0.41%	5.0%	346	0.55%	4.3%
Total retail deposits subtotal	$5,929	0.70%	70.0%	$5,834	0.67%	73.5%
Government deposits
Demand deposit accounts	$240	0.39%	2.8%	$302	0.39%	3.8%
Savings accounts	447	0.52%	5.3%	363	0.51%	4.6%
Certificates of deposit/CDARS (1)	425	0.60%	5.0%	397	0.55%	5.0%
Total government deposits (2)	1,112	0.52%	13.1%	1,062	0.49%	13.4%
Company controlled deposits (3)	1,428	—%	16.9%	1,039	—%	13.1%
Total deposits (4)	$8,469	0.56%	100.0%	$7,935	0.56%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $978 million and $886 million at March 31, 2016 and December 31, 2015, respectively.

(2)	Government deposits include funds from municipalities and schools.

(3)
These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced, or subserviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $3.9 billion and $3.4 billion at March 31, 2016 and December 31, 2015, respectively.

Borrowings

The Federal Home Loan Bank provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the Federal Home Loan Bank using approved loan types as collateral. At March 31, 2016, we had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and we may access that line to the extent that collateral is provided. At March 31, 2016, we had $2.9 billion of advances outstanding and an additional $0.7 billion of collateralized borrowing capacity available at Federal Home Loan Bank.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At March 31, 2016, we had pledged commercial and industrial loans amounting to $265 million with a lendable value of $249 million. At December 31, 2015, we had pledged commercial and industrial loans amounting to $75 million with a lendable value of $45 million. At March 31, 2016 and December 31, 2015, we had no borrowings outstanding against this line of credit.

Federal Home Loan Bank advances. Federal Home Loan Bank advances decreased $666 million at March 31, 2016 from December 31, 2015. We rely upon advances from the Federal Home Loan Bank as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and long-term financing. The outstanding balance of Federal Home Loan Bank advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources. Our portfolio includes short-term fixed rate advances, long-term LIBOR adjustable advances, and long-term fixed rate advances. Interest rates on the LIBOR index advances reset every three-months and the advances may be prepaid without penalty, with notification, at scheduled three-month intervals after an initial 12-month lockout period.

See Note 9 of the Notes to the Consolidated Financial Statements, for additional information about Federal Home Loan Bank advances.

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

On January 27, 2012, we notified holders of the trust preferred securities our intention to exercise the contractual right to defer regularly scheduled quarterly payments of interest, beginning with the February 2012 payment. These payments will be periodically evaluated and reinstated when appropriate, subject to provisions of the Consent Order and Supervisory Agreement. At March 31, 2016, we have deferred interest payments for 17 consecutive quarters for a total amount of $29 million.

For information relating to debt, see Note 10 of the Notes to the Consolidated Financial Statements.

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

Financial instruments used to manage interest rate risk include derivative financial instruments such as interest rate swaps and forward sales commitments. Further discussion of the use of and the accounting for derivative instruments is included in Notes 8 and 19 of the Notes to Consolidated Financial Statements. All of our derivatives are accounted for at fair market value. All mortgage loan production originated for sale is accounted for on a fair value basis.

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

The following table is a summary of the changes in our net interest income that are projected to result from hypothetical changes in market interest rates. The interest rate scenarios presented in the table include interest rates as of March 31, 2016 and December 31, 2015 and adjusted by instantaneous parallel rate changes plus or minus 200 basis points. The minus 200 basis point shock scenario is a flattener scenario as rates are floored at zero given the current interest rate levels.

March 31, 2016
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$300	$30	11.0%
Constant	271	—	—%
(200)	224	(46)	(17.0)%
December 31, 2015
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$312	$6	2.0%
Constant	306	—	—%
(200)	258	(48)	(16.0)%

We have also projected the potential impact to net interest income in a hypothetical "bear flattener" interest rate scenario as of March 31, 2016. When increasing short-term interest rates instantaneously by 100 basis points and holding the longer term interest rates unchanged, the decrease to net interest income over a 12-month and 24-month period based on our forecasted balance sheet is a loss of $16 million and $39 million, respectively.

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

The following table is a summary of the changes in our EVE that are projected to result from hypothetical changes in market interest rates. EVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at March 31, 2016 and December 31, 2015, and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

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

If EVE increases in any interest rate scenario, that would indicate an increasing direction for the margin in that hypothetical rate scenario. A perfectly matched balance sheet would possess no change in the EVE, no matter what the rate scenario. The following table presents the EVE in the stated interest rate scenarios:

March 31, 2016					December 31, 2015
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change
	(Dollars in millions)					(Dollars in millions)
300	$1,857	13.6%	$(171)	(8.5)%	300	$1,788	14.6%	$(247)	(12.1)%
200	1,942	14.2%	(86)	(4.2)%	200	1,889	14.9%	(146)	(7.2)%
100	2,010	14.7%	(18)	(0.9)%	100	1,978	15.1%	(57)	(2.8)%
Current	2,028	14.8%	—	—%	Current	2,035	15.0%	—	—%
(100)	1,918	14.0%	(110)	(5.4)%	(100)	2,001	14.7%	(34)	(1.7)%

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

Mortgage servicing rights

At March 31, 2016, MSRs at fair value decreased $15 million to $281 million, compared to $296 million at December 31, 2015, primarily due to an increase in anticipated and actual prepayments and a bulk servicing sale of $2.7 billion in underlying loans.

Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs included in Tier 1 capital. We have continued to reduce our MSR concentration which should result in a decrease of the exclusion to our allowable capital levels under Basel III. Our ratio of MSRs to Tier 1 capital was 19.3 percent and 20.6 percent at March 31, 2016 and December 31, 2015, respectively.

The principal balance of the loans underlying our total MSRs was $26.6 billion at March 31, 2016, compared to $26.1 billion at December 31, 2015, primarily attributable to an increase in loan volume, partially offset by our bulk servicing sales of $2.7 billion in underlying loans.

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

Loans with government guarantees

The amount of loans with government guarantees totaled $462 million at March 31, 2016 and the loans which we have not yet repurchased but had the unilateral right to repurchase totaled $10 million and were classified as loans with government guarantees. At December 31, 2015, loans with government guarantees totaled $485 million and those loans which we had not yet repurchased but had the unilateral right to repurchase totaled $9 million and were classified as loans with government guarantees. The balance of this portfolio decreased at March 31, 2016, primarily due to loans with government guarantees transferred to held-for-sale and loan liquidations, partially offset by an increase in repurchased loans.

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

During the three months ended March 31, 2016, we had $7 million in Fannie Mae new repurchase demands and $6 million in Freddie Mac new repurchase demands.

The following table summarizes the trends with respect to key model attributes and assumptions for estimating the representation and warranty reserve:

	March 31, 2016	December 31, 2015
	(Dollars in millions)
UPB of loans sold (1)	$166,445	$162,301
Losses expected from put-backs (percent of loans sold) (2)	0.03%	0.03%

(1)	Includes unpaid principal balance of 2009 and later vintage loans sold to Fannie Mae and Freddie Mac through March 31, 2016.

(2)	Estimated losses from expected repurchases to be made (post appeal loss).

See Note 11 of the Notes to the Consolidated Financial Statements.

Capital

Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OCC of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by the board of directors of the proposed capital distribution. The 30-day period allows the OCC to determine whether the distribution would not be advisable. Because we are under the Consent Order, we currently must seek approval from the OCC prior to making a capital distribution from the Bank. In addition, under the Supervisory Agreement, the Company agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions. Under Federal Reserve requirements, the Bank must also obtain non-objection of the Federal Reserve prior to declaring or paying dividends.

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock") the Company may defer payments of dividends. Beginning with the February 2012 payment, we have exercised our contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of March 31, 2016, the amount of the arrearage on the dividend payments of the Series C Preferred Stock was $94 million. At the time that the Company pays the deferred dividends, this payment will result in a reduction of equity. Currently, the impact of the deferred dividends is removed from net income, for calculating our earnings per share. Subject to market conditions, regulatory approval, and other conditions, we continue to make progress on our plans to refinance our Series C Preferred Stock and restore interest payments on our trust preferred securities, thus enhancing our capital structure.

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

On September 29, 2014, the Bank entered into a Consent Order with the Consumer Financial Protection Bureau (the "CFPB"). The Consent Order relates to alleged violations of federal consumer financial laws arising from the Bank’s residential first mortgage loan loss mitigation practices and default servicing operations dating back to 2011. Under the terms of the Consent Order, the Bank has paid $28 million for borrower remediation and $10 million in civil money penalties. The settlement does not involve any admission of wrongdoing on the part of the Bank or our employees, directors, officers, or agents. For further information and a complete description of all of the terms of the Consent Order, please refer to our Current Report on Form 8-K filed on September 29, 2014.

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

Regulatory Capital Composition - Transition

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. We are currently subject to regulatory capital rules issued by U.S. banking regulators

Effective January 1, 2015, we became subject to the Basel III rules, which include certain transition provisions. Capital deductions related to the Company's MSRs and deferred tax assets are recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2018. When presented on a fully phased-in basis, capital, risk-weighted assets, and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized. As of March 31, 2016, the Company and the Bank were subject to the transitional phase-in limitation on deductions related to MSRs and certain deferred tax assets. The annual incremental change in the deductions due to the increase in the transitional phase-in from 40 percent in 2015 to 60 percent in 2016 reduced our regulatory capital ratios.

Effective January 1, 2016, we became subject to the capital conservation buffer under the Basel III rules, subjecting a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer above the minimum risk based capital requirements. The capital conservation buffer for 2016 must be greater than .625 percent in order to not be subject to limitations. The Company and the Bank had a capital conservation buffer of 9.46 percent and 13.63 percent, respectively as of March 31, 2016. When fully phased-in on January 1, 2019, the capital conservation buffer must be greater than 2.5 percent and will effectively increase the minimum common equity Tier 1 capital ratio to 7.0 percent, the minimum Tier 1 risk-based capital ratio to 8.5 percent and the minimum total risk-based capital ratio to 10.5 percent.

The new regulations grandfather the regulatory capital treatment of hybrid debt and equity securities, such as trust preferred securities issued prior to May 19, 2010, for banks or holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009. Although the Company continues to include our existing trust preferred securities as Tier 1 capital, the prohibition on the use of these securities as Tier 1 capital going forward may limit the Company’s ability to raise capital in the future.

At March 31, 2016, we were considered "well-capitalized" for regulatory purposes. The following tables show the regulatory capital ratios as of the dates indicated:

Bancorp	March 31, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Tier 1 leverage (to adjusted tangible assets)	$1,453	11.04%	$1,435	11.51%
Total adjusted tangible asset base (1)	13,167		12,474
Tier 1 capital (to risk-weighted assets)	$1,453	19.67%	$1,435	18.98%
Common equity Tier 1 (to RWA)	1,032	13.96%	1,065	14.09%
Total risk-based capital (to risk-weighted assets)	1,549	20.97%	1,534	20.28%
Risk-weighted asset base (1)	$7,387		$7,561

Bank	March 31, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Tier 1 leverage (to adjusted tangible assets)	$1,509	11.43%	$1,472	11.79%
Total adjusted tangible asset base (1)	13,200		12,491
Tier 1 capital (to risk-weighted assets)	$1,509	20.34%	$1,472	19.42%
Common equity Tier 1 (to RWA)	1,509	20.34%	1,472	19.42%
Total risk-based capital (to risk-weighted assets)	1,605	21.63%	1,570	20.71%
Risk-weighted asset base (1)	$7,421		$7,582
N/A - Not applicable

(1)	Based on adjusted total assets for purposes of Tier 1 leverage capital and risk-weighted assets for purposes Tier1, common equity Tier 1, and total risk-based capital.

Our Tier 1 leverage ratio decreased at March 31, 2016, compared to December 31, 2015, primarily resulting from an increase in the total adjusted tangible asset base which utilizes quarter-to-date average balances and an increase in the deductions related to DTAs and MSRs due to the change in the phase-in percentage from 40 percent in December to 60 percent in March.

The Tier 1 and Total Risk-Based capital ratios for the Company and the Bank increased as a result of the positive impact of earnings that was partially offset by the impact of the increase in the deductions related to DTAs and MSRs due to the change in the phase-in percentage. The Common Equity Tier 1 capital ratio for the company deceased primarily as a result of the increase in the deductions related to DTAs and MSRs due to the change in the phase-in percentage.

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

Certain regulatory capital ratios for the Bank and the Company as of March 31, 2016 are shown in the following table:

March 31, 2016	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Bank	Bancorp

Basel III Ratios (transitional)
Common equity Tier I capital ratio	4.50%	6.50%	20.34%	13.96%
Tier I leverage ratio	4.00%	5.00%	11.43%	11.04%

Basel III Ratios (fully phased-in) (1)
Common equity Tier I capital ratio	4.50%	6.50%	18.41%	10.72%
Tier I leverage ratio	4.00%	5.00%	10.73%	10.00%

(1)	See "Use of Non-GAAP Financial Measures."

Looking at the impact of a fully phased in implementation of Basel III, our Tier 1 leverage ratio would have been 10.00 percent and our Tier 1 common ratio would have been 10.72 percent at March 31, 2016. The impact to our Tier 1 leverage ratio is mostly driven by the treatment that mortgage servicing rights receive under Basel III. Over the long term, we plan to continue to reduce our mortgage servicing rights to Tier 1 ratio, taking into consideration market conditions to guide our pace of MSR reduction. At March 31, 2016, we had $281 million of mortgage servicing rights, representing 19.3 percent of Tier 1 capital. We will continue to look for opportunities to reduce our mortgage servicing rights exposure over time.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as the estimated Basel III ratios. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of the Company.

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

March 31, 2016	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)	Tier 1 Capital (to Risk Weighted Assets	Total Risk-Based Capital (to Risk-Weighted Assets)
Flagstar Bancorp	(Dollars in millions)
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in)
Basel III (transitional)	$1,032	$1,453	$1,453	$1,549
Increased deductions related to deferred tax assets, mortgage servicing rights, and other capital components	(237)	(152)	(152)	(151)
Basel III (fully phased-in) capital	$795	$1,301	$1,301	$1,398
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in)
Basel III assets (transitional)	$7,387	$13,167	$7,387	$7,387
Net change in assets	26	(152)	26	26
Basel III (fully phased-in) assets	$7,413	$13,015	$7,413	$7,413
Capital ratios
Basel III (transitional)	13.96%	11.04%	19.67%	20.97%
Basel III (fully phased-in)	10.72%	10.00%	17.55%	18.86%

March 31, 2016	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)	Tier 1 Capital (to Risk Weighted Assets	Total Risk-Based Capital (to Risk-Weighted Assets)
Flagstar Bank	(Dollars in millions)
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in)
Basel III (transitional)	$1,509	$1,509	$1,509	$1,605
Increased deductions related to deferred tax assets, mortgage servicing rights, and other capital components	(104)	(104)	(104)	(104)
Basel III (fully phased-in) capital	$1,405	$1,405	$1,405	$1,501
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in)
Basel III assets (transitional)	$7,421	$13,200	$7,421	$7,421
Net change in assets	213	(104)	213	213
Basel III (fully phased-in) assets	$7,634	$13,096	$7,634	$7,634
Capital ratios
Basel III (transitional)	20.34%	11.43%	20.34%	21.63%
Basel III (fully phased-in)	18.41%	10.73%	18.41%	19.66%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of March 31, 2016 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Bank’s management, including our principal executive and financial officers regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective as of March 31, 2016.

(b)
Changes in Internal Controls. There have been no changes in the Bank’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, the Company is party to legal proceedings incident to its business. See Note 18 of the Notes to Consolidated Financial Statements, in Item 1 Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended March 31, 2016.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended March 31, 2016.

Item 3. Defaults upon Senior Securities

The Company had no defaults on senior securities.

The following sets forth arrearage of the payment of dividends on preferred stock.

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock") the Company may defer payments of dividends. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and is therefore currently in arrears with the dividend payments. As of March 31, 2016, the amount of the arrearage on the dividend payments of the Series C Preferred Stock was $94 million.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

11	Statement regarding computation of per share earnings incorporated by reference to Note 15 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2016, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	May 10, 2016	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

11	Statement regarding computation of per share earnings incorporated by reference to Note 15 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2016, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.