Form 10-Q
period 2016-06-30
FLAGSTAR BANCORP INC
filed 2016-08-09
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of August 5, 2016, 56,576,203 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016
TABLE OF CONTENTS (continued)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash	$64	$54
Interest-earning deposits	120	154
Total cash and cash equivalents	184	208
Investment securities available-for-sale	1,145	1,294
Investment securities held-to-maturity	1,211	1,268
Loans held-for-sale ($3,071 and $2,541 measured at fair value, respectively)	3,091	2,576
Loans held-for-investment ($88 and $111 measured at fair value, respectively)	5,822	6,352
Loans with government guarantees	435	485
Less: allowance for loan losses	(150)	(187)
Total loans held-for-investment and loans with government guarantees, net	6,107	6,650
Mortgage servicing rights	301	296
Federal Home Loan Bank stock	172	170
Premises and equipment, net	259	250
Net deferred tax asset	333	364
Other assets	920	639
Total assets	$13,723	$13,715
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$2,109	$1,574
Interest bearing deposits	6,462	6,361
Total deposits	8,571	7,935
Short-term Federal Home Loan Bank advances	1,069	2,116
Long-term Federal Home Loan Bank advances	1,577	1,425
Other long-term debt	247	247
Representation and warranty reserve	36	40
Other liabilities ($84 and $84 measured at fair value, respectively)	624	423
Total liabilities	12,124	12,186
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding, respectively	267	267
Common stock $0.01 par value, 70,000,000 shares authorized; 56,575,779 and 56,483,258 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,491	1,486
Accumulated other comprehensive (loss) income	(19)	2
Accumulated deficit	(141)	(227)
Total stockholders’ equity	1,599	1,529
Total liabilities and stockholders’ equity	$13,723	$13,715

    The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income	(Unaudited)
Loans	$82	$74	$166	$139
Investment securities	17	15	34	29
Interest-earning deposits and other	—	1	—	1
Total interest income	99	90	200	169
Interest Expense
Deposits	11	11	22	20
Short-term debt	1	—	3	—
Long-term debt	8	4	15	7
Other debt	2	2	4	4
Total interest expense	22	17	44	31
Net interest income	77	73	156	138
Provision (benefit) for loan losses	(3)	(13)	(16)	(17)
Net interest income after provision (benefit) for loan losses	80	86	172	155
Noninterest Income
Net gain on loan sales	90	83	165	174
Loan fees and charges	19	19	34	36
Deposit fees and charges	6	6	12	12
Loan administration income	4	7	10	11
Net (loss) return on mortgage servicing rights	(4)	9	(10)	7
Net loss on sale of assets	—	(2)	(2)	(2)
Representation and warranty benefit	4	5	6	7
Other noninterest income (loss)	9	(1)	18	—
Total noninterest income	128	126	233	245
Noninterest Expense
Compensation and benefits	66	59	134	120
Commissions	14	11	24	21
Occupancy and equipment	21	20	43	40
Asset resolution	1	5	4	13
Federal insurance premiums	3	6	6	12
Loan processing expense	15	14	27	26
Legal and professional expense	6	8	15	17
Other noninterest expense	13	15	23	27
Total noninterest expense	139	138	276	276
Income before income taxes	69	74	129	124
Provision for income taxes	22	28	43	46
Net income	$47	$46	$86	$78
Income per share
Basic	$0.67	$0.69	$1.23	$1.12
Diluted	$0.66	$0.68	$1.21	$1.11
Weighted average shares outstanding
Basic	56,574,796	56,436,026	56,544,256	56,410,880
Diluted	57,751,230	57,165,072	57,623,081	56,971,133
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Net income	$47	$46	$86	78
Other comprehensive income, net of tax
Investment securities
Unrealized gain (loss) (net of tax effect $1, $9, $10 and $1, respectively)	1	(16)	16	—
Net change in unrealized gain (loss) on investment securities, net of tax	1	(16)	16	—
Derivatives and hedging activities
Unrealized loss (net of tax effect $3, $0, $19 and $0, respectively)	(12)	—	(44)	—
Less: Reclassification of net loss on derivative instruments	3	—	7	—
Net change in derivatives and hedging activities, net of tax	(9)	—	(37)	—
Other comprehensive (loss) income, net of tax	(8)	(16)	(21)	—
Comprehensive income	$39	$30	$65	$78

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Preferred Stock		Common Stock
	Number of Shares Outstanding	Amount of Preferred Stock	Number of Shares Outstanding	Amount of Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2014	266,657	$267	56,332,307	$1	$1,482	$8	$(385)	$1,373
(Unaudited)
Net income	—	—	—	—	—	—	78	78
Stock-based compensation	—	—	103,719	—	—	—	—	—
Balance at June 30, 2015	266,657	$267	56,436,026	$1	$1,482	$8	$(307)	$1,451
Balance at December 31, 2015	266,657	$267	56,483,258	$1	$1,486	$2	$(227)	$1,529
(Unaudited)
Net income	—	—	—	—	—	—	86	86
Total other comprehensive loss	—	—	—	—	—	(21)	—	(21)
Stock-based compensation	—	—	92,521	—	5	—	—	5
Balance at June 30, 2016	266,657	$267	56,575,779	$1	$1,491	$(19)	$(141)	$1,599
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows (In millions)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Operating Activities
Net income	$86	$78
Adjustments to reconcile net income to net cash used in operating activities:
(Benefit) provision for loan losses	(16)	(17)
Representation and warranty (benefit) provision	(6)	(7)
Depreciation and amortization	16	11
Deferred income taxes	31	43
Net gain on loan and asset sales	(163)	(171)
Change in fair value and other non-cash changes	(197)	(334)
Proceeds from sales of loans held-for-sale ("HFS")	9,761	9,764
Origination, premium paid and purchase of loans, net of principal repayments	(14,639)	(14,458)
Decrease (increase) in accrued interest receivable	1	(4)
(Increase) decrease in other assets	(58)	43
Increase in other liabilities	31	6
Net cash used in operating activities	(5,153)	(5,046)
Investing Activities
Proceeds from sale of available for sale securities including loans that have been securitized	5,943	4,558
Collection of principal on investment securities available-for-sale	68	124
Purchase of investment securities available-for-sale and other	(68)	(724)
Collection of principal on investment securities held-to-maturity ("HTM")	72	—
Purchase of investment securities HTM	(15)	—
Proceeds received from the sale of held-for-investment loans ("HFI")	228	710
Origination and purchase of loans HFI, net of principal repayments	(812)	(1,717)
Purchase of bank owned life insurance	(85)	(150)
Proceeds from the disposition of repossessed assets	9	13
Net (purchase) redemption of Federal Home Loan Bank stock	(2)	42
Acquisitions of premises and equipment, net of proceeds	(25)	(19)
Proceeds from the sale of mortgage servicing rights	21	100
Net cash provided by investing activities	5,334	2,937
Financing Activities
Net increase in deposit accounts	636	580
Net change in short-term borrowings	(1,047)	—
Proceeds from long-term Federal Home Loan Bank advances	150	14,480
Repayment of long-term Federal Home Loan Bank advances	—	(12,796)
Repayment of long-term debt	—	(50)
Net receipt (disbursement) of payments of loans serviced for others	52	(3)
Net receipt of escrow payments	4	8
Net cash (used in) provided by financing activities	(205)	2,219
Net (decrease) increase in cash and cash equivalents	(24)	110
Beginning cash and cash equivalents	208	136
Ending cash and cash equivalents	$184	$246
Supplemental disclosure of cash flow information
Interest paid on deposits and other borrowings	$37	$26
Income tax payments	$2	$3
Non-cash reclassification of loans originated HFI to loans HFS	$1,331	$775
Non-cash reclassification of mortgage loans originated HFS to HFI	$—	$27
Non-cash reclassification of mortgage loans HFS to AFS securities	$5,768	$4,566
Mortgage servicing rights resulting from sale or securitization of loans	$122	$146
Non-cash reclassification of loans with government guarantee to other assets	$—	$373

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

Note 2 – Investment Securities

As of June 30, 2016 and December 31, 2015, investment securities were comprised of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
June 30, 2016
Available-for-sale securities
Agency - Commercial	$626	$14	$—	$640
Agency - Residential	461	12	—	473
Municipal obligations	31	1	—	32
Total available-for-sale securities (1)	$1,118	$27	$—	$1,145
Held-to-maturity securities
Agency - Commercial	$635	$12	$—	$647
Agency - Residential	576	14	—	590
Total held-to-maturity securities (1)	$1,211	$26	$—	$1,237
December 31, 2015
Available-for-sale securities
Agency - Commercial	$766	$3	$(3)	$766
Agency - Residential	514	2	(2)	514
Municipal obligations	14	—	—	14
Total available-for-sale securities (1)	$1,294	$5	$(5)	$1,294
Held-to-maturity securities
Agency - Commercial	$634	$—	$(2)	$632
Agency - Residential	634	—	(4)	630
Total held-to-maturity securities (1)	$1,268	$—	$(6)	$1,262

(1)	There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at June 30, 2016 or December 31, 2015.

Credit related declines in the available-for-sale and held-to-maturity securities are classified as other than temporary impairments and are reported as a separate component of noninterest income within the Consolidated Statement of Operations. An impaired investment security is considered to be other than temporary if (1) we intend to sell the security; (2) it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover all contractually required principal and interest payments.

We evaluate our securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. During the three and six months ended June 30, 2016 and June 30, 2015, we had no other-than-temporary impairments.

Available-for-sale securities

Securities available-for-sale are carried at fair value, with unrealized gains reported as a component of other comprehensive income and unrealized losses reported as a component of other comprehensive income to the extent they are temporary in nature.

We purchased $40 million and $68 million, respectively, of available-for-sale securities, which included U.S. government sponsored agency mortgage-backed securities and municipal obligations, during the three and six months ended June 30, 2016. We purchased $72 million and $724 million, respectively, of available-for-sale securities, which included U.S. government sponsored agencies comprised of mortgage-backed securities and collateralized mortgage obligations during the three and six months ended June 30, 2015.

Gains (losses) on sales of available-for-sale securities are reported in other noninterest income in the Consolidated Statements of Operations. During both the three and six months ended June 30, 2016, there were $175 million in sales of available-for-sale securities, which did not include those related to mortgage loans that had been securitized for sale in the normal course of business. These sales resulted in a realized gain of $1 million during both the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, there were no sales of available-for-sale securities, except those related to mortgage loans that had been securitized for sale in the normal course of business.

Held-to-maturity securities

Investment securities held-to-maturity are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized losses are not recorded to the extent they are temporary in nature.

Transfers of investment securities into the held-to-maturity category from the available-for-sale category are accounted for at fair value on the date of transfer. The related unrealized gain, net of tax that was included in the transfer is retained in other comprehensive income amortizing as an adjustment to interest income over the remaining life of the securities. During the third quarter 2015, we transferred $1.1 billion of available-for-sale securities to held-to-maturity securities at a premium of $8 million, reflecting our intent and ability to hold those securities to maturity. The related $5 million of unrealized holding gain, net of tax, that was included in the transfer is retained in other comprehensive income (loss) and is being amortized as an adjustment to interest income over the remaining life of the securities. There were no gains or losses recognized as a result of this transfer.

We purchased zero and $15 million of held-to-maturity securities, which included U.S. government sponsored agency mortgage-backed securities during the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2015, we had no purchases of held-to-maturity securities.

The following table summarizes by duration the unrealized loss positions on investment securities:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
Type of Security	(Dollars in millions)
June 30, 2016
Available-for-sale securities
Agency - Commercial	$7	1	$—	$13	2	$—
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$57	4	$—
December 31, 2015
Available-for-sale securities
Agency - Commercial	$—	—	$—	$482	27	$(3)
Agency - Residential	$8	2	$—	$224	15	$(2)
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$471	27	$(2)
Agency - Residential	$—	—	$—	$547	50	$(4)

The amortized cost and estimated fair value of securities at June 30, 2016, are presented below by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
June 30, 2016	(Dollars in millions)			(Dollars in millions)
Due after one year through five years	$18	$18	3.97%	$—	$—	—%
Due after five years through 10 years	7	7	2.66%	61	64	2.50%
Due after 10 years	1,093	1,120	2.59%	1,150	1,173	2.40%
Total	$1,118	$1,145		$1,211	$1,237

We pledge investment securities, primarily municipal taxable and agency collateralized mortgage obligations, to collateralize lines of credit and/or borrowings. At June 30, 2016, we pledged $234 million of investment securities, compared to $14 million at December 31, 2015.

Note 3 – Loans Held-for-Sale

The majority of our mortgage loans originated as loans held-for-sale are sold into the secondary market on a whole loan basis or by securitizing the loans and selling the securities. At June 30, 2016 and December 31, 2015, loans held-for-sale totaled $3.1 billion and $2.6 billion, respectively. For the three and six months ended June 30, 2016, we had net gains on loan sales associated with loans held-for-sale, excluding the gains from the sale of mortgage loans transferred from loans held-for-investment, of $85 million and $151 million, respectively, as compared to $83 million and $174 million during the three and six months ended June 30, 2015, respectively.

At June 30, 2016 and December 31, 2015, $20 million and $35 million, respectively, of loans held-for-sale were recorded at lower of cost or fair value. The remainder of the loans in the portfolio are recorded at fair value as we have elected the fair value option for such loans.

Note 4 – Loans with Government Guarantees

The majority of loans with government guarantees are insured or guaranteed by the Federal Housing Administration ("FHA") and U.S. Department of Veterans Affairs. FHA loans earn interest at a rate based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent, which is not paid by the FHA until claimed. Certain loans within our portfolio may be subject to indemnifications and insurance limits which exposes us to limited credit risk. We have reserved for this risk as a component of our allowance for loan losses on residential first mortgages.

At June 30, 2016 and December 31, 2015, loans with government guarantees totaled $435 million and $485 million, respectively. At June 30, 2016, repossessed assets and the associated claims recorded in other assets totaled $178 million and $210 million at December 31, 2015.

Note 5 – Loans Held-for-Investment

Loans held-for-investment are summarized as follows:

	June 30, 2016	December 31, 2015
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,075	$3,100
Second mortgage	127	135
HELOC	346	384
Other	32	31
Total consumer loans	2,580	3,650
Commercial loans
Commercial real estate (1)	976	814
Commercial and industrial	615	552
Warehouse lending	1,651	1,336
Total commercial loans	3,242	2,702
Total loans held-for-investment	$5,822	$6,352

(1)	Includes $221 million and $188 million, respectively, of commercial owner occupied real estate loans at June 30, 2016 and December 31, 2015.

During the six months ended June 30, 2016 and June 30, 2015, we transferred zero and $27 million, respectively, of loans held-for-sale to loans held-for-investment, based upon a change in our intent.

During the six months ended June 30, 2016, we sold nonperforming, TDR and non-agency loans with unpaid principal balances of $110 million. Upon a change in our intent, the loans were transferred to held-for-sale and subsequently sold resulting in a loss on sale of $2 million during the six months ended June 30, 2016, which is recorded in net loss on sale of assets on the Consolidated Statements of Operations. The loans sold also resulted in a charge-off of $8 million during the six months ended June 30, 2016.

Also, during the six months ended June 30, 2016, we sold performing residential first mortgage loans with unpaid principal balances of $1.2 billion. Upon a change in our intent, the loans were transferred to held-for-sale and subsequently sold resulting in a gain of $14 million, which is recorded in net gain on loan sales on the Consolidated Statements of Operations.

During the six months ended June 30, 2015, we sold interest-only residential first mortgage loans with unpaid principal balances totaling $386 million, along with $401 million of nonperforming, TDR and non-agency first mortgage loans. Upon a change in our intent, the loans were transferred to held-for-sale and subsequently sold resulting in a loss on sale of $1 million during the six months ended June 30, 2015. The loans sold also resulted in a charge-off of $51 million during the six months ended June 30, 2015.

During the six months ended June 30, 2016, we purchased jumbo residential first mortgage loans with an unpaid principal balance of $150 million with a premium of $1 million. During the six months ended June 30, 2015, we purchased $197 million of HELOC loans with a premium of $7 million.

We have pledged certain loans held-for-investment, loans held-for-sale, and loans with government guarantees to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis. At June 30, 2016 and December 31, 2015, we pledged $4.9 billion and $5.8 billion, respectively.

Allowance for Loan Losses

We determine the appropriate level of the allowance on at least a quarterly basis. Refer to Note 1, "Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015, for a description of the methodology. The allowance for loan losses, other than for loans that have been identified for individual evaluation for impairment, is determined on a loan pool basis by grouping loan types with common risk characteristics to determine our best estimate of incurred losses.

The allowance for loan losses by class of loan are summarized in the following table:

	Residential First Mortgage (1)	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended June 30, 2016
Beginning balance allowance for loan losses	$95	$10	$20	$2	$19	$10	$6	$162
Charge-offs (2)	(8)	(1)	—	(1)	—	—	—	(10)
Recoveries	1	1	(1)	—	—	—	—	1
(Benefit) provision	(7)	—	1	—	—	1	2	(3)
Ending balance allowance for loan losses	$81	$10	$20	$1	$19	$11	$8	$150
Three Months Ended June 30, 2015
Beginning balance allowance for loan losses	$188	$12	$21	$—	$16	$12	$4	$253
Charge-offs (2)	(19)	(1)	—	(1)	—	—	—	(21)
Recoveries	1	1	—	1	—	—	—	3
(Benefit) provision	(19)	2	4	1	(1)	—	—	(13)
Ending balance allowance for loan losses	$151	$14	$25	$1	$15	$12	$4	$222

Six Months Ended June 30, 2016
Beginning balance allowance for loan losses	$116	$11	$21	$2	$18	$13	$6	$187
Charge-offs (2)	(19)	(2)	(1)	(2)	—	—	—	(24)
Recoveries	1	1	—	1	—	—	—	3
Provision (benefit)	(17)	—	—	—	1	(2)	2	(16)
Ending balance allowance for loan losses	$81	$10	$20	$1	$19	$11	$8	$150
Six Months Ended June 30, 2015
Beginning balance allowance for loan losses	$234	$12	$19	$1	$17	$11	$3	$297
Charge-offs (2)	(60)	(2)	(1)	(1)	—	—	—	(64)
Recoveries	2	1	—	1	2	—	—	6
Provision (benefit)	(25)	3	7	—	(4)	1	1	(17)
Ending balance allowance for loan losses	$151	$14	$25	$1	$15	$12	$4	$222

(1)	Includes allowance and charge-offs related to loans with government guarantees.

(2)
Includes charge-offs of $2 million and $15 million related to the sale or transfer of loans during the three months ended June 30, 2016 and June 30, 2015, respectively, and $8 million and $51 million related to the sale of loans during the six months ended June 30, 2016 and June 30, 2015, respectively. Also includes charge-offs related to loans with government guarantees of $4 million and $7 million during the three and six months ended June 30, 2016, respectively.

The loans held-for-investment and allowance for loan losses by class of loan is summarized in the following table:

	Residential First Mortgage (1)	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
June 30, 2016
Loans held-for-investment
Individually evaluated	$43	$27	$6	$—	$—	$1	$—	$77
Collectively evaluated (2)	2,027	61	296	32	976	614	1,651	5,657
Total loans	$2,070	$88	$302	$32	$976	$615	$1,651	$5,734
Allowance for loan losses
Individually evaluated	$7	$6	$3	$—	$—	$—	$—	$16
Collectively evaluated (2)	74	4	17	1	19	11	8	134
Total allowance for loan losses	$81	$10	$20	$1	$19	$11	$8	$150

December 31, 2015
Loans held-for-investment
Individually evaluated	$87	$28	$3	$—	$—	$2	$—	$120
Collectively evaluated (2)	3,007	65	318	31	814	550	1,336	6,121
Total loans	$3,094	$93	$321	$31	$814	$552	$1,336	$6,241
Allowance for loan losses
Individually evaluated	$12	$6	$1	$1	$—	$—	$—	$20
Collectively evaluated (2)	104	5	20	1	18	13	6	167
Total allowance for loan losses	$116	$11	$21	$2	$18	$13	$6	$187

(1)	Includes allowance related to loans with government guarantees.

(2)	Excludes loans carried under the fair value option.

The following table sets forth the loans held-for-investment aging analysis as of June 30, 2016 and December 31, 2015, of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total Investment Loans
	(Dollars in millions)
June 30, 2016
Consumer loans
Residential first mortgage	$3	$1	$32	$36	$2,039	$2,075
Second mortgage	—	—	3	3	124	127
HELOC	2	1	9	12	334	346
Other	—	—	—	—	32	32
Total consumer loans	5	2	44	51	2,529	2,580
Commercial loans
Commercial real estate	—	—	—	—	976	976
Commercial and industrial	—	—	—	—	615	615
Warehouse lending	—	—	—	—	1,651	1,651
Total commercial loans	—	—	—	—	3,242	3,242
Total loans (2)	$5	$2	$44	$51	$5,771	$5,822
December 31, 2015
Consumer loans
Residential first mortgage	$7	$3	$53	$63	$3,037	$3,100
Second mortgage	—	—	2	2	133	135
HELOC	2	1	9	12	372	384
Other	1	—	—	1	30	31
Total consumer loans	10	4	64	78	3,572	3,650
Commercial loans
Commercial real estate	—	—	—	—	814	814
Commercial and industrial	—	—	2	2	550	552
Warehouse lending	—	—	—	—	1,336	1,336
Total commercial loans	—	—	2	2	2,700	2,702
Total loans (2)	$10	$4	$66	$80	$6,272	$6,352

(1)	Includes loans that are less than 90 days past due, which have been placed on nonaccrual.

(2)	Includes $10 million of loans 90 days or greater past due, accounted for under the fair value option at both June 30, 2016 and December 31, 2015.

For all classes within the consumer and commercial loan portfolio, loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due (or are determined to be nonperforming), or earlier when we become aware of information indicating that collection of principal and interest is in doubt. When a loan is placed on nonaccrual status, the accrued interest income is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued on impaired loans totaled less than $1 million and $1 million during the three and six months ended June 30, 2016, respectively, and $1 million and $3 million during the three and six months ended June 30, 2015, respectively. At June 30, 2016 and December 31, 2015, we had no loans 90 days past due and still accruing.

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

The following table provides a summary of TDRs outstanding by type and performing status:

	TDRs
	Performing	Nonperforming	Total
June 30, 2016	(Dollars in millions)
Consumer loans
Residential first mortgage	$21	$13	$34
Second mortgage	30	1	31
HELOC	21	7	28
Total consumer loans	72	21	93
Commercial loans
Commercial and industrial	1	—	1
Total commercial loans	1	—	1
Total TDRs (1)(2)	$73	$21	$94

December 31, 2015
Consumer loans
Residential first mortgage	$49	$27	$76
Second mortgage	32	1	33
HELOC	20	7	27
Total TDRs (1)(2)	$101	$35	$136

(1)	The allowance for loan losses on consumer TDR loans totaled $12 million and $15 million at June 30, 2016 and December 31, 2015, respectively.

(2)	Includes $30 million and $32 million of TDR loans accounted for under the fair value option at June 30, 2016 and December 31, 2015, respectively.
Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, but may give rise to potential incremental losses. We measure impairments using a discounted cash flow method for performing TDRs and measure impairment based on collateral values for re-defaulted TDRs.

The following table provides a summary of newly modified TDRs during the three and six months ended June 30, 2016 and 2015.

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
Three Months Ended June 30, 2016		(Dollars in millions)
Residential first mortgages	3	$1	$1	$—
Second mortgages	5	—	—	—
HELOC (2)(3)	20	2	2	—
Total TDR loans	28	$3	$3	$—

Three Months Ended June 30, 2015
Residential first mortgages	77	$23	$22	$(2)
Second mortgages	35	1	1	—
HELOC (2)	122	8	7	—
Other consumer	3	—	—	—
Total TDR loans	237	$32	$30	$(2)

Six Months Ended June 30, 2016
Residential first mortgages	16	$3	$4	$—
Second mortgages	26	1	1	—
HELOC (2)(3)	85	6	5	—
Commercial and industrial	1	2	1	—
Total TDR loans	128	$12	$11	$—

Six Months Ended June 30, 2015
Residential first mortgages	191	$53	$52	$(1)
Second mortgages	68	3	2	—
HELOC (2)(3)	158	8	7	—
Other consumer	3	—	—	—
Total TDR loans	420	$64	$61	$(1)

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	HELOC post-modification unpaid principal balance reflects write downs.

(3)	Includes loans carried at the fair value option.

The following table provides a summary of TDR loans that were modified within the previous 12 months, which subsequently defaulted during the three and six months ended June 30, 2016 and 2015. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted when they are greater than 90 days past due.

	TDRs that were modified in the previous 12 months, which have subsequently defaulted
	Number of Accounts	Unpaid Principal Balance	Increase in Allowance at Subsequent Default
Three Months Ended June 30, 2015		(Dollars in millions)
Second mortgages	1	$—	$—
Total TDR loans	1	$—	$—
Six Months Ended June 30, 2016
Residential first mortgages	1	$—	$—
HELOC (1)	4	—	—
Total TDR loans	5	$—	$—
Six Months Ended June 30, 2015
Second mortgages	1	$—	$—
Total TDR loans	1	$—	$—

(1)	HELOC post-modification unpaid principal balance reflects write downs.

Impaired Loans

Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement or when any portion of principal or interest is 90 days past due. The following table presents individually evaluated impaired loans and the associated allowance:

	June 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage loans	$2	$2	$—	$20	$20	$—
Commercial loans
Commercial and industrial	1	1	—	5	2	—
	$3	$3	$—	$25	$22	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$41	$41	$6	$65	$67	$12
Second mortgage	26	27	7	28	28	6
HELOC	6	6	3	3	3	1
Other consumer	—	—	—	—	—	1
	$73	$74	$16	$96	$98	$20
Total
Consumer loans
Residential first mortgage	$43	$43	$6	$85	$87	$12
Second mortgage	26	27	7	28	28	6
HELOC	6	6	3	3	3	1
Other consumer	—	—	—	—	—	1
Commercial loans
Commercial and industrial	1	1	—	5	2	—
Total impaired loans	$76	$77	$16	$121	$120	$20

The following table presents average impaired loans and the interest income recognized:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$47	$—	$116	$1	$60	$1	$210	$2
Second mortgage	27	1	31	—	27	1	31	1
HELOC	5	—	2	—	5	—	2	—
Commercial loans
Commercial and industrial	1	—	—	—	3	—	—	—
Total impaired loans	$80	$1	$149	$1	$95	$2	$243	$3

Credit Quality

We utilize an internal risk rating system in accordance with the Rating Credit Risk booklet of the Comptroller's Handbook, April 2011 and the Uniform Retail Credit classification and Account Management Policy issued June 20, 2000 by the Federal Financial Institution Examination Council ("FFIEC") which is applied to all consumer and commercial loans. Descriptions of our internal risk ratings as they relate to credit quality follow the ratings used by the U.S. bank regulatory agencies as listed below.

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

In accordance with regulatory guidance, we assign risk ratings to consumer loans in the following manner:
•Consumer loans are classified as Watch once the loan becomes 60 days past due.
•Open and closed-end consumer loans 90 days or more past due are classified Substandard.

Commercial Credit Loans	Commercial Real Estate	Commercial and Industrial	Warehouse	Total Commercial
June 30, 2016	(Dollars in millions)
Grade
Pass	$934	$562	$1,505	$3,001
Watch	38	20	146	204
Special mention	3	32	—	35
Substandard	1	1	—	2
Total loans	$976	$615	$1,651	$3,242

December 31, 2015
Pass	$766	$492	$1,181	$2,439
Watch	42	30	155	227
Special mention	2	21	—	23
Substandard	4	9	—	13
Total loans	$814	$552	$1,336	$2,702

Consumer Credit Loans	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Total
June 30, 2016	(Dollars in millions)
Grade
Pass	$2,019	$93	$315	$32	$2,459
Watch	21	31	22	—	74
Substandard	35	3	9	—	47
Total loans	$2,075	$127	$346	$32	$2,580

December 31, 2015
Pass	$2,993	$101	$353	$31	$3,478
Watch	49	32	22	—	103
Substandard	58	2	9	—	69
Total loans	$3,100	$135	$384	$31	$3,650

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

We have a continuing involvement, but are not the primary beneficiary for one unconsolidated VIE related to the FSTAR 2007-1 mortgage securitization trust. In accordance with the settlement agreement with MBIA Insurance Corporation ("MBIA"), there is no further recourse to us related to FSTAR 2007-1, unless MBIA fails to meet their obligations. At June 30, 2016 and December 31, 2015, the FSTAR 2007-1 mortgage securitization trust included 2,762 loans and 3,061 loans, respectively, with an aggregate principal balance of $103 million and $117 million, respectively.

Note 7 – Mortgage Servicing Rights

We have investments in mortgage servicing rights ("MSRs") resulting from the sale of loans to the secondary market and retaining the servicing. The primary risk associated with MSRs is the potential reduction in value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. We also utilize derivatives as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. Our portfolio of MSRs is highly sensitive to movements in interest rates. There is also a risk of valuation decline due to higher than expected increases in default rates, which we do not believe can be effectively managed using derivatives. See Note 8 of the Notes to the Consolidated Financial Statements, herein, for further information regarding the derivative instruments utilized to manage our MSR risks.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Balance at beginning of period	$281	$279	$296	$258
Additions from loans sold with servicing retained	65	77	122	146
Reductions from sales	—	(49)	(24)	(71)
Changes in fair value due to (1)
Decrease in MSR due to pay-offs, pay-downs and run-off	(15)	(11)	(26)	(26)
Changes in estimates of fair value (2)	(30)	21	(67)	10
Fair value of MSRs at end of period	$301	$317	$301	$317

(1)	Changes in fair value are included within net (loss) return on mortgage servicing rights on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	June 30, 2016			December 31, 2015
		Fair value due to			Fair value due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
		(Dollars in millions)
Option adjusted spread	8.37%	$293	$285	8.24%	$287	$279
Constant prepayment rate	16.38%	287	274	12.63%	285	275
Weighted average cost to service per loan	$70.99	297	293	$71.86	292	288

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

See Note 18 of the Notes to the Consolidated Financial Statements, herein, for further fair value disclosures relating to mortgage servicing rights.

Contractual servicing and subservicing fees. Contractual servicing and subservicing fees, including late fees and other ancillary income are presented below. Contractual servicing fees are included within net (loss) return on mortgage servicing rights on the Consolidated Statements of Operations. Contractual subservicing fees including late fees and other ancillary income are included within loan administration income on the Consolidated Statements of Operations. Subservicing fee income is recorded for fees earned, net of third party subservicing costs, for loans subserviced.

The following table summarizes the servicing fees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Income on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$21	$17	$38	$34
Changes in fair value (2)	(45)	12	(93)	(14)
Gain on MSR derivatives (3)	19	(14)	45	(5)
Net transaction costs	1	(6)	—	(8)
Total (loss) return, included in net return on mortgage servicing rights	$(4)	$9	$(10)	$7

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on a cash basis.

(2)	Includes a $2 million gain related to the sale of MSRs during the three and six months ended June 30, 2015.

(3)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The agency servicing fees, ancillary income and late fees increased during the six month ended June 30, 2016, as compared to the six month ended June 30, 2015, primarily driven by the higher amount of loans serviced and fewer MSR sales during 2016.

The following table summarizes income and fees associated on our mortgage loans subserviced:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Income on mortgage loans subserviced
Subservicing fees, ancillary income and late fees (1)	$7	$9	$14	$16
Other servicing charges	(3)	(2)	(4)	(5)
Total income, included in loan administration	$4	$7	$10	$11

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on cash basis.

The subservice fees decreased during the six month ended June 30, 2016, as compared to the six month ended June 30, 2015, primarily due to a decrease in subservice volume near the end of 2015.

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

Derivatives designated as hedging instruments: We have designated certain interest rate swaps as cash flow hedges of certain interest rate payments of our variable-rate Federal Home Loan Bank (FHLB) advances. We have also designated certain interest rate swaps as fair value hedges of certain FHLB advances.

Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At June 30, 2016, we had $40 million (net-of-tax) recorded of unrealized losses on derivatives classified as cash flow hedges recorded in accumulated other comprehensive income (loss), compared to $3 million at December 31, 2015. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $8 million of losses (net-of-tax). Changes in the fair value of the derivatives designated as a fair value hedge are recorded in interest expense, in the same line as changes in the fair value of the FHLB debt, the hedged item, in the current period to the extent it is effective.

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and throughout the hedge period. All hedge relationships were highly effective as of June 30, 2016. Cash flows and the profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

The net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions, were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain/(Loss)	2016	2015	2016	2015
		(Dollars in millions)
Derivatives not designated as hedging instruments:
U.S. Treasury, swap and euro dollar futures	Net (loss) return on mortgage servicing rights	$1	$(3)	$4	$3
Interest rate swaps and swaptions	Net (loss) return on mortgage servicing rights	13	(8)	28	(8)
Mortgage backed securities forwards	Net (loss) return on mortgage servicing rights	5	(3)	13	—
Rate lock commitments and forward agency and loan sales	Net gain on loan sales	(6)	10	(1)	20
Rate lock commitments	Other noninterest income	—	(1)	1	—
Interest rate swaps	Other noninterest income	(1)	—	1	—
Total derivative (loss) gain		$12	$(5)	$46	$15

The notional amount, estimated fair value and maturity of our derivative financial instruments were as follows:

	Notional Amount	Fair Value	Expiration Dates
	(Dollars in millions)
June 30, 2016
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on FHLB advances	$250	$2	2020
Liabilities (1)
Interest rate swaps on FHLB advances	$825	$56	2023-2025
Derivatives not designated as hedging instruments:
Assets (2)
U.S. Treasury, swap and euro dollar futures	$749	$3	2016-2020
Mortgage backed securities forwards	468	4	2016
Rate lock commitments	6,305	83	2016
Interest rate swaps and swaptions	2,337	88	2016-2046
Total derivative assets	$9,859	$178
Liabilities (1)
U.S. Treasury, swap and euro dollar futures	$7,903	$3	2016-2019
Mortgage backed securities forwards	6,054	58	2016
Rate lock commitments	46	—	2016
Interest rate swaps	510	18	2016-2026
Total derivative liabilities	$14,513	$79
December 31, 2015
Derivatives designated as hedging instruments:
Liabilities (1)
Interest rate swaps on FHLB advances	$825	$4	2023-2025
Derivatives not designated as hedging instruments:
Assets (2)
U.S. Treasury, swap and euro dollar futures	$1,892	$—	2016-2019
Mortgage backed securities forwards	1,931	7	2016
Rate lock commitments	3,593	26	2016
Interest rate swaps and swaptions	1,554	25	2016-2035
Total derivative assets	$8,970	$58
Liabilities (1)
U.S. Treasury, swap and euro dollar futures	$768	$1	2016-2019
Mortgage backed securities forwards	2,655	6	2016
Rate lock commitments	168	—	2016
Interest rate swaps	422	7	2016-2025
Total derivative liabilities	$4,013	$14

(1)	Derivatives liabilities are included in other liabilities on the Consolidated Statements of Financial Condition.

(2)	Derivative assets are included in other assets on the Consolidated Statements of Financial Condition.

The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount	Gross Amounts Netted in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral
	(Dollars in millions)
June 30, 2016
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on FHLB advances (1)	$2	$2	$—	$—	$—
Liabilities
Interest rate swaps on FHLB advances (1)	$56	$2	$54	$—	$35

Derivatives not designated as hedging instruments:
Assets
U.S. Treasury, swap and euro dollar futures	$3	$3	$—	$—	$—
Mortgage backed securities forwards	4	—	4	—	—
Interest rate swaps and swaptions (1)	88	—	88	—	19
Total derivative assets	$95	$3	$92	$—	$19

Liabilities
U.S. Treasury, swap and euro dollar futures	$3	$3	$—	$—	$5
Mortgage backed securities forwards	58	—	58	—	62
Interest rate swaps and swaptions (1)	18	—	18	—	14
Total derivative liabilities	$79	$3	$76	$—	$81

December 31, 2015
Derivatives designated as hedging instruments:
Liabilities
Interest rate swaps on FHLB advances	$4	$—	$4	$—	$19

Derivatives not designated as hedging instruments:
Assets
Mortgage backed securities forwards	$7	$—	$7	$—	$4
Interest rate swaps and swaptions (1)	25	—	25	—	10
Total derivative assets	$32	$—	$32	$—	$14

Liabilities
U.S. Treasury, swap and euro dollar futures	$1	$—	$1	$—	$2
Mortgage backed securities forwards	6	—	6	—	8
Interest rate swaps and swaptions (1)	7	—	7	—	12
Total derivative liabilities	$14	$—	$14	$—	$22

(1)
Additional funds are pledged to a Central Counterparty Clearing House in the amount of $32 million as of June 30, 2016 and $7 million as of December 31, 2015 to maintain initial margin requirements. This collateral is in addition to the amount required to be maintained for potential market changes shown in the cash collateral column above.

We pledged a total of $116 million of cash collateral to counterparties and had an obligation to return cash of $19 million at June 30, 2016 for derivative activities. We pledged a total of $41 million of cash collateral to counterparties and had an obligation to return cash of $14 million at December 31, 2015 for derivative activities. The net cash pledged is restricted and is included in other assets on the Consolidated Statements of Financial Condition.

Note 9 – Debt

The portfolio of Federal Home Loan Bank advances includes short-term adjustable rate, short-term fixed rate advances, long-term LIBOR adjustable advances, and long-term fixed rate advances. The following is a breakdown of the advances outstanding:

	June 30, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term adjustable rate	$1	0.70%	$—	—%
Short-term fixed rate term advances	1,068	0.40%	2,116	0.32%
Long-term LIBOR adjustable advances	1,025	0.80%	825	0.70%
Long-term fixed rate advances (1)	552	1.44%	600	1.37%
Total	$2,646	0.77%	$3,541	0.59%

(1)	Includes the current portion of fixed rate advances of $125 million and $175 million at June 30, 2016 and December 31, 2015, respectively.

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

At June 30, 2016, we had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and we may access that line to the extent that collateral is provided. At June 30, 2016, we had $2.6 billion of advances outstanding and an additional $0.9 billion of collateralized borrowing capacity available at Federal Home Loan Bank. The advances can be collateralized by non-delinquent single-family residential first mortgage loans, loans with government guarantees, certain other loans and investment securities.

At June 30, 2016, $1.0 billion of the outstanding advances were adjustable rate based on the three-month LIBOR index. Interest rates on these advances reset every three months and the advances may be prepaid without penalty, with notification at scheduled three month intervals after an initial 12 month lockout period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Maximum outstanding at any month end	$2,646	$2,198	$3,557	$2,198
Average outstanding balance	2,460	1,828	2,841	1,497
Average remaining borrowing capacity	983	1,503	843	1,697
Weighted average interest rate	1.42%	0.90%	1.25%	0.97%

The following outlines our Federal Home Loan Bank advance final maturity dates as of June 30, 2016:

June 30, 2016
(Dollars in millions)
2016	$1,194
2017	50
2018	125
2019	—
Thereafter	1,277
Total	$2,646

Trust Preferred Securities

We sponsor nine trust subsidiaries, which issued trust preferred securities to third-party investors and loaned the proceeds to us in the form of junior subordinated notes included in long-term debt. The notes held by each trust are the sole assets of that trust.

The junior subordination notes (trust preferred securities) are callable by us. Interest is payable quarterly at a rate equal to the interest rate being earned by the trust; however, we may defer interest payments for up to 20 quarters without default or penalty. In January 2012, we exercised our contractual rights to defer interest payments with respect to junior subordinated notes. At June 30, 2016, we have deferred for 18 quarters and have $31 million accrued for these deferred interest payments. We brought payments current as of July 14, 2016. For further information on the subsequent event related to our redemption of TARP, see Note 21 of the Notes to the Consolidated Financial Statements, herein.

The following table presents the carrying value on each of our junior subordinated notes, along with the related interest rates of the long-term debt as of the dates indicated:

	June 30, 2016		December 31, 2015
	(Dollars in millions)
Trust Preferred Securities
Floating Three Month LIBOR
Plus 3.25%, matures 2032	$26	3.89%	$26	3.85%
Plus 3.25%, matures 2033	26	3.88%	26	3.57%
Plus 3.25%, matures 2033	26	3.88%	26	3.85%
Plus 2.00%, matures 2035	26	2.63%	26	2.32%
Plus 2.00%, matures 2035	26	2.63%	26	2.32%
Plus 1.75%, matures 2035	51	2.40%	51	2.26%
Plus 1.50%, matures 2035	25	2.13%	25	1.82%
Plus 1.45%, matures 2037	25	2.10%	25	1.96%
Plus 2.50%, matures 2037	16	3.15%	16	3.01%
Total long-term debt	$247		$247

Note 10 - Representation and Warranty Reserve

The following table shows the activity impacting the representation and warranty reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Balance, beginning of period	$40	$53	$40	$53
Provision (release)
Charged to gain on sale for current loan sales	1	2	3	4
Charged to representation and warranty benefit	(4)	(5)	(6)	(7)
Total	(3)	(3)	(3)	(3)
Charge-offs, net	(1)	(2)	(1)	(2)
Balance, end of period	$36	$48	$36	$48

At the time a loan is sold, an estimate of the fair value of the guarantee associated with the mortgage loans is recorded in the representation and warranty reserve in the Consolidated Statements of Financial Condition and charged against the net gain on loan sales in the Consolidated Statements of Operations. Subsequent to the sale, the liability is re-measured on an ongoing basis based on an estimate of probable losses. Changes in the estimate are recorded in the representation and warranty provision (benefit) on the Consolidated Statements of Operations.

Due to our sustained low level of charge-offs and a lower level of open and forecasted future repurchase demands, we have reduced our estimate of probable losses related to our representation and warranty liability as of June 30, 2016 compared to June 30, 2015. We have recognized benefits recorded in the representation and warranty provision (benefit) on the Consolidated Statements of Operations during the three and six months ended June 30, 2016.

Note 11 — Warrants

May Investor Warrant

We granted warrants (the "May Investor Warrants") to the May Investors on January 30, 2009 under anti-dilution provisions applicable to certain investors (the "May Investors") in our May 2008 private placement capital raise.

For the six months ended June 30, 2016, there were no May Investor Warrants exercised. The May Investors held warrants to purchase 615,962 shares at an exercise price of $10.00 at June 30, 2016.

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

At June 30, 2016 and December 31, 2015, the liability from May Investors Warrants amounted to $9 million and $8 million, respectively. Warrant liabilities are reported in "other liabilities" on the Consolidated Statements of Financial Condition. See Note 18 of the Notes to the Consolidated Financial Statements, herein, for further recurring fair value disclosures. The warrants are accounted for under the equity method.

TARP Warrant

On January 30, 2009, we sold to the U.S. Treasury 266,657 shares of Series C fixed rate cumulative non-convertible perpetual preferred stock ("Series C Preferred Stock") and a warrant to purchase up to approximately 645,138 shares of Common Stock at an exercise price of $62.00 per share (the "Warrant") for $267 million. The Series C Preferred Stock qualifies as Tier 1 capital and currently pays cumulative dividends quarterly at a rate of 9 percent per annum. The Warrant is exercisable through 2019 and will remain outstanding subsequent to the redemption of TARP, see further information in Note 21 of the Notes to the Consolidated Financial Statements, herein.

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss) for each type of investment securities available-for-sale, investment securities held-to-maturity, and cash flow hedges:

	Held-to-Maturity Securities	Available-for-Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss) Net of Tax
	(Dollars in millions)
Accumulated other comprehensive income (loss) ("AOCI")
Balance at December 31, 2015, net of tax	$5	$—	$(3)	$2
Net unrealized loss, net of tax	—	16	(44)	(28)
Reclassifications out of AOCI	(1)	1	7	7
Balance at June 30, 2016, net of tax	$4	$17	$(40)	$(19)

Balance at December 31, 2014, net of tax	$—	$8	$—	$8
Balance at June 30, 2015, net of tax	$—	$8	$—	$8

Note 13 – Stockholders’ Equity

Preferred Stock

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred stock at June 30, 2016 is summarized as follows:

	Rate	Earliest Redemption Date	Shares Outstanding	Preferred Shares
				(Dollars in millions)
Series C Preferred Stock	9.0%	1/31/2012	266,657	$267

Our Series C Preferred Stock was issued under the Troubled Asset Relief Program ("TARP") Capital Purchase Program. The U.S. government subsequently sold the Series C Preferred Stock to unrelated third-parties. At June 30, 2016, we have deferred $102 million of dividend payments, which is not reflected in the Consolidated Financial Statements until paid. For further information on the subsequent event related to our redemption of TARP, see Note 21 of the Notes to the Consolidated Financial Statements, herein.

Note 14 – Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions, except share data)

Net income	$47	$46	$86	$78
Deferred cumulative preferred stock dividends	(8)	(7)	(16)	(15)
Net income applicable to common stock	$39	$39	$70	$63
Weighted average shares
Weighted average common shares outstanding	56,574,796	56,436,026	56,544,256	56,410,880
Effect of dilutive securities
May Investor warrants (1)	349,539	299,391	327,307	266,118
Stock-based awards	826,895	429,655	751,518	294,135
Weighted average diluted common shares	57,751,230	57,165,072	57,623,081	56,971,133
Earnings per common share
Basic earnings per common share	$0.67	$0.69	$1.23	$1.12
Effect of dilutive securities
Stock-based awards	(0.01)	(0.01)	(0.02)	(0.01)
Diluted earnings per share	$0.66	$0.68	$1.21	$1.11

(1)	Exercise price of $10.00 per share and a fair value of $9 million at June 30, 2016.

Under the terms of the Series C Preferred Stock we may defer dividend payments. We elected to defer dividend payments beginning with the February 2012 dividend. Although not included in quarterly net income from continuing operations, the deferral still impacts net income applicable to common stock for the purpose of calculating earnings per share, as shown above. The cumulative amount in arrears as of June 30, 2016 was $102 million. For further information on the subsequent event related to our redemption of TARP, see Note 21 of the Notes to the Consolidated Financial Statements, herein.

Note 15 – Income Taxes

The provision for income taxes in interim periods require us to make a best estimate of the effective tax rate expected to be applicable for the full year. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Provision for income taxes	$22	$28	$43	$46
Effective tax provision rate	32.7%	37.2%	33.4%	37.0%

We believe that it is unlikely that the unrecognized tax benefits will change by a material amount during the next 12 months. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Note 16 — Regulatory Matters

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

To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both June 30, 2016 and December 31, 2015. There have been no conditions or events that management believes have changed our or the Bank’s category.

The following table shows the regulatory capital ratios as of the dates indicated:

Bancorp	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
June 30, 2016
Tangible capital (to tangible assets)	$1,514	11.59%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,514	11.59%	$523	4.0%	$653	5.0%
Common equity Tier 1 capital (to RWA)	1,086	13.55%	361	4.5%	521	6.5%
Tier 1 capital (to risk-weighted assets)	1,514	18.89%	481	6.0%	642	8.0%
Total capital (to risk-weighted assets)	1,618	20.19%	642	8.0%	802	10.0%
December 31, 2015
Tangible capital (to tangible assets)	$1,435	11.51%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,435	11.51%	$499	4.0%	$624	5.0%
Common equity Tier 1 capital (to RWA)	1,065	14.09%	340	4.5%	491	6.5%
Tier 1 capital (to risk-weighted assets)	1,435	18.98%	454	6.0%	605	8.0%
Total capital (to risk-weighted assets)	1,534	20.28%	605	8.0%	756	10.0%
N/A - Not applicable

Bank	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
June 30, 2016
Tangible capital (to tangible assets)	$1,576	12.03%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,576	12.03%	$524	4.0%	$655	5.0%
Common equity tier 1 capital (to RWA)	1,576	19.58%	362	4.5%	524	6.5%
Tier 1 capital (to risk-weighted assets)	1,576	19.58%	483	6.0%	644	8.0%
Total capital (to risk-weighted assets)	1,679	20.86%	644	8.0%	806	10.0%
December 31, 2015
Tangible capital (to tangible assets)	$1,472	11.79%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,472	11.79%	$500	4.0%	$625	5.0%
Common equity tier 1 capital (to RWA)	1,472	19.42%	341	4.5%	493	6.5%
Tier 1 capital (to risk-weighted assets)	1,472	19.42%	455	6.0%	607	8.0%
Total capital (to risk-weighted assets)	1,570	20.71%	607	8.0%	758	10.0%
N/A - Not applicable

Note 17 – Legal Proceedings, Contingencies and Commitments

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

DOJ litigation settlement

In 2012, the Bank entered into a Settlement Agreement with the United States Department of Justice ("DOJ") which meets the definition of a financial liability (the "DOJ Liability").
In accordance with the Settlement Agreement, we made an initial payment of $15 million and agreed to make future annual payments totaling $118 million. The Settlement Agreement provides that the Bank will make annual payments of up to $25 million towards payment of the $118 million still due upon meeting certain conditions including: (a) the reversal of the deferred tax asset valuation allowance, which occurred at the end of 2013; (b) the repayment of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "TARP Preferred") (or, in the absence of repayment, adjusting our Bank Tier 1 Capital Ratio for any unextinguished TARP Preferred); and (c) our Bank’s Tier 1 Leverage Capital Ratio is 11 percent or more. Additionally, if the Bank and Bancorp become party to a business combination in which the Bank or Bancorp represent less than 33.3 percent of the resulting company’s assets, such annual payments must commence twelve months after the date of that business combination. At June 30, 2016, the TARP Preferred was not repaid and the Bank’s Tier 1 Leverage Capital Ratio was below 11 percent after adjusting for the unextinguished TARP Preferred.

We elected to account for the DOJ Liability under the fair value option. To determine the fair value, we utilize a discounted cash flow model. Key assumptions for the discounted cash flow model include using a discount rate as of June 30, 2016 of 6.9 percent; probability weightings of multiple cash flow scenarios and possible outcomes which contemplate the above conditions and estimates of forecasted net income, size of the balance sheet, capital levels, dividends and their impact on the timing of cash payments and the assumptions we believe a market participant would make to transfer the liability. The fair value of the DOJ Liability was $84 million at both June 30, 2016 and December 31, 2015. For further information on the settlement agreement and the redemption of the TARP preferred, which occurred on July 29, 2016, see Note 21 of the Notes to the Consolidated Financial Statements and the capital section within Management's Discussion and Analysis within this Form 10-Q, herein.

Other litigation accruals

At June 30, 2016 and December 31, 2015, excluding the fair value liability relating to the DOJ litigation settlement, our total accrual for contingent liabilities and settled litigation was $9 million and $2 million, respectively. The increase in liability was due to the settlement of a class action lawsuit during the period which was not paid as of June 30, 2016.

Commitments

A summary of the contractual amount of significant commitments is as follows:

	June 30, 2016	December 31, 2015
	(Dollars in millions)
Commitments to extend credit
Mortgage loans interest-rate lock commitments	$6,398	$3,792
HELOC commitments	161	150
Other consumer commitments	33	22
Warehouse loan commitments	779	871
Standby and commercial letters of credit	18	13
Commercial and industrial commitments	157	151
Other commercial commitments	723	497

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

We maintain a reserve for the estimate of probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The balance of $3 million and $2 million for June 30, 2016 and December 31, 2015, respectively, is reflected in other liabilities on the Consolidated Statements of Financial Condition.

Note 18 – Fair Value Measurements

We utilize fair value measurements to record or disclose the fair value on certain assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability through an orderly transaction between market participants at the measurement date. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, we use present value techniques and other valuation methods to estimate the fair values of our financial instruments. These valuation models rely on market-based parameters when available, such as interest rate yield curves or credit spreads. Unobservable inputs may be based on management's judgment, assumptions and estimates related to credit quality, our future earnings, interest rates and other relevant inputs. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Refer to Note 24 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2015 for a description of our valuation methodologies and information about the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis.

The following tables present the financial instruments carried at fair value as of June 30, 2016 and December 31, 2015, by caption on the Consolidated Statement of Financial Condition and by level in the valuation hierarchy.

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2016	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$640	$—	$640
Agency - Residential	—	473	—	473
Municipal obligations	—	32	—	32
Loans held-for-sale
Residential first mortgage loans	—	3,071	—	3,071
Loans held-for-investment
Residential first mortgage loans	—	6	—	6
Second mortgage loans	—	—	38	38
HELOC loans	—	—	44	44
Mortgage servicing rights	—	—	301	301
Derivative assets	3	92	83	178
Total assets at fair value	$3	$4,314	$466	$4,783
Derivative liabilities	$(3)	$(130)	$—	$(133)
Warrant liabilities	—	(9)	—	(9)
DOJ litigation settlement	—	—	(84)	(84)
Total liabilities at fair value	$(3)	$(139)	$(84)	$(226)
	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2015	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$766	$—	$766
Agency - Residential	—	514	—	514
Municipal obligations	—	14	—	14
Loans held-for-sale
Residential first mortgage loans	—	2,541	—	2,541
Loans held-for-investment
Residential first mortgage loans	—	6	—	6
Second mortgage loans	—	—	42	42
HELOC loans	—	—	64	64
Mortgage servicing rights	—	—	296	296
Derivative assets	—	32	26	58
Total assets at fair value	$—	$3,873	$428	$4,301
Derivative liabilities	$(1)	$(17)	$—	$(18)
Warrant liabilities	—	(8)	—	(8)
DOJ litigation settlement	—	—	(84)	(84)
Total liabilities at fair value	$(1)	$(25)	$(84)	$(110)

We had no transfers of assets or liabilities recorded at fair value between fair value levels during the six months ended June 30, 2016 and 2015.

We utilized US Treasury future, forward agency and loan sales and interest rate swaps to manage the risk associated with mortgage servicing rights and rate lock commitments. Gains and losses for individual lines in the tables do not reflect the effect of our risk management activities related to such level 3 instruments.

Fair value measurements using significant unobservable inputs

The tables below include a roll forward of the Consolidated Statement of Financial Condition amounts for the three and six months ended June 30, 2016 and 2015 (including the change in fair value) for financial instruments classified by us within level 3 of the valuation hierarchy:

		Recorded in Earnings		Recorded in OCI
Three Months Ended June 30, 2016	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases / Originations	Sales	Settlements	Balance at End of Period
Assets	(Dollars in millions)
Loans held-for-investment
Second mortgage loans	$40	$—	$—	$—	$—	$—	$(2)	$38
HELOC loans	55	(3)	—	—	—	—	(8)	44
Mortgage servicing rights	281	(44)	—	—	64	—	—	301
Totals	$376	$(47)	$—	$—	$64	$—	$(10)	$383
Liabilities
DOJ litigation settlement	$(84)	$—	$—	$—	$—	$—	$—	$(84)
Derivative financial instruments (net)
Rate lock commitments	$61	$58	$—	$—	$106	$(126)	$(16)	$83

Three Months Ended June 30, 2015
Assets
Other investments	$100	$—	$—	$—	$—	$—	$—	$100
Investment securities available-for-sale
Loans held-for-investment
Second mortgage loans	50	2	—	—	—	—	(4)	48
HELOC loans	113	(2)	—	—	—	—	(18)	93
Mortgage servicing rights	279	10	—	—	77	(49)	—	317
Totals	$542	$10	$—	$—	$77	$(49)	$(22)	$558
Liabilities
Long-term debt	$(70)	$—	$(1)	$—	$—	$24	$11	$(36)
DOJ litigation settlement	(82)	(2)	—	—	—	—	—	(84)
Totals	$(152)	$(2)	$(1)	$—	$—	$24	$11	$(120)
Derivative financial instruments (net)
Rate lock commitments	$55	$(30)	$—	$—	$93	$(75)	$(13)	$30

		Recorded in Earnings		Recorded in OCI
Six Months Ended June 30, 2016	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases / Originations	Sales	Settlements	Balance at End of Period
Assets	(Dollars in millions)
Loans held-for-investment
Second mortgage loans	$42	$1	$—	$—	$—	$—	$(5)	38
HELOC loans	64	(3)	—	—	—	—	(17)	44
Mortgage servicing rights	296	(92)	—	—	121	(24)	—	301
Totals	$402	$(94)	$—	$—	$121	$(24)	$(22)	$383
Liabilities
DOJ litigation	$(84)	$—	$—	$—	$—	$—	$—	(84)
Derivative financial instruments (net)
Rate lock commitments	$26	$120	$—	$—	$187	$(220)	$(30)	$83

Six Months Ended June 30, 2015
Assets
Other investments	$100	$—	$—	$—	$—	$—	$—	$100
Investment securities available-for-sale
Municipal obligation	2	—	—	—	—	—	(2)	—
Loans held-for-investment
Second mortgage loans	53	2	1	—	—	—	(8)	48
HELOC loans	132	(6)	—	—	—	—	(33)	93
Mortgage servicing rights	258	(16)	—	—	146	(71)	—	317
Totals	$545	$(20)	$1	$—	$146	$(71)	$(43)	$558
Liabilities
Long-term debt	$(84)	$—	$(3)	$—	$—	$24	$27	$(36)
DOJ litigation	(82)	(2)	—	—	—	—	—	(84)
Totals	$(166)	$(2)	$(3)	$—	$—	$24	$27	$(120)
Derivative financial instruments (net)
Rate lock commitments	$31	$7	$—	$—	$191	$(172)	$(27)	$30

The following tables present the quantitative information about recurring level 3 fair value financial instruments and the fair value measurements as of June 30, 2016 and December 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2016	(Dollars in millions)
Assets
Second mortgage loans	$38	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% - 10.8% (9.0%)10.9% - 16.4% (13.6%) 2.7% - 4.1% (3.4%)
HELOC loans	$44	Discounted cash flows	Discount rate	7.8% - 11.7% (9.7%)
Mortgage servicing rights	$301	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	6.7% - 10.1% (8.4%) 13.4% - 19.3% (16.4%) $57 - $85 ($71)
Liabilities
DOJ litigation settlement	$(84)	Discounted cash flows	Discount rate	5.6% - 8.3% (6.9%)
Derivative financial instruments
Rate lock commitments	$83	Consensus pricing	Origination pull-through rate	65.5% - 98.3% (81.9%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2015	(Dollars in millions)
Assets
Second mortgage loans	$42	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% - 10.8% (9.0%)13.5% - 20.2% (16.9%) 2.6% - 4.0% (3.3%)
HELOC loans	$64	Discounted cash flows	Discount rate	6.8% - 10.1% (8.4%)
Mortgage servicing rights	$296	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	6.6% - 9.9% (8.2%) 10.3% - 14.8% (12.6%) $57 - $86 ($72)
Liabilities
DOJ litigation settlement	$(84)	Discounted cash flows	Discount rate	4.9% - 9.5% (7.2%)
Derivative financial instruments
Rate lock commitments	$26	Consensus pricing	Origination pull-through rate	67.6% - 101.5% (84.6%)

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

The HELOC loans are valued utilizing a loan-level discounted cash flow model which projects expected cash flows given three potential outcomes: (1) paid-in-full at scheduled maturity, (2) default at scheduled maturity (foreclosure), and (3) modification at scheduled maturity into an amortizing HELOC. Loans are placed into the potential outcome buckets based on their underlying current delinquency, FICO scores and property CLTV all of which are unobservable inputs. Estimated cash flows are then discounted back using an unobservable discount rate. Loans within the HELOC portfolio contain FICO scores with a minimum of 444, maximum of 817, and a weighted average of 665. For the HELOC loans, increases (decreases) in the discount rate, in isolation, would lower (higher) the fair value measurement.

The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation would result in a significantly lower (higher) fair value measurement. Additionally, the key economic assumptions used in determining the fair value of MSRs capitalized during the three and six months ended June 30, 2016 and 2015 periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average life (in years)	7.0	8.4	7.0	7.9
Weighted average constant prepayment rate	13.3%	9.3%	13.5%	11.4%
Weighted average option adjusted spread	8.9%	8.7%	8.2%	8.6%

The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows:

	June 30, 2016	December 31, 2015
Weighted average life (in years)	5.9	7.3
Weighted average constant prepayment rate	16.4%	12.6%
Weighted average option adjusted spread	8.4%	8.2%

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

The significant unobservable input used in the fair value measurement of the DOJ litigation settlement is the discount rate. Significant increases (decreases) in the discount rate in isolation could result in a marginally lower (higher) fair value measurement. For further information on the fair value inputs related to the DOJ litigation, see Note 17 of the Notes to the Consolidated Financial Statements, herein.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below:

	Total (1)	Level 2	Level 3
	(Dollars in millions)
June 30, 2016
Loans held-for-sale (2)	$16	$16	$—
Impaired loans held-for-investment (3)
Residential first mortgage loans	25	—	25
Commercial and industrial loans	1	—	1
Repossessed assets (4)	19	—	19
Totals	$61	$16	$45
December 31, 2015
Loans held-for-sale (2)	$8	$8	$—
Impaired loans held-for-investment (3)
Residential first mortgage loans	40	—	40
Commercial real estate loans	2	—	2
Repossessed assets (4)	17	—	17
Totals	$67	$8	$59

(1)	The fair values are obtained at various dates during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

(2)
We recorded less than $1 million and $1 million in fair value losses on loans held-for-sale for which we did not elect the fair value option (included in interest income on the Consolidated Statements of Operations) during the three and six months ended June 30, 2016, respectively compared to less than $1 million and $1 million in fair value losses on loans held-for-sale during the three and six months ended June 30, 2015, respectively.

(3)
We recorded $9 million and $20 million in fair value losses on impaired loans (included in provision (benefit) for loan losses on Consolidated Statements of Operations) during the three and six months ended June 30, 2016, respectively, compared to $21 million and $56 million in fair value losses on impaired loans during the three and six months ended June 30, 2015, respectively.

(4)
We recorded $3 million and $2 million in losses related to write downs of repossessed assets based on the estimated fair value of the specific assets during the three and six months ended June 30, 2016, respectively and recognized net gain of zero and $1 million on sales of repossessed assets (both write downs and net gains/losses are included in assets resolution expense on the Consolidated Statements of Operations) during the three and six months ended June 30, 2016. We recorded zero and $1 million in losses related to write downs of repossessed assets based on the estimated fair value of the specific assets during the three and six months ended June 30, 2015, respectively, and recognized a net gains of $1 million and $1 million on sales of repossessed assets during the three and six months ended June 30, 2015, respectively.

The following tables present the quantitative information about nonrecurring level 3 fair value financial instruments and the fair value measurements as of June 30, 2016 and December 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2016	(Dollars in millions)
Impaired loans held-for-investment
Residential first mortgage loans	$25	Fair value of collateral	Loss severity discount	20% - 25% (21.7%)
Commercial and industrial loans	$1	Fair value of collateral	Loss severity discount	50% - 55% (53.6%)
Repossessed assets	$19	Fair value of collateral	Loss severity discount	18% - 99% (58.4%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2015	(Dollars in millions)
Impaired loans held-for-investment
Residential first mortgage loans	$40	Fair value of collateral	Loss severity discount	35% - 45% (35.2%)
Commercial real estate loans	$2	Fair value of collateral	Loss severity discount	45% - 55% (50.1%)
Repossessed assets	$17	Fair value of collateral	Loss severity discount	16% - 100% (48.7%)

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	June 30, 2016
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$184	$184	$184	$—	$—
Investment securities available-for-sale	1,145	$1,145	—	1,145	—
Investment securities held-to-maturity	1,211	$1,237	—	1,237	—
Loans held-for-sale	3,091	3,094	—	3,094	—
Loans with government guarantees	435	422	—	422	—
Loans held-for-investment, net	5,672	5,640	—	6	5,634
Repossessed assets	19	19	—	—	19
Federal Home Loan Bank stock	172	172	—	172	—
Mortgage servicing rights	301	301	—	—	301
Bank owned life insurance	267	267	—	267	—
Other assets, foreclosure claims	178	178	—	178	—
Derivative financial instruments, assets	178	178	3	92	83
Liabilities
Retail deposits
Demand deposits and savings accounts	$(5,071)	$(4,863)	$—	$(4,863)	$—
Certificates of deposit	(1,023)	(1,038)	—	(1,038)	—
Government deposits	(974)	(962)	—	(962)	—
Company controlled deposits	(1,503)	(1,459)	—	(1,459)	—
Federal Home Loan Bank advances	(2,646)	(2,635)	—	(2,635)	—
Other long-term debt	(247)	(77)	—	(77)	—
Warrant liabilities	(9)	(9)	—	(9)	—
DOJ litigation settlement	(84)	(84)	—	—	(84)
Derivative financial instruments, liabilities	(133)	(133)	(3)	(130)	—

	December 31, 2015
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$208	$208	$208	$—	$—
Investment securities available-for-sale	1,294	1,294	—	1,294	—
Investment securities held-to-maturity	1,268	1,262	—	1,262	—
Loans held-for-sale	2,576	2,578	—	2,578	—
Loans with government guarantees	485	469	—	469	—
Loans held-for-investment, net	6,165	6,121	—	6	6,115
Repossessed assets	17	17	—	—	17
Federal Home Loan Bank stock	170	170	—	170	—
Mortgage servicing rights	296	296	—	—	296
Bank owned life insurance	178	178	—	178	—
Other assets, foreclosure claims	210	210	—	210	—
Derivative financial instruments, assets	58	58	—	32	26
Liabilities
Retail deposits
Demand deposits and savings accounts	$(5,008)	$(4,744)	$—	$(4,744)	$—
Certificates of deposit	(826)	(833)	—	(833)	—
Government deposits	(1,062)	(1,045)	—	(1,045)	—
Company controlled deposits	(1,039)	(947)	—	(947)	—
Federal Home Loan Bank advances	(3,541)	(3,543)	—	(3,543)	—
Long-term debt	(247)	(89)	—	(89)	—
Warrant liabilities	(8)	(8)	—	(8)	—
DOJ litigation settlement	(84)	(84)	—	—	(84)
Derivative financial instruments, liabilities	(18)	(18)	(1)	(17)	—

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

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Assets	(Dollars in millions)
Loans held-for-sale
Net gain on loan sales	$145	$37	$289	$142
Loans held-for-investment
Interest income on loans	$2	$4	$2	$7
Other noninterest income	—	(25)	—	(34)
Liabilities
Long-term debt
Other noninterest income	$—	$(14)	$—	$(25)
Litigation settlement
Other noninterest expense	$—	$3	$—	$2

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of June 30, 2016 and December 31, 2015 for assets and liabilities for which the fair value option has been elected:

	June 30, 2016			December 31, 2015
	(Dollars in millions)
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
Assets
Nonaccrual loans
Loans held-for-sale	$1	$1	$—	$1	$—	$(1)
Loans held-for-investment	22	10	(12)	21	10	(11)
Total nonaccrual loans	$23	$11	$(12)	$22	$10	$(12)
Other performing loans
Loans held-for-sale	$2,921	$3,070	$149	$2,451	$2,541	$90
Loans held-for-investment	90	78	(12)	112	101	(11)
Total other performing loans	$3,011	$3,148	$137	$2,563	$2,642	$79
Total loans
Loans held-for-sale	$2,922	$3,071	$149	$2,452	$2,541	$89
Loans held-for-investment	112	88	(24)	133	111	(22)
Total loans	$3,034	$3,159	$125	$2,585	$2,652	$67
Liabilities
Litigation settlement (1)	$(118)	$(84)	$34	$(118)	$(84)	$34

(1)	We are obligated to pay $118 million in installment payments upon meeting certain performance conditions.

Note 19 – Segment Information

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

The Community Banking segment originates loans, provides deposits and fee based services to consumer, business, and mortgage lending customers through its Branch Banking, Business and Commercial Banking, Government Banking, Warehouse Lending and Held-for-Investment Portfolio groups. Products offered through these teams include checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, commercial loans, and warehouse lines of credit. Other financial services available to consumer and commercial customers include lines of credit, revolving credit, customized treasury management solutions, equipment leasing, inventory, and accounts receivable lending and capital markets services such as interest rate risk protection products.

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

The following tables present financial information by business segment for the periods indicated:

	Three Months Ended June 30, 2016
	Mortgage Originations	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$20	$7	$49	$1	$77
Net gain on loan sales	87	—	3	—	90
Representation and warranty benefit	4	—	—	—	4
Other noninterest income	9	13	6	6	34
Total net interest income and noninterest income	120	20	58	7	205
(Provision) benefit for loan losses	—	—	3	—	3
Asset resolution	—	(1)	—	—	(1)
Depreciation and amortization expense	(1)	(1)	(2)	(4)	(8)
Other noninterest expense	(61)	(21)	(45)	(3)	(130)
Total noninterest expense	(62)	(23)	(47)	(7)	(139)
Income (loss) before income taxes	58	(3)	14	—	69
Provision for income taxes	—	—	—	22	22
Net income (loss)	$58	$(3)	$14	$(22)	$47
Intersegment revenue	$1	$6	$—	$(7)	$—

Average balances
Loans held-for-sale	$2,828	$—	$56	$—	$2,884
Loans with government guarantees	—	444	—	—	444
Loans held-for-investment	3	—	5,566	—	5,569
Total assets	3,471	678	5,653	3,636	13,438
Deposits	—	1,558	7,073	—	8,631

	Three Months Ended June 30, 2015
	Mortgage Originations	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$19	$4	$42	$8	$73
Net gain on loan sales	87	—	(4)	—	83
Representation and warranty benefit	5	—	—	—	5
Other noninterest income	24	14	1	(1)	38
Total net interest income and noninterest income	135	18	39	7	199
(Provision) benefit for loan losses	—	—	13	—	13
Asset resolution	—	(5)	—	—	(5)
Depreciation and amortization expense	—	—	(2)	(3)	(5)
Other noninterest expense	(61)	(28)	(37)	(2)	(128)
Total noninterest expense	(61)	(33)	(39)	(5)	(138)
Income (loss) before income taxes	74	(15)	13	2	74
Provision for income taxes	—	—	—	28	28
Net income (loss)	$74	$(15)	$13	$(26)	$46
Intersegment revenue	$12	$(2)	$(5)	$(5)	$—

Average balances
Loans held-for-sale	$2,173	$—	$45	$—	$2,218
Loans with government guarantees	—	630	—	—	630
Loans held-for-investment	2	—	4,831	105	4,938
Total assets	2,628	986	4,803	3,394	11,811
Deposits	—	1,128	6,608	—	7,736

	Six Months Ended June 30, 2016
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$40	$13	$96	$7	$156
Net gain (loss) on loan sales	156	—	9	—	165
Representation and warranty benefit	6	—	—	—	6
Other noninterest income (loss)	13	26	13	10	62
Total net interest income and noninterest income	215	39	118	17	389
(Provision) benefit for loan losses	—	—	16	—	16
Asset resolution	—	(4)	—	—	(4)
Depreciation and amortization expense	(2)	(2)	(4)	(7)	(15)
Other noninterest expense	(118)	(45)	(88)	(6)	(257)
Total noninterest expense	(120)	(51)	(92)	(13)	(276)
Income (loss) before income taxes	95	(12)	42	4	129
Provision for income taxes	—	—	—	43	43
Net income (loss)	$95	$(12)	$42	$(39)	$86
Intersegment revenue	$2	$11	$(1)	$(12)	$—

Average balances
Loans held-for-sale	$2,780	$—	$117	$—	$2,897
Loans with government guarantees	—	460	—	—	460
Loans held-for-investment	7	—	5,611	—	5,618
Total assets	3,409	703	5,745	3,634	13,491
Deposits	—	1,357	6,984	—	8,341

	Six Months Ended June 30, 2015
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$34	$7	$81	$16	$138
Net gain (loss) on loan sales	183	—	(9)	—	174
Representation and warranty benefit	7	—	—	—	7
Other noninterest income	34	27	8	(5)	64
Total net interest income and noninterest income	258	34	80	11	383
(Provision) benefit for loan losses	—	—	17	—	17
Asset resolution	—	(12)	(1)	—	(13)
Depreciation and amortization expense	(1)	(1)	(3)	(6)	(11)
Other noninterest expense	(118)	(53)	(77)	(4)	(252)
Total noninterest expense	(119)	(66)	(81)	(10)	(276)
Income (loss) before income taxes	139	(32)	16	1	124
Benefit for income taxes	—	—	—	46	46
Net income (loss)	$139	$(32)	$16	$(45)	$78
Intersegment revenue	$19	$1	$(10)	$(10)	$—

Average balances
Loans held-for-sale	$1,988	$—	$43	$—	$2,031
Loans with government guarantees	—	747	—	—	747
Loans held-for-investment	2	—	4,500	115	4,617
Total assets	2,477	1,077	4,457	3,325	11,336
Deposits	—	1,038	6,515	—	7,553

Note 20 – Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU alters the current method for recognizing credit losses within the reserve account. Currently, an institution uses the incurred loss method, the new guidance will require the allowance to be recorded on day one for the contractual term of the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. Management is currently evaluating this guidance and the impact it will have on our Consolidated Financial Statements.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has voted to approve a year deferral of the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption. In April 2016, the FASB clarified the following two aspects: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued ASU 2016-12 Revenue From Contracts With Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to provide a limited number of changes to its revenue recognition standard. The amendments clarify the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes, and the timing for measuring customer payments that are not in cash. The amendment also says a contract should be considered complete if all, or substantially all, of its revenue has been collected prior to making the transition to the new standard. In addition, the update clarifies the disclosure requirements for businesses and other organizations that make the transition to the new standard by adjusting amounts from prior reporting periods. The effects have to be disclosed for prior periods that were adjusted. Management is currently evaluating this guidance and does not expect this guidance to have a material impact on our Consolidated Financial Statements, changes to disclosures in the Notes thereto will be required.

Note 21 - Subsequent Events

On July 11, 2016, we completed an offering of $250 million of 6.125 percent senior notes due 2021 (the "Senior Notes"). This transaction will increase our long term debt reported on the consolidated statement of financial condition by approximately $245 million, net of issuance costs. We utilized these proceeds and other available cash to execute the transactions described below.

On July 14, 2016, we made a $34 million payment on our junior subordination notes (trust preferred securities) to bring current our previously deferred interest as of that date. This transaction will reduce our other liabilities reported on the consolidated statement of financial condition by $34 million.

On July 29, 2016, we completed the previously announced $267 million redemption of our TARP Preferred. This transaction will reduce stockholders equity by approximately $371 million with a $267 million reduction in Preferred Stock and a $104 million reduction related to the payment of deferred dividends.

The transactions above have a significant impact on our capital ratios, the impact of which has been further discussed and presented in the capital section of Management's Discussion and Analysis within this Form 10-Q.

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

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At June 30, 2016, based on our assets, we are the largest bank headquartered in Michigan, providing commercial, small business, and consumer banking services. We have three major operating segments: Community Banking, Mortgage Originations and Mortgage Servicing. Through these lines of business, we emphasize the delivery of a complete set of mortgage and banking products and services and are distinguished by local delivery, customer service and product pricing. Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBC." We are considered a controlled company for NYSE purposes, because MP Thrift Investments, L.P. ("MP Thrift") held approximately 62.9 percent of our common stock as of June 30, 2016.

Our Community Banking segment provides deposits and fee based services to consumer, business, and mortgage lending customers through our Branch Banking, Business, and Commercial Banking, Government Banking, Warehouse Lending and Held-for-Investment Portfolio groups. We maintain a portfolio of commercial and industrial, commercial real estate and builder finance loans with our commercial customers and we originate or purchase residential mortgage loans through referrals from our branches, consumer direct call center and our website, flagstar.com. At June 30, 2016, we operated 99 branches in Michigan. We leverage the customer relationships we have gained throughout our branch network to cross-sell products to existing customers and increase our customer base. In 2016 we also began to offer new MSR lending and equipment finance lease products.

Through our Mortgage Origination segment, we originate or purchase residential mortgage loans throughout the country and sell them into securitization pools, primarily to Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Government National Mortgage Association ("Ginnie Mae") (collectively, the "Agencies") or as whole loans. In addition, we originate or purchase residential first mortgage loans and other consumer loans, and commercial loans to our held-for-investment loan portfolios. Our revenues include net interest income, income from banking services we provide to customers, and noninterest income from sales of residential first mortgage loans to the Agencies, and the servicing of loans for others. The combination of our retail, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential mortgage loan products.

The majority of our total loan originations during the six months ended June 30, 2016 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale to the Agencies. At June 30, 2016, we originated or purchased residential mortgage loans in all 50 states, the U.S. Virgin Islands, and the District of Columbia through relationships with 527 mortgage brokers and 708 correspondents. At June 30, 2016, we also operated 29 retail locations located in 21 states, which primarily originate one-to-four family residential mortgage loans as part of our Mortgage Originations segment. In addition, we originate other consumer and commercial loans through our Community Banking segment. We continue to expand existing business lines, such as our distributed retail and direct-to-consumer mortgage origination businesses.

Our Mortgage Servicing segment services and subservices mortgage loans for others on a fee for service basis and may also collect ancillary fees, such as late fees and earn income through the use of noninterest bearing escrows. Revenue on our subserviced loans is earned on a contractual fee basis, with the fees varying based on the status of the underlying loans.

At June 30, 2016, we had 2,894 full-time equivalent employees inclusive of account executives and loan officers.

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions in those policies are critical to an understanding of our Consolidated Financial Statements, in Item 1. Financial Statements herein. These policies relate to: (a) fair value measurements; (b) the determination of our allowance for loan losses; (c) the accounting for income taxes; and (d) the determination of our representation and warranty reserve. We believe the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements and the Notes, in Item 1, are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements and the Notes, in Item 1, herein, to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, which is available on our website, flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

Selected Financial Ratios
(Dollars in millions, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Mortgage loans originated (1)	$8,330	$8,448	$14,682	$15,702
Mortgage loans sold and securitized	$7,940	$7,571	$14,888	$13,825
Interest rate spread	2.43%	2.63%	2.46%	2.61%
Net interest margin	2.63%	2.79%	2.64%	2.77%
Average common shares outstanding	56,574,796	56,436,026	56,544,256	56,410,880
Average fully diluted shares outstanding	57,751,230	57,165,072	57,623,081	56,971,133
Average interest earning assets	$11,639	$10,367	$11,755	$9,897
Average interest paying liabilities	$9,205	$8,265	$9,514	$7,887
Average stockholders' equity	$1,606	$1,462	$1,583	$1,443
Return on average assets	1.38%	1.57%	1.27%	1.38%
Return on average equity	11.53%	12.71%	10.81%	10.81%
Return on average common equity	13.83%	15.55%	13.00%	13.26%
Efficiency ratio	68.2%	69.6%	71.2%	72.1%
Equity-to-assets ratio (average for the period)	11.95%	12.37%	11.73%	12.73%
Charge-offs to average LHFI (2)	0.62%	1.49%	0.74%	2.63%
Charge-offs to average LHFI, adjusted (2)(3)	0.18%	0.26%	0.44%	0.34%

	June 30, 2016	December 31, 2015	June 30, 2015
Book value per common share	$23.54	$22.33	$20.98
Number of common shares outstanding	56,575,779	56,483,258	56,436,026
Mortgage loans serviced for others	$30,443	$26,145	$27,679
Mortgage loans subserviced for others	$38,000	$40,244	$43,292
Weighted average service fee (basis points)	28.2	27.7	27.4
Capitalized value of mortgage servicing rights	0.99%	1.13%	1.15%
Mortgage servicing rights to Tier 1 capital	19.90%	20.63%	24.2%
Ratio of allowance for loan losses to LHFI (2)	2.62%	3.00%	4.31%
Ratio of allowance for loan losses to LHFI and loans with government guarantees (2)	2.43%	2.78%	3.86%
Ratio of nonperforming assets to total assets	0.46%	0.61%	0.69%
Equity-to-assets ratio	11.65%	11.14%	11.95%
Common equity-to-assets ratio	9.70%	9.20%	9.76%
Tier 1 leverage ratio (to adjusted total assets)	11.59%	11.51%	11.47%
Common equity Tier 1 capital ratio (to risk-weighted assets)	13.55%	14.09%	14.56%
Total risk-based capital ratio (to risk-weighted assets)	20.19%	20.28%	21.30%
Number of branches	99	99	100
Number of FTE employees	2,894	2,713	2,713

(1)	Includes residential first mortgage and second mortgage loans.

(2)	Excludes loans carried under the fair value option.

(3)
Excludes charge-offs of $2 million and $15 million related to the sale of loans during the three months ended June 30, 2016 and June 30, 2015, respectively, and $8 million and $51 million related to the sale of loans during the six months ended June 30, 2016 and June 30, 2015, respectively.. Also excludes charge-offs related to loans with government guarantees of $4 million and $7 million during the three and six months ended June 30, 2016.

Summary of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Net interest income	$77	$73	$156	$138
Provision (benefit) for loan losses	(3)	(13)	(16)	(17)
Total noninterest income	128	126	233	245
Total noninterest expense	139	138	276	276
Provision for income taxes	22	28	43	46
Net income	$47	$46	$86	$78
Income per share:
Basic	$0.67	$0.69	$1.23	$1.12
Diluted	$0.66	$0.68	$1.21	$1.11

Our net income increased $1 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The increase was primarily driven by an increase in net interest income driven by our asset growth over the past year along with a lower effective tax rate. These improvements were partially offset by a lower provision (benefit) for loan losses primarily related to the allowance release related to the sale of interest-only loans that took place in the second quarter of 2015.

Net income increased $8 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase was primarily driven by an increase in net interest income of $18 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase was a result of asset growth and our strategic initiative executed throughout 2015 to replace lower credit quality assets with higher quality residential and commercial loans. As a result of this initiative, we grew average interest earning assets by 19 percent from $9.9 billion during the six months ended June 30, 2015 to $11.8 billion during the six months ended June 30, 2016. These improvements were partially offset by a decrease of $12 million in noninterest income, driven by a decrease in our net return on mortgage servicing asset primarily due to higher than anticipated prepayments.

Net Interest Income

The following table presents on a consolidated basis interest income from average assets and liabilities, expressed in dollars and yields:

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$2,884	$26	3.64%	$2,218	$21	3.80%
Loans held-for-investment
Consumer loans (1)	2,746	24	3.48%	2,913	27	3.74%
Commercial loans (1)	2,823	28	3.94%	2,025	21	4.03%
Loans held-for-investment	5,569	52	3.71%	4,938	48	3.86%
Loans with government guarantees	444	4	3.33%	630	5	2.97%
Investment securities	2,558	17	2.66%	2,350	15	2.55%
Interest-earning deposits	184	—	0.50%	231	1	0.55%
Total interest-earning assets	11,639	99	3.40%	10,367	90	3.42%
Other assets	1,799			1,444
Total assets	$13,438			$11,811
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$482	$—	0.17%	$431	$—	0.14%
Savings deposits	3,691	7	0.79%	3,752	8	0.83%
Money market deposits	363	1	0.52%	242	—	0.26%
Certificates of deposit	951	2	1.00%	763	2	0.71%
Total retail deposits	5,487	10	0.75%	5,188	10	0.73%
Government deposits
Demand deposits	203	—	0.39%	210	—	0.40%
Savings deposits	398	—	0.52%	401	1	0.52%
Certificates of deposit	410	1	0.50%	331	—	0.34%
Total government deposits	1,011	1	0.49%	942	1	0.43%
Total deposits	6,498	11	0.71%	6,130	11	0.68%
Short-term debt	835	1	0.41%	—	—	—%
Long-term debt	1,625	8	1.93%	1,828	4	0.90%
Other debt	247	2	3.31%	307	2	2.38%
Total interest-bearing liabilities	9,205	22	0.97%	8,265	17	0.79%
Noninterest-bearing deposits (2)	2,133			1,606
Other liabilities	494			478
Stockholders’ equity	1,606			1,462
Total liabilities and stockholders' equity	$13,438			$11,811
Net interest-earning assets	$2,434			$2,102
Net interest income		$77			$73
Interest rate spread (3)			2.43%			2.63%
Net interest margin (4)			2.63%			2.79%
Ratio of average interest-earning assets to interest-bearing liabilities			126.4%			125.4%

(1)
Consumer loans include: residential first mortgage, second mortgage, HELOC, and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and warehouse lending loans.

(2)	Includes company controlled deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate

Interest-Earning Assets
Loans held-for-sale	$2,897	$54	3.72%	$2,031	$40	3.89%
Loans held-for-investment
Consumer loans (1)	3,030	53	3.50%	2,765	52	3.79%
Commercial loans (1)	2,588	52	3.93%	1,852	37	3.99%
Loans held-for-investment	5,618	105	3.70%	4,617	89	3.87%
Loans with government guarantees	460	7	3.18%	747	10	2.67%
Investment securities	2,625	34	2.59%	2,232	29	2.56%
Interest-earning deposits	155	—	0.50%	270	1	0.49%
Total interest-earning assets	11,755	200	3.39%	9,897	169	3.40%
Other assets	1,736			1,439
Total assets	$13,491			$11,336
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$463	$—	0.15%	$428	$—	0.14%
Savings deposits	3,706	15	0.79%	3,657	15	0.80%
Money market deposits	303	1	0.45%	249	—	0.26%
Certificates of deposit	904	4	0.96%	775	3	0.69%
Total retail deposits	5,376	20	0.74%	5,109	18	0.70%
Government deposits
Demand deposits	230	—	0.39%	218	—	0.39%
Savings deposits	409	1	0.52%	387	1	0.52%
Certificates of deposit	411	1	0.71%	344	1	0.35%
Total government deposits	1,050	2	0.57%	949	2	0.43%
Total deposits	6,426	22	0.70%	6,058	20	0.66%
Short-term debt	1,249	3	0.40%	—	—	—%
Long-term debt	1,592	15	1.91%	1,497	7	0.97%
Other debt	247	4	3.27%	332	4	2.28%
Total interest-bearing liabilities	9,514	44	0.93%	7,887	31	0.79%
Noninterest-bearing deposits (2)	1,915			1,495
Other liabilities	479			511
Stockholders’ equity	1,583			1,443
Total liabilities and stockholders' equity	$13,491			$11,336
Net interest-earning assets	$2,241			$2,010
Net interest income		$156			$138
Interest rate spread (3)			2.46%			2.61%
Net interest margin (4)			2.64%			2.77%
Ratio of average interest-earning assets to interest-bearing liabilities			123.6%			125.5%

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

Comparison to Prior Year Quarter

Net interest income increased $4 million for the three months ended June 30, 2016, compared to the same period in 2015, primarily due to growth in interest earning assets partially offset by a decrease in the net interest margin driven by a lower interest rate environment.

Our net interest margin for the three months ended June 30, 2016 was 2.63 percent, compared to 2.79 percent for the three months ended June 30, 2015. The decrease from 2015 was driven primarily by lower yield on loans held-for-investment and higher interest rates on fixed rate long term debt used to match-fund our longer duration asset growth.

Interest income increased $9 million for the three months ended June 30, 2016, compared to the same period in 2015, primarily driven by higher average loans held-for-sale and loans held-for-investment partially offset by lower interest rates. Average loans held-for-sale increased $0.7 billion or 30.0 percent compared to the same period in 2015, primarily due to slower deliveries of saleable mortgage loans to the Agencies during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Average loans held-for-investment for the three months ended June 30, 2016, increased $0.6 billion or 12.8 percent, compared to the three months ended June 30, 2015, primarily due to a shift in mix with an increase in high quality, higher yielding commercial loans, partially offset by the sale of lower margin performing residential first mortgage loans.

Interest expense increased $5 million for the three months ended June 30, 2016, compared to the same period in 2015, primarily driven by higher interest rates from longer term fixed rate debt taken to match-fund our longer duration asset growth. Also impacting the increase was a $940 million increase in our overall average interest bearing liabilities driven primarily by growth in deposits which have been used to fund loan growth.

Comparison to Prior Year to Date

Net interest income increased $18 million for the six months ended June 30, 2016, compared to the same period in 2015, primarily driven by growth in interest earning assets partially offset by a decrease in the net interest margin driven by a lower interest rate environment.

Our net interest margin for the six months ended June 30, 2016 was 2.64 percent, compared to 2.77 percent for the six months ended June 30, 2015. The decrease for the six months ended June 30, 2016 was driven by higher interest rates from longer term fixed rate debt taken to match-fund our longer duration asset growth throughout 2015 along with the lower interest rate environment experienced in the first half of 2016.

Interest income increased $31 million for the six months ended June 30, 2016, compared to the same period in 2015, primarily driven by higher average loans held-for-sale and loans held-for-investment partially offset by lower interest rates. Average loans held-for-sale increased $0.9 billion for the six months ended June 30, 2016, compared to the same period in 2015, primarily due to a longer holding period prior to sale to the Agencies that took place in the first half of 2016 compared to the same period in 2015. Average loans held-for-investment increased $1.0 billion for the six months ended June 30, 2016, compared to the same period in 2015, primarily due to us retaining more residential loan production on the balance sheet along with growth in warehouse and commercial loans.
Interest expense increased $13 million for the six months ended June 30, 2016, compared to the same period in 2015, primarily driven by an increase in the average balance and higher rates on debt taken to match-fund our longer duration asset growth. Also impacting the increase was a $0.4 million increase in average interest-bearing deposits driven primarily by growth in deposits for the six months ended June 30, 2016, compared to the same period in 2015.

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

	Three Months Ended June 30,
	2016 Versus 2015 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$(1)	$6	$5
Loans with government guarantees	—	(1)	(1)
Loans held-for-investment
Consumer loans (1)	(2)	(1)	(3)
Commercial loans (2)	(1)	8	7
Total loans held-for-investment	(3)	7	4
Investment securities	—	2	2
Interest-earning deposits and other	—	(1)	(1)
Total other interest-earning assets	$(4)	$13	$9
Interest-Bearing Liabilities
Retail deposits
Savings deposits	$(1)	$—	$(1)
Money market deposits	—	1	1
Total retail deposits	(1)	1	—
Government deposits
Savings deposits	—	(1)	(1)
Certificates of deposits	—	1	1
Total government deposits	—	—	—
Total deposits	(1)	1	—
Short-term debt	—	1	1
Long-term debt	4	—	4
Total interest-bearing liabilities	$3	$2	$5
Change in net interest income	$(7)	$11	$4

(1)	Consumer loans include residential first mortgage, second mortgage, HELOC, and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and warehouse lending.

	Six Months Ended June 30,
	2016 Versus 2015 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$(3)	$17	$14
Loans with government guarantees	1	(4)	(3)
Loans held-for-investment
Consumer loans (1)	(4)	5	1
Commercial loans (2)	—	15	15
Total loans held-for-investment	(4)	20	16
Investment securities	—	5	5
Interest-earning deposits and other	—	(1)	(1)
Total other interest-earning assets	$(6)	$37	$31
Interest-Bearing Liabilities
Retail deposits
Money market deposits	$—	$1	$1
Certificates of deposit	—	1	1
Total retail deposits	—	2	2
Total deposits	—	2	2
Short-term debt	—	3	3
Long-term debt	7	1	8
Other debt	1	(1)	—
Total interest-bearing liabilities	$8	$5	$13
Change in net interest income	$(14)	$32	$18

(1)	Consumer loans include residential first mortgage, second mortgage, HELOC, and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and warehouse lending.

Provision (Benefit) for Loan Losses

Comparison to Prior Year Quarter

The provision (benefit) for loan losses was a benefit of $3 million during the three months ended June 30, 2016, compared to a benefit of $13 million during the three months ended June 30, 2015. During the three months ended June 30, 2016, the $3 million benefit resulted primarily from the sale of $408 million unpaid principal balance of performing residential first mortgage loans. During the three months ended June 30, 2015, the provision (benefit) for loan losses included a net reduction in the allowance for loan losses relating to $70 million unpaid principal balance of nonperforming and troubled debt restructured first mortgage loan sales and the sales of $386 million unpaid principal balance of interest-only residential first mortgage loans, partially offset by an increase in provision related to an increase in the average loans held-for-investment loan portfolio.

Net charge-offs for the three months ended June 30, 2016 decreased to $9 million, compared to $18 million for the three months ended June 30, 2015. For the three months ended June 30, 2016 net charge-offs included $2 million of net charge-offs associated with the sale of $14 million unpaid principal balance of nonperforming, TDR, and non-agency loans and $4 million of net charge-offs associated with loans with government guarantees. For the three months ended June 30, 2015, net charge-offs included $15 million associated with the sale of $456 million unpaid principal balance of interest-only and non-agency loans. As a percentage of the average loans held-for-investment, net charge-offs for the three months ended June 30, 2016 decreased to 0.62 percent from 1.49 percent for the three months ended June 30, 2015. Excluding the charge-offs associated with loan sales and loans with government guarantees, net charge-offs as a percentage of the average loans held-for-investment were 0.18 percent during the three months ended June 30, 2016, compared to 0.26 percent during the three months ended June 30, 2015.

Comparison to Prior Year to Date

The provision (benefit) for loan losses was a benefit of $16 million during the six months ended June 30, 2016, compared to a $17 million benefit during the six months ended June 30, 2015. The $16 million benefit resulted primarily from the sale of $1.2 billion unpaid principal balance of performing residential first mortgage loans and $110 million of unpaid principal balance of nonperforming, TDR and non-agency loans during the six months ended June 30, 2016. During the six months ended June 30, 2015, the provision (benefit) for loan losses included a net reduction in the allowance for loan losses relating to several loan sales, including a net reduction in the allowance relating to interest-only residential first mortgage loans, partially offset by an increase related to the growth in average loans held-for-investment loan portfolio.

Net charge-offs for the six months ended June 30, 2016 decreased to $21 million, compared to $58 million for the six months ended June 30, 2015. For the six months ended June 30, 2016 net charge-offs included $8 million associated with the sale of $110 million unpaid principal balance of nonperforming, TDR and non-agency loans and $7 million of net charge-offs associated with loans with government guarantees. For the six months ended June 30, 2015, net charge-offs included $51 million associated with the sale of $787 million unpaid principal balance of nonperforming, TDR and non-agency loans. As a percentage of the average loans held-for-investment, net charge-offs for the six months ended June 30, 2016 decreased to 0.74 percent from 2.63 percent for the six months ended June 30, 2015. Excluding the charge-offs associated with loan sales and loans with government guarantees, net charge-offs as a percentage of the average loans held-for-investment were 0.44 percent during the six months ended June 30, 2016, compared to 0.34 percent during the six months ended June 30, 2015.

See the section captioned "Allowance for Loan Losses" in this discussion for further analysis of the provision (benefit) for loan losses.

Noninterest Income

The following table sets forth the components of our noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Net gain on loan sales	$90	$83	$165	$174
Loan fees and charges	19	19	34	36
Deposit fees and charges	6	6	12	12
Loan administration income	4	7	10	11
Net (loss) return on mortgage servicing rights	(4)	9	(10)	7
Net loss on sale of assets	—	(2)	(2)	(2)
Representation and warranty benefit	4	5	6	7
Other noninterest income	9	(1)	18	—
Total noninterest income	$128	$126	$233	$245

The following loans held-for-sale table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period:

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)	$8,127	$6,863	$5,027	$6,495	$6,804
Net margin on mortgage rate lock commitments (fallout-adjusted) (1) (2)	1.04%	0.96%	0.92%	1.05%	1.22%
Net gain on loan sales on HFS	$85	$66	$46	$68	$83
Net (loss) return on the mortgage servicing rights	$(4)	$(6)	$9	$12	$9
Gain on loan sales HFS + net (loss) return on the MSR	$81	$60	$55	$80	$92
Residential loans serviced (number of accounts - 000's) (3)	358	340	361	369	378
Capitalized value of mortgage servicing rights	0.99%	1.06%	1.13%	1.12%	1.15%
Loans sold and securitized	7,940	6,948	5,164	7,318	7,571
Net margin on loan sales	1.07%	0.94%	0.90%	0.93%	1.09%

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the level of interest rates.

(2)	Gain on sale margin is based on net gain on loan sales related to held-for-sale loans to fallout-adjusted mortgage rate lock commitments.

(3)	Includes serviced for own loan portfolio, serviced for others and subserviced for others loans.

Comparison to Prior Year Quarter

Total noninterest income was $128 million during the three months ended June 30, 2016, which was a $2 million increase from $126 million during the three months ended June 30, 2015.

Net gain on loan sales increased $7 million to $90 million during the three months ended June 30, 2016, compared to $83 million for the three months ended June 30, 2015. The increase was primarily due to a $5 million gain resulting from the sale of performing loans held-for-investment and higher fallout-adjusted locks which increased to $8.1 billion during the three months ended June 30, 2016, compared to $6.8 billion in the three months ended June 30, 2015 driven by the low interest rate environment at the end of the second quarter in 2016. The fallout-adjusted net margin on mortgage rate lock commitments, excluding loans held-for-investment decreased 18 basis points to 1.04 percent during the three months ended June 30, 2016, compared to 1.22 percent for the three months ended June 30, 2015.

For the three months ended June 30, 2016 loan administration income decreased $3 million to $4 million, as compared to $7 million for the three months ended June 30, 2015. The decrease was primarily due to a decrease in fees on loans subserviced for others.

Net loss on mortgage servicing rights was $4 million for the three months ended June 30, 2016, compared to a return of $9 million during the three months ended June 30, 2015. The $13 million decrease was primarily due to higher prepayments and a higher anticipated prepayment assumption as a result of lower interest rates.

Other noninterest income increased $10 million to $9 million during the three months ended June 30, 2016, compared to a loss of $1 million for the three months ended June 30, 2015. The improvement was primarily due to income earned on our bank owned life insurance whose average balances increased along with lower adjustments related to assets and liabilities held at fair value.

Comparison to Prior Year to Date

Total noninterest income was $233 million during the six months ended June 30, 2016, which was a $12 million decrease from $245 million during the six months ended June 30, 2015.

Net gain on loan sales decreased $9 million during the six months ended June 30, 2016, as compared to the same period in 2015. The decrease was primarily due to lower net margin, partially offset by an increase in fallout-adjusted locks and to a $14 million gain resulting from the sale of performing loans held-for-investment. Fallout adjusted locks increased to $15.0 billion, compared to $14.0 billion in the six months ended June 30, 2015, driven by the lower interest rate environment at the end of the second quarter in 2016. The fallout-adjusted net margin on mortgage rate lock commitments, excluding loans held-for-investment decreased 24 basis points to 1.00 percent during the six months ended June 30, 2016, compared to 1.24 percent for the six months ended June 30, 2015.

Net loss on mortgage servicing rights was $10 million for the six months ended June 30, 2016, compared to a return of $7 million during the six months ended June 30, 2015. The $17 million decrease was primarily due to higher prepayments and a higher anticipated prepayment assumption as a result of lower interest rates.

Other noninterest income increased $18 million during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The improvement was primarily due to income earned on our bank owned life insurance whose average balances increased along with lower adjustments related to assets and liabilities held at fair value.

Noninterest Expense

The following table sets forth the components of our noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Compensation and benefits	$66	$59	$134	$120
Commissions	14	11	24	21
Occupancy and equipment	21	20	43	40
Asset resolution	1	5	4	13
Federal insurance premiums	3	6	6	12
Loan processing expense	15	14	27	26
Legal and professional expense	6	8	15	17
Other noninterest expense	13	15	23	27
Total noninterest expense	$139	$138	$276	$276
Efficiency ratio	68.2%	69.6%	71.2%	72.1%

Comparison to Prior Year Quarter

Noninterest expense increased $1 million to $139 million during the three months ended June 30, 2016, compared to $138 million during the three months ended June 30, 2015. The increase was primarily due to an increase in compensation, benefits and commissions as a result of increased headcount in support of our growth initiatives, higher stock compensation expense and increased business activity. These increases were partially offset by decreases in federal insurance premiums due to an improvement of our risk profile and lower asset resolution expenses.

Comparison to Prior Year to Date

Noninterest expense was $276 million for both the six months ended June 30, 2016 and the six months ended June 30, 2015, which was primarily due to a $14 million increase in compensation, benefits and commissions driven by investment in new strategic initiatives, higher stock compensation expense and increased business activity. This increase was partially offset by a $9 million decrease in asset resolution expense primarily due to a decrease in default servicing and foreclosure costs and a $6 million decrease in federal insurance premiums due to an improvement our risk profile.

Other noninterest expense declined $4 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily driven by lower litigation settlement expenses. Additionally, in the second quarter 2016, we had a litigation settlement expense of $6 million related to the settlement of a class action lawsuit during the period which was offset by a favorable settlement with a vendor for which we were the plaintiff.

Provision for Income Taxes

Our provision for income taxes for the three and six months ended June 30, 2016 was $22 million and $43 million, respectively, compared to a provision of $28 million and $46 million during the three and six months ended June 30, 2015, respectively. Our effective tax rate for the three and six months ended June 30, 2016 was 32.7 percent and 33.4 percent, respectively, compared to 37.2 percent and 37.0 percent for the three and six months ended June 30, 2015, respectively. The effective rate for the three and six months ended June 30, 2016 differs from the combined federal and state statutory tax rate primarily due to benefits associated with state tax settlements and non-taxable bank owned life insurance earnings, partially offset by an increase in warrant expense and other nondeductible expenses.

For further information relating to income taxes, see Note 15 of the Notes to the Consolidated Financial Statements, herein.

OPERATING SEGMENTS

Overview

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 19 of the Notes to Consolidated Financial Statements, herein, for a full understanding of our consolidated financial performance.

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

The net income (loss) by operating segment is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Mortgage Originations	$58	$74	$95	$139
Mortgage Servicing	(3)	(15)	(12)	(32)
Community Banking	14	13	42	16
Other	(22)	(26)	(39)	(45)
Total net income	$47	$46	$86	$78
Mortgage Originations

Comparison to Prior Year Quarter

The Mortgage Originations segment net income decreased $16 million to $58 million during the three months ended June 30, 2016, compared to $74 million in the three months ended June 30, 2015, primarily due to a $13 million lower net return on MSRs resulting from increased runoff related to lower interest rates and increased expectations for prepayments.

Comparison to Prior Year to Date

The Mortgage Originations segment reported a net income of $95 million for the six months ended June 30, 2016, compared to net income of $139 million for the six months ended June 30, 2015, primarily driven by a $27 million decrease in net gain on loan sales due to a decrease in originations and a $17 million lower net return on MSRs resulting from increased runoff related to lower interest rates and increased expectations for prepayments.

Mortgage Servicing

Comparison to Prior Year Quarter

The Mortgage Servicing segment reported a net loss of $3 million for the three months ended June 30, 2016, compared to a net loss of $15 million for the three months ended June 30, 2015. The $12 million improvement resulted from a $7 million decrease in other noninterest expense primarily due to lower legal expenses, a $4 million decrease in asset resolution expense due to a decrease in default servicing expenses and foreclosure costs, as well as an increase in net interest income due to an increase in average company controlled deposits.

Comparison to Prior Year to Date

The Mortgage Servicing segment reported a net loss of $12 million for the six months ended June 30, 2016, compared to a net loss of $32 million for the six months ended June 30, 2015. The $20 million improvement resulted from an $8 million decrease in other noninterest expense primarily due to lower legal expenses, an $8 million decrease in asset resolution expense primarily due to a decrease in default servicing expenses and foreclosure costs, as well as an increase in net interest income primarily due to an increase in average company controlled deposits.

Community Banking

Comparison to Prior Year Quarter

During the three months ended June 30, 2016, the Community Banking segment reported net income of $14 million, compared to $13 million for the three months ended June 30, 2015. The increase in net income was primarily due a $19 million increase in net interest and noninterest income partially offset by $10 million lower (provision) benefit for loan losses and an increase in noninterest expenses. Net interest income increased primarily due to growth in our commercial loan balances, partially offset by lower interest rates and a decrease in residential mortgage loan volume due to sales. Gain on sale increased $7 million primarily due to a gain resulting from the sale of performing loans held-for-investment. The lower (provision) benefit for loan losses was driven primarily by the benefit recognized in the second quarter of 2015 relating to several loan sales, including a net reduction in the allowance relating to interest-only residential first mortgage loans. Other noninterest expenses increased primarily due to the settlement of a class action lawsuit increased compensation, benefits and commissions in support of our growth initiatives.

Comparison to Prior Year to Date

During the six months ended June 30, 2016, the Community Banking segment reported net income of $42 million, compared to $16 million for the six months ended June 30, 2015. The $26 million increase in net income was primarily due to a $39 million increase in net interest and noninterest income partially offset by an increase in other noninterest expense. Net interest income increased primarily due to growth in our commercial loan balances, partially offset by a decrease in residential mortgage loan balances due to sales. The gain on loan sale increased $19 million primarily driven by the sale of performing residential first mortgage loans out of the held-for-investment portfolio during the six months ended June 30, 2016. Other noninterest expenses increased primarily due to the settlement of a class action lawsuit, increased compensation and benefits, and commissions in support of our growth initiatives.

Other

Comparison to Prior Year Quarter

For the three months ended June 30, 2016, the Other segment net loss was $22 million, as compared to a net loss of $26 million for the three months ended June 30, 2015. The $4 million improvement was primarily due to a $6 million lower income tax expense driven by state tax settlements in the quarter, partially offset by $3 million in higher noninterest expense. Higher noninterest income primarily driven by lower fair value adjustments and an increase in BOLI income was offset by a decrease in net interest income due to higher average outstanding FHLB advances.

Comparison to Prior Year to Date

For the six months ended June 30, 2016, the Other segment net loss was $39 million compared to $45 million for the six months ended June 30, 2015. The $6 million improvement was primarily due to an increase of $15 million in other noninterest income, primarily due to lower fair value adjustments and an increase in BOLI income, partially offset by a $9 million reduction in net interest income primarily due to higher average outstanding FHLB advances.

RISK MANAGEMENT

Like all financial services companies, we engage in certain business activities and assume the related risks. The risks we are subject to, in the normal course of business, include, but are not limited to, credit, regulatory compliance, legal, reputation, liquidity, market, operational and strategic. Our risk management activities are focused on ensuring we properly identify, measure, and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. We hold capital to protect from the risk of unexpected loss.

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

Mortgage Originations

Our Mortgage Originations segment originates, acquires and sells one-to-four family residential mortgage loans. We sell substantially all of the residential mortgage loans we produce into the secondary market on a whole loan basis or securitizing the loans into mortgage-backed securities with the agencies. We utilize production channels to originate or acquire mortgage loans and each production channel originates mortgage loan products which are underwritten to the same standards. We expect to continue to leverage technology to streamline the mortgage origination process, thereby bringing service and convenience to brokers and correspondents. We also continue to make available to our customers various web-based tools that facilitate the mortgage loan origination process through each of our production channels. Brokers and correspondents are able to register and lock loans, check the status of inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Funding for our Mortgage Originations segment is provided primarily by deposits held in our Community Banking segment and borrowings.

Correspondent. In a correspondent transaction, an unaffiliated bank or mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at a market price. We perform a full review of each loan, whether purchased in bulk or not, purchasing only those that were originated in accordance with our underwriting guidelines. We have active correspondent relationships with 708 companies, including banks, credit unions and mortgage companies located in all 50 states.

Broker. In a broker transaction, an unaffiliated bank or mortgage brokerage company completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as "table funding") thereby becoming the lender of record. Currently, we have active broker relationships with 527 mortgage brokers, credit unions and mortgage brokerage companies located in all 50 states.

Retail. Our retail channel combines two business lines, home lending and direct-to-consumer. In a home lending transaction, loans are originated through our nationwide network of stand-alone home loan centers. At June 30, 2016, we maintained 29 retail locations in 21 states. In a direct-to-consumer lending transaction, loans are originated through our Community Banking segment banking centers and from a national direct-to-consumer call center. When loans are originated on a retail basis, most aspects of the lending process are completed internally, including the origination documentation (inclusive of customer disclosures), as well as the funding of the transactions. Our centralized loan processing provides efficiencies and allows lending sales staff to focus on originations.

We are a leading national originator of mortgage loans based on our residential first mortgage loan originations. The following tables disclose residential first mortgage loan originations by channel, type and mix for each respective period:

	Three Months Ended June 30, 2016
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in millions)
Correspondent	$6,200	$4,761	$4,115	$5,584	$5,818
Broker	1,625	1,270	1,406	1,930	2,170
Retail	496	312	294	353	450
Total	$8,321	$6,343	$5,815	$7,867	$8,438

Purchase originations	$3,837	$2,688	$2,875	$4,357	$3,816
Refinance originations	4,484	3,655	2,940	3,510	4,622
Total	$8,321	$6,343	$5,815	$7,867	$8,438

Conventional	$4,763	$3,799	$3,351	$4,452	$5,152
Government	2,060	1,525	1,416	1,908	1,710
Jumbo	1,498	1,019	1,048	1,507	1,576
Total	$8,321	$6,343	$5,815	$7,867	$8,438

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

	June 30, 2016		December 31, 2015
	Amount	Number of accounts	Amount	Number of accounts
	(Dollars in millions)
Residential loan servicing
Serviced for own loan portfolio (1)	$5,379	29,520	$6,088	30,683
Serviced for others	30,443	134,266	26,145	118,662
Subserviced for others (2)	38,000	194,209	40,244	211,740
Total residential loans serviced (2)	$73,822	357,995	$72,477	361,085

(1)	Includes loans held-for-investment (residential first mortgage, second mortgage, and HELOC), loans held-for-sale (residential first mortgage), loans with government guarantees and repossessed assets.

(2)	Does not include temporary short-term subservicing performed as a result of sales of servicing-released mortgage servicing rights. Includes repossessed assets.

Loans held-for-investment

Loans held-for-investment decreased from $6.4 billion at December 31, 2015, to $5.8 billion at June 30, 2016. This decrease was primarily due to a $1.0 billion decrease in performing residential first mortgage loans from loan sales of $1.2 billion unpaid principal balance resulting from a change in management's intent, partially offset by an increase in our higher spread, relationship-based commercial loan portfolio.

For further information relating to the concentration of credit of our loans held-for-investment, see Note 5 of the Notes to the Consolidated Financial Statements, herein.

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

At June 30, 2016, the largest geographic concentrations of our residential first mortgage loans in our held-for-investment portfolio were in California, Michigan and Florida, which represented 53.8 percent of such loans outstanding.

The following table identifies our held-for-investment residential mortgages by major category, at June 30, 2016 and December 31, 2015:

	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
June 30, 2016	(Dollars in millions)
Residential first mortgage loans
Amortizing	$1,984	3.48%	753	754	319	66.6%	57.8%
Interest-only (4)	66	3.68%	758	761	323	60.4%	52.1%
Other (5)	11	3.48%	710	730	262	68.8%	60.1%
Total residential first mortgage loans	$2,061	3.48%	753	754	319	66.4%	57.6%

December 31, 2015
Residential first mortgage loans
Amortizing	$2,999	3.52%	752	752	304	68.3%	62.5%
Interest-only (4)	64	3.48%	753	755	320	62.0%	55.1%
Other (5)	13	3.29%	710	728	268	69.0%	62.1%
Total residential first mortgage loans	$3,076	3.52%	752	752	304	68.2%	62.4%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the six months ended June 30, 2016.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level, Office of Federal Housing Enterprise Oversight ("OFHEO") data as of March 31, 2016.

(4)	Includes only those loans that are currently in the interest-only phase of repayment. Loans originated as interest-only that are now amortizing are included in amortizing loans.

(5)	Primarily Option ARMs.

The following table identifies our residential first mortgage loans held-for-investment by major category, at June 30, 2016:

June 30, 2016	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
	(Dollars in millions)
Residential first mortgage loans
Amortizing
3/1 ARM	$58	3.84%	706	706	218	75.7%	55.9%
5/1 ARM	743	3.15%	758	759	315	63.4%	54.3%
7/1 ARM	796	3.30%	766	767	349	65.4%	58.9%
Other ARM	136	3.45%	744	750	333	73.6%	55.2%
Fixed mortgage loans	251	4.92%	716	711	257	73.6%	65.2%
Total amortizing	1,984	3.48%	753	754	319	66.6%	57.8%
Interest-only
3/1 ARM	1	3.26%	632	710	255	69.4%	64.4%
5/1 ARM	10	3.24%	733	729	269	70.0%	77.7%
7/1 ARM	1	3.13%	694	712	247	53.4%	51.9%
Other ARM	49	3.43%	772	776	344	56.4%	43.1%
Other interest-only	6	6.50%	711	705	269	77.2%	82.3%
Interest-only (4)	66	3.68%	758	761	323	60.4%	52.1%
Other (5)	11	3.48%	710	730	262	68.8%	60.1%
Total residential first mortgage loans	$2,061	3.48%	753	754	319	66.4%	57.6%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the six months ended June 30, 2016.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of March 31, 2016.

(4)	Includes only those loans that are currently in the interest-only phase of repayment. Loans originated as interest-only that are now amortizing are included in amortizing loans.

(5)	Primarily Option ARMs.

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

Set forth below as of June 30, 2016, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period and nonperforming loans do not reset while in the nonperforming status. Accordingly, the table below may include the same loans in more than one period. In addition, the table below excludes purchased loan portfolios.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in millions)
2016 (1)	N/A	N/A	$124	$117
2017	$121	125	130	120
2018	123	126	133	122
Later years (2)	373	603	790	867
N/A - Not applicable

(1)	Reflects loans that have reset through June 30, 2016.

(2)	Later years reflect one reset period per loan.

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

Home Equity Line of Credit loans. Underwriting guidelines for our HELOC originations have been established to attract higher credit quality loans with long-term profitability. The minimum FICO is 680, maximum CLTV up to 89 percent, and the maximum debt-to-income ratio is 43 percent. HELOCs are adjustable-rate loans that generally contain a 10-year interest-only draw period followed by a 20-year amortizing period. We also offer HELOC loans for a term period of five to 15 years to repay. The minimum FICO is 680, maximum CLTV up to 89 percent, and the maximum debt-to-income ratio is 43 percent. Included in HELOC loans are interest-only loans. At June 30, 2016, the unpaid principal balance of our interest-only mortgage loans was $66 million.

Commercial loans held-for-investment. During the six months ended June 30, 2016, we have continued to grow our longer term commercial real estate and commercial and industrial loans. Our Business and Commercial Banking group includes relationships with relationship managers primarily throughout Michigan's major markets. Our commercial loans held-for-investment totaled $3.2 billion at June 30, 2016 and $2.7 billion at December 31, 2015. The portfolio consists of three loan types: commercial real estate, commercial and industrial, and warehouse loans, each of which is discussed in more detail below.

The following table identifies the commercial loans held-for-investment portfolio by loan type and selected criteria at June 30, 2016 and December 31, 2015:

Commercial Loans Held-for-Investment
	June 30, 2016		December 31, 2015
	Balance	Average Note Rate	Balance	Average Note Rate
	(Dollars in millions)
Commercial real estate loans:
Fixed rate	$56	4.8%	$52	4.9%
Adjustable rate	927	2.9%	769	2.8%
Total commercial real estate loans (1)	983		821
Net deferred fees and other	(7)		(7)
Total commercial real estate loans, net	$976		$814
Commercial and industrial loans:
Fixed rate	$51	4.8%	$44	4.7%
Adjustable rate	569	3.4%	512	3.0%
Total commercial and industrial loans	620		556
Net deferred fees and other	(5)		(4)
Total commercial and industrial loans, net	$615		$552
Warehouse loans:
Adjustable rate	$1,676	3.5%	$1,367	3.4%
Net deferred fees and other	(25)		(31)
Total warehouse loans, net	$1,651		$1,336
Total commercial loans:
Fixed rate	$107	4.8%	$96	4.8%
Adjustable rate	3,172	3.1%	2,648	3.1%
Total commercial loans	3,279		2,744
Net deferred fees and other	(37)		(42)
Total commercial loans, net	$3,242		$2,702

(1)	Includes $221 million and $188 million, respectively, of commercial owner occupied real estate loans at June 30, 2016 and December 31, 2015.

Commercial real estate loans. Our commercial real estate held-for-investment loan portfolio is comprised of loans that are collateralized by real estate properties intended to be income-producing in the normal course of business. This portfolio also includes owner occupied real estate loans, in addition to home builder loans.

The following table discloses our total unpaid principal balance (net of write downs) of commercial real estate held-for-investment loans by borrower geographic concentration and collateral type at June 30, 2016:

	State
Collateral Type	Michigan	California	Florida	Other	Total (1)
	(Dollars in millions)
Retail	$127	$29	$9	$21	$186
Office	155	—	7	—	162
Apartments	117	—	—	39	156
Industrial	113	—	10	4	127
Hotel/motel	52	—	—	—	52
Single family residence, which includes land	14	20	—	14	48
Shopping Center	41	—	—	—	41
Senior living facility	37	—	—	—	37
Non Profit	32	—	—	—	32
Other	100	11	13	18	142
Total	$788	$60	$39	$96	$983
Percent	80.1%	6.1%	4.0%	9.8%	100.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Includes $221 million and $188 million, respectively, of commercial owner occupied real estate loans at June 30, 2016 and December 31, 2015.

Commercial and industrial loans. Commercial and industrial held-for-investment loan facilities typically include lines of credit and term loans to small and middle market businesses for use in normal business operations to finance working capital needs, equipment purchases, and expansion projects. Most of our commercial and industrial loans earn interest at a variable rate and we offer our customers the ability to enter into interest rate swaps for which we offset our risk by entering into offsetting market trades.

Warehouse lending. We also offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or draw-down on the line is collateralized by mortgage loans being funded and is paid off once the underlying loan is sold to an outside investor which may be ourselves. Underlying mortgage loans are predominately originated using the agencies' underwriting standards. We believe we are increasing market share in the warehouse lending market through our strategic initiative to increase lending to customers who originate loans they then sell to outside third party investors. The aggregate committed amount of adjustable rate warehouse lines of credit granted to other mortgage lenders at June 30, 2016 was $2.4 billion, of which $1.7 billion was outstanding, compared to $2.2 billion at December 31, 2015, of which $1.3 billion was outstanding.

Credit Quality

Management considers a number of qualitative and quantitative factors in assessing the level of our allowance for loan losses. See the section captioned "Allowance for Loan Losses" in this discussion. As illustrated in the following tables, trends in certain credit quality characteristics such as nonperforming loans and past due statistics have shown improvement. This is predominantly a result of the nonperforming and TDR loan sales, as well as run off of the legacy portfolios and the addition of new loans with strong credit characteristics to the held-for-investment portfolio.

The following table sets forth certain information about our nonperforming assets as of the end of each of the last five quarters:

NONPERFORMING LOANS AND ASSETS

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in millions)
Nonperforming loans held-for-investment	$23	$27	$31	$37	$41
Nonperforming TDRs	6	6	7	6	11
Nonperforming TDRs at inception but performing for less than six months	15	20	28	20	13
Total nonperforming loans held-for-investment (1)	44	53	66	63	65
Real estate and other nonperforming assets	19	14	17	17	18
Nonperforming assets held-for-investment, net	$63	$67	$83	$80	$83
Ratio of nonperforming assets to total assets	0.46%	0.49%	0.61%	0.64%	0.69%
Ratio of nonperforming loans held-for-investment to loans held-for-investment	0.76%	0.95%	1.05%	1.15%	1.22%
Ratio of allowance for loan losses to loans held-for-investment (2)	2.62%	2.93%	3.00%	3.66%	4.31%
Ratio of allowance for loan losses to LHFI and loans with government guarantees (2)	2.43%	2.70%	2.78%	3.34%	3.86%
Ratio of net charge-offs to average loans held-for-investment (annualized) (2)	0.62%	0.86%	0.62%	1.84%	1.49%
Ratio of nonperforming assets to loans held-for-investment and repossessed assets	1.09%	1.20%	1.32%	1.45%	1.55%
Ratio of nonperforming assets to Tier 1 capital + allowance for loan losses	3.79%	4.15%	5.12%	5.03%	5.42%

(1)
Does not include nonperforming loans held-for-sale of $5 million, $6 million, $12 million, $14 million and $14 million at June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015, respectively.

(2)	Excludes loans carried under the fair value option.

Past due loans held-for-investment

For all portfolios within the consumer and commercial loan portfolio, loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due (or nonperforming), or earlier when we become aware of information indicating that collection of principal and interest is in doubt. While it is the goal of management to collect on loans, we attempt to work out a satisfactory repayment schedule or modification with past due borrowers and will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our practices regarding past due loans are designed to both assist borrowers in meeting their contractual obligations and minimize losses incurred by the bank. When a loan is placed on nonaccrual status, the accrued interest income is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. At June 30, 2016, we had $51 million of past due loans held-for-investment. Of those past due loans, $44 million loans were nonperforming. At December 31, 2015, we had $80 million of past due loans held-for-investment. Of those past due loans, $66 million loans were nonperforming. The decrease from December 31, 2015 to June 30, 2016 was primarily due to the sale of nonperforming residential first mortgage loans.

Consumer loans. As of June 30, 2016, nonperforming consumer loans decreased from December 31, 2015, primarily due to the sale of nonperforming residential first mortgage loans. Net charge-offs in consumer loans totaled $9 million and $21 million for the three and six months ended June 30, 2016, respectively, compared to $18 million and $60 million during the three and six months ended June 30, 2015, respectively, primarily due to the charge-offs of $8 million and $51 million related to the sale or transfer of loans during the six months ended June 30, 2016 and June 30, 2015, respectively.

Commercial loans. As of June 30, 2016, there were no nonperforming commercial loans, compared to $2 million at December 31, 2015. There were no net charge-offs in commercial loans for the six months ended June 30, 2016, compared to recoveries of $2 million for the six months ended June 30, 2015.

The following table sets forth information regarding past due loans held-for-investment at the dates listed:

Days Past Due	June 30, 2016	December 31, 2015
	(Dollars in millions)
30 – 59 days
Consumer loans
Residential first mortgage	$3	$7
HELOC	2	2
Other	—	1
Total 30-59 days past due	5	10
60 – 89 days
Consumer loans
Residential first mortgage	1	3
HELOC	1	1
Total 60-89 days past due	2	4
90 days or greater
Consumer loans
Residential first mortgage	32	53
Second mortgage	3	2
HELOC	9	9
Commercial loans
Commercial and industrial	—	2
Total 90 days or greater past due (1)	44	66
Total past due loans	$51	$80

(1)	Includes performing nonaccrual loans that are less than 90 days delinquent and for which interest cannot be accrued.

The $29 million decrease in total past due loans at June 30, 2016, compared to December 31, 2015 was primarily due to improved asset quality coupled with the sale of $20 million nonperforming residential first mortgage loans during the six months ended June 30, 2016. The 30 to 59 days past due loans decreased to $5 million at June 30, 2016, compared to $10 million at December 31, 2015, primarily driven by improved asset quality.

The following table sets forth information regarding loans held-for-investment and nonperforming loans (i.e., 90 days or greater past due loans) as to which we have ceased accruing interest:

	June 30, 2016
	Loans Held-for-Investment	Nonaccrual Loans	As a % of Loan Specified Portfolio	As a % of Nonaccrual Loans
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,075	$32	1.5%	72.7%
Second mortgage	127	3	2.4%	6.8%
HELOC	346	9	2.6%	20.5%
Other consumer	32	—	—%	—%
Total consumer loans	2,580	44	1.7%	100.0%
Commercial loans
Commercial real estate	976	—	—%	—%
Commercial and industrial	615	—	—%	—%
Warehouse lending	1,651	—	—%	—%
Total commercial loans	3,242	—	—%	—%
Total loans (1)	$5,822	$44	0.8%	100.0%
Less allowance for loan losses	(150)
Total loans held-for-investment, net	$5,672

(1)	Includes $10 million of nonaccrual loans carried under the fair value option at June 30, 2016.

Troubled debt restructurings (held-for-investment)

The following table provides a summary of TDRs by performing status:

	TDRs Held-for-Investment
	Performing	Nonperforming	Total
	(Dollars in millions)
June 30, 2016
Consumer loans (1)	$72	$21	$93
Commercial loans (2)	1	—	1
Total TDRs	$73	$21	$94
December 31, 2015
Consumer loans (1)	$101	$35	$136
Commercial loans (2)	—	—	—
Total TDRs	$101	$35	$136

(1)
Consumer loans include: residential first mortgage, second mortgage, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $12 million and $15 million at June 30, 2016 and December 31, 2015, respectively.

(2)	Commercial loans include: commercial real estate, commercial and industrial and warehouse loans.

Troubled debt restructurings ("TDRs") are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted. The decrease of $42 million in our total TDR loans at June 30, 2016, compared to December 31, 2015 was primarily due to the sale of TDR loans during the six months ended June 30, 2016. Nonperforming TDRs were 48.3 percent and 53.4 percent of total nonperforming loans at June 30, 2016 and December 31, 2015, respectively.

Nonperforming TDRs are included in nonaccrual loans. TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms. Performing TDRs are excluded from nonaccrual loans because it is reasonably assured that all contractual principal and interest due under the restructured terms will be collected. Within consumer nonperforming loans, residential first mortgage TDRs were 40 percent of residential first mortgage nonperforming loans at June 30, 2016, compared to 51 percent at December 31, 2015.

The following table sets forth the activity during each of the periods presented with respect to performing TDRs and nonperforming TDRs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Performing	(Dollars in millions)
Beginning balance	$74	$111	$101	$362
Additions	2	24	7	51
Transfer to nonperforming TDR	(4)	(2)	(6)	(5)
Transfer from nonperforming TDR	4	1	5	1
Principal repayments	(1)	(1)	(2)	(2)
Reductions (1)	(2)	(25)	(32)	(299)
Ending balance	$73	$108	$73	$108
Nonperforming
Beginning balance	$27	$28	$35	$46
Additions	1	7	5	10
Transfer from performing TDR	4	2	6	5
Transfer to performing TDR	(4)	(1)	(5)	(1)
Principal repayments	(1)	—	—	—
Reductions (1)	(6)	(12)	(20)	(36)
Ending balance	$21	$24	$21	$24

(1)	Includes loans paid in full or otherwise settled, sold or charged-off.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses that are inherent in our loans held-for-investment portfolio but which have not yet been realized. The consumer loan portfolio includes residential first mortgages, second mortgages, HELOC, and other consumer loans. The commercial loan portfolio includes commercial real estate, commercial and industrial and warehouse lending. See Note 5 to the Consolidated Financial Statements for further information.

The allowance for loan losses decreased $37 million to $150 million at June 30, 2016, compared to $187 million at December 31, 2015. The decrease from December 31, 2015 was primarily driven by a decrease in the amount of residential first mortgage loans as a result of sales along with the sale of $110 million unpaid principal balance of nonperforming, TDR and non-agency loans during the six months ended June 30, 2016.
The allowance for loan losses as a percentage of loans held-for-investment decreased to 2.6 percent as of June 30, 2016 from 3.0 percent as of December 31, 2015. At June 30, 2016, we had a 4.5 percent allowance coverage of our consumer loan portfolio. The commercial loan allowance for loan losses coverage ratio was 1.2 percent at June 30, 2016, reflecting the percentage of warehouse loans in the portfolio and improved level of overall quality.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category:

	June 30, 2016
	Loans Held-for-Investment	Percent of Portfolio	Allowance Amount	Allowance as a Percent of Loan Portfolio
	(Dollars in millions)
Consumer loans
Residential first mortgage (1)	$2,070	36.1%	$81	3.9%
Second mortgage	88	1.5%	10	11.4%
HELOC	302	5.3%	20	6.6%
Other	32	0.6%	1	3.1%
Total consumer loans	2,492	43.5%	112	4.5%
Commercial loans
Commercial real estate	976	17.0%	19	1.9%
Commercial and industrial	615	10.7%	11	1.8%
Warehouse lending	1,651	28.8%	8	0.5%
Total commercial loans	3,242	56.5%	38	1.2%
Total consumer and commercial loans (2)	$5,734	100.0%	$150	2.6%

(1)	Includes the allowance related to loans with government guarantees.

(2)	Excludes loans carried under the fair value option.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Beginning balance	$162	$253	$187	$297
Provision (benefit) for loan losses	(3)	(13)	(16)	(17)
Charge-offs
Consumer loans
Residential first mortgage	(8)	(19)	(19)	(60)
Second mortgage	(1)	(1)	(2)	(2)
HELOC	—	—	(1)	(1)
Other consumer	(1)	(1)	(2)	(1)
Total charge offs	(10)	(21)	(24)	(64)
Recoveries
Consumer loans
Residential first mortgage	1	1	1	2
Second mortgage	1	1	1	1
HELOC	(1)	—	—	—
Other consumer	—	1	1	1
Total consumer loans	1	3	3	4
Commercial loans
Commercial real estate	—	—	—	2
Total recoveries	1	3	3	6
Charge-offs, net of recoveries	(9)	(18)	(21)	(58)
Ending balance	$150	$222	$150	$222
Net charge-off to LHFI ratio (1)	0.62%	1.49%	0.74%	2.63%
Net charge-off ratio, adjusted (1) (2)	0.18%	0.26%	0.44%	0.34%

(1)	Excludes loans carried under the fair value option.

(2)
Excludes charge-offs of $2 million and $15 million related to the sale or transfer of loans during the three months ended June 30, 2016 and June 30, 2015, respectively, and $8 million and $51 million related to the sale or transfer of loans during the six months ended June 30, 2016 and June 30, 2015, respectively. Also excludes charge-offs related to loans with government guarantees of $4 million and $7 million during the three and six months ended June 30, 2016.

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

Our principal uses of funds include loan originations and operating expenses. At June 30, 2016, we had outstanding rate-lock commitments of $6.4 billion, compared to $3.8 billion at December 31, 2015. Fallout-adjusted mortgage rate lock commitments are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates. The increase in fallout adjusted locks was driven by the lower interest rate environment at June 30, 2016. Total commitments were $8.3 billion at June 30, 2016 and $5.5 billion at December 31, 2015. See Note 17 to the Consolidated Financial Statements for further information on commitments.

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

Our Consolidated Statements of Cash Flows shows cash used in operating activities of $5.2 billion and $5.0 billion for the six months ended June 30, 2016 and 2015, respectively. This primarily reflects our mortgage operations and is a reflection of the manner in which we execute certain loan sales for which the cash outflow is included in operating activities and the corresponding cash inflow is included in the investing section.

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

Parent Company Liquidity

The Company obtains its liquidity from multiple sources, including dividends from the Bank and the issuance of debt and equity securities. The primary uses of the Company's liquidity are debt service, dividends to common and preferred stockholders, capital contributions to the Bank and operating expenses. The Company's most liquid assets are cash it holds at the Bank and interest-bearing demand accounts at correspondent banks, all of which totaled $33 million at June 30, 2016.

The OCC regulates all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. A subsidiary of a savings and loan holding company, such as the Bank, must file a notice or application with the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. Under the Consent Order, the Bank may not pay a dividend or make a capital distribution if it is not in compliance with its approved capital plan or would not remain in compliance after making the dividend or capital distribution, and the Bank must receive OCC approval under the generally applicable application or notice requirements. In addition, as a subsidiary of a savings and loan holding company, the Bank must receive approval from the Federal Reserve Bank ("FRB") before declaring any dividends. Additional restrictions on dividends apply if the Bank fails the QTL test. We anticipate that as long as we remain under the consent order, we will be required to obtain approval from the OCC prior to any capital distribution.

For additional details and restrictions related to the Bank’s payment of dividends, refer to the Capital section of Management’s discussion and analysis within this form 10-Q.

Deposits

Our deposits consist of three primary categories: retail deposits, government deposits, and company controlled deposits. Total deposits increased $636 billion, or 8 percent at June 30, 2016, compared to December 31, 2015, primarily due to increases in company controlled deposits.

We have continued to focus on increasing our core deposit accounts such as branch and commercial demand deposits, savings and money market accounts. These core deposits provide a lower cost funding source to the Bank. During the six months ended June 30, 2016, our core deposits increased $64 million primarily driven by growth in commercial demand deposits, partially offset by a decline in retail savings accounts.

We utilize local governmental agencies, and other public units, as an additional source for deposit funding. These deposit accounts include $376 million of certificates of deposit with maturities typically less than one year and $598 million in checking and savings accounts at June 30, 2016.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. Certain deposits require us to reimburse the owner for the spread on these funds. This cost is a component of net loan administration income. During the six months ended June 30, 2016, these deposits increased $464 million, primarily due to an increase in loan prepayments due to higher refinance activity.

We participate in the Certificates of Deposit Account Registry Service ("CDARS") program, through which certain customer certificates of deposit ("CD") are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50 million. At June 30, 2016, we had $252 million of total CDs enrolled in the CDARS program.

The composition of our deposits was as follows:

	June 30, 2016			December 31, 2015
	(Dollars in millions)
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
Retail deposits
Branch retail deposits
Demand deposit accounts	$816	0.07%	9.5%	$797	0.07%	10.0%
Savings accounts	3,660	0.79%	42.7%	3,717	0.79%	46.8%
Money market demand accounts	147	0.15%	1.7%	163	0.15%	2.1%
Certificates of deposit/CDARS (1)	1,012	1.00%	11.8%	811	0.86%	10.2%
Total branch retail deposits	5,635	0.71%	65.7%	5,488	0.68%	69.2%
Commercial retail deposits
Demand deposit accounts	319	0.23%	3.7%	194	0.41%	2.4%
Savings accounts	38	0.50%	0.4%	34	0.56%	0.4%
Money market demand accounts	91	0.77%	1.1%	104	0.76%	1.3%
Certificates of deposit/CDARS (1)	11	1.07%	0.1%	14	1.03%	0.2%
Total commercial retail deposits	459	0.38%	5.4%	346	0.55%	4.3%
Total retail deposits subtotal	$6,094	0.68%	71.1%	$5,834	0.67%	73.5%
Government deposits
Demand deposit accounts	$207	0.39%	2.4%	$302	0.39%	3.8%
Savings accounts	391	0.52%	4.6%	363	0.51%	4.6%
Certificates of deposit/CDARS (1)	376	0.66%	4.4%	397	0.55%	5.0%
Total government deposits (2)	974	0.54%	11.4%	1,062	0.49%	13.4%
Company controlled deposits (3)	1,503	—%	17.5%	1,039	—%	13.1%
Total deposits (4)	$8,571	0.55%	100.0%	$7,935	0.56%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.0 billion and $0.9 billion at June 30, 2016 and December 31, 2015, respectively.

(2)	Government deposits include funds from municipalities and schools.

(3)
These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced, or subserviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $3.9 billion and $3.4 billion at June 30, 2016 and December 31, 2015, respectively.

Borrowings

The Federal Home Loan Bank provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the Federal Home Loan Bank using approved loan types as collateral. At June 30, 2016, we had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and we may access that line to the extent that collateral is provided. At June 30, 2016, we had $2.6 billion of advances outstanding and an additional $0.9 billion of collateralized borrowing capacity available at Federal Home Loan Bank.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At June 30, 2016, we had pledged commercial and industrial loans amounting to $266 million with a lendable value of $259 million. At December 31, 2015, we had pledged commercial and industrial loans amounting to $75 million with a lendable value of $45 million. At June 30, 2016 and December 31, 2015, we had no borrowings outstanding against this line of credit.

Federal Home Loan Bank advances. Federal Home Loan Bank advances decreased $895 million at June 30, 2016 from December 31, 2015. We rely upon advances from the Federal Home Loan Bank as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and long-term financing. The outstanding balance of Federal Home Loan Bank advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources. Our portfolio includes short-term fixed and variable rate advances, long-term LIBOR adjustable advances, and long-term fixed rate advances. Interest rates on the LIBOR index advances reset every three-months and the advances may be prepaid without penalty, with notification, at scheduled three-month intervals after an initial 12-month lockout period.

See Note 9 of the Notes to the Consolidated Financial Statements, for further information about Federal Home Loan Bank advances.

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

On January 27, 2012, we notified holders of our junior subordination notes (trust preferred securities) our intention to exercise the contractual right to defer regularly scheduled quarterly payments of interest, beginning with the February 2012 payment. These payments will be periodically evaluated and reinstated when appropriate, subject to provisions of the Consent Order and Supervisory Agreement. At June 30, 2016, we have deferred interest payments for 18 consecutive quarters for a total amount of $31 million. In July 2016, we made a payment to the holders of the trust preferred securities to bring current all prior deferred interest payments.

For further information relating to debt, see Note 9 of the Notes to the Consolidated Financial Statements.

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

Financial instruments used to manage interest rate risk include derivative financial instruments such as interest rate swaps and forward sales commitments. Further discussion of the use of and the accounting for derivative instruments is included in Notes 8 and 18 of the Notes to Consolidated Financial Statements. All of our derivatives are accounted for at fair market value. All mortgage loan production originated for sale is accounted for on a fair value basis.

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

The following table is a summary of the changes in our net interest income that are projected to result from hypothetical changes in market interest rates. The interest rate scenarios presented in the table include interest rates as of June 30, 2016 and December 31, 2015 and adjusted by instantaneous parallel rate changes plus or minus 200 basis points. The minus 200 basis point shock scenario is a flattener scenario as rates are floored at zero given the current interest rate levels.

June 30, 2016
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$321	$29	10.0%
Constant	292	—	—%
(200)	252	(39)	14.0%
December 31, 2015
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$312	$6	2.0%
Constant	306	—	—%
(200)	258	(48)	(16.0)%

At June 30, 2016, the $14 million decline in the net interest margin in the constant scenario as compared to December 31, 2015, was primarily driven by a decrease in investment securities and residential first mortgage loans held-for-investment, partially offset by an increase in mortgage loans held-for-sale and warehouse loans.

We have also projected the potential impact to net interest income in a hypothetical "bear flattener" interest rate scenario as of June 30, 2016. When increasing short-term interest rates instantaneously by 100 basis points and holding the longer term interest rates unchanged, the decrease to net interest income over a 12-month and 24-month period based on our forecasted balance sheet is a loss of $14 million and $34 million, respectively.

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

The following table is a summary of the changes in our EVE that are projected to result from hypothetical changes in market interest rates. EVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at June 30, 2016 and December 31, 2015, and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this "natural business hedge" historically offsets most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the EVE framework. Further, there can be no assurance that this natural business hedge would positively affect the economic value of equity in the same manner and to the same extent as in the past.

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

If EVE increases in any interest rate scenario, that would indicate an increasing direction for the margin in that hypothetical rate scenario. A perfectly matched balance sheet would possess no change in the EVE, no matter what the rate scenario. The following table presents the EVE in the stated interest rate scenarios:

June 30, 2016					December 31, 2015
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change
	(Dollars in millions)					(Dollars in millions)
300	$1,815	13.4%	$(218)	(10.7)%	300	$1,788	14.6%	$(247)	(12.1)%
200	1,916	14.1%	(117)	(5.7)%	200	1,889	14.9%	(146)	(7.2)%
100	2,004	14.8%	(29)	(1.4)%	100	1,978	15.1%	(57)	(2.8)%
Current	2,033	15.0%	—	—%	Current	2,035	15.0%	—	—%
(100)	1,932	14.2%	(101)	(5.0)%	(100)	2,001	14.7%	(34)	(1.7)%

Our balance sheet exhibits sensitivity in a rising interest rate scenario as the EVE decreases. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice that amount of liabilities repricing exceeding amount of assets repricing in the up to 200 scenario. The (100) is a flattener scenario as shorter term rates are unable to decrease 100 basis points due to the absolute level of rates. Therefore, the yields of the longer term variable rate assets decrease by the full 100 basis points, but the liabilities repricing to shorter term rates decrease to less than 100 basis points, leading to a reduction in EVE.

Mortgage servicing rights

At June 30, 2016, MSRs at fair value increased $5 million to $301 million, compared to $296 million at December 31, 2015, primarily due to additions from loan sales where we retained servicing, partially offset by reductions in actual and anticipated prepayments due to the lower interest rate environment experienced at the end of the second quarter.

Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs included in Tier 1 capital. We have continued to reduce our MSR concentration which should result in a decrease of the exclusion to our allowable capital levels under Basel III. Our ratio of MSRs to Tier 1 capital was 19.9 percent and 20.6 percent at June 30, 2016 and December 31, 2015, respectively.

The principal balance of the loans underlying our total MSRs was $30.4 billion at June 30, 2016, compared to $26.1 billion at December 31, 2015, primarily attributable to an increase in servicing loan volume, partially offset by loan payoffs and MSR sales of $7.3 billion in underlying loans.

For further information relating to the mortgage servicing rights, see Note 7 of the Notes to the Consolidated Financial Statements, herein.

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

Loans with government guarantees

The amount of loans with government guarantees totaled $435 million at June 30, 2016 and the loans which we have not yet repurchased but had the unilateral right to repurchase totaled $10 million and were classified as loans with government guarantees. At December 31, 2015, loans with government guarantees totaled $485 million and those loans which we had not yet repurchased but had the unilateral right to repurchase totaled $9 million and were classified as loans with government guarantees. The balance of this portfolio decreased at June 30, 2016, primarily due to loans with government guarantees transferred to held-for-sale and loan liquidations, partially offset by an increase in repurchased loans.

Substantially all of these loans continue to be insured or guaranteed by the Federal Housing Administration ("FHA") or the U.S. Department of Veterans Affairs and management believes that the reimbursement process is proceeding appropriately. These repurchased loans earn interest at a statutory rate, which varies for each loan, but is based on the 10-year U.S. Treasury note rate at the time the loan becomes greater than 60 days delinquent. Certain loans within our portfolio may be subject to indemnifications and insurance limits which do not allow for the full satisfaction of the amounts due. This risk is reserved for as a component of our allowance for loan losses on residential first mortgages.

For further information on loans with government guarantees, see Note 4 of the Notes to the Consolidated Financial Statements, herein.

Representation and warranty reserve

When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac).

During the six months ended June 30, 2016, we had $11 million in Fannie Mae new repurchase demands and $9 million in Freddie Mac new repurchase demands. These amounts are down as compared to the six months ended June 30, 2015 when we had $68 million in Fannie Mae new repurchase demands and $17 million in Freddie Mac new repurchase demands. Due to our sustained low level of charge-offs and a lower level of open and forecasted future repurchase demands, we have reduced our new repurchase demands.

The following table summarizes the trends with respect to key model attributes and assumptions for estimating the representation and warranty reserve:

	June 30, 2016	December 31, 2015
	(Dollars in millions)
UPB of loans sold (1)	$171,738	$162,301
Losses expected from put-backs (percent of loans sold) (2)	0.03%	0.03%

(1)	Includes original unpaid principal balance of 2009 and later vintage loans sold to Fannie Mae and Freddie Mac through June 30, 2016.

(2)	Estimated losses from expected repurchases to be made (post appeal loss).

See Note 10 of the Notes to the Consolidated Financial Statements.

Capital

Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OCC of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by the board of directors of the proposed capital distribution. The 30-day period allows the OCC to determine whether the distribution would not be advisable. Because we are under the Consent Order, we currently must seek approval from the OCC prior to making a capital distribution from the Bank. Also, under Federal Reserve requirements, the Bank must provide a 30-day notice to the Federal Reserve prior to declaring or paying dividends. In addition, under the Supervisory Agreement, the Company agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions. We seek to manage our capital levels and overall business in a manner which we consider to be prudent and work with our regulators to ensure that our capital levels are appropriate considering our risk profile and evaluation of the capital levels maintained by peer institutions.

Under the terms of the TARP Preferred, we may defer payments of dividends for up to 20 quarters. Beginning with the February 2012 payment, we exercised our contractual right to defer regularly scheduled quarterly payments of dividends on the TARP Preferred, and therefore have been in arrears on the dividend payments. As of June 30, 2016, the amount of the arrearage on the dividend payments of the TARP Preferred was $102 million. A deferred dividend payment results in a reduction of equity. The impact of the deferred dividends is deducted from net income for purposes of calculating our earnings per share.

On July 29, 2016, we completed the previously announced $267 million redemption of our TARP Preferred. This transaction will reduce stockholders equity by approximately $371 million with a $267 million reduction in Preferred Stock and a $104 million reduction in additional paid in capital on the consolidated statement of financial condition. At June 30, 2016, our common equity to assets ratio was 9.7 percent and our book value per share was $23.54. Adjusting for TARP Preferred redemption, the common equity to assets ratio was 9.0 percent and book value per share was $21.73 at June 30, 2016 (see Non-GAAP financial measures).

Consent Orders

Effective October 23, 2012, the Bank's board of directors executed a Stipulation and Consent (the "Stipulation"), accepting the issuance of a Consent Order (the "Consent Order") by the OCC. The Consent Order replaced the supervisory agreement entered into between the Bank and the Office of Thrift Supervision (the "OTS") on January 27, 2010, which the OCC terminated simultaneous with issuance of the Consent Order. For further information and a complete description of all of the terms of the Consent Order, please refer to the copy of the Consent Order filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 24, 2012.

On September 29, 2014, the Bank entered into a Consent Order with the Consumer Financial Protection Bureau (the "CFPB"). The Consent Order relates to alleged violations of federal consumer financial laws arising from the Bank’s residential first mortgage loan loss mitigation practices and default servicing operations dating back to 2011. Under the terms of the Consent Order, the Bank paid $28 million for borrower remediation and $10 million in civil money penalties. The settlement does not involve any admission of wrongdoing on the part of the Bank or our employees, directors, officers, or agents. For further information and a complete description of all of the terms of the Consent Order, please refer to our Current Report on Form 8-K filed on September 29, 2014.

Supervisory Agreement

On January 28, 2010, we became subject to the Supervisory Agreement, which will remain in effect until terminated, modified, or suspended in writing by the Federal Reserve. The failure to comply with the Supervisory Agreement could result in the initiation of further enforcement action by the Federal Reserve, including the imposition of further operating restrictions, and could result in additional enforcement actions against us. We have taken actions which we believe are appropriate to comply with, and intend to maintain compliance with, all of the requirements of the Supervisory Agreement. For further information and a complete description of all of the terms of the Supervisory Agreement, please refer to the copy of the Supervisory Agreement filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 28, 2010.

Department of Justice Settlement Agreement

On February 24, 2012, the Bank entered into a Settlement Agreement with the Department of Justice ("DOJ") under which we made an initial payment of $15 million and agreed to make future payments totaling $118 million in annual increments of up to $25 million upon meeting certain conditions. Those conditions are as follows: (a) the reversal of the deferred tax asset valuation allowance, which occurred at the end of 2013; (b) the repayment of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "TARP Preferred") (or, in the absence of a redemption, adjusting our Bank Tier 1 Capital Ratio for any unextinguished TARP Preferred); and (c) our Bank’s Tier 1 Leverage Capital Ratio is 11 percent or more. Additionally, if the Bank or Bancorp become party to a business combination in which the Bank or Bancorp represent less than 33.3 percent of the resulting company’s assets, annual payments would commence twelve months after the date of that business combination.

Upon satisfying the conditions specified above, the Bank would commence the annual payments, provided that doing so would not violate any material banking regulatory requirement or the OCC does not object in writing. The Bank has further agreed, consistent with its business and regulatory requirements, to seek in good faith to fulfill these conditions and not to undertake any conduct or fail to take any action the purpose of which is to frustrate or delay its ability to fulfill these conditions.

In July 2016, we paid a $200 million dividend from the Bank to the Bancorp and issued $250 million in Senior Notes to a) bring current the interest payments on our junior subordination notes (trust preferred securities), b) become current on our deferred interest and dividends related to our TARP Preferred and c) to repay our TARP Preferred. To support the on-going debt service and other Bancorp expenses, we also intend to reduce our double leverage and Bancorp debt to equity ratios to be more consistent with such ratios at other mid-sized banks, which would likely require further dividend payments from the Bank to the Bancorp for the foreseeable future. For further information on the TARP Preferred redemption, see Note 21 of the Notes to the Consolidated Financial Statements, herein.

Future annual payments of $25 million or the final payment of the remaining balance under the Settlement Agreement could be required if the Tier 1 Leverage Ratio of the Bank meets or exceeds 11 percent after adjusting for any outstanding TARP Preferred. Management anticipates that, following the TARP Preferred redemption, which included a $200 million dividend from the Bank to Bancorp, the Bank’s Tier 1 Leverage Ratio will be less than 11 percent. The combination of (a) future dividends from the Bank to Bancorp and (b) continued growth in earning assets at the Bank are expected to continue to limit the growth rate of the Bank’s Tier 1 Leverage Ratio, which could have an impact on the timing of expected cash flows under the Settlement Agreement.

The Settlement Agreement meets the definition of a financial instrument for which we elected the fair value option. The fair value of the liability is subject to significant uncertainty and is impacted by forecasted estimates of equity, earnings, timing and amount of dividends and growth of the balance sheet and their related impacts on forecasted Tier 1 Capital and the assumptions we believe a market participant would make to transfer that liability.

Regulatory Capital Composition - Transition

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. We are currently subject to regulatory capital rules issued by U.S. banking regulators

Effective January 1, 2015, we became subject to the Basel III rules, which include certain transition provisions. Capital deductions related to the Company's MSRs and deferred tax assets are recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2018. When presented on a fully phased-in basis, capital, risk-weighted assets, and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized. As of June 30, 2016, the Company and the Bank were subject to the transitional phase-in limitation on deductions related to MSRs and certain deferred tax assets. The annual incremental change in the deductions due to the increase in the transitional phase-in from 40 percent in 2015 to 60 percent in 2016 reduced our regulatory capital ratios.

Effective January 1, 2016, we became subject to the capital conservation buffer under the Basel III rules, subjecting a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer above the minimum risk based capital requirements. The capital conservation buffer for 2016 must be greater than 0.625 percent in order to not be subject to limitations. The Company and the Bank had a capital conservation buffer of 9.0 percent and 12.8 percent, respectively as of June 30, 2016. When fully phased-in on January 1, 2019, the capital conservation buffer must be greater than 2.5 percent and will effectively increase the minimum common equity Tier 1 capital ratio to 7.0 percent, the minimum Tier 1 risk-based capital ratio to 8.5 percent and the minimum total risk-based capital ratio to 10.5 percent.

The new regulations grandfather the regulatory capital treatment of hybrid debt and equity securities, such as trust preferred securities issued prior to May 19, 2010, for banks or holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009.

At June 30, 2016, we were considered "well-capitalized" for regulatory purposes. The following tables show the regulatory capital ratios as of the dates indicated:

Bancorp	June 30, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Tier 1 leverage (to adjusted tangible assets)	$1,514	11.59%	$1,435	11.51%
Total adjusted tangible asset base (1)	13,068		12,474
Tier 1 capital (to risk-weighted assets)	$1,514	18.89%	$1,435	18.98%
Common equity Tier 1 (to RWA)	1,086	13.55%	1,065	14.09%
Total risk-based capital (to risk-weighted assets)	1,618	20.19%	1,534	20.28%
Risk-weighted asset base (1)	$8,014		$7,561

Bank	June 30, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Tier 1 leverage (to adjusted tangible assets)	$1,576	12.03%	$1,472	11.79%
Total adjusted tangible asset base (1)	13,102		12,491
Tier 1 capital (to risk-weighted assets)	$1,576	19.58%	$1,472	19.42%
Common equity Tier 1 (to RWA)	1,576	19.58%	1,472	19.42%
Total risk-based capital (to risk-weighted assets)	1,679	20.86%	1,570	20.71%
Risk-weighted asset base (1)	$8,048		$7,582

(1)	Based on adjusted total assets for purposes of Tier 1 leverage capital and risk-weighted assets for purposes Tier1, common equity Tier 1, and total risk-based capital.

Our Tier 1 leverage ratio for the Corporation and the Bank increased at June 30, 2016, compared to December 31, 2015, primarily as a result of the positive impact of earnings partially offset by the growth in the total adjusted tangible asset base and an increase in the deductions related to DTAs and MSRs due to the change in the transitional phase-in limitation from 40 percent at December 31, 2015 to 60 percent at June 30, 2016. The Tier 1, Common Equity Tier 1, and Total Risk-Based capital ratios were both positively impacted by earnings. This was offset by the impact of the change in the transitional phase-in limitation on deductions related to MSRs and certain deferred tax assets.

Adjusting for the TARP Preferred redemption on July 29, 2016, the Tier 1 leverage ratio was 8.59 percent and the adjusted Common Equity Tier I was 12.17 percent at June 30, 2016 (see Non-GAAP financial measures).

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

Certain regulatory capital ratios for the Bank and the Company as of June 30, 2016 are shown in the following table:

June 30, 2016	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Bank	Bancorp

Basel III Ratios (transitional)
Common equity Tier I capital ratio	4.50%	6.50%	19.58%	13.55%
Tier I leverage ratio	4.00%	5.00%	12.03%	11.59%

Basel III Ratios (fully phased-in) (1)
Common equity Tier I capital ratio	4.50%	6.50%	17.76%	10.59%
Tier I leverage ratio	4.00%	5.00%	11.31%	10.53%

(1)	See "Use of Non-GAAP Financial Measures."

The impact to our Tier 1 leverage ratio is mostly driven by the treatment that mortgage servicing rights receive under Basel III. Over the long term, we plan to continue to reduce our mortgage servicing rights to Tier 1 ratio, taking into consideration market conditions to guide our pace of MSR reduction. At June 30, 2016, we had $301 million of mortgage servicing rights, representing 19.9 percent of Tier 1 capital. We will continue to look for opportunities to reduce our mortgage servicing rights exposure over time.

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

Basel III (transitional) to Basel III (fully phased-in) reconciliation. On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. When fully phased-in, Basel III, will increase capital requirements through higher minimum capital levels as well as through increases in risk-weights for certain exposures. Additionally, the final Basel III rules place greater emphasis on common equity. In October 2013, the OCC and Federal Reserve released final rules detailing the U.S. implementation of Basel III and the application of the risk-based and leverage capital rules to top-tier savings and loan holding companies. We have transitioned to the Basel III framework beginning in January 2015 and are subject to a phase-in period extending through 2018. Accordingly, the calculations provided below are estimates. These measures are considered to be non-GAAP financial measures because they are not formally defined by GAAP and the Basel III implementation regulations. The Common Equity Tier 1, Tier 1, Total Capital and Leverage ratios will not be fully phased-in until January 1, 2018 and the Capital Conservation buffer will not be fully phased-in until January 1, 2019. The regulations are subject to change as clarifying guidance becomes available and the calculations currently include our interpretations of the requirements including informal feedback received through the regulatory process. Other entities may calculate the Basel III ratios differently from ours based on their interpretation of the guidelines. Since analysts and banking regulators may assess our capital adequacy using the Basel III framework, we believe that it is useful to provide investors information enabling them to assess our capital adequacy on the same basis.

June 30, 2016	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)	Tier 1 Capital (to Risk Weighted Assets	Total Risk-Based Capital (to Risk-Weighted Assets)
Flagstar Bancorp	(Dollars in millions) (unaudited)
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in)
Basel III (transitional)	$1,086	$1,514	$1,514	$1,618
Increased deductions related to deferred tax assets, mortgage servicing rights, and other capital components	(233)	(154)	(154)	(153)
Basel III (fully phased-in) capital	$853	$1,360	$1,360	$1,465
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in)
Basel III assets (transitional)	$8,014	$13,068	$8,014	$8,014
Net change in assets	40	(155)	40	40
Basel III (fully phased-in) assets	$8,054	$12,913	$8,054	$8,054
Capital ratios
Basel III (transitional)	13.55%	11.59%	18.89%	20.19%
Basel III (fully phased-in)	10.59%	10.53%	16.88%	18.19%

June 30, 2016	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)	Tier 1 Capital (to Risk Weighted Assets	Total Risk-Based Capital (to Risk-Weighted Assets)
Flagstar Bank	(Dollars in millions) (unaudited)
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in)
Basel III (transitional)	$1,576	$1,576	$1,576	$1,679
Increased deductions related to deferred tax assets, mortgage servicing rights, and other capital components	(105)	(105)	(105)	(102)
Basel III (fully phased-in) capital	$1,471	$1,471	$1,471	$1,577
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in)
Basel III assets (transitional)	$8,048	$13,102	$8,048	$8,048
Net change in assets	230	(105)	230	230
Basel III (fully phased-in) assets	$8,278	$12,997	$8,278	$8,278
Capital ratios
Basel III (transitional)	19.58%	12.03%	19.58%	20.86%
Basel III (fully phased-in)	17.76%	11.31%	17.76%	19.05%

TARP Preferred Redemption. We redeemed $267 million of our TARP Preferred plus accrued and unpaid dividends, which has a material impact on our ratios presented below. These measures are considered to be non-GAAP financial measures because they are not formally defined by GAAP. Since analysts and banking regulators may assess our capital adequacy based on this redemption, we believe that it is useful to provide investors information enabling them to assess our capital adequacy and operations on the same basis. For further information on the TARP redemption, see Note 21 of the Notes to the Consolidated Financial Statements, herein.

June 30, 2016	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets)
Flagstar Bancorp	(Dollars in millions) (unaudited)

Regulatory capital	$1,086	$1,514
TARP redemption	(112)	(378)
Adjusted regulatory capital	$974	$1,136

Risk-weighted assets	$8,014	$13,068
TARP redemption	(9)	150
Adjusted risk-weighted assets	$8,005	$13,218

Regulatory capital ratio	13.55%	11.59%
Adjusted regulatory capital ratio for TARP Redemption	12.17%	8.59%

	Common Equity to Asset Ratio	Book Value Per Share
June 30, 2016	(Dollars in millions) (unaudited)

Common equity	$1,332	$1,332
Adjustment for TARP redemption	(102)	(102)
Adjusted common equity	$1,230	$1,230

Number of shares		56,575,779
Assets	13,723

Unadjusted common equity to asset ratio and book value per share	9.70%	$23.54
Adjusted for TARP redemption	8.96%	$21.73

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of June 30, 2016 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Bank’s management, including our principal executive and financial officers regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective as of June 30, 2016.

(b)
Changes in Internal Controls. There have been no changes in the Bank’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, the Company is party to legal proceedings incident to its business. See "Legal proceedings" under Note 17 of the Notes to Consolidated Financial Statements, in Item 1 Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended June 30, 2016.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended June 30, 2016.

Item 3. Defaults upon Senior Securities

The Company had no defaults on senior securities.

The following sets forth arrearage of the payment of dividends on preferred stock.

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock") the Company may defer payments of dividends. Beginning with the February 2012 payment, the Company has exercised its contractual right to defer regularly scheduled quarterly payments of dividends on Series C Preferred Stock, and was therefore in arrears with the dividend payments at June 30, 2016. As of June 30, 2016, the amount of the arrearage on the dividend payments of the Series C Preferred Stock was $102 million. For further information on the subsequent event related to our payment of dividends, see Note 21 of the Notes to the Consolidated Financial Statements, herein.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	None.

Item 6. Exhibits

Exhibit No.	Description

11	Statement regarding computation of per share earnings is incorporated by reference to Note 14 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2016, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	August 9, 2016	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

11	Statement regarding computation of per share earnings is incorporated by reference to Note 14 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2016, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.