Form 10-Q
period 2016-09-30
FLAGSTAR BANCORP INC
filed 2016-11-07
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of November 4, 2016, 56,606,499 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016
TABLE OF CONTENTS (continued)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash	$76	$54
Interest-earning deposits	98	154
Total cash and cash equivalents	174	208
Investment securities available-for-sale	1,115	1,294
Investment securities held-to-maturity	1,156	1,268
Loans held-for-sale ($3,352 and $2,541 measured at fair value, respectively)	3,393	2,576
Loans held-for-investment ($80 and $111 measured at fair value, respectively)	6,290	6,352
Loans with government guarantees	404	485
Less: allowance for loan losses	(143)	(187)
Total loans held-for-investment and loans with government guarantees, net	6,551	6,650
Mortgage servicing rights	302	296
Federal Home Loan Bank stock	172	170
Premises and equipment, net	271	250
Net deferred tax asset	305	364
Other assets	834	639
Total assets	$14,273	$13,715
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$2,544	$1,574
Interest bearing deposits	6,827	6,361
Total deposits	9,371	7,935
Short-term Federal Home Loan Bank advances and other	905	2,116
Long-term Federal Home Loan Bank advances	1,577	1,425
Other long-term debt	493	247
Representation and warranty reserve	32	40
Other liabilities ($60 and $84 measured at fair value, respectively)	609	423
Total liabilities	12,987	12,186
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 0 and 266,657 issued and outstanding, respectively	—	267
Common stock $0.01 par value, 70,000,000 shares authorized; 56,597,271 and 56,483,258 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,494	1,486
Accumulated other comprehensive (loss) income	(20)	2
Accumulated deficit	(189)	(227)
Total stockholders’ equity	1,286	1,529
Total liabilities and stockholders’ equity	$14,273	$13,715

    The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Income	(Unaudited)
Loans	$90	$77	$256	$216
Investment securities	16	14	50	43
Interest-earning deposits and other	—	—	—	1
Total interest income	106	91	306	260
Interest Expense
Deposits	12	10	34	30
Short-term debt	1	2	4	2
Long-term debt	7	4	22	11
Other debt	6	2	10	6
Total interest expense	26	18	70	49
Net interest income	80	73	236	211
Provision (benefit) for loan losses	7	(1)	(9)	(18)
Net interest income after provision (benefit) for loan losses	73	74	245	229
Noninterest Income
Net gain on loan sales	94	68	259	242
Loan fees and charges	22	17	56	53
Deposit fees and charges	5	7	17	19
Loan administration income	4	8	14	19
Net (loss) return on mortgage servicing rights	(11)	12	(21)	19
Net (loss) gain on sale of assets	—	1	(2)	(1)
Representation and warranty benefit	6	6	12	13
Other noninterest income	36	9	54	9
Total noninterest income	156	128	389	373
Noninterest Expense
Compensation and benefits	69	58	203	178
Commissions	16	10	40	31
Occupancy and equipment	21	20	64	60
Asset resolution	2	—	6	13
Federal insurance premiums	3	6	9	18
Loan processing expense	13	14	40	40
Legal and professional expense	5	10	20	27
Other noninterest expense	13	13	36	40
Total noninterest expense	142	131	418	407
Income before income taxes	87	71	216	195
Provision for income taxes	30	24	73	70
Net income	$57	$47	$143	$125
Income per share
Basic	$0.98	$0.70	$2.21	$1.82
Diluted	$0.96	$0.69	$2.16	$1.80
Weighted average shares outstanding
Basic	56,580,238	56,436,026	56,556,188	56,419,354
Diluted	57,933,806	57,207,503	57,727,262	57,050,789
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Net income	$57	$47	$143	$125
Other comprehensive income, net of tax
Investment securities
Unrealized gain (loss) (net of tax effect $1, ($5), ($10) and ($5), respectively)	(1)	9	17	9
Less: Reclassification of net (gain) on sale (net of tax effect $2, $0, $3 and $0, respectively)	(3)	—	(5)	—
Net change in unrealized gain (loss) on investment securities, net of tax	(4)	9	12	9
Derivatives and hedging activities
Unrealized gain (loss) (net of tax effect $0, $2, $23 and $2, respectively)	—	(5)	(44)	(5)
Less: Reclassification of net loss (gain) on derivative instruments (net of tax effect ($2), $0, ($6) and $0, respectively)	3	—	10	—
Net change in derivatives and hedging activities, net of tax	3	(5)	(34)	(5)
Other comprehensive (loss) income, net of tax	(1)	4	(22)	4
Comprehensive income	$56	$51	$121	$129

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Preferred Stock		Common Stock
	Number of Shares Outstanding	Amount of Preferred Stock	Number of Shares Outstanding	Amount of Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2014	266,657	$267	56,332,307	$1	$1,482	$8	$(385)	$1,373
(Unaudited)
Net income	—	—	—	—	—	—	125	125
Total other comprehensive income	—	—	—	—	—	4	—	4
Stock-based compensation	—	—	103,719	—	2	—	—	2
Balance at September 30, 2015	266,657	$267	56,436,026	$1	$1,484	$12	$(260)	$1,504
Balance at December 31, 2015	266,657	$267	56,483,258	$1	$1,486	$2	$(227)	$1,529
(Unaudited)
Net income	—	—	—	—	—	—	143	143
Total other comprehensive loss	—	—	—	—	—	(22)	—	(22)
Preferred stock redemption	(266,657)	(267)	—	—	—	—	—	(267)
Dividends on preferred stock	—	—	—	—	—	—	(105)	(105)
Stock-based compensation	—	—	114,013	—	8	—	—	8
Balance at September 30, 2016	—	$—	56,597,271	$1	$1,494	$(20)	$(189)	$1,286
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Cash Flows (In millions)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Operating Activities
Net income	$143	$125
Adjustments to reconcile net income to net cash used in operating activities:
(Benefit) provision for loan losses	(9)	(18)
Representation and warranty (benefit) provision	(12)	(13)
Depreciation and amortization	24	17
Deferred income taxes	59	68
Net gain on loan and asset sales	(257)	(241)
Change in fair value and other non-cash changes	(268)	(231)
Proceeds from sales of loans held-for-sale ("HFS")	14,097	15,247
Origination, premium paid and purchase of loans, net of principal repayments	(23,826)	(22,180)
Decrease (increase) in accrued interest receivable	1	(6)
(Increase) decrease in other assets, excluding purchase of other investments	(104)	155
Increase in other liabilities	24	10
Net cash used in operating activities	(10,128)	(7,067)
Investing Activities
Proceeds from sale of available for sale securities including loans that have been securitized	10,876	6,603
Collection of principal on investment securities available-for-sale ("AFS")	116	185
Purchase of investment securities available-for-sale and other	(203)	(783)
Collection of principal on investment securities held-to-maturity ("HTM")	126	38
Purchase of investment securities HTM	(15)	(10)
Proceeds received from the sale of held-for-investment loans ("HFI")	228	788
Origination and purchase of loans HFI, net of principal repayments	(1,297)	(2,249)
Purchase of bank owned life insurance	(85)	(175)
Proceeds from the disposition of repossessed assets	14	19
Net (purchase) redemption of Federal Home Loan Bank stock	(2)	42
Acquisitions of premises and equipment, net of proceeds	(44)	(28)
Proceeds from the sale of mortgage servicing rights	35	183
Net cash provided by investing activities	9,749	4,613
Financing Activities
Net increase in deposit accounts	1,436	1,068
Net change in short-term FHLB borrowings and other short-term debt	(1,211)	—
Proceeds from long-term Federal Home Loan Bank advances and other debt	395	22,235
Repayment of long-term Federal Home Loan Bank advances	—	(20,725)
Repayment of long-term debt	—	(55)
Net receipt (disbursement) of payments of loans serviced for others	91	(23)
Preferred stock dividends	(105)	—
Redemption of preferred stock	(267)	—
Net receipt of escrow payments	6	13
Net cash provided by financing activities	345	2,513
Net (decrease) increase in cash and cash equivalents	(34)	59
Beginning cash and cash equivalents	208	136
Ending cash and cash equivalents	$174	$195
Supplemental disclosure of cash flow information
Interest paid on deposits and other borrowings	$89	$42
Income tax payments	$3	$3
Non-cash reclassification of investment securities AFS to HTM	$—	$1,136
Non-cash reclassification of loans originated HFI to loans HFS	$1,331	$1,113
Non-cash reclassification of mortgage loans originated HFS to HFI	$2	$30
Non-cash reclassification of mortgage loans HFS to AFS securities	$10,588	$6,617
Mortgage servicing rights resulting from sale or securitization of loans	$173	$220
Non-cash reclassification of loans with government guarantee to other assets	$—	$373

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

These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These interim financial statements are unaudited and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which is available on our website, at flagstar.com, and on the SEC website, at sec.gov. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 – Investment Securities

As of September 30, 2016 and December 31, 2015, investment securities were comprised of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
September 30, 2016
Available-for-sale securities
Agency - Commercial	$500	$10	$—	$510
Agency - Residential	563	10	—	573
Municipal obligations	32	—	—	32
Total available-for-sale securities (1)	$1,095	$20	$—	$1,115
Held-to-maturity securities
Agency - Commercial	$619	$9	$—	$628
Agency - Residential	537	12	—	549
Total held-to-maturity securities (1)	$1,156	$21	$—	$1,177
December 31, 2015
Available-for-sale securities
Agency - Commercial	$766	$3	$(3)	$766
Agency - Residential	514	2	(2)	514
Municipal obligations	14	—	—	14
Total available-for-sale securities (1)	$1,294	$5	$(5)	$1,294
Held-to-maturity securities
Agency - Commercial	$634	$—	$(2)	$632
Agency - Residential	634	—	(4)	630
Total held-to-maturity securities (1)	$1,268	$—	$(6)	$1,262

(1)	There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at September 30, 2016 or December 31, 2015.

Credit related declines in the available-for-sale and held-to-maturity securities that are determined to be other than temporary are reported as a separate component of noninterest income within the Consolidated Statement of Operations. An impaired investment security is considered to be other than temporary if (1) we intend to sell the security; (2) it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover all contractually required principal and interest payments.

We evaluate our securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. During the three and nine months ended September 30, 2016 and September 30, 2015, we had no other than temporary impairments.

Available-for-sale securities

Securities available-for-sale are carried at fair value, with unrealized gains and unrealized losses, to the extent they are temporary in nature, reported as a component of other comprehensive income.

We purchased $136 million and $203 million, of available-for-sale securities, which included U.S. government sponsored agency mortgage-backed securities and municipal obligations, during the three and nine months ended September 30, 2016, respectively. We purchased $59 million and $783 million, of available-for-sale securities, which included U.S. government sponsored agencies comprised of mortgage-backed securities, collateralized mortgage and municipal obligations during the three and nine months ended September 30, 2015, respectively. During the third quarter 2015, we subsequently transferred $462 million of the securities purchased to held-to-maturity investments.

Gains (losses) on sales of available-for-sale securities are reported in other noninterest income in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2016, there were $115 million and $290 million, respectively, in sales of available-for-sale securities, which did not include those related to mortgage loans that had been securitized for sale in the normal course of business. These sales resulted in a realized gain of $3 million and $4 million during the three and nine months ended September 30, 2016, respectively. During both the three and nine months ended September 30, 2015 there were no sales of available-for-sale securities, except those related to mortgage loans that had been securitized for sale in the normal course of business.

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

We purchased zero and $15 million of held-to-maturity securities, which included U.S. government sponsored agency mortgage-backed securities during the three and nine months ended September 30, 2016, respectively. During both the three and nine months ended September 30, 2015, we purchased $10 million of held-to-maturity securities.

Gains (losses) on sales of held-to-maturity securities are reported in other noninterest income in the Consolidated Statements of Operations. During both the three and nine months ended September 30, 2016 and September 30, 2015, there were no sales of held-to-maturity securities. During both the three and nine months ended September 30, 2016 and September 30, 2015, there were no maturities and $25 million of maturities in held-to-maturity securities, respectively.

The following table summarizes by duration the unrealized loss positions on investment securities:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
Type of Security	(Dollars in millions)
September 30, 2016
Available-for-sale securities
Agency - Commercial	$6	1	$—	$—	—	$—
Agency - Residential	—	—	—	75	6	—
Municipal obligations	—	—	$—	1	1	—
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$20	2	$—
Agency - Residential	—	—	—	19	2	—
December 31, 2015
Available-for-sale securities
Agency - Commercial	$—	—	$—	$482	27	$(3)
Agency - Residential	8	2	—	224	15	(2)
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$471	27	$(2)
Agency - Residential	—	—	—	547	50	(4)

The amortized cost and estimated fair value of securities at September 30, 2016, are presented below by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
September 30, 2016	(Dollars in millions)			(Dollars in millions)
Due after one year through five years	$18	$18	3.94%	$—	$—	—%
Due after five years through 10 years	7	7	2.64%	61	63	2.50%
Due after 10 years	1,070	1,090	2.45%	1,095	1,114	2.40%
Total	$1,095	$1,115		$1,156	$1,177

We pledge investment securities, primarily municipal taxable and agency collateralized mortgage obligations, to collateralize lines of credit and/or borrowings. At September 30, 2016, we had pledged investment securities of $918 million compared to $14 million at December 31, 2015.

Note 3 – Loans Held-for-Sale

The majority of our mortgage loans originated as loans held-for-sale are sold into the secondary market on a whole loan basis or by securitizing the loans and selling the securities. At September 30, 2016 and December 31, 2015, loans held-for-sale totaled $3.4 billion and $2.6 billion, respectively. For the three and nine months ended September 30, 2016, we had net gains on loan sales associated with loans held-for-sale, excluding the gains from the sale of mortgage loans transferred from loans held-for-investment, of $94 million and $244 million, respectively, as compared to $68 million and $242 million during the three and nine months ended September 30, 2015, respectively.

At September 30, 2016 and December 31, 2015, $40 million and $35 million, respectively, of loans held-for-sale were recorded at lower of cost or fair value. The remainder of the loans in the portfolio are recorded at fair value as we have elected the fair value option for such loans.

Note 4 – Loans Held-for-Investment

Loans held-for-investment are summarized as follows:

	September 30, 2016	December 31, 2015
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,136	$3,100
Second mortgage	127	135
HELOC	326	384
Other	30	31
Total consumer loans	2,619	3,650
Commercial loans
Commercial real estate (1)	1,168	814
Commercial and industrial	708	552
Warehouse lending	1,795	1,336
Total commercial loans	3,671	2,702
Total loans held-for-investment	$6,290	$6,352

(1)	Includes $252 million and $188 million of owner occupied commercial real estate loans at September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2016 and September 30, 2015, we transferred $2 million and $30 million, respectively, of loans held-for-sale to loans held-for-investment, based upon a change in our intent.

During the nine months ended September 30, 2016, we sold nonperforming, TDR and non-agency loans with unpaid principal balances of $110 million. Upon a change in our intent, the loans were transferred to held-for-sale and subsequently sold resulting in a loss on sale of $2 million during the nine months ended September 30, 2016, which is recorded in net loss on sale of assets on the Consolidated Statements of Operations. The loans sold also resulted in a charge-off of $8 million during the nine months ended September 30, 2016.

Also, during the nine months ended September 30, 2016, we sold performing residential first mortgage loans with unpaid principal balances of $1.2 billion. Upon a change in our intent, the loans were transferred to held-for-sale and subsequently sold resulting in a gain of $14 million, which is recorded in net gain on loan sales on the Consolidated Statements of Operations.

During the nine months ended September 30, 2015, we sold or transferred interest-only residential first mortgage loans with unpaid principal balances totaling $600 million, along with $420 million of nonperforming troubled debt restructuring ("TDR") and non-agency first mortgage loans. Upon a change in our intent, the loans were transferred to held-for-sale and subsequently sold resulting in a net loss on sale of less than $1 million during the nine months ended September 30, 2015. The loans sold also resulted in a charge-off of $67 million.

During the nine months ended September 30, 2016, we purchased jumbo residential first mortgage loans with an unpaid principal balance of $150 million and a premium of $1 million. During the nine months ended September 30, 2015, we purchased $197 million of home equity lines of credit ("HELOC") loans with a premium of $7 million.

We have pledged certain loans held-for-investment, loans held-for-sale, and loans with government guarantees to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis. At September 30, 2016 and December 31, 2015, we had pledged loans of $5.6 billion and $5.8 billion, respectively.

Allowance for Loan Losses

We determine the appropriate estimate of the allowance for loan losses on at least a quarterly basis. Refer to Note 1, "Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies" to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015, for a description of the methodology. The all owance for loan losses, other than for loans that have been identified for individual evaluation for impairment, is determined on a loan pool basis by grouping loan types with common risk characteristics to determine our best estimate of incurred losses.

The allowance for loan losses by class of loan are summarized in the following table:

	Residential First Mortgage (1)	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended September 30, 2016
Beginning balance allowance for loan losses	$81	$10	$20	$1	$19	$11	$8	$150
Charge-offs (2)	(7)	—	(1)	(1)	—	—	—	(9)
Recoveries	—	—	1	1	—	—	—	2
Provision (benefit) (3)	(4)	(1)	(4)	—	6	3	—	—
Ending balance allowance for loan losses	$70	$9	$16	$1	$25	$14	$8	$143
Three Months Ended September 30, 2015
Beginning balance allowance for loan losses	$151	$14	$25	$1	$15	$12	$4	$222
Charge-offs (2)	(21)	(1)	(1)	(1)	—	(3)	—	(27)
Recoveries	1	1	—	1	—	—	—	3
Provision (benefit)	(2)	(1)	(1)	—	(2)	5	—	(1)
Ending balance allowance for loan losses	$129	$13	$23	$1	$13	$14	$4	$197

Nine Months Ended September 30, 2016
Beginning balance allowance for loan losses	$116	$11	$21	$2	$18	$13	$6	$187
Charge-offs (2)	(26)	(2)	(2)	(3)	—	—	—	(33)
Recoveries	1	1	1	2	—	—	—	5
Provision (benefit) (3)	(21)	(1)	(4)	—	7	1	2	(16)
Ending balance allowance for loan losses	$70	$9	$16	$1	$25	$14	$8	$143
Nine Months Ended September 30, 2015
Beginning balance allowance for loan losses	$234	$12	$19	$1	$17	$11	$3	$297
Charge-offs (2)	(80)	(2)	(2)	(3)	—	(3)	—	(90)
Recoveries	3	1	—	2	2	—	—	8
Provision (benefit)	(28)	2	6	1	(6)	6	1	(18)
Ending balance allowance for loan losses	$129	$13	$23	$1	$13	$14	$4	$197

(1)	Includes allowance and charge-offs related to loans with government guarantees.

(2)
Includes charge-offs of zero and $16 million related to the transfer and subsequent sale of loans during the three months ended September 30, 2016 and September 30, 2015, respectively, and $8 million and $67 million related to the sale of loans during the nine months ended September 30, 2016 and September 30, 2015, respectively. Also includes charge-offs related to loans with government guarantees of $6 million and $13 million during the three and nine months ended September 30, 2016, respectively.

(3)
Does not include $7 million provision for loan losses recorded in the Consolidated Statements of Operations to reserve for repossessed loans with government guarantees during the three and nine months ended September 30, 2016.

The loans held-for-investment and allowance for loan losses by class of loan is summarized in the following table:

	Residential First Mortgage (1)	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
September 30, 2016
Loans held-for-investment
Individually evaluated	$42	$26	$4	$—	$—	$1	$—	$73
Collectively evaluated (2)	2,087	60	291	30	1,168	707	1,795	6,138
Total loans	$2,129	$86	$295	$30	$1,168	$708	$1,795	$6,211
Allowance for loan losses
Individually evaluated	$7	$6	$1	$—	$—	$—	$—	$14
Collectively evaluated (2)	63	3	15	1	25	14	8	129
Total allowance for loan losses	$70	$9	$16	$1	$25	$14	$8	$143

December 31, 2015
Loans held-for-investment
Individually evaluated	$87	$28	$3	$—	$—	$2	$—	$120
Collectively evaluated (2)	3,007	65	318	31	814	550	1,336	6,121
Total loans	$3,094	$93	$321	$31	$814	$552	$1,336	$6,241
Allowance for loan losses
Individually evaluated	$12	$6	$1	$1	$—	$—	$—	$20
Collectively evaluated (2)	104	5	20	1	18	13	6	167
Total allowance for loan losses	$116	$11	$21	$2	$18	$13	$6	$187

(1)	Includes allowance related to loans with government guarantees.

(2)	Excludes loans carried under the fair value option.

The following table sets forth the loans held-for-investment aging analysis as of September 30, 2016 and December 31, 2015, of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total Investment Loans
	(Dollars in millions)
September 30, 2016
Consumer loans
Residential first mortgage	$4	$1	$29	$34	$2,102	$2,136
Second mortgage	—	—	4	4	123	127
HELOC	1	—	7	8	318	326
Other	1	1	—	2	28	30
Total consumer loans	6	2	40	48	2,571	2,619
Commercial loans
Commercial real estate	—	—	—	—	1,168	1,168
Commercial and industrial	—	—	—	—	708	708
Warehouse lending	—	—	—	—	1,795	1,795
Total commercial loans	—	—	—	—	3,671	3,671
Total loans (2)	$6	$2	$40	$48	$6,242	$6,290
December 31, 2015
Consumer loans
Residential first mortgage	$7	$3	$53	$63	$3,037	$3,100
Second mortgage	—	—	2	2	133	135
HELOC	2	1	9	12	372	384
Other	1	—	—	1	30	31
Total consumer loans	10	4	64	78	3,572	3,650
Commercial loans
Commercial real estate	—	—	—	—	814	814
Commercial and industrial	—	—	2	2	550	552
Warehouse lending	—	—	—	—	1,336	1,336
Total commercial loans	—	—	2	2	2,700	2,702
Total loans (2)	$10	$4	$66	$80	$6,272	$6,352

(1)	Includes loans that are less than 90 days past due, which have been placed on nonaccrual.

(2)	Includes $12 million and $10 million of loans 90 days or greater past due, accounted for under the fair value option at September 30, 2016 and December 31, 2015, respectively.

For all classes within the consumer and commercial loan portfolio, loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due (or are determined to be impaired), or earlier when we become aware of information indicating that collection of principal and interest is in doubt. When a loan is placed on nonaccrual status, the accrued interest income is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued on impaired loans totaled $1 million and $2 million during the three and nine months ended September 30, 2016, respectively, and $1 million and $4 million during the three and nine months ended September 30, 2015, respectively. At September 30, 2016 and December 31, 2015, we had no loans 90 days past due and still accruing.

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

The following table provides a summary of TDRs outstanding by type and performing status:

	TDRs
	Performing	Nonperforming	Total
September 30, 2016	(Dollars in millions)
Consumer loans
Residential first mortgage	$23	$10	$33
Second mortgage	33	3	36
HELOC	14	4	18
Total consumer loans	70	17	87
Commercial loans
Commercial and industrial	1	—	1
Total commercial loans	1	—	1
Total TDRs (1)(2)	$71	$17	$88

December 31, 2015
Consumer loans
Residential first mortgage	$49	$27	$76
Second mortgage	32	1	33
HELOC	20	7	27
Total TDRs (1)(2)	$101	$35	$136

(1)	The allowance for loan losses on consumer TDR loans totaled $11 million and $15 million at September 30, 2016 and December 31, 2015, respectively.

(2)	Includes $26 million and $32 million of TDR loans accounted for under the fair value option at September 30, 2016 and December 31, 2015, respectively.

The following table provides a summary of newly modified TDRs during the three and nine months ended September 30, 2016 and 2015.

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
Three Months Ended September 30, 2016		(Dollars in millions)
Residential first mortgages	1	$—	$—	$—
Second mortgages	16	1	1	—
HELOC (2)(3)	1	—	—	—
Total TDR loans	18	$1	$1	$—

Three Months Ended September 30, 2015
Residential first mortgages	48	$13	$14	$—
Second mortgages	15	1	1	—
HELOC (2)	46	4	4	—
Total TDR loans	109	$18	$19	$—

Nine Months Ended September 30, 2016
Residential first mortgages	17	$3	$4	$—
Second mortgages	42	2	2	—
HELOC (2)(3)	86	6	5	—
Commercial and industrial	1	2	1	—
Total TDR loans	146	$13	$12	$—

Nine Months Ended September 30, 2015
Residential first mortgages	239	$66	$65	$(1)
Second mortgages	83	4	3	—
HELOC (2)(3)	204	12	11	—
Other consumer	3	—	—	—
Total TDR loans	529	$82	$79	$(1)

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	HELOC post-modification unpaid principal balance reflects write downs.

(3)	Includes loans carried at the fair value option.

The following table provides a summary of TDR loans that were modified within the previous 12 months, which subsequently defaulted during the three and nine months ended September 30, 2016 and 2015. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted when they are greater than 90 days past due.

	TDRs that were modified in the previous 12 months, which have subsequently defaulted
	Number of Accounts	Unpaid Principal Balance	Increase in Allowance at Subsequent Default
Three Months Ended September 30, 2016	(Dollars in millions)
HELOC (1)	3	$—	$—
Total TDR loans	3	$—	$—
Three Months Ended September 30, 2015
Residential first mortgages	1	$—	$—
Total TDR loans	1	$—	$—
Nine Months Ended September 30, 2016
Residential first mortgages	1	$—	$—
HELOC (1)	7	—	—
Total TDR loans	8	$—	$—
Nine Months Ended September 30, 2015
Residential first mortgages	1	$—	$—
Second mortgages	1	—	—
Total TDR loans	2	$—	$—

(1)	HELOC post-modification unpaid principal balance reflects write downs.

Impaired Loans

Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement or when any portion of principal or interest is 90 days past due. The following table presents individually evaluated impaired loans and the associated allowance:

	September 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage	$2	$1	$—	$20	$20	$—
Commercial loans
Commercial and industrial	1	1	—	5	2	—
	$3	$2	$—	$25	$22	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$40	$41	$7	$65	$67	$12
Second mortgage	26	26	6	28	28	6
HELOC	4	4	2	3	3	1
Other consumer	—	—	—	—	—	1
	$70	$71	$15	$96	$98	$20
Total
Consumer loans
Residential first mortgage	$42	$42	$7	$85	$87	$12
Second mortgage	26	26	6	28	28	6
HELOC	4	4	2	3	3	1
Other consumer	—	—	—	—	—	1
Commercial loans
Commercial and industrial	1	1	—	5	2	—
Total impaired loans	$73	$73	$15	$121	$120	$20
The following table presents average impaired loans and the interest income recognized:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$43	$—	$96	$1	$55	$1	$172	$4
Second mortgage	25	—	29	—	26	1	30	—
HELOC	5	—	15	—	5	—	6	—
Commercial loans
Commercial and industrial	1	—	2	—	2	—	1	—
Total impaired loans	$74	$—	$142	$1	$88	$2	$209	$4

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

Loss. An asset classified as loss is considered uncollectible and of such little value that the continuance as a bankable asset is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but, rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Commercial Loans

Management conducts periodic examinations which serve as an independent verification of the accuracy of the ratings assigned. Loan grades are based on different factors within the borrowing relationship: entity sales, debt service coverage, debt/total net worth, liquidity, balance sheet and income statement trends, management experience, business stability, financing structure of the deal, and financial reporting requirements. The underlying collateral is also rated based on the specific type of collateral and corresponding loan-to-value ("LTV"). The combination of the borrower and collateral risk ratings result in the final rating for the borrowing relationship.

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

In accordance with regulatory guidance, we assign risk ratings to consumer loans in the following manner:
•Consumer loans are classified as Watch once the loan becomes 60 days past due.
•Open and closed-end consumer loans 90 days or more past due are classified Substandard.

Commercial Credit Loans	Commercial Real Estate	Commercial and Industrial	Warehouse	Total Commercial
September 30, 2016	(Dollars in millions)
Grade
Pass	$1,122	$654	$1,659	$3,435
Watch	37	20	86	143
Special mention	3	33	50	86
Substandard	6	1	—	7
Total loans	$1,168	$708	$1,795	$3,671

December 31, 2015
Grade
Pass	$766	$492	$1,181	$2,439
Watch	42	30	155	227
Special mention	2	21	—	23
Substandard	4	9	—	13
Total loans	$814	$552	$1,336	$2,702

Consumer Credit Loans	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Total
September 30, 2016	(Dollars in millions)
Grade
Pass	$2,081	$90	$305	$29	$2,505
Watch	24	33	14	1	72
Substandard	31	4	7	—	42
Total loans	$2,136	$127	$326	$30	$2,619

December 31, 2015
Grade
Pass	$2,993	$101	$353	$31	$3,478
Watch	49	32	22	—	103
Substandard	58	2	9	—	69
Total loans	$3,100	$135	$384	$31	$3,650

Note 5 – Loans with Government Guarantees

Substantially all loans with government guarantees are insured or guaranteed by the Federal Housing Administration ("FHA") and U.S. Department of Veterans Affairs. FHA loans earn interest at a rate based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent, which is not paid by the FHA until claimed. Certain loans within our portfolio may be subject to indemnifications and insurance limits which exposes us to limited credit risk. We have reserved for these risks within other assets and as a component of our allowance for loan losses on residential first mortgages.

At September 30, 2016 and December 31, 2015, loans with government guarantees totaled $404 million and $485 million, respectively. At September 30, 2016 and December 31, 2015, repossessed assets and the associated claims recorded in other assets totaled $152 million and $210 million, respectively.

Note 6 – Variable Interest Entities ("VIEs")

In 2015, we executed clean-up calls of the FSTAR 2005-1 and FSTAR 2006-2 long-term debt associated with the HELOC securitization trusts. As a result, the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts were dissolved and we have no consolidated VIEs as of September 30, 2016 and December 31, 2015.

We have a continuing involvement, but are not the primary beneficiary for one unconsolidated VIE related to the FSTAR 2007-1 mortgage securitization trust. In accordance with the settlement agreement with MBIA Insurance Corporation ("MBIA"), there is no further recourse to us related to FSTAR 2007-1, unless MBIA fails to meet their obligations. At September 30, 2016 and December 31, 2015, the FSTAR 2007-1 mortgage securitization trust included 2,608 loans and 3,061 loans, respectively, with an aggregate principal balance of $96 million and $117 million, respectively.

Note 7 – Mortgage Servicing Rights

We have investments in mortgage servicing rights ("MSRs") that result from the sale of loans to the secondary market for which we retain the servicing. The primary risk associated with MSRs is the potential reduction in fair value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. We utilize derivatives as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. There is also a risk of valuation decline due to higher than expected increases in default rates, which we do not believe can be effectively managed using derivatives. See Note 8 of the Notes to the Consolidated Financial Statements, herein, for further information regarding the derivative instruments utilized to manage our MSR risks.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Balance at beginning of period	$301	$317	$296	$258
Additions from loans sold with servicing retained	51	74	173	220
Reductions from sales	(17)	(73)	(41)	(144)
Changes in fair value due to (1)
Decrease in MSR due to pay-offs, pay-downs and run-off	(19)	(9)	(45)	(34)
Changes in estimates of fair value (2)	(14)	(15)	(81)	(6)
Fair value of MSRs at end of period	$302	$294	$302	$294

(1)	Changes in fair value are included within net (loss) return on mortgage servicing rights on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes.

The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	September 30, 2016			December 31, 2015
		Fair value impact due to			Fair value impact due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
		(Dollars in millions)
Option adjusted spread	9.20%	$295	$288	8.24%	$287	$279
Constant prepayment rate	15.68%	290	280	12.63%	285	275
Weighted average cost to service per loan	$70.75	299	295	$71.86	292	288

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

See Note 17 of the Notes to the Consolidated Financial Statements, herein, for further fair value disclosures relating to mortgage servicing rights.

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

The following table summarizes income and fees associated with contractual servicing rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Income on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$22	$18	$60	$52
Changes in fair value (2)	(33)	(24)	(126)	(38)
Gain on MSR derivatives (3)	(1)	15	44	10
Net transaction costs	1	3	1	(5)
Total (loss) return, included in net return on mortgage servicing rights	$(11)	$12	$(21)	$19

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on a cash basis.

(2)	Includes a $2 million gain related to the sale of MSRs during the nine months ended September 30, 2015.

(3)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Income on mortgage loans subserviced
Subservicing fees, ancillary income and late fees (1)	$7	$8	$21	$24
Other servicing charges	(3)	—	(7)	(5)
Total income, included in loan administration	$4	$8	$14	$19

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on cash basis.

Note 8 – Derivative Financial Instruments

Derivative financial instruments are recorded at fair value in other assets and other liabilities on the Consolidated Statements of Financial Condition after taking into account the effects of legally enforceable bilateral collateral and master netting agreements. We are exposed to non-performance risk by the counterparties to our various derivative financial instruments. We believe that the non-performance risk inherent in all our derivative contracts is minimal based on credit standards and the collateral provisions of the derivative agreements. A majority of our derivatives are centrally cleared through a Central Counterparty Clearing House or consist of residential mortgage interest rate lock commitments further limiting our exposure to non-performance risk.

Derivatives not designated as hedging instruments: We maintain a derivative portfolio of interest rate swaps, futures and forward commitments used to manage exposure to changes in interest rates, MSR asset values and to meet the needs of customers. We also enter into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Market risk on interest rate lock commitments and mortgage loans held-for-sale is managed using corresponding forward sale commitments.

Changes in fair value of derivatives not designated as hedging instruments are recognized in the Consolidated Statements of Income.

Derivatives designated as hedging instruments: We have designated certain interest rate swaps as cash flow hedges of certain interest rate payments of our variable-rate Federal Home Loan Bank advances.

Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At September 30, 2016, we had $37 million (net-of-tax) recorded of unrealized losses on derivatives classified as cash flow hedges recorded in accumulated other comprehensive income (loss), compared to $3 million at December 31, 2015. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $7 million of losses (net-of-tax).

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and throughout the hedge period. All hedge relationships were and are expected to be highly effective as of September 30, 2016. Cash flows and the profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

The net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions, were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain/(Loss)	2016	2015	2016	2015
		(Dollars in millions)
Derivatives not designated as hedging instruments:
U.S. Treasury, swap and euro dollar futures	Net (loss) return on mortgage servicing rights	$4	$3	$8	$6
Interest rate swaps and swaptions	Net (loss) return on mortgage servicing rights	(7)	10	21	2
Mortgage backed securities forwards	Net (loss) return on mortgage servicing rights	2	2	15	2
Rate lock commitments and forward agency and loan sales	Net gain on loan sales	15	(24)	14	(4)
Rate lock commitments	Other noninterest income	—	1	1	(1)
Interest rate swaps	Other noninterest income	2	2	3	2
Total derivative (loss) gain		$16	$(6)	$62	$7

The notional amount, estimated fair value and maturity of our derivative financial instruments were as follows:

	Notional Amount	Fair Value	Expiration Dates
	(Dollars in millions)
September 30, 2016
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on FHLB advances	$200	$3	2026
Liabilities (1)
Interest rate swaps on FHLB advances	$825	$55	2023-2025
Derivatives not designated as hedging instruments:
Assets (2)
U.S. Treasury, swap and euro dollar futures	$5,450	$1	2016-2019
Mortgage backed securities forwards	1,317	2	2016
Rate lock commitments	6,357	63	2016
Interest rate swaps and swaptions	2,273	53	2016-2046
Total derivative assets	$15,397	$119
Liabilities (1)
U.S. Treasury, swap and euro dollar futures	$635	$—	2019-2020
Mortgage backed securities forwards	5,849	24	2016
Rate lock commitments	87	—	2016
Interest rate swaps	558	17	2016-2026
Total derivative liabilities	$7,129	$41
December 31, 2015
Derivatives designated as hedging instruments:
Liabilities (1)
Interest rate swaps on FHLB advances	$825	$4	2023-2025
Derivatives not designated as hedging instruments:
Assets (2)
U.S. Treasury, swap and euro dollar futures	$1,892	$—	2016-2019
Mortgage backed securities forwards	1,931	7	2016
Rate lock commitments	3,593	26	2016
Interest rate swaps and swaptions	1,554	25	2016-2035
Total derivative assets	$8,970	$58
Liabilities (1)
U.S. Treasury, swap and euro dollar futures	$768	$1	2016-2019
Mortgage backed securities forwards	2,655	6	2016
Rate lock commitments	168	—	2016
Interest rate swaps	422	7	2016-2025
Total derivative liabilities	$4,013	$14

(1)	Derivative liabilities are included in other liabilities on the Consolidated Statements of Financial Condition.

(2)	Derivative assets are included in other assets on the Consolidated Statements of Financial Condition.

The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount	Gross Amounts Netted in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral
	(Dollars in millions)
September 30, 2016
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on FHLB advances (1)	$3	$3	$—	$—	$—
Liabilities
Interest rate swaps on FHLB advances (1)	$55	$3	$52	$—	$34

Derivatives not designated as hedging instruments:
Assets
U.S. Treasury, swap and euro dollar futures	$1	$—	$1	$—	$—
Mortgage backed securities forwards	2	—	2	—	—
Interest rate swaps and swaptions (1)	53	—	53	—	24
Total derivative assets	$56	$—	$56	$—	$24

Liabilities
U.S. Treasury, swap and euro dollar futures	$—	$—	$—	$—	$2
Mortgage backed securities forwards	24	—	24	—	41
Interest rate swaps and swaptions (1)	17	—	17	—	7
Total derivative liabilities	$41	$—	$41	$—	$50

December 31, 2015
Derivatives designated as hedging instruments:
Liabilities
Interest rate swaps on FHLB advances	$4	$—	$4	$—	$19

Derivatives not designated as hedging instruments:
Assets
Mortgage backed securities forwards	$7	$—	$7	$—	$4
Interest rate swaps and swaptions (1)	25	—	25	—	10
Total derivative assets	$32	$—	$32	$—	$14

Liabilities
U.S. Treasury, swap and euro dollar futures	$1	$—	$1	$—	$2
Mortgage backed securities forwards	6	—	6	—	8
Interest rate swaps and swaptions (1)	7	—	7	—	12
Total derivative liabilities	$14	$—	$14	$—	$22

(1)
Additional funds are pledged to a central counterparty clearing house in the amount of $56 million as of September 30, 2016 and $7 million as of December 31, 2015 to maintain initial margin requirements. This collateral is in addition to the amount required to be maintained for potential market changes shown in the cash collateral column above.

We pledged a total of $84 million of cash collateral to counterparties and had an obligation to return cash of $24 million at September 30, 2016 for derivative activities. We pledged a total of $41 million of cash collateral to counterparties and had an obligation to return cash of $14 million at December 31, 2015 for derivative activities. The net cash pledged is restricted and is included in other assets on the Consolidated Statements of Financial Condition.

Note 9 – Debt

Federal Home Loan Bank Advances and other

The following is a breakdown of our Federal Home Loan Bank advances and other short-term debt outstanding:

	September 30, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term adjustable rate (1)	$20	0.67%	$—	—%
Short-term fixed rate term advances	865	0.37%	2,116	0.32%
Other short-term (2)	20	0.55%	—	—%
Total Short-term Federal Home Loan Bank advances and other	$905		$2,116
Long-term LIBOR adjustable advances	1,025	0.94%	825	0.70%
Long-term fixed rate advances (3)	552	1.44%	600	1.37%
Total Long-term Federal Home Loan Bank advances	$1,577		$1,425
Total Federal Home Loan Bank advances and other	$2,482		$3,541

(1)	Includes short-term adjustable rate federal funds line of credit.

(2)	Other short-term debt consists of borrowings that settle through the Federal Reserve Bank.

(3)	Includes the current portion of fixed rate advances of $125 million and $175 million at September 30, 2016 and December 31, 2015, respectively.

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

At September 30, 2016, we had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and we may access that line to the extent that collateral is provided. At September 30, 2016, we had $2.5 billion of advances outstanding and an additional $2.0 billion of collateralized borrowing capacity available at the Federal Home Loan Bank. The advances can be collateralized by non-delinquent single-family residential first mortgage loans, loans with government guarantees, certain other loans and investment securities.

At September 30, 2016, $1.0 billion of the outstanding advances were adjustable rate based on the three-month LIBOR index. Interest rates on these advances reset every three months and the advances may be prepaid without penalty, with notification at scheduled three month intervals after an initial 12 month lockout period.

The following table contains detailed information on our Federal Home Loan Bank advances and other borrowings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Maximum outstanding at any month end	$3,182	$2,127	$3,557	$2,198
Average outstanding balance	2,649	1,798	2,777	1,610
Average remaining borrowing capacity	1,626	1,738	1,106	1,711
Weighted average interest rate	1.26%	1.17%	1.25%	1.05%

The following outlines our Federal Home Loan Bank advances and other final maturity dates as of September 30, 2016:

September 30, 2016
(Dollars in millions)
2016	$1,030
2017	50
2018	125
2019	—
Thereafter	1,277
Total	$2,482

Senior Notes and Trust Preferred Securities

The following table presents long-term debt:

	September 30, 2016		December 31, 2015
	(Dollars in millions)
Senior Notes
Senior notes, matures 2021	$246	6.125%	$—
Trust Preferred Securities
Floating Three Month LIBOR
Plus 3.25%, matures 2032	$26	4.11%	$26	3.85%
Plus 3.25%, matures 2033	26	3.93%	26	3.57%
Plus 3.25%, matures 2033	26	3.88%	26	3.85%
Plus 2.00%, matures 2035	26	2.68%	26	2.32%
Plus 2.00%, matures 2035	26	2.68%	26	2.32%
Plus 1.75%, matures 2035	51	2.60%	51	2.26%
Plus 1.50%, matures 2035	25	2.18%	25	1.82%
Plus 1.45%, matures 2037	25	2.30%	25	1.96%
Plus 2.50%, matures 2037	16	3.35%	16	3.01%
Total Trust Preferred Securities	$247		$247
Total long-term debt	$493		$247

Senior Notes

On July 11, 2016, we issued $250 million of senior notes (“2021 Senior Notes”) which mature on July 15, 2021. The proceeds from these notes were used to bring current and redeem our outstanding Series C Preferred Stock. The notes are unsecured and rank equally and ratably with the unsecured senior indebtedness of Flagstar Bancorp, Inc.

Prior to June 15, 2021, we may redeem some or all of the 2021 Senior Notes at a redemption price equal to the greater of 100 percent of the aggregate principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments discounted to the redemption date on a semi-annual basis using a discount rate equal to the Treasury Rate plus 0.50 percent, plus, in each case accrued and unpaid interest.

Trust Preferred Securities

We sponsor nine trust subsidiaries, which issued preferred stock to third party investors. We issued trust preferred securities to those trusts which we have included in long-term debt which are the sole assets of the trusts.

The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. In January 2012, we exercised our contractual rights to defer interest payments. On July 14, 2016, we ended the deferral and made a $34 million payment to bring current our previously deferred interest as of that date.

Note 10 - Representation and Warranty Reserve

At the time a loan is sold, an estimate of the fair value of the guarantee associated with the mortgage loans is recorded in the representation and warranty reserve in the Consolidated Statements of Financial Condition which reduces the net gain on loan sales in the Consolidated Statements of Operations. Subsequent to the sale, the liability is re-measured on an ongoing basis based on an estimate of probable losses. Changes in the estimate are recorded in the representation and warranty provision (benefit) on the Consolidated Statements of Operations.

The following table shows the activity impacting the representation and warranty reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Balance, beginning of period	$36	$48	$40	$53
Provision (benefit)
Gain on sale reduction for representation and warranty liability	1	2	4	6
Representation and warranty provision (benefit)	(6)	(6)	(12)	(13)
Total	(5)	(4)	(8)	(7)
Charge-offs, net	1	1	—	(1)
Balance, end of period	$32	$45	$32	$45

Due to our sustained low level of charge-offs and a lower level of demands received, we have reduced our estimate of probable losses related to our representation and warranty liability as of September 30, 2016 compared to September 30, 2015.

Note 11 — Warrants

May Investor Warrant

We granted warrants (the "May Investor Warrants") on January 30, 2009 under anti-dilution provisions applicable to certain investors (the "May Investors") in our May 2008 private placement capital raise.

For the nine months ended September 30, 2016, 32,721 May Investor Warrants were exercised resulting in the issuance of 21,068 shares of Common Stock. The May Investors held warrants to purchase 583,240 shares at an exercise price of $10.00 at September 30, 2016.

The May Investor Warrants do not meet the definition of a contract that is indexed to our own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as other liabilities on the Consolidated Statements of Financial Condition and are measured at fair value. Warrant liabilities are valued using a Black Scholes model and are classified within Level 2 of the valuation hierarchy. Significant observable inputs include share price, expected volatility, a risk free rate and an expected life. The warrants are accounted for under the equity method.

At September 30, 2016 and December 31, 2015, the liability from May Investors Warrants amounted to $10 million and $8 million, respectively. See Note 17 of the Notes to the Consolidated Financial Statements, herein, for further recurring fair value disclosures.

TARP Warrant

On January 30, 2009, in conjunction with the sale of 266,657 shares of Series C fixed rate cumulative non-convertible perpetual preferred stock ("Series C Preferred Stock"), we issued a warrant to purchase up to approximately 645,138 shares of Common Stock at an exercise price of $62.00 per share (the "Warrant") for $267 million.

The Warrant is exercisable through 2019 and remains outstanding subsequent to the redemption of TARP, which occurred during the third quarter 2016.

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss) for each type of investment securities available-for-sale, investment securities held-to-maturity, and cash flow hedges:

	Held-to-Maturity Securities	Available-for-Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss) Net of Tax
	(Dollars in millions)
Accumulated other comprehensive income (loss) ("AOCI")
Balance at December 31, 2015, net of tax	$5	$—	$(3)	$2
Net unrealized loss, net of tax	—	17	(44)	(27)
Reclassifications out of AOCI	(1)	(4)	10	5
Balance at September 30, 2016, net of tax	$4	$13	$(37)	$(20)

Balance at December 31, 2014, net of tax	$—	$8	$—	$8
Net unrealized gain, net of tax	—	9	(5)	4
Transfer of net unrealized loss from AFS to HTM	5	(5)	—	—
Balance at September 30, 2015, net of tax	$5	$12	$(5)	$12

Note 13 – Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions, except share data)

Net income	$57	$47	$143	$125
Deferred cumulative preferred stock dividends	(2)	(8)	(18)	(22)
Net income applicable to common stockholders	$55	$39	$125	$103
Weighted average shares
Weighted average common shares outstanding	56,580,238	56,436,026	56,556,188	56,419,354
Effect of dilutive securities
May Investor warrants	364,791	339,478	339,893	290,840
Stock-based awards	988,777	431,999	831,181	340,595
Weighted average diluted common shares	57,933,806	57,207,503	57,727,262	57,050,789
Earnings per common share
Basic earnings per common share	$0.98	$0.70	$2.21	$1.82
Effect of dilutive securities
May Investor warrants	—	—	(0.02)	(0.01)
Stock-based awards	(0.02)	(0.01)	(0.03)	(0.01)
Diluted earnings per share	$0.96	$0.69	$2.16	$1.80

On July 29, 2016, we completed the previously announced $267 million redemption of our Series C Preferred Stock. This transaction reduced stockholders equity by approximately $372 million with a $267 million reduction in Preferred Stock and a $105 million reduction related to the payment of deferred dividends.

Under the terms of the Series C Preferred Stock the Company was able to defer payments of dividends. We elected to defer dividend payments beginning with the February 2012 dividend. Although, while being deferred, the impact was not included in quarterly net income from continuing operations, the deferral still impacted net income applicable to common stock for the purpose of calculating earnings per share, as shown above.

Note 14 – Income Taxes

The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Provision for income taxes	$30	$24	$73	$70
Effective tax provision rate	34.3%	34.4%	33.8%	36.0%

We believe that it is unlikely that the unrecognized tax benefits will change by a material amount during the next 12 months. We recognize interest and penalties related to unrecognized tax benefits in provision for income taxes.

Note 15 — Regulatory Matters

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

To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both September 30, 2016 and December 31, 2015. There have been no conditions or events that management believes have changed our or the Bank’s category.

The following table shows the regulatory capital ratios as of the dates indicated:

Bancorp	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
September 30, 2016
Tangible capital (to tangible assets)	$1,225	8.88%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,225	8.88%	$552	4.00%	$690	5.00%
Common equity Tier 1 capital (to RWA)	1,056	12.04%	395	4.50%	570	6.50%
Tier 1 capital (to risk-weighted assets)	1,225	13.98%	526	6.00%	701	8.00%
Total capital (to risk-weighted assets)	1,338	15.26%	701	8.00%	877	10.00%
December 31, 2015
Tangible capital (to tangible assets)	$1,435	11.51%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,435	11.51%	$499	4.0%	$624	5.0%
Common equity Tier 1 capital (to RWA)	1,065	14.09%	340	4.5%	491	6.5%
Tier 1 capital (to risk-weighted assets)	1,435	18.98%	454	6.0%	605	8.0%
Total capital (to risk-weighted assets)	1,534	20.28%	605	8.0%	756	10.0%
N/A - Not applicable

Bank	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
September 30, 2016
Tangible capital (to tangible assets)	$1,459	10.55%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,459	10.55%	$553	4.00%	$691	5.00%
Common equity tier 1 capital (to RWA)	1,459	16.59%	396	4.50%	572	6.50%
Tier 1 capital (to risk-weighted assets)	1,459	16.59%	528	6.00%	704	8.00%
Total capital (to risk-weighted assets)	1,571	17.87%	704	8.00%	879	10.00%
December 31, 2015
Tangible capital (to tangible assets)	$1,472	11.79%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,472	11.79%	$500	4.0%	$625	5.0%
Common equity tier 1 capital (to RWA)	1,472	19.42%	341	4.5%	493	6.5%
Tier 1 capital (to risk-weighted assets)	1,472	19.42%	455	6.0%	607	8.0%
Total capital (to risk-weighted assets)	1,570	20.71%	607	8.0%	758	10.0%
N/A - Not applicable

Note 16 – Legal Proceedings, Contingencies and Commitments

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
In accordance with the Settlement Agreement, we made an initial payment of $15 million and agreed to make future annual payments totaling $118 million. The Settlement Agreement provides that the Bank will make annual payments in increments of up to $25 million towards the $118 million still due upon meeting all conditions which are evaluated quarterly and include: (a) the reversal of the deferred tax asset valuation allowance, which occurred at the end of 2013; (b) the repayment of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "TARP Preferred"), which occurred in the current quarter, (or, in the absence of repayment, adjusting our Bank Tier 1 Capital Ratio for any unextinguished TARP Preferred); (c) our Bank’s Tier 1 Leverage Capital Ratio is 11 percent or more. Additionally, if the Bank and Bancorp become party to a business combination in which the Bank or Bancorp represent less than 33.3 percent of the resulting company’s assets, such annual payments must commence twelve months after the date of that business combination.

Within six months of satisfying the conditions specified above, the Bank would make an additional payment, to occur no more frequently than annually, provided that doing so would not violate any material banking regulatory requirement or the OCC does not object in writing. Consistent with our business and regulatory requirements, Flagstar shall seek in good faith to fulfill the conditions, and will not undertake any conduct or fail to take any action the purpose of which is to frustrate or delay our ability to fulfill any of the above conditions.

We elected to account for the DOJ Liability under the fair value option. To determine the fair value, we utilize a discounted cash flow model. Key assumptions for the discounted cash flow model include using a discount rate as of September 30, 2016 of 7.2 percent; probability weightings of multiple cash flow scenarios and possible outcomes which contemplate the above conditions and estimates of forecasted net income, size of the balance sheet, capital levels, dividends and their impact on the timing of cash payments and the assumptions we believe a market participant would make to transfer the liability. The fair value of the DOJ Liability was $60 million and $84 million at September 30, 2016 and December 31, 2015, respectively.

The lower value resulted from a change in the expectation as to the timing of payments to the DOJ as a result of a $200 million dividend from the Bank to the Bancorp and the issuance of $250 million in Senior Notes, both of which occurred in July 2016, to a) bring current the interest payments on our trust preferred securities, b) become current on our deferred interest and dividends related to our TARP Preferred and c) repay our TARP Preferred. To support the on-going debt service and other Bancorp expenses, we also intend to reduce our Bancorp double leverage and debt to equity ratios to be more consistent with such ratios at other mid-sized banks, which would likely require further dividend payments from the Bank to the Bancorp for the foreseeable future.

Other litigation accruals

At September 30, 2016 and December 31, 2015, excluding the fair value liability relating to the DOJ litigation settlement, our total accrual for contingent liabilities and settled litigation was $6 million and $2 million, respectively.

Commitments

A summary of the contractual amount of significant commitments is as follows:

	September 30, 2016	December 31, 2015
	(Dollars in millions)
Commitments to extend credit
Mortgage loans interest-rate lock commitments	$6,503	$3,792
HELOC commitments	295	150
Other consumer commitments	9	22
Warehouse loan commitments	1,123	871
Standby and commercial letters of credit	24	13
Commercial and industrial commitments	165	151
Other commercial commitments	851	497

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

We maintain a reserve for the estimate of probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The balance of $3 million and $2 million for September 30, 2016 and December 31, 2015, respectively, is reflected in other liabilities on the Consolidated Statements of Financial Condition.

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

The following tables present the financial instruments carried at fair value as of September 30, 2016 and December 31, 2015, by caption on the Consolidated Statement of Financial Condition and by level in the valuation hierarchy.

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2016	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$510	$—	$510
Agency - Residential	—	573	—	573
Municipal obligations	—	32	—	32
Loans held-for-sale
Residential first mortgage loans	—	3,352	—	3,352
Loans held-for-investment
Residential first mortgage loans	—	8	—	8
Second mortgage loans	—	—	41	41
HELOC loans	—	—	31	31
Mortgage servicing rights	—	—	302	302
Derivative assets
Rate lock commitments	—	—	63	63
U.S. Treasury, swap and euro dollar futures	1	—	—	1
Mortgage backed securities forwards	—	2	—	2
Interest rate swaps and swaptions	—	53	—	53
Total derivative assets	1	55	63	119
Total assets at fair value	$1	$4,530	$437	$4,968
Derivative liabilities
Interest rate swap on FHLB advances	$—	$(52)	$—	$(52)
Mortgage backed securities forwards	—	(24)	—	(24)
Interest rate swaps and swaptions	—	(17)	—	(17)
Total derivative liabilities	—	(93)	—	(93)
Warrant liabilities	—	(10)	—	(10)
DOJ litigation settlement	—	—	(60)	(60)
Total liabilities at fair value	$—	$(103)	$(60)	$(163)

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2015	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$766	$—	$766
Agency - Residential	—	514	—	514
Municipal obligations	—	14	—	14
Loans held-for-sale
Residential first mortgage loans	—	2,541	—	2,541
Loans held-for-investment
Residential first mortgage loans	—	6	—	6
Second mortgage loans	—	—	42	42
HELOC loans	—	—	64	64
Mortgage servicing rights	—	—	296	296
Derivative assets
Rate lock commitments	—	—	26	26
Mortgage backed securities forwards	—	7	—	7
Interest rate swaps and swaptions	—	25	—	25
Total derivative assets	—	32	26	58
Total assets at fair value	$—	$3,873	$428	$4,301
Derivative liabilities
U.S. Treasury, swap and euro dollar futures	$(1)	$—	$—	$(1)
Mortgage backed securities forwards	—	(6)	—	(6)
Interest rate swap on FHLB advances	—	(4)	—	(4)
Interest rate swaps	—	(7)	—	(7)
Total derivative liabilities	(1)	(17)	—	(18)
Warrant liabilities	—	(8)	—	(8)
DOJ litigation settlement	—	—	(84)	(84)
Total liabilities at fair value	$(1)	$(25)	$(84)	$(110)

We had no transfers of assets or liabilities recorded at fair value between fair value levels during the nine months ended September 30, 2016 and 2015.

We utilized swaptions, swap and euro dollars futures, forward agency and loan sales and interest rate swaps to manage the risk associated with mortgage servicing rights and rate lock commitments. Gains and losses for individual lines in the tables do not reflect the effect of our risk management activities related to such level 3 instruments.

Fair value measurements using significant unobservable inputs

The tables below include a roll forward of the Consolidated Statement of Financial Condition amounts for the three and nine months ended September 30, 2016 and 2015 (including the change in fair value) for financial instruments classified by us within level 3 of the valuation hierarchy:

		Recorded in Earnings		Recorded in OCI
Three Months Ended September 30, 2016	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases / Originations	Sales	Settlements	Transfers In (Out)	Balance at End of Period
Assets	(Dollars in millions)
Loans held-for-investment
Second mortgage loans	$38	$(2)	$—	$—	$—	$—	$(3)	$8	$41
HELOC loans	44	6	—	—	—	—	(11)	(8)	31
Mortgage servicing rights	301	(33)	—	—	51	(17)	—	—	302
Totals	$383	$(29)	$—	$—	$51	$(17)	$(14)	$—	$374
Liabilities
DOJ litigation settlement	$(84)	$24	$—	$—	$—	$—	$—	$—	$(60)
Derivative financial instruments (net)
Rate lock commitments	$82	$33	$—	$—	$116	$(150)	$(18)	$—	$63

Three Months Ended September 30, 2015
Assets
Other investments	$100	$—	$—	$—	$—	$—	$—	$—	$100
Loans held-for-investment
Second mortgage loans	48	—	—	—	—	—	(3)	—	45
HELOC loans	93	2	—	—	—	—	(15)	—	80
Mortgage servicing rights	317	(24)	—	—	74	(73)	—	—	294
Totals	$558	$(22)	$—	$—	$74	$(73)	$(18)	$—	$519
Liabilities
Long-term debt	$(36)	$—	$—	$—	$—	$—	$4	$—	$(32)
DOJ litigation settlement	(84)	—	—	—	—	—	—	—	(84)
Totals	$(120)	$—	$—	$—	$—	$—	$4	$—	$(116)
Derivative financial instruments (net)
Rate lock commitments	$30	$53	$—	$—	$81	$(104)	$(16)	$—	$44

		Recorded in Earnings		Recorded in OCI
Nine Months Ended September 30, 2016	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases / Originations	Sales	Settlements	Transfers In (Out)	Balance at End of Period
Assets	(Dollars in millions)
Loans held-for-investment
Second mortgage loans	$42	$(1)	$—	$—	$—	$—	$(8)	8	41
HELOC loans	64	3	—	—	—	—	(28)	(8)	31
Mortgage servicing rights	296	(126)	—	—	173	(41)	—	—	302
Totals	$402	$(124)	$—	$—	$173	$(41)	$(36)	$—	$374
Liabilities
DOJ litigation	$(84)	$24	$—	$—	$—	$—	$—	—	$(60)
Derivative financial instruments (net)
Rate lock commitments	$26	$153	$—	$—	$303	$(371)	$(48)	$—	$63

Nine Months Ended September 30, 2015
Assets
Other investments	$100	$—	$—	$—	$—	$—	$—	$—	$100
Investment securities available-for-sale
Municipal obligation	2	—	—	—	—	—	(2)	—	—
Loans held-for-investment
Second mortgage loans	53	2	1	—	—	—	(11)	—	45
HELOC loans	132	(4)	—	—	—	—	(48)	—	80
Mortgage servicing rights	258	(40)	—	—	220	(144)	—	—	294
Totals	$545	$(42)	$1	$—	$220	$(144)	$(61)	$—	$519
Liabilities
Long-term debt	$(84)	$—	$(3)	$—	$—	$24	$31	$—	$(32)
DOJ litigation	(82)	(2)	—	—	—	—	—	—	(84)
Totals	$(166)	$(2)	$(3)	$—	$—	$24	$31	$—	$(116)
Derivative financial instruments (net)
Rate lock commitments	$31	$60	$—	$—	$272	$(276)	$(43)	$—	$44

The following tables present the quantitative information about recurring level 3 fair value financial instruments and the fair value measurements as of September 30, 2016 and December 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2016	(Dollars in millions)
Assets
Second mortgage loans	$41	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	8.0% - 12.0% (10.0%) 10.9% - 16.4% (13.6%) 2.7% - 4.1% (3.4%)
HELOC loans	$31	Discounted cash flows	Discount rate	6.6% - 9.9% (8.2%)
Mortgage servicing rights	$302	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	7.4% - 11.0% (9.2%) 12.8% - 18.5% (15.7%) $57 - $85 ($71)
Liabilities
DOJ litigation settlement	$(60)	Discounted cash flows	Discount rate	5.7% - 8.5% (7.1%)
Derivative financial instruments
Rate lock commitments	$63	Consensus pricing	Origination pull-through rate	66.6% - 99.9% (83.3%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2015	(Dollars in millions)
Assets
Second mortgage loans	$42	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% - 10.8% (9.0%)13.5% - 20.2% (16.9%) 2.6% - 4.0% (3.3%)
HELOC loans	$64	Discounted cash flows	Discount rate	6.8% - 10.1% (8.4%)
Mortgage servicing rights	$296	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	6.6% - 9.9% (8.2%) 10.3% - 14.8% (12.6%) $57 - $86 ($72)
Liabilities
DOJ litigation settlement	$(84)	Discounted cash flows	Discount rate	4.9% - 9.5% (7.2%)
Derivative financial instruments
Rate lock commitments	$26	Consensus pricing	Origination pull-through rate	67.6% - 101.5% (84.6%)

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

The HELOC loans are valued utilizing a loan-level discounted cash flow model which projects expected cash flows given three potential outcomes: (1) paid-in-full at scheduled maturity, (2) default at scheduled maturity (foreclosure), and (3) modification at scheduled maturity into an amortizing HELOC. Loans are placed into the potential outcome buckets based on their underlying current delinquency, FICO scores and property CLTV all of which are unobservable inputs. Estimated cash flows are then discounted back using an unobservable discount rate. Loans within the loan portfolios contain FICO scores with a minimum of 447, maximum of 816, and a weighted average of 665. For the loans, increases (decreases) in the discount rate, in isolation, would lower (higher) the fair value measurement.

The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation would result in a significantly lower (higher) fair value measurement. Additionally, the key economic assumptions used in determining the fair value of MSRs capitalized during the three and nine months ended September 30, 2016 and 2015 periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average life (in years)	6.7	7.9	6.9	7.9
Weighted average constant prepayment rate	13.4%	11.0%	13.5%	11.2%
Weighted average option adjusted spread	11.8%	8.9%	9.5%	8.7%

The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows:

	September 30, 2016	December 31, 2015
Weighted average life (in years)	6.0	7.3
Weighted average constant prepayment rate	15.7%	12.6%
Weighted average option adjusted spread	9.2%	8.2%

The significant unobservable input used in the fair value measurement of the DOJ litigation settlement is the discount rate. Significant increases (decreases) in the discount rate in isolation could result in a marginally lower (higher) fair value measurement. For further information on the fair value inputs related to the DOJ litigation, see Note 16 of the Notes to the Consolidated Financial Statements, herein.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below:

	Total (1)	Level 2	Level 3
	(Dollars in millions)
September 30, 2016
Loans held-for-sale (2)	$10	$10	$—
Impaired loans held-for-investment (3)
Residential first mortgage loans	22	—	22
Commercial and industrial loans	1	—	1
Repossessed assets (4)	15	—	15
Totals	$48	$10	$38
December 31, 2015
Loans held-for-sale (2)	$8	$8	$—
Impaired loans held-for-investment (3)
Residential first mortgage loans	40	—	40
Commercial real estate loans	2	—	2
Repossessed assets (4)	17	—	17
Totals	$67	$8	$59

(1)	The fair values are obtained at various dates during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

(2)
We recorded less than $1 million in fair value losses on loans held-for-sale for which we did not elect the fair value option (included in interest income on the Consolidated Statements of Operations) during both the three and nine months ended September 30, 2016, respectively, compared to less than $1 million in fair value losses on loans held-for-sale during both the three and nine months ended September 30, 2015, respectively.

(3)
We recorded $11 million and $31 million in fair value losses on impaired loans (included in provision (benefit) for loan losses on Consolidated Statements of Operations) during the three and nine months ended September 30, 2016, respectively, compared to $20 million and $76 million in fair value losses on impaired loans during the three and nine months ended September 30, 2015, respectively.

(4)
We recorded zero and $2 million in losses related to write downs of repossessed assets based on the estimated fair value of the specific assets during the three and nine months ended September 30, 2016, respectively, and recognized net gain of $1 million and $2 million on sales of repossessed assets (both write downs and net gains/losses are included in assets resolution expense on the Consolidated Statements of Operations) during the three and nine months ended September 30, 2016. We recorded $1 million and $2 million in losses related to write downs of repossessed assets based on the estimated fair value of the specific assets during the three and nine months ended September 30, 2015, respectively, and recognized a net gain of $1 million and $2 million on sales of repossessed assets during the three and nine months ended September 30, 2015, respectively.

The following tables present the quantitative information about nonrecurring level 3 fair value financial instruments and the fair value measurements as of September 30, 2016 and December 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2016	(Dollars in millions)
Impaired loans held-for-investment
Residential first mortgage loans	$22	Fair value of collateral	Loss severity discount	23% - 28% (25.6%)
Commercial and industrial loans	$1	Fair value of collateral	Loss severity discount	50% - 55% (53.4%)
Repossessed assets	$15	Fair value of collateral	Loss severity discount	35% - 98% (61.7%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2015	(Dollars in millions)
Impaired loans held-for-investment
Residential first mortgage loans	$40	Fair value of collateral	Loss severity discount	35% - 45% (35.2%)
Commercial real estate loans	$2	Fair value of collateral	Loss severity discount	45% - 55% (50.1%)
Repossessed assets	$17	Fair value of collateral	Loss severity discount	16% - 100% (48.7%)

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	September 30, 2016
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$174	$174	$174	$—	$—
Investment securities available-for-sale	1,115	1,115	—	1,115	—
Investment securities held-to-maturity	1,156	1,177	—	1,177	—
Loans held-for-sale	3,393	3,394	—	3,394	—
Loans with government guarantees	404	391	—	391	—
Loans held-for-investment, net	6,147	6,134	—	8	6,126
Repossessed assets	15	15	—	—	15
Federal Home Loan Bank stock	172	172	—	172	—
Mortgage servicing rights	302	302	—	—	302
Bank owned life insurance	269	269	—	269	—
Other assets, foreclosure claims	152	152	—	152	—
Derivative financial instruments, assets	119	119	1	55	63
Liabilities
Retail deposits
Demand deposits and savings accounts	$(5,204)	$(4,961)	$—	$(4,961)	$—
Certificates of deposit	(1,083)	(1,095)	—	(1,095)	—
Government deposits	(1,176)	(1,158)	—	(1,158)	—
Company controlled deposits	(1,908)	(1,839)	—	(1,839)	—
Federal Home Loan Bank advances	(2,482)	(2,450)	—	(2,450)	—
Other long-term debt	(493)	(257)	—	(257)	—
Warrant liabilities	(10)	(10)	—	(10)	—
DOJ litigation settlement	(60)	(60)	—	—	(60)
Derivative financial instruments, liabilities	(93)	(93)	—	(93)	—

	December 31, 2015
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$208	$208	$208	$—	$—
Investment securities available-for-sale	1,294	1,294	—	1,294	—
Investment securities held-to-maturity	1,268	1,262	—	1,262	—
Loans held-for-sale	2,576	2,578	—	2,578	—
Loans with government guarantees	485	469	—	469	—
Loans held-for-investment, net	6,165	6,121	—	6	6,115
Repossessed assets	17	17	—	—	17
Federal Home Loan Bank stock	170	170	—	170	—
Mortgage servicing rights	296	296	—	—	296
Bank owned life insurance	178	178	—	178	—
Other assets, foreclosure claims	210	210	—	210	—
Derivative financial instruments, assets	58	58	7	25	26
Liabilities
Retail deposits
Demand deposits and savings accounts	$(5,008)	$(4,744)	$—	$(4,744)	$—
Certificates of deposit	(826)	(833)	—	(833)	—
Government deposits	(1,062)	(1,045)	—	(1,045)	—
Company controlled deposits	(1,039)	(947)	—	(947)	—
Federal Home Loan Bank advances	(3,541)	(3,543)	—	(3,543)	—
Long-term debt	(247)	(89)	—	(89)	—
Warrant liabilities	(8)	(8)	—	(8)	—
DOJ litigation settlement	(84)	(84)	—	—	(84)
Derivative financial instruments, liabilities	(18)	(18)	(1)	(17)	—

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

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Assets	(Dollars in millions)
Loans held-for-sale
Net gain on loan sales	$151	$134	$440	$276
Loans held-for-investment
Interest income on loans	$—	$1	$(2)	$4
Other noninterest income	—	(1)	—	(35)
Liabilities
Long-term debt
Other noninterest income	$—	$3	$—	$28
Litigation settlement
Other noninterest income	$24	$—	$24	$2
Other noninterest (expense)	$—	$—	$—	$(2)

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of September 30, 2016 and December 31, 2015 for assets and liabilities for which the fair value option has been elected:

	September 30, 2016			December 31, 2015
	(Dollars in millions)
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
Assets
Nonaccrual loans
Loans held-for-sale	$2	$2	$—	$1	$—	$(1)
Loans held-for-investment	18	12	(6)	21	10	(11)
Total nonaccrual loans	$20	$14	$(6)	$22	$10	$(12)
Other performing loans
Loans held-for-sale	$3,217	$3,350	$133	$2,451	$2,541	$90
Loans held-for-investment	81	68	(13)	112	101	(11)
Total other performing loans	$3,298	$3,418	$120	$2,563	$2,642	$79
Total loans
Loans held-for-sale	$3,219	$3,352	$133	$2,452	$2,541	$89
Loans held-for-investment	99	80	(19)	133	111	(22)
Total loans	$3,318	$3,432	$114	$2,585	$2,652	$67
Liabilities
Litigation settlement (1)	$(118)	$(60)	$58	$(118)	$(84)	$34

(1)	We are obligated to pay $118 million in installment payments upon meeting certain performance conditions.

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

Effective January 1, 2016, we reorganized our reportable segments to align with our new management reporting structure and to align with our long-term strategy. Prior period segment financial information has been recast to conform to the current presentation. Prior to the reorganization, representation and warranty reserves were reported in the Mortgage Servicing segment and the MSR asset and associated costs were reported in the Other segment. As a result of this change, representation and warranty reserves, as well as the MSR asset and associated costs are now reported in the Mortgage Originations segment.

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

The Community Banking segment originates loans, provides deposits and fee based services to consumer, business, and mortgage lending customers through its Branch Banking, Business Banking and Commercial Banking, Government Banking, Warehouse Lending and Held-for-Investment Portfolio groups. Products offered through these teams include checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, commercial loans, home builder finance loans and warehouse lines of credit. Other financial services available to consumer and commercial customers include lines of credit, revolving credit, customized treasury management solutions, equipment leasing, inventory, and accounts receivable lending and capital markets services such as interest rate risk protection products.

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

The following tables present financial information by business segment for the periods indicated:

	Three Months Ended September 30, 2016
	Mortgage Originations	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$21	$10	$54	$(5)	$80
Net gain on loan sales	95	—	(1)	—	94
Representation and warranty benefit	6	—	—	—	6
Other noninterest income	4	13	8	31	56
Total net interest income and noninterest income	126	23	61	26	236
(Provision) benefit for loan losses	—	—	(7)	—	(7)
Asset resolution	—	(2)	—	—	(2)
Depreciation and amortization expense	(2)	—	(1)	(5)	(8)
Other noninterest expense	(64)	(25)	(43)	—	(132)
Total noninterest expense	(66)	(27)	(44)	(5)	(142)
Income (loss) before income taxes	60	(4)	10	21	87
Provision for income taxes	—	—	—	30	30
Net income (loss)	$60	$(4)	$10	$(9)	$57
Intersegment revenue	$(1)	$5	$—	$(4)	$—

Average balances
Loans held-for-sale	$3,400	$—	$16	$—	$3,416
Loans with government guarantees	—	432	—	—	432
Loans held-for-investment	5	—	5,843	—	5,848
Total assets	4,238	623	5,904	3,383	14,148
Deposits	—	1,853	7,273	—	9,126

	Three Months Ended September 30, 2015
	Mortgage Originations	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$18	$3	$45	$7	$73
Net gain on loan sales	72	—	(4)	—	68
Representation and warranty benefit	6	—	—	—	6
Other noninterest income	26	15	11	2	54
Total net interest income and noninterest income	122	18	52	9	201
(Provision) benefit for loan losses	—	—	1	—	1
Depreciation and amortization expense	(1)	(1)	(1)	(3)	(6)
Other noninterest expense	(56)	(27)	(39)	(3)	(125)
Total noninterest expense	(57)	(28)	(40)	(6)	(131)
Income (loss) before income taxes	65	(10)	13	3	71
Provision for income taxes	—	—	—	24	24
Net income (loss)	$65	$(10)	$13	$(21)	$47
Intersegment revenue	$3	$5	$(4)	$(4)	$—

Average balances
Loans held-for-sale	$2,179	$—	$21	$—	$2,200
Loans with government guarantees	—	547	—	—	547
Loans held-for-investment	4	—	5,348	60	5,412
Total assets	2,709	860	5,336	3,400	12,305
Deposits	—	1,487	6,773	—	8,260

	Nine Months Ended September 30, 2016
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$61	$23	$150	$2	$236
Net gain (loss) on loan sales	251	—	8	—	259
Representation and warranty benefit	12	—	—	—	12
Other noninterest income (loss)	17	39	21	41	118
Total net interest income and noninterest income	341	62	179	43	625
(Provision) benefit for loan losses	—	—	9	—	9
Asset resolution	—	(6)	—	—	(6)
Depreciation and amortization expense	(4)	(2)	(5)	(12)	(23)
Other noninterest expense	(182)	(70)	(131)	(6)	(389)
Total noninterest expense	(186)	(78)	(136)	(18)	(418)
Income (loss) before income taxes	155	(16)	52	25	216
Provision for income taxes	—	—	—	73	73
Net income (loss)	$155	$(16)	$52	$(48)	$143
Intersegment revenue	$1	$16	$(1)	$(16)	$—

Average balances
Loans held-for-sale	$2,988	$—	$83	$—	$3,071
Loans with government guarantees	—	450	—	—	450
Loans held-for-investment	6	—	5,689	—	5,695
Total assets	3,688	676	5,798	3,549	13,711
Deposits	—	1,523	7,080	—	8,603

	Nine Months Ended September 30, 2015
	Mortgage Origination	Mortgage Servicing	Community Banking	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$52	$10	$126	$23	$211
Net gain (loss) on loan sales	255	—	(13)	—	242
Representation and warranty benefit	13	—	—	—	13
Other noninterest income	60	42	19	(3)	118
Total net interest income and noninterest income	380	52	132	20	584
(Provision) benefit for loan losses	—	—	18	—	18
Asset resolution	—	(12)	(1)	—	(13)
Depreciation and amortization expense	(2)	(2)	(4)	(9)	(17)
Other noninterest expense	(174)	(80)	(116)	(7)	(377)
Total noninterest expense	(176)	(94)	(121)	(16)	(407)
Income (loss) before income taxes	204	(42)	29	4	195
Provision for income taxes	—	—	—	70	70
Net income (loss)	$204	$(42)	$29	$(66)	$125
Intersegment revenue	$9	$13	$(13)	$(9)	$—

Average balances
Loans held-for-sale	$2,052	$—	$36	$—	$2,088
Loans with government guarantees	—	679	—	—	679
Loans held-for-investment	3	—	4,786	96	4,885
Total assets	2,555	1,004	4,753	3,351	11,663
Deposits	—	1,189	6,602	—	7,791

Note 19 – Recently Issued Accounting Pronouncements

Statement of Cash Flows - In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This amendment addresses eight issues which current GAAP does not include specific guidance or is unclear, pertaining to: Debt Prepayment or Debt Extinguishment Costs, Settlement of Zero-Coupon Debt Instruments, Contingent Consideration Payments Made after a Business Combination, Proceeds from the Settlement of Insurance Claims, Proceeds from the Settlement of Corporate-Owned or Bank-Owned Life Insurance Policies, Distributions Received from Equity Method Investees, Beneficial Interest in Securitization Transactions, and Separately Identifiable Cash Flows and Application of the Predominance Principle. ASU 2016-16 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. Management is currently evaluating this guidance and does not expect this guidance to have a material impact on our Consolidated Financial Statements.

Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU alters the current method for recognizing credit losses within the reserve account. Currently, an institution uses the incurred loss method, the new guidance will require the allowance to be recorded on day one for the contractual term of the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. Management is currently evaluating this guidance and the impact it will have on our Consolidated Financial Statements.

Stock Compensation - In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective retrospectively for fiscal years beginning after December 15, 2016 and early adoption is permitted. Management is currently evaluating this guidance and does not expect this guidance to have a material impact on our Consolidated Financial Statements.

Derivatives and Hedging - In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments. The amendments in ASU 2016-06 clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in ASU 2016-06 is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. ASU 2016-06 is effective retrospectively for fiscal years beginning after December 15, 2016 and early adoption is permitted. This guidance is not expected to have a material impact upon adoption on our Consolidated Financial Statements, but disclosures to the Notes thereto will be updated per the requirements.

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Section A - Leases: Amendments to the FASB Accounting Standards Codification, Section B - Conforming Amendments Related to Leases: Amendment to the FASB Accounting Standards Codification, Section C - Background Information and Basis For Conclusions. Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective retrospectively for fiscal years beginning after December 15, 2019 and early adoption is permitted. The guidance in ASU 2016-02 supersedes Topic 840, Leases. Management is currently evaluating this guidance and does not expect this guidance to have a material impact on our Consolidated Financial Statements.

Financial Instruments - In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective retrospectively for fiscal years beginning after December 15, 2017 and early adoption is permitted. Management is currently evaluating this guidance and does not expect this guidance to have a material impact on our Consolidated Financial Statements, if any.

Revenue from Contracts with Customers - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has voted to approve a year deferral of the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption. In April 2016, the FASB clarified the following two aspects: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to provide a limited number of changes to its revenue recognition standard. The amendments clarify the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes, and the timing for measuring customer payments that are not in cash. The amendment also says a contract should be considered complete if all, or substantially all, of its revenue has been collected prior to making the transition to the new standard. In addition, the update clarifies the disclosure requirements for businesses and other organizations that make the transition to the new standard by adjusting amounts from prior reporting periods. The effects have to be disclosed for prior periods that were adjusted. Management is currently evaluating this guidance and does not expect this guidance to have a material impact on our Consolidated Financial Statements; however, changes to disclosures in the Notes thereto will be required.

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

Generally, forward-looking statements are not based on historical facts but instead represent management’s beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, estimate, may increase, may fluctuate, and similar expressions or future or conditional verbs such as will, should, would and could. Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included within each individual business’ discussion and analysis of our results of operations and the risk factors listed and described in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1A to Part II of this Quarterly Report on Form 10-Q, which are incorporated by reference herein, for further information on these and other factors affecting us.

Any forward-looking statements made by or on behalf of Flagstar Bancorp, Inc. speak only as to the date they are made, and we do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. At September 30, 2016, based on our assets, we are one of the largest banks headquartered in Michigan, providing commercial, small business, and consumer banking services. We have three major operating segments: Community Banking, Mortgage Originations, and Mortgage Servicing. Through these lines of business, we emphasize the delivery of a complete set of mortgage and banking products and services and are distinguished by local delivery, customer service and product pricing. Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBC." We are considered a controlled company for NYSE purposes, because MP Thrift Investments, L.P. ("MP Thrift") held approximately 62.9 percent of our common stock as of September 30, 2016.

Effective January 1, 2016, we reorganized our reportable segments to align with our new management reporting structure and to align with our long-term strategy. Prior period segment financial information has been recast to conform to 2016 presentation. Prior to the reorganization, representation and warranty reserves were reported in the Mortgage Servicing segment and the MSR asset and associated costs were reported in the Other segment. As a result of this change, representation and warranty reserves, as well as the MSR asset and associated costs are now reported in the Mortgage Originations segment.

Our Community Banking segment provides deposits and fee based services to consumer, business, and mortgage lending customers through our Branch Banking, Business Banking, Commercial Banking, Government Banking, Warehouse Lending and Held-for-Investment Portfolio groups. We maintain a portfolio of commercial and industrial, commercial real estate and builder finance loans with our commercial customers and we originate or purchase residential mortgage loans through referrals from our branches, consumer direct call center and our website, flagstar.com. At September 30, 2016, we operated 99 branches in Michigan. We leverage the customer relationships we have gained throughout our branch network to cross-sell products to existing customers and increase our customer base. In 2016, we also began to offer new MSR lending and equipment finance lease products.

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

The majority of our total loan originations during the nine months ended September 30, 2016 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale to the Agencies. At September 30, 2016, we originated or purchased residential mortgage loans in all 50 states, the U.S. Virgin Islands, and the District of Columbia through relationships with 556 mortgage brokers and 729 correspondents. At September 30, 2016, we also operated 31 retail locations located in 21 states, which primarily originate one-to-four family residential mortgage loans as part of our Mortgage Originations segment. In addition, we originate other consumer and commercial loans through our Community Banking segment. We continue to expand existing business lines, such as our distributed retail and direct-to-consumer mortgage origination businesses.

Our Mortgage Servicing segment services and subservices mortgage loans for others on a fee for service basis and may also collect ancillary fees, such as late fees and earn income through the use of noninterest bearing escrows. Revenue on our subserviced loans is earned on a contractual fee basis, with the fees varying based on the status of the underlying loans.

At September 30, 2016, we had 2,881 full-time equivalent employees inclusive of account executives and loan officers.

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

Selected Financial Ratios
(Dollars in millions, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Mortgage loans originated (1)	$9,198	$7,876	$23,880	$23,578
Mortgage loans sold and securitized	$8,723	$7,318	$23,611	$21,143
Interest rate spread	2.36%	2.56%	2.43%	2.59%
Net interest margin	2.58%	2.75%	2.62%	2.76%
Average common shares outstanding	56,580,238	56,436,026	56,556,188	56,419,354
Average fully diluted shares outstanding	57,933,806	57,207,503	57,727,262	57,050,789
Average interest earning assets	$12,318	$10,693	$11,944	$10,165
Average interest paying liabilities	$9,773	$8,354	$9,600	$8,044
Average stockholders' equity	$1,379	$1,510	$1,515	$1,466
Return on average assets	1.61%	1.52%	1.40%	1.43%
Return on average equity	16.53%	12.41%	12.59%	11.36%
Return on average common equity	17.45%	15.08%	14.52%	13.88%
Efficiency ratio	59.9%	65.0%	66.9%	69.6%
Equity-to-assets ratio (average for the period)	9.75%	12.27%	11.05%	12.56%
Charge-offs to average LHFI (2)	0.51%	1.84%	0.66%	2.34%
Charge-offs to average LHFI, adjusted (2)(3)	0.15%	0.61%	0.15%	0.43%

	September 30, 2016	December 31, 2015	September 30, 2015
Book value per common share	$22.72	$22.33	$21.91
Number of common shares outstanding	56,597,271	56,483,258	56,436,026
Mortgage loans serviced for others	$31,372	$26,145	$26,306
Mortgage loans subserviced for others	$38,801	$40,244	$42,282
Weighted average service fee (basis points)	28.1	27.7	28.3
Capitalized value of mortgage servicing rights	0.96%	1.13%	1.12%
Mortgage servicing rights to Tier 1 capital	24.60%	20.63%	21.10%
Ratio of allowance for loan losses to LHFI (2)	2.30%	3.00%	3.66%
Ratio of allowance for loan losses to LHFI and loans with government guarantees (2)	2.16%	2.78%	3.34%
Ratio of nonperforming assets to total assets	0.39%	0.61%	0.64%
Equity-to-assets ratio	9.01%	11.14%	12.01%
Common equity-to-assets ratio	9.01%	9.20%	9.88%
Tier 1 leverage ratio (to adjusted total assets)	8.88%	11.51%	11.65%
Common equity Tier 1 capital ratio (to risk-weighted assets)	12.04%	14.09%	14.93%
Total risk-based capital ratio (to risk-weighted assets)	15.26%	20.28%	21.64%
Number of bank branches	99	99	99
Number of FTE employees	2,881	2,713	2,677

(1)	Includes residential first mortgage and second mortgage loans.

(2)	Excludes loans carried under the fair value option.

(3)
Excludes charge-offs of zero and $16 million related to the sale of loans during the three months ended September 30, 2016 and September 30, 2015, respectively, and $8 million and $67 million related to the transfer and subsequent sale of loans during the nine months ended September 30, 2016 and September 30, 2015, respectively. Also excludes charge-offs related to loans with government guarantees of $6 million and $13 million during the three and nine months ended September 30, 2016.

Summary of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Net interest income	$80	$73	$236	$211
Provision (benefit) for loan losses	7	(1)	(9)	(18)
Total noninterest income	156	128	389	373
Total noninterest expense	142	131	418	407
Provision for income taxes	30	24	73	70
Net income	$57	$47	$143	$125
Income per share:
Basic	$0.98	$0.70	$2.21	$1.82
Diluted	$0.96	$0.69	$2.16	$1.80

Our net income increased $10 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The increase was primarily due to a $28 million improvement in noninterest income, driven by higher net gain on loan sales, while a decrease in fair value of the DOJ settlement liability was offset by higher loss on mortgage servicing rights. The noninterest income improvement was primarily offset by higher performance driven expenses and provision for income taxes.

Net income increased $18 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase was primarily driven by a $25 million increase in net interest income and $16 million increase in noninterest income partially offset by higher performance driven expenses and a lower benefit for loan losses. Net interest income increased as a result of asset growth and our strategic initiative to replace lower credit quality assets with higher quality residential and commercial loans. As a result of this initiative, we grew average interest earning assets by 19 percent from $10.2 billion during the nine months ended September 30, 2015 to $11.9 billion during the nine months ended September 30, 2016. Within noninterest income, net gain on loan sales increased $17 million while a decrease in fair value of the DOJ settlement liability was offset by a higher loss on mortgage servicing rights driven by low interest rates which result in higher prepayments and a more competitive market.

Net Interest Income

The following tables present on a consolidated basis interest income from average assets and liabilities, expressed in dollars and yields:

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$3,416	$30	3.51%	$2,200	$22	3.94%
Loans held-for-investment
Consumer loans (1)	2,580	23	3.52%	3,367	30	3.67%
Commercial loans (1)	3,268	33	3.96%	2,045	20	3.80%
Loans held-for-investment	5,848	56	3.77%	5,412	50	3.72%
Loans with government guarantees	432	4	3.88%	547	5	3.37%
Investment securities	2,516	16	2.55%	2,313	14	2.50%
Interest-earning deposits	106	—	0.48%	221	—	0.53%
Total interest-earning assets	12,318	106	3.42%	10,693	91	3.42%
Other assets	1,830			1,612
Total assets	$14,148			$12,305
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$509	$—	0.20%	$429	$—	0.14%
Savings deposits	3,751	8	0.77%	3,732	8	0.84%
Money market deposits	250	—	0.41%	262	—	0.33%
Certificates of deposit	1,071	3	1.05%	785	2	0.80%
Total retail deposits	5,581	11	0.75%	5,208	10	0.75%
Government deposits
Demand deposits	243	—	0.39%	286	—	0.39%
Savings deposits	478	1	0.52%	445	1	0.52%
Certificates of deposit	355	—	0.52%	335	—	0.40%
Total government deposits	1,076	1	0.49%	1,066	1	0.45%
Total deposits	6,657	12	0.71%	6,274	11	0.70%
Short-term debt	1,073	1	0.44%	12	—	4.50%
Long-term debt	1,576	7	1.81%	1,786	5	1.17%
Other debt	467	6	4.86%	282	2	2.53%
Total interest-bearing liabilities	9,773	26	1.06%	8,354	18	0.86%
Noninterest-bearing deposits (2)	2,469			1,986
Other liabilities	527			455
Stockholders’ equity	1,379			1,510
Total liabilities and stockholders' equity	$14,148			$12,305
Net interest-earning assets	$2,545			$2,339
Net interest income		$80			$73
Interest rate spread (3)			2.36%			2.56%
Net interest margin (4)			2.58%			2.75%
Ratio of average interest-earning assets to interest-bearing liabilities			126.0%			128.0%

(1)
Consumer loans include: residential first mortgage, second mortgage, HELOC, and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and warehouse lending loans.

(2)	Includes company controlled deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$3,071	$83	3.64%	$2,088	$61	3.91%
Loans held-for-investment
Consumer loans (1)	2,879	76	3.51%	2,968	83	3.75%
Commercial loans (1)	2,816	84	3.94%	1,917	57	3.92%
Loans held-for-investment	5,695	160	3.72%	4,885	140	3.82%
Loans with government guarantees	450	12	3.40%	679	15	2.86%
Investment securities	2,589	50	2.58%	2,260	43	2.54%
Interest-earning deposits	139	1	0.50%	253	1	0.50%
Total interest-earning assets	11,944	306	3.40%	10,165	260	3.41%
Other assets	1,767			1,498
Total assets	$13,711			$11,663
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$479	$1	0.17%	$428	$—	0.14%
Savings deposits	3,720	21	0.78%	3,683	22	0.81%
Money market deposits	285	1	0.44%	253	1	0.28%
Certificates of deposit	789	7	1.21%	778	4	0.73%
Total retail deposits	5,273	30	0.77%	5,142	27	0.72%
Government deposits
Demand deposits	234	1	0.39%	241	1	0.39%
Savings deposits	432	2	0.52%	406	1	0.52%
Certificates of deposit	563	1	0.35%	341	1	0.36%
Total government deposits	1,229	4	0.42%	988	3	0.44%
Total deposits	6,502	34	0.70%	6,130	30	0.67%
Short-term debt	1,190	4	0.41%	15	—	1.28%
Long-term debt	1,587	22	1.88%	1,595	13	1.05%
Other debt	321	10	4.05%	304	6	2.44%
Total interest-bearing liabilities	9,600	70	0.97%	8,044	49	0.81%
Noninterest-bearing deposits (2)	2,101			1,661
Other liabilities	495			492
Stockholders’ equity	1,515			1,466
Total liabilities and stockholders' equity	$13,711			$11,663
Net interest-earning assets	$2,344			$2,121
Net interest income		$236			$211
Interest rate spread (3)			2.43%			2.59%
Net interest margin (4)			2.62%			2.76%
Ratio of average interest-earning assets to interest-bearing liabilities			124.4%			126.4%

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

Comparison to Prior Year Quarter

Net interest income increased $7 million for the three months ended September 30, 2016, compared to the same period in 2015, primarily due to growth in interest earning assets, partially offset by a decrease in net interest margin driven by a lower interest rate environment.

Our net interest margin for the three months ended September 30, 2016 was 2.58 percent, compared to 2.75 percent for the three months ended September 30, 2015. The decrease from 2015 was driven primarily by higher interest rates on fixed rate long term debt used to match-fund our longer duration asset growth and increased interest expense on senior debt issued in conjunction with the TARP redemption.

Interest income increased $15 million for the three months ended September 30, 2016, compared to the same period in 2015, primarily driven by higher average loans held-for-sale and loans held-for-investment partially offset by lower interest rates on loans held-for-sale. Average loans held-for-sale increased $1.2 billion or 55.3 percent compared to the same period in 2015, primarily due to slower deliveries of saleable mortgage loans to the Agencies during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Average loans held-for-investment for the three months ended September 30, 2016, increased $0.4 billion or 8.1 percent, compared to the three months ended September 30, 2015. This was primarily due to a continued shift in mix, consistent with our strategy, of $1.3 billion in average balance of high quality, higher yielding commercial loans and corresponding decrease of $0.8 billion in average balance of primarily lower yielding residential first mortgage loans.

Interest expense increased $8 million for the three months ended September 30, 2016, compared to the same period in 2015, primarily driven by higher interest rates from longer term fixed rate debt taken to match-fund our longer duration asset growth and interest expense as a result of the senior debt issued in conjunction with the TARP redemption. Also impacting the increase was a $383 million increase in interest-bearing deposits driven by growth in deposits which has been used to fund our loan growth.

Comparison to Prior Year to Date

Net interest income increased $25 million for the nine months ended September 30, 2016, compared to the same period in 2015, primarily driven by continued growth in interest earning assets partially offset by a decrease in the net interest margin driven by a lower interest rate environment and issuance of senior debt used for TARP redemption.

Our net interest margin for the nine months ended September 30, 2016 was 2.62 percent, compared to 2.76 percent for the nine months ended September 30, 2015. The decrease for the nine months ended September 30, 2016 was driven by higher interest rates from longer term fixed rate debt taken to match-fund our longer duration asset growth, interest expense on senior debt issued for TARP redemption and lower interest rate environment experience in 2016, partially offset from a rotation of lower spread residential mortgage loans into higher spread commercial loans.

Interest income increased $46 million for the nine months ended September 30, 2016, compared to the same period in 2015, primarily driven by higher average loans held-for-sale and loans held-for-investment partially offset by lower interest rates. Average loans held-for-sale increased $1.0 billion for the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to an increase in average volume, partially offset by a decrease in average yield resulting from a more competitive pricing market. Average loans held-for-investment increased $0.8 billion for the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to growth in warehouse, commercial and HELOC loans, partially offset by a decrease in average yield from more competitive pricing in the residential and consumer markets.
Interest expense increased $21 million for the nine months ended September 30, 2016, compared to the same period in 2015, primarily driven by an increase in the average balance and higher rates on debt to match-fund our longer duration asset growth. Also impacting the increase was a $4 million increase due to $372 million higher average interest-bearing deposits for the nine months ended September 30, 2016, compared to the same period in 2015 and a $4 million increase in interest expense as a result of the senior debt issued in conjunction with the TARP redemption.

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

	Three Months Ended September 30,
	2016 Versus 2015 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$(4)	$12	$8
Loans held-for-investment
Consumer loans (1)	(1)	(6)	(7)
Commercial loans (2)	2	11	13
Total loans held-for-investment	1	5	6
Loans with government guarantees	—	(1)	(1)
Investment securities	(4)	6	2
Total other interest-earning assets	$(7)	$22	$15
Interest-Bearing Liabilities
Retail deposits
Certificates of deposit	$—	$1	$1
Total deposits	—	1	1
Short-term debt	(15)	16	1
Long-term debt	3	(1)	2
Other debt	3	1	4
Total interest-bearing liabilities	$(9)	$17	$8
Change in net interest income	$2	$5	$7

(1)	Consumer loans include residential first mortgage, second mortgage, HELOC, and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and warehouse lending.

	Nine Months Ended September 30,
	2016 Versus 2015 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$(7)	$29	$22
Loans held-for-investment
Consumer loans (1)	(5)	(2)	(7)
Commercial loans (2)	1	26	27
Total loans held-for-investment	(4)	24	20
Loans with government guarantees	2	(5)	(3)
Investment securities	(88)	95	7
Total other interest-earning assets	$(97)	$143	$46
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$—	$1	$1
Savings deposits	(1)	—	(1)
Certificates of deposit	2	1	3
Total retail deposits	1	2	3
Government deposits
Savings deposits	—	1	1
Total government deposits	—	1	1
Total deposits	1	3	4
Short-term debt	(49)	53	4
Long-term debt	9	—	9
Other debt	4	—	4
Total interest-bearing liabilities	$(35)	$56	$21
Change in net interest income	$(62)	$87	$25

(1)	Consumer loans include residential first mortgage, second mortgage, HELOC, and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and warehouse lending.

Provision (Benefit) for Loan Losses

Comparison to Prior Year Quarter

The provision (benefit) for loan losses was a provision of $7 million during the three months ended September 30, 2016, compared to a benefit of $1 million during the three months ended September 30, 2015. During the three months ended September 30, 2016, the $7 million provision was largely to reserve for repossessed loans with government guarantees. During the three months ended September 30, 2015, the benefit for loan losses included charge-offs of $24 million and net originations of $5 million offset by a release of reserves of $30 million related to loan sales.

Net charge-offs for the three months ended September 30, 2016 decreased to $7 million, compared to $24 million for the three months ended September 30, 2015. For the three months ended September 30, 2016 and September 30, 2015, net charge-offs included $6 million and zero of net charge-offs associated with loans with government guarantees, respectively. For the three months ended September 30, 2015, net charge-offs included $16 million associated with the sale or transfer of $233 million unpaid principal balance of interest-only and non-agency loans. As a percentage of the average loans held-for-investment, net charge-offs for the three months ended September 30, 2016 decreased to 0.51 percent from 1.84 percent for the three months ended September 30, 2015. Excluding the charge-offs associated with loan sales or transfers and loans with government guarantees, net charge-offs as a percentage of the average loans held-for-investment were 0.15 percent during the three months ended September 30, 2016, compared to 0.61 percent during the three months ended September 30, 2015.

Comparison to Prior Year to Date

The provision (benefit) for loan losses was a benefit of $9 million during the nine months ended September 30, 2016, compared to an $18 million benefit during the nine months ended September 30, 2015. The $9 million benefit resulted primarily from the sale of $1.2 billion unpaid principal balance of performing residential first mortgage loans and $110 million of unpaid principal balance of nonperforming, TDR and non-agency loans during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the provision (benefit) for loan losses included a net reduction in the allowance for loan losses relating to several loan sales, including a net reduction in the allowance relating to interest-only residential first mortgage loans, partially offset by an increase related to the growth in average loans held-for-investment loan portfolio.

Net charge-offs for the nine months ended September 30, 2016 decreased to $28 million, compared to $82 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, net charge-offs included $8 million associated with the sale of $110 million unpaid principal balance of nonperforming, TDR and non-agency loans and $13 million of net charge-offs associated with loans with government guarantees. For the nine months ended September 30, 2015, net charge-offs included $67 million associated with the sale or transfer of interest-only residential first mortgage loans with unpaid principal balances totaling $600 million, along with $420 million of nonperforming, TDR and non-agency first mortgage loans. As a percentage of the average loans held-for-investment, net charge-offs for the nine months ended September 30, 2016 decreased to 0.66 percent from 2.34 percent for the nine months ended September 30, 2015. Excluding the charge-offs associated with loan sales or transfers and loans with government guarantees, net charge-offs as a percentage of the average loans held-for-investment were 0.15 percent during the nine months ended September 30, 2016, compared to 0.43 percent during the nine months ended September 30, 2015.

See the section captioned "Allowance for Loan Losses" in this discussion for further analysis of the provision (benefit) for loan losses.

Noninterest Income

The following table sets forth the components of our noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Net gain on loan sales	$94	$68	$259	$242
Loan fees and charges	22	17	56	53
Deposit fees and charges	5	7	17	19
Loan administration income	4	8	14	19
Net (loss) return on mortgage servicing rights	(11)	12	(21)	19
Net (loss) gain on sale of assets	—	1	(2)	(1)
Representation and warranty benefit	6	6	12	13
Other noninterest income	36	9	54	9
Total noninterest income	$156	$128	$389	$373

The following loans held-for-sale table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period:

	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)	$8,291	$8,127	$6,863	$5,027	$6,495
Net margin on mortgage rate lock commitments (fallout-adjusted) (1) (2)	1.13%	1.04%	0.96%	0.92%	1.05%
Net gain on loan sales on HFS	$94	$85	$66	$46	$68
Net (loss) return on the mortgage servicing rights	$(11)	$(4)	$(6)	$9	$12
Gain on loan sales HFS + net (loss) return on the MSR	$83	$81	$60	$55	$80
Residential loans serviced (number of accounts - 000's) (3)	366	358	340	361	369
Capitalized value of mortgage servicing rights	0.96%	0.99%	1.06%	1.13%	1.12%
Mortgage loans sold and securitized	8,723	7,940	6,948	5,164	7,318
Net margin on loan sales	1.08%	1.07%	0.94%	0.90%	0.93%

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

Comparison to Prior Year Quarter

Total noninterest income was $156 million during the three months ended September 30, 2016, which was a $28 million increase from $128 million during the three months ended September 30, 2015.

Net gain on loan sales increased $26 million to $94 million during the three months ended September 30, 2016, compared to $68 million for the three months ended September 30, 2015. The increase was primarily due to higher fallout-adjusted locks which increased to $8.3 billion during the three months ended September 30, 2016, compared to $6.5 billion in the three months ended September 30, 2015 driven by a low interest rate environment in the third quarter of 2016. The fallout-adjusted net margin on mortgage rate lock commitments, excluding loans held-for-investment, increased 8 basis points to 1.13 percent during the three months ended September 30, 2016, compared to 1.05 percent for the three months ended September 30, 2015.

For the three months ended September 30, 2016, loan fees and charges increased $5 million to $22 million, as compared to $17 million for the three months ended September 30, 2015. The increase in loan fees and charges during the three months ended September 30, 2016, primarily reflects higher mortgage loan closings.

For the three months ended September 30, 2016, loan administration income decreased $4 million to $4 million, as compared to $8 million for the three months ended September 30, 2015. The decrease was primarily due to a decrease in fees charged on loans serviced for others.

Net loss on mortgage servicing rights was $11 million for the three months ended September 30, 2016, compared to a return of $12 million during the three months ended September 30, 2015. The $23 million decrease was primarily due to higher prepayments and higher prepayment assumptions resulting in changes in fair value related to sales including a $7 million change associated with pending MSR sales with a fair value of $50 million expected to close in the fourth quarter 2016.

Other noninterest income increased $27 million to $36 million during the three months ended September 30, 2016, compared to $9 million for the three months ended September 30, 2015. The increase was almost entirely due to a $24 million reduction in the fair value of the Company's DOJ settlement liability. The reduction of the DOJ liability was a result of a change in the expectation as to the timing of payments.

Comparison to Prior Year to Date

Total noninterest income was $389 million during the nine months ended September 30, 2016, which was a $16 million increase from $373 million during the nine months ended September 30, 2015.

Net gain on loan sales increased $17 million during the nine months ended September 30, 2016, as compared to the same period in 2015. The increase was primarily due to higher fallout-adjusted lock volume and a $14 million gain resulting from the sale of performing loans held-for-investment, partially offset by lower margin. The fallout-adjusted net margin on mortgage rate lock commitments, excluding loans held-for-investment decreased 13 basis points to 1.05 percent during the nine months ended September 30, 2016, compared to 1.18 percent for the nine months ended September 30, 2015.

Loan fees and charges increased $3 million during the nine months ended September 30, 2016 to $56 million, as compared to $53 million during the nine months ended September 30, 2015. The increase is primarily due to higher mortgage loan closings.

Loan administration income decreased $5 million during the nine months ended September 30, 2016 to $14 million, as compared to $19 million during the nine months ended September 30, 2015. The decrease was primarily due to a decrease in fee revenue from loans subserviced for others.

Net loss on mortgage servicing rights was $21 million for the nine months ended September 30, 2016, compared to a return of $19 million during the nine months ended September 30, 2015. The $40 million decrease was primarily due to higher prepayments and a decrease in fair value driven by pending MSR sales.

Other noninterest income increased $45 million during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase was primarily due to the benefit related to the decrease in the fair value of the DOJ settlement liability, gain on sale of available-for-sale investment securities and income earned on our bank owned life insurance whose average balances increased along with lower adjustments related to assets and liabilities held at fair value.

Noninterest Expense

The following table sets forth the components of our noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Compensation and benefits	$69	$58	$203	$178
Commissions	16	10	40	31
Occupancy and equipment	21	20	64	60
Asset resolution	2	—	6	13
Federal insurance premiums	3	6	9	18
Loan processing expense	13	14	40	40
Legal and professional expense	5	10	20	27
Other noninterest expense	13	13	36	40
Total noninterest expense	$142	$131	$418	$407
Efficiency ratio	59.9%	65.0%	66.9%	69.6%

Comparison to Prior Year Quarter

Noninterest expense increased $11 million to $142 million during the three months ended September 30, 2016, compared to $131 million during the three months ended September 30, 2015. The increase was primarily driven by investment in new strategic initiatives, higher stock compensation expense and increased business activity, primarily offset by a decrease in legal and professional expense.

Comparison to Prior Year to Date

Noninterest expense was $418 million for the nine months ended September 30, 2016 and $407 million during the nine months ended September 30, 2015. The increase was primarily due to a $25 million increase in compensation and benefits, and $9 million in commissions driven by investment in new strategic initiatives, higher stock compensation expense and increased business activity. This increase was partially offset by a $9 million decrease in federal insurance premiums due to an improvement in our risk profile along with a $7 million decrease in asset resolution expense primarily due to a decrease in default servicing and foreclosure costs and a $7 million decrease in legal and professional expense.

Other noninterest expense decreased $4 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily driven by lower litigation settlement expenses. Additionally, in the second quarter 2016, we had a litigation settlement expense of $6 million related to the settlement of a class action lawsuit during the period which was offset by a favorable settlement with a vendor for which we were the plaintiff.

Provision for Income Taxes

Our provision for income taxes for the three and nine months ended September 30, 2016 was $30 million and $73 million, respectively, compared to a provision of $24 million and $70 million during the three and nine months ended September 30, 2015, respectively. Our effective tax rate for the three and nine months ended September 30, 2016 was 34.3 percent and 33.8 percent, respectively, compared to 34.4 percent and 36.0 percent for the three and nine months ended September 30, 2015, respectively. The effective rate for the three and nine months ended September 30, 2016 differs from the combined federal and state statutory tax rate primarily due to benefits associated with state tax settlements and non-taxable bank owned life insurance earnings, partially offset by an increase in warrant expense and other nondeductible expenses.

For further information relating to income taxes, see Note 14 of the Notes to the Consolidated Financial Statements, herein.

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

The net income (loss) by operating segment is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Mortgage Originations	$60	$65	$155	$204
Mortgage Servicing	(4)	(10)	(16)	(42)
Community Banking	10	13	52	29
Other	(9)	(21)	(48)	(66)
Total net income	$57	$47	$143	$125

Mortgage Originations

Comparison to Prior Year Quarter

The Mortgage Originations segment net income decreased $5 million to $60 million during the three months ended September 30, 2016, compared to $65 million in the three months ended September 30, 2015. The decrease was primarily due to a $23 million lower net return on MSRs resulting from increased runoff related to lower interest rates, primarily offset by a $24 million increase in net gain on loan sales resulting from a $1.5 billion increase in fallout-adjusted locks and a higher margin.

Comparison to Prior Year to Date

The Mortgage Originations segment reported net income of $155 million for the nine months ended September 30, 2016, compared to net income of $204 million for the nine months ended September 30, 2015. The decrease was primarily driven by $40 million lower net return on MSRs resulting from increased runoff related to lower interest rates and increased expectations for prepayments, as well as $7 million higher commissions related to higher mortgage originations.

Mortgage Servicing

Comparison to Prior Year Quarter

The Mortgage Servicing segment reported a net loss of $4 million for the three months ended September 30, 2016, compared to a net loss of $10 million for the three months ended September 30, 2015. The $6 million improvement was primarily due to a $6 million increase in interest income on company controlled deposits as a result of higher average balances and a decrease in loan processing expense.

Comparison to Prior Year to Date

The Mortgage Servicing segment reported a net loss of $16 million for the nine months ended September 30, 2016, compared to a net loss of $42 million for the nine months ended September 30, 2015. The $26 million improvement was primarily due to $13 million increase in interest income on company controlled deposits resulting from higher average balances, a $6 million decrease in asset resolution expense and a decrease in loan processing expense.

Community Banking

Comparison to Prior Year Quarter

During the three months ended September 30, 2016, the Community Banking segment reported net income of $10 million, compared to $13 million for the three months ended September 30, 2015. The $3 million decrease in net income was primarily due to an increase of $10 million in net interest income due to growth in warehouse, commercial, and home builder finance loan balances, partially offset by a higher provision expense on higher loan balances and charge-offs.

Comparison to Prior Year to Date

During the nine months ended September 30, 2016, the Community Banking segment reported net income of $52 million, compared to $29 million for the nine months ended September 30, 2015. The $23 million increase in net income was primarily due to a $24 million increase in net interest income resulting from growth in our warehouse, commercial, and home builder finance loan balances. In addition, we had a net gain on loan sales of $21 million which was primarily driven by the sale of performing residential first mortgage loans out of the held-for-investment portfolio during the nine months ended September 30, 2016. These increases were primarily offset by a $15 million increase in other noninterest expenses and a $9 million increase in provision for loan losses.

Other

Comparison to Prior Year Quarter

For the three months ended September 30, 2016, the Other segment net loss was $9 million, as compared to a net loss of $21 million for the three months ended September 30, 2015. The $12 million improvement was primarily due to an increase in noninterest income due to a $24 million decrease in the fair value of the DOJ settlement liability, partially offset by an increase in interest expenses on higher average outstanding FHLB advances and senior debt issued for TARP redemption.

Comparison to Prior Year to Date

For the nine months ended September 30, 2016, the Other segment net loss was $48 million compared to $66 million for the nine months ended September 30, 2015. The $18 million improvement was primarily due to an increase in noninterest income due to a $24 million decrease in the fair value of the DOJ settlement liability, primarily offset by higher average outstanding FHLB advances and senior debt issued for TARP redemption.

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

Correspondent. In a correspondent transaction, an unaffiliated bank or mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at a market price. We perform a full review of each loan, whether purchased in bulk or not, purchasing only those that were originated in accordance with our underwriting guidelines. We have active correspondent relationships with 729 companies, including banks, credit unions and mortgage companies located in all 50 states.

Broker. In a broker transaction, an unaffiliated bank or mortgage brokerage company completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as "table funding") thereby becoming the lender of record. Currently, we have active broker relationships with 556 mortgage brokers, credit unions and mortgage brokerage companies located in all 50 states.

Retail. Our retail channel combines two business lines, home lending and direct-to-consumer. In a home lending transaction, loans are originated through our nationwide network of stand-alone home loan centers. At September 30, 2016, we maintained 31 retail locations in 21 states. In a direct-to-consumer lending transaction, loans are originated through our Community Banking segment banking centers and from a national direct-to-consumer call center. When loans are originated on a retail basis, most aspects of the lending process are completed internally, including the origination documentation (inclusive of customer disclosures), as well as the funding of the transactions. Our centralized loan processing provides efficiencies and allows lending sales staff to focus on originations.

We are a leading national originator of mortgage loans based on our residential first mortgage loan originations. The following tables disclose residential first mortgage loan originations by channel, type and mix for each respective period:

	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars in millions)
Correspondent	$6,994	$6,200	$4,761	$4,115	$5,584
Broker	1,555	1,625	1,270	1,406	1,930
Retail	643	496	312	294	353
Total	$9,192	$8,321	$6,343	$5,815	$7,867

Purchase originations	$3,898	$3,837	$2,688	$2,875	$4,357
Refinance originations	5,294	4,484	3,655	2,940	3,510
Total	$9,192	$8,321	$6,343	$5,815	$7,867

Conventional	$5,062	$4,763	$3,799	$3,351	$4,452
Government	2,328	2,060	1,525	1,416	1,908
Jumbo	1,802	1,498	1,019	1,048	1,507
Total	$9,192	$8,321	$6,343	$5,815	$7,867

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

	September 30, 2016		December 31, 2015
	Amount	Number of accounts	Amount	Number of accounts
	(Dollars in millions)
Residential loan servicing
Serviced for own loan portfolio (1)	$5,645	29,052	$6,088	30,683
Serviced for others	31,372	138,711	26,145	118,662
Subserviced for others (2)	38,801	198,400	40,244	211,740
Total residential loans serviced (2)	$75,818	366,163	$72,477	361,085

(1)	Includes loans held-for-investment (residential first mortgage, second mortgage, and HELOC), loans held-for-sale (residential first mortgage), loans with government guarantees and repossessed assets.

(2)	Does not include temporary short-term subservicing performed as a result of sales of servicing-released mortgage servicing rights. Includes repossessed assets.

Loans held-for-investment

Loans held-for-investment decreased from $6.4 billion at December 31, 2015, to $6.3 billion at September 30, 2016. This decrease was primarily due to a decrease in performing residential first mortgage loans from loan sales of $1.2 billion unpaid principal balance resulting from a change in management's intent, partially offset by an increase in our higher spread, relationship-based commercial loan portfolio.

For further information relating to the concentration of credit of our loans held-for-investment, see Note 4 of the Notes to the Consolidated Financial Statements, herein.

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

At September 30, 2016, the largest geographic concentrations of our residential first mortgage loans in our held-for-investment portfolio were in California, Michigan and Florida, which represented 54.3 percent of such loans outstanding.

The following table identifies our held-for-investment residential mortgages by major category, at September 30, 2016 and December 31, 2015:

	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
September 30, 2016	(Dollars in millions)
Residential first mortgage loans
Amortizing	$2,040	3.47%	754	755	319	66.2%	56.8%
Interest-only (4)	70	3.67%	758	761	324	59.4%	50.0%
Other (5)	10	3.55%	710	727	259	68.8%	58.2%
Total residential first mortgage loans	$2,120	3.47%	754	755	319	66.0%	56.6%

December 31, 2015
Residential first mortgage loans
Amortizing	$2,999	3.52%	752	752	304	68.3%	62.5%
Interest-only (4)	64	3.48%	753	755	320	62.0%	55.1%
Other (5)	13	3.29%	710	728	268	69.0%	62.1%
Total residential first mortgage loans	$3,076	3.52%	752	752	304	68.2%	62.4%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the nine months ended September 30, 2016.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level, Office of Federal Housing Enterprise Oversight ("OFHEO") data as of June 30, 2016.

(4)	Includes only those loans that are currently in the interest-only phase of repayment. Loans originated as interest-only that are now amortizing are included in amortizing loans.

(5)	Primarily Option ARMs.

The following table identifies our residential first mortgage loans held-for-investment by major category, at September 30, 2016:

September 30, 2016	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (3)
	(Dollars in millions)
Residential first mortgage loans
Amortizing
3/1 ARM	$55	3.95%	706	710	215	75.7%	53.9%
5/1 ARM	733	3.18%	758	758	314	62.9%	52.8%
7/1 ARM	872	3.28%	766	766	348	65.2%	58.6%
Other ARM	130	3.46%	744	751	330	73.7%	53.7%
Fixed mortgage loans	250	4.85%	717	713	254	73.4%	63.8%
Total amortizing	2,040	3.47%	754	755	319	66.2%	56.8%
Interest-only
3/1 ARM	1	3.28%	616	687	254	69.0%	62.5%
5/1 ARM	9	3.28%	733	724	266	69.6%	76.0%
7/1 ARM	1	3.21%	694	723	244	53.4%	51.3%
Other ARM	53	3.43%	771	776	343	55.6%	41.8%
Other interest-only	6	6.50%	711	705	266	77.2%	81.2%
Interest-only (4)	70	3.67%	758	761	324	59.4%	50.0%
Other (5)	10	3.55%	710	727	259	68.8%	58.2%
Total residential first mortgage loans	$2,120	3.47%	754	755	319	66.0%	56.6%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the nine months ended September 30, 2016.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2016.

(4)	Includes only those loans that are currently in the interest-only phase of repayment. Loans originated as interest-only that are now amortizing are included in amortizing loans.

(5)	Primarily Option ARMs.

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

Set forth below as of September 30, 2016, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period and nonperforming loans do not reset while in the nonperforming status. Accordingly, the table below may include the same loans in more than one period. In addition, the table below excludes purchased loan portfolios.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in millions)
2016 (1)	N/A	N/A	N/A	$105
2017	$113	$118	$121	114
2018	115	122	124	116
Later years (2)	347	575	863	850
N/A - Not applicable

(1)	Reflects loans that have reset through September 30, 2016.

(2)	Later years reflect one reset period per loan.

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

Home Equity Line of Credit loans. Underwriting guidelines for our HELOC originations have been established to attract higher credit quality loans with long-term profitability. The minimum FICO is 680, maximum CLTV up to 89 percent, and the maximum debt-to-income ratio is 43 percent. HELOCs are adjustable-rate loans that generally contain a 10-year interest-only draw period followed by a 20-year amortizing period. We also offer HELOC loans for a term period of five to 15 years to repay. The minimum FICO is 680, maximum CLTV up to 89 percent, and the maximum debt-to-income ratio is 43 percent. Included in HELOC loans are interest-only loans. At September 30, 2016, the unpaid principal balance of our interest-only mortgage loans was $70 million.

Commercial loans held-for-investment. During the nine months ended September 30, 2016, we have continued to grow our longer term commercial real estate and commercial and industrial loans. Our Business and Commercial Banking group includes relationships with relationship managers primarily throughout Michigan's major markets. Our commercial loans held-for-investment totaled $3.7 billion at September 30, 2016 and $2.7 billion at December 31, 2015. The portfolio consists of three loan types: commercial real estate, commercial and industrial, and warehouse loans, each of which is discussed in more detail below.

The following table identifies the commercial loans held-for-investment portfolio by loan type and selected criteria at September 30, 2016 and December 31, 2015:

Commercial Loans Held-for-Investment
	September 30, 2016		December 31, 2015
	Balance	Average Note Rate	Balance	Average Note Rate
	(Dollars in millions)
Commercial real estate loans:
Fixed rate	$55	4.8%	$52	4.9%
Adjustable rate	1,118	3.2%	769	2.8%
Total commercial real estate loans (1)	1,173		821
Net deferred fees and other	(5)		(7)
Total commercial real estate loans, net	$1,168		$814
Commercial and industrial loans:
Fixed rate	$86	4.2%	$44	4.7%
Adjustable rate	629	3.8%	512	3.0%
Total commercial and industrial loans	715		556
Net deferred fees and other	(7)		(4)
Total commercial and industrial loans, net	$708		$552
Warehouse loans:
Adjustable rate	$1,835	3.4%	$1,367	3.4%
Net deferred fees and other	(41)		(31)
Total warehouse loans, net	$1,794		$1,336
Total commercial loans:
Fixed rate	$141	4.4%	$96	4.8%
Adjustable rate	3,582	3.4%	2,648	3.1%
Total commercial loans	3,723		2,744
Net deferred fees and other	(53)		(42)
Total commercial loans, net	$3,670		$2,702

(1)	Includes $252 million and $188 million, respectively, of commercial owner occupied real estate loans at September 30, 2016 and December 31, 2015.

Commercial real estate loans. Our commercial real estate held-for-investment loan portfolio is comprised of loans that are collateralized by real estate properties intended to be income-producing in the normal course of business. This portfolio also includes owner occupied real estate loans, in addition to secured home builder loans.

The following table discloses our total unpaid principal balance (net of write downs) of commercial real estate held-for-investment loans by borrower geographic concentration and collateral type at September 30, 2016:

	State
Collateral Type	Michigan	Florida	California	Other	Total (1)
	(Dollars in millions)
Office	$188	$—	$7	$—	$195
Retail	126	33	9	20	188
Apartments	130	—	—	42	172
Industrial	131	—	25	4	160
Single family residence, which includes land	44	21	—	53	118
Hotel/motel	62	—	—	—	62
Parking Garage/Lot	58	—	—	—	58
Special Purpose	49	1	1	—	51
Senior living facility	42	—	—	—	42
Shopping Center	36	—	—	4	40
Non Profit	32	—	—	—	32
Other	15	8	12	20	55
Total	$913	$63	$54	$143	$1,173
Percent	77.8%	5.4%	4.6%	12.2%	100.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.
Includes $252 million of commercial owner occupied real estate loans at September 30, 2016.

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

Warehouse lending. We also offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or draw-down on the line is collateralized by mortgage loans being funded and is paid off once the underlying loan is sold to an outside investor which may be ourselves. Underlying mortgage loans are predominately originated using the agencies' underwriting standards. We believe we are increasing market share in the warehouse lending market through our strategic initiative to increase lending to customers who originate loans they then sell to outside third party investors. The aggregate committed amount of adjustable rate warehouse lines of credit granted to other mortgage lenders at September 30, 2016 was $2.7 billion, of which $1.8 billion was outstanding, compared to $2.2 billion at December 31, 2015, of which $1.3 billion was outstanding.

Credit Quality

Management considers a number of qualitative and quantitative factors in assessing the level of our allowance for loan losses. See the section captioned "Allowance for Loan Losses" in this discussion. As illustrated in the following tables, trends in certain credit quality characteristics such as nonperforming loans and past due statistics continue to show improvement. This is predominantly a result of the nonperforming and TDR loan sales, as well as run off of the legacy portfolios and the addition of new loans with strong credit characteristics to the held-for-investment portfolio.

The following table sets forth certain information about our nonperforming assets as of the end of each of the last five quarters:

NONPERFORMING LOANS AND ASSETS

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars in millions)
Nonperforming loans held-for-investment	$23	$23	$27	$31	$37
Nonperforming TDRs	8	6	6	7	6
Nonperforming TDRs at inception but performing for less than six months	9	15	20	28	20
Total nonperforming loans held-for-investment (1)	40	44	53	66	63
Real estate and other nonperforming assets	15	19	14	17	17
Nonperforming assets held-for-investment, net	$55	$63	$67	$83	$80
Ratio of nonperforming assets to total assets	0.39%	0.46%	0.49%	0.61%	0.64%
Ratio of nonperforming loans held-for-investment to loans held-for-investment	0.63%	0.76%	0.95%	1.05%	1.15%
Ratio of allowance for loan losses to loans held-for-investment (2)	2.30%	2.62%	2.93%	3.00%	3.66%
Ratio of allowance for loan losses to LHFI and loans with government guarantees (2)	2.16%	2.43%	2.70%	2.78%	3.34%
Ratio of net charge-offs to average loans held-for-investment (annualized) (2)	0.51%	0.62%	0.86%	0.62%	1.84%
Ratio of nonperforming assets to loans held-for-investment and repossessed assets	0.87%	1.09%	1.20%	1.32%	1.45%
Ratio of nonperforming assets to Tier 1 capital + allowance for loan losses	4.03%	3.79%	4.15%	5.12%	5.03%

(1)
Does not include nonperforming loans held-for-sale of $5 million, $5 million, $6 million, $12 million and $14 million at September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015, respectively.

(2)	Excludes loans carried under the fair value option.

Past due loans held-for-investment

For all portfolios within the consumer and commercial loan portfolio, loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due (or nonperforming), or earlier when we become aware of information indicating that collection of principal and interest is in doubt. While it is the goal of management to collect on loans, we attempt to work out a satisfactory repayment schedule or modification with past due borrowers and will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our practices regarding past due loans are designed to both assist borrowers in meeting their contractual obligations and minimize losses incurred by the Bank. When a loan is placed on nonaccrual status, the accrued interest income is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. At September 30, 2016, we had $48 million of past due loans held-for-investment. Of those past due loans, $40 million were nonperforming. At December 31, 2015, we had $80 million of past due loans held-for-investment. Of those past due loans, $66 million were nonperforming. The decrease from December 31, 2015 to September 30, 2016 was primarily due to improved asset quality and the sale of nonperforming residential first mortgage loans.

Consumer loans. As of September 30, 2016, nonperforming consumer loans decreased from December 31, 2015, primarily due to the sale of nonperforming residential first mortgage loans. Net charge-offs in consumer loans totaled $7 million and $28 million for the three and nine months ended September 30, 2016, respectively, compared to $21 million and $81 million during the three and nine months ended September 30, 2015, respectively, primarily due to the charge-offs of $8 million and $67 million related to the sale or transfer of loans during the nine months ended September 30, 2016 and September 30, 2015, respectively.

Commercial loans. As of September 30, 2016, there were no nonperforming commercial loans, compared to $2 million at December 31, 2015. There were no net charge-offs in commercial loans for the nine months ended September 30, 2016, compared to recoveries of $2 million for the nine months ended September 30, 2015.

The following table sets forth information regarding past due loans held-for-investment at the dates listed:

Days Past Due	September 30, 2016	December 31, 2015
	(Dollars in millions)
30 – 59 days
Consumer loans
Residential first mortgage	$4	$7
HELOC	1	2
Other	1	1
Total 30-59 days past due	6	10
60 – 89 days
Consumer loans
Residential first mortgage	1	3
HELOC	—	1
Other	1	—
Total 60-89 days past due	2	4
90 days or greater
Consumer loans
Residential first mortgage	29	53
Second mortgage	4	2
HELOC	7	9
Commercial loans
Commercial and industrial	—	2
Total 90 days or greater past due (1)	40	66
Total past due loans	$48	$80

(1)	Includes performing nonaccrual loans that are less than 90 days delinquent and for which interest cannot be accrued.

The $32 million decrease in total past due loans at September 30, 2016, compared to December 31, 2015 was primarily due to improved asset quality coupled with the sale of $20 million of nonperforming residential first mortgage loans during the nine months ended September 30, 2016. The 30 to 59 days past due loans decreased to $6 million at September 30, 2016, compared to $10 million at December 31, 2015, primarily driven by improved asset quality.

The following table sets forth information regarding loans held-for-investment and nonperforming loans (i.e., 90 days or greater past due loans) as to which we have ceased accruing interest:

	September 30, 2016
	Loans Held-for-Investment	Nonaccrual Loans	As a % of Loan Specified Portfolio	As a % of Nonaccrual Loans
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,136	$29	1.4%	72.5%
Second mortgage	127	4	3.1%	10.0%
HELOC	326	7	2.1%	17.5%
Other consumer	30	—	—%	—%
Total consumer loans	2,619	40	1.5%	100.0%
Commercial loans
Commercial real estate	1,168	—	—%	—%
Commercial and industrial	708	—	—%	—%
Warehouse lending	1,795	—	—%	—%
Total commercial loans	3,671	—	—%	—%
Total loans (1)	$6,290	$40	0.6%	100.0%
Less allowance for loan losses	(143)
Total loans held-for-investment, net	$6,147

(1)	Includes $12 million of nonaccrual loans carried under the fair value option at September 30, 2016.

Troubled debt restructurings (held-for-investment)

The following table provides a summary of TDRs by performing status:

	TDRs Held-for-Investment
	Performing	Nonperforming	Total
	(Dollars in millions)
September 30, 2016
Consumer loans (1)	$70	$17	$87
Commercial loans (2)	1	—	1
Total TDRs	$71	$17	$88
December 31, 2015
Consumer loans (1)	$101	$35	$136
Total TDRs	$101	$35	$136

(1)
Consumer loans include: residential first mortgage, second mortgage, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $11 million and $15 million at September 30, 2016 and December 31, 2015, respectively.

(2)	Commercial loans include: commercial real estate, commercial and industrial and warehouse loans.

Troubled debt restructurings ("TDRs") are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted. The decrease of $48 million in our total TDR loans at September 30, 2016, compared to December 31, 2015 was primarily due to the sale of TDR loans during the nine months ended September 30, 2016. Nonperforming TDRs were 42.5 percent and 53.4 percent of total nonperforming loans at September 30, 2016 and December 31, 2015, respectively.

Nonperforming TDRs are included in nonaccrual loans. TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms. Performing TDRs are excluded from nonaccrual loans because it is reasonably assured that all contractual principal and interest due under the restructured terms will be collected. Within consumer nonperforming loans, residential first mortgage TDRs were 35 percent of residential first mortgage nonperforming loans at September 30, 2016, compared to 51 percent at December 31, 2015.

The following table sets forth the activity during each of the periods presented with respect to performing TDRs and nonperforming TDRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Performing	(Dollars in millions)
Beginning balance	$73	$108	$101	$362
Additions	—	16	7	67
Transfer to nonperforming TDR	(1)	(7)	(7)	(12)
Transfer from nonperforming TDR	6	—	11	1
Principal repayments	(1)	(1)	(3)	(3)
Reductions (1)	(6)	(19)	(38)	(318)
Ending balance	$71	$97	$71	$97
Nonperforming
Beginning balance	$21	$24	$35	$46
Additions	—	3	5	13
Transfer from performing TDR	1	7	7	12
Transfer to performing TDR	(6)	—	(11)	(1)
Principal repayments	(1)	—	(1)	—
Reductions (1)	2	(8)	(18)	(44)
Ending balance	$17	$26	$17	$26

(1)	Includes loans paid in full or otherwise settled, sold or charged-off.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses that are inherent in our loans held-for-investment portfolio but which have not yet been realized. The consumer loan portfolio includes residential first mortgages, second mortgages, HELOC, and other consumer loans. The commercial loan portfolio includes commercial real estate, commercial and industrial and warehouse lending. See Note 4 to the Consolidated Financial Statements for further information.

The allowance for loan losses decreased $44 million to $143 million at September 30, 2016, compared to $187 million at December 31, 2015. The decrease from December 31, 2015 was primarily driven by a decrease in the amount of residential first mortgage loans as a result of sales along with the sale of $110 million unpaid principal balance of nonperforming, TDR and non-agency loans during the nine months ended September 30, 2016.
The allowance for loan losses as a percentage of loans held-for-investment decreased to 2.3 percent as of September 30, 2016 from 3.0 percent as of December 31, 2015. At September 30, 2016, we had a 3.8 percent allowance coverage of our consumer loan portfolio. The commercial loan allowance for loan losses coverage ratio was 1.3 percent at September 30, 2016, reflecting the percentage of warehouse loans in the portfolio and improved level of overall quality.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category:

	September 30, 2016
	Loans Held-for-Investment	Percent of Portfolio	Allowance Amount	Allowance as a Percent of Loan Portfolio
	(Dollars in millions)
Consumer loans
Residential first mortgage (1)	$2,136	33.9%	$70	3.3%
Second mortgage	127	2.0%	9	7.1%
HELOC	326	5.2%	16	4.9%
Other	30	0.5%	1	3.3%
Total consumer loans	2,619	41.6%	96	3.7%
Commercial loans
Commercial real estate	1,168	18.6%	25	2.1%
Commercial and industrial	708	11.3%	14	2.0%
Warehouse lending	1,795	28.5%	8	0.4%
Total commercial loans	3,671	58.4%	47	1.3%
Total consumer and commercial loans (2)	$6,290	100.0%	$143	2.3%

(1)	Includes the allowance related to loans with government guarantees.

(2)	Excludes loans carried under the fair value option.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Beginning balance	$150	$222	$187	$297
Provision (benefit) for loan losses (3)	—	(1)	(16)	(18)
Charge-offs
Consumer loans
Residential first mortgage	(7)	(21)	(26)	(80)
Second mortgage	—	(1)	(2)	(2)
HELOC	(1)	(1)	(2)	(2)
Other consumer	(1)	(1)	(3)	(3)
Total consumer loans	(9)	(24)	(33)	(87)
Commercial loans
Commercial real estate	—	—	—	—
Commercial and industrial	—	(3)	—	(3)
Warehouse lending	—	—	—	—
Total commercial loans	—	(3)	—	(3)
Total charge offs	(9)	(27)	(33)	(90)
Recoveries
Consumer loans
Residential first mortgage	—	1	1	3
Second mortgage	—	1	1	1
HELOC	1	—	1	—
Other consumer	1	1	2	2
Total consumer loans	2	3	5	6
Commercial loans
Commercial real estate	—	—	—	2
Total recoveries	2	3	5	8
Charge-offs, net of recoveries	(7)	(24)	(28)	(82)

Ending balance	$143	$197	$143	$197
Net charge-off to LHFI ratio (1)	0.51%	1.84%	0.66%	2.34%
Net charge-off ratio, adjusted (1) (2)	0.15%	0.61%	0.15%	0.43%

(1)	Excludes loans carried under the fair value option.

(2)
Excludes charge-offs of zero and $16 million related to the sale or transfer of loans during the three months ended September 30, 2016 and September 30, 2015, respectively, and $8 million and $67 million related to the transfer and subsequent sale of loans during the nine months ended September 30, 2016 and September 30, 2015, respectively. Also excludes charge-offs related to loans with government guarantees of $6 million and $13 million during the three and nine months ended September 30, 2016.

(3)
Does not include $7 million provision for loan losses recorded in the Consolidated Statements of Operations to reserve for repossessed loans with government guarantees during the three and nine months ended September 30, 2016.

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

Our principal uses of funds include loan originations and operating expenses. At September 30, 2016, we had outstanding rate-lock commitments of $6.5 billion, compared to $3.8 billion at December 31, 2015. The increase in rate-lock commitments was driven by the lower interest rate environment at September 30, 2016. Total commitments were $9.0 billion at September 30, 2016 and $5.5 billion at December 31, 2015. See Note 16 to the Consolidated Financial Statements for further information on commitments.

The amount we can borrow, or the value we receive for the assets pledged to our liquidity providers, varies based on the amount and type of pledged collateral as well as the perceived market value of the assets and the "haircut" of the market value of the assets. That value is sensitive to the pricing and policies of our liquidity providers and can change with little or no notice.

In addition to operating expenses at a particular level of mortgage originations, our cash flows are fairly predictable and relate primarily to the funding of cash outflows to originate or purchase residential first mortgages and cash inflows from sales of those residential first mortgages. Our mortgage warehouse funding line of business also generates cash flows as funds are extended to correspondent relationships to close new loans. Those loans are repaid when the correspondent sells the loan. Other material cash flows relate to growing our commercial lines of business and the loans we service for others and consist primarily of monthly principal, interest, taxes and insurance escrow payments.

Our Consolidated Statements of Cash Flows shows cash used in operating activities of $10.1 billion and $7.1 billion for the nine months ended September 30, 2016 and 2015, respectively. This primarily reflects our mortgage operations and is a reflection of the manner in which we execute certain loan sales for which the cash outflow is included in operating activities and the corresponding cash inflow is included in the investing section.

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

Parent Company Liquidity

The Company obtains its liquidity from multiple sources, including dividends from the Bank and the issuance of debt and equity securities. The primary uses of the Company's liquidity are debt service, dividends to common and preferred stockholders, capital contributions to the Bank and operating expenses. The Company's most liquid assets are cash it holds at the Bank and interest-bearing demand accounts at correspondent banks, all of which totaled $73 million at September 30, 2016.

The Office of the Comptroller of the Currency ("OCC") regulates all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. A subsidiary of a savings and loan holding company, such as the Bank, must file a notice or application with the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. Under the Consent Order, the Bank may not pay a dividend or make a capital distribution if it is not in compliance with its approved capital plan or would not remain in compliance after making the dividend or capital distribution, and the Bank must receive OCC approval under the generally applicable application or notice requirements. In addition, as a subsidiary of a savings and loan holding company, the Bank must receive approval from the Federal Reserve Bank ("FRB") before declaring any dividends. Additional restrictions on dividends apply if the Bank fails the Qualified Thrift Lending ("QTL") test. We anticipate that as long as we remain under the consent order, we will be required to obtain approval from the OCC prior to any capital distribution.

For additional details and restrictions related to the Bank’s payment of dividends, refer to the Capital section of Management’s discussion and analysis within this form 10-Q.

Deposits

Our deposits consist of three primary categories: retail deposits, government deposits, and company controlled deposits. Total deposits increased $1.4 billion, or 18 percent at September 30, 2016, compared to December 31, 2015, primarily due to increases in company controlled deposits.

We have continued to focus on increasing our core deposit accounts such as branch and commercial demand deposits, savings and money market accounts. These core deposits provide a lower cost funding source to the Bank. During the nine months ended September 30, 2016, our core deposits increased $196 million primarily driven by growth in commercial demand deposits, partially offset by a decline in retail money market demand accounts.

We utilize local governmental agencies, and other public units, as an additional source for deposit funding. These deposit accounts include $372 million of certificates of deposit with maturities typically less than one year and $804 million in checking and savings accounts at September 30, 2016.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. Certain deposits require us to reimburse the owner for the spread on these funds. This cost is a component of net loan administration income. During the nine months ended September 30, 2016, these deposits increased $869 million, primarily due to taxes not yet paid out.

We participate in the Certificates of Deposit Account Registry Service ("CDARS") program, through which certain customer certificates of deposit ("CD") are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50 million. At September 30, 2016, we had $249 million of total CDs enrolled in the CDARS program.

The composition of our deposits was as follows:

	September 30, 2016			December 31, 2015
	(Dollars in millions)
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
Retail deposits
Branch retail deposits
Demand deposit accounts	$830	0.05%	8.9%	$797	0.07%	10.0%
Savings accounts	3,745	0.77%	40.0%	3,717	0.79%	46.8%
Money market demand accounts	142	0.14%	1.5%	163	0.15%	2.1%
Certificates of deposit/CDARS (1)	1,075	1.03%	11.5%	811	0.86%	10.2%
Total branch retail deposits	5,792	0.70%	61.8%	5,488	0.68%	69.2%
Commercial retail deposits
Demand deposit accounts	287	0.16%	3.1%	194	0.41%	2.4%
Savings accounts	49	0.52%	0.5%	34	0.56%	0.4%
Money market demand accounts	151	0.78%	1.6%	104	0.76%	1.3%
Certificates of deposit/CDARS (1)	8	1.25%	0.1%	14	1.03%	0.2%
Total commercial retail deposits	495	0.41%	5.3%	346	0.55%	4.3%
Total retail deposits subtotal	$6,287	0.68%	67.1%	$5,834	0.67%	73.5%
Government deposits
Demand deposit accounts	$273	0.39%	2.9%	$302	0.39%	3.8%
Savings accounts	531	0.53%	5.7%	363	0.51%	4.6%
Certificates of deposit/CDARS (1)	372	0.70%	4.0%	397	0.55%	5.0%
Total government deposits (2)	1,176	0.55%	12.5%	1,062	0.49%	13.4%
Company controlled deposits (3)	1,908	—%	20.4%	1,039	—%	13.1%
Total deposits (4)	$9,371	0.52%	100.0%	$7,935	0.56%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.1 billion and $0.9 billion at September 30, 2016 and December 31, 2015, respectively.

(2)	Government deposits include funds from municipalities and schools.

(3)
These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced, or subserviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $3.7 billion and $3.4 billion at September 30, 2016 and December 31, 2015, respectively.

Borrowings

The Federal Home Loan Bank provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the Federal Home Loan Bank using approved loan types as collateral. At September 30, 2016, we had the authority and approval from the Federal Home Loan Bank to utilize a line of credit of up to $7.0 billion and we may access that line to the extent that collateral is provided. At September 30, 2016, we had $2.5 billion of advances outstanding and an additional $2.0 billion of collateralized borrowing capacity available at the Federal Home Loan Bank.

We have arrangements with the Federal Reserve Bank of Chicago to borrow, as appropriate, from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial and industrial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At September 30, 2016, we had pledged commercial and industrial loans amounting to $517 million with a lendable value of $508 million. At December 31, 2015, we had pledged commercial and industrial loans amounting to $75 million with a lendable value of $45 million. At September 30, 2016 and December 31, 2015, we had no borrowings outstanding against this line of credit. We also have access to overnight borrowings from various counterparty banks that settle through the Federal Reserve Bank. At September 30, 2016 and December 31, 2015, we had $20 million and no borrowings outstanding on these short-term borrowings, respectively.

Federal Home Loan Bank advances. Federal Home Loan Bank advances decreased $1,079 million to $2,462 million at September 30, 2016 from $3,541 million at December 31, 2015. We rely upon advances from the Federal Home Loan Bank as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and long-term financing. The outstanding balance of Federal Home Loan Bank advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources. Our portfolio includes short-term fixed and variable rate advances, long-term LIBOR adjustable advances, and long-term fixed rate advances. Interest rates on the LIBOR index advances reset every three-months and the advances may be prepaid without penalty, with notification, at scheduled three-month intervals after an initial 12-month lockout period.

Debt. As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued preferred stock (trust preferred securities). The junior subordinated notes are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. In January, 2012, we exercised our contractual right to defer regularly scheduled quarterly payments of interest. On July 14, 2016, we ended the deferral and made a $34 million payment to bring current our previously deferred interest as of that date.

We issued $250 million of 2021 senior notes on July 11, 2016 (“2021 Senior Notes”). The proceeds from these notes were used to bring current and redeem our outstanding Series C Preferred Stock. The notes will be effectively subordinated to Flagstar Bancorp, Inc.’s secured indebtedness.

Prior to June 15, 2021, we may redeem some or all of the 2021 Senior Notes at a redemption price equal to the greater of 100 percent of the aggregate principal amount of the 2021 Senior Notes to be redeemed or the sum of the present values of the remaining scheduled payments plus, in each case, accrued and unpaid interest.

See Note 9 of the Notes to the Consolidated Financial Statements, for further information about Federal Home Loan Bank advances and other long-term debt.

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

The following table is a summary of the changes in our net interest income that are projected to result from hypothetical changes in market interest rates. The interest rate scenarios presented in the table include interest rates as of September 30, 2016 and December 31, 2015 and adjusted by instantaneous parallel rate changes plus or minus 200 basis points. The minus 200 basis point shock scenario is a flattener scenario as rates are floored at zero given the current interest rate levels.

September 30, 2016
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$356	$52	17.0%
Constant	304	—	—%
(200)	256	(48)	(16.0)%
December 31, 2015
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$312	$6	2.0%
Constant	306	—	—%
(200)	258	(48)	(16.0)%

At September 30, 2016, the $2 million decline in the net interest margin in the constant scenario as compared to December 31, 2015, was primarily driven by a decreased yield on other investments and consumer loans.

We have also projected the potential impact to net interest income in a hypothetical "bear flattener" interest rate scenario as of September 30, 2016. When increasing short-term interest rates instantaneously by 100 basis points and holding the longer term interest rates unchanged, the decrease to net interest income over a 12-month and 24-month period based on our forecasted balance sheet is a loss of $21 million and $27 million, respectively.

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

The following table is a summary of the changes in our EVE that are projected to result from hypothetical changes in market interest rates. EVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at September 30, 2016 and December 31, 2015, and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

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

If EVE increases in any interest rate scenario, that would indicate an increasing direction for the margin in that hypothetical rate scenario. A perfectly matched balance sheet would possess no change in the EVE, no matter what the rate scenario. The following table presents the EVE in the stated interest rate scenarios:

September 30, 2016					December 31, 2015
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change
	(Dollars in millions)					(Dollars in millions)
300	$1,998	14.1%	$(4)	(0.2)%	300	$1,788	14.6%	$(247)	(12.1)%
200	2,030	14.3%	27	1.4%	200	1,889	14.9%	(146)	(7.2)%
100	2,043	14.4%	41	2.0%	100	1,978	15.1%	(57)	(2.8)%
Current	2,002	14.1%	—	—%	Current	2,035	15.0%	—	—%
(100)	1,879	13.2%	(123)	(6.2)%	(100)	2,001	14.7%	(34)	(1.7)%

Our balance sheet exhibits sensitivity in a rising interest rate scenario as the EVE decreases. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice exceeding the amount of assets repriced in the up to 200 scenario. The (100) is a flattener scenario as shorter term rates are unable to decrease 100 basis points due to the absolute level of rates. Therefore, the yields of the longer term variable rate assets decrease by the full 100 basis points, but the liabilities repricing to shorter term rates decrease to less than 100 basis points, leading to a reduction in EVE.

Mortgage servicing rights

At September 30, 2016, MSRs at fair value increased $6 million to $302 million, compared to $296 million at December 31, 2015, primarily due to additions from loan sales where we retained servicing, partially offset by actual and pending MSR sales and higher prepayments.

Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs included in Tier 1 capital. Our ratio of MSRs to Tier 1 capital was 24.6 percent and 20.6 percent at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, we have pending MSR sales with a fair value of $50 million expected to close in the fourth quarter 2016. These sales represent nearly all of the Company's remaining Ginnie Mae MSRs and will significantly reduce the mortgage servicing asset as we work to prepare for Basel III final phase-in capital requirements as discussed above.

The principal balance of the loans underlying our total MSRs was $31.4 billion at September 30, 2016, compared to $26.1 billion at December 31, 2015, primarily attributable to an increase in servicing loan volume, partially offset by loan payoffs and MSR sales of $12.7 billion in underlying loans.

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

Loans with government guarantees

The amount of loans with government guarantees totaled $404 million at September 30, 2016 and the loans which we have not yet repurchased but had the unilateral right to repurchase totaled $21 million and were classified as loans with government guarantees. At December 31, 2015, loans with government guarantees totaled $485 million and those loans which we had not yet repurchased but had the unilateral right to repurchase totaled $9 million and were classified as loans with government guarantees. The balance of this portfolio decreased at September 30, 2016, primarily due to loans with government guarantees transferred to held-for-sale and loan liquidations, partially offset by an increase in repurchased loans.

Substantially all of these loans continue to be insured or guaranteed by the Federal Housing Administration ("FHA") or the U.S. Department of Veterans Affairs and management believes that the reimbursement process is proceeding appropriately. These repurchased loans earn interest at a statutory rate, which varies for each loan, but is based on the 10-year U.S. Treasury note rate at the time the loan becomes greater than 60 days delinquent. Certain loans within our portfolio may be subject to indemnifications and insurance limits which exposes us to limited credit risk. We have reserved for these risks within other assets and as a component of our allowance for loan losses on residential first mortgages.

For further information on loans with government guarantees, see Note 5 of the Notes to the Consolidated Financial Statements, herein.

Representation and warranty reserve

When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac).

During the nine months ended September 30, 2016, we had $14 million in Fannie Mae new repurchase demands and $10 million in Freddie Mac new repurchase demands. These amounts are down as compared to the nine months ended September 30, 2015 when we had $75 million in Fannie Mae new repurchase demands and $23 million in Freddie Mac new repurchase demands.

The following table summarizes the trends with respect to key model attributes and assumptions for estimating the representation and warranty reserve:

	September 30, 2016	December 31, 2015
	(Dollars in millions)
UPB of loans sold (1)	$176,870	$162,301
Losses expected from put-backs (percent of loans sold) (2)	0.03%	0.03%

(1)	Includes original unpaid principal balance of 2009 and later vintage loans sold to Fannie Mae and Freddie Mac through September 30, 2016.

(2)	Estimated losses from expected repurchases to be made (post appeal loss).

See Note 10 of the Notes to the Consolidated Financial Statements.

Capital

Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OCC of a capital distribution at least 30 days prior to the declaration of a dividend or the approval by the board of directors of the proposed capital distribution. The 30-day period allows the OCC to determine whether the distribution would not be advisable. Because we are under the Consent Order, we currently must seek approval from the OCC prior to making a capital distribution from the Bank. Also, under Federal Reserve requirements, the Bank must provide a 30-day notice to the Federal Reserve prior to declaring or paying dividends. In addition, under the Supervisory Agreement, the Company agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions. We seek to manage our capital levels and overall business in a manner which we consider to be prudent and work with our regulators to ensure that our capital levels are appropriate considering our risk profile and evaluation of the capital levels maintained by peer institutions.

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

Department of Justice Settlement Agreement

On February 24, 2012, the Bank entered into a Settlement Agreement with the Department of Justice ("DOJ") under which we made an initial payment of $15 million and agreed to make future payments totaling $118 million in annual increments of up to $25 million upon meeting all of the following conditions which are evaluated quarterly and include: (a) the reversal of the deferred tax asset valuation allowance, which occurred at the end of 2013; (b) the repayment of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "TARP Preferred") (or, in the absence of a redemption, adjusting our Bank Tier 1 Capital Ratio for any unextinguished TARP Preferred); and (c) our Bank’s Tier 1 Leverage Capital Ratio is 11 percent or more. Additionally, if the Bank or Bancorp become party to a business combination in which the Bank or Bancorp represent less than 33.3 percent of the resulting company’s assets, annual payments would commence twelve months after the date of that business combination. Further, should all conditions for payment be satisfied, an annual payment under the settlement agreement would be made, and any further payments would be made only so long as such conditions are satisfied at the time required for such further payments.

Within six months of satisfying the conditions specified above, the Bank would make an additional payment, to occur no more frequently than annually, provided that doing so would not violate any material banking regulatory requirement or the OCC does not object in writing. Consistent with our business and regulatory requirements, Flagstar shall seek in good faith to fulfill the conditions, and will not undertake any conduct or fail to take any action the purpose of which is to frustrate or delay our ability to fulfill any of the conditions.

In July 2016, we paid a $200 million dividend from the Bank to the Bancorp and issued $250 million in Senior Notes to a) bring current the interest payments on our trust preferred securities, b) become current on our deferred interest and dividends related to our TARP Preferred and c) repay our TARP Preferred. To support the on-going debt service and other Bancorp expenses, we also intend to reduce our Bancorp double leverage and debt to equity ratios to be more consistent with such ratios at other mid-sized banks, which would likely require further dividend payments from the Bank to the Bancorp for the foreseeable future.

Future annual payments of $25 million or the final payment of the remaining balance under the Settlement Agreement could be required if the Tier 1 Leverage Ratio of the Bank meets or exceeds 11 percent after adjusting for any outstanding TARP Preferred. Following the TARP Preferred redemption, which included a $200 million dividend from the Bank to Bancorp, the Bank’s Tier 1 Leverage Ratio is less than 11 percent. The combination of (a) future dividends from the Bank to Bancorp and (b) continued growth in earning assets at the Bank are expected to continue to limit the growth rate of the Bank’s Tier 1 Leverage Ratio, which could have an impact on the timing of expected cash flows under the Settlement Agreement.

The Settlement Agreement meets the definition of a financial instrument for which we elected the fair value option. The fair value of the liability is subject to significant uncertainty and is impacted by forecasted estimates of equity, earnings, timing and amount of dividends and growth of the balance sheet and their related impacts on forecasted Tier 1 Capital. We consider the assumptions a market participant would make to transfer the liability and evaluate multiple possible outcomes and our estimates of the likelihood of these outcomes, which may change over time.
Regulatory Capital Composition - Transition

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. We are currently subject to regulatory capital rules issued by U.S. banking regulators

Effective January 1, 2015, we became subject to the Basel III rules, which include certain transition provisions. Capital deductions related to the Company's MSRs and deferred tax assets are recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2018. When presented on a fully phased-in basis, capital, risk-weighted assets, and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized. As of September 30, 2016, the Company and the Bank were subject to the transitional phase-in limitation on deductions related to MSRs and certain deferred tax assets. The annual incremental change in the deductions due to the increase in the transitional phase-in from 40 percent in 2015 to 60 percent in 2016 reduced our regulatory capital ratios.

Effective January 1, 2016, we became subject to the capital conservation buffer under the Basel III rules, subjecting a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer above the minimum risk based capital requirements. The capital conservation buffer for 2016 must be greater than 0.625 percent in order to not be subject to limitations. The Company and the Bank had a capital conservation buffer of 7.3 percent and 9.9 percent, respectively as of September 30, 2016. When fully phased-in on January 1, 2019, the capital conservation buffer must be greater than 2.5 percent and will effectively increase the minimum common equity Tier 1 capital ratio to 7.0 percent, the minimum Tier 1 risk-based capital ratio to 8.5 percent and the minimum total risk-based capital ratio to 10.5 percent.

The new regulations grandfather the regulatory capital treatment of hybrid debt and equity securities, such as trust preferred securities issued prior to May 19, 2010, for banks or holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009.

At September 30, 2016, we were considered "well-capitalized" for regulatory purposes. The following tables show the regulatory capital ratios as of the dates indicated:

Bancorp	September 30, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Tier 1 leverage (to adjusted tangible assets)	$1,225	8.88%	$1,435	11.51%
Total adjusted tangible asset base (1)	13,798		12,474
Tier 1 capital (to risk-weighted assets)	$1,225	13.98%	$1,435	18.98%
Common equity Tier 1 (to RWA)	1,056	12.04%	1,065	14.09%
Total risk-based capital (to risk-weighted assets)	1,338	15.26%	1,534	20.28%
Risk-weighted asset base (1)	$8,767		$7,561

Bank	September 30, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Tier 1 leverage (to adjusted tangible assets)	$1,459	10.55%	$1,472	11.79%
Total adjusted tangible asset base (1)	13,824		12,491
Tier 1 capital (to risk-weighted assets)	$1,459	16.59%	$1,472	19.42%
Common equity Tier 1 (to RWA)	1,459	16.59%	1,472	19.42%
Total risk-based capital (to risk-weighted assets)	1,571	17.87%	1,570	20.71%
Risk-weighted asset base (1)	$8,794		$7,582

(1)	Based on adjusted total assets for purposes of Tier 1 leverage capital and risk-weighted assets for purposes Tier1, common equity Tier 1, and total risk-based capital.

Our Tier 1 leverage ratio for the Corporation and the Bank decreased at September 30, 2016, compared to December 31, 2015, primarily as a result of transactions related to the payoff of TARP, the payment of TARP dividends in arrears, along with an increase in the deductions related to DTAs and MSRs due to the change in the transitional phase-in limitation from 40 percent at December 31, 2015 to 60 percent at September 30, 2016.

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

Certain regulatory capital ratios for the Bank and the Company as of September 30, 2016 are shown in the following table:

September 30, 2016	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Bank	Bancorp

Basel III Ratios (transitional)
Common equity Tier I capital ratio	4.50%	6.50%	16.59%	12.04%
Tier I leverage ratio	4.00%	5.00%	10.55%	8.88%

Basel III Ratios (fully phased-in) (1)
Common equity Tier I capital ratio	4.50%	6.50%	15.01%	9.47%
Tier I leverage ratio	4.00%	5.00%	9.84%	7.87%

(1)	See "Use of Non-GAAP Financial Measures."

The impact to our Tier 1 leverage ratio is mostly driven by the treatment that mortgage servicing rights receive under Basel III. Over the long term, we plan to continue to reduce our mortgage servicing rights to Tier 1 ratio, taking into consideration market conditions to guide our pace of MSR reduction. At September 30, 2016, we had $302 million of mortgage servicing rights, representing 24.6 percent of Tier 1 capital. We will continue to look for opportunities to reduce our mortgage servicing rights exposure over time.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as the estimated fully implemented Basel III capital levels and ratios. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of the Company.

Non-GAAP financial measures have inherent limitations, which are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious with respect to the use of such measures. To mitigate these limitations, we have practices in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that our performance is properly reflected to facilitate consistent period-to-period comparisons. Our method of calculating these non-GAAP measures may differ from methods used by other companies. Although we believe the non-GAAP financial measures disclosed in this report enhance investors' understanding of our business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for those financial measures prepared in accordance with GAAP. Where non-GAAP financial measures are used, the most directly comparable GAAP or regulatory financial measure, as well as the reconciliation to the most directly comparable GAAP or regulatory financial measure, can be found in this report.

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

September 30, 2016	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)	Tier 1 Capital (to Risk Weighted Assets	Total Risk-Based Capital (to Risk-Weighted Assets)
Flagstar Bancorp	(Dollars in millions) (unaudited)
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in)
Basel III (transitional)	$1,056	$1,225	$1,225	$1,338
Increased deductions related to deferred tax assets, mortgage servicing rights, and other capital components	(222)	(151)	(151)	(150)
Basel III (fully phased-in) capital	$834	$1,074	$1,074	$1,188
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in)
Basel III assets (transitional)	$8,767	$13,798	$8,767	$8,767
Net change in assets	36	(152)	36	36
Basel III (fully phased-in) assets	$8,803	$13,646	$8,803	$8,803
Capital ratios
Basel III (transitional)	12.04%	8.88%	13.98%	15.26%
Basel III (fully phased-in)	9.47%	7.87%	12.20%	13.49%

September 30, 2016	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets) (1)	Tier 1 Capital (to Risk Weighted Assets	Total Risk-Based Capital (to Risk-Weighted Assets)
Flagstar Bank	(Dollars in millions) (unaudited)
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in)
Basel III (transitional)	$1,459	$1,459	$1,459	$1,571
Increased deductions related to deferred tax assets, mortgage servicing rights, and other capital components	(110)	(110)	(110)	(107)
Basel III (fully phased-in) capital	$1,349	$1,349	$1,349	$1,464
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in)
Basel III assets (transitional)	$8,794	$13,824	$8,794	$8,794
Net change in assets	195	(110)	195	195
Basel III (fully phased-in) assets	$8,989	$13,714	$8,989	$8,989
Capital ratios
Basel III (transitional)	16.59%	10.55%	16.59%	17.87%
Basel III (fully phased-in)	15.01%	9.84%	15.01%	16.29%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of September 30, 2016, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of September 30, 2016.

(b)
Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, the Company is party to legal proceedings incidental to its business. See "Legal proceedings" under Note 16 of the Notes to Consolidated Financial Statements, in Item 1 Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

The Company believes that there have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended September 30, 2016.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended September 30, 2016.

Item 3. Defaults upon Senior Securities

The Company had no defaults on senior securities.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	None.

Item 6. Exhibits

Exhibit No.	Description

3.1
Second Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc. (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K, dated March 16, 2015, and incorporated herein by reference).

3.2	Sixth Amended and Restated Bylaws of the Company

11	Statement regarding computation of per share earnings is incorporated by reference to Note 13 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	November 7, 2016	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Second Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc. (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K, dated March 16, 2015, and incorporated herein by reference).

3.2	Sixth Amended and Restated Bylaws of the Company

11	Statement regarding computation of per share earnings is incorporated by reference to Note 13 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.