Form 10-K
period 2016-12-31
FLAGSTAR BANCORP INC
filed 2017-03-13
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-16577
(Exact name of registrant as specified in its charter)

Michigan	38-3150651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (248) 312-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes        No  ☒
The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sale price ($24.41 per share) as reported on the New York Stock Exchange on June 30, 2016, was approximately $512 million. The registrant does not have any non-voting common equity shares.
As of March 9, 2017, 57,043,565 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
AFS	Available for Sale	Ginnie Mae	Government National Mortgage Association
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	GLBA	Gramm-Leach Bliley Act
ALCO	Asset Liability Committee	HELOC	Home Equity Lines of Credit
ALLL	Allowance for Loan & Lease Losses	HFI	Held-for-Investment
AOCI	Accumulated Other Comprehensive Income (Loss)	HOLA	Home Owners Loan Act
ARM	Adjustable Rate Mortgage	HPI	Housing Price Index
ASU	Accounting Standards Update	HTM	Held-to-Maturity
Basel I	Basel Committee’s 1988 Capital Accord	LIBOR	London Interbank Offered Rate
Basel III	Basel Committee on Banking Supervision Third Basel Accord	LHFI	Loans Held-for-Investment
BSA	Bank Secrecy Act	LHFS	Loans Held-for-Sale
C&I	Commercial and Industrial	LTV	Loan-to-Value
CAMELS	Capital, Asset Quality, Management, Earnings, Liquidity and Sensitivity	Management	Flagstar Bancorp’s Management
CD	Certificate of Deposit	MBIA	MBIA Insurance Corporation
CDARS	Certificates of Deposit Account Registry Service	MBS	Mortgage-Backed Securities
CET1	Common Equity Tier 1	MD&A	Management's Discussion and Analysis
CFPB	Consumer Financial Protection Bureau	MP Thrift	MP Thrift Investments, L.P.
CLTV	Combined Loan to Value	MSR	Mortgage Servicing Rights
Common Stock	Common Shares	N/A	Not Applicable
CPR	Common Prepayment Rate	NASDAQ	National Association of Securities Dealers Automated Quotations
CRE	Commercial Real Estate	NYSE	New York Stock Exchange
DFAST	Dodd-Frank Stress Test	OCC	Office of the Comptroller of the Currency
DIF	Depositors Insurance Fund	OCI	Other Comprehensive Income (Loss)
DOJ	United States Department of Justice	OFHEO	Office of Federal Housing Enterprise Oversight
DTA	Deferred Tax Asset	OTS	Office of Thrift Supervision
EVE	Economic Value of Equity	OTTI	Other-Than-Temporary-Impairment
ExLTIP	Executive Long-Term Incentive Program	QTL	Qualified Thrift Lending
Fannie Mae/FNMA	Federal National Mortgage Association	Regulatory Agencies
Board of Governors of the Federal Reserve, Office of the Comptroller of the Currency, U.S. Department of the Treasury, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, Securities and Exchange Commission

FASB	Financial Accounting Standards Board	RESPA	Real Estate Settlement Procedures Act
FBC	Flagstar Bancorp	RWA	Risk Weighted Assets
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHA	Federal Housing Administration	TARP	Troubled Asset Relief Program
FHLB	Federal Home Loan Bank	TDR	Trouble Debt Restructuring
FICO	Fair Isaac Corporation	UPB	Unpaid Principal Balance
FRB	Federal Reserve Bank	U.S. Treasury	United States Department of Treasury
Freddie Mac	Federal Home Loan Mortgage Corporation	VIE	Variable Interest Entities
FTE	Full Time Employees	XBRL	eXtensible Business Reporting Language
GAAP	United States Generally Accepted Accounting Principles

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In addition, Flagstar Bancorp, Inc. may make forward-looking statements in our other documents filed with or furnished to the SEC, and our management may make forward-looking statements orally to analysts, investors, representatives of the media, and others.

Generally, forward-looking statements are not based on historical facts but instead represent management’s beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, estimate, may increase, may fluctuate, and similar expressions or future or conditional verbs such as will, should, would, and could. Such statements are based on management’s current expectations and are subject to risks, uncertainties, and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including and without limitation the precautionary statements included within each individual business’ discussion and analysis of its results of operations and the factors listed and described under "Risk Factors" below.

Any forward-looking statements made by or on behalf of Flagstar Bancorp, Inc. speak only as to the date they are made and do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

PART I

ITEM 1.	BUSINESS

Where we say "we," "us," "our," the "Company" or "Flagstar," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference to "we," "us," "our," the "Company" or "Flagstar" will include our wholly-owned subsidiary Flagstar Bank, FSB (the "Bank").

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. Based on our assets at December 31, 2016, we are one of the largest banks headquartered in Michigan, providing commercial, small business, and consumer banking services. At December 31, 2016, we had 2,886 full-time equivalent employees inclusive of account executives and loan officers. Our common stock is listed on the NYSE under the symbol "FBC." We are considered a controlled company for NYSE purposes, because MP Thrift Investments, L.P. held approximately 62.6 percent of our common stock as of December 31, 2016.

Our banking network emphasizes the delivery of a complete set of banking and mortgage products and services and we distinguish ourselves by crafting specialized solutions for our customers, local delivery, customer service and product pricing. At December 31, 2016, we operated 99 full services banking branches throughout Michigan's major markets where we offer full set of banking products to consumer, commercial, and government customers within those markets.

We have a unique, relationship-based business model of a leading Michigan-based bank leveraging a national mortgage business which, itself, leverages the bank. We believe our strong position and focus on service creates a significant competitive advantage in the markets in which we compete. The disciplined management team we have assembled is focused on developing substantial and attractive growth opportunities that generate profitable operations with significant operating leverage. We believe our lower risk profile and strong capital level positions us to better exploit the opportunities that our business model yields and deliver attractive shareholder returns over the long term.

We are a national mortgage originator and utilize multiple origination channels including correspondent, broker, distributed retail, and direct to consumer. We also service and subservice mortgage loans for others on a fee for service basis and may also collect ancillary fees, such as late fees and earn income through the use of noninterest bearing escrow deposits. These escrow deposit accounts and amounts received from servicing loans generate company controlled deposits which offer a stable, low cost, long-term source of funding.

Operating Segments

Our operations are conducted through four operating segments: Community Banking, Mortgage Originations, Mortgage Servicing, and Other. For financial information and additional details regarding each of these operating segments, please see MD&A – Operating Segments and Note 23 - Segment Information, which are incorporated herein by reference.

Community Banking
Our Community Banking segment, services consumer, governmental and commercial customers in the major Michigan markets we serve. We also serve home builders, correspondents, and commercial customers on a national level. We are focused on using capital and liquidity generated from the mortgage business to expand our community banking relationships and build enduring net interest margin revenue and fee income.
Our commercial customers are from a broad range of industries including financial, insurance, service, manufacturing, and distribution. We offer financial products to these customers for use in their normal business operations and financing of working capital needs, equipment purchases and other capital investments. Additionally, our commercial real estate division supports income producing real estate properties. These loans are made to finance properties such as owner-occupied, retail, office, multi-family apartment buildings, industrial buildings, and residential developments which are repaid through cash flows related to the operation, sale, or refinance of the property.

In 2016, we launched a national home builder finance program to grow our balance sheet, increase commercial deposits and develop incremental revenue through our retail purchase mortgage channel and we expanded our product offerings by entering the equipment finance and leasing market.
Mortgage Origination
We utilize multiple production channels to originate or acquire mortgage loans on a national scale to generate high returns on equity capital. This helps grow the servicing business and provides stable, low cost funding for the community bank. We continue to leverage technology to streamline the mortgage origination process, thereby bringing service and convenience to borrowers and correspondents. We also continue to make available to our customers various web-based tools that facilitate the mortgage loan process through each of our production channels. We will continue to seek new ways to expand our relationships with borrowers and correspondents to provide the necessary capital and liquidity to grow mortgage servicing and the community bank.

Correspondent. In the correspondent channels, an unaffiliated bank or mortgage company completes the loan paperwork and also funds the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at an agreed upon price. We perform a full review of each loan, whether purchased in bulk or not, purchasing only those loans that were originated in accordance with our underwriting guidelines. Correspondents apply to the Bank and may be approved for delegated underwriting authority. Delegate correspondents assume the risks associated with the underwriting of the loan and earn more on loans sold compared to non-delegated correspondents. Non-delegated correspondents earn commissions and administrative fees for closing and funding loans which are then underwritten by the Bank. We have active correspondent relationships with 739 companies located in all 50 states.

Broker. In a broker transaction, an unaffiliated mortgage broker completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten by us on a loan-level basis to our underwriting standards and we fund and close the loan in the Bank's name, thereby becoming the lender of record. Currently, we have active broker relationships with 615 mortgage brokers located in all 50 states.

Retail. In our retail channel, loans are originated through our nationwide network of stand-alone home loan centers. At December 31, 2016, we maintained 41 retail locations in 21 states. In a direct-to-consumer lending transaction, loans are originated through our Community Banking segment banking centers and from a national direct-to-consumer call center, both of which, may leverage our existing customer relationships. When loans are originated on a retail basis, most aspects of the lending process are completed internally, including the origination documentation (inclusive of customer disclosures), as well as the funding of the transactions. Our centralized loan processing provides efficiencies and allows lending sales staff to focus on business development.

The majority of our total loan originations during the year ended December 31, 2016 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale to the Agencies. In addition, we originate or purchase residential first mortgage loans, other consumer loans, and commercial loans for our HFI loan portfolios. Our revenues include noninterest income from sales of residential first mortgages to the Agencies, net interest income, and revenue from servicing of loans for others.

Our mortgage origination segment provides us with a large number of customer relationships through our servicing of loans sold to the Agencies and those loans we retain. These relationships, along with our banking customer relationships, provide us an opportunity to cross-sell a full line of consumer financial products which include mortgage refinancing, HELOC, and other consumer loans.

We primarily utilize borrowings from the FHLB to fund our mortgage loans held for sale and our warehouse lending portfolio. The FHLB provides funding on a fully collateralized basis to us. Our borrowing capacity with the FHLB is a function of the amount of eligible collateral pledged, which includes residential first mortgage loans, home equity lines of credit, commercial real estate loans.

Competition

We face substantial competition in attracting deposits and making loans. Our most direct competition for deposits has historically come from other savings banks, commercial banks and credit unions in our local market areas. Money market funds and full-service securities brokerage firms also compete with us for these funds and, in recent years, many financial institutions have competed for deposits through the Internet. We compete for deposits by offering a broad range of high quality customized banking services at a large number of convenient locations where our customers are served at a desk rather than in a teller line. We also compete by offering competitive interest rates on our deposit products.

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

Subsidiaries

At December 31, 2016, our corporate legal structure consisted of the Bank and its wholly-owned subsidiaries along with our wholly-owned non-bank subsidiaries and captive insurance company through which we conduct other non-material business or which are inactive. The Bank and its wholly owned subsidiaries comprised 99.5 percent of our total assets at December 31, 2016. Currently, we also own nine statutory trusts that are not consolidated with our operations. For additional information, see Notes 1, 7 and 24 to the Consolidated Financial Statements.

Regulation and Supervision

We, the Bank and the products and services we offer, are subject to regulation under state and federal laws. Regulatory reform and enhanced supervisory requirements have had and could continue to have an impact on how we conduct business. As a result, we continually assess the impact of regulatory changes and implement policies, processes and controls required to comply with new regulations.

Changes in applicable laws or regulations, and in their interpretation and application by regulatory agencies, cannot be predicted and may have a material effect on our business and results. For more information, refer to Item 1A. Risk Factors, herein.

Consent Orders and Supervisory Agreements

Consent Order with OCC.    On December 19, 2016, the OCC terminated its Consent Order with the Bank which had been in effect since October 23, 2012. Since entering into the Consent Order, the Bank implemented and adopted, what we believe are, industry best practices related to, among other things, regulatory compliance, enterprise risk management, capital and liquidity.

Supervisory Agreement. We are also subject to a Supervisory Agreement with the Board of Governors of the Federal Reserve (the "Supervisory Agreement"), dated January 27, 2010. A failure to comply with the Supervisory Agreement could result in the initiation of further enforcement action by the Federal Reserve, including the imposition of further operating restrictions, and could result in additional enforcement actions against the Company. The Company has taken actions which it believes are appropriate to comply with and intends to maintain compliance with all of the requirements of the Supervisory Agreement. For further information and a complete description of all of the terms of the Supervisory Agreement, please refer to the copy of the Supervisory Agreement filed with the SEC as an exhibit to the Company's Current Report on Form 8-K filed on January 28, 2010 and included as an exhibit to this filing.

Consent Order with CFPB. On September 29, 2014, the Bank entered into a Consent Order with the CFPB. The Consent Order relates to alleged violations of federal consumer financial laws arising from the Bank’s residential first mortgage loan loss mitigation practices and default servicing operations dating back to 2011. Under the terms of the Consent Order, the Bank has paid $28 million for borrower remediation and $10 million in civil money penalties. The settlement does not involve any admission of wrongdoing on the part of the Bank or its employees, directors, officers, or agents.

Holding Company Regulation

The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve (the "Federal Reserve") and the SEC.

Acquisition, Activities and Change in Control. We are a unitary savings and loan holding company, as defined by federal banking law, as is our controlling stockholder, MP Thrift. We may only conduct, or acquire control of companies engaged in, activities permissible for a savings and loan holding company pursuant to the relevant provisions of the Savings and Loan Holding Company Act and relevant regulations. Without prior written approval of the Federal Reserve, neither we, nor MP Thrift may: (i) acquire control of another savings association or holding company thereof, or acquire all or substantially all of the assets thereof; or (ii) acquire or retain, with certain exceptions, more than 5 percent of the voting shares of a non-subsidiary savings association or a non-subsidiary savings and loan holding company. We are prohibited from acquiring control of a depository institution that is not federally insured or retaining control of a savings association subsidiary for more than one year after the date that such subsidiary becomes uninsured. Similarly, we may not be acquired by a bank holding company, or any company, unless the Federal Reserve approves such transaction. In addition, the GLBA generally restricts a company from acquiring us if that company is engaged directly or indirectly in activities that are not permissible for a savings and loan holding company or financial holding company.

Limitation on Capital Distributions. Under the Supervisory Agreement, we may not declare or pay any cash dividends or other capital distributions or purchase, repurchase, or redeem, or commit to purchase, repurchase, or redeem any equity stock without the prior written non-objection of the Federal Reserve. The Company does not currently pay dividends on capital stock.

Volcker Rule. The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and affiliates from engaging in proprietary trading and investing in and/or sponsoring certain "covered funds," including hedge funds and private equity funds. The statutory provision is commonly called the "Volcker Rule." Pursuant to the requirements of the Volcker Rule, we have established a standard compliance program based on the size and complexity of our operations.

Basel III Capital Requirements. The Bank and the holding company are currently subject to the regulatory capital framework and guidelines reached by Basel III as adopted by the OCC and Federal Reserve. The OCC and Federal Reserve have risk-based capital adequacy guidelines intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements.

The Bank and Bank Holding Company have been subject to the capital requirements of the Basel III rules since January 1, 2015. Basel III replaces the framework established by the 1988 capital accord ("Basel I") of the Basel Committee on Banking Supervision. For additional information, see Note 20 - Regulatory Matters.

Stress Testing Requirements. The U.S. federal banking agencies, including the OCC and the Federal Reserve, issued final rules implementing provisions of the Dodd-Frank Act that require banking organizations, including savings associations and savings and loan holding companies, with total consolidated assets of more than $10 billion but less than $50 billion to conduct annual company-run stress tests, report the results to their primary federal regulator and the Federal Reserve and publish a summary of the results. Each Dodd-Frank Act Stress Test ("DFAST") must be conducted using certain scenarios (baseline, adverse and severely adverse), which the OCC and Federal Reserve will publish by February 15 of each year. Banking organizations are required to use the scenarios to calculate, for each quarter-end within a nine-quarter planning horizon, the impact of such scenarios on revenues, losses, loan loss reserves and regulatory capital levels and ratios, taking into account all relevant exposures and activities. The rules also require each banking organization to establish and maintain a system of controls, oversight and documentation, including policies and procedures, designed to ensure that the DFAST procedures used by the banking organization are effective in meeting the requirements of the rules.

Durbin Amendment. The Durbin Amendment to the Dodd-Frank Act alters the competitive structure of the debit card payment processing industry and caps debit card interchange fees for banks with over $10 billion in assets. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The impact of this amendment was approximately $2 million in for year ended December 31, 2016 and is estimated to be $4 million on an annual basis.

Source of Strength. The Dodd-Frank Act codified the Federal Reserve’s "source of strength" doctrine and extended it to savings and loan holding companies. Under the Dodd-Frank Act, the prudential regulatory agencies are required to promulgate joint rules requiring bank holding companies and savings and loan holding companies to serve as a source of financial strength for any depository institution subsidiary by maintaining the ability to provide financial assistance to such insured depository institution in the event that it suffers financial distress.

Banking Regulation

We must comply with a wide variety of banking, consumer protection and securities laws, regulations and supervisory expectations and are regulated by multiple regulators, including the Office of the Comptroller of the Currency of the U.S. Department of the Treasury, Consumer Financial Protection Bureau, and the Federal Deposit Insurance Corporation.

FDIC Insurance and Assessment. The FDIC insures the deposits of the Bank and such insurance is backed by the full faith and credit of the U.S. government through the DIF. The FDIC maintains the DIF by assessing each financial institution an insurance premium. The FDIC defined deposit insurance assessment base for an insured depository institution is equal to the average consolidated total assets during the assessment period, minus average tangible equity.

Effective July 1, 2016, the FDIC implemented a new surcharge on large bank participants with more than $10 billion in assets and simultaneously reduced the base assessment rates. The new surcharge and lower assessment are not expected to have a material impact on our earnings.

All FDIC-insured financial institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation ("FICO bonds"), a federal corporation chartered under the authority of the Federal Housing Finance Board.

Affiliate Transaction Restrictions. The Bank is subject to the affiliate and insider transaction rules applicable to member banks of the Federal Reserve as well as additional limitations imposed by the OCC. These provisions prohibit or limit the Bank from extending credit to, or entering into certain transactions with principal stockholders, directors and executive officers of the banking institution and certain of its affiliates. The Dodd-Frank Act imposed further restrictions on transactions with certain affiliates and extension of credit to executive officers, directors and principal stockholders.

Limitation on Capital Distributions. The OCC regulates all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. As a subsidiary of a savings and loan holding company, the Bank must file a notice and receive approval from the OCC at least 30 days prior to each proposed capital distribution before declaring any dividends. Additionally, the Bank may not pay dividends to the Bancorp if, after paying those dividends, the Bank would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements. Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice.

Loans to One Borrower. Under the Home Owners Loan Act ("HOLA"), savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of the institution’s unimpaired capital and surplus (as defined by HOLA). Additional amounts may be loaned if such loans or extensions of credit are secured by readily-marketable collateral, but in no case may they be in excess of an additional 10 percent of unimpaired capital and surplus. The Bank has established an internal lending threshold that is more conservative than the limits required by HOLA and has a defined tracking and reporting process to monitor lending levels of concentration.

CFPB and Consumer Protection Laws and Regulations

The Bank is subject to a number of federal consumer protection laws and regulations. These include, among others, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, electronic funds transfer laws, redlining laws, predatory lending laws, laws prohibiting unfair, deceptive or abusive acts or practices in connection with the offer, or sale of consumer financial products or    services, and the Gramm Leach Bliley Act regarding customer privacy and data security.

In addition to supervision by the OCC, the Bank is also subject to supervision by the CFPB, which has responsibility    for enforcing the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity    Act, and Real Estate Settlement Procedures Act, and the Truth in Savings Act, among others, for institutions that have assets in    excess of $10 billion. Much of the CFPB’s regulatory efforts have addressed mortgage standards, mortgage servicing standards,    and appraisal and escrow standards. These laws include the Homeowners Protection Act, the Home Mortgage Disclosure Act,    the Home Ownership and Equity Protection Act, the Secure and Fair Enforcement for Mortgage Licensing Act, and the Real    Estate Settlement Procedures Act.

Incentive Compensation

The U.S. bank regulatory agencies issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of U.S. banks do not undermine the safety and soundness of such banks by encouraging excessive risk-taking. The U.S. bank regulatory agencies review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of U.S. banks that are not "large, complex banking organizations." These reviews are tailored to each bank based on the scope and complexity of the bank’s activities and the prevalence of incentive compensation arrangements.

Bank Secrecy Act and Anti-Money Laundering

The Bank is subject to the BSA and other anti-money laundering laws and regulations, including the USA PATRIOT Act. The BSA requires all financial institutions to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes various record keeping and reporting requirements such as cash transaction and suspicious activity reporting as well as due diligence requirements. The Bank is also required to comply with U.S. Treasury’s Office of Foreign Assets Control imposed economic sanctions that affect transactions with designated foreign countries, nationals, individuals, entities and others.

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

Our business and results of operations are affected by the financial markets and general economic market, political uncertainty and social conditions, including factors such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets and currencies, liquidity of the financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, political risks and the sustainability of economic growth. Deterioration of any of these conditions could adversely affect our business segments, the level of credit risk we have assumed, our capital levels and liquidity, and our results of operations.

Our business and results of operations are also affected by domestic and international fiscal and monetary policy. Central bank actions can affect the value of financial instruments and other assets, such as investment securities and MSRs, and their policies can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in fiscal and monetary policies are beyond our control and difficult to predict but could have an adverse impact on our capital requirements and the costs of running our business.

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

In addition, seasonal trends have historically reflected the general patterns of residential and commercial real estate sales, which typically peak in the spring and summer seasons. Furthermore, Basel III provides for a countercyclical capital buffer to induce banking organizations to hold capital in excess of regulatory minimums.

Increases in interest rates could lead to lower mortgage origination volume, which could adversely affect our business, financial condition and results of operations.

In 2016, approximately 55 percent of our revenue was derived from the origination of residential mortgages. The residential real estate mortgage lending business is sensitive to interest rates. Lower interest rates generally increase the volume of mortgage originations, while higher interest rates generally cause that volume to decrease. Therefore, our mortgage performance is typically correlated to fluctuations in interest rates. Historically, mortgage origination volumes and sales for the Bank and for other financial institutions have risen and fallen in response to these and other factors. An increase in interest rates would change these conditions and could have a material adverse effect on our operating results. From January through October 2016, average 10 year treasury rates, on which we base our pricing of our 30 year mortgages, remained low at 1.74 percent, 40 basis points lower than average rates experienced throughout 2015 which drove favorable mortgage loan originations, particularly refinancing activity. From November through December 2016, average 10 year treasury rates increased 58 basis points to 2.32 percent which had a negative impact on our fallout adjusted mortgage origination rate lock volume in the fourth quarter.

Changes in interest rates could adversely affect our financial condition and results of operations including our net interest margin, mortgage related assets, and investment portfolio.

Our results of operations and financial condition could be significantly affected by changes in interest rates. Our financial results depend substantially on net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. While we have modeled rising interest rate scenarios and such scenarios result in an increase in our net interest income, our deposits and interest-bearing liabilities may reprice more quickly than modeled, thus resulting in a decrease in our net interest income.

Changes in interest rates may affect the average life of our mortgage loans and mortgage related securities. Decreases in interest rates can trigger an increase in unscheduled prepayments of our mortgage loans and mortgage-related securities, as borrowers refinance to reduce their own borrowing costs. As prepayment speeds on mortgage-related securities increase, any premium amortization would increase on a prospective basis. Any immediate adjustments required under the application of the interest method of income recognition may also result in lower net interest income. On the other hand, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate mortgage loans.

Changes in interest rates also affect the fair value of our LHFS, LHFI and investment securities. Generally, the value of our investment securities, which are predominantly fixed-rate, fluctuates inversely with changes in interest rates. Decreases in the fair value of our investment securities, therefore, could have an adverse effect on our stockholders’ equity or our earnings if the decrease in fair value is deemed to be other than temporary.

The fair value of our MSRs is highly sensitive to changes in interest rates and changes in market implied interest rate volatility. Decreases in interest rates can trigger an increase in actual repayments and the probability of repayments which have a negative impact on MSR fair value. An increase in market implied interest rate volatility has a negative impact on our MSR assets and also lowers their fair value.

We manage MSRs using certain derivative strategies which may be ineffective.

We invest in MSRs to support mortgage strategies and to deploy capital at acceptable returns. Our MSRs are sensitive to market implied interest rate volatility and are highly susceptible to prepayment risk, basis risk, and changes in the shape of the yield curve, among other factors. We utilize derivatives and other fair value assets as part of our overall hedging strategy to manage the impact of changes in the fair value of the MSRs, but these risk management strategies do not completely eliminate risk. In addition, our hedging strategies rely on assumptions and projections regarding assets and general market factors, many of which are outside of our control. One or more of these assumptions or projections may prove to be incorrect or our hedging strategies may not adequately mitigate the impact of changes in interest rates or prepayment speeds, and as a result we may incur losses that would adversely impact earnings.

At December 31, 2016, our MSR was $335 million of Common Equity Tier 1 Capital. We may be unable to effectively manage our MSR concentration risk which could impact our Common Equity Tier 1(CET1) under Basel III, which when fully phased-in will require any MSR balance exceeding 10 percent of our CET1 to be deducted from capital.

As of January 1, 2015, we are subject to new rules relating to capital standards requirements, including requirements contemplated by Section 171 of the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision, which standards are commonly referred to as Basel III. Basel III established a new qualifying criteria for regulatory capital, including new limitations on the amount of deferred tax assets and MSRs that may be held without significantly higher capital requirements. Basel III limits that amount of MSRs and deferred tax assets to 10 percent of CET1, individually, and 15 percent of CET1, in the aggregate. While we have established a plan to reduce these assets before the Basel III full implementation date of March 31, 2018 and are taking other actions to reduce our book balance by that date, no assurances can be given that we will be able to do so, or that we will be successful in selling these assets at their current fair value. If implemented today, we would experience another 201 basis points reduction in Tier 1 Capital (to risk weighted assets) and 105 basis points reduction in the leverage ratio (Tier 1 Capital to adjusted average assets) from those levels at December 31, 2016. For further information, see Note 20 - Regulatory Matters.

At December 31, 2016 our ALLL was $142 million, covering 2.4 percent of total loans held-for-investment. Our estimate of the inherent losses is imperfect, the portfolio is relatively new and we are using underwriting standards which have not been in place for a long period of time.

Our estimate of the allowance for loan and lease losses may not be adequate to cover actual credit losses inherent in the loan portfolio at December 31, 2016. If this level were insufficient, future provisions for credit losses could adversely affect our business, financial condition, results of operations, cash flows and prospects. Our ALLL is based on prior experience as well as an evaluation of the risks incurred in the current portfolio. The determination of an appropriate level of loan loss allowance is an inherently subjective process that requires significant management judgment, including estimates of loss and the loss emergence period. We make various assumptions, estimates and judgments about the collectability of our loan portfolio including but not limited to the creditworthiness of our borrowers and the value of real estate or other collateral backing the repayment of loans. New information regarding existing loans, identification of additional problem loans, failure of borrowers and guarantors to perform in accordance with the terms of their loans, and other factors, both within and outside of our control, may require an increase in the ALLL. Moreover, our regulators, as part of their supervisory function, periodically review our ALLL. Our regulators, who have access to broader industry data that we do not have, may recommend or require us to change our ALLL, based on their judgment, which may be different from that of our management or other regulators. Any increase in our loan losses would have an adverse effect on our earnings and financial condition.

Concentration of loans held-for-investment in certain geographic locations and portfolios may increase risk.

Our mortgage loan portfolio is geographically concentrated in certain states, including California, Michigan, Florida, Washington and Texas, which is approximately 65 percent of the portfolio. In addition, approximately 75 percent of our commercial real estate loans are in Michigan or are repayable by borrowers who have significant operations in Michigan. This concentration has made, and will continue to make, our loan portfolio particularly susceptible to downturns in the general economy and the real estate and mortgage markets. Adverse conditions beyond our control, including unemployment, inflation, recession, natural disasters, declining property values, municipal bankruptcies and other factors in these markets could increase default rates in our loan portfolio and could reduce our ability to generate new loans and otherwise negatively affect our financial results.

In 2016, we continued to grow our portfolio of commercial real estate and commercial and industrial loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate loans due to the more complex nature of underwriting associated with commercial loans. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans and collateral may not offset the principal balance at default. Also, many of our borrowers have more than one commercial loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan.

Liquidity is essential to our business and liquidity risk is inherent in our operations, which could adversely affect our financial results and condition.

We require substantial liquidity to repay our customers' deposits, fulfill loan demands, meet debt obligations as they come due, and fund our operations under both normal operating environments and unforeseen circumstances causing liquidity stress. Our access to liquidity could be impaired by our inability to access the capital markets or unforeseen outflows of deposits. Our access to external sources of financing, including deposits, as well as the cost of that financing, is dependent on various factors including regulatory restrictions. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, declining financial results and losses, material changes to operating margins, financial leverage on an absolute basis or relative to peers, changes within the organization, specific events that impact our financial condition or reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting assets, the corporate and regulatory structure, balance sheet and capital structure, geographic and business diversification, interest rate fluctuations, market share and competitive position, general economic conditions and the legal, regulatory, accounting and tax environments governing funding transactions. Many of these factors are beyond our control. The material deterioration in any one or a combination of these factors could result in a downgrade of our credit or servicer standing with counterparties or a decline in our reputation within the marketplace, and could result in higher cash outflows requiring additional access to liquidity, having a limited ability to borrow funds, maintain or increase deposits (including custodial deposits for our agency servicing portfolio) or to raise capital on commercially reasonable terms or at all.

Our ability to make mortgage loans and fund our investments and operations depends largely on our ability to secure funds on terms acceptable to us. Our primary sources of funds to meet our financing needs include loan sales, deposits, which include custodial accounts from our servicing portfolio, public funds, and capital-raising activities. Our company controlled deposits are considered stable sources of funding in our stress testing model. If we are unable to maintain any of these financing arrangements, are restricted from accessing certain funding sources by our regulators, are unable to arrange for new financing on terms acceptable to us or at all, or if we default on any of the covenants imposed upon us by our borrowing facilities, then we may have to reduce the number of mortgage loans we are able to originate for sale in the secondary market or for our own investment or take other actions that could have other negative effects on our operations. A prolonged significant reduction in loan originations that occurs as a result could adversely impact our earnings, financial condition, results of operations and future prospects. There is no guarantee that we will be able to renew or maintain our financing arrangements or deposits or that we will be able to adequately access capital markets when or if a need for additional capital arises.

We use assumptions and estimates in determining the fair value of certain of our financial assets and financial liabilities. Different assumptions and estimates could result in significant declines or increases in valuation.

A total of $5.2 billion of assets and $118 million of liabilities are carried on our Consolidated Statements of Financial Condition at fair value, including our LHFS, AFS investment securities, MSRs, derivatives, certain LHFI, and the DOJ settlement liability. Generally, for assets that are reported at fair value, we use quoted market prices when available. In certain cases, observable market prices and data may not be readily available or their availability may be diminished due to market conditions. In such cases, we use internally developed financial models that utilize observable market data inputs as well as asset specific collateral data included in market observable data to estimate the fair value of certain of these assets and liabilities. These valuation models rely to some degree on management's assumptions, estimates and judgment, which are inherently uncertain. We cannot be certain that the models or the underlying assumptions will prove to be predictive and remain so over time, and therefore, actual results may differ from our models and assumptions. Different assumptions could result in significant differences in valuation, which in turn could result in significant changes in the dollar amount of assets or liabilities we report on our Consolidated Statements of Financial Condition. In addition, sudden illiquidity in markets or declines in prices of certain loans or securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment. If assumptions or estimates underlying our Consolidated Statements of Financial Condition are inaccurate, we may experience material losses.

We are a holding company and are, therefore, dependent on the Bank for funding of obligations.

As a holding company with no significant assets other than the capital stock of the Bank and a limited amount of cash, our ability to make payments for certain services we purchase from the Bank and to service our debt, including interest payments on our senior notes and junior subordinated debentures depends upon available cash on hand and the receipt of dividends from the Bank on such capital stock. The holding company had cash and cash equivalents of $70 million at December 31, 2016. The declaration and payment of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Bank's board of directors and to applicable regulatory and legal limitations. If the Bank does not make dividend payments to us, we may not be able to service our debt which could have a material adverse effect on our financial condition and results of operations.

Regulatory Risk

The Holding Company and the Bank remain subject to the restrictions and conditions of the Supervisory Agreement with the Federal Reserve and the Consent Order with the CFPB, respectively. Failure to comply with the Supervisory Agreement could result in further enforcement action against us.

There is no guarantee that the Bank will be able to fully comply with the Consent Order. In the event that we are in material non-compliance with the terms of the Consent Order, the CFPB has the authority to subject the Bank to additional    corrective actions. Moreover, they could initiate further enforcement actions against the Bank, seek an injunction requiring the    Bank and its officers and directors to comply with the Consent Order and seek civil money penalties against us and our officers    and directors. Any failure by the Bank to comply with the terms of the Consent Order or additional actions could adversely    affect our business, financial condition and results of operations. In addition, the Bank’s competitors may not be subject to    similar actions, which could limit our ability to compete effectively. These corrective actions could negatively impact the    Bank's operations and financial performance. For further information on Consent Order see Item 1. Business - Regulation and    Supervision.

The Supervisory Agreement, requires that we take certain actions to address issues identified by the OTS. The Supervisory Agreement is enforced by the Federal Reserve as the successor regulator to the OTS with respect to savings and loan holding companies. Under the terms of the agreement, we are required to submit a capital plan; receive written non-objection before declaring or paying any dividend or other capital distribution from the Holding Company, incurring or renewing any debt at the Holding Company and engaging in affiliate transactions (with limited exceptions); comply with applicable regulatory requirements before making certain severance and indemnification payments; and provide notice prior to changes in directors and certain executive officers or entering into, renewing, extending or revising compensation or benefits agreements of such directors or executive officers, with such changes being subject to Federal Reserve approval. While we believe that we have taken all action necessary to comply with the requirements of the Supervisory Agreement, failure to comply with the Supervisory Agreement in the time frames provided, or at all, could result in additional enforcement orders or penalties, which could include further restrictions on us, assessment of civil money penalties on us, as well as our directors, officers and other affiliated parties and removal of one or more officers and/or directors. Any failure by us to comply with the terms of the Supervisory Agreement or additional actions by the Federal Reserve could adversely affect our business, financial condition and results of operations. Moreover, our competitors may not be subject to similar actions, which could limit our ability to compete effectively. For further information on Supervisory Agreement see Item 1. Business - Regulation and Supervision.

Expanded regulatory oversight over our business could significantly increase our risks and costs associated with complying with current and future regulations, which could adversely affect our financial condition and results of operations.

As noted in Item 1 - Business - Regulation and Supervision, we are subject to a wide variety of banking, consumer protection and securities laws, regulations and supervisory expectations and numerous regulatory and enforcement authorities. As a result of and in addition to new legislation aimed at regulatory reform, such as the Dodd-Frank Act, and the increased capital requirements introduced by the Basel III final rules, the regulatory agencies generally are taking a more stringent approach to supervising and regulating financial institutions and financial products and services over which they exercise their respective supervisory authorities. We, the Bank, and our products and services all remain subject to greater supervisory scrutiny and enhanced supervisory requirements and expectations. We may face greater supervisory scrutiny and enhanced supervisory requirements in the foreseeable future.

The Collins Amendment to Dodd-Frank Act establishes minimum Tier 1 leverage and risk-based capital requirements for insured depository institutions, depository institution holding companies, and non-bank financial companies that are supervised by the Federal Reserve. The minimum Tier 1 leverage and risk-based capital requirements are determined by the minimum ratios established by the federal banking agencies that apply to insured depository institutions under the prompt corrective action regulations. The amendment states that certain hybrid securities, such as trust preferred securities, may be included in Tier 1 capital for bank holding companies with total assets below $15 billion as of December 31, 2009. As we were below $15 billion in assets as of December 31, 2009, the trust preferred securities will be included as Tier 1 capital while they are outstanding, subject to certain future limitations. If a depository institution holding company under $15 billion acquires a depository institution holding company and the resulting organization has total consolidated assets of $15 billion or more at the end of the quarter in which the transaction occurred, the resulting organization may no longer include such certain hybrid securities in Tier 1 capital.

As a result of increasing scrutiny and regulation of the banking industry and consumer practices, we may face a greater number or wider scope of examinations, investigations, enforcement actions and litigation, thereby increasing our costs associated with responding to or defending such actions, as well as potentially resulting in costs associated with fines, penalties, settlements or judgments. In addition, increased regulatory inquiries and investigations, as well as any additional legislative or regulatory developments affecting our businesses, and any required changes resulting from these developments, could reduce our revenue, limit the products or services that we offer or increase the costs thereof, impose additional compliance costs, harm our reputation or otherwise adversely affect our businesses. Some of these laws may provide a private right of action that a consumer or class of consumers may seek to pursue to enforce these laws and regulations.

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

The Dodd-Frank Act has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act and its' implemented regulations have increased and may continue to increase our operating and compliance costs and our interest expense.

The CFPB has broad and unique rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers, including prohibitions against unfair, deceptive or abusive practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service including regulations related to the origination and servicing of residential mortgages. The CFPB has finalized significant rules and guidance that impact nearly every aspect of the life cycle of a residential mortgage and continues to revise these rules and propose new rules. The Bank is subject to the CFPB’s supervisory, examination and enforcement authority with respect to consumer protection laws and regulations. As a result, we could incur increased costs, potential litigation or be materially limited or restricted in our business, product offerings or services in the future.

The Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending practices on financial institutions. The Department of Justice, CFPB, and other agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution's performance under fair lending laws in class action litigation. A successful challenge to the Bank's performance under the fair lending laws and regulations could adversely impact the Bank's rating under the Community Reinvestment Act and result in a wide variety of sanctions or penalties, which could negatively impact the Bank's reputation, financial condition and results of operations.

Bank regulators have increased their focus on consumer compliance and, as a result, those portions of our lending operations which most directly deal with consumers, in particular our mortgage operations and consumer lending, pose particular challenges. While we are not aware of any material issues with our compliance, mortgage and consumer lending practices raise compliance risks. Despite the supervision and oversight we exercise in these areas, failure to comply with these regulations could result in the Bank being liable for damages to individual borrowers or other imposed penalties.

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

We sell approximately 70 percent of our mortgage loans to Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac remain in conservatorship and a path forward to emerge from conservatorship is unclear. These roles could be reduced, modified or eliminated and the nature of their guarantees could be limited or eliminated relative to historical measurements.

The elimination or modification of the traditional roles of Fannie Mae or Freddie Mac could significantly and adversely affect our business, financial condition and results of operations. Furthermore, any discontinuation of, or significant reduction in, the operation of these agencies, any significant adverse change in the level of activity of these agencies in the primary or secondary mortgage markets or in the underwriting criteria of these agencies could materially and adversely affect our business, financial condition and results of operations.

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

The Dodd-Frank Act required the FDIC to substantially revise its regulations for determining the amount of an institution's deposit insurance premiums. The FDIC has defined the deposit insurance assessment base for an insured depository institution as average consolidated total assets during the assessment period, minus average tangible equity. Our assessment rate is determined by use of a scorecard that combines a financial institution's CAMELS ratings with certain other financial information. The FDIC may determine that we present a higher risk to the DIF than other banks due to certain factors. These factors include significant risks relating to interest rates, loan portfolio and geographic concentration, concentration of high credit risk loans, increased loan losses, regulatory compliance (including under existing Supervisory Agreement), existing and future litigation and other factors. As a result, we could be subject to higher deposit insurance premiums and special assessments in the future that could adversely affect our earnings. The Bank’s deposit insurance premiums and special assessments in the future also may be higher than competing banks may be required to pay. Our total exposure related to uninsured deposits over $250,000 was approximately $2 billion as of December 31, 2016. These balances could experience a higher propensity to reprice should rates rise or the Bank's financial condition deteriorate.

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

Data breaches are of a particular concern relative to the processing of consumer transactions, such as the servicing or subservicing of loans. Our businesses receive, transmit and store a large volume of personally identifiable information and other user data. There are myriad federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data.

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

Privacy laws are still evolving and many state and local jurisdictions have laws that differ from federal law. At times, we may also be governed by privacy laws outside of the U.S., with which we are less familiar. If we fail to comply with applicable privacy policies or federal, state, local or international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data, those events could damage the reputation of our business, and discourage potential users from utilizing our products and services. In addition, we may have to bear the cost of mitigating identity theft concerns, and may be subject to fines or legal proceedings by governmental agencies or consumers. Any of these events could adversely affect our business, financial condition and results of operations.

We may be terminated as a servicer or subservicer or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.

We act as servicer and subservicer for mortgage loans owned by third parties, which is approximately 10 percent of our revenue and results in approximately $1.6 billion of our average company controlled deposits. In such capacities for those loans, we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

For certain investors and/or certain transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit or other losses incurred on the loan as a remedy for servicing errors with respect to the loan. If we have increased repurchase obligations because of claims for which we did not satisfy our obligations, or increased loss severity on such repurchases, we may have a significant reduction to noninterest income or increase to noninterest expense. We may incur significant costs if we are required to, or if we elect to, re-execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to the borrower and/or to any title insurer of the property sold in foreclosure if the required process was not followed. These costs and liabilities may not be legally or otherwise reimbursable to us.

We may be required to repurchase mortgage loans, pay fees or indemnify buyers against losses in some circumstances, which could harm liquidity, results of operations and financial condition.

When mortgage loans are sold by us, we make customary representations and warranties to purchasers, guarantors and insurers, including the Agencies, about the mortgage loans, and the manner in which they were originated. We have made, and will continue to make, such representations and warranties in connection with the sale of loans. Whole loan sale agreements require us to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower or we may be required to pay fees. We also are subject to litigation relating to these representations and warranties and the costs of such litigation may be significant. With respect to loans that are originated through our broker or correspondent channels, the remedies we have available against the originating broker or correspondent, if any, may not be as broad as the remedies available to purchasers, guarantors and insurers of mortgage loans against us. In addition, we also face further risk that the originating broker or correspondent, if any, may not have the financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser, guarantor or insurer enforces its remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims, the liquidity, results of operations and financial condition may also be adversely affected.

Our representation and warranty reserve for losses at December 31, 2016 is $27 million. This may not be adequate to cover losses for loans that we have sold or securitized into the secondary market which we may be subsequently required to repurchase, pay fines or fees, or indemnify purchasers and insurers because of violations of customary representations and warranties. The repurchase demand pipeline was $6 million at December 31, 2016. The original unpaid principal balance of 2009 and later vintage loans sold to the Agencies through December 31, 2016 was $183 million.

In addition, our regulators, as part of their supervisory function, periodically review our representation and warranty reserve for losses. Our regulators, based on their judgment, may recommend or require us to increase our reserve. Any increase in our loan losses could have an adverse effect on our earnings and financial condition.

We utilize third party mortgage originators which subjects us to strategic, reputation, compliance and operational risk.

Approximately 94 percent of our residential first mortgage volume depends upon the use of third party mortgage originators, i.e. mortgage brokers and correspondent lenders, who are not our employees. These third parties originate mortgages and provide services to many different banks and other entities. Accordingly, they may have relationships with or loyalties to such banks and other parties that are different from those they have with or to us. Failure to maintain good relations with such third party mortgage originators could have a negative impact on our market share which would negatively impact our net income.

We rely on third party mortgage originators to originate and document the mortgage loans we purchase. While we perform due diligence on the mortgage companies with whom we do business and review the loan files and loan documents we purchase to attempt to detect any irregularities or legal noncompliance, we have less control over these originators than employees of the Bank.

Due to increasing regulatory scrutiny, our third party mortgage originators could choose or be required to either reduce the scope of their business or exit the mortgage origination business altogether. The TILA-RESPA Integrated Disclosure Rule issued by the CFPB establishes comprehensive mortgage disclosure requirements for lenders and settlement agents in connection with most closed-end consumer credit transactions secured by real property. The rule requires certain disclosures are provided to consumers in connection with applying for and closing on a mortgage loan. The rule also mandates the use of specific disclosure forms, timing of communicating information to borrowers and certain record keeping requirements. The increased administrative burden and the system requirements associated with complying with these rules could lead to a decrease in our mortgage volume.

The Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending practices on financial institutions. This regulation applies to lending operations which deal directly with consumer lending. Mortgage and consumer lending practices raise compliance risks resulting from the detailed and complex nature of mortgage and consumer lending regulations imposed by federal regulatory agencies, and the relatively independent and diverse operating channels in which loans are originated. We, and our brokers, are required to apply fair lending and ensure lending practices do not result in a disparate impact to borrowers across various locations. Failure to comply with these regulations, by us or our brokers, could result in the Bank being liable for damages to individual borrowers or other imposed penalties.

Our ability to control the third party mortgage originators could have an adverse impact on our business. In addition, these arrangements with third party mortgage originators and the fees payable by us to such third parties could be subject to additional regulatory scrutiny and restrictions in the future.

We may be subject to corporate tax reform which could impact our net income and effective tax rate.

Congress is evaluating Tax Reform and certain proposals, such as a reduction in the corporate tax rate, which could have a material impact on the Company. If a reduction in rate is enacted we would expect to record a significant charge to expense through our tax provision for the revaluation of our net deferred tax asset. Going forward the reduction in rate may have a favorable impact on our effective tax rate.

General Risk Factors

MP Thrift, an entity managed and controlled by MatlinPatterson, owns 62.6 percent of our common stock and has significant influence over us, including control over decisions that require the approval of stockholders, whether or not such decisions are in the best interests of other stockholders.

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

Additionally, our ability to use our deferred tax assets to offset future taxable income may be significantly limited if we experience an "ownership change" as defined for U.S. federal income tax purposes. An ownership change occurs if, immediately after any owner shift involving a 5 percent shareholder or any equity structure shift (1) the percentage of the stock of the loss corporation, owned by one or more 5 percent shareholders has increased by more than 50 percentage points, over (2) the lowest percentage of stock of the loss corporation owned by such shareholders. Section 382 of the Internal Revenue Code imposes restrictions on the use of a corporation’s net operating losses, certain recognized built-in losses, and other carryovers after an ownership change occurs. As we have a controlling stockholder, any stock offering in isolation or when combined with other ownership changes, could cause us to experience an ownership change and trigger these restrictions.

We are subject to various legal or regulatory investigations and proceedings.

At any given time, we are defending ourselves against a number of legal and regulatory investigations and proceedings. Proceedings or actions brought against us may result in judgments, settlements, fines, penalties, injunctions, business improvement orders, consent orders, supervisory agreements, restrictions on our business activities or other results adverse to us, which could materially and negatively affect our businesses. If such claims and other matters are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for those products and services. Some of the laws and regulations to which we are subject may provide a private right of action that a consumer or class of consumers may pursue to enforce these laws and regulations. We have been, and may continue to be in the future, subject to stockholder derivative actions, which could seek significant damages or other relief. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Claims asserted against us can be highly complicated and slow to develop, making the outcome of such proceedings difficult to predict or estimate early in the process. As a participant in the financial services industry, it is likely that we will be exposed to a high level of litigation and regulatory scrutiny and investigations relating to our business and operations.

Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. Due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal and regulatory proceedings, amounts accrued may not represent the ultimate loss to us from the legal and regulatory proceedings in question. As a result, our ultimate losses may be significantly higher than the amounts accrued for legal loss contingencies.

For further information regarding the unpredictability of legal proceedings and description regarding our pending legal proceedings see, Note 21 - Legal Proceedings, Contingencies and Commitments.

Other Risk Factors

The above description of risk factors is not exhaustive. Other risk factors are described elsewhere herein as well as in other reports and documents that we file with or furnish to the SEC. Other factors that could also cause results to differ from our expectations may not be described herein or in any such report or document. Each of these factors could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Flagstar's headquarters is located in Troy, Michigan at 5151 Corporate Drive. We operate a regional office in Jackson, Michigan. We own both the headquarters and regional office buildings. At December 31, 2016, we operated 99 branches in Michigan, of which 73 were owned and 26 were leased. Our Michigan branches consist of 76 free-standing office buildings, two in-store banking centers and 21 branches in buildings in which there are other tenants. In addition, we lease 31 retail offices located in 19 states. We also lease four wholesale lending offices and three commercial lending offices.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is party to legal proceedings incident to its business. For further information, see Note 21 - Legal Proceedings, Contingencies and Commitments.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NYSE under the trading symbol FBC. At December 31, 2016, there were 56,824,802 shares of our common stock outstanding held by approximately 14,761 stockholders of record. The following table shows the high and low sale prices for our common stock during each calendar quarter during 2016 and 2015:

Quarter Ending	Highest Sale Price	Lowest Sale Price
December 31, 2016	$29.08	$26.35
September 30, 2016	28.09	24.40
June 30, 2016	24.47	20.68
March 31, 2016	23.13	17.49
December 31, 2015	$24.95	$20.60
September 30, 2015	21.01	17.83
June 30, 2015	19.44	14.61
March 31, 2015	16.50	14.10

Dividends

We have not paid dividends on our common stock since the fourth quarter 2007. The amount and nature of any dividends declared on our common stock in the future will be determined by our board of directors. We are generally prohibited from making any dividend payments on stock except pursuant to the prior non-objection of the Federal Reserve as set forth in the Supervisory Agreement.

Beginning with the February 2012 payment of dividends on preferred stock, we exercised our right to defer regularly scheduled quarterly payments of dividends on preferred stock issued and outstanding. On July 14, 2016, we ended the deferral and made a payment to bring current all outstanding dividends as of that date and subsequently repurchased the outstanding preferred stock.

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

Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (2)	1,507,701	$17.68	2,634,462
Equity compensation plans not approved by security holders	—	—	—
Total	1,507,701	$17.68	2,634,462

(1)	Weighted average exercise price is calculated including RSUs, which for this purpose are treated as having an exercise price of zero.

(2)	For further information regarding the 2006 Equity Incentive Plan (the "2006 Plan") and 2016 Equity Incentive Plan (the "2016 Plan"), see Note 18 - Stock-Based Compensation.

Sale of Unregistered Securities

We made no unregistered sales of our equity securities during the fiscal year ended December 31, 2016.

Issuer Purchases of Equity Securities

We made no purchases of equity securities during the fiscal year ended December 31, 2016.

Performance Graph

CUMULATIVE TOTAL STOCKHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
DECEMBER 31, 2011 THROUGH DECEMBER 31, 2016

	Nasdaq Financial	Nasdaq Bank	S&P Small Cap 600	Russell 2000	Flagstar Bancorp
December 31, 2011	100	100	100	100	100
December 31, 2012	114	116	115	115	384
December 31, 2013	157	161	160	157	389
December 31, 2014	161	165	167	163	311
December 31, 2015	166	176	162	153	458
December 31, 2016	205	238	202	183	533

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In millions, except share data and percentages)
Summary of Consolidated
Statements of Operations
Interest income	$417	$355	$286	$330	$481
Interest expense	94	68	39	144	184
Net interest income	323	287	247	186	297
Provision (benefit) for loan losses	(8)	(19)	132	70	276
Net interest income after provision for loan losses	331	306	115	116	21
Noninterest income	487	470	372	653	1,021
Noninterest expense	560	536	590	918	989
Income before income taxes	258	240	(103)	(149)	53
Provision (benefit) for income taxes	87	82	(34)	(416)	(16)
Net income (loss)	171	158	(69)	267	69
Preferred stock dividends/accretion	—	—	(1)	(6)	(6)
Net income (loss) from continuing operations	$171	$158	$(70)	$261	$63
Income (loss) per share:
Basic	$2.71	$2.27	$(1.72)	$4.40	$0.88
Diluted	$2.66	$2.24	$(1.72)	$4.37	$0.87
Weighted average shares outstanding:
Basic	56,569,307	56,426,977	56,246,528	56,063,282	55,762,196
Diluted	57,597,667	57,164,523	56,246,528	56,518,181	56,193,515

	December 31,
	2016	2015	2014	2013	2012
	(In millions, except per share data and percentages)
Summary of Consolidated
Statements of Financial Condition
Total assets	$14,053	$13,715	$9,840	$9,407	$14,082
Loans receivable, net	9,465	9,226	6,523	6,637	10,914
Mortgage servicing rights	335	296	258	285	711
Total deposits	8,800	7,935	7,069	6,140	8,294
Short-term Federal Home Loan Bank advances	1,780	2,116	214	—	—
Long-term Federal Home Loan Bank advances	1,200	1,425	300	988	3,180
Long-term debt	493	247	331	353	247
Stockholders' equity (1)	1,336	1,529	1,373	1,426	1,159
Book value per common share	23.50	22.33	19.64	20.66	16.12
Number of common shares outstanding	56,824,802	56,483,258	56,332,307	56,138,074	55,863,053

(1)	Includes preferred stock totaling $0 million, $267 million, $267 million, $266 million, and $260 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In millions, except share data and percentages)
Average Balances:
Average interest earning assets	$12,164	$10,436	$8,440	$10,882	$13,104
Average interest paying liabilities	$9,757	$8,305	$6,780	$9,338	$10,786
Average stockholders’ equity	$1,464	$1,486	$1,406	$1,239	$1,192
Selected Ratios:
Interest rate spread	2.45%	2.58%	2.80%	1.50%	1.96%
Net interest margin	2.64%	2.74%	2.91%	1.72%	2.26%
Return (loss) on average assets	1.23%	1.32%	(0.71)%	2.08%	0.43%
Return (loss) on average equity	11.69%	10.63%	(4.97)%	21.09%	5.26%
Return on average common equity	13.0%	10.5%	(6.1)%	26.8%	6.7%
Equity-to-assets ratio	9.50%	11.14%	13.95%	15.16%	8.53%
Common equity-to-assets ratio	9.50%	9.20%	11.24%	12.33%	6.38%
Equity/assets ratio (average for the period)	10.52%	12.43%	14.22%	9.87%	8.10%
Efficiency ratio	69.2%	70.9%	95.4%	109.4%	75.1%
Bancorp Tier 1 leverage (to adjusted tangible assets) (1)(2)	8.88%	11.51%	N/A	N/A	N/A
Bank Tier 1 leverage (to adjusted tangible assets)	10.52%	11.79%	12.43%	13.97%	10.41%
Selected Statistics:
Mortgage rate lock commitments (fallout-adjusted) (3)	$29,372	$25,511	$24,007	$31,590	$50,633
Mortgage loans sold and securitized	$32,033	$26,307	$24,407	$39,075	$53,094
Number of banking centers	99	99	107	111	111
Number of FTE employees	2,886	2,713	2,739	3,253	3,662

(1)	Applicable to Bancorp for the years ended December 31, 2016 and 2015.

(2)	Basel III transitional

(3)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of our financial condition and results of operations. See the Glossary of Abbreviations and Acronyms on page 3 for definitions of terms used throughout this report. You should read this item in conjunction with our Consolidated Financial Statements and related notes filed with this report in Part II, Item 8. Financial Statements and Supplementary Data.

Overview

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide a range of commercial, small business, and consumer banking services and a complete set of mortgage and banking products and services distinguished by local delivery, customer service and competitive product pricing. For additional details and information on each of our lines of business, refer to Part 1, Item 1, Business, of this report.

Critical Accounting Estimates

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

Allowance for Loan Losses

The ALLL represents management’s estimate of probable credit losses inherent in our HFI loan portfolio. The ALLL is sensitive to a variety of internal factors, such as the mix and level of loan balances outstanding, TDR volume, net charge-off experience, as well as external factors, such as, property values, the general health of the economy, unemployment rates, bankruptcy filings, peer data, etc. Management considers these variables and all other available information when establishing the final level of the allowance. These variables and others have the ability to result in actual loan losses that differ from the originally estimated amounts.

The ALLL includes a component related to specifically identified TDR and NPL loans and a model based component. For further information on the methodologies used in determining our allowance, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards.

Specifically identified component

The specifically identified component of the ALLL related to performing TDR loans is generally measured as the difference between the recorded investment in the specific loan and the present value of the cash flows expected to be collected, discounted at the loan’s original effective interest rate. Estimating the timing and amounts of future cash flow projections is highly judgmental and based upon assumptions including default rates, prepayment probability and loss severities. All of these estimates and assumptions require significant management judgment and certain assumptions are highly subjective.

Specifically identified collateral dependent NPL loans are generally measured as the difference between the recorded investment in the impaired loan and the underlying collateral value less estimated costs to sell. These estimates are dependent on third party property valuations which may be influenced by factors such as the current and future level of home prices, the duration of current overall economic conditions, and other macroeconomic and portfolio-specific factors.

Model based component

The model-based component of the ALLL is calculated on our consumer and commercial HFI loan portfolio by applying average historical loss rates experienced during an identified look back period to outstanding principal balances over an estimated loss emergence period. For portfolios that do not have adequate loss experience and purchased portfolios, we utilize peer loss data in determining the ALLL. The loss emergence period represents the time period between the date at which the loss is estimated to have been incurred and the ultimate realization of that loss (by a charge-off). Estimated loss emergence periods may vary by product and may change over time; management applies judgment in estimating loss emergence periods, using available credit information and trends.

The historical loss model calculation is then adjusted by taking factors into consideration, such as current economic events that have occurred but may not yet be reflected in the historical loss estimates and model imprecision. These adjustments are determined by analyzing the historical loss experience for each major product segment and its underlying credit characteristics. It is difficult to predict whether historical loss experience is indicative of current incurred loss levels, therefore, management applies judgment in making adjustments deemed necessary based on the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the potential impact of payment recasts, changes in concentrations of credit, and other internal or external factor changes. The application of different inputs into the model calculation and the assumptions used by management to adjust the model calculation, are subject to significant management judgment and may result in actual loan losses that differ from the originally estimated amounts.

Fair Value Measurements

Certain assets and liabilities are carried at fair value on the Consolidated Statements of Financial Condition.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based on quoted market prices in an active market, or if market prices are not available, is estimated using models employing techniques such as matrix pricing or discounting expected cash flows.

The significant assumptions used in the models are independently verified against observable market data where possible. Where observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on management’s judgment regarding the value that market participants would assign to the asset or liability. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent limitations to any valuation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

A portion of our assets and liabilities are carried at fair value on the Consolidated Statements of Financial Condition. The majority of these assets and liabilities are measured at fair value on a recurring basis, however, certain assets are measured at fair value on a nonrecurring basis based on the fair value of the underlying collateral.

Level 3 Assets and Liabilities measured at fair value

Estimating fair value requires the application of judgment which is largely dependent on the amount of observable market information available to perform the valuation. Instruments classified within level 3 of the fair value hierarchy indicate that valuations are determined using internally developed methods and models that utilize significant unobservable inputs. Judgments used in these valuations are more significant than those required when estimating the fair value of instruments classified within levels 1 and 2.

Imprecision in estimating unobservable market inputs or other factors can affect the amount of gain or loss recorded. Furthermore, while we believe that our valuation methods are appropriate and consistent with those of other market participants, the methods and assumptions used reflect management judgment and may vary across businesses and portfolios.

The following table includes the fair value of our assets and liabilities classified within level 3 of the fair value hierarchy:

December 31, 2016
(Dollars in millions)
Level 3 Fair Value Assets
MSRs	$335
Second mortgage loans	41
HELOC loans	24
Rate lock commitments, net	18
Total recurring	418
Total nonrecurring	39
Total level 3 fair value assets	$457
Total fair value assets	5,155
Total assets	$14,053
Level 3 assets as a percentage of:
Total assets	3.3%
Fair value assets	8.9%
Level 3 Fair Value Liabilities
DOJ litigation settlement	$60

Mortgage Servicing Rights. When we sell mortgage loans in the secondary market, we frequently retain the right to continue to service these loans and earn a servicing fee. At the time the loan is sold on a servicing retained basis, we record the MSR as an asset at its fair value. Determining the fair value of MSRs involves a calculation of the present value of a set of market driven and MSR specific cash flows. MSRs do not trade in an active market with readily observable market prices. However, the market price of MSRs is generally a function of demand and interest rates. When mortgage interest rates decline, mortgage loan prepayments are expected to increase due to increased refinances. If this happens, the income stream from a MSR portfolio is expected to decline and the fair value of the portfolio will decline. Similarly, when mortgage interest rates increase, mortgage loan prepayments tend to slow and therefore the value of the MSR tends to increase. The fair value of the MSR is also sensitive to market implied interest rate volatility for which an increase has a negative impact on the value of the MSR and a decline has a positive impact on the value of the MSR. Accordingly, we must make assumptions about future interest rates, market implied interest rate volatility and other market conditions in order to estimate the current fair value of our MSR portfolio. In certain circumstances, based on the probability of the completion of a sale of MSRs pursuant to a bona-fide purchase offer, we consider the bid price of that offer and identifiable transaction costs in comparison to the calculated fair value and may adjust the estimate of fair value to reflect the terms of the pending transaction. For further information and a sensitivity analysis of our MSR fair values, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards, Note 10 - Mortgage Servicing Rights, and Note 22 - Fair Value Measurements. On an ongoing basis, we compare our fair value estimates based on both unobservable inputs and market inputs, where available, to report the various assumptions. On a quarterly basis, our MSR valuation is compared to two independent valuations performed by third parties. For further information regarding interest rate sensitivity analysis on the MSRs, see Note 22 - Fair Value Measurements.

DOJ litigation settlement. We elected the fair value option to account for the liability representing the remaining future payments. We use a discounted cash flow model to determine the current fair value. The model utilizes our forecast and considers multiple scenarios and possible outcomes that impact the timing of the additional payments, which are discounted using a risk free rate adjusted for non-performance risk that represents our credit risk. These scenarios are probability weighted and consider the view of an independent market participant to estimate the most likely fair value of the liability. For further information on the DOJ liability, see Note 21 - Legal Proceedings, Contingencies and Commitments.

For further information regarding the valuation of our financial instruments, including those that utilize unobservable inputs see, Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards and Note 22 - Fair Value Measurements. For further information and sensitivities related to the valuation of our MSR asset see, Note 10 - Mortgage Servicing Rights and Note 22 - Fair Value Measurements. For further information regarding the valuation of our DOJ liability see, Note 21 - Legal Proceedings, Contingencies and Commitments and Note 22 - Fair Value Measurements.

Accounting and Reporting Developments

For further information of recently issued accounting pronouncements and their expected impact on our Consolidated Financial Statements, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards.

Summary of Operations

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net interest income	$323	$287	$247
Provision (benefit) for loan losses	(8)	(19)	132
Total noninterest income	487	470	372
Total noninterest expense	560	536	590
Provision (benefit) for income taxes	87	82	(34)
Preferred stock accretion	—	—	(1)
Net income (loss)	$171	$158	$(70)
Income (loss) per share:
Basic	$2.71	$2.27	$(1.72)
Diluted	$2.66	$2.24	$(1.72)

Full year 2016 net income was $171 million, or $2.66 per diluted share, as compared to full year 2015 net income of $158 million, or $2.24 per diluted share. The 2016 full year results included a $24 million benefit related to a decrease in the fair value of the Department of Justice ("DOJ") settlement liability. Excluding this benefit, the Company had adjusted non-GAAP 2016 net income of $155 million, or $2.38 per diluted share. For a reconciliation and discussion of this non-GAAP financial measure, see MD&A - Use of Non-GAAP Financial Measures. The $13 million increase was primarily driven by a $36 million increase in net interest income and a $17 million increase in noninterest income partially offset by higher performance driven expenses and a lower benefit for loan losses. Net interest income increased as a result of growth in our interest earning assets as we execute on our strategic initiative to deploy capital and replace lower credit quality assets with higher quality residential and commercial loans. As a result of this initiative, we grew average interest earning assets by 17 percent from $10.4 billion during the year ended December 31, 2015 to $12.2 billion during the year ended December 31, 2016. Additional details of each key driver have been further explained in Management’s discussion below.

Net Interest Income

Net interest income is the amount we earn on the average balances of our interest-earning assets, less the amount the average balances of our interest-bearing liabilities cost us. Interest income recorded on loans is reduced by the amortization of net premiums and net deferred loan origination costs.

The following table presents on a consolidated basis interest income from average assets and liabilities, expressed in dollars and yields:

	For the Years Ended December 31,
	2016			2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$3,134	$113	3.62%	$2,188	$85	3.90%	$1,534	$65	4.24%
Loans held-for-investment
Consumer loans (1)	2,832	99	3.52%	3,083	114	3.68%	2,681	103	3.85%
Commercial loans (1)	2,981	120	3.97%	1,993	78	3.88%	1,294	49	3.70%
Loans held-for-investment	5,813	219	3.75%	5,076	192	3.76%	3,975	152	3.80%
Loans with government guarantees	435	16	3.59%	633	18	2.86%	1,216	29	2.39%
Investment securities	2,653	68	2.56%	2,305	59	2.55%	1,496	39	2.61%
Interest-bearing deposits	129	1	0.50%	234	1	0.50%	219	1	0.25%
Total interest-earning assets	12,164	$417	3.42%	10,436	$355	3.38%	8,440	$286	3.38%
Other assets	1,743			1,520			1,446
Total assets	$13,907			$11,956			$9,886
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$489	$1	0.18%	$429	$1	0.14%	$422	$1	0.14%
Savings deposits	3,751	29	0.78%	3,693	30	0.82%	3,139	18	0.61%
Money market deposits	278	1	0.44%	258	1	0.31%	266	1	0.20%
Certificate of deposits	990	10	1.05%	787	6	0.77%	915	6	0.73%
Total retail deposits	5,508	41	0.76%	5,167	38	0.73%	4,742	26	0.57%
Government deposits
Demand deposits	228	1	0.39%	257	1	0.39%	182	1	0.38%
Savings deposits	442	2	0.52%	405	2	0.52%	320	2	0.51%
Certificate of deposits	382	2	0.40%	358	1	0.39%	349	1	0.33%
Total government deposits	1,052	5	0.45%	1,020	4	0.44%	851	4	0.41%
Total deposits	6,560	46	0.71%	6,187	42	0.68%	5,593	30	0.54%
Short-term Federal Home Loan Bank advances and other	1,249	5	0.44%	311	1	0.30%	893	2	0.22%
Long-term Federal Home Loan Bank advances	1,584	27	1.72%	1,500	18	1.17%	46	—	0.01%
Other long-term debt	364	16	4.34%	307	7	2.42%	248	7	2.72%
Total interest-bearing liabilities	9,757	94	0.97%	8,305	68	0.82%	6,780	39	0.58%
Noninterest-bearing deposits (2)	2,202			1,690			1,141
Other liabilities	484			475			559
Stockholders’ equity	1,464			1,486			1,406
Total liabilities and stockholders' equity	$13,907			$11,956			$9,886
Net interest-earning assets	$2,407			$2,131			$1,660
Net interest income		$323			$287			$247
Interest rate spread (3)			2.45%			2.58%			2.80%
Net interest margin (4)			2.64%			2.74%			2.91%
Ratio of average interest-earning assets to interest-bearing liabilities			124.7%			125.7%			124.5%

(1)
Consumer loans include: residential first mortgage, second mortgage, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and warehouse lines. Includes nonaccrual loans, for further information relating to nonaccrual loans, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies.

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

	For the Years Ended December 31,
	2016 Versus 2015 Increase (Decrease) Due to:			2015 Versus 2014 Increase (Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$(9)	$37	$28	$(8)	$28	$20
Loans held-for-investment
Consumer loans (1)	(5)	(10)	(15)	(5)	16	11
Commercial loans (2)	3	39	42	3	26	29
Total loans held-for-investment	(2)	29	27	(2)	42	40
Loans with government guarantees	3	(5)	(2)	3	(14)	(11)
Investment securities	2	7	9	(1)	21	20
Total interest-earning assets	$(6)	$68	$62	$(8)	$77	$69
Interest-Bearing Liabilities
Retail deposits
Savings deposits	(1)	—	(1)	8	4	12
Certificate of deposits	—	4	4	—	—	—
Total retail deposits	(1)	4	3	8	4	12
Government deposits
Certificate of deposits	—	1	1	—	—	—
Total government deposits	—	1	1	—	—	—
Total deposits	(1)	5	4	8	4	12
Short-term debt	2	2	4	—	—	—
Long-term debt	8	1	9	15	2	17
Other	7	2	9	—	—	—
Total interest-bearing liabilities	$16	$10	$26	$23	$6	$29
Change in net interest income	$(22)	$58	$36	$(31)	$71	$40

(1)	Consumer loans include: residential first mortgage, second mortgage, HELOC and other consumer loans.

(2)	Commercial loans include: commercial real estate, commercial and industrial, and warehouse lending.

2016 Compared to 2015

Net interest income increased $36 million for the year ended December 31, 2016, compared to the same period in 2015. The increase for the year was primarily driven by growth in average interest earning assets of 16.3 percent, partially offset by a decrease in the net interest margin driven by a competitive interest rate environment and issuance of 6.125 percent senior debt used to fund the TARP redemption. Net interest margin for the year ended December 31, 2016 was 2.64 percent, as compared to 2.74 percent for the year ended December 31, 2015. The decrease in net interest margin from 2015 was driven by higher interest rates from longer term fixed rate debt taken to match-fund our longer duration asset growth, interest expense on senior debt issued to fund the TARP redemption and lower average interest rates on LHFS due to a more competitive interest rate environment. This decrease was partially offset by higher average yield on interest earning assets as we shifted from lower spread residential mortgage loans into higher spread commercial loans.

Average LHFS increased $946 million for the year ended December 31, 2016, compared to the same period in 2015, due to an increase in mortgage production resulting from a low interest rate market which drove increased refinance activity.

Average LHFI increased $737 million for the year ended December 31, 2016, compared to the same period in 2015, primarily due to growth in warehouse and commercial loans where we have increased our market share and begun to grow our new product portfolios.

2015 Compared to 2014

Net interest income increased $40 million for the year ended December 31, 2015, compared to the same period in 2015, primarily due to strong growth in interest-earning assets, partially offset by a decrease in the net interest margin.

Our net interest margin for the year ended December 31, 2015 was 2.74 percent, as compared to 2.91 percent for the year ended December 31, 2014. The decrease from 2014 was primarily driven by a significant portion of the interest earning asset growth being in relatively lower spread mortgage loans which were funded with higher cost, longer tenured liabilities.

Interest income increased $69 million for the year ended December 31, 2015, compared to the same period in 2014, primarily driven by higher average LHFS, LHFI and investment securities, partially offset by a decrease in loans with government guarantees. Average warehouse loans increased $431 million for the year ended December 31, 2015 to $877 million, compared to $446 million for the year ended December 31, 2014, primarily due to higher line utilization and new accounts. Average HELOC loans increased $225 million for the year ended December 31, 2015 to $347 million, compared to $122 million for the year ended December 31, 2014, resulting from the acquisitions of loan portfolios in 2015. Average residential first mortgage loans increased $195 million for the year ended December 31, 2015 to $2.6 billion, compared to $2.4 billion for the year ended December 31, 2014, primarily due to retained loan production from our mortgage origination business. Average CRE loans increased $153 million for the year ended December 31, 2015 to $679 million, compared to $526 million for the year ended December 31, 2014. Average C&I loans increased $116 million for the year ended December 31, 2015 to $438 million, compared to $322 million for the year ended December 31, 2014, in line with our strategy to grow interest-earning assets.

Interest expense increased $29 million for the year ended December 31, 2015, compared to the same period in 2014, primarily due to increased FHLB advances and interest-bearing deposits. Average interest-bearing deposits were $6.2 billion during the year ended December 31, 2015, increasing $0.6 billion or 10.6 percent, compared to the year ended December 31, 2014. Retail deposits increased $0.4 billion, led by growth in savings deposits. Average FHLB advances were $1.8 billion for the year ended December 31, 2015, an increase of $0.9 billion compared to the year ended December 31, 2014. Throughout 2015, we replaced certain short-term advances with longer term advances primarily to match- fund our longer duration asset growth which resulted in slightly higher cost debt.

Provision for Loan Losses

2016 Compared to 2015

The provision (benefit) for loan losses decreased $11 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. In 2016, the benefit resulted primarily from the sale of $1.2 billion unpaid principal balance of performing residential first mortgage loans and $110 million of unpaid principal balance of nonperforming, TDR and non-agency loans, partially offset by commercial loan growth. In 2015, the provision (benefit) for loan losses included a net reduction in the allowance for loan losses relating to several loan sales, including a net reduction in the allowance relating to interest-only residential first mortgage loans, partially offset by an increase related to the growth in our HFI loan portfolio

In 2016, we continued to experience strong credit quality. Our net charge-offs for the year ended December 31, 2016 totaled $30 million, compared to $91 million for the year ended December 31, 2015. The decrease was primarily due to charge-offs taken in 2015 related to our interest only and lower performing loans sold or transferred to HFS. As a percentage of the average LHFI, annualized net charge-offs for the year ended December 31, 2016 decreased to 0.52 percent from 1.85 percent for the year ended December 31, 2015. During the year ended December 31, 2016 and 2015, the annualized net charge-offs as a percentage of the average LHFI, on a non-GAAP adjusted basis, were 0.15 percent and 0.40 percent, respectively, excluding the charge-offs related to the loan sales or transfers of $8 million and $69 million, respectively.

2015 Compared to 2014

The provision for loan losses decreased $151 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014. In 2014, we recorded a $132 million provision that was primarily driven by two changes in estimates: the evaluation of current data related to the loss emergence period on our residential mortgage loan portfolio and the evaluation of the enhanced risk associated with payment resets relating to interest-only loans. In 2015, we sold 90 percent of our interest-only loans at prices that were favorable as compared to the continuing reset risk associated with us continuing to hold these loans in our portfolio when they were recorded consistent with our incurred loss methodology. This action along with the sale of $444 million TDR, nonperforming and jumbo loans resulted in a $69 million reduction to the ALLL which, along with an overall improvement in portfolio quality was the primary driver of the $19 million net benefit reported in 2015 being partially offset by a $1.9 billion increase in volume of average LHFI due to the origination of residential first mortgages and increased commercial lending.

Net charge-offs for the year ended December 31, 2015 totaled $91 million, compared to $42 million for the year ended December 31, 2014. The increase was primarily due to charge-offs relating to loans sold or transferred to HFS during the year ended December 31, 2015. We sought to de-risk the balance sheet by selling lower performing and interest-only loans. As a percentage of the average LHFI, annualized net charge-offs for the year ended December 31, 2015 increased to 1.85 percent from 1.07 percent for the year ended December 31, 2014. During the year ended December 31, 2015 and 2014, the annualized net charge-offs as a percentage of the average LHFI, on a non-GAAP adjusted basis, were 0.40 percent and 0.69 percent, respectively, excluding the charge-offs related to the loan sales or transfers of $69 million and $15 million, respectively.

For further information on the provision for loan losses see MD&A - Allowance for Loan Losses.

Noninterest Income

The following tables provide information on our noninterest income along with additional details related to our net gain on loan sales and activity that occurred within the period:

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net gain on loan sales	$316	$288	$206
Loan fees and charges	76	67	73
Deposit fees and charges	22	25	22
Loan administration income	18	26	24
Net (loss) return on mortgage servicing rights	(26)	28	24
Net (loss) gain on sale of assets	(2)	(1)	12
Representation and warranty (provision) benefit	19	19	(10)
Other noninterest income	64	18	21
Total noninterest income	$487	$470	$372

	For the Years Ended December 31,
	2016	2015	2014

Mortgage rate lock commitments (fallout-adjusted) (1)	$29,372	$25,511	$24,007
Net margin on mortgage rate lock commitments (fallout-adjusted) (1) (2)	1.02%	1.13%	0.86%
Net gain on loan sales on HFS	$301	$288	$206
Net (loss) return on the mortgage servicing rights	$(26)	$28	$24
Gain on loan sales HFS + net (loss) return on the MSR	$275	$316	$230
Residential loans serviced (number of accounts - 000's) (3)	383	$361	$383
Capitalized value of MSRs	1.07%	1.13%	1.01%
Mortgage loans sold and securitized	$32,033	26,307	24,407
Net margin on loan sales	0.94%	1.09%	0.84%

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

(2)	Gain on sale margin is based on net gain on loan sales related to HFS loans to fallout-adjusted mortgage rate lock commitments.

(3)	Includes serviced for own loan portfolio, serviced for others and subserviced for others loans.

2016 Compared to 2015

Total noninterest income was $487 million during the year ended December 31, 2016, which was a $17 million increase from $470 million during the year ended December 31, 2015.

Net gain on loan sales increased $28 million for the year ended December 31, 2016, compared to the same period in 2015. The increase in gain on loan sales was primarily due to $3.9 million higher fallout-adjusted lock volume driven by an increase in refinance activity and a $14 million gain from the sale of performing LHFI. The increase was partially offset by lower loan sale margins driven by pricing competition.

Total loan fees and charges increased $9 million for the year ended December 31, 2016, compared to the same period in 2015, primarily due to higher mortgage loan closings.

Loan administration income decreased $8 million for the year December 31, 2016 to $18 million, compared to $26 million for the same period in 2015. The decrease was equally driven by lower fee revenue from loans subserviced for others and higher interest expense on average company controlled deposits which increased due primarily to higher refinance activity.

Our net loss on MSRs was $26 million for the year ended December 31, 2016, compared to a return of $28 million for the same period in 2015. The $54 million decrease was primarily due to a decline in fair value driven by higher prepayments, increased market implied interest rate volatility, and a $7 million charge related to MSR sales that closed during the year. These declines were partially offset by higher servicing fees and ancillary income received due to a higher average outstanding MSR balance carried throughout the year.

Other noninterest income increased $46 million, compared to the same period in 2015. The increase was primarily due to a $24 million benefit related to the reduction in the fair value of the DOJ settlement liability and an $11 million net improvement in fair value adjustments. Higher income earned on our bank owned life insurance and gains on the sale of AFS investment securities about equally drove the remaining improvement.

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

Net return on the MSR asset increased $4 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to elevated collections of contingent reserves, originally held back by the purchaser on prior MSR sales, partially offset by a decrease related to the net impact of market-driven changes. Also driving the increase was a benefit from slower prepayments and positive economic hedging results.

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

Other noninterest income decreased $3 million, compared to the same period in 2014. The decrease was primarily due to a $11 million benefit related to the reduction in the fair value of the DOJ settlement liability which was initially recorded in 2014, partially offset by an increase in the fair value adjustment on residential first mortgages for the year ended December 31, 2015.

Noninterest Expense

The following table sets forth the components of our noninterest expense:

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Compensation and benefits	$269	$237	$233
Commissions	55	39	35
Occupancy and equipment	85	81	80
Loan processing expense	55	52	37
Federal insurance premiums	11	23	23
Asset resolution	7	15	57
Legal and professional expense	29	36	51
Other noninterest expense	49	53	74
Total noninterest expense	$560	$536	$590
Efficiency ratio	69.2%	70.9%	95.4%

2016 Compared to 2015

Total noninterest expense increased $24 million during the year ended December 31, 2016 from the year ended December 31, 2015.

The $32 million increase in compensation and benefits expense for the year ended December 31, 2016, compared to the same period in 2015, was primarily due to an increase in overall headcount in support of our new strategic initiatives along with an increase in performance-related compensation including the ExLTIP plan. For further information relating to ExLTIP plan, see Note 18 - Stock-Based Compensation. Our full-time equivalent employees increased overall by 173 from December 31, 2015 to a total of 2,886 full-time equivalent employees at December 31, 2016.

Commission expense increased $16 million for the year ended December 31, 2016, compared to the same period in 2015. Higher loan production and unfavorable product mix about equally drove a $9 million increase with the remaining increase being driven by our investment in new strategic initiatives.

Occupancy and equipment expense increased $4 million for the year ended December 31, 2016, compared to the same period in 2015, primarily due to an increase in maintenance costs related to software that was implemented in the fourth quarter 2015 along with a higher average depreciable asset base.

Federal insurance premium expense decreased $12 million for the year ended December 31, 2016, compared to the same period in 2015, primarily due to an improvement in our risk profile. During 2016, our FDIC rates declined due to improvements in our composition and level of capital, asset quality, and management of risk. The reduction in expense from this improved risk profile was partially offset by additional expense on our higher asset base.

Asset resolution expense decreased $8 million for the year ended December 31, 2016, compared to the same period in 2015, primarily due to a decrease in default servicing costs, foreclosure costs and an improvement in house prices.

Legal and professional expense decreased $7 million for the year ended December 31, 2016 compared to the same period in 2015, primarily due to implementation of company-wide cost savings initiatives resulting in decreased utilization of third party service providers.

Other noninterest expense decreased $4 million for the year ended December 31, 2016, compared to the same period in 2015 primarily due to higher litigation and regulatory related expenses that occurred in 2015.

2015 Compared to 2014

Total noninterest expense decreased $43 million during the year ended December 31, 2015 from the year ended December 31, 2014. The decrease during the year ended December 31, 2015, was primarily due to decreases in asset resolution expense, legal and professional expenses and a CFPB penalty in 2014, which is included in other noninterest expense. These decreases were partially offset by increases in other noninterest expense, including higher general and administrative costs, an increase in fair value changes related to the DOJ settlement liability and an increase in the outstanding warrant.

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

Asset resolution expenses decreased $42 million for the year ended December 31, 2015, compared to the same period in 2014, primarily due to fewer repurchases related to servicer errors, lower compensatory fees resulting from our success rate on claim rebuttals and improved realization of claims and lower balances of FHA loans. In addition, there was a favorable variance in the repossessed asset portfolio driven by lower foreclosure expenses and higher gains on the sale of repossessed assets.

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

Other noninterest expense decreased $21 million for the year ended December 31, 2015, compared to the same period in 2014, primarily due to a decrease of $38 million in expenses related to the CFPB settlement and penalties that occurred in 2014, partially offset by an $8 million increase in the value of the warrants as a result of an increase in the Bank's stock price.

Provision (benefit) for Income Taxes

Our provision for income taxes for the year ended December 31, 2016 was $87 million, compared to a provision of $82 million in 2015 and a benefit of $34 million in 2014.

Our effective tax rate was 33.7 percent for 2016 and 34.2 percent in 2015. The difference between the effective tax rate and the statutory tax rate of 35 percent is primarily due to the impact of the bank owned life insurance and state taxes in relation to pre-tax income.

Our effective tax rate for 2014 was (32.9 percent). The difference between the effective tax rate and the statutory tax rate of 35 percent is primarily due to the exclusion of the non-deductible penalty paid to the CFPB and the non-taxable impact of changes related to our warrants.

For further information, see Note 19 - Income Taxes.

Fourth Quarter Results

The following table sets forth selected quarterly data:

	Three Months Ended
	December 31, 2016	September 30, 2016	December 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in millions)
Net interest income	$87	$80	$76
Provision (benefit) for loan losses	1	7	(1)
Net interest income after provision (benefit) for loan losses	86	73	77
Noninterest income	98	156	97
Noninterest expense	142	142	129
Income before income taxes	42	87	45
Provision for income taxes	14	30	12
Net income	$28	$57	$33
Income per share
Basic	$0.50	$0.98	$0.45
Diluted	$0.49	$0.96	$0.44
Efficiency ratio	76.7%	59.9%	75.2%

Fourth Quarter 2016 compared to Third Quarter 2016

Net income for the three months ended December 31, 2016 was $28 million, or $0.49 per diluted share, as compared to $57 million, or $0.96 per diluted share, for the three months ended September 30, 2016.

Net interest income increased to $87 million for the three months ended December 31, 2016, as compared to $80 million during the three months ended September 30, 2016. The increase was primarily due to average earning asset increase of 4 percent, led by growth in investment securities, commercial loans and mortgage loans, and net interest margin expansion of 9 basis points. The increase from the prior quarter was primarily driven by terminating certain fixed rate FHLB advances resulting in a $2 million benefit to interest expense, which accounted for 6 basis points of the increase.

Average LHFI totaled $6.2 billion for the fourth quarter 2016, increasing $315 million, or 5.4 percent, compared to the third quarter 2016. The increase was driven by higher CRE loans, consumer loans and C&I loans. Average CRE loans grew $127 million, or 11.7 percent, average consumer loans rose $111 million, or 4.3 percent and average C&I loans rose $88 million, or 13.9 percent.

Average total deposits were $9.2 billion in the fourth quarter 2016, increasing $107 million, or 1.2 percent, from the prior quarter. The increase was led by higher retail deposits, partially offset by lower government deposits. Average retail deposits increased $132 million, or 2.1 percent, primarily due to an $89 million increase in savings deposits and $28 million rise in demand deposits.

The provision for loan losses totaled $1 million for the fourth quarter 2016, as compared to $7 million for the third quarter 2016. The fourth quarter 2016 lower level of provision expense reflects strong asset quality and largely matched net charge-offs. Net charge-offs in the fourth quarter 2016 were $2 million, or 0.13 percent of applicable loans, compared to $7 million, or 0.51 percent of applicable loans in the prior quarter. The fourth quarter 2016 amount included $1 million of net charge-offs associated with loans with government guarantees compared to $5 million in the third quarter of 2016.

Fourth quarter 2016 noninterest income was $98 million, as compared to $156 million for the third quarter 2016. The decrease was primarily due to a $37 million decrease in net gain on loan sales and a $24 million benefit that was recognized in the third quarter 2016 from the reduction in fair value of the DOJ settlement liability.

Fourth quarter 2016 net gain on loan sales decreased to $57 million, as compared to $94 million for the third quarter 2016, primarily due to lower fallout-adjusted locks and a decrease in the gain on sale margin. Fallout-adjusted locks were $6.1 billion for the fourth quarter 2016, as compared to $8.3 billion for the third quarter 2016. The decrease was primarily due to seasonality and lower refinance activity from significantly higher interest rates. The net gain on loan sale margin decreased to 0.93 percent for the fourth quarter 2016, as compared to 1.13 percent for the third quarter 2016 driven by price competition.
Net return on the MSRs increased to a net loss of $5 million for the fourth quarter 2016, as compared to a net loss of $11 million for the third quarter 2016. The increase was primarily due to lower prepayments and a $7 million charge recognized in the third quarter 2016 related to MSR sales that closed in the fourth quarter 2016, partially offset by unfavorable changes in fair value driven by an increase in market implied interest rate volatility experienced in the fourth quarter 2016.

Loan fees and charges decreased to $20 million for the fourth quarter 2016, as compared to $22 million in the third quarter 2016. The decrease primarily reflected lower mortgage loan closings.

Noninterest expense was unchanged at $142 million for the fourth quarter 2016, as compared to the third quarter 2016, primarily due to an increase in legal and professional fees, partially offset by a decrease in compensation and benefits.

Fourth Quarter 2016 compared to Fourth Quarter 2015

Our net income from continuing operations for the three months ended December 31, 2016 was $28 million, or $0.49 per diluted share, as compared to income of $33 million, or $0.44 per diluted share, for the three months ended December 31, 2015. The decrease was primarily driven by higher noninterest expense partially offset by higher net interest income.

Net interest income increased $11 million for the three months ended December 31, 2016, compared to the same period in 2015 primarily due to growth in interest earning assets.

Net interest margin for the three months ended December 31, 2016 was 2.67 percent, compared to 2.69 percent for the three months ended December 31, 2015. The decrease from fourth quarter 2015 was primarily driven by higher interest rates on fixed rate long-term debt used to match-fund our longer duration asset growth and increased interest expense on senior debt issued in conjunction with the TARP redemption, both of which were mostly offset by higher yield on our commercial loan portfolio.

Average LHFS for the three months ended December 31, 2016, increased $837 million or 33.7 percent compared to the same period in 2015, primarily due to slower deliveries of saleable mortgage loans to the Agencies. Average LHFI for the three months ended December 31, 2016, increased $521 million or 9.2 percent, compared to the same period in 2015, due primarily to continued growth in our commercial loan portfolio.

Average total deposits were $9.2 billion in the fourth quarter 2016, increasing $1.1 billion, or 13.5 percent, compared to the same quarter in 2015. The increase was led by higher retail deposits, partially offset by lower government deposits. Average retail deposits increased $557 million, or 9.7 percent, in the fourth quarter December 31, 2016 compared to the same quarter in 2015, primarily due to an $89 million increase in savings deposits and $28 million rise in demand deposits.

Noninterest income increased $1 million to $98 million for the three months ended December 31, 2016, compared to $97 million during the same period in 2015 as higher gain on loan sale activity was mostly offset by a decrease in the net return on the MSR. Noninterest expense increased $13 million to $142 million for the three months ended December 31, 2016, compared to $129 million during the same period in 2015. The increase was primarily driven by a $15 million increase in compensation related expenses which have supported higher loan production through the year and supported our new strategic initiatives. This increase was partially offset by a $3 million decrease in federal insurance premiums due to an improvement in our risk profile.

Operating Segments

Overview

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Item 1: Business section and Note 23 - Segment Information, and other sections for a full understanding of our consolidated financial performance.

The net income (loss) by operating segment is presented in the following table:

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Community Banking	$70	$40	$(130)
Mortgage Originations	185	240	115
Mortgage Servicing	(22)	(54)	(101)
Other	(62)	(68)	47
Total net income (loss)	$171	$158	$(69)

Community Banking

2016 compared to 2015

During the year ended December 31, 2016, the Community Banking segment net income increased $30 million to $70 million, compared to a net income of $40 million for the year ended December 31, 2015. The increase was primarily due to a $35 million increase in net interest income resulting from growth in our warehouse, commercial, and home builder finance loan balances along with a net gain on loan sales of $21 million primarily driven by the sale of performing residential first mortgage loans out of the HFI portfolio during the year ended December 31, 2016. These increases were partially offset by a $20 million increase in noninterest expense driven by personnel related expenses and higher advertising expenses which have supported our strategic growth initiatives.

2015 compared to 2014

During the year ended December 31, 2015, the Community Banking segment had net income of $40 million, compared to a net loss of $130 million for the year ended December 31, 2014, primarily due to a decrease in provision for loan losses. In 2014, we recorded a $132 million provision that was primarily driven by two changes in estimates that occurred in the first quarter: the evaluation of current data related to the loss emergence period on our residential mortgage loan portfolio and the evaluation of the enhanced risk associated with payment resets relating to interest-only loans. In 2015, we sold 90 percent of our interest-only loans at prices that were favorable as compared to the continuing reset risk associated with us continuing to hold these loans which was recorded consistent with the incurred loss methodology. This action along with the sale of $444 million nonperforming loans resulted in a $69 million reduction to the ALLL which along with an overall improvement in portfolio quality was the primary driver of the $19 million net benefit reported in 2015. This was partially offset by a $1.9 billion increase in volume of average LHFI due to the origination of residential first mortgages and increased commercial lending. Net interest income increased during the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to growth in the LHFI loan portfolios; including HELOC, residential first mortgage and total commercial loans.

Mortgage Originations

2016 compared to 2015

The Mortgage Originations segment net income decreased $55 million during the year ended December 31, 2016, compared to the same period in 2015, primarily due to $54 million lower net return on MSRs resulting from higher prepayments and an increased probability of prepayment assumption driven by the low interest rate environment experienced throughout the year. A $15 million increase in commissions, related primarily to higher mortgage originations, was mostly offset by an increase in net interest income resulting from higher average HFS loan balances in 2016.

2015 compared to 2014

The Mortgage Originations segment net income increased $125 million during the year ended December 31, 2015, compared to the same period in 2014, primarily due to an increase in net gain on loan sales, partially offset by increases in commissions and loan processing expense. The increase in net gain on loan sales during the year ended December 31, 2015, as compared to the year ended December 31, 2014 was primarily driven by increased margin and higher fallout adjusted rate locks. During the year ended December 31, 2015, total noninterest expense increased as compared to the year ended December 31, 2014, primarily due to higher mortgage origination volume.

Mortgage Servicing

2016 compared to 2015

The Mortgage Servicing segment reported a net loss of $22 million for the year ended December 31, 2016, compared to a net loss of $54 million for the year ended December 31, 2015. The $32 million improvement is primarily due to a $20 million increase in net interest income resulting from higher funds transfer pricing earned on company controlled deposits and higher interest recoveries on modified loans with government guarantees. A decline in asset resolution expenses and loan processing expenses about equally drove the remaining improvement in results primarily due to a lower overall volume of performing and default loans serviced.

2015 compared to 2014

The Mortgage Servicing segment reported a net loss of $54 million for the year ended December 31, 2015, compared to a net loss of $101 million for the year ended December 31, 2014, primarily due to decreases in asset resolution expense, representation and warranty provision and the 2014 CFPB settlement, partially offset by an increase in loan processing expense and a decrease in net interest income due to lower average balances of loans with government guarantees. Total noninterest income decreased during the year ended December 31, 2015, as compared to the year ended December 31, 2014, which was primarily due to a benefit from a contract renegotiation achieved in 2014. Noninterest expense decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to the 2014 CFPB settlement and the benefit relating to the DOJ liability estimate that was recorded in 2014.

Other

2016 compared to 2015

For the year ended December 31, 2016, the Other segment reported a net loss of $62 million for the year ended December 31, 2016, compared to a net loss of $68 million for the year ended December 31, 2015. The improvement was primarily due to an increase in noninterest income due to a $24 million decrease in the fair value of the DOJ settlement liability, and an increase from the improved cash surrender value of bank owned life insurance. These increases were primarily offset by an increase in interest expense due to higher average outstanding FHLB advances and senior debt issued for TARP redemption.

2015 compared to 2014

For the year ended December 31, 2015, the Other segment net loss increased by $115 million, as compared to the year ended December 31, 2014. The increase was primarily due to an increase in provision for income taxes due to higher pre-tax book income. Net interest income increased due to higher average balances of investment securities, partially offset by higher FHLB advances to match-fund our long-duration asset growth. Other noninterest income decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to an adjustment in HELOC valuation and FHLB dividend due to stock redemptions, partially offset by an increase in the return on MSRs resulting from higher service fee income driven by an increase in assets and a gain from the early settlement of FHLB debt.

RISK MANAGEMENT

Like all financial services companies, we engage in business activities and assume the related risks. The risks we are subject to in the normal course of business, include, but are not limited to, credit, regulatory compliance, legal, reputation, liquidity, market, operational, and strategic. We have made significant investments in our risk management activities which are focused on ensuring we properly identify, measure and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. We hold capital to protect from the risk of unexpected loss.

A comprehensive discussion of risks affecting us can be found in the Risk Factors section included in Item 1A of this Form 10-K. Some of the more significant processes used to manage and control credit, liquidity, market, and operational risks are described in the following paragraphs.

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

Loans held-for-investment

Loans held-for-investment decreased $287 million at December 31, 2016, from December 31, 2015. The decrease was primarily due to a decrease in performing residential first mortgage loans from loan sales in the first half of 2016 of $1.2 billion unpaid principal balance, partially offset by growth in our higher spread, relationship-based commercial loan portfolio.

For further information relating to the LHFI, see Note 4 - Loans Held-for-Investment.

The following table sets forth a breakdown of our LHFI portfolio (unpaid principal balance) at December 31, 2016:

LOANS HELD-FOR-INVESTMENT, BY RATE TYPE

	Fixed Rate	Adjustable Rate	Total
	(Dollars in millions)
Consumer loans
Residential first mortgage	$253	$2,060	$2,313
Second mortgage	137	—	137
HELOC	—	317	317
Other	28	—	28
Total consumer loans	418	2,377	2,795
Commercial loans
Commercial real estate	54	1,212	1,266
Commercial and industrial	142	633	775
Warehouse lending	—	1,267	1,267
Total commercial loans	196	3,112	3,308
Total consumer and commercial loans held-for-investment (1)	$614	$5,489	$6,103

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

The following two tables below provide a comparison of the breakdown of LHFI and the detail for the activity in our LHFI portfolio for each of the past five years:

LOANS HELD-FOR-INVESTMENT

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,327	$3,100	$2,193	$2,509	$3,009
Second mortgage	126	135	149	170	115
HELOC	317	384	257	290	179
Other	28	31	31	37	50
Total consumer loans	2,798	3,650	2,630	3,006	3,353
Commercial loans
Commercial real estate	1,261	814	620	409	640
Commercial and industrial	769	552	429	217	97
Warehouse lending	1,237	1,336	769	424	1,348
Total commercial loans	3,267	2,702	1,818	1,050	2,085
Total consumer and commercial loans held-for-investment	6,065	6,352	4,448	4,056	5,438
Allowance for loan losses	(142)	(187)	(297)	(207)	(305)
Total loans held-for-investment, net	$5,923	$6,165	$4,151	$3,849	$5,133

LOANS HELD-FOR-INVESTMENT PORTFOLIO ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Balance, beginning of year	$6,352	$4,447	$4,056	$5,438	$7,039
Loans originated and purchased (1)	1,771	2,975	894	868	901
Change in lines of credit (2)	957	678	424	380	139
Loans transferred from loans held-for-sale	2	32	56	64	62
Loans transferred to loans held-for-sale	(1,309)	(1,198)	(509)	(832)	(1,221)
Loan amortization / prepayments	(1,700)	(569)	(451)	(1,687)	(1,113)
Loans transferred to repossessed assets	(8)	(13)	(23)	(175)	(369)
Balance, end of year	$6,065	$6,352	$4,447	$4,056	$5,438

(1)
During the year ended December 31, 2013, there were $171 million of HELOC loans and $73 million of second mortgage loans that were reconsolidated at fair value as a result of the settlement agreements with Assured and MBIA.

(2)	A reclassification of warehouse loans is included in the schedule in 2014.

Residential first mortgage loans. We originate or purchase various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. The debt-to-income ratio guidelines and documentation typically followed the automated underwriting system guidelines. The LTV requirements vary depending on occupancy, property type, loan amount, and FICO. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. As of December 31, 2016, the amounts of the ARM loans in our HFI loan portfolio with interest rate reset dates totaled $2 billion. These loans may reset more than once over a three-year period and nonperforming loans do not reset while in the nonperforming status. At December 31, 2016, the amount of ARM loans in our HFI loan portfolio with interest rate reset dates average approximately $100 million per quarter over the next three-year period.

At December 31, 2016, the largest geographic concentrations of our residential first mortgage loans in our held-for investment portfolio were in California, Michigan, and Florida, which together represented 55.4 percent of such loans outstanding.

The following table details the geographic distribution of properties collateralizing residential first mortgage LHFI throughout the United States (measured by unpaid principal balance and expressed as a percent of the total):

	December 31,
State	2016	2015
California	36.8%	35.9%
Michigan	10.3%	9.0%
Florida	8.3%	7.9%
Texas	5.9%	6.2%
Washington	5.8%	5.4%
Illinois	3.6%	3.7%
New York	3.0%	2.1%
All other states (1)	26.3%	29.8%
Total	100.0%	100.0%

(1)	No other state contains more than 3.0 percent of the total.

The following table identifies our residential first HFI mortgages by major category, at December 31, 2016 and December 31, 2015:

	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity in Months (3)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (4)
December 31, 2016	(Dollars in millions)
Residential first mortgage loans
Amortizing (5)	$2,244	3.45%	756	757	321	65.5%	56.1%
Interest only (5)(6)	69	3.65%	762	761	326	58.6%	47.5%
Total residential first mortgage loans	$2,313	3.45%	756	757	321	65.3%	55.8%

December 31, 2015
Residential first mortgage loans
Amortizing (5)	3,012	3.52%	752	752	304	68.3%	62.5%
Interest only (5)(6)	64	3.48%	753	755	320	62.0%	55.1%
Total residential first mortgage loans	$3,076	3.52%	752	752	304	68.2%	62.4%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the year ended December 31, 2016.

(3)	In months, measured at origination.

(4)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2016.

(5)	Includes 3,5, and 7 year adjustable rate mortgages along with fixed rate mortgages.

(6)	Includes only those loans that are currently in the interest-only phase of repayment. Loans originated as interest-only that are now amortizing are included in amortizing loans.

Second mortgage loans. The majority of second mortgages we currently originate are closed in conjunction with the closing of the residential first mortgages originated by us. We generally require the same levels of documentation and ratios as with our residential first mortgages. Our current allowable debt-to-income ratio for approval of second mortgages is capped at 43 percent. We generally limit the maximum CLTV to 80 percent and FICO scores to a minimum of 680. Current fixed rate loans are available with terms up to 15 years. The second mortgage loans require full documentation and are underwritten and priced to ensure high credit quality and loan profitability.

Home Equity Line of Credit loans. Underwriting guidelines for our HELOC originations have been established to attract higher credit quality loans with long-term profitability. HELOCs are adjustable-rate loans that generally contain a 10-

year interest-only draw period followed by a 20-year amortizing period. We also offer HELOC loans for a term period of 5 to 15 years to repay. Generally, the minimum FICO is 680, maximum CLTV up to 89 percent, and the maximum debt-to-income ratio is 43 percent. Included in HELOC loans are interest-only loans. At December 31, 2016, the unpaid principal balance of our interest-only mortgage loans was $69 million.

Commercial loans held-for-investment. During the year ended December 31, 2016, we have continued to grow our commercial loan portfolio. Our Business Banking and Commercial Banking group includes relationships with relationship managers throughout Michigan's major markets. Our commercial LHFI totaled $3.3 billion at December 31, 2016 and $2.7 billion at December 31, 2015. The portfolio consists of three loan types: commercial and industrial (includes direct finance leases), CRE, and warehouse, each of which is discussed in more detail below.

Commercial and industrial loans. Commercial and industrial HFI loan facilities typically include lines of credit and term loans to middle market businesses for use in normal business operations to finance working capital, equipment and capital purchases, acquisition and expansion projects. We lend to customers with a history of profitability and a long-term business model. Generally, the maximum leverage is 3 times and the minimum debt service coverage is 1.20. Most of our C&I loans earn interest at a variable rate and we offer our customers the ability to enter into interest rate swaps.

Commercial real estate loans. Our commercial real estate HFI loan portfolio is comprised of loans that are collateralized by diversified real estate properties intended to be income-producing in the normal course of business. Our commercial real estate lending relationships are primarily based in the Midwest. Generally, the maximum LTV is 80 percent, or 85 percent for owner-occupied real estate and debt service coverage of 1.20 to 1.35 percent. During the year ended December 31, 2016, our commercial real estate HFI loan portfolio grew $447 million to a balance of $1.3 billion. This portfolio also includes owner occupied real estate loans, in addition to secured home builder loans. In 2016, we launched a national home builder finance program to grow our balance sheet, increase commercial deposits and develop incremental revenue through our retail purchase mortgage channel. We had $181 million of outstanding home builder loans at December 31, 2016.

The following table presents our total unpaid principal balance (net of write downs) of CRE HFI loans by borrower geographic concentration and collateral type at December 31, 2016:

	State
Collateral Type	Michigan	Florida	California	Other	Total (1)
	(Dollars in millions)
Retail	$141	$35	$9	$28	$213
Office	187	—	7	—	194
Apartments	128	1	—	38	167
Industrial	122	—	25	5	152
Single family residence, which includes land	42	27	—	81	150
Hotel/motel	69	—	—	30	99
Parking garage/Lot	58	—	—	—	58
Senior living facility	49	—	—	—	49
Shopping center	36	—	—	5	41
Non profit	31	—	—	—	31
Marina	24	—	—	—	24
Land - residential development	12	8	—	1	21
Special Purpose and all other (2)	32	1	13	21	67
Total	$931	$72	$54	$209	$1,266
Percent	73.5%	5.7%	4.3%	16.5%	100.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts. Includes $245 million of commercial owner occupied real estate loans at December 31, 2016.

(2)	Special purpose and other includes: condominium, land, nursing home, and movie theater.

Warehouse lending. We also offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or draw-down on the line is collateralized by mortgage loans being funded and is paid off once the loan is sold to an outside investor or retained within the Bank. Underlying mortgage loans are predominately originated using the agencies' underwriting standards. The guideline for debt to tangible net worth does not exceed 15 to 1. We believe we are increasing market share in the warehouse lending market through our strategic initiative to increase lending to customers who originate loans they then sell to outside third party investors. We have a national platform with relationship managers covering both coasts and a large Michigan based sales team. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at December 31, 2016 was $2.9 billion, of which $1.2 billion was outstanding, compared to $2.2 billion committed at December 31, 2015, of which $1.3 billion was outstanding.

Loan Principal Payments

The following tables set forth the expected repayment of our LHFI, both as fixed rate and adjustable-rate loans at December 31, 2016:

LOAN PRINCIPAL REPAYMENT SCHEDULE
FIXED RATE LOANS

	December 31, 2016
	Within 1 Year	1 Year to 2 Years	2 Years to 3 Years	3 Years to 5 Years	5 Years to 10 Years	10 Years to 15 Years	Over 15 Years	Totals (1)
	(Dollars in millions)
Residential first mortgage	$7	$8	$8	$18	$52	$66	$94	$253
Second mortgage	10	11	12	25	79	—	—	137
Other consumer	6	5	5	5	7	—	—	28
Commercial real estate	20	21	13	—	—	—	—	54
Commercial and industrial	15	16	16	34	61	—	—	142
Total loans	$58	$61	$54	$82	$199	$66	$94	$614

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

LOAN PRINCIPAL REPAYMENT SCHEDULE
ADJUSTABLE RATE LOANS

	December 31, 2016
	Within 1 Year	1 Year to 2 Years	2 Years to 3 Years	3 Years to 5 Years	5 Years to 10 Years	10 Years to 15 Years	Over 15 Years	Totals (1)
	(Dollars in millions)
Residential first mortgage	$48	$49	$51	$107	$300	$354	$1,151	$2,060
HELOC	8	8	9	19	56	71	146	317
Commercial real estate	347	359	371	135	—	—	—	1,212
Commercial and industrial	203	211	218	1	—	—	—	633
Warehouse lending	1,267	—	—	—	—	—	—	1,267
Total loans	$1,873	$627	$649	$262	$356	$425	$1,297	$5,489

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

Credit Quality

Management considers a number of qualitative and quantitative factors in assessing the level of its ALLL. For further information see MD&A - Allowance for Loan Losses. As illustrated in the following tables, trends in certain credit quality characteristics such as nonperforming loans and past due statistics remain very strong and continue to show improvement. This is predominantly a result of the nonperforming and TDR loan sales, as well as run off of the legacy portfolios and the addition of new loans with strong credit characteristics to the HFI portfolio.

The following table sets forth certain information about our nonperforming assets as of the end of each of the last five years:

NONPERFORMING LOANS AND ASSETS

	At December 31,
	2016	2015	2014	2013	2012
Loans Held-for-Investment	(Dollars in millions)
Nonperforming loans	$22	$31	$74	$99	$254
Nonperforming TDRs	8	7	29	26	61
Nonperforming TDRs at inception but performing for less than six months	10	28	17	21	85
Total nonperforming loans held-for investment (1)	40	66	120	146	400
Real estate and other nonperforming assets, net	14	17	19	36	121
Nonperforming assets held-for-investment, net	$54	$83	$139	$182	$521
Ratio of nonperforming assets to total assets	0.39%	0.61%	1.41%	1.94%	3.70%
Ratio of nonperforming LHFI to LHFI	0.67%	1.05%	2.71%	3.59%	7.35%
Ratio of ALLL to LHFI (2)	2.37%	3.00%	7.01%	5.42%	5.61%
Ratio of ALLL to LHFI and loans with government guarantees (2)	2.23%	2.78%	5.54%	4.07%	4.20%
Ratio of net charge-offs to average LHFI (annualized) (2)	0.52%	1.85%	1.07%	4.00%	4.43%
Ratio of nonperforming assets to LHFI and repossessed assets	0.90%	1.32%	3.12%	4.46%	9.36%
Ratio of nonperforming assets to Tier 1 capital (to adjusted total assets) + ALLL (3)	3.93%	5.12%	9.50%	12.45%	32.52%

(1)	Does not include nonperforming LHFS of $6 million, $12 million, $15 million, $1 million and $2 million at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

(2)	Excludes loans carried under the fair value option.

(3)	Refer to MD&A - Use of Non-GAAP Financial Measures for calculation of ratio.

Past due loans held-for-investment

For all portfolios within the consumer and commercial loan portfolio, loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due (nonperforming), or earlier when we become aware of information indicating that collection of principal and interest is in doubt. While it is the goal of management to collect on loans, we attempt to work out a satisfactory repayment schedule or modification with past due borrowers and will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our practices regarding past due loans are designed to both assist borrowers in meeting their contractual obligations and minimize losses incurred by the bank. When a loan is placed on nonaccrual status, the accrued interest income is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. At December 31, 2016, we had $50 million of past due (payment of principal or interest is 30 days past the scheduled payment date) LHFI. Of those past due loans, $40 million loans were nonperforming. At December 31, 2015, we had $80 million of past due LHFI. Of those past due loans, $66 million loans were nonperforming. The decrease from December 31, 2016 as compared to December 31, 2015 was primarily due to improved asset quality and the sale of nonperforming residential first mortgage loans.

Consumer loans. As of December 31, 2016, nonperforming consumer loans totaled $40 million, a decrease from $64 million at December 31, 2015, primarily due to the sale of nonperforming residential first mortgage loans and improvement in our overall credit quality. Net charge-offs in consumer loans totaled $31 million for the year ended December 31, 2016, compared to $90 million for the year ended December 31, 2015, primarily due to charge-offs related to the sale of nonperforming residential first mortgage loans.

Commercial loans. As of December 31, 2016, there were no nonperforming commercial loans. There were $2 million nonperforming commercial loans as of December 31, 2015. Net charge-offs in commercial loans totaled zero for the year ended December 31, 2016, which was a decrease from net charge-offs of $1 million for the year ended December 31, 2015, primarily due to nonperforming commercial loans and recoveries during the year ended December 31, 2016.

The following table sets forth information regarding past due loans at the dates listed:

PAST DUE LOANS HELD-FOR-INVESTMENT

	December 31,
Days Past Due	2016	2015	2014	2013	2012
	(Dollars in millions)
30 – 59 days
Consumer loans
Residential first mortgage	$6	$7	$29	$37	$63
Second mortgage	—	—	1	2	1
HELOC	1	2	4	2	2
Other	1	1	—	—	1
Commercial loans
Commercial real estate	—	—	—	—	7
Total 30 – 59 days past due	8	10	34	41	74
60 – 89 days
Consumer loans
Residential first mortgage	—	3	8	19	17
Second mortgage	1	—	1	—	1
HELOC	1	1	1	1	1
Commercial loans
Commercial real estate	—	—	—	—	7
Total 60 – 89 days past due	2	4	10	20	26
90 days or greater
Consumer loans
Residential first mortgage	29	53	115	134	306
Second mortgage	4	2	2	3	4
HELOC	7	9	3	7	3
Commercial loans
Commercial real estate	—	—	—	2	86
Commercial and industrial	—	2	—	—	—
Total 90 days or greater past due (1)	40	66	120	146	399
Total past due loans	$50	$80	$164	$207	$499

(1)	Includes performing nonaccrual loans that are less than 90 days delinquent for which interest cannot be accrued.

The $30 million decrease in total past due loans at December 31, 2016, compared to December 31, 2015 was primarily driven by improved asset quality coupled with the sale of $20 million of nonperforming residential first mortgage loans during the year ended December 31, 2016. The 30 to 59 days past due loans decreased to $8 million at December 31, 2016, compared to $10 million at December 31, 2015, primarily driven by improved asset quality growth.

Troubled debt restructurings (held-for-investment)

Troubled debt restructurings ("TDRs") are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted. The decrease of $51 million in our total TDR loans at December 31, 2016, compared to December 31, 2015 was primarily due to the sale of $30 million UPB of TDR loans during the year ended December 31, 2016. Nonperforming TDRs were 44.2 percent and 53.4 percent of total nonperforming loans at December 31, 2016 and December 31, 2015, respectively.

Consumer loan modifications. For consumer loan programs (e.g., residential first mortgages, second mortgages, HELOC, and other consumer), we enter into a modification when the borrower has indicated a hardship, including illness or death in the family or a loss of employment. Other modifications occur when it is confirmed that the borrower does not possess the financial resources necessary to continue making loan payments at the current amount, but our expectation is that payments at lower amounts can be made. The primary concession given to consumer loan borrowers includes a reduced interest rate and/or an extension of the amortization period or maturity date.

Commercial loan modifications. Modifications of terms for commercial loans are based on individual facts and circumstances. Commercial loan modifications may involve a reduction of the interest rate and/or an extension of the term of the loan. We also engage in other loss mitigation activities with troubled borrowers, which include repayment plans, forbearance arrangements, and the capitalization of past due amounts.

Nonperforming TDRs are included in nonaccrual loans. TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms. Performing TDRs are excluded from nonaccrual loans because it is reasonably assured that all contractual principal and interest due under the restructured terms will be collected. Within consumer nonperforming loans, residential first mortgage TDRs were 37.4 percent of residential first mortgage nonperforming loans at December 31, 2016, compared to 50.5 percent at December 31, 2015.

The following table sets forth a summary of TDRs by performing status and activity during each of the years presented with respect to performing:

	TDRs
	For the Years Ended December 31,
	2016	2015	2014
Performing	(Dollars in millions)
Beginning balance	$101	$362	$383
Additions	8	75	44
Transfer to nonperforming TDR	(9)	(16)	(34)
Transfer from nonperforming TDR	11	5	7
Principal repayments	(4)	(3)	(7)
Reductions (1)	(40)	(322)	(31)
Ending balance (2)(3)	$67	$101	$362
Nonperforming
Beginning balance	$35	$46	$47
Additions	7	23	14
Transfer to nonperforming TDR	9	16	34
Transfer from nonperforming TDR	(11)	(5)	(7)
Principal repayments	(1)	—	(1)
Reductions (1)	(21)	(45)	(41)
Ending balance (2)	$18	$35	$46

(1)	Includes loans paid in full or otherwise settled, sold or charged off.

(2)
Consumer loans include: residential first mortgage, second mortgage, HELOC and other consumer loans. The ALLL on consumer TDR loans totaled $9 million and $15 million at December 31, 2016 and 2015, respectively.

(3)
There were no commercial TDRs at December 31, 2016 and 2015. At December 31, 2014, there was $1 million in performing TDR loans. Commercial loans include: commercial real estate, commercial and industrial, and warehouse loans.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses that are inherent in our loans held-for-investment portfolio but which have not yet been realized. The consumer loan portfolio includes residential first mortgages, second mortgages, HELOC, and other consumer loans. The commercial loan portfolio includes CRE, C&I and warehouse lending. For further information, see Note 4 - Loans Held-for-Investment.

The ALLL was $142 million and $187 million at December 31, 2016 and 2015, respectively. The decrease from December 31, 2015 was primarily driven by sales of residential first mortgage loans, nonperforming, TDR, and non-agency loans, in addition to a change in mix from consumer to commercial loans and a sustained period of strong credit quality during which we have experienced low net charge-offs. These factors reducing the reserve were partially offset by an increase in the volume of HFI loans.

The ALLL as a percentage of LHFI decreased to 2.4 percent as of December 31, 2016 from 3.0 percent as of December 31, 2015. At December 31, 2016, we had a 3.3 percent allowance coverage of our consumer loan portfolio, consistent with the continued low levels of consumer past due loans as well as sale of lower quality assets. The commercial loan ALLL coverage ratio was 1.6 percent at December 31, 2016, reflecting the strong credit quality of this portfolio and growth in CRE and C&I loans during the year ended December 31, 2016.

For further information, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards and Note 4 - Loans Held-for-Investment.

The following table set forth certain information regarding the allocation of our ALLL to each loan category:

ALLOWANCE FOR LOAN LOSSES

	December 31, 2016
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Allowance as a Percentage of Loan Portfolio
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,320	38.7%	$65	2.8%
Second mortgage	85	1.4%	8	9.4%
HELOC	293	4.9%	16	5.5%
Other	28	0.5%	1	3.6%
Total consumer loans	2,726	45.5%	90	3.3%
Commercial loans
Commercial real estate	1,261	21.0%	28	2.2%
Commercial and industrial	769	12.8%	17	2.2%
Warehouse lending	1,237	20.6%	7	0.6%
Total commercial loans	3,267	54.5%	52	1.6%
Total consumer and commercial loans (1)	$5,993	100.0%	$142	2.4%

(1)	Excludes loans carried under the fair value option.

The following tables set forth certain information regarding our ALLL and the allocation of the ALLL over the past five years:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2016		2015		2014		2013		2012
	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans
	(Dollars in millions)
Consumer loans
Residential first mortgage	$65	1.1%	$116	1.9%	$234	5.6%	$162	4.2%	$220	4.0%
Second mortgage	8	0.1%	11	0.2%	12	0.3%	12	0.3%	20	0.4%
HELOC	16	0.3%	21	0.3%	19	0.4%	8	0.2%	18	0.3%
Other	1	—%	2	—%	1	—%	2	0.1%	2	0.1%
Total consumer loans	90	1.5%	150	2.4%	266	6.3%	184	4.8%	260	4.8%
Commercial loans
Commercial real estate	28	0.5%	18	0.3%	17	0.4%	19	0.5%	41	0.7%
Commercial and industrial	17	0.3%	13	0.2%	11	0.2%	3	0.1%	3	0.1%
Warehouse lending	7	0.1%	6	0.1%	3	0.1%	1	—%	1	—%
Total commercial loans	52	0.9%	37	0.6%	31	0.7%	23	0.6%	45	0.8%
Total consumer and commercial loans (1)	$142	2.4%	$187	3.0%	$297	7.0%	$207	5.4%	$305	5.6%

(1)	Excludes loans carried under the fair value option.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Beginning balance	$187	$297	$207	$305	$318
Provision (benefit) for loan losses (1)	(15)	(19)	132	70	276
Charge-offs
Consumer loans
Residential first mortgage	(29)	(87)	(38)	(133)	(176)
Second mortgage	(2)	(4)	(3)	(6)	(19)
HELOC	(2)	(3)	(6)	(5)	(17)
Other consumer	(3)	(4)	(2)	(4)	(4)
Total consumer loans	(36)	(98)	(49)	(148)	(216)
Commercial loans
Commercial real estate	—	—	(3)	(47)	(105)
Commercial and industrial	—	(3)	—	(2)	(6)
Total commercial loans	—	(3)	(3)	(49)	(111)
Total charge offs	(36)	(101)	(52)	(197)	(327)
Recoveries
Consumer loans
Residential first mortgage	2	3	3	15	19
Second mortgage	—	2	1	1	2
HELOC	—	—	—	1	—
Other consumer	3	3	3	2	2
Total consumer loans	5	8	7	19	23
Commercial loans
Commercial real estate	1	2	3	10	15
Total commercial loans	1	2	3	10	15
Total recoveries	6	10	10	29	38
Charge-offs, net of recoveries	(30)	(91)	(42)	(168)	(289)
Ending balance	$142	$187	$297	$207	$305
Net charge-off ratio to LHFI (2)	0.52%	1.85%	1.07%	4.00%	4.43%
Net charge-off ratio, adjusted (2) (3)	0.15%	0.40%	0.69%	2.36%	4.43%

(1)
Does not include $7 million provision expense recorded in the Consolidated Statements of Operations to reserve for repossessed loans with government guarantees at December 31, 2016. There was no provision for loan losses for repossessed loans with government guarantees recorded during the years ended December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

(2)	Excludes loans carried under the fair value option.

(3)
Excludes charge-offs of $8 million, $69 million, $15 million, $69 million, and zero related to the transfer and subsequent sale of loans at December 31, 2016, 2015, 2014, 2013, and 2012, respectively. Also excludes charge-offs related to loans with government guarantees of $14 million and $3 million, during the years ended December 31, 2016 and 2015, respectively. There were no charge-offs relating to loans with government guarantees during the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

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

Interest rate risk is monitored by the ALCO, which is composed of our executive officers and other members of management, in accordance with policies approved by our board of directors. In determining the appropriate level of interest rate risk, the ALCO considers the impact projected interest rate scenarios have on earnings and capital, liquidity, business strategies, and other factors. The ALCO meets monthly or as deemed necessary to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, unrealized gains and losses, purchase and sale activity, LHFS and commitments to originate loans, and the maturities of investments, borrowings and time deposits.

Financial instruments used to manage interest rate risk include derivative financial instruments such as interest rate swaps and forward sales commitments. For further information, see Note 11 - Derivative Financial Instruments and Note 22 - Fair Value Measurements. All of our derivatives are accounted for at fair market value. All mortgage loan production originated for sale is accounted for on a fair value basis.

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

The following table is a summary of the changes in our net interest income that are projected to result from hypothetical changes in market interest rates. The interest rate scenarios presented in the table include interest rates as of December 31, 2016 and December 31, 2015 and rates in those periods adjusted by instantaneous parallel rate changes plus or minus 200 basis points. The minus 200 basis point shock scenario is a flattener scenario as rates are floored at zero given the current interest rate levels.

December 31, 2016
Scenario	Net interest Income	$ Change	% Change
(Dollars in millions)
200	$321	$19	6.3%
Constant	301	—	—%
(200)	245	(57)	(18.9)%

December 31, 2015
Scenario	Net interest Income	$ Change	% Change
(Dollars in millions)
200	$312	$6	2.0%
Constant	306	—	—%
(200)	258	(48)	(16.0)%

At December 31, 2016, the $5 million decline in the net interest margin in the constant scenario as compared to December 31, 2015, was primarily driven by a decreased yield on other investments and consumer loans.

We have also projected the potential impact to net interest income in a hypothetical interest rate scenario as of December 31, 2016. When increasing short-term interest rates instantaneously by 100 basis points and holding the longer term interest rates unchanged, the decrease to net interest income over a 12-month and 24-month period based on our forecasted balance sheet is a loss of $25 million and $32 million, respectively.

In the net interest income simulation, our balance sheet exhibits slight asset sensitivity. When interest rates rise our interest income increases. Conversely when interest rates fall our interest income decreases. The net interest income simulation measures the interest rate risk of the balance sheet over a short period of time, typically 12 months. An additional analysis is completed that measures the interest rate risk over an extended period of time. The EVE analysis provides a fair value of the balance sheet in alternative interest rate scenarios. The EVE analysis does not take into account management intervention and assumes the new rate environment is constant and the change is instantaneous.

The table below is a summary of the changes in our EVE that are projected to result from hypothetical changes in market interest rates. EVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at December 31, 2016 and December 31, 2015, and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

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

If EVE increases in any interest rate scenario, that would indicate an increasing direction for the margin in that hypothetical rate scenario. A perfectly matched balance sheet would possess no change in the EVE, no matter what the rate scenario. The following table presents the EVE in the stated interest rate scenarios:

December 31, 2016					December 31, 2015
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change
(Dollars in millions)
300	$1,927	13.9%	$(173)	(8.2)%	300	$1,788	14.6%	$(247)	(12.1)%
200	2,005	14.4%	(95)	(4.5)%	200	1,889	14.9%	(146)	(7.2)%
100	2,073	14.9%	(28)	(1.3)%	100	1,978	15.1%	(57)	(2.8)%
Current	2,100	15.1%	—	—%	Current	2,035	15.0%	—	—%
(100)	2,067	14.9%	(33)	(1.6)%	(100)	2,001	14.7%	(34)	(1.7)%

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

Loans held-for-sale

Most of our mortgage loans originated are sold into the secondary market on a whole loan basis. Sales of loans totaled $32 billion, or 98.7 percent of originations during the year ended December 31, 2016, compared to $26.3 billion, or 89.5 percent of originations during the year ended December 31, 2015. The increase in the dollar volume of sales during the year ended December 31, 2016 was primarily due to the increase in origination volumes, as compared to the year ended December 31, 2015. The increase in our percentage of originations sold during the year ended December 31, 2016 as compared to the year ended December 31, 2015, was the result of us deliberately slowing our deliveries to the Agencies to better optimize profitability in 2015. During the year ended December 31, 2016, LHFS were held an average of 28 days compared to an average of 38 days during the year ended December 31, 2015. Under certain conditions, we intentionally hold HFS loans for longer periods, prior to sale, in order to benefit from advantageous interest rates. As of December 31, 2016, we had outstanding commitments to sell $5.4 billion of mortgage loans. Generally, these commitments are funded within 120 days. At December 31, 2016 and 2015, consumer HFS, which are primarily residential mortgage loans, loans totaled $3.2 billion and $2.6 billion, respectively. For further information on LHFS, see Note 3 - Loans Held-for-Sale.

We are a leading national originator of mortgage loans based on our residential first mortgage loan originations. The following tables disclose residential first mortgage loan originations by channel, type and mix for each respective period:

	At December 31,
	2016	2015	2014
Correspondent	$24,488	$20,543	$18,052
Broker	5,890	7,335	5,339
Retail	2,039	1,490	1,194
Total	$32,417	$29,368	$24,585
Purchase originations	$13,672	$13,696	$14,654
Refinance originations	18,745	15,672	9,931
Total	$32,417	$29,368	$24,585
Conventional	$18,156	$17,571	$15,158
Government	7,859	6,385	6,134
Jumbo	6,402	5,412	3,293
Total	$32,417	$29,368	$24,585

Mortgage Servicing

The Mortgage Servicing segment services and subservices mortgage loans for others on a fee for service basis and may also collect ancillary fees and earn income through the use of noninterest bearing escrows. Revenue for those serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the status of the underlying loans. The Mortgage Servicing segment services residential mortgages for our own HFI loan portfolio in the Community Banking segment for which it earns revenue via an intercompany service fee allocation.

We are a top 25 mortgage servicer in the nation. The following table presents the unpaid principal balance (net of write downs) of residential loans serviced and the number of accounts associated with those loans:

	December 31, 2016		December 31, 2015
	Amount	Number of accounts	Amount	Number of accounts
	(Dollars in millions)
Residential loan servicing
Serviced for own loan portfolio (1)	$5,816	29,244	$6,088	30,683
Serviced for others	31,207	133,270	26,145	118,662
Subserviced for others (2)	43,127	220,075	40,287	211,937
Total residential loans serviced	$80,150	382,589	$72,520	361,282

(1)	Includes LHFI (residential first mortgage, second mortgage and HELOC), LHFS (residential first mortgage), loans with government guarantees and repossessed assets.

(2)	Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs. Includes repossessed assets.

The following table describes the characteristics of the mortgage loans serviced for others at December 31, 2016, by year of origination:

Year of Origination	2012 and Prior	2013	2014	2015	2016	Total / Weighted Average
	(Dollars in millions)
Unpaid principal balance (1)	$1,037	$386	$2,738	$9,565	$17,481	$31,207
Average unpaid principal balance per loan (thousands)	$149	$143	$168	$233	$264	$234
Weighted average service fee (basis points)	28.4	26.6	25.7	26.2	26.9	26.6
Weighted average coupon	4.42%	4.44%	4.23%	4.01%	3.71%	3.88%
Weighted average original maturity (months)	355	324	326	329	321	325
Weighted average age (months)	86	38	29	18	6	15
Average current FICO score (2)	719	733	736	744	751	746
Average original LTV ratio	78.8%	81.4%	75.9%	72.2%	70.5%	71.9%
Housing Price Index LTV, as recalculated (3)	58.1%	61.8%	61.6%	63.5%	68.0%	65.6%
Loan count	6,943	2,701	16,349	40,982	66,294	133,269

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the life of the loan.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2016.

The following table presents past due trends in mortgage loans serviced for others at December 31, 2016, by year of origination:

Year of Origination	2012 and Prior	2013	2014	2015	2016	Total
	(Dollars in millions)
30-59 days past due	$39	$5	$38	$47	$26	$155
60-89 days past due	10	1	6	6	3	26
90 days or greater past due	41	7	31	20	3	102
Total past due	90	13	75	73	32	283
Current	947	373	2,663	9,492	17,449	30,924
Unpaid principal balance (1)	$1,037	$386	$2,738	$9,565	$17,481	$31,207

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

At December 31, 2016, the unpaid balance relating to originations within the past two years has decreased to 86.7 percent of the total unpaid balance, compared to 91.4 percent at December 31, 2015. The loan count for the same two year period has also decreased as a percentage of the total loan count, from 87.9 percent at December 31, 2015 to 80.5 percent at December 31, 2016.

The unpaid balance of loans originated four years ago and prior has improved to 3.3 percent of the total unpaid balance, compared to 4.2 percent at December 31, 2015. The loan count for this category has also improved from 7,407 at December 31, 2015 to 6,943 at December 31, 2016, representing an improvement as a percentage of the total loan count, from 6.2 percent to 5.2 percent, respectively.

Mortgage loans originated four years ago and prior continue to represent the highest percentage of loans past due within the respective buckets, with 91.3 percent being current within that category at December 31, 2016. This represents an improvement from December 31, 2015 which exhibited a current rate of 89.1 percent within the same category.

By year of origination, the current bucket has improved in most categories and has improved in totality from 98.8 percent at December 31, 2015 to 99.1 percent at December 31, 2016. We continue to focus on collections and keeping customers current in order to limit the number of loans in default.

The following table describes the characteristics of the residential mortgage loans subserviced for others at December 31, 2016, by year of origination:

Year of Origination	2012 and Prior	2013	2014	2015	2016	Total / Weighted Average
	(Dollars in millions)
Unpaid principal balance (1)	$17,285	$7,009	$2,065	$7,837	$8,931	$43,127
Average unpaid principal balance per loan (thousands)	$168	$203	$202	$222	$240	$196
Weighted average service fee (basis points)	29.2	27.3	29.4	33.1	36.2	31.0
Weighted average coupon	4.04%	3.59%	4.08%	3.84%	3.54%	3.83%
Weighted average original maturity (months)	329	328	354	349	347	337
Weighted average age (months)	64	44	28	17	6	39
Average current FICO score (2)	742	752	721	710	702	728
Average original LTV ratio	75.4%	74.8%	85.7%	88.0%	89.9%	81.1%
Housing Price Index LTV, as recalculated (3)	51.4%	52.7%	71.9%	79.5%	87.9%	65.3%
Loan count	102,691	34,552	10,214	35,347	37,271	220,075

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores obtained at various times during the life of the loan.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2016.

The following table presents the past due trends in residential mortgage loans subserviced for others at December 31, 2016, by year of origination:

Year of Origination	2012 and Prior	2013	2014	2015	2016	Total
	(Dollars in millions)
30-59 days past due	$332	$44	$40	$128	$70	$614
60-89 days past due	107	7	8	30	12	164
90 days or greater past due	331	40	7	51	12	441
Total past due	770	91	55	209	94	1,219
Current	16,515	6,918	2,010	7,628	8,837	41,908
Unpaid principal balance (1)	$17,285	$7,009	$2,065	$7,837	$8,931	$43,127

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

Mortgage servicing rights

At December 31, 2016, MSRs at fair value increased $39 million to $335 million, compared to $296 million at December 31, 2015, primarily due to additions from loan sales where we retained servicing, partially offset by actual and pending MSR sales and higher prepayments.

Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs included in Tier 1 capital. Our ratio of MSRs to Tier 1 capital was 26.7 percent and 20.6 percent at December 31, 2016 and December 31, 2015, respectively. During the year ended December 31, 2016, we had MSR sales with a fair value of $84 million. These sales represent nearly all of the Company's remaining Ginnie Mae MSRs.

The principal balance of the loans underlying our total MSRs was $31.2 billion at December 31, 2016, compared to $26.1 billion at December 31, 2015, with the increase primarily attributable to an increase in servicing loan volume, partially offset by loan payoffs and MSR sales of $8.9 billion in underlying loans.

The recorded amount of the MSR portfolio at December 31, 2016 and 2015 as a percentage of the unpaid principal balance of the loans we are servicing was 1.1 percent. When we sell mortgage loans in the secondary market, we usually retain the right to continue to service the mortgage loans for a fee. The weighted average service fee on loans serviced for others is currently 26.7 basis points of the unpaid principal balance. The amount of MSRs initially recorded is based on the fair value of the MSRs determined on the date when the underlying loan is sold. Our determination of fair value, and the amount we record (i.e., the capitalization amount) is based on internal valuations and available market pricing. Estimates of fair value reflect the anticipated prepayment speeds (also known as the constant prepayment rate, product type (i.e., conventional, government, balloon)), fixed or adjustable rate of interest, interest rate, term (i.e., 15 or 30 years), servicing costs per loan, discounted yield rate and estimate of ancillary income such as late fees and prepayment fees.

At December 31, 2016, the fair value of the MSR was based upon the following weighted-average assumptions: (1) an option adjusted spread (OAS) of 7.8 percent; (2) an anticipated loan prepayment rate of 16.7 CPR; and (3) annual servicing costs of $67 per conventional loan, $88 for each government loan and $85 for each adjustable-rate loan, respectively. At December 31, 2015, the fair value of the MSR was based upon the following weighted-average assumptions: (1) an option adjusted spread (OAS) of 8.2 percent; (2) an anticipated loan prepayment rate of 12.6 CPR; and (3) servicing costs of $67 per conventional loan, $88 for each government loan, and $85 for each adjustable-rate loan, respectively.

The following table sets forth activity in loans serviced for others during the past five years:

LOANS SERVICED FOR OTHERS

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Balance, beginning of year	$26,145	$25,427	$25,743	$76,821	$63,771
Loans serviced additions	31,645	26,306	24,407	35,827	53,094
Loan amortization/prepayments	(17,680)	(6,612)	(3,919)	(9,896)	(22,097)
Servicing sales	(8,903)	(18,976)	(20,804)	(77,009)	(17,947)
Balance, end of year	$31,207	$26,145	$25,427	$25,743	$76,821

Investment securities

Investment securities AFS, increased from $1.3 billion at December 31, 2015, to $1.5 billion at December 31, 2016. The increase was primarily due to purchases of $680 million of agency securities, which included U.S. government sponsored agency MBS and municipal obligations, partially offset by sales and principal payments of $477 million.

Investment securities HTM decreased from $1.3 billion at December 31, 2015 to $1.1 billion at December 31, 2016, primarily due to principal payments of $190 million.

For further information on Investment Securities, see Note 2 - Investment Securities.

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

We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, private party whole loan sales, or by pledging them to the FHLB of Indianapolis and borrowing against them. We use the FHLB of Indianapolis as a significant source for funding our residential mortgage banking business due to its flexibility in terms of being able to borrow or repay borrowings as daily cash needs require.

We have arrangements with the FRB of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge investment securities and loans that are eligible based on FRB of Chicago guidelines.

The amount we can borrow, or the value we receive for the assets pledged to our liquidity providers, varies based on the amount and type of pledged collateral as well as the perceived market value of the assets and the "haircut" of the market value of the assets. That value is sensitive to the pricing and policies of our liquidity providers and can change with little or no notice.

Our Consolidated Statements of Cash Flows shows cash used in operating activities of $16.4 billion, $9.5 billion, and $8.1 billion for the years ended December 31, 2016, 2015 and 2014, respectively. This primarily reflects our mortgage operations and is a reflection of the manner in which we execute certain loan sales for which the cash outflow is included in operating activities and the corresponding cash inflow is included in the investing section.

As governed and defined by our internal liquidity policy, we maintain adequate excess liquidity levels appropriate to cover unanticipated liquidity needs. In addition to this liquidity, we also maintain targeted minimum levels of unused collateralized borrowing capacity as another cushion against unexpected liquidity needs. Each business day, we forecast 90 days of daily cash needs. This allows us to determine our projected near term daily cash fluctuations and also to plan and adjust, if necessary, future activities. As a result, in an adverse environment, we would be able to make adjustments to operations as required to meet the liquidity needs of our business, including adjusting deposit rates to increase deposits, planning for additional FHLB borrowings, accelerating sales of LHFS (agencies and/or private), selling loans held-for-investment or securities, borrowing through the use of repurchase agreements, reducing originations, making changes to warehouse funding facilities, or borrowing from the discount window.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our HFI portfolio is funded with stable core deposits whereas our warehouse and HFS loans are funded with FHLB borrowings.

Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations.

Parent Company Liquidity

The Company obtains its liquidity from multiple sources, including dividends from the Bank and the issuance of debt and equity securities. The primary uses of the Company's liquidity are debt service on our senior notes, dividends to common stockholders, capital contributions to the Bank and operating expenses. The Company's most liquid assets are cash it holds at the Bank and interest-bearing demand accounts at correspondent banks, all of which totaled $70 million at December 31, 2016.

The OCC regulates all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. A subsidiary of a savings and loan holding company, such as the Bank, must file a notice or application with the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. In addition, as a subsidiary of a savings and loan holding company, the Bank must receive approval from the FRB before declaring any dividends. Additional restrictions on dividends apply if the Bank fails the QTL test.

For further information and restrictions related to the Bank’s payment of dividends, see MD&A - Capital.

Deposits

Our deposits consist of three primary categories: retail deposits, government deposits, and company controlled deposits. Total deposits increased $865 million, or 10.9 percent at December 31, 2016, compared to December 31, 2015, primarily due to an increase in retail deposits and company controlled deposits.

We have continued to focus on increasing our core deposit accounts such as branch and commercial demand deposits, savings and money market accounts. These core deposits provide a lower cost funding source to the Bank. During the year ended December 31, 2016 our core deposits increased $259 million, primarily driven by growth in commercial demand deposits, partially offset by a decline in retail money market demand accounts.

We utilize local governmental agencies, and other public units, as an additional source for deposit funding. As a Michigan bank, we are not required to hold collateral against our government deposits from Michigan municipalities as they are covered by the Michigan Business and Growth Fund. This results in higher margins earned on these deposits which can be used to fund higher yielding commercial loans. Government deposit accounts include $329 million of certificates of deposit with maturities typically less than one year and $701 million in checking and savings accounts at December 31, 2016.

Company controlled deposits arise due to our servicing or sub-servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. Certain deposits require us to reimburse the owner for the spread on these funds. This cost is a component of net loan administration income. During the year ended December 31, 2016, these deposits increased $407 million. These balances increase or decrease based upon the volume of loans serviced and sub-serviced for others, borrower payment behaviors and the timing of withdrawals. The total UPB of loans serviced and sub-serviced for others increased $8 billion from $72.5 billion at December 31, 2015 to $80.1 billion at December 31, 2016.

We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50 million. At December 31, 2016, we had $231 million of total CDs enrolled in the CDARS program. The total CDARS balances decreased $79 million at December 31, 2016, from December 31, 2015.

The following table sets forth the composition of our deposits:

	December 31,
	2016			2015
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
	(Dollars in millions)
Retail deposits
Branch retail deposits
Demand deposit accounts	$852	0.05%	9.7%	$797	0.07%	10.0%
Savings accounts	3,824	0.77%	43.5%	3,717	0.79%	46.8%
Money market demand accounts	138	0.14%	1.6%	163	0.15%	2.1%
Certificates of deposit/CDARS (1)	1,055	1.04%	12.0%	811	0.86%	10.2%
Total branch retail deposits	5,869	0.70%	66.7%	5,488	0.68%	69.2%
Commercial deposits
Demand deposit accounts	282	0.16%	3.2%	194	0.41%	2.4%
Savings accounts	63	0.62%	0.7%	34	0.56%	0.4%
Money market demand accounts	109	0.77%	1.2%	104	0.76%	1.3%
Certificate of deposit/CDARS (1)	1	1.58%	—%	14	1.03%	0.2%
Total commercial deposits	455	0.37%	5.1%	346	0.55%	4.3%
Total retail deposits subtotal	$6,324	0.67%	71.9%	$5,834	0.67%	73.5%
Government deposits
Demand deposit accounts	250	0.39%	2.8%	302	0.39%	3.8%
Savings accounts	451	0.52%	5.1%	363	0.51%	4.6%
Certificate of deposit/CDARS	329	0.74%	3.7%	397	0.55%	5.0%
Total government deposits (2)	1,030	0.56%	11.7%	1,062	0.49%	13.4%
Company controlled deposits (3)	1,446	—%	16.4%	1,039	—%	13.1%
Total deposits (4)	$8,800	0.55%	100.0%	$7,935	0.56%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1 billion and $0.9 billion at December 31, 2016 and December 31, 2015, respectively.

(2)	Government deposits include funds from municipalities and schools.

(3)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $4.0 billion and $3.4 billion at December 31, 2016 and December 31, 2015, respectively.

The following table indicates the scheduled maturities of our certificates of deposit with a minimum denomination of $100,000 by acquisition channel as of December 31, 2016:

	Retail Deposits	Government Deposits	Total
	(Dollars in millions)
Twelve months or less	$539	$312	$851
One to two years	76	10	86
Two to three years	13	—	13
Three to four years	27	1	28
Four to five years	7	—	7
Thereafter	22	—	22
Total	$684	$323	$1,007

The following table sets forth information relating to our total deposit flows for each of the years indicated:

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Beginning deposits	$7,935	$7,068	$6,140	$8,294	$7,690
Interest credited	42	42	30	42	70
Net deposit increase (decrease)	823	825	898	(2,196)	534
Total deposits, end of the year	$8,800	$7,935	$7,068	$6,140	$8,294

Borrowings

The FHLB provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the FHLB using approved loan types as collateral. At December 31, 2016, we had the authority and approval from the FHLB to utilize a line of credit of up to $7 billion and we may access that line to the extent that collateral is provided. At December 31, 2016, we had $3 billion of advances outstanding and an additional $1.1 billion of collateralized borrowing capacity available at FHLB. At December 31, 2016, we pledged collateral amounting to $496 million with a lendable value of $474 million. At December 31, 2015, we pledged collateral amounting to $75 million with a lendable value of $45 million. At December 31, 2016 and 2015, we had no borrowings outstanding against this line of credit.

Federal Home Loan Bank advances. FHLB advances decreased $561 million at December 31, 2016 from December 31, 2015. We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and long-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending on our current inventory of mortgage LHFS and the availability of lower cost funding sources. Our portfolio includes short-term fixed rate advances, long-term LIBOR adjustable advances, and long-term fixed rate advances. Interest rates on the LIBOR index advances reset every three-months and the advances may be prepaid without penalty, with notification, at scheduled three-month intervals after an initial 12-month lockout period.

For further information relating to FHLB advances, see Note 13 - Borrowings.

Debt. As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued preferred stock (trust preferred securities). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. In January, 2012, we exercised our contractual right to defer regularly scheduled quarterly payments of interest. In July 2016, we made $34 million of payments to bring current our previously deferred interest as of that date.

On July 11, 2016, we issued $250 million of senior notes ("2021 Senior Notes") which mature on July 15, 2021. The proceeds from these notes were used to bring current and redeem our outstanding Series C Preferred Stock.

Prior to June 15, 2021, we may redeem some or all of the 2021 Senior Notes at a redemption price equal to the greater of 100 percent of the aggregate principal amount of the 2021 Senior Notes to be redeemed or the sum of the present values of the remaining scheduled payments plus, in each case, accrued and unpaid interest.

For further information relating to long-term debt, see Note 13 - Borrowings.

Federal Home Loan Bank stock

As a member of the FHLB, we are required to hold shares of FHLB stock in an amount equal to at least one percent of aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 4.5 percent of our FHLB advances, whichever is greater. Once purchased, FHLB shares must be held for five years before they can be redeemed. At December 31, 2016, holdings of FHLB stock increased to $180 million from $170 million at December 31, 2015, due to a FHLB stock purchase which was required due to our higher borrowing levels.

Contractual Obligations

We have various financial obligations, including contractual obligations, which require future cash payments. For further information, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards, Note 12 - Deposit Accounts and Note 13 - Borrowings. The following table summarizes contractual obligations at December 31, 2016, and the future periods in which the obligations are expected to be settled in cash:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(Dollars in millions)
Deposits without stated maturities	$5,970	$—	$—	$—	$5,970
Certificates of deposits	1,105	183	65	31	1,384
Short-term Federal Home Loan Bank advances and other	1,780	—	—	—	1,780
Long-term Federal Home Loan Bank advances	50	125	—	1,025	1,200
Senior notes	—	—	246	—	246
Trust preferred securities	—	—	—	247	247
Operating leases	4	5	3	—	12
DOJ litigation settlement	—	—	—	118	118
Total	$8,909	$313	$314	$1,421	$10,957

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

Loans with government guarantees

As of December 31, 2016 our loans with government guarantees portfolio totaled $365 million. Repossessed assets and the associated claims related to loans with government guarantees recorded in other assets totaled $135 million. In the prior year, loans with government guarantees totaled $485 million and repossessed assets and the associated claims related to loans with government guarantees recorded in other assets totaled $210 million. The decline in the loans with government guarantees portfolio was primarily due to loans transferred to HFS and resold to Ginnie Mae outpacing new repurchases. The decline in the amount reported in other assets was primarily due to loan liquidations and the receipt of claims outpacing new foreclosures. In the fourth quarter of 2016, we sold the vast majority of our outstanding Ginnie Mae MSRs and as of December 31, 2016 had $603 million UPB outstanding as compared to $5.1 billion as of December 31, 2015

Substantially all of these loans continue to be insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs and management believes that the reimbursement process is proceeding appropriately. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes delinquent, which is not paid by the FHA until claimed. Certain loans within our portfolio may be subject to indemnifications and insurance limits which exposes us to limited credit risk. In 2016, we experienced net charge-offs of $14 million and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages. These charge-offs arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss of the guarantee.

For further information on loans with government guarantees, see Note 5 - Loans with Government Guarantees.

Representation and warranty reserve

When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac).

REPRESENTATION AND WARRANTY RESERVE

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Beginning balance	$40	$53	$54	$193	$120
Charge to gain on sale for current loan sales	5	7	7	18	24
Provision (benefit) representation and warranty reserve - change in estimate	(19)	(19)	10	36	256
(Charge-offs), Recoveries, net	1	(1)	(18)	(193)	(207)
Ending balance	$27	$40	$53	$54	$193
Note: In the fourth quarter 2013, we settled substantially all of the repurchase requests and obligations associated with loans originated between January 1, 2000 and December 31, 2008 and sold to Fannie Mae and Freddie Mac which has resulted in lower charge offs subsequent to 2013.

The benefit from the provision adjustment charged to representation and warranty reserve expense during the year ended December 31, 2016, was primarily due to lower net charge-offs coupled with our ongoing efforts to continue to refine our estimates as more data becomes available reflecting the trend under the revised representation and warranty reserve framework as published by the Federal Housing Finance Agency. Under the new framework, subject to certain conditions, the duration of the put-back uncertainty associated with new loans delivered has been significantly reduced. A shorter duration of put-back uncertainty, all else being equal, results in lower reserve estimates.

During the year ended December 31, 2016, we had $19 million in Fannie Mae new repurchase demands and $13 million in Freddie Mac new repurchase demands. During the year ended December 31, 2015, we had $81 million in Fannie Mae new repurchase demands and $30 million in Freddie Mac new repurchase demands. The total UPB of 2009 and later vintage loans sold to Fannie Mae and Freddie Mac was $183 million and $162 million at December 31, 2016 and December 31, 2015, respectively.

For further information on the Representation and Warranty Reserve, see Note 14 - Representation and Warranty Reserve.

Capital

Under the OCC's capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company may need to notify or seek approval from the OCC at least 30 days prior to the declaration of a dividend or the approval by the board of directors of the proposed capital distribution. The 30-day period allows the OCC to determine whether the distribution would not be advisable. Also, under Federal Reserve requirements, the Bank may need to provide a 30-day notice to the Federal Reserve prior to declaring or paying dividends. In addition, under the Supervisory Agreement, the Company agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions. We seek to manage our capital levels and overall business in a manner which we consider to be prudent and work with our regulators to ensure that our capital levels are appropriate considering our risk profile and evaluation of the capital levels maintained by peer institutions.

Consent Orders

On December 19, 2016, the OCC terminated its Consent Order with the Bank. In response to the Consent Order, the Bank implemented and adopted enhanced practices related to, among other things, regulatory compliance, enterprise risk management, capital and liquidity. The lifting of the Consent Order signifies that the OCC has determined that the Bank has met all of the Consent Order requirements.

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

Department of Justice Settlement Agreement

On February 24, 2012, the Bank entered into a Settlement Agreement with the DOJ under which we made an initial payment of $15 million and agreed to make future payments totaling $118 million in annual increments of up to $25 million upon meeting all of the following conditions which are evaluated quarterly and include: (a) the reversal of the deferred tax asset valuation allowance, which occurred at the end of 2013; (b) the repayment of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "TARP Preferred"), which occurred in July 2016; and (c) our Bank has a Tier 1 Leverage Capital Ratio of 11 percent or greater. Additionally, if the Bank or Bancorp become party to a business combination in which the Bank and Bancorp represent less than 33.3 percent of the resulting company’s assets, annual payments would commence twelve months after the date of that business combination. Further, should all conditions for payment be satisfied, an annual payment under the settlement agreement would be made, and any further payments would be made only so long as such conditions are satisfied at the time required for such further payments.

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

Effective January 1, 2015, we became subject to the Basel III rules, which include certain transition provisions. Capital deductions related to the Company's MSRs and deferred tax assets are recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2018. When presented on a fully phased-in basis, capital, risk-weighted assets, and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized. As of December 31, 2016, the Company and the Bank were subject to the transitional phase-in limitation on deductions related to MSRs and certain deferred tax assets. The annual incremental change in the deductions due to the increase in the transitional phase-in from 40 percent in 2015 to 60 percent in 2016 reduced our regulatory capital ratios. These transitional phase in amounts increase to 80 percent in 2017 and 100 percent in 2018.

Effective January 1, 2016, we became subject to the capital conservation buffer under the Basel III rules, subjecting a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer above the minimum risk based capital requirements. The capital conservation buffer for 2016 must be greater than 0.625 percent in order to not be subject to limitations. The Company and the Bank had a capital conservation buffer of 8.5 percent and 11.3 percent, respectively as of December 31, 2016. When fully phased-in on January 1, 2019, the capital conservation buffer must be greater than 2.5 percent.

Dodd-Frank Act Section 171, commonly known as the Collins Amendment, grandfathered the regulatory capital treatment of hybrid debt and equity securities, such as trust preferred securities issued prior to May 19, 2010, for banks or holding companies with less than $15 billion in total consolidated assets as of December 31, 2009.

At December 31, 2016, we were considered "well-capitalized" for regulatory purposes. The following table shows the regulatory capital ratios as of the dates indicated:

	December 31, 2016		December 31, 2015
Bancorp	Amount	Ratio	Amount	Ratio
Tier 1 leverage (to adjusted tangible assets)	$1,256	8.88%	$1,435	11.51%
Total adjusted tangible asset base (1)	$14,149		$12,474
Tier 1 capital (to RWA)	$1,256	15.12%	$1,435	18.98%
Common equity Tier 1 (to RWA)	$1,084	13.06%	$1,065	14.09%
Total risk-based capital (to RWA)	$1,363	16.41%	$1,534	20.28%
Risk weighted asset base (1)	$8,305		$7,561

	December 31, 2016		December 31, 2015
Bank	Amount	Ratio	Amount	Ratio
Tier 1 leverage (to adjusted tangible assets)	$1,491	10.52%	$1,472	11.79%
Total adjusted tangible asset base (1)	$14,177		$12,491
Tier 1 capital (to RWA)	$1,491	17.90%	$1,472	19.42%
Common equity Tier 1 (to RWA)	$1,491	17.90%	$1,472	19.42%
Total risk-based capital (to RWA)	$1,598	19.18%	$1,570	20.71%
Risk weighted asset base (1)	$8,332		$7,582

(1)	Based on adjusted total assets for purposes of Tier 1 leverage capital and risk-weighted assets for purposes Tier1, common equity Tier 1, and total risk-based capital.

Our Tier 1 leverage ratio decreased at December 31, 2016, as compared to December 31, 2015, primarily as a result of transactions related to the payoff of TARP, the payment of TARP dividends in arrears, along with an increase in the deductions related to DTAs and MSRs due to the change in the transitional phase-in limitation from 40 percent at December 31, 2015 to 60 percent at December 31, 2016.

Banks with assets greater than $10 billion are required to submit a Dodd-Frank Act Stress Test ("DFAST") under the final rules established by their primary regulator. DFAST requires banks to project results over a nine-quarter planning horizon under three scenarios (baseline, adverse, and severely adverse) published by the Federal Reserve and to show that the bank would exceed regulatory minimum capital standards for the Tier 1 leverage ratio, Tier 1 common ratio, Tier 1 risk-based capital ratio, and the Total risk-based capital ratio under all of these scenarios. We are not subject to the Federal Reserve’s Comprehensive Capital Analysis and Review program.

Certain regulatory capital ratios for the Bank and the Company as of December 31, 2016 are shown in the following table:

December 31, 2016	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Bank	Bancorp
Basel III Ratios (transitional)
Common equity Tier I capital ratio	4.50%	6.50%	17.90%	13.06%
Tier I leverage ratio	4.00%	5.00%	10.52%	8.88%

Basel III Ratios (fully phased-in) (1)
Common equity Tier I capital ratio	4.50%	6.50%	16.09%	10.25%
Tier I leverage ratio	4.00%	5.00%	9.76%	7.82%

(1)	Refer to MD&A - Use of Non-GAAP Financial Measures.

The impact under the fully phased in Basel III rules to our Tier 1 leverage ratio is mostly driven by the treatment that MSRs receive under Basel III. Over the long term, we plan to continue to reduce our MSRs to Tier 1 ratio, taking into consideration market conditions to guide our pace of MSR reduction. At December 31, 2016 we had $335 million of MSRs, representing 26.6 percent of Tier 1 capital. We will continue to look for opportunities to reduce our MSRs exposure over time.

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

Nonperforming assets / Tier 1 + Allowance for Loan Losses. The ratio of nonperforming assets to Tier 1 and ALLL divides the total level of nonperforming assets HFI by Tier 1 capital (to adjusted total assets), as defined by bank regulations, plus ALLL. We believe these measurements are meaningful measures of capital adequacy used by investors, regulators, management and others to evaluate the adequacy of capital in comparison to other companies within the industry.

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Nonperforming assets / Tier 1 capital + ALLL
Nonperforming assets	$54	$83	$139	$182	$521
Tier 1 capital (to adjusted total assets) (1)	1,256	1,435	1,184	1,281	1,296
Allowance for loan losses	(142)	(187)	(297)	(207)	(305)
Tier 1 capital + ALLL	$1,398	$1,622	$1,481	$1,488	$1,601
Nonperforming assets / Tier 1 capital + ALLL	3.9%	5.1%	9.5%	12.5%	32.5%

(1)	Represents Tier 1 capital for the Bank prior to 2013.

Basel III (transitional) to Basel III (fully phased-in) reconciliation. On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. When fully phased-in, Basel III, will increase capital requirements through higher minimum capital levels as well as through increases in risk-weights for certain exposures. Additionally, the final Basel III rules place greater emphasis on common equity. In October 2013, the OCC and Federal Reserve released final rules detailing the U.S. implementation of Basel III and the application of the risk-based and leverage capital rules to top-tier savings and loan holding companies. We have transitioned to the Basel III framework beginning in January 2015 and are subject to a phase-in period extending through 2018. Accordingly, the calculations provided below and on the previous page, are estimates. These measures are considered to be non-GAAP financial measures because they are not formally defined by GAAP and the Basel III implementation regulations. The Common Equity Tier 1, Tier 1, Total Capital and Leverage ratios will not be fully phased-in until January 1, 2018 and the Capital Conservation buffer will not be fully phased-in until January 1, 2019. The regulations are subject to change as clarifying guidance becomes available and the calculations currently include our interpretations of the requirements including informal feedback received through the regulatory process. Other entities may calculate the Basel III ratios differently from ours based on their interpretation of the guidelines. Since analysts and banking regulators may assess our capital adequacy using the Basel III framework, we believe that it is useful to provide investors information enabling them to assess our capital adequacy on the same basis.

December 31, 2016	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets)	Tier 1 Capital (to Risk Weighted Assets)	Total Risk-Based Capital (to Risk-Weighted Assets)
Flagstar Bancorp	(Dollars in millions)
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in)
Basel III (transitional)	$1,084	$1,256	$1,256	$1,363
Increased deductions related to deferred tax assets, MSRs, and other capital components	(230)	(162)	(162)	(160)
Basel III (fully phased-in) capital	$854	$1,094	$1,094	$1,203
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in)
Basel III assets (transitional)	$8,305	$14,149	$8,305	$8,305
Net change in assets	35	(161)	35	35
Basel III (fully phased-in) assets	$8,340	$13,988	$8,340	$8,340
Capital ratios
Basel III (transitional)	13.06%	8.88%	15.12%	16.41%
Basel III (fully phased-in)	10.25%	7.82%	13.12%	14.43%

December 31, 2016	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets)	Tier 1 Capital (to Risk Weighted Assets)	Total Risk-Based Capital (to Risk-Weighted Assets)
Flagstar Bank	(Dollars in millions)
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in)
Basel III (transitional)	$1,491	$1,491	$1,491	$1,598
Increased deductions related to deferred tax assets, MSRs, and other capital components	(119)	(119)	(119)	(116)
Basel III (fully phased-in) capital	$1,372	$1,372	$1,372	$1,482
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in)
Basel III assets (transitional)	$8,332	$14,177	$8,332	$8,332
Net change in assets	196	(119)	196	196
Basel III (fully phased-in) assets	$8,528	$14,058	$8,528	$8,528
Capital ratios
Basel III (transitional)	17.90%	10.52%	17.90%	19.18%
Basel III (fully phased-in)	16.09%	9.76%	16.09%	17.38%

Adjusted Net Income, Diluted Income per Share and Adjusted Return on Average Assets. In addition to analyzing the Company's results on a reported basis, management reviews the Company's results and the results on an adjusted basis. These non-GAAP measures reflect the adjustment of the reported U.S.GAAP results for significant items that management does not believe are reflective of the Company's current and ongoing operations. These are measures that management uses to assess performance of the Company against its peers and evaluate overall performance. The Company believes these non-GAAP financial measures provide useful information for investors, securities analysts and others because they provide a tool to evaluate the Company’s performance on an ongoing basis and compared to its peers.

The following table provides a reconciliation of non-GAAP financial measures:

Year Ended
December 31, 2016
(Dollars in millions)
Net income	$171
Adjustment to remove DOJ adjustment	(24)
Tax impact of adjusting item	8
Adjusted net income	$155

Diluted income per share	$2.66
Adjustment to remove DOJ adjustment	(0.42)
Tax impact of adjusting item	0.14
Diluted adjusted income per share	$2.38

Return on average assets	1.23%
Adjustment to remove DOJ adjustment including tax impact	(0.12)%
Adjusted return on average assets	1.11%

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Flagstar Bancorp, Inc.

In our opinion, the accompanying consolidated statements of financial condition as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended present fairly, in all material respects, the financial position of Flagstar Bancorp, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
March 13, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Flagstar Bancorp, Inc.

We have audited the accompanying related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year in the period ended December 31, 2014 of Flagstar Bancorp, Inc. and subsidiaries (the "Company"). The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ Baker Tilly Virchow Krause, LLP
Southfield, Michigan
March 16, 2015, except for Note 23, as to which the date is October 7, 2016

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	December 31,
	2016	2015
Assets
Cash	$84	$54
Interest-earning deposits	74	154
Total cash and cash equivalents	158	208
Investment securities available-for-sale	1,480	1,294
Investment securities held-to-maturity	1,093	1,268
Loans held-for-sale ($3,145 and $2,541 measured at fair value, respectively)	3,177	2,576
Loans held-for-investment ($72 and $111 measured at fair value, respectively)	6,065	6,352
Loans with government guarantees	365	485
Less: allowance for loan losses	(142)	(187)
Total loans held-for-investment and loans with government guarantees, net	6,288	6,650
Mortgage servicing rights	335	296
Net deferred tax asset	286	364
Federal Home Loan Bank stock	180	170
Premises and equipment, net	275	250
Other assets	781	639
Total assets	$14,053	$13,715
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$2,077	$1,574
Interest bearing deposits	6,723	6,361
Total deposits	8,800	7,935
Short-term Federal Home Loan Bank advances	1,780	2,116
Long-term Federal Home Loan Bank advances	1,200	1,425
Other long-term debt	493	247
Representation and warranty reserve	27	40
Other liabilities ($60 and $84 measured at fair value, respectively)	417	423
Total liabilities	12,717	12,186
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 0 and 266,657 issued and outstanding, respectively	—	267
Common stock $0.01 par value, 70,000,000 shares authorized; 56,824,802 and 56,483,258 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,503	1,486
Accumulated other comprehensive (loss) income	(7)	2
Accumulated deficit	(161)	(227)
Total stockholders’ equity	1,336	1,529
Total liabilities and stockholders’ equity	$14,053	$13,715
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In millions, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Interest Income
Loans	$348	$295	$246
Investment securities	68	59	39
Interest-earning deposits and other	1	1	1
Total interest income	417	355	286
Interest Expense
Deposits	46	42	30
Short-term Federal Home Loan Bank advances and other	5	1	—
Long-term Federal Home Loan Bank advances	27	18	2
Other long-term debt	16	7	7
Total interest expense	94	68	39
Net interest income	323	287	247
Provision (benefit) for loan losses	(8)	(19)	132
Net interest income after provision (benefit) for loan losses	$331	$306	$115
Noninterest Income
Net gain on loan sales	$316	$288	$206
Loan fees and charges	76	67	73
Deposit fees and charges	22	25	22
Loan administration income	18	26	24
Net (loss) return on mortgage servicing rights	(26)	28	24
Net (loss) gain on sale of assets	(2)	(1)	12
Representation and warranty (provision) benefit	19	19	(10)
Other noninterest income	64	18	21
Total noninterest income	$487	$470	$372
Noninterest Expense
Compensation and benefits	$269	$237	$233
Commissions	55	39	35
Occupancy and equipment	85	81	80
Asset resolution	7	15	57
Federal insurance premiums	11	23	23
Loan processing expense	55	52	37
Legal and professional expense	29	36	51
Other noninterest expense	49	53	74
Total noninterest expense	$560	$536	$590
Income (loss) before income taxes	$258	$240	$(103)
Provision (benefit) for income taxes	87	82	(34)
Net income (loss)	171	158	(69)
Preferred stock dividend/accretion	—	—	(1)
Net income (loss) from continuing operations	$171	$158	$(70)
Income (loss) per share
Basic	$2.71	$2.27	$(1.72)
Diluted	$2.66	$2.24	$(1.72)
Weighted average shares outstanding
Basic	56,569,307	56,426,977	56,246,528
Diluted	57,597,667	57,164,523	56,246,528
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss)	$171	$158	$(69)
Other comprehensive income (loss), net of tax
Investment securities	(13)	(3)	13
Derivatives and hedging activities	4	(3)	—
Other comprehensive income (loss), net of tax	(9)	(6)	13
Comprehensive income	$162	$152	$(56)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except share data)

	Preferred Stock		Common Stock
	Number of Shares Outstanding	Amount of Preferred Stock	Number of Shares Outstanding	Amount of Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2013	266,657	$266	56,138,074	$1	$1,479	$(5)	$(315)	$1,426
Net loss	—	—		—	—	—	(69)	(69)
Total other comprehensive income	—	—		—	—	13	—	13
Accretion of preferred stock	—	1		—	—	—	(1)	—
Stock-based compensation	—	—	194,233	—	3	—	—	3
Balance at December 31, 2014	266,657	$267	56,332,307	$1	$1,482	$8	$(385)	$1,373
Net income	—	$—	—	$—	$—	$—	$158	$158
Total other comprehensive loss	—	—		—	—	(6)	—	(6)
Stock-based compensation	—	—	150,951	—	3	—	—	3
Warrant exercise	—	—	—	—	1	—	—	1
Balance at December 31, 2015	266,657	$267	56,483,258	$1	$1,486	$2	$(227)	$1,529
Net income	—	$—	—	$—	$—	$—	$171	$171
Total other comprehensive loss	—	—	—	—	—	(9)	—	(9)
Preferred stock redemption	(266,657)	(267)	—	—	—	—	—	(267)
Dividends on preferred stock	—	—	—	—	—	—	(105)	(105)
Warrant exercise	—	—	—	—	6	—	—	6
Stock-based compensation	—	—	341,544	—	11	—	—	$11
Balance at December 31, 2016	—	$—	56,824,802	$1	$1,503	$(7)	$(161)	$1,336
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2016	2015	2014
Operating Activities
Net income (loss)	$171	$158	$(69)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	32	24	24
Representation and warranty provision (benefit)	(19)	(19)	10
Provision (benefit) for loan losses	(8)	(19)	132
Changes in valuation allowance on deferred tax assets	2	11	8
Net gain on loan and asset sales	(314)	(288)	(218)
Proceeds from sales of HFS	16,168	18,467	17,189
Origination, premium paid and purchase of loans, net of principal repayments	(32,295)	(28,008)	(24,899)
Change in fair value and other non-cash changes	(168)	(132)	(280)
Net change in:
Accrued interest receivable	(1)	(8)	33
Deferred income taxes	76	67	(36)
Other assets, excludes purchase of other investments	(59)	211	(33)
Other liabilities	55	(11)	(6)
Net cash used in operating activities	$(16,360)	$(9,547)	$(8,145)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	$17,422	$9,098	$9,191
Collection of principal on investment securities AFS	187	218	160
Purchase of investment securities AFS and other	(680)	(1,148)	(1,278)
Collection of principal on investment securities HTM	190	85	—
Purchase of investment securities HTM	(15)	(217)	—
Proceeds received from the sale of LHFI	229	946	73
Origination and purchase of LHFI, net of principal repayments	(1,073)	(3,130)	(923)
Purchase of bank owned life insurance	(85)	(175)	—
Proceeds from the disposition of repossessed assets	19	24	39
Net (purchase) redemption of FHLB stock	(10)	(15)	54
Acquisition of premises and equipment, net of proceeds	(52)	(46)	(33)
Proceeds from the sale of MSRs	69	245	226
Net cash provided by investing activities	$16,201	$5,885	$7,509
Financing Activities
Net increase in deposit accounts	$866	$866	$928
Net change in short term FHLB borrowings and other short term debt	(336)	1,902	(774)
Proceeds from increases in long term FHLB Advances	445	1,500	300
Repayment of long term FHLB advances	(425)	(375)	—
Repayment of trust preferred securities and long-term debt	—	(88)	(29)
Net (disbursement) receipt of payments of loans serviced for others	(64)	(76)	70
Preferred stock dividends	(105)	—	—
Redemption of preferred stock	(267)	—	—
Net (disbursement) receipt of escrow payments	(5)	5	(4)
Net cash provided by financing activities	$109	$3,734	$491
Net (decrease) increase in cash and cash equivalents	(50)	72	(145)
Beginning cash and cash equivalents	208	136	281
Ending cash and cash equivalents	$158	$208	$136
Supplemental disclosure of cash flow information
Interest paid on deposits and other borrowings	$112	$58	$32
Income tax payments (refund)	$7	$6	$(1)
Non-cash reclassification of investment securities AFS to HTM	$—	$1,112	$—
Non-cash reclassification of loans originated HFI to LHFS	$1,331	$1,140	$426
Non-cash reclassification of mortgage loans originated HFS to HFI	$2	$30	$19
Non-cash reclassification of mortgage LHFS to AFS securities	$17,130	$8,853	$8,800
Non-cash reclassification of loans with government guarantees to other assets	$—	$373	$—
MSRs resulting from sale or securitization of loans	$228	$260	$271
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 1 — Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Flagstar Bancorp, Inc., is a Michigan-based savings and loan holding company founded in 1993. The Company's business is primarily conducted through its principal subsidiary, Flagstar Bank, FSB (the "Bank"), a Michigan-based federally chartered stock savings bank founded in 1987. We are one of the largest banks headquartered in Michigan. When we refer to "Flagstar", "the Company", "we", "our", or "us," we mean Flagstar Bancorp, Inc. and our consolidated subsidiaries.

The Company is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve ("Federal Reserve"). The Bank is subject to regulation, examination and supervision by the OCC of the U.S. Department of the Treasury, the CFPB and the FDIC. The Bank is a member of the FHLB of Indianapolis and its deposits are insured by the FDIC through the Deposit Insurance Fund.

Consolidation and Basis of Presentation

The accounting and financial reporting policies of us and our subsidiaries conform to accounting principles generally accepted in the United States. Additionally, where applicable the policies conform to the accounting and reporting guidelines prescribed by regulatory authorities. Certain prior period amounts have been reclassified to conform to the current period presentation. The preparation of the Consolidated Financial Statements, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Actual results could be materially different from these estimates.

Subsequent Events

We have evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from correspondent banks and the FRB, and Short-term investments that have a maturity at the date of acquisition of three months or less and are readily convertible to cash.

Investment Securities

We measure securities classified as AFS at fair value, with unrealized gains and losses, net of tax, included in "other comprehensive income (loss)" in stockholders’ equity. We recognize realized gains and losses on AFS securities when securities are sold. The cost of securities sold is based on the specific identification method. Any gains or losses realized upon the sale of a security are reported in "other noninterest income" in the Consolidated Statements of Operations. The fair value of investment securities is based on observable market prices, when available. If observable market prices are not available, our valuations are based on alternative methods, including: quotes for similar fixed-income securities, matrix pricing, discounted cash flow using benchmark interest rate curves or other factors. The fair values, obtained through an independent third party utilizing a pricing service, are compared to independent pricing sources on a quarterly basis. For further information, see Note 2 - Investment Securities and Note 22 - Fair Value Measurements.

Investment securities HTM are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Transfers of investment securities into the HTM category from the AFS category are accounted for at fair value at the date of transfer. Any related unrealized holding gain (loss), net of tax, that was included in the transfer is retained in other comprehensive income (loss) and is amortized as an adjustment to interest income over the remaining life of the securities.

We evaluate AFS and HTM investment securities for other than temporary impairment on a quarterly basis. An OTTI is considered to have occurred when the fair value of a debt security is below its amortized costs and we (1) have the intent to sell the security, (2) will more likely than not be required to sell the security before recovery of its amortized cost, or (3) does not expect to recover the entire amortized cost basis of the security. Investments that have an OTTI are written down through a charge to earnings for the amount representing the credit loss on the security. Gains and losses related to all other factors are

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

recognized in other comprehensive income (loss). For the years ended December 31, 2014 through December 31, 2016, we did not recognize any OTTI losses.

Investment securities transactions are recorded on the trade date for purchases and sales. Interest earned on investment securities, including the amortization of premiums and the accretion of discounts are determined using the effective interest method over the period of maturity, recorded in interest income in the Consolidated Statements of Operations. For further information, see Note 2 - Investment Securities.

Loans Held-for-Sale

We classify loans as HFS when we originate or purchase loans that we intend to sell. We have elected the fair value option for the majority of our LHFS. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral. LHFS that are recorded at lower of cost or fair value may be carried at fair value on a nonrecurring basis when the fair value is less than cost. For further information, see Note 22 - Fair Value Measurements.

Loans that are transferred into the HFS portfolio from the HFI portfolio, due to a change in intent, are recorded at the lower of cost or fair value. Gains or losses recognized upon the sale of loans are determined using the specific identification method.

Loans Held-for-Investment

We classify loans that we have the intent and ability to hold for the foreseeable future or until maturity as HFI. Loans held-for-investment are reported at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs. Premiums and discounts on purchased loans and non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, are deferred and recognized over the estimated lives of the related loans as an adjustment to the loans’ effective yield, which is included in interest income on loans in the Consolidated Statements of Operations.

Loans originally classified as HFS, for which we have elected the fair value option, and subsequently transferred to HFI continue to be measured and reported at fair value on a recurring basis. Changes in fair value are recorded to "other noninterest income" on the Consolidated Statements of Operations. The fair value of these loans is determined using the same methods described above for LHFS. For additional information relating to recurring fair value disclosures, see Note 22 - Fair Value Measurements.

When loans originally classified as HFS or as HFI are reclassified due to a change in intent or ability to hold, cash flows associated with the loans will be classified in the Consolidated Statements of Cash Flows as operating or investing, as appropriate, in accordance with the initial classification of the loans.

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

We cease the accrual of interest on all classes of consumer and commercial loans once they become 90 days past due, or when doubt exists as to the ultimate collection of principal or interest (classified as nonaccrual or nonperforming loans). When a loan is placed on nonaccrual status, the accrued interest income is reversed and may only return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement or when any portion of principal or interest is 90 days past due. This classification includes both performing and nonperforming modified loans. For further information, see Note 22 - Fair Value Measurements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

When a loan is considered impaired, the accrual of interest income is discontinued until the receipt of principal and interest is no longer in doubt. Interest income is recognized on impaired loans using a cost recovery method unless amounts contractually due are not in doubt. Cash received on impaired loans are applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income.

Loan Modifications (Troubled Debt Restructurings)

We may modify certain loans in both our consumer and commercial loan portfolios to retain customers or to maximize collection of the outstanding loan balance. We have programs designed to assist borrowers by extending payment dates or reducing the borrower's contractual payments. All loan modifications are made on a case-by-case basis. Our standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. TDRs result in those instances in which a borrower demonstrates financial difficulty and for which a concession has been granted, which includes reductions of interest rate, extensions of amortization period, principal and/or interest forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. These loans are classified as nonperforming TDRs if the loan was nonperforming prior to the restructuring, or based upon the results of a contemporaneous credit evaluation. Such loans will continue on nonaccrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months, after which they will be classified as performing TDRs and begin to accrue interest. Performing and nonperforming TDRs remain impaired as interest and principal will not be received in accordance with the original contractual terms of the loan agreement.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, but may give rise to potential incremental losses. We measure impairments using a discounted cash flow method for performing TDRs and measure impairment based on collateral values for nonperforming TDRs.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses in our LHFI portfolio, excluding loans carried under the fair value option. We establish an allowance when (a) available information indicates that it is probable that a loss has occurred and (b) the amount of the loss can be reasonably estimated. The allowance provides for probable losses that have been identified with specific customer relationships (individually evaluated) and for probable losses believed to be inherent in the loan portfolio but that have not been specifically identified (collectively evaluated). Management assigns qualitative factors to each loan portfolio segment based on consideration of the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, changes in concentrations of credit, and other internal or external factor changes.

A specific allowance is established on impaired loans when it is probable all amounts due will not be collected pursuant to the original contractual terms of the loan and the recorded investment in the loan exceeds its fair value. The required allowance is measured using either the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral less estimated disposal costs if the loan is collateral dependent.

A general allowance is established for losses inherent on non-impaired loans by segmenting the portfolio based upon common risk characteristics. The general loss is then determined by using a historical loss model which utilizes our loss history by specific product, or if the product is not sufficiently seasoned, per readily available industry peer loss data. The loss model utilizes a loss emergence period that represents the average amount of time between when the loss event first occurs and when the specific loan is charged-off. In addition to the loss history or peer data, we also include a qualitative adjustment that considers economic risks, industry and geographic concentrations and other factors not adequately captured in our methodology.

Consumer loans secured by real estate are charged-off to the estimated fair value of the collateral when a loss is confirmed or at 180 days past due, whichever is sooner. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure or receipt of an asset valuation indicating a collateral deficiency and the asset is the sole source of repayment. For consumer loans not secured by real estate, the charge-off is taken upon confirmation or 120 days past due.

Commercial loans are evaluated on a loan level basis and either charged-off or written down to net realizable value if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

Transfers of Financial Assets

Our recognition of gain or loss on the sale of loans for which we surrender control is accounted for as a sale to the extent that 1) the transferred assets are legally isolated from the us or our consolidated affiliates, even in bankruptcy or other receivership, 2) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to the Company, and 3) we do not maintain the obligation or unilateral ability to reclaim or repurchase the assets. If the sale criteria are met, the transferred financial assets are removed from the Consolidated Statements of Financial Condition and a gain or loss on sale is recognized.

Variable Interest Entities

An entity that has a controlling financial interest in a variable interest entity ("VIE") is referred to as the primary beneficiary and consolidates the VIE. The Corporation is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For further information, see Note 7 - Variable Interest Entities.

Repossessed Assets

Repossessed assets include one-to-four family residential property, commercial property and one-to-four family homes under construction that were acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure. Repossessed assets are initially recorded in other assets at the estimated fair value of the collateral less estimated costs to sell. Losses arising from the initial acquisition of such properties are charged against the ALLL at the time of transfer. Subsequent declines in value, as well as gains and losses on disposal of these properties, are charged to "asset resolution" within noninterest expense in the Consolidated Statements of Operations as incurred. For Further information, see Note 22 - Fair Value Measurements.

Loans with Government Guarantees

We originate government guaranteed loans which are pooled and sold as Ginnie Mae MBS. Pursuant to Ginnie Mae servicing guidelines, we have the unilateral right to repurchase loans 90 days or more past due securitized in Ginnie Mae pools. As a result, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, we account for the loans as if they had been repurchased. We recognize the loans and corresponding liability as loans with government guarantees and other liabilities, respectively, in the Consolidated Statements of Financial Condition. If the loan is repurchased, the liability is cash settled and the loan with government guarantee remains. Once repurchased, we may collect losses through a claims process with the government agency, as an approved lender.

Federal Home Loan Bank Stock

We own stock in the FHLB of Indianapolis as required to permit us to obtain membership in and to borrow from the FHLB. No market quotes exist for the stock. The stock is redeemable at par and is carried at cost.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Land is carried at historical cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets which generally ranges from three to thirty years. Capitalized software is amortized on a straight-line basis over its useful life, which generally ranges from three to seven years. Software expenditures, repair and maintenance costs that are considered general, administrative, or of a maintenance nature are expensed as incurred.

Mortgage Servicing Rights

We purchase and originate mortgage loans for sale to the secondary market and sell the loans on either a servicing-retained or servicing-released basis. If we retain the right to service the loan, an MSR is created at the time of sale which is recorded at fair value. We use an internal valuation model that utilizes an option-adjusted spread and other assumptions to determine the fair value of MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

and discount rates. Management obtains third-party valuations of the MSR portfolio on a quarterly basis from independent valuation services to assess the reasonableness of the fair value calculated by our internal valuation model. Changes in fair value of our MSRs are reported on the Consolidated Statements of Operations in "net return on mortgage servicing." For Further information, see Note 22 - Fair Value Measurements.

We periodically enter into agreements to sell certain of our MSRs, which qualify as sales transactions. A transfer of servicing rights related to loans previously sold qualifies as a sale at the date on which title passes, if substantially all risks and rewards of ownership have irrevocably passed to the transferee and any protection provisions retained by the transferor are minor and can be reasonably estimated. In addition, if a sale is recognized and only minor protection provisions exist, a liability is accrued for the estimated obligation associated with those provisions.

Servicing Fee Income

Servicing fee income, late fees and ancillary fees received on loans for which we own the MSR, are included in the net return on MSR line of the Consolidated Statements of Operations. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. Subservicing fees, which are included in loan administration income on the Consolidated Statements of Operations are based on a contractual monthly amount per loan including late fees and other ancillary income.

Derivatives

We utilize derivative instruments to manage the fair value changes in our MSR asset, interest rate lock commitments and loans held for sale portfolio which are exposed to price and interest rate risk, facilitate asset/liability management, minimize the variability of future cash flows on long-term debt, and to meet the needs of our customers. All derivatives are recognized on the Consolidated Statements of Financial Condition as other assets and liabilities, as applicable, at their estimated fair value. For those derivatives designated as qualified cash flow hedges, changes in the fair value of the derivatives, to the extent effective as a hedge, are recorded in accumulated other comprehensive income, net of income taxes, and reclassified into earnings concurrently with the earnings of the hedged item. For derivative instruments designated as qualified fair value hedges, which are used to hedge the exposure of fair value changes of an asset or liability attributable to a particular risk, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For all other derivatives, changes in the fair value of the derivative are recognized immediately in earnings. A majority of these derivatives are subject to master netting agreements and cleared through a Central Counterparty Clearing House, which mitigates non-performance risk with counterparties and enables us to settle activity on a net basis.

We use interest rate swaps, swaptions, futures, and forward loan sale commitments to mitigate the impact of fluctuations in interest rates and interest rate volatility on the fair value of the MSRs. These derivatives are not designated as qualifying hedges. Accordingly, changes in their fair value are reflected in current period earnings under the "net return on MSRs." Interest rate swaps, swaptions, futures, and forward loan sale commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable.

We also enter into various derivative agreements with customers and correspondents in the form of interest-rate lock commitments and forward purchase contracts which are commitments to originate or purchase mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The derivatives are valued using internal models that utilize market interest rates and other unobservable inputs. Changes in the fair value of these commitments due to fluctuations in interest rates that are to be originated to our HFS portfolio are economically hedged through the use of forward loan sale commitments of MBS. The gains and losses arising from this derivative activity are reflected in current period earnings under the "net gain on loan sales." Interest rate lock commitments are valued using internal models with significant unobservable market parameters. Forward loan sale commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable.

At certain times we may also enter into various derivative agreements with correspondents in the form of forward purchase contracts at the time the correspondent customer enters into an interest-rate lock commitment. The derivatives are valued using internal models that utilize market interest rates and other unobservable inputs.

We utilize interest rate swaps to hedge the forecasted cash flows from our underlying variable-rate FHLB advances and forecasted FHLB advances in qualifying cash flow hedge accounting relationships. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statement of Financial

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Condition and reclassified into interest expense concurrently with the interest expense on the debt. Interest rate swaps are valued based on quoted prices for similar assets in an active market with inputs that are observable. These hedges are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. For forecasted FHLB advances being hedged, each reporting period we evaluate the likelihood of the transaction occurring based on the current facts and circumstances to ensure the hedge relationship still qualifies for hedge accounting. If we de-designate a hedge relationship or determine that an interest rate swap no longer qualifies for hedge accounting changes in fair value are no longer recorded in other comprehensive income. If the hedged item remains probable to occur, the effective amounts previously recorded in other comprehensive income are recognized in earnings over the remaining life of the hedged item as an adjustment to yield.

We also utilize interest rate swaps to manage fair value changes of our fixed-rate FHLB advances in a qualifying fair value hedge accounting relationship. Changes in the fair value of derivatives designated as fair value hedges, as well as the change in fair value of the hedged item, are recognized in current period earnings. The corresponding adjustment is recorded as a basis adjustment to the hedged item and hedging instrument. Interest rate swaps are valued based on quoted prices for similar assets in an active market with inputs that are observable. These hedges are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. If the Company determines an interest rate swap no longer qualifies for fair value hedge accounting or is de-designated, the hedged item will no longer be adjusted for changes in fair value and the amounts previously recorded as a basis adjustment are recognized in earnings over the remaining life of the hedged item as an adjustment to yield.

If a previously hedged item is extinguished or sold, the remaining unamortized balance in other comprehensive income balance for prior cash flow hedges and the remaining basis adjustment of the hedged item for prior fair value hedges will be reclassified to current period earnings.

To assist our customers in meeting their needs to manage interest rate risk, we enter into interest rate swap derivative contracts. To economically hedge this risk, we enter into offsetting derivative contracts to effectively eliminate the interest rate risk associated with these contracts.

For further information regarding the accounting for derivatives see, Note 11 - Derivative Financial Instruments and additional recurring fair value disclosures in Note 22 - Fair Value Measurements.

Bank Owned Life Insurance

Our bank owned life insurance policies are recorded at their cash surrender value in Other assets on the Consolidated Statements of Financial Condition. We recognize tax-exempt income from the periodic increases in the cash surrender value of these policies and from death benefits in other noninterest income on the Consolidated Statements of Operations. The total cash surrender value of our bank owned life insurance policies totaled $271 million and $178 million at December 31, 2016 and 2015, respectively.

Income Taxes

We evaluate two components of income tax expense: current and deferred. Current income tax expense represents our estimated taxes to be paid or refunded for the current period. Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. We evaluate our deferred tax assets to determine if, based on all available evidence, it is more likely than not that they will be realized. If it is determined that it is more likely than not that the deferred taxes will not be realized, we establish a valuation allowance. For further information, see Note 19 - Income Taxes.

Representation and Warranty Reserve

When we sell mortgage loans into the secondary mortgage market, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. For eligible loans sold to the Agencies after December 31, 2014, certain of these representations and warranties expire after 36 months. Typically, all other representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

either repurchase the loan, pay a fee or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loan. Upon the sale of a loan, the Company recognizes a liability for that guarantee at its fair value as a reduction of our net gain on loan sales. Subsequent to the sale, the liability is re-measured on an ongoing basis based on an estimate of probable future losses. In each case, these estimates are based on our most recent data including loss severity on repurchased and indemnified loans, repurchase requests and other factors. Changes to our previous estimates are recorded in the representation and warranty (provision) benefit in the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are expensed in the period they are incurred and are included as part of other noninterest expense in the Consolidated Statements of Operations. Advertising expenses totaled $11 million, $9 million, and $10 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options and restricted stock units, are classified as equity with expenses being recognized in compensation and benefits in the Consolidated Statements of Operations based on their fair values. The amount of compensation is measured at the grant date and is expensed over the requisite service period, which is normally the vesting period. For further information, see Note 18 - Stock-Based Compensation.

Department of Justice Litigation Settlement

The executed settlement agreement with the DOJ representing the obligation to make future additional payments establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability. We have elected the fair value option to account for this financial liability included in "other liabilities" on the Consolidated Financial Statements. For further information on the valuation of the DOJ litigation settlement, see Note 22 - Fair Value Measurements.

Recently Issued Accounting Pronouncements

Business Combinations - In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a "set") that is a business usually has outputs, outputs are not required to be present. This amendment provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-1 is effective for fiscal years beginning after December 15, 2017. We are currently evaluating this guidance.

Statement of Cash Flows - Restricted Cash - In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendment does not provide a definition of restricted cash or restricted cash equivalents. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. We are currently evaluating this guidance.

Consolidation - In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests held through related parties that are under Common Control. ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments in this update are effective for fiscal years beginning after December 15, 2016.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Income Taxes - In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating this guidance and the impact it will have on our Consolidated Financial Statements.

Statement of Cash Flows - In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This amendment addresses eight issues which current GAAP does not include specific guidance or is unclear, pertaining to: Debt Prepayment or Debt Extinguishment Costs, Settlement of Zero-Coupon Debt Instruments, Contingent Consideration Payments Made after a Business Combination, Proceeds from the Settlement of Insurance Claims, Proceeds from the Settlement of Corporate-Owned or Bank-Owned Life Insurance Policies, Distributions Received from Equity Method Investees, Beneficial Interest in Securitization Transactions, and Separately Identifiable Cash Flows and Application of the Predominance Principle. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating this guidance and the impact it will have on our Consolidated Financial Statements.

Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU alters the current method for recognizing credit losses within the reserve account. Currently, an institution uses the incurred loss method, the new guidance requires financial assets to be presented at the net amount expected to be collected (i.e., net of expected credit losses). The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. We have established an internal steering committee to lead the implementation efforts. The steering committee is in the process of evaluating control and process framework, data, model, and resource requirements and areas where modifications will be required. We are currently evaluating the impact adoption of the guidance will have on our Consolidated Financial Statements, but highlight that any impact will be contingent upon the underlying characteristics of the affected portfolio and macroeconomic and internal forecasts at adoption date.

Stock Compensation - In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective retrospectively for fiscal years beginning after December 15, 2016 and early adoption is permitted. This Update was adopted in the current reporting period with no significant impact recognized on our Consolidated Financial Statements.

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

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Section A - Leases: Amendments to the FASB Accounting Standards Codification, Section B - Conforming Amendments Related to Leases: Amendment to the FASB Accounting Standards Codification, Section C - Background Information and Basis For Conclusions. Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective retrospectively for fiscal years beginning after December 15, 2018 and early adoption is permitted. The guidance in ASU 2016-02 supersedes Topic 840, Leases. Upon adoption and implementation, we expect to gross up assets and liabilities due to the recognition of lease liabilities and right of use assets associated with the underlying lease contracts. While we do not expect the adoption of the guidance to have a material impact on our Consolidated Statements of Operations given our current inventory of leases, review is ongoing and we will continue to evaluate the impact to the Consolidated Statements of Financial Condition and to capital.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Financial Instruments -In January 2016, the FASB issued Update 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective retrospectively for fiscal years beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating this guidance and does not expect this guidance to have a material impact on the Company’s Consolidated Financial Statements, if any.

Revenue from Contracts with Customers - In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration in exchange for those goods or services. The FASB has voted to approve a year deferral of the effective date from January 1, 2017 to January 1, 2018. In April 2016, the FASB clarified the following two aspects: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to provide a limited number of changes to its revenue recognition standard. The amendments clarify the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes, and the timing for measuring customer payments that are not in cash. The amendment also specifies that a contract should be considered complete if all, or substantially all, of its revenue has been collected prior to making the transition to the new standard. In addition, the update clarifies the disclosure requirements for transition to the new standard by adjusting amounts from prior reporting periods. In December 2016, the FASB issued ASU 2016-20 Technical Corrections and Improvement to Topic 606, Revenue from Contracts with Customers. We expect to implement the revenue recognition guidance in the first quarter of 2018 utilizing the cumulative-effect approach. Our implementation of the guidance will include creation of an inventory of revenue contracts and assessing whether the recognition of revenue associated with each contract will be impacted by the new guidance, particularly related to certain fees. Lease contracts and financial instruments, which includes loans and securities, are excluded from the scope of this standard. Therefore, we do not anticipate the implementation of the revenue recognition guidance to have a material impact on our Consolidated Statements of Financial Condition.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 2 — Investment Securities

As of December 31, 2016 and 2015, investment securities were comprised of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
December 31, 2016
Available-for-sale securities
Agency - Commercial	$551	$2	$(5)	$548
Agency - Residential	913	1	(16)	898
Municipal obligations	34	—	—	34
Total available-for-sale securities (1)	$1,498	$3	$(21)	$1,480
Held-to-maturity securities
Agency - Commercial	$595	$—	$(6)	$589
Agency - Residential	498	1	(4)	495
Total held-to-maturity securities (1)	$1,093	$1	$(10)	$1,084

December 31, 2015
Available-for-sale securities
Agency - Commercial	$766	$3	$(3)	$766
Agency - Residential	514	2	(2)	514
Municipal obligations	14	—	—	14
Total available-for-sale securities (1)	$1,294	$5	$(5)	$1,294
Held-to-maturity securities
Agency - Commercial	$634	$—	$(2)	$632
Agency - Residential	634	—	(4)	630
Total held-to-maturity securities (1)	$1,268	$—	$(6)	$1,262

(1)	There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at December 31, 2016 or December 31, 2015.

Management evaluates our securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers our ability and intent to hold securities to recover current market losses. During the years ended December 31, 2016, 2015 and 2014, we had no OTTI.

Available-for-sale securities

Securities available-for-sale are carried at fair value, with unrealized gains and losses, to the extent they are temporary in nature, reported as a component of other comprehensive income.

We purchased $680 million of AFS securities, which included U.S. government sponsored agency MBS and municipal obligations during the year ended December 31, 2016. During the year ended December 31, 2015, we purchased $1.1 billion of investment securities, all of which were U.S. government sponsored agencies, comprised of MBS and collateralized mortgage obligations and $14 million of municipal obligations, compared to $1.2 billion of investment securities, all of which were U.S. government sponsored agencies, comprised of MBS and collateralized mortgage obligations during the year ended December 31, 2014.

Gains (losses) on the sales of AFS securities are reported in other noninterest income in the Consolidated Statements of Operations. During the year ended December 31, 2016, there were $291 million in sales of U.S. government sponsored agency securities, which resulted in a gain of $4 million. During the year ended December 31, 2015, we sold $170 million of U.S. government sponsored agency securities, which resulted in a gain of $3 million, compared to $414 million of U.S. government sponsored agencies, which resulted in a gain of $4 million during the year ended December 31, 2014.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Held-to-maturity securities

Transfers of investment securities into the HTM category from the AFS category are accounted for at fair value at the date of transfer. During the year ended December 31, 2015, we transferred $1.1 billion of AFS securities to HTM securities including a premium of $8 million, reflecting our intent and ability to hold those securities to maturity. The related $5 million of unrealized holding gain, net of tax, that was included in the transfer is retained in other comprehensive income (loss) and is being amortized as an adjustment to interest income over the remaining life of the securities. There were no gains or losses recognized as a result of this transfer.

We purchased $15 million of HTM securities, which included U.S. government sponsored agency MBS during the year ended December 31, 2016. We purchased $217 million of HTM securities, which included agency-collateralized mortgage obligations during the year ended December 31, 2015. There were no purchases of HTM securities during the year ended December 31, 2014. We had no sales of HTM securities during the years ending December 31, 2016, 2015 and 2014, respectively.

The following table summarizes, by duration, the unrealized loss positions on investment securities:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
December 31, 2016
Available-for-sale securities
Agency - Commercial	$6	1	$—	$345	29	$(5)
Agency - Residential	—	—	—	748	55	(16)
Municipal obligations	—	—	—	17	8	—
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$528	34	$(6)
Agency - Residential	—	—	—	385	43	(4)
December 31, 2015
Available-for-sale securities
Agency - Commercial	$—	—	$—	$482	27	$(3)
Agency - Residential	8	2	—	224	15	(2)
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$471	27	$(2)
Agency - Residential	—	—	—	547	50	(4)

The amortized cost and estimated fair value of securities at December 31, 2016, are presented below by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Weighted-Average Yield	Amortized Cost	Estimated Fair Value	Weighted-Average Yield
	(Dollars in millions)			(Dollars in millions)
December 31, 2016
Due after one year through five years	$16	$16	3.79%	$—	$—	—%
Due after five years through 10 years	6	5	2.66%	61	61	2.50%
Due after 10 years	1,476	1,459	2.29%	1,032	1,023	2.39%
Total	$1,498	$1,480		$1,093	$1,084

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

We pledge investment securities, primarily municipal taxable and agency collateralized mortgage obligations, to collateralize lines of credit and/or borrowings. We had pledged investment securities of $879 million, $14 million, and less than $1 million at December 31, 2016, 2015 and 2014, respectively.

Note 3 — Loans Held-for-Sale

The majority of our mortgage loans originated as LHFS are sold into the secondary market on a whole loan basis or by converting the loans to securities or securitizing the loans. At December 31, 2016 and 2015, LHFS totaled $3.2 billion and $2.6 billion, respectively. For the years ended December 31, 2016, 2015 and 2014, we reported net gain on loan sales associated with LHFS of $301 million, $288 million, and $206 million, respectively.

At December 31, 2016 and 2015, $32 million and $35 million, respectively, of LHFS were recorded at lower of cost or fair value. The remainder of the loans in the portfolio are recorded at fair value as we have elected the fair value option for such loans.

Note 4 — Loans Held-for-Investment

Loans held-for-investment are summarized as follows:

	December 31, 2016	December 31, 2015
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,327	$3,100
Second mortgage	126	135
HELOC	317	384
Other	28	31
Total consumer loans	2,798	3,650
Commercial loans
Commercial real estate (1)	1,261	814
Commercial and industrial	769	552
Warehouse lending	1,237	1,336
Total commercial loans	3,267	2,702
Total loans held-for-investment	6,065	6,352

(1)	Includes $245 million and $188 million of owner occupied commercial real estate loans at December 31, 2016 and December 31, 2015, respectively.

During the year ended December 31, 2016, we sold nonperforming, TDR and non-agency loans with unpaid principal balances totaling $110 million. Upon a change in our intent, the loans were transferred to HFS and subsequently sold resulting in a loss on sale of $2 million during the year ended December 31, 2016, which is recorded in net loss on sale of assets on the Consolidated Statements of Operations. A portion of the general ALLL associated with these loans was reduced, resulting in a
$13 million reduction in allowance.

Also, during the year ended December 31, 2016, we sold performing residential first mortgage loans with unpaid principal balances of $1.2 billion. Upon a change in our intent, the loans were transferred to HFS and subsequently sold resulting in a gain of $14 million, which is recorded in net gain on loan sales on the Consolidated Statements of Operations.

During the year ended December 31, 2015, we sold or transferred interest-only residential first mortgage loans with unpaid principal balances totaling $601 million and residential first mortgage jumbo loans with unpaid principal balances of $9 million. In addition, we sold past due (including nonperforming) and troubled debt restructured first residential mortgage loans with unpaid principal balances of $427 million and $8 million of other residential first mortgage loans. Upon a change in our intent, the loans were transferred to HFS and subsequently sold resulting in a gain on sale of $1 million, which is recorded in net gain on sale of assets on the Consolidated Statements of Operations. A portion of the general ALLL associated with these loans was reduced, resulting in a $69 million reduction in allowance.

During the year ended December 31, 2014, we sold nonperforming, troubled debt restructured residential first mortgage and residential first mortgage jumbo loans with unpaid principal balances totaling $632 million and $20 million of

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

other residential first mortgage loans. A portion of the ALLL associated with these loans was reduced, resulting in a $9 million reduction in allowance. Upon a change in our intent, the loans were transferred to HFS and subsequently sold resulting in a gain on sale of $11 million, which is recorded in net gain on sale of assets on the Consolidated Statements of Operations.

During the year ended December 31, 2016, we purchased jumbo residential first mortgage loans with an unpaid principal balance of $175 million and a premium of $1 million. During the year ended December 31, 2015, we purchased $197 million of HELOC loans with a premium of $7 million, none of which were credit impaired.

We have pledged certain LHFI, LHFS, and loans with government guarantees to collateralize lines of credit and/or borrowings with the FRB of Chicago and the FHLB of Indianapolis. At December 31, 2016 and 2015, we had pledged $5.3 billion and $5.8 billion, respectively.

The ALLL by class of loan are summarized in the following tables:

	Residential First Mortgage (1)	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
Year Ended December 31, 2016	(Dollars in millions)
Beginning balance ALLL	$116	$11	$21	$2	$18	$13	$6	$187
Charge-offs (2)	(29)	(2)	(2)	(3)	—	—	—	(36)
Recoveries	2	—	—	3	1	—	—	6
Provision (benefit) (3)	(24)	(1)	(3)	(1)	9	4	1	(15)
Ending balance ALLL	$65	$8	$16	$1	$28	$17	$7	$142
Year Ended December 31, 2015
Beginning balance ALLL	$234	$12	$19	$1	$17	$11	$3	$297
Charge-offs (2)	(87)	(4)	(3)	(4)	—	(3)	—	(101)
Recoveries	3	2	—	3	2	—	—	10
Provision (benefit)	(34)	1	5	2	(1)	5	3	(19)
Ending balance ALLL	$116	$11	$21	$2	$18	$13	$6	$187
Year Ended December 31, 2014
Beginning balance ALLL	$162	$12	$8	$2	$19	$3	$1	$207
Charge-offs	(38)	(3)	(6)	(2)	(3)	—	—	(52)
Recoveries	3	1	—	3	3	—	—	10
Provision (benefit)	107	2	17	(2)	(2)	8	2	132
Ending balance ALLL	$234	$12	$19	$1	$17	$11	$3	$297

(1)	Includes allowance and charge-offs related to loans with government guarantees.

(2)
Includes charge-offs of $8 million, $69 million and $15 million related to the transfer and subsequent sale of loans during the year ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively. Also includes charge-offs related to loans with government guarantees of $14 million, $3 million, and zero during the year ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

(3)
Does not include $7 million for provision expense for loan losses recorded in the Consolidated Statements of Operations to reserve for repossessed loans with government guarantees at December 31, 2016. There was no provision for loan losses for repossessed loans with government guarantees recorded at December 31, 2015, and December 31, 2014, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	Residential First Mortgage (1)	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
December 31, 2016
Loans held-for-investment
Individually evaluated	$46	$26	$3	$—	$—	$—	$—	$75
Collectively evaluated (2)	2,274	59	290	28	1,261	769	1,237	5,918
Total loans	$2,320	$85	$293	$28	$1,261	$769	$1,237	$5,993
Allowance for loan losses
Individually evaluated	$5	$6	$2	$—	$—	$—	$—	$13
Collectively evaluated (2)	60	2	14	1	28	17	7	129
Total allowance for loan losses	$65	$8	$16	$1	$28	$17	$7	$142
December 31, 2015
Loans held-for-investment
Individually evaluated	$87	$28	$3	$—	$—	$2	$—	$120
Collectively evaluated (2)	3,007	65	318	31	814	550	1,336	6,121
Total loans	$3,094	$93	$321	$31	$814	$552	$1,336	$6,241
Allowance for loan losses
Individually evaluated	$12	$6	$1	$1	$—	$—	$—	$20
Collectively evaluated (2)	104	5	20	1	18	13	6	167
Total allowance for loan losses	$116	$11	$21	$2	$18	$13	$6	$187

(1)	Includes allowance related to loans with government guarantees.

(2)	Excludes loans carried under the fair value option.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table sets forth the LHFI aging analysis as of December 31, 2016 and December 31, 2015, of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total Investment Loans
	(Dollars in millions)
December 31, 2016
Consumer loans
Residential first mortgage	$6	$—	$29	$35	$2,292	$2,327
Second mortgage	—	1	4	5	121	126
HELOC	1	1	7	9	308	317
Other	1	—	—	1	27	28
Total consumer loans	8	2	40	50	2,748	2,798
Commercial loans
Commercial real estate	—	—	—	—	1,261	1,261
Commercial and industrial	—	—	—	—	769	769
Warehouse lending	—	—	—	—	1,237	1,237
Total commercial loans	—	—	—	—	3,267	3,267
Total loans (2)	$8	$2	$40	$50	$6,015	$6,065
December 31, 2015
Consumer loans
Residential first mortgage	$7	$3	$53	$63	$3,037	$3,100
Second mortgage	—	—	2	2	133	135
HELOC	2	1	9	12	372	384
Other	1	—	—	1	30	31
Total consumer loans	10	4	64	78	3,572	3,650
Commercial loans
Commercial real estate	—	—	—	—	814	814
Commercial and industrial	—	—	2	2	550	552
Warehouse lending	—	—	—	—	1,336	1,336
Total commercial loans	—	—	2	2	2,700	2,702
Total loans (2)	$10	$4	$66	$80	$6,272	$6,352

(1)	Includes loans 90 days or greater past due and performing nonaccrual loans that are less than 90 days past due.

(2)	Includes $13 million and $10 million of loans 90 days or greater past due accounted for under the fair value option at December 31, 2016 and 2015, respectively.

Interest that would have been accrued on impaired loans totaled approximately $2 million, $6 million and $17 million during the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, we had no loans 90 days or greater past due and still accruing interest.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Troubled Debt Restructurings

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
December 31, 2016	(Dollars in millions)
Consumer loans (1)
Residential first mortgage	$22	$11	$33
Second mortgage	35	4	39
HELOC	10	3	13
Total consumer loans	67	18	85
Total TDRs (2)	$67	$18	$85
December 31, 2015
Consumer loans (1)
Residential first mortgage	$49	$27	$76
Second mortgage	32	1	33
HELOC	20	7	27
Total TDRs (2)	$101	$35	$136

(1)	The ALLL on consumer TDR loans totaled $9 million and $15 million at December 31, 2016 and 2015, respectively.

(2)	Includes $25 million and $32 million of TDR loans accounted for under the fair value option at December 31, 2016 and 2015, respectively.

The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
Year Ended December 31, 2016	(Dollars in millions)
Residential first mortgages	23	$4	$5	$—
Second mortgages	56	3	3	—
HELOC (2)(3)	87	6	5	—
Commercial & Industrial	1	$2	$1	$—
Total TDR loans	167	$15	$14	$—
Year Ended December 31, 2015
Residential first mortgages	325	$81	$80	$(2)
Second mortgages	97	4	3	—
HELOC (2)(3)	273	17	15	—
Other consumer	3	—	—	—
Total TDR loans	698	$102	$98	$(2)
Year Ended December 31, 2014
Residential first mortgages	165	$48	$47	$3
Second mortgages	325	11	10	—
HELOC (2)	30	1	1	—
Total TDR loans	520	$60	$58	$3

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	HELOC post-modification unpaid principal balance reflects write downs.

(3)	Includes loans carried at fair value option.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table provides a summary of newly modified TDRs in the past 12 months that have been subsequently defaulted during the years ended December 31, 2016, 2015 and 2014. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted when greater than 90 days past due. The UPB associated with the TDR classes in the table below was less than $1 million for each class and in the aggregate for the years ended December 31, 2016, 2015 and 2014. There was no increase or decrease in the allowance associated with these TDRs at subsequent default. Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date:

	Years Ended December 31,
	2016	2015	2014
	Number of Accounts
Residential first mortgages	1	3	2
Second mortgages	0	2	18
HELOC (1)	7	3	5
Total TDR loans	8	8	25

(1)	HELOC post-modification unpaid principal balance reflects write downs.

Impaired Loans

The following table presents individually evaluated impaired loans and the associated allowance:

	December 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage	$6	$6	$—	$20	$20	$—
Commercial loans
Commercial and industrial	—	—	—	5	2	—
	$6	$6	$—	$25	$22	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$40	$40	$5	$65	$67	$12
Second mortgage	26	26	6	28	28	6
HELOC	3	3	2	3	3	1
Other consumer	—	—	—	—	—	1
	$69	$69	$13	$96	$98	$20
Total
Consumer loans
Residential first mortgage	$46	$46	$5	$85	$87	$12
Second mortgage	26	26	6	28	28	6
HELOC	3	3	2	3	3	1
Other consumer	—	—	—	—	—	1
Commercial loans
Commercial and industrial	—	—	—	5	2	—
Total impaired loans	$75	$75	$13	$121	$120	$20

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table presents average impaired loans and the interest income recognized:

	For the Years Ended December 31,
	2016		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$52	$1	$150	$5	$402	$11
Second mortgage	26	2	29	—	28	1
HELOC	4	—	10	—	1	—
Commercial loans
Commercial real estate	—	—	—	—	1	—
Commercial and industrial	2	—	2	—	—	—
Total impaired loans	$84	$3	$191	$5	$432	$12

Credit Quality

We utilize an internal risk rating system in accordance with the Rating Credit Risk booklet of the Comptroller's Handbook, April 2011 and the Uniform Retail Credit classification and Account Management Policy issued June 20, 2000 by the Federal Financial Institution Examination Council which is applied to all consumer and commercial loans. Descriptions of our internal risk ratings as they relate to credit quality follow the ratings used by the U.S. bank regulatory agencies as listed below.

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

Doubtful. An asset classified as doubtful has all the weaknesses inherent in one classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. A doubtful asset has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification as loss is deferred. Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity. Pending events can include mergers, acquisitions, liquidations, capital injections, the perfection of liens on additional collateral, the valuation of collateral, and refinancing. Generally, pending events should be resolved within a relatively short period and the ratings will be adjusted based on the new information. Because of high probability of loss, non-accrual accounting treatment is required for doubtful assets.

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
In accordance with regulatory guidance, we assign risk ratings to consumer loans in the following manner:
•Consumer loans are classified as Watch once the loan becomes 60 days past due.
•Open and closed-end consumer loans 90 days or more past due are classified Substandard.

	December 31, 2016
Commercial Credit Loans	Commercial Real Estate	Commercial and Industrial	Warehouse	Total Commercial
	(Dollars in millions)
Grade
Pass	$1,225	$678	$1,168	$3,071
Watch	27	59	16	102
Special Mention	3	21	53	77
Substandard	6	11	—	17
Total loans	$1,261	$769	$1,237	$3,267

	December 31, 2016
Consumer Credit Loans	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Total Consumer
	(Dollars in millions)
Grade
Pass	$2,273	$87	$299	$28	$2,687
Watch	23	35	11	—	69
Substandard	31	4	7	—	42
Total loans	$2,327	$126	$317	$28	$2,798

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	December 31, 2015
Commercial Credit Loans	Commercial Real Estate	Commercial and Industrial	Warehouse	Total Commercial
	(Dollars in millions)
Grade
Pass	$766	$492	$1,181	$2,439
Watch	42	30	155	227
Special mention	2	21	—	23
Substandard	4	9	—	13
Total loans	$814	$552	$1,336	$2,702

	December 31, 2015
Consumer Credit Loans	Residential First Mortgage	Second Mortgage	HELOC	Other Consumer	Total Consumer
	(Dollars in millions)
Grade
Pass	$2,993	$101	$353	$31	$3,478
Watch	49	32	22	—	103
Substandard	58	2	9	—	69
Total loans	$3,100	$135	$384	$31	$3,650

Note 5 — Loans with Government Guarantees

Substantially all loans with government guarantees are insured or guaranteed by the FHA and U.S. Department of Veterans Affairs. FHA loans earn interest at a rate based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent, which is not paid by the FHA until claimed. Certain loans within our portfolio may be subject to indemnifications and insurance limits which exposes us to limited credit risk. We have reserved for these risks within other assets and as a component of our ALLL on residential first mortgages.

At December 31, 2016 and December 31, 2015, respectively, loans with government guarantees totaled $365 million and $485 million.

At December 31, 2016, repossessed assets and the associated claims recorded in other assets totaled $135 million and at December 31, 2015 repossessed assets and the associated claims were $210 million.

Note 6 — Repossessed Assets

Repossessed assets include the following:

	December 31,
	2016	2015
	(Dollars in millions)
One-to-four family properties	$11	$12
Commercial properties	3	5
Total repossessed assets	$14	$17

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following schedule provides the activity for repossessed assets:

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Beginning balance	$17	$19	$37
Additions, net	19	29	18
Disposals	(19)	(24)	(39)
Net (write down) gain on disposal	(2)	—	5
Transfers out	(1)	(7)	(2)
Ending balance	$14	$17	$19

Note 7 — Variable Interest Entities

In 2015, we executed clean-up calls of the FSTAR 2005-1and FSTAR 2006-2 long-term debt associated with the HELOC securitization trusts. As a result, the FSTAR 2005-1 and FSTAR 2006-2 HELOC securitization trusts were dissolved and we have no consolidated VIEs as of December 31, 2016 and December 31, 2015.

We have a continuing involvement, but are not the primary beneficiary for one unconsolidated VIE related to the FSTAR 2007-1 mortgage securitization trust. In accordance with the settlement agreement with MBIA, there is no further recourse to us related to FSTAR 2007-1, unless MBIA fails to meet their obligations. At December 31, 2016 and 2015, the FSTAR 2007-1 mortgage securitization trust included 2,453 loans and 3,061 loans, respectively, with an aggregate principal balance of $89 million and $117 million, respectively.

Note 8 — Federal Home Loan Bank Stock

Our investment in FHLB stock was $180 million at December 31, 2016 compared to $170 million at December 31, 2015. As a member of the FHLB, we are required to hold shares of FHLB stock in an amount equal to at least one percent of the aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year or five percent of our total FHLB advances, whichever is greater. We had $10 million, $57 million and zero in required stock purchases during the year ending December 31, 2016, 2015 and 2014, respectively. We had zero, $42 million and $54 million redemptions of FHLB stock during the years ended December 31, 2016, 2015 and 2014, respectively. Dividends received on the stock equaled $7 million, $6 million and $9 million for the years ended December 31, 2016, 2015, and 2014, respectively. These dividends were recorded in the Consolidated Statements of Operations as other noninterest income.

Note 9 — Premises and Equipment

Premises and equipment balances and estimated useful lives are as follows:

	Estimated Useful Lives	December 31,
		2016	2015
		(Dollars in millions)
Land	—	$59	$58
Office buildings	15 — 31.5 years	153	149
Computer hardware and software	3 — 7 years	256	214
Furniture, fixtures and equipment	5 — 7 years	61	61
Leased equipment	3 years	4	—
Total		533	482
Less accumulated depreciation		(258)	(232)
Premises and equipment, net		$275	$250

Depreciation expense amounted to approximately $31 million, $26 million and $26 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Operating Leases

We conduct a portion of our business from leased facilities. Such leases are considered to be operating leases based on their lease terms. Lease rental expense totaled approximately $5 million, $7 million and $8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The following outlines our minimum contractual lease obligations:

December 31, 2016
(Dollars in millions)
2017	$4
2018	3
2019	2
2020	2
2021	1
Thereafter	—
Total	$12

Note 10 — Mortgage Servicing Rights

We have investments in MSRs that result from the sale of loans to the secondary market for which we retain the servicing. A primary risk associated with MSRs is the potential reduction in fair value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. We utilize derivatives as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. There is also a risk of valuation decline due to higher than expected increases in default rates, which we do not believe can be effectively managed using derivatives. For further information, see Note 11 - Derivative Financial Instruments, regarding the derivative instruments utilized to manage our MSR risks.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Balance at beginning of period	$296	$258	$285
Additions from loans sold with servicing retained	228	260	272
Reductions from sales	(84)	(176)	(232)
Changes in fair value due to (1)
Decrease in MSR value due to pay-offs, pay-downs, and runoff	(62)	(43)	(31)
Changes in estimates of fair value (2)	(43)	(3)	(36)
Fair value of MSRs at end of period	$335	$296	$258

(1)	Changes in fair value are included within net (loss) return on MSRs on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes.

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted-average of certain significant assumptions used in valuing these assets:

	December 31, 2016			December 31, 2015
		Fair value impact due to			Fair value impact due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
		(Dollars in millions)
Option adjusted spread	7.78%	$326	$318	8.24%	$287	$279
Constant prepayment rate	16.68%	322	311	12.63%	285	275
Weighted average cost to service per loan	$68.18	330	326	$71.86	292	288

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

For further information, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards and Note 22 - Fair Value Measurements.

Contractual servicing and subservicing fees. Contractual servicing and subservicing fees, including late fees and other ancillary income are presented below. Contractual servicing fees are included within net (loss) return on MSRs on the Consolidated Statements of Operations. Contractual subservicing fees including late fees and other ancillary income are included within loan administration income on the Consolidated Statements of Operations. Subservicing fee income is recorded for fees earned, net of third party subservicing costs, for loans subserviced.

The following table summarizes income and fees associated with contractual servicing rights:

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Income on mortgage servicing asset
Servicing fees, ancillary income and late fees (1)	$81	$69	$69
Changes in fair value (2)	(109)	(44)	(69)
Gain (loss) on MSR derivatives (3)	—	5	26
Net transaction costs	2	(2)	(2)
Total (loss) return included in net return on mortgage servicing rights	$(26)	$28	$24

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on a cash basis.

(2)	Includes a $4 million loss recorded to a payoff reserve during the year ended December 31, 2016 and $2 million gain related to the sale of MSRs during the year ended December 31, 2015.

(3)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced:

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Income (expenses) on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$29	$33	$28
Other servicing charges	(11)	(7)	(4)
Total income on mortgage loans subserviced, included in loan administration	$18	$26	$24

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on cash basis.

Note 11 — Derivative Financial Instruments

Derivative financial instruments are recorded at fair value in other assets and other liabilities on the Consolidated Statements of Financial Condition after taking into account the effects of legally enforceable bilateral collateral and master netting agreements. We are exposed to non-performance risk by the counterparties to our various derivative financial instruments. A majority of our derivatives are centrally cleared through a Central Counterparty Clearing House or consist of residential mortgage interest rate lock commitments further limiting our exposure to non-performance risk. We believe that the non-performance risk inherent in our remaining derivative contracts is minimal based on credit standards and the collateral provisions of the derivative agreements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Derivatives not designated as hedging instruments: We maintain a derivative portfolio of interest rate swaps, futures and forward commitments used to manage exposure to changes in interest rates, MSR asset values and to meet the needs of customers. We also enter into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Market risk on interest rate lock commitments and mortgage LHFS is managed using corresponding forward sale commitments.

Changes in fair value of derivatives not designated as hedging instruments are recognized in the Consolidated Statements of Income.

Derivatives designated as hedging instruments: We have designated certain interest rate swaps as cash flow hedges of certain interest rate payments of our variable-rate FHLB advances.

Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At December 31, 2016, we had $1 million (net-of-tax) recorded of unrealized gains on derivatives classified as cash flow hedges recorded in accumulated other comprehensive income (loss), compared to $3 million of unrealized losses at December 31, 2015. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $4 million of losses (net-of-tax).

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and throughout the hedge period. All hedge relationships were and are expected to be highly effective as of December 31, 2016. Cash flows and the profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

The net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions, were as follows:

		For the Year Ended December 31,
	Location of Gain/(Loss)	2016	2015	2014
		(Dollars in millions)
Derivatives not designated as hedging instruments:
Futures	Net (loss) return on mortgage servicing rights	$—	$6	$18
Interest rate swaps and swaptions	Net (loss) return on mortgage servicing rights	(5)	(2)	—
Mortgage-backed securities forwards	Net (loss) return on mortgage servicing rights	5	1	8
Rate lock commitments and forward agency and loan sales	Net gain on loan sales	26	9	(12)
Rate lock commitments	Other noninterest income	(2)	(2)	—
Interest rate swaps (1)	Other noninterest income	4	2	3
Total derivative (loss) gain		$28	$14	$17

(1)	Includes customer-initiated commercial interest rate swaps.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following tables present information on derivative financial instruments:

	December 31, 2016
	Notional Amount	Fair Value	Expiration Dates
	(Dollars in millions)
Derivatives designated as hedging instruments:
Assets	$600	$20	2023-2026
Interest rate swaps on FHLB advances
Liabilities (1)
Interest rate swaps on FHLB advances	$230	$1	2025-2026
Derivatives not designated as hedging instruments:
Assets (1)
Futures	$4,621	$2	2017-2020
Mortgage-backed securities forwards	3,776	43	2017
Rate lock commitments	3,517	24	2017
Interest rate swaps and swaptions	2,231	35	2017-2033
Total derivative assets	$14,145	$104
Liabilities (1)
Futures	$134	$—	2017
Mortgage-backed securities forwards	1,893	11	2017
Rate lock commitments	598	6	2017
Interest rate swaps	1,129	37	2017-2047
Total derivative liabilities	$3,754	$54

	December 31, 2015
	Notional Amount	Fair Value	Expiration Dates
	(Dollars in millions)
Derivatives designated as hedging instruments:
Liabilities (1)
Interest rate swaps on FHLB advances	$825	$4	2023-2025
Derivatives not designated as hedging instruments:
Assets (1)
U.S. Treasury and euro dollar futures	$1,892	$—	2016-2019
Mortgage-backed securities forwards	1,931	7	2016
Rate lock commitments	3,593	26	2016
Interest rate swaps and swaptions	1,554	25	2016-2035
Total derivative assets	$8,970	$58
Liabilities (1)
U.S. Treasury and euro dollar futures	$768	$1	2016-2019
Mortgage-backed securities forwards	2,655	6	2016
Rate lock commitments	168	—	2016
Interest rate swaps	422	7	2016-2025
Total derivative liabilities	$4,013	$14

(1)	Derivatives liabilities and assets are included in other assets and liabilities on the Consolidated Statements of Financial Condition.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral:

				Gross Amounts Not Offset in the Statement of Financial Position
December 31, 2016	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral
	(Dollars in millions)
Derivatives designated as hedging instruments:
Assets
Interest Rate Swaps on FHLB advances (1)	$20	$1	$19	$—	$—
Liabilities
Interest Rate Swaps on FHLB advances (1)	$1	$1	$—	$—	$33

Derivatives not designated as hedging instruments:
Assets
Futures	$2	$—	$2	$—	$—
Mortgage-backed securities forwards	$43	$—	$43	$—	$44
Interest rate swaps and swaptions (1)	35	—	35	—	30
Total derivative assets	$80	$—	$80	$—	$74
Liabilities
Futures	$—	$—	$—	$—	$1
Mortgage-backed securities forwards	11	—	11	—	—
Interest rate swaps and swaptions (1)	37	—	37	—	20
Total derivative liabilities	$48	$—	$48	$—	$21

(1)
Additional funds are pledged to a Central Counterparty Clearing House in the amount of $15 million as of December 31, 2016 to maintain initial margin requirements. This collateral is in addition to the amount required to be maintained for potential market changes shown in the cash collateral column above.

				Gross Amounts Not Offset in the Statement of Financial Position
December 31, 2015	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral
	(Dollars in millions)
Derivatives designated as hedging instruments:
Liabilities
Interest Rate Swaps on FHLB advances	$4	$—	$4	$—	$19

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$7	$—	$7	$—	$4
Interest rate swaps and swaptions (1)	25	—	25	—	10
Total derivative assets	$32	$—	$32	$—	$14
Liabilities
U.S. Treasury and euro dollar futures	$1	$—	$1	$—	$2
Mortgage-backed securities forwards	6	—	6	—	8
Interest rate swaps and swaptions (1)	7	—	7	—	12
Total derivative liabilities	$14	$—	$14	$—	$22

(1)
Additional funds are pledged to a Central Counterparty Clearing House in the amount of $7 million as of December 31, 2015 to maintain initial margin requirements. This collateral is in addition to the amount required to be maintained for potential market changes shown in the cash collateral column above.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

We pledged a total of $54 million of cash collateral to counterparties and had an obligation to return cash of $74 million at December 31, 2016 for derivative activities. We pledged a total of $41 million of cash collateral to counterparties and had an obligation to return cash of $14 million at December 31, 2015 for derivative activities. The net cash pledged is restricted and is included in other assets on the Consolidated Statements of Financial Condition.

Note 12 — Deposit Accounts

The deposit accounts are as follows:

	December 31,
	2016	2015
	(Dollars in millions)
Retail deposits
Branch retail deposits
Demand deposit accounts	$852	$797
Savings accounts	3,824	3,717
Money market demand accounts	138	163
Certificates of deposit/CDARS	1,055	811
Total branch retail deposits	5,869	5,488
Commercial deposits
Demand deposit account	282	194
Savings account	63	34
Money market demand accounts	109	104
Certificates of deposit/CDARS	1	14
Total commercial deposits	455	346
Total retail deposits subtotal	6,324	5,834
Government deposits
Demand deposit accounts	250	302
Savings accounts	451	363
Certificates of deposit/CDARS	329	397
Total government deposits	1,030	1,062
Company controlled deposits	1,446	1,039
Total deposits	$8,800	$7,935

The following indicates the scheduled maturities for certificates of deposit with a minimum denomination of $250,000:

	December 31,
	2016	2015
	(Dollars in millions)
Three months or less	$126	$97
Over three months to six months	116	72
Over six months to twelve months	146	173
One to two years	34	17
Thereafter	27	37
Total	$449	$396

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 13 — Borrowings

Federal Home Loan Bank Advances

The following is a breakdown of our FHLB advances outstanding:

	December 31, 2016		December 31, 2015		December 31, 2014
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$1,780	0.62%	$2,116	0.32%	$214	0.26%
Total Short-term Federal Home Loan Bank advances	$1,780		$2,116		$214
Long-term LIBOR adjustable advances	1,025	1.12%	825	0.70%	—	—%
Long-term fixed rate advances (1)	175	1.12%	600	1.37%	300	1.36%
Total Long-term Federal Home Loan Bank advances	$1,200		$1,425		$300
Total Federal Home Loan Bank advances	$2,980		$3,541		$514

(1)	Includes the current portion of fixed rate advances of $50 million and $175 million at December 31, 2016 and December 31, 2015, respectively.

We settled $250 million and $375 million in long-term fixed rate FHLB advances during the fourth quarters of 2016 and 2015, respectively. During the year ending December 31, 2015, the settlement resulted in a gain on extinguishment of debt in the amount of $3 million, included in other noninterest income.

We are required to maintain a minimum amount of qualifying collateral. In the event of default, the FHLB advance is similar to a secured borrowing, whereby the FHLB has the right to sell the pledged collateral to settle the fair value of the outstanding advances.

At December 31, 2016, we had the authority and approval from the FHLB to utilize a line of credit of up to $7 billion and we may access that line to the extent that collateral is provided. At December 31, 2016, we had $3 billion of advances outstanding and an additional $1.1 billion of collateralized borrowing capacity available at FHLB. The advances can be collateralized by non-delinquent single-family residential first mortgage loans, loans with government guarantees, certain other loans and investment securities.

At December 31, 2016, $1 billion of the outstanding advances had an adjustable rate based on the three month LIBOR index. Interest rates on these advances reset every three months and the advances may be prepaid without penalty, with notification at scheduled three month intervals after an initial 12 month lockout period. The outstanding advances included $830 million in a cash flow hedge relationship as discussed in Note 11 - Derivative Financial Instruments.

The following table contains detailed information on our FHLB advances and other borrowings:

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Maximum outstanding at any month end	$3,557	$3,541	$1,300
Average outstanding balance	2,833	1,811	939
Average remaining borrowing capacity	1,137	1,611	1,947
Weighted-average interest rate	1.16%	1.00%	0.23%

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table outlines the maturity dates of our FHLB advances and other borrowings:

December 31, 2016
(Dollars in millions)
2017	$1,830
2018	125
2019	—
2020	—
Thereafter	1,025
Total	$2,980

Parent Company Senior Notes and Trust Preferred Securities

The following table presents long-term debt:

	December 31, 2016		December 31, 2015
	(Dollars in millions)
Senior Notes	Amount	Interest Rate	Amount	Interest Rate
Senior notes, matures 2021	$246	6.125%	$—	—%
Trust Preferred Securities
Floating Three Month LIBOR
Plus 3.25%, matures 2032	$26	4.25%	$26	3.85%
Plus 3.25%, matures 2033	26	4.13%	26	3.57%
Plus 3.25%, matures 2033	26	4.25%	26	3.85%
Plus 2.00%, matures 2035	26	2.88%	26	2.32%
Plus 2.00%, matures 2035	26	2.88%	26	2.32%
Plus 1.75%, matures 2035	51	2.71%	51	2.26%
Plus 1.50%, matures 2035	25	2.38%	25	1.82%
Plus 1.45%, matures 2037	25	2.41%	25	1.96%
Plus 2.50%, matures 2037	16	3.46%	16	3.01%
Total Trust Preferred Securities	$247		$247
Total long-term debt	$493		$247

Senior Notes

On July 11, 2016, we issued $250 million of senior notes ("2021 Senior Notes") which mature on July 15, 2021. The proceeds from these notes were used to bring dividends current and redeem our outstanding Series C Preferred Stock. The notes are unsecured and rank equally and ratably with the unsecured senior indebtedness of Flagstar Bancorp, Inc.

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

Trust Preferred Securities

We sponsor nine trust subsidiaries, which issued preferred stock to third party investors. We issued trust preferred securities to those trusts, which we have included in long-term debt. The trust preferred securities are the sole assets of those trusts.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

Note 14 — Representation and Warranty Reserve

At the time a loan is sold, an estimate of the fair value of the guarantee associated with the mortgage loans is recorded in the representation and warranty reserve in the Consolidated Statements of Financial Condition. This reduces the net gain on loan sales in the Consolidated Statements of Operations. Subsequent to the sale, the liability is re-measured on an ongoing basis based on an estimate of probable losses. Changes in the estimate are recorded in the representation and warranty (provision) benefit on the Consolidated Statements of Operations.

The following table shows the activity in the representation and warranty reserve:

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Balance, beginning of period	$40	$53	$54
Provision (benefit)
Gain on sale reduction for representation and warranty liability	5	7	7
Representation and warranty provision (benefit)	(19)	(19)	10
Total	(14)	(12)	17
(Charge-offs) Recoveries, net	1	(1)	(18)
Balance, end of period	$27	$40	$53

Note 15— Warrants

May Investor Warrant

We granted warrants (the "May Investor Warrants") on January 30, 2009 under anti-dilution provisions applicable to certain investors (the "May Investors") in our May 2008 private placement capital raise.

For the year ended December 31, 2016, 378,334 May Investor Warrants were exercised resulting in the issuance of 236,058 shares of Common Stock. The May Investors held warrants to purchase 237,627 shares at an exercise price of $10.00 at December 31, 2016.

The May Investor Warrants do not meet the definition of a contract that is indexed to our own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as a liability which is recorded in other liabilities on the Consolidated Statements of Financial Condition and are measured at fair value. Warrant liabilities are valued using a Black Scholes model and are classified within Level 2 of the valuation hierarchy. Significant observable inputs include share price, expected volatility, a risk free rate and an expected life.

At December 31, 2016 and 2015, the liability from May Investors Warrants amounted to $4 million and $8 million, respectively. For further information, see Note 22 - Fair Value Measurements.

TARP Warrant

On January 30, 2009, in conjunction with the sale of 266,657 shares of Series C fixed rate cumulative non-convertible perpetual preferred stock ("Series C Preferred Stock") for $267 million, we issued a warrant to purchase up to approximately 645,138 shares of Common Stock at an exercise price of $62.00 per share (the "Warrant").

The Warrant is exercisable through January 30, 2019 and remains outstanding subsequent to the redemption of TARP, which occurred during the third quarter 2016.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss):

	For the Years Ended December 31,
	2016	2015	2014
Investment securities
Beginning balance	$5	$8	$(5)
Unrealized gain (loss)	(10)	(7)	24
Less: Tax (benefit) provision	(3)	(2)	8
Net unrealized gain (loss)	(7)	(5)	16
Reclassifications out of AOCI (1)	(9)	3	(4)
Less: Tax (benefit) provision	(3)	1	(1)
Net unrealized gain (loss) reclassified out of AOCI	(6)	2	(3)
Other comprehensive income/(loss), net of tax	$(13)	(3)	13
Ending balance	$(8)	$5	$8

Cash Flow Hedges
Beginning balance	$(3)	$—	$—
Unrealized gain (loss)	(13)	(6)	—
Less: Tax (benefit) provision	(5)	(1)	—
Net unrealized gain (loss)	(8)	(5)	—
Reclassifications out of AOCI (1)	19	2	—
Less: Tax (benefit) provision	7	—	—
Net unrealized gain (loss) reclassified out of AOCI	12	2	—
Other comprehensive income/(loss), net of tax	4	(3)	—
Ending balance	$1	$(3)	$—

(1)	Reclassifications are reported in other noninterest income on the Consolidated Statement of Operations.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 17 — Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	For the Years Ended December 31,
	2016	2015	2014
	(In millions, except share data)
Net income (loss)	$171	$158	$(69)
Less: preferred stock dividend/accretion	—	—	(1)
Net income (loss) from continuing operations	171	158	(70)
Deferred cumulative preferred stock dividends	(18)	(30)	(26)
Net income (loss) applicable to Common Stockholders	$153	$128	$(96)
Weighted Average Shares
Weighted average common shares outstanding	56,569,307	56,426,977	56,246,528
Effect of dilutive securities
May Investor Warrants	138,314	305,484	—
Stock-based awards	890,046	432,062	—
Weighted average diluted common shares	57,597,667	57,164,523	56,246,528
Earnings (loss) per common share
Basic earnings (loss) per common share	$2.71	$2.27	$(1.72)
Effect of dilutive securities
May Investor Warrants	(0.01)	(0.01)	—
Stock-based awards	(0.04)	(0.02)	—
Diluted earnings (loss) per common share	$2.66	$2.24	$(1.72)

On July 29, 2016, we completed the previously announced $267 million redemption of our Series C Preferred Stock. This transaction reduced stockholders equity by approximately $372 million with a $267 million reduction in Preferred Stock and a $105 million reduction related to the payment of deferred dividends.

Under the terms of the Series C Preferred Stock the Company was able to defer payments of preferred stock dividends. We elected to defer dividend payments beginning with the February 2012 dividend. Although, while being deferred, the impact was not included in net income from continuing operations, the deferral did impact net income applicable to common stock for the purpose of calculating earnings per share, as shown above.

Note 18 — Stock-Based Compensation

Our board of directors participates in various stock option plans and incentive compensation plans. Certain key employees, officers, directors and others are eligible to receive stock awards. Awards that may be granted under the plan include stock options, incentive stock options, cash-settled stock appreciation rights, restricted stock units, performance shares and performance units and other awards. Under the current plan, the exercise price of any award granted must be at least equal to the fair market value of common stock on the date of grant. Non-qualified stock options granted to directors expire 5 years from the date of grant. Grants other than non-qualified stock options have term limits set by the board of directors in the applicable agreement. Stock appreciation rights generally expire 7 years from the date of grant. Awards still outstanding under any of the prior plans will continue to be governed by their respective terms.

During the years ended December 31, 2016, 2015 and 2014, compensation expense recognized related to stock-based compensation totaled $11 million, $3 million and $4 million, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Stock Option Plan

The following tables summarize the activity that occurred in the years ended December 31:

	Number of Shares
	2016	2015	2014
Options outstanding, beginning of year	53,284	63,598	82,937
Options canceled, forfeited and expired	(7,493)	(10,314)	(19,339)
Options outstanding, end of year	45,791	53,284	63,598
Options vested or expected to vest, end of year	45,791	53,284	63,598
Options exercisable, end of year	23,576	27,197	32,532

	Weighted Average Exercise Price
	2016	2015	2014
Options outstanding, beginning of year	$80.00	$94.33	$104.26
Options canceled, forfeited and expired	80.00	168.34	136.97
Options outstanding, end of year	$80.00	$80.00	$94.33
Options vested or expected to vest, end of year	$80.00	$80.00	$94.33
Options exercisable, end of year	$80.00	$80.00	$108.01

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014, was zero. Additionally, there was no aggregate intrinsic value of options outstanding and exercised at December 31, 2016, 2015 and 2014.

The following information pertains to the stock options issued pursuant to the Prior Plans, but not exercised at December 31, 2016:

	Options Outstanding			Options Exercisable
Grant Price	Number of Options Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2016	Weighted Average Exercise Price
$80.00	45,791	2.94	$80.00	23,576	$80.00
	45,791			23,576

	Options Vested or Expected to Vest
Grant Price	Number of Options Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$80.00	45,791	2.94	$80.00
	45,791

At December 31, 2016 and 2015, options available for future grants were 250,824 and 243,331, respectively.

Restricted Stock Units

We have issued restricted stock units to officers, directors and certain employees. Time based restricted stock generally will vest in 3 increments on each annual anniversary of the date of grant beginning with the first anniversary subject to service and performance conditions. Certain performance based restricted stock will vest in three years from the date of grant subject to service and performance conditions.

On October 20, 2015, our Board approved and adopted the Flagstar Bancorp, Inc. Executive Long-Term Incentive Program ("ExLTIP"). The ExLTIP provides for payouts to certain executives only if our stock achieves and sustains a specified market performance within ten years of the grant date. The ExLTIP awards were made in the form of restricted stock units under and subject to the terms of the 2016 Flagstar Bancorp, Inc. Stock and Incentive Plan, which was approved at the May 24,

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

2016 annual shareholder meeting. If vested, the restricted stock units would pay out in five installments, subject to a quality review.

At December 31, 2016 and 2015, the maximum number of shares of common stock that may be issued were 2,634,070 shares and 437,402 shares, respectively. We incurred expenses of approximately $11 million, $3 million and $3 million with respect to restricted stock units during the years ended December 31, 2016, 2015 and 2014, respectively. The total fair value of awards vested during the years ended December 31, 2016, 2015, 2014 was $3 million, $2 million, and $5 million, respectively. As of December 31, 2016, the total unrecognized compensation cost related to non-vested awards was $13 million with a weighted average expense recognition period of 3.5 years.

The following table summarizes restricted stock activity:

	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock
Non-vested at December 31, 2013	287,926	$12.01
Granted	279,312	19.27
Vested	(276,548)	14.47
Canceled and forfeited	(56,999)	14.37
Non-vested at December 31, 2014	233,691	$17.21
Granted	1,325,134	16.11
Vested	(152,220)	15.25
Canceled and forfeited	(106,620)	18.46
Non-vested at December 31, 2015	1,299,985	$16.36
Granted	310,209	22.97
Vested	(134,767)	15.78
Canceled and forfeited	(13,517)	17.24
Non-vested at December 31, 2016	1,461,910	$17.68

Incentive Compensation Plans

We had an expense of $33 million, $30 million and $21 million for the years ended December 31, 2016, 2015 and 2014, respectively, for annual employee incentive payments and commission based payments.

Note 19— Income Taxes

Components of the provision (benefit) for income taxes consist of the following:

	For the Years Ended December 31,
	2016	2015	2014
Current	(Dollars in millions)
Federal	$4	$2	$2
State	—	—	(1)
Total current income tax expense	4	2	1
Deferred
Federal	84	82	(35)
State	(1)	(2)	—
Total deferred income tax expense (benefit)	83	80	(35)
Total income tax expense (benefit)	$87	$82	$(34)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Our effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences:

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Provision (benefit) at statutory federal income tax rate (35%)	$90	$84	$(37)
(Decreases) increases resulting from:
Bank Owned Life Insurance	(3)	(1)	—
State income tax benefit, net of federal income tax effect (net of valuation allowance release)	(1)	(2)	(1)
Warrant expense (income)	1	1	(2)
Non-deductible compensation	—	1	1
Litigation settlement	—	—	4
Other	—	(1)	1
Provision (benefit) for income taxes	$87	$82	$(34)

During the year ended December 31, 2016, the effective tax rate was 33.7 percent, compared to an effective tax rate of 34.2 percent during the year ended December 31, 2015 and a benefit of 32.9 percent for the year ended December 31, 2014.

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities are comprised of the following:

	December 31,
	2016	2015
	(Dollars in millions)
Deferred tax assets
Net operating loss carry forwards (Federal and State)	$195	$258
Allowance for loan losses	74	89
Litigation settlement	22	31
Alternative Minimum Tax credit carry forward	18	15
Representation and warranty reserves	10	15
Accrued compensation	5	9
Loan deferred fees and costs	3	—
Non-accrual interest revenue	2	3
Deferred interest	2	3
General business credit	1	1
Other	15	9
Total	347	433
Valuation allowance	(20)	(22)
Total (net)	327	411
Deferred tax liabilities
Premises and equipment	(12)	(3)
Mortgage loan servicing rights	(11)	(19)
Mark-to-market adjustments	(9)	(17)
Commercial lease financing	(5)	(3)
State and local taxes	(4)	(5)
Total	(41)	(47)
Net deferred tax asset	$286	$364

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

We have not provided deferred income taxes for the Bank’s pre-1988 tax bad debt reserve at December 31, 2016 of approximately $4 million because it is not anticipated that this temporary difference will reverse in the foreseeable future. Such reserves would only be taken into taxable income if the Bank, or a successor institution, liquidates, redeems shares, pays dividends in excess of earnings, or ceases to qualify as a bank for tax purposes.

During the years ended December 31, 2016 and 2015, we had federal net operating loss carry forwards of $480 million and $660 million, respectively. These carry forwards, if unused, expire in calendar years 2028 through 2035. As a result of a change in control occurring on January 30, 2009, Section 382 of the Internal Revenue Code places an annual limitation on the use of our new operating loss carry forwards that existed at that time. At December 31, 2016 we had $138 million of net operating loss carry forwards subject to certain annual use limitations which expire in calendar years 2028 through 2029.

We had a total state deferred tax asset before valuation allowance of $32 million and total state net operating loss carryforwards of $611 million at December 31, 2016. In connection with our ongoing assessment of deferred taxes, we analyzed each state net operating loss by jurisdiction and determined the amount of such net operating loss, which is expected to expire unused and recorded a valuation allowance to reduce the deferred tax asset to the amount which is more likely than not to be realized. At December 31, 2016, the state deferred tax assets which will more likely than not be realized, was $12 million and we have maintained a valuation allowance of $20 million due to state loss carryover limitations.

We regularly evaluate the need for deferred tax asset valuation allowances based on a more likely than not standard as defined by generally accepted accounting principles. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction.

Our income tax returns are subject to review and examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. At December 31, 2016, the Internal Revenue Service had completed an examination of us through the taxable year ended December 31, 2013. The years open to examination by state and local government authorities vary by jurisdiction.

We recognize interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2016, 2015 and 2014, we did not recognize any interest income, interest expense, or increase or decreases to uncertain income tax positions of greater than $1 million, individually or in aggregate.

Note 20 — Regulatory Matters

Regulatory Capital

We, along with the Bank, must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that could have a material effect on the Consolidated Financial Statements. On January 1, 2015, the Basel III rules became effective. Various aspects of Basel III are subject to multi-year transition periods through December 31, 2018. Basel III will materially change our Tier 1, Tier 1 common and total capital calculations.

To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both December 31, 2016 and December 31, 2015. An institution is considered well-capitalized if its ratio of total risk-based capital to risk-weighted assets is 10.0 percent or more, its ratio of Tier 1 capital to risk-weighted assets is 8.0 percent or more, its ratio of common equity tier 1 capital to risk-weighted assets is 6.5 percent or more, and its leverage ratio of Tier 1 capital to total assets is 5.0 percent or more. There have been no conditions or events that management believes have changed our or the Bank’s category.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following tables present the regulatory capital ratios as of the dates indicated:

Bancorp	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
December 31, 2016
Tangible capital (to tangible assets)	$1,256	8.88%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,256	8.88%	$566	4.0%	$707	5.0%
Common equity Tier 1 capital (to RWA)	1,084	13.06%	374	4.5%	540	6.5%
Tier 1 capital (to RWA)	1,256	15.12%	498	6.0%	664	8.0%
Total capital (to RWA)	1,363	16.41%	664	8.0%	830	10.0%
December 31, 2015
Tangible capital (to tangible assets)	$1,435	11.51%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,435	11.51%	$499	4.0%	$624	5.0%
Common equity Tier 1 capital (to RWA)	1,065	14.09%	340	4.5%	491	6.5%
Tier 1 capital (to RWA)	1,435	18.98%	454	6.0%	605	8.0%
Total capital (to RWA)	1,534	20.28%	605	8.0%	756	10.0%
N/A - Not applicable.

Bank	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
December 31, 2016
Tangible capital (to tangible assets)	$1,491	10.52%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,491	10.52%	$567	4.0%	$709	5.0%
Common equity Tier 1 capital (to RWA)	1,491	17.90%	375	4.5%	542	6.5%
Tier 1 capital (to RWA)	1,491	17.90%	500	6.0%	667	8.0%
Total capital (to RWA)	1,598	19.18%	667	8.0%	833	10.0%
December 31, 2015
Tangible capital (to tangible assets)	$1,472	11.79%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,472	11.79%	$500	4.0%	$625	5.0%
Common equity Tier 1 capital (to RWA)	1,472	19.42%	341	4.5%	493	6.5%
Tier 1 capital (to RWA)	1,472	19.42%	455	6.0%	607	8.0%
Total capital (to RWA)	1,570	20.71%	607	8.0%	758	10.0%
N/A - Not applicable.

Consent Orders

On December 19, 2016, the OCC terminated the Consent Order with the Bank which had been in place since October 23, 2012. Since entering into the Consent Order, the Bank implemented and adopted, what we believe are, industry best practices related to, among other things, regulatory compliance, enterprise risk management, capital and liquidity. The lifting of the Consent Order signifies that the OCC has determined that the Bank has met all of the Consent Order requirements.

Supervisory Agreement

The Company remains subject to the Supervisory Agreement, which will remain in effect until terminated, modified, or suspended in writing by the Federal Reserve.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

The regulatory capital rules require the Bank and Holding Company to maintain Tier 1 capital of at least
6 percent of risk-weighted assets and off-balance sheet items, total capital (the sum of Tier 1 capital and Tier 2 capital) of at least 8 percent of risk-weighted assets and off-balance sheet items, Tier 1 capital of at least 4 percent of adjusted quarterly average assets and common equity Tier 1 capital of at least 4.5 percent of risk-weighted assets.

Effective January 1, 2016, we became subject to the capital conservation buffer under the Basel III rules, subjecting a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer above the minimum risk based capital requirements. The capital conservation buffer for 2016 must be greater than 0.625 percent in order to not be subject to limitations. The Company and the Bank had a capital conservation buffer of 8.4 percent and 11.2 percent, respectively as of December 31, 2016. When fully phased-in on January 1, 2019, the capital conservation buffer must be greater than 2.5 percent.

Under the increased capital standards established by the Dodd-Frank Act, bank holding companies are prohibited from including in their regulatory Tier 1 capital hybrid debt and equity securities, such as trust preferred securities, issued on or after May 19, 2010. The Company continues to include our existing trust preferred securities as Tier 1 capital as they were issued prior to May, 19, 2010.

Note 21 — Legal Proceedings, Contingencies and Commitments

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

DOJ litigation settlement

In 2012, the Bank entered into a Settlement Agreement with the DOJ which meets the definition of a financial liability (the "DOJ Liability").

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

In accordance with the Settlement Agreement, we made an initial payment of $15 million and agreed to make future annual payments totaling $118 million. The Settlement Agreement provides that the Bank will make annual payments in increments of up to $25 million towards the $118 million still due upon meeting all conditions which are evaluated quarterly and include: (a) the reversal of the deferred tax asset valuation allowance, which occurred at the end of 2013; (b) the repayment of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "TARP Preferred"), which occurred in the third quarter of 2016; (c) our Bank’s Tier 1 Leverage Capital Ratio is 11 percent or more. Additionally, if the Bank and Bancorp become party to a business combination in which the Bank or Bancorp represent less than 33.3 percent of the resulting company’s assets, such annual payments must commence twelve months after the date of that business combination.

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

We elected to account for the DOJ Liability under the fair value option. To determine the fair value, we utilize a discounted cash flow model. Key assumptions for the discounted cash flow model include using a discount rate as of December 31, 2016 of 8.2 percent; probability weightings of multiple cash flow scenarios and possible outcomes which contemplate the above conditions and estimates of forecasted net income, size of the balance sheet, capital levels, dividends and their impact on the timing of cash payments and the assumptions we believe a market participant would make to assume the liability. The fair value of the DOJ Liability was $60 million and $84 million at December 31, 2016 and December 31, 2015, respectively.

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

Other litigation accruals

At December 31, 2016 and December 31, 2015, excluding the fair value liability relating to the DOJ litigation settlement, our total accrual for contingent liabilities and settled litigation was $1 million and $2 million, respectively.

Commitments

A summary of the contractual amount of significant commitments is as follows:

	December 31,
	2016	2015
	(Dollars in millions)
Commitments to extend credit
Mortgage loan interest-rate lock commitments	$4,115	$3,792
HELOC commitments	179	150
Other consumer commitments	57	22
Warehouse loan commitments	1,670	871
Standby and commercial letters of credit	30	13
Commercial and industrial commitments	424	151
Other commercial commitments	651	497

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Commitments generally have fixed expiration dates or other termination clauses. We evaluate each customer's credit worthiness on a case-by-case basis. The

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

amount of collateral obtained, if deemed necessary by us, upon extension of credit is based on management's credit evaluation of the counterparties.

These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the Consolidated Statements of Financial Condition. Our exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We utilize the same credit policies in making commitments and conditional obligations as we do for balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. The types of credit we extend is as follows:

Mortgage loan interest-rate lock commitments. We enter into mortgage interest-rate lock commitments with our customers. These commitments are considered to be derivative instruments and the fair value of these commitments are recorded in the Consolidated Statements of Financial Condition in other assets. For further information on derivative instruments, see Note 11 - Derivative Financial Instruments.

HELOC commitments. Commitments to extend, originate or purchase credit are primarily lines of credit to consumers and have specified rates and maturity dates. Many of these commitments also have adverse change clauses, which allow us to cancel the commitment due to deterioration in the borrowers’ creditworthiness and due to a decline in the collateral value.

Other consumer commitments. Conditional commitments issued to accommodate the financial needs of customers. The commitments are made under various terms to lend funds to consumers, which include revolving credit agreements, term loan commitments and short-term borrowing agreements.

Warehouse loan commitments. Lines of credit provided to mortgage originators to fund loans they originate and then sell. The proceeds of the sale of the loans are used to repay the draw on the line used to fund the loans.

Standby and commercial letters of credit. Conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party.

Commercial and industrial and other commercial commitments. Conditional commitments issued under various terms to lend funds to business and other entities. These commitments include revolving credit agreements, term loan commitments and short-term borrowing agreements. Many of these loan commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

We maintain a reserve for the estimate of probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The balance of $3 million and $2 million for December 31, 2016 and 2015, respectively, is reflected in other liabilities on the Consolidated Statements of Financial Condition.

Note 22 — Fair Value Measurements

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value as of December 31, 2016 and 2015, by caption on the Consolidated Statements of Financial Condition and by the valuation hierarchy:

	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
December 31, 2016
Investment securities available-for-sale
Agency - Commercial	$—	$548	$—	$548
Agency - Residential	—	898	—	898
Municipal obligations	—	34	—	34
Loans held-for-sale
Residential first mortgage loans	—	3,145	—	3,145
Loans held-for-investment
Residential first mortgage loans	—	7	—	7
Second mortgage loans	—	—	41	41
HELOC loans	—	—	24	24
Mortgage servicing rights	—	—	335	335
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	24	24
Futures	2	—	—	2
Mortgage-backed securities forwards	—	43	—	43
Interest rate swaps and swaptions	—	35	—	35
Interest rate swaps on FHLB advances (net)	—	19	—	19
Total assets at fair value	$2	$4,729	$424	$5,155
Derivative liabilities
Rate lock commitments (fallout-adjusted)	—	—	(6)	(6)
Mortgage backed securities forwards	—	(11)	—	(11)
Interest rate swaps	—	(37)	—	(37)
Warrant liabilities	—	(4)	—	(4)
DOJ litigation settlement	—	—	(60)	(60)
Total liabilities at fair value	$—	$(52)	$(66)	$(118)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
December 31, 2015
Investment securities available-for-sale
Agency - Commercial	$—	$766	$—	$766
Agency - Residential	—	514	—	514
Municipal obligations	—	14	—	14
Loans held-for-sale
Residential first mortgage loans	—	2,541	—	2,541
Loans held-for-investment
Residential first mortgage loans	—	6	—	6
Second mortgage loans	—	—	42	42
HELOC loans	—	—	64	64
Mortgage servicing rights	—	—	296	296
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	26	26
Mortgage-backed securities forwards	—	7	—	7
Interest rate swaps and swaptions	—	25	—	25
Total assets at fair value	$—	$3,873	$428	$4,301
Derivative liabilities
U.S. Treasury, swap and euro dollar futures	$(1)	$—	$—	$(1)
Mortgage-backed securities forwards	—	(6)	—	(6)
Interest rate swap on FHLB advances (net)	—	(4)	—	(4)
Interest rate swaps	—	(7)	—	(7)
Warrant liabilities	—	(8)	—	(8)
DOJ litigation settlement	—	—	(84)	(84)
Total liabilities at fair value	$(1)	$(25)	$(84)	$(110)

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2016 and 2015, and 2014.

We utilized swaptions futures, forward agency and loan sales and interest rate swaps to manage the risk associated with MSRs and rate lock commitments. Gains and losses for individual lines in the tables do not reflect the effect of our risk management activities related to such level 3 instruments.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Fair Value Measurements Using Significant Unobservable Inputs

The tables below include a roll forward of the Consolidated Statements of Financial Condition amounts (including the change in fair value) for financial instruments classified by us within level 3 of the valuation hierarchy:

	Balance at Beginning of Year	Recorded in Earnings		Recorded in OCI	Purchases / Originations	Sales	Settlement	Transfers In (Out)	Balance at End of Year
		Total Unrealized Gains/ (Losses)	Total Realized Gains/ (Losses)	Total Unrealized Gains/ (Losses)
	(Dollars in millions)
Year Ended December 31, 2016
Assets
Loans held-for-investment
Second mortgage loans (1)	$42	$(1)	$—	$—	$—	$—	$(12)	$12	$41
HELOC loans (1)	64	6	—	—	—	—	(34)	(12)	24
Mortgage servicing rights	296	(105)	—	—	228	(84)	—	—	335
Rate lock commitments (net) (2)	26	25	—	—	325	—	—	(358)	18
Totals	$428	$(75)	$—	$—	$553	$(84)	$(46)	$(358)	$418
Liabilities
DOJ litigation settlement	$(84)	$24	$—	$—	$—	$—	$—	$—	$(60)
Year Ended December 31, 2015
Assets
Investment securities available-for-sale
Municipal obligation	$2	$—	$—	$—	$—	$—	$(2)	$—	$—
Loans held-for-investment
Second mortgage loans	53	2	1	—	—	—	(14)	—	42
HELOC loans	132	(4)	(1)	—	—	—	(63)	—	64
Mortgage servicing rights	258	(46)	—	—	260	(176)	—	—	296
Other investments	100	—	—	—	—	—	(100)	—	—
Rate lock commitments (2)	31	60	—	—	277	—	—	(342)	26
Totals	$576	$12	$—	$—	$537	$(176)	$(179)	$(342)	$428
Liabilities
Long-term debt	$(84)	$—	$(3)	$—	$—	$52	$35	$—	$—
DOJ litigation settlement	(82)	(2)	—	—	—	—	—	—	(84)
Totals	$(166)	$(2)	$(3)	$—	$—	$52	$35	$—	$(84)
Year Ended December 31, 2014
Assets
Investment securities available-for-sale
Municipal obligation (3)	$—	$—	$—	$—	$—	$—	$(2)	$4	$2
Loans held-for-investment
Second mortgage loans	65	2	2	—	—	—	(16)	—	53
HELOC loans	155	(3)	2	—	1	—	(23)	—	132
Mortgage servicing rights	285	(67)	—	—	271	(231)	—	—	258
Other investments	—	—	—	—	100	—	—	—	100
Rate lock commitments (net) (2)	10	154	—	—	220	—	—	(353)	31
Totals	$515	$86	$4	$—	$592	$(231)	$(41)	$(349)	$576
Liabilities
Long-term debt	$(106)	$—	$(7)	$—	$—	$—	$29	$—	$(84)
DOJ litigation settlement	(93)	11	—	—	—	—	—	—	(82)
Totals	$(199)	$11	$(7)	$—	$—	$—	$29	$—	$(166)

(1)	As HELOC loans reach their balloon payment, their terms may be modified to those of an amortizing second mortgage.

(2)
Rate lock commitments are reported on a fallout adjusted basis. Transfers out of Level 3 represent the settlement value of the commitments that are transferred to loans held for sale, which are classified as Level 2 assets.

(3)	The municipal obligation was historically priced using Level 2 inputs and was transferred into a Level 3 asset due to the obligation not being a readily marketable security.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2016	(Dollars in millions)
Assets
Second mortgage loans	$41	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	8.10%
HELOC loans	$24	Discounted cash flows	Discount rate	6.0% - 9.0% (7.5%)
Mortgage servicing rights	$335	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	6.2% - 9.3% (7.8%) 13.9% - 19.2% (16.7%) $55 - $82 ($68)
Rate lock commitments (net)	$18	Consensus pricing	Origination pull-through rate	66.9% - 100.0% (83.6%)
Liabilities
DOJ litigation settlement	$(60)	Discounted cash flows	Discount rate Asset growth rate	6.6% - 9.8% (8.2%) 4.2% - 11.6% (7.9%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2015	(Dollars in millions)
Assets
Second mortgage loans	$42	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% - 10.8% (9.0%) 13.5% - 20.2% (16.9%) 2.6% - 4.0% (3.3%)
HELOC loans	$64	Discounted cash flows	Discount rate	6.8% - 10.1% (8.4%)
Mortgage servicing rights	$296	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	6.6% - 9.9% (8.2%) 10.3% - 14.8% (12.6%) $57 - $86 ($72)
Rate lock commitments	$26	Consensus pricing	Origination pull-through rate	67.6% - 100.0% (84.6%)
Liabilities
DOJ litigation settlement	$(84)	Discounted cash flows	Discount rate	4.9% - 9.5% (7.2%)

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

The HELOC loans, formerly included in the FSTAR 2005-1 and FSTAR 2006-1 securitization trusts, are valued utilizing a loan-level discounted cash flow model which projects expected cash flows given three potential outcomes: (1) paid-in-full at scheduled maturity, (2) default at scheduled maturity (foreclosure), and (3) modification at scheduled maturity into an amortizing HELOC. Loans are placed into the potential outcome buckets based on their underlying current delinquency, FICO scores and property CLTV all of which are unobservable inputs. Estimated cash flows are then discounted back using an unobservable discount rate. Loans within the loan portfolios contain FICO scores with a minimum of 426, maximum of 805, and a weighted average of 656. For the loans, increases (decreases) in the discount rate, in isolation, would lower (higher) the fair value measurement.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation would result in a significantly lower (higher) fair value measurement. Additionally, the key economic assumptions used in determining the fair value of MSRs capitalized were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Weighted-average life (in years)	7.1	7.9	7.8
Weighted-average constant prepayment rate	13.2%	11.3%	12.3%
Weighted-average option adjusted spread	10.1%	8.8%	9.4%

The key economic assumptions reflected in the overall fair value of the MSRs were as follows:

	December 31,
	2016	2015	2014
Weighted-average life (in years)	6.6	7.3	6.6
Weighted-average constant prepayment rate	16.7%	12.6%	15.0%
Weighted-average option adjusted spread	7.8%	8.2%	8.9%

The significant unobservable input used in the fair value measurement of the DOJ litigation settlement is the discount rate, in addition to those discussed in Note 21 - Legal Proceedings, Contingencies and Commitments. Significant increases (decreases) in the discount rate in isolation could result in a marginally lower (higher) fair value measurement. For further information on the fair value inputs related to the DOJ litigation settlement, see Note 21 - Legal Proceedings, Contingencies and Commitments.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below:

	Total (1)	Level 2	Level 3	Gains/(Losses)
	(Dollars in millions)
December 31, 2016
Loans held-for-sale (2)	$9	$9	$—	$(2)
Impaired loans held-for-investment (2)
Residential first mortgage loans	25	—	25	(28)
Repossessed assets (3)	14	—	14	(2)
Totals	$48	$9	$39	$(32)
December 31, 2015
Loans held-for-sale (2)	$8	$8	$—	$(2)
Impaired loans held-for-investment (2)
Residential first mortgage loans	40	—	40	(83)
Commercial real estate loans	2	—	2	(1)
Repossessed assets (3)	17	—	17	—
Totals	$67	$8	$59	$(86)

(1)	The fair values are determined at various dates during the years ended December 31, 2016 and 2015, respectively.

(2)	Gains/(losses) reflect fair value adjustments on assets for which we did not elect the fair value option.

(3)	Gains/(losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following tables present the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
December 31, 2016	(Dollars in millions)
Impaired loans held-for-investment
Residential first mortgage loans	$25	Fair value of collateral	Loss severity discount	22% - 40% (29.5%)
Repossessed assets	$14	Fair value of collateral	Loss severity discount	22% - 100% (69.5%)

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
December 31, 2015	(Dollars in millions)
Impaired loans held-for-investment
Residential first mortgage loans	$40	Fair value of collateral	Loss severity discount	35% - 45% (35.2%)
Commercial real estate loans	$2	Fair value of collateral	Loss severity discount	45% - 55% (50.1%)
Repossessed assets	$17	Fair value of collateral	Loss severity discount	16% - 100% (48.7%)

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	December 31, 2016
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$158	$158	$158	$—	$—
Investment securities available-for-sale	1,480	1,480	—	1,480	—
Investment securities held-to-maturity	1,093	1,084	—	1,084	—
Loans held-for-sale	3,177	3,178	—	3,178	—
Loans held-for-investment	6,065	5,998	—	7	5,991
Loans with government guarantees	365	354	—	354	—
Repossessed assets	14	14	—	—	14
Federal Home Loan Bank stock	180	180	—	180	—
Mortgage servicing rights	335	335	—	—	335
Bank owned life insurance	271	271	—	271	—
Other assets, foreclosure claims	135	135	—	135	—
Derivative financial instruments, assets	123	123	45	54	24
Liabilities
Retail deposits
Demand deposits and savings accounts	$(5,268)	$(4,956)	$—	$(4,956)	$—
Certificates of deposit	(1,056)	(1,062)	—	(1,062)	—
Government deposits	(1,030)	(1,011)	—	(1,011)	—
Company controlled deposits	(1,446)	(1,371)	—	(1,371)	—
Federal Home Loan Bank advances	(2,980)	(2,964)	—	(2,964)	—
Long-term debt	(493)	(277)	—	(277)	—
Warrant liabilities	(4)	(4)	—	(4)	—
DOJ litigation settlement	(60)	(60)	—	—	(60)
Derivative financial instruments, liabilities	(54)	(54)	(11)	(37)	(6)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	December 31, 2015
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$208	$208	$208	$—	$—
Investment securities available-for-sale	1,294	1,294	—	1,294	—
Investment securities held-to-maturity	1,268	1,262	—	1,262	—
Loans held-for-sale	2,576	2,578	—	2,578	—
Loans held-for-investment	6,352	6,308	—	6	6,302
Loans with government guarantees	485	469	—	469	—
Repossessed assets	17	17	—	—	17
Federal Home Loan Bank stock	170	170	—	170	—
Mortgage servicing rights	296	296	—	—	296
Bank owned life insurance	178	178	—	178	—
Other assets, foreclosure claims	210	210	—	210	—
Derivative financial instruments, assets	58	58	7	25	26
Liabilities
Retail deposits
Demand deposits and savings accounts	$(5,008)	$(4,744)	$—	$(4,744)	$—
Certificates of deposit	(826)	(833)	—	(833)	—
Government deposits	(1,062)	(1,045)	—	(1,045)	—
Company controlled deposits	(1,039)	(947)	—	(947)	—
Federal Home Loan Bank advances	(3,541)	(3,543)	—	(3,543)	—
Long-term debt	(247)	(89)	—	(89)	—
Warrant liabilities	(8)	(8)	—	(8)	—
DOJ litigation settlement	(84)	(84)	—	—	(84)
Derivative financial instruments, liabilities	(18)	(18)	(1)	(17)	—

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

Fair Value Option

We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to mitigate a divergence between accounting losses and economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	For the Years Ended December 31,
	2016	2015	2014
Assets	(Dollars in millions)
Loans held-for-sale
Net gain on loan sales	$269	$321	$401
Other noninterest income	—	—	(2)
Loans held-for-investment
Other noninterest income	1	40	44
Liabilities
Long-term debt
Other noninterest income	$—	$29	$22
Litigation settlement
Other noninterest income	$24	$—	11
Other noninterest (expense)	—	(2)	—

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	December 31, 2016			December 31, 2015			December 31, 2014
	(Dollars in millions)
	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) UPB
Assets
Nonaccrual loans
Loans held-for-sale	$2	$2	$—	$1	$—	$(1)	$—	$—	$—
Loans held-for-investment	19	13	(6)	21	10	(11)	11	5	(6)
Total nonaccrual loans	$21	$15	$(6)	$22	$10	$(12)	$11	$5	$(6)
Other performing loans
Loans held-for-sale	$3,103	$3,143	$40	$2,451	$2,541	$90	$1,144	$1,196	$52
Loans held-for-investment	72	59	(13)	112	101	(11)	225	206	(19)
Total other performing loans	$3,175	$3,202	$27	$2,563	$2,642	$79	$1,369	$1,402	$33
Total loans
Loans held-for-sale	$3,105	$3,145	$40	$2,452	$2,541	$89	$1,144	$1,196	$52
Loans held-for-investment	91	72	(19)	133	111	(22)	236	211	(25)
Total loans	$3,196	$3,217	$21	$2,585	$2,652	$67	$1,380	$1,407	$27
Liabilities
Long-term debt	$—	$—	$—	$—	$—	$—	$(88)	$(84)	$4
Litigation settlement (1)	(118)	(60)	58	(118)	(84)	34	(118)	(82)	36

(1)	We are obligated to pay $118 million in installment payments upon meeting certain performance conditions.

Note 23 — Segment Information

Our operations are conducted through four operating segments: Community Banking, Mortgage Originations, Mortgage Servicing, and Other, which includes the remaining reported activities. Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The operating segments have been determined based on the products and services offered and reflect the manner in which financial information is currently evaluated by management. Each segment operates under the same banking charter, but is reported on a segmented basis for this report. Each of the operating segments is complementary to each other and because of the interrelationships of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

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

The Community Banking segment originates loans, provides deposits and fee based services to consumer, business, and mortgage lending customers through its Branch Banking, Business Banking and Commercial Banking, Government Banking, Warehouse Lending and HFI Portfolio groups. Products offered through these groups include checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, commercial loans, home builder finance loans and warehouse lines of credit. Other financial services available to consumer and commercial customers include lines of credit, revolving credit, customized treasury management solutions, equipment leasing, inventory, and accounts receivable lending and capital markets services such as interest rate risk protection products.

The Mortgage Originations segment originates, acquires and sells one-to-four family residential mortgage loans. The origination and acquisition of mortgage loans comprises the majority of the lending activity. Mortgage loans are originated

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

through home loan centers, national call centers, the Internet and unaffiliated banks and mortgage banking and brokerage companies, where the net interest income and the gains from sales associated with these loans are recognized in the Mortgage Originations segment.

The Mortgage Servicing segment services and subservices mortgage loans, on a fee basis, for others. Also, the Mortgage Servicing segment services, on a fee basis, residential mortgages HFI held by the Community Banking segment and MSRs held by the Mortgage Originations segment. The Mortgage Servicing segment may also collect ancillary fees, such as late fees, and earns income through the use of noninterest-bearing escrows.

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

The following tables present financial information by business segment for the periods indicated:

	Year Ended December 31, 2016
	Community Banking	Mortgage Origination	Mortgage Servicing	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$206	$82	$33	$2	$323
Net gain (loss) on loan sales	6	310	—	—	$316
Representation and warranty benefit	—	19	—	—	$19
Other noninterest income	28	26	54	44	$152
Total net interest income and noninterest income	240	437	87	46	810
Benefit (provision) for loan losses	10	—	(2)	—	8
Asset resolution	—	(1)	(6)	—	(7)
Depreciation and amortization expense	(7)	(5)	(4)	(16)	(32)
Other noninterest expense	(173)	(246)	(97)	(5)	(521)
Total noninterest expense	(180)	(252)	(107)	(21)	(560)
Income (loss) before income taxes	70	185	(22)	25	258
Provision (benefit) for income taxes	—	—	—	87	87
Net income (loss)	$70	$185	$(22)	$(62)	$171
Intersegment revenue	$(3)	$1	$22	$(20)	$—

Average balances
Loans held-for-sale	$66	$3,068	$—	$—	3,134
Loans with government guarantees	—	—	435	—	435
Loans held-for-investment	5,807	6	—	—	5,813
Total assets	5,906	3,824	639	3,538	13,907
Deposits	7,151	—	1,611	—	8,762

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2015
	Community Banking	Mortgage Origination	Mortgage Servicing	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$171	$72	$13	$31	$287
Net gain (loss) on loan sales	(15)	303	—	—	$288
Representation and warranty benefit	—	19	—	—	$19
Other noninterest income	25	78	56	4	$163
Total net interest income and noninterest income	181	472	69	35	757
Benefit for loan losses	19	—	—	—	19
Asset resolution	(1)	(1)	(13)	—	(15)
Depreciation and amortization expense	(6)	(3)	(3)	(12)	(24)
Other noninterest expense	(153)	(228)	(107)	(9)	(497)
Total noninterest expense	(160)	(232)	(123)	(21)	(536)
Income (loss) before income taxes	40	240	(54)	14	240
Provision for income taxes	—	—	—	82	82
Net income (loss)	$40	$240	$(54)	$(68)	$158
Intersegment revenue	$(15)	$10	$17	$(12)	$—

Average balances
Loans held-for-sale	$40	$2,148	$—	$—	2,188
Loans with government guarantees	—	—	633	—	633
Loans held-for-investment	4,986	4	—	86	5,076
Total assets	4,972	2,661	944	3,379	11,956
Deposits	6,674	—	1,203	—	7,877

	Year Ended December 31, 2014
	Community Banking	Mortgage Origination	Mortgage Servicing	Other	Total
Summary of Operations	(Dollars in millions)
Net interest income	$150	$56	$20	$21	$247
Net gain (loss) on loan sales	(3)	209	—	—	$206
Representation and warranty (provision) benefit	—	(10)	—	—	$(10)
Other noninterest income	22	70	58	15	$165
Total net interest income and noninterest income	169	325	78	36	608
Provision for loan losses	(132)	—	—	—	(132)
Asset resolution	(4)	(3)	(50)	—	(57)
Depreciation and amortization expense	(5)	(1)	(6)	(12)	(24)
Other noninterest expense	(158)	(206)	(123)	(11)	(498)
Total noninterest expense	(167)	(210)	(179)	(23)	(579)
Income (loss) before income taxes	(130)	115	(101)	13	(103)
Benefit for income taxes	—	—	—	(34)	(34)
Net income (loss)	$(130)	$115	$(101)	$47	$(69)
Intersegment revenue	$(3)	$(2)	$18	$(13)	$—

Average balances
Loans held-for-sale	$62	$1,472	$20	$—	1,554
Loans with government guarantees	—	—	1,216	—	1,216
Loans held-for-investment	3,975	1	—	146	4,122
Total assets	3,943	1,630	1,349	2,964	9,886
Deposits	5,984	—	750	—	6,734

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 24 — Holding Company Only Financial Statements

The following are the unconsolidated financial statements for the Holding Company on a stand-alone basis. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The Holding Company's principal sources of funds are cash dividends paid by the Bank to the Holding Company which are these and other subsidiaries, investment income and borrowings. Federal laws and regulations limit the amount of dividends or other capital distributions the Bank may pay the Holding Company.

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Financial Condition
(Dollars in millions)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$70	$37
Investment in subsidiaries (1)	1,728	1,738
Other assets	57	50
Total assets	$1,855	$1,825
Liabilities and Stockholders’ Equity
Liabilities
Long term debt	$493	$247
Other liabilities	26	49
Total liabilities	519	296
Stockholders’ Equity
Preferred Stock	—	267
Common stock	1	1
Additional paid in capital	1,503	1,486
Accumulated other comprehensive income	(7)	2
Accumulated deficit	(161)	(227)
Total stockholders’ equity	1,336	1,529
Total liabilities and stockholders’ equity	$1,855	$1,825

(1)	Includes unconsolidated trusts of $7 million for December 31, 2016 and 2015.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Operations
(Dollars in millions)

	For the Years Ended December 31,
	2016	2015	2014
Expenses
Interest	$16	$7	$7
General and administrative	9	13	5
Total	25	20	12
Loss before undistributed loss of subsidiaries	(25)	(20)	(12)
Equity in undistributed income (loss) of subsidiaries	188	172	(63)
Income (loss) before income taxes	163	152	(75)
Provision (benefit) for income taxes	8	6	6
Net income (loss)	171	158	(69)
Preferred stock dividends/accretion	—	—	(1)
Net income (loss) from continuing operations	171	158	(70)
Other comprehensive (loss) income (1)	(9)	(6)	13
Comprehensive income (loss)	$162	$152	$(57)

(1)	See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Cash Flows
(Dollars in millions)

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss)	$171	$158	$(69)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in (income) loss of subsidiaries net of dividends	12	(172)	63
Stock-based compensation	10	3	3
Change in other assets	(8)	(6)	(3)
Provision for deferred tax benefit	—	1	—
Change in other liabilities	(22)	9	4
Change in fair value and other non-cash changes	(4)	—	—
Net cash used in operating activities	159	(7)	(2)
Investing Activities
Net change in investment in subsidiaries	—	(2)	(2)
Net cash provided by (used in) investment activities	—	(2)	(2)
Financing Activities
Proceeds from the issuance of junior subordinated debentures	245	—	—
Redemption of preferred stock	(267)	—	—
Dividends paid on preferred stock	(104)	—	—
Net cash used in financing activities	(126)	—	—
Net increase (decrease) in cash and cash equivalents	33	(9)	(4)
Cash and cash equivalents, beginning of year	37	46	50
Cash and cash equivalents, end of year	$70	$37	$46

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 25 — Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in 2016, 2015 and 2014:

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions, except per share data)
Interest income	$101	$99	$106	$111
Interest expense	22	22	26	24
Net interest income	79	77	80	87
Provision (benefit) for loan losses	(13)	(3)	7	1
Net interest income after provision for loan losses	92	80	73	86
Net gain on loan sales	75	90	94	57
Loan fees and charges	15	19	22	20
Loan administration income	6	4	4	4
Net (loss) on the mortgage servicing rights	(6)	(4)	(11)	(5)
Representation and warranty benefit	2	4	6	7
Other noninterest income	13	15	41	15
Noninterest expense	137	139	142	142
Income before income tax	60	69	87	42
Provision for income taxes	21	22	30	14
Net income from continuing operations	$39	$47	$57	$28
Basic income per share	$0.56	$0.67	$0.98	$0.50
Diluted income per share	$0.54	$0.66	$0.96	$0.49

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions, except per share data)
Interest income	$79	$90	$91	$95
Interest expense	14	17	18	19
Net interest income	65	73	73	76
Benefit for loan losses	(4)	(13)	(1)	(1)
Net interest income after provision for loan losses	69	86	74	77
Net gain on loan sales	91	83	68	46
Loan fees and charges	17	19	17	14
Loan administration income	4	7	8	7
Net (loss) return on the mortgage servicing rights	(2)	9	12	9
Representation and warranty benefit	2	5	6	6
Other noninterest income	7	3	17	15
Noninterest expense	138	138	131	129
Income before income tax	50	74	71	45
Provision (benefit) for income taxes	18	28	24	12
Net income from continuing operations	$32	$46	$47	$33
Basic income per share	$0.43	$0.69	$0.70	$0.45
Diluted income per share	$0.43	$0.68	$0.69	$0.44

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions, except per share data)
Interest income	$66	$72	$75	$72
Interest expense	8	9	11	11
Net interest income	58	63	64	61
Provision for loan losses	112	6	8	5
Net interest (expense) income after provision for loan losses	(54)	57	56	56
Net gain on loan sales	45	55	52	53
Loan administration income	7	6	6	5
Net return on the mortgage servicing rights	16	5	1	2
Representation and warranty (provision) benefit	2	(5)	(13)	6
Other noninterest income	5	42	39	32
Noninterest expense	139	122	179	139
(Loss) income before income tax	(118)	38	(38)	15
Provision (benefit) for income taxes	(40)	12	(10)	4
Net (loss) income	(78)	26	(28)	11
Preferred stock dividends/accretion	(1)	—	—	—
Net (loss) income from continuing operations	$(79)	$26	$(28)	$11
Basic (loss) income per share	$(1.51)	$0.33	$(0.61)	$0.07
Diluted (loss) income per share	$(1.51)	$0.33	$(0.61)	$0.07

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 as amended (the Exchange Act), our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, as of December 31, 2016 we assert that we have maintained effective internal control over financial reporting.

The effectiveness of Management's internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers, LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item 10 will be contained in our Proxy Statement relating to the 2017 Annual Meeting of Stockholders and is hereby incorporated by reference.

Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and charters for our Audit Committee, Compensation Committee, and Nominating Corporate Governance Committee are available at www.flagstar.com or upon written request by stockholders to Flagstar Bancorp, Inc., Attn: James Ciroli, CFO, 5151 Corporate Drive, Troy, MI 48098.

None of the information currently posted, or posted in the future, on our website is incorporated by reference into this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in our Proxy Statement relating to the 2017 Annual Meeting of Stockholders and is hereby incorporated by reference, provided that the Compensation Committee Report shall be deemed to be furnished and not filed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in our Proxy Statement relating to the 2017 Annual Meeting of Stockholders and is hereby incorporated by reference. Reference is also made to the information appearing under Item 5 of this Form 10-K, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in our Proxy Statement relating to the 2017 Annual Meeting of Stockholders and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be contained in our Proxy Statement relating to the 2017 Annual Meeting of Stockholders and is hereby incorporated by reference.

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

3.2*	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 10-Q, dated November 7, 2016, and incorporated herein by reference).
4.1*
Indenture, dated July 11, 2016, between Flagstar Bancorp, Inc. as Issuers and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of 6.125% senior secured note due 2021 (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated July 11, 2016, and incorporated herein by reference)

4.2*
Registration Rights Agreement, dated as of July 11, 2016, among Flagstar Bancorp, Inc., J.P.
Morgan Securities LLC and Sandler O’Neill & Partners, L.P. as representatives of the initial purchasers (previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, dated July 11, 2016, and incorporated herein by reference)

4.3*	Form of 6.125% Global Note due 2021 (previously filed as Exhibit 4.3 to the Company's Current Report on Form S-4, dated October 4, 2016, and incorporated herein by reference)
10.1+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan
10.2	Form of Purchase Agreement, dated as of May 16, 2008, between the Company and the purchasers named therein
10.3	Form of First Amendment to Purchase Agreement, dated as of December 16, 2008, between the Company and the purchasers named therein
10.4	Form of Warrant
10.5	Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P.
10.6	Closing Agreement, dated as of January 30, 2009, between the Company and MP Thrift Investments L.P.
10.7	Purchase Agreement, dated as of February 17, 2009, between the Company and MP Thrift Investments L.P.
10.8	Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P.
10.9*
Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).

10.10*	Form of Warrant (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K, dated March 10, 2016 and incorporated herein by reference)
10.11	Supervisory Agreement, dated as of January 27, 2010, by and between the Company and the Federal Reserve (as successor to the OTS)
10.12	Stipulation and Order of Settlement and Dismissal, dated February 24, 2012, by and among the Company, the Bank and the United States of America

Exhibit No.	Description
10.13*+
Employment Agreement, dated as of May 16, 2013, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Alessandro P. DiNello (previously filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q, dated as of June 30, 2013, and incorporated herein by reference).

10.14*+
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

10.18*+
Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, dated as of September 30, 2015, and incorporated herein by reference).

10.19*+
Form of Senior Executive Officer Award Agreement under Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of May 25, 2016, and incorporated herein by reference).

10.20*+
Form of Executive Long-Term Incentive Program Award Agreement under Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, dated as of September 30, 2015, and incorporated herein by reference).

11
Statement regarding computation of per share earnings incorporated by reference to Note 17 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

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
101
Financial statements from Annual Report on Form 10-K of the Company for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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
(b) — Exhibits. See Item 15(a)(3) above.
(c) — Financial Statement Schedules. See Item 15(a)(2) above.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2017.

FLAGSTAR BANCORP, INC.

By:	/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2017.

	SIGNATURE	TITLE

By:	/S/ ALESSANDRO DINELLO Alessandro DiNello	President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ JAMES K. CIROLI James K. Ciroli	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ BRYAN L. MARX Bryan L. Marx	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

By:	/S/ JOHN D. LEWIS John D. Lewis	Chairman

By:	/S/ DAVID J. MATLIN David J. Matlin	Director

By:	/S/ PETER SCHOELS Peter Schoels	Director

By:	/S/ DAVID L. TREADWELL David L. Treadwell	Director

By:	/S/ JAY J. HANSEN Jay J. Hansen	Director

By:	/S/ JAMES A. OVENDEN James A. Ovenden	Director

By:	/S/ BRUCE E. NYBERG Bruce E. Nyberg	Director

By:	/S/ JENNIFER R. WHIP Jennifer Whip	Director

EXHIBIT INDEX    The following documents are filed as a part of, or incorporated by reference into, this report:

Exhibit No.	Description
3.1*
Second Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, dated March 16, 2015, and incorporated herein by reference).

3.2*	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 10-Q, dated November 7, 2016, and incorporated herein by reference).
4.1*
Indenture, dated July 11, 2016, between Flagstar Bancorp, Inc. as Issuers and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of 6.125% senior secured note due 2021 (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated July 11, 2016, and incorporated herein by reference)

4.2*
Registration Rights Agreement, dated as of July 11, 2016, among Flagstar Bancorp, Inc., J.P.
Morgan Securities LLC and Sandler O’Neill & Partners, L.P. as representatives of the initial purchasers (previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, dated July 11, 2016, and incorporated herein by reference)

4.3*	Form of 6.125% Global Note due 2021 (previously filed as Exhibit 4.3 to the Company's Current Report on Form S-4, dated October 4, 2016, and incorporated herein by reference)
10.1+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan
10.2	Form of Purchase Agreement, dated as of May 16, 2008, between the Company and the purchasers named therein
10.3	Form of First Amendment to Purchase Agreement, dated as of December 16, 2008, between the Company and the purchasers named therein
10.4	Form of Warrant
10.5	Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P.
10.6	Closing Agreement, dated as of January 30, 2009, between the Company and MP Thrift Investments L.P.
10.7	Purchase Agreement, dated as of February 17, 2009, between the Company and MP Thrift Investments L.P.
10.8	Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P.
10.9*
Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).

10.10*	Form of Warrant (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K, dated March 10, 2016 and incorporated herein by reference)
10.11	Supervisory Agreement, dated as of January 27, 2010, by and between the Company and the Federal Reserve (as successor to the OTS)
10.12	Stipulation and Order of Settlement and Dismissal, dated February 24, 2012, by and among the Company, the Bank and the United States of America
10.13*+
Employment Agreement, dated as of May 16, 2013, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Alessandro P. DiNello (previously filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q, dated as of June 30, 2013, and incorporated herein by reference).

10.14*+
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

Exhibit No.	Description
10.17*+
Second Amendment to Employment Agreement, effective October 22, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, dated as of September 30, 2015, and incorporated herein by reference).

10.18*+
Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, dated as of September 30, 2015, and incorporated herein by reference).

10.19*+
Form of Senior Executive Officer Award Agreement under Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of May 25, 2016, and incorporated herein by reference).

10.20*+
Form of Executive Long-Term Incentive Program Award Agreement under Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, dated as of September 30, 2015, and incorporated herein by reference).

11
Statement regarding computation of per share earnings incorporated by reference to Note 17 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

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
101
Financial statements from Annual Report on Form 10-K of the Company for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement