Form 10-Q
period 2017-03-31
FLAGSTAR BANCORP INC
filed 2017-05-08
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act  ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.
As of May 4, 2017, 57,060,689 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
AFS	Available for Sale	HELOC	Home Equity Lines of Credit
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	HPI	Housing Price Index
ALCO	Asset Liability Committee	HTM	Held to Maturity
ALLL	Allowance for Loan & Lease Losses	LIBOR	London Interbank Offered Rate
AOCI	Accumulated Other Comprehensive Income (Loss)	LHFI	Loans Held-for-Investment
ASU	Accounting Standards Update	LHFS	Loans Held-for-Sale
Basel III	Basel Committee on Banking Supervision Third Basel Accord	LTV	Loan-to-Value
C&I	Commercial and Industrial	Management	Flagstar Bancorp’s Management
CDARS	Certificates of Deposit Account Registry Service	MBIA	MBIA Insurance Corporation
CFPB	Consumer Financial Protection Bureau	MBS	Mortgage-Backed Securities
CLTV	Combined Loan to Value	MD&A	Management's Discussion and Analysis
Common Stock	Common Shares	MSR	Mortgage Servicing Rights
CRE	Commercial Real Estate	N/A	Not Applicable
DFAST	Dodd-Frank Stress Test	NYSE	New York Stock Exchange
DOJ	United States Department of Justice	OCC	Office of the Comptroller of the Currency
DTA	Deferred Tax Asset	OFHEO	Office of Federal Housing Enterprise Oversight
EVE	Economic Value of Equity	OTTI	Other-Than-Temporary-Impairment
Fannie Mae/FNMA	Federal National Mortgage Association	QTL	Qualified Thrift Lending
FASB	Financial Accounting Standards Board	RWA	Risk Weighted Assets
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHA	Federal Housing Administration	TARP	Troubled Asset Relief Program
FHLB	Federal Home Loan Bank	TDR	Trouble Debt Restructuring
FICO	Fair Isaac Corporation	UPB	Unpaid Principal Balance
FRB	Federal Reserve Bank	U.S. Treasury	United States Department of Treasury
Freddie Mac	Federal Home Loan Mortgage Corporation	VIE	Variable Interest Entities
FTE	Full Time Employees	XBRL	eXtensible Business Reporting Language
GAAP	United States Generally Accepted Accounting Principles

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the first quarter of 2017, which should be read in conjunction with the financial statements and related notes set forth in Item 1 of this Form 10-Q and Flagstar Bancorp, Inc.'s 2016 Annual Report on Form 10-K for the year ended December 31, 2016.

Certain statements in this Form 10-Q, including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements are based on the current beliefs and expectations of our management. Actual results may differ from those set forth in forward-looking statements. See Forward-Looking Statements on page 31 of this Form 10-Q and Part I, Item 1A, Risk Factors of Flagstar Bancorp, Inc.'s 2016 Annual Report or Form 10-K for the year ended December 31, 2016. Additional information about Flagstar can be found on our website at www.flagstar.com.

Where we say "we," "us," "our," the "Company" or "Flagstar," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference to "we," "us," "our," the "Company" or "Flagstar" will include our wholly-owned subsidiary Flagstar Bank, FSB (the "Bank"). See the Glossary of Abbreviations and Acronyms on page 3 for definitions used throughout this Form 10-Q.

Introduction

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. Based on our assets at March 31, 2017, we are one of the largest banks headquartered in Michigan, providing commercial, small business, and consumer banking services. At March 31, 2017, we had 2,948 full-time equivalent employees inclusive of account executives and loan officers. Our common stock is listed on the NYSE under the symbol "FBC." We are considered a controlled company for NYSE purposes, because MP Thrift Investments, L.P. held approximately 62.4 percent of our common stock as of March 31, 2017.

Our banking network emphasizes the delivery of a complete set of banking and mortgage products and services and we distinguish ourselves by crafting specialized solutions for our customers, local delivery, customer service and competitive product pricing. At March 31, 2017, we operated 99 full services banking branches throughout Michigan's major markets where we offer a full set of banking products to consumer, commercial, and government customers.

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

Operating Segments

Our operations are conducted through three operating segments: Community Banking, Mortgage Originations, Mortgage Servicing. Additionally, our Other segment includes the remaining reported activities. For financial information and additional details regarding each of these operating segments, please see MD&A - Operating Segments and Note 18 - Segment Information, which are incorporated herein by reference.

Selected Financial Ratios
(Dollars in millions, except share data)

	Three Months Ended March 31,
	2017	2016
Selected Ratios:
Interest rate spread	2.49%	2.50%
Net interest margin	2.67%	2.66%
Return on average assets	0.76%	1.16%
Return on average equity	7.88%	10.08%
Return on average common equity	7.88%	12.15%
Equity/assets ratio (average for the period)	9.59%	11.52%
Efficiency ratio	76.8%	74.5%
Bancorp Tier 1 leverage (to adjusted tangible assets) (1)	9.31%	11.04%
Bank Tier 1 leverage (to adjusted tangible assets)	10.74%	11.43%
Average Balances:
Average common shares outstanding	56,921,605	56,513,715
Average fully diluted shares outstanding	58,072,563	57,600,984
Average interest earning assets	$12,343	$11,871
Average interest paying liabilities	$10,319	$9,823
Average stockholders' equity	$1,346	$1,561

	March 31, 2017	December 31, 2016
Selected Statistics:
Book value per common share	$24.03	$23.50
Number of common shares outstanding	57,043,565	56,824,802
Equity-to-assets ratio	8.92%	9.50%
Common equity-to-assets ratio	8.92%	9.50%
Mortgage rate lock commitments (fallout-adjusted) (2)	$5,996	$6,091
Mortgage loans sold and securitized	$4,484	$8,422
Number of banking centers	99	99
Number of FTE	2,948	2,886

(1)	Basel III transitional.

(2)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

Executive Overview

The first quarter 2017 resulted in solid earnings of $27 million, or $0.46 per diluted share, despite facing the headwinds of seasonality and higher interest rates in our mortgage business. Our Community Bank continued to be a solid contributor to net interest income where strong growth in commercial real estate, commercial and industrial, and mortgage loans partially overcame a decline in warehouse loans. Asset quality remained strong with nonperforming loans declining to $28 million, the lowest reported in over 20 years. We also saw continued growth in retail deposits at an attractive funding level.

We saw strong returns on the mortgage servicing rights we hold, reflecting the stronger market we are seeing in this interest rate environment. Benefiting from these market conditions, we continued to execute our strategy to reduce MSRs given the requirements of Basel III. In the first quarter, we sold $65 million of our mortgage servicing rights. In the second quarter, we have entered into pending bulk sales of an additional $195 million of mortgage servicing rights under contract at an approximately break-even price, including transaction costs. We have retained servicing on approximately 80 percent of the total MSR sale amount.

We recently announced two acquisitions that will support our position as a national leader in the mortgage industry. First was the purchase of the delegated correspondent business of Stearns Lending. This was an opportunistic acquisition that allows us to become a top five player in this channel. Second was our agreement to purchase certain assets of Opes Advisors, a high-quality retail mortgage originator, which we expect to close in the second quarter. This pending acquisition dovetails nicely with our interest in growing our retail mortgage channel.

We remain committed to continuing to grow our Community Bank and solidifying our position as an industry leader in mortgage banking. Looking ahead, we believe we are well positioned to benefit from a stronger economy, a stronger housing market and the pivot to a stronger purchase mortgage market.

Earnings Performance

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Net interest income	$83	$79
Provision (benefit) for loan losses	3	(13)
Total noninterest income	100	105
Total noninterest expense	140	137
Provision for income taxes	13	21
Net income	$27	$39
Income per share
Basic	$0.47	$0.56
Diluted	$0.46	$0.54

Our net income decreased $12 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Net interest income increased $4 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase was primarily driven by strong commercial loan growth as a result of our strategic initiative to grow the Community Bank and improve margins by continuing to add higher margin loans within all portfolios. This is highlighted by an increase in the average balances of our commercial and industrial and commercial real estate portfolios, which were up 35 percent and 60 percent, respectively. This improvement in net interest income was more than offset by an increase in provision for loan losses and lower noninterest income.

In the first quarter 2017, our provision approximated net charge-offs as compared to a 2016 first quarter benefit which resulted from a release of reserves driven by a decrease in residential first mortgage loans primarily due to the sales of $787 million UPB of performing first residential loans and $96 million UPB of nonperforming, TDR and non-agency residential mortgage loans. This first quarter 2016 sales resulted in a $9 million gain on sale.

Net Interest Income

The following table presents, on a consolidated basis, interest income from average assets and liabilities, expressed in dollars and yields:

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$3,286	$32	3.87%	$2,909	$28	3.81%
Loans held-for-investment
Consumer loans (1)	2,857	26	3.60%	3,314	29	3.52%
Commercial loans (1)	2,782	29	4.19%	2,354	23	3.91%
Total loans held-for-investment	5,639	55	3.89%	5,668	52	3.68%
Loans with government guarantees	342	4	4.61%	475	4	3.05%
Investment securities	3,012	19	2.51%	2,692	17	2.51%
Interest-earning deposits	64	—	0.86%	127	—	0.52%
Total interest-earning assets	12,343	110	3.55%	11,871	101	3.39%
Other assets	1,700			1,672
Total assets	$14,043			$13,543
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$507	$—	0.18%	$445	$—	0.13%
Savings deposits	3,928	7	0.76%	3,722	7	0.79%
Money market deposits	276	1	0.46%	243	—	0.36%
Certificates of deposit	1,073	3	1.06%	856	2	0.92%
Total retail deposits	5,784	11	0.75%	5,266	9	0.74%
Government deposits
Demand deposits	235	—	0.39%	256	—	0.39%
Savings deposits	459	1	0.52%	419	1	0.52%
Certificates of deposit	318	—	0.63%	412	1	0.47%
Total government deposits	1,012	1	0.52%	1,087	2	0.47%
Wholesale deposits and other	8	—	0.39%	—	—	—%
Total interest-bearing deposits	6,804	12	0.72%	6,353	11	0.69%
Short-term Federal Home Loan Bank advances and other	1,822	3	0.73%	1,662	2	0.38%
Long-term Federal Home Loan Bank advances	1,200	6	1.87%	1,560	7	1.86%
Other long-term debt	493	6	5.04%	248	2	3.22%
Total interest-bearing liabilities	10,319	27	1.06%	9,823	22	0.89%
Noninterest-bearing deposits (2)	1,991			1,697
Other liabilities	387			462
Stockholders’ equity	1,346			1,561
Total liabilities and stockholders' equity	$14,043			$13,543
Net interest-earning assets	$2,024			$2,048
Net interest income		$83			$79
Interest rate spread (3)			2.49%			2.50%
Net interest margin (4)			2.67%			2.66%
Ratio of average interest-earning assets to interest-bearing liabilities			119.6%			120.9%

(1)
Consumer loans include: residential first mortgage, second mortgage, HELOC, and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and warehouse lending loans. Includes nonaccrual loans, for further information relating to nonaccrual loans, see Note 4 - Loans Held-for-Investment.

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

	Three Months Ended March 31,
	2017 Versus 2016 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$—	$4	$4
Loans held-for-investment
Consumer loans (1)	1	(4)	(3)
Commercial loans (2)	3	3	6
Total loans held-for-investment	4	(1)	3
Loans with government guarantees	1	(1)	—
Investment securities	—	2	2
Interest-earning deposits	—	—	—
Total interest-earning assets	$5	$4	$9
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$—	$—	$—
Savings deposits	—	—	—
Money market deposits	—	1	1
Certificates of deposit	—	1	1
Total retail deposits	—	2	2
Government deposits
Demand deposits	—	—	—
Savings deposits	—	—	—
Certificates of deposits	—	(1)	(1)
Total government deposits	—	(1)	(1)
Wholesale deposits and other	—	—	—
Total interest-bearing deposits	—	1	1
Short-term Federal Home Loan Bank advances and other	1	—	1
Long-term Federal Home Loan Bank advances	—	(1)	(1)
Other long-term debt	2	2	4
Total interest-bearing liabilities	3	2	5
Change in net interest income	$2	$2	$4

(1)	Consumer loans include residential first mortgage, second mortgage, HELOC, and other consumer loans.

(2)	Commercial loans include commercial real estate, commercial and industrial, and warehouse lending.

Comparison to Prior Year Quarter

Net interest income increased $4 million for the three months ended March 31, 2017, compared to the same period in 2016, primarily driven by an increase in average rates and growth in interest-earning assets. This was partially offset by an increase in average rate and average balance of interest-bearing debt due to the issuance of $250 million of 6.125 percent senior notes ("2021 Senior Notes"), which occurred in the third quarter of 2016. Our net interest margin for the three months ended March 31, 2017 was 2.67 percent, compared to 2.66 percent for the three months ended March 31, 2016. The net 1 basis point increase was driven by mix, resulting from us shifting from lower yielding residential mortgage loans to higher yielding commercial loans, which was further positively impacted by an increase in market rates. This improvement was partially offset by the issuance of our 2021 Senior Notes in the third quarter 2016.

For the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, average LHFS increased $377 million primarily due to extending turn times while the combined $748 million increase in average commercial loans and average investment securities was consistent with our strategy to grow the community bank and enhance the yield on our interest earning assets. Declines in average consumer loans and loans with government guarantees were the result of sales that occurred throughout 2016.

Average interest bearing liabilities increased $496 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase was driven by a $451 million increase in average total deposits and the issuance of our 2021 Senior Notes, partially offset by lower FHLB advances.

Provision (Benefit) for Loan Losses

Comparison to Prior Year Quarter

The provision (benefit) for loan losses was a provision of $3 million during the three months ended March 31, 2017, compared to a benefit of $13 million during the three months ended March 31, 2016. During the three months ended March 31, 2017, the $3 million provision approximated net charge-offs during the three months ended March 31, 2017. The $13 million benefit during the three months ended March 31, 2016, resulted primarily from a release of reserves driven by a decrease in residential first mortgage loans due to the sale of $787 million UPB of performing residential first mortgage loans and $96 million UPB of nonperforming, TDR and non-agency residential mortgage loans.

Net charge-offs for the three months ended March 31, 2017 decreased to $4 million, compared to $12 million for the three months ended March 31, 2016. For the three months ended March 31, 2017 and March 31, 2016, net charge-offs included $2 million and $3 million associated with loans with government guarantees, respectively. For the three months ended March 31, 2017, net charge-offs included $1 million associated with the sale or transfer of $106 million UPB of nonperforming, performing, and jumbo loans, compared to $6 million for the three months ended March 31, 2016 associated with the sale or transfer of $96 million of nonperforming, TDR and non-agency loans. As a percentage of the average LHFI, net charge-offs for the three months ended March 31, 2017 decreased to 0.27 percent from 0.86 percent for the three months ended March 31, 2016. Excluding the charge-offs associated with loan sales or transfers and loans with government guarantees, net charge-offs as a percentage of the average LHFI were 0.07 percent during the three months ended March 31, 2017, compared to 0.20 percent during the three months ended March 31, 2016.

For further information on the provision for loan losses see MD&A - Allowance for Loan Losses.

Noninterest Income

The following tables provide information on our noninterest income along with additional details related to our net gain on loan sales and other mortgage metrics:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Net gain on loan sales	$48	$75
Loan fees and charges	15	15
Deposit fees and charges	4	6
Loan administration income	5	6
Net (loss) return on mortgage servicing rights	14	(6)
Representation and warranty benefit	4	2
Other noninterest income	10	7
Total noninterest income	$100	$105

	Three Months Ended
	March 31, 2017	March 31, 2016
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)	$5,996	$6,863
Net margin on mortgage rate lock commitments (fallout-adjusted) (1) (2)	0.80%	0.96%
Gain on loan sales LHFS + net (loss) return on the MSR	$62	$60
Residential loans serviced (number of accounts - 000's) (3)	393	354
Capitalized value of MSRs	1.10%	1.06%
Mortgage loans sold and securitized	4,484	6,948
Net margin on loans sold and securitized	1.06%	0.94%

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the level of interest rates.

(2)	Gain on sale margin is based on net gain on loan sales related to LHFS to fallout-adjusted mortgage rate lock commitments.

(3)	Includes serviced for own loan portfolio, serviced for others and subserviced for others loans.

Comparison to Prior Year Quarter

Total noninterest income decreased $5 million in the first quarter 2017, compared to the same period in 2016.

Net gain on loan sales decreased $27 million during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease was primarily due to $867 million in lower fallout-adjusted locks, driven by lower refinance activity as a result of higher rates, partially offset by improved purchase volume. The net gain on loan sales margin decreased 16 basis points primarily driven by our decision to extend turn times on LHFS which benefits net interest income during periods of lower loan production. The decrease in net gain on loan sales was also attributed to increased loan sales occurring in the first quarter 2016 that resulted in a $9 million gain on loan sale.

Net return on MSRs was $14 million for the three months ended March 31, 2017, compared to a loss of $6 million during the three months ended March 31, 2016. The $20 million increase was primarily driven by the higher interest rate environment we experienced in the first quarter of 2017 which resulted in lower prepayments, lower prepayment assumptions and favorable fair value adjustments driven by other improved market pricing indicators.

Representation and warranty benefit was $4 million for the three months ended March 31, 2017, compared to a benefit of $2 million during the three months ended March 31, 2016. The representation and warranty reserve was reduced by $4 million in the first quarter 2017, reflecting a continued improvement in risk trends and lower repurchase pipeline which was only $6 million as of March 31, 2017.

Noninterest Expense

The following table sets forth the components of our noninterest expense:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Compensation and benefits	$72	$68
Commissions	10	10
Occupancy and equipment	22	22
Loan processing expense	12	12
Legal and professional expense	7	9
Other noninterest expense	17	16
Total noninterest expense	$140	$137
Efficiency ratio	76.8%	74.5%

Comparison to Prior Year Quarter

Noninterest expense increased $3 million to $140 million during the three months ended March 31, 2017, compared to $137 million during the three months ended March 31, 2016. An increase in compensation and benefits was the primary driver of the change, driven by an increase in headcount to support both growth in Community Banking and an acquisition completed in the first quarter of 2017.

Provision (benefit) for Income Taxes

Our provision for income taxes for the three months ended March 31, 2017 was $13 million, compared to a provision of $21 million during the three months ended March 31, 2016.

Our effective tax rate for the three months ended March 31, 2017 was 33.1 percent, compared to 34.3 percent for the three months ended March 31, 2016.

Our effective tax rate for the three months ended March 31, 2017 differs from the combined federal and state statutory tax rate primarily due to non-taxable bank owned life insurance and other tax-exempt earnings, partially offset by nondeductible expenses.

For further information, see Note 14 - Income Taxes.

OPERATING SEGMENTS

Overview

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 18 - Segment Information, and other sections for a full understanding of our consolidated financial performance.

The net income (loss) by operating segment is presented in the following table:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Community Banking	$6	$18
Mortgage Originations	26	23
Mortgage Servicing	(5)	(5)
Other	—	3
Total net income	$27	$39

Community Banking

Comparison to Prior Year Quarter

During the three months ended March 31, 2017, the Community Banking segment reported net income of $6 million, compared to $18 million for the three months ended March 31, 2016. The provision for loans losses totaled $2 million during the three months ended March 31, 2017, as compared to a benefit of $13 million during the three months ended March 31, 2016. The $15 million increase in provision for loan losses primarily resulted from first quarter 2016 sales of residential first mortgage loans. Other noninterest income decreased $7 million primarily due to a decline in net gain on loan sales. These were partially offset by a $7 million decrease in provision for income taxes, along with an increase in net interest income of $4 million primarily due to an increase in deposit spread in addition to loan growth.

Mortgage Originations

Comparison to Prior Year Quarter

The Mortgage Originations segment net income increased $3 million to $26 million during the three months ended March 31, 2017, compared to $23 million in the three months ended March 31, 2016. The increase was primarily due to $20 million higher net return on the MSRs driven by the higher interest rate environment we experienced in the first quarter of 2017 which resulted in lower prepayments, lower prepayment assumptions and favorable fair value adjustments driven by other improved market pricing indicators. The increase was partially offset by a $19 million decrease in net gain on loan sales primarily due to an $867 million decrease in fallout-adjusted locks and a 16 basis point decrease in margin resulting from competitive factors and the impact of extending turn times on LHFS.

Mortgage Servicing

Comparison to Prior Year Quarter

The Mortgage Servicing segment reported a net loss of $5 million for both the three months ended March 31, 2017, and for the three months ended March 31, 2016. During the three months ended March 31, 2017, we had an increase in other noninterest income primarily due to an increase in fees resulting from a higher number of loans serviced, offset by an increase in asset resolution expense and an increase in compensation and benefits expense driven by higher headcount.

Other

Comparison to Prior Year Quarter

For the three months ended March 31, 2017, the Other segment net income was less than $1 million, as compared to net income of $3 million for the three months ended March 31, 2016. The decrease was primarily due to a reduction in net interest income, as a result of interest expense due to our issuance of our 2021 Senior Notes, which occurred in the third quarter of 2016.

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

A comprehensive discussion of risks affecting us can be found in the Risk Factors section included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. Some of the more significant processes used to manage and control credit, liquidity, market, and operational risks are described in the following paragraphs.

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

Loans held-for-investment

Loans held-for-investment decreased from $6.1 billion at December 31, 2016, to $6.0 billion at March 31, 2017. For the period, growth in our commercial real estate, commercial and industrial and consumer loan portfolios was more than offset by a $397 million decline in warehouse loans which was the result of seasonality and a lower mortgage market driven by a reduction in refinance volume  partially offset by higher purchase volume.

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

At March 31, 2017, the largest geographic concentrations of our residential first mortgage loans in our held-for-investment portfolio were in California, Michigan, and Florida, which represented 56 percent of such loans outstanding.

The following table identifies our residential first LHFI mortgages by major category:

	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Current FICO Score (2)	Weighted Average Maturity (months) (3)	Average Original LTV Ratio	Housing Price Index LTV, as recalculated (4)
	(Dollars in millions)
March 31, 2017
Amortizing (5)	$2,375	3.47%	757	758	322	64.9%	55.8%
Interest-only (5)(6)	68	3.83%	763	764	331	57.8%	45.4%
Total residential first mortgage loans	$2,443	3.48%	757	759	322	64.8%	55.5%

December 31, 2016
Amortizing (5)	$2,244	3.45%	756	757	321	65.5%	56.1%
Interest-only (5)(6)	69	3.65%	762	761	326	58.6%	47.5%
Total residential first mortgage loans	$2,313	3.45%	756	757	321	65.3%	55.8%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts.

(2)	Current FICO scores updated as of February 28, 2017, where available, or most recent credit score.

(3)	Measured in months, weighted average remaining months to maturity.

(4)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level, OFHEO data as of December 31, 2016.

(5)	Includes 3, 5, and 7 year adjustable rate mortgages along with fixed rate mortgages.

(6)	Includes only those loans that are currently in the interest-only phase of repayment. Loans originated as interest-only that are now amortizing are included in amortizing loans.

Second mortgage loans/HELOANs. The second mortgage loans require full documentation and are underwritten and priced to ensure high credit quality and loan profitability. Our current allowable debt-to-income ratio for approval of second mortgages is capped at 43 percent. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 660. Current fixed rate loans are available with terms up to 15 years.

Home Equity Line of Credit loans. HELOC loans require full documentation and are underwritten and priced to ensure high credit quality and loan profitability. Underwriting guidelines for our HELOC originations have been established to attract higher credit quality loans with long-term profitability. HELOC loans are adjustable-rate loans that contain a 10-year interest-only draw period followed by a 20-year amortizing period. We also offer HELOC loans for a term period of five to 15 years to repay. Generally, the minimum FICO is 660, maximum CLTV up to 89.99 percent, and the maximum debt-to-income ratio is 45 percent.

Commercial loans held-for-investment. During the three months ended March 31, 2017, we have continued to grow our commercial loan portfolio. Our Community Banking segment includes relationships with relationship managers throughout Michigan's major markets. Our commercial LHFI totaled $3.1 billion at March 31, 2017 and $3.3 billion at December 31, 2016. The portfolio consists of three loan types: commercial and industrial (includes direct finance leases), CRE, and warehouse, each of which is discussed in more detail below.

Commercial and industrial loans. Commercial and industrial LHFI facilities typically include lines of credit and term loans to middle market businesses for use in normal business operations to finance working capital, equipment and capital purchases, acquisition and expansion projects. This portfolio includes unsecured home builder loans of $69 million at March 31, 2017. We lend to customers with a history of profitability and a long-term business model. Generally, leverage is limited to a ratio of 3 times and the minimum debt service coverage is 1.20. Most of our C&I loans earn interest at a variable rate and we offer our customers the ability to enter into interest rate swaps.

Commercial real estate loans. Our commercial real estate LHFI portfolio is comprised of loans that are collateralized by diversified real estate properties intended to be income-producing in the normal course of business. Our commercial real estate lending relationships are primarily based in the Midwest. Generally, the maximum LTV is 80 percent, or 85 percent for owner-occupied real estate and debt service coverage of 1.20 to 1.35 times. During the three months ended March 31, 2017, our commercial real estate LHFI portfolio grew $138 million to a balance of $1.4 billion. This portfolio also includes owner occupied real estate loans, in addition to secured home builder loans. In 2016, we launched a national home builder finance program to grow our balance sheet, increase commercial deposits and develop incremental revenue through our retail purchase mortgage channel. We had $202 million of secured home builder loans outstanding at March 31, 2017.

The following table presents our total unpaid principal balance (net of write downs) of CRE LHFI by borrower's geographic concentration and collateral type at March 31, 2017:

	State
	Michigan	Florida	Colorado	California	Other	Total (1)
	(Dollars in millions)
Collateral Type
Office	$193	$—	$—	$19	$—	$212
Retail	154	34	—	9	12	209
Single family residence, which includes land	48	31	45	1	76	201
Apartments	130	6	—	—	54	190
Industrial	120	—	—	25	4	149
Hotel/motel	72	—	—	—	35	107
Parking garage/Lot	63	—	—	—	—	63
Land - residential development	13	14	25	—	10	62
Shopping center	36	—	—	—	6	42
Senior living facility	37	—	—	—	—	37
Non Profit	31	—	—	—	—	31
Marina	24	—	—	—	—	24
Special Purposes and all other (2)	40	1	—	14	23	78
Total	$961	$86	$70	$68	$220	$1,405
Percent	68.4%	6.1%	5.0%	4.8%	15.7%	100.0%

(1)	Unpaid principal balance, net of write downs, does not include premiums or discounts. Includes $243 million of commercial owner occupied real estate loans at March 31, 2017.

(2)	Special purpose and all other primarily includes: condominiums, movie theaters, land (vacant), nursing home, and charter schools, etc.

Warehouse lending. We also offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or draw-down on the line is collateralized by mortgage loans being funded and is paid off once the loan is sold to an outside investor or retained within the Bank. Underlying mortgage loans are predominantly originated using the agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. Despite the contraction in warehouse lending which occurred in the first quarter 2017, we are continuing to focus on increasing market share in the warehouse lending market through our strategic initiative to increase lending to customers who originate loans they then sell to outside third party investors. We have a national platform with relationship managers covering both coasts and a large Michigan based sales team. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at March 31, 2017 was $2.5 billion, of which $0.8 billion was outstanding, compared to $2.9 billion at December 31, 2016, of which $1.2 billion was outstanding.

Credit Quality

Management considers a number of qualitative and quantitative factors in assessing the level of our ALLL. For further information see MD&A - Allowance for Loan Losses. As illustrated in the following tables, trends in certain credit quality characteristics such as nonperforming loans and past due statistics remain very strong and continue to show improvement. This is predominantly a result of run-off and sales of legacy portfolios that included nonperforming and TDR loans which have been replaced by new loans with strong credit characteristics.

The following table sets forth certain information about our nonperforming assets as of the end of each of the last five quarters:

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in millions)
Nonperforming LHFI	$17	$22	$23	$23	$27
Nonperforming TDRs	5	8	8	6	6
Nonperforming TDRs at inception but performing for less than six months	6	10	9	15	20
Total nonperforming LHFI (1)	28	40	40	44	53
Real estate and other nonperforming assets, net	13	14	15	19	14
Nonperforming assets held-for-investment, net	$41	$54	$55	$63	$67

Nonperforming assets to total assets	0.27%	0.39%	0.39%	0.46%	0.49%
Nonperforming LHFI to LHFI	0.47%	0.67%	0.63%	0.76%	0.95%
ALLL to LHFI (2)	2.37%	2.37%	2.30%	2.62%	2.93%
ALLL to LHFI and loans with government guarantees (2)	2.25%	2.23%	2.16%	2.43%	2.70%
Net charge-offs to LHFI ratio (annualized) (2)	0.27%	0.13%	0.51%	0.62%	0.86%
Nonperforming assets to LHFI and repossessed assets	0.69%	0.90%	0.87%	1.09%	1.20%
Nonperforming assets to Tier 1 capital (to adjusted total assets) + ALLL (3)	2.90%	3.93%	4.03%	3.79%	4.15%

(1)
Does not include nonperforming LHFS of $21 million, $6 million, $5 million, $5 million and $6 million at March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, respectively.

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

The following table sets forth information regarding past due LHFI at the dates listed:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due
	(Dollars in millions)
March 31, 2017
Consumer Loans
Residential First Mortgage	$3	$1	$26	$30
Second Mortgage	—	—	1	1
HELOC	1	—	1	2
Other Consumer	—	—	—	—
Total Consumer Loans	$4	$1	$28	$33
December 31, 2016
Consumer Loans	$6	$—	$29	$35
Residential First Mortgage	—	1	4	5
Second Mortgage	1	1	7	9
HELOC	1	—	—	1
Total Loans	$8	$2	$40	$50

(1)	Includes performing nonaccrual loans that are less than 90 days delinquent and for which interest cannot be accrued.

At March 31, 2017, we had $33 million of past due (payment of principal or interest is 30 days past the scheduled payment date) LHFI. Of those past due loans, $28 million loans were nonperforming bringing the level of nonperforming loans at March 31, 2017 to the lowest we’ve reported in over 20 years. At December 31, 2016, we had $50 million of past due LHFI. Of those past due loans, $40 million loans were nonperforming. The decrease from December 31, 2016 to March 31, 2017 was primarily due to improved asset quality and the sale or transfer of nonperforming loans.

Early stage delinquencies remained low with the 30 to 59 days past due loans decreasing to $4 million at March 31, 2017, compared to $8 million at December 31, 2016, primarily driven by improved asset quality growth.

The ratio of nonperforming loans to LHFI decreased to 0.47 percent at March 31, 2017 from 0.67 percent at December 31, 2016.

Consumer loans. As of March 31, 2017, nonperforming consumer loans decreased $12 million from December 31, 2016, primarily due to the sale or transfer of nonperforming loans and the continued improvement in our overall credit quality. Net charge-offs in consumer loans totaled $4 million for the three months ended March 31, 2017, compared to $12 million during the three months ended March 31, 2016, due to the charge-offs of $1 million and $6 million related to the sale or transfer of loans during the three months ended March 31, 2017 and March 31, 2016, respectively.

Commercial loans. As of March 31, 2017 and December 31, 2016, there were no nonperforming commercial loans. There were no net charge-offs of commercial loans for the three months ended March 31, 2017 and March 31, 2016.

Troubled debt restructurings (held-for-investment)

Troubled debt restructurings ("TDRs") are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted. The decrease of $26 million in our total TDR loans at March 31, 2017, compared to December 31, 2016 was primarily due to the sale of nonperforming loans during the three months ended March 31, 2017. Nonperforming TDRs were 54.0 percent and 44.2 percent of total nonperforming loans at March 31, 2017 and December 31, 2016, respectively.

Nonperforming TDRs are included in nonaccrual loans. TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms. Performing TDRs are excluded from nonaccrual loans because it is reasonably assured that all contractual principal and interest due under the restructured terms will be collected. Within consumer nonperforming loans, residential first mortgage TDRs were 65.8 percent of residential first mortgage nonperforming loans at March 31, 2017, compared to 37.4 percent at December 31, 2016.

The following table sets forth a summary of TDRs by performing status and activity during each of the years presented:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Performing
Beginning balance	$67	$101
Additions	1	5
Transfer to nonperforming TDR	(1)	(2)
Transfer from nonperforming TDR	—	2
Principal repayments	—	(1)
Reductions (1)	(19)	(30)
Ending balance (2)(3)	$48	$75
Nonperforming
Beginning balance	$18	$35
Additions	—	4
Transfer from performing TDR	1	2
Transfer to performing TDR	—	(2)
Principal repayments	—	—
Reductions (1)	(8)	(13)
Ending balance (2)(4)	$11	$26

(1)	Includes loans paid in full or otherwise settled, sold or charged-off.

(2)	Consumer loans include residential first mortgage, second mortgage, HELOC and other consumer loans. The ALLL on consumer TDR loans totaled $8 million and $9 million at March 31, 2017 and 2016.

(3)	There were no commercial TDRs at March 31, 2017 and 2016.

(4)	There were no commercial TDRs at March 31, 2017.

Allowance for Loan Losses

The ALLL represents management's estimate of probable losses that are inherent in our LHFI portfolio but which have not yet been realized. The consumer loan portfolio includes residential first mortgages, second mortgages, HELOC, and other consumer loans. The commercial loan portfolio includes CRE, C&I and warehouse lending. For further information, see Note 4 - Loans Held-for-Investment.

The ALLL decreased $1 million to $141 million at March 31, 2017, compared to $142 million at December 31, 2016. The decrease from December 31, 2016 was driven by improved asset quality and low sustained levels of charge-offs, partially offset by volume mix, which included growth in commercial loans.
The ALLL as a percentage of LHFI remained at 2.4 percent as of March 31, 2017, no change from 2.4 percent as of December 31, 2016. At March 31, 2017, we had a 2.9 percent allowance coverage of our consumer loan portfolio. The commercial loan ALLL coverage ratio was 1.9 percent at March 31, 2017, reflecting the continued growth in the portfolio, along with the continued strong credit quality.

The following tables set forth certain information regarding the allocation of our ALLL to each loan category:

	March 31, 2017
	Loans Held-for-Investment	Percent of Portfolio	Allowance Amount	Allowance as a Percent of Loan Portfolio
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,456	41.3%	$61	2.5%
Second mortgage	82	1.4%	7	8.5%
HELOC	289	4.9%	14	4.8%
Other	26	0.5%	1	3.8%
Total consumer loans	2,853	48.1%	83	2.9%
Commercial loans
Commercial real estate	1,399	23.5%	32	2.3%
Commercial and industrial	854	14.3%	20	2.3%
Warehouse lending	840	14.1%	6	0.7%
Total commercial loans	3,093	51.9%	58	1.9%
Total consumer and commercial loans (1)	$5,946	100.0%	$141	2.4%

(1)	Excludes loans carried under the fair value option.

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Beginning balance	$142	$187
Provision (benefit) for loan losses	3	(13)
Charge-offs
Consumer loans
Residential first mortgage	(4)	(11)
Second mortgage	—	(1)
HELOC	—	(1)
Other consumer	(1)	(1)
Total consumer loans	(5)	(14)
Commercial loans
Total commercial loans	—	—
Total charge offs	(5)	(14)
Recoveries
Consumer loans
HELOC	—	1
Other consumer	1	1
Total consumer loans	1	2
Commercial loans
Total commercial loans	—	—
Total recoveries	1	2
Charge-offs, net of recoveries	(4)	(12)
Ending balance	$141	$162
Net charge-off to LHFI ratio (1)	0.27%	0.86%
Net charge-off ratio, adjusted (1)(2)	0.07%	0.20%

(1)	Excludes loans carried under the fair value option.

(2)
Excludes charge-offs of $1 million and $6 million related to the transfer and subsequent sale of loans during the three months ended March 31, 2017 and March 31, 2016, respectively. Also excludes charge-offs related to loans with government guarantees of $2 million and $3 million during the three months ended March 31, 2017 and March 31, 2016, respectively.

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

Financial instruments used to manage interest rate risk include derivative financial instruments such as interest rate swaps and forward sales commitments. For further information, see Note 8 - Derivative Financial Instruments and Note 17 - Fair Value Measurements. All of our derivatives are accounted for at fair market value. All mortgage loan production originated for sale is accounted for on a fair value basis.

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

The following table is a summary of the changes in our net interest income that are projected to result from hypothetical changes in market interest rates. The interest rate scenarios presented in the table include interest rates as of March 31, 2017 and December 31, 2016 and rates in those periods adjusted by instantaneous parallel rate changes plus or minus 200 basis points. The minus 200 basis point shock scenario is a flattener scenario as rates are floored at zero given the current interest rate levels.

March 31, 2017
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$373	$13	3.7%
Constant	359	—	—%
(200)	301	(58)	(16.1)%
December 31, 2016
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$321	$19	6.3%
Constant	301	—	—%
(200)	245	(57)	(18.9)%

At March 31, 2017, the $58 million increase in the net interest income in the constant scenario as compared to December 31, 2016, was primarily driven by the increased size of balance sheet.

We have also projected the potential impact to net interest income in a hypothetical interest rate scenario as of March 31, 2017. When increasing short-term interest rates instantaneously by 100 basis points and holding the longer term interest rates unchanged, the decrease to net interest income over a 12-month and 24-month period based on our balance sheet as of March 31, 2017 is a loss of $42 million and $52 million, respectively.

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

The following table is a summary of the changes in our EVE that are projected to result from hypothetical changes in market interest rates. EVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at March 31, 2017 and December 31, 2016, and is adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

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

If EVE increases in any interest rate scenario, that would indicate an increasing direction for the margin in that hypothetical rate scenario. A perfectly matched balance sheet would possess no change in the EVE, no matter what the rate scenario. The following table presents the EVE in the stated interest rate scenarios:

March 31, 2017					December 31, 2016
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change
	(Dollars in millions)					(Dollars in millions)
300	$1,891	12.5%	$(139)	(6.8)%	300	$1,927	13.9%	$(173)	(8.2)%
200	1,961	12.9%	(69)	(3.4)%	200	2,005	14.4%	(95)	(4.5)%
100	2,020	13.3%	(10)	(0.5)%	100	2,073	14.9%	(28)	(1.3)%
Current	2,030	13.4%	—	—%	Current	2,100	15.1%	—	—%
(100)	1,984	13.1%	(46)	(2.3)%	(100)	2,067	14.9%	(33)	(1.6)%

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

Mortgage Origination

We utilize multiple production channels to originate or acquire mortgage loans on a national scale to generate high returns on equity capital. This helps grow the servicing business and provides stable, low cost funding for the Community Bank segment. We continue to leverage technology to streamline the mortgage origination process, thereby bringing service and convenience to borrowers and correspondents. We also continue to make available to our customers various web-based tools that facilitate the mortgage loan process through each of our production channels. We will continue to seek new ways to expand our relationships with borrowers and correspondents to provide the necessary capital and liquidity to grow mortgage servicing and the Community Bank segment.

We are a leading national originator of mortgage loans based on our residential first mortgage loan originations. The following tables disclose residential first mortgage loan originations by channel, type and mix for each respective period:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(Dollars in millions)
Correspondent	$4,455	$4,761
Broker	1,041	1,270
Retail	407	312
Total	$5,903	$6,343
Purchase originations	$3,057	$2,688
Refinance originations	2,846	3,655
Total	$5,903	$6,343
Conventional	$2,959	$3,799
Government	1,690	1,525
Jumbo	1,254	1,019
Total	$5,903	$6,343

Correspondent. In the correspondent channels, an unaffiliated bank or mortgage company completes the loan paperwork and also funds the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at an agreed upon price. We perform a full review of each loan, whether purchased in bulk or not, purchasing only those loans that were originated in accordance with our underwriting guidelines. Correspondents apply to the Bank and may be approved for delegated underwriting authority. Delegate correspondents assume the risks associated with the underwriting of the loan and earn more on loans sold compared to non-delegated correspondents. Non-delegated correspondents earn commissions and administrative fees for closing and funding loans which are then underwritten by the Bank. We have active correspondent relationships with 1,038 companies located in all 50 states, ranking us as the fourth largest correspondent lender.

Broker. In a broker transaction, an unaffiliated mortgage broker completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten by us on a loan-level basis to our underwriting standards and we fund and close the loan in the Bank's name, thereby becoming the lender of record. We are the eighth largest sub-servicer of mortgage loans nationwide with 674 active mortgage broker relationships located in all 50 states.

Retail. In our retail channel, loans are originated through our nationwide network of stand-alone home loan centers. At
March 31, 2017, we maintained 43 retail locations in 23 states. In a direct-to-consumer lending transaction, loans are originated through our Community Bank segment banking centers and from a national direct-to-consumer call center, both of which may leverage our existing customer relationships. When loans are originated on a retail basis, most aspects of the lending process are completed internally, including the origination documentation (inclusive of customer disclosures), as well as the funding of the transactions. Our centralized loan processing provides efficiencies and allows lending sales staff to focus on business development.

The majority of our total loan originations during the year ended March 31, 2017 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale to the Agencies. In addition, we originate or purchase residential first mortgage loans, other consumer loans, and commercial loans for our LHFI portfolios. Our revenues include noninterest income from sales of residential first mortgages to the Agencies, net interest income, and revenue from servicing of loans for others.

Our Mortgage Origination segment provides us with a large number of customer relationships through our servicing of loans sold to the Agencies and those loans we retain. These relationships, along with our banking customer relationships, provide us an opportunity to cross-sell a full line of consumer financial products which include mortgage refinancing, HELOC, and other consumer loans.

We primarily utilize borrowings from the FHLB to fund our mortgage LHFS and our warehouse lending portfolio. The FHLB provides funding on a fully collateralized basis to us. Our borrowing capacity with the FHLB is a function of the amount of eligible collateral pledged, which includes residential first mortgage loans, home equity lines of credit, commercial real estate loans.

Loans held-for-sale

The majority of our mortgage loans originated as LHFS are sold into the secondary market by securitizing the loans into agency mortgage backed securities or on a whole loan basis. Sales of loans totaled $4.5 billion, or 75.8 percent of originations during the three months ended March 31, 2017, compared to $6.9 billion, or 109.4 percent of originations during the three months ended March 31, 2016. The decrease in sales volume and percentage of originations during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to the company slowing deliveries to the Agencies to better optimize profitability. During the three months ended March 31, 2017, turn times on LHFS were an average of 67 days compared to an average of 39 days during the three months ended March 31, 2016.

As of March 31, 2017, we had outstanding commitments to sell $7.0 billion of mortgage loans. Generally, these commitments are funded within 120 days. At March 31, 2017 and December 31, 2016, consumer LHFS totaled $4.5 billion and $3.2 billion, respectively, which are primarily residential mortgage loans. For further information on LHFS, see Note 3 - Loans Held-for-Sale.

Mortgage Servicing

We are a top 25 national mortgage servicer. The Mortgage Servicing segment services and subservices mortgage loans for others on a fee for service basis and may also collect ancillary fees and earn income through the use of noninterest bearing escrows. Revenue for those serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the status of the underlying loans. The Mortgage Servicing segment provides servicing of residential mortgages for our own LHFI portfolio in the Community Banking segment for which it earns revenue via an intercompany service fee allocation.

The following table presents the unpaid principal balance (net of write downs) of residential loans serviced and the number of accounts associated with those loans.

	March 31, 2017		December 31, 2016
	Amount	Number of accounts	Amount	Number of accounts
	(Dollars in millions)
Residential loan servicing
Serviced for own loan portfolio (1)	$7,369	33,766	$5,816	29,244
Serviced for others	26,763	116,965	31,207	133,270
Subserviced for others (2)	48,940	242,445	43,127	220,075
Total residential loans serviced	$83,072	393,176	$80,150	382,589

(1)	Includes LHFI (residential first mortgage, second mortgage, and HELOC), LHFS (residential first mortgage), loans with government guarantees and repossessed assets.

(2)	Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs. Includes repossessed assets.

Mortgage servicing rights

At March 31, 2017, MSRs at fair value decreased $40 million to $295 million, compared to $335 million at December 31, 2016, primarily due to bulk MSR sales of $5.8 billion UPB in underlying loans, partially offset by additions from loan sales where we retained servicing. As of March 31, 2017, we have pending MSR sales with a fair value of $195 million expected to close in the second quarter of 2017.

The principal balance of the loans underlying our total MSRs was $26.8 billion at March 31, 2017, compared to $31.2 billion at December 31, 2016, the decrease is primarily attributable to bulk MSR sales in the first quarter 2017, partially offset by loan sales where we retained servicing.

For further information, see Note 7 - Mortgage Servicing Rights.

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

Our Consolidated Statements of Cash Flows shows cash used in operating activities of $5.2 billion and $1.9 billion for the three months ended March 31, 2017 and 2016, respectively. This primarily reflects our mortgage operations and is a reflection of the manner in which we execute certain loan sales for which the cash outflow is considered an operating activity and the corresponding cash inflow is considered an investing activity. For the period ending March 31, 2017, operating cash flows declined primarily due to our election to extend the amount of time we hold mortgage backed securities related to our LHFS portfolio.

As governed and defined by our internal liquidity policy, we maintain adequate excess liquidity levels appropriate to cover unanticipated liquidity needs. In addition to this liquidity, we also maintain targeted minimum levels of unused collateralized borrowing capacity as another cushion against unexpected liquidity needs. Each business day, we forecast 90 days of daily cash needs. This allows us to determine our projected near term daily cash fluctuations and also to plan and adjust, if necessary, future activities. As a result, in an adverse environment, we would be able to make adjustments to operations as required to meet the liquidity needs of our business, including adjusting deposit rates to increase deposits, planning for additional FHLB borrowings, accelerating sales of LHFS (agencies and/or private), selling LHFI or investment securities, borrowing through the use of repurchase agreements, reducing originations, making changes to warehouse funding facilities, or borrowing from the discount window.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our LHFI portfolio is funded with stable core deposits whereas our warehouse and LHFS may be funded with FHLB borrowings.

Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations.

Parent Company Liquidity

The Company obtains its liquidity from multiple sources, including dividends from the Bank and the issuance of debt and equity securities. The primary uses of the Company's liquidity are debt service, dividends to common and preferred stockholders, capital contributions to the Bank and operating expenses. At March 31, 2017 the Company held $107 million of cash at the Bank.

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

For further information and restrictions related to the Bank's payment of dividends, see MD&A - Capital and Regulatory Risk.

Deposits

Our deposits consist of three primary categories: retail deposits, government deposits, and company controlled deposits. The composition of our deposits was as follows:

	March 31, 2017			December 31, 2016
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
	(Dollars in millions)
Retail deposits
Branch retail deposits
Demand deposit accounts	$876	0.05%	10.1%	$852	0.05%	9.7%
Savings accounts	3,901	0.75%	45.1%	3,824	0.77%	43.5%
Money market demand accounts	134	0.14%	1.6%	138	0.14%	1.6%
Certificates of deposit/CDARS (1)	1,083	1.06%	12.5%	1,055	1.04%	12.0%
Total branch retail deposits	5,994	0.69%	69.3%	5,869	0.70%	66.7%
Commercial retail deposits
Demand deposit accounts	317	0.16%	3.7%	282	0.16%	3.2%
Savings accounts	70	0.63%	0.8%	63	0.62%	0.7%
Money market demand accounts	105	0.76%	1.2%	109	0.77%	1.2%
Certificates of deposit/CDARS (1)	1	1.59%	—%	1	1.58%	—%
Total commercial retail deposits	493	0.36%	5.7%	455	0.37%	5.1%
Total retail deposits	$6,487	0.67%	75.0%	$6,324	0.67%	71.9%
Government deposits
Demand deposit accounts	$247	0.39%	2.9%	$250	0.39%	2.8%
Savings accounts	449	0.52%	5.2%	451	0.52%	5.1%
Certificates of deposit/CDARS (1)	307	0.80%	3.6%	329	0.74%	3.7%
Total government deposits (2)	1,003	0.57%	11.7%	1,030	0.56%	11.7%
Wholesale deposits	10	0.60%	0.1%	—	—%	—%
Company controlled deposits (3)	1,145	—%	13.2%	1,446	—%	16.4%
Total deposits (4)	$8,645	0.57%	100.0%	$8,800	0.55%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1 billion at both March 31, 2017 and December 31, 2016.

(2)	Government deposits include funds from municipalities and schools.

(3)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $3.9 billion and $4.0 billion at March 31, 2017 and December 31, 2016.

Total deposits decreased $155 million, or 1.8 percent at March 31, 2017, compared to December 31, 2016, primarily due to a decrease in company controlled deposits.

We continue to focus on increasing our core deposit which includes demand deposits, savings and money market accounts that provides a lower cost funding source to the Bank. During the three months ended March 31, 2017, our core deposits increased $135 million primarily driven by growth in retail savings accounts.

We utilize local governmental agencies, and other public units, as an additional source for deposit funding. As a
Michigan bank, we are not required to hold collateral against our government deposits from Michigan municipalities as they are covered by the Michigan Business and Growth Fund. This results in higher margins earned on these deposits which can be used to fund higher yielding commercial loans. Government deposit accounts include $307 million of certificates of deposit with maturities typically less than one year and $696 million in checking and savings accounts at March 31, 2017.

Company controlled deposits arise due to our servicing or sub-servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. Certain deposits require us to reimburse the owner for the spread on these funds. This cost is a component of net loan administration income. During the three months ended March 31, 2017, these deposits decreased $301 million, primarily due to timing of seasonal tax payments.

We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50 million. At March 31, 2017, we had $234 million of total CDs enrolled in the CDARS program. The total CDARS balances increased $3 million at March 31, 2017 from December 31, 2016.

Borrowings

The FHLB provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the FHLB using approved loan types as collateral. At March 31, 2017, we had the authority and approval from the FHLB to utilize a line of credit of up to $7.0 billion and we may access that line to the extent that collateral is provided. At March 31, 2017, we had $4.4 billion of advances outstanding and an additional $847 million of collateralized borrowing capacity available at the FHLB. At March 31, 2017, we pledged collateral to the Federal Reserve Discount Window amounting to $477 million with a lendable value of $454 million. At December 31, 2016, we pledged collateral to the Federal Reserve Discount Window amounting to $496 million with a lendable value of $474 million. At March 31, 2017 and December 31, 2016, we had no borrowings outstanding against this line of credit.

Federal Home Loan Bank advances. FHLB advances increased $1.4 billion to $4.4 billion at March 31, 2017 from $3.0 billion at December 31, 2016. We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and long-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending on our current inventory of mortgage LHFS and the availability of lower cost funding sources. Our portfolio includes short-term fixed rate advances, long-term LIBOR adjustable advances, and long-term fixed rate advances. Interest rates on the LIBOR index advances reset every three months and the advances may be prepaid without penalty, with notification, at scheduled three-month intervals after an initial 12-month lockout period.

For further information relating to FHLB advances, see Note 9 - Borrowings.

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

On July 11, 2016, we issued $250 million of 2021 Senior Notes which mature on July 15, 2021. The proceeds from these notes were used to bring current and redeem our outstanding Series C Preferred Stock.

Prior to June 15, 2021, we may redeem some or all of the 2021 Senior Notes at a redemption price equal to the greater of 100 percent of the aggregate principal amount of the 2021 Senior Notes to be redeemed or the sum of the present values of the remaining scheduled payments plus, in each case, accrued and unpaid interest.

For further information relating to long-term debt, see Note 9 - Borrowings.

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

Loans with government guarantees

Our loans with government guarantees portfolio totaled $322 million at March 31, 2017. Repossessed assets and the associated claims related to loans with government guarantees recorded in other assets totaled $119 million. At December 31, 2016, our loans with government guarantees portfolio totaled $365 million and repossessed assets and the associated claims related to loans with government guarantees which were recorded in other assets totaled $135 million. The balance of this portfolio decreased at March 31, 2017, primarily due to loans with government guarantees being transferred to LHFS and resold. The decline in repurchased assets and the associated claims related to loans with government guarantees was primarily due to loan liquidations.

Substantially all of these loans continue to be insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs and management believes that the reimbursement process is proceeding appropriately. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes delinquent, which is not paid by the FHA until claimed. Certain loans within our portfolio may be subject to indemnifications and insurance limits which exposes us to limited credit risk. In the first quarter of 2017, we experienced net charge-offs of $2 million and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages. These charge-offs arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss of the guarantee.

For further information, see Note 5 - Loans with Government Guarantees.

Representation and warranty reserve

When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac).

The $4 million benefit from the provision adjustment recorded to representation and warranty reserve expense during the three months ended March 31, 2017, was primarily due to ongoing refinements in our assumptions to reflect repurchase experience related to recent vintages along with reduction in reserve estimates associated with indemnification agreements with the U.S. Department of Housing and Urban Development.

During the three months ended March 31, 2017, we had $3 million in Fannie Mae new repurchase demands and $3 million in Freddie Mac new repurchase demands. These amounts are down as compared to the three months ended March 31, 2016 when we had $7 million in Fannie Mae new repurchase demands and $6 million in Freddie Mac new repurchase demands. The total UPB of 2009 and later vintage loans, which are subject to the representation and warranty reserve, sold to Fannie Mae and Freddie Mac was $186 million and $166 million at March 31, 2017 and March 31, 2016, respectively.

For further information on Representation and Warranty Reserve, see Note 10 - Representation and Warranty Reserve.

Capital and Regulatory Risk

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

In the first quarter 2017, we paid dividends of $48 million from the Bank to the Bancorp. To support the on-going debt service and other Bancorp expenses, we also intend to reduce our Bancorp double leverage and debt to equity ratios to be more consistent with such ratios at other mid-sized banks, which would likely require further dividend payments from the Bank to the Bancorp for the foreseeable future.

Consent Orders

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

Supervisory Agreement

On January 28, 2010, we became subject to the Supervisory Agreement, which will remain in effect until terminated, modified, or suspended in writing by the Federal Reserve. The failure to comply with the Supervisory Agreement could result in the initiation of further enforcement action by the Federal Reserve, including the imposition of further operating restrictions, and could result in additional enforcement actions against us. We have taken actions which we believe are appropriate to comply with, and intend to maintain compliance with, all of the requirements of the Supervisory Agreement. For further information and a complete description of all of the terms of the Supervisory Agreement, please refer to the copy of the Supervisory Agreement filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 28, 2010 and as an exhibit to our 2016 Form 10-K filed on March 13, 2017.

Department of Justice Settlement Agreement

On February 24, 2012, the Bank entered into a Settlement Agreement with the DOJ under which we made an initial payment of $15 million and agreed to make future payments totaling $118 million in annual increments of up to $25 million upon meeting all of the following conditions which are evaluated quarterly and include: (a) the reversal of the DTA valuation allowance, which occurred at the end of 2013; (b) the repayment of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "TARP Preferred"), which occurred in July 2016; and (c) our Bank has a Tier 1 Leverage Capital Ratio of 11 percent or greater. Additionally, if the Bank or Bancorp become party to a business combination in which the Bank and Bancorp represent less than 33.3 percent of the resulting company’s assets, annual payments would commence twelve months after the date of that business combination. Further, should all conditions for payment be satisfied, an annual payment under the settlement agreement would be made, and any further payments would be made only so long as such conditions are satisfied at the time required for such further payments.

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

Future annual payments of $25 million or the final payment of the remaining balance under the Settlement Agreement could be required if the Tier 1 Leverage Ratio of the Bank meets or exceeds 11 percent. The combination of (a) future dividends from the Bank to Bancorp and (b) continued growth in earning assets at the Bank are expected to continue to limit the growth rate of the Bank’s Tier 1 Leverage Ratio, which could have an impact on the timing of expected cash flows under the Settlement Agreement.

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

Effective January 1, 2015, we became subject to the Basel III rules, which include certain transition provisions. Capital deductions to the Company's MSRs and deferred tax assets are recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2018. When presented on a fully phased-in basis, capital, risk-weighted assets, and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized. At March 31, 2017, the Company and the Bank were subject to the transitional phase-in limitation on deductions related to MSRs and certain deferred tax assets. The annual incremental change in the deductions due to the increase in the transitional phase-in from 60 percent in 2016 to 80 percent in 2017 reduced our regulatory capital ratios. These transitional phase in amounts increase to 100 percent in 2018.

Effective January 1, 2016, we became subject to the capital conservation buffer under the Basel III rules, subjecting a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer above the minimum risk based capital requirements. The capital conservation buffer for 2017 must be greater than 1.25 percent in order to not be subject to limitations. The Company and the Bank had a capital conservation buffer of 7.8 percent and 10.2 percent, respectively as of March 31, 2017. When fully phased-in on January 1, 2019, the capital conservation buffer must be greater than 2.5 percent.

Dodd-Frank Act Section 171, commonly known as the Collins Amendment, grandfathered the regulatory treatment of hybrid securities, such as trust preferred securities issued prior to May 9, 2010, for banks or holding companies with less than $15 billion in total consolidated assets as of December 31, 2009.

At March 31, 2017, we were considered "well-capitalized" for regulatory purposes. The following tables show the regulatory capital ratios as of the dates indicated:

	March 31, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Bancorp
Tier 1 leverage (to adjusted tangible assets)	$1,277	9.31%	$1,256	8.88%
Total adjusted tangible asset base (1)	13,716		14,149
Tier 1 capital (to RWA)	$1,277	14.70%	$1,256	15.12%
Common equity Tier 1 (to RWA)	1,071	12.32%	1,084	13.06%
Total risk-based capital (to RWA)	1,389	15.98%	1,363	16.41%
Risk-weighted asset base (1)	$8,689		$8,305

	March 31, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Bank
Tier 1 leverage (to adjusted tangible assets)	$1,477	10.74%	$1,491	10.52%
Total adjusted tangible asset base (1)	13,754		14,177
Tier 1 capital (to RWA)	$1,477	16.93%	$1,491	17.90%
Common equity Tier 1 (to RWA)	1,477	16.93%	1,491	17.90%
Total risk-based capital (to RWA)	1,588	18.20%	1,598	19.18%
Risk-weighted asset base (1)	$8,726		$8,332

(1)	Based on adjusted total assets for purposes of Tier 1 leverage capital and risk-weighted assets for purposes Tier 1, common equity Tier 1, and total risk-based capital.

Our Tier 1 leverage ratio increased at March 31, 2017, compared to December 31, 2016, primarily as a result of earnings offset by an increase in the deductions related to DTAs and MSRs due to the change in transitional phase-in limitation from 60 percent at December 31, 2016 to 80 percent at March 31, 2017.

Banks with assets greater than $10 billion are required to submit a DFAST under the final rules established by their primary regulator. DFAST requires banks to project results over a nine-quarter planning horizon under three scenarios (baseline, adverse, and severely adverse) published by the Federal Reserve and to show that the bank would exceed regulatory minimum capital standards for the Tier 1 leverage ratio, Tier 1 common ratio, Tier 1 risk-based capital ratio, and the Total risk-based capital ratio under all of these scenarios. We are not subject to the Federal Reserve’s Comprehensive Capital Analysis and Review program.

Certain regulatory capital ratios for the Bank and the Company are shown in the following table:

	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Bank	Bancorp
March 31, 2017
Basel III Ratios (transitional)
Common equity Tier I capital ratio	4.50%	6.50%	16.93%	12.32%
Tier I leverage ratio	4.00%	5.00%	10.74%	9.31%
Basel III Ratios (fully phased-in) (1)
Common equity Tier I capital ratio	4.50%	6.50%	15.77%	10.79%
Tier I leverage ratio	4.00%	5.00%	10.35%	8.75%

(1)	Refer to MD&A - Use of Non-GAAP Financial Measures.

The impact under the fully phased in Basel III rules to our Tier 1 leverage ratio is mostly driven by the treatment that MSRs receive under Basel III. Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs included in Tier 1 capital. At March 31, 2017, we had $295 million of MSRs, representing 23.1 percent of Tier 1 capital. Our ratio of MSRs to Tier 1 capital was 26.7 percent at December 31, 2016. Over the long term, we plan to continue to reduce our MSRs to Tier 1 ratio, taking into consideration market conditions to guide our pace of MSR reduction.

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

Nonperforming assets / Tier 1 + Allowance for Loan Losses. The ratio of nonperforming assets to Tier 1 and ALLL divides the total level of nonperforming LHFI assets by Tier 1 capital (to adjusted total assets), as defined by bank regulations, plus ALLL. We believe these measurements are meaningful measures of capital adequacy used by investors, regulators, management and others to evaluate the adequacy of capital in comparison to other companies within the industry.

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Nonperforming assets / Tier 1 capital + ALLL
Nonperforming assets	$41	$67
Tier 1 capital (to adjusted total assets)	1,277	1,453
Allowance for loan losses	141	162
Tier 1 capital + ALLL	$1,418	$1,615
Nonperforming assets / Tier 1 capital + ALLL	2.90%	4.15%

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

	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets)	Tier 1 Capital (to Risk Weighted Assets	Total Risk-Based Capital (to Risk Weighted Assets)
	(Dollars in millions)
March 31, 2017
Flagstar Bancorp
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in)
Basel III (transitional)	$1,071	$1,277	$1,277	$1,389
Increased deductions related to deferred tax assets, MSRs, and other capital components	(119)	(85)	(85)	(83)
Basel III (fully phased-in) capital	$952	$1,192	$1,192	$1,306
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in)
Basel III assets (transitional)	$8,689	$13,716	$8,689	$8,689
Net change in assets	131	(85)	131	131
Basel III (fully phased-in) assets	$8,820	$13,631	$8,820	$8,820
Capital ratios
Basel III (transitional)	12.32%	9.31%	14.70%	15.98%
Basel III (fully phased-in)	10.79%	8.75%	13.52%	14.81%

	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets)	Tier 1 Capital (to Risk Weighted Assets	Total Risk-Based Capital (to Risk-Weighted Assets)
	(Dollars in millions)
March 31, 2017
Flagstar Bank
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in)
Basel III (transitional)	$1,477	$1,477	$1,477	$1,588
Increased deductions related to deferred tax assets, MSRs, and other capital components	(60)	(60)	(60)	(56)
Basel III (fully phased-in) capital	$1,417	$1,417	$1,417	$1,532
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in)
Basel III assets (transitional)	$8,726	$13,754	$8,726	$8,726
Net change in assets	262	(60)	262	262
Basel III (fully phased-in) assets	$8,988	$13,694	$8,988	$8,988
Capital ratios
Basel III (transitional)	16.93%	10.74%	16.93%	18.20%
Basel III (fully phased-in)	15.77%	10.35%	15.77%	17.04%

Critical Accounting Estimates

Various elements of our accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions in those policies are critical to an understanding of our Consolidated Financial Statements, in Item 1. Financial Statements herein. These policies relate to: (a) the determination of our ALLL; and (b) fair value measurements. We believe the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements and the Notes, in Item 1, are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements and the Notes, in Item 1, herein, to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, which is available on our website, flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

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

Generally, forward-looking statements are not based on historical facts but instead represent management’s beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, estimate, may increase, may fluctuate, and similar expressions or future or conditional verbs such as will, should, would and could. Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included within each individual business’ discussion and analysis of our results of operations and the risk factors listed and described in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1A to Part II of this Quarterly Report on Form 10-Q, which are incorporated by reference herein, for further information on these and other factors affecting us.

Any forward-looking statements made by or on behalf of Flagstar Bancorp, Inc. speak only as to the date they are made, and we do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Unaudited)
Assets
Cash	$72	$84
Interest-earning deposits	89	74
Total cash and cash equivalents	161	158
Investment securities available-for-sale	1,650	1,480
Investment securities held-to-maturity	1,048	1,093
Loans held-for-sale ($4,511 and $3,145 measured at fair value, respectively)	4,543	3,177
Loans held-for-investment ($13 and $72 measured at fair value, respectively)	5,959	6,065
Loans with government guarantees	322	365
Less: allowance for loan losses	(141)	(142)
Total loans held-for-investment and loans with government guarantees, net	6,140	6,288
Mortgage servicing rights	295	335
Net deferred tax asset	273	286
Federal Home Loan Bank stock	201	180
Premises and equipment, net	277	275
Other assets	773	781
Total assets	$15,361	$14,053
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$1,831	$2,077
Interest bearing deposits	6,814	6,723
Total deposits	8,645	8,800
Short-term Federal Home Loan Bank advances	3,186	1,780
Long-term Federal Home Loan Bank advances	1,200	1,200
Other long-term debt	493	493
Representation and warranty reserve	23	27
Other liabilities ($60 and $60 measured at fair value, respectively)	443	417
Total liabilities	13,990	12,717
Stockholders’ Equity
Common stock $0.01 par value, 70,000,000 shares authorized; 57,043,565 and 56,824,802 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,510	1,503
Accumulated other comprehensive (loss) income	(6)	(7)
Accumulated deficit	(134)	(161)
Total stockholders’ equity	1,371	1,336
Total liabilities and stockholders’ equity	$15,361	$14,053

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In millions, except per share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Interest Income
Loans	$91	$84
Investment securities	19	17
Total interest income	110	101
Interest Expense
Deposits	12	11
Short-term Federal Home Loan Bank advances and other	3	2
Long-term Federal Home Loan Bank advances	6	7
Other long-term debt	6	2
Total interest expense	27	22
Net interest income	83	79
Provision (benefit) for loan losses	3	(13)
Net interest income after provision (benefit) for loan losses	80	92
Noninterest Income
Net gain on loan sales	48	75
Loan fees and charges	15	15
Deposit fees and charges	4	6
Loan administration income	5	6
Net return (loss) on mortgage servicing rights	14	(6)
Representation and warranty (provision) benefit	4	2
Other noninterest income	10	7
Total noninterest income	100	105
Noninterest Expense
Compensation and benefits	72	68
Commissions	10	10
Occupancy and equipment	22	22
Loan processing expense	12	12
Legal and professional expense	7	9
Other noninterest expense	17	16
Total noninterest expense	140	137
Income before income taxes	40	60
Provision (benefit) for income taxes	13	21
Net income	$27	$39
Net income per share
Basic	$0.47	$0.56
Diluted	$0.46	$0.54
Weighted average shares outstanding
Basic	56,921,605	56,513,715
Diluted	58,072,563	57,600,984

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Net income	$27	$39
Other comprehensive income (loss), net of tax
Investment securities	—	15
Derivatives and hedging activities	1	(28)
Other comprehensive income (loss), net of tax	1	(13)
Comprehensive income	$28	$26

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Preferred Stock		Common Stock
	Number of Shares Outstanding	Amount of Preferred Stock	Number of Shares Outstanding	Amount of Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2015	266,657	$267	56,483,258	$1	$1,486	$2	$(227)	$1,529
(Unaudited)
Net income	—	—	—	—	—	—	39	39
Total other comprehensive income (loss)	—	—	—	—	—	(13)	—	(13)
Stock-based compensation	—	—	74,637	—	3	—	—	3
Balance at March 31, 2016	266,657	$267	56,557,895	$1	$1,489	$(11)	$(188)	$1,558
Balance at December 31, 2016	—	$—	56,824,802	$1	$1,503	$(7)	$(161)	$1,336
(Unaudited)
Net income	—	—	—	—	—	—	27	27
Total other comprehensive income (loss)	—	—	—	—	—	1	—	1
Warrant exercise	—	—	154,313	—	4	—	—	4
Stock-based compensation	—	—	64,450	—	3	—	—	3
Balance at March 31, 2017	—	$—	57,043,565	$1	$1,510	$(6)	$(134)	$1,371

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Condensed Consolidated Statements of Cash Flows (In millions)

	Three Months Ended
	2017	2016
	(Unaudited)
Operating Activities
Net cash used in operating activities	$(5,224)	$(1,874)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	$3,973	$2,672
Collection of principal on investment securities AFS	52	30
Purchase of investment securities AFS and other	(214)	(27)
Collection of principal on investment securities HTM	45	30
Purchase of investment securities HTM and other	—	(15)
Proceeds received from the sale of LHFI	34	75
Net Origination, purchase, and principal repayments of LFFI	14	(188)
Purchase of bank owned life insurance	—	(85)
Net purchase of FHLB stock	(21)	(2)
Acquisition of premises and equipment, net of proceeds	(17)	(12)
Proceeds from the sale of MSRs	50	1
Other, net	(47)	5
Net cash provided by investing activities	$3,869	$2,484
Financing Activities
Net change in deposit accounts	$(155)	$534
Net change in short term FHLB borrowings and other short term debt	1,406	(866)
Proceeds from long term FHLB Advances	—	200
Net receipt of payments of loans serviced for others	100	44
Net receipt (disbursement) of escrow payments	7	(6)
Net cash provided (used) by financing activities	$1,358	$(94)
Net increase in cash and cash equivalents	3	516
Beginning cash and cash equivalents	158	208
Ending cash and cash equivalents	$161	$724
Supplemental disclosure of cash flow information
Non-cash reclassification of loans originated LHFI to LHFS	$106	$901
Non-cash reclassification of LHFS to AFS securities	$3,973	$2,672
MSRs resulting from sale or securitization of loans	$21	$57
Operating section supplemental disclosures
Cash proceeds from sales of LHFS	$610	$4,585
Origination, premium paid and purchase of LHFS, net of principal repayments	$(5,768)	$(6,304)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

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

These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These interim financial statements are unaudited and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, which is available on our website, at flagstar.com, and on the SEC website, at sec.gov. Certain prior period amounts have been reclassified to conform to the current period presentation.

Subsequent to March 31, 2017, we have entered into pending bulk sales of $195 million of mortgage servicing rights. The servicing of these loans will be retained on approximately 80 percent of the total MSR sale amount. We do not expect any material adverse impact to the Consolidated Statement of Operations resulting from these sales.

Note 2 - Investment Securities

As of March 31, 2017 and December 31, 2016, investment securities were comprised of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
March 31, 2017
Available-for-sale securities
Agency - Commercial	$535	$2	$(5)	$532
Agency - Residential	1,077	1	(15)	1,063
Municipal obligations	36	—	—	36
Corporate debt obligations	19	—	—	19
Total available-for-sale securities (1)	$1,667	$3	$(20)	$1,650
Held-to-maturity securities
Agency - Commercial	$573	$1	$(6)	$568
Agency - Residential	475	—	(5)	470
Total held-to-maturity securities (1)	$1,048	$1	$(11)	$1,038
December 31, 2016
Available-for-sale securities
Agency - Commercial	$551	$2	$(5)	$548
Agency - Residential	913	1	(16)	898
Municipal obligations	34	—	—	34
Total available-for-sale securities (1)	$1,498	$3	$(21)	$1,480
Held-to-maturity securities
Agency - Commercial	$595	$—	$(6)	$589
Agency - Residential	498	1	(4)	495
Total held-to-maturity securities (1)	$1,093	$1	$(10)	$1,084

(1)	There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at March 31, 2017 or December 31, 2016.

We evaluate AFS and HTM investment securities for other than temporary impairment on a quarterly basis. An OTTI is considered to have occurred when the fair value of a debt security is below its amortized costs and we (1) have the intent to sell the security, (2) will more likely than not be required to sell the security before recovery of its amortized cost, or (3) do not expect to recover the entire amortized cost basis of the security. Investments that have an OTTI are written down through a charge to earnings for the amount representing the credit loss on the security. Gains and losses related to all other factors are recognized in other comprehensive income (loss). During the three months ended March 31, 2017 and March 31, 2016, we had no OTTI losses.

Available-for-sale securities

Securities available-for-sale are carried at fair value, with unrealized gains and losses, to the extent they are temporary in nature, reported as a component of other comprehensive income.

We purchased $222 million of AFS securities, which included U.S. government sponsored agency MBS, corporate debt obligations, and municipal obligations during the three months ended March 31, 2017. We purchased $27 million of AFS securities, which included U.S. government sponsored agencies comprised of MBS and municipal obligations during the three months ended March 31, 2016.

Gains (losses) on sales of AFS securities are reported in other noninterest income in the Consolidated Statements of Operations. There were no sales of AFS securities during the three months ended March 31, 2017 and March 31, 2016, except those related to mortgage loans that had been securitized for sale in the normal course of business.

Held-to-maturity securities

Investment securities HTM are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized losses are not recorded to the extent they are temporary in nature.

Transfers of investment securities into the HTM category from the AFS category are accounted for at fair value on the date of transfer. There were no such transfers during the three months ended March 31, 2017 and March 31, 2016.

There were no purchases of HTM securities during the three months ended March 31, 2017. During the three months ended March 31, 2016, we purchased $15 million of HTM securities. There were no sales of HTM securities during the three months ended March 31, 2017 and March 31, 2016.

Reverse repurchase agreements

For securities subject to reverse repurchase agreements, we record a receivable for the cash paid and any accrued interest, which is included in other assets on the Consolidated Statements of Financial Condition. Securities held by a custodian from counterparties under reverse repurchase agreements are not recognized on the Consolidated Statements of Financial Condition unless the counterparty defaults. The securities pledged as collateral under reverse repurchase transactions typically are U.S. Treasury securities or government sponsored agency MBS. In general, the securities transferred can be sold, re-pledged or otherwise used by the party in possession. The fair value of collateral under reverse repurchase agreements is monitored on an ongoing basis, and if necessary, additional collateral is obtained in accordance with the agreement. At March 31, 2017 and December 31, 2016, we had $50 million and zero, respectively, of securities subject to a reverse repurchase agreements.

The following table summarizes, by duration, the unrealized loss positions on investment securities:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
March 31, 2017
Type of Security
Available-for-sale securities
Agency - Commercial	$6	1	$—	$335	30	$(5)
Agency - Residential	—	—	—	873	56	(16)
Municipal obligations	—	—	—	17	9	—
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$474	30	$(6)
Agency - Residential	—	—	—	380	47	(5)
December 31, 2016
Available-for-sale securities
Agency - Commercial	$6	1	$—	$345	29	$(5)
Agency - Residential	—	—	—	748	55	(16)
Municipal obligations	—	—	—	17	8	—
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$528	34	$(6)
Agency - Residential	—	—	—	385	43	(4)

The amortized cost and estimated fair value of securities are presented below by contractual maturity:

	March 31, 2017
	Investment Securities Available-for-Sale			Investment Securities Held-to-maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in millions)
Due after one year through five years	$18	$18	3.67%	$—	$—	—%
Due after five years through 10 years	18	18	4.40%	61	61	2.50%
Due after 10 years	1,631	1,614	2.31%	987	977	2.42%
Total	$1,667	$1,650		$1,048	$1,038

We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. At March 31, 2017, we had pledged investment securities of $842 million compared to $879 million at December 31, 2016.

Note 3 - Loans Held-for-Sale

The majority of our mortgage loans originated as LHFS are sold into the secondary market by securitizing the loans into agency mortgage backed securities or on a whole loan basis. At March 31, 2017 and December 31, 2016, LHFS totaled $4.5 billion and $3.2 billion, respectively. For the three months ended March 31, 2017, we had net gains on loan sales associated with LHFS of $48 million as compared to $75 million during the three months ended March 31, 2016.

At both March 31, 2017 and December 31, 2016, $32 million of LHFS were recorded at lower of cost or fair value. The remainder of the loans in the portfolio are recorded at fair value as we have elected the fair value option for such loans.

Note 4 - Loans Held-for-Investment

Loans held-for-investment are summarized as follows:

	March 31, 2017	December 31, 2016
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,463	$2,327
Second mortgage	86	126
HELOC	290	317
Other	27	28
Total consumer loans	2,866	2,798
Commercial loans
Commercial real estate (1)	1,399	1,261
Commercial and industrial	854	769
Warehouse lending	840	1,237
Total commercial loans	3,093	3,267
Total loans held-for-investment	$5,959	$6,065

(1)	Includes $243 million and $245 million of owner occupied commercial real estate loans at March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017, we transferred residential second mortgage loans with unpaid principal balances totaling $72 million to held-for-sale, upon a change in our intent. We have entered into an agreement to sell these loans which are expected to settle in the second quarter 2017.

During the three months ended March 31, 2017, we sold nonperforming, TDR and non-agency loans with unpaid principal balances of $10 million. Upon a change in our intent, the loans were transferred to LHFS and subsequently sold resulting in a gain of less than $1 million during the three months ended March 31, 2017, which is recorded in net gain on loan sales on the Consolidated Statements of Operations.

Also, during the three months ended March 31, 2017, we sold performing residential first mortgage loans with unpaid principal balances of $24 million. Upon a change in our intent, the loans were transferred to LHFS and subsequently sold resulting in a gain of less than $1 million, which is recorded in net gain on loan sales on the Consolidated Statements of Operations.

During the three months ended March 31, 2016, we sold nonperforming, TDR and non-agency loans with unpaid principal balances totaling $96 million. Upon a change in our intent, the loans were transferred to LHFS and subsequently sold resulting in a loss on sale of $2 million, which is recorded in net gain on loan sales on the Consolidated Statements of Operations. A portion of the general ALLL associated with these loans was reduced, resulting in a $6 million reduction in allowance.

Also during the three months ended March 31, 2016, we sold performing residential first mortgage loans with UPB of $787 million. Upon a change in our intent, the loans were transferred to LHFS and subsequently sold resulting in a gain of $9 million, which was recorded in net gain on loan sales on the Consolidated Statements of Operations.

During the three months ended March 31, 2016, we purchased jumbo residential first mortgage loans with an unpaid principal balance of $147 million.

We have pledged certain LHFI, LHFS, and loans with government guarantees to collateralize lines of credit and/or borrowings with the FHLB of Indianapolis and the FRB of Chicago. At March 31, 2017 and December 31, 2016, we had pledged loans of $6.8 billion and $5.3 billion, respectively.

Allowance for Loan Losses

We determine the estimate of the ALLL on at least a quarterly basis. Refer to Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016, for a description of the methodology. The ALLL, other than for loans that have been identified for individual evaluation for impairment, is determined on a loan pool basis by grouping loan types with common risk characteristics to determine our best estimate of incurred losses.

The changes in ALLL, by class of loan, are summarized in the following table:

	Residential First Mortgage (1)	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended March 31, 2017
Beginning balance ALLL	$65	$8	$16	$1	$28	$17	$7	$142
Charge-offs (2)	(4)	—	—	(1)	—	—	—	(5)
Recoveries	—	—	—	1	—	—	—	1
Provision (benefit)	—	(1)	(2)	—	4	3	(1)	3
Ending balance ALLL	$61	$7	$14	$1	$32	$20	$6	$141
Three Months Ended March 31, 2016
Beginning balance ALLL	$116	$11	$21	$2	$18	$13	$6	$187
Charge-offs (2)	(11)	(1)	(1)	(1)	—	—	—	(14)
Recoveries	—	—	1	1	—	—	—	2
Provision (benefit)	(10)	—	(1)	—	1	(3)	—	(13)
Ending balance ALLL	$95	$10	$20	$2	$19	$10	$6	$162

(1)	Includes allowance and charge-offs related to loans with government guarantees.

(2)
Includes charge-offs of $1 million and $6 million related to the transfer and subsequent sale of loans during the three months ended March 31, 2017 and March 31, 2016, respectively. Also includes charge-offs related to loans with government guarantees of $2 million and $3 million during the three months ended March 31, 2017 and March 31, 2016, respectively.

The method of evaluation, by class of loan, is summarized in the following table:

	Residential First Mortgage (1)	Second Mortgage	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
March 31, 2017
Loans held-for-investment (2)
Individually evaluated	$36	$24	$3	$—	$—	$—	$—	$63
Collectively evaluated	2,420	58	286	26	1,399	854	840	5,883
Total loans	$2,456	$82	$289	$26	$1,399	$854	$840	$5,946
Allowance for loan losses (2)
Individually evaluated	$4	$5	$2	$—	$—	$—	$—	$11
Collectively evaluated	57	2	12	1	32	20	6	130
Total allowance for loan losses	$61	$7	$14	$1	$32	$20	$6	$141

December 31, 2016
Loans held-for-investment (2)
Individually evaluated	$46	$26	$3	$—	$—	$—	$—	$75
Collectively evaluated	2,274	59	290	28	1,261	769	1,237	5,918
Total loans	$2,320	$85	$293	$28	$1,261	$769	$1,237	$5,993
Allowance for loan losses (2)
Individually evaluated	$5	$6	$2	$—	$—	$—	$—	$13
Collectively evaluated	60	2	14	1	28	17	7	129
Total allowance for loan losses	$65	$8	$16	$1	$28	$17	$7	$142

(1)	Includes allowance related to loans with government guarantees.

(2)	Excludes loans carried under the fair value option.

The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total Investment Loans
	(Dollars in millions)
March 31, 2017
Consumer loans
Residential first mortgage	$3	$1	$26	$30	$2,433	$2,463
Second mortgage	—	—	1	1	85	86
HELOC	1	—	1	2	288	290
Other	—	—	—	—	27	27
Total consumer loans	4	1	28	33	2,833	2,866
Commercial loans
Commercial real estate	—	—	—	—	1,399	1,399
Commercial and industrial	—	—	—	—	854	854
Warehouse lending	—	—	—	—	840	840
Total commercial loans	—	—	—	—	3,093	3,093
Total loans (2)	$4	$1	$28	$33	$5,926	$5,959
December 31, 2016
Consumer loans
Residential first mortgage	$6	$—	$29	$35	$2,292	$2,327
Second mortgage	—	1	4	5	121	126
HELOC	1	1	7	9	308	317
Other	1	—	—	1	27	28
Total consumer loans	8	2	40	50	2,748	2,798
Commercial loans
Commercial real estate	—	—	—	—	1,261	1,261
Commercial and industrial	—	—	—	—	769	769
Warehouse lending	—	—	—	—	1,237	1,237
Total commercial loans	—	—	—	—	3,267	3,267
Total loans (2)	$8	$2	$40	$50	$6,015	$6,065

(1)	Includes loans 90 days or greater past due and performing nonaccrual loans that are less than 90 days past due.

(2)	Includes $3 million and $13 million of loans 90 days or greater past due, accounted for under the fair value option at March 31, 2017 and December 31, 2016, respectively.

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

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued on impaired loans totaled $1 million during both the three months ended March 31, 2017 and March 31, 2016. At March 31, 2017 and December 31, 2016, we had no loans 90 days past due and still accruing interest.

Troubled Debt Restructuring

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

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
March 31, 2017
Consumer loans (1)
Residential first mortgage	$20	$10	$30
Second mortgage	26	1	27
HELOC	2	—	2
Total TDRs (2)	$48	$11	$59
December 31, 2016
Consumer loans (1)
Residential first mortgage	$22	$11	$33
Second mortgage	35	4	39
HELOC	10	3	13
Total TDRs (2)	$67	$18	$85

(1)	The ALLL on consumer TDR loans totaled $8 million and $9 million at March 31, 2017 and December 31, 2016, respectively.

(2)	Includes $1 million and $25 million of TDR loans accounted for under the fair value option at March 31, 2017 and December 31, 2016, respectively.

The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
		(Dollars in millions)
Three Months Ended March 31, 2017
Residential first mortgages	2	$—	$—	$—
Second mortgages	9	1	1	—
HELOC (2)	5	—	—	—
Total TDR loans	16	$1	$1	$—

Three Months Ended March 31, 2016
Residential first mortgages	13	$2	$3	$—
Second mortgages	21	1	1	—
HELOC (2)	65	4	3	—
Commercial and Industrial	1	2	1	—
Total TDR loans	100	$9	$8	$—

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	HELOC post-modification unpaid principal balance reflects write downs.

There were no TDRs that were modified in the previous 12 months, which have subsequently defaulted during the three months ended March 31, 2017, as compared to one residential first mortgage loan and four HELOC loans which subsequently defaulted during the three months ended March 31, 2016, with a UPB of less than $1 million. All TDR classes within the consumer and commercial portfolios are considered subsequently defaulted when greater than 90 days past due. There was no increase or decrease in the allowance associated with these TDRs at subsequent default. Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date.

Impaired Loans

The following table presents individually evaluated impaired loans and the associated allowance:

	March 31, 2017			December 31, 2016
	Recorded Investment	Net Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage	$11	$12	$—	$6	$6	$—
Total consumer loans with no related allowance recorded	$11	$12	$—	$6	$6	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$24	$24	$4	$40	$40	$5
Second mortgage	24	24	5	26	26	6
HELOC	3	3	2	3	3	2
Total consumer loans with an allowance recorded	$51	$51	$11	$69	$69	$13

Consumer loans
Residential first mortgage	$35	$36	$4	$46	$46	$5
Second mortgage	24	24	5	26	26	6
HELOC	3	3	2	3	3	2
Total impaired loans	$62	$63	$11	$75	$75	$13

The following table presents average impaired loans and the interest income recognized:

	Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$42	$—	$74	$1
Second mortgage	25	1	27	—
HELOC	3	—	4	—
Commercial loans
Commercial and industrial	—	—	5	—
Total impaired loans	$70	$1	$110	$1

Credit Quality

We utilize an internal risk rating system which is applied to all consumer and commercial loans. Descriptions of our internal risk ratings as they relate to credit quality follow the ratings used by the U.S. bank regulatory agencies as listed below.

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

Commercial Loans

Management conducts periodic examinations which serve as an independent verification of the accuracy of the ratings assigned. Loan grades are based on different factors within the borrowing relationship: entity sales, debt service coverage, debt/total net worth, liquidity, balance sheet and income statement trends, management experience, business stability, financing structure, and financial reporting requirements. The underlying collateral is also rated based on the specific type of collateral and corresponding LTV. The combination of the borrower and collateral risk ratings result in the final rating for the borrowing relationship.

Consumer Loans

The same rating principles are used for consumer and commercial loans, but the principles are applied differently for consumer loans. Consumer loans consist of open and closed end loans extended to individuals for household, family, and other personal expenditures, and includes consumer loans, and loans to individuals secured by their personal residence, including first mortgage, home equity, and home improvement loans. Because consumer loans are usually relatively small-balance, homogeneous exposures, consumer loans are rated primarily on payment performance. Payment performance is a proxy for the strength of repayment capacity and loans are generally classified based on their payment status rather than by an individual review of each loan.
In accordance with regulatory guidance, we assign risk ratings to consumer loans in the following manner:
•Consumer loans are classified as Watch once the loan becomes 60 days past due.
•Open and closed-end consumer loans 90 days or more past due are classified Substandard.

	March 31, 2017
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential First Mortgage	$2,414	$21	$—	$28	$2,463
Second Mortgage	60	25	—	1	86
HELOC	286	3	—	1	290
Other Consumer	27	—	—	—	27
Total Consumer Loans	$2,787	$49	$—	$30	$2,866

Commercial Loans
Commercial Real Estate	$1,357	$34	$—	$8	$1,399
Commercial and Industrial	769	58	9	18	854
Warehouse	813	27	—	—	840
Total Commercial Loans	$2,939	$119	$9	$26	$3,093

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential First Mortgage	$2,273	$23	$—	$31	$2,327
Second Mortgage	87	35	—	4	126
HELOC	299	11	—	7	317
Other Consumer	28	—	—	—	28
Total Consumer Loans	$2,687	$69	$—	$42	$2,798

Commercial Loans
Commercial Real Estate	$1,225	$27	$3	$6	$1,261
Commercial and Industrial	678	59	21	11	769
Warehouse	1,168	16	53	—	1,237
Total Commercial Loans	$3,071	$102	$77	$17	$3,267

Note 5 - Loans with Government Guarantees

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

At March 31, 2017 and December 31, 2016, respectively, loans with government guarantees totaled $322 million and $365 million.

At March 31, 2017 and December 31, 2016, respectively, repossessed assets and the associated claims recorded in other assets totaled $119 million and $135 million.

Note 6 - Variable Interest Entities ("VIEs")

We have no consolidated VIEs as of March 31, 2017 and December 31, 2016.

We have a continuing involvement, but are not the primary beneficiary for one unconsolidated VIE related to the FSTAR 2007-1 mortgage securitization trust. In accordance with the settlement agreement with MBIA, there is no further recourse to us related to FSTAR 2007-1, unless MBIA fails to meet their obligations. At March 31, 2017 and December 31, 2016, the FSTAR 2007-1 mortgage securitization trust included 2,320 loans and 2,453 loans, respectively, with an aggregate principal balance of $82 million and $89 million, respectively.

Note 7 - Mortgage Servicing Rights

We have investments in MSRs that result from the sale of loans to the secondary market for which we retain the servicing. The primary risk associated with MSRs is the potential reduction in fair value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. We utilize derivatives as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. There is also a risk of valuation decline due to higher than expected increases in default rates, which we do not believe can be effectively managed using derivatives. For further information, See Note 8 - Derivative Financial Instruments, regarding the derivative instruments utilized to manage our MSR risks.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Balance at beginning of period	$335	$296
Additions from loans sold with servicing retained	21	57
Reductions from sales	(65)	(24)
Changes in fair value due to (1)
Decrease in MSR due to pay-offs, pay-downs and run-off	(6)	(11)
Changes in estimates of fair value (2)	10	(37)
Balance at end of period	$295	$281

(1)	Changes in fair value are included within net return (loss) on MSRs on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes.

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets. The significant assumptions used in the fair value measurement of the MSRs are option adjusted spread and prepayment rate. Significant increases (decreases) in both of these assumptions in isolation would result in a significantly lower (higher) fair value measurement.

	March 31, 2017			December 31, 2016
		Fair value after			Fair value after
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
	(Dollars in millions)
Option adjusted spread	6.56%	$289	$284	7.78%	$326	$318
Constant prepayment rate	9.00%	285	277	16.68%	322	311
Weighted average cost to service per loan	$68.04	292	288	$68.18	330	326

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. To isolate the effect of the specified change, the fair value shock analysis is consistent with the identified adverse change, while holding all other assumptions constant. In practice, a change in one assumption generally impacts other assumptions, which may either magnify or counteract the effect of the change. For further fair value disclosures relating to MSRs, see Note 17 - Fair Value Measurements.

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

The following table summarizes income and fees associated with contractual servicing rights:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Income on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$20	$17
Changes in fair value	4	(48)
(Loss) gain on MSR derivatives (2)	(8)	26
Net transaction costs	(2)	(1)
Total net return (loss) on mortgage servicing rights	$14	$(6)

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on a cash basis.

(2)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Income (expenses) on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$8	$8
Other servicing charges	(2)	(2)
Total income on mortgage loans subserviced, included in loan administration	$6	$6

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on cash basis.

Note 8 - Derivative Financial Instruments

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

Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At March 31, 2017, we had $2 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in accumulated other comprehensive income (loss), compared to $1 million at December 31, 2016. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $4 million of losses (net-of-tax).

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and throughout the hedge period. All hedge relationships were and are expected to be highly effective as of March 31, 2017. Cash flows and the profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

The notional amount, estimated fair value and maturity of our derivative financial instruments were as follows:

	March 31, 2017 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on FHLB advances	$200	$—	2024
Liabilities
Interest rate swaps on FHLB advances	$630	$1	2023-2026
Derivatives not designated as hedging instruments:
Assets
Futures	$2,190	$1	2017-2019
Mortgage backed securities forwards	699	3	2017
Rate lock commitments	4,627	41	2017
Interest rate swaps and swaptions	2,629	32	2017-2047
Total derivative assets	$10,145	$77
Liabilities
Futures	$198	$—	2018-2021
Mortgage backed securities forwards	6,269	38	2017
Rate lock commitments	77	—	2017
Interest rate swaps	602	3	2017-2027
Total derivative liabilities	$7,146	$41
	December 31, 2016
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on FHLB advances	$600	$20	2023-2026
Liabilities
Interest rate swaps on FHLB advances	$230	$1	2025-2026
Derivatives not designated as hedging instruments:
Assets
Futures	$4,621	$2	2017-2020
Mortgage backed securities forwards	3,776	43	2017
Rate lock commitments	3,517	24	2017
Interest rate swaps and swaptions	2,231	35	2017-2033
Total derivative assets	$14,145	$104
Liabilities
Futures	$134	$—	2017
Mortgage backed securities forwards	1,893	11	2017
Rate lock commitments	598	6	2017
Interest rate swaps	1,129	37	2017-2047
Total derivative liabilities	$3,754	$54

(1)
At March 31, 2017, variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day’s fair value of open positions is considered settlement of the derivative position for accounting purposes. At December 31, 2016, variation margin was not recognized as settlement.

(2)	Derivative assets and liabilities are included in other assets and other liabilities on the Consolidated Statements of Financial Condition, respectively.

The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral:

		Gross Amounts Netted in the Statement of Financial Position	Net Amount Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral
	(Dollars in millions)
March 31, 2017
Derivatives designated as hedging instruments:
Liabilities
Interest rate swaps on FHLB advances (1)	$1	$—	$1	$—	$28

Derivatives not designated as hedging instruments:
Assets
Futures	$1	$—	$1	$—	$—
Mortgage backed securities forwards	3	—	3	—	—
Interest rate swaps and swaptions (1)	32	—	32	—	37
Total derivative assets	$36	$—	$36	$—	$37

Liabilities
Mortgage backed securities forwards	38	—	38	—	36
Interest rate swaps and swaptions (1)	3	—	3	—	14
Total derivative liabilities	$41	$—	$41	$—	$50

December 31, 2016
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on FHLB advances (1)	$20	$1	$19	$—	$—
Liabilities
Interest rate swaps on FHLB advances (1)	$1	$1	$—	$—	$33

Derivatives not designated as hedging instruments:
Assets
Futures	$2	$—	$2	$—	$—
Mortgage-backed securities forwards	43	$—	43	$—	44
Interest rate swaps and swaptions (1)	35	—	35	—	30
Total derivative assets	$80	$—	$80	$—	$74

Liabilities
Futures	$—	$—	$—	$—	$1
Mortgage-backed securities forwards	11	—	11	—	—
Interest rate swaps and swaptions (1)	37	—	37	—	20
Total derivative liabilities	$48	$—	$48	$—	$21

(1)
At March 31, 2017, variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day’s fair value of open positions is considered settlement of the derivative position for accounting purposes. At December 31, 2016, variation margin was not recognized as settlement and we had an additional $15 million in variation margin in excess of the amounts disclosed above.

We pledged a total of $78 million of cash collateral to counterparties and had an obligation to return cash of $37 million at March 31, 2017 for derivative activities. We pledged a total of $54 million of cash collateral to counterparties and had an obligation to return cash of $74 million at December 31, 2016 for derivative activities. The net cash pledged is included in other assets on the Consolidated Statements of Financial Condition.

The net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions, were as follows:

		Three Months Ended March 31,
		2017	2016
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of Gain/(Loss)
Futures	Net return (loss) on mortgage servicing rights	$—	$3
Interest rate swaps and swaptions	Net return (loss) on mortgage servicing rights	(8)	15
Mortgage-backed securities forwards	Net return (loss) on mortgage servicing rights	—	8
Rate lock commitments and forward agency and loan sales	Net (loss) gain on loan sales	(49)	5
Rate lock commitments	Other noninterest income	—	1
Interest rate swaps (1)	Other noninterest income	—	2
Total derivative (loss) gain		$(57)	$34

(1)	Includes customer-initiated commercial interest rate swaps.

Note 9 - Borrowings

Federal Home Loan Bank Advances

The following is a breakdown of our FHLB advances outstanding:

	March 31, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$3,186	0.87%	$1,780	0.62%
Total Short-term Federal Home Loan Bank advances	3,186		1,780
Long-term LIBOR adjustable advances	1,025	1.27%	1,025	1.12%
Long-term fixed rate advances (1)	175	1.12%	175	1.12%
Total Long-term Federal Home Loan Bank advances	1,200		1,200
Total Federal Home Loan Bank advances	$4,386		$2,980

(1)	Includes the current portion of fixed rate advances of $175 million and $50 million at March 31, 2017 and December 31, 2016, respectively.

We settled $250 million in long-term fixed rate FHLB advances during the fourth quarter 2016.

We are required to maintain a minimum amount of qualifying collateral. In the event of default, the FHLB advance is similar to a secured borrowing, whereby the FHLB has the right to sell the pledged collateral to settle the fair value of the outstanding advances.

At March 31, 2017, we had the authority and approval from the FHLB to utilize a line of credit of up to $7.0 billion and we may access that line to the extent that collateral is provided. At March 31, 2017, we had $4.4 billion of advances outstanding and an additional $847 million of collateralized borrowing capacity available at the FHLB. The advances can be collateralized by non-delinquent single-family residential first mortgage loans, loans with government guarantees, certain other loans and investment securities.

At March 31, 2017, $1.0 billion of the outstanding advances were adjustable rate, with interest rates that reset every three months and are based on the three-month LIBOR index. The advances may be prepaid without penalty, with notification at scheduled three month intervals after an initial 12 month lockout period which begins on the date of settlement. The outstanding advances included $830 million in a cash flow hedge relationship as discussed in Note 8 - Derivative Financial Instruments.

The following table contains detailed information on our FHLB advances and other borrowings:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Maximum outstanding at any month end	$4,386	$3,557
Average outstanding balance	3,022	3,222
Average remaining borrowing capacity	1,673	704
Weighted average interest rate	1.18%	1.10%

The following table outlines the maturity dates of our FHLB advances and other borrowings:

March 31, 2017
(Dollars in millions)
2017	$3,236
2018	125
2019	—
2020	—
Thereafter	1,025
Total	$4,386

Parent Company Senior Notes and Trust Preferred Securities

The following table presents long-term debt, net of debt issuance costs:

	March 31, 2017		December 31, 2016
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, matures 2021	$246	6.125%	$246	6.125%
Trust Preferred Securities
Floating Three Month LIBOR
Plus 3.25%, matures 2032	$26	4.40%	$26	4.25%
Plus 3.25%, matures 2033	26	4.27%	26	4.13%
Plus 3.25%, matures 2033	26	4.40%	26	4.25%
Plus 2.00%, matures 2035	26	3.02%	26	2.88%
Plus 2.00%, matures 2035	26	3.02%	26	2.88%
Plus 1.75%, matures 2035	51	2.88%	51	2.71%
Plus 1.50%, matures 2035	25	2.52%	25	2.38%
Plus 1.45%, matures 2037	25	2.58%	25	2.41%
Plus 2.50%, matures 2037	16	3.63%	16	3.46%
Total Trust Preferred Securities	247		247
Total other long-term debt	$493		$493

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

The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of March 31, 2017, we had no deferred interest.

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

The following table shows the activity impacting the representation and warranty reserve:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Balance at beginning of period	$27	$40
Provision (benefit)
Gain on sale reduction for representation and warranty liability	—	2
Representation and warranty provision (benefit)	(4)	(2)
Total	(4)	—
Balance at end of period	$23	$40

Note 11 - Warrants and Restricted Stock Units

May Investor Warrant

We granted warrants (the "May Investor Warrants") on January 30, 2009 under anti-dilution provisions applicable to certain investors (the "May Investors") in our May 2008 private placement capital raise.

237,627 May Investor Warrants were exercised during the three months ended March 31, 2017, resulting in the issuance of 154,313 shares of Common Stock. There are no remaining May Investor Warrants outstanding as of March 31, 2017.

At March 31, 2017, due to all remaining May Investor Warrants being exercised, the liability from May Investors Warrants amounted to zero. At December 31, 2016, the liability was $4 million. For further information, see Note 17 - Fair Value Measurements.

TARP Warrant

On January 30, 2009, in conjunction with the sale of 266,657 shares of Series C fixed rate cumulative non-convertible perpetual preferred stock ("Series C Preferred Stock") for $267 million, we issued a warrant to purchase up to approximately 645,138 shares of Common Stock at an exercise price of $62.00 per share (the "Warrant").

The Warrant is exercisable through January 30, 2019 and remains outstanding.

Restricted Stock Units

We had stock-based compensation expense of $4 million for the three months ended March 31, 2017.

The following table summarizes restricted stock activity:

	Three Months Ended March 31, 2017
	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock
Non-vested balance at beginning of period	1,461,910	$17.68
Granted	85,892	26.60
Vested	(79,712)	21.34
Canceled and forfeited	(2,197)	22.19
Non-vested balance at end of period	1,465,893	$18.00

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Investment securities
Beginning balance	$(8)	$5
Unrealized gain (loss)	—	24
Less: Tax (benefit) provision	—	9
Net unrealized gain (loss)	—	15
Other comprehensive income/(loss), net of tax	—	15
Ending balance	$(8)	$20

Cash Flow Hedges
Beginning balance	$1	$(3)
Unrealized gain (loss)	2	(48)
Less: Tax (benefit) provision	1	(16)
Net unrealized gain (loss)	1	(32)
Reclassifications out of AOCI (1)	—	4
Less: Tax (benefit) provision	—	—
Net unrealized gain (loss) reclassified out of AOCI	—	4
Other comprehensive income/(loss), net of tax	1	(28)
Ending balance	$2	$(31)

(1)	Reclassifications are reported in other noninterest income on the Consolidated Statement of Operations.

Note 13 - Earnings Per Share

Basic earnings per share, excluding dilution, is computed by dividing earnings applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that could then share in our earnings.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions, except share data)
Net income	$27	$39
Deferred cumulative preferred stock dividends	—	(8)
Net income applicable to common stockholders	$27	$31
Weighted average shares
Weighted average common shares outstanding	56,921,605	56,513,715
Effect of dilutive securities
May Investor Warrants	49,149	305,219
Stock-based awards	1,101,809	782,050
Weighted average diluted common shares	58,072,563	57,600,984
Earnings per common share
Basic earnings per common share	$0.47	$0.56
Effect of dilutive securities
May Investor Warrants	—	—
Stock-based awards	(0.01)	(0.02)
Diluted earnings per common share	$0.46	$0.54

Under the terms of the Series C Preferred Stock the Company elected to defer payments of preferred stock dividends beginning with the February 2012 dividend. Although, while being deferred, the impact was not included in quarterly net income from continuing operations, the deferral did impact net income applicable to common stock for the purpose of calculating earnings per share, as shown above. On July 29, 2016, we completed the previously announced $267 million redemption of our Series C Preferred Stock.

Note 14 - Income Taxes

The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Provision for income taxes	$13	$21
Effective tax provision rate	33.1%	34.3%

We believe that it is unlikely that the unrecognized tax benefits will change by a material amount during the next 12 months. We recognize interest and penalties related to unrecognized tax benefits in provision for income taxes.

Note 15 - Regulatory Matters

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

To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both March 31, 2017 and December 31, 2016.

The following tables present the regulatory capital ratios as of the dates indicated:

Bancorp	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
March 31, 2017
Tangible capital (to tangible assets)	$1,277	9.31%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,277	9.31%	$549	4.00%	$686	5.00%
Common equity Tier 1 capital (to RWA)	1,071	12.32%	391	4.50%	565	6.50%
Tier 1 capital (to risk-weighted assets)	1,277	14.70%	521	6.00%	695	8.00%
Total capital (to risk-weighted assets)	1,389	15.98%	695	8.00%	869	10.00%
December 31, 2016
Tangible capital (to tangible assets)	$1,256	8.88%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,256	8.88%	$566	4.0%	$707	5.0%
Common equity Tier 1 capital (to RWA)	1,084	13.06%	374	4.5%	540	6.5%
Tier 1 capital (to risk-weighted assets)	1,256	15.12%	498	6.0%	664	8.0%
Total capital (to risk-weighted assets)	1,363	16.41%	664	8.0%	830	10.0%
N/A - Not applicable

Bank	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
March 31, 2017
Tangible capital (to tangible assets)	$1,477	10.74%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,477	10.74%	$550	4.00%	$688	5.00%
Common equity tier 1 capital (to RWA)	1,477	16.93%	393	4.50%	567	6.50%
Tier 1 capital (to risk-weighted assets)	1,477	16.93%	524	6.00%	698	8.00%
Total capital (to risk-weighted assets)	1,588	18.20%	698	8.00%	873	10.00%
December 31, 2016
Tangible capital (to tangible assets)	$1,491	10.52%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted tangible assets)	1,491	10.52%	$567	4.0%	$709	5.0%
Common equity tier 1 capital (to RWA)	1,491	17.90%	375	4.5%	542	6.5%
Tier 1 capital (to risk-weighted assets)	1,491	17.90%	500	6.0%	667	8.0%
Total capital (to risk-weighted assets)	1,598	19.18%	667	8.0%	833	10.0%
N/A - Not applicable

Note 16 - Legal Proceedings, Contingencies and Commitments

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

We assess the liabilities and loss contingencies in connection with pending or threatened legal and regulatory proceedings on at least a quarterly basis and establish accruals when we believe it is probable that a loss may be incurred and that the amount of such loss can be reasonably estimated. Once established, litigation accruals are adjusted, as appropriate, in light of additional information.

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

In accordance with the Settlement Agreement, we made an initial payment of $15 million and agreed to make future annual payments totaling $118 million. The Settlement Agreement provides that the Bank will make annual payments in increments of up to $25 million towards the $118 million still due upon meeting all conditions which are evaluated quarterly and include: (a) the reversal of the DTA valuation allowance, which occurred at the end of 2013; (b) the repayment of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "TARP Preferred"), which occurred in the third quarter of 2016; (c) our Bank’s Tier 1 Leverage Capital Ratio is 11 percent or more. Additionally, if the Bank and Bancorp become party to a business combination in which the Bank or Bancorp represent less than 33.3 percent of the resulting company’s assets, such annual payments must commence twelve months after the date of that business combination.

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

We elected to account for the DOJ Liability under the fair value option. To determine the fair value, we utilize a discounted cash flow model. Key assumptions for the discounted cash flow model include using a discount rate as of March 31, 2017 of 8.6 percent; probability weightings of multiple cash flow scenarios and possible outcomes which contemplate the above conditions and estimates of forecasted net income, size of the balance sheet, capital levels, dividends and their impact on the timing of cash payments and the assumptions we believe a market participant would make to transfer the liability. The fair value of the DOJ Liability was $60 million at both March 31, 2017 and December 31, 2016.

Other litigation accruals

At both March 31, 2017 and December 31, 2016, excluding the fair value liability relating to the DOJ litigation settlement, our total accrual for contingent liabilities, settled litigation and regulatory matters was $3 million.

Commitments

A summary of the contractual amount of significant commitments is as follows:

	March 31, 2017	December 31, 2016
	(Dollars in millions)
Commitments to extend credit
Mortgage loans interest-rate lock commitments	$4,704	$4,115
Warehouse loan commitments	1,623	1,670
Commercial and industrial commitments	521	424
Other commercial commitments	774	651
HELOC commitments	183	179
Other consumer commitments	37	57
Standby and commercial letters of credit	37	30

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

These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the Consolidated Statements of Financial Condition. Our exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We utilize the same credit policies in making commitments and conditional obligations as we do for balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. The types of credit we extend are as follows:

Mortgage loan interest-rate lock commitments. We enter into mortgage interest-rate lock commitments with our customers. These commitments are considered to be derivative instruments and the fair value of these commitments is recorded in the Consolidated Statements of Financial Condition in other assets. For further information, see Note 8 - Derivative Financial Instruments.

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

We maintain a reserve for the estimate of probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. A reserve balance of $3 million, at March 31, 2017 and December 31, 2016, is reflected in other liabilities on the Consolidated Statements of Financial Condition.

As of March 31, 2017, we have made commitments to sell $65 million of our MSR assets with sub-servicing retained. These sales are expected to close in the second quarter of 2017.

Note 17 - Fair Value Measurements

We utilize fair value measurements to record or disclose the fair value on certain assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability through an orderly transaction between market participants at the measurement date. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, we use present value techniques and other valuation methods to estimate the fair values of our financial instruments. These valuation models rely on market-based parameters when available, such as interest rate yield curves or credit spreads. Unobservable inputs may be based on management's judgment, assumptions and estimates related to credit quality, our future earnings, interest rates and other relevant inputs. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Refer to Note 22 - Fair Value Measurements to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016, for a description of our valuation methodologies and information about the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present the financial instruments carried at fair value as of March 31, 2017 and December 31, 2016, by caption on the Consolidated Statement of Financial Condition and by level in the valuation hierarchy.

	March 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$532	$—	$532
Agency - Residential	—	1,063	—	1,063
Municipal obligations	—	36	—	36
Corporate debt obligations	—	19	—	19
Loans held-for-sale
Residential first mortgage loans	—	4,458	—	4,458
Second mortgage loans	—	—	39	39
HELOC loans	—	—	14	14
Loans held-for-investment
Residential first mortgage loans	—	8	—	8
Second mortgage loans	—	—	4	4
HELOC loans	—	—	1	1
Mortgage servicing rights	—	—	295	295
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	41	41
Futures	1	—	—	1
Mortgage-backed securities forwards	—	3	—	3
Interest rate swaps and swaptions	—	32	—	32
Total assets at fair value	$1	$6,151	$394	$6,546
Derivative liabilities
Interest rate swap on FHLB advances (net)	$—	$(1)	$—	$(1)
Mortgage backed securities forwards	—	(38)	—	(38)
Interest rate swaps	—	(3)	—	(3)
DOJ litigation settlement	—	—	(60)	(60)
Total liabilities at fair value	$—	$(42)	$(60)	$(102)

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$548	$—	$548
Agency - Residential	—	898	—	898
Municipal obligations	—	34	—	34
Loans held-for-sale
Residential first mortgage loans	—	3,145	—	3,145
Loans held-for-investment
Residential first mortgage loans	—	7	—	7
Second mortgage loans	—	—	41	41
HELOC loans	—	—	24	24
Mortgage servicing rights	—	—	335	335
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	24	24
Futures	2	—	—	2
Mortgage backed securities forwards	—	43	—	43
Interest rate swaps and swaptions	—	35	—	35
Interest rate swaps on FHLB advances (net)	—	19	—	19
Total assets at fair value	$2	$4,729	$424	$5,155
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(6)	$(6)
Mortgage backed securities forwards	—	(11)	—	(11)
Interest rate swaps	—	(37)	—	(37)
Warrant liabilities	—	(4)	—	(4)
DOJ litigation settlement	—	—	(60)	(60)
Total liabilities at fair value	$—	$(52)	$(66)	$(118)

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017.

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
	(Dollars in millions)
Three Months Ended March 31, 2017
Assets
Loans held-for-sale
Second mortgage loans	$—	$4	$—	$—	$—	$—	$—	$35	$39
HELOC loans	—	(3)	—	—	—	—	—	17	14
Loans held-for-investment
Second mortgage loans	41	—	—	—	—	—	(2)	(35)	4
HELOC loans	24	1	—	—	—	—	(4)	(20)	1
Mortgage servicing rights	335	4	—	—	21	(65)	—	—	295
Rate lock commitments (net) (1)	18	16	—	—	53	—	—	(46)	41
Totals	$418	$22	$—	$—	$74	$(65)	$(6)	$(49)	$394
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$—	$—	$(60)

Three Months Ended March 31, 2016
Assets
Loans held-for-investment
Second mortgage loans	$42	$1	$—	$—	$—	$—	$(3)	$—	$40
HELOC loans	64	—	—	—	—	—	(9)	—	55
Mortgage servicing rights	296	(48)	—	—	57	(24)	—	—	281
Rate lock commitments (1)	26	62	—	—	68	—	—	(95)	61
Totals	$428	$15	$—	$—	$125	$(24)	$(12)	$(95)	$437
Liabilities
DOJ litigation settlement	$(84)	$—	$—	$—	$—	$—	$—	$—	$(84)

(1)
Rate lock commitments are reported on a fallout adjusted basis. Transfers out of Level 3 represent the settlement value of the commitments that are transferred to LHFS, which are classified as Level 2 assets.

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
	(Dollars in millions)
March 31, 2017
Assets
Loans held-for-sale
Second mortgage loans	$39	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	10.2% - 15.3% (12.8%) 12.0% - 18.0% (15.0%) 3.0% - 4.5% (3.7%)
HELOC loans	$14	Discounted cash flows	Discount rate	5.8% - 8.7% (7.2%)
Loans held-for-investment
Second mortgage loans	$4	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	10.2% - 15.3% (12.8%) 12.0% - 18.0% (15.0%) 3.0% - 4.5% (3.7%)
HELOC loans	$1	Discounted cash flows	Discount rate	5.8% - 8.7% (7.2%)
Mortgage servicing rights	$295	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	5.3% - 7.9% (6.6%) 7.3% - 10.7% (9.0%) $54 - $82 ($68)
Rate lock commitments (net)	$41	Consensus pricing	Origination pull-through rate	65.5% - 98.3% (81.9%)
Liabilities
DOJ litigation settlement	$(60)	Discounted cash flows	Discount rate Asset growth rate	6.9% - 10.4% (8.6%) 1.0% - 18.1% (3.7%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
December 31, 2016
Assets
Second mortgage loans	$41	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	8.1% - 12.2% (10.2%) 16.3% - 24.4% (20.3%) 2.7% - 4.1% (3.7%)
HELOC loans	$24	Discounted cash flows	Discount rate	6.0% - 9.0% (7.5%)
Mortgage servicing rights	$335	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	6.2% - 9.3% (7.8%) 13.9% - 19.2% (16.7%) $55 - $82 ($68)
Rate lock commitments (net)	$18	Consensus pricing	Origination pull-through rate	66.9% - 100.0% (83.6%)
Liabilities
DOJ litigation settlement	$(60)	Discounted cash flows	Discount rate Asset growth rate	6.6% - 9.8% (8.2%) 4.2% - 11.6% (7.9%)

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

HELOC loans, formerly included in the FSTAR 2005-1 and FSTAR 2006-1 securitization trusts, are valued utilizing a loan-level discounted cash flow model which projects expected cash flows given three potential outcomes: (1) paid-in-full at scheduled maturity, (2) default at scheduled maturity (foreclosure), and (3) modification at scheduled maturity into an amortizing HELOC. Loans are placed into the potential outcome buckets based on their underlying current delinquency, FICO scores and property CLTV all of which are unobservable inputs. Estimated cash flows are then discounted back using an unobservable discount rate. Loans within the loan portfolios contain FICO scores with a minimum of 437, maximum of 809, and a weighted average of 650. For the loans, increases (decreases) in the discount rate, in isolation, would lower (higher) the fair value measurement.

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

	Three Months Ended March 31,
	2017	2016
Weighted average life (in years)	6.7	7.3
Weighted average constant prepayment rate	11.0%	13.8%
Weighted average option adjusted spread	9.7%	7.3%

The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows:

	March 31, 2017	December 31, 2016
Weighted average life (in years)	6.6	6.6
Weighted average constant prepayment rate	9.0%	16.7%
Weighted average option adjusted spread	6.5%	7.8%

The significant unobservable input used in the fair value measurement of the DOJ litigation settlement is the discount rate and asset growth rate, in addition to those discussed in Note 16 - Legal Proceedings, Contingencies and Commitments. Significant increases (decreases) in the discount rate or asset growth rate in isolation could result in a marginally lower (higher) fair value measurement. For further information on the fair value inputs related to the DOJ litigation, see Note 16 - Legal Proceedings, Contingencies, and Commitments.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below:

	Total (1)	Level 2	Level 3	Gains/(Losses)
	(Dollars in millions)
March 31, 2017
Loans held-for-sale (2)	$10	$10	$—	$(2)
Impaired loans held-for-investment (2)
Residential first mortgage loans	12	—	12	(3)
Repossessed assets (3)	13	—	13	—
Totals	$35	$10	$25	$(5)
December 31, 2016
Loans held-for-sale (2)	$9	$9	$—	$(2)
Impaired loans held-for-investment (2)
Residential first mortgage loans	25	—	25	(28)
Repossessed assets (3)	14	—	14	(2)
Totals	$48	$9	$39	$(32)

(1)	The fair values are determined at various dates during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.

(2)	Gains/(losses) reflect fair value adjustments on assets for which we did not elect the fair value option.

(3)	Gains/(losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

The following tables present the quantitative information about nonrecurring level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
March 31, 2017
Impaired loans held-for-investment
Residential first mortgage loans	$12	Fair value of collateral	Loss severity discount	35% - 45% (38.6%)
Repossessed assets	13	Fair value of collateral	Loss severity discount	13% - 100% (72.4%)
December 31, 2016
Impaired loans held-for-investment
Residential first mortgage loans	25	Fair value of collateral	Loss severity discount	22% - 40% (29.5%)
Repossessed assets	14	Fair value of collateral	Loss severity discount	22% - 100% (69.5%)

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	March 31, 2017
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$161	$161	$161	$—	$—
Investment securities available-for-sale	1,650	1,650	—	1,650	—
Investment securities held-to-maturity	1,048	1,038	—	1,038	—
Reverse repurchase agreement	50	50		50
Loans held-for-sale	4,543	4,544	—	4,492	52
Loans held-for-investment	5,959	5,899	—	8	5,891
Loans with government guarantees	322	311	—	311	—
Mortgage servicing rights	295	295	—	—	295
Federal Home Loan Bank stock	201	201	—	201	—
Bank owned life insurance	273	273	—	273	—
Repossessed assets	13	13	—	—	13
Other assets, foreclosure claims	119	119	—	119	—
Derivative financial instruments, assets	77	77	1	35	41
Liabilities
Retail deposits
Demand deposits and savings accounts	$(5,403)	$(5,065)	$—	$(5,065)	$—
Certificates of deposit	(1,084)	(1,088)	—	(1,088)	—
Wholesale deposits	(10)	(10)	—	(10)	—
Government deposits	(1,003)	(982)	—	(982)	—
Company controlled deposits	(1,145)	(1,073)	—	(1,073)	—
Federal Home Loan Bank advances	(4,386)	(4,373)	—	(4,373)	—
Long-term debt	(493)	(376)	—	(376)	—
DOJ litigation settlement	(60)	(60)	—	—	(60)
Derivative financial instruments, liabilities	(42)	(42)	—	(42)	—

	December 31, 2016
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$158	$158	$158	$—	$—
Investment securities available-for-sale	1,480	1,480	—	1,480	—
Investment securities held-to-maturity	1,093	1,084	—	1,084	—
Loans held-for-sale	3,177	3,178	—	3,178	—
Loans held-for-investment	6,065	5,998	—	7	5,991
Loans with government guarantees	365	354	—	354	—
Mortgage servicing rights	335	335	—	—	335
Federal Home Loan Bank stock	180	180	—	180	—
Bank owned life insurance	271	271	—	271	—
Repossessed assets	14	14	—	—	14
Other assets, foreclosure claims	135	135	—	135	—
Derivative financial instruments, assets	123	123	45	54	24
Liabilities
Retail deposits
Demand deposits and savings accounts	$(5,268)	$(4,956)	$—	$(4,956)	$—
Certificates of deposit	(1,056)	(1,062)	—	(1,062)	—
Government deposits	(1,030)	(1,011)	—	(1,011)	—
Company controlled deposits	(1,446)	(1,371)	—	(1,371)	—
Federal Home Loan Bank advances	(2,980)	(2,964)	—	(2,964)	—
Long-term debt	(493)	(277)	—	(277)	—
Warrant liabilities	(4)	(4)	—	(4)	—
DOJ litigation settlement	(60)	(60)	—	—	(60)
Derivative financial instruments, liabilities	(54)	(54)	(11)	(37)	(6)

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

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$53	$144
Loans held-for-investment
Interest income on loans	$1	$—

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
	(Dollars in millions)			(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$16	$8	$(8)	$2	$2	$—
Loans held-for-investment	6	4	(2)	19	13	(6)
Total nonaccrual loans	$22	$12	$(10)	$21	$15	$(6)
Other performing loans
Loans held-for-sale	$4,362	$4,503	$141	$3,103	$3,143	$40
Loans held-for-investment	10	9	(1)	72	59	(13)
Total other performing loans	$4,372	$4,512	$140	$3,175	$3,202	$27
Total loans
Loans held-for-sale	$4,378	$4,511	$133	$3,105	$3,145	$40
Loans held-for-investment	16	13	(3)	91	72	(19)
Total loans	$4,394	$4,524	$130	$3,196	$3,217	$21
Liabilities
Litigation settlement (1)	$(118)	$(60)	$58	$(118)	$(60)	$58

(1)	We are obligated to pay $118 million in installment payments upon meeting certain performance conditions.

Note 18 - Segment Information

Our operations are conducted through three operating segments: Community Banking, Mortgage Originations, and
Mortgage Servicing. The Other segment includes the remaining reported activities. Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The operating segments have been determined based on the products and services offered and reflect the manner in which financial information is currently evaluated by management. Each segment operates under the same banking charter, but is reported on a segmented basis for this report. Each of the operating segments is complementary to each other and because of the interrelationships of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

Effective January 1, 2017, activity related to Loans with Government Guarantees, was moved from the Mortgage Servicing segment to the Mortgage Originations segment and we began to allocate the tax provision at a segment level. Prior to this change, the tax provision was reflected in the Other segment. The statutory federal tax rate is used for Community Banking, Mortgage Originations, and Mortgage Servicing segments with the difference between the statutory rate and the effective tax rate held in the Other segment. Prior period segment financial information, related to both changes, has been recast to conform to the current presentation.

The Community Banking segment originates loans, provides deposits and fee based services to consumer, business, and mortgage lending customers through its Branch Banking, Business Banking and Commercial Banking, Government Banking, Warehouse Lending and LHFI Portfolio groups. Products offered through these groups include checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, commercial loans, commercial real estate loans, equipment finance and leasing, home builder finance loans and warehouse lines of credit. Other financial services available include consumer and corporate card services, customized treasury management solutions, merchant services and capital markets services such as loan syndications.

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

The Mortgage Servicing segment services and subservices mortgage loans, on a fee basis, for others. Also, the Mortgage Servicing segment services, on a fee basis, residential LHFI mortgages held by the Community Banking segment and MSRs held by the Mortgage Originations segment. The Mortgage Servicing segment may also collect ancillary fees, such as late fees, and earns income through the use of noninterest-bearing escrows.

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

The following tables present financial information by business segment for the periods indicated:

	Three Months Ended March 31, 2017
	Community Banking	Mortgage Originations	Mortgage Servicing	Other	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$51	$30	$5	$(3)	$83
Net gain (loss) on loan sales	(2)	50	—	—	48
Representation and warranty benefit	—	4	—	—	4
Other noninterest income	8	22	14	4	48
Total net interest income and noninterest income	57	106	19	1	183
(Provision) benefit for loan losses	(2)	(2)	—	1	(3)
Depreciation and amortization expense	(2)	(2)	(1)	(4)	(9)
Other noninterest expense	(44)	(62)	(25)	—	(131)
Total noninterest expense	(46)	(64)	(26)	(4)	(140)
Income (loss) before income taxes	9	40	(7)	(2)	40
Provision (benefit) for income taxes	3	14	(2)	(2)	13
Net income (loss)	$6	$26	$(5)	$—	$27
Intersegment revenue	$(1)	$—	$5	$(4)	$—

Average balances
Loans held-for-sale	$20	$3,266	$—	$—	$3,286
Loans with government guarantees	—	342	—	—	342
Loans held-for-investment	5,605	5	—	29	5,639
Total assets	5,675	4,602	40	3,726	14,043
Deposits	7,455	—	1,340	—	8,795

	Three Months Ended March 31, 2016
	Community Banking	Mortgage Originations	Mortgage Servicing	Other	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$47	$22	$4	$6	$79
Net gain (loss) on loan sales	6	69	—	—	$75
Representation and warranty benefit	—	2	—	—	$2
Other noninterest income	7	3	14	4	$28
Total net interest income and noninterest income	60	96	18	10	184
(Provision) benefit for loan losses	13	—	—	—	13
Depreciation and amortization expense	(2)	(1)	(1)	(3)	(7)
Other noninterest expense	(43)	(60)	(24)	(3)	(130)
Total noninterest expense	(45)	(61)	(25)	(6)	(137)
Income (loss) before income taxes	28	35	(7)	4	60
Provision (benefit) for income taxes	10	12	(2)	1	21
Net income (loss)	$18	$23	$(5)	$3	$39
Intersegment revenue	$(1)	$—	$6	$(5)	$—

Average balances
Loans held-for-sale	$178	$2,731	$—	$—	$2,909
Loans with government guarantees	—	475	—	—	475
Loans held-for-investment	5,657	11	—	—	5,668
Total assets	5,837	4,033	42	3,631	13,543
Deposits	6,893	—	1,157	—	8,050

Note 19 - Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

We adopted the following accounting standard updates (ASU) during the first quarter of 2017, none of which had a material impact to our financial statements:

Standard	Description	Effective Date
ASU 2016-17	Consolidation (Topic 810): Interests Held Through Related Parties That are Under Common Control	January 1, 2017
ASU 2016-09	Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting	January 1, 2017
ASU 2016-07	Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting	January 1, 2017
ASU 2016-06	Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments	January 1, 2017
ASU 2016-05	Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Relationships	January 1, 2017

Accounting Standards Issued But Not Yet Adopted

The following ASUs have been issued and are expected to result in a significant change to our significant accounting policies and/or have a significant financial impact:

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

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Section A - Leases: Amendments to the FASB Accounting Standards Codification, Section B - Conforming Amendments Related to Leases: Amendment to the FASB Accounting Standards Codification, Section C - Background Information and Basis For Conclusions. Lessees will need to recognize substantially all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective retrospectively for fiscal years beginning after December 15, 2018 and early adoption is permitted. The guidance in ASU 2016-02 supersedes Topic 840, Leases. Upon adoption and implementation, we expect to gross up assets and liabilities due to the recognition of lease liabilities and right of use assets associated with the underlying lease contracts. While we do not expect the adoption of the guidance to have a material impact on our Consolidated Statements of Operations given our current inventory of leases, review is ongoing and we will continue to evaluate the impact to the Consolidated Statements of Financial Condition and to capital.

Revenue from Contracts with Customers - In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration in exchange for those goods or services. The FASB has voted to approve a year deferral of the effective date from January 1, 2017 to January 1, 2018. In April 2016, the FASB clarified the following two aspects: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to provide a limited number of changes to its revenue recognition standard. The amendments clarify the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes, and the timing for measuring customer payments that are not in cash. The amendment also specifies that a contract should be considered complete if all, or substantially all, of its revenue has been collected prior to making the transition to the new standard. In addition, the update clarifies the disclosure requirements for transition to the new standard by adjusting amounts from prior reporting periods. In December 2016, the FASB issued ASU 2016-20 Technical Corrections and Improvement to Topic 606, Revenue from Contracts with Customers. We expect to implement the revenue recognition guidance in the first quarter of 2018 utilizing the cumulative-effect approach. Our implementation of the guidance will include creation of an inventory of revenue contracts and assessing whether the recognition of revenue associated with each contract will be impacted by the new guidance, particularly related to certain fees. Lease contracts and financial instruments, which include loans and securities, are excluded from the scope of this standard. Therefore, we do not anticipate the implementation of the revenue recognition guidance to have a material impact on our Consolidated Financial Statements.

The following ASUs have been issued and are not expected to have a material impact on our Consolidated Financial Statements and/or significant accounting policies:

Standard	Description	Effective Date
ASU 2017-08	Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities	January 1, 2019
ASU 2017-07	Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost	January 1, 2018
ASU 2017-06	Plan Accounting - Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting	January 1, 2019
ASU 2017-05
Other Income - Gains and Losses from the De-recognition of Non-financial Assets (Subtopic 610-20): Clarifying the Scope of Asset De-recognition Guidance and Accounting for Partial Sales of Non-financial Assets
January 1, 2018
ASU 2017-04	Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 1, 2020
ASU 2017-01	Business Combinations (Topic 805): Clarifying the Definition of a Business	January 1, 2018
ASU 2016-18	Statement of Cash Flows (Topic 230): Restricted Cash	January 1, 2018
ASU 2016-16	Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
ASU 2016-15	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
ASU 2016-04	Liabilities - Extinguishment of Liabilities (Subtopic 504-20): Recognition of Breakage for Certain Prepaid Stored-Value Products	January 1, 2018
ASU 2016-01	Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of March 31, 2017, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of March 31, 2017.

(b)
Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, the Company is party to legal proceedings incidental to its business. For further information, see Note 16 - Legal Proceedings, Contingencies and Commitments.

Item 1A. Risk Factors

The Company believes that there have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended March 31, 2017.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended March 31, 2017.

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

3.2	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 10-Q, dated November 7, 2016, and incorporated herein by reference).

11	Statement regarding computation of per share earnings is incorporated by reference to Note 13 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2017, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	May 8, 2017	/s/ Alessandro DiNello
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

3.2	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 10-Q, dated November 7, 2016, and incorporated herein by reference).

11	Statement regarding computation of per share earnings is incorporated by reference to Note 13 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2017, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.