Form 10-Q
period 2017-06-30
FLAGSTAR BANCORP INC
filed 2017-08-07
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
As of August 3, 2017, 57,161,639 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
AFS	Available for Sale	GAAP	United States Generally Accepted Accounting Principles
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	HELOC	Home Equity Lines of Credit
ALCO	Asset Liability Committee	HELOAN	Home Equity Loan
ALLL	Allowance for Loan & Lease Losses	Home equity	second mortgages, HELOANs, HELOCs
AOCI	Accumulated Other Comprehensive Income (Loss)	HTM	Held to Maturity
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
Basel III	Basel Committee on Banking Supervision Third Basel Accord	LHFI	Loans Held-for-Investment
C&I	Commercial and Industrial	LHFS	Loans Held-for-Sale
CDARS	Certificates of Deposit Account Registry Service	LTV	Loan-to-Value
CFPB	Consumer Financial Protection Bureau	Management	Flagstar Bancorp’s Management
CLTV	Combined Loan to Value	MBIA	MBIA Insurance Corporation
Common Stock	Common Shares	MBS	Mortgage-Backed Securities
CRE	Commercial Real Estate	MD&A	Management's Discussion and Analysis
DFAST	Dodd-Frank Stress Test	MSR	Mortgage Servicing Rights
DOJ	United States Department of Justice	N/A	Not Applicable
DTA	Deferred Tax Asset	NYSE	New York Stock Exchange
EVE	Economic Value of Equity	OCC	Office of the Comptroller of the Currency
Fannie Mae/FNMA	Federal National Mortgage Association	OTTI	Other-Than-Temporary-Impairment
FASB	Financial Accounting Standards Board	QTL	Qualified Thrift Lending
FDIC	Federal Deposit Insurance Corporation	RWA	Risk Weighted Assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	TARP Preferred	Troubled Asset Relief Program Fixed Rate Cumulative Perpetual Preferred Stock, Series C
FICO	Fair Isaac Corporation	TDR	Trouble Debt Restructuring
FRB	Federal Reserve Bank	UPB	Unpaid Principal Balance
Freddie Mac	Federal Home Loan Mortgage Corporation	U.S. Treasury	United States Department of Treasury
FTE	Full Time Equivalent	VIE	Variable Interest Entities
		XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the second quarter of 2017, which should be read in conjunction with the financial statements and related notes set forth in Item 1 of this Form 10-Q and Flagstar Bancorp, Inc.'s 2016 Annual Report on Form 10-K for the year ended December 31, 2016.

Certain statements in this Form 10-Q, including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements are based on the current beliefs and expectations of our management. Actual results may differ from those set forth in forward-looking statements. See Forward-Looking Statements on page 38 of this Form 10-Q and Part I, Item 1A, Risk Factors of Flagstar Bancorp, Inc.'s 2016 Annual Report or Form 10-K for the year ended December 31, 2016. Additional information about Flagstar can be found on our website at www.flagstar.com.

Where we say "we," "us," "our," the "Company," "Bancorp" or "Flagstar," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference to "we," "us," "our," the "Company" or "Flagstar" will include our wholly-owned subsidiary Flagstar Bank, FSB (the "Bank"). See the Glossary of Abbreviations and Acronyms on page 3 for definitions used throughout this Form 10-Q.

Introduction

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. Based on our assets at June 30, 2017, we are one of the largest banks headquartered in Michigan, providing commercial, small business, and consumer banking services. At June 30, 2017, we had 3,432 full-time equivalent employees inclusive of account executives and loan officers. Our common stock is listed on the NYSE under the symbol "FBC." We are considered a controlled company for NYSE purposes, because MP Thrift Investments, L.P. held approximately 62.3 percent of our common stock as of June 30, 2017.

Our banking network emphasizes the delivery of a complete set of banking and mortgage products and services and we distinguish ourselves by crafting specialized solutions for our customers, local delivery, customer service and competitive product pricing. At June 30, 2017, we operated 99 full service banking branches throughout Michigan's major markets where we offer a full set of banking products to consumer, commercial, and government customers.

We have a unique, relationship-based business model of a leading Michigan-based bank leveraging a national mortgage business. We believe our strong position and focus on service creates a significant competitive advantage in the markets in which we compete. The disciplined management team we have assembled is focused on developing substantial and attractive growth opportunities that generate profitable results from operations. We believe our lower risk profile and strong capital level position us to better exploit the opportunities that our business model yields and deliver attractive shareholder returns over the long term.

Nationally, we are the 5th largest bank mortgage originator and we utilize multiple origination channels including correspondent, broker, distributed retail, and direct to consumer. We also service and subservice mortgage loans for others on a fee for service basis and may also collect ancillary fees, such as late fees and earn income through the use of noninterest-bearing escrow deposits. These escrow deposit accounts and amounts received from servicing loans generate company controlled deposits which offer a stable, low cost, long-term source of funding.

Operating Segments

Our operations are conducted through three operating segments: Community Banking, Mortgage Originations, and Mortgage Servicing. Additionally, our Other segment includes the remaining reported activities. For additional information, please see MD&A - Operating Segments and Note 18 - Segment Information.

Selected Financial Ratios
(Dollars in millions, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 (1)	2017	2016 (1)
Selected Ratios:
Interest rate spread	2.59%	2.43%	2.55%	2.46%
Net interest margin	2.77%	2.63%	2.72%	2.64%
Return on average assets	1.04%	1.38%	0.91%	1.27%
Return on average equity	11.57%	11.53%	9.77%	10.81%
Return on average common equity	11.57%	13.83%	9.77%	13.00%
Equity/assets ratio (average for the period)	9.02%	11.95%	9.29%	11.73%
Efficiency ratio	72.0%	68.2%	74.2%	71.2%
Average Balances:
Average common shares outstanding	57,101,816	56,574,796	57,012,208	56,544,256
Average fully diluted shares outstanding	58,138,938	57,751,230	58,106,070	57,623,081
Average interest-earning assets	$14,020	$11,639	$13,187	$11,755
Average interest paying liabilities	$11,804	$9,205	$11,066	$9,514
Average stockholders' equity	$1,418	$1,606	$1,382	$1,583

	June 30, 2017	December 31, 2016	June 30, 2016 (1)
Selected Statistics:
Book value per common share	$24.64	$23.50	$23.54
Tangible book value per share (2)	$24.29	$23.50	$23.54
Number of common shares outstanding	57,161,431	56,824,802	56,575,779
Equity-to-assets ratio	8.82%	9.50%	11.65%
Common equity-to-assets ratio	8.82%	9.50%	9.70%
Capitalized value of MSRs	1.14%	1.07%	0.99%
Bancorp Tier 1 leverage (to adjusted avg. total assets) (3)	9.10%	8.88%	11.59%
Bank Tier 1 leverage (to adjusted avg. total assets)	10.26%	10.52%	12.03%
Mortgage rate lock commitments (fallout-adjusted) (4)	$9,002	$6,091	$8,127
Mortgage loans sold and securitized	$8,989	$8,422	$14,888
Number of banking centers	99	99	99
Number of FTE	3,432	2,886	2,894

(1)	Includes TARP Preferred which was redeemed in the third quarter 2016.

(2)
Excludes goodwill and intangibles of $20 million, zero, and zero at June 30, 2017, December 31, 2016, and June 30, 2016, respectively, included in Other Assets on the Consolidated Statement of Financial Condition. See Non-GAAP Financial Measures for further information.

(3)	Basel III transitional.

(4)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

Executive Overview

The second quarter 2017 resulted in solid earnings of $41 million, or $0.71 per diluted share. Our community bank results continued to be outstanding. Average warehouse loans increased from the first quarter, growing 23 percent, and we saw a 15 percent increase in average commercial and industrial and commercial real estate loans. We also posted a 10 basis point increase in net interest margin, maintaining a stable deposit cost despite recent Federal Reserve rate increases. The maturation of our community bank has generated a more balanced, more sustainable earnings stream for our Company.

Our mortgage origination segment also had an outstanding quarter. In the first half of 2017, fallout-adjusted locks rose 48 percent to $9.0 billion, driven primarily by the impact of the acquisitions of Opes Advisors (Opes) this quarter, as well as the delegated correspondent business from Stearns Lending (Stearns) last quarter. With the addition of Opes, we have more than tripled our distributed retail origination volume and believe we are now in a strong position for the move to a purchase mortgage market.

In second quarter 2017, we closed on the previously reported bulk sales of $191 million of MSRs, successfully executing our MSR reduction strategy and releasing capital to support balance sheet growth. We are the subservicer on approximately 85 percent of the MSRs we sold, providing a boost to our subservicing business and helping us to exceed over 400,000 accounts serviced or subserviced. Our MSRs now stand at 15 percent of our tier 1 common equity, positioning us well for the full phase-in of Basel III.

We have a formidable banking business, an industry-leading mortgage origination platform and a blossoming subservicing business, all of which are supported by strong capital and liquidity. Nationally, we are the 5th largest bank mortgage originator and a top 10 subservicer. This combination positions us to grow our balance sheet with higher quality, relationship-focused assets and continues to create value for our shareholders.

Earnings Performance

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in millions, except share data)
Net interest income	$97	$77	$20	$180	$156	$24
Provision (benefit) for loan losses	(1)	(3)	2	2	(16)	18
Total noninterest income	116	128	(12)	216	233	(17)
Total noninterest expense	154	139	15	294	276	18
Provision for income taxes	19	22	(3)	32	43	(11)
Net income	$41	$47	$(6)	$68	$86	$(18)
Income per share
Basic	$0.72	$0.67	$0.05	$1.18	$1.23	$(0.05)
Diluted	$0.71	$0.66	$0.05	$1.16	$1.21	$(0.05)

Net income decreased $6 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Net interest income increased $20 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. This increase was primarily driven by a $2.4 billion increase in interest-earning assets led by strong commercial loan growth and an increase in LHFS. The improvement in net interest income was more than offset by a $12 million decrease in noninterest income resulting from a decrease in net gain on loan sales and a $15 million increase in noninterest expense due to increases in compensation and benefits from increased headcount due to recent acquisitions. Diluted income per share increased to $0.71 for the three months ended June 30, 2017, compared to $0.66 for the three months ended June 30, 2016, partially due to the payoff of our TARP Preferred which occurred in the third quarter of 2016.

Net income decreased $18 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Net interest income increased $24 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily driven by growth in interest-earning assets. This was more than offset by a decrease in noninterest income of $17 million, primarily due to lower net gain on loan sales and an increase in noninterest expense of $18 million, primarily driven by higher compensation and benefits driven by increased headcount resulting from acquisitions, as well as an increase in the provision for loan losses. In the six months ended June 30, 2017, our provision of $2 million reflects the strong credit quality of our loan portfolios and a low level of net losses. The $16 million benefit for the six months ended June 30, 2016 resulted primarily from the sale of $1.2 billion UPB of performing and $110 million UPB of nonperforming loans.

Net Interest Income

The following tables present, on a consolidated basis, interest income from average assets and liabilities, expressed in dollars and yields:

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$4,269	$42	4.00%	$2,884	$26	3.64%
Loans held-for-investment
Residential first mortgage	2,495	21	3.38%	2,232	18	3.15%
Home equity	439	6	4.91%	485	6	4.91%
Other	27	—	4.54%	29	—	4.92%
Total Consumer loans	2,961	27	3.61%	2,746	24	3.48%
Commercial Real Estate	1,477	16	4.16%	899	8	3.41%
Commercial and Industrial	936	11	4.77%	607	6	3.97%
Warehouse Lending	850	10	4.71%	1,317	14	4.28%
Total Commercial loans	3,263	37	4.48%	2,823	28	3.94%
Total loans held-for-investment (1)	6,224	64	4.07%	5,569	52	3.71%
Loans with government guarantees	295	3	4.02%	444	4	3.33%
Investment securities	3,166	20	2.57%	2,558	17	2.66%
Interest-earning deposits	66	—	1.07%	184	—	0.50%
Total interest-earning assets	14,020	129	3.69%	11,639	99	3.40%
Other assets	1,690			1,799
Total assets	$15,710			$13,438
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$510	$—	0.15%	$482	$—	0.17%
Savings deposits	3,933	8	0.75%	3,691	7	0.79%
Money market deposits	239	—	0.42%	363	1	0.52%
Certificates of deposit	1,094	3	1.08%	951	2	1.00%
Total retail deposits	5,776	11	0.75%	5,487	10	0.75%
Government deposits
Demand deposits	200	—	0.39%	203	—	0.39%
Savings deposits	411	1	0.56%	398	—	0.52%
Certificates of deposit	291	—	0.68%	410	1	0.50%
Total government deposits	902	1	0.56%	1,011	1	0.49%
Wholesale deposits and other	4	—	0.48%	—	—	—%
Total interest-bearing deposits	6,682	12	0.72%	6,498	11	0.71%
Short-term Federal Home Loan Bank advances and other	3,429	8	0.98%	835	1	0.41%
Long-term Federal Home Loan Bank advances	1,200	6	1.91%	1,625	8	1.93%
Other long-term debt	493	6	5.06%	247	2	3.31%
Total interest-bearing liabilities	11,804	32	1.10%	9,205	22	0.97%
Noninterest-bearing deposits (2)	2,057			2,133
Other liabilities	431			494
Stockholders’ equity	1,418			1,606
Total liabilities and stockholders' equity	$15,710			$13,438
Net interest-earning assets	$2,216			$2,434
Net interest income		$97			$77
Interest rate spread (3)			2.59%			2.43%
Net interest margin (4)			2.77%			2.63%
Ratio of average interest-earning assets to interest-bearing liabilities			118.8%			126.4%

(1)	Includes nonaccrual loans, for further information relating to nonaccrual loans, see Note 4 - Loans Held-for-Investment.

(2)	Includes noninterest-bearing company controlled deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$3,780	$74	3.94%	$2,897	$54	3.72%
Loans held-for-investment
Residential first mortgage	2,447	41	3.35%	2,504	39	3.12%
Home equity	436	11	5.01%	497	13	5.36%
Other	26	—	4.52%	29	1	4.94%
Total Consumer loans	2,909	52	3.61%	3,030	53	3.50%
Commercial Real Estate	1,399	28	3.99%	862	15	3.38%
Commercial and Industrial	855	20	4.67%	585	12	4.03%
Warehouse Lending	770	18	4.62%	1,141	25	4.29%
Total Commercial loans	3,024	66	4.34%	2,588	52	3.93%
Total loans held-for-investment (1)	5,933	118	3.98%	5,618	105	3.70%
Loans with government guarantees	318	7	4.34%	460	7	3.18%
Investment securities	3,090	39	2.54%	2,625	34	2.59%
Interest-earning deposits	66	1	0.97%	155	—	0.50%
Total interest-earning assets	13,187	239	3.63%	11,755	200	3.39%
Other assets	1,694			1,736
Total assets	$14,881			$13,491
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$509	$—	0.17%	$463	$—	0.15%
Savings deposits	3,930	15	0.76%	3,706	15	0.79%
Money market deposits	258	1	0.44%	303	1	0.45%
Certificates of deposit	1,083	6	1.07%	904	4	0.96%
Total retail deposits	5,780	22	0.75%	5,376	20	0.74%
Government deposits
Demand deposits	217	—	0.39%	230	—	0.39%
Savings deposits	435	1	0.54%	409	1	0.52%
Certificates of deposit	305	1	0.65%	411	1	0.71%
Total government deposits	957	2	0.54%	1,050	2	0.57%
Wholesale deposits and other	6	—	0.42%	—	—	—%
Total interest-bearing deposits	6,743	24	0.72%	6,426	22	0.70%
Short-term Federal Home Loan Bank advances and other	2,630	12	0.89%	1,249	3	0.40%
Long-term Federal Home Loan Bank advances	1,200	11	1.89%	1,592	15	1.91%
Other long-term debt	493	12	5.05%	247	4	3.27%
Total interest-bearing liabilities	11,066	59	1.08%	9,514	44	0.93%
Noninterest-bearing deposits (2)	2,024			1,915
Other liabilities	409			479
Stockholders’ equity	1,382			1,583
Total liabilities and stockholders' equity	$14,881			$13,491
Net interest-earning assets	$2,121			$2,241
Net interest income		$180			$156
Interest rate spread (3)			2.55%			2.46%
Net interest margin (4)			2.72%			2.64%
Ratio of average interest-earning assets to interest-bearing liabilities			119.2%			123.6%

(1)	Includes nonaccrual loans, for further information relating to nonaccrual loans, see Note 4 - Loans Held-for-Investment.

(2)	Includes noninterest-bearing company controlled deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30,
	2017 Versus 2016 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$4	$12	$16
Loans held-for-investment
Total Consumer loans	1	2	3
Commercial Real Estate	3	5	8
Commercial and Industrial	2	3	5
Warehouse Lending	1	(5)	(4)
Total Commercial loans	6	3	9
Total loans held-for-investment	7	5	12
Loans with government guarantees	—	(1)	(1)
Investment securities	(1)	4	3
Total interest-earning assets	$10	$20	$30
Interest-Bearing Liabilities
Retail deposits	$—	$1	$1
Government deposits	1	(1)	—
Short-term Federal Home Loan Bank advances and other	5	2	7
Long-term Federal Home Loan Bank advances	—	(2)	(2)
Other long-term debt	2	2	4
Total interest-bearing liabilities	8	2	10
Change in net interest income	$2	$18	$20

	Six Months Ended June 30,
	2017 Versus 2016 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$4	$16	$20
Loans held-for-investment
Residential first mortgage	3	(1)	2
Home equity	—	(2)	(2)
Other	(1)	—	(1)
Total Consumer loans	2	(3)	(1)
Commercial Real Estate	4	9	13
Commercial and Industrial	3	5	8
Warehouse Lending	1	(8)	(7)
Total Commercial loans	8	6	14
Total loans held-for-investment	10	3	13
Loans with government guarantees	2	(2)	—
Investment securities	(1)	6	5
Interest-earning deposits	1	—	1
Total interest-earning assets	$16	$23	$39
Interest-Bearing Liabilities
Retail deposits	$(1)	$3	$2
Short-term Federal Home Loan Bank advances and other	6	3	9
Long-term Federal Home Loan Bank advances	—	(4)	(4)
Other long-term debt	4	4	8
Total interest-bearing liabilities	9	6	15
Change in net interest income	$7	$17	$24

Comparison to Prior Year Quarter

Net interest income increased $20 million or 26 percent for the three months ended June 30, 2017, compared to the same period in 2016. This increase was primarily driven by an increase in average rates and growth in interest-earning assets. This was partially offset by an increase in average rates and the average balance of borrowings, resulting from an increase in the Federal Reserve rates and the third quarter 2016 issuance of $250 million of 6.125 percent senior notes ("2021 Senior Notes") which were issued to fund the redemption of our TARP Preferred.

Our net interest margin for the three months ended June 30, 2017 was 2.77 percent, compared to 2.63 percent for the three months ended June 30, 2016. The net 14 basis point increase was driven by higher interest income on LHFS due to increases in market rates and an increase in higher yielding commercial loans within the LHFI portfolio. This increase was partially offset by higher average rates on short-term FHLB advances and the third quarter 2016 debt issuances.

For the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, total interest earning assets increased $2.4 billion to $14.0 billion led by growth in LHFS primarily due to extending turn times and the accumulation of loans in support of a residential mortgage backed securitization that closed in the third quarter 2017, as well as higher mortgage originations. Additionally, the $440 million increase in average commercial loans was consistent with our strategy to grow the community bank and enhance the yield on our interest-earning assets.

Average interest-bearing liabilities increased $2.6 billion for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase was primarily driven by a $2.6 billion increase in short-term FHLB advances to fund balance sheet growth.

Comparison to Prior Year to Date

Net interest income increased $24 million for the six months ended June 30, 2017, compared to the same period in 2016, primarily driven by growth in interest-earning assets and an increase in average rates. This was partially offset by an increase in average rates and average balances of our borrowings, resulting from the third quarter 2016 issuance of 2021 Senior Notes which were issued to fund the redemption of our TARP Preferred.

Our net interest margin for the six months ended June 30, 2017 was 2.72 percent, compared to 2.64 percent for the six months ended June 30, 2016. The net 8 basis point increase was positively impacted by an increase in market rates, higher yielding commercial loan portfolio and stable deposit costs. This improvement was partially offset by higher rates on short-term FHLB advances driven by recent Federal Reserve rate increases and the issuance of our 2021 Senior Notes in the third quarter 2016.

For the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, average interest earning assets increased $1.4 billion, led by a $883 million increase in LHFS due to extending turn times and higher mortgage activity. The combined $901 million increase in average commercial loans and average investment securities was consistent with our strategy to grow the community bank and enhance the yield on our interest-earning assets. Commercial loans increased 17 percent due to growth in the commercial real estate and commercial & industrial portfolios.

Average interest-bearing liabilities increased $1.6 billion for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase was driven by a $1.4 billion increase in FHLB advances used to fund balance sheet growth and the issuance of our 2021 Senior Notes in the third quarter 2016.

Provision (Benefit) for Loan Losses

Credit Quality Ratios
	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in millions)
Charge-offs, net of recoveries	$—	$9	$(9)	$4	$21	$(17)
Charge-offs associated with loans with government guarantees	—	4	(4)	2	7	(5)
Charge-offs associated with the sale or transfer of nonperforming loans and TDRs	—	2	(2)	1	8	(7)
Charge-offs, net of recoveries, adjusted (1)	$—	$3	$(3)	$1	$6	$(5)
Net charge-offs to LHFI ratio (annualized)	0.04%	0.62%	(0.58)%	0.15%	0.74%	(0.59)%
Net charge-off ratio, adjusted (annualized)(1)	0.02%	0.18%	(0.16)%	0.02%	0.44%	(0.42)%

(1)	Excludes charge-offs associated with loans with government guarantees and charge-offs associated with the sale or transfer of nonperforming loans and TDRs.

Comparison to Prior Year Quarter

The provision (benefit) for loan losses was a benefit of $1 million during the three months ended June 30, 2017, compared to a benefit of $3 million during the three months ended June 30, 2016. During the three months ended June 30, 2017, the $1 million benefit reflects continued low level of losses and strong credit quality of our loan portfolios. The $3 million benefit during the three months ended June 30, 2016 resulted primarily from reserves that were released in conjunction with the sale of $408 million UPB of performing residential first mortgage loans.

As a result of the strong credit quality throughout our loan portfolios, net charge-offs for the three months ended June 30, 2017 decreased to less than $1 million, compared to $9 million for the three months ended June 30, 2016. As a percentage of the average LHFI, net charge-offs for the three months ended June 30, 2017, decreased to 0.04 percent from 0.62 percent for the three months ended June 30, 2016.

Comparison to Prior Year to Date

The provision (benefit) for loan losses was a provision of $2 million for the six months ended June 30, 2017, compared to a benefit of $16 million during the six months ended June 30, 2016. The $2 million provision for the six months ended June 30, 2017, resulted primarily from $4 million in net charge-offs partially offset by a reduction in reserve, reflective of the continued strong credit quality of our loan portfolios and low level of net losses. The $16 million benefit for the six months ended June 30, 2016 resulted primarily from the sale of $1.2 billion UPB of performing residential first mortgage loans and $110 million UPB of nonperforming, TDR and non-agency loans.

Net charge-offs for the six months ended June 30, 2017 decreased to $4 million, compared to $21 million for the six months ended June 30, 2016. As a percentage of the average LHFI, net charge-offs for the six months ended June 30, 2017 decreased to 0.15 percent from 0.74 percent for the three months ended June 30, 2016, partially driven from loan sales of $110 million UPB of nonperforming loans which occurred in the first half of 2016.

For further information on the provision for loan losses see MD&A - Allowance for Loan Losses.

Noninterest Income

The following tables provide information on our noninterest income along with additional details related to our net gain on loan sales and other mortgage metrics:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in millions)
Net gain on loan sales	$66	$90	$(24)	$114	$165	$(51)
Loan fees and charges	20	19	1	35	34	1
Deposit fees and charges	5	6	(1)	9	12	(3)
Loan administration income	6	4	2	11	10	1
Net (loss) return on mortgage servicing rights	6	(4)	10	20	(10)	30
Representation and warranty benefit	3	4	(1)	7	6	1
Other noninterest income	10	9	1	20	16	4
Total noninterest income	$116	$128	$(12)	$216	$233	$(17)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)	$9,002	$8,127	$14,998	$14,990
Net margin on mortgage rate lock commitments (fallout-adjusted) (1) (2)	0.73%	1.04%	0.76%	1.00%
Gain on loan sales LHFS + net (loss) return on the MSR	$72	$81	$134	$141
Mortgage loans sold and securitized	8,989	7,940	13,473	14,888
Net margin on loans sold and securitized	0.73%	1.07%	0.84%	1.01%

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the level of interest rates.

(2)	Gain on sale margin is based on net gain on loan sales related to LHFS to fallout-adjusted mortgage rate lock commitments.

Comparison to Prior Year Quarter

Total noninterest income decreased $12 million during the three months ended June 30, 2017, compared to the same period in 2016.

Net gain on loan sales decreased $24 million during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The net gain on loan sales margin decreased 34 basis points primarily driven by our decision to extend turn times on LHFS which shifts earnings from gain on sale to net interest income, and a shift in mix and shorter-term market forces. The decrease in net gain on loan sales was also attributed to the sale of performing LHFI that occurred in the second quarter of 2016 which resulted in a $5 million gain. The decreases were partially offset by $875 million in higher fallout-adjusted locks driven by recent acquisitions.

Net return on MSRs (including the impact of economic hedges) was $6 million for the three months ended June 30, 2017, compared to a loss of $4 million during the three months ended June 30, 2016. The $10 million increase was primarily driven by a more stable prepayment environment and improvements in our hedging program, partially offset by higher transaction costs and lower servicing fees resulting from a lower MSR balance driven by MSR sales that occurred in the second quarter 2017.

Comparison to Prior Year to Date

Total noninterest income decreased $17 million during the six months ended June 30, 2017, compared to the same period in 2016.

Net gain on loan sales decreased $51 million during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The net gain on loan sales margin decreased 17 basis points primarily driven by our decision to extend turn times on LHFS which shifts earnings from gain on sale to net interest income, and a shift in mix and shorter-term market forces. The decrease in net gain on loan sales was also attributed to the sale of performing LHFI that occurred in the first half of 2016 which resulted in a $14 million gain.

Deposit fees and charges decreased $3 million during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease was primarily due to lower exchange fee income resulting from limitations set by the Durbin amendment, which became applicable to the Bank on July 1, 2016.

Net return on MSRs was $20 million for the six months ended June 30, 2017, compared to a loss of $10 million during the six months ended June 30, 2016. The $30 million increase was primarily driven by a more stable prepayment environment and improvements in our hedging program, partially offset by lower servicing fee income and higher transaction costs resulting from a lower MSR balance driven by MSR sales that occurred in 2017.

Other noninterest income increased $4 million during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase was primarily due to favorable adjustments related to assets and liabilities held at fair value.

Noninterest Expense

The following table sets forth the components of our noninterest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in millions)
Compensation and benefits	$71	$66	$5	$143	$134	$9
Commissions	16	14	2	26	24	2
Occupancy and equipment	25	21	4	47	43	4
Loan processing expense	14	15	(1)	26	27	(1)
Legal and professional expense	8	6	2	15	15	—
Other noninterest expense	20	17	3	37	33	4
Total noninterest expense	$154	$139	$15	$294	$276	$18
Efficiency ratio	72.0%	68.2%	3.8%	74.2%	71.2%	3.0%

Comparison to Prior Year Quarter

Noninterest expense increased $15 million to $154 million during the three months ended June 30, 2017, compared to $139 million during the three months ended June 30, 2016. This is primarily due to an increase in compensation and benefits resulting from an increase in headcount to support growth initiatives. The three months ended June 30, 2017 included $11 million of operating expenses and $1 million of transaction costs related to the recent acquisitions. The increase was further impacted by an increase in occupancy and equipment primarily due to a higher asset base.

Comparison to Prior Year to Date

Noninterest expense increased $18 million to $294 million during the six months ended June 30, 2017, compared to $276 million during the six months ended June 30, 2016. The increase was primarily driven by higher compensation and benefits which was the result of an increase in headcount due to recent growth initiatives. The six months ended June 30, 2017 included $11 million of operating expenses and $2 million of transaction costs related to the recent acquisitions. The remaining increase was primarily driven by higher occupancy and equipment due to a higher asset base and higher other noninterest expenses driven by an increase in advertising related to a direct mail campaign and new branding initiatives.

Provision (benefit) for Income Taxes

Our provision for income taxes for the three and six months ended June 30, 2017 was $19 million and $32 million, respectively, compared to a provision of $22 million and $43 million during the three and six months ended June 30, 2016, respectively.

Our effective tax rate for the three and six months ended June 30, 2017 was 31.8 percent and 32.3 percent, respectively, compared to 32.7 percent and 33.4 percent for the three and six months ended June 30, 2016, respectively.

Our effective tax rate for the three and six months ended June 30, 2017 differs from the combined federal and state statutory tax rate primarily due to a benefit from tax-exempt earnings, partially offset by nondeductible expenses.

For further information, see Note 14 - Income Taxes.

OPERATING SEGMENTS

Overview

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 18 - Segment Information, and other sections of this report for a full understanding of our consolidated financial performance.

The net income (loss) by operating segment is presented in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in millions)
Community Banking	$10	$9	$1	$16	$27	$(11)
Mortgage Originations	30	38	(8)	56	60	(4)
Mortgage Servicing	(3)	(2)	(1)	(8)	(6)	(2)
Other	4	2	2	4	5	(1)
Total net income	$41	$47	$(6)	$68	$86	$(18)

Community Banking

Comparison to Prior Year Quarter

During the three months ended June 30, 2017, the Community Banking segment reported net income of $10 million, compared to $9 million for the three months ended June 30, 2016. The increase in net income was primarily due to $8 million higher net interest income from higher average loan balances, led by growth in commercial loans and higher average loan yields. These increases were partially offset by a $3 million increase in the provision for loan losses resulting from loan growth and a decrease of $4 million in gain on loan sales, primarily resulting from second quarter 2016 sale of performing LHFI.

Comparison to Prior Year to Date

During the six months ended June 30, 2017, the Community Banking segment reported net income of $16 million, compared to $27 million for the six months ended June 30, 2016. The $11 million decrease in net income was primarily due to a $12 million decrease in gain on loan sales and an $18 million increase in the provision for loan losses. For the six months ended June 30, 2016, the provision for loan losses was a $16 million benefit primarily resulting from the sale of $1.2 billion of performing LHFI sold from the Community Bank loan portfolio, compared to a provision of $2 million in first six months of 2017. This decrease in net income was partially offset by a $12 million increase in net interest income resulting from loan growth and higher yields.

Mortgage Originations

Comparison to Prior Year Quarter

The Mortgage Originations segment net income decreased $8 million to $30 million during the three months ended June 30, 2017, compared to $38 million in the three months ended June 30, 2016. The decrease was primarily due to a $20 million decrease in net gain on loan sales driven by a 31 basis point decrease in margin resulting from a more competitive market and the impact of extending turn times on LHFS which shifts earnings from gain on sale to net interest income. The benefit of extended turn times, as well as higher mortgage originations, resulted in an $11 million increase in interest income. Net return on the MSRs increased $10 million driven by an increase in the interest rate environment experienced in the second quarter of 2017 which resulted in lower prepayments and favorable fair value adjustments. Noninterest expense increased $13 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to increases in compensation and benefits and acquisition costs, along with an increase in commissions due to increased loan production.

Comparison to Prior Year to Date

The Mortgage Originations segment net income decreased $4 million to $56 million during the six months ended June 30, 2017, compared to $60 million in the six months ended June 30, 2016. The decrease was primarily due to a $39 million decrease in net gain on loan sales driven by a 22 basis point decrease in margin, resulting from a more competitive market and the impact of extending turn times on LHFS which shifts earnings from gain on sale to net interest income. The decrease was partially offset by a $30 million increase in net return on the MSR resulting from an increase in the interest rate environment in 2017 which resulted in lower prepayments and favorable fair value adjustments. Net interest income increased $19 million resulting from an increase in mortgage activity and the impact of extending turn times on LHFS. Noninterest expense increased $16 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to increases in compensation and benefits and acquisition costs, along with an increase in commissions due to increased loan production.

Mortgage Servicing

Comparison to Prior Year Quarter

The Mortgage Servicing segment reported a net loss of $3 million for the three months ended June 30, 2017, compared to a net loss of $2 million for the three months ended June 30, 2016. The increase on net losses is primarily due to an increase in compensation and benefits driven by an increase in headcount.

Comparison to Prior Year to Date

The Mortgage Servicing segment reported a net loss of $8 million for the six months ended June 30, 2017, compared to a net loss of $6 million for the six months ended June 30, 2016. The increase in net losses is primarily due to an increase in compensation and benefits driven by an increase in headcount.

Other

Comparison to Prior Year Quarter

For the three months ended June 30, 2017, the Other segment net income was $4 million, compared to net income of $2 million for the three months ended June 30, 2016. The $2 million improvement was primarily due to an increase in net interest income resulting from higher average investment balances, due to pulling ahead planned purchases of investments to take advantage of a higher return market.

Comparison to Prior Year to Date

For the six months ended June 30, 2017, the Other segment net income was $4 million, compared to net income of $5 million for the six months ended June 30, 2016. The $1 million decrease was primarily due to a reduction in net interest income, as a result of higher interest expense due to our issuance of our 2021 Senior Notes, which occurred in the third quarter of 2016.

Condensed Consolidated Balance Sheet Review

	June 30, 2017	December 31, 2016	Change
	(Dollars in millions)
Assets
Total cash and cash equivalents	$183	$158	$25
Investment Securities	2,628	2,573	55
Loans held-for-sale	4,506	3,177	1,329
Loans held-for-investment	6,776	6,065	711
Loans with government guarantees	278	365	(87)
Less: allowance for loan losses	(140)	(142)	2
Total loans held-for-investment and loans with government guarantees, net	6,914	6,288	626
Mortgage servicing rights	184	335	(151)
Other assets	1,550	1,522	28
Total assets	$15,965	$14,053	$1,912
Liabilities and Stockholders’ Equity
Total deposits	$8,695	$8,800	$(105)
Federal Home Loan Bank advances	4,870	2,980	1,890
Other long-term debt	493	493	—
Other Liabilities	499	444	55
Total liabilities	14,557	12,717	1,840
Total stockholders’ equity	1,408	1,336	72
Total liabilities and stockholders’ equity	$15,965	$14,053	$1,912

At June 30, 2017 our assets totaled $16.0 billion, up $1.9 billion from December 31, 2016. Asset growth was attributable to an increase in our LHFS as a result of higher mortgage volumes as well as growth in our commercial and consumer LHFI portfolios. Total liabilities increased to $14.6 billion at June 30, 2017 due to an increase in FHLB advances to primarily support the growth of our LHFS.

Loans held-for-sale

The majority of our mortgage loans originated as LHFS are sold into the secondary market by securitizing the loans into agency mortgage backed securities or on a whole loan basis. Sales of loans totaled $9.0 billion, or 97.7 percent of originations during the three months ended June 30, 2017, compared to $7.9 billion, or 95.3 percent of originations during the three months ended June 30, 2016. The increase in sales volume and percentage of originations during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to recent acquisitions. During the three months ended June 30, 2017, turn times on sales of LHFS were an average of 44 days compared to an average of 30 days during the three months ended June 30, 2016 which benefits net interest income.

As of June 30, 2017, we had outstanding commitments to sell $6.7 billion of mortgage loans. Generally, these commitments are funded within 120 days. At June 30, 2017 and December 31, 2016, consumer LHFS totaled $4.5 billion and $3.2 billion, respectively, which are primarily residential mortgage loans. The $1.3 billion increase is the result of higher mortgage activity and the accumulation of loans in support of a residential mortgage backed securitization that closed in the third quarter 2017.

On July 31, 2017, the Company closed on a securitization of $444 million of residential mortgage-backed certificates (RMBS) issued by Flagstar Mortgage Trust 2017-1 (FSMT 2017-1). The pool comprises loans Flagstar originated through its retail, broker and correspondent channels. The collateral pool consists of high-quality 30- and 15-year, fully amortizing high balance conforming and jumbo fixed-rate Safe Harbor Qualified Mortgage loans to borrowers with strong credit profiles and low leverage.

For further information, see Note 3 - Loans Held-for-Sale.

Loans held-for-investment

Loans held-for-investment are summarized as follows:

	June 30, 2017	December 31, 2016	Change
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,538	$2,327	$211
Home equity	459	443	16
Other	27	28	(1)
Total consumer loans	3,024	2,798	226
Commercial loans
Commercial real estate (1)	1,557	1,261	296
Commercial and industrial	1,040	769	271
Warehouse lending	1,155	1,237	(82)
Total commercial loans	3,752	3,267	485
Total loans held-for-investment	$6,776	$6,065	$711

(1)	Includes $253 million and $245 million of owner occupied commercial real estate loans at June 30, 2017 and December 31, 2016, respectively.

Loans held-for-investment increased $711 million, at June 30, 2017 from December 31, 2016. This increase was due to growth in both our consumer loan portfolio and commercial loan portfolio.

We have continued strong commercial loan growth as a result of our strategic initiative to grow the Community Bank and improve margins by adding higher yielding loans. The commercial loan portfolio has increased $485 million, or 15 percent, since December 31, 2016. During the six months ended June 30, 2017, our CRE LHFI portfolio grew $296 million and C&I $271 million.

For further information, see Note 4 - Loans Held-for-Investment.

Loans with government guarantees

Our loans with government guarantees portfolio totaled $278 million at June 30, 2017, as compared to $365 million at December 31, 2016. The decrease is primarily due to loans transferred to HFS and resold to Ginnie Mae out-pacing new repurchases.

For further information, see Note 5 - Loans with Government Guarantees.

Allowance for loan losses

The ALLL decreased $2 million to $140 million at June 30, 2017, compared to $142 million at December 31, 2016. The decrease from December 31, 2016 was driven by continued low charge-off levels along with the strong credit quality of the loans within our LHFI portfolios.

For further information, see MD&A Risk Management - Allowance for Loan Losses.

Mortgage servicing rights

At June 30, 2017, MSRs decreased $151 million to $184 million, compared to $335 million at December 31, 2016, primarily due to MSR bulk sales of $22.9 billion in underlying loans, partially offset by additions from loan sales where we retained servicing. In the first half of 2017, we sold MSRs with a fair value of $256 million, successfully executing our MSR reduction strategy to release capital and support balance sheet growth.

The principal balance of the loans underlying our total MSRs was $16.1 billion at June 30, 2017, compared to $31.2 billion at December 31, 2016 with the decrease primarily attributable to MSR bulk sales in the first six months of 2017, partially offset by loan sales where we retained servicing.

For further information, see MD&A Risk Management - Capital and Note 7 - Mortgage Servicing Rights.

Deposits

The composition of our deposits was as follows:

	June 30, 2017		December 31, 2016
	Balance	% of Deposits	Balance	% of Deposits	Change
	(Dollars in millions)
Retail deposits
Branch retail deposits
Demand deposit accounts	$899	10.3%	$852	9.7%	$47
Savings accounts	3,836	44.1%	3,824	43.5%	12
Money market demand accounts	131	1.5%	138	1.6%	(7)
Certificates of deposit/CDARS (1)	1,102	12.7%	1,055	12.0%	47
Total branch retail deposits	5,968	68.6%	5,869	66.7%	99
Commercial retail deposits
Demand deposit accounts	331	3.8%	282	3.2%	49
Savings accounts	80	0.9%	63	0.7%	17
Money market demand accounts	117	1.3%	109	1.2%	8
Certificates of deposit/CDARS (1)	51	0.6%	1	—%	50
Total commercial retail deposits	579	6.7%	455	5.2%	124
Total retail deposits	$6,547	75.3%	$6,324	71.9%	$223
Government deposits
Demand deposit accounts	$204	2.3%	$250	2.8%	$(46)
Savings accounts	361	4.2%	451	5.1%	(90)
Certificates of deposit/CDARS (1)	286	3.3%	329	3.7%	(43)
Total government deposits (2)	851	9.8%	1,030	11.7%	(179)
Company controlled deposits (3)	1,297	14.9%	1,446	16.4%	(149)
Total deposits (4)	$8,695	100.0%	$8,800	100.0%	$(105)

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.1 billion and $1.0 billion at June 30, 2017 and December 31, 2016.

(2)	Government deposits include funds from municipalities and schools.

(3)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $4.0 billion at both June 30, 2017 and December 31, 2016.

Total deposits decreased $105 million, or 1.2 percent at June 30, 2017, compared to December 31, 2016, primarily due to a decline of $179 million in government deposits and $149 million in company controlled deposits. This decline was partially offset by a $223 million, or 3.5 percent increase in retail deposits led by increases in demand deposits and certificates of deposit. The increase in retail deposits demonstrates our strategic initiatives to drive deposit growth by bringing in deposits from commercial customers.

Federal Home Loan Bank advances

Federal Home Loan Bank advances. FHLB advances increased $1.9 billion to $4.9 billion at June 30, 2017 from $3.0 billion at December 31, 2016, due to short term advances funding loan growth, primarily in the LHFS portfolio.

For further information, see MD&A Risk Management - Liquidity Risk and Note 9 - Borrowings.

RISK MANAGEMENT

Like all financial services companies, we engage in business activities and assume the related risks. The risks we are subject to in the normal course of business include, but are not limited to, credit, regulatory compliance, legal, reputation, liquidity, market, operational, and strategic. We have made significant investments in our risk management activities which are focused on ensuring we properly identify, measure and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. We hold capital to protect from the risk of unexpected loss.

A comprehensive discussion of risks affecting us can be found in the Risk Factors section included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. Some of the more significant processes used to manage and control credit, liquidity, market, and operational risks are described in the following paragraphs.

Credit Risk

Credit risk is the risk of loss to us arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, we provide loans, extend credit, purchase securities, and enter into financial derivative contracts, all of which have related credit risk. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending.

Flagstar maintains a strict credit limit, in compliance with regulatory requirements, in order to maintain a diversified loan portfolio and manage its credit exposure to any one borrower or obligor. Under the Home Owners Loan Act ("HOLA"), savings associations are generally subject to national bank limits on loans to one borrower. Generally, per HOLA, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 and Tier 2 capital plus any portion of the allowance for loan losses not included in the Tier 2 capital, which was $260 million as of June 30, 2017. Flagstar maintains a maximum internal Bank limit of $100 million (commitment level) to any one borrower/obligor relationship, which is more conservative than the limit required by HOLA. All credit exposures that exceed $50 million must be approved by the Board of Directors.

We manage our credit risk by establishing sound credit policies for underwriting and adhering to well controlled processes. We utilize various credit risk management and monitoring activities to mitigate risks associated with loans that we hold, acquire, and originate.

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

The following table presents our total residential first mortgage LHFI by major category:

	June 30, 2017	December 31, 2016
	(Dollars in millions)
Current estimated LTV ratios
Less than 80% and refreshed FICO scores (1):
Equal to or greater than 660	$2,279	$2,077
Less than 660	87	95
80% and greater and refreshed FICO scores (1):
Equal to or greater than 660	102	78
Less than 660	8	9
U.S. government guaranteed	62	68
Total	$2,538	$2,327
Geographic region
California	$992	$858
Michigan	250	236
Florida	197	193
Texas	162	138
Washington	148	136
Illinois	93	84
New York	71	68
Arizona	70	65
Colorado	63	60
Maryland	63	59
Others	429	430
Total	$2,538	$2,327
(1)Current FICO scores, which are updated one month prior to each quarter end, have been updated as of May 30, 2017, where available, or as of the most recent credit score.

Home equity. Our home equity portfolio includes second mortgages, HELOANs and HELOCs. These loans require full documentation and are underwritten and priced to ensure high credit quality and loan profitability. Our debt-to-income ratio on second mortgages is capped at 43 percent and for HELOCs is capped at 45 percent. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 660. Current second mortgage loans/HELOANS are fixed rate loans and are available with terms up to 15 years. HELOC loans are adjustable-rate loans that contain a 10-year interest-only draw period followed by a 20-year amortizing period.

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

The following table presents our total C&I LHFI by borrower's geographic concentration and industry type at June 30, 2017:

	State
	Michigan	Florida	Texas	California	Ohio	Tennessee	Other	Total	% by industry
	(Dollars in millions)
Industry Type
Services (1)	$99	$1	$62	$39	$—	$39	$110	$350	33.7%
Financial and insurance	72	56	—	—	52	6	105	291	28.0%
Manufacturing	99	—	5	24	—	—	68	196	18.8%
Distribution	55	—	—	2	—	—	—	57	5.5%
Servicing advances	—	25	—	—	—	—	26	51	4.9%
Rental & leasing	48	—	—	—	—	—	—	48	4.6%
Government & education	11	—	—	—	—	—	36	47	4.5%
Total	$384	$82	$67	$65	$52	$45	$345	$1,040	100.0%
Percent by state	36.9%	7.9%	6.4%	6.3%	5.0%	4.3%	33.2%	100.0%

(1)	Includes unsecured home builder loans of $80 million at June 30, 2017.

Commercial real estate loans. Our commercial real estate LHFI portfolio is comprised of loans that are collateralized by diversified real estate properties intended to be income-producing in the normal course of business. Our commercial real estate lending relationships are primarily based in the Midwest. Generally, the maximum LTV is 80 percent, or 85 percent for owner-occupied real estate, and debt service coverage of 1.20 to 1.35 times. This portfolio also includes owner occupied real estate loans, in addition to secured home builder loans. In 2016, we launched a national home builder finance program to grow our balance sheet, increase commercial deposits and develop incremental revenue through our retail purchase mortgage channel.

The following table presents our total CRE LHFI by borrower's geographic concentration and collateral type at June 30, 2017:

	State
	Michigan	Florida	Colorado	California	Other	Total (1)
	(Dollars in millions)
Collateral Type
Single family residence, which includes land (2)	$53	$41	$61	$6	$127	$288
Retail (3)	185	33	—	9	12	239
Apartments	123	16	4	—	66	209
Office	149	—	—	19	—	168
Industrial	131	—	—	35	5	171
Hotel/motel	74	—	—	—	35	109
Land - Residential Development	12	18	25	6	28	89
Parking garage/Lot	67	—	—	—	—	67
Senior Living facility	44	—	—	9	—	53
Non Profit	38	—	—	—	8	46
Regional Mall (4)	25	—	—	—	—	25
Condominiums	9	—	—	—	16	25
Marina	23	—	—	—	—	23
Special Purposes and all other (5)	32	—	—	4	9	45
Total	$965	$108	$90	$88	$306	$1,557
Percent	62.0%	6.9%	5.8%	5.7%	19.7%	100.0%

(1)	Includes $253 million of commercial owner occupied real estate loans at June 30, 2017.

(2)	Includes $311 million of secured home builder loans at June 30, 2017.

(3)	Includes multipurpose retail space, neighborhood centers, strip malls and single-use retail space.

(4)	Consists of one mall which includes an anchor store.

(5)	Special purposes and all other primarily includes: movie theaters, land (vacant), and mini storage facilities, etc.

Warehouse lending. We also offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or draw-down on the line is fully collateralized by conforming mortgage loans and is paid off when the lender sells the loan to an outside investor or, in some instances, to the Bank. Underlying mortgage loans are predominantly originated using the agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. Despite the contraction in warehouse lending which occurred in the first quarter 2017, we are continuing to focus on increasing market share in the warehouse lending market through our strategic initiative to increase lending to customers who originate loans they then sell to outside third party investors. We have a national platform with relationship managers covering both coasts and a large Michigan-based sales team. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at June 30, 2017 was $2.6 billion, of which $1.2 billion was outstanding, compared to $2.9 billion at December 31, 2016, of which $1.2 billion was outstanding.

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

The following table sets forth certain information about our nonperforming assets as of the end of each of the last five quarters:

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(Dollars in millions)
Nonperforming LHFI	$18	$17	$22	$23	$23
Nonperforming TDRs	5	5	8	8	6
Nonperforming TDRs at inception but performing for less than six months	7	6	10	9	15
Total nonperforming LHFI (1)	30	28	40	40	44
Real estate and other nonperforming assets, net	9	13	14	15	19
Nonperforming assets held-for-investment, net	$39	$41	$54	$55	$63

Nonperforming assets to total assets	0.24%	0.27%	0.39%	0.39%	0.46%
Nonperforming LHFI to LHFI	0.44%	0.47%	0.67%	0.63%	0.76%
ALLL to LHFI (2)	2.07%	2.37%	2.37%	2.30%	2.62%
ALLL to LHFI and loans with government guarantees (2)	1.99%	2.25%	2.23%	2.16%	2.43%
Net charge-offs to LHFI ratio (annualized) (2)	0.04%	0.27%	0.13%	0.51%	0.62%
Nonperforming assets to LHFI and repossessed assets	0.57%	0.69%	0.90%	0.87%	1.09%
Nonperforming assets to Tier 1 capital (to adjusted total assets) + ALLL (3)	2.51%	2.90%	3.93%	4.03%	3.79%

(1)
Does not include nonperforming LHFS of $7 million, $21 million, $6 million, $5 million and $5 million at June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016, respectively.

(2)	Excludes loans carried under the fair value option.

(3)	Refer to MD&A - Use of Non-GAAP Financial Measures for calculation of ratio.

Past due loans held-for-investment

For all loan categories within the consumer and commercial loan portfolio, loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due (or nonperforming), or earlier when we become aware of information indicating that collection of principal and interest is in doubt. While it is the goal of management to collect on loans, we attempt to work out a satisfactory repayment schedule or modification with past due borrowers and will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our practices regarding past due loans are designed to both assist borrowers in meeting their contractual obligations and minimize losses incurred by the bank. When a loan is placed on nonaccrual status, the accrued interest income is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

The following table sets forth information regarding past due LHFI at the dates listed:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due
	(Dollars in millions)
June 30, 2017
Consumer Loans
Residential First Mortgage	$1	$3	$25	$29
Home equity	1	—	5	6
Total Consumer Loans	2	3	30	35
Commercial loans
Commercial real estate	1	—	—	1
Total commercial loans	1	—	—	1
Total Loans	$3	$3	$30	$36

December 31, 2016
Consumer Loans
Residential First Mortgage	$6	$—	$29	$35
Home equity	1	2	11	14
Other	1	—	—	1
Total Consumer Loans	8	2	40	50
Total Loans	$8	$2	$40	$50

(1)	Includes performing nonaccrual loans that are less than 90 days delinquent and for which interest cannot be accrued.

At June 30, 2017, we had $36 million of past due (payment of principal or interest is 30 days past the scheduled payment date) LHFI. Of those past due loans, $30 million loans were nonperforming. At December 31, 2016, we had $50 million of past due LHFI. Of those past due loans, $40 million loans were nonperforming. The decrease from December 31, 2016 to June 30, 2017 was primarily due to improved asset quality and the sale of nonperforming loans.

Early stage delinquencies remained low with the 30 to 59 days past due loans decreasing to $3 million at June 30, 2017, compared to $8 million at December 31, 2016, primarily driven by improved asset quality.

The ratio of nonperforming loans to LHFI decreased to 0.44 percent at June 30, 2017 from 0.67 percent at December 31, 2016.

Consumer loans. As of June 30, 2017, nonperforming consumer loans decreased $10 million from December 31, 2016, primarily due to the sale of nonperforming loans and the continued improvement of our overall credit quality. Net charge-offs in consumer loans totaled less than $1 million and $9 million for the three months ended June 30, 2017 and June 30, 2016, respectively. Net charge-offs totaled $4 million and $21 million for the six months ended June 30, 2017 and June 30, 2016, respectively. Included in those amounts were charge-offs of $1 million and $8 million related to the sale or transfer of loans during the six months ended June 30, 2017 and June 30, 2016, respectively.

Commercial loans. As of June 30, 2017 and December 31, 2016, there were no nonperforming commercial loans. There were no net charge-offs of commercial loans for the six months ended June 30, 2017 and June 30, 2016.

Troubled debt restructurings (held-for-investment)

Troubled debt restructurings ("TDRs") are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted as a result. The decrease of $27 million in our total TDR loans at June 30, 2017 compared to December 31, 2016 was primarily due to the sale of nonperforming loans during the six months ended June 30, 2017. Nonperforming TDRs were 55.5 percent and 44.2 percent of total nonperforming loans at June 30, 2017 and December 31, 2016, respectively.

Nonperforming TDRs are included in nonaccrual loans. TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms. Performing TDRs are excluded from nonaccrual loans because it is reasonably assured that all contractual principal and interest due under the restructured terms will be collected. Within consumer nonperforming loans, residential first mortgage TDRs were 67.7 percent of residential first mortgage nonperforming loans at June 30, 2017, compared to 37.4 percent at December 31, 2016.

The following table sets forth a summary of TDRs by performing status and activity during each of the years presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Performing
Beginning balance	$48	$74	$67	$101
Additions	1	2	2	7
Transfer to nonperforming TDR	(1)	(4)	(2)	(6)
Transfer from nonperforming TDR	—	4	—	5
Principal repayments	(1)	(1)	(1)	(2)
Reductions (1)	(1)	(2)	(20)	(32)
Ending balance (2)(3)	$46	$73	$46	$73
Nonperforming
Beginning balance	$11	$27	$18	$35
Additions	1	1	2	5
Transfer from performing TDR	1	4	2	6
Transfer to performing TDR	—	(4)	—	(5)
Principal repayments	—	(1)	(1)	—
Reductions (1)	(1)	(6)	(9)	(20)
Ending balance (2)(3)	$12	$21	$12	$21

(1)	Includes loans paid in full or otherwise settled, sold or charged-off.

(2)	Consumer loans include residential first mortgage, home equity and other consumer loans. The ALLL on consumer TDR loans totaled $11 million and $12 million at June 30, 2017 and 2016.

(3)	There were no commercial TDRs at June 30, 2017 and 2016.

Allowance for Loan Losses

The ALLL represents management's estimate of probable losses that are inherent in our LHFI portfolio but which have not yet been realized. The consumer loan portfolio includes residential first mortgages, home equity, and other consumer loans. The commercial loan portfolio includes CRE, C&I and warehouse lending. For further information, see Note 4 - Loans Held-for-Investment.

The ALLL as a percentage of LHFI decreased to 2.1 percent as of June 30, 2017 from 2.4 percent as of December 31, 2016. At June 30, 2017, we had a 2.5 percent allowance coverage of our consumer loan portfolio. The commercial loan ALLL coverage ratio was 1.7 percent at June 30, 2017, reflecting the continued growth in the portfolio along with the continued strong quality.

The following tables set forth certain information regarding the allocation of our ALLL to each loan category:

	June 30, 2017
	Loans Held-for-Investment	Percent of Portfolio	Allowance Amount	Allowance as a Percent of Loan Portfolio
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,530	37.4%	$56	2.2%
Home equity	454	6.7%	19	4.2%
Other	27	0.4%	1	3.7%
Total consumer loans	3,011	44.5%	76	2.5%
Commercial loans
Commercial real estate	1,557	23.0%	37	2.4%
Commercial and industrial	1,040	15.4%	21	2.0%
Warehouse lending	1,155	17.1%	6	0.5%
Total commercial loans	3,752	55.5%	64	1.7%
Total consumer and commercial loans (1)	$6,763	100.0%	$140	2.1%

(1)	Excludes loans carried under the fair value option.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Beginning balance	$141	$162	$142	$187
Provision (benefit) for loan losses	(1)	(3)	2	(16)
Charge-offs
Consumer loans
Residential first mortgage	(1)	(8)	(5)	(19)
Home equity	(1)	(1)	(1)	(3)
Other consumer	—	(1)	(1)	(2)
Total charge offs	(2)	(10)	(7)	(24)
Recoveries
Consumer loans
Residential first mortgage	1	1	1	1
Home equity	1	—	1	1
Other consumer	—	—	1	1
Total recoveries	2	1	3	3
Charge-offs, net of recoveries	—	(9)	(4)	(21)
Ending balance	$140	$150	$140	$150
Net charge-off to LHFI ratio (1)	0.04%	0.62%	0.15%	0.74%
Net charge-off ratio, adjusted (1)(2)	0.02%	0.18%	0.02%	0.44%

(1)	Excludes loans carried under the fair value option.

(2)
Excludes charge-offs of zero and $2 million related to the transfer and subsequent sale of loans during the three months ended June 30, 2017 and June 30, 2016, respectively, and $1 million and $8 million related to the sale or transfer of loans during the six months ended June 30, 2017 and June 30, 2016, respectively. Also excludes charge-offs related to loans with government guarantees of zero and $4 million during the three months ended June 30, 2017 and June 30, 2016, respectively, and $2 million and $7 million during the six months ended June 30, 2017 and June 30, 2016, respectively.

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

The following table is a summary of the changes in our net interest income that are projected to result from hypothetical changes in market interest rates. The interest rate scenarios presented in the table include interest rates as of June 30, 2017 and December 31, 2016 and rates in those periods adjusted by instantaneous parallel rate changes plus or minus 200 basis points. The minus 200 basis point shock scenario is a flattener scenario as rates are floored at zero given the current interest rate levels.

June 30, 2017
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$417	$24	6.1%
Constant	393	—	—%
(200)	337	(56)	(14.4)%
December 31, 2016
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$321	$19	6.3%
Constant	301	—	—%
(200)	245	(57)	(18.9)%

At June 30, 2017, the $92 million increase in the net interest income in the constant scenario as compared to December 31, 2016 was primarily driven by the increased size of the balance sheet.

We have also projected the potential impact to net interest income in a hypothetical interest rate scenario "bear flattener" as of June 30, 2017. When increasing short-term interest rates instantaneously by 100 basis points and holding the longer term interest rates unchanged, the decrease to net interest income over a 12-month and 24-month period based on our balance sheet as of June 30, 2017 is a loss of $37 million and $48 million, respectively.

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

The following table is a summary of the changes in our EVE that are projected to result from hypothetical changes in market interest rates. EVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at June 30, 2017 and December 31, 2016, and are adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

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

If EVE increases in any interest rate scenario, that would indicate an increasing direction for the margin in that hypothetical rate scenario. A perfectly matched balance sheet would possess no change in the EVE, no matter what the rate scenario. The following table presents the EVE in the stated interest rate scenarios:

June 30, 2017					December 31, 2016
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change
	(Dollars in millions)					(Dollars in millions)
300	$2,391	14.8%	$(129)	(5.1)%	300	$1,927	13.9%	$(173)	(8.2)%
200	2,456	15.2%	(63)	(2.5)%	200	2,005	14.4%	(95)	(4.5)%
100	2,511	15.6%	(9)	(0.4)%	100	2,073	14.9%	(28)	(1.3)%
Current	2,519	15.6%	—	—%	Current	2,100	15.1%	—	—%
(100)	2,472	15.3%	(47)	(1.9)%	(100)	2,067	14.9%	(33)	(1.6)%

Our balance sheet exhibits sensitivity in a rising interest rate scenario as the EVE decreases. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice exceeding the amount of assets repriced in the up 200 scenario. The December 31, 2016 (100) is a flattener scenario as shorter term rates are unable to decrease 100 basis points due to the absolute level of rates. Therefore, the yields of the longer term variable rate assets decrease by the full 100 basis points, but the liabilities repricing to shorter term rates decrease to less than 100 basis points, leading to a reduction in EVE.

Mortgage Market Risk

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

We are a leading national originator of mortgage loans based on our residential first mortgage loan originations. The following table discloses residential first mortgage loan originations by channel, type and mix for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Correspondent	$6,993	$6,200	$11,448	$10,961
Broker	1,438	1,625	2,479	2,895
Retail	753	496	1,160	808
Total	$9,184	$8,321	$15,087	$14,664
Purchase originations	$5,458	$3,837	$8,515	$6,525
Refinance originations	3,726	4,484	6,572	8,139
Total	$9,184	$8,321	$15,087	$14,664
Conventional	$4,601	$4,763	$7,560	$8,562
Government	2,431	2,060	4,121	3,585
Jumbo	2,152	1,498	3,406	2,517
Total	$9,184	$8,321	$15,087	$14,664

Correspondent. In the correspondent channels, an unaffiliated bank or mortgage company completes the loan paperwork and also funds the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at an agreed upon price. We perform a full review of each loan, whether purchased in bulk or not, purchasing only those loans that were originated in accordance with our underwriting guidelines. Correspondents apply to the Bank and may be approved for delegated underwriting authority. Delegated correspondents assume the risks associated with the underwriting of the loan and earn more on loans sold compared to non-delegated correspondents. Non-delegated correspondents earn commissions and administrative fees for closing and funding loans which are then underwritten by the Bank. We have active correspondent relationships with 1,014 companies located in all 50 states, ranking us as the sixth largest correspondent lender.

Broker. In a broker transaction, an unaffiliated mortgage broker completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten by us on a loan-level basis to our underwriting standards and we fund and close the loan in the Bank's name, thereby becoming the lender of record. We rank eighth largest in total broker originations with 689 active mortgage broker relationships located in all 50 states.

Retail. In our retail channel, loans are originated through our nationwide network of stand-alone home loan centers. At
June 30, 2017, we maintained 85 retail locations in 26 states with the Opes acquisition adding 39 locations in 3 states at the time of acquisition. In a direct-to-consumer lending transaction, loans are originated through our Community Bank segment banking centers, our Opes division and from a national direct-to-consumer call center, all of which may leverage our existing customer relationships. When loans are originated on a retail basis, most aspects of the lending process are completed internally, including the origination documentation (inclusive of customer disclosures), as well as the funding of the transactions. Our centralized loan processing provides efficiencies and allows lending sales staff to focus on business development.

The majority of our total loan originations during the six months ended June 30, 2017 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale to the Agencies. In addition, we originate or purchase residential first mortgage loans, other consumer loans, and commercial loans for our LHFI portfolios. Our revenues include noninterest income from sales of residential first mortgages to the Agencies, net interest income, and revenue from servicing of loans for others.

Our Mortgage Origination segment provides us with a large number of customer relationships through our servicing of loans sold to the Agencies and those loans we retain. These relationships, along with our banking customer relationships, provide us an opportunity to cross-sell a full line of consumer financial products which include mortgage refinancing, home equity, and other consumer loans.

We primarily utilize borrowings from the FHLB to fund our mortgage LHFS and our warehouse lending portfolio. The FHLB provides funding on a fully collateralized basis to us. Our borrowing capacity with the FHLB is a function of the amount of eligible collateral pledged, which includes residential first mortgage loans, home equity lines of credit, and commercial real estate loans.

Mortgage Servicing

We are a top 10 national mortgage subservicer. The Mortgage Servicing segment services and subservices mortgage loans for others on a fee for service basis and may also collect ancillary fees and earn income through the use of noninterest-bearing escrows. Revenue for those serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the status of the underlying loans. The Mortgage Servicing segment provides servicing of residential mortgages for our own LHFI portfolio in the Community Banking segment for which it earns revenue via an intercompany service fee allocation.

For further information, see Note 7 - Mortgage Servicing Rights.

The following table presents the unpaid principal balance (net of write downs) of residential loans serviced and subserviced and the number of accounts associated with those loans.

	June 30, 2017		December 31, 2016
	Amount	Number of accounts	Amount	Number of accounts
	(Dollars in millions)
Residential loan servicing
Serviced for own loan portfolio (1)	$7,156	30,875	$5,816	29,244
Serviced for others	16,144	66,106	31,207	133,270
Subserviced for others (2)	63,991	304,830	43,127	220,075
Total residential loans serviced	$87,291	401,811	$80,150	382,589

(1)	Includes LHFI (residential first mortgage and home equity), LHFS (residential first mortgage), loans with government guarantees (residential first mortgage), and repossessed assets.

(2)	Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs. Includes repossessed assets.

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

We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, private party whole loan sales, or by pledging them to the FHLB of Indianapolis and borrowing against them. We use the FHLB of Indianapolis as a significant source for funding our residential mortgage banking business due to the flexibility in terms of being able to borrow or repay borrowings as daily cash needs require.

We have arrangements with the FRB of Chicago to borrow as appropriate from its discount window. The discount window is also a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge investment securities and loans that are eligible based on FRB of Chicago guidelines. At June 30, 2017 and December 31, 2016, we had no borrowings outstanding against this line of credit.

The amount we can borrow, or the value we receive for the assets pledged to our liquidity providers, varies based on the amount and type of pledged collateral as well as the perceived market value of the assets and the "haircut" of the market value of the assets. That value is sensitive to the pricing and policies of our liquidity providers and can change with little or no notice.

Our Consolidated Statements of Cash Flows shows cash used in operating activities of $12.0 billion and $5.2 billion for the six months ended June 30, 2017 and 2016, respectively. This primarily reflects our mortgage operations and is a reflection of the manner in which we execute certain loan sales for which the cash outflow is considered an operating activity and the corresponding cash inflow is considered an investing activity. For the period ending June 30, 2017, operating cash flows declined primarily due to our election to extend the amount of time we hold mortgage-backed securities related to our LHFS portfolio.

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

Parent Company Liquidity

The Company obtains its liquidity from multiple sources, including dividends from the Bank and the issuance of debt and equity securities. The primary uses of the Company's liquidity are debt service and operating expenses. At June 30, 2017 the Company held $128 million of cash at the Bank, or 3.3 years of expense and debt service coverage.

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

For further information and restrictions related to the Bank's payment of dividends, see MD&A - Capital and Regulatory Risk.

Bank Liquidity

	June 30, 2017	December 31, 2016	Change
	(Dollars in millions)
Demand deposit accounts	$1,230	$1,134	$96
Savings accounts	3,916	3,887	29
Money market demand accounts	248	247	1
Certificates of deposit/CDARS	1,153	1,056	97
Total retail deposits	6,547	6,324	223
Government deposits	851	1,030	(179)
Company controlled deposits	1,297	1,446	(149)
Total deposits	$8,695	$8,800	$(105)
Federal Home Loan Bank advances	$4,870	$2,980	$1,890
Other long-term debt	493	493	—
Total borrowed funds	$5,363	$3,473	$1,890

Deposits

We continue to focus on increasing our core deposits which includes demand deposits, savings, and money market accounts that provides a lower cost funding source to the Bank. During the six months ended June 30, 2017, our core deposits increased $126 million primarily driven by direct mailing advertising and an increase in commercial demand deposits.

We utilize local governmental agencies, and other public units, as an additional source for deposit funding. As a
Michigan bank, we are not required to hold collateral against our government deposits from Michigan municipalities as they are covered by the Michigan Business and Growth Fund. This results in higher margins earned on these deposits which can be used to fund higher yielding commercial loans. Government deposit accounts include $286 million of certificates of deposit with maturities typically less than one year and $565 million in checking and savings accounts at June 30, 2017.

Company controlled deposits arise due to our servicing or sub-servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. Certain deposits require us to reimburse the owner for the spread on these funds. This cost is a component of net loan administration income. During the six months ended June 30, 2017, these deposits decreased $149 million, primarily due to a decrease in taxes and insurance balances.

We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50 million. At June 30, 2017, we had $208 million of total CDs enrolled in the CDARS program. The total CDARS balances decreased $23 million at June 30, 2017 from December 31, 2016.

FHLB Advances

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

The FHLB provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the FHLB using approved loan types as collateral. At June 30, 2017, we had the authority and approval from the FHLB to utilize a line of credit of up to $7.0 billion and we may access that line to the extent that collateral is provided. At June 30, 2017, we had $4.9 billion of advances outstanding and an additional $798 million of collateralized borrowing capacity available at the FHLB. At June 30, 2017, we pledged collateral to the Federal Reserve Discount Window amounting to $461 million with a lendable value of $445 million. At December 31, 2016, we pledged collateral to the Federal Reserve Discount Window amounting to $496 million with a lendable value of $474 million. At June 30, 2017 and December 31, 2016, we had no borrowings outstanding against this line of credit.

Debt

As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock (trust preferred securities). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At June 30, 2017, we had no deferred interest payments.

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

For further information, see Note 9 - Borrowings.

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

Loans with government guarantees

Substantially all of our loans with government guarantees continue to be insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs and management believes that the reimbursement process is proceeding appropriately. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes delinquent, which is not paid by the FHA until claimed. Certain loans within our portfolio may be subject to indemnifications and insurance limits which exposes us to limited credit risk. In the three and six months ended June 30, 2017, we experienced net charge-offs of less than $1 million and $2 million, respectively, and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages. These charge-offs arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss of the guarantee.

For further information, see Note 5 - Loans with Government Guarantees.

Representation and warranty reserve

When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac).

The representation and warranty benefit of $3 million and $7 million during the three and six months ended June 30, 2017, respectively, was primarily due to ongoing refinements in our assumptions to reflect repurchase experience related to recent vintages along with reduction in reserve estimates associated with indemnification agreements with the U.S. Department of Housing and Urban Development.

During the six months ended June 30, 2017, we had $9 million in Fannie Mae new repurchase demands and $5 million in Freddie Mac new repurchase demands. These amounts are down as compared to the six months ended June 30, 2016 when we had $11 million in Fannie Mae new repurchase demands and $9 million in Freddie Mac new repurchase demands. The total UPB of 2009 and later vintage loans, which are subject to the representation and warranty reserve, sold to Fannie Mae and Freddie Mac was $191 million and $172 million at June 30, 2017 and June 30, 2016, respectively.

For further information on Representation and Warranty Reserve, see Note 10 - Representation and Warranty Reserve.

Regulatory Risks

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

Supervisory Agreement

On January 28, 2010, we became subject to the Supervisory Agreement, which will remain in effect until terminated, modified, or suspended in writing by the Federal Reserve. The failure to comply with the Supervisory Agreement could result in the initiation of further enforcement action by the Federal Reserve, including the imposition of further operating restrictions, and could result in additional enforcement actions against us. We have taken actions which we believe are appropriate to comply with, and intend to maintain compliance with, all of the requirements of the Supervisory Agreement. For further information and a complete description of all of the terms of the Supervisory Agreement, please refer to the copy of the Supervisory Agreement filed with the SEC as an exhibit to our 2016 Form 10-K filed on March 13, 2017.

Department of Justice Settlement Agreement

On February 24, 2012, the Bank entered into a Settlement Agreement with the DOJ under which we made an initial payment of $15 million and agreed to make future payments totaling $118 million in annual increments of up to $25 million upon meeting all of the following conditions which are evaluated quarterly and include: (a) the reversal of the DTA valuation allowance, which occurred at the end of 2013; (b) the repayment of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "TARP Preferred"), which occurred in July 2016; and (c) the Bank having a Tier 1 Leverage Capital Ratio of 11 percent or greater as filed in the Call Report with the OCC.

No payment would be required until six months after the Bank files its Call Report first reporting that its Tier 1 Leverage Capital Ratio was 11 percent or greater. If all other conditions were then satisfied, an initial annual payment of $25 million would be due at that time. The next annual payment is only made if all conditions continue to be satisfied otherwise payments are delayed until all such conditions are met. Further, making such a payment must not violate any material banking regulatory requirement, and the OCC must not object in writing.
The combination of (a) future dividends from the Bank to Bancorp and (b) continued growth in earning assets at the Bank are expected to continue to limit the growth rate of the Bank’s Tier 1 Leverage Capital Ratio, which could have an impact on the timing of expected cash flows under the Settlement Agreement.

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

The Settlement Agreement meets the definition of a financial instrument for which we elected the fair value option. The fair value of the liability is subject to significant uncertainty and is impacted by forecasted estimates of equity, earnings, timing and amount of dividends and growth of the balance sheet and their related impacts on forecasted Tier 1 Leverage Capital Ratio. We consider the assumptions a market participant would make to transfer the liability and evaluate multiple possible outcomes and our estimates of the likelihood of these outcomes, which may change over time.

Capital Risk

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

In the second quarter 2017, we paid dividends of $24 million from the Bank to the Bancorp. To support the on-going debt service and other Bancorp expenses, we also intend to reduce our Bancorp double leverage and debt to equity ratios to be more consistent with such ratios at other mid-sized banks, which would likely require further dividend payments from the Bank to the Bancorp for the foreseeable future.

Regulatory Capital Composition - Transition

The maintenance of appropriate levels of capital is monitored by management on a regular basis. We manage our funding and capital positions by making adjustments to our balance sheet size and composition and hold capital to protect liability holders from the risk of loss.

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

Effective January 1, 2015, we became subject to the Basel III rules, which include certain transition provisions. Capital deductions to the Company's MSRs and deferred tax assets are recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2018. When presented on a fully phased-in basis, capital, risk-weighted assets, and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized. At June 30, 2017, the Company and the Bank were subject to the transitional phase-in limitation on deductions related to MSRs and certain deferred tax assets. The annual incremental change in the deductions due to the increase in the transitional phase-in from 60 percent in 2016 to 80 percent in 2017 reduced our regulatory capital ratios. These transitional phase in amounts increase to 100 percent in 2018.

Effective January 1, 2016, we became subject to the capital conservation buffer under the Basel III rules, subjecting a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer above the minimum risk based capital requirements. The capital conservation buffer for 2017 must be greater than 1.25 percent in order to not be subject to limitations. The Company and the Bank had a capital conservation buffer of 7.9 percent and 9.7 percent, respectively, as of June 30, 2017. When fully phased-in on January 1, 2019, the capital conservation buffer must be greater than 2.5 percent.

Dodd-Frank Act Section 171, commonly known as the Collins Amendment, grandfathered the regulatory capital treatment of hybrid securities, such as trust preferred securities issued prior to May 9, 2010, for banks or holding companies with less than $15 billion in total consolidated assets as of December 31, 2009.

At June 30, 2017, we were considered "well-capitalized" for regulatory purposes. The following tables show the regulatory capital ratios as of the dates indicated:

	June 30, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Bancorp
Tier 1 leverage (to adjusted avg. total assets)	$1,408	9.10%	$1,256	8.88%
Total adjusted avg. total asset base (1)	15,468		14,149
Tier 1 capital (to RWA)	$1,408	14.65%	$1,256	15.12%
Common equity Tier 1 (to RWA)	1,196	12.45%	1,084	13.06%
Total capital (to RWA)	1,530	15.92%	1,363	16.41%
Risk-weighted asset base (1)	$9,610		$8,305

	June 30, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Bank
Tier 1 leverage (to adjusted avg. total assets)	$1,590	10.26%	$1,491	10.52%
Total adjusted avg. total asset base (1)	15,504		14,177
Tier 1 capital (to RWA)	$1,590	16.49%	$1,491	17.90%
Common equity Tier 1 (to RWA)	1,590	16.49%	1,491	17.90%
Total capital (to RWA)	1,712	17.75%	1,598	19.18%
Risk-weighted asset base (1)	$9,645		$8,332

(1)	Based on adjusted total assets for purposes of Tier 1 leverage capital and RWA for purposes Tier 1, common equity Tier 1, and total risk-based capital.

Our Bancorp Tier 1 leverage ratio increased at June 30, 2017, compared to December 31, 2016, primarily as a result of MSR sales and earnings, offset by an increase in the deductions related to DTAs and MSRs due to the change in transitional phase-in limitation from 60 percent at December 31, 2016 to 80 percent at June 30, 2017.

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

Certain regulatory capital ratios for the Bank and the Company are shown in the following table:

	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Bank	Bancorp
June 30, 2017
Basel III Ratios (transitional)
Common equity Tier I capital ratio	4.50%	6.50%	16.49%	12.45%
Tier I leverage ratio	4.00%	5.00%	10.26%	9.10%
Basel III Ratios (fully phased-in) (1)
Common equity Tier I capital ratio	4.50%	6.50%	15.71%	11.42%
Tier I leverage ratio	4.00%	5.00%	10.13%	8.83%

(1)	Refer to MD&A - Use of Non-GAAP Financial Measures.

The impact under the fully phased in Basel III rules to our Tier 1 leverage ratio is mostly driven by the treatment that MSRs receive under Basel III. Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs included in Tier 1 capital. At June 30, 2017, we had $184 million of MSRs, representing 13.1 percent of

Tier 1 capital. Our ratio of MSRs to Tier 1 capital was 26.7 percent at December 31, 2016. In the first half of 2017, we have had $256 million in bulk MSR sales. Over the long term, we plan to continue to reduce our MSRs to Tier 1 ratio, taking into consideration market conditions to guide our pace of MSR reduction.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as the estimated fully implemented Basel III capital levels and ratios and tangible book value per share. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of the Company.

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

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(Dollars in millions)
Nonperforming assets / Tier 1 capital + ALLL
Nonperforming assets	$39	$41	$54	$55	$63
Tier 1 capital (to adjusted total assets)	1,408	1,277	1,256	1,225	1,514
Allowance for loan losses	140	141	142	143	150
Tier 1 capital + ALLL	$1,548	$1,418	$1,398	$1,368	$1,664
Nonperforming assets / Tier 1 capital + ALLL	2.5%	2.9%	3.9%	4.0%	3.8%

Tangible book value per share. The Company believes that tangible book value per share provides a meaningful representation of its operating performance on an ongoing basis. Management uses this measure to assess performance of the Company against its peers and evaluate overall performance. The Company believes this non-GAAP financial measure provides useful information for investors, securities analysts and others because it provides a tool to evaluate the Company’s performance on an ongoing basis and compared to its peers.

	June 30, 2017	December 31, 2016	June 30, 2016
	(Dollars in millions, except share data)
Total stock holders' equity	$1,408	$1,336	$1,599
Preferred stock	—	—	267
Goodwill and intangibles	20	—	—
Tangible book value	$1,388	$1,336	$1,332

Number of common shares outstanding	57,161,431	56,824,802	56,575,779
Tangible book value per share	$24.29	$23.50	$23.54

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

	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 leverage (to adjusted avg. total assets)	Tier 1 Capital (to Risk Weighted Assets	Total Risk-Based Capital (to Risk Weighted Assets)
	(Dollars in millions)
June 30, 2017
Flagstar Bancorp
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in)
Basel III (transitional)	$1,196	$1,408	$1,408	$1,530
Increased deductions related to deferred tax assets, MSRs, and other capital components	(75)	(47)	(47)	(44)
Basel III (fully phased-in) capital	$1,121	$1,361	$1,361	$1,486
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in)
Basel III assets (transitional)	$9,610	$15,468	$9,610	$9,610
Net change in assets	206	(46)	206	206
Basel III (fully phased-in) assets	$9,816	$15,422	$9,816	$9,816
Capital ratios
Basel III (transitional)	12.45%	9.10%	14.65%	15.92%
Basel III (fully phased-in)	11.42%	8.83%	13.87%	15.14%

	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 leverage (to adjusted avg. total assets)	Tier 1 Capital (to Risk Weighted Assets	Total Risk-Based Capital (to Risk-Weighted Assets)
	(Dollars in millions)
June 30, 2017
Flagstar Bank
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in)
Basel III (transitional)	$1,590	$1,590	$1,590	$1,712
Increased deductions related to deferred tax assets, MSRs, and other capital components	(22)	(22)	(22)	(19)
Basel III (fully phased-in) capital	$1,568	$1,568	$1,568	$1,693
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in)
Basel III assets (transitional)	$9,645	$15,504	$9,645	$9,645
Net change in assets	331	(23)	331	331
Basel III (fully phased-in) assets	$9,976	$15,481	$9,976	$9,976
Capital ratios
Basel III (transitional)	16.49%	10.26%	16.49%	17.75%
Basel III (fully phased-in)	15.71%	10.13%	15.71%	16.97%

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

Other than as required under United States securities laws, Flagstar Bancorp does not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Unaudited)
Assets
Cash	$80	$84
Interest-earning deposits	103	74
Total cash and cash equivalents	183	158
Investment securities available-for-sale	1,614	1,480
Investment securities held-to-maturity	1,014	1,093
Loans held-for-sale ($4,473 and $3,145 measured at fair value, respectively)	4,506	3,177
Loans held-for-investment ($13 and $72 measured at fair value, respectively)	6,776	6,065
Loans with government guarantees	278	365
Less: allowance for loan losses	(140)	(142)
Total loans held-for-investment and loans with government guarantees, net	6,914	6,288
Mortgage servicing rights	184	335
Net deferred tax asset	266	286
Federal Home Loan Bank stock	260	180
Premises and equipment, net	299	275
Other assets	725	781
Total assets	$15,965	$14,053
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$2,012	$2,077
Interest bearing deposits	6,683	6,723
Total deposits	8,695	8,800
Short-term Federal Home Loan Bank advances	3,670	1,780
Long-term Federal Home Loan Bank advances	1,200	1,200
Other long-term debt	493	493
Representation and warranty reserve	20	27
Other liabilities ($60 and $60 measured at fair value, respectively)	479	417
Total liabilities	14,557	12,717
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 and 70,000,000 shares authorized; 57,161,431 and 56,824,802 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,509	1,503
Accumulated other comprehensive loss	(9)	(7)
Accumulated deficit	(93)	(161)
Total stockholders’ equity	1,408	1,336
Total liabilities and stockholders’ equity	$15,965	$14,053

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Interest Income
Loans	$108	$82	$199	$166
Investment securities	20	17	39	34
Interest-earning deposits and other	1	—	1	—
Total interest income	129	99	239	200
Interest Expense
Deposits	12	11	24	22
Short-term Federal Home Loan Bank advances and other	9	1	12	3
Long-term Federal Home Loan Bank advances	5	8	11	15
Other long-term debt	6	2	12	4
Total interest expense	32	22	59	44
Net interest income	97	77	180	156
Provision (benefit) for loan losses	(1)	(3)	2	(16)
Net interest income after provision (benefit) for loan losses	98	80	178	172
Noninterest Income
Net gain on loan sales	66	90	114	165
Loan fees and charges	20	19	35	34
Deposit fees and charges	5	6	9	12
Loan administration income	6	4	11	10
Net return (loss) on mortgage servicing rights	6	(4)	20	(10)
Representation and warranty benefit	3	4	7	6
Other noninterest income	10	9	20	16
Total noninterest income	116	128	216	233
Noninterest Expense
Compensation and benefits	71	66	143	134
Commissions	16	14	26	24
Occupancy and equipment	25	21	47	43
Loan processing expense	14	15	26	27
Legal and professional expense	8	6	15	15
Other noninterest expense	20	17	37	33
Total noninterest expense	154	139	294	276
Income before income taxes	60	69	100	129
Provision for income taxes	19	22	32	43
Net income	$41	$47	$68	$86
Net income per share
Basic	$0.72	$0.67	$1.18	$1.23
Diluted	$0.71	$0.66	$1.16	$1.21
Weighted average shares outstanding
Basic	57,101,816	56,574,796	57,012,208	56,544,256
Diluted	58,138,938	57,751,230	58,106,070	57,623,081

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Net income	$41	$47	$68	$86
Other comprehensive income (loss), net of tax
Investment securities	2	1	2	16
Derivatives and hedging activities	(5)	(9)	(4)	(37)
Other comprehensive loss, net of tax	(3)	(8)	(2)	(21)
Comprehensive income	$38	$39	$66	$65

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Preferred Stock		Common Stock
	Number of Shares Outstanding	Amount of Preferred Stock	Number of Shares Outstanding	Amount of Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2015	266,657	$267	56,483,258	$1	$1,486	$2	$(227)	$1,529
(Unaudited)
Net income	—	—	—	—	—	—	86	86
Total other comprehensive income (loss)	—	—	—	—	—	(21)	—	(21)
Stock-based compensation	—	—	92,521	—	5	—	—	5
Balance at June 30, 2016	266,657	$267	56,575,779	$1	$1,491	$(19)	$(141)	$1,599
Balance at December 31, 2016	—	$—	56,824,802	$1	$1,503	$(7)	$(161)	$1,336
(Unaudited)
Net income	—	—	—	—	—	—	68	68
Total other comprehensive income (loss)	—	—	—	—	—	(2)	—	(2)
Warrant exercise	—	—	154,313	—	4	—	—	4
Stock-based compensation	—	—	182,316	—	2	—	—	2
Balance at June 30, 2017	—	$—	57,161,431	$1	$1,509	$(9)	$(93)	$1,408

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Condensed Consolidated Statements of Cash Flows (In millions)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Operating Activities
Net cash used in operating activities	$(11,958)	$(5,153)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	$10,853	$5,943
Collection of principal on investment securities AFS	106	68
Purchase of investment securities AFS and other	(300)	(68)
Collection of principal on investment securities HTM	79	72
Purchase of investment securities HTM and other	—	(15)
Proceeds received from the sale of LHFI	78	228
Net Origination, purchase, and principal repayments of LHFI	(800)	(812)
Purchase of bank owned life insurance	(50)	(85)
Net purchase of FHLB stock	(80)	(2)
Acquisition of premises and equipment, net of proceeds	(48)	(25)
Proceeds from the sale of MSRs	217	21
Other, net	1	9
Net cash provided by investing activities	$10,056	$5,334
Financing Activities
Net change in deposit accounts	$(105)	$636
Net change in short term FHLB borrowings and other short term debt	1,890	(1,047)
Proceeds from long term FHLB advances	—	150
Net receipt of payments of loans serviced for others	128	52
Net receipt (disbursement) of escrow payments	14	4
Net cash provided (used) by financing activities	$1,927	$(205)
Net increase in cash and cash equivalents	25	(24)
Beginning cash and cash equivalents	158	208
Ending cash and cash equivalents	$183	$184
Supplemental disclosure of cash flow information
Non-cash reclassification of loans originated LHFI to LHFS	$106	$1,331
Non-cash reclassification of LHFS to AFS securities	$10,789	$5,768
MSRs resulting from sale or securitization of loans	$103	$122
Operating section supplemental disclosures
Cash proceeds from sales of LHFS	$3,174	$9,761
Origination, premium paid and purchase of LHFS, net of principal repayments	$(14,974)	$(14,639)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements of Flagstar Bancorp, Inc. ("Flagstar," or the "Company"), including its wholly owned principal subsidiary, Flagstar Bank, FSB (the "Bank"), have been prepared using U.S. GAAP for interim financial statements. Where we say "we," "us," "our," the "Company," "Bancorp" or "Flagstar," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference to "we," "us," "our," the "Company" or "Flagstar" will include our wholly-owned subsidiary Flagstar Bank, FSB (the "Bank").

These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. These interim financial statements are unaudited and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, which is available on our website, at flagstar.com, and on the SEC website, at sec.gov. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 - Investment Securities

As of June 30, 2017 and December 31, 2016, investment securities were comprised of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
June 30, 2017
Available-for-sale securities
Agency - Commercial	$522	$1	$(5)	$518
Agency - Residential	1,039	2	(12)	1,029
Municipal obligations	37	—	—	37
Corporate debt obligations	30	—	—	30
Total available-for-sale securities (1)	$1,628	$3	$(17)	$1,614
Held-to-maturity securities
Agency - Commercial	$559	$1	$(5)	$555
Agency - Residential	455	1	(3)	453
Total held-to-maturity securities (1)	$1,014	$2	$(8)	$1,008
December 31, 2016
Available-for-sale securities
Agency - Commercial	$551	$2	$(5)	$548
Agency - Residential	913	1	(16)	898
Municipal obligations	34	—	—	34
Total available-for-sale securities (1)	$1,498	$3	$(21)	$1,480
Held-to-maturity securities
Agency - Commercial	$595	$—	$(6)	$589
Agency - Residential	498	1	(4)	495
Total held-to-maturity securities (1)	$1,093	$1	$(10)	$1,084

(1)	There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at June 30, 2017 or December 31, 2016.

We evaluate AFS and HTM investment securities for other than temporary impairment on a quarterly basis. An OTTI is considered to have occurred when the fair value of a debt security is below its amortized costs and we (1) have the intent to sell the security, (2) will more likely than not be required to sell the security before recovery of its amortized cost, or (3) do not expect to recover the entire amortized cost basis of the security. Investments that have an OTTI are written down through a charge to earnings for the amount representing the credit loss on the security. Gains and losses related to all other factors are recognized in other comprehensive income (loss). During the three and six months ended June 30, 2017 and June 30, 2016, we had no OTTI losses.

Available-for-sale securities

Securities available-for-sale are carried at fair value, with unrealized gains and losses, to the extent they are temporary in nature, reported as a component of other comprehensive income.

We purchased $77 million and $300 million of AFS securities, which included U.S. government sponsored agency MBS, corporate debt obligations, and municipal obligations during the three and six months ended June 30, 2017, respectively. We purchased $40 million and $68 million of AFS securities, which included U.S. government sponsored agencies comprised of MBS and municipal obligations during the three and six months ended June 30, 2016, respectively.

Gains (losses) on sales of AFS securities are reported in other noninterest income in the Consolidated Statements of Operations. We sold $62 million of AFS securities during the three and six months ended June 30, 2017, which did not include those related to mortgage loans that had been securitized for sale in the normal course of business. These sales resulted in a realized gain of $1 million during both the three and six months ended June 30, 2017. During both the three and six months ended June 30, 2016, there were $175 million in sales of AFS securities, which did not include those related to mortgage loans that had been securitized for sale in the normal course of business. These sales resulted in a realized gain of $1 million during both the three and six months ended June 30, 2016.

Held-to-maturity securities

Investment securities HTM are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized losses are not recorded to the extent they are temporary in nature.

Transfers of investment securities into the HTM category from the AFS category are accounted for at fair value on the date of transfer. There were no such transfers during both the three and six months ended June 30, 2017 and June 30, 2016.

There were no purchases of HTM securities during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, we purchased zero and $15 million of HTM securities, respectively. There were no sales of HTM securities during both the three and six months ended June 30, 2017 and June 30, 2016.

The following table summarizes, by duration, the unrealized loss positions on investment securities:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
June 30, 2017
Available-for-sale securities
Agency - Commercial	$5	1	$—	$367	30	$(5)
Agency - Residential	—	—	—	611	49	(12)
Municipal obligations	—	—	—	20	7	—
Corporate debt obligations	—	—	—	3	1	—
Held-to-maturity securities
Agency - Commercial	$4	1	$—	$429	27	$(5)
Agency - Residential	—	—	—	356	44	(3)
December 31, 2016
Available-for-sale securities
Agency - Commercial	$6	1	$—	$345	29	$(5)
Agency - Residential	—	—	—	748	55	(16)
Municipal obligations	—	—	—	17	8	—
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$528	34	$(6)
Agency - Residential	—	—	—	385	43	(4)

The amortized cost and estimated fair value of securities are presented below by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in millions)
June 30, 2017
Due after one year through five years	$16	$16	3.39%	$—	$—	—%
Due after five years through 10 years	35	35	5.18%	61	61	2.50%
Due after 10 years	1,577	1,563	2.30%	953	947	2.45%
Total	$1,628	$1,614		$1,014	$1,008

We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. At June 30, 2017, we had pledged investment securities of $1.4 billion compared to $879 million at December 31, 2016.

Note 3 - Loans Held-for-Sale

The majority of our mortgage loans originated as LHFS are sold into the secondary market by securitizing the loans into agency mortgage backed securities or on a whole loan basis. At June 30, 2017 and December 31, 2016, LHFS totaled $4.5 billion and $3.2 billion, respectively. For the three and six months ended June 30, 2017, we had net gains on loan sales associated with LHFS of $66 million and $114 million, respectively, as compared to $85 million and $151 million during the three and six months ended June 30, 2016, respectively.

At June 30, 2017 and December 31, 2016, $33 million and $32 million, respectively, of LHFS were recorded at lower of cost or fair value. The remainder of the loans in the portfolio are recorded at fair value as we have elected the fair value option for such loans.

Note 4 - Loans Held-for-Investment

Loans held-for-investment are summarized as follows:

	June 30, 2017	December 31, 2016
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,538	$2,327
Home equity	459	443
Other	27	28
Total consumer loans	3,024	2,798
Commercial loans
Commercial real estate (1)	1,557	1,261
Commercial and industrial	1,040	769
Warehouse lending	1,155	1,237
Total commercial loans	3,752	3,267
Total loans held-for-investment	$6,776	$6,065

(1)	Includes $253 million and $245 million of owner occupied commercial real estate loans at June 30, 2017 and December 31, 2016, respectively.

During the six months ended June 30, 2017, we sold performing and nonperforming loans with UPB of $103 million, of which $25 million were nonperforming. Upon a change in our intent, the loans were transferred to LHFS and subsequently sold resulting in a gain of $1 million during the six months ended June 30, 2017, which is recorded in net gain on loan sales on the Consolidated Statements of Operations.

During the six months ended June 30, 2016, we sold performing and nonperforming loans with UPB totaling $1.3 billion, of which $110 million were nonperforming. Upon a change in our intent, the loans were transferred to LHFS and subsequently sold resulting in a net gain on sale of $12 million, during the six months ended June 30, 2016, which is recorded in net gain on loan sales on the Consolidated Statements of Operations.

During the six months ended June 30, 2017, we purchased HELOC loans with an UPB of $75 million. During the six months ended June 30, 2016, we purchased jumbo residential first mortgage loans with an UPB of $150 million, with a premium of $1 million.
We have pledged certain LHFI, LHFS, and loans with government guarantees to collateralize lines of credit and/or borrowings with the FHLB of Indianapolis and the FRB of Chicago. At June 30, 2017 and December 31, 2016, we had pledged loans of $6.8 billion and $5.3 billion, respectively.

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

The changes in ALLL, by class of loan, are summarized in the following table:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended June 30, 2017
Beginning balance ALLL	$61	$21	$1	$32	$20	$6	$141
Charge-offs (2)	(1)	(1)	—	—	—	—	(2)
Recoveries	1	1	—	—	—	—	2
Provision (benefit)	(5)	(2)	—	5	1	—	(1)
Ending balance ALLL	$56	$19	$1	$37	$21	$6	$140
Three Months Ended June 30, 2016
Beginning balance ALLL	$95	$30	$2	$19	$10	$6	$162
Charge-offs (2)	(8)	(1)	(1)	—	—	—	(10)
Recoveries	1	—	—	—	—	—	1
Provision (benefit)	(7)	1	—	—	1	2	(3)
Ending balance ALLL	$81	$30	$1	$19	$11	$8	$150

Six Months Ended June 30, 2017
Beginning balance ALLL	$65	$24	$1	$28	$17	$7	$142
Charge-offs (2)	(5)	(1)	(1)	—	—	—	(7)
Recoveries	1	1	1	—	—	—	3
Provision (benefit)	(5)	(5)	—	9	4	(1)	2
Ending balance ALLL	$56	$19	$1	$37	$21	$6	$140
Six Months Ended June 30, 2016
Beginning balance ALLL	$116	$32	$2	$18	$13	$6	$187
Charge-offs (2)	(19)	(3)	(2)	—	—	—	(24)
Recoveries	1	1	1	—	—	—	3
Provision (benefit)	(17)	—	—	1	(2)	2	(16)
Ending balance ALLL	$81	$30	$1	$19	$11	$8	$150

(1)	Includes allowance and charge-offs related to loans with government guarantees.

(2)
Includes charge-offs of zero and $2 million related to the transfer and subsequent sale of loans during the three months ended June 30, 2017 and June 30, 2016, respectively, and $1 million and $8 million during the six months ended June 30, 2017 and June 30, 2016, respectively. Also includes charge-offs related to loans with government guarantees of zero and $4 million during the three months ended June 30, 2017 and June 30, 2016, respectively, and $2 million and $7 million during the six months ended June 30, 2017 and June 30, 2016, respectively.

The method of evaluation, by class of loan, is summarized in the following table:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
June 30, 2017
Loans held-for-investment (2)
Individually evaluated	$35	$28	$—	$—	$—	$—	$63
Collectively evaluated	2,495	426	27	1,557	1,040	1,155	6,700
Total loans	$2,530	$454	$27	$1,557	$1,040	$1,155	$6,763
Allowance for loan losses (2)
Individually evaluated	$5	$8	$—	$—	$—	$—	$13
Collectively evaluated	51	11	1	37	21	6	127
Total allowance for loan losses	$56	$19	$1	$37	$21	$6	$140

December 31, 2016
Loans held-for-investment (2)
Individually evaluated	$46	$29	$—	$—	$—	$—	$75
Collectively evaluated	2,274	349	28	1,261	769	1,237	5,918
Total loans	$2,320	$378	$28	$1,261	$769	$1,237	$5,993
Allowance for loan losses (2)
Individually evaluated	$5	$8	$—	$—	$—	$—	$13
Collectively evaluated	60	16	1	28	17	7	129
Total allowance for loan losses	$65	$24	$1	$28	$17	$7	$142

(1)	Includes allowance related to loans with government guarantees.

(2)	Excludes loans carried under the fair value option.

The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI
	(Dollars in millions)
June 30, 2017
Consumer loans
Residential first mortgage	$1	$3	$25	$29	$2,509	$2,538
Home equity	1	—	5	6	453	459
Other	—	—	—	—	27	27
Total consumer loans	2	3	30	35	2,989	3,024
Commercial loans
Commercial real estate	1	—	—	1	1,556	1,557
Commercial and industrial	—	—	—	—	1,040	1,040
Warehouse lending	—	—	—	—	1,155	1,155
Total commercial loans	1	—	—	1	3,751	3,752
Total loans (2)	$3	$3	$30	$36	$6,740	$6,776
December 31, 2016
Consumer loans
Residential first mortgage	$6	$—	$29	$35	$2,292	$2,327
Home equity	1	2	11	14	429	443
Other	1	—	—	1	27	28
Total consumer loans	8	2	40	50	2,748	2,798
Commercial loans
Commercial real estate	—	—	—	—	1,261	1,261
Commercial and industrial	—	—	—	—	769	769
Warehouse lending	—	—	—	—	1,237	1,237
Total commercial loans	—	—	—	—	3,267	3,267
Total loans (2)	$8	$2	$40	$50	$6,015	$6,065

(1)	Includes loans 90 days or greater past due and performing nonaccrual loans that are less than 90 days past due.

(2)	Includes $4 million and $13 million of loans 90 days or greater past due, accounted for under the fair value option at June 30, 2017 and December 31, 2016, respectively.

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

We cease the accrual of interest on all classes of consumer and commercial loans upon the earlier of, becoming 90 days past due, or when doubt exists as to the ultimate collection of principal or interest (classified as nonaccrual or nonperforming loans). When a loan is placed on nonaccrual status, the accrued interest income is reversed and may only return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued on impaired loans totaled less than $1 million and $1 million during the three and six months ended June 30, 2017, respectively, and less than $1 million and $1 million during the three and six months ended June 30, 2016, respectively. At June 30, 2017 and December 31, 2016, we had no loans 90 days past due and still accruing interest.

Troubled Debt Restructurings

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

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
June 30, 2017
Consumer loans (1)
Residential first mortgage	$19	$10	$29
Home equity	27	2	29
Total TDRs (2)	$46	$12	$58
December 31, 2016
Consumer loans (1)
Residential first mortgage	$22	$11	$33
Home equity	45	7	52
Total TDRs (2)	$67	$18	$85

(1)	The ALLL on consumer TDR loans totaled $11 million and $9 million at June 30, 2017 and December 31, 2016, respectively.

(2)	Includes $3 million and $25 million of TDR loans accounted for under the fair value option at June 30, 2017 and December 31, 2016, respectively.

The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
		(Dollars in millions)
Three Months Ended June 30, 2017
Residential first mortgages	6	$1	$1	$—
Home equity (2)	21	1	1	—
Other consumer	1	—	—	—
Total TDR loans	28	$2	$2	$—

Three Months Ended June 30, 2016
Residential first mortgages	3	$1	$1	$—
Home equity (2)(3)	25	2	2	—
Total TDR loans	28	$3	$3	$—

Six Months Ended June 30, 2017
Residential first mortgages	8	$1	$1	$—
Home equity (2)	34	2	2	—
Other consumer	1	—	—	—
Total TDR loans	43	$3	$3	$—

Six Months Ended June 30, 2016
Residential first mortgages	16	$3	$4	$—
Home equity (2)(3)	111	7	6	—
Commercial and industrial	1	2	1	—
Total TDR loans	128	$12	$11	$—

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	Home equity post-modification unpaid principal balance reflects write downs.

(3)	Includes loans carried at the fair value option.

There was one residential first mortgage loan with a UPB of less than $1 million that was modified in the previous 12 months, which has subsequently defaulted during the three and six months ended June 30, 2017 as compared to one residential first mortgage loan and four home equity loans with a UPB of less than $1 million for each class which subsequently defaulted during the three and six months ended June 30, 2016. All TDR classes within the consumer and commercial portfolios are considered subsequently defaulted when greater than 90 days past due. There was no increase or decrease in the allowance associated with these TDRs at subsequent default. Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date.

Impaired Loans

The following table presents individually evaluated impaired loans and the associated allowance:

	June 30, 2017			December 31, 2016
	Recorded Investment	Net Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage	$15	$16	$—	$6	$6	$—
Total consumer loans with no related allowance recorded	$15	$16	$—	$6	$6	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$20	$19	$5	$40	$40	$5
Home equity	28	28	8	29	29	8
Total consumer loans with an allowance recorded	$48	$47	$13	$69	$69	$13

Total Impaired Consumer loans
Residential first mortgage	$35	$35	$5	$46	$46	$5
Home equity	28	28	8	29	29	8
Total impaired loans	$63	$63	$13	$75	$75	$13

The following table presents average impaired loans and the interest income recognized:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$36	$—	$47	$—	$39	$—	$60	$1
Home equity	27	—	32	1	27	1	32	1
Commercial loans
Commercial and industrial	—	—	1	—	—	—	3	—
Total impaired loans	$63	$—	$80	$1	$66	$1	$95	$2

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

Substandard. Assets identified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the full collection or liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. For home equity loans and other consumer loans, we evaluate credit quality based on the aging and status of payment activity and any other known credit characteristics that call into question full repayment of the asset. Nonperforming loans are classified as either substandard, doubtful or loss.

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

Commercial Loans

Management conducts periodic examinations which serve as an independent verification of the accuracy of the ratings assigned. Loan grades are based on different factors within the borrowing relationship: entity sales, debt service coverage, debt/total net worth, liquidity, balance sheet and income statement trends, management experience, business stability, financing structure, and financial reporting requirements. The underlying collateral is also rated based on the specific type of collateral and corresponding LTV. The combination of the borrower and collateral risk ratings results in the final rating for the borrowing relationship.

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
In accordance with regulatory guidance, we assign risk ratings to consumer loans in the following manner:
•Consumer loans are classified as Watch once the loan becomes 60 days past due.
•Open and closed-end consumer loans 90 days or more past due are classified Substandard.

	June 30, 2017
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential First Mortgage	$2,486	$26	$—	$26	$2,538
Home equity	428	26	—	5	459
Other Consumer	27	—	—	—	27
Total Consumer Loans	$2,941	$52	$—	$31	$3,024

Commercial Loans
Commercial Real Estate	$1,525	$24	$—	$8	$1,557
Commercial and Industrial	967	61	—	12	1,040
Warehouse	1,115	40	—	—	1,155
Total Commercial Loans	$3,607	$125	$—	$20	$3,752

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential First Mortgage	$2,273	$23	$—	$31	$2,327
Home equity	386	46	—	11	443
Other Consumer	28	—	—	—	28
Total Consumer Loans	$2,687	$69	$—	$42	$2,798

Commercial Loans
Commercial Real Estate	$1,225	$27	$3	$6	$1,261
Commercial and Industrial	678	59	21	11	769
Warehouse	1,168	16	53	—	1,237
Total Commercial Loans	$3,071	$102	$77	$17	$3,267

Note 5 - Loans with Government Guarantees

Substantially all loans with government guarantees are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. FHA loans earn interest at a rate based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent, which is not paid by the FHA until claimed. Certain loans within our portfolio may be subject to indemnifications and insurance limits which exposes us to limited credit risk. We have reserved for these risks within other assets and as a component of our ALLL on residential first mortgages.

At June 30, 2017 and December 31, 2016, respectively, loans with government guarantees totaled $278 million and $365 million.

At June 30, 2017 and December 31, 2016, respectively, repossessed assets and the associated claims recorded in other assets totaled $99 million and $135 million.

Note 6 - Variable Interest Entities

We have no consolidated VIEs as of June 30, 2017 and December 31, 2016.

We have a continuing involvement, but are not the primary beneficiary for one unconsolidated VIE related to the FSTAR 2007-1 mortgage securitization trust. In accordance with the settlement agreement with MBIA, there is no further recourse to us related to FSTAR 2007-1, unless MBIA fails to meet their obligations. At June 30, 2017 and December 31, 2016, the FSTAR 2007-1 mortgage securitization trust included 2,170 loans and 2,453 loans, respectively, with an aggregate principal balance of $76 million and $89 million, respectively.

Note 7 - Mortgage Servicing Rights

We have investments in MSRs that result from the sale of loans to the secondary market for which we retain the servicing. The primary risk associated with MSRs is the potential reduction in fair value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than previously anticipated. We utilize derivatives as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. There is also a risk of valuation decline due to higher than expected increases in default rates, which we do not believe can be effectively managed using derivatives. For further information, See Note 8 - Derivative Financial Instruments, regarding the derivative instruments utilized to manage our MSR risks.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Balance at beginning of period	$295	$281	$335	$296
Additions from loans sold with servicing retained	82	65	103	122
Reductions from sales	(191)	—	(256)	(24)
Changes in fair value due to (1)
Decrease in MSR due to payoffs, pay-downs and run-off	(4)	(15)	(10)	(26)
Changes in estimates of fair value (2)	2	(30)	12	(67)
Balance at end of period	$184	$301	$184	$301

(1)	Changes in fair value are included within net return (loss) on MSRs on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes.

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

	June 30, 2017			December 31, 2016
		Fair value after			Fair value after
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
	(Dollars in millions)
Option adjusted spread	6.41%	$176	$172	7.78%	$326	$318
Constant prepayment rate	9.41%	173	166	16.68%	322	311
Weighted average annual cost to service per loan	$70.49	178	176	$68.18	330	326

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

The following table summarizes income and fees associated with contractual servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net return (loss) on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$9	$21	$29	$38
Changes in fair value	(2)	(45)	2	(93)
Net return (loss) on MSR derivatives (2)	5	19	(3)	45
Net transaction costs	(6)	1	(8)	—
Total net return (loss) on mortgage servicing rights	$6	$(4)	$20	$(10)

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on a cash basis.

(2)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$9	$7	$17	$14
Other servicing charges	(3)	(3)	(6)	(4)
Total income on mortgage loans subserviced, included in loan administration	$6	$4	$11	$10

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on cash basis.

Note 8 - Derivative Financial Instruments

Derivative financial instruments are recorded at fair value in other assets and other liabilities on the Consolidated Statements of Financial Condition. The Company's policy is to present its derivative assets and derivative liabilities on the Consolidated Statement of Financial Condition on a gross basis, even when provisions allowing for setoff are in place. However, for derivative contracts cleared through certain central clearing parties, variation margin payments are recognized as settlements. We are exposed to non-performance risk by the counterparties to our various derivative financial instruments. A majority of our derivatives are centrally cleared through a Central Counterparty Clearing House or consist of residential mortgage interest rate lock commitments further limiting our exposure to non-performance risk. We believe that the non-performance risk inherent in our remaining derivative contracts is minimal based on credit standards and the collateral provisions of the derivative agreements.

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

Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At June 30, 2017, we had $3 million (net-of-tax) of unrealized losses on derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss), compared to $1 million of unrealized gains at December 31, 2016. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $4 million of losses (net-of-tax).

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and throughout the hedge period. All hedge relationships were and are expected to be highly effective as of June 30, 2017. Cash flows and the profit impact associated with designated hedges are reported in the same line item as the underlying hedged item.

The notional amount, estimated fair value and maturity of our derivative financial instruments were as follows:

	June 30, 2017 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on FHLB advances	$830	$2	2023-2026
Derivatives not designated as hedging instruments:
Assets
Futures	$138	$—	2018-2022
Mortgage backed securities forwards	5,844	24	2017
Rate lock commitments	4,677	27	2017
Interest rate swaps and swaptions	1,340	15	2017-2027
Total derivative assets	$11,999	$66
Liabilities
Futures	$2,266	$1	2017-2022
Mortgage backed securities forwards	1,090	4	2017
Rate lock commitments	531	1	2017
Interest rate swaps	779	2	2017-2047
Total derivative liabilities	$4,666	$8
	December 31, 2016
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on FHLB advances	$600	$20	2023-2026
Liabilities
Interest rate swaps on FHLB advances	$230	$1	2025-2026
Derivatives not designated as hedging instruments:
Assets
Futures	$4,621	$2	2017-2020
Mortgage backed securities forwards	3,776	43	2017
Rate lock commitments	3,517	24	2017
Interest rate swaps and swaptions	2,231	35	2017-2033
Total derivative assets	$14,145	$104
Liabilities
Futures	$134	$—	2017
Mortgage backed securities forwards	1,893	11	2017
Rate lock commitments	598	6	2017
Interest rate swaps	1,129	37	2017-2047
Total derivative liabilities	$3,754	$54

(1)
At June 30, 2017, variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day’s fair value of open positions is considered settlement of the derivative position for accounting purposes. At December 31, 2016, variation margin was not recognized as settlement.

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
	(Dollars in millions)
June 30, 2017
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on FHLB advances (1)	$2	$—	$2	$—	$27

Derivatives not designated as hedging instruments:
Assets
Mortgage backed securities forwards	$24	$—	$24	$—	$2
Interest rate swaps and swaptions (1)	15	—	15	—	11
Total derivative assets	$39	$—	$39	$—	$13

Liabilities
Futures	$1	$—	$1	$—	$3
Mortgage backed securities forwards	4	—	4	—	11
Interest rate swaps and swaptions (1)	2	—	2	—	4
Total derivative liabilities	$7	$—	$7	$—	$18

December 31, 2016
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on FHLB advances (1)	$20	$1	$19	$—	$—
Liabilities
Interest rate swaps on FHLB advances (1)	$1	$1	$—	$—	$33

Derivatives not designated as hedging instruments:
Assets
Futures	$2	$—	$2	$—	$—
Mortgage-backed securities forwards	43	$—	43	$—	44
Interest rate swaps and swaptions (1)	35	—	35	—	30
Total derivative assets	$80	$—	$80	$—	$74

Liabilities
Futures	$—	$—	$—	$—	$1
Mortgage-backed securities forwards	11	—	11	—	—
Interest rate swaps and swaptions (1)	37	—	37	—	20
Total derivative liabilities	$48	$—	$48	$—	$21

(1)
At June 30, 2017, variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day’s fair value of open positions is considered settlement of the derivative position for accounting purposes. At December 31, 2016, variation margin was not recognized as settlement and we had an additional $15 million in variation margin in excess of the amounts disclosed above.

We pledged a total of $18 million of cash collateral on derivative liabilities and $27 million of maintenance margin on derivative assets to counterparties and had an obligation to return cash of $13 million on derivative assets at June 30, 2017. We pledged a total of $54 million of cash collateral to counterparties and had an obligation to return cash of $74 million at December 31, 2016 for derivative activities. The net cash pledged is included in other assets on the Consolidated Statements of Financial Condition.

Changes in fair value of derivatives not designated as hedging instruments are recognized in the Consolidated Statements of Income.

The net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions, were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of Gain/(Loss)
Futures	Net return (loss) on mortgage servicing rights	$—	$1	$—	$4
Interest rate swaps and swaptions	Net return (loss) on mortgage servicing rights	3	13	(5)	28
Mortgage-backed securities forwards	Net return (loss) on mortgage servicing rights	3	5	3	13
Rate lock commitments and forward agency and loan sales	Net gain (loss) on loan sales	41	(6)	(8)	(1)
Rate lock commitments	Other noninterest income	—	—	—	1
Interest rate swaps (1)	Other noninterest income	1	(1)	1	1
Total derivative gain (loss)		$48	$12	$(9)	$46

(1)	Includes customer-initiated commercial interest rate swaps.

Note 9 - Borrowings

Federal Home Loan Bank Advances

The following is a breakdown of our FHLB advances outstanding:

	June 30, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$3,670	1.14%	$1,780	0.62%
Total Short-term Federal Home Loan Bank advances	3,670		1,780
Long-term LIBOR adjustable advances	1,025	1.41%	1,025	1.12%
Long-term fixed rate advances (1)	175	1.12%	175	1.12%
Total Long-term Federal Home Loan Bank advances	1,200		1,200
Total Federal Home Loan Bank advances	$4,870		$2,980

(1)	Includes the current portion of fixed rate advances of $175 million and $50 million at June 30, 2017 and December 31, 2016, respectively.

We are required to maintain a minimum amount of qualifying collateral. In the event of default, the FHLB advance is similar to a secured borrowing, whereby the FHLB has the right to sell the pledged collateral to settle the fair value of the outstanding advances.

At June 30, 2017, we had the authority and approval from the FHLB to utilize a line of credit of up to $7.0 billion and we may access that line to the extent that collateral is provided. At June 30, 2017, we had $4.9 billion of advances outstanding and an additional $798 million of collateralized borrowing capacity available at the FHLB. The advances can be collateralized by non-delinquent single-family residential first mortgage loans, loans with government guarantees, certain other loans and investment securities.

At June 30, 2017, $1.0 billion of the outstanding advances were long-term adjustable rate, with interest rates that reset every three months and are based on the three-month LIBOR index. The advances may be prepaid without penalty, with notification at scheduled three month intervals after an initial 12 month lockout period which is based on the settlement date of each advance. The outstanding advances included $830 million in a cash flow hedge relationship as discussed in Note 8 - Derivative Financial Instruments.

The following table contains detailed information on our FHLB advances and other borrowings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Maximum outstanding at any month end	$4,870	$2,646	$4,870	$3,557
Average outstanding balance	4,629	2,460	3,830	2,841
Average remaining borrowing capacity	1,042	983	1,356	843
Weighted average interest rate	1.22%	1.42%	1.20%	1.25%

The following table outlines the maturity dates of our FHLB advances and other borrowings:

June 30, 2017
(Dollars in millions)
2017	$3,720
2018	125
2019	—
2020	—
Thereafter	1,025
Total	$4,870

Parent Company Senior Notes and Trust Preferred Securities

The following table presents long-term debt, net of debt issuance costs:

	June 30, 2017		December 31, 2016
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, matures 2021	$246	6.125%	$246	6.125%
Trust Preferred Securities
Floating Three Month LIBOR
Plus 3.25%, matures 2032	$26	4.55%	$26	4.25%
Plus 3.25%, matures 2033	26	4.41%	26	4.13%
Plus 3.25%, matures 2033	26	4.40%	26	4.25%
Plus 2.00%, matures 2035	26	3.16%	26	2.88%
Plus 2.00%, matures 2035	26	3.16%	26	2.88%
Plus 1.75%, matures 2035	51	3.00%	51	2.71%
Plus 1.50%, matures 2035	25	2.66%	25	2.38%
Plus 1.45%, matures 2037	25	2.70%	25	2.41%
Plus 2.50%, matures 2037	16	3.75%	16	3.46%
Total Trust Preferred Securities	247		247
Total other long-term debt	$493		$493

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

The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of June 30, 2017, we had no deferred interest.

Note 10 - Representation and Warranty Reserve

At the time a loan is sold, an estimate of the fair value of the guarantee associated with the mortgage loans is recorded in the representation and warranty reserve in the Consolidated Statements of Financial Condition which reduces the net gain on loan sales in the Consolidated Statements of Operations.

The following table shows the activity impacting the representation and warranty reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Balance at beginning of period	$23	$40	$27	$40
Provision (benefit)
Gain on sale reduction for representation and warranty liability	1	1	2	3
Representation and warranty provision (benefit)	(3)	(4)	(7)	(6)
Total	(2)	(3)	(5)	(3)
(Charge-offs) recoveries, net	(1)	(1)	(2)	(1)
Balance at end of period	$20	$36	$20	$36

Note 11 - Warrants and Restricted Stock Units

May Investor Warrant

We granted warrants (the "May Investor Warrants") on January 30, 2009 under anti-dilution provisions applicable to certain investors (the "May Investors") in our May 2008 private placement capital raise.

During the six months ended June 30, 2017, a total of 237,627 May Investor Warrants were exercised, resulting in the net issuance of 154,313 shares of Common Stock and the liability amounted to zero. There are no remaining May Investor Warrants outstanding as of June 30, 2017.

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

Restricted Stock and Restricted Stock Units

We had stock-based compensation expense of $2 million and $6 million for the three and six months ended June 30, 2017.

The following table summarizes restricted stock and restricted stock units activity:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Shares	Weighted — Average Grant-Date Fair Value per Share	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock
Non-vested balance at beginning of period	1,465,893	$18.00	1,461,910	$17.68
Granted	240,446	29.06	326,338	28.41
Vested	(134,229)	17.54	(213,941)	18.96
Canceled and forfeited	(116,783)	17.85	(118,980)	17.93
Non-vested balance at end of period	1,455,327	$19.88	1,455,327	$19.88

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Investment securities
Beginning balance	$(8)	$20	$(8)	$5
Unrealized gain (loss)	2	2	2	26
Less: Tax (benefit) provision	1	1	1	10
Net unrealized gain (loss)	1	1	1	16
Reclassifications out of AOCI (1)	2	—	2	—
Less: Tax (benefit) provision	1	—	1	—
Net unrealized gain (loss) reclassified out of AOCI	1	—	1	—
Other comprehensive income/(loss), net of tax	2	1	2	16
Ending balance	$(6)	$21	$(6)	$21

Cash Flow Hedges
Beginning balance	$2	$(31)	$1	$(3)
Unrealized gain (loss)	(4)	(15)	(2)	(63)
Less: Tax (benefit) provision	(2)	(3)	(1)	(19)
Net unrealized gain (loss)	(2)	(12)	(1)	(44)
Reclassifications out of AOCI (1)	(5)	3	(5)	7
Less: Tax (benefit) provision	(2)	—	(2)	—
Net unrealized gain (loss) reclassified out of AOCI	(3)	3	(3)	7
Other comprehensive income/(loss), net of tax	(5)	(9)	(4)	(37)
Ending balance	$(3)	$(40)	$(3)	$(40)

(1)	Reclassifications are reported in other noninterest income on the Consolidated Statement of Operations.

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions, except share data)
Net income	$41	$47	$68	$86
Deferred cumulative preferred stock dividends	—	(8)	—	(16)
Net income applicable to common stockholders	$41	$39	$68	$70
Weighted average shares
Weighted average common shares outstanding	57,101,816	56,574,796	57,012,208	56,544,256
Effect of dilutive securities
May Investor Warrants	—	349,539	24,575	327,307
Stock-based awards	1,037,122	826,895	1,069,287	751,518
Weighted average diluted common shares	58,138,938	57,751,230	58,106,070	57,623,081
Earnings per common share
Basic earnings per common share	$0.72	$0.67	$1.18	$1.23
Effect of dilutive securities
May Investor Warrants	—	—	—	—
Stock-based awards	(0.01)	(0.01)	(0.02)	(0.02)
Diluted earnings per common share	$0.71	$0.66	$1.16	$1.21

Under the terms of the Series C Preferred Stock the Company elected to defer payments of preferred stock dividends beginning with the February 2012 dividend. Although, while being deferred, the impact was not included in quarterly net income from continuing operations, the deferral did impact net income applicable to common stock for the purpose of calculating earnings per share, as shown above. On July 29, 2016, we completed the $267 million redemption of our Series C Preferred Stock.

Note 14 - Income Taxes

The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discreet items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Provision for income taxes	$19	$22	$32	$43
Effective tax provision rate	31.8%	32.7%	32.3%	33.4%

We believe that it is unlikely that our unrecognized tax benefits will change by a material amount during the next 12 months. We recognize interest and penalties related to unrecognized tax benefits in provision for income taxes.

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

To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both June 30, 2017 and December 31, 2016.

The following tables present the regulatory capital ratios as of the dates indicated:

Bancorp	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
June 30, 2017
Tangible capital (to adjusted avg. total assets)	$1,408	9.10%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,408	9.10%	$619	4.00%	$773	5.00%
Common equity Tier 1 capital (to RWA)	1,196	12.45%	432	4.50%	625	6.50%
Tier 1 capital (to RWA)	1,408	14.65%	577	6.00%	769	8.00%
Total capital (to RWA)	1,530	15.92%	769	8.00%	961	10.00%
December 31, 2016
Tangible capital (to adjusted avg. total assets)	$1,256	8.88%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,256	8.88%	$566	4.0%	$707	5.0%
Common equity Tier 1 capital (to RWA)	1,084	13.06%	374	4.5%	540	6.5%
Tier 1 capital (to RWA)	1,256	15.12%	498	6.0%	664	8.0%
Total capital (to RWA)	1,363	16.41%	664	8.0%	830	10.0%
N/A - Not applicable

Bank	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
June 30, 2017
Tangible capital (to adjusted avg. total assets)	$1,590	10.26%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,590	10.26%	$620	4.00%	$775	5.00%
Common equity tier 1 capital (to RWA)	1,590	16.49%	434	4.50%	627	6.50%
Tier 1 capital (to RWA)	1,590	16.49%	579	6.00%	772	8.00%
Total capital (to RWA)	1,712	17.75%	772	8.00%	964	10.00%
December 31, 2016
Tangible capital (to adjusted avg. total assets)	$1,491	10.52%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,491	10.52%	$567	4.0%	$709	5.0%
Common equity tier 1 capital (to RWA)	1,491	17.90%	375	4.5%	542	6.5%
Tier 1 capital (to RWA)	1,491	17.90%	500	6.0%	667	8.0%
Total capital (to RWA)	1,598	19.18%	667	8.0%	833	10.0%
N/A - Not applicable

Note 16 - Legal Proceedings, Contingencies and Commitments

Legal Proceedings

We and our subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business operations. In addition, the Bank is routinely named in civil actions throughout the country by borrowers and former borrowers relating to the origination, purchase, sale, and servicing of mortgage loans. From time to time, governmental agencies also conduct investigations or examinations of various practices of the Bank. In the course of such investigations or examinations, the Bank cooperates with such agencies and provides information as requested.

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

At June 30, 2017, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements, or that the ultimate outcome of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

DOJ litigation settlement

In 2012, the Bank entered into a Settlement Agreement with the DOJ which meets the definition of a financial liability (the "DOJ Liability").

In accordance with the Settlement Agreement, we made an initial payment of $15 million and agreed to make future annual payments totaling $118 million in annual increments of up to $25 million upon meeting all conditions, which are evaluated quarterly and include: (a) the reversal of the DTA valuation allowance, which occurred at the end of 2013; (b) the repayment of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "TARP Preferred"), which occurred in the third quarter of 2016; and (c) the Bank’s Tier 1 Leverage Capital Ratio equals 11 percent or greater as filed in the Call Report with the OCC.

No payment would be required until six months after the Bank files its Call Report OCC first reporting that its Tier 1 Leverage Capital Ratio was 11 percent or greater. If all other conditions were then satisfied, an initial annual payment would be due at that time. The next annual payment is only made if such other conditions continue to be satisfied otherwise payments are delayed until all such conditions are met. Further, making such a payment must not violate any material banking regulatory requirement, and the OCC must not object in writing.

Consistent with our business and regulatory requirements, Flagstar shall seek in good faith to fulfill the conditions, and will not undertake any conduct or fail to take any action the purpose of which is to frustrate or delay our ability to fulfill any of the above conditions.

Additionally, if the Bank and Bancorp become party to a business combination in which the Bank or Bancorp represent less than 33.3 percent of the resulting company’s assets. Annual payments must commence twelve months after the date of that business combination.

We elected to account for the DOJ Liability under the fair value option. To determine the fair value, we utilize a discounted cash flow model. Key assumptions for the discounted cash flow model include using a discount rate as of June 30, 2017 of 9.0 percent; probability weightings of multiple cash flow scenarios and possible outcomes which contemplate the above conditions and estimates of forecasted net income, size of the balance sheet, capital levels, dividends and their impact on the timing of cash payments and the assumptions we believe a market participant would make to transfer the liability. The fair value of the DOJ Liability was $60 million at both June 30, 2017 and December 31, 2016.

Other litigation accruals

At June 30, 2017 and December 31, 2016, excluding the fair value liability relating to the DOJ litigation settlement, our total accrual for contingent liabilities, settled litigation and regulatory matters was $3 million.

Commitments

A summary of the contractual amount of significant commitments is as follows:

	June 30, 2017	December 31, 2016
	(Dollars in millions)
Commitments to extend credit
Mortgage loans interest-rate lock commitments	$5,208	$4,115
Warehouse loan commitments	1,400	1,670
Commercial and industrial commitments	678	424
Other commercial commitments	814	651
HELOC commitments	217	179
Other consumer commitments	46	57
Standby and commercial letters of credit	44	30

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

HELOC commitments. Commitments to extend, originate or purchase credit are primarily lines of credit to consumers and have specified rates and maturity dates. Many of these commitments also have adverse change clauses, which allow us to cancel the commitment due to deterioration in the borrowers’ creditworthiness or a decline in the collateral value.

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

We maintain a reserve for the estimate of probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. A reserve balance of $2 million, at June 30, 2017 and $3 million at December 31, 2016 is reflected in other liabilities on the Consolidated Statements of Financial Condition.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present the financial instruments carried at fair value by caption on the Consolidated Statement of Financial Condition and by level in the valuation hierarchy.

	June 30, 2017
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$518	$—	$518
Agency - Residential	—	1,029	—	1,029
Municipal obligations	—	37	—	37
Corporate debt obligations	—	30	—	30
Loans held-for-sale
Residential first mortgage loans	—	4,473	—	4,473
Loans held-for-investment
Residential first mortgage loans	—	8	—	8
Home equity	—	—	5	5
Mortgage servicing rights	—	—	184	184
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	27	27
Mortgage-backed securities forwards	—	24	—	24
Interest rate swaps and swaptions	—	15	—	15
Interest rate swap on FHLB advances (net)	—	2	—	2
Total assets at fair value	$—	$6,136	$216	$6,352
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(1)	$(1)
Futures	(1)	—	—	(1)
Mortgage backed securities forwards	—	(4)	—	(4)
Interest rate swaps	—	(2)	—	(2)
DOJ litigation settlement	—	—	(60)	(60)
Contingent consideration	—	—	(23)	(23)
Total liabilities at fair value	$(1)	$(6)	$(84)	$(91)

On May 15, 2017, the Company closed on the acquisition of certain assets of Opes Advisors (“Opes”), a California based retail mortgage originator and wealth management service provider. Although the acquired assets of Opes were not significant, the addition of Opes positions us to increase our distributed retail lending channel. Consideration in the acquisition of Opes consisted of upfront cash and contingent cash in the form of an earn-out. The earn-out is based on future target production volumes and profitability of the division which were significant inputs to the preliminary fair value. The acquisition resulted in goodwill of $16 million net of the deferred tax impact of the contingent consideration. We deem the initial valuation of the assets and liabilities to be provisional and have left the measurement period open. These fair values may be adjusted in a future period, not to exceed one year after the acquisition date, to reflect new facts and circumstances which existed as of the acquisition date.

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$548	$—	$548
Agency - Residential	—	898	—	898
Municipal obligations	—	34	—	34
Loans held-for-sale
Residential first mortgage loans	—	3,145	—	3,145
Loans held-for-investment
Residential first mortgage loans	—	7	—	7
Home equity	—	—	65	65
Mortgage servicing rights	—	—	335	335
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	24	24
Futures	2	—	—	2
Mortgage backed securities forwards	—	43	—	43
Interest rate swaps and swaptions	—	35	—	35
Interest rate swaps on FHLB advances (net)	—	19	—	19
Total assets at fair value	$2	$4,729	$424	$5,155
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(6)	$(6)
Mortgage backed securities forwards	—	(11)	—	(11)
Interest rate swaps	—	(37)	—	(37)
Warrant liabilities	—	(4)	—	(4)
DOJ litigation settlement	—	—	(60)	(60)
Total liabilities at fair value	$—	$(52)	$(66)	$(118)

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2017.

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
	(Dollars in millions)
Three Months Ended June 30, 2017
Assets
Loans held-for-sale
Home equity	$53	$—	$—	$—	$—	$(52)	$(1)	$—	$—
Loans held-for-investment
Home equity	5	—	—	—	—	—	—	—	5
Mortgage servicing rights	295	(2)	—	—	82	(191)	—	—	184
Rate lock commitments (net) (1)	41	18	—	—	64	—	—	(97)	26
Totals	$394	$16	$—	$—	$146	$(243)	$(1)	$(97)	$215
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$—	$—	$(60)
Contingent consideration	—	—	—	—	(23)	—	—	—	(23)
Totals	$(60)	$—	$—	$—	$(23)	$—	$—	$—	$(83)
Three Months Ended June 30, 2016
Assets
Loans held-for-investment
Home equity	$95	$(3)	$—	$—	$—	$—	$(10)	$—	$82
Mortgage servicing rights	281	(44)	—	—	64	—	—	—	301
Rate lock commitments (net) (1)	61	58	—	—	90	—	—	(126)	83
Totals	$437	$11	$—	$—	$154	$—	$(10)	$(126)	$466
Liabilities
DOJ litigation settlement	$(84)	$—	$—	$—	$—	$—	$—	$—	$(84)

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
	(Dollars in millions)
Six Months Ended June 30, 2017
Assets
Loans held-for-sale
Home equity	$—	$1	$—	$—	$—	$(52)	$(1)	$52	$—
Loans held-for-investment
Home equity	65	1	—	—	—	—	(6)	(55)	5
Mortgage servicing rights	335	2	—	—	103	(256)	—	—	184
Rate lock commitments (net) (1)	18	34	—	—	117	—	—	(143)	26
Totals	$418	$38	$—	$—	$220	$(308)	$(7)	$(146)	$215
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$—	$—	$(60)
Contingent consideration	—	—	—	—	(23)	—	—	—	(23)
Totals	$(60)	$—	$—	$—	$(23)	$—	$—	$—	$(83)
Six Months Ended June 30, 2016
Assets
Loans held-for-investment
Home equity	$106	$(2)	$—	$—	$—	$—	$(22)	$—	$82
Mortgage servicing rights	296	(92)	—	—	121	(24)	—	—	301
Rate lock commitments (net) (1)	26	120	—	—	157	—	—	(220)	83
Totals	$428	$26	$—	$—	$278	$(24)	$(22)	$(220)	$466
Liabilities
DOJ litigation settlement	$(84)	$—	$—	$—	$—	$—	$—	$—	$(84)

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
	(Dollars in millions)
June 30, 2017
Assets
Loans held-for-investment
Home equity	$5	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	5.8% - 10.8% (9.0%) 5.0% - 7.5% (6.3%) 3.0% - 4.5% (3.4%)
Mortgage servicing rights	$184	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	5.2% - 7.7% (6.4%) 7.6% - 11.2% (9.4%) $56 - $82 ($70)
Rate lock commitments (net)	$26	Consensus pricing	Origination pull-through rate	66.6% - 100.0% (83.3%)
Liabilities
DOJ litigation settlement	$60	Discounted cash flows	Discount rate Asset growth rate	7.2% - 10.8% (9.0%) 1.0% - 18.1% (3.7%)
Contingent consideration	$23	Discounted cash flows	Beta Equity volatility	0.6 - 1.6 (1.1) 26.6% - 58.9% (40.0%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
December 31, 2016
Assets
Loans held-for-investment
Home equity	$65	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	6.0% - 12.2% (9.3%) 16.3% - 24.4% (20.3%) 2.7% - 4.1% (3.7%)
Mortgage servicing rights	$335	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	6.2% - 9.3% (7.8%) 13.9% - 19.2% (16.7%) $55 - $82 ($68)
Rate lock commitments (net)	$18	Consensus pricing	Origination pull-through rate	66.9% - 100.0% (83.6%)
Liabilities
DOJ litigation settlement	$60	Discounted cash flows	Discount rate Asset growth rate	6.6% - 9.8% (8.2%) 4.2% - 11.6% (7.9%)

Recurring Significant Unobservable Inputs

The significant unobservable inputs used in the fair value measurement of the home equity loans are discount rates, constant prepayment rates, and default rates. The constant prepayment and default rates are based on a 12 month historical average. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases (decreases) in prepay rates in isolation result in a higher (lower) fair value and increases (decreases) in default rates in isolation result in a lower (higher) fair value. HELOC loans formerly included in the FSTAR 2005-1 and FSTAR 2006-1 securitization trusts, also classified as home equity loans, were valued utilizing a loan-level discounted cash flow model which projects expected cash flows given three potential outcomes: (1) paid-in-full at scheduled maturity, (2) default at scheduled maturity (foreclosure), and (3) modification at scheduled maturity into an amortizing HELOC. Loans are placed into the potential outcome buckets based on their underlying current delinquency, FICO scores and property CLTV all of which are unobservable inputs. These loans were sold in the second quarter of 2017.

The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation would result in a significantly lower (higher) fair value measurement. Additionally, the key economic assumptions used in determining the changes in fair value of MSRs capitalized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average life (in years)	6.1	7.0	6.2	7.0
Weighted average constant prepayment rate	9.8%	13.3%	10.1%	13.5%
Weighted average option adjusted spread	6.0%	8.9%	6.9%	8.2%

The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows:

	June 30, 2017	December 31, 2016
Weighted average life (in years)	6.2	6.6
Weighted average constant prepayment rate	9.4%	16.7%
Weighted average option adjusted spread	6.4%	7.8%

The significant unobservable input used in the fair value measurement of the DOJ litigation settlement is the discount rate and asset growth rate, in addition to those discussed in Note 16 - Legal Proceedings, Contingencies and Commitments. Significant increases (decreases) in the discount rate or asset growth rate in isolation would result in a marginally lower (higher) fair value measurement. For further information on the fair value inputs related to the DOJ litigation, see Note 16 - Legal Proceedings, Contingencies, and Commitments.

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

The significant unobservable input used in the fair value of the contingent consideration is future forecasted target production volumes and profitability of the division. An increase or decrease to these inputs results in an increase or decrease of the liability. Other unobservable inputs include Beta and volatility which drive the risk adjusted discount rate utilized in a Monte Carlo simulation. An increase or decrease in these inputs results in a decrease or increase to the liability.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis were as follows:

	Total (1)	Level 2	Level 3	Gains/(Losses)
	(Dollars in millions)
June 30, 2017
Loans held-for-sale (2)	$9	$9	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	21	—	21	(4)
Repossessed assets (3)	9	—	9	—
Totals	$39	$9	$30	$(5)
December 31, 2016
Loans held-for-sale (2)	$9	$9	$—	$(2)
Impaired loans held-for-investment (2)
Residential first mortgage loans	25	—	25	(28)
Repossessed assets (3)	14	—	14	(2)
Totals	$48	$9	$39	$(32)

(1)	The fair values are determined at various dates during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

(2)	Gains/(losses) reflect fair value adjustments on assets for which we did not elect the fair value option.

(3)	Gains/(losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

The following tables present the quantitative information about nonrecurring level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
June 30, 2017
Impaired loans held-for-investment
Residential first mortgage loans	$21	Fair value of collateral	Loss severity discount	27% - 29% (28.0%)
Repossessed assets	$9	Fair value of collateral	Loss severity discount	12% - 100% (73.8%)
December 31, 2016
Impaired loans held-for-investment
Residential first mortgage loans	$25	Fair value of collateral	Loss severity discount	22% - 40% (29.5%)
Repossessed assets	$14	Fair value of collateral	Loss severity discount	22% - 100% (69.5%)

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	June 30, 2017
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$183	$183	$183	$—	$—
Investment securities available-for-sale	1,614	1,614	—	1,614	—
Investment securities held-to-maturity	1,014	1,008	—	1,008	—
Loans held-for-sale	4,506	4,674	—	4,674	—
Loans held-for-investment	6,776	6,867	—	8	6,859
Loans with government guarantees	278	269	—	269	—
Mortgage servicing rights	184	184	—	—	184
Federal Home Loan Bank stock	260	260	—	260	—
Bank owned life insurance	325	325	—	325	—
Repossessed assets	9	9	—	—	9
Other assets, foreclosure claims	99	99	—	99	—
Derivative financial instruments, assets	68	68	—	41	27
Liabilities
Retail deposits
Demand deposits and savings accounts	$(5,394)	$(4,998)	$—	$(4,998)	$—
Certificates of deposit	(1,153)	(1,159)	—	(1,159)	—
Government deposits	(851)	(834)	—	(834)	—
Company controlled deposits	(1,297)	(994)	—	(994)	—
Federal Home Loan Bank advances	(4,870)	(4,856)	—	(4,856)	—
Long-term debt	(493)	(382)	—	(382)	—
DOJ litigation settlement	(60)	(60)	—	—	(60)
Contingent consideration	(23)	(23)	—	—	(23)
Derivative financial instruments, liabilities	(8)	(8)	(1)	(6)	(1)

	December 31, 2016
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$158	$158	$158	$—	$—
Investment securities available-for-sale	1,480	1,480	—	1,480	—
Investment securities held-to-maturity	1,093	1,084	—	1,084	—
Loans held-for-sale	3,177	3,178	—	3,178	—
Loans held-for-investment	6,065	5,998	—	7	5,991
Loans with government guarantees	365	354	—	354	—
Mortgage servicing rights	335	335	—	—	335
Federal Home Loan Bank stock	180	180	—	180	—
Bank owned life insurance	271	271	—	271	—
Repossessed assets	14	14	—	—	14
Other assets, foreclosure claims	135	135	—	135	—
Derivative financial instruments, assets	123	123	45	54	24
Liabilities
Retail deposits
Demand deposits and savings accounts	$(5,268)	$(4,956)	$—	$(4,956)	$—
Certificates of deposit	(1,056)	(1,062)	—	(1,062)	—
Government deposits	(1,030)	(1,011)	—	(1,011)	—
Company controlled deposits	(1,446)	(1,371)	—	(1,371)	—
Federal Home Loan Bank advances	(2,980)	(2,964)	—	(2,964)	—
Long-term debt	(493)	(277)	—	(277)	—
Warrant liabilities	(4)	(4)	—	(4)	—
DOJ litigation settlement	(60)	(60)	—	—	(60)
Derivative financial instruments, liabilities	(54)	(54)	(11)	(37)	(6)

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

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$115	$145	$168	$289
Loans held-for-investment
Other non-interest income	$—	$2	$1	$2

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	June 30, 2017			December 31, 2016
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$4	$3	$(1)	$2	$2	$—
Loans held-for-investment	6	4	(2)	19	13	(6)
Total nonaccrual loans	$10	$7	$(3)	$21	$15	$(6)
Other performing loans
Loans held-for-sale	$4,327	$4,470	$143	$3,103	$3,143	$40
Loans held-for-investment	10	9	(1)	72	59	(13)
Total other performing loans	$4,337	$4,479	$142	$3,175	$3,202	$27
Total loans
Loans held-for-sale	$4,331	$4,473	$142	$3,105	$3,145	$40
Loans held-for-investment	16	13	(3)	91	72	(19)
Total loans	$4,347	$4,486	$139	$3,196	$3,217	$21
Liabilities
Litigation settlement (1)	$(118)	$(60)	$58	$(118)	$(60)	$58

(1)	We are obligated to pay $118 million in installment payments upon meeting certain performance conditions, as described in Note 16 - Legal Proceedings, Contingencies and Commitments.

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

Revenues are comprised of net interest income (before the provision (benefit) for loan losses) and noninterest income. Noninterest expenses and provision (benefit) for income taxes, are fully allocated to each operating segment. Allocation methodologies may be subject to periodic adjustment as the internal management accounting system is revised and the business or product lines within the segments change.

The following tables present financial information by business segment for the periods indicated:

	Three Months Ended June 30, 2017
	Community Banking	Mortgage Originations	Mortgage Servicing	Other	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$57	$32	$4	$4	$97
Net gain (loss) on loan sales	(1)	67	—	—	66
Representation and warranty benefit	—	3	—	—	3
Other noninterest income	6	21	15	5	47
Total net interest income and noninterest income	62	123	19	9	213
(Provision) benefit for loan losses	—	—	—	1	1
Depreciation and amortization expense	(2)	(1)	(1)	(5)	(9)
Other noninterest expense	(45)	(75)	(24)	(1)	(145)
Total noninterest expense	(47)	(76)	(25)	(6)	(154)
Income (loss) before income taxes	15	47	(6)	4	60
Provision (benefit) for income taxes	5	17	(3)	—	19
Net income (loss)	$10	$30	$(3)	$4	$41
Intersegment revenue	$—	$1	$3	$(4)	$—

Average balances
Loans held-for-sale	$15	$4,254	$—	$—	$4,269
Loans with government guarantees	—	295	—	—	295
Loans held-for-investment	6,188	7	—	29	6,224
Total assets	6,255	5,562	39	3,854	15,710
Deposits	7,362	—	1,377	—	8,739

	Three Months Ended June 30, 2016
	Community Banking	Mortgage Originations	Mortgage Servicing	Other	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$49	$21	$6	$1	$77
Net gain (loss) on loan sales	3	87	—	—	90
Representation and warranty benefit	—	4	—	—	4
Other noninterest income	6	9	13	6	34
Total net interest income and noninterest income	58	121	19	7	205
(Provision) benefit for loan losses	3	—	—	—	3
Depreciation and amortization expense	(2)	(1)	(1)	(4)	(8)
Other noninterest expense	(45)	(62)	(21)	(3)	(131)
Total noninterest expense	(47)	(63)	(22)	(7)	(139)
Income (loss) before income taxes	14	58	(3)	—	69
Provision (benefit) for income taxes	5	20	(1)	(2)	22
Net income (loss)	$9	$38	$(2)	$2	$47
Intersegment revenue	$—	$—	$6	$(6)	$—

Average balances
Loans held-for-sale	$56	$2,828	$—	$—	$2,884
Loans with government guarantees	—	444	—	—	444
Loans held-for-investment	5,566	3	—	—	5,569
Total assets	5,653	4,109	40	3,636	13,438
Deposits	7,073	—	1,558	—	8,631

	Six Months Ended June 30, 2017
	Community Banking	Mortgage Originations	Mortgage Servicing	Other	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$108	$62	$9	$1	$180
Net gain (loss) on loan sales	(3)	117	—	—	114
Representation and warranty benefit	—	7	—	—	7
Other noninterest income	14	43	29	9	95
Total net interest income and noninterest income	119	229	38	10	396
(Provision) benefit for loan losses	(2)	(2)	—	2	(2)
Depreciation and amortization expense	(4)	(3)	(2)	(9)	(18)
Other noninterest expense	(89)	(137)	(49)	(1)	(276)
Total noninterest expense	(93)	(140)	(51)	(10)	(294)
Income (loss) before income taxes	24	87	(13)	2	100
Provision (benefit) for income taxes	8	31	(5)	(2)	32
Net income (loss)	$16	$56	$(8)	$4	$68
Intersegment revenue	$(1)	$1	$9	$(9)	$—

Average balances
Loans held-for-sale	$18	$3,762	$—	$—	$3,780
Loans with government guarantees	—	318	—	—	318
Loans held-for-investment	5,898	6	—	29	5,933
Total assets	5,966	5,085	40	3,790	14,881
Deposits	7,408	—	1,359	—	8,767

	Six Months Ended June 30, 2016
	Community Banking	Mortgage Originations	Mortgage Servicing	Other	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$96	$43	$10	$7	$156
Net gain (loss) on loan sales	9	156	—	—	165
Representation and warranty benefit	—	6	—	—	6
Other noninterest income	13	11	28	10	62
Total net interest income and noninterest income	118	216	38	17	389
(Provision) benefit for loan losses	16	—	—	—	16
Depreciation and amortization expense	(4)	(2)	(2)	(7)	(15)
Other noninterest expense	(88)	(122)	(45)	(6)	(261)
Total noninterest expense	(92)	(124)	(47)	(13)	(276)
Income (loss) before income taxes	42	92	(9)	4	129
Provision (benefit) for income taxes	15	32	(3)	(1)	43
Net income (loss)	$27	$60	$(6)	$5	$86
Intersegment revenue	$(1)	$—	$12	$(11)	$—

Average balances
Loans held-for-sale	$117	$2,780	$—	$—	$2,897
Loans with government guarantees	—	460	—	—	460
Loans held-for-investment	5,611	7	—	—	5,618
Total assets	5,745	4,071	41	3,634	13,491
Deposits	6,984	—	1,357	—	8,341

Note 19 - Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

We adopted the following accounting standard updates (ASU) during 2017, none of which had a material impact to our financial statements:

Standard	Description	Effective Date
ASU 2016-17	Consolidation (Topic 810): Interests Held Through Related Parties That are Under Common Control	January 1, 2017
ASU 2016-09	Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting	January 1, 2017
ASU 2016-07	Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting	January 1, 2017
ASU 2016-06	Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments	January 1, 2017
ASU 2016-05	Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Relationships	January 1, 2017

Accounting Standards Issued But Not Yet Adopted

The following ASUs have been issued and are expected to result in a significant change to our significant accounting policies and/or have a significant financial impact:

Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU alters the current method for recognizing credit losses within the reserve account. Currently, an institution uses the incurred loss method, the new guidance requires financial assets to be presented at the net amount expected to be collected (i.e., net of expected credit losses). The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. We have established an internal steering committee to lead the implementation efforts. The steering committee is in the process of evaluating control and process framework, data, model, and resource requirements and areas where modifications will be required. We are currently evaluating the impact adoption of the guidance will have on our Consolidated Financial Statements, and highlight that any impact will be contingent upon the underlying characteristics of the affected portfolio and macroeconomic and internal forecasts at adoption date.

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

Revenue from Contracts with Customers - In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration in exchange for those goods or services. The FASB has voted to approve a year deferral of the effective date from January 1, 2017 to January 1, 2018. In April 2016, the FASB clarified the following two aspects: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to provide a limited number of changes to its revenue recognition standard. The amendments clarify the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes, and the timing for measuring customer payments that are not in cash. The amendment also specifies that a contract should be considered complete if all, or substantially all, of its revenue has been collected prior to making the transition to the new standard. In addition, the update clarifies the disclosure requirements for transition to the new standard by adjusting amounts from prior reporting periods. In December 2016, the FASB issued ASU 2016-20 Technical Corrections and Improvement to Topic 606, Revenue from Contracts with Customers. We expect to implement the revenue recognition guidance in the first quarter of 2018 utilizing the cumulative-effect approach. Our implementation of the guidance will include creation of an inventory of revenue contracts and assessing whether the recognition of revenue associated with each contract will be impacted by the new guidance, particularly related to certain fees. Lease contracts and financial instruments, which include loans and securities, are excluded from the scope of this standard. Therefore, we do not anticipate the implementation of the revenue recognition guidance to have a material impact on our Consolidated Financial Statements. The initial scoping has been completed and the amount of in scope revenue is limited, such that we do not expect implementation of the revenue recognition guidance to have a material impact on our Consolidated Financial Statements or associated disclosures.

The following ASUs have been issued and are not expected to have a material impact on our Consolidated Financial Statements and/or significant accounting policies:

Standard	Description	Effective Date
ASU 2017-11
Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope.
January 1, 2019
ASU 2017-10	Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services (a consensus of the FASB Emerging Issues Task Force)	January 1, 2018
ASU 2017-09	Update 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting	January 1, 2018
ASU 2017-08	Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities	January 1, 2019
ASU 2017-07	Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost	January 1, 2018
ASU 2017-06	Plan Accounting - Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting	January 1, 2019
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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of June 30, 2017, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of June 30, 2017.

(b)
Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended June 30, 2017.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended June 30, 2017.

Item 3. Defaults upon Senior Securities

The Company had no defaults on senior securities.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc., as amended

3.2	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 10-Q, dated November 7, 2016, and incorporated herein by reference).

10.1	Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan Restricted Stock Unit and Performance Share Unit Senior Executive Officer Form of Award Agreement

11	Statement regarding computation of per share earnings is incorporated by reference to Note 13 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2017, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	August 7, 2017	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc., as amended

3.2	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 10-Q, dated November 7, 2016, and incorporated herein by reference).

10.1	Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan Restricted Stock Unit and Performance Share Unit Senior Executive Officer Form of Award Agreement

11	Statement regarding computation of per share earnings is incorporated by reference to Note 13 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2017, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.