Form 10-Q
period 2017-09-30
FLAGSTAR BANCORP INC
filed 2017-11-06
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of November 2, 2017, 57,181,536 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
AFS	Available for Sale	HELOC	Home Equity Lines of Credit
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	HELOAN	Home Equity Loan
ALCO	Asset Liability Committee	Home equity	second mortgages, HELOANs, HELOCs
ALLL	Allowance for Loan & Lease Losses	HTM	Held to Maturity
AOCI	Accumulated Other Comprehensive Income (Loss)	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	LHFI	Loans Held-for-Investment
Basel III	Basel Committee on Banking Supervision Third Basel Accord	LHFS	Loans Held-for-Sale
C&I	Commercial and Industrial	LTV	Loan-to-Value
CDARS	Certificates of Deposit Account Registry Service	Management	Flagstar Bancorp’s Management
CFPB	Consumer Financial Protection Bureau	MBIA	MBIA Insurance Corporation
CLTV	Combined Loan to Value	MBS	Mortgage-Backed Securities
Common Stock	Common Shares	MD&A	Management's Discussion and Analysis
CRE	Commercial Real Estate	MSR	Mortgage Servicing Rights
DFAST	Dodd-Frank Stress Test	N/A	Not Applicable
DOJ	United States Department of Justice	NYSE	New York Stock Exchange
DTA	Deferred Tax Asset	OCC	Office of the Comptroller of the Currency
EVE	Economic Value of Equity	OTTI	Other-Than-Temporary-Impairment
Fannie Mae/FNMA	Federal National Mortgage Association	QTL	Qualified Thrift Lending
FASB	Financial Accounting Standards Board	RWA	Risk Weighted Assets
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FEMA	Federal Emergency Management Agency	SFR	Single Family Residence
FHA	Federal Housing Administration	TARP Preferred	Troubled Asset Relief Program Fixed Rate Cumulative Perpetual Preferred Stock, Series C
FHLB	Federal Home Loan Bank	TDR	Trouble Debt Restructuring
FICO	Fair Isaac Corporation	UPB	Unpaid Principal Balance
FRB	Federal Reserve Bank	U.S. Treasury	United States Department of Treasury
Freddie Mac	Federal Home Loan Mortgage Corporation	VIE	Variable Interest Entities
FTE	Full Time Equivalent	XBRL	eXtensible Business Reporting Language
GAAP	United States Generally Accepted Accounting Principles

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the third quarter of 2017, which should be read in conjunction with the financial statements and related notes set forth in Part I, Item 1 of this Form 10-Q and Part II, Item 8 of Flagstar Bancorp, Inc.'s 2016 Annual Report on Form 10-K for the year ended December 31, 2016.

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

Introduction

We are a leading Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. Based on our assets at September 30, 2017, we are one of the largest banks headquartered in Michigan, providing commercial, small business, and consumer banking services, and the 5th largest bank mortgage originator in the nation. At September 30, 2017, we had 3,495 full-time equivalent employees inclusive of account executives and loan officers. Our common stock is listed on the NYSE under the symbol "FBC." As of September 30, 2017, we are considered a controlled company for NYSE purposes, because approximately 62.3 percent of our common stock is owned by MP Thrift Investments, L.P. which is managed by MatlinPatterson, a leading global alternative asset manager.

We have a unique, relationship-based business model which leverages our full-service bank’s capabilities with our national mortgage customer base to create and build enduring commercial relationships with growth opportunities. Our banking network emphasizes the delivery of a complete set of banking and mortgage products and services and we distinguish ourselves by crafting specialized solutions for our customers, local delivery, high quality customer service and competitive product pricing. Our community bank growth model has focused on attracting seasoned bankers with larger, regional bank lending experience who can bring their long-term customer relationships to Flagstar. At September 30, 2017, we operated 99 full service banking branches throughout Michigan's major markets where we offer a full set of banking products to consumer, commercial, and government customers.

We originate mortgages through a wholesale network of brokers and correspondents in all 50 states, as well as 95 retail locations in 27 states, representing the combined retail branches of Flagstar and Opes Advisors' mortgage division. The Bank has the opportunity to expand these relationships by providing warehouse lending, mortgage servicing and other services to our third party originators. Servicing and subservicing of loans provides fee income and generates a stable long-term source of funding through company controlled deposits.

We believe our transformation into a strong commercial bank, our flexible mortgage servicing platform, and focus on service creates a significant competitive advantage in the markets in which we compete. The management team we have assembled is focused on developing substantial and attractive growth opportunities that generate profitable results from operations. We believe our lower risk profile and strong capital level position us to take advantage of opportunities to deliver attractive shareholder returns over the long term.

Operating Segments

Our operations are conducted through our three operating segments: Community Banking, Mortgage Originations, and Mortgage Servicing. Additionally, our Other segment includes the remaining reported activities. For additional information, please see MD&A - Operating Segments and Note 19 - Segment Information.

Selected Financial Ratios
(Dollars in millions, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016 (1)	2017	2016 (1)
Selected Mortgage Statistics:
Mortgage rate lock commitments (fallout-adjusted) (2)	$8,898	$8,291	$23,896	$23,281
Mortgage loans sold and securitized	8,924	8,723	22,397	23,611
Selected Ratios:
Interest rate spread	2.58%	2.36%	2.56%	2.43%
Net interest margin	2.78%	2.58%	2.74%	2.62%
Return on average assets	0.99%	1.61%	0.94%	1.40%
Return on average equity	11.10%	16.53%	10.23%	12.59%
Return on average common equity	11.10%	17.45%	10.23%	14.52%
Equity/assets ratio (average for the period)	8.95%	9.75%	9.16%	11.05%
Efficiency ratio	73.5%	59.9%	73.9%	66.9%
Effective tax provision rate	32.4%	34.3%	32.3%	33.8%
Average Balances:
Average common shares outstanding	57,162,025	56,580,238	57,062,696	56,556,188
Average fully diluted shares outstanding	58,186,593	57,933,806	58,133,296	57,727,262
Average interest-earning assets	$14,737	$12,318	$13,709	$11,944
Average interest paying liabilities	$12,297	$9,773	$11,481	$9,600
Average stockholders' equity	$1,471	$1,379	$1,412	$1,515

	September 30, 2017	December 31, 2016	September 30, 2016 (1)
Selected Statistics:
Book value per common share	$25.38	$23.50	$22.72
Tangible book value per share (3)	$25.01	$23.50	$22.72
Number of common shares outstanding	57,181,536	56,824,802	56,597,271
Equity-to-assets ratio	8.60%	9.50%	9.01%
Common equity-to-assets ratio	8.60%	9.50%	9.01%
Capitalized value of MSRs	1.15%	1.07%	0.96%
Bancorp Tier 1 leverage (to adjusted avg. total assets) (4)	8.80%	8.88%	8.88%
Bank Tier 1 leverage (to adjusted avg. total assets)	9.38%	10.52%	10.55%
Number of banking centers	99	99	99
Number of FTE	3,495	2,886	2,881

(1)
Includes redemption of TARP Preferred occurring on July 29, 2016, which resulted in a reduction of $372 million in stockholder's equity. Also, includes $250 million issuance of 6.125% Senior Note occurring on July 11, 2016, which was used to redeem and bring current the dividends on the TARP Preferred.

(2)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

(3)
Excludes goodwill and intangibles of $21 million, zero, and zero at September 30, 2017, December 31, 2016, and September 30, 2016, respectively, included in Other Assets on the Consolidated Statement of Financial Condition. See Non-GAAP Financial Measures for further information.

(4)	Basel III transitional.

Executive Overview

The third quarter 2017 resulted in solid earnings of $40 million, or $0.70 per diluted share. Our transformation into a strong commercial bank continued this quarter. In the nine months ended September 30, 2017, net interest income was $47 million on average earning asset growth of $1.8 billion, or 15 percent led by increases in our commercial loan portfolio. The expansion of our commercial loan portfolio has generated net interest income growth and provides earnings stability in a challenging mortgage environment. We also continued to maintain solid liquidity and disciplined deposit growth, which saw total average deposits increase $244 million, or 3 percent in the first nine months of 2017 driven by higher retail deposits.

Even in the currently challenging mortgage market, our mortgage closings increased 3 percent in the nine months ended September 30, 2017 compared to the first nine months ended September 30, 2016 driven by our 2017 acquisitions of Opes Advisors (Opes) and the delegated correspondent business of Stearns Lending (Stearns). Our gain on loan sale margin was 84 basis points at September 30, 2017 reflecting the increase in distributed retail due to the integration of Opes. We believe this shift in mix should positively impact our gain on sale margin going forward.

Our noninterest expense increased $47 million in the first nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 largely due to our ongoing growth initiatives and operating expenses from Opes. The remaining expenses, associated with balance sheet expansion and growing Community Bank revenues, reflected our cost discipline and had a very low, incremental efficiency ratio. Credit costs were negligible, as net charge-offs, nonperforming loans and delinquencies remain at very low levels.

The federal banking agencies issued a notice of proposed rulemaking (NPR) regarding several proposed simplifications of the Basel III capital rules. If enacted as proposed, these changes would accelerate the capital formation necessary to support further balance sheet growth, improve our capital flexibility to better manage the uncertainties of the MSR market and allow us to hold more MSRs which are a high yielding asset that we fund efficiently and hedge well. We believe this should improve our position to continue to execute on our business strategy, matching superior asset generation capabilities, supported by the capital and liquidity to grow the Bank prudently, thereby creating value for our shareholders.

Earnings Performance

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in millions, except share data)
Net interest income	$103	$80	$23	$283	$236	$47
Provision (benefit) for loan losses	2	7	(5)	4	(9)	13
Total noninterest income (1)	130	156	(26)	346	389	(43)
Total noninterest expense	171	142	29	465	418	47
Provision for income taxes	20	30	(10)	52	73	(21)
Net income	$40	$57	$(17)	$108	$143	$(35)
Income per share
Basic	$0.71	$0.98	$(0.27)	$1.90	$2.21	$(0.31)
Diluted	$0.70	$0.96	$(0.26)	$1.86	$2.16	$(0.30)

(1)
Included in both the three and nine months ended September 30, 2016 is a $24 million benefit ($16 million after tax benefit) related to a decrease in the fair value of the Department of Justice ("DOJ") settlement liability.

Net income decreased $17 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Net interest income increased $23 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016 primarily driven by a $2.4 billion increase in interest-earning assets led by strong commercial loan growth and higher LHFS along with an increase in average rates. The improvement in net interest income was more than offset by a $29 million increase in noninterest expense primarily driven by ongoing growth initiatives and operating expenses associated with the recent acquisition of Opes and a $26 million decrease in noninterest income primarily resulting from a $24 million decrease in the fair value of the DOJ settlement liability we recognized in the third quarter of 2016.

Net income decreased $35 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. Net interest income increased $47 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily driven by growth in interest-earning assets, partially offset by a $9 million increase in interest expense related to our Senior Notes which were issued in the third quarter 2016 to fund the redemption of our TARP Preferred. The increase in net interest income was offset by an increase in noninterest expense of $47 million, primarily driven by an increase in operating expenses associated with our 2017 acquisitions of Opes and Stearns. In addition, we had a decrease in noninterest income of $43 million, primarily due to lower net gain on loan sales and a $24 million decrease in the fair value of the DOJ settlement liability recognized in the third quarter of 2016. In the nine months ended September 30, 2017, our provision for loan losses of $4 million reflects the strong credit quality of our loan portfolios and the sustained low level of net charge-offs. The $9 million benefit for loan losses for the nine months ended September 30, 2016 resulted primarily from the sale of $1.2 billion UPB of performing residential first mortgage loans and $110 million UPB of nonperforming, TDR and non-agency loans.

Net Interest Income

The following tables present, on a consolidated basis, interest income from average assets and liabilities, expressed in dollars and yields:

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$4,476	$45	3.99%	$3,416	$30	3.51%
Loans held-for-investment
Residential first mortgage	2,594	22	3.32%	2,090	17	3.17%
Home equity	486	6	5.11%	460	6	5.03%
Other	26	—	4.52%	30	—	4.59%
Total Consumer loans	3,106	28	3.61%	2,580	23	3.52%
Commercial Real Estate	1,646	19	4.43%	1,082	9	3.43%
Commercial and Industrial	1,073	13	4.77%	633	7	4.27%
Warehouse Lending	978	12	4.82%	1,553	17	4.21%
Total Commercial loans	3,697	44	4.63%	3,268	33	3.96%
Total loans held-for-investment (1)	6,803	72	4.16%	5,848	56	3.77%
Loans with government guarantees	264	3	4.58%	432	4	3.88%
Investment securities	3,101	20	2.58%	2,516	16	2.55%
Interest-earning deposits	93	—	1.23%	106	—	0.48%
Total interest-earning assets	14,737	140	3.77%	12,318	106	3.42%
Other assets	1,702			1,830
Total assets	$16,439			$14,148
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$489	$—	0.14%	$509	$—	0.20%
Savings deposits	3,838	7	0.76%	3,751	8	0.77%
Money market deposits	276	—	0.57%	250	—	0.41%
Certificates of deposit	1,182	4	1.19%	1,071	3	1.05%
Total retail deposits	5,785	11	0.78%	5,581	11	0.75%
Government deposits
Demand deposits	250	—	0.43%	243	—	0.39%
Savings deposits	362	1	0.71%	478	1	0.52%
Certificates of deposit	329	1	0.89%	355	—	0.52%
Total government deposits	941	2	0.70%	1,076	1	0.49%
Wholesale deposits and other	35	—	1.49%	—	—	—%
Total interest-bearing deposits	6,761	13	0.78%	6,657	12	0.71%
Short-term Federal Home Loan Bank advances and other	3,809	11	1.17%	1,073	1	0.44%
Long-term Federal Home Loan Bank advances	1,234	6	1.99%	1,576	7	1.81%
Other long-term debt	493	7	5.09%	467	6	4.86%
Total interest-bearing liabilities	12,297	37	1.19%	9,773	26	1.06%
Noninterest-bearing deposits (2)	2,244			2,469
Other liabilities	427			527
Stockholders’ equity	1,471			1,379
Total liabilities and stockholders' equity	$16,439			$14,148
Net interest-earning assets	$2,440			$2,545
Net interest income		$103			$80
Interest rate spread (3)			2.58%			2.36%
Net interest margin (4)			2.78%			2.58%
Ratio of average interest-earning assets to interest-bearing liabilities			119.9%			126.0%

(1)	Includes nonaccrual loans, for further information relating to nonaccrual loans, see Note 4 - Loans Held-for-Investment.

(2)	Includes noninterest-bearing company controlled deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$4,014	$119	3.96%	$3,071	$83	3.64%
Loans held-for-investment
Residential first mortgage	2,497	62	3.34%	2,365	56	3.14%
Home equity	453	17	5.04%	485	19	5.23%
Other	26	1	4.52%	29	1	4.82%
Total Consumer loans	2,976	80	3.61%	2,879	76	3.51%
Commercial Real Estate	1,482	47	4.15%	936	24	3.40%
Commercial and Industrial	929	33	4.71%	601	19	4.12%
Warehouse Lending	840	30	4.70%	1,279	41	4.25%
Total Commercial loans	3,251	110	4.45%	2,816	84	3.94%
Total loans held-for-investment (1)	6,227	190	4.05%	5,695	160	3.72%
Loans with government guarantees	300	10	4.41%	450	12	3.40%
Investment securities	3,093	59	2.55%	2,589	50	2.58%
Interest-earning deposits	75	1	1.08%	139	1	0.50%
Total interest-earning assets	13,709	379	3.68%	11,944	306	3.40%
Other assets	1,697			1,767
Total assets	$15,406			$13,711
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$502	$1	0.16%	$479	$1	0.17%
Savings deposits	3,899	22	0.76%	3,720	21	0.78%
Money market deposits	264	1	0.49%	285	1	0.44%
Certificates of deposit	1,116	9	1.12%	789	7	1.21%
Total retail deposits	5,781	33	0.76%	5,273	30	0.77%
Government deposits
Demand deposits	228	1	0.41%	234	1	0.39%
Savings deposits	410	2	0.59%	432	2	0.52%
Certificates of deposit	314	1	0.73%	563	1	0.35%
Total government deposits	952	4	0.59%	1,229	4	0.42%
Wholesale deposits and other	16	—	1.21%	—	—	—%
Total interest-bearing deposits	6,749	37	0.74%	6,502	34	0.70%
Short-term Federal Home Loan Bank advances and other	3,028	23	1.01%	1,190	4	0.41%
Long-term Federal Home Loan Bank advances	1,211	17	1.92%	1,587	22	1.88%
Other long-term debt	493	19	5.06%	321	10	4.05%
Total interest-bearing liabilities	11,481	96	1.12%	9,600	70	0.97%
Noninterest-bearing deposits (2)	2,098			2,101
Other liabilities	415			495
Stockholders’ equity	1,412			1,515
Total liabilities and stockholders' equity	$15,406			$13,711
Net interest-earning assets	$2,228			$2,344
Net interest income		$283			$236
Interest rate spread (3)			2.56%			2.43%
Net interest margin (4)			2.74%			2.62%
Ratio of average interest-earning assets to interest-bearing liabilities			119.4%			124.4%

(1)	Includes nonaccrual loans, for further information relating to nonaccrual loans, see Note 4 - Loans Held-for-Investment.

(2)	Includes noninterest-bearing company controlled deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables present the dollar amount of changes in interest income and interest expense for the components of interest-earning assets and interest-bearing liabilities. The table distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant). The rate/volume variances are allocated to rate.

	Three Months Ended September 30,
	2017 Versus 2016 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$6	$9	$15
Loans held-for-investment
Residential first mortgage	1	4	5
Total Consumer loans	1	4	5
Commercial Real Estate	5	5	10
Commercial and Industrial	1	5	6
Warehouse Lending	1	(6)	(5)
Total Commercial loans	7	4	11
Total loans held-for-investment	8	8	16
Loans with government guarantees	1	(2)	(1)
Investment securities	—	4	4
Total interest-earning assets	$15	$19	$34
Interest-Bearing Liabilities
Interest-bearing deposits	$1	$—	$1
Short-term Federal Home Loan Bank advances and other	7	3	10
Long-term Federal Home Loan Bank advances	1	(2)	(1)
Other long-term debt	—	1	1
Total interest-bearing liabilities	9	2	11
Change in net interest income	$6	$17	$23

	Nine Months Ended September 30,
	2017 Versus 2016 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$10	$26	$36
Loans held-for-investment
Residential first mortgage	3	3	6
Home equity	—	(2)	(2)
Total Consumer loans	3	1	4
Commercial Real Estate	9	14	23
Commercial and Industrial	4	10	14
Warehouse Lending	3	(14)	(11)
Total Commercial loans	16	10	26
Total loans held-for-investment	19	11	30
Loans with government guarantees	2	(4)	(2)
Investment securities	(1)	10	9
Total interest-earning assets	$30	$43	$73
Interest-Bearing Liabilities
Interest-bearing deposits	$1	$2	$3
Short-term Federal Home Loan Bank advances and other	14	5	19
Long-term Federal Home Loan Bank advances	—	(5)	(5)
Other long-term debt	4	5	9
Total interest-bearing liabilities	19	7	26
Change in net interest income	$11	$36	$47

Comparison to Prior Year Quarter

Net interest income increased $23 million or 29 percent for the three months ended September 30, 2017, compared to the same period in 2016. This increase was primarily driven by growth in interest-earning assets and an increase in average rates within the LHFI and LHFS portfolios. This was partially offset by an increase in average rates and average balance on short-term FHLB advances.

Our net interest margin for the three months ended September 30, 2017 was 2.78 percent, compared to 2.58 percent for the three months ended September 30, 2016. The net 20 basis point increase was driven by an increase in higher yielding commercial loans and higher interest income on LHFS. This increase was partially offset by higher average rates on short-term FHLB advances.

For the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, total interest-earning assets increased $2.4 billion to $14.7 billion, led by growth in LHFS primarily due to accumulation of loans in support of residential mortgage backed securitizations. Additionally, the $955 million increase in LHFI average balance was primarily driven by a $526 million increase in consumer loans through the addition of high quality jumbo loans and HELOCs and a $429 million increase in average commercial loans was consistent with our strategy to grow the community bank. Average warehouse loans have decreased $575 million which is more than offset by increases in our C&I and CRE portfolios demonstrating our shift to higher yielding loans.

Average interest-bearing liabilities increased $2.5 billion for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The increase was primarily driven by a $2.7 billion increase in short-term FHLB advances used to fund our most liquid assets including LHFS.

Comparison to Prior Year to Date

Net interest income increased $47 million for the nine months ended September 30, 2017, compared to the same period in 2016, primarily driven by growth in interest-earning assets, led by an increase in LHFS, and an increase in average rates. This was partially offset by an increase in average rates and average balances of borrowings, primarily related to short-term FHLB advances and the issuance of our Senior Notes in the third quarter 2016.

Our net interest margin for the nine months ended September 30, 2017 was 2.74 percent, compared to 2.62 percent for the nine months ended September 30, 2016. The net 12 basis point increase was positively impacted by an increase in market rates, a higher yielding commercial loan portfolio and stable core deposits. This improvement was partially offset by higher rates on short-term FHLB advances driven by an increase in market rates and the issuance of our Senior Notes in the third quarter 2016.

For the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, average interest-earning assets increased $1.8 billion, led by a $943 million increase in LHFS due to extending turn times and accumulation of loans in support of residential mortgage backed securitizations. The combined $939 million increase in average investment securities and average commercial loans was consistent with our strategy to grow the community bank and enhance the yield on our interest-earning assets. Commercial loans increased 15 percent due to growth in the CRE and C&I portfolios, including growth in home builder lending all of which more than offset the decrease in warehouse lending.

Average interest-bearing liabilities increased $1.9 billion for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase was primarily driven by a net $1.5 billion increase in FHLB advances used to fund balance sheet growth, $247 million increase in total deposits and the issuance of our Senior Notes in the third quarter 2016.

Provision (Benefit) for Loan Losses

Comparison to Prior Year Quarter

The provision (benefit) for loan losses was a provision of $2 million during the three months ended September 30, 2017, compared to a provision of $7 million during the three months ended September 30, 2016. During the three months ended September 30, 2017, the $2 million provision reflects continued low level of net charge-offs and the strong credit quality of our loan portfolios. The $7 million provision during the three months ended September 30, 2016 was largely to reserve for loans with government guarantees.

Comparison to Prior Year to Date

The provision (benefit) for loan losses was a provision of $4 million for the nine months ended September 30, 2017, compared to a benefit of $9 million during the nine months ended September 30, 2016. The $4 million provision for the nine months ended September 30, 2017 reflects continued low level of net charge-offs and the strong credit quality of the loan portfolio. The $9 million benefit for the nine months ended September 30, 2016 resulted primarily from the sale of $1.2 billion UPB of performing residential first mortgage loans and $110 million UPB of nonperforming, TDR and non-agency loans.

For further information on the provision for loan losses see MD&A - Allowance for Loan Losses.

Noninterest Income

The following tables provide information on our noninterest income along with additional details related to our net gain on loan sales and other mortgage metrics:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in millions)
Net gain on loan sales	$75	$94	$(19)	$189	$259	$(70)
Loan fees and charges	23	22	1	58	56	2
Deposit fees and charges	5	5	—	14	17	(3)
Loan administration income	5	4	1	16	14	2
Net return (loss)on mortgage servicing rights	6	(11)	17	26	(21)	47
Representation and warranty benefit	4	6	(2)	11	12	(1)
Other noninterest income	12	36	(24)	32	52	(20)
Total noninterest income	$130	$156	$(26)	$346	$389	$(43)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)	$8,898	$8,291	$23,896	$23,281
Net margin on mortgage rate lock commitments (fallout-adjusted) (1) (2)	0.84%	1.13%	0.79%	1.05%
Gain on loan sales LHFS + net return (loss) on the MSR	$81	$83	$215	$223
Mortgage loans sold and securitized	8,924	8,723	22,397	23,611
Net margin on loans sold and securitized	0.84%	1.08%	0.84%	1.03%

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the level of interest rates.

(2)	Gain on sale margin is based on net gain on loan sales related to LHFS to fallout-adjusted mortgage rate lock commitments.

Comparison to Prior Year Quarter

Total noninterest income decreased $26 million during the three months ended September 30, 2017, compared to the same period in 2016.

Net gain on loan sales decreased $19 million during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The net gain on loan sales margin decreased 24 basis points with fallout adjusted lock yields decreasing 0.29 basis points to 0.84 percent primarily due to more competitive pricing. Lower margins were partially offset by a 7.3 percent increase in fallout adjusted mortgage locks driven primarily by the Opes and Stearns acquisitions that occurred in 2017.

Net return on MSRs (including the impact of economic hedges) increased $17 million during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The increase was primarily driven by improvements in fair value due to a more stable prepayment environment and improvements in our hedging program, partially offset by a decrease in service fee income resulting from lower MSR balance due to sales that occurred throughout 2017.

Other noninterest income decreased $24 million during the three months ended September 30, 2017, compared to the three months ended September 30, 2016 due to a $24 million reduction in the DOJ settlement liability that occurred in the third quarter of 2016.

Comparison to Prior Year to Date

Total noninterest income decreased $43 million during the nine months ended September 30, 2017, compared to the same period in 2016.

Net gain on loan sales decreased $70 million during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The net gain on loan sales margin decreased 19 basis points primarily driven by more competitive pricing and our decision to extend turn times on sales of LHFS which shifts earnings from gain on sale to net interest income. During the nine months ended September 30, 2017, turn times on sales of LHFS were an average of 52 days compared to an average of 35 days during the nine months ended September 30, 2016. As of September 30, 2017, we continue to selectively decide whether to extend turn times on sale of LHFS if, in its estimation, such extensions provide favorable economics. The decrease in net gain on loan sales was also attributed to the sale of performing LHFI that occurred during the nine months ended September 30, 2016 which resulted in a $14 million gain. The decreases in net gain on loan sales were partially offset by a shift in mix which includes an increase in distributed retail due to the integration of Opes.

Deposit fees and charges decreased $3 million during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The decrease was primarily due to lower exchange fee income resulting from limitations set by the Durbin amendment, which became applicable to the Bank on July 1, 2016.

Net return on MSRs was $26 million for the nine months ended September 30, 2017, compared to a loss of $21 million during the nine months ended September 30, 2016. The $47 million increase was primarily driven by a more stable prepayment environment and improvements in our hedging program, partially offset by lower servicing fee income resulting from a lower MSR balance and higher transaction costs driven by MSR sales that occurred in the first nine months of 2017. During the nine months ended September 30, 2017, we sold MSRs with a fair value of $260 million.

Other noninterest income decreased $20 million during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The decrease was primarily due to a $24 million reduction in the DOJ settlement liability that occurred in the third quarter of 2016.

Noninterest Expense

The following table sets forth the components of our noninterest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in millions)
Compensation and benefits	$76	$69	$7	$219	$203	$16
Commissions	23	16	7	49	40	9
Occupancy and equipment	28	21	7	75	64	11
Loan processing expense	15	13	2	41	40	1
Legal and professional expense	7	5	2	22	20	2
Other noninterest expense	22	18	4	59	51	8
Total noninterest expense	$171	$142	$29	$465	$418	$47
Efficiency ratio	73.5%	59.9%	13.6%	73.9%	66.9%	7.0%

	September 30, 2017	June 30, 2017	Change	September 30, 2017	December 31, 2016	Change
Number of FTE	3,495	3,432	63	3,495	2,886	609

Comparison to Prior Year Quarter

Noninterest expense increased $29 million to $171 million during the three months ended September 30, 2017, compared to $142 million during the three months ended September 30, 2016. The increase is driven by growth initiatives and operating expenses associated with the recent acquisition of Opes which will support future revenue growth. Increases in those related expenses include an increase in compensation and benefits due to higher headcount, an increase in commissions attributable to increased loan production, and an increase in occupancy and equipment costs to support the capital needs of our expanded business.

Comparison to Prior Year to Date

Noninterest expense increased $47 million to $465 million during the nine months ended September 30, 2017, compared to $418 million during the nine months ended September 30, 2016. The increase was primarily driven by higher operating expenses associated with growth initiatives and our 2017 acquisitions of Opes and Stearns, including an increase in compensation and benefits due to an increase in headcount and higher commissions. Additionally, noninterest expense increased as a result of higher occupancy and equipment to support the capital needs of our expanded business and an increase in advertising related to a direct mail and brand awareness campaign.

Provision (benefit) for Income Taxes

Our provision for income taxes for the three and nine months ended September 30, 2017 was $20 million and $52 million, respectively, compared to a provision of $30 million and $73 million during the three and nine months ended September 30, 2016, respectively.

Our effective tax provision rate for the three and nine months ended September 30, 2017 was 32.4 percent and 32.3 percent, respectively, compared to 34.3 percent and 33.8 percent for the three and nine months ended September 30, 2016, respectively.

Our effective tax provision rate for the three and nine months ended September 30, 2017 differs from the combined federal and state statutory tax rate primarily due to a benefit from tax-exempt earnings, partially offset by nondeductible expenses.

For further information, see Note 15 - Income Taxes.

Loan Originations, Sales and Servicing

The majority of our total loan originations during the nine months ended September 30, 2017 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale to the Agencies. During the nine months ended September 30, 2017, sales of loans totaled $22.4 billion, or 90.8 percent of originations compared to $23.6 billion, or 99.0 percent of originations during the nine months ended September 30, 2016, with the decrease primarily due to the accumulation of loans in support of our residential mortgage backed securitizations. As of September 30, 2017, we had outstanding commitments to sell $6.6 billion of mortgage loans. Generally, these commitments are funded within 120 days. At September 30, 2017 and December 31, 2016, consumer LHFS totaled $4.9 billion and $3.2 billion, respectively, which are primarily residential mortgage loans. The $1.7 billion increase is the result of seasonally higher mortgage activity and the accumulation of loans in support of our next residential mortgage backed securitization.

On October 31, 2017, the Company closed on a securitization of $576 million of residential mortgage-backed certificates (RMBS) issued by Flagstar Mortgage Trust 2017-2 (FSMT 2017-2). On July 31, 2017, the Company closed on a securitization of $444 million of RMBS issued by Flagstar Mortgage Trust 2017-1 (FSMT 2017-1). Both loan sales are comprised of loans Flagstar originated through our retail, broker and correspondent channels. The collateral consists of high-quality 15 to 30 year, fully amortizing conforming and jumbo fixed-rate loans.

In addition, we originate or purchase residential first mortgage loans, other consumer loans, and commercial loans for our LHFI portfolios. Our revenues include noninterest income from sales of residential first mortgages to the Agencies, net interest income, and revenue from servicing of loans for others.

We utilize multiple production channels to originate or acquire mortgage loans on a national scale to generate high returns on capital. This helps grow the servicing business and provides stable, low cost funding for the Community Bank segment. We continue to leverage technology to streamline the mortgage origination process, thereby bringing service and convenience to borrowers and correspondents. We also continue to make available to our customers various web-based tools that facilitate the mortgage loan process through each of our production channels. We intend to continue to seek new ways to expand our relationships with borrowers and correspondents to provide the necessary capital and liquidity to grow the Mortgage Servicing and the Community Bank segments.

The following table presents loan originations by portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Consumer loans
Residential first mortgage	$9,572	$9,192	$24,659	$23,856
Home equity (1)	94	50	225	137
Total consumer loans	9,666	9,242	24,884	23,993
Commercial loans (2)	265	248	932	496
Total loan originations	$9,931	$9,490	$25,816	$24,489

(1)	Includes second mortgage loans, HELOC loans, and other consumer loans.

(2)	Includes commercial real estate and commercial and industrial loans.

Additionally, our Mortgage Servicing segment provides servicing of residential mortgages for our own LHFI portfolio and may service or subservice loans which we have sold or securitized. Mortgage loans are serviced and subserviced for others on a fee for service basis and we may also collect ancillary fees and earn income through the use of noninterest-bearing escrows. Revenue for those serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the status of the underlying loans.

The following table presents the UPB (net of write downs) of residential loans serviced and subserviced and the number of accounts associated with those loans.

	September 30, 2017		December 31, 2016
	Amount	Number of accounts	Amount	Number of accounts
	(Dollars in millions)
Residential loan servicing
Serviced for own loan portfolio (1)	$7,376	31,135	$5,816	29,244
Serviced for others	21,342	87,215	31,207	133,270
Subserviced for others (2)	62,351	296,913	43,127	220,075
Total residential loans serviced	$91,069	415,263	$80,150	382,589

(1)	Includes LHFI (residential first mortgage and home equity), LHFS (residential first mortgage), loans with government guarantees (residential first mortgage), and repossessed assets.

(2)	Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs. Includes repossessed assets.

OPERATING SEGMENTS

Overview

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 19 - Segment Information, and other sections of this report for a full understanding of our consolidated financial performance.

The following table presents net income (loss) by operating segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in millions)
Community Banking	$10	$7	$3	$26	$34	$(8)
Mortgage Originations	31	39	(8)	87	99	(12)
Mortgage Servicing	(4)	(3)	(1)	(12)	(9)	(3)
Other	3	14	(11)	7	19	(12)
Total net income	$40	$57	$(17)	$108	$143	$(35)

Community Banking

Comparison to Prior Year Quarter

During the three months ended September 30, 2017, the Community Banking segment reported net income of $10 million, compared to $7 million for the three months ended September 30, 2016. The increase in net income was primarily due to a $9 million increase in net interest income from higher average loan balances, led by growth in commercial loans and higher average loan yields as well as a $6 million improvement in provision for loan losses due to improved credit quality. These increases were partially offset by a $7 million increase in noninterest expense driven by higher volume-driven expenses and growth initiatives which will support future revenue growth.

Comparison to Prior Year to Date

During the nine months ended September 30, 2017, the Community Banking segment reported net income of $26 million, compared to $34 million for the nine months ended September 30, 2016. The $8 million decrease in net income was primarily due to a $15 million decrease in net gain on loans sales and a $12 million increase in provision for loan losses, primarily resulting from the sale of performing residential loans out of the LHFI portfolio during the nine months ended September 30, 2016. These decreases were partially offset by a $21 million increase in net interest income due to loan growth, led by an increase in commercial loans and higher average loan yields.

Mortgage Originations

Comparison to Prior Year Quarter

The Mortgage Originations segment's net income decreased $8 million to $31 million during the three months ended September 30, 2017, compared to $39 million in the three months ended September 30, 2016. The decrease was primarily due to a $24 million increase in noninterest expense during the three months ended September 30, 2017, primarily driven by higher compensation and benefits due to growth initiatives and higher commissions resulting from higher loan production. Additionally, the net gain on loans sales decreased $16 million driven by a 29 basis point decrease in margin resulting from a more competitive market and product mix. These decreases in net income were partially offset by a $17 million increase in the net return on MSRs driven by increases in the interest rate environment experienced during the third quarter of 2017 which resulted in lower prepayments and favorable fair value adjustments, as well as a $10 million increase in net interest income primarily due to an increase in mortgage volume and the benefit of extended turn times which shifts earnings from gain on sale to net interest income.

Comparison to Prior Year to Date

The Mortgage Originations segment's net income decreased $12 million to $87 million during the nine months ended September 30, 2017, compared to $99 million in the nine months ended September 30, 2016. The decrease was primarily due to a $55 million decrease in net gain on loan sales driven by a 26 basis point decrease in margin resulting from product mix and a more competitive market. Other noninterest expense increased $39 million primarily due to higher operating expenses associated with growth initiatives, which include an increase in compensation and benefits and higher commissions resulting from an increase in mortgage volume. These decreases in net income were partially offset by a $47 million increase in net return on MSRs primarily due to an increase in the interest rate environment in the first nine months of 2017 which resulted in lower prepayments and favorable fair value adjustments. Net interest income increased $29 million primarily resulting from an increase in mortgage activity and the benefit of extending turn times.

Mortgage Servicing

Comparison to Prior Year Quarter

The Mortgage Servicing segment reported a net loss of $4 million for the three months ended September 30, 2017, compared to a net loss of $3 million for the three months ended September 30, 2016. The increase in net losses is primarily due to a decrease in loan administration income, partially offset by higher subservicing fees driven by an increase in average portfolio volume and an improvement in other noninterest expenses.

Comparison to Prior Year to Date

The Mortgage Servicing segment reported a net loss of $12 million for the nine months ended September 30, 2017, compared to a net loss of $9 million for the nine months ended September 30, 2016. The increase in net losses is primarily due to a decrease in loan administration income and a decrease in net interest income due to lower average company controlled deposits, partially offset by higher subservicing fees driven by higher average portfolio volume.

Other

Comparison to Prior Year Quarter

For the three months ended September 30, 2017, the Other segment's net income was $3 million, compared to net income of $14 million for the three months ended September 30, 2016. The $11 million decrease is primarily due to a $24 million decrease in the fair value of the DOJ settlement liability which was recorded in the third quarter of 2016. This decrease is partially offset by an increase in net interest income due to higher average investment balances due to the pulling ahead of planned purchases of investments to take advantage of a higher market return.

Comparison to Prior Year to Date

For the nine months ended September 30, 2017, the Other segment's net income was $7 million, compared to net income of $19 million for the nine months ended September 30, 2016. The $12 million decrease was primarily due a $24 million decrease in the fair value of the DOJ settlement liability which was recorded in the third quarter of 2016, partially offset by decrease in noninterest expense.

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

We maintain a strict credit limit, in compliance with regulatory requirements, in order to maintain a diversified loan portfolio and manage our credit exposure to any one borrower or obligor. Under the Home Owners Loan Act ("HOLA"), savings associations are generally subject to national bank limits on loans to one borrower. Generally, per HOLA, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 and Tier 2 capital plus any portion of the allowance for loan losses not included in Tier 2 capital. This lending limit was $249 million as of September 30, 2017. Flagstar maintains a maximum internal Bank limit of $100 million (commitment level) to any one borrower/obligor relationship, which is more conservative than the limit required by HOLA. All credit exposures that exceed $50 million must be approved by the Board of Directors.

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

Loans held-for-investment

The following table summarizes loans held-for-investment by category:

	September 30, 2017	December 31, 2016	Change
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,665	$2,327	$338
Home equity	496	443	53
Other	26	28	(2)
Total consumer loans	3,187	2,798	389
Commercial loans
Commercial real estate (1)	1,760	1,261	$499
Commercial and industrial	1,097	769	328
Warehouse lending	1,159	1,237	(78)
Total commercial loans	4,016	3,267	749
Total loans held-for-investment	$7,203	$6,065	$1,138

(1)	Includes $270 million and $245 million of owner occupied commercial real estate loans at September 30, 2017 and December 31, 2016, respectively.

Loans held-for-investment increased $1.1 billion, at September 30, 2017 from December 31, 2016. This increase was due to our continued effort to grow both the consumer loan portfolio and commercial loan portfolio.

The commercial loan portfolio growth strengthens our Community Banking segment by improving margins through the additions of higher yielding loans. As a result, the commercial loan portfolio has grown $749 million, or 23 percent, since December 31, 2016. During the nine months ended September 30, 2017, our CRE portfolio grew $499 million and C&I $328 million.

For further information, see Note 4 - Loans Held-for-Investment.

Residential first mortgage loans. We originate or purchase various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. The LTV requirements vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. We hold for investment, higher yielding loans and loans that will diversify or enhance the interest rate characteristics of our balance sheet.

The following table presents our total residential first mortgage LHFI by major category:

	September 30, 2017	December 31, 2016
	(Dollars in millions)
Current estimated LTV ratios
Less than 80% and refreshed FICO scores (1):
Equal to or greater than 660	$2,389	$2,077
Less than 660	76	95
80% and greater and refreshed FICO scores (1):
Equal to or greater than 660	132	78
Less than 660	8	9
U.S. government guaranteed	60	68
Total	$2,665	$2,327
Geographic region
California	$1,059	$858
Michigan	267	236
Florida	193	193
Texas	174	138
Washington	160	136
Illinois	97	84
Arizona	73	65
New York	72	68
Colorado	66	60
Maryland	65	59
Others	439	430
Total	$2,665	$2,327

(1)	FICO scores are updated at least on a quarterly basis or sooner if available.

Home equity. Our home equity portfolio includes first and second lien positions for HELOANs and HELOCs. These loans require full documentation and are underwritten and priced in an effort to ensure high credit quality and loan profitability. Our debt-to-income ratio on second mortgages is capped at 43 percent and for HELOCs is capped at 45 percent. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 660. Current second mortgage loans/HELOANS are fixed rate loans and are available with terms up to 15 years. HELOC loans are adjustable-rate loans that contain a 10-year interest-only draw period followed by a 20-year amortizing period.

Commercial and industrial loans. Commercial and industrial LHFI facilities typically include lines of credit and term loans and leases to businesses for use in normal business operations to finance working capital, equipment and capital purchases, acquisitions and expansion projects. We lend to customers with a history of profitability and a long-term business model. Generally, leverage conforms to industry standards and the minimum debt service coverage is 1.20. Most of our C&I loans earn interest at a variable rate.

The following table presents our total C&I LHFI by borrower's geographic location and industry type:

	Michigan	Texas	Florida	California	Tennessee	Other	Total	% by industry
	(Dollars in millions)
September 30, 2017
Industry Type
Financial & Insurance	$23	$—	$50	$—	$12	$228	$313	28.5%
Services (1)	71	73	—	34	—	114	292	26.6%
Manufacturing	61	5	—	23	—	87	176	16.0%
Healthcare	29	7	1	1	44	27	109	9.9%
Distribution	57	—	—	2	—	—	59	5.4%
Servicing advances	—	—	21	—	—	25	46	4.2%
Rental & leasing	44	—	—	—	—	2	46	4.2%
Government & education	9	—	—	—	—	36	45	4.1%
Commodities	5	—	—	—	—	6	11	1.0%
Total	$299	$85	$72	$60	$56	$525	$1,097	100.0%
Percent by state	27.3%	7.7%	6.6%	5.5%	5.1%	47.9%	100.0%

(1)	Includes unsecured home builder loans of $98 million at September 30, 2017.

Commercial real estate loans. Flagstar has a well-diversified commercial real estate portfolio, largely based in Michigan. Generally, the maximum LTV is 80 percent, or 85 percent for owner-occupied real estate, and debt service coverage of 1.20 to 1.35 times. This portfolio also includes owner occupied real estate loans and secured home builder loans.

In 2016, we launched a national home builder finance program to grow our balance sheet, increase commercial deposits and develop incremental revenue through our retail purchase mortgage channel. We finance and have active relationships with homebuilders nationwide. At September 30, 2017, home builder loans totaled $516 million. Of that $98 million is unsecured which is included in our C&I portfolio and $418 million is collateralized which is included in our CRE portfolio. We had an additional $505 million of unused home builder lending commitments at September 30, 2017.

The following table presents our total CRE LHFI by borrower's geographic location and collateral type:

	Michigan	Florida	California	Colorado	Texas	Ohio	Other	Total (1)
	(Dollars in millions)
September 30, 2017
Collateral Type
Single family residence (2)	$54	$78	$28	$80	$81	$—	$51	$372
Retail (3)	185	30	7	—	—	5	14	241
Apartments	125	23	—	7	—	47	39	241
Industrial	155	—	35	—	—	—	4	194
Office	164	—	19	—	—	—	—	183
Land - Residential (4)	11	21	32	24	11	—	31	130
Hotel/motel	79	—	—	—	—	—	35	114
Senior Living facility	50	—	—	—	—	12	10	72
Parking garage/Lot	68	—	—	—	—	—	—	68
Non Profit	37	—	—	—	—	—	10	47
Shopping Mall (5)	27	—	—	—	—	—	—	27
Marina	23	—	—	—	—	—	—	23
Movie Theater	20	—	—	—	—	—	—	20
All other (6)	21	—	1	—	—	—	6	28
Total	$1,019	$152	$122	$111	$92	$64	$200	$1,760
Percent by state	57.9%	8.6%	6.9%	6.3%	5.2%	3.6%	11.4%	100.0%

(1)	Includes $270 million of commercial owner occupied real estate loans at September 30, 2017.

(2)	Includes home builder loans secured by SFR 1-4 properties whether under construction or completed.

(3)	Includes multipurpose retail space, neighborhood centers, strip centers and single-use retail space.

(4)	Land residential includes development and unimproved vacant land.

(5)	Comprised of one shopping mall with an anchor store.

(6)	All other primarily includes: condominium, mini storage facilities, ice arena, golf course, gas station, car wash, etc.

Warehouse lending. We offer warehouse lines of credit to other mortgage lenders which allow the lender to fund the closing of residential mortgage loans. Each extension, advance, or draw-down on the line is fully collateralized by residential mortgage loans and is paid off when the lender sells the loan to an outside investor or, in some instances, to the Bank. For the three months ended September 30, 2017, the warehouse advance amount of loans sold to the Bank totaled $2.9 billion or 36.3 percent. For the nine months ended September 30, 2017, the warehouse advance amount of loans sold to the Bank totaled $8.0 billion or 38.5 percent.

Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. Despite the contraction in warehouse lending which occurred in the first quarter 2017, we are continuing to focus on increasing market share in the warehouse lending market through our strategic initiative to increase lending to customers who originate loans they then sell to outside third party investors. We have a national platform with relationship managers covering both coasts and a large Michigan-based sales team. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at September 30, 2017 was $2.7 billion, of which $1.2 billion was outstanding, compared to $2.9 billion at December 31, 2016, of which $1.2 billion was outstanding.

Credit Quality

Trends in certain credit quality characteristics such as nonperforming loans and past due statistics remain very strong and continue to show improvement. This is predominantly a result of effectively managing credit risks and sales of legacy portfolios that included nonperforming and TDR loans which have been replaced by new loans with strong credit characteristics. The credit quality of our loan portfolios is demonstrated by low delinquency levels, minimal charge-offs and low levels of nonperforming loans.

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

Nonperforming assets

The following table sets forth our nonperforming assets:

	September 30, 2017	December 31, 2016
	(Dollars in millions)
LHFI
Consumer loans
Residential first mortgage	$14	$18
Home equity	1	4
Commercial
CRE	1	—
Total nonperforming LHFI	16	22
TDRs
Consumer loans
Residential first mortgage	11	11
Home equity	4	7
Total nonperforming TDRs	15	18
Total nonperforming LHFI and TDRs (1)	31	40
Real estate and other nonperforming assets, net	9	14
LHFS	8	6
Total nonperforming assets	$48	$60
Nonperforming assets to total assets (2)	0.24%	0.39%
Nonperforming LHFI and TDRs to LHFI	0.44%	0.67%
Net charge-offs to LHFI ratio (annualized) (1)	0.08%	0.13%
Nonperforming assets to LHFI and repossessed assets (2)	0.58%	0.90%
Nonperforming assets to Tier 1 capital (to adjusted total assets) + ALLL (2)(3)	2.57%	3.93%

(1)	Includes less than 90 day past due performing loans placed on nonaccrual. Interest is not being accrued on these loans.

(2)	Ratio excludes LHFS.

(3)	Refer to MD&A - Use of Non-GAAP Financial Measures for calculation of ratio.

At September 30, 2017, we had $48 million of nonperforming assets compared to $60 million of nonperforming assets at December 31, 2016. This decrease was primarily due to a $7 million decrease in nonperforming consumer LHFI offset by a $1 million increase in nonperforming commercial LHFI at September 30, 2017 compared to December 31, 2016. Additionally, nonperforming TDRs decreased $3 million at September 30, 2017 compared to December 31, 2016. The overall improvement in our nonperforming assets is due to our continued effort to grow our loan portfolio with strong credit quality loans combined with a slowing emergence of nonperforming loans driven by decreased levels of delinquencies.

The ratio of nonperforming assets, excluding LHFS, to total assets decreased to 0.24 percent at September 30, 2017 from 0.39 percent at December 31, 2016. Net charge-offs in the third quarter 2017 were 0.08 percent of LHFI compared to 0.13 percent at December 31, 2016.

The following table sets forth activity related to our nonperforming LHFI and TDRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Beginning balance	$30	$44	$40	$66
Additions	5	7	19	30
Reductions
Principal payments and loan sales	(2)	(2)	(6)	(9)
Charge-offs	—	—	(2)	(4)
Returned to performing status	(1)	(8)	(1)	(15)
Transfers to REO	(1)	(1)	(19)	(28)
Total nonperforming LHFI and TDRs (1)	$31	$40	$31	$40

(1)	Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

As of September 30, 2017, nonperforming consumer loans decreased $9 million from December 31, 2016, due to the sale of nonperforming loans and improvements to the overall credit quality of our loan portfolios. We had a decrease in additions to nonperforming LHFI and TDRs along with an increase in loans returning to performing status during both the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, respectively. During the three months ended September 30, 2017, we had no charge-offs.

Delinquencies

The following table sets forth our performing LHFI which are past due 30-89 days:

	September 30, 2017	December 31, 2016
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$3	$6
Home equity	2	3
Other	—	1
Total performing loans past due 30-89 days	$5	$10

Early stage delinquencies remained low with the 30 to 89 days past due loans decreasing to $5 million at September 30, 2017, compared to $10 million at December 31, 2016. There were no past due commercial loans at September 30, 2017 and December 31, 2016.

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

The following table sets forth a summary of TDRs by performing status:

	September 30, 2017	December 31, 2016
	(Dollars in millions)
Performing TDRs
Residential first mortgage	$20	$22
Home equity	26	45
Total performing TDRs	46	67
Nonperforming TDRs	4	8
Nonperforming TDRs at inception but performing for less than six months	11	10
Total nonperforming TDRs	15	18
Total TDRs (1)	$61	$85

(1)	The ALLL on consumer TDR loans totaled $12 million and $9 million at September 30, 2017 and December 31, 2016.

At September 30, 2017 our total TDR loans decreased $24 million compared to December 31, 2016 primarily due to the sale of nonperforming loans and lower delinquency rates during the nine months ended September 30, 2017. Of our total TDR loans, 75.5 percent were in performing status at September 30, 2017.

For further information, see Note 4 - Loans Held-for-Investment.

Allowance for Loan Losses

The ALLL represents management's estimate of probable losses that are inherent in our LHFI portfolio but which have not yet been realized. For further information, see Note 4 - Loans Held-for-Investment.

The ALLL as a percentage of LHFI decreased to 2.0 percent as of September 30, 2017 from 2.4 percent as of December 31, 2016. This decrease is attributable to the continued low levels of delinquencies and net charge-offs in our portfolio. Additionally, our loan growth has been in high credit quality assets across both our consumer and commercial portfolios. At September 30, 2017, our allowance as a percent of our consumer loan portfolio was 2.3 percent and our allowance as percent of our commercial loan portfolio was 1.7 percent.

The percentage of ALLL to LHFI and loans with government guarantees (excluding fair value loans), decreased to 1.9 percent as of September 30, 2017 from 2.2 percent as of December 31, 2016.

The following tables set forth certain information regarding the allocation of our ALLL to each loan category:

	September 30, 2017
	Loans Held-for-Investment	Percent of Portfolio	Allowance Amount	Allowance as a Percent of Loan Portfolio
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,656	36.9%	$52	2.0%
Home equity	492	6.8%	20	4.1%
Other	26	0.4%	1	3.8%
Total consumer loans	3,174	44.1%	73	2.3%
Commercial loans
Commercial real estate	1,760	24.5%	42	2.4%
Commercial and industrial	1,097	15.3%	19	1.7%
Warehouse lending	1,159	16.1%	6	0.5%
Total commercial loans	4,016	55.9%	67	1.7%
Total consumer and commercial loans (1)	$7,190	100.0%	$140	1.9%

(1)	Excludes loans carried under the fair value option.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Beginning balance	$140	$150	$142	$187
Provision (benefit) for loan losses (1)	2	—	4	(16)
Charge-offs
Consumer loans
Residential first mortgage	(1)	(7)	(6)	(26)
Home equity	(2)	(1)	(3)	(4)
Other consumer	—	(1)	(1)	(3)
Total charge offs	(3)	(9)	(10)	(33)
Recoveries
Consumer loans
Residential first mortgage	—	—	1	1
Home equity	1	1	2	2
Other consumer	—	1	1	2
Total recoveries	1	2	4	5
Charge-offs, net of recoveries	(2)	(7)	(6)	(28)
Ending balance	$140	$143	$140	$143

(1)
Does not include $7 million provision for loan losses recorded in the Consolidated Statements of Operations to reserve for repossessed loans with government guarantees during the three and nine months ended September 30, 2016.

The following table provides information on our charge-offs and credit quality ratios:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in millions)
Charge-offs, net of recoveries	$2	$7	$(5)	$6	$28	$(22)
Charge-offs associated with loans with government guarantees	1	6	(5)	3	13	(10)
Charge-offs associated with the sale or transfer of nonperforming loans and TDRs	—	—	—	1	8	(7)
Charge-offs, net of recoveries, adjusted (1)	$1	$1	$—	$2	$7	$(5)
Net charge-offs to LHFI ratio (annualized) (2)	0.08%	0.51%	(0.43)%	0.12%	0.66%	(0.54)%
Net charge-off ratio, adjusted (annualized)(1)(2)	0.06%	0.15%	(0.09)%	0.05%	0.15%	(0.10)%

(1)	Excludes charge-offs associated with loans with government guarantees and charge-offs associated with the sale or transfer of nonperforming loans and TDRs.

(2)	Excludes loans carried under the fair value option

As a result of the strong credit quality throughout our loan portfolios, net charge-offs for the three months ended September 30, 2017 decreased to $2 million, compared to $7 million for the three months ended September 30, 2016. As a percentage of average LHFI, net charge-offs for the three months ended September 30, 2017 decreased to 0.08 percent from 0.51 percent for the three months ended September 30, 2016.

Net charge-offs for the nine months ended September 30, 2017 decreased to $6 million, compared to $28 million for the nine months ended September 30, 2016, primarily from the sale of $110 million UPB of nonperforming, TDR and non-agency loans and net charge-offs associated with loans with government guarantees. As a percentage of average LHFI, net charge-offs for the nine months ended September 30, 2017 decreased to 0.12 percent from 0.66 percent for the nine months ended September 30, 2016, partially driven by sales of nonperforming loans which occurred in the first nine months of 2016.

There were no net charge-offs of commercial loans for the nine months ended September 30, 2017 and September 30, 2016.

Market Risk

Market risk is the risk of reduced earnings and/or declines in the net market value of the balance sheet due to changes in market rates. Our primary market risk is interest rate risk which impacts our net interest income, fee income related to interest sensitive activities such as mortgage origination and servicing income, and loan and deposit demand.

We are subject to interest rate risk due to:

•	The maturity or repricing of assets and liabilities at different times or for different amounts

•	Differences in short-term and long-term market interest rate changes

•	The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change

The Asset/Liability Committee ("ALCO"), which is composed of our executive officers and certain members of management, monitors interest rate risk on an on-going basis in accordance with policies approved by our board of directors. The ALCO reviews interest rate positions and considers the impact projected interest rate scenarios have on earnings, capital, liquidity, business strategies, and other factors. However, management has the latitude to change interest rate positions within certain limits if, in management's judgment, the change will enhance profitability.

To assess and manage interest rate risk, sensitivity analysis is used to determine the impact on earnings and the net market value of the balance sheet across various interest rate scenarios, balance sheet trends, and strategies.

Net interest income sensitivity

Management uses a simulation model to analyze the sensitivity of net interest income to changes in interest rates across various interest rate scenarios which demonstrates the level of interest rate risk inherent in the existing balance sheet. The analysis holds the current balance sheet values constant and does not take into account management intervention. In addition, we assume certain correlation rates, often referred to as a “deposit beta,” of interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared to changes in benchmark interest rates. The effect on net interest income over a 12 month time horizon due to hypothetical changes in market interest rates is presented in the table below. In this interest rate shock test, as of the periods presented, interest rates have been adjusted by instantaneous parallel changes rather than in a ramp test which applies interest rate changes over time. All rates, short-term and long-term, are changed by the same amount (plus or minus 200 basis points) resulting in the shape of the yield curve remaining unchanged. The minus 200 basis point shock scenario is effectively a flattener scenario as rates are floored at zero given the current interest rate levels.

September 30, 2017
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$458	$25	5.9%
Constant	433	—	—%
(200)	373	(60)	(14.0)%
December 31, 2016
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$321	$19	6.3%
Constant	301	—	—%
(200)	245	(57)	(18.9)%

In the net interest income simulation, our balance sheet exhibits slight asset sensitivity. When interest rates rise our net interest income increases. Conversely, when interest rates fall our net interest income decreases. At September 30, 2017, the $132 million increase in the net interest income in the constant scenario as compared to December 31, 2016 was primarily driven by increased size of balance sheet.

As of September 30, 2017, we have also projected the potential impact to net interest income in a hypothetical "bear flattener" interest rate scenario, in which short-term interest rates have been instantaneously increased by 100 basis points while holding the longer term interest rates constant. Over a 12-month and 24-month period, based on our existing balance sheet, the simulation resulted in a loss of $39 million and $52 million, respectively.

The net interest income sensitivity analysis has certain limitations and makes various assumptions. Key elements of this interest rate risk exposure assessment include maintaining a static balance sheet and parallel rate shocks. The direction of future interest rates not moving in a parallel manner across the yield curve, how the balance sheet will respond and shift based on a change in future interest rates and how the Company will respond are not included in this analysis and limit the predictive value of these scenarios.

Economic value of equity

Management also utilizes (EVE), a point in time analysis of the economic value of our current balance sheet position, which measures interest rate risk over a longer term. The EVE calculation represents a hypothetical valuation of equity, and is defined as the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The assessment of both short-term earnings (Net Interest Income Sensitivity) and long-term valuation (EVE) approaches provides a more comprehensive analysis of interest rate risk exposure than Net Interest Income Sensitivity alone.

There are assumptions and inherent limitations in any methodology used to estimate the exposure to changes in market interest rates and as such, sensitivity calculations used in this analysis are hypothetical and should not be considered to be predictive of future results. This analysis evaluates risks to the current balance sheet only and does not incorporate future growth assumptions. Additionally, the analysis assumes interest rate changes are instantaneous and the new rate environment is constant but does not include actions management may undertake to manage risk in response to interest rate changes. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, repricing characteristics, our historical experience, and our asset and liability management strategy. This analysis assumes that changes in interest rates may not affect or could partially affect certain instruments based on their characteristics.

The following table is a summary of the changes in our EVE that are projected to result from hypothetical changes in market interest rates. The interest rates, as of the dates presented, are adjusted by instantaneous parallel rate changes upward to +300 basis points and downward (100) basis points.

September 30, 2017					December 31, 2016
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change
	(Dollars in millions)					(Dollars in millions)
300	$2,109	12.6%	$(155)	(6.9)%	300	$1,927	13.9%	$(173)	(8.2)%
200	2,185	13.0%	(79)	(3.5)%	200	2,005	14.4%	(95)	(4.5)%
100	2,250	13.4%	(14)	(0.6)%	100	2,073	14.9%	(28)	(1.3)%
Current	2,264	13.5%	—	—%	Current	2,100	15.1%	—	—%
(100)	2,233	13.3%	(31)	(1.4)%	(100)	2,067	14.9%	(33)	(1.6)%

Our balance sheet exhibits liability sensitivity in a rising interest rate scenario as the EVE decreases. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice exceeding the amount of assets repriced in the +200 scenario. The December 31, 2016 (100) is effectively a flattener scenario as shorter term rates are unable to decrease 100 basis points due to the absolute level of rates. Therefore, the yields of the longer term variable rate assets decrease by the full 100 basis points, but the liabilities repricing to shorter term rates decrease to less than 100 basis points, leading to a reduction in EVE.

Derivative financial instruments

As a part of our risk management strategy, we use derivative financial instruments to minimize fluctuation in earnings caused by interest rate risk. We use interest rate swaps, swaptions and forward sales commitments to hedge our mortgage origination pipeline, funded mortgage LHFS and MSRs. All of our derivatives and mortgage loan production originated for sale are accounted for at fair market value. Changes to mortgage commitments are based on changes in fair value of the underlying loan, which is impacted by changes in interest rates and changes in the probability that the loan will not fund within the terms of the commitment, referred to as a fallout factor or pull through rate. Market risk on interest rate lock commitments and mortgage LHFS is managed using corresponding forward sale commitments. The adequacy of these hedging strategies, the ability to fully or partially hedge market risk, rely on various assumptions or projections, including a fallout factor. For further information, see Note 8 - Derivative Financial Instruments and Note 18 - Fair Value Measurements.

Mortgage Servicing Rights (MSRs)

Our MSRs are sensitive to interest rate volatility and are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve. We utilize derivatives and other fair value assets as part of our overall hedging strategy to manage the impact of changes in the fair value of the MSRs, but these risk management strategies do not completely eliminate repricing risk. Our hedging strategies rely on assumptions and projections regarding assets and general market factors, many of which are outside of our control. If one or more of these assumptions or projections proves to be incorrect our hedging strategies may not adequately mitigate the impact of changes in interest rates or prepayment speeds, and as a result may negatively impact earnings. For further information, see Note 7 - Mortgage Servicing Rights and Note 8 - Derivative Financial Instruments.

Liquidity Risk

Liquidity risk is the risk that we will not have sufficient funds to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects the ability to meet loan demand, to accommodate possible outflows in deposits and to take advantage of interest rate and market opportunities. The ability of a financial institution to meet current financial obligations is a function of the balance sheet structure, the ability to liquidate assets, and access to various sources of funds.

Parent Company Liquidity

The Company obtains its liquidity from multiple sources, including dividends from the Bank and the issuance of debt and equity securities. The primary uses of the Company's liquidity are debt service and operating expenses, which includes compensation and benefits, legal and professional expense and general and administrative expenses. At September 30, 2017, the Company held $200 million of cash at the Bank, or 3.8 years of expense and debt service coverage.

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

In the third quarter 2017, we paid dividends of $84 million from the Bank to the Bancorp. To support the on-going debt service and other Bancorp expenses, we also intend to reduce our Bancorp double leverage and debt to equity ratios to be more consistent with such ratios at other mid-sized banks, which would likely require further dividend payments from the Bank to the Bancorp for the foreseeable future.

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

We have arrangements with the FRB of Chicago to borrow as appropriate from its discount window. The discount window is also a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge investment securities and loans that are eligible based on FRB of Chicago guidelines. At September 30, 2017 and December 31, 2016, we had no borrowings outstanding against this line of credit.

The amount we can borrow, or the value we receive for the assets pledged to our liquidity providers, varies based on the amount and type of pledged collateral as well as the perceived market value of the assets and the "haircut" of the market value of the assets. That value is sensitive to the pricing and policies of our liquidity providers and can change with little or no notice.

Our Consolidated Statements of Cash Flows shows cash used in operating activities of $19.2 billion and $10.1 billion for the nine months ended September 30, 2017 and 2016, respectively. This primarily reflects our mortgage operations and is a reflection of the manner in which we execute certain loan sales for which the cash outflow is considered an operating activity and the corresponding cash inflow is considered an investing activity. For the period ending September 30, 2017, operating cash flows declined primarily due to our election to extend the amount of time we hold mortgage-backed securities related to our LHFS portfolio.

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

Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations.

Liquidity Table

	September 30, 2017	December 31, 2016	Change
	(Dollars in millions)
Demand deposit accounts	$1,234	$1,134	$100
Savings accounts	3,718	3,887	(169)
Money market demand accounts	291	247	44
Certificates of deposit/CDARS	1,297	1,056	241
Total retail deposits	6,540	6,324	216
Government deposits	1,068	1,030	38
Wholesale deposits	43	—	43
Company controlled deposits	1,510	1,446	64
Total deposits	$9,161	$8,800	$361
Federal Home Loan Bank advances	$5,365	$2,980	$2,385
Other long-term debt	493	493	—
Total borrowed funds	$5,858	$3,473	$2,385

Deposits

The following table presents a composition of our deposits:

	September 30, 2017		December 31, 2016
	Balance	% of Deposits	Balance	% of Deposits	Change
	(Dollars in millions)
Retail deposits
Branch retail deposits
Demand deposit accounts	$930	10.2%	$852	9.7%	$78
Savings accounts	3,653	39.9%	3,824	43.5%	(171)
Money market demand accounts	214	2.3%	138	1.6%	76
Certificates of deposit/CDARS (1)	1,295	14.1%	1,055	12.0%	240
Total branch retail deposits	6,092	66.5%	5,869	66.7%	223
Commercial retail deposits
Demand deposit accounts	304	3.3%	282	3.2%	22
Savings accounts	65	0.7%	63	0.7%	2
Money market demand accounts	77	0.8%	109	1.2%	(32)
Certificates of deposit/CDARS (1)	2	—%	1	—%	1
Total commercial retail deposits	448	4.9%	455	5.2%	(7)
Total retail deposits	$6,540	71.4%	$6,324	71.9%	$216
Government deposits
Demand deposit accounts	$272	3.0%	$250	2.8%	$22
Savings accounts	414	4.5%	451	5.1%	(37)
Certificates of deposit/CDARS (1)	382	4.2%	329	3.7%	53
Total government deposits (2)	1,068	11.7%	1,030	11.7%	38
Wholesale deposits	43	0.5%	—	—%	—
Company controlled deposits (3)	1,510	16.5%	1,446	16.4%	64
Total deposits (4)	$9,161	100.0%	$8,800	100.0%	$361

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.3 billion and $1.0 billion at September 30, 2017 and December 31, 2016.

(2)	Government deposits include funds from municipalities and schools.

(3)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $4.2 billion and $4.0 billion at September 30, 2017 and December 31, 2016.

Total deposits increased $361 million, or 4.1 percent at September 30, 2017, compared to December 31, 2016, primarily due to growth in branch retail deposits. Branch retail deposits increased $223 million at September 30, 2017 compared to December 31, 2016, primarily due to an increase in retail certificates of deposit/CDARS.

We utilize local governmental agencies and other public units, as an additional source for deposit funding. As a
Michigan bank, we are not required to hold collateral against our government deposits from Michigan government entities as they are covered by the Michigan Business and Growth Fund. This results in higher margins earned on these deposits which can be used to fund loans. Government deposit accounts include $382 million of certificates of deposit with maturities typically less than one year and $686 million in checking and savings accounts at September 30, 2017.

Company controlled deposits arise due to our servicing or sub-servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. Certain deposits require us to reimburse the owner for the spread on these funds. This cost is a component of net loan administration income. During the nine months ended September 30, 2017, these deposits increased $64 million, primarily due to the increase in subservicing and taxes and insurance.

Company controlled deposits are used to fund our most liquid assets including LHFS and warehouse loans. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's HFI loan-to-deposit ratio, which excludes warehouse loans and company controlled deposits, was 78 percent at September 30, 2017, which provides substantial liquidity for continued growth.

We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50 million. At September 30, 2017, we had $199 million of total CDs enrolled in the CDARS program. The total CDARS balances decreased $31 million at September 30, 2017 from December 31, 2016.

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

The FHLB provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, home equity lines of credit, and commercial real estate loans. At September 30, 2017, we had the authority and approval from the FHLB to utilize a line of credit of up to $7.0 billion and we may access that line to the extent that collateral is provided. At September 30, 2017, we had $5.4 billion of advances outstanding and an additional $1.1 billion of collateralized borrowing capacity available at the FHLB. At September 30, 2017, we pledged collateral to the Federal Reserve Discount Window amounting to $435 million with a lendable value of $418 million. At December 31, 2016, we pledged collateral to the Federal Reserve Discount Window amounting to $496 million with a lendable value of $474 million. At September 30, 2017 and December 31, 2016, we had no borrowings outstanding against this line of credit.

Debt

As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock (trust preferred securities). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At September 30, 2017, we had no deferred interest payments.

On July 11, 2016, we issued $250 million of Senior Notes which mature on July 15, 2021. The proceeds from these notes were used to bring current and redeem our then outstanding TARP Preferred Stock.

Prior to June 15, 2021, we may redeem some or all of the Senior Notes at a redemption price equal to the greater of 100 percent of the aggregate principal amount of the Senior Notes to be redeemed or the sum of the present values of the remaining scheduled payments plus, in each case, accrued and unpaid interest.

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations. We have a nationwide mortgage lending presence through a network of brokers, correspondents and retail locations, as well as employees, customers and loans collateralized by properties across the country. As such, events like Hurricanes Harvey and Irma, as well as the recent California wildfires have the potential to impact our business.

During the third quarter of 2017, Hurricanes Harvey and Irma made landfall in Texas and Florida which represent our second and third largest markets for mortgage originations, respectively. These hurricanes could potentially affect credit losses, our ability to close mortgages and generate new loans, or cause us to incur greater losses when repurchasing FHA loans. While our assessment of the impact of these events is still ongoing, our LHFI portfolio contains approximately $279 million loans at risk within the counties which have been deemed disaster areas by FEMA. Based on our initial assessment, we believe damages and any credit impact from the hurricanes will not be significant and that our allowance coverage levels established at September 30, 2017 are adequate to cover any exposure we might have to further credit risk. In accordance with investor guidelines, homeowners within FEMA counties in Texas, Florida, Puerto Rico and the U.S. Virgin Islands have been offered a 90 day forbearance on their mortgage payments and we are working with borrowers on repayment plans in order to allow them extra time for payments to ease their financial burden.

Loans with government guarantees

Substantially all of our loans with government guarantees continue to be insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs and management believes that the reimbursement process is proceeding appropriately. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes delinquent, which is not paid by the FHA until claimed. Certain loans within our portfolio may be subject to indemnifications and insurance limits which exposes us to limited credit risk. In the three and nine months ended September 30, 2017, we experienced net charge-offs of $1 million and $3 million, respectively, and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages. These charge-offs arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss, all or in part, of the guarantee.

Our loans with government guarantees portfolio totaled $253 million at September 30, 2017, as compared to $365 million at December 31, 2016. The decrease is primarily due to loans transferred to LHFS and resold to Ginnie Mae out-pacing new purchases.

For further information, see Note 5 - Loans with Government Guarantees.

Representation and warranty reserve

When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac).

The representation and warranty benefit of $4 million and $11 million during the three and nine months ended September 30, 2017, respectively, was primarily due to lower loss severities for agency repurchases, and sustained lower volumes of repurchases and the continued reduction in our repurchase demand pipeline.

During the nine months ended September 30, 2017, we had $12 million in Fannie Mae new repurchase demands and $6 million in Freddie Mac new repurchase demands. These amounts are down as compared to the nine months ended September 30, 2016 when we had $14 million in Fannie Mae new repurchase demands and $10 million in Freddie Mac new repurchase demands. The total UPB of 2009 and later vintage loans, which are subject to the representation and warranty reserve, sold to Fannie Mae and Freddie Mac was $195 million and $177 million at September 30, 2017 and September 30, 2016, respectively.

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

Supervisory Agreement

On January 28, 2010, we became subject to the Supervisory Agreement, which will remain in effect until terminated, modified, or suspended in writing by the Federal Reserve. The failure to comply with the Supervisory Agreement could result in the initiation of further enforcement action by the Federal Reserve, including the imposition of further operating restrictions, and could result in additional enforcement actions against us. We have taken actions which we believe are appropriate to comply with, and intend to maintain compliance with, all of the requirements of the Supervisory Agreement. For further information and a complete description of all of the terms of the Supervisory Agreement, please refer to the copy of the Supervisory Agreement filed with the SEC as an exhibit to our 2016 Form 10-K for the year ended December 31, 2016.

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

Effective January 1, 2015, we became subject to the Basel III rules, which include certain transition provisions. Capital deductions to the Company's MSRs and deferred tax assets are recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2018. When presented on a fully phased-in basis, capital, risk-weighted assets, and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized. At September 30, 2017, the Company and the Bank were subject to the transitional phase-in limitation on deductions related to MSRs and certain deferred tax assets. The annual incremental change in the deductions due to the increase in the transitional phase-in from 60 percent in 2016 to 80 percent in 2017 reduced our regulatory capital ratios. These transitional phase in amounts increase to 100 percent in 2018.

Effective January 1, 2016, we became subject to the capital conservation buffer under the Basel III rules, subjecting a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer above the minimum risk based capital requirements. The capital conservation buffer for 2017 must be greater than 1.25 percent in order to not be subject to limitations. The Company and the Bank had a capital conservation buffer of 7.0 percent and 7.9 percent, respectively, as of September 30, 2017. When fully phased-in on January 1, 2019, the capital conservation buffer must be greater than 2.5 percent.

Dodd-Frank Act Section 171, commonly known as the Collins Amendment, grandfathered the regulatory capital treatment of hybrid securities, such as trust preferred securities issued prior to May 9, 2010, for banks or holding companies with less than $15 billion in total consolidated assets as of December 31, 2009.

At September 30, 2017, we were considered "well-capitalized" for regulatory purposes.

The following tables show the regulatory capital ratios as of the dates indicated:

	September 30, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Bancorp
Tier 1 leverage (to adjusted avg. total assets)	$1,423	8.80%	$1,256	8.88%
Total adjusted avg. total asset base (1)	16,165		14,149
Tier 1 capital (to RWA)	$1,423	13.72%	$1,256	15.12%
Common equity Tier 1 (to RWA)	1,208	11.65%	1,084	13.06%
Total capital (to RWA)	1,554	14.99%	1,363	16.41%
Risk-weighted asset base (1)	$10,371		$8,305

	September 30, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Bank
Tier 1 leverage (to adjusted avg. total assets)	$1,519	9.38%	$1,491	10.52%
Total adjusted avg. total asset base (1)	16,191		14,177
Tier 1 capital (to RWA)	$1,519	14.61%	$1,491	17.90%
Common equity Tier 1 (to RWA)	1,519	14.61%	1,491	17.90%
Total capital (to RWA)	1,651	15.88%	1,598	19.18%
Risk-weighted asset base (1)	$10,396		$8,332

(1)	Based on adjusted total assets for purposes of Tier 1 leverage capital and RWA for purposes Tier 1, common equity Tier 1, and total risk-based capital.

Our Bancorp Tier 1 leverage ratio decreased at September 30, 2017, compared to December 31, 2016, primarily as a result of an increase in average assets during the nine months ended September 30, 2017.

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

Additionally, we conduct quarterly capital stress tests and capital adequacy assessments. These quarterly capital stress tests utilize internally defined scenarios that are designed to help management and the Board better understand the integrated sensitivity of various risk exposures through quantifying the potential financial and capital impacts of hypothetical stressful events and scenarios.

The following table contains certain regulatory capital ratios for the Bank and the Company:

	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Bank	Bancorp
September 30, 2017
Basel III Ratios (transitional)
Common equity Tier I capital ratio	4.50%	6.50%	14.61%	11.65%
Tier I leverage ratio	4.00%	5.00%	9.38%	8.80%
Basel III Ratios (fully phased-in) (1)
Common equity Tier I capital ratio	4.50%	6.50%	13.80%	10.58%
Tier I leverage ratio	4.00%	5.00%	9.13%	8.43%

(1)	Refer to MD&A - Use of Non-GAAP Financial Measures.

The impact under the fully phased in Basel III rules to our Tier 1 leverage ratio is mostly driven by the treatment that MSRs receive under Basel III. Once fully phased in, the Basel III capital rules will significantly reduce the allowable amount of the fair value of MSRs included in Tier 1 capital. At September 30, 2017, we had $246 million of MSRs, representing 17.3 percent of Tier 1 capital. Our ratio of MSRs to Tier 1 capital was 26.7 percent at December 31, 2016. During the nine months ended September 30, 2017, we had $260 million in bulk MSR sales. Over the long term, we plan to continue to reduce our MSRs to Tier 1 ratio, taking into consideration market conditions to guide our pace of MSR reduction.

On August 22, 2017, in preparation for a forthcoming proposal that would simplify regulatory capital requirements, the federal banking regulators proposed a rule that would extend the existing transitional capital treatment for certain regulatory capital deductions and risk weights. The Agencies are proposing to extend the existing transition provisions for a targeted set of items: MSRs, certain DTAs, investments in the capital instruments of unconsolidated financial institutions, and minority interests. This proposal would postpone the implementation of the fully phased-in requirements for these items by banking organizations that are not subject to the advanced approaches capital rules prior to the Agencies’ consideration of simplification to the capital rules.
On September 27, 2017, the federal banking agencies released a Notice of Proposed Rulemaking (NPR), proposing changes to certain aspects of the bank capital rules under the “standardized approach.” The proposal is to modify the approach to the capital treatment of acquisition, development, and construction (ADC) loans characterized under the current capital rules as high volatility commercial real estate (HVCRE) exposures. The rule is intended to simplify the capital treatment of ADC loans and broaden the number ADC loans subject to a higher risk weighting, while reducing the risk weight for covered loans from 150% to 130%.
In addition, the new proposal would simplify the threshold deduction treatment for MSRs, temporary difference DTAs not realizable through carryback, and investments in the capital of unconsolidated financial institutions. The proposal would require that non-advanced approaches banking organizations deduct from common equity tier 1 capital any amount of MSRs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of the common equity tier 1 capital deduction threshold. Consistent with the capital rule, under the proposal, a banking organization would continue to apply a 250 percent risk weight to any MSRs or temporary DTAs not deducted. Also, any investments in the capital of unconsolidated financial institutions that are not deducted, would be assigned a risk weight according to the exposure category of the investment.

We are currently reviewing the proposed rules and the potential impact they may have on our regulatory capital. If enacted as proposed, we believe the rules should accelerate the capital formation necessary to support further balance sheet growth and, under a limit of 25 percent of capital, give us the flexibility to better manage the uncertainties that may exist within the MSR market at any given time. This will allow us to hold more MSRs which are a high yielding asset that we fund efficiently and for which we hedge exposure to changes in interest rates, convexity and implied future volatility. Flagstar Bancorp's Tier 1 Leverage ratio should increase approximately 70 basis points after applying the simplified capital rules under the NPR.

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

	September 30, 2017	December 31, 2016
	(Dollars in millions)
Nonperforming assets	$40	$54
Tier 1 capital (to adjusted total assets)	1,423	1,256
Allowance for loan losses	140	142
Tier 1 capital + ALLL	$1,563	$1,398
Nonperforming assets / Tier 1 capital + ALLL	2.6%	3.9%

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

	September 30, 2017	December 31, 2016	September 30, 2016
	(Dollars in millions, except share data)
Total stock holders' equity	$1,451	$1,336	$1,286
Preferred stock	—	—	—
Goodwill and intangibles	21	—	—
Tangible book value	$1,430	$1,336	$1,286

Number of common shares outstanding	57,181,536	56,824,802	56,597,271
Tangible book value per share	$25.01	$23.50	$22.72

Basel III (transitional) to Basel III (fully phased-in) reconciliation. On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. When fully phased-in, Basel III, will increase capital requirements through higher minimum capital levels as well as through increases in risk-weights for certain exposures. Additionally, the final Basel III rules place greater emphasis on common equity. In October 2013, the OCC and Federal Reserve released final rules detailing the U.S. implementation of Basel III and the application of the risk-based and leverage capital rules to top-tier savings and loan holding companies. We have transitioned to the Basel III framework beginning in January 2015 and are subject to a phase-in period extending through 2018. Accordingly, the calculations provided below and on the previous page, are estimates. These measures are considered to be non-GAAP financial measures because they are not formally defined by GAAP and the Basel III implementation regulations. The Common Equity Tier 1, Tier 1, Total Capital and Leverage ratios will not be fully phased-in until January 1, 2018 and the Capital Conservation buffer will not be fully phased-in until January 1, 2019. The regulations are subject to change as clarifying guidance becomes available and the calculations currently include our interpretations of the requirements including informal feedback received through the regulatory process. The federal banking regulators have issued a series of new proposals regarding regulatory capital which may freeze or eliminate the transitional rules. See MD&A -Regulatory Capital Composition - Transition section for further information. Other entities may calculate the Basel III ratios differently from ours based on their interpretation of the guidelines. Since analysts and banking regulators may assess our capital adequacy using the Basel III framework, we believe that it is useful to provide investors information enabling them to assess our capital adequacy on the same basis.

	Common Equity Tier 1 (to RWA)	Tier 1 leverage (to adjusted avg. total assets)	Tier 1 Capital (to RWA)	Total Risk-Based Capital (to RWA)
	(Dollars in millions)
September 30, 2017
Flagstar Bancorp
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in)
Basel III (transitional)	$1,208	$1,423	$1,423	$1,554
Increased deductions related to deferred tax assets, MSRs, and other capital components	(90)	(65)	(65)	(62)
Basel III (fully phased-in) capital	$1,118	$1,358	$1,358	$1,492
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in)
Basel III assets (transitional)	$10,371	$16,165	$10,371	$10,371
Net change in assets	191	(65)	191	191
Basel III (fully phased-in) assets	$10,562	$16,100	$10,562	$10,562
Capital ratios
Basel III (transitional)	11.65%	8.80%	13.72%	14.99%
Basel III (fully phased-in)	10.58%	8.43%	12.86%	14.13%

	Common Equity Tier 1 (to RWA)	Tier 1 leverage (to adjusted avg. total assets)	Tier 1 Capital (to RWA)	Total Risk-Based Capital (to RWA)
	(Dollars in millions)
September 30, 2017
Flagstar Bank
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in)
Basel III (transitional)	$1,519	$1,519	$1,519	$1,651
Increased deductions related to deferred tax assets, MSRs, and other capital components	(44)	(44)	(44)	(41)
Basel III (fully phased-in) capital	$1,475	$1,475	$1,475	$1,610
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in)
Basel III assets (transitional)	$10,396	$16,191	$10,396	$10,396
Net change in assets	293	(45)	293	293
Basel III (fully phased-in) assets	$10,689	$16,146	$10,689	$10,689
Capital ratios
Basel III (transitional)	14.61%	9.38%	14.61%	15.88%
Basel III (fully phased-in)	13.80%	9.13%	13.80%	15.06%

Critical Accounting Estimates

Various elements of our accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions in those policies are critical to an understanding of our Consolidated Financial Statements and the Notes, are described in Item 1. These policies relate to: (a) the determination of our ALLL; and (b) fair value measurements. We believe the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements and the Notes are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements and the Notes to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition. For further information on our critical accounting policies, please refer to our Form 10-K for the year ended December 31, 2016, which is available on our website, flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

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

Generally, forward-looking statements are not based on historical facts but instead represent management’s beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, estimate, may increase, may fluctuate, and similar expressions or future or conditional verbs such as will, should, would and could. Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included within each individual business’ discussion and analysis of our results of operations and the risk factors listed and described in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1A to Part II of this Quarterly Report on Form 10-Q, which are incorporated by reference herein.

Other than as required under United States securities laws, Flagstar Bancorp does not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Unaudited)
Assets
Cash	$88	$84
Interest-earning deposits	145	74
Total cash and cash equivalents	233	158
Investment securities available-for-sale	1,637	1,480
Investment securities held-to-maturity	977	1,093
Loans held-for-sale ($4,907 and $3,145 measured at fair value, respectively)	4,939	3,177
Loans held-for-investment ($13 and $72 measured at fair value, respectively)	7,203	6,065
Loans with government guarantees	253	365
Less: allowance for loan losses	(140)	(142)
Total loans held-for-investment and loans with government guarantees, net	7,316	6,288
Mortgage servicing rights	246	335
Net deferred tax asset	248	286
Federal Home Loan Bank stock	264	180
Premises and equipment, net	314	275
Other assets	706	781
Total assets	$16,880	$14,053
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$2,272	$2,077
Interest bearing deposits	6,889	6,723
Total deposits	9,161	8,800
Short-term Federal Home Loan Bank advances	4,065	1,780
Long-term Federal Home Loan Bank advances	1,300	1,200
Other long-term debt	493	493
Representation and warranty reserve	16	27
Other liabilities ($60 and $60 measured at fair value, respectively)	394	417
Total liabilities	15,429	12,717
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 and 70,000,000 shares authorized; 57,181,536 and 56,824,802 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,511	1,503
Accumulated other comprehensive loss	(8)	(7)
Accumulated deficit	(53)	(161)
Total stockholders’ equity	1,451	1,336
Total liabilities and stockholders’ equity	$16,880	$14,053

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Interest Income
Loans	$120	$90	$319	$256
Investment securities	20	16	59	50
Interest-earning deposits and other	—	—	1	—
Total interest income	140	106	379	306
Interest Expense
Deposits	13	12	37	34
Short-term Federal Home Loan Bank advances and other	11	1	23	4
Long-term Federal Home Loan Bank advances	6	7	17	22
Other long-term debt	7	6	19	10
Total interest expense	37	26	96	70
Net interest income	103	80	283	236
Provision (benefit) for loan losses	2	7	4	(9)
Net interest income after provision (benefit) for loan losses	101	73	279	245
Noninterest Income
Net gain on loan sales	75	94	189	259
Loan fees and charges	23	22	58	56
Deposit fees and charges	5	5	14	17
Loan administration income	5	4	16	14
Net return (loss) on mortgage servicing rights	6	(11)	26	(21)
Representation and warranty benefit	4	6	11	12
Other noninterest income	12	36	32	52
Total noninterest income	130	156	346	389
Noninterest Expense
Compensation and benefits	76	69	219	203
Commissions	23	16	49	40
Occupancy and equipment	28	21	75	64
Loan processing expense	15	13	41	40
Legal and professional expense	7	5	22	20
Other noninterest expense	22	18	59	51
Total noninterest expense	171	142	465	418
Income before income taxes	60	87	160	216
Provision for income taxes	20	30	52	73
Net income	$40	$57	$108	$143
Net income per share
Basic	$0.71	$0.98	$1.90	$2.21
Diluted	$0.70	$0.96	$1.86	$2.16
Weighted average shares outstanding
Basic	57,162,025	56,580,238	57,062,696	56,556,188
Diluted	58,186,593	57,933,806	58,133,296	57,727,262

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Net income	$40	$57	$108	$143
Other comprehensive income (loss), net of tax
Investment securities	1	(4)	3	12
Derivatives and hedging activities	—	3	(4)	(34)
Other comprehensive income (loss), net of tax	1	(1)	(1)	(22)
Comprehensive income	$41	$56	$107	$121

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Preferred Stock		Common Stock
	Number of Shares Outstanding	Amount of Preferred Stock	Number of Shares Outstanding	Amount of Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2015	266,657	$267	56,483,258	$1	$1,486	$2	$(227)	$1,529
(Unaudited)
Net income	—	—	—	—	—	—	143	143
Total other comprehensive income (loss)	—	—	—	—	—	(22)	—	(22)
Preferred stock redemption	(266,657)	(267)	—	—	—	—	—	(267)
Dividends on preferred stock	—	—	—	—	—	—	(105)	(105)
Stock-based compensation	—	—	114,013	—	8	—	—	8
Balance at September 30, 2016	—	$—	56,597,271	$1	$1,494	$(20)	$(189)	$1,286
Balance at December 31, 2016	—	$—	56,824,802	$1	$1,503	$(7)	$(161)	$1,336
(Unaudited)
Net income	—	—	—	—	—	—	108	108
Total other comprehensive income (loss)	—	—	—	—	—	(1)	—	(1)
Shares issued from Employee Stock Purchase Plan	—	—	19,897	—	—	—	—	—
Warrant exercise	—	—	154,313	—	4	—	—	4
Stock-based compensation	—	—	182,524	—	4	—	—	4
Balance at September 30, 2017	—	$—	57,181,536	$1	$1,511	$(8)	$(53)	$1,451

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Condensed Consolidated Statements of Cash Flows (In millions)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Operating Activities
Net cash used in operating activities	$(19,239)	$(10,128)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	$17,949	$10,876
Collection of principal on investment securities AFS	158	116
Purchase of investment securities AFS and other	(593)	(203)
Collection of principal on investment securities HTM	116	126
Purchase of investment securities HTM and other	—	(15)
Proceeds received from the sale of LHFI	78	228
Net Origination, purchase, and principal repayments of LHFI	(1,231)	(1,297)
Purchase of bank owned life insurance	(50)	(85)
Net purchase of FHLB stock	(84)	(2)
Acquisition of premises and equipment, net of proceeds	(74)	(44)
Proceeds from the sale of MSRs	252	35
Other, net	4	14
Net cash provided by investing activities	$16,525	$9,749
Financing Activities
Net change in deposit accounts	$361	$1,436
Net change in short term FHLB borrowings and other short term debt	2,285	(1,211)
Proceeds from long term FHLB advances	150	395
Repayment of long term FHLB advances	(50)	—
Net receipt of payments of loans serviced for others	24	91
Preferred stock dividends	—	(105)
Redemption of preferred stock	—	(267)
Net receipt of escrow payments	19	6
Net cash provided by financing activities	$2,789	$345
Net increase (decrease) in cash and cash equivalents	75	(34)
Beginning cash and cash equivalents	158	208
Ending cash and cash equivalents	$233	$174
Supplemental disclosure of cash flow information
Non-cash reclassification of loans originated LHFI to LHFS	$106	$1,331
Non-cash reclassification of LHFS to AFS securities	$17,657	$10,588
MSRs resulting from sale or securitization of loans	$178	$173
Operating section supplemental disclosures
Cash proceeds from sales of LHFS	$5,547	$14,097
Origination, premium paid and purchase of LHFS, net of principal repayments	$(24,518)	$(23,826)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements of Flagstar Bancorp, Inc. ("Flagstar," or the "Company"), including its wholly owned principal subsidiary, Flagstar Bank, FSB (the "Bank"), have been prepared using U.S. GAAP for interim financial statements. Where we say "we," "us," "our," the "Company," "Bancorp" or "Flagstar," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference to "we," "us," "our," the "Company" or "Flagstar" will include the Bank.

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

Note 2 - Investment Securities

The following table presents our investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
September 30, 2017
Available-for-sale securities
Agency - Commercial	$755	$1	$(6)	$750
Agency - Residential	818	2	(11)	809
Municipal obligations	44	—	—	44
Corporate debt obligations	33	1	—	34
Total available-for-sale securities (1)	$1,650	$4	$(17)	$1,637
Held-to-maturity securities
Agency - Commercial	$542	$1	$(5)	$538
Agency - Residential	435	—	(2)	433
Total held-to-maturity securities (1)	$977	$1	$(7)	$971
December 31, 2016
Available-for-sale securities
Agency - Commercial	$551	$2	$(5)	$548
Agency - Residential	913	1	(16)	898
Municipal obligations	34	—	—	34
Total available-for-sale securities (1)	$1,498	$3	$(21)	$1,480
Held-to-maturity securities
Agency - Commercial	$595	$—	$(6)	$589
Agency - Residential	498	1	(4)	495
Total held-to-maturity securities (1)	$1,093	$1	$(10)	$1,084

(1)	There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at September 30, 2017 or December 31, 2016.

We evaluate AFS and HTM investment securities for other than temporary impairment on a quarterly basis. An OTTI is considered to have occurred when the fair value of a debt security is below its amortized costs and we (1) have the intent to sell the security, (2) will more likely than not be required to sell the security before recovery of its amortized cost, or (3) do not expect to recover the entire amortized cost basis of the security. Investments that have an OTTI are written down through a charge to earnings for the amount representing the credit loss on the security. Gains and losses related to all other factors are recognized in other comprehensive income (loss). During the three and nine months ended September 30, 2017 and September 30, 2016, we had no OTTI losses.

Available-for-sale securities

Securities available-for-sale are carried at fair value, with unrealized gains and losses, to the extent they are temporary in nature, and are reported as a component of other comprehensive income.

We purchased $300 million and $600 million of AFS securities, which included U.S. government sponsored agency MBS, corporate debt obligations, and municipal obligations, during the three and nine months ended September 30, 2017, respectively. We purchased $136 million and $203 million of AFS securities, which included U.S. government sponsored agencies comprised of MBS and municipal obligations, during the three and nine months ended September 30, 2016, respectively.

Gains on sales of AFS securities are reported in other noninterest income in the Consolidated Statements of Operations. We sold $227 million and $289 million of AFS securities during the three and nine months ended September 30, 2017, respectively, which did not include those AFS securities related to mortgage loans that had been securitized for sale in the normal course of business. These sales resulted in a realized gain of $2 million and $3 million during the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2016, there were $115 million and $290 million, respectively, in sales of AFS securities, which did not include those related to mortgage loans that had been securitized for sale in the normal course of business. These sales resulted in a realized gain of $3 million and $4 million during the three and nine months ended September 30, 2016, respectively.

Held-to-maturity securities

Investment securities HTM are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized losses are not recorded to the extent they are temporary in nature.

There were no purchases of HTM securities during the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, we purchased zero and $15 million of HTM securities, respectively. There were no sales of HTM securities during the three and nine months ended September 30, 2017 and September 30, 2016.

The following table summarizes, by duration, the unrealized loss positions on investment securities:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
September 30, 2017
Available-for-sale securities
Agency - Commercial	$34	3	$(1)	$582	40	$(5)
Agency - Residential	98	10	(3)	501	40	(8)
Municipal obligations	1	1	—	21	8	—
Corporate debt obligations	—	—	—	3	1	—
Held-to-maturity securities
Agency - Commercial	$16	2	$—	$395	26	$(5)
Agency - Residential	16	2	—	319	40	(2)
December 31, 2016
Available-for-sale securities
Agency - Commercial	$6	1	$—	$345	29	$(5)
Agency - Residential	—	—	—	748	55	(16)
Municipal obligations	—	—	—	17	8	—
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$528	34	$(6)
Agency - Residential	—	—	—	385	43	(4)

The following table presents amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in millions)
September 30, 2017
Due after one year through five years	$17	$17	3.37%	$—	$—	—%
Due after five years through 10 years	44	45	4.83%	61	61	2.50%
Due after 10 years	1,589	1,575	2.34%	916	910	2.43%
Total	$1,650	$1,637		$977	$971

We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. At September 30, 2017, we had pledged investment securities of $1.3 billion compared to $879 million at December 31, 2016.

Note 3 - Loans Held-for-Sale

The majority of our mortgage loans originated as LHFS are sold into the secondary market by securitizing the loans into agency mortgage backed securities, through retail mortgage-backed securitizations or on a whole loan basis. At September 30, 2017 and December 31, 2016, LHFS totaled $4.9 billion and $3.2 billion, respectively. For the three and nine months ended September 30, 2017, we had net gains on loan sales associated with LHFS of $75 million and $189 million, respectively. During the three and nine months ended September 30, 2016, excluding the gains from the sale of mortgage loans transferred from loans held-for-investment, we had $94 million and $244 million, respectively, of net gains on loan sales associated with LHFS.

At both September 30, 2017 and December 31, 2016, $32 million of LHFS were recorded at lower of cost or fair value. The remainder of the loans in the portfolio are recorded at fair value as we have elected the fair value option for such loans.

Note 4 - Loans Held-for-Investment

The following table presents our loans held-for-investment:

	September 30, 2017	December 31, 2016
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,665	$2,327
Home equity	496	443
Other	26	28
Total consumer loans	3,187	2,798
Commercial loans
Commercial real estate (1)	1,760	1,261
Commercial and industrial	1,097	769
Warehouse lending	1,159	1,237
Total commercial loans	4,016	3,267
Total loans held-for-investment	$7,203	$6,065

(1)	Includes $270 million and $245 million of owner occupied commercial real estate loans at September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017, we sold performing and nonperforming consumer loans with UPB of $103 million, of which $25 million were nonperforming. Upon a change in our intent, the loans were transferred to LHFS and subsequently sold resulting in a gain of $1 million during the nine months ended September 30, 2017, which is recorded in net gain on loan sales on the Consolidated Statements of Operations.

During the nine months ended September 30, 2016, we sold performing and nonperforming consumer loans with UPB totaling $1.3 billion, of which $110 million were nonperforming. Upon a change in our intent, the loans were transferred to LHFS and subsequently sold resulting in a net gain on sale of $12 million, during the nine months ended September 30, 2016, which is recorded in net gain on loan sales on the Consolidated Statements of Operations.

During the nine months ended September 30, 2017, we purchased residential first mortgage loans with a UPB of $6 million and HELOC loans with a UPB of $100 million. A premium of $4 million was associated with these loan purchases. During the nine months ended September 30, 2016, we purchased jumbo residential first mortgage loans with a UPB of $150 million and a premium of $1 million.

We have pledged certain LHFI, LHFS, and loans with government guarantees to collateralize lines of credit and/or borrowings with the FHLB of Indianapolis and the FRB of Chicago. At September 30, 2017 and December 31, 2016, we had pledged loans of $7.7 billion and $5.3 billion, respectively.

Allowance for Loan Losses

We determine the estimate of the ALLL on at least a quarterly basis. Refer to Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016 for a description of the methodology. The ALLL, other than for loans that have been identified for individual evaluation for impairment, is determined on a loan pool basis by grouping loan types with common risk characteristics to determine our best estimate of incurred losses.

The following table presents changes in ALLL, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended September 30, 2017
Beginning balance ALLL	$56	$19	$1	$37	$21	$6	$140
Charge-offs (2)	(1)	(2)	—	—	—	—	(3)
Recoveries	—	1	—	—	—	—	1
Provision (benefit)	(3)	2	—	5	(2)	—	2
Ending balance ALLL	$52	$20	$1	$42	$19	$6	$140
Three Months Ended September 30, 2016
Beginning balance ALLL	$81	$30	$1	$19	$11	$8	$150
Charge-offs (2)	(7)	(1)	(1)	—	—	—	(9)
Recoveries	—	1	1	—	—	—	2
Provision (benefit)(3)	(4)	(5)	—	6	3	—	—
Ending balance ALLL	$70	$25	$1	$25	$14	$8	$143

Nine Months Ended September 30, 2017
Beginning balance ALLL	$65	$24	$1	$28	$17	$7	$142
Charge-offs (2)	(6)	(3)	(1)	—	—	—	(10)
Recoveries	1	2	1	—	—	—	4
Provision (benefit)	(8)	(3)	—	14	2	(1)	4
Ending balance ALLL	$52	$20	$1	$42	$19	$6	$140
Nine Months Ended September 30, 2016
Beginning balance ALLL	$116	$32	$2	$18	$13	$6	$187
Charge-offs (2)	(26)	(4)	(3)	—	—	—	(33)
Recoveries	1	2	2	—	—	—	5
Provision (benefit)(3)	(21)	(5)	—	7	1	2	(16)
Ending balance ALLL	$70	$25	$1	$25	$14	$8	$143

(1)	Includes allowance and charge-offs related to loans with government guarantees.

(2)
Includes charge-offs of zero related to the transfer and subsequent sale of loans during the three months ended September 30, 2017 and September 30, 2016, respectively, and $1 million and $8 million during the nine months ended September 30, 2017 and September 30, 2016, respectively. Also includes charge-offs related to loans with government guarantees of $1 million and $6 million during the three months ended September 30, 2017 and September 30, 2016, respectively, and $3 million and $13 million during the nine months ended September 30, 2017 and September 30, 2016, respectively.

(3)
Does not include $7 million provision for loan losses recorded in the Consolidated Statements of Operations to reserve for repossessed loans with government guarantees during the three and nine months ended September 30, 2016.

The following table sets forth the method of evaluation, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
September 30, 2017
Loans held-for-investment (2)
Individually evaluated	$35	$29	$—	$1	$—	$—	$65
Collectively evaluated	2,621	463	26	1,759	1,097	1,159	7,125
Total loans	$2,656	$492	$26	$1,760	$1,097	$1,159	$7,190
Allowance for loan losses (2)
Individually evaluated	$6	$9	$—	$—	$—	$—	$15
Collectively evaluated	46	11	1	42	19	6	125
Total allowance for loan losses	$52	$20	$1	$42	$19	$6	$140

December 31, 2016
Loans held-for-investment (2)
Individually evaluated	$46	$29	$—	$—	$—	$—	$75
Collectively evaluated	2,274	349	28	1,261	769	1,237	5,918
Total loans	$2,320	$378	$28	$1,261	$769	$1,237	$5,993
Allowance for loan losses (2)
Individually evaluated	$5	$8	$—	$—	$—	$—	$13
Collectively evaluated	60	16	1	28	17	7	129
Total allowance for loan losses	$65	$24	$1	$28	$17	$7	$142

(1)	Includes allowance related to loans with government guarantees.

(2)	Excludes loans carried under the fair value option.

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

We cease the accrual of interest on all classes of consumer and commercial loans upon the earlier of, becoming 90 days past due, or when doubt exists as to the ultimate collection of principal or interest (classified as nonaccrual or nonperforming loans). When a loan is placed on nonaccrual status, the accrued interest income is reversed and the loan may only return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued on impaired loans totaled zero and $1 million during the three and nine months ended September 30, 2017, respectively, and $1 million and $2 million during the three and nine months ended September 30, 2016, respectively. At September 30, 2017 and December 31, 2016, we had no loans 90 days past due and still accruing interest.

The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI
	(Dollars in millions)
September 30, 2017
Consumer loans
Residential first mortgage	$3	$1	$24	$28	$2,637	$2,665
Home equity	1	—	6	7	489	496
Other	—	—	—	—	26	26
Total consumer loans	4	1	30	35	3,152	3,187
Commercial loans
Commercial real estate	—	—	1	1	1,759	1,760
Commercial and industrial	—	—	—	—	1,097	1,097
Warehouse lending	—	—	—	—	1,159	1,159
Total commercial loans	—	—	1	1	4,015	4,016
Total loans (2)	$4	$1	$31	$36	$7,167	$7,203
December 31, 2016
Consumer loans
Residential first mortgage	$6	$—	$29	$35	$2,292	$2,327
Home equity	1	2	11	14	429	443
Other	1	—	—	1	27	28
Total consumer loans	8	2	40	50	2,748	2,798
Commercial loans
Commercial real estate	—	—	—	—	1,261	1,261
Commercial and industrial	—	—	—	—	769	769
Warehouse lending	—	—	—	—	1,237	1,237
Total commercial loans	—	—	—	—	3,267	3,267
Total loans (2)	$8	$2	$40	$50	$6,015	$6,065

(1)	Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

(2)	Includes $4 million and $13 million of loans 90 days or greater past due, accounted for under the fair value option at September 30, 2017 and December 31, 2016, respectively.

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

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
September 30, 2017
Consumer loans (1)
Residential first mortgage	$20	$11	$31
Home equity	26	4	30
Total TDRs (2)	$46	$15	$61
December 31, 2016
Consumer loans (1)
Residential first mortgage	$22	$11	$33
Home equity	45	7	52
Total TDRs (2)	$67	$18	$85

(1)	The ALLL on consumer TDR loans totaled $12 million and $9 million at September 30, 2017 and December 31, 2016, respectively.

(2)	Includes $3 million and $25 million of TDR loans accounted for under the fair value option at September 30, 2017 and December 31, 2016, respectively.
The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
		(Dollars in millions)
Three Months Ended September 30, 2017
Residential first mortgages	9	$3	$3	$—
Home equity (2)	37	2	2	1
Other consumer	—	—	—	—
Total TDR loans	46	$5	$5	$1

Three Months Ended September 30, 2016
Residential first mortgages	1	$—	$—	$—
Home equity (2)(3)	17	1	1	—
Total TDR loans	18	$1	$1	$—

Nine Months Ended September 30, 2017
Residential first mortgages	17	$4	$4	$—
Home equity (2)	71	5	5	2
Other consumer	1	—	—	—
Total TDR loans	89	$9	$9	$2

Nine Months Ended September 30, 2016
Residential first mortgages	17	$3	$4	$—
Home equity (2)(3)	128	8	7	—
Commercial and industrial	1	2	1	—
Total TDR loans	146	$13	$12	$—

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	Home equity post-modification unpaid principal balance reflects write downs.

(3)	Includes loans carried at the fair value option.

There was one residential first mortgage loan with a UPB of less than $1 million that was modified in the previous 12 months, which has subsequently defaulted during the three and nine months ended September 30, 2017 as compared to three home equity loans with a UPB of less than $1 million for each class which subsequently defaulted during the three months ended September 30, 2016 and one residential first mortgage loan and seven home equity loans with a UPB of less than $1 million for each class which subsequently defaulted during the nine months ended September 30, 2016. There was no increase or decrease in the allowance associated with these TDRs at subsequent default. All TDR classes within the consumer and commercial portfolios are considered subsequently defaulted when greater than 90 days past due. Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date.

Impaired Loans

The following table presents individually evaluated impaired loans and the associated allowance:

	September 30, 2017			December 31, 2016
	Recorded Investment	Net Unpaid Principal Balance	Related Allowance	Recorded Investment	Net Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage	$15	$15	$—	$6	$6	$—
Total consumer loans with no related allowance recorded	$15	$15	$—	$6	$6	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$20	$20	$6	$40	$40	$5
Home equity	28	29	9	29	29	8
Commercial loans
Commercial real estate	1	1	—	—	—	—
Total consumer loans with an allowance recorded	$49	$50	$15	$69	$69	$13

Total Impaired loans
Residential first mortgage	$35	$35	$6	$46	$46	$5
Home equity	28	29	9	29	29	8
Commercial real estate	1	1	—	—	—	—
Total impaired loans	$64	$65	$15	$75	$75	$13

The following table presents average impaired loans and the interest income recognized:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$37	$1	$43	$—	$39	$1	$55	$1
Home equity	28	—	30	—	28	1	31	1
Commercial loans
Commercial real estate	1	—	—	—	—	—	—	—
Commercial and industrial	—	—	1	—	—	—	2	—
Total impaired loans	$66	$1	$74	$—	$67	$2	$88	$2

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
In accordance with regulatory guidance, we assign risk ratings to consumer loans in the following manner:
•Consumer loans are classified as Watch once the loan becomes 60 days past due.
•Open and closed-end consumer loans 90 days or more past due are classified Substandard.

	September 30, 2017
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential First Mortgage	$2,614	$24	$—	$27	$2,665
Home equity	465	26	—	5	496
Other Consumer	26	—	—	—	26
Total Consumer Loans	$3,105	$50	$—	$32	$3,187

Commercial Loans
Commercial Real Estate	$1,727	$30	$—	$3	$1,760
Commercial and Industrial	1,003	82	—	12	1,097
Warehouse	1,119	40	—	—	1,159
Total Commercial Loans	$3,849	$152	$—	$15	$4,016

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential First Mortgage	$2,273	$23	$—	$31	$2,327
Home equity	386	46	—	11	443
Other Consumer	28	—	—	—	28
Total Consumer Loans	$2,687	$69	$—	$42	$2,798

Commercial Loans
Commercial Real Estate	$1,225	$27	$3	$6	$1,261
Commercial and Industrial	678	59	21	11	769
Warehouse	1,168	16	53	—	1,237
Total Commercial Loans	$3,071	$102	$77	$17	$3,267

Note 5 - Loans with Government Guarantees

Substantially all loans with government guarantees are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. FHA loans earn interest at a rate based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent, which is not paid by the FHA until claimed. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. We have reserved for these risks within other assets and as a component of our ALLL on residential first mortgages.

At September 30, 2017 and December 31, 2016, respectively, loans with government guarantees totaled $253 million and $365 million.

At September 30, 2017 and December 31, 2016, respectively, repossessed assets and the associated claims recorded in other assets totaled $92 million and $135 million.

Note 6 - Variable Interest Entities

We have no consolidated VIEs as of September 30, 2017 and December 31, 2016.

We have a continuing involvement, but are not the primary beneficiary for one unconsolidated VIE related to the FSTAR 2007-1 mortgage securitization trust. In accordance with the settlement agreement with MBIA, there is no further recourse to us related to FSTAR 2007-1, unless MBIA fails to meet their obligations. At September 30, 2017 and December 31, 2016, the FSTAR 2007-1 mortgage securitization trust included 2,035 loans and 2,453 loans, respectively, with an aggregate principal balance of $70 million and $89 million, respectively.

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

The following table presents changes in the carrying value of residential first mortgage MSRs, accounted for at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Balance at beginning of period	$184	$301	$335	$296
Additions from loans sold with servicing retained	75	51	178	173
Reductions from sales	(4)	(17)	(260)	(41)
Changes in fair value due to (1)
Decrease in MSR due to payoffs, pay-downs and run-off	(5)	(19)	(15)	(45)
Changes in estimates of fair value (2)	(4)	(14)	8	(81)
Balance at end of period	$246	$302	$246	$302

(1)	Changes in fair value are included within net return (loss) on MSRs on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes.

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

	September 30, 2017			December 31, 2016
		Fair value after			Fair value after
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
	(Dollars in millions)
Option adjusted spread	5.81%	$242	$238	7.78%	$326	$318
Constant prepayment rate	9.64%	238	231	16.68%	322	311
Weighted average annual cost to service per loan	$71.00	244	241	$68.18	330	326

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. To isolate the effect of the specified change, the fair value shock analysis is consistent with the identified adverse change, while holding all other assumptions constant. In practice, a change in one assumption generally impacts other assumptions, which may either magnify or counteract the effect of the change. For further fair value disclosures relating to MSRs, see Note 18 - Fair Value Measurements.

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

The following table summarizes income and fees associated with contractual servicing rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net return (loss) on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$14	$22	$43	$60
Changes in fair value	(9)	(33)	(7)	(126)
Net return (loss) on MSR derivatives (2)	—	(1)	(3)	44
Net transaction costs	1	1	(7)	1
Total net return (loss) on mortgage servicing rights	$6	$(11)	$26	$(21)

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on a cash basis.

(2)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$9	$7	$26	$21
Other servicing charges	(4)	(3)	(10)	(7)
Total income on mortgage loans subserviced, included in loan administration	$5	$4	$16	$14

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on cash basis.

Note 8 - Derivative Financial Instruments

Derivative financial instruments are recorded at fair value in other assets and other liabilities on the Consolidated Statements of Financial Condition. The Company's policy is to present its derivative assets and derivative liabilities on the Consolidated Statement of Financial Condition on a gross basis, even when provisions allowing for set-off are in place. However, for derivative contracts cleared through certain central clearing parties, variation margin payments are recognized as settlements. We are exposed to non-performance risk by the counterparties to our various derivative financial instruments. A majority of our derivatives are centrally cleared through a Central Counterparty Clearing House or consist of residential mortgage interest rate lock commitments further limiting our exposure to non-performance risk. We believe that the non-performance risk inherent in our remaining derivative contracts is minimal based on credit standards and the collateral provisions of the derivative agreements.

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

Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At September 30, 2017, we had $3 million (net-of-tax) of unrealized losses on derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss), compared to $1 million of unrealized gains at December 31, 2016. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $3 million of losses (net-of-tax).

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and throughout the hedge period. All hedge relationships were and are expected to be highly effective as of September 30, 2017. Cash flows and the profit impact associated with designated hedges are reported in the same line item as the underlying hedged item.

The following table presents the notional amount, estimated fair value and maturity of our derivative financial instruments:

	September 30, 2017 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on FHLB advances	$830	$1	2023-2026
Derivatives not designated as hedging instruments:
Assets
Futures	$1,091	$—	2017-2022
Mortgage backed securities forwards	4,740	12	2017
Rate lock commitments	4,478	33	2017
Interest rate swaps and swaptions	1,331	14	2017-2047
Total derivative assets	$11,640	$59
Liabilities
Futures	$671	$3	2017-2022
Mortgage backed securities forwards	2,089	4	2017
Rate lock commitments	326	1	2017
Interest rate swaps	920	2	2017-2032
Total derivative liabilities	$4,006	$10

	December 31, 2016
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on FHLB advances	$600	$20	2023-2026
Liabilities
Interest rate swaps on FHLB advances	$230	$1	2025-2026
Derivatives not designated as hedging instruments:
Assets
Futures	$4,621	$2	2017-2020
Mortgage backed securities forwards	3,776	43	2017
Rate lock commitments	3,517	24	2017
Interest rate swaps and swaptions	2,231	35	2017-2033
Total derivative assets	$14,145	$104
Liabilities
Futures	$134	$—	2017
Mortgage backed securities forwards	1,893	11	2017
Rate lock commitments	598	6	2017
Interest rate swaps	1,129	37	2017-2047
Total derivative liabilities	$3,754	$54

(1)
At September 30, 2017, variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day’s fair value of open positions is considered settlement of the derivative position for accounting purposes. At December 31, 2016, variation margin was not recognized as settlement.

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
	(Dollars in millions)
September 30, 2017
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on FHLB advances (1)	$1	$—	$1	$—	$23

Derivatives not designated as hedging instruments:
Assets
Mortgage backed securities forwards	$12	$—	$12	$—	$2
Interest rate swaps and swaptions (1)	14	—	14	—	11
Total derivative assets	$26	$—	$26	$—	$13

Liabilities
Futures	$3	$—	$3	$—	$4
Mortgage backed securities forwards	4	—	4	—	10
Interest rate swaps (1)	2	—	2	—	9
Total derivative liabilities	$9	$—	$9	$—	$23

December 31, 2016
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on FHLB advances (1)	$20	$1	$19	$—	$—
Liabilities
Interest rate swaps on FHLB advances (1)	$1	$1	$—	$—	$33

Derivatives not designated as hedging instruments:
Assets
Futures	$2	$—	$2	$—	$—
Mortgage-backed securities forwards	43	—	43	—	44
Interest rate swaps and swaptions (1)	35	—	35	—	30
Total derivative assets	$80	$—	$80	$—	$74

Liabilities
Futures	$—	$—	$—	$—	$1
Mortgage-backed securities forwards	11	—	11	—	—
Interest rate swaps (1)	37	—	37	—	20
Total derivative liabilities	$48	$—	$48	$—	$21

(1)
At September 30, 2017, variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day’s fair value of open positions is considered settlement of the derivative position for accounting purposes. At December 31, 2016, variation margin was not recognized as settlement and we had an additional $15 million in variation margin in excess of the amounts disclosed above.

We pledged a total of $23 million of cash collateral on derivative liabilities and $23 million of maintenance margin on derivative assets to counterparties and had an obligation to return cash of $13 million on derivative assets at September 30, 2017. We pledged a total of $54 million of cash collateral to counterparties and had an obligation to return cash of $74 million at December 31, 2016 for derivative activities. The net cash pledged is included in other assets on the Consolidated Statements of Financial Condition.

The following table presents net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of Gain/(Loss)
Futures	Net return (loss) on mortgage servicing rights	$(1)	$4	$(1)	$8
Interest rate swaps and swaptions	Net return (loss) on mortgage servicing rights	(2)	(7)	(7)	21
Mortgage-backed securities forwards	Net return (loss) on mortgage servicing rights	2	2	5	15
Rate lock commitments and forward agency and loan sales	Net gain (loss) on loan sales	(8)	15	(16)	14
Rate lock commitments	Other noninterest income	—	—	—	1
Interest rate swaps (1)	Other noninterest income	—	2	1	3
Total derivative gain (loss)		$(9)	$16	$(18)	$62

(1)	Includes customer-initiated commercial interest rate swaps.

Note 9 - Borrowings

Federal Home Loan Bank Advances

The following table presents a breakdown of our FHLB advances outstanding:

	September 30, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$4,065	1.14%	$1,780	0.62%
Total Short-term Federal Home Loan Bank advances	4,065		1,780
Long-term LIBOR adjustable advances	1,025	1.49%	1,025	1.12%
Long-term fixed rate advances (1)	275	1.41%	175	1.12%
Total Long-term Federal Home Loan Bank advances	1,300		1,200
Total Federal Home Loan Bank advances	$5,365		$2,980

(1)	Includes the current portion of fixed rate advances of $125 million and $50 million at September 30, 2017 and December 31, 2016, respectively.

We are required to maintain a minimum amount of qualifying collateral. In the event of default, the FHLB advance is similar to a secured borrowing, whereby the FHLB has the right to sell the pledged collateral to settle the fair value of the outstanding advances.

At September 30, 2017, we had the authority and approval from the FHLB to utilize a line of credit of up to $7.0 billion and we may access that line to the extent that collateral is provided. At September 30, 2017, we had $5.4 billion of advances outstanding and an additional $1.1 billion of collateralized borrowing capacity available at the FHLB. The advances can be collateralized by non-delinquent single-family residential first mortgage loans, loans with government guarantees, certain other loans and investment securities.

At September 30, 2017, $1.0 billion of the outstanding advances were long-term adjustable rate, with interest rates that reset every three months and are based on the three-month LIBOR index. The advances may be prepaid without penalty, with notification at scheduled three month intervals after an initial 12 month lockout period which is based on the settlement date of each advance. The outstanding advances included $830 million in a cash flow hedge relationship as discussed in Note 8 - Derivative Financial Instruments.

The following table contains detailed information on our FHLB advances and other borrowings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Maximum outstanding at any month end	$5,365	$3,182	$5,365	$3,557
Average outstanding balance	5,043	2,649	4,239	2,777
Average remaining borrowing capacity	1,182	1,626	1,297	1,106
Weighted average interest rate	1.36%	1.26%	1.26%	1.25%

The following table outlines the maturity dates of our FHLB advances and other borrowings:

September 30, 2017
(Dollars in millions)
2017	$4,065
2018	125
2019	50
2020	—
Thereafter	1,125
Total	$5,365

Parent Company Senior Notes and Trust Preferred Securities

The following table presents long-term debt, net of debt issuance costs:

	September 30, 2017		December 31, 2016
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, matures 2021	$246	6.125%	$246	6.125%
Trust Preferred Securities
Floating Three Month LIBOR
Plus 3.25%, matures 2032	$26	4.58%	$26	4.25%
Plus 3.25%, matures 2033	26	4.55%	26	4.13%
Plus 3.25%, matures 2033	26	4.55%	26	4.25%
Plus 2.00%, matures 2035	26	3.30%	26	2.88%
Plus 2.00%, matures 2035	26	3.30%	26	2.88%
Plus 1.75%, matures 2035	51	3.07%	51	2.71%
Plus 1.50%, matures 2035	25	2.80%	25	2.38%
Plus 1.45%, matures 2037	25	2.77%	25	2.41%
Plus 2.50%, matures 2037	16	3.82%	16	3.46%
Total Trust Preferred Securities	247		247
Total other long-term debt	$493		$493

Senior Notes

On July 11, 2016, we issued $250 million of senior notes (“Senior Notes”) which mature on July 15, 2021. The proceeds from these notes were used to bring dividends current and redeem our outstanding TARP Preferred. The notes are unsecured and rank equally and ratably with the unsecured senior indebtedness of Flagstar Bancorp, Inc.

Prior to June 15, 2021, we may redeem some or all of the Senior Notes at a redemption price equal to the greater of 100 percent of the aggregate principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments discounted to the redemption date on a semi-annual basis using a discount rate equal to the Treasury Rate plus 0.50 percent, plus, in each case accrued and unpaid interest.

Trust Preferred Securities

We sponsor nine trust subsidiaries, which issued preferred stock to third party investors. We issued trust preferred securities to those trusts, which we have included in long-term debt. The trust preferred securities are the sole assets of those trusts.

The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of September 30, 2017, we had no deferred interest.

Note 10 - Representation and Warranty Reserve

At the time a loan is sold, an estimate of the fair value of the guarantee associated with the mortgage loans is recorded in the representation and warranty reserve in the Consolidated Statements of Financial Condition which reduces the net gain on loan sales in the Consolidated Statements of Operations.

The following table shows the activity impacting the representation and warranty reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Balance at beginning of period	$20	$36	$27	$40
Provision (benefit)
Gain on sale reduction for representation and warranty liability	1	1	3	4
Representation and warranty provision (benefit)	(4)	(6)	(11)	(12)
Total	(3)	(5)	(8)	(8)
(Charge-offs) recoveries, net	(1)	1	(3)	—
Balance at end of period	$16	$32	$16	$32

Note 11 - Warrants

May Investor Warrant

We granted warrants (the "May Investor Warrants") on January 30, 2009 under anti-dilution provisions applicable to certain investors (the "May Investors") in our May 2008 private placement capital raise.

During the nine months ended September 30, 2017, a total of 237,627 May Investor Warrants were exercised, resulting in the net issuance of 154,313 shares of Common Stock. As of September 30, 2017, there are no remaining May Investor Warrants outstanding and the related liability is reduced to zero.

At December 31, 2016, the liability was $4 million. For further information, see Note 18 - Fair Value Measurements.

TARP Warrant

On January 30, 2009, in conjunction with the sale of 266,657 shares of TARP Preferred, we issued a warrant to purchase up to approximately 645,138 shares of Common Stock at an exercise price of $62.00 per share (the "Warrant").

The Warrant is exercisable through January 30, 2019 and remains outstanding.

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Investment securities
Beginning balance	$(6)	$21	$(8)	$5
Unrealized gain	—	1	2	27
Less: Tax provision	—	—	1	10
Net unrealized gain	—	1	1	17
Reclassifications out of AOCI (1)	1	(8)	3	(8)
Less: Tax (benefit) provision	—	(3)	1	(3)
Net unrealized gain (loss) reclassified out of AOCI	1	(5)	2	(5)
Other comprehensive income/(loss), net of tax	1	(4)	3	12
Ending balance	$(5)	$17	$(5)	$17

Cash Flow Hedges
Beginning balance	$(3)	$(40)	$1	$(3)
Unrealized gain (loss)	—	2	(2)	(61)
Less: Tax (benefit) provision	—	2	(1)	(17)
Net unrealized (loss)	—	—	(1)	(44)
Reclassifications out of AOCI (1)	—	3	(5)	10
Less: Tax (benefit)	—	—	(2)	—
Net unrealized gain (loss) reclassified out of AOCI	—	3	(3)	10
Other comprehensive income/(loss), net of tax	—	3	(4)	(34)
Ending balance	$(3)	$(37)	$(3)	$(37)

(1)	Reclassifications are reported in other noninterest income on the Consolidated Statement of Operations.

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions, except share data)
Net income	$40	$57	$108	$143
Deferred cumulative preferred stock dividends	—	(2)	—	(18)
Net income applicable to common stockholders	$40	$55	$108	$125
Weighted average shares
Weighted average common shares outstanding	57,162,025	56,580,238	57,062,696	56,556,188
Effect of dilutive securities
May Investor Warrants	—	364,791	16,383	339,893
Stock-based awards	1,024,568	988,777	1,054,217	831,181
Weighted average diluted common shares	58,186,593	57,933,806	58,133,296	57,727,262
Earnings per common share
Basic earnings per common share	$0.71	$0.98	$1.90	$2.21
Effect of dilutive securities
May Investor Warrants	—	—	—	(0.02)
Stock-based awards	(0.01)	(0.02)	(0.04)	(0.03)
Diluted earnings per common share	$0.70	$0.96	$1.86	$2.16

Under the terms of the TARP Preferred, the Company elected to defer payments of preferred stock dividends beginning with the February 2012 dividend. Although, while being deferred, the impact was not included in quarterly net income from continuing operations, the deferral did impact net income applicable to common stock for the purpose of calculating earnings per share, as shown above. On July 29, 2016, we completed the $267 million redemption of our TARP Preferred.

Note 14 - Stock-Based Compensation

We had stock-based compensation expense of $2 million and $8 million for the three and nine months ended September 30, 2017.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock units activity:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Shares	Weighted — Average Grant-Date Fair Value per Share	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock
Non-vested balance at beginning of period	1,455,327	$19.88	1,461,910	$17.68
Granted	28,750	23.57	355,088	28.02
Vested	(298)	16.77	(214,239)	18.95
Canceled and forfeited	(15,952)	23.31	(134,932)	18.57
Non-vested balance at end of period	1,467,827	$19.92	1,467,827	$19.92

2017 Employee Stock Purchase Plan

The Employee Stock Purchase Plan ("2017 ESPP") was approved on March 20, 2017 by our Board of Directors ("the Board") and on May 23, 2017 by our shareholders. The 2017 ESPP became effective July 1, 2017 and will remain effective until terminated by the Board. A total of 800,000 shares of the Company’s common stock are reserved and authorized for issuance for purchase under the 2017 ESPP. During the three months ended September 30, 2017, 19,897 shares were issued under the 2017 ESPP and our associated compensation expense was de minimis.

Note 15 - Income Taxes

The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discreet items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

The following table presents our provision for income tax and effective tax provision rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Provision for income taxes	$20	$30	$52	$73
Effective tax provision rate	32.4%	34.3%	32.3%	33.8%

We believe that it is unlikely that our unrecognized tax benefits will change by a material amount during the next 12 months. We recognize interest and penalties related to unrecognized tax benefits in provision for income taxes.

Note 16 - Regulatory Matters

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

To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both September 30, 2017 and December 31, 2016.

The following tables present the regulatory capital ratios as of the dates indicated:

Bancorp	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
September 30, 2017
Tangible capital (to adjusted avg. total assets)	$1,423	8.80%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,423	8.80%	$647	4.00%	$808	5.00%
Common equity Tier 1 capital (to RWA)	1,208	11.65%	467	4.50%	674	6.50%
Tier 1 capital (to RWA)	1,423	13.72%	622	6.00%	830	8.00%
Total capital (to RWA)	1,554	14.99%	830	8.00%	1,037	10.00%
December 31, 2016
Tangible capital (to adjusted avg. total assets)	$1,256	8.88%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,256	8.88%	$566	4.0%	$707	5.0%
Common equity Tier 1 capital (to RWA)	1,084	13.06%	374	4.5%	540	6.5%
Tier 1 capital (to RWA)	1,256	15.12%	498	6.0%	664	8.0%
Total capital (to RWA)	1,363	16.41%	664	8.0%	830	10.0%
N/A - Not applicable

Bank	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
September 30, 2017
Tangible capital (to adjusted avg. total assets)	$1,519	9.38%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,519	9.38%	$648	4.00%	$810	5.00%
Common equity tier 1 capital (to RWA)	1,519	14.61%	468	4.50%	676	6.50%
Tier 1 capital (to RWA)	1,519	14.61%	624	6.00%	832	8.00%
Total capital (to RWA)	1,651	15.88%	832	8.00%	1,040	10.00%
December 31, 2016
Tangible capital (to adjusted avg. total assets)	$1,491	10.52%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,491	10.52%	$567	4.0%	$709	5.0%
Common equity tier 1 capital (to RWA)	1,491	17.90%	375	4.5%	542	6.5%
Tier 1 capital (to RWA)	1,491	17.90%	500	6.0%	667	8.0%
Total capital (to RWA)	1,598	19.18%	667	8.0%	833	10.0%
N/A - Not applicable

Note 17 - Legal Proceedings, Contingencies and Commitments

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

At September 30, 2017, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements, or that the ultimate outcome of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

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

We elected to account for the DOJ Liability under the fair value option. To determine the fair value, we utilize a discounted cash flow model. Key assumptions for the discounted cash flow model include using a discount rate as of September 30, 2017 of 9.4 percent; probability weightings of multiple cash flow scenarios and possible outcomes which contemplate the above conditions and estimates of forecasted net income, size of the balance sheet, capital levels, dividends and their impact on the timing of cash payments and the assumptions we believe a market participant would make to transfer the liability. The fair value of the DOJ Liability was $60 million at both September 30, 2017 and December 31, 2016.

Other litigation accruals

At September 30, 2017 and December 31, 2016, excluding the fair value liability relating to the DOJ litigation settlement, our total accrual for contingent liabilities, settled litigation and regulatory matters was $2 million and $3 million, respectively.

Commitments

The following table is a summary of the contractual amount of significant commitments:

	September 30, 2017	December 31, 2016
	(Dollars in millions)
Commitments to extend credit
Mortgage loans interest-rate lock commitments	$4,804	$4,115
Warehouse loan commitments	1,560	1,670
Commercial and industrial commitments	692	424
Other commercial commitments	955	651
HELOC commitments	241	179
Other consumer commitments	51	57
Standby and commercial letters of credit	46	30

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

We maintain a reserve for the estimate of probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. A reserve balance of $3 million at both September 30, 2017 and December 31, 2016 is reflected in other liabilities on the Consolidated Statements of Financial Condition.

Note 18 - Fair Value Measurements

We utilize fair value measurements to record or disclose the fair value on certain assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability through an orderly transaction between market participants at the measurement date. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, we use present value techniques and other valuation methods to estimate the fair values of our financial instruments. These valuation models rely on market-based parameters when available, such as interest rate yield curves or credit spreads. Unobservable inputs may be based on management's judgment, assumptions and estimates related to credit quality, our future earnings, interest rates and other relevant inputs. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Refer to Note 22 - Fair Value Measurements to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016 for a description of our valuation methodologies and information about the fair value hierarchy.

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

	September 30, 2017
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$750	$—	$750
Agency - Residential	—	809	—	809
Municipal obligations	—	44	—	44
Corporate debt obligations	—	34	—	34
Loans held-for-sale
Residential first mortgage loans	—	4,907	—	4,907
Loans held-for-investment
Residential first mortgage loans	—	9	—	9
Home equity	—	—	4	4
Mortgage servicing rights	—	—	246	246
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	33	33
Mortgage-backed securities forwards	—	12	—	12
Interest rate swaps and swaptions	—	14	—	14
Interest rate swap on FHLB advances (net)	—	1	—	1
Total assets at fair value	$—	$6,580	$283	$6,863
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(1)	$(1)
Futures	(3)	—	—	(3)
Mortgage backed securities forwards	—	(4)	—	(4)
Interest rate swaps	—	(2)	—	(2)
DOJ litigation settlement	—	—	(60)	(60)
Contingent consideration	—	—	(26)	(26)
Total liabilities at fair value	$(3)	$(6)	$(87)	$(96)

On May 15, 2017, the Company closed on the acquisition of certain assets of Opes Advisors (“Opes”), a California based retail mortgage originator and wealth management service provider. Although the acquired assets of Opes were not significant, the addition of Opes positions us to increase our distributed retail lending channel. Consideration in the acquisition of Opes consisted of upfront cash and contingent cash in the form of an earn-out. The earn-out is based on future target production volumes and profitability of the division which were significant inputs to the preliminary fair value. We deem the initial valuation of the assets and liabilities to be provisional and have left the measurement period open. These fair values may be adjusted in a future period, not to exceed one year after the acquisition date, to reflect new facts and circumstances which existed as of the acquisition date. During the third quarter of 2017, an adjustment was made to the initial fair value of the acquisition earn-out that was the result of facts and circumstances in existence at the acquisition date.

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

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2017.

Fair Value Measurements Using Significant Unobservable Inputs

The following tables include a roll forward of the Consolidated Statements of Financial Condition amounts (including the change in fair value) for financial instruments classified by us within level 3 of the valuation hierarchy:

		Recorded in Earnings		Recorded in OCI
	Balance at Beginning of Period	Total Unrealized Gains / (Losses)	Total Realized Gains / (Losses)	Total Unrealized Gains / (Losses)	Purchases / Originations	Sales	Settlements	Transfers In (Out)	Balance at End of Period
	(Dollars in millions)
Three Months Ended September 30, 2017
Assets
Loans held-for-investment
Home equity	$5	$—	$—	$—	$—	$—	$(1)	$—	$4
Mortgage servicing rights	184	(9)	—	—	75	(4)	—	—	246
Rate lock commitments (net) (1)	26	21	—	—	82	—	—	(97)	32
Totals	$215	$12	$—	$—	$157	$(4)	$(1)	$(97)	$282
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$—	$—	$(60)
Contingent consideration	(23)	(1)	—	—	(2)	—	—	—	(26)
Totals	$(83)	$(1)	$—	$—	$(2)	$—	$—	$—	$(86)

Three Months Ended September 30, 2016
Assets
Loans held-for-investment
Home equity	$82	$4	$—	$—	$—	$—	$(14)	$—	$72
Mortgage servicing rights	301	(33)	—	—	51	(17)	—	—	302
Rate lock commitments (net) (1)	82	33	—	—	116	(150)	(18)	—	63
Totals	$465	$4	$—	$—	$167	$(167)	$(32)	$—	$437
Liabilities
DOJ litigation settlement	$(84)	$24	$—	$—	$—	$—	$—	$—	$(60)

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
	(Dollars in millions)
Nine Months Ended September 30, 2017
Assets
Loans held-for-sale
Home equity	$—	$1	$—		$—	$—	$(52)	$(1)	$52	$—
Loans held-for-investment
Home equity	65	1	—	—	—	—	—	(7)	(55)	4
Mortgage servicing rights	335	(7)	—		—	178	(260)	—	—	246
Rate lock commitments (net) (1)	18	55	—		—	199	—	—	(240)	32
Totals	$418	$50	$—		$—	$377	$(312)	$(8)	$(243)	$282
Liabilities
DOJ litigation settlement	$(60)	$—	$—		$—	$—	$—	$—	$—	$(60)
Contingent consideration	—	(1)	—		—	(25)	—	—	—	(26)
Totals	$(60)	$(1)	$—		$—	$(25)	$—	$—	$—	$(86)

Nine Months Ended September 30, 2016
Assets
Loans held-for-investment
Home equity	$106	$2	$—		$—	$—	$—	$(36)	$—	$72
Mortgage servicing rights	296	(126)	—		—	173	(41)	—	—	302
Rate lock commitments (net) (1)	26	153	—		—	303	(371)	(48)	—	63
Totals	$428	$29	$—		$—	$476	$(412)	$(84)	$—	$437
Liabilities
DOJ litigation settlement	$(84)	$24	$—		$—	$—	$—	$—	$—	$(60)

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
	(Dollars in millions)
September 30, 2017
Assets
Loans held-for-investment
Home equity	$4	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% - 10.8% (9.0%) 5.2% - 7.7% (6.5%) 3.0% - 4.5% (3.4%)
Mortgage servicing rights	$246	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	4.7% - 7.0% (5.8%) 7.8% - 11.4% (9.6%) $57 - $85 ($71)
Rate lock commitments (net)	$32	Consensus pricing	Origination pull-through rate	63.9% - 95.9% (79.9%)
Liabilities
DOJ litigation settlement	$60	Discounted cash flows	Discount rate Asset growth rate	7.5% - 11.3% (9.4%) 5.6% - 16.8% (6.5%)
Contingent consideration	$26	Discounted cash flows	Beta Equity volatility	0.6 - 1.6 (1.1) 26.6% - 58.9% (40.5%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
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

Recurring Significant Unobservable Inputs

Home equity. The significant unobservable inputs used in the fair value measurement of the home equity loans are discount rates, constant prepayment rates, and default rates. The constant prepayment and default rates are based on a 12 month historical average. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases (decreases) in prepay rates in isolation result in a higher (lower) fair value and increases (decreases) in default rates in isolation result in a lower (higher) fair value. HELOC loans formerly included in the FSTAR 2005-1 and FSTAR 2006-1 securitization trusts, also classified as home equity loans, were valued utilizing a loan-level discounted cash flow model which projects expected cash flows given three potential outcomes: (1) paid-in-full at scheduled maturity, (2) default at scheduled maturity (foreclosure), and (3) modification at scheduled maturity into an amortizing HELOC. Loans are placed into the potential outcome buckets based on their underlying current delinquency, FICO scores and property CLTV all of which are unobservable inputs. These loans were sold in the second quarter of 2017.

MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation would result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For September 30, 2017 and December 31, 2016 the weighted average life (in years) for the entire MSRs portfolio was 6.0 and 6.6, respectively.

DOJ litigation settlement. The significant unobservable input used in the fair value measurement of the DOJ litigation settlement is the discount rate and asset growth rate, in addition to those discussed in Note 17 - Legal Proceedings, Contingencies and Commitments. Significant increases (decreases) in the discount rate or asset growth rate in isolation would result in a marginally lower (higher) fair value measurement. For further information on the fair value inputs related to the DOJ litigation, see Note 17 - Legal Proceedings, Contingencies, and Commitments.

Rate lock commitments. The significant unobservable input used in the fair value measurement of the rate lock commitments is the pull through rate. The pull through rate is a statistical analysis of our actual rate lock fallout history to determine the sensitivity of the residential mortgage loan pipeline compared to interest rate changes and other deterministic values. New market prices are applied based on updated loan characteristics and new fallout ratios (i.e., the inverse of the pull through rate) are applied accordingly. Significant increases (decreases) in the pull through rate in isolation would result in a significantly higher (lower) fair value measurement.

Contingent consideration. The significant unobservable input used in the fair value of the contingent consideration is future forecasted target production volumes and profitability of the division. An increase or decrease to these inputs results in an increase or decrease of the liability. Other unobservable inputs include Beta and volatility which drive the risk adjusted discount rate utilized in a Monte Carlo simulation. An increase or decrease in these inputs results in a decrease or increase to the liability.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis.

The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Gains/(Losses)
	(Dollars in millions)
September 30, 2017
Loans held-for-sale (2)	$6	$6	$—	$(1)
Impaired loans held-for-investment (2)
Loans held-for-investment	23	—	23	(8)
Repossessed assets (3)	9	—	9	—
Totals	$38	$6	$32	$(9)
December 31, 2016
Loans held-for-sale (2)	$9	$9	$—	$(2)
Impaired loans held-for-investment (2)
Residential first mortgage loans	25	—	25	(28)
Repossessed assets (3)	14	—	14	(2)
Totals	$48	$9	$39	$(32)

(1)	The fair values are determined at various dates during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

(2)	Gains/(losses) reflect fair value adjustments on assets for which we did not elect the fair value option.

(3)	Gains/(losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

The following tables present the quantitative information about nonrecurring level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
September 30, 2017
Impaired loans held-for-investment
Loans held-for-investment	$23	Fair value of collateral	Loss severity discount	28% - 31% (29.6%)
Repossessed assets	$9	Fair value of collateral	Loss severity discount	29% - 100% (75.3%)
December 31, 2016
Impaired loans held-for-investment
Residential first mortgage loans	$25	Fair value of collateral	Loss severity discount	22% - 40% (29.5%)
Repossessed assets	$14	Fair value of collateral	Loss severity discount	22% - 100% (69.5%)

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	September 30, 2017
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$233	$233	$233	$—	$—
Investment securities available-for-sale	1,637	1,637	—	1,637	—
Investment securities held-to-maturity	977	971	—	971	—
Loans held-for-sale	4,939	4,940	—	4,940	—
Loans held-for-investment	7,203	7,181	—	9	7,172
Loans with government guarantees	253	245	—	245	—
Mortgage servicing rights	246	246	—	—	246
Federal Home Loan Bank stock	264	264	—	264	—
Bank owned life insurance	328	328	—	328	—
Repossessed assets	9	9	—	—	9
Other assets, foreclosure claims	92	92	—	92	—
Derivative financial instruments, assets	60	60	—	27	33
Liabilities
Retail deposits
Demand deposits and savings accounts	$(5,243)	$(4,845)	$—	$(4,845)	$—
Certificates of deposit	(1,297)	(1,304)	—	(1,304)	—
Wholesale deposits	(43)	(43)	—	(43)	—
Government deposits	(1,068)	(1,045)	—	(1,045)	—
Company controlled deposits	(1,510)	(1,473)	—	(1,473)	—
Federal Home Loan Bank advances	(5,365)	(5,252)	—	(5,252)	—
Long-term debt	(493)	(382)	—	(382)	—
DOJ litigation settlement	(60)	(60)	—	—	(60)
Contingent consideration	(26)	(26)	—	—	(26)
Derivative financial instruments, liabilities	(10)	(10)	(3)	(6)	(1)

	December 31, 2016
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$158	$158	$158	$—	$—
Investment securities available-for-sale	1,480	1,480	—	1,480	—
Investment securities held-to-maturity	1,093	1,084	—	1,084	—
Loans held-for-sale	3,177	3,178	—	3,178	—
Loans held-for-investment	6,065	5,998	—	7	5,991
Loans with government guarantees	365	354	—	354	—
Mortgage servicing rights	335	335	—	—	335
Federal Home Loan Bank stock	180	180	—	180	—
Bank owned life insurance	271	271	—	271	—
Repossessed assets	14	14	—	—	14
Other assets, foreclosure claims	135	135	—	135	—
Derivative financial instruments, assets	123	123	45	54	24
Liabilities
Retail deposits
Demand deposits and savings accounts	$(5,268)	$(4,956)	$—	$(4,956)	$—
Certificates of deposit	(1,056)	(1,062)	—	(1,062)	—
Government deposits	(1,030)	(1,011)	—	(1,011)	—
Company controlled deposits	(1,446)	(1,371)	—	(1,371)	—
Federal Home Loan Bank advances	(2,980)	(2,964)	—	(2,964)	—
Long-term debt	(493)	(277)	—	(277)	—
Warrant liabilities	(4)	(4)	—	(4)	—
DOJ litigation settlement	(60)	(60)	—	—	(60)
Derivative financial instruments, liabilities	(54)	(54)	(11)	(37)	(6)

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

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$92	$151	$260	$440
Loans held-for-investment
Other noninterest income	$—	$—	$1	$(2)
Liabilities
Other noninterest income	$—	$24	$—	$24

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	September 30, 2017			December 31, 2016
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$4	$4	$—	$2	$2	$—
Loans held-for-investment	6	4	(2)	19	13	(6)
Total nonaccrual loans	$10	$8	$(2)	$21	$15	$(6)
Other performing loans
Loans held-for-sale	$4,742	$4,903	$161	$3,103	$3,143	$40
Loans held-for-investment	11	9	(2)	72	59	(13)
Total other performing loans	$4,753	$4,912	$159	$3,175	$3,202	$27
Total loans
Loans held-for-sale	$4,746	$4,907	$161	$3,105	$3,145	$40
Loans held-for-investment	17	13	(4)	91	72	(19)
Total loans	$4,763	$4,920	$157	$3,196	$3,217	$21
Liabilities
Litigation settlement (1)	$(118)	$(60)	$58	$(118)	$(60)	$58

(1)	We are obligated to pay $118 million in installment payments upon meeting certain performance conditions, as described in Note 17 - Legal Proceedings, Contingencies and Commitments.

Note 19 - Segment Information

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

The Community Banking segment originates loans, provides deposits and fee based services to consumer, business, and mortgage lending customers through its Branch Banking, Business Banking and Commercial Banking, Government Banking, Warehouse Lending and LHFI Portfolio groups. Products offered through these groups include checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, commercial loans, commercial real estate loans, equipment finance and leasing, home builder finance loans and warehouse lines of credit. Other financial services available include consumer and corporate card services, customized treasury management solutions, merchant services and capital markets services such as loan syndications. In addition, wealth management products and services are provided through Opes as of the acquisition date of May 15, 2017.

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

Revenues are comprised of net interest income (before the provision (benefit) for loan losses) and noninterest income. Noninterest expenses and provision (benefit) for income taxes are fully allocated to each operating segment. Allocation methodologies may be subject to periodic adjustment as the internal management accounting system is revised and the business or product lines within the segments change.

The following tables present financial information by business segment for the periods indicated:

	Three Months Ended September 30, 2017
	Community Banking	Mortgage Originations	Mortgage Servicing	Other	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$63	$34	$7	$(1)	$103
Net gain (loss) on loan sales	(4)	79	—	—	75
Representation and warranty benefit	—	4	—	—	4
Other noninterest income	9	23	11	8	51
Total net interest income and noninterest income	68	140	18	7	233
(Provision) benefit for loan losses	(1)	(1)	—	—	(2)
Depreciation and amortization expense	(2)	(2)	(1)	(5)	(10)
Other noninterest expense	(49)	(90)	(22)	—	(161)
Total noninterest expense	(51)	(92)	(23)	(5)	(171)
Income (loss) before income taxes	16	47	(5)	2	60
Provision (benefit) for income taxes	6	16	(1)	(1)	20
Net income (loss)	$10	$31	$(4)	$3	$40
Intersegment revenue	$(4)	$2	$5	$(3)	$—

Average balances
Loans held-for-sale	$14	$4,462	$—	$—	$4,476
Loans with government guarantees	—	264	—	—	264
Loans held-for-investment	6,764	10	—	29	6,803
Total assets	6,843	5,743	30	3,823	16,439
Deposits	7,498	—	1,507	—	9,005

	Three Months Ended September 30, 2016
	Community Banking	Mortgage Originations	Mortgage Servicing	Other	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$54	$24	$7	$(5)	$80
Net gain (loss) on loan sales	(1)	95	—	—	94
Representation and warranty benefit	—	6	—	—	6
Other noninterest income	8	4	13	31	56
Total net interest income and noninterest income	61	129	20	26	236
(Provision) for loan losses	(7)	—	—	—	(7)
Depreciation and amortization expense	(1)	(2)	—	(5)	(8)
Other noninterest expense	(43)	(66)	(25)	—	(134)
Total noninterest expense	(44)	(68)	(25)	(5)	(142)
Income (loss) before income taxes	10	61	(5)	21	87
Provision (benefit) for income taxes	3	22	(2)	7	30
Net income (loss)	$7	$39	$(3)	$14	$57
Intersegment revenue	$(1)	$(1)	$6	$(4)	$—

Average balances
Loans held-for-sale	$16	$3,400	$—	$—	$3,416
Loans with government guarantees	—	432	—	—	432
Loans held-for-investment	5,843	5	—	—	5,848
Total assets	5,904	4,835	26	3,383	14,148
Deposits	7,273	—	1,853	—	9,126

	Nine Months Ended September 30, 2017
	Community Banking	Mortgage Originations	Mortgage Servicing	Other	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$171	$96	$16	$—	$283
Net gain (loss) on loan sales	(7)	196	—	—	189
Representation and warranty benefit	—	11	—	—	11
Other noninterest income	23	66	40	17	146
Total net interest income and noninterest income	187	369	56	17	629
(Provision) benefit for loan losses	(3)	(3)	—	2	(4)
Depreciation and amortization expense	(6)	(5)	(3)	(14)	(28)
Other noninterest expense	(138)	(227)	(71)	(1)	(437)
Total noninterest expense	(144)	(232)	(74)	(15)	(465)
Income (loss) before income taxes	40	134	(18)	4	160
Provision (benefit) for income taxes	14	47	(6)	(3)	52
Net income (loss)	$26	$87	$(12)	$7	$108
Intersegment revenue	$(5)	$3	$14	$(12)	$—

Average balances
Loans held-for-sale	$16	$3,998	$—	$—	$4,014
Loans with government guarantees	—	300	—	—	300
Loans held-for-investment	6,191	7	—	29	6,227
Total assets	6,262	5,307	36	3,801	15,406
Deposits	7,438	—	1,409	—	8,847

	Nine Months Ended September 30, 2016
	Community Banking	Mortgage Originations	Mortgage Servicing	Other	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$150	$67	$17	$2	$236
Net gain (loss) on loan sales	8	251	—	—	259
Representation and warranty benefit	—	12	—	—	12
Other noninterest income	21	15	41	41	118
Total net interest income and noninterest income	179	345	58	43	625
(Provision) benefit for loan losses	9	—	—	—	9
Depreciation and amortization expense	(5)	(4)	(2)	(12)	(23)
Other noninterest expense	(131)	(188)	(70)	(6)	(395)
Total noninterest expense	(136)	(192)	(72)	(18)	(418)
Income (loss) before income taxes	52	153	(14)	25	216
Provision (benefit) for income taxes	18	54	(5)	6	73
Net income (loss)	$34	$99	$(9)	$19	$143
Intersegment revenue	$(2)	$(1)	$18	$(15)	$—

Average balances
Loans held-for-sale	$83	$2,988	$—	$—	$3,071
Loans with government guarantees	—	450	—	—	450
Loans held-for-investment	5,689	6	—	—	5,695
Total assets	5,798	4,328	36	3,549	13,711
Deposits	7,080	—	1,523	—	8,603

Note 20 - Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

We adopted the following accounting standard updates (ASU) during 2017, none of which had a material impact to our financial statements:

Standard	Description	Effective Date
ASU 2016-17	Consolidation (Topic 810): Interests Held Through Related Parties That are Under Common Control	January 1, 2017
ASU 2016-09	Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting	January 1, 2017
ASU 2016-07	Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting	January 1, 2017
ASU 2016-06	Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments	January 1, 2017
ASU 2016-05	Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Relationships	January 1, 2017

Accounting Standards Issued But Not Yet Adopted

The following ASUs have been issued and are expected to result in a significant change to our significant accounting policies and/or have a significant financial impact:

Derivatives and Hedging - In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments were designed to more closely align hedge accounting requirements with users’ risk management strategies. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We do not expect adoption of this guidance to have a material impact on our Consolidated Financial Statements. However, the guidance is expected to provide a broader range of hedge accounting opportunities and simplify the internal documentation requirements for our existing cash flow hedge relationships.

Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU alters the current method for recognizing credit losses within the reserve account. Currently, an institution uses the incurred loss method, whereas the new guidance requires financial assets to be presented at the net amount expected to be collected (i.e., net of expected credit losses). The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. We have established an internal steering committee to lead the implementation efforts. The steering committee is in the process of evaluating control and process framework, data, model, and resource requirements and areas where modifications will be required. We are currently evaluating the impact adoption of the guidance will have on our Consolidated Financial Statements, and highlight that any impact will be contingent upon the underlying characteristics of the affected portfolio and macroeconomic and internal forecasts at adoption date.

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

Revenue from Contracts with Customers - In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration in exchange for those goods or services. The FASB has voted to approve a year deferral of the effective date from January 1, 2017 to January 1, 2018. In April 2016, the FASB clarified the following two aspects: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to provide a limited number of changes to its revenue recognition standard. The amendments clarify the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes, and the timing for measuring customer payments that are not in cash. The amendment also specifies that a contract should be considered complete if all, or substantially all, of its revenue has been collected prior to making the transition to the new standard. In addition, the update clarifies the disclosure requirements for transition to the new standard by adjusting amounts from prior reporting periods. In December 2016, the FASB issued ASU 2016-20 Technical Corrections and Improvement to Topic 606, Revenue from Contracts with Customers. We will implement the revenue recognition guidance in the first quarter of 2018 utilizing the cumulative-effect approach. Our implementation of the guidance includes creating an inventory of revenue contracts and assessing whether the recognition of revenue associated with each contract will be impacted by the new guidance, particularly related to certain fees. Lease contracts and financial instruments, which include loans and securities, are excluded from the scope of this standard. Therefore, we do not anticipate the implementation of the revenue recognition guidance to have a material impact on our Consolidated Financial Statements. The initial scoping has been completed and the amount of in scope revenue is less than 3% of total revenue. Additionally, the recognition of revenue for in scope items is not anticipated to materially change such that we do not expect implementation of the revenue recognition guidance to have a material impact on our Consolidated Financial Statements or associated disclosures.

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of September 30, 2017, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of September 30, 2017.

(b)
Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, the Company is party to legal proceedings incidental to its business. For further information, see Note 17 - Legal Proceedings, Contingencies and Commitments.

Item 1A. Risk Factors

The Company believes that there have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended September 30, 2017.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended September 30, 2017.

Item 3. Defaults upon Senior Securities

The Company had no defaults on senior securities.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1
Second Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc., as amended (previously filed as Exhibit 3.1 to the Company's Current Report on Form 10-Q dated August 7, 2017, and incorporated herein by reference).

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

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2017, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	November 6, 2017	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Second Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc., as amended (previously filed as Exhibit 3.1 to the Company's Current Report on Form 10-Q dated August 7, 2017, and incorporated herein by reference).

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

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2017, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.