Form 10-K
period 2017-12-31
FLAGSTAR BANCORP INC
filed 2018-03-12
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16577
(Exact name of registrant as specified in its charter)

Michigan	38-3150651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (248) 312-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Smaller Reporting Company	☐
Non-Accelerated Filer	☐	Emerging growth company	☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act  ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes        No  ☒
The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sale price ($30.82 per share) as reported on the New York Stock Exchange on June 30, 2017, was approximately $665 million. The registrant does not have any non-voting common equity shares.
As of March 8, 2018, 57,363,798 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
AFS	Available for Sale	Home Equity	Second Mortgages, HELOANs, HELOCs
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	HOLA	Home Owners Loan Act
ALLL	Allowance for Loan & Lease Losses	HPI	Housing Price Index
AOCI	Accumulated Other Comprehensive Income (Loss)	H.R.1.	House of Representatives 1 - Tax Cuts and Jobs Act
ASU	Accounting Standards Update	HTM	Held-to-Maturity
Basel III	Basel Committee on Banking Supervision Third Basel Accord	LIBOR	London Interbank Offered Rate
BSA	Bank Secrecy Act	LHFI	Loans Held-for-Investment
C&I	Commercial and Industrial	LHFS	Loans Held-for-Sale
CAMELS	Capital, Asset Quality, Management, Earnings, Liquidity and Sensitivity	LTV	Loan-to-Value
CD	Certificates of Deposit	Management	Flagstar Bancorp’s Management
CDARS	Certificates of Deposit Account Registry Service	MBIA	MBIA Insurance Corporation
CET1	Common Equity Tier 1	MBS	Mortgage-Backed Securities
CFPB	Consumer Financial Protection Bureau	MD&A	Management's Discussion and Analysis
CLTV	Combined Loan to Value	MP Thrift	MP Thrift Investments, L.P.
Common Stock	Common Shares	MSR	Mortgage Servicing Rights
CRE	Commercial Real Estate	N/A	Not Applicable
DIF	Depositors Insurance Fund	NASDAQ	National Association of Securities Dealers Automated Quotations
DOJ	United States Department of Justice	NBV	Net Book Value
DTA	Deferred Tax Asset	NYSE	New York Stock Exchange
EVE	Economic Value of Equity	OCC	Office of the Comptroller of the Currency
ExLTIP	Executive Long-Term Incentive Program	OCI	Other Comprehensive Income (Loss)
FACT Act	Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act	OFHEO	Office of Federal Housing Enterprise Oversight
Fannie Mae/FNMA	Federal National Mortgage Association	OTS	Office of Thrift Supervision
FASB	Financial Accounting Standards Board	OTTI	Other-Than-Temporary-Impairment
FBC	Flagstar Bancorp	QTL	Qualified Thrift Lending
FDIC	Federal Deposit Insurance Corporation	Regulatory Agencies
Board of Governors of the Federal Reserve, Office of the Comptroller of the Currency, U.S. Department of the Treasury, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, Securities and Exchange Commission

Federal Reserve	Board of Governors of the Federal Reserve System	RESPA	Real Estate Settlement Procedures Act
FHA	Federal Housing Administration	RMBS	Residential Mortgage-Backed Securities
FHLB	Federal Home Loan Bank	RWA	Risk Weighted Assets
FICO	Fair Isaac Corporation	SEC	Securities and Exchange Commission
FRB	Federal Reserve Bank	SFR	Single Family Residence
Freddie Mac/FHLMC	Federal Home Loan Mortgage Corporation	TARP	Troubled Asset Relief Program
FTE	Full Time Equivalent	TDR	Trouble Debt Restructuring
GAAP	Generally Accepted Accounting Principles	TILA	Truth in Lending Act
Ginnie Mae/GNMA	Government National Mortgage Association	UPB	Unpaid Principal Balance
GLBA	Gramm-Leach Bliley Act	U.S. Treasury	United States Department of Treasury
HELOAN	Home Equity Loans	VIE	Variable Interest Entities
HELOC	Home Equity Lines of Credit	XBRL	eXtensible Business Reporting Language
HFI	Held for Investment

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

Generally, forward-looking statements are not based on historical facts but instead represent management’s beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, estimate, may increase, may fluctuate, and similar expressions or future or conditional verbs such as will, should, would, and could. Such statements are based on management’s current expectations and are subject to risks, uncertainties, and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included within each individual business’ discussion and analysis of our results of operations and the risk factors listed and described in Part I, Item 1A. Risk Factors.

Other than as required under United States securities laws, Flagstar Bancorp does not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

PART I

ITEM 1.	BUSINESS

Where we say "we," "us," "our," the "Company," "Bancorp" or "Flagstar," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference to "we," "us," or "our," the "Company," or "Flagstar," will include our wholly-owned subsidiary Flagstar Bank, FSB (the "Bank"). See the Glossary of Abbreviations and Acronyms on page 3 for definitions used throughout this Form 10-K.

Introduction

We are a leading savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. Based on our assets at December 31, 2017, we are one of the largest banks headquartered in Michigan, providing commercial, small business, and consumer banking services, and the 5th largest bank mortgage originator in the nation. At December 31, 2017, we had 3,525 full-time equivalent employees inclusive of account executives and loan officers. Our common stock is listed on the NYSE under the symbol "FBC." As of December 31, 2017, we are considered a controlled company for NYSE purposes, because approximately 62.1 percent of our common stock is owned by MP Thrift Investments, L.P., which is managed by MatlinPatterson, a global asset manager.

We have a unique, relationship-based business model which leverages our full-service bank’s capabilities with our national mortgage customer base to create and build enduring commercial relationships. Our banking network emphasizes the delivery of a complete set of banking and mortgage products and services. We distinguish ourselves by crafting specialized solutions for our customers, local delivery, high quality customer service and competitive product pricing. Our community bank growth model has focused on attracting seasoned bankers with larger bank lending experience who can attract their existing long-term customer relationships to Flagstar. At December 31, 2017, we operated 99 full service banking branches throughout Michigan's major markets where we offer a full set of banking products to consumer, commercial, and government customers.

We originate mortgages through a wholesale network of correspondents and brokers in all 50 states, as well as through our own loan officers from 89 retail locations in 29 states, representing the combined retail branches of Flagstar Bank, our direct-to-consumer lending team and the Opes Advisors mortgage division. The Bank has the opportunity to expand correspondent relationships by providing warehouse lending, mortgage servicing and other services. Servicing and subservicing of loans provides fee income and generates a stable long-term source of funding through company controlled deposits.

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

Operating Segments

Our operations are conducted through our three operating segments: Community Banking, Mortgage Originations and Mortgage Servicing. Additionally, our Other segment includes the remaining reported activities. For further information, see MD&A - Operating Segments and Note 23 - Segment Information.

Competition

We face substantial competition in attracting deposits and making loans. Our most direct competition for deposits has historically come from other savings banks, commercial banks and credit unions in our local market areas. Money market funds and full-service securities brokerage firms also compete with us for these funds and, in recent years, many financial institutions have competed for deposits through the Internet. We compete for deposits by offering competitive interest rates and a broad range of high quality customized banking services at a large number of convenient locations. From a lending perspective, there are many institutions including commercial banks, national mortgage lenders, local savings banks, credit unions, and commercial lenders offering mortgage loans, consumer loans, commercial loans and warehouse loans. With respect to those products that we offer, we compete by offering competitive interest rates, fees, and other loan terms through efficient and customized service.

Subsidiaries

At December 31, 2017, our corporate structure consisted of the Bank subsidiary and its wholly-owned subsidiaries along with our wholly-owned non-bank subsidiaries through which we conduct other non-material business or which are inactive. The Bank and its wholly owned subsidiaries comprised 99.7 percent of our total assets at December 31, 2017. For further information, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards, Note 7 - Variable Interest Entities and Note 24 - Holding Company Only Financial Statements.

Regulation and Supervision

We are subject to regulation under state and federal laws. Regulatory reform and enhanced supervisory requirements have had and could continue to have an impact on how we conduct business. As a result, we continually assess the impact of regulatory changes and implement policies, processes and controls required to comply with new regulations.

As a result of scrutiny and regulation of the banking industry and consumer practices, we may face a greater number or wider scope of examinations, investigations, enforcement actions and litigation, thereby increasing our costs associated with responding to or defending such actions, as well as potentially resulting in costs associated with fines, penalties, settlements or judgments. Additional legislative or regulatory developments affecting our businesses, and any required changes resulting from these developments, could reduce our revenue, limit the products or services that we offer or increase the costs thereof, impose additional compliance costs, harm our reputation or otherwise adversely affect our businesses. Some of these laws may provide a private right of action allowing a consumer or class of consumers to seek to enforce these laws and regulations.

Both the OCC and the FDIC may take regulatory enforcement actions against any of their regulated institutions that do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against any banking institution, or any "institution-affiliated party," such as a director, officer, employee, agent or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. The OCC has authority under various circumstances to appoint a receiver or conservator for an insured institution that it regulates, to issue cease and desist orders, to obtain injunctions restraining or prohibiting unsafe or unsound practices, to revalue assets and to require the establishment of reserves. The FDIC has additional authority to terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is operating in an unsafe or unsound condition or has violated any applicable law, regulation, rule, or order of, or condition imposed by, the FDIC. In addition, the Federal Reserve and the CFPB may have the authority to take regulatory enforcement actions against us or the Bank.

Compliance obligations have exposed us, and will continue to expose us, to additional compliance risks and could divert management’s focus from our business operations. Furthermore, the combined effect of numerous rulemakings by multiple governmental agencies and regulators, and the potential conflicts or inconsistencies among such rules, present challenges and risks to our business and operations. Changes in applicable laws or regulations, and in their interpretation and application by regulatory agencies, cannot be predicted and may have a material effect on our business and results.

Consent Orders and Supervisory Agreements

Supervisory Agreement. On January 28, 2010, we became subject to a supervisory agreement with the Federal Reserve ("the Supervisory Agreement"), which will remain in effect until terminated, modified, or suspended in writing by the Federal Reserve. The failure to comply with the Supervisory Agreement could result in the initiation of further enforcement action by the Federal Reserve, including the imposition of further operating restrictions, and could result in additional enforcement actions against us. We have taken actions which we believe are appropriate to comply with, and intend to maintain compliance with, all of the requirements of the Supervisory Agreement. For further information and a complete description of all of the terms of the Supervisory Agreement, please refer to the copy of the Supervisory Agreement filed with the SEC as an exhibit to our 2016 Form 10-K for the year ended December 31, 2016.

Consent Order with CFPB. On September 29, 2014, the Bank entered into a Consent Order with the CFPB ("the Consent Order") which will remain in effect for five years unless extended by the CFPB. The Consent Order relates to alleged violations of federal consumer financial laws arising from the Bank’s residential first mortgage loan loss mitigation practices and default servicing operations dating back to 2011. Under the terms of the Consent Order, the Bank paid $28 million for borrower remediation and $10 million in civil money penalties. The settlement did not include an admission of wrongdoing on the part of the Bank or its employees, directors, officers, or agents. For further information and a complete description of all of the terms of the Consent Order, please refer to the copy of the Consent Order filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 29, 2014.

Holding Company Regulation

The Company is a savings and loan holding company regulated by the Federal Reserve and the SEC.

Acquisition, Activities and Change in Control. We are a unitary savings and loan holding company, as defined by federal banking law, as is our controlling stockholder, MP Thrift. We may only conduct, or acquire control of companies engaged in, activities permissible for a savings and loan holding company pursuant to the relevant provisions of the Home Owners' Loan Act and relevant regulations. Without prior written approval of the Federal Reserve, neither we, nor MP Thrift may: (i) acquire control of another savings association or holding company thereof, or acquire all or substantially all of the assets thereof; or (ii) acquire or retain, with certain exceptions, more than 5 percent of the voting shares of a non-subsidiary savings association or a non-subsidiary savings and loan holding company. We are prohibited from acquiring control of a depository institution that is not federally insured or retaining control of a savings association subsidiary for more than one year after the date that such subsidiary becomes uninsured. Similarly, we may not be acquired by a bank holding company, a savings and loan holding company, or any company, unless the Federal Reserve approves such transaction. In addition, the GLBA generally restricts a company from acquiring us if that company is engaged directly or indirectly in activities that are not permissible for a savings and loan holding company or financial holding company.

Limitation on Capital Distributions. Under the Supervisory Agreement, we may not declare or pay any cash dividends or other capital distributions or purchase, repurchase, or redeem, or commit to purchase, repurchase, or redeem any equity stock without the prior written non-objection of the Federal Reserve. The Company does not currently pay dividends, or repurchase or redeem its equity.

Volcker Rule. The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and affiliates from engaging in proprietary trading and investing in and/or sponsoring certain "covered funds," including hedge funds and private equity funds. The statutory provision is commonly referred to as the "Volcker Rule." Pursuant to the requirements of the Volcker Rule, we have established a standard compliance program based on the size and complexity of our operations.

Basel III Capital Requirements. The Bank and Flagstar are currently subject to the regulatory capital framework and guidelines reached by Basel III as adopted by the OCC and Federal Reserve. The OCC and Federal Reserve have risk-based capital adequacy guidelines intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements.

The Bank and Flagstar have been subject to the capital requirements of the Basel III rules since January 1, 2015. On October 27, 2017, the agencies published a proposed rule to simplify certain aspects of the capital rules, which includes proposed simplifications to the capital treatment for items covered by this final rule. The agencies expect that the capital treatment and transition provisions for items covered by Basel III rules will change once the simplification proposal is finalized and effective. On November 21, 2017, in preparation for forthcoming rules that would simplify regulatory capital requirements to reduce regulatory burden, federal banking regulators approved the extension of the existing transitional capital treatment for certain regulatory capital deductions and risk weights. For additional information, see Note 20 - Regulatory Capital.

Stress Testing Requirements. The Dodd-Frank Act issued by U.S. federal banking agencies, including the OCC and the Federal Reserve, require banking organizations, including savings associations and savings and loan holding companies, with total consolidated assets of more than $10 billion but less than $50 billion to conduct annual company-run stress tests, report the results to their primary federal regulator and the Federal Reserve and publish a summary of the results. Each Dodd-Frank Act Stress Test ("DFAST") must be conducted using certain scenarios (baseline, adverse and severely adverse), which the OCC and Federal Reserve will publish each year. Banking organizations are required to use the scenarios to calculate, for each quarter-end within a nine-quarter planning horizon, the impact of such scenarios on revenues, losses, loan loss reserves and regulatory capital levels and ratios, taking into account all relevant exposures and activities. The rules also require each banking organization to establish and maintain a system of controls, oversight and documentation, including policies and procedures, designed to ensure that the DFAST procedures used by the banking organization are effective in meeting the requirements of the rules.

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

Durbin Amendment. The Durbin Amendment to the Dodd-Frank Act altered the competitive structure of the debit card payment processing industry and limited debit card interchange fees for banks with over $10 billion in assets. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction plus 5 basis points multiplied by the value of the transaction. The impact of this amendment was a reduction in fee revenue of approximately $4 million the year ended December 31, 2017.

Collins Amendment. The Collins Amendment to Dodd-Frank established minimum Tier 1 leverage and risk-based capital requirements for insured depository institutions, depository institution holding companies, and non-bank financial companies that are supervised by the Federal Reserve. The minimum Tier 1 leverage and risk-based capital requirements are determined by the minimum ratios established by the federal banking agencies that apply to insured depository institutions under the prompt corrective action regulations. The amendment states that certain hybrid securities, such as trust preferred securities, may be included in Tier 1 capital for bank holding companies that had total assets below $15 billion as of December 31, 2009. As we were below $15 billion in assets as of December 31, 2009, the trust preferred securities classified as long term debt on our balance sheet will be included as Tier 1 capital while they are outstanding, unless we complete an acquisition of a depository institution holding company. At our present size, with total assets of $16.9 billion at December 31, 2017, an acquisition with a depository holding company would cause our trust preferred securities totaling $247 million at December 31, 2017 to no longer be included in Tier 1 capital.

Banking Regulation

We must comply with a wide variety of banking, consumer protection and securities laws, regulations and supervisory expectations and are regulated by multiple regulators, including the Federal Reserve, the Office of the Comptroller of the Currency of the U.S. Department of the Treasury, the Consumer Financial Protection Bureau, and the Federal Deposit Insurance Corporation.

FDIC Insurance and Assessment. The FDIC insures the deposits of the Bank and such insurance is backed by the full faith and credit of the U.S. government through the DIF. The FDIC maintains the DIF by assessing each financial institution an insurance premium. The FDIC defined deposit insurance assessment base for an insured depository institution is equal to the average consolidated total assets during the assessment period, minus average tangible equity. All FDIC-insured financial institutions must pay an annual assessment based on asset size to provide funds for the payment of interest on bonds issued by the Financing Corporation ("FICO bonds"), a federal corporation chartered under the authority of the Federal Housing Finance Board.

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

Loans to One Borrower. Under the Home Owners Loan Act ("HOLA"), savings associations are generally subject to the national bank limits on loans to one borrower in excess of 15 percent of Tier 1 and Tier 2 capital plus any portion of the allowance for loan losses not included in Tier 2 capital, which was $251 million as of December 31, 2017. For further information, see MD&A - Risk Management.

Consumer Protection Laws and Regulations

The Bank is subject to a number of federal consumer protection laws and regulations. These include, among others, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, electronic funds transfer laws, redlining laws, predatory lending laws, laws prohibiting unfair, deceptive or abusive acts or practices in connection with the offer, or sale of consumer financial products or services, and the GLBA regarding customer privacy and data security.

The Bank is subject to supervision by the CFPB, which has responsibility for enforcing federal consumer protection laws. The CFPB has broad and unique rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers, including prohibitions against unfair, deceptive or abusive practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service including regulations related to the origination and servicing of residential mortgages. The CFPB has finalized significant rules and guidance that impact nearly every aspect of the life cycle of a residential mortgage and continues to revise these rules and propose new rules. The Bank is subject to the CFPB’s supervisory, examination and enforcement authority with respect to consumer protection laws and regulations. As a result, we could incur increased costs, potential litigation or be materially limited or restricted in our business, product offerings or services in the future.

As a result of bank regulator’s focus on consumer compliance, portions of our lending operations which most directly deal with consumers, including mortgage and consumer lending, may pose particular challenges. While we are not aware of any material compliance issues related to our mortgage and consumer lending practices, the focus of regulators may increase our compliance risks. Despite the supervision and oversight we exercise in these areas, failure to comply with these regulations could result in the Bank being liable for damages to individual borrowers or other imposed penalties.

Additionally, the Equal Credit Opportunity Act and the Fair Housing Act prohibit financial institutions from engaging in discriminatory lending practices. The Department of Justice, CFPB, and other agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution's performance under fair lending laws in class action litigation. A successful challenge to the Bank's performance under the fair lending laws and regulations could adversely impact the Bank's rating under the Community Reinvestment Act and result in a wide variety of sanctions or penalties or limit certain revenue channels.

Incentive Compensation

The U.S. bank regulatory agencies issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of U.S. banks do not undermine safety and soundness by encouraging excessive risk-taking. The U.S. bank regulatory agencies review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of U.S. banks that are not "large, complex banking organizations." These reviews are tailored to each bank based on the scope and complexity of the bank’s activities and the prevalence of incentive compensation arrangements.

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

ITEM 1A. RISK FACTORS

Our financial condition and results of operations may be adversely affected by various factors, many of which are beyond our control. In addition to the factors identified elsewhere in this Report, we believe the most significant risk factors affecting our business include those set forth below. The below description of risk factors is not exhaustive, and readers should not consider the description of such risk factors to be a complete set of all potential risks that could affect us.

Market, Interest Rate, Credit and Liquidity Risk

Economic and general market conditions may adversely affect our business.

Our business and results of operations are affected by economic and market conditions, political uncertainty and social conditions, factors impacting the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets and currencies, liquidity of the financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, and the sustainability of economic growth. Deterioration of any of these conditions could adversely affect our business segments, the level of credit risk we have assumed, our capital levels and liquidity, and our results of operations.

Domestic and international fiscal and monetary policy also affects our business. Central bank actions can affect the value of financial instruments and other assets, such as investment securities and MSRs, and their policies can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in fiscal and monetary policies are beyond our control and difficult to predict but could have an adverse impact on our capital requirements and the costs of running our business.

Deterioration in the mortgage market may also reduce the number of new mortgages that we originate, increase the costs of servicing mortgages without a corresponding increase in servicing fees or adversely affect our ability to sell mortgage loans originated by us. Any such event could adversely affect our business, financial condition and results of operations.

Our mortgage origination business is subject to the cyclical and seasonal trends of the real estate market. Cyclicality in our industry could lead to periods of strong growth in the mortgage and real estate markets followed by periods of sharp declines and losses in such markets. Seasonal trends have historically reflected the general patterns of residential and commercial real estate sales, which typically peak in the spring and summer seasons. One of the primary influences on our mortgage business is the aggregate demand for mortgage loans in our market areas, which is affected by prevailing interest rates and the economic condition of those areas. If we are unable to respond to the cyclicality of our industry by appropriately adjusting our operations or relying on the strength of our other product offerings during cyclical downturns, our business, financial condition and results of operations could be adversely affected.

Changes in interest rates could adversely affect our financial condition and results of operations including our net interest margin, mortgage origination volume and mortgage related assets, and our investment portfolio.

Our results of operations and financial condition could be significantly affected by changes in interest rates. Our financial results depend substantially on net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. While we have modeled rising interest rate scenarios and such scenarios result in an increase in our net interest income, our deposits and interest-bearing liabilities may reprice more quickly than modeled, resulting in a decrease in our net interest income. We seek to manage our balance sheet to be interest rate neutral. In response to changes in the interest rate environment, we make adjustments to match the duration of our assets with the duration of our liabilities.

In 2017, approximately 49 percent of our revenue was derived from the origination of residential mortgages and changes in interest rates may affect origination volume as the residential real estate mortgage lending business is sensitive to interest rates. Lower interest rates generally increase the volume of mortgage originations while higher interest rates generally cause that volume to decrease. Historically, mortgage origination volume and sales for the Bank and for other financial institutions have risen and fallen in response to these and other factors. An increase in interest rates would change these conditions and could have a material adverse effect on our operating results. During 2017, average 10 year U.S. Treasury rates, on which we base our pricing of our 30 year mortgages, were 2.33 percent, 49 basis points higher than average rates experienced throughout 2016. The sustained higher rates experienced throughout 2017 negatively impacted the mortgage market including loan origination volume and refinancing activity.

Changes in interest rates may affect the average life of our mortgage loans and mortgage related securities and, to a lesser extent, our commercial loans. Decreases in interest rates can trigger an increase in unscheduled prepayments of our loans and mortgage-related securities as borrowers refinance to reduce their own borrowing costs. Conversely, increases in interest rates may decrease loan refinance activity.

Changes in interest rates also affect the fair value of our LHFS, LHFI and investment securities. Generally, the value of our investment securities, which are predominantly fixed-rate, fluctuates inversely with changes in interest rates and decreases in the fair value have an adverse effect on our stockholders’ equity or our earnings.

Additionally, the fair value of our MSRs is highly sensitive to changes in interest rates and changes in market implied interest rate volatility. Decreases in interest rates can trigger an increase in actual repayments and market expectation for higher levels of repayments in the future which have a negative impact on MSR fair value. We utilize derivatives and other fair value assets to manage the impact of changes in the fair value of the MSRs. Our risk management strategies, which rely on assumptions or projections, may not adequately mitigate the impact of changes in interest rates, interest rate volatility or prepayment speeds, and as a result, the change in the fair value of MSRs may negatively impact earnings.

We may be unable to effectively manage our MSR concentration risk which could impact our Common Equity Tier 1 ratio (CET1) under Basel III.

As of December 31, 2017, we had $291 million in MSRs and a MSR to Common Equity Tier 1 Capital ratio of 24 percent. We produced, on average, approximately $73 million new MSRs per quarter in 2017. We manage our MSR concentration through sales of these assets and in 2017, we sold $361 million in MSRs. In addition, as of December 31, 2017, we had pending MSR sales of $98 million which closed during the first quarter of 2018. While our established plan to manage our MSR concentration incorporates our production volumes and required sales, no assurance can be given that we will be able to do so, or that we will be successful in selling these assets at their current fair value.

We are subject to rules relating to capital standards requirements, including requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision, which standards are commonly referred to as Basel III. Basel III established a qualifying criteria for regulatory capital, including limitations on the amount of DTAs and MSRs that may be held without triggering higher capital requirements. Basel III limits the amount of MSRs and DTAs to 10 percent of CET1, individually, and 15 percent of CET1, in the aggregate.

On October 27, 2017, the agencies issued a notice of proposed rulemaking (“NPR”) which would simplify certain aspects of the Basel III capital rules. The agencies expect that the capital treatment and transition provisions for items covered by this final rule will change once the simplification proposal is finalized and effective. Specifically, the proposal would increase the limit on MSRs to 25 percent of CET1 and eliminate the aggregate 15 percent CET1 deduction threshold for MSRs and temporary difference DTAs. In response to comments received from bankers and trade associations, the regulators may change these proposed rules prior to issuing them in their final form.

     In preparation for the NPR, the Basel III implementation phase-in has been halted for the treatment of MSRs and certain DTAs. The agencies issued a final rule that will maintain the capital rules’ 2017 transition provisions for several regulatory capital deductions and certain other requirements that are subject to multi-year phase-in schedules in the regulatory capital rules. Specifically, the final rule will maintain the capital rules’ 2017 transition provisions at 80 percent for the regulatory capital treatment of the following items: (i) MSRs, (ii) DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, (iii) investments in the capital of unconsolidated financial institutions, and (iv) minority interests. As of December 31, 2017, we had $291 million on MSRs, $57 million in DTAs arising from temporary differences and no investments in unconsolidated financial institutions or minority interest. This final rule will maintain the

2017 transition provisions for certain items for non-advanced approach banks. For further information, see Note 20 - Regulatory Capital.

As of December 31, 2017, our ALLL was $140 million, covering 1.8 percent of total loans held-for-investment. Our estimate of the inherent losses is imperfect and based on management judgment.

Our allowance for loan and lease losses, which reflects our estimate of such losses inherent in the loan portfolio at December 31, 2017, may not be adequate to cover actual credit losses. If this allowance is insufficient, future provisions for credit losses could adversely affect our financial condition and results of operations. We attempt to limit the risk that borrowers will fail to repay loans by carefully underwriting our loans, but losses nevertheless occur in the ordinary course of business operations. Our ALLL is based on historical experience as well as our evaluation of the risks inherent in the loan portfolio at December 31, 2017. The determination of an appropriate level of loan loss allowance is a subjective process that requires significant management judgment, including estimates of loss and the loss emergence period, estimates and judgments about the collectability of our loan portfolio including but not limited to the creditworthiness of our borrowers and the value of real estate or other collateral backing the repayment of loans. New information regarding existing loans, identification of additional problem loans, failure of borrowers and guarantors to perform in accordance with the terms of their loans, and other factors, both within and outside of our control, may require an increase in the ALLL. Moreover, our regulators, as part of their supervisory function, periodically review our ALLL. Our regulators, who may have access to broader industry data than we do, may recommend or require us to increase the amount of our ALLL, based on their judgment, which may be different from that of our management. Any increase in our loan losses would have an adverse effect on our earnings and financial condition.

Concentration of loans held-for-investment in certain geographic locations and portfolios may increase risk.

Our residential mortgage loan portfolio is geographically concentrated in certain states, including California, Michigan, and Florida, which comprise approximately 58 percent in the aggregate of the portfolio. In addition, our commercial loan portfolio has a concentration of Michigan lending relationships. Approximately 48 percent of our CRE loans are collateralized by properties in Michigan and 29 percent of our C&I borrowers are located in Michigan. These concentrations have made, and will continue to make, our loan portfolio particularly susceptible to downturns in the local economies and the real estate and mortgage markets in these areas. Adverse conditions that are beyond our control may affect these areas, including unemployment, inflation, recession, natural disasters, declining property values, municipal bankruptcies and other factors which could increase default rates in our loan portfolio, reduce our ability to generate new loans and negatively affect our financial results.

In 2017, we continued to grow our commercial portfolio to $4.3 billion at December 31, 2017. CRE and C&I loans grew to $3.1 billion and comprised 41 percent of our total LHFI portfolio at December 31, 2017. As a part of that growth, our home builder finance program reached $601 million at December 31, 2017. The home builder lending portfolio contains secured and unsecured loans and our lending platform originates loans throughout the U.S. with main offices in Houston and Denver.

Commercial loans, including home builder loans, generally expose us to a greater risk of nonpayment and loss than residential real estate loans due to the more complex nature of underwriting. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. At December 31, 2017, our largest CRE and C&I borrowers had loans of $81 million UPB and $68 million UPB, respectively and our average commercial loan balance was $1.4 million. Secured loans, including residential and commercial real estate, may experience changes in the underlying collateral value due to adverse market conditions which could result in increased charge-offs in the event of a loan default.

At December 31, 2017, our committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders was $2.8 billion, of which $1.1 billion was outstanding. There may be risks associated with the mortgage lenders that borrow from the Bank, including credit risk, inadequate underwriting, and potential external fraud. A default from one of our borrowers could result in a large loss. Additionally, adverse changes to industry competition, mortgage demand and the interest rate environment may have a negative impact on warehouse lending. Fluctuations in outstanding warehouse lines of credit, which are contingent on residential mortgage production, can impact the Bank’s liquidity and earnings. Failure to mitigate these risks could negatively impact our financial results.

Liquidity risk may affect our ability to meet obligations and impact our ability to grow our business.

We require substantial liquidity to repay our customers' deposits, fulfill loan demands, meet debt obligations as they come due, and fund our operations under both normal operating environments and unforeseen circumstances causing liquidity stress. Our access to liquidity could be impaired by our inability to access the capital markets or unforeseen outflows of deposits. Our access to external sources of financing, including deposits, as well as the cost of that financing, is dependent on various factors. A number of factors could make funding more difficult, more expensive or unavailable on any terms. These factors include, declining financial results and losses, material changes to operating margins, financial leverage on an absolute basis or relative to peers, changes within the organization, specific events that impact our financial condition or reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, the corporate and regulatory structure, balance sheet and capital structure, geographic and business diversification, interest rate fluctuations, market share and competitive position, general economic conditions and the legal, regulatory, accounting and tax environments governing funding transactions. Many of these factors are beyond our control. A material deterioration in any one or a combination of these factors could result in a downgrade of our credit or servicer standing with counterparties or a decline in our reputation within the marketplace, and could result in higher cash outflows requiring additional access to liquidity, having a limited ability to borrow funds, maintain or increase deposits (including custodial deposits for our agency servicing portfolio) or to raise capital on commercially reasonable terms or at all.

Our ability to meet loan demand, accommodate outflows in deposits, take advantage of market opportunity, and execute on our plans to grow the balance sheet depends largely on our ability to secure funds on acceptable terms. Our primary sources of funds to meet our financing needs include deposits, including custodial accounts from our servicing portfolio, loan sales, public funds, and capital-raising activities. Our company controlled deposits are considered stable sources of funding. If we are unable to maintain and grow certain of these financing arrangements, are restricted from accessing certain funding sources by our regulators, are unable to arrange for new financing on terms, or if we default on any of the covenants imposed upon us by our borrowing facilities, then we may have to limit our growth, reduce the number of loans we are able to originate or take actions that could have other negative effects on our operations. A prolonged significant reduction in loan originations that occurs as a result could adversely impact our earnings and financial condition.

We are a holding company and are, therefore, dependent on the Bank for funding of obligations.

As a holding company with no significant assets other than the capital stock of the Bank and the cash on hand, our ability to make payments for certain services we purchase from the Bank and to service our debt, including interest payments on our senior notes and trust preferred securities depends upon available cash on hand and the receipt of dividends from the Bank. The holding company had cash and cash equivalents of $196 million at December 31, 2017or approximately 3.8 years of expense, which includes compensation and benefits, legal and professional expense and general and administrative expenses. These expenses for the holding company totaled $34 million for the year ended December 31, 2017. The declaration and payment of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Bank's board of directors and to applicable regulatory and legal limitations. If the Bank does not make dividend payments to us, we may not be able to service our debt, which could have a material adverse effect on our financial condition and results of operations.

Regulatory Risk

The Holding Company remains subject to the restrictions and conditions of the Supervisory Agreement with the Federal Reserve. Failure to comply with the Supervisory Agreement could result in further enforcement action against us and limit our ability to execute on business plans.

The Supervisory Agreement requires that we take certain actions to address issues as specified in the agreement. The Supervisory Agreement is enforced by the Federal Reserve with respect to savings and loan holding companies. Under the terms of the agreement, we are required to submit a capital plan; receive written non-objection before declaring or paying any dividend or other capital distribution from the Holding Company, incurring or renewing any debt at the Holding Company and engaging in affiliate transactions (with limited exceptions); comply with applicable regulatory requirements before making certain severance and indemnification payments; and provide notice prior to changes in directors and certain executive officers or entering into, renewing, extending or revising compensation or benefits agreements of such directors or executive officers, with such changes being subject to Federal Reserve approval. While we believe that we have taken all action necessary to comply with the requirements of the Supervisory Agreement, failure to comply with the Supervisory Agreement in the time frames provided, or at all, could result in additional enforcement orders or penalties, which could include further restrictions on us, assessment of civil money penalties on us, as well as our directors, officers and other affiliated parties and removal of one or more officers and/or directors. Any failure by us to comply with the terms of the Supervisory Agreement or additional actions by the Federal Reserve could adversely affect our business, financial condition and results of operations. Moreover, our competitors, particularly non-banks, may not be subject to similar actions, which could impact our ability to compete effectively. For further information, see Item 1. Business - Regulation and Supervision.

We are highly dependent on the Agencies to sell mortgage loans and any changes in these entities or their current roles could adversely affect our business, financial condition and results of operations.

During the year ended December 31, 2017, we sold approximately 57 percent of our mortgage loans to Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac remain in conservatorship and a path forward to emerge from conservatorship is unclear. These roles could be reduced, modified or eliminated and the nature of their guarantees could be limited or eliminated relative to historical measurements.

The elimination or modification of the traditional roles of Fannie Mae or Freddie Mac could significantly and adversely affect our business, financial condition and results of operations. Furthermore, any discontinuation of, or significant reduction in, the operation of these agencies, any significant adverse change in the level of activity of these agencies in the primary or secondary mortgage markets could materially and adversely affect our business, financial condition and results of operations.

Changes in the servicing, origination, or underwriting guidelines or criteria required by the Agencies could adversely affect our business, financial condition and results of operations.

We are required to follow specific guidelines or criteria that impact the way that we originate, underwrite, or service. Agency loans, including guidelines with respect to credit standards for mortgage loans, our staffing levels and other servicing practices, the servicing and ancillary fees that we may charge, our modification standards and procedures and the amount of non-reimbursable advances.

We cannot negotiate these terms with the Agencies and they are subject to change at any time. A significant change in these guidelines which decreases the fees we charge or requires us to expend additional resources in providing mortgage services could decrease our revenues or increase our costs, which would adversely affect our business, financial condition and results of operations.

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

The Dodd-Frank Act required the FDIC to substantially revise its regulations for determining the amount of an institution's deposit insurance premiums. The FDIC has defined the deposit insurance assessment base for an insured depository institution as average consolidated total assets during the assessment period, minus average tangible equity. Our assessment rate is determined by use of a scorecard that combines our CAMELS ratings with certain other financial information. The FDIC may determine that we present a higher risk to the DIF than other banks due to various factors. These factors include significant risks relating to interest rates, loan portfolio and geographic concentration, concentration of high credit risk loans, increased loan losses, regulatory compliance (including under existing Supervisory Agreement), existing and future litigation and other factors. As a result, we could be subject to higher deposit insurance premiums and special assessments in the future that could adversely affect our earnings. The Bank’s deposit insurance premiums and special assessments in the future also may be higher than competing banks may be required to pay. For the years ended December 31, 2017, 2016 and 2015, our FDIC insurance expense premiums totaled $16 million, $11 million and $23 million, respectively.

Operational Risk

We may experience risks associated with the successful integration of mergers and acquisitions.

Related to the pending acquisition of eight Desert Community Bank branches, we may experience challenges related to the integration of their operations which may result in additional cost. This includes the transition of data, integration of product offerings and the standardization of business practices. Complications associated with this process could result in delays or an inability to close the transaction, additional cost, loss of customers, damage to our reputation or other operational risks.

A failure of our information technology systems, or those of our key third party vendors or service providers, could cause operational losses and damage our reputation.

Our businesses are increasingly dependent on our ability to process, record and monitor a large number of complex transactions and data. If our internal information technology systems fail, we may be unable to conduct business for a period of time, which may impact our financial results if that interruption is sustained. In addition, our reputation with our customers or business partners may suffer, which could have a further, long-term impact on our financial results.

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

We collect, store and transfer our customers’ personally identifiable information. Any cybersecurity attack or other compromise to the security of that information could adversely impact our business and financial condition.

Cybersecurity related attacks are attempted on an ongoing basis which pose a risk of data breaches relative to the processing of consumer transactions that contain customers’ personally identifiable information. As a part of conducting business, we receive, transmit and store a large volume of personally identifiable information and other user data either on our network or in the cloud.

Cybersecurity risks for banking institutions have increased significantly in recent years due to new technologies, the reliance on technology to conduct financial transactions and the increased sophistication of organized crime and hackers. A cybersecurity attack or information security breach could adversely impact our ability to conduct business due to the potential costs for remediation, protection and litigation and reputational damage with customers, business partners and investors.
There are myriad federal, state, local and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. We have policies and processes in place that are intended to meet the requirements of those laws, including security systems to prevent unauthorized access to that information. Nevertheless, those processes and systems may be inadequate. Also, to the extent we rely upon third parties to handle personally identifiable data on our behalf, we may be responsible if such data is compromised or subject to a cybersecurity attack while in the custody and control of those third parties.
Privacy laws are continually evolving and many state and local jurisdictions have laws that differ from federal law or privacy policies, further some of those policies or laws may conflict. If we fail to comply with applicable privacy policies or federal, state, local or international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data, those events could damage the reputation of our business, and discourage potential users from utilizing our products and services. In addition, we may have to bear the cost of mitigating identity theft concerns, and may be subject to fines or legal proceedings by governmental agencies or consumers. Any of these events could adversely affect our business and financial condition.

We may be terminated as a servicer or subservicer or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.

We act as servicer or subservicer for mortgage loans owned by third parties, which is approximately 9 percent of our revenue and results in approximately $1.5 billion of our average company controlled deposits. In such capacities for those loans, we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

For certain investors and/or certain transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit or other losses incurred on the loan as a remedy for servicing errors with respect to the loan. If we have increased repurchase obligations because of claims for which we did not satisfy our obligations, or increased loss severity on such repurchases, we may have a significant reduction to noninterest income or an increase to noninterest expense. We may incur significant costs if we are required to, or if we elect to, re-execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to the borrower and/or to any title insurer of the property sold in foreclosure if the required process was not followed. These costs and liabilities may not be legally or otherwise reimbursable to us.

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

Our representation and warranty reserve, which is based on an estimate of probable future losses, was $15 million at December 31, 2017. This may not be adequate to cover losses for loans that we have sold or securitized into the secondary market which we may be subsequently required to repurchase, pay fines or fees, or indemnify purchasers and insurers because of violations of customary representations and warranties. The repurchase demand pipeline was $3 million UPB at December 31, 2017.

Our regulators, as part of their supervisory function, periodically review our representation and warranty reserve for losses. Our regulators may recommend or require us to increase our reserve, based on their judgment, which may differ from that of our management. Any increase in our loan losses could have an adverse effect on our earnings and financial condition.

We utilize third party mortgage originators which subjects us to strategic, reputation, compliance and operational risk.

In 2017, approximately 90 percent of our residential first mortgage volume depended upon the use of third party mortgage originators, i.e. mortgage brokers and correspondent lenders, who are not our employees. These third parties originate mortgages and provide services to many different banks and other entities. Accordingly, they may have relationships with or loyalties to such banks and other parties that are different from those they have with or to us. Failure to maintain good relations with such third party mortgage originators could have a negative impact on our market share which would negatively impact our results of operations.

We rely on third party mortgage originators to originate and document the mortgage loans we purchase or originate. While we perform due diligence on the mortgage companies with whom we do business and review the loan files and loan documents we purchase to attempt to detect any irregularities or legal noncompliance, we have less control over these originators than employees of the Bank.

Due to regulatory scrutiny, our third party mortgage originators could choose or be required to either reduce the scope of their business or exit the mortgage origination business altogether. The TILA-RESPA Integrated Disclosure Rule issued by the CFPB establishes comprehensive mortgage disclosure requirements for lenders and settlement agents in connection with most closed-end consumer credit transactions secured by real property. The rule requires certain disclosures to be provided to consumers in connection with applying for and closing on a mortgage loan. The rule also mandates the use of specific disclosure forms, timing of communicating information to borrowers and certain record keeping requirements. The ongoing administrative burden and the system requirements associated with complying with these rules or potential changes to these rules could impact our mortgage volume and an increase in costs. In addition, these arrangements with third party mortgage originators and the fees payable by us to such third parties could be subject to regulatory scrutiny and restrictions in the future.

The Equal Credit Opportunity Act and the Fair Housing Act, prohibit discriminatory lending practices by lenders, including financial institutions. These regulations apply to lending operations which deal directly with consumer lending. Mortgage and consumer lending practices raise compliance risks resulting from the detailed and complex nature of mortgage and consumer lending laws regulations imposed by federal regulatory agencies, and the relatively independent and diverse operating channels in which loans are originated. As we originate loans through various channels, we, and our third party mortgage originators, are especially impacted by these laws and regulations and are required to implement appropriate policies and procedures to help ensure compliance with fair lending laws and regulations and to avoid lending practices that result in the disparate treatment of or disparate impact to borrowers across our various locations under multiple channels. Failure to comply with these laws and regulations, by us or our third party mortgage originators, could result in the Bank being liable for damages to individual borrowers or other imposed penalties.

General Risk Factors

MP Thrift, an entity managed and controlled by MatlinPatterson, owns 62.1 percent of our common stock and has significant influence over us, including control over decisions that require the approval of stockholders, whether or not such decisions are in the best interests of other stockholders.

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

At any given time, we are involved with a number of legal and regulatory investigations and proceedings as a part of the routine reviews conducted by regulators and other parties which may involve consumer protection, employment, tort, and numerous other laws and regulations. Proceedings or actions brought against us may result in judgments, settlements, fines, injunctions, business improvement orders, consent orders, supervisory agreements, restrictions on our business activities or other results adverse to us, which could materially and negatively affect our business. If such claims and other matters are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for those products and services. Some of the laws and regulations to which we are subject may provide a private right of action that a consumer or class of consumers may pursue to enforce these laws and regulations. We have been, and may be in the future, subject to stockholder derivative actions, which could seek significant damages or other relief. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Claims asserted against us can be highly complicated and slow to develop, making the outcome of such proceedings difficult to predict or estimate early in the process. As a participant in the financial services industry, it is likely that we will be exposed to a high level of litigation and regulatory scrutiny and investigations relating to our business and operations.

Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. Due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal and regulatory proceedings, amounts accrued may not represent the ultimate loss to us from the legal and regulatory proceedings in question. As a result, our ultimate losses may be significantly higher than the amounts accrued for legal loss contingencies. For further information, see Note 21 - Legal Proceedings, Contingencies and Commitments.

Our assessment of the accounting impact of tax reform is subject to further clarification and guidance yet to be issued.

The Tax Cuts and Jobs Act was enacted into law on December 22, 2017 and as of December 31, 2017, we calculated its accounting impact based on the new legislation as written. Upon completion of our 2017 U.S. income tax return in 2018, we may identify additional remeasurement adjustments to our recorded deferred tax assets as further clarification and guidance is issued. We will continue to assess our provision for income taxes and deferred tax assets with new guidance but do not currently anticipate that significant revisions or adjustments will be necessary. Any required revisions will be made within the measurement period, defined by Staff Accounting Bulletin No. 118 as within one year of the enactment date.

Loss of certain personnel, including key members of the Corporation's management team, could adversely affect the Corporation.

We are and will continue to be dependent upon our management team and other key personnel. Losing the services of one or more key members of our management team or other key personnel could adversely affect our operations.

In addition, we are subject to regulations that allow us to make severance payments only in limited circumstances. Our named executive officers may be entitled to certain severance and change in control benefits. Although we follow certain leading practices with respect to executive compensation including eliminating supplemental executive retirement plans (SERPs) or other nonqualified plans for executives and avoiding severance payments for "cause" terminations or voluntary resignations, we may be subject to certain legal or regulatory risks associated with previous employment agreements or retirement plans which could impact our liabilities related to these matters and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Flagstar's headquarters is located in Troy, Michigan at 5151 Corporate Drive. We operate a regional office in Jackson, Michigan. We own both the headquarters and regional office buildings. At December 31, 2017, we operated 99 branches in Michigan, of which 75 were owned and 24 were leased. Our Michigan branches consist of 88 free-standing office buildings, one in-store banking center and 10 branches in buildings in which there are other tenants. We also have 89 retail mortgage locations that are primarily leased, as well as 4 wholesale lending offices and 5 commercial lending offices, located in 29 states.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is party to legal proceedings incident to its business. For further information, see Note 21 - Legal Proceedings, Contingencies and Commitments.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NYSE under the trading symbol FBC. At December 31, 2017, there were 57,321,228 shares of our common stock outstanding held by 20,627 stockholders of record. The following table shows the high and low sale prices for our common stock during each calendar quarter during 2017 and 2016.

Quarter Ending	Highest Sale Price	Lowest Sale Price
December 31, 2017	$38.48	$34.82
September 30, 2017	35.48	29.89
June 30, 2017	31.36	27.59
March 31, 2017	29.10	25.42
December 31, 2016	$29.08	$26.35
September 30, 2016	28.09	24.40
June 30, 2016	24.47	20.68
March 31, 2016	23.13	17.49

Dividends

We have not paid dividends on our common stock since the fourth quarter 2007. The amount and nature of any dividends declared on our common stock in the future will be determined by our board of directors. We are generally prohibited from making any dividend payments on stock except pursuant to the prior non-objection of the Federal Reserve as set forth in the Supervisory Agreement. For additional information regarding dividends, see MD&A - Liquidity Risk and MD&A - Capital.

Sale of Unregistered Securities

We made no unregistered sales of our equity securities during the fiscal year ended December 31, 2017.

Issuer Purchases of Equity Securities

We made no purchases of equity securities during the fiscal year ended December 31, 2017.

Equity Compensation Plan Information

For information with respect to securities to be issued under our equity compensation plans, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which information is hereby incorporated by reference.

Performance Graph

CUMULATIVE TOTAL STOCKHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
DECEMBER 31, 2012 THROUGH DECEMBER 31, 2017

	Flagstar Bancorp	Nasdaq Financial	Nasdaq Bank	S&P Small Cap 600	Russell 2000
December 31, 2012	100	100	100	100	100
December 31, 2013	101	138	139	140	137
December 31, 2014	81	142	143	146	142
December 31, 2015	119	146	152	141	134
December 31, 2016	139	180	206	176	160
December 31, 2017	193	203	213	196	181

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In millions, except share data and percentages)
Summary of Consolidated Statements of Operations
Net interest income	$390	$323	$287	$247	$186
Provision (benefit) for loan losses	6	(8)	(19)	132	70
Noninterest income	470	487	470	372	653
Noninterest expense	643	560	536	590	918
Provision (benefit) for income taxes	148	87	82	(34)	(416)
Net income (loss)	63	171	158	(69)	267
Preferred stock dividends/accretion	—	—	—	(1)	(6)
Net income (loss) from continuing operations	$63	$171	$158	$(70)	$261
Income (loss) per share:
Basic	$1.11	$2.71	$2.27	$(1.72)	$4.40
Diluted	$1.09	$2.66	$2.24	$(1.72)	$4.37
Weighted average shares outstanding:
Basic	57,093,868	56,569,307	56,426,977	56,246,528	56,063,282
Diluted	58,178,343	57,597,667	57,164,523	56,246,528	56,518,181

	December 31,
	2017	2016	2015	2014	2013
	(In millions, except per share data and percentages)
Summary of Consolidated Statements of Financial Condition
Total assets	$16,912	$14,053	$13,715	$9,840	$9,407
Loans receivable, net	12,165	9,465	9,226	6,523	6,637
Total deposits	8,934	8,800	7,935	7,069	6,140
Total short-term and long-term Federal Home Loan Bank advances	5,665	2,980	3,541	514	988
Long-term debt	494	493	247	331	353
Stockholders' equity (1)	1,399	1,336	1,529	1,373	1,426
Book value per common share	24.40	23.50	22.33	19.64	20.66
Tangible book value per share	24.04	23.50	22.33	19.64	20.66
Number of common shares outstanding	57,321,228	56,824,802	56,483,258	56,332,307	56,138,074

(1)	Includes preferred stock totaling $0 million, $0 million, $267 million, $267 million, and $266 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In millions, except share data and percentages)
Average Balances:
Average interest-earning assets	$14,130	$12,164	$10,436	$8,440	$10,882
Average interest paying liabilities	11,848	9,757	8,305	6,780	9,338
Average stockholders’ equity	1,433	1,464	1,486	1,406	1,239
Selected Ratios:
Interest rate spread	2.56%	2.45%	2.58%	2.80%	1.50%
Net interest margin	2.75%	2.64%	2.74%	2.91%	1.72%
Return (loss) on average assets	0.40%	1.23%	1.32%	(0.71)%	2.08%
Return (loss) on average equity	4.41%	11.69%	10.63%	(4.97)%	21.09%
Return (loss) on average common equity	4.4%	13.0%	10.5%	(6.1)%	26.8%
Equity-to-assets ratio	8.27%	9.50%	11.14%	13.95%	15.16%
Common equity-to-assets ratio	8.27%	9.50%	9.20%	11.24%	12.33%
Equity/assets ratio (average for the period)	9.05%	10.52%	12.43%	14.22%	9.87%
Efficiency ratio	74.8%	69.2%	70.9%	95.4%	109.4%
Bancorp Tier 1 leverage (to adjusted avg. total assets) (1)(2)	8.51%	8.88%	11.51%	N/A	N/A
Bank Tier 1 leverage (to adjusted avg. total assets)	9.04%	10.52%	11.79%	12.43%	13.97%
Effective tax provision rate (3)	70.1%	33.7%	34.2%	32.9%	29.7%
Selected Statistics:
Mortgage rate lock commitments (fallout-adjusted) (4)	$32,527	$29,372	$25,511	$24,007	$31,590
Mortgage loans sold and securitized	$32,493	$32,033	$26,307	$24,407	$39,075
Number of banking centers	99	99	99	107	111
Number of FTE employees	3,525	2,886	2,713	2,739	3,253

(1)	Applicable to Bancorp for the years ended December 31, 2017, 2016, and 2015.

(2)	Basel III transitional.

(3)
The year ended December 31, 2017 includes an $80 million one-time, non-cash charge to the provision for income taxes resulting from the revaluation of the Company's net deferred tax asset (DTA) at a lower statutory rate as a result of the Tax Cuts and Jobs Act.

(4)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of our financial condition and results of operations. This should be read in conjunction with our Consolidated Financial Statements and related notes filed with this report in Part II, Item 8. Financial Statements and Supplementary Data.

Overview

We are a leading savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide a range of commercial, small business, and consumer banking services and we are the 5th largest mortgage originator in the nation. We distinguish ourselves by crafting specialized solutions for our customers, local delivery, high quality customer service and competitive product pricing. For additional details and information on each of our lines of business, see MD&A - Operating Segments and Note 23 - Segment Information.

Executive Overview

The year ended 2017 resulted in net income of $63 million, or $1.09 per diluted share, and adjusted net income of $143 million or $2.47 per diluted share, after adjusting for a non-cash charge of $80 million, or $1.37 per diluted share due to the revaluation of our net deferred tax asset under the new Tax Cuts and Jobs Act. The durability of our earnings was proven in 2017 as the continued growth of our community bank and mortgage servicing businesses, combined with the strength of our mortgage origination business, produced more predictable and consistent results. The transformation of the community bank into a strong commercial bank and our 2017 strategic mortgage acquisitions provide more levers to respond to market opportunities and maximize earnings.

The community bank added $1 billion of commercial real estate and commercial and industrial loans to the balance sheet. These higher yielding loans helped drive net interest income up 21 percent or $67 million for the full year 2017 compared to the full year 2016. Total deposits increased 2 percent to $8.9 billion and costs remained well managed in a rising interest rate environment. In addition, the pending acquisition of eight branches of Desert Community Bank, expected to close in the first quarter of 2018, will provide approximately $600 million in low cost deposits to fund loan growth and expand our banking footprint.

Mortgage originations totaled $34 billion, representing a 6 percent increase in closings, despite a softer origination market in 2017. Additionally, fallout adjusted locks increased 11 percent or $3 billion during the year. The two mortgage acquisitions occurring in 2017 strengthened our delegated correspondent and distributed retail channels, providing us more flexibility in responding to challenges in the mortgage market. Our two jumbo mortgage securitizations demonstrate our capability to execute mortgage loan sales through another market mechanism which will continue to allow us to respond more dynamically to market opportunities.

Our mortgage servicing business continued to gain scale and ended the year servicing over 442,000 accounts. During 2017, we had over $33 billion in MSR sales making us one of the largest sellers of MSRs in the country. Of those sales, we retained subservicing on 84 percent solidifying our national position as the 8th largest subservicer. This high retention rate validated the quality of our servicing platform.

Noninterest expense increased 15 percent to $643 million in 2017 as we made investments in future growth. We remain focused on improving efficiency through increasing revenues while maintaining cost discipline across the organization.

We ended the year with $16.9 billion in assets, up $2.9 billion, or 20 percent, from year end 2016. Our credit quality is solid with only $8 million in net charge-offs and sustained low levels of delinquencies in 2017. Our robust capital position remains a hallmark with Tier 1 leverage at 8.5 percent at December 31, 2017, well above the amount needed to be considered "well capitalized". The proposed simplification of the Basel III rules, if enacted as proposed, as well as the decrease in the corporate tax rate will accelerate capital formation to support further balance sheet growth and improve our capital flexibility. We believe we are well-positioned, supported by the capital and liquidity to prudently grow the Bank, to drive increased earnings and deliver greater shareholder value.

Earnings Performance

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Net interest income	$390	$323	$287
Provision (benefit) for loan losses	6	(8)	(19)
Total noninterest income	470	487	470
Total noninterest expense	643	560	536
Provision for income taxes	148	87	82
Net income	$63	$171	$158
Adjusted net income (1)	$143	$155	$158
Income per share:
Basic	$1.11	$2.71	$2.27
Diluted	$1.09	$2.66	$2.24
Adjusted diluted (1)	$2.47	$2.38	$2.24

(1)	For further information, see MD&A - Use of Non-GAAP Financial Measures.

Full year 2017 net income was $63 million, or $1.09 per diluted share, as compared to full year 2016 net income of $171 million, or $2.66 per diluted share. The 2017 full year results included a charge of $80 million to the provision for income taxes, or $1.37 per diluted share, due to the revaluation of DTAs at a lower statutory rate resulting from the Tax Cuts and Jobs Act. Excluding this charge, the Company had adjusted 2017 net income of $143 million, or $2.47 per diluted share.

The $12 million decrease in adjusted net income for the year ended December 31, 2017 as compared to the year ended December 31, 2016, was primarily driven by higher expenses resulting from growth initiatives, including our 2017 acquisitions, as well as expenses related to increased mortgage volume. This was partially offset by a $67 million increase in net interest income due to interest earning asset growth of $2.0 billion led by higher average LHFS due to extending turn times and accumulation of loans in support of residential mortgage backed securitization and continued commercial lending growth. Our transition to a commercial bank resulted in a 57 percent increase in average commercial loans for the year ended December 31, 2017, compared to the year ended December 31, 2016.

Full year 2016 net income was $171 million, or $2.66 per diluted share, as compared to full year 2015 net income of $158 million, or $2.24 per diluted share. The 2016 full year results included a $24 million benefit related to a decrease in the fair value of the DOJ settlement liability. Excluding this benefit, the Company had adjusted 2016 net income of $155 million, or $2.38 per diluted share.

The $3 million decrease in adjusted net income for the year ended December 31, 2016 as compared to the year ended December 31, 2015, was primarily driven by higher performance driven expenses and a lower benefit for loan losses partially offset by a $36 million increase in net interest income. Net interest income increased as a result of growth in our interest earning assets as we executed on our strategic initiative to deploy capital and replace lower credit quality assets with higher quality residential and commercial loans. As a result of this initiative, we grew average interest earning assets by 17 percent from $10.4 billion during the year ended December 31, 2015 to $12.2 billion during the year ended December 31, 2016.

For a reconciliation and discussion of non-GAAP financial measures discussed above, see MD&A - Use of Non-GAAP Financial Measures. Additional details of each key driver have been further explained in Management’s discussion below.

Net Interest Income

The following table presents on a consolidated basis interest income from average assets and liabilities, expressed in dollars and yields:

	For the Years Ended December 31,
	2017			2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$4,146	$165	3.99%	$3,134	$113	3.62%	$2,188	$85	3.90%
Loans held-for-investment
Residential first mortgage	2,549	85	3.35%	2,328	74	3.16%	2,562	85	3.33%
Home Equity	471	24	5.06%	475	24	5.17%	491	27	5.40%
Other	26	1	4.51%	29	1	4.73%	30	2	5.30%
Total Consumer loans	3,046	110	3.62%	2,832	99	3.52%	3,083	114	3.68%
Commercial Real Estate	1,579	68	4.25%	1,004	35	3.46%	678	22	3.21%
Commercial and Industrial	981	47	4.73%	631	27	4.22%	438	17	3.86%
Warehouse Lending	890	43	4.73%	1,346	58	4.22%	877	39	4.41%
Total Commercial loans	3,450	158	4.51%	2,981	120	3.97%	1,993	78	3.88%
Total loans held-for-investment (1)	6,496	268	4.09%	5,813	219	3.75%	5,076	192	3.76%
Loans with government guarantees	290	13	4.30%	435	16	3.59%	633	18	2.86%
Investment securities	3,121	80	2.57%	2,653	68	2.56%	2,305	59	2.55%
Interest-bearing deposits	77	1	1.15%	129	1	0.50%	234	1	0.50%
Total interest-earning assets	14,130	$527	3.71%	12,164	$417	3.42%	10,436	$355	3.38%
Other assets	1,716			1,743			1,520
Total assets	$15,846			$13,907			$11,956
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$514	$1	0.19%	$489	$1	0.18%	$429	$1	0.14%
Savings deposits	3,829	29	0.76%	3,751	29	0.78%	3,693	30	0.82%
Money market deposits	255	1	0.50%	278	1	0.44%	258	1	0.31%
Certificate of deposits	1,187	14	1.18%	990	10	1.05%	787	6	0.77%
Total retail deposits	5,785	45	0.78%	5,508	41	0.76%	5,167	38	0.73%
Government deposits
Demand deposits	222	1	0.45%	228	1	0.39%	257	1	0.39%
Savings deposits	406	3	0.68%	442	2	0.52%	405	2	0.52%
Certificate of deposits	329	3	0.82%	382	2	0.40%	358	1	0.39%
Total government deposits	957	7	0.67%	1,052	5	0.45%	1,020	4	0.44%
Wholesale deposits and other	23	—	1.35%	—	—	—%	—	—	—%
Total interest-bearing deposits	6,765	52	0.77%	6,560	46	0.71%	6,187	42	0.68%
Short-term Federal Home Loan Bank advances and other	3,356	36	1.09%	1,249	5	0.44%	311	1	0.30%
Long-term Federal Home Loan Bank advances	1,234	24	1.92%	1,584	27	1.72%	1,500	18	1.17%
Other long-term debt	493	25	5.08%	364	16	4.34%	307	7	2.42%
Total interest-bearing liabilities	11,848	137	1.15%	9,757	94	0.97%	8,305	68	0.82%
Noninterest-bearing deposits (2)	2,142			2,202			1,690
Other liabilities	423			484			475
Stockholders’ equity	1,433			1,464			1,486
Total liabilities and stockholders' equity	$15,846			$13,907			$11,956
Net interest-earning assets	$2,282			$2,407			$2,131
Net interest income		$390			$323			$287
Interest rate spread (3)			2.56%			2.45%			2.58%
Net interest margin (4)			2.75%			2.64%			2.74%
Ratio of average interest-earning assets to interest-bearing liabilities			119.3%			124.7%			125.7%

(1)	Includes nonaccrual loans, for further information relating to nonaccrual loans, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies.

(2)	Includes noninterest-bearing company controlled deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	For the Years Ended December 31,
	2017 Versus 2016 Increase (Decrease) Due to:			2016 Versus 2015 Increase (Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$15	$37	$52	$(9)	$37	$28
Loans held-for-investment
Residential first mortgage	5	6	11	(4)	(7)	(11)
Home equity	—	—	—	(1)	(2)	(3)
Other	—	—	—	—	(1)	(1)
Total Consumer loans	5	6	11	(5)	(10)	(15)
Commercial Real Estate	13	20	33	3	10	13
Commercial and Industrial	5	15	20	2	8	10
Warehouse Lending	4	(19)	(15)	(2)	21	19
Total Commercial loans	22	16	38	3	39	42
Total loans held-for-investment	27	22	49	(2)	29	27
Loans with government guarantees	2	(5)	(3)	3	(5)	(2)
Investment securities	—	12	12	2	7	9
Total interest-earning assets	$44	$66	$110	$(6)	$68	$62
Interest-Bearing Liabilities
Interest-bearing deposits	3	3	6	(1)	5	4
Short-term Federal Home Loan Bank advances and other	22	9	31	2	2	4
Long-term Federal Home Loan Bank advances	2	(5)	(3)	8	1	9
Other long-term debt	4	5	9	7	2	9
Total interest-bearing liabilities	31	12	43	16	10	26
Change in net interest income	$13	$54	$67	$(22)	$58	$36

2017 Compared to 2016

Net interest income increased $67 million for the year ended December 31, 2017, compared to the same period in 2016. The increase was primarily driven by growth in average interest-earning assets of 16 percent, led by higher average LHFS balances and growth of our higher yielding commercial LHFI portfolios.

Our net interest margin for the year ended December 31, 2017 was 2.75 percent, as compared to 2.64 percent for the year ended December 31, 2016. The increase in net interest margin was driven by a higher average yield on interest earning assets due to the growth in our commercial loan portfolio. This was partially offset by an increase in interest expense resulting from a full year of interest on our long-term senior debt which was issued in July 2016.

Average interest-earnings assets increased $2.0 billion for the year ended December 31, 2017, compared to the same period in 2016. The increase was due to a $1.0 billion increase in LHFS due to extending turn times and accumulation of loans in support of residential mortgage backed securitization. The CRE and C&I portfolios increased $925 million, or 57 percent as we continue to focus our efforts on building a broad-based, higher yielding commercial loan portfolio as we execute on our transformation into a commercial bank.

Average interest-bearing liabilities increased $2.1 billion for the year ended December 31, 2017, compared to the full year in 2016, primarily due to an increase in FHLB advances used to fund balance sheet growth in excess of deposit growth. Average interest-bearing deposits increased $205 million, or 3 percent for the year ended December 31, 2017, compared to the same period in 2016, driven by higher average retail deposits, partially offset by lower average government deposits. Our costs remained well managed in a rising interest rate environment, despite a slight extension of duration due to a higher percentage of certificates of deposit.

2016 Compared to 2015

Net interest income increased $36 million for the year ended December 31, 2016, compared to the same period in 2015. The increase for the year was primarily driven by growth in average interest earning assets of 16 percent, partially offset by a decrease in the net interest margin driven by a competitive interest rate environment and issuance of 6.125 percent senior debt used to fund the TARP redemption.

Our net interest margin for the year ended December 31, 2016 was 2.64 percent, as compared to 2.74 percent for the year ended December 31, 2015. The decrease in net interest margin from 2015 was primarily driven by higher interest rates from longer term fixed rate debt taken to match-fund our longer duration asset growth, interest expense on senior debt issued to fund the TARP redemption and lower average interest rates on LHFS due to a more competitive interest rate environment. This decrease was partially offset by higher average yield on interest earning assets as we shifted from lower spread residential mortgage loans into higher spread commercial loans.

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

Provision (Benefit) for Loan Losses

2017 Compared to 2016

The provision for loan losses increased $14 million to $6 million for the year ended December 31, 2017, as compared to a benefit of $8 million for the year ended December 31, 2016. This increase is primarily due to loan growth of $1.6 billion in our commercial and consumer portfolios. The 2016 benefit resulted primarily from the sale of consumer loans with a UPB of $1.3 billion, of which $110 million were nonperforming.

2016 Compared to 2015

The provision for loan losses decreased $11 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. In 2016, the benefit resulted primarily from the sale of performing and nonperforming consumer loans with a UPB of $1.3 billion, of which $110 million were nonperforming, partially offset by commercial loan growth. In 2015, the provision (benefit) for loan losses included a net reduction in the allowance for loan losses relating to several loan sales, including a net reduction in the allowance relating to interest-only residential first mortgage loans, partially offset by an increase related to the growth in our LHFI portfolio.

For further information, see MD&A - Credit Risk.

Noninterest Income

The following tables provide information on our noninterest income along with additional details related to our net gain on loan sales and activity that occurred within the period:

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Net gain on loan sales	$268	$316	$288
Loan fees and charges	82	76	67
Deposit fees and charges	18	22	25
Loan administration income	21	18	26
Net (loss) return on mortgage servicing rights	22	(26)	28
Representation and warranty benefit	13	19	19
Other noninterest income	46	62	17
Total noninterest income	$470	$487	$470

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)	$32,527	$29,372	$25,511
Net margin on mortgage rate lock commitments (fallout-adjusted) (1) (2)	0.82%	1.02%	1.13%
Gain on loan sales + net return (loss) on the MSR (2)	$290	$290	$316
Capitalized value of mortgage servicing rights	1.16%	1.07%	1.13%
Mortgage loans sold and securitized	$32,493	32,033	26,307
Net margin on loans sold and securitized	0.82%	0.94%	1.09%

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

(2)
Gain on sale margin is based on net gain on loan sales (excludes net gain on loan sales of $1 million, $15 million and zero from loans transferred from HFI for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively) to fallout-adjusted mortgage rate lock commitments.

2017 Compared to 2016

Total noninterest income was $470 million during the year ended December 31, 2017, which was a $17 million decrease from $487 million during the year ended December 31, 2016.

Net gain on loan sales decreased $48 million for the year ended December 31, 2017, compared to the same period in 2016. Market conditions impacted the net gain on loan sales margin which decreased 12 basis points with fallout adjusted lock yields decreasing 20 basis points to 0.82 percent. As a result of our 2017 mortgage acquisitions, the decrease in margin was partially offset by a 10.7 percent increase in fallout adjusted mortgage rate lock volume despite the 14 percent decline in the overall mortgage origination market experienced this year. In addition, the decrease in net gain on loan sales was partially attributable to extending turn times on sales of certain LHFS, when in our estimation extensions provide favorable economics, which shifts earnings from net gain on loan sales to net interest income as well as the sale of nonperforming LHFI that occurred in 2016 which resulted in a $14 million gain.

Total loan fees and charges increased $6 million, or 7.9 percent, for the year ended December 31, 2017, compared to the same period in 2016, primarily due to a corresponding 8.0 percent increase in loan originations.

Deposit fees and charges decreased $4 million for the year ended December 31, 2017, compared to the same period in 2016, primarily due to lower exchange fee income resulting from limitations set by the Durbin amendment, which became applicable to the Bank on July 1, 2016.

Loan administration income increased $3 million for the year ended December 31, 2017, compared to the same period in 2016. The increase was primarily driven by higher fee revenue due to an increase in the number of loans subserviced for others. This increased as a result of growth in our servicing business.

Net return on MSRs, including the impact of hedges, increased $48 million for the year ended December 31, 2017, compared to the same period in 2016. The increase was primarily driven by a more stable prepayment environment as a result of higher market interest rates, partially offset by a decrease in servicing fee income resulting from a lower MSR balance and higher transaction costs due to MSR sales that occurred in 2017.

Representation and warranty benefit decreased $6 million for the year ended December 31, 2017, compared to the same period in 2016. The decrease was primarily due to lower recoveries and a greater reduction of the reserve in 2016 compared to 2017. The reserve has continued to decrease as a result of sustained strong underwriting, low levels of repurchases and a low repurchase pipeline of $3 million UPB at December 31, 2017.

Other noninterest income decreased $16 million for the year ended December 31, 2017, compared to the same period in 2016. The decrease was primarily due to a $24 million reduction in the DOJ settlement liability that occurred in the third quarter of 2016. This decrease was partially offset by increased rental income attributable to growth in equipment financing, and higher investment, insurance, and commercial loan fee income.

2016 Compared to 2015

Total noninterest income increased $17 million during the year ended December 31, 2016 from the year ended December 31, 2015.

Net gain on loan sales increased $28 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase in gain on loan sales was primarily due to $3.9 million higher fallout-adjusted lock volume driven by an increase in refinance activity and a $14 million gain from the sale of performing LHFI. The increase was partially offset by lower loan sale margins driven by pricing competition.

Total loan fees and charges increased $9 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to higher mortgage loan closings.

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

Other noninterest income increased $46 million for the year ended December 31, 2016, compared to the same period in 2015. The increase was primarily due to a $24 million benefit related to the reduction in the fair value of the DOJ settlement liability and an $11 million net improvement in fair value adjustments. Higher income earned on our bank owned life insurance and gains on the sale of AFS investment securities about equally drove the remaining improvement.

Noninterest Expense

The following table sets forth the components of our noninterest expense:

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Compensation and benefits	$299	$269	$237
Occupancy and equipment	103	85	81
Commissions	72	55	39
Loan processing expense	57	55	52
Legal and professional expense	30	29	36
Other noninterest expense	82	67	91
Total noninterest expense	$643	$560	$536
Efficiency ratio	74.8%	69.2%	70.9%
Number of FTE	3,525	2,886	2,713

2017 Compared to 2016

Total noninterest expense increased $83 million during the year ended December 31, 2017 from the year ended December 31, 2016.

The $30 million increase in compensation and benefits expense for the year ended December 31, 2017, compared to the same period in 2016. This increase was driven by recent acquisitions and additions in our Community Banking segment to support growth in both our C&I and CRE portfolios. Our full-time equivalent employees increased by 22 percent from December 31, 2016 to a total of 3,525 full-time equivalent employees at December 31, 2017, of which 465 were Opes full-time equivalent employees.

The $18 million increase in occupancy and equipment expense for the year ended December 31, 2017, compared to the same period in 2016, was primarily due to a higher average depreciable asset base and increased utilization of vendor services to support the needs of our growing business.

Commission expense increased $17 million for the year ended December 31, 2017, compared to the same period in 2016, primarily due to higher loan originations and a shift in mix to delegated retail channels with higher commission rates resulting from our mortgage acquisitions.

Other noninterest expense increased $15 million for the year ended December 31, 2017, compared to the same period in 2016, primarily due to an increase in advertising expenses due to direct mail and brand awareness campaigns that were launched to drive deposit growth. The remaining increase is equally attributable to an increase in our FDIC assessment driven by growth in our commercial portfolios, higher business development costs related to acquisitions and an increase in charitable activities.

2016 Compared to 2015

Total noninterest expense increased $24 million during the year ended December 31, 2016 from the year ended December 31, 2015.

The $32 million increase in compensation and benefits expense for the year ended December 31, 2016, compared to the same period in 2015, was primarily due to an increase in overall headcount in support of our new strategic initiatives along with an increase in performance-related compensation including the ExLTIP plan, for further information relating to ExLTIP plan, see Note 18 - Stock-Based Compensation. Our full-time equivalent employees increased overall by 173 from December 31, 2015 to a total of 2,886 full-time equivalent employees at December 31, 2016.

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

Other noninterest expense decreased $24 million for the year ended December 31, 2016, compared to the same period in 2015 primarily due to a decrease in federal insurance premium expenses driven by an improvement to our risk profile, combined with decreases in default servicing costs, foreclosure costs and an improvement in house prices, offset with higher litigation and regulatory related expenses that occurred in 2015.

Provision (Benefit) for Income Taxes

On December 22, 2017, the President of the United States signed into law H.R.1, originally known as the Tax Cuts and Jobs Act. The legislation includes various changes to the U.S. tax code which will have an impact on us, including, but not limited to, a reduction in the statutory corporation tax rate from a maximum rate of 35 percent to a flat rate of 21 percent effective January 1, 2018, repeal of the corporate alternative minimum tax (“AMT”), immediate expensing of capital investments, modifications to the provisions of future generated net operating losses, and additional limitations on the deductibility of performance-based compensation for named executive officers. We have analyzed and recorded the effects of the law’s impact in the financial statements for the period ended December 31, 2017.

2017 Compared to 2016

Our provision for income taxes for the year ended December 31, 2017 was $148 million, compared to a provision of $87 million for the year ended December 31, 2016. The increase in the provision for income taxes is primarily due to the charge to the provision for income taxes of approximately $80 million. This resulted from the revaluation of our DTAs as a result of the new tax legislation. Excluding this charge, the Company’s adjusted effective tax rate was 32.1 percent. This adjusted effective tax rate differs from the combined federal and state statutory rate primarily due to benefits from tax-exempt earnings and stock-based compensation.

2016 Compared to 2015

Our provision for income taxes for the year ended December 31, 2016 was $87 million, compared to a provision of $82 million for the year ended December 31, 2015 and our effective tax provision rate decreased to 33.7 percent as compared to 34.2 percent for the same periods, respectively. The decrease in the effective tax rate is primarily due to the impact of the bank owned life insurance and state taxes in relation to pre-tax income.

For further information, see Note 19 - Income Taxes.

Fourth Quarter Results

The following table sets forth selected quarterly data:

	Three Months Ended
	December 31, 2017	September 30, 2017	December 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in millions)
Net interest income	$107	$103	$87
Provision for loan losses	2	2	1
Total noninterest income	124	130	98
Total noninterest expense	178	171	142
Provision for income taxes	96	20	14
Net income	$(45)	$40	$28
Adjusted net income (1)	35	40	28
Income per share:
Basic	$(0.79)	$0.71	$0.50
Diluted	$(0.79)	$0.70	$0.49
Adjusted diluted (1)	$0.60	$0.70	$0.49
Efficiency ratio	77.1%	73.5%	76.7%

(1)	For further information, see MD&A - Use of Non-GAAP Financial Measures.

Fourth Quarter 2017 compared to Third Quarter 2017

Net loss for the three months ended December 31, 2017 was $45 million, or $0.79 per diluted share, as compared to a net gain of $40 million, or $0.70 per diluted share, for the three months ended September 30, 2017. The fourth quarter 2017 results included a one-time charge of $80 million to the provision for income taxes, or $1.37 per diluted share, due to the revaluation of our net deferred tax asset under the new Tax Cuts and Jobs Act. Excluding this charge, the Company had adjusted net income of $35 million, or $0.60 per diluted share, for the three months ended December 31, 2017

Adjusted net income decreased $5 million for the three months ended December 31, 2017 as compared to the three months ended September 31, 2017. The decrease was due to a $7 million increase in noninterest expense, primarily resulting from higher performance driven compensation and increased expenses to support the investment in our growth initiatives. In addition, noninterest income decreased $6 million, primarily due to a net loss on the MSRs based on a decrease in fair value and charges associated with a pending MSR sale. This decrease was offset by an increase in gain on loan sales, which experienced a 7 basis point increase in margins, due to favorable pricing experienced in the fourth quarter, offset by a modest 3 percent decline in fallout adjusted locks despite seasonal factors, reflecting the strength of our bulk and retail channels. These declines were partially offset by a $4 million increase in net interest income, driven by a 4 percent increase in average earning assets, led by continued growth in our commercial loan portfolio, which experienced an increase in average balances of $344 million, or 9 percent, for the fourth quarter 2017 as compared to the third quarter of 2017.

Fourth Quarter 2017 compared to Fourth Quarter 2016

Net loss for the three months ended December 31, 2017 was $45 million, or $0.79 per diluted share, as compared to a net gain of $28 million, or $0.49 per diluted share, for the three months ended December 31, 2016. The fourth quarter 2017 results included a one-time charge of $80 million to the provision for income taxes, or $1.37 per diluted share, due to the revaluation of our net deferred tax asset under the new Tax Cuts and Jobs Act. Excluding this charge, the Company had adjusted net income of $35 million, or $0.60 per diluted share, for the three months ended December 31, 2017.

Adjusted net income increased $7 million for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. The increase was driven by a $22 million increase in net gain on loan sales, primarily due to a 42 percent higher fallout adjusted lock volume as a result of our strategic acquisitions and investments made in 2017. In addition, net interest income increased $20 million, driven by a $2.6 billion, or 20 percent, increase in average earning assets, led by a $1.1 billion increase in the CRE and C&I portfolios. The increase in net interest income was further the result of a 9 basis point increase in net interest margin for the three months ended December 31, 2017, compared to the three months ended

December 31, 2016, primarily due to an increase in market rates, a higher yielding commercial loan portfolio, and continued deposit price discipline. These increases were partially offset by a $36 million increase in noninterest expense, driven by higher compensation and benefits due to increased headcount driven by the strategic acquisitions and investments in future revenue growth made in 2017.

Operating Segments

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 23 - Operating Segments, and other sections for a full understanding of our consolidated financial performance.

Community Banking

Our Community Banking segment services consumer, governmental and commercial customers. We also serve home builders, correspondents, and commercial customers in Michigan. We are focused on using capital and liquidity generated from the mortgage business to expand our community banking relationships and build net interest margin revenue and fee income.

Our commercial customers are from a diversified range of industries including financial, insurance, service, manufacturing, and distribution. We offer financial products to these customers for use in their normal business operations and financing of working capital needs, equipment purchases and other capital investments. Additionally, our commercial real estate division supports income producing real estate and residential properties. These loans are made to finance properties such as owner-occupied, retail, office, multi-family apartment buildings, industrial buildings, and residential developments which are repaid through cash flows related to the operation, sale, or refinance of the property.

Our Community Banking segment has seen continued growth throughout the year and our transformation into a community bank continues to be of importance to our overall business model. Our commercial loan portfolio has grown to $4.3 billion as of December 31, 2017, representing a 30.7 percent increase from December 31, 2016.

On November 13, 2017, we announced the signing of a definitive agreement to acquire eight Desert Community Bank branches in San Bernardino County, California, with approximately $600 million in deposits and $70 million in loans. The pending acquisition has received regulatory approval and is expected to close during the first quarter of 2018. This acquisition will provide us with low cost, stable deposits to fund balance sheet growth. Additionally, this acquisition will combine Desert Community Bank's successful deposit franchise with a significant Flagstar presence already on the West Coast, which includes our Opes Advisors division, warehouse lending and home builder finance activities.

Mortgage Originations

We are a leading national originator of residential first mortgage loans. Our Mortgage Origination segment originates, acquires and sells one-to-four family residential mortgage loans. We utilize multiple distribution channels to originate or acquire mortgage loans on a national scale. Our Mortgage Origination segment helps grow the servicing business which generates a stable, low cost funding source through company controlled deposits for the community bank. Additionally, the Mortgage Originations segment provides us with a large number of customer relationships which, along with our banking customer relationships, provide us an opportunity to prudently cross-sell a full line of consumer financial products which include mortgage refinancing, HELOC, and other consumer loans.

Correspondent. In the correspondent channels, an unaffiliated bank or mortgage company completes the loan paperwork and also funds the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at an agreed upon price. We perform a full review of each loan, whether purchased in bulk or not, purchasing only those loans that were originated in accordance with our underwriting guidelines. Correspondents apply to the Bank and may be approved for delegated underwriting authority. Delegated correspondents assume the risks associated with the underwriting of the loan and earn more on loans sold compared to non-delegated correspondents. Non-delegated correspondents earn commissions and administrative fees for closing and funding loans which are then underwritten by the Bank. We have active relationships with 479 delegated correspondents and 553 non-delegated correspondents servicing borrowers in all 50 states.

Broker. In a broker transaction, an unaffiliated mortgage broker completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten by us on a loan-level basis to our underwriting standards and we fund and close the loan in the Bank's name, thereby becoming the lender of record. Currently, we have active broker relationships with 745 mortgage brokers servicing borrowers in all 50 states.

Retail. In our distributed retail channel, loans are originated through our nationwide network of stand-alone home loan centers. At December 31, 2017, we maintained 89 retail locations in 29 states representing the combined retail branches of Flagstar Bank and its Opes Advisors mortgage division. In a direct-to-consumer lending transaction, loans are originated through our direct-to-consumer team or from one of our two national call centers, both of which may leverage our existing customer relationships. When loans are originated on a retail basis, most aspects of the lending process are completed internally, including the origination documentation (inclusive of customer disclosures), as well as the funding of the transactions.

The following tables disclose residential first mortgage loan originations by channel, type and mix:

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Correspondent	$25,769	$24,488	$20,543	$18,052	$25,885
Broker	5,025	5,890	7,335	5,339	9,612
Retail	3,614	2,039	1,490	1,194	1,980
Total	$34,408	$32,417	$29,368	$24,585	$37,477
Purchase originations	$19,357	$13,672	$13,696	$14,654	$12,840
Refinance originations	15,051	18,745	15,672	9,931	24,637
Total	$34,408	$32,417	$29,368	$24,585	$37,477
Conventional	$16,962	$18,156	$17,571	$15,158	$25,653
Government	8,635	7,859	6,385	6,134	8,825
Jumbo	8,811	6,402	5,412	3,293	2,999
Total	$34,408	$32,417	$29,368	$24,585	$37,477

We continue to leverage technology to streamline the mortgage origination process, thereby bringing service and convenience to borrowers and correspondents. We also offer our customers web-based tools that facilitate the mortgage loan process through each of our production channels. We will continue to seek new ways to expand our relationships with borrowers and correspondents to provide the necessary capital and liquidity to grow the Community Bank and Mortgage Servicing segments.

The majority of our loan originations during the year ended December 31, 2017 were eligible for sale to the Agencies. In addition, during 2017, we closed on two securitizations of residential mortgage-backed securities (RMBS) totaling $1.0 billion, which were comprised of loans Flagstar originated through our retail, broker and correspondent channels with collateral consisting of high-quality 15 to 30 year, fully amortizing conforming and jumbo fixed rate loans. On February 23, 2018, we closed an additional RMBS securitization totaling $488 million, comprised of loans similar to those included in the securitizations that occurred during 2017. We have demonstrated our ability to execute securitizations in the market and expect to continue securitization activity throughout 2018. This is an important differentiator for our mortgage business by providing an additional means in which to sell our residential mortgage loans.

Mortgage Servicing

The Mortgage Servicing segment services and subservices mortgage loans for others through a scalable servicing platform on a fee for service basis and may also collect ancillary fees and earn income through the use of noninterest bearing escrows. The loans we service generate escrow deposits which provide a stable low cost funding source to the Bank. Revenue for those serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the status of the underlying loans. The Mortgage Servicing segment services residential mortgages for our LHFI portfolio in the Community Banking segment and our MSR portfolio in the Mortgage Originations segment for which it earns segment revenue via an intercompany service fee allocation.

The following table presents residential loans serviced and the number of accounts associated with those loans.

	December 31, 2017		December 31, 2016		December 31, 2015
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Residential loan servicing
Serviced for own loan portfolio (2)	$7,013	29,493	$5,816	29,244	$6,088	30,683
Serviced for others	25,073	103,137	31,207	133,270	26,145	118,662
Subserviced for others (3)	65,864	309,814	43,127	220,075	40,287	211,937
Total residential loans serviced	$97,950	442,444	$80,150	382,589	$72,520	361,282

(1)	UPB, net of write downs, does not include premiums or discounts.

(2)	Includes LHFI (residential first mortgage and home equity), LHFS (residential first mortgage), loans with government guarantees (residential first mortgage), and repossessed assets.

(3)	Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs. Includes repossessed assets.

At December 31, 2017, the number of residential loans serviced and the UPB of those loans increased by 59,855 and $17.8 billion, respectively, compared to December 31, 2016. Loans subserviced for others drove the increase in total residential loans serviced by increasing 89,739 loans and $22.7 billion UPB, offset by a decrease of loans serviced for others of 30,133 loans and $6.1 billion UPB, over the same period.

The shift in loan servicing categories was primarily due to large bulk sales of MSRs that occurred during 2017 of which we retained subservicing. Consistent with our strategy to grow our subservicing business, of the $33.2 billion UPB of MSRs sold during 2017, we retained subservicing on 84 percent of these sales. Our continued growth in our subservicing business has made us the 8th largest subservicer in the nation with capacity for further growth as we continue to subservice loans originated by Flagstar as well as those originated by others. Our platform and capabilities make us an attractive and comprehensive option to owners of MSRs as our service offerings also include MSR lending, servicing advanced lending and recapture services.

Loans Serviced for Others

The following table presents the characteristics of the mortgage loans serviced for others.

	At December 31,
	2017	2016	2015
	(Dollars in millions)
Average UPB per loan	$243	$234	$220
Weighted average service fee (basis points)	28.8	26.6	27.4
Weighted average coupon	4.05%	3.88%	4.12%
Weighted average original maturity (months)	330	325	337
Weighted average age (months)	11	15	15
Average current FICO score (1)	728	746	733
Average original LTV ratio	77.7%	71.9%	77.9%
Housing Price Index LTV, as recalculated (2)	73.3%	65.6%	71.7%

Delinquencies:
30-59 days past due	$250	$155	$198
60-89 days past due	71	26	45
90 days or greater past due	125	102	80
Total past due	$446	$283	$323

(1)	Current FICO scores obtained at various times during the life of the loan.

(2)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2017.

Loans Subserviced for Others

The following table presents the characteristics of the mortgage loans subserviced for others.

	At December 31,
	2017	2016	2015
	(Dollars in millions)
Average UPB per loan (thousands)	$213	$196	$190
Weighted average service fee (basis points)	28.3	31.0	29.7
Weighted average coupon	3.85%	3.83%	3.97%
Weighted average original maturity (months)	307	337	334
Weighted average age (months)	36	39	40
Average current FICO score (1)	734	728	737
Average original LTV ratio	71.1%	81.1%	78.4%
Housing Price Index LTV, as recalculated (2)	62.4%	65.3%	62.1%

Delinquencies:
30-59 days past due	$954	$614	$567
60-89 days past due	276	164	197
90 days or greater past due	692	441	529
Total past due	$1,922	$1,219	$1,293

(1)	Current FICO scores obtained at various times during the life of the loan.

(2)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2017.

Other

The Other segment includes the treasury functions, funding revenue associated with stockholders' equity, the impact of interest rate risk management, the impact of balance sheet funding activities, and miscellaneous other expenses of a corporate nature. Treasury functions include administering the investment securities portfolios, balance sheet funding, and interest rate risk management. In addition, the Other segment includes revenue and expenses related to treasury and corporate assets and liabilities and equity not directly assigned or allocated to the Community Banking, Mortgage Originations or Mortgage Servicing segments.

Operating Segments' Performance

The net income (loss) by operating segment is presented in the following table:

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Community Banking	$39	$46	$26
Mortgage Originations	110	119	149
Mortgage Servicing	(15)	(13)	(28)
Other	(71)	19	11
Total net income (loss)	$63	$171	$158

Community Banking

2017 compared to 2016

During the year ended December 31, 2017, the Community Banking segment reported net income of $39 million, compared to net income of $46 million for the year ended December 31, 2016. The $7 million decrease was primarily due to a $15 million increase in other noninterest expense primarily driven by higher compensation and benefits expense to support strategic growth initiatives and increased FDIC premiums due to higher balances. In addition, the provision for loan losses increased $14 million and noninterest income decreased $11 million, driven by a decrease in net gain on loan sales, primarily due to the sale of performing residential loans out of the LHFI portfolio during 2016. These decreases were partially offset by an increase in net interest income of $32 million, primarily due to loan growth as our CRE and C&I portfolios increased by $671 million and $427 million, respectively, during the year ended December 31, 2017.

2016 compared to 2015

During the year ended December 31, 2016, the Community Banking segment had net income of $46 million, compared to net income of $26 million for the year ended December 31, 2015, primarily due to a $35 million increase in net interest income resulting from growth in our warehouse, commercial, and home builder finance loan balances along with an increase in net gain on loan sales of $21 million, primarily driven by the sale of performing residential first mortgage loans out of the LHFI portfolio during the year ended December 31, 2016. These increases were partially offset by a $19 million increase in other noninterest expense driven by personnel related expenses and higher advertising expenses which have supported our strategic growth initiatives. In addition, the benefit for loan losses decreased $9 million due to higher sales of nonperforming and interest-only loans in 2015 which drove a provision benefit of $19 million.

Mortgage Originations

2017 compared to 2016

The Mortgage Originations segment net income decreased $9 million to $110 million during the year ended December 31, 2017, compared to $119 million during the year ended December 31, 2016. The decrease was primarily due to a $65 million increase in other noninterest expense driven by expenses associated with growth initiatives, which included an increase in compensation and benefits and higher commissions resulting from the acquisition of Opes Advisors and an increase in mortgage volume. In addition, net gain on loan sales decreased $32 million driven by a 21 basis point decrease in margin resulting from competitive factors and a shift in product mix with higher correspondent volume resulting from acquisitions. These decreases were partially offset by a $48 million increase in net return on MSRs. Additionally, net interest income increased $39 million resulting from increased mortgage volume and longer turn times to take advantage of attractive spreads.

2016 compared to 2015

The Mortgage Originations segment net income decreased $30 million to $119 million during the year ended December 31, 2016, compared to $149 million during the year ended December 31, 2015. The decrease was primarily due to a $43 million decrease in noninterest income primarily attributable to lower net return on MSRs resulting from higher prepayments and an increased probability of prepayment assumption driven by the low interest rate environment experienced throughout the year. This was offset by an increase of $10 million in net interest income primarily resulting from higher average LHFS balances in 2016.

Mortgage Servicing

2017 compared to 2016

The Mortgage Servicing segment reported a net loss of $15 million for the year ended December 31, 2017, compared to a net loss of $13 million for the year ended December 31, 2016. The decrease was primarily due to lower loan administration income resulting from higher amounts paid to subservice clients for custodial balances which is driven by higher market rates and increased volume. Additionally, lower company controlled deposits drove a decrease in net interest income. These decreases were partially offset by higher noninterest income primarily due an increase in the number of loans subserviced for others, which grew by nearly 90,000 loans, or 40.8 percent, for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

2016 compared to 2015

The Mortgage Servicing segment reported a net loss of $13 million for the year ended December 31, 2016, compared to a net loss of $28 million for the year ended December 31, 2015. The improvement was primarily due to a $20 million increase in net interest income resulting from higher funds transfer pricing earned on company controlled deposits and higher interest recoveries on modified loans with government guarantees. This increase was partially offset by a decrease in noninterest income due to a lower overall volume of performing and default loans serviced.

Other

2017 compared to 2016

For the year ended December 31, 2017, the Other segment reported net loss of $71 million for the year ended December 31, 2017, compared to net income of $19 million for the year ended December 31, 2016. The decrease in net income is primarily due to the charge to the provision for income taxes of approximately $80 million, resulting from the new tax legislation that required revaluation of our DTAs at a lower corporate statutory rate. In addition, the prior year saw an increase in noninterest income primarily due to the $24 million decrease in the fair value of the DOJ settlement liability.

2016 compared to 2015

For the year ended December 31, 2016, the Other segment reported net income of $19 million, as compared to net income of $11 million for the year ended December 31, 2015. The improvement was primarily due to an increase in noninterest income due to a $24 million decrease in the fair value of the DOJ settlement liability, and an increase from the improved cash surrender value of bank owned life insurance. These increases were primarily offset by an increase in interest expense due to higher average outstanding FHLB advances and senior debt issued for TARP redemption.

RISK MANAGEMENT

Like all financial services companies, we engage in business activities and assume the related risks. The risks we are subject to in the normal course of business, include, but are not limited to, credit, regulatory compliance, legal, reputation, liquidity, market, operational and strategic. We have made significant investments in our risk management activities which are focused on ensuring we properly identify, measure and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. We hold capital to protect from unexpected loss arising from these risks.

A comprehensive discussion of risks affecting us can be found in the Risk Factors section included in Item 1A. of this Form 10-K. Some of the more significant processes used to manage and control credit, market, liquidity and operational risks are described in the following paragraphs.

Credit Risk

Credit risk is the risk of loss to us arising from an obligor’s inability or failure to meet contractual payment or performance terms. We provide loans, extend credit, and enter into financial derivative contracts, all of which have related credit risk.

We maintain a strict credit limit, in compliance with regulatory requirements, in order to maintain a diversified loan portfolio and manage its credit exposure to any one borrower or obligor. Under the Home Owners Loan Act ("HOLA"), savings associations are generally subject to national bank limits on loans to one borrower. Generally, per HOLA, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 and Tier 2 capital plus any portion of the allowance for loan losses not included in the Tier 2 capital, which was $251 million as of December 31, 2017. We maintain a maximum internal Bank limit of $100 million (commitment level) to any one borrower/obligor relationship, which is more conservative than the limit required by HOLA. Additionally, we have a tracking and reporting process to monitor lending concentration levels and all credit exposures to one borrower that exceed $50 million must be approved by the Board of Directors.

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

Loan Originations

The following table presents loan originations by portfolio:

	For the Years Ended December 31,
	2017	2016
	(Dollars in millions)
Consumer loans
Residential first mortgage	$34,408	$32,417
Home equity (1)	336	195
Total consumer loans	34,744	32,612
Commercial loans (2)	1,215	687
Total loan originations	$35,959	$33,299

(1)	Includes second mortgage loans, HELOC loans, and other consumer loans.

(2)	Includes commercial real estate and commercial and industrial loans.

Loans held-for-investment

The following table summarizes loans held-for-investment by category:

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,754	$2,327	$3,100	$2,193	$2,509
Home equity	664	443	519	406	460
Other	25	28	31	31	37
Total consumer loans	3,443	2,798	3,650	2,630	3,006
Commercial loans
Commercial real estate (1)	1,932	1,261	814	620	409
Commercial and industrial	1,196	769	552	429	217
Warehouse lending	1,142	1,237	1,336	769	424
Total commercial loans	4,270	3,267	2,702	1,818	1,050
Total loans held-for-investment	$7,713	$6,065	$6,352	$4,448	$4,056

(1)
Includes NBV of $307 million, $244 million, $188 million, $142 million, and $82 million of owner occupied commercial real estate loans at December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

Loans held-for-investment increased $1.6 billion at December 31, 2017, from December 31, 2016. The increase was primarily due to our continued effort to grow both the consumer and commercial loan portfolios.

The commercial loan portfolio growth strengthens our Community Banking segment by improving margins through the additions of higher yielding loans. The commercial loan portfolio has grown $1.0 billion, or 31 percent, since December 31, 2016. During the year ended December 31, 2017, our CRE portfolio grew $671 million and C&I $427 million.

The following table provides a comparison of activity in our LHFI portfolio:

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Balance, beginning of year	$6,065	$6,352	$4,448	$4,056	$5,438
Loans originated and purchased	2,170	1,771	2,975	894	868
Change in lines of credit	2,982	957	678	424	380
Loans transferred from loans held-for-sale	1	2	32	56	64
Loans transferred to loans held-for-sale	(130)	(1,309)	(1,198)	(509)	(832)
Loan amortization / prepayments	(3,373)	(1,700)	(569)	(451)	(1,687)
Loans transferred to repossessed assets	(2)	(8)	(14)	(22)	(175)
Balance, end of year	$7,713	$6,065	$6,352	$4,448	$4,056

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

The following table presents our total residential first mortgage LHFI by major category:

	At December 31,
	2017	2016
	(Dollars in millions)
Current estimated LTV ratios
Less than 80% and refreshed FICO scores (1):
Equal to or greater than 660	$2,441	$2,077
Less than 660	73	95
80% and greater and refreshed FICO scores (1):
Equal to or greater than 660	168	78
Less than 660	12	9
U.S. government guaranteed	60	68
Total	$2,754	$2,327
Geographic region
California	$1,127	$858
Michigan	275	236
Florida	201	193
Texas	182	138
Washington	169	136
Illinois	101	84
Arizona	76	65
Colorado	69	60
Maryland	65	59
New York	62	68
Others	427	430
Total	$2,754	$2,327

(1)	FICO scores are updated at least on a quarterly basis or more frequently if available.

Home equity. Our home equity portfolio includes first and second lien positions for HELOANs and HELOCs. These loans require full documentation and are underwritten and priced in an effort to ensure high credit quality and loan profitability. Our debt-to-income ratio on HELOANS is capped at 43 percent and for HELOCs is capped at 45 percent. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 660. Current second mortgage loans/HELOANS are fixed rate loans and are available with terms up to 15 years. HELOC loans are variable-rate loans that contain a 10-year draw period followed by a 20-year amortizing period.

Commercial and industrial loans. Commercial and industrial LHFI facilities typically include lines of credit and term loans and leases to businesses for use in normal business operations to finance working capital, equipment and capital purchases, acquisitions and expansion projects. We lend to customers with a history of profitability and a long-term business model. Generally, leverage conforms to industry standards and the minimum debt service coverage is 1.20 times. Most of our C&I loans earn interest at a variable rate.

In 2016, we launched an equipment finance and leasing program to complement our existing commercial and industrial lending channel and in 2017, we saw solid, consistent growth in this business. During the year ended December 31, 2017, we had $4 million in earnings related to this business as compared to less than $1 million for the year end December 31, 2016.

The following table presents our total C&I LHFI by borrower's geographic location and industry type:

	Michigan	Texas	Virginia	California	Tennessee	Other	Total	% by industry
	(Dollars in millions)
December 31, 2017
Industry Type
Financial & Insurance	$15	$9	$70	$—	$14	$222	$330	27.6%
Services (1)	78	74	—	34	—	118	304	25.4%
Manufacturing	64	5	—	23	—	97	189	15.8%
Healthcare	26	7	—	1	43	29	106	8.9%
Distribution	81	—	—	10	—	—	91	7.6%
Servicing advances	31	—	—	—	—	50	81	6.8%
Rental & leasing	49	—	—	—	—	26	75	6.3%
Government & education	5	—	—	—	—	6	11	0.9%
Commodities	—	—	—	—	—	9	9	0.8%
Total	$349	$95	$70	$68	$57	$557	$1,196	100.0%
Percent by state	29.2%	7.9%	5.9%	5.7%	4.8%	46.6%	100.0%

(1)	Includes unsecured home builder loans of $104 million.

Commercial real estate loans. Flagstar has a well-diversified commercial real estate portfolio, largely based in Michigan. The portfolio has limited exposure to big box retail centers and contains only one mall. The majority of our retail exposure is to high-quality, single tenant locations, including many drug stores, all of which are underwritten on strong credit metrics. Generally, the maximum LTV is 80 percent, or 85 percent for owner-occupied real estate, and debt service coverage of 1.20 to 1.35 times. This portfolio also includes owner occupied real estate loans and secured home builder loans.

In 2016, we launched a national home builder finance program to grow our balance sheet, increase commercial deposits and develop incremental revenue through our retail purchase mortgage channel. We finance and have active relationships with homebuilders nationwide. At December 31, 2017, loans committed to home builders totaled $1.1 billion, of which $601 million was drawn or used. Of that, $104 million was unsecured and included in our C&I portfolio and $497 million is collateralized and included in either the single family residence or land-residential categories of our CRE portfolio.

The following table presents our total CRE LHFI by collateral location and collateral type:

	Michigan	Texas	Colorado	Florida	California	Other	Total (1)	% by collateral type
	(Dollars in millions)
December 31, 2017
Collateral Type
Single family residence (2)	$70	$72	$91	$78	$52	$48	$411	21.3%
Multi family	120	35	11	13	—	82	261	13.5%
Retail (3)	171	4	6	2	—	65	248	12.8%
Industrial	123	4	—	2	11	75	215	11.1%
Office	176	—	—	3	16	3	198	10.2%
Land - Residential (4)	9	22	41	25	34	37	168	8.7%
Hotel/motel	86	17	—	—	—	19	122	6.3%
Senior living facility	27	—	—	—	—	62	89	4.6%
Parking garage/Lot	72	—	—	—	—	—	72	3.7%
Non Profit	38	—	—	3	2	4	47	2.4%
Shopping Mall (5)	—	—	—	—	—	27	27	1.4%
All other (6)	45	1	—	12	—	16	74	3.8%
Total	$936	$155	$149	$138	$115	$439	$1,932	100.0%
Percent by state	48.5%	8.0%	7.7%	7.1%	6.0%	22.7%	100.0%

(1)	Includes $307 million of commercial owner occupied real estate loans at December 31, 2017.

(2)	Includes home builder loans secured by SFR 1-4 properties whether under construction or completed.

(3)	Includes multipurpose retail space, neighborhood centers, strip centers and single-use retail space

(4)	Includes home builder loans secured by land. Land residential includes development and unimproved vacant land.

(5)	Comprised of one shopping mall.

(6)	All other primarily includes: marina, movie theater, condominium, data centers etc.

Warehouse lending. We offer warehouse lines of credit to other mortgage lenders which allow the lender to fund the closing of residential mortgage loans. Each extension, advance, or draw-down on the line is fully collateralized by residential mortgage loans and is paid off when the lender sells the loan to an outside investor or, in some instances, to the Bank. For the year ended December 31, 2017, the warehouse advance amount of loans sold to the Bank totaled $10.8 billion or 37.4 percent. For the year ended December 31, 2016, the warehouse advance amount of loans sold to the Bank totaled $14.4 billion or 40.9 percent. In addition, on February 20, 2018 we announced the pending acquisition of a mortgage warehouse loan portfolio from Santander Bank which will strengthen our national relationship-based lending platform, bring on a seasoned sales and operations team, and offer strong growth potential with a scalable platform. The acquisition is expected to close during the first quarter of 2018.

Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. We have a national platform with relationship managers across the country. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at December 31, 2017 was $2.8 billion, of which $1.1 billion was outstanding, compared to $2.9 billion at December 31, 2016, of which $1.2 billion was outstanding.

Loan Principal Payments

The following tables set forth the expected repayment of our LHFI, both as fixed rate and adjustable-rate loans:

	December 31, 2017
	Within 1 Year	1 Year to 5 Years	Over 5 Years	Totals (1)
	(Dollars in millions)
Fixed Rate Loans
Residential first mortgage	$8	$35	$198	$241
Home Equity	6	30	62	98
Other consumer	6	13	6	25
Commercial real estate	17	38	—	55
Commercial and industrial	36	141	90	267
Total fixed rate loans	$73	$257	$356	$686

Adjustable Rate Loans
Residential first mortgage	$56	$244	$2,192	$2,492
Home Equity	9	42	502	553
Commercial real estate	615	1,277	—	1,892
Commercial and industrial	335	598	—	933
Warehouse lending	1,172	—	—	1,172
Total adjustable rate loans	$2,187	$2,161	$2,694	$7,042

(1)	UPB, net of write downs, does not include premiums or discounts.

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

The following table sets forth certain information about our nonperforming assets:

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
LHFI
Consumer Loans
Residential first mortgages	$12	$18	$27	$72	$92
Home equity	1	4	2	2	6
Commercial
Commercial real estate	—	—	—	—	1
Commercial and industrial	—	—	2	—	—
Total nonperforming LHFI	13	22	31	74	99
TDRS
Consumer Loans
Residential first mortgages	12	11	27	43	43
Home equity	4	7	8	3	4
Total nonperforming TDRs	16	18	35	46	47
Total nonperforming LHFI and TDRs (1)	29	40	66	120	146
Real estate and other nonperforming assets, net	8	14	17	19	36
LHFS	9	6	12	15	1
Total nonperforming assets	$46	$60	$95	$154	$183
Nonperforming assets to total assets (2)	0.22%	0.39%	0.61%	1.41%	1.94%
Nonperforming LHFI and TDRs to LHFI	0.38%	0.67%	1.05%	2.71%	3.59%
Net charge-offs to average LHFI (annualized) (1)	0.12%	0.52%	1.85%	1.07%	4.00%
Nonperforming assets to LHFI and repossessed assets (2)	0.48%	0.90%	1.32%	3.12%	4.46%
Nonperforming assets to Tier 1 capital (to adjusted total assets) + ALLL (2)(3)	2.36%	3.93%	5.12%	9.50%	12.45%

(1)	Includes less than 90 days past due performing loans placed on nonaccrual. Interest is not being accrued on these loans.

(2)	Ratio excludes LHFS.

(3)	Refer to MD&A - Use of Non-GAAP Financial Measures for calculation of ratio.

At December 31, 2017, we had $46 million of nonperforming assets compared to $60 million of nonperforming assets at December 31, 2016. This decrease was primarily due to a $9 million decrease in nonperforming LHFI at December 31, 2017 compared to December 31, 2016. As reflected in the table above, our nonperforming loans have decreased substantially and we have experienced continued improvements in our credit quality ratios since December 31, 2013. The overall improvement in our nonperforming assets credit quality ratios is due to our continued effort to grow our loan portfolio with strong credit quality loans, combined with a slowing emergence of nonperforming loans driven by decreased levels of delinquencies.

In addition to our focus of improving our loan portfolio with strong credit quality loans, we strove to de-risk our balance sheet by selling nonperforming loans. During the year ended December 31, 2017, we sold $25 million UPB of nonperforming consumer loans which included $11 million UPB of TDRs, as compared to $110 million UPB of nonperforming consumer loans during the year ended December 31, 2016. During the years ended December 31, 2015, 2014, and 2013, we sold $436 million UPB of nonperforming loans which included $327 million UPB of TDRs, $92 million UPB of nonperforming loans which included $30 million UPB of TDRs, and $508 million UPB of nonperforming loans which included $318 million UPB of TDRs, respectively.

Delinquencies

The following table sets forth our performing LHFI which are past due 30-89 days:

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$4	$6	$10	$37	$56
Home equity	1	3	3	7	5
Other	—	1	1	—	—
Total performing loans past due 30-89 days	$5	$10	$14	$44	$61

Early stage delinquencies remained low with the 30 to 89 days past due loans decreasing to $5 million at December 31, 2017, compared to $10 million at December 31, 2016, due to our continued focus on growing our loan portfolio with stronger credit quality loans. There were no past due commercial loans at December 31, 2017 and December 31, 2016.

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

The following table sets forth a summary of TDRs by performing status:

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Performing TDRs
Residential first mortgage	$19	$22	$49	$306	$332
Home equity	24	45	52	56	51
Total performing TDRs	43	67	101	362	383
Nonperforming TDRs
Nonperforming TDRs	5	8	7	29	26
Nonperforming TDRs at inception but performing for less than six months	11	10	28	17	21
Total nonperforming TDRs	16	18	35	46	47
Total TDRs (1)	$59	$85	$136	$408	$430

(1)
The ALLL on consumer TDR loans totaled $13 million, $9 million, $15 million, $81 million, and $82 million at December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

At December 31, 2017 our total TDR loans decreased to $59 million compared to $85 million at December 31, 2016, primarily due to our efforts to de-risk our balance sheet by selling nonperforming loans which has resulted in lower delinquency rates and fewer modified loans. Of our total TDR loans, 73.7 percent were in performing status at December 31, 2017. For further information, see Note 4 - Loans Held-for-Investment.

Allowance for Loan Losses

The ALLL represents management's estimate of probable losses that are inherent in our LHFI portfolio but which have not yet been realized. For further information, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards and Note 4 - Loans Held-for-Investment.

The ALLL was $140 million and $142 million at December 31, 2017 and 2016, respectively. The decrease from December 31, 2016 was primarily driven by continued strong credit quality, including lower levels of net charge-offs, delinquencies, and nonperforming assets, offset by growth in the LHFI portfolio of $1.6 billion UPB.

The ALLL as a percentage of LHFI decreased to 1.8 percent as of December 31, 2017 from 2.4 percent as of December 31, 2016, attributable to growth of $1.6 billion consisting of high credit quality assets in both the consumer and commercial loan portfolios. At December 31, 2017, we had a 2.0 percent allowance coverage of our consumer loan portfolio and a 1.6 percent allowance coverage of our commercial loan portfolio, reflecting continued low levels of delinquencies and net charge-offs in the LHFI portfolio.

The following table sets forth certain information regarding the allocation of our ALLL to each loan category:

	December 31, 2017
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Allowance as a Percentage of Loan Portfolio
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,746	35.7%	$47	1.7%
Home equity	660	8.6%	22	3.3%
Other consumer	25	0.3%	1	4.0%
Total consumer loans	3,431	44.6%	70	2.0%
Commercial loans
Commercial real estate	1,932	25.1%	45	2.3%
Commercial and industrial	1,196	15.5%	19	1.6%
Warehouse lending	1,142	14.8%	6	0.5%
Total commercial loans	4,270	55.4%	70	1.6%
Total loans held-for-investment (1)	$7,701	100.0%	$140	1.8%

(1)	Excludes loans carried under the fair value option.

The following tables set forth certain information regarding our ALLL and the allocation of the ALLL over the past five years:

	At December 31,
	2017		2016		2015		2014		2013
	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans
	(Dollars in millions)
Consumer loans
Residential first mortgage	$47	0.6%	$65	1.1%	$116	1.9%	$234	5.6%	$162	4.2%
Home equity	22	0.3%	24	0.4%	32	0.5%	31	0.7%	20	0.5%
Other consumer	1	—%	1	—%	2	—%	1	—%	2	0.1%
Total consumer loans	70	0.9%	90	1.5%	150	2.4%	266	6.3%	184	4.8%
Commercial loans
Commercial real estate	45	0.6%	28	0.5%	18	0.3%	17	0.4%	19	0.5%
Commercial and industrial	19	0.2%	17	0.3%	13	0.2%	11	0.2%	3	0.1%
Warehouse lending	6	0.1%	7	0.1%	6	0.1%	3	0.1%	1	—%
Total commercial loans	70	0.9%	52	0.9%	37	0.6%	31	0.7%	23	0.6%
Total loans held-for-investment (1)	$140	1.8%	$142	2.4%	$187	3.0%	$297	7.0%	$207	5.4%

(1)	Excludes loans carried under the fair value option.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Beginning balance	$142	$187	$297	$207	$305
Provision (benefit) for loan losses (1)	6	(15)	(19)	132	70
Charge-offs
Consumer loans
Residential first mortgage	(8)	(29)	(87)	(38)	(133)
Home equity	(3)	(4)	(7)	(9)	(11)
Other consumer	(2)	(3)	(4)	(2)	(4)
Total consumer loans	(13)	(36)	(98)	(49)	(148)
Commercial loans
Commercial real estate	(1)	—	—	(3)	(47)
Commercial and industrial	—	—	(3)	—	(2)
Total commercial loans	(1)	—	(3)	(3)	(49)
Total charge offs	(14)	(36)	(101)	(52)	(197)
Recoveries
Consumer loans
Residential first mortgage	1	2	3	3	15
Home equity	2	—	2	1	2
Other consumer	1	3	3	3	2
Total consumer loans	4	5	8	7	19
Commercial loans
Commercial real estate	1	1	2	3	10
Commercial and industrial	1	—	—	—	—
Total commercial loans	2	1	2	3	10
Total recoveries	6	6	10	10	29
Charge-offs, net of recoveries	(8)	(30)	(91)	(42)	(168)
Ending balance	$140	$142	$187	$297	$207

(1)
Does not include $7 million provision expense recorded in the Consolidated Statements of Operations to reserve for repossessed loans with government guarantees at December 31, 2016. There was no provision for loan losses for repossessed loans with government guarantees recorded during the years ended December 31, 2017, December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

The following table provides information on our charge-offs and credit quality ratios:

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Charge-offs, net of recoveries	$8	$30	$91	$42	$168
Charge-offs associated with loans with government guarantees	4	14	3	—	—
Charge-offs associated with the sale or transfer of nonperforming loans and TDRs	1	8	69	15	69
Charge-offs, net of recoveries, adjusted (1)	$3	$8	$19	$27	$99
Net charge-offs to LHFI ratio (annualized) (2)	0.12%	0.52%	1.85%	1.07%	4.00%
Net charge-off ratio, adjusted (annualized) (1)(2)	0.05%	0.15%	0.40%	0.69%	2.36%

(1)	Excludes charge-offs associated with loans with government guarantees and charge-offs associated with the sale or transfer of nonperforming loans and TDRs.

(2)	Excludes loans carried under the fair value option.

Net Charge-offs for the year ended December 31, 2017 decreased to $8 million compared to $30 million for the year ended December 31, 2016. As a percentage of average LHFI, net charge-offs for the year ended December 31, 2017 decreased to 0.12 percent from 0.52 percent for the year ended December 31, 2016. The continued improvement in net charge-offs is a result of our strong underwriting and loan quality combined with sales of nonperforming loans. During the year ended December 31, 2017 and 2016, the annualized net charge-offs as a percentage of the average LHFI on an adjusted basis, were 0.05 percent and 0.15 percent, respectively.

Market Risk

Market risk is the risk of reduced earnings and/or declines in the net market value of the balance sheet due to changes in market prices. Our primary market risk is interest rate risk which impacts our net interest income, fee income related to interest sensitive activities such as mortgage origination and servicing income, and loan and deposit demand.

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

December 31, 2017
Scenario	Net interest Income	$ Change	% Change
(Dollars in millions)
200	$449	$16	3.6%
Constant	433	—	—%
(200)	397	(37)	(8.5)%

December 31, 2016
Scenario	Net interest Income	$ Change	% Change
(Dollars in millions)
200	$321	$19	6.3%
Constant	301	—	—%
(200)	245	(57)	(18.9)%

In the net interest income simulation, our balance sheet exhibits slight asset sensitivity. When interest rates rise our net interest income increases. Conversely, when interest rates fall our net interest income decreases. At December 31, 2017, the $132 million increase in the net interest income in the constant scenario as compared to December 31, 2016, was primarily driven by the increased size of the balance sheet.

As of December 31, 2017 we have also projected the potential impact to net interest income in a hypothetical "bear flattener" interest rate scenario, in which short-term interest rates have been instantaneously increased by 100 basis points while holding the longer term interest rates constant. Over a 12-month and 24-month period, based on our existing balance sheet, the simulation resulted in a loss of $40 million and $53 million, respectively.

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

Economic value of equity

Management also utilizes (EVE), a point in time analysis of the economic value of our current balance sheet position, which measures interest rate risk over a longer term. The EVE calculation represents a hypothetical valuation of equity, and is defined as the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The assessment of both short-term earnings (Net Interest Income Sensitivity) and long-term valuation (EVE) approaches provide a more comprehensive analysis of interest rate risk exposure than Net Interest Income Sensitivity alone.

There are assumptions and inherent limitations in any methodology used to estimate the exposure to changes in market interest rates and as such, sensitivity calculations used in this analysis are hypothetical and should not be considered to be predictive of future results. This analysis evaluates risks to the current balance sheet only and does not incorporate future growth assumptions. Additionally, the analysis assumes interest rate changes are instantaneous and the new rate environment is constant but does not include actions management may undertake to manage risk in response to interest rate changes. Each rate scenario reflects unique prepayment and repricing assumptions. Management derives these assumptions by considering published market prepayment expectations, repricing characteristics, our historical experience, and our asset and liability management strategy. This analysis assumes that changes in interest rates may not affect or could partially affect certain instruments based on their characteristics.

The following table is a summary of the changes in our EVE that are projected to result from hypothetical changes in market interest rates. The interest rates, as of the dates presented, are adjusted by an instantaneous parallel rate increases and decreases as indicated in the scenarios shown in the table below.

December 31, 2017					December 31, 2016
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change
(Dollars in millions)
300	$1,941	11.6%	$(172)	(8.1)%	300	$1,927	13.9%	$(173)	(8.2)%
200	2,020	12.0%	(93)	(4.4)%	200	2,005	14.4%	(95)	(4.5)%
100	2,089	12.4%	(24)	(1.2)%	100	2,073	14.9%	(28)	(1.3)%
Current	2,113	12.6%	—	—%	Current	2,100	15.1%	—	—%
(100)	2,082	12.4%	(31)	(1.5)%	(100)	2,067	14.9%	(33)	(1.6)%

Our balance sheet exhibits liability sensitivity in a rising interest rate scenario as the EVE decreases. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice exceeding the amount of assets repriced in the +200 scenario. The December 31, 2016 and December 31, 2017 (100) is effectively a flattener scenario as shorter term rates are unable to decrease 100 basis points due to the absolute level of rates. Therefore, the yields of the longer term variable rate assets decrease by the full 100 basis points, but the liabilities repricing to shorter term rates decrease to less than 100 basis points, leading to a reduction in EVE.

Derivative financial instruments

As a part of our risk management strategy, we use derivative financial instruments to minimize fluctuation in earnings caused by interest rate risk. We use interest rate swaps, swaptions and forward sales commitments to hedge our mortgage origination pipeline, funded mortgage LHFS and MSRs. All of our derivatives and mortgage loan production originated for sale are accounted for at fair market value. Changes to mortgage commitments are based on changes in fair value of the underlying loan, which is impacted most significantly by changes in interest rates and changes in the probability that the loan will not fund within the terms of the commitment, referred to as a fallout factor or pull through rate. Market risk on interest rate lock commitments and mortgage LHFS is managed using corresponding forward sale commitments. The adequacy of these hedging strategies, the ability to fully or partially hedge market risk, rely on various assumptions or projections, including a fallout factor. For further information, see Note 11 - Derivative Financial Instruments and Note 22 - Fair Value Measurements.

Mortgage Servicing Rights (MSRs)

Our MSRs are sensitive to interest rate volatility and are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve. We utilize derivatives and other fair value assets as part of our overall hedging strategy to manage the impact of changes in the fair value of the MSRs, however these risk management strategies do not completely eliminate repricing risk. Our hedging strategies rely on assumptions and projections regarding assets and general market factors, many of which are outside of our control. If one or more of these assumptions or projections proves to be incorrect our hedging strategies may not adequately mitigate the impact of changes in interest rates or prepayment speeds, and as a result may negatively impact earnings. For further information, see Note 10 - Mortgage Servicing Rights and Note 11 - Derivative Financial Instruments.

Liquidity Risk

Liquidity risk is the risk that we will not have sufficient funds to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate and market opportunities. The ability of a financial institution to meet current financial obligations is a function of the balance sheet structure, the ability to liquidate assets and access to various sources of funds.

Parent Company Liquidity

The Company obtains its liquidity primarily from dividends from the Bank. The primary uses of the Company's liquidity are debt service and operating expenses, which includes compensation and benefits, legal and professional expense and general and administrative expenses. At December 31, 2017, the Company held $196 million of cash at the Bank, or 3.8 years of expense and debt service coverage.

The OCC regulates all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. A subsidiary of a savings and loan holding company, such as the Bank, must file a notice or application with the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. In addition, as a subsidiary of a savings and loan holding company, the Bank must receive approval from the FRB before declaring any external dividends. Additional restrictions on dividends apply if the Bank fails the QTL test.

    For the year ended December 31, 2017, we paid dividends of $157 million from the Bank to the Bancorp. To support the on-going debt service and other Bancorp expenses, we also intend to reduce our Bancorp double leverage and debt to equity ratios to be more consistent with such ratios at other mid-sized banks, which would likely require further dividend payments from the Bank to the Bancorp for the foreseeable future.

For further information and restrictions related to the Bank's payment of dividends, see MD&A - Regulatory Risks and MD&A - Capital.

Bank Liquidity

We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our agency sales, private party whole loan sales, or by pledging them to the FHLB of Indianapolis and borrowing against them. We use the FHLB of Indianapolis as a significant source for funding our residential mortgage banking business due to the flexibility in terms of being able to borrow or repay borrowings as daily cash needs require.

We have arrangements with the FRB of Chicago to borrow, as appropriate, from its discount window. The discount window is also a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge investment securities and loans that are eligible based on FRB of Chicago guidelines. At December 31, 2017 and December 31, 2016, we had no borrowings outstanding against this line of credit.

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

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our LHFI portfolio is funded with stable core deposits whereas our warehouse and LHFS may be funded with FHLB borrowings and company controlled deposits.

Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity.

Liquidity Table

	December 31, 2017	December 31, 2016	Change
	(Dollars in millions)
Demand deposit accounts	$1,219	$1,134	$85
Savings accounts	3,553	3,887	(334)
Money market demand accounts	193	247	(54)
Certificates of deposit/CDARS	1,493	1,056	437
Total retail deposits	6,458	6,324	134
Government deposits	1,073	1,030	43
Wholesale deposits	45	—	45
Company controlled deposits	1,358	1,446	(88)
Total deposits	$8,934	$8,800	$134
Federal Home Loan Bank advances	$5,665	$2,980	$2,685
Other long-term debt	494	493	1
Total borrowed funds	$6,159	$3,473	$2,686

Deposits

The following table sets forth the composition of our deposits:

	At December 31,
	2017			2016
	Balance	Yield/Rate	% of Deposits	Balance	Yield/Rate	% of Deposits
	(Dollars in millions)
Retail deposits
Branch retail deposits
Demand deposit accounts	$931	0.05%	10.4%	$852	0.05%	9.7%
Savings accounts	3,482	0.79%	39.0%	3,824	0.77%	43.5%
Money market demand accounts	124	0.16%	1.4%	138	0.14%	1.6%
Certificates of deposit/CDARS (1)	1,491	1.39%	16.7%	1,055	1.04%	12.0%
Total branch retail deposits	6,028	0.81%	67.5%	5,869	0.70%	66.7%
Commercial retail deposits
Demand deposit accounts	288	0.28%	3.2%	282	0.16%	3.2%
Savings accounts	71	0.68%	0.8%	63	0.62%	0.7%
Money market demand accounts	69	0.85%	0.8%	109	0.77%	1.2%
Certificate of deposit/CDARS (1)	2	1.65%	—%	1	1.58%	—%
Total commercial retail deposits	430	0.44%	4.8%	455	0.37%	5.1%
Total retail deposits	$6,458	0.78%	72.3%	$6,324	0.67%	71.9%
Government deposits
Demand deposit accounts	$251	0.56%	2.8%	$250	0.39%	2.8%
Savings accounts	446	1.08%	5.0%	451	0.52%	5.1%
Certificate of deposit/CDARS (1)	376	1.53%	4.2%	329	0.74%	3.7%
Total government deposits (2)	1,073	1.11%	12.0%	1,030	0.56%	11.7%
Wholesale deposits	45	1.53%	0.5%	—	—%	—%
Company controlled deposits (3)	1,358	—%	15.2%	1,446	—%	16.4%
Total deposits (4)	$8,934	0.70%	100.0%	$8,800	0.55%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.4 billion and $1.0 billion at December 31, 2017 and December 31, 2016, respectively.

(2)	Government deposits include funds from municipalities and schools.

(3)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $4.2 billion and $4.0 billion at December 31, 2017 and December 31, 2016, respectively.

Total deposits increased $134 million, or 2 percent at December 31, 2017, compared to December 31, 2016, primarily due to growth in branch retail deposits. We have experienced growth through retail customers and our commercial relationships. Our deposit strategy includes organic growth with our existing branches, expanding our subserving business, external growth through the pending acquisition of Desert Community Bank branches and by investing in technology to support online banking. Branch retail deposits increased $159 million at December 31, 2017 compared to December 31, 2016, primarily due to an increase in retail certificates of deposit/CDARS, largely due to competitive pricing in response to increased market rates.

We utilize local governmental agencies and other public units as an additional source for deposit funding. As a
Michigan bank, we are not required to hold collateral against our government deposits from Michigan government entities as they are covered by the Michigan Business and Growth Fund. Government deposit accounts included $376 million of certificates of deposit with maturities typically less than one year and $697 million in checking and savings accounts at December 31, 2017.

Company controlled deposits arise due to our servicing or subservicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. Certain deposits require us to reimburse the owner for the spread on these funds. This cost is a component of net loan administration income. Company controlled deposits are used to fund our most liquid assets including LHFS and warehouse loans. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's HFI loan-to-deposit ratio, which excludes warehouse loans and company controlled deposits, was 83 percent at December 31, 2017, which provides substantial liquidity for continued growth.

We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50 million. At December 31, 2017, we had $190 million of total CDs enrolled in the CDARS program, a decrease of $41 million from December 31, 2016.

Our total exposure related to uninsured deposits over $250,000 was approximately $2.6 billion as of December 31, 2017. These balances could experience a higher propensity to reprice should rates rise or the Bank's financial condition deteriorate.

The following table indicates the scheduled maturities of our certificates of deposit with a minimum denomination of $100,000 by acquisition channel as of December 31, 2017:

	Retail Deposits	Government Deposits	Total
	(Dollars in millions)
Twelve months or less	$547	$360	$907
One to two years	388	7	395
Two to three years	50	1	51
Three to four years	8	—	8
Four to five years	4	1	5
Thereafter	21	—	21
Total	$1,018	$369	$1,387

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

The FHLB provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, home equity lines of credit, and commercial real estate loans. At December 31, 2017, we had the authority and approval from the FHLB to utilize a line of credit of up to $7.0 billion and we may access that line to the extent that collateral is provided. At December 31, 2017, we had $5.7 billion of advances outstanding and an additional $763 million of collateralized borrowing capacity available at the FHLB. At December 31, 2017, we pledged collateral to the Federal Reserve Discount Window amounting to $467 million with a lendable value of $433 million. At December 31, 2016, we pledged collateral to the Federal Reserve Discount Window amounting to $496 million with a lendable value of $474 million. At December 31, 2017 and December 31, 2016, we had no borrowings outstanding against this line of credit.

Debt

As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock (trust preferred securities). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At December 31, 2017, we had no deferred interest payments.

On July 11, 2016, we issued $250 million of Senior Notes which mature on July 15, 2021. The proceeds from these notes were used to bring current and redeem our then outstanding TARP Preferred Stock.

For further information, see Note 13 - Borrowings.

Contractual Obligations

We have various financial obligations, including contractual obligations, which require future cash payments. For further information on each item, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards, Note 9 - Premises and Equipment, Note 12 - Deposit Accounts and Note 13 - Borrowings.

The following table summarizes contractual obligations at December 31, 2017, and the future periods in which the obligations are expected to be settled in cash:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(Dollars in millions)
Deposits without stated maturities	$5,663	$—	$—	$—	$5,663
Certificates of deposits	1,191	665	29	29	1,914
Short-term Federal Home Loan Bank advances and other	4,260	—	—	—	4,260
Long-term Federal Home Loan Bank advances	125	50	—	1,230	1,405
Senior notes	—	—	247	—	247
Trust preferred securities	—	—	—	247	247
Operating leases	8	12	4	2	26
DOJ litigation settlement	—	—	—	118	118
Other	$4	$6	$—	$—	$10
Total	$11,251	$733	$280	$1,626	$13,890

Operational Risk

Operational risk is the risk of loss due to human error; inadequate or failed internal systems and controls; violations of, or noncompliance with, laws, rules and regulations, prescribed practices, or ethical standards; and external influences such as market conditions, fraudulent activities, disasters, and security risks. We continuously strive to adapt our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operational risk.

We evaluate internal systems, processes, and controls to mitigate loss from cyber-attacks and, to date, have not experienced any material losses. The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational and fraud losses, and enhance our overall performance.

Natural disasters or other catastrophic events may cause damage or disruption to our operations. We have a nationwide mortgage lending presence through a network of brokers, correspondents and retail locations, as well as employees, customers and loans collateralized by properties across the country. As such, events that occurred in 2017 like Hurricanes Harvey and Irma, as well as the California wildfires have the potential to impact our business. Based on our assessment of the impact from these events, the damages and any credit impact from the hurricanes and wildfires was not significant and we believe our allowance coverage levels established at December 31, 2017 were adequate to cover any exposure we might have to further credit risk.

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

During the year ended December 31, 2017, we experienced net charge-offs of $4 million and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages. These charge-offs arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss in excess of all, or part of, the guarantee.

Our loans with government guarantees portfolio totaled $271 million at December 31, 2017, as compared to $365 million at December 31, 2016. The decrease is primarily due to loans transferred to LHFS and resold to Ginnie Mae out-pacing new purchases.

For further information, see Note 5 - Loans with Government Guarantees.

Representation and warranty reserve

When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac).

The representation and warranty benefit of $13 million during the year ended December 31, 2017 was consistent with our sustained low levels of repurchase experience, low repurchase pipeline and the clear framework provided by the Agencies.

During the year ended December 31, 2017, we had $15 million in Fannie Mae new repurchase demands and $7 million in Freddie Mac new repurchase demands. During the year ended December 31, 2016, we had $19 million in Fannie Mae new repurchase demands and $13 million in Freddie Mac new repurchase demands. The total UPB of 2009 and later vintage loans sold to Fannie Mae and Freddie Mac was $202 million and $183 million at December 31, 2017 and December 31, 2016, respectively.

For further information, see Note 14 - Representation and Warranty Reserve.

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

Supervisory Agreement

On January 28, 2010, we became subject to the Supervisory Agreement, which will remain in effect until terminated, modified, or suspended in writing by the Federal Reserve. The failure to comply with the Supervisory Agreement could result in the initiation of further enforcement action by the Federal Reserve, including the imposition of further operating restrictions, and could result in additional enforcement actions against us. We have taken actions which we believe are appropriate to comply with, and intend to maintain compliance with, all of the requirements of the Supervisory Agreement. For further information and a complete description of all of the terms of the Supervisory Agreement, please refer to the copy of the Supervisory Agreement filed with the SEC and included as an exhibit to this filing.

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

Capital

Management actively reviews and manages our capital position and strategy. We make adjustments to our balance sheet composition taking into consideration potential business risks, regulatory requirements and the flexibility to support future growth. We prudently manage our capital position and work with our regulators to ensure that our capital levels are appropriate considering our risk profile.

The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines reached by Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Tier 1 leverage was 8.5 percent at December 31, 2017 providing a 351 basis point stress buffer above the minimum level needed to be considered “well-capitalized.”

For additional information on our capital requirements and risks associated with maintaining them, see Item 1. Business, Item 1A. Risk Factors and Note 20 - Regulatory Capital.

In addition, banks with assets greater than $10 billion are required to submit a DFAST under the final rules established by their primary regulator. DFAST requires banks to project results over a nine-quarter planning horizon under three scenarios (baseline, adverse, and severely adverse) published by the Federal Reserve and to show that the bank would exceed regulatory minimum capital standards under all three scenarios. Our most recent DFAST results demonstrated a robust capital position that supports our business and also provides a significant opportunity for continued growth. For additional information on our DFAST requirements, see Item 1. Business.

Capital rules also limit capital distributions if certain capital ratios are not maintained. The OCC regulates all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. Capital distributions must be approved by the OCC prior to the declaration of a dividend or the approval by the board of directors of the proposed capital distribution. Per Federal Reserve requirements, the Bank must provide a 30-day notice to the Federal Reserve prior to declaring or paying dividends and under the Supervisory Agreement, the Company agreed to request prior non-objection of the Federal Reserve to pay dividends or other capital distributions. For further information related to the Bank's payment of dividends, see Item 1. Business and MD&A - Liquidity Risk.

We believe our capital and liquidity supports our strategy to continue to grow our balance sheet and create additional shareholder value. The strengthening of our balance sheet demonstrates our ability to grow diversified earning assets that are high quality with few nonperforming loans and a low level of delinquencies. In addition, our outsized capital generation and robust capital structure, which includes significant trapped capital, allows for continued growth and under the proposed Capital Simplification rules, we expect to release trapped capital which will add to our already strong capital levels. Our balance sheet provides ample liquidity as we have highly liquid assets in our government-backed securities, loans held for sale from our mortgage business, and warehouse loans. Finally, there are abundant sources of additional liquidity, and we believe that our recent branch acquisition and continued growth in our subservicing business provides ample opportunities to generate deposit funding for additional loan growth.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as the estimated fully implemented Basel III capital levels and ratios, tangible book value per share, adjusted net income, and adjusted net income per share. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of the Company.

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

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Nonperforming assets	$37	$54	$83	$139	$182
Tier 1 capital (to adjusted total assets)	1,442	1,256	1,435	1,184	1,281
Allowance for loan losses	(140)	(142)	(187)	(297)	(207)
Tier 1 capital + ALLL	$1,582	$1,398	$1,622	$1,481	$1,488
Nonperforming assets / Tier 1 capital + ALLL	2.4%	3.9%	5.1%	9.5%	12.5%

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

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Total stock holders' equity	$1,399	$1,336	$1,529	$1,373	$1,426
Preferred stock	—	—	267	267	266
Goodwill and intangibles	21	—	—	—	—
Tangible book value	$1,378	$1,336	$1,262	$1,106	$1,160

Number of common shares outstanding	57,321,228	56,824,802	56,483,258	56,332,307	56,138,074
Tangible book value per share	$24.04	$23.50	$22.33	$19.64	$20.66

Adjusted earnings and adjusted diluted earnings per share. The Company believes that adjusted earnings and adjusted earnings per share provides a meaningful representation of its operating performance. Management uses this measure to assess performance of the Company against its peers and evaluate overall performance. The Company believes this non-GAAP financial measure provides useful information for investors, securities analysts and others because it provides a tool to evaluate the Company’s performance on an ongoing basis and compared to its peers.

	Three Months Ended			Year Ended
	December 31, 2017	September 30, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(Dollars in millions)
Net income (loss)	$(45)	$40	$28	$63	$171
Adjustment to remove DOJ adjustment	—	—	—	—	(24)
Tax impact of DOJ adjustment	—	—	—	—	8
Adjustment to remove tax reform impact	80	—	—	80	—
Adjusted net income	$35	$40	$28	$143	$155
Deferred cumulative preferred stock dividends (1)	—	—	—	—	(18)
Adjusted net income applicable to common stockholders	$35	$40	$28	$143	$137

Weighted average diluted common shares	58,311,881	58,186,593	57,824,854	58,178,343	57,597,667
Adjusted diluted earnings per share	$0.60	$0.70	$0.49	$2.47	$2.38

Diluted earnings (loss) per share	$(0.79)	$0.70	$0.49	$1.09	$2.66

(1)
Under the terms of the Series C Preferred Stock, we elected to defer dividends beginning with the February 2012 dividend. In July 2016, we ended the deferral and brought current our previously deferred dividends and redeemed the stock.

Basel III (transitional) to Basel III (fully phased-in) reconciliation. On January 1, 2015, the Basel III rules became effective, subject to transition provisions primarily related to regulatory deductions and adjustments impacting common equity Tier 1 capital and Tier 1 capital. We have transitioned to the Basel III framework beginning in January 2015 and are subject to a phase-in period extending through 2018. Accordingly, the calculations provided below are estimates. These measures are considered to be non-GAAP financial measures because they are not formally defined by GAAP and the Basel III implementation regulations will not be fully phased-in until January 1, 2019. The federal banking regulators have issued a series of new proposals regarding regulatory capital which may freeze or eliminate most of the transitional rules. The regulations are subject to change as clarifying guidance becomes available and the calculations currently include our interpretations of the requirements including informal feedback received through the regulatory process. Other entities may calculate the Basel III ratios differently from ours based on their interpretation of the guidelines. Since analysts and banking regulators may assess our capital adequacy using the Basel III framework, we believe that it is useful to provide investors information enabling them to assess our capital adequacy on the same basis.

Flagstar Bancorp	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets)	Tier 1 Capital (to Risk Weighted Assets)	Total Risk-Based Capital (to Risk-Weighted Assets)
	(Dollars in millions)
December 31, 2017
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in)
Basel III (transitional)	$1,216	$1,442	$1,442	$1,576
Increased deductions related to DTAs, MSRs, and other capital components	(16)	(1)	(1)	(2)
Basel III (fully phased-in) capital	$1,200	$1,441	$1,441	$1,574
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in)
Basel III assets (transitional)	$10,579	$16,951	$10,579	$10,579
Net change in assets	(2)	(1)	(2)	(2)
Basel III (fully phased-in) assets	$10,577	$16,950	$10,577	$10,577
Capital ratios
Basel III (transitional)	11.50%	8.51%	13.63%	14.90%
Basel III (fully phased-in)	11.35%	8.50%	13.62%	14.88%

Flagstar Bank	Common Equity Tier 1 (to Risk Weighted Assets)	Tier 1 Leverage (to Adjusted Tangible Assets)	Tier 1 Capital (to Risk Weighted Assets)	Total Risk-Based Capital (to Risk-Weighted Assets)
	(Dollars in millions)
December 31, 2017
Regulatory capital – Basel III (transitional) to Basel III (fully phased-in)
Basel III (transitional)	$1,531	$1,531	$1,531	$1,664
Increased deductions related to DTAs, MSRs, and other capital components	(1)	(1)	(1)	—
Basel III (fully phased-in) capital	$1,530	$1,530	$1,530	$1,664
Risk-weighted assets – Basel III (transitional) to Basel III (fully phased-in)
Basel III assets (transitional)	$10,589	$16,934	$10,589	$10,589
Net change in assets	(1)	(1)	(1)	(1)
Basel III (fully phased-in) assets	$10,588	$16,933	$10,588	$10,588
Capital ratios
Basel III (transitional)	14.46%	9.04%	14.46%	15.72%
Basel III (fully phased-in)	14.45%	9.04%	14.45%	15.71%

Accounting and Reporting Developments

For further information of recently issued accounting pronouncements and their expected impact on our Consolidated Financial Statements, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards.

Critical Accounting Estimates

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP and reflect general practices within our industry. Our significant accounting policies are described in Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards. Some of our significant accounting policies require complex judgments and estimates to determine values of assets and liabilities. The more judgmental, uncertain and complex estimates are further discussed below. These estimates are based on information available to management as of the date of the Consolidated Financial Statements. Accordingly, as this information changes, future financial statements could reflect different estimates or judgments.

Allowance for Loan Losses

The ALLL represents management’s estimate of probable credit losses inherent in our LHFI portfolio. The ALLL is sensitive to a variety of internal factors, such as the mix and level of loan balances outstanding, TDR volume, net charge-off experience, as well as external factors, such as, property values, the general health of the economy, unemployment rates, bankruptcy filings, peer data, etc. Management considers these variables and all other available information when establishing the final level of the allowance. These variables and others have the ability to result in actual loan losses that differ from the originally estimated amounts.

The ALLL includes a component related to specifically identified TDR and NPL loans and a model based component. For further discussion on the methodologies used in determining our allowance, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards.

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

Model based component

The model-based component of the ALLL is calculated on our consumer and commercial LHFI portfolio by applying average historical loss rates experienced during an identified look back period to outstanding principal balances over an estimated loss emergence period. For portfolios that do not have adequate loss experience and purchased portfolios, we utilize peer loss data in determining the ALLL. The loss emergence period represents the time period between the date at which the loss is estimated to have been incurred and the ultimate realization of that loss (by a charge-off). Estimated loss emergence periods may vary by product and may change over time; management applies judgment in estimating loss emergence periods, using available credit information and trends.

The historical loss model calculation is then adjusted by taking factors into consideration, such as current economic events that have occurred but may not yet be reflected in the historical loss estimates and model imprecision. These adjustments are determined by analyzing the historical loss experience for each major product segment and its underlying credit characteristics. It is difficult to predict whether historical loss experience is indicative of future loss levels, therefore, management applies judgment in making adjustments deemed necessary based on the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the potential impact of payment recasts, changes in concentrations of credit, and other internal or external factor changes. The application of different inputs into the model calculation and the assumptions used by management to adjust the model calculation are subject to significant management judgment and may result in actual loan losses that differ from the originally estimated amounts.

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

The significant assumptions used in the models are independently verified against observable market data where possible. Where observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on our judgment regarding the value that market participants would assign to the asset or liability. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent limitations to any valuation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

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

The following table presents the summary of the fair value of financial instruments recorded at fair value on a recurring basis, and the amounts classified within Level 3 of the fair value hierarchy, which primarily include MSRs, the DOJ settlement liability, and contingent consideration on acquisitions:

	December 31, 2017
	Total Balance	Level 3
	(Dollars in millions)
Assets carried at fair value	$6,495	$319
As a percentage of total assets	38.4%	1.9%
Liabilities carried at fair value	$96	$85
As a percentage of total liabilities	0.6%	0.5%

Imprecision in estimating unobservable market inputs or other factors can affect the amount of gain or loss recorded. Furthermore, while we believe that our valuation methods are appropriate and consistent with those of other market participants, the methods and assumptions used reflect our judgment and may vary across businesses and portfolios.

For further information, see Note 22 - Fair Value Measurements.

MSRs. When we sell mortgage loans in the secondary market, we frequently retain the right to continue to service these loans and earn a servicing fee. At the time the loan is sold on a servicing retained basis, we record the MSR as an asset at its fair value. Determining the fair value of MSRs involves a calculation of the present value of a set of market driven and MSR specific cash flows. MSRs do not trade in an active market with readily observable market prices. However, the market price of

MSRs is generally a function of demand and interest rates. When mortgage interest rates decline, mortgage loan prepayments are expected to increase due to increased refinances. If this happens, the income stream from a MSR portfolio is expected to decline and the fair value of the portfolio will decline. Similarly, when mortgage interest rates increase, mortgage loan prepayments tend to slow and therefore the value of the MSR tends to increase. The fair value of the MSR is also sensitive to market implied interest rate volatility for which an increase has a negative impact on the value of the MSR and a decline has a positive impact on the value of the MSR. Accordingly, we must make assumptions about future interest rates, market implied interest rate volatility and other market conditions in order to estimate the current fair value of our MSR portfolio. In certain circumstances, based on the probability of the completion of a sale of MSRs pursuant to a bona-fide purchase offer, we consider the bid price of that offer and identifiable transaction costs in comparison to the calculated fair value and may adjust the estimate of fair value to reflect the terms of the pending transaction.

On an ongoing basis, we compare our fair value estimates based on both unobservable inputs and market inputs, to an MSR benchmark assumption survey. On a quarterly basis, our MSR valuation is compared to two independent valuations performed by third parties.

DOJ litigation settlement. We elected the fair value option to account for the liability representing the remaining future payments. We use a discounted cash flow model to determine the current fair value. The model utilizes our forecast and considers multiple scenarios and possible outcomes that impact the timing of the additional payments, which are discounted using a risk free rate adjusted for non-performance risk that represents our credit risk. These scenarios are probability weighted, based on our judgment, and consider the view of an independent market participant to estimate the most likely fair value of the liability. For further information, see Note 21 - Legal Proceedings, Contingencies and Commitments.

For further information regarding the valuation of our financial instruments, including those that utilize unobservable inputs, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards and Note 22 - Fair Value Measurements. For further information and sensitivities related to the valuation of our MSR asset, see Note 10 - Mortgage Servicing Rights and Note 22 - Fair Value Measurements. For further information regarding the valuation of our DOJ liability, see Note 21 - Legal Proceedings, Contingencies and Commitments and Note 22 - Fair Value Measurements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion regarding our management of market risk is included in "Market Risk" in this report in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flagstar Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
March 12, 2018

We have served as the Company’s auditor since 2015.

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	December 31,
	2017	2016
Assets
Cash	$122	$84
Interest-earning deposits	82	74
Total cash and cash equivalents	204	158
Investment securities available-for-sale	1,853	1,480
Investment securities held-to-maturity	939	1,093
Loans held-for-sale ($4,300 and $3,145 measured at fair value, respectively)	4,321	3,177
Loans held-for-investment ($12 and $72 measured at fair value, respectively)	7,713	6,065
Loans with government guarantees	271	365
Less: allowance for loan losses	(140)	(142)
Total loans held-for-investment and loans with government guarantees, net	7,844	6,288
Mortgage servicing rights	291	335
Net deferred tax asset	136	286
Federal Home Loan Bank stock	303	180
Premises and equipment, net	330	275
Other assets	691	781
Total assets	$16,912	$14,053
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$2,049	$2,077
Interest bearing deposits	6,885	6,723
Total deposits	8,934	8,800
Short-term Federal Home Loan Bank advances	4,260	1,780
Long-term Federal Home Loan Bank advances	1,405	1,200
Other long-term debt	494	493
Representation and warranty reserve	15	27
Other liabilities ($60 and $60 measured at fair value, respectively)	405	417
Total liabilities	15,513	12,717
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 and 70,000,000 shares authorized; 57,321,228 and 56,824,802 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,512	1,503
Accumulated other comprehensive (loss) income	(16)	(7)
Accumulated deficit	(98)	(161)
Total stockholders’ equity	1,399	1,336
Total liabilities and stockholders’ equity	$16,912	$14,053

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In millions, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Interest Income
Loans	$446	$348	$295
Investment securities	80	68	59
Interest-earning deposits and other	1	1	1
Total interest income	527	417	355
Interest Expense
Deposits	52	46	42
Short-term Federal Home Loan Bank advances and other	36	5	1
Long-term Federal Home Loan Bank advances	24	27	18
Other long-term debt	25	16	7
Total interest expense	137	94	68
Net interest income	390	323	287
Provision (benefit) for loan losses	6	(8)	(19)
Net interest income after provision (benefit) for loan losses	384	331	306
Noninterest Income
Net gain on loan sales	268	316	288
Loan fees and charges	82	76	67
Deposit fees and charges	18	22	25
Loan administration income	21	18	26
Net return (loss) on mortgage servicing rights	22	(26)	28
Representation and warranty benefit	13	19	19
Other noninterest income	46	62	17
Total noninterest income	470	487	470
Noninterest Expense
Compensation and benefits	299	269	237
Commissions	72	55	39
Occupancy and equipment	103	85	81
Loan processing expense	57	55	52
Legal and professional expense	30	29	36
Other noninterest expense	82	67	91
Total noninterest expense	643	560	536
Income before income taxes	211	258	240
Provision for income taxes	148	87	82
Net income	$63	$171	$158
Net income per share
Basic	$1.11	$2.71	$2.27
Diluted	$1.09	$2.66	$2.24
Weighted average shares outstanding
Basic	57,093,868	56,569,307	56,426,977
Diluted	58,178,343	57,597,667	57,164,523

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	For the Years Ended December 31,
	2017	2016	2015
Net income	$63	$171	$158
Other comprehensive income (loss), net of tax
Investment securities	(10)	(13)	(3)
Derivatives and hedging activities	1	4	(3)
Other comprehensive income (loss), net of tax	(9)	(9)	(6)
Comprehensive income	$54	$162	$152

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except share data)

	Preferred Stock		Common Stock
	Number of Shares Outstanding	Amount of Preferred Stock	Number of Shares Outstanding	Amount of Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2014	266,657	$267	56,332,307	$1	$1,482	$8	$(385)	$1,373
Net income	—	—	—	—	—	—	158	158
Total other comprehensive income (loss)	—	—		—	—	(6)	—	(6)
Accretion of preferred stock	—	—	150,951	—	3	—	—	3
Stock-based compensation	—	—	—	—	1	—	—	1
Balance at December 31, 2015	266,657	$267	56,483,258	$1	$1,486	$2	$(227)	$1,529
Net income	—	$—	—	$—	$—	$—	$171	$171
Total other comprehensive income (loss)	—	—	—	—	—	(9)	—	(9)
Preferred stock redemption	(266,657)	(267)	—	—	—	—	—	(267)
Dividends on preferred stock	—	—	—	—	—	—	(105)	(105)
Warrant exercise	—	—	—	—	6	—	—	6
Stock-based compensation	—	—	341,544	—	11	—	—	11
Balance at December 31, 2016	—	$—	56,824,802	$1	$1,503	$(7)	$(161)	$1,336
Net income	—	$—	—	$—	$—	$—	$63	$63
Total other comprehensive income (loss)	—	—	—	—	—	(9)	—	(9)
Shares issued from Employee Stock Purchase Plan	—	—	48,032	—	—	—	—	—
Warrant exercise	—	—	154,313	—	4	—	—	4
Stock-based compensation	—	—	294,081	—	5	—	—	5
Balance at December 31, 2017	—	$—	57,321,228	$1	$1,512	$(16)	$(98)	$1,399

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2017	2016	2015
Operating Activities
Net income (loss)	$63	$171	$158
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	40	32	24
Representation and warranty (benefit)	(13)	(19)	(19)
Provision (benefit) for loan losses	6	(8)	(19)
Changes in valuation allowance on DTAs	—	2	11
Net gain on loan and asset sales	(268)	(314)	(288)
Proceeds from sales of HFS	9,245	16,168	18,467
Origination, premium paid and purchase of loans, net of principal repayments	(34,235)	(32,295)	(28,008)
Change in fair value and other non-cash changes	(280)	(168)	(132)
Net change in:
Accrued interest receivable	(11)	(1)	(8)
Deferred income taxes	150	76	67
Other assets, excludes purchase of other investments	54	(59)	211
Other liabilities	(42)	55	(11)
Net cash (used in) operating activities	$(25,291)	$(16,360)	$(9,547)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	$24,646	$17,422	$9,098
Collection of principal on investment securities AFS	218	187	218
Purchase of investment securities AFS and other	(904)	(680)	(1,148)
Collection of principal on investment securities HTM	154	190	85
Purchase of investment securities HTM and other	—	(15)	(217)
Proceeds received from the sale of LHFI	104	229	946
Net origination, purchase, and principal repayments of LHFI	(1,760)	(1,054)	(3,106)
Purchase of bank owned life insurance	(50)	(85)	(175)
Net purchase of FHLB stock	(123)	(10)	(15)
Acquisition of premises and equipment, net of proceeds	(97)	(52)	(46)
Proceeds from the sale of MSRs	309	69	245
Other, net	$(3)	$—	$—
Net cash provided by investing activities	$22,494	$16,201	$5,885
Financing Activities
Net change in deposit accounts	$134	$866	$866
Net change in short term FHLB borrowings and other short-term debt	2,480	(336)	1,902
Proceeds from increases in FHLB long-term advances and other debt	255	445	1,500
Repayment of long-term FHLB advances	(50)	(425)	(375)
Repayment of trust preferred securities and long-term debt	—	—	(88)
Net receipt of payments of loans serviced for others	22	(64)	(76)
Preferred stock dividends	—	(105)	—
Redemption of preferred stock	—	(267)	—
Net receipt (disbursement) of escrow payments	3	(5)	5
Other	(1)	—	—
Net cash provided by financing activities	$2,843	$109	$3,734
Net increase (decrease) in cash and cash equivalents	46	(50)	72
Beginning cash and cash equivalents	158	208	136
Ending cash and cash equivalents	$204	$158	$208
Supplemental disclosure of cash flow information
Interest paid on deposits and other borrowings	$136	$112	$58
Income tax payments	$5	$7	$6
Non-cash reclassification of investment securities AFS to HTM	$—	$—	$1,112
Non-cash reclassification of LHFI to LHFS	$131	$1,331	$1,140
Non-cash reclassification of mortgage loans HFS to HFI	$1	$2	$30
Non-cash reclassification of mortgage LHFS to AFS securities	$24,345	$17,130	$8,853
Non-cash reclassification of loans with government guarantees to other assets	$—	$—	$373
MSRs resulting from sale or securitization of loans	$288	$228	$260
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 1 — Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Flagstar Bancorp, Inc., is a savings and loan holding company founded in 1993. The Company's business is primarily conducted through its principal subsidiary, Flagstar Bank, FSB (the "Bank"), a federally chartered stock savings bank founded in 1987. We are one of the largest banks headquartered in Michigan. When we refer to "Flagstar", "the Company", "we", "our", or "us," we mean Flagstar Bancorp, Inc. and our consolidated subsidiaries.

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

Investment Securities

We measure securities classified as AFS at fair value, with unrealized gains and losses, net of tax, included in other comprehensive income (loss) in stockholders’ equity. We recognize realized gains and losses on AFS securities when securities are sold. The cost of securities sold is based on the specific identification method. Any gains or losses realized upon the sale of a security are reported in other noninterest income in the Consolidated Statements of Operations. The fair value of investment securities is based on observable market prices, when available. If observable market prices are not available, our valuations are based on alternative methods, including: quotes for similar fixed-income securities, matrix pricing, or discounted cash flow methods. The fair values, obtained through an independent third party utilizing a pricing service, are compared to independent pricing sources on a quarterly basis. For further information, see Note 2 - Investment Securities and Note 22 - Fair Value Measurements.

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

We evaluate AFS and HTM investment securities for OTTI on a quarterly basis. An OTTI is considered to have occurred when the fair value of a debt security is below its amortized costs and we (1) have the intent to sell the security, (2) will more likely than not be required to sell the security before recovery of its amortized cost, or (3) does not expect to recover the entire amortized cost basis of the security. Investments that have an OTTI are written down through a charge to earnings for the amount representing the credit loss on the security. Gains and losses related to all other factors are recognized in other

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

comprehensive income (loss). For the years ended December 31, 2015 through December 31, 2017, we did not recognize any OTTI losses.

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

Loans Held-for-Sale

We classify loans as LHFS when we originate or purchase loans that we intend to sell. We have elected the fair value option for the majority of our LHFS. We estimate the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral. LHFS that are recorded at lower of cost or fair value may be carried at fair value on a nonrecurring basis when the fair value is less than cost. For further information, see Note 22 - Fair Value Measurements.

Loans that are transferred into the LHFS portfolio from the LHFI portfolio, due to a change in intent, are recorded at the lower of cost or fair value. Gains or losses recognized upon the sale of loans are determined using the specific identification method.

Loans Held-for-Investment

We classify loans that we have the intent and ability to hold for the foreseeable future or until maturity as LHFI. Loans held-for-investment are reported at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs. Premiums and discounts on purchased loans and non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, are deferred and recognized over the estimated lives of the related loans as an adjustment to the loans’ effective yield, which is included in interest income on loans in the Consolidated Statements of Operations.

Loans originally classified as LHFS, for which we have elected the fair value option, and subsequently transferred to LHFI continue to be measured and reported at fair value on a recurring basis. Changes in fair value are recorded to other noninterest income on the Consolidated Statements of Operations. The fair value of these loans is determined using the same methods described above for LHFS. For further information, see Note 22 - Fair Value Measurements.

When loans originally classified as LHFS or as LHFI are reclassified due to a change in intent or ability to hold, cash flows associated with the loans are classified in the Consolidated Statements of Cash Flows as operating or investing, as appropriate, in accordance with the initial classification of the loans.

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

Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement or when any portion of principal or interest is 90 days past due. This classification includes both performing and nonperforming modified loans. For further information, see Note 4 - Loans Held-for-Investment.

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

Consumer loans secured by real estate are charged-off to the estimated fair value of the collateral when a loss is confirmed or at 180 days past due, whichever is sooner. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure or receipt of an asset valuation indicating a collateral deficiency and the asset is the sole source of repayment. For consumer loans not secured by real estate, the charge-off is taken upon the earlier of the confirmation of a loss or 120 days past due.

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

Transfers of Financial Assets

Our recognition of gain or loss on the sale of loans for which we surrender control is accounted for as a sale to the extent that 1) the transferred assets are legally isolated from us or our consolidated affiliates, even in bankruptcy or other receivership, 2) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to the Company, and 3) we do not maintain the obligation or unilateral ability to reclaim or repurchase the assets. If the sale criteria are met, the transferred financial assets are removed from the Consolidated Statements of Financial Condition and a gain or loss on sale is recognized.

Variable Interest Entities

An entity that has a controlling financial interest in a variable interest entity ("VIE") is referred to as the primary beneficiary and consolidates the VIE. An entity is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For further information, see Note 7 - Variable Interest Entities.

Repossessed Assets

Repossessed assets include one-to-four family residential property, commercial property and one-to-four family homes under construction that were acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure. Repossessed assets are initially recorded in other assets at the estimated fair value of the collateral less estimated costs to sell. Losses arising from the initial acquisition of such properties are charged against the ALLL at the time of transfer. Subsequent valuation adjustments to reflect fair value, as well as gains and losses on disposal of these properties, are charged to other noninterest expense within noninterest expense in the Consolidated Statements of Operations as incurred. For further information, see Note 6 - Repossessed Assets and Note 22 - Fair Value Measurements.

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

Mortgage Servicing Rights

We purchase and originate mortgage loans for sale to the secondary market and sell the loans on either a servicing-retained or servicing-released basis. If we retain the right to service the loan, an MSR is created at the time of sale which is recorded at fair value. We use an internal valuation model that utilizes an option-adjusted spread and other assumptions to

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

determine the fair value of MSRs which include anticipated prepayment speeds (also known as the constant prepayment rate), product type (i.e., conventional, government, balloon), fixed or adjustable rate of interest, interest rate, term (i.e., 15 or 30 years), servicing costs per loan, discount rate and estimate of ancillary income such as late fees and prepayment fees.
Management obtains third-party valuations of the MSR portfolio on a quarterly basis from independent valuation services to assess the reasonableness of the fair value calculated by our internal valuation model. Changes in the fair value of our mortgage servicing rights are reported on the Consolidated Statements of Operations in net return on mortgage servicing. For further information, see Note 10 - Mortgage Servicing Rights and Note 22 - Fair Value Measurements.

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

Servicing Fee Income

Servicing fee income, late fees and ancillary fees received on loans for which we own the MSR, are included in the net return on mortgage servicing asset line of the Consolidated Statements of Operations. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. Subservicing fees, which are included in loan administration income on the Consolidated Statements of Operations are based on a contractual monthly amount per loan including late fees and other ancillary income.

Derivatives

We utilize derivative instruments to manage the fair value changes in our MSRs, interest rate lock commitments and LHFS portfolio which are exposed to price and interest rate risk, facilitate asset/liability management, minimize the variability of future cash flows on long-term debt, and to meet the needs of our customers. All derivatives are recognized on the Consolidated Statements of Financial Condition as other assets and liabilities, as applicable, at their estimated fair value. For those derivatives designated as qualified cash flow hedges, changes in the fair value of the derivatives, to the extent effective as a hedge, are recorded in accumulated other comprehensive income, net of income taxes, and reclassified into earnings concurrently with the earnings of the hedged item. For derivative instruments designated as qualified fair value hedges, which are used to hedge the exposure of fair value changes of an asset or liability attributable to a particular risk, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For all other derivatives, changes in the fair value of the derivative are recognized immediately in earnings. A majority of these derivatives are subject to master netting agreements and cleared through a Central Counterparty Clearing House, which mitigates non-performance risk with counterparties and enables us to settle activity on a net basis.

We use interest rate swaps, swaptions, futures, and forward loan sale commitments to mitigate the impact of fluctuations in interest rates and interest rate volatility on the fair value of the MSRs. These derivatives are not designated as qualifying hedges. Accordingly, changes in their fair value are reflected in current period earnings under the net return on mortgage servicing asset. These derivatives are valued based on quoted prices for similar assets in an active market with inputs that are observable.

We also enter into various derivative agreements with customers and correspondents in the form of interest-rate lock commitments and forward purchase contracts which are commitments to originate or purchase mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The derivatives are valued using internal models that utilize market interest rates and other unobservable inputs. Changes in the fair value of these commitments due to fluctuations in interest rates that are to be originated to our LHFS portfolio are economically hedged through the use of forward loan sale commitments of MBS. The gains and losses arising from this derivative activity are reflected in current period earnings under the net gain on loan sales. Interest rate lock commitments are valued using internal models with significant unobservable market parameters. Forward loan sale commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable.

At certain times we may also enter into various derivative agreements with correspondents in the form of forward purchase contracts at the time the correspondent customer enters into an interest-rate lock commitment. The derivatives are valued using internal models that utilize market interest rates and other unobservable inputs.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

We utilize interest rate swaps to hedge the forecasted cash flows from our underlying variable-rate FHLB advances and forecasted FHLB advances in qualifying cash flow hedge accounting relationships. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statement of Financial Condition and reclassified into interest expense concurrently with the interest expense on the debt. Interest rate swaps are valued based on quoted prices for similar assets in an active market with inputs that are observable. These hedges are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. For forecasted FHLB advances being hedged, we evaluate the likelihood of the transaction occurring based on the current facts and circumstances each reporting period to ensure the hedge relationship still qualifies for hedge accounting. If we de-designate a hedge relationship or determine that an interest rate swap no longer qualifies for hedge accounting changes in fair value are no longer recorded in other comprehensive income. If the hedged item remains probable to occur, the effective amounts previously recorded in other comprehensive income are recognized in earnings over the remaining life of the hedged item as an adjustment to yield.

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

For additional information regarding the accounting for derivatives, see Note 11 - Derivative Financial Instruments and for additional information on recurring fair value disclosures, see Note 22 - Fair Value Measurements.

Income Taxes

We evaluate two components of income tax expense: current and deferred. Current income tax expense represents our estimated taxes to be paid or refunded for the current period. Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. DTAs and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on DTAs and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. We evaluate our DTAs to determine if, based on all available evidence, it is more likely than not that they will be realized. If it is determined that it is more likely than not that the deferred taxes will not be realized, we establish a valuation allowance. For further information, see Note 19 - Income Taxes.

Representation and Warranty Reserve

When we sell mortgage loans into the secondary mortgage market, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. For eligible loans sold to the Agencies after December 31, 2014, these representations and warranties generally expire after 36 months. Typically, all other representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan, pay a fee or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loan. Upon the sale of a loan, the Company recognizes a liability for that guarantee at its fair value as a reduction of our net gain on loan sales. Subsequent to the sale, the liability is re-measured on an ongoing basis based upon an estimate of probable future losses. In each case, these estimates are based on our most recent data including loss severity on repurchased and indemnified loans, repurchase requests and other

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

factors. Changes to our previous estimates are recorded in the representation and warranty (provision) benefit in the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are expensed in the period they are incurred and are included as part of other noninterest expense in the Consolidated Statements of Operations. Advertising expenses totaled $16 million, $11 million, and $9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options and restricted stock units, are classified as equity with expenses being recognized in compensation and benefits in the Consolidated Statements of Operations based on their fair values. The amount of compensation is measured at the grant date and is expensed over the requisite service period, which is normally the vesting period, and for the year ended December 31, 2017, any forfeitures were recognized as they occurred. In addition to share-based payments to employees, the discount provided to employees through the Employee Stock Purchase Plan is also recognized as stock-based compensation. For further information, see Note 18 - Stock-Based Compensation.

Department of Justice Litigation Settlement

The executed settlement agreement with the DOJ representing the obligation to make future additional payments establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability. We have elected the fair value option to account for this financial liability included in other liabilities on the Consolidated Financial Statements. For additional information on the valuation of the DOJ litigation settlement, see Note 22 - Fair Value Measurements.

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

Accounting Standards Issued But Not Yet Adopted

The following ASUs have been issued and are expected to result in a significant change to our significant accounting policies and/or have a significant financial impact:

Derivatives and Hedging - In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments were designed to more closely align hedge accounting requirements with users’ risk management strategies. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company has early adopted this ASU during the first quarter of 2018. The guidance provides a broader range of hedge accounting opportunities and simplifies documentation requirements for our existing cash flow hedge relationships. In conjunction with adoption of this ASU, the Company elected to transfer $144 million of investment securities from HTM to AFS during the first quarter of 2018, as permitted by the standard.

Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU alters the current method for recognizing credit losses. Currently, an institution uses the incurred loss method, whereas the new guidance requires financial assets to be presented at the net amount expected to be collected (i.e., net of expected credit

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

losses). The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. We have established an internal steering committee to lead the implementation efforts. The steering committee is in the process of evaluating control and process framework, data, model, and resource requirements and areas where modifications will be required. We are currently evaluating the impact adoption of the guidance will have on our Consolidated Financial Statements, and highlight that any impact will be contingent upon the underlying characteristics of the affected portfolio and macroeconomic and internal forecasts at adoption date.

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Section A - Leases: Amendments to the FASB Accounting Standards Codification, Section B - Conforming Amendments Related to Leases: Amendment to the FASB Accounting Standards Codification, Section C - Background Information and Basis For Conclusions. Lessees will need to recognize substantially all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective retrospectively for fiscal years beginning after December 15, 2018 and early adoption is permitted. The guidance in ASU 2016-02 supersedes Topic 840, Leases. Upon adoption and implementation, we expect to gross up assets and liabilities due to the recognition of lease liabilities and right-of-use assets associated with the underlying lease contracts. While we do not expect the adoption of the guidance to have a material impact on our Consolidated Statements of Operations given our current inventory of leases, review is ongoing and we will continue to evaluate the impact to the Consolidated Statements of Financial Condition and to capital.

Revenue from Contracts with Customers - In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration in exchange for those goods or services. The FASB continued to release new accounting guidance related to the adoption of this standard which was also evaluated during the implementation process. We will implement the revenue recognition guidance in the first quarter of 2018 utilizing the cumulative-effect approach at the date of adoption with no restatement of comparative periods presented. Lease contracts and financial instruments, which include loans and securities, are excluded from the scope of this standard. We have determined the amount of in scope revenue, which primarily relates to deposit account fees, asset management fees and certain commissions, to be less than 3 percent of total revenue. The recognition of revenue for in scope items is not anticipated to have a material impact on the financial statements or the associated disclosures.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following ASUs have been issued and are not expected to have a material impact on our Consolidated Financial Statements and/or significant accounting policies:

Standard	Description	Effective Date
ASU 2018-02	Income Statement-Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019
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
January 1, 2018
ASU 2017-04	Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 1, 2020
ASU 2017-01	Business Combinations (Topic 805): Clarifying the Definition of a Business	January 1, 2018
ASU 2016-18	Statement of Cash Flows (Topic 230): Restricted Cash	January 1, 2018
ASU 2016-16	Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
ASU 2016-15	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
ASU 2016-04	Liabilities - Extinguishment of Liabilities (Subtopic 504-20): Recognition of Breakage for Certain Prepaid Stored-Value Products	January 1, 2018
ASU 2016-01	Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018

Note 2 — Investment Securities

The following table presents our investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
December 31, 2017
Available-for-sale securities
Agency - Commercial	$1,004	$—	$(17)	$987
Agency - Residential	811	—	(17)	794
Municipal obligations	35	—	(1)	34
Corporate debt obligations	37	1	—	38
Total available-for-sale securities (1)	$1,887	$1	$(35)	$1,853
Held-to-maturity securities
Agency - Commercial	$526	$—	$(9)	$517
Agency - Residential	413	—	(6)	407
Total held-to-maturity securities (1)	$939	$—	$(15)	$924
December 31, 2016
Available-for-sale securities
Agency - Commercial	$551	$2	$(5)	$548
Agency - Residential	913	1	(16)	898
Municipal obligations	34	—	—	34
Total available-for-sale securities (1)	$1,498	$3	$(21)	$1,480
Held-to-maturity securities
Agency - Commercial	$595	$—	$(6)	$589
Agency - Residential	498	1	(4)	495
Total held-to-maturity securities (1)	$1,093	$1	$(10)	$1,084

(1)	There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at December 31, 2017 or December 31, 2016.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Management evaluates our securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers our ability and intent to hold securities to recover current market losses. During the years ended December 31, 2017, 2016 and 2015, we had no OTTI.

Available-for-sale securities

We purchased $904 million of AFS securities, which included U.S. government sponsored agency MBS, corporate debt obligations, and municipal obligations, during the year ended December 31, 2017. We purchased $680 million of AFS securities, which included U.S. government sponsored agency MBS and municipal obligations during the year ended December 31, 2016.

During the year ended December 31, 2017, we sold $289 million of U.S. government sponsored agency securities, which resulted in a gain of $3 million. During the year ended December 31, 2016, we sold $291 million of U.S. government sponsored agency securities, which resulted in a gain of $4 million, compared to $170 million of U.S. government sponsored agencies, which resulted in a gain of $3 million during the year ended December 31, 2015.

Held-to-maturity securities

There were no purchases of HTM securities during the year ended December 31, 2017. We purchased $15 million of HTM securities, which included U.S. government sponsored agency MBS during the year ended December 31, 2016. We purchased $217 million of HTM securities, which included agency-collateralized mortgage obligations during the year ended December 31, 2015. We had no sales of HTM securities during the years ending December 31, 2017, 2016 and 2015, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table summarizes, by duration, the unrealized loss positions on investment securities:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
December 31, 2017
Available-for-sale securities
Agency - Commercial	$218	20	$(7)	$744	41	$(11)
Agency - Residential	452	36	(14)	263	33	(3)
Municipal obligations	6	3	—	22	9	—
Corporate debt obligations	—	—	—	3	1	—
Held-to-maturity securities
Agency - Commercial	$348	25	$(8)	$99	8	$(1)
Agency - Residential	111	16	(3)	293	43	(3)
December 31, 2016
Available-for-sale securities
Agency - Commercial	$6	1	$—	$345	29	$(5)
Agency - Residential	—	—	—	748	55	(16)
Municipal obligations	—	—	—	17	8	—
Held-to-maturity securities
Agency - Commercial	$—	—	$—	$528	34	$(6)
Agency - Residential	—	—	—	385	43	(4)

The following shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-Maturity
	Amortized Cost	Fair Value	Weighted-Average Yield	Amortized Cost	Fair Value	Weighted-Average Yield
	(Dollars in millions)
December 31, 2017
Due after one year through five years	10	10	2.58%	35	35	2.48%
Due after five years through 10 years	45	46	4.85%	26	26	2.52%
Due after 10 years	1,832	1,797	2.40%	878	863	2.44%
Total	$1,887	$1,853		$939	$924

We pledge investment securities, primarily municipal taxable and agency collateralized mortgage obligations, to collateralize lines of credit and/or borrowings. We had pledged investment securities of $2.0 billion, $879 million, and $14 million at December 31, 2017, 2016 and 2015, respectively.

Note 3 — Loans Held-for-Sale

The majority of our mortgage loans originated as LHFS are sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label mortgage-backed securities. At December 31, 2017 and 2016, LHFS totaled $4.3 billion and $3.2 billion, respectively. For the years ended December 31, 2017, 2016 and 2015, we had net gains on loan sales associated with LHFS of $267 million, $301 million, and $288 million, respectively.

At December 31, 2017 and 2016, $21 million and $32 million, respectively, of LHFS were recorded at lower of cost or fair value. The remainder of the loans in the portfolio are recorded at fair value as we have elected the fair value option.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 4 — Loans Held-for-Investment

The following table presents our Loans-held-for-investment:

	December 31, 2017	December 31, 2016
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,754	$2,327
Home Equity	664	443
Other	25	28
Total consumer loans	3,443	2,798
Commercial loans
Commercial real estate (1)	1,932	1,261
Commercial and industrial	1,196	769
Warehouse lending	1,142	1,237
Total commercial loans	4,270	3,267
Total loans held-for-investment	$7,713	$6,065

(1)	Includes NBV of $307 million and $244 million of owner occupied commercial real estate loans at December 31, 2017 and December 31, 2016, respectively.

During the year ended December 31, 2017, we sold performing and nonperforming consumer loans, with UPB of $127 million, of which $25 million were nonperforming. Upon a change in our intent, the loans were transferred to LHFS and subsequently sold resulting in a gain on sale of $2 million which is recorded in net gain on loan sales on the Consolidated Statements of Operations.

During the year ended December 31, 2016, we sold performing residential first mortgage loans with UPB of $1.2 billion. Upon a change of our intent, the loans were transferred to LHFS and subsequently sold resulting in a net gain of $14 million which is recorded in net gain on loan sales on the Consolidated Statements of Operations.

In addition, during the year ended December 31, 2016, we sold nonperforming, TDR and non-agency loans with a UPB of $110 million. Upon a change of our intent, the loans were transferred to LHFS and subsequently sold resulting in a loss of $2 million which is recorded in net gain on sale of assets on the Consolidated Statements of Operations.

During the year ended December 31, 2015, we sold performing and nonperforming residential first mortgage loans with UPB totaling $1.0 billion, of which $436 million were nonperforming. Upon a change in our intent, the loans were transferred to LHFS and subsequently sold resulting in a gain on sale of $1 million, which is recorded in net gain on sale of assets on the Consolidated Statements of Operations.

During the year ended December 31, 2017, we purchased residential first mortgage loans with UPB of $8 million and HELOC loans with a UPB of $250 million. A premium of $9 million was associated with these loan purchases. During the year ended December 31, 2016, we purchased jumbo residential first mortgage loans with a UPB of $175 million and a premium of $1 million. During the year ended December 31, 2015, we purchased $197 million of HELOC loans with a premium of $7 million. None of the loans were impaired.

We have pledged certain LHFI, LHFS, and loans with government guarantees to collateralize lines of credit and/or borrowings with the FRB of Chicago and the FHLB of Indianapolis. At December 31, 2017 and 2016, we pledged $7.1 billion and $5.3 billion, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table presents changes in ALLL, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Year Ended December 31, 2017
Beginning balance ALLL	$65	$24	$1	$28	$17	$7	$142
Charge-offs (2)	(8)	(3)	(2)	(1)	—	—	(14)
Recoveries	1	2	1	1	1	—	6
Provision (benefit)	(11)	(1)	1	17	1	(1)	6
Ending balance ALLL	$47	$22	$1	$45	$19	$6	$140
Year Ended December 31, 2016
Beginning balance ALLL	$116	$32	$2	$18	$13	$6	$187
Charge-offs (2)	(29)	(4)	(3)	—	—	—	(36)
Recoveries	2	—	3	1	—	—	6
Provision (benefit) (3)	(24)	(4)	(1)	9	4	1	(15)
Ending balance ALLL	$65	$24	$1	$28	$17	$7	$142
Year Ended December 31, 2015
Beginning balance ALLL	$234	$31	$1	$17	$11	$3	$297
Charge-offs	(87)	(7)	(4)	—	(3)	—	(101)
Recoveries	3	2	3	2	—	—	10
Provision (benefit)	(34)	6	2	(1)	5	3	(19)
Ending balance ALLL	$116	$32	$2	$18	$13	$6	$187

(1)	Includes allowance and charge-offs related to loans with government guarantees.

(2)
Includes charge-offs of $1 million, $8 million and $69 million related to the transfer and subsequent sale of loans during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Also includes charge-offs related to loans with government guarantees of $4 million, $14 million, and $3 million during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

(3)
Does not include $7 million for provision expense for loan losses recorded in the Consolidated Statements of Operations to reserve for repossessed loans with government guarantees at December 31, 2016.

The following table sets forth the method of evaluation, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
December 31, 2017
Loans held-for-investment (2)
Individually evaluated	$34	$27	$—	$—	$—	$—	$61
Collectively evaluated	2,712	633	25	1,932	1,196	1,142	$7,640
Total loans	$2,746	$660	$25	$1,932	$1,196	$1,142	$7,701
Allowance for loan losses (2)
Individually evaluated	$6	$10	$—	$—	$—	$—	$16
Collectively evaluated	41	12	1	45	19	6	124
Total allowance for loan losses	$47	$22	$1	$45	$19	$6	$140
December 31, 2016
Loans held-for-investment (2)
Individually evaluated	$46	$29	$—	$—	$—	$—	$75
Collectively evaluated	2,274	349	28	1,261	769	1,237	$5,918
Total loans	$2,320	$378	$28	$1,261	$769	$1,237	$5,993
Allowance for loan losses (2)
Individually evaluated	$5	$8	$—	$—	$—	$—	$13
Collectively evaluated	60	16	1	28	17	7	$129
Total allowance for loan losses	$65	$24	$1	$28	$17	$7	$142

(1)	Includes allowance related to loans with government guarantees.

(2)	Excludes loans carried under the fair value option.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table sets forth the LHFI aging analysis of past due and current loans (for further information on our policy past due and impaired loans, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI
	(Dollars in millions)
December 31, 2017
Consumer loans
Residential first mortgage	$2	$2	$23	$27	$2,727	$2,754
Home equity	1	—	6	7	657	664
Other	—	—	—	—	25	25
Total consumer loans	3	2	29	34	3,409	3,443
Commercial loans
Commercial real estate	—	—	—	—	1,932	1,932
Commercial and industrial	—	—	—	—	1,196	1,196
Warehouse lending	—	—	—	—	1,142	1,142
Total commercial loans	—	—	—	—	4,270	4,270
Total loans (2)	$3	$2	$29	$34	$7,679	$7,713
December 31, 2016
Consumer loans
Residential first mortgage	$6	$—	$29	$35	$2,292	$2,327
Home equity	1	2	11	14	429	443
Other	1	—	—	1	27	28
Total consumer loans	8	2	40	50	2,748	2,798
Commercial loans
Commercial real estate	—	—	—	—	1,261	1,261
Commercial and industrial	—	—	—	—	769	769
Warehouse lending	—	—	—	—	1,237	1,237
Total commercial loans	—	—	—	—	3,267	3,267
Total loans (2)	$8	$2	$40	$50	$6,015	$6,065

(1)	Includes less than 90 days past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

(2)	Includes $4 million and $13 million of loans 90 days or greater past due accounted for under the fair value option at December 31, 2017 and 2016, respectively.

Interest that would have been accrued on impaired loans totaled approximately $1 million, $2 million and $6 million during the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, we had no loans 90 days or greater past due and still accruing interest.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Troubled Debt Restructurings

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
December 31, 2017
Consumer loans (1)
Residential first mortgage	$19	$12	$31
Home equity	24	4	28
Total TDRs (2)	$43	$16	$59
December 31, 2016
Consumer loans (1)
Residential first mortgage	$22	$11	$33
Home equity	45	7	52
Total TDRs (2)	$67	$18	$85

(1)	The ALLL on consumer TDR loans totaled $13 million and $9 million at December 31, 2017 and 2016, respectively.

(2)	Includes $3 million and $25 million of TDR loans accounted for under the fair value option at December 31, 2017 and 2016, respectively.

The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
	(Dollars in millions)
Year Ended December 31, 2017
Residential first mortgages	16	$4	$4	$—
Home equity (2)(3)	82	6	5	(1)
Total TDR loans	98	$10	$9	$(1)
Year Ended December 31, 2016
Residential first mortgages	23	$4	$5	$—
Home equity (2)(3)	143	9	8	—
Commercial & Industrial	1	2	1	—
Total TDR loans	167	$15	$14	$—
Year Ended December 31, 2015
Residential first mortgages	325	$81	$80	$(2)
Home equity (2)(3)	370	21	18	—
Other consumer	3	—	—	—
Total TDR loans	698	$102	$98	$(2)

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	Home equity post-modification UPB reflects write downs.

(3)	Includes loans carried at fair value option.

The following table provides a summary of newly modified TDRs in the past 12 months that have been subsequently defaulted during the years ended December 31, 2017, 2016 and 2015. The UPB associated with the TDRs in each portfolio and in the aggregate was less than $1 million for all years presented. There was no increase or decrease in the allowance associated with these TDRs at subsequent default. All TDRs within consumer and commercial loan portfolios are considered subsequently defaulted when greater than 90 days past due. Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date:

	Years Ended December 31,
	2017	2016	2015
	Number of Accounts
Residential first mortgages	1	1	3
Home equity (1)	0	7	5
Total TDR loans	1	8	8

(1)	HELOC post-modification UPB reflects write downs.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Impaired Loans

The following table presents individually evaluated impaired loans and the associated allowance:

	December 31, 2017			December 31, 2016
	Recorded Investment	Net Unpaid Principal Balance	Related Allowance	Recorded Investment	Net Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage	$11	$12	$—	$6	$6	$—
Total loans with no related allowance recorded	$11	$12	$—	$6	$6	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$22	$22	$6	$40	$40	$5
Home equity	24	27	10	29	29	8
Total loans with an allowance recorded	$46	$49	$16	$69	$69	$13
Total impaired loans
Consumer loans
Residential first mortgage	$33	$34	$6	$46	$46	$5
Home equity	24	27	10	29	29	8
Total impaired loans	$57	$61	$16	$75	$75	$13

The following table presents average impaired loans and the interest income recognized:

	For the Years Ended December 31,
	2017		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$38	$1	$52	$1	$150	$5
Home equity	28	1	30	2	39	—
Commercial loans
Commercial and industrial	—	—	2	—	2	—
Total impaired loans	$66	$2	$84	$3	$191	$5

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

Doubtful. An asset classified as doubtful has all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. A doubtful asset has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification as loss is deferred. Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity. Pending events can include mergers, acquisitions, liquidations, capital injections, the perfection of liens on additional collateral, the valuation of collateral, and refinancing. Generally, pending events should be resolved within a relatively short period and the ratings will be adjusted based on the new information. Due to the high probability of loss, doubtful assets are placed on non-accrual.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	December 31, 2017
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential First Mortgage	$2,706	$23	$—	$25	$2,754
Home equity	633	25	—	6	664
Other Consumer	25	—	—	—	25
Total Consumer Loans	$3,364	$48	$—	$31	$3,443

Commercial Loans
Commercial Real Estate	$1,902	$23	$7	$—	$1,932
Commercial and Industrial	1,135	32	24	5	1,196
Warehouse	1,014	128	—	—	1,142
Total Commercial Loans	$4,051	$183	$31	$5	$4,270

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential First Mortgage	$2,273	$23	$—	$31	$2,327
Home equity	386	46	—	11	443
Other Consumer	28	—	—	—	28
Total Consumer Loans	$2,687	$69	$—	$42	$2,798

Commercial Loans
Commercial Real Estate	$1,225	$27	$3	$6	$1,261
Commercial and Industrial	678	59	21	11	769
Warehouse	1,168	16	53	—	1,237
Total Commercial Loans	$3,071	$102	$77	$17	$3,267

Note 5 — Loans with Government Guarantees

Substantially all loans with government guarantees are insured or guaranteed by the FHA or U.S. Department of Veterans Affairs. FHA loans earn interest at a rate based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent, which is not paid by the FHA or the U.S. Department of Veterans Affairs until claimed. Certain loans within our portfolio may be subject to indemnifications and insurance limits which exposes us to limited credit risk. We have reserved for these risks within other assets and as a component of our ALLL on residential first mortgages.

At December 31, 2017 and December 31, 2016, respectively, loans with government guarantees totaled $271 million and $365 million.

At December 31, 2017, repossessed assets and the associated claims recorded in other assets totaled $84 million and at December 31, 2016 repossessed assets and the associated claims were $135 million.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 6 — Repossessed Assets

Repossessed assets include the following:

	December 31,
	2017	2016
	(Dollars in millions)
One-to-four family properties	$5	$11
Commercial properties	3	3
Total repossessed assets	$8	$14

The following schedule provides the activity for repossessed assets:

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Beginning balance	$14	$17	$19
Additions, net	18	19	29
Disposals	(14)	(19)	(24)
Net (write down) gain on disposal	(9)	(2)	—
Transfers out	(1)	(1)	(7)
Ending balance	$8	$14	$17

Note 7 — Variable Interest Entities

We have no consolidated VIEs as of December 31, 2017 and December 31, 2016.

We have a continuing involvement, but are not the primary beneficiary for one unconsolidated VIE related to the FSTAR 2007-1 mortgage securitization trust. In accordance with the settlement agreement with MBIA, there is no further recourse to us related to FSTAR 2007-1, unless MBIA fails to meet their obligations. At December 31, 2017 and 2016, the FSTAR 2007-1 mortgage securitization trust included 1,911 loans and 2,453 loans, respectively, with an aggregate principal balance of $65 million and $89 million, respectively. We have no other significant VIE involvement.

Note 8 — Federal Home Loan Bank Stock

Our investment in FHLB stock was $303 million at December 31, 2017 compared to $180 million at December 31, 2016. As a member of the FHLB, we are required to hold shares of FHLB stock in an amount equal to at least one percent of the aggregate UPB of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 4.5 percent of our total FHLB advances, whichever is greater. Once purchased, FHLB shares must be held for five years before they can be redeemed. We had $123 million, $10 million and $57 million in required stock purchases during the year ending December 31, 2017, 2016 and 2015, respectively. We had no redemptions of FHLB stock during the years ended December 31, 2017, and 2016 and $42 million during the year ended December 31, 2015. Dividends received on the stock equaled $9 million, $7 million and $6 million for the years ended December 31, 2017, 2016 and 2015, respectively. These dividends were recorded in the Consolidated Statements of Operations as other noninterest income.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 9 — Premises and Equipment

The following presents our premises and equipment balances and estimated useful lives:

	Estimated Useful Lives	December 31,
		2017	2016
		(Dollars in millions)
Land	—	$61	$59
Office buildings and improvements	15 — 31.5 years	159	153
Computer hardware and software	3 — 7 years	300	256
Furniture, fixtures and equipment	5 — 7 years	63	61
Leased equipment	3 — 10 years	40	4
Total		623	533
Less accumulated depreciation		(293)	(258)
Premises and equipment, net		$330	$275

Depreciation expense amounted to approximately $39 million, $31 million and $26 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

Operating Leases

We conduct a portion of our business from leased facilities. Such leases are considered to be operating leases based on their terms. Lease rental expense totaled approximately $9 million, $5 million and $7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following outlines our minimum contractual lease obligations:

December 31, 2017
(Dollars in millions)
2018	$8
2019	7
2020	5
2021	3
2022	1
Thereafter	2
Total	$26

Note 10 — Mortgage Servicing Rights

We have investments in MSRs that result from the sale of loans to the secondary market for which we retain the servicing. We account for MSRs at their fair value. A primary risk associated with MSRs is the potential reduction in fair value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. We utilize derivatives as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. There is also a risk of valuation decline due to higher than expected increases in default rates, which we do not believe can be effectively managed using derivatives. For further information regarding the derivative instruments utilized to manage our MSR risks, see Note 11 - Derivative Financial Instruments.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Changes in the fair value of residential first mortgage MSRs were as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Balance at beginning of period	$335	$296	$258
Additions from loans sold with servicing retained	288	228	260
Reductions from sales	(310)	(84)	(176)
Changes in fair value due to (1):
Decrease in MSR value due to pay-offs, pay-downs, and run-off	(22)	(62)	(43)
Changes in estimates of fair value (2)	—	(43)	(3)
Fair value of MSRs at end of period	$291	$335	$296

(1)	Changes in fair value are included within net (loss) return on mortgage servicing rights on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes.

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted-average of certain significant assumptions used in valuing these assets:

	December 31, 2017			December 31, 2016
		Fair value impact due to			Fair value impact due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
		(Dollars in millions)
Option adjusted spread	6.29%	$286	$282	7.78%	$326	$318
Constant prepayment rate	9.93%	283	277	16.68%	322	311
Weighted average cost to service per loan	$73.00	288	286	$68.18	330	326

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

The following table summarizes income and fees associated with contractual servicing rights:

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Net return (loss) on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$60	$81	$69
Changes in fair value (2)	(22)	(109)	(44)
Gain (loss) on MSR derivatives (3)	(8)	—	5
Net transaction costs	(8)	2	(2)
Total (loss) return included in net return on mortgage servicing rights	$22	$(26)	$28

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on a cash basis.

(2)	Includes a $4 million loss recorded to a payoff reserve during the year ended December 31, 2016 and $2 million gain related to the sale of MSRs during the year ended December 31, 2015.

(3)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table summarizes income and fees associated with our mortgage loans subserviced:

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$35	$29	$33
Other servicing charges	(14)	(11)	(7)
Total income on mortgage loans subserviced, included in loan administration	$21	$18	$26

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on cash basis.

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

Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At December 31, 2017, we had $2 million (net-of-tax) of unrealized gains on derivatives classified as cash flow hedges recorded in accumulated other comprehensive income (loss), compared to $1 million of unrealized gains at December 31, 2016. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $2 million of losses (net-of-tax).

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and throughout the hedge period. All hedge relationships were and are expected to be highly effective as of December 31, 2017. Cash flows and the profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table presents the notional amount, estimated fair value and maturity of our derivative financial instruments:

	December 31, 2017 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives designated as hedging instruments:
Liabilities
Interest rate swaps on FHLB advances	$830	$1	2023-2026
Derivatives not designated as hedging instruments:
Assets
Futures	$1,597	$—	2018-2022
Mortgage-backed securities forwards	2,646	4	2018
Rate lock commitments	3,629	24	2018
Interest rate swaps and swaptions	1,441	11	2018-2048
Total derivative assets	$9,313	$39
Liabilities
Futures	$209	$—	2018-2021
Mortgage-backed securities forwards	3,197	6	2018
Rate lock commitments	214	—	2018
Interest rate swaps	617	4	2018-2027
Total derivative liabilities	$4,237	$10

	December 31, 2016
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on FHLB advances	$600	$20	2023-2026
Liabilities
Interest rate swaps on FHLB advances	$230	$1	2025-2026
Derivatives not designated as hedging instruments:
Assets
Futures	$4,621	$2	2017-2020
Mortgage-backed securities forwards	3,776	43	2017
Rate lock commitments	3,517	24	2017
Interest rate swaps and swaptions	2,231	35	2017-2033
Total derivative assets	$14,145	$104
Liabilities
Futures	$134	$—	2017
Mortgage-backed securities forwards	1,893	11	2017
Rate lock commitments	598	6	2017
Interest rate swaps	1,129	37	2017-2047
Total derivative liabilities	$3,754	$54

(1)
At December 31, 2017, variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day’s fair value of open positions is considered settlement of the derivative position for accounting purposes. At December 31, 2016, variation margin was not recognized as settlement.

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
	(Dollars in millions)
December 31, 2017
Derivatives designated as hedging instruments:
Liabilities
Interest rate swaps on FHLB advances (1)	$1	$—	$1	$—	$17

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$4	$—	$4	$—	$8
Interest rate swaps and swaptions (1)	11	—	11	—	10
Total derivative assets	$15	$—	$15	$—	$18
Liabilities
Futures	$—	$—	$—	$—	$2
Mortgage-backed securities forwards	6	—	6	—	2
Interest rate swaps (1)	4	—	4	—	5
Total derivative liabilities	$10	$—	$10	$—	$9

December 31, 2016
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on FHLB advances (1)	$20	$1	$19	$—	$—
Liabilities
Interest rate swaps on FHLB advances (1)	$1	$1	$—	$—	$33

Derivatives not designated as hedging instruments:
Assets
Futures	$2	$—	$2	$—	$—
Mortgage-backed securities forwards	43	—	43	—	44
Interest rate swaps and swaptions (1)	35	—	35	—	30
Total derivative assets	$80	$—	$80	$—	$74
Liabilities
Futures	$—	$—	$—	$—	$1
Mortgage-backed securities forwards	11	—	11	—	—
Interest rate swaps (1)	37	—	37	—	20
Total derivative liabilities	$48	$—	$48	$—	$21

(1)
At December 31, 2017, variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day’s fair value of open positions is considered settlement of the derivative position for accounting purposes. At December 31, 2016, variation margin was not recognized as settlement and we had an additional $15 million in variation margin in excess of the amounts disclosed above.

At December 31, 2017, we pledged a total of $26 million related to derivative financial instruments, consisting of $7 million of cash collateral on derivative liabilities and $19 million of maintenance margin on centrally clear derivatives and had an obligation to return cash of $18 million on derivative assets. We pledged a total of $54 million of cash collateral to counterparties and had an obligation to return cash of $74 million at December 31, 2016 for derivative activities. The net cash pledged is restricted and is included in other assets on the Consolidated Statements of Financial Condition.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table presents the net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions:

		For the Years Ended December 31,
		2017	2016	2015
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of Gain/(Loss)
Futures	Net return (loss) on mortgage servicing rights	$(1)	$—	$6
Interest rate swaps and swaptions	Net return (loss) on mortgage servicing rights	(11)	(5)	(2)
Mortgage-backed securities forwards	Net return (loss) on mortgage servicing rights	4	5	1
Rate lock commitments and forward agency and loan sales	Net gain (loss) on loan sales	(34)	26	9
Forward commitments	Other noninterest income	—	(2)	(2)
Interest rate swaps (1)	Other noninterest income	2	4	2
Total derivative (loss) gain		$(40)	$28	$14

(1)	Includes customer-initiated commercial interest rate swaps.

Note 12 — Deposit Accounts

The deposit accounts are as follows:

	December 31,
	2017	2016
	(Dollars in millions)
Retail deposits
Branch retail deposits
Demand deposit accounts	$931	$852
Savings accounts	3,482	3,824
Money market demand accounts	124	138
Certificates of deposit/CDARS	1,491	1,055
Total branch retail deposits	6,028	5,869
Commercial deposits
Demand deposit account	288	282
Savings account	71	63
Money market demand accounts	69	109
Certificates of deposit/CDARS	2	1
Total commercial deposits	430	455
Total retail deposits subtotal	6,458	6,324
Government deposits
Demand deposit accounts	251	250
Savings accounts	446	451
Certificates of deposit/CDARS	376	329
Total government deposits	1,073	1,030
Wholesale deposits	45	—
Company controlled deposits	1,358	1,446
Total deposits	$8,934	$8,800

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following indicates the scheduled maturities for certificates of deposit with a minimum denomination of $250,000:

	December 31,
	2017	2016
	(Dollars in millions)
Three months or less	$159	$126
Over three months to six months	128	116
Over six months to twelve months	173	146
One to two years	167	34
Thereafter	31	27
Total	$658	$449

Note 13 — Borrowings

Federal Home Loan Bank Advances

The following is a breakdown of our FHLB advances outstanding:

	December 31, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$4,260	1.40%	$1,780	0.62%
Total Short-term Federal Home Loan Bank advances	4,260		1,780
Long-term LIBOR adjustable advances	1,130	1.76%	1,025	1.12%
Long-term fixed rate advances (1)	275	1.41%	175	1.12%
Total Long-term Federal Home Loan Bank advances	1,405		1,200
Total Federal Home Loan Bank advances	$5,665		$2,980

(1)
Includes the current portion of fixed rate advances of $125 million and $50 million at December 31, 2017 and December 31, 2016, respectively. We settled $250 million in long-term fixed rate FHLB advances during the fourth quarter of 2016.

We are required to maintain a minimum amount of qualifying collateral. In the event of default, the FHLB advance is similar to a secured borrowing, whereby the FHLB has the right to sell the pledged collateral to settle the fair value of the outstanding advances.

At December 31, 2017, we had the authority and approval from the FHLB to utilize a line of credit of up to $7.0 billion and we may access that line to the extent that collateral is provided. At December 31, 2017, we had $5.7 billion of advances outstanding and an additional $763 million of collateralized borrowing capacity available at FHLB. The advances can be collateralized by non-delinquent single-family residential first mortgage loans, loans with government guarantees, certain other loans and investment securities.

At December 31, 2017, $1.1 billion of the outstanding advances had an adjustable rate based on the three month LIBOR index. Interest rates on these advances reset every three months and the advances may be prepaid without penalty, with notification at scheduled three month intervals after an initial 12 month lockout period. The outstanding advances included $830 million in a cash flow hedge relationship as discussed in Note 11 - Derivative Financial Instruments.

The following table contains detailed information on our FHLB advances and other borrowings:

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Maximum outstanding at any month end	$5,665	$3,557	$3,541
Average outstanding balance	4,590	2,833	1,811
Average remaining borrowing capacity	1,195	1,137	1,611
Weighted average interest rate	1.30%	1.16%	1.00%

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table outlines the maturity dates of our FHLB advances and other borrowings:

December 31, 2017
(Dollars in millions)
2018	$4,385
2019	50
2020	—
2021	—
Thereafter	1,230
Total	$5,665

Parent Company Senior Notes and Trust Preferred Securities

The following table presents long-term debt, net of debt issuance costs:

	December 31, 2017		December 31, 2016
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, matures 2021	$247	6.125%	$246	6.125%
Trust Preferred Securities
Floating Three Month LIBOR
Plus 3.25%, matures 2032	$26	4.92%	$26	4.25%
Plus 3.25%, matures 2033	26	4.61%	26	4.13%
Plus 3.25%, matures 2033	26	4.94%	26	4.25%
Plus 2.00%, matures 2035	26	3.36%	26	2.88%
Plus 2.00%, matures 2035	26	3.36%	26	2.88%
Plus 1.75%, matures 2035	51	3.34%	51	2.71%
Plus 1.50%, matures 2035	25	2.86%	25	2.38%
Plus 1.45%, matures 2037	25	3.04%	25	2.41%
Plus 2.50%, matures 2037	16	4.09%	16	3.46%
Total Trust Preferred Securities	247		247
Total long-term debt	$494		$493

Senior Notes

On July 11, 2016, we issued $250 million of senior notes ("Senior Notes") which mature on July 15, 2021. The notes are unsecured and rank equally and ratably with the unsecured senior indebtedness of Flagstar Bancorp, Inc.

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

The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of December 31, 2017, we had no deferred interest.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 14 — Representation and Warranty Reserve

At the time a loan is sold, an estimate of the fair value of the guarantee associated with the mortgage loans is recorded in the representation and warranty reserve in the Consolidated Statements of Financial Condition. This reduces the net gain on loan sales in the Consolidated Statements of Operations.

The following table shows the activity impacting the representation and warranty reserve:

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Balance, beginning of period	$27	$40	$53
Provision (benefit)
Gain on sale reduction for representation and warranty liability	4	5	7
Representation and warranty provision (benefit)	(13)	(19)	(19)
Total	(9)	(14)	(12)
(Charge-offs) recoveries, net	(3)	1	(1)
Balance, end of period	$15	$27	$40

Note 15— Warrants

May Investor Warrant

We granted warrants (the "May Investor Warrants") on January 30, 2009 under anti-dilution provisions applicable to certain investors (the "May Investors") in our May 2008 private placement capital raise.

During the year ended December 31, 2017, a total of 237,627 May Investor Warrants were exercised, resulting in the net issuance of 154,313 shares of Common Stock. As of December 31, 2017, there are no remaining May Investor Warrants outstanding and the related liability is reduced to zero. At December 31, 2016, the liability was $4 million. For further information, see Note 22 - Fair Value Measurements.

TARP Warrant

On January 30, 2009, in conjunction with the sale of 266,657 shares of TARP Preferred, we issued a warrant to purchase up to approximately 645,138 shares of Common Stock at an exercise price of $62.00 per share (the "Warrant").

The Warrant is exercisable through January 30, 2019 and remains outstanding.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss):

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Investment Securities
Beginning balance	$(8)	$5	$8
Unrealized gain (loss)	(19)	(10)	(7)
Less: Tax (benefit) provision	(7)	(3)	(2)
Net unrealized gain (loss)	(12)	(7)	(5)
Reclassifications out of AOCI (1)	3	(9)	3
Less: Tax (benefit) provision	1	(3)	1
Net unrealized gain (loss) reclassified out of AOCI	2	(6)	2
Other comprehensive income/(loss), net of tax	(10)	(13)	(3)
Ending balance	$(18)	$(8)	$5

Cash Flow Hedges
Beginning balance	$1	$(3)	$—
Unrealized gain (loss)	5	(13)	(6)
Less: Tax (benefit) provision	1	(5)	(1)
Net unrealized gain (loss)	4	(8)	(5)
Reclassifications out of AOCI (1)	(5)	19	2
Less: Tax (benefit) provision	(2)	7	—
Net unrealized gain (loss) reclassified out of AOCI	(3)	12	2
Other comprehensive income/(loss), net of tax	1	4	(3)
Ending balance	$2	$1	$(3)

(1)	Reclassifications are reported in other noninterest income on the Consolidated Statement of Operations.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 17 — Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the Years Ended December 31,
	2017	2016	2015
	(In millions, except share data)
Net income	$63	$171	$158
Deferred cumulative preferred stock dividends	—	(18)	(30)
Net income applicable to common stockholders	$63	$153	$128
Weighted Average Shares
Weighted average common shares outstanding	57,093,868	56,569,307	56,426,977
Effect of dilutive securities
May Investor Warrants	12,287	138,314	305,484
Stock-based awards	1,072,188	890,046	432,062
Weighted average diluted common shares	58,178,343	57,597,667	57,164,523
Earnings per common share
Basic earnings per common share	$1.11	$2.71	$2.27
Effect of dilutive securities
May Investor Warrants	—	(0.01)	(0.01)
Stock-based awards	(0.02)	(0.04)	(0.02)
Diluted earnings per common share	$1.09	$2.66	$2.24

Under the terms of the TARP Preferred, the Company elected to defer payments of preferred stock dividends beginning with the February 2012 dividend. Although, while being deferred, the impact was not included in quarterly net income from continuing operations, the deferral did impact net income applicable to common stock for the purpose of calculating earnings per share, as shown above. On July 29, 2016, we completed the $267 million redemption of TARP Preferred.

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

During the years ended December 31, 2017, 2016 and 2015, compensation expense recognized related to stock-based compensation totaled $11 million, $11 million and $3 million, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Stock Options

The following tables summarize the activity that occurred in the years ended December 31:

	Number of Shares
	2017 (1)	2016	2015
Options outstanding, beginning of year	45,791	53,284	63,598
Options canceled, forfeited and expired	(5,073)	(7,493)	(10,314)
Options outstanding, end of year	40,718	45,791	53,284
Options vested or expected to vest, end of year	40,718	45,791	53,284
Options exercisable, end of year	20,286	23,576	27,197

	Weighted Average Exercise Price
	2017 (1)	2016	2015
Options outstanding, beginning of year	$80.00	$80.00	$94.33
Options canceled, forfeited and expired	80.00	80.00	168.34
Options outstanding, end of year	$80.00	$80.00	$80.00
Options vested or expected to vest, end of year	$80.00	$80.00	$80.00
Options exercisable, end of year	$80.00	$80.00	$80.00

(1)	All outstanding options at December 31, 2017 are vested or expected to vest and have a weighted average remaining contractual life of 2.1 years.

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015, was zero. Additionally, there was no aggregate intrinsic value of options outstanding and exercised at December 31, 2017, 2016 and 2015.

Restricted Stock and Restricted Stock Units

We have issued restricted stock units to officers, directors and certain employees. Restricted stock units generally will vest in 3 increments on each annual anniversary of the date of grant beginning with the first anniversary subject to service and performance conditions.

On October 20, 2015, our Board approved and adopted the Flagstar Bancorp, Inc. Executive Long-Term Incentive Program ("ExLTIP"). The ExLTIP provides for payouts to certain executives only if our stock achieves and sustains a specified market performance within ten years of the grant date. The ExLTIP awards were made in the form of restricted stock units under and subject to the terms of the 2016 Flagstar Bancorp, Inc. Stock and Incentive Plan, which was approved at the May 24, 2016 annual shareholder meeting. If vested, the restricted stock units would pay out in five installments, subject to a quality review.

At December 31, 2017, the maximum number of shares of common stock that may be issued were 2,132,452 shares. The total fair value of awards vested during the years ended December 31, 2017, 2016, 2015 was $7 million, $3 million, and $2 million, respectively. As of December 31, 2017, the total unrecognized compensation cost related to non-vested awards was $12 million with a weighted average expense recognition period of 2.5 years.

The following table summarizes restricted stock activity:

	For the Years Ended December 31,
	2017		2016		2015
	Shares	Weighted — Average Grant-Date Fair Value per Share	Shares	Weighted — Average Grant-Date Fair Value per Share	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	1,461,910	$17.68	1,299,985	$16.36	233,691	$17.21
Granted	357,058	28.06	310,209	22.97	1,325,134	16.11
Vested	(385,454)	17.36	(134,767)	15.78	(152,220)	15.25
Canceled and forfeited	(143,064)	18.89	(13,517)	17.24	(106,620)	18.46
Non-vested balance at end of period	1,290,450	$20.52	1,461,910	$17.68	1,299,985	$16.36

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

2017 Employee Stock Purchase Plan

The Employee Stock Purchase Plan ("2017 ESPP") was approved on March 20, 2017 by our Board of Directors ("the Board") and on May 23, 2017 by our shareholders. The 2017 ESPP became effective July 1, 2017 and will remain effective until terminated by the Board. A total of 800,000 shares of the Company’s common stock are reserved and authorized for issuance for purchase under the 2017 ESPP. During the year ended December 31, 2017, 48,032 shares were issued under the 2017 ESPP and our associated compensation expense was de minimis.

Incentive Compensation Plans

We had an expense of $33 million, $33 million and $30 million for the years ended December 31, 2017, 2016 and 2015, respectively, for annual employee incentive payments and commission based payments.

Note 19— Income Taxes

Components of the provision (benefit) for income taxes consist of the following:

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Current
Federal	$2	$4	$2
Total current income tax expense	2	4	2
Deferred
Federal	66	84	82
Federal impact of tax reform	80	—	—
State	—	(1)	(2)
Total deferred income tax expense	146	83	80
Total income tax expense	$148	$87	$82

Our effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences:

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Provision at statutory federal income tax rate (35%)	$74	$90	$84
Increases (decreases) resulting from:
Tax Reform	80	—	—
Bank Owned Life Insurance	(3)	(3)	(1)
Restricted stock compensation	(2)	—	—
State income tax (benefit), net of federal income tax effect (includes valuation allowance)	—	(1)	(2)
Warrant expense (income)	—	1	1
Non-deductible compensation	—	—	1
Other	(1)	—	(1)
Provision for income taxes	$148	$87	$82
Effective tax provision rate	70.1%	33.7%	34.2%

The increase in our income tax provision and effective tax provision rate during the year ended December 31, 2017 as compared to the year ended December 31, 2016, was primarily due to the new tax legislation which resulted in a charge to the provision for income taxes of approximately $80 million due to the revaluation of our DTAs at a lower corporate statutory rate.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Temporary differences and carry forwards that give rise to DTAs and liabilities are comprised of the following:

	December 31,
	2017	2016
	(Dollars in millions)
Deferred tax assets
Net operating loss carryforwards (Federal and State)	$110	$195
Allowance for loan losses	43	74
Litigation settlement	14	22
Alternative Minimum Tax credit carry forwards	—	18
Representation and warranty reserves	3	10
Accrued compensation	10	15
Contingent Consideration	6	—
Loan deferred fees and costs	2	3
Non-accrual interest revenue	1	2
Deferred interest	1	2
General business credits	3	1
Other	2	5
Total	195	347
Valuation allowance	(20)	(20)
Total (net)	175	327
Deferred tax liabilities
Premises and equipment	(14)	(12)
Mortgage loan servicing rights	(3)	(11)
Mark-to-market adjustments	(10)	(9)
Commercial lease financing	(9)	(5)
State and local taxes	(3)	(4)
Total	(39)	(41)
Net deferred tax asset	$136	$286

At December 31, 2017, we reclassified $20 million of AMT credits from deferred taxes to other assets as a result of tax reform.
We have not provided deferred income taxes for the Bank’s pre-1988 tax bad debt reserve at December 31, 2017 of approximately $4 million because it is not anticipated that this temporary difference will reverse in the foreseeable future. Such reserves would only be taken into taxable income if the Bank, or a successor institution, liquidates, redeems shares, pays dividends in excess of earnings, or ceases to qualify as a bank for tax purposes.

During the years ended December 31, 2017 and 2016, we had federal net operating loss carry forwards of $381 million and $480 million, respectively. These carry forwards, if unused, expire in calendar years 2028 through 2037. As a result of a change in control occurring on January 30, 2009, Section 382 of the Internal Revenue Code places an annual limitation on the use of our new operating loss carry forwards that existed at that time. At December 31, 2017 we had $120 million of net operating loss carry forwards subject to certain annual use limitations which expire in calendar years 2028 through 2029.

We regularly evaluate the need for DTA valuation allowances based on a more likely than not standard as defined by generally accepted accounting principles. The ability to realize DTAs depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction.

We had a total state DTA before valuation allowance of $33 million which includes total state net operating loss carryforwards of $579 million at December 31, 2017. In connection with our ongoing assessment of deferred taxes, we analyzed each state net operating loss separately and determined the amount of such net operating loss, which is expected to expire unused, and recorded a valuation allowance to reduce the DTA for state net operating losses to the amount which is more likely than not to be realized. At December 31, 2017, the net state DTAs which will more likely than not be realized, was $14 million and we have maintained a valuation allowance of $20 million due to state loss carryover limitations.

We will continue to regularly assess the realizability of our DTAs. Changes in earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Our income tax returns are subject to review and examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. At December 31, 2017, the Internal Revenue Service had completed an examination of us through the taxable year ended December 31, 2013. The years open to examination by state and local government authorities vary by jurisdiction.

We recognize interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2017, 2016 and 2015, we did not recognize any interest income, interest expense, or increase or decreases to uncertain income tax positions of greater than $1 million, individually or in aggregate.

Note 20 — Regulatory Capital

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

At the end of 2017 a final rule was issued that will maintain the transition provisions for certain items deducted from regulatory capital. For additional information, see Item 1. Business and Item 1A. Risk Factors.

To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both December 31, 2017 and December 31, 2016.

The following tables present the regulatory capital ratios as of the dates indicated:

Flagstar Bancorp	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
December 31, 2017
Tangible capital (to adjusted avg. total assets)	$1,442	8.51%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted avg. total assets)	1,442	8.51%	$678	4.0%	$848	5.0%
Common equity Tier 1 capital (to RWA)	1,216	11.50%	476	4.5%	688	6.5%
Tier 1 capital (to RWA)	1,442	13.63%	635	6.0%	846	8.0%
Total capital (to RWA)	1,576	14.90%	846	8.0%	1,058	10.0%
December 31, 2016
Tangible capital (to adjusted avg. total assets)	$1,256	8.88%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted avg. total assets)	1,256	8.88%	$566	4.0%	$707	5.0%
Common equity Tier 1 capital (to RWA)	1,084	13.06%	374	4.5%	540	6.5%
Tier 1 capital (to RWA)	1,256	15.12%	498	6.0%	664	8.0%
Total capital (to RWA)	1,363	16.41%	664	8.0%	830	10.0%
N/A - Not applicable.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Flagstar Bank	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
December 31, 2017
Tangible capital (to adjusted avg. total assets)	$1,531	9.04%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted avg. total assets)	1,531	9.04%	$677	4.0%	$847	5.0%
Common equity Tier 1 capital (to RWA)	1,531	14.46%	476	4.5%	688	6.5%
Tier 1 capital (to RWA)	1,531	14.46%	635	6.0%	847	8.0%
Total capital (to RWA)	1,664	15.72%	847	8.0%	1,059	10.0%
December 31, 2016
Tangible capital (to adjusted avg. total assets)	$1,491	10.52%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted avg. total assets)	1,491	10.52%	$567	4.0%	$709	5.0%
Common equity Tier 1 capital (to RWA)	1,491	17.90%	375	4.5%	542	6.5%
Tier 1 capital (to RWA)	1,491	17.90%	500	6.0%	667	8.0%
Total capital (to RWA)	1,598	19.18%	667	8.0%	833	10.0%
N/A - Not applicable.

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

At December 31, 2017, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements, or that the ultimate outcome of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

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

No payment would be required until six months after the Bank files its Call Report with the OCC first reporting that its Tier 1 Leverage Capital Ratio was 11 percent or greater. If all other conditions were then satisfied, an initial annual payment would be due at that time. The next annual payment is then only made if such other conditions continue to be satisfied, otherwise payments are delayed until all such conditions are met. Further, making such a payment must not violate any material banking regulatory requirement, and the OCC must not object in writing.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

We elected to account for the DOJ Liability under the fair value option. To determine the fair value, we utilize a discounted cash flow model. Key assumptions for the discounted cash flow model include using a discount rate as of December 31, 2017 of 9.7 percent; probability weightings of multiple cash flow scenarios and possible outcomes which contemplate the above conditions and estimates of forecasted net income, size of the balance sheet, capital levels, dividends and their impact on the timing of cash payments and the assumptions we believe a market participant would make to transfer the liability. The fair value of the DOJ Liability was $60 million at both December 31, 2017 and December 31, 2016, respectively.

Other litigation accruals

At December 31, 2017 and December 31, 2016, excluding the fair value liability relating to the DOJ litigation settlement, our total accrual for contingent liabilities and settled litigation was $1 million and $3 million, respectively.

Commitments

The following table is a summary of the contractual amount of significant commitments:

	December 31,
	2017	2016
	(Dollars in millions)
Commitments to extend credit
Mortgage loan interest-rate lock commitments	$3,667	$4,115
Warehouse loan commitments	1,618	1,670
Commercial and industrial commitments	695	424
Other commercial commitments	1,021	651
HELOC commitments	283	179
Other consumer commitments	15	57
Standby and commercial letters of credit	50	30

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

Mortgage loan interest-rate lock commitments. We enter into mortgage interest-rate lock commitments with our customers. These commitments are considered to be derivative instruments and the fair value of these commitments is recorded in the Consolidated Statements of Financial Condition in other assets. For further information, see Note 11 - Derivative Financial Instruments.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

Standby and commercial letters of credit. Conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party. These financial standby letters of credit irrevocably obligate the bank to pay a third party beneficiary when a customer fails to repay an outstanding loan or debt instrument.

We maintain a reserve for the estimate of probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. A reserve balance of $3 million at both December 31, 2017 and 2016, is reflected in other liabilities on the Consolidated Statements of Financial Condition.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value by caption on the Consolidated Statements of Financial Condition and by level in the valuation hierarchy:

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$987	$—	$987
Agency - Residential	—	794	—	794
Municipal obligations	—	34	—	34
Corporate debt obligations	—	38	—	38
Loans held-for-sale
Residential first mortgage loans	—	4,300	—	4,300
Loans held-for-investment
Residential first mortgage loans	—	8	—	8
Home equity	—	—	4	4
Mortgage servicing rights	—	—	291	291
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	24	24
Mortgage-backed securities forwards	—	4	—	4
Interest rate swaps and swaptions	—	11	—	11
Total assets at fair value	$—	$6,176	$319	$6,495
Derivative liabilities
Interest rate swap on FHLB advances	—	(1)	—	(1)
Mortgage-backed securities forwards	—	(6)	—	(6)
Interest rate swaps	—	(4)	—	(4)
DOJ litigation settlement	—	—	(60)	(60)
Contingent consideration	—	—	(25)	(25)
Total liabilities at fair value	$—	$(11)	$(85)	$(96)

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$548	$—	$548
Agency - Residential	—	898	—	898
Municipal obligations	—	34	—	34
Loans held-for-sale
Residential first mortgage loans	—	3,145	—	3,145
Loans held-for-investment
Residential first mortgage loans	—	7	—	7
Home equity	—	—	65	65
Mortgage servicing rights	—	—	335	335
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	24	24
Futures	2	—	—	2
Mortgage-backed securities forwards	—	43	—	43
Interest rate swaps and swaptions	—	35	—	35
Interest rate swaps on FHLB advances (net)	—	19	—	19
Total assets at fair value	$2	$4,729	$424	$5,155
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(6)	$(6)
Mortgage-backed securities forwards	—	(11)	—	(11)
Interest rate swaps	—	(37)	—	(37)
Warrant liabilities	—	(4)	—	(4)
DOJ litigation settlement	—	—	(60)	(60)
Total liabilities at fair value	$—	$(52)	$(66)	$(118)
There were no transfers between Level 1 and Level 2 during the years ended December 31, 2017 and 2016, and 2015.

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
	(Dollars in millions)
For the Years Ended December 31, 2017
Assets
Loans held-for-sale
Home equity	$—	$1	$—	$—	$—	$(52)	$(1)	$52	$—
Loans held-for-investment
Home equity	65	2	—	—	—	—	(8)	(55)	4
Mortgage servicing rights	335	(22)	—	—	288	(310)	—	—	291
Rate lock commitments (net) (1)	18	54	—	—	267	—	—	(315)	24
Totals	$418	$35	$—	$—	$555	$(362)	$(9)	$(318)	$319
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$—	$—	$(60)
Contingent consideration	—	(1)	—	—	(25)	—	1	—	(25)
Totals	$(60)	$(1)	$—	$—	$(25)	$—	$1	$—	$(85)
For the Years Ended December 31, 2016
Assets
Loans held-for-investment
Home equity	$106	$5	$—	$—	$—	$—	$(46)	$—	$65
Mortgage servicing rights	296	(105)	—	—	228	(84)	—	—	335
Rate lock commitments (net) (1)	26	25	—	—	325	—	—	(358)	18
Totals	$428	$(75)	$—	$—	$553	$(84)	$(46)	$(358)	$418
Liabilities
DOJ litigation settlement	$(84)	$24	$—	$—	$—	$—	$—	$—	$(60)
Year Ended December 31, 2015
Assets
Investment securities available-for-sale
Municipal obligation	$2	$—	$—	$—	$—	$—	$(2)	$—	$—
Loans held-for-investment
Home equity	$185	$(2)	$—	$—	$—	$—	$(77)	$—	$106
Mortgage servicing rights	258	(46)	—	—	260	(176)	—	—	296
Other investments	100						(100)		—
Rate lock commitments (net) (1)	31	60	—	—	277	—	—	(342)	26
Totals	$576	$12	$—	$—	$537	$(176)	$(179)	$(342)	$428
Liabilities
Long-term debt	$(84)	$—	$(3)	$—	$—	$52	$35	$—	$—
DOJ litigation settlement	(82)	(2)	—	—	—	—	—	—	(84)
Totals	$(166)	$(2)	$(3)	$—	$—	$52	$35	$—	$(84)

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
	(Dollars in millions)
December 31, 2017
Assets
Loans held-for-investment
Home equity	$4	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% - 10.8% (9.0%) 5.1% - 7.7% (6.4%) 3.0% - 4.5% (3.6%)
Mortgage servicing rights	$291	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	5.0% - 7.5% (6.3%) 8.0% - 11.8% (9.9%) $58 - $87 ($73)
Rate lock commitments (net)	$24	Consensus pricing	Origination pull-through rate	64.7% - 97.1% (82.0%)
Liabilities
DOJ litigation settlement	$(60)	Discounted cash flows	Discount rate Asset growth rate	7.8% - 11.7% (9.7%) 5.6% - 17.4% (6.3%)
Contingent consideration	$(25)	Discounted cash flows	Beta Equity volatility	0.6 - 1.6 (1.1) 26.6% - 58.9% (40.0%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
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

Recurring Significant Unobservable Inputs

Home equity. The most significant unobservable inputs used in the fair value measurement of the home equity loans are discount rates, constant prepayment rates, and default rates. The constant prepayment and default rates are based on a 12 month historical average. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases (decreases) in prepay rates in isolation result in a higher (lower) fair value and increases (decreases) in default rates in isolation result in a lower (higher) fair value. HELOC loans formerly included in the FSTAR 2005-1 and FSTAR 2006-1 securitization trusts, also classified as home equity loans, were valued utilizing a loan-level discounted cash flow model which projects expected cash flows given three potential outcomes: (1) paid-in-full at scheduled maturity, (2) default at scheduled maturity (foreclosure), and (3) modification at scheduled maturity into an amortizing HELOC. Loans are placed into the potential outcome buckets based on their underlying current delinquency, FICO scores and property CLTV all of which are unobservable inputs. These loans were sold in the second quarter of 2017.

MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation would result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For December 31, 2017 and December 31, 2016 the weighted average life (in years) for the entire MSRs portfolio was 6.0 and 6.6, respectively.

DOJ litigation settlement. The significant unobservable inputs used in the fair value measurement of the DOJ litigation settlement are the discount rate and asset growth rate, in addition to those discussed in Note 21 - Legal Proceedings, Contingencies and Commitments. Significant increases (decreases) in the discount rate or asset growth rate in isolation would result in a

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

marginally lower (higher) fair value measurement. For further information on the fair value inputs related to the DOJ litigation settlement, see Note 21 - Legal Proceedings, Contingencies and Commitments.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis.

The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Gains/(Losses)
	(Dollars in millions)
December 31, 2017
Loans held-for-sale (2)	$6	$6	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	21	—	21	(10)
Repossessed assets (3)	8	—	8	—
Totals	$35	$6	$29	$(11)
December 31, 2016
Loans held-for-sale (2)	$9	$9	$—	$(2)
Impaired loans held-for-investment (2)
Residential first mortgage loans	25	—	25	(28)
Repossessed assets (3)	14	—	14	(2)
Totals	$48	$9	$39	$(32)

(1)	The fair values are determined at various dates during the years ended December 31, 2017 and 2016, respectively.

(2)	Gains/(losses) reflect fair value adjustments on assets for which we did not elect the fair value option.

(3)	Gains/(losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

The following tables present the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
December 31, 2017
Impaired loans held-for-investment
Loans held-for-investment	$21	Fair value of collateral	Loss severity discount	25% - 30% (27.9%)
Repossessed assets	$8	Fair value of collateral	Loss severity discount	0% - 100% (70.9%)
December 31, 2016
Impaired loans held-for-investment
Residential first mortgage loans	$25	Fair value of collateral	Loss severity discount	22% - 40% (29.5%)
Repossessed assets	$14	Fair value of collateral	Loss severity discount	22% - 100% (69.5%)

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	December 31, 2017
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$204	$204	$204	$—	$—
Investment securities available-for-sale	1,853	1,853	—	1,853	—
Investment securities held-to-maturity	939	924	—	924	—
Loans held-for-sale	4,321	4,322	—	4,322	—
Loans held-for-investment	7,713	7,667	—	8	7,659
Loans with government guarantees	271	261	—	261	—
Mortgage servicing rights	291	291	—	—	291
Federal Home Loan Bank stock	303	303	—	303	—
Bank owned life insurance	330	330	—	330	—
Repossessed assets	8	8	—	—	8
Other assets, foreclosure claims	84	84	—	84	—
Derivative financial instruments, assets	39	39	—	15	24
Liabilities
Retail deposits
Demand deposits and savings accounts	$(4,965)	$(4,557)	$—	$(4,557)	$—
Certificates of deposit	(1,493)	(1,498)	—	(1,498)	—
Wholesale deposits	(45)	(43)	—	(43)	—
Government deposits	(1,073)	(1,048)	—	(1,048)	—
Company controlled deposits	(1,358)	(1,311)	—	(1,311)	—
Federal Home Loan Bank advances	(5,665)	(5,662)	—	(5,662)	—
Long-term debt	(494)	(417)	—	(417)	—
DOJ litigation settlement	(60)	(60)	—	—	(60)
Contingent consideration	(25)	(25)	—	—	(25)
Derivative financial instruments, liabilities	(11)	(11)	—	(11)	—

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$283	$269	$321
Loans held-for-investment
Other noninterest income	1	1	40
Liabilities
Long-term debt
Other noninterest income	$—	$—	$29
Litigation settlement
Other noninterest income	—	24	—
Other noninterest (expense)	—	—	(2)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	December 31, 2017			December 31, 2016
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$6	$5	$(1)	$2	$2	$—
Loans held-for-investment	5	4	(1)	19	13	(6)
Total nonaccrual loans	$11	$9	$(2)	$21	$15	$(6)
Other performing loans
Loans held-for-sale	$4,167	$4,295	$128	$3,103	$3,143	$40
Loans held-for-investment	10	8	(2)	72	59	(13)
Total other performing loans	$4,177	$4,303	$126	$3,175	$3,202	$27
Total loans
Loans held-for-sale	$4,173	$4,300	$127	$3,105	$3,145	$40
Loans held-for-investment	15	12	(3)	91	72	(19)
Total loans	$4,188	$4,312	$124	$3,196	$3,217	$21
Liabilities
Litigation settlement (1)	$(118)	$(60)	$58	$(118)	$(60)	$58

(1)	We are obligated to pay $118 million in installment payments upon meeting certain performance conditions, as described in Note 21 - Legal Proceedings, Contingencies and Commitments.

Note 23 — Segment Information

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

Effective January 1, 2017, activity related to Loans with Government Guarantees, was moved from the Mortgage Servicing segment to the Mortgage Originations segment. In addition, we began to allocate the tax provision at a segment level whereas previously, the tax provision was reflected in the Other segment. To allocate the tax provision, the statutory federal tax rate is used for Community Banking, Mortgage Originations, and Mortgage Servicing segments with the difference between the statutory rate and the effective tax rate held in the Other segment. Prior period segment financial information, related to both changes, has been recast to conform to the current presentation.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

companies, where the net interest income and the gains from sales associated with these loans are recognized in the Mortgage Originations segment.

The Mortgage Servicing segment services and subservices mortgage loans for others on a fee for service basis and may also collect ancillary fees and earn income through the use of noninterest-bearing escrows. Revenue for those serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the status of the underlying loans. The Mortgage Servicing segment provides servicing of residential mortgages for our own LHFI portfolio in the Community Banking segment for which it earns revenue via an intersegment service fee allocation.

The Other segment includes the treasury functions, funding revenue associated with stockholders' equity, the impact of interest rate risk management, the impact of balance sheet funding activities, and miscellaneous other expenses of a corporate nature. Treasury functions include administering the investment securities portfolios, balance sheet funding, and interest rate risk management. In addition, the Other segment includes revenue and expenses related to treasury and corporate assets and liabilities and equity not directly assigned or allocated to the Community Banking, Mortgage Originations or Mortgage Servicing segments.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following tables present financial information by business segment for the periods indicated:

	Year Ended December 31, 2017
	Community Banking	Mortgage Originations	Mortgage Servicing	Other	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$238	$129	$22	$1	$390
Net gain (loss) on loan sales	(10)	278	—	—	268
Representation and warranty benefit	—	13	—	—	13
Other noninterest income	33	79	55	22	189
Total net interest income and noninterest income	261	499	77	23	860
Benefit (provision) for loan losses	(4)	(4)	—	2	(6)
Depreciation and amortization expense	(9)	(8)	(4)	(19)	(40)
Other noninterest expense	(188)	(318)	(96)	(1)	(603)
Total noninterest expense	(197)	(326)	(100)	(20)	(643)
Income (loss) before income taxes	60	169	(23)	5	211
Provision (benefit) for income taxes	21	59	(8)	76	148
Net income (loss)	$39	$110	$(15)	$(71)	$63
Intersegment revenue	$(6)	$4	$19	$(17)	$—

Average balances
Loans held-for-sale	$16	$4,130	$—	$—	$4,146
Loans with government guarantees	—	290	—	—	290
Loans held-for-investment	6,460	7	—	29	6,496
Total assets	6,544	5,414	36	3,852	15,846
Deposits	7,454	—	1,453	—	8,907

	Year Ended December 31, 2016
	Community Banking	Mortgage Originations	Mortgage Servicing	Other	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$206	$90	$25	$2	$323
Net gain (loss) on loan sales	6	310	—	—	316
Representation and warranty benefit	—	19	—	—	19
Other noninterest income	28	24	56	44	152
Total net interest income and noninterest income	240	443	81	46	810
Benefit (provision) for loan losses	10	(2)	—	—	8
Depreciation and amortization expense	(7)	(5)	(4)	(16)	(32)
Other noninterest expense	(173)	(253)	(97)	(5)	(528)
Total noninterest expense	(180)	(258)	(101)	(21)	(560)
Income (loss) before income taxes	70	183	(20)	25	258
Provision (benefit) for income taxes	24	64	(7)	6	87
Net income (loss)	$46	$119	$(13)	$19	$171
Intersegment revenue	$(3)	$(1)	$23	$(19)	$—

Average balances
Loans held-for-sale	$66	$3,068	$—	$—	$3,134
Loans with government guarantees	—	435	—	—	435
Loans held-for-investment	5,807	6	—	—	5,813
Total assets	5,906	4,435	28	3,538	13,907
Deposits	7,151	—	1,611	—	8,762

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2015
	Community Banking	Mortgage Originations	Mortgage Servicing	Other	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$171	$80	$5	$31	$287
Net gain (loss) on loan sales	(15)	303	—	—	288
Representation and warranty benefit	—	19	—	—	19
Other noninterest income	25	74	60	4	163
Total net interest income and noninterest income	181	476	65	35	757
Benefit for loan losses	19	—	—	—	19
Depreciation and amortization expense	(6)	(3)	(3)	(12)	(24)
Other noninterest expense	(154)	(244)	(105)	(9)	(512)
Total noninterest expense	(160)	(247)	(108)	(21)	(536)
Income (loss) before income taxes	40	229	(43)	14	240
Provision (benefit) for income taxes	14	80	(15)	3	82
Net income (loss)	$26	$149	$(28)	$11	$158
Intersegment revenue	$(15)	$7	$20	$(12)	$—

Average balances
Loans held-for-sale	$40	$2,148	$—	$—	$2,188
Loans with government guarantees	—	633	—	—	633
Loans held-for-investment	4,986	4	—	86	5,076
Total assets	4,972	3,553	52	3,379	11,956
Deposits	6,674	—	1,203	—	7,877

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 24 — Holding Company Only Financial Statements

The following are the unconsolidated financial statements for the Holding Company on a stand-alone basis. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The Holding Company's principal sources of funds are cash dividends paid by the Bank to the Holding Company. Federal laws and regulations limit the amount of dividends or other capital distributions the Bank may pay the Holding Company.

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Financial Condition
(Dollars in millions)

	December 31,
	2017	2016
	(Dollars in millions)
Assets
Cash and cash equivalents	$196	$70
Investment in subsidiaries (1)	1,676	1,728
Other assets	44	57
Total assets	$1,916	$1,855
Liabilities and Stockholders’ Equity
Liabilities
Long term debt	$494	$493
Other liabilities	23	26
Total liabilities	517	519
Stockholders’ Equity
Common stock	1	1
Additional paid in capital	1,512	1,503
Accumulated other comprehensive income	(17)	(7)
Accumulated deficit	(97)	(161)
Total stockholders’ equity	1,399	1,336
Total liabilities and stockholders’ equity	$1,916	$1,855

(1)	Includes unconsolidated trusts of $7 million for December 31, 2017 and 2016.

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Operations
(Dollars in millions)

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Expenses
Interest	$25	$16	$7
General and administrative	9	9	13
Total	34	25	20
Loss before undistributed income of subsidiaries	(34)	(25)	(20)
Equity in undistributed income of subsidiaries	110	188	172
Income before income taxes	76	163	152
Provision (benefit) for income taxes	13	(8)	(6)
Net income	63	171	158
Other comprehensive income (1)	(9)	(9)	(6)
Comprehensive income	$54	$162	$152

(1)	See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Cash Flows
(Dollars in millions)

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Net income (loss)	$63	$171	$158
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in (income) loss of subsidiaries	47	12	(172)
Stock-based compensation	5	10	3
Change in other assets	18	(8)	(6)
Provision for deferred tax benefit	—	—	1
Change in other liabilities	(2)	(22)	9
Change in fair value and other non-cash changes	(5)	(4)	—
Net cash used in operating activities	126	159	(7)
Investing Activities
Net change in investment in subsidiaries	—	—	(2)
Net cash provided by (used in) investment activities	—	—	(2)
Financing Activities
Proceeds from the issuance of junior subordinated debentures	—	245	—
Redemption of preferred stock	—	(267)	—
Dividends paid on preferred stock	—	(104)	—
Net cash used in financing activities	—	(126)	—
Net increase (decrease) in cash and cash equivalents	126	33	(9)
Cash and cash equivalents, beginning of year	70	37	46
Cash and cash equivalents, end of year	$196	$70	$37

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 25 — Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in 2017, 2016 and 2015:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions, except per share data)
Interest income	$110	$129	$140	$148
Interest expense	27	32	37	41
Net interest income	83	97	103	107
Provision (benefit) for loan losses	3	(1)	2	2
Net interest income after provision for loan losses	80	98	101	105
Net gain on loan sales	48	66	75	79
Loan fees and charges	15	20	23	24
Deposit fees and charges	4	5	5	4
Loan administration income	5	6	5	5
Net return (loss) on the mortgage servicing rights	14	6	6	(4)
Representation and warranty benefit	4	3	4	2
Other noninterest income	10	10	12	14
Noninterest expense	140	154	171	178
Income before income tax	40	60	60	51
Provision for income taxes	13	19	20	96
Net income (loss) from continuing operations	$27	$41	$40	$(45)
Basic income (loss) per share	$0.47	$0.72	$0.71	$(0.79)
Diluted income (loss) per share	$0.46	$0.71	$0.70	$(0.79)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions, except per share data)
Interest income	$101	$99	$106	$111
Interest expense	22	22	26	24
Net interest income	79	77	80	87
(Benefit) provision for loan losses	(13)	(3)	7	1
Net interest income after provision for loan losses	92	80	73	86
Net gain on loan sales	75	90	94	57
Loan fees and charges	15	19	22	20
Loan administration income	6	4	4	4
Net (loss) on the mortgage servicing rights	(6)	(4)	(11)	(5)
Representation and warranty benefit	2	4	6	7
Other noninterest income	13	15	41	15
Noninterest expense	137	139	142	142
Income before income tax	60	69	87	42
Provision for income taxes	21	22	30	14
Net income from continuing operations	$39	$47	$57	$28
Basic income per share	$0.56	$0.67	$0.98	$0.50
Diluted income per share	$0.54	$0.66	$0.96	$0.49

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions, except per share data)
Interest income	$79	$90	$91	$95
Interest expense	14	17	18	19
Net interest income	65	73	73	76
(Benefit) for loan losses	(4)	(13)	(1)	(1)
Net interest income after provision for loan losses	69	86	74	77
Net gain on loan sales	91	83	68	46
Loan fees and charges	17	19	17	14
Loan administration income	4	7	8	7
Net (loss) return on mortgage servicing rights	(2)	9	12	9
Representation and warranty benefit	2	5	6	6
Other noninterest income	7	3	17	15
Noninterest expense	138	138	131	129
Income before income tax	50	74	71	45
Provision for income taxes	18	28	24	12
Net income from continuing operations	$32	$46	$47	$33
Basis income per share	$0.43	$0.69	$0.70	$0.45
Diluted income per share	$0.43	$0.68	$0.69	$0.44

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, as of December 31, 2017 we assert that we maintained effective internal control over financial reporting.

The effectiveness of Management's internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers, LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item 10 will be contained in our Proxy Statement relating to the 2018 Annual Meeting of Stockholders and is hereby incorporated by reference.

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

The information required by this Item 11 will be contained in our Proxy Statement relating to the 2018 Annual Meeting of Stockholders and is hereby incorporated by reference, provided that the Compensation Committee Report shall be deemed to be furnished and not filed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in our Proxy Statement relating to the 2018 Annual Meeting of Stockholders and is hereby incorporated by reference.

Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities to Be Issued Upon Exercise	Weighted Average Exercise Price (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders - Restricted Stock Units (2)	1,290,450	$—	2,132,452
Equity compensation plans not approved by security holders	—	—	—
Total	1,290,450	$—	2,132,452

(1)	Weighted average exercise price is calculated including RSUs, which for this purpose are treated as having an exercise price of zero.

(2)	For further information regarding the 2006 Equity Incentive Plan (the "2006 Plan") and 2016 Equity Incentive Plan (the "2016 Plan"), see Note 18 - Stock-Based Compensation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in our Proxy Statement relating to the 2018 Annual Meeting of Stockholders and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be contained in our Proxy Statement relating to the 2018 Annual Meeting of Stockholders and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) — Financial Statements and Schedules

The information required by these sections of Item 15 are set forth in the Index to Consolidated Financial Statements under Item 8. of this annual report on Form 10-K.

(3) — Exhibits

The following documents are filed as a part of, or incorporated by reference into, this report:

Exhibit No.	Description
3.1*
Second Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-Q, for the period ended June 30, 2017, and incorporated herein by reference).

3.2*
Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2016, and incorporated herein by reference).

4.1*
Indenture, dated July 11, 2016, between Flagstar Bancorp, Inc. as Issuers and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of 6.125% senior secured note due 2021 (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated July 11, 2016, and incorporated herein by reference).

4.2*
Registration Rights Agreement, dated as of July 11, 2016, among Flagstar Bancorp, Inc., J.P.Morgan Securities LLC and Sandler O’Neill & Partners, L.P. as representatives of the initial purchasers (previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, dated July 11, 2016, and incorporated herein by reference).

4.3*	Form of 6.125% Global Note due 2021 (previously filed as Exhibit 4.3 to the Company's Current Report on Form S-4, dated October 7, 2016, and incorporated herein by reference).
10.1*+
Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, and incorporated herein by reference).

10.2*
Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, and incorporated herein by reference).

10.3*
Closing Agreement, dated as of January 30, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, and incorporated herein by reference).

10.4*
Form of Warrant to purchase up to 645,137.9 shares of the Company’s common stock. (previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the period ended December 31, 2015, and incorporated herein by reference).

10.5*
Purchase Agreement, dated as of February 17, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, and incorporated herein by reference).

10.6*
Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, and incorporated herein by reference).

10.7	Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P.
10.8*
Supervisory Agreement, dated as of January 27, 2010, by and between the Company and the Federal Reserve (as successor to the OTS) (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, and incorporated herein by reference).

10.9*
Stipulation and Order of Settlement and Dismissal, dated February 24, 2012, by and among the Company, the Bank and the United States of America (previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the period ended December 31, 2016, and incorporated herein by reference).

10.10*+
Employment Agreement, dated as of May 16, 2013, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Alessandro P. DiNello (previously filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, and incorporated herein by reference).

Exhibit No.	Description
10.11*+
Amendment to Employment Agreement effective October 22, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Alessandro DiNello (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, and incorporated herein by reference).

10.12*+
Employment Agreement, dated as of May 16, 2013, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith (previously filed as Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, and incorporated herein by reference).

10.13*+
Amendment to Employment Agreement, dated March 2, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, and incorporated herein by reference).

10.14*+
Second Amendment to Employment Agreement, effective October 22, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, and incorporated herein by reference).

10.15*+
Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, and incorporated herein by reference).

10.16*+
Form of Senior Executive Officer Award Agreement under Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 10-Q, dated as of August 7, 2017, and incorporated herein by reference).

10.17*+
Form of Executive Long-Term Incentive Program Award Agreement under Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, and incorporated herein by reference).

11
Statement regarding computation of per share earnings incorporated by reference to Note 17 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends.
21	List of Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers, LLP.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
101
Financial statements from Annual Report on Form 10-K of the Company for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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
(b) — Exhibits. See Item 15.(a)(3) above.
(c) — Financial Statement Schedules. See Item 15.(a)(2) above.
[Remainder of page intentionally left blank.]

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2018.

FLAGSTAR BANCORP, INC.

By:	/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2018.

	SIGNATURE	TITLE
	/S/ ALESSANDRO DINELLO	President and Chief Executive Officer (Principal Executive Officer)
By:	Alessandro DiNello

	/S/ JAMES K. CIROLI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By:	James K. Ciroli

	/S/ BRYAN L. MARX	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
By:	Bryan L. Marx

/S/ JOHN D. LEWIS
By:	John D. Lewis	Chairman

/S/ DAVID J. MATLIN
By:	David J. Matlin	Director

/S/ PETER SCHOELS
By:	Peter Schoels	Director

/S/ DAVID L. TREADWELL
By:	David L. Treadwell	Director

/S/ JAY J. HANSEN
By:	Jay J. Hansen	Director

/S/ JAMES A. OVENDEN
By:	James A. Ovenden	Director

/S/ BRUCE E. NYBERG
By:	Bruce E. Nyberg	Director

/S/ JENNIFER WHIP
By:	Jennifer Whip	Director

EXHIBIT INDEX    The following documents are filed as a part of, or incorporated by reference into, this report:

Exhibit No.	Description
3.1*
Second Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-Q, for the period ended June 30, 2017, and incorporated herein by reference).

3.2*
Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2016, and incorporated herein by reference).

4.1*
Indenture, dated July 11, 2016, between Flagstar Bancorp, Inc. as Issuers and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of 6.125% senior secured note due 2021 (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated July 11, 2016, and incorporated herein by reference).

4.2*
Registration Rights Agreement, dated as of July 11, 2016, among Flagstar Bancorp, Inc., J.P.
Morgan Securities LLC and Sandler O’Neill & Partners, L.P. as representatives of the initial purchasers (previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, dated July 11, 2016, and incorporated herein by reference).

4.3*	Form of 6.125% Global Note due 2021 (previously filed as Exhibit 4.3 to the Company's Current Report on Form S-4, dated October 7, 2016, and incorporated herein by reference).
10.1*+
Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, and incorporated herein by reference).

10.2*
Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, and incorporated herein by reference).

10.3*
Closing Agreement, dated as of January 30, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, and incorporated herein by reference).

10.4*
Form of Warrant to purchase up to 645,137.9 shares of the Company’s common stock. (previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the period ended December 31, 2015, and incorporated herein by reference).

10.5*
Purchase Agreement, dated as of February 17, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, and incorporated herein by reference).

10.6*
Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, and incorporated herein by reference).

10.7	Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P.
10.8*
Supervisory Agreement, dated as of January 27, 2010, by and between the Company and the Federal Reserve (as successor to the OTS) (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, and incorporated herein by reference).

10.9*
Stipulation and Order of Settlement and Dismissal, dated February 24, 2012, by and among the Company, the Bank and the United States of America (previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the period ended December 31, 2016, and incorporated herein by reference).

10.10*+
Employment Agreement, dated as of May 16, 2013, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Alessandro P. DiNello (previously filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, and incorporated herein by reference).

10.11*+
Amendment to Employment Agreement effective October 22, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Alessandro DiNello (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, and incorporated herein by reference).

10.12*+
Employment Agreement, dated as of May 16, 2013, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith (previously filed as Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, and incorporated herein by reference).

10.13*+
Amendment to Employment Agreement, dated March 2, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, and incorporated herein by reference).

10.14*+
Second Amendment to Employment Agreement, effective October 22, 2015, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, and incorporated herein by reference).

Exhibit No.	Description
10.15*+
Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, and incorporated herein by reference).

10.16*+
Form of Senior Executive Officer Award Agreement under Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 10-Q, dated as of August 7, 2017, and incorporated herein by reference).

10.17*+
Form of Executive Long-Term Incentive Program Award Agreement under Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, and incorporated herein by reference).

11
Statement regarding computation of per share earnings incorporated by reference to Note 17 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends.
21	List of Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers, LLP.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
101
Financial statements from Annual Report on Form 10-K of the Company for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement