Form 10-Q
period 2018-03-31
FLAGSTAR BANCORP INC
filed 2018-05-07
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of May 3, 2018, 57,433,671 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
AFS	Available for Sale	HELOAN	Home Equity Loan
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	HOLA	Home Owners Loan Act
ALCO	Asset Liability Committee	Home equity	Second Mortgages, HELOANs, HELOCs
ALLL	Allowance for Loan & Lease Losses	HTM	Held to Maturity
AOCI	Accumulated Other Comprehensive Income (Loss)	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	LHFI	Loans Held-for-Investment
Basel III	Basel Committee on Banking Supervision Third Basel Accord	LHFS	Loans Held-for-Sale
C&I	Commercial and Industrial	LTV	Loan-to-Value Ratio
CDARS	Certificates of Deposit Account Registry Service	Management	Flagstar Bancorp’s Management
CET1	Common Equity Tier 1	MBIA	MBIA Insurance Corporation
CFPB	Consumer Financial Protection Bureau	MBS	Mortgage-Backed Securities
CLTV	Combined Loan to Value Ratio	MD&A	Management's Discussion and Analysis
Common Stock	Common Shares	MSR	Mortgage Servicing Rights
CRE	Commercial Real Estate	N/A	Not Applicable
DFAST	Dodd-Frank Stress Test	NYSE	New York Stock Exchange
DOJ	United States Department of Justice	OCC	Office of the Comptroller of the Currency
DTA	Deferred Tax Asset	OTTI	Other-Than-Temporary-Impairment
EVE	Economic Value of Equity	QTL	Qualified Thrift Lending
Fannie Mae/FNMA	Federal National Mortgage Association	REO	Real estate and other nonperforming assets, net
FASB	Financial Accounting Standards Board	RWA	Risk Weighted Assets
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHA	Federal Housing Administration	SFR	Single Family Residence
FHLB	Federal Home Loan Bank	TARP Preferred	Troubled Asset Relief Program Fixed Rate Cumulative Perpetual Preferred Stock, Series C
FICO	Fair Isaac Corporation	TDR	Trouble Debt Restructuring
FRB	Federal Reserve Bank	UPB	Unpaid Principal Balance
Freddie Mac	Federal Home Loan Mortgage Corporation	U.S. Treasury	United States Department of Treasury
FTE	Full Time Equivalent Employees	VIE	Variable Interest Entities
GAAP	United States Generally Accepted Accounting Principles	XBRL	eXtensible Business Reporting Language
HELOC	Home Equity Lines of Credit

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the first quarter of 2018, which should be read in conjunction with the financial statements and related notes set forth in Part I, Item 1 of this Form 10-Q and Part II, Item 8 of Flagstar Bancorp, Inc.'s 2017 Annual Report on Form 10-K for the year ended December 31, 2017.

Certain statements in this Form 10-Q, including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements are based on the current beliefs and expectations of our management. Actual results may differ from those set forth in forward-looking statements. See Forward-Looking Statements on page 30 of this Form 10-Q and Part I, Item 1A, Risk Factors of Flagstar Bancorp, Inc.'s 2017 Annual Report on Form 10-K for the year ended December 31, 2017. Additional information about Flagstar can be found on our website at www.flagstar.com.

Where we say "we," "us," "our," the "Company," "Bancorp" or "Flagstar," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference will include our wholly-owned subsidiary Flagstar Bank, FSB (the "Bank"). See the Glossary of Abbreviations and Acronyms on page 3 for definitions used throughout this Form 10-Q.

Introduction

We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide commercial and consumer banking services and we are the 5th largest bank mortgage originator in the nation. At March 31, 2018, we had 3,659 full-time equivalent employees. Our common stock is listed on the NYSE under the symbol "FBC." We are considered a controlled company for NYSE purposes, because approximately 62.0 percent of our common stock is owned by MP Thrift Investments, L.P. which is managed by MatlinPatterson, a global asset manager.

We have a relationship-based business model which leverages our full-service bank’s capabilities with our national mortgage scale to create and build financial relationships with our customers. Our banking network emphasizes the delivery of a complete set of banking and mortgage products and services. We distinguish ourselves by crafting specialized solutions for our customers, local delivery, high quality customer service and competitive product pricing. Our community bank growth model has focused on attracting seasoned bankers with larger bank lending experience who can attract their preexisting long-term customer relationships to Flagstar. At March 31, 2018, we operated 107 full service banking branches, including 99 throughout Michigan's major markets and eight Desert Community Bank branches in San Bernardino County, California, which we acquired on March 19, 2018. Our branches offer a full set of banking products to consumer, commercial, and government customers.

We originate mortgages through a wholesale network of brokers and correspondents in all 50 states, and our own loan officers from 92 retail locations in 31 states and two call centers, which includes our direct-to-consumer lending team. The Bank has the opportunity to expand correspondent relationships by providing warehouse lending, mortgage servicing and other services. Servicing and subservicing of loans provides fee income and generates a stable long-term source of funding through custodial deposits.

Operating Segments

Our operations are conducted through our three operating segments: Community Banking, Mortgage Originations, and Mortgage Servicing. Additionally, our Other segment includes the remaining reported activities. For additional information, please see MD&A - Operating Segments and Note 18 - Segment Information.

Selected Financial Ratios
(Dollars in millions, except share data)

	Three Months Ended March 31,
	2018	2017
	(In millions, except per share data and percentages)
Selected Mortgage Statistics:
Mortgage rate lock commitments (fallout-adjusted) (1)	$7,722	$5,996
Mortgage loans sold and securitized	7,247	4,484
Selected Ratios:
Interest rate spread (2)	2.54%	2.49%
Net interest margin	2.76%	2.67%
Return on average assets	0.82%	0.76%
Return on average equity	9.94%	7.88%
Equity-to-assets ratio (average for the period)	8.27%	9.59%
Efficiency ratio	79.7%	76.8%
Effective tax provision rate	20.1%	33.1%
Average Balances:
Average interest-earning assets	$15,354	$12,343
Average interest-paying liabilities	$12,974	$10,319
Average stockholders' equity	$1,414	$1,346

	March 31, 2018	December 31, 2017	March 31, 2017
	(In millions, except per share data and percentages)
Selected Statistics:
Book value per common share	$24.87	$24.40	$24.03
Tangible book value per share (3)	$23.62	$24.04	$23.96
Number of common shares outstanding	57,399,993	57,321,228	57,043,565
Common equity-to-assets ratio	8.05%	8.27%	8.92%
Bancorp Tier 1 leverage (to adjusted avg. total assets) (4)	8.72%	8.51%	9.31%
Bank Tier 1 leverage (to adjusted avg. total assets)	9.08%	9.04%	10.74%
Number of bank branches	107	99	99
Number of FTE employees	3,659	3,525	2,948

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

(2)
Interest rate spread is the difference between the annualized yield earned on average interest-earning assets for the period and the annualized rate of interest paid on average interest-bearing liabilities for the period.

(3)
Excludes goodwill and intangibles of $72 million, $21 million, and $4 million at March 31, 2018, December 31, 2017, and March 31, 2017, respectively, included in Other Assets on the Consolidated Statement of Financial Condition. See Non-GAAP Financial Measures for further information.

(4)	The Basel III transitional phase-in rules were applicable to December 31, 2017 and March 31, 2017.

Overview

The first quarter of 2018 resulted in net income of $35 million, or $0.60 per diluted share, up $8 million or $0.14 per diluted share compared to the first quarter of 2017. The results of the quarter demonstrate our efforts to diversify our business through both organic growth and acquisitions.

The Community Bank continued to add high-quality, relationship-based commercial loans. When comparing this quarter to the same quarter last year, average commercial loans increased $1.2 billion with broad-based growth across all portfolios. These higher yielding loans continued to drive increases in net interest income, up $23 million this quarter compared to the first quarter of 2017.

Despite the mortgage market volume decline of approximately 10 percent over the last 12 months, our 2017 mortgage acquisitions provided a boost to fall-out adjusted lock volume which was 29 percent higher in the first quarter of 2018 than the same period a year ago. These acquisitions have strengthened our mortgage production channels and enhanced our national presence. As a result of this diversification, we believe we are better positioned to weather a down market and take advantage of dislocation in the industry.

During the first quarter, we closed on two acquisitions. First, we acquired the branches of Desert Community Bank, which added approximately $600 million in low cost deposits and $60 million UPB in loans. We also purchased the mortgage warehouse business from Santander Bank, which brought approximately $500 million of mortgage warehouse loans. The integration of this business with our existing warehouse lending business, positions us as the fourth largest warehouse lender in the country.

With the addition of the warehouse loans acquired, we ended the quarter with $16 billion of earning assets, up $2 billion from March 31, 2017. We continued to focus on growing interest earning assets, along with maintaining strong credit quality and capital, to position our business to deliver shareholder value.

Earnings Performance

	Three Months Ended March 31,
	2018	2017	Change
	(Dollars in millions, except share data)
Net interest income	$106	$83	$23
Provision for loan losses	—	3	(3)
Total noninterest income	111	100	11
Total noninterest expense	173	140	33
Provision for income taxes	9	13	(4)
Net income	$35	$27	$8
Income per share
Basic	$0.61	$0.47	$0.14
Diluted	$0.60	$0.46	$0.14

Net income increased to $35 million or $0.60 per diluted share for the three months ended March 31, 2018, compared to $27 million or $0.46 per diluted share for the three months ended March 31, 2017. Net interest income increased $23 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily driven by a $3.0 billion increase in average interest-earning assets, led by strong commercial loan growth. Continued efforts to grow the Community Bank resulted in 44 percent higher average commercial loan balances with increases spread across all portfolios. An increase of $1.7 billion in fallout-adjusted rate locks, partially offset by a decrease in gain on sale margin, resulted in a $12 million increase in gain on loan sales for the first quarter of 2018, compared to the same period a year ago. Our 2017 mortgage acquisitions drove increases in origination volume as well as contributed to an increase in noninterest expense primarily resulting from higher volume driven costs and an increase in compensation and benefits.

Additional details of each key driver have been further explained in Management's discussion below.

Net Interest Income

The following tables present, on a consolidated basis, interest income from average assets and liabilities, expressed in dollars and yields:

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$4,231	$44	4.12%	$3,286	$32	3.87%
Loans held-for-investment
Residential first mortgage	2,773	23	3.41%	2,399	20	3.33%
Home equity	668	9	5.21%	431	6	5.08%
Other	27	—	4.56%	27	—	4.49%
Total Consumer loans	3,468	32	3.76%	2,857	26	3.60%
Commercial Real Estate	1,954	24	4.87%	1,318	12	3.80%
Commercial and Industrial	1,217	16	5.21%	774	9	4.56%
Warehouse Lending	848	11	5.14%	690	8	4.51%
Total Commercial loans	4,019	51	5.03%	2,782	29	4.19%
Total loans held-for-investment (1)	7,487	83	4.44%	5,639	55	3.89%
Loans with government guarantees	291	3	3.72%	342	4	4.61%
Investment securities	3,233	22	2.69%	3,012	19	2.51%
Interest-earning deposits	112	—	1.67%	64	—	0.86%
Total interest-earning assets	15,354	152	3.95%	12,343	110	3.55%
Other assets	1,736			1,700
Total assets	$17,090			$14,043
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$548	$—	0.26%	$507	$—	0.18%
Savings deposits	3,490	7	0.81%	3,928	7	0.76%
Money market deposits	205	—	0.44%	276	1	0.46%
Certificates of deposit	1,619	6	1.45%	1,073	3	1.06%
Total retail deposits	5,862	13	0.92%	5,784	11	0.75%
Government deposits
Demand deposits	241	—	0.55%	235	—	0.39%
Savings deposits	483	2	1.11%	459	1	0.52%
Certificates of deposit	401	1	1.19%	318	—	0.63%
Total government deposits	1,125	3	1.02%	1,012	1	0.52%
Wholesale deposits and other	171	1	1.91%	8	—	0.39%
Total interest-bearing deposits	7,158	17	0.96%	6,804	12	0.72%
Short-term Federal Home Loan Bank advances	4,032	15	1.53%	1,822	3	0.73%
Long-term Federal Home Loan Bank advances	1,290	7	2.10%	1,200	6	1.87%
Other long-term debt	494	7	5.37%	493	6	5.04%
Total interest-bearing liabilities	12,974	46	1.41%	10,319	27	1.06%
Noninterest-bearing deposits (2)	2,213			1,991
Other liabilities	489			387
Stockholders’ equity	1,414			1,346
Total liabilities and stockholders' equity	$17,090			$14,043
Net interest income		$106			$83
Interest rate spread (3)			2.54%			2.49%
Net interest margin (4)			2.76%			2.67%
Ratio of average interest-earning assets to interest-bearing liabilities			118.3%			119.6%

(1)	Includes nonaccrual loans, for further information relating to nonaccrual loans, see Note 4 - Loans Held-for-Investment.

(2)	Includes noninterest-bearing custodial deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31,
	2018 Versus 2017 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$3	$9	$12
Loans held-for-investment
Residential first mortgage	1	2	3
Home equity	1	2	3
Total Consumer loans	2	4	6
Commercial Real Estate	6	6	12
Commercial and Industrial	2	5	7
Warehouse Lending	1	2	3
Total Commercial loans	9	13	22
Total loans held-for-investment	11	17	28
Loans with government guarantees	(1)	—	(1)
Investment securities	1	2	3
Total interest-earning assets	$14	$28	$42
Interest-Bearing Liabilities
Interest-bearing deposits	$4	$1	$5
Short-term Federal Home Loan Bank advances	8	4	12
Long-term Federal Home Loan Bank advances	1	—	1
Other long-term debt	1	—	1
Total interest-bearing liabilities	14	5	19
Change in net interest income	$—	$23	$23

Comparison to Prior Year Quarter

Net interest income increased $23 million, or 28 percent, for the three months ended March 31, 2018, compared to the same period in 2017. This increase was primarily driven by growth in average interest-earning assets of 24 percent, led by continued growth of our higher yielding commercial LHFI portfolio and higher average LHFS balances.

Our net interest margin for the three months ended March 31, 2018 was 2.76 percent, as compared to 2.67 percent for the three months ended March 31, 2017. The increase in net interest margin was driven by the growth in our commercial loan portfolio. This increase was partially offset by higher average rates on deposits. Our deposit costs remained well managed despite the rising rate environment and slight extension of duration driven by holding a higher percentage of certificates of deposits.

Average interest-earning assets increased $3.0 billion for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to an increase in LHFI and LHFS average balance. The LHFI portfolio increase was primarily driven by CRE and C&I portfolios increasing $1.1 billion, or 52 percent as we continued to build a diversified, higher yielding commercial loan portfolio. The LHFS portfolio increased $945 million primarily due to higher mortgage originations.

Average interest-bearing liabilities increased $2.7 billion for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to an increase in FHLB advances used to fund balance sheet growth. Average interest-bearing deposits increased $354 million led by higher wholesale, government and retail certificates of deposit being partially offset by a decline in retail savings deposits.

Provision for Loan Losses

Comparison to Prior Year Quarter

The provision for loan losses decreased to zero during the three months ended March 31, 2018, compared to a provision of $3 million during the three months ended March 31, 2017. The decrease in the provision reflects continued strong credit quality with lower levels of charge-offs coupled with growth in asset classes with lower credit risk.

For further information on the provision for loan losses see MD&A - Credit Quality.

Noninterest Income

The following tables provide information on our noninterest income along with additional details related to our net gain on loan sales and other mortgage metrics:

	Three Months Ended March 31,
	2018	2017	Change
	(Dollars in millions)
Net gain on loan sales	$60	$48	$12
Loan fees and charges	20	15	5
Deposit fees and charges	5	4	1
Loan administration income	5	5	—
Net return on mortgage servicing rights	4	14	(10)
Representation and warranty benefit	2	4	(2)
Other noninterest income	15	10	5
Total noninterest income	$111	$100	$11

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)	$7,722	$5,996
Net margin on mortgage rate lock commitments (fallout-adjusted) (1)(2)	0.77%	0.80%
Gain on loan sales + net return on the MSR	$64	$62
Capitalized value of mortgage servicing rights	1.27%	1.10%
Mortgage loans sold and securitized	7,247	4,484
Net margin on loans sold and securitized	0.82%	1.06%

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the level of interest rates.

(2)	Gain on loan sale volume is based on net gain on loan sales to fallout-adjusted mortgage rate lock commitments.

Comparison to Prior Year Quarter

Total noninterest income increased $11 million during the three months ended March 31, 2018, compared to the same period in 2017.

Net gain on loan sales increased $12 million during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase is due to a 29 percent increase in fallout-adjusted rate locks primarily driven by our 2017 mortgage acquisitions, partially offset by a 3 basis point decrease in net gain on loan sale margin as a result of increased pricing competition driven by a decline in mortgage market volume.

Loan fees and charges increased $5 million during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to a corresponding 30 percent increase in loan originations.

Net return on MSRs, including the impact of hedges, decreased $10 million during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The decrease was primarily the result of a decrease in servicing fee income driven by lower MSR balances and higher transaction costs resulting from MSR sales that occurred in 2018.

Other noninterest income increased $5 million during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase was primarily due to an increase in FHLB stock dividend income resulting from higher FHLB stock holdings and a supplemental dividend paid in the first quarter of 2018. The remaining increase was driven by higher income earned on our bank owned life insurance balances.

Noninterest Expense

The following table sets forth the components of our noninterest expense:

	Three Months Ended March 31,
	2018	2017	Change
	(Dollars in millions)
Compensation and benefits	$80	$72	$8
Commissions	18	10	8
Occupancy and equipment	30	22	8
Federal insurance premiums	6	3	3
Loan processing expense	14	12	2
Legal and professional expense	6	7	(1)
Other noninterest expense	19	14	5
Total noninterest expense	$173	$140	$33
Efficiency ratio	79.7%	76.8%	2.9%
Number of FTE	3,659	2,948	711

Comparison to Prior Year Quarter

Noninterest expense increased $33 million to $173 million during the three months ended March 31, 2018, compared to $140 million during the three months ended March 31, 2017.

Compensation and benefits expense increased $8 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to higher headcount, driven by acquisitions. Opes employees accounted for 449 of the 711 increase in FTEs.

Commissions increased $8 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to higher loan origination volume.

Occupancy and equipment expense increased $8 million during the three months ended March 31, 2018 compared to the same period in 2017, primarily due to a higher average depreciable asset base and an increase in vendor services supporting the growth in our business.

Other noninterest expense increased $5 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to an increase in the FDIC assessment driven by higher commercial loan balances and an increase in advertising expenses to support strategic initiatives to raise brand awareness.

Provision (benefit) for Income Taxes

Comparison to Prior Year Quarter

Our provision for income taxes for the three months ended March 31, 2018 was $9 million compared to a provision of $13 million during the three months ended March 31, 2017. This decrease is primarily due to the reduction in the statutory corporate tax rate from 35 percent to 21 percent, as a result of the Tax Cuts and Jobs Act. Our effective tax provision rate for the three months ended March 31, 2018 was 20.1 percent compared to 33.1 percent for the three months ended March 31, 2017. Our effective tax provision rate for the three months ended March 31, 2018 differs from the combined federal and state statutory tax rate primarily due to non-taxable bank owned life insurance and other tax-exempt earnings, partially offset by nondeductible expenses.

Operating Segments

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 18 - Segment Information.

Community Banking

Our Community Banking segment services consumer, governmental and commercial customers in our banking footprint. We also serve home builders, correspondents, and commercial customers on a national basis.

Our commercial customers are from a diversified range of industries including financial, insurance, service, manufacturing, and distribution. We offer financial products to these customers for use in their normal business operations and financing of working capital needs, equipment purchases and other capital investments. Additionally, our commercial real estate business supports income producing real estate and residential properties. These loans are made to finance properties such as owner-occupied, retail, office, multi-family apartment buildings, industrial buildings, and residential developments.

Our Community Banking segment has seen continued growth and our transformation into a commercial bank continues to be a key component in our overall business model. Our commercial loan portfolio has grown to $4.6 billion as of March 31, 2018, representing a 49 percent increase from March 31, 2017.

On March 12, 2018, we closed the purchase of the mortgage loan warehouse business from Santander Bank, with approximately $500 million outstanding warehouse loans and $1.7 billion in commitments. This acquisition strengthens our mortgage loan warehouse business and brings on a seasoned sales and operations team. With the addition of this acquisition to our existing warehouse lending business, we are the fourth largest warehouse lender in the country.

On March 19, 2018, we completed the acquisition of eight Desert Community Bank branches in San Bernardino County, California, with approximately $600 million in deposits and $60 million in loans. This acquisition provides us with low cost, stable deposits to fund balance sheet growth.

Mortgage Originations

We are a leading national originator of residential first mortgages. Our Mortgage Origination segment originates, acquires and sells one-to-four family residential mortgage loans. We utilize multiple channels to originate or acquire mortgage loans in all 50 states.

We continue to leverage technology to streamline the mortgage origination process, thereby bringing service and convenience to borrowers and correspondents. We also continue to make available to our customers various web-based tools that facilitate the mortgage loan process through each of our production channels.

Mortgage Servicing

The Mortgage Servicing segment services and subservices mortgage loans for others through a scalable servicing platform on a fee for service basis and may also collect ancillary fees and earn income through the use of noninterest bearing escrows. The loans we service generate escrow deposits which provide a stable low cost funding source. Revenue for those serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the status of the underlying loans. The Mortgage Servicing segment also services residential mortgages for our LHFI portfolio in the Community Banking segment and our MSR portfolio in the Mortgage Originations segment for which it earns segment revenue via an intercompany service fee allocation.

The following table presents residential loans serviced and the number of accounts associated with those loans.

	March 31, 2018		December 31, 2017
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Residential loan servicing
Serviced for own loan portfolio (2)	$7,629	32,185	$7,013	29,493
Serviced for others	18,767	77,426	25,073	103,137
Subserviced for others (3)	77,748	360,396	65,864	309,814
Total residential loans serviced	$104,144	470,007	$97,950	442,444

(1)	UPB, net of write downs, does not include premiums or discounts.

(2)	Includes LHFI (residential first mortgage and home equity), LHFS (residential first mortgage), loans with government guarantees (residential first mortgage), and repossessed assets.

(3)	Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs. Includes repossessed assets.

Other

The Other segment includes the treasury functions, which include, the impact of interest rate risk management, balance sheet funding activities and the administration of the investment securities portfolios, as well as miscellaneous other expenses of a corporate nature. In addition, the Other segment includes revenue and expenses not directly assigned or allocated to the Community Banking, Mortgage Originations or Mortgage Servicing segments.

OPERATING SEGMENT PERFORMANCE

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 18 - Segment Information.

The following tables present financial information by business segment for the periods indicated:

	Three Months Ended March 31, 2018
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$70	$31	$2	$3	$106
Net gain (loss) on loan sales	(2)	62	—	—	60
Other noninterest income	8	19	19	5	51
Total net interest income and noninterest income	76	112	21	8	217
(Provision) benefit for loan losses	(1)	—	—	1	—
Compensation and benefits	(17)	(29)	(4)	(30)	(80)
Other noninterest expense	(26)	(41)	(16)	(10)	(93)
Total noninterest expense	(43)	(70)	(20)	(40)	(173)
Income (loss) before overhead allocations and income taxes	32	42	1	(31)	44
Overhead allocations	(11)	(18)	(5)	34	—
Provision for income taxes	4	5	—	—	9
Net income (loss)	$17	$19	$(4)	$3	$35
Intersegment revenue	$(1)	$—	$5	$(4)	$—

Average balances
Loans held-for-sale	$12	$4,219	$—	$—	$4,231
Loans with government guarantees	—	291	—	—	291
Loans held-for-investment	7,452	6	—	29	7,487
Total assets	7,639	5,527	35	3,889	17,090
Deposits	7,830	—	1,541	—	9,371
(1) Income and expenses relating to operating leases and the CCD income for subservicing clients, have been reclassified to net interest income.

	Three Months Ended March 31, 2017
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$51	$30	$3	$(1)	$83
Net gain (loss) on loan sales	(2)	50	—	—	48
Other noninterest income	8	26	16	2	52
Total net interest income and noninterest income	57	106	19	1	183
(Provision) benefit for loan losses	(2)	(2)	—	1	(3)
Compensation and benefits	(16)	(20)	(4)	(32)	(72)
Other noninterest expense	(20)	(27)	(16)	(5)	(68)
Total noninterest expense	(36)	(47)	(20)	(37)	(140)
Income (loss) before overhead allocations and income taxes	19	57	(1)	(35)	40
Provision (benefit) for income taxes	3	14	(2)	(2)	13
Overhead allocation	(10)	(17)	(6)	33	—
Net income (loss)	$6	$26	$(5)	$—	$27
Intersegment revenue	$(1)	$—	$5	$(4)	$—

Average balances
Loans held-for-sale	$20	$3,266	$—	$—	$3,286
Loans with government guarantees	—	342	—	—	342
Loans held-for-investment	5,605	5	—	29	5,639
Total assets	5,675	4,602	40	3,726	14,043
Deposits	7,455	—	1,340	—	8,795
(1) Income and expenses relating to operating leases and the CCD income for subservicing clients, have been reclassified to net interest income.

Community Banking

Comparison to Prior Year Quarter

The Community Banking segment reported net income of $17 million for the three months ended March 31, 2018, compared to $6 million for the three months ended March 31, 2017. The $11 million increase in net income was primarily due to a $19 million increase in net interest income driven by average commercial loan growth of $1.2 billion from March 31, 2017 to March 31, 2018. The increase in net interest income was partially offset by a $7 million increase in noninterest expense primarily driven by higher compensation and benefits expense to support our balance sheet growth initiatives and increased FDIC premiums due primarily to higher commercial balances.

Mortgage Originations

Comparison to Prior Year Quarter

The Mortgage Originations segment reported net income of $19 million for the three months ended March 31, 2018, compared to $26 million for the three months ended March 31, 2017. The decrease was primarily due to a $10 million decrease in net return on MSRs driven by a 22 percent decrease in our average MSR asset as a result of MSR sales. In an effort to grow our subservicing business, we retained the majority of the subservicing on these MSR sales.

In addition, our 2017 mortgage acquisitions drove increased mortgage volume resulting in $1.7 billion higher fallout-adjusted locks during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Consequently, net gain on loan sales and loan fees and charges increased $12 million and $3 million, respectively, offset by an increase in variable expenses as commissions rose by $7 million. Additionally, these acquisitions led to higher headcount, resulting in a $9 million increase in compensation and benefits.

Mortgage Servicing

Comparison to Prior Year Quarter

The Mortgage Servicing segment reported a net loss of $4 million for the three months ended March 31, 2018, compared to a net loss of $5 million for the three months ended March 31, 2017, primarily due to a $3 million increase in loan administration income. This increase was led by an increase in loans subserviced for others which grew to over 360,000 accounts at March 31, 2018, driven by MSR sales for which we retained the majority of the subservicing. Portfolio mix and higher interest rates paid to subservicing clients for custodial balances drove a partially offsetting decrease in net interest income.

Other

Comparison to Prior Year Quarter

The Other segment reported net income of $3 million for the three months ended March 31, 2018, compared to net income of less than $1 million for the three months ended March 31, 2017. The $3 million increase was primarily due to a FHLB stock supplemental dividend received in the first quarter of 2018.

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

A comprehensive discussion of risks affecting us can be found in the Risk Factors section included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. Some of the more significant processes used to manage and control credit, market, liquidity and operational risks are described in the following paragraphs.

Credit Risk

Credit risk is the risk of loss to us arising from an obligor’s inability or failure to meet contractual payment or performance terms. We provide loans, extend credit, and enter into financial derivative contracts, all of which have related credit risk.

We maintain a strict credit limit, in compliance with regulatory requirements, in order to maintain a diversified loan portfolio and manage credit exposure to any one borrower or obligor. Under the Home Owners Loan Act ("HOLA"), savings associations are generally subject to national bank limits on loans to one borrower. Generally, per HOLA, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 and Tier 2 capital plus any portion of the allowance for loan losses not included in the Tier 2 capital. This limit was $251 million as of March 31, 2018.

We maintain a more conservative maximum internal Bank limit than required by HOLA, of $100 million (commitment level) to any one borrower/obligor relationship, with the exception of warehouse borrower/obligor relationships which have an internal Bank limit of $125 million. We have a tracking and reporting process to monitor lending concentration levels and all credit exposures to a single borrower that exceed $50 million must be approved by the Board of Directors. As part of the Santander warehouse acquisition, the Board of Directors approved a short term exception to the limit on loans to an individual borrower/obligor for three warehouse borrowers while Flagstar completes a syndication process to reduce exposure down to the $125 million limit.

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

Loan Originations

The following table presents loan originations by portfolio:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Consumer loans
Residential first mortgage	$7,886	$5,903
Home equity (1)	65	56
Total consumer loans	7,951	5,959
Commercial loans (2)	169	271
Total loan originations	$8,120	$6,230

(1)	Includes second mortgage loans, HELOC loans, and other consumer loans.

(2)	Includes newly committed CRE and C&I loans that were net funded within the period.

Loans held-for-investment

The following table summarizes loans held-for-investment by category:

	March 31, 2018	December 31, 2017	Change
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,818	$2,754	$64
Home equity	671	664	7
Other	25	25	—
Total consumer loans	3,514	3,443	71
Commercial loans
Commercial real estate (1)	1,985	1,932	$53
Commercial and industrial	1,228	1,196	32
Warehouse lending	1,407	1,142	265
Total commercial loans	4,620	4,270	350
Total loans held-for-investment	$8,134	$7,713	$421

(1)	Includes NBV of $325 million and $307 million of owner occupied commercial real estate loans at March 31, 2018 and December 31, 2017, respectively.

Loans held-for-investment increased $421 million from December 31, 2017 to March 31, 2018. This increase was due to our continued effort to grow both the consumer and commercial loan portfolios, combined with our acquisitions of Santander Bank's warehouse loans and Desert Community Bank loans.

We continue to strengthen our Community Banking segment by improving margins through the additions of higher yielding loans. The commercial loan portfolio grew $350 million, or 8 percent, from December 31, 2017 to March 31, 2018, led by a $265 million increase in warehouse loans.

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

The following table presents our total residential first mortgage LHFI by major category:

	March 31, 2018	December 31, 2017
	(Dollars in millions)
Estimated LTVs (1)
Less than 80% and refreshed FICO scores (2):
Equal to or greater than 660	$2,452	$2,441
Less than 660	82	73
80% and greater and refreshed FICO scores (2):
Equal to or greater than 660	212	168
Less than 660	23	12
U.S. government guaranteed	49	60
Total	$2,818	$2,754
Geographic region
California	$1,175	$1,127
Michigan	279	275
Florida	203	201
Texas	191	182
Washington	173	169
Illinois	104	101
Arizona	76	76
Colorado	65	69
Maryland	63	65
New York	61	62
Others	428	427
Total	$2,818	$2,754

(1)	LTVs reflect UPB, at the date reported, as a percentage of property values as appraised at loan origination.

(2)	FICO scores are updated at least on a quarterly basis or more frequently if available.

The following table presents our total residential first mortgage LHFI by year of origination:

	2018	2017	2016	2015	2014 and Prior	Total
	(Dollars in millions)
Residential first mortgage loans (UPB)	$174	$846	$632	$718	$448	$2,818
Percent of total	6.2%	30.0%	22.4%	25.5%	15.9%	100.0%

Home equity. Our home equity portfolio includes first and second lien positions for HELOANs and HELOCs. These loans require full documentation and are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANS is capped at 43 percent and for HELOCs is capped at 45 percent. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 660. Current second mortgage loans/HELOANS are fixed rate loans and are available with terms up to 15 years. HELOC loans are variable-rate loans that contain a 10-year draw period followed by a 20-year amortizing period.

Commercial real estate loans. The commercial real estate portfolio is largely based in Michigan and has limited exposure to big box retail centers and malls. The majority of our retail exposure is to high-quality, single tenant locations, including many drug stores, all of which are underwritten on strong credit metrics. Generally, the maximum LTV is 80 percent, or 85 percent for owner-occupied real estate, and debt service coverage of 1.20 to 1.35 times. At March 31, 2018, our average LTV and average debt service coverage for our CRE portfolio was 53 percent and 2.00 times, respectively. This portfolio also includes owner occupied real estate loans and secured home builder loans.

We have built a national home builder finance program which has helped grow our balance sheet, increase commercial deposits and generate incremental revenue through our retail purchase mortgage channel. Through this program, we now finance and have active relationships with homebuilders nationwide. At March 31, 2018, loans committed to home builders totaled $1.1 billion, of which $614 million UPB was drawn or used. Of that, $110 million UPB is unsecured which is included in our C&I portfolio and $504 million UPB is collateralized and included in either the single family residence or land-residential categories of our CRE portfolio.

The following table presents our total CRE LHFI by collateral location and collateral type:

	Michigan	Texas	Colorado	Florida	California	Other	Total	% by collateral type
	(Dollars in millions)
March 31, 2018
Single family residence (1)	$17	$80	$109	$85	$31	$59	$381	19.2%
Owner occupied	232	4	—	2	28	59	325	16.4%
Multi family	128	39	14	22	8	81	292	14.7%
Retail (2)	180	3	6	4	7	71	271	13.7%
Office	171	—	—	3	16	9	199	10.0%
Land - Residential (3)	7	27	32	25	35	38	164	8.3%
Hotel/motel	86	17	—	—	—	23	126	6.3%
Senior Living facility	29	—	—	—	—	63	92	4.6%
Industrial	38	—	—	—	—	28	66	3.3%
Parking garage/Lot	20	—	—	—	—	—	20	1.0%
Non Profit	1	—	1	3	2	3	10	0.5%
Shopping Mall (4)	—	—	—	—	—	26	26	1.3%
All other (5)	5	2	—	—	1	5	13	0.7%
Total	$914	$172	$162	$144	$128	$465	$1,985	100.0%
Percent by state	46.0%	8.7%	8.2%	7.3%	6.4%	23.4%	100.0%

(1)	Includes home builder loans secured by SFR 1-4 properties whether under construction or completed.

(2)	Includes multipurpose retail space, neighborhood centers, strip centers and single-use retail space.

(3)	Includes home builder loans secured by land. Land residential includes development and unimproved vacant land.

(4)	Comprised of one shopping mall

(5)	All other primarily includes: marina, movie theater, data centers etc.

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

The following table presents our total C&I LHFI by borrower's geographic location and industry type:

	Michigan	Texas	California	Virginia	Louisiana	Other	Total	% by industry
	(Dollars in millions)
March 31, 2018
Industry Type
Financial & Insurance	$16	$5	$—	$72	$13	$222	$328	26.7%
Services	91	—	37	—	25	60	213	17.3%
Manufacturing	67	5	26	—	—	99	197	16.0%
Home builder finance	—	82	—	—	25	2	109	8.9%
Healthcare	25	7	1	—	—	73	106	8.6%
Distribution	78	—	19	—	—	—	97	7.9%
Rental & leasing	55	—	—	—	—	27	82	6.7%
Government & education	29	—	—	—	—	47	76	6.2%
Commodities	5	—	—	—	—	6	11	0.9%
Servicing advances	—	—	—	—	—	9	9	0.7%
Total	$366	$99	$83	$72	$63	$545	$1,228	100.0%
Percent by state	29.8%	8.1%	6.8%	5.9%	5.1%	44.4%	100.0%

Warehouse lending. We offer warehouse lines of credit to other mortgage lenders which allow the lender to fund the closing of residential mortgage loans. Each extension, advance, or draw-down on the line is fully collateralized by residential mortgage loans and is paid off when the lender sells the loan to an outside investor or, in some instances, to the Bank. For the three months ended March 31, 2018, the warehouse advance amount of loans sold to the Bank totaled $2.3 billion, or 32 percent of total loans, as compared to $2.3 billion, or 39 percent of total loans for the three months ended March 31, 2017.

Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. We have a national platform with relationship managers across the country. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at March 31, 2018 was $4.3 billion, of which $1.4 billion was outstanding, compared to $2.8 billion at December 31, 2017, of which $1.1 billion was outstanding. This increase is primarily due to our acquisition of the warehouse loan portfolio from Santander Bank.

Credit Quality

Trends in certain credit quality characteristics such as nonperforming loans and past due statistics remain very strong and continue to show improvement. This is predominantly a result of our focus on effectively managing credit risk and our sales of legacy portfolios that included greater levels of nonperforming and TDR loans which have been replaced by new loans with strong credit characteristics. The credit quality of our loan portfolios is demonstrated by low delinquency levels, minimal charge-offs and low levels of nonperforming loans.

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

Nonperforming assets

The following table sets forth our nonperforming assets:

	March 31, 2018	December 31, 2017
	(Dollars in millions)
LHFI
Consumer loans
Residential first mortgage	$13	$12
Home equity	1	1
Total nonperforming LHFI	14	13
TDRs
Consumer loans
Residential first mortgage	10	12
Home equity	5	4
Total nonperforming TDRs	15	16
Total nonperforming LHFI and TDRs (1)	29	29
Real estate and other nonperforming assets, net	5	8
LHFS	11	9
Total nonperforming assets	$45	$46
Nonperforming assets to total assets (2)	0.19%	0.22%
Nonperforming LHFI and TDRs to LHFI	0.35%	0.38%
Nonperforming assets to LHFI and repossessed assets (2)	0.42%	0.48%

(1)	Includes less than 90 day past due performing loans placed on nonaccrual. Interest is not being accrued on these loans.

(2)	Ratio excludes LHFS.

At March 31, 2018, we had $45 million of nonperforming assets compared to $46 million of nonperforming assets at December 31, 2017. The consistent low levels of nonperforming loans reflect our focus on growing our loan portfolios with strong credit quality loans.

The following table sets forth activity related to our nonperforming LHFI and TDRs:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Beginning balance	$29	$40
Additions	4	8
Reductions
Principal payments and loan sales	(2)	(20)
Charge-offs	—	—
Returned to performing status	(1)	—
Transfers to REO	(1)	—
Total nonperforming LHFI and TDRs (1)	$29	$28

(1)	Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

During the three months ended March 31, 2018, we did not sell any nonperforming loans. In an effort to improve the credit quality of our portfolio, during the three months ended March 31, 2017, we sold $34 million UPB of nonperforming consumer loans, which included $2 million of TDRs.

Delinquencies

The following table sets forth our 30-89 days past due performing LHFI:

	March 31, 2018	December 31, 2017
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$3	$4
Home equity	2	1
Total performing loans past due 30-89 days	$5	$5

As a result of our continued focus on growing our loan portfolio with high quality loans, early stage delinquencies remained low as loans 30 to 89 days past were $5 million at both March 31, 2018 and December 31, 2017. There were no past due commercial loans at March 31, 2018 or December 31, 2017.

For further information, see Note 4 - Loans Held-for-Investment.

Troubled debt restructurings (held-for-investment)

Troubled debt restructurings ("TDRs") are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted as a result. Nonperforming TDRs are included in nonaccrual loans and remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms. Performing TDRs are excluded from nonaccrual loans, because based on our evaluation, it is reasonably assured that all contractual principal and interest due under the restructured terms will be collected.

The following table sets forth a summary of TDRs by performing status:

	March 31, 2018	December 31, 2017
	(Dollars in millions)
Performing TDRs
Residential first mortgage	$20	$19
Home equity	24	24
Commercial and industrial	5	—
Total performing TDRs	49	43
Nonperforming TDRs
Nonperforming TDRs	5	5
Nonperforming TDRs at inception but performing for less than six months	10	11
Total nonperforming TDRs	15	16
Total TDRs (1)	$64	$59

(1)	The ALLL on TDR loans totaled $13 million at both March 31, 2018 and December 31, 2017.

At March 31, 2018 our total TDR loans increased $5 million as compared to December 31, 2017 primarily due to the addition of a C&I loan. Of our total TDR loans, 76.5 percent were in performing status at March 31, 2018, as compared to 73.7 percent at December 31, 2017.

For further information, see Note 4 - Loans Held-for-Investment.

Allowance for Loan Losses

The ALLL represents management's estimate of probable losses that are inherent in our LHFI portfolio but which have not yet been realized. For further information, see Note 4 - Loans Held-for-Investment.

The ALLL was $139 million and $140 million at March 31, 2018 and December 31, 2017, respectively. The decrease was primarily driven by continued strong credit quality, including lower levels of net charge-offs and delinquencies offset by growth in the LHFI portfolio of $421 million UPB.

The ALLL as a percentage of LHFI decreased to 1.7 percent as of March 31, 2018 from 1.8 percent as of December 31, 2017, primarily attributable to growth of $421 million UPB consisting of assets in both the consumer and commercial loan portfolios. At March 31, 2018, we had a 2.0 percent allowance coverage of our consumer loan portfolio and a 1.5 percent allowance coverage of our commercial loan portfolio, reflecting continued low levels of delinquencies and net charge-offs in the LHFI portfolio.

The following table sets forth certain information regarding the allocation of our ALLL to each loan category:

	March 31, 2018
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Allowance as a Percent of Loan Portfolio
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,810	34.6%	$47	1.7%
Home Equity	667	8.3%	21	3.1%
Other	25	0.3%	1	4.0%
Total consumer loans	3,502	43.2%	69	2.0%
Commercial loans
Commercial real estate	1,985	24.4%	44	2.2%
Commercial and industrial	1,228	15.1%	20	1.6%
Warehouse lending	1,407	17.3%	6	0.4%
Total commercial loans	4,620	56.8%	70	1.5%
Total consumer and commercial loans (1)	$8,122	100.0%	$139	1.7%

(1)	Excludes loans carried under the fair value option.

The following table presents changes in ALLL:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Beginning balance	$140	$142
Provision for loan losses	—	3
Charge-offs
Consumer loans
Residential first mortgage	(1)	(4)
Home equity	(1)	—
Other consumer	—	(1)
Total consumer loans	(2)	(5)
Total charge offs	(2)	(5)
Recoveries
Consumer loans
Home equity	1	—
Other consumer	—	1
Total consumer loans	1	1
Total recoveries	1	1
Charge-offs, net of recoveries	(1)	(4)
Ending balance	$139	$141
Net charge-off to LHFI ratio (1)	0.06%	0.27%

(1)	Excludes loans carried at fair value.

Net charge-offs for the three months ended March 31, 2018 decreased to $1 million, compared to $4 million for the three months ended March 31, 2017. Over the same periods, net charge-offs as a percentage of average LHFI decreased to 0.06 percent from 0.27 percent. The decrease in net charge-offs and net charge-offs as a percentage of LHFI reflects the credit quality of our loan portfolio, combined with sales of nonperforming loans during 2017.

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

Net interest income sensitivity

Management uses a simulation model to analyze the sensitivity of net interest income to changes in interest rates across various interest rate scenarios which demonstrates the level of interest rate risk inherent in the existing balance sheet. The analysis holds the current balance sheet values constant and does not take into account management intervention. In addition, we assume certain correlation rates, often referred to as a “deposit beta,” for interest-bearing deposits, wherein the rates paid to customers change relative to changes in benchmark interest rates. The effect on net interest income over a 12 month time horizon due to hypothetical changes in market interest rates is presented in the table below. In this interest rate shock simulation, as of the periods presented, interest rates have been adjusted by instantaneous parallel changes rather than in a ramp simulation which applies interest rate changes over time. All rates, short-term and long-term, are changed by the same amount (plus or minus 200 basis points) resulting in the shape of the yield curve remaining unchanged. The minus 200 basis point shock scenario is effectively a flattener scenario as rates are floored at zero given the current interest rate levels. For the scenarios simulated, our established internal policy limit on the change in net interest income, is 15 percent. At March 31, 2018 and December 31, 2017, the results of the simulation were within the internal policy limit.

March 31, 2018
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$451	$26	6.0%
Constant	425	—	—%
(200)	392	(33)	(7.8)%
December 31, 2017
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$449	$16	3.6%
Constant	433	—	—%
(200)	397	(37)	(8.5)%

In the net interest income simulations, our balance sheet exhibits slight asset sensitivity. When interest rates rise our net interest income increases. Conversely, when interest rates fall our net interest income decreases. At March 31, 2018, the $8 million decrease in the net interest income in the constant scenario as compared to December 31, 2017 was primarily driven by curve flattening.

As of March 31, 2018, we have also projected the potential impact to net interest income in a hypothetical "bear flattener" interest rate scenario, in which short-term interest rates have been instantaneously increased by 100 basis points while holding the longer term interest rates constant. Over a 12-month and 24-month period, based on our existing balance sheet, the simulation resulted in a loss of $38 million and $77 million, respectively.

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

Economic value of equity

Management also utilizes EVE, a point in time analysis of the economic value of our current balance sheet position, which measures interest rate risk over a longer term. The EVE calculation represents a hypothetical valuation of equity, and is defined as the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The assessment of both short-term earnings (Net Interest Income Sensitivity) and long-term valuation (EVE) approaches provides a more comprehensive analysis of interest rate risk exposure than Net Interest Income Sensitivity alone.

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

The following table is a summary of the changes in our EVE that are projected to result from hypothetical changes in market interest rates as well as our internal policy limits for changes in our EVE based on the different scenarios. The interest rates, as of the dates presented, are adjusted by instantaneous parallel rate increases and decreases as indicated in the scenarios shown in the table below.

March 31, 2018					December 31, 2017
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change	Policy Limits
(Dollars in millions)
300	$1,735	10.3%	$(100)	(5.5)%	300	$1,941	11.6%	$(172)	(8.1)%	22.5%
200	1,789	10.7%	(46)	(2.5)%	200	2,020	12.0%	(93)	(4.4)%	15.0%
100	1,831	10.9%	(4)	(0.3)%	100	2,089	12.4%	(24)	(1.2)%	7.5%
Current	1,835	10.9%	—	—%	Current	2,113	12.6%	—	—%	—%
(100)	1,783	10.6%	(52)	(2.9)%	(100)	2,082	12.4%	(31)	(1.5)%	7.5%

Our balance sheet exhibits liability sensitivity in a rising interest rate scenario as the EVE decreases. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice exceeding the amount of assets repriced in the +200 scenario. At March 31, 2018 and December 31, 2017, for each scenario shown, the percentage change in our EVE is within our internal policy limit.

Derivative financial instruments

As a part of our risk management strategy, we use derivative financial instruments to minimize fluctuation in earnings caused by interest rate risk. We use interest rate swaps, swaptions and forward sales commitments to hedge our mortgage origination pipeline, funded mortgage LHFS and MSRs. All of our derivatives and mortgage loan production originated for sale are accounted for at fair market value. Changes to mortgage commitments are based on changes in fair value of the underlying loan, which is impacted most significantly by changes in interest rates and changes in the probability that the loan will not fund within the terms of the commitment, referred to as a fallout factor or pull through rate. Market risk on interest rate lock commitments and mortgage LHFS is managed using corresponding forward sale commitments. The adequacy of these hedging strategies, the ability to fully or partially hedge market risk, rely on various assumptions or projections, including a fallout factor, which is based on a statistical analysis of our actual rate lock fallout history. For further information, see Note 8 - Derivative Financial Instruments and Note 17 - Fair Value Measurements.

Mortgage Servicing Rights (MSRs)

Our MSRs are sensitive to interest rate volatility and are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve. We utilize derivatives and other fair value assets as part of our overall hedging strategy to manage the impact of changes in the fair value of the MSRs, however these risk management strategies do not completely eliminate repricing risk. Our hedging strategies rely on assumptions and projections regarding assets and general market factors, many of which are outside of our control. If one or more of these assumptions or projections proves to be incorrect our hedging strategies may not adequately mitigate the impact of changes in interest rates or prepayment speeds, and as a result may negatively impact earnings. For further information, see Note 7 - Mortgage Servicing Rights, Note 8 - Derivative Financial Instruments and Note 17 - Fair Value Measurements.

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

Parent Company Liquidity

The Company obtains its liquidity primarily from dividends from the Bank. The primary uses of the Company's liquidity are debt service and operating expenses, which includes compensation and benefits, legal and professional expense and general and administrative expenses. At March 31, 2018, the Company held $220 million of cash at the Bank, or 6.3 years of expense and debt service coverage when excluding the redemption of $250 million of senior notes which mature on July 15, 2021.

The OCC regulates all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. A subsidiary of a savings and loan holding company, such as the Bank, is required to file a notice or application with the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies as an eligible association under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. Additional restrictions on dividends apply if the Bank fails the QTL test. At March 31, 2018, as reported to the OCC, we passed the QTL test.

In addition, as a subsidiary of a savings and loan holding company a 30-day notice from the Bank must be provided to the Federal Reserve prior to declaring or paying dividends and under the Supervisory Agreement, the Company agreed to request prior non-objection of the Federal Reserve to pay any dividends or make any other capital distributions. In the first quarter of 2018, we paid dividends of $34 million from the Bank to the Bancorp.

For further information and restrictions related to the Bank's payment of dividends, see MD&A - Capital.

Bank Liquidity

We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, private party whole loan sales, or by pledging them to the FHLB of Indianapolis and borrowing against them. We use the FHLB of Indianapolis as a significant source for funding our residential mortgage banking business due to the flexibility in terms which allows us to borrow or repay borrowings as daily cash needs require.

We have arrangements with the FRB of Chicago to borrow from its discount window. The discount window is a borrowing facility that we may utilize for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge investment securities and loans that are eligible based on FRB of Chicago guidelines. At March 31, 2018 and December 31, 2017, we had no borrowings outstanding against this line of credit.

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

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our LHFI portfolio is funded with stable core deposits whereas our warehouse and LHFS may be funded with FHLB borrowings and custodial deposits.

Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity.

Liquidity Table

	March 31, 2018	December 31, 2017	Change
	(Dollars in millions)
Demand deposit accounts	$1,495	$1,219	$276
Savings accounts	3,521	3,553	(32)
Money market demand accounts	242	193	49
Certificates of deposit/CDARS	1,840	1,493	347
Total retail deposits	7,098	6,458	640
Government deposits	1,245	1,073	172
Wholesale deposits	227	45	182
Custodial deposits	1,416	1,358	58
Total deposits	$9,986	$8,934	$1,052
Federal Home Loan Bank advances	$5,433	$5,665	$(232)
Other long-term debt	494	494	—
Total borrowed funds	$5,927	$6,159	$(232)

Deposits

The following table presents a composition of our deposits:

	March 31, 2018		December 31, 2017
	Balance	% of Deposits	Balance	% of Deposits	Change
	(Dollars in millions)
Retail deposits
Branch retail deposits
Demand deposit accounts	$1,190	11.9%	$931	10.4%	$259
Savings accounts	3,443	34.5%	3,482	39.0%	(39)
Money market demand accounts	159	1.6%	124	1.4%	35
Certificates of deposit/CDARS (1)	1,828	18.3%	1,491	16.7%	337
Total branch retail deposits	6,620	66.3%	6,028	67.5%	592
Commercial retail deposits
Demand deposit accounts	305	3.1%	288	3.2%	17
Savings accounts	78	0.8%	71	0.8%	7
Money market demand accounts	83	0.8%	69	0.8%	14
Certificates of deposit/CDARS (1)	12	0.1%	2	—%	10
Total commercial retail deposits	478	4.8%	430	4.8%	48
Total retail deposits	$7,098	71.1%	$6,458	72.3%	$640
Government deposits
Demand deposit accounts	$342	3.4%	$251	2.8%	$91
Savings accounts	499	5.0%	446	5.0%	53
Certificates of deposit/CDARS (1)	404	4.0%	376	4.2%	28
Total government deposits (2)	1,245	12.4%	1,073	12.0%	172
Wholesale deposits	227	2.3%	45	0.5%	182
Custodial deposits (3)	1,416	14.2%	1,358	15.2%	58
Total deposits (4)	$9,986	100.0%	$8,934	100.0%	$1,052

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.7 billion and $1.4 billion at March 31, 2018 and December 31, 2017, respectively.

(2)	Government deposits include funds from municipalities and schools.

(3)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $4.6 billion and $4.2 billion at March 31, 2018 and December 31, 2017, respectively.

Total deposits increased $1.1 billion, or 11.8 percent at March 31, 2018, compared to December 31, 2017, primarily due to growth in branch retail deposits driven by the acquisition of eight branches from Desert Community Bank. In addition to external growth through the acquisition, our deposit strategy continues to include organic growth with our existing customer base, expansion in our subservicing business and by investing in technology to support online banking.

We utilize local governmental agencies and other public units, as an additional source for deposit funding. We are not required to hold collateral against our government deposits from Michigan government entities as they are covered by the Michigan Business and Growth Fund. We are required to hold collateral on our government deposits in California that are in excess of $250,000. Government deposit accounts include $404 million of certificates of deposit with maturities typically less than one year and $841 million in checking and savings accounts at March 31, 2018.

Custodial deposits arise due to our servicing or sub-servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. Certain deposits require us to reimburse the owner for the spread on these funds. This cost is a component of net loan administration income. Custodial deposits and short term FHLB advances are used to fund our most liquid assets including LHFS and warehouse loans. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's HFI loan-to-deposit ratio, which excludes warehouse loans and custodial deposits, was 84 percent at March 31, 2018.

We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50 million. At March 31, 2018, we had $178 million of total CDs enrolled in the CDARS program, a decrease of $12 million from December 31, 2017.

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

The FHLB provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, home equity lines of credit, and commercial real estate loans. At March 31, 2018, we had the authority and approval from the FHLB to utilize a line of credit of up to $10 billion and we may access that line to the extent that collateral is provided. At March 31, 2018, we had $5.4 billion of advances outstanding and an additional $1.4 billion of collateralized borrowing capacity available at the FHLB.

Federal Reserve Discount Window

At March 31, 2018, we pledged collateral to the Federal Reserve Discount Window amounting to $485 million with a lendable value of $444 million. At December 31, 2017, we pledged collateral to the Federal Reserve Discount Window amounting to $467 million with a lendable value of $433 million. At March 31, 2018 and December 31, 2017, we had no borrowings outstanding against this line of credit.

Debt

As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock (trust preferred securities). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At March 31, 2018, we had no deferred interest payments.

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

In the three months ended March 31, 2018, we experienced net charge-offs of less than $1 million and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages. These charge-offs arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss, all or in part, of the guarantee.

Our loans with government guarantees portfolio totaled $286 million at March 31, 2018, as compared to $271 million at December 31, 2017. The increase is primarily due to new purchases out-pacing loans transferred to LHFS and resold to Ginnie Mae.

For further information, see Note 5 - Loans with Government Guarantees.

Representation and warranty reserve

When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac). An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Financial Condition, which was $13 million at March 31, 2018, as compared to $15 million at December 31, 2017.

Regulatory Risks

Consent Orders

On September 29, 2014, the Bank entered into a Consent Order with the CFPB. The Consent Order relates to alleged violations of federal consumer financial laws arising from the Bank’s residential first mortgage loan loss mitigation practices and default servicing operations dating back to 2011. Under the terms of the Consent Order, the Bank paid $28 million for borrower remediation and $10 million in civil money penalties. The settlement does not involve any admission of wrongdoing on the part of the Bank or our employees, directors, officers, or agents. For further information and a complete description of all of the terms of the Consent Order, please refer to the copy of the Supervisory Agreement filed with the SEC as an exhibit to our 2016 Form 10-K for the year ended December 31, 2016.

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

Department of Justice Settlement Agreement

On February 24, 2012, the Bank entered into a Settlement Agreement with the DOJ under which we made an initial payment of $15 million and agreed to make future payments totaling $118 million in annual increments of up to $25 million upon meeting all of the following conditions which are evaluated quarterly and include: (a) the reversal of the DTA valuation allowance, which in 2013; (b) the repayment of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "TARP Preferred"), which occurred in July 2016; and (c) the Bank having a Tier 1 Leverage Capital Ratio of 11 percent or greater as filed in the Call Report with the OCC. At March 31, 2018, the Company had a Tier 1 Leverage Capital Ratio of 8.72 percent.

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

The Settlement Agreement meets the definition of a financial instrument for which we elected the fair value option. The fair value of the liability is subject to significant uncertainty and is impacted by forecasted estimates of equity, earnings, timing and amount of dividends and growth of the balance sheet and their related impacts on forecasted Tier 1 Leverage Capital Ratio. We consider the assumptions a market participant would make to transfer the liability and evaluate multiple possible outcomes and our estimates of the likelihood of these outcomes, which may change over time. For further information on the fair value of the liability, see Note 17 - Fair Value Measurements.

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

The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines under Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Tier 1 leverage was 8.72 percent at March 31, 2018 providing a 372 basis point stress buffer above the minimum level needed to be considered “well-capitalized.” Additionally, total risk-based capital to RWA was 14.14 percent at March 31, 2018 providing a 414 basis point stress buffer above the minimum level needed to be considered "well-capitalized". For additional information on our capital requirements, see Note 15 - Regulatory Capital.

Dodd-Frank Act Section 171, commonly known as the Collins Amendment, established minimum Tier 1 leverage and risk-based capital requirements for insured depository institutions, depository institution holding companies, and non-bank financial companies that are supervised under the Federal Reserve. Under the amendment, certain hybrid securities, such as trust preferred securities, may be included in Tier 1 capital for bank holding companies that had total assets below $15 billion as of December 31, 2009. As we were below $15 billion in assets as of December 31, 2009, the trust preferred securities classified as long term debt on our balance sheet will be included as Tier 1 capital while they are outstanding, unless we complete an acquisition of a depository institution holding company.

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

Regulatory Capital Simplification

The Bank and Flagstar have been subject to the capital requirements of the Basel III rules since January 1, 2015. On October 27, 2017, the agencies issued a notice of proposed rulemaking (“NPR”) which would simplify certain aspects of the Basel III capital rules. The agencies expect that the capital treatment and transition provisions for items covered by this final rule will change once the simplification proposal is finalized and effective. Specifically, the proposal would increase the limit on MSRs to 25 percent of CET1 and eliminate the aggregate 15 percent CET1 deduction threshold for MSRs and temporary difference DTAs. In response to comments received from bankers and trade associations, the regulators may change these proposed rules prior to issuing them and it is uncertain when the rules will be issued in their final form.

     In preparation for the NPR, the Basel III implementation phase-in has been halted for the treatment of MSRs and certain DTAs. The agencies issued a final rule that will maintain the capital rules’ 2017 transition provisions for several regulatory capital deductions and certain other requirements that are subject to multi-year phase-in schedules in the regulatory capital rules. Specifically, the final rule will maintain the capital rules’ 2017 transition provisions at 80 percent for the regulatory capital treatment of the following items: (i) MSRs, (ii) DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, (iii) investments in the capital of unconsolidated financial institutions, and (iv) minority interests. As of March 31, 2018, we had $239 million in MSRs, $55 million in DTAs arising from temporary differences and no investments in unconsolidated financial institutions or minority interest. This final rule will maintain the 2017 transition provisions for certain items for non-advanced approach banks. For additional information on our capital requirements, see Note 15 - Regulatory Capital.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as tangible book value per share. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of the Company.

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

	March 31, 2018	December 31, 2017	March 31, 2017
	(Dollars in millions, except share data)
Total stockholders' equity	$1,427	$1,399	$1,371
Less: Goodwill and intangibles	72	21	4
Tangible book value	$1,355	$1,378	$1,367

Number of common shares outstanding	57,399,993	57,321,228	57,043,565
Tangible book value per share	$23.62	$24.04	$23.96

Critical Accounting Estimates

Various elements of our accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions in those policies are critical to an understanding of our Consolidated Financial Statements and the Notes, are described in Item 1. These policies relate to: (a) the determination of our ALLL; and (b) fair value measurements. We believe the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements and the Notes are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements and the Notes to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition. For further information on our critical accounting policies, please refer to our Form 10-K for the year ended December 31, 2017, which is available on our website, flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

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

Generally, forward-looking statements are not based on historical facts but instead represent management’s beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, estimate, may increase, may fluctuate, and similar expressions or future or conditional verbs such as will, should, would and could. Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included within each individual business’ discussion and analysis of our results of operations and the risk factors listed and described in Item 1A. to Part I, of our Annual Report on Form 10-K for the year ended December 31, 2017 and Item 1A. to Part II, of this Quarterly Report on Form 10-Q, which are incorporated by reference herein.

Other than as required under United States securities laws, Flagstar Bancorp does not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash	$121	$122
Interest-earning deposits	122	82
Total cash and cash equivalents	243	204
Investment securities available-for-sale	1,918	1,853
Investment securities held-to-maturity	771	939
Loans held-for-sale ($4,725 and $4,300 measured at fair value, respectively)	4,743	4,321
Loans held-for-investment ($12 and $12 measured at fair value, respectively)	8,134	7,713
Loans with government guarantees	286	271
Less: allowance for loan losses	(139)	(140)
Total loans held-for-investment and loans with government guarantees, net	8,281	7,844
Mortgage servicing rights	239	291
Net deferred tax asset	130	136
Federal Home Loan Bank stock	303	303
Premises and equipment, net	348	330
Goodwill and intangible assets	72	21
Other assets	688	670
Total assets	$17,736	$16,912
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$2,391	$2,049
Interest bearing deposits	7,595	6,885
Total deposits	9,986	8,934
Short-term Federal Home Loan Bank advances	4,153	4,260
Long-term Federal Home Loan Bank advances	1,280	1,405
Other long-term debt	494	494
Other liabilities ($60 and $60 measured at fair value, respectively)	396	420
Total liabilities	16,309	15,513
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 and 80,000,000 shares authorized; 57,399,993 and 57,321,228 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,514	1,512
Accumulated other comprehensive loss	(30)	(16)
Accumulated deficit	(58)	(98)
Total stockholders’ equity	1,427	1,399
Total liabilities and stockholders’ equity	$17,736	$16,912

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In millions, except per share data)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Interest Income
Loans	$130	$91
Investment securities	22	19
Total interest income	152	110
Interest Expense
Deposits	17	12
Short-term Federal Home Loan Bank advances	15	3
Long-term Federal Home Loan Bank advances	7	6
Other long-term debt	7	6
Total interest expense	46	27
Net interest income	106	83
Provision for loan losses	—	3
Net interest income after provision for loan losses	106	80
Noninterest Income
Net gain on loan sales	60	48
Loan fees and charges	20	15
Deposit fees and charges	5	4
Loan administration income	5	5
Net return on mortgage servicing rights	4	14
Representation and warranty benefit	2	4
Other noninterest income	15	10
Total noninterest income	111	100
Noninterest Expense
Compensation and benefits	80	72
Commissions	18	10
Occupancy and equipment	30	22
Federal insurance premiums	6	3
Loan processing expense	14	12
Legal and professional expense	6	7
Other noninterest expense	19	14
Total noninterest expense	173	140
Income before income taxes	44	40
Provision for income taxes	9	13
Net income	$35	$27
Net income per share
Basic	$0.61	$0.47
Diluted	$0.60	$0.46
Weighted average shares outstanding
Basic	57,356,654	56,921,605
Diluted	58,314,385	58,072,563

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Net income	$35	$27
Other comprehensive income (loss), net of tax
Investment securities	(29)	—
Derivatives and hedging activities	15	1
Other comprehensive income (loss), net of tax	(14)	1
Comprehensive income	$21	$28

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Common Stock
	Number of Shares Outstanding	Amount of Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2016	56,824,802	$1	$1,503	$(7)	$(161)	$1,336
(Unaudited)
Net income	—	—	—	—	27	27
Total other comprehensive income	—	—	—	1	—	1
Warrant exercise	154,313	—	4	—	—	4
Stock-based compensation	64,450	—	3	—	—	3
Balance at March 31, 2017	57,043,565	$1	$1,510	$(6)	$(134)	$1,371
Balance at December 31, 2017	57,321,228	$1	$1,512	$(16)	$(98)	$1,399
(Unaudited)
Net income	—	—	—	—	35	35
Total other comprehensive income (loss)	—	—	—	(9)	—	(9)
Shares issued from Employee Stock Purchase Plan	36,195	—	—	—	—	—
Stock-based compensation	42,570	—	2	—	—	2
Reclassification of certain income tax effects (1)	—	—	—	(5)	5	—
Balance at March 31, 2018	57,399,993	$1	$1,514	$(30)	$(58)	$1,427

(1)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to the adoption of ASU 2018-02.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Condensed Consolidated Statements of Cash Flows (In millions)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Operating Activities
Net cash used in operating activities	$(6,220)	$(5,241)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	$5,730	$3,973
Collection of principal on investment securities AFS	53	52
Purchase of investment securities AFS and other	(4)	(214)
Collection of principal on investment securities HTM	24	45
Proceeds received from the sale of LHFI	—	34
Net origination, purchase, and principal repayments of LHFI	139	14
Net purchase of FHLB stock	—	(21)
Acquisition of premises and equipment, net of proceeds	(15)	(17)
Proceeds from the sale of MSRs	136	50
Other, net	(7)	(47)
Net cash provided by investing activities	$6,056	$3,869
Financing Activities
Net change in deposit accounts	$439	$(155)
Net change in short-term FHLB borrowings and other short-term debt	(107)	1,406
Proceeds from increases in FHLB long-term advances and other debt	200	—
Repayment of FHLB long-term advances	(325)	—
Net receipt of payments of loans serviced for others	(9)	100
Net receipt of escrow payments	5	7
Other	(2)	—
Net cash provided by financing activities	$201	$1,358
Net increase in cash, cash equivalents and restricted cash (1)	37	(14)
Beginning cash, cash equivalents and restricted cash (1)	223	208
Ending cash, cash equivalents and restricted cash (1)	$260	$194
Supplemental disclosure of cash flow information
Non-cash reclassification of investment securities HTM to AFS	$144	$—
Non-cash reclassification of loans originated LHFI to LHFS	$1	$106
Non-cash reclassification of LHFS to AFS securities	$5,730	$3,973
MSRs resulting from sale or securitization of loans	$84	$21
Operating section supplemental disclosures
Cash proceeds from sales of LHFS	$1,626	$610
Origination, premium paid and purchase of LHFS, net of principal repayments	$(7,882)	$(5,768)

(1)	For further information on restricted cash, see Note 8 - Derivatives.

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

These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. These interim financial statements are unaudited and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, which is available on our website, at flagstar.com, and on the SEC website, at sec.gov. Certain prior period amounts have been reclassified to conform to the current period presentation.

Acquisitions

On March 12, 2018, we closed the purchase of the mortgage loan warehouse business from Santander Bank, with $499 million outstanding warehouse loans and $1.7 billion in commitments. Additionally, on March 19, 2018, we completed the acquisition of eight Desert Community Bank branches in San Bernardino County, California, with $614 million in deposits and $59 million in loans. Together, these acquisitions increased goodwill and intangible assets by $51 million.

Note 2 - Investment Securities

The following table presents our investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
March 31, 2018
Available-for-sale securities
Agency - Commercial	$1,127	$—	$(35)	$1,092
Agency - Residential	779	—	(29)	750
Municipal obligations	35	—	(1)	34
Corporate debt obligations	41	1	—	42
Total available-for-sale securities (1)	$1,982	$1	$(65)	$1,918
Held-to-maturity securities
Agency - Commercial	$373	$—	$(14)	$359
Agency - Residential	398	—	(11)	387
Total held-to-maturity securities (1)	$771	$—	$(25)	$746
December 31, 2017
Available-for-sale securities
Agency - Commercial	$1,004	$—	$(17)	$987
Agency - Residential	811	—	(17)	794
Municipal obligations	35	—	(1)	34
Corporate debt obligations	37	1	—	38
Total available-for-sale securities (1)	$1,887	$1	$(35)	$1,853
Held-to-maturity securities
Agency - Commercial	$526	$—	$(9)	$517
Agency - Residential	413	—	(6)	407
Total held-to-maturity securities (1)	$939	$—	$(15)	$924

(1)	There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at March 31, 2018 or December 31, 2017.

We evaluate AFS and HTM investment securities for OTTI on a quarterly basis. An OTTI is considered to have occurred when the fair value of a debt security is below its amortized costs and we (1) have the intent to sell the security, (2) will more likely than not be required to sell the security before recovery of its amortized cost, or (3) do not expect to recover the entire amortized cost basis of the security. Investments that have an OTTI are written down through a charge to earnings for the amount representing the credit loss on the security. Gains and losses related to all other factors are recognized in other comprehensive income (loss). Agency securities, which are either explicitly or implicitly backed by the federal government, comprised 97 percent of our total securities at March 31, 2018. This factor is considered when evaluating our investment securities for OTTI. During the three months ended March 31, 2018 and March 31, 2017, we had no OTTI.

Available-for-sale securities

Securities available-for-sale are carried at fair value, with unrealized gains and losses, to the extent they are temporary in nature, and are reported as a component of other comprehensive income.

We purchased $4 million of AFS securities, which were comprised of corporate debt obligations, during the three months ended March 31, 2018. We purchased $222 million of AFS securities, which were comprised of U.S. government sponsored agency MBS, corporate debt obligations, and municipal obligations during the three months ended March 31, 2017.

Gains on sales of AFS securities are reported in other noninterest income in the Consolidated Statements of Operations. There were less than $1 million in sales of AFS securities during the three months ended March 31, 2018 and March 31, 2017, except those related to mortgage loans that had been securitized for sale in the normal course of business.

Held-to-maturity securities

Investment securities HTM are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized losses are not recorded to the extent they are temporary in nature.

In conjunction with adoption of ASU 2017-12 (Targeted Improvements to Accounting for Hedging Activities) the Company elected to transfer $144 million of investment securities from HTM to AFS during the first quarter of 2018, as permitted by the standard, which resulted in a de minimis impact to OCI.

There were no purchases or sales of HTM securities during the three months ended March 31, 2018 and March 31, 2017.

The following table summarizes, by duration, the unrealized loss positions on investment securities:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
March 31, 2018
Available-for-sale securities
Agency - Commercial	$211	20	$(10)	$881	55	$(25)
Agency - Residential	437	38	(22)	311	45	(7)
Municipal obligations	6	3	—	26	15	(1)
Corporate debt obligations	—	—	—	3	1	—
Held-to-maturity securities
Agency - Commercial	$303	22	$(12)	$56	4	$(2)
Agency - Residential	127	19	(5)	260	41	(6)
December 31, 2017
Available-for-sale securities
Agency - Commercial	$218	20	$(7)	$744	41	$(11)
Agency - Residential	452	36	(14)	263	33	(3)
Municipal obligations	6	3	—	22	9	—
Corporate debt obligations	—	—	—	3	1	—
Held-to-maturity securities
Agency - Commercial	$348	25	$(8)	$99	8	$(1)
Agency - Residential	111	16	(3)	293	43	(3)

The following table shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in millions)
March 31, 2018
Due after one year through five years	$58	$57	2.50%	$10	$10	2.45%
Due after five years through 10 years	49	50	4.84%	9	8	2.20%
Due after 10 years	1,875	1,811	2.40%	752	728	2.47%
Total	$1,982	$1,918		$771	$746

We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. At March 31, 2018, we had pledged investment securities of $2.1 billion compared to $2.0 billion at December 31, 2017.

Note 3 - Loans Held-for-Sale

The majority of our mortgage loans originated as LHFS are sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label mortgage-backed securities. At March 31, 2018 and December 31, 2017, LHFS totaled $4.7 billion and $4.3 billion, respectively. During the three months ended March 31, 2018 we had net gain on loan sales associated with LHFS of $60 million as compared to $48 million for the three months ended March 31, 2017.

At March 31, 2018 and December 31, 2017, $18 million and $21 million, respectively, of LHFS were recorded at lower of cost or fair value. The remainder of the loans in the portfolio are recorded at fair value as we have elected the fair value option.

Note 4 - Loans Held-for-Investment

The following table presents our loans held-for-investment:

	March 31, 2018	December 31, 2017
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,818	$2,754
Home equity	671	664
Other	25	25
Total consumer loans	3,514	3,443
Commercial loans
Commercial real estate (1)	1,985	1,932
Commercial and industrial	1,228	1,196
Warehouse lending	1,407	1,142
Total commercial loans	4,620	4,270
Total loans held-for-investment	$8,134	$7,713

(1)	Includes NBV of $325 million and $307 million of owner occupied commercial real estate loans at March 31, 2018 and December 31, 2017, respectively.

We had no loan sales during the three months ended March 31, 2018. During the three months ended March 31, 2017, we sold performing and nonperforming, TDR, and non-agency consumer loans with a UPB totaling $34 million, of which $10 million were nonperforming. Upon a change in our intent, the loans were transferred to LHFS and subsequently sold resulting in a net gain of less than $1 million, during the three months ended March 31, 2017, which is recorded in net gain on loan sales on the Consolidated Statements of Operations.

We had no loan purchases during the three months ended March 31, 2018 or during the three months ended March 31, 2017, excluding acquisitions. See Note 1 - Basis for Presentation, for additional information on loans purchased through acquisitions.

We have pledged certain LHFI, LHFS, and loans with government guarantees to collateralize lines of credit and/or borrowings with the FHLB of Indianapolis and the FRB of Chicago. At March 31, 2018 and December 31, 2017, we had pledged loans of $7.9 billion and $7.1 billion, respectively.

Allowance for Loan Losses

We determine the estimate of the ALLL on at least a quarterly basis. Refer to Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2017 for a description of the methodology. The ALLL, other than for loans that have been identified for individual evaluation for impairment, is determined on a loan pool basis by grouping loan types with common risk characteristics to determine our best estimate of incurred losses.

The following table presents changes in ALLL, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended March 31, 2018
Beginning balance ALLL	$47	$22	$1	$45	$19	$6	$140
Charge-offs	(1)	(1)	—	—	—	—	(2)
Recoveries	—	1	—	—	—	—	1
Provision (benefit)	1	(1)	—	(1)	1	—	—
Ending balance ALLL	$47	$21	$1	$44	$20	$6	$139
Three Months Ended March 31, 2017
Beginning balance ALLL	$65	$24	$1	$28	$17	$7	$142
Charge-offs	(4)	—	(1)	—	—	—	(5)
Recoveries	—	—	1	—	—	—	1
Provision (benefit)	—	(3)	—	4	3	(1)	3
Ending balance ALLL	$61	$21	$1	$32	$20	$6	$141

(1)	Includes loans with government guarantees.

The following table sets forth the method of evaluation, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
March 31, 2018
Loans held-for-investment (2)
Individually evaluated	$35	$27	$—	$—	$5	$—	$67
Collectively evaluated	2,775	640	25	1,985	1,223	1,407	8,055
Total loans	$2,810	$667	$25	$1,985	$1,228	$1,407	$8,122
Allowance for loan losses (2)
Individually evaluated	$5	$10	$—	$—	$1	$—	$16
Collectively evaluated	42	11	1	44	19	6	123
Total allowance for loan losses	$47	$21	$1	$44	$20	$6	$139

December 31, 2017
Loans held-for-investment (2)
Individually evaluated	$34	$27	$—	$—	$—	$—	$61
Collectively evaluated	2,712	633	25	1,932	1,196	1,142	7,640
Total loans	$2,746	$660	$25	$1,932	$1,196	$1,142	$7,701
Allowance for loan losses (2)
Individually evaluated	$6	$10	$—	$—	$—	$—	$16
Collectively evaluated	41	12	1	45	19	6	124
Total allowance for loan losses	$47	$22	$1	$45	$19	$6	$140

(1)	Includes allowance related to loans with government guarantees.

(2)	Excludes loans carried under the fair value option.

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

The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI
	(Dollars in millions)
March 31, 2018
Consumer loans
Residential first mortgage	$3	$—	$23	$26	$2,792	$2,818
Home equity	1	1	6	8	663	671
Other	—	—	—	—	25	25
Total consumer loans	4	1	29	34	3,480	3,514
Commercial loans
Commercial real estate	—	—	—	—	1,985	1,985
Commercial and industrial	—	—	—	—	1,228	1,228
Warehouse lending	—	—	—	—	1,407	1,407
Total commercial loans	—	—	—	—	4,620	4,620
Total loans (2)	$4	$1	$29	$34	$8,100	$8,134
December 31, 2017
Consumer loans
Residential first mortgage	$2	$2	$23	$27	$2,727	$2,754
Home equity	1	—	6	7	657	664
Other	—	—	—	—	25	25
Total consumer loans	3	2	29	34	3,409	3,443
Commercial loans
Commercial real estate	—	—	—	—	1,932	1,932
Commercial and industrial	—	—	—	—	1,196	1,196
Warehouse lending	—	—	—	—	1,142	1,142
Total commercial loans	—	—	—	—	4,270	4,270
Total loans (2)	$3	$2	$29	$34	$7,679	$7,713

(1)	Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

(2)	Includes $4 million of loans 90 days or greater past due, accounted for under the fair value option at both March 31, 2018 and December 31, 2017, respectively.

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued on impaired loans totaled less than $1 million and $1 million during the three months ended March 31, 2018 and March 31, 2017, respectively. At March 31, 2018 and December 31, 2017, we had no loans 90 days past due and still accruing interest.

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

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
March 31, 2018
Consumer loans
Residential first mortgage	$20	$10	$30
Home Equity	24	5	29
Total consumer TDR loans	44	15	59
Commercial loans
Commercial and industrial	5	—	5
Total TDRs (1)(2)	$49	$15	$64
December 31, 2017
Consumer loans
Residential first mortgage	$19	$12	$31
Home equity	24	4	28
Total TDRs (1)(2)	$43	$16	$59

(1)	The ALLL on TDR loans totaled $13 million at both March 31, 2018 and December 31, 2017.

(2)	Includes $3 million of TDR loans accounted for under the fair value option at both March 31, 2018 and December 31, 2017.
The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
		(Dollars in millions)
Three Months Ended March 31, 2018
Residential first mortgages	6	$1	$1	$—
Home equity (2)	5	1	1	—
Commercial and industrial	1	5	5	1
Total TDR loans	12	$7	$7	$1

Three Months Ended March 31, 2017
Residential first mortgages	2	$—	$—	$—
Home equity (2)(3)	14	1	1	—
Total TDR loans	16	$1	$1	$—

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	Home equity post-modification UPB reflects write downs.

(3)	Includes loans carried at the fair value option.

There were 2 residential first mortgage loans with a UPB of $1 million that were modified in the previous 12 months, which have subsequently defaulted during the three months ended March 31, 2018, as compared to no TDRs that were modified in the previous 12 months, which had subsequently defaulted during the three months ended March 31, 2017. There was no change in the allowance associated with these TDRs at subsequent default. All TDR classes within the consumer and commercial portfolios are considered subsequently defaulted when greater than 90 days past due. Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date.

Impaired Loans

The following table presents individually evaluated impaired loans and the associated allowance:

	March 31, 2018			December 31, 2017
	Recorded Investment	Net Unpaid Principal Balance	Related Allowance	Recorded Investment	Net Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage	$12	$13	$—	$11	$12	$—
Total consumer loans with no related allowance recorded	$12	$13	$—	$11	$12	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$22	$22	$5	$22	$22	$6
Home equity	27	26	10	24	27	10
Total consumer loans with an allowance recorded	$49	$48	$15	$46	$49	$16
Commercial loans
Commercial and industrial	$5	$5	$1	$—	$—	$—
Total commercial loans with an allowance recorded	$5	$5	$1	$—	$—	$—
Total loans with an allowance recorded	$54	$53	$16	$46	$49	$16

Total Impaired loans
Consumer Loans
Residential first mortgage	$34	$35	$5	$33	$34	$6
Home equity	27	26	10	24	27	10
Commercial loans
Commercial and industrial	5	5	1	—	—	—
Total impaired loans	$66	$66	$16	$57	$61	$16

The following table presents average impaired loans and the interest income recognized:

	Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$33	$—	$42	$—
Home equity	27	1	28	1
Commercial loans
Commercial and industrial	3	—	—	—
Total impaired loans	$63	$1	$70	$1

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

	March 31, 2018
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential First Mortgage	$2,770	$24	$—	$24	$2,818
Home equity	641	24	—	6	671
Other Consumer	25	—	—	—	25
Total Consumer Loans	$3,436	$48	$—	$30	$3,514

Commercial Loans
Commercial Real Estate	$1,951	$25	$9	$—	$1,985
Commercial and Industrial	1,155	30	27	16	1,228
Warehouse	1,229	128	50	—	1,407
Total Commercial Loans	$4,335	$183	$86	$16	$4,620

	December 31, 2017
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential First Mortgage	$2,706	$23	$—	$25	$2,754
Home equity	633	25	—	6	664
Other Consumer	25	—	—	—	25
Total Consumer Loans	$3,364	$48	$—	$31	$3,443

Commercial Loans
Commercial Real Estate	$1,902	$23	$7	$—	$1,932
Commercial and Industrial	1,135	32	24	5	1,196
Warehouse	1,014	128	—	—	1,142
Total Commercial Loans	$4,051	$183	$31	$5	$4,270

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

At March 31, 2018 and December 31, 2017, respectively, loans with government guarantees totaled $286 million and $271 million.

At March 31, 2018 and December 31, 2017, respectively, repossessed assets and the associated claims recorded in other assets totaled $69 million and $84 million.

Note 6 - Variable Interest Entities

We have no consolidated VIEs as of March 31, 2018 and December 31, 2017.

We have a continuing involvement, but are not the primary beneficiary for one unconsolidated VIE related to the FSTAR 2007-1 mortgage securitization trust. In accordance with the settlement agreement with MBIA, there is no further recourse to us related to FSTAR 2007-1, unless MBIA fails to meet their obligations. At March 31, 2018 and December 31, 2017, the FSTAR 2007-1 mortgage securitization trust included 1,812 loans and 1,911 loans, respectively, with an aggregate principal balance of $61 million and $65 million, respectively.

Note 7 - Mortgage Servicing Rights

We have investments in MSRs that result from the sale of loans to the secondary market for which we retain the servicing. We account for MSRs at their fair value. A primary risk associated with MSRs is the potential reduction in fair value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. We utilize derivatives as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. There is also a risk of valuation decline due to higher than expected increases in default rates, which we do not believe can be effectively managed using derivatives. For further information regarding the derivative instruments utilized to manage our MSR risks, see Note 8 - Derivative Financial Instruments.

Changes in the fair value of residential first mortgage MSRs were as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Balance at beginning of period	$291	$335
Additions from loans sold with servicing retained	84	21
Reductions from sales	(141)	(65)
Changes in fair value due to (1):
Decrease in MSR value due to pay-offs, pay-downs and run-off	(4)	(6)
Changes in estimates of fair value (2)	9	10
Fair value of MSRs at end of period	$239	$295

(1)	Changes in fair value are included within net return on mortgage servicing rights on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes.

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spread, prepayment rate and cost to service. Significant increases (decreases) in all three assumptions in isolation would result in a significantly lower (higher) fair value measurement.

	March 31, 2018			December 31, 2017
		Fair value impact due to			Fair value impact due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
		(Dollars in millions)			(Dollars in millions)
Option adjusted spread	6.65%	$234	$231	6.29%	$286	$282
Constant prepayment rate	9.94%	233	228	9.93%	283	277
Weighted average cost to service per loan	$77.00	236	234	$73.00	288	286

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. To isolate the effect of the specified change, the fair value shock analysis is consistent with the identified adverse change, while holding all other assumptions constant. In practice, a change in one assumption generally impacts other assumptions, which may either magnify or counteract the effect of the change. For further information on fair value disclosures relating to MSRs, see Note 17 - Fair Value Measurements.

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

The following table summarizes income and fees associated with contractual servicing rights:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$14	$20
Changes in fair value	5	4
Gain (loss) on MSR derivatives (2)	(11)	(8)
Net transaction costs	(4)	(2)
Total return included in net return on mortgage servicing rights	$4	$14

(1)	Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.

(2)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$10	$8
Other servicing charges	(5)	(2)
Total income on mortgage loans subserviced, included in loan administration	$5	$6

(1)	Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on cash basis.

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

Derivatives designated as hedging instruments: We have designated certain interest rate swaps as cash flow hedges of certain interest rate payments of our variable-rate FHLB advances and fair value hedges of fixed rate certificates of deposit.

Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At March 31, 2018, we had $17 million (net-of-tax) of unrealized gains on derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss), compared to $2 million (net-of-tax) of unrealized gains on derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) at December 31, 2017. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $2 million of gains (net-of-tax). For further information regarding derivatives designated as cash flow hedges, see Note 11 - Accumulated Other Comprehensive Income.

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception. All hedge relationships were highly effective as of March 31, 2018. Cash flows and the income impact associated with designated hedges are reported in the same line item as the underlying hedged item.

The following table presents the notional amount, estimated fair value and maturity of our derivative financial instruments:

	March 31, 2018 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in cash flow hedge relationships:
Assets
Interest rate swaps on FHLB advances	$830	$—	2023-2026
Derivatives in fair value hedge relationships:
Assets
Interest rate swap on CDs	$30	$—	2019
Derivatives not designated as hedging instruments:
Assets
Futures	$1,589	$2	2018-2023
Mortgage backed securities forwards	784	5	2018
Rate lock commitments	4,022	30	2018
Interest rate swaps and swaptions	1,363	8	2018-2048
Total derivative assets	$7,758	$45
Liabilities
Futures	$382	$—	2019-2022
Mortgage backed securities forwards	5,576	21	2018
Rate lock commitments	135	—	2018
Interest rate swaps	556	8	2018-2027
Total derivative liabilities	$6,649	$29

	December 31, 2017 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in cash flow hedge relationships:
Liabilities
Interest rate swaps on FHLB advances	$830	$1	2023-2026
Derivatives not designated as hedging instruments:
Assets
Futures	$1,597	$—	2018-2022
Mortgage backed securities forwards	2,646	4	2018
Rate lock commitments	3,629	24	2018
Interest rate swaps and swaptions	1,441	11	2018-2048
Total derivative assets	$9,313	$39
Liabilities
Futures	$209	$—	2018-2021
Mortgage backed securities forwards	3,197	6	2018
Rate lock commitments	214	—	2018
Interest rate swaps	617	4	2018-2027
Total derivative liabilities	$4,237	$10

(1)
Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions, is considered settlement of the derivative position for accounting purposes.

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
	(Dollars in millions)
March 31, 2018
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on FHLB advances and CDs (1)	$—	$—	$—	$—	$14

Derivatives not designated as hedging instruments:
Assets
Mortgage backed securities forwards	$5	$—	$5	$—	$4
Interest rate swaps and swaptions (1)	8	—	8	—	9
Futures	2	—	2	—	—
Total derivative assets	$15	$—	$15	$—	$13

Liabilities
Mortgage backed securities forwards	$21	$—	$21	$—	$6
Interest rate swaps (1)	8	—	8	—	4
Total derivative liabilities	$29	$—	$29	$—	$10

December 31, 2017
Derivatives designated as hedging instruments:
Liabilities
Interest rate swaps on FHLB advances (1)	$1	$—	$1	$—	$17

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$4	$—	$4	$—	$8
Interest rate swaps and swaptions (1)	11	—	11	—	10
Total derivative assets	$15	$—	$15	$—	$18

Liabilities
Futures	$—	$—	$—	$—	$2
Mortgage-backed securities forwards	6	—	6	—	2
Interest rate swaps (1)	4	—	4	—	5
Total derivative liabilities	$10	$—	$10	$—	$9

(1)
Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions, is considered settlement of the derivative position for accounting purposes.

The fair value basis adjustment on our hedged CDs is included in interest bearing deposits on our Consolidated Statements of Operations. The carrying amount of our hedged CDs was $30 million at March 31, 2018 and zero at March 31, 2017 and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged CDs was de minimis at March 31, 2018 and zero at March 31, 2017.

At March 31, 2018, we pledged a total of $24 million related to derivative financial instruments, consisting of $7 million of cash collateral on derivative liabilities and $17 million of maintenance margin on centrally cleared derivatives and had an obligation to return cash of $13 million on derivative assets. We pledged a total of $26 million related to derivative financial instruments, consisting of $7 million of cash collateral on derivatives and $19 million of maintenance margin on centrally clear derivatives and had an obligation to return cash of $18 million on derivative assets at December 31, 2017. Within the Consolidated Statements of Financial Condition, the collateral related to derivative activity is included in other assets and other liabilities and the cash pledged as maintenance margin is restricted and included in in other assets.

The following table presents the net gain (loss) recognized on designated instruments, net of the impact of offsetting positions:

	Amount recorded in Interest Income (Expense)
	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Gain (loss) on fair value hedging relationships in Interest contracts
Hedged items	$—	$—
Derivatives designated as hedging instruments	—	—
Gain (loss) on cash flow hedging relationships in Interest contracts
Amount of gain (loss) reclassified from AOCI into income	(1)	—
Total gain (loss) on hedges	$(1)	$—

The following table presents net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions:

		Three Months Ended March 31,
		2018	2017
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of Gain (Loss)
Futures	Net return (loss) on mortgage servicing rights	$(2)	$—
Interest rate swaps and swaptions	Net return (loss) on mortgage servicing rights	(5)	(8)
Mortgage-backed securities forwards	Net return (loss) on mortgage servicing rights	(4)	—
Rate lock commitments and forward agency and loan sales	Net gain (loss) on loan sales	(8)	(49)
Total derivative gain (loss)		$(19)	$(57)

Note 9 - Borrowings

Federal Home Loan Bank Advances

The following is a breakdown of our FHLB advances outstanding:

	March 31, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$4,000	1.77%	$4,260	1.40%
Short-term variable adjustable rate (1)	153	2.06%	—	—%
Total Short-term Federal Home Loan Bank advances	4,153		4,260
Long-term LIBOR adjustable advances	1,130	2.22%	1,130	1.76%
Long-term fixed rate advances (2)	150	1.53%	275	1.41%
Total Long-term Federal Home Loan Bank advances	1,280		1,405
Total Federal Home Loan Bank advances	$5,433		$5,665

(1)	Includes short-term variable adjustable rate federal funds line of credit.

(2)	Includes the current portion of fixed rate advances of $0 million and $125 million at March 31, 2018 and December 31, 2017, respectively.

We are required to maintain a minimum amount of qualifying collateral. In the event of default, the FHLB advance is similar to a secured borrowing, whereby the FHLB has the right to sell the pledged collateral to settle the fair value of the outstanding advances.

At March 31, 2018, we had the authority and approval from the FHLB to utilize a line of credit of up to $10.0 billion and we may access that line to the extent that collateral is provided. At March 31, 2018, we had $5.4 billion of advances outstanding and an additional $1.4 billion of collateralized borrowing capacity available at FHLB. The advances can be collateralized by non-delinquent single-family residential first mortgage loans, loans with government guarantees, certain other loans and investment securities.

At March 31, 2018, $1.1 billion of the outstanding advances were long-term adjustable rate, with interest rates that reset every three months and are based on the three-month LIBOR index. The advances may be prepaid without penalty, with notification at scheduled three month intervals after an initial 12 month lockout period which is based on the settlement date of each advance. The outstanding advances included $830 million in a cash flow hedge relationship as discussed in Note 8 - Derivative Financial Instruments.

The following table contains detailed information on our FHLB advances and other borrowings:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Maximum outstanding at any month end	$5,740	$4,386
Average outstanding balance	5,322	3,022
Average remaining borrowing capacity	1,399	1,673
Weighted average interest rate	1.65%	1.18%

The following table outlines the maturity dates of our FHLB advances and other borrowings:

March 31, 2018
(Dollars in millions)
2018	$4,153
2019	50
2020	—
2021	—
Thereafter	1,230
Total	$5,433

Parent Company Senior Notes and Trust Preferred Securities

The following table presents long-term debt, net of debt issuance costs:

	March 31, 2018		December 31, 2017
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, matures 2021	$247	6.125%	$247	6.125%
Trust Preferred Securities
Floating Three Month LIBOR Plus:
3.25%, matures 2032	$26	5.54%	$26	4.92%
3.25%, matures 2033	26	4.97%	26	4.61%
3.25%, matures 2033	26	5.56%	26	4.94%
2.00%, matures 2035	26	3.72%	26	3.36%
2.00%, matures 2035	26	3.72%	26	3.36%
1.75%, matures 2035	51	3.87%	51	3.34%
1.50%, matures 2035	25	3.22%	25	2.86%
1.45%, matures 2037	25	3.57%	25	3.04%
2.50%, matures 2037	16	4.62%	16	4.09%
Total Trust Preferred Securities	247		247
Total other long-term debt	$494		$494

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

The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of March 31, 2018, we had no deferred interest.

Note 10 - Warrants

May Investor Warrant

We granted warrants (the "May Investor Warrants") on January 30, 2009 under anti-dilution provisions applicable to certain investors (the "May Investors") in our May 2008 private placement capital raise.

During the three months ended March 31, 2017, a total of 237,627 May Investor Warrants were exercised, resulting in the issuance of 154,313 shares of Common Stock. As of March 31, 2018, there were no remaining May Investor Warrants outstanding and the related liability was reduced to zero.

TARP Warrant

On January 30, 2009, in conjunction with the sale of 266,657 shares of TARP Preferred, we issued a warrant to purchase up to approximately 645,138 shares of Common Stock at an exercise price of $62.00 per share (the "Warrant").

The Warrant is exercisable through January 30, 2019 and remains outstanding.

Note 11 - Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Investment securities
Beginning balance	$(18)	$(8)
Unrealized gain (loss)	(32)	—
Less: Tax (benefit) provision	(8)	—
Net unrealized gain (loss)	(24)	—
Reclassification of certain income tax effects (1)	(5)	—
Other comprehensive income (loss), net of tax	(29)	—
Ending balance	$(47)	$(8)

Cash Flow Hedges
Beginning balance	$2	$1
Unrealized gain	19	2
Less: Tax provision	5	1
Net unrealized gain	14	1
Reclassifications out of AOCI (2)	1	—
Less: Tax provision	—	—
Net unrealized gain reclassified out of AOCI	1	—
Other comprehensive income, net of tax	15	1
Ending balance	$17	$2

(1)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to early adoption of ASU 2018-02.

(2)	Reclassifications are reported in interest expense on the Consolidated Statement of Operations.

Note 12 - Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions, except share data)
Net income	$35	$27
Weighted Average Shares
Weighted average common shares outstanding	57,356,654	56,921,605
Effect of dilutive securities
May Investor Warrants	—	49,149
Stock-based awards	957,731	1,101,809
Weighted average diluted common shares	58,314,385	58,072,563
Earnings per common share
Basic earnings per common share	$0.61	$0.47
Effect of dilutive securities
May Investor Warrants	—	—
Stock-based awards	(0.01)	(0.01)
Diluted earnings per common share	$0.60	$0.46

Note 13 - Stock-Based Compensation

We had stock-based compensation expense of $2 million and $4 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock activity:

	Three Months Ended March 31, 2018
	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	1,290,450	$20.52
Granted	609,274	34.22
Vested	(49,382)	26.18
Canceled and forfeited	(20,210)	25.18
Non-vested balance at end of period	1,830,132	$24.87

2017 Employee Stock Purchase Plan

The Employee Stock Purchase Plan ("2017 ESPP") was approved on March 20, 2017 by our Board of Directors ("the Board") and on May 23, 2017 by our shareholders. The 2017 ESPP became effective July 1, 2017 and will remain effective until terminated by the Board. A total of 800,000 shares of the Company’s common stock are reserved and authorized for issuance for purchase under the 2017 ESPP. There were 36,195 shares issued under the 2017 ESPP and our associated compensation expense was de minimis, during the three months ended March 31, 2018.

Note 14 - Income Taxes

The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discreet items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes. The 2018 effective tax rate includes our assessment of the impact of the Tax Cuts and Jobs Act.

The following table presents our provision for income tax and effective tax provision rate:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Provision for income taxes	$9	$13
Effective tax provision rate	20.1%	33.1%

We believe that it is unlikely that our unrecognized tax benefits will change by a material amount during the next 12 months. We recognize interest and penalties related to unrecognized tax benefits in provision for income taxes.

Note 15 - Regulatory Matters

Regulatory Capital

We, along with the Bank, must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that could have a material effect on the Consolidated Financial Statements. On January 1, 2015, the Basel III rules became effective and included transition provisions through 2018. In preparation for the NPR, the Basel III implementation phase-in has been halted, as the agencies issued a final rule that will maintain the capital rules’ 2017 transition provisions for several regulatory capital deductions and certain other requirements that are subject to multi-year phase-in schedules in the regulatory capital rules.

To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both March 31, 2018 and December 31, 2017.

The following tables present the regulatory capital ratios as of the dates indicated:

Flagstar Bancorp	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
March 31, 2018
Tangible capital (to adjusted avg. total assets)	$1,475	8.72%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,475	8.72%	$677	4.00%	$846	5.00%
Common equity Tier 1 capital (to RWA)	1,235	10.80%	515	4.50%	743	6.50%
Tier 1 capital (to RWA)	1,475	12.90%	686	6.00%	915	8.00%
Total capital (to RWA)	1,617	14.14%	915	8.00%	1,144	10.00%
December 31, 2017
Tangible capital (to adjusted avg. total assets)	$1,442	8.51%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,442	8.51%	$678	4.0%	$848	5.0%
Common equity Tier 1 capital (to RWA)	1,216	11.50%	476	4.5%	688	6.5%
Tier 1 capital (to RWA)	1,442	13.63%	635	6.0%	846	8.0%
Total capital (to RWA)	1,576	14.90%	846	8.0%	1,058	10.0%
N/A - Not applicable

Flagstar Bank	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
March 31, 2018
Tangible capital (to adjusted avg. total assets)	$1,537	9.08%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,537	9.08%	$677	4.00%	$846	5.00%
Common equity tier 1 capital (to RWA)	1,537	13.42%	515	4.50%	744	6.50%
Tier 1 capital (to RWA)	1,537	13.42%	687	6.00%	916	8.00%
Total capital (to RWA)	1,679	14.66%	916	8.00%	1,145	10.00%
December 31, 2017
Tangible capital (to adjusted avg. total assets)	$1,531	9.04%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,531	9.04%	$677	4.0%	$847	5.0%
Common equity tier 1 capital (to RWA)	1,531	14.46%	476	4.5%	688	6.5%
Tier 1 capital (to RWA)	1,531	14.46%	635	6.0%	847	8.0%
Total capital (to RWA)	1,664	15.72%	847	8.0%	1,059	10.0%
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

At March 31, 2018, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements, or that the ultimate outcome of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

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

No payment would be required until six months after the Bank files its Call Report with the OCC first reporting that its Tier 1 Leverage Capital Ratio was 11 percent or greater. If all other conditions were then satisfied, an initial annual payment would be due at that time. The next annual payment is only made if such other conditions continue to be satisfied, otherwise payments are delayed until all such conditions are met. Further, making such a payment must not violate any material banking regulatory requirement, and the OCC must not object in writing.

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

We elected to account for the DOJ Liability under the fair value option. To determine the fair value, we utilize a discounted cash flow model. Key assumptions for the discounted cash flow model include using a discount rate as of March 31, 2018 of 10.1 percent; probability weightings of multiple cash flow scenarios and possible outcomes which contemplate the above conditions and estimates of forecasted net income, size of the balance sheet, capital levels, dividends and their impact on the timing of cash payments and the assumptions we believe a market participant would make to transfer the liability. The fair value of the DOJ Liability was $60 million at both March 31, 2018 and December 31, 2017, respectively.

Other litigation accruals

At March 31, 2018 and December 31, 2017, excluding the fair value liability relating to the DOJ litigation settlement, our total accrual for contingent liabilities and settled litigation was $2 million and $1 million, respectively.

Commitments

The following table is a summary of the contractual amount of significant commitments:

	March 31, 2018	December 31, 2017
	(Dollars in millions)
Commitments to extend credit
Mortgage loans interest-rate lock commitments	$3,909	$3,667
Warehouse loan commitments	2,902	1,618
Commercial and industrial commitments	691	695
Other commercial commitments	951	1,021
HELOC commitments	318	283
Other consumer commitments	33	15
Standby and commercial letters of credit	54	50

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

Warehouse loan commitments. Lines of credit provided to mortgage originators to fund loans they originate and then sell. The proceeds of the sale of the loans are used to repay the draw on the line used to fund the loans. See Note 1 - Basis for Presentation, for further information on our mortgage loan warehouse business acquisition.

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

We maintain a reserve for the estimate of probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. A reserve balance of $3 million at both March 31, 2018 and December 31, 2017, is reflected in other liabilities on the Consolidated Statements of Financial Condition.

Note 17 - Fair Value Measurements

We utilize fair value measurements to record or disclose the fair value on certain assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability through an orderly transaction between market participants at the measurement date. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, we use present value techniques and other valuation methods to estimate the fair values of our financial instruments. These valuation models rely on market-based parameters when available, such as interest rate yield curves or credit spreads. Unobservable inputs may be based on management's judgment, assumptions and estimates related to credit quality, our future earnings, interest rates and other relevant inputs. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Refer to Note 22 - Fair Value Measurements to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2017 for a description of our valuation methodologies and information about the fair value hierarchy.

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

	March 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$1,092	$—	$1,092
Agency - Residential	—	750	—	750
Municipal obligations	—	34	—	34
Corporate debt obligations	—	42	—	42
Loans held-for-sale
Residential first mortgage loans	—	4,725	—	4,725
Loans held-for-investment
Residential first mortgage loans	—	8	—	8
Home equity	—	—	4	4
Mortgage servicing rights	—	—	239	239
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	30	30
Futures	—	2	—	2
Mortgage-backed securities forwards	—	5	—	5
Interest rate swaps and swaptions	—	8	—	8
Total assets at fair value	$—	$6,666	$273	$6,939
Derivative liabilities
Mortgage backed securities forwards	$—	$(21)	$—	$(21)
Interest rate swaps	—	(8)	—	(8)
DOJ litigation settlement	—	—	(60)	(60)
Contingent consideration	—	—	(21)	(21)
Total liabilities at fair value	$—	$(29)	$(81)	$(110)

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$987	$—	$987
Agency - Residential	—	794	—	794
Municipal obligations	—	34	—	34
Corporate debt obligations	—	38	—	38
Loans held-for-sale
Residential first mortgage loans	—	4,300	—	4,300
Loans held-for-investment
Residential first mortgage loans	—	8	—	8
Home equity	—	—	4	4
Mortgage servicing rights	—	—	291	291
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	24	24
Mortgage-backed securities forwards	—	4	—	4
Interest rate swaps and swaptions	—	11	—	11
Total assets at fair value	$—	$6,176	$319	$6,495
Derivative liabilities
Interest rate swap on FHLB advances	—	(1)	—	(1)
Mortgage-backed securities forwards	—	(6)	—	(6)
Interest rate swaps	—	(4)	—	(4)
DOJ litigation settlement	—	—	(60)	(60)
Contingent consideration	—	—	(25)	(25)
Total liabilities at fair value	$—	$(11)	$(85)	$(96)

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018.

Fair Value Measurements Using Significant Unobservable Inputs

The following tables include a roll forward of the Consolidated Statements of Financial Condition amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy:

	Balance at Beginning of Period	Total Gains (Losses) Recorded in Earnings (1)	Purchases / Originations	Sales	Settlements	Transfers In (Out)	Balance at End of Period
	(Dollars in millions)
Three Months Ended March 31, 2018
Assets
Loans held-for-investment
Home equity	$4	$1	$—	$—	$(1)	$—	$4
Mortgage servicing rights	291	5	84	(141)	—	—	239
Rate lock commitments (net) (2)	24	(34)	62	—	—	(22)	30
Totals	$319	$(28)	$146	$(141)	$(1)	$(22)	$273
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	(25)	2	—	—	2	—	(21)
Totals	$(85)	$2	$—	$—	$2	$—	$(81)

Three Months Ended March 31, 2017
Assets
Loans held-for-sale
Home equity	$—	$1	$—	$—	$—	$52	53
Loans held-for-investment
Home equity	65	1	—	—	(6)	(55)	5
Mortgage servicing rights	335	4	21	(65)	—	—	295
Rate lock commitments (net) (2)	18	16	53	—	—	(46)	41
Totals	$418	$22	$74	$(65)	$(6)	$(49)	$394
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$(60)

(1)	There were no unrealized gains (losses) recorded in OCI during the three months ended March 31, 2018 and 2017.

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
	(Dollars in millions)
March 31, 2018
Assets
Loans held-for-investment
Home equity	$4	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% - 10.8% (9.0%) 20.6% - 30.9% (25.8%) 3.0% - 4.5% (3.8%)
Mortgage servicing rights	$239	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	5.3% - 8.0% (6.7%) 8.0% - 11.8% (9.9%) $62 - $93 ($77)
Rate lock commitments (net)	$30	Consensus pricing	Origination pull-through rate	61.9% - 92.9% (77.4%)
Liabilities
DOJ litigation settlement	$(60)	Discounted cash flows	Discount rate Asset growth rate	8.1% - 12.1% (10.1%) 5.6% - 23.3% (6.9%)
Contingent consideration	$(21)	Discounted cash flows	Beta Equity volatility	0.6 - 1.6 (1.1) 26.6% - 58.9% (40.0%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
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

MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation would result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For March 31, 2018 and December 31, 2017 the weighted average life (in years) for the entire MSRs portfolio was 6.3 and 6.0, respectively.

DOJ litigation settlement. The significant unobservable input used in the fair value measurement of the DOJ litigation settlement are the discount rate and asset growth rate, in addition to those discussed in Note 16 - Legal Proceedings,

Contingencies and Commitments. Significant increases (decreases) in the discount rate or asset growth rate in isolation would result in a marginally lower (higher) fair value measurement. For further information on the fair value inputs related to the DOJ litigation settlement, see Note 16 - Legal Proceedings, Contingencies, and Commitments.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis.

The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Gains (Losses)
	(Dollars in millions)
March 31, 2018
Loans held-for-sale (2)	$8	$8	$—	$(2)
Impaired loans held-for-investment (2)
Residential first mortgage loans	21	—	21	(2)
Repossessed assets (3)	5	—	5	—
Totals	$34	$8	$26	$(4)
December 31, 2017
Loans held-for-sale (2)	$6	$6	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	21	—	21	(10)
Repossessed assets (3)	8	—	8	—
Totals	$35	$6	$29	$(11)

(1)	The fair values are determined at various dates during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

(2)	Gains (losses) reflect fair value adjustments on assets for which we did not elect the fair value option.

(3)	Gains (losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

The following tables present the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
March 31, 2018
Impaired loans held-for-investment
Loans held-for-investment	$21	Fair value of collateral	Loss severity discount	25% - 30% (29.9%)
Repossessed assets	$5	Fair value of collateral	Loss severity discount	0% - 100% (44.5%)
December 31, 2017
Impaired loans held-for-investment
Loans held-for-investment	$21	Fair value of collateral	Loss severity discount	25% - 30% (27.9%)
Repossessed assets	$8	Fair value of collateral	Loss severity discount	0% - 100% (70.9%)

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	March 31, 2018
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$243	$243	$243	$—	$—
Investment securities available-for-sale	1,918	1,918	—	1,918	—
Investment securities held-to-maturity	771	746	—	746	—
Loans held-for-sale	4,743	4,744	—	4,744	—
Loans held-for-investment	8,134	8,003	—	8	7,995
Loans with government guarantees	286	274	—	274	—
Mortgage servicing rights	239	239	—	—	239
Federal Home Loan Bank stock	303	303	—	303	—
Bank owned life insurance	333	333	—	333	—
Repossessed assets	5	5	—	—	5
Other assets, foreclosure claims	69	69	—	69	—
Derivative financial instruments, assets	45	45	—	15	30
Liabilities
Retail deposits
Demand deposits and savings accounts	$(5,258)	$(4,794)	$—	$(4,794)	$—
Certificates of deposit	(1,840)	(1,832)	—	(1,832)	—
Wholesale deposits	(227)	(217)	—	(217)	—
Government deposits	(1,245)	(1,215)	—	(1,215)	—
Custodial deposits	(1,416)	(1,361)	—	(1,361)	—
Federal Home Loan Bank advances	(5,433)	(5,422)	—	(5,422)	—
Long-term debt	(494)	(454)	—	(454)	—
DOJ litigation settlement	(60)	(60)	—	—	(60)
Contingent consideration	(21)	(21)	—	—	(21)
Derivative financial instruments, liabilities	(29)	(29)	—	(29)	—

	December 31, 2017
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$204	$204	$204	$—	$—
Investment securities available-for-sale	1,853	1,853	—	1,853	—
Investment securities held-to-maturity	939	924	—	924	—
Loans held-for-sale	4,321	4,322	—	4,322	—
Loans held-for-investment	7,713	7,667	—	8	7,659
Loans with government guarantees	271	261	—	261	—
Mortgage servicing rights	291	291	—	—	291
Federal Home Loan Bank stock	303	303	—	303	—
Bank owned life insurance	330	330	—	330	—
Repossessed assets	8	8	—	—	8
Other assets, foreclosure claims	84	84	—	84	—
Derivative financial instruments, assets	39	39	—	15	24
Liabilities
Retail deposits
Demand deposits and savings accounts	$(4,965)	$(4,557)	$—	$(4,557)	$—
Certificates of deposit	(1,493)	(1,498)	—	(1,498)	—
Wholesale deposits	(45)	(43)	—	(43)	—
Government deposits	(1,073)	(1,048)	—	(1,048)	—
Custodial deposits	(1,358)	(1,311)	—	(1,311)	—
Federal Home Loan Bank advances	(5,665)	(5,662)	—	(5,662)	—
Long-term debt	(494)	(417)	—	(417)	—
DOJ litigation settlement	(60)	(60)	—	—	(60)
Contingent consideration	(25)	(25)	—	—	(25)
Derivative financial instruments, liabilities	(11)	(11)	—	(11)	—

Fair Value Option

We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$(88)	$53
Loans held-for-investment
Other noninterest income	$—	$1

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	March 31, 2018			December 31, 2017
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$7	$7	$—	$6	$5	$(1)
Loans held-for-investment	5	4	(1)	5	4	(1)
Total nonaccrual loans	$12	$11	$(1)	$11	$9	$(2)
Other performing loans
Loans held-for-sale	$4,626	$4,718	$92	$4,167	$4,295	$128
Loans held-for-investment	9	8	(1)	10	8	(2)
Total other performing loans	$4,635	$4,726	$91	$4,177	$4,303	$126
Total loans
Loans held-for-sale	$4,633	$4,725	$92	$4,173	$4,300	$127
Loans held-for-investment	14	12	(2)	15	12	(3)
Total loans	$4,647	$4,737	$90	$4,188	$4,312	$124
Liabilities
Litigation settlement (1)	$(118)	$(60)	$58	$(118)	$(60)	$58

(1)	We are obligated to pay $118 million in installment payments upon meeting certain performance conditions, as described in Note 16 - Legal Proceedings, Contingencies and Commitments.

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

Effective January 1, 2018, operating leases in Community Banking are reflected as loans by reclassifying rental income and depreciation expense to net interest income. In addition, the interest expense on custodial deposits on third party sub-servicing contracts, previously recognized in the Mortgage Servicing segment as loan administration income, is now reflected in the Mortgage Origination segment as a component of net interest income. Prior period segment financial information, related to these changes, has been recast to conform to the current presentation.

The Community Banking segment originates loans, provides deposits and fee based services to consumer, business, and mortgage lending customers through its Branch Banking, Business Banking and Commercial Banking, Government Banking, Warehouse Lending and LHFI Portfolio groups. Products offered through these groups include checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, commercial loans, commercial real estate loans, equipment finance and leasing, home builder finance loans and warehouse lines of credit. Other financial services available include consumer and corporate card services, customized treasury management solutions, merchant services and capital markets services such as loan syndications, and wealth management products and services.

The Mortgage Originations segment originates and acquires one-to-four family residential mortgage loans to sell or hold on our balance sheet. The originate-to-sell segment comprises the majority of the lending activity via originations through mortgage branches, call centers, the Internet and third party counterparties. The resulting gains from sales associated with these loans are recognized in the Mortgage Originations segment whereas the interest income on LHFI is recognized in Community Banking.

The Mortgage Servicing segment services and subservices mortgage loans for others on a fee for service basis and may also collect ancillary fees and earn income through the use of noninterest-bearing escrows. Revenue for those serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the status of the underlying loans. The Mortgage Servicing segment provides servicing of residential mortgages for our own LHFI portfolio in the Community Banking segment and our own LHFS portfolio in the Mortgage Originations segment, for which it earns revenue via an intercompany service fee allocation.

The Other segment includes the treasury functions, which include, the impact of interest rate risk management, balance sheet funding activities and the administration of the investment securities portfolios, as well as miscellaneous other expenses of a corporate nature. In addition, the Other segment includes revenue and expenses related to treasury and corporate assets and liabilities and equity not directly assigned or allocated to the Mortgage Originations, Mortgage Servicing or Community Banking operating segments.

Revenues are comprised of net interest income (before the (provision) benefit for loan losses) and noninterest income. Noninterest expenses and provision (benefit) for income taxes are fully allocated to each operating segment. Allocation methodologies may be subject to periodic adjustment as the internal management accounting system is revised and the business or product lines within the segments change.

The following tables present financial information by business segment for the periods indicated:

	Three Months Ended March 31, 2018
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$70	$31	$2	$3	$106
Net gain (loss) on loan sales	(2)	62	—	—	60
Other noninterest income	8	19	19	5	51
Total net interest income and noninterest income	76	112	21	8	217
(Provision) benefit for loan losses	(1)	—	—	1	—
Compensation and benefits	(17)	(29)	(4)	(30)	(80)
Other noninterest expense	(26)	(41)	(16)	(10)	(93)
Total noninterest expense	(43)	(70)	(20)	(40)	(173)
Income (loss) before overhead allocations and income taxes	32	42	1	(31)	44
Overhead allocations	(11)	(18)	(5)	34	—
Provision for income taxes	4	5	—	—	9
Net income (loss)	$17	$19	$(4)	$3	$35
Intersegment (expense) revenue	$(1)	$—	$5	$(4)	$—

Average balances
Loans held-for-sale	$12	$4,219	$—	$—	$4,231
Loans with government guarantees	—	291	—	—	291
Loans held-for-investment	7,452	6	—	29	7,487
Total assets	7,639	5,527	35	3,889	17,090
Deposits	7,830	—	1,541	—	9,371
(1) Income and expenses relating to operating leases and the CCD income for subservicing clients, have been reclassified to net interest income.

	Three Months Ended March 31, 2017
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$51	$30	$3	$(1)	$83
Net gain (loss) on loan sales	(2)	50	—	—	48
Other noninterest income	8	26	16	2	52
Total net interest income and noninterest income	57	106	19	1	183
(Provision) benefit for loan losses	(2)	(2)	—	1	(3)
Compensation and benefits	(16)	(20)	(4)	(32)	(72)
Other noninterest expense	(20)	(27)	(16)	(5)	(68)
Total noninterest expense	(36)	(47)	(20)	(37)	(140)
Income (loss) before overhead allocations and income taxes	19	57	(1)	(35)	40
Provision (benefit) for income taxes	3	14	(2)	(2)	13
Overhead allocation	(10)	(17)	(6)	33	—
Net income (loss)	$6	$26	$(5)	$—	$27
Intersegment (expense) revenue	$(1)	$—	$5	$(4)	$—

Average balances
Loans held-for-sale	$20	$3,266	$—	$—	$3,286
Loans with government guarantees	—	342	—	—	342
Loans held-for-investment	5,605	5	—	29	5,639
Total assets	5,675	4,602	40	3,726	14,043
Deposits	7,455	—	1,340	—	8,795
(1) Income and expenses relating to operating leases and the CCD income for subservicing clients, have been reclassified to net interest income.

Note 19 - Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

We adopted the following accounting standard updates (ASU) during 2018, none of which had a material impact to our financial statements:

Standard	Description	Effective Date
ASU 2018-03	Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10) - Update to 2016-01	January 1, 2018
ASU 2018-02	Income Statement-Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019
ASU 2017-09	Update 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting	January 1, 2018
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

Accounting Standards Adopted which had a Material Impact

The following ASUs have been adopted which impact our significant accounting policies and/or have a significant financial impact:

Revenue from Contracts with Customers - In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration in exchange for those goods or services.

Effective January 1, 2018, we have adopted the requirements of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments. We have implemented the guidance utilizing the modified retrospective approach which did not have a material impact on the Company's financial position or results of operations. As lease contracts and financial instruments, which include loans and securities, are excluded from the scope of this standard, the majority our revenue falls outside of the scope of Topic 606.

The adoption of this guidance does not result in changes to how revenue is recognized or the timing of recognition from our method prior to adoption. Revenue is recognized when obligations, under the terms of a contract with our customer, are satisfied, which generally occurs when services are performed. Revenue is measured as the amount of consideration we expect to receive in exchange for providing services.

The disaggregation of our revenue from contracts with customers is provided below.

		Three Months Ended March 31,
	Location of Revenue (1)	2018	2017
		(Dollars in millions)
Deposit account and other banking income	Deposit fees and charges	$4	$3
Interchange fees	Deposit fees and charges	1	1
Wealth management	Other noninterest income	2	1
Total		$7	$5

(1)	Recognized within the Community Banking segment.

Deposit account and other banking income - We charge depositors various deposit account service fees including those for outgoing wires, overdrafts, stop payments, and ATM fees. These fees are generated from a depositor’s option to purchase services offered under the contract and are only considered a contract when the depositor exercises their option to purchase these account services. Therefore we deem the term of our contracts with depositors to be day-to-day and do not extend beyond the services already provided. Deposit account and other banking fees are recorded at the point in time we perform the requested service.

Interchange income - We collect interchange fee income when debit cards that we have issued to our customers, are used in merchant transactions. Our performance obligation is satisfied and revenue is recognized at the point we initiate the payment of funds from a customer’s account to a merchant account.

Merchant fee income - We receive a percentage of merchant fees based upon card transactions processed through point of sale terminals at referred merchant locations. Our performance obligation is satisfied when our referral of a merchant to a payment processing vendor results in an executed agreement between the merchant and the vendor. Merchant fee revenue is recognized as received. Merchant fee income was less than $1 million for the three months ended March 31, 2018 and March 31, 2017

Wealth management revenue - We earn commission income through a revenue share program based on a tiered percentage of total gross commissions generated from the sales of investment and insurance services to Flagstar customers. Commissions are earned and our performance obligation has been satisfied at the point of sale or trade execution. Our portion of earned commissions is calculated, paid and recognized as revenue on a monthly basis.

We also receive revenue from portfolio management services. We receive payment for portfolio management services in advance at beginning of each quarter for services to be performed over the quarter which results an insignificant revenue liability. We recognize this revenue over the quarter on a straight-line basis, as we believe this is the most appropriate method to measure progress towards satisfaction of the performance obligation.

Derivatives and Hedging - In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments were designed to more closely align hedge accounting requirements with users’ risk management strategies. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company has early adopted this ASU during the first quarter of 2018. The guidance provides a broader range of hedge accounting opportunities and simplifies documentation requirements for our existing cash flow hedge relationships. In conjunction with adoption of this ASU, the Company elected to transfer $144 million of investment securities from HTM to AFS during the first quarter of 2018, as permitted by the standard, which resulted in a de minimis impact to OCI.

Accounting Standards Issued But Not Yet Adopted

The following ASUs have been issued and are expected to result in a significant change to our significant accounting policies and/or have a significant financial impact:

Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU alters the current method for recognizing credit losses within the reserve account. Currently, an institution uses the incurred loss method, whereas the new guidance requires financial assets to be presented at the net amount expected to be collected (i.e., net of expected credit losses). The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. We have established an internal steering committee to lead the implementation efforts. The steering committee is in the process of evaluating control and process framework, data, model, and resource requirements and areas where modifications will be required. We are currently evaluating the impact the adoption of the guidance will have on our Consolidated Financial Statements, and highlight that any impact will be contingent upon the underlying characteristics of the affected portfolio and macroeconomic and internal forecasts at adoption date.

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes Topic 840. The guidance requires lessees to recognize substantially all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective retrospectively for fiscal years beginning after December 15, 2018 and early adoption is permitted. Upon adoption and implementation, we expect to gross up assets and liabilities due to the recognition of lease liabilities and right of use assets associated with the underlying lease contracts. While we do not expect the adoption of the guidance to have a material impact on our Consolidated Statements of Operations given our current inventory of leases, review is ongoing and we will continue to evaluate the impact to the Consolidated Statements of Financial Condition and to capital. In January 2018, the FASB issued ASU 2018-01 Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842, as we do not currently have land easements, this update does not currently have a financial impact.

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of March 31, 2018, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of March 31, 2018.

(b)
Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, the Company is party to legal proceedings incidental to its business. For further information, see Note 16 - Legal Proceedings, Contingencies and Commitments.

Item 1A. Risk Factors

The Company believes that there have been no material changes to the risk factors previously disclosed in response to Item 1A. to Part I, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended March 31, 2018.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended March 31, 2018.

Item 3. Defaults upon Senior Securities

The Company had no defaults on senior securities.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1
Second Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc. (previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, for the period ended June 30, 2017, and incorporated herein by reference).

3.2
Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, for the period ended September 30, 2016, and incorporated herein by reference).

4.1
Indenture, dated July 11, 2016, between Flagstar Bancorp, Inc. as Issuers and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of 6.125% senior secured note due 2021 (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated July 11, 2016, and incorporated herein by reference).

4.2
Registration Rights Agreement, dated as of July 11, 2016, among Flagstar Bancorp, Inc., J.P.Morgan Securities LLC and Sandler O’Neill & Partners, L.P. as representatives of the initial purchasers (previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, dated July 11, 2016, and incorporated herein by reference).

4.3	Form of 6.125% Global Note due 2021 (previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4, dated October 7, 2016, and incorporated herein by reference).

10.1
2016 Stock Award and Incentive Plan Restricted Stock Unit Senior Executive Officer Award Agreement - 4 year ratable (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.2
2016 Stock Award and Incentive Plan Restricted Stock Unit and Performance Share Unit Senior Executive Officer Award Agreement - SEO Performance (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.3
Executive Long-Term Incentive Program Award Agreement II ($44 VWAP) (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.4
Executive Long-Term Incentive Program Award Agreement II ($40 VWAP) (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.5
2016 Stock Award and Incentive Plan Restricted Stock Unit Senior Executive Officer Award Agreement - SEO Time (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

11	Statement regarding computation of per share earnings is incorporated by reference to Note 12 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2018, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	May 7, 2018	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Second Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc. (previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, for the period ended June 30, 2017, and incorporated herein by reference).

3.2
Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2016, and incorporated herein by reference).

4.1
Indenture, dated July 11, 2016, between Flagstar Bancorp, Inc. as Issuers and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the form of 6.125% senior secured note due 2021 (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated July 11, 2016, and incorporated herein by reference).

4.2
Registration Rights Agreement, dated as of July 11, 2016, among Flagstar Bancorp, Inc., J.P.Morgan Securities LLC and Sandler O’Neill & Partners, L.P. as representatives of the initial purchasers (previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, dated July 11, 2016, and incorporated herein by reference).

4.3	Form of 6.125% Global Note due 2021 (previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4, dated October 7, 2016, and incorporated herein by reference).

10.1
2016 Stock Award and Incentive Plan Restricted Stock Unit Senior Executive Officer Award Agreement - 4 year ratable (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.2
2016 Stock Award and Incentive Plan Restricted Stock Unit and Performance Share Unit Senior Executive Officer Award Agreement - SEO Performance (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.3
Executive Long-Term Incentive Program Award Agreement II ($44 VWAP) (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.4
Executive Long-Term Incentive Program Award Agreement II ($40 VWAP) (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.5
2016 Stock Award and Incentive Plan Restricted Stock Unit Senior Executive Officer Award Agreement - SEO Time (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

11	Statement regarding computation of per share earnings is incorporated by reference to Note 12 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2018, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.