Form 10-Q
period 2018-06-30
FLAGSTAR BANCORP INC
filed 2018-08-06
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of August 2, 2018, 57,599,907 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
AFS	Available for Sale	HELOC	Home Equity Lines of Credit
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	HELOAN	Home Equity Loan
ALCO	Asset Liability Committee	HOLA	Home Owners Loan Act
ALLL	Allowance for Loan & Lease Losses	Home equity	Second Mortgages, HELOANs, HELOCs
AOCI	Accumulated Other Comprehensive Income (Loss)	HTM	Held to Maturity
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
Basel III	Basel Committee on Banking Supervision Third Basel Accord	LHFI	Loans Held-for-Investment
C&I	Commercial and Industrial	LHFS	Loans Held-for-Sale
CDARS	Certificates of Deposit Account Registry Service	LTV	Loan-to-Value Ratio
CET1	Common Equity Tier 1	Management	Flagstar Bancorp’s Management
CFPB	Consumer Financial Protection Bureau	MBIA	MBIA Insurance Corporation
CLTV	Combined Loan to Value Ratio	MBS	Mortgage-Backed Securities
Common Stock	Common Shares	MD&A	Management's Discussion and Analysis
CRE	Commercial Real Estate	MSR	Mortgage Servicing Rights
DCB	Desert Community Bank	N/A	Not Applicable
DFAST	Dodd-Frank Stress Test	NYSE	New York Stock Exchange
DOJ	United States Department of Justice	OCC	Office of the Comptroller of the Currency
DTA	Deferred Tax Asset	OTTI	Other-Than-Temporary-Impairment
EVE	Economic Value of Equity	QTL	Qualified Thrift Lending
Fannie Mae	Federal National Mortgage Association	REO	Real estate and other nonperforming assets, net
FASB	Financial Accounting Standards Board	RWA	Risk Weighted Assets
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHA	Federal Housing Administration	SFR	Single Family Residence
FHLB	Federal Home Loan Bank	TARP Preferred	Troubled Asset Relief Program Fixed Rate Cumulative Perpetual Preferred Stock, Series C
FICO	Fair Isaac Corporation	TDR	Trouble Debt Restructuring
FRB	Federal Reserve Bank	UPB	Unpaid Principal Balance
Freddie Mac	Federal Home Loan Mortgage Corporation	U.S. Treasury	United States Department of Treasury
FTE	Full Time Equivalent Employees	VIE	Variable Interest Entities
GAAP	United States Generally Accepted Accounting Principles	XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the second quarter of 2018, which should be read in conjunction with the financial statements and related notes set forth in Part I, Item 1 of this Form 10-Q and Part II, Item 8 of Exhibit 99.1 to our June 1, 2018 Form 8-K Report.

Certain statements in this Form 10-Q, including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements are based on the current beliefs and expectations of our management. Actual results may differ from those set forth in forward-looking statements. See Forward-Looking Statements on page 35 of this Form 10-Q and Part I, Item 1A, Risk Factors of Flagstar Bancorp, Inc.'s 2017 Annual Report on Form 10-K for the year ended December 31, 2017. Additional information about Flagstar can be found on our website at www.flagstar.com.

Where we say "we," "us," "our," the "Company," "Bancorp" or "Flagstar," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference will include our wholly-owned subsidiary Flagstar Bank, FSB (the "Bank"). See the Glossary of Abbreviations and Acronyms on page 3 for definitions used throughout this Form 10-Q.

Introduction

We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide commercial and consumer banking services and we are the 5th largest bank mortgage originator in the nation. At June 30, 2018, we had 3,682 full-time equivalent employees. Our common stock is listed on the NYSE under the symbol "FBC." At June 30, 2018, we were no longer considered a "controlled company" for NYSE purposes, as on June 14, 2018, our former majority shareholder, MP Thrift Investments L.P., completed a secondary offering of eight million shares of common stock, reducing their common stock ownership from approximately 62 percent to 48 percent.

We have a relationship-based business model which leverages our full-service bank’s capabilities with our national mortgage platform to create and build financial relationships with our customers. At June 30, 2018, we operated 107 full service banking branches that offer a full set of banking products to consumer, commercial, and government customers. Our banking footprint spans throughout Michigan and contiguous states as well as the high desert region of California.

We originate mortgages through a wholesale network of brokers and correspondents in all 50 states, and our own loan officers from 88 retail locations in 31 states and two call centers, which includes our direct-to-consumer lending team. Flagstar is also a leading national servicer of mortgage loans and provides complementary ancillary offerings including, MSR lending, servicing advance lending and recapture services. Servicing and subservicing of loans provides fee income and generates a stable long-term source of funding through custodial deposits.

In the second quarter 2018, we signed a definitive agreement to acquire 52 Wells Fargo branches in Indiana, Michigan, Wisconsin and Ohio. We expect to close this transaction late in the fourth quarter of 2018.

Operating Segments

Our operations are conducted through our three operating segments: Community Banking, Mortgage Originations, and Mortgage Servicing. For additional information, please see MD&A - Operating Segments and Note 18 - Segment Information.

Selected Financial Ratios
(Dollars in millions, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per share data and percentages)
Selected Mortgage Statistics:
Mortgage rate lock commitments (fallout-adjusted) (1)	$9,011	$9,002	$16,734	$14,998
Mortgage loans sold and securitized	9,260	8,989	16,506	13,473
Selected Ratios:
Interest rate spread (2)	2.58%	2.59%	2.56%	2.55%
Net interest margin	2.86%	2.77%	2.81%	2.72%
Return on average assets	1.12%	1.04%	0.97%	0.91%
Return on average equity	13.45%	11.57%	11.73%	9.77%
Equity-to-assets ratio (average for the period)	8.29%	9.02%	8.28%	9.29%
Efficiency ratio	74.4%	72.0%	76.9%	74.2%
Effective tax provision rate	20.4%	31.8%	20.2%	32.3%
Average Balances:
Average interest-earning assets	$15,993	$14,020	$15,675	$13,187
Average interest-paying liabilities	13,164	11,804	13,069	11,066
Average stockholders' equity	1,475	1,418	1,445	1,382

	June 30, 2018	December 31, 2017	June 30, 2017
	(In millions, except per share data and percentages)
Selected Statistics:
Book value per common share	$25.61	$24.40	$24.64
Tangible book value per share (3)	$24.37	$24.04	$24.29
Number of common shares outstanding	57,598,406	57,321,228	57,161,431
Common equity-to-assets ratio	8.14%	8.27%	8.82%
Capitalized value of mortgage servicing rights	1.34%	1.16%	1.14%
Bancorp Tier 1 leverage (to adjusted avg. total assets) (4)	8.65%	8.51%	9.10%
Bank Tier 1 leverage (to adjusted avg. total assets) (4)	9.04%	9.04%	10.26%
Number of bank branches	107	99	99
Number of FTE employees	3,682	3,525	3,432

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

(3)
Excludes goodwill and intangibles of $71 million, $21 million, and $20 million at June 30, 2018, December 31, 2017, and June 30, 2017, respectively. See Non-GAAP Financial Measures for further information.

(4)	The Basel III transitional phase-in rules were applicable to December 31, 2017 and June 30, 2017.

Overview

The second quarter of 2018 resulted in net income of $50 million, or $0.85 per diluted share, up $9 million or $0.14 per diluted share compared to the second quarter of 2017. For the six months ended June 30, 2018 compared to the same period in 2017, net interest income increased $41 million, or 23 percent, led by growth in average earning assets of $2.5 billion and a 9 basis point increase in net interest margin.

The Community Banking segment continued to perform well, boosted by the acquisitions of the Desert Community Bank ("DCB") branches and the Santander warehouse business late in the first quarter. When comparing the six months ended June 30, 2018 to the same period last year, average commercial loans have increased $1.4 billion, or 45 percent with growth across all portfolios and average deposits have increased $1.1 billion, or 13 percent.

During the first half of 2018, we sold $18.4 billion UPB of mortgage servicing rights with 100 percent of the sub-servicing retained, increasing the profitability of our servicing business. Since the beginning of 2018, we have increased the number of loans serviced by 93,000 or 21 percent and are well positioned to add more scale later this year.

Our fallout-adjusted lock volume for the first half of 2018 compared to the first half of 2017, increased 12 percent, or $1.7 billion, while the gain on sale margin fell 2 basis points to 0.74 percent. This was driven by a challenging mortgage environment resulting in significant pricing competition.

Earnings Performance

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in millions, except share data)
Net interest income	$115	$97	$18	$221	$180	$41
Provision (benefit) for loan losses	(1)	(1)	—	(1)	2	(3)
Total noninterest income	123	116	7	234	216	18
Total noninterest expense	177	154	23	350	294	56
Provision for income taxes	12	19	(7)	21	32	(11)
Net income	$50	$41	$9	$85	$68	$17
Income per share
Basic	$0.86	$0.72	$0.14	$1.47	$1.18	$0.29
Diluted	$0.85	$0.71	$0.14	$1.45	$1.16	$0.29

Net income increased to $50 million or $0.85 per diluted share for the three months ended June 30, 2018, compared to $41 million or $0.71 per diluted share for the three months ended June 30, 2017. Net interest income increased $18 million for the three months ended June 30, 2018, compared to the same period in 2017, primarily driven by a higher net interest margin and a $2.0 billion increase in average interest-earnings assets, led by commercial loan growth. The $7 million increase in noninterest income primarily resulted from higher loan fees and charges and returns on MSRs, partially offset by lower gains on loan sales. Growth from acquisitions resulted in higher compensation and benefits, commissions and occupancy and equipment expenses.

Net income increased to $85 million or $1.45 per diluted share for the six months ended June 30, 2018 as compared to $68 million or $1.16 per diluted share for the six months ended June 30, 2017. Net interest income increased $41 million for the six months ended June 30, 2018, compared to the same period in 2017, primarily driven by a 19 percent increase in average interest-earning assets and an increase in net interest margin. The increase in noninterest income primarily resulted from higher gain on loan sales and loan fees and charges, partially offset by a lower return on MSRs. Our 2017 mortgage acquisitions drove an increase in originations resulting in higher volume driven expenses as well as an increase in compensation and benefits and occupancy and equipment expenses.

Additional details of each key driver have been further explained in Management's discussion below.

Net Interest Income

The following tables present, on a consolidated basis, interest income from average assets and liabilities, expressed in dollars and yields:

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$4,170	$47	4.50%	$4,269	$42	4.00%
Loans held-for-investment
Residential first mortgage	2,875	25	3.53%	2,495	21	3.38%
Home equity	679	8	5.05%	439	6	4.91%
Other	57	1	5.39%	27	—	4.54%
Total Consumer loans	3,611	34	3.85%	2,961	27	3.61%
Commercial Real Estate	2,017	26	5.09%	1,477	16	4.16%
Commercial and Industrial	1,257	17	5.30%	936	11	4.77%
Warehouse Lending	1,495	19	5.03%	850	10	4.71%
Total Commercial loans	4,769	62	5.13%	3,263	37	4.48%
Total loans held-for-investment (1)	8,380	96	4.58%	6,224	64	4.07%
Loans with government guarantees	280	2	3.66%	295	3	4.02%
Investment securities	3,049	21	2.72%	3,166	20	2.57%
Interest-earning deposits	114	1	1.72%	66	—	1.07%
Total interest-earning assets	15,993	167	4.17%	14,020	129	3.69%
Other assets	1,791			1,690
Total assets	$17,784			$15,710
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$704	$1	0.60%	$510	$—	0.15%
Savings deposits	3,412	8	0.86%	3,933	8	0.75%
Money market deposits	247	—	0.54%	239	—	0.42%
Certificates of deposit	2,006	8	1.63%	1,094	3	1.08%
Total retail deposits	6,369	17	1.06%	5,776	11	0.75%
Government deposits
Demand deposits	243	—	0.47%	200	—	0.39%
Savings deposits	488	2	1.26%	411	1	0.56%
Certificates of deposit	380	1	1.35%	291	—	0.68%
Total government deposits	1,111	3	1.12%	902	1	0.56%
Wholesale deposits and other	264	1	1.96%	4	—	0.48%
Total interest-bearing deposits	7,744	21	1.10%	6,682	12	0.72%
Short-term Federal Home Loan Bank advances	3,646	17	1.85%	3,429	8	0.98%
Long-term Federal Home Loan Bank advances	1,280	7	2.25%	1,200	6	1.91%
Other long-term debt	494	7	5.60%	493	6	5.06%
Total interest-bearing liabilities	13,164	52	1.58%	11,804	32	1.10%
Noninterest-bearing deposits (2)	2,670			2,057
Other liabilities	475			431
Stockholders’ equity	1,475			1,418
Total liabilities and stockholders' equity	$17,784			$15,710
Net interest income		$115			$97
Interest rate spread (3)			2.58%			2.59%
Net interest margin (4)			2.86%			2.77%
Ratio of average interest-earning assets to interest-bearing liabilities			121.5%			118.8%

(1)	Includes nonaccrual loans, for further information relating to nonaccrual loans, see Note 4 - Loans Held-for-Investment.

(2)	Includes noninterest-bearing custodial deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$4,201	$90	4.31%	$3,780	$74	3.94%
Loans held-for-investment
Residential first mortgage	2,824	49	3.47%	2,447	41	3.35%
Home equity	674	17	5.13%	436	11	5.01%
Other	42	1	5.12%	26	—	4.52%
Total Consumer loans	3,540	67	3.80%	2,909	52	3.61%
Commercial Real Estate	1,986	50	4.98%	1,399	28	3.99%
Commercial and Industrial	1,237	33	5.25%	855	20	4.67%
Warehouse Lending	1,173	30	5.07%	770	18	4.62%
Total Commercial loans	4,396	113	5.08%	3,024	66	4.34%
Total loans held-for-investment (1)	7,936	180	4.51%	5,933	118	3.98%
Loans with government guarantees	285	5	3.69%	318	7	4.34%
Investment securities	3,140	43	2.71%	3,090	39	2.54%
Interest-earning deposits	113	1	1.69%	66	1	0.97%
Total interest-earning assets	15,675	319	4.06%	13,187	239	3.63%
Other assets	1,764			1,694
Total assets	$17,439			$14,881
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$626	$1	0.46%	$509	$—	0.17%
Savings deposits	3,451	14	0.83%	3,930	15	0.76%
Money market deposits	226	1	0.49%	258	1	0.44%
Certificates of deposit	1,814	14	1.55%	1,083	6	1.07%
Total retail deposits	6,117	30	0.99%	5,780	22	0.75%
Government deposits
Demand deposits	242	1	0.51%	217	—	0.39%
Savings deposits	485	3	1.18%	435	1	0.54%
Certificates of deposit	391	2	1.27%	305	1	0.65%
Total government deposits	1,118	6	1.07%	957	2	0.54%
Wholesale deposits and other	217	2	1.94%	6	—	0.42%
Total interest-bearing deposits	7,452	38	1.03%	6,743	24	0.72%
Short-term Federal Home Loan Bank advances	3,838	32	1.68%	2,630	12	0.89%
Long-term Federal Home Loan Bank advances	1,285	14	2.17%	1,200	11	1.89%
Other long-term debt	494	14	5.49%	493	12	5.05%
Total interest-bearing liabilities	13,069	98	1.50%	11,066	59	1.08%
Noninterest-bearing deposits (2)	2,443			2,024
Other liabilities	482			409
Stockholders’ equity	1,445			1,382
Total liabilities and stockholders' equity	$17,439			$14,881
Net interest income		$221			$180
Interest rate spread (3)			2.56%			2.55%
Net interest margin (4)			2.81%			2.72%
Ratio of average interest-earning assets to interest-bearing liabilities			119.9%			119.2%

(1)	Includes nonaccrual loans, for further information relating to nonaccrual loans, see Note 4 - Loans Held-for-Investment.

(2)	Includes noninterest-bearing custodial deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30,
	2018 Versus 2017 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$5	$—	$5
Loans held-for-investment
Residential first mortgage	1	3	4
Home equity	—	2	2
Other	1	—	1
Total Consumer loans	2	5	7
Commercial Real Estate	5	5	10
Commercial and Industrial	2	4	6
Warehouse Lending	1	8	9
Total Commercial loans	8	17	25
Total loans held-for-investment	10	22	32
Loans with government guarantees	(1)	—	(1)
Investment securities	1	—	1
Interest-earning deposits and other	1	—	$1
Total interest-earning assets	$16	$22	$38
Interest-Bearing Liabilities
Interest-bearing deposits	$7	$2	$9
Short-term Federal Home Loan Bank advances	8	1	9
Long-term Federal Home Loan Bank advances	1	—	1
Other long-term debt	1	—	1
Total interest-bearing liabilities	17	3	20
Change in net interest income	$(1)	$19	$18

	Six Months Ended June 30,
	2018 Versus 2017 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$8	$8	$16
Loans held-for-investment
Residential first mortgage	2	6	8
Home equity	1	5	6
Other	—	1	1
Total Consumer loans	3	12	15
Commercial Real Estate	10	12	22
Commercial and Industrial	4	9	13
Warehouse Lending	3	9	12
Total Commercial loans	17	30	47
Total loans held-for-investment	20	42	62
Loans with government guarantees	(1)	(1)	(2)
Investment securities	3	1	4
Total interest-earning assets	$30	$50	$80
Interest-Bearing Liabilities
Interest-bearing deposits	$11	$3	$14
Short-term Federal Home Loan Bank advances	15	5	20
Long-term Federal Home Loan Bank advances	2	1	3
Other long-term debt	2	—	2
Total interest-bearing liabilities	30	9	39
Change in net interest income	$—	$41	$41

Comparison to Prior Year Quarter

Net interest income increased $18 million, or 19 percent, for the three months ended June 30, 2018, compared to the same period in 2017. This increase was primarily driven by growth in average interest-earning assets, led by continued growth in the commercial LHFI portfolio.

Our net interest margin for the three months ended June 30, 2018 was 2.86 percent, as compared to 2.77 percent for the three months ended June 30, 2017. The increase in net interest margin was primarily driven by the growth in our commercial loan portfolios, partially offset by higher average rates on deposits. Our deposit costs experienced modest growth despite the rising rate environment and slight extension of duration driven by holding a higher percentage of certificates of deposits.

Average interest-earning assets increased $2.0 billion for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to an increase in LHFI average balances. The LHFI portfolio increase was primarily driven by growth in the commercial loan portfolios which increased $1.5 billion, or 46 percent, as we executed on the acquisition of the Santander warehouse business and continued to build a diversified, higher yielding commercial loan portfolio.

Average interest-bearing liabilities increased $1.4 billion for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This increase was primarily due to average interest-bearing deposits increasing $1.1 billion led by the recent DCB branch acquisition as well as organic growth in retail certificates of deposit and wholesale deposits, partially offset by a decline in retail savings deposits.

Comparison to Prior Year to Date

Net interest income increased $41 million, or 23 percent, for the six months ended June 30, 2018, compared to the same period in 2017. This increase was primarily driven by growth in average interest-earning assets, led by continued growth in the commercial LHFI portfolio and higher average LHFS balances.

Our net interest margin for the six months ended June 30, 2018 was 2.81 percent, as compared to 2.72 percent for the six months ended June 30, 2017. The increase in net interest margin was primarily driven by rising yields on our LHFI portfolios, which increased 53 basis points, representing a loan beta of 71 percent, more than offsetting the 31 basis point increase in average costs of deposits, representing a deposit beta of 30 percent.

Average interest-earning assets increased $2.5 billion for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to an increase in LHFI and LHFS average balances. The LHFI portfolio increase was primarily driven by $1.4 billion of growth in CRE and C&I loans along with higher average warehouse balances driven by the acquisition of the Santander warehouse business.

Average interest-bearing liabilities increased $2.0 billion for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to an increase in FHLB advances used to fund balance sheet growth. The recent DCB branch acquisition as well as higher retail and wholesale deposits drove a $709 million increase in average interest-bearing deposits.

Provision for Loan Losses

Comparison to Prior Year Quarter

The provision for loan losses was a benefit of $1 million during both the three months ended June 30, 2018 and June 30, 2017, which reflects our continued strong credit quality, including low delinquencies and charge-offs, along with growth of the portfolio in areas we believe to pose lower levels of credit risk.

Comparison to Prior Year to Date

The provision for loan losses was a benefit of $1 million during the six months ended June 30, 2018, compared to a provision of $2 million during the six months ended June 30, 2017. The improvement in the provision reflects our continued strong credit quality with lower levels of charge-offs along with growth of the portfolio in areas we believe to pose lower levels of credit risk.

For further information on the provision for loan losses see MD&A - Credit Quality.

Noninterest Income

The following tables provide information on our noninterest income along with additional details related to our net gain on loan sales and other mortgage metrics:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in millions)
Net gain on loan sales	$63	$66	$(3)	$123	$114	$9
Loan fees and charges	24	20	4	44	35	9
Deposit fees and charges	5	5	—	10	9	1
Loan administration income	5	6	(1)	10	11	(1)
Net return on mortgage servicing rights	9	6	3	13	20	(7)
Other noninterest income	17	13	4	34	27	7
Total noninterest income	$123	$116	$7	$234	$216	$18

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)	$9,011	$9,002	$9	$16,734	$14,998	$1,736
Net margin on mortgage rate lock commitments (fallout-adjusted) (1)(2)	0.71%	0.73%	(0.02)%	0.74%	0.76%	(0.02)%
Mortgage loans sold and securitized	9,260	8,989	271	16,506	13,473	3,033

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the level of interest rates.

(2)	Gain on loan sale volume is based on net gain on loan sales to fallout-adjusted mortgage rate lock commitments.

Comparison to Prior Year Quarter

Total noninterest income increased $7 million during the three months ended June 30, 2018, compared to the same period in 2017.

Net gain on loan sales decreased $3 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to a 2 basis point decrease in net gain on loan sale margin on relatively flat fallout-adjusted rate lock volume. The decrease in net gain on loan sale margin is being driven by overcapacity in the mortgage industry resulting in increased pricing competition.

Loan fees and charges increased $4 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to a shift in channel mix from third party to retail originations which more than offset the decrease in total mortgage loan closings.

Net return on MSRs, including the impact of hedges, increased $3 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase was primarily due to higher net return from the MSR asset and lower transaction costs related to less sales volume in the three months ended June 30, 2018 than the same period last year.

Other noninterest income increased $4 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase was primarily due to higher FHLB stock dividend income attributable to an increase in FHLB stock holdings and higher rental income driven by growth within the equipment finance portfolio.

Comparison to Prior Year to Date

Total noninterest income increased $18 million during the six months ended June 30, 2018, compared to the same period in 2017.

Net gain on loan sales increased $9 million during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Fallout-adjusted rate locks increased 12 percent, boosted by our 2017 mortgage business acquisitions. This volume increase was partially offset by a 2 basis point decrease in net gain on loan sale margin due to overcapacity in the market and increased pricing competition.

Loan fees and charges increased $9 million during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to an increase in mortgage loan closings and shift in channel mix from third party originations to retail channels.

Net return on MSRs, including the impact of hedges, decreased $7 million during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to lower net return from the MSR asset, along with a lower average MSR balance.

Other noninterest income increased $7 million during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase was primarily due to higher FHLB stock dividend income attributable to an increase in FHLB stock holdings and a supplemental dividend received in the first quarter of 2018, higher rental income driven by growth within the equipment finance portfolio, and higher investment and insurance income.

Noninterest Expense

The following table sets forth the components of our noninterest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in millions)
Compensation and benefits	$80	$71	$9	$160	$143	$17
Commissions	25	16	9	43	26	17
Occupancy and equipment	30	25	5	60	47	13
Federal insurance premiums	6	4	2	12	7	5
Loan processing expense	15	14	1	29	26	3
Legal and professional expense	6	8	(2)	12	15	(3)
Other noninterest expense	15	16	(1)	34	30	4
Total noninterest expense	$177	$154	$23	$350	$294	$56
Efficiency ratio	74.4%	72.0%	2.4%	76.9%	74.2%	2.7%
Average number of FTE	3,664	3,263	401	3,641	3,100	541

Comparison to Prior Year Quarter

Noninterest expense increased $23 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

Compensation and benefits increased $9 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This increase is primarily due to 12 percent higher average FTE due to acquisitions and growth in our business.

Commissions increased $9 million, during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to the acquisition of the Opes in 2017, which has increased our retail mortgage originations versus our predominately third party origination model.

Occupancy and equipment increased $5 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase was primarily due to a higher average depreciable asset base and an increase in rent expense relating to acquisitions.

Comparison to Prior Year to Date

Noninterest expense increased $56 million during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Compensation and benefits increased $17 million during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to 17 percent higher average FTE, driven by acquisitions and growth in our business.

Commissions increased $17 million during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase is primarily due to the acquisition of Opes in 2017, which has increased our retail mortgage originations versus our predominately third party origination model, and $1.7 billion higher loan originations in the six months ended June 30, 2018 compared to the same period a year ago.

Occupancy and equipment increased $13 million during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase was primarily due to a higher average depreciable asset base and an increase in vendor services supporting business growth.

FDIC insurance premiums increased $5 million during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to growth in our total assets.

Other noninterest expense increased $4 million during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to an increase in advertising expenses to raise brand awareness.

Provision for Income Taxes

Our provision for income taxes for the three and six months ended June 30, 2018 was $12 million and $21 million, respectively, compared to a provision of $19 million and $32 million for the three and six months ended June 30, 2017, respectively. These decreases are primarily due to the reduction in the statutory corporate tax rate from 35 percent to 21 percent as a result of the Tax Cuts and Jobs Act.

Our effective tax provision rate for the three and six months ended June 30, 2018 was 20.4 percent and 20.2 percent, respectively, compared to 31.8 percent and 32.3 percent for the three and six months ended June 30, 2017, respectively. Our effective tax provision rate differs from the combined federal and state statutory tax rate primarily due to non-taxable bank owned life insurance and other tax-exempt earnings, partially offset by nondeductible expenses.

Operating Segments

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 18 - Segment Information.

Community Banking

Our Community Banking segment services consumer, governmental and commercial customers in our banking footprint which spans throughout Michigan and contiguous states as well as the high desert region of California. We also serve home builders, correspondents, and commercial customers on a national basis.

Our commercial customers are from a diversified range of industries including financial, insurance, service, manufacturing, and distribution. We offer financial products to these customers for use in their normal business operations and financing of working capital needs, equipment purchases and other capital investments. Additionally, our commercial real estate business supports income producing real estate and home builder. These loans are made to finance properties such as owner-occupied, retail, multi-family apartment buildings, office, industrial buildings, and home builder.

Our Community Banking segment has seen continued growth and our transformation into a commercial bank continues to be a key component in our overall business model. Our commercial loan portfolio has grown to $5.1 billion as of June 30, 2018, representing a 37 percent increase from June 30, 2017.

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

Mortgage Servicing

The Mortgage Servicing segment services our own and subservices mortgage loans for others through a scalable servicing platform on a fee for service basis and may also collect ancillary fees and earn income through the use of noninterest bearing escrows. The loans we service generate custodial deposits which provide a stable funding source. Revenue for those serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the delinquency status of the underlying loans. The Mortgage Servicing segment also services residential mortgages for our LHFI portfolio in the Community Banking segment and our own MSR portfolio in the Mortgage Originations segment for which it earns intersegment revenue.

The following table presents residential loans serviced and the number of accounts associated with those loans.

	June 30, 2018		December 31, 2017
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Residential loan servicing
Serviced for own loan portfolio (2)	$7,303	32,012	$7,013	29,493
Serviced for others	19,249	78,898	25,073	103,137
Subserviced for others (3)	93,761	424,331	65,864	309,814
Total residential loans serviced	$120,313	535,241	$97,950	442,444

(1)	UPB, net of write downs, does not include premiums or discounts.

(2)	Includes LHFI (residential first mortgage and home equity), LHFS (residential first mortgage), loans with government guarantees (residential first mortgage), and repossessed assets.

(3)	Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs. Includes repossessed assets.

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

OPERATING SEGMENT PERFORMANCE

	Three Months Ended June 30,			Six Months Ended June 30,
Community Banking	2018	2017	Change	2018	2017	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$80	$57	$23	$150	$108	$42
(Provision) benefit for loan losses	—	—	—	(1)	(2)	1
Net interest income after (provision) benefit for loan losses	80	57	23	149	106	43
Net gain (loss) on loan sales	(5)	(1)	(4)	(7)	(3)	(4)
Other noninterest income	9	6	3	17	14	3
Total noninterest income	4	5	(1)	10	11	(1)
Compensation and benefits	(17)	(15)	(2)	(34)	(31)	(3)
Other noninterest expense and directly allocated overhead	(28)	(22)	(6)	(54)	(42)	(12)
Total noninterest expense	(45)	(37)	(8)	(88)	(73)	(15)
Income before indirect overhead allocations and income taxes	39	25	14	71	44	27
Overhead allocations	(9)	(10)	1	(20)	(20)	—
Provision for income taxes	7	5	2	11	8	3
Net income	$23	$10	$13	$40	$16	$24
Key Metrics
Efficiency Ratio	53.1%	59.7%	(6.6)%	54.8%	61.3%	(6.5)%
Return on average assets	1.1%	0.6%	0.5%	1.0%	0.5%	0.5%
Average number of FTE employees	826	700	126	794	694	100

Community Banking

Comparison to Prior Year Quarter

The Community Banking segment reported net income of $23 million for the three months ended June 30, 2018, compared to $10 million for the three months ended June 30, 2017. The $13 million increase in net income was primarily due to a $23 million increase in net interest income driven by higher average commercial loans. Average commercial loans increased $1.5 billion for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to organic growth and the acquisitions of Desert Community Bank branches and the Santander warehouse business in 2018. The increase in net interest income was partially offset by an $8 million increase in noninterest expense driven by higher compensation and benefits and occupancy and equipment expense primarily due to acquisitions, and an increase in FDIC premiums primarily due to higher total assets.

Comparison to Prior Year to Date

The Community Banking segment reported net income of $40 million for the six months ended June 30, 2018, compared to $16 million for the six months ended June 30, 2017. The $24 million increase in net income was primarily due to a $42 million increase in net interest income driven by average commercial loan growth of $1.4 billion for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This average commercial loan growth was due to organic growth and the acquisitions of Desert Community Bank branches and Santander warehouse business in 2018. The increase in net interest income was partially offset by a $15 million increase in noninterest expense driven by growth initiatives, which include higher compensation and benefits, occupancy and equipment expense, and advertising costs along with an increase in community reinvestment programs and FDIC premiums primarily due to higher total assets.

	Three Months Ended June 30,			Six Months Ended June 30,
Mortgage Originations	2018	2017	Change	2018	2017	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$33	$32	$1	$64	$62	$2
(Provision) benefit for loan losses	(1)	—	(1)	(1)	(2)	1
Net interest income after (provision) benefit for loan losses	32	32	—	63	60	3
Net gain on loan sales	68	67	1	130	117	13
Other noninterest income	27	24	3	46	50	(4)
Total noninterest income	95	91	4	176	167	9
Compensation and benefits	(28)	(24)	(4)	(57)	(44)	(13)
Other noninterest expense and directly allocated overhead	(47)	(38)	(9)	(88)	(65)	(23)
Total noninterest expense	(75)	(62)	(13)	(145)	(109)	(36)
Income before indirect overhead allocations and income taxes	52	61	(9)	94	118	(24)
Overhead allocation	(17)	(14)	(3)	(35)	(31)	(4)
Provision for income taxes	7	17	(10)	12	31	(19)
Net income (loss)	$28	$30	$(2)	$47	$56	$(9)
Key Metrics
Efficiency Ratio	59.3%	50.4%	8.9%	60.5%	47.6%	12.9%
Return on average assets	2.1%	2.2%	(0.1)%	1.7%	2.2%	(0.5)%
Mortgage rate lock commitments (fallout-adjusted) (1)	$9,011	$9,002	$9	$16,734	$14,998	$1,736
Average number of FTE employees	1,608	1,415	193	1,630	1,263	367

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the level of interest rates.

Mortgage Originations

Comparison to Prior Year Quarter

The Mortgage Originations segment reported net income of $28 million for the three months ended June 30, 2018, compared to $30 million for the three months ended June 30, 2017. The decrease was primarily due to an increase in noninterest expense driven by an $8 million increase in commissions resulting from an increased mix of retail production and a $4 million increase in compensation and benefits related to increased headcount from acquisitions. These decreases were partially offset by higher noninterest income primarily resulting from higher net return from the MSR asset.

Comparison to Prior Year to Date

The Mortgage Originations segment reported net income of $47 million for the six months ended June 30, 2018, compared to $56 million for the six months ended June 30, 2017. Our 2017 acquisitions drove increased mortgage volumes resulting in $1.7 billion higher fallout adjusted locks during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Consequently, net gain on loan sales and loan fees and charges, increased $13 million and $4 million, respectively. The increased mortgage volume led to higher variable costs, including $15 million higher commissions and $2 million higher loan processing expense. The acquisitions also primarily drove a $13 million increase in compensation and benefits and a $5 million increase in occupancy and equipment expense. The net return on MSR decreased $7 million driven by a decrease in our average MSR asset resulting from MSR sales.

	Three Months Ended June 30,			Six Months Ended June 30,
Mortgage Servicing	2018	2017	Change	2018	2017	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$1	$2	$(1)	$3	$5	$(2)
Provision for loan losses	—	—	—	—	—	—
Net interest income after provision for loan losses	1	2	(1)	3	5	(2)
Net gain on loan sales	—	—	—	—	—	—
Other noninterest income	22	17	5	41	33	8
Total noninterest income	22	17	5	41	33	8
Compensation and benefits	(5)	(4)	(1)	(9)	(8)	(1)
Other noninterest expense and directly allocated overhead	(15)	(16)	1	(31)	(32)	1
Total noninterest expense	(20)	(20)	—	(40)	(40)	—
Income (loss) before indirect overhead allocations and income taxes	3	(1)	4	4	(2)	6
Overhead allocations	(5)	(5)	—	(10)	(11)	1
Provision (benefit) for income taxes	(2)	(3)	1	(2)	(5)	3
Net income (loss)	$—	$(3)	$3	$(4)	$(8)	$4
Key Metrics
Efficiency Ratio	84.4%	105.3%	(20.9)%	89.6%	105.3%	(15.7)%
Return on average assets	(13.0)%	(30.8)%	17.8%	(29.2)%	(40.0)%	10.8%
Average number of residential loans serviced	495,191	404,067	91,124	477,054	395,441	81,613
Average number of FTE employees	218	196	22	213	198	15

Mortgage Servicing

Comparison to Prior Year Quarter

The Mortgage Servicing segment reported net income of less than $1 million for the three months ended June 30, 2018, compared to a net loss of $3 million for the three months ended June 30, 2017. The increase was primarily due to an increase in loans serviced which drove higher volume related income, including a $2 million increase in loan administration income and a $3 million increase in late fees and other ancillary fees. Higher loan volume also drove an increase in noninterest expense and a decrease in net interest income resulting from higher interest expense on custodial balances.

Comparison to Prior Year to Date

The Mortgage Servicing segment reported a net loss of $4 million for the six months ended June 30, 2018, compared to a net loss of $8 million for the six months ended June 30, 2017, primarily due to the growth in the number of loans serviced, volume driven income resulting from late fees, ancillary fees and loan administration income has increased a total of $9 million. This increase was partially offset by volume related costs increasing noninterest expense and a decrease in net interest income due to higher interest expense on custodial balances.

	Three Months Ended June 30,			Six Months Ended June 30,
Other	2018	2017	Change	2018	2017	Change
	(Dollars in millions)
Summary of Operations
Net interest income (1)	$1	$6	$(5)	$4	$5	$(1)
(Provision) benefit for loan losses	2	1	1	3	2	1
Net interest income after (provision) benefit for loan losses	3	7	(4)	7	7	—
Net gain (loss) on loan sales	—	—	—	—	—	—
Other noninterest income (1)	2	3	(1)	7	5	2
Total noninterest income	2	3	(1)	7	5	2
Compensation and benefits	(30)	(28)	(2)	(60)	(60)	—
Other noninterest expense and directly allocated overhead (1)	(7)	(7)	—	(17)	(12)	(5)
Total noninterest expense	(37)	(35)	(2)	(77)	(72)	(5)
Income (loss) before indirect overhead allocations and income taxes	(32)	(25)	(7)	(63)	(60)	(3)
Overhead allocations	31	29	2	65	62	3
Provision (benefit) for income taxes	—	—	—	—	(2)	2
Net income (loss)	$(1)	$4	$(5)	$2	$4	$(2)
Key Metrics
Average number of FTE employees	1,012	952	60	1,004	945	59

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposit income for subservicing clients.

Other

Comparison to Prior Year Quarter

The Other segment reported net loss of $1 million, for the three months ended June 30, 2018, compared to net income of $4 million for the three months ended June 30, 2017. The decrease in net income is due to higher interest rates driving an increase in unallocated intersegment funding costs, partially offset by higher dividend income on FHLB stock.

Comparison to Prior Year to Date

The Other segment reported net income of $2 million for the six months ended June 30, 2018, compared to net income of $4 million for the six months ended June 30, 2017. The decrease was primarily due to higher interest expense on FHLB borrowings, partially offset by higher dividend income on FHLB stock and a FHLB stock supplemental dividend which we received in the first quarter 2018.

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

We maintain credit limits, in compliance with regulatory requirements. Under the Home Owners Loan Act ("HOLA"), the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 and Tier 2 capital plus any portion of the allowance for loan losses not included in the Tier 2 capital. This limit was $260 million as of June 30, 2018.

We maintain a more conservative maximum internal Bank limit than required by HOLA, of $100 million (commitment level) to any one borrower/obligor relationship, with the exception of warehouse borrower/obligor relationships which have an internal Bank limit of $125 million. We have a tracking and reporting process to monitor lending concentration levels and all credit exposures to a single borrower that exceed $50 million must be approved by the Board of Directors. As part of the Santander warehouse acquisition in the first quarter of 2018, the Board of Directors approved a short term exception to the internal Bank limit on loans to an individual borrower/obligor for two warehouse borrowers while Flagstar completes a syndication process to reduce exposure down to the $125 million limit.

Loan Originations

The following table presents loan originations by portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Consumer loans
Residential first mortgage	$9,040	$9,184	$16,926	$15,087
Home equity (1)	77	73	140	127
Other	64	2	66	4
Total consumer loans	9,181	9,259	17,132	15,218
Commercial loans (2)	317	400	486	671
Total loan originations	$9,498	$9,659	$17,618	$15,889

(1)	Includes second mortgage loans and HELOC loans.

(2)	Includes CRE and C&I loans that were net funded within the period.

Loans held-for-investment

The following table summarizes loans held-for-investment by category:

	June 30, 2018	December 31, 2017	Change
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,986	$2,754	$232
Home equity (1)	685	664	21
Other	88	25	63
Total consumer loans	3,759	3,443	316
Commercial loans
Commercial real estate (2)	2,020	1,932	$88
Commercial and industrial	1,324	1,196	128
Warehouse lending	1,801	1,142	659
Total commercial loans	5,145	4,270	875
Total loans held-for-investment	$8,904	$7,713	$1,191

(1)	Includes second mortgages and HELOC loans.

(2)	Includes NBV of $332 million and $307 million of owner occupied commercial real estate loans at June 30, 2018 and December 31, 2017, respectively.

Loans held-for-investment increased $1.2 billion from December 31, 2017 to June 30, 2018. This increase was due to growth in our Community Banking segment, combined with the acquisitions of Santander Bank’s warehouse lending business and Desert Community Bank branches from the first quarter of 2018.

We continue to strengthen our Community Banking segment by growing interest earning assets. The commercial loan portfolio grew $875 million, or 20 percent, from December 31, 2017 to June 30, 2018, led by a $659 million increase in warehouse loans.

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

The following table presents our total residential first mortgage LHFI by major category:

	June 30, 2018	December 31, 2017
	(Dollars in millions)
Estimated LTVs (1)
Less than 80% and refreshed FICO scores (2):
Equal to or greater than 660	$2,530	$2,441
Less than 660	75	73
80% and greater and refreshed FICO scores (2):
Equal to or greater than 660	308	168
Less than 660	25	12
U.S. government guaranteed	48	60
Total	$2,986	$2,754
Geographic region
California	$1,248	$1,127
Michigan	301	275
Florida	201	201
Washington	199	169
Texas	198	182
Illinois	105	101
Arizona	75	76
New York	72	62
Colorado	67	69
Maryland	61	65
Others	459	427
Total	$2,986	$2,754

(1)	LTVs reflect UPB at the date reported, as a percentage of property values as appraised at loan origination.

(2)	FICO scores are updated at least on a quarterly basis or more frequently if available.

The following table presents our total residential first mortgage LHFI by year of origination:

	2018	2017	2016	2015	2014 and Prior	Total
	(Dollars in millions)
Residential first mortgage loans (UPB)	$440	$816	$611	$695	$424	$2,986
Percent of total	14.7%	27.3%	20.5%	23.3%	14.2%	100.0%

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

Commercial real estate loans. The commercial real estate portfolio contains loans collateralized by diversified property types which are primarily income producing in the normal course of business. The majority of our retail exposure is to high-quality, single tenant locations, including many drug stores, with limited exposure to big box retail centers and malls. Generally, the maximum LTV is 80 percent, or 85 percent for owner-occupied real estate, and debt service coverage of 1.20 to 1.35 times. At June 30, 2018, our average LTV and average debt service coverage for our CRE portfolio was 53 percent and 2.00 times, respectively. This portfolio also includes owner occupied real estate loans and secured home builder loans.

We have built a national home builder finance program which has helped grow our balance sheet, increase commercial deposits and generate incremental revenue through our retail purchase mortgage channel. Through this program, we now finance and have active relationships with homebuilders nationwide. At June 30, 2018, loans committed to home builders totaled $1.1 billion, of which $667 million UPB was drawn or used. Of that, $139 million UPB is unsecured which is included in our C&I portfolio and $528 million UPB is collateralized and included in either the single family residence or land-residential categories of our CRE portfolio.

The following table presents our total CRE LHFI by collateral location and collateral type:

	Michigan	Texas	Colorado	Florida	California	Other	Total	% by collateral type
	(Dollars in millions)
June 30, 2018
Single family residence (1)	$17	$80	$122	$82	$25	$69	$395	19.5%
Owner occupied	239	4	—	2	28	59	332	16.4%
Retail (2)	180	2	6	4	7	85	284	14.1%
Multi family	97	35	15	29	8	88	272	13.5%
Office	179	—	—	3	16	14	212	10.5%
Land - Residential (3)	5	36	32	27	34	37	171	8.5%
Hotel/motel	95	17	—	—	1	28	141	7.0%
Senior Living facility	3	—	—	—	—	66	69	3.4%
Industrial	40	—	—	—	—	27	67	3.3%
Shopping Mall (4)	—	—	—	—	—	27	27	1.3%
All other (5)	27	2	1	8	2	10	50	2.5%
Total	$882	$176	$176	$155	$121	$510	$2,020	100.0%
Percent by state	43.7%	8.7%	8.7%	7.7%	6.0%	25.2%	100.0%

(1)	Includes home builder loans secured by SFR 1-4 properties whether under construction or completed.

(2)	Includes multipurpose retail space, neighborhood centers, strip centers and single-use retail space.

(3)	Includes home builder loans secured by land. Land residential includes development and unimproved vacant land.

(4)	Comprised of one shopping mall.

(5)	All other primarily includes: parking garage, non-profit, mini-storage facilities, data centers, movie theater, etc.

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

The following table presents our total C&I LHFI by borrower's geographic location and industry type:

	Michigan	Texas	California	Virginia	Connecticut	Other	Total	% by industry
	(Dollars in millions)
June 30, 2018
Industry Type
Services	$122	$—	$50	$—	$44	$77	$293	22.1%
Financial & Insurance	15	—	—	71	—	179	265	20.0%
Manufacturing	82	14	—	—	—	114	210	15.9%
Homebuilder	—	88	11	—	—	40	139	10.5%
Healthcare	24	10	10	—	—	71	115	8.7%
Rental & Leasing	77	—	—	—	—	26	103	7.8%
Distribution	80	—	20	—	—	—	100	7.5%
Government & Education	29	—	—	—	24	24	77	5.8%
Commodities	5	—	3	—	—	5	13	1.0%
Servicing advances	—	—	—	—	—	9	9	0.7%
Total	$434	$112	$94	$71	$68	$545	$1,324	100.0%
Percent by state	32.8%	8.5%	7.1%	5.3%	5.1%	41.2%	100.0%

Warehouse lending. We offer warehouse lines of credit to other mortgage lenders which allow the lender to fund the closing of residential mortgage loans. Each extension, advance, or draw-down on the line is fully collateralized by residential mortgage loans and is paid off when the lender sells the loan to an outside investor or, in some instances, to the Bank.

The following table presents our warehouse advance amount of loans sold to the Bank:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
UPB of loans sold to the bank	$2,422	$2,844	$4,669	$5,112
Percentage of total advances	25%	41%	28%	40%

Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. We have a national platform with relationship managers across the country. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at June 30, 2018 was $4.2 billion, of which $1.8 billion was outstanding, compared to $2.8 billion at December 31, 2017, of which $1.1 billion was outstanding. This increase is primarily due to our acquisition of the warehouse business from Santander Bank.

Credit Quality

Trends in certain credit quality characteristics remain very strong. This is predominantly a result of our focus on effectively managing credit risk and our sales of legacy portfolios that included greater levels of nonperforming and TDR loans which have been replaced by new loans with strong credit characteristics. The credit quality of our loan portfolios is demonstrated by low delinquency levels, minimal charge-offs and low levels of nonperforming loans.

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

Nonperforming assets

The following table sets forth our nonperforming assets:

	June 30, 2018	December 31, 2017
	(Dollars in millions)
LHFI
Consumer loans
Residential first mortgage	$12	$12
Home equity	1	1
Total nonperforming LHFI	13	13
TDRs
Consumer loans
Residential first mortgage	10	12
Home equity	4	4
Total nonperforming TDRs	14	16
Total nonperforming LHFI and TDRs (1)	27	29
Real estate and other nonperforming assets, net	7	8
LHFS	7	9
Total nonperforming assets	$41	$46
Nonperforming assets to total assets (2)	0.19%	0.22%
Nonperforming LHFI and TDRs to LHFI	0.30%	0.38%
Nonperforming assets to LHFI and repossessed assets (2)	0.38%	0.48%

(1)	Includes less than 90 day past due performing loans placed on nonaccrual. Interest is not being accrued on these loans.

(2)	Ratio excludes LHFS.

At June 30, 2018, we had $41 million of nonperforming assets compared to $46 million of nonperforming assets at December 31, 2017. The consistent, low levels of nonperforming loans reflect our focus on growing our loan portfolios with strong credit quality loans.

The following table sets forth activity related to our nonperforming LHFI and TDRs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Beginning balance	$29	$28	$29	$40
Additions	4	5	8	13
Reductions
Principal payments and loan sales (1)	(2)	(2)	(4)	(22)
Charge-offs	(1)	(1)	(1)	(1)
Returned to performing status	(2)	—	(3)	—
Transfers to REO	(1)	—	(2)	—
Total nonperforming LHFI and TDRs (2)	$27	$30	$27	$30

(1)	Carrying value of loans as of sale date.

(2)	Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans

During the six months ended June 30, 2018, we did not sell any nonperforming loans. In an effort to improve the credit quality of our portfolio, during the six months ended June 30, 2017, we sold $25 million UPB, of nonperforming consumer loans, of which $4 million UPB, was nonperforming TDRs.

Delinquencies

The following table sets forth our 30-89 days past due performing LHFI:

	June 30, 2018	December 31, 2017
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$2	$4
Home equity	1	1
Total performing loans past due 30-89 days	$3	$5

As a result of our continued focus on growing our loan portfolio with high quality loans, early stage delinquencies remained low as loans 30 to 89 days past due were $3 million at June 30, 2018 and $5 million at December 31, 2017. There were no past due commercial loans at June 30, 2018 or December 31, 2017.

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

The following table sets forth a summary of TDRs by performing status:

	June 30, 2018	December 31, 2017
	(Dollars in millions)
Performing TDRs
Residential first mortgage	$21	$19
Home equity	22	24
Total performing TDRs	43	43
Nonperforming TDRs
Nonperforming TDRs	4	5
Nonperforming TDRs at inception but performing for less than six months	10	11
Total nonperforming TDRs	14	16
Total TDRs (1)	$57	$59

(1)	The ALLL on TDR loans totaled $11 million and $13 million at June 30, 2018 and December 31, 2017.

At June 30, 2018 our total TDR loans decreased $2 million as compared to December 31, 2017 primarily due to pay-downs. Of our total TDR loans, 75.6 percent were in performing status at June 30, 2018, as compared to 73.7 percent at December 31, 2017.

For further information, see Note 4 - Loans Held-for-Investment.

Allowance for Loan Losses

The ALLL represents management's estimate of probable losses that are inherent in our LHFI portfolio but which have not yet been realized. For further information, see Note 4 - Loans Held-for-Investment.

The ALLL was $137 million and $140 million at June 30, 2018 and December 31, 2017, respectively. The decrease was primarily driven by continued strong credit quality, including sustained lower levels of net charge-offs and delinquencies, offset by growth in the LHFI portfolio.

The ALLL as a percentage of LHFI decreased to 1.5 percent as of June 30, 2018 from 1.8 percent as of December 31, 2017, primarily attributable to growth of $1.2 billion UPB consisting of both consumer and commercial loans, in addition to sustained levels of low charge-offs and delinquencies, and growth of the portfolio in areas we believe to pose lower levels of credit risk. At June 30, 2018, we had a 1.7 percent allowance coverage of our consumer loan portfolio and a 1.4 percent allowance coverage of our commercial loan portfolio.

The following table sets forth certain information regarding the allocation of our ALLL to each loan category:

	June 30, 2018
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Allowance as a Percent of Loan Portfolio
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,978	33.4%	$45	1.5%
Home Equity	682	7.7%	19	2.8%
Other	88	1.0%	1	1.1%
Total consumer loans	3,748	42.1%	65	1.7%
Commercial loans
Commercial real estate	2,020	22.7%	45	2.2%
Commercial and industrial	1,324	14.9%	21	1.6%
Warehouse lending	1,801	20.3%	6	0.3%
Total commercial loans	5,145	57.9%	72	1.4%
Total consumer and commercial loans (1)	$8,893	100.0%	$137	1.5%

(1)	Excludes loans carried under the fair value option.

The following table presents changes in ALLL:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Beginning balance	$139	$141	$140	$142
Provision for loan losses	(1)	(1)	(1)	2
Charge-offs
Consumer loans
Residential first mortgage	—	(1)	(1)	(5)
Home equity	(1)	(1)	(2)	(1)
Other consumer	(1)	—	(1)	(1)
Total consumer loans	(2)	(2)	(4)	(7)
Total charge offs	(2)	(2)	(4)	(7)
Recoveries
Consumer loans
Residential first mortgage	—	1	—	1
Home equity	1	1	2	1
Other consumer	—	—	—	1
Total consumer loans	1	2	2	3
Total recoveries	1	2	2	3
Charge-offs, net of recoveries	(1)	—	(2)	(4)
Ending balance	$137	$140	$137	$140
Net charge-off to LHFI ratio (1)	0.02%	0.04%	0.04%	0.15%

(1)	Excludes loans carried at fair value.

Net charge-offs for the three and six months ended June 30, 2018 were $1 million and $2 million, respectively, compared to less than $1 million and $4 million for the three and six months ended June 30, 2017, respectively. Net charge-offs as a percentage of average LHFI decreased to 0.02 percent and 0.04 percent, respectively, for the three and six months ended June 30, 2018 compared to 0.04 percent and 0.15 percent, respectively, for the three and six months ended June 30, 2017. The low levels of net charge-offs and net charge-offs as a percentage of LHFI reflects the credit quality of our loan portfolio combined with sales of nonperforming loans during 2017.

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

The Asset/Liability Committee ("ALCO"), which is composed of our executive officers and certain members of other management, monitors interest rate risk on an on-going basis in accordance with policies approved by our board of directors. The ALCO reviews interest rate positions and considers the impact projected interest rate scenarios have on earnings, capital, liquidity, business strategies, and other factors. However, management has the latitude to change interest rate positions within certain limits if, in management's judgment, the change will enhance profitability or minimize risk.

To assess and manage interest rate risk, sensitivity analysis is used to determine the impact on earnings and the net market value of the balance sheet across various interest rate scenarios, balance sheet trends, and strategies.

Net interest income sensitivity

Management uses a simulation model to analyze the sensitivity of net interest income to changes in interest rates across various interest rate scenarios which demonstrates the level of interest rate risk inherent in the existing balance sheet. The analysis holds the current balance sheet values constant and does not take into account management intervention. In addition, we assume certain correlation rates, often referred to as a “deposit beta,” for interest-bearing deposits, wherein the rates paid to customers change relative to changes in benchmark interest rates. The effect on net interest income over a 12 month time horizon due to hypothetical changes in market interest rates is presented in the table below. In this interest rate shock simulation, as of the periods presented, interest rates have been adjusted by instantaneous parallel changes rather than in a ramp simulation which applies interest rate changes over time. All rates, short-term and long-term, are changed by the same amount (plus or minus 200 basis points) resulting in the shape of the yield curve remaining unchanged. For the scenarios simulated, our established internal policy limit on the change in net interest income, is 15 percent. At June 30, 2018 and December 31, 2017, the results of the simulation were within the internal policy limit.

June 30, 2018
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$490	$21	4.4%
Constant	469	—	—%
(200)	444	25	(5.5)%
December 31, 2017
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$449	$16	3.6%
Constant	433	—	—%
(200)	397	(37)	(8.5)%

In the net interest income simulations, our balance sheet exhibits slight asset sensitivity. When interest rates rise our net interest income increases. Conversely, when interest rates fall our net interest income decreases. At June 30, 2018, the $36 million increase in the net interest income in the constant scenario as compared to December 31, 2017 was primarily driven by the increased size of the average balance sheet.

As of June 30, 2018, we have also projected the potential impact to net interest income in a hypothetical "bear flattener" interest rate scenario, in which short-term interest rates have been instantaneously increased by 100 basis points while holding the longer term interest rates constant. Over a 12-month and 24-month period, based on our existing balance sheet, the simulation resulted in a loss of $35 million and $97 million, respectively.

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

June 30, 2018					December 31, 2017
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change	Policy Limits
(Dollars in millions)
300	$1,468	8.2%	$(275)	(15.8)%	300	$1,941	11.6%	$(172)	(8.1)%	22.5%
200	1,577	8.8%	(166)	(9.5)%	200	2,020	12.0%	(93)	(4.4)%	15.0%
100	1,673	9.3%	(70)	(4.1)%	100	2,089	12.4%	(24)	(1.2)%	7.5%
Current	1,743	9.7%	—	—%	Current	2,113	12.6%	—	—%	—%
(100)	1,765	9.9%	22	1.2%	(100)	2,082	12.4%	(31)	(1.5)%	7.5%

Our balance sheet exhibits liability sensitivity in a rising interest rate scenario. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice exceeding the amount of assets repriced in the +200 scenario. At June 30, 2018 and December 31, 2017, for each scenario shown, the percentage change in our EVE is within our internal policy limit.

Derivative financial instruments

As a part of our risk management strategy, we use derivative financial instruments to minimize fluctuation in earnings caused by interest rate risk. We use forward sales commitments to hedge our unclosed mortgage origination pipeline and funded mortgage LHFS. All of our derivatives and mortgage loan production originated for sale are accounted for at fair market value. Changes to mortgage commitments are based on changes in fair value of the underlying loan, which is impacted most significantly by changes in interest rates and changes in the probability that the loan will not fund within the terms of the commitment, referred to as a fallout factor or pull through rate. Market risk on interest rate lock commitments and mortgage LHFS is managed using corresponding forward sale commitments. The adequacy of these hedging strategies, the ability to fully or partially hedge market risk, rely on various assumptions or projections, including a fallout factor, which is based on a statistical analysis of our actual rate lock fallout history. For further information, see Note 8 - Derivative Financial Instruments and Note 17 - Fair Value Measurements.

Mortgage Servicing Rights (MSRs)

Our MSRs are sensitive to interest rate volatility and are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve. We utilize derivatives, including interest rate swaps and swaptions, as part of our overall hedging strategy to manage the impact of changes in the fair value of the MSRs, however these risk management strategies do not completely eliminate repricing risk. Our hedging strategies rely on assumptions and projections regarding assets and general market factors, many of which are outside of our control. If one or more of these assumptions or projections proves to be incorrect our hedging strategies may not adequately mitigate the impact of changes in interest rates or prepayment speeds, and as a result may negatively impact earnings. For further information, see Note 7 - Mortgage Servicing Rights, Note 8 - Derivative Financial Instruments and Note 17 - Fair Value Measurements.

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

Parent Company Liquidity

The Company currently obtains its liquidity primarily from dividends from the Bank. The primary uses of the Company's liquidity are debt service and operating expenses, which includes compensation and benefits, legal and professional expense and general and administrative expenses. At June 30, 2018, the Company held $216 million of cash at the Bank, or 6.0 years of expense and debt service coverage when excluding the redemption of $250 million of senior notes which mature on July 15, 2021.

The OCC regulates all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. A subsidiary of a savings and loan holding company, such as the Bank, is required to file a notice or application with the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies as an eligible association under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. Additional restrictions on dividends apply if the Bank fails the QTL test. At June 30, 2018, as reported to the OCC, we passed the QTL test.

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

Bank Liquidity

We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, RMBS, private party whole loan sales, or by pledging them to the FHLB of Indianapolis and borrowing against them. We use the FHLB of Indianapolis as a significant source for funding our residential mortgage banking business due to the flexibility in terms which allows us to borrow or repay borrowings as daily cash needs require.

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

Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity.

Liquidity Table

	June 30, 2018	December 31, 2017	Change
	(Dollars in millions)
Demand deposit accounts	$1,689	$1,219	$470
Savings accounts	3,347	3,553	(206)
Money market demand accounts	257	193	64
Certificates of deposit/CDARS	2,100	1,493	607
Total retail deposits	7,393	6,458	935
Government deposits	1,102	1,073	29
Wholesale deposits	392	45	347
Custodial deposits	1,701	1,358	343
Total deposits	$10,588	$8,934	$1,654
Federal Home Loan Bank advances	$5,120	$5,665	$(545)
Other long-term debt	494	494	—
Total borrowed funds	$5,614	$6,159	$(545)

Deposits

The following table presents a composition of our deposits:

	June 30, 2018		December 31, 2017
	Balance	% of Deposits	Balance	% of Deposits	Change
	(Dollars in millions)
Retail deposits
Branch retail deposits
Demand deposit accounts	$1,169	11.0%	$931	10.4%	$238
Savings accounts	3,251	30.7%	3,482	39.0%	(231)
Money market demand accounts	156	1.5%	124	1.4%	32
Certificates of deposit/CDARS (1)	2,080	19.6%	1,491	16.7%	589
Total branch retail deposits	6,656	62.8%	6,028	67.5%	628
Commercial retail deposits
Demand deposit accounts	520	4.9%	288	3.2%	232
Savings accounts	96	0.9%	71	0.8%	25
Money market demand accounts	101	1.0%	69	0.8%	32
Certificates of deposit/CDARS (1)	20	0.2%	2	—%	18
Total commercial retail deposits	737	7.0%	430	4.8%	307
Total retail deposits	$7,393	69.8%	$6,458	72.3%	$935
Government deposits
Demand deposit accounts	$282	2.7%	$251	2.8%	$31
Savings accounts	464	4.4%	446	5.0%	18
Certificates of deposit/CDARS (1)	356	3.3%	376	4.2%	(20)
Total government deposits (2)	1,102	10.4%	1,073	12.0%	29
Wholesale deposits	392	3.7%	45	0.5%	347
Custodial deposits (3)	1,701	16.1%	1,358	15.2%	343
Total deposits (4)	$10,588	100.0%	$8,934	100.0%	$1,654

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.8 billion and $1.4 billion at June 30, 2018 and December 31, 2017, respectively.

(2)	Government deposits include funds from municipalities and schools.

(3)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	Total exposure related to uninsured deposits over $250,000 was approximately $2.7 billion and $2.6 billion at June 30, 2018 and December 31, 2017, respectively.

Total deposits increased $1.7 billion, or 19 percent at June 30, 2018, compared to December 31, 2017, primarily driven by the acquisition of eight Desert Community Bank branches, brokered CD's and an increase in our servicing portfolio. The number of loans serviced and sub-serviced increased by 93,000, or 21 percent, at June 30, 2018, compared to December 31, 2017.

We utilize local governmental agencies and other public units, as an additional source for deposit funding. We are not required to hold collateral against our government deposits from Michigan government entities as they are covered by the Michigan Business and Growth Fund. We are required to hold collateral on our government deposits in California that are in excess of $250,000. Government deposit accounts include $356 million of certificates of deposit with maturities typically less than one year and $746 million in checking and savings accounts at June 30, 2018.

Custodial deposits arise due to our servicing or sub-servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. Certain deposits require us to reimburse the owner for the spread on these funds. This cost is a component of net loan administration income. Custodial deposits and short term FHLB advances are used to fund our most liquid assets including LHFS and warehouse loans. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's HFI loan-to-deposit ratio, which excludes warehouse loans and custodial deposits, was 78 percent at June 30, 2018.

We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50 million. At

June 30, 2018, we had $165 million of total CDs enrolled in the CDARS program, a decrease of $25 million from December 31, 2017.

FHLB Advances

The FHLB provides loans, also referred to as advances, on a fully collateralized basis, to savings banks and other member financial institutions. We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and long-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending on our current inventory of mortgage LHFS and the availability of lower cost funding sources. Our portfolio includes short-term fixed rate advances, long-term LIBOR adjustable advances, and long-term fixed rate advances. Interest rates on the LIBOR index advances reset every three months and the advances may be prepaid without penalty, with notification, at scheduled three-month intervals.

We are currently authorized through a resolution of our board of directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, home equity lines of credit, and commercial real estate loans. At June 30, 2018, our Board of Directors authorized and approved a line of credit with the FHLB of up to $10.0 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At June 30, 2018, we had $5.1 billion of advances outstanding and an additional $1.2 billion of collateralized borrowing capacity available at the FHLB. Further, as a result of the pending acquisition of 52 Wells Fargo branches, which includes $2.3 billion in deposits, we will have increased flexibility in our liquidity position as we expect to use this funding to repay short-term FHLB advances.

Federal Reserve Discount Window

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

At June 30, 2018, we pledged collateral to the Federal Reserve Discount Window amounting to $474 million with a lendable value of $435 million. At December 31, 2017, we pledged collateral to the Federal Reserve Discount Window amounting to $467 million with a lendable value of $433 million. At June 30, 2018 and December 31, 2017, we had no borrowings outstanding against this line of credit.

Debt

As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock (trust preferred securities). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At June 30, 2018, we are current on all interest payments.

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

Loans with government guarantees

Substantially all of our loans with government guarantees continue to be insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. In the event of a government guaranteed loan borrower default, Flagstar has a unilateral option to repurchase loans sold to GNMA that are 90 days past due and recover losses through a claims process from the insurer. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes delinquent, which is not paid by the FHA until claimed. Additionally, if the Bank cures the loan, it can be re-sold to GNMA. If not, the Bank can begin the process of collecting the government guarantee by filing a claim in accordance with established guidelines. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk.

In the three and six months ended June 30, 2018, we experienced net charge-offs of less than $1 million and $1 million, respectively, and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages. These charge-offs arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss, all or in part, of the guarantee.

Our loans with government guarantees portfolio totaled $278 million at June 30, 2018, as compared to $271 million at December 31, 2017. The increase is primarily due to new purchases out-pacing loans transferred to LHFS and resold to Ginnie Mae.

For further information, see Note 5 - Loans with Government Guarantees.

Representation and warranty reserve

When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac). An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Financial Condition, which was $12 million at June 30, 2018, as compared to $15 million at December 31, 2017.

Regulatory Risks

Consent Order

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

Department of Justice Settlement Agreement

On February 24, 2012, the Bank entered into a Settlement Agreement with the DOJ under which we made an initial payment of $15 million and agreed to make future payments totaling $118 million in annual increments of up to $25 million upon meeting all of the following conditions which are evaluated quarterly and include: (a) the reversal of the DTA valuation allowance, which in 2013; (b) the repayment of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "TARP Preferred"), which occurred in July 2016; and (c) the Bank having a Tier 1 Leverage Capital Ratio of 11 percent or greater as filed in the Call Report with the OCC. At June 30, 2018, the Company had a Tier 1 Leverage Capital Ratio of 9.04 percent.

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

The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines under Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Tier 1 leverage was 8.65 percent at June 30, 2018 providing a 365 basis point stress buffer above the minimum level needed to be considered “well-capitalized.” Additionally, total risk-based capital to RWA was 14.04 percent at June 30, 2018 providing a 404 basis point stress buffer above the minimum level needed to be considered "well-capitalized". For additional information on our capital requirements, see Note 15 - Regulatory Capital.

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

     In preparation for the NPR, the Basel III implementation phase-in has been halted for the treatment of MSRs and certain DTAs. The agencies issued a final rule that will maintain the capital rules’ 2017 transition provisions for several regulatory capital deductions and certain other requirements that are subject to multi-year phase-in schedules in the regulatory capital rules. Specifically, the final rule will maintain the capital rules’ 2017 transition provisions at 80 percent for the regulatory capital treatment of the following items: (i) MSRs, (ii) DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, (iii) investments in the capital of unconsolidated financial institutions, and (iv) minority interests. As of June 30, 2018, we had $257 million in MSRs, $54 million in DTAs arising from temporary differences and no material investments in unconsolidated financial institutions or minority interest. This final rule will maintain the 2017 transition provisions for certain items for non-advanced approach banks. For additional information on our capital requirements, see Note 15 - Regulatory Capital.

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

	June 30, 2018	December 31, 2017	June 30, 2017
	(Dollars in millions, except share data)
Total stockholders' equity	$1,475	$1,399	$1,408
Less: Goodwill and intangibles	71	21	20
Tangible book value	$1,404	$1,378	$1,388

Number of common shares outstanding	57,598,406	57,321,228	57,161,431
Tangible book value per share	$24.37	$24.04	$24.29

Critical Accounting Estimates

Various elements of our accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions are critical to an understanding of our Consolidated Financial Statements and the Notes, are described in Item 1. These policies relate to: (a) the determination of our ALLL; and (b) fair value measurements. We believe the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements and the Notes are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements and the Notes to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition. For further information on our critical accounting policies, please refer to the Critical Accounting Estimates section of Item 7 of Exhibit 99.1 to our June 1, 2018 Form 8-K Report, which is available on our website, flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

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

Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash	$139	$122
Interest-earning deposits	220	82
Total cash and cash equivalents	359	204
Investment securities available-for-sale	1,871	1,853
Investment securities held-to-maturity	748	939
Loans held-for-sale ($4,272 and $4,300 measured at fair value, respectively)	4,291	4,321
Loans held-for-investment ($11 and $12 measured at fair value, respectively)	8,904	7,713
Loans with government guarantees	278	271
Less: allowance for loan losses	(137)	(140)
Total loans held-for-investment and loans with government guarantees, net	9,045	7,844
Mortgage servicing rights	257	291
Net deferred tax asset	119	136
Federal Home Loan Bank stock	303	303
Premises and equipment, net	355	330
Goodwill and intangible assets	71	21
Other assets	711	670
Total assets	$18,130	$16,912
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$2,781	$2,049
Interest bearing deposits	7,807	6,885
Total deposits	10,588	8,934
Short-term Federal Home Loan Bank advances	3,840	4,260
Long-term Federal Home Loan Bank advances	1,280	1,405
Other long-term debt	494	494
Other liabilities ($60 and $60 measured at fair value, respectively)	453	420
Total liabilities	16,655	15,513
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 and 80,000,000 shares authorized; 57,598,406 and 57,321,228 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,514	1,512
Accumulated other comprehensive loss	(32)	(16)
Accumulated deficit	(8)	(98)
Total stockholders’ equity	1,475	1,399
Total liabilities and stockholders’ equity	$18,130	$16,912

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Interest Income
Loans	$145	$108	$275	$199
Investment securities	21	20	43	39
Interest-earning deposits and other	1	1	1	1
Total interest income	167	129	319	239
Interest Expense
Deposits	21	12	38	24
Short-term Federal Home Loan Bank advances	17	9	32	12
Long-term Federal Home Loan Bank advances	7	5	14	11
Other long-term debt	7	6	14	12
Total interest expense	52	32	98	59
Net interest income	115	97	221	180
Provision for loan losses	(1)	(1)	(1)	2
Net interest income after provision for loan losses	116	98	222	178
Noninterest Income
Net gain on loan sales	63	66	123	114
Loan fees and charges	24	20	44	35
Deposit fees and charges	5	5	10	9
Loan administration income	5	6	10	11
Net return on mortgage servicing rights	9	6	13	20
Other noninterest income	17	13	34	27
Total noninterest income	123	116	234	216
Noninterest Expense
Compensation and benefits	80	71	160	143
Commissions	25	16	43	26
Occupancy and equipment	30	25	60	47
Federal insurance premiums	6	4	12	7
Loan processing expense	15	14	29	26
Legal and professional expense	6	8	12	15
Other noninterest expense	15	16	34	30
Total noninterest expense	177	154	350	294
Income before income taxes	62	60	106	100
Provision for income taxes	12	19	21	32
Net income	$50	$41	$85	$68
Net income per share
Basic	$0.86	$0.72	$1.47	$1.18
Diluted	$0.85	$0.71	$1.45	$1.16
Weighted average shares outstanding
Basic	57,491,714	57,101,816	57,424,557	57,012,208
Diluted	58,258,577	58,138,938	58,286,327	58,106,070

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Net income	$50	$41	$85	$68
Other comprehensive income (loss), net of tax
Investment securities	(9)	2	(38)	2
Derivatives and hedging activities	7	(5)	22	(4)
Other comprehensive income (loss), net of tax	(2)	(3)	(16)	(2)
Comprehensive income	$48	$38	$69	$66

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Common Stock
	Number of Shares Outstanding	Amount of Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2016	56,824,802	$1	$1,503	$(7)	$(161)	$1,336
(Unaudited)
Net income	—	—	—	—	68	68
Total other comprehensive income	—	—	—	(2)	—	(2)
Warrant exercise	154,313	—	4	—	—	4
Stock-based compensation	182,316	—	2	—	—	2
Balance at June 30, 2017	57,161,431	$1	$1,509	$(9)	$(93)	$1,408
Balance at December 31, 2017	57,321,228	$1	$1,512	$(16)	$(98)	$1,399
(Unaudited)
Net income	—	—	—	—	85	85
Total other comprehensive income (loss)	—	—	—	(11)	—	(11)
Shares issued from Employee Stock Purchase Plan	64,943	—	—	—	—	—
Stock-based compensation	212,235	—	2	—	—	2
Reclassification of certain income tax effects (1)	—	—	—	(5)	5	—
Balance at June 30, 2018	57,598,406	$1	$1,514	$(32)	$(8)	$1,475

(1)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to the adoption of ASU 2018-02.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Condensed Consolidated Statements of Cash Flows (In millions)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Operating Activities
Net cash used in operating activities	$(11,849)	$(11,981)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	$11,794	$10,853
Collection of principal on investment securities AFS	105	106
Purchase of investment securities AFS and other	(5)	(300)
Collection of principal on investment securities HTM	47	79
Proceeds received from the sale of LHFI	2	78
Net origination, purchase, and principal repayments of LHFI	(635)	(800)
Purchase of bank owned life insurance	—	(50)
Net purchase of FHLB stock	—	(80)
Acquisition of premises and equipment, net of proceeds	(33)	(48)
Proceeds from the sale of MSRs	218	217
Other, net	(10)	1
Net cash provided by investing activities	$11,483	$10,056
Financing Activities
Net change in deposit accounts	$1,039	$(105)
Net change in short-term FHLB borrowings and other short-term debt	(420)	1,890
Proceeds from increases in FHLB long-term advances and other debt	200	—
Repayment of FHLB long-term advances	(325)	—
Net receipt of payments of loans serviced for others	11	128
Net receipt of escrow payments	16	14
Other	(2)	—
Net cash provided by financing activities	$519	$1,927
Net increase in cash, cash equivalents and restricted cash (1)	153	2
Beginning cash, cash equivalents and restricted cash (1)	223	208
Ending cash, cash equivalents and restricted cash (1)	$376	$210
Supplemental disclosure of cash flow information
Non-cash reclassification of investment securities HTM to AFS	$144	$—
Non-cash reclassification of loans originated LHFI to LHFS	$5	$106
Non-cash reclassification of LHFS to AFS securities	$11,794	$10,789
MSRs resulting from sale or securitization of loans	$183	$103
Operating section supplemental disclosures
Cash proceeds from sales of LHFS	$4,967	$3,174
Origination, premium paid and purchase of LHFS, net of principal repayments	$(16,829)	$(14,974)

(1)	For further information on restricted cash, see Note 8 - Derivatives.

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

These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. These interim financial statements are unaudited and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in Part II, Item 8 of Exhibit 99.1 to our Current Report on Form 8-K dated June 1, 2018 ("June 1, 2018 Form 8-K Report"), which is available on our website, at flagstar.com, and on the SEC website, at sec.gov. Certain prior period amounts have been reclassified to conform to the current period presentation.

Acquisitions

On June 4, 2018, we signed a definitive agreement to acquire 52 Wells Fargo Bank branches in Indiana, Michigan, Wisconsin, and Ohio, with approximately $2.3 billion in deposits and $130 million in loans. The transaction is subject to regulatory approval and the satisfaction of other customary closing conditions and is expected to close late in the fourth quarter 2018.

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

Note 2 - Investment Securities

The following table presents our investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
June 30, 2018
Available-for-sale securities
Agency - Commercial	$1,093	$—	$(42)	$1,051
Agency - Residential	763	—	(34)	729
Municipal obligations	34	—	(1)	33
Corporate debt obligations	41	1	—	42
Other MBS	16	—	—	16
Total available-for-sale securities (1)	$1,947	$1	$(77)	$1,871
Held-to-maturity securities
Agency - Commercial	$366	$—	$(16)	$350
Agency - Residential	382	—	(13)	369
Total held-to-maturity securities (1)	$748	$—	$(29)	$719
December 31, 2017
Available-for-sale securities
Agency - Commercial	$1,004	$—	$(17)	$987
Agency - Residential	811	—	(17)	794
Municipal obligations	35	—	(1)	34
Corporate debt obligations	37	1	—	38
Total available-for-sale securities (1)	$1,887	$1	$(35)	$1,853
Held-to-maturity securities
Agency - Commercial	$526	$—	$(9)	$517
Agency - Residential	413	—	(6)	407
Total held-to-maturity securities (1)	$939	$—	$(15)	$924

(1)	There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at June 30, 2018 or December 31, 2017.

We evaluate AFS and HTM investment securities for OTTI on a quarterly basis. An OTTI is considered to have occurred when the fair value of a debt security is below its amortized costs and we (1) have the intent to sell the security, (2) will more likely than not be required to sell the security before recovery of its amortized cost, or (3) do not expect to recover the entire amortized cost basis of the security. Investments that have an OTTI are written down through a charge to earnings for the amount representing the credit loss on the security. Gains and losses related to all other factors are recognized in other comprehensive income (loss). Agency securities, which are either explicitly or implicitly backed by the federal government, comprised 97 percent of our total securities at June 30, 2018. This factor is considered when evaluating our investment securities for OTTI. During the three and six months ended June 30, 2018 and June 30, 2017, we had no OTTI.

Available-for-sale securities

Securities available-for-sale are carried at fair value. Unrealized gains and losses on AFS securities, to the extent they are temporary in nature, are reported as a component of other comprehensive income.

We purchased $1 million and $5 million of AFS securities, which were comprised of U.S. government sponsored agency MBS and corporate debt obligations during the three and six months ended June 30, 2018, respectively. In addition, we retained $16 million of passive interests in our own private MBS during both the three and six months ended June 30, 2018. We purchased $77 million and $300 million of AFS securities, which included U.S. government sponsored agency MBS, corporate debt obligations, and municipal obligations during the three and six months ended June 30, 2017, respectively.

Gains on sales of AFS securities are reported in other noninterest income in the Consolidated Statements of Operations. There were less than $1 million in sales of AFS securities during both the three and six months ended June 30, 2018, except those related to mortgage loans that had been securitized for sale in the normal course of business. We sold $62 million of AFS securities during both the three and six ended June 30, 2017, which did not include those related to mortgage loans that had been securitized for sale in the normal course of business. These sales resulted in a realized gain of $1 million during both the three and six months ended June 30, 2017.

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

There were no purchases or sales of HTM securities during both the three and six months ended June 30, 2018 and June 30, 2017.

The following table summarizes, by duration, the unrealized loss positions on investment securities:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
June 30, 2018
Available-for-sale securities
Agency - Commercial	$204	20	$(11)	$863	56	$(31)
Agency - Residential	417	38	(25)	296	46	(9)
Municipal obligations	6	3	—	25	16	(1)
Corporate debt obligations	—	—	—	11	3	—
Held-to-maturity securities
Agency - Commercial	$294	22	$(14)	$56	4	$(2)
Agency - Residential	144	21	(6)	225	39	(7)
December 31, 2017
Available-for-sale securities
Agency - Commercial	$218	20	$(7)	$744	41	$(11)
Agency - Residential	452	36	(14)	263	33	(3)
Municipal obligations	6	3	—	22	9	—
Corporate debt obligations	—	—	—	3	1	—
Held-to-maturity securities
Agency - Commercial	$348	25	$(8)	$99	8	$(1)
Agency - Residential	111	16	(3)	293	43	(3)

The following table shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in millions)
June 30, 2018
Due after one year through five years	$59	$58	2.50%	$10	$10	2.45%
Due after five years through 10 years	47	48	4.94%	12	11	2.20%
Due after 10 years	1,841	1,765	2.41%	726	698	2.47%
Total	$1,947	$1,871		$748	$719

We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. At both June 30, 2018 and December 31, 2017, we had pledged investment securities of $2.0 billion.

Note 3 - Loans Held-for-Sale

The majority of our mortgage loans originated as LHFS are sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label mortgage-backed securities. LHFS totaled $4.3 billion at both June 30, 2018 and December 31, 2017. For the three and six months ended June 30, 2018 we had net gain on loan sales associated with LHFS of $63 million and $123 million, respectively as compared to $66 million and $114 million for the three and six months ended June 30, 2017, respectively.

At June 30, 2018 and December 31, 2017, $19 million and $21 million, respectively, of LHFS were recorded at lower of cost or fair value. The remainder of the loans in the portfolio are recorded at fair value as we have elected the fair value option.

Note 4 - Loans Held-for-Investment

The following table presents our loans held-for-investment:

	June 30, 2018	December 31, 2017
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,986	$2,754
Home equity	685	664
Other	88	25
Total consumer loans	3,759	3,443
Commercial loans
Commercial real estate (1)	2,020	1,932
Commercial and industrial	1,324	1,196
Warehouse lending	1,801	1,142
Total commercial loans	5,145	4,270
Total loans held-for-investment	$8,904	$7,713

(1)	Includes NBV of $332 million and $307 million of owner occupied commercial real estate loans at June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018, we sold performing consumer loans with UPB of $2 million. Upon a change in our intent, the loans were transferred to LHFS and subsequently sold resulting in a net gain of less than $1 million during the six months ended June 30, 2018, which is recorded in net gain on loan sales on the Consolidated Statements of Operations.

During the six months ended June 30, 2017, we sold performing and nonperforming loans with UPB totaling $103 million, of which $25 million were nonperforming. Upon a change in our intent, the loans were transferred to LHFS and subsequently sold resulting in a net gain of $1 million during the six months ended June 30, 2017, which is recorded in net gain on loan sales on the Consolidated Statements of Operations.

We had no loan purchases during the six months ended June 30, 2018. During the six months ended June 30, 2017, we purchased HELOC loans with UPB of $75 million.

We have pledged certain LHFI, LHFS, and loans with government guarantees to collateralize lines of credit and/or borrowings with the FHLB of Indianapolis and the FRB of Chicago. At both June 30, 2018 and December 31, 2017, we had pledged loans of $7.1 billion.

Allowance for Loan Losses

We determine the estimate of the ALLL on at least a quarterly basis. Refer to Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies in Part II, Item 8 of Exhibit 99.1 to our June 1, 2018 Form 8-K Report for a description of the methodology. The ALLL, other than for loans that have been identified for individual evaluation for impairment, is determined on a loan pool basis by grouping loan types with common risk characteristics to determine our best estimate of incurred losses.

The following table presents changes in ALLL, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended June 30, 2018
Beginning balance ALLL	$47	$21	$1	$44	$20	$6	$139
Charge-offs	—	(1)	(1)	—	—	—	(2)
Recoveries	—	1	—	—	—	—	1
Provision (benefit)	(2)	(2)	1	1	1	—	(1)
Ending balance ALLL	$45	$19	$1	$45	$21	$6	$137
Three Months Ended June 30, 2017
Beginning balance ALLL	$61	$21	$1	$32	$20	$6	$141
Charge-offs	(1)	(1)	—	—	—	—	(2)
Recoveries	1	1	—	—	—	—	2
Provision (benefit)	(5)	(2)	—	5	1	—	(1)
Ending balance ALLL	$56	$19	$1	$37	$21	$6	$140

Six Months Ended June 30, 2018
Beginning balance ALLL	$47	$22	$1	$45	$19	$6	$140
Charge-offs	(1)	(2)	(1)	—	—	—	(4)
Recoveries	—	2	—	—	—	—	2
Provision (benefit)	(1)	(3)	1	—	2	—	(1)
Ending balance ALLL	$45	$19	$1	$45	$21	$6	$137
Six Months Ended June 30, 2017
Beginning balance ALLL	$65	$24	$1	$28	$17	$7	$142
Charge-offs	(5)	(1)	(1)	—	—	—	(7)
Recoveries	1	1	1	—	—	—	3
Provision (benefit)	(5)	(5)	—	9	4	(1)	2
Ending balance ALLL	$56	$19	$1	$37	$21	$6	$140

(1)	Includes loans with government guarantees.

The following table sets forth the method of evaluation, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
June 30, 2018
Loans held-for-investment (2)
Individually evaluated	$34	$25	$—	$—	$—	$—	$59
Collectively evaluated	2,944	657	88	2,020	1,324	1,801	8,834
Total loans	$2,978	$682	$88	$2,020	$1,324	$1,801	$8,893
Allowance for loan losses (2)
Individually evaluated	$5	$9	$—	$—	$—	$—	$14
Collectively evaluated	40	10	1	45	21	6	123
Total allowance for loan losses	$45	$19	$1	$45	$21	$6	$137

December 31, 2017
Loans held-for-investment (2)
Individually evaluated	$34	$27	$—	$—	$—	$—	$61
Collectively evaluated	2,712	633	25	1,932	1,196	1,142	7,640
Total loans	$2,746	$660	$25	$1,932	$1,196	$1,142	$7,701
Allowance for loan losses (2)
Individually evaluated	$6	$10	$—	$—	$—	$—	$16
Collectively evaluated	41	12	1	45	19	6	124
Total allowance for loan losses	$47	$22	$1	$45	$19	$6	$140

(1)	Includes allowance related to loans with government guarantees.

(2)	Excludes loans carried under the fair value option.

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

The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI
	(Dollars in millions)
June 30, 2018
Consumer loans
Residential first mortgage	$2	$—	$22	$24	$2,962	$2,986
Home equity	1	—	5	6	679	685
Other	—	—	—	—	88	88
Total consumer loans	3	—	27	30	3,729	3,759
Commercial loans
Commercial real estate	—	—	—	—	2,020	2,020
Commercial and industrial	—	—	—	—	1,324	1,324
Warehouse lending	—	—	—	—	1,801	1,801
Total commercial loans	—	—	—	—	5,145	5,145
Total loans (2)	$3	$—	$27	$30	$8,874	$8,904
December 31, 2017
Consumer loans
Residential first mortgage	$2	$2	$23	$27	$2,727	$2,754
Home Equity	1	—	6	7	657	664
Other	—	—	—	—	25	25
Total consumer loans	3	2	29	34	3,409	3,443
Commercial loans
Commercial real estate	—	—	—	—	1,932	1,932
Commercial and industrial	—	—	—	—	1,196	1,196
Warehouse lending	—	—	—	—	1,142	1,142
Total commercial loans	—	—	—	—	4,270	4,270
Total loans (2)	$3	$2	$29	$34	$7,679	$7,713

(1)	Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

(2)	Includes $4 million of loans 90 days or greater past due, accounted for under the fair value option at both June 30, 2018 and December 31, 2017.

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued on impaired loans totaled $1 million during both the three and six months ended June 30, 2018 and less than $1 million and $1 million during the three and six months ended June 30, 2017, respectively. At June 30, 2018 and December 31, 2017, we had no loans 90 days past due and still accruing interest.

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

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
June 30, 2018
Consumer loans
Residential first mortgage	$21	$10	$31
Home equity	22	4	26
Total TDRs (1)(2)	$43	$14	$57
December 31, 2017
Consumer loans
Residential first mortgage	$19	$12	$31
Home equity	24	4	28
Total TDRs (1)(2)	$43	$16	$59

(1)	The ALLL on TDR loans totaled $11 million and $13 million at June 30, 2018 and December 31, 2017, respectively.

(2)	Includes $3 million of TDR loans accounted for under the fair value option at both June 30, 2018 and December 31, 2017.
The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
		(Dollars in millions)
Three Months Ended June 30, 2018
Residential first mortgages	4	$1	$1	$—
Home equity (2)(3)	4	—	—	—
Total TDR loans	8	$1	$1	$—

Three Months Ended June 30, 2017
Residential first mortgages	6	$1	$1	$—
Home equity (2)(3)	21	1	1	—
Other consumer	1	—	—	—
Total TDR loans	28	$2	$2	$—

Six Months Ended June 30, 2018
Residential first mortgages	11	$2	$2	$—
Home equity (2)(3)	8	—	—	—
Total TDR loans	19	$2	$2	$—

Six Months Ended June 30, 2017
Residential first mortgages	8	$1	$1	$—
Home equity (2)(3)	34	2	2	—
Other consumer	1	—	—	—
Total TDR loans	43	$3	$3	$—

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	Home equity post-modification UPB reflects write downs.

(3)	Includes loans carried at the fair value option.

There was one residential first mortgage loan with UPB of less than $1 million modified in the previous 12 months, that subsequently defaulted during the three and six months ended June 30, 2018, compared to one residential first mortgage loan with UPB of less than $1 million modified in the previous 12 months, that subsequently defaulted during the three and six months ended June 30, 2017. There was no change in the allowance associated with these TDRs at subsequent default. All TDR classes within the consumer and commercial portfolios are considered subsequently defaulted when greater than 90 days past due within 12 months of the restructuring date.

Impaired Loans

The following table presents individually evaluated impaired loans and the associated allowance:

	June 30, 2018			December 31, 2017
	Recorded Investment	Net Unpaid Principal Balance	Related Allowance	Recorded Investment	Net Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage	$11	$12	$—	$11	$12	$—
Total loans with no related allowance recorded	$11	$12	$—	$11	$12	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$23	$22	$5	$22	$22	$6
Home equity	25	25	9	24	27	10
Total loans with an allowance recorded	$48	$47	$14	$46	$49	$16
Total Impaired loans
Consumer Loans
Residential first mortgage	$34	$34	$5	$33	$34	$6
Home equity	25	25	9	24	27	10
Total impaired loans	$59	$59	$14	$57	$61	$16

The following table presents average impaired loans and the interest income recognized:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$34	$—	$36	$—	$34	$—	$39	$—
Home equity	26	—	27	—	26	1	27	1
Commercial loans
Commercial and industrial	3	—	—	—	3	—	—	—
Total impaired loans	$63	$—	$63	$—	$63	$1	$66	$1

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

Loss. An asset classified as loss is considered uncollectible and of such little value that the continuance as a bankable asset is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but, rather that it is not practical or desirable to defer writing off the asset even though partial recovery may occur in the future.

Consumer Loans

Consumer loans consist of open and closed end loans extended to individuals for household, family, and other personal expenditures, and include consumer loans, and loans to individuals secured by personal residence, including first mortgage, home equity, and home improvement loans. Because consumer loans are usually relatively small-balance, homogeneous exposures, consumer loans are rated primarily on payment performance. Payment performance is a proxy for the strength of repayment capacity and loans are generally classified based on their payment status rather than by an individual review of each loan.
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

	June 30, 2018
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential first mortgage	$2,938	$25	$—	$23	$2,986
Home equity	657	22	—	6	685
Other consumer	88	—	—	—	88
Total Consumer Loans	$3,683	$47	$—	$29	$3,759

Commercial Loans
Commercial real estate	$1,988	$27	$—	$5	$2,020
Commercial and industrial	1,255	37	23	9	1,324
Warehouse	1,659	92	50	—	1,801
Total Commercial Loans	$4,902	$156	$73	$14	$5,145

	December 31, 2017
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential first mortgage	$2,706	$23	$—	$25	$2,754
Home equity	633	25	—	6	664
Other consumer	25	—	—	—	25
Total Consumer Loans	$3,364	$48	$—	$31	$3,443

Commercial Loans
Commercial real estate	$1,902	$23	$7	$—	$1,932
Commercial and industrial	1,135	32	24	5	1,196
Warehouse	1,014	128	—	—	1,142
Total Commercial Loans	$4,051	$183	$31	$5	$4,270

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

At June 30, 2018 and December 31, 2017, respectively, loans with government guarantees totaled $278 million and $271 million.

At June 30, 2018 and December 31, 2017, respectively, repossessed assets and the associated claims recorded in other assets totaled $66 million and $84 million.

Note 6 - Variable Interest Entities

We have no consolidated VIEs as of June 30, 2018 and December 31, 2017.

In connection with our securitization activities, we have retained a five percent interest in the investment securities ("other MBS") and are contracted as the sub-servicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in the trust. Although we have a variable interest in the securitization trust, we are not its primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Statements of Financial Condition. The Bank’s maximum exposure to loss is limited to our investment in the VIE, as well as the standard representations and warranties made in conjunction with the loan transfer. See Note 2 - Investment Securities and Note 17 - Fair Value Measurements, for additional information.

In addition, we have a continuing involvement, but are not the primary beneficiary for an unconsolidated VIE related to the FSTAR 2007-1 mortgage securitization trust. In accordance with the settlement agreement with MBIA, there is no further recourse to us related to FSTAR 2007-1, unless MBIA fails to meet their obligations. At June 30, 2018 and December 31, 2017, the FSTAR 2007-1 mortgage securitization trust included 1,709 loans and 1,911 loans, respectively, with an aggregate principal balance of $57 million and $65 million, respectively.

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

Changes in the fair value of residential first mortgage MSRs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Balance at beginning of period	$239	$295	$291	$335
Additions from loans sold with servicing retained	99	82	183	103
Reductions from sales	(81)	(191)	(222)	(256)
Changes in fair value due to (1):
Decrease in MSR value due to pay-offs, pay-downs and run-off	(4)	(4)	(8)	(10)
Changes in estimates of fair value (2)	4	2	13	12
Fair value of MSRs at end of period	$257	$184	$257	$184

(1)	Changes in fair value are included within net return on mortgage servicing rights on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes.

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

	June 30, 2018			December 31, 2017
		Fair value impact due to			Fair value impact due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
		(Dollars in millions)			(Dollars in millions)
Option adjusted spread	5.43%	$253	$250	6.29%	$286	$282
Constant prepayment rate	8.95%	249	242	9.93%	283	277
Weighted average cost to service per loan	$79.72	255	252	$73.00	288	286

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. To isolate the effect of the specified change, the fair value shock analysis is consistent with the identified adverse change, while holding all other assumptions constant. In practice, a change in one assumption generally impacts other assumptions, which may either magnify or counteract the effect of the change. For further information on the fair value of MSRs, see Note 17 - Fair Value Measurements.

Contractual servicing and subservicing fees. Contractual servicing and subservicing fees, including late fees and other ancillary income are presented below. Contractual servicing fees are included within net (loss) return on mortgage servicing rights on the Consolidated Statements of Operations. Contractual subservicing fees including late fees and other ancillary income are included within loan administration income on the Consolidated Statements of Operations. Subservicing fee income is recorded for fees earned on subserviced loans, net of third party subservicing costs.

The following table summarizes income and fees associated with owned mortgage servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$15	$9	$29	$29
Changes in fair value	—	(2)	5	2
Gain (loss) on MSR derivatives (2)	(5)	5	(16)	(3)
Net transaction costs	(1)	(6)	(5)	(8)
Total return included in net return on mortgage servicing rights	$9	$6	$13	$20

(1)	Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.

(2)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$12	$9	$22	$17
Other servicing charges	(7)	(3)	(12)	(6)
Total income on mortgage loans subserviced, included in loan administration	$5	$6	$10	$11

(1)	Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on cash basis.

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

Derivatives designated as hedging instruments: We have designated certain interest rate swaps as fair value hedges of fixed rate certificates of deposit.

During the second quarter of 2018, we de-designated all of our remaining cash flow hedge relationships. Historically, changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedged transaction is recognized in earnings. At June 30, 2018, we had $24 million (net-of-tax) of accumulated unrealized gains on derivatives previously designated as cash flow hedges recorded in accumulated other comprehensive income, compared to $2 million (net-of-tax) of accumulated unrealized gains on derivatives designated as cash flow hedges recorded in accumulated other comprehensive income at December 31, 2017. We evaluate the probability of hedged transactions occurring on at least a quarterly basis relating to amounts deferred in OCI. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $3 million of gains (net-of-tax). For further information, see Note 11 - Accumulated Other Comprehensive Income.

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception. All hedge relationships were highly effective as of June 30, 2018. Cash flows and the income impact associated with designated hedges are reported in the same line item as the underlying hedged item.

The following table presents the notional amount, estimated fair value and maturity of our derivative financial instruments:

	June 30, 2018 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in fair value hedge relationships:
Liabilities
Interest rate swaps on CDs	$30	$—	2019

Derivatives not designated as hedging instruments:
Assets
Futures	$1,567	$1	2018-2023
Mortgage backed securities forwards	822	1	2018
Rate lock commitments	4,171	33	2018
Interest rate swaps and swaptions	1,416	14	2018-2028
Total derivative assets	$7,976	$49
Liabilities
Futures	$1,323	$—	2018-2023
Mortgage backed securities forwards	5,382	21	2018
Rate lock commitments	257	1	2018
Interest rate swaps	881	11	2018-2048
Total derivative liabilities	$7,843	$33

	December 31, 2017 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in cash flow hedge relationships:
Liabilities
Interest rate swaps on FHLB advances	$830	$1	2023-2026
Derivatives not designated as hedging instruments:
Assets
Futures	$1,597	$—	2018-2022
Mortgage backed securities forwards	2,646	4	2018
Rate lock commitments	3,629	24	2018
Interest rate swaps and swaptions	1,441	11	2018-2048
Total derivative assets	$9,313	$39
Liabilities
Futures	$209	$—	2018-2021
Mortgage backed securities forwards	3,197	6	2018
Rate lock commitments	214	—	2018
Interest rate swaps	617	4	2018-2027
Total derivative liabilities	$4,237	$10

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
	(Dollars in millions)
June 30, 2018
Derivatives not designated as hedging instruments:
Assets
Mortgage backed securities forwards	$1	$—	$1	$—	$—
Interest rate swaps and swaptions (1)	14	—	14	—	11
Futures	1	—	1	—	—
Total derivative assets	$16	$—	$16	$—	$11

Liabilities
Mortgage backed securities forwards	$21	$—	$21	$—	$28
Interest rate swaps (1)	11	—	11	—	19
Total derivative liabilities	$32	$—	$32	$—	$47

December 31, 2017
Derivatives designated as hedging instruments:
Liabilities
Interest rate swaps on FHLB advances (1)	$1	$—	$1	$—	$17

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$4	$—	$4	$—	$8
Interest rate swaps and swaptions (1)	11	—	11	—	10
Total derivative assets	$15	$—	$15	$—	$18

Liabilities
Futures	$—	$—	$—	$—	$2
Mortgage-backed securities forwards	6	—	6	—	2
Interest rate swaps (1)	4	—	4	—	5
Total derivative liabilities	$10	$—	$10	$—	$9

(1)
Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions, is considered settlement of the derivative position for accounting purposes.

The fair value basis adjustment on our hedged CDs is included in interest bearing deposits on our Consolidated Statements of Operations. The carrying amount of our hedged CDs was $30 million at June 30, 2018 and zero at December 31, 2017 and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged CDs was de minimis and zero at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018, we pledged a total of $47 million related to derivative financial instruments, consisting of $30 million of cash collateral on derivative liabilities and $17 million of maintenance margin on centrally cleared derivatives and had an obligation to return cash of $11 million on derivative assets. We pledged a total of $26 million related to derivative financial instruments, consisting of $7 million of cash collateral on derivatives and $19 million of maintenance margin on centrally cleared derivatives and had an obligation to return cash of $18 million on derivative assets at December 31, 2017. Within the Consolidated Statements of Financial Condition, the collateral related to derivative activity is included in other assets and other liabilities and the cash pledged as maintenance margin is restricted and included in in other assets.

The following table presents the net gain (loss) recognized on designated instruments, net of the impact of offsetting positions:

	Amount Recorded in Net Interest Income (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Gain (loss) on cash flow hedging relationships in interest contracts
Amount of gain (loss) reclassified from AOCI into income	$—	$5	$(1)	$5
Total gain (loss) on hedges	$—	$5	$(1)	$5

(1)	We had no gain/(loss) on fair value hedging relationships in interest contracts for the three and six months ending June 30, 2018 and June 30, 2017.

The following table presents net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions:

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of Gain (Loss)
Futures	Net return on mortgage servicing rights	$(1)	$—	$(3)	$—
Interest rate swaps and swaptions	Net return on mortgage servicing rights	(3)	3	(8)	(5)
Mortgage-backed securities forwards	Net return on mortgage servicing rights	—	3	(4)	3
Rate lock commitments and forward agency and loan sales	Net gain on loan sales	(1)	41	(9)	(8)
Interest rate swaps (1)	Other noninterest income	1	1	1	1
Total derivative gain (loss)		$(4)	$48	$(23)	$(9)

(1)	Includes customer-initiated commercial interest rate swaps.

Note 9 - Borrowings

Federal Home Loan Bank Advances

The following is a breakdown of our FHLB advances outstanding:

	June 30, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$3,840	1.97%	$4,260	1.40%
Total Short-term Federal Home Loan Bank advances	3,840		4,260
Long-term LIBOR adjustable advances	1,130	2.53%	1,130	1.76%
Long-term fixed rate advances (1)	150	1.53%	275	1.41%
Total Long-term Federal Home Loan Bank advances	1,280		1,405
Total Federal Home Loan Bank advances	$5,120		$5,665

(1)	Includes the current portion of fixed rate advances of $0 million and $125 million at June 30, 2018 and December 31, 2017, respectively.

We are required to maintain a minimum amount of qualifying collateral securing FHLB advances. In the event of default, the FHLB advance is similar to a secured borrowing, whereby the FHLB has the right to sell the pledged collateral to settle the fair value of the outstanding advances.

At June 30, 2018, our Board of Directors authorized and approved a line of credit with the FHLB of up to $10.0 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At June 30, 2018, we had $5.1 billion of advances outstanding and an additional $1.2 billion of collateralized borrowing capacity available at the FHLB.

At June 30, 2018, $1.1 billion of the outstanding advances were long-term adjustable rate, with interest rates that reset every three months and are based on the three-month LIBOR index. The advances may be prepaid without penalty, with notification at scheduled three month intervals.

The following table contains detailed information on our FHLB advances and other borrowings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Maximum outstanding at any month end	$5,207	$4,870	$5,740	$4,870
Average outstanding balance	4,926	4,629	5,123	3,830
Average remaining borrowing capacity	1,917	1,042	1,659	1,356
Weighted average interest rate	1.94%	1.22%	1.79%	1.20%

The following table outlines the maturity dates of our FHLB advances and other borrowings:

June 30, 2018
(Dollars in millions)
2018	$3,840
2019	50
2020	—
2021	—
Thereafter	1,230
Total	$5,120

Parent Company Senior Notes and Trust Preferred Securities

The following table presents long-term debt, net of debt issuance costs:

	June 30, 2018		December 31, 2017
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, matures 2021	$247	6.125%	$247	6.125%
Trust Preferred Securities
Floating Three Month LIBOR Plus:
3.25%, matures 2032	$26	5.59%	$26	4.92%
3.25%, matures 2033	26	5.60%	26	4.61%
3.25%, matures 2033	26	5.56%	26	4.94%
2.00%, matures 2035	26	4.35%	26	3.36%
2.00%, matures 2035	26	4.35%	26	3.36%
1.75%, matures 2035	51	4.09%	51	3.34%
1.50%, matures 2035	25	3.85%	25	2.86%
1.45%, matures 2037	25	3.79%	25	3.04%
2.50%, matures 2037	16	4.84%	16	4.09%
Total Trust Preferred Securities	247		247
Total other long-term debt	$494		$494

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

Trust Preferred Securities

We sponsor nine trust subsidiaries, which issued preferred stock to third party investors. We issued trust preferred securities to those trusts, which we have included in long-term debt. The trust preferred securities are the sole assets of those trusts. The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of June 30, 2018, we had no deferred interest.

Note 10 - Warrants

May Investor Warrant

We granted warrants (the "May Investor Warrants") on January 30, 2009 under anti-dilution provisions applicable to certain investors (the "May Investors") in our May 2008 private placement capital raise.

During the six months ended June 30, 2017, a total of 237,627 May Investor Warrants were exercised, resulting in the issuance of 154,313 shares of Common Stock. As of June 30, 2018, there were no remaining May Investor Warrants outstanding and the related liability was reduced to zero.

TARP Warrant

On January 30, 2009, in conjunction with the sale of 266,657 shares of TARP Preferred, we issued a warrant to purchase up to approximately 645,138 shares of Common Stock at an exercise price of $62.00 per share (the "Warrant").

The Warrant is exercisable through January 30, 2019 and remains outstanding.

Note 11 - Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Investment securities
Beginning balance	$(47)	$(8)	$(18)	$(8)
Unrealized gain (loss)	(12)	2	(44)	2
Less: Tax (benefit) provision	(3)	1	(11)	1
Net unrealized gain (loss)	(9)	1	(33)	1
Reclassifications out of AOCI (1)	—	2	—	2
Less: Tax provision	—	1	—	1
Net unrealized gain reclassified out of AOCI	—	1	—	1
Reclassification of certain income tax effects (2)	—	—	(5)	—
Other comprehensive income (loss), net of tax	(9)	2	(38)	2
Ending balance	$(56)	$(6)	$(56)	$(6)

Cash Flow Hedges
Beginning balance	$17	$2	$2	$1
Unrealized gain (loss)	9	(4)	28	(2)
Less: Tax provision (benefit)	2	(2)	7	(1)
Net unrealized gain (loss)	7	(2)	21	(1)
Reclassifications out of AOCI (1)	—	(5)	1	(5)
Less: Tax provision (benefit)	—	(2)	—	(2)
Net unrealized gain (loss) reclassified out of AOCI	—	(3)	1	(3)
Other comprehensive income (loss), net of tax	7	(5)	22	(4)
Ending balance	$24	$(3)	$24	$(3)

(1)	Reclassifications are reported in interest expense on the Consolidated Statement of Operations.

(2)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to early adoption of ASU 2018-02.

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions, except share data)
Net income	$50	$41	$85	$68
Weighted Average Shares
Weighted average common shares outstanding	57,491,714	57,101,816	57,424,557	57,012,208
Effect of dilutive securities
May Investor Warrants	—	—	—	24,575
Stock-based awards	766,863	1,037,122	861,770	1,069,287
Weighted average diluted common shares	58,258,577	58,138,938	58,286,327	58,106,070
Earnings per common share
Basic earnings per common share	$0.86	$0.72	$1.47	$1.18
Effect of dilutive securities
May Investor Warrants	—	—	—	—
Stock-based awards	(0.01)	(0.01)	(0.02)	(0.02)
Diluted earnings per common share	$0.85	$0.71	$1.45	$1.16

Note 13 - Stock-Based Compensation

We had stock-based compensation expense of $2 million and $4 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2017 stock-based compensation expense was $2 million and $6 million, respectively.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock units activity:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Shares	Weighted — Average Grant-Date Fair Value per Share	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	1,830,132	$24.87	1,290,450	$20.52
Granted	254,068	34.70	863,342	34.36
Vested	(185,405)	17.76	(234,787)	19.53
Canceled and forfeited	(102,167)	18.99	(122,377)	20.01
Non-vested balance at end of period	1,796,628	$27.33	1,796,628	$27.33

2017 Employee Stock Purchase Plan

The Employee Stock Purchase Plan ("2017 ESPP") was approved on March 20, 2017 by our Board of Directors ("the Board") and on May 23, 2017 by our shareholders. The 2017 ESPP became effective July 1, 2017 and will remain effective until terminated by the Board. A total of 800,000 shares of the Company’s common stock are reserved and authorized for issuance for purchase under the 2017 ESPP. There were 28,748 and 64,943 shares issued under the 2017 ESPP during the three and six months ended June 30, 2018, respectively, and the associated compensation expense was de minimis for both periods.

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

The following table presents our provision for income tax and effective tax provision rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Provision for income taxes	$12	$19	$21	$32
Effective tax provision rate	20.4%	31.8%	20.2%	32.3%

We believe that it is unlikely that our unrecognized tax benefits will change by a material amount during the next 12 months. We recognize interest and penalties related to unrecognized tax benefits in provision for income taxes.

Note 15 - Regulatory Matters

Regulatory Capital

We, along with the Bank, must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that could have a material effect on the Consolidated Financial Statements. On January 1, 2015, the Basel III rules became effective and included transition provisions through 2018. In preparation for the expected capital simplification rules, the Basel III implementation phase-in has been halted, as the agencies issued a final rule that will maintain the capital rules’ 2017 transition provisions for several regulatory capital deductions and certain other requirements that are subject to multi-year phase-in schedules in the regulatory capital rules.

To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both June 30, 2018 and December 31, 2017.

The following tables present the regulatory capital ratios as of the dates indicated:

Flagstar Bancorp	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
June 30, 2018
Tangible capital (to adjusted avg. total assets)	$1,525	8.65%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,525	8.65%	$705	4.00%	$881	5.00%
Common equity Tier 1 capital (to RWA)	1,285	10.84%	533	4.50%	771	6.50%
Tier 1 capital (to RWA)	1,525	12.86%	711	6.00%	948	8.00%
Total capital (to RWA)	1,665	14.04%	948	8.00%	1,185	10.00%
December 31, 2017
Tangible capital (to adjusted avg. total assets)	$1,442	8.51%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,442	8.51%	$678	4.0%	$848	5.0%
Common equity Tier 1 capital (to RWA)	1,216	11.50%	476	4.5%	688	6.5%
Tier 1 capital (to RWA)	1,442	13.63%	635	6.0%	846	8.0%
Total capital (to RWA)	1,576	14.90%	846	8.0%	1,058	10.0%
N/A - Not applicable

Flagstar Bank	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
June 30, 2018
Tangible capital (to adjusted avg. total assets)	$1,594	9.04%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,594	9.04%	$705	4.00%	$882	5.00%
Common equity tier 1 capital (to RWA)	1,594	13.44%	534	4.50%	771	6.50%
Tier 1 capital (to RWA)	1,594	13.44%	712	6.00%	949	8.00%
Total capital (to RWA)	1,734	14.62%	949	8.00%	1,186	10.00%
December 31, 2017
Tangible capital (to adjusted avg. total assets)	$1,531	9.04%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,531	9.04%	$677	4.0%	$847	5.0%
Common equity tier 1 capital (to RWA)	1,531	14.46%	476	4.5%	688	6.5%
Tier 1 capital (to RWA)	1,531	14.46%	635	6.0%	847	8.0%
Total capital (to RWA)	1,664	15.72%	847	8.0%	1,059	10.0%
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

At June 30, 2018, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements, or that the ultimate outcome of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Additionally, if the Bank and Bancorp become party to a business combination in which the Bank or Bancorp represent less than 33.3 percent of the resulting company’s assets, annual payments must commence twelve months after the date of that business combination.
We elected to account for the DOJ Liability under the fair value option. To determine the fair value, we utilize a discounted cash flow model. Key assumptions for the discounted cash flow model include using a discount rate as of June 30, 2018 of 9.8 percent; probability weightings of multiple cash flow scenarios and possible outcomes which contemplate the above conditions and estimates of forecasted net income, size of the balance sheet, capital levels, dividends and their impact on the timing of cash payments and the assumptions we believe a market participant would make to transfer the liability. The fair value of the DOJ Liability was $60 million at both June 30, 2018 and December 31, 2017.

Other litigation accruals

At both June 30, 2018 and December 31, 2017, excluding the fair value liability relating to the DOJ litigation settlement, our total accrual for contingent liabilities and settled litigation was $1 million.

Commitments

The following table is a summary of the contractual amount of significant commitments:

	June 30, 2018	December 31, 2017
	(Dollars in millions)
Commitments to extend credit
Mortgage loans interest-rate lock commitments	$4,439	$3,667
Warehouse loan commitments	2,347	1,618
Commercial and industrial commitments	790	695
Other commercial commitments	1,010	1,021
HELOC commitments	360	283
Other consumer commitments	96	15
Standby and commercial letters of credit	59	50

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

We maintain a reserve for the estimate of probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. A reserve balance of $3 million at both June 30, 2018 and December 31, 2017, is reflected in other liabilities on the Consolidated Statements of Financial Condition.

Note 17 - Fair Value Measurements

We utilize fair value measurements to record or disclose the fair value on certain assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability through an orderly transaction between market participants at the measurement date. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, we use present value techniques and other valuation methods to estimate the fair values of our financial instruments. These valuation models rely on market-based parameters when available, such as interest rate yield curves or credit spreads. Unobservable inputs may be based on management's judgment, assumptions and estimates related to credit quality, our future earnings, interest rates and other relevant inputs. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. For further information see the Fair Value Measurements section of Item 7 of Exhibit 99.1 to our June 1, 2018 Form 8-K Report.

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

	June 30, 2018
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$1,051	$—	$1,051
Agency - Residential	—	729	—	729
Municipal obligations	—	33	—	33
Corporate debt obligations	—	42	—	42
Other MBS	—	16	—	16
Loans held-for-sale
Residential first mortgage loans	—	4,272	—	4,272
Loans held-for-investment
Residential first mortgage loans	—	8	—	8
Home equity	—	—	3	3
Mortgage servicing rights	—	—	257	257
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	33	33
Futures	—	1	—	1
Mortgage-backed securities forwards	—	1	—	1
Interest rate swaps and swaptions	—	14	—	14
Total assets at fair value	$—	$6,167	$293	$6,460
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(1)	$(1)
Mortgage backed securities forwards	—	(21)	—	(21)
Interest rate swaps	—	(11)	—	(11)
DOJ litigation settlement	—	—	(60)	(60)
Contingent consideration	—	—	(18)	(18)
Total liabilities at fair value	$—	$(32)	$(79)	$(111)

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$987	$—	$987
Agency - Residential	—	794	—	794
Municipal obligations	—	34	—	34
Corporate debt obligations	—	38	—	38
Loans held-for-sale
Residential first mortgage loans	—	4,300	—	4,300
Loans held-for-investment
Residential first mortgage loans	—	8	—	8
Home equity	—	—	4	4
Mortgage servicing rights	—	—	291	291
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	24	24
Mortgage-backed securities forwards	—	4	—	4
Interest rate swaps and swaptions	—	11	—	11
Total assets at fair value	$—	$6,176	$319	$6,495
Derivative liabilities
Interest rate swap on FHLB advances	$—	$(1)	$—	$(1)
Mortgage-backed securities forwards	—	(6)	—	(6)
Interest rate swaps	—	(4)	—	(4)
DOJ litigation settlement	—	—	(60)	(60)
Contingent consideration	—	—	(25)	(25)
Total liabilities at fair value	$—	$(11)	$(85)	$(96)

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2018.

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
	(Dollars in millions)
Three Months Ended June 30, 2018
Assets
Loans held-for-investment
Home equity	$4	$(1)	$—	$—	$—	$—	$3
Mortgage servicing rights (2)	239	—	99	(81)	—	—	257
Rate lock commitments (net) (2)(3)	30	2	69	—	—	(69)	32
Totals	$273	$1	$168	$(81)	$—	$(69)	$292
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	(21)	3	—	—	—	—	(18)
Totals	$(81)	$3	$—	$—	$—	$—	$(78)

Three Months Ended June 30, 2017
Assets
Loans held-for-sale
Home equity	$53	$—	$—	$(52)	$(1)	$—	—
Loans held-for-investment
Home equity	5	—	—	—	—	—	5
Mortgage servicing rights (2)	295	(2)	82	(191)	—	—	184
Rate lock commitments (net) (2)(3)	41	18	64	—	—	(97)	26
Totals	$394	$16	$146	$(243)	$(1)	$(97)	$215
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	—	—	(23)	—	—	—	(23)
Totals	$(60)	$—	$(23)	$—	$—	$—	$(83)

(1)	There were no unrealized gains (losses) recorded in OCI during the three months ended June 30, 2018 and 2017.

(2)
We utilized swaptions, futures, forward agency and loan sales and interest rate swaps to manage the risk associated with mortgage servicing rights and rate lock commitments. Gains and losses for individual lines do not reflect the effect of our risk management activities related to such Level 3 instruments.

(3)
Rate lock commitments are reported on a fallout adjusted basis. Transfers out of Level 3 represent the settlement value of the commitments that are transferred to LHFS, which are classified as Level 2 assets.

	Balance at Beginning of Period	Total Gains / (Losses) Recorded in Earnings (1)	Purchases / Originations	Sales	Settlements	Transfers In (Out)	Balance at End of Period
	(Dollars in millions)
Six Months Ended June 30, 2018
Assets
Loans held-for-investment
Home equity	$4	$—	$—	$—	$(1)	$—	$3
Mortgage servicing rights (2)	291	5	183	(222)	—	—	257
Rate lock commitments (net) (2)(3)	24	(32)	131	—	—	(91)	32
Totals	$319	$(27)	$314	$(222)	$(1)	$(91)	$292
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	(25)	5	—	—	2	—	(18)
Totals	$(85)	$5	$—	$—	$2	$—	$(78)

Six Months Ended June 30, 2017
Assets
Loans held-for-sale
Home equity	$—	$1	$—	$(52)	$(1)	$52	$—
Loans held-for-investment
Home equity	65	1	—	—	(6)	(55)	5
Mortgage servicing rights (2)	335	2	103	(256)	—	—	184
Rate lock commitments (net) (2)(3)	18	34	117	—	—	(143)	26
Totals	$418	$38	$220	$(308)	$(7)	$(146)	$215
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	—	—	(23)	—	—	—	(23)
Totals	$(60)	$—	$(23)	$—	$—	$—	$(83)

(1)	There were no unrealized gains (losses) recorded in OCI during the six months ended June 30, 2018 and 2017.

(2)
We utilized swaptions, futures, forward agency and loan sales and interest rate swaps to manage the risk associated with mortgage servicing rights and rate lock commitments. Gains and losses for individual lines do not reflect the effect of our risk management activities related to such Level 3 instruments.

(3)
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
	(Dollars in millions)
June 30, 2018
Assets
Loans held-for-investment
Home equity	$3	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% - 10.8% (9.0%) 22.9% - 34.3% (28.6%) 3.0% - 4.5% (3.1%)
Mortgage servicing rights	$257	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	2.8% - 21.4% (5.4%) 0% - 10.7% (9.0%) $67 - $95 ($80)
Rate lock commitments (net)	$32	Consensus pricing	Origination pull-through rate	78.9% - 87.2% (80.4%)
Liabilities
DOJ litigation settlement	$(60)	Discounted cash flows	Discount rate Asset growth rate	7.9% - 11.8% (9.8%) 0% - 17.5% (6.0%)
Contingent consideration	$(18)	Discounted cash flows	Beta Equity volatility	0.6 - 1.6 (1.1) 26.6% - 58.9% (40.0%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
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

Recurring Significant Unobservable Inputs

Home equity. The significant unobservable inputs used in the fair value measurement of the home equity loans are discount rates, constant prepayment rates, and default rates. The constant prepayment and default rates are based on a 12 month historical average. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Increases (decreases) in prepayment rates in isolation result in a higher (lower) fair value and increases (decreases) in default rates in isolation result in a lower (higher) fair value.

MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation would result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For June 30, 2018 and December 31, 2017 the weighted average life (in years) for the entire MSR portfolio was 6.1 and 6.0, respectively.

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

Rate lock commitments. The significant unobservable input used in the fair value measurement of the rate lock commitments is the pull-through rate. The pull-through rate is a statistical analysis of our actual rate lock fallout history to determine the sensitivity of the residential mortgage loan pipeline compared to interest rate changes and other deterministic values. New market prices are applied based on updated loan characteristics and new fallout ratios (i.e., the inverse of the pull-through rate) are applied accordingly. Significant increases (decreases) in the pull-through rate in isolation would result in a significantly higher (lower) fair value measurement.

Contingent consideration. The significant unobservable input used in the fair value of the contingent consideration is future forecasted target production volumes and profitability of the division. An increase or decrease to these inputs results in an increase or decrease of the liability. Other unobservable inputs include Beta and volatility which drive the risk adjusted discount rate utilized in a Monte Carlo simulation. Increases (decreases) in these inputs results in a lower (higher) to the liability.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis.

The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Gains (Losses)
	(Dollars in millions)
June 30, 2018
Loans held-for-sale (2)	$7	$7	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	15	—	15	(5)
Repossessed assets (3)	7	—	7	(2)
Totals	$29	$7	$22	$(8)
December 31, 2017
Loans held-for-sale (2)	$6	$6	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	21	—	21	(10)
Repossessed assets (3)	8	—	8	(4)
Totals	$35	$6	$29	$(15)

(1)	The fair values are determined at various dates during the three months ended June 30, 2018 and the year ended December 31, 2017, respectively.

(2)	Gains (losses) reflect fair value adjustments on assets for which we did not elect the fair value option.

(3)	Gains (losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

The following tables present the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
June 30, 2018
Impaired loans held-for-investment
Loans held-for-investment	$15	Fair value of collateral	Loss severity discount	25% - 30% (27.6%)
Repossessed assets	$7	Fair value of collateral	Loss severity discount	0% - 100% (22.0%)
December 31, 2017
Impaired loans held-for-investment
Loans held-for-investment	$21	Fair value of collateral	Loss severity discount	25% - 30% (27.9%)
Repossessed assets	$8	Fair value of collateral	Loss severity discount	0% - 100% (70.9%)

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	June 30, 2018
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$359	$359	$359	$—	$—
Investment securities available-for-sale	1,871	1,871	—	1,871	—
Investment securities held-to-maturity	748	719	—	719	—
Loans held-for-sale	4,291	4,292	—	4,292	—
Loans held-for-investment	8,904	8,800	—	8	8,792
Loans with government guarantees	278	265	—	265	—
Mortgage servicing rights	257	257	—	—	257
Federal Home Loan Bank stock	303	303	—	303	—
Bank owned life insurance	335	335	—	335	—
Repossessed assets	7	7	—	—	7
Other assets, foreclosure claims	66	66	—	66	—
Derivative financial instruments, assets	49	49	—	16	33
Liabilities
Retail deposits
Demand deposits and savings accounts	$(5,293)	$(4,775)	$—	$(4,775)	$—
Certificates of deposit	(2,100)	(2,092)	—	(2,092)	—
Wholesale deposits	(392)	(974)	—	(974)	—
Government deposits	(1,102)	(1,096)	—	(1,096)	—
Custodial deposits	(1,701)	(1,631)	—	(1,631)	—
Federal Home Loan Bank advances	(5,120)	(5,108)	—	(5,108)	—
Long-term debt	(494)	(458)	—	(458)	—
DOJ litigation settlement	(60)	(60)	—	—	(60)
Contingent consideration	(18)	(18)	—	—	(18)
Derivative financial instruments, liabilities	(33)	(33)	—	(32)	(1)

	December 31, 2017
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$204	$204	$204	$—	$—
Investment securities available-for-sale	1,853	1,853	—	1,853	—
Investment securities held-to-maturity	939	924	—	924	—
Loans held-for-sale	4,321	4,322	—	4,322	—
Loans held-for-investment	7,713	7,667	—	8	7,659
Loans with government guarantees	271	261	—	261	—
Mortgage servicing rights	291	291	—	—	291
Federal Home Loan Bank stock	303	303	—	303	—
Bank owned life insurance	330	330	—	330	—
Repossessed assets	8	8	—	—	8
Other assets, foreclosure claims	84	84	—	84	—
Derivative financial instruments, assets	39	39	—	15	24
Liabilities
Retail deposits
Demand deposits and savings accounts	$(4,965)	$(4,557)	$—	$(4,557)	$—
Certificates of deposit	(1,493)	(1,498)	—	(1,498)	—
Wholesale deposits	(45)	(43)	—	(43)	—
Government deposits	(1,073)	(1,048)	—	(1,048)	—
Custodial deposits	(1,358)	(1,311)	—	(1,311)	—
Federal Home Loan Bank advances	(5,665)	(5,662)	—	(5,662)	—
Long-term debt	(494)	(417)	—	(417)	—
DOJ litigation settlement	(60)	(60)	—	—	(60)
Contingent consideration	(25)	(25)	—	—	(25)
Derivative financial instruments, liabilities	(11)	(11)	—	(11)	—

Fair Value Option

We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$20	$115	$(68)	$168
Loans held-for-investment
Other noninterest income	$—	$—	$—	$1

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	June 30, 2018			December 31, 2017
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$7	$7	$—	$6	$5	$(1)
Loans held-for-investment	5	4	(1)	5	4	(1)
Total nonaccrual loans	$12	$11	$(1)	$11	$9	$(2)
Other performing loans
Loans held-for-sale	$4,139	$4,265	$126	$4,167	$4,295	$128
Loans held-for-investment	9	7	(2)	10	8	(2)
Total other performing loans	$4,148	$4,272	$124	$4,177	$4,303	$126
Total loans
Loans held-for-sale	$4,146	$4,272	$126	$4,173	$4,300	$127
Loans held-for-investment	14	11	(3)	15	12	(3)
Total loans	$4,160	$4,283	$123	$4,188	$4,312	$124
Liabilities
Litigation settlement (1)	$(118)	$(60)	$58	$(118)	$(60)	$58

(1)	We are obligated to pay $118 million in installment payments upon meeting certain performance conditions, as described in Note 16 - Legal Proceedings, Contingencies and Commitments.

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

Effective January 1, 2018, the following changes were made with offsetting adjustments included in the Other segment to reconcile to the Consolidated Statements of Operations: 1) operating leases in Community Banking are reflected as loans by reclassifying rental income and depreciation expense to net interest income, and 2) the interest expense on custodial deposits on third party sub-servicing contracts, recognized in the Mortgage Servicing segment as loan administration income, is now reflected as a component of net interest income. Prior period segment financial information, related to these changes, has been recast to conform to the current presentation.

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

The Mortgage Originations segment originates and acquires one-to-four family residential mortgage loans to sell or hold on our balance sheet. Loans originated-to-sell, comprise the majority of the lending activity. These loans are originated through mortgage branches, call centers, the Internet and third party counterparties. The resulting gains from sales associated with these loans are recognized in the Mortgage Originations segment whereas the interest income on LHFI is recognized in the Community Banking segment.

The Mortgage Servicing segment services and subservices mortgage loans for others on a fee for service basis and may also collect ancillary fees and earn income through the use of noninterest-bearing escrows. Revenue for those serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the status of the underlying loans. The Mortgage Servicing segment also provides servicing of residential mortgages for our own LHFI portfolio in the Community Banking segment and our own LHFS portfolio in the Mortgage Originations segment, for which it earns revenue via an intercompany service fee allocation.

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

The following tables present financial information by business segment for the periods indicated:

	Three Months Ended June 30, 2018
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$80	$33	$1	$1	$115
Net gain (loss) on loan sales	(5)	68	—	—	63
Other noninterest income	9	27	22	2	60
Total net interest income and noninterest income	84	128	23	3	238
(Provision) benefit for loan losses	—	(1)	—	2	1
Compensation and benefits	(17)	(28)	(5)	(30)	(80)
Other noninterest expense and directly allocated overhead	(28)	(47)	(15)	(7)	(97)
Total noninterest expense	(45)	(75)	(20)	(37)	(177)
Income (loss) before indirect overhead allocations and income taxes	39	52	3	(32)	62
Provision (benefit) for income taxes	7	7	(2)	—	12
Overhead allocations	(9)	(17)	(5)	31	—
Net income (loss)	$23	$28	$—	$(1)	$50
Intersegment (expense) revenue	$(1)	$2	$4	$(5)	$—

Average balances
Loans held-for-sale	$12	$4,158	$—	$—	$4,170
Loans with government guarantees	—	280	—	—	280
Loans held-for-investment (2)	8,378	9	—	29	8,416
Total assets	8,593	5,225	26	3,940	17,784
Deposits	8,632	—	1,782	—	10,414

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and CCD income for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Three Months Ended June 30, 2017
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$57	$32	$2	$6	$97
Net gain (loss) on loan sales	(1)	67	—	—	66
Other noninterest income	6	24	17	3	50
Total net interest income and noninterest income	62	123	19	9	213
(Provision) benefit for loan losses	—	—	—	1	1
Compensation and benefits	(15)	(24)	(4)	(28)	(71)
Other noninterest expense and directly allocated overhead	(22)	(38)	(16)	(7)	(83)
Total noninterest expense	(37)	(62)	(20)	(35)	(154)
Income (loss) before indirect overhead allocations and income taxes	25	61	(1)	(25)	60
Provision (benefit) for income taxes	5	17	(3)	—	19
Overhead allocations	(10)	(14)	(5)	29	—
Net income (loss)	$10	$30	$(3)	$4	$41
Intersegment (expense) revenue	$—	$1	$4	$(5)	$—

Average balances
Loans held-for-sale	$15	$4,254	$—	$—	$4,269
Loans with government guarantees	—	295	—	—	295
Loans held-for-investment (2)	6,192	7	—	29	6,228
Total assets	6,255	5,562	39	3,854	15,710
Deposits	7,362	—	1,377	—	8,739

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and CCD income for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Six Months Ended June 30, 2018
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$150	$64	$3	$4	$221
Net gain (loss) on loan sales	(7)	130	—	—	123
Other noninterest income	17	46	41	7	111
Total net interest income and noninterest income	160	240	44	11	455
(Provision) benefit for loan losses	(1)	(1)	—	3	1
Compensation and benefits	(34)	(57)	(9)	(60)	(160)
Other noninterest expense and directly allocated overhead	(54)	(88)	(31)	(17)	(190)
Total noninterest expense	(88)	(145)	(40)	(77)	(350)
Income (loss) before indirect overhead allocations and income taxes	71	94	4	(63)	106
Provision (benefit) for income taxes	11	12	(2)	—	21
Overhead allocations	(20)	(35)	(10)	65	—
Net income (loss)	$40	$47	$(4)	$2	$85
Intersegment (expense) revenue	$(2)	$2	$9	$(9)	$—

Average balances
Loans held-for-sale	$12	$4,189	$—	$—	$4,201
Loans with government guarantees	—	285	—	—	285
Loans held-for-investment (2)	7,936	8	—	29	7,973
Total assets	8,119	5,375	31	3,914	17,439
Deposits	8,233	—	1,662	—	9,895

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and CCD income for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Six Months Ended June 30, 2017
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$108	$62	$5	$5	$180
Net gain (loss) on loan sales	(3)	117	—	—	114
Other noninterest income	14	50	33	5	102
Total net interest income and noninterest income	119	229	38	10	396
(Provision) benefit for loan losses	(2)	(2)	—	2	(2)
Compensation and benefits	(31)	(44)	(8)	(60)	(143)
Other noninterest expense and directly allocated overhead	(42)	(65)	(32)	(12)	(151)
Total noninterest expense	(73)	(109)	(40)	(72)	(294)
Income (loss) before indirect overhead allocations and income taxes	44	118	(2)	(60)	100
Provision (benefit) for income taxes	8	31	(5)	(2)	32
Overhead allocations	(20)	(31)	(11)	62	—
Net income (loss)	$16	$56	$(8)	$4	$68
Intersegment (expense) revenue	$(1)	$1	$9	$(9)	$—

Average balances
Loans held-for-sale	$18	$3,762	$—	$—	$3,780
Loans with government guarantees	—	318	—	—	318
Loans held-for-investment (2)	5,902	6	—	29	5,937
Total assets	5,966	5,085	40	3,790	14,881
Deposits	7,408	—	1,359	—	8,767

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and CCD income for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

Note 19 - Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

We adopted the following accounting standard updates (ASU) during 2018, none of which had a material impact to our financial statements:

Standard	Description	Effective Date
ASU 2018-03	Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10) - Update to 2016-01	January 1, 2018
ASU 2018-02	Income Statement-Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019
ASU 2017-09	Update 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting	January 1, 2018
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

The disaggregation of our revenue from contracts with customers is provided below.

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Revenue (1)	2018	2017	2018	2017
		(Dollars in millions)
Deposit account and other banking income	Deposit fees and charges	$4	$4	$8	$7
Interchange fees	Deposit fees and charges	1	1	2	2
Interchange fees	Other noninterest income	1	—	1	—
Wealth management	Other noninterest income	2	2	4	3
Total		$8	$7	$15	$12

(1)	Recognized within the Community Banking segment.

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

Merchant fee income - We receive a percentage of merchant fees based upon card transactions processed through point of sale terminals at referred merchant locations. Our performance obligation is satisfied when our referral of a merchant to a payment processing vendor results in an executed agreement between the merchant and the vendor. Merchant fee revenue is recognized as received. Merchant fee income was less than $1 million for the three months ended June 30, 2018 and June 30, 2017

Wealth management revenue - We earn commission income through a revenue share program based on a tiered percentage of total gross commissions generated from the sales of investment and insurance services to Flagstar customers. Commissions are earned and our performance obligation has been satisfied at the point of sale or trade execution. Our portion of earned commissions is calculated, paid and recognized as revenue on a monthly basis.

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

Derivatives and Hedging - In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments were designed to more closely align hedge accounting requirements with users’ risk management strategies. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company has early adopted this ASU during the first quarter of 2018. The guidance provides a broader range of hedge accounting opportunities and simplifies documentation requirements for our existing cash flow hedge relationships. In conjunction with adoption of this ASU, the Company elected to transfer $144 million of investment securities from HTM to AFS during the first quarter of 2018, as permitted by the standard, which resulted in a de minimis impact to AOCI.

Accounting Standards Issued But Not Yet Adopted

The following ASUs have been issued and are expected to result in a significant change to our significant accounting policies and/or have a significant financial impact:

Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU alters the current method for recognizing credit losses within the reserve account. Currently, we use the incurred loss method, whereas the new guidance requires financial assets to be presented at the net amount expected to be collected (i.e., net of expected credit losses). The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. We have established an internal steering committee to lead the implementation efforts. The steering committee is in the process of evaluating control and process framework, data, model, and resource requirements and areas where modifications will be required. We are currently evaluating the impact the adoption of the guidance will have on our Consolidated Financial Statements, and highlight that any impact will be contingent upon the underlying characteristics of the affected portfolio and macroeconomic and internal forecasts at adoption date.

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

The following ASUs have been issued and are not expected to have a material impact on our Consolidated Financial Statements and/or significant accounting policies:

Standard	Description	Effective Date
ASU 2018-07	Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	January 1, 2019
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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of June 30, 2018, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of June 30, 2018.

(b)
Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, the Company is party to legal proceedings incidental to its business. For further information, see Note 16 - Legal Proceedings, Contingencies and Commitments.

Item 1A. Risk Factors

The Company believes that there have been no material changes to the risk factors previously disclosed in response to Item 1A. to Part I, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, with the exception of the following:

Our recently announced branch acquisition may fail to close or achieve the benefits currently anticipated.

We recently announced Flagstar Bank's agreement to acquire 52 branches from Well Fargo Bank, which we expect will close late in the fourth quarter of 2018, subject to regulatory approval and closing conditions. If regulatory approval is not obtained or closing conditions are not satisfied or waived, the acquisition will not be completed or may not be completed as planned. In addition, we may fail to realize all or any of the anticipated benefits of the acquisition, or those benefits may take longer to realize than expected. We may experience challenges related to the integration of the operations of the branches, including transition of data, integration of product offerings and the standardization of business practices. Complications associated with the acquisition could result in additional costs, loss of customers, damage to our reputation or other operational risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended June 30, 2018.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended June 30, 2018.

Item 3. Defaults upon Senior Securities

The Company had no defaults on senior securities.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Purchase and Assumption Agreement between Wells Fargo Bank, N.A., and Flagstar Bank, FSB

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

4.3	Form of 6.125% Global Note due 2021 (previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4, dated October 7, 2016, and incorporated herein by reference).

10.1	2016 Stock Award and Incentive Plan Restricted Stock Unit Award Agreement

11	Statement regarding computation of per share earnings is incorporated by reference to Note 12 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2018, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	August 6, 2018	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase and Assumption Agreement between Wells Fargo Bank, N.A., and Flagstar Bank, FSB

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

4.3	Form of 6.125% Global Note due 2021 (previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4, dated October 7, 2016, and incorporated herein by reference).

10.1	2016 Stock Award and Incentive Plan Restricted Stock Unit Award Agreement

11	Statement regarding computation of per share earnings is incorporated by reference to Note 12 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2018, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.