Form 10-Q
period 2018-09-30
FLAGSTAR BANCORP INC
filed 2018-11-05
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
As of November 1, 2018, 57,627,630 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
AFS	Available for Sale	HELOC	Home Equity Lines of Credit
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	HELOAN	Home Equity Loan
ALCO	Asset Liability Committee	HOLA	Home Owners Loan Act
ALLL	Allowance for Loan & Lease Losses	Home equity	Second Mortgages, HELOANs, HELOCs
AOCI	Accumulated Other Comprehensive Income (Loss)	HTM	Held to Maturity
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
Basel III	Basel Committee on Banking Supervision Third Basel Accord	LHFI	Loans Held-for-Investment
C&I	Commercial and Industrial	LHFS	Loans Held-for-Sale
CDARS	Certificates of Deposit Account Registry Service	LTV	Loan-to-Value Ratio
CET1	Common Equity Tier 1	Loan Beta	The change in the annualized yield of our LHFI portfolio, compared to the change in the Federal Reserve discount rate
CFPB	Consumer Financial Protection Bureau	Management	Flagstar Bancorp’s Management
CLTV	Combined Loan to Value Ratio	MBIA	MBIA Insurance Corporation
Common Stock	Common Shares	MBS	Mortgage-Backed Securities
CRE	Commercial Real Estate	MD&A	Management's Discussion and Analysis
DCB	Desert Community Bank	MSR	Mortgage Servicing Rights
Deposit Beta	The change in the annualized cost of our deposits, compared to the change in the Federal Reserve discount rate	N/A	Not Applicable
DFAST	Dodd-Frank Stress Test	NYSE	New York Stock Exchange
DOJ	United States Department of Justice	OCC	Office of the Comptroller of the Currency
DTA	Deferred Tax Asset	OTTI	Other-Than-Temporary-Impairment
EVE	Economic Value of Equity	QTL	Qualified Thrift Lending
Fannie Mae	Federal National Mortgage Association	REO	Real estate and other nonperforming assets, net
FASB	Financial Accounting Standards Board	RWA	Risk Weighted Assets
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHA	Federal Housing Administration	SFR	Single Family Residence
FHLB	Federal Home Loan Bank	TARP Preferred	Troubled Asset Relief Program Fixed Rate Cumulative Perpetual Preferred Stock, Series C
FICO	Fair Isaac Corporation	TDR	Trouble Debt Restructuring
FRB	Federal Reserve Bank	UPB	Unpaid Principal Balance
Freddie Mac	Federal Home Loan Mortgage Corporation	U.S. Treasury	United States Department of Treasury
FTE	Full Time Equivalent Employees	VIE	Variable Interest Entities
GAAP	United States Generally Accepted Accounting Principles	XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the third quarter of 2018, which should be read in conjunction with the financial statements and related notes set forth in Part I, Item 1 of this Form 10-Q and Part II, Item 8 of Exhibit 99.1 to our June 1, 2018 Form 8-K Report.

Certain statements in this Form 10-Q, including but not limited to statements included within Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements are based on the current beliefs and expectations of our management. Actual results may differ from those set forth in forward-looking statements. See Forward-Looking Statements on page 34 of this Form 10-Q and Part I, Item 1A, Risk Factors of Flagstar Bancorp, Inc.'s 2017 Annual Report on Form 10-K for the year ended December 31, 2017. Additional information about Flagstar can be found on our website at www.flagstar.com.

Where we say "we," "us," "our," the "Company," "Bancorp" or "Flagstar," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference will include our wholly-owned subsidiary Flagstar Bank, FSB (the "Bank"). See the Glossary of Abbreviations and Acronyms on page 3 for definitions used throughout this Form 10-Q.

Introduction

We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide commercial and consumer banking services and we are the 5th largest bank mortgage originator and the 7th largest sub-servicer of mortgage loans nationwide. At September 30, 2018, we had 3,496 full-time equivalent employees. Our common stock is listed on the NYSE under the symbol "FBC."

We have a relationship-based business model which leverages our full-service Bank’s capabilities with our national mortgage platform to create and build financial relationships with our customers. At September 30, 2018, we operated 108 full service banking branches that offer a full set of banking products to consumer, commercial, and government customers. Our banking footprint spans throughout Michigan and contiguous states as well as the high desert region of California.

In the first quarter of 2018, we closed the purchase of the mortgage loan warehouse business from Santander Bank, which added $499 million in outstanding warehouse loans and we completed the acquisition of eight Desert Community Bank branches in San Bernardino County, California, with $614 million in deposits and $59 million in loans.

In the second quarter 2018, we signed a definitive agreement to acquire 52 Wells Fargo branches in Indiana, Michigan, Wisconsin and Ohio. We expect to close this transaction at the beginning of December 2018.

We originate mortgages through a wholesale network of brokers and correspondents in all 50 states, and our own loan officers from 81 retail locations in 27 states and two call centers, which includes our direct-to-consumer lending team. Flagstar is also a leading national servicer of mortgage loans and provides complementary ancillary offerings including, MSR lending, servicing advance lending and recapture services. Servicing and subservicing of loans provides fee income and generates a stable long-term source of funding through custodial deposits.

Operating Segments

Our operations are conducted through our three operating segments: Community Banking, Mortgage Originations, and Mortgage Servicing. For additional information, please see MD&A - Operating Segments and Note 18 - Segment Information.

Selected Financial Ratios
(Dollars in millions, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions and percentages)
Selected Mortgage Statistics:
Mortgage rate lock commitments (fallout-adjusted) (1)	$8,290	$8,898	$25,024	$23,896
Mortgage loans originated	9,199	9,572	26,125	24,659
Mortgage loans sold and securitized	8,423	8,924	24,930	22,397
Selected Ratios:
Interest rate spread (2)	2.57%	2.58%	2.57%	2.56%
Net interest margin	2.93%	2.78%	2.85%	2.74%
Return on average assets	1.04%	0.99%	1.00%	0.94%
Return on average equity	12.80%	11.10%	12.10%	10.23%
Equity-to-assets ratio (average for the period)	8.13%	8.95%	8.23%	9.16%
Efficiency ratio	74.6%	73.5%	76.2%	73.9%
Effective tax provision rate	20.0%	32.4%	20.1%	32.3%
Average Balances:
Average interest-earning assets	$16,786	$14,737	$16,050	$13,709
Average interest-paying liabilities	13,308	12,297	13,150	11,481
Average stockholders' equity	1,514	1,471	1,468	1,412

	September 30, 2018	December 31, 2017	September 30, 2017
	(In millions, except per share data and percentages)
Selected Statistics:
Book value per common share	$26.34	$24.40	$25.38
Tangible book value per share (3)	$25.13	$24.04	$25.01
Number of common shares outstanding	57,625,439	57,321,228	57,181,536
Common equity-to-assets ratio	8.12%	8.27%	8.60%
Tangible common equity to assets ratio (3)	7.74%	8.15%	8.47%
Capitalized value of mortgage servicing rights	1.43%	1.16%	1.15%
Bancorp Tier 1 leverage (to adjusted avg. total assets) (4)	8.36%	8.51%	8.80%
Bank Tier 1 leverage (to adjusted avg. total assets) (4)	8.77%	9.04%	9.38%
Number of bank branches	108	99	99
Number of FTE employees	3,496	3,525	3,495

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the impact of changes in interest rates.

(2)
Interest rate spread is the difference between the annualized yield earned on average interest-earning assets for the period and the annualized rate of interest paid on average interest-bearing liabilities for the period.

(3)
Excludes goodwill and intangibles of $70 million, $21 million, and $21 million at September 30, 2018, December 31, 2017, and September 30, 2017, respectively. See Non-GAAP Financial Measures for further information.

(4)	The Basel III transitional phase-in rules were applicable to December 31, 2017 and September 30, 2017.

Overview

The third quarter of 2018 resulted in net income of $48 million, or $0.83 per diluted share, up $8 million or $0.13 per diluted share compared to the third quarter of 2017. The increase in net income was primarily due to $21 million, or 20 percent, higher net interest income in the third quarter of 2018 compared to the same period a year ago, driven by growth in interest earning assets and net interest margin expansion.

Through the nine months ended September 30, 2018, consistent earnings performance demonstrated the strength of our Community Banking segment. When comparing the nine months ended September 30, 2018 to the same period in 2017, average commercial loans have increased $1.4 billion, or 42 percent, with broad based growth across all portfolios and average retail and government deposits have grown $955 million, or 13 percent. Additionally, the pending acquisition of 52 branches from Wells Fargo will provide us with over $2 billion of additional high quality, low cost deposits which we will use to fund balance sheet growth.

We continue to build the Mortgage Servicing segment, increasing the number of loans serviced 49 percent over the last 12 months and ending the third quarter of 2018 servicing nearly 620,000 accounts. We are positioned to continue to add scale to our servicing business which provides both stable deposits and a reliable source of fee income.

The mortgage market continued to be challenging through the third quarter 2018. Net gain on loan sales decreased $32 million, primarily driven by a 33 basis point decrease in net gain on loan sale margin in the three months ended September 30, 2018, compared to the same period in 2017. This loss was partially offset by stronger valuations and lower prepayments on our mortgage servicing assets, which improved $7 million.

Earnings Performance Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in millions, except share data)
Net interest income	$124	$103	$21	$345	$283	$62
Provision (benefit) for loan losses	(2)	2	(4)	(3)	4	(7)
Total noninterest income	107	130	(23)	341	346	(5)
Total noninterest expense	173	171	2	523	465	58
Provision for income taxes	12	20	(8)	33	52	(19)
Net income	$48	$40	$8	$133	$108	$25
Income per share
Basic	$0.84	$0.71	$0.13	$2.32	$1.90	$0.42
Diluted	$0.83	$0.70	$0.13	$2.28	$1.86	$0.42

Comparison to Prior Year Quarter

•	Net income increased $8 million, or $0.13 per diluted share, to $48 million, or $0.83 per diluted share.

•	Net interest income increased $21 million, primarily driven by $2.0 billion higher average interest-earnings assets and a 15 basis point increase in net interest margin.

•	Noninterest income decreased $23 million, primarily due to lower gains on loan sales, partially offset by higher returns on MSRs.

•	Noninterest expense increased $2 million, primarily a result of organic growth and acquisitions, partially offset by a decrease in volume related expenses.

Comparison to Prior Year to Date

•	Net income increased $25 million, or $0.42 per diluted share, to $133 million, or $2.28 per diluted share.

•	Net interest income increased $62 million, primarily driven by 17 percent higher average interest-earning assets and net interest margin expansion of 11 basis points.

•	The $7 million change in the provision for loan losses was driven by continued minimal net charge-offs and low levels of delinquencies.

•	Noninterest expense increased $58 million, primarily resulting from growth initiatives and volume driven expenses.

Net Interest Income

The following tables present, on a consolidated basis, interest income from average assets and liabilities, expressed in dollars and yields:

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$4,393	$52	4.69%	$4,476	$45	3.99%
Loans held-for-investment
Residential first mortgage	3,027	27	3.63%	2,594	22	3.32%
Home equity	695	9	5.12%	486	6	5.11%
Other	128	2	5.54%	26	—	4.52%
Total consumer loans	3,850	38	3.96%	3,106	28	3.61%
Commercial real estate	2,106	29	5.37%	1,646	19	4.43%
Commercial and industrial	1,330	18	5.28%	1,073	13	4.77%
Warehouse lending	1,586	21	5.10%	978	12	4.82%
Total commercial loans	5,022	68	5.26%	3,697	44	4.63%
Total loans held-for-investment (1)	8,872	106	4.70%	6,803	72	4.16%
Loans with government guarantees	292	3	4.20%	264	3	4.58%
Investment securities	3,100	21	2.81%	3,101	20	2.58%
Interest-earning deposits	129	1	2.38%	93	—	1.23%
Total interest-earning assets	16,786	183	4.32%	14,737	140	3.77%
Other assets	1,825			1,702
Total assets	$18,611			$16,439
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$727	$3	1.62%	$489	$—	0.14%
Savings deposits	3,229	7	0.90%	3,838	7	0.76%
Money market deposits	252	—	0.62%	276	—	0.57%
Certificates of deposit	2,150	10	1.78%	1,182	4	1.19%
Total retail deposits	6,358	20	1.27%	5,785	11	0.78%
Government deposits
Demand deposits	283	1	0.59%	250	—	0.43%
Savings deposits	564	2	1.48%	362	1	0.71%
Certificates of deposit	327	1	1.52%	329	1	0.89%
Total government deposits	1,174	4	1.28%	941	2	0.70%
Wholesale deposits and other	537	3	2.03%	35	—	1.49%
Total interest-bearing deposits	8,069	27	1.32%	6,761	13	0.78%
Short-term Federal Home Loan Bank advances and other	3,465	18	2.10%	3,809	11	1.17%
Long-term Federal Home Loan Bank advances	1,280	7	2.11%	1,234	6	1.99%
Other long-term debt	494	7	5.62%	493	7	5.09%
Total interest-bearing liabilities	13,308	59	1.75%	12,297	37	1.19%
Noninterest-bearing deposits (2)	3,267			2,244
Other liabilities	522			427
Stockholders’ equity	1,514			1,471
Total liabilities and stockholders' equity	$18,611			$16,439
Net interest income		$124			$103
Interest rate spread (3)			2.57%			2.58%
Net interest margin (4)			2.93%			2.78%
Ratio of average interest-earning assets to interest-bearing liabilities			126.1%			119.9%

(1)	Includes nonaccrual loans. For further information on nonaccrual loans, see Note 4 - Loans Held-for-Investment.

(2)	Includes noninterest-bearing custodial deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$4,265	$142	4.44%	$4,014	$119	3.96%
Loans held-for-investment
Residential first mortgage	2,893	76	3.52%	2,497	62	3.34%
Home equity	681	26	5.13%	453	17	5.04%
Other	71	3	5.37%	26	1	4.52%
Total consumer loans	3,645	105	3.86%	2,976	80	3.61%
Commercial real estate	2,026	79	5.12%	1,482	47	4.15%
Commercial and industrial	1,269	51	5.26%	929	33	4.71%
Warehouse lending	1,312	51	5.08%	840	30	4.70%
Total commercial loans	4,607	181	5.15%	3,251	110	4.45%
Total loans held-for-investment (1)	8,252	286	4.58%	6,227	190	4.05%
Loans with government guarantees	288	8	3.86%	300	10	4.41%
Investment securities	3,127	64	2.74%	3,093	59	2.55%
Interest-earning deposits	118	2	1.95%	75	1	1.08%
Total interest-earning assets	16,050	502	4.15%	13,709	379	3.68%
Other assets	1,784			1,697
Total assets	$17,834			$15,406
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$660	$4	0.89%	$502	$1	0.16%
Savings deposits	3,376	21	0.85%	3,899	22	0.76%
Money market deposits	235	1	0.54%	264	1	0.49%
Certificates of deposit	1,927	24	1.64%	1,116	9	1.12%
Total retail deposits	6,198	50	1.09%	5,781	33	0.76%
Government deposits
Demand deposits	256	1	0.54%	228	1	0.41%
Savings deposits	512	5	1.29%	410	2	0.59%
Certificates of deposit	369	4	1.34%	314	1	0.73%
Total government deposits	1,137	10	1.14%	952	4	0.59%
Wholesale deposits and other	325	5	1.99%	16	—	1.21%
Total interest-bearing deposits	7,660	65	1.13%	6,749	37	0.74%
Short-term Federal Home Loan Bank advances and other	3,713	50	1.81%	3,028	23	1.01%
Long-term Federal Home Loan Bank advances	1,283	21	2.15%	1,211	17	1.92%
Other long-term debt	494	21	5.53%	493	19	5.06%
Total interest-bearing liabilities	13,150	157	1.58%	11,481	96	1.12%
Noninterest-bearing deposits (2)	2,721			2,098
Other liabilities	495			415
Stockholders’ equity	1,468			1,412
Total liabilities and stockholders' equity	$17,834			$15,406
Net interest income		$345			$283
Interest rate spread (3)			2.57%			2.56%
Net interest margin (4)			2.85%			2.74%
Ratio of average interest-earning assets to interest-bearing liabilities			122.1%			119.4%

(1)	Includes nonaccrual loans. For further information on nonaccrual loans, see Note 4 - Loans Held-for-Investment.

(2)	Includes noninterest-bearing custodial deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30,
	2018 Versus 2017 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$8	$(1)	$7
Loans held-for-investment
Residential first mortgage	2	3	5
Home equity	—	3	3
Other	1	1	2
Total consumer loans	3	7	10
Commercial real estate	5	5	10
Commercial and industrial	2	3	5
Warehouse lending	1	8	9
Total commercial loans	8	16	24
Total loans held-for-investment	11	23	34
Investment securities	1	—	1
Interest-earning deposits and other	1	—	1
Total interest-earning assets	$21	$22	$43
Interest-Bearing Liabilities
Interest-bearing deposits	$11	$3	$14
Short-term Federal Home Loan Bank advances and other	8	(1)	7
Long-term Federal Home Loan Bank advances	1	—	1
Total interest-bearing liabilities	20	2	22
Change in net interest income	$1	$20	$21

	Nine Months Ended September 30,
	2018 Versus 2017 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$15	$8	$23
Loans held-for-investment
Residential first mortgage	4	10	14
Home equity	1	8	9
Other	—	2	2
Total consumer loans	5	20	25
Commercial real estate	15	17	32
Commercial and industrial	6	12	18
Warehouse lending	4	17	21
Total commercial loans	25	46	71
Total loans held-for-investment	30	66	96
Loans with government guarantees	(1)	(1)	(2)
Investment securities	5	—	5
Interest-earning deposits and other	1	—	1
Total interest-earning assets	$50	$73	$123
Interest-Bearing Liabilities
Interest-bearing deposits	$22	$6	$28
Short-term Federal Home Loan Bank advances and other	22	5	27
Long-term Federal Home Loan Bank advances	3	1	4
Other long-term debt	2	—	2
Total interest-bearing liabilities	49	12	61
Change in net interest income	$1	$61	$62

Comparison to Prior Year Quarter

Net interest income increased $21 million, or 20 percent, for the three months ended September 30, 2018, compared to the same period in 2017. This increase was primarily driven by growth in average interest-earning assets, led by continued growth in the commercial loan portfolio.

Net interest margin for the three months ended September 30, 2018 was 2.93 percent, as compared to 2.78 percent for the three months ended September 30, 2017. The increase in net interest margin was primarily due to growth in our commercial loan portfolio, partially offset by higher average rates on deposits. Loans held-for-investment, driven by higher yielding commercial loans, saw a 54 basis point increase in average rates. This change in rates represents a loan beta of 54 percent, which is the change in the annualized yield of our LHFI portfolio, compared to the change in the Federal Reserve discount rate. Our deposit costs increased 36 basis points, representing a deposit beta of only 36 percent, primarily driven by holding a higher percentage of certificates of deposits, offset by lower cost deposits acquired from the DCB branch acquisition. The higher loan beta when compared to our deposit beta indicates that the yield on our LHFI portfolio is more responsive to changes in market rates than our deposit costs, driving a higher interest rate spread. In addition, average deposit growth of $2.3 billion allowed us to reduce higher cost FHLB borrowings, further benefiting margin expansion.

Average interest-earning assets increased $2.0 billion for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to an increase in both commercial and consumer LHFI average balances. The commercial loan portfolio increased $1.3 billion from broad based growth in warehouse, commercial real estate and C&I loans driven by organic growth and the acquisition of the Santander warehouse business from the first quarter of 2018. Additionally, we experienced growth of $744 million in our consumer loan portfolio as we continued to portfolio mortgage loan production and grow our indirect lending business.

Average interest-bearing liabilities increased $1.0 billion for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. This increase was primarily due to the DCB branch acquisition as well as organic growth in retail certificates of deposit partially offset by a decline in retail savings deposits. Additionally, we experienced an increase in wholesale deposits to bridge funding needs to December when these funds will be replaced with lower cost, more stable branch deposits from the Wells Fargo acquisition. As a result of deposit growth, average short term FHLB borrowings were reduced $344 million.

Comparison to Prior Year to Date

Net interest income increased $62 million, or 22 percent, for the nine months ended September 30, 2018, compared to the same period in 2017. This increase was primarily driven by growth in average interest-earnings assets, led by continued growth in the commercial loan portfolio.

Our net interest margin for the nine months ended September 30, 2018 was 2.85 percent, as compared to 2.74 percent for the nine months ended September 30, 2017. Margin expansion was primarily a driven by a 53 basis point increase in yields on our LHFI portfolios, which outweighed a 27 basis point increase in average costs of deposits. The increase in deposit costs was driven by a shift in mix to longer duration certificates of deposits, partially offset by the low cost deposits acquired from the DCB branch acquisition.

Average interest-earning assets increased $2.3 billion for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to broad based growth in the commercial loan portfolio of $1.4 billion, partially driven by the Santander warehouse business acquisition, and increases in residential mortgage loans and HELOCs of $669 million.

Average interest-bearing liabilities increased $1.7 billion for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Interest-bearing deposits increased $911 million, primarily driven by the DCB branch acquisition along with higher retail and wholesale deposits. Additionally, to fund balance sheet growth, average short term FHLB advances increased $685 million.

Provision for Loan Losses

The provision for loan losses was a benefit of $2 million and $3 million for the three and nine months ended September 30, 2018, respectively, compared to a provision of $2 million and $4 million for the three and nine months ended September 30, 2017, respectively. The improvement in the provision reflects our continued strong credit quality with continued low levels of charge-offs, offset by growth of the portfolio in areas we believe to pose lower levels of credit risk.

For further information on the provision for loan losses see MD&A - Credit Quality.

Noninterest Income

The following tables provide information on our noninterest income along with other mortgage metrics:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in millions)
Net gain on loan sales	$43	$75	$(32)	$166	$189	$(23)
Loan fees and charges	23	23	—	67	58	9
Deposit fees and charges	5	5	—	15	14	1
Loan administration income	5	5	—	15	16	(1)
Net return on mortgage servicing rights	13	6	7	26	26	—
Other noninterest income	18	16	2	52	43	9
Total noninterest income	$107	$130	$(23)	$341	$346	$(5)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)	$8,290	$8,898	$(608)	$25,024	$23,896	$1,128
Net margin on mortgage rate lock commitments (fallout-adjusted) (1)(2)	0.51%	0.84%	(0.33)%	0.66%	0.79%	(0.13)%
Mortgage loans sold and securitized	8,423	8,924	(501)	24,930	22,397	2,533

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.

(2)	Gain on loan sale volume is based on net gain on loan sales to fallout-adjusted mortgage rate lock commitments.

Comparison to Prior Year Quarter

Total noninterest income decreased $23 million during the three months ended September 30, 2018, compared to the same period in 2017.

Net gain on loan sales decreased $32 million during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to a 33 basis point decrease in net gain on loan sale margin and $608 million decrease in fallout-adjusted rate lock volume. The mortgage market has seen a decrease in production and continued over capacity during the third quarter of 2018 compared to the same quarter a year ago. The decrease in gain on sale margin was primarily due to secondary margin compression and a shift in the channel mix toward lower margin, but lower cost delegated correspondent channel.

Net return on MSRs, including the impact of hedges, increased $7 million during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase was primarily due to higher net return from the MSR asset resulting from lower prepayments and stronger valuations, along with a higher average MSR balance.

Other noninterest income increased $2 million during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase was primarily due to higher FHLB stock dividend income attributable to an increase in FHLB stock holdings and higher rental income driven by growth within the equipment finance operating lease portfolio.

Comparison to Prior Year to Date

Total noninterest income decreased $5 million during the nine months ended September 30, 2018, compared to the same period in 2017.

Net gain on loan sales decreased $23 million during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to a 13 basis point decrease in net gain on loan sale margin driven by secondary margin compression and a mix shift toward the lower margin, but lower cost delegated correspondent channel, partially offset by securitizations. Margin compression was partially offset by a 5 percent increase in fallout-adjusted rate locks, boosted by our 2017 mortgage acquisitions.

Loan fees and charges increased $9 million during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to an increase in mortgage loan closings, boosted by our 2017 mortgage acquisitions, and shift in the channel mix from third party originations to retail channels.

Other noninterest income increased $9 million during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase was primarily due to higher FHLB stock dividend income attributable to an increase in FHLB stock holdings and a supplemental dividend from the FHLB received in the first quarter of 2018, higher rental income driven by growth within the equipment finance operating lease portfolio, and higher investment and insurance income.

Noninterest Expense

The following table sets forth the components of our noninterest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in millions)
Compensation and benefits	$76	$76	$—	$236	$219	$17
Occupancy and equipment	31	28	3	91	75	16
Commissions	21	23	(2)	64	49	15
Federal insurance premiums	6	5	1	18	12	6
Loan processing expense	14	15	(1)	43	41	2
Legal and professional expense	7	7	—	19	22	(3)
Other noninterest expense	18	17	1	52	47	5
Total noninterest expense	$173	$171	$2	$523	$465	$58
Efficiency ratio	74.6%	73.5%	1.1%	76.2%	73.9%	2.3%
Average number of FTE	3,570	3,500	70	3,617	3,233	384

Comparison to Prior Year Quarter

Noninterest expense increased $2 million during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

Occupancy and equipment increased $3 million during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase was primarily due to a higher average depreciable asset base resulting from technology upgrades and software.

Commissions decreased $2 million and loan processing expense decreased $1 million, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to a decrease in loan originations.

Comparison to Prior Year to Date

Noninterest expense increased $58 million during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

Compensation and benefits increased $17 million during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to 12 percent higher average FTE, driven by acquisitions and growth in our overall business, partially offset by cost reduction initiatives and lower incentive compensation.

Occupancy and equipment increased $16 million during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase was primarily due to a higher average depreciable asset base and an increase in vendor services supporting business growth.

Commissions increased $15 million during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase is primarily due to the acquisition of Opes in May of 2017, which has increased our retail mortgage originations versus our predominately third party origination model, and $1.4 billion higher loan originations in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

FDIC insurance premiums increased $6 million during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to growth in our total assets.

Other noninterest expense increased $5 million during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to advertising expense to raise brand awareness.

Provision for Income Taxes

Our provision for income taxes for the three and nine months ended September 30, 2018 was $12 million and $33 million, respectively, compared to a provision of $20 million and $52 million for the three and nine months ended September 30, 2017, respectively. These decreases are primarily due to the reduction in the statutory corporate tax rate from 35 percent to 21 percent as a result of the Tax Cuts and Jobs Act.

Our effective tax provision rate for the three and nine months ended September 30, 2018 was 20.0 percent and 20.1 percent, respectively, compared to 32.4 percent and 32.3 percent for the three and nine months ended September 30, 2017, respectively. Our effective tax provision rate differs from the combined federal and state statutory tax rate primarily due to non-taxable bank owned life insurance and other tax-exempt earnings, partially offset by nondeductible expenses.

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

Community Banking

Our Community Banking segment services commercial, governmental and consumer customers in our banking footprint which spans throughout Michigan and contiguous states as well as the high desert region of California. We also serve home builders, correspondents, and commercial customers on a national basis. The Community Banking segment originates loans, and provides deposit and fee based services to consumer, business, and mortgage lending customers.

Our commercial customers are from a diversified range of industries including financial, insurance, service, manufacturing, and distribution. We offer financial products to these customers for use in their normal business operations and financing of working capital needs, capital investments, and equipment purchases and leases. Additionally, our commercial real estate business supports income producing real estate and home builders. The Community Bank also offers warehouse lines of credit to other mortgage lenders.

Our Community Banking segment has seen continued growth, both organically and through strategic acquisitions, and our transformation into a commercial bank continues to be a key component in our overall business model. Our commercial loan portfolio has grown 25 percent in the last twelve months, to $5.0 billion, at September 30, 2018, boosted by the Santander warehouse business acquisition. Additionally, the DCB branch acquisition expanded our banking footprint and drove an increase in deposits in the Community Banking segment. Average deposits, for the nine month ended September 30, 2018, have increased to $8.6 billion, compared to $7.4 billion, for the same period in 2017.

In the second quarter 2018, we signed a definitive agreement to acquire 52 Wells Fargo branches in Indiana, Michigan, Wisconsin and Ohio. These branches will provide us with over $2 billion of high-quality, low-cost deposits, allowing for balance sheet growth and further expansion of our banking footprint. We estimate post-closing deposit run-off of approximately 17 percent and anticipate fourth quarter 2018 integration costs to be approximately $10 million. The acquisition is expected to be moderately accretive to 2019 earnings per share with a payback period of less than five years. We expect to close this transaction at the beginning of December 2018.

	Three Months Ended September 30,			Nine Months Ended September 30,
Community Banking	2018	2017	Change	2018	2017	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$81	$63	$18	$231	$171	$60
Provision benefit for loan losses	(1)	(1)	—	(2)	(3)	1
Net interest income after (provision) benefit for loan losses	80	62	18	229	168	61
Net gain (loss) on loan sales	(3)	(4)	1	(10)	(7)	(3)
Other noninterest income	10	8	2	27	22	5
Total noninterest income	7	4	3	17	15	2
Compensation and benefits	(17)	(15)	(2)	(51)	(46)	(5)
Other noninterest expense and directly allocated overhead	(27)	(25)	(2)	(81)	(67)	(14)
Total noninterest expense	(44)	(40)	(4)	(132)	(113)	(19)
Income before indirect overhead allocations and income taxes	43	26	17	114	70	44
Overhead allocations	(9)	(10)	1	(29)	(30)	1
Provision for income taxes	7	6	1	18	14	4
Net income	$27	$10	$17	$67	$26	$41
Key Metrics
Efficiency Ratio	51.2%	59.7%	(8.5)%	53.5%	60.8%	(7.3)%
Return on average assets	1.2%	0.6%	0.6%	1.1%	0.6%	0.5%
Average number of FTE employees	846	725	121	811	705	106

Comparison to Prior Year Quarter

The Community Banking segment reported net income of $27 million for the three months ended September 30, 2018, compared to $10 million for the three months ended September 30, 2017. The $17 million increase in net income was primarily due to an $18 million increase in net interest income driven by higher average commercial loans. Average commercial loans increased $1.3 billion for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due to organic growth and our 2018 acquisitions of Desert Community Bank branches and the Santander warehouse business. This increase was partially offset by a $4 million increase in noninterest expense primarily due to higher compensation and benefits driven by an increase in FTE to support growth initiatives and an increase in FDIC premiums primarily due to higher total assets.

Comparison to Prior Year to Date

The Community Banking segment reported net income of $67 million for the nine months ended September 30, 2018, compared to $26 million for the nine months ended September 30, 2017. The $41 million increase in net income was primarily due to a $60 million increase in net interest income driven by average commercial loan growth of $1.4 billion for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This average commercial loan growth was due to organic growth and our 2018 acquisitions of Desert Community Bank branches and the Santander warehouse business. The increase in net interest income was partially offset by a $19 million increase in noninterest expense driven by growth initiatives, which include higher compensation and benefits, commissions, occupancy and equipment expense, along with an increase in community reinvestment programs and FDIC premiums primarily due to higher total assets.

Mortgage Originations

We are a leading national originator of residential first mortgages. Our Mortgage Origination segment originates and acquires one-to-four family residential mortgage loans primarily to sell or in some instances to hold in our LHFI portfolio in the Community Banking segment. We utilize diversified channels to originate or acquire mortgage loans including more than 1,100 correspondent partners, more than 800 broker relationships and we operate 81 retail lending locations.

	Three Months Ended September 30,			Nine Months Ended September 30,
Mortgage Originations	2018	2017	Change	2018	2017	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$36	$34	$2	$100	$96	$4
Provision for loan losses	—	(1)	1	(1)	(3)	2
Net interest income after provision benefit for loan losses	36	33	3	99	93	6
Net gain on loan sales	46	79	(33)	176	196	(20)
Other noninterest income	30	27	3	76	77	(1)
Total noninterest income	76	106	(30)	252	273	(21)
Compensation and benefits	(26)	(28)	2	(83)	(72)	(11)
Other noninterest expense and directly allocated overhead	(41)	(49)	8	(129)	(114)	(15)
Total noninterest expense	(67)	(77)	10	(212)	(186)	(26)
Income before indirect overhead allocations and income taxes	45	62	(17)	139	180	(41)
Overhead allocation	(16)	(15)	(1)	(51)	(46)	(5)
Provision for income taxes	6	16	(10)	18	47	(29)
Net income	$23	$31	$(8)	$70	$87	$(17)
Key Metrics
Efficiency Ratio	59.1%	55.0%	4.1%	60.1%	50.4%	9.7%
Return on average assets	1.6%	2.2%	(0.6)%	1.7%	2.2%	(0.5)%
Mortgage rate lock commitments (fallout-adjusted) (1)	$8,290	$8,898	$(608)	$25,024	$23,896	$1,128
Average number of FTE employees	1,464	1,618	(154)	1,575	1,381	194

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.

Comparison to Prior Year Quarter

The Mortgage Originations segment reported net income of $23 million for the three months ended September 30, 2018, compared to $31 million for the three months ended September 30, 2017. The decrease in net income, was primarily due to a $33 million lower net gain on loan sales driven by a 33 basis point decrease in net gain on loan sale margin and $608 million lower fallout adjusted locks. Secondary margin compression and a mix shift toward lower margin, but lower cost delegated correspondent channel, drove margin compression. The decrease in net interest income was partially offset by a $10 million decrease in noninterest expense due to lower volume related expenses and a decrease in compensation and benefits resulting from lower headcount, in addition to a $7 million increase in net return on MSRs primarily driven by lower prepayments and stronger valuations, along with a higher average UPB MSR balance.

Comparison to Prior Year to Date

The Mortgage Originations segment reported net income of $70 million for the nine months ended September 30, 2018, compared to $87 million for the nine months ended September 30, 2017. The decrease was primarily due to $20 million decrease in net gain on loan sales driven by a 13 basis point decrease in net gain on loan sale margins, partially offset by $1.1 billion higher fallout adjusted locks driven by 2017 acquisitions. The increase in mortgage volumes drove a $13 million increase in commission expense and a partially offsetting $2 million favorable impact on loan fees and charges. Additionally, an increase in headcount, primarily driven by acquisitions, resulted in $11 million higher compensation and benefits.

Mortgage Servicing

The Mortgage Servicing segment services loans, in which we hold the MSR asset, and subservices mortgage loans for others through a scalable servicing platform on a fee for service basis. We may also collect ancillary fees and earn income through the use of noninterest bearing escrows. The loans we service generate custodial deposits which provide a stable funding source. Revenue for those serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the delinquency status of the underlying loans. The Mortgage Servicing segment also services residential mortgages for our LHFI portfolio in the Community Banking segment and our own MSR portfolio in the Mortgage Originations segment for which it earns intersegment revenue.

	Three Months Ended September 30,			Nine Months Ended September 30,
Mortgage Servicing	2018	2017	Change	2018	2017	Change
	(Dollars in millions)
Summary of Operations
Net interest income (1)	$2	$4	$(2)	$5	$9	$(4)
Provision for loan losses	—	—	—	—	—	—
Net interest income after provision for loan losses	2	4	(2)	5	9	(4)
Total noninterest income	24	14	10	65	47	18
Compensation and benefits	(4)	(4)	—	(13)	(12)	(1)
Other noninterest expense and directly allocated overhead	(18)	(13)	(5)	(49)	(45)	(4)
Total noninterest expense	(22)	(17)	(5)	(62)	(57)	(5)
Income (loss) before indirect overhead allocations and income taxes	4	1	3	8	(1)	9
Overhead allocations	(5)	(6)	1	(15)	(17)	2
Provision (benefit) for income taxes	—	(1)	1	(2)	(6)	4
Net income (loss)	$(1)	$(4)	$3	$(5)	$(12)	$7
Key Metrics
Efficiency Ratio	86.9%	94.4%	(7.5)%	88.6%	101.8%	(13.2)%
Return on average assets	(14.5)%	(53.3)%	38.8%	(24.5)%	(44.4)%	19.9%
Average number of residential loans serviced	591,769	401,792	189,977	515,292	397,558	117,734
Average number of FTE employees	238	197	41	221	197	24

(1)	Includes intersegment interest earned, net of interest paid on custodial deposits.

The following table presents residential loans serviced and the number of accounts associated with those loans.

	September 30, 2018		December 31, 2017
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Residential loan servicing
Subserviced for others (2)	$106,297	494,950	$65,864	309,814
Serviced for others	21,835	88,410	25,073	103,137
Serviced for own loan portfolio (3)	8,033	35,185	7,013	29,493
Total residential loans serviced	$136,165	618,545	$97,950	442,444

(1)	UPB, net of write downs, does not include premiums or discounts.

(2)	Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs. Includes repossessed assets.

(3)	Includes LHFI (residential first mortgage and home equity), LHFS (residential first mortgage), loans with government guarantees (residential first mortgage), and repossessed assets.

Comparison to Prior Year Quarter

The Mortgage Servicing segment reported net loss of $1 million for the three months ended September 30, 2018, compared to a net loss of $4 million for the three months ended September 30, 2017. The increase in net income was primarily due to an increase in loans serviced which drove higher volume related income, including a $6 million increase in loan administration income and a $3 million increase in ancillary fees, partially offset by higher volume related noninterest expense.

Comparison to Prior Year to Date

The Mortgage Servicing segment reported a net loss of $5 million for the nine months ended September 30, 2018, compared to a net loss of $12 million for the nine months ended September 30, 2017. The increase in net income was primarily due to an increase in the number of loans serviced which drove higher volume related income, including a $10 million increase in loan administration income and an $8 million increase in ancillary fees. This increase was partially offset by higher volume related costs driving an increase in noninterest expense.

Other

The Other segment includes the treasury functions, which include, the impact of interest rate risk management, balance sheet funding activities and the administration of the investment securities portfolios, as well as other expenses of a corporate nature, including corporate staff, risk management, and legal expenses. In addition, the Other segment includes revenue and expenses not directly assigned or allocated to the Community Banking, Mortgage Originations or Mortgage Servicing segments.

	Three Months Ended September 30,			Nine Months Ended September 30,
Other	2018	2017	Change	2018	2017	Change
	(Dollars in millions)
Summary of Operations
Net interest income (1)	$5	$2	$3	$9	$7	$2
(Provision) benefit for loan losses	3	—	3	6	2	4
Net interest income after (provision) benefit for loan losses	8	2	6	15	9	6
Net gain (loss) on loan sales	—	—	—	—	—	—
Other noninterest income (1)	—	6	(6)	7	11	(4)
Total noninterest income	—	6	(6)	7	11	(4)
Compensation and benefits	(29)	(29)	—	(89)	(89)	—
Other noninterest expense and directly allocated overhead (1)	(11)	(8)	(3)	(28)	(20)	(8)
Total noninterest expense	(40)	(37)	(3)	(117)	(109)	(8)
Income (loss) before indirect overhead allocations and income taxes	(32)	(29)	(3)	(95)	(89)	(6)
Overhead allocations	30	31	(1)	95	93	2
Provision (benefit) for income taxes	(1)	(1)	—	(1)	(3)	2
Net income (loss)	$(1)	$3	$(4)	$1	$7	$(6)
Key Metrics
Average number of FTE employees	1,022	960	62	1,010	950	60

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

Comparison to Prior Year Quarter

The Other segment reported net loss of $1 million, for the three months ended September 30, 2018, compared to net income of $3 million for the three months ended September 30, 2017. This decrease was primarily due to a $3 million increase in noninterest expense to support growth. Higher custodial deposit expense, included in an inter-segment reclassification adjustment, resulted in an increase in net interest income and decrease in noninterest income. Additionally, the benefit for loan losses was $3 million for the three months ended September 30, 2018, compared to zero for the same period in 2017.

Comparison to Prior Year to Date

The Other segment reported net income of $1 million for the nine months ended September 30, 2018, compared to net income of $7 million for the nine months ended September 30, 2017. This decrease was primarily due to an $8 million increase in noninterest expense to support growth. The $4 million decrease in noninterest income primarily resulted from higher custodial deposit expense, partially offset by an increase in dividend income on FHLB stock and a FHLB stock supplemental dividend which we received in the first quarter 2018. Additionally, the benefit for loan losses increased $4 million in the nine months ended September 30, 2018, compared to the same period in 2017.

RISK MANAGEMENT

Certain risks are inherent in our business and include, but are not limited to, credit, regulatory compliance, legal, reputation, liquidity, market, operational, and strategic. We continuously invest in our risk management activities which are focused on ensuring we properly identify, measure and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. We hold capital to protect from unexpected loss arising from these risks.

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

We maintain credit limits, in compliance with regulatory requirements. Under the Home Owners Loan Act ("HOLA"), the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 and Tier 2 capital plus any portion of the allowance for loan losses not included in the Tier 2 capital. This limit was $263 million as of September 30, 2018.

We maintain a more conservative maximum internal Bank limit than required by HOLA, of $100 million (commitment level) to any one borrower/obligor relationship, with the exception of warehouse borrower/obligor relationships, which have a higher internal Bank limit of $125 million as all advances are fully collateralized by residential mortgage loans. We have a tracking and reporting process to monitor lending concentration levels and all credit exposures to a single borrower that exceed $50 million must be approved by the Board of Directors.

Loans held-for-investment

The following table summarizes loans held-for-investment by category:

	September 30, 2018	December 31, 2017	Change
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,085	$2,754	$331
Home equity (1)	704	664	40
Other	150	25	125
Total consumer loans	3,939	3,443	496
Commercial loans
Commercial real estate	2,160	1,932	228
Commercial and industrial	1,317	1,196	121
Warehouse lending	1,550	1,142	408
Total commercial loans	5,027	4,270	757
Total loans held-for-investment	$8,966	$7,713	$1,253

(1)	Includes second mortgages and HELOC/HELOAN loans.

Loans held-for-investment increased $1.3 billion from December 31, 2017 to September 30, 2018. This increase was due to growth in our Community Banking segment, combined with the acquisitions of Santander Bank’s warehouse lending business and Desert Community Bank branches which occurred during the first quarter of 2018.

As we continue to strengthen our Community Banking segment by growing interest earning assets, our commercial loan portfolio has grown $757 million, or 18 percent, from December 31, 2017 to September 30, 2018, led by a $408 million increase in our warehouse loans, primarily due to our Santander warehouse business acquisition. In addition, our consumer loan portfolio has increased $496 million, or 14 percent, from December 31, 2017 to September 30, 2018, led by a $331 million and $125 million increase in residential first mortgage loans and other consumer loans, respectively.

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

The following table presents our total residential first mortgage LHFI by major category:

	September 30, 2018	December 31, 2017
	(Dollars in millions)
Estimated LTVs (1)
Less than 80% and refreshed FICO scores (2):
Equal to or greater than 660	$2,538	$2,441
Less than 660	75	73
80% and greater and refreshed FICO scores (2):
Equal to or greater than 660	397	168
Less than 660	31	12
U.S. government guaranteed	44	60
Total	$3,085	$2,754
Geographic region
California	$1,286	$1,127
Michigan	312	275
Washington	207	169
Texas	200	182
Florida	198	201
Illinois	103	101
New York	77	62
Arizona	75	76
Colorado	73	69
Maryland	59	65
Others	495	427
Total	$3,085	$2,754

(1)	LTVs reflect UPB at the date reported, as a percentage of property values as appraised at loan origination.

(2)	FICO scores are updated at least on a quarterly basis or more frequently, if available.

The following table presents our total residential first mortgage LHFI as of September 30, 2018, by year of origination:

	2018	2017	2016	2015	2014 and Prior	Total
	(Dollars in millions)
Residential first mortgage loans	$639	$790	$592	$676	$388	$3,085
Percent of total	20.7%	25.6%	19.2%	21.9%	12.6%	100.0%
Home equity. Our home equity portfolio includes first and second lien positions for HELOANs and HELOCs. These loans require full documentation and are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANS is capped at 43 percent and for HELOCs is capped at 45 percent. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 660. Second mortgage loans/HELOANS are fixed rate loans and are available with terms up to 20 years. HELOC loans are variable-rate loans that contain a 10-year draw period followed by a 20-year amortizing period. At September 30, 2018, we had $146 million first lien HELOCs and HELOANs included in residential first mortgage loans and $693 million second lien HELOCs and HELOANs included in home equity.

Commercial real estate loans. The commercial real estate portfolio contains loans collateralized by diversified property types which are primarily income producing in the normal course of business. The majority of our retail exposure is to high-quality, single tenant locations, including many drug stores, with limited exposure to big box retail centers. This portfolio also includes owner occupied real estate loans and secured home builder loans. Generally, the maximum LTV is 80 percent, or 85 percent for owner-occupied real estate, and debt service coverage of 1.20 to 1.35 times. At September 30, 2018, our average LTV and average debt service coverage for our CRE portfolio was 54 percent and 2.00 times, respectively. Our CRE loans earn interest at a variable rate.

Our national home builder finance program has helped grow our balance sheet, increase commercial deposits and generate incremental revenue through our retail purchase mortgage channel. Through this program, we finance and have active relationships with homebuilders nationwide. At September 30, 2018, loans committed to home builders totaled $1.2 billion, of which $741 million UPB was drawn or used. Of that, $141 million UPB is unsecured which is included in our C&I portfolio and $600 million UPB is collateralized and included in either the single family residence or land-residential categories of our CRE portfolio.

The following table presents our total CRE LHFI by collateral location and collateral type:

	Michigan	Texas	Colorado	Florida	California	Other	Total	% by collateral type
	(Dollars in millions)
September 30, 2018
Single family residence (1)	$20	$91	$127	$97	$44	$76	$455	21.1%
Owner occupied	239	4	—	6	27	56	332	15.4%
Retail (2)	185	2	6	1	7	120	321	14.9%
Multi family	102	35	17	32	7	92	285	13.2%
Office	177	—	—	3	16	20	216	10.0%
Land - Residential (3)	5	43	36	25	31	39	179	8.3%
Hotel/motel	105	17	—	—	3	31	156	7.2%
Senior Living facility	13	—	—	—	—	64	77	3.6%
Industrial	41	—	—	—	—	33	74	3.4%
All other (4)	26	3	1	11	2	22	65	2.9%
Total	$913	$195	$187	$175	$137	$553	$2,160	100.0%
Percent by state	42.3%	9.0%	8.7%	8.1%	6.3%	25.6%	100.0%

(1)	Includes home builder loans secured by SFR 1-4 properties whether under construction or completed.

(2)	Includes multipurpose retail space, neighborhood centers, strip centers and single-use retail space.

(3)	Includes development and unimproved vacant land and home builder loans secured by land.

(4)	All other primarily includes: parking garage, non-profit, mini-storage facilities, data centers, movie theater, etc.

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

The following table presents our total C&I LHFI by borrower's geographic location and industry type:

	Michigan	Texas	California	Connecticut	Virginia	Other	Total	% by industry
	(Dollars in millions)
September 30, 2018
Services	$119	$17	$46	$44	$—	$74	$300	22.8%
Financial & Insurance	15	—	—	6	72	185	278	21.1%
Manufacturing	82	13	4	—	—	116	215	16.3%
Homebuilder	—	75	20	—	—	46	141	10.7%
Distribution	87	—	19	—	—	—	106	8.0%
Healthcare	2	10	9	—	—	79	100	7.6%
Government & Education	28	—	4	24	—	24	80	6.1%
Rental & Leasing	49	—	—	—	—	30	79	6.0%
Servicing Advances	—	—	—	—	—	9	9	0.7%
Commodities	4	—	—	—	—	5	9	0.7%
Total	$386	$115	$102	$74	$72	$568	$1,317	100.0%
Percent by state	29.3%	8.7%	7.7%	5.5%	5.5%	43.1%	100.0%

Warehouse lending. We offer warehouse lines of credit to other mortgage lenders which allow the lender to fund the closing of residential mortgage loans. Each extension, advance, or draw-down on the line is fully collateralized by residential mortgage loans and is paid off when the lender sells the loan to an outside investor or, in some instances, to the Bank.

The following table presents our warehouse advance amount of loans sold to the Bank:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
UPB of warehouse loans sold to the bank	$2,269	$2,927	$6,938	$8,039
Loans sold to the bank as a percentage of advances	24%	36%	27%	39%

Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. We have a national platform with relationship managers across the country. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at September 30, 2018 was $4.0 billion, of which $1.6 billion was outstanding, compared to $2.8 billion at December 31, 2017, of which $1.1 billion was outstanding. This increase is primarily due to our acquisition of the warehouse business from Santander Bank.

Credit Quality

Trends in certain credit quality characteristics remain very strong and are a result of our focus on effectively managing credit risk. The credit quality of our loan portfolios is demonstrated by low delinquency levels, minimal charge-offs and low levels of nonperforming loans.

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

Nonperforming assets

The following table sets forth our nonperforming assets:

	September 30, 2018	December 31, 2017
	(Dollars in millions)
LHFI
Consumer loans
Residential first mortgage	$11	$12
Home equity	1	1
Total nonperforming LHFI	12	13
TDRs
Consumer loans
Residential first mortgage	9	12
Home equity	4	4
Total nonperforming TDRs	13	16
Total nonperforming LHFI and TDRs (1)	25	29
Real estate and other nonperforming assets, net	7	8
LHFS	10	9
Total nonperforming assets	$42	$46
Nonperforming assets to total assets (2)	0.17%	0.22%
Nonperforming LHFI and TDRs to LHFI	0.28%	0.38%
Nonperforming assets to LHFI and repossessed assets (2)	0.35%	0.48%

(1)	Includes less than 90 day past due performing loans placed on nonaccrual. Interest is not being accrued on these loans.

(2)	Ratio excludes LHFS.

At September 30, 2018, we had $42 million of nonperforming assets compared to $46 million of nonperforming assets at December 31, 2017. The consistent, low levels of nonperforming loans reflect our focus on growing our loan portfolios with strong credit quality loans.

The following table sets forth activity related to our nonperforming LHFI and TDRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Beginning balance	$27	$30	$29	$40
Additions	1	6	9	19
Reductions
Principal payments and loan sales (1)	(1)	(1)	(5)	(23)
Charge-offs	—	(1)	(1)	(2)
Returned to performing status	(1)	(1)	(4)	(1)
Transfers to REO	(1)	(2)	(3)	(2)
Total nonperforming LHFI and TDRs (2)	$25	$31	$25	$31

(1)	Carrying value of loans as of sale date.

(2)	Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans

During the nine months ended September 30, 2018, we did not sell any nonperforming loans. In an effort to improve the credit quality of our portfolio, during the nine months ended September 30, 2017, we sold $25 million UPB, of nonperforming consumer loans, of which $11 million UPB, was nonperforming TDRs.

Delinquencies

The following table sets forth our 30-89 days past due performing LHFI:

	September 30, 2018	December 31, 2017
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$2	$4
Home equity	1	1
Total performing loans past due 30-89 days	$3	$5

As a result of our continued focus on growing our loan portfolio with high quality loans, early stage delinquencies remained low as loans 30 to 89 days past due were $3 million at September 30, 2018 and $5 million at December 31, 2017.

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

The following table sets forth a summary of TDRs by performing status:

	September 30, 2018	December 31, 2017
	(Dollars in millions)
Performing TDRs
Residential first mortgage	$22	$19
Home equity	21	24
Total performing TDRs	43	43
Nonperforming TDRs
Nonperforming TDRs	4	5
Nonperforming TDRs at inception but performing for less than six months	9	11
Total nonperforming TDRs	13	16
Total TDRs (1)	$56	$59

(1)	The ALLL on TDR loans totaled $11 million and $13 million at September 30, 2018 and December 31, 2017.

At September 30, 2018 our total TDR loans decreased $3 million as compared to December 31, 2017 primarily due to pay-downs. Of our total TDR loans, 76.9 percent were in performing status at September 30, 2018, as compared to 73.7 percent at December 31, 2017.

For further information, see Note 4 - Loans Held-for-Investment.

Allowance for Loan Losses

The ALLL represents management's estimate of probable losses that are inherent in our LHFI portfolio but which have not yet been realized. For further information, see Note 4 - Loans Held-for-Investment.

The ALLL was $134 million at September 30, 2018, as compared to $140 million at December 31, 2017. The decrease was primarily driven by continued strong credit quality, including sustained lower levels of net charge-offs and delinquencies, offset by growth in the LHFI portfolio.

The ALLL as a percentage of LHFI decreased to 1.5 percent as of September 30, 2018 from 1.8 percent as of December 31, 2017, primarily attributable to growth of $1.3 billion UPB consisting of both consumer and commercial loans, in addition to sustained levels of low charge-offs and delinquencies, and growth of the portfolio in areas we believe to pose lower levels of credit risk. At September 30, 2018, we had a 1.6 percent allowance coverage of our consumer loan portfolio and a 1.4 percent allowance coverage of our commercial loan portfolio.

The following table sets forth certain information regarding the allocation of our ALLL to each loan category:

	September 30, 2018
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Allowance as a Percent of Loan Portfolio
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,077	34.4%	$40	0.5%
Home Equity	701	7.8%	20	0.2%
Other	150	1.7%	2	—%
Total consumer loans	3,928	43.9%	62	0.7%
Commercial loans
Commercial real estate	2,160	24.1%	46	0.5%
Commercial and industrial	1,317	14.7%	20	0.2%
Warehouse lending	1,550	17.3%	6	0.1%
Total commercial loans	5,027	56.1%	72	0.8%
Total consumer and commercial loans (1)	$8,955	100.0%	$134	1.5%

(1)	Excludes loans carried under the fair value option.

The following table presents changes in ALLL:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Beginning balance	$137	$140	$140	$142
Provision (benefit) for loan losses	(2)	2	(3)	4
Charge-offs
Consumer loans
Residential first mortgage	(2)	(1)	(3)	(6)
Home equity	—	(2)	(2)	(3)
Other consumer	—	—	(1)	(1)
Total charge offs	(2)	(3)	(6)	(10)
Recoveries
Consumer loans
Residential first mortgage	1	—	1	1
Home equity	—	1	2	2
Other consumer	—	—	—	1
Total recoveries	1	1	3	4
Charge-offs, net of recoveries	(1)	(2)	(3)	(6)
Ending balance	$134	$140	$134	$140
Net charge-off to LHFI ratio (annualized) (1)	0.05%	0.08%	0.05%	0.12%

(1)	Excludes loans carried at fair value.

Net charge-offs for the three and nine months ended September 30, 2018 were $1 million and $3 million, respectively, compared to $2 million and $6 million for the three and nine months ended September 30, 2017, respectively. Net charge-offs as a percentage of average LHFI were 0.05 percent for both the three and nine months ended September 30, 2018, compared to 0.08 percent and 0.12 percent, for the three and nine months ended September 30, 2017, respectively.

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

Net interest income sensitivity

Management uses a simulation model to analyze the sensitivity of net interest income to changes in interest rates across various interest rate scenarios which demonstrates the level of interest rate risk inherent in the existing balance sheet. The analysis holds the current balance sheet values constant and does not take into account management intervention. In addition, we assume certain correlation rates, often referred to as a “deposit beta,” for interest-bearing deposits, wherein the rates paid to customers change relative to changes in benchmark interest rates. The effect on net interest income over a 12 month time horizon due to hypothetical changes in market interest rates is presented in the table below. In this interest rate shock simulation, as of the periods presented, interest rates have been adjusted by instantaneous parallel changes rather than in a ramp simulation which applies interest rate changes over time. All rates, short-term and long-term, are changed by the same amount (plus or minus 200 basis points) resulting in the shape of the yield curve remaining unchanged. For the scenarios simulated, our established internal policy limit on the change in net interest income, is 15 percent. At September 30, 2018 and December 31, 2017, the results of the simulation were within the internal policy limit.

September 30, 2018
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$533	$26	5.0%
Constant	507	—	—%
(200)	486	(21)	(4.2)%
December 31, 2017
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$449	$16	3.6%
Constant	433	—	—%
(200)	397	(37)	(8.5)%

In the net interest income simulations, our balance sheet exhibits slight asset sensitivity. When interest rates rise our net interest income increases. Conversely, when interest rates fall our net interest income decreases. At September 30, 2018, the $74 million increase in the net interest income in the constant scenario as compared to December 31, 2017 was primarily driven by the increased size of the average balance sheet.

As of September 30, 2018, we have also projected the potential impact to net interest income in a hypothetical "bear flattener" interest rate scenario, in which short-term interest rates have been instantaneously increased by 100 basis points while holding the longer term interest rates constant. Over a 12-month and 24-month period, based on our existing balance sheet, the simulation resulted in a loss of $18 million and $90 million, respectively.

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

September 30, 2018					December 31, 2017
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change	Policy Limits
(Dollars in millions)
300	$1,542	8.4%	$(242)	(13.6)%	300	$1,941	11.6%	$(172)	(8.1)%	22.5%
200	1,639	8.9%	(145)	(8.1)%	200	2,020	12.0%	(93)	(4.4)%	15.0%
100	1,733	9.4%	(51)	(2.9)%	100	2,089	12.4%	(24)	(1.2)%	7.5%
Current	1,784	9.7%	—	—%	Current	2,113	12.6%	—	—%	—%
(100)	1,790	9.7%	6	0.4%	(100)	2,082	12.4%	(31)	(1.5)%	7.5%

Our balance sheet exhibits liability sensitivity in a rising interest rate scenario. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice exceeding the amount of assets repriced in the +200 scenario. At September 30, 2018 and December 31, 2017, for each scenario shown, the percentage change in our EVE is within our internal policy limit.

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

Parent Company Liquidity

The Company currently obtains its liquidity primarily from dividends from the Bank. The primary uses of the Company's liquidity are debt service and operating expenses, which includes compensation and benefits, legal and professional expense and general and administrative expenses. At September 30, 2018, the Company held $204 million of cash at the Bank, or 7.7 years of expense and debt service coverage when excluding the redemption of $250 million of senior notes which mature on July 15, 2021.

The OCC and FRB regulates all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. A subsidiary of a savings and loan holding company, such as the Bank, is required to file a notice with the FRB or application with the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies as an eligible association under the OCC rules and regulations, the institution would not be at least adequately capitalized following the distribution or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. Additional restrictions on dividends apply if the Bank fails the QTL test. At September 30, 2018, as reported to the OCC, we passed the QTL test. In addition, as a subsidiary of a savings and loan holding company a 30-day notice from the Bank must be provided to the Federal Reserve prior to declaring or paying dividends to the holding company.

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

Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity.

Liquidity Table

	September 30, 2018	December 31, 2017	Change
	(Dollars in millions)
Demand deposit accounts	$2,072	$1,257	$815
Savings accounts	3,112	3,553	(441)
Money market demand accounts	285	193	92
Certificates of deposit/CDARS	2,208	1,494	714
Total retail deposits	7,677	6,497	1,180
Government deposits	1,466	1,073	393
Wholesale deposits	653	43	610
Custodial deposits	1,793	1,321	472
Total deposits	$11,589	$8,934	$2,655
Federal Home Loan Bank advances	$4,479	$5,665	$(1,186)
Other long-term debt	495	494	1
Total borrowed funds	$4,974	$6,159	$(1,185)

Deposits

The following table presents a composition of our deposits:

	September 30, 2018		December 31, 2017
	Balance	% of Deposits	Balance	% of Deposits	Change
	(Dollars in millions)
Retail deposits
Branch retail deposits
Demand deposit accounts	$664	5.7%	$560	6.3%	$104
Savings accounts	2,800	24.2%	3,295	36.9%	(495)
Money market demand accounts	105	0.9%	91	1.0%	14
Certificates of deposit/CDARS (1)	2,208	19.1%	1,494	16.7%	714
Total branch retail deposits	5,777	49.8%	5,440	60.9%	337
Commercial deposits (2)
Demand deposit accounts	1,408	12.1%	697	7.8%	711
Savings accounts	312	2.7%	258	2.9%	54
Money market demand accounts	180	1.6%	102	1.1%	78
Total commercial retail deposits	1,900	16.4%	1,057	11.8%	843
Total retail deposits	$7,677	66.2%	$6,497	72.7%	$1,180
Government deposits
Demand deposit accounts	$384	3.3%	$251	2.8%	$133
Savings accounts	763	6.6%	446	5.0%	317
Certificates of deposit/CDARS (1)	319	2.8%	376	4.2%	(57)
Total government deposits (3)	1,466	12.7%	1,073	12.0%	393
Wholesale deposits	653	5.6%	43	0.5%	610
Custodial deposits (4)	1,793	15.5%	1,321	14.8%	472
Total deposits (5)	$11,589	100.0%	$8,934	100.0%	$2,655

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.8 billion and $1.4 billion at September 30, 2018 and December 31, 2017, respectively.

(2)	Contains deposits from commercial and business banking customers.

(3)	Government deposits include funds from municipalities and schools.

(4)	These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced for others that have been placed on deposit with the Bank.

(5)	Total exposure related to uninsured deposits over $250,000 was approximately $3.1 billion and $2.6 billion at September 30, 2018 and December 31, 2017, respectively.

Total deposits increased $2.7 billion, or 30 percent at September 30, 2018, compared to December 31, 2017, primarily driven by the acquisition of eight Desert Community Bank branches and an increase in commercial deposits. In addition, brokered CD's and custodial deposits increased over that same period, allowing us to reduce higher cost FHLB borrowings.

We utilize local governmental agencies and other public units, as an additional source for deposit funding. We are not required to hold collateral against our government deposits from Michigan government entities as they are covered by the Michigan Business and Growth Fund. We are required to hold collateral on our government deposits in California that are in excess of $250,000. Government deposit accounts include $319 million of certificates of deposit with maturities typically less than one year and $1.1 billion in checking and savings accounts at September 30, 2018.

Custodial deposits arise due to our servicing or sub-servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. Certain deposits require us to reimburse the owner for the spread on these funds. This cost is a component of net loan administration income. Custodial deposits and short term FHLB advances are used to fund our most liquid assets including LHFS and warehouse loans. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's HFI loan-to-deposit ratio, which excludes warehouse loans and custodial deposits, was 78 percent at September 30, 2018.

We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50 million. At September 30, 2018, we had $177 million of total CDs enrolled in the CDARS program, a decrease of $13 million from December 31, 2017.

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

We are currently authorized through a resolution of our board of directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, home equity lines of credit, and commercial real estate loans. At September 30, 2018, our Board of Directors authorized and approved a line of credit with the FHLB of up to $10.0 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At September 30, 2018, we had $4.5 billion of advances outstanding and an additional $2.1 billion of collateralized borrowing capacity available at the FHLB. Further, as a result of the pending acquisition of 52 Wells Fargo branches, which includes over $2 billion in deposits, we will have increased flexibility in our liquidity position as we expect to use this funding to repay short-term FHLB advances.

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

At September 30, 2018, we pledged collateral to the Federal Reserve Discount Window amounting to $462 million with a lendable value of $414 million. At December 31, 2017, we pledged collateral to the Federal Reserve Discount Window amounting to $467 million with a lendable value of $433 million. At September 30, 2018 and December 31, 2017, we had no borrowings outstanding against this line of credit.

Debt

As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock (trust preferred securities). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At September 30, 2018, we are current on all interest payments.

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

In both the three and nine months ended September 30, 2018, we experienced net charge-offs of $1 million and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages. These charge-offs arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss, all or in part, of the guarantee.

Our loans with government guarantees portfolio totaled $305 million at September 30, 2018, as compared to $271 million at December 31, 2017. The increase is primarily due to new purchases out-pacing loans transferred to LHFS and resold to Ginnie Mae.

For further information, see Note 5 - Loans with Government Guarantees.

Representation and warranty reserve

When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac). An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Financial Condition, which was $10 million at September 30, 2018, as compared to $15 million at December 31, 2017.

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

Supervisory Agreement

The Supervisory Agreement originally dated January 27, 2010, was lifted by the Federal Reserve on August 14, 2018. For further information and a complete description of all of the terms of the Supervisory Agreement, please refer to the copy of the Supervisory Agreement filed with the SEC as an exhibit to our 2016 Form 10-K for the year ended December 31, 2016.

Department of Justice Settlement Agreement

On February 24, 2012, the Bank entered into a Settlement Agreement with the DOJ under which we made an initial payment of $15 million and agreed to make future payments totaling $118 million in annual increments of up to $25 million upon meeting all of the following conditions which are evaluated quarterly and include: (a) the reversal of the DTA valuation allowance, which occurred at the end of 2013; (b) the repayment of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "TARP Preferred"), which occurred in July 2016; and (c) the Bank having a Tier 1 Leverage Capital Ratio of 11 percent or greater as filed in the Call Report with the OCC. At September 30, 2018, the Company had a Tier 1 Leverage Capital Ratio of 8.77 percent.

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

The Settlement Agreement meets the definition of a financial instrument for which we elected the fair value option. We consider the assumptions a market participant would make to transfer the liability and evaluate the potential ways we might satisfy the Settlement Agreement and our estimates of the likelihood of these outcomes, which may change over time. The fair value of the liability is subject to significant uncertainty and is impacted by forecasted estimates of the timing of potential payments, which are impacted by estimates of equity, earnings, timing and amount of dividends and growth of the balance sheet and their related impacts on forecasted Tier 1 Leverage Capital Ratio. For further information on the fair value of the liability, see Note 17 - Fair Value Measurements.

Capital

Management actively reviews and manages our capital position and strategy. We conduct quarterly capital stress tests and capital adequacy assessments which utilize internally defined scenarios. These analyses are designed to help management and the Board better understand the integrated sensitivity of various risk exposures through quantifying the potential financial and capital impacts of hypothetical stressful events and scenarios. We make adjustments to our balance sheet composition taking into consideration potential business risks, regulatory requirements and the flexibility to support future growth. We prudently manage our capital position and work with our regulators to ensure that our capital levels are appropriate considering our risk profile.

The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines under Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Tier 1 leverage was 8.36 percent at September 30, 2018 providing a 336 basis point stress buffer above the minimum level needed to be considered “well-capitalized.” Additionally, total risk-based capital to RWA was 14.20 percent at September 30, 2018 providing a 420 basis point stress buffer above the minimum level needed to be considered "well-capitalized". For additional information on our capital requirements, see Note 15 - Regulatory Capital.

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

Regulatory Capital Simplification

The Bank and Flagstar have been subject to the capital requirements of the Basel III rules since January 1, 2015. On October 27, 2017, the agencies issued a notice of proposed rulemaking (“NPR”) which would simplify certain aspects of the Basel III capital rules. The agencies expect that the capital treatment and transition provisions for items covered by this final rule will change once the simplification proposal is finalized and effective. Specifically, the proposal would increase the individual limit on MSRs and temporary difference DTAs to 25 percent of CET1 and eliminate the aggregate 15 percent CET1 deduction threshold for MSRs and temporary difference DTAs. In response to comments received from bankers and trade associations, the regulators may change these proposed rules prior to issuing them and it is uncertain when the rules will be issued in their final form.

     In preparation for the NPR, the Basel III implementation phase-in has been halted for the treatment of MSRs and certain DTAs. The agencies issued a final rule that will maintain the capital rules’ 2017 transition provisions for several regulatory capital deductions and certain other requirements that are subject to multi-year phase-in schedules in the regulatory capital rules. Specifically, the final rule will maintain the capital rules’ 2017 transition provisions at 80 percent for the regulatory capital treatment of the following items: (i) MSRs, (ii) DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, (iii) investments in the capital of unconsolidated financial institutions, and (iv) minority interests. As of September 30, 2018, we had $313 million in MSRs, $30 million in DTAs arising from temporary differences and no material investments in unconsolidated financial institutions or minority interest. This final rule will maintain the 2017 transition provisions for certain items for non-advanced approach banks. For additional information on our capital requirements, see Note 15 - Regulatory Capital.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as tangible book value per share and tangible common equity to assets ratio. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of the Company.

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

Tangible book value per share and tangible common equity to assets ratio. The Company believes that tangible book value per share and tangible common equity to assets ratio provides a meaningful representation of its operating performance on an ongoing basis. Management uses these measures to assess performance of the Company against its peers and evaluate overall performance. The Company believes these non-GAAP financial measures provides useful information for investors, securities analysts and others because it provides a tool to evaluate the Company’s performance on an ongoing basis and compared to its peers.

	September 30, 2018	December 31, 2017	September 30, 2017
	(Dollars in millions, except share data)
Total stockholders' equity	$1,518	$1,399	$1,451
Less: Goodwill and intangibles	70	21	21
Tangible book value	$1,448	$1,378	$1,430

Number of common shares outstanding	57,625,439	57,321,228	57,181,536
Tangible book value per share	$25.13	$24.04	$25.01

Total Assets	$18,697	$16,912	$16,880
Tangible common equity to assets ratio	7.74%	8.15%	8.47%

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

Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash	$150	$122
Interest-earning deposits	114	82
Total cash and cash equivalents	264	204
Investment securities available-for-sale	1,857	1,853
Investment securities held-to-maturity	724	939
Loans held-for-sale ($4,815 and $4,300 measured at fair value, respectively)	4,835	4,321
Loans held-for-investment ($11 and $12 measured at fair value, respectively)	8,966	7,713
Loans with government guarantees	305	271
Less: allowance for loan losses	(134)	(140)
Total loans held-for-investment and loans with government guarantees, net	9,137	7,844
Mortgage servicing rights	313	291
Net deferred tax asset	111	136
Federal Home Loan Bank stock	303	303
Premises and equipment, net	360	330
Goodwill and intangible assets	70	21
Other assets	723	670
Total assets	$18,697	$16,912
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$3,096	$2,049
Interest bearing deposits	8,493	6,885
Total deposits	11,589	8,934
Short-term Federal Home Loan Bank advances	3,199	4,260
Long-term Federal Home Loan Bank advances	1,280	1,405
Other long-term debt	495	494
Other liabilities ($60 and $60 measured at fair value, respectively)	616	420
Total liabilities	17,179	15,513
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 and 80,000,000 shares authorized; 57,625,439 and 57,321,228 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,519	1,512
Accumulated other comprehensive loss	(42)	(16)
Retained earnings/(accumulated deficit)	40	(98)
Total stockholders’ equity	1,518	1,399
Total liabilities and stockholders’ equity	$18,697	$16,912

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
Interest Income
Loans	$161	$120	$436	$319
Investment securities	21	20	64	59
Interest-earning deposits and other	1	—	2	1
Total interest income	183	140	502	379
Interest Expense
Deposits	27	13	65	37
Short-term Federal Home Loan Bank advances and other	18	11	50	23
Long-term Federal Home Loan Bank advances	7	6	21	17
Other long-term debt	7	7	21	19
Total interest expense	59	37	157	96
Net interest income	124	103	345	283
Provision (benefit) for loan losses	(2)	2	(3)	4
Net interest income after provision (benefit) for loan losses	126	101	348	279
Noninterest Income
Net gain on loan sales	43	75	166	189
Loan fees and charges	23	23	67	58
Deposit fees and charges	5	5	15	14
Loan administration income	5	5	15	16
Net return on mortgage servicing rights	13	6	26	26
Other noninterest income	18	16	52	43
Total noninterest income	107	130	341	346
Noninterest Expense
Compensation and benefits	76	76	236	219
Commissions	21	23	64	49
Occupancy and equipment	31	28	91	75
Federal insurance premiums	6	5	18	12
Loan processing expense	14	15	43	41
Legal and professional expense	7	7	19	22
Other noninterest expense	18	17	52	47
Total noninterest expense	173	171	523	465
Income before income taxes	60	60	166	160
Provision for income taxes	12	20	33	52
Net income	$48	$40	$133	$108
Net income per share
Basic	$0.84	$0.71	$2.32	$1.90
Diluted	$0.83	$0.70	$2.28	$1.86
Weighted average shares outstanding
Basic	57,600,360	57,162,025	57,483,802	57,062,696
Diluted	58,332,598	58,186,593	58,301,920	58,133,296

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
Net income	$48	$40	$133	$108
Other comprehensive income (loss), net of tax
Investment securities	(9)	1	(47)	3
Derivatives and hedging activities	(1)	—	21	(4)
Other comprehensive income (loss), net of tax	(10)	1	(26)	(1)
Comprehensive income	$38	$41	$107	$107

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Common Stock
	Number of Shares Outstanding	Amount of Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2016	56,824,802	$1	$1,503	$(7)	$(161)	$1,336
(Unaudited)
Net income	—	—	—	—	108	108
Total other comprehensive income (loss)	—	—	—	(1)	—	(1)
Shares issued from Employee Stock Purchase Plan	19,897	—	—	—	—	—
Warrant exercise	154,313	—	4	—	—	4
Stock-based compensation	182,524	—	4	—	—	4
Balance at September 30, 2017	57,181,536	$1	$1,511	$(8)	$(53)	$1,451
Balance at December 31, 2017	57,321,228	$1	$1,512	$(16)	$(98)	$1,399
(Unaudited)
Net income	—	—	—	—	133	133
Total other comprehensive income (loss)	—	—	—	(21)	—	(21)
Shares issued from Employee Stock Purchase Plan	88,566	—	—	—	—	—
Stock-based compensation	215,645	—	7	—	—	7
Reclassification of certain income tax effects (1)	—	—	—	(5)	5	—
Balance at September 30, 2018	57,625,439	$1	$1,519	$(42)	$40	$1,518

(1)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to the adoption of ASU 2018-02.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Condensed Consolidated Statements of Cash Flows (In millions)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Operating Activities
Net cash used in operating activities	$(19,002)	$(19,266)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	$18,362	$17,949
Collection of principal on investment securities AFS	152	158
Purchase of investment securities AFS and other	(48)	(593)
Collection of principal on investment securities HTM	72	116
Proceeds received from the sale of LHFI	4	78
Net origination, purchase, and principal repayments of LHFI	(695)	(1,231)
Purchase of bank owned life insurance	—	(50)
Net purchase of FHLB stock	—	(84)
Acquisition of premises and equipment, net of proceeds	(50)	(74)
Proceeds from the sale of MSRs	267	252
Other, net	(14)	4
Net cash provided by investing activities	$18,050	$16,525
Financing Activities
Net change in deposit accounts	$2,040	$361
Net change in short-term FHLB borrowings and other short-term debt	(1,061)	2,285
Proceeds from increases in FHLB long-term advances	200	150
Repayment of FHLB long-term advances	(325)	(50)
Net receipt of payments of loans serviced for others	140	24
Net receipt of escrow payments	25	19
Other	(6)	—
Net cash provided by financing activities	$1,013	$2,789
Net increase in cash, cash equivalents and restricted cash (1)	61	48
Beginning cash, cash equivalents and restricted cash (1)	223	208
Ending cash, cash equivalents and restricted cash (1)	$284	$256
Supplemental disclosure of cash flow information
Non-cash reclassification of investment securities HTM to AFS	$144	$—
Non-cash reclassification of loans originated LHFI to LHFS	$6	$106
Non-cash reclassification of LHFS to AFS securities	$18,360	$17,657
MSRs resulting from sale or securitization of loans	$283	$178
Operating section supplemental disclosures
Cash proceeds from sales of LHFS	$7,028	$5,547
Origination, premium paid and purchase of LHFS, net of principal repayments	$(26,038)	$(24,518)

(1)	For further information on restricted cash, see Note 8 - Derivatives.

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

Acquisitions

On June 4, 2018, we signed a definitive agreement to acquire 52 Wells Fargo Bank branches in Indiana, Michigan, Wisconsin, and Ohio, with over $2 billion in deposits and over $100 million in loans. The transaction is subject to the satisfaction of customary closing conditions and is expected to close at the beginning of December 2018.

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

Note 2 - Investment Securities

The following table presents our investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
September 30, 2018
Available-for-sale securities
Agency - Commercial	$1,142	$—	$(48)	$1,094
Agency - Residential	713	—	(39)	674
Municipal obligations	33	—	(1)	32
Corporate debt obligations	41	—	—	41
Other MBS	16	—	—	16
Total available-for-sale securities (1)	$1,945	$—	$(88)	$1,857
Held-to-maturity securities
Agency - Commercial	$357	$—	$(17)	$340
Agency - Residential	367	—	(17)	350
Total held-to-maturity securities (1)	$724	$—	$(34)	$690
December 31, 2017
Available-for-sale securities
Agency - Commercial	$1,004	$—	$(17)	$987
Agency - Residential	811	—	(17)	794
Municipal obligations	35	—	(1)	34
Corporate debt obligations	37	1	—	38
Total available-for-sale securities (1)	$1,887	$1	$(35)	$1,853
Held-to-maturity securities
Agency - Commercial	$526	$—	$(9)	$517
Agency - Residential	413	—	(6)	407
Total held-to-maturity securities (1)	$939	$—	$(15)	$924

(1)	There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at September 30, 2018 or December 31, 2017.

We evaluate AFS and HTM investment securities for OTTI on a quarterly basis. An OTTI is considered to have occurred when the fair value of a debt security is below its amortized costs and we (1) have the intent to sell the security, (2) will more likely than not be required to sell the security before recovery of its amortized cost, or (3) do not expect to recover the entire amortized cost basis of the security. Investments that have an OTTI are written down through a charge to earnings for the amount representing the credit loss on the security. Gains and losses related to all other factors are recognized in other comprehensive income (loss). Agency securities, which are either explicitly or implicitly backed by the federal government, comprised 97 percent of our total securities at September 30, 2018. This factor is considered when evaluating our investment securities for OTTI. During the three and nine months ended September 30, 2018 and September 30, 2017, we had no OTTI.

Available-for-sale securities

Securities available-for-sale are carried at fair value. Unrealized gains and losses on AFS securities, to the extent they are temporary in nature, are reported as a component of other comprehensive income.

We purchased $43 million and $48 million of AFS securities, which were comprised of U.S. government sponsored agency MBS and corporate debt obligations during the three and nine months ended September 30, 2018, respectively. In addition, we retained zero and $16 million of passive interests in our own private MBS during the three and nine months ended September 30, 2018, respectively. We purchased $300 million and $600 million of AFS securities, which included U.S. government sponsored agency MBS, corporate debt obligations, and municipal obligations during the three and nine months ended September 30, 2017, respectively.

Gains on sales of AFS securities are reported in other noninterest income in the Consolidated Statements of Operations. We had no sales of AFS securities during both the three and nine months ended September 30, 2018, except those related to mortgage loans that had been securitized for sale in the normal course of business. We sold $227 million and $289 million of AFS securities during the three and nine months ended September 30, 2017, respectively, which did not include those related to mortgage loans that had been securitized for sale in the normal course of business. These sales resulted in a realized gain of $2 million and $3 million during the three and nine months ended September 30, 2017, respectively.

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

There were no purchases or sales of HTM securities during both the three and nine months ended September 30, 2018 and September 30, 2017.

The following table summarizes, by duration, the unrealized loss positions on investment securities:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
September 30, 2018
Available-for-sale securities
Agency - Commercial	$819	54	$(41)	$274	23	$(7)
Agency - Residential	535	57	(34)	139	27	(5)
Municipal obligations	25	11	(1)	6	10	—
Corporate debt obligations	—	—	—	13	4	—
Other MBS	—	—	—	14	1	—
Held-to-maturity securities
Agency - Commercial	$330	25	$(17)	$10	1	$—
Agency - Residential	292	46	(15)	58	14	(2)
December 31, 2017
Available-for-sale securities
Agency - Commercial	$218	20	$(7)	$744	41	$(11)
Agency - Residential	452	36	(14)	263	33	(3)
Municipal obligations	6	3	—	22	9	—
Corporate debt obligations	—	—	—	3	1	—
Held-to-maturity securities
Agency - Commercial	$348	25	$(8)	$99	8	$(1)
Agency - Residential	111	16	(3)	293	43	(3)

The following table shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in millions)
September 30, 2018
Due after one year through five years	$60	$58	2.51%	$10	$10	2.45%
Due after five years through 10 years	60	59	4.40%	11	11	2.21%
Due after 10 years	1,825	1,740	2.43%	703	669	2.46%
Total	$1,945	$1,857		$724	$690

We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. At both September 30, 2018 and December 31, 2017, we had pledged investment securities of $2.0 billion.

Note 3 - Loans Held-for-Sale

The majority of our mortgage loans originated as LHFS are ultimately sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label mortgage-backed securities. LHFS totaled $4.8 billion and $4.3 billion at September 30, 2018 and December 31, 2017, respectively. For the three and nine months ended September 30, 2018 we had net gain on loan sales associated with LHFS of $43 million and $166 million, respectively, as compared to $75 million and $189 million for the three and nine months ended September 30, 2017, respectively.

At September 30, 2018 and December 31, 2017, $20 million and $21 million, respectively, of LHFS were recorded at lower of cost or fair value. The remainder of the loans in the portfolio are recorded at fair value as we have elected the fair value option.

Note 4 - Loans Held-for-Investment

The following table presents our loans held-for-investment:

	September 30, 2018	December 31, 2017
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,085	$2,754
Home equity	704	664
Other	150	25
Total consumer loans	3,939	3,443
Commercial loans
Commercial real estate	2,160	1,932
Commercial and industrial	1,317	1,196
Warehouse lending	1,550	1,142
Total commercial loans	5,027	4,270
Total loans held-for-investment	$8,966	$7,713

The following table presents the UPB of our loan sales and purchases in the loans held-for-investment portfolio:

	Nine Months Ended September 30,
	2018	2017
	(Dollars in millions)
Loans Sold (1)
Performing loans	$4	$78
Nonperforming loans	—	25
Total performing and nonperforming loans sold	$4	$103
Net gain associated with loan sales (2)	$—	$1
Loans Purchased
Residential first mortgage loans	$—	$6
HELOC	—	100
Total loans purchased	$—	$106
Premium associated with loans purchased	$—	$4

(1)	Upon a change in our intent, the loans were transferred to LHFS and subsequently sold.

(2)	Recorded in net gain on loan sales on Consolidated Statement of Operations.

We have pledged certain LHFI, LHFS, and loans with government guarantees to collateralize lines of credit and/or borrowings with the FHLB of Indianapolis and the FRB of Chicago. At September 30, 2018 we had pledged loans of $7.7 billion, compared to $7.1 billion of pledged loans at December 31, 2017.

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

The following table presents changes in ALLL, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended September 30, 2018
Beginning balance ALLL	$45	$19	$1	$45	$21	$6	$137
Charge-offs	(2)	—	—	—	—	—	(2)
Recoveries	1	—	—	—	—	—	1
Provision (benefit)	(4)	1	1	1	(1)	—	(2)
Ending balance ALLL	$40	$20	$2	$46	$20	$6	$134
Three Months Ended September 30, 2017
Beginning balance ALLL	$56	$19	$1	$37	$21	$6	$140
Charge-offs	(1)	(2)	—	—	—	—	(3)
Recoveries	—	1	—	—	—	—	1
Provision (benefit)	(3)	2	—	5	(2)	—	2
Ending balance ALLL	$52	$20	$1	$42	$19	$6	$140

Nine Months Ended September 30, 2018
Beginning balance ALLL	$47	$22	$1	$45	$19	$6	$140
Charge-offs	(3)	(2)	(1)	—	—	—	(6)
Recoveries	1	2	—	—	—	—	3
Provision (benefit)	(5)	(2)	2	1	1	—	(3)
Ending balance ALLL	$40	$20	$2	$46	$20	$6	$134
Nine Months Ended September 30, 2017
Beginning balance ALLL	$65	$24	$1	$28	$17	$7	$142
Charge-offs	(6)	(3)	(1)	—	—	—	(10)
Recoveries	1	2	1	—	—	—	4
Provision (benefit)	(8)	(3)	—	14	2	(1)	4
Ending balance ALLL	$52	$20	$1	$42	$19	$6	$140

(1)	Includes loans with government guarantees.

The following table sets forth the method of evaluation, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
September 30, 2018
Loans held-for-investment (2)
Individually evaluated	$33	$24	$—	$—	$—	$—	$57
Collectively evaluated	3,044	677	150	2,160	1,317	1,550	8,898
Total loans	$3,077	$701	$150	$2,160	$1,317	$1,550	$8,955
Allowance for loan losses (2)
Individually evaluated	$5	$8	$—	$—	$—	$—	$13
Collectively evaluated	35	12	2	46	20	6	121
Total allowance for loan losses	$40	$20	$2	$46	$20	$6	$134

December 31, 2017
Loans held-for-investment (2)
Individually evaluated	$34	$27	$—	$—	$—	$—	$61
Collectively evaluated	2,712	633	25	1,932	1,196	1,142	7,640
Total loans	$2,746	$660	$25	$1,932	$1,196	$1,142	$7,701
Allowance for loan losses (2)
Individually evaluated	$6	$10	$—	$—	$—	$—	$16
Collectively evaluated	41	12	1	45	19	6	124
Total allowance for loan losses	$47	$22	$1	$45	$19	$6	$140

(1)	Includes allowance related to loans with government guarantees.

(2)	Excludes loans carried under the fair value option.

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

The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)(2)	Total Past Due	Current	Total LHFI
	(Dollars in millions)
September 30, 2018
Consumer loans
Residential first mortgage	$1	$1	$20	$22	$3,063	$3,085
Home equity	1	—	5	6	698	704
Other	—	—	—	—	150	150
Total consumer loans	2	1	25	28	3,911	3,939
Commercial loans
Commercial real estate	—	—	—	—	2,160	2,160
Commercial and industrial	—	—	—	—	1,317	1,317
Warehouse lending	—	—	—	—	1,550	1,550
Total commercial loans	—	—	—	—	5,027	5,027
Total loans	$2	$1	$25	$28	$8,938	$8,966
December 31, 2017
Consumer loans
Residential first mortgage	$2	$2	$23	$27	$2,727	$2,754
Home Equity	1	—	6	7	657	664
Other	—	—	—	—	25	25
Total consumer loans	3	2	29	34	3,409	3,443
Commercial loans
Commercial real estate	—	—	—	—	1,932	1,932
Commercial and industrial	—	—	—	—	1,196	1,196
Warehouse lending	—	—	—	—	1,142	1,142
Total commercial loans	—	—	—	—	4,270	4,270
Total loans	$3	$2	$29	$34	$7,679	$7,713

(1)	Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

(2)	Includes $4 million of loans accounted for under the fair value option at both September 30, 2018 and December 31, 2017.

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued on impaired loans totaled less than $1 million and $1 million during the three and nine months ended September 30, 2018 and zero and $1 million during the three and nine months ended September 30, 2017, respectively. At September 30, 2018 and December 31, 2017, we had no loans 90 days past due and still accruing interest.

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

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
September 30, 2018
Consumer loans
Residential first mortgage	$22	$9	$31
Home equity	21	4	25
Total TDRs (1)(2)	$43	$13	$56
December 31, 2017
Consumer loans
Residential first mortgage	$19	$12	$31
Home Equity	24	4	28
Total TDRs (1)(2)	$43	$16	$59

(1)	The ALLL on TDR loans totaled $11 million and $13 million at September 30, 2018 and December 31, 2017, respectively.

(2)	Includes $3 million of TDR loans accounted for under the fair value option at both September 30, 2018 and December 31, 2017.
The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
		(Dollars in millions)
Three Months Ended September 30, 2018
Residential first mortgages	2	$—	$—	$—
Home equity (2)(3)	6	1	1	—
Total TDR loans	8	$1	$1	$—

Three Months Ended September 30, 2017
Residential first mortgages	9	$3	$3	$—
Home equity (2)(3)	37	2	2	1
Total TDR loans	46	$5	$5	$1

Nine Months Ended September 30, 2018
Residential first mortgages	13	$2	$2	$—
Home equity (2)(3)	14	1	1	—
Total TDR loans	27	$3	$3	$—

Nine Months Ended September 30, 2017
Residential first mortgages	17	$4	$4	$—
Home equity (2)(3)	71	5	5	2
Other consumer	1	—	—	—
Total TDR loans	89	$9	$9	$2

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	Home equity post-modification UPB reflects write downs.

(3)	Includes loans carried at the fair value option.

There were no residential first mortgage loans modified in the previous 12 months, that subsequently defaulted during the three and nine months ended September 30, 2018, compared to one residential first mortgage loan with UPB of less than $1 million modified in the previous 12 months, that subsequently defaulted during both the three and nine months ended September 30, 2017. There was no change in the allowance associated with these TDRs at subsequent default. All TDR classes within the consumer and commercial portfolios are considered subsequently defaulted when greater than 90 days past due within 12 months of the restructuring date.

Impaired Loans

The following table presents individually evaluated impaired loans and the associated allowance:

	September 30, 2018			December 31, 2017
	Recorded Investment	Net Unpaid Principal Balance	Related Allowance	Recorded Investment	Net Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage	$13	$16	$—	$11	$12	$—
Home equity	1	4	—	—	—	—
Total loans with no related allowance recorded	$14	$20	$—	$11	$12	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$20	$21	$5	$22	$22	$6
Home equity	23	24	8	24	27	10
Total loans with an allowance recorded	$43	$45	$13	$46	$49	$16

Total Impaired loans
Consumer Loans
Residential first mortgage	$33	$37	$5	$33	$34	$6
Home equity	24	28	8	24	27	10
Total impaired loans	$57	$65	$13	$57	$61	$16

The following table presents average impaired loans and the interest income recognized:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$34	$1	$37	$1	$34	$1	$39	$1
Home equity	24	—	28	—	25	1	28	1
Commercial loans
Commercial real estate	—	—	1	—	—	—	—	—
Commercial and industrial	—	—	—	—	2	—	—	—
Total impaired loans	$58	$1	$66	$1	$61	$2	$67	$2

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

	September 30, 2018
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential first mortgage	$3,037	$27	$—	$21	$3,085
Home equity	678	21	—	5	704
Other consumer	150	—	—	—	150
Total consumer loans	$3,865	$48	$—	$26	$3,939

Commercial Loans
Commercial real estate	$2,135	$23	$—	$2	$2,160
Commercial and industrial	1,228	52	37	—	1,317
Warehouse	1,445	90	15	—	1,550
Total commercial loans	$4,808	$165	$52	$2	$5,027

	December 31, 2017
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential first mortgage	$2,706	$23	$—	$25	$2,754
Home equity	633	25	—	6	664
Other consumer	25	—	—	—	25
Total consumer loans	$3,364	$48	$—	$31	$3,443

Commercial Loans
Commercial real estate	$1,902	$23	$7	$—	$1,932
Commercial and industrial	1,135	32	24	5	1,196
Warehouse	1,014	128	—	—	1,142
Total commercial loans	$4,051	$183	$31	$5	$4,270

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

At September 30, 2018 and December 31, 2017 loans with government guarantees totaled $305 million and $271 million, respectively.

At September 30, 2018 and December 31, 2017 repossessed assets and the associated claims recorded in other assets totaled $58 million and $84 million, respectively.

Note 6 - Variable Interest Entities

We have no consolidated VIEs as of September 30, 2018 and December 31, 2017.

In connection with our securitization activities, we have retained a five percent interest in the investment securities ("other MBS") of one trust and are contracted as the sub-servicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in the trust. Although we have a variable interest in the securitization trust, we are not its primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Statements of Financial Condition. The Bank’s maximum exposure to loss is limited to our investment in the VIE, as well as the standard representations and warranties made in conjunction with the loan transfer. See Note 2 - Investment Securities and Note 17 - Fair Value Measurements, for additional information.

In addition, we have a continuing involvement, but are not the primary beneficiary for an unconsolidated VIE related to the FSTAR 2007-1 mortgage securitization trust. In accordance with the settlement agreement with MBIA, there is no further recourse to us related to FSTAR 2007-1, unless MBIA fails to meet their obligations. At September 30, 2018 and December 31, 2017, the FSTAR 2007-1 mortgage securitization trust included 1,598 loans and 1,911 loans, respectively, with an aggregate principal balance of $53 million and $65 million, respectively.

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

Changes in the fair value of residential first mortgage MSRs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Balance at beginning of period	$257	$184	$291	$335
Additions from loans sold with servicing retained	100	75	283	178
Reductions from sales	(51)	(4)	(273)	(260)
Changes in fair value due to (1):
Decrease in MSR value due to pay-offs, pay-downs and run-off	(3)	(5)	(11)	(15)
Changes in estimates of fair value (2)	10	(4)	23	8
Fair value of MSRs at end of period	$313	$246	$313	$246

(1)	Changes in fair value are included within net return on mortgage servicing rights on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes.

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	September 30, 2018			December 31, 2017
		Fair value impact due to			Fair value impact due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
		(Dollars in millions)			(Dollars in millions)
Option adjusted spread	5.03%	$308	$304	6.29%	$286	$282
Constant prepayment rate	8.98%	303	294	9.93%	283	277
Weighted average cost to service per loan	$80.79	310	307	$73.00	288	286

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

The following table summarizes income and fees associated with owned mortgage servicing rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$17	$14	$46	$43
Changes in fair value	7	(9)	12	(7)
Gain (loss) on MSR derivatives (2)	(11)	—	(27)	(3)
Net transaction costs	—	1	(5)	(7)
Total return included in net return on mortgage servicing rights	$13	$6	$26	$26

(1)	Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.

(2)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$14	$9	$36	$26
Other servicing charges	(9)	(4)	(21)	(10)
Total income on mortgage loans subserviced, included in loan administration	$5	$5	$15	$16

(1)	Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on cash basis.

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

During the second quarter of 2018, we de-designated all of our remaining cash flow hedge relationships. The fair value of our derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedged transaction is recognized in earnings. At September 30, 2018, we had $23 million (net-of-tax) of accumulated unrealized gains on derivatives previously designated as cash flow hedges recorded in accumulated other comprehensive income, compared to $2 million (net-of-tax) of accumulated unrealized gains on derivatives designated as cash flow hedges recorded in accumulated other comprehensive income at December 31, 2017. We evaluate the probability of hedged transactions occurring on at least a quarterly basis relating to amounts deferred in OCI. The estimated amount scheduled to be reclassified from other comprehensive income into earnings during the next 12 months represents $3 million of gains (net-of-tax). For further information, see Note 11 - Accumulated Other Comprehensive Income.

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception. All hedge relationships were highly effective as of September 30, 2018. Cash flows and the income impact associated with designated hedges are reported in the same line item as the underlying hedged item.

The following table presents the notional amount, estimated fair value and maturity of our derivative financial instruments:

	September 30, 2018 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in fair value hedge relationships:
Liabilities
Interest rate swaps on CDs	$30	$—	2019

Derivatives not designated as hedging instruments:
Assets
Futures	$2,494	$—	2018-2023
Mortgage backed securities forwards	4,670	19	2018
Rate lock commitments	3,121	20	2018-2019
Interest rate swaps and swaptions	2,195	23	2018-2038
Total derivative assets	$12,480	$62
Liabilities
Futures	$309	$—	2018-2023
Mortgage backed securities forwards	1,903	6	2018
Rate lock commitments	419	1	2018
Interest rate swaps	765	13	2018-2048
Total derivative liabilities	$3,396	$20

	December 31, 2017 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in cash flow hedge relationships:
Liabilities
Interest rate swaps on FHLB advances	$830	$1	2023-2026

Derivatives not designated as hedging instruments:
Assets
Futures	$1,597	$—	2018-2022
Mortgage backed securities forwards	2,646	4	2018
Rate lock commitments	3,629	24	2018
Interest rate swaps and swaptions	1,441	11	2018-2048
Total derivative assets	$9,313	$39
Liabilities
Futures	$209	$—	2018-2021
Mortgage backed securities forwards	3,197	6	2018
Rate lock commitments	214	—	2018
Interest rate swaps	617	4	2018-2027
Total derivative liabilities	$4,237	$10

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
	(Dollars in millions)
September 30, 2018
Derivatives not designated as hedging instruments:
Assets
Mortgage backed securities forwards	$19	$—	$19	$—	$18
Interest rate swaps and swaptions (1)	23	—	23	—	26
Total derivative assets	$42	$—	$42	$—	$44
Liabilities
Futures	$—	$—	$—	$—	$2
Mortgage backed securities forwards	6	—	6	—	2
Interest rate swaps (1)	13	—	13	—	20
Total derivative liabilities	$19	$—	$19	$—	$24

December 31, 2017
Derivatives designated as hedging instruments:
Liabilities
Interest rate swaps on FHLB advances (1)	$1	$—	$1	$—	$17

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$4	$—	$4	$—	$8
Interest rate swaps and swaptions (1)	11	—	11	—	10
Total derivative assets	$15	$—	$15	$—	$18
Liabilities
Futures	$—	$—	$—	$—	$2
Mortgage-backed securities forwards	6	—	6	—	2
Interest rate swaps (1)	4	—	4	—	5
Total derivative liabilities	$10	$—	$10	$—	$9

(1)
Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions, is considered settlement of the derivative position for accounting purposes.

The fair value basis adjustment on our hedged CDs is included in interest bearing deposits on our Consolidated Statements of Operations. The carrying amount of our hedged CDs was $30 million at September 30, 2018 and zero at December 31, 2017 and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged CDs was de minimis and zero at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018, we pledged a total of $24 million related to derivative financial instruments, consisting of $4 million of cash collateral on derivative liabilities and $20 million of maintenance margin on centrally cleared derivatives and had an obligation to return cash of $44 million on derivative assets. We pledged a total of $26 million related to derivative financial instruments, consisting of $7 million of cash collateral on derivatives and $19 million of maintenance margin on centrally cleared derivatives and had an obligation to return cash of $18 million on derivative assets at December 31, 2017. Within the Consolidated Statements of Financial Condition, the collateral related to derivative activity is included in other assets and other liabilities and the cash pledged as maintenance margin is restricted and included in in other assets.

The following table presents the net gain (loss) recognized on designated instruments, net of the impact of offsetting positions:

	Amount Recorded in Net Interest Income (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Gain on cash flow hedging relationships in interest contracts
Amount of gain reclassified from AOCI into income	$1	$—	$—	$5
Total gain on hedges	$1	$—	$—	$5

(1)	We had no gain/(loss) on fair value hedging relationships in interest contracts for the three and nine months ending September 30, 2018 and September 30, 2017.

The following table presents net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of Gain (Loss)
Futures	Net return on mortgage servicing rights	$(1)	$(1)	$(4)	$(1)
Interest rate swaps and swaptions	Net return on mortgage servicing rights	(8)	(2)	(16)	(7)
Mortgage-backed securities forwards	Net return on mortgage servicing rights	(2)	2	(6)	5
Rate lock commitments and forward agency and loan sales	Net gain on loan sales	21	(8)	12	(16)
Interest rate swaps (1)	Other noninterest income	1	—	2	1
Total derivative gain (loss)		$11	$(9)	$(12)	$(18)

(1)	Includes customer-initiated commercial interest rate swaps.

Note 9 - Borrowings

Federal Home Loan Bank Advances

The following is a breakdown of our FHLB advances outstanding:

	September 30, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$3,194	2.18%	$4,260	1.40%
Short-term variable adjustable rate (1)	5	2.54%	—	—%
Total Short-term Federal Home Loan Bank advances	3,199		4,260
Long-term LIBOR adjustable advances	1,130	2.55%	1,130	1.76%
Long-term fixed rate advances (2)	150	1.53%	275	1.41%
Total Long-term Federal Home Loan Bank advances	1,280		1,405
Total Federal Home Loan Bank advances	$4,479		$5,665

(1)	Includes short-term variable adjustable rate federal funds line of credit.

(2)	Includes the current portion of fixed rate advances of $50 million and $125 million at September 30, 2018 and December 31, 2017, respectively.

We are required to maintain a minimum amount of qualifying collateral securing FHLB advances. In the event of default, the FHLB advance is similar to a secured borrowing, whereby the FHLB has the right to sell the pledged collateral to settle the fair value of the outstanding advances.

At September 30, 2018, our Board of Directors authorized and approved a line of credit with the FHLB of up to $10.0 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At September 30, 2018, we had $4.5 billion of advances outstanding and an additional $2.1 billion of collateralized borrowing capacity available at the FHLB.

At September 30, 2018, $1.1 billion of the outstanding advances were long-term adjustable rate, with interest rates that reset every three months and are based on the three-month LIBOR index. The advances may be prepaid without penalty, with notification at scheduled three month intervals.

The following table contains detailed information on our FHLB advances and other borrowings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Maximum outstanding at any month end	$5,085	$5,365	$5,740	$5,365
Average outstanding balance	4,745	5,043	4,996	4,239
Average remaining borrowing capacity	2,165	1,182	1,830	1,297
Weighted average interest rate	2.08%	1.36%	1.88%	1.26%

The following table outlines the maturity dates of our FHLB advances and other borrowings:

September 30, 2018
(Dollars in millions)
2018	$3,199
2019	50
2020	—
2021	—
Thereafter	1,230
Total	$4,479

Parent Company Senior Notes and Trust Preferred Securities

The following table presents long-term debt, net of debt issuance costs:

	September 30, 2018		December 31, 2017
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, matures 2021	$248	6.125%	$247	6.125%
Trust Preferred Securities
Floating Three Month LIBOR Plus:
3.25%, matures 2032	$26	5.62%	$26	4.92%
3.25%, matures 2033	26	5.59%	26	4.61%
3.25%, matures 2033	26	5.59%	26	4.94%
2.00%, matures 2035	26	4.34%	26	3.36%
2.00%, matures 2035	26	4.34%	26	3.36%
1.75%, matures 2035	51	4.08%	51	3.34%
1.50%, matures 2035	25	3.84%	25	2.86%
1.45%, matures 2037	25	3.78%	25	3.04%
2.50%, matures 2037	16	4.83%	16	4.09%
Total Trust Preferred Securities	247		247
Total other long-term debt	$495		$494

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

Trust Preferred Securities

We sponsor nine trust subsidiaries, which issued preferred stock to third party investors. We issued trust preferred securities to those trusts, which we include in long-term debt. The trust preferred securities are the sole assets of those trusts. The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of September 30, 2018, we had no deferred interest.

Note 10 - Warrants

May Investor Warrant

We granted warrants (the "May Investor Warrants") on January 30, 2009 under anti-dilution provisions applicable to certain investors (the "May Investors") in our May 2008 private placement capital raise.

During the nine months ended September 30, 2017, a total of 237,627 May Investor Warrants were exercised, resulting in the issuance of 154,313 shares of Common Stock. As of September 30, 2018, there were no remaining May Investor Warrants outstanding and the related liability was reduced to zero.

TARP Warrant

On January 30, 2009, in conjunction with the sale of 266,657 shares of TARP Preferred, we issued a warrant to purchase up to approximately 645,138 shares of Common Stock at an exercise price of $62.00 per share (the "Warrant").

The Warrant is exercisable through January 30, 2019 and remains outstanding.

Note 11 - Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Investment securities
Beginning balance	$(56)	$(6)	$(18)	$(8)
Unrealized gain (loss)	(11)	—	(55)	2
Less: Tax provision (benefit)	(2)	—	(13)	1
Net unrealized gain (loss)	(9)	—	(42)	1
Reclassifications out of AOCI (1)	—	1	—	3
Less: Tax provision	—	—	—	1
Net unrealized gain reclassified out of AOCI	—	1	—	2
Reclassification of certain income tax effects (2)	—	—	(5)	—
Other comprehensive income (loss), net of tax	(9)	1	(47)	3
Ending balance	$(65)	$(5)	$(65)	$(5)

Cash Flow Hedges
Beginning balance	$24	$(3)	$2	$1
Unrealized gain (loss)	—	—	28	(2)
Less: Tax provision (benefit)	—	—	7	(1)
Net unrealized gain (loss)	—	—	21	(1)
Reclassifications out of AOCI (1)	(1)	—	—	(5)
Less: Tax provision (benefit)	—	—	—	(2)
Net unrealized gain (loss) reclassified out of AOCI	(1)	—	—	(3)
Other comprehensive income (loss), net of tax	(1)	—	21	(4)
Ending balance	$23	$(3)	$23	$(3)

(1)	Reclassifications are reported in interest expense on the Consolidated Statement of Operations.

(2)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to early adoption of ASU 2018-02.

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions, except share data)
Net income	$48	$40	$133	$108
Weighted Average Shares
Weighted average common shares outstanding	57,600,360	57,162,025	57,483,802	57,062,696
Effect of dilutive securities
May Investor Warrants	—	—	—	16,383
Stock-based awards	732,238	1,024,568	818,118	1,054,217
Weighted average diluted common shares	58,332,598	58,186,593	58,301,920	58,133,296
Earnings per common share
Basic earnings per common share	$0.84	$0.71	$2.32	$1.90
Effect of dilutive securities
May Investor Warrants	—	—	—	—
Stock-based awards	(0.01)	(0.01)	(0.04)	(0.04)
Diluted earnings per common share	$0.83	$0.70	$2.28	$1.86

Note 13 - Stock-Based Compensation

We had stock-based compensation expense of $4 million and $8 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017 stock-based compensation expense was $2 million and $8 million, respectively.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock units activity:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Shares	Weighted — Average Grant-Date Fair Value per Share	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	1,796,628	$27.33	1,290,450	$20.52
Granted	—	—	863,342	34.36
Vested	(4,901)	26.73	(239,688)	19.68
Canceled and forfeited	(8,312)	31.23	(130,689)	20.72
Non-vested balance at end of period	1,783,415	$27.32	1,783,415	$27.32

2017 Employee Stock Purchase Plan

The Employee Stock Purchase Plan ("2017 ESPP") was approved on March 20, 2017 by our Board of Directors ("the Board") and on May 23, 2017 by our shareholders. The 2017 ESPP became effective July 1, 2017 and will remain effective until terminated by the Board. A total of 800,000 shares of the Company’s common stock are reserved and authorized for issuance for purchase under the 2017 ESPP. There were 23,623 and 88,566 shares issued under the 2017 ESPP during the three and nine months ended September 30, 2018, respectively, and the associated compensation expense was de minimis for both periods.

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

The following table presents our provision for income tax and effective tax provision rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Provision for income taxes	$12	$20	$33	$52
Effective tax provision rate	20.0%	32.4%	20.1%	32.3%

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

To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both September 30, 2018 and December 31, 2017.

The following tables present the regulatory capital ratios as of the dates indicated:

Flagstar Bancorp	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
September 30, 2018
Tangible capital (to adjusted avg. total assets)	$1,540	8.36%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,540	8.36%	$737	4.00%	$921	5.00%
Common equity Tier 1 capital (to RWA)	1,300	11.01%	532	4.50%	768	6.50%
Tier 1 capital (to RWA)	1,540	13.04%	709	6.00%	945	8.00%
Total capital (to RWA)	1,677	14.20%	945	8.00%	1,181	10.00%
December 31, 2017
Tangible capital (to adjusted avg. total assets)	$1,442	8.51%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,442	8.51%	$678	4.0%	$848	5.0%
Common equity Tier 1 capital (to RWA)	1,216	11.50%	476	4.5%	688	6.5%
Tier 1 capital (to RWA)	1,442	13.63%	635	6.0%	846	8.0%
Total capital (to RWA)	1,576	14.90%	846	8.0%	1,058	10.0%
N/A - Not applicable

Flagstar Bank	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
September 30, 2018
Tangible capital (to adjusted avg. total assets)	$1,617	8.77%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,617	8.77%	$737	4.00%	$922	5.00%
Common equity tier 1 capital (to RWA)	1,617	13.68%	532	4.50%	768	6.50%
Tier 1 capital (to RWA)	1,617	13.68%	709	6.00%	945	8.00%
Total capital (to RWA)	1,753	14.84%	945	8.00%	1,182	10.00%
December 31, 2017
Tangible capital (to adjusted avg. total assets)	$1,531	9.04%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,531	9.04%	$677	4.0%	$847	5.0%
Common equity tier 1 capital (to RWA)	1,531	14.46%	476	4.5%	688	6.5%
Tier 1 capital (to RWA)	1,531	14.46%	635	6.0%	847	8.0%
Total capital (to RWA)	1,664	15.72%	847	8.0%	1,059	10.0%
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
At September 30, 2018, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements, or that the ultimate outcome of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

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

The Settlement Agreement meets the definition of a financial instrument for which we elected the fair value option. We consider the assumptions a market participant would make to transfer the liability and evaluate the potential ways we might satisfy the Settlement Agreement and our estimates of the likelihood of these outcomes, which may change over time. The fair value of the liability is subject to significant uncertainty and is impacted by forecasted estimates of the timing of potential payments, which are impacted by estimates of equity, earnings, timing and amount of dividends and growth of the balance sheet and their related impacts on forecasted Tier 1 Leverage Capital Ratio. For further information on the fair value of the liability, see Note 17 - Fair Value Measurements.
Other litigation accruals

At both September 30, 2018 and December 31, 2017, excluding the fair value liability relating to the DOJ litigation settlement, our total accrual for contingent liabilities and settled litigation was $1 million.

Commitments

The following table is a summary of the contractual amount of significant commitments:

	September 30, 2018	December 31, 2017
	(Dollars in millions)
Commitments to extend credit
Mortgage loans interest-rate lock commitments	$3,567	$3,667
Warehouse loan commitments	2,422	1,618
Commercial and industrial commitments	728	695
Other commercial commitments	1,063	1,021
HELOC commitments	395	283
Other consumer commitments	123	15
Standby and commercial letters of credit	66	50

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

We maintain a reserve for the estimate of probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. A reserve balance of $3 million at both September 30, 2018 and December 31, 2017, is reflected in other liabilities on the Consolidated Statements of Financial Condition.

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

	September 30, 2018
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$1,094	$—	$1,094
Agency - Residential	—	674	—	674
Municipal obligations	—	32	—	32
Corporate debt obligations	—	41	—	41
Other MBS	—	16	—	16
Loans held-for-sale
Residential first mortgage loans	—	4,815	—	4,815
Loans held-for-investment
Residential first mortgage loans	—	8	—	8
Home equity	—	—	3	3
Mortgage servicing rights	—	—	313	313
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	20	20
Mortgage-backed securities forwards	—	19	—	19
Interest rate swaps and swaptions	—	23	—	23
Total assets at fair value	$—	$6,722	$336	$7,058
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(1)	$(1)
Mortgage backed securities forwards	—	(6)	—	(6)
Interest rate swaps	—	(13)	—	(13)
DOJ litigation settlement	—	—	(60)	(60)
Contingent consideration	—	—	(11)	(11)
Total liabilities at fair value	$—	$(19)	$(72)	$(91)

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$987	$—	$987
Agency - Residential	—	794	—	794
Municipal obligations	—	34	—	34
Corporate debt obligations	—	38	—	38
Loans held-for-sale
Residential first mortgage loans	—	4,300	—	4,300
Loans held-for-investment
Residential first mortgage loans	—	8	—	8
Home equity	—	—	4	4
Mortgage servicing rights	—	—	291	291
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	24	24
Mortgage-backed securities forwards	—	4	—	4
Interest rate swaps and swaptions	—	11	—	11
Total assets at fair value	$—	$6,176	$319	$6,495
Derivative liabilities
Interest rate swap on FHLB advances	$—	$(1)	$—	$(1)
Mortgage-backed securities forwards	—	(6)	—	(6)
Interest rate swaps	—	(4)	—	(4)
DOJ litigation settlement	—	—	(60)	(60)
Contingent consideration	—	—	(25)	(25)
Total liabilities at fair value	$—	$(11)	$(85)	$(96)

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2018.

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
	(Dollars in millions)
Three Months Ended September 30, 2018
Assets
Loans held-for-investment
Home equity	$3	$—	$—	$—	$—	$—	$3
Mortgage servicing rights (2)	257	7	100	(51)	—	—	313
Rate lock commitments (net) (2)(3)	32	(5)	60	—	—	(68)	19
Totals	$292	$2	$160	$(51)	$—	$(68)	$335
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	(18)	3	—	—	4	—	(11)
Totals	$(78)	$3	$—	$—	$4	$—	$(71)

Three Months Ended September 30, 2017
Assets
Loans held-for-investment
Home equity	$5	$—	$—	$—	$(1)	$—	$4
Mortgage servicing rights (2)	184	(9)	75	(4)	—	—	246
Rate lock commitments (net) (2)(3)	26	21	82	—	—	(97)	32
Totals	$215	$12	$157	$(4)	$(1)	$(97)	$282
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	(23)	(1)	(2)	—	—	—	(26)
Totals	$(83)	$(1)	$(2)	$—	$—	$—	$(86)

(1)	There were no unrealized gains (losses) recorded in OCI during the three months ended September 30, 2018 and 2017.

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
	(Dollars in millions)
Nine Months Ended September 30, 2018
Assets
Loans held-for-investment
Home equity	$4	$—	$—	$—	$(1)	$—	$3
Mortgage servicing rights (2)	291	12	283	(273)	—	—	313
Rate lock commitments (net) (2)(3)	24	(37)	191	—	—	(159)	19
Totals	$319	$(25)	$474	$(273)	$(1)	$(159)	$335
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	(25)	8	—	—	6	—	(11)
Totals	$(85)	$8	$—	$—	$6	$—	$(71)

Nine Months Ended September 30, 2017
Assets
Loans held-for-sale
Home equity	$—	$1	$—	$(52)	$(1)	$52	$—
Loans held-for-investment
Home equity	65	1	—	—	(7)	(55)	4
Mortgage servicing rights (2)	335	(7)	178	(260)	—	—	246
Rate lock commitments (net) (2)(3)	18	55	199	—	—	(240)	32
Totals	$418	$50	$377	$(312)	$(8)	$(243)	$282
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	—	(1)	(25)	—	—	—	(26)
Totals	$(60)	$(1)	$(25)	$—	$—	$—	$(86)

(1)	There were no unrealized gains (losses) recorded in OCI during the nine months ended September 30, 2018 and 2017.

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
	(Dollars in millions)
September 30, 2018
Assets
Loans held-for-investment
Home equity	$3	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% - 10.8% (9.0%) 15.3% - 22.9% (19.1%) 3.0% - 4.5% (3.6%)
Mortgage servicing rights	$313	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	2.1% -25.3% (5.0%) 0% - 10.6% (9.0%) $67 - $95 ($81)
Rate lock commitments (net)	$19	Consensus pricing	Origination pull-through rate	79.8% - 87.2% (81.3%)
Liabilities
DOJ litigation settlement	$(60)	Discounted cash flows	Discount rate Asset growth rate	7.2% - 10.8% (9.0%) 4.2% - 17.5% (6.3%)
Contingent consideration	$(11)	Discounted cash flows	Beta Equity volatility	0.6 - 1.6 (1.1) 26.6% - 58.9% (40.0%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
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

MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation would result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For September 30, 2018 and December 31, 2017 the weighted average life (in years) for the entire MSR portfolio was 6.1 and 6.0, respectively.

DOJ litigation settlement. The significant unobservable input used in the fair value measurement of the DOJ litigation settlement are the discount rate and asset growth rate, in addition to those assumptions discussed in Note 16 - Legal Proceedings, Contingencies and Commitments. Significant increases (decreases) in the discount rate or asset growth rate in isolation may result in a marginally lower (higher) fair value measurement. For further information on the fair value inputs related to the DOJ litigation settlement, see Note 16 - Legal Proceedings, Contingencies, and Commitments.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis.

The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Gains (Losses)
	(Dollars in millions)
September 30, 2018
Loans held-for-sale (2)	$6	$6	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	12	—	12	(5)
Repossessed assets (3)	7	—	7	(3)
Totals	$25	$6	$19	$(9)
December 31, 2017
Loans held-for-sale (2)	$6	$6	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	21	—	21	(10)
Repossessed assets (3)	8	—	8	(4)
Totals	$35	$6	$29	$(15)

(1)	The fair values are determined at various dates during the three months ended September 30, 2018 and the year ended December 31, 2017, respectively.

(2)	Gains (losses) reflect fair value adjustments on assets for which we did not elect the fair value option.

(3)	Gains (losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

The following tables present the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
September 30, 2018
Impaired loans held-for-investment
Loans held-for-investment	$12	Fair value of collateral	Loss severity discount	25% - 30% (28.3%)
Repossessed assets	$7	Fair value of collateral	Loss severity discount	0% - 100% (26.4%)
December 31, 2017
Impaired loans held-for-investment
Loans held-for-investment	$21	Fair value of collateral	Loss severity discount	25% - 30% (27.9%)
Repossessed assets	$8	Fair value of collateral	Loss severity discount	0% - 100% (70.9%)

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	September 30, 2018
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$264	$264	$264	$—	$—
Investment securities available-for-sale	1,857	1,857	—	1,857	—
Investment securities held-to-maturity	724	690	—	690	—
Loans held-for-sale	4,835	4,836	—	4,836	—
Loans held-for-investment	8,966	8,839	—	8	8,831
Loans with government guarantees	305	274	—	274	—
Mortgage servicing rights	313	313	—	—	313
Federal Home Loan Bank stock	303	303	—	303	—
Bank owned life insurance	338	338	—	338	—
Repossessed assets	7	7	—	—	7
Other assets, foreclosure claims	58	58	—	58	—
Derivative financial instruments, assets	62	62	—	42	20
Liabilities
Retail deposits
Demand deposits and savings accounts	$(5,469)	$(4,891)	$—	$(4,891)	$—
Certificates of deposit	(2,208)	(2,199)	—	(2,199)	—
Wholesale deposits	(653)	(651)	—	(651)	—
Government deposits	(1,466)	(1,421)	—	(1,421)	—
Custodial deposits	(1,793)	(1,709)	—	(1,709)	—
Federal Home Loan Bank advances	(4,479)	(4,463)	—	(4,463)	—
Long-term debt	(495)	(459)	—	(459)	—
DOJ litigation settlement	(60)	(60)	—	—	(60)
Contingent consideration	(11)	(11)	—	—	(11)
Derivative financial instruments, liabilities	(20)	(20)	—	(19)	(1)

	December 31, 2017
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$204	$204	$204	$—	$—
Investment securities available-for-sale	1,853	1,853	—	1,853	—
Investment securities held-to-maturity	939	924	—	924	—
Loans held-for-sale	4,321	4,322	—	4,322	—
Loans held-for-investment	7,713	7,667	—	8	7,659
Loans with government guarantees	271	261	—	261	—
Mortgage servicing rights	291	291	—	—	291
Federal Home Loan Bank stock	303	303	—	303	—
Bank owned life insurance	330	330	—	330	—
Repossessed assets	8	8	—	—	8
Other assets, foreclosure claims	84	84	—	84	—
Derivative financial instruments, assets	39	39	—	15	24
Liabilities
Retail deposits
Demand deposits and savings accounts	$(5,003)	$(4,557)	$—	$(4,557)	$—
Certificates of deposit	(1,494)	(1,498)	—	(1,498)	—
Wholesale deposits	(43)	(43)	—	(43)	—
Government deposits	(1,073)	(1,048)	—	(1,048)	—
Custodial deposits	(1,321)	(1,311)	—	(1,311)	—
Federal Home Loan Bank advances	(5,665)	(5,662)	—	(5,662)	—
Long-term debt	(494)	(417)	—	(417)	—
DOJ litigation settlement	(60)	(60)	—	—	(60)
Contingent consideration	(25)	(25)	—	—	(25)
Derivative financial instruments, liabilities	(11)	(11)	—	(11)	—

Fair Value Option

We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$7	$92	$(61)	$260
Loans held-for-investment
Other noninterest income	$—	$—	$—	$1

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	September 30, 2018			December 31, 2017
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$7	$7	$—	$6	$5	$(1)
Loans held-for-investment	5	4	(1)	5	4	(1)
Total nonaccrual loans	$12	$11	$(1)	$11	$9	$(2)
Other performing loans
Loans held-for-sale	$4,692	$4,808	$116	$4,167	$4,295	$128
Loans held-for-investment	8	7	(1)	10	8	(2)
Total other performing loans	$4,700	$4,815	$115	$4,177	$4,303	$126
Total loans
Loans held-for-sale	$4,699	$4,815	$116	$4,173	$4,300	$127
Loans held-for-investment	13	11	(2)	15	12	(3)
Total loans	$4,712	$4,826	$114	$4,188	$4,312	$124
Liabilities
Litigation settlement (1)	$(118)	$(60)	$58	$(118)	$(60)	$58

(1)	We are obligated to pay $118 million in installment payments upon meeting certain performance conditions, as described in Note 16 - Legal Proceedings, Contingencies and Commitments.

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

The following tables present financial information by business segment for the periods indicated:

	Three Months Ended September 30, 2018
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$81	$36	$2	$5	$124
Net gain (loss) on loan sales	(3)	46	—	—	43
Other noninterest income	10	30	24	—	64
Total net interest income and noninterest income	88	112	26	5	231
(Provision) benefit for loan losses	(1)	—	—	3	2
Compensation and benefits	(17)	(26)	(4)	(29)	(76)
Other noninterest expense and directly allocated overhead	(27)	(41)	(18)	(11)	(97)
Total noninterest expense	(44)	(67)	(22)	(40)	(173)
Income (loss) before indirect overhead allocations and income taxes	43	45	4	(32)	60
Provision (benefit) for income taxes	7	6	—	(1)	12
Overhead allocations	(9)	(16)	(5)	30	—
Net income (loss)	$27	$23	$(1)	$(1)	$48
Intersegment (expense) revenue	$1	$4	$5	$(10)	$—

Average balances
Loans held-for-sale	$10	$4,383	$—	$—	$4,393
Loans with government guarantees	—	292	—	—	292
Loans held-for-investment (2)	8,868	11	—	29	8,908
Total assets	9,028	5,676	29	3,878	18,611
Deposits	9,170	—	2,072	94	11,336

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Three Months Ended September 30, 2017
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$63	$34	$4	$2	$103
Net gain (loss) on loan sales	(4)	79	—	—	75
Other noninterest income	8	27	14	6	55
Total net interest income and noninterest income	67	140	18	8	233
(Provision) benefit for loan losses	(1)	(1)	—	—	(2)
Compensation and benefits	(15)	(28)	(4)	(29)	(76)
Other noninterest expense and directly allocated overhead	(25)	(49)	(13)	(8)	(95)
Total noninterest expense	(40)	(77)	(17)	(37)	(171)
Income (loss) before indirect overhead allocations and income taxes	26	62	1	(29)	60
Provision (benefit) for income taxes	6	16	(1)	(1)	20
Overhead allocations	(10)	(15)	(6)	31	—
Net income (loss)	$10	$31	$(4)	$3	$40
Intersegment (expense) revenue	$(4)	$2	$5	$(3)	$—

Average balances
Loans held-for-sale	$14	$4,462	$—	$—	$4,476
Loans with government guarantees	—	264	—	—	264
Loans held-for-investment (2)	6,789	10	—	29	6,828
Total assets	6,843	5,743	30	3,823	16,439
Deposits	7,498	—	1,507	—	9,005

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Nine Months Ended September 30, 2018
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$231	$100	$5	$9	$345
Net gain (loss) on loan sales	(10)	176	—	—	166
Other noninterest income	27	76	65	7	175
Total net interest income and noninterest income	248	352	70	16	686
(Provision) benefit for loan losses	(2)	(1)	—	6	3
Compensation and benefits	(51)	(83)	(13)	(89)	(236)
Other noninterest expense and directly allocated overhead	(81)	(129)	(49)	(28)	(287)
Total noninterest expense	(132)	(212)	(62)	(117)	(523)
Income (loss) before indirect overhead allocations and income taxes	114	139	8	(95)	166
Provision (benefit) for income taxes	18	18	(2)	(1)	33
Overhead allocations	(29)	(51)	(15)	95	—
Net income (loss)	$67	$70	$(5)	$1	$133
Intersegment (expense) revenue	$(1)	$6	$14	$(19)	$—

Average balances
Loans held-for-sale	$11	$4,254	$—	$—	$4,265
Loans with government guarantees	—	288	—	—	288
Loans held-for-investment (2)	8,250	9	—	29	8,288
Total assets	8,425	5,477	30	3,902	17,834
Deposits	8,581	—	1,800	—	10,381

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Nine Months Ended September 30, 2017
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$171	$96	$9	$7	$283
Net gain (loss) on loan sales	(7)	196	—	—	189
Other noninterest income	22	77	47	11	157
Total net interest income and noninterest income	186	369	56	18	629
(Provision) benefit for loan losses	(3)	(3)	—	2	(4)
Compensation and benefits	(46)	(72)	(12)	(89)	(219)
Other noninterest expense and directly allocated overhead	(67)	(114)	(45)	(20)	(246)
Total noninterest expense	(113)	(186)	(57)	(109)	(465)
Income (loss) before indirect overhead allocations and income taxes	70	180	(1)	(89)	160
Provision (benefit) for income taxes	14	47	(6)	(3)	52
Overhead allocations	(30)	(46)	(17)	93	—
Net income (loss)	$26	$87	$(12)	$7	$108
Intersegment (expense) revenue	$(5)	$3	$14	$(12)	$—

Average balances
Loans held-for-sale	$16	$3,998	$—	$—	$4,014
Loans with government guarantees	—	300	—	—	300
Loans held-for-investment (2)	6,201	7	—	29	6,237
Total assets	6,262	5,307	36	3,801	15,406
Deposits	7,438	—	1,409	—	8,847

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

Note 19 - Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

We adopted the following accounting standard updates (ASU) during 2018, none of which had a material impact to our financial statements:

Standard	Description	Effective Date
ASU 2018-03	Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10) - Update to 2016-01	January 1, 2018
ASU 2018-02	Income Statement-Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019
ASU 2017-09	Update 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting	January 1, 2018
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

The disaggregation of our revenue from contracts with customers is provided below.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Revenue (1)	2018	2017	2018	2017
		(Dollars in millions)
Deposit account and other banking income	Deposit fees and charges	$4	$4	$12	$11
Interchange fees	Deposit fees and charges	1	1	3	3
Interchange fees	Other noninterest income	—	1	1	1
Wealth management	Other noninterest income	3	2	7	5
Total		$8	$8	$23	$20

(1)	Recognized within the Community Banking segment.

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

Merchant fee income - We receive a percentage of merchant fees based upon card transactions processed through point of sale terminals at referred merchant locations. Our performance obligation is satisfied when our referral of a merchant to a payment processing vendor results in an executed agreement between the merchant and the vendor. Merchant fee revenue is recognized as received. Merchant fee income was less than $1 million for the three and nine months ended September 30, 2018 and September 30, 2017.

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

Our cross-functional implementation team has developed a project plan that results in running a CECL parallel production in the second half of 2019 and the adoption of the standard in the first quarter of 2020. We are currently evaluating the impact the adoption of the guidance will have on our Consolidated Financial Statements, and highlight that any impact will be contingent upon the underlying characteristics of the affected portfolio and macroeconomic and internal forecasts at adoption date. We do not expect any material allowance on held to maturity securities since the majority of this portfolio consists of agency-backed securities that inherently have an immaterial risk of loss.

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes Topic 840. The guidance requires lessees to recognize substantially all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective retrospectively for fiscal years beginning after December 15, 2018 and early adoption is permitted. Additional guidance per ASU 2018-11 provides the practical expedient of forgoing the restatement of comparative periods and we intend on exercising this option. Upon adoption and implementation, we expect to gross up assets and liabilities due to the recognition of lease liabilities and right-of-use assets associated with the underlying lease contracts. We do not expect the adoption of the guidance to have a material impact on our Consolidated Statements of Operations given our current inventory of leases.

The following ASUs have been issued and are not expected to have a material impact on our Consolidated Financial Statements and/or significant accounting policies:

Standard	Description	Effective Date
ASU 2018-15
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)
January 1, 2020
ASU 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020
ASU 2018-11	Leases (Topic 842): Targeted Improvements	January 1, 2019
ASU 2018-10	Codification Improvements to Topic 842, Leases	January 1, 2019
ASU 2018-07	Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	January 1, 2019
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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of September 30, 2018, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of September 30, 2018.

(b)
Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our recently announced branch acquisition may fail to achieve the benefits currently anticipated.

We recently announced Flagstar Bank's agreement to acquire 52 branches from Wells Fargo Bank, which we expect will close at the beginning of December 2018. We may fail to realize all or any of the anticipated benefits of the acquisition, or those benefits may take longer to realize than expected. We may experience challenges related to the integration of the operations of the branches, including transition of data, integration of product offerings and the standardization of business practices. Complications associated with the acquisition could result in additional costs, loss of customers, damage to our reputation or other operational risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended September 30, 2018.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended September 30, 2018.

Item 3. Defaults upon Senior Securities

The Company had no defaults on senior securities.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

2.1
Purchase and Assumption Agreement between Wells Fargo Bank, N.A., and Flagstar Bank, FSB (previously filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q, for the period ended June 30, 2018, and incorporated herein by reference).

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

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2018, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	November 5, 2018	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Purchase and Assumption Agreement between Wells Fargo Bank, N.A., and Flagstar Bank, FSB (previously filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q, for the period ended June 30, 2018, and incorporated herein by reference).

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

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2018, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.