Form 10-K
period 2018-12-31
FLAGSTAR BANCORP INC
filed 2019-02-28
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16577
(Exact name of registrant as specified in its charter)

Michigan	38-3150651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (248) 312-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒      No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes        No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Smaller Reporting Company	☐
Non-Accelerated Filer	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes        No  ☒
The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sale price ($34.26 per share) as reported on the New York Stock Exchange on June 30, 2018, was approximately $1 billion. The registrant does not have any non-voting common equity shares.
As of February 26, 2019, 56,442,315 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
AFS	Available for Sale	GNMA	Government National Mortgage Association
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	HELOAN	Home Equity Loans
ALCO	Asset Liability Committee	HELOC	Home Equity Lines of Credit
ALLL	Allowance for Loan & Lease Losses	HFI	Held for Investment
AOCI	Accumulated Other Comprehensive Income (Loss)	HOLA	Home Owners Loan Act
ASR	Accelerated Share Repurchase	Home Equity	Second Mortgages, HELOANs, HELOCs
ASU	Accounting Standards Update	HPI	Housing Price Index
Basel III	Basel Committee on Banking Supervision Third Basel Accord	H.R.1.	House of Representatives 1 - Tax Cuts and Jobs Act
BSA	Bank Secrecy Act	HTM	Held to Maturity
C&I	Commercial and Industrial	LHFI	Loans Held-for-Investment
CAMELS	Capital, Asset Quality, Management, Earnings, Liquidity and Sensitivity	LHFS	Loans Held-for-Sale
CDARS	Certificates of Deposit Account Registry Service	LIBOR	London Interbank Offered Rate
CD	Certificates of Deposit	LTV	Loan-to-Value Ratio
CET1	Common Equity Tier 1	Management	Flagstar Bancorp’s Management
CLTV	Combined Loan to Value	MBIA	MBIA Insurance Corporation
Common Stock	Common Shares	MBS	Mortgage-Backed Securities
CRE	Commercial Real Estate	MD&A	Management's Discussion and Analysis
CFPB	Consumer Financial Protection Bureau	MP Thrift	MP Thrift Investments, L.P.
DCB	Desert Community Bank	MSR	Mortgage Servicing Rights
Deposit Beta	The change in the annualized cost of our deposits, divided by the change in the Federal Reserve discount rate	N/A	Not Applicable
DIF	Deposit Insurance Fund	NASDAQ	National Association of Securities Dealers Automated Quotations
DOJ	United States Department of Justice	NYSE	New York Stock Exchange
DTA	Deferred Tax Asset	OCC	Office of the Comptroller of the Currency
EVE	Economic Value of Equity	OCI	Other Comprehensive Income (Loss)
ExLTIP	Executive Long-Term Incentive Program	OTTI	Other-Than-Temporary-Impairment
Fannie Mae	Federal National Mortgage Association	QTL	Qualified Thrift Lending
FASB	Financial Accounting Standards Board	Regulatory Agencies
Board of Governors of the Federal Reserve, Office of the Comptroller of the Currency, U.S. Department of the Treasury, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, Securities and Exchange Commission

FBC	Flagstar Bancorp	RMBS	Residential Mortgage-Backed Securities
FDIC	Federal Deposit Insurance Corporation	RSU	Restricted Stock Unit
Federal Reserve	Board of Governors of the Federal Reserve System	RWA	Risk Weighted Assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHFA	Federal Housing Finance Agency	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	SFR	Single Family Residence
FICO	Fair Isaac Corporation	TARP	Troubled Asset Relief Program
FRB	Federal Reserve Bank	TDR	Trouble Debt Restructuring
Freddie Mac	Federal Home Loan Mortgage Corporation	TILA	Truth in Lending Act
FTE	Full Time Equivalent	UPB	Unpaid Principal Balance
GAAP	Generally Accepted Accounting Principles	U.S. Treasury	United States Department of Treasury
Ginnie Mae	Government National Mortgage Association	VIE	Variable Interest Entity
GLBA	Gramm-Leach Bliley Act	XBRL	eXtensible Business Reporting Language

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In addition, we may make forward-looking statements in our other documents filed with or furnished to the Security and Exchange Commission (SEC), and our management may make forward-looking statements orally to analysts, investors, representatives of the media, and others.

Generally, forward-looking statements are not based on historical facts but instead represent management’s current beliefs and expectations regarding future events and are subject to significant risks and uncertainties. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, estimate, may increase, may fluctuate, and similar expressions or future or conditional verbs such as will, should, would, and could. Our actual results and capital and other financial conditions may differ materially from those described in the forward-looking statements depending upon a variety of factors, including without limitation the precautionary statements included within each individual business’ discussion and analysis of our results of operations and the risk factors listed and described in Item 1A. to Part I, Risk Factors.

Other than as required under United States securities laws, we do not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

PART I

ITEM 1.	BUSINESS

Where we say "we," "us," "our," the "Company," "Bancorp" or "Flagstar," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference will include our wholly-owned subsidiary Flagstar Bank, FSB (the "Bank"). See the Glossary of Abbreviations and Acronyms on page 3 for definitions used throughout this Form 10-K.

Introduction

We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered savings bank founded in 1987. We provide commercial and consumer banking services and we are the 5th largest bank mortgage originator in the nation and the 6th largest sub-servicer of mortgage loans nationwide. At December 31, 2018, we had 3,938 full-time equivalent employees. Our common stock is listed on the NYSE under the symbol "FBC."

Our relationship-based business model leverages our full-service bank’s capabilities and our national mortgage platform to create and build financial solutions for our customers. At December 31, 2018, we operated 160 full service banking branches that offer a full set of banking products to consumer, commercial, and government customers. Our banking footprint spans throughout Michigan, Indiana, California, Wisconsin, Ohio and contiguous states.

We originate mortgages through a wholesale network of brokers and correspondents in all 50 states, and our own loan officers from 75 retail locations in 24 states and two call centers, which include our direct-to-consumer lending team. Flagstar is also a leading national servicer of mortgage loans and provides complementary ancillary offerings including MSR lending, servicing advance lending and recapture services.

Recent Acquisitions

In the first quarter of 2018, we closed on the purchase of the mortgage loan warehouse business from Santander Bank, which added $499 million in outstanding warehouse loans, and we completed the acquisition of eight Desert Community Bank branches in San Bernardino County, California, with $614 million in deposits and $59 million in loans.

In the fourth quarter of 2018, we closed on the purchase of 52 branches in Indiana, Michigan, Wisconsin and Ohio, from Wells Fargo, with $1.8 billion in deposits and $107 million in loans. For further information, see Note 2 - Acquisitions.

Operating Segments

Our operations are conducted through our three operating segments: Community Banking, Mortgage Originations and Mortgage Servicing. For further information, see MD&A - Operating Segments and Note 23 - Segment Information.

Competition

We face substantial competition in attracting deposits and generating loans. Our most direct competition for deposits has historically come from other savings banks, commercial banks and credit unions in our banking footprint. Money market funds, full-service securities brokerage firms, and financial technology companies also compete with us for these funds. We compete for deposits by offering a broad range of high quality customized banking services at competitive rates. From a lending perspective, there are many institutions including commercial banks, national mortgage lenders, local savings banks, credit unions, and commercial lenders offering consumer and commercial loans. We compete by offering competitive interest rates, fees, and other loan terms through efficient and customized service.

Subsidiaries

We conduct business primarily through our wholly-owned bank subsidiary. In addition, the Bank has wholly-owned subsidiaries through which we conduct non-bank business or which are inactive. The Bank and its wholly owned subsidiaries comprised 99.7 percent of our total assets at December 31, 2018. For further information, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards, Note 8 - Variable Interest Entities and Note 24 - Holding Company Only Financial Statements.

Regulation and Supervision

The Bank is a federally chartered savings bank, subject to federal regulation and oversight by the OCC. We are also subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the extent permitted by law and the requirements established by the Federal Reserve. The Bank is also subject to the supervision of the CFPB which regulates the offering and provision of consumer financial products or services under the federal consumer financial laws. The OCC, FDIC and the CFPB may take regulatory enforcement actions if we do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against us, or any "institution-affiliated party," such as a director, officer, employee, agent or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. The FDIC has additional authority to terminate insurance of accounts, if after notice and hearing, we are found to have engaged in unsafe and unsound practices, including violations of applicable laws and regulations. The federal system of regulation and supervision establishes a comprehensive framework of activities in which to operate and is intended primarily for the protection of depositors and the FDIC's Deposit Insurance Fund rather than our shareholders.

As a savings and loan holding company, we are required to comply with the rules and regulations of the Federal Reserve. We are required to file certain reports and we are subject to examination by the enforcement authority of the Federal Reserve. Under the federal securities laws, we are also subject to the rules and regulations of the Securities and Exchange Commission.

Any change to laws and regulations, whether by the FDIC, OCC, CFPB, SEC, the Federal Reserve, or Congress, could have a material adverse impact on our operations.

Holding Company Regulation

Acquisition, Activities and Change in Control. Flagstar Bancorp, Inc. is a unitary savings and loan holding company. We may only conduct, or acquire control of companies engaged in, activities permissible for a unitary savings and loan holding company pursuant to the relevant provisions of the Home Owners' Loan Act and relevant regulations. Further, we generally are required to obtain Federal Reserve approval before acquiring directly or indirectly, ownership or control of any voting shares of another bank or bank holding company (or savings associations or savings and loan holding company) if, after such acquisition, we would own or control more than 5 percent of the outstanding shares of any class of voting securities of the bank or bank holding company (or savings association or savings and loan holding company). Additionally, we are prohibited from acquiring control of a depository institution that is not federally insured or retaining control of a savings association subsidiary for more than one year after the date that such subsidiary becomes uninsured.

We may not be acquired by a company, unless the Federal Reserve approves such transaction. In addition, the GLBA generally restricts a company from acquiring us if that company is engaged directly or indirectly in activities that are not permissible for a savings and loan holding company or financial holding company.

Volcker Rule. Section 619 of the Dodd-Frank Act required the federal financial regulatory agencies to adopt rules that prohibit banking entities, including federal savings associations and their and affiliates, from engaging in proprietary trading and investing in and/or sponsoring certain "covered funds," In 2013, the agencies adopted rules to implement section 619. These rules, collectively with section 619, are commonly referred to as the "Volcker Rule." Compliance with the Volcker Rule generally has been required since July 21, 2015. Pursuant to the requirements of the Volcker Rule, we have established a standard compliance program based on the size and complexity of our operations.

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

The Bank and Flagstar have been subject to the capital requirements of the Basel III rules since January 1, 2015. On October 27, 2017, the agencies published a proposed rule which would simplify certain aspects of the capital rules, including the capital treatment for items covered by the rule. The agencies expect that the capital treatment and transition provisions for items covered by Basel III rules will change once the proposal is finalized and effective. On November 21, 2017, in preparation for forthcoming rules that would simplify regulatory capital requirements to reduce regulatory burden, federal banking regulators approved the extension of the existing transitional capital treatment for certain regulatory capital deductions and risk weights. For additional information, see Note 20 - Regulatory Capital.

Source of Strength. The Dodd-Frank Act codified the Federal Reserve’s "source of strength" doctrine and extended it to savings and loan holding companies. Under the Dodd-Frank Act, the prudential regulatory agencies are required to promulgate joint rules requiring savings and loan holding companies, such as us, to serve as a source of financial strength for any depository institution subsidiary by maintaining the ability to provide financial assistance to such insured depository institution in the event that it suffers financial distress.

Collins Amendment. The Collins Amendment to the Dodd Frank Act established minimum Tier 1 leverage and risk-based capital requirements for insured depository institutions, depository institution holding companies, and non-bank financial companies that are supervised by the Federal Reserve. The minimum Tier 1 leverage and risk-based capital requirements are determined by the minimum ratios established by the federal banking agencies that apply to insured depository institutions under the prompt corrective action regulations. The amendment states that certain hybrid securities, such as trust preferred securities, may be included in Tier 1 capital for bank holding companies that had total assets below $15 billion as of December 31, 2009. As we were below $15 billion in assets as of December 31, 2009, the trust preferred securities classified as long term debt on our balance sheet are included as Tier 1 capital while they are outstanding, unless we complete an acquisition of a depository institution holding company and we report total assets greater than $15 billion at the end of the quarter in which the acquisition occurs. At our present size, with total assets of $18.5 billion at December 31, 2018, an acquisition of a depository holding company would likely cause our trust preferred securities totaling $247 million at December 31, 2018 to no longer be included in Tier 1 capital and would therefore be included in Tier 2 capital.

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

All FDIC-insured financial institutions must pay an annual assessment based on asset size to provide funds for the payment of interest on bonds issued by the Financing Corporation ("FICO bonds"), a federal corporation chartered under the authority of the Federal Housing Finance Board. The last of the remaining FICO bonds will mature in September 2019. The Federal Housing Finance Agency (FHFA) projects that the last FICO assessment will be collected in the first half of 2019.

In 2016, the FDIC adopted a rule in accordance with the provisions of Dodd-Frank that requires large institutions to bear the burden, through an imposed surcharge, of raising the DIF reserve ratio. As of September 30, 2018, the DIF has exceeded the required ratio and therefore the surcharge imposed on large banks ended as of that date. We expect the elimination of the surcharge to decrease FDIC insurance premiums approximately $3 million for the full year 2019.

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

Limitation on Capital Distributions. The OCC and FRB regulate all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. The Bank must receive approval from the OCC and FRB to pay dividends to the Bancorp if, after paying those dividends, the Bank would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements. Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice.

Loans to One Borrower. Under the Home Owners Loan Act (HOLA), loans to one borrower may not be in excess of 15 percent of Tier 1 and Tier 2 capital plus any portion of the allowance for loan losses not included in Tier 2 capital. This limit was $256 million as of December 31, 2018. For further information, see MD&A - Risk Management.

Bank Secrecy Act and Anti-Money Laundering. The Bank is subject to the BSA and other anti-money laundering laws and regulations, including the USA PATRIOT Act. The BSA requires all financial institutions to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes various record keeping and reporting requirements such as cash transaction and suspicious activity reporting as well as due diligence requirements. The Bank is also required to comply with U.S. Treasury’s Office of Foreign Assets Control imposed economic sanctions that affect transactions with designated foreign countries, nationals, individuals, entities and others.

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“Economic Growth Act”) was enacted, which repealed or modified several provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). Certain key aspects of the Economic Growth Act that have the potential to affect the Company’s business and results of operations include:

•	Raising the total asset threshold from $10 billion to $250 billion at which bank holding companies are required to conduct annual company-run stress tests mandated by the Dodd-Frank Act.

•	Revising the definition of high volatility commercial real estate loans to ease the regulatory burden associated with the identification of loans that meet qualifying criteria.

•	Providing that certain reciprocal deposits shall not be considered brokered deposits, subject to certain limitations.

•
Entitling federal savings associations, such as the Bank, with less than $20 billion in total assets as of December 31, 2017, an option to elect to operate as covered savings associations (similar to a national bank) without changing their charter.

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

The Bank is subject to supervision by the CFPB, which has responsibility for enforcing federal consumer financial laws. The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers, including prohibitions against unfair, deceptive abusive acts or practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service including regulations related to the origination and servicing of residential mortgages. The Bank is subject to the CFPB’s supervisory, examination and enforcement authority with respect to consumer protection laws and regulations. As a result, we could incur increased costs, potential litigation or be materially limited or restricted in our business, product offerings or services in the future.

Due to regulatory focus on compliance with consumer protection laws and regulations, portions of our lending operations which most directly deal with consumers, including mortgage and consumer lending, may pose particular challenges. Further, the CFPB continues to propose new rules and to amend existing rules. While we are not aware of any material compliance issues related to our mortgage and consumer lending practices, the focus of regulators and the changes to regulations may increase our compliance risks. Despite the supervision and oversight we exercise in these areas, failure to comply with these regulations could result in the Bank being liable for damages to individual borrowers or other imposed penalties.

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

Regulatory Matters

Supervisory Agreement. The Supervisory Agreement originally dated January 27, 2010, was lifted by the Federal Reserve on August 14, 2018. For further information and a complete description of all of the terms of the Supervisory Agreement, please refer to the copy of the Supervisory Agreement filed with the SEC as an exhibit to our 2016 Form 10-K for the year ended December 31, 2016.

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

ITEM 1A. RISK FACTORS

Our financial condition and results of operations may be adversely affected by various factors, many of which are beyond our control. In addition to the factors identified elsewhere in this Report, we believe the most significant risk factors affecting our business are set forth below.

Market, Interest Rate, Credit and Liquidity Risk

Economic and general conditions in the markets in which we operate may adversely affect our business.

Our business and results of operations are affected by economic and market conditions, political uncertainty and social conditions, factors impacting the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets and currencies, liquidity of the financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, and the sustainability of economic growth. Deterioration of any of these conditions could adversely affect our business segments, the level of credit risk we have assumed, our capital levels, liquidity, and our results of operations.

Domestic and international fiscal and monetary policies also affect our business. Central bank actions, particularly those of the Federal Reserve, can affect the value of financial instruments and other assets, such as investment securities and MSRs, and their policies can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in fiscal and monetary policies are beyond our control and difficult to predict but could have an adverse impact on our capital requirements and the cost of running our business.

Changes in interest rates could adversely affect our financial condition and results of operations including our net interest margin, mortgage related assets, and our investment portfolio.

Our results of operations and financial condition could be significantly affected by changes in interest rates. Our financial results depend substantially on net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income represented 53 percent of our total revenue for the full year ended December 31, 2018.

Changes in interest rates may affect the expected average life of our mortgage LHFI and mortgage backed securities and, to a lesser extent, our commercial loans. Decreases in interest rates can trigger an increase in unscheduled prepayments of our loans and mortgage backed securities as borrowers refinance to reduce their own borrowing costs. Conversely, increases in interest rates may decrease loan refinance activity.

The fair value of our fixed-rate financial instruments, including certain LHFI, LHFS, and investment securities is affected by changes in interest rates. If interest rates increase, the fair value of our fixed-rate financial instruments will generally decline and, therefore, have a negative effect on our financial results. We use derivatives to provide a level of protection against interest rate risks, but no hedging strategy will offset this risk completely.

Additionally, the fair value of our MSRs is highly sensitive to changes in interest rates and changes in market implied interest rate volatility. Decreases in interest rates can trigger an increase in actual repayments and market expectation for higher levels of repayments in the future which have a negative impact on MSR fair value. Conversely, higher rates typically drive lower repayments which result in an increase in the MSR fair value. We utilize derivatives to manage the impact of changes in the fair value of the MSRs. Our risk management strategies, which rely on assumptions or projections, may not adequately mitigate the impact of changes in interest rates, interest rate volatility, credit spreads or prepayment speeds, and as a result, the change in the fair value of MSRs may negatively impact earnings.

Changes in the method of determining the London Inter-Bank Offered Rate (LIBOR), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest income or expense.

On July 27, 2017, the United Kingdom Financial Conduct Authority, which oversees LIBOR, formally announced that it could not assure the continued existence of LIBOR in its current form beyond the end of 2021, and that an orderly transition process to one or more alternative benchmarks should begin. In June 2017, the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions organized by the Federal Reserve, announced that it had selected a modified version of the unpublished Broad Treasuries Financing Rate as the preferred alternative reference rate for U.S. dollar obligations. This rate, now referred to as the Secured Overnight Financing Rate (SOFR), is based on actual transactions in certain portions of overnight repurchase agreement markets for certain U.S. Treasury obligations, and was first published during the first half of 2018.

It is unclear whether, or in what form, LIBOR will continue to exist after 2021. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate loans, deposits, obligations, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Additionally, whether or not SOFR attains market traction as a replacement to LIBOR remains in question and it remains uncertain at this time what the impact of a possible transition to SOFR may have on our business, financial result and operations.

Rising interest rates and adverse changes in mortgage market conditions could reduce mortgage revenue.

In 2018, approximately 47 percent of our revenue was derived from our Mortgage Origination segment which includes activities related to the origination and sales of residential mortgages. The residential real estate mortgage lending business is sensitive to changes in interest rates. Declining interest rates generally increase the volume of mortgage originations while higher interest rates generally cause that volume to decrease. Historically, mortgage origination volume and sales for the Bank and for other financial institutions have risen and fallen in response to these and other factors. An increase in interest rates and/or a decrease in our mortgage production volume could have a material adverse effect on our operating results. During 2018, average 10 year U.S. Treasury rates, on which we base our pricing of our 30 year mortgages, was 2.91 percent, 58 basis points higher than average rates experienced during 2017. The sustained higher rates experienced throughout 2018 negatively impacted the mortgage market including loan origination volume and refinancing activity.

In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and investor yield requirements for these loans. These conditions may fluctuate or worsen in the future. Adverse market conditions, including increased volatility and reduced market demand, could result in greater risk in retaining mortgage loans pending their sale to investors. A prolonged period of secondary market illiquidity may result in a reduction of our loan mortgage production volume and could have a material adverse effect on our financial condition and results of operations.

Our mortgage origination business is also subject to the cyclical and seasonal trends of the real estate market. Cyclicality in our industry could lead to periods of strong growth in the mortgage and real estate markets followed by periods of sharp declines and losses in such markets. Seasonal trends have historically reflected the general patterns of residential and commercial real estate sales, which typically peak in the spring and summer seasons. One of the primary influences on our mortgage business is the aggregate demand for mortgage loans, which is affected by prevailing interest rates, housing supply and demand, residential construction trends, and overall economic conditions. If we are unable to respond to the cyclicality of our industry by appropriately adjusting our operations or relying on the strength of our other product offerings during cyclical downturns, our business, financial condition and results of operations could be adversely affected.

To effectively manage our MSR concentration risk we may have to sell our MSRs when market conditions are not optimal or hold MSRs at a level which is punitive to our Common Equity Tier 1 capital (CET1) under Basel III.

We are subject to capital standards requirements, including requirements of the Dodd-Frank Act and those developed by the Bank's regulators based on the Basel Committee on Banking Supervision, commonly referred to as Basel III. Basel III established a qualifying criteria for regulatory capital, including limitations on the amount of DTAs and MSRs that may be held without triggering higher capital requirements. Basel III currently limits the amount of MSRs and DTAs each to 10 percent of CET1, individually, and 15 percent of CET1, in the aggregate.

As of December 31, 2018, we had $290 million in MSRs and a MSR to Common Equity Tier 1 Capital ratio of 23.0 percent. We produced, on average, approximately $89 million of new MSRs per quarter in 2018 and we expect to continue to generate MSRs going forward. Considering the volume of MSRs that we generate, we must continually sell MSRs to manage the concentration of this asset. In 2018, we sold $371 million in MSRs and as of December 31, 2018, we had pending MSR sales with a fair value of $44 million which closed during the first quarter of 2019. While our established plan to manage our MSR concentration incorporates our production volumes and required sales, no assurance can be given that we will be able to do so. Additionally, to manage our MSR concentration, we may have to sell our MSRs at a price less than their fair value due to market constraints present at the time of sale which could have an adverse effect on our financial condition and results of operations.

On October 27, 2017, the agencies issued a notice of proposed rulemaking (NPR) which would simplify certain aspects of the Basel III capital rules. The agencies expect that the capital treatment and transition provisions for items covered by this final rule will change once the simplification proposal is finalized and effective. Specifically, the proposal would increase the limit on MSRs to 25 percent of CET1 and eliminate the aggregate 15 percent CET1 deduction threshold for MSRs and temporary difference DTAs. The increase in the limit on MSRs would allow us to hold up to $347 million in MSRs without being punitive to our capital ratios. The regulators have not yet issued their final rule.

In preparation for the NPR, the Basel III implementation phase-in has been halted for the treatment of MSRs and certain DTAs. The agencies issued a final rule that will maintain the capital rules’ 2017 transition provisions for several regulatory capital deductions and certain other requirements that are subject to multi-year phase-in schedules in the regulatory capital rules. Specifically, the final rule will maintain the capital rules’ 2017 transition provisions at 80 percent for the regulatory capital treatment of the following items: (i) MSRs, (ii) DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, (iii) investments in the capital of unconsolidated financial institutions, and (iv) minority interests. As of December 31, 2018, we had $290 million on MSRs, $48 million in DTAs arising from temporary differences and no material investments in unconsolidated financial institutions or minority interest. This final rule will maintain the 2017 transition provisions for certain items for non-advanced approach banks, such as the Bank.

Our ALLL could be too low to sufficiently cover future credit losses. As of December 31, 2018, our ALLL was $128 million, covering 1.4 percent of total loans held-for-investment. Our estimate of the inherent losses is imperfect and based on management judgment.

Our ALLL, which reflects our estimate of such losses inherent in the loan portfolio at December 31, 2018, may not be adequate to cover actual credit losses. If this allowance is insufficient, future provisions for credit losses could adversely affect our financial condition and results of operations. We attempt to limit the risk that borrowers will fail to repay loans by carefully underwriting our loans, but losses nevertheless occur in the ordinary course of business. Our ALLL is based on historical experience as well as our evaluation of the risks inherent in the loan portfolio at December 31, 2018. The determination of an appropriate level of loan loss allowance is a subjective process that requires significant management judgment, including estimates of loss and the loss emergence period, estimates and judgments about the collectability of our loan portfolio including but not limited to the creditworthiness of our borrowers and the value of real estate or other collateral backing the repayment of loans. New information regarding existing loans, identification of additional problem loans, failure of borrowers and guarantors to perform in accordance with the terms of their loans, and other factors, both within and outside of our control, may require an increase in the ALLL. Moreover, our regulators, as part of their supervisory function, periodically review our ALLL and may recommend or require us to increase the amount of our ALLL, based on their judgment, which may be different from that of our management. Any increase in our loan losses would have an adverse effect on our earnings and financial condition.

Concentration of loans held-for-investment in certain geographic locations and markets may increase the magnitude of potential losses should defaults occur.

Our residential mortgage loan portfolio is geographically concentrated in certain states, including California and Michigan, which comprise approximately 52 percent of the portfolio. In addition, our commercial loan portfolio has a concentration of Michigan lending relationships. Approximately 44 percent of our CRE loans are collateralized by properties in Michigan and 29 percent of our C&I borrowers are located in Michigan. These concentrations have made, and will continue to make, our loan portfolio particularly susceptible to downturns in the local economies and the real estate and mortgage markets in these areas. Adverse conditions that are beyond our control may affect these areas, including unemployment, inflation, recession, natural disasters, declining property values, municipal bankruptcies and other factors which could increase both the probability and severity of defaults in our loan portfolio, reduce our ability to generate new loans and negatively affect our financial results.

In 2018, we continued to grow our commercial portfolio to $5.0 billion at December 31, 2018. As a part of that, CRE and C&I loans grew to $3.6 billion and comprised 39 percent of our total LHFI portfolio. Additionally, our home builder finance program reached $718 million in outstanding loans at December 31, 2018. The home builder lending portfolio contains secured and unsecured loans and our lending platform originates loans throughout the U.S. with regional offices in Houston and Denver. The growth of our home builder lending business may be impacted by overall economic conditions in the areas builders operate as well as new home construction rates and trends.

Commercial loans, excluding our warehouse loans, generally expose us to a greater risk of nonpayment and loss than residential real estate loans due to the more complex nature of underwriting. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. At December 31, 2018, our largest CRE and C&I borrowers had loans of $71 million and $70 million, respectively. Further, we have commitments up to $100 million in our CRE and C&I portfolios. As such, a default by one of our larger borrowers could result in a significant loss relative to our ALLL. Additionally, secured loans, including residential and commercial real estate, may experience changes in the underlying collateral value due to adverse market conditions which could result in increased charge-offs in the event of a loan default.

At December 31, 2018, our adjustable-rate warehouse lines of credit granted to other mortgage lenders was $3.8 billion, of which $1.5 billion was outstanding. There may be risks associated with the mortgage lenders that borrow from the Bank, including credit risk, inadequate underwriting, and potential external fraud. At December 31, 2018, our largest borrower had an outstanding advance of $80 million. A default by one of our larger warehouse borrowers could result in a large loss. Additionally, adverse changes to industry competition, mortgage demand and the interest rate environment may have a negative impact on warehouse lending.

Liquidity risk may affect our ability to meet obligations and impact our ability to grow our business.

We require substantial liquidity to repay our customers' deposits, fulfill loan demand, meet borrowing obligations as they come due, and fund our operations under both normal operating environments and unforeseen circumstances causing liquidity stress. Our liquidity could be impaired by our inability to access the capital markets or unforeseen outflows of deposits. Our access to liquidity, including deposits, as well as the cost of that liquidity, is dependent on various factors, a number of which could make funding more difficult, more expensive or unavailable on any terms. These factors include: losses or declining financial results, material changes to operating margins, financial leverage on an absolute basis or relative to peers, changes within the organization, specific events that impact our financial condition or reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, the corporate and regulatory structure, balance sheet and capital structure, geographic and business diversification, interest rate fluctuations, market share and competitive position, general economic conditions and the legal, regulatory, accounting and tax environments governing funding transactions. Many of these factors are beyond our control. A material deterioration in any one or a combination of these factors could result in a downgrade of our credit or servicer standing with counterparties or a decline in our reputation within the marketplace, and could result in higher cash outflows requiring additional access to liquidity, having a limited ability to borrow funds, maintain or increase deposits (including custodial deposits from our agency servicing portfolio) or to raise capital on commercially reasonable terms or at all.    If we are unable to maintain and grow certain of these financing arrangements, are restricted from accessing certain funding sources by our regulators, are unable to arrange for new financing on acceptable terms, or if we default on any of the covenants imposed upon us by our borrowing facilities, then we may have to limit our growth, reduce the number of loans we are able to originate or take actions that could have other negative effects on our operations.

We are a holding company and are, therefore, dependent on the Bank for funding of obligations.

As a holding company with no significant assets other than the capital stock of the Bank and cash on hand, our ability to service our debt, including interest payments on our senior notes and trust preferred securities, pay dividends, repurchase shares of our common stock, pay for certain services we purchase from the Bank and cover operating expenses, depend upon available cash on hand and the receipt of dividends from the Bank. The holding company had cash and cash equivalents of $201 million at December 31, 2018, or approximately 3.2 years of future cash outflows, dividend payments, share repurchases and debt service coverage when excluding the redemption of $250 million of senior notes which mature on July 15, 2021. On January 29, 2019, our Board of Directors approved an accelerated share repurchase ("ASR") agreement with Wells Fargo, N.A. to repurchase up to $50 million of the Company's common stock. Operating expenses, which include costs paid to the Bank, totaled $34 million for the year ended December 31, 2018. The declaration and payment of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Bank's Board of Directors and to applicable regulatory and legal limitations. If the Bank, does not, or cannot, make sufficient dividend payments to us, we may not be able to service our debt, which could have a material adverse effect on our financial condition and results of operations or could cause us to take other actions which could be materially detrimental.

Regulatory Risk

We are highly dependent on the Agencies to buy mortgage loans that we originate. Changes in these entities or their current roles could adversely affect our business, financial condition and results of operations.

We generate mortgage revenues primarily from gains on the sale of single-family residential loans pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and other investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. During the year ended December 31, 2018, we sold approximately 50 percent of our mortgage loans to Fannie Mae and Freddie Mac. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, result in a lower volume of corresponding loan originations or other administrative costs which may materially adversely affect our results of operations or could cause us to take other actions that would be materially detrimental.

Fannie Mae and Freddie Mac remain in conservatorship and a path forward for them to emerge from conservatorship is unclear. Their roles could be reduced, modified or eliminated as a result of regulatory actions and the nature of their guarantees could be limited or eliminated relative to historical measurements. The elimination or modification of the traditional roles of Fannie Mae or Freddie Mac could create additional competition in the market and significantly and adversely affect our business, financial condition and results of operations.

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

We depend upon having FDIC insurance to raise deposit funding at reasonable rates. Future changes in deposit insurance premiums and special FDIC assessments could adversely affect our earnings.

The Dodd-Frank Act required the FDIC to substantially revise its regulations for determining the amount of an institution's deposit insurance premiums. Consequently, the FDIC has defined the deposit insurance assessment base for an insured depository institution as average consolidated total assets during the assessment period, minus average Tier 1 Capital. Our assessment rate is determined by use of a scorecard that combines our CAMELS ratings with certain other financial information. Changes in the level and mix of these financial components in the scorecard may result in a higher assessment rate. The FDIC may determine that we present a higher risk to the DIF than other banks due to various factors. These factors include significant risks relating to interest rates, loan portfolio and geographic concentration, concentration of high credit risk loans, increased loan losses, regulatory compliance, existing and future litigation and other factors. As a result, we could be subject to higher deposit insurance premiums and special assessments in the future that could adversely affect our earnings. The Bank’s deposit insurance premiums and special assessments in the future also may be higher than competing banks may be required to pay. For the years ended December 31, 2018, 2017 and 2016, our FDIC insurance expense premiums totaled $22 million, $16 million and $11 million, respectively.

Operational Risk

Our recent acquisition of bank branches from Wells Fargo involves integration and other risks.

Bank branch acquisitions involve a number of challenges including, the ability to integrate new business into operations, internal controls and regulatory functions. There is no assurance we will be able to limit the outflow of deposits held by our new customers in the acquired branches or attract new deposits and generate new interest-earning assets in geographic areas we did not previously serve. There is no guarantee that the acquired branches will achieve results in the future similar to those achieved by our existing banking business; that we will compete effectively in the market areas served by acquired branches; or that we will manage any growth resulting from the transaction effectively. We face the additional risk that the anticipated benefits of the acquisition may not be realized fully or at all, or within the time period expected.

A failure of our information technology systems, or those of any of our key third party vendors or service providers, could cause operational losses and damage our reputation.

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

Because we conduct part of our business over the Internet and outsource a significant number of our critical functions to third parties, our operations depend on our third-party service providers to maintain and operate their own technology systems. To the extent these third parties’ systems fail, despite our monitoring and contingency plans, we may be unable to conduct business or provide certain services, and we may face financial and reputational losses as a result.

We face operational risks due to the high volume and the high dollar value of transactions we process.

We rely on the ability of our employees and systems to process a wide variety of transactions. Many of the transactions we process may be of high dollar value, such as those related to mortgage lending and warehouse advances. In 2018, we originated a total of $32.5 billion in residential mortgage loans and processed $33.9 billion of warehouse lending advances. We face operational risk from, but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions, errors relating to transaction processing and technology, breaches of our internal control systems or failures of those of our suppliers or counterparties, compliance failures, cyber-attacks, technology failures, or unforeseen problems related to system implementations or upgrades, business continuation and disaster recovery issues, and other external events. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. The occurrence of any of these events could result in a financial loss, regulatory action or damage to our reputation.

We may lose market share to our competitors if we are not able to respond to technological change and introduce new products and services.

Financial products and services have become increasingly technologically driven. We may not be able to respond to technological innovations as quickly as our competitors do. Certain of our competitors are making significantly greater investments and allocating significantly more in financial resources toward technological innovations than we historically have. Our ability to meet the needs of our customers and introduce competitive products in a cost-efficient manner depends on our responsiveness to technological advances, investment in new technology as it becomes available, and obtaining and maintaining related essential personnel. Furthermore, the introduction of new technologies and products by financial technology companies and platforms may adversely affect our ability to maintain our customer base, obtain new customers or successfully grow our business. The failure to respond to the product demands of our customers, due to cost, proficiency or otherwise, could have a material adverse impact on our business and therefore on our financial condition and results of operations.

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
Privacy laws are continually evolving and many state and local jurisdictions have laws that differ from federal law or privacy policies, further some of those policies or laws may conflict. If we fail to comply with applicable privacy policies or federal, state, local or international laws and regulations or experience any compromise of security that results in the unauthorized release of personally identifiable information or other user data, those events could damage the reputation of our business, and discourage potential users from utilizing our products and services. In addition, we may have to bear the cost of mitigating identity theft concerns, and may be subject to fines or legal proceedings by governmental agencies or consumers. Any of these events could adversely affect our business and financial condition.

We may be terminated as a servicer or subservicer or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.

Servicing revenue makes up approximately 11 percent of our total revenue and contributed approximately $1.8 billion in average custodial deposits during 2018. At December 31, 2018, we had relationships with 7 owners of MSRs, excluding ourselves, in which we act as servicer or subservicer for the mortgage loans they own. Due to the limited number of relationships, discontinuation of existing agreements with any of those third parties or adverse changes in contractual terms could have a significant negative impact to our mortgage servicing revenue. The terms and conditions in which a master servicer may terminate subservicing contracts are broad and, in some instances, could be exercised at the discretion of the master servicer without requiring cause. Additionally, the master servicer directs the oversight of custodial deposits associated with serviced loans and, to the extent allowable, could choose to transfer the oversight of the Bank's custodial deposits to another depository institution. Further, as servicer or subservicer of loans, we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

We may be required to repurchase mortgage loans, pay fees or indemnify buyers against losses.

When mortgage loans are sold by us, we make customary representations and warranties to purchasers, guarantors and insurers, including the Agencies, about the mortgage loans, and the manner in which they were originated. Whole loan sale agreements require us to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower or we may be required to pay fees. We also are subject to litigation relating to these representations and warranties which may result in significant costs. With respect to loans that are originated through our broker or correspondent channels, the remedies we have available against the originating broker or correspondent, if any, may not be as broad as the remedies available to purchasers, guarantors and insurers of mortgage loans against us. We also face further risk that the originating broker or correspondent, if any, may not have the financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser, guarantor or insurer enforces its remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims, our liquidity, results of operations and financial condition may also be adversely affected.

For certain investors and/or certain transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit or other losses incurred on the loan as a remedy for servicing errors with respect to the loan. If we have increased repurchase obligations because of claims for which we did not satisfy our obligations, or increased loss severity on such repurchases, we may have a significant reduction to noninterest income or an increase to noninterest expense. We may incur significant costs if we are required to, or if we elect to, re-execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. Any of these actions may harm our reputation or negatively affect our servicing business and, as a result, our profitability.

Our representation and warranty reserve, which is based on an estimate of probable future losses, was $7 million at December 31, 2018. This may not be adequate to cover losses for loans that we have sold or securitized for which we may be subsequently required to repurchase, pay fines or fees, or indemnify purchasers and insurers because of violations of customary representations and warranties. Our regulators, as part of their supervisory function, periodically review our representation and warranty reserve for losses. Our regulators may recommend or require us to increase our reserve, based on their judgment, which may differ from that of our management. The repurchase demand pipeline was $9 million UPB at December 31, 2018.

We utilize third party mortgage originators which subjects us to strategic, reputation, compliance and operational risk.

In 2018, approximately 86 percent of our residential first mortgage volume depended upon the use of third party mortgage originators, i.e. mortgage brokers and correspondent lenders, who are not our employees. These third parties originate mortgages and provide services to many different banks and other entities. Accordingly, they may have relationships with or loyalties to such banks and other parties that are different from those they have with or to us. Failure to maintain good relations with such third party mortgage originators could have a negative impact on our market share which would negatively impact our results of operations.

We rely on third party mortgage originators to originate and document the mortgage loans we purchase or originate. While we perform due diligence on the mortgage companies with whom we do business and review the loan files and loan documents we purchase to attempt to detect any irregularities or legal noncompliance, we have less control over these originators than employees of the Bank.

Due to regulatory scrutiny, our third party mortgage originators could choose or be required to either reduce the scope of their business or exit the mortgage origination business altogether. The TILA-RESPA Integrated Disclosure Rule issued by the CFPB establishes comprehensive mortgage disclosure requirements for lenders and settlement agents in connection with most closed-end consumer credit transactions secured by real property. The rule requires certain disclosures to be provided to consumers in connection with applying for and closing on a mortgage loan. The rule also mandates the use of specific disclosure forms, timing of communicating information to borrowers and certain record keeping requirements. The ongoing administrative burden and the system requirements associated with complying with these rules or potential changes to these rules could impact our mortgage volume and increase costs. In addition, these arrangements with third party mortgage originators and the fees payable by us to such third parties could be subject to regulatory scrutiny and restrictions in the future.

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

General Risk Factors

MP Thrift, an entity managed and controlled by MatlinPatterson, owns 47.8 percent of our common stock. Future issuance of Flagstar’s common stock in the public market, or as a result of actions taken by MP Thrift, could adversely affect the trading price of Flagstar’s common stock.

As of December 31, 2018, MP Thrift owned 47.8 percent of the Company’s common stock. Sales of a substantial number of shares of Flagstar’s common stock in the public market, or the perception that these sales might occur, may cause the market price of Flagstar’s common stock to decline. Further, a large quantity of our shares introduced into the market, either at once or over time, could increase the supply of Flagstar common stock, thereby putting pressure on our stock price. Pricing pressure could further be exacerbated by low trading volumes and market conditions, both of which may impact the extent of time it may take for pricing to rationalize.

We are subject to various legal or regulatory investigations and proceedings.

At any given time, we are involved with a number of legal and regulatory examinations as a part of the routine reviews conducted by regulators and other parties which may involve consumer protection, employment, tort, and numerous other laws and regulations. Proceedings or actions brought against us may result in judgments, settlements, fines, injunctions, business improvement orders, consent orders, supervisory agreements, restrictions on our business activities, or other results adverse to us, which could materially and negatively affect our business. If such claims and other matters are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for those products and services. Some of the laws and regulations to which we are subject may provide a private right of action that a consumer or class of consumers may pursue to enforce these laws and regulations. We have been, and may be in the future, subject to stockholder derivative actions, which could seek significant damages or other relief. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Claims asserted against us can be highly complicated and slow to develop, making the outcome of such proceedings difficult to predict or estimate early in the process. As a participant in the financial services industry, it is likely that we will be exposed to a high level of litigation and regulatory scrutiny relating to our business and operations.

In 2018, the Ninth Circuit Federal Court of Appeals held that California state law requiring mortgage servicers to pay interest on certain mortgage escrow accounts was not, as a matter of law, preempted by the National Bank Act (Lusnak v. Bank of America). This ruling goes against the position that regulators, national banks and other federally-chartered financial institutions have taken regarding the preemption of state-law mortgage escrow interest requirements. The opinion issued by the Ninth Circuit Federal Court of Appeals is legal precedent only in certain parts of the western United States. If the Ninth’s Circuit’s holding is more broadly adopted by other Federal Circuits, including those covering states that currently have or in the future may enact statutes requiring the payment of interest on escrow balances or if we would be required to retroactively apply interest on escrows, the Company’s earnings could be adversely affected.

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

In addition, we are subject to regulations that allow us to make severance payments only in limited circumstances. Our named executive officers may be entitled to certain severance and change in control benefits. Although we follow certain leading practices with respect to executive compensation including the elimination of supplemental executive retirement plans (SERPs) or other nonqualified plans for executives and avoiding severance payments for "cause" terminations or voluntary resignations, we may be subject to certain legal or regulatory risks associated with previous employment agreements or retirement plans which could impact our liabilities and results of operations related to these matters.

Other Risk Factors

The above description of risk factors is not exhaustive. Other risk factors are described elsewhere herein as well as in other reports and documents that we file with or furnish to the SEC. Other factors that could also cause results to differ from our expectations may not be described herein or in any such report or document.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Flagstar's headquarters is located in Troy, Michigan at 5151 Corporate Drive and we operate a regional office in Jackson, Michigan. We own both the headquarters and regional office buildings.

At December 31, 2018, we operated 160 bank branches in the following states:

	Owned	Leased	Total	Free-Standing Office Building	In-Store Banking Center	Buildings with Other Tenants	Total
Michigan	87	27	114	90	2	22	114
Indiana	27	6	33	31	—	2	33
California	8	—	8	8	—	—	8
Wisconsin	3	1	4	3	—	1	4
Ohio	1	—	1	1	—	—	1
Total	126	34	160	133	2	25	160

We also have 75 retail mortgage locations, 4 wholesale lending offices, and 9 commercial lending offices. These locations are primarily leased and located in 25 states.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is party to legal proceedings incident to its business. For further information, see Note 21 - Legal Proceedings, Contingencies and Commitments.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NYSE under the trading symbol FBC. At December 31, 2018, there were 57,749,464 shares of our common stock outstanding held by 11,746 stockholders of record.

Dividends

We had not paid dividends on our common stock since the fourth quarter 2007. On January 29, 2019, our Board of Directors declared a quarterly cash dividend which will commence in the first quarter of 2019. The declaration and payment of future dividends, if any, will be considered by our Board of Directors in its discretion and will depend on a number of factors, including our financial condition, liquidity, earnings and prospective earnings.

Sale of Unregistered Securities

We made no unregistered sales of our equity securities during the fiscal year ended December 31, 2018.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchases as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2018 to October 31, 2018	—	—	—	—
November 1, 2018 to November 30, 2018	—	—	—	—
December 1, 2018 to December 31, 2018	4,709	$31.51	4,709	28,919

On October 16, 2018, the Board approved the offer to repurchase common stock from beneficial owners of 99 or fewer shares of common stock, commonly referred as an odd-lot buyback. This repurchase offer is complete and expired on January 11, 2019. All repurchased shares are authorized and will be accounted for as treasury stock in the Consolidated Statements of Financial Condition.

On January 31, 2019, our Board of Directors announced an accelerated share repurchase ("ASR") agreement with Wells Fargo, N.A. to repurchase up to $50 million of the Company's common stock. The ASR program commenced on February 1, 2019. Under the terms of the ASR, the Company received an initial delivery of approximately 1.3 million shares which represents 82 percent of the total number of shares expected to be repurchased pursuant to the ASR program, based on the closing price of $30.85 on January 31, 2019. The total number of shares to be repurchased will be based on the average of the Company’s daily volume-weighted average stock price, less a discount, during the term of the ASR program, which is expected to be completed by the end of the second quarter of 2019.

Equity Compensation Plan Information

For information with respect to securities to be issued under our equity compensation plans, see Part III, Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which information is hereby incorporated by reference.

Performance Graph

CUMULATIVE TOTAL STOCKHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
DECEMBER 31, 2013 THROUGH DECEMBER 31, 2018

	Flagstar Bancorp	Nasdaq Financial	Nasdaq Bank	S&P Small Cap 600	Russell 2000
December 31, 2013	100	100	100	100	100
December 31, 2014	80	102	103	104	104
December 31, 2015	118	106	110	101	98
December 31, 2016	137	130	148	126	117
December 31, 2017	191	147	153	141	132
December 31, 2018	135	132	126	127	116

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2018 (1)	2017 (2)	2016 (3)	2015	2014 (4)
	(In millions, except share data and percentages)
Summary of Consolidated Statements of Operations
Net interest income	$497	$390	$323	$287	$247
Provision (benefit) for loan losses	(8)	6	(8)	(19)	132
Noninterest income	439	470	487	470	372
Noninterest expense	712	643	560	536	590
Provision (benefit) for income taxes	45	148	87	82	(34)
Net income (loss)	187	63	171	158	(69)
Preferred stock dividends/accretion	—	—	—	—	(1)
Net income (loss) from continuing operations	$187	$63	$171	$158	$(70)
Income (loss) per share:
Basic	$3.26	$1.11	$2.71	$2.27	$(1.72)
Diluted	$3.21	$1.09	$2.66	$2.24	$(1.72)
Weighted average shares outstanding:
Basic	57,520,289	57,093,868	56,569,307	56,426,977	56,246,528
Diluted	58,322,950	58,178,343	57,597,667	57,164,523	56,246,528

(1)
Net interest income includes $29 million of pre-tax hedging gains reclassified from AOCI. Noninterest expense includes $15 million of pre-tax acquisition-related expenses related to the Wells Fargo branch acquisition.

(2)
Provision for income taxes includes $80 million non-cash charge resulting from the revaluation of the Company's net deferred tax asset (DTA) at a lower statutory rate as a result of the Tax Cuts and Jobs Act.

(3)	Noninterest income includes $24 million of pre-tax benefit due to the reduction of the DOJ settlement liability.

(4)
Provision for loan losses includes $96 million charge due to changes in estimates related to the loss emergence period on residential loans and the evaluation of risk associated with interest-only loans. Noninterest expense includes $38 million related to CFPB litigation settlement expense.

	December 31,
	2018	2017	2016	2015	2014
	(In millions, except per share data and percentages)
Summary of Consolidated Statements of Financial Condition
Total assets	$18,531	$16,912	$14,053	$13,715	$9,840
Loans receivable, net	13,221	12,165	9,465	9,226	6,523
Total deposits	12,380	8,934	8,800	7,935	7,069
Total short-term and long-term Federal Home Loan Bank advances	3,394	5,665	2,980	3,541	514
Long-term debt	495	494	493	247	331
Stockholders' equity (1)	1,570	1,399	1,336	1,529	1,373
Book value per common share	27.19	24.40	23.50	22.33	19.64
Tangible book value per share (2)	23.90	24.04	23.50	22.33	19.64
Number of common shares outstanding	57,749,464	57,321,228	56,824,802	56,483,258	56,332,307

(1)	Includes preferred stock totaling $267 million for the years ended December 31, 2015 and December 31, 2014.

(2)	Excludes goodwill and intangibles of $190 million and $21 million for the years ended December 31, 2018 and December 31, 2017, respectively. See Non-GAAP Financial Measures for further information.

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(In millions, except share data and percentages)
Average Balances:
Average interest-earning assets	$16,136	$14,130	$12,164	$10,436	$8,440
Average interest paying liabilities	13,124	11,848	9,757	8,305	6,780
Average stockholders’ equity	1,488	1,433	1,464	1,486	1,406
Selected Ratios:
Interest rate spread (1)	2.81%	2.56%	2.45%	2.58%	2.80%
Adjusted interest rate spread (1)(2)	2.58%	2.56%	2.45%	2.58%	2.80%
Net interest margin	3.07%	2.75%	2.64%	2.74%	2.91%
Adjusted net interest margin (2)	2.89%	2.75%	2.64%	2.74%	2.91%
Return (loss) on average assets	1.04%	0.40%	1.23%	1.32%	(0.71)%
Return (loss) on average equity	12.58%	4.41%	11.69%	10.63%	(4.97)%
Return (loss) on average common equity	12.6%	4.4%	13.0%	10.5%	(6.1)%
Equity-to-assets ratio	8.47%	8.27%	9.50%	11.14%	13.95%
Common equity-to-assets ratio	8.47%	8.27%	9.50%	9.20%	11.24%
Tangible common equity-to-assets ratio (3)	7.45%	8.15%	9.50%	9.20%	11.24%
Equity/assets ratio (average for the period)	8.28%	9.05%	10.52%	12.43%	14.22%
Efficiency ratio	76.0%	74.8%	69.2%	70.9%	95.4%
Bancorp Tier 1 leverage (to adjusted avg. total assets) (4)	8.29%	8.51%	8.88%	11.51%	N/A
Bank Tier 1 leverage (to adjusted avg. total assets) (4)	8.67%	9.04%	10.52%	11.79%	12.43%
Effective tax provision rate (5)	19.4%	70.1%	33.7%	34.2%	32.9%
Selected Statistics:
Mortgage rate lock commitments (fallout-adjusted) (6)	$30,308	$32,527	$29,372	$25,511	$24,007
Mortgage loans originated	$32,465	$34,408	$32,417	$29,368	$24,585
Mortgage loans sold and securitized	$32,076	$32,493	$32,033	$26,307	$24,407
Number of bank branches	160	99	99	99	107
Number of FTE employees	3,938	3,525	2,886	2,713	2,739

(1)	Interest rate spread is the difference between the yield earned on average interest-earning assets for the period and the rate of interest paid on average interest-bearing liabilities.

(2)
The year ended December 31, 2018, excludes $29 million of hedging gains reclassified from AOCI to net interest income in conjunction with the payment of long-term FHLB advances. See Non-GAAP Financial Measures for further information.

(3)	Excludes goodwill and intangibles of $190 million and $21 million for the years ended December 31, 2018 and December 31, 2017, respectively. See Non-GAAP Financial Measures for further information.

(4)	Basel III transitional.

(5)
The year ended December 31, 2017 includes an $80 million, non-cash charge to the provision for income taxes resulting from the revaluation of the Company's net deferred tax asset (DTA) at a lower statutory rate as a result of the Tax Cuts and Jobs Act.

(6)
Fallout-adjusted mortgage rate lock commitments are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience, the level of interest rates and other factors.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of our financial condition and results of operations. This should be read in conjunction with our Consolidated Financial Statements and related notes filed with this report in Part II, Item 8. Financial Statements and Supplementary Data.

Overview

We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered savings bank founded in 1987. We provide a range of commercial, small business, and consumer banking services and we are the 5th largest bank mortgage originator in the nation. We distinguish ourselves by crafting specialized solutions for our customers, local delivery, high quality customer service and competitive product pricing. For additional details and information on each of our lines of business, see MD&A - Operating Segments and Note 23 - Segment Information.

The year ended December 31, 2018 resulted in net income of $187 million, or $3.21 per diluted share, and adjusted net income of $176 million, or $3.02 per diluted share, when excluding Wells Fargo branch acquisition expenses of $13 million, and related hedging gains of $24 million, both net of taxes. When comparing full year 2018 to full year 2017, net income increased $124 million, or $1.57 per diluted share. Excluding the Wells Fargo branch acquisition expenses and related hedging gains from 2018, and an $80 million charge to the provision for income taxes in 2017 resulting from tax reform, adjusted net income increased $33 million, or $0.55 per diluted share. During 2018, we continued to grow the community bank, strengthened our balance sheet with high quality interest earning assets and stable liquidity, and continued to diversify our earnings.

Three strategic banking acquisitions in 2018 further strengthened the community bank. In the first quarter we acquired eight branches of Desert Community Bank and the mortgage loan warehouse business from Santander Bank, followed by the acquisition of 52 branches from Wells Fargo in the fourth quarter. These acquisitions expanded our banking footprint and added $2.2 billion of deposits and $760 million of loans to our balance sheet as of December 31, 2018.

As a result of our acquisitions and continued organic growth, average interest-earning assets increased $2.0 billion, with broad based growth in both our commercial and consumer loan portfolios, which increased $1.2 billion and $704 million, respectively. The acquired low-cost deposits were the primary driver of the $2.5 billion increase in retail and government deposits in 2018, which provides ample liquidity to fund future balance sheet growth. The increase in earning-assets, along with consistent expansion of our net interest margin reflecting higher yielding loans and low-cost deposits, drove up adjusted net interest income less the hedging gains, $78 million, or 20 percent. Net interest income accounted for 52 percent of total revenues in 2018, compared to 45 percent in 2017.

Our mortgage servicing business continued to gain scale and we ended the year servicing nearly 827,000 accounts, representing an 87 percent increase from the prior year. During 2018, we had $29 billion in MSR sales with subservicing retained on 100 percent of these sales, strengthening our national position as the 6th largest subservicer. This business continues to provide both stable deposits and a reliable, predictable source of fee income.

The mortgage market continued to be challenging throughout 2018 as the national mortgage origination market experienced an 8 percent decline in volume from the prior year. As a result, our mortgage origination volume declined 6 percent to $32 billion, contributing to a $68 million decrease in net gain on loan sales. This loss was partially offset by stronger valuations and lower prepayments on our mortgage servicing assets, which improved $14 million.

Earnings Performance Highlights

	For the Years Ended December 31,
	2018	2017	2016	Change 2018 vs. 2017	Change 2017 vs. 2016
	(Dollars in millions)
Net interest income	$497	$390	$323	$107	$67
Provision (benefit) for loan losses	(8)	6	(8)	(14)	14
Total noninterest income	439	470	487	(31)	(17)
Total noninterest expense	712	643	560	69	83
Provision for income taxes	45	148	87	(103)	61
Net income	$187	$63	$171	$124	$(108)
Adjusted net income (1)	$176	$143	$155	$33	$(12)
Income per share:
Basic	$3.26	$1.11	$2.71	$2.15	$(1.60)
Diluted	$3.21	$1.09	$2.66	$2.12	$(1.57)
Adjusted diluted (1)	$3.02	$2.47	$2.38	$0.55	$0.09

(1)	For further information, see MD&A - Use of Non-GAAP Financial Measures.

2018 Compared to 2017

•	Net income increased $124 million, or $2.12 per diluted share, to $187 million, or $3.21 per diluted share.

•
Adjusted net income increased $33 million, or $0.55 per diluted share, to $176 million, or $3.02 per diluted share, when excluding an $80 million charge due to tax reform in 2017 and Wells Fargo branch acquisition expenses of $13 million, net of tax, and related hedging gains of $24 million, net of tax, in 2018.

•
Net interest income increased $107 million, or $78 million, when excluding hedging gains of $29 million which were reclassified from AOCI. The increase in net interest income was primarily driven by 14 percent higher average interest-earning assets, led by commercial loan growth, and net interest margin expansion of 14 basis points.

•	The provision for loan losses decreased $14 million, primarily driven by minimal net charge-offs and low levels of delinquencies.

•	Noninterest income decreased $31 million, primarily due to a $68 million decrease in net gain on loan sales, partially offset by a $14 million increase in net return on MSRs.

•
Noninterest expense increased $69 million, primarily resulting from organic growth and acquisitions which drove higher compensation and benefits, along with an increase in occupancy and equipment expenses.

•
Provision for income taxes decreased $103 million, primarily resulting from the revaluation of our DTAs as a result of the new tax legislation in the fourth quarter of 2017 and a lower corporate tax rate throughout 2018.

2017 Compared to 2016

•	Net income decreased $108 million, or $1.57 per diluted share, to $63 million, or $1.09 per diluted share.

•
Adjusted net income decreased $12 million, or $0.09 per diluted share, to $143 million, or $2.47 per diluted share, when excluding a $16 million, net of tax, decrease in the fair value of the DOJ settlement in 2016 and an $80 million charge due to tax reform in 2017.

•
Net interest income increased $67 million, due to interest earning asset growth of $2.0 billion led by higher average LHFS resulting from extending turn times and accumulation of loans in support of residential mortgage backed securitization and commercial lending growth.

•	The provision for loan losses increased $14 million, primarily due to 2016 sales of consumer loans which resulted in a gain and increases in the provision in 2017 driven by loan growth.

•
Noninterest income decreased $17 million, primarily due to a $48 million decrease in net gain on loan sales and a $24 million decrease in the fair value of the DOJ liability settlement in 2016, partially offset by a $48 million increase in the net return on MSRs.

•	Noninterest expense increased $83 million, primarily driven by growth initiatives, including our 2017 acquisitions, as well as higher mortgage volume related expenses.

Net Interest Income

The following table presents on a consolidated basis interest income from average assets and liabilities, expressed in dollars and yields:

	For the Years Ended December 31,
	2018			2017			2016
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$4,196	$190	4.52%	$4,146	$165	3.99%	$3,134	$113	3.62%
Loans held-for-investment
Residential first mortgage	2,949	105	3.56%	2,549	85	3.35%	2,328	74	3.16%
Home Equity	690	36	5.21%	471	24	5.06%	475	24	5.17%
Other	111	6	5.73%	26	1	4.51%	29	1	4.73%
Total Consumer loans	3,750	147	3.93%	3,046	110	3.62%	2,832	99	3.52%
Commercial Real Estate	2,063	109	5.23%	1,579	68	4.25%	1,004	35	3.46%
Commercial and Industrial	1,288	69	5.32%	981	47	4.73%	631	27	4.22%
Warehouse Lending	1,318	69	5.14%	890	43	4.73%	1,346	58	4.22%
Total Commercial loans	4,669	247	5.23%	3,450	158	4.51%	2,981	120	3.97%
Total loans held-for-investment (1)	8,419	394	4.65%	6,496	268	4.09%	5,813	219	3.75%
Loans with government guarantees	303	11	3.53%	290	13	4.30%	435	16	3.59%
Investment securities	3,094	86	2.76%	3,121	80	2.57%	2,653	68	2.56%
Interest-bearing deposits	124	2	1.83%	77	1	1.15%	129	1	0.50%
Total interest-earning assets	16,136	$683	4.21%	14,130	$527	3.71%	12,164	$417	3.42%
Other assets	1,844			1,716			1,743
Total assets	$17,980			$15,846			$13,907
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$764	$7	0.93%	$514	$1	0.19%	$489	$1	0.18%
Savings deposits	3,300	29	0.87%	3,829	29	0.76%	3,751	29	0.78%
Money market deposits	288	2	0.49%	255	1	0.50%	278	1	0.44%
Certificates of deposit	2,015	34	1.70%	1,187	14	1.18%	990	10	1.05%
Total retail deposits	6,367	72	1.12%	5,785	45	0.78%	5,508	41	0.76%
Government deposits
Demand deposits	259	1	0.57%	222	1	0.45%	228	1	0.39%
Savings deposits	535	8	1.41%	406	3	0.68%	442	2	0.52%
Certificates of deposit	355	5	1.44%	329	2	0.82%	382	2	0.40%
Total government deposits	1,149	14	1.23%	957	6	0.67%	1,052	5	0.45%
Wholesale deposits and other	401	8	2.02%	23	—	1.35%	—	—	—%
Total interest-bearing deposits	7,917	94	1.18%	6,765	51	0.77%	6,560	46	0.71%
Short-term FHLB advances and other	3,521	68	1.93%	3,356	37	1.09%	1,249	5	0.44%
Long-term FHLB advances	1,192	(4)	(0.32)%	1,234	24	1.92%	1,584	27	1.72%
Less: Swap gain reclassified out of OCI (5)	—	29	—%	—	—	—%	—	—	—%
Adjusted long-term FHLB advances (5)	1,192	25	2.12%	1,234	24	1.92%	1,584	27	1.72%
Other long-term debt	494	28	5.56%	493	25	5.08%	364	16	4.34%
Adjusted total interest-bearing liabilities (5)	13,124	215	1.63%	11,848	137	1.15%	9,757	94	0.97%
Noninterest-bearing deposits (2)	2,858			2,142			2,202
Other liabilities	510			423			484
Stockholders’ equity	1,488			1,433			1,464
Total liabilities and stockholders' equity	$17,980			$15,846			$13,907
Adjusted net interest income (5)		$468			$390			$323
Adjusted interest rate spread (3) (5)			2.58%			2.56%			2.45%
Adjusted net interest margin (4) (5)			2.89%			2.75%			2.64%
Ratio of average interest-earning assets to interest-bearing liabilities			122.9%			119.3%			124.7%

(1)	Includes nonaccrual loans, for further information relating to nonaccrual loans, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies.

(2)	Includes noninterest-bearing custodial deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest earning assets.

(5)
The year ended December 31, 2018, excludes $29 million of hedging gains reclassified from AOCI in conjunction with the payment of long-term FHLB advances. See Non-GAAP Financial Measures for further information.

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

	For the Years Ended December 31,
	2018 Versus 2017 Increase (Decrease) Due to:			2017 Versus 2016 Increase (Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$23	$2	$25	$15	$37	$52
Loans held-for-investment
Residential first mortgage	7	13	20	5	6	11
Home equity	2	10	12	—	—	—
Other	1	4	5	—	—	—
Total Consumer loans	10	27	37	5	6	11
Commercial Real Estate	20	21	41	13	20	33
Commercial and Industrial	8	14	22	5	15	20
Warehouse Lending	6	20	26	4	(19)	(15)
Total Commercial loans	34	55	89	22	16	38
Total loans held-for-investment	44	82	126	27	22	49
Loans with government guarantees	(3)	1	(2)	2	(5)	(3)
Investment securities	7	(1)	6	—	12	12
Interest-earning deposits	—	1	1	—	—	—
Total interest-earning assets	$71	$85	$156	$44	$66	$110
Interest-Bearing Liabilities
Interest-bearing deposits	$34	$9	$43	$3	$3	$6
Short-term FHLB advances and other	30	1	31	22	9	31
Long-term FHLB advances (1)	2	(1)	1	2	(5)	(3)
Other long-term debt	2	1	3	4	5	9
Total interest-bearing liabilities (1)	68	10	78	31	12	43
Change in net interest income (1)	$3	$75	$78	$13	$54	$67

(1)
The year ended December 31, 2018, excludes $29 million of hedging gains reclassified from AOCI in conjunction with the payment of long-term FHLB advances. See Non-GAAP Financial Measures for further information.

2018 Compared to 2017

For the year ended December 31, 2018, net interest income increased $107 million, or $78 million when excluding a $29 million hedging gain, compared to the same period in 2017. The increase was primarily driven by growth in average interest earning assets, led by increases in our higher yielding commercial loan portfolio, and a 14 basis point increase in net interest margin.

Our net interest margin for the year ended December 31, 2018 was 2.89 percent, compared to 2.75 percent for the year ended December 31, 2017. The increase in net interest margin was primarily due to growth in our commercial loan portfolio, partially offset by higher average rates on deposits. Loans-held-for-investment saw a 56 basis point increase in average yield, primarily due to higher yields on our commercial loans, driven by increases in LIBOR rates during 2018. In comparison, our interest bearing deposit costs increased 41 basis points, representing a deposit beta of 41 percent, which is the change in the annualized rate of our deposits divided by the change in the Federal Reserve discount rate. The average yield on our LHFI portfolio, influenced by our variable rate commercial loan portfolio, was more responsive to changes in market rates than our deposit costs. Deposit costs increased due to higher rates and an increase in use of wholesale deposits. Wholesale deposits, which experienced a rate increase of 61 basis points, were primarily utilized as an additional funding source prior to the acquisition of the deposits from Wells Fargo.

Average interest-earnings assets increased $2.0 billion for the year ended December 31, 2018, compared to the same period in 2017, primarily due to growth in the LHFI portfolio. Average commercial loans increased $1.2 billion with broad based growth across CRE, C&I, and the warehouse loan portfolios. We continued to grow CRE and C&I loans, and the acquisition of the Santander warehouse lending business in the first quarter of 2018 increased average warehouse loans $493 million during the year. The consumer loan portfolio increased $704 million, primarily due to the addition of residential first mortgages and HELOCs to the LHFI portfolio.

Average interest-bearing liabilities increased $1.3 billion for the year ended December 31, 2018, compared to the full year in 2017, primarily due to a $1.2 billion increase in interest bearing deposits. The increase in average deposits is primarily attributable to the acquisition of deposits from DCB, which impacted the full year average by $478 million, and one month of Wells Fargo deposits, which impacted the full year average by $147 million. Average wholesale deposits increased $378 million, primarily to provide additional funding prior to the acquisition of the Wells Fargo deposits.

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

Average interest-earnings assets increased $2.0 billion for the year ended December 31, 2017, compared to the same period in 2016. The increase was due to a $1.0 billion increase in LHFS due to extending turn times and accumulation of loans in support of residential mortgage backed securitization. The CRE and C&I portfolios increased $925 million, or 57 percent, as we continued to focus our efforts on building a broad-based, higher yielding commercial loan portfolio.

Average interest-bearing liabilities increased $2.1 billion for the year ended December 31, 2017, compared to the full year in 2016, primarily due to an increase in FHLB advances used to fund balance sheet growth in excess of deposit growth. Average interest-bearing deposits increased $205 million, or 3 percent, for the year ended December 31, 2017, compared to the same period in 2016, driven by higher average retail deposits, partially offset by lower average government deposits. Our costs remained well managed in a rising interest rate environment, despite a slight extension of duration due to a higher percentage of certificates of deposit.

Provision (Benefit) for Loan Losses

2018 Compared to 2017

The provision for loan losses was a benefit of $8 million for the year ended December 31, 2018, compared to a provision of $6 million for the year ended December 31, 2017. The improvement in the provision reflects our continued strong credit quality with consistently low levels of charge-offs, low delinquencies, and growth of the portfolio in areas we believe to pose lower levels of credit risk.

2017 Compared to 2016

The provision for loan losses increased $14 million to $6 million for the year ended December 31, 2017, compared to a benefit of $8 million for the year ended December 31, 2016. The increase was primarily due to loan growth of $1.6 billion in our commercial and consumer portfolios. The benefit in 2016 resulted from the sale of consumer loans with a UPB of $1.3 billion, of which $110 million were nonperforming.

For further information, see MD&A - Credit Risk.

Noninterest Income

The following tables provide information on our noninterest income along with other mortgage metrics:

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net gain on loan sales	$200	$268	$316
Loan fees and charges	87	82	76
Net return (loss) on mortgage servicing rights	36	22	(26)
Loan administration income	23	21	18
Deposit fees and charges	21	18	22
Other noninterest income	72	59	81
Total noninterest income	$439	$470	$487

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)	$30,308	$32,527	$29,372
Net margin on mortgage rate lock commitments (fallout-adjusted) (1) (2)	0.65%	0.82%	1.02%
Net margin on loans sold and securitized	0.62%	0.82%	0.94%

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

(2)
Gain on sale margin is based on net gain on loan sales (excludes net gain on loan sales of $2 million, $1 million, and $15 million from loans transferred from HFI for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively) to fallout-adjusted mortgage rate lock commitments.

2018 Compared to 2017

Total noninterest income decreased $31 million during the year ended December 31, 2018 from the year ended December 31, 2017, primarily due to the following:

•
Net gain on loan sales decreased $68 million. Lower mortgage origination volume and pricing competition experienced in the mortgage market throughout 2018 impacted both net gain on loan sale margin, which decreased 17 basis points, and fall-out adjusted lock volume which decreased $2.2 billion. The lower margin was primarily driven by secondary margin compression and a shift in channel mix toward the lower margin, but lower cost delegated correspondent channel, partially offset by an improvement in securitization performance. The full year 2018 saw the benefit of our 2017 delegated correspondent lending and retail lending related acquisitions, which provided a boost to fall-out adjusted lock volume in those channels. Our total fall-out adjusted lock volume decreased 6.8 percent, despite the 8.3 percent decline in the overall mortgage origination market experienced during 2018.

•
Net return on MSRs, including the impact of hedges, increased $14 million, primarily due to higher net return from the MSR asset resulting from lower prepayments and stronger valuations, along with a higher average MSR balance.

•
Other noninterest income increased $13 million, primarily due to higher FHLB stock dividend income attributable to an increase in FHLB stock holdings and a supplemental dividend from the FHLB received in the first quarter of 2018, higher rental income within the equipment finance operating lease portfolio, an increase in investment and insurance income and a gain from the sale of our wealth management business.

2017 Compared to 2016

Total noninterest income decreased $17 million during the year ended December 31, 2017 from the year ended December 31, 2016, primarily due to the following:

•
Net gain on loan sales decreased $48 million. Market conditions impacted the net gain on loan sales margin which decreased 12 basis points with fallout adjusted lock yields decreasing 20 basis points to 0.82 percent. As a result of our 2017 mortgage acquisitions, the decrease in margin was partially offset by a 10.7 percent increase in fallout adjusted mortgage rate lock volume. Despite the 14 percent decline in the overall mortgage origination market experienced in 2017, we maintained our market share. In addition, the decrease in net gain on loan sales was partially attributable to extending turn times on sales of certain LHFS, which shifts earnings from net gain on loan sales to net interest income as well as the sale of nonperforming LHFI that occurred in 2016 which resulted in a $14 million gain.

•
Net return on MSRs, including the impact of hedges, increased $48 million primarily driven by a more stable prepayment environment as a result of higher market interest rates, partially offset by a decrease in servicing fee income resulting from a lower MSR balance and higher transaction costs due to MSR sales that occurred in 2017.

•
Other noninterest income decreased $22 million primarily due to a $24 million reduction in the DOJ settlement liability that occurred in the third quarter of 2016 and a $6 million decrease in the representation and warranty benefit driven by lower recoveries. These decreases were partially offset by increased rental income attributable to growth in operating leases, and higher investment and insurance revenues.

Noninterest Expense

The following table sets forth the components of our noninterest expense:

	For the Years Ended December 31,
	2018	Wells Fargo Branch Acquisition Expenses	Adjusted 2018 (1)	2017	2016
	(Dollars in millions)
Compensation and benefits	$318	$3	$315	$299	$269
Occupancy and equipment	127	3	124	103	85
Commissions	80	—	80	72	55
Loan processing expense	59	—	59	57	55
Legal and professional expense	28	3	25	30	29
Federal insurance premiums	22	—	22	16	11
Intangible asset amortization	5	—	5	—	—
Other noninterest expense	73	6	67	66	56
Total noninterest expense (1)	$712	$15	$697	$643	$560

(1)	See Non-GAAP Financial Measures for further information.

	For the Years Ended December 31,
	2018	2017	2016
Efficiency ratio	76.0%	74.8%	69.2%
Average number FTE	3,655	3,303	2,850

2018 Compared to 2017

Total noninterest expense increased $69 million during the year ended December 31, 2018, compared to the year ended December 31, 2017. Expenses related to the 2018 Wells Fargo branch acquisition totaled $15 million and primarily included costs related to integration, marketing, legal and consulting. Excluding these expenses, adjusted noninterest expense increased $54 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to the following:

•
Compensation and benefits expense increased $16 million, primarily due to a higher headcount resulting from acquisitions and growth in our community bank, partially offset by cost management and lower incentive compensation.

•
Occupancy and equipment increased $21 million, primarily due to a higher average depreciable asset base resulting from technology upgrades and software, along with increases in vendor services to support business growth.

•	Commission expense increased $8 million, primarily due to an increase in originations in the higher commission earning retail channel, driven from the acquisition of Opes in 2017.

•	Legal and professional expense decreased $5 million, primarily due to fewer significant legal matters in 2018 and higher acquisition related expenses in 2017.

•	FDIC insurance premiums increased $6 million, primarily driven by growth in our total assets.

•	Intangible asset amortization increased to $5 million, primarily due to the amortization of the intangible assets associated with our 2018 banking acquisitions.

•
Other noninterest expense increased $1 million, primarily due to increases in advertising expense to raise brand awareness and charitable contributions, primarily offset by a reduction in the value of a contingent consideration liability.

2017 Compared to 2016

Total noninterest expense increased $83 million during the year ended December 31, 2017 from the year ended December 31, 2016, primarily due to the following:

•
Compensation and benefits expense increased $30 million, primarily due to higher headcount resulting from acquisitions and additions to the Community Banking segment to support growth in both our C&I and CRE portfolios. Our average full-time equivalent employees increased overall by 16 percent from December 31, 2016 to a total average of 3,303 full-time equivalent employees at December 31, 2017, of which 444 were Opes average full-time equivalent employees.

•	Occupancy and equipment increased $18 million, primarily due to a higher average depreciable asset base and increased utilization of vendor services to support the needs of our growing business.

•
Commission expense increased $17 million, primarily due to higher loan originations and a shift in channel mix to delegated retail channels with higher commission rates resulting from our mortgage acquisitions.

•	FDIC insurance premiums increased $5 million, primarily driven by growth in our commercial portfolios.

•
Other noninterest expense increased $10 million, primarily due to an increase in advertising expenses due to direct mail and brand awareness campaigns that were launched to drive deposit growth. The remaining increase is attributable to higher business development costs related to acquisitions and an increase in charitable activities.

Provision for Income Taxes

The H.R.1, originally known as the Tax Cuts and Jobs Act, which was signed in December 2017, included various changes to the U.S. tax code that had an impact on us, including, but not limited to, the following:

•	Reduction in the statutory corporation tax rate from a maximum rate of 35 percent to a flat rate of 21 percent effective January 1, 2018

•	Repeal of the corporate alternative minimum tax (“AMT”)

•	Immediate expensing of capital investments

•	Modifications to the provisions of future generated net operating losses

•	Additional limitations on the deductibility of performance-based compensation for named executive officers.

2018 Compared to 2017

Our provision for income taxes for the year ended December 31, 2018 was $45 million, compared to a provision of $148 million for the year ended December 31, 2017. The decrease in the provision for income taxes was primarily due to the change related to the revaluation of deferred tax assets during the fourth quarter of 2017, resulting from the passage of the new tax legislation. The Company's effective tax rate for the year ended December 31, 2018 was 19.4 percent. Our effective tax rate differs from the combined federal and state statutory rate primarily due to a change in our valuation allowance for net deferred tax assets at the state level, higher tax exempt earnings, and stock based compensation.

2017 Compared to 2016

Our provision for income taxes for the year ended December 31, 2017 was $148 million, compared to a provision of $87 million for the year ended December 31, 2016. The increase in the provision for income taxes was primarily due to the charge to the provision for income taxes of approximately $80 million from the revaluation of our DTAs as a result of the new tax legislation. Excluding this charge, the Company’s adjusted effective tax rate was 32.1 percent. This adjusted effective tax rate differs from the combined federal and state statutory rate primarily due to benefits from tax-exempt earnings and stock-based compensation.

For further information, see Note 19 - Income Taxes.

Fourth Quarter Results

The following table sets forth selected quarterly data:

	Three Months Ended
	December 31, 2018	September 30, 2018	December 31, 2017
	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in millions)
Net interest income	$152	$124	$107
Provision (benefit) for loan losses	(5)	(2)	2
Total noninterest income	98	107	124
Total noninterest expense	189	173	178
Provision for income taxes	12	12	96
Net income	$54	$48	$(45)
Adjusted net income (1)	$42	$49	$35
Income per share:
Basic	$0.94	$0.84	$(0.79)
Diluted	$0.93	$0.83	$(0.79)
Adjusted diluted (1)	$0.72	$0.85	$0.60

(1)	For further information, see MD&A - Use of Non-GAAP Financial Measures.

Fourth Quarter 2018 compared to Third Quarter 2018

Net income for the three months ended December 31, 2018 was $54 million, or $0.93 per diluted share, as compared to $48 million, or $0.83 per diluted share, for the three months ended September 30, 2018. The $6 million increase in net income was primarily due to the following:

•
Net interest income rose $28 million, primarily due to $29 million of hedging gains reclassified from AOCI in conjunction with the payment of long-term FHLB advances. Excluding this gain, net interest income remained relatively flat, reflecting seasonal declines in LHFS and warehouse loans largely offset by an expanded net interest margin driven by one month of the lower cost deposits acquired from the Wells Fargo branch acquisition.

•
Noninterest income decreased $9 million, primarily due to a decrease in net gain on loan sales driven by 36 percent lower fallout-adjusted lock volume partially offset by a 9 basis points improvement in margin. The decrease in fallout-adjusted locks reflected anticipated seasonal factors and overall lower mortgage volume.

•
Noninterest expense increased by $16 million, primarily due to $14 million of expenses attributable to the Wells Fargo branch acquisition, which included integration costs, advertising, and legal and consulting fees, partially offset by lower commissions reflecting lower mortgage volume.

Fourth Quarter 2018 compared to Fourth Quarter 2017

Net income for the three months ended December 31, 2018 was $54 million, or $0.93 per diluted share, as compared to a net loss of $45 million, or $0.79 per diluted share, for the three months ended December 31, 2017. The fourth quarter 2017 included a non-cash charge of $80 million to the provision for income taxes, due to the revaluation of our net deferred tax asset under the new Tax Cuts and Jobs Act. Excluding this charge, the increase in net income was primarily due to the following:

•
Net interest income rose $45 million, primarily due to $29 million of hedging gains reclassified from AOCI in conjunction with the payment of long-term FHLB advances. Excluding this gain, the increase in net interest income was driven by a $1.6 billion increase in average LHFI, led by equal growth in our commercial and consumer loan portfolios. The increase in net interest income was further the result of a 23 basis point increase in net interest margin, excluding the hedging gains, primarily due to an increase in market rates, a higher yielding loan portfolio, and continued deposit price discipline coupled with the benefit of one month of lower cost Wells Fargo deposits.

•
Noninterest income decreased $26 million, due to a $45 million decrease in net gain on loan sales primarily driven by secondary margin compression partially offset by an improvement in securitization performance. The decrease in net gain on loan sales was offset by a $14 million increase in net return on MSRs, resulting from lower prepayments and stronger valuations, along with a higher average MSR balance.

•
Noninterest expense increased $11 million, primarily due to $14 million of expenses related to the Wells Fargo branch acquisition which included integration costs, advertising, and legal and consulting fees.

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

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 23 - Segment Information.

Community Banking

Our Community Banking segment services commercial, governmental and consumer customers in our banking footprint which spans throughout Michigan, Indiana, California, Wisconsin, Ohio and contiguous states. We also serve home builders, correspondents, and commercial customers on a national basis. The Community Banking segment originates loans, and provides deposit and fee based services to consumer, business, and mortgage lending customers.

Our commercial customers are from a diversified range of industries including financial, insurance, service, manufacturing, and distribution. We offer financial products to these customers for use in their normal business operations, as well as providing financing of working capital, capital investments, and equipment. Additionally, our commercial real estate business supports income producing real estate and home builders. The Community Bank also offers warehouse lines of credit to non-bank mortgage lenders.

Our Community Banking segment has seen continued growth, both organically and through strategic acquisitions. Our commercial loan portfolio has grown 18 percent in the last twelve months, to $5.0 billion, at December 31, 2018, boosted by the Santander warehouse business acquisition. Average deposits for the year ended December 31, 2018 have increased to $8.9 billion, compared to $7.5 billion, for the year ended December 31, 2017. The DCB branch acquisition and the acquisition of the 52 Wells Fargo branches in the fourth quarter 2018, expanded our banking footprint and added $2.2 billion in deposits as of December 31, 2018 to the Community Banking segment. For further information on our banking acquisitions, see Note 2 - Acquisitions.

	For the Years Ended December 31,
Community Banking	2018	2017	2016
	(Dollars in millions)
Summary of Operations
Net interest income	$314	$238	$206
(Provision) benefit for loan losses	(2)	(4)	10
Net interest income after (provision) benefit for loan losses	312	234	216
Net gain (loss) on loan sales	(12)	(10)	6
Other noninterest income	40	31	28
Total noninterest income	28	21	34
Compensation and benefits	(70)	(62)	(56)
Other noninterest expense and directly allocated overhead	(110)	(92)	(89)
Total noninterest expense	(180)	(154)	(145)
Income before indirect overhead allocations and income taxes	160	101	105
Overhead allocations	(39)	(41)	(35)
(Provision) for income taxes	(25)	(21)	(24)
Net income	$96	$39	$46
Key Metrics
Efficiency Ratio	52.5%	59.5%	60.4%
Return on average assets	1.1%	0.6%	0.8%
Average number of FTE employees	861	688	661

2018 compared to 2017

The Community Banking segment reported net income of $96 million for the year ended December 31, 2018, compared to net income of $39 million for the year ended December 31, 2017. The $57 million increase was primarily due to $76 million higher net interest income, primarily driven by a $1.2 billion increase in average commercial loans due to organic growth in our CRE and C&I portfolios and enhanced by the acquisition of the Santander warehouse business during 2018. Through this growth the loan portfolios have retained high credit quality, resulting in $2 million lower provision year over year. Noninterest income also increased $7 million, primarily from higher deposit fees driven by the acquisitions of DCB and Wells Fargo branches, as well as the sale of our wealth management business. To support our investments relating to organic growth, acquisitions, and the diversification of our product offerings such as Indirect Lending, our operating costs increased $26 million, primarily due to increases in compensation and benefits, occupancy and equipment and FDIC premiums.

2017 compared to 2016

The Community Banking segment reported net income of $39 million for the year ended December 31, 2017, compared to net income of $46 million for the year ended December 31, 2016. The $7 million decrease was primarily due to a $15 million increase in noninterest expense primarily driven by higher compensation and benefits expense to support strategic growth initiatives and increased FDIC premiums due to higher balances. In addition, the provision for loan losses increased $14 million and noninterest income decreased $13 million, driven by a decrease in net gain on loan sales, primarily due to the sale of performing residential loans out of the LHFI portfolio during 2016. These were partially offset by an increase in net interest income of $32 million primarily due to loan growth as our CRE and C&I portfolios increased by $671 million and $427 million, respectively, during the year ended December 31, 2017.

Mortgage Originations

We are a leading national originator of residential first mortgages. Our Mortgage Origination segment originates and acquires one-to-four family residential mortgage loans primarily to sell, or in some instances, to hold in our LHFI portfolio in the Community Banking segment. We may hold certain mortgage loans we originate, including jumbo loans or non-conforming loans, in our LHFI portfolio which will generate interest income in the Community Banking segment. The Community Banking segment purchases these loans from the Mortgage Origination segment which results in the recognition of a gain on loan sales by the Mortgage Origination segment and a loss on loan sales in the Community Banking segment. We utilize multiple distribution channels to originate or acquire mortgage loans on a national scale.

	For the Years Ended December 31,
Mortgage Originations	2018	2017	2016
	(Dollars in millions)
Summary of Operations
Net interest income	$128	$129	$90
(Provision) benefit for loan losses	(2)	(4)	(2)
Net interest income after (provision) benefit for loan losses	126	125	88
Net gain on loan sales	212	278	310
Other noninterest income	101	92	43
Total noninterest income	313	370	353
Compensation and benefits	(105)	(100)	(81)
Other noninterest expense and directly allocated overhead	(161)	(163)	(123)
Total noninterest expense	(266)	(263)	(204)
Income before indirect overhead allocations and income taxes	173	232	237
Overhead allocation	(68)	(63)	(54)
(Provision) for income taxes	(22)	(59)	(64)
Net income	$83	$110	$119
Key Metrics
Efficiency Ratio	60.4%	52.7%	46.0%
Return on average assets	1.5%	2.0%	2.7%
Mortgage rate lock commitments (fallout-adjusted) (1)	$30,308	$32,527	$29,372
Average number of FTE employees	1,517	1,440	1,063

(1)
Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the level of interest rates.

2018 compared to 2017

The Mortgage Originations segment reported net income of $83 million for the year ended December 31, 2018, compared to $110 million for the year ended December 31, 2017. The $27 million decrease was primarily due to a $66 million decrease in net gain on loan sales driven by a 17 basis point decline in net gain on loan sale margin and $2.2 billion lower fallout-adjusted rate locks. The decrease in volume was primarily driven by overall lower mortgage market volume. Additionally, continued excess operating capacity across the industry and pricing competition continues to put pressure on our mortgage business. Lower margin was primarily driven by secondary margin compression and a shift in channel mix toward the lower margin, but lower cost delegated correspondent channel, partially offset by an improvement in securitization performance. The decrease in net gain on loan sales was partially offset by a $14 million increase in net return on MSRs primarily driven by lower prepayments and stronger valuations, along with a higher average MSR balance.

2017 compared to 2016

The Mortgage Originations segment reported net income of $110 million for the year ended December 31, 2017, compared to $119 million for the year ended December 31, 2016. During 2017, we acquired Opes Advisors, a California based retail mortgage originator, which contributed to a $68 million increase in noninterest expense driven by higher compensation and benefits, as well as higher commissions resulting from increased mortgage volume. In addition, net gain on loan sales decreased $32 million driven by a 21 basis point decrease in margin resulting from competitive factors and a shift in product mix with higher correspondent volume resulting from our acquisition of Stearns Lending. These decreases were partially offset by a $48 million increase in net return on MSRs and a $39 million increase in net interest income resulting from increased mortgage volume and longer turn times to take advantage of attractive spreads.

The following tables disclose residential first mortgage loan originations by channel, type and mix:

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
Correspondent	$24,093	$25,769	$24,488	$20,543	$18,052
Broker	3,967	5,025	5,890	7,335	5,339
Retail	4,405	3,614	2,039	1,490	1,194
Total	$32,465	$34,408	$32,417	$29,368	$24,585
Purchase originations	$22,041	$19,357	$13,672	$13,696	$14,654
Refinance originations	10,424	15,051	18,745	15,672	9,931
Total	$32,465	$34,408	$32,417	$29,368	$24,585
Conventional	$15,654	$16,962	$18,156	$17,571	$15,158
Government	9,329	8,635	7,859	6,385	6,134
Jumbo	7,482	8,811	6,402	5,412	3,293
Total	$32,465	$34,408	$32,417	$29,368	$24,585
Correspondent. In the correspondent channels, an unaffiliated bank or mortgage company completes the loan paperwork and also funds the loan at closing. After the bank or mortgage company has funded the transaction, we purchase the loan at an agreed upon price. We perform a full review of each loan, whether purchased in bulk or not, purchasing only those loans that were originated in accordance with our underwriting guidelines. Correspondents apply to the Bank and may be approved for delegated underwriting authority. Delegated correspondents assume the risks associated with the underwriting of the loan and earn more on loans sold compared to non-delegated correspondents. Non-delegated correspondents earn commissions and administrative fees for closing and funding loans which are then underwritten by the Bank. Loans originated through the correspondent lending channel typically result in a lower gain on sale margin but also have lower costs. At December 31, 2018, we had active relationships with 558 delegated correspondents and 601 non-delegated correspondents servicing borrowers in all 50 states.

Broker. In a broker transaction, an unaffiliated mortgage broker completes several steps of the loan origination process including the loan paperwork, but the loans are underwritten by us on a loan-level basis to our underwriting standards and we fund and close the loan in the Bank's name, thereby becoming the lender of record. At December 31, 2018, we had active broker relationships with nearly 900 mortgage brokers servicing borrowers in all 50 states.

Retail. In our distributed retail channel, loans are originated through our nationwide network of stand-alone home loan centers. At December 31, 2018, we maintained 75 retail locations in 24 states representing the combined retail branches of Flagstar Bank and its Opes Advisors mortgage division. In a direct-to-consumer lending transaction, loans are originated through our direct-to-consumer team or from one of our two national call centers, both of which may leverage our existing customer relationships. When loans are originated on a retail basis, most aspects of the lending process are completed internally, including the origination documentation (inclusive of customer disclosures), as well as the funding of the transactions, which typically results in higher internal costs but also higher gain on sale margins.

Mortgage Servicing

The Mortgage Servicing segment services loans when we hold the MSR asset, and subservices mortgage loans for others through a scalable servicing platform on a fee for service basis. We may also collect ancillary fees and earn income through the use of noninterest bearing escrows. The loans we service generate custodial deposits which provide a stable funding source which supports interest-earning asset generation in the Community Bank and Mortgage Origination segments. Revenue for serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the delinquency status of the underlying loans. The Mortgage Servicing segment also services residential mortgages for our LHFI portfolio in the Community Banking segment and our own MSR portfolio in the Mortgage Originations segment for which it earns intersegment revenue on a fee per loan basis.

	For the Years Ended December 31,
Mortgage Servicing	2018	2017	2016
	(Dollars in millions)
Summary of Operations
Net interest income	$7	$11	$21
Noninterest income	94	66	60
Compensation and benefits	(19)	(16)	(15)
Other noninterest expense and directly allocated overhead	(70)	(61)	(63)
Total noninterest expense	(89)	(77)	(78)
Income before indirect overhead allocations and income taxes	12	—	3
Overhead allocations	(20)	(23)	(23)
Benefit for income taxes	2	8	7
Net loss	$(6)	$(15)	$(13)
Key Metrics
Efficiency Ratio	87.7%	100.0%	96.3%
Return on average assets	(18.0)%	(41.7)%	(46.4)%
Average number of residential loans serviced	562,419	405,568	361,265
Average number of FTE employees	228	199	194

2018 compared to 2017

The Mortgage Servicing segment reported a net loss of $6 million for the year ended December 31, 2018, compared to a net loss of $15 million for the year ended December 31, 2017. The improvement was primarily due to growth in our subservicing business, which increased by nearly 400,000 loans, or 87 percent, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in loan servicing volume drove higher noninterest income, including a $19 million increase in loan administration income and a $9 million increase in ancillary fees, offset by a decrease in net interest income, driven by higher interest paid on custodial balances and an increase in noninterest expense to support the growth in volume.

2017 compared to 2016

The Mortgage Servicing segment reported a net loss of $15 million for the year ended December 31, 2017, compared to a net loss of $13 million for the year ended December 31, 2016. The decrease in net interest income was primarily due to higher amounts paid to subservice clients for custodial balances which is driven by higher market rates and increased volume. This decrease was partially offset by higher noninterest income primarily due to an increase in the number of loans subserviced for others, which grew by nearly 90,000 loans, or 40.8 percent, for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

The following table presents residential loans serviced and the number of accounts associated with those loans.

	December 31, 2018		December 31, 2017		December 31, 2016
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Residential loan servicing
Subserviced for others (2)	$146,040	705,149	$65,864	309,814	$43,127	220,075
Serviced for others	21,592	88,434	25,073	103,137	31,207	133,270
Serviced for own loan portfolio (3)	7,192	32,920	7,013	29,493	5,816	29,244
Total residential loans serviced	$174,824	826,503	$97,950	442,444	$80,150	382,589

(1)	UPB, net of write downs, does not include premiums or discounts.

(2)	Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs. Includes repossessed assets.

(3)	Includes LHFI (residential first mortgage and home equity), LHFS (residential first mortgage), loans with government guarantees (residential first mortgage), and repossessed assets.

At December 31, 2018, the number of residential loans serviced and the UPB of those loans increased by 384,059 and $76.9 billion, respectively, compared to December 31, 2017. Loans subserviced for others drove the increase in total residential loans serviced growing by 395,335 loans and $80.2 billion UPB. We continue to grow our subservicing business by onboarding non-Flagstar originated loans and through the sale of MSRs that were originated by Flagstar where we continue to subservice the underlying loans. Of the $28.8 billion UPB of MSRs sold during 2018, we retained subservicing on 100 percent of these sales. Our continued growth in our subservicing business and the strength of our platform has made us the 6th largest subservicer in the nation with capacity for further growth.

Loans Serviced for Others

The following table presents the characteristics of the mortgage loans serviced for others.

	At December 31,
	2018	2017	2016
	(Dollars in millions)
Average UPB per loan	$244	$243	$234
Weighted average service fee (basis points)	36.0	28.8	26.6
Weighted average coupon	4.38%	4.05%	3.88%
Weighted average original maturity (months)	352	330	325
Weighted average age (months)	13	11	15
Average current FICO score (1)	697	728	746
Average original LTV ratio	88.6%	77.7%	71.9%
Housing Price Index LTV, as recalculated (2)	83.1%	73.3%	65.6%

Delinquencies:
30-59 days past due	$535	$250	$155
60-89 days past due	153	71	26
90 days or greater past due	126	125	102
Total past due	$814	$446	$283

(1)	Current FICO scores obtained at various times during the life of the loan.

(2)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level FHFA data as of September 30, 2018.

Loans Subserviced for Others

The following table presents the characteristics of the mortgage loans subserviced for others.

	At December 31,
	2018	2017	2016
	(Dollars in millions)
Average UPB per loan (thousands)	$207	$213	$196
Weighted average service fee (basis points)	29.3	28.3	31.0
Weighted average coupon	3.99%	3.85%	3.83%
Weighted average original maturity (months)	268	307	337
Weighted average age (months)	38	36	39
Average current FICO score (1)	738	734	728
Average original LTV ratio	51.3%	71.1%	81.1%
Housing Price Index LTV, as recalculated (2)	67.8%	62.4%	65.3%

Delinquencies:
30-59 days past due	$3,745	$954	$614
60-89 days past due	866	276	164
90 days or greater past due	1,620	692	441
Total past due	$6,231	$1,922	$1,219

(1)	Current FICO scores obtained at various times during the life of the loan.

(2)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level FHFA data as of September 30, 2018.

Other

The Other segment includes the treasury functions, which include the impact of interest rate risk management, balance sheet funding activities and the investment securities portfolios, as well as other expenses of a corporate nature, including corporate staff, risk management, and legal expenses. In addition, the Other segment includes revenue and expenses not directly assigned or allocated to the Community Banking, Mortgage Originations or Mortgage Servicing segments.

	For the Years Ended December 31,
Other	2018	2017	2016
	(Dollars in millions)
Summary of Operations
Net interest income (1)	$48	$12	$6
(Provision) benefit for loan losses	12	2	—
Net interest income after (provision) benefit for loan losses	60	14	6
Noninterest income (1)	4	13	40
Compensation and benefits	(124)	(121)	(117)
Other noninterest expense and directly allocated overhead (1)	(53)	(28)	(16)
Total noninterest expense	(177)	(149)	(133)
Income (loss) before indirect overhead allocations and income taxes	(113)	(122)	(87)
Overhead allocations	127	127	112
(Provision) benefit for income taxes	—	(76)	(6)
Net income (loss)	$14	$(71)	$19
Key Metrics
Average number of FTE employees	1,049	976	932

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

2018 compared to 2017

The Other segment reported net income of $14 million for the year ended December 31, 2018, compared to net loss of $71 million for the year ended December 31, 2017. The increase in net income was primarily due to the charge to the provision for income taxes during the fourth quarter of 2017 of approximately $80 million, resulting from the new tax legislation that required revaluation of our DTAs at a lower corporate statutory rate. In addition, net interest income increased $36 million primarily due to $29 million of hedging gains reclassified from AOCI. Noninterest income also increased $9 million as the result of higher dividend income on FHLB stock and a FHLB stock supplemental dividend which we received in the first quarter of 2018. These increases were partially offset by an increase of $28 million in noninterest expense primarily due to acquisition related expenses from the Wells Fargo branches and additional expenses to support business growth.

2017 compared to 2016

The Other segment reported net loss of $71 million for the year ended December 31, 2017, as compared to net income of $19 million for the year ended December 31, 2016. The decrease in net income was primarily due to the charge to the provision for income taxes of approximately $80 million, resulting from the new tax legislation that required revaluation of our DTAs at a lower corporate statutory rate. In addition, the year ended December 31, 2016 saw an increase in noninterest income primarily due to the $24 million decrease in the fair value of the DOJ settlement liability.

RISK MANAGEMENT

Certain risks are inherent in our business and include, but are not limited to, credit, regulatory compliance, legal, reputation, liquidity, market, operational, and strategic. We continually invest in our risk management activities which are focused on ensuring we properly identify, measure and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. We hold capital to protect from unexpected losses arising from these risks.

A discussion of risks affecting us can be found in the Risk Factors section included in Item 1A. of this Form 10-K.

Credit Risk

Credit risk is the risk of loss to us arising from an obligor’s inability or failure to meet contractual payment or performance terms. We provide loans, extend credit, and enter into financial derivative contracts, all of which have related credit risk.

We maintain credit limits, in compliance with regulatory requirements. Under the Home Owners Loan Act (HOLA), the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 and Tier 2 capital plus any portion of the allowance for loan losses not included in the Tier 2 capital. This limit was $256 million as of December 31, 2018. We maintain a more conservative maximum internal Bank credit limit than required by HOLA, of $100 million to any one borrower/obligor relationship, with the exception of warehouse borrower/obligor relationships, which have a higher internal Bank limit of $125 million as all advances are fully collateralized by residential mortgage loans. We have a tracking and reporting process to monitor lending concentration levels and all credit exposures to a single borrower that exceed $50 million must be approved by the Board of Directors.

Our commercial loan portfolio has been built on our relationship-based lending strategy. We provide financing and banking products to our commercial customers in our core banking footprint and will follow those established customer relationships to meet their financing needs in areas outside of our footprint. We have also formed relationship lending on a national scale through our home builder finance and warehouse lending businesses. At December 31, 2018, we had $5 billion in our commercial loan portfolio with our home builder finance and warehouse lending businesses accounting for 43 percent of the total. Of the remaining commercial loans in our portfolio, the majority of CRE and C&I loans were with customers who have established relationships within our core banking footprint. For all of our commercial loans, we use strict underwriting standards and adhere to granular concentration limits to manage the credit risk in our portfolio.

We have built our consumer loan portfolio by adding high quality first mortgage loans to our balance sheet making up 74.2 percent of our total consumer loan portfolio. We have also grown our home equity loans and lines of credit as well as our other consumer loan portfolio. The consumer loan portfolio has been built on strong underwriting criteria and within concentration limits intended to diversify our risk profile.

Loans held-for-investment

The following table summarizes loans held-for-investment by category:

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,999	$2,754	$2,327	$3,100	$2,193
Home equity (1)	731	664	443	519	406
Other	314	25	28	31	31
Total consumer loans	4,044	3,443	2,798	3,650	2,630
Commercial loans
Commercial real estate	2,152	1,932	1,261	814	620
Commercial and industrial	1,433	1,196	769	552	429
Warehouse lending	1,459	1,142	1,237	1,336	769
Total commercial loans	5,044	4,270	3,267	2,702	1,818
Total loans held-for-investment	$9,088	$7,713	$6,065	$6,352	$4,448

(1)	Includes second mortgages, HELOCs, and HELOANs.

Loans held-for-investment increased $1.4 billion at December 31, 2018, from December 31, 2017. The increase was primarily due to continued growth in our Community Banking segment, along with our 2018 acquisitions boosting warehouse lending and consumer loans.

We continue to strengthen our Community Banking segment by growing interest earning assets. Our commercial loan portfolio has grown $774 million, or 18.1 percent, since December 31, 2017, led by a $317 million increase in our warehouse loans, primarily due to our Santander warehouse business acquisition. Our consumer loan portfolio has increased $601 million, or 17.5 percent, since December 31, 2017, led by a $289 million increase in other consumer loans primarily due to new product offerings and a $245 million increase in residential first mortgage loans.

The following table provides a comparison of activity in our LHFI portfolio:

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
Balance, beginning of year	$7,713	$6,065	$6,352	$4,448	$4,056
Loans originated and purchased	2,113	2,170	1,771	2,975	894
Change in lines of credit	3,973	2,982	957	678	424
Loans transferred from loans held-for-sale	—	1	2	32	56
Loans transferred to loans held-for-sale	(279)	(130)	(1,309)	(1,198)	(509)
Loan amortization / prepayments	(4,425)	(3,373)	(1,700)	(569)	(451)
Loans transferred to repossessed assets	(7)	(2)	(8)	(14)	(22)
Balance, end of year	$9,088	$7,713	$6,065	$6,352	$4,448

Residential first mortgage loans. We originate or purchase various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies or that have an attractive yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance.

The following table presents our total residential first mortgage LHFI by major category:

	At December 31,
	2018	2017
	(Dollars in millions)
Estimated LTVs (1)
Less than 80% and refreshed FICO scores (2):
Equal to or greater than 660	$2,462	$2,496
Less than 660	54	66
80% and greater and refreshed FICO scores (2):
Equal to or greater than 660	448	179
Less than 660	29	10
U.S. government guaranteed	6	3
Total	$2,999	$2,754
Geographic region
California	$1,238	$1,125
Michigan	314	265
Washington	195	168
Florida	195	200
Texas	193	182
Illinois	103	101
New York	73	62
Arizona	72	76
Colorado	72	68
Maryland	57	64
Others	487	443
Total	$2,999	$2,754

(1)	LTVs reflect loan balance at the date reported, as a percentage of property values as appraised at loan origination.

(2)	FICO scores are updated at least on a quarterly basis or more frequently if available.

The following table presents our total residential first mortgage LHFI as of December 31, 2018, by year of origination:

	2018	2017	2016	2015	2014 and Prior	Total
	(Dollars in millions)
Residential first mortgage loans	$679	$729	$570	$646	$375	$2,999
Percent of total	22.6%	24.3%	19.0%	21.5%	12.5%	100.0%

Home equity. Our home equity portfolio includes HELOANs, second mortgage loans, and HELOCs. These loans require full documentation and are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANS is capped at 43 percent and for HELOCs is capped at 45 percent. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 660. Second mortgage loans/HELOANS are fixed rate loans and are available with terms up to 20 years. HELOC loans are variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. At December 31, 2018, HELOCs and HELOANs in a first lien position totaled $129 million.

Other consumer loans. Our other consumer loan portfolio consists of secured and unsecured loans originated through our branches and our indirect lending business. At December 31, 2018, other consumer loans increased to $314 million compared to $25 million at December 31, 2017. This increase is primarily due to growth of $154 million in our indirect lending business, as Flagstar has established relationships with dealers for the origination of boat and recreational vehicle consumer loans, and an increase in unsecured consumer loans resulting from new product growth and the addition of $74 million of acquired loans from Wells Fargo.

Commercial real estate loans. The commercial real estate portfolio contains loans collateralized by diversified property types which are primarily income producing in the normal course of business. The majority of our retail exposure is to neighborhood strip centers and single tenant locations, which include drug stores, and we have no loans collateralized by malls. Generally, the maximum LTV is 80 percent, or 85 percent for owner-occupied real estate, and debt service coverage of 1.20 to 1.35 times. At December 31, 2018, our average LTV and average debt service coverage for our CRE portfolio was 53 percent and 1.95 times, respectively. Our CRE loans earn interest at a variable rate.

We have established a national home builder finance program and at December 31, 2018, our commercial portfolio contained $718 million in outstanding home builder loans. The majority of these loans are collateralized and included in either the single family residence or land residential categories of our CRE portfolio while the remaining loans are unsecured and included in our C&I portfolio.

The following table presents our home builder finance commitments and outstanding balances by loan category.

	At December 31,
	2018	2017
	(Dollars in millions)
Commitments	$1,422	$1,284
Outstanding balance (UPB)
Commercial real estate	$591	$497
Commercial and industrial	127	104
Total outstanding balance (UPB)	$718	$601

The following table presents our total CRE LHFI by collateral location and collateral type:

	MI	TX	CO	CA	FL	Other	Total	% by collateral type
	(Dollars in millions)
December 31, 2018
Single family residence (1)	$17	$102	$130	$67	$79	$63	$458	21.3%
Owner occupied	261	4	—	27	5	55	352	16.4%
Retail (2)	185	1	4	7	—	99	296	13.8%
Multi family	106	35	18	7	37	40	243	11.3%
Office	175	—	—	16	3	21	215	10.0%
Land - Residential (3)	4	45	19	27	26	47	168	7.8%
Hotel/motel	92	17	—	9	—	33	151	7.0%
Senior Living facility	17	25	—	—	—	65	107	5.0%
Industrial	47	—	—	—	—	37	84	3.9%
All other (4)	37	3	1	2	8	27	78	3.5%
Total	$941	$232	$172	$162	$158	$487	$2,152	100.0%
Percent by state	43.7%	10.8%	8.0%	7.5%	7.3%	22.7%	100.0%

(1)	Includes home builder loans secured by SFR 1-4 properties whether under construction or completed.

(2)	Includes multipurpose retail space, neighborhood centers, strip centers and single-use retail space

(3)	Includes home builder loans secured by land. Land residential includes development and unimproved vacant land.

(4)	All other primarily includes: parking garage, non-profit, mini-storage facilities, data centers, movie theater, etc.

Commercial and industrial loans. Commercial and industrial LHFI facilities typically include lines of credit and term loans and leases to businesses for use in normal business operations to finance working capital, equipment and capital purchases, acquisitions and expansion projects. We lend to customers with a history of profitability and a long-term business model. Generally, leverage conforms to industry standards and the minimum debt service coverage is 1.20 times. The majority of our C&I loans earn interest at a variable rate.

The following table presents our total C&I LHFI by borrower's geographic location and industry type:

	MI	CA	OH	IN	WI	TX	FL	CT	Other	Total	% by industry
	(Dollars in millions)
December 31, 2018
Financial & Insurance	$33	$2	$16	$16	$21	$—	$68	$6	$197	$359	25.0%
Services	103	45	3	7	1	19	2	44	67	291	20.3%
Manufacturing	108	5	40	1	5	13	—	—	97	269	18.8%
Home Builder Finance	—	4	6	—	—	78	3	—	36	127	8.9%
Healthcare	2	14	1	1	19	9	1	—	58	105	7.3%
Distribution	78	19	2	2	—	—	—	—	—	101	7.0%
Government & Education	33	4	—	23	—	—	—	23	—	83	5.8%
Rental & Leasing	57	—	—	1	—	—	—	—	13	71	5.0%
Servicing Advances	—	—	—	—	—	—	—	—	16	16	1.1%
Commodities	5	—	—	1	—	—	—	—	5	11	0.8%
Total	$419	$93	$68	$52	$46	$119	$74	$73	$489	$1,433	100.0%
Percent by state	29.2%	6.5%	4.7%	3.6%	3.2%	8.3%	5.2%	5.1%	34.1%	100.0%

Warehouse lending. We have a national platform with relationship managers across the country. We offer warehouse lines of credit to other mortgage lenders which allow the lender to fund the closing of residential mortgage loans. Each extension, advance, or draw-down on the line is fully collateralized by residential mortgage loans and is paid off when the lender sells the loan to an outside investor or, in some instances, to the Bank.

The following table presents our warehouse advance amount of loans sold to the Bank:

	For the Years Ended December 31,
	2018	2017
	(Dollars in millions)
UPB of warehouse loans sold to the bank	$8,590	$10,824
Loans sold to the bank as a percentage of advances	25.5%	37.4%

Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at December 31, 2018 was $3.8 billion, of which $1.5 billion was outstanding, compared to $2.8 billion at December 31, 2017, of which $1.1 billion was outstanding. This increase is primarily due to our acquisition of the warehouse lending business from Santander Bank in March of 2018.

Loan Principal Payments

The following tables set forth the expected repayment of our LHFI, both as fixed rate and adjustable-rate loans:

	December 31, 2018
	Within 1 Year	1 Year to 5 Years	Over 5 Years	Totals (1)
	(Dollars in millions)
Fixed Rate Loans
Residential first mortgage	$13	$41	$234	$288
Home Equity	7	31	70	108
Other consumer	18	69	223	310
Commercial real estate	17	64	—	81
Commercial and industrial	48	205	61	314
Total fixed rate loans	$103	$410	$588	$1,101

Adjustable Rate Loans
Residential first mortgage	$58	$257	$2,373	$2,688
Home Equity	9	41	561	611
Commercial real estate	630	1,466	—	2,096
Commercial and industrial	227	893	—	1,120
Warehouse lending	1,506	—	—	1,506
Total adjustable rate loans	$2,430	$2,657	$2,934	$8,021

(1)	UPB, net of write downs, does not include premiums or discounts.

Credit Quality

Trends in certain credit quality characteristics in our loan portfolios, remain strong and are a result of our focus on effectively managing credit risk through our careful underwriting standards and processes. The credit quality of our loan portfolios is demonstrated by low delinquency levels, minimal charge-offs and low levels of nonperforming loans.

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

Nonperforming Assets

The following table sets forth certain information about our nonperforming assets:

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
LHFI
Consumer Loans
Residential first mortgages	$11	$12	$18	$27	$72
Home equity	1	1	4	2	2
Commercial Loans
Commercial and industrial	—	—	—	2	—
Total nonperforming LHFI	12	13	22	31	74
TDRs
Consumer Loans
Residential first mortgages	8	12	11	27	43
Home equity	2	4	7	8	3
Total nonperforming TDRs	10	16	18	35	46
Total nonperforming LHFI and TDRs (1)	22	29	40	66	120
Real estate and other nonperforming assets, net	7	8	14	17	19
LHFS	10	9	6	12	15
Total nonperforming assets	$39	$46	$60	$95	$154
Nonperforming assets to total assets (2)	0.16%	0.22%	0.39%	0.61%	1.41%
Nonperforming LHFI and TDRs to LHFI	0.24%	0.38%	0.67%	1.05%	2.71%
Nonperforming assets to LHFI and repossessed assets (2)	0.32%	0.48%	0.90%	1.32%	3.12%

(1)	Includes less than 90 days past due performing loans placed on nonaccrual. Interest is not being accrued on these loans.

(2)	Ratio excludes LHFS.

At December 31, 2018, we had $39 million of nonperforming assets compared to $46 million of nonperforming assets at December 31, 2017. This decrease was primarily due to a $6 million reduction in TDRs primarily resulting from principal payments and payoffs during the year ended December 31, 2018. As reflected in the table above, our nonperforming loans have decreased substantially and we have experienced continued improvements in our credit quality ratios since December 31, 2014. The overall improvement in our nonperforming assets and credit quality ratios is due to our continued effort to grow our loan portfolio with strong credit quality loans, combined with a slowing emergence of nonperforming loans driven by decreased levels of delinquencies.

In addition to our focus on improving our loan portfolio with strong credit quality loans, we have historically reduced our balance sheet risk by selling nonperforming loans. During the year ended December 31, 2018, sales of nonperforming and TDR loans were de minimis. The following table sets forth the UPB of nonperforming loans and TDRs sold in prior years:

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
Nonperforming loans	$—	$14	$110	$109	$62
TDRs	—	11	—	327	30
Total sales of nonperforming loans and TDRs	$—	$25	$110	$436	$92

Delinquencies

The following table sets forth our performing LHFI which are past due 30-89 days:

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$6	$4	$6	$10	$37
Home equity	1	1	3	3	7
Other	—	—	1	1	—
Total performing loans past due 30-89 days	$7	$5	$10	$14	$44

As a result of our continued focus on growing our loan portfolio with high quality loans, early stage delinquencies remained low as loans 30 to 89 days past due were $7 million and $5 million at December 31, 2018 and December 31, 2017, respectively.

Troubled debt restructurings (held-for-investment)

Troubled debt restructurings ("TDRs") are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted as a result. Nonperforming TDRs are included in nonaccrual loans. TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments. Performing TDRs are not considered to be nonaccrual so long as we believe that all contractual principal and interest due under the restructured terms will be collected.

The following table sets forth a summary of TDRs by performing status:

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
Performing TDRs
Residential first mortgage	$22	$19	$22	$49	$306
Home equity	22	24	45	52	56
Total performing TDRs	44	43	67	101	362
Nonperforming TDRs
Nonperforming TDRs	3	5	8	7	29
Nonperforming TDRs at inception but performing for less than six months	7	11	10	28	17
Total nonperforming TDRs	10	16	18	35	46
Total TDRs	$54	$59	$85	$136	$408
ALLL on consumer TDR loans	$10	$13	$9	$15	$81

At December 31, 2018, our total TDR loans decreased to $54 million compared to $59 million at December 31, 2017, primarily due to principal payments and payoffs out-pacing new additions. Of our total TDR loans, 82.0 percent were in performing status at December 31, 2018. For further information, see Note 5 - Loans Held-for-Investment.

Allowance for Loan Losses

The ALLL represents management's estimate of probable losses that are inherent in our LHFI portfolio but which have not yet been realized. For further information, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards and Note 5 - Loans Held-for-Investment.

The ALLL was $128 million and $140 million at December 31, 2018 and 2017, respectively. The decrease from December 31, 2017 was primarily driven by continued strong credit quality, including low levels of net charge-offs and delinquencies, offset by growth in the LHFI portfolio.

The ALLL as a percentage of LHFI decreased to 1.4 percent as of December 31, 2018 from 1.8 percent as of December 31, 2017. This decrease is attributable to loan growth of $1.4 billion UPB, consisting of high credit quality assets in both the consumer and commercial loan portfolios, including growth in our lower risk, fully collateralized warehouse portfolio, in addition to sustained low levels charge-offs and delinquencies. At December 31, 2018, both our consumer loan portfolio and our commercial loan portfolio had a 1.4 percent allowance coverage.

The following table sets forth certain information regarding the allocation of our ALLL to each loan category:

	December 31, 2018
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Allowance as a Percentage of Loan Portfolio
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,991	32.9%	$38	1.3%
Home equity	729	8.0%	15	2.1%
Other consumer	314	3.5%	3	1.0%
Total consumer loans	4,034	44.4%	56	1.4%
Commercial loans
Commercial real estate	2,152	23.7%	48	2.2%
Commercial and industrial	1,433	15.8%	18	1.3%
Warehouse lending	1,459	16.1%	6	0.4%
Total commercial loans	5,044	55.6%	72	1.4%
Total loans held-for-investment (1)	$9,078	100.0%	$128	1.4%

(1)	Excludes loans carried under the fair value option.

The following tables set forth certain information regarding our ALLL and the ALLL allocation over the past five years:

	At December 31,
	2018		2017		2016		2015		2014
	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans	Allowance Amount	Allowance to Total Loans
	(Dollars in millions)
Consumer loans
Residential first mortgage	$38	0.4%	$47	0.6%	$65	1.1%	$116	1.9%	$234	5.6%
Home equity	15	0.2%	22	0.3%	24	0.4%	32	0.5%	31	0.7%
Other consumer	3	—%	1	—%	1	—%	2	—%	1	—%
Total consumer loans	56	0.6%	70	0.9%	90	1.5%	150	2.4%	266	6.3%
Commercial loans
Commercial real estate	48	0.5%	45	0.6%	28	0.5%	18	0.3%	17	0.4%
Commercial and industrial	18	0.2%	19	0.2%	17	0.3%	13	0.2%	11	0.2%
Warehouse lending	6	0.1%	6	0.1%	7	0.1%	6	0.1%	3	0.1%
Total commercial loans	72	0.8%	70	0.9%	52	0.9%	37	0.6%	31	0.7%
Total loans held-for-investment (1)	$128	1.4%	$140	1.8%	$142	2.4%	$187	3.0%	$297	7.0%

(1)	Excludes loans carried under the fair value option.

The following table presents changes in our ALLL:

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
Beginning balance	$140	$142	$187	$297	$207
Provision (benefit) for loan losses (1)	(8)	6	(15)	(19)	132
Charge-offs
Consumer loans
Residential first mortgage	(4)	(8)	(29)	(87)	(38)
Home equity	(2)	(3)	(4)	(7)	(9)
Other consumer	(2)	(2)	(3)	(4)	(2)
Total consumer loans	(8)	(13)	(36)	(98)	(49)
Commercial loans
Commercial real estate	—	(1)	—	—	(3)
Commercial and industrial	—	—	—	(3)	—
Total commercial loans	—	(1)	—	(3)	(3)
Total charge offs	(8)	(14)	(36)	(101)	(52)
Recoveries
Consumer loans
Residential first mortgage	2	1	2	3	3
Home equity	1	2	—	2	1
Other consumer	1	1	3	3	3
Total consumer loans	4	4	5	8	7
Commercial loans
Commercial real estate	—	1	1	2	3
Commercial and industrial	—	1	—	—	—
Total commercial loans	—	2	1	2	3
Total recoveries	4	6	6	10	10
Charge-offs, net of recoveries	(4)	(8)	(30)	(91)	(42)
Ending balance	$128	$140	$142	$187	$297
Net charge-off to LHFI ratio (2)	0.04%	0.12%	0.52%	1.85%	1.07%

(1)
Does not include $7 million provision expense recorded in the Consolidated Statements of Operations to reserve for repossessed loans with government guarantees at December 31, 2016. There was no provision for loan losses for repossessed loans with government guarantees recorded during the years ended December 31, 2018, 2017, 2015, and 2014.

(2)	Excludes loans carried at fair value.

The following table provides information on our charge-offs, net of recoveries:

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
Charge-offs, net of recoveries	$4	$8	$30	$91	$42
Charge-offs associated with loans with government guarantees	2	4	14	3	—
Charge-offs associated with the sale or transfer of nonperforming loans and TDRs	—	1	8	69	15
Charge-offs, net of recoveries, adjusted	$2	$3	$8	$19	$27

Net Charge-offs for the year ended December 31, 2018 decreased to $4 million compared to $8 million for the year ended December 31, 2017. As a percentage of average LHFI, net charge-offs for the year ended December 31, 2018 decreased to 0.04 percent from 0.12 percent for the year ended December 31, 2017.

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

Our Asset/Liability Committee ("ALCO"), which is composed of our executive officers and certain members of other management, monitors interest rate risk on an on-going basis in accordance with policies approved by our Board of Directors. The ALCO reviews interest rate positions and considers the impact projected interest rate scenarios have on earnings, capital, liquidity, business strategies, and other factors. However, management has the latitude to change interest rate positions within certain limits if, in management's judgment, the change will enhance profitability or minimize risk.

To assess and manage interest rate risk, sensitivity analysis is used to determine the impact on earnings and the net market value of the balance sheet across various interest rate scenarios, balance sheet trends, and strategies.

Net interest income sensitivity

Management uses a simulation model to analyze the sensitivity of net interest income to changes in interest rates across various interest rate scenarios which demonstrates the level of interest rate risk inherent in the existing balance sheet. The analysis holds the current balance sheet values constant and does not take into account management intervention. In addition, we assume certain correlation rates, often referred to as a “deposit beta,” of interest-bearing deposits, wherein the rates paid to customers change relative to changes in benchmark interest rates. The effect on net interest income over a 12 month time horizon due to hypothetical changes in market interest rates is presented in the table below. In this interest rate shock simulation, as of the periods presented, interest rates have been adjusted by instantaneous parallel changes rather than in a ramp simulation which applies interest rate changes over time. All rates, short-term and long-term, are changed by the same amount (e.g. plus or minus 200 basis points) resulting in the shape of the yield curve remaining unchanged. For the scenarios simulated, our established Board policy limit on the change in net interest income, is 15 percent. At December 31, 2018 and December 31, 2017, the results of the simulation were within the Board policy limits.

December 31, 2018
Scenario	Net interest Income	$ Change	% Change
(Dollars in millions)
200	$503	$25	5.2%
Constant	478	—	—%
(200)	449	(29)	(6.1)%

December 31, 2017
Scenario	Net interest Income	$ Change	% Change
(Dollars in millions)
200	$449	$16	3.6%
Constant	433	—	—%
(200)	397	(37)	(8.5)%

In the net interest income simulations, our balance sheet exhibits slight asset sensitivity. When interest rates rise our net interest income increases. Conversely, when interest rates fall our net interest income decreases. At December 31, 2018, the $45 million increase in the net interest income in the constant scenario as compared to December 31, 2017, was primarily driven by growth in our net interest earning assets along with a decrease in our cost of funding.

As of December 31, 2018 we have also projected the potential impact to net interest income in a hypothetical "bear flattener" interest rate scenario, in which short-term interest rates have been instantaneously increased by 100 basis points while holding the longer term interest rates constant. Over a 12-month and 24-month period, based on our existing balance sheet, the simulation resulted in a loss of $15 million and $134 million, respectively.

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

Economic value of equity

Management also utilizes Economic Value of Equity (EVE), a point in time analysis of the economic value of our current balance sheet position, which measures interest rate risk over a longer term. The EVE calculation represents a hypothetical valuation of equity, and is defined as the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The assessment of both short-term earnings (Net Interest Income Sensitivity) and long-term valuation (EVE) approaches provides a more comprehensive analysis of interest rate risk exposure than either Net Interest Income Sensitivity or EVE alone.

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

December 31, 2018					December 31, 2017
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change	Policy Limits
(Dollars in millions)
300	$1,617	8.8%	$(223)	(12.1)%	300	$1,941	11.6%	$(172)	(8.1)%	22.5%
200	1,720	9.4%	(120)	(6.5)%	200	2,020	12.0%	(93)	(4.4)%	15.0%
100	1,794	9.8%	(46)	(2.5)%	100	2,089	12.4%	(24)	(1.2)%	7.5%
Current	1,840	10.0%	—	—%	Current	2,113	12.6%	—	—%	—%
(100)	1,849	10.1%	9	0.5%	(100)	2,082	12.4%	(31)	(1.5)%	7.5%

Our balance sheet exhibits liability sensitivity in a rising interest rate scenario. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice exceeding the amount of assets repriced in the +200 scenario. At December 31, 2018 and December 31, 2017, for each scenario shown, the percentage change in our EVE is within our internal policy limit.

Derivative financial instruments

As a part of our risk management strategy, we use derivative financial instruments to minimize fluctuation in earnings caused by market risk. We use forward sales commitments to hedge our unclosed mortgage origination pipeline and funded mortgage LHFS. All of our derivatives and mortgage loan production originated for sale are accounted for at fair market value. Changes to mortgage commitments are based on changes in fair value of the underlying loan, which is impacted most significantly by changes in interest rates and changes in the probability that the loan will not fund within the terms of the commitment, referred to as a fallout factor or, inversely, a pull-through rate. Market risk on interest rate lock commitments and mortgage LHFS is managed using corresponding forward sale commitments. The adequacy of these hedging strategies, the ability to fully or partially hedge market risk, rely on various assumptions or projections, including a fallout factor, which is based on a statistical analysis of our actual rate lock fallout history. For further information, see Note 12 - Derivative Financial Instruments and Note 22 - Fair Value Measurements.

Mortgage Servicing Rights (MSRs)

Our MSRs are sensitive to interest rate volatility and are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve. We utilize derivatives, including interest rate swaps and swaptions, as part of our overall hedging strategy to manage the impact of changes in the fair value of the MSRs, however these risk management strategies do not completely eliminate repricing risk. Our hedging strategies rely on assumptions and projections regarding assets and general market factors, many of which are outside of our control. For further information, see Note 11 - Mortgage Servicing Rights and Note 12 - Derivative Financial Instruments.

Liquidity Risk

Liquidity risk is the risk that we will not have sufficient funds, at a reasonable cost, to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to, at a reasonable cost, meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate and market opportunities. The ability of a financial institution to meet current financial obligations is a function of the balance sheet structure, the ability to liquidate assets and access to various sources of funds.

Parent Company Liquidity

The Company currently obtains its liquidity primarily from dividends from the Bank. The primary uses of the Company's liquidity are debt service, operating expenses, the repurchase of common stock and the payment of cash dividends, which will commence in the first quarter of 2019. At December 31, 2018, the Company held $201 million of cash at the Bank, or 3.2 years of future cash outflows, dividend payments, share repurchases and debt service coverage when excluding the redemption of $250 million of senior notes which mature on July 15, 2021.

The OCC and the FRB regulates all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. Whether an application or notice is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the dividend. Additional restrictions on dividends apply if the Bank fails the QTL test. At December 31, 2018, as reported to the OCC, we passed the QTL test. For the year ended December 31, 2018, we paid dividends of $34 million from the Bank to the Bancorp. At December 31, 2018, the Bank is able to pay dividends without regulatory approval up to approximately $177 million.

Bank Liquidity

Our primary sources of funding are deposits from retail and government customers, custodial deposits related to loans we service and FHLB borrowings. We use the FHLB of Indianapolis as a significant source for funding our residential mortgage origination business due to the flexibility in terms which allows us to borrow or repay borrowings as daily cash needs require. The amount we can borrow, or the value we receive for the assets pledged to our liquidity providers, varies based on the amount and type of pledged collateral, as well as the perceived market value of the assets and the "haircut" of the market value of the assets. That value is sensitive to the pricing and policies of our liquidity providers and can change with little or no notice.

Further, other sources of liquidity include our LHFS portfolio and unencumbered investment securities. We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, RMBS, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. In addition, we have the ability to sell unencumbered investment securities or use them as collateral. At December 31, 2018, we had $1.3 billion available in unencumbered investment securities.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our LHFI portfolio is funded with stable core deposits whereas our warehouse loans and LHFS may be funded with FHLB borrowings and custodial deposits. Warehouse loans are typically more liquid than other loan assets, as loans are paid within a short amount of time, when the lender sells the loan to an outside investor or, in some instances, to the Bank. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's HFI loan-to-deposit ratio was 73 percent at December 31, 2018. Excluding warehouse loans, which have draws that typically pay off within a few weeks, and custodial deposits, which represent mortgage escrow accounts on deposit with the Bank, the HFI loan-to-deposit ratio was 72 percent at December 31, 2018.

As governed and defined by our Board liquidity policy, we maintain adequate excess liquidity levels appropriate to cover unanticipated liquidity needs. In addition to this liquidity, we also maintain targeted minimum levels of unused borrowing capacity as another cushion against unexpected liquidity needs. Each business day, we forecast 90 days of daily cash needs. This allows us to determine our projected near term daily cash fluctuations and also to plan and adjust, if necessary, future activities. As a result, in an adverse environment, we believe we would be able to make adjustments to operations as required to meet the liquidity needs of our business, including adjusting deposit rates to increase deposits, planning for additional FHLB borrowings, accelerating sales of LHFS (agencies and/or private), selling LHFI or investment securities, borrowing through the use of repurchase agreements, reducing originations, making changes to warehouse funding facilities, or borrowing from the discount window.

Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity.

The following table presents primary sources of funding as of the dates indicated:

	December 31, 2018	December 31, 2017	Change
	(Dollars in millions)
Retail deposits	$8,854	$6,497	$2,357
Government deposits	1,202	1,073	129
Wholesale deposits	583	43	540
Custodial deposits	1,741	1,321	420
Total deposits	12,380	8,934	3,446
Federal Home Loan Bank advances and other short-term debt	3,394	5,665	(2,271)
Other long-term debt	495	494	1
Total borrowed funds	3,889	6,159	(2,270)
Total funding	$16,269	$15,093	$1,176

The following table presents certain liquidity sources and borrowing capacity as of the dates indicated:

	December 31, 2018	December 31, 2017	Change
	(Dollars in millions)
Federal Home Loan Bank advances
Outstanding Advances	$3,143	$5,665	$(2,522)
Borrowing capacity
Line of credit	30	30	—
Collateralized borrowing capacity	2,810	733	2,077
Total unused borrowing capacity	2,840	763	2,077

FRB discount window
Collateralized borrowing capacity	409	433	(24)
Unencumbered investment securities
Agency - Commercial	737	590	147
Agency - Residential	475	562	(87)
Municipal obligations	28	31	(3)
Corporate debt obligations	41	37	4
Total unencumbered investment securities	$1,281	$1,220	$61

Deposits

The following table sets forth the composition of our deposits:

	At December 31,
	2018		2017
	Balance	% of Deposits	Balance	% of Deposits	Change
	(Dollars in millions)
Retail deposits
Branch retail deposits
Demand deposit accounts	$1,297	10.5%	$560	6.3%	$737
Savings accounts	2,812	22.7%	3,295	36.9%	(483)
Money market demand accounts	628	5.1%	91	1.0%	537
Certificates of deposit/CDARS (1)	2,387	19.3%	1,494	16.7%	893
Total branch retail deposits	7,124	57.6%	5,440	60.9%	1,684
Commercial deposits (2)
Demand deposit accounts	1,243	10.0%	697	7.8%	546
Savings accounts	314	2.5%	258	2.9%	56
Money market demand accounts	173	1.4%	102	1.1%	71
Total commercial deposits	1,730	13.9%	1,057	11.8%	673
Total retail deposits	$8,854	71.5%	$6,497	72.7%	$2,357
Government deposits
Demand deposit accounts	$326	2.6%	$251	2.8%	$75
Savings accounts	567	4.6%	446	5.0%	121
Certificates of deposit/CDARS (1)	309	2.5%	376	4.2%	(67)
Total government deposits	1,202	9.7%	1,073	12.0%	129
Wholesale deposits	583	4.7%	43	0.5%	540
Custodial deposits (3)	1,741	14.1%	1,321	14.8%	420
Total deposits (4)	$12,380	100.0%	$8,934	100.0%	$3,446

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.9 billion and $1.4 billion at December 31, 2018 and December 31, 2017, respectively.

(2)	Includes deposits from commercial and business banking customers.

(3)	Represents investor custodial accounts and escrows controlled by us in connection with loans serviced or subserviced for others and that have been placed on deposit with the Bank.

(4)	Total exposure to uninsured deposits over $250,000 was approximately $2.8 billion and $2.6 billion at December 31, 2018 and December 31, 2017, respectively.

Total deposits increased $3.4 billion, or 39 percent, at December 31, 2018, compared to December 31, 2017, primarily due to $1.8 billion and $614 million of deposits added during 2018 from the Wells Fargo Bank and Desert Community Bank branch acquisitions, respectively. In addition, custodial deposits increased $420 million, driven by an 87 percent increase in serviced accounts along with a $540 million increase in wholesale deposits.

We utilize local governmental agencies and other public units, as an additional source for deposit funding. We are not required to hold collateral against our government deposits from Michigan government entities as allowed by the Michigan Business and Growth Fund. At December 31, 2018, we were required to hold $93 million in collateral for our government deposits in California that were in excess of $250,000. In Indiana, Wisconsin and Ohio, we may be required to hold collateral against our government deposits based on a variety of factors including, but not limited to, the size of individual deposits and external bank ratings. At December 31, 2018, collateral held on government deposits in these states was de minimis. Government deposit accounts included $309 million of certificates of deposit with maturities typically less than one year and $893 million in checking and savings accounts at December 31, 2018.

Custodial deposits arise due to our servicing or subservicing of loans for others and represent the investor custodial accounts on deposit with the Bank. These deposits require us to credit the MSR owner interest against subservicing income. This cost is a component of net loan administration income.

We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks and customers may receive FDIC insurance up to $50 million. This program helps the

Bank secure larger deposits and attract and retain customers. At December 31, 2018, we had $177 million of total CDs enrolled in the CDARS program, a decrease of $13 million from December 31, 2017.

The following table indicates the scheduled maturities of our certificates of deposit with a minimum denomination of $100,000 by acquisition channel as of December 31, 2018:

	Retail Deposits	Government Deposits	Total
	(Dollars in millions)
Twelve months or less	$1,166	$288	$1,454
One to two years	335	12	347
Two to three years	29	1	30
Three to four years	6	1	7
Four to five years	14	—	14
Thereafter	20	—	20
Total	$1,570	$302	$1,872

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

We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and long-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending on our current inventory of mortgage LHFS and the availability of lower cost funding sources. Our current portfolio includes short-term fixed rate advances and long-term fixed rate advances.

We are currently authorized through a resolution of our Board of Directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, home equity lines of credit, and commercial real estate loans. As of December 31, 2018, our Board of Directors has authorized and approved a line of credit with the FHLB of up to $10.0 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At December 31, 2018, we had $3.1 billion of advances outstanding and an additional $2.8 billion of collateralized borrowing capacity available at the FHLB. In the fourth quarter of 2018, $1.1 billion of our outstanding long-term FHLB advances were repaid with proceeds from the Wells Fargo branch acquisition.

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

At December 31, 2018, we pledged collateral, which included commercial loans, municipal bonds, and agency bonds, to the Federal Reserve Discount Window amounting to $448 million with a lendable value of $409 million. At December 31, 2017, we pledged collateral to the Federal Reserve Discount Window amounting to $467 million with a lendable value of $433 million. We do not typically utilize this available funding source and at December 31, 2018 and December 31, 2017, we had no borrowings outstanding against this line of credit.

Debt

As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock (trust preferred securities). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At December 31, 2018, we are current on all interest payments.

For further information, see Note 14 - Borrowings.

Contractual Obligations

We have various financial obligations, some of which are contractual obligations, which require future cash payments. For further information on each item, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards, Note 10 - Premises and Equipment, Note 13 - Deposit Accounts and Note 14 - Borrowings.

The following table summarizes contractual obligations at December 31, 2018, and the future periods in which the obligations are expected to be settled in cash:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(Dollars in millions)
Deposits without stated maturities	$7,361	$—	$—	$—	$7,361
Certificates of deposits	2,509	705	37	28	3,279
Short-term FHLB advances and other borrowings	3,244	—	—	—	3,244
Long-term FHLB advances	50		—	100	150
Senior notes	—	248	—	—	248
Trust preferred securities	—	—	—	247	247
Operating leases	9	10	3	3	25
DOJ litigation settlement	—	—	—	118	118
Other (1)	24	12	—	1	37
Total	$13,197	$975	$40	$497	$14,709

(1)	Includes contracts with vendors and commitments to various limited partnerships that invest in housing projects qualifying for the low income housing tax credit.

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

During the year ended December 31, 2018, we experienced net charge-offs of $2 million related to loans with government guarantees and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages. These additional expenses or charges arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss in excess of all, or part of, the guarantee.

Our loans with government guarantees portfolio totaled $392 million at December 31, 2018, as compared to $271 million at December 31, 2017. The increase is primarily due to new purchases out-pacing loans transferred to LHFS and resold to Ginnie Mae.

For further information, see Note 6 - Loans with Government Guarantees.

Regulatory Risks

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

Department of Justice Settlement Agreement

On February 24, 2012, the Bank entered into a Settlement Agreement with the DOJ under which we made an initial payment of $15 million and agreed to make future payments totaling $118 million in annual increments of up to $25 million upon meeting all of the following conditions which are evaluated quarterly and include: (a) the reversal of the DTA valuation allowance, which occurred at the end of 2013; (b) the repayment of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "TARP Preferred"), which occurred in July 2016; and (c) the Bank having a Tier 1 Leverage Capital Ratio of 11 percent or greater as filed in the Call Report with the OCC. At December 31, 2018, the Company had a Tier 1 Leverage Capital Ratio of 8.67 percent.

No payment would be required until six months after the Bank files its Call Report first reporting that its Tier 1 Leverage Capital Ratio was 11 percent or greater. If all other conditions were then satisfied, an initial annual payment of $25 million would be due at that time. The next annual payment is only made if all conditions continue to be satisfied, otherwise payments are delayed until all such conditions are again met. Further, making such a payment must not violate any material banking regulatory requirement, and the OCC must not object in writing.
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

The Settlement Agreement meets the definition of a financial instrument for which we elected the fair value option. We consider the assumptions a market participant would make to transfer the liability and evaluate the potential ways we might satisfy the Settlement Agreement and our estimates of the likelihood of these outcomes, which may change over time. The fair value of the liability is subject to significant uncertainty and is impacted by forecasted estimates of the timing of potential payments, which are impacted by estimates of equity, earnings, timing and amount of dividends and growth of the balance sheet and their related impacts on forecasted Tier 1 Leverage Capital Ratio, the likelihood of the Bank or Bancorp being a party to a business combination resulting in terms which would require payments to commence, or any other means by which a payment could be made. For further information on the fair value to the liability, see Note 22 - Fair Value Measurements.

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

The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines reached by Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Tier 1 leverage was 8.29 percent at December 31, 2018 providing a 329 basis point stress buffer above the minimum level needed to be considered “well-capitalized.” Additionally, total risk-based capital to RWA was 13.63 percent at December 31, 2018 providing a 363 basis point stress buffer above the minimum level needed to be considered "well-capitalized".

Dodd-Frank Act Section 171, commonly known as the Collins Amendment, established minimum Tier 1 leverage and risk-based capital requirements for insured depository institutions, depository institution holding companies, and non-bank financial companies that are supervised under the Federal Reserve. Under the amendment, certain hybrid securities, such as trust preferred securities, may be included in Tier 1 capital for bank holding companies that had total assets below $15 billion as of December 31, 2009. As we were below $15 billion in assets as of December 31, 2009, the trust preferred securities classified as long term debt on our balance sheet will be included as Tier 1 capital, unless we complete an acquisition of a depository institution holding company or a depository institution, and we report total assets greater than $15 billion in the quarter in which the acquisition occurs. Should that event occur, our trust preferred securities would be included in Tier 2 capital.

Regulatory Capital Simplification

The Bank and Flagstar have been subject to the capital requirements of the Basel III rules since January 1, 2015. On October 27, 2017, the agencies issued a notice of proposed rulemaking (“NPR”) which would simplify certain aspects of the Basel III capital rules. The agencies expect that the capital treatment and transition provisions for items covered by this final rule will change once the simplification proposal is finalized and effective. Specifically, the proposal would increase the individual limit on MSRs and temporary difference DTAs to 25 percent of CET1 and eliminate the aggregate 15 percent CET1 deduction threshold for MSRs and temporary difference DTAs. In response to comments received from bankers and trade associations, the regulators may change these proposed rules prior to issuing them and it is uncertain when the rules will be issued in their final form. We are currently managing our capital in anticipation of the approval of the proposed rule.

For the period presented, the following table sets forth our capital ratios under the current rules and proposed capital simplification rules, as well as our excess capital over well-capitalized minimums under both rules.

Flagstar Bancorp	Actual		Well-Capitalized Under Prompt Corrective Action Provisions		Under Proposed Capital Simplification		Excess Capital Over Well-Capitalized Minimum (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Current Rule	Capital Simplification Rules
	(Dollars in millions)
December 31, 2018
Tier 1 leverage capital (to adjusted avg. total assets)	$1,505	8.29%	$908	5.0%	$1,627	8.90%	$597	$713
Common equity Tier 1 capital (to RWA)	1,265	10.54%	780	6.5%	1,387	10.97%	485	565
Tier 1 capital (to RWA)	1,505	12.54%	960	8.0%	1,627	12.87%	545	616
Total capital (to RWA)	1,637	13.63%	1,201	10.0%	1,758	13.91%	436	495

(1)
Excess capital is the difference between the actual capital ratios under either the current rule or the proposed capital simplification rules and the well-capitalized minimum ratio, multiplied by the relevant asset base.

As presented in the table above, our constraining capital ratio is our total capital to risk weighted assets at 13.63 percent. It would take a $436 million after-tax loss, with the balance sheet remaining constant, for our total risk-based capital ratio to fall below the level considered to be "well-capitalized" and an after-tax loss of $495 million, under the proposed capital simplification rules.

In preparation for the NPR, the Basel III implementation phase-in has been halted for the treatment of MSRs and certain DTAs. The agencies issued a final rule that will maintain the capital rules’ 2017 transition provisions for several regulatory capital deductions and certain other requirements that are subject to multi-year phase-in schedules in the regulatory capital rules. Specifically, the final rule will maintain the capital rules’ 2017 transition provisions at 80 percent for the regulatory capital treatment of the following items: (i) MSRs, (ii) DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, (iii) investments in the capital of unconsolidated financial institutions, and (iv) minority interests. As of December 31, 2018, we had $290 million in MSRs, $48 million in DTAs arising from temporary differences and no material investments in unconsolidated financial institutions or minority interest. This final rule will maintain the 2017 transition provisions for certain items for non-advanced approach banks. For additional information on our capital requirements, see Note 20 - Regulatory Capital.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as tangible book value per share, tangible common equity to assets ratio, adjusted net income, adjusted diluted earnings per share, adjusted net interest income, adjusted net interest margin and adjusted interest rate spread. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of the Company.

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

Tangible book value per share, tangible common equity to assets ratio, adjusted net income, adjusted diluted earnings per share, adjusted net interest income, adjusted net interest margin, adjusted interest rate spread and adjusted noninterest expense. The Company believes that tangible book value per share, tangible common equity to assets ratio, adjusted earnings, and adjusted diluted earnings per share provides a meaningful representation of its operating performance on an ongoing basis. Management uses these measures to assess performance of the Company against its peers and evaluate overall performance. The Company believes these non-GAAP financial measures provide useful information for investors, securities analysts and others because it provides a tool to evaluate the Company’s performance on an ongoing basis and compared to its peers.

The following tables provide a reconciliation of non-GAAP financial measures.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
Total stockholders' equity	$1,570	$1,399	$1,336	$1,529	$1,373
Less: Preferred stock	—	—	—	267	267
Less: Goodwill and intangibles	190	21	—	—	—
Tangible book value	$1,380	$1,378	$1,336	$1,262	$1,106

Number of common shares outstanding	57,749,464	57,321,228	56,824,802	56,483,258	56,332,307
Tangible book value per share	$23.90	$24.04	$23.50	$22.33	$19.64

Total assets	$18,531	$16,912	$14,053	$13,715	$9,840
Tangible common equity to assets ratio	7.45%	8.15%	9.50%	9.20%	11.24%

	Three Months Ended			Year Ended
	December 31, 2018	September 30, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2016
	(Dollars in millions)
Net income (loss)	$54	$48	$(45)	$187	$63	$171
DOJ adjustment	—	—	—	—	—	(24)
Tax impact of DOJ adjustment	—	—	—	—	—	8
Tax reform impact	—	—	80	—	80	—
Recognition of hedging gains	(29)	—	—	(29)	—	—
Tax impact of hedging gains	5			5
Wells Fargo acquisition costs	14	1	—	15	—	—
Tax impact of Wells Fargo acquisition costs	(2)	—	—	(2)	—	—
Adjusted net income	$42	$49	$35	$176	$143	$155
Deferred cumulative preferred stock dividends (1)	—	—	—	—	—	(18)
Adjusted net income applicable to common stockholders	$42	$49	$35	$176	$143	$137

Weighted average diluted common shares	58,385,354	58,332,598	58,311,881	58,322,950	58,178,343	57,597,667
Diluted earnings (loss) per share	$0.93	$0.83	$(0.79)	$3.21	$1.09	$2.66
Adjusted diluted earnings per share	$0.72	$0.85	$0.60	$3.02	$2.47	$2.38

Net interest income				$497	$390	$323
Hedging gains				(29)	—	—
Adjusted net interest income				$468	$390	$323
Average interest-earning assets				$16,136	$14,130	$12,164
Net interest margin				3.07%	2.75%	2.64%
Adjusted net interest margin				2.89%	2.75%	2.64%

Average interest-earning asset yield				4.21%	3.71%	3.42%
Average interest-bearing liability cost				1.40%	1.15%	0.97%
Impact from hedging gains				0.23%	—	—
Adjusted average interest-bearing liability cost				1.63%	1.15%	0.97%
Interest rate spread				2.81%	2.56%	2.45%
Adjusted interest rate spread				2.58%	2.56%	2.45%

Noninterest expense				$712	$643	$560
Wells Fargo acquisition costs				15	—	—
Adjusted noninterest expense				$697	$643	$560

(1)
Under the terms of the Series C Preferred Stock, we elected to defer dividends beginning with the February 2012 dividend. Although, while being deferred, the impact was not included in net income from continuing operations, the deferral did impact net income applicable to common stock for the purpose of calculating earnings per share. In July 2016, we ended the deferral and brought current our previously deferred dividends and redeemed the stock.

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

The ALLL includes a component related to specifically identified impaired loans (TDR and NPL loans) and a collectively evaluated model-based component. For further discussion on the methodologies used in determining our allowance, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards.

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

Model based component

The model-based component of the ALLL is calculated on our non-impaired consumer and commercial LHFI portfolio by applying average historical loss rates experienced during an identified look back period to outstanding principal balances over an estimated loss emergence period. For portfolios that do not have adequate loss experience and purchased portfolios, we utilize peer loss data in determining the ALLL. The loss emergence period represents the time period between the date at which the loss is estimated to have been incurred and the ultimate realization of that loss (by a charge-off). Estimated loss emergence periods may vary by product and may change over time; management applies judgment in estimating loss emergence periods, using available credit information and trends.

The historical loss model calculation is then adjusted by taking other qualitative factors into consideration, such as current economic events that have occurred but may not yet be reflected in the historical loss estimates and model imprecision. These adjustments are determined by analyzing the historical loss experience for each major product segment and its underlying credit characteristics. It is difficult to predict whether historical loss experience is indicative of future loss levels, therefore, management applies judgment in making adjustments deemed necessary based on the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the potential impact of payment recasts, changes in concentrations of credit, and other internal or external factor changes. The application of different inputs into the model calculation and the assumptions used by management to adjust the model calculation are subject to significant management judgment and may result in actual loan losses that differ from the originally estimated amounts.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flagstar Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2019

We have served as the Company’s auditor since 2015.

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	December 31,
	2018	2017
Assets
Cash	$260	$122
Interest-earning deposits	148	82
Total cash and cash equivalents	408	204
Investment securities available-for-sale	2,142	1,853
Investment securities held-to-maturity	703	939
Loans held-for-sale ($3,732 and $4,300 measured at fair value, respectively)	3,869	4,321
Loans held-for-investment ($10 and $12 measured at fair value, respectively)	9,088	7,713
Loans with government guarantees	392	271
Less: allowance for loan losses	(128)	(140)
Total loans held-for-investment and loans with government guarantees, net	9,352	7,844
Mortgage servicing rights	290	291
Net deferred tax asset	103	136
Federal Home Loan Bank stock	303	303
Premises and equipment, net	390	330
Goodwill and intangible assets	190	21
Other assets	781	670
Total assets	$18,531	$16,912
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$2,989	$2,049
Interest bearing deposits	9,391	6,885
Total deposits	12,380	8,934
Short-term Federal Home Loan Bank advances and other	3,244	4,260
Long-term Federal Home Loan Bank advances	150	1,405
Other long-term debt	495	494
Other liabilities ($60 and $60 measured at fair value, respectively)	692	420
Total liabilities	16,961	15,513
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 and 80,000,000 shares authorized; 57,749,464 and 57,321,228 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,522	1,512
Accumulated other comprehensive (loss) income	(47)	(16)
Retained earnings/(accumulated deficit)	94	(98)
Total stockholders’ equity	1,570	1,399
Total liabilities and stockholders’ equity	$18,531	$16,912

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In millions, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Interest Income
Loans	$595	$446	$348
Investment securities	86	80	68
Interest-earning deposits and other	2	1	1
Total interest income	683	527	417
Interest Expense
Deposits	94	52	46
Short-term Federal Home Loan Bank advances and other	68	36	5
Long-term Federal Home Loan Bank advances	(4)	24	27
Other long-term debt	28	25	16
Total interest expense	186	137	94
Net interest income	497	390	323
Provision (benefit) for loan losses	(8)	6	(8)
Net interest income after provision (benefit) for loan losses	505	384	331
Noninterest Income
Net gain on loan sales	200	268	316
Loan fees and charges	87	82	76
Net return (loss) on mortgage servicing rights	36	22	(26)
Loan administration income	23	21	18
Deposit fees and charges	21	18	22
Other noninterest income	72	59	81
Total noninterest income	439	470	487
Noninterest Expense
Compensation and benefits	318	299	269
Occupancy and equipment	127	103	85
Commissions	80	72	55
Loan processing expense	59	57	55
Legal and professional expense	28	30	29
Federal insurance premiums	22	16	11
Intangible asset amortization	5	—	—
Other noninterest expense	73	66	56
Total noninterest expense	712	643	560
Income before income taxes	232	211	258
Provision for income taxes	45	148	87
Net income	$187	$63	$171
Net income per share
Basic	$3.26	$1.11	$2.71
Diluted	$3.21	$1.09	$2.66
Weighted average shares outstanding
Basic	57,520,289	57,093,868	56,569,307
Diluted	58,322,950	58,178,343	57,597,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	For the Years Ended December 31,
	2018	2017	2016
Net income	$187	$63	$171
Other comprehensive income (loss), net of tax
Investment securities	(29)	(10)	(13)
Derivatives and hedging activities	(2)	1	4
Other comprehensive income (loss), net of tax	(31)	(9)	(9)
Comprehensive income	$156	$54	$162

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except share data)

	Preferred Stock		Common Stock
	Number of Shares Outstanding	Amount of Preferred Stock	Number of Shares Outstanding	Amount of Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2015	266,657	$267	56,483,258	$1	$1,486	$2	$(227)	$1,529
Net income	—	—	—	—	—	—	171	171
Total other comprehensive income (loss)	—	—		—	—	(9)	—	(9)
Preferred stock redemption	(266,657)	(267)	—	—	—	—	—	(267)
Dividends on preferred stock	—	—	—	—	—	—	(105)	(105)
Warrant exercise	—	—	—	—	6	—	—	6
Stock-based compensation	—	—	341,544	—	11	—	—	11
Balance at December 31, 2016	—	$—	56,824,802	$1	$1,503	$(7)	$(161)	$1,336
Net income	—	$—	—	$—	$—	$—	$63	$63
Total other comprehensive income (loss)	—	—	—	—	—	(9)	—	(9)
Shares issued for Employee Stock Purchase Plan	—	—	48,032	—	—	—	—	—
Warrant exercise	—	—	154,313	—	4	—	—	4
Stock-based compensation	—	—	294,081	—	5	—	—	5
Balance at December 31, 2017	—	$—	57,321,228	$1	$1,512	$(16)	$(98)	$1,399
Net income	—	$—	—	$—	$—	$—	$187	$187
Total other comprehensive income (loss)	—	—	—	—	—	$(26)	—	(26)
Shares issued for Employee Stock Purchase Plan	—	—	114,385	—	10	—	—	10
Stock-based compensation	—	—	318,560	—	—	—	—	—
Reclassification of certain income tax effects (1)	—	—	—	—	—	(5)	5	—
Repurchase of shares included in treasury stock (2)	—	—	(4,709)	—	—	—	—	—
Balance at December 31, 2018	—	$—	57,749,464	$1	$1,522	$(47)	$94	$1,570

(1)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to the adoption of ASU 2018-02.

(2)
Shares repurchased are classified as treasury stock and the related impact to stockholders' equity is de minimis as of December 31, 2018. For further information, see Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2018	2017	2016
Operating Activities
Net income	$187	$63	$171
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	56	40	32
Representation and warranty (benefit)	(10)	(13)	(19)
(Benefit) provision for loan losses	(8)	6	(8)
Net gain on loan and asset sales	(200)	(268)	(314)
Proceeds from sales of HFS	8,935	9,245	16,168
Origination, premium paid and purchase of loans, net of principal repayments	(32,261)	(34,235)	(32,295)
Net change in:
Accrued interest receivable	(11)	(11)	(1)
Deferred income taxes	34	150	78
Other	(100)	(299)	(152)
Net cash (used in) operating activities	$(23,378)	$(25,322)	$(16,340)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	$23,721	$24,646	$17,422
Collection of principal on investment securities AFS	199	218	187
Purchase of investment securities AFS and other	(340)	(904)	(680)
Collection of principal on investment securities HTM	92	154	190
Purchase of investment securities HTM and other	—	—	(15)
Proceeds received from the sale of LHFI	161	104	229
Net origination, purchase, and principal repayments of LHFI	(978)	(1,760)	(1,054)
Purchase of bank owned life insurance	—	(50)	(85)
Net purchase of FHLB stock	—	(123)	(10)
Acquisition of premises and equipment, net of proceeds	(71)	(97)	(52)
Proceeds from the sale of MSRs	334	309	69
Assets acquired (liabilities assumed) in business combinations	1,499	(8)	—
Other, net	(10)	5	—
Net cash provided by investing activities	$24,607	$22,494	$16,201
Financing Activities
Net change in deposit accounts	$1,072	$134	$866
Net change in short term FHLB borrowings and other	(1,016)	2,480	(336)
Proceeds from increases in FHLB long-term advances and other debt	200	255	445
Repayment of long-term FHLB advances	(1,455)	(50)	(425)
Net receipt of payments of loans serviced for others	181	22	(64)
Preferred stock dividends	—	—	(105)
Redemption of preferred stock	—	—	(267)
Other	(2)	2	(5)
Net cash (used) provided by financing activities	$(1,020)	$2,843	$109
Net increase (decrease) in cash, cash equivalents and restricted cash (1)	209	15	(30)
Beginning cash, cash equivalents and restricted cash (1)	223	208	238
Ending cash, cash equivalents and restricted cash (1)	$432	$223	$208
Supplemental disclosure of cash flow information
Interest paid on deposits and other borrowings	$185	$136	$112
Income tax payments	$—	$5	$7
Non-cash reclassification of investment securities HTM to AFS	$144	$—	$—
Non-cash reclassification of loans originated LHFI to LHFS	$279	$131	$1,331
Non-cash reclassification of LHFS to AFS securities	$23,718	$24,345	$17,130
MSRs resulting from sale or securitization of loans	$356	$288	$228

(1)	For further information on restricted cash, see Note 12 - Derivatives.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand, amounts due from correspondent banks and the FRB, and short-term investments that have a maturity at the date of acquisition of three months or less and are readily convertible to cash. Restricted cash includes cash that the Bank pledges as maintenance margin on centrally cleared derivatives and is included in other assets on the Consolidated Statements of Financial Condition.

Investment Securities

We measure securities classified as AFS at fair value, with unrealized gains and losses, net of tax, included in other comprehensive income (loss) in stockholders’ equity. We recognize realized gains and losses on AFS securities when securities are sold. The cost of securities sold is based on the specific identification method. Any gains or losses realized upon the sale of a security are reported in other noninterest income in the Consolidated Statements of Operations. The fair value of investment securities is based on observable market prices, when available. If observable market prices are not available, our valuations are based on alternative methods, including: quotes for similar fixed-income securities, matrix pricing, or discounted cash flow methods. The fair values, obtained through an independent third party utilizing a pricing service, are compared to independent pricing sources on a quarterly basis. For further information, see Note 3 - Investment Securities and Note 22 - Fair Value Measurements.

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

We evaluate AFS and HTM investment securities for OTTI on a quarterly basis. An OTTI is considered to have occurred when the fair value of a debt security is below its amortized costs and we (1) have the intent to sell the security, (2) will more likely than not be required to sell the security before recovery of its amortized cost, or (3) do not expect to recover the

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

entire amortized cost basis of the security. Investments that have an OTTI are written down through a charge to earnings for the amount representing the credit loss on the security. Gains and losses related to all other factors are recognized in other comprehensive income (loss). For the three years ended December 31, 2018, we did not recognize any OTTI losses.

Investment securities transactions are recorded on the trade date for purchases and sales. Interest earned on investment securities, including the amortization of premiums and the accretion of discounts, are determined using the effective interest method over the period of maturity and recorded in interest income in the Consolidated Statements of Operations. For further information, see Note 3 - Investment Securities.

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

We cease the accrual of interest on all classes of consumer and commercial loans upon the earlier of, becoming 90 days past due, or when doubt exists as to the ultimate collection of principal or interest (classified as nonaccrual or nonperforming loans). When a loan is placed on nonaccrual status, the accrued interest income is reversed against interest income and the loan may only return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement or when any portion of principal or interest is 90 days past due. This classification includes both performing and nonperforming modified loans. For further information, see Note 5 - Loans Held-for-Investment.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

When a loan is considered impaired, the accrual of interest income is discontinued until the receipt of principal and interest is no longer in doubt. Interest income is recognized on impaired loans using a cost recovery method unless amounts contractually due are not in doubt. Cash received on impaired loans is applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income.

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

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses in our LHFI portfolio, excluding loans carried under the fair value option. We establish an allowance when (a) available information indicates that it is probable that a loss has occurred and (b) the amount of the loss can be reasonably estimated. The allowance provides for probable losses that have been specifically identified (TDR and NPL loans) and for probable losses believed to be inherent in the loan portfolio which are collectively evaluated through a model-based component. Management applies judgment and assigns qualitative factors to each loan portfolio segment based on consideration of the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, changes in concentrations of credit, and other internal or external factor changes.
A specific allowance is established on impaired loans when it is probable all amounts due will not be collected pursuant to the original contractual terms of the loan and the recorded investment in the loan exceeds its fair value. The required allowance is measured using either the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent.

A general allowance is established for losses inherent on non-impaired loans by segmenting the portfolio based upon common risk characteristics. The general loss is then determined by using a historical loss model which utilizes our loss history by specific product, or if the product is not sufficiently seasoned, per readily available industry peer loss data. The loss model utilizes average historical loss rates experienced during an identified look back period to outstanding principal balances over an estimated loss emergence period that represents the time period between the date at which the loss is estimated to have been incurred and the ultimate realization of that loss (by a charge-off). In addition to the loss history or peer data, we also include a qualitative adjustment that considers economic risks, industry and geographic concentrations and other factors not adequately captured in our methodology.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

Variable Interest Entities

An entity that has a controlling financial interest in a variable interest entity (VIE) is referred to as the primary beneficiary and consolidates the VIE. An entity is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For further information, see Note 8 - Variable Interest Entities.

Repossessed Assets

Repossessed assets include one-to-four family residential property, commercial property and one-to-four family homes under construction that were acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure. Repossessed assets are initially recorded in other assets at the estimated fair value of the collateral less estimated costs to sell. Losses arising from the initial acquisition of such properties are charged against the ALLL at the time of transfer. Subsequent valuation adjustments to reflect fair value, as well as gains and losses on disposal of these properties, are charged to other noninterest expense within noninterest expense in the Consolidated Statements of Operations as incurred. For further information, see Note 7 - Repossessed Assets and Note 22 - Fair Value Measurements.

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

Federal Home Loan Bank Stock

We own stock in the FHLB of Indianapolis, as required to permit us to obtain membership in and to borrow from the FHLB. No market quotes exist for the stock. The stock is redeemable at par and is carried at cost.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Goodwill and Intangible Assets

The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles and other identifiable intangible assets.

Goodwill is not amortized, but rather tested annually for impairment, or more frequently as events occur or circumstances change that would indicate the fair value is below the carrying amount. The Company may assess qualitative factors to determine whether it is more-likely-than-not the fair value is less than its carrying amount. If the Company concludes based on the qualitative assessment that goodwill may be impaired, a quantitative one-step impairment test would then be applied. An impairment loss would be recognized for any excess of carrying value over fair value of the goodwill.

Intangible assets subject to amortization are amortized over the estimated life, using a method that approximates the time the economic benefits are realized by the Company. Intangible assets are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Amortization expense on intangible assets was $5 million and less than $1 million for the years ended December 31, 2018 and December 31, 2017, respectively. The estimated future aggregate amortization expense on intangible assets for the years ended 2019, 2020, 2021, 2022, and 2023 is $15 million, $13 million, $11 million, $9 million, and $7 million, respectively.

Mortgage Servicing Rights

We purchase and originate mortgage loans for sale to the secondary market and sell the loans on either a servicing-retained or servicing-released basis. If we retain the right to service the loan, an MSR is created at the time of sale which is recorded at fair value. We use an internal valuation model that utilizes an option-adjusted spread and other assumptions to determine the fair value of MSRs which include anticipated prepayment speeds (also known as the constant prepayment rate), product type (i.e., conventional, government, balloon), fixed or adjustable rate of interest, interest rate, term (i.e., 15 or 30 years), servicing costs per loan, discount rate and estimate of ancillary income such as late fees and prepayment fees.
Management obtains third-party valuations of the MSR portfolio on a quarterly basis from independent valuation services to assess the reasonableness of the fair value calculated by our internal valuation model. Changes in the fair value of our mortgage servicing rights are reported on the Consolidated Statements of Operations in net return on mortgage servicing. For further information, see Note 11 - Mortgage Servicing Rights and Note 22 - Fair Value Measurements.

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

Servicing Fee Income

Servicing fee income, late fees and ancillary fees received on loans for which we own the MSR, are included in the net return on mortgage servicing asset line of the Consolidated Statements of Operations. The fees are based on the outstanding principal and are recorded as income when earned. Subservicing fees, which are included in loan administration income on the Consolidated Statements of Operations are based on a contractual monthly amount per loan including late fees and other ancillary income.

Derivatives

We utilize derivative instruments to manage the fair value changes in our MSRs, interest rate lock commitments and LHFS portfolio which are exposed to price and interest rate risk, facilitate asset/liability management, minimize the variability of future cash flows on long-term debt, and to meet the needs of our customers. All derivatives are recognized on the Consolidated Statements of Financial Condition as other assets and liabilities, as applicable, at their estimated fair value. For those derivatives designated as qualified cash flow hedges, changes in the fair value of the derivatives, to the extent effective as a hedge, are recorded in accumulated other comprehensive income, net of income taxes, and reclassified into earnings concurrently with the earnings of the hedged item. For derivative instruments designated as qualified fair value hedges, which are used to hedge the exposure of fair value changes of an asset or liability attributable to a particular risk, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For all other derivatives, changes in the fair value of the

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

derivative are recognized immediately in earnings. A majority of these derivatives are subject to master netting agreements and cleared through a Central Counterparty Clearing House, which mitigates non-performance risk with counterparties and enables us to settle activity on a net basis.

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

We may utilize interest rate swaps to hedge the forecasted cash flows from our underlying variable-rate FHLB advances and forecasted FHLB advances in qualifying cash flow hedge accounting relationships. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statement of Financial Condition and reclassified into interest expense concurrently with the interest expense on the debt. Interest rate swaps are valued based on quoted prices for similar assets in an active market with inputs that are observable. These hedges are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. For forecasted FHLB advances being hedged, we evaluate the likelihood of the transaction occurring based on the current facts and circumstances each reporting period to ensure the hedge relationship still qualifies for hedge accounting. If we de-designate a hedge relationship or determine that an interest rate swap no longer qualifies for hedge accounting, changes in fair value are no longer recorded in other comprehensive income. The effective amounts previously recorded in other comprehensive income are recognized in earnings over the remaining life of the hedged item as an adjustment to yield, until the point it is determined the underlying transaction is probable to not occur, at which point it is reclassified immediately into earnings.

We utilize interest rate swaps to manage fair value changes of our fixed-rate certificates of deposit in a qualifying fair value hedge accounting relationship. Changes in the fair value of derivatives designated as fair value hedges, as well as the change in fair value of the hedged item, are recognized in current period earnings. The corresponding adjustment is recorded as a basis adjustment to the hedged item and hedging instrument. Interest rate swaps are valued based on quoted prices for similar assets in an active market with inputs that are observable. These hedges are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. If the Company determines an interest rate swap no longer qualifies for fair value hedge accounting or is de-designated, the hedged item will no longer be adjusted for changes in fair value and the amounts previously recorded as a basis adjustment are recognized in earnings over the remaining life of the hedged item as an adjustment to yield. If a previously hedged item is extinguished or sold, the remaining basis adjustment of the hedged item for prior fair value hedges will be reclassified to current period earnings.

To assist our customers in meeting their needs to manage interest rate risk, we enter into interest rate swap derivative contracts. To economically hedge this risk, we enter into offsetting derivative contracts to effectively eliminate the interest rate risk associated with these contracts.

For additional information regarding the accounting for derivatives, see Note 12 - Derivative Financial Instruments and for additional information on recurring fair value disclosures, see Note 22 - Fair Value Measurements.

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

Representation and Warranty Reserve

When we sell mortgage loans into the secondary mortgage market, we make customary representations and warranties to the purchasers about various characteristics of each loan. For eligible loans sold to the Agencies after December 31, 2014, these representations and warranties generally expire after 36 months. If a defect in the origination process is identified, we may be required to either repurchase the loan, pay a fee or indemnify the purchaser for losses. Upon the sale of a loan, the Company recognizes a liability for that guarantee at its fair value as a reduction of our net gain on loan sales. Subsequent to the sale, the liability is re-measured on an ongoing basis based upon an estimate of probable future losses. These estimates are based on our most recent data including loss severity on repurchased and indemnified loans, repurchase requests and other factors. Changes to our previous estimates are recorded in noninterest income in the Consolidated Statements of Operations. An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Financial Condition, and was $7 million at December 31, 2018, as compared to $15 million at December 31, 2017.

Advertising Costs

Advertising costs are expensed in the period they are incurred and are included as part of other noninterest expense in the Consolidated Statements of Operations. Advertising expenses totaled $26 million, $16 million, and $11 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options and restricted stock units, are classified as equity with expenses being recognized in compensation and benefits in the Consolidated Statements of Operations based on their fair values. The amount of compensation is measured at the grant date and is expensed over the requisite service period, which is normally the vesting period, and for the year ended December 31, 2018, any forfeitures were recognized as they occurred. In addition to share-based payments to employees, the discount provided to employees through the Employee Stock Purchase Plan is also recognized as stock-based compensation. For further information, see Note 18 - Stock-Based Compensation.

Department of Justice Litigation Settlement

The executed settlement agreement with the DOJ representing the obligation to make future additional payments establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability. We have elected the fair value option to account for this financial liability included in other liabilities on the Consolidated Financial Statements. For additional information on the valuation and terms of the DOJ litigation settlement, see Note 21 - Legal Proceedings, Contingencies and Commitments and Note 22 - Fair Value Measurements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

We adopted the following accounting standard updates (ASU) during 2018, none of which had a material impact to our financial statements:

Standard	Description	Effective Date
ASU 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	December 31, 2018
ASU 2018-03	Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10) - Update to 2016-01	January 1, 2018
ASU 2018-02	Income Statement-Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019
ASU 2017-09	Update 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting	January 1, 2018
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

Effective January 1, 2018, we have adopted the requirements of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments. We have implemented the guidance utilizing the modified retrospective approach which did not have a material impact on the Company's financial position or results of operations. We undertook a process to evaluate all of our significant revenue sources under the new standard. As lease contracts and financial instruments, which include loans and securities, are excluded from the scope of this standard, the majority of our revenue falls outside of the scope of Topic 606.

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

The disaggregation of our revenue from contracts with customers is provided below.

		For the Years Ended December 31,
	Location of Revenue (1)	2018	2017
		(Dollars in millions)
Deposit account and other banking income	Deposit fees and charges	$16	$15
Interchange fees	Deposit fees and charges	5	3
Interchange fees	Other noninterest income	1	1
Wealth management	Other noninterest income	9	7
Total		$31	$26

(1)	Recognized within the Community Banking segment.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

Merchant fee income - We receive a percentage of merchant fees based upon card transactions processed through point of sale terminals at referred merchant locations. Our performance obligation is satisfied when our referral of a merchant to a payment processing vendor results in an executed agreement between the merchant and the vendor. Merchant fee revenue is recognized as received. Merchant fee income was less than $1 million for the years ended December 31, 2018 and December 31, 2017.

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

We also receive revenue from portfolio management services. We receive payment for portfolio management services in advance at the beginning of each quarter for services to be performed over the quarter which results an insignificant revenue liability. We recognize this revenue over the quarter on a straight-line basis, as we believe this is the most appropriate method to measure progress towards satisfaction of the performance obligation.

Derivatives and Hedging - In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments were designed to more closely align hedge accounting requirements with users’ risk management strategies. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company early adopted this ASU during the first quarter of 2018. The guidance provides a broader range of hedge accounting opportunities and simplifies documentation requirements for our existing cash flow hedge relationships. In conjunction with adoption of this ASU, the Company elected to transfer $144 million of investment securities from HTM to AFS during the first quarter of 2018, as permitted by the standard, which resulted in an insignificant impact to AOCI.

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

Our cross-functional implementation team continues to execute on its project plan and is currently finalizing the development of our credit loss models which we expect to be capable of running a CECL parallel production in the second half of 2019 and will be ready for the adoption of the standard in the first quarter of 2020. We are currently evaluating the impact the adoption of the guidance will have on our Consolidated Financial Statements, and highlight that any impact will be contingent upon the underlying characteristics of the affected portfolio and macroeconomic and internal forecasts at adoption date. We do not expect any material allowance on held to maturity securities since the majority of this portfolio consists of agency-backed securities that inherently have an immaterial risk of credit loss.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes Topic 840. The guidance requires lessees to recognize substantially all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied under current lease accounting guidance. ASU 2016-02 is effective retrospectively for fiscal years beginning after December 15, 2018 and early adoption is permitted. Additional guidance per ASU 2018-11 provides the practical expedient of forgoing the restatement of comparative periods and we intend on exercising this option. Upon adoption and implementation, we will gross up assets and liabilities due to the recognition of lease liabilities and right of use assets associated with the underlying lease contracts. Further, we will elect the short-term lease exception, which allows entities to not apply the recognition requirements of ASC 842 to short-term leases. The adoption of the guidance will impact our total assets and total liabilities in the Consolidated Statements of Financial Condition by approximately 0.1 percent given our current inventory of leases.

The following ASUs have been issued and are not expected to have a material impact on our Consolidated Financial Statements and/or significant accounting policies:

Standard	Description	Effective Date
ASU 2018-20	Leases (Topic 842): Narrow-Scope Improvements for Lessors	January 1, 2019
ASU 2018-19	Codification Improvements to Topic 326, Financial Instruments—Credit Losses	January 1, 2020
ASU 2018-18	Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606	January 1, 2020
ASU 2018-17	Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities	January 1, 2020
ASU 2018-16	Derivatives and hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	January 1, 2020
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

Note 2 - Acquisitions

Wells Fargo Branch Acquisition

On November 30, 2018, the Company completed the acquisition of 52 Wells Fargo branches in Indiana, Michigan, Wisconsin and Ohio. These branches provide us with high-quality, low-cost deposits, allowing for balance sheet growth and further expansion of our banking footprint.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the acquisition date. We deem the initial valuation of the assets and liabilities to be provisional and have left the measurement period open. These fair values may be adjusted in a future period, not to exceed one year after the acquisition date, to reflect new facts and circumstances which existed as of the acquisition date.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

(Dollars in millions)
Assets acquired:
Cash	$9
Loans	107
Core deposit intangible (CDI)	60
Other assets	23
Total assets	199
Liabilities assumed:
Deposits	1,760
Total liabilities	1,760
Fair value of net liabilities assumed	(1,561)
Cash consideration (received)	(1,499)
Goodwill	$62

As a result of the transaction, we recognized $62 million of goodwill, which was calculated as the excess of the consideration exchanged and the liabilities assumed as compared to the fair value of the identifiable net assets acquired. The goodwill was assigned to our Community Banking segment and is expected to be deductible for tax purposes.

The CDI represents the value of the relationships with deposit customers and was measured using the income method using a discounted cash flow methodology which gave consideration to attrition rates, alternative cost of funds, net maintenance cost, and other costs associated with the deposit base. The CDI will be amortized over its estimated useful life of approximately 10 years utilizing an accelerated method.

Acquisition-related costs to the Wells Fargo branch acquisition were expensed as incurred and amounted to $15 million for the year ended December 31, 2018. These costs were recorded in noninterest expense in the Consolidated Statement Operations and primarily included integration costs, marketing, legal and consulting fees.

The following table presents unaudited pro forma information as if the acquisition of the Wells Fargo branches had occurred on January 1, 2017. This pro forma information includes certain adjustments and assumptions including, but not limited to, reclassifications from 2018 net income to 2017 net income related to acquisition-related expenses of $15 million and hedging gains of $29 million. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been completed on the assumed date.

	For the Years Ended December 31,
	2018	2017
	(Dollars in millions)
Net interest income	$540	$482
Net income	$196	$83

Other 2018 Acquisitions

On March 12, 2018, the Company closed on the purchase of the mortgage loan warehouse business from Santander Bank, strengthening and diversifying our mortgage warehouse business by adding $499 million in outstanding warehouse draws and $1.7 billion in commitments. Additionally, on March 19, 2018, the Company closed on the Desert Community Bank branch acquisition, with $614 million in deposits and $59 million in loans, expanding our banking footprint and providing additional deposit funding. Together, these acquisitions increased goodwill and intangible assets by $51 million.

2017 Acquisitions

On February 28, 2017, the Company completed the acquisition of the delegated correspondent lending platform, along with certain related assets, of Stearns Lending, allowing us to expand our market share in the correspondent mortgage lending channel. Additionally, on May 15, 2017, the Company completed the acquisition of certain assets of Opes Advisors, a California based retail mortgage originator, positioning us to increase our distributed retail mortgage lending channel. Together, these acquisitions increased goodwill and intangible assets by $21 million.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 3 - Investment Securities

The following table presents our investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
December 31, 2018
Available-for-sale securities
Agency - Commercial	$1,413	$4	$(43)	$1,374
Agency - Residential	686	—	(24)	662
Corporate debt obligations	41	—	—	41
Municipal obligations	33	—	(1)	32
Other MBS	32	—	—	32
Certificates of Deposit	1			1
Total available-for-sale securities (1)	$2,206	$4	$(68)	$2,142
Held-to-maturity securities
Agency - Commercial	$349	$—	$(13)	$336
Agency - Residential	354	—	(9)	345
Total held-to-maturity securities (1)	$703	$—	$(22)	$681
December 31, 2017
Available-for-sale securities
Agency - Commercial	$1,004	$—	$(17)	$987
Agency - Residential	811	—	(17)	794
Corporate debt obligations	37	1	—	38
Municipal obligations	35	—	(1)	34
Total available-for-sale securities (1)	$1,887	$1	$(35)	$1,853
Held-to-maturity securities
Agency - Commercial	$526	$—	$(9)	$517
Agency - Residential	413	—	(6)	407
Total held-to-maturity securities (1)	$939	$—	$(15)	$924

(1)	There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at December 31, 2018 or December 31, 2017.

Management evaluates our securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers our ability and intent to hold securities to recover current market losses. Agency securities, which are either explicitly or implicitly backed by the federal government, comprised 96 percent of our total securities at December 31, 2018. This factor is considered when evaluating our investment securities for OTTI. During the years ended December 31, 2018, 2017 and 2016, we had no OTTI.

Available-for-sale securities

We purchased $340 million of AFS securities, which were comprised of U.S. government sponsored agency MBS, certificates of deposit, and corporate debt obligations during the year ended December 31, 2018. In addition, we retained $33 million of passive interests in our own private MBS during the year ended December 31, 2018. We purchased $904 million of AFS securities, which included U.S. government sponsored agency MBS, corporate debt obligations and municipal obligations during the year ended December 31, 2017.

We had no sales of AFS securities during the year ended December 31, 2018. During the year ended December 31, 2017, we sold $289 million of U.S. government sponsored agency securities, which resulted in a gain of $3 million, compared to $291 million of U.S. government sponsored agency securities, which resulted in a gain of $4 million during the year ended December 31, 2016.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Held-to-maturity securities

In conjunction with adoption of ASU 2017-12 (Targeted Improvements to Accounting for Hedging Activities) the Company elected to transfer $144 million of investment securities from HTM to AFS during the first quarter of 2018, as permitted by the standard, which resulted in a de minimis impact to OCI.

There were no purchases of HTM securities during the year ended December 31, 2018 and December 31, 2017. We purchased $15 million of HTM securities, which included U.S. government sponsored agency MBS during the year ended December 31, 2016. We had no sales of HTM securities during the years ending December 31, 2018, 2017 and 2016, respectively.

The following table summarizes, by duration, the unrealized loss positions on investment securities:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
December 31, 2018
Available-for-sale securities
Agency - Commercial	$1,025	74	$(43)	$1	1	$—
Agency - Residential	647	79	(24)	14	5	—
Municipal obligations	28	16	(1)	1	2	—
Corporate debt obligations	—	—	—	7	2	—
Held-to-maturity securities
Agency - Commercial	$336	26	$(13)	$—	—	$—
Agency - Residential	345	60	(9)	—	—	—
December 31, 2017
Available-for-sale securities
Agency - Commercial	$218	20	$(7)	$744	41	$(11)
Agency - Residential	452	36	(14)	263	33	(3)
Municipal obligations	6	3	—	22	9	—
Corporate debt obligations	—	—	—	3	1	—
Held-to-maturity securities
Agency - Commercial	$348	25	$(8)	$99	8	$(1)
Agency - Residential	111	16	(3)	293	43	(3)

The following shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-Maturity
	Amortized Cost	Fair Value	Weighted-Average Yield	Amortized Cost	Fair Value	Weighted-Average Yield
	(Dollars in millions)
December 31, 2018
Due in one year or less	$1	$1	1.31%	$—	$—	—%
Due after one year through five years	60	59	2.51%	10	10	2.45%
Due after five years through 10 years	59	59	4.41%	11	11	2.21%
Due after 10 years	2,086	2,023	2.66%	682	660	2.47%
Total	$2,206	$2,142		$703	$681

We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. We had pledged investment securities of $1.9 billion and, $2.0 billion, at December 31, 2018 and 2017 respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 4 - Loans Held-for-Sale

The majority of our mortgage loans originated as LHFS are ultimately sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label mortgage-backed securities. At December 31, 2018 and 2017, LHFS totaled $3.9 billion and $4.3 billion, respectively. For the years ended December 31, 2018, 2017 and 2016, we had net gains on loan sales associated with LHFS of $197 million, $267 million, and $301 million, respectively.

At December 31, 2018 and 2017, $137 million and $21 million, respectively, of LHFS were recorded at lower of cost or fair value. We elected the fair value option for the remainder of the loans in the portfolio.

Note 5 - Loans Held-for-Investment

The following table presents our Loans-held-for-investment:

	December 31, 2018	December 31, 2017
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,999	$2,754
Home Equity	731	664
Other	314	25
Total consumer loans	4,044	3,443
Commercial loans
Commercial real estate	2,152	1,932
Commercial and industrial	1,433	1,196
Warehouse lending	1,459	1,142
Total commercial loans	5,044	4,270
Total loans held-for-investment	$9,088	$7,713

The following table presents the UPB of our loan sales and purchases in the loans held-for-investment portfolio:

	For the Year Ended
	2018	2017	2016
	(Dollars in millions)
Loans Sold (1)
Performing loans	$158	$102	$1,194
Nonperforming loans	—	25	110
Total performing and nonperforming loans sold	$158	$127	$1,304
Net gain associated with loan sales (2)	$2	$2	$12
Loans Purchased
Residential first mortgage loans	3	8	175
HELOC	—	250	—
Other consumer	34	—	—
Total loans purchased	$37	$258	$175
Premium associated with loans purchased	$—	$9	$1

(1)	Upon a change in our intent, the loans were transferred to LHFS and subsequently sold.

(2)	Recorded in net gain on loan sales on Consolidated Statement of Operations.

In addition to the loans sold as presented above, during the year ended December 31, 2018, we transferred residential first mortgage loans with $116 million UPB to LHFS, upon a change in our intent. We have entered into an agreement to sell these loans which we expect to settle in the first quarter 2019.

We have pledged certain LHFI, LHFS, and loans with government guarantees to collateralize lines of credit and/or borrowings with the FRB of Chicago and the FHLB of Indianapolis. At December 31, 2018 and 2017, we pledged loans of $6.8 billion and $7.1 billion, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table presents changes in ALLL, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Year Ended December 31, 2018
Beginning balance ALLL	$47	$22	$1	$45	$19	$6	$140
Charge-offs (2)	(4)	(2)	(2)	—	—	—	(8)
Recoveries	2	1	1	—	—	—	4
Provision (benefit)	(7)	(6)	3	3	(1)	—	(8)
Ending balance ALLL	$38	$15	$3	$48	$18	$6	$128
Year Ended December 31, 2017
Beginning balance ALLL	$65	$24	$1	$28	$17	$7	$142
Charge-offs (2)	(8)	(3)	(2)	(1)	—	—	(14)
Recoveries	1	2	1	1	1	—	6
Provision (benefit)	(11)	(1)	1	17	1	(1)	6
Ending balance ALLL	$47	$22	$1	$45	$19	$6	$140
Year Ended December 31, 2016
Beginning balance ALLL	$116	$32	$2	$18	$13	$6	$187
Charge-offs (2)	(29)	(4)	(3)	—	—	—	(36)
Recoveries	2	—	3	1	—	—	6
Provision (benefit) (3)	(24)	(4)	(1)	9	4	1	(15)
Ending balance ALLL	$65	$24	$1	$28	$17	$7	$142

(1)	Includes allowance and charge-offs related to loans with government guarantees.

(2)
Includes charge-offs of zero, $1 million and $8 million related to the transfer and subsequent sale of loans during the years ended December 31, 2018, 2017 and 2016, respectively. Also includes charge-offs related to loans with government guarantees of $2 million, $4 million, and $14 million during the years ended December 31, 2018, 2017 and 2016, respectively.

(3)
Does not include $7 million for provision for loan losses expense recorded in the Consolidated Statements of Operations to reserve for repossessed loans with government guarantees at December 31, 2016.

The following table sets forth the method of evaluation, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
December 31, 2018
Loans held-for-investment (2)
Individually evaluated	$32	$23	$—	$—	$—	$—	$55
Collectively evaluated	2,959	706	314	2,152	1,433	1,459	9,023
Total loans	$2,991	$729	$314	$2,152	$1,433	$1,459	$9,078
Allowance for loan losses (2)
Individually evaluated	$4	$7	$—	$—	$—	$—	$11
Collectively evaluated	34	8	3	48	18	6	117
Total allowance for loan losses	$38	$15	$3	$48	$18	$6	$128
December 31, 2017
Loans held-for-investment (2)
Individually evaluated	$34	$27	$—	$—	$—	$—	$61
Collectively evaluated	2,712	633	25	1,932	1,196	1,142	7,640
Total loans	$2,746	$660	$25	$1,932	$1,196	$1,142	$7,701
Allowance for loan losses (2)
Individually evaluated	$6	$10	$—	$—	$—	$—	$16
Collectively evaluated	41	12	1	45	19	6	124
Total allowance for loan losses	$47	$22	$1	$45	$19	$6	$140

(1)	Includes allowance related to loans with government guarantees.

(2)	Excludes loans carried under the fair value option.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table sets forth the LHFI aging analysis of past due and current loans (for further information on our policy for past due and impaired loans, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI
	(Dollars in millions)
December 31, 2018
Consumer loans
Residential first mortgage	$4	$2	$19	$25	$2,974	$2,999
Home equity	1	—	3	4	727	731
Other	—	—	—	—	314	314
Total consumer loans	5	2	22	29	4,015	$4,044
Commercial loans
Commercial real estate	—	—	—	—	2,152	2,152
Commercial and industrial	—	—	—	—	1,433	1,433
Warehouse lending	—	—	—	—	1,459	1,459
Total commercial loans	—	—	—	—	5,044	5,044
Total loans (2)	$5	$2	$22	$29	$9,059	$9,088
December 31, 2017
Consumer loans
Residential first mortgage	$2	$2	$23	$27	$2,727	$2,754
Home equity	1	—	6	7	657	664
Other	—	—	—	—	25	25
Total consumer loans	3	2	29	34	3,409	3,443
Commercial loans
Commercial real estate	—	—	—	—	1,932	1,932
Commercial and industrial	—	—	—	—	1,196	1,196
Warehouse lending	—	—	—	—	1,142	1,142
Total commercial loans	—	—	—	—	4,270	4,270
Total loans (2)	$3	$2	$29	$34	$7,679	$7,713

(1)	Includes less than 90 days past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

(2)	Includes $3 million and $4 million of past due loans accounted for under the fair value option at December 31, 2018 and 2017, respectively.

Interest that would have been accrued on impaired loans if such loans had been current in accordance with their original terms, totaled approximately $1 million, $1 million and $2 million during the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, we had no loans 90 days or greater past due and still accruing interest.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Troubled Debt Restructurings

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
December 31, 2018
Consumer loans
Residential first mortgage	$22	$8	$30
Home equity	22	2	24
Total TDRs (1)(2)	$44	$10	$54
December 31, 2017
Consumer loans
Residential first mortgage	$19	$12	$31
Home Equity	24	4	28
Total TDRs (1)(2)	$43	$16	$59

(1)	The ALLL on TDR loans totaled $10 million and $13 million at December 31, 2018 and 2017, respectively.

(2)	Includes $3 million of TDR loans accounted for under the fair value option at both December 31, 2018 and 2017.

The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase (Decrease) in Allowance at Modification
	(Dollars in millions)
Year Ended December 31, 2018
Residential first mortgages	14	$3	$3	$—
Home equity (2)(3)	17	1	1	—
Total TDR loans	31	$4	$4	$—
Year Ended December 31, 2017
Residential first mortgages	16	$4	$4	$—
Home equity (2)(3)	82	6	5	(1)
Total TDR loans	98	$10	$9	$(1)
Year Ended December 31, 2016
Residential first mortgages	23	$4	$5	$—
Home equity (2)(3)	143	9	8	—
Commercial & Industrial	1	2	1	—
Total TDR loans	167	$15	$14	$—

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	Home equity post-modification UPB reflects write downs.

(3)	Includes loans carried at fair value option.

During the years ended December 31, 2018, 2017, and 2016, there were zero, one, and eight, newly modified TDR loans which had been modified in the preceding 12 months that subsequently defaulted in those periods, respectively. The UPB associated with those TDR loans was zero in the year ended December 31, 2018 and less than $1 million, in the aggregate, in each of the years ended December 31, 2017 and 2016. There was no increase or decrease in the allowance associated with these TDRs at subsequent default. All TDRs within consumer and commercial loan portfolios are considered subsequently defaulted when greater than 90 days past due. Subsequent default is defined as a payment re-defaulted within 12 months of the restructuring date.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Impaired Loans

The following table presents individually evaluated impaired loans and the associated allowance:

	December 31, 2018			December 31, 2017
	Recorded Investment	Net Unpaid Principal Balance	Related Allowance	Recorded Investment	Net Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage	$13	$16	$—	$11	$12	$—
Home equity	1	4	—	—	—	—
Total loans with no related allowance recorded	$14	$20	$—	$11	$12	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$19	$20	$4	$22	$22	$6
Home equity	22	23	7	24	27	10
Total loans with an allowance recorded	$41	$43	$11	$46	$49	$16
Total impaired loans
Consumer loans
Residential first mortgage	$32	$36	$4	$33	$34	$6
Home equity	23	27	7	24	27	10
Total impaired loans	$55	$63	$11	$57	$61	$16

The following table presents average impaired loans and the interest income recognized:

	For the Years Ended December 31,
	2018		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$33	$1	$38	$1	$52	$1
Home equity	25	2	28	1	30	2
Commercial loans
Commercial and industrial	2	—	—	—	2	—
Total impaired loans	$60	$3	$66	$2	$84	$3

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Substandard. Assets identified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the full collection or liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. For home equity loans and other consumer loans, we evaluate credit quality based on the aging and status of payment activity and any other known credit characteristics that call into question full repayment of the asset. Substandard loans may be placed on either accrual or non-accrual status.

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

Loss. An asset classified as loss is considered uncollectible and of such little value that the continuance as a bankable asset is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but, rather that it is not practical or desirable to defer writing off the asset even though partial recovery may be affected in the future.

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

	December 31, 2018
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential First Mortgage	$2,952	$28	$—	$19	$2,999
Home equity	705	23	—	3	731
Other Consumer	314	—	—	—	314
Total Consumer Loans	$3,971	$51	$—	$22	$4,044

Commercial Loans
Commercial Real Estate	$2,132	$14	$5	$1	$2,152
Commercial and Industrial	1,351	53	29	—	1,433
Warehouse	1,324	120	15	—	1,459
Total Commercial Loans	$4,807	$187	$49	$1	$5,044

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	December 31, 2017
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential First Mortgage	$2,706	$23	$—	$25	$2,754
Home equity	633	25	—	6	664
Other Consumer	25	—	—	—	25
Total Consumer Loans	$3,364	$48	$—	$31	$3,443

Commercial Loans
Commercial Real Estate	$1,902	$23	$7	$—	$1,932
Commercial and Industrial	1,135	32	24	5	1,196
Warehouse	1,014	128	—	—	1,142
Total Commercial Loans	$4,051	$183	$31	$5	$4,270

Note 6 - Loans with Government Guarantees

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

At December 31, 2018 and December 31, 2017, respectively, loans with government guarantees totaled $392 million and $271 million.

Repossessed assets and the associated claims related to government guaranteed loans are recorded in other assets and totaled $50 million and $84 million at December 31, 2018 and December 31, 2017, respectively.

Note 7 - Repossessed Assets

Repossessed assets include the following:

	December 31,
	2018	2017
	(Dollars in millions)
One-to-four family properties	$5	$5
Commercial properties	2	3
Total repossessed assets	$7	$8

The following schedule provides the activity for repossessed assets:

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Beginning balance	$8	$14	$17
Additions, net	10	18	19
Disposals	(8)	(14)	(19)
Net (write down) gain on disposal	(3)	(9)	(2)
Transfers out	—	(1)	(1)
Ending balance	$7	$8	$14

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 8 - Variable Interest Entities

We have no consolidated VIEs as of December 31, 2018 and December 31, 2017.

In connection with our securitization activities, we have retained a five percent interest in the investment securities of certain trusts ("other MBS") and are contracted as the sub-servicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Statements of Financial Condition. The Bank’s maximum exposure to loss is limited to our investment in the VIE, as well as the standard representations and warranties made in conjunction with the loan transfer. See Note 3 - Investment Securities and Note 22 - Fair Value Measurements, for additional information.

In addition, we have a continuing involvement, but are not the primary beneficiary for an unconsolidated VIE related to the FSTAR 2007-1 mortgage securitization trust. In accordance with the settlement agreement with MBIA, there is no further recourse to us related to FSTAR 2007-1, unless MBIA fails to meet their obligations. At December 31, 2018 and 2017, the FSTAR 2007-1 mortgage securitization trust included 1,513 loans and 1,911 loans, respectively, with an aggregate principal balance of $49 million and $65 million, respectively.

Note 9 - Federal Home Loan Bank Stock

Our investment in FHLB stock was $303 million at both December 31, 2018 and December 31, 2017. As a member of the FHLB, we are required to hold shares of FHLB stock in an amount equal to at least one percent of the aggregate UPB of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 4.5 percent of our total FHLB advances, whichever is greater. We had no required stock purchases during the year ended December 31, 2018, and $123 million and $10 million in required stock purchases during the years ended December 31, 2017 and 2016, respectively. We had no redemptions of FHLB stock during the years ended December 31, 2018, 2017 and 2016. Dividends received on the stock equaled $15 million, $9 million and $7 million for the years ended December 31, 2018, 2017 and 2016, respectively. These dividends were recorded in the Consolidated Statements of Operations as other noninterest income.

Note 10 - Premises and Equipment

The following presents our premises and equipment balances and estimated useful lives:

	Estimated Useful Lives	December 31,
		2018	2017
		(Dollars in millions)
Land	N/A	$74	$61
Computer hardware and software	3 - 7 years	366	300
Office buildings and improvements	15 - 31.5 years	185	159
Furniture, fixtures and equipment	5 - 7 years	57	63
Leased equipment	3 - 10 years	50	40
Total		732	623
Less accumulated depreciation		(342)	(293)
Premises and equipment, net		$390	$330

Depreciation expense was $50 million, $39 million and $31 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

Operating Leases

We conduct a portion of our business from leased facilities. Such leases are considered to be operating leases based on their terms. Lease rental expense totaled approximately $11 million, $9 million and $5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following outlines our minimum contractual lease obligations:

December 31, 2018
(Dollars in millions)
2019	$9
2020	6
2021	4
2022	2
2023	1
Thereafter	3
Total	$25

Note 11 - Mortgage Servicing Rights

We have investments in MSRs that result from the sale of loans to the secondary market for which we retain the servicing. We account for MSRs at their fair value. A primary risk associated with MSRs is the potential reduction in fair value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. We utilize derivatives as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. There is also a risk of valuation decline due to higher than expected increases in default rates, which we do not believe can be effectively managed using derivatives. For further information regarding the derivative instruments utilized to manage our MSR risks, see Note 12 - Derivative Financial Instruments.

Changes in the fair value of residential first mortgage MSRs were as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Balance at beginning of period	$291	$335	$296
Additions from loans sold with servicing retained	356	288	228
Reductions from sales	(339)	(310)	(84)
Changes in fair value due to (1):
Decrease in MSR value due to pay-offs, pay-downs, and run-off	(16)	(22)	(62)
Changes in estimates of fair value (2)	(2)	—	(43)
Fair value of MSRs at end of period	$290	$291	$335

(1)	Changes in fair value are included within net return (loss) on mortgage servicing rights on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes.

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted-average of certain significant assumptions used in valuing these assets:

	December 31, 2018			December 31, 2017
		Fair value impact due to			Fair value impact due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
		(Dollars in millions)
Option adjusted spread	5.42%	$284	$280	6.29%	$286	$282
Constant prepayment rate	9.57%	278	268	9.93%	283	277
Weighted average cost to service per loan	$85.57	286	283	$73.00	288	286

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. To isolate the effect of the specified change, the fair value shock analysis is consistent with the identified adverse change, while holding all other assumptions constant. In practice, a change in one assumption generally impacts other assumptions, which may either magnify or counteract the effect of the change. For further information on the fair value of MSRs, see Note 1 - Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards and Note 22 - Fair Value Measurements.

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

The following table summarizes income and fees associated with owned mortgage servicing rights:

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net return (loss) on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$65	$60	$81
Changes in fair value	(18)	(22)	(109)
Gain (loss) on MSR derivatives (2)	(5)	(8)	—
Net transaction costs	(6)	(8)	2
Total return (loss) included in net return on mortgage servicing rights	$36	$22	$(26)

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on a cash basis.

(2)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$54	$35	$29
Other servicing charges	(31)	(14)	(11)
Total income on mortgage loans subserviced, included in loan administration	$23	$21	$18

(1)	Servicing fees are recorded on the accrual basis. Ancillary income and late fees are recorded on cash basis.

Note 12 - Derivative Financial Instruments

Derivative financial instruments are recorded at fair value in other assets and other liabilities on the Consolidated Statements of Financial Condition. Our policy is to present its derivative assets and derivative liabilities on the Consolidated Statement of Financial Condition on a gross basis, even when provisions allowing for set-off are in place. However, for derivative contracts cleared through certain central clearing parties, variation margin payments are recognized as settlements. We are exposed to non-performance risk by the counterparties to our various derivative financial instruments. A majority of our derivatives are centrally cleared through a Central Counterparty Clearing House or consist of residential mortgage interest rate lock commitments further limiting our exposure to non-performance risk. We believe that the non-performance risk inherent in our remaining derivative contracts is minimal based on credit standards and the collateral provisions of the derivative agreements.

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

Derivatives designated as hedging instruments: We have designated certain interest rate swaps as fair value hedges of fixed-rate certificates of deposit.

During the second quarter of 2018, we de-designated all of our remaining cash flow hedge relationships. We evaluate the probability of hedged transactions occurring on at least a quarterly basis relating to amounts deferred in OCI. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

recognized in earnings. At December 31, 2018 and December 31, 2017, we had zero and $2 million (net of tax), respectively, of unrealized gains on derivatives classified as cash flow hedges recorded in accumulated other comprehensive income (loss).

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and throughout the hedge period. All designated hedge relationships were and are expected to be highly effective as of December 31, 2018. Cash flows and the profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

During the fourth quarter of 2018, we completed the Wells Fargo branch acquisition. This acquisition resulted in the addition of $1.8 billion of deposits and significantly changed the composition of our balance sheet. We settled all of our variable LIBOR based long-term FHLB borrowings and determined that our forecasted interest payments were probable not to occur. As a result, we reclassified $29 million of hedging gains that had been deferred in OCI from de-designated hedging relationships immediately into income. We have no losses estimated to be reclassified from other comprehensive income into earnings during the next 12 months.

The following tables present the notional amount, estimated fair value and maturity of our derivative financial instruments:

	December 31, 2018 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in fair value hedge relationships:
Assets
Interest rate swaps on CDs	$20	$—	2019
Liabilities
Interest rate swaps on CDs	$10	$—	2019
Derivatives not designated as hedging instruments:
Assets
Futures	$248	$—	2019-2023
Mortgage-backed securities forwards	362	4	2019
Rate lock commitments	2,221	20	2019
Interest rate swaps and swaptions	1,662	23	2019-2049
Total derivative assets	$4,493	$47
Liabilities
Futures	$1,513	$1	2019-2023
Mortgage-backed securities forwards	4,625	31	2019
Rate lock commitments	45	—	2019
Interest rate swaps	755	7	2019-2028
Total derivative liabilities	$6,938	$39

(1)
Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior days fair value of open positions, is considered settlement of the derivative position for accounting purposes.

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

(1)
Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior days fair value of open positions, is considered settlement of the derivative position for accounting purposes.

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
	(Dollars in millions)
December 31, 2018
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$4	$—	$4	$—	$—
Interest rate swaps and swaptions (1)	23	—	23	—	14
Total derivative assets	$27	$—	$27	$—	$14

Liabilities
Futures	$1	$—	$1	$—	$1
Mortgage-backed securities forwards	31	—	31	—	29
Interest rate swaps (1)	7	—	7	—	23
Total derivative liabilities	$39	$—	$39	$—	$53

December 31, 2017
Derivatives designated as hedging instruments:
Liabilities
Interest rate swaps on FHLB advances (1)	$1	$—	$1	$—	$17

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$4	$—	$4	$—	$8
Interest rate swaps and swaptions (1)	11	—	11	—	10
Total derivative assets	$15	$—	$15	$—	$18

Liabilities
Futures	$—	$—	$—	$—	$2
Mortgage-backed securities forwards	6	—	6	—	2
Interest rate swaps (1)	4	—	4	—	5
Total derivative liabilities	$10	$—	$10	$—	$9

(1)
Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior days fair value of open positions, is considered settlement of the derivative position for accounting purposes.

The fair value basis adjustment on our hedged CDs is included in interest bearing deposits on our Consolidated Statements of Operations. The carrying amount of our hedged CDs was $30 million at December 31, 2018 and zero at December 31, 2017 and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged CDs was de minimis at December 31, 2018 and zero at December 31, 2017.

At December 31, 2018, we pledged a total of $53 million related to derivative financial instruments, consisting of $30 million of cash collateral on derivative liabilities and $23 million of maintenance margin on centrally cleared derivatives and had an obligation to return cash of $14 million on derivative assets. We pledged a total of $26 million related to derivative financial instruments, consisting of $7 million of cash collateral on derivative liabilities and $19 million of maintenance margin on centrally cleared derivatives and had an obligation to return cash of $18 million on derivative assets at December 31, 2017. Within the Consolidated Statements of Financial Condition, the collateral related to derivative activity is included in other assets and liabilities and the cash pledged as maintenance is restricted and included in other assets.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table presents the net gain recognized on designated instruments, net of the impact of offsetting positions:

	Amount Recorded in Net Interest Income (1)
	For the Years Ended December 31,
	2018 (2)	2017
	(Dollars in millions)
Gain on cash flow hedging relationships in interest contracts
Amount of gain reclassified from AOCI into income	$30	$5
Total gain on hedges	$30	$5

(1)	The gain/(loss) on fair value hedging relationships in interest contracts for the years ending December 31, 2018 was de minimis and zero at December 31, 2017.

(2)	Includes $29 million of hedging gains reclassified into net interest income in conjunction with the payment of long-term FHLB advances.

The following table presents the net gain/(loss) recognized in income on derivative instruments, net of the impact of offsetting positions:

		For the Years Ended December 31,
		2018	2017	2016
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of Gain/(Loss)
Futures	Net return (loss) on mortgage servicing rights	$(4)	$(1)	$—
Interest rate swaps and swaptions	Net return (loss) on mortgage servicing rights	1	(11)	(5)
Mortgage-backed securities forwards	Net return (loss) on mortgage servicing rights	(2)	4	5
Rate lock commitments and forward agency and loan sales	Net gain (loss) on loan sales	(31)	(34)	26
Forward commitments	Other noninterest income	—	—	(2)
Interest rate swaps (1)	Other noninterest income	3	2	4
Total derivative (loss) gain		$(33)	$(40)	$28

(1)	Includes customer-initiated commercial interest rate swaps.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 13 - Deposit Accounts

The deposit accounts are as follows:

	December 31,
	2018	2017
	(Dollars in millions)
Retail deposits
Branch retail deposits
Demand deposit accounts	$1,297	$560
Savings accounts	2,812	3,295
Money market demand accounts	628	91
Certificates of deposit/CDARS	2,387	1,494
Total branch retail deposits	7,124	5,440
Commercial deposits (1)
Demand deposit accounts	1,243	697
Savings accounts	314	258
Money market demand accounts	173	102
Total commercial retail deposits	1,730	1,057
Total retail deposits	8,854	6,497
Government deposits
Demand deposit accounts	326	251
Savings accounts	567	446
Certificates of deposit/CDARS	309	376
Total government deposits (2)	1,202	1,073
Wholesale deposits	583	43
Custodial deposits (3)	1,741	1,321
Total deposits	$12,380	$8,934

(1)	Includes deposits from commercial and business banking customers.

(2)	Government deposits include funds from municipalities and schools.

(3)
These accounts represent a portion of the investor custodial accounts and escrows controlled by us in connection with loans serviced or subserviced for others and that have been placed on deposit with the Bank.

The following indicates the scheduled maturities for certificates of deposit with a minimum denomination of $250,000:

	December 31,
	2018	2017
	(Dollars in millions)
Three months or less	$251	$159
Over three months to six months	165	128
Over six months to twelve months	229	173
One to two years	139	167
Thereafter	33	31
Total	$817	$658

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 14 - Borrowings

Federal Home Loan Bank Advances and Other Borrowings

The following is a breakdown of our FHLB advances and other borrowings outstanding:

	December 31, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$2,993	2.52%	$4,260	1.40%
Other short-term borrowings	251	2.87%	—	—%
Total short-term Federal Home Loan Bank advances and other borrowings	3,244		4,260
Long-term LIBOR adjustable advances	—	—%	1,130	1.76%
Long-term fixed rate advances (1)	150	1.53%	275	1.41%
Total long-term Federal Home Loan Bank advances	150		1,405
Total Federal Home Loan Bank advances and other borrowings	$3,394		$5,665

(1)	Includes the current portion of fixed rate advances of $50 million and $125 million at December 31, 2018 and December 31, 2017, respectively.

During the year ended December 31, 2018, $1.1 billion of outstanding long-term FHLB advances were repaid.

The following table contains detailed information on our FHLB advances and other borrowings:

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Maximum outstanding at any month end	$5,740	$5,665	$3,557
Average outstanding balance	4,713	4,590	2,833
Average remaining borrowing capacity	2,089	1,195	1,137
Weighted average interest rate	1.96%	1.30%	1.16%

The following table outlines the maturity dates of our FHLB advances and other borrowings:

December 31, 2018
(Dollars in millions)
2019	$3,294
2020	—
2021	—
2022	—
Thereafter	100
Total	$3,394

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Parent Company Senior Notes and Trust Preferred Securities

The following table presents long-term debt, net of debt issuance costs:

	December 31, 2018		December 31, 2017
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, matures 2021	$248	6.125%	$247	6.125%
Trust Preferred Securities
Floating Three Month LIBOR Plus:
Plus 3.25%, matures 2032	$26	6.07%	$26	4.92%
Plus 3.25%, matures 2033	26	5.69%	26	4.61%
Plus 3.25%, matures 2033	26	6.05%	26	4.94%
Plus 2.00%, matures 2035	26	4.44%	26	3.36%
Plus 2.00%, matures 2035	26	4.44%	26	3.36%
Plus 1.75%, matures 2035	51	4.54%	51	3.34%
Plus 1.50%, matures 2035	25	3.94%	25	2.86%
Plus 1.45%, matures 2037	25	4.24%	25	3.04%
Plus 2.50%, matures 2037	16	5.29%	16	4.09%
Total Trust Preferred Securities	247		247
Total other long-term debt	$495		$494

Senior Notes

On July 11, 2016, we issued $250 million of senior notes ("Senior Notes") which mature on July 15, 2021. Prior to June 15, 2021, we may redeem some or all of the Senior Notes at a redemption price equal to the greater of 100 percent of the aggregate principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments discounted to the redemption date on a semi-annual basis using a discount rate equal to the Treasury Rate plus 0.50 percent, in addition to accrued and unpaid interest.

Trust Preferred Securities

We sponsor nine trust subsidiaries, which issued preferred stock to third party investors. We issued junior subordinated debt securities to those trusts, which we have included in long-term debt. The junior subordinated debt securities are the sole assets of those trusts. The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of December 31, 2018, we had no deferred interest.

Note 15 - Warrants

May Investor Warrant

We granted warrants (the "May Investor Warrants") on January 30, 2009 under anti-dilution provisions applicable to certain investors (the "May Investors") in our May 2008 private placement capital raise.

During the year ended December 31, 2017, a total of 237,627 May Investor Warrants were exercised, resulting in the issuance of 154,313 shares of Common Stock. As of December 31, 2018 and December 31, 2017, there were no remaining May Investor Warrants outstanding and there is no related liability.

TARP Warrant

On January 30, 2009, in conjunction with the sale of 266,657 shares of TARP Preferred, we issued a warrant to purchase up to approximately 645,138 shares of Common Stock at an exercise price of $62.00 per share (the "Warrant").

The Warrant was exercisable through January 30, 2019 and has expired without being exercised.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss):

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Investment Securities
Beginning balance	$(18)	$(8)	$5
Unrealized loss	(30)	(19)	(10)
Less: Tax benefit	(7)	(7)	(3)
Net unrealized loss	(23)	(12)	(7)
Reclassifications out of AOCI (1)	(1)	3	(9)
Less: Tax (benefit) provision	—	1	(3)
Net unrealized gain (loss) reclassified out of AOCI	(1)	2	(6)
Reclassification of certain income tax effects (2)	(5)	—	—
Other comprehensive loss, net of tax	(29)	(10)	(13)
Ending balance	$(47)	$(18)	$(8)

Cash Flow Hedges
Beginning balance	$2	$1	$(3)
Unrealized gain (loss)	27	5	(13)
Less: Tax (benefit) provision	7	1	(5)
Net unrealized gain (loss)	20	4	(8)
Reclassifications out of AOCI (1) (3)	(30)	(5)	19
Less: Tax (benefit) provision	(8)	(2)	7
Net unrealized gain (loss) reclassified out of AOCI	(22)	(3)	12
Other comprehensive income/(loss), net of tax	(2)	1	4
Ending balance	$—	$2	$1

(1)	Reclassifications are reported in other noninterest income in the Consolidated Statement of Operations.

(2)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to early adoption of ASU 2018-02.

(3)	The year ended December 31, 2018, includes $29 million of hedging gains reclassified from AOCI to net interest income in conjunction with the payment of long-term FHLB advances.

Note 17 - Earnings Per Share

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the Years Ended December 31,
	2018	2017	2016
	(In millions, except share data)
Net income	$187	$63	$171
Deferred cumulative preferred stock dividends	—	—	(18)
Net income applicable to common stockholders	$187	$63	$153
Weighted Average Shares
Weighted average common shares outstanding	57,520,289	57,093,868	56,569,307
Effect of dilutive securities
May Investor Warrants	—	12,287	138,314
Stock-based awards	802,661	1,072,188	890,046
Weighted average diluted common shares	58,322,950	58,178,343	57,597,667
Earnings per common share
Basic earnings per common share	$3.26	$1.11	$2.71
Effect of dilutive securities
May Investor Warrants	—	—	(0.01)
Stock-based awards	(0.05)	(0.02)	(0.04)
Diluted earnings per common share	$3.21	$1.09	$2.66

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

Note 18 - Stock-Based Compensation

Our Board of Directors participates in stock-based and other incentive compensation plans. Certain key employees, officers, directors and others are eligible to receive stock awards. Awards that may be granted under the plan include stock options, cash-settled stock appreciation rights, restricted stock, restricted stock units, and other awards. Under the current plan, the exercise price of any award granted must be at least equal to the fair market value of common stock on the date of grant. Non-qualified stock options granted to directors expire 5 years from the date of grant. Grants other than non-qualified stock options have term limits set by the Board of Directors in the applicable agreement. Stock appreciation rights generally expire 7 years from the date of grant. Awards still outstanding under any of the prior plans will continue to be governed by their respective terms.

The compensation expense recognized related to stock-based compensation was $11 million, during each of the years ended December 31, 2018, 2017 and 2016, respectively.

Stock Options

The following table summarizes stock option activity:

	For the Years Ended December 31,
	2018 (1)		2017		2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	40,718	$80.00	45,791	$80.00	53,284	$80.00
Options canceled, forfeited and expired	(4,625)	80.00	(5,073)	80.00	(7,493)	80.00
Options outstanding, end of year	36,093	$80.00	40,718	$80.00	45,791	$80.00
Options vested or expected to vest, end of year	36,093	$80.00	40,718	$80.00	45,791	$80.00
Options exercisable, end of year	17,991	$80.00	20,286	$80.00	23,576	$80.00

(1)	All outstanding options at December 31, 2018 are vested or expected to vest and have a weighted average remaining contractual life of 1.1 years.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016, was zero. Additionally, there was no aggregate intrinsic value of options outstanding and exercised at December 31, 2018, 2017 and 2016.

Restricted Stock and Restricted Stock Units

We have issued restricted stock units to officers, directors and certain employees under our long term incentive program (LTIP). Restricted stock units generally will vest in 3 increments on each annual anniversary of the date of grant beginning with the first anniversary or vest after three years subject to service and performance conditions.

On October 20, 2015, our Board approved and adopted the Flagstar Bancorp, Inc. Executive Long-Term Incentive Program ("ExLTIP"). The ExLTIP provides for payouts to certain executives only if our stock achieves and sustains a specified market performance within ten years of the grant date. The ExLTIP awards were made in the form of restricted stock units under and subject to the terms of the 2016 Flagstar Bancorp, Inc. Stock and Incentive Plan, which was approved at the May 24, 2016 annual shareholder meeting. With the achievement of the performance hurdles and satisfactory quality reviews, installments were paid out in May 2017 and May 2018. The remaining three installments will be made annually on the vesting date anniversary.

With the achievement of the performance-based ExLTIP, on March 20, 2018, the Board of Directors approved the adoption of the 2018 Executive Long Term Incentive Program II ("2018 ExLTIP II"). The 2018 ExLTIP II was provided to certain executives and is comprised of RSUs which are dependent on stock performance, time-based RSUs for which vesting is based on service over a four years period and RSUs that are performance and time vested with the same terms as those granted to other employees under the existing LTIP.

At December 31, 2018, the maximum number of shares of common stock that may be issued were 1,481,288 shares. The total fair value of awards vested during the years ended December 31, 2018, 2017, 2016 was $9 million, $7 million, and $3 million, respectively. As of December 31, 2018, the total unrecognized compensation cost related to non-vested awards was $29 million with a weighted average expense recognition period of 2.6 years.

The following table summarizes restricted stock activity:

	For the Years Ended December 31,
	2018		2017		2016
	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	1,290,450	$20.52	1,461,910	$17.68	1,299,985	$16.36
Granted	875,352	34.32	357,058	28.06	310,209	22.97
Vested	(401,379)	23.04	(385,454)	17.36	(134,767)	15.78
Canceled and forfeited	(143,855)	21.46	(143,064)	18.89	(13,517)	17.24
Non-vested balance at end of period	1,620,568	$27.27	1,290,450	$20.52	1,461,910	$17.68

2017 Employee Stock Purchase Plan

The Employee Stock Purchase Plan ("2017 ESPP") was approved on March 20, 2017 by our Board of Directors ("the Board") and on May 23, 2017 by our shareholders. The 2017 ESPP became effective July 1, 2017 and will remain effective until terminated by the Board. A total of 800,000 shares of the Company’s common stock are reserved and authorized for issuance for purchase under the 2017 ESPP. There were 114,385 and 48,032 shares issued under the 2017 ESPP during the years ended December 31, 2018 and 2017, respectively, and the associated compensation expense was de minimis for both periods.

Incentive Compensation Plans

We had an expense of $30 million, $33 million and $33 million for the years ended December 31, 2018, 2017 and 2016, respectively, for annual employee incentive payments and commission based payments.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 19 - Income Taxes

Components of the provision for income taxes consist of the following:

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Current
Federal	$—	$2	$4
State	1	—	—
Total current income tax expense	1	2	4
Deferred
Federal	47	66	84
Federal impact of tax reform	—	80	—
State	(3)	—	(1)
Total deferred income tax expense	44	146	83
Total income tax expense	$45	$148	$87
Our effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences:

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Provision at statutory federal income tax rate (1)	$49	$74	$90
Increases (decreases) resulting from:
Non-deductible compensation	2	—	—
Bank Owned Life Insurance	(2)	(3)	(3)
State income tax benefit, net of federal income tax effect (includes valuation allowance)	(2)	—	(1)
Restricted stock compensation	(1)	(2)	—
Tax Reform	—	80	—
Warrant expense (income)	—	—	1
Other	(1)	(1)	—
Provision for income taxes	$45	$148	$87
Effective tax provision rate	19.4%	70.1%	33.7%

(1)	The statutory federal income tax rate was 21 percent for the year ended December 31, 2018 and 35 percent for both the years ended December 31, 2017 and 2016.

The decrease in our income tax provision and effective tax provision rate during the year ended December 31, 2018 as compared to the year ended December 31, 2017, was primarily due to the 2017 tax legislation which resulted in a charge to the provision for income taxes in 2017 of approximately $80 million due to the revaluation of our DTAs at a lower corporate statutory rate.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Temporary differences and carry forwards that give rise to DTAs and liabilities are comprised of the following:

	December 31,
	2018	2017
	(Dollars in millions)
Deferred tax assets
Net operating loss carryforwards (Federal and State)	$58	$110
Allowance for loan losses	40	43
Litigation settlement	14	14
Accrued compensation	10	10
General business credits	7	3
Contingent consideration	3	6
Mortgage loan servicing rights	3	—
Representation and warranty reserves	2	3
Loan deferred fees and costs	1	2
Non-accrual interest revenue	1	1
Deferred interest	1	1
Other	3	2
Total	143	195
Valuation allowance	(14)	(20)
Total net	129	175
Deferred tax liabilities
Mark-to-market adjustments	(11)	(10)
Premises and equipment	(8)	(14)
Commercial lease financing	(4)	(9)
State and local taxes	(3)	(3)
Mortgage loan servicing rights	—	(3)
Total	(26)	(39)
Net deferred tax asset	$103	$136

We have not provided deferred income taxes for the Bank’s pre-1988 tax bad debt reserve at December 31, 2018 of approximately $4 million because it is not anticipated that this temporary difference will reverse in the foreseeable future. Such reserves would only be taken into taxable income if the Bank, or a successor institution, liquidates, redeems shares, pays dividends in excess of earnings, or ceases to qualify as a bank for tax purposes.

During the years ended December 31, 2018 and 2017, we had federal net operating loss carry forwards of $154 million and $381 million, respectively. These carry forwards, if unused, expire in calendar years 2029 through 2037. As a result of a change in control occurring on January 30, 2009, Section 382 of the Internal Revenue Code places an annual limitation on the use of our new operating loss carry forwards that existed at that time. At December 31, 2018 we had $86 million of net operating loss carry forwards subject to certain annual use limitations which expire in calendar years 2029 through 2030.

We regularly evaluate the need for DTA valuation allowances based on a more likely than not standard as defined by generally accepted accounting principles. The ability to realize DTAs depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction.

We had a total state DTA before valuation allowance of $32 million which includes total state net operating loss carryforwards of $516 million at December 31, 2018. In connection with our ongoing assessment of deferred taxes, we analyzed each state net operating loss separately and determined the amount of such net operating loss, estimated the amount which we expected to expire unused, and recorded a valuation allowance to reduce the DTA for state net operating losses to the amount which is more likely than not to be realized. At December 31, 2018, the net state DTAs which will more likely than not be realized, was $18 million. We have a valuation allowance of $14 million due to state loss carryover limitations.

We will continue to regularly assess the realizability of our DTAs. Changes in earnings performance and future earnings projections, among other factors, may cause us to adjust our valuation allowance.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Our income tax returns are subject to review and examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. At December 31, 2018, the Internal Revenue Service had completed an examination of us through the taxable year ended December 31, 2013. The years open to examination by state and local government authorities vary by jurisdiction.

We recognize interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2018, 2017 and 2016, we did not recognize any interest income, interest expense, or increase or decreases to uncertain income tax positions of greater than $1 million, individually or in aggregate.

Note 20 - Regulatory Capital

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

To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both December 31, 2018 and December 31, 2017.

The following tables present the regulatory capital ratios as of the dates indicated:

Flagstar Bancorp	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
December 31, 2018
Tangible capital (to adjusted avg. total assets)	$1,505	8.29%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted avg. total assets)	1,505	8.29%	$726	4.0%	$908	5.0%
Common equity Tier 1 capital (to RWA)	1,265	10.54%	540	4.5%	780	6.5%
Tier 1 capital (to RWA)	1,505	12.54%	720	6.0%	960	8.0%
Total capital (to RWA)	1,637	13.63%	960	8.0%	1,201	10.0%
December 31, 2017
Tangible capital (to adjusted avg. total assets)	$1,442	8.51%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted avg. total assets)	1,442	8.51%	$678	4.0%	$848	5.0%
Common equity Tier 1 capital (to RWA)	1,216	11.50%	476	4.5%	688	6.5%
Tier 1 capital (to RWA)	1,442	13.63%	635	6.0%	846	8.0%
Total capital (to RWA)	1,576	14.90%	846	8.0%	1,058	10.0%
N/A - Not applicable.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Flagstar Bank	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
December 31, 2018
Tangible capital (to adjusted avg. total assets)	$1,574	8.67%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted avg. total assets)	1,574	8.67%	$726	4.0%	$908	5.0%
Common equity Tier 1 capital (to RWA)	1,574	13.12%	540	4.5%	780	6.5%
Tier 1 capital (to RWA)	1,574	13.12%	720	6.0%	960	8.0%
Total capital (to RWA)	1,705	14.21%	960	8.0%	1,200	10.0%
December 31, 2017
Tangible capital (to adjusted avg. total assets)	$1,531	9.04%	N/A	N/A	N/A	N/A
Tier 1 capital (to adjusted avg. total assets)	1,531	9.04%	$677	4.0%	$847	5.0%
Common equity Tier 1 capital (to RWA)	1,531	14.46%	476	4.5%	688	6.5%
Tier 1 capital (to RWA)	1,531	14.46%	635	6.0%	847	8.0%
Total capital (to RWA)	1,664	15.72%	847	8.0%	1,059	10.0%
N/A - Not applicable.

Note 21 - Legal Proceedings, Contingencies and Commitments

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

At December 31, 2018, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements, or that the ultimate outcome of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

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

The Settlement Agreement meets the definition of a financial instrument for which we elected the fair value option. We consider the assumptions a market participant would make to transfer the liability and evaluate the potential ways we might satisfy the Settlement Agreement and our estimates of the likelihood of these outcomes, which may change over time. The fair value of the liability is subject to significant uncertainty and is impacted by forecasted estimates of the timing of potential payments, some of which are impacted by inputs including estimates of equity, earnings, timing and amount of dividends and growth of the balance sheet and their related impacts on forecasted Tier 1 Leverage Capital Ratio, and the likelihood and types of potential business combinations. For further information on the fair value to the liability, see Note 22 - Fair Value Measurements.

Other litigation accruals

At December 31, 2018 and December 31, 2017, excluding the fair value liability relating to the DOJ litigation settlement, our total accrual for contingent liabilities and settled litigation was $2 million and $1 million, respectively.

Commitments

The following table is a summary of the contractual amount of significant commitments:

	December 31,
	2018	2017
	(Dollars in millions)
Commitments to extend credit
Mortgage loan interest-rate lock commitments	$2,293	$3,667
Warehouse loan commitments	2,334	1,618
Commercial and industrial commitments	918	695
Other commercial commitments	1,260	1,021
HELOC commitments	429	283
Other consumer commitments	108	15
Standby and commercial letters of credit	63	50

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

Mortgage loan interest-rate lock commitments. We enter into mortgage interest-rate lock commitments with our customers. These commitments are considered to be derivative instruments and the fair value of these commitments is recorded in the Consolidated Statements of Financial Condition in other assets. For further information, see Note 12 - Derivative Financial Instruments.

Warehouse loan commitments. Lines of credit provided to mortgage originators to fund loans they originate and then sell. The proceeds of the sale of the loans are used to repay the draw on the line used to fund the loans. See Note 2 - Acquisitions, for further information on our mortgage loan warehouse business acquisition.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

We maintain a reserve for the estimate of probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. A reserve balance of $3 million at December 31, 2018 and December 31, 2017, respectively, is reflected in other liabilities on the Consolidated Statements of Financial Condition.

Note 22 - Fair Value Measurements

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value by caption on the Consolidated Statements of Financial Condition and by level in the valuation hierarchy:

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$1,374	$—	$1,374
Agency - Residential	—	662	—	662
Municipal obligations	—	32	—	32
Corporate debt obligations	—	42	—	42
Other MBS	—	32	—	32
Loans held-for-sale
Residential first mortgage loans	—	3,732	—	3,732
Loans held-for-investment
Residential first mortgage loans	—	8	—	8
Home equity	—	—	2	2
Mortgage servicing rights	—	—	290	290
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	20	20
Mortgage-backed securities forwards	—	4	—	4
Interest rate swaps and swaptions	—	23	—	23
Total assets at fair value	$—	$5,909	$312	$6,221
Derivative liabilities
Futures	$—	$(1)	$—	$(1)
Mortgage-backed securities forwards	—	(31)	—	(31)
Interest rate swaps	—	(7)	—	(7)
DOJ litigation settlement	—	—	(60)	(60)
Contingent consideration	—	—	(6)	(6)
Total liabilities at fair value	$—	$(39)	$(66)	$(105)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$987	$—	$987
Agency - Residential	—	794	—	794
Municipal obligations	—	34	—	34
Corporate debt obligations	—	38	—	38
Loans held-for-sale
Residential first mortgage loans	—	4,300	—	4,300
Loans held-for-investment
Residential first mortgage loans	—	8	—	8
Home equity	—	—	4	4
Mortgage servicing rights	—	—	291	291
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	24	24
Mortgage-backed securities forwards	—	4	—	4
Interest rate swaps and swaptions	—	11	—	11
Total assets at fair value	$—	$6,176	$319	$6,495
Derivative liabilities
Interest rate swap on FHLB advances	$—	$(1)	$—	$(1)
Mortgage-backed securities forwards	—	(6)	—	(6)
Interest rate swaps	—	(4)	—	(4)
DOJ litigation settlement	—	—	(60)	(60)
Contingent consideration	—	—	(25)	(25)
Total liabilities at fair value	$—	$(11)	$(85)	$(96)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Fair Value Measurements Using Significant Unobservable Inputs

The following tables include a roll forward of the Consolidated Statements of Financial Condition amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy:

	Balance at Beginning of Year	Total Gains / (Losses) Recorded in Earnings (1)	Purchases / Originations	Sales	Settlement	Transfers In (Out)	Balance at End of Year
	(Dollars in millions)
Year Ended December 31, 2018
Assets
Loans held-for-investment
Home equity	$4	$—	$—	$—	$(2)	$—	$2
Mortgage servicing rights (2)	291	(18)	356	(339)	—	—	290
Rate lock commitments (net) (2)(3)	24	(34)	235	—	—	(205)	20
Totals	$319	$(52)	$591	$(339)	$(2)	$(205)	$312
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	(25)	13	—	—	6	—	(6)
Totals	$(85)	$13	$—	$—	$6	$—	$(66)
Year Ended December 31, 2017
Assets
Loans held-for-sale
Home equity	$—	$1	$—	$(52)	$(1)	$52	$—
Loans held-for-investment
Home equity	65	2	—	—	(8)	(55)	4
Mortgage servicing rights (2)	335	(22)	288	(310)	—	—	291
Rate lock commitments (net) (2)(3)	18	54	267	—	—	(315)	24
Totals	$418	$35	$555	$(362)	$(9)	$(318)	$319
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	—	(1)	(25)	—	1	—	(25)
Totals	$(60)	$(1)	$(25)	$—	$1	$—	$(85)
Year Ended December 31, 2016
Assets
Loans held-for-investment
Home equity	$106	$5	$—	$—	$(46)	$—	$65
Mortgage servicing rights (2)	296	(105)	228	(84)	—	—	335
Rate lock commitments (net) (2)(3)	26	25	325	—	—	(358)	18
Totals	$428	$(75)	$553	$(84)	$(46)	$(358)	$418
Liabilities
DOJ litigation settlement	$(84)	$24	$—	$—	$—	$—	$(60)

(1)	There were no unrealized gains/losses recorded in OCI during the years ended December 31, 2018, 2017 and 2016.

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
	(Dollars in millions)
December 31, 2018
Assets
Loans held-for-investment
Home equity	$2	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% - 10.8% (9.0%) 13.6% - 20.3% (16.9%) 3.0% - 4.6% (3.8%)	(1)
Mortgage servicing rights	$290	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	2.1% - 25.9% (5.4%) 0% - 10.7% (9.6%) $67 - $95 ($86)	(1)
Rate lock commitments (net)	$20	Consensus pricing	Origination pull-through rate	75.0% - 87.2% (76.8%)	(1)
Liabilities
DOJ litigation settlement	$(60)	Discounted cash flows	See description below	See description below
Contingent consideration	$(6)	Discounted cash flows	Beta Equity volatility	0.6 - 1.6 (1.1) 26.6% - 58.9% (40.0%)	(2)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
December 31, 2017
Assets
Loans held-for-investment
Home equity	$4	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% - 10.8% (9.0%) 5.1% - 7.7% (6.4%) 3.0% - 4.5% (3.6%)	(1)
Mortgage servicing rights	$291	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	5.0% - 7.5% (6.3%) 8.0% - 11.8% (9.9%) $58 - $87 ($73)	(1)
Rate lock commitments (net)	$24	Consensus pricing	Origination pull-through rate	64.7% - 97.1% (82.0%)	(1)
Liabilities
DOJ litigation settlement	$(60)	Discounted cash flows	See description below	See description below
Contingent consideration	$(25)	Discounted cash flows	Beta Equity volatility	0.6 - 1.6 (1.1) 26.6% - 58.9% (40.0%)	(2)

(1)	Unobservable inputs were weighted by their relative fair value of the instruments.

(2)	Unobservable inputs were not weighted as only one instrument exists.

Recurring Significant Unobservable Inputs

Home equity. The most significant unobservable inputs used in the fair value measurement of the home equity loans are discount rates, constant prepayment rates, and default rates. The constant prepayment and default rates are based on a 12 month historical average. Significant increases (decreases) in the discount rate in isolation result in a significantly lower (higher) fair value measurement. Increases (decreases) in prepay rates in isolation result in a higher (lower) fair value and increases (decreases) in default rates in isolation result in a lower (higher) fair value.

MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For December 31, 2018 and December 31, 2017 the weighted average life (in years) for the entire MSR portfolio was 5.2 and 6.0, respectively.

DOJ litigation settlement. The significant unobservable inputs used in the fair value measurement of the DOJ litigation settlement include assumptions that a market participant would make to transfer the liability and probability-weighted estimates of the potential ways we might satisfy the Settlement Agreement. For further information on the fair value inputs related to the DOJ litigation settlement, see Note 21 - Legal Proceedings, Contingencies and Commitments.

Rate lock commitments. The significant unobservable input used in the fair value measurement of the rate lock commitments is the pull through rate. The pull through rate is a statistical analysis of our actual rate lock fallout history to determine

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

the sensitivity of the residential mortgage loan pipeline compared to interest rate changes and other deterministic values. New market prices are applied based on updated loan characteristics and new fallout ratios (i.e., the inverse of the pull through rate) are applied accordingly. Significant increases (decreases) in the pull through rate in isolation result in a significantly higher (lower) fair value measurement.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis.

The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Gains/(Losses)
	(Dollars in millions)
December 31, 2018
Loans held-for-sale (2)	$5	$5	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	12	—	12	(4)
Repossessed assets (3)	7		7	(3)
Totals	$24	$5	$19	$(8)
December 31, 2017
Loans held-for-sale (2)	$6	$6	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	21	—	21	(10)
Repossessed assets (3)	8	—	8	(4)
Totals	$35	$6	$29	$(15)

(1)	The fair values are determined at various dates during the years ended December 31, 2018 and 2017, respectively.

(2)	Gains/(losses) reflect fair value adjustments on assets for which we did not elect the fair value option.

(3)	Gains/(losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

The following tables present the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
December 31, 2018
Impaired loans held-for-investment
Residential first mortgage loans	$12	Fair value of collateral	Loss severity discount	25% - 30% (28.3%)	(1)
Repossessed assets	$7	Fair value of collateral	Loss severity discount	0% - 100% (25.8%)	(1)
December 31, 2017
Impaired loans held-for-investment
Residential first mortgage loans	$21	Fair value of collateral	Loss severity discount	25% - 30% (27.9%)	(1)
Repossessed assets	$8	Fair value of collateral	Loss severity discount	0% - 100% (70.9%)	(1)

(1)	Unobservable inputs were weighted by their relative fair value of the instruments.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	December 31, 2018
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$408	$408	$408	$—	$—
Investment securities available-for-sale	2,142	2,142	—	2,142	—
Investment securities held-to-maturity	703	681	—	681	—
Loans held-for-sale	3,869	3,870	—	3,870	—
Loans held-for-investment	9,088	8,966	—	8	8,958
Loans with government guarantees	392	374	—	374	—
Mortgage servicing rights	290	290	—	—	290
Federal Home Loan Bank stock	303	303	—	303	—
Bank owned life insurance	340	340	—	340	—
Repossessed assets	7	7	—	—	7
Other assets, foreclosure claims	50	50	—	50	—
Derivative financial instruments, assets	47	47	—	27	20
Liabilities
Retail deposits
Demand deposits and savings accounts	$(6,467)	$(5,475)	$—	$(5,475)	$—
Certificates of deposit	(2,387)	(2,379)	—	(2,379)	—
Wholesale deposits	(583)	(585)	—	(585)	—
Government deposits	(1,202)	(1,145)	—	(1,145)	—
Custodial deposits	(1,741)	(1,664)	—	(1,664)	—
Federal Home Loan Bank advances	(3,394)	(3,383)	—	(3,383)	—
Long-term debt	(495)	(463)	—	(463)	—
DOJ litigation settlement	(60)	(60)	—	—	(60)
Contingent consideration	(6)	(6)	—	—	(6)
Derivative financial instruments, liabilities	(39)	(39)	—	(39)	—

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

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

Fair Value Option

We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements primarily to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$(29)	$283	$269
Loans held-for-investment
Other noninterest income	—	1	1
Liabilities
DOJ litigation settlement
Other noninterest income	—	—	24

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	December 31, 2018			December 31, 2017
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$6	$6	$—	$6	$5	$(1)
Loans held-for-investment	4	3	(1)	5	4	(1)
Total nonaccrual loans	10	9	(1)	11	9	(2)
Other performing loans
Loans held-for-sale	3,601	3,726	125	4,167	4,295	128
Loans held-for-investment	8	7	(1)	10	8	(2)
Total other performing loans	3,609	3,733	124	4,177	4,303	126
Total loans
Loans held-for-sale	3,607	3,732	125	4,173	4,300	127
Loans held-for-investment	12	10	(2)	15	12	(3)
Total loans	$3,619	$3,742	$123	$4,188	$4,312	$124
Liabilities
Litigation settlement (1)	$(118)	$(60)	$58	$(118)	$(60)	$58

(1)	We are obligated to pay $118 million in installment payments upon meeting certain performance conditions, as described in Note 21 - Legal Proceedings, Contingencies and Commitments.

Note 23 - Segment Information

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

The Mortgage Originations segment originates and acquires one-to-four family residential mortgage loans to sell or hold on our balance sheet. Loans originated-to-sell, comprise the majority of the lending activity. These loans are originated through mortgage branches, call centers, the Internet and third party counterparties. The Mortgage Origination segment

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

recognizes interest income on loans that are held for sale and the gains from sales associated with these loans, whereas the interest income on LHFI and a loss on sales for the purchase of these loans is recognized in the Community Banking segment.

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

The Other segment includes the treasury functions, which include, the impact of interest rate risk management, balance sheet funding activities and the administration of the investment securities portfolios, as well as miscellaneous other expenses of a corporate nature. In addition, the Other segment includes revenue and expenses related to treasury and corporate assets and liabilities and equity not directly assigned or allocated to the Community Banking, Mortgage Originations or Mortgage Servicing operating segments.

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

The following tables present financial information by business segment for the periods indicated:

	Year Ended December 31, 2018
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$314	$128	$7	$48	$497
Net gain (loss) on loan sales	(12)	212	—	—	200
Other noninterest income	40	101	94	4	239
Total net interest income and noninterest income	342	441	101	52	936
(Provision) benefit for loan losses	(2)	(2)	—	12	8
Compensation and benefits	(70)	(105)	(19)	(124)	(318)
Other noninterest expense and directly allocated overhead	(110)	(161)	(70)	(53)	(394)
Total noninterest expense	(180)	(266)	(89)	(177)	(712)
Income (loss) before overhead allocations and income taxes	160	173	12	(113)	232
Overhead allocation	(39)	(68)	(20)	127	—
(Provision) benefit for income taxes	(25)	(22)	2	—	(45)
Net income (loss)	$96	$83	$(6)	$14	$187
Intersegment (expense) revenue	$1	$10	$19	$(30)	$—

Average balances
Loans held-for-sale	$24	$4,172	$—	$—	$4,196
Loans with government guarantees	—	303	—	—	303
Loans held-for-investment (2)	8,417	9	—	29	8,455
Total assets	8,615	5,406	34	3,925	17,980
Deposits	8,892	—	1,883	—	10,775

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2017
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$238	$129	$11	$12	$390
Net gain (loss) on loan sales	(10)	278	—	—	268
Other noninterest income	31	92	66	13	202
Total net interest income and noninterest income	259	499	77	25	860
(Provision) benefit for loan losses	(4)	(4)	—	2	(6)
Compensation and benefits	(62)	(100)	(16)	(121)	(299)
Other noninterest expense and directly allocated overhead	(92)	(163)	(61)	(28)	(344)
Total noninterest expense	(154)	(263)	(77)	(149)	(643)
Income (loss) before overhead allocations and income taxes	101	232	—	(122)	211
Overhead allocation	(41)	(63)	(23)	127	—
(Provision) benefit for income taxes	(21)	(59)	8	(76)	(148)
Net income (loss)	$39	$110	$(15)	$(71)	$63
Intersegment (expense) revenue	$(6)	$4	$19	$(17)	$—

Average balances
Loans held-for-sale	$16	$4,130	$—	$—	$4,146
Loans with government guarantees	—	290	—	—	290
Loans held-for-investment (2)	6,475	7	—	29	6,511
Total assets	6,544	5,414	36	3,852	15,846
Deposits	7,454	—	1,453	—	8,907

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Year Ended December 31, 2016
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$206	$90	$21	$6	$323
Net gain on loan sales	6	310	—	—	316
Other noninterest income	28	43	60	40	171
Total net interest income and noninterest income	240	443	81	46	810
(Provision) benefit for loan losses	10	(2)	—	—	8
Compensation and benefits	(56)	(81)	(15)	(117)	(269)
Other noninterest expense and directly allocated overhead	(89)	(123)	(63)	(16)	(291)
Total noninterest expense	(145)	(204)	(78)	(133)	(560)
Income (loss) before overhead allocations and income taxes	105	237	3	(87)	258
Overhead allocation	(35)	(54)	(23)	112	—
(Provision) benefit for income taxes	(24)	(64)	7	(6)	(87)
Net income (loss)	$46	$119	$(13)	$19	$171
Intersegment (expense) revenue	$(3)	$(1)	$23	$(19)	$—

Average balances
Loans held-for-sale	$66	$3,068	$—	$—	$3,134
Loans with government guarantees	—	435	—	—	435
Loans held-for-investment (2)	5,809	6	—	—	5,815
Total assets	5,906	4,435	28	3,538	13,907
Deposits	7,151	—	1,611	—	8,762

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 24 - Holding Company Only Financial Statements

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

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Financial Condition
(Dollars in millions)

	December 31,
	2018	2017
	(Dollars in millions)
Assets
Cash and cash equivalents	$201	$196
Investment in subsidiaries (1)	1,836	1,676
Other assets	52	44
Total assets	$2,089	$1,916
Liabilities and Stockholders’ Equity
Liabilities
Long term debt	$495	$494
Other liabilities	24	23
Total liabilities	519	517
Stockholders’ Equity
Common stock	1	1
Additional paid in capital	1,522	1,512
Accumulated other comprehensive loss	(47)	(17)
Retained earnings/(accumulated deficit)	94	(97)
Total stockholders’ equity	1,570	1,399
Total liabilities and stockholders’ equity	$2,089	$1,916

(1)	Includes unconsolidated trusts of $7 million for December 31, 2018 and 2017.

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Operations
(Dollars in millions)

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Income
Interest	$1	$—	$—
Total	1	—	—
Expenses
Interest	$27	$25	$16
General and administrative	7	9	9
Total	34	34	25
Loss before undistributed income of subsidiaries	(33)	(34)	(25)
Equity in undistributed income of subsidiaries	212	110	188
Income before income taxes	179	76	163
Provision (benefit) for income taxes	(8)	13	(8)
Net income	187	63	171
Other comprehensive loss (1)	(31)	(9)	(9)
Comprehensive income	$156	$54	$162

(1)	See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Cash Flows
(Dollars in millions)

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net income	$187	$63	$171
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in (income) loss of subsidiaries	(177)	47	12
Stock-based compensation	10	5	10
Change in other assets	8	18	(8)
Change in other liabilities	2	(2)	(22)
Change in fair value and other non-cash changes	(25)	(5)	(4)
Net cash used in operating activities	5	126	159
Investing Activities
Net cash provided by (used in) investment activities	—	—	—
Financing Activities
Proceeds from the issuance of senior notes	—	—	245
Redemption of preferred stock	—	—	(267)
Dividends paid on preferred stock	—	—	(104)
Net cash used in financing activities	—	—	(126)
Net increase in cash and cash equivalents	5	126	33
Cash and cash equivalents, beginning of year	196	70	37
Cash and cash equivalents, end of year	$201	$196	$70
Note 25 - Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in 2018 and 2017:

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in millions, except per share data)
Interest income	$181	$183	$167	$152
Interest expense	29	59	52	46
Net interest income	152	124	115	106
Provision (benefit) for loan losses	(5)	(2)	(1)	—
Net interest income after provision for loan losses	157	126	116	106
Net gain on loan sales	34	43	63	60
Loan fees and charges	20	23	24	20
Deposit fees and charges	6	5	5	5
Loan administration income	8	5	5	5
Net return on the mortgage servicing rights	10	13	9	4
Other noninterest income	20	18	17	17
Noninterest expense	189	173	177	173
Income before income tax	66	60	62	44
Provision for income taxes	12	12	12	9
Net income from continuing operations	$54	$48	$50	$35
Basic income per share	$0.94	$0.84	$0.86	$0.61
Diluted income per share	$0.93	$0.83	$0.85	$0.60

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in millions, except per share data)
Interest income	$148	$140	$129	$110
Interest expense	41	37	32	27
Net interest income	107	103	97	83
Provision (benefit) for loan losses	2	2	(1)	3
Net interest income after provision for loan losses	105	101	98	80
Net gain on loan sales	79	75	66	48
Loan fees and charges	24	23	20	15
Deposit fees and charges	4	5	5	4
Loan administration income	5	5	6	5
Net return (loss) on the mortgage servicing rights	(4)	6	6	14
Other noninterest income	16	16	13	14
Noninterest expense	178	171	154	140
Income before income tax	51	60	60	40
Provision for income taxes	96	20	19	13
Net income from continuing operations	$(45)	$40	$41	$27
Basic income per share	$(0.79)	$0.71	$0.72	$0.47
Diluted income per share	$(0.79)	$0.70	$0.71	$0.46

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, as of December 31, 2018 we assert that we maintained effective internal control over financial reporting.

The effectiveness of Management's internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers, LLP, our independent registered public accounting firm, as stated in their report, included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item 10 will be contained in our Proxy Statement relating to the 2019 Annual Meeting of Stockholders and is hereby incorporated by reference.

Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and charters for our Audit Committee, Compensation Committee, and Nominating Corporate Governance Committee are available at www.flagstar.com or upon written request by stockholders to Flagstar Bancorp, Inc., Attn: Investor Relations, 5151 Corporate Drive, Troy, MI 48098.

None of the information currently posted, or posted in the future, on our website is incorporated by reference into this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in our Proxy Statement relating to the 2019 Annual Meeting of Stockholders and is hereby incorporated by reference, provided that the Compensation Committee Report shall be deemed to be furnished and not filed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this Item 12 will be contained in our Proxy Statement relating to the 2019 Annual Meeting of Stockholders and is hereby incorporated by reference.

Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2018.

Plan Category	Number of Securities to Be Issued Upon Exercise	Weighted Average Exercise Price (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders - Restricted Stock Units (2)	1,620,568	$—	1,481,288
Equity compensation plans not approved by security holders	—	—	—
Total	1,620,568	$—	1,481,288

(1)	Weighted average exercise price is calculated including RSUs, which for this purpose are treated as having an exercise price of zero.

(2)	For further information regarding the equity compensation plans under which the RSUs are authorized for issuance, see Note 18 - Stock-Based Compensation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in our Proxy Statement relating to the 2019 Annual Meeting of Stockholders and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be contained in our Proxy Statement relating to the 2019 Annual Meeting of Stockholders and is hereby incorporated by reference.

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
3.1*
Second Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc. (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2017, and incorporated herein by reference).

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

10.5*
Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, and incorporated herein by reference).

10.6*
Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the period ended December 31, 2017, and incorporated herein by reference).

10.7*
Stipulation and Order of Settlement and Dismissal, dated February 24, 2012, by and among the Company, the Bank and the United States of America (previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the period ended December 31, 2016, and incorporated herein by reference).

10.8+	Employment Agreement, dated as of October 22, 2018, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Alessandro P. DiNello.

Exhibit No.	Description
10.9+	Employment Agreement effective October 22, 2018, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith
10.10*+
Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, and incorporated herein by reference).

10.11*+
Form of Senior Executive Officer Award Agreement under Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 10-Q, for the period ended June 30, 2018, and incorporated herein by reference).

10.12*+
Form of Executive Long-Term Incentive Program Award Agreement under Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, and incorporated herein by reference).

10.13*+
2016 Stock Award and Incentive Plan Restricted Stock Unit Senior Executive Officer Award Agreement - 4 year ratable (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.14*+
2016 Stock Award and Incentive Plan Restricted Stock Unit and Performance Share Unit Senior Executive Officer Award Agreement - SEO Performance (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.15*+
Executive Long-Term Incentive Program Award Agreement II ($44 VWAP) (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.16*+
Executive Long-Term Incentive Program Award Agreement II ($40 VWAP) (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.17*+
2016 Stock Award and Incentive Plan Restricted Stock Unit Senior Executive Officer Award Agreement - SEO Time (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.18+	Employment Agreement effective January 18, 2019, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and James K. Ciroli
10.19+	Employment Agreement effective January 18, 2019, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Stephen Figliuolo
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
101
Financial statements from Annual Report on Form 10-K of the Company for the year ended December 31, 2018, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference
+	Constitutes a management contract or compensation plan or arrangement
Flagstar Bancorp, Inc. will furnish to any stockholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Company’s reasonable expenses in furnishing the exhibit to the stockholder. Requests for exhibits and information regarding the applicable fee should be directed to "Kenneth Schellenberg, Director of Investor Relations" at the address of the principal executive offices set forth on the cover of this Annual Report on Form 10-K.
(b) — Exhibits. See Item 15.(a)(3) above.
(c) — Financial Statement Schedules. See Item 15.(a)(2) above.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2019.

FLAGSTAR BANCORP, INC.

By:	/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned, in his or her capacity as director or officer, or both, as the case may be, of Flagstar Bancorp, Inc., does hereby appoint Alessandro DiNello and James K. Ciroli, and each of them, his or her attorney or attorneys with full power of substitution to execute in his or her name, in his or her capacity as a director or officer, or both, as the case may be, of Flagstar Bancorp, Inc., the 2018 Form 10-K Annual Report and any and all amendments and supplements to such 2018 Form 10-K Annual Report and post-effective amendments and supplements thereto, and to file the same with all exhibits thereto and all other documents in connection therewith with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2019.

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
3.1*
Second Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc. (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2017, and incorporated herein by reference).

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

10.5*
Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, and incorporated herein by reference).

10.6*
Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the period ended December 31, 2017, and incorporated herein by reference).

10.7*
Stipulation and Order of Settlement and Dismissal, dated February 24, 2012, by and among the Company, the Bank and the United States of America (previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the period ended December 31, 2016, and incorporated herein by reference).

10.8+	Employment Agreement, dated as of October 22, 2018, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Alessandro P. DiNello.
10.9+	Employment Agreement effective October 22, 2018, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith
10.10*+
Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, and incorporated herein by reference).

10.11*+
Form of Senior Executive Officer Award Agreement under Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 10-Q, for the period ended June 30, 2018, and incorporated herein by reference).

10.12*+
Form of Executive Long-Term Incentive Program Award Agreement under Flagstar Bancorp, Inc. 2016 Stock Award and Incentive Plan (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, and incorporated herein by reference).

10.13*+
2016 Stock Award and Incentive Plan Restricted Stock Unit Senior Executive Officer Award Agreement - 4 year ratable (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.14*+
2016 Stock Award and Incentive Plan Restricted Stock Unit and Performance Share Unit Senior Executive Officer Award Agreement - SEO Performance (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

Exhibit No.	Description
10.15*+
Executive Long-Term Incentive Program Award Agreement II ($44 VWAP) (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.16*+
Executive Long-Term Incentive Program Award Agreement II ($40 VWAP) (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.17*+
2016 Stock Award and Incentive Plan Restricted Stock Unit Senior Executive Officer Award Agreement - SEO Time (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated March 26, 2018, and incorporated herein by reference).

10.18+	Employment Agreement effective January 18, 2019, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and James K. Ciroli
10.19+	Employment Agreement effective January 18, 2019, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Stephen Figliuolo
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
101
Financial statements from Annual Report on Form 10-K of the Company for the year ended December 31, 2018, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference
+	Constitutes a management contract or compensation plan or arrangement