Form 10-Q
period 2019-03-31
FLAGSTAR BANCORP INC
filed 2019-05-10
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock	FBC	New York Stock Exchange
As of May 8, 2019, 56,480,946 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
AFS	Available for Sale	HELOAN	Home Equity Loan
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	HOLA	Home Owners Loan Act
ALCO	Asset Liability Committee	Home equity	Second Mortgages, HELOANs, HELOCs
ALLL	Allowance for Loan & Lease Losses	HTM	Held to Maturity
AOCI	Accumulated Other Comprehensive Income (Loss)	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	LHFI	Loans Held-for-Investment
Basel III	Basel Committee on Banking Supervision Third Basel Accord	LHFS	Loans Held-for-Sale
C&I	Commercial and Industrial	LTV	Loan-to-Value Ratio
CDARS	Certificates of Deposit Account Registry Service	Management	Flagstar Bancorp’s Management
CET1	Common Equity Tier 1	MBIA	MBIA Insurance Corporation
CLTV	Combined Loan to Value Ratio	MBS	Mortgage-Backed Securities
Common Stock	Common Shares	MD&A	Management's Discussion and Analysis
CRE	Commercial Real Estate	MSR	Mortgage Servicing Rights
DCB	Desert Community Bank	N/A	Not Applicable
Deposit Beta	The change in the annualized cost of our deposits, compared to the change in the Federal Reserve discount rate	NYSE	New York Stock Exchange
DOJ	United States Department of Justice	OCC	Office of the Comptroller of the Currency
DTA	Deferred Tax Asset	OCI	Other Comprehensive Income (Loss)
EVE	Economic Value of Equity	OTTI	Other-Than-Temporary-Impairment
Fannie Mae	Federal National Mortgage Association	QTL	Qualified Thrift Lending
FASB	Financial Accounting Standards Board	Regulatory Agencies
Board of Governors of the Federal Reserve, Office of the Comptroller of the Currency, U.S. Department of the Treasury, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, Securities and Exchange Commission

FDIC	Federal Deposit Insurance Corporation	REO	Real estate owned and other nonperforming assets, net
Federal Reserve	Board of Governors of the Federal Reserve System	RMBS	Residential Mortgage-Backed Securities
FHA	Federal Housing Administration	RWA	Risk Weighted Assets
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FICO	Fair Isaac Corporation	SOFR	Secured Oversight Financing Rate
FRB	Federal Reserve Bank	TARP Preferred	Troubled Asset Relief Program Fixed Rate Cumulative Perpetual Preferred Stock, Series C
Freddie Mac	Federal Home Loan Mortgage Corporation	TDR	Trouble Debt Restructuring
FTE	Full Time Equivalent Employees	UPB	Unpaid Principal Balance
GAAP	United States Generally Accepted Accounting Principles	U.S. Treasury	United States Department of Treasury
GNMA	Government National Mortgage Association	VIE	Variable Interest Entities
HELOC	Home Equity Lines of Credit	XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the first quarter of 2019, which should be read in conjunction with the financial statements and related notes set forth in Part I, Item 1 of this Form 10-Q and Part II, Item 8 of Flagstar Bancorp, Inc.'s 2018 Annual Report on Form 10-K for the year ended December 31, 2018.

Certain statements in this Form 10-Q, including but not limited to statements included within Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements are based on the current beliefs and expectations of our management. Actual results may differ from those set forth in forward-looking statements. See Forward-Looking Statements on page 32 of this Form 10-Q and Part I, Item 1A, Risk Factors of Flagstar Bancorp, Inc.'s 2018 Annual Report on Form 10-K for the year ended December 31, 2018. Additional information about Flagstar can be found on our website at www.flagstar.com.

Where we say "we," "us," "our," the "Company," "Bancorp" or "Flagstar," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference will include our wholly-owned subsidiary Flagstar Bank, FSB (the "Bank"). See the Glossary of Abbreviations and Acronyms on page 3 for definitions used throughout this Form 10-Q.

Introduction

We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide commercial and consumer banking services and we are the 5th largest bank mortgage originator in the nation and the 5th largest subservicer of mortgage loans nationwide. At March 31, 2019, we had 3,996 full-time equivalent employees. Our common stock is listed on the NYSE under the symbol "FBC."

Our relationship-based business model leverages our full-service bank’s capabilities and our national mortgage platform to create and build financial solutions for our customers. At March 31, 2019, we operated 160 full-service banking branches that offer a full set of banking products to consumer, commercial, and government customers. Our banking footprint spans Michigan, Indiana, California, Wisconsin, Ohio and contiguous states.

We originate mortgages through a wholesale network of brokers and correspondents in all 50 states, our own loan officers from 72 retail locations in 22 states and two call centers, which includes our direct lending team. We are also a leading national servicer of mortgage loans and provide complementary ancillary offerings including MSR lending, servicing advance lending and recapture services.

Recent Acquisitions

In the fourth quarter of 2018, we closed on the purchase of 52 branches from Wells Fargo located in Indiana, Michigan, Wisconsin and Ohio. In the first quarter of 2018, we closed on the purchase of the mortgage loan warehouse business from Santander Bank and completed the acquisition of eight Desert Community Bank branches located in San Bernardino County, California. For further information, see Note 2 - Acquisitions.

Operating Segments

Our operations are conducted through our three operating segments: Community Banking, Mortgage Originations, and Mortgage Servicing. For further information, see MD&A - Operating Segments and Note 18 - Segment Information.

Selected Financial Ratios
(Dollars in millions, except share data)

	Three Months Ended March 31,
	2019	2018
	(In millions and percentages)
Selected Mortgage Statistics:
Mortgage rate lock commitments (fallout-adjusted) (1)	$6,602	$7,722
Mortgage loans originated	$5,513	$7,886
Mortgage loans sold and securitized	$5,170	$7,247
Selected Ratios:
Interest rate spread (2)	2.69%	2.54%
Net interest margin	3.09%	2.76%
Return on average assets	0.79%	0.82%
Return on average common equity	9.16%	9.94%
Return on average tangible common equity (3)	11.33%	10.21%
Common equity-to-assets ratio (average for the period)	8.59%	8.27%
Efficiency ratio	81.3%	79.7%
Effective tax provision rate	18.4%	20.1%
Average Balances:
Average interest-earning assets	$16,294	$15,354
Average interest-paying liabilities	$12,505	$12,974
Average stockholders' equity	$1,583	$1,414

	March 31, 2019	December 31, 2018	March 31, 2018
	(In millions, except per share data and percentages)
Selected Statistics:
Book value per common share	$27.86	$27.19	$24.87
Tangible book value per share (4)	$24.65	$23.90	$23.62
Number of common shares outstanding	56,480,086	57,749,464	57,399,993
Common equity-to-assets ratio	8.09%	8.47%	8.05%
Tangible common equity to assets ratio (4)	7.16%	7.45%	7.65%
Capitalized value of mortgage servicing rights	1.27%	1.35%	1.27%
Bancorp Tier 1 leverage (to adjusted avg. total assets)	8.37%	8.29%	8.72%
Bank Tier 1 leverage (to adjusted avg. total assets)	9.04%	8.67%	9.08%
Number of bank branches	160	160	107
Number of FTE employees	3,996	3,938	3,659

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

(3)	Excludes goodwill, intangible assets and the associated amortization. See Non-GAAP Financial Measures for further information.

(4)
Excludes goodwill and intangibles of $182 million, $190 million, and $72 million at March 31, 2019, December 31, 2018, and March 31, 2018, respectively. See Non-GAAP Financial Measures for further information.

Overview

We earned net income of $36 million, or $0.63 per diluted share, in the first quarter of 2019, up $1 million compared to the first quarter of 2018. Diluted earnings per share was up $0.03 over the same period, partially driven by the $50 million share repurchase initiated during the first quarter of 2019. The increase in net income was primarily due to $20 million higher net interest income in the first quarter of 2019 compared to the same period a year ago, driven by growth in interest-earning assets and net interest margin expansion, offset by higher noninterest expense to support our strategic growth initiatives.

The Community Banking segment continued to add high-quality loans to the balance sheet with broad-based growth in our loan portfolios, which increased $1.7 billion in the first quarter of 2019 as compared to the first quarter of 2018. The low-cost deposits acquired through our 2018 banking acquisitions drove a $1.8 billion increase in retail and government deposits over the same period. The increase in earning assets, along with a 33 basis point expansion in net interest margin, reflecting higher yielding loans and low-cost deposits, drove up net interest income 19 percent, accounting for 54 percent of total revenue in the first quarter of 2019, compared to 49 percent in the first quarter of 2018.

We continued to build the Mortgage Servicing segment, more than doubling the number of loans serviced or subserviced over the last 12 months, ending the first quarter of 2019 servicing 962,000 accounts. We are positioned to continue to add scale to our servicing business which provides both deposits and a reliable source of fee income.

The mortgage market remained challenging through the first two months of the quarter with improvements in March and we continued to exercise price and expense discipline in the competitive market. Net gain on loan sales decreased $11 million, driven by a 15 percent decrease in fallout-adjusted lock volume and a 5 basis point decrease in net gain on loan sale margin during the three months ended March 31, 2019, compared to the same period in 2018.

Earnings Performance Highlights

	Three Months Ended March 31,
	2019	2018	Change
	(Dollars in millions, except share data)
Net interest income	$126	$106	$20
Provision for loan losses	—	—	—
Total noninterest income	109	111	(2)
Total noninterest expense	191	173	18
Provision for income taxes	8	9	(1)
Net income	$36	$35	$1
Income per share
Basic	$0.64	$0.61	$0.03
Diluted	$0.63	$0.60	$0.03

Comparison to Prior Year Quarter

Net income increased $1 million, or $0.03 per diluted share, to $36 million, or $0.63 per diluted share for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to the following:

•	Net interest income increased $20 million, primarily driven by 22 percent higher average LHFI, along with a 33 basis point increase in the net interest margin.

•
Noninterest income decreased $2 million, primarily due to an $11 million decrease in net gain on loan sales, partially offset by a $6 million increase in loan administration income, resulting from an increase in the number of loans serviced and subserviced.

•
Noninterest expense increased $18 million, primarily to support growth in our community banking business as a result of our 2018 banking acquisitions and organic growth in our servicing business, partially offset by a decrease in mortgage volume related expenses.

Net Interest Income

The following table presents details on our net interest margin and net interest income on a consolidated basis:

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$3,266	$38	4.72%	$4,231	$44	4.12%
Loans held-for-investment
Residential first mortgage	3,044	28	3.64%	2,773	23	3.41%
Home equity	745	10	5.63%	668	9	5.21%
Other	356	6	7.11%	27	—	4.56%
Total consumer loans	4,145	44	4.30%	3,468	32	3.76%
Commercial real estate	2,250	33	5.66%	1,954	24	4.87%
Commercial and industrial	1,594	21	5.39%	1,217	16	5.21%
Warehouse lending	1,175	16	5.47%	848	11	5.14%
Total commercial loans	5,019	70	5.53%	4,019	51	5.03%
Total loans held-for-investment (1)	9,164	114	4.97%	7,487	83	4.44%
Loans with government guarantees	455	3	2.96%	291	3	3.72%
Investment securities	3,258	24	2.91%	3,233	22	2.69%
Interest-earning deposits	151	1	2.77%	112	—	1.67%
Total interest-earning assets	16,294	180	4.43%	15,354	152	3.95%
Other assets	2,144			1,736
Total assets	$18,438			$17,090
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,220	$2	0.68%	$548	$—	0.26%
Savings deposits	3,089	7	0.95%	3,490	7	0.81%
Money market deposits	778	1	0.27%	205	—	0.44%
Certificates of deposit	2,488	13	2.13%	1,619	6	1.45%
Total retail deposits	7,575	23	1.22%	5,862	13	0.92%
Government deposits
Demand deposits	305	—	0.63%	241	—	0.55%
Savings deposits	568	3	1.75%	483	2	1.11%
Certificates of deposit	297	1	1.94%	401	1	1.19%
Total government deposits	1,170	4	1.51%	1,125	3	1.02%
Wholesale deposits and other	387	2	2.23%	171	1	1.91%
Total interest-bearing deposits	9,132	29	1.30%	7,158	17	0.96%
Short-term Federal Home Loan Bank advances and other borrowings	2,725	17	2.54%	4,032	15	1.53%
Long-term Federal Home Loan Bank advances	153	1	1.54%	1,290	7	2.10%
Other long-term debt	495	7	5.90%	494	7	5.37%
Total interest-bearing liabilities	12,505	54	1.75%	12,974	46	1.41%
Noninterest-bearing deposits (2)	3,774			2,213
Other liabilities	576			489
Stockholders’ equity	1,583			1,414
Total liabilities and stockholders' equity	$18,438			$17,090
Net interest income		$126			$106
Interest rate spread (3)			2.69%			2.54%
Net interest margin (4)			3.09%			2.76%
Ratio of average interest-earning assets to interest-bearing liabilities			130.3%			118.3%

(1)	Includes nonaccrual loans. For further information on nonaccrual loans, see Note 5 - Loans Held-for-Investment.

(2)	Includes noninterest-bearing custodial deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the components of interest-earning assets and interest-bearing liabilities. The table distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant). The rate/volume mix variances are allocated to rate.

	Three Months Ended March 31,
	2019 Versus 2018 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$5	$(11)	$(6)
Loans held-for-investment
Residential first mortgage	2	3	5
Home equity	1	—	1
Other	2	4	6
Total consumer loans	5	7	12
Commercial real estate	5	4	9
Commercial and industrial	—	5	5
Warehouse lending	1	4	5
Total commercial loans	6	13	19
Total loans held-for-investment	11	20	31
Investment securities	2	—	2
Interest-earning deposits and other	1	—	1
Total interest-earning assets	$18	$10	$28
Interest-Bearing Liabilities
Interest-bearing deposits	$8	$4	$12
Short-term Federal Home Loan Bank advances and other borrowings	7	(5)	2
Long-term Federal Home Loan Bank advances	—	(6)	(6)
Total interest-bearing liabilities	15	(7)	8
Change in net interest income	$3	$17	$20

Comparison to Prior Year Quarter

Net interest income increased $20 million, or 19 percent, for the three months ended March 31, 2019, compared to the same period in 2018. The increase was primarily driven by growth in average interest earning assets, led by continued growth in the loans held-for-investment portfolio.

•
Net interest margin expanded 33 basis points to 3.09 percent, as compared to 2.76 percent, primarily due to growth in our commercial loan portfolio partially offset by higher average rates on deposits. Loans held-for-investment saw a 53 basis point increase in average yield, primarily due to higher yields on our commercial loans, driven by increases in rates during 2018. In comparison, our deposit costs, benefiting from the low-cost deposits acquired from our 2018 branch acquisitions, increased only 20 basis points. Excluding the acquired deposits, our deposit costs increased 31 basis points representing a deposit beta of 31 percent. As a result, our net interest margin benefited as our loan yields increased more quickly than our deposit costs in a rising rate environment. Additionally, net interest margin benefited from a $2.4 billion decrease in FHLB advances, which were significantly reduced with proceeds from the Wells Fargo branch acquisition.

•
Average interest-earning assets increased $940 million primarily due to growth in LHFI average balances partially offset by a decrease in LHFS average balances. Average commercial loans increased $1.0 billion with broad-based growth across the CRE, C&I, and warehouse loan portfolios. The warehouse lending acquisition in the first quarter of 2018 further contributed to the commercial loan growth. Our consumer loan portfolio increased $677 million, primarily due to the addition of residential first mortgages to the LHFI portfolio combined with continued growth in our non-auto indirect lending business. The LHFS portfolio decreased $965 million primarily due to 30 percent lower mortgage originations driven primarily by the decline in overall market volume.

•
Average interest-bearing liabilities decreased $469 million. This was primarily due to a $2.4 billion reduction in FHLB advances partially offset by a $2.0 billion increase in average interest-bearing deposits primarily led by the deposits acquired from the Wells Fargo and DCB branch acquisitions in 2018. The decline in average interest-bearing liabilities was more than offset by growth in noninterest-bearing deposits, which increased $1.6 billion, primarily driven by higher custodial deposits.

Provision for Loan Losses

The provision for loan losses was zero for both the three months ended March 31, 2019 and the three months ended March 31, 2018. The lack of provision reflects our continued strong asset quality with consistently low-levels of charge-offs and delinquencies, no nonperforming commercial loans, and growth of the portfolio in areas we believe to pose lower levels of credit risk. For further information on the provision for loan losses see MD&A - Credit Quality.

Noninterest Income

The following tables provide information on our noninterest income along with other mortgage metrics:

	Three Months Ended March 31,
	2019	2018	Change
	(Dollars in millions)
Net gain on loan sales	$49	$60	$(11)
Loan fees and charges	17	20	(3)
Net return on mortgage servicing rights	6	4	2
Loan administration income	11	5	6
Deposit fees and charges	8	5	3
Other noninterest income	18	17	1
Total noninterest income	$109	$111	$(2)

	Three Months Ended March 31,
	2019	2018	Change
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)	$6,602	$7,722	$(1,120)
Net margin on mortgage rate lock commitments (fallout-adjusted) (1)(2)	0.72%	0.77%	(0.05)%
Mortgage loans sold and securitized	$5,170	$7,247	$(2,077)

(1)
Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by estimates of the percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and impact of changes in interest rates.

(2)
Gain on sale margin is based on net gain on loan sales (excludes net gain on loan sales of $2 million from loans transferred from LHFI during the three months ended March 31, 2019) to fallout-adjusted mortgage rate lock commitments.

Comparison to Prior Year Quarter

Noninterest income decreased $2 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to the following:

•
Net gain on loan sales decreased $11 million, primarily due to a $1.1 billion decrease in fallout-adjusted rate locks and a 5 basis point decrease in net gain on loan sale margin. The decrease in gain on sale margin was primarily driven by a shift in channel mix toward the lower margin, but lower cost, delegated correspondent channel and the decrease in volume was primarily driven by overall lower mortgage market volume.

•	Loan administration income increased $6 million, primarily due to higher subservicing income driven by a 450,000 increase in the number of loans subserviced.

•	Deposit fees and charges increased $3 million, driven by growth in our customer and deposit base as a result of our 2018 branch acquisitions.

•	Net return on MSRs, including the impact of hedges, increased $2 million, primarily due to increased service fee income as a result of a higher average MSR balance.

Noninterest Expense

The following table sets forth the components of our noninterest expense:

	Three Months Ended March 31,
	2019	2018	Change
	(Dollars in millions)
Compensation and benefits	$87	$80	$7
Occupancy and equipment	38	30	8
Commissions	13	18	(5)
Loan processing expense	17	14	3
Legal and professional expense	6	6	—
Federal insurance premiums	4	6	(2)
Intangible asset amortization	4	—	4
Other noninterest expense	22	19	3
Total noninterest expense	$191	$173	$18
Efficiency ratio	81.3%	79.7%	1.6%
Average number of FTE	3,956	3,617	339

Comparison to Prior Year Quarter

Noninterest expense increased $18 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase in expense was primarily driven by growth in our community banking business as a result of our 2018 banking acquisitions and organic growth in our servicing business. Compared to the first quarter of 2019, retail demand deposit accounts increased 63 percent, our depreciable asset base grew as we added 52 branches, and the number of loans we service or subservice increased by 485,000 loans, or 102 percent. To support this growth, we also made enhancements and improvements to our information technology platforms over the past year which has resulted in higher amortization. The following provides further information related to the increase in noninterest expense:

•	Compensation and benefits increased $7 million, or 9 percent, primarily due to 9 percent higher average FTE driven by our 2018 banking acquisitions.

•	Occupancy and equipment and other noninterest expense increased $8 million and $3 million, respectively, primarily driven by growth in our banking and servicing businesses as discussed above.

•	Intangible asset amortization increased $4 million, due to the amortization of the intangible assets associated with our 2018 banking acquisitions.

•	Commissions decreased $5 million, or 28 percent, primarily due to a 30 percent decline in loan origination volume driven by lower mortgage market volume.

•	Loan processing expense increased $3 million, primarily due to higher loan subservicing expenses resulting from growth in our subservicing business.

Provision for Income Taxes

Our provision for income taxes for the three months ended March 31, 2019 was $8 million, compared to a provision of $9 million for the three months ended March 31, 2018.

Our effective tax rate for the three months ended March 31, 2019 was 18.4 percent compared to 20.1 percent for the three months ended March 31, 2018. Our effective tax rate differs from the combined federal and state statutory tax rate primarily due to non-taxable bank owned life insurance and other tax-exempt earnings, partially offset by nondeductible expenses.

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

Our commercial customers are comprised of a diversified range of industries including financial, insurance, service, manufacturing, and distribution. We offer financial products to these customers for use in their normal business operations, as well as providing financing of working capital, capital investments, and equipment. Additionally, our commercial real estate business supports income producing real estate and home builders. The Community Banking segment also offers warehouse lines of credit to non-bank mortgage lenders.

Our Community Banking segment has seen continued growth, both organically and through strategic acquisitions. In the last 12 months, our commercial and consumer loan portfolios have grown 21 percent and 23 percent to $5.6 billion and $4.3 billion, respectively. Average deposits, for the three months ended March 31, 2019 have increased to $10.0 billion, compared to $7.7 billion, for the same period in 2018. The DCB and Wells Fargo branch acquisitions in 2018 expanded our banking footprint and added $2.1 billion in average deposits to the Community Banking segment for the three months ended March 31, 2019. For further information on our banking acquisitions, see Note 2 - Acquisitions.

	Three Months Ended March 31,
Community Banking	2019	2018	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$103	$69	$34
(Provision) benefit for loan losses	(1)	(1)	—
Net interest income after (provision) benefit for loan losses	102	68	34
Net (loss) on loan sales	(6)	(2)	(4)
Other noninterest income	12	8	4
Total noninterest income	6	6	—
Compensation and benefits	(24)	(17)	(7)
Other noninterest expense and directly allocated overhead	(41)	(26)	(15)
Total noninterest expense	(65)	(43)	(22)
Income before indirect overhead allocations and income taxes	43	31	12
Overhead allocations	(10)	(11)	1
(Provision) for income taxes	(7)	(4)	(3)
Net income	$26	$16	$10
Key Metrics
Efficiency Ratio	59.9%	57.7%	2.2%
Return on average assets	1.1%	0.8%	0.3%
Average number of FTE employees	1,308	798	510

Comparison to Prior Year Quarter

The Community Banking segment reported net income of $26 million for the three months ended March 31, 2019, compared to $16 million for the three months ended March 31, 2018. The $10 million increase in net income was primarily due to a $34 million increase in net interest income, primarily driven by $1.7 billion higher average LHFI due to organic growth in both our commercial and consumer loan portfolios, enhanced by our 2018 banking acquisitions. To support our investments relating to organic growth, acquisitions, and the diversification of our product offerings, our operating costs increased $22 million, primarily due to increases in compensation and benefits, intangible asset amortization, and occupancy and equipment.

Mortgage Originations

We are a leading national originator of residential first mortgages. Our Mortgage Origination segment originates and acquires one-to-four family residential mortgage loans primarily to sell, or in some instances, to hold in our LHFI portfolio in the Community Banking segment. We originate certain mortgage loans, including jumbo and non-conforming loans, for our LHFI portfolio which generates interest income in the Community Banking segment. The Community Banking segment purchases these loans from the Mortgage Origination segment which results in the recognition of a gain on loan sales by the Mortgage Origination segment and a loss on loan sales in the Community Banking segment. We utilize multiple distribution channels to originate or acquire mortgage loans on a national scale.

	Three Months Ended March 31,
Mortgage Originations	2019	2018	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$23	$31	$(8)
(Provision) benefit for loan losses	—	—	—
Net interest income after (provision) benefit for loan losses	23	31	(8)
Net gain on loan sales	55	62	(7)
Other noninterest income	16	19	(3)
Total noninterest income	71	81	(10)
Compensation and benefits	(24)	(29)	5
Other noninterest expense and directly allocated overhead	(36)	(41)	5
Total noninterest expense	(60)	(70)	10
Income before indirect overhead allocations and income taxes	34	42	(8)
Overhead allocation	(10)	(18)	8
(Provision) for income taxes	(5)	(5)	—
Net income	$19	$19	$—
Key Metrics
Mortgage rate lock commitments (fallout-adjusted) (1)	$6,602	$7,722	$(1,120)
Efficiency Ratio	64.3%	62.0%	2.3%
Return on average assets	1.6%	1.4%	0.2%
Average number of FTE employees	1,285	1,653	(368)

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.

Comparison to Prior Year Quarter

The Mortgage Originations segment reported net income of $19 million for both the three months ended March 31, 2019 and the three months ended March 31, 2018. Net interest income decreased $8 million primarily due to a decrease of $965 million in average LHFS balances. Net gain on loans sales decreased $7 million driven by $1.1 billion fewer fallout-adjusted locks and a 5 basis point decline in net gain on loan sale margin. The decrease in volume was primarily driven by overall lower mortgage market volume and the lower margin was primarily driven by a shift in channel mix toward the lower margin, but lower cost, delegated correspondent channel. The decrease in net gain on loan sales was partially offset by a $2 million increase in net return on MSRs, primarily due to increased service fee income as a result of a higher average MSR balance. In addition, noninterest expense decreased $10 million primarily due to lower mortgage volume related expenses and a decrease in compensation and benefits resulting from lower average FTE.

Mortgage Servicing

The Mortgage Servicing segment services loans when we hold the MSR asset, and subservices mortgage loans for others through a scalable servicing platform on a fee for service basis. We may also collect ancillary fees and earn income through the use of noninterest bearing escrows. The loans we service generate custodial deposits which provide a stable funding source which supports interest-earning asset generation in the Community Bank and Mortgage Origination segments. Revenue for serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the delinquency status of the underlying loans. The Mortgage Servicing segment also services loans for our LHFI portfolio in the Community Banking segment and our own MSR portfolio in the Mortgage Originations segment for which it earns intersegment revenue on a fee per loan basis.

	Three Months Ended March 31,
Mortgage Servicing	2019	2018	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$3	$2	$1
(Provision) for loan losses	—	—	—
Net interest income after (provision) for loan losses	3	2	1
Net gain on loan sales	—	—	—
Noninterest income	35	19	16
Total noninterest income	35	19	16
Compensation and benefits	(6)	(4)	(2)
Other noninterest expense and directly allocated overhead	(25)	(16)	(9)
Total noninterest expense	(31)	(20)	(11)
Income before indirect overhead allocations and income taxes	7	1	6
Overhead allocations	(5)	(5)	—
(Provision) for income taxes	—	—	—
Net income (loss)	$2	$(4)	$6
Key Metrics
Average number of loans serviced	906,271	458,917	447,354
Efficiency Ratio	81.9%	95.7%	(13.8)%
Return on average assets	13.1%	(41.4)%	54.5%
Average number of FTE employees	271	206	65

The following table presents loans serviced and the number of accounts associated with those loans.

	March 31, 2019		December 31, 2018		March 31, 2018
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$170,476	814,248	$146,040	705,149	$77,748	360,396
Serviced for others	21,925	90,622	21,592	88,434	18,767	77,426
Serviced for own loan portfolio (3)	7,631	56,687	7,438	57,401	7,653	38,291
Total loans serviced	$200,032	961,557	$175,070	850,984	$104,168	476,113

(1)	UPB, net of write downs, does not include premiums or discounts.

(2)	Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs. Includes repossessed assets.

(3)	Includes LHFI (residential first mortgage, home equity and other consumer), LHFS (residential first mortgage), loans with government guarantees (residential first mortgage), and repossessed assets.

Comparison to Prior Year Quarter

The Mortgage Servicing segment reported net income of $2 million for the three months ended March 31, 2019, compared to a net loss of $4 million for the three months ended March 31, 2018. The $6 million increase in net income was primarily due to growth in our subservicing business, which increased by over 450,000 loans, or 126 percent, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The overall increase in loan servicing volume drove higher noninterest income, including a $15 million increase in loan administration income, partially offset by an $11 million increase in noninterest expense to support growth in volume.

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

	Three Months Ended March 31,
Other	2019	2018	Change
	(Dollars in millions)
Summary of Operations
Net interest income (1)	$(3)	$4	$(7)
(Provision) benefit for loan losses	1	1	—
Net interest income (expense) after (provision) benefit for loan losses	(2)	5	(7)
Noninterest income (1)	(3)	5	(8)
Compensation and benefits	(33)	(30)	(3)
Other noninterest expense and directly allocated overhead (1)	(2)	(10)	8
Total noninterest expense	(35)	(40)	5
Income (loss) before indirect overhead allocations and income taxes	(40)	(30)	(10)
Overhead allocations	25	34	(9)
(Provision) benefit for income taxes	4	—	4
Net income (loss)	$(11)	$4	$(15)
Key Metrics
Average number of FTE employees	1,092	960	132

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

Comparison to Prior Year Quarter

The Other segment reported net loss of $11 million, for the three months ended March 31, 2019, compared to net income of $4 million for the three months ended March 31, 2018. The $15 million decrease was primarily driven by a $7 million reduction in net interest income resulting from higher short-term interest rates driving an increase in intersegment funding rates and a $3 million increase in compensation and benefits driven by a 14 percent increase in average FTE.

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

A comprehensive discussion of risks affecting us can be found in the Risk Factors section included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the more significant processes used to manage and control credit, market, liquidity and operational risks are described in the following paragraphs.

Credit Risk

Credit risk is the risk of loss to us arising from an obligor’s inability or failure to meet contractual payment or performance terms. We provide loans, extend credit, and enter into financial derivative contracts, all of which have related credit risk.

We maintain credit limits in compliance with regulatory requirements. Under the Home Owners Loan Act (HOLA), the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 and Tier 2 capital plus any portion of the allowance for loan losses not included in the Tier 2 capital. This limit was $266 million as of March 31, 2019. We maintain a more conservative maximum internal Bank credit limit than required by HOLA of $100 million to any one borrower/obligor relationship, with the exception of warehouse borrower/obligor relationships which have a higher internal Bank limit of $125 million as all advances are fully collateralized by residential mortgage loans. We have a tracking and reporting process to monitor lending concentration levels and all credit exposures to a single borrower that exceed $50 million must be approved by the Board of Directors.

Our commercial loan portfolio has been built on our relationship-based lending strategy. We provide financing and banking products to our commercial customers in our core banking footprint and will follow those established customer relationships to meet their financing needs in areas outside of our footprint. We have also formed relationship lending on a national scale through our home builder finance and warehouse lending businesses. At March 31, 2019, we had $5.6 billion in our commercial loan portfolio with our home builder finance and warehouse lending businesses accounting for 43 percent of the total. Of the remaining commercial loans in our portfolio, the majority of CRE and C&I loans were with customers who have established relationships within our core banking footprint. For all of our commercial loans, we use strict underwriting standards and adhere to granular concentration limits to manage the credit risk in our portfolio.

We have built our consumer loan portfolio by adding high quality first mortgage loans to our balance sheet making up 71.6 percent of our total consumer loan portfolio at March 31, 2019. We have also grown our home equity loans and lines of credit as well as our other consumer loan portfolio, led by our non-auto indirect lending business. The consumer loan portfolio has been built on strong underwriting criteria and within concentration limits intended to diversify our risk profile.

Loans held-for-investment

The following table summarizes loans held-for-investment by category:

	March 31, 2019	December 31, 2018	Change
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,100	$2,999	$101
Home equity (1)	796	731	65
Other	433	314	119
Total consumer loans	4,329	4,044	285
Commercial loans
Commercial real estate	2,324	2,152	172
Commercial and industrial	1,651	1,433	218
Warehouse lending	1,632	1,459	173
Total commercial loans	5,607	5,044	563
Total loans held-for-investment	$9,936	$9,088	$848

(1)	Includes second mortgages, HELOCs and HELOANs.

We continue to strengthen our Community Banking segment by growing interest earning assets. Our commercial loan portfolio has grown $563 million, or 11 percent, from December 31, 2018 to March 31, 2019, driven by broad-based growth in all categories. In addition, our consumer loan portfolio has increased $285 million, or 7 percent, from December 31, 2018 to March 31, 2019, led by a $119 million increase in other consumer loans, primarily due to growth in our indirect lending business, and a $101 million increase in residential first mortgage loans.

Residential first mortgage loans. We originate or purchase various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies or that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance.

The following table presents our total residential first mortgage LHFI by major category:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Estimated LTVs (1)
Less than 80% and refreshed FICO scores (2):
Equal to or greater than 660	$2,504	$2,462
Less than 660	51	54
80% and greater and refreshed FICO scores (2):
Equal to or greater than 660	501	448
Less than 660	35	29
U.S. government guaranteed	9	6
Total	$3,100	$2,999
Geographic region
California	$1,275	$1,238
Michigan	328	314
Texas	205	193
Washington	202	195
Florida	196	195
Illinois	104	103
Arizona	75	72
Colorado	74	72
New York	73	73
Maryland	54	57
Others	514	487
Total	$3,100	$2,999

(1)	LTVs reflect loan balance at the date reported, as a percentage of property values as appraised at loan origination.

(2)	FICO scores are updated at least on a quarterly basis or more frequently, if available.

The following table presents our total residential first mortgage LHFI as of March 31, 2019, by year of origination:

	2019	2018	2017	2016	2015 and Prior	Total
	(Dollars in millions)
Residential first mortgage loans	$236	$635	$701	$556	$972	$3,100
Percent of total	7.6%	20.5%	22.6%	17.9%	31.4%	100.0%

Home equity. Our home equity portfolio includes HELOANs, second mortgage loans, and HELOCs. These loans require full documentation and are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs is capped at 43 percent and for HELOCs is capped at 45 percent. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 660. Second mortgage loans/HELOANs are fixed rate loans and are available with terms up to 20 years. HELOC loans are variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. At March 31, 2019, HELOCs and HELOANs in a first lien position totaled $131 million.

Other consumer loans. Our other consumer loan portfolio consists of secured and unsecured loans originated through our branches and our indirect lending business. At March 31, 2019, other consumer loans increased to $433 million compared to $314 million at December 31, 2018. The increase is primarily due to growth in our non-auto indirect lending business, driven by our established relationships with dealers for the origination of boat and recreational vehicle consumer loans, combined with the purchase of a $51 million UPB of non-auto loans during the three months ended March 31, 2019.

Commercial real estate loans. The commercial real estate portfolio contains loans collateralized by diversified property types which are primarily income producing in the normal course of business. The majority of our retail exposure is to neighborhood strip centers and single tenant locations, which include drug stores. Generally, the maximum LTV is 80 percent, or 85 percent for owner-occupied real estate, and the debt service coverage is 1.20 to 1.35 times. At March 31, 2019, our average LTV and average debt service coverage for our CRE portfolio was 52 percent and 1.75 times, respectively. Our CRE loans earn interest at a variable rate.

We have an established a national home builder finance program and at March 31, 2019, our commercial portfolio contained $1.6 billion in commitments, with $779 million in outstanding loans. The majority of these loans are collateralized and included in our CRE portfolio while the remaining loans are unsecured and included in our C&I portfolio.

The following table presents our total CRE LHFI by collateral location and collateral type:

	MI	TX	CA	CO	FL	Other	Total	% by collateral type
	(Dollars in millions)
March 31, 2019
Home Builder	$1	$189	$76	$141	$101	$122	$630	27.1%
Owner Occupied	263	4	26	—	5	59	357	15.4%
Retail (1)	191	1	6	4	—	99	301	13.0%
Multi family	115	54	7	21	15	54	266	11.4%
Office	178	—	16	—	3	53	250	10.8%
Hotel/motel	95	17	13	—	—	39	164	7.1%
Senior Living facility	26	25	—	—	—	69	120	5.2%
Industrial	54	—	5	—	—	21	80	3.4%
Parking garage/Lot	24	—	—	—	—	16	40	1.7%
Land - Residential	4	—	13	—	8	4	29	1.2%
Single family residence	26	—	—	—	—	1	27	1.2%
Shopping Mall (2)	4	—	13	—	—	—	17	0.7%
Non Profit	1	—	2	1	4	3	11	0.5%
All Other (3)	8	3	1	—	2	18	32	1.3%
Total	$990	$293	$178	$167	$138	$558	$2,324	100.0%
Percent by state	42.6%	12.6%	7.7%	7.2%	5.9%	24.0%	100.0%

(1)	Includes multipurpose retail space, neighborhood centers, strip centers and single-use retail space.

(2)	One located in California, two located in Michigan.

(3)	All other primarily includes: mini-storage facilities, data centers, movie theater, etc.

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

The following table presents our total C&I LHFI by borrower's geographic location and industry type:

	MI	CA	OH	IN	WI	TX	SC	VA	Other	Total	% by industry
	(Dollars in millions)
March 31, 2019
Financial & Insurance	$26	$3	$16	$12	$26	$62	$74	$72	$126	$417	25.2%
Services	119	45	3	7	—	21	—	—	130	325	19.7%
Manufacturing	123	5	42	1	7	13	—	—	103	294	17.8%
Home Builder Finance	—	10	11	—	—	79	—	—	49	149	9.0%
Government & Education	65	4	5	22	—	—	—	—	33	129	7.8%
Distribution	80	14	2	2	—	—	—	—	14	112	6.8%
Healthcare	2	13	—	1	19	9	1	—	59	104	6.3%
Rental & Leasing	76	—	—	1	—	—	—	—	20	97	5.9%
Servicing Advances	—	—	—	—	—	—	—	—	15	15	0.9%
Commodities	4	—	—	1	—	—	—	—	4	9	0.6%
Total	$495	$94	$79	$47	$52	$184	$75	$72	$553	$1,651	100.0%
Percent by state	30.0%	5.7%	4.8%	2.8%	3.1%	11.1%	4.5%	4.4%	33.6%	100.0%

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

Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at March 31, 2019 was $3.9 billion, of which $1.6 billion was outstanding, compared to $3.8 billion at December 31, 2018, of which $1.5 billion was outstanding.

Credit Quality

Trends in certain credit quality characteristics in our loan portfolios, remain strong and are a result of our focus on effectively managing credit risk through our careful underwriting standards and processes. The credit quality of our loan portfolios is demonstrated by low delinquency levels, minimal charge-offs and low levels of nonperforming loans.

For all loan categories within the consumer and commercial loan portfolio, loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due (or nonperforming), or earlier when we become aware of information indicating that collection of principal and interest is in doubt. While it is the goal of management to collect on loans, we attempt to work out a satisfactory repayment schedule or modification with past due borrowers and will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our practices regarding past due loans are designed to both assist borrowers in meeting their contractual obligations and minimize losses incurred by the Bank. When a loan is placed on nonaccrual status, the unpaid accrued interest income is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.
Nonperforming assets

The following table sets forth our nonperforming assets:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
LHFI
Consumer loans
Residential first mortgage	$12	$11
Home equity	1	1
Other Consumer	1	—
Total nonperforming LHFI	14	12
TDRs
Consumer loans
Residential first mortgage	8	8
Home equity	2	2
Total nonperforming TDRs	10	10
Total nonperforming LHFI and TDRs (1)	24	22
Real estate and other nonperforming assets, net	8	7
LHFS	13	10
Total nonperforming assets	$45	$39
Nonperforming assets to total assets (2)	0.17%	0.16%
Nonperforming LHFI and TDRs to LHFI	0.24%	0.24%
Nonperforming assets to LHFI and repossessed assets (2)	0.33%	0.32%

(1)	Includes less than 90 day past due performing loans placed on nonaccrual. Interest is not being accrued on these loans.

(2)	Ratio excludes LHFS, which are recorded at fair value.

The following table sets forth activity related to our nonperforming LHFI and TDRs:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Beginning balance	$22	$29
Additions	5	4
Reductions
Principal payments	(1)	(2)
Charge-offs	(1)	—
Returned to performing status	—	(1)
Transfers to REO	(1)	(1)
Total nonperforming LHFI and TDRs (1)	$24	$29

(1)	Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans

During the three months ended March 31, 2019 and March 31, 2018, we did not have any sales of nonperforming loans.

Delinquencies

The following table sets forth our 30-89 days past due performing LHFI:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$4	$6
Home equity	1	1
Other	3	—
Total consumer loans	8	7
Commercial loans
Commercial and industrial	1	—
Total commercial loans	1	—
Total performing loans past due 30-89 days	$9	$7

Early stage delinquencies remained low as at March 31, 2019, loans 30 to 89 days past due were $9 million, or 0.09 percent of total LHFI, compared to $7 million, or 0.08 percent of total LHFI, at December 31, 2018. For further information, see Note 5 - Loans Held-for-Investment.

Troubled debt restructurings (held-for-investment)

Troubled debt restructurings ("TDRs") are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted as a result. Nonperforming TDRs are included in nonaccrual loans. TDRs remain in nonperforming status until a borrower has made payments and is current for at least six consecutive months. Performing TDRs are not considered to be nonaccrual so long as we believe that all contractual principal and interest due under the restructured terms will be collected.

The following table sets forth a summary of TDRs by performing status:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Performing TDRs
Consumer Loans
Residential first mortgage	$22	$22
Home equity	21	22
Total performing TDRs	43	44
Nonperforming TDRs
Nonperforming TDRs	3	3
Nonperforming TDRs, performing for less than six months	7	7
Total nonperforming TDRs	10	10
Total TDRs	$53	$54
ALLL on consumer TDR loans	$10	$10

At March 31, 2019 our total TDR loans decreased $1 million compared to December 31, 2018 primarily due to principal payments and payoffs out-pacing new additions. Of our total TDR loans, 82 percent were in performing status at both March 31, 2019 and December 31, 2018. For further information, see Note 5 - Loans Held-for-Investment.

Allowance for Loan Losses

The ALLL represents management's estimate of probable losses that are inherent in our LHFI portfolio but which have not yet been realized. For further information, see Note 5 - Loans Held-for-Investment.

The ALLL was $127 million at March 31, 2019, compared to $128 million at December 31, 2018. The ALLL as a percentage of LHFI was 1.3 percent at March 31, 2019 compared to 1.4 percent at December 31, 2018. These decreases are attributable to continued strong credit quality, as loan growth in both the consumer and commercial loan portfolios consists of high credit quality assets, combined with sustained low charge-off levels. At March 31, 2019, we had a 1.3 percent allowance coverage on both our consumer loan portfolio and our commercial loan portfolio.

The following table sets forth certain information regarding the allocation of our ALLL to each loan category:

	March 31, 2019
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Allowance as a Percent of Loan Portfolio
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,092	31.2%	$35	0.3%
Home Equity	794	8.0%	16	0.2%
Other	433	4.4%	4	—%
Total consumer loans	4,319	43.6%	55	0.5%
Commercial loans
Commercial real estate	2,324	23.4%	36	0.4%
Commercial and industrial	1,651	16.6%	30	0.3%
Warehouse lending	1,632	16.4%	6	0.1%
Total commercial loans	5,607	56.4%	72	0.8%
Total consumer and commercial loans (1)	$9,926	100.0%	$127	1.3%

(1)	Excludes loans carried under the fair value option.

The following table presents changes in ALLL:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Beginning balance	$128	$140
Charge-offs
Consumer loans
Residential first mortgage	(1)	(1)
Home equity	—	(1)
Other consumer	(1)	—
Total charge offs	(2)	(2)
Recoveries
Consumer loans
Home equity	1	1
Total recoveries	1	1
Charge-offs, net of recoveries	(1)	(1)
Ending balance	$127	$139
Net charge-off to LHFI ratio (annualized) (1)	0.05%	0.06%

(1)	Excludes loans carried at fair value.

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

Net interest income sensitivity

Management uses a simulation model to analyze the sensitivity of net interest income to changes in interest rates across various interest rate scenarios which demonstrates the level of interest rate risk inherent in the existing balance sheet. The analysis holds the current balance sheet values constant and does not take into account management intervention. In addition, we assume certain correlation rates, often referred to as a “deposit beta,” for interest-bearing deposits, wherein the rates paid to customers change relative to changes in benchmark interest rates. The effect on net interest income over a 12 month time horizon due to hypothetical changes in market interest rates is presented in the table below. In this interest rate shock simulation, as of the periods presented, interest rates have been adjusted by instantaneous parallel changes rather than in a ramp simulation which applies interest rate changes over time. All rates, short-term and long-term, are changed by the same amount (e.g. plus or minus 200 basis points) resulting in the shape of the yield curve remaining unchanged. For the scenarios simulated, our established Board policy limit on the change in net interest income is 15 percent. At March 31, 2019 and December 31, 2018, the results of the simulation were within the Board policy limits.

March 31, 2019
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$568	$37	7.0%
Constant	$531	—	—%
(200)	$485	$(46)	(8.7)%
December 31, 2018
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$503	$25	5.2%
Constant	$478	—	—%
(200)	$449	$(29)	(6.1)%

In the net interest income simulations, our balance sheet exhibits slight asset sensitivity. When interest rates rise our net interest income increases. Conversely, when interest rates fall our net interest income decreases. At March 31, 2019, the $53 million increase in the net interest income in the constant scenario as compared to that at December 31, 2018 was primarily driven by the growth in our interest earning assets.

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

March 31, 2019					December 31, 2018
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change	Policy Limits
(Dollars in millions)
300	$2,361	12.4%	$(116)	(4.7)%	300	$1,617	8.8%	$(223)	(12.1)%	22.5%
200	$2,450	12.9%	$(27)	(1.1)%	200	$1,720	9.4%	$(120)	(6.5)%	15.0%
100	$2,495	13.1%	$18	0.7%	100	$1,794	9.8%	$(46)	(2.5)%	7.5%
Current	$2,477	13.0%	$—	—%	Current	$1,840	10.0%	$—	—%	—%
(100)	$2,393	12.6%	$(84)	(3.4)%	(100)	$1,849	10.1%	$9	0.5%	7.5%

Our balance sheet exhibits liability sensitivity in a rising interest rate scenario. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice exceeding the amount of assets repriced in the +200 scenario. At March 31, 2019 and December 31, 2018, for each scenario shown, the percentage change in our EVE is within our Board policy limits.

Derivative financial instruments

As a part of our risk management strategy, we use derivative financial instruments to minimize fluctuation in earnings caused by market risk. We use forward sales commitments to hedge our unclosed mortgage origination pipeline and funded mortgage LHFS. All of our derivatives and mortgage loan production originated for sale are accounted for at fair market value. Changes to mortgage commitments are based on changes in fair value of the underlying loan, which is impacted most significantly by changes in interest rates and changes in the probability that the loan will not fund within the terms of the commitment, referred to as a fallout factor or, inversely, a pull-through rate. Market risk on interest rate lock commitments and mortgage LHFS is managed using corresponding forward sale commitments. The adequacy of these hedging strategies, and the ability to fully or partially hedge market risk, rely on various assumptions or projections, including a fallout factor, which is based on a statistical analysis of our actual rate lock fallout history. For further information, see Note 9 - Derivative Financial Instruments and Note 17 - Fair Value Measurements.
Mortgage Servicing Rights (MSRs)

Our MSRs are sensitive to interest rate volatility and are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve. We utilize derivatives, including interest rate swaps and swaptions, as part of our overall hedging strategy to manage the impact of changes in the fair value of the MSRs, however these risk management strategies do not completely eliminate repricing risk. Our hedging strategies rely on assumptions and projections regarding assets and general market factors, many of which are outside of our control. For further information, see Note 8 - Mortgage Servicing Rights, Note 9 - Derivative Financial Instruments and Note 17 - Fair Value Measurements.

Liquidity Risk

Liquidity risk is the risk that we will not have sufficient funds, at a reasonable cost, to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects the ability to, at a reasonable cost, meet loan demand, to accommodate possible outflows in deposits and to take advantage of interest rate and market opportunities. The ability of a financial institution to meet current financial obligations is a function of the balance sheet structure, the ability to liquidate assets, and access to various sources of funds.

Parent Company Liquidity

The Company currently obtains its liquidity primarily from dividends from the Bank. The primary uses of the Company's liquidity are debt service, dividend payments and operating expenses, which include compensation and benefits, legal and professional expense and general administrative expenses. At March 31, 2019, the Company held $138 million of cash at the Bank, or 2.9 years of future cash outflows, dividend payments, share repurchases and debt service coverage when excluding the redemption of $250 million of senior notes which mature on July 15, 2021.

The OCC and FRB regulates all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. A subsidiary of a savings and loan holding company, such as the Bank, is required to file a notice with the FRB or application with the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies as an eligible association under the OCC rules and regulations, the institution would not be at least adequately capitalized following the distribution or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. Additional restrictions on dividends apply if the Bank fails the QTL test. As of March 31, 2019, the bank is in compliance with the QTL test. In addition, as a subsidiary of a savings and loan holding company, a 30-day notice from the Bank must be provided to the FRB prior to declaring or paying dividends to the holding company.

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

Further, other sources of liquidity include our LHFS portfolio and unencumbered investment securities. We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, RMBS, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. In addition, we have the ability to sell unencumbered investment securities or use them as collateral. At March 31, 2019, we had $1.0 billion available in unencumbered investment securities.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our LHFI portfolio is primarily funded with stable core deposits whereas our warehouse loans and LHFS may be funded with FHLB borrowings and custodial deposits. Warehouse loans are typically more liquid than other loan assets, as loans are paid within a short amount of time, when the lender sells the loan to an outside investor or, in some instances, to the Bank. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's HFI loan-to-deposit ratio was 71 percent for the three months ended March 31, 2019. Excluding warehouse loans, which have draws that typically pay off within a few weeks, and custodial deposits, which represent mortgage escrow accounts on deposit with the Bank, the HFI loan-to-deposit ratio was 77 percent for the three months ended March 31, 2019.

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

Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity.

The following table presents primary sources of funding as of the dates indicated:

Liquidity Table

	March 31, 2019	December 31, 2018	Change
	(Dollars in millions)
Retail deposits	9,015	8,854	161
Government deposits	1,187	1,202	(15)
Wholesale deposits	467	583	(116)
Custodial deposits	2,784	1,741	1,043
Total deposits	$13,453	$12,380	$1,073
Federal Home Loan Bank advances and other short-term debt	$3,351	$3,394	$(43)
Other long-term debt	495	495	—
Total borrowed funds	$3,846	$3,889	$(43)

The following table presents certain liquidity sources and borrowing capacity as of the dates indicated:

	March 31, 2019	December 31, 2018	Change
	(Dollars in millions)
Federal Home Loan Bank advances
Outstanding Advances	$3,080	$3,143	$(63)
Line of credit	22	—	22
Total used borrowing capacity	3,102	3,143	(41)
Borrowing capacity
Line of credit available	8	30	(22)
Collateralized borrowing capacity	2,976	2,810	166
Total unused borrowing capacity	2,984	2,840	144

FRB discount window
Collateralized borrowing capacity	194	409	(215)
Unencumbered investment securities
Agency - Commercial	498	737	(239)
Agency - Residential	466	475	(9)
Municipal obligations	28	28	—
Corporate debt obligations	53	41	12
Other	1	1	—
Total unencumbered investment securities	$1,046	$1,282	$(236)

Deposits

The following table presents a composition of our deposits:

	March 31, 2019		December 31, 2018
	Balance	% of Deposits	Balance	% of Deposits	Change
	(Dollars in millions)
Retail deposits
Branch retail deposits
Demand deposit accounts	$1,309	9.7%	$1,297	10.5%	$12
Savings accounts	2,766	20.6%	2,812	22.7%	(46)
Money market demand accounts	589	4.4%	628	5.1%	(39)
Certificates of deposit/CDARS (1)	2,584	19.2%	2,387	19.3%	197
Total branch retail deposits	7,248	53.9%	7,124	57.6%	124
Commercial deposits (2)
Demand deposit accounts	1,221	9.1%	1,243	10.0%	(22)
Savings accounts	373	2.8%	314	2.5%	59
Money market demand accounts	173	1.2%	173	1.4%	—
Total commercial retail deposits	1,767	13.1%	1,730	13.9%	37
Total retail deposits	$9,015	67.0%	$8,854	71.5%	$161
Government deposits
Demand deposit accounts	$319	2.4%	$326	2.6%	$(7)
Savings accounts	547	4.1%	567	4.6%	(20)
Certificates of deposit/CDARS (1)	321	2.3%	309	2.5%	12
Total government deposits	1,187	8.8%	1,202	9.7%	(15)
Wholesale deposits	467	3.5%	583	4.7%	(116)
Custodial deposits (3)	2,784	20.7%	1,741	14.1%	1,043
Total deposits (4)	$13,453	100.0%	$12,380	100.0%	$1,073

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.0 billion and $1.9 billion at March 31, 2019 and December 31, 2018, respectively.

(2)	Contains deposits from commercial and business banking customers.

(3)	Represents investor custodial accounts and escrows controlled by us in connection with loans serviced or subserviced for others that have been placed on deposit with the Bank.

(4)	Total exposure related to uninsured deposits over $250,000 was approximately $3.0 billion and $2.8 billion at March 31, 2019 and December 31, 2018, respectively.

Total deposits increased $1.1 billion, or 9 percent at March 31, 2019 compared to December 31, 2018, driven by $1.0 billion higher custodial deposits primarily due to a 485,000, or 102 percent, increase in number of loans serviced or subserviced.

We utilize local governmental agencies and other public units as an additional source for deposit funding. We are not required to hold collateral against our government deposits from Michigan government entities as they are covered by the Michigan Business and Growth Fund. At March 31, 2019, we are required to hold collateral for our government deposits in California that were in excess of $250,000. In Indiana, Wisconsin and Ohio, we may be required to hold collateral against our government deposits based on a variety of factors including, but not limited to, the size of individual deposits and external bank ratings. At March 31, 2019, collateral held on government deposits in these states was de minimis. Government deposit accounts include $321 million of certificates of deposit with maturities typically less than one year and $866 million in checking and savings accounts at March 31, 2019.

Custodial deposits arise due to our servicing or subservicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. For certain subservice agreements, these deposits require us to credit the MSR owner interest against subservicing income. This cost is a component of net loan administration income.

We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks and customers may receive FDIC insurance up to $50 million. This program helps the Bank secure larger deposits and attract and retain customers. At March 31, 2019, we had $184 million of total CDs enrolled in the CDARS program, an increase of $7 million from December 31, 2018.

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

We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and long-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending on our current inventory of mortgage LHFS and the availability of lower cost funding sources. Our portfolio includes short-term fixed rate advances and long-term fixed rate advances.

We are currently authorized through a resolution of our Board of Directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, home equity lines of credit, and commercial real estate loans. As of March 31, 2019, our Board of Directors authorized and approved a line of credit with the FHLB of up to $10.0 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At March 31, 2019, we had $3.1 billion of advances outstanding and an additional $3.0 billion of collateralized borrowing capacity available at the FHLB.

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

At March 31, 2019, we pledged collateral, which included commercial loans, municipal bonds, and agency bonds, to the FRB of Chicago amounting to $219 million with a lendable value of $194 million. At December 31, 2018, we pledged collateral to the FRB of Chicago amounting to $448 million with a lendable value of $409 million. We do not typically utilize this available funding source and at March 31, 2019 and December 31, 2018, we had no borrowings outstanding against this line of credit.

Debt

As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock (trust preferred securities). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At March 31, 2019, we are current on all interest payments. Additionally, we previously issued $250 million of senior debt (“Senior Notes”) which mature on July 15, 2021. For further information, see Note 10 - Borrowings.

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

In the three months ended March 31, 2019, we had zero net charge-offs related to loans with government guarantees and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages. These additional expenses or charges arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss in excess of all, or part of, the guarantee.

Our loans with government guarantees portfolio totaled $470 million at March 31, 2019, as compared to $392 million at December 31, 2018. The increase is primarily due to new repurchases out-pacing loans transferred to LHFS and resold to Ginnie Mae as a result of holding more Ginnie Mae mortgage servicing rights.

For further information, see Note 6 - Loans with Government Guarantees.

Representation and warranty reserve

When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac). An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Financial Condition, which was $5 million at March 31, 2019, as compared to $7 million at December 31, 2018.

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

Department of Justice Settlement Agreement

On February 24, 2012, the Bank entered into a Settlement Agreement with the DOJ under which we made an initial payment of $15 million and agreed to make future payments totaling $118 million in annual increments of up to $25 million upon meeting all of the following conditions which are evaluated quarterly and include: (a) the reversal of the DTA valuation allowance, which occurred at the end of 2013; (b) the repayment of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "TARP Preferred"), which occurred in July 2016; and (c) the Bank having a Tier 1 Leverage Capital Ratio of 11 percent or greater as filed in the Call Report with the OCC. At March 31, 2019, the Company had a Tier 1 Leverage Capital Ratio of 9.04 percent.

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

The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines reached by Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Tier 1 leverage was 8.37 percent at March 31, 2019 providing a 337 basis point stress buffer above the minimum level needed to be considered “well-capitalized.” Additionally, total risk-based capital to RWA was 12.49 percent at March 31, 2019 providing a 249 basis point stress buffer above the minimum level needed to be considered "well-capitalized".

Dodd-Frank Act Section 171, commonly known as the Collins Amendment, established minimum Tier 1 leverage and risk-based capital requirements for insured depository institutions, depository institution holding companies, and non-bank financial companies that are supervised under the Federal Reserve. Under the amendment, certain hybrid securities, such as trust preferred securities, may be included in Tier 1 capital for bank holding companies that had total assets below $15 billion as of December 31, 2009. As we were below $15 billion in assets as of December 31, 2009, the trust preferred securities classified as long term debt on our balance sheet will be included as Tier 1 capital, unless we complete an acquisition of a depository institution holding company or a depository institution and we report total assets greater than $15 billion in the quarter in which the acquisition occurs. Should that event occur, our trust preferred securities would be included in Tier 2 capital.

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

Flagstar Bancorp	Actual		Well-Capitalized Under Prompt Corrective Action Provisions		Under Proposed Capital Simplification		Excess Capital Over Well-Capitalized Minimum (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Current Rule	Capital Simplification Rules
	(Dollars in millions)
March 31, 2019
Tier 1 leverage capital (to adjusted avg. total assets)	$1,520	8.37%	$909	5.0%	$1,631	8.92%	$611	$717
Common equity Tier 1 capital (to RWA)	1,280	9.69%	859	6.5%	1,391	10.07%	421	493
Tier 1 capital (to RWA)	1,520	11.51%	1,057	8.0%	1,631	11.81%	463	526
Total capital (to RWA)	1,650	12.49%	1,321	10.0%	1,761	12.75%	329	380

(1)
Excess capital is the difference between the actual capital ratios under either the current rule or the proposed capital simplification rules and the well-capitalized minimum ratio, multiplied by the relevant asset base.

As presented in the table above, our constraining capital ratio is our total capital to risk weighted assets at 12.49 percent. It would take a $329 million after-tax loss, with the balance sheet remaining constant, for our total risk-based capital ratio to fall below the level considered to be "well-capitalized" under the current rule and an after-tax loss of $380 million, under the proposed capital simplification rules.

     In preparation for the NPR, the Basel III implementation phase-in has been halted for the treatment of MSRs and certain DTAs. The agencies issued a final rule that will maintain the capital rules’ 2017 transition provisions for several regulatory capital deductions and certain other requirements that are subject to multi-year phase-in schedules in the regulatory capital rules. Specifically, the final rule will maintain the capital rules’ 2017 transition provisions at 80 percent for the regulatory capital treatment of the following items: (i) MSRs, (ii) DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, (iii) investments in the capital of unconsolidated financial institutions, and (iv) minority interests. As of March 31, 2019, we had $278 million in MSRs, $40 million in DTAs arising from temporary differences and no material investments in unconsolidated financial institutions or minority interest. This final rule will maintain the 2017 transition provisions for certain items for non-advanced approach banks. For additional information on our capital requirements, see Note 15 - Regulatory Capital.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as tangible book value per share, tangible common equity to assets ratio, and return on average tangible equity. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of the Company.

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

Tangible book value per share, tangible common equity to assets ratio, and return on average tangible common equity. The Company believes that tangible book value per share, tangible common equity to assets ratio, and return on average tangible equity provide a meaningful representation of its operating performance on an ongoing basis. Management uses these measures to assess performance of the Company against its peers and evaluate overall performance. The Company believes these non-GAAP financial measures provide useful information for investors, securities analysts and others because it provides a tool to evaluate the Company’s performance on an ongoing basis and compared to its peers.

The following table provides a reconciliation of non-GAAP financial measures.

	As of/For the Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(Dollars in millions, except share data)
Total stockholders' equity	$1,574	$1,570	$1,427
Less: Goodwill and intangible assets	182	190	72
Tangible book value	$1,392	$1,380	$1,355

Number of common shares outstanding	56,480,086	57,749,464	57,399,993
Tangible book value per share	$24.65	$23.90	$23.62

Total assets	$19,445	$18,531	$17,736
Tangible common equity to assets ratio	7.16%	7.45%	7.65%

Net income	$36	$54	$35
Plus: Intangible asset amortization (after-tax)	3	2	—
Tangible net income	39	56	35

Total average equity	$1,583	$1,548	$1,414
Less: Average goodwill and intangible assets	187	129	36
Total average tangible equity	1,396	1,419	1,378

Return on average common equity	9.16%	13.98%	9.94%
Return on average tangible common equity	11.33%	15.77%	10.21%

Critical Accounting Estimates

Various elements of our accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions are critical to an understanding of our Consolidated Financial Statements and the Notes, are described in Item 1. These policies relate to: (a) the determination of our ALLL; and (b) fair value measurements. We believe the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements and the Notes are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements and the Notes to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition. For further information on our critical accounting policies, please refer to our Form 10-K for the year ended December 31, 2018, which is available on our website, flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

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

Generally, forward-looking statements are not based on historical facts but instead represent management’s current beliefs and expectations regarding future events and are subject to significant risks and uncertainties. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, estimate, may increase, may fluctuate, and similar expressions or future or conditional verbs such as will, should, would, and could. Our actual results and capital and other financial conditions may differ materially from those described in the forward-looking statements depending upon a variety of factors, including without limitation the precautionary statements included within each individual business’ discussion and analysis of our results of operations and the risk factors listed and described in Item 1A. to Part I, of our Annual Report on Form 10-K for the year ended December 31, 2018 and Item 1A. to Part II, of this Quarterly Report on Form 10-Q, which are incorporated by reference herein.

Other than as required under United States securities laws, we do not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash	$268	$260
Interest-earning deposits	122	148
Total cash and cash equivalents	390	408
Investment securities available-for-sale	2,142	2,142
Investment securities held-to-maturity	683	703
Loans held-for-sale ($3,846 and $3,732 measured at fair value, respectively)	3,874	3,869
Loans held-for-investment ($10 and $10 measured at fair value, respectively)	9,936	9,088
Loans with government guarantees	470	392
Less: allowance for loan losses	(127)	(128)
Total loans held-for-investment and loans with government guarantees, net	10,279	9,352
Mortgage servicing rights	278	290
Net deferred tax asset	90	103
Federal Home Loan Bank stock	303	303
Premises and equipment, net	414	390
Goodwill and intangible assets	182	190
Other assets	810	781
Total assets	$19,445	$18,531
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$4,016	$2,989
Interest bearing deposits	9,437	9,391
Total deposits	13,453	12,380
Short-term Federal Home Loan Bank advances and other	3,101	3,244
Long-term Federal Home Loan Bank advances	250	150
Other long-term debt	495	495
Other liabilities ($60 and $60 measured at fair value, respectively)	572	692
Total liabilities	17,871	16,961
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 and 80,000,000 shares authorized; 56,480,086 and 57,749,464 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,476	1,522
Accumulated other comprehensive (loss) income	(31)	(47)
Retained earnings	128	94
Total stockholders’ equity	1,574	1,570
Total liabilities and stockholders’ equity	$19,445	$18,531

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In millions, except per share data)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Interest Income
Loans	$155	$130
Investment securities	24	22
Interest-earning deposits and other	1	—
Total interest income	180	152
Interest Expense
Deposits	29	17
Short-term Federal Home Loan Bank advances and other	17	15
Long-term Federal Home Loan Bank advances	1	7
Other long-term debt	7	7
Total interest expense	54	46
Net interest income	126	106
Provision (benefit) for loan losses	—	—
Net interest income after provision (benefit) for loan losses	126	106
Noninterest Income
Net gain on loan sales	49	60
Loan fees and charges	17	20
Net return on mortgage servicing rights	6	4
Loan administration income	11	5
Deposit fees and charges	8	5
Other noninterest income	18	17
Total noninterest income	109	111
Noninterest Expense
Compensation and benefits	87	80
Occupancy and equipment	38	30
Commissions	13	18
Loan processing expense	17	14
Legal and professional expense	6	6
Federal insurance premiums	4	6
Intangible asset amortization	4	—
Other noninterest expense	22	19
Total noninterest expense	191	173
Income before income taxes	44	44
Provision for income taxes	8	9
Net income	$36	$35
Net income per share
Basic	$0.64	$0.61
Diluted	$0.63	$0.60
Weighted average shares outstanding
Basic	56,897,799	57,356,654
Diluted	57,590,272	58,314,385

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Net income	$36	$35
Other comprehensive income (loss), net of tax
Investment securities	16	(29)
Derivatives and hedging activities	—	15
Other comprehensive income (loss), net of tax	16	(14)
Comprehensive income	$52	$21

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2017	57,321,228	$1	$1,512	$(16)	$(98)	$1,399
(Unaudited)
Net income	—	—	—	—	35	35
Total other comprehensive income (loss)	—	—	—	(9)	—	(9)
Shares issued from Employee Stock Purchase Plan	36,195	—	—	—	—	—
Reclassification of certain income tax effects (1)		—	—	(5)	5	—
Stock-based compensation	42,570	—	2	—	—	2
Balance at March 31, 2018	57,399,993	$1	$1,514	$(30)	$(58)	$1,427

Balance at December 31, 2018	57,749,464	$1	$1,522	$(47)	$94	$1,570
(Unaudited)
Net income	—	—	—	—	36	36
Total other comprehensive income	—	—	—	16	—	16
Shares issued from Employee Stock Purchase Plan	32,878	—	—	—	—	—
Stock-based compensation	27,401	—	4	—	—	4
Dividends declared and paid @ .04/share	—	—	—	—	(2)	(2)
Repurchase of shares (2)	(1,329,657)	—	(50)	—	—	(50)
Balance at March 31, 2019	56,480,086	$1	$1,476	$(31)	$128	$1,574

(1)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to the adoption of ASU 2018-02.

(2)	For further information, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Condensed Consolidated Statements of Cash Flows (In millions)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Operating Activities
Net cash used in operating activities	$(4,716)	$(6,220)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	$4,501	$5,730
Collection of principal on investment securities AFS	38	53
Purchase of investment securities AFS and other	(16)	(4)
Collection of principal on investment securities HTM	21	24
Proceeds received from the sale of LHFI	105	—
Net origination, purchase, and principal repayments of LHFI	(845)	139
Acquisition of premises and equipment, net of proceeds	(18)	(15)
Proceeds from the sale of MSRs	41	136
Other, net	(4)	(7)
Net cash provided by investing activities	$3,823	$6,056
Financing Activities
Net change in deposit accounts	$1,073	$439
Net change in short-term FHLB borrowings and other short-term debt	(141)	(107)
Proceeds from increases in FHLB long-term advances and other debt	100	200
Repayment of FHLB long-term advances	—	(325)
Net receipt of payments of loans serviced for others	(104)	(9)
Accelerated share repurchase	(50)	—
Dividends declared and paid	(2)	—
Other	3	3
Net cash provided by financing activities	$879	$201
Net increase in cash, cash equivalents and restricted cash (1)	(14)	37
Beginning cash, cash equivalents and restricted cash (1)	432	223
Ending cash, cash equivalents and restricted cash (1)	$418	$260
Supplemental disclosure of cash flow information
Non-cash reclassification of investment securities HTM to AFS	$—	$144
Non-cash reclassification of loans originated LHFI to LHFS	$—	$1
Non-cash reclassification of LHFS to AFS securities	$4,501	$5,730
MSRs resulting from sale or securitization of loans	$67	$84
Operating section supplemental disclosures
Cash proceeds from sales of LHFS	$832	$1,626
Origination, premium paid and purchase of LHFS, net of principal repayments	$(5,479)	$(7,882)

(1)	For further information on restricted cash, see Note 9 - Derivatives.

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

These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. These interim financial statements are unaudited and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, which is available on our website, flagstar.com, and on the SEC website, at sec.gov. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 - Acquisitions

Wells Fargo Branch Acquisition

On November 30, 2018 we closed on the purchase of 52 Wells Fargo branches located in Indiana, Michigan, Wisconsin and Ohio. These branches provide us with high-quality, low-cost deposits, allowing for balance sheet growth and further expansion of our banking footprint.

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

November 30, 2018
(Dollars in millions)
Assets acquired:
Cash	$9
Loans	107
Core deposit intangible (CDI)	60
Other assets	26
Total assets	202
Liabilities assumed:
Deposits	1,761
Total liabilities	1,761
Fair value of net assets acquired	(1,559)
Cash consideration received	(1,501)
Goodwill	$58

As a result of the transaction, we recognized $58 million of goodwill, which was calculated as the excess of the consideration exchanged and the liabilities assumed as compared to the fair value of the identifiable net assets acquired. The goodwill was assigned to our Community Banking segment and is expected to be deductible for tax purposes.

The CDI represents the value of the relationships with deposit customers and was measured using the income method using a discounted cash flow methodology which gave consideration to the attrition rates, alternative cost of funds, net maintenance cost, and other costs associated with the deposit base. The CDI will be amortized over its estimated useful life of approximately 10 years utilizing an accelerated method.

Acquisition costs related to the Wells Fargo branch acquisition were expensed as incurred and amounted to $1 million and $15 million during the three months ended March 31, 2019 and year ended December 31, 2018, respectively. These costs were recorded in noninterest expense in the Consolidated Statement of Operations and primarily included, integration costs, marketing, legal and consulting fees.

The following table presents unaudited pro forma information as if the acquisition of the Wells Fargo branches had occurred on January 1, 2017. This pro forma information includes certain adjustments and assumptions, including but not limited to, reclassifications from 2018 net income to 2017 net income related to the acquisition-related expenses of $16 million and hedging gains of $29 million. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been completed on the assumed date.

	For the Year Ended
	2018	2017
	(Dollars in millions)
Net interest income	$540	$482
Net income	$196	$82

Other 2018 Acquisitions

On March 12, 2018, the Company closed on the purchase of the mortgage loan warehouse business from Santander Bank, adding $499 million in outstanding warehouse draws and $1.7 billion in commitments. On March 19, 2018, the Company closed on the Desert Community Bank branch acquisition, adding $614 million in deposits and $59 million in loans. Together, these acquisitions increased goodwill and intangible assets by $51 million.

Note 3 - Investment Securities

The following table presents our investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
March 31, 2019
Available-for-sale securities
Agency - Commercial	$1,404	$6	$(34)	$1,376
Agency - Residential	664	—	(15)	649
Corporate debt obligations	53	—	—	53
Municipal obligations	32	—	—	32
Other MBS	31	—	—	31
Certificate of deposits	1	—	—	1
Total available-for-sale securities (1)	$2,185	$6	$(49)	$2,142
Held-to-maturity securities
Agency - Commercial	$339	$—	$(13)	$326
Agency - Residential	344	—	(4)	340
Total held-to-maturity securities (1)	$683	$—	$(17)	$666
December 31, 2018
Available-for-sale securities
Agency - Commercial	$1,413	$4	$(43)	$1,374
Agency - Residential	686	—	(24)	662
Corporate debt obligations	41	—	—	41
Municipal obligations	33	—	(1)	32
Other MBS	32	—	—	32
Certificate of Deposits	1	—	—	1
Total available-for-sale securities (1)	$2,206	$4	$(68)	$2,142
Held-to-maturity securities
Agency - Commercial	$349	$—	$(13)	$336
Agency - Residential	354	—	(9)	345
Total held-to-maturity securities (1)	$703	$—	$(22)	$681

(1)	There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at March 31, 2019 or December 31, 2018.

We evaluate AFS and HTM investment securities for OTTI on a quarterly basis. An OTTI is considered to have occurred when the fair value of a debt security is below its amortized costs and we (1) have the intent to sell the security, (2) will more likely than not be required to sell the security before recovery of its amortized cost, or (3) do not expect to recover the entire amortized cost basis of the security. Investments that have an OTTI are written down through a charge to earnings for the amount representing the credit loss on the security. Gains and losses related to all other factors are recognized in other comprehensive income (loss). Agency securities, which are either explicitly or implicitly backed by the federal government, comprised 96 percent of our total securities at March 31, 2019. This factor is considered when evaluating our investment securities for OTTI. During the three months ended March 31, 2019 and March 31, 2018, we had no OTTI.

Available-for-sale securities

Securities available-for-sale are carried at fair value. Unrealized gains and losses on AFS securities, to the extent they are temporary in nature, are reported as a component of other comprehensive income

We purchased $16 million of AFS securities, which were comprised of U.S. government sponsored agency MBS, certificate of deposits, and corporate debt obligations during the three months ended March 31, 2019. We purchased $4 million of AFS securities, which included U.S. government sponsored agency MBS, corporate debt obligations, and municipal obligations during the three months ended March 31, 2018.

There were less than $1 million in sales of AFS securities during the three months ended March 31, 2019, which did not include those related to mortgage loans that had been securitized for sale in the normal course of business. We had no realized gains as a result of these sales.

Held-to-maturity securities

Investment securities HTM are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized losses are not recorded to the extent they are temporary in nature.

There were no purchases or sales of HTM securities during both the three months ended March 31, 2019 and March 31, 2018.

The following table summarizes, by duration, the unrealized loss positions on investment securities:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
March 31, 2019
Available-for-sale securities
Agency - Commercial	$1,011	73	$(34)	$21	3	$—
Agency - Residential	624	78	(15)	—	—	—
Municipal obligations	27	14	—	—	—	—
Corporate debt obligations	—	—	—	11	3	—
Other MBS	—	—	—	16	2	—
Held-to-maturity securities
Agency - Commercial	$326	26	$(13)	$—	—	$—
Agency - Residential	306	55	(4)	—	—	—
December 31, 2018
Available-for-sale securities
Agency - Commercial	$1,025	74	$(43)	$1	1	$—
Agency - Residential	647	79	(24)	14	5	—
Municipal obligations	28	16	(1)	1	2	—
Corporate debt obligations	—	—	—	7	2	—
Held-to-maturity securities
Agency - Commercial	$336	26	$(13)	$—	—	$—
Agency - Residential	345	60	(9)	—	—	—

The following table shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in millions)
March 31, 2019
Due in one year or less	$1	$1	1.50%	$—	$—	—%
Due after one year through five years	60	60	2.51%	10	10	2.45%
Due after five years through 10 years	74	74	4.44%	10	10	2.24%
Due after 10 years	2,050	2,007	2.68%	663	646	2.46%
Total	$2,185	$2,142		$683	$666

We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. At both March 31, 2019 and December 31, 2018, we had pledged investment securities of $1.9 billion.

Note 4 - Loans Held-for-Sale

The majority of our mortgage loans originated as LHFS are ultimately sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label mortgage-backed securities. LHFS totaled $3.9 billion at both March 31, 2019 and December 31, 2018. For the three months ended March 31, 2019 we had net gain on loan sales associated with LHFS of $47 million, as compared to $60 million for the three months ended March 31, 2018.

At March 31, 2019 and December 31, 2018, $28 million and $137 million, respectively, of LHFS were recorded at lower of cost or fair value. We elected the fair value option for the remainder of the loans in the portfolio.

Note 5 - Loans Held-for-Investment

The following table presents our loans held-for-investment:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,100	$2,999
Home equity	796	731
Other	433	314
Total consumer loans	4,329	4,044
Commercial loans
Commercial real estate	2,324	2,152
Commercial and industrial	1,651	1,433
Warehouse lending	1,632	1,459
Total commercial loans	5,607	5,044
Total loans held-for-investment	$9,936	$9,088

The following table presents the UPB of our loan sales and purchases in the loans held-for-investment portfolio:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Loans Sold (1)
Performing loans (2)	$102	$—
Total loans sold	$102	$—
Net gain associated with loan sales (3)	$2	$—
Loans Purchased
Home equity	$49	$—
Other consumer	51	—
Total loans purchased	$100	$—
Premium associated with loans purchased	$3	$—

(1)	Upon a change in our intent, the loans were transferred to LHFS and subsequently sold.

(2)	During the three months ended December 31, 2018, we entered into an agreement to sell these loans, which we subsequently settled on during the three months ended March 31, 2019.

(3)	Recorded in net gain on loan sales on Consolidated Statements of Operations.

We have pledged certain LHFI, LHFS, and loans with government guarantees to collateralize lines of credit and/or borrowings with the FHLB of Indianapolis and the FRB of Chicago. At March 31, 2019 we had pledged loans of $6.5 billion, compared to $6.8 billion of pledged loans at December 31, 2018.

Allowance for Loan Losses

We determine the estimate of the ALLL on at least a quarterly basis. Refer to Note 1- Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018 for a description of the methodology. The ALLL, other than for loans that have been identified for individual evaluation for impairment, is determined on a loan pool basis by grouping loan types with common risk characteristics to determine our best estimate of incurred losses.

The following table presents changes in ALLL, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended March 31, 2019
Beginning balance ALLL	$38	$15	$3	$48	$18	$6	$128
Charge-offs	(1)	—	(1)	—	—	—	(2)
Recoveries	—	1	—	—	—	—	1
Provision (benefit)	(2)	—	2	(12)	12	—	—
Ending balance ALLL	$35	$16	$4	$36	$30	$6	$127
Three Months Ended March 31, 2018
Beginning balance ALLL	$47	$22	$1	$45	$19	$6	$140
Charge-offs	(1)	(1)	—	—	—	—	(2)
Recoveries	—	1	—	—	—	—	1
Provision (benefit)	1	(1)	—	(1)	1	—	—
Ending balance ALLL	$47	$21	$1	$44	$20	$6	$139

(1)	Includes loans with government guarantees.

The following table sets forth the method of evaluation, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
March 31, 2019
Loans held-for-investment (2)
Individually evaluated	$33	$23	$1	$—	$—	$—	$57
Collectively evaluated	3,059	771	432	2,324	1,651	1,632	9,869
Total loans	$3,092	$794	$433	$2,324	$1,651	$1,632	$9,926
Allowance for loan losses (2)
Individually evaluated	$4	$7	$—	$—	$—	$—	$11
Collectively evaluated	31	9	4	36	30	6	116
Total allowance for loan losses	$35	$16	$4	$36	$30	$6	$127
December 31, 2018
Loans held-for-investment (2)
Individually evaluated	$32	$23	$—	$—	$—	$—	$55
Collectively evaluated	2,959	706	314	2,152	1,433	1,459	9,023
Total loans	$2,991	$729	$314	$2,152	$1,433	$1,459	$9,078
Allowance for loan losses (2)
Individually evaluated	$4	$7	$—	$—	$—	$—	$11
Collectively evaluated	34	8	3	48	18	6	117
Total allowance for loan losses	$38	$15	$3	$48	$18	$6	$128

(1)	Includes allowance related to loans with government guarantees.

(2)	Excludes loans carried under the fair value option.

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

The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI
	(Dollars in millions)
March 31, 2019
Consumer loans
Residential first mortgage	$3	$1	$20	$24	$3,076	$3,100
Home equity	1	—	3	4	792	796
Other	2	1	1	4	429	433
Total consumer loans	6	2	24	32	4,297	4,329
Commercial loans
Commercial real estate	—	—	—	—	2,324	2,324
Commercial and industrial	—	1	—	1	1,650	1,651
Warehouse lending	—	—	—	—	1,632	1,632
Total commercial loans	—	1	—	1	5,606	5,607
Total loans (2)	$6	$3	$24	$33	$9,903	$9,936
December 31, 2018
Consumer loans
Residential first mortgage	$4	$2	$19	$25	$2,974	$2,999
Home Equity	1	—	3	4	727	731
Other	—	—	—	—	314	314
Total consumer loans	5	2	22	29	4,015	4,044
Commercial loans
Commercial real estate	—	—	—	—	2,152	2,152
Commercial and industrial	—	—	—	—	1,433	1,433
Warehouse lending	—	—	—	—	1,459	1,459
Total commercial loans	—	—	—	—	5,044	5,044
Total loans (2)	$5	$2	$22	$29	$9,059	$9,088

(1)	Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

(2)	Includes $3 million of loans accounted for under the fair value option at both March 31, 2019 and December 31, 2018.

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued on impaired loans was less than $1 million at both the three months ended March 31, 2019 and the three months ended March 31, 2018. At March 31, 2019 and December 31, 2018, we had no loans 90 days past due and still accruing interest.

Troubled Debt Restructurings

We may modify certain loans in both our consumer and commercial loan portfolios to retain customers or to maximize collection of the outstanding loan balance. Troubled debt restructurings ("TDRs") are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted as a result. Nonperforming TDRs are included in nonaccrual loans. TDRs remain in nonperforming status until a borrower has made payments and is current for at least six consecutive months. Performing TDRs are not considered to be nonaccrual so long as we believe that all contractual principal and interest due under the restructured terms will be collected. Performing and nonperforming TDRs remain impaired as interest and principal will not be received in accordance with the original contractual terms of the loan agreement. Refer to Note 1- Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018 for a description of the methodology used to determine TDRs.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, but may give rise to potential incremental losses. We measure impairments using a discounted cash flow method for performing TDRs and measure impairment based on collateral values for nonperforming TDRs.

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
March 31, 2019
Consumer loans
Residential first mortgage	$22	$8	$30
Home equity	21	2	23
Total TDRs (1)(2)	$43	$10	$53
December 31, 2018
Consumer loans
Residential first mortgage	$22	$8	$30
Home Equity	22	2	24
Total TDRs (1)(2)	$44	$10	$54

(1)	The ALLL on TDR loans totaled $10 million at both March 31, 2019 and December 31, 2018.

(2)	Includes $3 million of TDR loans accounted for under the fair value option at both March 31, 2019 and December 31, 2018.
The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
		(Dollars in millions)
Three Months Ended March 31, 2019
Residential first mortgages	2	$—	$—	$—
Home equity (2)(3)	2	—	—	—
Total TDR loans	4	$—	$—	$—
Three Months Ended March 31, 2018
Residential first mortgages	6	$1	$1	$—
Home equity (2)(3)	5	1	1	—
Commercial and industrial	1	5	5	1
Total TDR loans	12	$7	$7	$1

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	Home equity post-modification UPB reflects write downs.

(3)	Includes loans carried at the fair value option.

There were no residential first mortgage loans modified in the previous 12 months that subsequently defaulted during the three months ended March 31, 2019, compared to two residential first mortgage loans with UPB of $1 million modified in the previous 12 months that subsequently defaulted during the three months ended March 31, 2018. There was no change in the allowance associated with these TDRs at subsequent default. All TDR classes within the consumer and commercial portfolios are considered subsequently defaulted when greater than 90 days past due within 12 months of the restructuring date.

Impaired Loans

The following table presents individually evaluated impaired loans and the associated allowance:

	March 31, 2019			December 31, 2018
	Recorded Investment	Net Unpaid Principal Balance	Related Allowance	Recorded Investment	Net Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage	$16	$20	$—	$13	$16	$—
Home equity	—	3	—	1	4	—
Other consumer	1	1	—	—	—	—
Total loans with no related allowance recorded	$17	$24	$—	$14	$20	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$18	$18	$4	$19	$20	$4
Home equity	22	23	7	22	23	7
Total loans with an allowance recorded	$40	$41	$11	$41	$43	$11

Total Impaired loans
Consumer Loans
Residential first mortgage	$34	$38	$4	$32	$36	$4
Home equity	22	26	7	23	27	7
Other consumer	1	1	—	—	—	—
Total impaired loans	$57	$65	$11	$55	$63	$11
The following table presents average impaired loans and the interest income recognized:

	Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$34	$—	$33	$—
Home equity	22	—	27	1
Other consumer	1	—	—	—
Commercial loans
Commercial and industrial	—	—	3	—
Total impaired loans	$57	$—	$63	$1

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

	March 31, 2019
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential first mortgage	$3,053	$25	$—	$22	$3,100
Home equity	771	22	—	3	796
Other consumer	431	1	—	1	433
Total consumer loans	$4,255	$48	$—	$26	$4,329
Commercial Loans
Commercial real estate	$2,297	$20	$5	$2	$2,324
Commercial and industrial	1,568	19	32	32	1,651
Warehouse	1,385	232	15	—	1,632
Total commercial loans	$5,250	$271	$52	$34	$5,607

	December 31, 2018
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential first mortgage	$2,952	$28	$—	$19	$2,999
Home equity	705	23	—	3	731
Other consumer	314	—	—	—	314
Total consumer loans	$3,971	$51	$—	$22	$4,044
Commercial Loans
Commercial real estate	$2,132	$14	$5	$1	$2,152
Commercial and industrial	1,351	53	29	—	1,433
Warehouse	1,324	120	15	—	1,459
Total commercial loans	$4,807	$187	$49	$1	$5,044

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

At March 31, 2019 and December 31, 2018, loans with government guarantees totaled $470 million and $392 million, respectively.

Repossessed assets and the associated claims related to government guaranteed loans are recorded in other assets and totaled $53 million and $50 million, at March 31, 2019 and December 31, 2018, respectively.

Note 7 - Variable Interest Entities

We have no consolidated VIEs as of March 31, 2019 and December 31, 2018.

In connection with our securitization activities, we have retained a five percent interest in the investment securities of certain trusts ("other MBS") and are contracted as the subservicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Statements of Financial Condition. The Bank’s maximum exposure to loss is limited to our investment in the VIE, as well as the standard representations and warranties made in conjunction with the loan transfer. See Note 3 - Investment Securities and Note 17 - Fair Value Measurements, for additional information.

In addition, we have a continuing involvement, but are not the primary beneficiary for an unconsolidated VIE related to the FSTAR 2007-1 mortgage securitization trust. In accordance with the settlement agreement with MBIA, there is no further recourse to us related to FSTAR 2007-1, unless MBIA fails to meet their obligations. At March 31, 2019 and December 31, 2018, the FSTAR 2007-1 mortgage securitization trust included 1,427 loans and 1,513 loans, respectively, with an aggregate principal balance of $46 million and $49 million, respectively.

Note 8 - Mortgage Servicing Rights

We have investments in MSRs that result from the sale of loans to the secondary market for which we retain the servicing. We account for MSRs at their fair value. A primary risk associated with MSRs is the potential reduction in fair value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. We utilize derivatives as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. There is also a risk of valuation decline due to higher than expected increases in default rates, which we do not believe can be effectively managed using derivatives. For further information regarding the derivative instruments utilized to manage our MSR risks, see Note 9 - Derivative Financial Instruments.

Changes in the fair value of residential first mortgage MSRs were as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Balance at beginning of period	$290	$291
Additions from loans sold with servicing retained	67	84
Reductions from sales	(45)	(141)
Changes in fair value due to (1):
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other	(11)	(5)
Changes in estimates of fair value due to interest rate risk (2)	(23)	10
Fair value of MSRs at end of period	$278	$239

(1)	Changes in fair value are included within net return on mortgage servicing rights on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes which we manage through the use of derivatives.

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	March 31, 2019			December 31, 2018
		Fair value impact due to			Fair value impact due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
		(Dollars in millions)			(Dollars in millions)
Option adjusted spread	5.51%	$270	$266	5.42%	$284	$280
Constant prepayment rate	10.17%	260	247	9.57%	278	268
Weighted average cost to service per loan	$86.11	272	269	$85.57	286	283

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

The following table summarizes income and fees associated with owned mortgage servicing rights:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$19	$14
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other	(11)	$(5)
Changes in estimates of fair value due to interest rate risk	(23)	10
Gain (loss) on MSR derivatives (2)	22	(11)
Net transaction costs on sale of MSR assets	(1)	(4)
Total return included in net return on mortgage servicing rights	$6	$4

(1)	Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.

(2)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$24	$10
Charges on subserviced escrow balances	(12)	(5)
Other servicing charges	(1)	—
Total income on mortgage loans subserviced, included in loan administration	$11	$5

(1)	Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on cash basis.

Note 9 - Derivative Financial Instruments

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

Derivatives designated as hedging instruments: We have designated certain interest rate swaps as fair value hedges of fixed rate certificates of deposit. Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and throughout the hedge period. All designated hedge relationships were and are expected to be highly effective as of March 31, 2019. Cash flows and the profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

The following table presents the notional amount, estimated fair value and maturity of our derivative financial instruments:

	March 31, 2019 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in fair value hedge relationships:
Assets
Interest rate swap on CDs	$10	$—	2019

Derivatives not designated as hedging instruments:
Assets
Futures	$234	$—	2019-2023
Mortgage-backed securities forwards	2,001	4	2019
Rate lock commitments	4,102	37	2019
Interest rate swaps and swaptions	894	16	2019-2029
Total derivative assets	$7,231	$57
Liabilities
Futures	$1,295	$1	2019-2023
Mortgage-backed securities forwards	4,942	41	2019
Rate lock commitments	143	—	2019
Interest rate swaps	1,350	4	2019-2049
Total derivative liabilities	$7,730	$46

(1)
Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions, is considered settlement of the derivative position for accounting purposes.

(2)	Derivative assets and liabilities are included in other assets and other liabilities on the Consolidated Statements of Financial Condition, respectively.

	December 31, 2018 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in fair value hedge relationships:
Assets
Interest rate swaps on CDs	$20	$—	2019
Liabilities
Interest rate swaps on CDs	$10	$—	2019
Derivatives not designated as hedging instruments:
Assets
Futures	$248	$—	2019-2023
Mortgage backed securities forwards	362	4	2019
Rate lock commitments	2,221	20	2019
Interest rate swaps and swaptions	1,662	23	2019-2049
Total derivative assets	$4,493	$47
Liabilities
Futures	$1,513	$1	2019-2023
Mortgage backed securities forwards	4,625	31	2019
Rate lock commitments	45	—	2019
Interest rate swaps	755	7	2019-2028
Total derivative liabilities	$6,938	$39

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
	(Dollars in millions)
March 31, 2019
Derivatives not designated as hedging instruments:
Assets
Mortgage backed securities forwards	$4	$—	$4	$—	$—
Interest rate swaps and swaptions (1)	16	—	16	—	3
Total derivative assets	$20	$—	$20	$—	$3
Liabilities
Futures	$1	$—	$1	$—	$1
Mortgage backed securities forwards	41	—	41	—	42
Interest rate swaps (1)	4	—	4	—	28
Total derivative liabilities	$46	$—	$46	$—	$71

December 31, 2018
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$4	$—	$4	$—	$—
Interest rate swaps and swaptions (1)	23	—	23	—	14
Total derivative assets	$27	$—	$27	$—	$14
Liabilities
Futures	$1	$—	$1	$—	$1
Mortgage-backed securities forwards	31	—	31	—	29
Interest rate swaps (1)	7	—	7	—	23
Total derivative liabilities	$39	$—	$39	$—	$53

(1)
Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions, is considered settlement of the derivative position for accounting purposes.

The fair value basis adjustment on our hedged CDs is included in interest bearing deposits on our Consolidated Statements of Operations. The carrying amount of our hedged CDs was $10 million at March 31, 2019 and $30 million at December 31, 2018 and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged CDs was de minimis at both March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019, we pledged a total of $71 million related to derivative financial instruments, consisting of $44 million of cash collateral on derivative liabilities and $27 million of maintenance margin on centrally cleared derivatives and had an obligation to return cash of $3 million on derivative assets. We pledged a total of $53 million related to derivative financial instruments, consisting of $30 million of cash collateral on derivatives and $23 million of maintenance margin on centrally cleared derivatives and had an obligation to return cash of $14 million on derivative assets at December 31, 2018. Within the Consolidated Statements of Financial Condition, the collateral related to derivative activity is included in other assets and other liabilities and the cash pledged as maintenance margin is restricted and included in other assets.

The following table presents the net gain (loss) recognized on designated instruments, net of the impact of offsetting positions:

	Amount Recorded in Net Interest Income (1)
	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Gain (loss) on cash flow hedging relationships in interest contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$(1)
Total gain (loss) on hedges	$—	$(1)

(1)
The gain (loss) on fair value hedging relationships in interest contracts was de minimis and zero for the three months ending March 31, 2019 and March 31, 2018, respectively. During the second quarter of 2018, we de-designated all of our remaining cash flow hedge relationships.

The following table presents net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions:

		Three Months Ended March 31,
		2019	2018
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of Gain (Loss)
Futures	Net return on mortgage servicing rights	$—	$(2)
Interest rate swaps and swaptions	Net return on mortgage servicing rights	13	(5)
Mortgage-backed securities forwards	Net return on mortgage servicing rights	9	(4)
Rate lock commitments and forward agency and loan sales	Net gain on loan sales	8	(8)
Forward commitments	Other noninterest income	1	—
Interest rate swaps (1)	Other noninterest income	1	—
Total derivative gain (loss)		$32	$(19)

(1)	Includes customer-initiated commercial interest rate swaps.

Note 10 - Borrowings

Federal Home Loan Bank Advances

The following is a breakdown of our FHLB advances outstanding:

	March 31, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$2,830	2.55%	$2,993	2.52%
Other short-term borrowings	271	2.45%	251	2.87%
Total short-term Federal Home Loan Bank advances and other borrowings	3,101		3,244
Long-term Federal Home Loan Bank fixed rate advances (1)	250	1.68%	150	1.53%
Total Federal Home Loan Bank advances	$3,351		$3,394

(1)	Includes the current portion of fixed rate advances of $50 million at both March 31, 2019 and December 31, 2018.

The following table contains detailed information on our FHLB advances and other borrowings:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Maximum outstanding at any month end	$3,391	$5,740
Average outstanding balance	2,878	5,322
Average remaining borrowing capacity	3,314	1,399
Weighted average interest rate	2.45%	1.65%

The following table outlines the maturity dates of our FHLB advances and other borrowings:

March 31, 2019
(Dollars in millions)
2019	$3,151
2020	—
2021	—
2022	—
Thereafter	200
Total	$3,351

Parent Company Senior Notes and Trust Preferred Securities

The following table presents long-term debt, net of debt issuance costs:

	March 31, 2019		December 31, 2018
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, matures 2021	$248	6.125%	$248	6.125%
Trust Preferred Securities
Floating Three Month LIBOR Plus:
3.25%, matures 2032	$26	5.86%	$26	6.07%
3.25%, matures 2033	26	6.04%	26	5.69%
3.25%, matures 2033	26	5.85%	26	6.05%
2.00%, matures 2035	26	4.79%	26	4.44%
2.00%, matures 2035	26	4.79%	26	4.44%
1.75%, matures 2035	51	4.36%	51	4.54%
1.50%, matures 2035	25	4.29%	25	3.94%
1.45%, matures 2037	25	4.06%	25	4.24%
2.50%, matures 2037	16	5.11%	16	5.29%
Total Trust Preferred Securities	247		247
Total other long-term debt	$495		$495

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

Trust Preferred Securities

We sponsor nine trust subsidiaries, which issued preferred stock to third party investors. We issued junior subordinated debt securities to those trusts, which we have included in long-term debt. The junior subordinated debt securities are the sole assets of those trusts. The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of March 31, 2019, we had no deferred interest.

Note 11 - Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Investment securities
Beginning balance	$(47)	$(18)
Unrealized gain (loss)	21	(32)
Less: Tax provision (benefit)	5	(8)
Net unrealized gain (loss)	16	(24)
Reclassification of certain income tax effects (1)	—	(5)
Other comprehensive income (loss), net of tax	16	(29)
Ending balance	$(31)	$(47)

Cash Flow Hedges
Beginning balance	$—	$2
Unrealized gain	—	19
Less: Tax provision	—	5
Net unrealized gain	—	14
Reclassifications out of AOCI (2)	—	1
Net unrealized gain reclassified out of AOCI	—	1
Other comprehensive income, net of tax	—	15
Ending balance	$—	$17

(1)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to early adoption of ASU 2018-02.

(2)	Reclassifications are reported in interest expense on the Consolidated Statement of Operations.

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions, except share data)
Net income	$36	$35
Weighted Average Shares
Weighted average common shares outstanding	56,897,799	57,356,654
Effect of dilutive securities
Stock-based awards	692,473	957,731
Weighted average diluted common shares	57,590,272	58,314,385
Earnings per common share
Basic earnings per common share	$0.64	$0.61
Effect of dilutive securities
Stock-based awards	(0.01)	(0.01)
Diluted earnings per common share	$0.63	$0.60

Note 13 - Stock-Based Compensation

We had stock-based compensation expense of $3 million and $2 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock units activity:

	Three Months Ended March 31, 2019
	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	1,620,568	$27.27
Granted	60,879	30.68
Vested	(31,364)	34.45
Canceled and forfeited	(17,701)	32.17
Non-vested balance at end of period	1,632,382	$27.20

2017 Employee Stock Purchase Plan

A total of 800,000 shares of the Company’s common stock are reserved and authorized for issuance for purchase under the Employee Stock Purchase Plan (ESPP). There were 32,878 shares issued under the ESPP during the three months ended March 31, 2019 and the associated compensation expense was de minimis.

Note 14 - Income Taxes

The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

The following table presents our provision for income tax and effective tax provision rate:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Provision for income taxes	$8	$9
Effective tax provision rate	18.4%	20.1%

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

To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both March 31, 2019 and December 31, 2018.

The following tables present the regulatory capital ratios as of the dates indicated:

Flagstar Bancorp	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
March 31, 2019
Tangible capital (to adjusted avg. total assets)	$1,520	8.37%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,520	8.37%	$727	4.0%	$909	5.0%
Common equity Tier 1 capital (to RWA)	1,280	9.69%	594	4.5%	859	6.5%
Tier 1 capital (to RWA)	1,520	11.51%	793	6.0%	1,057	8.0%
Total capital (to RWA)	1,650	12.49%	1,057	8.0%	1,321	10.0%
December 31, 2018
Tangible capital (to adjusted avg. total assets)	$1,505	8.29%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,505	8.29%	$726	4.0%	$908	5.0%
Common equity Tier 1 capital (to RWA)	1,265	10.54%	540	4.5%	780	6.5%
Tier 1 capital (to RWA)	1,505	12.54%	720	6.0%	960	8.0%
Total capital (to RWA)	1,637	13.63%	960	8.0%	1,201	10.0%
N/A - Not applicable

Flagstar Bank	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
March 31, 2019
Tangible capital (to adjusted avg. total assets)	$1,641	9.04%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,641	9.04%	$726	4.0%	$908	5.0%
Common equity tier 1 capital (to RWA)	1,641	12.44%	594	4.5%	858	6.5%
Tier 1 capital (to RWA)	1,641	12.44%	792	6.0%	1,055	8.0%
Total capital (to RWA)	1,771	13.42%	1,055	8.0%	1,319	10.0%
December 31, 2018
Tangible capital (to adjusted avg. total assets)	$1,574	8.67%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,574	8.67%	$726	4.0%	$908	5.0%
Common equity tier 1 capital (to RWA)	1,574	13.12%	540	4.5%	780	6.5%
Tier 1 capital (to RWA)	1,574	13.12%	720	6.0%	960	8.0%
Total capital (to RWA)	1,705	14.21%	960	8.0%	1,200	10.0%
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

At March 31, 2019, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements, or that the ultimate outcome of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

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

The Settlement Agreement meets the definition of a financial instrument for which we elected the fair value option. We consider the assumptions a market participant would make to transfer the liability and evaluate the potential ways we might satisfy the Settlement Agreement and our estimates of the likelihood of these outcomes, which may change over time. The fair value of the liability is subject to significant uncertainty and is impacted by forecasted estimates of the timing of potential payments some of which are impacted by inputs including estimates of equity, earnings, timing and amount of dividends and growth of the balance sheet and their related impacts on forecasted Tier 1 Leverage Capital Ratio. For further information on the fair value of the liability, see Note 17 - Fair Value Measurements.
Other litigation accruals

Excluding the fair value liability relating to the DOJ litigation settlement, our total accrual for contingent liabilities and settled litigation was $2 million at March 31, 2019 and December 31, 2018.

Commitments

The following table is a summary of the contractual amount of significant commitments:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Commitments to extend credit
Mortgage loans interest-rate lock commitments	$4,286	$2,293
Warehouse loan commitments	2,222	2,334
Commercial and industrial commitments	1,007	918
Other commercial commitments	1,529	1,260
HELOC commitments	454	429
Other consumer commitments	189	108
Standby and commercial letters of credit	64	63

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

Mortgage loan interest-rate lock commitments. We enter into mortgage interest-rate lock commitments with our customers. These commitments are considered to be derivative instruments and the fair value of these commitments is recorded in the Consolidated Statements of Financial Condition in other assets. For further information, see Note 9 - Derivative Financial Instruments.

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

We maintain a reserve for the estimate of probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. A reserve balance of $3 million at both March 31, 2019 and December 31, 2018, is reflected in other liabilities on the Consolidated Statements of Financial Condition.

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

	March 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$1,376	$—	$1,376
Agency - Residential	—	649	—	649
Municipal obligations	—	32	—	32
Corporate debt obligations	—	53	—	53
Other MBS	—	31	—	31
Certificate of Deposit	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	3,846	—	3,846
Loans held-for-investment
Residential first mortgage loans	—	8	—	8
Home equity	—	—	2	2
Mortgage servicing rights	—	—	278	278
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	37	37
Mortgage-backed securities forwards	—	4	—	4
Interest rate swaps and swaptions	—	16	—	16
Total assets at fair value	$—	$6,016	$317	$6,333
Derivative liabilities
Futures	$—	$(1)	$—	$(1)
Mortgage backed securities forwards	—	(41)	—	(41)
Interest rate swaps	—	(4)	—	(4)
DOJ litigation settlement	—	—	(60)	(60)
Contingent consideration	—	—	(6)	(6)
Total liabilities at fair value	$—	$(46)	$(66)	$(112)

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$1,374	$—	$1,374
Agency - Residential	—	662	—	662
Municipal obligations	—	32	—	32
Corporate debt obligations	—	41	—	41
Other MBS	—	32	—	32
Loans held-for-sale
Residential first mortgage loans	—	3,732	—	3,732
Loans held-for-investment
Residential first mortgage loans	—	8	—	8
Home equity	—	—	2	2
Mortgage servicing rights	—	—	290	290
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	20	20
Mortgage-backed securities forwards	—	4	—	4
Interest rate swaps and swaptions	—	23	—	23
Total assets at fair value	$—	$5,908	$312	$6,220
Derivative liabilities
Futures	$—	$(1)	$—	$(1)
Mortgage-backed securities forwards	—	(31)	—	(31)
Interest rate swaps	—	(7)	—	(7)
DOJ litigation settlement	—	—	(60)	(60)
Contingent consideration	—	—	(6)	(6)
Total liabilities at fair value	$—	$(39)	$(66)	$(105)

Fair Value Measurements Using Significant Unobservable Inputs

The following tables include a roll forward of the Consolidated Statements of Financial Condition amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy:

	Balance at Beginning of Period	Total Gains (Losses) Recorded in Earnings (1)	Purchases / Originations	Sales	Settlement	Transfers In (Out)	Balance at End of Period
	(Dollars in millions)
Three Months Ended March 31, 2019
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	290	(34)	67	(45)	—	—	278
Rate lock commitments (net) (2)(3)	20	25	50	—	—	(58)	37
Totals	$312	$(9)	$117	$(45)	$—	$(58)	$317
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	(6)	—	—	—	—	—	(6)
Totals	$(66)	$—	$—	$—	$—	$—	$(66)

Three Months Ended March 31, 2018
Assets
Loans held-for-investment
Home equity	$4	$1	$—	$—	$(1)	$—	$4
Mortgage servicing rights (2)	291	5	84	(141)	—	—	239
Rate lock commitments (net) (2)(3)	24	(34)	62	—	—	(22)	30
Totals	$319	$(28)	$146	$(141)	$(1)	$(22)	$273
Liabilities
DOJ litigation settlement	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	(25)	2	—	—	2	—	(21)
Totals	$(85)	$2	$—	$—	$2	$—	$(81)

(1)	There were no unrealized gains (losses) recorded in OCI during the three months ended March 31, 2019 and 2018.

(2)
We utilized swaptions, futures, forward agency and loan sales and interest rate swaps to manage the risk associated with mortgage servicing rights and rate lock commitments. Gains and losses for individual lines do not reflect the effect of our risk management activities related to such Level 3 instruments.

(3)
Rate lock commitments are reported on a fallout-adjusted basis. Transfers out of Level 3 represent the settlement value of the commitments that are transferred to LHFS, which are classified as Level 2 assets.

The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
March 31, 2019
Assets
Loans held-for-investment
Home equity	$2	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% -10.8% (9.0%) 12.5% - 18.8% (15.6%) 3.0%-4.5% (3.7%)	(1)
Mortgage servicing rights	$278	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	2.3% - 25.9% (5.5%) 0% - 11.4% (10.2%) $67 - $95 ($86)	(1)
Rate lock commitments (net)	$37	Consensus pricing	Origination pull-through rate	78.9% - 87.2% (80.4%)	(1)
Liabilities
DOJ litigation settlement	$(60)	Discounted cash flows	See description below	See description below
Contingent consideration	$(6)	Discounted cash flows	Beta Equity volatility	0.6 - 1.6 (1.1) 26.6% - 58.9% (40.0%)	(2)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
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

MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For March 31, 2019 and December 31, 2018, the weighted average life (in years) for the entire MSR portfolio was 4.5 and 5.2, respectively.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have assets that are subject to measurement at fair value on a nonrecurring basis under certain conditions. The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Gains (Losses)
	(Dollars in millions)
March 31, 2019
Loans held-for-sale (2)	$7	$7	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	13	—	13	(5)
Repossessed assets (3)	8		8	(3)
Totals	$28	$7	$21	$(9)
December 31, 2018
Loans held-for-sale (2)	$5	$5	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	12	—	12	(4)
Repossessed assets (3)	7	—	7	(3)
Totals	$24	$5	$19	$(8)

(1)	The fair values are determined at various dates during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

(2)	Gains (losses) reflect fair value adjustments on assets for which we did not elect the fair value option.

(3)	Gains (losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

The following table presents the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
March 31, 2019
Impaired loans held-for-investment
Loans held-for-investment	$13	Fair value of collateral	Loss severity discount	25% - 30% (26.7%)	(1)
Repossessed assets	$8	Fair value of collateral	Loss severity discount	0% - 100% (23.3%)	(1)
December 31, 2018
Impaired loans held-for-investment
Loans held-for-investment	$12	Fair value of collateral	Loss severity discount	25% - 30% (28.3%)	(1)
Repossessed assets	$7	Fair value of collateral	Loss severity discount	0% - 100% (25.8%)	(1)

(1)	Unobservable inputs were weighted by their relative fair value of the instruments.

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	March 31, 2019
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$390	$390	$390	$—	$—
Investment securities available-for-sale	2,142	2,142	—	2,142	—
Investment securities held-to-maturity	683	666	—	666	—
Loans held-for-sale	3,874	3,874	—	3,874	—
Loans held-for-investment	9,936	10,093	—	8	10,085
Loans with government guarantees	470	451	—	451	—
Mortgage servicing rights	278	278	—	—	278
Federal Home Loan Bank stock	303	303	—	303	—
Bank owned life insurance	342	342	—	342	—
Repossessed assets	8	8	—	—	8
Other assets, foreclosure claims	53	53	—	53	—
Derivative financial instruments, assets	57	57	—	20	37
Liabilities
Retail deposits
Demand deposits and savings accounts	$(6,431)	$(5,529)	$—	$(5,529)	$—
Certificates of deposit	(2,584)	(2,590)	—	(2,590)	—
Wholesale deposits	(467)	(468)	—	(468)	—
Government deposits	(1,187)	(1,116)	—	(1,116)	—
Custodial deposits	(2,784)	(2,738)	—	(2,738)	—
Federal Home Loan Bank advances	(3,351)	(3,343)	—	(3,343)	—
Long-term debt	(495)	(459)	—	(459)	—
DOJ litigation settlement	(60)	(60)	—	—	(60)
Contingent consideration	(6)	(6)	—	—	(6)
Derivative financial instruments, liabilities	(46)	(46)	—	(46)	—

	December 31, 2018
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$408	$408	$408	$—	$—
Investment securities available-for-sale	2,142	2,142	—	2,142	—
Investment securities held-to-maturity	703	681	—	681	—
Loans held-for-sale	3,869	3,870	—	3,870	—
Loans held-for-investment	9,088	8,966	—	8	8,958
Loans with government guarantees	392	374	—	374	—
Mortgage servicing rights	290	290	—	—	290
Federal Home Loan Bank stock	303	303	—	303	—
Bank owned life insurance	340	340	—	340	—
Repossessed assets	7	7	—	—	7
Other assets, foreclosure claims	50	50	—	50	—
Derivative financial instruments, assets	57	47	—	27	20
Liabilities
Retail deposits
Demand deposits and savings accounts	$(6,431)	$(5,475)	$—	$(5,475)	$—
Certificates of deposit	(2,584)	(2,379)	—	(2,379)	—
Wholesale deposits	(583)	(585)	—	(585)	—
Government deposits	(1,187)	(1,145)	—	(1,145)	—
Custodial deposits	(2,784)	(1,664)	—	(1,664)	—
Federal Home Loan Bank advances	(3,351)	(3,383)	—	(3,383)	—
Long-term debt	(495)	(463)	—	(463)	—
DOJ litigation settlement	(60)	(60)	—	—	(60)
Contingent consideration	(6)	(6)	—	—	(6)
Derivative financial instruments, liabilities	(46)	(39)	—	(39)	—
Fair Value Option

We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain (loss) on loan sales	$79	$(88)

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	March 31, 2019			December 31, 2018
	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over / (Under) Unpaid Principal Balance
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$8	$8	$—	$6	$6	$—
Loans held-for-investment	4	3	(1)	4	3	(1)
Total nonaccrual loans	$12	$11	$(1)	$10	$9	$(1)
Other performing loans
Loans held-for-sale	$3,698	$3,838	$140	$3,601	$3,726	$125
Loans held-for-investment	8	7	(1)	8	7	(1)
Total other performing loans	$3,706	$3,845	$139	$3,609	$3,733	$124
Total loans
Loans held-for-sale	$3,706	$3,846	$140	$3,607	$3,732	$125
Loans held-for-investment	12	10	(2)	12	10	(2)
Total loans	$3,718	$3,856	$138	$3,619	$3,742	$123
Liabilities
Litigation settlement (1)	$(118)	$(60)	$58	$(118)	$(60)	$58

(1)	We are obligated to pay $118 million in installment payments upon meeting certain performance conditions, as described in Note 16 - Legal Proceedings, Contingencies and Commitments.

Note 18 - Segment Information

Our operations are conducted through three operating segments: Community Banking, Mortgage Originations, and
Mortgage Servicing. The Other segment includes the remaining reported activities. Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses are incurred for which discrete financial information is available that is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The operating segments have been determined based on the products and services offered and reflect the manner in which financial information is currently evaluated by management. Each segment operates under the same banking charter, but is reported on a segmented basis for this report. Each of the operating segments is complementary to each other and because of the interrelationships of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

As a result of Management's evaluation of our segments, effective January 1, 2019, certain departments have been re-aligned between the Community Banking and Other segment. The income and expenses relating to these changes are reflected in our financial statements and all prior period segment financial information has been recast to conform to the current presentation.

The Community Banking segment originates loans, provides deposits and fee based services to consumer, business, and mortgage lending customers through its Branch Banking, Business Banking and Commercial Banking, Government Banking, Warehouse Lending and LHFI Portfolio groups. Products offered through these groups include checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, commercial loans, commercial real estate loans, equipment finance and leasing, home builder finance loans and warehouse lines of credit. Other financial services available include consumer and corporate card services, customized treasury management solutions, merchant services and capital markets services such as loan syndications, and investment and insurance products and services.

Within the Community Banking segment, revenue from contracts with customers includes deposit account and other banking income, interchange fees and investment and insurance income. During the three months ended March 31, 2019, deposit account and other banking income, which includes fees for outgoing wires, overdrafts, stop payments and ATM fees totaled $6 million, interchange fees totaled $3 million, and investment and insurance income totaled $1 million. These fees are recognized when obligations, under the terms of the contract with our customer, are satisfied, which generally occurs when services are performed. Revenue is measured as the amount of consideration we expect to receive in exchange for providing services. At March 31, 2019 and December 31, 2018, we had no significant revenue related receivables or contract liabilities.

The Mortgage Originations segment originates and acquires one-to-four family residential mortgage loans to sell or hold on our balance sheet. Loans originated-to-sell, comprise the majority of the lending activity. These loans are originated through mortgage branches, call centers, the Internet and third party counterparties. The Mortgage Origination segment recognizes interest income on loans that are held for sale and the gains from sales associated with these loans, whereas the interest income on LHFI and a loss on sales for the purchase of these loans is recognized in the Community Banking segment.

The Mortgage Servicing segment services and subservices mortgage and other consumer loans for others on a fee for service basis and may also collect ancillary fees and earn income through the use of noninterest-bearing escrows. Revenue for those serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the status of the underlying loans. The Mortgage Servicing segment also services loans for our LHFI portfolio in the Community Banking segment and our own LHFS portfolio in the Mortgage Originations segment, for which it earns revenue via an intercompany service fee allocation.

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

The following tables present financial information by business segment for the periods indicated:

	Three Months Ended March 31, 2019
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$103	$23	$3	$(3)	$126
Net gain (loss) on loan sales	(6)	55	—	—	49
Other noninterest income (loss)	12	16	35	(3)	60
Total net interest income and noninterest income (loss)	109	94	38	(6)	235
(Provision) benefit for loan losses	(1)	—	—	1	—
Compensation and benefits	(24)	(24)	(6)	(33)	(87)
Other noninterest expense and directly allocated overhead	(41)	(36)	(25)	(2)	(104)
Total noninterest expense	(65)	(60)	(31)	(35)	(191)
Income (loss) before indirect overhead allocations and income taxes	43	34	7	(40)	44
Overhead allocations	(10)	(10)	(5)	25	—
(Provision) benefit for income taxes	(7)	(5)	—	4	(8)
Net income (loss)	$26	$19	$2	$(11)	$36
Intersegment (expense) revenue	$(4)	$7	$6	$(9)	$—

Average balances
Loans held-for-sale	$71	$3,195	$—	$—	$3,266
Loans with government guarantees	—	455	—	—	455
Loans held-for-investment (2)	9,156	12	—	29	9,197
Total assets	9,577	4,624	56	4,181	18,438
Deposits	9,983	—	2,528	395	12,906

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Three Months Ended March 31, 2018
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$69	$31	$2	$4	$106
Net gain (loss) on loan sales	(2)	62	—	—	60
Other noninterest income	8	19	19	5	51
Total net interest income and noninterest income	75	112	21	9	217
(Provision) benefit for loan losses	(1)	—	—	1	—
Compensation and benefits	(17)	(29)	(4)	(30)	(80)
Other noninterest expense and directly allocated overhead	(26)	(41)	(16)	(10)	(93)
Total noninterest expense	(43)	(70)	(20)	(40)	(173)
Income (loss) before indirect overhead allocations and income taxes	31	42	1	(30)	44
Overhead allocations	(11)	(18)	(5)	34	—
(Provision) benefit for income taxes	(4)	(5)	—	—	(9)
Net income (loss)	$16	$19	$(4)	$4	$35
Intersegment (expense) revenue	$(1)	$—	$5	$(4)	$—

Average balances
Loans held-for-sale	$12	$4,219	$—	$—	$4,231
Loans with government guarantees	—	291	—	—	291
Loans held-for-investment (2)	7,489	6	—	29	7,524
Total assets	7,638	5,527	35	3,890	17,090
Deposits	7,739	—	1,541	91	9,371

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

Note 19 - Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

The following ASUs have been adopted which impact our significant accounting policies and/or have a significant financial impact:

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes Topic 840. The guidance requires lessees to recognize substantially all leases on their balance sheet as a right-of-use asset and a lease liability. Effective January 1, 2019, we have adopted the requirements of ASU 2016-02, Leases (Topic 842) and all related amendments. The Company has elected to apply the practical expedient of forgoing the restatement of comparative periods. In addition, we have elected the practical expedients permitted under transition guidance to not reassess leases entered into prior to adoption. As permitted under ASC 842, the Company has made an accounting policy election to exempt leases with an initial term of twelve months or less from balance sheet recognition. Instead, short-term leases will be expensed over the lease term with no impact to the balance sheet.

At March 31, 2019, our inventory of leases included various bank branches, ATM locations and retail home lending offices. Many of our leases contain options to extend or terminate early and we consider these options when evaluating the lease term to determine if they are reasonably certain to exercise based on all relevant economic and financial factors. All leases are classified as operating leases based on their terms.

The following table reflects information relating to our operating leases:

As of/For the Three Months Ended
March 31, 2019
(Dollars in millions)
Operating Leases
Right-of-use asset (1)	$20
Lease liability (1)	$20
Lease expense (2)	$3
Weighted-average remaining lease term (years)	4.2
Weighted-average discount rate	2.95%

(1)	Right-of-use asset and lease liability are recorded in premises and equipment and other liabilities, respectively, on the Consolidated Statements of Financial Condition.

(2)	Includes de-minimis amount of short-term lease expense and variable lease expense.

The following table presents our undiscounted cash flows on our operating lease liabilities as of March 31, 2019 and our minimum contractual obligations on our operating leases as of December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Within one year	$8	$9
After one year and within two years	5	6
After two years and within three years	4	4
After three years and within four years	2	2
After four years and within five years	1	1
After five years	2	3
Total (1)	$22	$25

(1)	The difference between the total undiscounted cash payments on operating leases and the lease liability is solely the effect of discounting.

We adopted the following accounting standard updates (ASU) during 2019, none of which had a material impact to our financial statements:

Standard	Description	Effective Date
ASU 2019-01	Leases (Topic 842): Codification Improvements	January 1, 2019
ASU 2018-20	Leases (Topic 842): Narrow-Scope Improvements for Lessors	January 1, 2019
ASU 2018-16	Derivatives and hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	January 1, 2019
ASU 2018-11	Leases (Topic 842): Targeted Improvements	January 1, 2019
ASU 2018-10	Codification Improvements to Topic 842, Leases	January 1, 2019
ASU 2018-07	Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	January 1, 2019
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

Our cross-functional implementation team continues to execute on its project plan and has been working with an industry leading vendor to finalize the development of our credit loss models. We expect to be capable of running a CECL parallel production process in the second half of 2019 and will be ready for the adoption of the standard in the first quarter of 2020. During the first quarter of 2019, we began to finalize our portfolio and model segmentation and we plan to prepare data for use by the models, begin model testing, and continue developing accounting internal controls around data, modeling, and CECL governance in the second quarter of 2019. We are currently evaluating the impact the adoption of the guidance will have on our Consolidated Financial Statements, and highlight that any impact will be contingent upon the underlying characteristics of the affected portfolio and macroeconomic and internal forecasts at adoption date. We do not expect any material allowance on held to maturity securities since the majority of this portfolio consists of agency-backed securities that have an immaterial risk of credit loss.

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

Note 20 - Subsequent Events

Subsequent to March 31, 2019, we became aware that one of our commercial borrowers was unexpectedly ceasing their reverse mortgage origination business. The following table presents our credit exposure to this borrower.

	March 31, 2019	May 10, 2019
	(Dollars in millions)
Amount outstanding
Collateralized C&I loan	$69	$69
Outstanding warehouse line, collateralized by agency mortgage loans	6	5
Total	$75	$74

The commercial loan is collateralized by certain interest-only GNMA securities, held by a third party custodian. A recent independent valuation conducted by us indicates that this collateral has a fair value between $35 and $40 million. While it is too early to determine the extent of the loss we may have on this loan, we plan to pursue all available sources of collection including other assets of the company, a personal guarantee and other legal remedies to minimize our credit exposure related to this loan. We will determine and record the appropriate carrying value during the second quarter of 2019.

We expect to be fully repaid on the outstanding warehouse line and no further draws on this line can be made.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of March 31, 2019, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of March 31, 2019.

(b)
Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, the Company is party to legal proceedings incidental to its business. For further information, see Note 16 - Legal Proceedings, Contingencies and Commitments.

Item 1A. Risk Factors

The Company believes that there have been no material changes to the risk factors previously disclosed in response to Item 1A. to Part I, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended March 31, 2019.

Issuer Purchases of Equity Securities

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)(2)	Maximum Number of Shares that May Yet be Purchased Under the Plan
January 1, 2019 to January 31, 2019	646	$27.52	646	—
February 1, 2019 to February 28, 2019	1,329,011	$30.85	1,329,011	291,735
March 1, 2019 to March 31, 2019	—	$—	—	291,735

(1)
On January 31, 2019, our Board of Directors announced an accelerated share repurchase ("ASR") agreement with Wells Fargo, N.A. to repurchase $50 million of the Company's common stock. The ASR program commenced on February 1, 2019. Under the terms of the ASR, the Company received a delivery of 1.3 million shares which represented 82 percent of the total number of shares repurchased pursuant to the ASR program, based on the closing price of $30.85 on January 31, 2019. The total number of shares to be repurchased will be based on the average of the Company's daily volume-weighted average stock price, less a discount, during the term of the ASR program, which is expected to be completed by the end of the second quarter of 2019.

(2)
On October 16, 2018, the Board of Directors approved the offer to repurchase common stock from beneficial owners of 99 or fewer shares of common stock, commonly referred to as an odd-lot buyback. This repurchase offer is complete and expired on January 11, 2019.

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

10.1*+
Change in Control Agreement effective January 18, 2019, by and between Flagstar Bancorp, Inc., Flagstar Bank,FSB and James K. Ciroli (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, and incorporated herein by reference).

10.2*+
Change in Control Agreement effective January 18, 2019, by and between Flagstar Bancorp, Inc., Flagstar Bank,FSB and Stephen Figliuolo (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2019, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

* Incorporated herein by reference
+ Constitutes a management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	May 10, 2019	/s/ Alessandro DiNello
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

10.1*+
Change in Control Agreement effective January 18, 2019, by and between Flagstar Bancorp, Inc., Flagstar Bank,FSB and James K. Ciroli (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, and incorporated herein by reference).

10.2*+
Change in Control Agreement effective January 18, 2019, by and between Flagstar Bancorp, Inc., Flagstar Bank,FSB and Stephen Figliuolo (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, and incorporated herein by reference).

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