Form 10-Q
period 2019-06-30
FLAGSTAR BANCORP INC
filed 2019-08-05
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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
As of August 1, 2019, 56,483,972 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
AFS	Available for Sale	HELOC	Home Equity Lines of Credit
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	HELOAN	Home Equity Loan
ALCO	Asset Liability Committee	HOLA	Home Owners Loan Act
ALLL	Allowance for Loan & Lease Losses	Home equity	Second Mortgages, HELOANs, HELOCs
AOCI	Accumulated Other Comprehensive Income (Loss)	HTM	Held to Maturity
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
Basel III	Basel Committee on Banking Supervision Third Basel Accord	LHFI	Loans Held-for-Investment
C&I	Commercial and Industrial	LHFS	Loans Held-for-Sale
CDARS	Certificates of Deposit Account Registry Service	LTV	Loan-to-Value Ratio
CET1	Common Equity Tier 1	Management	Flagstar Bancorp’s Management
CLTV	Combined Loan to Value Ratio	MBS	Mortgage-Backed Securities
Common Stock	Common Shares	MD&A	Management's Discussion and Analysis
CRE	Commercial Real Estate	MSR	Mortgage Servicing Rights
DCB	Desert Community Bank	N/A	Not Applicable
Deposit Beta	The change in the annualized cost of our deposits, compared to the change in the Federal Reserve discount rate	NYSE	New York Stock Exchange
DOJ	United States Department of Justice	OCC	Office of the Comptroller of the Currency
DOJ Liability	2012 Settlement Agreement with the Department of Justice	OCI	Other Comprehensive Income (Loss)
DTA	Deferred Tax Asset	OTTI	Other-Than-Temporary-Impairment
EVE	Economic Value of Equity	QTL	Qualified Thrift Lending
Fannie Mae	Federal National Mortgage Association	Regulatory Agencies
Board of Governors of the Federal Reserve, Office of the Comptroller of the Currency, U.S. Department of the Treasury, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, Securities and Exchange Commission

FASB	Financial Accounting Standards Board	REO	Real estate owned and other nonperforming assets, net
FDIC	Federal Deposit Insurance Corporation	RMBS	Residential Mortgage-Backed Securities
Federal Reserve	Board of Governors of the Federal Reserve System	RWA	Risk Weighted Assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured Oversight Financing Rate
FICO	Fair Isaac Corporation	TARP Preferred	Troubled Asset Relief Program Fixed Rate Cumulative Perpetual Preferred Stock, Series C
FRB	Federal Reserve Bank	TDR	Trouble Debt Restructuring
Freddie Mac	Federal Home Loan Mortgage Corporation	UPB	Unpaid Principal Balance
FTE	Full Time Equivalent Employees	U.S. Treasury	United States Department of Treasury
GAAP	United States Generally Accepted Accounting Principles	VIE	Variable Interest Entities
GNMA	Government National Mortgage Association	XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the second quarter of 2019, which should be read in conjunction with the financial statements and related notes set forth in Part I, Item 1 of this Form 10-Q and Part II, Item 8 of Flagstar Bancorp, Inc.'s 2018 Annual Report on Form 10-K for the year ended December 31, 2018.

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

Introduction

We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide commercial and consumer banking services and we are the 5th largest bank mortgage originator in the nation and the 5th largest subservicer of mortgage loans nationwide. At June 30, 2019, we had 4,147 full-time equivalent employees. Our common stock is listed on the NYSE under the symbol "FBC."

Our relationship-based business model leverages our full-service bank’s capabilities and our national mortgage platform to create and build financial solutions for our customers. At June 30, 2019, we operated 160 full-service banking branches that offer a full set of banking products to consumer, commercial, and government customers. Our banking footprint spans Michigan, Indiana, California, Wisconsin, Ohio and contiguous states.

We originate mortgages through a wholesale network of brokers and correspondents in all 50 states, our own loan officers, which includes our direct lending team, from 78 retail locations in 21 states and two call centers. We are also a leading national servicer of mortgage loans and provide complementary ancillary offerings including MSR lending, servicing advance lending and recapture services.

Recent Acquisitions

On December 1, 2018, we closed on the purchase of 52 branches from Wells Fargo located in Indiana, Michigan, Wisconsin and Ohio. In the first quarter of 2018, we closed on the purchase of the mortgage loan warehouse business from Santander Bank and completed the acquisition of eight Desert Community Bank branches located in San Bernardino County, California.

Operating Segments

Our operations are conducted through our three operating segments: Community Banking, Mortgage Originations, and Mortgage Servicing. For further information, see MD&A - Operating Segments and Note 17 - Segment Information.

Selected Financial Ratios
(Dollars in millions, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions and percentages)
Selected Mortgage Statistics:
Mortgage rate lock commitments (fallout-adjusted) (1)	$8,344	$9,011	$14,946	$16,734
Mortgage loans originated	$8,641	$9,040	$14,154	$16,926
Mortgage loans sold and securitized	$8,838	$9,260	$14,008	$16,506
Selected Ratios:
Interest rate spread (2)	2.57%	2.58%	2.63%	2.56%
Net interest margin	3.08%	2.86%	3.08%	2.81%
Return on average assets	1.22%	1.12%	1.01%	0.97%
Return on average common equity	14.58%	13.45%	11.94%	11.73%
Return on average tangible common equity (3)	17.14%	14.38%	14.33%	12.32%
Common equity-to-assets ratio (average for the period)	8.35%	8.29%	8.46%	8.28%
Efficiency ratio	69.8%	74.4%	74.8%	76.9%
Effective tax provision rate	18.9%	20.4%	18.7%	20.2%
Average Balances:
Average interest-earning assets	$17,759	$15,993	$17,030	$15,675
Average interest-paying liabilities	$12,898	$13,164	$12,702	$13,069
Average stockholders' equity	$1,668	$1,475	$1,626	$1,445

	June 30, 2019	December 31, 2018	June 30, 2018
	(In millions, except per share data and percentages)
Selected Statistics:
Book value per common share	$29.31	$27.19	$25.61
Tangible book value per share (4)	$26.16	$23.90	$24.37
Number of common shares outstanding	56,483,937	57,749,464	57,598,406
Common equity-to-assets ratio	8.19%	8.47%	8.14%
Tangible common equity to assets ratio (4)	7.31%	7.45%	7.74%
Capitalized value of mortgage servicing rights	1.23%	1.35%	1.34%
Bancorp Tier 1 leverage (to adjusted avg. total assets)	7.86%	8.29%	8.65%
Bank Tier 1 leverage (to adjusted avg. total assets)	8.32%	8.67%	9.04%
Number of bank branches	160	160	107
Number of FTE employees	4,147	3,938	3,682

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

(3)	Excludes goodwill, intangible assets and the associated amortization, net of tax. See Non-GAAP Financial Measures for further information.

(4)
Excludes goodwill and intangibles of $178 million, $190 million, and $71 million at June 30, 2019, December 31, 2018, and June 30, 2018, respectively. See Non-GAAP Financial Measures for further information.

Overview

We earned net income of $97 million, or $1.69 per diluted share, for the six months ended June 30, 2019, up $12 million, or $0.24 per diluted share, compared to the six months ended June 30, 2018. The increase was primarily due to higher net interest income and noninterest income, partially offset by higher noninterest expense and provision for loan loss.

The Community Banking segment added high-quality loans to the balance sheet with broad-based growth in all loan portfolios. Average loans-held-for-investment increased $2.0 billion for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The growth was fueled by higher yielding commercial loans which increased $1.2 billion. The growth in earning assets was supported by the low cost deposits acquired through our 2018 banking acquisitions which drove a $2.0 billion increase in average total retail deposits. The increase in earning assets, along with a 27 basis point expansion in net interest margin, reflecting higher yielding loans and low-cost deposits, drove up net interest income 20 percent, accounting for 49 percent of total revenue for the six months ended June 30, 2019.

We continued to build the Mortgage Servicing segment as the number of loans serviced or subserviced increased by 81 percent over the last 12 months, ending the second quarter of 2019 at 983,000 accounts. The Mortgage Servicing segment continues to provide consistent noninterest fee income, along with custodial deposits, which increased $1.5 billion for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These custodial deposits have helped support our loan growth.

The Mortgage Origination segment produced solid results for the six months ended June 30, 2019. The results reflect pricing discipline and a focus on optimizing volume and expanding margin. Gain on sale revenue was $124 million for the six months ended June 30, 2019, relatively flat compared to the same period in 2018, despite $1.8 billion fewer fallout-adjusted locks. This was accomplished through an 18 basis point increase in margin resulting from a shift in channel mix toward higher margin channels, including leveraging our retail channel.

Earnings Performance Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in millions, except per share data)
Net interest income	$138	$115	$23	$264	$221	$43
Provision (benefit) for loan losses	17	(1)	18	17	(1)	18
Total noninterest income	168	123	45	277	234	43
Total noninterest expense	214	177	37	405	350	55
Provision for income taxes	14	12	2	22	21	1
Net income	$61	$50	$11	$97	$85	$12
Income per share
Basic	$1.08	$0.86	$0.22	$1.71	$1.47	$0.24
Diluted	$1.06	$0.85	$0.21	$1.69	$1.45	$0.24

Net Interest Income

The following tables present details on our net interest margin and net interest income on a consolidated basis:

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$3,539	$40	4.55%	$4,170	$47	4.50%
Loans held-for-investment
Residential first mortgage	3,146	28	3.61%	2,875	25	3.53%
Home equity	814	11	5.54%	679	8	5.05%
Other	518	9	6.78%	57	1	5.39%
Total consumer loans	4,478	48	4.33%	3,611	34	3.85%
Commercial real estate	2,394	35	5.65%	2,017	26	5.09%
Commercial and industrial	1,744	23	5.26%	1,257	17	5.30%
Warehouse lending	1,997	27	5.21%	1,495	19	5.03%
Total commercial loans	6,135	85	5.40%	4,769	62	5.13%
Total loans held-for-investment (1)	10,613	133	4.95%	8,380	96	4.58%
Loans with government guarantees	502	4	2.94%	280	2	3.66%
Investment securities	2,907	20	2.75%	3,049	21	2.72%
Interest-earning deposits	198	1	2.23%	114	1	1.72%
Total interest-earning assets	17,759	198	4.42%	15,993	167	4.17%
Other assets	2,207			1,791
Total assets	$19,966			$17,784
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,323	$3	0.84%	$704	$1	0.60%
Savings deposits	3,191	9	1.16%	3,412	8	0.86%
Money market deposits	745	1	0.32%	247	—	0.54%
Certificates of deposit	2,611	15	2.34%	2,006	8	1.63%
Total retail deposits	7,870	28	1.42%	6,369	17	1.06%
Government deposits
Demand deposits	265	1	0.64%	243	—	0.47%
Savings deposits	559	3	1.79%	488	2	1.26%
Certificates of deposit	304	1	1.74%	380	1	1.35%
Total government deposits	1,128	5	1.51%	1,111	3	1.12%
Wholesale deposits and other	417	2	2.35%	264	1	1.96%
Total interest-bearing deposits	9,415	35	1.47%	7,744	21	1.10%
Short-term Federal Home Loan Bank advances and other borrowings	2,633	17	2.53%	3,646	17	1.85%
Long-term Federal Home Loan Bank advances	354	1	1.72%	1,280	7	2.25%
Other long-term debt	496	7	5.77%	494	7	5.60%
Total interest-bearing liabilities	12,898	60	1.85%	13,164	52	1.58%
Noninterest-bearing deposits
Retail deposits and other	1,275			1,067
Custodial deposits (2)	3,469			1,603
Total Noninterest-bearing deposits	4,744			2,670
Other liabilities	656			475
Stockholders’ equity	1,668			1,475
Total liabilities and stockholders' equity	$19,966			$17,784
Net interest income		$138			$115
Interest rate spread (3)			2.57%			2.58%
Net interest margin (4)			3.08%			2.86%
Ratio of average interest-earning assets to interest-bearing liabilities			137.7%			121.5%

(1)	Includes nonaccrual loans. For further information on nonaccrual loans, see Note 4 - Loans Held-for-Investment.

(2)	Approximately 80 percent includes custodial deposits from loans subserviced which pay interest that is recognized as an offset in net loan administration income.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$3,403	$79	4.63%	$4,201	$90	4.31%
Loans held-for-investment
Residential first mortgage	3,095	56	3.63%	2,824	49	3.47%
Home equity	780	22	5.58%	674	17	5.13%
Other	438	15	6.91%	42	1	5.12%
Total consumer loans	4,313	93	4.32%	3,540	67	3.80%
Commercial real estate	2,322	66	5.66%	1,986	50	4.98%
Commercial and industrial	1,669	45	5.32%	1,237	33	5.25%
Warehouse lending	1,589	42	5.30%	1,173	30	5.07%
Total commercial loans	5,580	153	5.46%	4,396	113	5.08%
Total loans held-for-investment (1)	9,893	246	4.96%	7,936	180	4.51%
Loans with government guarantees	478	7	2.95%	285	5	3.69%
Investment securities	3,081	44	2.83%	3,140	43	2.71%
Interest-earning deposits	175	2	2.47%	113	1	1.69%
Total interest-earning assets	17,030	378	4.43%	15,675	319	4.06%
Other assets	2,176			1,764
Total assets	$19,206			$17,439
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,271	$5	0.76%	$626	$1	0.46%
Savings deposits	3,140	17	1.06%	3,451	14	0.83%
Money market deposits	762	1	0.30%	226	1	0.49%
Certificates of deposit	2,550	28	2.24%	1,814	14	1.55%
Total retail deposits	7,723	51	1.32%	6,117	30	0.99%
Government deposits
Demand deposits	285	1	0.64%	242	1	0.51%
Savings deposits	563	5	1.77%	485	3	1.18%
Certificates of deposit	301	3	1.83%	391	2	1.27%
Total government deposits	1,149	9	1.51%	1,118	6	1.07%
Wholesale deposits and other	402	4	2.30%	217	2	1.94%
Total interest-bearing deposits	9,274	64	1.39%	7,452	38	1.03%
Short-term Federal Home Loan Bank advances and other borrowings	2,679	34	2.53%	3,838	32	1.68%
Long-term Federal Home Loan Bank advances	254	2	1.67%	1,285	14	2.17%
Other long-term debt	495	14	5.84%	494	14	5.49%
Total interest-bearing liabilities	12,702	114	1.80%	13,069	98	1.50%
Noninterest-bearing deposits
Retail deposits and other	1,258			914
Custodial deposits (2)	3,004			1,529
Total Noninterest-bearing deposits	4,262			2,443
Other liabilities	616			482
Stockholders’ equity	1,626			1,445
Total liabilities and stockholders' equity	$19,206			$17,439
Net interest income		$264			$221
Interest rate spread (3)			2.63%			2.56%
Net interest margin (4)			3.08%			2.81%
Ratio of average interest-earning assets to interest-bearing liabilities			134.1%			119.9%

(1)	Includes nonaccrual loans. For further information on nonaccrual loans, see Note 4 - Loans Held-for-Investment.

(2)	Approximately 80 percent includes custodial deposits from loans subserviced which pay interest that is recognized as an offset in net loan administration income.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30,
	2019 Versus 2018 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$—	$(7)	$(7)
Loans held-for-investment
Residential first mortgage	1	2	3
Home equity	1	2	3
Other	2	6	8
Total consumer loans	4	10	14
Commercial real estate	4	5	9
Commercial and industrial	—	6	6
Warehouse lending	1	7	8
Total commercial loans	5	18	23
Total loans held-for-investment	9	28	37
Loans with government guarantees	—	2	2
Investment securities	—	(1)	(1)
Total interest-earning assets	$9	$22	$31
Interest-Bearing Liabilities
Interest-bearing deposits	$10	$4	$14
Short-term Federal Home Loan Bank advances and other borrowings	4	(4)	—
Long-term Federal Home Loan Bank advances	(1)	(5)	(6)
Total interest-bearing liabilities	13	(5)	8
Change in net interest income	$(4)	$27	$23

	Six Months Ended June 30,
	2019 Versus 2018 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$6	$(17)	$(11)
Loans held-for-investment
Residential first mortgage	2	5	7
Home equity	2	3	5
Other	4	10	14
Total consumer loans	8	18	26
Commercial real estate	8	8	16
Commercial and industrial	1	11	12
Warehouse lending	2	10	12
Total commercial loans	11	29	40
Total loans held-for-investment	19	47	66
Loans with government guarantees	(2)	4	2
Investment securities	2	(1)	1
Interest-earning deposits and other	1	—	1
Total interest-earning assets	$26	$33	$59
Interest-Bearing Liabilities
Interest-bearing deposits	$18	$8	$26
Short-term Federal Home Loan Bank advances and other borrowings	11	(9)	2
Long-term Federal Home Loan Bank advances	(1)	(11)	(12)
Other long-term debt	1	(1)	—
Total interest-bearing liabilities	29	(13)	16
Change in net interest income	$(3)	$46	$43

Comparison to Prior Year Quarter

Net interest income increased $23 million, or 20 percent, for the three months ended June 30, 2019, compared to the same period in 2018. The increase was primarily driven by growth in average interest earning assets led by continued growth in the loans held-for-investment portfolio along with $1.9 billion growth in noninterest bearing custodial deposits which resulted in lower FHLB advances.

•
Net interest margin expanded 22 basis points to 3.08 percent, as compared to 2.86 percent, primarily due to growth in our commercial loan portfolio partially offset by higher average rates on deposits. Loans held-for-investment saw a 37 basis point increase in average yield, primarily due to higher yields on consumer loans, driven by increases in rates during 2018. In comparison, our deposit costs, which include interest bearing and non-interest bearing deposits, increased 18 basis points, benefiting from low-cost deposits acquired in our 2018 branch acquisitions. Excluding the acquired deposits, our deposit costs increased 24 basis points representing a deposit beta of 48 percent. As a result, our net interest margin benefited as our loan yields increased quicker than our deposit costs in a rising rate environment. Additionally, net interest margin benefited from a $1.9 billion decrease in FHLB advances, which were significantly reduced with proceeds from the Wells Fargo branch acquisition and significant growth in our servicing business.

•
Average interest-earning assets increased $1.8 billion primarily due to growth in LHFI average balances partially offset by a decrease in LHFS average balances. Average commercial loans increased $1.4 billion with broad-based growth across the CRE and C&I loan portfolios. Average warehouse loans increased due to actions we took to leverage the lines we acquired in the warehouse acquisition in early 2018 while also experiencing higher volume driven by a lower interest rate environment and improved mortgage market. Our consumer loan portfolio increased $867 million, as we continued to grow our high quality non-auto indirect portfolio as well as HELOC and first mortgage loans. The LHFS portfolio decreased $631 million primarily due managing the held for sale portfolio to lower balances to facilitate higher yielding asset growth.

•
Average interest-bearing liabilities decreased $266 million. This was primarily due to a $1.9 billion reduction in FHLB advances which were replaced by a $1.7 billion increase in average interest-bearing deposits primarily led by the deposits acquired from our 2018 branch acquisitions. Our non-interest bearing liabilities increased $2.1 billion, primarily driven by higher custodial deposits to support asset growth.

Comparison to Prior Year to Date

Net interest income increased $43 million, or 19.5%, for the six months ended June 30, 2019, compared to the same period in 2018. The increase was primarily driven by growth in average interest earning assets led by continued growth in the loans held-for-investment portfolio supported by $1.9 billion growth in noninterest bearing custodial deposits which resulted in lower FHLB advances.

•
Net interest margin expanded 27 basis points to 3.08 percent, as compared to 2.81 percent, primarily due to growth in our higher yielding commercial loan portfolio and a reduction in funding costs driven by growth in noninterest bearing deposits and custodial balances. Our deposit costs, which include interest bearing and non-interest bearing deposits, increased 17 basis points, benefiting from low-cost deposits acquired from our 2018 branch acquisitions. Excluding the acquired deposits, our deposit costs increased 27 basis points representing a deposit beta of 54 percent. As a result, our net interest margin benefited as our loan yields increased quicker than our deposit costs in a rising rate environment.

•
Average interest-earning assets increased $1.4 billion primarily due to broad based growth in the commercial loan portfolio of $1.2 billion driven by the warehouse lending acquisition and growth in our consumer loan portfolio of $0.8 billion primarily driven by growth in our high quality non-auto indirect lending business partially offset by a decrease in average LHFS balances of $798 million primarily due to managing the held for sale portfolio to lower balances to facilitate higher yielding asset growth and lower originations.

•
Average interest-bearing liabilities decreased $367 million. This was primarily due to a $2.2 billion reduction in FHLB advances, partially offset by a $1.8 billion increase in average interest-bearing deposits, primarily led by deposits acquired from the Wells Fargo and DCB branch acquisitions in 2018. To support asset growth, our noninterest bearing liabilities increased $1.8 billion, driven by higher custodial and noninterest bearing deposits.

Provision for Loan Losses

The provision for loan losses was $17 million for both the three and six months ended June 30, 2019, compared to a benefit of $1 million for both the three and six months ended June 30, 2018. The increase in provision is primarily due to a $30 million partial loan charge-off resulting from a commercial borrower unexpectedly ceasing operations under unusual circumstances and $4 million of net charge-offs primarily on unsecured consumer loans. This was partially offset by a $9 million benefit from the payoff of substandard commercial loans and an $8 million reduction in ALLL due to reduced inherent risk in the consumer portfolio as evidenced by a sustained period of low charge-offs and delinquencies.

For further information on the provision for loan losses see MD&A - Credit Quality.

Noninterest Income

The following tables provide information on our noninterest income along with other mortgage metrics:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in millions)
Net gain on loan sales	$75	$63	$12	$124	$123	$1
Loan fees and charges	24	24	—	41	44	(3)
Net return on mortgage servicing rights	5	9	(4)	11	13	(2)
Loan administration income	6	5	1	17	10	7
Deposit fees and charges	10	5	5	18	10	8
Other noninterest income	48	17	31	66	34	32
Total noninterest income	$168	$123	$45	$277	$234	$43

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)	$8,344	$9,011	$(667)	$14,946	$16,734	$(1,788)
Net margin on mortgage rate lock commitments (fallout-adjusted) (1)(2)	0.89%	0.71%	0.18%	0.82%	0.74%	0.08%
Mortgage loans sold and securitized	$8,838	$9,260	$(422)	$14,008	$16,506	$(2,498)

(1)
Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by estimates of the percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and impact of changes in interest rates.

(2)
Gain on sale margin is based on net gain on loan sales (excludes net gain on loan sales of $2 million from loans transferred from LHFI during the six months ended June 30, 2019) to fallout-adjusted mortgage rate lock commitments.

Comparison to Prior Year Quarter

Noninterest income increased $45 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to the following:

•
Other noninterest income increased $31 million, primarily due to the DOJ Liability fair value adjustment of $25 million. This reduced the liability to $35 million at June 30, 2019 based on changes in the probability of potential ways we might be required to begin making DOJ Liability payments and our estimates of the likelihood of these outcomes. Our assessment of these outcomes reflect a reduced likelihood, and longer timing, for potential future payments. The remaining increase is primarily due to a $7 million gain on sales of available for sale securities.

•
Net gain on loan sales increased $12 million, primarily due to a 12 basis point improvement in gain on sale margin resulting from a focus on optimizing volume and expanding margin in the current quarter, in addition to $645 million higher fallout-adjust locks.

•	Deposit fees and charges increased $5 million, driven by growth in our customer and deposit base as a result of our 2018 branch acquisitions.

•
Loan administration income increased $1 million, primarily due to higher subservicing income driven by a 390,000 increase in the number of loans subserviced, partially offset by higher fees paid on custodial deposits which increased significantly driven by the increase from a higher level of loan prepayments underlying our servicing portfolio.

•
Net return on MSRs, including the impact of hedges was 6 percent which represented a decrease of $4 million compared to the prior period, primarily due to higher prepayments driven by the lower rate environment experienced in the second quarter of 2019.

Comparison to Prior Year to Date

Noninterest income increased $43 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to the following:

•
Other noninterest income increased $32 million primarily due to the DOJ Liability fair value adjustment of $25 million. This reduced the liability to $35 million at June 30, 2019 based on changes in the probability of potential ways we might be required to begin making DOJ Liability payments and our estimates of the likelihood of these outcomes. Our assessment of these outcomes reflect a reduced likelihood, and longer timing, for potential future payments. The remaining increase is primarily due to a $7 million gain on sale of available for sale securities.

•	Deposit fees and charges increased $8 million, driven by growth in our customer and deposit base as a result of our 2018 branch acquisitions.

•
Loan administration income increased $7 million, primarily due to growth in the average number of subserviced loans by 477,054, partially offset by, an increase in refinancing activity driving higher custodial deposit fees.

•	Loan fees and charges decreased $3 million, primarily due to lower mortgage originations.

•	Net return on MSRs, including the impact of hedges, decreased $2 million, primarily due to higher prepayments as long-term rates have declined in 2019.

Noninterest Expense

The following table sets forth the components of our noninterest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in millions)
Compensation and benefits	$90	$80	$10	$177	$160	$17
Occupancy and equipment	40	30	10	78	60	18
Commissions	25	25	—	38	43	(5)
Loan processing expense	21	15	6	38	29	9
Legal and professional expense	6	6	—	12	12	—
Federal insurance premiums	5	6	(1)	9	12	(3)
Intangible asset amortization	4	1	3	8	1	7
Other noninterest expense	23	14	9	45	33	12
Total noninterest expense	$214	$177	$37	$405	$350	$55
Efficiency ratio	69.8%	74.4%	(4.6)%	74.8%	76.9%	(2.1)%
Average number of FTE	4,095	3,664	431	4,026	3,641	385

Noninterest expense increased $37 million and $55 million, respectively, for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018. The increase was primarily driven by growth in our community banking business as a result of our 2018 banking acquisitions. Compared to the second quarter of 2018, retail demand deposits increased 66 percent, our depreciable asset base also grew with the addition of 52 branches, and the number of loans we service or subservice has grown by 440,000 loans, or 81 percent. To support this growth, enhancements and improvements were made to our information technology platforms over the past year, resulting in higher amortization. The following provides further information related to the increase in noninterest expense:

Comparison to Prior Year Quarter

•	Compensation and benefits increased $10 million, or 13 percent, primarily due to higher average FTE driven by our December 2018 banking acquisition and to support growth in our servicing business.

•	Occupancy and equipment and other noninterest expense increased $10 million and $9 million, respectively, primarily driven by growth in our banking and servicing businesses, as discussed above.

•	Loan processing expense increased $6 million, primarily due to higher subservicing expenses resulting from growth in our subservicing business.

•	Intangible asset amortization increased $3 million, due to intangible assets associated with our December 2018 acquisition.

Comparison to Prior Year to Date

•
Compensation and benefits increased $17 million, or 11 percent, primarily due to higher average FTE driven by our 2018 banking acquisitions and mortgage-related expenses due to higher levels of production and a shift in mix towards the retail channel.

•	Occupancy and equipment and other noninterest expense increased $18 million and $12 million, respectively, primarily driven by growth in our banking and servicing businesses, as discussed above.

•	Loan processing expense increased $9 million, primarily due to higher subservicing expenses resulting from growth in our subservicing business.

•	Intangible asset amortization increased $7 million, due to intangible assets associated with our 2018 acquisitions.

Provision for Income Taxes

Our provision for income taxes for the three and six months ended June 30, 2019 was $14 million and $22 million, respectively, compared to a provision of $12 million and $21 million for the three and six months ended June 30, 2018, respectively.

Our effective tax rate for the three and six months ended June 30, 2019 was 18.9 percent and 18.7 percent, respectively, compared to 20.4 percent and 20.2 percent for the three and six months ended June 30, 2018, respectively. Our effective tax rate differs from the combined federal and state statutory tax rate primarily due to non-taxable bank owned life insurance and other tax-exempt earnings, partially offset by nondeductible expenses.

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

For detail on each segment's objectives, strategies, and priorities, please read this section in conjunction with Note 17 - Segment Information.

Community Banking

Our Community Banking segment services commercial, governmental and consumer customers in our banking footprint which spans throughout Michigan, Indiana, California, Wisconsin, Ohio and contiguous states. We also serve home builders, correspondents, and commercial customers on a national basis. The Community Banking segment originates and purchases loans, while also providing deposit and fee based services to consumer, business, and mortgage lending customers.

Our commercial customers operate in a diversified range of industries including financial, insurance, service, manufacturing, and distribution. We offer financial products to these customers for use in their normal business operations, as well as providing financing of working capital, capital investments, and equipment. Additionally, our commercial real estate business supports income producing real estate and home builders. The Community Banking segment also offers warehouse lines of credit to non-bank mortgage lenders.

Our Community Banking segment has seen continued growth, both organically and through strategic acquisitions. In the last 12 months, our commercial and consumer loan portfolios have grown 34 percent and 26 percent to $6.9 billion and $4.7 billion, respectively. Average deposits for the six months ended June 30, 2019 have increased to $10.1 billion, compared to $8.1 billion for the same period in 2018. The DCB and Wells Fargo branch acquisitions in 2018 expanded our banking footprint and added $2.2 billion in average deposits to the Community Banking segment for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

	Three Months Ended June 30,			Six Months Ended June 30,
Community Banking	2019	2018	Change	2019	2018	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$108	$78	$30	$211	$147	$64
(Provision) benefit for loan losses	(16)	—	(16)	(17)	(1)	(16)
Net interest income after (provision) benefit for loan losses	92	78	14	194	146	48
Net (loss) on loan sales	(9)	(5)	(4)	(15)	(7)	(8)
Other noninterest income	15	9	6	27	17	10
Total noninterest income	6	4	2	12	10	2
Compensation and benefits	(24)	(18)	(6)	(48)	(35)	(13)
Other noninterest expense and directly allocated overhead	(46)	(27)	(19)	(87)	(53)	(34)
Total noninterest expense	(70)	(45)	(25)	(135)	(88)	(47)
Income before indirect overhead allocations and income taxes	28	37	(9)	71	68	3
Indirect overhead allocations	(10)	(9)	(1)	(20)	(20)	—
(Provision) benefit for income taxes	(4)	(7)	3	(11)	(11)	—
Net income	$14	$21	$(7)	$40	$37	$3
Key Metrics
Efficiency Ratio	61.0%	54.2%	6.8%	61.0%	55.9%	5.1%
Return on average assets	0.5%	1.0%	(0.5)%	0.8%	0.9%	(0.1)%
Average number of FTE employees	1,336	862	474	1,322	830	492

Comparison to Prior Year Quarter

The Community Banking segment reported net income of $14 million for the three months ended June 30, 2019, compared to $21 million for the three months ended June 30, 2018. The decrease in net income was primarily due to $30 million growth in net interest income attributed to organic growth in both our commercial and consumer portfolios, enhanced by our 2018 banking acquisitions and $6 million higher noninterest income attributable to deposit fee income, more than offset by $25 million higher noninterest expense as a result of our recent banking acquisitions to support growth and a $16 million increase in provision for loan loss primarily due to a $30 million partial charge-off partially offset by the payoff of substandard loans.

Comparison to Prior Year to Date

The Community Banking segment reported net income of $40 million for the six months ended June 30, 2019, compared to $37 million for the six months ended June 30, 2018. The increase in net income was primarily due to $64 million growth in net interest income attributed to organic growth in both our commercial and consumer loan portfolios, enhanced by our 2018 banking acquisitions. In addition, noninterest income increased, attributable to deposit fees from our expanded branch network. Provision for loan losses increased $16 million due to a partial commercial loan charge-off in the quarter ended June 30, 2019. To support our investments relating to organic growth, acquisitions, and the diversification of our product offerings, our operating costs increased $47 million.

Mortgage Originations

We are a leading national originator of residential first mortgages, our Mortgage Origination segment utilizes multiple distribution channels to originate or acquire one-to-four family residential mortgage loans on a national scale, primarily to sell, or in some instances, to hold in our LHFI portfolio in the Community Banking segment. We originate certain mortgage loans, including jumbo and non-conforming loans, for our LHFI portfolio which generate interest income in the Community Banking segment. The Community Banking segment purchases these loans from the Mortgage Origination segment which results in the recognition of a gain on loan sales by the Mortgage Origination segment and a loss on loan sales in the Community Banking segment.

	Three Months Ended June 30,			Six Months Ended June 30,
Mortgage Originations	2019	2018	Change	2019	2018	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$23	$33	$(10)	$46	$64	$(18)
(Provision) benefit for loan losses	(1)	(1)	—	(1)	(1)	—
Net interest income after (provision) benefit for loan losses	22	32	(10)	45	63	(18)
Net gain on loan sales	84	68	16	139	130	9
Other noninterest income	19	27	(8)	35	46	(11)
Total noninterest income	103	95	8	174	176	(2)
Compensation and benefits	(28)	(28)	—	(52)	(57)	5
Other noninterest expense and directly allocated overhead	(53)	(47)	(6)	(89)	(88)	(1)
Total noninterest expense	(81)	(75)	(6)	(141)	(145)	4
Income before indirect overhead allocations and income taxes	44	52	(8)	78	94	(16)
Indirect overhead allocation	(10)	(17)	7	(20)	(35)	15
(Provision) benefit for income taxes	(7)	(7)	—	(12)	(12)	—
Net income	$27	$28	$(1)	$46	$47	$(1)
Key Metrics
Mortgage rate lock commitments (fallout-adjusted) (1)	$8,344	$9,011	$(667)	$14,946	$16,734	$(1,788)
Efficiency Ratio	64.0%	59.3%	4.7%	64.0%	60.5%	3.5%
Return on average assets	2.2%	2.1%	0.1%	1.9%	1.7%	0.2%
Average number of FTE employees	1,360	1,608	(248)	1,323	1,630	(307)

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.

Comparison to Prior Year Quarter

The Mortgage Originations segment reported net income of $27 million for the three months ended June 30, 2019 and $28 million for the three months ended June 30, 2018. Net gain on loan sales increased $16 million driven by an 18 basis point higher margin resulting from a shift in channel mix toward higher margin retail channels, partially offset by a $10 million decrease in net interest income primarily due to a decrease of $631 million in average LHFS balances and a $5 million decrease in net return on MSRs primarily due to increased runoff resulting from lower interest rates.

Comparison to Prior Year to Date

The Mortgage Originations segment reported net income of $46 million for the six months ended June 30, 2019, compared to $47 million for the six months ended June 30, 2018. Net interest income decreased $18 million primarily due to a decrease of $798 million in average LHFS balances. Other noninterest income decreased $11 million primarily driven by 2.8 billion lower mortgage origination volume. The decreases were partially offset by a $9 million increase in net gain on loan sales resulting from higher net gain on loan sale margins driven by increased retail channel mix. In addition, compensation and benefits declined $5 million and other noninterest expense decreased $4 million primarily due to lower average FTEs and lower mortgage volume related expenses.

Mortgage Servicing

The Mortgage Servicing segment services loans when we hold the MSR asset, and subservices mortgage loans for others through a scalable servicing platform on a fee for service basis. We may also collect ancillary fees and earn income through the use of noninterest-bearing escrows. The loans we service generate custodial deposits which provide a stable funding source which supports interest-earning asset generation in the Community Bank and Mortgage Origination segments. Custodial deposits arise due to our servicing or subservicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. For certain subservice agreements, these deposits require us to credit the MSR owner interest against subservicing income. This cost is a component of net loan administration income. Revenue for serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the delinquency status of the underlying loans. These revenues are partially offset by interest paid on custodial deposits to the MSR owner based primarily on LIBOR. The Mortgage Servicing segment also services loans for our LHFI portfolio in the Community Banking segment and our own MSR portfolio in the Mortgage Originations segment for which it earns intersegment revenue on a fee per loan basis.

	Three Months Ended June 30,			Six Months Ended June 30,
Mortgage Servicing	2019	2018	Change	2019	2018	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$3	$1	$2	$6	$3	$3
Total noninterest income	38	22	16	73	41	32
Compensation and benefits	(6)	(5)	(1)	(12)	(9)	(3)
Other noninterest expense and directly allocated overhead	(24)	(15)	(9)	(49)	(31)	(18)
Total noninterest expense	(30)	(20)	(10)	(61)	(40)	(21)
Income before indirect overhead allocations and income taxes	11	3	8	18	4	14
Indirect overhead allocations	(4)	(5)	1	(9)	(10)	1
(Provision) benefit for income taxes	(2)	2	(4)	(2)	2	(4)
Net income (loss)	$5	$—	$5	$7	$(4)	$11
Key Metrics
Average number of loans serviced and subserviced	972,254	495,191	477,063	916,967	477,054	439,913
Efficiency Ratio	73.0%	84.4%	(11.4)%	77.0%	89.6%	(12.6)%
Return on average assets	44.7%	(13.0)%	57.7%	27.6%	(29.2)%	56.8%
Average number of FTE employees	289	218	71	280	213	67

The following table presents loans serviced and the number of accounts associated with those loans.

	June 30, 2019		December 31, 2018		June 30, 2018
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$170,139	816,743	$146,040	705,149	$93,761	424,331
Serviced for others	25,774	106,334	21,592	88,434	19,249	78,898
Serviced for own loan portfolio (3)	7,264	59,873	7,438	57,401	7,387	39,385
Total loans serviced	$203,177	982,950	$175,070	850,984	$120,397	542,614

(1)	UPB, net of write downs, does not include premiums or discounts.

(2)	Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs. Includes repossessed assets.

(3)	Includes LHFI (residential first mortgage, home equity and other consumer), LHFS (residential first mortgage), loans with government guarantees (residential first mortgage), and repossessed assets.

Comparison to Prior Year Quarter

The Mortgage Servicing segment reported net income of $5 million for the three months ended June 30, 2019, compared to net loss of less than a $1 million for the three months ended June 30, 2018. The $5 million increase in net income was primarily due to an increase of loans serviced or sub-serviced by 477,063 or 96 percent, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The overall increase in loan servicing was driven by an increase of $16 million in noninterest income, partially offset by higher noninterest expense as a result of growth in the number of loans serviced. Loan administration income growth in the current period was impacted by higher fees on custodial deposits. This increased during the current period due to the higher volume of loans sub-serviced and the lower interest rate environment which increased refinance activity and drove higher principal and interest escrow balances.

Comparison to Prior Year to Date

The Mortgage Servicing segment reported net income of $7 million for the six months ended June 30, 2019, compared to a net loss of $4 million for the six months ended June 30, 2018. The $11 million improvement in net income was primarily due to growth in our subservicing business, which increased by 439,913 loans or 92 percent, during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The overall increase in loan servicing drove higher noninterest income, including a $30 million increase in loan administration income, partially offset by a $21 million increase in noninterest expense related to higher fees on custodial deposits. This increased during the current period due to the higher volume of loans sub-serviced and the lower interest rate environment which increased refinance activity and drove higher principal and interest escrow balances.

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

	Three Months Ended June 30,			Six Months Ended June 30,
Other	2019	2018	Change	2019	2018	Change
	(Dollars in millions)
Summary of Operations
Net interest income (1)	$4	$3	$1	$1	$7	$(6)
(Provision) benefit for loan losses	—	2	(2)	1	3	(2)
Net interest income (expense) after (provision) benefit for loan losses	4	5	(1)	2	10	(8)
Noninterest income (1)	21	2	19	18	7	11
Compensation and benefits	(32)	(29)	(3)	(65)	(59)	(6)
Other noninterest expense and directly allocated overhead (1)	(1)	(8)	7	(3)	(18)	15
Total noninterest expense	(33)	(37)	4	(68)	(77)	9
Income (loss) before indirect overhead allocations and income taxes	(8)	(30)	22	(48)	(60)	12
Indirect overhead allocations	24	31	(7)	49	65	(16)
(Provision) benefit for income taxes	(1)	—	(1)	3	—	3
Net income	$15	$1	$14	$4	$5	$(1)
Key Metrics
Average number of FTE employees	1,110	976	134	1,101	968	133

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

Comparison to Prior Year Quarter

The Other segment reported net income of $15 million, for the three months ended June 30, 2019, compared to net income of $1 million for the three months ended June 30, 2018. The $14 million increase was primarily driven by the $25 million benefit from the DOJ Liability fair value adjustment, partially offset by an increase in compensation and benefits driven by a 12 percent increase in average FTE.

Comparison to Prior Year to Date

The Other segment reported net income of $4 million for the six months ended June 30, 2019, compared to $5 million for the six months ended June 30, 2018. The decrease in net income was primarily due to a reduction in net interest income resulting from higher short-term interest rates driving an increase in intersegment funding rates and an increase in compensation and benefits driven by a 14 percent increase in average FTE, partially offset by the $25 million benefit from the DOJ Liability fair value adjustment.

Risk Management

Certain risks are inherent in our business and include, but are not limited to, credit, regulatory compliance, legal, reputation, liquidity, market, operational, and strategic. We continuously invest in our risk management activities which are focused on ensuring we properly identify, measure and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. We hold capital to protect us from unexpected loss arising from these risks.

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

We maintain credit limits in compliance with regulatory requirements. Under the Home Owners Loan Act (HOLA), the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 and Tier 2 capital plus any portion of the allowance for loan losses not included in the Tier 2 capital. This limit was $251.8 million as of June 30, 2019. We maintain a more conservative maximum internal Bank credit limit than required by HOLA of $100 million to any one borrower/obligor relationship, with the exception of warehouse borrower/obligor relationships which have a higher internal Bank limit of $125 million as all advances are fully collateralized by residential mortgage loans. We have a tracking and reporting process to monitor lending concentration levels and all credit exposures to a single borrower that exceed $50 million must be approved by the Board of Directors.

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

We have built our consumer loan portfolio by adding high quality first mortgage loans to our balance sheet making up 68.4 percent of our total consumer loan portfolio at June 30, 2019. We have also grown our home equity loans and lines of credit as well as our other consumer loan portfolio, led by our non-auto indirect lending business, which makes up 70.8% of the 'other consumer' loan portfolio. The consumer loan portfolio has been built on strong underwriting criteria and within concentration limits intended to diversify our risk profile.

Loans held-for-investment

The following table summarizes loans held-for-investment by category:

	June 30, 2019	December 31, 2018	Change
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,241	$2,999	$242
Home equity (1)	922	731	191
Other	576	314	262
Total consumer loans	4,739	4,044	695
Commercial loans
Commercial real estate	2,463	2,152	311
Commercial and industrial	1,821	1,433	388
Warehouse lending	2,632	1,459	1,173
Total commercial loans	6,916	5,044	1,872
Total loans held-for-investment	$11,655	$9,088	$2,567

(1)	Includes second mortgages, HELOCs and HELOANs.

We continue to strengthen our Community Banking segment by growing interest earning assets. Our commercial loan portfolio has grown $1.9 billion, or 37 percent, from December 31, 2018 to June 30, 2019, led by growth in our warehouse lending portfolio. In addition, our consumer loan portfolio has increased $695 million, or 17 percent, from December 31, 2018 to June 30, 2019, led by a $262 million increase in other consumer loans, primarily due to growth in our non-auto indirect lending business, and a $242 million increase in residential first mortgage loans.

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

The following table presents our total residential first mortgage LHFI by major category:

	June 30, 2019	December 31, 2018
	(Dollars in millions)
Estimated LTVs (1)
Less than 80% and refreshed FICO scores (2):
Equal to or greater than 660	$2,519	$2,462
Less than 660	54	54
80% and greater and refreshed FICO scores (2):
Equal to or greater than 660	609	448
Less than 660	50	29
U.S. government guaranteed	9	6
Total	$3,241	$2,999
Geographic region
California	$1,314	$1,238
Michigan	378	314
Texas	210	193
Washington	210	195
Florida	204	195
Illinois	104	103
Colorado	78	72
Arizona	76	72
New York	68	73
Maryland	54	57
Others	545	487
Total	$3,241	$2,999

(1)	LTVs reflect loan balance at the date reported, as a percentage of property values as appraised at loan origination.

(2)	FICO scores are updated at least on a quarterly basis or more frequently, if available.

The following table presents our total residential first mortgage LHFI as of June 30, 2019, by year of origination:

	2019	2018	2017	2016	2015 and Prior	Total
	(Dollars in millions)
Residential first mortgage loans	$573	$569	$658	$526	$915	$3,241
Percent of total	17.7%	17.6%	20.3%	16.2%	28.2%	100.0%

Home equity. Our home equity portfolio includes HELOANs, second mortgage loans, and HELOCs. These loans require full documentation and are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs and HELOCs is capped at 43 percent and 45 percent, respectively. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 660. Second mortgage loans and HELOANs are fixed rate loans and are available with terms up to 20 years. HELOC loans are variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. At June 30, 2019, HELOCs and HELOANs in a first lien position totaled $129 million.

Other consumer loans. Our other consumer loan portfolio consists of secured and unsecured loans originated through our indirect lending business, third party originations and our Community Bank. The following table presents our other consumer loan portfolio by purchase type.

	June 30, 2019		December 31, 2018
	(Dollars in millions)
Indirect Lending	$408	70.8%	$153	48.7%
Point of Sale	51	8.9%	28	8.9%
Other	117	20.3%	133	42.4%
Total other consumer loans	$576	100%	$314	100%

At June 30, 2019, other consumer loans increased to $576 million compared to $314 million at December 31, 2018. The increase is primarily due to growth in our high quality non-auto indirect lending business, driven by our established relationships with dealers for the origination of boat and recreational vehicle consumer loans, combined with the purchase of a $51 million UPB of non-auto loans during the six months ended June 30, 2019. Point of sale loans include loans originated in conjunction with third-party financial technology companies.

Commercial real estate loans. The commercial real estate portfolio contains loans collateralized by diversified property types which are primarily income producing in the normal course of business. The majority of our retail exposure is to neighborhood strip centers and single tenant locations, which include drug stores. Generally, the maximum LTV is 80 percent, or 85 percent for owner-occupied real estate, and the minimum debt service coverage is 1.20 to 1.35 times. At June 30, 2019, our average LTV and average debt service coverage for our CRE portfolio was 52 percent and 2.38 times, respectively. Our CRE loans primarily earn interest at a variable rate.

We have established a national home builder finance program and at June 30, 2019, our commercial portfolio contained $1.8 billion in commitments with $801 million in outstanding loans. The majority of these loans are collateralized and included in our CRE portfolio while the remaining loans are unsecured and included in our C&I portfolio.

The following table presents our total CRE LHFI by collateral location and collateral type:

	MI	TX	CA	CO	FL	Other (1)	Total	% by collateral type
	(Dollars in millions)
June 30, 2019
Home Builder	$1	$183	$87	$131	$96	$126	$624	25.3%
Owner Occupied	283	4	25	—	5	59	376	15.4%
Retail (2)	197	1	6	4	—	116	324	13.2%
Multi family	123	55	5	23	25	75	306	12.4%
Office	175	18	16	—	3	50	262	10.6%
Hotel/motel	99	17	18	—	—	42	176	7.1%
Senior Living facility	37	26	—	—	—	72	135	5.5%
Industrial	46	2	10	2	4	24	88	3.6%
Parking garage/Lot	24	—	—	—	—	19	43	1.7%
Land - Residential	4	—	13	—	10	5	32	1.3%
Single family residence	27	—	—	—	—	2	29	1.2%
Shopping Mall	4	—	13	—	—	—	17	0.7%
Non Profit	1	—	2	1	4	3	11	0.4%
All Other (3)	8	3	2	—	2	25	40	1.6%
Total	$1,029	$309	$197	$161	$149	$618	$2,463	100.0%
Percent by state	41.9%	12.5%	8.0%	6.5%	6.0%	25.1%	100.0%

(1)	Includes $23 million of loans to individual borrowers for which collateral is spread over multiple states which may or may not include the top 5.

(2)	Includes multipurpose retail space, neighborhood centers, strip centers and single-use retail space.

(3)	All other primarily includes: mini-storage facilities, data centers, movie theater, etc.

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

The following table presents our total C&I LHFI by borrower's geographic location and industry type as defined by North American Industry Classification System (NAICS):

	MI	CA	OH	WI	IN	TX	FL	CT	Other	Total	% by industry

June 30, 2019
Financial & Insurance	$26	$3	$16	$28	$15	$51	$60	$6	$199	404	22.1%
Services	146	44	3	—	10	30	2	43	123	401	22.0%
Manufacturing	152	5	42	8	1	13	—	—	90	311	17.1%
Home Builder Finance	—	30	9	—	—	89	5	—	40	173	9.5%
Distribution	143	11	2	—	2	—	—	—	14	172	9.4%
Rental & Leasing	65	—	10	—	1	—	—	—	38	114	6.3%
Healthcare	2	13	—	18	1	9	1	—	59	103	5.7%
Government & Education	32	4	—	—	22	—	—	22	—	80	4.4%
Servicing Advances	—	—	—	—	—	—	40	—	14	54	3.0%
Commodities	4	—	—	—	1	—	—	—	4	9	0.5%
Total	$570	$110	$82	$54	$53	$192	$108	$71	$581	$1,821	100.0%
Percent by state	31.3%	6.0%	4.5%	3.0%	2.9%	10.5%	5.9%	3.9%	32.0%	100.0%

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

Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at June 30, 2019 was $4.2 billion, of which $2.6 billion was outstanding, compared to $3.8 billion at December 31, 2018, of which $1.5 billion was outstanding.

Credit Quality

Trends in certain credit quality characteristics in our loan portfolios remain strong and are a result of our focus on effectively managing credit risk through our careful underwriting standards and processes. The credit quality of our loan portfolios is demonstrated by low delinquency levels, minimal consumer charge-offs and low levels of nonperforming loans. During the second quarter we recognized a $30 million partial charge-off related to a borrower that unexpectedly ceased operations. This charge-off was primarily based on our valuation of the interest-only GNMA securities collateralized by the loan, held by a third party custodial. As of June 30, 2019, this loan is classified as a non-performing substandard commercial loan within our LHFI portfolio. We expect to take possession of the collateral during the third quarter of 2019.

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

Nonperforming assets

The following table sets forth our nonperforming assets:

	June 30, 2019	December 31, 2018
	(Dollars in millions)
LHFI
Consumer loans
Residential first mortgage	$13	$11
Home equity	1	1
Other Consumer	1	—
Commercial
Commercial and industrial (1)	37	—
Total nonperforming LHFI	52	12
TDRs
Consumer loans
Residential first mortgage	9	8
Home equity	2	2
Total nonperforming TDRs	11	10
Total nonperforming LHFI and TDRs (2)	63	22
Real estate and other nonperforming assets, net	9	7
LHFS	15	10
Total nonperforming assets	$87	$39
Nonperforming assets to total assets (3)	0.36%	0.16%
Nonperforming LHFI and TDRs to LHFI	0.54%	0.24%
Nonperforming assets to LHFI and repossessed assets (3)	0.62%	0.32%

(1)	Reflects $37 million collateral dependent commercial loan at June 30, 2019.

(2)	Includes less than 90 day past due performing loans placed on nonaccrual. Interest is not being accrued on these loans.

(3)	Ratio excludes LHFS, which are recorded at fair value.

The following table sets forth activity related to our nonperforming LHFI and TDRs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Beginning balance	$24	$29	$22	$29
Additions (1)	73	4	78	8
Reductions
Principal payments	(1)	(2)	(2)	(4)
Charge-offs	(32)	(1)	(33)	(1)
Returned to performing status	—	(2)	—	(3)
Transfers to REO	(1)	(1)	(2)	(2)
Total nonperforming LHFI and TDRs (2)	$63	$27	$63	$27

(1)	Reflects $37 million collateral dependent commercial loan at June 30, 2019.

(2)	Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

During the six months ended June 30, 2019 and June 30, 2018, we did not have any sales of nonperforming loans.

Delinquencies

The following table sets forth our 30-89 days past due performing LHFI:

	June 30, 2019	December 31, 2018
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$5	$6
Home equity	—	1
Other	2	—
Total consumer loans	7	7
Commercial loans
Commercial real estate	1	—
Total commercial loans	1	—
Total performing loans past due 30-89 days	$8	$7

Early stage delinquencies decreased slightly at June 30, 2019, as loans 30 to 89 days past due were $8 million, or 0.07 percent of total LHFI, compared to $7 million, or 0.08 percent of total LHFI, at December 31, 2018. For further information, see Note 4 - Loans Held-for-Investment.

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

The following table sets forth a summary of TDRs by performing status:

	June 30, 2019	December 31, 2018
	(Dollars in millions)
Performing TDRs
Consumer Loans
Residential first mortgage	$21	$22
Home equity	20	22
Commercial Loans
Total performing TDRs	41	44
Nonperforming TDRs
Nonperforming TDRs	4	3
Nonperforming TDRs, performing for less than six months	7	7
Total nonperforming TDRs	11	10
Total TDRs	$52	$54
ALLL on consumer TDR loans	$9	$10

At June 30, 2019 our total TDR loans decreased $2 million compared to December 31, 2018 primarily due to principal payments and payoffs out-pacing new additions. Of our total TDR loans, 79 percent and 82 percent were in performing status at June 30, 2019 and December 31, 2018, respectively. For further information, see Note 4 - Loans Held-for-Investment.

Allowance for Loan Losses

The ALLL represents management's estimate of probable losses that are inherent in our LHFI portfolio but which have not yet been realized. For further information, see Note 4 - Loans Held-for-Investment.

The ALLL was $110 million at June 30, 2019, compared to $128 million at December 31, 2018. The ALLL as a percentage of LHFI was 0.9 percent at June 30, 2019 compared to 1.4 percent at December 31, 2018. The $17 million decrease in the ALLL balance was driven by a $9 million reduction due to the payoff of substandard loans, reducing the balance of the non-specifically identified Commercial loans classified as substandard. The remaining $8 million reduction was due to lower historical loss rates and our judgment related primarily to risk inherent in our consumer loan portfolio evidenced by continued low charge-offs and low levels of delinquency. The decline in ALLL as a percentage of LHFI is also reflective of strong loan growth in our high credit quality warehouse portfolio and our sustained period of low delinquencies and charge-offs outside of the $30 million partial charge-off experienced in the second quarter of 2019 related to a borrower that unexpectedly ceased operations under unusual circumstances.

The following table sets forth certain information regarding the allocation of our ALLL to each loan category:

	June 30, 2019
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Allowance as a Percent of Loan Portfolio
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,234	27.8%	$26	0.8%
Home Equity	919	7.9%	16	1.7%
Other	576	4.9%	5	0.9%
Total consumer loans	4,729	40.6%	47	1.0%
Commercial loans
Commercial real estate	2,463	21.2%	35	1.4%
Commercial and industrial	1,821	15.6%	23	1.3%
Warehouse lending	2,632	22.6%	5	0.2%
Total commercial loans	6,916	59.4%	63	0.9%
Total consumer and commercial loans (1)	$11,645	100.0%	$110	0.9%

(1)	Excludes loans carried under the fair value option.

The following table presents changes in ALLL:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Beginning balance	$127	$139	$128	$140
Provision (benefit) for loan losses	17	(1)	17	(1)
Charge-offs
Consumer loans
Residential first mortgage	(1)	—	(2)	(1)
Home equity	—	(1)	—	(2)
Other consumer	(3)	(1)	(4)	(1)
Commercial loans
Commercial and industrial	(31)	—	(31)	—
Total charge offs	(35)	(2)	(37)	(4)
Recoveries
Consumer loans
Home equity	—	1	1	2
Other consumer	1	—	1	—
Total recoveries	1	1	2	2
Charge-offs, net of recoveries	(34)	(1)	(35)	(2)
Ending balance	$110	$137	$110	$137
Net charge-off to LHFI ratio (annualized) (1)	1.29%	0.02%	0.71%	0.04%

(1)	Excludes loans carried at fair value.

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

Net interest income sensitivity

Management uses a simulation model to analyze the sensitivity of net interest income to changes in interest rates across various interest rate scenarios which demonstrates the level of interest rate risk inherent in the existing balance sheet. The analysis holds the current balance sheet values constant and does not take into account management intervention. In addition, we assume certain correlation rates, often referred to as a “deposit beta,” for interest-bearing deposits, wherein the rates paid to customers change relative to changes in benchmark interest rates. The effect on net interest income over a 12 month time horizon due to hypothetical changes in market interest rates is presented in the table below. In this interest rate shock simulation, as of the periods presented, interest rates have been adjusted by instantaneous parallel changes rather than in a ramp simulation which applies interest rate changes over time. All rates, short-term and long-term, are changed by the same amount (e.g. plus or minus 200 basis points) resulting in the shape of the yield curve remaining unchanged. For the scenarios simulated, our established Board policy limit on the change in net interest income is 15 percent. At June 30, 2019 and December 31, 2018, the results of the simulation were within the Board policy limits.

June 30, 2019
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$623	$53	9.3%
Constant	$570	$—	—%
(200)	$512	$(58)	(10.2)%
December 31, 2018
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
200	$503	$25	5.2%
Constant	$478	$—	—%
(200)	$449	$(29)	(6.1)%

In the net interest income simulations, our balance sheet exhibits slight asset sensitivity. When interest rates rise our net interest income increases. Conversely, when interest rates fall our net interest income decreases. At June 30, 2019, the $92 million increase in the net interest income in the constant scenario as compared to that at December 31, 2018 was primarily driven by the growth in our interest earning assets.

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

Economic value of equity

Management also utilizes Economic Value of Equity (EVE), a point in time analysis of the economic value of our current balance sheet position, which measures interest rate risk over a longer term. The EVE calculation represents a hypothetical valuation of equity, and is defined as the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The assessment of both the short-term earnings (Net Interest Income Sensitivity) and long-term valuation (EVE) approaches, rather than Net Interest Income Sensitivity alone provide a more comprehensive analysis of interest rate risk exposure.

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

June 30, 2019					December 31, 2018
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change	Policy Limits
(Dollars in millions)
300	$2,728	13.6%	$62	2.3%	300	$1,617	8.8%	$(223)	(12.1)%	22.5%
200	$2,761	13.7%	$95	3.6%	200	$1,720	9.4%	$(120)	(6.5)%	15.0%
100	$2,744	13.7%	$78	2.9%	100	$1,794	9.8%	$(46)	(2.5)%	7.5%
Current	$2,666	13.3%	$—	—%	Current	$1,840	10.0%	$—	—%	—%
(100)	$2,553	12.7%	$(113)	(4.2)%	(100)	$1,849	10.1%	$9	0.5%	7.5%

Our balance sheet exhibits liability sensitivity in a rising interest rate scenario. The decrease in EVE is the result of the amount of liabilities that would be expected to reprice exceeding the amount of assets repriced in the +200 scenario. At June 30, 2019 and December 31, 2018, for each scenario shown, the percentage change in our EVE is within our Board policy limits.

Derivative financial instruments

As a part of our risk management strategy, we use derivative financial instruments to minimize fluctuation in earnings caused by market risk. We use forward sales commitments to hedge our unclosed mortgage origination pipeline and funded mortgage LHFS. All of our derivatives and mortgage loan production originated for sale are accounted for at fair market value. Changes to our unclosed mortgage origination pipeline are based on changes in fair value of the underlying loan, which is impacted most significantly by changes in interest rates and changes in the probability that the loan will not fund within the terms of the commitment, referred to as a fallout factor or, inversely, a pull-through rate. Market risk on interest rate lock commitments and mortgage LHFS is managed using corresponding forward sale commitments. The adequacy of these hedging strategies, and the ability to fully or partially hedge market risk, rely on various assumptions or projections, including a fallout factor, which is based on a statistical analysis of our actual rate lock fallout history. For further information, see Note 8 - Derivative Financial Instruments and Note 16 - Fair Value Measurements.

Mortgage Servicing Rights (MSRs)

Our MSRs are sensitive to interest rate volatility and are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve. We utilize derivatives, including interest rate swaps and swaptions, as part of our overall hedging strategy to manage the impact of changes in the fair value of the MSRs, however these risk management strategies do not completely eliminate repricing risk. Our hedging strategies rely on assumptions and projections regarding assets and general market factors, many of which are outside of our control. For further information, see Note 7 - Mortgage Servicing Rights, Note 8 - Derivative Financial Instruments and Note 16 - Fair Value Measurements.

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

Parent Company Liquidity

The Company currently obtains its liquidity primarily from dividends from the Bank. The primary uses of the Company's liquidity are debt service, dividend payments and operating expenses, which include compensation and benefits, legal and professional expense and general administrative expenses. At June 30, 2019, the Company held $194 million of cash at the Bank, or 4.4 years of future cash outflows, dividend payments and debt service coverage when excluding the redemption of $250 million of senior notes which mature on July 15, 2021.

The OCC and FRB regulate all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. A subsidiary of a savings and loan holding company, such as the Bank, is required to file a notice with the FRB or application with the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies as an eligible association under the OCC rules and regulations, the institution would not be at least adequately capitalized following the distribution or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. Additional restrictions on dividends apply if the Bank fails the QTL test. As of June 30, 2019, the bank is in compliance with the QTL test. In addition, as a subsidiary of a savings and loan holding company, a 30-day notice from the Bank must be provided to the FRB prior to declaring or paying dividends to the holding company. At June 30, 2019 the Bank is able to pay dividends without regulatory approval up to approximately $238 million.

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

Further, other sources of liquidity include our LHFS portfolio and unencumbered investment securities. We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, RMBS, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. In addition, we have the ability to sell unencumbered investment securities or use them as collateral. At June 30, 2019, we had $228 million available in unencumbered investment securities.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our LHFI portfolio is primarily funded with stable core deposits whereas our warehouse loans and LHFS may be funded with FHLB borrowings and custodial deposits. Warehouse loans are typically more liquid than other loan assets, as loans are paid within a short amount of time, when the lender sells the loan to an outside investor or, in some instances, to the Bank. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's HFI loan-to-deposit ratio was 73 percent as of the six months ended June 30, 2019. Excluding warehouse loans, which have draws that typically pay off within a few weeks, and custodial deposits, which represent mortgage escrow accounts on deposit with the Bank, the HFI loan-to-deposit ratio was 79 percent as of the six months ended June 30, 2019.

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

The following table presents primary sources of funding as of the dates indicated:

Liquidity Table

	June 30, 2019	December 31, 2018	Change
	(Dollars in millions)
Deposits
Retail deposits	$9,098	$8,854	$244
Government deposits	1,131	1,202	(71)
Wholesale deposits	646	583	63
Custodial deposits	3,541	1,741	1,800
Total deposits	$14,416	$12,380	$2,036
Borrowed Funds
Federal Home Loan Bank advances and other short-term debt	$3,050	$3,394	$(344)
Other long-term debt	495	495	—
Total borrowed funds	$3,545	$3,889	$(344)

The following table presents certain liquidity sources and borrowing capacity as of the dates indicated:

	June 30, 2019	December 31, 2018	Change
	(Dollars in millions)
Federal Home Loan Bank advances
Outstanding Advances	$3,030	$3,143	$(113)
Line of credit	—	—	—
Total used borrowing capacity	$3,030	$3,143	$(113)
Borrowing capacity
Line of credit available	$30	$30	$—
Collateralized borrowing capacity	3,346	2,810	536
Total unused borrowing capacity	$3,376	$2,840	$536
FRB discount window
Collateralized borrowing capacity	$203	$409	$(206)
Unencumbered investment securities
Agency - Commercial	$57	$737	$(680)
Agency - Residential	86	475	(389)
Municipal obligations	27	28	(1)
Corporate debt obligations	57	41	16
Other	1	1	—
Total unencumbered investment securities	$228	$1,282	$(1,054)
Deposits

The following table presents a composition of our deposits:

	June 30, 2019		December 31, 2018
	Balance	% of Deposits	Balance	% of Deposits	Change
	(Dollars in millions)
Retail deposits
Branch retail deposits
Demand deposit accounts	$1,271	8.8%	$1,297	10.5%	$(26)
Savings accounts	2,869	19.9%	2,812	22.7%	57
Money market demand accounts	551	3.8%	628	5.1%	(77)
Certificates of deposit/CDARS (1)	2,612	18.1%	2,387	19.3%	225
Total branch retail deposits	7,303	50.7%	7,124	57.6%	179
Commercial deposits (2)
Demand deposit accounts	1,264	8.8%	1,243	10.0%	21
Savings accounts	356	2.5%	314	2.5%	42
Money market demand accounts	175	1.2%	173	1.4%	2
Total commercial retail deposits	1,795	12.5%	1,730	13.9%	65
Total retail deposits	$9,098	63.1%	$8,854	71.5%	$244
Government deposits
Demand deposit accounts	$292	2.0%	$326	2.6%	$(34)
Savings accounts	536	3.7%	567	4.6%	(31)
Certificates of deposit/CDARS (1)	303	2.1%	309	2.5%	(6)
Total government deposits	1,131	7.8%	1,202	9.7%	(71)
Wholesale deposits	646	4.5%	583	4.7%	63
Custodial deposits (3)	3,541	24.5%	1,741	14.1%	1,800
Total deposits (4)	$14,416	100.0%	$12,380	100.0%	$2,036

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.0 billion and $1.9 billion at June 30, 2019 and December 31, 2018, respectively.

(2)	Contains deposits from commercial and business banking customers.

(3)	Represents investor custodial accounts and escrows controlled by us in connection with loans serviced or subserviced for others that have been placed on deposit with the Bank.

(4)	Total exposure related to uninsured deposits over $250,000 was approximately $3.0 billion and $2.8 billion at June 30, 2019 and December 31, 2018, respectively.

Total deposits increased $2.0 billion, or 16 percent at June 30, 2019 compared to December 31, 2018, driven by growth in our servicing business which resulted in a $1.8 billion increase in custodial deposits.

We utilize local governmental agencies and other public units as an additional source for deposit funding. We are not required to hold collateral against our government deposits from Michigan government entities as they are covered by the Michigan Business and Growth Fund. At June 30, 2019, we were required to hold collateral for our government deposits in California that were in excess of $250,000. In Indiana, Wisconsin and Ohio, we may be required to hold collateral against our government deposits based on a variety of factors including, but not limited to, the size of individual deposits and external bank ratings. At June 30, 2019, collateral held on government deposits in these states were de minimis. Government deposit accounts include $303 million of certificates of deposit with maturities typically less than one year and $828 million in checking and savings accounts at June 30, 2019.

Custodial deposits arise due to our servicing or subservicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. For certain subservice agreements, these deposits require us to credit the MSR owner interest against subservicing income. This cost is a component of net loan administration income.

We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks and customers may receive FDIC insurance up to $50 million. This program helps the Bank secure larger deposits and attract and retain customers. At June 30, 2019, we had $160 million of total CDs enrolled in the CDARS program, a decrease of $17 million from December 31, 2018.

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

We are currently authorized through a resolution of our Board of Directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, home equity lines of credit, and commercial real estate loans. As of June 30, 2019, our Board of Directors authorized and approved a line of credit with the FHLB of up to $10.0 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At June 30, 2019, we had $3.0 billion of advances outstanding and an additional $3.4 billion of collateralized borrowing capacity available at the FHLB.

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

At June 30, 2019, we pledged collateral, which included commercial loans, municipal bonds, and agency bonds, to the FRB of Chicago amounting to $217 million with a lendable value of $203 million. At December 31, 2018, we pledged collateral to the FRB of Chicago amounting to $448 million with a lendable value of $409 million.

Debt

As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock ("trust preferred securities"). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At June 30, 2019, we are current on all interest payments. Additionally, we previously issued $250 million of senior debt (“Senior Notes”) which mature on July 15, 2021. For further information, see Note 9 - Borrowings.

Operational Risk

Operational risk is the risk of loss due to human error, inadequate or failed internal systems and controls, violations of, or noncompliance with, laws, rules and regulations, prescribed practices, or ethical standards, and external influences such as market conditions, fraudulent activities, disasters, and security risks. We continuously strive to adapt our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operational risk.

We evaluate internal systems, processes, and controls to mitigate loss from cyber-attacks and, to date, have not experienced any material losses. The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational and fraud losses, and enhance our overall performance.

Loans with government guarantees

Substantially all of our loans with government guarantees continue to be insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. In the event of a government guaranteed loan borrower default, the Bank has a unilateral option to repurchase loans sold to GNMA that are 90 days past due and recover losses through a claims process from the insurer. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes delinquent, which is not paid by the FHA until claimed. Additionally, if the Bank cures the loan, it can be re-sold to GNMA. If not, the Bank can begin the process of collecting the government guarantee by filing a claim in accordance with established guidelines. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk.

In both the three and six months ended June 30, 2019, we had less than $1 million in net charge-offs related to loans with government guarantees and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages. These additional expenses or charges arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss in excess of all, or part of, the guarantee.

Our loans with government guarantees portfolio totaled $507 million at June 30, 2019, as compared to $392 million at December 31, 2018. The increase is primarily due to holding more Ginnie Mae mortgage servicing rights as new repurchases are out-pacing loans transferred to LHFS.

For further information, see Note 5 - Loans with Government Guarantees.

Representation and warranty reserve

When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac). An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Financial Condition, which was $5 million at June 30, 2019, as compared to $7 million at December 31, 2018.

Regulatory Risk

Department of Justice Settlement Agreement

On February 24, 2012, the Bank entered into a Settlement Agreement with the DOJ under which we agreed to make future payments totaling $118 million in annual increments of up to $25 million upon meeting all of the following conditions which are evaluated quarterly and include: (a) the reversal of the DTA valuation allowance, which occurred at the end of 2013; (b) the repayment of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "TARP Preferred"), which occurred in July 2016; and (c) the Bank having a Tier 1 Leverage Capital Ratio of 11 percent or greater as filed in the Call Report with the OCC. At June 30, 2019, the Company had a Tier 1 Leverage Capital Ratio of 8.32 percent.

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

Consistent with most mid-size banks, we expect our Tier 1 Leverage Capital Ratio to be impacted by (a) future dividends from the Bank to Bancorp and (b) continued growth in earning assets at the Bank which could have an impact on the timing of expected cash flows under the Settlement Agreement due to the combination.

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

The Settlement Agreement meets the definition of a financial instrument for which we elected the fair value option. We consider the assumptions a market participant would make to transfer the liability and evaluate the potential ways we might satisfy the Settlement Agreement and our estimates of the likelihood of these outcomes, which may change over time. The fair value of the liability is subject to significant uncertainty and is impacted by forecasted estimates of the timing of potential payments, which are impacted by estimates of equity, earnings, timing and amount of dividends and growth of the balance sheet and their related impacts on forecasted Tier 1 Leverage Capital Ratio, the likelihood of the Bank or Bancorp being a party to a business combination resulting in terms which would require payments to commence, or any other means by which a payment could be made. For further information on the fair value of the liability, see Note 16 - Fair Value Measurements.

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

The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines reached by Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Tier 1 leverage was 7.86 percent at June 30, 2019 providing a 396 basis point stress buffer above the minimum level needed to be considered “well-capitalized.” Additionally, total risk-based capital to RWA was 11.51 percent at June 30, 2019 providing a 151 basis point stress buffer above the minimum level needed to be considered "well-capitalized".

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

Regulatory Capital Simplification

The Bank and Flagstar have been subject to the capital requirements of the Basel III rules since January 1, 2015. On July 9, 2019, the agencies issued the Final Capital Simplification Rule (the New Rule) which simplifies certain requirements in the agencies’ current regulatory capital rules. Effective for periods after April 1, 2020, the New Rule increases CET1 capital threshold deductions from 10 percent to 25 percent for MSRs, temporary difference DTA and investments in the capital of unconsolidated financial institutions. Further, the New Rule eliminates the aggregate 15 percent CET1 deduction threshold for MSRs, temporary difference DTAs and investments in the capital of unconsolidated financial institutions. We are currently managing our capital in anticipation of the effective date of the rule.

For the period presented, the following table sets forth our capital ratios under the current rules and capital simplification rules, as well as our excess capital over well-capitalized minimums under both rules.

Flagstar Bancorp	Actual		Well-Capitalized Under Prompt Corrective Action Provisions		Under Capital Simplification		Excess Capital Over Well-Capitalized Minimum (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Current Rule	Capital Simplification Rules
	(Dollars in millions)
June 30, 2019
Tier 1 leverage capital (to adjusted avg. total assets)	$1,561	7.86%	$994	5.0%	$1,702	8.59%	$567	$712
Common equity Tier 1 capital (to RWA)	1,321	9.08%	946	6.5%	1,462	9.62%	375	474
Tier 1 capital (to RWA)	1,561	10.73%	1,164	8.0%	1,702	11.20%	397	486
Total capital (to RWA)	1,674	11.51%	1,455	10.0%	1,815	11.94%	226	295

(1)
Excess capital is the difference between the actual capital ratios under either the current rule or the proposed capital simplification rules and the well-capitalized minimum ratio, multiplied by the relevant asset base.

As presented in the table above, our constraining capital ratio is our total capital to risk weighted assets at 11.51 percent. It would take a $226 million after-tax loss, with the balance sheet remaining constant, for our total risk-based capital ratio to fall below the level considered to be "well-capitalized" under the current rule and an after-tax loss of $295 million, under the New Rule.

     As of June 30, 2019, we had $316 million in MSRs, $38 million in DTAs arising from temporary differences and no material investments in unconsolidated financial institutions or minority interest which drive differences between our current capital ratios and what would be reported under the New Rule. For additional information on our capital requirements, see Note 14 - Regulatory Capital.

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

Tangible book value per share, tangible common equity to assets ratio, and return on average tangible common equity. The Company believes that tangible book value per share, tangible common equity to assets ratio, and return on average tangible common equity provide a meaningful representation of its operating performance on an ongoing basis. Management uses these measures to assess performance of the Company against its peers and evaluate overall performance. The Company believes these non-GAAP financial measures provide useful information for investors, securities analysts and others because it provides a tool to evaluate the Company’s performance on an ongoing basis and compared to its peers.

The following table provides a reconciliation of non-GAAP financial measures.

	June 30, 2019	December 31, 2018	June 30, 2018
	(Dollars in millions)
Total stockholders' equity	$1,656	$1,570	$1,475
Less: Goodwill and intangible assets	178	190	71
Tangible book value	$1,478	$1,380	$1,404

Number of common shares outstanding	56,483,937	57,749,464	57,598,406
Tangible book value per share	$26.16	$23.90	$24.37

Total assets	$20,206	$18,531	$18,130
Tangible common equity to assets ratio	7.31%	7.45%	7.74%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions, except share data)
Net income	$61	$50	$97	$85
Plus: Intangible asset amortization (after-tax)	4	1	8	1
Tangible net income	65	51	105	86

Total average equity	$1,668	$1,475	$1,626	$1,445
Less: Average goodwill and intangible assets	180	71	184	54
Total average tangible equity	1,488	1,404	1,442	1,391

Return on average common equity	14.58%	13.45%	11.94%	11.73%
Return on average tangible common equity	17.14%	14.38%	14.33%	12.32%

Critical Accounting Estimates

Various elements of our accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions are critical to an understanding of our Consolidated Financial Statements and the Notes, are described in Item 1. These policies relate to: (a) the determination of our ALLL and (b) fair value measurements. We believe the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements and the Notes are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements and the Notes to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition. For further information on our critical accounting policies, please refer to our Form 10-K for the year ended December 31, 2018, which is available on our website, flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

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

Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash	$268	$260
Interest-earning deposits	51	148
Total cash and cash equivalents	319	408
Investment securities available-for-sale	1,718	2,142
Investment securities held-to-maturity	661	703
Loans held-for-sale ($3,317 and $3,732 measured at fair value, respectively)	3,345	3,869
Loans held-for-investment ($9 and $10 measured at fair value, respectively)	11,655	9,088
Loans with government guarantees	507	392
Less: allowance for loan losses	(110)	(128)
Total loans held-for-investment and loans with government guarantees, net	12,052	9,352
Mortgage servicing rights	316	290
Net deferred tax asset	71	103
Federal Home Loan Bank stock	303	303
Premises and equipment, net	415	390
Goodwill and intangible assets	178	190
Other assets	828	781
Total assets	$20,206	$18,531
Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$4,784	$2,989
Interest-bearing deposits	9,632	9,391
Total deposits	14,416	12,380
Short-term Federal Home Loan Bank advances and other	2,550	3,244
Long-term Federal Home Loan Bank advances	500	150
Other long-term debt	495	495
Other liabilities ($35 and $60 measured at fair value, respectively)	589	692
Total liabilities	18,550	16,961
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 and 80,000,000 shares authorized; 56,483,937 and 57,749,464 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,477	1,522
Accumulated other comprehensive (loss) income	(8)	(47)
Retained earnings	186	94
Total stockholders’ equity	1,656	1,570
Total liabilities and stockholders’ equity	$20,206	$18,531

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Interest Income
Loans	$177	$145	$332	$275
Investment securities	20	21	44	43
Interest-earning deposits and other	1	1	2	1
Total interest income	198	167	378	319
Interest Expense
Deposits	35	21	64	38
Short-term Federal Home Loan Bank advances and other	17	17	34	32
Long-term Federal Home Loan Bank advances	1	7	2	14
Other long-term debt	7	7	14	14
Total interest expense	60	52	114	98
Net interest income	138	115	264	221
Provision (benefit) for loan losses	17	(1)	17	(1)
Net interest income after provision (benefit) for loan losses	121	116	247	222
Noninterest Income
Net gain on loan sales	75	63	124	123
Loan fees and charges	24	24	41	44
Net return on mortgage servicing rights	5	9	11	13
Loan administration income	6	5	17	10
Deposit fees and charges	10	5	18	10
Other noninterest income	48	17	66	34
Total noninterest income	168	123	277	234
Noninterest Expense
Compensation and benefits	90	80	177	160
Occupancy and equipment	40	30	78	60
Commissions	25	25	38	43
Loan processing expense	21	15	38	29
Legal and professional expense	6	6	12	12
Federal insurance premiums	5	6	9	12
Intangible asset amortization	4	1	8	1
Other noninterest expense	23	14	45	33
Total noninterest expense	214	177	405	350
Income before income taxes	75	62	119	106
Provision for income taxes	14	12	22	21
Net income	$61	$50	$97	$85
Net income per share
Basic	$1.08	$0.86	$1.71	$1.47
Diluted	$1.06	$0.85	$1.69	$1.45
Weighted average shares outstanding
Basic	56,446,077	57,491,714	56,670,690	57,424,557
Diluted	57,061,822	58,258,577	57,322,513	58,286,327

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Net income	$61	$50	$97	$85
Other comprehensive income (loss), net of tax
Investment securities	23	(9)	39	(38)
Derivatives and hedging activities	—	7	—	22
Other comprehensive income (loss), net of tax	23	(2)	39	(16)
Comprehensive income	$84	$48	$136	$69

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2018	57,749,464	$1	$1,522	$(47)	$94	$1,570
(Unaudited)
Net income	—	—	—	—	36	36
Total other comprehensive income	—	—	—	16	—	16
Shares issued from Employee Stock Purchase Plan	32,878	—	—	—	—	—
Stock-based compensation	27,401	—	4	—	—	4
Dividends declared and paid @ .04/share	—	—	—	—	(2)	(2)
Repurchase of shares (1)	(1,329,657)	—	(50)	—	—	(50)
Balance at March 31, 2019	56,480,086	$1	$1,476	$(31)	$128	$1,574
(Unaudited)
Net income	—	$—	$—	$—	$61	$61
Total other comprehensive income	—	—	—	23	—	23
Shares issued from Employee Stock Purchase Plan	26,785	—	—	—	—	—
Stock-based compensation	164,926	—	1	—	—	1
Dividends declared and paid @ .04/share (1)	188	—	—	—	(3)	(3)
Repurchase of shares (2)	(188,048)	—	—	—	—	—
Balance at June 30, 2019	56,483,937	$1	$1,477	$(8)	$186	$1,656

(1)	Includes dividend reinvestment shares.

(2)	For further information, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2017	57,321,228	$1	$1,512	$(16)	$(98)	$1,399
(Unaudited)
Net income	—	—	—	—	35	35
Total other comprehensive income (loss)	—	—	—	(9)	—	(9)
Shares issued from Employee Stock Purchase Plan	36,195	—	—	—	—	—
Reclassification of certain income tax effects (1)	—	—	—	(5)	5	—
Stock-based compensation	42,570	—	2	—	—	2
Balance at March 30, 2018	57,399,993	$1	$1,514	$(30)	$(58)	$1,427
(Unaudited)
Net income	—	$—	$—	$—	$50	$50
Total other comprehensive income (loss)	—	—	—	(2)	—	(2)
Shares issued from Employee Stock Purchase Plan	28,748	—	—	—	—	—
Stock-based compensation	169,665	—	—	—	—	—
Balance at June 30, 2018	57,598,406	$1	$1,514	$(32)	$(8)	$1,475

(1)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to the adoption of ASU 2018-02.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Condensed Consolidated Statements of Cash Flows (In millions)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Operating Activities
Net cash used in operating activities	$(10,040)	$(11,849)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	$10,778	$11,794
Collection of principal on investment securities AFS	82	105
Purchase of investment securities AFS and other	(23)	(5)
Collection of principal on investment securities HTM	42	47
Proceeds received from the sale of LHFI	140	2
Net origination, purchase, and principal repayments of LHFI	(2,632)	(635)
Acquisition of premises and equipment, net of proceeds	(33)	(33)
Proceeds from the sale of MSRs	42	218
Other, net	(7)	(10)
Net cash provided by investing activities	$8,389	$11,483
Financing Activities
Net change in deposit accounts	$2,036	$1,039
Net change in short-term FHLB borrowings and other short-term debt	(692)	(420)
Proceeds from increases in FHLB long-term advances and other debt	350	200
Repayment of FHLB long-term advances	—	(325)
Net receipt of payments of loans serviced for others	(76)	11
Accelerated share repurchase	(50)
Dividends declared and paid	(5)	—
Redemption of preferred stock	—	16
Other	9	(2)
Net cash provided by financing activities	$1,572	$519
Net increase in cash, cash equivalents and restricted cash (1)	(79)	153
Beginning cash, cash equivalents and restricted cash (1)	432	223
Ending cash, cash equivalents and restricted cash (1)	$353	$376
Supplemental disclosure of cash flow information
Non-cash reclassification of investment securities HTM to AFS	$—	$144
Non-cash reclassification of loans originated LHFI to LHFS	$43	$5
Non-cash reclassification of LHFS to AFS securities	$10,346	$11,794
MSRs resulting from sale or securitization of loans	$164	$183
Operating section supplemental disclosures
Cash proceeds from sales of LHFS	$4,099	$4,967
Origination, premium paid and purchase of LHFS, net of principal repayments	$(14,020)	$(16,829)

(1)	For further information on restricted cash, see Note 8 - Derivatives.

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

Note 2 - Investment Securities

The following table presents our investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
June 30, 2019
Available-for-sale securities
Agency - Commercial	$970	$1	$(12)	$959
Agency - Residential	634	2	(5)	631
Corporate debt obligations	63	1	—	64
Municipal obligations	32	—	—	32
Other MBS	30	1	—	31
Certificate of deposits	1	—	—	1
Total available-for-sale securities (1)	$1,730	$5	$(17)	$1,718
Held-to-maturity securities
Agency - Commercial	$335	$—	$(5)	$330
Agency - Residential	326	2	(1)	327
Total held-to-maturity securities (1)	$661	$2	$(6)	$657
December 31, 2018
Available-for-sale securities
Agency - Commercial	$1,413	$4	$(43)	$1,374
Agency - Residential	686	—	(24)	662
Corporate debt obligations	41	—	—	41
Municipal obligations	33	—	(1)	32
Other MBS	32	—	—	32
Certificate of Deposits	1	—	—	1
Total available-for-sale securities (1)	$2,206	$4	$(68)	$2,142
Held-to-maturity securities
Agency - Commercial	$349	$—	$(13)	$336
Agency - Residential	354	—	(9)	345
Total held-to-maturity securities (1)	$703	$—	$(22)	$681

(1)	There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at June 30, 2019 or December 31, 2018.

We evaluate AFS and HTM investment securities for OTTI on a quarterly basis. An OTTI is considered to have occurred when the fair value of a debt security is below its amortized costs and we (1) have the intent to sell the security, (2) will more likely than not be required to sell the security before recovery of its amortized cost, or (3) do not expect to recover the entire amortized cost basis of the security. Investments that have an OTTI are written down through a charge to earnings for the amount representing the credit loss on the security. Gains and losses related to all other factors are recognized in other comprehensive income. Agency securities, which are either explicitly or implicitly backed by the federal government, comprised 95 percent of our total securities at June 30, 2019. This factor is considered when evaluating our investment securities for OTTI. During the three and six months ended June 30, 2019 and June 30, 2018, we had no OTTI.

Available-for-sale securities

Securities available-for-sale are carried at fair value. Unrealized gains and losses on AFS securities, to the extent they are temporary in nature, are reported as a component of other comprehensive income.

We purchased $7 million and $23 million of AFS securities, which were comprised of U.S. government sponsored agency MBS, certificate of deposits, and corporate debt obligations during the three and six months ended June 30, 2019, respectively. We purchased $1 million and $5 million of AFS securities, which included U.S. government sponsored agency MBS, corporate debt obligations, and municipal obligations during the three and six months ended June 30, 2018, respectively.

There were $432 million in sales of AFS securities during the three and six months ended June 30, 2019, respectively. These sales resulted in a realized gain of $7 million, reported in other noninterest income in the Consolidated Statement of Operations. These sales did not include those related to mortgage loans that had been securitized for sale in the normal course of business. There were less than $1 million in sales of AFS securities sold approximately at carrying value during the three and six months ended June 30, 2018.

Held-to-maturity securities

Investment securities HTM are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized losses are not recorded to the extent they are temporary in nature.

There were no purchases or sales of HTM securities during both the three and six months ended June 30, 2019 and June 30, 2018.

The following table summarizes available-for-sale and held-to-maturity securities, by duration, the unrealized loss positions on investment securities:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
June 30, 2019
Available-for-sale securities
Agency - Commercial	$835	57	$(12)	$—	—	$—
Agency - Residential	395	39	(5)	—	—	—
Municipal obligations	13	5	—	6	1	—
Corporate debt obligations	—	—	—	—	—	—
Other MBS	—	—	—	13	1	—
Held-to-maturity securities
Agency - Commercial	$286	23	$(5)	$—	—	$—
Agency - Residential	104	19	(1)	14	2	—
December 31, 2018
Available-for-sale securities
Agency - Commercial	$1,025	74	$(43)	$1	1	$—
Agency - Residential	647	79	(24)	14	5	—
Municipal obligations	28	16	(1)	1	2	—
Corporate debt obligations	—	—	—	7	2	—
Held-to-maturity securities
Agency - Commercial	$336	26	$(13)	$—	—	$—
Agency - Residential	345	60	(9)	—	—	—

The following table shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in millions)
June 30, 2019
Due in one year or less	$1	$1	1.50%	$—	$—	—%
Due after one year through five years	13	13	2.63%	10	10	2.45%
Due after five years through 10 years	77	78	4.48%	10	10	2.29%
Due after 10 years	1,639	1,626	2.40%	641	637	2.46%
Total	$1,730	$1,718		$661	$657

We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. At both June 30, 2019 and December 31, 2018, we had pledged investment securities of $2.2 billion and $1.9 billion, respectively.

Note 3 - Loans Held-for-Sale

The majority of our mortgage loans originated as LHFS are ultimately sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label mortgage-backed securities. LHFS totaled $3.3 billion and $3.9 billion at June 30, 2019 and December 31, 2018, respectively. For the three and six months ended June 30, 2019 we had net gain on loan sales associated with LHFS of $75 million and $122 million, respectively, as compared to $63 million and $123 million for the three and six months ended June 30, 2018, respectively.

At June 30, 2019 and December 31, 2018, $28 million and $137 million, respectively, of LHFS were recorded at lower of cost or fair value. We elected the fair value option for the remainder of the loans in the portfolio.

Note 4 - Loans Held-for-Investment

The following table presents our loans held-for-investment:

	June 30, 2019	December 31, 2018
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,241	$2,999
Home equity	922	731
Other	576	314
Total consumer loans	4,739	4,044
Commercial loans
Commercial real estate	2,463	2,152
Commercial and industrial	1,821	1,433
Warehouse lending	2,632	1,459
Total commercial loans	6,916	5,044
Total loans held-for-investment	$11,655	$9,088

The following table presents the UPB of our loan sales and purchases in the loans held-for-investment portfolio:

	Six Months Ended June 30,
	2019	2018
	(Dollars in millions)
Loans Sold (1)
Total loans sold (2)	$139	$2
Net gain associated with loan sales (3)	$2	$1
Loans Purchased
Home equity	149	—
Other consumer	51	—
Total loans purchased	$200	$—
Premium associated with loans purchased	$7	$—

(1)	Upon a change in our intent, the loans were transferred to LHFS and subsequently sold.

(2)	During the three months ended December 31, 2018, we entered into an agreement to sell these loans, which we subsequently settled on during the three months ended March 31, 2019.

(3)	Recorded in net gain on loan sales on Consolidated Statements of Operations.

We have pledged certain LHFI, LHFS, and loans with government guarantees to collateralize lines of credit and/or borrowings with the FHLB of Indianapolis and the FRB of Chicago. At June 30, 2019 we had pledged loans of $6.5 billion, compared to $6.8 billion of pledged loans at December 31, 2018.

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

The following table presents changes in ALLL, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended June 30, 2019
Beginning balance ALLL	$35	$16	$4	$36	$30	$6	$127
Charge-offs	(1)	—	(3)	—	(31)	—	(35)
Recoveries	—	—	1	—	—	—	1
Provision (benefit)	(8)	—	3	(1)	24	(1)	17
Ending balance ALLL	$26	$16	$5	$35	$23	$5	$110
Three Months Ended June 30, 2018
Beginning balance ALLL	$47	$21	$1	$44	$20	$6	$139
Charge-offs	—	(1)	(1)	—	—	—	(2)
Recoveries	—	1	—	—	—	—	1
Provision (benefit)	(2)	(2)	1	1	1	—	(1)
Ending balance ALLL	$45	$19	$1	$45	$21	$6	$137

Six Months Ended June 30, 2019
Beginning balance ALLL	$38	$15	$3	$48	$18	$6	$128
Charge-offs	(2)	—	(4)	—	(31)	—	(37)
Recoveries	—	1	1	—	—	—	2
Provision (benefit)	(10)	—	5	(13)	36	(1)	17
Ending balance ALLL	$26	$16	$5	$35	$23	$5	$110
Six Months Ended June 30, 2018
Beginning balance ALLL	$47	$22	$1	$45	$19	$6	$140
Charge-offs	(1)	(2)	(1)	—	—	—	(4)
Recoveries	—	2	—	—	—	—	2
Provision (benefit)	(1)	(3)	1	—	2	—	(1)
Ending balance ALLL	$45	$19	$1	$45	$21	$6	$137

(1)	Includes loans with government guarantees.

The ALLL was $110 million for the three and six months ended June 30, 2019 and $137 million for the three and six months ended June 30, 2018, respectively. The decrease is attributable to sustained low charge-off levels outside of a $30 million partial commercial loan charge-off experienced in the second quarter of 2019 offset by a provision release of $17 million reflecting the payoff of substandard loans that had a $9 million reserve. There was no significant activity in the prior period.

The following table sets forth the method of evaluation, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
June 30, 2019
Loans held-for-investment (2)
Individually evaluated	$33	$21	$1	$—	$37	$—	$92
Collectively evaluated	3,201	898	575	2,463	1,784	2,632	11,553
Total loans	$3,234	$919	$576	$2,463	$1,821	$2,632	$11,645
Allowance for loan losses (2)
Individually evaluated	$3	$7	$1	$—	$—	$—	$11
Collectively evaluated	23	9	4	35	23	5	99
Total allowance for loan losses	$26	$16	$5	$35	$23	$5	$110
December 31, 2018
Loans held-for-investment (2)
Individually evaluated	$32	$23	$—	$—	$—	$—	$55
Collectively evaluated	2,959	706	314	2,152	1,433	1,459	9,023
Total loans	$2,991	$729	$314	$2,152	$1,433	$1,459	$9,078
Allowance for loan losses (2)
Individually evaluated	$4	$7	$—	$—	$—	$—	$11
Collectively evaluated	34	8	3	48	18	6	117
Total allowance for loan losses	$38	$15	$3	$48	$18	$6	$128

(1)	Includes allowance related to loans with government guarantees.

(2)	Excludes loans carried under the fair value option.

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

The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI
	(Dollars in millions)
June 30, 2019
Consumer loans
Residential first mortgage	$4	$1	$22	$27	$3,214	$3,241
Home equity	—	—	3	3	919	922
Other	1	1	1	3	573	576
Total consumer loans	5	2	26	33	4,706	4,739
Commercial loans
Commercial real estate	1	—	—	1	2,462	2,463
Commercial and industrial (1)	—	—	37	37	1,784	1,821
Warehouse lending	—	—	—	—	2,632	2,632
Total commercial loans	1	—	37	38	6,878	6,916
Total loans (2)	$6	$2	$63	$71	$11,584	$11,655
December 31, 2018
Consumer loans
Residential first mortgage	$4	$2	$19	$25	$2,974	$2,999
Home Equity	1	—	3	4	727	731
Other	—	—	—	—	314	314
Total consumer loans	5	2	22	29	4,015	4,044
Commercial loans
Commercial real estate	—	—	—	—	2,152	2,152
Commercial and industrial	—	—	—	—	1,433	1,433
Warehouse lending	—	—	—	—	1,459	1,459
Total commercial loans	—	—	—	—	5,044	5,044
Total loans (2)	$5	$2	$22	$29	$9,059	$9,088

(1)	Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

(2)	Includes $3 million of loans accounted for under the fair value option for both June 30, 2019 and December 31, 2018.

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued on impaired loans totaled was less than $1 million and $1 million during the three and six months ended June 30, 2019, respectively, and $1 million for both the three and six months ended June 30, 2018. At June 30, 2019 and December 31, 2018, we had no loans 90 days past due and still accruing interest.

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

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
June 30, 2019
Consumer loans
Residential first mortgage	$21	$9	$30
Home equity	20	2	22
Total TDRs (1)(2)	$41	$11	$52
December 31, 2018
Consumer loans
Residential first mortgage	$22	$8	$30
Home Equity	22	2	24
Total TDRs (1)(2)	$44	$10	$54

(1)	The ALLL on TDR loans totaled $9 million and $10 million at June 30, 2019 and December 31, 2018, respectively.

(2)	Includes $2 million and $3 million of TDR loans accounted for under the fair value option at June 30, 2019 and December 31, 2018, respectively.
The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
		(Dollars in millions)
Three Months Ended June 30, 2019
Home equity (2)(3)	2	$—	$—	$—
Total TDR loans	2	$—	$—	$—
Three Months Ended June 30, 2018
Residential first mortgages	4	$1	$1	$—
Home equity (2)(3)	4	—	—	—
Total TDR loans	8	$1	$1	$—

Six Months Ended June 30, 2019
Residential first mortgages	2	$—	$—	$—
Home equity (2)(3)	4	1	1	—
Total TDR loans	6	$1	$1	$—

Six Months Ended June 30, 2018
Residential first mortgages	11	$2	$2	$—
Home equity (2)(3)	8	—	—	—
Total TDR loans	19	$2	$2	$—

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	Home equity post-modification UPB reflects write downs.

(3)	Includes loans carried at the fair value option.

There were no residential first mortgage loans modified in the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2019, compared to one residential first mortgage loan with UPB of less than $1 million modified in the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2018. There was no change in the allowance associated with these TDRs at subsequent default. All TDR classes within the consumer and commercial portfolios are considered subsequently defaulted when they are greater than 90 days past due within 12 months of the restructuring date.

Impaired Loans

The following table presents individually evaluated impaired loans and the associated allowance:

	June 30, 2019			December 31, 2018
	Recorded Investment	Net Unpaid Principal Balance	Related Allowance	Recorded Investment	Net Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage	$17	$21	$—	$13	$16	$—
Home equity	1	4	—	1	4	—
Total consumer loans with no related allowance recorded	18	25	—	14	20	—
Commercial loans
Total commercial loans with no related allowance recorded	37	68	—	—	—	—
Total loans with no related allowance recorded	$55	$93	$—	$14	$20	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$16	$16	$3	$19	$20	$4
Home equity	20	21	7	22	23	7
Other consumer	1	1	1	—	—	—
Total loans with an allowance recorded	$37	$38	$11	$41	$43	$11

Total Impaired loans
Consumer Loans
Residential first mortgage	$33	$37	$3	$32	$36	$4
Home equity	21	25	7	23	27	7
Other consumer	1	1	1	—	—	—
Commercial loans
Commercial and industrial	37	68	—	—	—	—
Total impaired loans	$92	$131	$11	$55	$63	$11

The following table presents average impaired loans and the interest income recognized:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$34	$1	$34	$—	$33	$1	$34	$—
Home equity	22	—	26	—	22	—	26	1
Other consumer	1	—	—	—	1	—	—	—
Total impaired consumer loans	57	1	60	—	56	1	60	1
Commercial loans
Total impaired commercial loans	35	—	3	—	18	—	3	—
Total impaired loans	$92	$1	$63	$—	$74	$1	$63	$1

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

Consumer Loans

Consumer loans consist of open and closed-end loans extended to individuals for household, family, and other personal expenditures, and includes consumer loans, and loans to individuals secured by their personal residence, including first mortgage, home equity, and home improvement loans. Because consumer loans are usually relatively small-balance, homogeneous exposures, consumer loans are rated primarily on payment performance. Payment performance is a proxy for the strength of repayment capacity and loans are generally classified based on their payment status rather than by an individual review of each loan.
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

	June 30, 2019
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential first mortgage	$3,194	$24	$—	$23	$3,241
Home equity	899	20	—	3	922
Other consumer	574	1	—	1	576
Total consumer loans	$4,667	$45	$—	$27	$4,739
Commercial Loans
Commercial real estate	$2,440	$17	$6	$—	$2,463
Commercial and industrial	1,729	22	33	37	1,821
Warehouse	2,359	256	17	—	2,632
Total commercial loans	$6,528	$295	$56	$37	$6,916

	December 31, 2018
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential first mortgage	$2,952	$28	$—	$19	$2,999
Home equity	705	23	—	3	731
Other consumer	314	—	—	—	314
Total consumer loans	$3,971	$51	$—	$22	$4,044
Commercial Loans
Commercial real estate	$2,132	$14	$5	$1	$2,152
Commercial and industrial	1,351	53	29	—	1,433
Warehouse	1,324	120	15	—	1,459
Total commercial loans	$4,807	$187	$49	$1	$5,044

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

At June 30, 2019 and December 31, 2018, loans with government guarantees totaled $507 million and $392 million, respectively.

Repossessed assets and the associated claims related to government guaranteed loans are recorded in other assets and totaled $46 million and $50 million, at June 30, 2019 and December 31, 2018, respectively.

Note 6 - Variable Interest Entities

We have no consolidated VIEs as of June 30, 2019 and December 31, 2018.

In connection with our securitization activities, we have retained a five percent interest in the investment securities of certain trusts ("other MBS") and are contracted as the subservicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Financial Condition. The Bank’s maximum exposure to loss is limited to our investment in the VIE, as well as the standard representations and warranties made in conjunction with the loan transfer. See Note 2 - Investment Securities and Note 16 - Fair Value Measurements, for additional information.

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

Changes in the fair value of residential first mortgage MSRs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Balance at beginning of period	$278	$239	$290	$291
Additions from loans sold with servicing retained	97	99	164	183
Reductions from sales	—	(81)	(45)	(222)
Changes in fair value due to (1):
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other	(19)	(4)	(30)	(9)
Changes in estimates of fair value due to interest rate risk (2)	(40)	4	(63)	14
Fair value of MSRs at end of period	$316	$257	$316	$257

(1)	Changes in fair value are included within net return on mortgage servicing rights on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes which we manage through the use of derivatives.

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	June 30, 2019			December 31, 2018
		Fair value impact due to			Fair value impact due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
	(Dollars in millions)
Option adjusted spread	5.35%	$308	$303	5.42%	$284	$280
Constant prepayment rate	10.61%	294	277	9.57%	278	268
Weighted average cost to service per loan	$85.10	310	307	$85.57	286	283

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. To isolate the effect of the specified change, the fair value shock analysis is consistent with the identified adverse change, while holding all other assumptions constant. In practice, a change in one assumption generally impacts other assumptions, which may either magnify or counteract the effect of the change. For further information on the fair value of MSRs, see Note 16 - Fair Value Measurements.

Contractual servicing and subservicing fees. Contractual servicing and subservicing fees, including late fees and other ancillary income are presented below. Contractual servicing fees are included within net return on mortgage servicing rights on the Consolidated Statements of Operations. Contractual subservicing fees, including late fees and other ancillary income are included within loan administration income on the Consolidated Statements of Operations. Subservicing fee income is recorded for fees earned on subserviced loans, net of third party subservicing costs.

The following table summarizes income and fees associated with owned mortgage servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$26	$15	$45	$29
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other	(19)	(4)	(30)	(9)
Changes in estimates of fair value due to interest rate risk	(40)	4	(63)	14
Gain (loss) on MSR derivatives (2)	39	(5)	61	(16)
Net transaction costs on sale of MSR assets	(1)	(1)	(2)	(5)
Total return included in net return on mortgage servicing rights	$5	$9	$11	$13

(1)	Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.

(2)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees and late fees (1)	$26	$12	$50	$22
Charges on subserviced custodial balances	(18)	(7)	(30)	(11)
Other servicing charges	(2)	—	(3)	(1)
Total income on mortgage loans subserviced, included in loan administration	$6	$5	$17	$10

(1)	Servicing fees are recorded on an accrual basis. Late fees are recorded on cash basis.

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

Derivatives not designated as hedging instruments: We maintain a derivative portfolio of interest rate swaps, futures and forward commitments used to manage exposure to changes in interest rates, MSR asset values and to meet the needs of customers. We also enter into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Market risk on interest rate lock commitments and mortgage LHFS is managed using corresponding forward sale commitments. Changes in fair value of derivatives not designated as hedging instruments are recognized in the Consolidated Statements of Operations.

Derivatives designated as hedging instruments: We have designated certain interest rate swaps as fair value hedges of investment securities available for sale using the last-of-layer method. Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were and are expected to be highly effective as of June 30, 2019. Cash flows and the profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

The following table presents the notional amount, estimated fair value and maturity of our derivative financial instruments:

	June 30, 2019 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in fair value hedge relationships:
Assets
Interest rate swap on AFS Securities	$100	$—	2022

Derivatives not designated as hedging instruments:
Assets
Futures	$222	$—	2021-2023
Mortgage-backed securities forwards	985	2	2019
Rate lock commitments	4,629	51	2019-2020
Interest rate swaps and swaptions	804	26	2019-2029
Total derivative assets	$6,640	$79
Liabilities
Futures	$1,251	$2	2019-2023
Mortgage-backed securities forwards	6,444	31	2019
Rate lock commitments	160	1	2019-2020
Interest rate swaps	1,346	1	2019-2049
Total derivative liabilities	$9,201	$35

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

(2)	Derivative assets and liabilities are included in other assets and other liabilities on the Consolidated Statements of Financial Condition, respectively.

The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral:

		Gross Amounts Netted in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amount			Financial Instruments	Cash Collateral
	(Dollars in millions)
June 30, 2019
Derivatives not designated as hedging instruments:
Assets
Mortgage backed securities forwards	$2	$—	$2	$—	$—
Interest rate swaps and swaptions (1)	26	—	26	—	—
Total derivative assets	$28	$—	$28	$—	$—
Liabilities
Futures	$2	$—	$2	$—	$3
Mortgage backed securities forwards	31	—	31	—	33
Interest rate swaps (1)	1	—	1	—	34
Total derivative liabilities	$34	$—	$34	$—	$70

December 31, 2018
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$4	$—	$4	$—	$—
Interest rate swaps and swaptions (1)	23	—	23	—	14
Total derivative assets	$27	$—	$27	$—	$14
Liabilities
Futures	$1	$—	$1	$—	$1
Mortgage-backed securities forwards	31	—	31	—	29
Interest rate swaps (1)	7	—	7	—	23
Total derivative liabilities	$39	$—	$39	$—	$53

(1)
Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions, is considered settlement of the derivative position for accounting purposes.

The fair value basis adjustment on our hedged AFS securities is included in investment securities available for sale on our Consolidated Statements of Financial Condition. The carrying amount of our hedged securities was $292 million at June 30, 2019 and $30 million at December 31, 2018 and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged securities was $2 million at June 30, 2019 and de minimis at December 31, 2018. The amortized cost basis of the closed portfolio of investment securities available for sale designated in this last layer method hedge was $296 million at June 30, 2019 and zero at December 31, 2018. The amount that represents the designated last of layer is $100 million of the current par value of these securities.

At June 30, 2019, we pledged a total of $70 million related to derivative financial instruments, consisting of $37 million of cash collateral on derivative liabilities and $33 million of maintenance margin on centrally cleared derivatives and our obligation to return cash on derivative assets was de minimis at June 30, 2019. We pledged a total of $53 million related to derivative financial instruments, consisting of $30 million of cash collateral on derivatives and $23 million of maintenance margin on centrally cleared derivatives and had an obligation to return cash of $14 million on derivative assets at December 31, 2018. Within the Consolidated Statements of Financial Condition, the collateral related to derivative activity is included in other assets and other liabilities and the cash pledged as maintenance margin is restricted and included in other assets.

The following table presents the net gain (loss) recognized on designated instruments, net of the impact of offsetting positions:

	Amount Recorded in Net Interest Income (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Loss on cash flow hedging relationships in interest contracts:
Amount of loss reclassified from AOCI into income	$—	$—	$—	$(1)
Total loss on hedges	$—	$—	$—	$(1)

(1)
The loss on fair value hedging relationships in interest contracts was de minimis for both the three and six months ended June 30, 2019, and de minimis for both the three and six months ended June 30, 2018. During the second quarter of 2018, we de-designated all of our remaining cash flow hedge relationships.

The following table presents net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions:

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of Gain (Loss)
Futures	Net return on mortgage servicing rights	$(2)	$(1)	$(2)	$(3)
Interest rate swaps and swaptions	Net return on mortgage servicing rights	30	(3)	43	(8)
Mortgage-backed securities forwards	Net return on mortgage servicing rights	11	—	20	(4)
Rate lock commitments and forward agency and loan sales	Net gain on loan sales	22	(1)	30	(9)
Forward commitments	Other noninterest income	1	—	2	—
Interest rate swaps (1)	Other noninterest income	—	1	1	1
Total derivative gain (loss)		$62	$(4)	$94	$(23)

(1)	Includes customer-initiated commercial interest rate swaps.

Note 9 - Borrowings

Federal Home Loan Bank Advances

The following is a breakdown of our FHLB advances outstanding:

	June 30, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$2,530	2.32%	$2,993	2.52%
Other short-term borrowings	20	2.41%	251	2.87%
Total short-term Federal Home Loan Bank advances and other borrowings	2,550		3,244
Long-term Federal Home Loan Bank fixed rate advances (1)	500	1.75%	150	1.53%
Total Federal Home Loan Bank advances	$3,050		$3,394

(1)	Includes the current portion of fixed rate advances of $50 million at both June 30, 2019 and December 31, 2018.

The following table contains detailed information on our FHLB advances and other borrowings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Maximum outstanding at any month end	$3,230	$5,207	$3,391	$5,740
Average outstanding balance	2,987	4,926	2,933	5,123
Average remaining borrowing capacity	3,776	1,917	3,506	1,659
Weighted average interest rate	2.40%	1.94%	2.43%	1.79%

The following table outlines the maturity dates of our FHLB advances and other borrowings:

June 30, 2019
(Dollars in millions)
2019	$2,600
2020	—
2021	—
2022	—
Thereafter	450
Total	$3,050

Parent Company Senior Notes and Trust Preferred Securities

The following table presents long-term debt, net of debt issuance costs:

	June 30, 2019		December 31, 2018
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, matures 2021	$248	6.125%	$248	6.125%
Trust Preferred Securities
Floating Three Month LIBOR Plus:
3.25%, matures 2032	$26	5.86%	$26	6.07%
3.25%, matures 2033	26	5.85%	26	5.69%
3.25%, matures 2033	26	5.84%	26	6.05%
2.00%, matures 2035	26	4.60%	26	4.44%
2.00%, matures 2035	26	4.60%	26	4.44%
1.75%, matures 2035	51	4.16%	51	4.54%
1.50%, matures 2035	25	4.10%	25	3.94%
1.45%, matures 2037	25	3.86%	25	4.24%
2.50%, matures 2037	16	4.91%	16	5.29%
Total Trust Preferred Securities	247		247
Total other long-term debt	$495		$495

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

Trust Preferred Securities

We sponsor nine trust subsidiaries, which issued preferred stock to third party investors. We issued junior subordinated debt securities to those trusts, which we have included in long-term debt. The junior subordinated debt securities are the sole assets of those trusts. The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of June 30, 2019, we had no deferred interest.

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Investment securities
Beginning balance	$(31)	$(47)	$(47)	$(18)
Unrealized gain (loss)	22	(12)	43	(44)
Less: Tax provision (benefit)	5	(3)	10	(11)
Net unrealized gain (loss)	17	(9)	33	(33)
Reclassifications out of AOCI (1)	7	$—	7	—
Less: Tax provision	1	—	1	—
Net unrealized gain reclassified out of AOCI	6	—	6	—
Reclassification of certain income tax effects (2)	—	—	—	(5)
Other comprehensive income (loss), net of tax	23	(9)	39	(38)
Ending balance	$(8)	$(56)	$(8)	$(56)

Cash Flow Hedges
Beginning balance	$—	$17	$—	$2
Unrealized gain	—	9	—	28
Less: Tax provision	—	2	—	7
Net unrealized gain	—	7	—	21
Reclassifications out of AOCI (3)	—	—	—	1
Net unrealized gain reclassified out of AOCI	—	—	—	1
Other comprehensive income, net of tax	—	7	—	22
Ending balance	$—	$24	$—	$24

(1)	Reclassifications are reported in noninterest income on the Consolidated Statement of Operations.

(2)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to early adoption of ASU 2018-02.

(3)	Reclassifications are reported in interest expense on the Consolidated Statement of Operations.

Note 11 - Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions, except share data)
Net income	$61	$50	$97	$85
Weighted Average Shares
Weighted average common shares outstanding	56,446,077	57,491,714	56,670,690	57,424,557
Effect of dilutive securities
Stock-based awards	615,745	766,863	651,823	861,770
Weighted average diluted common shares	57,061,822	58,258,577	57,322,513	58,286,327
Earnings per common share
Basic earnings per common share	$1.08	$0.86	$1.71	$1.47
Effect of dilutive securities
Stock-based awards	(0.02)	(0.01)	(0.02)	(0.02)
Diluted earnings per common share	$1.06	$0.85	$1.69	$1.45

Note 12 - Stock-Based Compensation

We had stock-based compensation expense of $3 million and $6 million for the three and six months ended June 30, 2019 and $2 million and $4 million for the three and six months ended June 30, 2018, respectively.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock units activity:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Shares	Weighted — Average Grant-Date Fair Value per Share	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	1,632,382	$27.20	1,620,568	$27.27
Granted	264,228	32.15	325,107	31.87
Vested	(193,633)	22.06	(224,997)	23.79
Canceled and forfeited	(90,803)	18.74	(108,504)	20.93
Non-vested balance at end of period	1,612,174	$29.11	1,612,174	$29.11

2017 Employee Stock Purchase Plan

A total of 800,000 shares of the Company’s common stock were reserved and authorized for issuance for purchase under the Employee Stock Purchase Plan (ESPP) of which 577,920 remain as of June 30, 2019. There were 26,785 and 59,663 shares issued under the ESPP during the three and six months ended June 30, 2019 and the associated compensation expense was de minimis.

Note 13 - Income Taxes

The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

The following table presents our provision for income tax and effective tax provision rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Provision for income taxes	$14	$12	$22	$21
Effective tax provision rate	18.9%	20.4%	18.7%	20.2%

We believe that it is unlikely that our unrecognized tax benefits will change by a material amount during the next 12 months. We recognize interest and penalties related to unrecognized tax benefits in provision for income taxes.

Note 14 - Regulatory Matters

Regulatory Capital

We, along with the Bank, must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that could have a material effect on the Consolidated Financial Statements. On January 1, 2015, the Basel III rules became effective and included transition provisions through 2018. In preparation for the new capital simplification rules, the Basel III implementation phase-in has been halted, as the agencies issued a final rule that will maintain the capital rules’ 2017 transition provisions for several regulatory capital deductions and certain other requirements that are subject to multi-year phase-in schedules in the regulatory capital rules.

To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both June 30, 2019 and December 31, 2018.

The following tables present the regulatory capital ratios as of the dates indicated:

Flagstar Bancorp	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
June 30, 2019
Tangible capital (to adjusted avg. total assets)	$1,561	7.86%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,561	7.86%	$795	4.0%	$994	5.0%
Common equity Tier 1 capital (to RWA)	1,321	9.08%	655	4.5%	946	6.5%
Tier 1 capital (to RWA)	1,561	10.73%	873	6.0%	1,164	8.0%
Total capital (to RWA)	1,674	11.51%	1,164	8.0%	1,455	10.0%
December 31, 2018
Tangible capital (to adjusted avg. total assets)	$1,505	8.29%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,505	8.29%	$726	4.0%	$908	5.0%
Common equity Tier 1 capital (to RWA)	1,265	10.54%	540	4.5%	780	6.5%
Tier 1 capital (to RWA)	1,505	12.54%	720	6.0%	960	8.0%
Total capital (to RWA)	1,637	13.63%	960	8.0%	1,201	10.0%
N/A - Not applicable

Flagstar Bank	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
June 30, 2019
Tangible capital (to adjusted avg. total assets)	$1,632	8.32%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,633	8.32%	$785	4.0%	$981	5.0%
Common equity tier 1 capital (to RWA)	1,633	11.23%	654	4.5%	945	6.5%
Tier 1 capital (to RWA)	1,633	11.23%	872	6.0%	1,163	8.0%
Total capital (to RWA)	1,745	12.00%	1,163	8.0%	1,454	10.0%
December 31, 2018
Tangible capital (to adjusted avg. total assets)	$1,574	8.67%	N/A	N/A	N/A	N/A
Tier 1 leverage (to adjusted avg. total assets)	1,574	8.67%	$726	4.0%	$908	5.0%
Common equity tier 1 capital (to RWA)	1,574	13.12%	540	4.5%	780	6.5%
Tier 1 capital (to RWA)	1,574	13.12%	720	6.0%	960	8.0%
Total capital (to RWA)	1,705	14.21%	960	8.0%	1,200	10.0%
N/A - Not applicable

Note 15 - Legal Proceedings, Contingencies and Commitments

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

At June 30, 2019, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements, or that the ultimate outcome of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

DOJ Liability

In 2012, the Bank entered into a settlement agreement with the DOJ which meets the definition of a financial liability.

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

The settlement agreement meets the definition of a financial instrument for which we elected the fair value option. We consider the assumptions a market participant would make to transfer the liability and evaluate the potential ways we might be required to begin making DOJ Liability payments and our estimates of the likelihood of these outcomes, which may change over time. The fair value of the liability is subject to significant uncertainty and is impacted by forecasted estimates of the timing of potential payments some of which are impacted by inputs including estimates of equity, earnings, timing and amount of dividends and growth of the balance sheet and their related impacts on forecasted Tier 1 Leverage Capital Ratio. For further information on the fair value of the liability, see Note 16 - Fair Value Measurements.
Other litigation accruals

Excluding the DOJ Liability, our total accrual for contingent liabilities and settled litigation was $2 million at June 30, 2019 and December 31, 2018.

Commitments

The following table is a summary of the contractual amount of significant commitments:

	June 30, 2019	December 31, 2018
	(Dollars in millions)
Commitments to extend credit
Mortgage loans interest-rate lock commitments	$4,830	$2,293
Warehouse loan commitments	1,600	2,334
Commercial and industrial commitments	997	918
Other commercial commitments	1,801	1,260
HELOC commitments	507	429
Other consumer commitments	237	108
Standby and commercial letters of credit	66	63

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

We maintain a reserve for the estimate of probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. A reserve balance of $3 million at both June 30, 2019 and December 31, 2018, is reflected in other liabilities on the Consolidated Statements of Financial Condition.

Note 16 - Fair Value Measurements

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

	June 30, 2019
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$959	$—	$959
Agency - Residential	—	631	—	631
Municipal obligations	—	32	—	32
Corporate debt obligations	—	64	—	64
Other MBS	—	31	—	31
Certificate of Deposit	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	3,310	—	3,310
Commercial Loan	—	7	—	7
Loans held-for-investment
Residential first mortgage loans	—	7	—	7
Home equity	—	—	2	2
Mortgage servicing rights	—	—	316	316
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	51	51
Mortgage-backed securities forwards	—	2	—	2
Interest rate swaps and swaptions	—	26	—	26
Total assets at fair value	$—	$5,070	$369	$5,439
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(1)	(1)
Futures	$—	$(2)	$—	$(2)
Mortgage backed securities forwards	—	(31)	—	(31)
Interest rate swaps	—	(1)	—	(1)
DOJ Liability	—	—	(35)	(35)
Contingent consideration	—	—	(7)	(7)
Total liabilities at fair value	$—	$(34)	$(43)	$(77)

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$1,374	$—	$1,374
Agency - Residential	—	662	—	662
Municipal obligations	—	32	—	32
Corporate debt obligations	—	41	—	41
Other MBS	—	32	—	32
Loans held-for-sale
Residential first mortgage loans	—	3,732	—	3,732
Loans held-for-investment
Residential first mortgage loans	—	8	—	8
Home equity	—	—	2	2
Mortgage servicing rights	—	—	290	290
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	20	20
Mortgage-backed securities forwards	—	4	—	4
Interest rate swaps and swaptions	—	23	—	23
Total assets at fair value	$—	$5,908	$312	$6,220
Derivative liabilities
Futures	$—	$(1)	$—	$(1)
Mortgage-backed securities forwards	—	(31)	—	(31)
Interest rate swaps	—	(7)	—	(7)
DOJ Liability	—	—	(60)	(60)
Contingent consideration	—	—	(6)	(6)
Total liabilities at fair value	$—	$(39)	$(66)	$(105)

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
	(Dollars in millions)
Three Months Ended June 30, 2019
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	278	(59)	97	—	—	—	316
Rate lock commitments (net) (2)(3)	37	30	82	—	—	(99)	50
Totals	$317	$(29)	$179	$—	$—	$(99)	$368
Liabilities
DOJ Liability	$(60)	$25	$—	$—	$—	$—	$(35)
Contingent consideration	(6)	(1)	—	—	—	—	(7)
Totals	$(66)	$24	$—	$—	$—	$—	$(42)

Three Months Ended June 30, 2018
Assets
Loans held-for-investment
Home equity	$4	$(1)	$—	$—	$—	$—	$3
Mortgage servicing rights (2)	239	—	99	(81)	—	—	257
Rate lock commitments (net) (2)(3)	30	2	69	—	—	(69)	32
Totals	$273	$1	$168	$(81)	$—	$(69)	$292
Liabilities
DOJ Liability	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	(21)	3	—	—	—	—	(18)
Totals	$(81)	$3	$—	$—	$—	$—	$(78)

(1)	There were no unrealized gains (losses) recorded in OCI during the three months ended June 30, 2019 and 2018.

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
	(Dollars in millions)
Six Months Ended June 30, 2019
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	290	(93)	164	(45)	—	—	316
Rate lock commitments (net) (2)(3)	20	55	132	—	—	(157)	50
Totals	$312	$(38)	$296	$(45)	$—	$(157)	$368
Liabilities
DOJ Liability	$(60)	$25	$—	$—	$—	$—	$(35)
Contingent consideration	(6)	(1)	—	—	—	—	(7)
Totals	$(66)	$24	$—	$—	$—	$—	$(42)

Six Months Ended June 30, 2018
Assets
Loans held-for-investment
Home equity	$4	$—	$—	$—	$(1)	$—	$3
Mortgage servicing rights (2)	291	5	183	(222)	—	—	257
Rate lock commitments (net) (2)(3)	24	(32)	131	—	—	(91)	32
Totals	$319	$(27)	$314	$(222)	$(1)	$(91)	$292
Liabilities
DOJ Liability	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	(25)	5	—	—	2	—	(18)
Totals	$(85)	$5	$—	$—	$2	$—	$(78)

(1)	There were no unrealized gains (losses) recorded in OCI during the six months ended June 30, 2019 and 2018.

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
	(Dollars in millions)
June 30, 2019
Assets
Loans held-for-investment
Home equity	$2	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% -10.8% (9.0%) 13.8% - 20.6% (17.2%) 3.0%-4.5% (3.7%)	(1)
Mortgage servicing rights	$316	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	2.3% - 25.9% (5.4%) 0% - 12.5% (10.6%) $68 - $95 ($85)	(1)
Rate lock commitments (net)	$50	Consensus pricing	Origination pull-through rate	78.9% - 87.2% (81.2%)	(1)
Liabilities
DOJ Liability	$(35)	Discounted cash flows	See description below	See description below
Contingent consideration	$(7)	Discounted cash flows	Beta Equity volatility	0.6 - 1.6 (1.1) 26.6% - 58.9% (40.0%)	(2)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
December 31, 2018
Assets
Loans held-for-investment
Home equity	$2	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% - 10.8% (9.0%) 13.6% - 20.3% (16.9%) 3.0% - 4.6% (3.8%)	(1)
Mortgage servicing rights	$290	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	2.1% - 25.9% (5.4%) 0% - 10.7% (9.6%) $67 - $95 ($86)	(1)
Rate lock commitments (net)	$20	Consensus pricing	Origination pull-through rate	75.0% - 87.2% (76.8%)	(1)
Liabilities
DOJ Liability	$(60)	Discounted cash flows	See description below	See description below
Contingent consideration	$(6)	Discounted cash flows	Beta Equity volatility	0.6 - 1.6 (1.1) 26.6% - 58.9% (40.0%)	(2)

(1)	Unobservable inputs were weighted by their relative fair value of the instruments.

(2)	Unobservable inputs were not weighted as only one instrument exists.

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

MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For June 30, 2019 and December 31, 2018, the weighted average life (in years) for the entire MSR portfolio was 4.1 and 5.2, respectively.

DOJ Liability. The significant unobservable inputs used in the fair value measurement of the DOJ Liability are the discount rate, asset growth rate, return on assets, dividend rate and the potential ways we might be required to begin making DOJ Liability payments and our estimates of the likelihood of these outcomes, as further discussed in Note 15 - Legal Proceedings, Contingencies and Commitments. The DOJ Liability had a fair value adjustment of $25 million for the three and six months ended June 30, 2019. This reduced the liability to $35 million based on changes in the probability of potential ways we might be required to begin making DOJ Liability payments and our estimates of the likelihood of these outcomes. Our assessment of these outcomes reflect a reduced likelihood, and longer timing, for potential future payments.

Significant increases (decreases) in the discount rate, asset growth rate and dividend rate in isolation may result in a marginally lower (higher) fair value measurement. Significant increases (decreases) in the return on assets rate in isolation may result in a marginally higher (lower) fair value measurement. Additionally, significant changes in the probability of potential payment outcomes could also impact the fair value. For further information on the fair value inputs related to the DOJ Liability, see Note 15 - Legal Proceedings, Contingencies, and Commitments.

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

Contingent consideration. The significant unobservable input used in the fair value of the contingent consideration is future forecasted target production volumes and forecasted profitability of the division. An increase or decrease to these inputs results in an increase or decrease of the liability.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have assets that are subject to measurement at fair value on a nonrecurring basis under certain conditions. The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Gains (Losses)
	(Dollars in millions)
June 30, 2019
Loans held-for-sale (2)	$6	$6	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	14	—	14	(5)
Commercial and Industrial	37	37	—	(30)
Repossessed assets (3)	9	—	9	(3)
Totals	$66	$43	$23	$(39)
December 31, 2018
Loans held-for-sale (2)	$5	$5	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	12	—	12	(4)
Repossessed assets (3)	7	—	7	(3)
Totals	$24	$5	$19	$(8)

(1)	The fair values are determined at various dates during the three months ended June 30, 2019 and the year ended December 31, 2018, respectively.

(2)	Gains (losses) reflect fair value adjustments on assets for which we did not elect the fair value option.

(3)	Gains (losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

The following table presents the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
June 30, 2019
Impaired loans held-for-investment
Loans held-for-investment	$14	Fair value of collateral	Loss severity discount	25% - 30% (25.4%)	(1)
Repossessed assets	$9	Fair value of collateral	Loss severity discount	0% - 100% (20.7%)	(1)
December 31, 2018
Impaired loans held-for-investment
Loans held-for-investment	$12	Fair value of collateral	Loss severity discount	25% - 30% (28.3%)	(1)
Repossessed assets	$7	Fair value of collateral	Loss severity discount	0% - 100% (25.8%)	(1)

(1)	Unobservable inputs were weighted by their relative fair value of the instruments.

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	June 30, 2019
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$319	$319	$319	$—	$—
Investment securities available-for-sale	1,718	1,718	—	1,718	—
Investment securities held-to-maturity	661	657	—	657	—
Loans held-for-sale	3,345	3,346	—	3,346	—
Loans held-for-investment	11,655	11,625	—	44	11,581
Loans with government guarantees	507	488	—	488	—
Mortgage servicing rights	316	316	—	—	316
Federal Home Loan Bank stock	303	303	—	303	—
Bank owned life insurance	344	344	—	344	—
Repossessed assets	9	9	—	—	9
Other assets, foreclosure claims	46	46	—	46	—
Derivative financial instruments, assets	79	79	—	28	51
Liabilities
Retail deposits
Demand deposits and savings accounts	$(6,486)	$(5,700)	$—	$(5,700)	$—
Certificates of deposit	(2,612)	(2,632)	—	(2,632)	—
Wholesale deposits	(646)	(502)	—	(502)	—
Government deposits	(1,131)	(1,074)	—	(1,074)	—
Custodial deposits	(3,541)	(3,484)	—	(3,484)	—
Federal Home Loan Bank advances	(3,050)	(3,031)	—	(3,031)	—
Long-term debt	(495)	(464)	—	(464)	—
DOJ Liability	(35)	(35)	—	—	(35)
Contingent consideration	(7)	(7)	—	—	(7)
Derivative financial instruments, liabilities	(35)	(35)	—	(35)	—

	December 31, 2018
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$408	$408	$408	$—	$—
Investment securities available-for-sale	2,142	2,142	—	2,142	—
Investment securities held-to-maturity	703	681	—	681	—
Loans held-for-sale	3,869	3,870	—	3,870	—
Loans held-for-investment	9,088	8,966	—	8	8,958
Loans with government guarantees	392	374	—	374	—
Mortgage servicing rights	290	290	—	—	290
Federal Home Loan Bank stock	303	303	—	303	—
Bank owned life insurance	340	340	—	340	—
Repossessed assets	7	7	—	—	7
Other assets, foreclosure claims	50	50	—	50	—
Derivative financial instruments, assets	47	47	—	27	20
Liabilities
Retail deposits
Demand deposits and savings accounts	$(6,467)	$(5,475)	$—	$(5,475)	$—
Certificates of deposit	(2,387)	(2,379)	—	(2,379)	—
Wholesale deposits	(583)	(585)	—	(585)	—
Government deposits	(1,202)	(1,145)	—	(1,145)	—
Custodial deposits	(1,741)	(1,664)	—	(1,664)	—
Federal Home Loan Bank advances	(3,394)	(3,383)	—	(3,383)	—
Long-term debt	(495)	(463)	—	(463)	—
DOJ Liability	(60)	(60)	—	—	(60)
Contingent consideration	(6)	(6)	—	—	(6)
Derivative financial instruments, liabilities	(39)	(39)	—	(39)	—

Fair Value Option

We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain (loss) on loan sales	$96	$20	$175	$(68)
Liabilities
DOJ Liability
Other noninterest income	$25	$—	$25	$—

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	June 30, 2019			December 31, 2018
	UPB	Fair Value	Fair Value Over / (Under) UPB	UPB	Fair Value	Fair Value Over / (Under) UPB
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$10	$10	$—	$6	$6	$—
Loans held-for-investment	4	2	(2)	4	3	(1)
Total nonaccrual loans	$14	$12	$(2)	$10	$9	$(1)
Other performing loans
Loans held-for-sale	$3,185	$3,307	$122	$3,601	$3,726	$125
Loans held-for-investment	7	7	—	8	7	(1)
Total other performing loans	$3,192	$3,314	$122	$3,609	$3,733	$124
Total loans
Loans held-for-sale	$3,195	$3,317	$122	$3,607	$3,732	$125
Loans held-for-investment	11	9	(2)	12	10	(2)
Total loans	$3,206	$3,326	$120	$3,619	$3,742	$123
Liabilities
DOJ Liability (1)	$(118)	$(35)	$83	$(118)	$(60)	$58

(1)	We are obligated to pay $118 million in installment payments upon meeting certain performance conditions, as described in Note 15 - Legal Proceedings, Contingencies and Commitments.

Note 17 - Segment Information

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

Within the Community Banking segment, revenue from contracts with customers includes deposit account and other banking income, interchange fees and investment and insurance income. During the three and six months ended June 30, 2019, respectively, deposit account and other banking income, which includes fees for outgoing wires, overdrafts, stop payments and ATM fees totaled $2 million and $13 million, interchange fees totaled $1 million and $5 million, and investment and insurance income totaled $1 million and $3 million. These fees are recognized when obligations, under the terms of the contract with our customer, are satisfied, which generally occurs when services are performed. Revenue is measured as the amount of consideration we expect to receive in exchange for providing services. At June 30, 2019 and December 31, 2018, we had no significant revenue related receivables or contract liabilities.

The Mortgage Originations segment originates and acquires one-to-four family residential mortgage loans to sell or hold on our balance sheet. Loans originated-to-sell comprise the majority of the lending activity. These loans are originated through mortgage branches, call centers, the Internet and third party counterparties. The Mortgage Origination segment recognizes interest income on loans that are held for sale and the gains from sales associated with these loans, whereas the interest income on LHFI and a loss on sales for the purchase of these loans is recognized in the Community Banking segment.

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

The following tables present financial information by business segment for the periods indicated:

	Three Months Ended June 30, 2019
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$108	$23	$3	$4	$138
Net gain (loss) on loan sales	(9)	84	—	—	75
Other noninterest income (loss)	15	19	38	21	93
Total net interest income and noninterest income (loss)	114	126	41	25	306
(Provision) benefit for loan losses	(16)	(1)	—	—	(17)
Compensation and benefits	(24)	(28)	(6)	(32)	(90)
Other noninterest expense and directly allocated overhead	(46)	(53)	(24)	(1)	(124)
Total noninterest expense	(70)	(81)	(30)	(33)	(214)
Income (loss) before indirect overhead allocations and income taxes	28	44	11	(8)	75
Overhead allocations	(10)	(10)	(4)	24	—
(Provision) benefit for income taxes	(4)	(7)	(2)	(1)	(14)
Net income (loss)	$14	$27	$5	$15	$61
Intersegment (expense) revenue	$(8)	$9	$6	$(7)	$—

Average balances
Loans held-for-sale	$19	$3,520	$—	$—	$3,539
Loans with government guarantees	—	502	—	—	502
Loans held-for-investment (2)	10,594	21	—	29	10,644
Total assets	11,061	5,045	48	3,812	19,966
Deposits	10,238	—	3,501	421	14,160

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Three Months Ended June 30, 2018
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$78	$33	$1	$3	$115
Net gain (loss) on loan sales	(5)	68	—	—	63
Other noninterest income	9	27	22	2	60
Total net interest income and noninterest income	82	128	23	5	238
(Provision) benefit for loan losses	—	(1)	—	2	1
Compensation and benefits	(18)	(28)	(5)	(29)	(80)
Other noninterest expense and directly allocated overhead	(27)	(47)	(15)	(8)	(97)
Total noninterest expense	(45)	(75)	(20)	(37)	(177)
Income (loss) before indirect overhead allocations and income taxes	37	52	3	(30)	62
Overhead allocations	(9)	(17)	(5)	31	—
(Provision) benefit for income taxes	(7)	(7)	2	—	(12)
Net income (loss)	$21	$28	$—	$1	$50
Intersegment (expense) revenue	$(1)	$2	$4	$(5)	$—

Average balances
Loans held-for-sale	$12	$4,158	$—	$—	$4,170
Loans with government guarantees	—	280	—	—	280
Loans held-for-investment (2)	8,378	9	—	29	8,416
Total assets	8,593	5,225	26	3,940	17,784
Deposits	8,632	—	1,782	—	10,414

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Six Months Ended June 30, 2019
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$211	$46	$6	$1	$264
Net gain (loss) on loan sales	(15)	139	—	—	124
Other noninterest income	27	35	73	18	153
Total net interest income and noninterest income	223	220	79	19	541
(Provision) benefit for loan losses	(17)	(1)	—	1	(17)
Compensation and benefits	(48)	(52)	(12)	(65)	(177)
Other noninterest expense and directly allocated overhead	(87)	(89)	(49)	(3)	(228)
Total noninterest expense	(135)	(141)	(61)	(68)	(405)
Income (loss) before indirect overhead allocations and income taxes	71	78	18	(48)	119
Overhead allocations	(20)	(20)	(9)	49	—
(Provision) benefit for income taxes	(11)	(12)	(2)	3	(22)
Net income (loss)	$40	$46	$7	$4	$97
Intersegment (expense) revenue	$(12)	$16	$12	$(16)	$—

Average balances
Loans held-for-sale	$45	$3,358	$—	$—	$3,403
Loans with government guarantees	—	478	—	—	478
Loans held-for-investment (2)	9,879	17	—	29	9,925
Total assets	10,323	4,836	52	3,995	19,206
Deposits	10,112	—	3,017	407	13,536

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Six Months Ended June 30, 2018
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$147	$64	$3	$7	$221
Net gain (loss) on loan sales	(7)	130	—	—	123
Other noninterest income	17	46	41	7	111
Total net interest income and noninterest income	157	240	44	14	455
(Provision) benefit for loan losses	(1)	(1)	—	3	1
Compensation and benefits	(35)	(57)	(9)	(59)	(160)
Other noninterest expense and directly allocated overhead	(53)	(88)	(31)	(18)	(190)
Total noninterest expense	(88)	(145)	(40)	(77)	(350)
Income (loss) before indirect overhead allocations and income taxes	68	94	4	(60)	106
Overhead allocations	(20)	(35)	(10)	65	—
(Provision) benefit for income taxes	(11)	(12)	2	—	(21)
Net income (loss)	$37	$47	$(4)	$5	$85
Intersegment (expense) revenue	$(2)	$2	$9	$(9)	$—

Average balances
Loans held-for-sale	$12	$4,189	$—	$—	$4,201
Loans with government guarantees	—	285	—	—	285
Loans held-for-investment (2)	7,936	8	—	29	7,973
Total assets	8,117	5,375	31	3,916	17,439
Deposits	8,145	—	1,662	88	9,895

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

Note 18 - Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

The following ASUs have been adopted which impact our significant accounting policies and/or have a significant financial impact:

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes Topic 840. The guidance requires lessees to recognize substantially all leases on their balance sheet as a right-of-use asset and a lease liability. Effective January 1, 2019, we adopted the requirements of ASU 2016-02, Leases (Topic 842) and all related amendments. The Company elected to apply the practical expedient of forgoing the restatement of comparative periods. In addition, we elected the practical expedients permitted under transition guidance to not reassess leases entered into prior to adoption. As permitted under ASC 842, the Company made an accounting policy election to exempt leases with an initial term of twelve months or less from balance sheet recognition. Instead, short-term leases are expensed over the lease term with no impact to the balance sheet.

At June 30, 2019, our inventory of leases included various bank branches, ATM locations and retail home lending offices. Many of our leases contain options to extend or terminate early and we consider these options when evaluating the lease term to determine if they are reasonably certain to be exercised based on all relevant economic and financial factors. All leases are classified as operating leases based on their terms.

The following table reflects information relating to our operating leases:

June 30, 2019
(Dollars in millions)
Operating Leases (1)
Weighted-average remaining lease term (years)	4.1
Weighted-average discount rate	2.91%
Right-of-use asset (2)	$21
Lease liability (3)	$21

(1)
For the three and six months ended June 30, 2019, the lease expense on operating leases was $3 million and $6 million, respectively, which includes a de-minimis amount of short-term lease expense and variable lease expense.

(2)	Recorded in premises and equipment on the Consolidated Statements of Financial Condition

(3)	Recorded in other liabilities on the Consolidated Statements of Financial Condition.

The following table presents our undiscounted cash flows on our operating lease liabilities as of June 30, 2019 and our minimum contractual obligations on our operating leases as of December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollars in millions)
Within one year	$8	$9
After one year and within two years	6	6
After two years and within three years	4	4
After three years and within four years	3	2
After four years and within five years	1	1
After five years	2	3
Total (1)	$24	$25

(1)	The difference between the total undiscounted cash payments on operating leases and the lease liability is solely the effect of discounting.

We adopted the following accounting standard updates (ASU) during 2019, none of which had a material impact to our financial statements:

Standard	Description	Effective Date
ASU 2019-01	Leases (Topic 842): Codification Improvements	January 1, 2019
ASU 2018-20	Leases (Topic 842): Narrow-Scope Improvements for Lessors	January 1, 2019
ASU 2018-16	Derivatives and hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	January 1, 2019
ASU 2018-11	Leases (Topic 842): Targeted Improvements	January 1, 2019
ASU 2018-10	Codification Improvements to Topic 842, Leases	January 1, 2019
ASU 2018-07	Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	January 1, 2019
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

Our cross-functional implementation team continues to execute on its project plan and has been working with an industry leading vendor to finalize the development of our credit loss models and we will be ready to adopt the standard in the first quarter of 2020. We are starting to determine preliminary CECL ranges from our models. The preliminary results will be used as part of a parallel production process in the second half of 2019 and are being used to inform our final assumption decisions, judgments and controls. These are not yet indicative of fully implemented results as we continue to examine data and process integrity and develop our judgment and qualitative assessment. During the first half of 2019, we finalized our portfolio and model segmentation, prepared data for use by the models, started to perform various scenario sensitivity analyses, continued model testing, and continued developing accounting internal controls around data, modeling, and overall governance. We are currently evaluating the impact the adoption of the guidance will have on our Consolidated Financial Statements, and highlight that any impact will be contingent upon the underlying characteristics of the affected portfolio and macroeconomic and internal forecasts at adoption date. We do not expect any material allowance on held to maturity securities since the majority of this portfolio consists of agency-backed securities that have an immaterial risk of credit loss.

The following ASUs have been issued and are not expected to have a material impact on our Consolidated Financial Statements and/or significant accounting policies:

Standard	Description	Effective Date
ASU 2019-05	Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief	January 1, 2020
ASU 2019-04	Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments	January 1, 2020
ASU 2018-19	Codification Improvements to Topic 326, Financial Instruments—Credit Losses	January 1, 2020
ASU 2018-18	Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606	January 1, 2020
ASU 2018-17	Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities	January 1, 2020
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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of June 30, 2019, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of June 30, 2019.

(b)
Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, the Company is party to legal proceedings incidental to its business. For further information, see Note 15 - Legal Proceedings, Contingencies and Commitments.

Item 1A. Risk Factors

The Company believes that there have been no material changes to the risk factors previously disclosed in response to Item 1A. to Part I, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended June 30, 2019.

Issuer Purchases of Equity Securities

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet be Purchased Under the Plan
April 1, 2019 to April 30, 2019	—	$—	—	—
May 1, 2019 to May 31, 2019	188,048	$32.96	188,048	—
June 1, 2019 to June 30, 2019	—	$—	—	—

(1)
On January 31, 2019, our Board of Directors announced an accelerated share repurchase ("ASR") agreement with Wells Fargo, N.A. to repurchase $50 million of the Company's common stock. The ASR program commenced on February 1, 2019 with an upfront delivery of 1.3 million shares. On May 14, 2019 an additional 188 thousand shares were delivered based on the agreement of $32.96, completing the transaction.

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

4.3*	Form of 6.125% Global Note due 2021 (previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4, dated October 7, 2016, and incorporated herein by reference).

10.1+	Amended and Restated Employment Agreement, dated as of May 21, 2019, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Alessandro P. DiNello.

10.2+	Amended and Restated Employment Agreement, dated as of May 21, 2019, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2019, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

* Incorporated herein by reference
+ Constitutes a management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	August 5, 2019	/s/ Alessandro DiNello
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

4.3*	Form of 6.125% Global Note due 2021 (previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4, dated October 7, 2016, and incorporated herein by reference).

10.1+	Amended and Restated Employment Agreement, dated as of May 21, 2019, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Alessandro P. DiNello.

10.2+	Amended and Restated Employment Agreement, dated as of May 21, 2019, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Lee M. Smith.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2019, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

* Incorporated herein by reference
+ Constitutes a management contract or compensation plan or arrangement