Form 10-Q
period 2019-09-30
FLAGSTAR BANCORP INC
filed 2019-11-04
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 31, 2019, 56,511,717 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
AFS	Available for Sale	HELOC	Home Equity Lines of Credit
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	HELOAN	Home Equity Loan
ALCO	Asset Liability Committee	HOLA	Home Owners Loan Act
ALLL	Allowance for Loan & Lease Losses	Home equity	Second Mortgages, HELOANs, HELOCs
AOCI	Accumulated Other Comprehensive Income (Loss)	HTM	Held to Maturity
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
Basel III	Basel Committee on Banking Supervision Third Basel Accord	LHFI	Loans Held-for-Investment
C&I	Commercial and Industrial	LHFS	Loans Held-for-Sale
CDARS	Certificates of Deposit Account Registry Service	LTV	Loan-to-Value Ratio
CECL	Current Expected Credit Losses	Management	Flagstar Bancorp’s Management
CET1	Common Equity Tier 1	MBS	Mortgage-Backed Securities
CLTV	Combined Loan to Value Ratio	MD&A	Management's Discussion and Analysis
Common Stock	Common Shares	MSR	Mortgage Servicing Rights
CRE	Commercial Real Estate	N/A	Not Applicable
DCB	Desert Community Bank	NYSE	New York Stock Exchange
Deposit Beta	The change in the annualized cost of our deposits, compared to the change in the Federal Reserve discount rate	OCC	Office of the Comptroller of the Currency
DOJ	United States Department of Justice	OCI	Other Comprehensive Income (Loss)
DOJ Liability	2012 Settlement Agreement with the Department of Justice	OTTI	Other-Than-Temporary-Impairment
DTA	Deferred Tax Asset	QTL	Qualified Thrift Lending
EVE	Economic Value of Equity	Regulatory Agencies
Board of Governors of the Federal Reserve, Office of the Comptroller of the Currency, U.S. Department of the Treasury, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, Securities and Exchange Commission

Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board	REO	Real estate owned and other nonperforming assets, net
FDIC	Federal Deposit Insurance Corporation	RMBS	Residential Mortgage-Backed Securities
Federal Reserve	Board of Governors of the Federal Reserve System	RWA	Risk Weighted Assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured Oversight Financing Rate
FICO	Fair Isaac Corporation	TARP Preferred	Troubled Asset Relief Program Fixed Rate Cumulative Perpetual Preferred Stock, Series C
FRB	Federal Reserve Bank	TDR	Trouble Debt Restructuring
Freddie Mac	Federal Home Loan Mortgage Corporation	UPB	Unpaid Principal Balance
FTE	Full Time Equivalent Employees	U.S. Treasury	United States Department of Treasury
GAAP	United States Generally Accepted Accounting Principles	VIE	Variable Interest Entities
GNMA	Government National Mortgage Association	XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the third quarter of 2019, which should be read in conjunction with the financial statements and related notes set forth in Part I, Item 1 of this Form 10-Q and Part II, Item 8 of Flagstar Bancorp, Inc.'s 2018 Annual Report on Form 10-K for the year ended December 31, 2018.

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

Introduction

We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide commercial and consumer banking services and we are the 5th largest bank mortgage originator in the nation and the 5th largest subservicer of mortgage loans nationwide. At September 30, 2019, we had 4,171 full-time equivalent employees. Our common stock is listed on the NYSE under the symbol "FBC."

Our relationship-based business model leverages our full-service bank’s capabilities and our national mortgage platform to create and build financial solutions for our customers. At September 30, 2019, we operated 160 full-service banking branches that offer a full set of banking products to consumer, commercial, and government customers. Our banking footprint spans Michigan, Indiana, California, Wisconsin, Ohio and contiguous states.

We originate mortgages through a wholesale network of brokers and correspondents in all 50 states, our own loan officers, which includes our direct lending team, from 88 retail locations in 26 states and two call centers. We are also a leading national servicer of mortgage loans and provide complementary ancillary offerings including MSR lending, servicing advance lending and recapture services.

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

Selected Financial Ratios
(Dollars in millions, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions and percentages)
Selected Mortgage Statistics:
Mortgage rate lock commitments (fallout-adjusted) (1)	$9,197	$8,290	$24,143	$25,024
Mortgage loans originated	$9,262	$9,199	$23,416	$26,125
Mortgage loans sold and securitized	$8,186	$8,423	$22,194	$24,930
Selected Ratios:
Interest rate spread (2)	2.48%	2.57%	2.57%	2.57%
Net interest margin	3.05%	2.93%	3.07%	2.85%
Return on average assets	1.20%	1.04%	1.08%	1.00%
Return on average tangible assets (3)	1.27%	1.07%	1.16%	1.02%
Return on average common equity	14.72%	12.80%	12.90%	12.10%
Return on average tangible common equity (4)	17.12%	13.67%	15.30%	12.78%
Efficiency ratio	75.2%	74.6%	75.0%	76.2%
Effective tax provision rate	18.4%	20.0%	18.6%	20.1%
Average Balances:
Average interest-earning assets	$18,997	$16,786	$17,693	$16,050
Average interest-paying liabilities	$12,893	$13,308	$12,767	$13,150
Average stockholders' equity	$1,722	$1,514	$1,658	$1,468

	September 30, 2019	December 31, 2018	September 30, 2018
	(In millions, except per share data and percentages)
Selected Statistics:
Book value per common share	$30.69	$27.19	$26.34
Tangible book value per share (3)	$27.62	$23.90	$25.13
Number of common shares outstanding	56,510,341	57,749,464	57,625,439
Common equity-to-assets ratio	7.88%	8.47%	8.12%
Tangible common equity to assets ratio (3)	7.08%	7.45%	7.74%
Capitalized value of mortgage servicing rights	1.14%	1.35%	1.43%
Bancorp Tier 1 leverage (to adjusted avg. total assets)	7.98%	8.29%	8.36%
Bank Tier 1 leverage (to adjusted avg. total assets)	8.35%	8.67%	8.77%
Number of bank branches	160	160	108
Number of FTE employees	4,171	3,938	3,496

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

(3)
Excludes goodwill and intangibles of $174 million, $190 million, and $70 million at September 30, 2019, December 31, 2018, and September 30, 2018, respectively. See Non-GAAP Financial Measures for further information.

(4)	Excludes goodwill, intangible assets and the associated amortization, net of tax. See Non-GAAP Financial Measures for further information.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in millions, except per share data)
Net interest income	$146	$124	$22	$410	$345	$65
Provision (benefit) for loan losses	1	(2)	3	18	(3)	21
Total noninterest income	171	107	64	448	341	107
Total noninterest expense	238	173	65	643	523	120
Provision for income taxes	15	12	3	37	33	4
Net income	$63	$48	$15	$160	$133	$27
Income per share
Basic	$1.12	$0.84	$0.28	$2.83	$2.32	$0.51
Diluted	$1.11	$0.83	$0.28	$2.80	$2.28	$0.52

Overview

In the third quarter of 2019 our results demonstrated the earnings potential of our unique business model as all three operating segments reported improved results as compared to the same period in the prior year. Third quarter financial results were characterized by growth in net interest income driven by strong balance sheet growth, higher noninterest income driven by net gain on loan sales and positive credit metrics.

Through the first nine months of 2019, average loans held for investment grew $2.3 billion or 10 percent compared to the same period in 2018 led by $1.4 billion of broad based growth in our commercial portfolio and a $0.9 billion increase in our consumer portfolio driven by non-auto indirect loans, mortgage loans and HELOCs. This loan growth was supported by the low cost deposits acquired through our 2018 banking acquisitions which drove a $1.6 billion increase in average total retail deposits.

Net gain on loan sales increased $68.0 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 driven by a 30 basis point increase in margin which was driven by our continued focus on price discipline, combined with efforts to optimize channel mix, volume and margin.

We also continued to grow our subservicing business for which we have increased the number of loans serviced or sub-serviced by 375,000 or 61 percent in the 12 months ended September 30, 2019, ending the third quarter of 2019 at 994,000 accounts. This business generates subservicing fee income and custodial deposits which are used to support loan growth or as an alternative funding source and have increased $1.8 billion for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Net Interest Income

Comparison to Prior Year Quarter

The following table presents details on our net interest margin and net interest income on a consolidated basis:

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$3,786	$40	4.22%	$4,393	$52	4.69%
Loans held-for-investment
Residential first mortgage	3,282	29	3.58%	3,027	27	3.63%
Home equity	934	13	5.37%	695	9	5.12%
Other	658	10	5.99%	128	2	5.54%
Total consumer loans	4,874	52	4.24%	3,850	38	3.96%
Commercial real estate	2,594	35	5.39%	2,106	29	5.37%
Commercial and industrial	1,767	22	4.97%	1,330	18	5.28%
Warehouse lending	2,508	32	5.00%	1,586	21	5.10%
Total commercial loans	6,869	89	5.14%	5,022	68	5.26%
Total loans held-for-investment (1)	11,743	141	4.77%	8,872	106	4.70%
Loans with government guarantees	574	4	2.78%	292	3	4.20%
Investment securities	2,713	17	2.63%	3,100	21	2.81%
Interest-earning deposits	181	1	2.22%	129	1	2.38%
Total interest-earning assets	18,997	203	4.27%	16,786	183	4.32%
Other assets	2,200			1,825
Total assets	$21,197			$18,611
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,388	$3	0.88%	$727	$3	1.62%
Savings deposits	3,262	10	1.20%	3,229	7	0.90%
Money market deposits	722	1	0.34%	252	—	0.62%
Certificates of deposit	2,583	15	2.40%	2,150	10	1.78%
Total retail deposits	7,955	29	1.45%	6,358	20	1.27%
Government deposits
Demand deposits	324	—	0.61%	283	1	0.59%
Savings deposits	619	3	1.73%	564	2	1.48%
Certificates of deposit	310	1	1.76%	327	1	1.52%
Total government deposits	1,253	4	1.45%	1,174	4	1.28%
Wholesale deposits and other	744	5	2.42%	537	3	2.03%
Total interest-bearing deposits	9,952	38	1.52%	8,069	27	1.32%
Short-term Federal Home Loan Bank advances and other borrowings	1,910	10	2.24%	3,465	18	2.10%
Long-term Federal Home Loan Bank advances	536	2	1.72%	1,280	7	2.11%
Other long-term debt	495	7	5.60%	494	7	5.62%
Total interest-bearing liabilities	12,893	57	1.79%	13,308	59	1.75%
Noninterest-bearing deposits
Retail deposits and other	1,315			1,298
Custodial deposits (2)	4,550			1,969
Total Noninterest-bearing deposits	5,865			3,267
Other liabilities	717			522
Stockholders’ equity	1,722			1,514
Total liabilities and stockholders' equity	$21,197			$18,611
Net interest income		$146			$124
Interest rate spread (3)			2.48%			2.57%
Net interest margin (4)			3.05%			2.93%
Ratio of average interest-earning assets to interest-bearing liabilities			147.3%			126.1%

(1)	Includes nonaccrual loans. For further information on nonaccrual loans, see Note 4 - Loans Held-for-Investment.

(2)	Approximately 80 percent includes custodial deposits from loans subserviced which pay interest that is recognized as an offset in net loan administration income.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30,
	2019 Versus 2018 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$(5)	$(7)	$(12)
Loans held-for-investment
Residential first mortgage	—	2	2
Home equity	1	3	4
Other	1	7	8
Total consumer loans	2	12	14
Commercial real estate	(1)	7	6
Commercial and industrial	(2)	6	4
Warehouse lending	(1)	12	11
Total commercial loans	(4)	25	21
Total loans held-for-investment	(2)	37	35
Loans with government guarantees	(2)	3	1
Investment securities	(1)	(3)	(4)
Total interest-earning assets	$(10)	$30	$20
Interest-Bearing Liabilities
Interest-bearing deposits	$5	$6	$11
Short-term Federal Home Loan Bank advances and other borrowings	—	(8)	(8)
Long-term Federal Home Loan Bank advances	(1)	(4)	(5)
Total interest-bearing liabilities	4	(6)	(2)
Change in net interest income	$(14)	$36	$22

Net interest income increased $22 million, or 18 percent, for the three months ended September 30, 2019, compared to the same period in 2018. The increase was primarily driven by growth in average interest earning assets led by continued growth in the loans held-for-investment portfolio along with $1.9 billion growth in total deposits as a result of our 2018 banking acquisition and $2.6 billion growth in noninterest bearing custodial deposits driven by elevated refinancing activity and growth in our servicing business. This growth resulted in a 48 percent reduction of funding from FHLB advances.

•
Net interest margin expanded 12 basis points to 3.05 percent, as compared to 2.93 percent, primarily due to channel mix with broad-based growth across the commercial portfolios and non-auto indirect portfolio along with a reduction in funding costs driven by growth in noninterest bearing custodial balances. This was partially offset by higher average rate on total retail deposits driven by higher short term market rates compared to the same period a year ago.

•
Average interest-earning assets increased $2.2 billion primarily due to growth in our LHFI portfolio partially offset by a decrease in LHFS average balances. Average commercial loans increased $1.8 billion with broad-based growth across the CRE and C&I loan portfolios. Average warehouse loans increased $0.9 billion benefiting from growth in the overall mortgage market driven by a lower interest rate environment. Our consumer loan portfolio increased by $1.0 billion, as we continued to grow our non-auto indirect portfolio as well as HELOC and first mortgage loans. The LHFS portfolio decreased $607 million primarily due to managing the held for sale portfolio to lower balances to facilitate higher yielding asset growth.

•
Average interest-bearing liabilities decreased $415 million. This was primarily due to a $2.3 billion reduction in FHLB advances which were replaced by a $1.9 billion increase in average interest-bearing deposits and a $2.6 billion increase in average noninterest-bearing deposits led by higher custodial deposits driven by elevated refinance activity and growth in our subservicing business.

Comparison to Prior Year to Date

The following table presents details on our net interest margin and net interest income on a consolidated basis:

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$3,532	$119	4.48%	$4,265	$142	4.44%
Loans held-for-investment
Residential first mortgage	3,158	85	3.61%	2,893	76	3.52%
Home equity	832	34	5.50%	681	26	5.13%
Other	512	25	6.51%	71	3	5.37%
Total consumer loans	4,502	144	4.29%	3,645	105	3.86%
Commercial real estate	2,414	102	5.56%	2,026	79	5.12%
Commercial and industrial	1,702	67	5.20%	1,269	51	5.26%
Warehouse lending	1,898	74	5.17%	1,312	51	5.08%
Total commercial loans	6,014	243	5.34%	4,607	181	5.15%
Total loans held-for-investment (1)	10,516	387	4.89%	8,252	286	4.58%
Loans with government guarantees	511	11	2.88%	288	8	3.86%
Investment securities	2,957	61	2.77%	3,127	64	2.74%
Interest-earning deposits	177	3	2.38%	118	2	1.95%
Total interest-earning assets	17,693	581	4.37%	16,050	502	4.15%
Other assets	2,184			1,784
Total assets	$19,877			$17,834
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,311	$8	0.80%	$660	$4	0.89%
Savings deposits	3,181	26	1.10%	3,376	21	0.85%
Money market deposits	748	2	0.31%	235	1	0.54%
Certificates of deposit	2,561	44	2.29%	1,927	24	1.64%
Total retail deposits	7,801	80	1.37%	6,198	50	1.09%
Government deposits
Demand deposits	298	1	0.62%	256	1	0.54%
Savings deposits	582	8	1.76%	512	5	1.29%
Certificates of deposit	304	4	1.81%	369	4	1.34%
Total government deposits	1,184	13	1.49%	1,137	10	1.14%
Wholesale deposits and other	518	9	2.35%	325	5	1.99%
Total interest-bearing deposits	9,503	102	1.44%	7,660	65	1.13%
Short-term Federal Home Loan Bank advances and other borrowings	2,420	44	2.45%	3,713	50	1.81%
Long-term Federal Home Loan Bank advances	349	4	1.71%	1,283	21	2.15%
Other long-term debt	495	21	5.76%	494	21	5.53%
Total interest-bearing liabilities	12,767	171	1.80%	13,150	157	1.58%
Noninterest-bearing deposits
Retail deposits and other	1,278			1,043
Custodial deposits (2)	3,524			1,678
Total Noninterest-bearing deposits	4,802			2,721
Other liabilities	650			495
Stockholders’ equity	1,658			1,468
Total liabilities and stockholders' equity	$19,877			$17,834
Net interest income		$410			$345
Interest rate spread (3)			2.57%			2.57%
Net interest margin (4)			3.07%			2.85%
Ratio of average interest-earning assets to interest-bearing liabilities			138.6%			122.1%

(1)	Includes nonaccrual loans. For further information on nonaccrual loans, see Note 4 - Loans Held-for-Investment.

(2)	Approximately 80 percent includes custodial deposits from loans subserviced which pay interest that is recognized as an offset in net loan administration income.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the components of interest-earning assets and interest-bearing liabilities consistent with the quarter to date table above.

	Nine Months Ended September 30,
	2019 Versus 2018 Increase (Decrease) Due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$1	$(24)	$(23)
Loans held-for-investment
Residential first mortgage	2	7	9
Home equity	2	6	8
Other	4	18	22
Total consumer loans	8	31	39
Commercial real estate	8	15	23
Commercial and industrial	(1)	17	16
Warehouse lending	1	22	23
Total commercial loans	8	54	62
Total loans held-for-investment	16	85	101
Loans with government guarantees	(3)	6	3
Investment securities	—	(3)	(3)
Interest-earning deposits and other	—	1	1
Total interest-earning assets	$14	$65	$79
Interest-Bearing Liabilities
Interest-bearing deposits	$21	$16	$37
Short-term Federal Home Loan Bank advances and other borrowings	12	(18)	(6)
Long-term Federal Home Loan Bank advances	(2)	(15)	(17)
Other long-term debt	—	—	—
Total interest-bearing liabilities	31	(17)	14
Change in net interest income	$(17)	$82	$65

Net interest income increased $65 million, or 18.8 percent, for the nine months ended September 30, 2019, compared to the same period in 2018. The increase was primarily driven by growth in average interest earning assets led by continued growth in the loans held-for-investment portfolio which was supported by a $2.1 billion increase in noninterest bearing deposits and $1.8 billion growth in custodial deposits which resulted in 45 percent lower FHLB advances.

•
Net interest margin expanded 22 basis points to 3.07 percent, as compared to 2.85 percent, primarily due to growth in our higher yielding commercial loan portfolio and a reduction in funding costs driven by growth in noninterest bearing deposits and custodial balances.

•
Average interest-earning assets increased $1.6 billion primarily due to growth in our LHFI portfolio partially offset by a decrease in LHFS average balances. Average commercial loans increased $1.4 billion with broad based growth across the CRE, C&I and warehouse portfolios. Our consumer loan portfolio increased by $0.9 billion, as we continued to grow our high quality non-auto indirect portfolio as well as HELOC and first mortgage loans. The LHFS portfolio decreased $0.7 billion primarily due to managing the held for sale portfolio to lower balances to facilitate higher yielding asset growth.

•
Average interest-bearing liabilities decreased $383 million. This was primarily due to a $2.2 billion reduction in FHLB advances, partially offset by a $1.8 billion increase in average interest-bearing deposits driven by deposits acquired from the Wells Fargo in December of 2018. Further supporting asset growth, our noninterest bearing liabilities increased $2.1 billion, driven by higher custodial and noninterest bearing deposits.

Provision for Loan Losses

The provision for loan losses was $1 million and $18 million for the three and nine months ended September 30, 2019, respectively. The low level of provision and net charge offs over the most recent three month period reflects our strong asset quality, low delinquencies and no nonperforming commercial loans at September 30, 2019. For the most recent nine month period, the higher provision was primarily due to the $29 million net charge off of the Live Well loan which has been fully resolved partially offset by a reduction in the allowance balance due to reduced inherent risk in the consumer portfolio.

The provision for loan losses was a benefit of $2 million and $3 million for the three and nine months ended September 30, 2018, respectively. These benefits were driven by favorable asset quality trends partially offset by provisioning to support interest earning asset growth.

For further information on the provision for loan losses see MD&A - Credit Quality.

Noninterest Income

The following tables provide information on our noninterest income along with other mortgage metrics:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in millions)
Net gain on loan sales	$110	$43	$67	$234	$166	$68
Loan fees and charges	29	23	6	70	67	3
Net return on mortgage servicing rights	(2)	13	(15)	9	26	(17)
Loan administration income	5	5	—	22	15	7
Deposit fees and charges	10	5	5	28	15	13
Other noninterest income	19	18	1	85	52	33
Total noninterest income	$171	$107	$64	$448	$341	$107

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)	$9,197	$8,290	$907	$24,143	$25,024	$(881)
Net margin on mortgage rate lock commitments (fallout-adjusted) (1)(2)	1.20%	0.51%	0.69%	0.96%	0.66%	0.30%
Mortgage loans sold and securitized	$8,186	$8,423	$(237)	$22,194	$24,930	$(2,736)

(1)
Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by estimates of the percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and impact of changes in interest rates.

(2)
Gain on sale margin is based on net gain on loan sales (excludes net gain on loan sales of $2 million from loans transferred from LHFI during the nine months ended September 30, 2019) to fallout-adjusted mortgage rate lock commitments.

Comparison to Prior Year Quarter

Noninterest income increased $64 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to the following:

•
Net gain on loan sales increased $67 million, primarily due to a 69 basis point improvement in gain on sale margin resulting from improved market conditions, a focus on price discipline, combined with efforts to optimize volume and margin in the current quarter, in addition to $907 million higher fallout-adjusted locks.

•
Loan fees and charges increased $6 million driven by higher subservicing ancillary fees from an increase of 330,000 loans being subserviced. Net loan administration income was flat as higher subservicing fees were offset by higher interest credits on custodial deposits which were elevated in the third quarter of 2019 due to higher refinance activity.

•	Deposit fees and charges increased $5 million, driven by growth in our customer and deposit base as a result of our 2018 branch acquisitions.

•
Net return on MSRs, including the impact of hedges, decreased $15 million compared to the prior period, primarily due to higher prepayments driven by higher refinance activity in the third quarter of 2019 as compared to the third quarter of 2018.

Comparison to Prior Year to Date

Noninterest income increased $107 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to the following:

•
Net gain on loan sales increased $68 million, primarily due to a 30 basis point improvement in gain on sale margin resulting from improved market conditions, a focus on price discipline, combined with efforts to optimize volume and margin, despite $881 million lower fallout-adjusted locks.

•
Other noninterest income increased $33 million primarily due to the DOJ Liability fair value adjustment of $25 million in the second quarter of 2019. The remaining increase was primarily driven by higher fee based income generated on our commercial loan portfolio.

•	Deposit fees and charges increased $13 million, driven by growth in our customer and deposit base as a result of our 2018 branch acquisitions.

•
Loan administration income increased $7 million, primarily due to growth in the average number of subserviced loans by 515,292, partially offset by an increase in refinancing activity driving higher interest on custodial deposits.

•	Loan fees and charges increased $3 million, primarily due to $2.7 billion lower mortgage originations.

•	Net return on MSRs, including the impact of hedges, decreased $17 million, primarily due to higher prepayments as long-term market rates have declined in 2019 driving higher refinance activity.

Noninterest Expense

The following table sets forth the components of our noninterest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in millions)
Compensation and benefits	$98	$76	$22	$275	$236	$39
Occupancy and equipment	40	31	9	118	91	27
Commissions	38	21	17	76	64	12
Loan processing expense	22	14	8	60	43	17
Legal and professional expense	6	7	(1)	18	19	(1)
Federal insurance premiums	5	6	(1)	14	18	(4)
Intangible asset amortization	3	1	2	11	—	11
Other noninterest expense	26	17	9	71	52	19
Total noninterest expense	$238	$173	$65	$643	$523	$120
Efficiency ratio	75.2%	74.6%	0.6%	75.0%	76.2%	(1.2)%
Average number of FTE	4,163	3,570	593	4,071	3,617	454

Noninterest expense increased $65 million and $120 million, respectively, for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018. The increase for both periods has been primarily driven by growth in our community banking business as a result of our 2018 banking acquisitions, growth in our servicing business and a shift toward our retail mortgage origination channel which results in higher commission expense.

The following provides further information related to the increase in noninterest expense:

Comparison to Prior Year Quarter

•
Compensation and benefits increased $22 million, or 29 percent, primarily due to higher average FTE as a result of our December 2018 banking acquisition and growth in our servicing business along with higher compensation expense driven by our recent performance.

•
Commissions increased $17 million, or 81 percent, primarily from an increase in retail mortgage originations supporting higher gain on sale and the achievement of performance hurdles resulting in higher payout rates.

•	Occupancy and equipment and other noninterest expense both increased $9 million primarily driven by growth in our businesses as a result of acquisitions.

•	Loan processing expense increased $8 million, primarily due to higher subservicing expenses resulting from a 67 percent growth in number of loans subserviced for others.

•	Intangible asset amortization increased $2 million, due to intangible assets associated with our December 2018 acquisition.

Comparison to Prior Year to Date

•	Compensation and benefits increased $39 million, or 17 percent, primarily due to higher average FTE driven by our 2018 banking acquisitions.

•	Commissions increased $12 million primarily from an increase in retail mortgage originations supporting higher gain on sale and the achievement of performance hurdles resulting in higher payout rates.

•	Occupancy and equipment and other noninterest expense increased $27 million and $19 million, respectively, primarily driven by strategic acquisitions.

•	Loan processing expense increased $17 million, primarily due to higher subservicing expenses resulting from growth in our subservicing business.

•	Intangible asset amortization increased $11 million, due to intangible assets associated with our 2018 acquisitions.

Provision for Income Taxes

Our provision for income taxes for the three and nine months ended September 30, 2019 was $15 million and $37 million, respectively, compared to a provision of $12 million and $33 million for the three and nine months ended September 30, 2018, respectively.

Our effective tax rate for the three and nine months ended September 30, 2019 was 18.4 percent and 18.6 percent, respectively, compared to 20.0 percent and 20.1 percent for the three and nine months ended September 30, 2018, respectively. Our effective tax rate differs from the combined federal and state statutory tax rate primarily due to non-taxable bank owned life insurance and other tax-exempt earnings, partially offset by nondeductible expenses.

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

Community Banking

Our Community Banking segment serves commercial, governmental and consumer customers in our banking footprint which spans throughout Michigan, Indiana, California, Wisconsin, Ohio and contiguous states. We also serve home builders, correspondents, and commercial customers on a national basis. The Community Banking segment originates and purchases loans, while also providing deposit and fee based services to consumer, business, and mortgage lending customers.

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

Our Community Banking segment has seen continued growth, both organically and through strategic acquisitions. In the last 12 months, our commercial and consumer loan portfolios have grown 51 percent and 11 percent to $7.6 billion and $4.9 billion, respectively. Average deposits for the nine months ended September 30, 2019 have increased to $10.2 billion, compared to $8.6 billion for the same period in 2018 driven by branch acquisitions in 2018 which expanded our banking footprint.

	Three Months Ended September 30,			Nine Months Ended September 30,
Community Banking	2019	2018	Change	2019	2018	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$115	$81	$34	$326	$231	$95
(Provision) benefit for loan losses	—	(1)	1	(18)	(2)	(16)
Net interest income after (provision) benefit for loan losses	115	80	35	308	229	79
Net (loss) on loan sales	(8)	(3)	(5)	(23)	(10)	(13)
Other noninterest income	17	10	7	44	27	17
Total noninterest income	9	7	2	21	17	4
Compensation and benefits	(26)	(17)	(9)	(74)	(51)	(23)
Other noninterest expense and directly allocated overhead	(44)	(27)	(17)	(131)	(81)	(50)
Total noninterest expense	(70)	(44)	(26)	(205)	(132)	(73)
Income before indirect overhead allocations and income taxes	54	43	11	124	114	10
Indirect overhead allocations	(10)	(9)	(1)	(30)	(29)	(1)
Provision (benefit) for income taxes	9	7	2	20	18	2
Net income	$35	$27	$8	$74	$67	$7
Key Metrics
Efficiency Ratio	56.6%	51.2%	5.4%	59.0%	53.5%	5.5%
Return on average assets	1.1%	1.2%	(0.1)%	0.9%	1.1%	(0.2)%
Average number of FTE employees	1,330	846	484	1,325	811	514

Comparison to Prior Year Quarter

The Community Banking segment reported net income of $35 million for the three months ended September 30, 2019, compared to $27 million for the three months ended September 30, 2018. The increase in net income was primarily due to $34 million growth in net interest income attributed to strong growth in both our commercial and consumer portfolios as supported by deposits acquired from our 2018 branch acquisitions. Growth in our operations also caused noninterest expense to increase $26 million for the three months ended September 30, 2019.

Comparison to Prior Year to Date

The Community Banking segment reported net income of $74 million for the nine months ended September 30, 2019, compared to $67 million for the nine months ended September 30, 2018. The increase in net income was primarily due to $95 million growth in net interest income attributed to growth in both our commercial and consumer loan portfolios, enhanced by our 2018 banking acquisitions. In addition, noninterest income increased, attributable to deposit fees from our expanded branch network as well as stronger commercial loan fees. Provision for loan losses increased $16 million primarily due to the $29 million net charge off of the Live Well loan which has been fully resolved. To support our investments relating to organic growth, acquisitions, and the diversification of our product offerings, our operating costs increased $73 million.

Mortgage Originations

We are a leading national originator of residential first mortgages. Our Mortgage Origination segment utilizes multiple distribution channels to originate or acquire one-to-four family residential mortgage loans on a national scale, primarily to sell. We originate certain mortgage loans, including certain jumbo and non-conforming loans, for our LHFI portfolio which generate interest income in the Community Banking segment. The Community Banking segment purchases these loans from the Mortgage Origination segment which results in the recognition of a gain on loan sales by the Mortgage Origination segment and a loss on loan sales in the Community Banking segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
Mortgage Originations	2019	2018	Change	2019	2018	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$27	$36	$(9)	$73	$100	$(27)
(Provision) benefit for loan losses	(1)	—	(1)	(1)	(1)	—
Net interest income after (provision) benefit for loan losses	26	36	(10)	72	99	(27)
Net gain on loan sales	118	46	72	257	176	81
Other noninterest income	15	30	(15)	49	76	(27)
Total noninterest income	133	76	57	306	252	54
Compensation and benefits	(30)	(26)	(4)	(83)	(83)	—
Other noninterest expense and directly allocated overhead	(72)	(41)	(31)	(161)	(129)	(32)
Total noninterest expense	(102)	(67)	(35)	(244)	(212)	(32)
Income before indirect overhead allocations and income taxes	57	45	12	134	139	(5)
Indirect overhead allocation	(10)	(16)	6	(30)	(51)	21
Provision (benefit) for income taxes	10	6	4	22	18	4
Net income	$37	$23	$14	$82	$70	$12
Key Metrics
Mortgage rate lock commitments (fallout-adjusted) (1)	$9,197	$8,290	$907	$24,143	$25,024	$(881)
Efficiency Ratio	64.3%	59.8%	4.5%	65.0%	60.9%	4.1%
Return on average assets	2.7%	1.6%	1.1%	1.7%	1.3%	0.4%
Average number of FTE employees	1,429	1,464	(35)	1,358	1,575	(217)

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.

Comparison to Prior Year Quarter

The Mortgage Originations segment reported net income of $37 million for the three months ended September 30, 2019 and $23 million for the three months ended September 30, 2018. Net gain on loan sales increased $72 million driven by $907 million higher fallout adjusted mortgage rate locks and 69 basis points higher margin resulting from improved market conditions and a shift in channel mix toward higher margin retail channels. Higher net gain on loan sales were partially offset by higher other noninterest expense of $31 million driven by higher commissions and increased expense related to the channel mix shift towards retail along with a $9 million decrease in net interest income primarily due to a decrease of $607 million in average LHFS balances which supported higher yielding asset growth in the community banking segment and a $15 million decrease in net return on MSRs primarily due to increased runoff as a result of higher refinance activity driven by lower interest rates.

Comparison to Prior Year to Date

The Mortgage Originations segment reported net income of $82 million for the nine months ended September 30, 2019, compared to $70 million for the nine months ended September 30, 2018. Net gain on loan sales increased $81 million, driven by higher margin resulting from improved market conditions and a shift in channel mix toward higher margin retail channels. Higher net gain on loan sales were partially offset by a $27 million decrease in net interest income resulting from $733 million lower average LHFS balances which supported higher yielding asset growth in the community banking segment. Other noninterest income decreased $27 million primarily driven by a $2.7 billion decline in origination volume and $17 million decrease in net return on MSRs primarily related to increased runoff as a result of higher refinance activity driven by lower interest rates. In addition, noninterest expense increased $32 million driven by higher commissions due to volume and increased expense related to the channel mix shift towards retail.

Mortgage Servicing

The Mortgage Servicing segment services loans when we hold the MSR asset and subservices mortgage loans for others through a scalable servicing platform on a fee for service basis. We may also collect other ancillary fees on loans serviced and earn income through the use of noninterest-bearing escrows. The loans we service generate custodial deposits which provide a stable funding source which supports interest-earning asset generation in the Community Bank and Mortgage Origination segments. Custodial deposits arise due to our servicing or subservicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. For certain subservice agreements, these deposits require us to credit the MSR owner interest against subservicing fees we charge. This cost is a component of net loan administration income. The Mortgage Servicing segment also services loans for our LHFI portfolio in the Community Banking segment and our own MSR portfolio in the Mortgage Originations segment for which it earns intersegment revenue on a fee per loan basis.

	Three Months Ended September 30,			Nine Months Ended September 30,
Mortgage Servicing	2019	2018	Change	2019	2018	Change
	(Dollars in millions)
Summary of Operations
Net interest income after (provision) for loan losses	$5	$2	$3	$11	$5	$6
Total noninterest income	40	24	16	113	65	48
Compensation and benefits	(7)	(4)	(3)	(19)	(13)	(6)
Other noninterest expense and directly allocated overhead	(24)	(18)	(6)	(73)	(49)	(24)
Total noninterest expense	(31)	(22)	(9)	(92)	(62)	(30)
Income before indirect overhead allocations and income taxes	14	4	10	32	8	24
Indirect overhead allocations	(4)	(5)	1	(13)	(15)	2
Provision (benefit) for income taxes	2	—	2	4	(2)	6
Net income (loss)	$8	$(1)	$9	$15	$(5)	$20
Key Metrics
Average number of loans serviced and subserviced	988,251	591,769	396,482	979,353	515,292	464,061
Efficiency Ratio	68.9%	86.9%	(18.0)%	74.2%	88.6%	(14.4)%
Return on average assets	80.7%	(14.5)%	95.2%	41.8%	(24.5)%	66.3%
Average number of FTE employees	300	238	62	286	221	65

The following table presents loans serviced and the number of accounts associated with those loans.

	September 30, 2019		December 31, 2018		September 30, 2018
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$171,145	826,472	$146,040	705,149	$106,297	494,950
Serviced for others	25,039	106,992	21,592	88,434	21,835	88,410
Serviced for own loan portfolio (3)	8,058	60,088	7,438	57,401	8,033	35,185
Total loans serviced	$204,242	993,552	$175,070	850,984	$136,165	618,545

(1)	UPB, net of write downs, does not include premiums or discounts.

(2)	Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs. Includes repossessed assets.

(3)	Includes LHFI (residential first mortgage, home equity and other consumer), LHFS (residential first mortgage), loans with government guarantees (residential first mortgage), and repossessed assets.

Comparison to Prior Year Quarter

The Mortgage Servicing segment reported net income of $8 million for the three months ended September 30, 2019, compared to net loss of $1 million for the three months ended September 30, 2018. The $9 million increase in net income was primarily driven by a 64 percent increase in the average number of loans serviced or sub-serviced, during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. This drove a $16 million increase in noninterest income and a $3 million increase in net interest income after provision for loan losses as a result of higher average custodial balances, partially offset by $9 million higher noninterest expense to support business growth.

Comparison to Prior Year to Date

The Mortgage Servicing segment reported net income of $15 million for the nine months ended September 30, 2019, compared to a net loss of $5 million for the nine months ended September 30, 2018. The $20 million improvement in net income was primarily driven by a 78 percent increase in the average number of loans serviced or sub-serviced, during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. This drove a $44 million increase in loan administration income and a $4 million increase in other ancillary income, partially offset by a $30 million increase in noninterest expense to support business growth.

Other

The Other segment includes the treasury functions, which include the impact of interest rate risk management, balance sheet funding activities and the investment securities portfolios, as well as other expenses of a corporate nature, including corporate staff, risk management, and legal expenses which are charged to the line of business segments. In addition, the Other segment includes revenue and expenses not directly assigned or allocated to the Community Banking, Mortgage Originations or Mortgage Servicing segments.

	Three Months Ended September 30,			Nine Months Ended September 30,
Other	2019	2018	Change	2019	2018	Change
	(Dollars in millions)
Summary of Operations
Net interest income (1)	$(1)	$5	$(6)	$—	$9	$(9)
(Provision) benefit for loan losses	—	3	(3)	1	6	(5)
Net interest income (expense) after (provision) benefit for loan losses	(1)	8	(9)	1	15	(14)
Total noninterest income (1)	(11)	—	(11)	8	7	1
Compensation and benefits	(35)	(29)	(6)	(99)	(89)	(10)
Other noninterest expense and directly allocated overhead (1)	—	(11)	11	(3)	(28)	25
Total noninterest expense	(35)	(40)	5	(102)	(117)	15
Income (loss) before indirect overhead allocations and income taxes	(47)	(32)	(15)	(93)	(95)	2
Indirect overhead allocations	24	30	(6)	73	95	(22)
Provision (benefit) for income taxes	(6)	(1)	(5)	(9)	(1)	(8)
Net income (loss)	$(17)	$(1)	$(16)	$(11)	$1	$(12)
Key Metrics
Average number of FTE employees	1,104	1,022	82	1,102	1,010	92

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

Comparison to Prior Year Quarter

The Other segment reported a net loss of $17 million, for the three months ended September 30, 2019, compared to a net loss of $1 million for the three months ended September 30, 2018. The $16 million decrease was primarily due to a decrease in net interest income as a result of the Bank’s overall asset sensitive position and the drop in rates relative to the rate environment in the third quarter of 2018. Additionally, there was a $3 million benefit for loan losses from ALLL estimate changes not allocated to any other segment that occurred in the three months ended September 30, 2018, which did not recur this year.

Comparison to Prior Year to Date

The Other segment reported a net loss of $11 million for the nine months ended September 30, 2019, compared to net income of $1 million for the nine months ended September 30, 2018. The decrease in net income was primarily due to a reduction in net interest income as a result of the Bank’s overall asset sensitive position and the drop in rates relative to the rate environment in the third quarter of 2018. Additionally, the benefit for loan losses from ALLL estimate changes not allocated to any other segment were $5 million higher in the nine month period ended September 30, 2018 as compared to the current year.

Risk Management

Certain risks are inherent in our business and include, but are not limited to operational, strategic, credit, regulatory compliance, legal, reputation, liquidity, market and cyber. We continuously invest in our risk management activities which are focused on ensuring we properly identify, measure and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. We hold capital to protect us from unexpected loss arising from these risks.

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

We maintain credit limits in compliance with regulatory requirements. Under the Home Owners Loan Act (HOLA), the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 and Tier 2 capital plus any portion of the allowance for credit losses not included in the Tier 2 capital. This limit was $267.2 million as of September 30, 2019. We maintain a more conservative maximum internal Bank credit limit than required by HOLA of $100 million to any one borrower/obligor relationship, with the exception of warehouse borrower/obligor relationships which have a higher internal Bank limit of $125 million as all advances are fully collateralized by residential mortgage loans and this asset class has had very low levels of historical loss. We have a tracking and reporting process to monitor lending concentration levels and all credit exposures to a single or related borrower that exceed $50 million must be approved by the Board of Directors.

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

We have built our consumer loan portfolio by adding high quality first mortgage loans to our balance sheet making up 66 percent of our total consumer loan portfolio at September 30, 2019. We have also grown our home equity loans and lines of credit as well as our other consumer loan portfolio, led by our non-auto indirect lending business, which makes up 75% of the 'other consumer' loan portfolio. The consumer loan portfolio has been built on strong underwriting criteria and within concentration limits intended to diversify our risk profile.
Loans held-for-investment

The following table summarizes loans held-for-investment by category:

	September 30, 2019	December 31, 2018	Change
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,258	$2,999	$259
Home equity (1)	985	731	254
Other	693	314	379
Total consumer loans	4,936	4,044	892
Commercial loans
Commercial real estate	2,697	2,152	545
Commercial and industrial	1,700	1,433	267
Warehouse lending	3,215	1,459	1,756
Total commercial loans	7,612	5,044	2,568
Total loans held-for-investment	$12,548	$9,088	$3,460

(1)	Includes second mortgages, HELOCs and HELOANs.

We continue to strengthen our Community Banking segment by growing interest earning assets. Our commercial loan portfolio has grown $2.6 billion, or 51 percent, from December 31, 2018 to September 30, 2019, led by growth in our warehouse lending portfolio due to increased refinance activity in the mortgage industry. In addition, our consumer loan portfolio has increased $892 million, or 22 percent, from December 31, 2018 to September 30, 2019, led by a $379 million increase in other consumer loans, primarily due to growth in our non-auto indirect lending business, and a $259 million increase in residential first mortgage loans.

Residential first mortgage loans. We originate or purchase various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies and that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. As of September 30, 2019, loans in this portfolio had an average FICO of 756 and an average LTV of 70 percent.

The following table presents our total residential first mortgage LHFI by major category:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Estimated LTVs (1)
Less than 80% and refreshed FICO scores (2):
Equal to or greater than 660	$2,397	$2,462
Less than 660	89	54
80% and greater and refreshed FICO scores (2):
Equal to or greater than 660	672	448
Less than 660	96	29
U.S. government guaranteed	4	6
Total	$3,258	$2,999
Geographic region
California	$1,274	$1,238
Michigan	433	314
Texas	221	193
Washington	211	195
Florida	188	195
Illinois	100	103
Colorado	84	72
Arizona	78	72
New York	68	73
Maryland	52	57
Others	549	487
Total	$3,258	$2,999

(1)	LTVs reflect loan balance at the date reported, as a percentage of property values as appraised at loan origination.

(2)	FICO scores are updated at least on a quarterly basis or more frequently, if available.

The following table presents our total residential first mortgage LHFI as of September 30, 2019, by year of origination:

	2019	2018	2017	2016	2015 and Prior	Total
	(Dollars in millions)
Residential first mortgage loans	$825	$498	$587	$486	$862	$3,258
Percent of total	25.3%	15.3%	18.0%	14.9%	26.5%	100.0%

Home equity. Our home equity portfolio includes HELOANs, second mortgage loans, and HELOCs. These loans require full documentation and are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs and HELOCs is capped at 43 percent and 45 percent, respectively. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 660 for primary residences and 680 for second homes. Second mortgage loans and HELOANs are fixed rate loans and are available with terms up to 20 years. HELOC loans are variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. At September 30, 2019, HELOCs and HELOANs in a first lien position totaled $148 million. As of September 30, 2019, loans in this portfolio had an average FICO of 750 and an average CLTV of 68 percent.

Other consumer loans. Our other consumer loan portfolio consists of secured and unsecured loans originated through our indirect lending business, third party originations and our Community Banking segment. The following table presents our other consumer loan portfolio by purchase type.

	September 30, 2019		December 31, 2018
	Balance	% of Portfolio	Balance	% of Portfolio
	(Dollars in millions)
Indirect Lending	$519	74.9%	$153	48.7%
Point of Sale	58	8.4%	28	8.9%
Other	116	16.7%	133	42.4%
Total other consumer loans	$693	100%	$314	100%

At September 30, 2019, other consumer loans increased to $693 million compared to $314 million at December 31, 2018. The increase is primarily due to growth in our high quality non-auto indirect lending business, driven by our established relationships with dealers for the origination of boat and recreational vehicle consumer loans. As of September 30, 2019, loans in our indirect portfolio had an average FICO of 765. Point of sale loans include loans originated in conjunction with third-party financial technology companies.

Commercial real estate loans. The commercial real estate portfolio contains loans collateralized by diversified property types which are primarily income producing in the normal course of business. The majority of our retail exposure is to neighborhood strip centers and single tenant locations, which include drug stores. Generally, the maximum LTV is 80 percent, or 90 percent for owner-occupied real estate, and the minimum debt service coverage is 1.20. At September 30, 2019, our average LTV and average debt service coverage for our CRE portfolio was 49 percent and 2.55 times, respectively. Our CRE loans primarily earn interest at a variable rate.

We have established a national home builder finance program and at September 30, 2019, our commercial portfolio contained $2.0 billion in commitments with $911 million in outstanding loans. The majority of these loans are collateralized and included in our CRE portfolio while the remaining loans are unsecured and included in our C&I portfolio.

The following table presents our total CRE LHFI by collateral location and collateral type:

	MI	TX	CA	CO	FL	Other	Total	% by collateral type
	(Dollars in millions)
September 30, 2019
Home Builder	$1	$223	$104	$161	$99	$161	$749	27.8%
Owner Occupied	312	4	25	—	5	64	410	15.3%
Retail	202	—	6	4	—	119	331	12.3%
Multi family	134	58	9	1	32	115	349	12.9%
Office	136	18	16	—	2	53	225	8.3%
Hotel/motel	98	17	22	—	—	46	183	6.8%
Senior Living facility	47	26	—	—	—	68	141	5.2%
Industrial	45	—	10	—	1	28	84	3.1%
Parking garage/Lot	10	9	1	—	1	34	55	2.0%
Land - Residential	4	—	13	—	12	6	35	1.3%
Single family residence	26	—	—	—	—	2	28	1.0%
Shopping Mall	4	—	14	—	—	—	18	0.7%
Non Profit	1	—	2	1	3	3	10	0.4%
All Other (1)	8	22	7	2	7	33	79	2.9%
Total	$1,028	$377	$229	$169	$162	$732	$2,697	100.0%
Percent by state	38.1%	14.0%	8.5%	6.3%	6.0%	27.1%	100.0%

(1)	All other primarily includes: mini-storage facilities, data centers, movie theater, etc.

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

The following table presents our total C&I LHFI by borrower's geographic location and industry type as defined by North American Industry Classification System (NAICS):

	MI	CA	OH	WI	IN	TX	NY	SC	LA	CT	Other	Total	% by industry

September 30, 2019
Financial & Insurance	$26	$20	$24	$3	$15	$31	$73	$74	$22	$6	$104	$398	23.4%
Services	154	42	2	—	10	32	—	—	23	43	87	$393	23.1%
Manufacturing	156	5	43	8	1	13	—	—	—	—	60	$286	16.8%
Home Builder Finance	—	29	9	—	—	78	2	—	27	—	14	$159	9.4%
Distribution	139	11	2	—	2	—	—	—	—	—	16	$170	10.0%
Rental & Leasing	74	—	9	—	1	—	—	—	—	—	35	$119	7.0%
Healthcare	2	13	—	18	1	9	1	—	—	—	33	$77	4.5%
Government & Education	30	6	—	—	22	—	—	—	—	22	—	$80	4.7%
Servicing Advances	—	—	—	—	—	—	—	—	—	—	10	$10	0.6%
Commodities	3	—	—	—	1	—	—	—	—	—	4	$8	0.5%
Total	$584	$126	$89	$29	$53	$163	$76	$74	$72	$71	$363	$1,700	100.0%
Percent by state	34.4%	7.4%	5.2%	1.7%	3.1%	9.6%	4.5%	4.4%	4.2%	4.2%	21.4%	100.0%

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

Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at September 30, 2019 was $4.8 billion, of which $3.2 billion was outstanding, compared to $3.8 billion at December 31, 2018, of which $1.5 billion was outstanding.

Credit Quality

Trends in certain credit quality characteristics in our loan portfolios, remain strong and are a result of our focus on effectively managing credit risk through our careful underwriting standards and processes. The credit quality of our loan portfolios is demonstrated by low delinquency levels, minimal charge-offs and low levels of nonperforming loans over an extended period.

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

Nonperforming assets

The following table sets forth our nonperforming assets:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
LHFI
Consumer loans
Residential first mortgage	$14	$11
Home equity	1	1
Other Consumer	1	—
Total nonperforming LHFI	16	12
TDRs
Consumer loans
Residential first mortgage	8	8
Home equity	2	2
Total nonperforming TDRs	10	10
Total nonperforming LHFI and TDRs (1)	26	22
Real estate and other nonperforming assets, net	9	7
LHFS	17	10
Total nonperforming assets	$52	$39
Nonperforming assets to total assets (2)	0.16%	0.16%
Nonperforming LHFI and TDRs to LHFI	0.21%	0.24%
Nonperforming assets to LHFI and repossessed assets (2)	0.29%	0.32%

(1)	Includes less than 90 day past due performing loans placed on nonaccrual. Interest is not being accrued on these loans.

(2)	Ratio excludes LHFS, which are recorded at fair value.

The following table sets forth activity related to our total nonperforming LHFI and TDRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Beginning balance	$63	$27	$22	$29
Additions	4	1	82	9
Reductions
Principal payments	(39)	(1)	(41)	(5)
Charge-offs	(1)	—	(34)	(1)
Returned to performing status	(1)	(1)	(1)	(4)
Transfers to REO	—	(1)	(2)	(3)
Total nonperforming LHFI and TDRs (1)	$26	$25	$26	$25

(1)	Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

During the nine months ended September 30, 2019 and September 30, 2018, we did not have any sales of nonperforming loans. In the third quarter of 2019, we received proceeds in exchange for the collateral related to Live Well Financial, Inc. and we have no further exposure related to this borrower in our financial statements.

Delinquencies

The following table sets forth loans 30-89 days past due in our LHFI portfolio:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$7	$6
Home equity	2	1
Other	3	—
Total performing loans past due 30-89 days	$12	$7

Early stage delinquencies increased at September 30, 2019, as loans 30 to 89 days past due were $12 million, or 0.10 percent of total LHFI, compared to $7 million, or 0.08 percent of total LHFI, at December 31, 2018. For further information, see Note 4 - Loans Held-for-Investment.

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

The following table sets forth a summary of TDRs by performing status:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Performing TDRs
Consumer Loans
Residential first mortgage	$20	$22
Home equity	19	22
Commercial Loans
Total performing TDRs	39	44
Nonperforming TDRs
Nonperforming TDRs	3	3
Nonperforming TDRs, performing for less than six months	7	7
Total nonperforming TDRs	10	10
Total TDRs	$49	$54
ALLL on consumer TDR loans	$8	$10

At September 30, 2019 our total TDR loans decreased $5 million compared to December 31, 2018 primarily due to principal payments and payoffs out-pacing new additions. Of our total TDR loans, 79 percent and 82 percent were in performing status at September 30, 2019 and December 31, 2018, respectively. For further information, see Note 4 - Loans Held-for-Investment.

Allowance for Loan Losses

The ALLL represents management's estimate of probable losses that are inherent in our LHFI portfolio but which have not yet been realized. For further information, see Note 4 - Loans Held-for-Investment.

The ALLL was $110 million at September 30, 2019, compared to $128 million at December 31, 2018. The ALLL as a percentage of LHFI was 0.9 percent at September 30, 2019 compared to 1.4 percent at December 31, 2018. The decline in ALLL as a percentage of LHFI is reflective of strong credit quality, as loan growth in both the consumer and commercial loan portfolios consists of high credit quality assets, combined with sustained low delinquency and charge-off levels. At September 30, 2019, we had a 0.9 percent allowance coverage on both our consumer loan portfolio and our commercial loan portfolio.

The following table sets forth certain information regarding the allocation of our ALLL to each loan category:

	September 30, 2019
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Allowance as a Percent of Loan Portfolio
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,250	25.9%	$28	0.9%
Home Equity	982	7.8%	16	1.6%
Other	693	5.5%	6	0.9%
Total consumer loans	4,925	39.3%	50	1.0%
Commercial loans
Commercial real estate	2,697	21.5%	33	1.2%
Commercial and industrial	1,701	13.6%	22	1.3%
Warehouse lending	3,215	25.6%	5	0.2%
Total commercial loans	7,613	60.7%	60	0.8%
Total consumer and commercial loans (1)	$12,538	100.0%	$110	0.9%

(1)	Excludes loans carried under the fair value option.

	December 31, 2018
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Allowance as a Percentage of Loan Portfolio
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,991	32.9%	$38	1.3%
Home equity	729	8.0%	15	2.1%
Other consumer	314	3.5%	3	1.0%
Total consumer loans	4,034	44.4%	56	1.4%
Commercial loans
Commercial real estate	2,152	23.7%	48	2.2%
Commercial and industrial	1,433	15.8%	18	1.3%
Warehouse lending	1,459	16.1%	6	0.4%
Total commercial loans	5,044	55.6%	72	1.4%
Total loans held-for-investment (1)	$9,078	100.0%	$128	1.4%
(1) Excludes loans carried under the fair value option.

The following table presents changes in ALLL:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Beginning balance	$110	$137	$128	$140
Provision (benefit) for loan losses	1	(2)	18	(3)
Charge-offs
Consumer loans
Residential first mortgage	(1)	(2)	(3)	(3)
Home equity	(1)	—	(1)	(2)
Other consumer	(2)	—	(5)	(1)
Commercial loans
Commercial and industrial	—	—	(31)	—
Total charge offs	(4)	(2)	(40)	(6)
Recoveries
Consumer loans
Residential first mortgage	1	1	1	1
Home equity	1	—	2	2
Other consumer	—	—	—	—
Total consumer loans	2	1	3	3
Commercial loans
Commercial real estate	—	—	—	—
Commercial and industrial	1	—	1	—
Warehouse lending	—	—	—	—
Total commercial loans	1	—	1	—
Total recoveries	3	1	4	3
Charge-offs, net of recoveries	(1)	(1)	(36)	(3)
Ending balance	$110	$134	$110	$134
Net charge-off to LHFI ratio (annualized) (1)	0.02%	0.05%	0.52%	0.05%

(1)	Excludes loans carried at fair value.

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

Net interest income sensitivity

Management uses a simulation model to analyze the sensitivity of net interest income to changes in interest rates across various interest rate scenarios which demonstrates the level of interest rate risk inherent in the existing balance sheet. The analysis holds the current balance sheet values constant and does not take into account management intervention. In addition, we assume certain correlation rates, often referred to as a “deposit beta,” for interest-bearing deposits, wherein the rates paid to customers change relative to changes in benchmark interest rates. The effect on net interest income over a 12 month time horizon due to hypothetical changes in market interest rates is presented in the table below. In this interest rate shock simulation, as of the periods presented, interest rates have been adjusted by instantaneous parallel changes rather than in a ramp simulation which applies interest rate changes over time. All rates, short-term and long-term, are changed by the same amount (e.g. plus or minus 100 basis points) resulting in the shape of the yield curve remaining unchanged.

September 30, 2019
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$581	$38	7.0%
Constant	$543	$—	—%
(100)	$500	$(43)	(7.9)%
December 31, 2018
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$491	$13	2.7%
Constant	$478	$—	—%
(100)	$465	$(13)	(2.7)%

In the net interest income simulations, our balance sheet exhibits slight asset sensitivity. When interest rates rise our net interest income increases. Conversely, when interest rates fall our net interest income decreases. At September 30, 2019, the $65 million increase in net interest income in the constant scenario as compared to that at December 31, 2018 was primarily driven by the growth in our interest earning assets partially offset by lower short term market rates compared to the same period a year ago.

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

September 30, 2019					December 31, 2018
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change	Policy Limits
(Dollars in millions)
300	$2,768	12.5%	$25	0.9%	300	$1,617	8.8%	$(223)	(12.1)%	22.5%
200	$2,811	12.7%	$68	2.5%	200	$1,720	9.4%	$(120)	(6.5)%	15.0%
100	$2,811	12.7%	$68	2.5%	100	$1,794	9.8%	$(46)	(2.5)%	7.5%
Current	$2,743	12.4%	$—	—%	Current	$1,840	10.0%	$—	—%	—%
(100)	$2,621	11.8%	$(122)	(4.4)%	(100)	$1,849	10.1%	$9	0.5%	7.5%

Our balance sheet exhibits asset sensitivity in various interest rate scenarios. The increase in EVE is the result of the amount of assets that would be expected to reprice exceeding the amount of liabilities repriced in the +200 scenario. At September 30, 2019 and December 31, 2018, for each scenario shown, the percentage change in our EVE is within our Board policy limits.

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

Parent Company Liquidity

The Company currently obtains its liquidity primarily from dividends from the Bank. The primary uses of the Company's liquidity are debt service, external dividend payments and operating expenses, which include compensation and benefits, legal and professional expense and general administrative expenses. At September 30, 2019, the Company held $179 million of cash on deposit at the Bank, or 3.7 years of future cash outflows, external dividend payments and debt service coverage when excluding the redemption of $250 million of senior notes which mature on July 15, 2021.

The OCC and FRB regulate all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. A subsidiary of a savings and loan holding company, such as the Bank, is required to file a notice with the FRB and, in certain circumstances, application with the OCC at least 30 days prior to each proposed capital distribution. Pursuant to Federal Banking regulations, whether an application to the OCC is required is based on a number of factors including whether the institution qualifies as an eligible association under the OCC rules and regulations, the institution would not be at least adequately capitalized following the distribution or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. In addition, as a subsidiary of a savings and loan holding company, a 30-day notice from the Bank must be provided to the FRB prior to declaring or paying any dividend to the holding company. Additional restrictions on dividends apply if the Bank fails the QTL test. As of September 30, 2019, the bank is in compliance with the QTL test.

At September 30, 2019, the Bank is able to pay dividends to the holding company of approximately $305 million without submitting an application to the OCC and remain well capitalized.

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

Further, other sources of liquidity include our LHFS portfolio and unencumbered investment securities. We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, RMBS, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. In addition, we have the ability to sell unencumbered investment securities or use them as collateral. At September 30, 2019, we had $2,152 million available in unencumbered investment securities.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our LHFI portfolio is primarily funded with stable core deposits whereas our warehouse loans and LHFS may be funded with FHLB borrowings and custodial deposits. Warehouse loans are typically more liquid than other loan assets, as loans are repaid within a short amount of time, when the lender sells the loan to an outside investor or, in some instances, to the Bank. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's HFI loan-to-deposit ratio, was 74% percent for the three months ended September 30, 2019. Excluding warehouse loans, which have draws that typically pay off within a few weeks, and custodial deposits, which represent mortgage escrow accounts on deposit with the Bank, the HFI loan-to-deposit ratio was 82% percent for the three months ended September 30, 2019.

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

The following table presents primary sources of funding as of the dates indicated:

Liquidity Table

	September 30, 2019	December 31, 2018	Change
	(Dollars in millions)
Deposits
Retail deposits	$9,318	$8,854	$464
Government deposits	1,414	1,202	212
Wholesale deposits	635	583	52
Custodial deposits	4,378	1,741	2,637
Total deposits	$15,745	$12,380	$3,365
Borrowed Funds
Federal Home Loan Bank advances and other short-term debt	$2,979	$3,394	$(415)
Other long-term debt	496	495	1
Total borrowed funds	$3,475	$3,889	$(414)

The following table presents certain liquidity sources and borrowing capacity as of the dates indicated:

	September 30, 2019	December 31, 2018	Change
	(Dollars in millions)
Federal Home Loan Bank advances
Outstanding Advances	$2,975	$3,143	$(168)
Line of credit	—	—	—
Total used borrowing capacity	$2,975	$3,143	$(168)
Borrowing capacity
Collateralized borrowing capacity	$2,959	$2,810	$149
Line of credit available	30	30	—
Total unused borrowing capacity	$2,989	$2,840	$149
FRB discount window
Collateralized borrowing capacity	$251	$409	$(158)
Unencumbered investment securities
Agency - Commercial	$1,280	$737	$543
Agency - Residential	779	475	304
Municipal obligations	28	28	—
Corporate debt obligations	64	41	23
Other	1	1	—
Total unencumbered investment securities	$2,152	$1,282	$870

Deposits

The following table presents a composition of our deposits:

	September 30, 2019		December 31, 2018
	Balance	% of Deposits	Balance	% of Deposits	Change
	(Dollars in millions)
Retail deposits
Branch retail deposits
Demand deposit accounts	$1,249	7.9%	$1,297	10.5%	$(48)
Savings accounts	2,913	18.5%	2,812	22.7%	101
Money market demand accounts	520	3.3%	628	5.1%	(108)
Certificates of deposit/CDARS (1)	2,558	16.2%	2,387	19.3%	171
Total branch retail deposits	7,240	46.0%	7,124	57.6%	116
Commercial deposits (2)
Demand deposit accounts	1,503	9.5%	1,243	10.0%	260
Savings accounts	380	2.4%	314	2.5%	66
Money market demand accounts	195	1.2%	173	1.4%	22
Total commercial retail deposits	2,078	13.2%	1,730	13.9%	348
Total retail deposits	$9,318	59.2%	$8,854	71.5%	$464
Government deposits
Demand deposit accounts	$336	2.1%	$326	2.6%	$10
Savings accounts	751	4.8%	567	4.6%	184
Certificates of deposit/CDARS (1)	327	2.1%	309	2.5%	18
Total government deposits	1,414	9.0%	1,202	9.7%	212
Wholesale deposits	635	4.0%	583	4.7%	52
Custodial deposits (3)	4,378	27.8%	1,741	14.1%	2,637
Total deposits (4)	$15,745	100.0%	$12,380	100.0%	$3,365

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.0 billion and $1.9 billion at September 30, 2019 and December 31, 2018, respectively.

(2)	Contains deposits from commercial and business banking customers.

(3)	Represents investor custodial accounts and escrows controlled by us in connection with loans serviced or subserviced for others that have been placed on deposit with the Bank.

(4)	Total exposure related to uninsured deposits over $250,000 was approximately $3.6 billion and $2.8 billion at September 30, 2019 and December 31, 2018, respectively.

Total deposits increased $3.4 billion, or 27 percent at September 30, 2019 compared to December 31, 2018, driven by growth in our servicing business which resulted in a $2.6 billion increase in custodial deposits.

We utilize local governmental agencies and other public units as an additional source for deposit funding. We are not required to hold collateral against our government deposits from Michigan government entities as they are covered by the Michigan Business and Growth Fund. At September 30, 2019, we were required to hold collateral for our government deposits in California that were in excess of $250,000. In Indiana, Wisconsin and Ohio, we may be required to hold collateral against our government deposits based on a variety of factors including, but not limited to, the size of individual deposits and external bank ratings. At September 30, 2019, collateral held on government deposits in these states were de minimis. Government deposit accounts include $327 million of certificates of deposit with maturities typically less than one year and $1 billion in checking and savings accounts at September 30, 2019.

Custodial deposits arise due to our servicing or subservicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. For certain subservice agreements, these deposits require us to credit the MSR owner interest against subservicing income. This cost is a component of net loan administration income.

We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks and customers may receive FDIC insurance up to $50 million. This program helps the Bank secure larger deposits and attract and retain customers. At September 30, 2019, we had $146 million of total CDs enrolled in the CDARS program, a decrease of $31 million from December 31, 2018.

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

We are currently authorized through a resolution of our Board of Directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, home equity lines of credit, and commercial real estate loans. As of September 30, 2019, our Board of Directors authorized and approved a line of credit with the FHLB of up to $10.0 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At September 30, 2019, we had $3.0 billion of advances outstanding and an additional $3.0 billion of collateralized borrowing capacity available at the FHLB.

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

At September 30, 2019, we pledged collateral, which included commercial loans, municipal bonds, and agency bonds, to the FRB of Chicago amounting to $268 million with a lendable value of $251 million. At December 31, 2018, we pledged collateral to the FRB of Chicago amounting to $448 million with a lendable value of $409 million.

Debt

As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock ("trust preferred securities"). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At September 30, 2019, we are current on all interest payments. Additionally, we have $250 million of senior debt outstanding at September 30, 2019 (“Senior Notes”) which matures on July 15, 2021. For further information, see Note 9 - Borrowings.

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

In both the three and nine months ended September 30, 2019, we had less than $1 million in net charge-offs related to loans with government guarantees and have reserved for the remaining risks within other assets and as a component of our ALLL on residential first mortgages. These additional expenses or charges arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss in excess of all, or part of, the guarantee.

Our loans with government guarantees portfolio totaled $607 million at September 30, 2019, as compared to $392 million at December 31, 2018. The increase is primarily due to holding more Ginnie Mae mortgage servicing rights which naturally results in higher repurchases.

For further information, see Note 5 - Loans with Government Guarantees.

Representation and warranty reserve

When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac). An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Financial Condition, which was $5 million at September 30, 2019, as compared to $7 million at December 31, 2018.

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

The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines reached by Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Tier 1 leverage was 7.98 percent at September 30, 2019 providing a 298 basis point stress buffer above the minimum level needed to be considered “well-capitalized.” Additionally, total risk-based capital to RWA was 11.54 percent at September 30, 2019 providing a 154 basis point stress buffer above the minimum level needed to be considered "well-capitalized".

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

Regulatory Capital Simplification

The Bank and Flagstar have been subject to the capital requirements of the Basel III rules since January 1, 2015. On July 9, 2019, the Agencies issued the Final Capital Simplification Rule (the "New Rule") which simplifies certain requirements in the Agencies’ current regulatory capital rules. The New Rule increases the CET1 capital threshold deductions from 10 percent to 25 percent for MSRs, temporary difference DTAs and investments in the capital of unconsolidated financial institutions. Further, the New Rule eliminates the aggregate 15 percent CET1 deduction threshold for MSRs, temporary difference DTAs and investments in the capital of unconsolidated financial institutions effective for periods after April 1, 2020. On September 17, 2019 the FDIC finalized an additional rule that permits non-advanced approaches banking organizations to early adopt the New Rule for periods beginning January 1, 2020. Flagstar intends on implementing capital simplification on January 1, 2020 and we are currently managing our capital in anticipation of such date.

For the period presented, the following table sets forth our capital ratios under the current rules and the New Rule, as well as our excess capital over well-capitalized minimums under both rules.

Flagstar Bancorp	Actual		Well-Capitalized Under Prompt Corrective Action Provisions		Under New Rule		Excess Capital Over Well-Capitalized Minimum (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Current Rule	Capital Simplification Rules
	(Dollars in millions)
September 30, 2019
Tier 1 leverage capital (to adjusted avg. total assets)	$1,668	7.98%	$1,045	5.0%	$1,773	8.44%	$623	$728
Common equity Tier 1 capital (to RWA)	1,428	9.25%	1,003	6.5%	1,533	9.56%	425	530
Tier 1 capital (to RWA)	1,668	10.81%	1,235	8.0%	1,773	11.06%	433	538
Total capital (to RWA)	1,781	11.54%	1,543	10.0%	1,886	11.76%	238	343

(1)
Excess capital is the difference between the actual capital ratios under either the current rule or the proposed capital simplification rules and the well-capitalized minimum ratio, multiplied by the relevant asset base.

As presented in the table above, our constraining capital ratio is our total capital to risk weighted assets at 11.54 percent. It would take a $238 million after-tax loss, with the balance sheet remaining constant, for our total risk-based capital ratio to fall below the level considered to be "well-capitalized" under the current rule and an after-tax loss of $343 million, under the New Rule.

     As of September 30, 2019, we had $285 million in MSRs, $49 million in DTAs arising from temporary differences and no material investments in unconsolidated financial institutions or minority interest which drive differences between our current capital ratios and what would be reported under the New Rule. For additional information on our capital requirements, see Note 14 - Regulatory Capital.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as tangible book value per share, tangible common equity to assets ratio, return on average assets and return on average tangible common equity. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of the Company.

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

Tangible book value per share, tangible common equity to assets ratio, return on average assets and return on average tangible common equity. The Company believes that tangible book value per share, tangible common equity to assets ratio, return on average assets and return on average tangible common equity provide a meaningful representation of its operating performance on an ongoing basis. Management uses these measures to assess performance of the Company against its peers and evaluate overall performance. The Company believes these non-GAAP financial measures provide useful information for investors, securities analysts and others because it provides a tool to evaluate the Company’s performance on an ongoing basis and compared to its peers.

The following table provides a reconciliation of non-GAAP financial measures.

	September 30, 2019	December 31, 2018	September 30, 2018
	(Dollars in millions)
Total stockholders' equity	$1,734	$1,570	$1,518
Less: Goodwill and intangible assets	174	190	70
Tangible book value/Tangible common equity	$1,560	$1,380	$1,448

Number of common shares outstanding	56,510,341	57,749,464	57,625,439
Tangible book value per share	$27.62	$23.90	$25.13

Total assets	$22,048	$18,531	$18,697
Tangible common equity to assets ratio	7.08%	7.45%	7.74%

Total average assets	$21,197	$19,966	$18,611
Less: Average goodwill and intangible assets	176	129	71
Total average tangible assets	$21,021	$19,837	$18,540

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions, except share data)
Net income	$63	$48	$160	$133
Plus: Intangible asset amortization (after-tax)	2	1	10	—
Tangible net income	65	49	170	133

Total average equity	$1,722	$1,514	$1,658	$1,468
Less: Average goodwill and intangible assets	176	71	184	54
Total average tangible equity	1,546	1,443	1,474	1,414

Return on average assets	1.20%	1.04%	1.08%	1.00%
Return on average tangible assets	1.27%	1.07%	1.16%	1.02%

Return on average common equity	14.72%	12.80%	12.90%	12.10%
Return on average tangible common equity	17.12%	13.67%	15.30%	12.78%

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

Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash	$234	$260
Interest-earning deposits	119	148
Total cash and cash equivalents	353	408
Investment securities available-for-sale	1,697	2,142
Investment securities held-to-maturity	635	703
Loans held-for-sale ($4,122 and $3,732 measured at fair value, respectively)	4,196	3,869
Loans held-for-investment ($10 and $10 measured at fair value, respectively)	12,548	9,088
Loans with government guarantees	607	392
Less: allowance for loan losses	(110)	(128)
Total loans held-for-investment and loans with government guarantees, net	13,045	9,352
Mortgage servicing rights	285	290
Net deferred tax asset	68	103
Federal Home Loan Bank stock	303	303
Premises and equipment, net	417	390
Goodwill and intangible assets	174	190
Other assets	875	781
Total assets	$22,048	$18,531
Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$5,649	$2,989
Interest-bearing deposits	10,096	9,391
Total deposits	15,745	12,380
Short-term Federal Home Loan Bank advances and other	2,329	3,244
Long-term Federal Home Loan Bank advances	650	150
Other long-term debt	496	495
Other liabilities ($35 and $60 measured at fair value, respectively)	1,094	692
Total liabilities	20,314	16,961
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 and 80,000,000 shares authorized; 56,510,341 and 57,749,464 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,481	1,522
Accumulated other comprehensive income (loss)	5	(47)
Retained earnings	247	94
Total stockholders’ equity	1,734	1,570
Total liabilities and stockholders’ equity	$22,048	$18,531

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
Interest Income
Loans	$185	$161	$517	$436
Investment securities	17	21	61	64
Interest-earning deposits and other	1	1	3	2
Total interest income	203	183	581	502
Interest Expense
Deposits	38	27	102	65
Short-term Federal Home Loan Bank advances and other	10	18	44	50
Long-term Federal Home Loan Bank advances	2	7	4	21
Other long-term debt	7	7	21	21
Total interest expense	57	59	171	157
Net interest income	146	124	410	345
Provision (benefit) for loan losses	1	(2)	18	(3)
Net interest income after provision (benefit) for loan losses	145	126	392	348
Noninterest Income
Net gain on loan sales	110	43	234	166
Loan fees and charges	29	23	70	67
Net return on mortgage servicing rights	(2)	13	9	26
Loan administration income	5	5	22	15
Deposit fees and charges	10	5	28	15
Other noninterest income	19	18	85	52
Total noninterest income	171	107	448	341
Noninterest Expense
Compensation and benefits	98	76	275	236
Occupancy and equipment	40	31	118	91
Commissions	38	21	76	64
Loan processing expense	22	14	60	43
Legal and professional expense	6	7	18	19
Federal insurance premiums	5	6	14	18
Intangible asset amortization	3	1	11	—
Other noninterest expense	26	17	71	52
Total noninterest expense	238	173	643	523
Income before income taxes	78	60	197	166
Provision for income taxes	15	12	37	33
Net income	$63	$48	$160	$133
Net income per share
Basic	$1.12	$0.84	$2.83	$2.32
Diluted	$1.11	$0.83	$2.80	$2.28
Weighted average shares outstanding
Basic	56,484,499	57,600,360	56,607,944	57,483,802
Diluted	57,110,796	58,332,598	57,252,540	58,301,920

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
Net income	$63	$48	$160	$133
Other comprehensive income (loss), net of tax
Investment securities	13	(9)	52	(47)
Derivatives and hedging activities	—	(1)	—	21
Other comprehensive income (loss), net of tax	13	(10)	52	(26)
Comprehensive income	$76	$38	$212	$107

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2017	57,321,228	$1	$1,512	$(16)	$(98)	$1,399
(Unaudited)
Net income	—	—	—	—	133	133
Total other comprehensive income (loss)	—	—	—	(21)	—	(21)
Shares issued from Employee Stock Purchase Plan	88,566	—	—	—	—	—
Reclassification of certain income tax effects (1)	—	—	—	(5)	5	—
Stock-based compensation	215,645	—	7	—	—	7
Balance at September 30, 2018	57,625,439	$1	$1,519	$(42)	$40	$1,518

Balance at December 31, 2018	57,749,464	$1	$1,522	$(47)	$94	$1,570
(Unaudited)
Net income	—	—	—	—	160	160
Total other comprehensive income (loss)	—	—	—	52	—	52
Shares issued from Employee Stock Purchase Plan	84,036	—	—	—	—	—
Dividends declared and paid @ .04/share	280	—	—	—	(7)	(7)
Stock-based compensation	194,266	—	9	—	—	9
Repurchase of shares (2)	(1,517,705)	—	(50)	—	—	(50)
Balance at September 30, 2019	56,510,341	$1	$1,481	$5	$247	$1,734

(1)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to the adoption of ASU 2018-02.

(2)	Includes dividend reinvestment shares

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Condensed Consolidated Statements of Cash Flows (In millions)

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Operating Activities
Net cash used in operating activities	$(15,700)	$(19,002)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	$15,631	$18,362
Collection of principal on investment securities AFS	129	152
Purchase of investment securities AFS and other	(39)	(48)
Collection of principal on investment securities HTM	68	72
Proceeds received from the sale of LHFI	167	4
Net origination, purchase, and principal repayments of LHFI	(3,575)	(695)
Acquisition of premises and equipment, net of proceeds	(48)	(50)
Proceeds from the sale of MSRs	56	267
Other, net	(8)	(14)
Net cash provided by investing activities	$12,381	$18,050
Financing Activities
Net change in deposit accounts	$3,365	$2,040
Net change in short-term FHLB borrowings and other short-term debt	(913)	(1,061)
Proceeds from increases in FHLB long-term advances and other debt	550	200
Repayment of FHLB long-term advances	(50)	(325)
Net receipt of payments of loans serviced for others	366	140
Accelerated share repurchase	(50)	—
Dividends declared and paid	(7)	—
Other	14	19
Net cash provided by financing activities	$3,275	$1,013
Net increase in cash, cash equivalents and restricted cash (1)	(44)	61
Beginning cash, cash equivalents and restricted cash (1)	432	223
Ending cash, cash equivalents and restricted cash (1)	$388	$284
Supplemental disclosure of cash flow information
Interest paid on deposits and other borrowings	$173	$—
Non-cash reclassification of investment securities HTM to AFS	$—	$144
Non-cash reclassification of loans originated LHFI to LHFS	$101	$6
Non-cash reclassification of mortgage loans originated LHFS to LHFI	$—	$—
Non-cash reclassification of LHFS to AFS securities	$15,198	$18,360
Beneficial interest retained in securitization	$—	$—
MSRs resulting from sale or securitization of loans	$203	$283
Operating section supplemental disclosures
Cash proceeds from sales of LHFS	$7,714	$7,028
Origination, premium paid and purchase of LHFS, net of principal repayments	$(23,249)	$(26,038)

(1)	For further information on restricted cash, see Note 8 - Derivatives.

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

Note 2 - Investment Securities

The following table presents our investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
September 30, 2019
Available-for-sale securities
Agency - Commercial	$964	$7	$(2)	$969
Agency - Residential	604	3	(3)	604
Corporate debt obligations	63	1	—	64
Municipal obligations	31	—	—	31
Other MBS	28	—	—	28
Certificate of deposits	1	—	—	1
Total available-for-sale securities (1)	$1,691	$11	$(5)	$1,697
Held-to-maturity securities
Agency - Commercial	$325	$1	$(1)	$325
Agency - Residential	310	4	—	314
Total held-to-maturity securities (1)	$635	$5	$(1)	$639
December 31, 2018
Available-for-sale securities
Agency - Commercial	$1,413	$4	$(43)	$1,374
Agency - Residential	686	—	(24)	662
Corporate debt obligations	41	—	—	41
Municipal obligations	33	—	(1)	32
Other MBS	32	—	—	32
Certificate of Deposits	1	—	—	1
Total available-for-sale securities (1)	$2,206	$4	$(68)	$2,142
Held-to-maturity securities
Agency - Commercial	$349	$—	$(13)	$336
Agency - Residential	354	—	(9)	345
Total held-to-maturity securities (1)	$703	$—	$(22)	$681

(1)	There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at September 30, 2019 or December 31, 2018.

We evaluate AFS and HTM investment securities for OTTI on a quarterly basis. An OTTI is considered to have occurred when the fair value of a debt security is below its amortized costs and we (1) have the intent to sell the security, (2) will more likely than not be required to sell the security before recovery of its amortized cost, or (3) do not expect to recover the entire amortized cost basis of the security. Investments that have an OTTI are written down through a charge to earnings for the amount representing the credit loss on the security. Gains and losses related to all other factors are recognized in other comprehensive income. Agency securities, which are either explicitly or implicitly backed by the federal government, comprised 95 percent of our total securities at September 30, 2019. This factor is considered when evaluating our investment securities for OTTI. During the three and nine months ended September 30, 2019 and September 30, 2018, we had no OTTI.

Available-for-sale securities

Securities available-for-sale are carried at fair value. Unrealized gains and losses on AFS securities, to the extent they are temporary in nature, are reported as a component of other comprehensive income.

We purchased $16 million and $39 million of AFS securities, which were comprised of U.S. government sponsored agency MBS, certificate of deposits, and corporate debt obligations during the three and nine months ended September 30, 2019, respectively. We purchased $43 million and $48 million of AFS securities, which included U.S. government sponsored agency MBS, corporate debt obligations, and municipal obligations during the three and nine months ended September 30, 2018, respectively.

There were $0 and $432 million in sales of AFS securities during the three and nine months ended September 30, 2019, respectively. These sales resulted in a realized gain of $7 million, reported in other noninterest income in the Consolidated Statements of Operations. These sales did not include those related to mortgage loans that had been securitized for sale in the normal course of business. There were no sales of AFS securities during the three and nine months ended September 30, 2018.

Held-to-maturity securities

Investment securities HTM are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized losses are not recorded to the extent they are temporary in nature.

There were no purchases or sales of HTM securities during both the three and nine months ended September 30, 2019 and September 30, 2018.

The following table summarizes available-for-sale and held-to-maturity securities, by duration, the unrealized loss positions on investment securities:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
September 30, 2019
Available-for-sale securities
Agency - Commercial	$204	22	$(2)	$21	3	$—
Agency - Residential	280	27	(3)	61	9	—
Municipal obligations	8	3	—	1	1	—
Corporate debt obligations	—	—	—	—	—	—
Other MBS	—	—	—	13	2	—
Held-to-maturity securities
Agency - Commercial	$159	13	$(1)	$—	—	$—
Agency - Residential	46	9	—	9	5	—
December 31, 2018
Available-for-sale securities
Agency - Commercial	$1,025	74	$(43)	$1	1	$—
Agency - Residential	647	79	(24)	14	5	—
Municipal obligations	28	16	(1)	1	2	—
Corporate debt obligations	—	—	—	7	2	—
Held-to-maturity securities
Agency - Commercial	$336	26	$(13)	$—	—	$—
Agency - Residential	345	60	(9)	—	—	—

The following table shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in millions)
September 30, 2019
Due in one year or less	$2	$2	1.83%	$—	$—	—%
Due after one year through five years	12	12	2.63%	10	10	2.55%
Due after five years through 10 years	90	92	4.33%	9	9	2.26%
Due after 10 years	1,587	1,591	2.40%	616	620	2.45%
Total	$1,691	$1,697		$635	$639

We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. At both September 30, 2019 and December 31, 2018, we had pledged investment securities of $0.4 billion and $1.9 billion, respectively.

Note 3 - Loans Held-for-Sale

The majority of our mortgage loans originated as LHFS are ultimately sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label mortgage-backed securities. LHFS totaled $4.2 billion and $3.9 billion at September 30, 2019 and December 31, 2018, respectively. For the three and nine months ended September 30, 2019 we had net gain on loan sales associated with LHFS of $110 million and $232 million, respectively, as compared to $43 million and $166 million for the three and nine months ended September 30, 2018, respectively.

At September 30, 2019 and December 31, 2018, $74 million and $137 million, respectively, of LHFS were recorded at lower of cost or fair value. We elected the fair value option for the remainder of the loans in the portfolio.

Note 4 - Loans Held-for-Investment

The following table presents our loans held-for-investment:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Consumer loans
Residential first mortgage	$3,258	$2,999
Home equity	985	731
Other	693	314
Total consumer loans	4,936	4,044
Commercial loans
Commercial real estate	2,697	2,152
Commercial and industrial	1,700	1,433
Warehouse lending	3,215	1,459
Total commercial loans	7,612	5,044
Total loans held-for-investment	$12,548	$9,088

The following table presents the UPB of our loan sales and purchases in the loans held-for-investment portfolio:

	Nine Months Ended September 30,
	2019	2018
	(Dollars in millions)
Loans Sold (1)
Performing loans	$166	$4
Total loans sold	$166	$4
Net gain associated with loan sales (2)	$2	$—
Loans Purchased
Home equity	199	—
Other consumer (3)	51	—
Total loans purchased	$250	$—
Premium associated with loans purchased	$9	$—

(1)	Upon a change in our intent, the loans were transferred to LHFS and subsequently sold.

(2)	Recorded in net gain on loan sales on Consolidated Statements of Operations.

(3)	Does not include Greensky flow consumer loans.

We have pledged certain LHFI, LHFS, and loans with government guarantees to collateralize lines of credit and/or borrowings with the FHLB of Indianapolis and the FRB of Chicago. At September 30, 2019 we had pledged loans of $7.9 billion, compared to $6.8 billion at December 31, 2018.

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

The following table presents changes in ALLL, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended September 30, 2019
Beginning balance ALLL	$26	$16	$5	$35	$23	$5	$110
Charge-offs	(1)	(1)	(2)	—	—	—	(4)
Recoveries	1	1	—	—	1	—	3
Provision (benefit)	2	—	3	(2)	(2)	—	1
Ending balance ALLL	$28	$16	$6	$33	$22	$5	$110
Three Months Ended September 30, 2018
Beginning balance ALLL	$45	$19	$1	$45	$21	$6	$137
Charge-offs	(2)	—	—	—	—	—	(2)
Recoveries	1	—	—	—	—	—	1
Provision (benefit)	(4)	1	1	1	(1)	—	(2)
Ending balance ALLL	$40	$20	$2	$46	$20	$6	$134

Nine Months Ended September 30, 2019
Beginning balance ALLL	$38	$15	$3	$48	$18	$6	$128
Charge-offs	(3)	(1)	(5)	—	(31)	—	(40)
Recoveries	1	2	—	—	1	—	4
Provision (benefit)	(8)	—	8	(15)	34	(1)	18
Ending balance ALLL	$28	$16	$6	$33	$22	$5	$110
Nine Months Ended September 30, 2018
Beginning balance ALLL	$47	$22	$1	$45	$19	$6	$140
Charge-offs	(3)	(2)	(1)	—	—	—	(6)
Recoveries	1	2	—	—	—	—	3
Provision (benefit)	(5)	(2)	2	1	1	—	(3)
Ending balance ALLL	$40	$20	$2	$46	$20	$6	$134

(1)	Includes loans with government guarantees.

The ALLL was $110 million at September 30, 2019 and $134 million at September 30, 2018. The decrease is attributable to our strong asset quality, as loan growth in both the consumer and commercial loan portfolios consists of high credit quality assets, combined with sustained low delinquency and charge-off levels outside of the $29 million net charge off of the Live Well loan which has been fully resolved.

The following table sets forth the method of evaluation, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
September 30, 2019
Loans held-for-investment (2)
Individually evaluated	$33	$21	$1	$—	$—	$—	$55
Collectively evaluated	3,217	961	692	2,697	1,701	3,215	12,483
Total loans	$3,250	$982	$693	$2,697	$1,701	$3,215	$12,538
Allowance for loan losses (2)
Individually evaluated	$5	$8	$1	$—	$—	$—	$14
Collectively evaluated	23	8	5	33	22	5	96
Total allowance for loan losses	$28	$16	$6	$33	$22	$5	$110
December 31, 2018
Loans held-for-investment (2)
Individually evaluated	$32	$23	$—	$—	$—	$—	$55
Collectively evaluated	2,959	706	314	2,152	1,433	1,459	9,023
Total loans	$2,991	$729	$314	$2,152	$1,433	$1,459	$9,078
Allowance for loan losses (2)
Individually evaluated	$4	$7	$—	$—	$—	$—	$11
Collectively evaluated	34	8	3	48	18	6	117
Total allowance for loan losses	$38	$15	$3	$48	$18	$6	$128

(1)	Includes allowance related to loans with government guarantees.

(2)	Excludes loans carried under the fair value option.

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

The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI
	(Dollars in millions)
September 30, 2019
Consumer loans
Residential first mortgage	$6	$1	$22	$29	$3,229	$3,258
Home equity	1	1	3	5	980	985
Other	2	1	1	4	689	693
Total consumer loans	9	3	26	38	4,898	4,936
Commercial loans
Commercial real estate	—	—	—	—	2,697	2,697
Commercial and industrial (1)	—	—	—	—	1,700	1,700
Warehouse lending	—	—	—	—	3,215	3,215
Total commercial loans	—	—	—	—	7,612	7,612
Total loans (2)	$9	$3	$26	$38	$12,510	$12,548
December 31, 2018
Consumer loans
Residential first mortgage	$4	$2	$19	$25	$2,974	$2,999
Home Equity	1	—	3	4	727	731
Other	—	—	—	—	314	314
Total consumer loans	5	2	22	29	4,015	4,044
Commercial loans
Commercial real estate	—	—	—	—	2,152	2,152
Commercial and industrial	—	—	—	—	1,433	1,433
Warehouse lending	—	—	—	—	1,459	1,459
Total commercial loans	—	—	—	—	5,044	5,044
Total loans (2)	$5	$2	$22	$29	$9,059	$9,088

(1)	Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

(2)	Includes $4 million and $3 million of past due loans accounted for under the fair value option for September 30, 2019 and December 31, 2018, respectively.

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued on impaired loans was less than $1 million and $1 million during the three and nine months ended September 30, 2019 and September 30, 2018, respectively. At September 30, 2019 and December 31, 2018, we had no loans 90 days past due and still accruing interest.

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

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
September 30, 2019
Consumer loans
Residential first mortgage	$20	$8	$28
Home equity	19	2	21
Total TDRs (1)(2)	$39	$10	$49
December 31, 2018
Consumer loans
Residential first mortgage	$22	$8	$30
Home Equity	22	2	24
Total TDRs (1)(2)	$44	$10	$54

(1)	The ALLL on TDR loans totaled $8 million and $10 million at September 30, 2019 and December 31, 2018, respectively.

(2)	Includes $3 million and $3 million of TDR loans accounted for under the fair value option at September 30, 2019 and December 31, 2018, respectively.
The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Increase in Allowance at Modification
		(Dollars in millions)
Three Months Ended September 30, 2019
Residential first mortgages	$4	$1	$1	$—
Home equity (2)(3)	—	$—	$—	$—
Total TDR loans	$4	$1	$1	$—
Three Months Ended September 30, 2018
Residential first mortgages	$2	$—	$—	$—
Home equity (2)(3)	6	1	1	—
Total TDR loans	$8	$1	$1	$—

Nine Months Ended September 30, 2019
Residential first mortgages	$6	$1	$1	$—
Home equity (2)(3)	4	1	1	—
Total TDR loans	$10	$2	$2	$—

Nine Months Ended September 30, 2018
Residential first mortgages	$13	$2	$2	$—
Home equity (2)(3)	14	1	1	—
Total TDR loans	$27	$3	$3	$—

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	Home equity post-modification UPB reflects write downs.

(3)	Includes loans carried at the fair value option.

There were no residential first mortgage loans modified in the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2019 and September 30, 2018. All TDR classes within the consumer and commercial portfolios are considered subsequently defaulted when they are greater than 90 days past due within 12 months of the restructuring date.

Impaired Loans

The following table presents individually evaluated impaired loans and the associated allowance:

	September 30, 2019			December 31, 2018
	Recorded Investment	Net Unpaid Principal Balance	Related Allowance	Recorded Investment	Net Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With no related allowance recorded
Consumer loans
Residential first mortgage	$17	$21	$—	$13	$16	$—
Home equity	1	5	—	1	4	—
Other consumer	—	1	—	—	—	—
Total loans with no related allowance recorded	$18	$27	$—	$14	$20	$—
With an allowance recorded
Consumer loans
Residential first mortgage	$16	$16	$3	$19	$20	$4
Home equity	19	19	6	22	23	7
Other consumer	1	1	1	—	—	—
Total loans with an allowance recorded	$36	$36	$10	$41	$43	$11

Total Impaired loans
Consumer Loans
Residential first mortgage	$33	$37	$3	$32	$36	$4
Home equity	20	24	6	23	27	7
Other consumer	1	2	1	—	—	—
Commercial loans
Commercial and industrial	—	—	—	—	—	—
Total impaired loans	$54	$63	$10	$55	$63	$11

The following table presents average impaired loans and the interest income recognized:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
Consumer loans
Residential first mortgage	$46	$—	$34	$1	$38	$—	$34	$1
Home equity	7	—	24	—	17	—	25	1
Other consumer	1	—	—	—	1	—	—	—
Total impaired consumer loans	54	—	58	1	56	—	59	2
Commercial loans
Commercial real estate	—	—	—	—	—	—	—	—
Commercial and industrial	25	—	—	—	20	—	2	—
Warehouse	—	—	—	—	—	—	—	—
Total impaired commercial loans	25	—	—	—	20	—	2	—
Total impaired loans	$79	$—	$58	$1	$76	$—	$61	$2

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

The following table presents the credit quality of our LHFI portfolio:

	September 30, 2019
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential first mortgage	$3,210	$25	$—	$23	$3,258
Home equity	962	20	—	3	985
Other consumer	691	1	—	1	693
Total consumer loans	$4,863	$46	$—	$27	$4,936
Commercial Loans
Commercial real estate	$2,655	$33	$4	$5	$2,697
Commercial and industrial	1,624	44	27	5	1,700
Warehouse	3,033	165	17	—	3,215
Total commercial loans	$7,312	$242	$48	$10	$7,612

	December 31, 2018
	Pass	Watch	Special Mention	Substandard	Total Loans
	(Dollars in millions)
Consumer Loans
Residential first mortgage	$2,952	$28	$—	$19	$2,999
Home equity	705	23	—	3	731
Other consumer	314	—	—	—	314
Total consumer loans	$3,971	$51	$—	$22	$4,044
Commercial Loans
Commercial real estate	$2,132	$14	$5	$1	$2,152
Commercial and industrial	1,351	53	29	—	1,433
Warehouse	1,324	120	15	—	1,459
Total commercial loans	$4,807	$187	$49	$1	$5,044

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

Repossessed assets and the associated claims related to government guaranteed loans are recorded in other assets and totaled $43 million and $50 million, at September 30, 2019 and December 31, 2018, respectively.

Note 6 - Variable Interest Entities

We have no consolidated VIEs as of September 30, 2019 and December 31, 2018.

In connection with our securitization activities, we have retained a five percent interest in the investment securities of certain trusts ("other MBS") and are contracted as the subservicer of the underlying loans, compensated based on market rates, which constitutes a continuing involvement in these trusts. Although we have a variable interest in these securitization trusts, we are not their primary beneficiary due to the relative size of our investment in comparison to the total amount of securities issued by the VIE and our inability to direct activities that most significantly impact the VIE’s economic performance. As a result, we have not consolidated the assets and liabilities of the VIE in our Consolidated Statements of Financial Condition. The Bank’s maximum exposure to loss is limited to our investment in the VIE, as well as the standard representations and warranties made in conjunction with the loan transfer. See Note 16 - Fair Value Measurements, for additional information.

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

Changes in the fair value of residential first mortgage MSRs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Balance at beginning of period	$316	$257	$290	$291
Additions from loans sold with servicing retained	39	100	203	283
Reductions from sales	(12)	(51)	(57)	(273)
Changes in fair value due to (1):
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other	(30)	(3)	(60)	(12)
Changes in estimates of fair value due to interest rate risk (2)	(28)	10	(91)	24
Fair value of MSRs at end of period	$285	$313	$285	$313

(1)	Changes in fair value are included within net return on mortgage servicing rights on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes which we manage through the use of derivatives.

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	September 30, 2019			December 31, 2018
		Fair value			Fair value
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
	(Dollars in millions)
Option adjusted spread	5.41%	$280	$276	5.42%	$284	$280
Constant prepayment rate	11.24%	265	248	9.57%	278	268
Weighted average cost to service per loan	$84.62	282	279	$85.57	286	283

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

The following table summarizes income and fees associated with owned mortgage servicing rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net return on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$25	$17	$70	$46
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other	(30)	(3)	(60)	(12)
Changes in estimates of fair value due to interest rate risk	(28)	10	(91)	24
Gain (loss) on MSR derivatives (2)	31	(11)	92	(27)
Net transaction costs on sale of MSR assets	—	—	(2)	(5)
Total return included in net return on mortgage servicing rights	$(2)	$13	$9	$26

(1)	Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.

(2)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees and late fees (1)	$27	$14	$77	$36
Charges on subserviced custodial balances (2)	(20)	(9)	(50)	(20)
Other servicing charges	(2)	—	(5)	(1)
Total income on mortgage loans subserviced, included in loan administration	$5	$5	$22	$15

(1)	Servicing fees are recorded on an accrual basis. Late fees are recorded on cash basis.

(2)	Charges on subserviced custodial balances represent interest due to MSR owner.

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

Derivatives designated as hedging instruments: We have designated certain interest rate swaps as fair value hedges of fixed rate FHLB advances and investment securities available for sale using the last-of-layer method. Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were and are expected to be highly effective as of September 30, 2019. Cash flows and the profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

The following table presents the notional amount, estimated fair value and maturity of our derivative financial instruments:

	September 30, 2019 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in fair value hedge relationships:
Assets
Interest rate swap on AFS Securities	$100	$—	2022
Liabilities
Interest rate swaps on AFS securities	$200	$—	2020

Derivatives not designated as hedging instruments:
Assets
Futures	$224	$—	2019-2023
Mortgage-backed securities forwards	3,658	11	2019
Rate lock commitments	5,036	51	2019-2020
Interest rate swaps and swaptions	737	34	2019-2029
Total derivative assets	$9,655	$96
Liabilities
Futures	$242	$—	2020-2023
Mortgage-backed securities forwards	4,699	11	2019
Rate lock commitments	275	1	2019-2020
Interest rate swaps	1,628	5	2019-2049
Total derivative liabilities	$6,844	$17

(1)	Variation margin pledged to or received from a Central Counterparty Clearing House is considered settlement of the derivative position for accounting purposes.

(2)	Derivative assets and liabilities are included in other assets and other liabilities on the Consolidated Statements of Financial Condition, respectively.

	December 31, 2018 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in fair value hedge relationships:
Assets
Interest rate swaps on CDs	$20	$—	2019
Liabilities
Interest rate swaps on CDs	$10	$—	2019
Derivatives not designated as hedging instruments:
Assets
Futures	$248	$—	2019-2023
Mortgage backed securities forwards	362	4	2019
Rate lock commitments	2,221	20	2019
Interest rate swaps and swaptions	1,662	23	2019-2049
Total derivative assets	$4,493	$47
Liabilities
Futures	$1,513	$1	2019-2023
Mortgage backed securities forwards	4,625	31	2019
Rate lock commitments	45	—	2019
Interest rate swaps	755	7	2019-2028
Total derivative liabilities	$6,938	$39

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
	(Dollars in millions)
September 30, 2019
Derivatives not designated as hedging instruments:
Assets
Mortgage backed securities forwards	$11	$—	$11	$—	$3
Interest rate swaps and swaptions (1)	34	—	34	—	—
Total derivative assets	$45	$—	$45	$—	$3
Liabilities
Futures	$—	$—	$—	$—	$—
Mortgage backed securities forwards	11	—	11	—	16
Interest rate swaps (1)	5	—	5	—	41
Total derivative liabilities	$16	$—	$16	$—	$57

December 31, 2018
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$4	$—	$4	$—	$—
Interest rate swaps and swaptions (1)	23	—	23	—	14
Total derivative assets	$27	$—	$27	$—	$14
Liabilities
Futures	$1	$—	$1	$—	$1
Mortgage-backed securities forwards	31	—	31	—	29
Interest rate swaps (1)	7	—	7	—	23
Total derivative liabilities	$39	$—	$39	$—	$53

(1)
Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions, is considered settlement of the derivative position for accounting purposes.

The fair value basis adjustment on our hedged AFS securities is included in investment securities available for sale on our Consolidated Statements of Financial Condition. The carrying amount of our hedged securities was $293 million at September 30, 2019 and zero at December 31, 2018 of which $2 million and zero respectively, was due to the fair value hedge relationship. The closed portfolio of AFS securities designated in this last layer method hedge was $295 million (amortized cost of $292 million) at September 30, 2019 and zero at December 31, 2018 of which we have designated $100 million.

The carrying amount of hedged FHLB advances was $200 million at September 30, 2019 and zero at December 31, 2018. The fair value hedge relationship had a de minimis impact at September 30, 2019 and zero at December 31, 2018.

At September 30, 2019, we pledged a total of $57 million related to derivative financial instruments, consisting of $23 million of cash collateral on derivative liabilities and $34 million of maintenance margin on centrally cleared derivatives and had an obligation to return cash of $3 million on derivative assets at September 30, 2019. We pledged a total of $53 million related to derivative financial instruments, consisting of $30 million of cash collateral on derivatives and $23 million of maintenance margin on centrally cleared derivatives and had an obligation to return cash of $14 million on derivative assets at December 31, 2018. Within the Consolidated Statements of Financial Condition, the collateral related to derivative activity is included in other assets and other liabilities and the cash pledged as maintenance margin is restricted and included in other assets.

The following table presents the net gain (loss) recognized on designated instruments, net of the impact of offsetting positions:

	Amount Recorded in Net Interest Income (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Gain on cash flow hedging relationships in interest contracts:
Amount of loss reclassified from AOCI into income	$—	$1	$—	$—
Total loss on hedges	$—	$1	$—	$—

(1)
The loss on fair value hedging relationships in interest contracts was de minimis for the three and nine months ended September 30, 2019, and the three and nine months ended September 30, 2018. During the second quarter of 2018, we de-designated all of our remaining cash flow hedge relationships.

The following table presents net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of Gain (Loss)
Futures	Net return on mortgage servicing rights	$—	$(1)	$(2)	$(4)
Interest rate swaps and swaptions	Net return on mortgage servicing rights	28	(8)	71	(16)
Mortgage-backed securities forwards	Net return on mortgage servicing rights	3	(2)	23	(6)
Rate lock commitments and forward agency and loan sales	Net gain on loan sales	27	21	57	12
Forward commitments	Other noninterest income	—	—	2	—
Interest rate swaps (1)	Other noninterest income	2	1	3	2
Total derivative gain (loss)		$60	$11	$154	$(12)

(1)	Includes customer-initiated commercial interest rate swaps.

Note 9 - Borrowings

Federal Home Loan Bank Advances

The following is a breakdown of our FHLB advances outstanding:

	September 30, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$2,325	1.89%	$2,993	2.52%
Other short-term borrowings	4	2.32%	251	2.87%
Total short-term Federal Home Loan Bank advances and other borrowings	2,329		3,244
Long-term Federal Home Loan Bank fixed rate advances (1)	650	1.45%	150	1.53%
Total Federal Home Loan Bank advances	$2,979		$3,394

(1)	Includes the current portion of fixed rate advances of $0 and $50 million at September 30, 2019 and December 31, 2018.

The following table contains detailed information on our FHLB advances and other borrowings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Maximum outstanding at any month end	$2,979	$5,085	$3,391	$5,740
Average outstanding balance	2,446	4,745	2,769	4,996
Average remaining borrowing capacity	4,957	2,165	3,932	1,830
Weighted average interest rate	2.10%	2.08%	2.33%	1.88%

The following table outlines the maturity dates of our FHLB advances and other borrowings:

September 30, 2019
(Dollars in millions)
2019	$2,329
2020	—
2021	—
2022	—
Thereafter	650
Total	$2,979

Parent Company Senior Notes and Trust Preferred Securities

The following table presents long-term debt, net of debt issuance costs:

	September 30, 2019		December 31, 2018
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, matures 2021	$249	6.125%	$248	6.125%
Trust Preferred Securities
Floating Three Month LIBOR Plus:
3.25%, matures 2032	$26	5.36%	$26	6.07%
3.25%, matures 2033	26	5.55%	26	5.69%
3.25%, matures 2033	26	5.57%	26	6.05%
2.00%, matures 2035	26	4.30%	26	4.44%
2.00%, matures 2035	26	4.30%	26	4.44%
1.75%, matures 2035	51	3.87%	51	4.54%
1.50%, matures 2035	25	3.80%	25	3.94%
1.45%, matures 2037	25	3.57%	25	4.24%
2.50%, matures 2037	16	4.62%	16	5.29%
Total Trust Preferred Securities	247		247
Total other long-term debt	$496		$495

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

Trust Preferred Securities

We sponsor nine trust subsidiaries, which issued preferred stock to third party investors. We issued junior subordinated debt securities to those trusts, which we have included in long-term debt. The junior subordinated debt securities are the sole assets of those trusts. The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of September 30, 2019, we had no deferred interest.

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Investment securities
Beginning balance	$(8)	$(56)	$(47)	$(18)
Unrealized gain (loss)	18	(11)	61	(55)
Less: Tax provision (benefit)	5	(2)	15	(13)
Net unrealized gain (loss)	13	(9)	46	(42)
Reclassifications out of AOCI (1)	—	—	7	—
Less: Tax provision	—	—	1	—
Net unrealized gain reclassified out of AOCI	—	—	6	—
Reclassification of certain income tax effects (2)	—	—	—	(5)
Other comprehensive income (loss), net of tax	13	(9)	52	(47)
Ending balance	$5	$(65)	$5	$(65)

Cash Flow Hedges
Beginning balance	$—	$24	$—	$2
Unrealized gain	—	—	—	28
Less: Tax provision	—	—	—	7
Net unrealized gain	—	—	—	21
Reclassifications out of AOCI (3)	—	(1)	—	—
Net unrealized gain reclassified out of AOCI	—	(1)	—	—
Other comprehensive income, net of tax	—	(1)	—	21
Ending balance	$—	$23	$—	$23

(1)	Reclassifications are reported in noninterest income on the Consolidated Statements of Operations.

(2)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to early adoption of ASU 2018-02.

(3)	Reclassifications are reported in interest expense on the Consolidated Statements of Operations.

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions, except share data)
Net income	$63	$48	$160	$133
Weighted Average Shares
Weighted average common shares outstanding	56,484,499	57,600,360	56,607,944	57,483,802
Effect of dilutive securities
Stock-based awards	626,297	732,238	644,596	818,118
Weighted average diluted common shares	57,110,796	58,332,598	57,252,540	58,301,920
Earnings per common share
Basic earnings per common share	$1.12	$0.84	$2.83	$2.32
Effect of dilutive securities
Stock-based awards	(0.01)	(0.01)	(0.03)	(0.04)
Diluted earnings per common share	$1.11	$0.83	$2.80	$2.28

Note 12 - Stock-Based Compensation

We had stock-based compensation expense of $4 million and $9 million for the three and nine months ended September 30, 2019 and $4 million and $8 million for the three and nine months ended September 30, 2018, respectively.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock units activity:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Shares	Weighted — Average Grant-Date Fair Value per Share	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	1,612,174	$29.11	1,620,568	$27.27
Granted	—	—	325,209	31.88
Vested	(2,719)	33.64	(227,818)	23.91
Canceled and forfeited	(18,140)	32.48	(126,644)	22.58
Non-vested balance at end of period	1,591,315	$29.06	1,591,315	$29.06

2017 Employee Stock Purchase Plan

A total of 800,000 shares of the Company’s common stock were reserved and authorized for issuance for purchase under the Employee Stock Purchase Plan (ESPP) of which 553,547 remain as of September 30, 2019. There were 24,373 and 84,036 shares issued under the ESPP during the three and nine months ended September 30, 2019 and the associated compensation expense was de minimis.

Note 13 - Income Taxes

The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

The following table presents our provision for income tax and effective tax provision rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Provision for income taxes	$15	$12	$37	$33
Effective tax provision rate	18.4%	20.0%	18.6%	20.1%

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

To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both September 30, 2019 and December 31, 2018.

The following tables present the regulatory capital ratios as of the dates indicated:

Flagstar Bancorp	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
September 30, 2019
Tier 1 leverage (to adjusted avg. total assets)	$1,668	7.98%	$836	4.0%	$1,045	5.0%
Common equity Tier 1 capital (to RWA)	1,428	9.25%	694	4.5%	1,003	6.5%
Tier 1 capital (to RWA)	1,668	10.81%	926	6.0%	1,235	8.0%
Total capital (to RWA)	1,781	11.54%	1,235	8.0%	1,543	10.0%
December 31, 2018
Tier 1 leverage (to adjusted avg. total assets)	$1,505	8.29%	$726	4.0%	$908	5.0%
Common equity Tier 1 capital (to RWA)	1,265	10.54%	540	4.5%	780	6.5%
Tier 1 capital (to RWA)	$1,505	12.54%	$720	6.0%	$960	8.0%
Total capital (to RWA)	$1,637	13.63%	$960	8.0%	$1201	10.0%
N/A - Not applicable

Flagstar Bank	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
September 30, 2019
Tier 1 leverage (to adjusted avg. total assets)	$1,747	8.35%	$837	4.0%	$1046	5.0%
Common equity tier 1 capital (to RWA)	1,747	11.33%	694	4.5%	1,002	6.5%
Tier 1 capital (to RWA)	1,747	11.33%	925	6.0%	1,233	8.0%
Total capital (to RWA)	1,860	12.06%	1,233	8.0%	1,542	10.0%
December 31, 2018
Tier 1 leverage (to adjusted avg. total assets)	$1,574	8.67%	$726	4.0%	$908	5.0%
Common equity tier 1 capital (to RWA)	1,574	13.12%	540	4.5%	780	6.5%
Tier 1 capital (to RWA)	1,574	13.12%	720	6.0%	960	8.0%
Total capital (to RWA)	1,705	14.21%	960	8.0%	1,200	10.0%
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

At September 30, 2019, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements, or that the ultimate outcome of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

DOJ Liability

On February 24, 2012, the Bank entered into a Settlement Agreement with the DOJ under which we agreed to make future payments totaling $118 million in annual increments of up to $25 million upon meeting all of the following conditions which are evaluated quarterly and include: (a) the reversal of the DTA valuation allowance, which occurred at the end of 2013; (b) the repayment of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the "TARP Preferred"), which occurred in July 2016; and (c) the Bank having a Tier 1 Leverage Capital Ratio of 11 percent or greater as filed in the Call Report with the OCC. At September 30, 2019, the Company had a Tier 1 Leverage Capital Ratio of 8.35 percent.

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

Consistent with most mid-size banks, our Tier 1 Leverage Capital Ratio is impacted by (a) future dividends from the Bank to Bancorp and (b) continued growth in earning assets at the Bank which could have an impact on the timing of expected cash flows under the Settlement Agreement.

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
Other litigation accruals

Excluding the DOJ Liability, our total accrual for contingent liabilities and settled litigation was $2 million at September 30, 2019 and December 31, 2018.

Commitments

The following table is a summary of the contractual amount of significant commitments:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Commitments to extend credit
Mortgage loans interest-rate lock commitments	$5,325	$2,293
Warehouse loan commitments	1,579	2,334
Commercial and industrial commitments	1,034	918
Other commercial commitments	1,907	1,260
HELOC commitments	526	429
Other consumer commitments	227	108
Standby and commercial letters of credit	81	63

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

We maintain a reserve for the estimate of probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. A reserve balance of $3 million at both September 30, 2019 and December 31, 2018, is reflected in other liabilities on the Consolidated Statements of Financial Condition.

Supplemental executive retirement plan with former CEO. The Company entered into a supplemental executive retirement plan (“SERP”) with a former CEO in 2009. Under the plan, the former CEO was to receive a $16 million payment in August 2018. The Company fully accrued for the SERP liability during that time period and no SERP payments have been made to the former CEO. Due to the condition of the Company at the time the former CEO’s employment ended, we believe that any payment under the SERP would be deemed to be a “Golden Parachute” payment and, therefore, is subject to certain banking regulations. As a result, we would need to make an application to the regulators to make a payment and certify to certain criteria. The Company does not believe that it can make such a certification. The former CEO has filed a lawsuit to compel us to make that certification and ultimately pay the liability. Final dispensation of the "SERP" is not within our control and the liability of $16 million at September 30, 2019 may be adjusted as more information is known.

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

	September 30, 2019
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$969	$—	$969
Agency - Residential	—	604	—	604
Municipal obligations	—	31	—	31
Corporate debt obligations	—	64	—	64
Other MBS	—	28	—	28
Certificate of Deposit	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	4,122	—	4,122
Commercial Loan	—	—	—	—
Loans held-for-investment
Residential first mortgage loans	—	8	—	8
Home equity	—	—	2	2
Mortgage servicing rights	—	—	285	285
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	51	51
Mortgage-backed securities forwards	—	11	—	11
Interest rate swaps and swaptions	—	34	—	34
Total assets at fair value	$—	$5,872	$338	$6,210
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(1)	$(1)
Futures	—	—	—	—
Mortgage backed securities forwards	—	(11)	—	(11)
Interest rate swaps	—	(5)	—	(5)
DOJ Liability	—	—	(35)	(35)
Contingent consideration	—	—	(8)	(8)
Total liabilities at fair value	$—	$(16)	$(44)	$(60)

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$1,374	$—	$1,374
Agency - Residential	—	662	—	662
Municipal obligations	—	32	—	32
Corporate debt obligations	—	42	—	42
Other MBS	—	32	—	32
Loans held-for-sale
Residential first mortgage loans	—	3,732	—	3,732
Loans held-for-investment
Residential first mortgage loans	—	8	—	8
Home equity	—	—	2	2
Mortgage servicing rights	—	—	290	290
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	20	20
Mortgage-backed securities forwards	—	4	—	4
Interest rate swaps and swaptions	—	23	—	23
Total assets at fair value	$—	$5,909	$312	$6,221
Derivative liabilities
Futures	$—	$(1)	$—	$(1)
Mortgage-backed securities forwards	—	(31)	—	(31)
Interest rate swaps	—	(7)	—	(7)
DOJ Liability	—	—	(60)	(60)
Contingent consideration	—	—	(6)	(6)
Total liabilities at fair value	$—	$(39)	$(66)	$(105)

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
	(Dollars in millions)
Three Months Ended September 30, 2019
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	316	(58)	39	(12)	—	—	285
Rate lock commitments (net) (2)(3)	50	20	113	—	—	(133)	50
Totals	$368	$(38)	$152	$(12)	$—	$(133)	$337
Liabilities
DOJ Liability	$(35)	$—	$—	$—	$—	$—	$(35)
Contingent consideration	(7)	(4)	—	—	3	—	(8)
Totals	$(42)	$(4)	$—	$—	$3	$—	$(43)

Three Months Ended September 30, 2018
Assets
Loans held-for-investment
Home equity	$3	$—	$—	$—	$—	$—	$3
Mortgage servicing rights (2)	257	7	100	(51)	—	—	313
Rate lock commitments (net) (2)(3)	32	(5)	60	—	—	(68)	19
Totals	$292	$2	$160	$(51)	$—	$(68)	$335
Liabilities
DOJ Liability	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	(18)	3	—	—	4	—	(11)
Totals	$(78)	$3	$—	$—	$4	$—	$(71)

(1)	There were no unrealized gains (losses) recorded in OCI during the three months ended September 30, 2019 and 2018.

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
	(Dollars in millions)
Nine Months Ended September 30, 2019
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	290	(151)	203	(57)	—	—	285
Rate lock commitments (net) (2)(3)	20	75	245	—	—	(290)	50
Totals	$312	$(76)	$448	$(57)	$—	$(290)	$337
Liabilities
DOJ Liability	$(60)	$25	$—	$—	$—	$—	$(35)
Contingent consideration	(6)	(5)	—	—	3	—	(8)
Totals	$(66)	$20	$—	$—	$3	$—	$(43)

Nine Months Ended September 30, 2018
Assets
Loans held-for-investment
Home equity	$4	$—	$—	$—	$(1)	$—	$3
Mortgage servicing rights (2)	291	12	283	(273)	—	—	313
Rate lock commitments (net) (2)(3)	24	(37)	191	—	—	(159)	19
Totals	$319	$(25)	$474	$(273)	$(1)	$(159)	$335
Liabilities
DOJ Liability	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	(25)	8	—	—	6	—	(11)
Totals	$(85)	$8	$—	$—	$6	$—	$(71)

(1)	There were no unrealized gains (losses) recorded in OCI during the nine months ended September 30, 2019 and 2018.

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
	(Dollars in millions)
September 30, 2019
Assets
Loans held-for-investment
Home equity	$2	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% -10.8% (9.0%) 19.3% - 29.0% (24.15%) 3.0%-4.4% (3.7%)	(1)
Mortgage servicing rights	$285	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	2.6% - 20.6% (5.4%) 0% - 13.5% (11.2%) $67 - $95 ($85)	(1)
Rate lock commitments (net)	$50	Consensus pricing	Origination pull-through rate	80.0% - 87.2% (81.9%)	(1)
Liabilities
DOJ Liability	$(35)	Discounted cash flows	See description below	See description below
Contingent consideration	$(8)	Discounted cash flows	Beta Equity volatility	0.6 - 1.6 (1.1) 26.6% - 58.9% (40.0%)	(2)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
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

MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. Weighted average life (in years) is used to determine the change in fair value of MSRs. For September 30, 2019 and December 31, 2018, the weighted average life (in years) for the entire MSR portfolio was 3.7 and 5.2, respectively.

DOJ Liability. The significant unobservable inputs used in the fair value measurement of the DOJ Liability are the discount rate, asset growth rate, return on assets, dividend rate and the potential ways we might be required to begin making DOJ Liability payments and our estimates of the likelihood of these outcomes, as further discussed in Note 15 - Legal Proceedings, Contingencies and Commitments. The DOJ Liability had a fair value adjustment of $0 and $25 million for the three and nine months ended September 30, 2019, respectively. This reduced the liability to $35 million based on changes in the probability of potential ways we might be required to begin making DOJ Liability payments and our estimates of the likelihood of these outcomes. Our assessment of these outcomes reflect a reduced likelihood, and longer timing, for potential future payments. Significant increases (decreases) in the discount rate, asset growth rate and dividend rate in isolation may result in a marginally lower (higher) fair value measurement. Significant increases (decreases) in the return on assets rate in isolation may result in a marginally higher (lower) fair value measurement. Additionally, significant changes in the probability of potential payment outcomes could also impact the fair value. For further information on the fair value inputs related to the DOJ Liability, see Note 15 - Legal Proceedings, Contingencies, and Commitments.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have assets that are subject to measurement at fair value on a nonrecurring basis under certain conditions. The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Gains (Losses)
	(Dollars in millions)
September 30, 2019
Loans held-for-sale (2)	$6	$6	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	14	—	14	(5)
Repossessed assets (3)	9	—	9	(3)
Totals	$29	$6	$23	$(9)
December 31, 2018
Loans held-for-sale (2)	$5	$5	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	12	—	12	(4)
Repossessed assets (3)	7	—	7	(3)
Totals	$24	$5	$19	$(8)

(1)	The fair values are determined at various dates during the three months ended September 30, 2019 and the year ended December 31, 2018, respectively.

(2)	Gains (losses) reflect fair value adjustments on assets for which we did not elect the fair value option.

(3)	Gains (losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

The following table presents the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
September 30, 2019
Impaired loans held-for-investment
Loans held-for-investment	$14	Fair value of collateral	Loss severity discount	25% - 30% (26.1%)	(1)
Repossessed assets	$9	Fair value of collateral	Loss severity discount	0% - 100% (21.1%)	(1)
December 31, 2018
Impaired loans held-for-investment
Loans held-for-investment	$12	Fair value of collateral	Loss severity discount	25% - 30% (28.3%)	(1)
Repossessed assets	$7	Fair value of collateral	Loss severity discount	0% - 100% (25.8%)	(1)

(1)	Unobservable inputs were weighted by their relative fair value of the instruments.

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	September 30, 2019
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$353	$353	$353	$—	$—
Investment securities available-for-sale	1,697	1,697	—	1,697	—
Investment securities held-to-maturity	635	639	—	639	—
Loans held-for-sale	4,196	4,196	—	4,196	—
Loans held-for-investment	12,548	12,707	—	8	12,699
Loans with government guarantees	607	583	—	583	—
Mortgage servicing rights	285	285	—	—	285
Federal Home Loan Bank stock	303	303	—	303	—
Bank owned life insurance	346	346	—	346	—
Repossessed assets	9	9	—	—	9
Other assets, foreclosure claims	43	43	—	43	—
Derivative financial instruments, assets	96	96	—	45	51
Liabilities
Retail deposits
Demand deposits and savings accounts	$(6,760)	$(6,054)	$—	$(6,054)	$—
Certificates of deposit	(2,558)	(2,577)	—	(2,577)	—
Wholesale deposits	(635)	(641)	—	(641)	—
Government deposits	(1,414)	(1,350)	—	(1,350)	—
Custodial deposits	(4,378)	(4,316)	—	(4,316)	—
Federal Home Loan Bank advances	(2,979)	(2,979)	—	(2,979)	—
Long-term debt	(496)	(458)	—	(458)	—
DOJ Liability	(35)	(35)	—	—	(35)
Contingent consideration	(8)	(8)	—	—	(8)
Derivative financial instruments, liabilities	(17)	(17)	—	(17)	—

	December 31, 2018
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$408	$408	$408	$—	$—
Investment securities available-for-sale	2,142	2,142	—	2,142	—
Investment securities held-to-maturity	703	681	—	681	—
Loans held-for-sale	3,869	3,870	—	3,870	—
Loans held-for-investment	9,088	8,966	—	8	8,958
Loans with government guarantees	392	374	—	374	—
Mortgage servicing rights	290	290	—	—	290
Federal Home Loan Bank stock	303	303	—	303	—
Bank owned life insurance	340	340	—	340	—
Repossessed assets	7	7	—	—	7
Other assets, foreclosure claims	50	50	—	50	—
Derivative financial instruments, assets	47	47	—	27	20
Liabilities
Retail deposits
Demand deposits and savings accounts	$(6,467)	$(5,475)	$—	$(5,475)	$—
Certificates of deposit	(2,387)	(2,379)	—	(2,379)	—
Wholesale deposits	(583)	(585)	—	(585)	—
Government deposits	(1,202)	(1,145)	—	(1,145)	—
Custodial deposits	(1,741)	(1,664)	—	(1,664)	—
Federal Home Loan Bank advances	(3,394)	(3,383)	—	(3,383)	—
Long-term debt	(495)	(463)	—	(463)	—
DOJ Liability	(60)	(60)	—	—	(60)
Contingent consideration	(6)	(6)	—	—	(6)
Derivative financial instruments, liabilities	(39)	(39)	—	(39)	—

Fair Value Option

We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain (loss) on loan sales	$97	$7	$272	$(61)
Loans held-for-investment
Other noninterest income	$1	$—	$1	$—
Liabilities
DOJ Litigation Settlement
Other noninterest income	$—	$—	$25	$—

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	September 30, 2019			December 31, 2018
	UPB	Fair Value	Fair Value Over / (Under) UPB	UPB	Fair Value	Fair Value Over / (Under) UPB
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$11	$12	$1	$6	$6	$—
Loans held-for-investment	5	5	—	4	3	(1)
Total nonaccrual loans	$16	$17	$1	$10	$9	$(1)
Other performing loans
Loans held-for-sale	$3,976	$4,110	$134	$3,601	$3,726	$125
Loans held-for-investment	7	5	(2)	8	7	(1)
Total other performing loans	$3,983	$4,115	$132	$3,609	$3,733	$124
Total loans
Loans held-for-sale	$3,987	$4,122	$135	$3,607	$3,732	$125
Loans held-for-investment	12	10	(2)	12	10	(2)
Total loans	$3,999	$4,132	$133	$3,619	$3,742	$123
Liabilities
DOJ Liability (1)	$(118)	$(35)	$83	$(118)	$(60)	$58

(1)	We are obligated to pay $118 million in installment payments upon meeting certain performance conditions, as described in Note 15 - Legal Proceedings, Contingencies and Commitments.

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

Within the Community Banking segment, revenue from contracts with customers includes deposit account and other banking income, interchange fees and investment and insurance income. During the three and nine months ended September 30, 2019, respectively, deposit account and other banking income, which includes fees for outgoing wires, overdrafts, stop payments and ATM fees totaled $7 million and $20 million, interchange fees totaled $3 million and $8 million, and investment and insurance income totaled $1 million and $4 million. These fees are recognized when obligations, under the terms of the contract with our customer, are satisfied, which generally occurs when services are performed. Revenue is measured as the amount of consideration we expect to receive in exchange for providing services. At September 30, 2019 and December 31, 2018, we had no significant revenue related receivables or contract liabilities.

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

The following tables present financial information by business segment for the periods indicated:

	Three Months Ended September 30, 2019
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$115	$27	$5	$(1)	$146
Net gain (loss) on loan sales	(8)	118	—	—	110
Other noninterest income (loss)	17	15	40	(11)	61
Total net interest income and noninterest income (loss)	124	160	45	(12)	317
(Provision) benefit for loan losses	—	(1)	—	—	(1)
Compensation and benefits	(26)	(30)	(7)	(35)	(98)
Other noninterest expense and directly allocated overhead	(44)	(72)	(24)	—	(140)
Total noninterest expense	(70)	(102)	(31)	(35)	(238)
Income (loss) before indirect overhead allocations and income taxes	54	57	14	(47)	78
Overhead allocations	(10)	(10)	(4)	24	—
Provision (benefit) for income taxes	9	10	2	(6)	15
Net income (loss)	$35	$37	$8	$(17)	$63
Intersegment (expense) revenue	$(6)	$8	$6	$(8)	$—

Average balances
Loans held-for-sale	$20	$3,766	$—	$—	$3,786
Loans with government guarantees	—	574	—	—	574
Loans held-for-investment (2)	11,710	33	—	—	11,743
Total assets	12,184	5,378	38	3,597	21,197
Deposits	10,513	—	4,556	748	15,817

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Three Months Ended September 30, 2018
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$81	$36	$2	$5	$124
Net gain (loss) on loan sales	(3)	46	—	—	43
Other noninterest income	10	30	24	—	64
Total net interest income and noninterest income	88	112	26	5	231
(Provision) benefit for loan losses	(1)	—	—	3	2
Compensation and benefits	(17)	(26)	(4)	(29)	(76)
Other noninterest expense and directly allocated overhead	(27)	(41)	(18)	(11)	(97)
Total noninterest expense	(44)	(67)	(22)	(40)	(173)
Income (loss) before indirect overhead allocations and income taxes	43	45	4	(32)	60
Overhead allocations	(9)	(16)	(5)	30	—
Provision (benefit) for income taxes	7	6	—	(1)	$12
Net income (loss)	$27	$23	$(1)	$(1)	$48
Intersegment (expense) revenue	$1	$4	$5	$(10)	$—

Average balances
Loans held-for-sale	$10	$4,383	$—	$—	$4,393
Loans with government guarantees	—	292	—	—	292
Loans held-for-investment (2)	8,868	11	—	29	8,908
Total assets	9,028	5,676	29	3,878	18,611
Deposits	9,170	—	2,072	94	11,336

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Nine Months Ended September 30, 2019
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$326	$73	$11	$—	$410
Net gain (loss) on loan sales	(23)	257	—	—	234
Other noninterest income	44	49	113	8	214
Total net interest income and noninterest income	347	379	124	8	858
(Provision) benefit for loan losses	(18)	(1)	—	1	(18)
Compensation and benefits	(74)	(83)	(19)	(99)	(275)
Other noninterest expense and directly allocated overhead	(131)	(161)	(73)	(3)	(368)
Total noninterest expense	(205)	(244)	(92)	(102)	(643)
Income (loss) before indirect overhead allocations and income taxes	124	134	32	(93)	197
Overhead allocations	(30)	(30)	(13)	73	—
Provision (benefit) for income taxes	20	22	4	(9)	37
Net income (loss)	$74	$82	$15	$(11)	$160
Intersegment (expense) revenue	$(18)	$24	$19	$(25)	$—

Average balances
Loans held-for-sale	$37	$3,495	$—	$—	$3,532
Loans with government guarantees	—	511	—	—	511
Loans held-for-investment (2)	10,495	21	—	—	10,516
Total assets	10,950	5,018	47	3,862	19,877
Deposits	10,247	—	3,536	522	14,305

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Nine Months Ended September 30, 2018
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$231	$100	$5	$9	$345
Net gain (loss) on loan sales	(10)	176	—	—	166
Other noninterest income	27	76	65	7	175
Total net interest income and noninterest income	248	352	70	16	686
(Provision) benefit for loan losses	(2)	(1)	—	6	3
Compensation and benefits	(51)	(83)	(13)	(89)	(236)
Other noninterest expense and directly allocated overhead	(81)	(129)	(49)	(28)	(287)
Total noninterest expense	(132)	(212)	(62)	(117)	(523)
Income (loss) before indirect overhead allocations and income taxes	114	139	8	(95)	166
Overhead allocations	(29)	(51)	(15)	95	—
Provision (benefit) for income taxes	18	18	(2)	(1)	33
Net income (loss)	$67	$70	$(5)	$1	$133
Intersegment (expense) revenue	$(1)	$6	$14	$(19)	$—

Average balances
Loans held-for-sale	$11	$4,254	$—	$—	$4,265
Loans with government guarantees	—	288	—	—	288
Loans held-for-investment (2)	8,250	9	—	29	8,288
Total assets	8,425	5,477	30	3,902	17,834
Deposits	8,581	—	1,800	—	10,381

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

Note 18 - Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

The following ASUs have been adopted which impact our significant accounting policies and/or have a significant financial impact:

Leases - Effective January 1, 2019, we adopted the requirements of ASU 2016-02, Leases (Topic 842) and all related amendments. The Company elected to apply the practical expedient of forgoing the restatement of comparative periods. In addition, we elected the practical expedients permitted under transition guidance to not reassess leases entered into prior to adoption. As permitted under ASC 842, the Company made an accounting policy election to exempt leases with an initial term of twelve months or less from balance sheet recognition. Instead, short-term leases are expensed over the lease term with no impact to the balance sheet.

At September 30, 2019, our inventory of leases included various bank branches, ATM locations and retail home lending offices. Many of our leases contain options to extend or terminate early and we consider these options when evaluating the lease term to determine if they are reasonably certain to be exercised based on all relevant economic and financial factors. All leases are classified as operating leases based on their terms.

The following table reflects information relating to our operating leases:

September 30, 2019
(Dollars in millions)
Operating Leases (1)
Weighted-average remaining lease term (years)	3.9
Weighted-average discount rate	2.86%
Right-of-use asset (2)	$21
Lease liability (3)	$22

(1)
For the three and nine months ended September 30, 2019, the lease expense on operating leases was $3 million and $9 million, respectively, which includes a de-minimis amount of short-term lease expense and variable lease expense.

(2)	Recorded in premises and equipment on the Consolidated Statements of Financial Condition

(3)	Recorded in other liabilities on the Consolidated Statements of Financial Condition.

The following table presents our undiscounted cash flows on our operating lease liabilities as of September 30, 2019 and our minimum contractual obligations on our operating leases as of December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Within one year	$9	$9
After one year and within two years	7	6
After two years and within three years	5	4
After three years and within four years	2	2
After four years and within five years	1	1
After five years	2	3
Total (1)	$26	$25

(1)	The difference between the total undiscounted cash payments on operating leases and the lease liability is solely the effect of discounting.

We adopted the following accounting standard updates (ASU) during 2019, none of which had a material impact to our financial statements:

Standard	Description	Effective Date
ASU 2019-07	SEC Final Rule Releases: Codification Updates	July 26, 2019
ASU 2019-01	Leases (Topic 842): Codification Improvements	January 1, 2019
ASU 2018-20	Leases (Topic 842): Narrow-Scope Improvements for Lessors	January 1, 2019
ASU 2018-16	Derivatives and hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	January 1, 2019
ASU 2018-11	Leases (Topic 842): Targeted Improvements	January 1, 2019
ASU 2018-10	Codification Improvements to Topic 842, Leases	January 1, 2019
ASU 2018-07	Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	January 1, 2019
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

Significant Accounting Standard Issued But Not Yet Adopted

Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU alters the current method for recognizing credit losses within the reserve account. Currently, we use the incurred loss method, whereas the new guidance requires financial assets to be presented at the net amount expected to be collected (i.e., net of expected credit losses). The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, for which the initial impact is recorded in equity and any adverse effects may be phased into regulatory capital over a three year transition period.
Our cross-functional implementation team continues to execute on its project plan to adopt this standard in the first quarter of 2020. We designed and implemented our credit loss models using an industry leading vendor. These models are fully functional and we began running a parallel production process in the third quarter of 2019 which will continue through implementation. We have identified and designed our internal controls over financial reporting which are in place as part of our parallel runs. The new or modified controls are primarily focused on our new models, forecasting and data integrity. We continue to review, challenge and refine our models and process as we complete our implementation.
Based on our current results and economic forecasts as of September 30, 2019, the estimated impact including our reserve for unfunded loan commitments is a pre-tax increase of 30 to 40 percent of our allowance for credit losses and reserve for unfunded commitments. We continue to evaluate our models, the qualitative framework, assumptions and judgment applied which could have an impact on our final CECL estimates at implementation. Additionally, that estimate may be impacted by economic conditions, credit characteristics of our portfolio and final asset balances at the time of adoption.
We do not expect any material allowance on held to maturity securities since the majority of this portfolio consists of agency-backed securities that have an immaterial risk of credit loss.

Insignificant Accounting Standards Issued But Not Yet Adopted
The following ASUs have been issued and are not expected to have a material impact on our Consolidated Financial Statements and/or significant accounting policies outside of what has been disclosed in the prior section:

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of September 30, 2019, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of September 30, 2019.

(b)
Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended September 30, 2019.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended September 30, 2019.

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

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2019, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

* Incorporated herein by reference
+ Constitutes a management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	November 4, 2019	/s/ Alessandro DiNello
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

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2019, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

* Incorporated herein by reference
+ Constitutes a management contract or compensation plan or arrangement