Form 10-Q
period 2020-03-31
FLAGSTAR BANCORP INC
filed 2020-05-11
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of May 10, 2020, 56,729,797 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
ACL	Allowance for Credit Losses	HELOAN	Home Equity Loan
AFS	Available for Sale	HOLA	Home Owners Loan Act
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	Home equity	Second Mortgages, HELOANs, HELOCs
ALCO	Asset Liability Committee	HTM	Held to Maturity
ALLL	Allowance for Loan Loss	HPI	Housing Price Index
AOCI	Accumulated Other Comprehensive Income (Loss)	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	LHFI	Loans Held-for-Investment
Basel III	Basel Committee on Banking Supervision Third Basel Accord	LHFS	Loans Held-for-Sale
C&I	Commercial and Industrial	LTV	Loan-to-Value Ratio
CDARS	Certificates of Deposit Account Registry Service	Management	Flagstar Bancorp’s Management
CECL	Current Expected Credit Losses	MBS	Mortgage-Backed Securities
CET1	Common Equity Tier 1	MD&A	Management's Discussion and Analysis
CLTV	Combined Loan to Value Ratio	MSR	Mortgage Servicing Rights
Common Stock	Common Shares	N/A	Not Applicable
CRE	Commercial Real Estate	N/M	Not Meaningful
DCB	Desert Community Bank	NYSE	New York Stock Exchange
Deposit Beta	The change in the annualized cost of our deposits, compared to the change in the Federal Reserve discount rate	OCC	Office of the Comptroller of the Currency
DOJ	United States Department of Justice	OCI	Other Comprehensive Income (Loss)
DOJ Liability	2012 Settlement Agreement with the Department of Justice	OTTI	Other-Than-Temporary-Impairment
DTA	Deferred Tax Asset	QTL	Qualified Thrift Lending
EVE	Economic Value of Equity	Regulatory Agencies
Board of Governors of the Federal Reserve, Office of the Comptroller of the Currency, U.S. Department of the Treasury, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, Securities and Exchange Commission

Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board	REO	Real estate owned and other nonperforming assets, net
FDIC	Federal Deposit Insurance Corporation	RMBS	Residential Mortgage-Backed Securities
Federal Reserve	Board of Governors of the Federal Reserve System	RWA	Risk Weighted Assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SNC	Shared National Credit
FICO	Fair Isaac Corporation	SOFR	Secured Oversight Financing Rate
FRB	Federal Reserve Bank	TDR	Trouble Debt Restructuring
Freddie Mac	Federal Home Loan Mortgage Corporation	TPO	Third Party Originator
FTE	Full Time Equivalent Employees	UPB	Unpaid Principal Balance
GAAP	United States Generally Accepted Accounting Principles	U.S. Treasury	United States Department of Treasury
GNMA	Government National Mortgage Association	VIE	Variable Interest Entities
HELOC	Home Equity Lines of Credit	XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the first quarter of 2020, which should be read in conjunction with the financial statements and related notes set forth in Part I, Item 1 of this Form 10-Q and Part II, Item 8 of Flagstar Bancorp, Inc.'s 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

Certain statements in this Form 10-Q, including but not limited to statements included within Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements are based on the current beliefs and expectations of our management. Actual results may differ from those set forth in forward-looking statements. See Forward-Looking Statements on page 38 of this Form 10-Q and Part I, Item 1A, Risk Factors of Flagstar Bancorp, Inc.'s 2019 Annual Report on Form 10-K for the year ended December 31, 2019. Additional information about Flagstar can be found on our website at www.flagstar.com.

Where we say "we," "us," "our," the "Company," "Bancorp" or "Flagstar," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference will include our wholly-owned subsidiary Flagstar Bank, FSB (the "Bank"). See the Glossary of Abbreviations and Acronyms on page 3 for definitions used throughout this Form 10-Q.

Introduction

We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide commercial and consumer banking services and we are the 6th largest bank mortgage originator in the nation and the 6th largest subservicer of mortgage loans nationwide. At March 31, 2020, we had 4,415 full-time equivalent employees. Our common stock is listed on the NYSE under the symbol "FBC."

Our relationship-based business model leverages our full-service bank’s capabilities and our national mortgage platform to create and build financial solutions for our customers. At March 31, 2020, we operated 160 full-service banking branches that offer a full set of banking products to consumer, commercial, and government customers. Our banking footprint spans Michigan, Indiana, California, Wisconsin, Ohio and contiguous states.

We originate mortgages through a network of brokers and correspondents in all 50 states and our own loan officers, which includes our direct lending team, from 87 retail locations in 28 states and two call centers. We are also a leading national servicer of mortgage loans and provide complementary ancillary offerings including MSR lending, servicing advance lending and MSR recapture services.

Operating Segments

Our operations are conducted through our three operating segments: Community Banking, Mortgage Originations, and Mortgage Servicing. For further information, see MD&A - Operating Segments and Note 17 - Segment Information.

Selected Financial Ratios
(Dollars in millions, except share data)

	Three Months Ended,
	March 31, 2020	December 31, 2019	March 31, 2019
	(In millions and percentages)
Selected Mortgage Statistics:
Mortgage rate lock commitments (fallout-adjusted) (1)	$11,154	$8,179	$6,602
Mortgage loans originated	$8,591	$9,303	$5,513
Mortgage loans sold and securitized	$7,487	$8,135	$5,170
Selected Ratios:
Interest rate spread (2)	2.31%	2.39%	2.69%
Net interest margin	2.81%	2.91%	3.09%
Return on average assets	0.78%	0.99%	0.79%
Return on average common equity	9.82%	12.69%	9.16%
Return on average tangible common equity (3)	11.46%	14.76%	11.33%
Efficiency ratio	77.1%	78.2%	81.3%
Effective tax provision rate	18.5%	18.1%	18.4%
Average Balances:
Average interest-earning assets	$21,150	$20,708	$16,294
Average interest-paying liabilities	$14,480	$14,208	$12,505
Average stockholders' equity	$1,854	$1,803	$1,583

	March 31, 2020	December 31, 2019	March 31, 2019
	(In millions, except per share data and percentages)
Selected Statistics:
Book value per common share	$32.46	$31.57	$27.86
Tangible book value per share (4)	$29.52	$28.57	$24.65
Number of common shares outstanding	56,729,789	56,631,236	56,480,086
Common equity-to-assets ratio	6.87%	7.68%	8.09%
Tangible common equity to assets ratio (4)	6.25%	6.95%	7.16%
Capitalized value of mortgage servicing rights	0.95%	1.21%	1.27%
Bancorp Tier 1 leverage (to adjusted avg. total assets)	8.09%	7.57%	8.37%
Bank Tier 1 leverage (to adjusted avg. total assets)	8.19%	7.71%	9.04%
Number of bank branches	160	160	160
Number of FTE employees	4,415	4,453	3,996

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

(3)
Excludes goodwill and intangibles of $167 million, $170 million, and $182 million at March 31, 2020, December 31, 2019, and March 31, 2019, respectively. See Non-GAAP Financial Measures for further information.

(4)	Excludes goodwill, intangible assets and the associated amortization, net of tax. See Non-GAAP Financial Measures for further information.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,			1Q20 vs. 4Q19	1Q20 vs. 1Q19
	March 31, 2020	December 31, 2019	March 31, 2019	Change	Change
	(Dollars in millions, except per share data)
Net interest income	$148	$152	$126	$(4)	$22
Provision for credit losses	14	—	—	14	14
Total noninterest income	157	162	109	(5)	48
Total noninterest expense	235	245	191	(10)	44
Provision for income taxes	10	11	8	(1)	2
Net income	$46	$58	$36	$(12)	$10
Adjusted net income (1)	$46	$58	$37	$(12)	$9
Income per share
Basic	$0.80	$1.01	$0.64	$(0.21)	$0.16
Diluted	$0.80	$1.00	$0.63	$(0.20)	$0.17
Adjusted diluted (1)	$0.80	$1.00	$0.64	$(0.20)	$0.16

(1)	For further information, see MD&A - Use of Non-GAAP Financial Measures.

Overview

Net income was $46 million, or $0.80 per diluted share for the quarter ended March 31, 2020. These results compare to fourth quarter 2019 net income of $58 million, or $1.00 per diluted share, first quarter 2019 net income of $36 million, or $0.63 per diluted share, and first quarter 2019 adjusted net income of $37 million, or $0.64 per diluted share, when excluding acquisition expenses of $1 million net of taxes.

Compared to the fourth quarter 2019, net interest income in the first quarter of 2020 fell $4 million, or 3 percent, reflecting a 10 basis point decrease in net interest margin, despite a full quarter's impact from prior interest rate cuts and the partial impact of the March interest rate cuts in response to COVID-19. Margin compression was partially offset by growth in interest earnings assets.

We also adopted CECL during the quarter, which increased our allowance for loan losses $23 million and our reserve for unfunded commitment $7 million as of January 1, 2020. Our first quarter 2020 provision was $14 million, an increase from $0 million at March 31, 2019 resulting from the forecasted impact of COVID-19 on the economy.

In the first quarter of 2020 our Mortgage business yielded mortgage revenues of $96 million driven by a 36 percent increase in fallout adjusted locks and a $9 million increase in return on our mortgage servicing rights. Our net gain on loan sale margin was 80 basis points, which was reduced 43 basis points as a result of hedge ineffectiveness in the final two weeks of March caused by market disruption from Federal Reserve purchases of agency mortgage-backed securities during that period.

Net Interest Income

Comparison to Prior Year Quarter

The following table presents details on our net interest margin and net interest income on a consolidated basis:

	Three Months Ended
	March 31, 2020			December 31, 2019			March 31, 2019
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$5,248	$49	3.72%	$5,199	$51	3.92%	$3,266	$38	4.72%
Loans held-for-investment
Residential first mortgage	3,062	27	3.51%	3,215	30	3.60%	3,044	28	3.64%
Home equity	1,019	12	4.73%	989	12	4.86%	745	10	5.63%
Other	816	12	5.77%	728	11	5.97%	356	6	7.11%
Total consumer loans	4,897	51	4.14%	4,932	53	4.20%	4,145	44	4.30%
Commercial real estate	2,949	34	4.61%	2,763	34	4.91%	2,250	33	5.66%
Commercial and industrial	1,667	19	4.52%	1,726	21	4.80%	1,594	21	5.39%
Warehouse lending	2,310	25	4.30%	2,747	33	4.61%	1,175	16	5.47%
Total commercial loans	6,926	78	4.48%	7,236	88	4.77%	5,019	70	5.53%
Total loans held-for-investment (1)	11,823	129	4.34%	12,168	141	4.54%	9,164	114	4.97%
Loans with government guarantees	811	3	1.38%	678	4	2.16%	455	3	2.96%
Investment securities	3,060	19	2.47%	2,511	16	2.49%	3,258	24	2.91%
Interest-earning deposits	208	1	1.75%	152	1	2.26%	151	1	2.77%
Total interest-earning assets	21,150	201	3.78%	20,708	213	4.04%	16,294	180	4.43%
Other assets	2,263			2,328			2,144
Total assets	$23,413			$23,036			$18,438
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,587	$3	0.75%	$1,448	$3	0.70%	$1,220	$2	0.68%
Savings deposits	3,384	9	1.07%	3,335	10	1.19%	3,089	7	0.95%
Money market deposits	687	1	0.32%	700	—	0.35%	778	1	0.27%
Certificates of deposit	2,254	12	2.24%	2,459	15	2.37%	2,488	13	2.13%
Total retail deposits	7,912	25	1.28%	7,942	28	1.39%	7,575	23	1.22%
Government deposits	1,131	3	1.15%	1,192	4	1.39%	1,170	4	1.51%
Wholesale deposits and other	581	4	2.39%	666	4	2.36%	387	2	2.23%
Total interest-bearing deposits	9,624	32	1.33%	9,800	36	1.46%	9,132	29	1.30%
Short-term FHLB advances and other	3,566	12	1.35%	3,262	15	1.74%	2,725	17	2.54%
Long-term FHLB advances	794	3	1.29%	650	3	1.43%	153	1	1.54%
Other long-term debt	496	6	5.33%	496	7	5.45%	495	7	5.90%
Total interest-bearing liabilities	14,480	53	1.46%	14,208	61	1.65%	12,505	54	1.75%
Noninterest-bearing deposits
Retail deposits and other	1,395			1,332			1,242
Custodial deposits (2)	4,776			4,772			2,532
Total non-interest bearing deposits	6,171			6,104			3,774
Other liabilities	908			921			576
Stockholders’ equity	1,854			1,803			1,583
Total liabilities and stockholders' equity	$23,413			$23,036			$18,438
Net interest-earning assets	6,671			6,500			3,789
Net interest income		$148			$152			$126
Interest rate spread (3)			2.31%			2.39%			2.69%
Net interest margin (4)			2.81%			2.91%			3.09%
Ratio of average interest-earning assets to interest-bearing liabilities			146.1%			145.8%			130.3%
Total average deposits	15,795			15,904			12,906

(1)	Includes nonaccrual loans. For further information on nonaccrual loans, see Note 4 - Loans Held-for-Investment.

(2)	Includes noninterest-bearing custodial deposits that arise due to the servicing of loans for others.

(3)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2020 versus December 31, 2019 Increase (Decrease) Due to:			Three Months Ended March 31, 2020 versus March 31, 2019 Increase (Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$(2)	$—	$(2)	$(12)	$23	$11
Loans held-for-investment
Residential first mortgage	(2)	(1)	(3)	(1)	—	(1)
Home equity	—	—	—	(2)	4	2
Other	—	1	1	(2)	8	6
Total consumer loans	(2)	—	(2)	(5)	12	7
Commercial real estate	(2)	2	—	(9)	10	1
Commercial and industrial	(1)	(1)	(2)	(3)	1	(2)
Warehouse lending	(3)	(5)	(8)	(7)	16	9
Total commercial loans	(6)	(4)	(10)	(19)	27	8
Total loans held-for-investment	(8)	(4)	(12)	(24)	39	15
Loans with government guarantees	(2)	1	(1)	(3)	3	—
Investment securities	—	3	3	(4)	(1)	(5)
Interest-earning deposits and other	—	—	—	—	—	—
Total interest-earning assets	$(12)	$—	$(12)	$(43)	$64	$21
Interest-Bearing Liabilities
Interest-bearing deposits	$(3)	$(1)	$(4)	$1	$2	$3
Short-term FHLB advances and other borrowings	(4)	1	(3)	(10)	5	(5)
Long-term FHLB advances	(1)	1	—	—	2	2
Other long-term debt	(1)	—	(1)	(1)	—	(1)
Total interest-bearing liabilities	(9)	1	(8)	(10)	9	(1)
Change in net interest income	$(3)	$(1)	$(4)	$(33)	$55	$22

Comparison to Prior Quarter

Net interest income decreased $4 million, or 3 percent, to $148 million for the first quarter 2020 as compared to the fourth quarter 2019. The results reflect a 2 percent increase in average earning assets, driven by the purchase of investment securities. Net interest margin decreased 10 basis points, to 2.81 percent for the first quarter 2020 as compared to the fourth quarter 2019. The decrease in margin was driven by the full impact of the prior quarter rate cut and the partial impact of the March rate cuts.

Loans held-for-investment averaged $11.8 billion for the first quarter 2020, decreasing $345 million from the prior quarter. Average warehouse loans decreased $437 million, or 16 percent, consistent with the volume decline in mortgage closings and average residential mortgages decreased $153 million, or 5 percent, due to higher loan repayments.

Average total deposits were $15.8 billion in the first quarter 2020, decreasing $109 million, or 1 percent, from the fourth quarter 2019. Average time and brokered deposits decreased $282 million, or 10 percent, as these higher costs deposits matured and were replaced with less expensive funding.

Comparison to Prior Year    Quarter

Net interest income increased $22 million, for the three months ended March 31, 2020, compared to the same period in 2019. The 17 percent increase was driven by growth in average interest-earning assets led by the loans held-for-sale portfolio and commercial loans HFI portfolio. Net interest margin declined 28 basis points to 2.81 percent for the first quarter 2020, as compared to 3.08 percent in the first quarter of 2019. This margin compression was primarily attributable to a rate cuts that took place near the end of 2019 and in March of 2020.

Average interest-earnings assets increased $4.9 billion due to growth in the LHFS portfolio as the Bank continued to take advantage of the favorable mortgage environment due to lower rates which have led to higher refinance activity and volume in the mortgage market. Average commercial loans increased $2 billion driven by growth across CRE, C&I and warehouse portfolios. The consumer loan portfolio increased $750 million primarily driven by growth in indirect lending, home equity and other consumer.

Average interest-bearing liabilities increased $2 billion, due to an $841 million and $641 million increase in short-term and long-term FHLB borrowings, respectively. Average total deposits increased $493 million driven by higher custodial deposits which result from growth in subservicing and higher refinance activity.

Provision for Credit Losses

The provision for credit losses and unfunded commitments was $14 million for the three months ended March 31, 2020. Net charge-offs during the period were $2 million. The higher provision of $14 million was driven by changes in the economic forecast which assumed a sudden sharp and severe recession, only partially recovering later in the year due to the economic distress caused by COVID-19. In this scenario, United States gross domestic product ("GDP") contracts 18 percent in the second quarter of 2020, the HPI decreases 3 percent by the end of the year and unemployment spikes to 9 percent before moderating to 7 percent by the end of the year.

For further information on the provision for credit losses see MD&A - Credit Quality.

Noninterest Income

The following tables provide information on our noninterest income and other mortgage metrics:

	Three months ended			1Q20 vs. 4Q19	1Q20 vs. 1Q19
	March 31, 2020	December 31, 2019	March 31, 2019	Change	Change

Net gain on loan sales	$90	$101	$49	$(11)	$41
Loan fees and charges	26	30	17	$(4)	$9
Net return (loss) on mortgage servicing rights	6	(3)	6	$9	$—
Loan administration income	12	8	11	$4	$1
Deposit fees and charges	9	10	8	$(1)	$1
Other noninterest income	14	16	18	$(2)	$(4)
Total noninterest income	$157	$162	$109	$(5)	$48

	Three months ended			1Q20 vs. 4Q19	1Q20 vs. 1Q19
	March 31, 2020	December 31, 2019	March 31, 2019	Change	Change
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)	$11,154	$8,179	$6,602	$2,975	$4,552
Mortgage loans originated	8,591	9,303	5,513	$(712)	$3,078
Net margin on mortgage rate lock commitments (fallout-adjusted) (1)(2)	0.80%	1.23%	0.72%	(0.43)%	0.08%
Mortgage loans sold and securitized	7,487	8,135	5,170	$(648)	$2,317

(1)
Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by estimates of the percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and impact of changes in interest rates.

(2)
Gain on sale margin is based on net gain on loan sales (excludes net gain on loan sales of $2 million from loans transferred from LHFI during the three months ended March 31, 2020) to fallout-adjusted mortgage rate lock commitments.

Comparison to Prior Quarter

Noninterest income decreased $5 million for the three months ended March 31, 2020, compared to the three months ended December 31, 2019, primarily due to the following:

•
Net gain on loan sales decreased $11 million, or 11 percent, to $90 million, as compared to $101 million in the fourth quarter 2019. Fallout-adjusted locks increased $3.0 billion, or 36 percent, to $11.2 billion, primarily driven by the robust refinance market. The net gain on loan sale margin decreased 43 basis points, to 0.80 percent for the first quarter 2020, as compared to 1.23 percent for the fourth quarter 2019 reflecting $45 million of hedge ineffectiveness caused by the Federal Reserve’s purchases of agency mortgage-backed securities in the last two weeks of March 2020.

•	Loan fees and charges decreased $4 million driven by lower originations and lower boarding of new subserviced loans in the first quarter 2020 as compared to the fourth quarter 2019.

•
Net return on mortgage servicing rights increased $9 million, to $6 million for the first quarter of 2020, compared to a $3 million net loss for the fourth quarter 2019 reflecting favorable hedge performance.

Comparison to Prior Year Quarter

Noninterest income increased $48 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the following:

•
Net gain on loan sales increased $41 million, primarily due to $4.6 billion higher fallout adjusted locks driven by the favorable mortgage environment and a shift to retail mix in the first quarter of 2020.

•
Loan fees and charges increased $9 million primarily driven by higher subservicing ancillary fees as total loans being serviced increased by 121 thousand along with higher mortgage fee income as a result of an increase in originations and higher retail mix.

•	Other noninterest income declined $4 million primarily driven by the lower rate environment which yielded lower FHLB dividends and other miscellaneous income.

Noninterest Expense

The following table sets forth the components of our noninterest expense:

	Three Months Ended March 31,			1Q20 vs. 4Q19	1Q20 vs. 1Q19
	March 31, 2020	December 31, 2019	March 31, 2019	Change	Change
	(Dollars in millions)
Compensation and benefits	$102	$102	$87	$—	$15
Occupancy and equipment	41	43	38	$(2)	$3
Commissions	29	35	13	$(6)	$16
Loan processing expense	20	20	17	$—	$3
Legal and professional expense	6	9	6	$(3)	$—
Federal insurance premiums	6	6	4	$—	$2
Intangible asset amortization	3	4	4	$(1)	$(1)
Other noninterest expense	28	26	22	$2	$6
Total noninterest expense	$235	$245	$191	$(10)	$44
Efficiency ratio	77.1%	75.2%	81.3%	1.9%	1.9%
Average number of FTE	4,415	4,453	3,996	(38)	419

Comparison to Prior Quarter

Noninterest expense decreased $10 million for the three months ended March 31, 2020, compared to the three months three months ended December 31, 2019 primarily due to the following:

•	Commissions decreased $6 million, primarily due to lower closings and favorable channel commission rates.

•	Legal and professional expense decreased $3 million primarily due to lower IT consulting and external litigation costs.

Comparison to Prior Year Quarter

Noninterest expense increased $44 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019 primarily due to the following:

•
Compensation and benefits increased $15 million, primarily due to higher average FTE driven by bringing default servicing in house and adding mortgage origination volume over the last year. Compensation and benefits costs were also impacted by seasonal payroll taxes, and overall wage inflation.

•
Commissions increased $16 million, primarily driven by higher originations along with a shift in channel mix from TPO to direct retail which supports a higher gain on sale but also has higher commission rates.

•	Occupancy and equipment increased $3 million due to the increase in IT software expenses.

•	Other noninterest expense increased $6 million primarily driven by higher mortgage related expenses due to the favorable mortgage environment.

Provision for Income Taxes

Our provision for income taxes for the three months ended March 31, 2020, was $10 million and our effective tax rate was 18.5 percent. Our effective tax rate differs from the combined federal and state statutory tax rate primarily due to non-taxable bank owned life insurance and other tax-exempt earnings, partially offset by nondeductible expenses.

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

    As a result of Management's evaluation of our segments, effective January 1, 2020, certain departments have been re-aligned between the Community Banking and Mortgage Originations. Specifically, a majority of the residential mortgage HFI portfolio is now part of the Mortgage Origination segment. The income and expenses relating to these changes are reflected in our financial statements and all prior period segment financial information has been recast to conform to the current presentation.

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

Our Community Banking segment has seen continued growth that has been further boosted by strategic acquisitions. In the last 12 months, our commercial and consumer loan portfolios have grown 60 percent and 12 percent to $8.9 billion and $4.9 billion, respectively. Average deposits for the three months ended March 31, 2020 increased to $10.4 billion, compared to $10.0 billion for the same period in 2019 driven primarily by organic growth.

	Three months ended			1Q20 vs. 4Q19	1Q20 vs. 1Q19
Community Banking	March 31, 2020	December 31, 2019	March 31, 2019	Change	Change

Summary of Operations
Net interest income	$104	$113	$93	$(9)	$11
Provision for credit losses	8	2	1	6	7
Net interest income after provision for credit losses	96	111	92	(15)	4
Net loss on loan sales	—	(4)	(3)	4	3
Loan fees and charges	—	—	—	—	—
Loan administration expense	(1)	(1)	(1)	—	—
Net return on mortgage servicing rights	—	—	—	—	—
Other noninterest income	16	16	12	—	4
Total noninterest income	15	11	8	4	7
Compensation and benefits	27	26	24	1	3
Commissions	1	1	—	—	1
Loan processing expense	2	1	1	1	1
Other noninterest expense	44	42	40	2	4
Total noninterest expense	74	70	66	4	8
Income before indirect overhead allocations and income taxes	37	52	34	(15)	3
Indirect overhead allocation	(9)	(11)	(10)	2	1
Provision for income taxes	6	9	5	(3)	1
Net income	$22	$32	$19	$(10)	$3

Key Metrics
Efficiency Ratio	61.6%	56.4%	65.3%	5.2%	(3.7)%
Return on average assets	1.6%	2.2%	2.1%	(0.6)%	(0.5)%
Average number of FTE employees	1,274	1,316	1,308	(42)	(34)

Comparison to Prior Quarter

The Community Banking segment reported net income of $22 million for the three months ended March 31, 2020, compared to $32 million for the three months ended December 31, 2019. The $10 million decrease was driven by the following:

•	Net interest income declined $9 million primarily due to margin compression

•	Provision for credit losses was $6 million higher driven by loan growth.

Comparison to Prior Year Quarter

The Community Banking segment reported net income of $22 million for the three months ended March 31, 2020, compared to $19 million for the three months ended March 31, 2019. The increase was driven by the following:

•	Net interest income increased $11 million driven by higher average asset balances partially offset by lower margins due to rate cuts that have occurred over the past year.

•	Provision for credit losses was $7 million higher primarily due to loan growth.

•	Noninterest expense increased $8 million driven by growth in our operations and loan portfolios.

Mortgage Originations

We are a leading national originator of residential first mortgages. Our Mortgage Origination segment utilizes multiple distribution channels to originate or acquire one-to-four family residential mortgage loans on a national scale, primarily to sell. We originate and retain certain mortgage loans in our LHFI portfolio which generate interest income in the Mortgage Originations segment.

	Three months ended			1Q20 vs. 4Q19	1Q20 vs. 1Q19
Mortgage Originations	March 31, 2020	December 31, 2019	March 31, 2019	Change	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$42	$43	$33	$(1)	$9
Provision (benefit) for credit losses	(3)	1	—	(4)	(3)
Net interest income after provision for credit losses	45	42	33	3	12
Net gain on loan sales	90	105	52	(15)	38
Loan fees and charges	17	21	10	(4)	7
Loan administration expense	(7)	(8)	(4)	1	(3)
Net return on mortgage servicing rights	6	(3)	6	9	—
Other noninterest income	1	2	4	(1)	(3)
Total noninterest income	107	117	68	(10)	39
Compensation and benefits	31	31	24	—	7
Commissions	28	35	12	(7)	16
Loan processing expense	10	12	5	(2)	5
Other noninterest expense	26	25	19	1	7
Total noninterest expense	95	103	60	(8)	35
Income before indirect overhead allocations and income taxes	57	56	41	1	16
Indirect overhead allocation	(12)	(12)	(10)	—	(2)
Provision for income taxes	9	9	7	—	2
Net income	$36	$35	$24	$1	$12

Key Metrics
Mortgage rate lock commitments (fallout-adjusted) (1)	$11,145	$8,169	$6,602	$2,976	$4,543
Efficiency Ratio	63.8%	64.3%	58.5%	(0.5)%	5.3%
Return on average assets	1.4%	1.5%	1.3%	(0.1)%	0.1%
Average number of FTE employees	1,513	1,506	1,294	7	219

(1)
Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.

Comparison to Prior Quarter

The Mortgage Originations segment reported net income of $36 million for the three months ended March 31, 2020 and $35 million for the three months ended December 31, 2019. The increase was driven by the following:

•	The benefit for credit losses was lower as changes in allowance related to volume are recorded at the segment level and our HFI residential loan portfolio declined due to higher prepayments.

•
Net gain on loan sales decreased $15 million, to $90 million, as compared to $105 million in the fourth quarter 2019. Fallout-adjusted locks increased $3.0 billion, or 36 percent, to $11.2 billion, primarily driven by the robust refinance market. The net gain on loan sale margin decreased 43 basis points, to 0.80 percent for the first quarter 2020, as compared to 1.23 percent for the fourth quarter 2019 reflecting $45 million of hedge ineffectiveness caused by the Federal Reserve’s purchases of agency mortgage-backed securities in the last two weeks of March 2020. The first quarter of 2020 also generated $4 million lower intersegment revenue from the sale of mortgages to Community Banking.

•	Loan fees and charges, commissions and loan processing expense all decreased due to $712 million lower closings in the first quarter of 2020.

Comparison to Prior Year Quarter

The Mortgage Originations segment reported net income of $36 million for the three months ended March 31, 2020 and $24 million for the three months ended March 31, 2019. The increase was driven by the following:

•	Net interest income increased $9 million primarily due to $1.7 billion higher average LHFS balances resulting from increased mortgage production.

•	The benefit for credit losses was lower as changes in allowance related to volume are recorded at the segment level and our HFI residential loan portfolio declined due to higher prepayments.

•
Net gain on loan sales increased $38 million driven by $4.5 billion higher fallout adjusted mortgage rate locks and 8 basis points higher margin resulting from a shift in channel mix toward higher margin retail channels.

•
Compensation increased $7 million reflecting 219 higher FTE, with approximately 60 percent being driven by growth in the retail channel and 40 percent within mortgage fulfillment as capacity has been adjusted in response to growth in the overall mortgage market.

•	Loan fees and charges, loan administration income, commissions and loan processing expense all increased due to $3.1 billion higher closings and a shift to retail mix in the first quarter of 2020.

Mortgage Servicing

The Mortgage Servicing segment services loans when we hold the MSR asset, and subservices mortgage loans for others through a scalable servicing platform on a fee for service basis. We may also collect ancillary fees and earn income through the use of noninterest bearing escrows. The loans we service generate custodial deposits which provide a stable funding source which supports interest-earning asset generation in the Community Banking and Mortgage Origination segments. Revenue for serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the delinquency status of the underlying loans. The Mortgage Servicing segment also services residential mortgages for our LHFI portfolio in the Community Banking segment and our own MSR portfolio in the Mortgage Originations segment for which it earns intersegment revenue on a fee per loan basis.

	Three months ended			1Q20 vs. 4Q19	1Q20 vs. 1Q19
Mortgage Servicing	March 31, 2020	December 31, 2019	March 31, 2019	Change	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$4	$5	$3	$(1)	$1
Net interest income after provision for credit losses	4	5	3	(1)	1
Loan fees and charges	9	10	7	(1)	2
Loan administration income	36	34	29	2	7
Total noninterest income	45	43	36	2	9
Compensation and benefits	10	10	6	—	4
Loan processing expense	7	6	10	1	(3)
Other noninterest expense	19	16	15	3	4
Total noninterest expense	36	32	31	4	5
Income before indirect overhead allocations and income taxes	13	16	8	(3)	5
Indirect overhead allocation	(5)	(5)	(5)	—	—
Provision for income taxes	2	2	—	—	2
Net income	$6	$9	$3	$(3)	$3

Key Metrics
Efficiency Ratio	73.8%	66.6%	81.9%	7.2%	(8.1)%
Return on average assets	52.1%	76.1%	13.1%	(24.0)%	39.0%
Average number of residential loans serviced	1,082,412	1,042,105	906,271	40,307	176,141
Average number of FTE employees	478	480	271	(2)	207

The following table presents loans serviced and the number of accounts associated with those loans.

	March 31, 2020		December 31, 2019		March 31, 2019
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$193,037	916,989	$194,638	918,662	$170,476	814,248
Serviced for others	23,439	102,338	24,003	105,469	21,925	90,622
Serviced for own loan portfolio (3)	8,539	63,085	9,536	66,526	7,631	56,687
Total loans serviced	$225,015	1,082,412	$228,177	1,090,657	$200,032	961,557

(1)	UPB, net of write downs, does not include premiums or discounts.

(2)	Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs. Includes repossessed assets.

(3)	Includes LHFI (residential first mortgage, home equity and other consumer), LHFS (residential first mortgage), loans with government guarantees (residential first mortgage), and repossessed assets.

Comparison to Prior Quarter

The Mortgage Servicing segment reported net income of $6 million for the three months ended March 31, 2020, compared to net income of $9 million for the three months ended December 31, 2019. The $3 million decrease in net income was primarily driven by a $2 million servicing advance write off related to a legacy sale along with higher occupancy, administrative and software expenses on a relatively flat volume of loans serviced.

Comparison to Prior Year Quarter

The Mortgage Servicing segment reported net income of $6 million for the three months ended March 31, 2020, compared to net income of $3 million for the three months ended March 31, 2019. The $3 million increase in net income was driven by a an increase in average loans serviced, which increased average custodial balances, subservicing fees, late fee income as well as loan administration income. The increase in net income was partially offset by a $4 million increase in noninterest expenses due to the acquisition of the Jacksonville default service center.

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

	Three months ended			1Q20 vs. 4Q19	1Q20 vs. 1Q19
Other	March 31, 2020	December 31, 2019	March 31, 2019	Change	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$(2)	$(9)	$(3)	$7	$1
Provision (benefit) for credit losses	9	(3)	(1)	12	10
Net interest income after provision for credit losses	(11)	(6)	(2)	(5)	(9)
Loan administration (expense) income	(16)	(16)	(13)	—	(3)
Other noninterest income	6	8	10	(2)	(4)
Total noninterest income	(10)	(9)	(3)	(1)	(7)
Compensation and benefits	34	36	33	(2)	1
Commissions	—	(1)	1	1	(1)
Loan processing expense	1	1	1	—	—
Other noninterest expense	(5)	5	—	(10)	(5)
Total noninterest expense	30	41	35	(11)	(5)
Income before indirect overhead allocations and income taxes	(51)	(56)	(40)	5	(11)
Indirect overhead allocation	26	27	25	(1)	1
Provision for income taxes	(7)	(10)	(4)	3	(3)
Net income (loss)	$(18)	$(19)	$(11)	$1	$(7)

Key Metrics
Average number of FTE employees	1,149	1,150	1,092	(1)	57

Comparison to Prior Quarter

The Other segment reported a net loss of $18 million, for the three months ended March 31, 2020, compared to a net loss of $19 million for the three months ended December 31, 2019. The $1 million decrease in losses was primarily driven by the following:

•
Net interest income increased $7 million. Fourth quarter 2019 interest income was more severely impacted by the rate declines throughout the year and the Bank being in an asset sensitive position as compared to the first quarter 2020.

•	Provision for credit losses was $12 million higher driven by COVID-19's impact to our economic forecast.

Comparison to Prior Year Quarter

The Other segment reported a net loss of $18 million, for the three months ended March 31, 2020, compared to a net loss of $11 million for the three months ended March 31, 2019. The $7 million increase in losses was primarily due to a higher provision for credit losses driven by COVID-19's impact to our economic forecast.

Risk Management

Certain risks are inherent in our business and include, but are not limited to operational, strategic, credit, regulatory compliance, legal, reputational, liquidity, market and cyber. We continuously invest in our risk management activities which are focused on ensuring we properly identify, measure and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. We hold capital to protect us from unexpected loss arising from these risks.

A comprehensive discussion of risks affecting us can be found in the Risk Factors section included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A of this Quarterly Report on Form 10-Q. Some of the more significant processes used to manage and control credit, market, liquidity and operational risks are described in the following paragraphs.

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

We maintain credit limits in compliance with regulatory requirements. Under the Home Owners Loan Act (HOLA), the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 and Tier 2 capital plus any portion of the allowance for credit losses not included in the Tier 2 capital. This limit was $300 million as of March 31, 2020. We maintain a more conservative maximum internal Bank credit limit than required by HOLA of $100 million to any one borrower/obligor relationship, with the exception of warehouse borrower/obligor relationships which have a higher internal Bank limit of $125 million as all advances are fully collateralized by residential mortgage loans and this asset class has had very low levels of historical loss. We have a tracking and reporting process to monitor lending concentration levels, and all credit exposures to a single or related borrower that exceed $50 million must be approved by the Board of Directors.

Our commercial loan portfolio has been built on our relationship-based lending strategy. We provide financing and banking products to our commercial customers in our core banking footprint and will follow those established customer relationships to meet their financing needs in areas outside of our footprint. We have also formed relationship lending on a national scale through our home builder finance and warehouse lending businesses. At March 31, 2020, we had $9 billion in our commercial loan portfolio with our warehouse lending and home builder finance businesses accounting for 58 percent of the total. Of the remaining commercial loans in our portfolio, the majority of CRE and C&I loans were with customers who have established relationships within our core banking footprint.

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

Our commercial loan portfolio includes leveraged lending. The Bank defines a transaction as leveraged when two or more of the following conditions exist; 1) proceeds from the loan are used for buyouts, acquisitions, recapitalization or capital distributions 2) the borrower's total funded debt to EBITDA ratio is greater than four or Senior Funded Debt to EBITA ratio is greater than three 3) borrower with a high debt to net worth ratio within its industry or sector as defined by internal limits 4) debt leverage significantly exceeds industry norms or historical levels for leverage as defined by internal limits. Leveraged lending transactions typically result in leverage ratios that are significantly above industry norms or historical levels. Our leveraged lending portfolio and other loan portfolios with above-average default probabilities tend to behave similarly during a downturn in the general economy or a downturn within a specific sector. Consequently, we take steps to avoid undue concentrations by setting limits consistent with our appetite for risk and our financial capacity. In addition, there are specific underwriting conditions set for our leveraged loan portfolio and there is additional emphasis on certain items beyond the standard underwriting process including synergies, collateral shortfall and projections.

Our commercial loan portfolio also includes loans that are part of the Shared National Credit ("SNC") Program. A SNC is defined as any loan or loan commitment of at least $100 million that is shared by three or more supervised institutions. On an annual basis, a joint regulatory task force performs a risk assessment of all SNCs. When completed, these risk ratings are shared and our risk rating must be no better than the risk rating listed in the SNC assessment. Exposure and credit quality for SNCs are carefully monitored and reported internally.

For our commercial real estate portfolio, including owner and nonowner-occupied-properties and home builder finance lending, we obtain independent appraisals as part of our underwriting and monitoring process. These appraisals are reviewed by an internal appraisal group that is independent from our sales and credit teams.

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

The consumer loan portfolio has been built on strong underwriting criteria and within concentration limits intended to diversify our risk profile. We have built our consumer loan portfolio by adding high quality first mortgage loans to our balance sheet making up 61.1 percent of our total consumer loan portfolio at March 31, 2020. We have also grown our home equity loans and lines of credit as well as our other consumer loan portfolio.

Loans held-for-investment

The following table summarizes loans held-for-investment by category:

	Three months ended			1Q20 vs. 4Q19	1Q20 vs. 1Q19
	March 31, 2020	December 31, 2019	March 31, 2019	Change	Change
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,964	$3,154	$3,100	$(190)	$(136)
Home equity (1)	$1,028	$1,024	$796	$4	$232
Other	$858	$729	$433	$129	$425
Total consumer loans	4,850	4,907	4,329	(57)	521
Commercial loans
Commercial real estate	$3,092	$2,828	$2,324	264	768
Commercial and industrial	$1,880	$1,634	$1,651	246	229
Warehouse lending	$3,973	$2,760	$1,632	1,213	2,341
Total commercial loans	8,945	7,222	5,607	1,723	3,338
Total loans held-for-investment	$13,795	$12,129	$9,936	$1,666	$3,859

(1)	Includes second mortgages, HELOCs and HELOANs.

Prior to COVID-19 we had continued to strengthen our Community Banking segment by growing LHFI. Our commercial loan portfolio grew $1.7 billion, or 13 percent, from December 31, 2019 to March 31, 2020, led by growth in our warehouse lending portfolio due to increased refinance activity in the mortgage industry. In addition, our consumer loan portfolio decreased $57 million, or 4 percent, from December 31, 2019 to March 31, 2020. A $129 million increase in other consumer loans was more than offset by a $190 million decrease in residential first mortgage loans due to higher refinance activity and lower originations to the HFI portfolio. Since COVID-19 began, we are focusing on our lower-risk, higher return warehouse lending portfolio while shifting to a credit management focus, rather than growth, on our remaining commercial portfolio due to economic conditions. At the present time, new relationships require approval of our CEO, Chief Credit Officer and Chief Lending Officer.

Residential first mortgage loans. We originate or purchase various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies and that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. As of March 31, 2020, loans in this portfolio had an average FICO score of 737 and an average LTV of 67 percent.

The following table presents our total residential first mortgage LHFI by major category:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Estimated LTVs (1)
Less than 80% and refreshed FICO scores (2):
Equal to or greater than 660	2,053	2,263
Less than 660	110	93
80% and greater and refreshed FICO scores (2):
Equal to or greater than 660	672	687
Less than 660	129	111
Total	$2,964	$3,154
Geographic region
California	1,096	1,205
Michigan	443	442
Florida	199	214
Texas	194	205
Washington	156	181
Illinois	85	95
New York	84	84
Arizona	76	79
Colorado	64	68
Maryland	49	49
Others	518	532
Total	$2,964	$3,154

(1)	LTVs reflect loan balance at the date reported, as a percentage of property values as appraised at loan origination.

(2)	FICO scores are updated at least on a quarterly basis or more frequently, if available.

The following table presents our total residential first mortgage LHFI as of March 31, 2020, by year of origination:

	2020	2019	2018	2017	2016 and Prior	Total
	(Dollars in millions)
Residential first mortgage loans	97	819	410	502	$1,136	$2,964
Percent of total	3.3%	27.6%	13.8%	16.9%	38.3%	100.0%

Home equity. Our home equity portfolio includes HELOANs, second mortgage loans, and HELOCs. These loans require full documentation and are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs and HELOCs is capped at 43 percent and 45 percent, respectively. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 660 for primary residences and 680 for second homes. Second mortgage loans and HELOANs are fixed rate loans and are available with terms up to 20 years. HELOC loans are variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. At March 31, 2020, HELOCs and HELOANs in a first lien position totaled $194 million. As of March 31, 2020, loans in this portfolio had an average FICO score of 740 and an average CLTV of 71 percent.

Other consumer loans. Our other consumer loan portfolio consists of secured and unsecured loans originated through our indirect lending business, third party originations and our Community Banking segment.

The following table presents our other consumer loan portfolio by purchase type:

	March 31, 2020		December 31, 2019
	Balance	% of Portfolio	Balance	% of Portfolio
	(Dollars in millions)
Indirect lending	619	72%	577	79%
Point of Sale	159	19%	63	9%
Other	80	9%	89	12%
Total other consumer loans	858	100%	729	100%

At March 31, 2020, other consumer loans increased to $858 million compared to $729 million at December 31, 2019. The increase is primarily due to growth in our high quality, dealer relationship based, non-auto indirect lending business of which 65 percent is secured by boats and 35 percent secured by recreational vehicles and point of sale loans. As of March 31, 2020, loans in our indirect portfolio had an average FICO score of 764. Point of sale loans include loans originated in conjunction with third-party financial technology companies.

Commercial real estate loans. The commercial real estate portfolio contains loans collateralized by diversified property types which are primarily income producing in the normal course of business. The majority of our retail exposure is to neighborhood strip centers and single tenant locations, which include drug stores. Generally, the maximum LTV is 80 percent, or 90 percent for owner-occupied real estate, and the minimum debt service coverage is 1.20. At March 31, 2020, our average LTV and average debt service coverage for our CRE portfolio was 51 percent and 2.36 times, respectively. Our CRE loans primarily earn interest at a variable rate.

We have established a national home builder finance program and at March 31, 2020, our commercial portfolio contained $2.1 billion in commitments with $1.15 million in outstanding loans. These loans are collateralized and included in our CRE portfolio while the remaining loans are unsecured and included in our C&I portfolio.

As of March 31, 2020, our CRE portfolio included $240 million of SNCs and one leveraged lending loan of $4 million. The SNC portfolio had seventeen borrowers with an average UPB of $14 million and an average commitment of $20 million. There were no nonperforming loans as of March 31, 2020, and no SNC or leveraged loans outstanding were rated as special mention or substandard.

The following table presents our total CRE LHFI by collateral location and collateral type:

	MI	TX	CA	CO	FL	Other	Total	% by collateral type
	(Dollars in millions)
March 31, 2020
Home builder	$27	$263	$148	$168	$124	$205	$935	30.2%
Owner occupied	356	4	24	—	10	55	449	14.5%
Multi family	173	60	21	6	7	146	413	13.4%
Retail (1)	190	—	6	4	—	115	315	10.2%
Office	175	19	16	—	2	55	267	8.6%
Hotel/motel	117	—	24	—	—	65	206	6.7%
Senior living facility	65	26	—	—	1	51	143	4.6%
Industrial	51	4	19	—	1	28	103	3.3%
Parking garage/lot	26	9	1	—	1	34	71	2.3%
Land-residential (2)	3	—	4	—	16	5	28	0.9%
Shopping mall (3)	4	—	14	—	—	—	18	0.6%
Non-profit	1	—	2	1	3	3	10	0.2%
Single family residence	4	—	—	—	—	—	4	0.1%
All other (4)	12	48	13	2	5	50	130	4.3%
Total	$1,204	$433	$292	$181	$170	$812	$3,092	100.0%
Percent by state	38.9%	14.0%	9.4%	5.9%	5.5%	26.3%	100.0%

(1)	Loans secured by SFR 1-4 properties

(2)	Includes home builder loans secured by land. Land residential includes development and unimproved vacant land.

(3)	Includes multipurpose retail space, neighborhood centers, strip centers and single-use retail space

(4)	All other primarily includes: parking garage, non-profit, mini-storage facilities, data centers, movie theater, etc.

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

As of March 31, 2020, our C&I portfolio included $974 million of SNCs, of which we were the lead bank of 15 percent. The services sector and the financial and insurance sector comprised the majority of the portfolio's unpaid principal balance with 38 and 32 percent of the balance, respectively. The SNC portfolio had seventy-five borrowers with an average UPB of $13 million and an average commitment of $18 million. There were no nonperforming loans as of March 31, 2020, and no borrowers with loans outstanding were rated as special mention or substandard.

As of March 31, 2020, our C&I portfolio included $377 million of leveraged lending, of which $257 million were SNCs. The manufacturing sector comprised 52 percent of the portfolio, the financial and insurance sector comprised 23 percent. There were no nonperforming loans as of March 31, 2020, and loans totaling $35 million of UPB were rated as special mention or substandard. Included in Financial & Insurance within our C&I portfolio, are $154 million in loans outstanding to 3 borrowers that are collateralized by MSR assets. Our amounts outstanding to those borrowers range from $30 million to $94 million and the ratio of the loan outstanding to the fair market value of the collateral ranges from 38 percent to 53 percent.

The following table presents our total C&I LHFI by borrower's geographic location and industry type as defined by North American Industry Classification System (NAICS):

	MI	OH	NY	FL	IN	WI	CA	TX	SC	CO	Other	Total	% by industry

March 31, 2020
Financial & Insurance	$37	$21	$66	$94	$15	$19	$19	$52	$99	$3	$83	$508	27.0%
Services	109	2	—	2	9	—	41	29	—	—	163	$355	18.9%
Manufacturing	172	32	—	—	1	8	6	16	—	6	67	$308	16.4%
Home Builder Finance	—	—	—	1	—	—	31	112	—	24	72	$240	12.8%
Rental & Leasing	107	16	5	—	—	—	—	—	—	23	17	$168	8.9%
Distribution	91	1	—	—	2	—	18	—	—	—	16	$128	6.8%
Healthcare	2	1	—	—	1	18	15	8	—	—	33	$78	4.1%
Government & Education	29	—	—	—	20	—	6	—	—	—	13	$68	3.6%
Servicing Advances	—	—	—	—	—	—	—	—	—	17	—	$17	0.9%
Commodities	4	—	—	—	1	—	—	—	—	—	5	$10	0.5%
Total	$551	$73	$71	$97	$49	$45	$136	$217	$99	$73	$469	$1,880	100.0%
Percent by state	29.3%	3.9%	3.8%	5.2%	2.6%	2.4%	7.2%	11.5%	5.3%	3.9%	24.9%	100.0%

Warehouse lending. We have a national platform with relationship managers across the country. We offer warehouse lines of credit to other mortgage lenders which allow the lender to fund the closing of residential mortgage loans. Each extension, advance, or draw-down on the line is fully collateralized by residential mortgage loans and is paid off when the lender sells the loan to an outside investor or, in some instances, to the Bank. In response to COVID-19, we have increased credit requirements for government loans and lowered the advance rate for loans that we believe have higher risk, as well as not accepting jumbo or non-qualified mortgage loans as collateral.

Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at March 31, 2020 was $6.3 billion, of which $4.0 billion was outstanding, compared to $3.9 billion at March 31, 2019, of which $1.6 billion was outstanding.

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

Nonperforming assets

The following table sets forth our nonperforming assets:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
LHFI
Consumer loans
Residential first mortgage	$16	$13
Home equity	1	2
Other Consumer	2	1
Total nonperforming LHFI	19	16
TDRs
Residential first mortgage	$8	$8
Home equity	2	2
Total nonperforming TDRs	10	10
Total nonperforming LHFI and TDRs (1)	29	26
Real estate and other nonperforming assets, net	10	10
LHFS	5	5
Total nonperforming assets	$44	$41
Nonperforming assets to total assets (2)	0.14%	0.15%
Nonperforming LHFI and TDRs to LHFI	0.21%	0.21%
Nonperforming assets to LHFI and repossessed assets (2)	0.28%	0.30%

(1)	Includes less than 90 day past due performing loans placed on nonaccrual. Interest is not being accrued on these loans.

(2)	Ratio excludes LHFS, which are recorded at fair value.

The following table sets forth activity related to our total nonperforming LHFI and TDRs:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Beginning balance	26	22
Additions	10	5
Reductions
Principal payments	(6)	(1)
Charge-offs	(1)	(1)
Transfers to REO		(1)
Total nonperforming LHFI and TDRs (1)	$29	$24

(1)	Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

Delinquencies

The following table sets forth loans 30-89 days past due in our LHFI portfolio:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$11	$9
Home equity	3	1
Other	5	4
Total consumer loans	$19	$14
Commercial Real Estate	6	—
Commercial and Industrial	1	—
Total commercial loans	$7	$—
Total performing loans past due 30-89 days	$26	$14

Early stage delinquencies increased at March 31, 2020, as loans 30 to 89 days past due were $26 million, or 0.19 percent of total LHFI, compared to $14 million, or 0.12 percent of total LHFI, at December 31, 2019. For further information, see Note 4 - Loans Held-for-Investment.

Payment Deferrals

In March 2020, as a response to COVID-19, consumer and commercial customers were offered 90-day principal and interest payment deferrals.

The table below summarizes borrowers in our loan portfolios that have requested payment deferral:

	As of April 30, 2020
	Number of Borrowers	UPB	Percent
	(Dollars in millions)
Loans Held-For-Investment
Consumer loans
Residential first mortgage	943	$305	10.3%
Home equity	1136	96	9.3%
Other consumer	1128	43	5.0%
Total consumer loans	3,207	$444	9.2%
Commercial loans
Commercial real estate	132	$378	12.2%
Commercial and industrial	169	174	9.3%
Warehouse lending	—	—	—%
Total commercial loans	301	$552	6.2%
Total consumer and commercial loans	3,508	$996	7.2%

Loans Held-For-Sale
Residential first mortgage	524	$205	4.7%

The table below summarizes the percent of our residential loan servicing portfolio that has requested and received forbearance:

	Total Population		Forbearance Requested
	As of March 31, 2020		As of April 30, 2020		Percent of UPB	Percent of Accounts
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$193,037	916,989	$23,330	100,950	12.1%	11.0%
Serviced for others	23,439	102,338	4,333	17,055	18.5%	16.7%
Serviced for own loan portfolio (3)	8,539	63,085	788	4,002	9.2%	6.3%
Total loans serviced	$225,015	1,082,412	$28,451	122,007	12.6%	11.3%

(1)	UPB, net of write downs, does not include premiums or discounts.

(2)	Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs. Includes repossessed assets.

(3)	Includes LHFI (residential first mortgage, home equity and other consumer), LHFS (residential first mortgage), loans with government guarantees (residential first mortgage), and repossessed assets.

As the MSR owner for loans serviced for others, we are required to advance principal and interest for a period of up to four months and tax and insurance payments until the Agencies make us whole. We anticipate servicing advances for these loans in forbearance to increase throughout the remainder of 2020. We believe that we have ample liquidity to handle the increase in servicing advances. We initially provide advances on a short-term basis for loans we subservice and are reimbursed by the MSR owner. Our advance receivable for our subserviced loans is therefore insignificant.

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

Beginning in March 2020, as a response to COVID-19, we have offered our consumer and commercial customer’s principal and interest payment deferrals and extensions. We considered these programs in the context of whether or not the restructuring of these contracts would constitute a Troubled Debt Restructuring (TDR). We considered the CARES Act, interagency guidance and related guidance from the FASB, which provided that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not required to be accounted for as TDRs. We believe that the extension and deferral programs, including forbearance specified by the Agencies, and our application of the referenced guidance and accounting for these programs is appropriate.

The following table sets forth a summary of TDRs by performing status:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Performing TDRs
Consumer Loans
Residential first mortgage	$20	$20
Home equity	17	18
Total performing TDRs	37	38
Nonperforming TDRs
Nonperforming TDRs	4	3
Nonperforming TDRs, performing for less than six months	6	7
Total nonperforming TDRs	10	10
Total TDRs	$47	$48

At March 31, 2020 our total TDR loans decreased $1 million compared to December 31, 2019, primarily due to principal payments and payoffs out-pacing new additions. Of our total TDR loans, 79 percent were performing status at March 31, 2020 and December 31, 2019. For further information, see Note 4 - Loans Held-for-Investment.

Allowance for Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss methodology with a lifetime expected loss methodology that is referred to as the current expected credit loss methodology. We adopted the requirements of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and all related amendments on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and unfunded commitments. We establish an allowance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. For further information, see Note 4 - Loans Held-for-Investment and Note 18 - Recently Issued Accounting Pronouncements. Concurrent with the adoption of ASU 2016-13, we have implemented dual risk rating models which use probability of default, loss given default and exposure at default, leveraging an industry leading third party vendor.

Under ASC 326 we are required to record our estimate of the expected lifetime losses related to the loans. In general, the provision should be higher for portfolios where the average ‘lifetime' is longer than the loss emergence period under the previous standard.

Additionally, the new standard requires us to forecast economic conditions and apply those forecasts, which we model, to determine our expectation of lifetime credit loss. This could have a significant impact and could cause volatility as compared to the previous standard, which did not include management’s forecasts of economic conditions as economic forecasts are inherently uncertain.

The following table presents the impact of adopting the standard by loan portfolio:

	Residential First Mortgage	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio	Unfunded Commitments
	(Dollars in millions)
Balance as of December 31, 2019	$22	$14	$6	$38	$22	$5	$107	$3
Impact of adopting ASC 326	25	12	10	(14)	(6)	(4)	23	7
Adjusted balance as of January 1, 2020	$47	$26	$16	$24	$16	$1	$130	$10

The impact of adopting ASC 326 was primarily driven by moving to a lifetime loss methodology. The lifetime loss methodology considers a reasonable and supportable economic forecast period before reverting economic variables over a one-year period to its long-term historical averages on a straight-line basis. The residential first mortgage, home equity and other consumer portfolios experienced an increase in allowance due to the weighted average life of these instruments being longer than their loss emergence period in the legacy incurred loss methodology. The commercial real estate and commercial and industrial portfolios experienced a decrease primarily due to the shorter duration of these loans as compared to the loss emergence period under the previous incurred loss method. Additionally, the look-back period for these portfolios utilized in the incurred loss methodology of ten years, which was heavily impacted by the previous recession, as compared to the estimated ASC 326 reserve as of January 1, 2020, which included a more favorable economic forecast compared to the ten-year average performance. The warehouse lending portfolio experienced a decrease due to their collateral, very short duration and history of very low credit losses. The unfunded commitment reserve was increased primarily due to the life of loan concept under the ASC 326 methodology.

The following table presents the change in the allowance balance for the quarter ended March 31, 2020:

	Three Months Ended March 31, 2020
	Residential First Mortgage	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio (1)	Unfunded Commitments	Total ACL
	(Dollars in millions)
Adjusted beginning allowance balance	$47	$26	$16	$24	$16	$1	$130	$10	$140
Provision (benefit) for credit losses:
Loan volume	(2)	—	1	2	2	—	3	—	3
Economic forecast and credit	4	2	—	2	—	—	8	10	18
Other (2)	(2)	(4)	(1)	—	—	—	(7)	—	(7)
Charge-offs	(1)	(1)	(1)	—	—	—	(3)	—	(3)
Recoveries	—	—	1	—	—	—	1	—	1
Ending allowance balance	$46	$23	$16	$28	$18	$1	$132	$20	$152
(1) Excludes loans carried under the fair value option
(2) Includes changes in the individual evaluated reserve

The allowance for credit losses was $152 million at March 31, 2020, compared to $140 million at January 1, 2020, adjusted for the impact of adopting ASC 326. The increase in the allowance is reflective of changes in the economic forecast used in the ACL models between January 1, 2020 and March 31, 2020. We utilized the Moody’s March 27 base scenario in our forecast which included an immediate, severe and sharp recession driven by COVID-19 that assumed second quarter GDP to decline at an annualized rate of 18 percent, unemployment (adjusted for the impact of the government stimulus) of 9 percent and HPI decreasing 3 percent by the end of the year. These actions drove an increase in our reserves of approximately $18 million, which includes an increase in our reserves for unfunded commitments of $10 million. This was partially offset by a reduction in reserves on specifically identified loans and the low levels of delinquencies in the various LHFI portfolios through March 31, 2020.

The allowance as a percentage of LHFI was 1.1 percent at March 31, 2020 compared to 0.9 percent at December 31, 2019. The increase in the allowance as a percentage of LHFI is reflective of the additional increases in the reserve to reflect the change in economic forecast used in the ACL models between January 1, 2020 and March 31, 2020, including increases in unemployment and decreases in GDP and HPI as a result of the ongoing COVID-19 pandemic. At March 31, 2020, we had a 1.8 percent and 0.7 percent allowance coverage on our consumer loan portfolio and our commercial loan portfolio, respectively.
The following tables set forth certain information regarding the allocation of our allowance to each loan category:

	March 31, 2020
	LHFI Portfolio	Percent of Portfolio	Allowance Amount (1)	Allowance as a Percent of Loan Portfolio
Consumer loans
Residential first mortgage	$2,964	21.5%	$46	1.6%
Home equity	1,028	7.5%	23	2.2%
Other consumer	858	6.2%	17	2.0%
Total consumer loans	4,850	35.2%	86	1.8%
Commercial loans
Commercial real estate	$3,092	22.4%	$43	1.4%
Commercial and industrial	1,880	13.6%	22	1.2%
Warehouse lending	3,973	28.8%	1	—%
Total commercial loans	8,945	64.8%	66	0.7%
Total consumer and commercial loans (2) (3)	$13,795	100.0%	$152	1.1%
(1) Includes allowance for loan losses and reserve for unfunded commitments
(2) Excludes loans carried under the fair value option
(3) Information reflects the impact of ASC 326 adoption

	December 31, 2019
	LHFI Portfolio	Percent of Portfolio	Allowance Amount (1)	Allowance as a Percent of Loan Portfolio
Consumer loans
Residential first mortgage	$3,154	26.0%	$22	0.7%
Home equity	1,024	8.4%	14	1.4%
Other consumer	729	6.0%	6	0.8%
Total consumer loans	4,907	40.4%	42	0.9%
Commercial loans
Commercial real estate	$2,827	23.3%	$40	1.4%
Commercial and industrial	1,634	13.5%	23	1.4%
Warehouse lending	2,760	22.8%	5	0.2%
Total commercial loans	7,221	59.6%	68	0.9%
Total consumer and commercial loans (2) (3)	$12,128	100.0%	$110	0.9%
(1) Includes allowance for loan losses and reserve for unfunded commitments
(2) Excludes loans carried under the fair value option
(3) Information reflects the impact of ASC 326 adoption

The following table presents additional information on each class of loans in our LHFI portfolio, including average loan life:

	March 31, 2020		December 31, 2019
	Investment Loan Portfolio	Weighted Average Loan Life	Investment Loan Portfolio	Weighted Average Loan Life
Consumer loans
Residential first mortgage	$2,964	5	$3,154	5
Home equity	1,028	3	1,024	3
Other consumer	858	1	729	2
Total consumer loans	4,850		4,907
Commercial loans
Commercial real estate	$3,092	2	$2,828	2
Commercial and industrial	1,880	1	1,634	1
Warehouse lending	3,973	—	2,760	—
Total commercial loans	8,945		7,222
Total consumer and commercial loans (1)	$13,795		$12,129
(1) Excludes loans carried under the fair value option

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

Our Asset/Liability Committee ("ALCO"), which is composed of our executive officers and certain members of other management, monitors interest rate risk on an ongoing basis in accordance with policies approved by our board of directors. The ALCO reviews interest rate positions and considers the impact projected interest rate scenarios have on earnings, capital, liquidity, business strategies, and other factors. However, management has the latitude to change interest rate positions within certain limits if, in management's judgment, the change will enhance profitability or minimize risk.

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

March 31, 2020
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$648	$39	6.5%
Constant	608	—	—%
(100)	538	(70)	(11.6)%
December 31, 2019
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$592	$34	6.0%
Constant	559	—	—%
(100)	520	(39)	(6.9)%

In the net interest income simulations, our balance sheet exhibits asset sensitivity. When interest rates rise our net interest income increases. Conversely, when interest rates fall our net interest income decreases. Due to the historically low interest rate environment experienced in the first quarter of 2020, we executed approximately $1.5 billion of interest rate swaps and long-term FHLB advances in the first quarter of 2020. These transactions lock in lower rate funding between 3 and 7 years at an average cost of 61 basis points, well below our cost of funds in the first quarter. At March 31, 2020, the $49 million increase in net interest income in the constant scenario as compared to that at December 31, 2019 was primarily driven by the growth in our interest earning assets partially offset by lower short term market rates compared to the three months ended December 31, 2019.

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

March 31, 2020					December 31, 2019
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change	Policy Limits
(Dollars in millions)
300	$3,092	11.6%	$514	20.0%	300	$3,147	13.6%	$150	5.0%	22.5%
200	2,961	11.1%	383	14.9%	200	3,152	13.7%	155	5.2%	15.0%
100	2,803	10.5%	225	8.8%	100	3,103	13.5%	106	3.5%	7.5%
Current	2,578	9.7%	—	—%	Current	2,997	13.0%	—	—%	—%
(100)	2,401	9.0%	(177)	(6.9)%	(100)	2,832	12.3%	(165)	(5.5)%	7.5%

Our balance sheet exhibits asset sensitivity in various interest rate scenarios. The increase in EVE as rates raise is the result of the amount of assets that would be expected to reprice exceeding the amount of liabilities repriced. This increased as of March 31, 2020 compared to December 31, 2019 due to the long term fixed rate funding actions discussed above. At March 31, 2020 and December 31, 2019, for each scenario shown, the percentage change in our EVE is within our Board policy limits.

Derivative financial instruments

As a part of our risk management strategy, we use derivative financial instruments to minimize fluctuation in earnings caused by market risk. We use forward sales commitments to hedge our unclosed mortgage origination pipeline and funded mortgage LHFS. All of our derivatives and mortgage loan production originated for sale are accounted for at fair market value. Changes to our unclosed mortgage origination pipeline are based on changes in fair value of the underlying loan, which is impacted most significantly by changes in interest rates and changes in the probability that the loan will not fund within the terms of the commitment, referred to as a fallout factor or, inversely, a pull-through rate. Market risk on interest rate lock commitments and mortgage LHFS is managed using corresponding forward sale commitments. The adequacy of these hedging strategies, and the ability to fully or partially hedge market risk, rely on various assumptions or projections, including a fallout factor, which is based on a statistical analysis of our actual rate lock fallout history. In the first quarter, gain-on-sale margins increased significantly as primary-secondary spreads widened to historic levels and lenders worked to manage capacity. However, in the second half of March, we experienced $45 million of hedge losses due to the Federal Reserve’s purchases of agency mortgage-backed securities in the last two weeks of March 2020. For further information, see Note 8 - Derivative Financial Instruments and Note 16 - Fair Value Measurements.

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

Parent Company Liquidity

The Company currently obtains its liquidity primarily from dividends from the Bank. The primary uses of the Company's liquidity are debt service, operating expenses, the repurchase of common stock and the payment of cash dividends which were increased to $0.05 per share in the first quarter 2020. The Company holds $250 million of senior notes which are scheduled to mature in approximately 1 year on July 15, 2021. At March 31, 2020, the Company held $232 million of cash on deposit at the Bank, for future cash outflows for debt interest payments, dividend payments and operating expense.

The OCC and the FRB regulate all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. Whether an application or notice is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the dividend. Additional restrictions on dividends apply if the Bank fails the QTL test. As of March 31, 2020, the bank is in compliance with the QTL test. At March 31, 2020, the Bank is able to pay dividends to the holding company of approximately $227 million without submitting an application to the OCC and remain well capitalized.

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

Further, other sources of liquidity include our LHFS portfolio and unencumbered investment securities. We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, RMBS, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. In addition, we have the ability to sell unencumbered investment securities or use them as collateral. At March 31, 2020, we had $4.9 billion available in unencumbered investment securities.

Our primary measure of liquidity is a ratio of ready liquidity to volatile funding, the volatile funds coverage ratio (“VFCR”). The VFCR is a liquidity coverage ratio that is customized to our business and ensures we have adequate coverage to meet our liquidity needs during times of liquidity stress. Volatile funds are the portion of the Bank’s funding identified as being at a higher risk of runoff in times of stress. Ready liquidity consists of cash on reserve at the Federal Reserve and unused borrowing capacity provided by the loan and investments portfolios. The VFCR is calculated, reported, and forecasted daily as part of our liquidity management framework.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our LHFI portfolio is funded with stable core deposits whereas our warehouse loans and LHFS may be funded with FHLB borrowings and custodial deposits. Warehouse loans are typically more liquid than other loan assets, as loans are paid within a short amount of time, when the lender sells the loan to an outside investor or, in some instances, to the Bank. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's HFI loan-to-deposit ratio, was 75 percent as of March 31, 2020. Excluding warehouse loans, which have draws that typically pay off within a few weeks, and custodial deposits, which represent mortgage escrow accounts on deposit with the Bank, the HFI loan-to-deposit ratio was 86 percent as of March 31, 2020.

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

Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity.

The following table presents primary sources of funding as of the dates indicated:

Liquidity Table

	Three months ended			Q120 vs. 4Q19	1Q20 vs. 1Q19
	March 31, 2020	December 31, 2019	March 31, 2019	Change	Change
	(Dollars in millions)
Retail deposits	9,145	9,164	9,015	(19)	130
Government deposits	1,164	1,213	1,202	(49)	(38)
Wholesale deposits	561	633	467	(72)	94
Custodial deposits	5,182	4,136	2,784	1,046	2,398
Total deposits	$16,052	$15,146	$13,468	$906	$2,584
FHLB advances and other short-term debt	6,841	4,815	3,351	2,026	3,490
Other long-term debt	493	496	495	(3)	(2)
Total borrowed funds	$7,334	$5,311	$3,846	$2,023	$3,488
Total funding	$23,386	$20,457	$17,314	$2,929	$6,072

The following table presents certain liquidity sources and borrowing capacity as of the dates indicated:

	Three months ended			Q120 vs. 4Q19	1Q20 vs. 1Q19
	March 31, 2020	December 31, 2019	March 31, 2019	Change	Change
	(Dollars in millions)
Federal Home Loan Bank advances
Outstanding Advances	6,336	4,345	3,080	1,991	3,256
Line of credit	—	—	22	—	(22)
Total used borrowing capacity	6,336	4,345	3,102	1,991	3,234
Borrowing capacity
Line of credit	30	30	8	—	22
Collateralized borrowing capacity	429	2,345	2,976	(1,916)	(2,547)
Total unused borrowing capacity	459	2,375	2,984	(1,916)	(2,525)

FRB discount window
Collateralized borrowing capacity	727	758	194	(31)	533
Unencumbered investment securities
Securitized HFS loans not sold (1)	2,058	—	—	2,058	2,058
Agency - Commercial (1)	1,595	1,257	498	338	1,097
Agency - Residential (1)	1,149	1,180	466	(31)	683
Municipal obligations	26	26	28	—	(2)
Corporate debt obligations	67	77	53	(10)	14
Other	1	1	1	—	—
Total unencumbered investment securities	$4,896	$2,541	$1,046	$2,355	$3,850
(1) These are not currently pledged to the FHLB but are eligible to be pledged, at our discretion.

Deposits

The following table presents a composition of our deposits:

	March 31, 2020		December 31, 2019
	Balance	% of Deposits	Balance	% of Deposits	Change
	(Dollars in millions)
Retail deposits
Branch retail deposits
Savings accounts	2,990	18.6%	3,030	20.0%	$(40)
Certificates of deposit/CDARS (1)	2,138	13.3%	2,353	15.5%	(215)
Demand deposit accounts	1,372	8.5%	1,318	8.7%	54
Money market demand accounts	473	2.9%	495	3.3%	(22)
Total branch retail deposits	6,973	43.4%	7,196	47.5%	(223)
Commercial deposits (2)
Demand deposit accounts	1,587	9.9%	1,438	9.5%	149
Savings accounts	343	2.1%	342	2.3%	1
Money market demand accounts	241	1.5%	188	1.2%	53
Total commercial retail deposits	2,172	13.5%	1,968	13.0%	204
Total retail deposits	9,145	57.0%	$9,164	60.5%	$(19)
Government deposits
Savings accounts	461	2.9%	495	3.3%	$(34)
Demand deposit accounts	325	2.0%	360	2.4%	(35)
Certificates of deposit/CDARS (1)	379	2.4%	358	2.4%	21
Total government deposits	1,164	7.3%	1,213	8.0%	(49)
Custodial deposits (3)	5,182	32.3%	4,136	27.3%	1,046
Wholesale deposits	561	3.5%	633	4.2%	(72)
Total deposits (4)	16,052	100.0%	$15,146	100.0%	$906

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.6 billion and $1.7 billion at March 31, 2020 and December 31, 2019, respectively.

(2)	Contains deposits from commercial and business banking customers.

(3)	Represents investor custodial accounts and escrows controlled by us in connection with loans serviced or subserviced for others that have been placed on deposit with the Bank.

(4)	Total exposure related to uninsured deposits over $250,000 was approximately $3.9 billion and $3.6 billion at March 31, 2020 and December 31, 2019, respectively.

Total deposits increased $906 million, or 6.0 percent at March 31, 2020 compared to December 31, 2019, driven by growth in our servicing business which resulted in a $1.0 billion increase in custodial deposits.

We utilize local governmental agencies and other public units as an additional source for deposit funding. We are not required to hold collateral against our government deposits from Michigan government entities as they are covered by the Michigan Business and Growth Fund. At March 31, 2020, we were required to hold collateral for our government deposits in California that were in excess of $250,000. The total of collateral held for California at March 31, 2020 was $125 million. In Indiana, Wisconsin and Ohio, we may be required to hold collateral against our government deposits based on a variety of factors including, but not limited to, the size of individual deposits and external bank ratings. At March 31, 2020, collateral held on government deposits in these states was $1.6 million. Government deposit accounts include $379 million of certificates of deposit with maturities typically less than one year and $785 million in checking and savings accounts at March 31, 2020.

Custodial deposits arise due to our servicing or subservicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. For certain subservice agreements, these deposits require us to credit the MSR owner interest against subservicing income. This cost is a component of net loan administration income.

We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks and customers may receive FDIC insurance up to $50 million. This program helps the Bank secure larger deposits and attract and retain customers. At March 31, 2020, we had $113 million of total CDs enrolled in the CDARS program, a decrease of $20 million from December 31, 2019.

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

We are currently authorized through a resolution of our Board of Directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, home equity lines of credit, and commercial real estate loans. As of March 31, 2020, our Board of Directors authorized and approved a line of credit with the FHLB of up to $10.0 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At March 31, 2020, we had $6.3 billion of advances outstanding and an additional $429 million of collateralized borrowing capacity available at the FHLB.

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

At March 31, 2020, we pledged collateral, which included commercial loans, municipal bonds, and agency bonds, to the FRB of Chicago amounting to $733 million with a lendable value of $727 million. At December 31, 2019, we pledged collateral to the FRB of Chicago amounting to $788 million with a lendable value of $758 million. We do not typically utilize this available funding source and at March 31, 2020 and December 31, 2019, we had no borrowings outstanding against this line of credit.

Other Unsecured Borrowings

We have access to overnight federal funds purchased lines with other Federal Reserve member institutions. We utilize this source of funding for short-term liquidity needs, depending on the availability and cost of our other funding sources. At March 31, 2020 and December 31, 2019, we had $0.5 billion of borrowings outstanding under this source of funding. Additional borrowing capacity under this and other sources of funding can vary depending on market conditions.

Debt

As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock ("trust preferred securities"). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At March 31, 2020, we are current on all interest payments. Additionally, we have $246 million of senior debt outstanding at March 31, 2020 (“Senior Notes”) which matures on July 15, 2021. For further information, see Note 9 - Borrowings.

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

In the three months ended March 31, 2020, we had less than $1 million in net charge-offs related to loans with government guarantees and have reserved for the remaining risks within other assets and as a component of our allowance for loan losses on residential first mortgages. These additional expenses or charges arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss in excess of all, or part of, the guarantee.

Our loans with government guarantees portfolio totaled $814 million at March 31, 2020, as compared to $736 million at December 31, 2019. The increase is primarily due to holding more GNMA mortgage servicing rights which have historically resulted in higher repurchases.

For further information, see Note 5 - Loans with Government Guarantees.

Representation and warranty reserve

When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac). An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Financial Condition, which was $5 million at March 31, 2020 and December 31, 2019.

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

The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines reached by Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Tier 1 leverage was 8.09 percent at March 31, 2020 providing a 309 basis points stress buffer above the minimum level needed to be considered “well-capitalized.” Additionally, total risk-based capital to RWA was 11.18 percent at March 31, 2020 providing a 118 basis point buffer above the minimum level needed to be considered "well-capitalized".

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

Regulatory Capital Simplification

The Bank and Flagstar have been subject to the capital requirements of the Basel III rules since January 1, 2015. On July 9, 2019, the Agencies issued the Final Capital Simplification Rule (the "New Rule") which simplifies certain requirements in the Agencies’ current regulatory capital rules. We implemented capital simplification on January 1, 2020. The New Rule increased the individual limit on MSRs and temporary difference DTAs to 25 percent of CET1 and eliminated the aggregate 15 percent CET1 deduction threshold for MSRs and temporary difference DTAs.

On March 27, 2020, U.S. banking regulators issued an interim final rule to delay for two years the initial adoption impact of CECL on regulatory capital in response to COVID-19 followed by a three-year transition period. During the two-year delay we will add back to CET1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in the allowance for credit losses (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over the three-year period.

For the period presented, the following table sets forth our capital ratios as well as our excess capital over well-capitalized minimums.

Flagstar Bancorp	Actual		Well-Capitalized Under Prompt Corrective Action Provisions		Excess Capital Over Well-Capitalized Minimum (1)
	Amount	Ratio	Amount	Ratio	Capital Simplification
	(Dollars in millions)
March 31, 2020
Tier 1 leverage capital (to adjusted avg. total assets)	1,879	8.09%	1,161	5.0%	$718
Common equity Tier 1 capital (to RWA)	1,639	9.17%	1,161	6.5%	478
Tier 1 capital (to RWA)	1,879	10.52%	1,429	8.0%	450
Total capital (to RWA)	1,997	11.18%	1,786	10.0%	211

(1)	Excess capital is the difference between the actual capital ratios under current simplification rules and the well-capitalized minimum ratio, multiplied by the relevant asset base.

As presented in the table above, our constraining capital ratio is our total capital to risk weighted assets at 11.18 percent. It would take a $211 million after-tax loss, with the balance sheet remaining constant, for our total risk-based capital ratio to fall below the level considered to be "well-capitalized".

     As of March 31, 2020, we had $223 million in MSRs, $78 million in DTAs arising from temporary differences and no material investments in unconsolidated financial institutions or minority interest which drive differences between our current capital ratios. For additional information on our capital requirements, see Note 14 - Regulatory Capital Matters.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as tangible book value per share, tangible common equity to assets ratio, return on average tangible common equity, adjusted net income and adjusted net income per diluted share. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of the Company.

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

Tangible book value per share, tangible common equity to assets ratio, return on average tangible common equity, adjusted net income and adjusted net income per diluted share. The Company believes that tangible book value per share, tangible common equity to assets ratio, return on average tangible common equity, adjusted net income and adjusted net income per diluted share provide a meaningful representation of its operating performance on an ongoing basis. Management uses these measures to assess performance of the Company against its peers and evaluate overall performance. The Company believes these non-GAAP financial measures provide useful information for investors, securities analysts and others because they provide a tool to evaluate the Company’s performance on an ongoing basis and compared to its peers.

The following table provides a reconciliation of non-GAAP financial measures.

	March 31, 2020	December 31, 2019	March 31, 2019
	(Dollars in millions)
Total stockholders' equity	$1,842	$1,788	$1,574
Less: Goodwill and intangible assets	167	170	182
Tangible book value/Tangible common equity	$1,675	$1,618	$1,392

Number of common shares outstanding	56,729,789	56,631,236	56,480,086
Tangible book value per share	$29.52	$28.57	$24.65

Total assets	$26,805	$23,266	$19,445
Tangible common equity to assets ratio	6.25%	6.95%	7.16%

Total average assets	$21,150	$20,708	$16,294
Less: Average goodwill and intangible assets	169	172	187
Total average tangible assets	$20,981	$20,536	$16,107

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions, except share data)
Net income	$58	$36
Plus: Intangible asset amortization (after-tax)	3	3
Tangible net income	$61	$39

Total average equity	$1,803	$1,583
Less: Average goodwill and intangible assets	172	187
Total average tangible equity	$1,631	$1,396

Return on average assets	0.78%	0.79%
Return on average tangible assets	0.78%	0.80%

Return on average common equity	9.82%	9.16%
Return on average tangible common equity	11.46%	11.56%

Critical Accounting Estimates

Various elements of our accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions are critical to an understanding of our Consolidated Financial Statements and the Notes, are described in Item 1. These policies relate to: (a) the determination of our ACL and (b) fair value measurements. We believe the judgment, estimates and assumptions used in the preparation of our Consolidated Financial Statements and the Notes are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements and the Notes to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition.

Allowance for Credit Losses

On January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires financial assets to be presented at the net amount expected to be collected (i.e. net of expected credit losses). In addition, the standard requires a reserve to be recorded for lifetime expected losses on our unfunded commitments. Therefore, we record an allowance for loan losses on relevant financial assets and a reserve for unfunded commitments on our consolidated statements of financial position, collectively referred to as the allowance for credit losses.
Our estimate of lifetime expected credit losses includes the use of quantitative models that incorporate forward looking macroeconomic scenarios applied over a reasonable and supportable forecast period before reverting to historical averages over the remaining contractual life, adjusted for expected prepayments and borrower controlled extension options. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, and gross domestic product levels. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of third-party economists and industry trends.
We also perform a qualitative assessment to determine if the reserve is appropriate in our judgment and is adequate, but not excessive, to cover losses that are expected but, in our assessment, not adequately represented in the economic assumptions or modeling described above. We consider the following factors in our qualitative assessment: changes in lending policies and procedures, economic and business conditions, the nature and volume of the portfolio, experience of lending staff, the volume and severity of past due loans and nonaccrual loans, changes in quality of loan review, changes in value of underlying collateral, portfolio concentrations, the effect of external factors such as competition and legal and regulatory requirements, and prepayment rate.
The allowance for credit losses can also be impacted by unanticipated changes in asset quality of the portfolio, including but not limited to increases in risk rating changes in our commercial portfolio, borrower delinquencies, changes in FICO scores or changes in LTVs in our consumer portfolio. In addition, while we have incorporated our estimated impact of COVID-19 into our allowance for credit losses, the ultimate impact of COVID-19 is still unknown, including how long economic activities will be impacted and what effect the unprecedented levels of government fiscal and monetary actions will have on the economy and our credit losses.
As described above, the process to determine the allowance for credit losses requires numerous estimates and assumptions, some of which require a high degree of judgment and are often interrelated. Changes in the estimates and assumptions can result in significant changes in the allowance for credit losses. Our process for determining the allowance for credit losses is further discussed in the Credit Risk section of the MD&A and Note 4 - Loans Held for Investment.
For further information on our critical accounting policies, please refer to our Form 10-K for the year ended December 31, 2019, which is available on our website, flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

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

Generally, forward-looking statements are not based on historical facts but instead represent management’s current beliefs and expectations regarding future events and are subject to significant risks and uncertainties. The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Other than as required under United States securities laws, Flagstar does not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, estimate, may increase, may fluctuate, and similar expressions or future or conditional verbs such as will, should, would, and could. Our actual results and capital and other financial conditions may differ materially from those described in the forward-looking statements depending upon a variety of factors, including without limitation the precautionary statements included within each individual business’ discussion and analysis of our results of operations and the risk factors listed and described in Item 1A to Part I, of our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A. to Part II, of this Quarterly Report on Form 10-Q, which are incorporated by reference herein.

Other than as required under United States securities laws, we do not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash	$216	$220
Interest-earning deposits	126	206
Total cash and cash equivalents	342	426
Securitized HFS loans not sold	2,058	—
Investment securities available-for-sale	2,446	2,116
Investment securities held-to-maturity	554	598
Loans held-for-sale ($4,365 and $5,219 measured at fair value, respectively)	4,389	5,258
Loans held-for-investment ($12 and $12 measured at fair value, respectively)	13,795	12,129
Loans with government guarantees	814	736
Less: allowance for loan losses	(132)	(107)
Total loans held-for-investment and loans with government guarantees, net	14,477	12,758
Mortgage servicing rights	223	291
Federal Home Loan Bank stock	306	303
Premises and equipment, net	413	416
Goodwill and intangible assets	167	170
Other assets	1,430	930
Total assets	$26,805	$23,266
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$6,551	$5,467
Interest bearing deposits	9,501	9,679
Total deposits	16,052	15,146
Short-term Federal Home Loan Bank advances and other	5,841	4,165
Long-term Federal Home Loan Bank advances	1,000	650
Other long-term debt	493	496
Other liabilities ($35 and $35 measured at fair value, respectively)	1,577	1,021
Total liabilities	24,963	21,478
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 and 80,000,000 shares authorized; 56,729,789 and 56,631,236 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,487	1,483
Accumulated other comprehensive income	31	1
Retained earnings	323	303
Total stockholders’ equity	1,842	1,788
Total liabilities and stockholders’ equity	$26,805	$23,266

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Consolidated Statements of Operations (In millions, except per share data)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Interest Income
Loans	$181	$155
Investment securities	19	24
Interest-earning deposits and other	1	1
Total interest income	201	180
Interest Expense
Deposits	32	29
Short-term Federal Home Loan Bank advances and other	12	17
Long-term Federal Home Loan Bank advances	3	1
Other long-term debt	6	7
Total interest expense	53	54
Net interest income	148	126
Provision for credit losses	14	—
Net interest income after provision for credit losses	134	126
Noninterest Income
Net gain on loan sales	90	49
Loan fees and charges	26	17
Net return on mortgage servicing rights	6	6
Loan administration income	12	11
Deposit fees and charges	9	8
Other noninterest income	14	18
Total noninterest income	157	109
Noninterest Expense
Compensation and benefits	102	87
Occupancy and equipment	41	38
Commissions	29	13
Loan processing expense	20	17
Legal and professional expense	6	6
Federal insurance premiums	6	4
Intangible asset amortization	3	4
Other noninterest expense	28	22
Total noninterest expense	235	191
Income before income taxes	56	44
Provision for income taxes	10	8
Net income	$46	$36
Net income per share
Basic	$0.80	$0.64
Diluted	$0.80	$0.63
Weighted average shares outstanding
Basic	56,655,865	56,897,799
Diluted	57,189,923	57,590,272

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Net income	$46	$36
Other comprehensive income, net of tax
Investment securities	34	16
Derivatives and hedging activities	(4)	—
Other comprehensive income, net of tax	30	16
Comprehensive income	$76	$52

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2018	57,749,464	$1	$1,522	$(47)	$94	$1,570
Net income	—	—	—	—	36	36
Total other comprehensive income	—	—	—	16	—	16
Shares issued from Employee Stock Purchase Plan	32,878	—	—	—	—	—
Stock-based compensation	27,401	—	4	—	—	4
Dividends declared and paid	—	—	—	—	(2)	(2)
Repurchase of shares	(1,329,657)	—	(50)	—	—	(50)
Balance at March 31, 2019	56,480,086	$1	$1,476	$(31)	$128	$1,574

Balance at December 31, 2019	56,631,236	$1	$1,483	$1	$303	$1,788
Net income	—	—	—	—	46	46
Total other comprehensive income	—	—	—	30	—	30
Shares issued from Employee Stock Purchase Plan	59,252	—	—	—	—	—
Stock-based compensation	39,081	—	4	—	—	4
Dividends declared and paid	220	—	—	—	(3)	(3)
CECL ASU Adjustment to RE	—	—	—	—	(23)	(23)
Balance at March 31, 2020	56,729,789	$1	$1,487	$31	$323	$1,842

(1)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to the adoption of ASU 2018-02.

(2)	Includes dividend reinvestment shares

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc. Condensed Consolidated Statements of Cash Flows (In millions)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Operating Activities
Net cash used in operating activities	$(1,515)	$(4,716)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	$104	$4,501
Collection of principal on investment securities AFS	77	38
Purchase of investment securities AFS and other	(350)	(16)
Collection of principal on investment securities HTM	44	21
Proceeds received from the sale of LHFI	39	105
Net origination, purchase, and principal repayments of LHFI	(1,706)	(845)
Acquisition of premises and equipment, net of proceeds	(17)	(18)
Net purchase of FHLB stock	(3)	—
Proceeds from the sale of MSRs	36	41
Other, net	—	(4)
Net cash (used in) provided by investing activities	$(1,776)	$3,823
Financing Activities
Net change in deposit accounts	$906	$1,073
Net change in short-term FHLB borrowings and other short-term debt	1,676	(141)
Proceeds from increases in FHLB long-term advances and other debt	350	100
Repayment of long-term debt	(3)	—
Net receipt of payments of loans serviced for others	298	(104)
Stock repurchase	—	(50)
Dividends declared and paid	(3)	(2)
Other	(3)	3
Net cash provided by financing activities	$3,221	$879
Net change in cash, cash equivalents and restricted cash (1)	(70)	(14)
Beginning cash, cash equivalents and restricted cash (1)	456	432
Ending cash, cash equivalents and restricted cash (1)	$386	$418
Supplemental disclosure of cash flow information
Non-cash reclassification of LHFI to LHFS	$39	$—
Non-cash reclassification of LHFS to securitized HFS loans not sold	$2,170	$4,501
MSRs resulting from sale or securitization of loans	$40	$67
Operating section supplemental disclosures
Proceeds from sales of LHFS	$7,674	$832
Origination, premium paid and purchase of LHFS, net of principal repayments	$(8,786)	$(5,479)

(1)	For further information on restricted cash, see Note 8 - Derivatives.

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

These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. These interim financial statements are unaudited and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which is available on our website, flagstar.com, and on the SEC website, at sec.gov.

Note 2 - Investment Securities

Securitized HFS loans not sold

Trading securities arise as mortgage loans are securitized for sale in the normal of business. Trading securities are carried at fair value. Changes in fair value on trading securities are recorded in current period earnings. At March 31, 2020, we held $2,058 million of these securities at fair value, which were comprised of U.S. government sponsored agency MBS. We had no trading securities at December 31, 2019.

The following table presents our AFS and HTM investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
March 31, 2020
Available-for-sale securities
Agency - Commercial	$1,269	$17	$(1)	$1,285
Agency - Residential	971	33	—	1,004
Municipal obligations	30	—	—	30
Corporate debt obligations	67	1	(1)	67
Other MBS	58	1	—	59
Certificate of deposits	1	—	—	1
Total available-for-sale securities (1)	$2,396	$52	$(2)	$2,446
Held-to-maturity securities
Agency - Commercial	$279	$3	$—	$282
Agency - Residential	275	12	—	287
Total held-to-maturity securities (1)	$554	$15	$—	$569
December 31, 2019
Available-for-sale securities
Agency - Commercial	$948	$2	$(3)	$947
Agency - Residential	1,015	4	(4)	$1,015
Corporate debt obligations	76	1	—	$77
Municipal obligations	31	—	—	$31
Other MBS	44	1	—	$45
Certificate of Deposits	1	—	—	$1
Total available-for-sale securities (1)	$2,115	$8	$(7)	$2,116
Held-to-maturity securities
Agency - Commercial	$306	$—	$(1)	$305
Agency - Residential	292	3	(1)	294
Total held-to-maturity securities (1)	$598	$3	$(2)	$599

(1)	There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at March 31, 2020 or December 31, 2019.

We evaluate AFS debt securities where the value has declined below amortized cost for impairment. If we intend to sell or believe it is more likely than not that we will be required to sell the debt security, it is written down to fair value through earnings. For AFS debt securities we intend to hold, we evaluate the debt securities for expected credit losses except for debt securities that are guaranteed by the U.S. Treasury, U.S. government agencies or sovereign entities of high credit quality for which we apply a zero credit loss assumption and represented 95 percent of our AFS portfolio as of March 31, 2020. For the remaining AFS securities, credit losses are recognized as an increase to the allowance for credit losses through the credit loss provision.  If any of the decline in fair value is related to market factors, that amount is recognized in accumulated other comprehensive income (OCI). We have no unrealized credit losses as of March 31, 2020 and December 31, 2019.

We separately evaluate our HTM debt securities for any credit losses. As of March 31, 2020 and December 31, 2019, our entire HTM portfolio qualified for the zero loss assumption as all securities are guaranteed by the U.S. Treasury, U.S. government agencies or sovereign entities of high credit quality.

Investment securities transactions are recorded on the trade date for purchases and sales. Interest earned on investment securities, including the amortization of premiums and the accretion of discounts, are determined using the effective interest method over the period of maturity and recorded in interest income in the Consolidated Statements of Operations. Accrued interest receivable on investment securities totaled $7 million and $6 million at March 31, 2020 and December 31, 2019, and was reported in Other Assets on the Consolidated Statements of Financial Condition.

Available-for-sale securities

Securities available-for-sale are carried at fair value. Unrealized gains and losses on AFS securities are reported as a component of other comprehensive income.

We purchased $350 million and $16 million of AFS securities, which were comprised of U.S. government sponsored agency MBS, certificate of deposits, and corporate debt obligations during the three months ended March 31, 2020, and March 31, 2019 respectively. In addition, we retained $18 million of passive interests in our own private MBS during the three months ended March 31, 2020. We did not retain any interest in our own private MBS during the three months ended March 31, 2019.

There were no in sales of AFS securities during both the three months ended March 31, 2020, and March 31, 2019 other than those related to mortgage loans that had been securitized for sale in the normal course of business.

Held-to-maturity securities

Investment securities HTM are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized losses are not recorded to the extent they are temporary in nature.

There were no purchases or sales of HTM securities during both the three months ended March 31, 2020 and March 31, 2019.

The following table summarizes available-for-sale and held-to-maturity securities, by duration, the unrealized loss positions on investment securities:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
March 31, 2020
Available-for-sale securities
Agency - Commercial	$35	4	$—	$91	9	$(1)
Municipal obligations	$—	1	$—	$—	—	$—
Corporate debt obligations	$—	—	$—	$21	5	$(1)
Held-to-maturity securities
Agency - Commercial	$3	1	$—	$5	1	$—
December 31, 2019
Available-for-sale securities
Agency - Commercial	$148	17	$(3)	$303	19	$—
Agency - Residential	$266	26	$(3)	$148	14	$(1)
Municipal obligations	$8	3	$—	$—	—	$—
Held-to-maturity securities
Agency - Commercial	$148	13	$(1)	$85	6	$—
Agency - Residential	$35	7	$(1)	$38	10	$—

Unrealized losses on available-for-sale securities have not been recognized into income because almost all of the portfolio held by us are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. The remaining unrealized losses on available-for-sale securities are municipal securities and corporate debt obligations, all of which are considered investment grade or are de minimis. The fair value is expected to recover as the bonds approach maturity.

The following table shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in millions)
March 31, 2020
Due in one year or less	$3	$3	2.04%	$—	$—	—%
Due after one year through five years	11	11	2.68%	9	9	2.49%
Due after five years through 10 years	102	104	4.03%	8	9	2.28%
Due after 10 years	2,280	2,328	2.42%	537	551	2.44%
Total	$2,396	$2,446		$554	$569

We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. At March 31, 2020 and December 31, 2019, we had pledged investment securities of $828 million and $874 million, respectively.

Note 3 - Loans Held-for-Sale

The majority of our mortgage loans originated as LHFS are ultimately sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label mortgage-backed securities. LHFS totaled $4.4 billion and $5.3 billion at March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 we had net gain on loan sales associated with LHFS of $89 million, as compared to $47 million for the three months ended March 31, 2019.

At March 31, 2020 and December 31, 2019, $24 million and $39 million, respectively, of LHFS were recorded at lower of cost or fair value. We elected the fair value option for the remainder of the loans in the portfolio.

Note 4 - Loans Held-for-Investment

We classify loans that we have the intent and ability to hold for the foreseeable future or until maturity as LHFI. We report LHFI at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs. The accrued interest receivable on loans held-for-investment totaled $36.1 million at March 31, 2020 and $36.9 million at December 31, 2019 and was reported in Other assets on the Consolidated Statements of Financial Condition.

The following table presents our loans held-for-investment:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,964	$3,154
Home equity	1,028	1,024
Other	858	729
Total consumer loans	4,850	4,907
Commercial loans
Commercial real estate	3,092	2,828
Commercial and industrial	1,880	1,634
Warehouse lending	3,973	2,760
Total commercial loans	8,945	7,222
Total loans held-for-investment	$13,795	$12,129

The following table presents the UPB of our loan sales and purchases in the loans held-for-investment portfolio:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Loans Sold (1)
Performing loans	$38	$102
Total loans sold	$38	$102
Net gain associated with loan sales (2)	$—	$2
Loans Purchased
Home equity	$—	$49
Other consumer	63	51
Total loans purchased	$63	$100
Premium associated with loans purchased	$—	$3

(1)	Upon a change in our intent, the loans were transferred to LHFS and subsequently sold.

(2)	Recorded in net gain on loan sales on Consolidated Statements of Operations.

We have pledged certain LHFI, LHFS, and loans with government guarantees to collateralize lines of credit and/or borrowings with the FHLB of Indianapolis and the FRB of Chicago. At March 31, 2020 we had pledged loans of $8.3 billion, compared to $9.1 billion at December 31, 2019.

Allowance for Loan Losses
We determine the estimate of the allowance for loan losses on at least a quarterly basis. The allowance for loan losses represents management's estimate of lifetime losses in our LHFI portfolio, excluding loans carried under the fair value option. We establish an allowance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance uses a loan-level, model-based approach, to estimate the expected lifetime credit losses. For non-performing loans, we've elected to use the collateral dependent practical expedient. The reserve for collateral dependent loans is established as the difference between fair value of the collateral less cost to sell and the amortized cost of the loan. Management applies judgment and assigns qualitative factors to each loan portfolio segment or the portfolio as a whole based upon the consideration of the following factors: levels of and trends in delinquencies and performance of loans, levels of and trends in write-offs and recoveries collected, changes in the nature and volume of the portfolio, changes in reasonable and supportable economic forecasts, changes in lending policies and procedures, changes in economic and business conditions, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in prepayment expectations or other factors affecting assessments of loan contractual term, changes in concentrations of credit, industry conditions and other internal or external factor changes.

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
A general allowance is established for lifetime losses inherent on non-impaired loans by segmenting the portfolio based upon common risk characteristics. Our consumer loan portfolio is segmented into Residential First Mortgage, Home Equity and Other Consumer. Loan characteristics impacting these segments include lien position, credit quality, and loan structure. At a high-level our commercial loans are segmented into Commercial Real Estate, Commercial and Industrial, and Warehouse Lending. Loan characteristics impacting these segments include credit quality and loan structure.
We measure the allowance using the applicable dual risk rating model which measures probability of default, loss given default and exposure at default. As of March 31, 2020, we estimated losses over a two-year reasonable and supportable forecast period using a macroeconomic scenario before reverting economic variables over a one-year period to its long-term historical averages on a straight-line basis. As of March 31, 2020, we forecasted that we are in a sudden, sharp and severe downturn as a result of the COVID-19 pandemic, only partially recovering later in the year. Our forecast includes an annualized GDP contraction of 18 percent during the second quarter, a 3 percent decrease in HPI throughout the remainder of the year, and a 9 percent spike in unemployment during the second quarter before moderating to 7 percent at the end of the year.

The following table presents changes in the allowance for loan losses, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended March 31, 2020
Beginning balance, prior to adoption of ASC 326	$22	$14	$6	$38	$22	$5	$107
Impact of adopting ASC 326	25	12	10	(14)	(6)	(4)	23
Provision (benefit)	—	(2)	—	4	2	—	4
Charge-offs	(1)	(1)	(1)	—	—	—	(3)
Recoveries	—	—	1	—	—	—	1
Ending allowance balance	$46	$23	$16	$28	$18	$1	$132
Three Months Ended March 31, 2019
Beginning balance	$38	$15	$3	$48	$18	$6	$128
Provision (benefit)	(2)	—	2	(12)	12	—	—
Charge-offs	(1)	—	(1)	—	—	—	(2)
Recoveries	—	1	—	—	—	—	1
Ending allowance balance	$35	$16	$4	$36	$30	$6	$127

(1)	Includes loans with government guarantees.

The allowance for loan losses was $132 million at March 31, 2020 and $127 million at March 31, 2019. The increase in the allowance is reflective of the adoption of CECL and an increase due to changes in the economic forecast used in the ACL models as a result of the ongoing COVID-19 pandemic, partially offset by sustained low delinquencies and charge-off levels.
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
In March 2020, as a response to COVID-19, customers facing COVID-19 related difficulties were offered forbearance in an effort to help our borrowers get to the other side of the health crisis when we believe they will be able to fulfill all of their contractual commitments.
We cease the accrual of interest on all classes of consumer and commercial loans upon the earlier of, becoming 90 days past due, or when doubt exists as to the ultimate collection of principal or interest (classified as nonaccrual or nonperforming loans). When a loan is placed on nonaccrual status, the accrued interest income is reversed and the loan may only return to accrual status when principal and interest become current and are anticipated to be fully collectible. We do not measure an allowance for credit losses for accrued interest receivables as accrued interest is written off in a timely manner. We are not aging receivables for customers who have been granted a payment deferral in response to COVID-19 which remain in the aging category they were in at the time of payment deferral. We continue to accrue interest on these loans, consistent with our forbearance programs.

The following table presents the amortized cost basis of loans for which the reserve is established based on collateral value, by class of loan:

Balance at March 31, 2020
Real Estate
Consumer loans
Residential first mortgage	$44
Home equity	20
Other	2
Total	$66

As of March 31, 2020, all loans for which the reserve is established based on collateral value are secured by collateral worth equal to or in excess of amortized cost. There were no impaired commercial loans as of March 31, 2020.
The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI
	(Dollars in millions)
March 31, 2020
Consumer loans
Residential first mortgage	$8	$3	$24	$35	$2,929	$2,964
Home equity	2	1	3	6	1,022	1,028
Other	4	1	2	7	851	858
Total consumer loans	14	5	29	48	4,802	4,850
Commercial loans
Commercial real estate	6	—	—	6	3,086	3,092
Commercial and industrial (1)	1	—	—	1	1,879	1,880
Warehouse lending	—	—	—	—	3,973	3,973
Total commercial loans	7	—	—	7	8,938	8,945
Total loans (2)	$21	$5	$29	$55	$13,740	$13,795
December 31, 2019
Consumer loans
Residential first mortgage	$5	$4	$21	$30	$3,124	$3,154
Home Equity	1	—	4	5	1,019	1,024
Other	3	1	1	5	724	729
Total consumer loans	9	5	26	40	4,867	4,907
Commercial loans
Commercial real estate	—	—	—	—	2,828	2,828
Commercial and industrial	—	—	—	—	1,634	1,634
Warehouse lending	—	—	—	—	2,760	2,760
Total commercial loans	—	—	—	—	7,222	7,222
Total loans (2)	$9	$5	$26	$40	$12,089	$12,129

(1)	Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

(2)	Includes $4 million of past due loans accounted for under the fair value option for both March 31, 2020 and December 31, 2019, respectively.

Interest income is recognized on nonaccrual loans using a cash basis method. Interest that would have been accrued on impaired loans was less than $1 million during both the three months and twelve months ended March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, we had no loans 90 days past due and still accruing interest.

Reserve for Unfunded Commitments
We estimated expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The reserve for unfunded commitments is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

The reserve for unfunded commitments is reflected in other liabilities on the Statement of Financial Condition and was $20 million as of March 31, 2020, compared to $3 million as of March 31, 2019. The increase in the reserve is reflective of the adoption of CECL which requires us to record an allowance for our estimate of lifetime losses and an increase due to changes in the economic forecast used in the ACL models as a result of the ongoing COVID-19 pandemic.

The following categories of off-balance sheet credit exposures have been identified: unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. For further information, see Note 15 - Legal Proceedings, Contingencies and Commitments.

Troubled Debt Restructurings

We may modify certain loans in both our consumer and commercial loan portfolios to retain customers or to maximize collection of the outstanding loan balance. Troubled debt restructurings ("TDRs") are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted as a result. Nonperforming TDRs are included in nonaccrual loans. TDRs remain in nonperforming status until a borrower has made payments and is current for at least six consecutive months. Performing TDRs are not considered to be nonaccrual so long as we believe that all contractual principal and interest due under the restructured terms will be collected. Performing and nonperforming TDRs remain impaired as interest and principal will not be received in accordance with the original contractual terms of the loan agreement. Refer to Note 1- Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the methodology used to determine TDRs.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, but may give rise to potential incremental losses. We measure impairments using a discounted cash flow method for performing TDRs and measure impairment based on collateral values for nonperforming TDRs.

Beginning in March 2020, as a response to COVID-19, we have offered our consumer and commercial customer’s principal and interest payment deferrals and extensions. We considered these programs in the context of whether or not the restructuring of these contracts would constitute a Troubled Debt Restructuring (TDR). We considered the CARES Act, interagency guidance and related guidance from the FASB, which provided that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not required to be accounted for as TDRs.

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
March 31, 2020
Consumer loans
Residential first mortgage	$20	$8	$28
Home equity	17	2	19
Total TDRs (1)(2)	$37	$10	$47
December 31, 2019
Consumer loans
Residential first mortgage	$20	$8	$28
Home Equity	18	2	20
Total TDRs (1)(2)	$38	$10	$48

(1)	Allowance for loan losses on TDR loans totaled $5 million and $8 million at March 31, 2020 and December 31, 2019, respectively.

(2)	Includes $2 million of TDR loans accounted for under the fair value option at March 31, 2020 and December 31, 2019.

The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)
		(Dollars in millions)
Three Months Ended March 31, 2020
Residential first mortgages	5	$1	$1
Home equity (2)(3)	2	—	—
Consumer	1	—	—
Total TDR loans	8	$1	$1
Three Months Ended March 31, 2019
Residential first mortgages	2	$—	$—
Home equity (2)(3)	2	—	—
Total TDR loans	4	$—	$—

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)	Home equity post-modification UPB reflects write downs.

(3)	Includes loans carried at the fair value option.

There was one residential first mortgage loans modified in the previous 12 months that subsequently defaulted during the three months ended March 31, 2020. There were no residential first mortgage loans modified in the previous 12 months that subsequently defaulted during the three months ended March 31, 2019. The increase in allowance at modification was less than $1 million for the three months ended March 31, 2020 and March 31, 2019. All TDR classes within the consumer and commercial portfolios are considered subsequently defaulted when they are greater than 90 days past due within 12 months of the restructuring date.

Impaired Loans

The interest income recognized on impaired loans was less than $1 million for the three months ended March 31, 2020 and March 31, 2019.

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
Consumer Loans

Consumer loans consist of open and closed-end loans extended to individuals for household, family, and other personal expenditures, and includes consumer loans, and loans to individuals secured by their personal residence, including first mortgage, home equity, and home improvement loans. Because consumer loans are usually relatively small-balance, homogeneous exposures, consumer loans are rated BASED primarily on payment performance. Payment performance is a proxy for the strength of repayment capacity and loans are generally classified based on their payment status rather than by an individual review of each loan.
In accordance with regulatory guidance, we assign risk ratings to consumer loans in the following manner:
•Consumer loans are classified as Watch once the loan becomes 60 days past due.
•Open and closed-end consumer loans 90 days or more past due are classified Substandard.

Payment activity, credit rating and loan-to-value ratios have the most significant impact on the ACL for consumer loans. The following table presents the amortized cost in residential and consumer loans based on payment activity:

	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	Amortized Cost Basis by Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior
Consumer Loans
Residential first mortgage
Pass	$85	$775	$377	$482	$416	$658	$116	$5	$2,914
Watch	—	1	1	1	1	21	1	—	26
Substandard	—	2	5	3	—	14	—	—	24
Home Equity									—
Pass	4	47	23	11	3	17	890	12	1,007
Watch	—	—	—	—	—	15	2	—	17
Substandard	—	—	—	—	—	2	1	1	4
Other Consumer									—
Pass	68	391	197	6	3	8	179	3	855
Watch	—	—	1	—	—	—	—	—	1
Substandard	—	—	1	—	—	—	—	1	2
Total consumer loans	$157	$1,216	$605	$503	$423	$735	$1,189	$22	$4,850

The following table presents the amortized cost in residential and consumer loans based on credit scores:

	FICO Band						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	Amortized Cost Basis by Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior
Consumer Loans
Residential first mortgage
>750	$40	$412	$202	$337	$316	$399	$68	$2	$1,776
700-750	35	257	146	132	92	192	35	1	890
<700	9	109	34	17	8	105	14	2	298
Home Equity
>750	1	15	9	4	1	10	400	3	443
700-750	2	18	8	5	1	14	348	7	403
<700	2	13	7	2	1	10	144	3	182
Other Consumer
>750	46	250	104	3	2	3	93	1	502
700-750	20	128	75	2	1	1	59	1	287
<700	2	14	20	1	1	1	28	2	69
Total consumer loans	$157	$1,216	$605	$503	$423	$735	$1,189	$22	$4,850
Loan-to-value ratios primarily impact the allowance on mortgages within the consumer loan portfolio. The following table presents the amortized cost in residential first mortgages and home equity based on loan-to-value ratios:

	LTV Band						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	Amortized Cost Basis by Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior
Consumer Loans
Residential first mortgage
>90	$22	$321	$189	$49	$4	$23	$—	$—	$608
71-90	37	275	112	170	110	326	—	—	1,030
55-70	18	109	41	146	158	209	—	—	681
<55	8	73	40	121	144	137	117	5	645
Home Equity
>90	—	—	—	1	1	15	—	—	17
71-90	3	35	17	8	2	13	478	5	561
<=70	1	11	6	2	1	7	414	8	450
Total	$89	$824	$405	$497	$420	$730	$1,009	$18	$3,992

Commercial Loans

Risk rating and average loan duration have the most significant impact on the ACL for commercial loans. Additional factors which impact the ACL are debt-service-coverage ratio, loan-to-value ratio, interest-coverage ratio and leverage ratio.
Internal audit conducts periodic examinations which serve as an independent verification of the accuracy of the ratings assigned. All loans are examined on an at least annual basis. Loan grades are based on different factors within the borrowing relationship: entity sales, debt service coverage, debt/total net worth, liquidity, balance sheet and income statement trends, management experience, business stability, financing structure, and financial reporting requirements. The underlying collateral is also rated based on the specific type of collateral and corresponding LTV. The combination of the borrower and collateral risk ratings results in the final rating for the borrowing relationship.

Based on the most recent analysis performed, the amortized cost basis, by risk category for each class of loans within the commercial portfolio is as follows:

	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	Amortized Cost Basis by Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior
Commercial Loans
Commercial real estate
Pass	$166	$999	$519	$546	$355	$278	$(1)	$—	$2,862
Watch	20	13	71	42	38	34	—	—	218
Special mention	—	—	7	—	—	—	—	—	7
Substandard	—	—	—	5	—	—	—	—	5
Commercial and industrial
Pass	236	614	277	332	184	114	24	—	1,781
Watch	1	6	6	42	—	1	1	—	57
Special mention	—	11	18	9	—	—	—	—	38
Substandard	—	—	—	4	—	—	—	—	4
Warehouse
Pass	—	—	—	—	—	—	3,720	—	3,720
Watch	—	—	—	—	—	—	222	—	222
Special mention	—	—	—	—	—	—	31	—	31
Substandard	—	—	—	—	—	—	—	—	—
Total commercial loans	$423	$1,643	$898	$980	$577	$427	$3,997	$—	$8,945

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

Repossessed assets and the associated claims related to government guaranteed loans are recorded in other assets and totaled $40 million and $45 million, at March 31, 2020 and December 31, 2019, respectively.

Note 6 - Variable Interest Entities

We have no consolidated VIEs as of March 31, 2020 and December 31, 2019.

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

Changes in the fair value of residential first mortgage MSRs were as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Balance at beginning of period	$291	$290
Additions from loans sold with servicing retained	40	67
Reductions from sales	(36)	(45)
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(22)	(11)
Changes in estimates of fair value due to interest rate risk (1) (2)	(50)	(23)
Fair value of MSRs at end of period	$223	$278

(1)	Changes in fair value are included within net return on mortgage servicing rights on the Consolidated Statements of Operations.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes which we manage through the use of derivatives.

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	March 31, 2020			December 31, 2019
		Fair value			Fair value
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
	(Dollars in millions)
Option adjusted spread	5.56%	$220	$217	5.34%	$284	$280
Constant prepayment rate	12.04%	206	191	10.59%	271	257
Weighted average cost to service per loan	$84.59	221	218	$84.41	285	282

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

The following table summarizes income and fees associated with owned mortgage servicing rights:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Net return (loss) on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$21	$19
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other	(22)	(11)
Changes in fair value due to interest rate risk	(50)	(23)
Gain on MSR derivatives (2)	58	22
Net transaction costs	(1)	(1)
Total return (loss) included in net return on mortgage servicing rights	$6	$6

(1)	Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.

(2)	Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$31	$24
Charges on subserviced custodial balances (2)	(16)	(12)
Other servicing charges	(3)	(1)
Total income on mortgage loans subserviced, included in loan administration	$12	$11

(1)	Servicing fees are recorded on an accrual basis. Late fees are recorded on cash basis.

(2)	Charges on subserviced custodial balances represent interest due to MSR owner.

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

We have also designated certain interest rate swaps as cash flow hedges on LIBOR based variable interest payments on certain custodial deposits. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At March 31, 2020, we had $4 million (net-of-tax) of unrealized losses on derivatives classified as cash flow hedges recorded in accumulated other comprehensive income (loss). We had no designated cash flow hedges at December 31, 2019. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $2 million of losses (net-of-tax).

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were and are expected to be highly effective as of March 31, 2020.

The following table presents the notional amount, estimated fair value and maturity of our derivative financial instruments:

	March 31, 2020 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in cash flow hedge relationships:
Assets
Interest rate swaps on custodial deposits	$800	$2	2026-2027
Derivatives in fair value hedge relationships:
Assets
Interest rate swaps on AFS securities	350	—	2024-2025
Total derivative assets	$1,150	$2
Liabilities
Interest rate swaps on AFS securities	100	—	2022
Total derivative liabilities	$100	$—
Derivatives not designated as hedging instruments:
Assets
Futures	$1,103	$1	2020-2023
Mortgage-backed securities forwards	232	39	2020
Rate lock commitments	8,318	169	2020
Interest rate swaps	878	66	2020-2030
Total derivative assets	$10,531	$275
Liabilities
Mortgage-backed securities forwards	9,548	278	2020
Rate lock commitments	27	—	2020
Interest rate swaps and swaptions	1,505	10	2020-2050
Total derivative liabilities	$11,080	$288

(1)	Variation margin pledged to or received from a Central Counterparty Clearing House is considered settlement of the derivative position for accounting purposes.

(2)	Derivative assets and liabilities are included in other assets and other liabilities on the Consolidated Statements of Financial Condition, respectively.

	December 31, 2019 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in fair value hedge relationships:
Assets
Interest rate swaps on FHLB advances	$200	$—	2020
Interest rate swaps on AFS securities	100	—	2022
Total derivative assets	$300	$—
Derivatives not designated as hedging instruments:
Assets
Futures	$550	$—	2020-2023
Mortgage-backed securities forwards	1,918	2	2020
Rate lock commitments	3,870	34	2020
Interest rate swaps	799	26	2020-2029
Total derivative assets	$7,137	$62
Liabilities
Mortgage-backed securities forwards	$5,749	$9	2020
Rate lock commitments	229	1	2020
Interest rate swaps and swaptions	1,662	8	2020-2050
Total derivative liabilities	$7,640	$18

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
	(Dollars in millions)
March 31, 2020
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on AFS securities	$—	$—	$—	$—	$6
Interest rate swaps on custodial deposits	2	—	2	—	14
Total derivative assets	$2	$—	$2	$—	$20
Liabilities
Interest rate swaps on AFS securities	$—	$—	$—	$—	$2
Total derivative liabilities	$—	$—	$—	$—	$2

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$39	$—	$39	$—	$—
Interest rate swaps	66	—	66	—	3
Futures	1	—	1	—	—
Total derivative assets	$106	$—	$106	$—	$3
Liabilities
Mortgage-backed securities forwards	$278	$—	$278	$—	$269
Interest rate swaps and swaptions (1)	10	—	10	—	31
Total derivative liabilities	$288	$—	$288	$—	$300

December 31, 2019
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$2	$—	$2	$—	$—
Interest rate swaps	26	—	26	—	—
Total derivative assets	$28	$—	$28	$—	$—
Liabilities
Mortgage-backed securities forwards	9	—	9	—	24
Interest rate swaps (1)	8	—	8	—	39
Total derivative liabilities	$17	$—	$17	$—	$63

(1)
Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions, is considered settlement of the derivative position for accounting purposes.

The fair value basis adjustment on our hedged AFS securities is included in investment securities available for sale on our Consolidated Statements of Financial Condition. The carrying amount of our hedged securities was $1,403 million at March 31, 2020 and $287 million at December 31, 2019 of which $6 million and $1 million respectively, was due to the fair value hedge relationship. The closed portfolio of AFS securities designated in this last layer method hedge was $1.38 billion par (amortized cost of $1.38 billion) at March 31, 2020 and $291 million par (amortized cost of $289 million) at December 31, 2019 of which we have designated $450 million and $100 million at March 31, 2020 and December 31, 2019, respectively. The net gain recognized on designated instruments, net of the impact of offsetting positions was zero for both the three months ended March 31, 2020 and March 31, 2019.

At March 31, 2020, we pledged a total of $325 million related to derivative financial instruments, consisting of $284 million of cash collateral on derivative liabilities and $41 million of maintenance margin on centrally cleared derivatives and had a de-minimis obligation to return cash on derivative assets. We pledged a total of $63 million related to derivative financial instruments, consisting of $34 million of cash collateral on derivatives and $29 million of maintenance margin on centrally cleared derivatives and had a de-minimis obligation to return cash on derivative assets at December 31, 2019. Within the Consolidated Statements of Financial Condition, the collateral related to derivative activity is included in other assets and other liabilities and the cash pledged as maintenance margin is restricted and included in other assets.

The following table presents net gain (loss) recognized in income on derivative instruments, net of the impact of offsetting positions:

		Three Months Ended March 31,
		2020	2019
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of Gain (Loss)
Futures	Net loss on mortgage servicing rights	$1	$—
Interest rate swaps and swaptions	Net gain (loss) on mortgage servicing rights	38	13
Mortgage-backed securities forwards	Net gain (loss) on mortgage servicing rights	19	9
Rate lock commitments and forward agency and loan sales	Net gain (loss) on loan sales	(100)	8
Forward commitments	Other noninterest income	—	1
Interest rate swaps (1)	Other noninterest income	—	1
Total derivative (loss) gain		$(42)	$32

(1)	Includes customer-initiated commercial interest rate swaps.

Note 9 - Borrowings

Federal Home Loan Bank Advances

The following is a breakdown of our FHLB advances outstanding:

	March 31, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$5,336	0.24%	$3,695	1.61%
Other short-term borrowings	505	0.20%	470	1.64%
Total short-term Federal Home Loan Bank advances and other borrowings	5,841		4,165
Long-term fixed rate advances (1)	1,000	1.19%	650	1.45%
Total long-term Federal Home Loan Bank advances	1,000		650
Total Federal Home Loan Bank advances and other borrowings	$6,841		$4,815

(1)	Includes the current portion of fixed rate advances of $0 million at both March 31, 2020 and December 31, 2019.

The following table contains detailed information on our FHLB advances and other borrowings:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Maximum outstanding at any month end	$6,841	$3,391
Average outstanding balance	4,359	2,878
Average remaining borrowing capacity	4,977	3,314
Weighted average interest rate	1.32%	2.45%

The following table outlines the maturity dates of our FHLB advances and other borrowings:

March 31, 2020
(Dollars in millions)
2020	$5,841
2021	—
2022	—
2023	500
Thereafter	500
Total	$6,841

Parent Company Senior Notes and Trust Preferred Securities

The following table presents long-term debt, net of debt issuance costs:

	March 31, 2020		December 31, 2019
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, matures 2021	$246	6.125%	$249	6.125%
Trust Preferred Securities
Floating Three Month LIBOR Plus:
3.25%, matures 2032	$26	4.48%	$26	5.20%
3.25%, matures 2033	26	5.08%	26	5.24%
3.25%, matures 2033	26	4.62%	26	5.21%
2.00%, matures 2035	26	3.83%	26	3.99%
2.00%, matures 2035	26	3.83%	26	3.99%
1.75%, matures 2035	51	2.49%	51	3.64%
1.50%, matures 2035	25	3.33%	25	3.49%
1.45%, matures 2037	25	2.19%	25	3.34%
2.50%, matures 2037	16	3.24%	16	4.39%
Total Trust Preferred Securities	247		247
Total other long-term debt	$493		$496

Senior Notes

On July 11, 2016, we issued $250 million of senior notes (“Senior Notes”) which mature on July 15, 2021. Prior to June 15, 2021, we may redeem some or all of the Senior Notes at a redemption price equal to the greater of 100 percent of the aggregate principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments discounted to the redemption date on a semi-annual basis using a discount rate equal to the Treasury Rate plus 0.50 percent, in addition to accrued and unpaid interest. During the quarter ended March 31, 2020, we purchased $3 million of the Senior Notes on the open market. This has been accounted for as a debt extinguishment in accordance with applicable GAAP.

Trust Preferred Securities

We sponsor nine trust subsidiaries, which issued preferred stock to third party investors. We issued junior subordinated debt securities to those trusts, which we have included in long-term debt. The junior subordinated debt securities are the sole assets of those trusts. The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of March 31, 2020, we had no deferred interest.

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components in accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Investment Securities
Beginning balance	$1	$(47)
Unrealized gain	45	21
Less: Tax provision	11	5
Net unrealized gain	34	16
Reclassifications out of AOCI (1)	—	—
Less: Tax provision	—	—
Net unrealized gain reclassified out of AOCI	—	—
Other comprehensive income, net of tax	34	16
Ending balance	$35	$(31)

Cash Flow Hedges
Beginning balance	$—	$—
Unrealized gain (loss)	(5)	—
Less: Tax provision (benefit)	(1)	—
Net unrealized gain (loss)	(4)	—
Reclassifications out of AOCI (1)	—	—
Less: Tax provision	—	—
Net unrealized gain (loss) reclassified out of AOCI	—	—
Other comprehensive income (loss), net of tax	(4)	—
Ending balance	$(4)	$—

(1)	Reclassifications are reported in noninterest income on the Consolidated Statements of Operations.

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions, except share data)
Net income applicable to common stockholders	$46	$36
Weighted Average Shares
Weighted average common shares outstanding	56,655,865	56,897,799
Effect of dilutive securities
Stock-based awards	534,058	692,473
Weighted average diluted common shares	$57,189,923	$57,590,272
Earnings per common share
Basic earnings per common share	$0.80	$0.64
Effect of dilutive securities
Stock-based awards	—	(0.01)
Diluted earnings per common share	$0.80	$0.63

Note 12 - Stock-Based Compensation

We had stock-based compensation expense of $3 million for both of the three months ended March 31, 2020 and March 31, 2019.

Stock Options

No stock options have been granted by the Company since 2002. All remaining stock options expired January 22, 2020, unexercised.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock units activity:

	Three Months Ended March 31, 2020
	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	1,399,127	$28.72
Granted	58,888	26.03
Vested	(45,904)	29.47
Canceled and forfeited	(30,189)	33.86
Non-vested balance at end of period	1,381,922	$28.47

2017 Employee Stock Purchase Plan

A total of 800,000 shares of the Company’s common stock were reserved and authorized for issuance for purchase under the Employee Stock Purchase Plan (ESPP) of which 472,677 remain as of March 31, 2020. There were 59,252 shares issued under the ESPP during the three months ended March 31, 2020 and the associated compensation expense was de minimis.

Note 13 - Income Taxes

The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

The following table presents our provision for income tax and effective tax provision rate:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Provision for income taxes	$10	$8
Effective tax provision rate	18.5%	18.4%

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

To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both March 31, 2020 and December 31, 2019.

The following tables present the regulatory capital ratios as of the dates indicated:

Flagstar Bancorp	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
March 31, 2020
Tier 1 capital (to adjusted avg. total assets)	$1,879	8.09%	$928	4.0%	$1,161	5.0%
Common equity Tier 1 capital (to RWA)	1,639	9.17%	804	4.5%	1,161	6.5%
Tier 1 capital (to RWA)	1,879	10.52%	1,072	6.0%	1,429	8.0%
Total capital (to RWA)	1,997	11.18%	1,429	8.0%	1,786	10.0%
December 31, 2019
Tier 1 capital (to adjusted avg. total assets)	$1,720	7.57%	$909	4.0%	$1,136	5.0%
Common equity Tier 1 capital (to RWA)	1,480	9.32%	715	4.5%	1,033	6.5%
Tier 1 capital (to RWA)	$1,720	10.83%	$953	6.0%	1,271	8.0%
Total capital (to RWA)	$1,830	11.52%	$1271	8.0%	1,589	10.0%

Flagstar Bank	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
March 31, 2020
Tier 1 capital (to adjusted avg. total assets)	$1,900	8.19%	$928	4.0%	$1160	5.0%
Common equity Tier 1 capital (to RWA)	1,900	10.64%	804	4.5%	1,161	6.5%
Tier 1 capital (to RWA)	1,900	10.64%	1,071	6.0%	1,429	8.0%
Total capital (to RWA)	2,019	11.30%	1,429	8.0%	1,786	10.0%
December 31, 2019
Tier 1 capital (to adjusted avg. total assets)	$1,752	7.71%	$909	4.0%	$1,136	5.0%
Common equity Tier 1 capital (to RWA)	1,752	11.04%	714	4.5%	1,032	6.5%
Tier 1 capital (to RWA)	1,752	11.04%	952	6.0%	1,270	8.0%
Total capital (to RWA)	1,862	11.73%	1,270	8.0%	1,587	10.0%

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

At March 31, 2020, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements, or that the ultimate outcome of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

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
Other litigation accruals

At March 31, 2020 and December 31, 2019, excluding the fair value liability relating to the DOJ liability, our total accrual for contingent liabilities and settled litigation was $3 million.

Commitments

The following table is a summary of the contractual amount of significant commitments:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Commitments to extend credit
Mortgage loan commitments including interest-rate locks	$8,345	$4,099
Warehouse loan commitments	2,258	1,944
Commercial and industrial commitments	741	1,107
Other commercial commitments	1,817	2,015
HELOC commitments	580	558
Other consumer commitments	272	175
Standby and commercial letters of credit	94	82

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

We maintain a reserve for the estimate of probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. See Note 4 - Loans Held-for-Investment for additional information.

Supplemental executive retirement plan with former CEO. The Company entered into a supplemental executive retirement plan (“SERP”) with a former CEO in 2009. Under the plan, the former CEO was to receive a $16 million payment in August 2018. The Company fully accrued for the SERP liability during that time period and no SERP payments have been made to the former CEO. Due to the condition of the Company at the time the former CEO’s employment ended, we believe that any payment under the SERP would be deemed to be a “Golden Parachute” payment and, therefore, is subject to certain banking regulations. As a result, we would need to make an application to the regulators to make a payment and certify to certain criteria. The Company does not believe that it can make such a certification. The former CEO has filed a lawsuit to compel us to make that certification and ultimately pay the liability. Final dispensation of the "SERP" is not within our control and the liability of $16 million at March 31, 2020 may be adjusted as more information is known.

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

	March 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Securitized HFS loans not sold
Agency - Residential	$—	$2,058	$—	$2,058
Investment securities available-for-sale
Agency - Commercial	$—	$1,285	$—	$1,285
Agency - Residential	—	1,004	—	1,004
Municipal obligations	—	30	—	30
Corporate debt obligations	—	67	—	67
Other MBS	—	59	—	59
Certificate of deposits	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	4,365	—	4,365
Commercial Loan	—	—	—	—
Loans held-for-investment
Residential first mortgage loans	—	10	—	10
Home equity	—	—	2	2
Mortgage servicing rights	—	—	223	223
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	169	169
Futures	—	1	—	1
Mortgage-backed securities forwards	—	39	—	39
Interest rate swaps and swaptions	—	68	—	68
Total assets at fair value	$—	$8,987	$394	$9,381
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$—	$—
Futures	—	—	—	—
Mortgage backed securities forwards	—	(278)	—	(278)
Interest rate swaps	—	(10)	—	(10)
DOJ Liability	—	—	(35)	(35)
Contingent consideration	—	—	(16)	(16)
Total liabilities at fair value	$—	$(288)	$(51)	$(339)

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$947	$—	$947
Agency - Residential	—	1,015	—	1,015
Municipal obligations	—	31	—	31
Corporate debt obligations	—	77	—	77
Other MBS	—	45	—	45
Certificate of Deposit	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	5,219	—	5,219
Commercial Loan	—	—	—	—
Loans held-for-investment
Residential first mortgage loans	—	10	—	10
Home equity	—	—	2	2
Mortgage servicing rights	—	—	291	291
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	34	34
Mortgage-backed securities forwards	—	2	—	2
Interest rate swaps and swaptions	—	26	—	26
Total assets at fair value	$—	$7,373	$327	$7,700
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(1)	$(1)
Futures	$—	$—	$—	—
Mortgage-backed securities forwards	—	(9)	—	(9)
Interest rate swaps	—	(8)	—	(8)
DOJ litigation settlement	—	—	(35)	(35)
Contingent consideration	—	—	(10)	(10)
Total liabilities at fair value	$—	$(17)	$(46)	$(63)

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
	(Dollars in millions)
Three Months Ended March 31, 2020
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	291	(72)	40	(36)	—	—	223
Rate lock commitments (net) (2)(3)	34	105	164	—	—	(134)	169
Totals	$327	$33	$204	$(36)	$—	$(134)	$394
Liabilities
DOJ Liability	$(35)	$—	$—	$—	$—	$—	$(35)
Contingent consideration	(10)	(6)	—	—	—	—	(16)
Totals	$(45)	$(6)	$—	$—	$—	$—	$(51)

Three Months Ended March 31, 2019
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	290	(34)	67	(45)	—	—	278
Rate lock commitments (net) (2)(3)	20	25	50	—	—	(58)	37
Totals	$312	$(9)	$117	$(45)	$—	$(58)	$317
Liabilities
DOJ Liability	$(60)	$—	$—	$—	$—	$—	$(60)
Contingent consideration	(6)	—	—	—	—	—	(6)
Totals	$(66)	$—	$—	$—	$—	$—	$(66)

(1)	There were no unrealized gains (losses) recorded in OCI during the three months ended March 31, 2020 and 2019.

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
	(Dollars in millions)
March 31, 2020
Assets
Loans held-for-investment
Home equity	$2	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% -10.8% (9.0%) 6.2% - 9.4% (7.8%) 2.2%-3.3% (2.8%)	(1)
Mortgage servicing rights	$223	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	3.6% - 19.9% (5.6%) 0% - 14.8% (12.0%) $67 - $95 ($85)	(1)
Rate lock commitments (net)	$169	Consensus pricing	Origination pull-through rate	80.0% - 87.2% (81.2%)	(1)
Liabilities
DOJ Liability	$(35)	Discounted cash flows	See description below	See description below
Contingent consideration	$(16)	Discounted cash flows	See description below	See description below	(2)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
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

MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. For March 31, 2020 and December 31, 2019, the weighted average life (in years) for the entire MSR portfolio was 3.3 and 4.1, respectively.

DOJ Liability. The significant unobservable inputs used in the fair value measurement of the DOJ Liability are the discount rate, asset growth rate, return on assets, dividend rate and the potential ways we might be required to begin making DOJ Liability payments and our estimates of the likelihood of these outcomes, as further discussed in Note 15 - Legal Proceedings, Contingencies and Commitments. The DOJ Liability had a fair value adjustment of $25 million during the year ended December 31, 2019. This reduced the liability to $35 million based on changes in the probability of potential ways we might be required to begin making DOJ Liability payments and our estimates of the likelihood of these outcomes. Our assessment of these outcomes reflect a reduced likelihood, and longer timing, for potential future payments.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have assets that are subject to measurement at fair value on a nonrecurring basis under certain conditions. The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Gains (Losses)
	(Dollars in millions)
March 31, 2020
Loans held-for-sale (2)	$6	$6	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	15	—	15	(3)
Repossessed assets (3)	10	—	10	(4)
Totals	$31	$6	$25	$(8)
December 31, 2019
Loans held-for-sale (2)	$6	$6	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	14	—	14	(5)
Repossessed assets (3)	10	—	10	(3)
Totals	$30	$6	$24	$(9)

(1)	The fair values are determined at various dates during the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

(2)	Gains (losses) reflect fair value adjustments on assets for which we did not elect the fair value option.

(3)	Gains (losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

The following table presents the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
March 31, 2020
Impaired loans held-for-investment
Loans held-for-investment	$15	Fair value of collateral	Loss severity discount	0% - 40% (6.3%)	(1)
Repossessed assets	$10	Fair value of collateral	Loss severity discount	0% - 100% (20.1%)	(1)
December 31, 2019
Impaired loans held-for-investment
Loans held-for-investment	$14	Fair value of collateral	Loss severity discount	25% - 30% (25.9%)	(1)
Repossessed assets	$10	Fair value of collateral	Loss severity discount	0% - 100% (17.1%)	(1)

(1)	Unobservable inputs were weighted by their relative fair value of the instruments.

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	March 31, 2020
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$342	$342	$342	$—	$—
Securitized HFS loans not sold	2,058	$2,058	—	2,058	—
Investment securities available-for-sale	2,446	2,446	—	2,446	—
Investment securities held-to-maturity	554	569	—	569	—
Loans held-for-sale	4,389	4,390	—	4,390	—
Loans held-for-investment	13,795	13,801	—	10	13,791
Loans with government guarantees	814	788	—	788	—
Mortgage servicing rights	223	223	—	—	223
Federal Home Loan Bank stock	306	306	—	306	—
Bank owned life insurance	351	351	—	351	—
Repossessed assets	10	10	—	—	10
Other assets, foreclosure claims	40	40	—	40	—
Derivative financial instruments, assets	277	277	—	108	169
Liabilities
Retail deposits
Demand deposits and savings accounts	$(7,007)	$(6,570)	$—	$(6,570)	$—
Certificates of deposit	(2,138)	(2,161)	—	(2,161)	—
Wholesale deposits	(561)	(575)	—	(575)	—
Government deposits	(1,164)	(1,160)	—	(1,160)	—
Custodial deposits	(5,182)	(5,165)	—	(5,165)	—
Federal Home Loan Bank advances	(6,841)	(6,870)	—	(6,870)	—
Long-term debt	(493)	(452)	—	(452)	—
DOJ Liability	(35)	(35)	—	—	(35)
Contingent consideration	(16)	(16)	—	—	(16)
Derivative financial instruments, liabilities	(288)	(288)	—	(288)	—

	December 31, 2019
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$426	$426	$426	$—	$—
Investment securities available-for-sale	2,116	2,116	—	2,116	—
Investment securities held-to-maturity	598	599	—	599	—
Loans held-for-sale	5,258	5,258	—	5,258	—
Loans held-for-investment	12,129	12,031	—	10	12,021
Loans with government guarantees	736	707	—	707	—
Mortgage servicing rights	291	291	—	—	291
Federal Home Loan Bank stock	303	303	—	303	—
Bank owned life insurance	349	349	—	349	—
Repossessed assets	10	10	—	—	10
Other assets, foreclosure claims	45	45	—	45	—
Derivative financial instruments, assets	62	88	—	54	34
Liabilities
Retail deposits
Demand deposits and savings accounts	$(6,811)	$(6,050)	$—	$(6,050)	$—
Certificates of deposit	(2,353)	(2,368)	—	(2,368)	—
Wholesale deposits	(633)	(640)	—	(640)	—
Government deposits	(1,213)	(1,156)	—	(1,156)	—
Custodial deposits	(4,136)	(4,066)	—	(4,066)	—
Federal Home Loan Bank advances	(4,815)	(4,816)	—	(4,816)	—
Long-term debt	(496)	(462)	—	(462)	—
DOJ Liability	(35)	(35)	—	—	(35)
Contingent consideration	(10)	(10)	—	—	(10)
Derivative financial instruments, liabilities	(18)	(44)	—	(43)	(1)

Fair Value Option

We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain (loss) on loan sales	$234	$79

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	March 31, 2020			December 31, 2019
	UPB	Fair Value	Fair Value Over / (Under) UPB	UPB	Fair Value	Fair Value Over / (Under) UPB
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$4	$3	$(1)	$3	$3	$—
Loans held-for-investment	5	4	(1)	5	4	(1)
Total nonaccrual loans	$9	$7	$(2)	$8	$7	$(1)
Other performing loans
Loans held-for-sale	$4,151	$4,362	$211	$5,057	$5,216	$159
Loans held-for-investment	8	8	—	8	8	—
Total other performing loans	$4,159	$4,370	$211	$5,065	$5,224	$159
Total loans
Loans held-for-sale	$4,155	$4,365	$210	$5,060	$5,219	$159
Loans held-for-investment	13	12	(1)	13	12	(1)
Total loans	$4,168	$4,377	$209	$5,073	$5,231	$158
Liabilities
DOJ Liability (1)	$(118)	$(35)	$83	$(118)	$(35)	$83

(1)	We are obligated to pay $118 million in installment payments upon meeting certain performance conditions, as described in Note 15 - Legal Proceedings, Contingencies and Commitments.

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

As a result of Management's evaluation of our segments, effective January 1, 2020, certain departments have been re-aligned between the Community Banking and Mortgage Originations. Specifically, a majority of the residential mortgage HFI portfolio is now part of the Mortgage Origination segment. The income and expenses relating to these changes are reflected in our financial statements and all prior period segment financial information has been recast to conform to the current presentation.

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

The Mortgage Originations segment originates and acquires one-to-four family residential mortgage loans to sell or hold on our balance sheet. Loans originated-to-sell comprise the majority of the lending activity. These loans are originated through mortgage branches, call centers, the Internet and third party counterparties. The Mortgage Origination segment recognizes interest income on loans that are held for sale and the gains from sales associated with these loans, along with the interest income on residential mortgages within LHFI. The interest income on LHFI, excluding residential first mortgages, newly originated home equity products, and a loss on sales for the purchase of these loans is recognized in the Community Banking segment.

The Mortgage Servicing segment services and subservices mortgage and other consumer loans for others on a fee for service basis and may also collect ancillary fees and earn income through the use of noninterest-bearing escrows. Revenue for those serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the status of the underlying loans. The Mortgage Servicing segment also services loans for our LHFI portfolio and our own LHFS portfolio in the Mortgage Originations segment, for which it earns revenue via an intercompany service fee allocation.

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

Revenues are comprised of net interest income (before the provision (benefit) for credit losses) and noninterest income. Noninterest expenses and provision (benefit) for income taxes, are fully allocated to each operating segment. Allocation methodologies may be subject to periodic adjustment as the internal management accounting system is revised and the business or product lines within the segments change.

The following tables present financial information by business segment for the periods indicated:

	Three Months Ended March 31, 2020
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$104	$42	$4	$(2)	$148
Provision (benefit) for credit losses	8	(3)	—	9	$14
Net interest income after provision (benefit) for credit losses	96	45	4	(11)	134
Net gain on loan sales	—	90	—	—	90
Loan fees and charges	—	17	9	—	26
Loan administration (expense) income	(1)	(7)	36	(16)	12
Net return on mortgage servicing rights	—	6	—	—	6
Other noninterest income	16	1	—	6	23
Total noninterest income	15	107	45	(10)	157
Compensation and benefits	27	31	10	34	102
Commissions	1	28	—	—	29
Loan processing expense	2	10	7	1	20
Other noninterest expense	44	26	19	(5)	84
Total noninterest expense	74	95	36	30	235
Income before indirect overhead allocations and income taxes	37	57	13	(51)	56
Indirect overhead allocation Income (expense)	(9)	(12)	(5)	26	—
Provision (benefit) for income taxes	6	9	2	(7)	10
Net income (loss)	$22	$36	$6	$(18)	$46

Intersegment (expense) revenue	$(6)	$1	$8	$(3)	$—

Average balances
Loans held-for-sale	$—	$5,248	$—	$—	$5,248
Loans with government guarantees	—	811	—	—	$811
Loans held-for-investment (2)	8,898	2,895	—	30	$11,823
Total assets	9,387	9,817	48	4,161	$23,413
Deposits	10,434	—	4,777	584	$15,795

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Three Months Ended March 31, 2019
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$93	$33	$3	$(3)	$126
Provision (benefit) for credit losses	1	—	—	(1)	—
Net interest income after provision (benefit) for credit losses	92	33	3	(2)	126
Net gain on loan sales	(3)	52	—	—	49
Loan fees and charges	—	10	7	—	17
Loan administration (expense) income	(1)	(4)	29	(13)	11
Net return on mortgage servicing rights	—	6	—	—	6
Other noninterest income	12	4	—	10	26
Total noninterest income	8	68	36	(3)	109
Compensation and benefits	24	24	6	33	87
Commissions	—	12	—	1	13
Loan processing expense	1	5	10	1	17
Other noninterest expense	40	19	15	—	74
Total noninterest expense	66	60	31	35	191
Income before indirect overhead allocations and income taxes	34	41	8	(40)	44
Indirect overhead allocation Income (expense)	(10)	(10)	(5)	25	—
Provision (benefit) for income taxes	5	7	—	(4)	8
Net income (loss)	$19	$24	$3	$(11)	$36

Intersegment (expense) revenue	$—	$3	$6	$(9)	$—

Average balances
Loans held-for-sale	$—	$3,266	$—	$—	$3,266
Loans with government guarantees	—	455	—	—	$455
Loans held-for-investment (2)	6,234	2,901	—	29	$9,164
Total assets	6,589	7,612	56	4,181	$18,438
Deposits	9,983	—	2,528	395	$12,906

(1)	Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.

(2)	Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

Note 18 - Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

The following ASUs have been adopted which impact our accounting policies and/or have a financial impact:

Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which alters the current method for recognizing credit losses within the reserve account. The new guidance requires financial assets to be presented at the net amount expected to be collected (i.e. net of expected credit losses). The measurement of current expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

Effective January 1, 2020, we have adopted the requirements of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and all related amendments using the modified retrospective method for all financial assets measured at amortized cost, net investments in leases and unfunded commitments. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. We recorded a net decrease to retained earnings of $23 million as of January 1, 2020 for the cumulative effect of adopting ASC 326.

The following table illustrates the impact of ASC 326:

	January 1, 2020
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
	(Dollars in millions)
Assets:
Allowance for loan losses	$130	$107	$23
Liabilities:
Reserve for unfunded commitments	$10	$3	$7

We adopted the following accounting standard updates (ASU) during 2020, none of which had a material impact to our financial statements:

Standard	Description	Effective Date
2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	March 12, 2020
2020-03	Codification Improvements to Financial Instruments	January 1, 2020
2020-02
Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update)
February 6, 2020
2018-15
Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)
January 1, 2020
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020
2017-04	Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 1, 2020

Insignificant Accounting Standards Issued But Not Yet Adopted
The following ASUs have been issued and are not expected to have a material impact on our Consolidated Financial Statements and/or significant accounting policies:

Standard	Description	Effective Date
2019-12	Simplifying the Accounting for Income Taxes	January 1, 2021

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of March 31, 2020, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of March 31, 2020.

(b)
Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, the Company is party to legal proceedings incidental to its business. For further information, see Note 15 - Legal Proceedings, Contingencies and Commitments.

Item 1A. Risk Factors

We are reviewing and updating our risk factors to contemplate the current pandemic resulting from COVID-19, including the following material changes from the risk factors reported in the Company's Annual Report on Form 10-K for the period ended December 31, 2019:

Adverse Economic Conditions

We are currently in the midst of a health crisis as a result of the pandemic, COVID-19. The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products and services may be significantly negatively impacted. How we respond to the COVID-19 pandemic, include standing up new programs specified in the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") such as the Paycheck Protection Program (“PPP”) and our effectiveness while working remotely, could have a significant, lasting impact on our operations, financial condition and reputation. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

The Bank has instituted a work-from-home policy for all staff that are able to work remotely. Working remotely creates new challenges and the pace of change required to address government programs and forbearance increases the risk of internal control failure. In addition, consumers affected by the changed economic and market conditions as a result of a pandemic may continue to demonstrate changed behavior even after the crisis is over, including decreases in discretionary spending on a permanent or long-term basis. We have limited our bank branches to drive-up services and closed our lobbies. This change in business could also result in changes in consumer behavior for which we may not be prepared.

The response to the pandemic resulted in a strong contraction in our economy, increased market volatility and uncertainty in our capital markets-most notably impacting workers and small businesses. The economic health of these businesses may depend upon the fiscal assistance provided by the CARES Act. The CARES Act is the largest deployment of capital ever authorized by Congress with several provisions designed to ensure banks are able to provide assistance and relief to consumers and businesses. Although government intervention is intended to mitigate economic uncertainties, it is not clear that the programs are broad or specific enough to mitigate the economic risks-both of which may lead to adverse results.

Additionally, the CARES Act was passed quickly and regulators rapidly issued clarifying guidance and operationalized certain programs, such as the PPP. As a result, there is risk that there are subsequent interpretations of guidance or aggressive assertions of wrongdoing in regards to laws, regulations or applications of guidance which could cause an adverse impact to our financial results or our internal controls. We also face an increased risk of client disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on economic and market conditions.

The adverse economic conditions will have an impact on our customers. Many of these customers will experience unemployment and a loss of revenue, leading to a lack of cash flows. These lower cash flows could have our customers drawing on the lines of credit we have extended to them and withdrawing their deposits from the Bank. Both of these actions would have an adverse impact on our liquidity position. Additionally, the ability of our borrowers to make payments timely on outstanding loans, the value of collateral securing those loans, and demand for loans and other products and services that we offer may be adversely impacted by the COVID-19 pandemic. Until the effects of the pandemic subside, we expect continued draws on lines of credit, reduced revenues in our businesses, and increased loan defaults and losses.

Even after the pandemic subsides, the U.S. economy may continue to experience a recession, and we anticipate our business would be materially and adversely affected by a prolonged recession in the U.S.

Interest Rates

In response to COVID-19, the Federal Reserve reduced the Federal Funds Rate to zero percent in March 2020. The outlook for the remainder of 2020 is uncertain, and there is a possibility that the Federal Reserve keeps interest rates low or even uses negative interest rates if economic conditions warrant. Although many of our commercial loans have floors, approximately half of our revenue is tied to interest rates, and an extended period of operations in a zero- or negative-rate environment could negatively impact profitability.

In addition, the Federal Reserve has initiated new quantitative easing programs, buying securities at various points in time which results in disruptions to the MBS market. There is a risk that the Federal Reserve may take other actions in the future or elect to stop their current actions which could disrupt the market and have an adverse impact on our mortgage gain on sale or other financial results. Further, the impact of these actions has caused the financial instruments we use to manage our interest rate and market risks to be less effective, which, in turn, could have a material, adverse impact on our operations and financial condition.

There has also been disruption in the market for mortgage backed securities resulting from overall low level of rates across the yield curve, the high level of volatility of interest rates, and the financial weakness of some traditional buyers of mortgage servicing rights. This has caused uncertainty with respect to our ability to sell mortgage servicing rights. At March 31, 2020, we had $223 million of mortgage servicing rights which equated to 13.6 percent of common equity tier one capital. Should the level of mortgage servicing rights exceed 25 percent of common equity tier one capital, we are required to deduct the excess in determining our regulatory capital levels. If we have the inability to sell mortgage servicing rights on a timely basis, there could be negative impacts to our regulatory capital or an impact on our pricing for mortgage loans which could negatively impact our mortgage origination business and our financial condition.

Customer and Lending Relief Actions

As a result of recent federal legislation, we are required to provide mortgage forbearances to individuals with single-family, federally backed mortgages, such as those that we service which underlie our mortgage servicing rights, due to COVID-19 related difficulties. In addition, we are waiving all fees for an extended time period as customers deal with the crisis. This could result in a reduction in servicing fee income and a higher cost to service as customers do not pay their mortgages and we cover their payments for a temporary time period until the investors make us whole. Additionally, MSR transactions customarily contain early payment default provisions. If a customer requests forbearance on the residential mortgage loans underlying the MSRs we have sold, generally within 90 days following the sale, we may be contractually obligated to refund the purchase price of the MSR or pay a fee to the purchaser. The result of these actions could result in financial, operational, credit and compliance risk as we navigate government requirements and our ability to modify our systems to account for these changes while maintaining an adequate internal control structure.
Our application of forbearance, any loan payment deferrals that we grant, the servicing advances we are required to make and any escrow advances we are required to make while a loan is in forbearance could result in us carrying significant asset balances. This could result in a reduction in our liquidity and cause a reduction in our capital ratios. We are unsure, at this time, what, if any, additional liquidity facilities might be provided by the federal government. The combination of these impacts along with other impacts, could cause us to not have sufficient liquidity or capital.

We also have a concentration of customers in the mortgage finance business. We make warehouse and MSR loans to these customers, and often originate through them in the correspondent channel of our mortgage originations business. The implications of federally mandated forbearance is expected to have a detrimental impact on the liquidity position of these companies that may have already been experiencing financial stress. It is not clear what, if any, programs will be available to these customers to provide liquidity. As a consequence, some of these companies could fail. A failure of one of our customers could be a loss of mortgage origination volume and could also lead to credit losses, should the collateral underlying their loans prove insufficient to repay the amount of the loan outstanding.

Furthermore, we are not aging receivables for customers who have been granted a payment holiday, payment deferral or forbearance. Therefore, there is a risk that subsequently, customers may still be unable to make their payments, resulting in delinquencies at a higher rate than what is typical and a higher percentage of loans in nonaccrual status. Additionally, for consumer loans, current payments typically provide the primary evidence of a borrower’s ability and intent to repay the loan. Therefore, during the forbearance, deferral or payment holiday period, we may not be able to discern which loans can be repaid and which require timely action to manage the potential for loss to a lower level. Consequently, when a borrower is unable to repay the loan, our losses could be higher than we have experienced in the past. In addition, newly originated or acquired mortgage loans could potentially request forbearance prior to us selling the loan, resulting in a higher carrying cost for us as we may not be able to sell them into the market at all or at prices we would accept.

Allowance for Credit Losses

Our ACL, which reflects our estimate of lifetime losses inherent in the LHFI portfolio and our reserve for unfunded commitment, may not be sufficient to cover actual credit losses. We have loan exposures to industries that have been impacted more severely by COVID-19 including:

As of March 31, 2020
Loan Exposure
(Dollars in millions)
Automotive	$161
Leisure & Entertainment	$119
Healthcare	$48
Retail	$302
Hotel	$209
Senior Housing	$136

Our ACL calculations include a forecast for a reasonable and supportable time period. As of March 31, 2020 that forecast assumed a Q2 2020 GDP decrease of 18 percent, HPI decreasing 3 percent by the end of the year and unemployment, adjusted for government stimulus, of 8 percent. Subsequent to March 31, 2020 leading economic indicators demonstrate a worsening in economic conditions which could cause a material difference in future forecasts used in our calculations. If actual results differ materially from the forecast used in our calculations, our credit loss provision may increase and our ACL may not be sufficient to cover losses sustained, particularly for the impacted industries. The current pandemic has resulted in the environment changing rapidly which increases the risk of inaccurate forecasts because they depend upon significant judgments and estimates, which can be even more challenging in an environment of uncertainty. The calculation for ACL is complex and the associated risk, could impact our results of operations and may place stress on our internal controls over financial reporting.

Cybersecurity Risk

The COVID-19 pandemic has resulted in the Bank instituting a work-from-home policy for all staff that are able to work remotely. This exposes us to increased cybersecurity risk. Increased levels of remote access may create additional opportunities for cyber criminals to exploit vulnerabilities. We have observed an increase in attempted malicious activity from third parties directed at the Bank and employees may be more susceptible to phishing and social engineering attempts due to increased stress caused by the crisis and from balancing family and work responsibilities at home, such as attempts to obtain personally identifiable information. Cybercriminals may be opportunistic about fears about COVID-19 and the higher number of people accessing the network remotely, by including malware in emails that appear to include documents providing legitimate information for protecting oneself from COVID-19. The Bank may also be exposed to this risk if the operations of any of its vendors that provide critical services to the Bank are adversely impacted by cyberattacks. Furthermore, with the increased use of virtual private network (“VPN”) servers, there is a risk of security misconfiguration in VPNs resulting in exposing sensitive information to the internet. A significant and sustained malware or other cybersecurity attack targeted at the Bank or any of its vendors that provide critical services to the Bank could have a material adverse impact on our ability to conduct our overall operations and on our financial condition.

Loss or Extended Absence of Key Personnel

We are and will continue to be dependent upon our management team and other key personnel. Losing the services of one or more key members of our management team or other key personnel could adversely affect our operations. In addition, COVID-19 increases the risk that certain senior executive officers or a member of the board of directors could become ill, causing them to be incapacitated or otherwise unable to perform their duties for an extended absence. Furthermore, because of the nature of the disease, multiple people working in close proximity could also become ill simultaneously which could result in the same department having extended absences. This could negatively impact the efficiency and effectiveness of processes and internal controls throughout the Bank.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended March 31, 2020.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended March 31, 2020.

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

4.3*	Form of 6.125% Global Note due 2021 (previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4, dated October 7, 2016, and incorporated herein by reference).

10.1	Change in Control Agreement, dated March 17, 2020, by and between Flagstar Bancorp, Inc., Flagstar Bank, FSB and Kristy Fercho

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101
Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2020, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

* Incorporated herein by reference
+ Constitutes a management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	May 11, 2020	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)