Form 10-Q
period 2020-06-30
FLAGSTAR BANCORP INC
filed 2020-08-10
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of August 9, 2020, 56,943,985 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2020

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
ACL	Allowance for Credit Losses	HOLA	Home Owners Loan Act
AFS	Available for Sale	Home equity	Second Mortgages, HELOANs, HELOCs
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	HTM	Held to Maturity
ALCO	Asset Liability Committee	HPI	Housing Price Index
ALLL	Allowance for Loan Losses	LIBOR	London Interbank Offered Rate
AOCI	Accumulated Other Comprehensive Income (Loss)	LHFI	Loans Held-for-Investment
ASU	Accounting Standards Update	LHFS	Loans Held-for-Sale
Basel III	Basel Committee on Banking Supervision Third Basel Accord	LTV	Loan-to-Value Ratio
C&I	Commercial and Industrial	Management	Flagstar Bancorp’s Management
CDARS	Certificates of Deposit Account Registry Service	MBS	Mortgage-Backed Securities
CECL	Current Expected Credit Losses	MD&A	Management's Discussion and Analysis
CET1	Common Equity Tier 1	MSR	Mortgage Servicing Rights
CLTV	Combined Loan to Value Ratio	N/A	Not Applicable
Common Stock	Common Shares	N/M	Not Meaningful
CRE	Commercial Real Estate	NBV	Net Book Value
Deposit Beta	The change in the annualized cost of our deposits, compared to the change in the Federal Reserve discount rate	NYSE	New York Stock Exchange
DOJ	United States Department of Justice	OCC	Office of the Comptroller of the Currency
DOJ Liability	2012 Settlement Agreement with the Department of Justice	OCI	Other Comprehensive Income (Loss)
DTA	Deferred Tax Asset	OTTI	Other-Than-Temporary-Impairment
EVE	Economic Value of Equity	QTL	Qualified Thrift Lending
Fannie Mae	Federal National Mortgage Association	Regulatory Agencies	Board of Governors of the Federal Reserve, Office of the Comptroller of the Currency, U.S. Department of the Treasury, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, Securities and Exchange Commission
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation	REO	Real estate owned and other nonperforming assets, net
Federal Reserve	Board of Governors of the Federal Reserve System	RMBS	Residential Mortgage-Backed Securities
FHA	Federal Housing Administration	RWA	Risk Weighted Assets
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FICO	Fair Isaac Corporation	SNC	Shared National Credit
FRB	Federal Reserve Bank	SOFR	Secured Oversight Financing Rate
Freddie Mac	Federal Home Loan Mortgage Corporation	TDR	Troubled Debt Restructuring
FTE	Full Time Equivalent Employees	TPO	Third Party Originator
GAAP	United States Generally Accepted Accounting Principles	UPB	Unpaid Principal Balance
GNMA	Government National Mortgage Association	U.S. Treasury	United States Department of Treasury
HELOC	Home Equity Lines of Credit	VIE	Variable Interest Entities
HELOAN	Home Equity Loan	XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the second quarter of 2020, which should be read in conjunction with the financial statements and related notes set forth in Part I, Item 1 of this Form 10-Q and Part II, Item 8 of Flagstar Bancorp, Inc.'s 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

        Certain statements in this Form 10-Q, including but not limited to statements included within Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements are based on the current beliefs and expectations of our management. Actual results may differ from those set forth in forward-looking statements. See Forward-Looking Statements on page 42 of this Form 10-Q, Part II, Item 1A, Risk Factors of this Form 10-Q and Part I, Item 1A, Risk Factors of Flagstar Bancorp, Inc.'s 2019 Annual Report on Form 10-K for the year ended December 31, 2019. Additional information about Flagstar can be found on our website at www.flagstar.com.

        Where we say "we," "us," "our," the "Company," "Bancorp" or "Flagstar," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference will include our wholly-owned subsidiary Flagstar Bank, FSB (the "Bank"). See the Glossary of Abbreviations and Acronyms on page 3 for definitions used throughout this Form 10-Q.

Introduction

        We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide commercial and consumer banking services, and we are the 6th largest bank mortgage originator in the nation and the 6th largest subservicer of mortgage loans nationwide. At June 30, 2020, we had 4,641 full-time equivalent employees. Our common stock is listed on the NYSE under the symbol "FBC".

        Our relationship-based business model leverages our full-service bank’s capabilities and our national mortgage platform to create and build financial solutions for our customers. At June 30, 2020, we operated 160 full-service banking branches that offer a full set of banking products to consumer, commercial, and government customers. Our banking footprint spans Michigan, Indiana, California, Wisconsin, Ohio and contiguous states.

        We originate mortgages through a network of brokers and correspondents in all 50 states and our own loan officers, which includes our direct lending team, from 89 retail locations in 28 states and 3 call centers. We are also a leading national servicer of mortgage loans and provide complementary ancillary offerings including MSR lending, servicing advance lending and MSR recapture services.

Operating Segments

        Our operations are conducted through our three operating segments: Community Banking, Mortgage Originations, and Mortgage Servicing. For further information, see MD&A - Operating Segments and Note 17 - Segment Information.

Selected Financial Ratios

	Three Months Ended,		Six Months Ended,
	June 30, 2020	March 31, 2020	June 30, 2020	June 30, 2019
	(In millions and percentages)
Selected Mortgage Statistics: (5)
Mortgage rate lock commitments (fallout-adjusted) (1)	$13,800	$11,200	$25,000	$14,900
Mortgage loans originated	$12,200	$8,600	$20,700	$14,200
Mortgage loans sold and securitized	$12,900	$7,500	$20,400	$14,000
Selected Ratios:
Interest rate spread (2)	2.52%	2.31%	2.41%	2.63%
Net interest margin	2.86%	2.81%	2.83%	3.08%
Return on average assets	1.77%	0.78%	1.30%	1.01%
Return on average common equity	23.47%	9.82%	16.86%	11.94%
Return on average tangible common equity (3)	26.16%	11.46%	19.07%	14.33%
Efficiency ratio	54.3%	77.1%	62.5%	74.8%
Effective tax provision rate	21.5%	18.5%	20.6%	18.7%
Average Balances:
Average interest-earning assets	$23,692	$21,150	$22,421	$17,030
Average interest-paying liabilities	$15,119	$14,480	$14,800	$12,702
Average stockholders' equity	$1,977	$1,854	$1,915	$1,626

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(In millions, except per share data and percentages)
Selected Statistics:
Book value per common share	$34.62	$32.46	$31.57	$30.69	$29.31
Tangible book value per share (4)	$31.74	$29.52	$28.57	$27.62	$26.16
Number of common shares outstanding	56,943,979	56,729,789	56,631,236	56,510,341	56,483,937
Common equity-to-assets ratio	7.18%	6.87%	7.68%	7.88%	8.19%
Tangible common equity to assets ratio (4)	6.58%	6.25%	6.95%	7.08%	7.31%
Capitalized value of mortgage servicing rights	0.87%	0.95%	1.21%	1.14%	1.23%
Bancorp total capital (to adjusted risk weighted assets)	11.32%	11.18%	11.52%	11.54%	11.51%
Bank total capital (to adjusted risk weighted assets)	11.05%	11.30%	11.73%	12.06%	12.00%
Number of bank branches	160	160	160	160	160
Number of FTE employees	4,641	4,415	4,453	4,171	4,026
(1)Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the impact of changes in interest rates.
(2)Interest rate spread is the difference between the annualized yield earned on average interest-earning assets for the period and the annualized rate of interest paid on average interest-bearing liabilities for the period.
(3)Excludes goodwill and intangibles of $164 million, $167 million, $170 million, $174 million and $178 million at June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019, respectively. See Non-GAAP Financial Measures for further information.
(4)Excludes goodwill, intangible assets and the associated amortization, net of tax. See Non-GAAP Financial Measures for further information.
(5)Rounded to nearest hundred million.

Results of Operations
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended,			Six Months Ended,
	June 30, 2020	March 31, 2020	Change	June 30, 2020	June 30, 2019	Change
	(Dollars in millions, except per share data)
Net interest income	$168	$148	$20	$316	$264	$52
Provision for credit losses	102	14	88	116	17	99
Total noninterest income	378	157	221	535	277	258
Total noninterest expense	296	235	61	532	405	127
Provision for income taxes	32	10	22	42	22	20
Net income	$116	$46	$70	$161	$97	$64
Income per share
Basic	$2.04	$0.80	$1.24	$2.85	$1.71	$1.14
Diluted	$2.03	$0.80	$1.23	$2.83	$1.69	$1.14

Overview

        Net income was $116 million, or $2.03 per diluted share for the quarter ended June 30, 2020 compared to first quarter 2020 net income of $46 million, or $0.80 per diluted share. For the six months ended June 30, 2020, net income was $161 million, or $2.83 per diluted share as compared to net income of $97 million, or $1.69 per diluted share for same period a year ago.

Compared to the first quarter 2020, noninterest income increased $221 million while noninterest expense only increased $61 million. These increases were primarily due to higher net gain on loan sales and the related costs. Gain on sale margin increased 139 basis points, to 2.19 percent as compared to 0.80 percent for the first quarter 2020 driven by historically low interest rates fueling a very strong market environment and we managed our volume levels within our channels and products to fit our fulfillment capacity.

Net interest income increased $20 million driven by a $2.5 billion increase in average earnings assets lead by our warehouse business. Net interest margin in the second quarter of 2020 was 2.86 percent, a 5 basis point increase from the prior quarter primarily driven by a decrease in deposit rates, which benefited from higher custodial balances, the maturity of higher cost CDs and the expiration of promotional rates on savings accounts, and the relative maintenance of yields on interest earning assets due to rate floors in our warehouse business.

        Partially offsetting the favorable results discussed above was a $102 million provision for credit losses to increase our ACL as a result of our forecasts of economic conditions. These forecasts reflect our view that the economy will continue to be challenged by the response to the COVID-19 pandemic, especially in the commercial real estate sector, for an extended period of time.

Net Interest Income

The following tables present details on our net interest margin and net interest income on a consolidated basis:

	Three Months Ended,
	June 30, 2020			March 31, 2020
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$5,645	$48	3.42%	$5,248	$49	3.72%
Loans held-for-investment
Residential first mortgage	2,822	24	3.41%	3,062	27	3.51%
Home equity	1,001	9	3.78%	1,019	12	4.73%
Other	881	12	5.42%	816	12	5.77%
Total consumer loans	4,704	45	3.87%	4,897	51	4.14%
Commercial real estate	3,101	28	3.64%	2,949	34	4.61%
Commercial and industrial	2,006	17	3.34%	1,667	19	4.52%
Warehouse lending	3,785	38	3.88%	2,310	25	4.30%
Total commercial loans	8,892	83	3.67%	6,926	78	4.48%
Total loans held-for-investment (1)	13,596	128	3.74%	11,823	129	4.34%
Loans with government guarantees	858	4	1.97%	811	3	1.38%
Investment securities	3,417	21	2.42%	3,060	19	2.47%
Interest-earning deposits	176	—	0.11%	208	1	1.75%
Total interest-earning assets	23,692	201	3.38%	21,150	201	3.78%
Other assets	2,569			2,263
Total assets	$26,261			$23,413
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,800	$1	0.22%	$1,587	$3	0.75%
Savings deposits	3,476	4	0.52%	3,384	9	1.07%
Money market deposits	716	—	0.12%	687	1	0.32%
Certificates of deposit	1,987	10	2.00%	2,254	12	2.24%
Total retail deposits	7,979	15	0.78%	7,912	25	1.28%
Government deposits	1,088	2	0.63%	1,131	3	1.15%
Wholesale deposits and other	738	4	2.07%	581	4	2.39%
Total interest-bearing deposits	9,805	21	0.86%	9,624	32	1.33%
Short-term FHLB advances and other	3,753	2	0.26%	3,566	12	1.35%
Long-term FHLB advances	1,068	3	1.13%	794	3	1.29%
Other long-term debt	493	7	4.99%	496	6	5.33%
Total interest-bearing liabilities	15,119	33	0.86%	14,480	53	1.46%
Noninterest-bearing deposits
Retail deposits and other	1,687			1,395
Custodial deposits (2)	6,223			4,776
Total non-interest bearing deposits	7,910			6,171
Other liabilities	1,255			908
Stockholders’ equity	1,977			1,854
Total liabilities and stockholders' equity	$26,261			$23,413
Net interest-earning assets	8,573			6,671
Net interest income		$168			$148
Interest rate spread (3)			2.52%			2.31%
Net interest margin (4)			2.86%			2.81%
Ratio of average interest-earning assets to interest-bearing liabilities			156.7%			146.1%
Total average deposits	17,715			15,795
(1)Includes nonaccrual loans. For further information on nonaccrual loans, see Note 4 - Loans Held-for-Investment.
(2)Includes noninterest-bearing custodial deposits that arise due to the servicing of loans for others.
(3)Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.
(4)Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended,
	June 30, 2020			June 30, 2019
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$5,447	$97	3.56%	$3,403	$79	4.63%
Loans held-for-investment
Residential first mortgage	2,942	51	3.46%	3,095	56	3.63%
Home equity	1,010	21	4.26%	780	22	5.58%
Other	848	24	5.59%	438	15	6.91%
Total consumer loans	4,800	96	4.01%	4,313	93	4.32%
Commercial real estate	3,025	63	4.11%	2,322	66	5.66%
Commercial and industrial	1,836	36	3.88%	1,669	45	5.32%
Warehouse lending	3,048	62	4.04%	1,589	42	5.30%
Total commercial loans	7,909	161	4.03%	5,580	153	5.46%
Total loans held-for-investment (1)	12,709	257	4.02%	9,893	246	4.96%
Loans with government guarantees	834	7	1.68%	478	7	2.95%
Investment securities	3,239	40	2.45%	3,081	44	2.83%
Interest-earning deposits	192	1	1.00%	175	2	2.47%
Total interest-earning assets	22,421	402	3.57%	17,030	378	4.43%
Other assets	2,416			2,176
Total assets	$24,837			$19,206
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,693	$4	0.47%	$1,271	$5	0.76%
Savings deposits	3,433	14	0.79%	3,140	17	1.06%
Money market deposits	701	1	0.22%	762	1	0.30%
Certificates of deposit	2,120	22	2.13%	2,550	28	2.24%
Total retail deposits	7,947	41	1.03%	7,723	51	1.32%
Government deposits	1,110	5	0.89%	1,149	9	1.51%
Wholesale deposits and other	659	7	2.21%	402	4	2.30%
Total interest-bearing deposits	9,716	53	1.09%	9,274	64	1.39%
Short-term FHLB advances and other	3,659	14	0.79%	2,679	34	2.53%
Long-term FHLB advances	931	6	1.20%	254	2	1.67%
Other long-term debt	494	13	5.16%	495	14	5.84%
Total interest-bearing liabilities	14,800	86	1.16%	12,702	114	1.80%
Noninterest-bearing deposits
Retail deposits and other	1,541			1,258
Custodial deposits (2)	5,499			3,004
Total non-interest bearing deposits	7,040			4,262
Other liabilities	1,082			616
Stockholders’ equity	1,915			1,626
Total liabilities and stockholders' equity	$24,837			$19,206
Net interest-earning assets	7,622			4,328
Net interest income		$316			$264
Interest rate spread (3)			2.41%			2.63%
Net interest margin (4)			2.83%			3.08%
Ratio of average interest-earning assets to interest-bearing liabilities			145.9%			134.1%
Total average deposits	16,755			13,536
(1)Includes nonaccrual loans. For further information on nonaccrual loans, see Note 4 - Loans Held-for-Investment.
(2)Includes noninterest-bearing custodial deposits that arise due to the servicing of loans for others.
(3)Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.
(4)Net interest margin is net interest income divided by average interest-earning assets.

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

	Three Months Ended,			Six Months Ended,
	June 30, 2020 versus March 31, 2020 Increase (Decrease) Due to:			June 30, 2020 versus June 30, 2019 Increase (Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$(5)	$4	$(1)	$(29)	$47	$18
Loans held-for-investment
Residential first mortgage	(1)	(2)	(3)	(2)	(3)	(5)
Home equity	(3)	—	(3)	(7)	6	(1)
Other	(1)	1	—	(5)	14	9
Total consumer loans	(5)	(1)	(6)	(14)	17	3
Commercial real estate	(8)	2	(6)	(23)	20	(3)
Commercial and industrial	(6)	4	(2)	(13)	4	(9)
Warehouse lending	(3)	16	13	(19)	39	20
Total commercial loans	(17)	22	5	(55)	63	8
Total loans held-for-investment	(22)	21	(1)	(69)	80	11
Loans with government guarantees	1	—	1	(5)	5	—
Investment securities	—	2	2	(6)	2	(4)
Interest-earning deposits and other	(1)	—	(1)	(1)	—	(1)
Total interest-earning assets	$(27)	$27	$—	$(110)	$134	$24
Interest-Bearing Liabilities
Interest-bearing deposits	$(12)	$1	$(11)	$(14)	$3	$(11)
Short-term FHLB advances and other borrowings	(11)	1	(10)	(32)	12	(20)
Long-term FHLB advances	(1)	1	—	(2)	6	4
Other long-term debt	1	—	1	(1)	—	(1)
Total interest-bearing liabilities	(23)	3	(20)	(49)	21	(28)
Change in net interest income	$(4)	$24	$20	$(61)	$113	$52

Comparison to Prior Quarter

        Net interest income increased $20 million, or 14 percent, to $168 million for the second quarter 2020 as compared to the first quarter 2020. The increase was primarily driven by warehouse loan growth, the impact of lower interest rates on cost of funds primarily attributed to core deposits, partially offset by lower yields on earnings assets. Average earnings assets increased $2.5 billion, reflecting increases of $2.2 billion in average total loans and $0.4 billion in average investment securities.

The net interest margin in the second quarter of 2020 was 2.86 percent, a 5 basis point increase from the prior quarter. The increase in the net interest margin was primarily driven by the continued repricing of deposits into the new curve environment and the full quarter impact of pricing changes made in March when short-term rates were dropped by the FRB. This was combined with lower short-term FHLB borrowing costs which led to an interest-bearing cost of funds of 86 basis points in the second quarter of 2020, a decline of 60 basis points from the prior quarter. This more than offset the impact declining interest rates and a lower yield curve had on the loans held-for-investment portfolio primarily due to rate floors on our variable rate loans.

Loans held-for-investment averaged $13.6 billion for the second quarter of 2020, increasing $1.8 billion (15 percent) from the prior quarter, primarily driven by $1.5 billion (64 percent) higher average warehouse loan balances as we grew our business and took advantage of the strong mortgage market.

Average total deposits were $17.7 billion in the second quarter 2020, increasing $1.9 billion (12 percent) from the first quarter 2020. Average custodial deposits increased $1.4 billion (30 percent) due to higher prepayments from refinancing and average retail deposits increased $0.4 billion (4 percent) largely due to the COVID-19 pandemic impact on the behavior and spending patterns for consumers and commercial depositors carrying higher cash balances.

Comparison to Prior Year to Date

        Net interest income increased $52 million, for the six months ended June 30, 2020, compared to the same period in 2019. The 20 percent increase was driven by growth in average interest-earning assets led by the loans held-for-sale portfolio and warehouse and CRE commercial loan portfolio. Net interest margin declined 25 basis points to 2.83 percent for the six months ended June 30, 2020, as compared to 3.08 percent for the six months ended June 30, 2019 primarily attributable to the interest rate cuts occurring in late 2019 and in March 2020.
        Average interest-earnings assets increased $5.4 billion due primarily to growth in the LHFS and warehouse portfolios which have benefited from the favorable mortgage environment due to lower market rates. The non-warehouse commercial portfolios increased $870 million driven by growth across CRE and C&I in the first quarter of 2020, and the consumer loan portfolio increased $487 million primarily driven by growth in indirect lending and home equity in the first quarter of 2020.

        Average interest-bearing liabilities increased $2.1 billion, driven by $820 million and $677 million increases in short-term and long-term FHLB borrowings, respectively. Average total deposits increased $3.2 billion driven by higher custodial deposits which resulted from growth in subservicing and higher refinance activity, and growth in retail deposits.

Provision for Credit Losses

The provision for credit losses and unfunded commitments was $102 million for the three months ended June 30, 2020, compared to $14 million for the three months ended March 31, 2020. The increase in the provision is primarily driven by our forecast of economic conditions. Our forecast reflects our belief that the economy will continue to be challenged by the response to the COVID-19 pandemic, especially in the commercial real estate sector, for an extended period of time.

The provision for credit losses and unfunded commitments was $116 million for the six months ended June 30, 2020, compared to $17 million for the six months ended June 30, 2019. The increase is reflective of the adoption of CECL in 2020 and an increase due to changes in the economic forecast used in the ACL models and judgment we applied related to those forecasts as a result of the ongoing COVID-19 pandemic.

For further information on the provision for credit losses see MD&A - Credit Quality.

Noninterest Income

        The following tables provide information on our noninterest income and other mortgage metrics:

	Three Months Ended,			Six Months Ended,
	June 30, 2020	March 31, 2020	Change	June 30, 2020	June 30, 2019	Change
	(Dollars in millions)
Net gain on loan sales	$303	$90	$213	$393	$124	$269
Loan fees and charges	41	26	15	67	41	26
Net return (loss) on mortgage servicing rights	(8)	6	(14)	(2)	11	(13)
Loan administration income	21	12	9	33	17	16
Deposit fees and charges	7	9	(2)	16	18	(2)
Other noninterest income	14	14	—	28	66	(38)
Total noninterest income	$378	$157	$221	$535	$277	$258

	Three Months Ended,			Six Months Ended,
	June 30, 2020	March 31, 2020	Change	June 30, 2020	June 30, 2019	Change
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)(3)	$13,800	$11,200	$2,600	$25,000	$14,900	$10,100
Mortgage loans originated (3)	$12,200	$8,600	$3,600	$20,700	$14,200	$6,500
Net margin on mortgage rate lock commitments (fallout-adjusted) (1)(2)	2.19%	0.80%	1.39%	1.57%	0.81%	0.76%
Mortgage loans sold and securitized (3)	$12,900	$7,500	$5,400	$20,400	$14,000	$6,400
(1)Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by estimates of the percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and impact of changes in interest rates.
(2)Gain on sale margin is based on net gain on loan sales (Excludes net gain on loan sales of $2 million from loans transferred from LHFI during the six months ended June 30, 2019) to fallout-adjusted mortgage rate lock commitments.
(3)Rounded to nearest hundred million.

Comparison to Prior Quarter

        Noninterest income increased $221 million for the three months ended June 30, 2020, compared to the three months ended March 31, 2020, primarily due to the following:

•Net gain on loan sales increased $213 million to $303 million, as compared to $90 million in the first quarter 2020. The net gain on loan sale margin increased 139 basis points, to 2.19 percent for the second quarter 2020, as compared to 0.80 percent for the first quarter 2020. The gain on sale margin increase was driven by managing our volume level within our channels and products to fit our fulfillment capacity driven by demand due to market conditions, the return of the purchase market late in the quarter and higher originations in our retail channel. In addition, the first quarter of 2020 included $45 million of hedge ineffectiveness caused by the Federal Reserve's purchase of agency mortgage-backed securities, which impacted margin by 40 basis points. Fallout-adjusted locks increased $2.6 billion, or 24 percent, to $13.8 billion, as historically low interest rates fueled a strong refinance and purchase market.
•Loan fees and charges increased $15 million, to $41 million for the second quarter of 2020, compared to $26 million for the first quarter 2020, resulting from a 41 percent increase in mortgage closings.
•Net return (loss) on mortgage servicing rights decreased $14 million, to an $8 million net loss for the second quarter of 2020, compared to a $6 million net gain for the first quarter 2020, primarily driven by forecast changes and higher prepayments.
•Loan administration income increased $9 million largely driven by a decline in the LIBOR-based fees paid to sub-servicing customers for the custodial deposits they control.

Comparison to Prior Year to Date

        Noninterest income increased $258 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to the following:

•Net gain on loan sales increased $269 million, primarily due to $10.1 billion higher fallout adjusted locks driven by the favorable mortgage environment fueled by historically low interest rates and a 0.76 percent increase in gain on sale margin driven by managing our volume level within our channels and products to fit our fulfillment capacity made possible by demand due to market conditions and the return of the purchase market late in the quarter and higher originations in our retail channel.
•Loan fees and charges increased $26 million primarily driven by higher subservicing ancillary fees as total loans being serviced increased by 59 thousand along with higher mortgage fee income as a result of an increase in originations and higher retail mix.
•Other noninterest income declined $38 million primarily due to the DOJ Liability fair value adjustment at June 30, 2019 (see Note 15 - Legal Proceedings, Contingencies and Commitments for additional information). The first half of 2019 also included $7 million of AFS investment security gains which did not reoccur in 2020.
•Loan administration income increased $16 million, driven by an increase in the average number of loans being subserviced and an increase in the number of loans in default servicing which are charged a higher servicing rate. In addition, the increase was driven by a decline in LIBOR-based fees paid to sub-servicing customers on custodial deposits.
•Net return (loss) on mortgage servicing rights decreased $13 million, to a $2 million net loss for the six months ended June 30, 2020, primarily driven by higher prepayments and a reduction in valuation due to the current market.

Noninterest Expense

        The following table sets forth the components of our noninterest expense:

	Three Months Ended,			Six Months Ended,
	June 30, 2020	March 31, 2020	Change	June 30, 2020	June 30, 2019	Change
	(Dollars in millions)
Compensation and benefits	$116	$102	$14	$218	$177	$41
Occupancy and equipment	44	41	3	85	78	7
Commissions	61	29	32	90	38	52
Loan processing expense	25	20	5	45	38	7
Legal and professional expense	5	6	(1)	11	12	(1)
Federal insurance premiums	7	6	1	13	9	4
Intangible asset amortization	4	3	1	7	8	(1)
Other noninterest expense	34	28	6	63	45	18
Total noninterest expense	$296	$235	$61	$532	$405	$127
Efficiency ratio	54.3%	77.1%	(22.8)%	62.5%	74.8%	(12.3)%
Average number of FTE	4,451	4,427	24	4,489	4,026	463

Comparison to Prior Quarter

Noninterest expense increased $61 million for the three months ended June 30, 2020, compared to the three months ended March 31, 2020 primarily due to the following:

•Commissions and loan processing increased $32 million and $5 million, respectively, due to higher mortgage volumes.
•Compensation and benefits expense increased $14 million from the prior quarter, primarily driven by higher variable compensation attributed to stronger financial results.

Comparison to Prior Year to Date

Noninterest expense increased $127 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 primarily due to the following:

•Compensation and benefits increased $41 million, primarily due to an increase in incentive compensation attributed to stronger financial results, higher average FTE driven by bringing default servicing in house and adding variable mortgage origination capacity in response to the robust mortgage environment.
•Commissions and loan processing increased $52 million and $7 million, respectively, primarily driven by higher originations along with a shift in channel mix from TPO to retail which supports a higher gain on sale but also has higher commission rates and costs.
•Other noninterest expense increased $18 million primarily driven by higher mortgage related expenses due to higher closings resulting from the favorable mortgage environment.
•Occupancy and equipment increased $7 million primarily due to increases in IT software expenses and depreciation expense.

Provision for Income Taxes

        Our provision for income taxes for the three and six months ended June 30, 2020, was $32 million and $42 million, respectively. Our effective tax rate was 21.5 percent for the three months ended June 30, 2020, compared to an effective tax rate of 18.5 percent for the first quarter 2020. The higher rate was the result of our higher level of income in the second quarter, which is taxed at higher marginal tax rates. Also contributing to the higher rate is a greater percentage of earnings in higher state tax jurisdictions, lower tax benefits for stock-based compensation and higher FDIC expenses, which are not deductible.

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

 As a result of management's evaluation of our segments, effective January 1, 2020, certain departments have been re-aligned between the Community Banking and Mortgage Originations segments. Specifically, a majority of the residential mortgage HFI portfolio is now part of the Mortgage Originations segment. The income and expenses relating to these changes are reflected in our financial statements and all prior period segment financial information has been recast to conform to the current presentation.

Before the adoption of CECL on January 1, 2020, we charged the lines of business for the net charge-offs that occurred during the period. The difference between total net charge-offs and the consolidated provision for credit losses was assigned to the “Other” segment. This amount assigned to the “Other” segment was then allocated back to the lines of business through other noninterest expense.

This year, with the adoption of CECL, we still charge the lines of business for the net charge-offs that occur. In addition to this amount, we charge them for the change in loan balances during the period, applied at the budgeted credit loss factor. The difference between the consolidated provision for credit losses and the sum of total net charge-offs and the change in loan balances is still assigned to the “Other” segment, although now that amount includes the changes related to the economic forecasts, model changes, qualitative adjustments and credit downgrades. As in the prior methodology, the amount assigned to the “Other” segment continues to be allocated back to the lines of business through other noninterest expense.

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

Our commercial customers operate in a diversified range of industries including financial, insurance, service, manufacturing, and distribution. We offer financial products to these customers for use in their normal business operations, as well as provide financing of working capital, capital investments, and equipment. Additionally, our commercial real estate business supports income producing real estate and home builders. The Community Banking segment also offers warehouse lines of credit to non-bank mortgage lenders.

Our Community Banking segment has seen continued growth. In the last 12 months, our commercial loan portfolio has grown 48 percent to $10.2 billion while our consumer loan portfolio has decreased 3 percent to $4.6 billion. Average deposits for the six months ended June 30, 2020 increased to $10.6 billion, compared to $10.1 billion for the same period in 2019 driven primarily by higher customer balances.

	Three Months Ended,			Six Months Ended,
Community Banking	June 30, 2020	March 31, 2020	Change	June 30, 2020	June 30, 2019	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$133	$104	$29	$237	$191	$46
Provision (benefit) for credit losses	(3)	8	(11)	5	16	(11)
Net interest income after provision for credit losses	136	96	40	232	175	57
Net loss on loan sales	—	—	—	—	(6)	6
Loan fees and charges	—	—	—	—	1	(1)
Loan administration expense	(1)	(1)	—	(2)	(2)	—
Other noninterest income	12	16	(4)	28	28	—
Total noninterest income	11	15	(4)	26	21	5
Compensation and benefits	24	27	(3)	51	50	1
Commissions	—	1	(1)	1	—	1
Loan processing expense	1	2	(1)	3	4	(1)
Other noninterest expense	124	44	80	168	83	85
Total noninterest expense	149	74	75	223	137	86
Income before indirect overhead allocations and income taxes	(2)	37	(39)	35	59	(24)
Indirect overhead allocation	(11)	(9)	(2)	(20)	(20)	—
Provision (benefit) for income taxes	(3)	6	(9)	3	8	(5)
Net income	$(10)	$22	$(32)	$12	$31	$(19)

Key Metrics
Average number of FTE employees	1,266	1,274	(8)	1,282	1,353	(71)

Comparison to Prior Quarter

        The Community Banking segment reported net loss of $10 million for the three months ended June 30, 2020, compared to net income of $22 million for the three months ended March 31, 2020. The $32 million decrease was driven by the following:

•Net interest income increased $29 million primarily driven by warehouse loan growth and the impact of lower interest rates on borrowing costs, especially core deposits, partially offset by lower yields on earning assets.
•Provision (benefit) for credit losses is recorded at the segment level for changes in volume at the budgeted credit loss factor and replenishment of net charge-offs. The $11 million reduction was driven primarily by lower ending loan balances.
•Deposit fees and other noninterest income were lower $4 million driven by COVID-19 impacts including waived deposit fees, higher compensating deposit balances and lower commercial loan syndication fees.
•Other noninterest expense increased $80 million primarily driven by higher intersegment expense allocations related to the impact of the degradation in the economic forecasts and credit downgrades on the provision for credit losses.

Comparison to Prior Year to Date

        The Community Banking segment reported net income of $12 million for the six months ended June 30, 2020, compared to $31 million for the six months ended June 30, 2019. The decrease was driven by the following:

•Net interest income increased $46 million driven by higher average loan and deposit balances partially offset by lower margins due to rate cuts that have occurred over the past year.
•Provision (benefit) for credit losses was $11 million lower primarily due to a prior year charge-off of the Live Well commercial loan.
•Noninterest income increased $5 million primarily due to not purchasing any new residential loans from the Mortgage Originations segment in 2020. These purchases resulted in upfront losses in 2019.
•Noninterest expense increased $86 million primarily driven by higher intersegment expense allocations related to the impact of degradation in the economic forecasts and credit downgrades on the provision for credit losses.

Mortgage Originations

        We are a leading national originator of residential first mortgages. Our Mortgage Originations segment utilizes multiple distribution channels to originate or acquire one-to-four family residential mortgage loans on a national scale, primarily to sell. We originate and retain certain mortgage loans in our LHFI portfolio which generate interest income in the Mortgage Originations segment.

	Three Months Ended,			Six Months Ended,
Mortgage Originations	June 30, 2020	March 31, 2020	Change	June 30, 2020	June 30, 2019	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$56	$42	$14	$98	$66	$32
Provision (benefit) for credit losses	(2)	(3)	1	(5)	1	(6)
Net interest income after provision for credit losses	58	45	13	103	65	38
Net gain on loan sales	303	90	213	393	129	264
Loan fees and charges	22	17	5	39	27	12
Loan administration expense	(8)	(7)	(1)	(15)	(10)	(5)
Net return (loss) on mortgage servicing rights	(8)	6	(14)	(2)	11	(13)
Other noninterest income	1	1	—	2	7	(5)
Total noninterest income	310	107	203	417	164	253
Compensation and benefits	38	31	7	69	50	19
Commissions	61	28	33	89	38	51
Loan processing expense	14	10	4	24	13	11
Other noninterest expense	56	26	30	82	38	44
Total noninterest expense	169	95	74	264	139	125
Income before indirect overhead allocations and income taxes	199	57	142	256	90	166
Indirect overhead allocation	(15)	(12)	(3)	(27)	(20)	(7)
Provision for income taxes	39	9	30	48	15	33
Net income	$145	$36	$109	$181	$55	$126

Key Metrics
Mortgage rate lock commitments (fallout-adjusted) (1)(2)	$13,800	$11,200	$2,600	$25,000	$14,900	$10,100
Average number of FTE employees	1,599	1,513	86	1,570	1,323	247
(1)Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.
(2)Rounded to nearest hundred million.

Comparison to Prior Quarter

        The Mortgage Originations segment reported net income of $145 million for the three months ended June 30, 2020 as compared to $36 million for the three months ended March 31, 2020. The increase was driven by the following:

•Net interest income increased $14 million primarily due to $397 million higher average LHFS balances resulting from increased mortgage production and a 139 basis point higher net spread.
•Net return (loss) on mortgage servicing rights decreased $14 million, to an $8 million net loss for the second quarter of 2020, compared to a $6 million net gain for the first quarter 2020, primarily driven by higher prepayments and model changes reflecting current economic conditions.
•Net gain on loan sales increased $213 million, to $303 million, as compared to $90 million in the first quarter 2020. Fallout-adjusted locks increased $2.6 billion, or 24 percent, to $13.8 billion, primarily driven by low interest rates that fueled a strong refinance market and the return of the purchase market late in the quarter. The net gain on loan sale margin increased 139 basis points, to 2.19 percent for the second quarter 2020, as compared to 0.80 percent for the first quarter 2020 reflecting our management of volume levels to fit our fulfillment capacity, in addition to a higher mix of retail originations.
•Loan fees and charges, commissions and loan processing expense all increased due to $3.6 billion higher closings in the second quarter of 2020.

•Other noninterest expense increased $30 million primarily driven by higher intersegment expense allocations related to the impact of degradation in the economic forecasts and credit downgrades on the provision for credit losses.

Comparison to Prior Year to Date

        The Mortgage Originations segment reported net income of $181 million for the six months ended June 30, 2020 and $55 million for the six months ended June 30, 2019. The increase was driven by the following:

•Net interest income increased $32 million primarily due to $2.0 billion higher average LHFS balances resulting from increased mortgage production.
•Net return (loss) on mortgage service rights decreased $13 million, to a $2 million net loss for the six months ended June 30, 2020, compared to an $11 million net gain for the same period of 2019, primarily driven by higher prepayments.
•Net gain on loan sales increased $264 million, to $393 million, as compared to $129 million in the first six months of 2019. Fallout adjusted locks increased $10.0 billion, or 67 percent, to $25 billion, primarily driven by low interest rates that fueled a strong refinance market and the return of the purchase market late in the quarter. The net gain on loan sale margin increased 76 basis points to 1.57 percent for the first six months of 2020, as compared to 0.81 percent for the first six months of 2019 reflecting our management of volume level to fit our fulfillment capacity driven by demand due to market conditions, in addition to a higher mix of retail originations.
•Loan fees and charges, loan administration income, commissions and loan processing expense all increased due to $6.6 billion higher closings and the increasing retail mix in the first half of 2020.
•Other noninterest expense increased $44 million primarily driven by higher intersegment expense allocations related to the impact of degradation in the economic forecasts and credit downgrades on the provision for credit losses.

Mortgage Servicing

        The Mortgage Servicing segment services loans when we hold the MSR asset, and subservices mortgage loans for others through a scalable servicing platform on a fee for service basis. We may also collect ancillary fees and earn income through the use of noninterest bearing escrows. The loans we service generate custodial deposits which provide a stable funding source which supports interest-earning asset generation in the Community Banking and Mortgage Originations segments. Revenue for serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the delinquency status of the underlying loans. The Mortgage Servicing segment also services residential mortgages for our LHFI portfolio in the Community Banking segment and our own MSR portfolio in the Mortgage Originations segment for which it earns intersegment revenue on a fee per loan basis.

	Three Months Ended,			Six Months Ended,
Mortgage Servicing	June 30, 2020	March 31, 2020	Change	June 30, 2020	June 30, 2019	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$4	$4	$—	$8	$6	$2
Net interest income after provision for credit losses	4	4	—	8	6	2
Loan fees and charges	19	9	10	28	14	14
Loan administration income	36	36	—	72	59	13
Total noninterest income	55	45	10	100	73	27
Compensation and benefits	11	10	1	21	12	9
Loan processing expense	9	7	2	16	20	(4)
Other noninterest expense	17	19	(2)	36	29	7
Total noninterest expense	37	36	1	73	61	12
Income before indirect overhead allocations and income taxes	22	13	9	35	18	17
Indirect overhead allocation	(6)	(5)	(1)	(11)	(9)	(2)
Provision for income taxes	3	2	1	5	2	3
Net income	$13	$6	$7	$19	$7	$12

Key Metrics
Average number of residential loans serviced (1)	1,062,000	1,087,000	(25,000)	1,066,000	917,000	149,000
Average number of FTE employees	520	478	42	507	297	210
(1)Rounded to nearest thousand.

        The following table presents loans serviced and the number of accounts associated with those loans:

	June 30, 2020		March 31, 2020		December 31, 2019		September 31, 2019		June 30, 2019
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$174,384	854,216	$193,037	916,989	$194,638	918,662	$171,145	826,472	$170,139	816,743
Serviced for others	29,979	123,256	23,439	102,338	24,003	105,469	25,039	106,992	25,774	106,334
Serviced for own loan portfolio (3)	9,211	64,142	8,539	63,085	9,536	66,526	8,058	60,088	7,264	59,873
Total loans serviced	$213,574	1,041,614	$225,015	1,082,412	$228,177	1,090,657	$204,242	993,552	$203,177	982,950
(1)UPB, net of write downs, does not include premiums or discounts.
(2)Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs. Includes repossessed assets.
(3)Includes LHFI (residential first mortgage, home equity and other consumer), LHFS (residential first mortgage), loans with government guarantees (residential first mortgage), and repossessed assets.

Comparison to Prior Quarter

The Mortgage Servicing segment reported net income of $13 million for the three months ended June 30, 2020, compared to net income of $6 million for the three months ended March 31, 2020. A majority of the $7 million increase in net income was a result of the increase in loans entering forbearance stemming from the CARES Act and COVID-19 driving an increase in forbearance fee revenue from subservice clients, which only occurs when a loan initially enters forbearance, within loan fees and charges.

Comparison to Prior Year to Date

The Mortgage Servicing segment reported net income of $19 million for the six months ended June 30, 2020, compared to net income of $7 million for the six months ended June 30, 2019. The $12 million increase in net income was driven by $2 million higher net interest income from an increase in average custodial balances due to higher average loan count and refinance activity. The higher loan count also drove an increase in servicing and subservicing fees and higher ancillary income, resulting in a $27 million increase in noninterest income. Compensation and benefits expense increased $9 million due to bringing default servicing in-house. Loan processing and other noninterest expense increased due to the increase in loan volume, partially offset by the reduction in loan processing costs due to the corresponding benefit of brining default servicing in-house. Other noninterest expense increased $7 million driven by an increase in loans services and other fees.

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

	Three Months Ended,			Six Months Ended,
Other	June 30, 2020	March 31, 2020	Change	June 30, 2020	June 30, 2019	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$(25)	$(2)	$(23)	$(27)	$1	$(28)
Provision for credit losses	107	9	98	116	—	116
Net interest income after provision for credit losses	(132)	(11)	(121)	(143)	1	(144)
Loan administration income (expense)	(6)	(16)	10	(22)	(30)	8
Other noninterest income	8	6	2	14	49	(35)
Total noninterest income	2	(10)	12	(8)	19	(27)
Compensation and benefits	43	34	9	77	65	12
Loan processing expense	1	1	—	2	1	1
Other noninterest expense	(103)	(5)	(98)	(107)	2	(109)
Total noninterest expense	(59)	30	(89)	(28)	68	(96)
Income before indirect overhead allocations and income taxes	(71)	(51)	(20)	(123)	(48)	(75)
Indirect overhead allocation	32	26	6	58	49	9
Provision for income taxes	(7)	(7)	—	(14)	(3)	(11)
Net income (loss)	$(32)	$(18)	$(14)	$(51)	$4	$(55)

Key Metrics
Average number of FTE employees	1,142	1,149	(7)	1,143	1,150	(7)

Comparison to Prior Quarter

        The Other segment reported a net loss of $32 million, for the three months ended June 30, 2020, compared to a net loss of $18 million for the three months ended March 31, 2020. The $14 million higher loss was primarily driven by a decrease in net interest income as a result of the Bank’s overall asset sensitive position and the lower average rates throughout the second quarter. The provision for credit losses increased $98 million primarily as a result of the changes in the forecasts of economic conditions and credit downgrades. The $98 million is then directly allocated to the other applicable segments through other noninterest expense. The majority of all other activity within the Other segment largely offsets and is allocated back to the operating segments, recorded as contra other noninterest expense.

Comparison to Prior Year to Date

        The Other segment reported a net loss of $51 million, for the six months ended June 30, 2020, compared to net income of $4 million for the six months ended June 30, 2019. The $55 million decrease was primarily due to a $28 million decrease in net interest income as a result of the Bank’s overall asset sensitive position and the lower average rates during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The six months ended June 30, 2019 also includes a $25 million benefit from the DOJ Liability fair value adjustment. The provision for credit losses increased $116 million primarily as a result of the changes in the forecasts of economic conditions and credit downgrades. The $116 million is then directly allocated to the other applicable segments through other noninterest expense. The majority of all other activity within the Other segment largely offsets and is allocated back to the operating segments, recorded as contra other noninterest expense.

Risk Management

        Certain risks are inherent in our business and include, but are not limited to, operational, strategic, credit, regulatory compliance, legal, reputational, liquidity, market and cybersecurity. We continuously invest in our risk management activities which are focused on ensuring we properly identify, measure and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. We hold capital to protect us from unexpected loss arising from these risks.

        A comprehensive discussion of risks affecting us can be found in the Risk Factors section included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Some of the more significant processes used to manage and control credit, market, liquidity and operational risks are described in the following paragraphs.

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

        We maintain credit limits in compliance with regulatory requirements. Under HOLA, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 and Tier 2 capital plus any portion of the allowance for credit losses not included in the Tier 2 capital. This limit was $333 million as of June 30, 2020. We maintain a more conservative maximum internal Bank credit limit than required by HOLA of $100 million to any one borrower/obligor relationship, with the exception of warehouse borrower/obligor relationships which have a higher internal Bank limit of $125 million. As of June 30, 2020, the Board approved the extension of short-term “overlines” to certain warehouse borrowers as all advances are fully collateralized by residential mortgage loans and this asset class has had very low levels of historical loss, resulting in a temporary increase of the warehouse borrower limit to $175 million. We have a tracking and reporting process to monitor lending concentration levels, and all credit exposures to a single or related borrower that exceed $50 million must be approved by the Board of Directors.

        Our commercial loan portfolio has been built on our relationship-based lending strategy. We provide financing and banking products to our commercial customers in our core banking footprint and will follow those established customer relationships to meet their financing needs in areas outside of our footprint. We have also formed relationship lending on a national scale through our home builder finance and warehouse lending businesses. At June 30, 2020, we had $10.2 billion in our commercial loan portfolio with our warehouse lending and home builder finance businesses accounting for 61 percent of the total. Of the remaining commercial loans in our portfolio, the majority of CRE and C&I loans were with customers who have established relationships within our core banking footprint.

        Credit risk within the commercial loan portfolio is managed using concentration limits based on line of business, industry, geography and product type. This is managed through the use of strict underwriting guidelines detailed in credit policies, ongoing loan level reviews, monitoring of the concentration limits and continuous portfolio risk management reporting. The commercial credit policy outlines the risks and underwriting requirements and provides a framework for all credit and lending activities. Our commercial loan credit policies consider maturity and amortization terms, maximum LTVs, minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pro-forma analysis requirements and thresholds for product specific advance rates.

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

        Our commercial loan portfolio includes leveraged lending. The Bank defines a transaction as leveraged when two or more of the following conditions exist: 1) proceeds from the loan are used for buyouts, acquisitions, recapitalization or capital distributions, 2) the borrower's total funded debt to EBITDA ratio is greater than four or Senior Funded Debt to EBITDA ratio is greater than three, 3) borrower with a high debt to net worth ratio within its industry or sector as defined by internal limits, and 4) debt leverage significantly exceeds industry norms or historical levels for leverage as defined by internal limits. Leveraged lending transactions typically result in leverage ratios that are significantly above industry norms or historical levels. Our leveraged lending portfolio and other loan portfolios with above-average default probabilities tend to behave similarly during a downturn in the general economy or a downturn within a specific sector. Consequently, we take steps to avoid undue concentrations by setting limits consistent with our appetite for risk and our financial capacity. In addition, there are specific underwriting conditions set for our leveraged loan portfolio and there is additional emphasis on certain items beyond the standard underwriting process including synergies, collateral shortfall and projections.

        Our commercial loan portfolio also includes loans that are part of the SNC Program. A SNC is defined as any loan or loan commitment of at least $100 million that is shared by three or more supervised institutions. On an annual basis, a joint regulatory task force performs a risk assessment of all SNCs. When completed, these risk ratings are shared and our risk rating must be no better than the risk rating listed in the SNC assessment. Exposure and credit quality for SNCs are carefully monitored and reported internally.

        For our commercial real estate portfolio, including owner and nonowner-occupied properties and home builder finance lending, we obtain independent appraisals as part of our underwriting and monitoring process. These appraisals are reviewed by an internal appraisal group that is independent from our sales and credit teams.

        The home builder finance group is a national relationship-based lending platform that focuses on markets with strong housing fundamentals and higher population growth potential. The team primarily originates construction and development loans. We generally lend in metropolitan areas or counties where verifiable market statistics and data are readily available to support underwriting and ongoing monitoring. We also evaluate the jurisdictions and laws, demographic trends (age, population and income), housing characteristics and economic indicators (unemployment, economic growth, household income trends) for the geographies where our borrowers primarily operate. We engage independent licensed professionals to supply market studies and feasibility reports, environmental assessments and project site inspections to complement the procedures we perform internally. Further, we perform ongoing monitoring of the projects including periodic inspections of collateral and annual portfolio and individual credit reviews.

        The consumer loan portfolio has been built on strong underwriting criteria and within concentration limits intended to diversify our risk profile. We have built our consumer loan portfolio by adding high quality first mortgage loans to our balance sheet making up 59 percent of our total consumer loan portfolio at June 30, 2020.

Loans held-for-investment

        The following table summarizes amortized cost of our loans held-for-investment by category:

	June 30, 2020	% of Total	December 31, 2019	% of Total	Change
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,716	18.3%	$3,154	26.0%	$(438)
Home equity (1)	978	6.6%	1,024	8.4%	(46)
Other	898	6.1%	729	6.0%	169
Total consumer loans	4,592	31.0%	4,907	40.5%	(315)
Commercial loans				—%
Commercial real estate	3,016	20.4%	2,828	23.3%	188
Commercial and industrial	1,968	13.3%	1,634	13.5%	334
Warehouse lending	5,232	35.3%	2,760	22.8%	2,472
Total commercial loans	10,216	69.0%	7,222	59.5%	2,994
Total loans held-for-investment	$14,808	100.0%	$12,129	100.0%	$2,679
(1)Includes second mortgages, HELOCs and HELOANs.

        Prior to COVID-19 we had continued to strengthen our Community Banking segment by growing LHFI. Our commercial loan portfolio grew $3.0 billion, or 41 percent, from December 31, 2019 to June 30, 2020, led by growth in our warehouse lending portfolio due to increased refinance activity in the mortgage industry. Our consumer loan portfolio decreased $315 million, or 6 percent, from December 31, 2019 to June 30, 2020. A $169 million increase in other consumer loans was more than offset by a $438 million decrease in residential first mortgage loans due to higher refinance activity and lower originations in the HFI portfolio. Since COVID-19 began, we are focusing on our lower-risk, higher return warehouse lending portfolio while shifting to a credit management focus, rather than growth, on our remaining commercial portfolio due to economic conditions. At the present time, new relationships require approval of our CEO, Chief Credit Officer and Chief Lending Officer.

        Residential first mortgage loans. We originate or purchase various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies and that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. As of June 30, 2020, loans in this portfolio had an average current FICO score of 743 and an average LTV of 67 percent.

        The following table presents amortized cost of our total residential first mortgage LHFI by major category:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Estimated LTVs (1)
Less than 80% and current FICO scores (2):
Equal to or greater than 660	$1,493	$2,263
Less than 660	49	93
80% and greater and current FICO scores (2):
Equal to or greater than 660	1,040	687
Less than 660	134	111
Total	$2,716	$3,154
Geographic region
California	$998	$1,205
Michigan	427	442
Texas	185	205
Washington	169	181
Florida	147	214
Colorado	77	68
Illinois	75	95
Arizona	67	79
New York	61	84
New Jersey	41	49
Other	469	532
Total	$2,716	$3,154
(1)LTVs reflect loan balance at the date reported, as a percentage of property values as appraised at loan origination.
(2)FICO scores are updated at least on a quarterly basis or more frequently, if available.

        The following table presents amortized cost of our total residential first mortgage LHFI as of June 30, 2020, by year of origination:

	2020	2019	2018	2017	2016 and Prior	Total
	(Dollars in millions)
Residential first mortgage loans	$167	$754	$360	$437	$998	$2,716
Percent of total	6.1%	27.8%	13.3%	16.1%	36.7%	100.0%

        Home equity. Our home equity portfolio includes HELOANs, second mortgage loans, and HELOCs. These loans require full documentation and are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs and HELOCs is capped at 43 percent and 45 percent, respectively. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 660 for primary residences and 680 for second homes. Second mortgage loans and HELOANs are fixed rate loans and are available with terms up to 20 years. HELOC loans are variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. At June 30, 2020, HELOCs and HELOANs in a first lien position totaled $195 million. As of June 30, 2020, loans in this portfolio had an average current FICO score of 746 and an average CLTV of 78 percent.

        Other consumer loans. Our other consumer loan portfolio consists of secured and unsecured loans originated through our indirect lending business, third party originations and our Community Banking segment.

The following table presents amortized cost of our other consumer loan portfolio by purchase type:

	June 30, 2020		December 31, 2019
	Balance	% of Portfolio	Balance	% of Portfolio
	(Dollars in millions)
Indirect lending	$647	72%	$577	79%
Point of Sale	181	20%	63	9%
Other	70	8%	89	12%
Total other consumer loans	$898	100%	$729	100%

        At June 30, 2020, other consumer loans increased to $898 million compared to $729 million at December 31, 2019. The increase is primarily due to growth in our high quality, dealer relationship based, non-auto indirect lending business of which 67 percent is secured by boats and 33 percent secured by recreational vehicles. As of June 30, 2020, loans in our indirect portfolio had an average current FICO score of 745. Point of sale loans include loans originated in conjunction with third-party financial technology companies.

        Commercial real estate loans. The commercial real estate portfolio contains loans collateralized by diversified property types which are primarily income producing in the normal course of business. The majority of our retail exposure is to neighborhood centers and single tenant locations, which include pharmacies and hardware stores. Generally, the maximum LTV is 80 percent, or 90 percent for owner-occupied real estate, and the minimum debt service coverage is 1.20. At June 30, 2020, our average LTV and average debt service coverage for our CRE portfolio was 52 percent and 2.39 times, respectively. Our CRE loans primarily earn interest at a variable rate.

        We have established a national home builder finance program and at June 30, 2020, our commercial portfolio contained $2.0 billion in commitments with $957 million in outstanding loans. These loans are collateralized and included in our CRE portfolio while the remaining loans are unsecured and included in our C&I portfolio.

        As of June 30, 2020, our CRE portfolio included $215 million of SNCs and one leveraged lending loan of $4 million. The SNC portfolio had seventeen borrowers with an average UPB of $13 million and an average commitment of $20 million. There were no nonperforming SNC or leveraged loans as of June 30, 2020, and no SNC or leveraged loans outstanding were rated as special mention or substandard.

        The following table presents amortized cost of our total CRE LHFI by collateral location and collateral type:

	MI	TX	CA	CO	FL	Other	Total	% by collateral type
	(Dollars in millions)
June 30, 2020
Home builder	$27	$205	$137	$166	$115	$202	$852	28.2%
Owner occupied	333	4	28	—	10	53	428	14.2%
Multi family	185	68	28	8	10	133	432	14.3%
Retail (1)	163	—	20	4	—	116	303	10.0%
Office	178	19	—	—	2	60	259	8.6%
Hotel	125	—	25	—	—	82	232	7.7%
Senior living facility	70	26	—	—	3	57	156	5.2%
Industrial	51	7	21	—	4	18	101	3.3%
Parking garage/lot	26	9	1	—	1	34	71	2.4%
Land-residential (2)	3	—	7	—	18	6	34	1.1%
Non-profit	1	—	2	—	3	3	9	0.2%
Single family residence	1	—	—	—	—	2	3	0.1%
All other (3)	13	48	19	2	5	49	136	4.6%
Total	$1,176	$386	$288	$180	$171	$815	$3,016	100.0%
Percent by state	39.0%	12.8%	9.5%	6.0%	5.7%	27.0%	100.0%
(1)Includes multipurpose retail space, neighborhood centers, shopping centers and single-use retail space.
(2)Includes home builder loans secured by land. Land residential includes development and unimproved vacant land.
(3)All other primarily includes: mini-storage facilities, data centers, movie theaters, etc.

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

        As of June 30, 2020, our C&I portfolio included $730 million of SNCs. We are the lead bank on 21 percent of the SNCs. The services sector and the financial and insurance sector comprised the majority of the portfolio's NBV with 30 and 37 percent of the balance, respectively. The SNC portfolio had fifty borrowers with an average UPB of $15 million and an average commitment of $25 million. There were no nonperforming loans or loans rated as special mention as of June 30, 2020, and loans totaling $21 million of NBV were rated as substandard.

        As of June 30, 2020, our C&I portfolio included $397 million of leveraged lending, of which $252 million were SNCs. The manufacturing sector comprised 51 percent of the leveraged lending portfolio, and the financial and insurance sector comprised 21 percent. There were no nonperforming loans as of June 30, 2020, and loans totaling $27 million and $15 million were rated as special mention and substandard, respectively. Included in Financial & Insurance within our C&I portfolio, are $105 million in loans outstanding to 3 borrowers that are collateralized by MSR assets. Our amounts outstanding to those borrowers range from $29 million to $46 million and the ratio of the loan outstanding to the fair market value of the collateral ranges from 41 percent to 54 percent.

        The following table presents amortized cost of our total C&I LHFI by borrower's geographic location and industry type as defined by North American Industry Classification System (NAICS):

	MI	CA	OH	IN	WI	TX	NY	NJ	SC	CT	Other	Total	% by industry
	(Dollars in millions)
June 30, 2020
Financial & Insurance	$93	$51	$38	$19	$62	$5	$21	$20	$15	$64	$93	$481	24.4%
Services	99	31	18	—	—	42	2	41	8	—	92	333	16.9%
Manufacturing	159	14	—	8	—	—	28	6	1	—	73	289	14.7%
Home Builder Finance	—	69	—	—	—	—	—	12	—	—	34	115	5.8%
Rental & Leasing	86	—	7	—	—	—	15	—	—	10	16	134	6.8%
Distribution	78	—	—	—	—	—	1	18	2	—	15	114	5.8%
Healthcare	2	8	—	—	—	—	—	15	—	—	14	39	2.0%
Government & Education	29	—	—	—	—	13	—	6	20	—	—	68	3.5%
Servicing Advances	—	—	—	—	—	—	—	—	—	—	15	15	0.8%
Commodities	3	—	—	—	—	—	—	—	1	—	3	7	0.4%
Paycheck Protection Program (1)	218	73	11	17	3	3	14	3	—	—	31	373	19.0%
Total	$767	$246	$74	$44	$65	$63	$81	$121	$47	$74	$386	$1,968	100.0%
Percent by state	39.0%	12.5%	3.8%	2.2%	3.3%	3.2%	4.1%	6.1%	2.4%	3.8%	19.6%	100.0%
(1)Portfolio sold subsequent to quarter-end. See Note 19 - Subsequent Events for further information.

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

        Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at June 30, 2020 was $8.1 billion, of which $5.2 billion was outstanding, compared to $4.2 billion at June 30, 2019, of which $2.6 billion was outstanding.

Credit Quality

        Our focus on effectively managing credit risk through our careful underwriting standards and processes has resulted in strong trends in certain credit quality characteristics in our loan portfolios. The credit quality of our loan portfolios is demonstrated by low delinquency levels, minimal charge-offs and low levels of nonperforming loans.

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
Nonperforming assets

        The following table sets forth our nonperforming assets:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
LHFI
Consumer loans
Residential first mortgage	$19	$13
Home equity	3	2
Other Consumer	1	1
Total nonperforming LHFI	23	16
TDRs
Residential first mortgage	8	8
Home equity	2	2
Total nonperforming TDRs	10	10
Total nonperforming LHFI and TDRs (1)	33	26
Real estate and other nonperforming assets, net	7	10
LHFS	7	5
Total nonperforming assets	$47	$41
Nonperforming assets to total assets (2)	0.14%	0.15%
Nonperforming LHFI and TDRs to LHFI	0.22%	0.21%
Nonperforming assets to LHFI and repossessed assets (2)	0.27%	0.30%
(1)Includes less than 90 day past due performing loans placed on nonaccrual. Interest is not being accrued on these loans.
(2)Ratio excludes LHFS, which are recorded at fair value.

        The following table sets forth activity related to our total nonperforming LHFI and TDRs:

	Three Months Ended,		Six Months Ended,
	June 30, 2020	March 31, 2020	June 30, 2020	June 30, 2019
	(Dollars in millions)
Beginning balance	$29	$26	$26	$22
Additions	12	10	22	78
Reductions
Principal payments	(1)	(6)	(7)	(2)
Charge-offs	(1)	(1)	(2)	(33)
Return to Performing Status	(6)	—	(6)	—
Transfers to REO	—	—	—	(2)
Total nonperforming LHFI and TDRs (1)	$33	$29	$33	$63
(1)Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

Delinquencies

        The following table sets forth loans 30-89 days past due in our LHFI portfolio:

	June 30, 2020		December 31, 2019
	Amount	% of LHFI	Amount	% of LHFI
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$11	0.41%	$9	0.29%
Home equity	1	0.10%	1	0.10%
Other	3	0.33%	4	0.55%
Total consumer loans	15	0.33%	14	0.29%
Commercial Real Estate	—	—%	—	—%
Commercial and Industrial	—	—%	—	—%
Total commercial loans	—	—%	—	—%
Total performing loans past due 30-89 days	$15	0.10%	$14	0.12%

        For further information, see Note 4 - Loans Held-for-Investment.

Payment Deferrals

Beginning in March 2020, as a response to COVID-19, we offered our consumer customers principal and interest payment deferrals and extensions. Consumer customers were not required to provide proof of hardship to be granted a payment deferral. Typically payment history is the primary tool used to identify consumer borrowers who are experiencing financial difficulty. Forbearance makes this determination more challenging. In addition, consumer customers who have requested payment deferrals are not being aged and remain in the aging category they were in prior to payment deferral.

        The table below summarizes borrowers in our consumer loan portfolios that are in forbearance:

	As of June 30, 2020
	Number of Borrowers	UPB	Percent of Portfolio
	(Dollars in millions)
Loans Held-For-Investment
Consumer loans
Residential first mortgage	885	$292	10.8%
Home equity	1,015	87	9.0%
Other consumer	1,408	50	5.8%
Total consumer loan deferrals	3,308	$429	9.5%

Loans Held-For-Sale
Residential first mortgage	302	$126	4.0%

As of June 30, 2020, commercial customers requested and were granted $549 million of payment deferrals, and, of that amount, $333 million are deferrals of both principal and interest payments, $110 million are deferrals of principal only, and $106 million are deferrals of interest only. Commercial customers who have requested payment deferrals are not being aged and remain in the aging category they were in prior to payment deferral. The table below summarizes borrowers in our commercial loan portfolios that have requested and received payment deferral:

	As of June 30, 2020
	Number of Borrowers	UPB	Percent of Portfolio
	(Dollars in millions)
Loans Held-For-Investment
Automotive	8	$44	28.4%
Leisure & entertainment	13	15	12.1%
Healthcare	14	4	9.0%
Other	70	108	6.6%
Total C&I deferrals	105	171	13.3%
Hotel	12	132	56.3%
Retail	24	91	29.1%
Senior housing	1	7	5.0%
Other	98	148	6.4%
Total CRE deferrals	135	378	12.5%
Warehouse deferrals	—	—	—%
Total commercial loan deferrals (1)	240	$549	11.0%
(1)Percent shown excludes warehouse loans.

The table below summarizes the percent of our residential loan servicing portfolio in forbearance as of June 30, 2020:

			Loans in Forbearance
			Borrowers making April, May and June Payments		Remaining Borrowers		Total Loans in Forbearance
	Total Population
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Percent of UPB	Percent of Accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$174,384	854,216	$7,145	32,403	$13,808	59,692	12.0%	10.8%
Serviced for others (4)	29,979	123,256	1,261	5,058	3,018	11,661	14.3%	13.6%
Serviced for own loan portfolio (3)	9,211	64,142	237	1,895	473	1,850	7.7%	5.8%
Total loans serviced	$213,574	1,041,614	$8,643	39,356	$17,299	73,203	12.1%	10.8%
(1)UPB, net of write downs, does not include premiums or discounts.
(2)Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs. Includes repossessed assets.
(3)Includes LHFI (residential first mortgage, home equity and other consumer), LHFS (residential first mortgage), loans with government guarantees (residential first mortgage), and repossessed assets.
(4)Remaining borrowers includes $1.1 million of GNMA repurchase obligations

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

Troubled debt restructurings (held-for-investment)

        TDRs are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted as a result. Nonperforming TDRs are included in nonaccrual loans. TDRs remain in nonperforming status until a borrower has made payments and is current for at least six consecutive months. Performing TDRs are not considered to be nonaccrual so long as we believe that all contractual principal and interest due under the restructured terms will be collected.

        Beginning in March 2020, as a response to COVID-19, we offered our consumer and commercial customers principal and interest payment deferrals and extensions. We considered these programs in the context of whether or not the short-term modifications of these loans would constitute a TDR. We considered the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), interagency guidance and related guidance from the FASB, which provided that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not required to be accounted for as TDRs. As a result, we have determined that these loans are not TDRs. We believe our application of the referenced guidance and accounting for these programs is appropriate.

        The following table sets forth a summary of TDRs by performing status:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Performing TDRs
Consumer Loans
Residential first mortgage	$20	$20
Home equity	15	18
Commercial Real Estate	5	—
Total performing TDRs	40	38
Nonperforming TDRs
Nonperforming TDRs	4	3
Nonperforming TDRs, performing for less than six months	6	7
Total nonperforming TDRs	10	10
Total TDRs	$50	$48

At June 30, 2020 our total TDR loans increased $2 million compared to December 31, 2019, primarily due to an addition of a commercial real estate loan offset by principal payments and payoffs. Of our total TDR loans, 80 percent and 79 percent were in performing status at June 30, 2020 and December 31, 2019. For further information, see Note 4 - Loans Held-for-Investment.

Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses balance for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020
	Residential First Mortgage	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio (1)	Unfunded Commitments	Total ACL
	(Dollars in millions)
Beginning allowance balance	$46	$23	$16	$28	$18	$1	$132	$20	$152
Provision (benefit) for credit losses:
Loan volume	(2)	(1)	4	—	1	—	2	—	2
Economic forecast	9	3	6	14	(2)	—	30	1	31
Credit (2)	5	2	7	10	—	—	24	—	24
Qualitative factor adjustments	2	—	—	31	6	—	39	—	39
Charge-offs	(2)	(1)	(2)	—	—	—	(5)	—	(5)
Provision for charge-offs	2	1	2	—	—	—	5	—	5
Recoveries	—	1	1	—	—	—	2	—	2
Ending allowance balance	$60	$28	$34	$83	$23	$1	$229	$21	$250
(1) Excludes loans carried under the fair value option (2) Includes changes in the individual evaluated reserve
	Six Months Ended June 30, 2020
	Residential First Mortgage	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio (1)	Unfunded Commitments	Total ACL
	(Dollars in millions)
Beginning Balance ALLL	$22	$14	$6	$38	$22	$5	$107	$3	$110
Impact of adopting ASC 326	25	12	10	(14)	(6)	(4)	23	7	30
Beginning allowance balance	47	26	16	24	16	1	130	10	140
Provision (benefit) for credit losses:
Loan volume	(4)	(1)	5	2	3	—	5	—	5
Economic forecast	14	3	6	15	(3)	—	35	11	46
Credit (2)	3	(2)	6	10	—	—	17	—	17
Qualitative factor adjustments	—	—	—	32	7	—	39	—	39
Charge-offs	(3)	(2)	(3)	—	—	—	(8)	—	(8)
Provision for charge-offs	3	2	3	—	—	—	8	—	8
Recoveries	—	2	1	—	—	—	3	—	3
Ending allowance balance	$60	$28	$34	$83	$23	$1	$229	$21	$250
(1) Excludes loans carried under the fair value option
(2) Includes changes in the individual evaluated reserve

The allowance for credit losses was $250 million at June 30, 2020, compared to $152 million at March 31, 2020, The increase in the allowance is primarily reflective of changes in our economic forecast between March 31, 2020 and June 30, 2020. We utilized the Moody’s June scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. The resulting composite forecast for the second quarter 2020 was worse than the scenario used in the first quarter 2020. Unemployment ends the year at 10 percent and recovers only slightly in 2021. GDP recovers only slightly by the end of the year from current levels and does not return to the pre-COVID level until mid-2022. HPI decreases 2 percent from early 2020 through 2021.

The worsening of our economic forecast increased the ACL by $31 million from March 31, 2020. In addition to this increase, we judgmentally increased the qualitative reserves by $39 million primarily in our CRE and C&I portfolios, guided by the model output from Moody's adverse scenario and our judgment relating to industries and borrowers we believe could be more exposed to the stressful conditions in our forecast. In addition, we reviewed our loans in deferral status and proactively downgraded loans totaling approximately $180 million UPB from "pass" status during the quarter, resulting in an increase of $24 million to the ACL. This resulted in an increase to our reserves of approximately $98 million, which includes an increase in our reserves for unfunded commitments of $1 million.

        The allowance as a percentage of LHFI was 1.7 percent at June 30, 2020 compared to 0.9 percent at December 31, 2019. The increase in the allowance as a percentage of LHFI is reflective of the additional increases to the allowance to reflect the change in economic forecast used between December 31, 2019 and June 30, 2020. At June 30, 2020, we had a 2.7 percent and 1.2 percent allowance coverage on our consumer loan portfolio and our commercial loan portfolio, respectively.

The following tables set forth certain information regarding the allocation of our allowance to each loan category, including the allowance amount as a percentage of amortized cost:

	June 30, 2020
	LHFI Portfolio (2)	Percent of Portfolio	Allowance Amount (1)	Allowance as a Percent of Loan Portfolio
Consumer loans
Residential first mortgage	$2,702	18.3%	$60	2.2%
Home equity	976	6.6%	28	2.9%
Other consumer	898	6.1%	36	4.0%
Total consumer loans	4,576	30.9%	124	2.7%
Commercial loans
Commercial real estate	$3,016	20.4%	$99	3.3%
Commercial and industrial	1,968	13.3%	26	1.3%
Warehouse lending	5,232	35.4%	1	—%
Total commercial loans	10,216	69.1%	126	1.2%
Total consumer and commercial loans	$14,792	100.0%	$250	1.7%
(1) Includes allowance for loan losses and reserve for unfunded commitments
(2) Excludes loans carried under the fair value option

	December 31, 2019
	LHFI Portfolio (2)	Percent of Portfolio	Allowance Amount (1)	Allowance as a Percent of Loan Portfolio
Consumer loans
Residential first mortgage	$3,145	26.0%	$22	0.7%
Home equity	1,021	8.4%	14	1.4%
Other consumer	729	6.0%	6	0.8%
Total consumer loans	4,895	40.4%	42	0.9%
Commercial loans
Commercial real estate	$2,828	23.3%	$40	1.4%
Commercial and industrial	1,634	13.5%	23	1.4%
Warehouse lending	2,760	22.8%	5	0.2%
Total commercial loans	7,222	59.6%	68	0.9%
Total consumer and commercial loans	$12,117	100.0%	$110	0.9%
(1) Includes allowance for loan losses and reserve for unfunded commitments
(2) Excludes loans carried under the fair value option

        The following table presents additional information on each class of loans in our LHFI portfolio, including amortized cost and average loan life:

	June 30, 2020		December 31, 2019
	LHFI Portfolio	Weighted Average Loan Life	LHFI Portfolio	Weighted Average Loan Life
Consumer loans
Residential first mortgage	$2,702	5	$3,145	5
Home equity	976	3	1,021	3
Other consumer	898	3	729	2
Total consumer loans	4,576		4,895
Commercial loans
Commercial real estate	3,016	2	2,828	2
Commercial and industrial	1,968	2	1,634	1
Warehouse lending	5,232	—	2,760	—
Total commercial loans	10,216		7,222
Total consumer and commercial loans (1)	$14,792		$12,117
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

We are subject to interest rate risk due to:

•The maturity or repricing of assets and liabilities at different times or for different amounts
•Differences in short-term and long-term market interest rate changes
•The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change

        Our ALCO, which is composed of our executive officers and certain members of other management, monitors interest rate risk on an ongoing basis in accordance with policies approved by our board of directors. The ALCO reviews interest rate positions and considers the impact projected interest rate scenarios have on earnings, capital, liquidity, business strategies, and other factors. However, management has the latitude to change interest rate positions within certain limits if, in management's judgment, the change will enhance profitability or minimize risk.

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

June 30, 2020
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$640	$62	10.6%
Constant	$578	$—	—%
(100)	N/M	N/M	N/M
December 31, 2019
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$592	$34	6.0%
Constant	$559	$—	—%
(100)	$520	$(39)	(6.9)%

        In the net interest income simulations, our balance sheet exhibits asset sensitivity. When interest rates rise our net interest income increases. Conversely, when interest rates fall our net interest income decreases. At June 30, 2020, the $19 million increase in net interest income in the constant scenario as compared to that at December 31, 2019 was primarily driven by the growth in our interest earning assets partially offset by lower short term market rates.

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

Economic value of equity

        Management also utilizes EVE, a point in time analysis of the economic value of our current balance sheet position, which measures interest rate risk over a longer term. The EVE calculation represents a hypothetical valuation of equity, and is defined as the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The assessment of both the short-term earnings (Net Interest Income Sensitivity) and long-term valuation (EVE) approaches, rather than Net Interest Income Sensitivity alone provides a more comprehensive analysis of interest rate risk exposure.
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

June 30, 2020					December 31, 2019
Scenario	EVE	EVE%	$ Change	% Change	Scenario	EVE	EVE%	$ Change	% Change	Policy Limits
(Dollars in millions)
300	$3,991	14.6%	$602	17.7%	300	$3,147	13.6%	$150	5.0%	22.5%
200	$3,851	14.1%	$461	13.6%	200	$3,152	13.7%	$155	5.2%	15.0%
100	$3,672	13.5%	$282	8.3%	100	$3,103	13.5%	$106	3.5%	7.5%
Current	$3,390	12.4%	$—	—%	Current	$2,997	13.0%	$—	—%	—%
(100)	N/M	N/M	N/M	N/M	(100)	$2,832	12.3%	$(165)	(5.5)%	7.5%

        Our balance sheet exhibits asset sensitivity in various interest rate scenarios. The increase in EVE as rates raise is the result of the amount of assets that would be expected to reprice exceeding the amount of liabilities repriced. This increased as of June 30, 2020 compared to December 31, 2019 due to the long term fixed rate funding actions discussed above. At June 30, 2020 and December 31, 2019, for each scenario shown, the percentage change in our EVE is within our Board policy limits.

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

Parent Company Liquidity

        The Company currently obtains its liquidity primarily from dividends from the Bank. The primary uses of the Company's liquidity are debt service, operating expenses and the payment of cash dividends which were increased to $0.05 per share in the first quarter 2020. The Company holds $246 million of senior notes which are scheduled to mature on July 15, 2021. At June 30, 2020, the Company held $315 million of cash on deposit at the Bank, for future cash outflows for an amount sufficient to service the senior notes, repay the senior notes at maturity, pay dividends and cover the operating expenses of the Company.

        The OCC and the FRB regulate all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. Whether an application or notice is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the dividend. Additional restrictions on dividends apply if the Bank fails the QTL test. As of June 30, 2020, the Bank is in compliance with the QTL test. At June 30, 2020, the Bank is able to pay dividends to the holding company of approximately $217 million without submitting an application to the OCC and remain well capitalized.

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

        Further, other sources of liquidity include our LHFS portfolio and unencumbered investment securities. We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan originations are readily convertible to cash, either by selling them as part of our monthly agency sales, RMBS, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. In addition, we have the ability to sell unencumbered investment securities or use them as collateral. At June 30, 2020, we had $2.7 billion available in unencumbered investment securities.

        Our primary measure of liquidity is a ratio of ready liquidity to volatile funding, the volatile funds coverage ratio (“VFCR”), which was 76.88 percent as of June 30, 2020. The VFCR is a liquidity coverage ratio that is customized to our business and ensures we have adequate coverage to meet our liquidity needs during times of liquidity stress. Volatile funds are the portion of the Bank’s funding identified as being at a higher risk of runoff in times of stress. Ready liquidity consists of cash on reserve at the Federal Reserve and unused borrowing capacity provided by the loan and investments portfolios. The VFCR is calculated, reported, and forecasted daily as part of our liquidity management framework.

        Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our LHFI portfolio is funded with stable core deposits whereas our warehouse loans and LHFS may be funded with FHLB borrowings and custodial deposits. Warehouse loans are typically more liquid than other loan assets, as loans are paid within a short amount of time, when the lender sells the loan to an outside investor or, in some instances, to the Bank. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's HFI loan-to-deposit ratio, was 77 percent as of June 30, 2020. Excluding warehouse loans, which have draws that typically pay off within a few weeks, and custodial deposits, which represent mortgage escrow accounts on deposit with the Bank, the HFI loan-to-deposit ratio was 85 percent as of June 30, 2020.

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

        Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity.

        The following table presents primary sources of funding as of the dates indicated:

	June 30, 2020	December 31, 2019	Change
	(Dollars in millions)
Retail deposits	$9,770	$9,164	$606
Government deposits	1,193	1,213	(20)
Wholesale deposits	867	633	234
Custodial deposits	6,068	4,136	1,932
Total deposits	17,898	15,146	2,752
FHLB advances and other short-term debt	4,554	4,815	(261)
Other long-term debt	493	496	(3)
Total borrowed funds	5,047	5,311	(264)
Total funding	$22,945	$20,457	$2,488

        The following table presents certain liquidity sources and borrowing capacity as of the dates indicated:

	June 30, 2020	December 31, 2019	Change
	(Dollars in millions)
Federal Home Loan Bank advances
Outstanding advances	$3,560	$4,345	$(785)
Line of credit	4	—	4
Total used borrowing capacity	$3,564	$4,345	$(781)
Borrowing capacity:
Collateralized borrowing capacity	$3,244	$2,345	$899
Line of credit	26	30	(4)
Total unused borrowing capacity	$3,270	$2,375	$895

FRB discount window
Collateralized borrowing capacity	$1,623	$758	$865

Paycheck Protection Program liquidity facility
Outstanding advances	$325	$—	$325
Borrowing capacity:
Collateralized borrowing capacity	$55	$—	$55

Unencumbered investment securities
Agency - Commercial (1)	$1,512	$1,257	$255
Agency - Residential (1)	1,068	1,180	(112)
Municipal obligations	26	26	—
Corporate debt obligations	76	77	(1)
Other	1	1	—
Total unencumbered investment securities	$2,683	$2,541	$142
        (1) These are not currently pledged to the FHLB but are eligible to be pledged, at our discretion.

Deposits

        The following table presents the composition of our deposits:

	June 30, 2020		December 31, 2019
	Balance	% of Deposits	Balance	% of Deposits	Change
	(Dollars in millions)
Retail deposits
Branch retail deposits
Savings accounts	$3,166	17.7%	$3,030	20.0%	$136
Certificates of deposit/CDARS (1)	1,826	10.2%	2,353	15.5%	(527)
Demand deposit accounts	1,606	9.0%	1,318	8.7%	288
Money market demand accounts	492	2.7%	495	3.3%	(3)
Total branch retail deposits	7,090	39.6%	7,196	47.5%	(106)
Commercial deposits (2)
Demand deposit accounts	2,013	11.2%	1,438	9.5%	575
Savings accounts	425	2.4%	342	2.3%	83
Money market demand accounts	242	1.4%	188	1.2%	54
Total commercial retail deposits	2,680	15.0%	1,968	13.0%	712
Total retail deposits	9,770	54.6%	$9,164	60.5%	$606
Government deposits
Savings accounts	$528	3.0%	$495	3.3%	$33
Demand deposit accounts	347	1.9%	360	2.4%	(13)
Certificates of deposit/CDARS (1)	318	1.8%	358	2.4%	(40)
Total government deposits	1,193	6.7%	1,213	8.0%	(20)
Custodial deposits (3)	6,068	33.9%	4,136	27.3%	1,932
Wholesale deposits	867	4.8%	633	4.2%	234
Total deposits (4)	$17,898	100.0%	$15,146	100.0%	$2,752
(1)The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.3 billion and $1.7 billion at June 30, 2020 and December 31, 2019, respectively.
(2)Contains deposits from commercial and business banking customers.
(3)Represents investor custodial accounts and escrows controlled by us in connection with loans serviced or subserviced for others that have been placed on deposit with the Bank.
(4)Total exposure related to uninsured deposits over $250,000 was approximately $4.6 billion and $3.6 billion at June 30, 2020 and December 31, 2019, respectively.

        Total deposits increased $2.8 billion, or 18 percent, at June 30, 2020 compared to December 31, 2019, primarily driven by growth in our servicing business which resulted in a $1.9 billion increase in custodial deposits.

        We utilize local governmental agencies and other public units as an additional source for deposit funding. We are not required to hold collateral against our government deposits from Michigan government entities as they are covered by the Michigan Business and Growth Fund. At June 30, 2020, we were required to hold collateral for our government deposits in California that were in excess of $250,000. The total of collateral held for California at June 30, 2020 was $115 million. In Indiana, Wisconsin and Ohio, we may be required to hold collateral against our government deposits based on a variety of factors including, but not limited to, the size of individual deposits and external bank ratings. At June 30, 2020, collateral held on government deposits in these states was $2 million. At June 30, 2020, government deposit accounts included $318 million of certificates of deposit with maturities typically less than one year and $876 million of checking and savings accounts.

        Custodial deposits arise due to our servicing or subservicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. For certain subservice agreements, these deposits require us to credit the MSR owner interest against subservicing income. This cost is a component of net loan administration income.

        We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks and customers may receive FDIC insurance up to $50 million. This program helps the Bank secure larger deposits and attract and retain customers. At June 30, 2020, we had $124 million of total CDs enrolled in the CDARS program, a decrease of $8 million from December 31, 2019.

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

        We are currently authorized through a resolution of our Board of Directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, home equity lines of credit, and commercial real estate loans. As of June 30, 2020, our Board of Directors authorized and approved a line of credit with the FHLB of up to $10 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At June 30, 2020, we had $3.6 billion of advances outstanding and an additional $3.2 billion of collateralized borrowing capacity available at the FHLB.

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

        At June 30, 2020, we pledged collateral, which included commercial loans, municipal bonds, and agency bonds, to the FRB of Chicago amounting to $2.9 billion with a lendable value of $1.6 billion. At December 31, 2019, we pledged collateral to the FRB of Chicago amounting to $788 million with a lendable value of $758 million. We do not typically utilize this available funding source, and at June 30, 2020 and December 31, 2019, we had no borrowings outstanding against this line of credit.

Paycheck Protection Program Liquidity Facility

In conjunction with the Paycheck Protection Program administered by the Small Business Administration, the Federal Reserve has extended credit to eligible financial institutions that originate PPP loans. At June 30, 2020, we had $325 million outstanding under the Paycheck Protection Program Liquidity Facility.
Other Unsecured Borrowings

We have access to overnight federal funds purchased lines with other Federal Reserve member institutions. We utilize this source of funding for short-term liquidity needs, depending on the availability and cost of our other funding sources. At June 30, 2020 we had $655 million of borrowings outstanding under this source of funding. Additional borrowing capacity under this and other sources of funding can vary depending on market conditions.

Debt

        As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock ("trust preferred securities"). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At June 30, 2020, we are current on all interest payments. Additionally, we have $246 million of senior debt outstanding at June 30, 2020 (“Senior Notes”) which matures on July 15, 2021. For further information, see Note 9 - Borrowings.

Operational Risk

        Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events which may include vendor failures, fraudulent activities, disasters, and security risks. We continuously strive to adapt our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operational risk.

We evaluate internal systems, processes and controls to mitigate loss from cyber-attacks and, to date, have not experienced any material losses. The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational and fraud losses, and enhance our overall performance.

Loans with government guarantees

        Substantially all of our loans with government guarantees continue to be insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs ("VA"). In the event of a government guaranteed loan borrower default, the Bank has a unilateral option to repurchase loans sold to GNMA that are 90 days past due and recover losses through a claims process from the insurer. Nonperforming repurchased loans in this portfolio earn interest at a rate based upon the 10-year U.S. Treasury note rate from the time the underlying loan becomes delinquent, which is not paid by the FHA until claimed. Additionally, if the Bank cures the loan, it can be re-sold to GNMA. If not, the Bank can begin the process of collecting the government guarantee by filing a claim in accordance with established guidelines. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk.

        In the six months ended June 30, 2020, we had less than $2 million in net charge-offs related to loans with government guarantees and have reserved for the remaining risks within other assets and as a component of our allowance for loan losses on residential first mortgages. These additional expenses or charges arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss in excess of all, or part of, the guarantee.

        Our loans with government guarantees portfolio totaled $1.8 billion at June 30, 2020, as compared to $0.7 billion at December 31, 2019. GNMA has granted borrowers with an option to seek forbearances on their mortgage repayments. $3.0 billion of GNMA loans are in forbearance as of June 30, 2020. When a GNMA loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) the loan is required to be re-recognized on the balance sheet by the servicer. This resulted in $1.1 billion of repurchase obligations as of June 30, 2020, a $1.0 billion increase from December 31, 2019. These loans are recorded in loans with government guarantees, and the liability to repurchase is recorded in other liabilities on the consolidated statements of financial condition.

        For further information, see Note 5 - Loans with Government Guarantees.

Representation and warranty reserve

        When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac). An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Financial Condition, which was $7 million and $5 million at June 30, 2020 and December 31, 2019, respectively.

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

        The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines reached by Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Tier 1 leverage was 7.76 percent at June 30, 2020 providing a 276 basis point stress buffer above the minimum level needed to be considered “well-capitalized.” Additionally, total risk-based capital to RWA was 11.32 percent at June 30, 2020 providing a 132 basis point buffer above the minimum level needed to be considered "well-capitalized".

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

        For the period presented, the following table sets forth our capital ratios as well as our excess capital over well-capitalized minimums.

Flagstar Bancorp	Actual		Well-Capitalized Under Prompt Corrective Action Provisions		Excess Capital Over Well-Capitalized Minimum (1)
	Amount	Ratio	Amount	Ratio	Capital Simplification
	(Dollars in millions)
June 30, 2020
Tier 1 leverage capital (to adjusted avg. total assets)	2,021	7.76%	1,301	5.0%	$720
Common equity Tier 1 capital (to RWA)	1,781	9.11%	1,272	6.5%	509
Tier 1 capital (to RWA)	2,021	10.33%	1,565	8.0%	456
Total capital (to RWA)	2,214	11.32%	1,956	10.0%	258
(1)Excess capital is the difference between the actual capital ratios under current simplification rules and the well-capitalized minimum ratio, multiplied by the relevant asset base.

        As presented in the table above, our constraining capital ratio is our total capital to risk weighted assets at 11.32 percent. It would take a $258 million after-tax loss, with the balance sheet remaining constant, for our total risk-based capital ratio to fall below the level considered to be "well-capitalized".

  As of June 30, 2020, we had $261 million in MSRs, $98 million in DTAs arising from temporary differences and no material investments in unconsolidated financial institutions or minority interest which drive differences between our current capital ratios. For additional information on our capital requirements, see Note 14 - Regulatory Matters.

Use of Non-GAAP Financial Measures

        In addition to results presented in accordance with GAAP, this report includes the following non-GAAP financial measures: tangible book value per share, tangible common equity to assets ratio, and return on average tangible common equity. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of the Company.

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

        Tangible book value per share, tangible common equity to assets ratio and return on average tangible common equity. The Company believes that tangible book value per share, tangible common equity to assets ratio, and return on average tangible common equity provide a meaningful representation of its operating performance on an ongoing basis. Management uses these measures to assess performance of the Company against its peers and evaluate overall performance. The Company believes these non-GAAP financial measures provide useful information for investors, securities analysts and others because they provide a tool to evaluate the Company’s performance on an ongoing basis and compared to its peers.

        The following table provides a reconciliation of non-GAAP financial measures.

	June 30, 2020	March 31, 2020	December 31, 2019	September 31, 2019	June 30, 2019
	(Dollars in millions)
Total stockholders' equity	$1,971	$1,842	$1,788	$1,734	$1,656
Less: Goodwill and intangible assets	164	167	170	174	178
Tangible book value/Tangible common equity	$1,807	$1,675	$1,618	$1,560	$1,478

Number of common shares outstanding	56,943,979	56,729,789	56,631,236	56,510,341	56,483,937
Tangible book value per share	$31.74	$29.52	$28.57	$27.62	$26.16

Total assets	$27,468	$26,805	$23,266	$22,048	$20,206
Tangible common equity to assets ratio	6.58%	6.25%	6.95%	7.08%	7.31%

	Three Months Ended,		Six Months Ended,
	June 30, 2020	March 31, 2020	June 30, 2020	June 30, 2019
	(Dollars in millions, except share data)
Net income	$116	$46	$161	$97
Plus: Intangible asset amortization, net of tax	3	2	6	6
Tangible net income	$119	$48	$167	$103

Total average equity	$1,977	$1,854	$1,915	$1,626
Less: Average goodwill and intangible assets	165	169	167	184
Total average tangible equity	$1,812	$1,685	$1,748	$1,442

Return on average common equity	23.47%	9.82%	16.86%	11.94%
Return on average tangible common equity	26.16%	11.46%	19.07%	14.33%

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

        For further information on our critical accounting policies, please refer to our Form 10-K for the year ended December 31, 2019 and our Form 10-Q for the quarter ended March 31, 2020, which are available on our website, flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission, at sec.gov.

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

        Generally, forward-looking statements are not based on historical facts but instead represent management’s current beliefs and expectations regarding future events and are subject to significant risks and uncertainties. The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Other than as required under United States securities laws, Flagstar does not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, estimate, may increase, may fluctuate, and similar expressions or future or conditional verbs such as will, should, would, and could. Our actual results and capital and other financial conditions may differ materially from those described in the forward-looking statements depending upon a variety of factors, including without limitation the precautionary statements included within each individual business’ discussion and analysis of our results of operations and the risk factors listed and described in Item 1A to Part I, of our Annual Report on Form 10-K for the year ended December 31, 2019, which are incorporated by reference herein, and Item 1A. to Part II, of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

Other than as required under United States securities laws, we do not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash	$204	$220
Interest-earning deposits	23	206
Total cash and cash equivalents	227	426
Investment securities available-for-sale	2,348	2,116
Investment securities held-to-maturity	496	598
Loans held-for-sale ($5,598 and $5,219 measured at fair value, respectively)	5,615	5,258
Loans held-for-investment ($12 and $12 measured at fair value, respectively)	14,808	12,129
Loans with government guarantees	1,791	736
Less: allowance for loan losses	(229)	(107)
Total loans held-for-investment and loans with government guarantees, net	16,370	12,758
Mortgage servicing rights	261	291
Federal Home Loan Bank stock	377	303
Premises and equipment, net	410	416
Goodwill and intangible assets	164	170
Other assets	1,200	930
Total assets	$27,468	$23,266
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$7,921	$5,467
Interest bearing deposits	9,977	9,679
Total deposits	17,898	15,146
Short-term Federal Home Loan Bank advances and other	3,354	4,165
Long-term Federal Home Loan Bank advances	1,200	650
Other long-term debt	493	496
Other liabilities ($35 and $35 measured at fair value, respectively)	2,552	1,021
Total liabilities	25,497	21,478
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 and 80,000,000 shares authorized; 56,943,979 and 56,631,236 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,488	1,483
Accumulated other comprehensive income	46	1
Retained earnings	436	303
Total stockholders’ equity	1,971	1,788
Total liabilities and stockholders’ equity	$27,468	$23,266

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
Interest Income
Loans	$180	$177	$361	$332
Investment securities	21	20	40	44
Interest-earning deposits and other	—	1	1	2
Total interest income	201	198	402	378
Interest Expense
Deposits	21	35	53	64
Short-term Federal Home Loan Bank advances and other	2	17	14	34
Long-term Federal Home Loan Bank advances	3	1	6	2
Other long-term debt	7	7	13	14
Total interest expense	33	60	86	114
Net interest income	168	138	316	264
Provision for credit losses	102	17	116	17
Net interest income after provision for credit losses	66	121	200	247
Noninterest Income
Net gain on loan sales	303	75	393	124
Loan fees and charges	41	24	67	41
Net return on mortgage servicing rights	(8)	5	(2)	11
Loan administration income	21	6	33	17
Deposit fees and charges	7	10	16	18
Other noninterest income	14	48	28	66
Total noninterest income	378	168	535	277
Noninterest Expense
Compensation and benefits	116	90	218	177
Occupancy and equipment	44	40	85	78
Commissions	61	25	90	38
Loan processing expense	25	21	45	38
Legal and professional expense	5	6	11	12
Federal insurance premiums	7	5	13	9
Intangible asset amortization	4	4	7	8
Other noninterest expense	34	23	63	45
Total noninterest expense	296	214	532	405
Income before income taxes	148	75	203	119
Provision for income taxes	32	14	42	22
Net income	$116	$61	$161	$97
Net income per share
Basic	$2.04	$1.08	$2.85	$1.71
Diluted	$2.03	$1.06	$2.83	$1.69
Weighted average shares outstanding
Basic	56,790,642	56,446,077	56,723,254	56,670,690
Diluted	57,123,706	57,061,822	57,156,815	57,322,513

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
Net income	$116	$61	$161	$97
Other comprehensive income, net of tax
Investment securities	21	23	55	39
Derivatives and hedging activities	(6)	—	(10)	—
Other comprehensive income, net of tax	15	23	45	39
Comprehensive income	$131	$84	$206	$136

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2019	56,631,236	$1	$1,483	$1	$303	$1,788
(Unaudited)
Net income	—	—	—	—	46	46
Total other comprehensive income	—	—	—	30	—	30
Shares issued from Employee Stock Purchase Plan	59,252	—	—	—	—	—
Stock-based compensation	39,081	—	4	—	—	4
Dividends declared and paid	220	—	—	—	(3)	(3)
CECL ASU Adjustment to RE	—	—	—	—	(23)	(23)
Balance at March 31, 2020	56,729,789	1	1,487	31	323	1,842
(Unaudited)
Net income	—	—	—	—	116	116
Total other comprehensive income	—	—	—	15	—	15
Shares issued from Employee Stock Purchase Plan	46,591	—	—	—	—	—
Stock-based compensation	167,410	—	1	—	—	1
Dividends declared and paid	189	—	—	—	(3)	(3)
Repurchase of shares (1)	—	—	—	—	—	—
Balance at June 30, 2020	56,943,979	$1	$1,488	$46	$436	$1,971

Balance at December 31, 2018	57,749,464	$1	$1,522	$(47)	$94	$1,570
(Unaudited)
Net income	—	—	—	—	36	36
Total other comprehensive income	—	—	—	16	—	16
Shares issued from Employee Stock Purchase Plan	32,878	—	—	—	—	—
Stock-based compensation	27,401	—	4	—	—	4
Dividends declared and paid	—	—	—	—	(2)	(2)
Repurchase of shares (1)	(1,329,657)	—	(50)	—	—	(50)
Balance at March 31, 2019	56,480,086	1	1,476	(31)	128	1,574
(Unaudited)
Net income	—	—	—	—	61	61
Total other comprehensive income	—	—	—	23	—	23
Shares issued from Employee Stock Purchase Plan	26,785	—	—	—	—	—
Stock-based compensation	164,926	—	1	—	—	1
Dividends declared and paid	188	—	—	—	(3)	(3)
Repurchase of shares (1)	(188,048)	—	—	—	—	—
Balance at June 30, 2019	56,483,937	$1	$1,477	$(8)	$186	$1,656
(1)Includes dividend reinvestment shares

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
Operating Activities
Net cash used in operating activities	$(4,728)	$(10,040)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	$4,462	$10,778
Collection of principal on investment securities AFS	214	82
Purchase of investment securities AFS and other	(359)	(23)
Collection of principal on investment securities HTM	102	42
Proceeds received from the sale of LHFI	39	140
Net origination, purchase, and principal repayments of LHFI	(2,727)	(2,632)
Acquisition of premises and equipment, net of proceeds	(30)	(33)
Net purchase of FHLB stock	(74)	—
Proceeds from the sale of MSRs	40	42
Other, net	(1)	(7)
Net cash provided by investing activities	$1,666	$8,389
Financing Activities
Net change in deposit accounts	$2,752	$2,036
Net change in short-term FHLB borrowings and other short-term debt	(811)	(692)
Proceeds from increases in FHLB long-term advances and other debt	550	350
Repayment of long-term debt	(3)	—
Net receipt of payments of loans serviced for others	377	(76)
Stock repurchase	—	(50)
Dividends declared and paid	(6)	(5)
Other	12	9
Net cash provided by financing activities	$2,871	$1,572
Net change in cash, cash equivalents and restricted cash (1)	(191)	(79)
Beginning cash, cash equivalents and restricted cash (1)	456	432
Ending cash, cash equivalents and restricted cash (1)	$265	$353
Supplemental disclosure of cash flow information
Non-cash reclassification of LHFI to LHFS	$39	$43
Non-cash reclassification of LHFS to securitized HFS loans	$4,470	$10,346
MSRs resulting from sale or securitization of loans	$124	$164
Operating section supplemental disclosures
Proceeds from sales of LHFS	$16,815	$4,099
Origination, premium paid and purchase of LHFS, net of principal repayments	$(21,060)	$(14,020)
(1)For further information on restricted cash, see Note 8 - Derivatives.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

        The accompanying financial statements of Flagstar Bancorp, Inc. ("Flagstar," or the "Company"), including its wholly owned principal subsidiary, Flagstar Bank, FSB (the "Bank"), have been prepared using GAAP for interim financial statements. Where we say "we," "us," "our," the "Company," "Bancorp" or "Flagstar," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference to "we," "us," "our," the "Company" or "Flagstar" will include the Bank.

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

Note 2 - Investment Securities

        The following table presents our AFS and HTM investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
June 30, 2020
Available-for-sale securities
Agency - Commercial	$1,208	$46	$—	$1,254
Agency - Residential	899	33	—	932
Municipal obligations	30	1	—	31
Corporate debt obligations	76	1	(1)	76
Other MBS	54	—	—	54
Certificate of deposits	1	—	—	1
Total available-for-sale securities (1)	$2,268	$81	$(1)	$2,348
Held-to-maturity securities
Agency - Commercial	$244	$8	$—	$252
Agency - Residential	252	12	—	264
Total held-to-maturity securities (1)	$496	$20	$—	$516
December 31, 2019
Available-for-sale securities
Agency - Commercial	$948	$2	$(3)	$947
Agency - Residential	1,015	4	(4)	1,015
Corporate debt obligations	76	1	—	77
Municipal obligations	31	—	—	31
Other MBS	44	1	—	45
Certificate of Deposits	1	—	—	1
Total available-for-sale securities (1)	$2,115	$8	$(7)	$2,116
Held-to-maturity securities
Agency - Commercial	$306	$—	$(1)	$305
Agency - Residential	292	3	(1)	294
Total held-to-maturity securities (1)	$598	$3	$(2)	$599
(1)There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at June 30, 2020 or December 31, 2019.

We evaluate AFS debt securities where the value has declined below amortized cost for impairment. If we intend to sell or believe it is more likely than not that we will be required to sell the debt security, it is written down to fair value through earnings. For AFS debt securities we intend to hold, we evaluate the debt securities for expected credit losses, except for debt securities that are guaranteed by the U.S. Treasury, U.S. government agencies or sovereign entities of high credit quality for which we apply a zero credit loss assumption and which represented 94 percent of our AFS portfolio as of June 30, 2020. For the remaining AFS securities, credit losses are recognized as an increase to the allowance for credit losses through the credit loss provision.  If any of the decline in fair value is related to market factors, that amount is recognized in OCI. We had no unrealized credit losses as of June 30, 2020 and December 31, 2019.

        We separately evaluate our HTM debt securities for any credit losses. As of June 30, 2020 and December 31, 2019, our entire HTM portfolio qualified for the zero loss assumption as all securities are guaranteed by the U.S. Treasury, U.S. government agencies.

        Investment securities transactions are recorded on the trade date for purchases and sales. Interest earned on investment securities, including the amortization of premiums and the accretion of discounts, are determined using the effective interest method over the period of maturity and recorded in interest income in the Consolidated Statements of Operations. Accrued interest receivable on investment securities totaled $6 million at both June 30, 2020 and December 31, 2019, and was reported in other assets on the Consolidated Statements of Financial Condition.

Available-for-sale securities

        Securities available-for-sale are carried at fair value. Unrealized gains and losses on AFS securities are reported as a component of other comprehensive income.

        We purchased $9 million and $359 million of AFS securities, which were comprised of U.S. government sponsored agency MBS, certificate of deposits, and corporate debt obligations during the three and six months ended June 30, 2020. We purchased $7 million and $23 million of AFS securities, which were comprised of U.S. government sponsored agency MBS, certificate of deposits, and corporate debt obligations during the three and six months ended June 30, 2019, respectively. In addition, we retained $18 million of passive interests in our own private MBS during the six months ended June 30, 2020. We did not retain any interest in our own private MBS during the three months ended June 30, 2020 or both the three and six months ended June 30, 2019.

        There were no sales of AFS securities during both the three and six months ended June 30, 2020. There were $432 million in sales of AFS securities during the three and six months ended June 30, 2019, respectively. These sales resulted in a gain of $7 million, reported in other noninterest income in the Consolidated Statements of Operations. These sales did not include those related to mortgage loans that had been securitized for sale in the normal course of business.

Held-to-maturity securities

        Investment securities HTM are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized losses are not recorded to the extent they are temporary in nature.

        There were no purchases or sales of HTM securities during both the three and six months ended June 30, 2020 and June 30, 2019.

The following table summarizes the unrealized loss positions on available-for-sale and held-to-maturity investment securities, by duration of the unrealized loss:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
June 30, 2020
Available-for-sale securities
Agency - Commercial	$4	1	$—	$8	1	$—
Municipal obligations	$—	1	$—	$—	—	$—
Corporate debt obligations	$—	—	$—	$23	7	$(1)
Other mortgage-backed securities	$—	—	$—	$—	1	$—
Held-to-maturity securities
Agency - Residential	$—	—	$—	$9	2	$—
December 31, 2019
Available-for-sale securities
Agency - Commercial	$148	17	$(3)	$303	19	$—
Agency - Residential	$266	26	$(3)	$148	14	$(1)
Municipal obligations	$8	3	$—	$—	—	$—
Held-to-maturity securities
Agency - Commercial	$148	13	$(1)	$85	6	$—
Agency - Residential	$35	7	$(1)	$38	10	$—

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
        The following table shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in millions)
June 30, 2020
Due in one year or less	$4	$4	2.07%	$—	$—	—%
Due after one year through five years	10	10	2.73%	8	9	2.51%
Due after five years through 10 years	110	112	4.19%	8	8	2.30%
Due after 10 years	2,144	2,222	2.38%	480	499	2.38%
Total	$2,268	$2,348		$496	$516

        We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. At June 30, 2020 and December 31, 2019, we had pledged investment securities of $179 million and $874 million, respectively.

Note 3 - Loans Held-for-Sale

        The majority of our mortgage loans originated as LHFS are ultimately sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label mortgage-backed securities. LHFS totaled $5.6 billion and $5.3 billion at June 30, 2020 and December 31, 2019, respectively. For the three and six months ended June 30, 2020 we had net gain on loan sales associated with LHFS of $303 million and $392 million as compared to $75 million and $122 million for the three and six months ended June 30, 2019.

        At June 30, 2020 and December 31, 2019, $17 million and $39 million, respectively, of LHFS were recorded at lower of cost or fair value. We elected the fair value option for the remainder of the loans in the portfolio.

Note 4 - Loans Held-for-Investment

        We classify loans that we have the intent and ability to hold for the foreseeable future or until maturity as LHFI. We report LHFI at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs. The accrued interest receivable on loans held-for-investment totaled $38.8 million at June 30, 2020 and $36.9 million at December 31, 2019 and was reported in other assets on the Consolidated Statements of Financial Condition.

        The following table presents our loans held-for-investment:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,716	$3,154
Home equity	978	1,024
Other	898	729
Total consumer loans	4,592	4,907
Commercial loans
Commercial real estate	3,016	2,828
Commercial and industrial	1,968	1,634
Warehouse lending	5,232	2,760
Total commercial loans	10,216	7,222
Total loans held-for-investment	$14,808	$12,129

        The following table presents the UPB of our loan sales and purchases in the loans held-for-investment portfolio:

	Six Months Ended June 30,
	2020	2019
	(Dollars in millions)
Loans Sold (1)
Performing loans	$38	$139
Total loans sold	$38	$139
Net gain associated with loan sales (2)	$—	$2
Loans Purchased
Home equity	$—	$149
Other consumer	63	51
Total loans purchased	$63	$200
Premium associated with loans purchased	$—	$7
(1)Upon a change in our intent, the loans were transferred to LHFS and subsequently sold.
(2)Recorded in net gain on loan sales on Consolidated Statements of Operations.

        We have pledged certain LHFI, LHFS, and loans with government guarantees to collateralize lines of credit and/or borrowings with the FHLB of Indianapolis and the FRB of Chicago. At June 30, 2020 we had pledged loans of $11.6 billion, compared to $9.1 billion at December 31, 2019.

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
        We measure the allowance using the applicable dual risk rating model which measures probability of default, loss given default and exposure at default. As of June 30, 2020, we estimated losses over a two-year reasonable and supportable forecast period using macroeconomic scenarios before reverting economic variables over a one-year period to their long-term historical averages on a straight-line basis. As of June 30, 2020, we utilized the Moody’s June scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. The resulting composite forecast for the second quarter of 2020 was worse than the scenario used in the first quarter 2020. Unemployment ends the year at 10 percent and recovers only slightly in 2021. GDP recovers only slightly by the end of the year from current levels and does not return to the pre-COVID level until mid-2022. HPI decreases 2 percent from early 2020 through 2021.

The worsening of our economic forecast increased the ACL by $31 million from March 31, 2020. In addition to this increase, we judgmentally increased the qualitative reserves by $39 million primarily in our CRE and C&I portfolios, guided by the model output from Moody's adverse scenario and our judgment relating to industries and borrowers we believe could be more exposed to the stressful conditions in our forecast. In addition, we reviewed our loans in deferral status and proactively downgraded loans totaling approximately $180 million UPB from "pass" status during the quarter, resulting in an increase of $24 million to the ACL. This resulted in an increase to our reserves of approximately $98 million during the second quarter, which includes an increase in our reserves for unfunded commitments of $1 million.

        The following table presents changes in the allowance for loan losses, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended June 30, 2020
Beginning balance	$46	$23	$16	$28	$18	$1	$132
Provision	16	5	19	55	5	—	100
Charge-offs	(2)	(1)	(2)	—	—	—	(5)
Recoveries	—	1	1	—	—	—	2
Ending allowance balance	$60	$28	$34	$83	$23	$1	$229
Three Months Ended June 30, 2019
Beginning balance	$35	$16	$4	$36	$30	$6	$127
Provision (benefit)	(8)	—	3	(1)	24	(1)	17
Charge-offs	(1)	—	(3)	—	(31)	—	(35)
Recoveries	—	—	1	—	—	—	1
Ending allowance balance	$26	$16	$5	$35	$23	$5	$110

Six Months Ended June 30, 2020
Beginning balance, prior to adoption of ASC 326	$22	$14	$6	$38	$22	$5	$107
Impact of adopting ASC 326	25	12	10	(14)	(6)	(4)	23
Provision	16	2	20	59	7	—	104
Charge-offs	(3)	(2)	(3)	—	—	—	(8)
Recoveries	—	2	1	—	—	—	3
Ending allowance balance	$60	$28	$34	$83	$23	$1	$229
Six Months Ended June 30, 2019
Beginning balance	$38	$15	$3	$48	$18	$6	$128
Provision (benefit)	(10)	—	5	(13)	36	(1)	17
Charge-offs	(2)	—	(4)	—	(31)	—	(37)
Recoveries	—	1	1	—	—	—	2
Ending allowance balance	$26	$16	$5	$35	$23	$5	$110
(1)Includes loans with government guarantees.

        The allowance for loan losses was $229 million at June 30, 2020 and $110 million at June 30, 2019. The increase in the allowance is reflective of the adoption of CECL and changes in the economic forecast used in the ACL models as a result of the ongoing COVID-19 pandemic.
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

        Beginning in March 2020, as a response to COVID-19, customers facing COVID-19 related difficulties were offered forbearance in an effort to help our borrowers get to the other side of the health crisis when we believe they will be able to fulfill all of their contractual commitments.
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

The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI (3) (4)
	(Dollars in millions)
June 30, 2020
Consumer loans
Residential first mortgage	$6	$5	$27	$38	$2,678	$2,716
Home equity	1	—	5	6	972	978
Other	2	1	1	4	894	898
Total consumer loans	9	6	33	48	4,544	4,592
Commercial loans
Commercial real estate	—	—	—	—	3,016	3,016
Commercial and industrial (1)	—	—	—	—	1,968	1,968
Warehouse lending	—	—	—	—	5,232	5,232
Total commercial loans	—	—	—	—	10,216	10,216
Total loans (2)	$9	$6	$33	$48	$14,760	$14,808
December 31, 2019
Consumer loans
Residential first mortgage	$5	$4	$21	$30	$3,124	$3,154
Home Equity	1	—	4	5	1,019	1,024
Other	3	1	1	5	724	729
Total consumer loans	9	5	26	40	4,867	4,907
Commercial loans
Commercial real estate	—	—	—	—	2,828	2,828
Commercial and industrial	—	—	—	—	1,634	1,634
Warehouse lending	—	—	—	—	2,760	2,760
Total commercial loans	—	—	—	—	7,222	7,222
Total loans (2)	$9	$5	$26	$40	$12,089	$12,129
(1)Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.
(2)Includes $5 million and $4 million of past due loans accounted for under the fair value option as of June 30, 2020 and December 31, 2019, respectively.
(3)Collateral dependent loans totaled $63 million at June 30, 2020 and $54 million at December 31, 2019, respectively. The majority of these loans are secured by real estate.
(4)The interest income recognized on impaired loans was $1 million and less than $1 million at June 30, 2020 and December 31, 2019, respectively.

Interest income is recognized on nonaccrual loans using a cash basis method. The interest income recognized on impaired loans was $1 million and less than $1 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, we had no loans 90 days past due and still accruing interest.

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

The reserve for unfunded commitments is reflected in other liabilities on the Consolidated Statements of Financial Condition and was $21 million as of June 30, 2020, compared to $3 million as of June 30, 2019. The increase in the reserve is reflective of the adoption of CECL which required us to record an allowance for our estimate of lifetime losses and an increase due to changes in the economic forecast used in the ACL models as a result of the ongoing COVID-19 pandemic.
The following categories of off-balance sheet credit exposures have been identified: unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. For further information, see Note 15 - Legal Proceedings, Contingencies and Commitments.

Troubled Debt Restructurings

        We may modify certain loans in both our consumer and commercial loan portfolios to retain customers or to maximize collection of the outstanding loan balance. TDRs are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted as a result. Nonperforming TDRs are included in nonaccrual loans. TDRs remain in nonperforming status until a borrower has made payments and is current for at least six consecutive months. Performing TDRs are not considered to be nonaccrual so long as we believe that all contractual principal and interest due under the restructured terms will be collected. Performing and nonperforming TDRs remain impaired as interest and principal will not be received in accordance with the original contractual terms of the loan agreement. Refer to Note 1- Description of Business, Basis of Presentation, and Summary of Significant Accounting Standards to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the methodology used to determine TDRs.

        Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, but may give rise to potential incremental losses. We measure impairments using a discounted cash flow method for performing TDRs and measure impairment based on collateral values for nonperforming TDRs.

        Beginning in March 2020, as a response to COVID-19, we offered our consumer and commercial customers principal and interest payment deferrals and extensions. We considered these programs in the context of whether or not the short-term modifications of these loans would constitute a TDR. We considered the CARES Act, interagency guidance and related guidance from the FASB, which provided that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not required to be accounted for as TDRs. As a result, we have determined that these loans are not TDRs.

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
June 30, 2020
Consumer loans
Residential first mortgage	$20	$8	$28
Home equity	15	2	17
Commercial Real Estate	5	—	5
Total TDRs (1)(2)	$40	$10	$50
December 31, 2019
Consumer loans
Residential first mortgage	$20	$8	$28
Home Equity	18	2	20
Total TDRs (1)(2)	$38	$10	$48
(1)Allowance for loan losses on TDR loans totaled $4 million and $8 million at June 30, 2020 and December 31, 2019, respectively.
(2)Includes $2 million of TDR loans accounted for under the fair value option at June 30, 2020 and December 31, 2019.

The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)
	(Dollars in millions)
Three Months Ended June 30, 2020
Commercial Real Estate	1	$5	$5
Total TDR loans	1	$5	$5
Three Months Ended June 30, 2019
Home equity (2)(3)	2	—	—
Total TDR loans	2	$—	$—

Six Months Ended June 30, 2020
Residential first mortgages	5	$1	$1
Home equity (2)(3)	2	—	—
Consumer	1	—	—
Commercial Real Estate	1	$5	$5
Total TDR loans	9	6	6
Six Months Ended June 30, 2019
Residential first mortgages	2	$—	$—
Home equity (2)(3)	4	1	1
Total TDR loans	6	$1	$1
(1)Post-modification balances include past due amounts that are capitalized at modification date.
(2)Home equity post-modification UPB reflects write downs.
(3)Includes loans carried at the fair value option.

        There was one residential first mortgage loan modified in the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2020. There were no residential first mortgage loans modified in the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2019. The increase in allowance at modification was less than $1 million for the three months ended June 30, 2020 and June 30, 2019. All TDR classes within the consumer and commercial portfolios are considered subsequently defaulted when they are greater than 90 days past due within 12 months of the restructuring date.

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

Payment activity, credit rating and loan-to-value ratios have the most significant impact on the ACL for consumer loans. The following table presents the amortized cost in residential and consumer loans based on payment activity:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
							Revolving Loans Amortized Cost Basis		Total	December 31, 2019
	Term Loans
	Amortized Cost Basis by Origination Year
As of June 30, 2020	2020	2019	2018	2017	2016	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
Pass	$152	$709	$325	$418	$367	$568	$105	$11	$2,655	$3,107
Watch	—	1	2	1	1	19	1	—	25	23
Substandard	—	1	6	2	—	13	—	—	22	15
Home Equity
Pass	6	42	19	9	3	15	827	38	959	1,002
Watch	—	—	—	—	—	13	1	—	14	16
Substandard	—	—	—	—	—	1	1	1	3	3
Other Consumer
Pass	126	368	183	4	2	11	202	—	896	727
Watch	—	—	1	—	—	—	—	—	1	1
Substandard	—	—	1	—	—	—	—	—	1	1
Total Consumer Loans (1)	$284	$1,121	$537	$434	$373	$640	$1,137	$50	$4,576	$4,895
(1)Excludes loans carried under the fair value option

        The following table presents the amortized cost in residential and consumer loans based on credit scores:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	FICO Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Origination Year
As of June 30, 2020	2020	2019	2018	2017	2016	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>750	$87	$372	$172	$293	$278	$333	$61	$4	$1,600
700-750	45	234	128	112	83	165	31	4	802
<700	20	105	33	16	7	102	14	3	300
Home Equity
>750	2	13	6	3	1	9	366	12	412
700-750	2	16	7	4	1	11	331	16	388
<700	2	13	6	2	1	9	132	11	176
Other Consumer
>750	86	235	99	2	1	9	109	—	541
700-750	36	121	68	1	—	1	65	—	292
<700	4	12	18	1	1	1	28	—	65
Total Consumer Loans (1)	$284	$1,121	$537	$434	$373	$640	$1,137	$50	$4,576
(1)Excludes loans carried under the fair value option

Loan-to-value ratios primarily impact the allowance on mortgages within the consumer loan portfolio. The following table presents the amortized cost in residential first mortgages and home equity based on loan-to-value ratios:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	LTV Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Origination Year
As of June 30, 2020	2020	2019	2018	2017	2016	Prior
Consumer Loans	(Dollars in millions)
Residential first mortgage
>90	$45	$303	$167	$45	$3	$23	$—	$—	$586
71-90	68	243	96	141	96	298	—	—	942
55-70	27	95	33	119	139	167	—	—	580
<55	12	70	37	116	130	112	106	11	594
Home Equity
>90	—	—	—	1	2	14	1	—	18
71-90	4	32	14	6	1	11	648	25	741
<=70	2	10	5	2	—	4	180	14	217
Total (1)	$158	$753	$352	$430	$371	$629	$935	$50	$3,678
(1)Excludes loans carried under the fair value option

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

Based on the most recent analysis performed, the amortized cost basis, by risk category for each class of loans within the commercial portfolio is as follows:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans						Revolving Loans Amortized Cost Basis		Total	December 31, 2019
	Amortized Cost Basis by Origination Year
As of June 30, 2020	2020	2019	2018	2017	2016	Prior
Commercial Loans	(Dollars in million)
Commercial real estate
Pass	$184	$950	$477	$486	$353	$286	$(1)	$—	$2,735	$2,794
Watch	23	32	88	33	38	36	—	—	250	24
Special mention	—	—	3	20	—	—	—	—	23	5
Substandard	—	—	3	5	—	—	—	—	8	5
Commercial and industrial
Pass	119	580	248	317	113	110	22	—	1,509	1,533
Watch	1	2	10	—	—	—	1	—	14	72
Special mention	1	12	4	14	—	6	—	—	37	24
Substandard	21	—	10	4	—	—	—	—	35	5
Payroll protection program
Pass	373	—	—	—	—	—	—	—	373	—
Warehouse
Pass	—	—	—	—	—	—	4,942	—	4,942	2,556
Watch	—	—	—	—	—	—	255	—	255	189
Special mention	—	—	—	—	—	—	35	—	35	15
Substandard	—	—	—	—	—	—	—	—	—	—
Total commercial loans	$722	$1,576	$843	$879	$504	$438	$5,254	$—	$10,216	$7,222

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

        Repossessed assets and the associated claims related to government guaranteed loans are recorded in other assets and totaled $30 million and $45 million, at June 30, 2020 and December 31, 2019, respectively.

Note 6 - Variable Interest Entities

        We have no consolidated VIEs as of June 30, 2020 and December 31, 2019.

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

        Changes in the fair value of residential first mortgage MSRs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Balance at beginning of period	$223	$278	$291	$290
Additions from loans sold with servicing retained	84	97	124	164
Reductions from sales	(10)	—	(46)	(45)
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(27)	(19)	(49)	(30)
Changes in estimates of fair value due to interest rate risk (1) (2)	(9)	(40)	(59)	(63)
Fair value of MSRs at end of period	$261	$316	$261	$316
(1)Changes in fair value are included within net return on mortgage servicing rights on the Consolidated Statements of Operations.
(2)Represents estimated MSR value change resulting primarily from market-driven changes which we manage through the use of derivatives.

        The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	June 30, 2020			December 31, 2019
		Fair value			Fair value
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
	(Dollars in millions)
Option adjusted spread	6.73%	$256	$251	5.34%	$284	$280
Constant prepayment rate	11.78%	$239	$220	10.59%	$271	$257
Weighted average cost to service per loan	$83.08	$258	$255	$84.41	$285	$282

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

        The following table summarizes income and fees associated with owned mortgage servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net return (loss) on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$24	$26	$45	$45
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other	(27)	(19)	(49)	(30)
Changes in fair value due to interest rate risk	(9)	(40)	(59)	(63)
Gain on MSR derivatives (2)	6	39	64	61
Net transaction costs	(2)	(1)	(3)	(2)
Total return (loss) included in net return on mortgage servicing rights	$(8)	$5	$(2)	$11
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

        The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$30	$26	$61	$50
Charges on subserviced custodial balances (2)	(7)	(18)	(23)	(30)
Other servicing charges	(2)	(2)	(5)	(3)
Total income on mortgage loans subserviced, included in loan administration	$21	$6	$33	$17
(1)Servicing fees are recorded on an accrual basis. Late fees are recorded on cash basis.
(2)Charges on subserviced custodial balances represent interest due to MSR owner.

Note 8 - Derivative Financial Instruments

        Derivative financial instruments are recorded at fair value in other assets and other liabilities on the Consolidated Statements of Financial Condition. Our policy is to present our derivative assets and derivative liabilities on the Consolidated Statement of Financial Condition on a gross basis, even when provisions allowing for set-off are in place. However, for derivative contracts cleared through certain central clearing parties, variation margin payments are recognized as settlements. We are exposed to non-performance risk by the counterparties to our various derivative financial instruments. A majority of our derivatives are centrally cleared through a Central Counterparty Clearing House or consist of residential mortgage interest rate lock commitments further limiting our exposure to non-performance risk. We believe that the non-performance risk inherent in our remaining derivative contracts is minimal based on credit standards and the collateral provisions of the derivative agreements.

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

        Derivatives designated as hedging instruments: We have designated certain interest rate swaps as fair value hedges of investment securities available for sale and residential first mortgage loans held for investment using the last-of-layer method. Cash flows and the profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

        We have also designated certain interest rate swaps as cash flow hedges on LIBOR based variable interest payments on certain custodial deposits. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At June 30, 2020, we had $10 million (net-of-tax) of unrealized losses on derivatives classified as cash flow hedges recorded in accumulated other comprehensive income. We had no designated cash flow hedges at December 31, 2019. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $3 million of losses (net-of-tax).

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were and are expected to be highly effective as of June 30, 2020.

        The following tables present the notional amount, estimated fair value and maturity of our derivative financial instruments:

	June 30, 2020 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in cash flow hedge relationships:
Assets
Interest rate swaps on custodial deposits	$800	$—	2026-2027
Derivatives in fair value hedge relationships:
Assets
Interest rate swaps on AFS securities	$350	$—	2024-2025
Interest rate swaps on HFI residential first mortgages	100	—	2024
Total derivative assets	$450	$—
Liabilities
Interest rate swaps on AFS securities	$100	$—	2022
Total derivative liabilities	$100	$—
Derivatives not designated as hedging instruments:
Assets
Futures	$2,220	$1	2020-2023
Mortgage-backed securities forwards	758	7	2020
Rate lock commitments	11,270	205	2020
Interest rate swaps	756	68	2020-2030
Total derivative assets	$15,004	$281
Liabilities
Mortgage-backed securities forwards	$9,528	$57	2020
Rate lock commitments	91	—	2020
Interest rate swaps and swaptions	1,851	11	2020-2050
Total derivative liabilities	$11,470	$68
(1)Variation margin pledged to or received from a Central Counterparty Clearing House is considered settlement of the derivative position for accounting purposes.
(2)Derivative assets and liabilities are included in other assets and other liabilities on the Consolidated Statements of Financial Condition, respectively.

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
(1)Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions, is considered settlement of the derivative position for accounting purposes.
(2)Derivative assets and liabilities are included in other assets and other liabilities on the Consolidated Statements of Financial Condition, respectively.

        The following tables present the derivatives subject to a master netting arrangement, including the cash pledged as collateral:

		Gross Amounts Netted in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amount			Financial Instruments	Cash Collateral
	(Dollars in millions)
June 30, 2020
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on AFS securities	$—	$—	$—	$—	$5
Interest rate swaps on custodial deposits	—	—	—	—	11
Interest rate swaps on HFI residential first mortgages	—	—	—	—	1
Total derivative assets	$—	$—	$—	$—	$17
Liabilities
Interest rate swaps on AFS securities	$—	$—	$—	$—	$1
Total derivative liabilities	$—	$—	$—	$—	$1

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$7	$—	$7	$—	$—
Interest rate swaps	68	—	68	—	1
Futures	1	—	1	—	—
Total derivative assets	$76	$—	$76	$—	$1
Liabilities
Mortgage-backed securities forwards	$57	$—	$57	$—	$53
Interest rate swaps and swaptions (1)	11	—	11	—	34
Total derivative liabilities	$68	$—	$68	$—	$87

December 31, 2019
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$2	$—	$2	$—	$—
Interest rate swaps	26	—	26	—	—
Total derivative assets	$28	$—	$28	$—	$—
Liabilities
Mortgage-backed securities forwards	9	—	9	—	24
Interest rate swaps (1)	8	—	8	—	39
Total derivative liabilities	$17	$—	$17	$—	$63
(1)Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions, is considered settlement of the derivative position for accounting purposes.

Losses of $1 million on cash flow hedging relationships of custodial deposits were reclassified from AOCI into loan administration income during the three and six months ended June 30, 2020.

The gains and losses on fair value hedging relationships of both AFS securities and HFI residential first mortgages for the three and six months ended June 30, 2020 were de-minimis.

The fair value basis adjustment on our hedged AFS securities is included in investment securities available for sale on our Consolidated Statements of Financial Condition. The carrying amount of our hedged securities was $2,039 million at June 30, 2020 and $287 million at December 31, 2019 of which $8 million and $1 million, respectively, were due to the fair value hedge relationship. The closed portfolio of AFS securities designated in this last layer method hedge was $1,968 million par (amortized cost of $1,965 million) at June 30, 2020 and $291 million par (amortized cost of $289 million) at December 31, 2019 of which we have designated $450 million and $100 million at June 30, 2020 and December 31, 2019, respectively.

The fair value basis adjustment on our hedged fair HFI residential first mortgages is included in loans held-for-investment on our Consolidated Statements of Financial Condition. The carrying amount of our hedged loans was $267 million at June 30, 2020 of which $1 million was due to the fair value hedge relationship. There were no hedged HFI residential first mortgages at December 31, 2019. We have designated $100 million of this closed portfolio of loans in a hedging relationship as of June 30, 2020.

        At June 30, 2020, we pledged a total of $107 million related to derivative financial instruments, consisting of $71 million of cash collateral on derivative liabilities and $36 million of maintenance margin on centrally cleared derivatives and had a de-minimis obligation to return cash on derivative assets. We pledged a total of $63 million related to derivative financial instruments, consisting of $34 million of cash collateral on derivatives and $29 million of maintenance margin on centrally cleared derivatives and had a de-minimis obligation to return cash on derivative assets at December 31, 2019. Within the Consolidated Statements of Financial Condition, the collateral related to derivative activity is included in other assets and other liabilities and the cash pledged as maintenance margin is restricted and included in other assets.

        The following table presents net gain recognized in income on derivative instruments, net of the impact of offsetting positions:

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of Gain (Loss)
Futures	Net loss on mortgage servicing rights	$1	$(2)	$1	$(2)
Interest rate swaps and swaptions	Net gain (loss) on mortgage servicing rights	3	30	41	43
Mortgage-backed securities forwards	Net gain (loss) on mortgage servicing rights	4	11	23	20
Rate lock commitments and forward agency and loan sales	Net gain (loss) on loan sales	219	22	120	30
Forward commitments	Other noninterest income	—	1	—	2
Interest rate swaps (1)	Other noninterest income	—	—	—	1
Total derivative (loss) gain		$227	$62	$185	$94
(1)Includes customer-initiated commercial interest rate swaps.

Note 9 - Borrowings

Federal Home Loan Bank Advances

        The following is a breakdown of our FHLB advances outstanding:

	June 30, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$2,360	0.21%	$3,695	1.61%
Other short-term borrowings (1)	994	0.17%	470	1.64%
Total short-term Federal Home Loan Bank advances and other borrowings	3,354		4,165
Long-term fixed rate advances (2)	1,200	1.03%	650	1.45%
Total long-term Federal Home Loan Bank advances	1,200		650
Total Federal Home Loan Bank advances and other borrowings	$4,554		$4,815
(1)Includes $4 million outstanding under the FHLB line of credit and $325 million outstanding under the paycheck protection program liquidity facility.
(2)Includes the current portion of fixed rate advances of $0 million at both June 30, 2020 and December 31, 2019.

        The following table contains detailed information on our FHLB advances and other borrowings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Maximum outstanding at any month end	$5,660	$3,230	$6,841	$3,391
Average outstanding balance	$4,821	$2,987	$4,590	$2,933
Average remaining borrowing capacity	$5,272	$3,776	$5,124	$3,506
Weighted average interest rate	0.45%	2.40%	0.86%	2.43%

        The following table outlines the maturity dates of our FHLB advances and other borrowings:

June 30, 2020
(Dollars in millions)
2020	$3,029
2021	—
2022	525
2023	500
Thereafter	500
Total	$4,554

Parent Company Senior Notes and Trust Preferred Securities

        The following table presents long-term debt, net of debt issuance costs:

	June 30, 2020		December 31, 2019
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, matures 2021	$246	6.125%	$249	6.125%
Trust Preferred Securities
Floating Three Month LIBOR Plus:
3.25%, matures 2032	26	3.53%	26	5.20%
3.25%, matures 2033	26	4.47%	26	5.24%
3.25%, matures 2033	26	3.56%	26	5.21%
2.00%, matures 2035	26	3.22%	26	3.99%
2.00%, matures 2035	26	3.22%	26	3.99%
1.75%, matures 2035	51	2.06%	51	3.64%
1.50%, matures 2035	25	2.72%	25	3.49%
1.45%, matures 2037	25	1.76%	25	3.34%
2.50%, matures 2037	16	2.81%	16	4.39%
Total Trust Preferred Securities	247		247
Total other long-term debt	$493		$496

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

Trust Preferred Securities

        We sponsor nine trust subsidiaries, which issued preferred stock to third party investors. We issued junior subordinated debt securities to those trusts, which we have included in long-term debt. The junior subordinated debt securities are the sole assets of those trusts. The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of June 30, 2020, we had no deferred interest.

Note 10 - Accumulated Other Comprehensive Income

        The following table sets forth the components in accumulated other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Investment Securities
Beginning balance	$35	$(31)	$1	$(47)
Unrealized gain	27	22	72	43
Less: Tax provision	6	5	17	10
Net unrealized gain	21	17	55	33
Reclassifications out of AOCI (1)	—	7	—	7
Less: Tax provision	—	1	—	1
Net unrealized gain reclassified out of AOCI	—	6	—	6
Other comprehensive income, net of tax	21	23	55	39
Ending balance	$56	$(8)	$56	$(8)

Cash Flow Hedges
Beginning balance	$(4)	$—	$—	$—
Unrealized loss	(10)	—	(15)	—
Less: Tax benefit	(3)	—	(4)	—
Net unrealized loss	(7)	—	(11)	—
Reclassifications out of AOCI (1)	1	—	1	—
Other comprehensive loss, net of tax	(6)	—	(10)	—
Ending balance	$(10)	$—	$(10)	$—
(1)Reclassifications are reported in noninterest income on the Consolidated Statements of Operations.

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

        The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions, except share data)
Net income applicable to common stockholders	$116	$61	$161	$97
Weighted Average Shares
Weighted average common shares outstanding	56,790,642	56,446,077	56,723,254	56,670,690
Effect of dilutive securities
Stock-based awards	333,064	615,745	433,561	651,823
Weighted average diluted common shares	$57,123,706	$57,061,822	$57,156,815	$57,322,513
Earnings per common share
Basic earnings per common share	$2.04	$1.08	$2.85	$1.71
Effect of dilutive securities
Stock-based awards	(0.01)	(0.02)	(0.02)	(0.02)
Diluted earnings per common share	$2.03	$1.06	$2.83	$1.69

Note 12 - Stock-Based Compensation

        We had stock-based compensation expense of $4 million and $8 million for the three and six months ended June 30, 2020, and $3 million and $6 million for the three and six months ended June 30, 2019.

Restricted Stock and Restricted Stock Units

        The following table summarizes restricted stock and restricted stock units activity:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Shares	Weighted — Average Grant-Date Fair Value per Share	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	1,381,922	$28.47	1,399,127	$28.72
Granted	312,636	28.25	371,524	27.90
Vested	(195,502)	23.53	(241,406)	24.66
Canceled and forfeited	(86,172)	18.48	(116,361)	22.47
Non-vested balance at end of period	1,412,884	$29.72	1,412,884	$29.72

2017 Employee Stock Purchase Plan

        A total of 800,000 shares of the Company’s common stock were reserved and authorized for issuance for purchase under the Employee Stock Purchase Plan (ESPP) of which 426,086 remain as of June 30, 2020. There were 46,591 and 105,843 shares issued under the ESPP during the three and six months ended June 30, 2020 and the associated compensation expense was de minimis.

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

        The following table presents our provision for income tax and effective tax provision rate:

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2020	2019	2020	2019
	(Dollars in millions)
Provision for income taxes	$32	$14	$42	$22
Effective tax provision rate	21.5%	18.9%	20.6%	18.7%

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

        To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both June 30, 2020 and December 31, 2019.

        The following tables present the regulatory capital ratios as of the dates indicated:

Flagstar Bancorp	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
June 30, 2020
Tier 1 capital (to adjusted avg. total assets)	$2,021	7.8%	$1,042	4.0%	$1,301	5.0%
Common equity Tier 1 capital (to RWA)	$1,781	9.1%	$880	4.5%	$1,272	6.5%
Tier 1 capital (to RWA)	$2,021	10.3%	$1,174	6.0%	$1,565	8.0%
Total capital (to RWA)	$2,214	11.3%	$1,565	8.0%	$1,956	10.0%
December 31, 2019
Tier 1 capital (to adjusted avg. total assets)	$1,720	7.6%	$909	4.0%	$1,136	5.0%
Common equity Tier 1 capital (to RWA)	$1,480	9.3%	$715	4.5%	$1,033	6.5%
Tier 1 capital (to RWA)	$1,720	10.8%	$953	6.0%	$1,271	8.0%
Total capital (to RWA)	$1,830	11.5%	$1271	8.0%	$1,589	10.0%

Flagstar Bank	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
June 30, 2020
Tier 1 capital (to adjusted avg. total assets)	$1,969	7.6%	$1,041	4.0%	$1,301	5.0%
Common equity Tier 1 capital (to RWA)	$1,969	10.1%	$880	4.5%	$1,271	6.5%
Tier 1 capital (to RWA)	$1,969	10.1%	$1,174	6.0%	$1,565	8.0%
Total capital (to RWA)	$2,161	11.0%	$1,565	8.0%	$1,956	10.0%
December 31, 2019
Tier 1 capital (to adjusted avg. total assets)	$1,752	7.7%	$909	4.0%	$1,136	5.0%
Common equity Tier 1 capital (to RWA)	$1,752	11.0%	$714	4.5%	$1,032	6.5%
Tier 1 capital (to RWA)	$1,752	11.0%	$952	6.0%	$1,270	8.0%
Total capital (to RWA)	$1,862	11.7%	$1,270	8.0%	$1,587	10.0%

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

At June 30, 2020, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements, or that the ultimate outcome of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

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
Other litigation accruals

        At June 30, 2020 and December 31, 2019, excluding the fair value liability relating to the DOJ Liability, our total accrual for contingent liabilities and settled litigation was $6 million and $3 million, respectively.

Commitments

        The following table is a summary of the contractual amount of significant commitments:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Commitments to extend credit
Mortgage loan commitments including interest-rate locks	$11,362	$4,099
Warehouse loan commitments	2,718	1,944
Commercial and industrial commitments	960	1,107
Other commercial commitments	1,736	2,015
HELOC commitments	557	558
Other consumer commitments	478	175
Standby and commercial letters of credit	100	82

        Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Because many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Commitments generally have fixed expiration dates or other termination clauses. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us, upon extension of credit is based on management's credit evaluation of the counterparties.

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

        Commercial and industrial and other commercial commitments. Conditional commitments issued under various terms to lend funds to businesses and other entities. These commitments include revolving credit agreements, term loan commitments and short-term borrowing agreements. Many of these loan commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of these commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

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

        Supplemental executive retirement plan with former CEO. The Company entered into a supplemental executive retirement plan (“SERP”) with a former CEO in 2009. Under the plan, the former CEO was to receive a $16 million payment in August 2018. The Company fully accrued for the SERP liability during that time period and no SERP payments have been made to the former CEO. Due to the condition of the Company at the time the former CEO’s employment ended, we believe that any payment under the SERP would be deemed to be a “Golden Parachute” payment and, therefore, is subject to certain banking regulations. As a result, we would need to make an application to the regulators to make a payment and certify to certain criteria. The Company does not believe that it can make such a certification. The former CEO has filed a lawsuit to compel us to make that certification and ultimately pay the liability. Final dispensation of the "SERP" is not within our control and the liability of $16 million at June 30, 2020 may be adjusted as more information is known.

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

	June 30, 2020
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$1,254	$—	$1,254
Agency - Residential	—	932	—	932
Municipal obligations	—	31	—	31
Corporate debt obligations	—	76	—	76
Other MBS	—	54	—	54
Certificate of deposits	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	5,598	—	5,598
Commercial Loan	—	—	—	—
Loans held-for-investment
Residential first mortgage loans	—	10	—	10
Home equity	—	—	2	2
Mortgage servicing rights	—	—	261	261
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	205	205
Futures	—	1	—	1
Mortgage-backed securities forwards	—	7	—	7
Interest rate swaps and swaptions	—	68	—	68
Total assets at fair value	$—	$8,032	$468	$8,500
Derivative liabilities
Mortgage backed securities forwards	—	(57)	—	(57)
Interest rate swaps	—	(11)	—	(11)
DOJ Liability	—	—	(35)	(35)
Contingent consideration	—	—	(27)	(27)
Total liabilities at fair value	$—	$(68)	$(62)	$(130)

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$947	$—	$947
Agency - Residential	—	1,015	—	1,015
Municipal obligations	—	31	—	31
Corporate debt obligations	—	77	—	77
Other MBS	—	45	—	45
Certificate of Deposit	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	5,219	—	5,219
Loans held-for-investment
Residential first mortgage loans	—	10	—	10
Home equity	—	—	2	2
Mortgage servicing rights	—	—	291	291
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	34	34
Mortgage-backed securities forwards	—	2	—	2
Interest rate swaps and swaptions	—	26	—	26
Total assets at fair value	$—	$7,373	$327	$7,700
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(1)	$(1)
Mortgage-backed securities forwards	—	(9)	—	(9)
Interest rate swaps	—	(8)	—	(8)
DOJ Liability	—	—	(35)	(35)
Contingent consideration	—	—	(10)	(10)
Total liabilities at fair value	$—	$(17)	$(46)	$(63)

Fair Value Measurements Using Significant Unobservable Inputs

        The following tables include a roll forward of the Consolidated Statements of Financial Condition amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy:

	Balance at Beginning of Period	Total Gains (Losses) Recorded in Earnings (1)	Purchases / Originations	Sales	Settlement	Transfers Out	Balance at End of Period
	(Dollars in millions)
Three Months Ended June 30, 2020
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	223	(36)	84	(10)	—	—	261
Rate lock commitments (net) (2)(3)	169	79	309	—	—	(352)	205
Totals	$394	$43	$393	$(10)	$—	$(352)	$468
Liabilities
DOJ Liability	$(35)	$—	$—	$—	$—	$—	$(35)
Contingent consideration	(16)	(11)	—	—	—	—	(27)
Totals	$(51)	$(11)	$—	$—	$—	$—	$(62)

Three Months Ended June 30, 2019
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	278	(59)	97	—	—	—	316
Rate lock commitments (net) (2)(3)	37	30	82	—	—	(99)	50
Totals	$317	$(29)	$179	$—	$—	$(99)	$368
Liabilities
DOJ Liability	$(60)	$25	$—	$—	$—	$—	$(35)
Contingent consideration	(6)	(1)	—	—	—	—	(7)
Totals	$(66)	$24	$—	$—	$—	$—	$(42)
(1)There were no unrealized gains (losses) recorded in OCI during the three months ended June 30, 2020 and 2019.
(2)We utilized swaptions, futures, forward agency and loan sales and interest rate swaps to manage the risk associated with mortgage servicing rights and rate lock commitments. Gains and losses for individual lines do not reflect the effect of our risk management activities related to such Level 3 instruments.
(3)Rate lock commitments are reported on a fallout-adjusted basis. Transfers out of Level 3 represent the settlement value of the commitments that are transferred to LHFS, which are classified as Level 2 assets.

	Balance at Beginning of Period	Total Gains (Losses) Recorded in Earnings (1)	Purchases / Originations	Sales	Settlement	Transfers Out	Balance at End of Period
	(Dollars in millions)
Six Months Ended June 30, 2020
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	291	(108)	124	(46)	—	—	261
Rate lock commitments (net) (2)(3)	34	184	472	—	—	(485)	205
Totals	$327	$76	$596	$(46)	$—	$(485)	$468
Liabilities
DOJ Liability	$(35)	$—	$—	$—	$—	$—	$(35)
Contingent consideration	(10)	(17)	—	—	—	—	(27)
Totals	$(45)	$(17)	$—	$—	$—	$—	$(62)

Six Months Ended June 30, 2019
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	290	(93)	164	(45)	—	—	316
Rate lock commitments (net) (2)(3)	20	55	132	—	—	(157)	50
Totals	$312	$(38)	$296	$(45)	$—	$(157)	$368
Liabilities
DOJ Liability	$(60)	$25	$—	$—	$—	$—	$(35)
Contingent consideration	(6)	(1)	—	—	—	—	(7)
Totals	$(66)	$24	$—	$—	$—	$—	$(42)
(1)There were no unrealized gains (losses) recorded in OCI during the six months ended June 30, 2020 and 2019.
(2)We utilized swaptions, futures, forward agency and loan sales and interest rate swaps to manage the risk associated with mortgage servicing rights and rate lock commitments. Gains and losses for individual lines do not reflect the effect of our risk management activities related to such Level 3 instruments.
(3)Rate lock commitments are reported on a fallout-adjusted basis. Transfers out of Level 3 represent the settlement value of the commitments that are transferred to LHFS, which are classified as Level 2 assets.

        The following tables present the quantitative information about recurring Level 3 fair value financial instruments and the fair value measurements as of:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
June 30, 2020
Assets
Loans held-for-investment
Home equity	$2	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% -10.8% (9.0%) 17.3% - 25.9% (21.6%) 2.0%-3.0% (2.5%)	(1)
Mortgage servicing rights	$261	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	3.6% - 20.1% (6.7%) 0% - 14.8% (11.8%) $67 - $95 ($83)	(1)
Rate lock commitments (net)	$205	Consensus pricing	Origination pull-through rate	80.0% - 87.2% (81.4%)	(1)
Liabilities
DOJ Liability	$(35)	Discounted cash flows	See description below	See description below
Contingent consideration	$(27)	Discounted cash flows	See description below	See description below	(2)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
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
(1)Unobservable inputs were weighted by their relative fair value of the instruments.
(2)Unobservable inputs were not weighted as only one instrument exists.

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

        MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. For June 30, 2020 and December 31, 2019, the weighted average life (in years) for the entire MSR portfolio was 3.6 and 4.1, respectively.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        We also have assets that are subject to measurement at fair value on a nonrecurring basis under certain conditions. The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Losses
	(Dollars in millions)
June 30, 2020
Loans held-for-sale (2)	$6	$6	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	21	—	21	(3)
Repossessed assets (3)	7	—	7	(4)
Totals	$34	$6	$28	$(8)
December 31, 2019
Loans held-for-sale (2)	$6	$6	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	14	—	14	(5)
Repossessed assets (3)	10	—	10	(3)
Totals	$30	$6	$24	$(9)
(1)The fair values are determined at various dates dependent upon when certain conditions were met requiring fair value measurement.
(2)Gains (losses) reflect fair value adjustments on assets for which we did not elect the fair value option.
(3)Gains (losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

        The following table presents the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
June 30, 2020
Impaired loans held-for-investment
Loans held-for-investment	$21	Fair value of collateral	Loss severity discount	0% - 100% (13.2%)	(1)
Repossessed assets	$7	Fair value of collateral	Loss severity discount	0% - 96.3% (27.1%)	(1)
December 31, 2019
Impaired loans held-for-investment
Loans held-for-investment	$14	Fair value of collateral	Loss severity discount	25% - 30% (25.9%)	(1)
Repossessed assets	$10	Fair value of collateral	Loss severity discount	0% - 100% (17.1%)	(1)
(1)Unobservable inputs were weighted by their relative fair value of the instruments.

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

Fair Value of Financial Instruments

        The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	June 30, 2020
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$227	$227	$227	$—	$—
Investment securities available-for-sale	2,348	2,348	—	2,348	—
Investment securities held-to-maturity	496	516	—	516	—
Loans held-for-sale	5,615	5,615	—	5,615	—
Loans held-for-investment	14,808	14,757	—	10	14,747
Loans with government guarantees	1,791	1,739	—	1,739	—
Mortgage servicing rights	261	261	—	—	261
Federal Home Loan Bank stock	377	377	—	377	—
Bank owned life insurance	353	353	—	353	—
Repossessed assets	7	7	—	—	7
Other assets, foreclosure claims	30	30	—	30	—
Derivative financial instruments, assets	281	281	—	76	205
Liabilities
Retail deposits
Demand deposits and savings accounts	$(7,943)	$(7,445)	$—	$(7,445)	$—
Certificates of deposit	(1,826)	(1,847)	—	(1,847)	—
Wholesale deposits	(867)	(889)	—	(889)	—
Government deposits	(1,193)	(1,170)	—	(1,170)	—
Custodial deposits	(6,068)	(6,050)	—	(6,050)	—
Federal Home Loan Bank advances	(4,554)	(4,586)	—	(4,586)	—
Long-term debt	(493)	(454)	—	(454)	—
DOJ Liability	(35)	(35)	—	—	(35)
Contingent consideration	(27)	(27)	—	—	(27)
Derivative financial instruments, liabilities	(68)	(68)	—	(68)	—

	December 31, 2019
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$426	$426	$426	$—	$—
Investment securities available-for-sale	2,116	2,116	—	2,116	—
Investment securities held-to-maturity	598	599	—	599	—
Loans held-for-sale	5,258	5,258	—	5,258	—
Loans held-for-investment	12,129	12,031	—	10	12,021
Loans with government guarantees	736	707	—	707	—
Mortgage servicing rights	291	291	—	—	291
Federal Home Loan Bank stock	303	303	—	303	—
Bank owned life insurance	349	349	—	349	—
Repossessed assets	10	10	—	—	10
Other assets, foreclosure claims	45	45	—	45	—
Derivative financial instruments, assets	62	88	—	54	34
Liabilities
Retail deposits
Demand deposits and savings accounts	$(6,811)	$(6,050)	$—	$(6,050)	$—
Certificates of deposit	(2,353)	(2,368)	—	(2,368)	—
Wholesale deposits	(633)	(640)	—	(640)	—
Government deposits	(1,213)	(1,156)	—	(1,156)	—
Custodial deposits	(4,136)	(4,066)	—	(4,066)	—
Federal Home Loan Bank advances	(4,815)	(4,816)	—	(4,816)	—
Long-term debt	(496)	(462)	—	(462)	—
DOJ Liability	(35)	(35)	—	—	(35)
Contingent consideration	(10)	(10)	—	—	(10)
Derivative financial instruments, liabilities	(18)	(44)	—	(43)	(1)

Fair Value Option

        We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.

        The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$325	$96	$559	$175
Liabilities
DOJ Liability
Other noninterest income	$—	$25	$—	$25

        The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	June 30, 2020			December 31, 2019
	UPB	Fair Value	Fair Value Over / (Under) UPB	UPB	Fair Value	Fair Value Over / (Under) UPB
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$6	$6	$—	$3	$3	$—
Loans held-for-investment	6	6	—	5	4	(1)
Total nonaccrual loans	$12	$12	$—	$8	$7	$(1)
Other performing loans
Loans held-for-sale	$5,357	$5,592	$235	$5,057	$5,216	$159
Loans held-for-investment	7	6	(1)	8	8	—
Total other performing loans	$5,364	$5,598	$234	$5,065	$5,224	$159
Total loans
Loans held-for-sale	$5,363	$5,598	$235	$5,060	$5,219	$159
Loans held-for-investment	13	12	(1)	13	12	(1)
Total loans	$5,376	$5,610	$234	$5,073	$5,231	$158
Liabilities
DOJ Liability (1)	$(118)	$(35)	$83	$(118)	$(35)	$83
(1)We are obligated to pay $118 million in installment payments upon meeting certain performance conditions, as described in Note 15 - Legal Proceedings, Contingencies and Commitments.
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

As a result of Management's evaluation of our segments, effective January 1, 2020, certain departments have been re-aligned between the Community Banking and Mortgage Originations. Specifically, a majority of the residential mortgage HFI portfolio is now part of the Mortgage Originations segment. The income and expenses relating to these changes are reflected in our financial statements and all prior period segment financial information has been recast to conform to the current presentation.

The Community Banking segment originates loans, provides deposits and fee based services to consumer, business, and mortgage lending customers through its Branch Banking, Business Banking and Commercial Banking, Government Banking and Warehouse Lending. Products offered through these groups include checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, commercial loans, commercial real estate loans, equipment finance and leasing, home builder finance loans and warehouse lines of credit. Other financial services available include consumer and corporate card services, customized treasury management solutions, merchant services and capital markets services such as loan syndications, and investment and insurance products and services. The interest income on LHFI is recognized in the Community Banking segment, excluding residential first mortgages and newly originated home equity products within the Mortgage Originations segment.

The Mortgage Originations segment originates and acquires one-to-four family residential mortgage loans to sell or hold on our balance sheet. Loans originated-to-sell comprise the majority of the lending activity. These loans are originated through mortgage branches, call centers, the Internet and third party counterparties. The Mortgage Originations segment recognizes interest income on loans that are held for sale and the gains from sales associated with these loans, along with the interest income on residential mortgages and newly originated home equity products within LHFI.

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

Revenues are comprised of net interest income (before the provision (benefit) for credit losses) and noninterest income. Noninterest expenses and a majority of provision (benefit) for income taxes, are allocated to each operating segment. Provision for credit losses is allocated to segments based on net charge offs and changes in outstanding balances. In contrast, the level of the consolidated provision for credit losses is determined based on an allowance model using the methodologies described in Item 2 – MD&A. The net effect of the credit provision is recorded in the Other segment. Allocation methodologies may be subject to periodic adjustment as the internal management accounting system is revised and the business or product lines within the segments change.

        The following tables present financial information by business segment for the periods indicated:

	Three Months Ended June 30, 2020
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$133	$56	$4	$(25)	$168
Provision (benefit) for credit losses	(3)	(2)	—	107	102
Net interest income after provision (benefit) for credit losses	136	58	4	(132)	66
Net gain on loan sales	—	303	—	—	303
Loan fees and charges	—	22	19	—	41
Loan administration (expense) income	(1)	(8)	36	(6)	21
Net return on mortgage servicing rights	—	(8)	—	—	(8)
Other noninterest income	12	1	—	8	21
Total noninterest income	11	310	55	2	378
Compensation and benefits	24	38	11	43	116
Commissions	—	61	—	—	61
Loan processing expense	1	14	9	1	25
Other noninterest expense	124	56	17	(103)	94
Total noninterest expense	149	169	37	(59)	296
Income (loss) before indirect overhead allocations and income taxes	(2)	199	22	(71)	148
Indirect overhead allocation income (expense)	(11)	(15)	(6)	32	—
Provision (benefit) for income taxes	(3)	39	3	(7)	32
Net income (loss)	$(10)	$145	$13	$(32)	$116

Intersegment (expense) revenue	$(69)	$(34)	$9	$94	$—

Average balances
Loans held-for-sale	—	5,645	—	—	5,645
Loans with government guarantees	—	858	—	—	858
Loans held-for-investment (2)	10,878	2,688	—	30	13,596
Total assets	11,292	10,598	69	4,302	26,261
Deposits	10,747	—	6,222	746	17,715
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2) Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Three Months Ended June 30, 2019
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$98	$33	$3	$4	$138
Provision for credit losses	15	1	—	1	17
Net interest income after provision for credit losses	83	32	3	3	121
Net gain (loss) on loan sales	(2)	78	—	(1)	75
Loan fees and charges	—	17	8	(1)	24
Loan administration (expense) income	—	(5)	30	(19)	6
Net return on mortgage servicing rights	—	4	—	1	5
Other noninterest income	15	3	—	40	58
Total noninterest income	13	97	38	20	168
Compensation and benefits	25	27	6	32	90
Commissions	—	25	—	—	25
Loan processing expense	2	8	10	1	21
Other noninterest expense	44	20	14	—	78
Total noninterest expense	71	80	30	33	214
Income (loss) before indirect overhead allocations and income taxes	25	49	11	(10)	75
Indirect overhead allocation income (expense)	(10)	(10)	(4)	24	—
Provision for income taxes	3	8	2	1	14
Net income	$12	$31	$5	$13	$61

Intersegment (expense) revenue	$(8)	$9	$6	$(7)	$—

Average balances
Loans held-for-sale	$19	$3,520	$—	$—	$3,539
Loans with government guarantees	—	502	—	—	502
Loans held-for-investment (2)	10,563	21	—	29	10,613
Total assets	11,061	5,045	48	3,812	19,966
Deposits	10,238	—	3,501	420	14,159
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2) Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Six Months Ended June 30, 2020
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$237	$98	$8	$(27)	$316
Provision (benefit) for credit losses	5	(5)	—	116	116
Net interest income after provision (benefit) for credit losses	232	103	8	(143)	200
Net gain on loan sales	—	393	—	—	393
Loan fees and charges	—	39	28	—	67
Loan administration (expense) income	(2)	(15)	72	(22)	33
Net loss on mortgage servicing rights	—	(2)	—	—	(2)
Other noninterest income	28	2	—	14	44
Total noninterest income	26	417	100	(8)	535
Compensation and benefits	51	69	21	77	218
Commissions	1	89	—	—	90
Loan processing expense	3	24	16	2	45
Other noninterest expense	168	82	36	(107)	179
Total noninterest expense	223	264	73	(28)	532
Income (loss) before indirect overhead allocations and income taxes	35	256	35	(123)	203
Indirect overhead allocation income (expense)	(20)	(27)	(11)	58	—
Provision (benefit) for income taxes	3	48	5	(14)	42
Net income (loss)	$12	$181	$19	$(51)	$161

Intersegment (expense) revenue	$(75)	$(34)	$17	$92	$—

Average balances
Loans held-for-sale	$—	$5,447	$—	$—	$5,447
Loans with government guarantees	—	834	—	—	834
Loans held-for-investment (2)	9,888	2,792	—	29	12,709
Total assets	10,340	10,207	59	4,231	24,837
Deposits	10,590	—	5,499	666	16,755
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2) Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Six Months Ended June 30, 2019
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$191	$66	$6	$1	$264
Provision for credit losses	16	1	—	—	17
Net interest income after provision for credit losses	175	65	6	1	247
Net gain (loss) on loan sales	(6)	129	—	1	124
Loan fees and charges	1	27	14	(1)	41
Loan administration (expense) income	(2)	(10)	59	(30)	17
Net return on mortgage servicing rights	—	11	—	—	11
Other noninterest income	28	7	—	49	84
Total noninterest income	21	164	73	19	277
Compensation and benefits	50	50	12	65	177
Commissions	—	38	—	—	38
Loan processing expense	4	13	20	1	38
Other noninterest expense	83	38	29	2	152
Total noninterest expense	137	139	61	68	405
Income (loss) before indirect overhead allocations and income taxes	59	90	18	(48)	119
Indirect overhead allocation income (expense)	(20)	(20)	(9)	49	—
Provision (benefit) for income taxes	8	15	2	(3)	22
Net income	$31	$55	$7	$4	$97

Intersegment (expense) revenue	$(8)	$12	$12	$(16)	$—

Average balances
Loans held-for-sale	$45	$3,358	$—	$—	$3,403
Loans with government guarantees	—	478	—	—	478
Loans held-for-investment (2)	9,847	16	—	30	9,893
Total assets	10,323	4,836	52	3,995	19,206
Deposits	10,111	—	3,017	408	13,536
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2) Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

Note 18 - Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

        We did not adopt any ASUs during the quarter ended June 30, 2020.

Note 19 - Subsequent Events

        Subsequent to June 30, 2020, we entered into an agreement to sell $369 million of Paycheck Protection Program loans from LHFI for a small gain, which was completed on July 24, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures. As of June 30, 2020, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of June 30, 2020.
(b)Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Adverse Economic Conditions

We are currently in the midst of a health crisis as a result of COVID-19. The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. In addition, the pandemic has resulted in temporary or permanent closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. Some states and communities have re-opened and may be at risk of restrictions again in the future. As a result, the demand for our products and services may be significantly negatively impacted. Our ongoing response to COVID-19, including standing up new programs specified in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), such as the Paycheck Protection Program (“PPP”), and our long-term effectiveness while working remotely, could have a significant, lasting impact on our operations, financial condition and reputation. The extent to which COVID-19 impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

The Bank has instituted a work-from-home policy for all staff that are able to work remotely. Working remotely creates new challenges and the pace of change required to address government programs and forbearance increases the risk of internal control failure. In addition, consumers affected by the changed economic and market conditions as a result of a pandemic may continue to demonstrate changed behavior even after the crisis is over, including decreases in discretionary spending on a permanent or long-term basis. While almost all of our lobbies have re-opened, we have enhanced our cleaning protocols, installed plexiglass shields, and we require that our employees wear face protection. This change in business could also result in changes in consumer behavior for which we may not be prepared.

The response to the pandemic resulted in a strong contraction in our economy, increased market volatility and uncertainty in our capital markets, most notably impacting workers and small businesses. The economic health of these businesses may depend upon the fiscal assistance provided by the CARES Act or future acts taken by Congress. The CARES Act is the largest deployment of capital ever authorized by Congress with several provisions designed to ensure banks are able to provide assistance and relief to consumers and businesses. Although government intervention is intended to mitigate economic uncertainties, these programs may not be broad or specific enough to mitigate the economic risks of COVID-19, which may lead to adverse results.

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

The adverse economic conditions will have an impact on our customers. Many of these customers have and may continue to experience unemployment and a loss of revenue, leading to a lack of cash flows. As a result of these lower cash flows, our customers are drawing on the lines of credit we have extended to them and withdrawing their deposits from the Bank. Both of these actions could have an adverse impact on our liquidity position. Additionally, the ability of our borrowers to make payments timely on outstanding loans, the value of collateral securing those loans, and demand for loans and other products and services that we offer have and may continue to be adversely impacted by COVID-19. Until the effects of the pandemic subside, we expect continued draws on lines of credit, reduced revenues in our businesses, and increased loan defaults and losses.

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

In addition, the Federal Reserve initiated new quantitative easing programs, buying securities at various points in time, resulting in disruptions to the mortgage-backed securities market. There is a risk that the Federal Reserve may take additional actions in the future or elect to stop their current actions which could disrupt the market and have an adverse impact on our mortgage gain on sale or other financial results. Further, the impact of these actions has caused the financial instruments we use to manage our interest rate and market risks to be less effective at times, which, in turn, could have a material, adverse impact on our operations and financial condition.

There has also been disruption in the market for mortgage backed securities resulting from overall low level of rates across the yield curve, the high level of volatility of interest rates, and the financial weakness of some traditional buyers of mortgage servicing rights. This has caused uncertainty with respect to our ability to sell mortgage servicing rights. At June 30, 2020, we had $261 million of mortgage servicing rights which equated to 14.6 percent of common equity tier one capital. Should the level of mortgage servicing rights exceed 25 percent of common equity tier one capital, we are required to deduct the excess in determining our regulatory capital levels. If we have the inability to sell mortgage servicing rights on a timely basis, there could be negative impacts to our regulatory capital or an impact on our pricing for mortgage loans which could negatively impact our mortgage origination business and our financial condition.

Customer and Lending Relief Actions

As a result of recent federal legislation, we are required to provide mortgage forbearances to individuals with single-family, federally backed mortgages, such as those that we service which underlie our mortgage servicing rights, due to COVID-19 related difficulties. In addition, we waived fees for an extended time period as customers deal with the crisis, which we may continue to do in the future. This could result in a reduction in servicing fee income and a higher cost to service as customers do not pay their mortgages and we cover their payments for a temporary time period until the investors make us whole. Additionally, MSR transactions customarily contain early payment default provisions. If a customer requests forbearance on the residential mortgage loans underlying the MSRs we have sold, generally within 90 days following the sale, we may be contractually obligated to refund the purchase price of the MSR or pay a fee to the purchaser. Furthermore, we have provided forbearance to certain of our commercial customers. The result of these actions could result in financial, operational, credit and compliance risk as we navigate government requirements and our ability to modify our systems to account for these changes while maintaining an adequate internal control structure.

The following table details borrowers currently participating in a forbearance program:

			Forbearance Requested
			Borrowers making April, May and June Payments		Remaining Borrowers
	Total Population						Percent of UPB	Percent of Accounts
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$174,384	854,216	$7,145	32,403	$13,808	59,692	12.0%	10.8%
Serviced for others	29,979	123,256	1,261	5,058	3,018	11,661	14.3%	13.6%
Serviced for own loan portfolio (3)	9,211	64,142	237	1,895	473	1,850	7.7%	5.8%
Total loans serviced	$213,574	1,041,614	$8,643	39,356	$17,299	73,203	12.1%	10.8%
(1)UPB, net of write downs, does not include premiums or discounts.
(2)Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs. Includes repossessed assets.
(3)Includes LHFI (residential first mortgage, home equity and other consumer), LHFS (residential first mortgage), loans with government guarantees (residential first mortgage), and repossessed assets.

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

Allowance for Credit Losses

Our allowance for credit losses (“ACL”), which reflects our estimate of lifetime losses inherent in the loans held-for-investment portfolio and our reserve for unfunded commitment, may not be sufficient to cover actual credit losses. We have loan exposures to industries that have been impacted more severely by COVID-19 including:

As of June 30, 2020
Loan Exposure
(Dollars in millions)
Automotive	$155
Leisure & Entertainment	$121
Healthcare	$40
Retail	$311
Hotel	$234
Senior Housing	$146

Our ACL calculations include a forecast for a reasonable and supportable time period. We utilized the Moody’s June scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. The resulting composite forecast for the second quarter 2020 was worse than the scenario used in the first quarter of 2020. Unemployment ends the year at 10 percent and recovers only slightly in 2021. GDP recovers only slightly by the end of the year from current levels and does not return to the pre-COVID level until mid-2022. HPI decreases 2 percent from early 2020 through 2021. Changing economic conditions could cause a material difference in future forecasts used in our calculations. If actual results differ materially from the forecast used in our calculations, our credit loss provision may increase and our ACL may not be sufficient to cover losses sustained, particularly for the impacted industries. The current pandemic has resulted in the environment changing rapidly which increases the risk of inaccurate forecasts because they depend upon significant judgments and estimates, which can be even more challenging in an environment of uncertainty. The calculation for ACL is complex and the associated risk, could impact our results of operations and may place stress on our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended June 30, 2020.
Issuer Purchases of Equity Securities

        The Company made no purchases of its equity securities during the quarter ended June 30, 2020.

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

4.2*	Form of 6.125% Global Note due 2021 (previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4, dated October 7, 2016, and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101	Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2020, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

* Incorporated herein by reference

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	August 10, 2020	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)