Form 10-Q
period 2020-09-30
FLAGSTAR BANCORP INC
filed 2020-11-09
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of November 8, 2020, 52,564,331 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The following list of abbreviations and acronyms are provided as a tool for the reader and may be used throughout this Report, including the Consolidated Financial Statements and Notes:

Term	Definition	Term	Definition
ACL	Allowance for Credit Losses	Home equity	Second Mortgages, HELOANs, HELOCs
AFS	Available for Sale	HTM	Held to Maturity
Agencies	Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association, Collectively	HPI	Housing Price Index
ALCO	Asset Liability Committee	LIBOR	London Interbank Offered Rate
ALLL	Allowance for Loan Losses	LGG	Loans with Government Guarantees
AOCI	Accumulated Other Comprehensive Income (Loss)	LHFI	Loans Held-for-Investment
ASU	Accounting Standards Update	LHFS	Loans Held-for-Sale
Basel III	Basel Committee on Banking Supervision Third Basel Accord	LTV	Loan-to-Value Ratio
C&I	Commercial and Industrial	Management	Flagstar Bancorp’s Management
CDARS	Certificates of Deposit Account Registry Service	MBS	Mortgage-Backed Securities
CECL	Current Expected Credit Losses	MD&A	Management's Discussion and Analysis
CET1	Common Equity Tier 1	MSR	Mortgage Servicing Rights
CLTV	Combined Loan to Value Ratio	N/A	Not Applicable
Common Stock	Common Shares	N/M	Not Meaningful
CRE	Commercial Real Estate	NBV	Net Book Value
Deposit Beta	The change in the annualized cost of our deposits, compared to the change in the Federal Reserve discount rate	NYSE	New York Stock Exchange
DOJ	United States Department of Justice	OCC	Office of the Comptroller of the Currency
DOJ Liability	2012 Settlement Agreement with the Department of Justice	OCI	Other Comprehensive Income (Loss)
		OTTI	Other-Than-Temporary-Impairment
DTA	Deferred Tax Asset	PPP	Paycheck Protection Program
EVE	Economic Value of Equity	QTL	Qualified Thrift Lending
Fannie Mae	Federal National Mortgage Association	Regulatory Agencies	Board of Governors of the Federal Reserve, Office of the Comptroller of the Currency, U.S. Department of the Treasury, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, Securities and Exchange Commission
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System	REO	Real estate owned and other nonperforming assets, net
FHA	Federal Housing Administration	RMBS	Residential Mortgage-Backed Securities
FHLB	Federal Home Loan Bank	RWA	Risk Weighted Assets
FICO	Fair Isaac Corporation	SEC	Securities and Exchange Commission
FRB	Federal Reserve Bank	SNC	Shared National Credit
Freddie Mac	Federal Home Loan Mortgage Corporation	SOFR	Secured Oversight Financing Rate
FTE	Full Time Equivalent Employees	TDR	Troubled Debt Restructuring
GAAP	United States Generally Accepted Accounting Principles	TPO	Third Party Originator
GNMA	Government National Mortgage Association	UPB	Unpaid Principal Balance
HELOC	Home Equity Lines of Credit	U.S. Treasury	United States Department of Treasury
HELOAN	Home Equity Loan	VIE	Variable Interest Entities
HOLA	Home Owners Loan Act	XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following is Management's Discussion and Analysis of the financial condition and results of operations of Flagstar Bancorp, Inc. for the third quarter of 2020, which should be read in conjunction with the financial statements and related notes set forth in Part I, Item 1 of this Form 10-Q and Part II, Item 8 of Flagstar Bancorp, Inc.'s 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

    Certain statements in this Form 10-Q, including but not limited to statements included within Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements are based on the current beliefs and expectations of our management. Actual results may differ from those set forth in forward-looking statements. See Forward-Looking Statements on page 41 of this Form 10-Q, Part II, Item 1A, Risk Factors of this Form 10-Q and Part I, Item 1A, Risk Factors of Flagstar Bancorp, Inc.'s 2019 Annual Report on Form 10-K for the year ended December 31, 2019. Additional information about Flagstar can be found on our website at www.flagstar.com.

    Where we say "we," "us," "our," the "Company," "Bancorp" or "Flagstar," we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference will include our wholly-owned subsidiary Flagstar Bank, FSB (the "Bank"). See the Glossary of Abbreviations and Acronyms on page 3 for definitions used throughout this Form 10-Q.

Introduction

    We are a savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank founded in 1987. We provide commercial and consumer banking services, and we are the 6th largest bank mortgage originator in the nation and the 6th largest subservicer of mortgage loans nationwide. At September 30, 2020, we had 4,871 full-time equivalent employees. Our common stock is listed on the NYSE under the symbol "FBC".

    Our relationship-based business model leverages our full-service bank’s capabilities and our national mortgage platform to create and build financial solutions for our customers. At September 30, 2020, we operated 160 full-service banking branches that offer a full set of banking products to consumer, commercial, and government customers. Our banking footprint spans Michigan, Indiana, California, Wisconsin, Ohio and contiguous states.

    We originate mortgages through a network of brokers and correspondents in all 50 states and our own loan officers, which includes our direct lending team, from 87 retail locations in 29 states and 3 call centers. We are also a leading national servicer of mortgage loans and provide complementary ancillary offerings including MSR lending, servicing advance lending and MSR recapture services.

Operating Segments

    Our operations are conducted through our three operating segments: Community Banking, Mortgage Originations, and Mortgage Servicing. For further information, see MD&A - Operating Segments and Note 17 - Segment Information.

Selected Financial Ratios

	Three Months Ended,		Nine Months Ended,
	September 30, 2020	June 30, 2020	September 30, 2020	September 30, 2019
	(In millions and percentages)
Selected Mortgage Statistics: (1)
Mortgage rate lock commitments (fallout-adjusted) (2)	$15,000	$13,800	$40,000	$24,100
Mortgage loans originated	$14,400	$12,200	$35,200	$23,400
Mortgage loans sold and securitized	$14,500	$12,900	$34,900	$22,200
Selected Ratios:
Interest rate spread (3)	2.44%	2.52%	2.41%	2.57%
Net interest margin	2.78%	2.86%	2.81%	3.07%
Adjusted net interest margin (4)	2.94%	2.88%	2.88%	3.07%
Return on average assets	3.15%	1.77%	1.97%	1.08%
Return on average common equity	41.54%	23.47%	25.71%	12.90%
Return on average tangible common equity (4)	45.42%	26.16%	28.58%	15.30%
Efficiency ratio	48.3%	54.3%	56.4%	75.0%
Effective tax provision rate	24.7%	21.5%	23.0%	18.6%
Average Balances:
Average interest-earning assets	$25,738	$23,692	$23,535	$17,693
Average interest-paying liabilities	$14,281	$15,119	$14,625	$12,767
Average stockholders' equity	$2,141	$1,977	$1,991	$1,658

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(In millions, except per share data and percentages)
Selected Statistics:
Book value per common share	$38.41	$34.62	$32.46	$31.57	$30.69
Tangible book value per share (4)	$35.60	$31.74	$29.52	$28.57	$27.62
Number of common shares outstanding	57,150,470	56,943,979	56,729,789	56,631,236	56,510,341
Common equity-to-assets ratio	7.45%	7.18%	6.87%	7.68%	7.88%
Tangible common equity to assets ratio (4)	6.90%	6.58%	6.25%	6.95%	7.08%
Capitalized value of mortgage servicing rights	0.85%	0.87%	0.95%	1.21%	1.14%
Bancorp total capital (to adjusted risk weighted assets)	11.29%	11.32%	11.18%	11.52%	11.54%
Bank total capital (to adjusted risk weighted assets)	11.09%	11.05%	11.30%	11.73%	12.06%
Number of bank branches	160	160	160	160	160
Number of FTE employees	4,871	4,641	4,415	4,453	4,171
(1)Rounded to nearest hundred million.
(2)Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on previous historical experience and the impact of changes in interest rates.
(3)Interest rate spread is the difference between the annualized yield earned on average interest-earning assets for the period and the annualized rate of interest paid on average interest-bearing liabilities for the period.
(4)See Non-GAAP reconciliation for further information.

Results of Operations
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended,			Nine Months Ended,
	September 30, 2020	June 30, 2020	Change	September 30, 2020	September 30, 2019	Change
	(Dollars in millions, except per share data)
Net interest income	$180	$168	$12	$496	$410	$86
Provision for credit losses	32	102	(70)	148	18	130
Total noninterest income	452	378	74	988	448	540
Total noninterest expense	305	296	9	837	643	194
Provision for income taxes	73	32	41	115	37	78
Net income	$222	$116	$106	$384	$160	$224
Income per share
Basic	$3.90	$2.04	$1.86	$6.76	$2.83	$3.93
Diluted	$3.88	$2.03	$1.85	$6.71	$2.80	$3.91

Overview

    Net income was $222 million, or $3.88 per diluted share for the quarter ended September 30, 2020 compared to second quarter 2020 net income of $116 million, or $2.03 per diluted share. For the nine months ended September 30, 2020, net income was $384 million, or $6.71 per diluted share as compared to net income of $160 million, or $2.80 per diluted share for same period a year ago.

Net interest income increased $12 million for the quarter ended September 30, 2020 as compared to the quarter ended June 30, 2020, driven by a $2.0 billion increase in average earning assets led by growth in our warehouse business. The net interest margin in the third quarter 2020 was 2.78 percent, an 8 basis point decrease from the prior quarter. This was driven by an increase in LGG loans in forbearance which we have not repurchased and which do not accrue interest. Excluding the impact from these loans, adjusted net interest margin expanded 6 basis points to 2.94 percent in the third quarter, compared to adjusted net interest margin of 2.88 percent in the prior quarter. The increase in the adjusted net interest margin was primarily driven by an increase in higher spread warehouse loans and lower rates on deposit and borrowing costs.

Compared to the second quarter 2020, noninterest income increased $74 million while noninterest expense only increased $9 million. The increase in noninterest income was primarily due to higher net gain on loan sales and net return on mortgage servicing rights. Gain on sale margin increased 12 basis points, to 2.31 percent as compared to 2.19 percent for the second quarter 2020. The increase was primarily driven by improved execution in secondary marketing and the gain associated with the RMBS transaction we executed during the quarter. The increase in noninterest expense was primarily due to the capitalization of direct origination costs in the second quarter for the PPP loans which did not reoccur and the accelerated vesting of certain components of executive compensation that resulted from the most recent secondary share offering. Despite increased volume, mortgage expenses were flat quarter over quarter due to certain expenses in the second quarter that did not reoccur this quarter and are not expected to reoccur in the future, including certain performance-related incentives related to our Opes Advisors division.

Our provision for credit losses for the quarter ended September 30, 2020 was $32 million, compared to $102 million for the second quarter 2020. We have continued to add to our reserve balance as we believe the economic recovery will continue to be challenged due to the COVID-19 pandemic for an extended period of time, especially as it relates to consumer loans in forbearance and commercial real estate loans.

Net Interest Income

The following tables present details on our net interest margin and net interest income on a consolidated basis:

	Three Months Ended,
	September 30, 2020			June 30, 2020
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$5,602	$45	3.21%	$5,645	$48	3.42%
Loans held-for-investment
Residential first mortgage	2,584	21	3.24%	2,822	24	3.41%
Home equity	951	9	3.77%	1,001	9	3.78%
Other	950	13	5.28%	881	12	5.42%
Total consumer loans	4,485	43	3.78%	4,704	45	3.87%
Commercial real estate	3,007	27	3.47%	3,101	28	3.64%
Commercial and industrial	1,650	14	3.25%	2,006	17	3.34%
Warehouse lending	5,697	56	3.92%	3,785	38	3.88%
Total commercial loans	10,354	97	3.68%	8,892	83	3.67%
Total loans held-for-investment (1)	14,839	140	3.71%	13,596	128	3.74%
Loans with government guarantees	2,122	5	0.89%	858	4	1.97%
Investment securities	2,807	16	2.29%	3,417	21	2.42%
Interest-earning deposits	368	—	0.11%	176	—	0.11%
Total interest-earning assets	25,738	206	3.16%	23,692	201	3.38%
Other assets	2,539			2,569
Total assets	$28,277			$26,261
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,824	$—	0.09%	$1,800	$1	0.22%
Savings deposits	3,675	3	0.34%	3,476	4	0.52%
Money market deposits	733	—	0.09%	716	—	0.12%
Certificates of deposit	1,672	8	1.62%	1,987	10	2.00%
Total retail deposits	7,904	11	0.53%	7,979	15	0.78%
Government deposits	1,403	1	0.35%	1,088	2	0.63%
Wholesale deposits and other	953	4	1.77%	738	4	2.07%
Total interest-bearing deposits	10,260	16	0.62%	9,805	21	0.86%
Short-term FHLB advances and other	2,328	2	0.20%	3,753	2	0.26%
Long-term FHLB advances	1,200	3	1.03%	1,068	3	1.13%
Other long-term debt	493	5	4.52%	493	7	4.99%
Total interest-bearing liabilities	14,281	26	0.72%	15,119	33	0.86%
Noninterest-bearing deposits
Retail deposits and other	1,954			1,687
Custodial deposits (2)	7,347			6,223
Total non-interest bearing deposits	9,301			7,910
Other liabilities	2,554			1,255
Stockholders’ equity	2,141			1,977
Total liabilities and stockholders' equity	$28,277			$26,261
Net interest-earning assets	11,457			8,573
Net interest income		$180			$168
Interest rate spread (3)			2.44%			2.52%
Net interest margin (4)			2.78%			2.86%
Ratio of average interest-earning assets to interest-bearing liabilities			180.2%			156.7%
Total average deposits	19,561			17,715
(1)Includes nonaccrual loans. For further information on nonaccrual loans, see Note 4 - Loans Held-for-Investment.
(2)Includes noninterest-bearing custodial deposits that arise due to the servicing of loans for others.
(3)Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.
(4)Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended,
	September 30, 2020			September 30, 2019
	Average Balance	Interest	Annualized Yield/ Rate	Average Balance	Interest	Annualized Yield/ Rate
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$5,499	$142	3.44%	$3,532	$119	4.48%
Loans held-for-investment
Residential first mortgage	2,822	72	3.40%	3,158	85	3.61%
Home equity	990	30	4.10%	832	34	5.50%
Other	882	36	5.47%	512	25	6.51%
Total consumer loans	4,694	138	3.94%	4,502	144	4.29%
Commercial real estate	3,019	90	3.90%	2,414	102	5.56%
Commercial and industrial	1,774	50	3.68%	1,702	67	5.20%
Warehouse lending	3,937	119	3.98%	1,898	74	5.17%
Total commercial loans	8,730	259	3.89%	6,014	243	5.34%
Total loans held-for-investment (1)	13,424	397	3.91%	10,516	387	4.89%
Loans with government guarantees	1,267	12	1.23%	511	11	2.88%
Investment securities	3,094	56	2.40%	2,957	61	2.77%
Interest-earning deposits	251	1	0.56%	177	3	2.38%
Total interest-earning assets	23,535	608	3.42%	17,693	581	4.37%
Other assets	2,457			2,184
Total assets	$25,992			$19,877
Interest-Bearing Liabilities
Retail deposits
Demand deposits	$1,737	$4	0.33%	$1,311	$8	0.80%
Savings deposits	3,513	17	0.63%	3,181	26	1.10%
Money market deposits	712	1	0.17%	748	2	0.31%
Certificates of deposit	1,970	29	1.98%	2,561	44	2.29%
Total retail deposits	7,932	51	0.86%	7,801	80	1.37%
Government deposits	1,208	6	0.68%	1,184	13	1.49%
Wholesale deposits and other	758	12	2.03%	518	9	2.35%
Total interest-bearing deposits	9,898	69	0.93%	9,503	102	1.44%
Short-term FHLB advances and other	3,212	16	0.65%	2,420	44	2.45%
Long-term FHLB advances	1,021	9	1.13%	349	4	1.71%
Other long-term debt	494	18	4.94%	495	21	5.84%
Total interest-bearing liabilities	14,625	112	1.01%	12,767	171	1.80%
Noninterest-bearing deposits
Retail deposits and other	1,680			1,278
Custodial deposits (2)	6,120			3,524
Total non-interest bearing deposits	7,800			4,802
Other liabilities	1,576			650
Stockholders’ equity	1,991			1,658
Total liabilities and stockholders' equity	$25,992			$19,877
Net interest-earning assets	8,910			4,926
Net interest income		$496			$410
Interest rate spread (3)			2.41%			2.57%
Net interest margin (4)			2.81%			3.07%
Ratio of average interest-earning assets to interest-bearing liabilities			160.9%			138.6%
Total average deposits	17,698			14,305
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

	Three Months Ended,			Nine Months Ended,
	September 30, 2020 versus June 30, 2020 Increase (Decrease) Due to:			September 30, 2020 versus September 30, 2019 Increase (Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in millions)
Interest-Earning Assets
Loans held-for-sale	$(3)	$—	$(3)	$(43)	$66	$23
Loans held-for-investment
Residential first mortgage	(1)	(2)	(3)	(4)	(9)	(13)
Home equity	—	—	—	(11)	7	(4)
Other	—	1	1	(7)	18	11
Total consumer loans	(1)	(1)	(2)	(22)	16	(6)
Commercial real estate	—	(1)	(1)	(37)	25	(12)
Commercial and industrial	—	(3)	(3)	(20)	3	(17)
Warehouse lending	(1)	19	18	(34)	79	45
Total commercial loans	(1)	15	14	(91)	107	16
Total loans held-for-investment	(2)	14	12	(113)	123	10
Loans with government guarantees	(5)	6	1	(15)	16	1
Investment securities	(1)	(4)	(5)	(8)	3	(5)
Interest-earning deposits and other	—	—	—	(3)	1	(2)
Total interest-earning assets	$(11)	$16	$5	$(182)	$209	$27
Interest-Bearing Liabilities
Interest-bearing deposits	$(6)	$1	$(5)	$(37)	$4	$(33)
Short-term FHLB advances and other borrowings	1	(1)	—	(43)	15	(28)
Long-term FHLB advances	—	—	—	(4)	9	5
Other long-term debt	(2)	—	(2)	(3)	—	(3)
Total interest-bearing liabilities	(7)	—	(7)	(87)	28	(59)
Change in net interest income	$(4)	$16	$12	$(95)	$181	$86

Comparison to Prior Quarter

    Net interest income increased $12 million, or 7 percent, to $180 million for the third quarter 2020 as compared to the second quarter 2020. The increase was primarily driven by warehouse loan growth partially offset by lower net interest margin as the impact of lower interest rates on deposit and borrowing costs was more than offset by lower yields on earning assets which included $1.3 million higher LGG loans in forbearance that have not been repurchased and do not bear interest. Average earnings assets increased $2.0 billion, reflecting increases of $2.5 billion in average total loans, partially offset by a $0.6 billion decrease in average investment securities.

The net interest margin in the third quarter of 2020 was 2.78 percent, an 8 basis point decrease from the prior quarter. Excluding the impact from the loans with government guarantees discussed above, adjusted net interest margin expanded 6 basis points to 2.94 percent in the third quarter, compared to adjusted net interest margin of 2.88 percent in the prior quarter. The increase in the adjusted net interest margin was primarily driven by $1.9 billion (51 percent) higher average warehouse loan balances as we grew our business and took advantage of the strong mortgage market along with lower rates on retail banking deposits and borrowing costs. Retail banking deposit rates decreased 22 basis points driven by the expiration of promotional rates on some of our savings deposits and the maturity of higher cost time deposits.

Loans held-for-investment averaged $14.8 billion for the third quarter of 2020, increasing $1.2 billion (9 percent) from the prior quarter. The increase was primarily driven by $1.9 billion (51 percent) higher average warehouse loan balances as we grew our business and took advantage of the strong mortgage market, partially offset by $0.5 billion (9 percent) lower average commercial loans, excluding warehouse, primarily due to a decrease in our home builder finance portfolio and the sale of the PPP loans during the third quarter.

Average total deposits were $19.6 billion in the third quarter 2020, increasing $1.8 billion (10 percent) from the second quarter 2020. Average custodial deposits increased $1.1 billion (18 percent) due to higher prepayments from mortgage refinancings, average government deposits increased $0.3 billion (29 percent) and retail deposits increased $0.2 billion (2 percent) primarily due to changes in consumer behavior and spending patterns since the COVID-19 pandemic began and higher cash balances being carried by commercial depositors.

Comparison to Prior Year    to Date

    Net interest income increased $86 million, for the nine months ended September 30, 2020, compared to the same period in 2019. The 21 percent increase was driven by growth in average interest-earning assets led by the warehouse and LHFS portfolios. Volume growth was partially offset by a 26 basis point decline in net interest margin to 2.81 percent for the nine months ended September 30, 2020, as compared to 3.07 percent for the nine months ended September 30, 2019 primarily attributable to the interest rate cuts occurring in late 2019 and in March 2020.
    Average interest-earnings assets increased $5.8 billion due primarily to growth in the warehouse portfolio, due to increased volume from the favorable mortgage environment and improvements in market share, and the LHFS portfolio which benefited from the favorable mortgage environment due to lower market rates. Average loans with government guarantees increased $0.8 billion due to a $0.5 billion increase in average GNMA loans in forbearance for the nine months ended September 30, 2020. Average non-warehouse commercial portfolios increased $677 million driven by broad-based growth across CRE and C&I throughout 2020.

    Average interest-bearing liabilities increased $1.9 billion, driven by increases of $672 million and $621 million in long-term and short-term FHLB borrowings, respectively, which were used to fund asset growth while taking advantage of the lower interest rate environment. Average total deposits increased $3.4 billion driven by higher custodial deposits which resulted from growth in subservicing and higher refinance activity, and growth in retail deposits as customer balances grew due to the impact of COVID-19 on customer behavior and spending patterns.

Provision for Credit Losses

The provision for credit losses was $32 million for the three months ended September 30, 2020, compared to $102 million for the three months ended June 30, 2020. The decrease in the provision is primarily driven by the significant provision taken in during the second quarter of 2020 due to our forecast of economic and credit conditions as impacted by COVID-19. The additional provision in the third quarter of 2020 reflects our belief that the economy will continue to be challenged by the response to the COVID-19 pandemic for an extended period of time, especially as it relates to consumer loans in forbearance and commercial real estate loans.

The provision for credit losses and unfunded commitments was $148 million for the nine months ended September 30, 2020, compared to $18 million for the nine months ended September 30, 2019. The increase is reflective of the adoption of CECL in 2020 and an increase due to changes in the economic forecast used in the ACL models and judgment we applied related to those forecasts as a result of the ongoing COVID-19 pandemic.

For further information on the provision for credit losses see MD&A - Credit Quality.

Noninterest Income

    The following tables provide information on our noninterest income and other mortgage metrics:

	Three Months Ended,			Nine Months Ended,
	September 30, 2020	June 30, 2020	Change	September 30, 2020	September 30, 2019	Change
	(Dollars in millions)
Net gain on loan sales	$346	$303	$43	$739	$234	$505
Loan fees and charges	45	41	4	112	70	42
Net return (loss) on mortgage servicing rights	12	(8)	20	10	9	1
Loan administration income	26	21	5	59	22	37
Deposit fees and charges	8	7	1	24	28	(4)
Other noninterest income	15	14	1	44	85	(41)
Total noninterest income	$452	$378	$74	$988	$448	$540

	Three Months Ended,			Nine Months Ended,
	September 30, 2020	June 30, 2020	Change	September 30, 2020	September 30, 2019	Change
	(Dollars in millions)
Mortgage rate lock commitments (fallout-adjusted) (1)(3)	$15,000	$13,800	$1,200	$40,000	$24,100	$15,900
Mortgage loans originated (3)	$14,400	$12,200	$2,200	$35,200	$23,400	$11,800
Net margin on mortgage rate lock commitments (fallout-adjusted) (1)(2)	2.31%	2.19%	0.12%	1.85%	0.96%	0.89%
Mortgage loans sold and securitized (3)	$14,500	$12,900	$1,600	$34,900	$22,200	$12,700
(1)Fallout-adjusted refers to mortgage rate lock commitments which are adjusted by estimates of the percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.
(2)Gain on sale margin is based on net gain on loan sales (excludes net gain on loan sales of $3 million and $2 million from loans transferred from LHFI during the nine months ended September 30, 2020 and September 30, 2019, respectively) to fallout-adjusted mortgage rate lock commitments.
(3)Rounded to nearest hundred million.

Comparison to Prior Quarter

    Noninterest income increased $74 million for the three months ended September 30, 2020, compared to the three months ended June 30, 2020, primarily due to the following:

•Net gain on loan sales increased $43 million to $346 million, as compared to $303 million in the second quarter 2020. The net gain on loan sale margin increased 12 basis points, to 2.31 percent for the third quarter 2020, as compared to 2.19 percent for the second quarter 2020. The margin increase was primarily driven by improved execution in secondary marketing and the gain associated with the RMBS transaction during the quarter. Fallout-adjusted locks increased $1.2 billion, or 9 percent, to $15.0 billion, as historically low interest rates continued to support a strong refinance market.
•Net return (loss) on mortgage servicing rights increased $20 million to a $12 million net return for the third quarter of 2020, compared to an $8 million net loss for the second quarter 2020. The third quarter 2020 MSR return normalized following the MSR valuation decrease caused by rising prepayment speeds during the second quarter of 2020 which did not reoccur. The UPB of loans serviced for others also increased 26 percent driving a $6 million increase in service fee income.
•Loan administration income increased $5 million to $26 million for the third quarter of 2020, compared to $21 million for the second quarter 2020, largely driven by a decline in LIBOR-based fees paid to sub-servicing customers on custodial deposits and an increase in the average number of loans being subserviced and higher monthly services fees for loans in forbearance.
•Loan fees and charges increased $4 million to $45 million for the third quarter of 2020, compared to $41 million for the second quarter 2020, resulting from a 19 percent increase in mortgage closings partially offset by lower ancillary fees on subserviced loans.

Comparison to Prior Year to Date

    Noninterest income increased $540 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following:

•Net gain on loan sales increased $505 million, primarily due to $15.9 billion higher fallout adjusted locks driven by the favorable mortgage environment supported by historically low interest rates. In addition, the 0.89 percent increase in gain on sale margin was driven by managing our volume level within our channels and products to fit our fulfillment capacity made possible by demand due to favorable market conditions which has led to higher closings in our retail channel, which supports a higher gain on sale.
•Loan fees and charges increased $42 million primarily driven by an increase in retail closings along with $14 million higher subservicing ancillary fees driven by fees related to forbearance programs.
•Loan administration income increased $37 million, driven about equally by a decline in LIBOR-based fees paid to sub-servicing customers on custodial deposits and higher subservice fee income due to an increase in the average number of loans being subserviced and an increase in the number of loans past due which are charged a higher servicing rate.
•Other noninterest income declined $41 million primarily due to the $25 million DOJ Liability fair value adjustment in 2019 which did not reoccur (see Note 15 - Legal Proceedings, Contingencies and Commitments for additional information) and $7 million of AFS investment security gains recorded in 2019 that did not reoccur in 2020 along with lower returns on other investments due to lower interest rates.
•Deposit fees and charges decreased $4 million, to $24 million for the nine months ended September 30, 2020, primarily driven by a decrease in non-sufficient funds fee income due to higher customer balances and fees we elected to waive to support our customers during the initial COVID-19 surge.

Noninterest Expense

    The following table sets forth the components of our noninterest expense:

	Three Months Ended,			Nine Months Ended,
	September 30, 2020	June 30, 2020	Change	September 30, 2020	September 30, 2019	Change
	(Dollars in millions)
Compensation and benefits	$123	$116	$7	$341	$275	$66
Occupancy and equipment	47	44	3	132	118	14
Commissions	72	61	11	162	76	86
Loan processing expense	24	25	(1)	69	60	9
Legal and professional expense	9	5	4	20	18	2
Federal insurance premiums	6	7	(1)	19	14	5
Intangible asset amortization	3	4	(1)	10	11	(1)
Other noninterest expense	21	34	(13)	84	71	13
Total noninterest expense	$305	$296	$9	$837	$643	$194
Efficiency ratio	48.3%	54.3%	(6.0)%	56.4%	75.0%	(18.6)%
Average number of FTE	4,789	4,451	338	4,589	4,071	518

Comparison to Prior Quarter

Noninterest expense increased $9 million for the three months ended September 30, 2020, compared to the three months ended June 30, 2020 primarily due to the following:

•Commissions increased $11 million due to $2.3 billion, or 19 percent, higher mortgage closings.
•Compensation and benefits expense increased $7 million from the prior quarter. This was primarily due to a 5 percent increase in FTE, the capitalization of direct PPP loan origination costs in the second quarter which did not reoccur and the accelerated vesting of certain components of executive compensation that resulted from the most recent secondary share offering. This was partially offset by lower incentive compensation as the second quarter 2020 included a catch-up adjustment as a result of the strong financial performance.

•Other noninterest expense decreased $13 million from the prior quarter due to certain expenses in the second quarter that did not reoccur this quarter and are not expected to reoccur in the future, including certain performance-related earn out adjustments related to our Opes Advisors acquisition.

Comparison to Prior Year to Date

Noninterest expense increased $194 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 primarily due to the following:

•Compensation and benefits increased $66 million, primarily due to a 13 percent increase in average FTE which was impacted by bringing default servicing in house and adding variable mortgage closing capacity in response to the robust mortgage performance along with an increase in incentive compensation attributed to stronger financial results.
•Commissions and loan processing increased $86 million and $9 million, respectively, primarily driven by $11.8 billion higher mortgage closings along with a shift in channel mix from TPO to retail which supports a higher gain on sale but also has higher commission rates and costs.
•Occupancy and equipment increased $14 million primarily due to increases in IT software expenses and depreciation expense which includes certain costs associated with taking our workforce remote during 2020 in response to the COVID-19 pandemic.
•Other noninterest expense increased $13 million primarily driven by higher mortgage related expenses including certain performance-related earn out adjustments related to our Opes Advisors acquisition.

Provision for Income Taxes

    Our provision for income taxes for the three and nine months ended September 30, 2020, was $73 million and $115 million, respectively. Our effective tax rate was 24.7 percent for the three months ended September 30, 2020, compared to an effective tax rate of 21.5 percent for the three months ended June 30, 2020. The higher rate was the result of our higher level of income, which is taxed at higher marginal tax rates. Also contributing to the higher rate was the delay of certain tax planning strategies.

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

Our Community Banking segment has seen continued growth driven by our warehouse portfolio which has benefited from the robust mortgage market in the first nine months of 2020. Our relationship-based approach and speed of execution also enabled us to add new customers as well as increase lines for existing customers during the quarter. In addition, we continue to maintain our disciplined underwriting in this business. In the 12 months ended September 30, 2020, our commercial loan portfolio has grown 59 percent to $12.1 billion while our consumer loan portfolio has decreased 11 percent to $4.4 billion. Average deposits for the nine months ended September 30, 2020 increased to $10.8 billion, compared to $10.2 billion for the same period in 2019 driven primarily by higher customer balances.

	Three Months Ended,			Nine Months Ended,
Community Banking	September 30, 2020	June 30, 2020	Change	September 30, 2020	September 30, 2019	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$158	$133	$25	$395	$296	$99
Provision (benefit) for credit losses	(2)	(3)	1	3	17	(14)
Net interest income after provision for credit losses	160	136	24	392	279	113
Net gain (loss) on loan sales	2	—	2	2	(10)	12
Loan fees and charges	—	—	—	1	1	—
Loan administration expense	(1)	(1)	—	(2)	(3)	1
Other noninterest income	15	12	3	43	46	(3)
Total noninterest income	16	11	5	44	34	10
Compensation and benefits	28	24	4	79	77	2
Commissions	1	—	1	2	1	1
Loan processing expense	1	1	—	4	5	(1)
Other noninterest expense	63	124	(61)	231	125	106
Total noninterest expense	93	149	(56)	316	208	108
Income before indirect overhead allocations and income taxes	83	(2)	85	120	105	15
Indirect overhead allocation	(11)	(11)	—	(31)	(30)	(1)
Provision (benefit) for income taxes	15	(3)	18	19	16	3
Net income	$57	$(10)	$67	$70	$59	$11

Key Metrics
Average number of FTE employees	1,253	1,266	(13)	1,282	1,316	(34)

Comparison to Prior Quarter

    The Community Banking segment reported net income of $57 million for the three months ended September 30, 2020, compared to net loss of $10 million for the three months ended June 30, 2020. The $67 million increase was driven by the following:

•Other noninterest expense decreased $61 million primarily driven by a decrease in the intersegment expense allocation from the impact of the degradation of economic forecasts and credit downgrades on the provision for credit losses.
•Net interest income increased $25 million primarily driven by warehouse loan growth and the impact of lower interest rates on borrowing costs, especially core deposits due to the expiration of promotional rates on some of our savings deposits and the maturity of higher cost time deposits, partially offset by lower yields on earning assets.
•Compensation and benefits expense increased $4 million primarily due to the capitalization of direct PPP loan origination costs in the second quarter which did not reoccur.

Comparison to Prior Year to Date

    The Community Banking segment reported net income of $70 million for the nine months ended September 30, 2020, compared to $59 million for the nine months ended September 30, 2019. The increase was driven by the following:

•Net interest income increased $99 million driven by higher average loan and deposit balances, led by our warehouse business partially offset by lower margins due to rate cuts that have occurred over the past year.
•Provision (benefit) for credit losses was $14 million lower primarily due to lower net charge-offs as 2019 included the charge-off of the Live Well commercial loan.
•Noninterest income increased $10 million as during 2020 the Community Banking segment has not repurchased any residential HELOC loans from the Mortgage Originations segment. In 2019, HELOC purchases from the Mortgage Originations segment resulted in upfront losses for the Community Banking segment.
•Noninterest expense increased $108 million primarily driven by higher intersegment expense allocation from the impact of the degradation in the economic forecasts and credit downgrades on the provision for credit losses.

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

	Three Months Ended,			Nine Months Ended,
Mortgage Originations	September 30, 2020	June 30, 2020	Change	September 30, 2020	September 30, 2019	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$49	$56	$(7)	$147	$103	$44
Provision (benefit) for credit losses	(3)	(2)	(1)	(8)	(3)	(5)
Net interest income after provision for credit losses	52	58	(6)	155	106	49
Net gain on loan sales	344	303	41	737	243	494
Loan fees and charges	29	22	7	68	47	21
Loan administration expense	(10)	(8)	(2)	(25)	(16)	(9)
Net return (loss) on mortgage servicing rights	12	(8)	20	10	9	1
Other noninterest income	3	1	2	5	9	(4)
Total noninterest income	378	310	68	795	292	503
Compensation and benefits	42	38	4	111	79	32
Commissions	71	61	10	160	75	85
Loan processing expense	15	14	1	39	23	16
Other noninterest expense	32	56	(24)	114	63	51
Total noninterest expense	160	169	(9)	424	240	184
Income before indirect overhead allocations and income taxes	270	199	71	526	158	368
Indirect overhead allocation	(18)	(15)	(3)	(45)	(30)	(15)
Provision for income taxes	53	39	14	101	26	75
Net income	$199	$145	$54	$380	$102	$278

Key Metrics
Mortgage rate lock commitments (fallout-adjusted) (1)(2)	$15,000	$13,800	$1,200	$40,000	$24,100	$15,900
Average number of FTE employees	1,758	1,599	159	1,675	1,406	269
(1)Fallout adjusted refers to mortgage rate lock commitments which are adjusted by a percentage of mortgage loans in the pipeline that are not expected to close based on our historical experience and the impact of changes in interest rates.
(2)Rounded to nearest hundred million.

Comparison to Prior Quarter

    The Mortgage Originations segment reported net income of $199 million for the three months ended September 30, 2020 as compared to $145 million for the three months ended June 30, 2020. The increase was driven by the following:

•Net gain on loan sales increased $41 million, to $344 million, as compared to $303 million in the second quarter 2020. The net gain on loan sale margin increased 12 basis points, to 2.31 percent for the third quarter 2020, as compared to 2.19 percent for the second quarter 2020. The increase was primarily driven by improved execution in secondary marketing and the gain associated with the RMBS transaction we executed during the quarter. Fallout-adjusted locks increased $1.2 billion, or 9 percent, to $15.0 billion, as historically low interest rates continued to support a strong refinance market.
•Net return (loss) on mortgage servicing rights increased $20 million, to a $12 million net gain for the third quarter of 2020, compared to an $8 million net loss for the second quarter 2020. The third quarter 2020 MSR return normalized following the MSR valuation decrease caused by rising prepayment speeds in the second quarter of 2020.
•Loan fees and charges, commissions and loan processing expense all increased due to $2.3 billion higher mortgage closings in the third quarter of 2020.

•Other noninterest expense decreased $24 million primarily driven by certain performance-related earn out adjustments related to our Opes Advisors acquisition in the second quarter of 2020 along with a decrease in the intersegment expense allocation of $8 million from the impact of the degradation of economic forecasts and credit downgrades on the provision for credit losses.
•Net interest income declined $7 million driven about equally by lower average HFS and HFI mortgage balances as deliveries and payoffs outpaced new closings and yields continued to decline in line with market rates.

Comparison to Prior Year to Date

    The Mortgage Originations segment reported net income of $380 million for the nine months ended September 30, 2020 and $102 million for the nine months ended September 30, 2019. The increase was driven by the following:

•Net gain on loan sales increased $494 million, to $737 million, as compared to $243 million in the first nine months of 2019. Fallout adjusted locks increased $15.9 billion, or 65 percent, to $40.0 billion, primarily driven by low interest rates that fueled a strong refinance market. The net gain on loan sale margin increased 89 basis points to 1.85 percent for the first nine months of 2020, as compared to 0.96 percent for the first nine months of 2019 reflecting our management of volume level to fit our fulfillment capacity driven by demand due to market conditions, in addition to a higher mix of retail closings (29 percent during the first nine months of 2020 compared to 20 percent for the first nine months of 2019).
•Net interest income increased $44 million primarily due to $2.0 billion higher average LHFS balances resulting from increased mortgage production.
•Loan fees and charges, commissions and loan processing expense all increased due to $11.8 billion higher closings and increased retail mix in the first half of 2020.
•Other noninterest expense increased $51 million primarily driven by an increase in the intersegment expense allocation from the impact of the degradation of economic forecasts and credit downgrades on the provision for credit losses.

Mortgage Servicing

    The Mortgage Servicing segment services loans when we hold the MSR asset, and subservices mortgage loans for others through a scalable servicing platform on a fee for service basis. We may also collect ancillary fees and earn income through the use of noninterest bearing escrows. The loans we service generate custodial deposits which provide a stable funding source which support interest-earning asset generation in the Community Banking and Mortgage Originations segments. Revenue for serviced and subserviced loans is earned on a contractual fee basis, with the fees varying based on our responsibilities and the delinquency status of the underlying loans. The Mortgage Servicing segment also services residential mortgages for our LHFI portfolio in the Community Banking segment and our own MSR portfolio in the Mortgage Originations segment for which it earns intersegment revenue on a fee per loan basis.

	Three Months Ended,			Nine Months Ended,
Mortgage Servicing	September 30, 2020	June 30, 2020	Change	September 30, 2020	September 30, 2019	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$5	$4	$1	$14	$11	$3

Loan fees and charges	$16	$19	$(3)	$43	$22	$21
Loan administration income	40	36	4	112	91	21
Total noninterest income	56	55	1	155	113	42
Compensation and benefits	12	11	1	33	19	14
Loan processing expense	8	9	(1)	24	30	(6)
Other noninterest expense	21	17	4	57	43	14
Total noninterest expense	41	37	4	114	92	22
Income before indirect overhead allocations and income taxes	20	22	(2)	55	32	23
Indirect overhead allocation	(4)	(6)	2	(15)	(13)	(2)
Provision for income taxes	3	3	—	8	4	4
Net income	$13	$13	$—	$32	$15	$17

Key Metrics
Average number of residential loans serviced (1)	1,073,000	1,062,000	11,000	1,098,000	979,000	119,000
Average number of FTE employees	582	520	62	541	275	266
(1)Rounded to nearest thousand.

    The following table presents loans serviced and the number of accounts associated with those loans:

	September 30, 2020		June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$180,981	893,559	$174,517	854,693	$193,037	916,989	$194,638	918,662	$171,145	826,472
Serviced for others (3)	37,908	148,868	29,846	122,779	23,439	102,338	24,003	105,469	25,039	106,992
Serviced for own loan portfolio (4)	8,469	62,486	9,211	64,142	8,539	63,085	9,536	66,526	8,058	60,088
Total loans serviced	$227,358	1,104,913	$213,574	1,041,614	$225,015	1,082,412	$228,177	1,090,657	$204,242	993,552
(1)UPB, net of write downs, does not include premiums or discounts.
(2)Loans subserviced for a fee for non-Flagstar owned loans or MSRs. Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs.
(3)Loans for which Flagstar owns the MSR.
(4)Includes LHFI (residential first mortgage, home equity and other consumer), LHFS (residential first mortgage) and loans with government guarantees (residential first mortgage).

Comparison to Prior Quarter

The Mortgage Servicing segment reported net income of $13 million for the three months ended September 30, 2020, consistent with net income reported for the three months ended June 30, 2020. Loan administration income increased $4 million, driven by an increase in the average number of subserviced loans and higher monthly service fees for loans in forbearance. This was mostly offset by a $3 million decrease in loan fees and charges driven by lower ancillary fees.

Comparison to Prior Year to Date

The Mortgage Servicing segment reported net income of $32 million for the nine months ended September 30, 2020, compared to net income of $15 million for the nine months ended September 30, 2019. The $17 million increase in net income was driven by a $42 million increase in noninterest income, a result of a decline in LIBOR-based fees paid to sub-servicing customers on custodial deposits, higher ancillary income driven by increases in forbearance and loss mitigation activities, and higher subservice fee income due to an increase in the average number of subserviced loans as well as an increase in the number of delinquent loans which carry a higher servicing charge. This was partially offset by a $14 million increase in compensation and benefits expense primarily due to business growth, including bringing default servicing in-house in late 2019. Other noninterest expense increased $14 million driven by an increase in loans serviced and other fees, including software costs and corporate allocations.

Other

    The Other segment includes the treasury functions, which include the impact of interest rate risk management, balance sheet funding activities and the investment securities portfolios, as well as other expenses of a corporate nature, including corporate staff, risk management, and legal expenses which are charged to the line of business segments. The Other segment charges each operating segment a daily funds transfer pricing rate on their average assets which resets more rapidly than the underlying borrowing costs resulting in an asset sensitive position. In addition, the Other segment includes revenue and expenses not directly assigned or allocated to the Community Banking, Mortgage Originations or Mortgage Servicing segments.

	Three Months Ended,			Nine Months Ended,
Other	September 30, 2020	June 30, 2020	Change	September 30, 2020	September 30, 2019	Change
	(Dollars in millions)
Summary of Operations
Net interest income	$(32)	$(25)	$(7)	$(60)	$—	$(60)
Provision for credit losses	37	107	(70)	153	4	149
Net interest income after provision for credit losses	(69)	(132)	63	(213)	(4)	(209)
Net gain on loan sales	—	—	—	—	1	(1)
Loan administration income (expense)	(3)	(6)	3	(26)	(50)	24
Other noninterest income	5	8	(3)	20	58	(38)
Total noninterest income	2	2	—	(6)	9	(15)
Compensation and benefits	41	43	(2)	118	100	18
Loan processing expense	—	1	(1)	2	2	—
Other noninterest expense	(30)	(103)	73	(137)	1	(138)
Total noninterest expense	11	(59)	70	(17)	103	(120)
Income before indirect overhead allocations and income taxes	(78)	(71)	(7)	(202)	(98)	(104)
Indirect overhead allocation	33	32	1	91	73	18
Provision for income taxes	2	(7)	9	(13)	(9)	(4)
Net income (loss)	$(47)	$(32)	$(15)	$(98)	$(16)	$(82)

Key Metrics
Average number of FTE employees	1,163	1,142	21	1,163	1,056	107

Comparison to Prior Quarter

    The Other segment reported a net loss of $47 million, for the three months ended September 30, 2020, compared to a net loss of $32 million for the three months ended June 30, 2020. The $15 million higher loss was primarily driven by a decrease in net interest income as a result of the Bank’s overall asset sensitive position and the lower average rates throughout the third quarter. The provision for credit losses decreased $70 million as a result of the significant provision taken in second quarter of 2020 due to our forecast of economic and credit conditions as impacted by COVID-19. The additional provision in the third quarter of 2020 reflects our belief that the economy will continue to be challenged by the response to the COVID-19 pandemic for an extended period of time, especially as it relates to consumer loan forbearance and the commercial real estate sector. The provision for credit losses is directly allocated to the other applicable segments through other noninterest expense. The majority of all other activity within the Other segment largely offsets and is allocated back to the operating segments, recorded as contra other noninterest expense.

Comparison to Prior Year to Date

    The Other segment reported a net loss of $98 million, for the nine months ended September 30, 2020, compared to net loss of $16 million for the nine months ended September 30, 2019. The $82 million decrease was primarily due to a $60 million decrease in net interest income as a result of the Bank’s overall asset sensitive position and the lower average rates during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The nine months ended September 30, 2019 also includes a $25 million benefit from the DOJ Liability fair value adjustment. The provision for credit losses increased $149 million primarily due to changes in the forecasts of economic conditions and impacts of COVID-19. With the adoption of CECL on January 1, 2020, the difference between the consolidated provision for credit losses and the sum of total net charge-offs and the change in loan balances is still assigned to the Other segment. However, this amount now includes changes related to the economic forecasts, model changes, qualitative adjustments and credit downgrades. The provision for credit losses is then directly allocated to the other applicable segments through other noninterest expense. The majority of all other activity within the Other segment largely offsets and is allocated back to the operating segments, recorded as contra other noninterest expense.

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

    We maintain credit limits in compliance with regulatory requirements. Under HOLA, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of Tier 1 plus Tier 2 capital and any portion of the allowance for credit losses not included in the Tier 2 capital. This limit was $371 million as of September 30, 2020. We maintain a more conservative maximum internal Bank credit limit than required by HOLA of $100 million to any one borrower/obligor relationship, with the exception of warehouse borrower/obligor relationships which have a higher internal Bank limit of $125 million. During 2020, the Board approved the extension of short-term “overlines” to certain warehouse borrowers as all advances are fully collateralized by residential mortgage loans and this asset class has had very low levels of historical loss, resulting in a temporary increase of the warehouse borrower limit to $175 million. We have a tracking and reporting process to monitor lending concentration levels, and all credit exposures to a single or related borrower that exceed $50 million must be approved by the Board of Directors.

    Our commercial loan portfolio has been built on our relationship-based lending strategy. We provide financing and banking products to our commercial customers in our core banking footprint and will follow those established customer relationships to meet their financing needs in areas outside of our footprint. We have also formed relationship lending on a national scale through our home builder finance and warehouse lending businesses. At September 30, 2020, we had $12.1 billion in our commercial loan portfolio with our warehouse lending and home builder finance businesses accounting for 63 percent of the total. Of the remaining commercial loans in our portfolio, the majority of CRE and C&I loans were with customers who have established relationships within our core banking footprint.

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

    Our commercial loan portfolio includes leveraged lending. The Bank defines a transaction as leveraged when two or more of the following conditions exist: 1) proceeds from the loan are used for buyouts, acquisitions, recapitalization or capital distributions, 2) the borrower's total funded debt to EBITDA ratio is greater than four or Senior Funded Debt to EBITDA ratio is greater than three, 3) the borrower has a high debt to net worth ratio within its industry or sector as defined by internal limits, and 4) debt leverage significantly exceeds industry norms or historical levels for leverage as defined by internal limits. Leveraged lending transactions typically result in leverage ratios that are significantly above industry norms or historical levels. Our leveraged lending portfolio and other loan portfolios with above-average default probabilities tend to behave similarly during a downturn in the general economy or a downturn within a specific sector. Consequently, we take steps to avoid undue concentrations by setting limits consistent with our appetite for risk and our financial capacity. In addition, there are specific underwriting conditions set for our leveraged loan portfolio and there is additional emphasis on certain items beyond the standard underwriting process including synergies, collateral shortfall and projections.

    Our commercial loan portfolio also includes loans that are part of the SNC Program. A SNC is defined as any loan or loan commitment of at least $100 million that is shared by three or more federally regulated institutions. On an annual basis, a joint regulatory task force performs a risk assessment of all SNCs. When completed, these risk ratings are shared and our risk rating must be no better than the risk rating listed in the SNC assessment. Exposure and credit quality for SNCs are carefully monitored and reported internally.

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

    The consumer loan portfolio has been built on strong underwriting criteria and within concentration limits intended to diversify our risk profile. We have built our consumer loan portfolio by adding high quality first mortgage loans to our balance sheet making up 57 percent of our total consumer loan portfolio at September 30, 2020.

Loans held-for-investment

    The following table summarizes amortized cost of our loans held-for-investment by category:

	September 30, 2020	% of Total	December 31, 2019	% of Total	Change
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,472	15.0%	$3,154	26.0%	$(682)
Home equity (1)	924	5.6%	1,024	8.4%	(100)
Other	973	5.9%	729	6.0%	244
Total consumer loans	4,369	26.5%	4,907	40.5%	(538)
Commercial loans
Commercial real estate	2,996	18.2%	2,828	23.3%	168
Commercial and industrial	1,520	9.2%	1,634	13.5%	(114)
Warehouse lending	7,591	46.1%	2,760	22.8%	4,831
Total commercial loans	12,107	73.5%	7,222	59.5%	4,885
Total loans held-for-investment	$16,476	100.0%	$12,129	100.0%	$4,347
(1)Includes second mortgages, HELOCs and HELOANs.

    Prior to March 2020 we had continued to strengthen our Community Banking segment by growing our consumer and commercial real estate LHFI. Due to the COVID-19 pandemic, subsequent to March 2020 we have focused on managing credit in our CRE and C&I portfolios while growing our lower-risk, higher return warehouse lending portfolio. This drove growth in our commercial loan portfolio of $4.9 billion, or 68 percent, from December 31, 2019 to September 30, 2020. Our consumer loan portfolio decreased $538 million, or 11 percent, from December 31, 2019 to September 30, 2020 as a $244 million increase in other consumer loans was more than offset by a $682 million decrease in residential first mortgage loans due to higher refinance activity and lower new closings to the HFI portfolio.

    Residential first mortgage loans. We originate or purchase various types of conforming and non-conforming fixed and adjustable rate loans underwritten using Fannie Mae and Freddie Mac guidelines for the purpose of purchasing or refinancing owner occupied and second home properties. We typically hold certain mortgage loans in LHFI that do not qualify for sale to the Agencies and that have an acceptable yield and risk profile. The LTV requirements on our residential first mortgage loans vary depending on occupancy, property type, loan amount, and FICO scores. Loans with LTVs exceeding 80 percent are required to obtain mortgage insurance. As of September 30, 2020, loans in this portfolio had an average current FICO score of 738 and an average LTV of 52 percent.

    The following table presents amortized cost of our total residential first mortgage LHFI by major category:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Estimated LTVs (1)
Less than 80% and current FICO scores (2):
Equal to or greater than 660	$1,676	$2,263
Less than 660	92	93
80% and greater and current FICO scores (2):
Equal to or greater than 660	624	687
Less than 660	80	111
Total	$2,472	$3,154
Geographic region
California	$908	$1,205
Michigan	420	442
Texas	169	205
Washington	148	181
Florida	116	214
Colorado	69	68
Arizona	61	79
Illinois	59	95
New York	56	84
New Jersey	38	49
Other	428	532
Total	$2,472	$3,154
(1)LTVs reflect loan balance at the date reported, as a percentage of property values as appraised at loan closing.
(2)FICO scores are updated at least on a quarterly basis or more frequently, if available.

    The following table presents amortized cost of our total residential first mortgage LHFI as of September 30, 2020, by year of closing:

	2020	2019	2018	2017	2016 and Prior	Total
	(Dollars in millions)
Residential first mortgage loans	$274	$676	$305	$366	$851	$2,472
Percent of total	11.1%	27.3%	12.3%	14.8%	34.5%	100.0%

    Home equity. Our home equity portfolio includes HELOANs, second mortgage loans, and HELOCs. These loans require full documentation and are underwritten and priced in an effort to ensure credit quality and loan profitability. Our debt-to-income ratio on HELOANs and HELOCs is capped at 43 percent and 45 percent, respectively. We currently limit the maximum CLTV to 89.99 percent and FICO scores to a minimum of 660 for primary residences and 680 for second homes. Second mortgage loans and HELOANs are fixed rate loans and are available with terms up to 20 years. HELOC loans are variable-rate loans that contain a 10-year interest only draw period followed by a 20-year amortizing period. At September 30, 2020, HELOCs and HELOANs in a first lien position totaled $189 million. As of September 30, 2020, loans in this portfolio had an average current FICO score of 746 and an average CLTV of 54 percent.

    Other consumer loans. Our other consumer loan portfolio consists of secured and unsecured loans originated through our indirect lending business, third party closings and our Community Banking segment.

The following table presents amortized cost of our other consumer loan portfolio by purchase type:

	September 30, 2020		December 31, 2019
	Balance	% of Portfolio	Balance	% of Portfolio
	(Dollars in millions)
Indirect lending	$710	73%	$577	79%
Point of Sale	202	21%	63	9%
Other	61	6%	89	12%
Total other consumer loans	$973	100%	$729	100%

    At September 30, 2020, other consumer loans increased to $973 million compared to $729 million at December 31, 2019. The increase is primarily due to growth in our high quality, dealer relationship based, non-auto indirect lending business of which 68 percent is secured by boats and 32 percent secured by recreational vehicles and our point of sale portfolio. As of September 30, 2020, loans in our indirect portfolio had an average current FICO score of 749. Point of sale loans include loans originated in conjunction with certain third-party financial technology companies.

    Commercial real estate loans. The commercial real estate portfolio contains loans collateralized by diversified property types which are primarily income producing in the normal course of business. The majority of our retail exposure is to neighborhood centers and single tenant locations, which include pharmacies and hardware stores. Generally, the maximum LTV is 80 percent, or 90 percent for owner-occupied real estate, and the minimum debt service coverage is 1.20. At September 30, 2020, our average LTV and average debt service coverage for our CRE portfolio, excluding owner-occupied real estate, was 53 percent and 2.35 times, respectively. Our CRE loans primarily earn interest at a variable rate.

    Our national home builder finance program within our commercial portfolio contained $2.0 billion in commitments with $849 million in outstanding loans as of September 30, 2020. Certain of these loans are collateralized and included in our CRE portfolio while the remaining loans are unsecured and included in our C&I portfolio.

    As of September 30, 2020, our CRE portfolio included $187 million of SNCs and one leveraged lending loan of $4 million. The SNC portfolio had seventeen borrowers with an average UPB of $22 million and an average commitment of $34 million. There were no nonperforming SNC or leveraged loans as of September 30, 2020, and no SNC or leveraged loans outstanding were rated as special mention or substandard.

    The following table presents amortized cost of our total CRE LHFI by collateral location and collateral type:

	MI	TX	CA	CO	FL	Other	Total	% by collateral type
	(Dollars in millions)
September 30, 2020
Home builder	$28	$171	$138	$142	$107	$181	$767	25.6%
Owner occupied	305	4	27	—	1	50	387	12.9%
Multi family	208	79	35	9	13	145	489	16.3%
Retail (1)	163	—	6	4	—	111	284	9.5%
Office	181	19	—	—	2	55	257	8.6%
Hotel	136	—	25	—	—	94	255	8.5%
Senior living facility	75	25	—	—	4	61	165	5.5%
Industrial	52	—	25	—	6	25	108	3.6%
Parking garage/lot	48	9	1	—	1	33	92	3.1%
Land-residential (2)	3	—	7	—	4	5	19	0.6%
Shopping Mall	4	—	14	—	—	—	18	0.6%
Single family residence (3)	1	—	—	—	—	2	3	0.1%
All other (4)	15	48	21	3	18	47	152	5.1%
Total	$1,219	$355	$299	$158	$156	$809	$2,996	100.0%
Percent by state	40.7%	11.8%	10.0%	5.3%	5.2%	27.0%	100.0%
(1)Includes multipurpose retail space, neighborhood centers, shopping centers and single-use retail space.
(2)Loans secured by land. Land residential includes development and unimproved vacant land.
(3)Loans secured by 1-4 single family residence properties.
(4)All other primarily includes: mini-storage facilities, data centers, movie theaters, etc.

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

    As of September 30, 2020, our C&I portfolio included $645 million of SNCs. We are the lead bank on 26 percent of the SNCs. The services sector and the financial and insurance sector comprised the majority of the portfolio's NBV with 28 and 39 percent of the balance, respectively. The SNC portfolio had forty-nine borrowers with an average UPB of $13 million and an average commitment of $25 million. There were no nonperforming loans or loans rated as special mention as of September 30, 2020, and loans totaling $26 million of amortized cost were rated as substandard.

    As of September 30, 2020, our C&I portfolio included $327 million of leveraged lending, of which $212 million were SNCs. The manufacturing sector comprised 49 percent of the leveraged lending portfolio, and the financial and insurance sector comprised 25 percent. There were no nonperforming loans as of September 30, 2020, and loans totaling $21 million and $25 million were rated as special mention and substandard, respectively. Included in Financial & Insurance within our C&I portfolio, are $151 million in loans outstanding to 4 borrowers that are collateralized by MSR assets. Our amounts outstanding to those borrowers range from $10 million to $60 million and the ratio of the loan outstanding to the fair market value of the collateral ranges from 21 percent to 48 percent.

    The following table presents amortized cost of our total C&I LHFI by borrower's geographic location and industry type as defined by North American Industry Classification System (NAICS):

	MI	CA	OH	IN	WI	TX	MN	NY	SC	CT	Other	Total	% by industry
	(Dollars in millions)
September 30, 2020
Financial & Insurance	$92	$19	$21	$13	$—	$31	$60	$67	$60	$5	$125	$493	32.4%
Services	103	39	2	7	—	28	21	—	—	42	88	330	21.7%
Manufacturing	158	6	28	1	7	12	—	—	—	—	52	264	17.4%
Home Builder Finance	—	12	—	—	—	58	—	—	—	—	1	71	4.7%
Rental & Leasing	80	—	13	—	—	—	—	—	—	—	30	123	8.1%
Distribution	80	20	1	2	—	—	—	—	—	—	14	117	7.7%
Healthcare	2	14	1	—	—	8	—	—	—	—	13	38	2.5%
Government & Education	28	6	—	20	—	—	—	—	—	13	—	67	4.4%
Servicing Advances	—	—	—	—	—	—	—	—	—	—	10	10	0.7%
Commodities	3	—	—	1	—	—	—	—	—	—	3	7	0.5%
Total	$546	$116	$66	$44	$7	$137	$81	$67	$60	$60	$336	$1,520	100.0%
Percent by state	36.1%	7.6%	4.3%	2.9%	0.5%	9.0%	5.3%	4.4%	3.9%	3.9%	22.1%	100.0%

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

    Underlying mortgage loans are predominantly originated using the Agencies' underwriting standards. The guideline for debt to tangible net worth is 15 to 1. The aggregate committed amount of adjustable-rate warehouse lines of credit granted to other mortgage lenders at September 30, 2020 was $10.0 billion, of which $7.6 billion was outstanding, compared to $4.8 billion at September 30, 2019, of which $3.2 billion was outstanding.

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

Nonperforming assets

    The following table sets forth our nonperforming assets:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
LHFI
Residential first mortgage	$22	$13
Commercial and industrial	10	—
Home equity	2	2
Other consumer	2	1
Total nonperforming LHFI	36	16
TDRs
Residential first mortgage	7	8
Home equity	2	2
Total nonperforming TDRs	9	10
Total nonperforming LHFI and TDRs (1)	45	26
Real estate and other nonperforming assets, net	6	10
LHFS	6	5
Total nonperforming assets	$57	$41
Nonperforming assets to total assets (2)	0.17%	0.15%
Nonperforming LHFI and TDRs to LHFI	0.28%	0.21%
Nonperforming assets to LHFI and repossessed assets (2)	0.31%	0.30%
(1)Includes less than 90 day past due performing loans placed on nonaccrual. Interest is not being accrued on these loans.
(2)Ratio excludes LHFS, which are recorded at fair value.

    The following table sets forth activity related to our total nonperforming LHFI and TDRs:

	Three Months Ended,		Nine Months Ended,
	September 30, 2020	June 30, 2020	September 30, 2020	September 30, 2019
	(Dollars in millions)
Beginning balance	$33	$29	$26	$22
Additions	17	12	39	82
Reductions	1	—	1	—
Principal payments	(3)	(1)	(11)	(41)
Charge-offs	(2)	(1)	(4)	(34)
Return to Performing Status	(1)	(6)	(6)	(1)
Transfers to REO	—	—	—	(2)
Total nonperforming LHFI and TDRs (1)	$45	$33	$45	$26
(1)Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.

Delinquencies

    The following table sets forth loans 30-89 days past due in our LHFI portfolio:

	September 30, 2020		December 31, 2019
	Amount	% of LHFI	Amount	% of LHFI
	(Dollars in millions)
Performing loans past due 30-89:
Consumer loans
Residential first mortgage	$8	0.05%	$9	0.08%
Home equity	1	0.01%	1	0.01%
Other consumer	4	0.02%	4	0.03%
Total consumer loans	13	0.08%	14	0.12%
Total performing loans past due 30-89 days	$13	0.08%	$14	0.12%

    For further information, see Note 4 - Loans Held-for-Investment.

Payment Deferrals

Beginning in March 2020, as a response to COVID-19, we offered our consumer borrowers principal and interest payment deferrals, forbearance and/or extensions. Consumer borrowers were not required to provide proof of hardship to be granted forbearance or payment deferral. Typically payment history is the primary tool used to identify consumer borrowers who are experiencing financial difficulty. Forbearance or payment deferrals make this determination more challenging. In addition, consumer borrowers who have requested forbearance or payment deferrals are not being aged and remain in the aging category they were in prior to forbearance or payment deferral.

    The table below summarizes borrowers in our consumer loan portfolios that are in forbearance or were granted a payment deferral:

	As of September 30, 2020			As of June 30, 2020
	Number of Borrowers	UPB	Percent of Portfolio	Number of Borrowers	UPB	Percent of Portfolio
	(Dollars in millions)
Loans Held-For-Investment
Consumer loans
Residential first mortgage	819	$255	10.4%	885	$292	10.8%
Home equity	821	62	6.9%	1,015	87	9.0%
Other consumer	887	40	4.2%	1,408	50	5.8%
Total consumer loan deferrals/forbearance	2,527	$357	8.3%	3,308	$429	9.5%

Loans Held-For-Sale
Residential first mortgage	142	$71	1.6%	302	$126	4.0%

As of September 30, 2020, commercial borrowers requested and were granted $47 million of payment deferrals, and, of that amount, $19 million are deferrals of both principal and interest payments, $12 million are deferrals of principal only, and $16 million are deferrals of interest only. Commercial borrowers who have requested payment deferrals are not being aged and remain in the aging category they were in prior to payment deferral.

The table below summarizes borrowers in our commercial loan portfolios that have requested and received payment deferral:

	As of September 30, 2020			As of June 30, 2020
	Number of Borrowers	UPB	Percent of Portfolio	Number of Borrowers	UPB	Percent of Portfolio
	(Dollars in millions)
Loans Held-For-Investment
Automotive	1	$1	1.5%	8	$44	28.4%
Leisure & entertainment	2	—	0.1%	13	15	12.1%
Healthcare	—	—	—%	14	4	9.0%
Other	11	7	0.6%	70	108	6.6%
Total C&I deferrals	14	8	0.6%	105	171	13.3%
Hotel	3	28	10.8%	12	132	56.3%
Retail	—	—	—%	24	91	29.1%
Senior housing	—	—	—%	1	7	5.0%
Other	7	11	0.4%	98	148	6.4%
Total CRE deferrals	10	39	1.3%	135	378	12.5%
Warehouse deferrals	—	—	—%	—	—	—%
Total commercial loan deferrals (1)	24	$47	1.0%	240	$549	11.0%
(1)Percent shown excludes warehouse loans.

The table below summarizes the percent of our residential loan servicing portfolio in forbearance as of September 30, 2020:

			Loans in Forbearance
			Borrowers making July, August and September Payments		Remaining Borrowers		Total Loans in Forbearance
	Total Population
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Percent of UPB	Percent of Accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$180,981	893,559	$5,654	26,529	$15,103	67,192	11.5%	10.5%
Serviced for others (3) (4)	37,908	148,868	950	3,908	3,081	12,217	10.6%	10.8%
Serviced for own loan portfolio (5)	8,469	62,486	196	1,792	468	1,886	7.8%	5.9%
Total loans serviced	$227,358	1,104,913	$6,800	32,229	$18,652	81,295	11.2%	10.3%
(1)UPB, net of write downs, does not include premiums or discounts.
(2)Loans subserviced for a fee for non-Flagstar owned loans or MSRs. Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs.
(3)Loans for which Flagstar owns the MSR.
(4)Of the $1.8 million of GNMA repurchase options on the balance sheet as of September 30, 2020, $1.7 billion relates to loans in forbearance and are included in remaining borrowers.
(5)Includes LHFI (residential first mortgage, home equity and other consumer), LHFS (residential first mortgage), and loans with government guarantees (residential first mortgage).

The table below summarizes the percent of our residential loan servicing portfolio in forbearance as of June 30, 2020:

			Loans in Forbearance
			Borrowers making April, May and June Payments		Remaining Borrowers		Total Loans in Forbearance
	Total Population
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Percent of UPB	Percent of Accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$174,384	854,216	$7,145	32,403	$13,808	59,692	12.0%	10.8%
Serviced for others (3)	29,979	123,256	1,261	5,058	3,018	11,661	14.3%	13.6%
Serviced for own loan portfolio (4)	9,211	64,142	237	1,895	473	1,850	7.7%	5.8%
Total loans serviced	$213,574	1,041,614	$8,643	39,356	$17,299	73,203	12.1%	10.8%
(1) UPB, net of write downs, does not include premiums or discounts.
(2) Loans subserviced for a fee for non-Flagstar owned loans or MSRs. Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs.
(3) Loans for which Flagstar owns the MSR. Remaining borrowers includes $1.1 billion of GNMA repurchase options related to loans in forbearance.
(4) Includes LHFI (residential first mortgage, home equity and other consumer), LHFS (residential first mortgage), loans with government guarantees (residential first mortgage), and repossessed assets.

As the MSR owner for loans serviced for others, the Agencies require us to advance payments on past due loans as follows:

	Principal and Interest	Taxes and Insurance
Fannie Mae and Freddie Mac	4 months	No time limit
GNMA	No time limit	No time limit

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

    The following table sets forth a summary of TDRs by performing status:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Performing TDRs
Consumer Loans
Residential first mortgage	$20	$20
Home equity	14	18
Commercial Real Estate	5	—
Total performing TDRs	39	38
Nonperforming TDRs
Nonperforming TDRs	4	3
Nonperforming TDRs, performing for less than six months	5	7
Total nonperforming TDRs	9	10
Total TDRs	$48	$48

At September 30, 2020 our total TDR loans were consistent with December 31, 2019, primarily due to the addition of a commercial real estate loan offset by principal payments and payoffs. Of our total TDR loans, 81 percent and 79 percent were in performing status at September 30, 2020 and December 31, 2019, respectively. For further information, see Note 4 - Loans Held-for-Investment.

Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses balance for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020
	Residential First Mortgage	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio (1)	Unfunded Commitments	Total ACL
	(Dollars in millions)
Beginning allowance balance	$60	$28	$34	$83	$23	$1	$229	$21	$250
Provision (benefit) for credit losses:
Loan volume	(4)	(1)	3	—	(4)	1	(5)	4	(1)
Economic forecast (2)	(3)	(3)	(1)	—	—	—	(7)	—	(7)
Credit (3)	(7)	1	(4)	13	12	—	15	—	15
Qualitative factor adjustments (4)	6	3	5	(7)	11	3	21	—	21
Charge-offs	(2)	(1)	(1)	—	—	—	(4)	—	(4)
Provision for charge-offs	2	1	1	—	—	—	4	—	4
Recoveries	—	1	1	—	—	—	2	—	2
Ending allowance balance	$52	$29	$38	$89	$42	$5	$255	$25	$280
          (1) Excludes loans carried under the fair value option.
(2) Includes changes in the lifetime loss rate based on current economic forecasts as compared to forecasts used in the prior quarter.
(3) Includes changes in the probability of default and severity of default based on current borrower and guarantor characteristics, as well as individually evaluated reserves.
(4) Includes $10 million of unallocated reserve attributed to various portfolios for presentation purposes.

	Nine Months Ended September 30, 2020
	Residential First Mortgage	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total LHFI Portfolio (1)	Unfunded Commitments	Total ACL
	(Dollars in millions)
Beginning balance ALLL	$22	$14	$6	$38	$22	$5	$107	$3	$110
Impact of adopting ASC 326	25	12	10	(14)	(6)	(4)	23	7	30
Beginning allowance balance	47	26	16	24	16	1	130	10	140
Provision (benefit) for credit losses:
Loan volume	(8)	(2)	8	2	(1)	1	—	4	4
Economic forecast (2)	11	—	5	15	(3)	—	28	11	39
Credit (3)	(4)	(1)	2	23	12	—	32	—	32
Qualitative factor adjustments (4)	6	3	5	25	18	3	60	—	60
Charge-offs	(5)	(3)	(4)	—	—	—	(12)	—	(12)
Provision for charge-offs	5	3	4	—	—	—	12	—	12
Recoveries	—	3	2	—	—	—	5	—	5
Ending allowance balance	$52	$29	$38	$89	$42	$5	$255	$25	$280
(1) Excludes loans carried under the fair value option.
(2) Includes changes in the lifetime loss rate based on current economic forecasts as compared to forecasts used in the prior quarter.
(3) Includes changes in the probability of default and severity of default based on current borrower and guarantor characteristics, as well as individually evaluated reserves.
(4) Includes $10 million of unallocated reserve attributed to various portfolios for presentation purposes.

The allowance for credit losses was $280 million at September 30, 2020, compared to $250 million at June 30, 2020. The increase in the allowance is primarily reflective of changes in our economic forecast and judgment we applied related to those forecasts and underlying borrower credit as a result of the ongoing COVID-19 pandemic between June 30, 2020 and September 30, 2020. We utilized the Moody’s September scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. The resulting composite forecast for the third quarter 2020 was roughly equivalent to the scenario used in the second quarter 2020. Unemployment ends the year at 10 percent and recovers only slightly in 2021. GDP recovers only slightly by the end of the year from current levels and does not return to near pre-COVID level until 2024. HPI decreases 2 percent from mid-2020 through 2021. We judgmentally increased the qualitative reserves by $21 million, guided by the model output from Moody's adverse scenario, our judgment relating to industries and borrowers we believe could be more exposed to the stressful conditions in our forecast, uncertainty related to loans in forbearance and our judgment regarding economic uncertainty including the impact from the upcoming national election and additional government stimulus.

    The allowance as a percentage of LHFI was 1.7 percent at September 30, 2020 compared to 0.9 percent at December 31, 2019. Excluding warehouse, the allowance as a percentage of LHFI was 3.1 percent at September 30, 2020 compared to 1.1 percent at December 31, 2019. The increase in the allowance, as a percentage of LHFI is reflective of the additional increases to the allowance to reflect the change in economic and credit forecast used during that period. At September 30, 2020, we had a 2.8 percent and 1.3 percent allowance coverage on our consumer loan portfolio and our commercial loan portfolio, respectively.

The following tables set forth certain information regarding the allocation of our allowance to each loan category, including the allowance amount as a percentage of amortized cost and average loan life:

	September 30, 2020
	LHFI Portfolio (1)	Percent of Portfolio	Allowance Amount (2)	Allowance as a Percent of Loan Portfolio	Weighted Average Loan Life
Consumer loans
Residential first mortgage	$2,459	14.9%	$52	2.1%	4
Home equity	922	5.6%	29	3.1%	3
Other consumer	973	5.9%	39	4.0%	3
Total consumer loans	4,354	26.5%	120	2.8%
Commercial loans
Commercial real estate	$2,996	18.2%	$106	3.5%	2
Commercial and industrial	1,520	9.2%	47	3.1%	2
Warehouse lending	7,591	46.1%	7	0.1%	—
Total commercial loans	12,107	73.5%	160	1.3%
Total consumer and commercial loans	$16,461	100.0%	$280	1.7%
Total consumer and commercial loans excluding warehouse	$8,870	53.9%	$273	3.1%
(1) Excludes loans carried under the fair value option
(2) Includes allowance for loan losses and reserve for unfunded commitments

	December 31, 2019
	LHFI Portfolio (1)	Percent of Portfolio	Allowance Amount (2)	Allowance as a Percent of Loan Portfolio	Weighted Average Loan Life
Consumer loans
Residential first mortgage	$3,145	26.0%	$22	0.7%	5
Home equity	1,021	8.4%	14	1.4%	3
Other consumer	729	6.0%	6	0.8%	2
Total consumer loans	4,895	40.4%	42	0.9%
Commercial loans
Commercial real estate	$2,828	23.3%	$40	1.4%	2
Commercial and industrial	1,634	13.5%	23	1.4%	1
Warehouse lending	2,760	22.8%	5	0.2%	—
Total commercial loans	7,222	59.6%	68	0.9%
Total consumer and commercial loans	$12,117	100.0%	$110	0.9%
Total consumer and commercial loans excluding warehouse	$9,357	77.2%	$105	1.1%
(1) Excludes loans carried under the fair value option
(2) Includes allowance for loan losses and reserve for unfunded commitments

Market Risk

    Market risk is the risk of reduced earnings and/or declines in the net market value of the balance sheet due to changes in market rates. Our primary market risk is interest rate risk which impacts our net interest income, fee income related to interest sensitive activities such as mortgage closing and servicing income, and loan and deposit demand.

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

Net interest income sensitivity

    Management uses a simulation model to analyze the sensitivity of net interest income to changes in interest rates across various interest rate scenarios which demonstrates the level of interest rate risk inherent in the existing balance sheet. The analysis holds the current balance sheet values constant and does not take into account management intervention. In addition, we assume certain correlation rates, often referred to as a “deposit beta,” for interest-bearing deposits, wherein the rates paid to customers change relative to changes in benchmark interest rates. The effect on net interest income over a 12-month time horizon due to hypothetical changes in market interest rates is presented in the table below. In this interest rate shock simulation, as of the periods presented, interest rates have been adjusted by instantaneous parallel changes rather than in a ramp simulation which applies interest rate changes over time. All rates, short-term and long-term, are changed by the same amount (e.g. plus or minus 100 basis points) resulting in the shape of the yield curve remaining unchanged.

September 30, 2020
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$677	$80	13.5%
Constant	$596	$—	—%
(100)	N/M	N/M	N/M
December 31, 2019
Scenario	Net interest income	$ Change	% Change
	(Dollars in millions)
100	$592	$34	6.0%
Constant	$559	$—	—%
(100)	$520	$(39)	(6.9)%

    In the net interest income simulations, our balance sheet exhibits asset sensitivity. When interest rates rise our net interest income increases. Conversely, when interest rates fall our net interest income decreases. At September 30, 2020, the $37 million increase in net interest income in the constant scenario as compared to that at December 31, 2019 was primarily driven by the growth in our interest earning assets partially offset by lower short-term market rates.

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

September 30, 2020					December 31, 2019
Scenario	EVE	EVE %	$ Change	% Change	Scenario	EVE	EVE %	$ Change	% Change	Policy Limits
(Dollars in millions)
300	$3,643	12.4%	$710	24.2%	300	$3,147	13.6%	$150	5.0%	22.5%
200	$3,495	11.9%	$562	19.2%	200	$3,152	13.7%	$155	5.2%	15.0%
100	$3,287	11.2%	$354	12.1%	100	$3,103	13.5%	$106	3.5%	7.5%
Current	$2,933	10.0%	$—	—%	Current	$2,997	13.0%	$—	—%	—%
(100)	N/M	N/M	N/M	N/M	(100)	$2,832	12.3%	$(165)	(5.5)%	7.5%

    Our balance sheet exhibits asset sensitivity in various interest rate scenarios. The increase in EVE as rates raise is the result of the amount of assets that would be expected to reprice exceeding the amount of liabilities repriced. This increased as of September 30, 2020 compared to December 31, 2019 due to the addition of pay fixed interest rate swaps. At September 30, 2020 and December 31, 2019, for each scenario shown, the percentage change in our EVE is within our Board policy limits.

Derivative financial instruments

    As a part of our risk management strategy, we use derivative financial instruments to minimize fluctuation in earnings caused by market risk. We use forward sales commitments to hedge our unclosed mortgage closing pipeline and funded mortgage LHFS. All of our derivatives and mortgage loan production originated for sale are accounted for at fair market value. Changes to our unclosed mortgage closing pipeline are based on changes in fair value of the underlying loan, which is impacted most significantly by changes in interest rates and changes in the probability that the loan will not fund within the terms of the commitment, referred to as a fallout factor or, inversely, a pull-through rate. Market risk on interest rate lock commitments and mortgage LHFS is managed using corresponding forward sale commitments. The adequacy of these hedging strategies, and the ability to fully or partially hedge market risk, rely on various assumptions or projections, including a fallout factor, which is based on a statistical analysis of our actual rate lock fallout history. For further information, see Note 8 - Derivative Financial Instruments and Note 16 - Fair Value Measurements.

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

Parent Company Liquidity

    The Company currently obtains its liquidity primarily from dividends from the Bank. The primary uses of the Company's liquidity are debt service, operating expenses and the payment of cash dividends which were increased to $0.05 per share in the first quarter 2020. The Company holds $246 million of senior notes which are scheduled to mature on July 15, 2021. At September 30, 2020, the Company held $305 million of cash on deposit at the Bank, for future cash outflows for an amount sufficient to service the senior notes, repay the senior notes at maturity, pay dividends and cover the operating expenses of the Company.

    The OCC and the FRB regulate all capital distributions made by the Bank, directly or indirectly, to the holding company, including dividend payments. Whether an application or notice is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the dividend. Additional restrictions on dividends apply if the Bank fails the QTL test. As of September 30, 2020, the Bank is in compliance with the QTL test. At September 30, 2020, the Bank is able to pay dividends to the holding company of approximately $249 million without submitting an application to the OCC and remain well capitalized.

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

    Further, other sources of liquidity include our LHFS portfolio and unencumbered investment securities. We primarily originate agency-eligible LHFS and therefore the majority of new residential first mortgage loan closings are readily convertible to cash, either by selling them as part of our monthly agency sales, RMBS, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. In addition, we have the ability to sell unencumbered investment securities or use them as collateral. At September 30, 2020, we had $2.5 billion available in unencumbered investment securities.

    Our primary measure of liquidity is a ratio of ready liquidity to volatile funding, the volatile funds coverage ratio (“VFCR”). The VFCR is a liquidity coverage ratio that is customized to our business and ensures we have adequate coverage to meet our liquidity needs during times of liquidity stress. Volatile funds are the portion of the Bank’s funding identified as being at a higher risk of runoff in times of stress. Ready liquidity consists of cash on reserve at the Federal Reserve and unused borrowing capacity provided by the loan and investments portfolios. The VFCR is calculated, reported, and forecasted daily as part of our liquidity management framework and was 59 percent as of September 30, 2020.

    Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. We balance the liquidity of our loan assets to our available funding sources. Our LHFI portfolio is funded with stable core deposits whereas our warehouse loans and LHFS may be funded with FHLB borrowings and custodial deposits. Warehouse loans are typically more liquid than other loan assets, as loans are paid within a short amount of time, when the lender sells the loan to an outside investor or, in some instances, to the Bank. As not all asset categories require the same level of liquidity, our loan-to-deposit ratio shows how we manage our liquidity position, how much liquidity we have and the agility of our balance sheet. The Company's average HFI loan-to-deposit ratio, was 75.9 percent for the three months ended September 30, 2020. Excluding warehouse loans, which have draws that typically pay off within a few weeks, and custodial deposits, which represent mortgage escrow accounts on deposit with the Bank, the average HFI loan-to-deposit ratio was 74.8 percent for the three months ended September 30, 2020.

    As governed and defined by our policy, we maintain adequate excess liquidity levels appropriate to cover unanticipated liquidity needs. In addition to this liquidity, we also maintain targeted minimum levels of unused borrowing capacity as another cushion against unexpected liquidity needs. Each business day, we forecast 90 days of daily cash needs. This allows us to determine our projected near term daily cash fluctuations and also to plan and adjust, if necessary, future activities. As a result, in an adverse environment, we believe we would be able to make adjustments to operations as required to meet the liquidity needs of our business, including adjusting deposit rates to increase deposits, planning for additional FHLB borrowings, accelerating sales of LHFS (agencies and/or private), selling LHFI or investment securities, borrowing through the use of repurchase agreements, reducing closings, making changes to warehouse funding facilities, or borrowing from the discount window.

    Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity.

    The following table presents primary sources of funding as of the dates indicated:

	September 30, 2020	December 31, 2019	Change
	(Dollars in millions)
Retail deposits	$9,747	$9,164	$583
Government deposits	1,748	1,213	535
Wholesale deposits	1,034	633	401
Custodial deposits	7,416	4,136	3,280
Total deposits	19,945	15,146	4,799
FHLB advances and other short-term debt	3,426	4,815	(1,389)
Other long-term debt	493	496	(3)
Total borrowed funds	3,919	5,311	(1,392)
Total funding	$23,864	$20,457	$3,407

    The following table presents certain liquidity sources and borrowing capacity as of the dates indicated:

	September 30, 2020	December 31, 2019	Change
	(Dollars in millions)
Federal Home Loan Bank advances
Outstanding advances	$2,755	$4,345	$(1,590)
Total used borrowing capacity	$2,755	$4,345	$(1,590)
Borrowing capacity:
Collateralized borrowing capacity	$3,057	$2,345	$712
Line of credit	30	30	—
Total unused borrowing capacity	$3,087	$2,375	$712

FRB discount window
Collateralized borrowing capacity	$1,745	$758	$987

Unencumbered investment securities
Agency - Commercial (1)	$1,399	$1,257	$142
Agency - Residential (1)	956	1,180	(224)
Municipal obligations	25	26	(1)
Corporate debt obligations	70	77	(7)
Other	1	1	—
Total unencumbered investment securities	$2,451	$2,541	$(90)
    (1) These are not currently pledged to the FHLB but are eligible to be pledged, at our discretion.

Deposits

    The following table presents the composition of our deposits:

	September 30, 2020		December 31, 2019
	Balance	% of Deposits	Balance	% of Deposits	Change
	(Dollars in millions)
Retail deposits
Branch retail deposits
Savings accounts	$3,347	16.8%	$3,030	20.0%	$317
Certificates of deposit/CDARS (1)	1,525	7.6%	2,353	15.5%	(828)
Demand deposit accounts	1,573	7.9%	1,318	8.7%	255
Money market demand accounts	487	2.4%	495	3.3%	(8)
Total branch retail deposits	6,932	34.8%	7,196	47.5%	(264)
Commercial deposits (2)
Demand deposit accounts	2,185	11.0%	1,438	9.5%	747
Savings accounts	432	2.2%	342	2.3%	90
Money market demand accounts	198	1.0%	188	1.2%	10
Total commercial retail deposits	2,815	14.1%	1,968	13.0%	847
Total retail deposits	$9,747	48.9%	$9,164	60.5%	$583
Government deposits
Savings accounts	$830	4.2%	$495	3.3%	$335
Demand deposit accounts	518	2.6%	360	2.4%	158
Certificates of deposit/CDARS (1)	400	2.0%	358	2.4%	42
Total government deposits	1,748	8.8%	1,213	8.0%	535
Custodial deposits (3)	7,416	37.2%	4,136	27.3%	3,280
Wholesale deposits	1,034	5.2%	633	4.2%	401
Total deposits (4)	$19,945	100.0%	$15,146	100.0%	$4,799
(1)The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.2 billion and $1.7 billion at September 30, 2020 and December 31, 2019, respectively.
(2)Contains deposits from commercial and business banking customers.
(3)Represents investor custodial accounts and escrows controlled by us in connection with loans serviced or subserviced for others that have been placed on deposit with the Bank.
(4)Total exposure related to uninsured deposits over $250,000 was approximately $5.6 billion and $3.6 billion at September 30, 2020 and December 31, 2019, respectively.

    Total deposits increased $4.8 billion, or 32 percent, at September 30, 2020 compared to December 31, 2019, primarily driven by growth in our servicing business which resulted in a $3.3 billion increase in custodial deposits.

    We utilize local governmental agencies and other public units as an additional source for deposit funding. We are not required to hold collateral against our government deposits from Michigan government entities as they are covered by the Michigan Business and Growth Fund. At September 30, 2020, we were required to hold collateral for our government deposits in California that were in excess of $250,000. The total of collateral held for California at September 30, 2020 was $100 million. In Indiana, Wisconsin and Ohio, we may be required to hold collateral against our government deposits based on a variety of factors including, but not limited to, the size of individual deposits and external bank ratings. At September 30, 2020, collateral held on government deposits in these states was $10 million. At September 30, 2020, government deposit accounts included $0.4 billion of certificates of deposit with maturities typically less than one year and $1.3 billion of checking and savings accounts.

    Custodial deposits arise due to our servicing or subservicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. For certain subservice agreements, these deposits require us to credit the MSR owner interest against subservicing income. This cost is a component of net loan administration income.

    We participate in the CDARS program, through which certain customer CDs are exchanged for CDs of similar amounts from other participating banks and customers may receive FDIC insurance up to $50 million. This program helps the Bank secure larger deposits and attract and retain customers. At September 30, 2020, we had $123 million of total CDs enrolled in the CDARS program, a decrease of $10 million from December 31, 2019.

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

    We rely upon advances from the FHLB as a source of funding for the closing or purchase of loans for sale in the secondary market and for providing duration specific short-term and long-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending on our current inventory of mortgage LHFS and the availability of lower cost funding sources. Our portfolio includes short-term fixed rate advances and long-term fixed rate advances.

    We are currently authorized through a resolution of our Board of Directors to apply for advances from the FHLB using approved loan types as collateral, which includes residential first mortgage loans, home equity lines of credit, and commercial real estate loans. As of September 30, 2020, our Board of Directors authorized and approved a line of credit with the FHLB of up to $10 billion, which is further limited based on our total assets and qualified collateral, as determined by the FHLB. At September 30, 2020, we had $2.8 billion of advances outstanding and an additional $3.1 billion of collateralized borrowing capacity available at the FHLB.

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

    At September 30, 2020, we pledged collateral, which included commercial loans, municipal bonds, and agency bonds, to the FRB of Chicago amounting to $2.6 billion with a lendable value of $1.7 billion. At December 31, 2019, we pledged collateral to the FRB of Chicago amounting to $788 million with a lendable value of $758 million. We do not typically utilize this available funding source, and at September 30, 2020 and December 31, 2019, we had no borrowings outstanding against this line of credit.
Other Unsecured Borrowings

We have access to overnight federal funds purchased lines with other Federal Reserve member institutions. We utilize this source of funding for short-term liquidity needs, depending on the availability and cost of our other funding sources. At September 30, 2020 we had $671 million of borrowings outstanding under this source of funding. Additional borrowing capacity under this and other sources of funding can vary depending on market conditions.

Debt

    As part of our overall capital strategy, we previously raised capital through the issuance of junior subordinated notes to our special purpose trusts formed for the offerings, which issued Tier 1 qualifying preferred stock ("trust preferred securities"). The trust preferred securities are callable by us at any time. Interest is payable on a quarterly basis; however, we may defer interest payments for up to 20 quarters without default or penalty. At September 30, 2020, we are current on all interest payments. Additionally, we have $246 million of senior debt outstanding at September 30, 2020 (“Senior Notes”) which matures on July 15, 2021. For further information, see Note 9 - Borrowings.

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

    In the nine months ended September 30, 2020, we had less than $2.2 million in net charge-offs related to loans with government guarantees and have reserved for the remaining risks within other assets and as a component of our allowance for loan losses on residential first mortgages. These additional expenses or charges arise due to insurance limits on VA insured loans and FHA property foreclosure and preservation requirements that may result in a loss in excess of all, or part of, the guarantee.

    Our loans with government guarantees portfolio totaled $2.5 billion at September 30, 2020, as compared to $0.7 billion at December 31, 2019. GNMA has granted borrowers with an option to seek forbearances on their mortgage repayments. $2.9 billion of GNMA loans are in forbearance as of September 30, 2020. When a GNMA loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) the loan is required to be re-recognized on the balance sheet by the MSR owner. These loans are recorded in loans with government guarantees, and the liability to repurchase the loans is recorded in other liabilities on the consolidated statements of financial condition. This resulted in $1.8 billion of repurchase options as of September 30, 2020, a $1.7 billion increase from December 31, 2019. We have elected not to exercise these repurchase options as of September 30, 2020 because loans are not able to be modified and re-sold during the forbearance period. Our right to repurchase these loans continues as long as they remain unpaid for three consecutive months. At the prudent time, we intend to repurchase the loans which we believe will be accretive to net income by modifying and re-selling the loans or utilizing the partial claims process.

    For further information, see Note 5 - Loans with Government Guarantees and the Credit Risk - Payment Deferrals section of the MD&A.

Representation and warranty reserve

    When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers (primarily Fannie Mae and Freddie Mac). An estimate of the fair value of the guarantee associated with the mortgage loans is recorded in other liabilities in the Consolidated Statements of Financial Condition, which was $7 million and $5 million at September 30, 2020 and December 31, 2019, respectively.

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

    The capital standards we are subject to include requirements contemplated by the Dodd-Frank Act as well as guidelines reached by Basel III. These risk-based capital adequacy guidelines are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. Our capital ratios are maintained at levels in excess of those considered to be "well-capitalized" by regulators. Tier 1 leverage was 8.04 percent at September 30, 2020 providing a 853 basis point stress buffer above the minimum level needed to be considered “well-capitalized.” Additionally, total risk-based capital to RWA was 11.29 percent at September 30, 2020 providing a 283 basis point buffer above the minimum level needed to be considered "well-capitalized".

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

    For the period presented, the following table sets forth our capital ratios as well as our excess capital over well-capitalized minimums.

Flagstar Bancorp	Actual		Well-Capitalized Under Prompt Corrective Action Provisions		Excess Capital Over Well-Capitalized Minimum (1)
	Amount	Ratio	Amount	Ratio	Capital Simplification
	(Dollars in millions)
September 30, 2020
Tier 1 leverage capital (to adjusted avg. total assets)	2,256	8.04%	1,403	5.0%	$853
Common equity Tier 1 capital (to RWA)	2,016	9.21%	1,422	6.5%	594
Tier 1 capital (to RWA)	2,256	10.31%	1,751	8.0%	505
Total capital (to RWA)	2,471	11.29%	2,188	10.0%	283
(1)Excess capital is the difference between the actual capital ratios under current simplification rules and the well-capitalized minimum ratio, multiplied by the relevant asset base.

    As presented in the table above, our constraining capital ratio is our total capital to risk weighted assets at 11.29 percent. It would take a $283 million after-tax loss, with the balance sheet remaining constant, for our total risk-based capital ratio to fall below the level considered to be "well-capitalized".

     As of September 30, 2020, we had $323 million in MSRs, $89 million in DTAs arising from temporary differences and no material investments in unconsolidated financial institutions or minority interest which drive differences between our current capital ratios. For additional information on our capital requirements, see Note 14 - Regulatory Matters.

Use of Non-GAAP Financial Measures

    In addition to results presented in accordance with GAAP, this report includes certain non-GAAP financial measures. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of the Company.

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

    Tangible book value per share, tangible common equity to assets ratio, return on average tangible common equity and adjusted net interest margin. The Company believes that tangible book value per share, tangible common equity to assets ratio, return on average tangible common equity and adjusted net interest margin provide a meaningful representation of its operating performance on an ongoing basis. Management uses these measures to assess performance of the Company against its peers and evaluate overall performance. The Company believes these non-GAAP financial measures provide useful information for investors, securities analysts and others because they provide a tool to evaluate the Company’s performance on an ongoing basis and compared to its peers.

    The following table provides a reconciliation of non-GAAP financial measures.

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(Dollars in millions)
Total stockholders' equity	$2,195	$1,971	$1,842	$1,788	$1,734
Less: Goodwill and intangible assets	160	164	167	170	174
Tangible book value/Tangible common equity	$2,035	$1,807	$1,675	$1,618	$1,560

Number of common shares outstanding	57,150,470	56,943,979	56,729,789	56,631,236	56,510,341
Tangible book value per share	$35.60	$31.74	$29.52	$28.57	$27.62

Total assets	$29,476	$27,468	$26,805	$23,266	$22,048
Tangible common equity to assets ratio	6.90%	6.58%	6.25%	6.95%	7.08%

	Three Months Ended,		Nine Months Ended,
	September 30, 2020	June 30, 2020	September 30, 2020	September 30, 2019
	(Dollars in millions, except share data)
Net income	$222	$116	$384	$160
Plus: Intangible asset amortization, net of tax	3	3	7	10
Tangible net income	$225	$119	$391	$170

Total average equity	$2,141	$1,977	$1,991	$1,658
Less: Average goodwill and intangible assets	162	165	165	184
Total average tangible equity	$1,979	$1,812	$1,826	$1,474

Return on average common equity	41.54%	23.47%	25.71%	12.90%
Return on average tangible common equity	45.42%	26.16%	28.58%	15.30%

Net interest margin	2.78%	2.86%	2.81%	3.07%
Adjustment to LGG loans available for repurchase	0.16%	0.02%	0.07%	—%
Adjusted net interest margin	2.94%	2.88%	2.88%	3.07%

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

Forward – Looking Statements

    Certain statements in this Form 10-Q, including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In addition, we may make forward-looking statements in our other documents filed with or furnished to the Security and Exchange Commission, and our management may make forward-looking statements orally to analysts, investors, representatives of the media, and others.

    Generally, forward-looking statements are not based on historical facts but instead represent management’s current beliefs and expectations regarding future events and are subject to significant risks and uncertainties. The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Other than as required under United States securities laws, Flagstar does not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, estimate, may increase, may fluctuate, and similar expressions or future or conditional verbs such as will, should, would, and could. Our actual results and capital and other financial conditions may differ materially from those described in the forward-looking statements depending upon a variety of factors, including without limitation the precautionary statements included within each individual business’ discussion and analysis of our results of operations and the risk factors listed and described in Item 1A to Part I, of our Annual Report on Form 10-K for the year ended December 31, 2019, which are incorporated by reference herein, and Item 1A. to Part II, of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

Other than as required under United States securities laws, we do not undertake to update the forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In millions, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash	$194	$220
Interest-earning deposits	86	206
Total cash and cash equivalents	280	426
Investment securities available-for-sale	2,165	2,116
Investment securities held-to-maturity	440	598
Loans held-for-sale ($5,349 and $5,219 measured at fair value, respectively)	5,372	5,258
Loans held-for-investment ($14 and $12 measured at fair value, respectively)	16,476	12,129
Loans with government guarantees	2,500	736
Less: allowance for loan losses	(255)	(107)
Total loans held-for-investment and loans with government guarantees, net	18,721	12,758
Mortgage servicing rights	323	291
Federal Home Loan Bank stock	377	303
Premises and equipment, net	410	416
Goodwill and intangible assets	160	170
Other assets	1,228	930
Total assets	$29,476	$23,266
Liabilities and Stockholders’ Equity
Noninterest bearing deposits	$9,429	$5,467
Interest bearing deposits	10,516	9,679
Total deposits	19,945	15,146
Short-term Federal Home Loan Bank advances and other	2,226	4,165
Long-term Federal Home Loan Bank advances	1,200	650
Other long-term debt	493	496
Other liabilities ($35 and $35 measured at fair value, respectively)	3,417	1,021
Total liabilities	27,281	21,478
Stockholders’ Equity
Common stock $0.01 par value, 80,000,000 and 80,000,000 shares authorized; 57,150,470 and 56,631,236 shares issued and outstanding, respectively	1	1
Additional paid in capital	1,493	1,483
Accumulated other comprehensive income	46	1
Retained earnings	655	303
Total stockholders’ equity	2,195	1,788
Total liabilities and stockholders’ equity	$29,476	$23,266

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
Interest Income
Loans	$190	$185	$551	$517
Investment securities	16	17	56	61
Interest-earning deposits and other	—	1	1	3
Total interest income	206	203	608	581
Interest Expense
Deposits	16	38	69	102
Short-term Federal Home Loan Bank advances and other	2	10	16	44
Long-term Federal Home Loan Bank advances	3	2	9	4
Other long-term debt	5	7	18	21
Total interest expense	26	57	112	171
Net interest income	180	146	496	410
Provision for credit losses	32	1	148	18
Net interest income after provision for credit losses	148	145	348	392
Noninterest Income
Net gain on loan sales	346	110	739	234
Loan fees and charges	45	29	112	70
Net return on mortgage servicing rights	12	(2)	10	9
Loan administration income	26	5	59	22
Deposit fees and charges	8	10	24	28
Other noninterest income	15	19	44	85
Total noninterest income	452	171	988	448
Noninterest Expense
Compensation and benefits	123	98	341	275
Occupancy and equipment	47	40	132	118
Commissions	72	38	162	76
Loan processing expense	24	22	69	60
Legal and professional expense	9	6	20	18
Federal insurance premiums	6	5	19	14
Intangible asset amortization	3	3	10	11
Other noninterest expense	21	26	84	71
Total noninterest expense	305	238	837	643
Income before income taxes	295	78	499	197
Provision for income taxes	73	15	115	37
Net income	$222	$63	$384	$160
Net income per share
Basic	$3.90	$1.12	$6.76	$2.83
Diluted	$3.88	$1.11	$6.71	$2.80
Weighted average shares outstanding
Basic	57,032,746	56,484,499	56,827,171	56,607,944
Diluted	57,379,809	57,110,796	57,231,689	57,252,540

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
Net income	$222	$63	$384	$160
Other comprehensive income, net of tax
Investment securities	—	13	55	52
Derivatives and hedging activities	—	—	(10)	—
Other comprehensive income, net of tax	—	13	45	52
Comprehensive income	$222	$76	$429	$212

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Common Stock			Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
	Number of Shares	Amount	Additional Paid in Capital		Retained Earnings
Balance at December 31, 2018	57,749,464	$1	$1,522	$(47)	$94	$1,570
(Unaudited)
Net income	—	—	—	—	160	160
Total other comprehensive income	—	—	—	52	—	52
Shares issued from the Employee Stock Purchase Plan	84,036	—	—	—	—	—
Bancorp Dividends Declared and paid @ 0.04/share	280	—	—	—	(7)	(7)
Stock-based compensation	194,266	—	9	—	—	9
Repurchase of shares (1)	(1,517,705)	—	(50)	—	—	(50)
Balance at September 30, 2019	56,510,341	$1	$1,481	$5	$247	$1,734

Balance at December 31, 2019	56,631,236	$1	$1,483	$1	$303	$1,788
(Unaudited)
Net income	—	—	—	—	384	384
Total other comprehensive income	—	—	—	45	—	45
Shares issued from the Employee Stock Purchase Plan	149,789	—	—	—	—	—
Bancorp Dividends Declared and paid @ 0.05/share	583	—	—	—	(9)	(9)
Stock-based compensation	368,862	—	10	—	—	10
CECL ASU Adjustment to RE	—	—	—	—	(23)	(23)
Repurchase of shares (1)	—	—	—	—	—	—
Balance at September 30, 2020	57,150,470	$1	$1,493	$46	$655	$2,195
(1)Includes dividend reinvestment shares

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Operating Activities
Net cash used in operating activities	$(5,991)	$(15,700)
Investing Activities
Proceeds from sale of AFS securities including loans that have been securitized	$6,175	$15,631
Collection of principal on investment securities AFS	395	129
Purchase of investment securities AFS and other	(359)	(39)
Collection of principal on investment securities HTM	158	68
Proceeds received from the sale of LHFI	433	167
Net closings, purchases, and principal repayments of LHFI	(4,794)	(3,575)
Acquisition of premises and equipment, net of proceeds	(44)	(48)
Net purchase of FHLB stock	(74)	—
Proceeds from the sale of MSRs	42	56
Other, net	(11)	(8)
Net cash provided by investing activities	$1,921	$12,381
Financing Activities
Net change in deposit accounts	$4,799	$3,365
Net change in short-term FHLB borrowings and other short-term debt	(1,939)	(913)
Proceeds from increases in FHLB long-term advances and other debt	550	550
Repayment of FHLB long-term advances	—	(50)
Repayment of long-term debt	(3)	—
Net receipt of payments of loans serviced for others	531	366
Common stock repurchase	—	(50)
Dividends declared and paid	(9)	(7)
Other	(8)	14
Net cash provided by financing activities	$3,921	$3,275
Net change in cash, cash equivalents and restricted cash (1)	(149)	(44)
Beginning cash, cash equivalents and restricted cash (1)	456	432
Ending cash, cash equivalents and restricted cash (1)	$307	$388
Supplemental disclosure of cash flow information
Non-cash reclassification of LHFI to LHFS	$445	$101
Non-cash reclassification of LHFS to securitized HFS loans	$6,183	$15,198
MSRs resulting from sale or securitization of loans	$209	$203
Operating section supplemental disclosures
Proceeds from sales of LHFS	$30,332	$7,714
Closings, premium paid and purchase of LHFS, net of principal repayments	$(35,603)	$(23,249)
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

    These consolidated financial statements do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. These interim financial statements are unaudited and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which is available on our website, flagstar.com, and on the SEC website at sec.gov.

Note 2 - Investment Securities

    The following table presents our AFS and HTM investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
September 30, 2020
Available-for-sale securities
Agency - Commercial	$1,126	$45	$—	$1,171
Agency - Residential	806	31	—	837
Corporate debt obligations	76	1	—	77
Municipal obligations	29	1	—	30
Other MBS	49	—	—	49
Certificate of deposits	1	—	—	1
Total available-for-sale securities (1)	$2,087	$78	$—	$2,165
Held-to-maturity securities
Agency - Commercial	$221	$8	$—	$229
Agency - Residential	219	10	—	229
Total held-to-maturity securities (1)	$440	$18	$—	$458
December 31, 2019
Available-for-sale securities
Agency - Commercial	$948	$2	$(3)	$947
Agency - Residential	1,015	4	(4)	1,015
Corporate debt obligations	76	1	—	77
Municipal obligations	31	—	—	31
Other MBS	44	1	—	45
Certificate of Deposits	1	—	—	1
Total available-for-sale securities (1)	$2,115	$8	$(7)	$2,116
Held-to-maturity securities
Agency - Commercial	$306	$—	$(1)	$305
Agency - Residential	292	3	(1)	294
Total held-to-maturity securities (1)	$598	$3	$(2)	$599
(1)There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10 percent of stockholders’ equity at September 30, 2020 or December 31, 2019.

We evaluate AFS debt securities where the value has declined below amortized cost for impairment. If we intend to sell or believe it is more likely than not that we will be required to sell the debt security, it is written down to fair value through earnings. For AFS debt securities we intend to hold, we evaluate the debt securities for expected credit losses, except for debt securities that are guaranteed by the U.S. Treasury, U.S. government agencies or sovereign entities of high credit quality for which we apply a zero credit loss assumption and which represented 94 percent of our AFS portfolio as of September 30, 2020. For the remaining AFS securities, credit losses are recognized as an increase to the allowance for credit losses through the credit loss provision.  If any of the decline in fair value is related to market factors, that amount is recognized in OCI. We had no unrealized credit losses as of September 30, 2020 and December 31, 2019.

    We separately evaluate our HTM debt securities for any credit losses. As of September 30, 2020 and December 31, 2019, our entire HTM portfolio qualified for the zero loss assumption as all securities are guaranteed by the U.S. Treasury, U.S. government agencies.

    Investment securities transactions are recorded on the trade date for purchases and sales. Interest earned on investment securities, including the amortization of premiums and the accretion of discounts, are determined using the effective interest method over the period of maturity and recorded in interest income in the Consolidated Statements of Operations. Accrued interest receivable on investment securities totaled $6 million at both September 30, 2020 and December 31, 2019, and was reported in other assets on the Consolidated Statements of Financial Condition.

Available-for-sale securities

    Securities available-for-sale are carried at fair value. Unrealized gains and losses on AFS securities are reported as a component of other comprehensive income.

    We purchased $359 million of AFS securities, which were comprised of U.S. government sponsored agency MBS, certificate of deposits, and corporate debt obligations during the nine months ended September 30, 2020. We did not purchase any AFS securities during the three months ended September 30, 2020. We purchased $16 million and $39 million of AFS securities, which were comprised of U.S. government sponsored agency MBS, certificate of deposits, and corporate debt obligations during the three and nine months ended September 30, 2019, respectively. In addition, we retained $18 million of passive interests in our own private MBS during the nine months ended September 30, 2020. We did not retain any interest in our own private MBS during the three months ended September 30, 2020 or both the three and nine months ended September 30, 2019.

    There were no sales of AFS securities during both the three and nine months ended September 30, 2020. There were no sales of AFS securities during the three months ended September 30, 2019, and $432 million in sales of AFS securities during the nine months ended September 30, 2019. These sales resulted in a gain of $7 million, reported in other noninterest income in the Consolidated Statements of Operations. These sales did not include those related to mortgage loans that had been securitized for sale in the normal course of business.

Held-to-maturity securities

    Investment securities HTM are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method. Unrealized losses are not recorded to the extent they are temporary in nature.

    There were no purchases or sales of HTM securities during both the three and nine months ended September 30, 2020 and September 30, 2019.

The following table summarizes the unrealized loss positions on available-for-sale and held-to-maturity investment securities, by duration of the unrealized loss:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in millions)
September 30, 2020
Available-for-sale securities
Agency - Commercial	$3	1	$—	$4	1	$—
Municipal obligations	$—	—	$—	$6	1	$—
Corporate debt obligations	$—	—	$—	$13	4	$—
Other mortgage-backed securities	$—	—	$—	$—	1	$—
Held-to-maturity securities
Agency - Residential	$—	—	$—	$5	2	$—
December 31, 2019
Available-for-sale securities
Agency - Commercial	$148	17	$(3)	$303	19	$—
Agency - Residential	$266	26	$(3)	$148	14	$(1)
Municipal obligations	$8	3	$—	$—	—	$—
Held-to-maturity securities
Agency - Commercial	$148	13	$(1)	$85	6	$—
Agency - Residential	$35	7	$(1)	$38	10	$—

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
    The following table shows the amortized cost and estimated fair value of securities by contractual maturity:

	Investment Securities Available-for-Sale			Investment Securities Held-to-Maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in millions)
September 30, 2020
Due in one year or less	$5	$5	2.24%	$—	$—	—%
Due after one year through five years	8	8	2.71%	8	8	2.52%
Due after five years through 10 years	108	111	4.23%	8	8	2.35%
Due after 10 years	1,966	2,041	2.38%	424	442	2.34%
Total	$2,087	$2,165		$440	$458

    We pledge investment securities, primarily agency collateralized and municipal taxable mortgage obligations, to collateralize lines of credit and/or borrowings. At September 30, 2020 and December 31, 2019, we had pledged investment securities of $176 million and $874 million, respectively.

Note 3 - Loans Held-for-Sale

    The majority of our mortgage loans originated as LHFS are ultimately sold into the secondary market on a whole loan basis or by securitizing the loans into agency, government, or private label mortgage-backed securities. LHFS totaled $5.4 billion and $5.3 billion at September 30, 2020 and December 31, 2019, respectively. For the three and nine months ended September 30, 2020 we had net gain on loan sales associated with LHFS of $344 million and $737 million as compared to $110 million and $232 million for the three and nine months ended September 30, 2019.

    At September 30, 2020 and December 31, 2019, $15 million and $39 million, respectively, of LHFS were recorded at lower of cost or fair value. We elected the fair value option for the remainder of the loans in the portfolio.

Note 4 - Loans Held-for-Investment

    We classify loans that we have the intent and ability to hold for the foreseeable future or until maturity as LHFI. We report LHFI at their amortized cost, which includes the outstanding principal balance adjusted for any unamortized premiums, discounts, deferred fees and costs. The accrued interest receivable on loans held-for-investment totaled $41.0 million at September 30, 2020 and $36.9 million at December 31, 2019 and was reported in other assets on the Consolidated Statements of Financial Condition.

    The following table presents our loans held-for-investment:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Consumer loans
Residential first mortgage	$2,472	$3,154
Home equity	924	1,024
Other	973	729
Total consumer loans	4,369	4,907
Commercial loans
Commercial real estate	2,996	2,828
Commercial and industrial	1,520	1,634
Warehouse lending	7,591	2,760
Total commercial loans	12,107	7,222
Total loans held-for-investment	$16,476	$12,129

    The following table presents the UPB of our loan sales and purchases in the loans held-for-investment portfolio:

	Nine Months Ended September 30,
	2020	2019
	(Dollars in millions)
Loans Sold (1)
Performing loans	$436	$166
Total loans sold	$436	$166
Net gain associated with loan sales (2)	$3	$2
Loans Purchased
Home equity	$—	$199
Other consumer (3)	63	51
Total loans purchased	$63	$250
Premium associated with loans purchased	$—	$9
(1)Upon a change in our intent, the loans were transferred to LHFS and subsequently sold.
(2)Recorded in net gain on loan sales on Consolidated Statements of Operations.
(3)Does not include point of sale flow consumer loans.

    We have pledged certain LHFI, LHFS, and loans with government guarantees to collateralize lines of credit and/or borrowings with the FHLB of Indianapolis and the FRB of Chicago. At September 30, 2020 we had pledged loans of $10.7 billion, compared to $9.1 billion at December 31, 2019.

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
    We measure the allowance using the applicable dual risk rating model which measures probability of default, loss given default and exposure at default. As of September 30, 2020, we estimated losses over a two-year reasonable and supportable forecast period using macroeconomic scenarios before reverting economic variables over a one-year period to their long-term historical averages on a straight-line basis. As of September 30, 2020, we utilized the Moody’s September scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. The resulting composite forecast for the third quarter of 2020 was roughly equivalent to the scenario used in the second quarter 2020. Unemployment ends the year at 10 percent and recovers only slightly in 2021. GDP recovers only slightly by the end of the year from current levels and does not return to near pre-COVID level until 2024. HPI decreases 2 percent from mid-2020 through 2021.

    The following table presents changes in the allowance for loan losses, by class of loan:

	Residential First Mortgage (1)	Home Equity	Other Consumer	Commercial Real Estate	Commercial and Industrial	Warehouse Lending	Total
	(Dollars in millions)
Three Months Ended September 30, 2020
Beginning balance	$60	$28	$34	$83	$23	$1	$229
Provision	(6)	1	4	6	19	4	28
Charge-offs	(2)	(1)	(1)	—	—	—	(4)
Recoveries	—	1	1	—	—	—	2
Ending allowance balance	$52	$29	$38	$89	$42	$5	$255
Three Months Ended September 30, 2019
Beginning balance	$26	$16	$5	$35	$23	$5	$110
Provision (benefit)	2	—	3	(2)	(2)	—	1
Charge-offs	(1)	(1)	(2)	—	—	—	(4)
Recoveries	1	1	—	—	1	—	3
Ending allowance balance	$28	$16	$6	$33	$22	$5	$110

Nine Months Ended September 30, 2020
Beginning balance, prior to adoption of ASC 326	$22	$14	$6	$38	$22	$5	$107
Impact of adopting ASC 326	25	12	10	(14)	(6)	(4)	23
Provision	10	3	24	65	26	4	132
Charge-offs	(5)	(3)	(4)	—	—	—	(12)
Recoveries	—	3	2	—	—	—	5
Ending allowance balance	$52	$29	$38	$89	$42	$5	$255
Nine Months Ended September 30, 2019
Beginning balance	$38	$15	$3	$48	$18	$6	$128
Provision (benefit)	(8)	—	8	(15)	34	(1)	18
Charge-offs	(3)	(1)	(5)	—	(31)	—	(40)
Recoveries	1	2	—	—	1	—	4
Ending allowance balance	$28	$16	$6	$33	$22	$5	$110
(1)Includes loans with government guarantees.

    The allowance for loan losses was $255 million at September 30, 2020 and $110 million at September 30, 2019. The increase in the allowance is reflective of the adoption of CECL, changes in the economic forecasts used in the ACL models as a result of the ongoing COVID-19 pandemic and credit downgrades largely attributed to challenging economic conditions being faced by certain of our borrowers due to the pandemic.
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

The following table sets forth the LHFI aging analysis of past due and current loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due (1)	Total Past Due	Current	Total LHFI (3) (4)
	(Dollars in millions)
September 30, 2020
Consumer loans
Residential first mortgage	$5	$3	$30	$38	$2,434	$2,472
Home equity	1	—	4	5	919	924
Other	3	1	2	6	967	973
Total consumer loans	9	4	36	49	4,320	4,369
Commercial loans
Commercial real estate	—	—	—	—	2,996	2,996
Commercial and industrial	—	—	10	10	1,510	1,520
Warehouse lending	—	—	—	—	7,591	7,591
Total commercial loans	—	—	10	10	12,097	12,107
Total loans (2)	$9	$4	$46	$59	$16,417	$16,476
December 31, 2019
Consumer loans
Residential first mortgage	$5	$4	$21	$30	$3,124	$3,154
Home Equity	1	—	4	5	1,019	1,024
Other	3	1	1	5	724	729
Total consumer loans	9	5	26	40	4,867	4,907
Commercial loans
Commercial real estate	—	—	—	—	2,828	2,828
Commercial and industrial	—	—	—	—	1,634	1,634
Warehouse lending	—	—	—	—	2,760	2,760
Total commercial loans	—	—	—	—	7,222	7,222
Total loans (2)	$9	$5	$26	$40	$12,089	$12,129
(1)Includes less than 90 day past due performing loans which are deemed nonaccrual. Interest is not being accrued on these loans.
(2)Includes $8 million and $4 million of past due loans accounted for under the fair value option as of September 30, 2020 and December 31, 2019, respectively.
(3)Collateral dependent loans totaled $74 million at September 30, 2020 and $54 million at December 31, 2019, respectively. The majority of these loans are secured by real estate.
(4)The interest income recognized on impaired loans was $2 million and less than $1 million at September 30, 2020 and December 31, 2019, respectively.

Interest income is recognized on nonaccrual loans using a cash basis method. The interest that would have been accrued on impaired loans was $2 million and less than $1 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, we had no loans 90 days past due and still accruing interest.

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

The reserve for unfunded commitments is reflected in other liabilities on the Consolidated Statements of Financial Condition and was $25 million as of September 30, 2020, compared to $3 million as of December 31, 2019. The increase in the reserve is reflective of the adoption of CECL which required us to record an allowance for our estimate of lifetime losses and an increase due to changes in the economic forecasts used in the ACL models as a result of the ongoing COVID-19 pandemic.
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

The following table provides a summary of TDRs by type and performing status:

	TDRs
	Performing	Nonperforming	Total
	(Dollars in millions)
September 30, 2020
Consumer loans
Residential first mortgage	$20	$7	$27
Home equity	14	2	16
Commercial Real Estate	5	—	5
Total TDRs (1)(2)	$39	$9	$48
December 31, 2019
Consumer loans
Residential first mortgage	$20	$8	$28
Home Equity	18	2	20
Total TDRs (1)(2)	$38	$10	$48
(1)Allowance for loan losses on TDR loans totaled $5 million and $8 million at September 30, 2020 and December 31, 2019, respectively.
(2)Includes $2 million of TDR loans accounted for under the fair value option at September 30, 2020 and December 31, 2019.

The following table provides a summary of newly modified TDRs:

	New TDRs
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)
	(Dollars in millions)
Three Months Ended September 30, 2020
Residential first mortgages	1	$—	$—
Home equity (2)(3)	1	—	—
Consumer	1	—	—
Total TDR loans	3	$—	$—
Three Months Ended September 30, 2019
Residential first mortgages	4	$1	$1
Total TDR loans	4	$1	$1

Nine Months Ended September 30, 2020
Residential first mortgages	6	$1	$1
Home equity (2)(3)	3	—	—
Consumer	2	—	—
Commercial Real Estate	1	5	5
Total TDR loans	12	$6	$6
Nine Months Ended September 30, 2019
Residential first mortgages	6	$1	$1
Home equity (2)(3)	4	1	1
Total TDR loans	10	$2	$2
(1)Post-modification balances include past due amounts that are capitalized at modification date.
(2)Home equity post-modification UPB reflects write downs.
(3)Includes loans carried at the fair value option.

    There were no loans modified in the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2020 or September 30, 2019. All TDR classes within the consumer and commercial portfolios are considered subsequently defaulted when they are greater than 90 days past due within 12 months of the restructuring date.

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

Payment activity, credit rating and loan-to-value ratios have the most significant impact on the ACL for consumer loans. The following table presents the amortized cost in residential and consumer loans based on payment activity:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total	December 31, 2019
	Term Loans
	Amortized Cost Basis by Closing Year
As of September 30, 2020	2020	2019	2018	2017	2016	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
Pass	$256	$630	$272	$348	$308	$483	$105	$8	$2,410	$3,107
Watch	—	1	—	2	—	16	—	—	19	23
Substandard	—	4	6	2	—	17	—	1	30	15
Home Equity
Pass	6	37	16	7	2	12	799	29	908	1,002
Watch	—	—	—	—	—	12	—	—	12	16
Substandard	—	—	—	—	—	1	1	—	2	3
Other Consumer
Pass	226	345	165	4	2	7	218	5	972	727
Watch	—	—	—	—	—	—	—	—	—	1
Substandard	—	—	1	—	—	—	—	—	1	1
Total Consumer Loans (1)	$488	$1,017	$460	$363	$312	$548	$1,123	$43	$4,354	$4,895
(1)Excludes loans carried under the fair value option

    The following table presents the amortized cost in residential and consumer loans based on credit scores:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	FICO Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of September 30, 2020	2020	2019	2018	2017	2016	Prior
Consumer Loans	(Dollars in millions)
Residential First Mortgage
>750	$151	$323	$141	$241	$228	$272	$61	$2	$1,419
700-750	79	212	106	95	73	148	30	5	748
<700	26	100	31	16	7	96	14	2	292
Home Equity
>750	2	11	6	3	—	7	358	4	391
700-750	2	14	5	3	1	9	319	14	367
<700	2	12	5	1	1	9	123	11	164
Other Consumer
>750	160	220	87	1	—	5	200	5	678
700-750	61	114	65	3	2	2	18	—	265
<700	5	11	14	—	—	—	—	—	30
Total Consumer Loans (1)	$488	$1,017	$460	$363	$312	$548	$1,123	$43	$4,354
(1)Excludes loans carried under the fair value option

Loan-to-value ratios primarily impact the allowance on mortgages within the consumer loan portfolio. The following table presents the amortized cost in residential first mortgages and home equity based on loan-to-value ratios:

								Revolving Loans Converted to Term Loans Amortized Cost Basis
	LTV Band						Revolving Loans Amortized Cost Basis		Total
	Amortized Cost Basis by Closing Year
As of September 30, 2020	2020	2019	2018	2017	2016	Prior
Consumer Loans	(Dollars in millions)
Residential first mortgage
>90	$53	$286	$142	$39	$3	$21	$—	$—	$544
71-90	122	213	77	123	82	267	—	—	884
55-70	64	78	29	99	121	140	—	—	531
<55	17	58	30	91	102	88	105	9	500
Home Equity
>90	—	—	—	2	1	11	1	—	15
71-90	4	29	12	4	1	10	612	21	693
<=70	2	8	4	1	—	4	187	8	214
Total (1)	$262	$672	$294	$359	$310	$541	$905	$38	$3,381
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

Based on the most recent analysis performed, the amortized cost basis, by risk category for each class of loans within the commercial portfolio is as follows:

	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total	December 31, 2019
	Amortized Cost Basis by Closing Year
As of September 30, 2020	2020	2019	2018	2017	2016	Prior
Commercial Loans	(Dollars in million)
Commercial real estate
Pass	$249	$978	$466	$452	$325	$239	$(1)	$—	$2,708	$2,794
Watch	20	14	81	44	28	31	—	—	218	24
Special mention	4	9	16	—	10	—	—	—	39	5
Substandard	—	3	3	25	—	—	—	—	31	5
Commercial and industrial
Pass	212	494	185	188	107	116	20	—	1,322	1,533
Watch	2	46	26	25	—	1	—	—	100	72
Special mention	2	13	13	17	—	5	—	—	50	24
Substandard	21	1	16	10	—	—	—	—	48	5
Warehouse
Pass	—	—	—	—	—	—	7,381	—	7,381	2,556
Watch	—	—	—	—	—	—	195	—	195	189
Special mention	—	—	—	—	—	—	15	—	15	15
Substandard	—	—	—	—	—	—	—	—	—	—
Total commercial loans	$510	$1,558	$806	$761	$470	$392	$7,610	$—	$12,107	$7,222

Note 5 - Loans with Government Guarantees

    Substantially all loans with government guarantees are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs. FHA loans earn interest at a rate based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent, which is not paid by the FHA or the U.S. Department of Veterans Affairs until claimed. When a GNMA loan is due, but unpaid, for three consecutive months (typically referred to as 90 days past due) the loan is required to be re-recognized on the balance sheet by the MSR owner. These loans are recorded in loans with government guarantees, and the liability to repurchase the loans is recorded in other liabilities on the consolidated statements of financial condition. This resulted in $1.8 billion of repurchase options as of September 30, 2020, a $1.7 billion increase from December 31, 2019. Certain loans within our portfolio may be subject to indemnifications and insurance limits which expose us to limited credit risk. We have reserved for these risks within other assets and as a component of our allowance for loan losses on residential first mortgages.

    Repossessed assets and the associated claims related to government guaranteed loans are recorded in other assets and totaled $22 million and $45 million, at September 30, 2020 and December 31, 2019, respectively.

Note 6 - Variable Interest Entities

    We have no consolidated VIEs as of September 30, 2020 and December 31, 2019.

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

    Changes in the fair value of residential first mortgage MSRs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Balance at beginning of period	$261	$316	$291	$290
Additions from loans sold with servicing retained	85	39	209	203
Reductions from sales	—	(12)	(46)	(57)
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other (1)	(25)	(30)	(74)	(60)
Changes in estimates of fair value due to interest rate risk (1) (2)	2	(28)	(57)	(91)
Fair value of MSRs at end of period	$323	$285	$323	$285
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

    The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10 percent and 20 percent to the weighted average of certain significant assumptions used in valuing these assets:

	September 30, 2020			December 31, 2019
		Fair value			Fair value
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
	(Dollars in millions)
Option adjusted spread	7.61%	$316	$310	5.34%	$284	$280
Constant prepayment rate	11.36%	$300	$279	10.59%	$271	$257
Weighted average cost to service per loan	$81.68	$320	$316	$84.41	$285	$282

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

    The following table summarizes income and fees associated with owned mortgage servicing rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net return (loss) on mortgage servicing rights
Servicing fees, ancillary income and late fees (1)	$30	$25	$75	$70
Decrease in MSR fair value due to pay-offs, pay-downs, run-off, model changes, and other	(25)	(30)	(74)	(60)
Changes in fair value due to interest rate risk	2	(28)	(57)	(91)
Gain on MSR derivatives (2)	4	31	68	92
Net transaction costs	1	—	(2)	(2)
Total return (loss) included in net return on mortgage servicing rights	$12	$(2)	$10	$9
(1)Servicing fees are recorded on an accrual basis. Ancillary income and late fees are recorded on a cash basis.
(2)Changes in the derivatives utilized as economic hedges to offset changes in fair value of the MSRs.

    The following table summarizes income and fees associated with our mortgage loans subserviced for others:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Loan administration income on mortgage loans subserviced
Servicing fees, ancillary income and late fees (1)	$33	$27	$94	$77
Charges on subserviced custodial balances (2)	(3)	(20)	(26)	(50)
Other servicing charges	(4)	(2)	(9)	(5)
Total income on mortgage loans subserviced, included in loan administration	$26	$5	$59	$22
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

    We have also designated certain interest rate swaps as cash flow hedges on LIBOR based variable interest payments on certain custodial deposits. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income on the Consolidated Statement of Financial Condition and reclassified into interest expense in the same period in which the hedge transaction is recognized in earnings. At September 30, 2020, we had $10 million (net-of-tax) of unrealized losses on derivatives classified as cash flow hedges recorded in accumulated other comprehensive income. We had no designated cash flow hedges at December 31, 2019. The estimated amount to be reclassified from other comprehensive income into earnings during the next 12 months represents $4 million of losses (net-of-tax).

Derivatives that are designated in hedging relationships are assessed for effectiveness using regression analysis at inception and qualitatively thereafter, unless regression analysis is deemed necessary. All designated hedge relationships were and are expected to be highly effective as of September 30, 2020.

    The following tables present the notional amount, estimated fair value and maturity of our derivative financial instruments:

	September 30, 2020 (1)
	Notional Amount	Fair Value (2)	Expiration Dates
	(Dollars in millions)
Derivatives in cash flow hedge relationships:
Assets
Interest rate swaps on custodial deposits	$800	$1	2026-2027
Derivatives in fair value hedge relationships:
Assets
Interest rate swaps on AFS securities	$450	$—	2022-2025
Interest rate swaps on HFI residential first mortgages	100	—	2024
Total derivative assets	$550	$—
Derivatives not designated as hedging instruments:
Assets
Futures	$1,132	$—	2020-2023
Mortgage-backed securities forwards	3,471	9	2020
Rate lock commitments	12,015	257	2020-2021
Interest rate swaps	724	65	2020-2030
Total derivative assets	$17,342	$331
Liabilities
Mortgage-backed securities forwards	$8,008	$37	2020
Rate lock commitments	169	—	2020-2021
Interest rate swaps and swaptions	2,030	9	2020-2050
Total derivative liabilities	$10,207	$46
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
	(Dollars in millions)
September 30, 2020
Derivatives designated as hedging instruments:
Assets
Interest rate swaps on AFS securities	$—	$—	$—	$—	$4
Interest rate swaps on custodial deposits	1	—	1	—	7
Interest rate swaps on HFI residential first mortgages	—	—	—	—	1
Total derivative assets	$1	$—	$1	$—	$12
Liabilities
Interest rate swaps on AFS securities	$—	$—	$—	$—	$—
Total derivative liabilities	$—	$—	$—	$—	$—

Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$9	$—	$9	$—	$—
Interest rate swaps	65	—	65	—	—
Futures	—	—	—	—	—
Total derivative assets	$74	$—	$74	$—	$—
Liabilities
Mortgage-backed securities forwards	$37	$—	$37	$—	$39
Interest rate swaps and swaptions (1)	9	—	9	—	31
Total derivative liabilities	$46	$—	$46	$—	$70

December 31, 2019
Derivatives not designated as hedging instruments:
Assets
Mortgage-backed securities forwards	$2	$—	$2	$—	$—
Interest rate swaps	26	—	26	—	—
Total derivative assets	$28	$—	$28	$—	$—
Liabilities
Mortgage-backed securities forwards	$9	$—	$9	$—	$24
Interest rate swaps and swaptions (1)	8	—	8	—	39
Total derivative liabilities	$17	$—	$17	$—	$63
(1)Variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions, is considered settlement of the derivative position for accounting purposes.

Losses of $1 million on fair value hedging relationships of AFS securities were recorded in interest income for three and nine months ended September 30, 2020

Losses of $1 million and $2 million on cash flow hedging relationships of custodial deposits were reclassified from AOCI into loan administration income during the three and nine months ended September 30, 2020.

Gains and losses on fair value hedging relationships of HFI residential first mortgages for the three and nine months ended September 30, 2020 were de-minimis.

The fair value basis adjustment on our hedged AFS securities is included in investment securities available for sale on our Consolidated Statements of Financial Condition. The carrying amount of our hedged securities was $1,878 million at September 30, 2020 and $287 million at December 31, 2019 of which $8 million and $1 million, respectively, were due to the fair value hedge relationship. The closed portfolio of AFS securities designated in this last layer method hedge was $1,808 million par (amortized cost of $1,805 million) at September 30, 2020 and $291 million par (amortized cost of $289 million) at

December 31, 2019 of which we have designated $450 million and $100 million at September 30, 2020 and December 31, 2019, respectively.

The fair value basis adjustment on our hedged fair HFI residential first mortgages is included in loans held-for-investment on our Consolidated Statements of Financial Condition. The carrying amount of our hedged loans was $255 million at September 30, 2020 of which $1 million was due to the fair value hedge relationship. There were no hedged HFI residential first mortgages at December 31, 2019. We have designated $100 million of this closed portfolio of loans in a hedging relationship as of September 30, 2020.

    At September 30, 2020, we pledged a total of $82 million related to derivative financial instruments, consisting of $56 million of cash collateral on derivative liabilities and $26 million of maintenance margin on centrally cleared derivatives and had a de-minimis obligation to return cash on derivative assets. We pledged a total of $63 million related to derivative financial instruments, consisting of $34 million of cash collateral on derivatives and $29 million of maintenance margin on centrally cleared derivatives and had a de-minimis obligation to return cash on derivative assets at December 31, 2019. Within the Consolidated Statements of Financial Condition, the collateral related to derivative activity is included in other assets and other liabilities and the cash pledged as maintenance margin is restricted and included in other assets.

    The following table presents net gain recognized in income on derivative instruments, net of the impact of offsetting positions:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
		(Dollars in millions)
Derivatives not designated as hedging instruments:	Location of gain (loss)
Futures	Net loss on mortgage servicing rights	$—	$—	$1	$(2)
Interest rate swaps and swaptions	Net gain (loss) on mortgage servicing rights	(2)	28	39	71
Mortgage-backed securities forwards	Net gain (loss) on mortgage servicing rights	5	3	28	23
Rate lock commitments and MSR forwards	Net gain (loss) on loan sales	70	27	190	57
Forward commitments	Other noninterest income	—	—	—	2
Interest rate swaps (1)	Other noninterest income	—	2	1	3
Total derivative (loss) gain		$73	$60	$259	$154
(1)Includes customer-initiated commercial interest rate swaps.

Note 9 - Borrowings

Federal Home Loan Bank Advances

    The following is a breakdown of our FHLB advances outstanding:

	September 30, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
	(Dollars in millions)
Short-term fixed rate term advances	$1,555	0.20%	$3,695	1.61%
Other short-term borrowings (1)	671	0.11%	470	1.64%
Total short-term Federal Home Loan Bank advances and other borrowings	2,226		4,165
Long-term fixed rate advances (2)	1,200	1.03%	650	1.45%
Total long-term Federal Home Loan Bank advances	1,200		650
Total Federal Home Loan Bank advances and other borrowings	$3,426		$4,815
(1)Includes borrowings under overnight federal funds purchased lines with other Federal Reserve member institutions.
(2)There was no current portion of fixed rate advances at both September 30, 2020 and December 31, 2019.

    The following table contains detailed information on our FHLB advances and other borrowings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Maximum outstanding at any month end	$4,388	$2,979	$6,841	$3,391
Average outstanding balance	$3,528	$2,446	$4,234	$2,769
Average remaining borrowing capacity	$5,494	$4,957	$5,249	$3,932
Weighted average interest rate	0.48%	2.10%	0.76%	2.33%

    The following table outlines the maturity dates of our FHLB advances and other borrowings:

September 30, 2020
(Dollars in millions)
2020	$2,226
2021	—
2022	200
2023	500
Thereafter	500
Total	$3,426

Parent Company Senior Notes and Trust Preferred Securities

    The following table presents long-term debt, net of debt issuance costs:

	September 30, 2020		December 31, 2019
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in millions)
Senior Notes
Senior notes, matures 2021	$246	6.125%	$249	6.125%
Trust Preferred Securities
Floating Three Month LIBOR Plus:
3.25%, matures 2032	26	3.48%	26	5.20%
3.25%, matures 2033	26	3.53%	26	5.24%
3.25%, matures 2033	26	3.47%	26	5.21%
2.00%, matures 2035	26	2.28%	26	3.99%
2.00%, matures 2035	26	2.28%	26	3.99%
1.75%, matures 2035	51	2.00%	51	3.64%
1.50%, matures 2035	25	1.78%	25	3.49%
1.45%, matures 2037	25	1.70%	25	3.34%
2.50%, matures 2037	16	2.75%	16	4.39%
Total Trust Preferred Securities	247		247
Total other long-term debt	$493		$496

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

Trust Preferred Securities

    We sponsor nine trust subsidiaries, which issued preferred stock to third party investors. We issued junior subordinated debt securities to those trusts, which we have included in long-term debt. The junior subordinated debt securities are the sole assets of those trusts. The trust preferred securities are callable by us at any time. Interest is payable quarterly; however, we may defer interest payments for up to 20 quarters without default or penalty. As of September 30, 2020, we had no deferred interest.

Note 10 - Accumulated Other Comprehensive Income

    The following table sets forth the components in accumulated other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Investment Securities
Beginning balance	$56	$(8)	$1	$(47)
Unrealized gain	—	18	72	61
Less: Tax provision	—	5	17	15
Net unrealized gain	—	13	55	46
Reclassifications out of AOCI (1)	—	—	—	7
Less: Tax provision	—	—	—	1
Net unrealized gain reclassified out of AOCI	—	—	—	6
Other comprehensive income, net of tax	—	13	55	52
Ending balance	$56	$5	$56	$5

Cash Flow Hedges
Beginning balance	$(10)	$—	$—	$—
Unrealized loss	—	—	(13)	—
Less: Tax benefit	—	—	(3)	—
Net unrealized loss	—	—	(10)	—
Reclassifications out of AOCI (1)	—	—	—	—
Other comprehensive loss, net of tax	—	—	(10)	—
Ending balance	$(10)	$—	$(10)	$—
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

    The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions, except share data)
Net income applicable to common stockholders	$222	$63	$384	$160
Weighted Average Shares
Weighted average common shares outstanding	57,032,746	56,484,499	56,827,171	56,607,944
Effect of dilutive securities
Stock-based awards	347,063	626,297	404,518	644,596
Weighted average diluted common shares	$57,379,809	$57,110,796	$57,231,689	$57,252,540
Earnings per common share
Basic earnings per common share	$3.90	$1.12	$6.76	$2.83
Effect of dilutive securities
Stock-based awards	(0.02)	(0.01)	(0.05)	(0.03)
Diluted earnings per common share	$3.88	$1.11	$6.71	$2.80

Note 12 - Stock-Based Compensation

    We had stock-based compensation expense of $6 million and $14 million for the three and nine months ended September 30, 2020, and $4 million and $9 million for the three and nine months ended September 30, 2019.

Restricted Stock and Restricted Stock Units

    The following table summarizes restricted stock and restricted stock units activity:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Shares	Weighted — Average Grant-Date Fair Value per Share	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock and Restricted Stock Units
Non-vested balance at beginning of period	1,412,884	$29.72	1,399,127	$28.72
Granted	7,429	30.96	378,953	27.96
Vested	(207,046)	26.48	(448,452)	25.50
Canceled and forfeited	(133,394)	22.70	(249,755)	22.59
Non-vested balance at end of period	1,079,873	$31.21	1,079,873	$31.21

2017 Employee Stock Purchase Plan

    A total of 800,000 shares of the Company’s common stock were reserved and authorized for issuance for purchase under the Employee Stock Purchase Plan (ESPP) of which 382,140 remain as of September 30, 2020. There were 43,946 and 149,789 shares issued under the ESPP during the three and nine months ended September 30, 2020 and the associated compensation expense was de minimis.

Note 13 - Income Taxes

    The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

    The following table presents our provision for income tax and effective tax provision rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Income before income taxes	$295	$78	$499	$197
Provision for income taxes	73	15	115	37
Effective tax provision rate	24.7%	18.4%	23.0%	18.6%

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

    To be categorized as "well-capitalized," the Company and the Bank must maintain minimum tangible capital, Tier 1 capital, common equity Tier 1, and total capital ratios as set forth in the table below. We, along with the Bank, are considered "well-capitalized" at both September 30, 2020 and December 31, 2019.

    The following tables present the regulatory capital ratios as of the dates indicated:

Flagstar Bancorp	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
September 30, 2020
Tier 1 capital (to adjusted avg. total assets)	$2,256	8.0%	$1,123	4.0%	$1,403	5.0%
Common equity Tier 1 capital (to RWA)	$2,016	9.2%	$985	4.5%	$1,422	6.5%
Tier 1 capital (to RWA)	$2,256	10.3%	$1,313	6.0%	$1,751	8.0%
Total capital (to RWA)	$2,471	11.3%	$1,751	8.0%	$2,188	10.0%
December 31, 2019
Tier 1 capital (to adjusted avg. total assets)	$1,720	7.6%	$909	4.0%	$1,136	5.0%
Common equity Tier 1 capital (to RWA)	$1,480	9.3%	$715	4.5%	$1,033	6.5%
Tier 1 capital (to RWA)	$1,720	10.8%	$953	6.0%	$1,271	8.0%
Total capital (to RWA)	$1,830	11.5%	$1,271	8.0%	$1,589	10.0%

Flagstar Bank	Actual		For Capital Adequacy Purposes		Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
September 30, 2020
Tier 1 capital (to adjusted avg. total assets)	$2,212	7.9%	$1,122	4.0%	$1,403	5.0%
Common equity Tier 1 capital (to RWA)	$2,212	10.1%	$985	4.5%	$1,422	6.5%
Tier 1 capital (to RWA)	$2,212	10.1%	$1,313	6.0%	$1,751	8.0%
Total capital (to RWA)	$2,427	11.1%	$1,751	8.0%	$2,188	10.0%
December 31, 2019
Tier 1 capital (to adjusted avg. total assets)	$1,752	7.7%	$909	4.0%	$1,136	5.0%
Common equity Tier 1 capital (to RWA)	$1,752	11.0%	$714	4.5%	$1,032	6.5%
Tier 1 capital (to RWA)	$1,752	11.0%	$952	6.0%	$1,270	8.0%
Total capital (to RWA)	$1,862	11.7%	$1,270	8.0%	$1,587	10.0%

Note 15 - Legal Proceedings, Contingencies and Commitments

Legal Proceedings

    We and our subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business operations. In addition, the Bank is routinely named in civil actions throughout the country by borrowers and former borrowers relating to the closing, purchase, sale, and servicing of mortgage loans. From time to time, governmental agencies also conduct investigations or examinations of various practices of the Bank. In the course of such investigations or examinations, the Bank cooperates with such agencies and provides information as requested.

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

At September 30, 2020, we do not believe that the amount of any reasonably possible losses in excess of any amounts accrued with respect to ongoing proceedings or any other known claims will be material to our financial statements, or that the ultimate outcome of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

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
Other litigation accruals

    At September 30, 2020 and December 31, 2019, excluding the fair value liability relating to the DOJ Liability, our total accrual for contingent liabilities and settled litigation was $7 million and $3 million, respectively.

Commitments

    In the normal course of business, we have various commitments outstanding which are not included on our consolidated statements of financial position. The following table is a summary of the contractual amount of significant commitments:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Commitments to extend credit
Mortgage loan commitments including interest-rate locks	$12,257	$4,099
Warehouse loan commitments	2,218	1,944
Commercial and industrial commitments	1,207	1,107
Other commercial commitments	1,653	2,015
HELOC commitments	562	558
Other consumer commitments	301	175
Standby and commercial letters of credit	97	82

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

    Supplemental executive retirement plan with former CEO. The Company entered into a supplemental executive retirement plan (“SERP”) with a former CEO in 2009. Under the plan, the former CEO was to receive a $16 million payment in August 2018. The Company fully accrued for the SERP liability during that time period and no SERP payments have been made to the former CEO. Due to the condition of the Company at the time the former CEO’s employment ended, we believe that any payment under the SERP would be deemed to be a “Golden Parachute” payment and, therefore, is subject to certain banking regulations. As a result, we would need to make an application to the regulators to make a payment and certify to certain criteria. The Company does not believe that it can make such a certification. The former CEO has filed a lawsuit to compel us to make that certification and ultimately pay the liability. Final dispensation of the "SERP" is not within our control and the liability of $16 million at September 30, 2020 may be adjusted as more information is known.

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

	September 30, 2020
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$1,171	$—	$1,171
Agency - Residential	—	837	—	837
Municipal obligations	—	30	—	30
Corporate debt obligations	—	77	—	77
Other MBS	—	49	—	49
Certificate of deposits	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	5,349	—	5,349
Loans held-for-investment
Residential first mortgage loans	—	12	—	12
Home equity	—	—	2	2
Mortgage servicing rights	—	—	323	323
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	257	257
Futures	—	—	—	—
Mortgage-backed securities forwards	—	9	—	9
Interest rate swaps and swaptions	—	66	—	66
Total assets at fair value	$—	$7,601	$582	$8,183
Derivative liabilities
Mortgage backed securities forwards	$—	$(37)	$—	$(37)
Interest rate swaps	—	(9)	—	(9)
DOJ Liability	—	—	(35)	(35)
Total liabilities at fair value	$—	$(46)	$(35)	$(81)

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
	(Dollars in millions)
Investment securities available-for-sale
Agency - Commercial	$—	$947	$—	$947
Agency - Residential	—	1,015	—	1,015
Municipal obligations	—	31	—	31
Corporate debt obligations	—	77	—	77
Other MBS	—	45	—	45
Certificate of Deposit	—	1	—	1
Loans held-for-sale
Residential first mortgage loans	—	5,219	—	5,219
Loans held-for-investment
Residential first mortgage loans	—	10	—	10
Home equity	—	—	2	2
Mortgage servicing rights	—	—	291	291
Derivative assets
Rate lock commitments (fallout-adjusted)	—	—	34	34
Mortgage-backed securities forwards	—	2	—	2
Interest rate swaps and swaptions	—	26	—	26
Total assets at fair value	$—	$7,373	$327	$7,700
Derivative liabilities
Rate lock commitments (fallout-adjusted)	$—	$—	$(1)	$(1)
Mortgage-backed securities forwards	—	(9)	—	(9)
Interest rate swaps	—	(8)	—	(8)
DOJ Liability	—	—	(35)	(35)
Contingent consideration	—	—	(10)	(10)
Total liabilities at fair value	$—	$(17)	$(46)	$(63)

Fair Value Measurements Using Significant Unobservable Inputs

    The following tables include a roll forward of the Consolidated Statements of Financial Condition amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy:

	Balance at Beginning of Period	Total Gains (Losses) Recorded in Earnings (1)	Purchases / Closings	Sales	Settlement	Transfers Out	Balance at End of Period
	(Dollars in millions)
Three Months Ended September 30, 2020
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	261	(23)	85	—	—	—	323
Rate lock commitments (net) (2)(3)	205	90	333	—	—	(371)	257
Totals	$468	$67	$418	$—	$—	$(371)	$582
Liabilities
DOJ Liability	$(35)	$—	$—	$—	$—	$—	$(35)
Contingent consideration	(27)	—	—	—	27	—	—
Totals	$(62)	$—	$—	$—	$27	$—	$(35)

Three Months Ended September 30, 2019
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	316	(58)	39	(12)	—	—	285
Rate lock commitments (net) (2)(3)	50	20	113	—	—	(133)	50
Totals	$368	$(38)	$152	$(12)	$—	$(133)	$337
Liabilities
DOJ Liability	$(35)	$—	$—	$—	$—	$—	$(35)
Contingent consideration	(7)	(4)	—	—	3	—	(8)
Totals	$(42)	$(4)	$—	$—	$3	$—	$(43)
(1)There were no unrealized gains (losses) recorded in OCI during the three months ended September 30, 2020 and 2019.
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

	Balance at Beginning of Period	Total Gains (Losses) Recorded in Earnings (1)	Purchases / Closings	Sales	Settlement	Transfers Out	Balance at End of Period
	(Dollars in millions)
Nine Months Ended September 30, 2020
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	291	(131)	209	(46)	—	—	323
Rate lock commitments (net) (2)(3)	34	274	805	—	—	(856)	257
Totals	$327	$143	$1,014	$(46)	$—	$(856)	$582
Liabilities
DOJ Liability	$(35)	$—	$—	$—	$—	$—	$(35)
Contingent consideration	(10)	(17)	—	—	27	—	—
Totals	$(45)	$(17)	$—	$—	$27	$—	$(35)

Nine Months Ended September 30, 2019
Assets
Loans held-for-investment
Home equity	$2	$—	$—	$—	$—	$—	$2
Mortgage servicing rights (2)	290	(151)	203	(57)	—	—	285
Rate lock commitments (net) (2)(3)	20	75	245	—	—	(290)	50
Totals	$312	$(76)	$448	$(57)	$—	$(290)	$337
Liabilities
DOJ Liability	$(60)	$25	$—	$—	$—	$—	$(35)
Contingent consideration	(6)	(5)	—	—	3	—	(8)
Totals	$(66)	$20	$—	$—	$3	$—	$(43)
(1)There were no unrealized gains (losses) recorded in OCI during the nine months ended September 30, 2020 and 2019.
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
	(Dollars in millions)
September 30, 2020
Assets
Loans held-for-investment
Home equity	$2	Discounted cash flows	Discount rate Constant prepayment rate Constant default rate	7.2% -10.8% (9.0%) 23.1% - 34.7% (28.9%) 1.7%-2.6% (2.2%)	(1)
Mortgage servicing rights	$323	Discounted cash flows	Option adjusted spread Constant prepayment rate Weighted average cost to service per loan	3.7% - 21.2% (7.6%) 0% - 14.3% (11.4%) $67 - $95 ($82)	(1)
Rate lock commitments (net)	$257	Consensus pricing	Closing pull-through rate	80.6% - 87.2% (81.9%)	(1)
Liabilities
DOJ Liability	$(35)	Discounted cash flows	See description below	See description below

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
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

    MSRs. The significant unobservable inputs used in the fair value measurement of the MSRs are option adjusted spreads, prepayment rates, and cost to service. Significant increases (decreases) in all three assumptions in isolation result in a significantly lower (higher) fair value measurement. For September 30, 2020 and December 31, 2019, the weighted average life (in years) for the entire MSR portfolio was 3.9 and 4.1, respectively.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

    We also have assets that are subject to measurement at fair value on a nonrecurring basis under certain conditions. The following table presents assets measured at fair value on a nonrecurring basis:

	Total (1)	Level 2	Level 3	Losses
	(Dollars in millions)
September 30, 2020
Loans held-for-sale (2)	$14	$14	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	21	—	21	(3)
Repossessed assets (3)	6	—	6	(3)
Totals	$41	$14	$27	$(7)
December 31, 2019
Loans held-for-sale (2)	$6	$6	$—	$(1)
Impaired loans held-for-investment (2)
Residential first mortgage loans	14	—	14	(5)
Repossessed assets (3)	10	—	10	(3)
Totals	$30	$6	$24	$(9)
(1)The fair values are determined at various dates dependent upon when certain conditions were met requiring fair value measurement.
(2)Gains (losses) reflect fair value adjustments on assets for which we did not elect the fair value option.
(3)Gains (losses) reflect write downs of repossessed assets based on the estimated fair value of the specific assets.

    The following table presents the quantitative information about nonrecurring Level 3 fair value financial instruments and the fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in millions)
September 30, 2020
Impaired loans held-for-investment
Residential first mortgage loans	$21	Fair value of collateral	Loss severity discount	0% - 100% (12.4%)	(1)
Repossessed assets	$6	Fair value of collateral	Loss severity discount	0% - 96.3% (31.8%)	(1)
December 31, 2019
Impaired loans held-for-investment
Residential first mortgage loans	$14	Fair value of collateral	Loss severity discount	25% - 30% (25.9%)	(1)
Repossessed assets	$10	Fair value of collateral	Loss severity discount	0% - 100% (17.1%)	(1)
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

Fair Value of Financial Instruments

    The following table presents the carrying amount and estimated fair value of financial instruments that are carried either at fair value, cost, or amortized cost:

	September 30, 2020
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$280	$280	$280	$—	$—
Investment securities available-for-sale	2,165	2,165	—	2,165	—
Investment securities held-to-maturity	440	458	—	458	—
Loans held-for-sale	5,372	5,372	—	5,372	—
Loans held-for-investment	16,476	16,266	—	12	16,254
Loans with government guarantees	2,500	2,480	—	2,480	—
Mortgage servicing rights	323	323	—	—	323
Federal Home Loan Bank stock	377	377	—	377	—
Bank owned life insurance	355	355	—	355	—
Repossessed assets	6	6	—	—	6
Other assets, foreclosure claims	22	22	—	22	—
Derivative financial instruments, assets	332	332	—	75	257
Liabilities
Retail deposits
Demand deposits and savings accounts	$(8,223)	$(7,634)	$—	$(7,634)	$—
Certificates of deposit	(1,525)	(1,539)	—	(1,539)	—
Wholesale deposits	(1,034)	(1,053)	—	(1,053)	—
Government deposits	(1,748)	(1,703)	—	(1,703)	—
Company controlled deposits	(7,416)	(7,377)	—	(7,377)	—
Federal Home Loan Bank advances and other	(3,426)	(3,455)	—	(3,455)	—
Long-term debt	(493)	(449)	—	(449)	—
DOJ Liability	(35)	(35)	—	—	(35)
Contingent consideration	—	—	—	—	—
Derivative financial instruments, liabilities	(46)	(46)	—	(46)	—

	December 31, 2019
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets
Cash and cash equivalents	$426	$426	$426	$—	$—
Investment securities available-for-sale	2,116	2,116	—	2,116	—
Investment securities held-to-maturity	598	599	—	599	—
Loans held-for-sale	5,258	5,258	—	5,258	—
Loans held-for-investment	12,129	12,031	—	10	12,021
Loans with government guarantees	736	707	—	707	—
Mortgage servicing rights	291	291	—	—	291
Federal Home Loan Bank stock	303	303	—	303	—
Bank owned life insurance	349	349	—	349	—
Repossessed assets	10	10	—	—	10
Other assets, foreclosure claims	45	45	—	45	—
Derivative financial instruments, assets	62	88	—	54	34
Liabilities
Retail deposits
Demand deposits and savings accounts	$(6,811)	$(6,050)	$—	$(6,050)	$—
Certificates of deposit	(2,353)	(2,368)	—	(2,368)	—
Wholesale deposits	(633)	(640)	—	(640)	—
Government deposits	(1,213)	(1,156)	—	(1,156)	—
Custodial deposits	(4,136)	(4,066)	—	(4,066)	—
Federal Home Loan Bank advances	(4,815)	(4,816)	—	(4,816)	—
Long-term debt	(496)	(462)	—	(462)	—
DOJ Liability	(35)	(35)	—	—	(35)
Contingent consideration	(10)	(10)	—	—	(10)
Derivative financial instruments, liabilities	(18)	(44)	—	(43)	(1)

Fair Value Option

    We elected the fair value option for certain items as discussed throughout the Notes to the Consolidated Financial Statements to more closely align the accounting method with the underlying economic exposure. Interest income on LHFS is accrued on the principal outstanding primarily using the "simple-interest" method.

    The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Assets
Loans held-for-sale
Net gain on loan sales	$340	$97	$899	$272
Loans held-for-investment
Other noninterest income	$—	$1	$—	$1
Liabilities
DOJ Liability
Other noninterest income	$—	$—	$—	$25

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for assets and liabilities for which the fair value option has been elected:

	September 30, 2020			December 31, 2019
	UPB	Fair Value	Fair Value Over / (Under) UPB	UPB	Fair Value	Fair Value Over / (Under) UPB
	(Dollars in millions)
Assets
Nonaccrual loans
Loans held-for-sale	$6	$5	$(1)	$3	$3	$—
Loans held-for-investment	9	8	(1)	5	4	(1)
Total nonaccrual loans	$15	$13	$(2)	$8	$7	$(1)
Other performing loans
Loans held-for-sale	$5,125	$5,344	$219	$5,057	$5,216	$159
Loans held-for-investment	6	5	(1)	8	8	—
Total other performing loans	$5,131	$5,349	$218	$5,065	$5,224	$159
Total loans
Loans held-for-sale	$5,131	$5,349	$218	$5,060	$5,219	$159
Loans held-for-investment	15	13	(2)	13	12	(1)
Total loans	$5,146	$5,362	$216	$5,073	$5,231	$158
Liabilities
DOJ Liability (1)	$(118)	$(35)	$83	$(118)	$(35)	$83
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

    The following tables present financial information by business segment for the periods indicated:

	Three Months Ended September 30, 2020
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$158	$49	$5	$(32)	$180
Provision (benefit) for credit losses	(2)	(3)	—	37	32
Net interest income after provision (benefit) for credit losses	160	52	5	(69)	148
Net gain on loan sales	2	344	—	—	346
Loan fees and charges	—	29	16	—	45
Net return on mortgage servicing rights	—	12	—	—	12
Loan administrative (expense) income	(1)	(10)	40	(3)	26
Other noninterest income	15	3	—	5	23
Total noninterest income	16	378	56	2	452
Compensation and benefits	28	42	12	41	123
Commissions	1	71	—	—	72
Loan processing expense	1	15	8	—	24
Other noninterest expense	63	32	21	(30)	86
Total noninterest expense	93	160	41	11	305
Income (loss) before indirect overhead allocations and income taxes	83	270	20	(78)	295
Indirect overhead allocation income (expense)	(11)	(18)	(4)	33	—
Provision (benefit) for income taxes	15	53	3	2	73
Net income (loss)	$57	$199	$13	$(47)	$222

Intersegment (expense) revenue	$(22)	$(12)	$10	$24	$—

Average balances
Loans held-for-sale	$—	$5,602	$—	$—	$5,602
Loans with government guarantees	—	2,122	—	—	2,122
Loans held-for-investment (2)	12,311	2,498	—	30	14,839
Total assets	12,603	11,195	78	4,401	28,277
Deposits	11,265	—	7,329	967	19,561
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Three Months Ended September 30, 2019
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$105	$37	$5	$(1)	$146
Provision (benefit) for credit losses	—	(2)	—	3	1
Net interest income after provision for credit losses	105	39	5	(4)	145
Net gain (loss) on loan sales	(4)	114	—	—	110
Loan fees and charges	—	20	8	1	29
Net return on mortgage servicing rights	—	(2)	—	—	(2)
Loan administrative (expense) income	(1)	(7)	32	(19)	5
Other noninterest income	18	2	—	9	29
Total noninterest income	13	127	40	(9)	171
Compensation and benefits	27	29	7	35	98
Commissions	—	37	—	1	38
Loan processing expense	1	10	10	1	22
Other noninterest expense	42	25	14	(1)	80
Total noninterest expense	70	101	31	36	238
Income (loss) before indirect overhead allocations and income taxes	48	65	14	(49)	78
Indirect overhead allocation income (expense)	(10)	(10)	(4)	24	—
Provision (benefit) for income taxes	8	11	2	(6)	15
Net income (loss)	$30	$44	$8	$(19)	$63

Intersegment (expense) revenue	$(6)	$8	$7	$(9)	$—

Average balances
Loans held-for-sale	$20	$3,766	$—	$—	$3,786
Loans with government guarantees	—	574	—	—	574
Loans held-for-investment (2)	11,681	33	—	29	11,743
Total assets	12,184	5,378	38	3,597	21,197
Deposits	10,513	—	4,556	748	15,817
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Nine Months Ended September 30, 2020
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$395	$147	$14	$(60)	$496
Provision (benefit) for credit losses	3	(8)	—	153	148
Net interest income after provision (benefit) for credit losses	392	155	14	(213)	348
Net gain on loan sales	2	737	—	—	739
Loan fees and charges	1	68	43	—	112
Net loss on mortgage servicing rights	—	10	—	—	10
Loan administrative (expense) income	(2)	(25)	112	(26)	59
Other noninterest income	43	5	—	20	68
Total noninterest income	44	795	155	(6)	988
Compensation and benefits	79	111	33	118	341
Commissions	2	160	—	—	162
Loan processing expense	4	39	24	2	69
Other noninterest expense	231	114	57	(137)	265
Total noninterest expense	316	424	114	(17)	837
Income (loss) before indirect overhead allocations and income taxes	120	526	55	(202)	499
Indirect overhead allocation income (expense)	(31)	(45)	(15)	91	—
Provision (benefit) for income taxes	19	101	8	(13)	115
Net income (loss)	$70	$380	$32	$(98)	$384

Intersegment (expense) revenue	$(97)	$(46)	$27	$116	$—

Average balances
Loans held-for-sale	$—	$5,499	$—	$—	$5,499
Loans with government guarantees	—	1,267	—	—	1,267
Loans held-for-investment (2)	10,702	2,693	—	29	13,424
Total assets	11,100	10,539	65	4,288	25,992
Deposits	10,817	—	6,114	767	17,698
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

	Nine Months Ended September 30, 2019
	Community Banking	Mortgage Originations	Mortgage Servicing	Other (1)	Total
	(Dollars in millions)
Summary of Operations
Net interest income	$296	$103	$11	$—	$410
Provision (benefit) for credit losses	17	(3)	—	4	18
Net interest income after provision for credit losses	279	106	11	(4)	392
Net gain (loss) on loan sales	(10)	243	—	1	234
Loan fees and charges	1	47	22	—	70
Net return on mortgage servicing rights	—	9	—	—	9
Loan administrative (expense) income	(3)	(16)	91	(50)	22
Other noninterest income	46	9	—	58	113
Total noninterest income	34	292	113	9	448
Compensation and benefits	77	79	19	100	275
Commissions	1	75	—	—	76
Loan processing expense	5	23	30	2	60
Other noninterest expense	125	63	43	1	232
Total noninterest expense	208	240	92	103	643
Income (loss) before indirect overhead allocations and income taxes	105	158	32	(98)	197
Indirect overhead allocation income (expense)	(30)	(30)	(13)	73	—
Provision (benefit) for income taxes	16	26	4	(9)	37
Net income (loss)	$59	$102	$15	$(16)	$160

Intersegment (expense) revenue	$(14)	$19	$19	$(24)	$—

Average balances
Loans held-for-sale	$37	$3,495	$—	$—	$3,532
Loans with government guarantees	—	511	—	—	511
Loans held-for-investment (2)	10,465	22	—	29	10,516
Total assets	10,950	5,018	47	3,862	19,877
Deposits	10,247	—	3,536	522	14,305
(1)Includes offsetting adjustments made to reclassify income and expenses relating to operating leases and custodial deposits for subservicing clients.
(2)    Includes adjustment made to reclassify operating lease assets to loans held-for-investment.

Note 18 - Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

    We adopted the following ASU during the quarter ended September 30, 2020, which did not have a material impact to our financial statements:

Standard	Descriptions	Effective Date
ASU 2020-06	Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity	September 1, 2020

Note 19 - Subsequent Events

Subordinated Notes

On October 28, 2020, we issued $150 million of Subordinated Debt (the "Notes") with a maturity date of November 1, 2030. The Notes bear interest at a fixed rate of 4.125% through October 31, 2025, and a variable rate tied to SOFR thereafter until maturity. We have the option to redeem all or a part of the Notes beginning on November 1, 2025 and on any subsequent interest payment date. The Notes will qualify as Tier 2 capital for regulatory purposes.

Share Repurchase

On October 28, 2020, we completed a share repurchase of 4,587,647 shares of common stock worth $150 million from MP Thrift Investments L.P. at a purchase price per share of $32.70.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    A discussion regarding our management of market risk is included in "Market Risk" in this report in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures. As of September 30, 2020, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), an evaluation was performed by the Company’s management, including our principal executive and financial officers, regarding the design and effectiveness of our disclosure controls and procedures. Based upon that evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms as of September 30, 2020.
(b)Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Adverse Economic Conditions

We are currently in the midst of a health crisis as a result of COVID-19. The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. In addition, the pandemic has resulted in temporary or permanent closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. Some states and communities have re-opened and may be at risk of restrictions again in the future. As a result, the demand for our products and services may be significantly negatively impacted. Our ongoing response to COVID-19, including standing up new programs specified in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), such as the PPP, and our long-term effectiveness while working remotely, could have a significant, lasting impact on our operations, financial condition and reputation. The extent to which COVID-19 impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

There has also been disruption in the market for mortgage backed securities resulting from overall low level of rates across the yield curve, the high level of volatility of interest rates, and the financial weakness of some traditional buyers of mortgage servicing rights. This has caused uncertainty with respect to our ability to sell mortgage servicing rights. At September 30, 2020, we had $323 million of mortgage servicing rights which equated to 16.0 percent of common equity tier one capital. Should the level of mortgage servicing rights exceed 25 percent of common equity tier one capital, we are required to deduct the excess in determining our regulatory capital levels. If we have the inability to sell mortgage servicing rights on a timely basis, there could be negative impacts to our regulatory capital or an impact on our pricing for mortgage loans which could negatively impact our mortgage origination business and our financial condition.

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

The following table details borrowers currently participating in a forbearance program:

			Forbearance Requested
			Borrowers making July, August and September Payments		Remaining Borrowers
	Total Population						Percent of UPB	Percent of Accounts
	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts	Unpaid Principal Balance (1)	Number of accounts
	(Dollars in millions)
Loan servicing
Subserviced for others (2)	$180,981	893,559	$5,654	26,529	$15,103	67,192	11.5%	10.5%
Serviced for others (3)	37,908	148,868	950	3,908	3,081	12,217	10.6%	10.8%
Serviced for own loan portfolio (4)	8,469	62,486	196	1,792	468	1,886	7.8%	5.9%
Total loans serviced	$227,358	1,104,913	$6,800	32,229	$18,652	81,295	11.2%	10.3%
(1)UPB, net of write downs, does not include premiums or discounts.
(2)Loans subserviced for a fee for non-Flagstar owned loans or MSRs. Includes temporary short-term subservicing performed as a result of sales of servicing-released MSRs.
(3)Loans for which Flagstar owns the MSR.
(4)Includes LHFI (residential first mortgage, home equity and other consumer), LHFS (residential first mortgage) and loans with government guarantees (residential first mortgage).

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

We also have a concentration of customers in the mortgage finance business. We make warehouse and MSR loans to these customers, and often originate through them in the correspondent channel of our mortgage originations business. The implications of federally mandated forbearance is expected to have a detrimental impact on the liquidity position of these companies that may have already been experiencing financial stress. It is not clear what, if any, programs will be available to these customers to provide liquidity. As a consequence, some of these companies could fail. A failure of one of our customers could be a loss of mortgage closing volume and could also lead to credit losses, should the collateral underlying their loans prove insufficient to repay the amount of the loan outstanding.

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

Allowance for Credit Losses

Our ACL, which reflects our estimate of lifetime losses inherent in the loans held-for-investment portfolio and our reserve for unfunded commitment, may not be sufficient to cover actual credit losses. We have loan exposures to industries that have been impacted more severely by COVID-19 including:

As of September 30, 2020
Loan Exposure
(Dollars in millions)
Retail	$300
Hotel	$261
Leisure & Entertainment	$131
Senior Housing	$118
Automotive	$87
Healthcare	$40

Our ACL calculations include a forecast for a reasonable and supportable time period. We utilized the Moody’s September scenarios in our forecast: a growth forecast, weighted at 30 percent; a baseline forecast, weighted at 40 percent; and an adverse forecast, weighted at 30 percent. The resulting composite forecast for the third quarter 2020 was roughly equivalent to the scenario we used in the second quarter of 2020. Unemployment ends the year at 10 percent and recovers only slightly in 2021. GDP recovers only slightly by the end of the year from current levels and does not return to near pre-COVID levels until 2024. HPI drops about 2 percent from mid-2020 through 2021. Changing economic conditions could cause a material difference in future forecasts used in our calculations. If actual results differ materially from the forecast used in our calculations, our credit loss provision may increase and our ACL may not be sufficient to cover losses sustained, particularly for the impacted industries. The current pandemic has resulted in the environment changing rapidly which increases the risk of inaccurate forecasts because they depend upon significant judgments and estimates, which can be even more challenging in an environment of uncertainty. The calculation for ACL is complex and the associated risk could impact our results of operations and may place stress on our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended September 30, 2020.
Issuer Purchases of Equity Securities

    The Company made no purchases of its equity securities during the quarter ended September 30, 2020.

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

4.2*	Form of 6.125% Global Note due 2021 (previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4, dated October 7, 2016, and incorporated herein by reference).

4.3*	Form of 4.125% Fixed-to-Floating Rate Subordinated Note due 2030.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101	Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2020, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

* Incorporated herein by reference

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date:	November 9, 2020	/s/ Alessandro DiNello
Alessandro DiNello
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James K. Ciroli
James K. Ciroli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)